Form 10-K
period 1994-01-30
HOME DEPOT INC
filed 1994-04-22
CIK 354950

FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended January 30, 1994
                               OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  Commission File Number 1-8207

                      THE HOME DEPOT, INC.
     (Exact name of Registrant as specified in its charter)

                            Delaware
 (State or other jurisdiction of incorporation or organization)

                       IRS No. 95-3261426
              (I.R.S. Employer Identification No.)

             2727 Paces Ferry Road, Atlanta, Georgia
            (Address of principal executive offices)

                              30339
                           (Zip Code)

 Registrant's telephone number, including area code:  (404) 433-8211

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                        Name of Each Exchange
          Title of Each Class           on Which Registered

     Common Stock, $.05 Par Value       New York Stock Exchange

     4-1/2% Convertible Subordinated    New York Stock Exchange
          Notes due 1997


SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.         Yes  X         No
                                               ---           ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

The aggregate market value of the Common Stock of the Registrant held by nonaffiliates of the Registrant on March 28, 1994 was $17,835,344,406. The aggregate market value was computed by reference to the closing price of the stock on the New York Stock Exchange on such date. For the purposes of this response, executive officers and directors are deemed to be the affiliates of the Registrant and the holding by nonaffiliates was computed as 418,473,590 shares.

The number of shares outstanding of the Registrant's Common Stock as of March 28, 1994 was 450,648,080 shares.

               DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's proxy statement for its Annual Meeting of Stockholders, to be held May 25, 1994, which will be filed pursuant to Regulation 14A within 120 days of the close of Registrant's fiscal year, is incorporated by reference in answer to Part III of this report but only to the extent indicated therein. In addition, pages 20 through 38 of The Home Depot, Inc.'s 1993 Annual Report to Stockholders is incorporated by reference in answer to Items 6, 7 and 8 of Part II and Item 14(a) of Part IV of this report.

                             PART I
Item 1.   BUSINESS

     The Home Depot, Inc. and its subsidiaries ("The Home Depot" or "Company") is the leading retailer in the home improvement industry. It operates "warehouse style" stores which sell a wide assortment of building materials and home improvement products. At fiscal year end the Company's three operating divisions-- Western, Southeast and Northeast--had 264 stores in 23 states with an aggregate total of approximately 26,383,000 square feet of selling space. Such stores average approximately 100,000 square feet of enclosed space per store, with an additional 10,000 to 28,000 square feet of outside selling and storage
space.    The Company's executive offices are located at 2727
Paces Ferry Road, Atlanta, Georgia 30339, telephone number (404)
433-8211.

     The Home Depot's operating strategy stresses providing a broad range of merchandise at competitive prices and utilizing highly knowledgeable service oriented personnel and aggressive advertising. Company-employed shoppers regularly check prices at competitors' operations to ensure that The Home Depot's low "Day-In, Day-Out" warehouse prices are competitive within each market.

     Since a large proportion of the Company's customers are individual homeowners, many of whom may have limited experience in do-it-yourself projects, management considers its employees' knowledge of products and home improvement techniques and applications to be very important to its marketing approach and its ability to maintain customer satisfaction. The Home Depot also devotes significant marketing, advertising and service efforts toward attracting professional remodelers and commercial users.

Products

     Management estimates that during the course of a year, a typical store stocks approximately 30,000 product items, including variations in color and size. Each store carries a wide selection of quality and nationally advertised brand name merchandise. The table below shows the percentage of sales of each major product group for each of the last three fiscal years. However, these percentages may not necessarily be representative of the Company's future product mix due, among other things, to the effects of promotional activities associated with opening additional stores. Also, newly opened stores did not operate through a complete seasonal product cycle for all periods presented.

                                           Percentage of Sales
                                Year Ended      Year Ended     Year Ended
                                  Feb. 2,         Jan. 31,       Jan. 30,
                                    1992            1993           1994
Product Group
Plumbing, heating, lighting
  and electrical supplies           28.5%           27.3%          27.6%
Building materials, lumber,
  floor and wall coverings          32.8            34.1           34.2
Hardware and tools                  12.3            12.8           13.0
Seasonal and specialty items        15.2            14.8           14.5
Paint and Other                     11.2            11.0           10.7
                                   -----           -----          -----
                                   100.0%          100.0%         100.0%
                                   =====           =====          =====

  The Company sources its merchandise from approximately 4,350 vendors worldwide, of which no single vendor accounts for as much as 10% of purchases. The Company is not dependent on any single vendor. A substantial majority of merchandise is purchased directly from manufacturers, thereby eliminating costs of intermediaries. Management believes that competitive sources of supply are readily available for substantially all its products.

Marketing and Sales

  Management believes a number of the Company's existing stores are operating at or above their optimum capacity. In order to enhance market penetration over time, the Company has adopted a strategy of adding new stores near the edge of the market areas served by existing stores. While such a strategy may initially have a negative impact on the rate of growth of comparable store-for-store sales, management believes the benefits of this "cannibalization" strategy are to increase customer satisfaction and overall market share by reducing delays in shopping, increasing utilization by existing customers and attracting new customers to more convenient locations.

  The Home Depot has continued to introduce or refine a number of merchandising programs during fiscal 1993. Key among them is the Company's ongoing commitment to becoming the supplier of first choice to an assortment of professional customers, primarily small-scale remodelers, carpenters, plumbers, electricians and building maintenance professionals. The Company has reacted to the needs of this group by emphasizing commercial credit programs, delivery services, new merchandising programs and more efficient shopping through the Company's Store Productivity Improvement program.

  The Company continued a Company-wide roll-out of an enlarged garden center prototype. These centers which are as large as 28,000 square feet, feature 6,000 to 8,000 square foot greenhouses or covered selling areas providing year round selling opportunities as well as a significantly expanded product assortment. By the end of fiscal 1993, the prototype was in place in 87 stores. Both new and older stores will incorporate the expanded centers where space is available.

  During fiscal 1993, the Company continued to develop innovative merchandising programs that are helping to further grow the business. The Company's installed sales program became available in 251 stores in 26 markets and is planned to be in all of the Company's stores over the next year. There are approximately 2,370 installed sales vendors who, as independent, licensed contractors, are authorized to provide services to customers. This program targets the buy-it-yourself ("B-I-Y") customer, who will purchase an item but either does not have the desire or ability to install the item.

  During the past year, the Company began a three year marketing effort to support its sponsorship of the 1994 and 1996 Olympic Games and the U.S. Olympic teams' participation at those games. A select number of the Company's key suppliers are providing significant financial support for the sponsorship.

  In January 1994, the Company opened its second Expo(Regis. TM) Design Center in Atlanta, Georgia, which is the first of its kind on the
East Coast.  The Expo stores, located in San Diego and Atlanta, are enabling the regional merchandising staff to test a variety of upscale interior design products and services. The Company is currently considering the feasibility of opening Expo stores in
other markets.   During 1993 and early 1994, the Company also
opened seven Depot Diners on a test basis in Atlanta, Seattle and various locations in South Florida. Depot Diners are an extension of the Company's commitment to total customer satisfaction, and are designed to provide customers and employees with a convenient place to eat. The Company believes customers with limited amounts of time to complete their shopping, especially customers with small children, may spend more time in the store if fast food is available on site. The food service providers vary by market.

  "The Home Depot", the "Homer" advertising symbol and various private label brand names under which the Company sells a limited range of products are service marks, trademarks or trade names of the Company and are considered to be important assets of the Company.

Information Systems

  Each store is equipped with a computerized point of sale system, electronic bar code scanning system, and a mini-computer. These systems provide efficient customer check-out with an approximate 90 percent scan rate, store-based inventory management, rapid order replenishment, labor planning support, and item movement information. Store information is communicated to home office and divisional office computers via a satellite network. These computers provide corporate financial and merchandising support systems.

  The Company is constantly assessing and upgrading its information systems to support its growth, reduce and control costs, and enable better decision-making. The Company continues to see greater efficiency as a result of its electronic data interchange (EDI) program. Currently, over 250 of the Company's highest volume vendors are participating in the EDI program. The Company also operates its own television network and produces training and communications programs that are transmitted to stores via the satellite network.

Employees

      As of fiscal year end, The Home Depot employed approximately 50,700 persons, of whom approximately 3,600 were salaried and the remainder were compensated on an hourly basis. Approximately 90 percent of the Company's employees are employed on a full-time basis. In order to attract and retain qualified personnel, the Company seeks to maintain salary and wage levels above those of its competitors in its market areas. The Company's policy is to hire and train additional personnel in anticipation of future store expansion.

      The Company has never experienced a strike or any work stoppage and management believes that its employee relations are satisfactory. There are no collective bargaining agreements covering any of the Company's employees.

Competition

      The business of the Company is highly competitive, based in part on price, location of store, customer service and depth of merchandise. In each of the markets served by the Company, there are several other chains of building supply houses, lumber yards and home improvement stores. In addition, the Company must compete, with respect to some of its products, with discount stores, local, regional and national hardware stores, warehouse clubs, independent building supply stores and to a lesser extent, other retailers.

      Due to the variety of competition faced by the Company, management is unable to accurately measure the Company's market share in its existing market areas. However, management believes that the Company is an effective and significant competitor in these markets.

Executive Officers

      The following provides information concerning the executive officers holding positions in the Company and/or its subsidiaries.

  BERNARD MARCUS, has been Chairman of the Board of Directors and Chief Executive Officer ("CEO") since its inception in 1978, and is, together with Mr. Arthur M. Blank and Mr. Kenneth G. Langone (a director of the Company), a co-founder of the Company. Mr. Marcus serves on the Board of Directors of Wachovia Bank of Georgia, N.A., National Service Industries, Inc. and the New York Stock Exchange, Inc. Mr. Marcus is a member of the Advisory Board and Board of Directors of the Shepherd Spinal Center in Atlanta, as well as a Vice President and member of the Board of The City of Hope, a charitable organization in Duarte, California. Mr. Marcus is also a member of Emory University's Board of Visitors.

  ARTHUR M. BLANK, has been President, Chief Operating Officer ("COO") and a director of The Home Depot since its inception in 1978; and is, together with Mr. Bernard Marcus and Mr. Kenneth G. Langone, a co-founder of the Company. Mr. Blank serves as Chairman of the Board of Trustees of North Carolina Outward Bound School, a non-profit corporation; serves on the Board of Trustees of Emory University; the Board of Councilors of the Carter Center of Emory University; and the Board of Directors of Post Properties Inc. and Harry's Farmers Market, Inc.

  RONALD M. BRILL, has been Executive Vice President and Chief Financial Officer ("CFO") of the Company since March 1993. Mr. Brill joined The Home Depot as its Controller in 1978, was elected Treasurer in 1980, Vice President-Finance in 1981, Senior Vice President and CFO in 1984, and elected as a director in 1987. Mr. Brill serves on the Board of Directors of AutoFinance Group, Inc.; the Board of Trustees of the Atlanta Jewish Federation; the Board of Trustees of Woodruff Arts Center; the Board of Directors of the Atlanta High Museum of Art; the Board of Directors of the Atlanta Chamber of Commerce; and the Governing Board of Woodward Academy.

  JAMES W. INGLIS, has been a director of the Company since
1993. Mr. Inglis has been Executive Vice President-Strategic Development since April 1994. Mr. Inglis joined The Home Depot in 1983 as a merchandiser and was shortly thereafter promoted to Senior Merchandiser and then promoted to Vice President-Merchandising (West Coast) in 1985, and Executive Vice President-
Merchandising in 1988.   Mr. Inglis serves as endowment chairman
for the City of Hope's hardware and home improvement industry group.

  BRUCE W. BERG, has been President-Southeast Division since
1991.  Mr. Berg joined the Company in 1984 as Vice President-
Merchandising (East Coast) and was promoted to Senior Vice
President (East Coast) in 1988.

  BILL HAMLIN, has been Executive Vice President-Merchandising since April 1994. Mr. Hamlin joined the Company in 1985 as a merchandiser and was promoted to Vice President-Merchandising (West Coast) in 1988 and President-Western Division in 1990.

  LARRY M. MERCER, has been President-Northeast Division since 1991. Mr. Mercer joined the Company in 1979 as an Assistant Store Manager and after serving as a Store Manager was promoted to Regional Manager of the Central Florida Region in 1983. Mr. Mercer was then promoted to Vice President-Store Operations (East Coast) in 1987.

  MARSHALL L. DAY, has been Senior Vice President-Finance since
March 1993. Mr. Day joined the Company in 1986 as Controller, was promoted to Vice President, Controller in 1988 and Vice
President-Finance in 1989.

  STEPHEN BEBIS, has been President and Chief Executive Officer of The Home Depot Canada, a Canadian partnership, since February
1994.  Mr. Bebis' division operates the

Aikenhead's Home Improvement Warehouse, which is owned jointly by the Molson Companies Limited and The Home Depot. Mr. Bebis joined The Home
Depot in 1984 as a Merchandiser. Prior to joining Aikenhead's in 1990, Mr. Bebis was Vice President-Merchandising for the Mid-
South Division of The Home Depot. Mr. Bebis is currently a member of the Board of Directors of Habitat for Humanity Canada and a member of the Young Presidents' Organization.

  HARRY PIERCE, has been President-Western Division since April 1994. Mr. Pierce joined the Company in 1984 as an Assistant Store Manager and later became an Associate Merchandiser in 1985. After serving several years as a Merchandiser both in Atlanta and in the Northeast, Mr. Pierce was promoted to Manager, Merchandising Information Systems in 1990. In 1992, Mr. Pierce joined the Company's Western Division as Vice President-Merchandising.


Item 2.  PROPERTIES

      The following table illustrates the Company's store locations by state as of the end of fiscal year 1993:

                          Number of Stores
     State                    in State
     Alabama                     2
     Arizona                    11
     California                 73
     Connecticut                 7
     Florida                    52
     Georgia                    18
     Louisiana                   6
     Maryland                    6
     Massachusetts               9
     Nevada                      3
     New Hampshire               3
     New Jersey                 12
     New York                   10
     North Carolina              3
     Oklahoma                    2
     Oregon                      1
     Pennsylvania                2
     Rhode Island                1
     South Carolina              3
     Tennessee                   7
     Texas                      26
     Virginia                    4
     Washington                  3
                               ---
       TOTAL                   264
                               ===

     At fiscal year end, The Home Depot had stores located in 23 states, with approximately 68% being concentrated in California, Georgia, Texas, Florida and Arizona. In late fiscal 1988, the Company began to open stores in the Northeast, its first expansion outside the Sunbelt states. Despite a generally weak economy in the Northeast region, the stores the Company operates in this region have reported sales volumes which are among the highest of the Company's stores. Although new store openings for fiscal 1993 occurred primarily in existing markets, the Company continued its geographic expansion by opening stores in a number of new markets in fiscal 1993 -- upper New York; eastern Pennsylvania; metro Washington, D.C.; Portland, Oregon; Reno, Nevada; Greensboro, North Carolina; Charleston, South Carolina; Tallahassee, Florida; Augusta, Georgia; Bakersfield, Fresno and Stockton, California; and Oklahoma City, Oklahoma.

     In November 1993, the Company announced plans to acquire seven non-operating store locations in the Chicago area from Waban Inc., owners of HomeBase Home Improvement Centers. In February 1994, the Company acquired from the Molson Companies Limited ("Molson"), a 75% interest in the Canadian home improvement warehouse retailer, Aikenhead's Home Improvement Warehouse. The Company has the right to acquire Molson's remaining 25% interest in six years. The Company will be the managing partner of the new enterprise, known as The Home Depot Canada, a Canadian partnership. At the time of the acquisition, Aikenhead's was operating seven stores in Ontario and had an additional three stores scheduled to open by April 1994. The Company anticipates operating approximately 12 stores throughout major Canadian markets by the end of fiscal 1994.

     From the end of fiscal 1988 to the end of fiscal 1993, the Company increased its store count by an average of approximately 22% per year (from 96 to 264 stores) and increased the total store square footage by an average of approximately 26% per year (from 8,216,000 to 26,383,000 total square feet). The Home Depot expects to continue to increase its store count in both existing and selected new markets on a basis consistent with its previously stated policy of not exceeding a maximum growth rate of new stores of approximately 25 percent per year. The Home Depot took advantage of recent competitive opportunities despite this stated policy. During fiscal 1993, the Company opened 50 new stores and relocated six existing stores, including the opening of approximately 18 additional stores in the Northeast region, approximately 15 additional stores in the Southeast region, including the Expo Design Center store, and approximately 17 additional stores in the Western region. During fiscal 1994, the Company anticipates opening approximately 70 new stores: 18 in the Southeast, 18 in the Northeast, 19 in the West, 10 in the Midwest and five in Canada, plus relocations of nine existing stores. New stores average approximately 102,000 square feet with an additional 15,000 to 28,000 square feet of outside selling and storage area.

     Of the Company's 264 stores, 61% are owned (including those owned subject to a ground lease) consisting of approximately
16,197,00 square feet and 39% are leased consisting of approximately 10,186,000 square feet. In recent years, the relative percentage of new stores owned has increased. The
Company prefers to own stores because of the greater operating control and flexibility, generally lower occupancy costs and certain other economic advantages of owned stores. See "Management's Discussion and Analysis of Results of Operations and Financial Condition--Liquidity and Capital Resources."

     The Company's executive, corporate staff and accounting office occupies approximately 371,000 square feet of leased space in two locations in Atlanta, Georgia. The Company occupies an aggregate of 122,500 square feet, of which 68,500 square feet is owned and 54,000 square feet is leased for divisional offices located in Atlanta, Georgia; Fullerton, California; South Plainfield, New Jersey; and Tampa, Florida.


Item 3.  LEGAL  PROCEEDINGS

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company is a party or to which any of its property is the subject.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 30, 1994.

                             PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     Since April 19, 1984, the Common Stock of the Company has been listed on the New York Stock Exchange under the symbol "HD". The table below sets forth the high and low sales prices of the Common Stock on the New York Stock Exchange Composite Tape as reported in The Wall Street Journal and the quarterly cash dividends declared per share of Common Stock during the periods indicated.

                                                Price Range*            Cash
                                                ---------------         Dividends
                                                Low        High         Declared*
                                                ---        ----         ----------
Fiscal Year 1992
  First Quarter ended May 3, 1992                $29.75    $34.25       $.0150
  Second Quarter ended August 2, 1992             30.88     38.00        .0225
  Third Quarter ended November 1, 1992            36.75     43.75        .0225
  Fourth Quarter ended January 31, 1993           42.75     51.50        .0225

Fiscal Year 1993
  First Quarter ended May 2, 1993                $39.63    $50.50       $.0225
  Second Quarter ended August 1, 1993             41.13     47.00        .0300
  Third Quarter ended October 31, 1993            35.00     47.25        .0300
  Fourth Quarter ended January 30, 1994           36.50     44.25        .0300

Fiscal Year 1994
  First Quarter (through March 28, 1994)         $37.13     $44.63      $.0300
_____________________________

* On July 1, 1992, the Company effected a three-for-two stock split and on April 13, 1993, the Company effected a four-for-three stock split, each in the form of a stock dividend, with respect to the shares of Common Stock issued and outstanding on June 11, 1992 and March 24, 1993, respectively. The prices in the table set forth above have been adjusted by the Company to give effect retroactively to such stock splits. Dividends declared also have been adjusted to give effect to the stock splits.

     The Company paid its first cash dividend on June 22, 1987 and has since paid dividends in each quarter. Future dividend policy will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors.

Number of Record Holders

      The number of record holders of The Home Depot's Common
Stock as of March 28, 1994 was 61,596 (without including individual participants in nominee security position listings).

Item 6.  SELECTED FINANCIAL DATA

      Reference is made to information for the fiscal years 1988-1993 under the heading "Ten Year Selected Financial and Operating Highlights" contained in the Company's Annual Report to Stockholders for the fiscal year ended January 30, 1994, which information is incorporated herein by reference.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION


      Reference is made to information under the heading
"Management's Discussion and Analysis of Results of Operations and Financial Condition" contained in the Company's Annual Report to Stockholders for the fiscal year ended January 30, 1994, which information is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Reference is made to information under the headings "Consolidated Statements of Earnings," "Consolidated Balance Sheets," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and "Independent Auditors' Report" contained in the Company's Annual Report to Stockholders for the fiscal year ended January 30, 1994, which information is incorporated herein by reference.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                            PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by Item 10 is incorporated by reference from the information in Registrant's proxy statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Stockholders to be held May 25, 1994, except as to biographical information on Executive Officers which is contained in Item I of this Annual Report on Form 10-K.

Item 11. EXECUTIVE COMPENSATION

      The information required by Item 11 is incorporated by reference from the information in Registrant's proxy statement
(filed or to be filed pursuant to Regulation 14A) for its Annual
Meeting of Stockholders to be held May 25, 1994.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

      The information required by Item 12 is incorporated by reference from the information in Registrant's proxy statement
(filed or to be filed pursuant to Regulation 14A) for its Annual
Meeting of Stockholders to be held May 25, 1994.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Item 13 is incorporated by reference from the information in Registrant's proxy statement
(filed or to be filed pursuant to Regulation 14A) for its Annual
Meeting of Stockholders to be held May 25, 1994.

                             PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K

      (a)  1.  Financial Statements

      The following financial statements are filed herewith by incorporation by reference from pages 25 through 38 of the Registrant's Annual Report to Stockholders for the fiscal year ended January 30, 1994, as provided in Item 8 hereof:

      - Consolidated Statements of Earnings for the fiscal years ended January 30, 1994, January 31, 1993 and February 2, 1992.

      - Consolidated Balance Sheets as of January 30, 1994 and
January 31, 1993.

      - Consolidated Statements of Stockholders' Equity for the fiscal years ended January 30, 1994, January 31, 1993 and February 2, 1992.

      - Consolidated Statements of Cash Flows for the fiscal years ended January 30, 1994, January 31, 1993 and February 2, 1992.

      - Notes to Consolidated Financial Statements.

      - Independent Auditors' Report.

           2.  Financial Statement Schedules

The following financial statement schedules are filed herewith:

      - Independent Auditors' Report on Financial Statement Schedules.

      - Schedule I - Investments for the fiscal year ended January 30, 1994.

      - Schedule II - Amounts Receivable from Related Parties and
Underwriters, Promoters and Employees Other Than Related Parties for the fiscal years ended January 30, 1994, January 31, 1993 and February 2, 1992.

      - Schedule V - Property and Equipment for the fiscal years ended January 30, 1994, January 31, 1993 and February 2, 1992.

      - Schedule VI - Accumulated Depreciation and Amortization of Property and Equipment for the fiscal years ended January 30, 1994, January 31, 1993 and February 2, 1992.

      All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

      (b)  Reports on Form 8-K

      There were no reports on Form 8-K filed during the last quarter of the fiscal year ended January 30, 1994.

      (c)  Exhibits

      Exhibits marked with an asterisk (*) are hereby incorporated by reference to exhibits or appendices previously filed by the Registrant as indicated in brackets following the description of the exhibit.

    * 3.l    Restated Certificate of Incorporation of The Home Depot, Inc.
    									[Form 10-K for the fiscal year ended January 29, 1989,
   									 Exhibit 3.1].

    * 3.2 By-Laws, as amended [Form 10-K for the fiscal year ended February 3, 1991, Exhibit 3.2].

    * 4.1 Indenture dated as of January 15, 1992 among The Home Depot, Inc., as issuer, Home Depot U.S.A., Inc., as guarantor, and Wachovia Bank of Georgia, N.A., as trustee for $805,000,000, 4-1/2% Convertible Subordinated Notes due 1997. [Form 10-K for the fiscal year ended February 2, 1992, Exhibit 4.2].

    *10.1    Investment Banking Consulting Contract dated April 17, 1985 between Invemed Associates, Inc. and the Registrant. [Form
									    10-K for the fiscal year ended February 2, 1992, Exhibit
									    10.1].

    *10.2 +Corporate Office Management Bonus Plan of the Registrant dated March 1, 1991. [Form 10-K for the fiscal year ended February 2, 1992, Exhibit 10.2].

    *10.3 +Employee Stock Purchase Plan, as amended March 22, 1991 [Appendix B to Registrant's Proxy Statement for the Annual Meeting of Stockholders held May 22, 1991].

     10.4    +Senior Officers' Bonus Pool Plan as adopted by the
             Compensation Committee of the Board of Directors on February 23, 1994.

    *10.5    +The Home Depot Employee Stock Ownership Plan and Trust, as
    									amended [Form 10-K for the fiscal year ended January 29,
									    1989, Exhibit 10.7].

    *10.6    +The Home Depot, Inc. 1991 Omnibus Stock Option Plan
             [Appendix A to Registrant's Proxy Statement for the Annual Meeting of Stockholders held May 22, 1991].

    *10.7    +Executive Medical Reimbursement Plan, effective
             January 1, 1992 [Form 10-K for the fiscal year ended January 31, 1993, Exhibit 10.7].

     11      Computation of Earnings Per Common and Common Equivalent
             Share.

     13 The Registrant's Annual Report to Stockholders for the fiscal year ended January 30, 1994. Only those portions of said report which are specifically designated in this Form 10-K as being incorporated by reference are being electronically filed pursuant to the Securities Exchange Act of 1934.

     21      List of Subsidiaries of the Registrant.

     23      Consent of Independent Auditors.

     24 Special Powers of Attorney authorizing execution of this Form 10-K Annual Report have been granted and are filed herewith as follows:

             Power of Attorney from Frank Borman.

             Power of Attorney from Berry R. Cox.

             Power of Attorney from Peter S. Gold.

             Power of Attorney from Milledge A. Hart, III.

             Power of Attorney from James W. Inglis.

             Power of Attorney from Donald R. Keough.

             Power of Attorney from Kenneth G. Langone.

             Power of Attorney from M. Faye Wilson.

- ----------------------
+Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

                           SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, The Home Depot, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Atlanta, and State of Georgia on this 22nd day of April, 1994.

                         THE HOME DEPOT, INC.



                         By:  /s/ Bernard Marcus
                         (Bernard Marcus, Chairman of theBoard,
                         Chief Executive Officer and Secretary)


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, The Home Depot, Inc., and in the capacities and on the dates indicated.


Signature                Title                          Date
- ---------                -----                          ----


 /s/ Bernard Marcus      Chairman of the Board, Chief   April 22, 1994
(Bernard Marcus)         Executive Officer and Secretary
                         (Principal Executive Officer)


 /s/ Arthur M. Blank     President, Chief Operating     April 22, 1994
(Arthur M. Blank)        Officer and Director



 /s/ Ronald M. Brill     Chief Financial Officer,       April 22, 1994
 (Ronald M. Brill)       Executive Vice President and
                         Director (Principal Financial
                         and Accounting Officer)

        *                Director                       April 22, 1994
(Frank Borman)

Signature                Title                          Date
- ---------                -----                          ----


        *                Director                       April 22, 1994
(Berry R. Cox)


        *                Director                       April 22, 1994
(Peter S. Gold)


        *                Director                       April 22, 1994
(Milledge A. Hart, III)


        *                Director                        April 22, 1994
(James W. Inglis)


        *                Director                        April 22, 1994
(Donald R. Keough)


        *                Director                        April 22, 1994
(Kenneth G. Langone)


        *                Director                        April 22, 1994
(M. Faye Wilson)

* The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-indicated directors of the Registrant pursuant to powers of attorney, executed on behalf of each such director.

                                   By: /s/ Bernard Marcus
                                   (Bernard Marcus, Attorney-in-fact)

KPMG Peat Marwick

Certified Public Accountants

303 Peachtree Street, N.E.         Telephone 404 222 3000
Suite 2000                         Telefax   404 222 3050
Atlanta. GA 30308





     Independent Auditors' Report on Financial Statement Schedules





The Board of Directors
 and Stockholders
The Home Depot, Inc.:


Under date of March 11, 1994, we reported on the consolidated balance sheets of The Home Depot, Inc. and subsidiaries as of January 30, 1994 and January 31, 1993, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended January 30, 1994, as contained in the January 30, 1994 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended January 30, 1994. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as whole, present fairly, in all material respects, the information set forth therein.




                                        /s/KPMG PEAT MARWICK



March 11, 1994

                           Schedule I

                      The Home Depot, Inc.
                           Investments
                          As of 1-30-94
                             (000's)

Col A.                          Col. B                  Col. C                         Col. D                    Col. E
                                                                                                                 Amount At
                                                                                      Market                  Which Carried
Category                        Principal                 Cost                     Value @ 1-30-94          On Balance Sheet
Tax-exempt notes and bonds      $100,110                $105,473                     $105,419                   $104,997
U.S. Treasury securities          60,915                  61,339                       61,717                     61,285
U.S. government agency
  securities                      74,392                  74,983                       74,898                     74,941
Commercial paper                  15,285                  16,496                       16,437                     16,496
Certificates of deposit           30,000                  30,000                       29,811                     30,000
Corporate bonds                  208,500                 210,714                      212,172                    209,902
Preferred stock                   46,850                  46,831                       47,144                     46,831
Asset-backed securities           60,397                  61,351                       61,357                     61,288
Other                              6,500                   7,052                        6,894                      6,859
                                --------                --------                     --------                   --------
                                $602,949                $614,239                     $615,849                   $612,599
                                ========                ========                     ========                   ========

                           Schedule II

             Amounts Receivable From Related Parties
            and Underwriters, Promoters and Employees
                   Other Than Related Parties


Col. A                  Col. B                  Col. C                          Col. D                  Col. E

                                                                                                        Balance at End
                                                                                 Deductions                 of Period
                        Balance at                                              (1)         (2)          (1)        (2)
Name of                 Beginning of                                                    Amt. Written                Not
Debtor                    Period                Additions                Amt. Collected      Off       Current    Current

Fiscal Year 1993:
Don Ingham              (a)    ---              $100,000                     $100,000        ---         ---         ---
Lynn Martineau          (a) $100,000               ---                       $100,000        ---         ---         ---
Bernard Wolford         (a)    ---              $125,000                     $125,000        ---         ---         ---

Fiscal Year 1992:

Dennis Ryan             (a) $ 35,241               ---                       $ 35,241        ---         ---         ---
Bryant Scott            (a) $100,000               ---                       $100,000        ---         ---         ---
Lynn Martineau          (a)    ---              $100,000                         ---         ---      $100,000       ---

Fiscal Year 1991:

Bryant Scott            (a)    ---              $100,000                         ---         ---      $100,000       ---
Dennis Ryan             (a) $ 70,483               ---                       $ 35,242        ---      $ 35,241       ---
Ken Ubertino            (a) $280,000               ---                       $280,000        ---         ---         ---
Harry Pierce            (a) $100,000               ---                       $100,000        ---         ---         ---


(a)  Non-interest bearing note was issued in conjunction with purchase of new home and is payable upon sale of existing home and/or from proceeds of annual bonuses or sales of stock through 1994.

                           Schedule V
                     Property and Equipment

Col. A                  Col. B                  Col. C                  Col. D                  Col. E         Col. F
(In thousands)
                                                                                                Other
                                                                                                changes -
                        Balance at                                                              add             Balance
                        beginning               Additions                                       (deduct) -      at end
Classification (1)      of period               at cost                 Retirements             describe        of period

Fiscal year 1993
  Land                  $  502,022              $332,579                  $20,161               ---          $   814,440
  Buildings                619,909               280,713                    8,867               ---              891,755
  Furniture, fixtures,
    and equipment          344,139               139,785                   32,135               ---              451,789
  Leasehold improvements   212,196                24,880                   12,143               ---              224,933
  Construction in progress 101,064                93,912                      494               ---              194,482
  Capital leases            12,446                28,583                    ---                 ---               41,029
                        ----------              --------                  -------               ---           ----------
                        $1,791,776              $900,452                  $73,800               ---           $2,618,428
                        ==========              ========                  =======               ===           ==========
Fiscal year 1992
  Land                  $  379,073              $125,580                  $ 2,631               ---           $  502,022
  Buildings                444,249               177,939                    2,279               ---              619,909
  Furniture, fixtures,
    and equipment          253,831               104,273                   13,965               ---              344,139
  Leasehold improvements   178,460                39,389                    5,654               ---              212,196
  Construction in progress 120,390               (14,970)                   4,356               ---              101,064
  Capital leases             7,380                 5,066                    ---                 ---               12,446
                        ----------              --------                  -------               ---           ----------
                        $1,383,383              $437,277                  $28,885               ---           $1,791,776
                        ==========              ========                  =======               ===           ==========
Fiscal year 1991
  Land                  $  262,560              $117,632                  $ 1,119               ---           $  379,073
  Buildings                272,095               172,313                      159               ---              444,249
  Furniture, fixtures,
    and equipment          186,025                72,153                    4,347               ---              253,831
  Leasehold improvements   160,760                23,907                    6,207               ---              178,460
  Construction in progress  82,179                38,813                      602               ---              120,390
  Capital leases             ---                   7,380                     ---                ---                7,380
                        ----------              --------                  -------               ---           ----------
                        $  963,619              $432,198                  $12,434               ---           $1,383,383
                        ==========              ========                  =======               ===           ==========

(1)  Estimated useful lives used for property and equipment are:
         Buildings                                  20-45 years
         Furniture, fixtures, and equipment          5-20 years
         Leasehold improvements                      8-30 years

                         Schedule VI

            Accumulated Depreciation and Amortization
                    of Property and Equipment


Col. A                  Col. B                  Col. C                  Col. D                  Col. E                  Col. F
In thousands
                                                                                                Other
                                                Additions                                       changes -
                        Balance at              charged to                                      add                     Balance
                        beginning               costs and                                       (deduct) -              at end
                        of period               expenses                Retirements             describe                of period


Fiscal year 1993
Buildings               $  44,573                $21,933                  $ 1,361                    ---                  $ 65,145
Furniture, fixtures,
  and equipment            93,714                 46,398                   16,992                    ---                   123,120
Leasehold improvements     45,505                 16,514                    3,182                    ---                    58,837
Capital leases              ---                      422                      ---                    ---                       422
                        ---------                -------                  -------                    ---                  --------
                        $ 183,792                $85,267                  $21,535                    ---                  $247,524
                        =========                =======                  =======                    ===                  ========
Fiscal year 1992

Buildings                $ 28,974                $16,110                   $  511                    ---                  $ 44,573
Furniture, fixtures,
  and equipment            66,949                 33,882                    7,117                    ---                    93,714
Leasehold improvements     32,686                 14,985                    2,166                    ---                    45,505
                         --------                -------                   ------                    ---                  --------
                         $128,609                $64,977                   $9,794                    ---                  $183,792
                         ========                =======                   ======                    ===                  ========
Fiscal year 1991

Buildings                 $17,568                $11,416                   $   10                    ---                  $ 28,974
Furniture, fixtures,
  and equipment            44,549                 24,633                    2,233                    ---                    66,949
Leasehold improvements     22,772                 12,989                    3,075                    ---                    32,686
                          -------                -------                   ------                    ---                  --------
                          $84,889                $49,038                   $5,318                    ---                  $128,609
                          =======                =======                   ======                    ===                  ========

                               EXHIBIT INDEX

10.4 Senior Officers' Bonus Pool Plan as adopted by the Compensation Committee of the Board of Directors on February 23, 1994.

11       Computation of Earnings Per Common and Common Equivalent Share.

13 The Registrant's Annual Report to Stockholders for the fiscal year ended January 30, 1994. Only those portions of said report which are specifically designated in this Form 10-K as being incorporated by reference are being electronically filed pursuant to the Securities Exchange Act of 1934.

21       List of Subsidiaries of the Registrant.

23       Consent of Independent Auditors.

24 Special Powers of Attorney authorizing execution of this Form 10-K Annual Report have been granted and are filed herewith as follows:

         Power of Attorney from Frank Borman.

         Power of Attorney from Berry R. Cox.

         Power of Attorney from Peter S. Gold.

         Power of Attorney from Milledge A. Hart, III.

         Power of Attorney from James W. Inglis.

         Power of Attorney from Donald R. Keough.

         Power of Attorney from Kenneth G. Langone.

         Power of Attorney from M. Faye Wilson.