Form 10-Q
period 1994-05-01
HOME DEPOT INC
filed 1994-06-06
CIK 354950

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
(Mark One)
X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       May 1, 1994


- - - OR -

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to


Commission file number   1-8207

                         THE HOME DEPOT, INC.
(Exact name of registrant as specified in its charter)

Delaware                                        95-3261426
(State or other jurisdiction of       (I.R.S. Employer
 incorporation or organization)       Identification Number)

2727 Paces Ferry Road       Atlanta, Georgia           30339
(Address of principal executive offices)            (Zip Code)

(404) 433-8211
(Registrant's telephone number, including area code)


(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No


APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

$.05 par value 450,969,605 Shares, as of 5/18/94

THE HOME DEPOT, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

May 1, 1994






                                                           Page

Part I.  Financial Information:

Item 1.  Financial Statements
     CONSOLIDATED STATEMENTS OF EARNINGS -
     Three-Month Period Ended
     May 1, 1994 and May 2, 1993............................  3

     CONSOLIDATED CONDENSED BALANCE SHEETS -
     As of May 1, 1994 and January 30, 1994.................  4

     CONSOLIDATED CONDENSED STATEMENTS OF
     CASH FLOWS - Three-Month Period Ended
     May 1, 1994 and May 2,1993.............................  5

     NOTES TO CONSOLIDATED CONDENSED
     FINANCIAL STATEMENTS...................................  6


Item 2.  Management's Discussion and Analysis
        of Results of Operations and Financial
        Condition..........................................7-10

Part II.  Other Information:

Item 4.   Submission of Matters to a Vote on Security
              Holders......................................  11

Item 6.   Exhibits and Reports on 8-K......................  11

Signature Page.............................................  12

Index to Exhibits..........................................  13

PART I.  FINANCIAL INFORMATION

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In Thousands, Except Per Share Data)
                                        Three Months Ended
                                     May 1, 1994     May 2, 1993

Net Sales                            $2,872,129      $2,180,218
Cost of Merchandise Sold              2,063,372       1,578,518
  Gross Profit                          808,757         601,700

Operating Expenses:
  Selling and Store Operating           519,389         389,245

  Pre-opening                             9,713           5,498
  General and Administrative             51,891          46,615
    Total Operating Expenses            580,993         441,358

    Operating Income                    227,764         160,342

Interest Income (Expense):
  Interest Income                         8,397          15,770
  Interest Expense                       (8,567)         (8,633)
    Interest, Net                          (170)          7,137

    Earnings Before Income Taxes        227,594         167,479

Income Taxes                             87,860          60,680

    Net Earnings                    $   139,734     $   106,799

Earnings Per Common and
  Common Equivalent Share         $         .31   $         .24

Dividends Per Share               $         .03   $         .02


Weighted Average Number of
  Common and Common
  Equivalent Shares                     453,976         452,561

See accompanying notes to consolidated condensed financial statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(In Thousands)
                                        May 1,      January 30,
                                         1994          1994
ASSETS

Current Assets:
  Cash and Cash Equivalents         $  267,561      $   99,997
  Short-Term Investments,
   including current maturities
   of long-term investments             62,038         330,976
  Accounts Receivable, Net             192,756         198,431
  Merchandise Inventories            1,557,771       1,293,477
  Other Current Assets                  56,601          43,720

    Total Current Assets             2,136,727       1,966,601

Property and Equipment, at cost      2,959,119       2,618,428
Less:  Accumulated Depreciation
       and Amortization               (272,145)       (247,524)
    Net Property and Equipment       2,686,974       2,370,904

Long-Term Investments
  held Available for Sale              340,234         281,623
Cost in Excess of the Fair Value of Net
    Assets Acquired, Net                83,992          19,503
Other                                   44,176          62,258
                                    $5,292,103      $4,700,889

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                  $  768,768      $  521,246
  Accrued Salaries
    and Related Expenses               216,255         167,489
  Sales Taxes Payable                   85,437          57,590

  Other Accrued Expenses               208,112         184,462
  Income Taxes Payable                  93,167          40,303
  Current Installments
    of Long-Term Debt                    1,548           1,548
    Total Current Liabilities        1,373,287         972,638

Convertible Subordinated Debt          804,990         804,990
Long-Term Debt,
  excluding current installments        36,745          37,002
Other Long-Term Liabilities             91,724          44,332
Deferred Income Taxes                   31,248          27,827

Stockholders' Equity:
  Common Stock - 450,933,000 shares outstanding
      at 05/01/94 and 449,364,000 shares outstanding
      at 01/30/94                       22,546         22,468
  Paid-in Capital                    1,455,631      1,436,029
  Retained Earnings                  1,526,794      1,400,575
  Cumulative Translation Adjustments    (5,309)          (121)
  Unrealized Holding Loss on Investments  (702)           ---
                                     2,998,960      2,858,951
  Less Notes Receivable from ESOP       44,851         44,851
    Total Stockholders' Equity       2,954,109      2,814,100

                                    $5,292,103      $4,700,889

See accompanying notes to consolidated condensed financial statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)
(In Thousands)
                                          Three Months Ended
                                    May 1, 1994      May 2, 1993
Cash Provided from Operations:

  Net Earnings                      $   139,734      $   106,799

  Reconciliation of Net Earnings to Net Cash
    Provided by Operations:
      Depreciation and Amortization      28,374           20,535

      Increase in Accounts Payable
         and Accrued Expenses           318,635          216,389
      Increase in Merchandise
         Inventories                   (210,977)       (155,005)
      Increase in Income Taxes Payable   59,029           49,813

      Increase in Receivables, Net        5,057            6,822
      Other                               6,734          (6,818)
        Total          206,852           131,736
        Net Cash Provided by Operations  346,586         238,535


Cash Flows From Investing Activities:

  Capital Expenditures                  (260,246)      (192,540)
  Payment for Purchase of
    Partnership Interest                (161,548)          ---
  Proceeds from Sale of
    Short-Term Investments, Net           88,142          71,737

  Purchase of Long-Term Investments      (46,997)      (226,173)
  Proceeds from Maturities of
    Long-Term Investments                  6,916          61,937

  Proceeds from Sale of
    Long-Term Investments                161,197         131,661

  Proceeds from Sale of
    Property and Equipment                12,697           6,569

  Advances Secured by Real Estate, Net    21,104          12,176

        Net Cash Used in
          Investing Activities          (178,735)      (134,633)

Cash Flows From Financing Activities:

  Proceeds from Sale of
    Common Stock, Net                     13,515          17,480

  Cash Received from ESOP                   ---               83

  Principal Repayments of Long-Term Debt    (287)          (424)
  Cash Dividends Paid to Stockholders    (13,515)       (10,020)

        Net Cash (Used In) Provided
           by Financing Activities         (287)          7,119

  Increase in Cash and
     Cash Equivalents                   167,564         111,021
  Cash and Cash Equivalents,
     Beginning of Period                 99,997         121,744
  Cash and Cash Equivalents,
     End of Period                    $ 267,561     $   232,765

See accompanying notes to consolidated condensed financial statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.      Summary of Significant Accounting Policies:

     Basis of Presentation
              The accompanying consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal reoccurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 30, 1994 as filed with the Securities and Exchange Commission (File No. 1-8207).

2.     Acquisition of Interest in Canadian Company
              Effective February 28, 1994, the Company entered into a partnership and, as a result, acquired 75% of Aikenhead's Home Improvement Warehouse, now known as Home Depot Canada, which was operating seven warehouse-style home improvement stores at the time of the acquisition in Toronto, London and Kitchener, Ontario, Canada. Subsequent to the acquisition, the partnership has opened three stores located in Edmonton and Calgary, Alberta and Vancouver, British Columbia, respectively.
                   At any time after the sixth anniversary of the
              purchase, the Company has the option to purchase, or the other partner has the right to cause the Company to purchase, the remaining 25% of Home Depot Canada. The option price is based on the lesser of fair market value or a value to be determined by an agreed-upon formula as of the option exercise date.
                   The purchase price paid for the 75% interest in
              Home Depot Canada was approximately $162,000,000 and is being accounted for by the purchase method of accounting. The excess purchase price over the estimated fair value of the net assets as of the acquisition date has been recorded as goodwill and will be amortized over 40 years.

3.            Accounting for Investments
              In the first quarter of fiscal 1994, the Company implemented Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS
              115). This standard addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Under SFAS 115, the Company is required to classify its debt and marketable equity securities in one of three categories: trading, available for sale, or held to maturity. Trading securities are bought and held primarily for the purpose of selling them in the near term. Held to maturity securities are securities that the Company has the ability and intent to hold until maturity.
                   All other securities not included in
              trading or held to maturity are classified
              as available      for sale.  Trading
              securities are recorded at fair value with
              unrealized gains and losses included
              in earnings.  Held to maturity securities
              are recorded at amortized cost, adjusted
              for      amortization or accretion of
              premiums or discounts.  Unrealized gains
              and losses on securities      available
              for sale are excluded from earnings and
              are reported as a separate component of
              stockholders' equity until realized.
                   SFAS 115 has not had a significant
              impact on the Company's results of
              operations.

THE HOME DEPOT, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The data below reflect selected sales data, the percentage relationship between sales and major categories in the Consolidated Statements of Earnings and the percentage change in the dollar amounts of each of the items.

                                                     Percentage
                                Three Months Ended    Increase
                                 May 1,    May 2,   in $ Amounts
                                  1994       1993
         Three Months
Selected Consolidated
Statements of Earnings Data

Net Sales                        100.0%     100.0%         31.7%

Gross Profit                      28.1       27.6          34.4


Operating Expenses:

  Selling and Store Operating     18.1       17.9          33.4

  Pre-Opening                       .3         .2          76.7

  General and Administrative       1.8        2.1          11.3

    Total Operating Expense       20.2       20.2          31.6


    Operating Income               7.9        7.4          42.1


Interest Income (Expense):
  Interest Income                   .3         .7         (46.8)

  Interest Expense                 (.3)       (.4)         (0.8)


    Interest, Net                    -         .3        (102.4)


    Earnings Before Income Tax     7.9        7.7          35.9


Income Taxes                       3.0        2.8          44.8

    Net Earnings                   4.9%       4.9%         30.8%


Selected Consolidated Sales Data

Number of Customer
  Transactions              70,859,000    55,869,000      26.8%


Average Amount of
  Sales Per Transaction         $40.53      $39.02         3.9


Weighted Average
  Weekly Sales Per
  Operating Store             $796,000    $765,000         4.1


Weighted Average Sales
  Per Square Foot               $  409     $  405          1.0

THE HOME DEPOT, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(CONTINUED)



RESULTS OF OPERATIONS

Sales for the first quarter of fiscal 1994 increased 32% to $2,872,129,000 compared to sales of $2,180,218,000 for the first quarter of fiscal 1993.
This sales increase was attributable to new stores (287 at the end of the first quarter of fiscal 1994 compared to 224 at the end of the first quarter of fiscal
1993) and a comparable store for store sales increase of 7%. The percentage increase in comparable store sales would have been 10% after excluding all sales from the ten stores in southern Florida that were significantly affected by Hurricane Andrew.

Gross profit as a percent of sales was 28.1% for the first quarter of fiscal 1994 compared to 27.6% for the comparable period of fiscal 1993. This gross profit increase as a percent of sales resulted primarily from a reduction in the penetration of lumber and building materials sales and improved inventory shrinkage results.

Operating expenses as a percent of sales were 20.2% for both the first quarter of fiscal 1994 and fiscal 1993. Selling and store operating expenses as a percent of sales increased to 18.1% for the first quarter of fiscal 1994 compared to 17.9% for the comparable period in fiscal 1993. This increase was attributable to, among other things, additional expenses associated with five store relocations compared to two store relocations during the comparable quarter of fiscal 1993. Pre-opening expenses as a percent of sales were 0.3% for the first quarter of fiscal 1994 compared to 0.2% for the comparable period of fiscal 1993. This increase was attributable to 16 new store openings plus five relocations compared to 10 store openings plus two relocations in the comparable period of fiscal 1993. General and administrative expenses decreased to 1.8% for the first quarter of fiscal 1994 compared to 2.1% for the comparable period of fiscal 1993. This decrease was due to higher sales volumes with continued emphasis on controlling costs and the inclusion in the first quarter of fiscal 1993 expenses associated with a mainframe computer replacement.

Interest income as a percent of sales decreased to 0.3% for the first quarter of fiscal 1994 from 0.7% for the first quarter of fiscal 1993. This decrease was attributable to a lower investment base and lower effective yields. Interest expense as a percent of sales decreased to 0.3% for the first quarter of fiscal 1994 compared to 0.4% for the first quarter of fiscal 1993. This decrease was attributable to higher capitalized interest due to more owned stores under construction, partially offset by interest on capitalized leases.

THE HOME DEPOT, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(CONTINUED)




RESULTS OF OPERATIONS--(Continued)

The Company's combined Federal and state effective income tax rate increased to 38.6% for the first quarter of fiscal 1994 from 36.2% for the comparable period of fiscal 1993. This increase was attributable to the implementation of the Omnibus Budget Reconciliation Act of 1993 and a reduction of tax advantaged investments. In addition, the Federal and state effective tax rate for the first quarter of fiscal 1993 would have been 37.5%, however Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" was implemented which reduced the Federal and state effective tax rate to 36.2%.

Net earnings as a percent of sales was 4.9% for both the first quarter of fiscal 1994 and fiscal 1993. Earnings per share was $.31 for the first quarter of fiscal 1994 compared to $.24 for the first quarter of fiscal 1993.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from store operations provides the Company with a significant source of liquidity. Additionally, a significant portion of the Company's inventory is financed under vendor credit terms.

During the first three months of fiscal 1994, the Company opened 16 stores, acquired seven stores in Canada and relocated five of its existing stores. During the remainder of fiscal 1994, the Company plans to open approximately 54 additional new stores and relocate four existing stores. Of the planned 70 new stores and nine relocations, it is expected that 69 will be owned and 10 will be leased. The Company currently plans to open approximately 85 new stores and may relocate 10 stores during fiscal 1995. Although some of these locations will be leased directly, it is expected that many may be obtained through the purchase of pre-existing leasehold interests, the acquisition of land parcels and the construction or purchase of buildings during fiscal 1994. While the cost of new stores to be constructed and owned by the Company varies widely, principally due to land costs, new store costs (including land, building and fixtures) are currently estimated to average approximately $12,800,000 per location. The Company may purchase leasehold interests at varying amounts depending upon the value of such properties. The cost to remodel (including leasehold interests) and fixture stores to be leased is expected to average approximately $4,000,000 per store. In addition, each new store will require approximately $2,500,000 to finance inventories, net of vendor financing.

THE HOME DEPOT, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(CONTINUED)




LIQUIDITY AND CAPITAL RESOURCES--(Continued)

In addition, the Company paid approximately $162,000,000 on February 28, 1994 in conjunction with the acquisition of a 75% interest in Aikenhead's Home Improvement Warehouse (now known as Home Depot Canada) in
Canada. After six years, the Company has the option to purchase, or the other partner has the right to cause the Company to purchase, the remaining 25% of Home Depot Canada. At the time of acquisition, Aikenhead's was operating seven stores and the Company anticipates having 12 stores in Canada by the end of fiscal 1994. These Canadian stores have been included in the planned store totals discussed above.

As of May 1, 1994, the Company had $329,599,000 in cash and short-term investments as well as $340,234,000 in long-term investments. Management believes that its current cash position, the proceeds from short-term and long-term investments, internally generated funds, and/or the ability to obtain alternate sources of financing should enable the Company to complete its capital expenditure programs, including store expansion and renovation, through the next several fiscal years.

IMPACT OF INFLATION AND CHANGING PRICES

Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe inflation has had a material effect on sales or results of operations.

PART II.  OTHER INFORMATION





Item 4.     Submission of Matters to a Vote of Security Holders

              During the first quarter of fiscal 1994, no matters were submitted to a vote of security holders.


Item 6.     Exhibits and Reports on Form 8-K

          (a) Exhibits

              11.1  Computation of Earnings per Common and Common
                    Equivalent Share

          (b) Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended May 1, 1994.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   THE HOME DEPOT, INC.
                                                   (Registrant)



                                             By:   /s/ Arthur M. Blank
                                                   Arthur M. Blank
                                                   President





                                                   /s/ Ronald M. Brill
                                                   Ronald M. Brill
                                                   Executive Vice President
                                                   Chief Financial Officer



       (Date)

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     THE HOME DEPOT, INC.
                                                     (Registrant)



                                                By:
                                                     Arthur M. Blank
                                                     President






                                                     Ronald M. Brill
                                                     Executive Vice President
                                                     Chief Financial Officer



    (Date)

THE HOME DEPOT, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS




Exhibit     Description                                           Page

 11.1     Computation of Earnings per Common and Common
          Equivalent Share......................................   14