Form 10-Q
period 1994-07-31
HOME DEPOT INC
filed 1994-08-30
CIK 354950

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       July 31, 1994


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

$.05 par value 451,958,275 Shares, as of 8/17/94


Page 1 of 15
PAGE

THE HOME DEPOT, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

July 31, 1994





                                                            Page

Part I.  Financial Information:

    Item 1.  Financial Statements
        CONSOLIDATED STATEMENTS OF EARNINGS -
           Three-Month and Six-Month Periods
           Ended July 31, 1994 and August 1,1993...........   3

        CONSOLIDATED CONDENSED BALANCE SHEETS -
           As of July 31, 1994 and January 30, 1994.........  4

        CONSOLIDATED CONDENSED STATEMENTS OF
           CASH FLOWS - Six-Month Period
           Ended July 31, 1994 and August 1, 1993...........  5

        NOTES TO CONSOLIDATED CONDENSED
           FINANCIAL STATEMENTS.............................  6

    Item 2.  Management's Discussion and Analysis
        of Results of Operations and Financial
        Condition..........................................8-11

Part II.  Other Information:

    Item 4.   Submission of Matters to a Vote on Security
              Holders......................................  12

    Item 6.   Exhibits and Reports on 8-K..................  12

    Signature Page........................................   13

    Index to Exhibits......................................  14





Page 2 of 15
PAGE

PART I.  FINANCIAL INFORMATION

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In Thousands, Except Per Share Data)

                            Three Months Ended         Six Months Ended
                            July 31,   August 1,      July 31,   August 1,
                           1994          1993         1994         1993

Net Sales                 $3,287,036  $2,453,756    $6,159,165  $4,633,974
Cost of Merchandise Sold   2,391,219   1,791,922     4,454,591   3,370,440
Gross Profit                 895,817     661,834     1,704,574   1,263,534

Operating Expenses:
Selling and Store Operating  538,610     405,336     1,057,999     794,581
Pre-opening                   10,066       4,822        19,779      10,320
General and Administrative    55,893      45,257       107,784      91,872

Total Operating Expenses     604,569     455,415     1,185,562     896,773


Operating Income             291,248     206,419       519,012     366,761


Interest Income (Expense):
  Interest Income              8,325      16,927        16,722     32,697
  Interest Expense            (9,649)     (8,132)      (18,216)   (16,765)
    Interest, Net             (1,324)      8,795        (1,494)    15,932
    Earnings Before Income
       Taxes                 289,924     215,214       517,518    382,693

Income Taxes                 111,910      80,710       199,700    141,390

    Net Earnings          $  178,014   $  134,504   $  317,748  $ 241,303
Earnings Per Common and
  Common Equivalent
  Share (Note 4)          $      .39   $      .30   $      .69  $     .53

Dividends Per Share       $      .04   $      .03   $      .07  $     .05

Weighted Average Number of
  Common and Common Equivalent
  Shares (Note 4)            475,900      453,147      475,360    452,854

See accompanying notes to consolidated condensed financial statements.

Page 3 of 15
PAGE

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(In Thousands)

                                             July 31,          January 30,
                                              1994                1994

ASSETS

Current Assets:
  Cash and Cash Equivalents                $  344,062           $   99,997
  Short-Term Investments                       97,023              330,976
  Accounts Receivable, Net                    223,409              198,431
  Merchandise Inventories                   1,570,235            1,293,477
  Other Current Assets                         53,796               43,720

    Total Current Assets                    2,288,525            1,966,601

Property and Equipment, at cost             3,185,023            2,618,428
Less:
  Accumulated Depreciation and Amortization  (295,614)           (247,524)
    Net Property and Equipment              2,889,409            2,370,904

Long-Term Investments held Available
   for Sale                                    88,389              281,623
Cost in Excess of the Fair Value of Net
    Assets Acquired, Net                       86,713               19,503
Other                                          39,163               62,258
                                           $5,392,199           $4,700,889
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                        $   721,781           $  521,246
  Accrued Salaries and Related Expenses       213,949              167,489
  Sales Taxes Payable                          85,545               57,590
  Other Accrued Expenses                      232,968              184,462
  Income Taxes Payable                         34,768               40,303
  Current Installments of Long-Term Debt        1,564                1,548
    Total Current Liabilities               1,290,575              972,638

Convertible Subordinated Debt                 804,990              804,990
Long-Term Debt, Net of Current Maturities      36,503               37,002
Other Long-Term Liabilities                    95,702               44,332
Deferred Income Taxes                          20,401               27,827

Stockholders' Equity:
  Common Stock - 451,928,000 shares outstanding
      at 07/31/94 and 449,364,000 shares outstanding
      at 01/30/94                              22,596               22,468
  Paid-in Capital                           1,486,058            1,436,029
  Retained Earnings                         1,686,735            1,400,575
  Cumulative Translation Adjustments           (5,900)               (121)
  Unrealized Holding Loss on Investments         (610)              ---
                                            3,188,879            2,858,951
  Less:  Notes Receivable from ESOP            44,851               44,851
    Total Stockholders' Equity              3,144,028            2,814,100

                                           $5,392,199           $4,700,889

See accompanying notes to consolidated condensed financial statements.


Page 4 of 15
PAGE

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

                                              Six Months Ended
                                           July 31,           August 1,
                                            1994                 1993
Cash Provided from Operations:

  Net Earnings                             $ 317,748          $   241,303
  Reconciliation of Net Earnings to Net Cash
    Provided by Operations:
      Depreciation and Amortization           60,425               42,025
      Increase in Accounts Payable
         and Accrued Expenses                294,667              193,352
      Increase in Merchandise Inventories   (223,441)            (186,177)
      Increase in Income Taxes Payable         2,969               27,108
      Increase in Receivables, Net           (17,642)              (9,865)
      Other, Net                               2,954               (3,998)
        Total                                119,932               62,445
        Net Cash Provided by Operations      437,680              303,748

Cash Flows From Investing Activities:

  Capital Expenditures                      (524,213)            (385,642)
  Initial Acquisition of Canadian
    Partnership Interest                    (161,548)               ---
  Sale (Purchases) of Short-Term
    Investments, Net                          49,558              102,196
  Purchase of Long-Term Investments          (67,710)            (618,429)
  Proceeds from Maturities of
    Long-Term Investments                     39,509               66,222
  Proceeds from Sales of Long-Term
    Investments                              404,941              478,038
  Proceeds from Sale of Property and
    Equipment                                 15,760               24,761
  Repayments of Advances
    Secured by Real Estate, Net               40,532               13,222

Net Cash Used in Investing Activities    $  (203,171)         $  (319,632)

Cash Flows From Financing Activities:

  Proceeds from Sales of Common Stock, Net    41,653               44,762
  Cash Received from ESOP                       ---                   179
  Principal Repayments of Long-Term Debt        (510)                (745)
  Cash Dividends Paid to Stockholders        (31,587)             (23,442)

Net Cash Provided by Financing Activities      9,556               20,754

  Increase in Cash and Cash Equivalents      224,065                4,870
  Cash and Cash Equivalents,
     Beginning of Period                      99,997              121,744
  Cash and Cash Equivalents,
     End of Period                       $   344,062          $   126,614

See accompanying notes to consolidated condensed financial statements.
THE HOME DEPOT, INC. AND SUBSIDIARIES

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

2.     Acquisition of Interest in Canadian Company
     Effective February 28, 1994, the Company entered into a partnership and, as a result, acquired 75% of Aikenhead's Home Improvement Warehouse, now known as The Home Depot Canada, which was operating seven warehouse-style home improvement stores at the time of the acquisition in Toronto, London and Kitchener, Ontario, Canada. Subsequent to the acquisition, the partnership has opened three stores located in Edmonton and Calgary, Alberta and Vancouver, British Columbia.
          At any time after the sixth anniversary of the purchase, the Company has the option to purchase, or the other partner has the right to cause the Company to purchase, the remaining 25% of The Home Depot Canada. The option price is based on the lesser of fair market value or a value to be determined by an agreed-upon formula as of the option exercise date.
          The purchase price paid for the 75% interest in The Home Depot Canada was approximately $162,000,000 and is being accounted for by the purchase method of accounting. The excess purchase price over the estimated fair value of the net assets as of the acquisition date has been recorded as goodwill and will be amortized over 40 years.

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

Page 6 of 15
PAGE

THE HOME DEPOT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)



4.   Earnings Per Share

     Earnings per common and common equivalent share are based on the weighted average number of shares and equivalent shares outstanding. Common equivalent shares used in the calculation of earnings per share for the three and six month period ended August 1, 1993 represent options to purchase shares granted under the Company's employee stock option and stock purchase plans.
          The Company's 4.5% Convertible Subordinated Notes (Notes), due in 1997, issued in 1992, are common stock equivalents. For the three and six month periods ended July 31, 1994, the Notes were dilutive and are assumed to be converted as of the beginning of the respective accounting periods for purposes of calculating earnings per share. Earnings per share is calculated by dividing net earnings, adjusted for tax effected net interest and issue costs on the Notes, by weighted average shares. Weighted average number of common and common equivalent shares include shares issuable under the stock plans mentioned above and the 20,774,000 shares issuable upon conversion of the Notes.
          For the three and six month periods ended July 31, 1993 the Notes were not dilutive and therefore were excluded from the earnings per share calculation.














Page 7 of 15
PAGE

THE HOME DEPOT, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The data below reflect selected sales data and the percentage relationship between sales and major categories in the Consolidated Statements of Earnings and the percentage change in the dollar amounts of each of the items.

                                                           Percentage
                  3 Months Ended      6 Months Ended    Increase(Decrease)
                  Jul 31,  Aug 1,     Jul 31,  Aug 1,    in Dollar Amounts
                   1994     1993       1994    1993     3 Months  6 Months
Selected Consolidated
Statements of Earnings Data

Net Sales         100.0%   100.0%     100.0%   100.0%   34.0%     32.9%

Gross Profit       27.2     27.0       27.7     27.3    35.4      34.9

Operating Expenses:

Selling and Store
  Operating       16.4     16.5       17.2     17.2     32.9     33.2
  Pre-Opening       .3       .2         .3       .2    108.8     91.7
  General and
   Administrative  1.7      1.9        1.8      2.0     23.5     17.3

Total Operating
  Expenses        18.4     18.6       19.3     19.4     32.8     32.2

Operating Income   8.8      8.4        8.4      7.9     41.1     41.5

Interest Income (Expense):
  Interest Income   .3       .7         .3       .7    (50.8)   (48.9)
  Interest Expense (.3)     (.3)       (.3)     (.4)    18.7      8.7

    Interest, Net   .0       .4         .0       .3     N/A       N/A

Earnings Before
  Income Tax       8.8      8.8        8.4      8.2     34.7     35.2

Income Taxes       3.4      3.3        3.2      3.0     38.7     41.3
Net Earnings       5.4%     5.5%       5.2%     5.2%    32.3%    31.7%


Selected Consolidated Sales Data

Number of Customer Transactions
          78,771,000  62,240,000  149,631,000  118,110,000  26.6%   26.7%

Average Amount of Sales Per
 Transaction  $  41.73   $ 39.42   $ 41.16   $ 39.23     5.9      4.9

Weighted Average
  Weekly Sales Per Operating
  Store      $869,000  $838,000   $833,000  $802,000     3.7      3.9

Weighted Average Sales Per Square Foot
           $     442  $     442  $     424  $    423     0.0      0.2


THE HOME DEPOT, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(CONTINUED)

RESULTS OF OPERATIONS

Sales for the second quarter of fiscal 1994 increased 34% to $3,287,036,000 compared to sales of $2,453,756,000 for the second quarter of fiscal 1993. For the first six months of fiscal 1994 sales increased 33% to $6,159,165,000 compared to sales of $4,633,974,000 for the comparable period of fiscal 1993. This sales increase was attributable to new stores (298 at the end of the second quarter of fiscal 1994 compared to 230 at the end of the second quarter of fiscal 1993) and a comparable store-for-store sales increase of 6%. The percentage increase in comparable store sales would have been 7% for the quarter after excluding all sales from the ten stores in southern Florida that were significantly affected by Hurricane Andrew. For the first six months of fiscal 1994, comparable store-for-store sales increased 7% but would have been 9% without the ten southern Florida stores referred to above.

Gross profit as a percent of sales was 27.2% for the second quarter of fiscal 1994 compared to 27.0% for the comparable period of fiscal 1993. For the first six months of fiscal 1994, gross profit as a percent of sales was 27.7% compared to 27.3% for the comparable period of fiscal 1993. These increases were attributable to, among other things, changes in merchandise mix and higher vendor volume rebates.

Operating expenses as a percent of sales decreased to 18.4% and 19.3% for the second quarter and first six months of fiscal 1994, respectively, compared to 18.6% and 19.4% for the second quarter and first six months of fiscal 1993, respectively. Selling and store operating expenses as a percent of sales decreased to 16.4% for the second quarter of fiscal 1994 compared to 16.5% for the same period of fiscal 1993. This decrease was due to, among other things, no relocations for the second quarter of fiscal 1994 compared to one relocation during the same period of fiscal 1993 and efficiencies in advertising and other operating expenses due to higher sales volumes. For the first six months of both fiscal 1994 and fiscal 1993, selling and store operating expenses were 17.2%. Pre-opening expenses as a percent of sales increased to 0.3% for both the second quarter and first six months of fiscal 1994 compared to 0.2% for both comparable periods of fiscal 1993. The increase for the quarter was attributable to 12 new store openings in fiscal 1994 compared to six new store openings and one relocation in the same period of fiscal 1993. The increase for the first six months of fiscal 1994 was attributable to 28 new store openings plus five relocations compared to 16 new store openings plus three relocations in the same period of fiscal 1993. General and administrative expenses as a percent of sales decreased to 1.7% and 1.8% for the second quarter and first six months of fiscal 1994, respectively, compared to 1.9% and 2.0% for the second quarter and first six months of fiscal 1993, respectively. These decreases were attributable to economies from increased sales volumes and continued focus on cost controls.

Interest income as a percent of sales decreased to 0.3% for the second quarter and first six months of fiscal 1994 from 0.7% for the second quarter and first six months of fiscal 1993. This decrease was attributable to a lower investment base and lower effective yields due to shorter maturities. Interest expense as a percent of sales was 0.3% for both the second quarter of fiscal 1994 and fiscal 1993. For the first six months of fiscal 1994, interest expense as a percent of sales decreased to 0.3% from 0.4% for the same period of fiscal 1993. This decrease was attributable to higher capitalized interest due to having more owned stores under construction partially offset by interest on capitalized leases.




Page 9 of 15
PAGE

THE HOME DEPOT, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(CONTINUED)


RESULTS OF OPERATIONS--(Continued)

The Company's combined Federal and state effective income tax rate increased to 38.6% for the second quarter of fiscal 1994 compared to 37.5% for the same period of fiscal 1993 due to the implementation of the Omnibus Budget Reconciliation Act of 1993 and fewer tax advantaged investments. For the first six months of fiscal 1994, the Company's combined Federal and state effective income tax rate increased to 38.6% from 36.9% for the same period of fiscal 1993. This increase was attributable to the reasons noted above and in addition, the Federal and state combined effective rate for the first six months of fiscal 1993 would have been 37.5%, however Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" was implemented in first quarter of fiscal 1993 which reduced the Federal and state effective rate to 36.9%.

Net earnings as a percent of sales was 5.4% for the second quarter of fiscal 1994 compared to 5.5% for the same period of fiscal 1993. This decrease was attributable to lower net interest income and higher taxes, offset partially by higher gross profits and lower operating expenses, as described above. For the first six months of both fiscal 1994 and fiscal 1993, net earnings as a percent sales was 5.2%.

Earnings per share was $.39 and $.69 for the second quarter and first six months of fiscal 1994, respectively, compared to $.30 and $.53 for the second quarter and first six months of fiscal 1993, respectively. Weighted average shares were 5% higher for both the second quarter and first six months of fiscal 1994 compared to the same periods of fiscal 1993 due to the dilution attributable to the Company's outstanding 4.5% Convertible Notes as discussed in Exhibit 11.1 and footnote No. 4.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from store operations provides the Company with a significant source of liquidity. Additionally, a significant portion of the Company's inventory is financed under vendor credit terms.

During the first six months of fiscal 1994, the Company opened 28 stores, acquired seven stores in Canada, relocated five of its existing stores and closed one store. During the remainder of fiscal 1994, the Company plans to open approximately 42 additional new stores and relocate four existing stores. Of the 70 new stores and nine relocations planned for fiscal 1994, it is expected that 69 will be owned and 10 will be leased. The Company currently plans to open approximately 85 new stores and may relocate 10 stores during fiscal 1995. Although some of these locations will be leased directly, it is expected that many may be obtained through the purchase of pre-existing leasehold interests, the acquisition of land parcels and the construction or purchase of buildings during fiscal 1994. While the cost of new stores to be constructed and owned by the Company varies widely, principally due to land costs, new store costs (including land, building and fixtures) are currently estimated to average approximately $12,700,000 per location.
The Company may purchase leasehold interests at varying amounts depending upon the value of such properties. The cost to remodel (including leasehold interests) and fixture stores to be leased is expected to average approximately $4,000,000 per store. In addition, each new store will require approximately $2,500,000 to finance inventories, net of vendor financing.



Page 10 of 15
PAGE

THE HOME DEPOT, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(CONTINUED)




LIQUIDITY AND CAPITAL RESOURCES--(Continued)

In addition, the Company paid approximately $162,000,000 on February 28, 1994 in conjunction with the acquisition of a 75% interest in Aikenhead's Home Improvement Warehouse (now known as The Home Depot Canada) in Canada. After six years, the Company has the option to purchase, or the other partner has the right to cause the Company to purchase, the remaining 25% of The Home Depot Canada. At the time of acquisition, Aikenhead's was operating seven stores and the Company anticipates having 12 stores in Canada by the end of fiscal 1994. These Canadian stores have been included in the planned store totals discussed above.

As of July 31, 1994, the Company had $441,085,000 in cash and short-term investments as well as $88,389,000 in long-term investments. Management believes that its current cash position, the proceeds from short-term and long-term investments, internally generated funds, and/or the ability to obtain alternate sources of financing should enable the Company to complete its capital expenditure programs, including store expansion and renovation, through the next several fiscal years.

IMPACT OF INFLATION AND CHANGING PRICES

Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe inflation has had a material effect on sales or results of operations.

PART II.  OTHER INFORMATION





Item 4.     Submission of Matters to a Vote of Security Holders

          On May 25, 1994, at the Company's Annual Meeting of Stockholders, the stockholders elected the slate of nominees for election as director with votes cast as follows: Col. Frank Borman had 384,703,738 shares for and 2,883,098 shares withheld; Mr. Ronald M. Brill had 385,263,152 shares for and 2,323,684 shares withheld; and Mr. Berry R. Cox had 385,422,126 shares for and 2,164,710 shares withheld. There were no abstentions or broker non-votes applicable to the election of directors.

          The stockholders also adopted the proposal to approve the Senior Officers' Bonus Pool Plan with votes cast as follows: 361,061,626 shares for; 23,172,405 shares against; 3,352,804 shares abstained; and 63,076,253 shares of non-votes.


Item 6.     Exhibits and Reports on Form 8-K

          (a)  Exhibits

                    11.1  Computation of Earnings per Common and
Common Equivalent Share

          (b)     Reports on Form 8-K

                    No reports on Form 8-K were filed during the quarter ended July 31, 1994.

SIGNATURES



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

SIGNATURES



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



           THE HOME DEPOT, INC.
               (Registrant)



                                  By:
                                            Arthur M. Blank
                                            President






                                            Ronald M. Brill
                                        Executive Vice President
                                        Chief Financial Officer



    (Date)

THE HOME DEPOT, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS




Exhibit    Description                                     Page

 11.1     Computation of Earnings per Common and Common
          Equivalent Share...............................   15