Form 10-Q/A
period 1994-07-31
HOME DEPOT INC
filed 1994-10-05
CIK 354950

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





Page 2 of 15
PAGE

PART I.  FINANCIAL INFORMATION

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In Thousands, Except Per Share Data)

                            Three Months Ended         Six Months Ended
                            July 31,   August 1,      July 31,   August 1,
                           1994          1993         1994         1993

Net Sales                 $3,287,036  $2,453,756    $6,159,165  $4,633,974
Cost of Merchandise Sold   2,391,219   1,791,922     4,454,591   3,370,440
Gross Profit                 895,817     661,834     1,704,574   1,263,534

Operating Expenses:
Selling and Store Operating  538,610     405,336     1,057,999     794,581
Pre-opening                   10,066       4,822        19,779      10,320
General and Administrative    55,893      45,257       107,784      91,872

Total Operating Expenses     604,569     455,415     1,185,562     896,773


Operating Income             291,248     206,419       519,012     366,761


Interest Income (Expense):
  Interest Income              8,325      16,927        16,722     32,697
  Interest Expense            (9,649)     (8,132)      (18,216)   (16,765)
    Interest, Net             (1,324)      8,795        (1,494)    15,932
    Earnings Before Income
       Taxes                 289,924     215,214       517,518    382,693

Income Taxes                 111,910      80,710       199,770    141,390

    Net Earnings          $  178,014   $  134,504   $  317,748  $ 241,303
Earnings Per Common and
  Common Equivalent
  Share (Note 4)          $      .39   $      .30   $      .69  $     .53

Dividends Per Share       $      .04   $      .03   $      .07  $     .05

Weighted Average Number of
  Common and Common Equivalent
  Shares (Note 4)            475,900      453,147      475,360    452,854

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