Form 10-Q
period 1994-10-29
HOME DEPOT INC
filed 1994-12-01
CIK 354950

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
(Mark One)
X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       October 30, 1994

- - - - OR -

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

$.05 par value 452,984,000 Shares, as of November 14, 1994

THE HOME DEPOT, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

October 30, 1994






                        Page

Part I.  Financial Information:

    Item 1.  Financial Statements
        CONSOLIDATED STATEMENTS OF EARNINGS -
           Three-Month and Nine-Month Periods
           Ended October 30, 1994 and October 31,
1993....................................................   3

        CONSOLIDATED CONDENSED BALANCE SHEETS -
           As of October 30, 1994 and January 30,
1994.....................................................  4

        CONSOLIDATED CONDENSED STATEMENTS OF
           CASH FLOWS - Nine-Month Period
           Ended October 30, 1994 and October 31,
1993.....................................................  5

        NOTES TO CONSOLIDATED CONDENSED
           FINANCIAL
STATEMENTS...............................................  6

    Item 2.  Management's Discussion and Analysis
        of Results of Operations and Financial

Condition...............................................8-11

Part II.  Other Information:

    Item 4.   Submission of Matters to a Vote on Security
Holders................................................  12

    Item 6.   Exhibits and Reports on 8-
K......................................................  12

    Signature
Page...................................................  13

    Index to
Exhibits...............................................  14

PART I.  FINANCIAL INFORMATION

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In Thousands, Except Per Share Data)

                    Three Months Ended               Nine Months Ended
              October 30,     October 31,       October 30,   October 31,
                 1994            1993               1994            1993
Net Sales      $3,240,050      $2,317,372        $9,399,215     $6,951,346

Cost of Merchandise Sold
                2,359,482       1,691,186         6,814,073      5,061,626
    Gross Profit
                  880,568         626,186         2,585,142      1,889,720

Operating Expenses:
  Selling and Store Operating
                  575,951         406,160         1,633,950      1,200,741
  Pre-opening      13,911          10,024            33,690         20,344
  General and Administrative
                   59,317          45,360           167,101        137,232

    Total Operating Expenses
                  649,179         461,544         1,834,741      1,358,317

    Operating Income
                  231,389         164,642           750,401        531,403

Interest Income (Expense):
  Interest Income   7,017          13,862            23,739         46,559
  Interest Expense (9,132)         (6,716)          (27,348)      (23,481)
    Interest, Net  (2,115)          7,146            (3,609)       23,078
    Earnings Before Income Taxes
                   229,274        171,788           746,792       554,481

Income Taxes        88,500         68,370           288,270       209,760

   Net Earnings $  140,774     $  103,418        $  458,522    $  344,721

Earnings Per Common and
  Common Equivalent Share (Note 4)
                $       .31    $       .23       $    1.00     $       .76

Dividends Per Share
                $       .04    $       .03       $     .11     $       .08

Weighted Average Number of
  Common and Common
  Equivalent Shares (Note 4)
                    476,075        452,925         475,567         452,878

See accompanying notes to consolidated condensed financial statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(In Thousands)

                                    October 30,            January 30,
                                      1994                   1994
ASSETS

Current Assets:
  Cash and Cash Equivalents          $  289,148            $   99,997
  Short-Term Investments                 50,626               330,976
  Accounts Receivable, Net              271,289               198,431
  Merchandise Inventories             1,717,806             1,293,477
  Other Current Assets                   50,142                43,720

    Total Current Assets              2,379,011             1,966,601

Property and Equipment, at cost       3,460,262             2,618,428
Less:  Accumulated Depreciation and Amortization
                                       (325,194)             (247,524)
    Net Property and Equipment        3,135,068             2,370,904

Long-Term Investments held Available for Sale
                                         87,781               281,623
Cost in Excess of the Fair Value of Net
    Assets Acquired, Net                 88,396                19,503
Other                                    47,435                62,258
                                     $5,737,691            $4,700,889
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                   $  885,141            $  521,246
  Accrued Salaries and Related Expenses 242,589               167,489
  Sales Taxes Payable                    87,442                57,590
  Other Accrued Expenses                249,989               183,901
  Income Taxes Payable                   24,282                40,303
  Current Installments of Long-Term Debt 22,529                 2,109
    Total Current Liabilities         1,511,972               972,638

Convertible Subordinated Debt           804,990               804,990
Long-Term Debt, Net of Current Installments
                                         71,490                77,272
Other Long-Term Liabilities               5,528                 4,062
Deferred Income Taxes                    13,678                27,827
Minority Interest                        48,783                  ---

Stockholders' Equity:
  Common Stock - 452,195,000 shares outstanding
      at 10/30/94 and 449,364,000 shares outstanding
      at 01/30/94                        22,609                22,468
  Paid-in Capital                     1,494,207             1,436,029
  Retained Earnings                   1,809,428             1,400,575
  Cumulative Translation Adjustments     (2,264)                 (121)
  Unrealized Holding Loss on Investments   (810)                 ---
                                       3,323,170            2,858,951
  Less Notes Receivable from ESOP         41,920               44,851
    Total Stockholders' Equity         3,281,250            2,814,100

                                      $5,737,691           $4,700,889

See accompanying notes to consolidated condensed financial statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

                                               Nine Months Ended
                                     October 30, 1994     October 31, 1993

Cash Provided from Operations:
  Net Earnings                       $ 458,522            $ 344,721
  Reconciliation of Net Earnings to Net Cash
    Provided by Operations:
      Depreciation and Amortization     94,175               65,014
      Increase in Accounts Payable
         and Accrued Expenses          506,249              283,214
      Increase in Merchandise Inventories
                                      (371,012)             (240,551)
      (Decrease) Increase in Income Taxes Payable
                                        (5,874)               29,550
      Increase in Receivables, Net     (60,439)              (23,728)
      Other, Net                         8,426               (16,547)
        Total                          171,525                96,952
        Net Cash Provided by Operations
                                       630,047               441,673

Cash Flows From Investing Activities:

  Capital Expenditures                (801,104)             (592,102)
  Initial Acquisition of Canadian Partnership Interest
                                      (161,548)                ---
  Sale (Purchase) of Short-Term Investments, Net
                                        92,068              (128,735)
  Purchase of Long-Term Investments    (67,710)             (673,319)
  Proceeds from Maturities of Long-Term Investments
                                        44,846               250,394
  Proceeds from Sale of Long-Term Investments
                                       403,738               706,296
  Proceeds from Sale of Property and Equipment
                                        41,266                23,511
  Repayments of Advances
    Secured by Real Estate, Net          6,425                (1,683)

        Net Cash Used in Investing Activities
                                      (442,019)             (415,638)

Cash Flows From Financing Activities:

  Proceeds from Sales of
      Common Stock, Net                 48,172                48,209
  Cash Received from ESOP                2,931                 3,207
  Principal Repayments of Long-Term Debt  (310)               (1,073)
  Cash Dividends Paid to Stockholders  (49,670)              (36,878)

        Net Cash Provided by Financing Activities
                                         1,123                13,465

  Increase in Cash and
       Cash Equivalents                189,151                39,500
  Cash and Cash Equivalents,
       Beginning of Period              99,997               121,744
  Cash and Cash Equivalents,
       End of Period                 $ 289,148           $   161,244

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

2.     Acquisition of Interest in Canadian Company
     Effective February 28, 1994, the Company entered into a partnership and, as a result, acquired 75% of Aikenhead's Home Improvement Warehouse, now known as The Home Depot Canada, which was operating seven warehouse-style home improvement stores at the time of the acquisition in Toronto, London and Kitchener, Ontario, Canada. Subsequent to the acquisition, the partnership has opened five stores which include one store each in Edmonton and Calgary, Alberta and Toronto, Ontario and two stores in Vancouver, British Columbia.
          At any time after the sixth anniversary of the purchase, the Company has the option to purchase, or the other partner has the right to cause the Company to purchase, the remaining 25% of The Home Depot Canada. The option price is based on the lesser of fair market value or a value to be determined by an agreed-upon formula as of the option exercise date.
          The purchase price paid for the 75% interest in The Home Depot Canada was approximately $162,000,000 and is being accounted for by the purchase method of accounting. The excess purchase price over the estimated fair value of the net assets as of the acquisition date has been recorded as goodwill and will be amortized over 40 years.

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

THE HOME DEPOT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)



4.   Earnings Per Share

     Earnings per common and common equivalent share are based on the weighted average number of shares and equivalent shares outstanding. Common equivalent shares used in the calculation of earnings per share for the three and nine month periods ended October 30, 1994 represent options to purchase shares granted under the Company's employee stock option and stock purchase plans.
          The Company's 4.5% Convertible Subordinated Notes ("Notes"), due February 15, 1997, which were issued in 1992, are common stock equivalents. The Notes may be redeemed at the election of the Company, as a whole or in part, at any time on or after March 3, 1995 at the applicable redemption price. The Notes are convertible into common stock at a current conversion price of $38.75 per share, subject to adjustment in certain events. For the three and nine month periods ended October 30, 1994, the Notes were dilutive and are assumed to be converted as of the beginning of the respective accounting periods for purposes of calculating earnings per share. Earnings per share is calculated by dividing net earnings, adjusted for tax effected net interest and issue costs on the Notes, amounting to $5,606,000 and $15,946,000 for the three and nine month periods ended October 30, 1994, respectively, by weighted average shares. Weighted average number of common and common equivalent shares include shares issuable under the stock plans mentioned above and the 20,774,000 shares issuable upon conversion of the Notes.
          For the three and nine month periods ended October 31, 1993 the Notes were not dilutive and therefore were excluded from the earnings per share calculation.

5.   Reclassifications

     Certain balances in prior fiscal years have been reclassified to conform with the presentation adopted in the current fiscal year.

THE HOME DEPOT, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The data below reflect selected sales data and the percentage relationship between sales and major categories in the Consolidated Statements of Earnings and the percentage change in the dollar amounts of each of the items.

                                                               Percentage
                                                            Increase/Decrease
                 3 Months Ended        9 Months Ended           in Dollar
              Oct 30,     Oct 31,     Oct 30,   Oct 31,          Amounts
              1994        1993        1994          1993      3 Mos    9 Mos

Selected Consolidated
Statements of Earnings Data

Net Sales      100.0%     100.0%      100.0%        100.0%     39.8%    35.2%

Gross Profit   27.2       27.0        27.5           27.2      40.6     36.8

Operating Expenses:

  Selling and Store
   Operating   17.8       17.5        17.4          17.3       41.8     36.1
Pre-Opening    .4         .4            .3            .3       38.8     65.6
General and Administrative
                1.8        2.0         1.8           2.0       30.8     21.8
 Total Operating Expenses
               20.0       19.9        19.5          19.6       40.7     35.1
    Operating Income
                7.2        7.1         8.0           7.6       40.5     41.2
Interest Income (Expense):
  Interest Income
                 .2         .6          .3            .7      (49.4)   (49.0)
Interest Expense
                (.3)      (.3)         (.3)          (.3)      36.0     16.5
    Interest, Net
                (.1)       .3          0.0            .4        N/A      N/A
    Earnings Before Income Tax
                7.1       7.4          8.0           8.0       33.5     34.7
Income Taxes    2.7       2.9          3.1           3.0       29.4     37.4
 Net Earnings
                4.4%      4.5%         4.9%          5.0%      36.1%    33.0%


Selected Consolidated Sales Data

Number of Customer Transactions
         77,162,000  58,947,000  226,793,000   177,057,000     30.9%    28.1%

Average Amount of Sales Per Transaction
           $  41.99  $   39.31  $   41.44      $   39.26     6.8         5.6
Weighted Average
  Weekly Sales Per Operating Store
           $817,000   $764,000  $828,000       $789,000     6.9          4.9
Weighted Average Sales Per Square Foot
           $    414   $    401  $    420      $     414      3.2         1.4

THE HOME DEPOT, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(CONTINUED)

RESULTS OF OPERATIONS

Sales for the third quarter of fiscal 1994 increased 40% to $3,240,050,000 compared to sales of $2,317,372,000 for the third quarter of fiscal 1993. For the first nine months of fiscal 1994 sales increased 35% to $9,399,215,000 compared to sales of $6,951,346,000 for the comparable period of fiscal 1993. This sales increase was attributable to new stores (313 at the end of the third quarter of fiscal 1994 compared to 242 at the end of the third quarter of fiscal 1993) and a comparable store-for-store sales increase of 9% for the third quarter of fiscal 1994. The percentage increase in comparable store sales would have been 11% for the quarter after excluding all sales from the ten stores in southern Florida that were significantly affected in fiscal 1993 by Hurricane Andrew. For the first nine months of fiscal 1994, comparable store-for-store sales increased 7%, but would have been 9% without the ten southern Florida stores referred to above.

Gross profit as a percent of sales was 27.2% for the third quarter of fiscal 1994 compared to 27.0% for the comparable period of fiscal 1993. For the first nine months of fiscal 1994, gross profit as a percent of sales was 27.5% compared to 27.2% for the comparable period of fiscal 1993. These increases were attributable to, among other things, changes in merchandise mix.

Operating expenses as a percent of sales increased to 20.0% for the third quarter of fiscal 1994 compared to 19.9% for the comparable period of fiscal 1993. For the first nine months of fiscal 1994, operating expenses as a percent of sales decreased to 19.5% from 19.6% for the comparable period of fiscal 1993. Selling and store operating expenses as a percent of sales increased to 17.8% and 17.4% for the third quarter and first nine months of fiscal 1994, respectively, compared to 17.5% and 17.3% for the third quarter and first nine months of fiscal 1993, respectively. For the quarter, this increase was primarily attributable to costs related to store relocations and also an expansion of the Company's advertising programs. For the nine months, the increase was attributable to seven store relocations in fiscal 1994 compared to three relocations in the comparable period of fiscal 1993. Pre-opening expenses as a percent of sales were 0.4% and 0.3% for both the third quarter and first nine months of fiscal 1994 and fiscal 1993, respectively. General and administrative expenses as a percent of sales decreased to 1.8% for both the third quarter and first nine months of fiscal 1994 compared to 2.0% for both the comparable periods of fiscal 1993. These decreases were attributable to economies from increased sales volume and continued focus on cost controls.

Interest income as a percent of sales decreased to 0.2% and 0.3% for the third quarter and first nine months of fiscal 1994, respectively, from 0.6% and 0.7% for the third quarter and first nine months of fiscal 1993, respectively. This decrease was attributable to a lower investment base and lower effective yields due to shorter maturities. Interest expense as a percent of sales was 0.3% for both the third quarter and first nine months of fiscal 1994 and fiscal 1993.

THE HOME DEPOT, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(CONTINUED)


RESULTS OF OPERATIONS--(Continued)

The Company's combined Federal and state effective income tax rate decreased to 38.6% for the third quarter of fiscal 1994 compared to 39.8% for the same period of fiscal 1993 due to the retroactive implementation of the Omnibus Budget Reconciliation Act of 1993. For the first nine months of fiscal 1994, the Company's combined Federal and state effective income tax rate increased to 38.6% from 37.8% for the same period of fiscal 1993. This increase was attributable to the reason noted above as well as lower tax advantaged investments. Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" was implemented in first quarter of fiscal 1993 which reduced the Federal and state effective rate to 37.8% for the first nine months of fiscal 1993, but for the adoption of SFAS No. 109, the combined Federal and state effective rate would have been 38.2% for the same period.

Net earnings as a percent of sales was 4.4% for the third quarter of fiscal 1994 compared to 4.5% for the same period of fiscal 1993. This decrease was attributable to lower net interest income and higher operating expenses, offset partially by higher gross profits and lower taxes, as described above.
For the first nine months of both fiscal 1994, net earnings as a percent sales was 4.9% compared to 5.0% for the comparable period of fiscal 1993. This decrease was attributable to lower net interest income and higher income taxes, offset partially by higher gross profits and lower operating expenses, as described above.

Earnings per share was $.31 and $1.00 for the third quarter and first nine months of fiscal 1994, compared to $.23 and $.76 for the third quarter and first nine months of fiscal 1993, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from store operations provides the Company with a significant source of liquidity. Additionally, a significant portion of the Company's inventory is financed under vendor credit terms.

During the first nine months of fiscal 1994, the Company opened 43 stores, acquired seven stores in Canada, relocated seven of its existing stores and closed one store. During the remainder of fiscal 1994, the Company plans to open approximately 27 additional new stores and relocate two existing stores. Of the 70 new stores and nine relocations planned for fiscal 1994, it is expected that 72 will be owned and seven will be leased. The Company currently plans to open approximately 85 new stores and may relocate nine stores during fiscal 1995. Although some of these locations will be leased directly, it is expected that many may be obtained through the purchase of pre-existing leasehold interests, the acquisition of land parcels and the construction or purchase of buildings during fiscal 1994. While the cost of new stores to be constructed and owned by the Company varies widely, principally due to land costs, new store costs (including land, building and fixtures) are currently estimated to average approximately $12,600,000 per location.
The Company may purchase leasehold interests at varying amounts depending upon the value of such properties. The cost to remodel (including leasehold interests) and fixture stores to be leased is expected to average approximately $4,000,000 per store. In addition, each new store will require approximately $2,500,000 to finance inventories, net of vendor financing.

THE HOME DEPOT, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(CONTINUED)




LIQUIDITY AND CAPITAL RESOURCES--(Continued)

In addition, the Company paid approximately $162,000,000 on February 28, 1994 in conjunction with the acquisition of a 75% interest in Aikenhead's Home Improvement Warehouse (now known as The Home Depot Canada) in Canada. After six years, the Company has the option to purchase, or the other partner has the right to cause the Company to purchase, the remaining 25% of The Home Depot Canada. At the time of acquisition, Aikenhead's was operating seven stores and the Company currently operates 12 stores in Canada all under the name, "The Home Depot."

The Company expects to commence a $300,000,000 commercial paper program prior to the end of the 1994 fiscal year. The program is backed by a $300,000,000 credit agreement entered into by a consortium of five banks. As of October 30, 1994, the Company had $339,774,000 in cash and short-term investments as well as $87,781,000 in long-term investments. Management believes that its current cash position, the proceeds from short-term and long-term investments, commercial paper program, internally generated funds, and/or the ability to obtain alternate sources of financing should enable the Company to complete its capital expenditure programs, including store expansion and renovation, through the next several fiscal years.

IMPACT OF INFLATION AND CHANGING PRICES

Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe inflation has had a material effect on sales or results of operations.

PART II.  OTHER INFORMATION





Item 4.     Submission of Matters to a Vote of Security Holders

          During the third quarter of fiscal 1994, no matters were submitted to a vote of security holders.


Item 6.     Exhibits and Reports on Form 8-K

          (a)  Exhibits

                    10   $300,000 Credit Agreement dated as of
                         November 2, 1994 among The Home Depot,
                         Inc., the Banks Listed Therein and
                         Wachovia Bank of Georgia, N.A., as
                         Agent (without exhibits)

                    11.1 Computation of Earnings per Common and
                         Common Equivalent Share

          (b)     Reports on Form 8-K

                    No reports on Form 8-K were filed during the quarter ended October 30, 1994.

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



                                       THE HOME DEPOT, INC.
                                       (Registrant)



                                 By:   /s/ Arthur M. Blank
                                      Arthur M. Blank
                                      President





                                      /s/ Ronald M. Brill
                                      Ronald M. Brill
                                      Executive Vice President
                                      Chief Financial Officer



(Date)

THE HOME DEPOT, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS




Exhibit     Description

 10         $300,000,000 Credit Agreement dated as of
             November 2, 1994 among The Home Depot, Inc., the
             Banks Listed Therein and Wachovia Bank of Georgia,
             N.A., as Agent (without exhibits)

 11.1       Computation of Earnings per Common and Common
            Equivalent Share


 27         Financial Data Schedule