Form 10-K405
period 1995-01-29
HOME DEPOT INC
filed 1995-04-20
CIK 354950

				   FORM 10-K

		      SECURITIES AND EXCHANGE COMMISSION
			    Washington, D.C. 20549
(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
	    THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
      For the fiscal year ended January 29, 1995
				      OR

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

				  30339-4089
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

The aggregate market value of the Common Stock of the Registrant held by nonaffiliates of the Registrant on April 3, 1995 was $19,491,388,444. The aggregate market value was computed by reference to the closing price of the stock on the New York Stock Exchange on such date. For the purposes of this response, executive officers and directors are deemed to be the affiliates of the Registrant and the holding by nonaffiliates was computed as 442,986,101 shares.

The number of shares outstanding of the Registrant's Common Stock as of April 3, 1995 was 475,254,023 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's proxy statement for its Annual Meeting of Stockholders, to be held May 31, 1995, which will be filed pursuant to Regulation 14A within 120 days of the close of Registrant's fiscal year, is incorporated by reference in answer to Part III of this report but only to the extent indicated herein. In addition, pages 14 through 30 and the inside cover page of The Home Depot, Inc.'s 1994 Annual Report to Stockholders is incorporated by reference in answer to Items 6, 7 and 8 of Part II and Item 14(a) of Part IV of this report.

				PART I
Item 1.   BUSINESS

	 The Home Depot, Inc., including its subsidiaries ("The Home Depot" or "Company") is the leading retailer in the home improvement industry. It operates "warehouse style" stores which sell a wide assortment of building materials and home improvement products. At fiscal year end, the Company had 340 stores in 28 states and 3 Canadian provinces, with an aggregate total of approximately 35,133,000 square feet of selling space. Such stores average approximately 103,000 square feet of enclosed space per store, with an additional 20,000 to 28,000 square feet of garden
center and storage space.    The Company's corporate offices are
located at 2727 Paces Ferry Road, Atlanta, Georgia 30339-4089, telephone number (404) 433-8211.

	 The Home Depot's operating strategy stresses providing a broad range of merchandise at competitive prices and utilizing highly knowledgeable service oriented personnel and aggressive advertising. Company-employed shoppers regularly check prices at competitors' operations to ensure that The Home Depot's low
"Day-In, Day-Out" warehouse prices are competitive within each market.

	 Since a majority of the Company's customers are individual homeowners, many of whom may have limited experience in do-it-yourself ("D-I-Y") projects, management considers its employees' knowledge of products and home improvement techniques and applications to be very important to its marketing approach and
its ability to maintain customer satisfaction.   Many   D-I-Y
customers take advantage of "how-to" classes offered in The Home
Depot stores.

	 Another segment of the Company's business activity is the buy-it-yourself ("B-I-Y") customers. The B-I-Y customer chooses products, makes the purchase and contracts with others to complete or install the project. The Home Depot also devotes significant marketing, advertising and service efforts toward attracting professional remodelers and commercial users.

Products

	 Management estimates that during the course of a year, a typical store stocks approximately 40,000 to 50,000 product items, including variations in color and size. Each store carries a wide selection of quality and nationally advertised brand name merchandise. The table below shows the percentage of sales of each major product group for each of the last three fiscal years.
However, these percentages may not necessarily be representative of the Company's future product mix due, among other things, to the effects of promotional activities associated with opening additional stores. Also, newly opened stores did not operate through a complete seasonal product cycle for all periods presented.

                                       						Percentage of Sales
			                            	Year Ended      Year Ended     Year Ended
				                            Feb. 2,         Jan. 31,       Jan. 29,
			                            	1993            1994           1995
Product Group
Plumbing, heating, lighting
and electrical supplies         27.3%            27.6%          27.9%
Building materials, lumber,
floor and wall coverings        34.1             34.2           34.0
Hardware and tools              12.8             13.0           13.1
Seasonal and
specialty items                 14.8             14.5           14.5
Paint and Other                 11.0             10.7           10.5
                              		100.0%           100.0%         100.0%

     The Company sources its merchandise from approximately 8,000 vendors worldwide, of which no single vendor accounts for as much as 10 percent of purchases. The Company is not dependent on any single vendor. A substantial majority of merchandise is purchased directly from manufacturers, thereby eliminating costs of intermediaries. Management believes that competitive sources of supply are readily available for substantially all its products.

Marketing and Sales

     Management believes a number of the Company's existing stores are operating at or above their optimum capacity. In order to enhance market penetration over time, the Company has adopted a strategy of adding new stores near the edge of the market areas served by existing stores. While such a strategy may initially have a negative impact on the rate of growth of comparable store-for-store sales, management believes this "cannibalization" strategy increases customer satisfaction and overall market share by reducing delays in shopping, increasing utilization by existing customers and attracting new customers to more convenient locations.

     The Home Depot has continued to introduce or refine a number of merchandising programs during fiscal 1994. Key among them is the Company's ongoing commitment to becoming the supplier of first choice to an assortment of professional customers, primarily small-scale remodelers, carpenters, plumbers, electricians and building maintenance professionals. The Company has reacted to the needs of this group by emphasizing commercial credit programs, delivery services, new merchandising programs and more efficient shopping through the Company's Store Productivity Improvement program.

     The Company continued a Company-wide roll-out of an enlarged garden center prototype. These centers which are as large as 28,000 square feet, feature 6,000 to 8,000 square foot house plant enclosures ("HPE") or covered selling areas providing year round selling opportunities as well as a significantly expanded product assortment. By the end of fiscal 1994, the prototype was in place in at least 244 stores. By the end of fiscal 1995, these enlarged centers should be in most of the Company's stores.

     The organization of the merchandising group was revamped during fiscal 1994 to be more efficient and responsive to customers' needs. Under the new structure, both product line merchandisers and regional merchandisers report to division merchandise managers who have responsibility for broad product categories, such as construction, decor, repair and season-lawn/garden.

     The Company's installed sales program is available in 332 stores in 70 markets and is planned to be in all of the Company's stores over the next year. There are approximately 3,400 installed sales vendors who, as independent, licensed contractors, are authorized to provide services to customers. This program targets the B-I-Y customer, who will purchase an item but either does not have the desire or ability to install the item.

     During the past year, the Company has continued its marketing effort to support its sponsorship of the 1994 and 1996 Olympic Games and the U.S. Olympic teams' participation at those games. In fiscal 1994, the Company unveiled a program to help pave the Olympic Park in Atlanta with engraved bricks, and hired athletes to work in its stores and offices while they train for the Olympic Games. The Company's growing partnership with 29 key suppliers in the United States and 26 in Canada is providing significant financial support for the sponsorship.

     During fiscal 1994, the Company also announced its sponsorship of the Paralympic Games, which will follow the 1996 Summer Games in Atlanta. Support of the Paralympic Games is symbolic of the Company's commitment to better serve those of its associates and customers with disabilities.

     In January 1994, the Company opened its second Expo(R) Design Center in Atlanta, Georgia. The Expo stores, located in San Diego and Atlanta, enabled the regional merchandising staff to test a variety of upscale interior design products and services. Due to strong customer acceptance of its Expo stores, the Company plans to add Expo stores in Westbury, New York, and in Dallas, Texas, during 1995. The Expo stores offer approximately 125,000 square feet of selling space plus 5,000 square feet of climate controlled garden centers.

     During 1994, the Company also opened additional food service facilities in certain stores. These facilities are an extension of the Company's commitment to total customer satisfaction, and are designed to provide customers and employees with a convenient place to eat. The Company believes customers with limited amounts of time to complete their shopping, especially customers with small children, may spend more time in the store if fast food is available on site. The food service providers vary by market.

     On February 28, 1994, the Company acquired a 75 percent interest in the Aikenhead's Home Improvement Warehouse
("Aikenhead's") chain in Canada. This 75 percent interest was purchased from the Molson Companies Limited ("Molson"). The
Company has the right to
acquire Molson's remaining 25 percent
interest beginning in 2000. The Company is the managing partner of this partnership which operates as The Home Depot Canada.

     During fiscal 1994, the Company began developing plans to open stores in Mexico. Although the Company has begun building relationships with key suppliers in Mexico, entry into this market will be cautious and slow. On a long-term basis, however, it is anticipated that success in Mexico could lead to more opportunities throughout Central and South America.

     The CrossRoads(tm) store format, announced during fiscal 1994, will carry building and home improvement supplies sold at traditional Home Depot stores, as well as a broad assortment of products and services for farmers and ranchers. By combining its traditional customer base with the markets in farming and ranching communities, the Company anticipates being able to penetrate hundreds of smaller markets that might not otherwise have supported Home Depot stores.

     The first CrossRoads store is expected to open in Quincy, Illinois during the summer of 1995, with stores in Waterloo, Iowa and Columbia, Missouri expected to also open during the year. The average CrossRoads store is expected to encompass more that 100,000 square feet, plus additional outside selling space of approximately 100,000 square feet.

     "The Home Depot", the "Homer" advertising symbol and various private label brand names under which the Company sells a limited range of products are service marks, trademarks or trade names of the Company and are considered to be important assets of the Company.


Information Systems

     Each store is equipped with a computerized point of sale system, electronic bar code scanning system, and a mini-computer. These systems provide efficient customer check-out with an approximate 90 percent of scannable products, store-based inventory management, rapid order replenishment, labor planning support, and item movement information. In fiscal 1994 faster registers were introduced as well as a new check approval system and a new receipt format to expedite credit card transactions. Store information is communicated to home office and divisional office computers via a satellite and land-based communications network. These computers provide corporate financial and merchandising support systems.

     The Company is constantly assessing and upgrading its information systems to support its growth, reduce and control costs, and enable better decision-making. The Company continues to see greater efficiency as a result of its electronic data interchange (EDI) program. Currently, over 400 of the Company's highest volume vendors are participating in the EDI program. A paperless system, EDI electronically processes orders from stores to vendors, alerts the store when the merchandise is to arrive and transmits vendor invoice data.

     In fiscal 1994, the Company introduced phone centers to serve its customers who call to inquire about pricing and availability of merchandise. By adding experienced sales associates to a phone bank to answer calls quickly and efficiently, weekly phone sales have increased. Without the necessity of responding to phone calls, the sales associates can better concentrate on serving in-store customers.

     In fiscal 1994, stores were outfitted with Electronic Article Surveillance ("EAS") detectors that trigger an alarm if a person exits the store with merchandise that has been affixed with an EAS label that has not been desensitized at the cash register. The system is proving to be a deterrent to theft, with many stores reporting reductions in shoplifting offenses.

     The Company also operates its own television network and produces training and informational programs that are transmitted to stores via the communications network.

Employees

	   As of fiscal year end, The Home Depot employed approximately 67,000 persons, of whom approximately 4,800 were salaried and the remainder were compensated on an hourly basis. Approximately 83 percent of the Company's employees are employed on a full-time basis. In order to attract and retain qualified personnel, the Company seeks to maintain salary and wage levels above those of its competitors in its market areas. The Company's policy is to hire and train additional personnel in anticipation of future store expansion.

	   The Company has never experienced a strike or any work stoppage, and management believes that its employee relations are satisfactory. There are no collective bargaining agreements covering any of the Company's employees.

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

	   Due to the variety of competition faced by the Company, management is unable to precisely measure the Company's market share in its existing market areas. Management, however, believes that the Company is an effective and significant competitor in these markets.

Executive Officers

	   The following provides information concerning the executive officers holding positions in the Company and/or its subsidiaries.

     BERNARD MARCUS, age 65, has been Chairman of the Board of Directors and Chief Executive Officer ("CEO") of The Home Depot since its inception in 1978; and is, together with Mr. Arthur M. Blank and Mr. Kenneth G. Langone (a director of the Company), a co-founder of the Company. Mr. Marcus serves on the Board of Directors of Wachovia Bank of Georgia, N.A., National Service Industries, Inc. and the New York Stock Exchange, Inc. Mr. Marcus is a member of the Advisory Board and Board of Directors of the Shepherd Spinal Center in Atlanta, as well as a Vice President and member of the Board of The City of Hope, a charitable organization in Duarte, California. Mr. Marcus is also a member of Emory University's Board of Visitors.

     ARTHUR M. BLANK, age 52, has been President, Chief Operating Officer ("COO") and a director of The Home Depot since its inception in 1978; and is, together with Mr. Bernard Marcus and Mr. Kenneth G. Langone, a co-founder of the Company. Mr. Blank serves as Chairman of the Board of Trustees of North Carolina Outward Bound School, a non-profit corporation; serves on the Board of Trustees of Emory University; the Board of Councilors of the Carter Center of Emory University; and the Board of Directors of Cox Enterprises, Inc., Post Properties Inc. and Harry's Farmers Market, Inc.

     RONALD M. BRILL, age 51, has been Executive Vice President and Chief Financial Officer ("CFO") of the Company since March 1993. Mr. Brill joined The Home Depot as its Controller in 1978, was elected Treasurer in 1980, Vice President-Finance in 1981, Senior Vice President and CFO in 1984, and elected as a director in 1987. Mr. Brill serves on the Board of Directors of AutoFinance Group, Inc.; the Board of Trustees of the Atlanta Jewish Federation; the Board of Trustees of Woodruff Arts Center; the Board of Directors of the High Museum of Art; and the Governing Board of Woodward Academy.

     BILL HAMLIN, age 42, has been Executive Vice President-
Merchandising since April 1994. Mr. Hamlin joined the Company in
1985 as a merchandiser and was promoted to Vice President-
Merchandising (West Coast) in 1988 and President-Western Division in 1990.

     JAMES W. INGLIS, age 51, has been a director of the Company since 1993. Mr. Inglis has been Executive Vice President-Strategic Development since April 1994. Mr. Inglis joined The Home Depot in 1983 as a merchandiser and was shortly thereafter promoted to Senior Merchandiser and then promoted to Vice President-Merchandising (West Coast) in 1985, and Executive Vice President-
Merchandising in 1988.   Mr. Inglis serves as endowment chairman
for the City of Hope's hardware and home improvement industry group.

     STEPHEN BEBIS, age 42, has been President of The Home Depot
Canada since February 1994 when the company acquired a 75 percent interest in the operation formerly known as

Aikenhead's.  Mr. Bebis
joined The Home Depot in 1984 as a merchandiser. Prior to joining Aikenhead's in 1990, Mr. Bebis was Vice President-Merchandising for the Mid-South Division of The Home Depot.

     BRUCE W. BERG, age 46, has been President-Southeast Division since 1991. Mr. Berg joined the Company in 1984 as Vice President-Merchandising (East Coast) and was promoted to Senior Vice
President (East Coast) in 1988.

     W. ANDREW McKENNA, age 49, has been President-Midwest Division since August 1994. Mr. McKenna joined The Home Depot in 1990 as
Senior Vice President-Corporate Information Systems.

     LARRY M. MERCER, age 46, has been President-Northeast Division since 1991. Mr. Mercer joined the Company in 1979 as an Assistant Store Manager and after serving as a Store Manager was promoted to Regional Manager of the Central Florida Region in 1983. Mr. Mercer was then promoted to Vice President-Store Operations (East Coast) in 1987.

     HARRY PIERCE, age 36, has been President-Western Division since April 1994. Mr. Pierce joined the Company in 1984 as an Assistant Store Manager and later became an associate merchandiser in 1985. After serving several years as a merchandiser both in Atlanta and in the Northeast, Mr. Pierce was promoted to Manager-Merchandising Information Systems in 1990. In 1992, Mr. Pierce joined the Company's Western Division as Vice President-Merchandising.

     DENNIS J. RYAN, age 48, has been President of the CrossRoads Division since January 1995. Mr. Ryan joined the Company in 1985 as a building materials merchandiser and became Vice President-Merchandising in 1988. Mr. Ryan was then promoted to Senior Vice President-Merchandising in 1992.

     BRYANT W. SCOTT, age 39, has been President of the Expo Design Centers Division since March 1995. Mr. Scott began his career with The Home Depot in 1980 as a store associate. Since then he has served in a variety of positions and most recently served as Vice President-Merchandising for the Southeast Division, located in Tampa, Florida.

     MARSHALL L. DAY, age 51, has been Senior Vice President-
Finance since March 1993.  Mr. Day joined the Company in 1986 as
Controller, was promoted to Vice President-Controller in 1988 and Vice President-Finance in 1989.

Item 2.         PROPERTIES

	   The following table illustrates the Company's store locations by state in the United States and province in Canada as of the end of fiscal year 1994:

					      Number of Stores
     State                                        in State
     -----------------------------------------------------------
     Alabama                                       2
     Arizona                                      11
     California                                   76
     Connecticut                                   7
     Florida                                      55
     Georgia                                      18
     Idaho                                         1
     Illinois                                      6
     Louisiana                                     7
     Maryland                                      7
     Massachusetts                                11
     Michigan                                      5
     Nevada                                        3
     New Hampshire                                 3
     New Jersey                                   13
     New Mexico                                    2
     New York                                     16
     North Carolina                               10
     Oklahoma                                      4
     Oregon                                        3
     Pennsylvania                                  7
     Rhode Island                                  1
     South Carolina                                5
     Tennessee                                     7
     Texas                                        33
     Utah                                          3
     Virginia                                      5
     Washington                                    7
	--------------------------------------------
	Subtotal                                 328

					      Number of Stores
     Canadian Provinces                           in Province

     Ontario                                       8
     British Columbia                              2
     Alberta                                       2
	--------------------------------------------
	Subtotal                                  12
	--------------------------------------------
	   TOTAL                                 340
	============================================

	 At fiscal year end, The Home Depot had stores located in 28 states, with approximately 53 percent being concentrated in California, Georgia, Texas and Florida. Although new store openings for fiscal 1994 occurred primarily in existing markets, the Company continued its geographic expansion by opening stores in a number of new markets in fiscal 1994 -- Boise, Idaho; Chicago, Illinois; Detroit, Michigan; Albuquerque, New Mexico; upstate New York; Winston-Salem, North Carolina; Tulsa, Oklahoma; Eugene, Oregon; eastern Pennsylvania; Columbia, South Carolina; and Salt Lake City, Utah.

	 The Company made its initial entry into the midwest region of the United States through the region's two largest markets, Chicago, Illinois and Detroit, Michigan in fiscal 1994. By the close of fiscal 1994, the Company had opened 11 stores in the region. The Midwest division is expected to be one of the fastest growing divisions for the next several years. Approximately 16 new stores are scheduled for 1995, and by the end of 1998, the Company expects approximately 112 stores to be open.

	 The Home Depot Canada commenced operations with 7 stores operated previously by Aikenhead's. The Home Depot Canada built an additional 5 stores during fiscal 1994, for a total of 12 stores at fiscal year end. Approximately 9 additional new stores are planned for a total of 21 by the end of fiscal 1995.

	 From the end of fiscal 1989 to the end of fiscal 1994, the Company increased its store count by an average of approximately 24 percent per year (from 118 to 340 stores) and increased the total store square footage by an average of approximately 28 percent per year (from 10,424,000 to 35,133,000 total square feet). The Home Depot expects to continue to increase its store count in both existing and selected new markets on a basis consistent with its previously stated policy of not exceeding a maximum growth rate of new stores of approximately 25 percent per year in the U.S. The Home Depot took advantage of recent competitive opportunities during the 1994 fiscal year despite this stated policy. During fiscal 1994, the Company opened 70 new stores, acquired seven stores, closed one and relocated nine existing stores, including the opening of 16 additional stores in the Northeast division, 19 additional stores in the Southeast division, 11 in the Midwest division, 19 additional stores in the Western division and 5 stores in Canada. During fiscal 1995, the Company anticipates opening approximately 91 new stores: 24 in the Southeast, 20 in the Northeast, 18 in the West, 15 in the Midwest, nine in Canada, two Expo stores and three CrossRoads stores, plus relocations of nine existing stores. New stores average approximately 102,000 square feet with an additional 15,000 to 28,000 square feet of outside selling and storage area.

	 Of the Company's 340 stores, 67 percent are owned (including those owned subject to a ground lease) consisting of approximately 23,644,000 square feet and 33 percent are leased consisting of approximately 11,489,000 square feet. In recent years, the relative percentage of new stores which are owned has increased. The Company prefers to own stores because of the greater operating control and flexibility, generally lower occupancy costs and certain other economic advantages of owned stores. See "Management's Discussion and Analysis of Results of Operations and Financial Condition--Liquidity and Capital Resources."

	 The Company's executive, corporate staff and accounting offices occupy approximately 511,000 square feet of leased space in several locations in Atlanta, Georgia. The Company has acquired land in Atlanta, Georgia and has commenced construction of replacement office facilities. The office facilities will be completed in stages to coincide with the end of various lease terms and space requirements. The Company occupies an aggregate of 209,600 square feet, of which 77,600 square feet is owned and 132,000 square feet is leased, for divisional offices located in Atlanta, Georgia; Fullerton, California; South Plainfield, New Jersey; Schaumberg, Illinois; Tampa, Florida; and Scarborough, Ontario, Canada.

	 The Company utilizes 2,171,000 square feet of warehousing and distribution space of which 188,000 is owned and 1,983,000 is leased. The Company also recently announced plans to acquire an approximately 1.4 million square foot facility in Savannah, Georgia for an international distribution center. Imported products will be staged in the distribution center pending shipment to the stores.

Item 3.  LEGAL  PROCEEDINGS

	 There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company is a party or to which any of its property is the subject.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	 No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 29, 1995.

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

                            								                            Cash
				                                   Price Range *            Dividends
				                                  Low         High          Declared *
Fiscal Year 1993
First Quarter ended May 2, 1993       $39.63      $50.50        $.0225
Second Quarter ended August 1, 1993    41.13       47.00         .0300
Third Quarter ended October 31, 1993   35.00       47.25         .0300
Fourth Quarter ended January 30, 1994  36.50       44.25         .0300

Fiscal Year 1994
First Quarter ended May 1, 1994       $37.13      $44.63        $.0300
Second Quarter ended July 31, 1994     39.63       46.38         .0400
Third Quarter ended October 30, 1994   39.75       46.25         .0400
Fourth Quarter ended January 29, 1994  44.13       48.25         .0400

Fiscal Year 1995
First Quarter (through April 3, 1995) $42.88      $49.75        $.0400

 ____________________________

* On April 13, 1993, the Company effected a four-for-three stock split, in the form of a stock dividend, with respect to the shares of Common Stock issued and outstanding on March 24, 1993. The prices in the table set forth above have been adjusted by the Company to give effect retroactively to such stock split. Dividends declared also have been adjusted to give effect to the stock split.

	 The Company paid its first cash dividend on June 22, 1987, and has since paid dividends in each quarter. Future dividend policy will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors.

Number of Record Holders

	   The number of record holders of The Home Depot's Common Stock as of April 3, 1995 was 63,336 (without including individual participants in nominee security position listings).

Item 6.          SELECTED FINANCIAL DATA

	   Reference is made to information for the fiscal years 1989-1994 under the heading "Ten Year Selected Financial and Operating Highlights" contained in the Company's Annual Report to Stockholders for the fiscal year ended January 29, 1995, which information is incorporated herein by reference.

Item 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
		 OF OPERATIONS AND FINANCIAL CONDITION

	   Reference is made to information under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" contained in the Company's Annual Report to Stockholders for the fiscal year ended January 29, 1995, which information is incorporated herein by reference.

Item 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	   Reference is made to information under the headings "Consolidated Statements of Earnings," "Consolidated Balance Sheets," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and "Independent Auditors' Report" contained in the Company's Annual Report to Stockholders for the fiscal year ended January 29, 1995, which information is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	ACCOUNTING AND FINANCIAL DISCLOSURE

None.

				PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	 The information required by Item 10 is incorporated by reference from the information in Registrant's proxy statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Stockholders to be held May 31, 1995, except as to biographical information on Executive Officers which is contained in Item I of this Annual Report on Form 10-K.

Item 11. EXECUTIVE COMPENSATION

	   The information required by Item 11 is incorporated by reference from the information in Registrant's proxy statement
(filed or to be filed pursuant to Regulation 14A) for its Annual
Meeting of Stockholders to be held May 31, 1995.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
	 AND MANAGEMENT

	   The information required by Item 12 is incorporated by reference from the information in Registrant's proxy statement
(filed or to be filed pursuant to Regulation 14A) for its Annual
Meeting of Stockholders to be held May 31, 1995.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	   The information required by Item 13 is incorporated by reference from the information in Registrant's proxy statement
(filed or to be filed pursuant to Regulation 14A) for its Annual
Meeting of Stockholders to be held May 31, 1995.

				PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
	    REPORTS ON FORM 8-K

	   (a)  1.  Financial Statements

	   The following financial statements are filed herewith by incorporation by reference from pages 17 through 30 of the Registrant's Annual Report to Stockholders for the fiscal year ended January 29, 1995, as provided in Item 8 hereof:

- - Consolidated Statements of Earnings for the fiscal years ended January 29, 1995, January 30, 1994 and January 31, 1993.

- - Consolidated Balance Sheets as of January 29, 1995 and January
30, 1994.

- - Consolidated Statements of Stockholders' Equity for the fiscal years ended January 29, 1995, January 30, 1994 and January 31,
1993.

- - Consolidated Statements of Cash Flows for the fiscal years ended January 29, 1995, January 30, 1994 and January 31, 1993.

- - Notes to Consolidated Financial Statements.

- - Independent Auditors' Report.

2.  Financial Statement Schedules

	   All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(b)  Reports on Form 8-K

	   There were no reports on Form 8-K filed during the last quarter of the fiscal year ended January 29, 1995.

(c)  Exhibits

	   Exhibits marked with an asterisk (*) are hereby incorporated by reference to exhibits or appendices previously filed by the Registrant as indicated in brackets following the description of the exhibit.

3.l  Restated Certificate of Incorporation of The Home Depot, Inc., as amended.

* 3.2  By-Laws, as amended [Form 10-K for the fiscal year ended
February 3, 1991, Exhibit 3.2]

* 4.1 $300,000,000 Credit Agreement dated as of November 2, 1994 among The Home Depot, Inc., the Banks Listed Therein and
Wachovia Bank of Georgia, N.A., as Agent (without exhibits).
[Form 10-Q for the fiscal quarter ended October 30, 1994,
Exhibit 10]

*10.1 Investment Banking Consulting Contract dated April 17, 1985 between Invemed Associates, Inc. and the Registrant. [Form 10-K for the fiscal year ended February 2, 1992, Exhibit 10.1]

*10.2 +Corporate Office Management Bonus Plan of the Registrant dated March 1, 1991. [Form 10-K for the fiscal year ended February 2, 1992, Exhibit 10.2]

*10.3  +Employee Stock Purchase Plan, as amended.  [Appendix A to
Registrant's Proxy Statement for the Annual Meeting of Stockholders held May 31, 1995]

10.4  +Senior Officers' Bonus Pool Plan, as amended.

*10.5 +The Home Depot Employee Stock Ownership Plan and Trust, as amended. [Form 10-K for the fiscal year ended January 29, 1989,
Exhibit 10.7]

*10.6  +The Home Depot, Inc. 1991 Omnibus Stock Option Plan.
[Appendix A to Registrant's Proxy Statement for the Annual
Meeting of Stockholders held May 22, 1991]

*10.7 +Executive Medical Reimbursement Plan, effective January 1, 1992. [Form 10-K for the fiscal year ended January 31, 1993,
Exhibit 10.7]

10.8  +The Home Depot ESOP Restoration Plan.

11  Computation of Earnings Per Common and Common Equivalent Share.

13 The Registrant's Annual Report to Stockholders for fiscal year ended January 29, 1995. Only those portions of said report which are specifically designated in this Form 10-K as being incorporated by reference are being electronically filed pursuant to the Securities Exchange Act of 1934.

21  List of Subsidiaries of the Registrant.

23  Consent of Independent Auditors.

24  Special Powers of Attorney authorizing execution of Form 10-K
Annual Report have been granted and are filed herewith as follows:

Power of Attorney from Frank Borman.

Power of Attorney from Berry R. Cox.

Power of Attorney from Milledge A. Hart, III.

Power of Attorney from James W. Inglis.

Power of Attorney from Donald R. Keough.

Power of Attorney from Kenneth G. Langone.

Power of Attorney from M. Faye Wilson.

27  Financial Data Schedule.

+Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

				SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, The Home Depot, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Atlanta, and State of Georgia on this 17th day of April, 1995.

				THE HOME DEPOT, INC.



				By:  /s/ Bernard Marcus
				   -----------------------------------
				(Bernard Marcus, Chairman of the Board,
				Chief Executive Officer and Secretary)


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, The Home Depot, Inc., and in the capacities and on the dates indicated.


	Signature                      Title                           Date



 /s/ Bernard Marcus             Chairman of the
- ------------------------        Board, Chief                    April 17, 1995
(Bernard Marcus)                Executive
				                            Officer and Secretary
                            				(Principal Executive Officer)


 /s/ Arthur M. Blank            President,
- ------------------------        Chief Operating Officer         April 17, 1995
(Arthur M. Blank)               and Director



 /s/ Ronald M. Brill            Chief
- ------------------------        Financial Officer, Executive    April 17, 1995
(Ronald M. Brill)               Vice President
                            				and Director (Principal
				                            Financial and
				                            Accounting Officer)
	*
- ------------------------        Director                        April 17, 1995
(Frank Borman)

	*
- ------------------------        Director                        April 17, 1995
(Berry R. Cox)


	*
- ------------------------        Director                        April 17, 1995
(Milledge A. Hart, III)


	*
- ------------------------        Director                        April 17, 1995
(James W. Inglis)


	*                              Director                        April 17, 1995
- ------------------------
(Donald R. Keough)


	*
- ------------------------        Director                        April 17, 1995
(Kenneth G. Langone)


	*                              Director                        April 17, 1995
- ------------------------
(M. Faye Wilson)

* The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-indicated directors of the Registrant pursuant to powers of attorney, executed on behalf of each such director.

				By:/s/ Bernard Marcus
				   -----------------------------
				(Bernard Marcus, Attorney-in-fact)

				EXHIBIT INDEX

3.1 Restated Certificate of Incorporation of The Home Depot, Inc., as amended.

10.4    Senior Officers' Bonus Pool Plan, as amended.

10.8    The Home Depot ESOP Restoration Plan.

11      Computation of Earnings Per Common and Common Equivalent Share.

13 The Registrant's Annual Report to Stockholders for the fiscal year ended January 29, 1995. Only those
	       portions of said report which are specifically designated in this Form 10-K as being incorporated by reference are being electronically filed pursuant to the Securities Exchange Act of 1934.

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

		 Power of Attorney from Milledge A. Hart, III.

		 Power of Attorney from James W. Inglis.

		 Power of Attorney from Donald R. Keough.

		 Power of Attorney from Kenneth G. Langone.

		 Power of Attorney from M. Faye Wilson.

27      Financial Data Schedule.  [Filed Electronically with S.E.C. Only]