Form 10-Q
period 1995-04-30
HOME DEPOT INC
filed 1995-05-26
CIK 354950

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                      FORM 10-Q
        (Mark One)
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           XX   SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended April 30, 1995
                                         ______________

                                         - OR -

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______________ to  _________________

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


                __________________________________________________
           (Former name, former address and former fiscal year, if changed since last report.)

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

                $.05 par value 476,083,855 Shares, as of May 19, 1995

                        THE HOME DEPOT, INC. AND SUBSIDIARIES

                                  INDEX TO FORM 10-Q

                                    April 30, 1995




                                                                        Page
     Part I.  Financial Information:

     Item 1.  Financial Statements
        CONSOLIDATED STATEMENTS OF EARNINGS -
         Three-Month Period Ended
         April 30, 1995 and May 1, 1994.................................  3

        CONSOLIDATED CONDENSED BALANCE SHEETS -
         As of April 30, 1995 and January 29, 1995......................  4

        CONSOLIDATED CONDENSED STATEMENTS OF
         CASH FLOWS - Three-Month Period Ended
         April 30, 1995 and May 1, 1994.................................  5

        NOTES TO CONSOLIDATED CONDENSED
         FINANCIAL STATEMENTS...........................................  6

      Item 2.  Management's Discussion and Analysis
         of Results of Operations and Financial
         Condition...................................................... 7-9

      Part II.  Other Information:

         Item  4. Submission of Matters to a Vote of Security Holders... 10

         Item  6. Exhibits and Reports on Form 8-K...................... 10

         Signature Page................................................. 11

         Index to Exhibits.............................................. 12

                            PART I.  FINANCIAL INFORMATION

                        THE HOME DEPOT, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF EARNINGS

                                     (Unaudited)

      (In Thousands, Except Per Share Data)
                                                     Three Months Ended
                                               April 30, 1995    May 1, 1994
      Net Sales                                  $3,568,962       $2,872,129
      Cost of Merchandise Sold                    2,571,441        2,063,372
      Gross Profit                                  997,521          808,757

      Operating Expenses:
       Selling and Store Operating                   665,977         519,389
       Pre-opening                                    12,535           9,713
       General and Administrative                     64,856          51,891
        Total Operating Expenses                     743,368         580,993

        Operating Income                             254,153         227,764

      Interest Income (Expense):
       Interest and Investment Income                  4,200           8,397
       Interest Expense                               (2,238)         (8,567)
        Interest, Net                                  1,962            (170)
        Earnings Before Income Taxes                 256,115         227,594

      Income Taxes                                    98,350          87,860

      Net Earnings                               $   157,765     $   139,734

      Earnings Per Common and
       Common Equivalent Share                   $      .34      $       .31
       Dividends Per Share                       $      .04      $       .03

      Weighted Average Number of
       Common and Common
       Equivalent Shares                            477,320          453,976

      See accompanying notes to consolidated condensed financial statements.


                          THE HOME DEPOT, INC. AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED BALANCE SHEETS

                                      (Unaudited)

 (In Thousands)                                   April 30,       January 29,
                                                     1995            1995
                                                 -----------     -------------
 ASSETS

 Current Assets:
  Cash and Cash Equivalents                      $   48,675        $    1,154
  Short-Term Investments, including current
  maturities of long-term investments                73,290            56,712
  Accounts Receivable, Net                          229,154           272,225
  Merchandise Inventories                         1,995,032         1,749,312
  Other Current Assets                               58,604            53,560

   Total Current Assets                           2,404,755         2,132,963

 Property and Equipment, at cost                  4,088,839         3,747,268
 Less: Accumulated Depreciation and Amortization   (383,203)         (350,031)
 Net Property and Equipment                       3,705,636         3,397,237

 Long-Term Investments Held Available for Sale       82,976            98,022
 Notes Receivable                                    50,133            32,528
 Cost in Excess of the Fair Value of Net
   Assets Acquired, Net                              91,025            88,513
 Other                                               31,899            28,778
                                                 $6,366,424        $5,778,041
 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
  Accounts Payable                               $1,016,049        $  681,291
  Accrued Salaries and Related Expenses             224,188           192,151
  Sales Taxes Payable                               103,391           101,011
  Other Accrued Expenses                            230,119           208,377
  Income Taxes Payable                               93,656             8,717
  Current Installments of Long-Term Debt             31,472            22,692
              Total Current Liabilities           1,698,875         1,214,239

  Convertible Subordinated Debt                         ---           804,985
  Commercial Paper                                   10,000           100,000
  Long-Term Debt, excluding current installments     87,133            78,384
  Other Long-Term Liabilities                        74,049            67,953
  Deferred Income Taxes                              18,445            19,258
  Minority Interest                                  60,170            50,999

 Stockholders' Equity:
  Common Stock - 475,366,000 shares outstanding
    at 04/30/95 and 453,365,000 shares
    outstanding at 01/29/95                          23,768            22,668
  Paid-in Capital                                 2,350,252         1,526,463
  Retained Earnings                               2,076,767         1,937,284
  Cumulative Translation Adjustments                   (514)          (10,887)
  Unrealized Holding Loss on Investments               (666)           (1,495)
                                                  4,449,607         3,474,033

  Less Notes Receivable from ESOP                     31,609           31,810
  Less Shares held in Employee Benefit Trust            246               ---
   Total Stockholders' Equity                     4,417,752         3,442,223

                                                 $6,366,424        $5,778,041

 See accompanying notes to consolidated condensed financial statements.

                         THE HOME DEPOT, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                     (Unaudited)
          (In Thousands)
                                                      Three Months Ended
                                                 April 30, 1995   May 1, 1994
                                                 --------------  -------------
 Cash Provided from Operations:

  Net Earnings                                    $    157,765    $   139,734
  Reconciliation of Net Earnings to Net Cash
   Provided by Operations:
   Depreciation and Amortization                        39,313         28,374
   Increase in Accounts Payable
     and Accrued Expenses                              388,753        318,635
   Increase in Merchandise Inventories                (243,521)      (210,977)
   Increase in Income Taxes Payable                     90,179         59,029
   Increase in Receivables, Net                         40,119          5,057
   Other                                                20,949          6,734
    Net Cash Provided by Operations                    493,557        346,586

 Cash Flows From Investing Activities:

  Capital Expenditures                                (347,345)      (260,246)
  Payment for Purchase of Partnership Interest             ---       (161,548)
  Proceeds from Sale of
    Short-Term Investments, Net                          4,773         88,142
  Purchase of Long-Term Investments                     (6,912)       (46,997)
  Proceeds from Maturities of
    Long-Term Investments                                1,882          6,916
  Proceeds from Sale of Long-Term Investments              ---        161,197
  Proceeds from Sale of Property and Equipment          10,145         12,697
  (Advances) Repayments of Advances Secured by
    Real Estate, Net                                   (14,411)        21,104

     Net Cash Used in Investing Activities            (351,868)      (178,735)


 Cash Flows From Financing Activities:

  Repayments of Obligations for Commercial Paper       (90,000)           ---
  Proceeds from Sale of Common Stock, Net               14,664         13,515
  Cash Received from ESOP                                  201            ---
  Principal Repayments of Long-Term Debt                  (522)          (287)
  Shares Purchased for Employee Benefit Trust             (246)           ---
  Cash Dividends Paid to Stockholders                  (18,282)       (13,515)

     Net Cash (Used In) Provided by
       Financing Activities                            (94,185)          (287)

  Effect of Exchange Rate Changes on Cash                   17            ---
  Increase in Cash and Cash Equivalents                 47,521        167,564
  Cash and Cash Equivalents, Beginning of Period         1,154         99,997
                                                 --------------   --------------
  Cash and Cash Equivalents, End of Period       $      48,675    $   267,561

  See accompanying notes to consolidated condensed financial statements.

                                  THE HOME DEPOT, INC. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                               (Unaudited)



1.  Summary of Significant Accounting Policies:

     Basis of Presentation
     The accompanying consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal reoccurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 29, 1995, as filed with the Securities and Exchange Commission (File No. 1-8207).

2.   Redemption of Convertible Notes
     On February 28, 1995, the Company announced its decision to redeem, on March 31, 1995, all of its outstanding 4.5%
     Convertible Subordinated Notes due June 15, 1997 (the "Notes") at a redemption price of $1,016.75 (which includes premium and interest) per $1,000 principal amount of Notes. The Notes were convertible into Common Stock at the rate of one share for each $38.75 principal amount of Notes owned. All of the Notes were converted to Common Stock. Beginning in the second fiscal quarter of 1994, the Notes had a dilutive effect on earnings per share and accordingly, the Company has reported earnings per share for the first fiscal quarter of 1995 assuming the Notes had converted at the beginning of the accounting period.

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

                                                                             Percentage
                                         Three Months Ended              Increase (Decrease)
                                       April 30,        May 1,           in Dollar Amounts
                                         1995            1994               Three Months
Selected Consolidated
Statements of Earnings Data

Net Sales                               100.0%          100.0%                  24.3%

Gross Profit                             27.9            28.1                   23.3

Operating Expenses:

  Selling and Store Operating            18.7            18.1                   28.2
  Pre-Opening                              .3              .3                   29.1
  General and Administrative              1.8             1.8                   25.0
    Total Operating Expenses             20.8            20.2                   27.9

    Operating Income                      7.1             7.9                   11.6

Interest Income (Expense):
  Interest and Investment Income           .1              .3                  (50.0)
  Interest Expense                          -             (.3)                 (73.9)

    Interest, Net                          .1               -               (1,254.1)

    Earnings Before Income Tax            7.2             7.9                   12.5

Income Taxes                              2.8             3.0                   11.9
    Net Earnings                          4.4%            4.9%                  12.9%

Selected Consolidated Sales Data

Number of Customer
  Transactions                     84,624,000       70,859,000                  19.4%

Average Amount of
  Sales Per Transaction             $   42.17        $   40.53                   4.0

Weighted Average
  Weekly Sales Per
  Operating Store                    $791,000         $796,000                  (0.6)

Weighted Average Sales
  Per Square Foot                  $      396        $     409                      (3.2)


                           THE HOME DEPOT, INC. AND SUBSIDIARIES

                            MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                       (CONTINUED)



RESULTS OF OPERATIONS

Sales for the first quarter of fiscal 1995 increased 24% to $3,568,962,000 compared to sales of $2,872,129,000 for the first quarter of fiscal 1994. This sales increase was attributable to new stores (359 at the end of the first quarter of fiscal 1995 compared to 287 at the end of the first quarter of fiscal 1994) and a comparable store for store sales increase of 5%. In addition, inclement weather adversely affected approximately one-third of the Company's stores during portions of the first quarter of fiscal 1995.

Gross profit as a percent of sales was 27.9% for the first quarter of fiscal 1995 compared to 28.1% for the comparable period of fiscal 1994. This gross profit decrease as a percent of sales resulted primarily from more emphasis on building materials, lumber products and floor coverings which are lower margin categories as well as lower margins in our paint department resulting from cost increases and departmental sales mix.

Operating expenses as a percent of sales increased to 20.8% the first quarter of fiscal 1995 compared to 20.2% for the first quarter of fiscal 1994. Selling and store operating expenses as a percent of sales increased to 18.7% for the first quarter of fiscal 1995 compared to 18.1% for the comparable period in fiscal 1994. This increase was attributable to, among other things, higher store payroll expenses due to staffing for higher seasonal sales which did not materialize, higher advertising costs as a percent to sales resulting from lower sales than expected, and higher expenses associated with three store relocations and other real estate expenses compared to five relocations in the first quarter of fiscal 1994. Pre-opening expenses as a percent of sales were 0.3% for both the first quarter of fiscal 1995 and fiscal 1994. General and administrative expenses as a percent of sales were 1.8% for both the first quarter of fiscal 1995 and fiscal 1994.

Interest income as a percent of sales decreased to 0.1% for the first quarter of fiscal 1995 from 0.3% for the first quarter of fiscal 1994. This decrease was attributable to a lower investment base partially offset by higher effective yields. Interest expense as a percent of sales decreased to 0% for the first quarter of fiscal 1995 compared to 0.3% for the first quarter of fiscal 1994. This decrease was attributable to the conversion of the 4.5% Convertible Subordinated Notes on March 31, 1995 and higher capitalized interest due to more stores under construction.

The Company's combined Federal and state effective income tax rate decreased to 38.4% for the first quarter of fiscal 1995 from 38.6% for the comparable period of fiscal 1994. In the fourth quarter of fiscal 1994, the Company's combined Federal and state effective income tax rate was adjusted to 38.3% for the fiscal year. The increase in the rate for the first quarter of fiscal 1995 was due to a higher effective state tax rate and the loss of targeted jobs tax credits.

Net earnings as a percent of sales decreased to 4.4% for the first quarter of fiscal 1995 compared to 4.9% for the same period of fiscal 1994. This decrease was attributable to lower gross profits and higher operating expenses partially offset by higher net interest income and a lower effective income tax rate, as described above.

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

During the first three months of fiscal 1995, the Company opened 19 stores and relocated three ofits existing stores. During the remainder of fiscal 1995, the Company plans to open approximately 72 additional new stores and relocate two existing stores. Of the planned 91 new stores and five relocations, it is expected that 88 will be owned and eight will be leased. The Company currently plans to open approximately 112 new stores and may relocate eight stores during fiscal 1996. Although some of these locations will be leased directly, it is expected that many may be obtained through the purchase of pre-existing leasehold interests, the acquisition of land parcels and the construction or purchase of buildings during fiscal 1995. While the cost of new stores to be constructed and owned by the Company varies widely, principally due to land costs, new store costs (including land, building and fixtures) are currently estimated to average approximately $12,600,000 per location.
The Company may purchase leasehold interests at varying amounts depending upon the value of such properties. The cost to remodel (including leasehold interests) and fixture stores to be leased is expected to average approximately $4,000,000 per store. In addition, each new store will require approximately $2,700,000 to finance inventories, net of vendor financing.

On February 28, 1995, the Company announced its decision to redeem, on March 31, 1995, all of its outstanding 4.5% Convertible Subordinated Notes due June 15, 1997 (the "Notes") at a redemption price of $1,016.75 (which includes premium and interest) per $1,000 principal amount of Notes. The Notes were convertible into Common Stock at the rate of one share for each $38.75 principal amount of Notes owned. All of the $1,000 Notes were converted to Common Stock. Beginning in the second fiscal quarter of 1994, the Notes had a dilutive effect on earnings per share and accordingly, the Company has reported earnings per share for the first fiscal quarter of 1995 assuming the Notes had converted at the beginning of the accounting period.

As of April 30, 1995, the Company had $121,965,000 in cash and short-term investments as well as $82,976,000 in long-term investments. In the first quarter of fiscal 1995, the Company reduced its outstanding borrowings related to Commercial Paper from $100,000,000 at fiscal year-end to $10,000,000 due to the maturation of short-term investments. Management believes that its current cash position, the proceeds from short-term and long-term investments, internally generated funds, its commercial paper program, and/or the ability to obtain alternate sources of financing should enable the Company to complete its capital expenditure programs, including store expansion and renovation, through the next several fiscal years.

IMPACT OF INFLATION AND CHANGING PRICES

Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe inflation has had a material effect on sales or results of operations.

                                               PART II.  OTHER INFORMATION





Item 4.    Submission of Matters to a Vote of Security Holders

           During the first quarter of fiscal 1995, no matters were submitted to a vote of security holders.


Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits

                 11.1 Computation of Earnings per Common and Common Equivalent Share

           (b)   Reports on Form 8-K

                 No reports on Form 8-K were filed during the quarter ended April 30, 1995.

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


                                                THE HOME DEPOT, INC.
                                                    (Registrant)



                                               By:   /s/ Arthur M. Blank
                                                     Arthur M. Blank
                                                     President

                                                     /s/ Ronald M. Brill
                                                     Ronald M. Brill
                                                     Executive Vice President
                                                     Chief Financial Officer


    May 26, 1995
       (Date)

                         THE HOME DEPOT, INC. AND SUBSIDIARIES

                                    INDEX TO EXHIBITS




Exhibit             Description                                        Page

11.1               Computation of Earnings per Common and Common
                    Equivalent Share..................................  13