Form 10-Q
period 1995-10-29
HOME DEPOT INC
filed 1995-11-30
CIK 354950

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                              FORM 10-Q
(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934
For the quarterly period ended                             October 29, 1995

                               - OR -
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number   1-8207

                        THE HOME DEPOT, INC.

       (Exact name of registrant as specified in its charter)

     Delaware                           95-3261426

(State or other jurisdiction of        (I.R.S. Employer
 incorporation or organization)        Identification Number)

2455 Paces Ferry Road         Atlanta, Georgia         30339-4024

(Address of principal executive offices)               (Zip Code)

                           (770) 433-8211

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

     $.05 par value 476,818,000 Shares, as of November 17, 1995

                THE HOME DEPOT, INC. AND SUBSIDIARIES

                         INDEX TO FORM 10-Q

                          October 29, 1995

                                                                Page
Part I.  Financial Information:

     Item 1.  Financial Statements
     CONSOLIDATED STATEMENTS OF EARNINGS -
          Three-Month and Nine-Month Periods
          Ended October 29, 1995 and October 30, 1994. . . . . . . 3

     CONSOLIDATED CONDENSED BALANCE SHEETS -
          As of October 29, 1995 and January 29, 1995. . . . . . . 4

     CONSOLIDATED STATEMENTS OF CASH FLOWS -
          Nine-Month Periods
          Ended October 29, 1995 and October 30, 1994. . . . . . . 5

     NOTES TO CONSOLIDATED CONDENSED
        FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . 6

     Item 2.  Management's Discussion and Analysis of Results
     of Operations and Financial Condition . . . . . . . . . . 7 - 9

Part II.  Other Information:

     Item 4.  Submission of Matters to a Vote of Security Holders.10

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . .10

     Signature Page. . . . . . . . . . . . . . . . . . . . . . . .11

     Index to Exhibits . . . . . . . . . . . . . . . . . . . . . .12

                         PART I.  FINANCIAL INFORMATION

                     THE HOME DEPOT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                  (Unaudited)

(In Thousands, Except Per Share Data)
                              Three Months Ended                Nine Months Ended
                            ---------------------        ----------------------
                          October 29,     October 30,       October 29,   October 30,
                             1995            1994              1995          1994
                          ----------      ---------         ----------    ----------
Net Sales                 $3,997,790      $3,240,050       $11,718,474    $9,399,215
Cost of Merchandise Sold   2,921,233       2,359,482         8,521,350     6,814,073
                           ---------      ----------        ----------    ----------
   Gross Profit            1,076,557         880,568         3,197,124     2,585,142

Operating Expenses:
  Selling & Store
    Operating                714,581         575,951         2,080,258     1,633,950
  Pre-Opening                 14,774          13,911            40,794        33,690
  General and
    Administrative            66,911          59,317           199,470       167,101
                          ----------      ----------        ----------    ----------
      Total Operating
       Expense               796,266         649,179         2,320,522     1,834,741
                          ----------      ----------        ----------    ----------

      Operating Income       280,291         231,389           876,602       750,401

Interest Income (Expense):
  Interest and Investment
    Income                     4,890           7,017            13,745        23,739
  Interest Expense              (318)         (9,132)           (3,772)      (27,348)
                          ----------       ----------       ----------     ----------
     Interest, Net             4,572          (2,115)            9,973        (3,609)
                          ----------       ----------       ----------     ----------
  Earnings Before
  Income Taxes               284,863         229,274           886,575       746,792

Income Taxes                 109,390          88,500           340,450       288,270
                          ----------      ----------        ----------    ----------

     Net Earnings          $ 175,473       $ 140,774        $  546,125    $  458,522
                          ==========      ==========        ==========    ==========

Earnings Per Common and
  Common Equivalent Share
  (Note 2)                $     0.37      $     0.31        $     1.15    $     1.00
                          ==========      ==========        ==========    ==========

Dividends Per Share       $     0.05      $     0.04        $     0.14    $     0.11
                          ==========      ==========        ==========    ==========
Weighted Average Number
  of Common and Common
  Equivalent Shares
  (Note 2)                   477,671         476,075           477,469       475,567
                          ==========      ==========        ==========    ==========

See accompanying notes to consolidated condensed financial statements.

                                 THE HOME DEPOT

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                  (Unaudited)
(In Thousands)
                                                                October 29,         January 29,
                                                                    1995               1995
                                                               ------------        ------------
ASSETS
------

Current Assets:
   Cash and Cash Equivalents                                   $    49,485          $    1,154
   Short-Term Investments                                           80,245              56,712
   Accounts Receivable, Net                                        333,791             272,225
   Merchandise Inventories                                       2,214,014           1,749,312
   Other Current Assets                                             49,230              53,560
                                                               -----------         -----------
     Total Current Assets                                        2,726,765           2,132,963

Property and Equipment, at cost                                  4,638,480           3,747,268
Less:  Accumulated Depreciation and Amortization                  (461,450)           (350,031)
                                                               -----------         -----------
   Net Property and Equipment                                    4,177,030           3,397,237

Long Term Investments                                               35,828              98,022
Notes Receivable                                                    54,141              32,528
Cost in Excess of the Fair Value of Net Assets Acquired, Net        89,491              88,513
Other                                                               53,691              28,778
                                                               -----------         -----------
                                                               $ 7,136,946         $ 5,778,041
                                                               ===========         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
   Accounts Payable                                            $ 1,144,991         $  681,291
   Accrued Salaries and Related Expenses                           215,350            192,151
   Sales Taxes Payable                                             134,722            101,011
   Other Accrued Expenses                                          290,793            208,377
   Income Taxes Payable                                             28,313              8,717
   Current Installments of Long-Term Debt                            8,087             22,692
                                                               -----------        -----------
     Total Current Liabilities                                   1,822,256          1,214,239

Convertible Subordinated Debt                                          ---            804,985
Commercial Paper                                                   200,000            100,000
Long-Term Debt, Net of Current Maturities                           91,401             78,384
Other Long-Term Liabilities                                        108,585             67,953
Deferred Income Taxes                                               32,671             19,258
Minority Interest                                                   71,609             50,999

Stockholders' Equity:
   Common Stock - 476,781,000 shares outstanding at 10/29/95
     and 453,365,000 shares outstanding at 01/29/95                 28,843             22,668
   Paid-in Capital                                               2,400,537          1,526,463
   Retained Earnings                                             2,417,504          1,937,284
   Cumulative Translation Adjustments                               (1,422)           (10,887)
   Unrealized Holding Gain/(Loss) on Investments, Net                  357             (1,495)
                                                               -----------         -----------
                                                                 4,840,819           3,474,033

   Less: Notes Receivable from ESOP                                 30,149              31,810
   Less: Shares Held in Employee Benefit Trust                         246                 ---
                                                               -----------         -----------
                                                                 4,810,424           3,442,223
                                                               -----------          -----------
     Total Stockholders' Equity                                $ 7,136,946         $ 5,778,041
                                                               ===========          ===========

See accompanying notes to consolidated condensed financial statements.

                     THE HOME DEPOT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)
(In Thousands)                                                         Nine Months Ended
                                                                  -----------------------------
                                                               October 29,1995  October 30,1994
                                                                -------------    -------------
Cash Provided from Operations:
------------------------------
Net Earnings                                                    $     546,125    $     458,522

Reconciliation of Net Earnings to Net Cash
  Provided by Operations:
   Depreciation and Amortization                                      129,358           94,175
   Increase (Decrease) in Deferred Income Taxes                        12,444          (13,708)
   Increase in Accounts Payable and Accrued Expenses                  632,911          506,249
   Increase in Merchandise Inventories                               (461,325)        (371,012)
   Increase (Decrease) in Income Taxes Payable                         26,871           (5,874)
   Increase in Receivables, Net                                       (73,536)         (60,439)
   Other, Net                                                          25,523           22,134
                                                                -------------   --------------
     Total                                                            292,246          171,525
                                                                -------------   --------------
   Net Cash Provided by Operations                                    838,371          630,047
                                                                -------------   --------------
Cash Flows From Investing Activities:
-------------------------------------
Capital Expenditures                                                 (942,661)        (801,104)
Initial Acquisition of Canadian Partnership Interest                      ---         (161,548)
Sale of Short-Term Investments, Net                                    27,034           92,068
Purchase of Long-Term Investments                                         ---          (67,710)
Proceeds from Maturities of Long-Term Investments                       6,257           44,846
Proceeds from Sales of Long-Term Investments                            8,158          403,738
Proceeds from Sale of Property and Equipment                           24,015           41,266
(Advances) Repayments of Advances Secured by Real Estate, Net          (8,962)           6,425
                                                                -------------    -------------
   Net Cash Used in Investing Activities                             (886,159)        (442,019)
                                                                -------------    -------------
Cash Flows From Financing Activities:
------------------------------------
Proceeds from Issuance of Commercial Paper, Net                       100,000              ---
Proceeds from Sales of Common Stock, Net                               62,995           48,172
Principal Repayments of Long-Term Debt                                (21,524)            (310)
Cash Dividends Paid to Stockholders                                   (65,904)         (49,670)
Minority Interest Contributions to Partnership                         18,482              ---
Cash Received from ESOP                                                 1,661            2,931
                                                                  -----------        ---------
     Net Cash Provided by Financing Activities                        (95,710)           1,123
                                                                  -----------        ---------

Effect of Exchange Rate Changes on Cash                                   409              ---
Increase in Cash and Cash Equivalents                                  48,331          189,151
Cash and Cash Equivalents, Beginning of Period                          1,154           99,997
                                                                  -----------        ----------
Cash and Cash Equivalents, End of Period                          $    49,485       $  289,148
                                                                  ===========       ==========

See accompanying notes to consolidated condensed financial statements.

               THE HOME DEPOT, INC. AND SUBSIDIARIES

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                            (Unaudited)

        Summary of Significant Accounting Policies:

1.      Basis of Presentation
        The accompanying consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 29, 1995 as filed with the Securities and Exchange Commission (File No. 1-8207).

2.      Conversion of Convertible Notes
        On March 31, 1995, the Company called for redemption all of its outstanding 4.5% Convertible Subordinated Notes due June 15, 1997 (the "Notes") at a redemption price of $1,016.75 (which included premium and interest) per $1,000 principal amount of Notes. The Notes were convertible by the holders thereof into Common Stock at the rate of one share for each $38.75 principal amount of Notes owned. All of the Notes were converted to Common Stock. Beginning in the second fiscal quarter of 1994, the Notes had a dilutive effect on earnings per share and accordingly, the Company has reported earnings per share for the nine months ended October 29, 1995 assuming the Notes had been converted at the beginning of the accounting period.

               THE HOME DEPOT, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The data below reflects selected sales data and the percentage relationship between sales and major categories in the Consolidated Statements of Earnings and the percentage change in the dollar amounts of each of the items.

                                                                                Percentage
                                                                                 Increase
                                                                               (Decrease) in
                            Three Months Ended         Nine Months Ended        Dollar Amounts
                        October 29,   October 30,  October 29,  October 30,   Three     Nine
                           1995          1994         1995         1994       Months   Months
                        -----------   -----------  -----------  -----------  --------  -------
Selected Consolidated
Statements of Earnings
Data

Net Sales                100.0%        100.0%        100.0%         100.0%     23.4     24.7

Gross Profit              26.9          27.2          27.3           27.5      22.3     23.7

Operating Expenses:
   Selling and
     Store Operating      17.9          17.8          17.7           17.4      24.1     27.3
   Pre-Opening             0.3           0.4           0.4            0.3       6.2     21.1
   General and
     Administrative        1.7           1.8           1.7            1.8      12.8     19.4
                        ------        ------       -------         ------
   Total Operating
     Expenses             19.9          20.0          19.8           19.5      22.7     26.5

     Operating Income      7.0           7.2           7.5            8.0      21.1     16.8

Interest (Income)
Expense:
   Interest Income         0.1           0.2           0.1            0.3     (30.3)   (42.1)
   Interest Expense        ---          (0.3)          ---           (0.3)    (96.5)   (86.2)
                         -----        -------        ------         ------
     Interest, Net         0.1          (0.1)          0.1            0.0       ---      ---

Earnings Before
 Income Taxes              7.1           7.1           7.6            8.0      24.2     18.7

Income Taxes               2.7           2.7           2.9            3.1      23.6     18.1
                       -------        ------        ------         ------
     Net Earnings          4.4%          4.4%          4.7%           4.9%     24.6     19.1
                       =======        ======        ======         ======

Selected
Consolidated
Sales Data

Number of Customer
Transactions         94,767,000    77,162,000   278,015,000    226,793,000     22.8     22.6

Average Amount of
Sales Per
Transaction        $      42.19   $     41.99   $     42.15    $     41.44      0.5      1.7

Weighted Average
Weekly Sales Per
Operating Store    $    792,000   $   817,000   $   818,000    $   828,000     (3.1)    (1.2)

Weighted Average
Sales Per Square
Foot               $        393   $       414   $       406    $       420     (5.1)    (3.3)
                   ============   ===========   ===========    ===========

                     THE HOME DEPOT, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                  (CONTINUED)

RESULTS OF OPERATIONS

Sales for the third quarter of fiscal 1995 increased 23% to $3,997,790,000 compared to sales of $3,240,050,000 for the third quarter of fiscal 1994. For the first nine months of fiscal 1995 sales increased 25% to $11,718,474,000 compared to sales of $9,399,215,000 for the comparable period of fiscal 1994. These sales increases were attributable to new stores (401 at the end of the third quarter of fiscal 1995 compared to 313 at the end of the third quarter of fiscal 1994) and a comparable store-for-store sales increase of 1.2% for the third quarter and 3.4% for the first nine months of fiscal 1995.

Gross profit as a percent of sales was 26.9% for the third quarter of fiscal 1995 compared to 27.2% for the comparable period of fiscal 1994. For the first nine months of fiscal 1995, gross profit as a percent of sales was 27.3% compared to 27.5% for the comparable period of fiscal 1994. These decreases were attributable to, among other things, changes in merchandise mix, aggressive lumber pricing to stimulate sales because of lower lumber costs and corresponding retail prices, as well as continued emphasis on lower margins due to competitive pressure in many markets.

Operating expenses as a percent of sales decreased to 19.9% for the third quarter of fiscal 1995 compared to 20.0% for the comparable period of fiscal 1994. For the first nine months of fiscal 1995, operating expenses as a percent of sales increased to 19.8% compared to 19.5% for the comparable period of fiscal 1994. Selling and store operating expenses as a percent of sales increased to 17.9% and 17.7% for the third quarter and first nine months of fiscal 1995, respectively, compared to 17.8% and 17.4% for the third quarter and first nine months of 1994, respectively. The increase for the quarter and nine months was attributable to, among other things, higher store payroll expenses due to higher average hourly wage rates resulting from a higher percentage of long term employees versus new hires and higher credit card costs due to increased credit sales. Pre-opening expenses as a percent of sales were 0.3% for the third quarter of fiscal 1995 compared to 0.4% for the same period in fiscal 1994. This decrease was primarily due to the timing of November and December store openings where 11 fourth quarter openings incurred pre-opening expenses in the third quarter for fiscal 1995 compared to 17 stores which opened in November and December of fiscal 1994. Pre-opening expenses as a percent of sales were 0.4% for the first nine months of fiscal 1995 compared to 0.3% for the comparable period of fiscal 1994. This increase was attributable to 61 new stores plus four relocations compared to 50 new stores plus seven relocations for the comparable period of fiscal 1994. General and administrative expenses as a percent of sales decreased to 1.7% for both the third quarter and first nine months of fiscal 1995 compared to 1.8% for the comparable periods of fiscal 1994. These decreases were attributable to, among other things, increased emphasis on controlling costs and higher sales volumes.

Interest income as a percent of sales decreased to 0.1% for the third quarter and first nine months of fiscal 1995 from 0.2% for the third quarter and 0.3% for the first nine months of fiscal 1994. This decrease was attributable to a lower investment base partially offset by higher effective yields.
Interest expense as a percent of sales decreased to 0% for both the third quarter and first nine months of fiscal 1995, compared to 0.3% for the third quarter and first nine months of fiscal 1994. This decrease was attributable to the conversion to Common Stock of the 4.5% Convertible Subordinated Notes due June 15, 1997 (The Notes) on March 31, 1995 and higher capitalized interest.

The Company's combined Federal and state effective income tax rate decreased to 38.4% for the third quarter and first nine months of fiscal 1995 compared to 38.6% for the comparable periods of fiscal 1994. In the fourth quarter of fiscal 1994, the Company's combined Federal and state effective income tax rate was adjusted to 38.3% for the fiscal year. The increase in the rate for the third quarter and first nine months of fiscal 1995 from the adjusted fiscal 1994 tax rate was due to a higher effective state tax rate and the loss of targeted jobs tax credits.

Net earnings as a percent of sales was 4.4% for both the third quarter of fiscal 1995 and fiscal 1994. For the first nine months of fiscal 1995, net earnings as a percent of sales decreased to 4.7% compared to 4.9% for the comparable period of fiscal 1994. This decrease was attributable to lower gross profits and higher operating expenses partially offset by higher net interest income and a lower effective income tax rate, as described above.

Earnings per share was $0.37 and $1.15 for the third quarter and first nine months of fiscal 1995, respectively, compared to $0.31 and $1.00 for the third quarter and first nine months of fiscal 1994, respectively.

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

During the first nine months of fiscal 1995, the Company opened 61 stores and relocated four of its existing stores. During the remainder of fiscal 1995, the Company plans to open approximately 22 additional new stores and relocate one existing store. Of the planned 83 new stores and five relocations, it is expected that 78 will be owned and ten will be leased. The Company currently plans to open approximately 90 stores and may relocate six existing stores during fiscal 1996. Although some of these locations will be leased directly, it is expected that many may be obtained through the purchase of pre-existing leasehold interests, acquisition of land parcels and the construction or purchase of buildings during fiscal 1995. While the cost of new stores to be constructed and owned by the Company varies widely, principally due to land costs, new store costs (including land, building and fixtures) are currently estimated to average approximately $12,500,000 per location. The Company may purchase leasehold interests at varying amounts depending upon the value of such properties. The cost to remodel (including leasehold interests) and fixture stores to be leased is expected to average approximately $4,000,000 per store. In addition, each new store will require approximately $2,700,000 to finance inventories, net of vendor financing.

On February 28,1995, the Company announced the call for redemption, on March 31, 1995 of all of its outstanding 4.5% Convertible Subordinated Notes due June 15, 1997 at a redemption price of $1,016.75 (which included premium and accrued interest) per $1,000 principal amount of Notes. The Notes were convertible by the holders thereof into Common Stock at the rate of one share for each $38.75 principal amount of Notes owned. All of the Notes were converted to Common Stock. Beginning in the second fiscal quarter of 1994, the Notes had a dilutive effect on earnings per share and accordingly, the Company has reported earnings per share for the first quarter and first nine months of fiscal 1995 assuming the Notes had been converted at the beginning of the accounting period.

As of October 29, 1995, the Company had $129,730,000 in cash and short-term investments as well as $35,828,000 in long-term investments. During the third quarter of fiscal 1995, the Company increased its outstanding borrowings related to Commercial Paper to $200,000,000 from $0 outstanding at the end of the second fiscal quarter of 1995. Management believes that its current cash position, the proceeds from short-term and long-term investments, internally generated funds, its commercial paper program, and/or the ability to obtain alternate sources of financing should enable the Company to complete its capital expenditure programs, including store expansion and renovation, through the next several fiscal years.


IMPACT OF INFLATION AND CHANGING PRICES

Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe inflation has had a material effect on sales or results of operations. Similarly, the Company does not believe that changing prices have had a material affect on sales or results of operations except as described above.

               THE HOME DEPOT, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                            (CONTINUED)


                    PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

        During the third quarter of fiscal 1995, no matters were submitted to a vote of security holders.

Item 6. Exhibits and Reports on Form 8-K

        (a)     Exhibits

                  11.1 Computation of Earnings per Common and Common Equivalent Share
                  27. Financial Data Schedule (only submitted to SEC in electronic format)


        (b)     Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended October 29, 1995.

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


                                         THE HOME DEPOT, INC.
                                         (Registrant)


                                   By:   /s/ Arthur M. Blank
                                         Arthur M. Blank
                                         President





                                         /s/ Marshall L. Day
                                         Marshall L. Day
                                         Senior Vice President
                                         Chief Financial Officer



       (Date)

               THE HOME DEPOT, INC. AND SUBSIDIARIES

                         INDEX TO EXHIBITS




Exhibit      Description                                      Page

 11.1        Computation of Earnings per Common and Common
             Equivalent Share. . . . . . . . . . . . . . . . . .13

                                                                   Exhibit 11.1
                     THE HOME DEPOT, INC. AND SUBSIDIARIES

                            Computation of Earnings
                     Per Common and Common Equivalent Share

(In Thousands, Except Per Share Data)

                                            Three Months Ended             Nine Months Ended
                                         October 29,   October 30,    October 29,   October 30,
                                            1995          1994            1995         1994
                                         -----------   -----------    -----------   -----------
Net earnings applicable to common
and common equivalent shares            $ 175,473   $   140,774       $ 546,125      $  458,522

Tax effected interest expense, net
of interest capitalized, attributable
to convertible subordinated notes              ---        5,606           2,415         15,946
                                        ----------   -----------     ----------     ----------
                                        $ 175,473   $   146,380       $ 548,540      $ 474,468
                                        ==========   ===========     ==========     ==========

Shares:
Weighted average number of common
and common equivalent shares assuming
average market price                       477,671      455,301         470,544        454,793

Additional shares from conversion
of notes                                       ---       20,774            6,925        20,774
                                        ----------  -----------       ----------    ----------

                                           477,671      476,075          477,469       475,567
                                        ==========  ===========       ==========    ==========

Primary earnings per common and
common equivalent share                 $    0.367   $    0.307       $    1.149    $    0.998
                                        ==========   ==========       ==========    ==========

(1) Common equivalent shares represent shares granted under the Company's stock option plans and an employee stock purchase plan.

(2) The Company's 4.5% Convertible Subordinated Notes, issued in 1992, were common stock equivalents prior to their conversion in March, 1995. For the nine months ended October 29, 1995 and the three and nine month periods ended October 30, 1994, the Notes were dilutive and, accordingly, are assumed to be converted as of the beginning of the accounting periods for purposes of calculating earnings per share.

(3) Fully diluted earnings per share is not presented because the impact of a higher ending market price on weighted average common equivalent shares for the three and nine month periods ended October 29, 1995 and October 30, 1994 was anti-dilutive.