Form 10-K
period 1996-01-28
HOME DEPOT INC
filed 1996-04-08
CIK 354950

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
      For the fiscal year ended January 28, 1996
                                      OR

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

                    2727 Paces Ferry Road, Atlanta, Georgia
                   (Address of principal executive offices)

                                  30339-4089
                                  (Zip Code)

      Registrant's telephone number, including area code:  (770) 433-8211

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[__]

The aggregate market value of the Common Stock of the Registrant held by nonaffiliates of the Registrant on March 22, 1996 was $21,055,978,708. The aggregate market value was computed by reference to the closing price of the stock on the New York Stock Exchange on such date. For the purposes of this response, executive officers and directors are deemed to be the affiliates of the Registrant and the holding by nonaffiliates was computed as 445,629,179 shares.

The number of shares outstanding of the Registrant's Common Stock as of March 22, 1996 was 477,962,757 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's proxy statement for its Annual Meeting of Stockholders, to be held May 29, 1996, which will be filed pursuant to Regulation 14A within 120 days of the close of Registrant's fiscal year, is incorporated by reference in answer to Part III of this report but only to the extent indicated herein. In addition, pages 14 through 30 and the inside cover page of The Home Depot, Inc.'s 1995 Annual Report to Stockholders is incorporated by reference in answer to Items 6, 7 and 8 of Part II and Item 14(a) of Part IV of this report.

                                    PART I
Item 1.   BUSINESS

      The Home Depot, Inc. including its subsidiaries ("Home Depot" or "Company") is the leading retailer in the home improvement industry. It operates "warehouse style" stores which sell a wide assortment of building material and home improvement products. At fiscal year end, the Company had 423 stores in 31 states and three Canadian provinces, with an aggregate total of approximately 44,356,000 square feet of selling space. Such stores average approximately 105,000 square feet of enclosed space per store, with an additional 20,000 to 28,000 square feet in the garden center area. The Company's store support center (corporate office) is located at 2727 Paces Ferry Road, Atlanta, Georgia 30339-4089, telephone number (770) 433-8211.

      Home Depot's operating strategy stresses providing a broad range of merchandise at competitive prices and utilizing highly knowledgeable, service oriented personnel and aggressive advertising. The Company regularly checks competitors' prices to ensure that Home Depot's low "Day-In, Day-Out" warehouse prices are competitive within each market.

      Since a large portion of the Company's customers are individual homeowners, many of whom may have limited experience in do-it-yourself ("D-I-Y") projects, management considers its associates' knowledge of products and home improvement techniques and applications to be very important to its
marketing approach and its ability to maintain customer satisfaction.   Many
D-I-Y customers take advantage of "how-to" classes offered in Home Depot stores.

      Another segment of the Company's business activity is the buy-it-yourself ("B-I-Y") customers. The B-I-Y customer chooses products, makes the purchase and contracts with others to complete or install the project. For these customers, Home Depot offers installation services for a variety of products. Home Depot also devotes significant marketing, advertising and service efforts toward attracting professional remodelers and commercial users.

Products

      Management estimates that a typical store stocks approximately 40,000 to 50,000 product items, including variations in color and size. Each store carries a wide selection of high quality and nationally advertised brand name merchandise. The table below shows the percentage of sales of each major product group for each of the last three fiscal years. However, these percentages may not necessarily be representative of the Company's future product mix due, among other things, to the effects of promotional activities associated with opening additional stores. Also, newly opened stores did not operate through a complete seasonal product cycle for all periods presented.

                                              Percentage of Sales
                                        ----------------------------------
                                        Year Ended  Year Ended  Year Ended
                                        Jan. 31,    Jan. 29,    Jan. 28,
                                        1994        1995        1996
                                        ----------  ----------  ----------
Product Group

Building materials, lumber
and floor and wall coverings            34.2%       34.0%       33.9%
Plumbing, heating, lighting and
  electrical supplies                   27.6        27.9        27.7
Seasonal and
specialty items                         14.5        14.5        14.8
Hardware and tools                      13.0        13.1        13.2
Paint and other                         10.7        10.5        10.4
                                        100.0%      100.0%      100.0%



      The Company sources its merchandise from approximately 5,400 vendors worldwide, of which no single vendor accounts for as much as 5 percent of purchases. The Company is not dependent on any single vendor. A substantial majority of merchandise is purchased directly from manufacturers, thereby eliminating costs of intermediaries. Management believes that competitive sources of supply are readily available for substantially all its products.

Marketing and Sales

      Management believes a number of the Company's existing stores are operating at or above their optimum capacity. In order to enhance market penetration over time, the Company has a strategy of adding new stores near the edge of the market areas served by existing stores. While such a strategy may initially have a negative impact on comparable store-for-store sales, the Company believes this "cannibalization" strategy increases customer satisfaction and overall market share by reducing delays in shopping, increasing utilization by existing customers and attracting new customers to more convenient locations.

      Home Depot has continued to introduce or refine a number of merchandising programs during fiscal 1995. Key among them is the Company's ongoing commitment to becoming the supplier of first choice to a variety of professional customers, primarily remodelers, carpenters, plumbers, electricians and building maintenance professionals. The Company has reacted to the needs of this group by expanding commercial credit programs, on-site delivery services, and updating lines of professional products.

      The Company's installed sales program is available, with varying services offered, in all of the Company's stores. There are approximately 3,000 installed sales vendors who, as independent, licensed contractors, are authorized to provide services to customers. This program targets the B-I-Y customer, who will purchase an item but either does not have the desire or ability to install the item.

      During the past year, the Company continued its marketing effort to support its sponsorship of the 1996 Olympic Games and the U.S. and Canadian Olympic teams' participation at those games. In fiscal 1995, the Company continued its program to help pave the Centennial Olympic Park in Atlanta with engraved bricks, and hired athletes to work in its stores and offices while they train for the Olympic Games. The Company's partnership with certain key suppliers in the United States and in Canada is providing significant financial support for the sponsorship.

      The Company is also a sponsor of the 1996 Atlanta Paralympic Games. The Paralympic Games are an elite competition for athletes with a physical disability which precludes them from Olympic competition. The Paralympic Games will leave a legacy of awareness of the talents and achievements of people with disabilities all over the world.

      In fiscal 1995, the Company opened its third and fourth EXPO(R) Design Center stores. EXPO stores are now located in San Diego, California; Atlanta, Georgia; Long Island, New York and Dallas, Texas. Unlike traditional Home Depot stores, EXPO does not sell building materials such as lumber, but focuses instead on upscale interior design products and increased installation services. The EXPO stores contain approximately 144,000 square feet of selling space, including climate controlled garden centers.

      During fiscal 1995, the Company opened restaurants in certain stores. Customers with limited amounts of time to complete their shopping, especially professional contractors and customers with small children, may be attracted to the restaurant in the store or spend more time in the store if food is available. Restaurant operators vary by market.

      On February 28, 1994, the Company acquired a 75 percent interest in the Aikenhead's Home Improvement Warehouse ("Aikenhead's") chain in Canada. This 75 percent interest was purchased from the Molson Companies Limited ("Molson"). Beginning in 2000, the Company has the option to purchase, or Molson has the option to cause the Company to purchase, the remaining 25 percent of the Canadian operations. The option price is based on the lesser of fair market value or a value determined by an agreed upon formula, as of the option exercise date. The Company is the managing partner of this partnership which operates as The Home Depot Canada.

      The Company began its expansion into rural markets with the introduction of its CrossRoads(TM) stores in 1995. While carrying traditional home improvement merchandise, such stores carry additional products designed to cater to the needs of certain rural customers, primarily farmers and ranchers. Such expanded product offerings include feed and seed, pet supplies, tack, clothing and automotive supplies. The first CrossRoads store opened in Quincy, Illinois in July 1995 with the second store opening in Waterloo, Iowa in September 1995. In December 1995, the Company announced its plan to integrate the CrossRoads Division into its existing Home Depot Divisions. Management believes this change will achieve greater cost efficiencies. In addition, the Company will gain the added benefit of name recognition by using The Home Depot trade name for these locations. Some merchandise first introduced in CrossRoads stores is now being offered to customers in traditional Home Depot stores.

      "The Home Depot", "EXPO", the "Homer" advertising symbol and various private label brand names under which the Company sells certain of its products are service marks, trademarks or trade names of the Company and are considered to be important assets of the Company.


Information Systems

      Each store is equipped with a computerized point of sale system, electronic bar code scanning system, and a mini-computer. Management believes these systems provide efficient customer check-out with an approximate 90 percent rate of scannable products, store-based inventory management, rapid order replenishment, labor planning support, and item movement information. Faster registers as well as a new check approval system and a new receipt format have expedited transactions. To better serve the increasing number of customers applying for credit in fiscal 1995, charge card approval process time was reduced to less than 30 seconds. Store information is communicated to the store support centers' computers via a satellite and land-based communications network. These computers provide corporate financial and merchandising support systems. The Company operates its own television network and produces training and informational programs that are transmitted to stores via the satellite communications network and videotape.

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

      In fiscal 1995, the Company continued its use of phone centers to serve its customers. Experienced associates answering the phone were able to respond quickly to pricing and merchandise questions and take sales orders while the associates on the sales floor were not distracted from serving the in-store customers.

      In fiscal 1995, stores were outfitted with Electronic Article Surveillance ("EAS") detectors that trigger an alarm if a person exits the store with merchandise affixed with an EAS label that has not been desensitized at the cash register. The system is proving to be a deterrent to theft, with many stores reporting reductions in shoplifting offenses.

      In fiscal 1995, a group of the Company's associates working in conjunction with Meredith Publishing Group, the publisher of Better Homes and Gardens(R) magazine, developed Home Improvement 1-2-3(TM), a book and CD-ROM providing expert advice on over 250 home improvement projects. The Company also publishes a magazine entitled Weekend(TM), a quarterly magazine offering fun and functional home repair, remodeling and decorating projects. All of these multimedia items are available to customers in all of the Company's stores as well as in many major book stores and computer stores.

Employees

      As of fiscal year end, The Home Depot employed approximately 80,000 associates, of whom approximately 5,400 were salaried and the remainder were compensated on an hourly basis. Approximately 80 percent of the Company's associates are employed on a full-time basis. In order to attract and retain qualified personnel, the Company seeks to maintain salary and wage levels above those of its competitors in its market areas. The Company's policy is to hire and train additional personnel in anticipation of future store expansion.

      The Company has never experienced a strike or any work stoppage, and management believes that its employee relations are satisfactory. There are no collective bargaining agreements covering any of the Company's associates.

Competition

      The business of the Company is highly competitive, based in part on price, location of store, customer service and depth of merchandise. In each of the markets served by the Company, there are several other chains of building supply houses, lumber yards and home improvement stores. In addition the Company must compete, with respect to some of its products, with discount stores, local, regional and national hardware stores, warehouse clubs, independent building supply stores and, to a lesser extent, other retailers.

      Due to the variety of competition faced by the Company, management is unable to precisely measure the Company's market share in its existing market areas. Management, however, believes that the Company is an effective and significant competitor in its markets and has approximately a 12 percent market share of the overall home improvement industry.

Executive Officers

      The following provides information concerning the executive officers holding positions in the Company and/or its subsidiaries.

      BERNARD MARCUS, age 66, has been Chairman of the Board of Directors and Chief Executive Officer ("CEO") of Home Depot since its inception in 1978; and is, together with Mr. Arthur M. Blank and Mr. Kenneth G. Langone (a director of the Company), a co-founder of the Company. Mr. Marcus serves on the Board of Directors of Wachovia Bank of Georgia, N.A., National Service Industries, Inc. and the New York Stock Exchange, Inc. Mr. Marcus also serves on the Board of the newly-formed National Foundation for the Centers for Disease Control and Prevention and is Chairman of the Board of The Marcus Center, which provides support services for persons with developmental disabilities and their families. In addition, he is a member of the Advisory Board and Board of Directors of the Shepherd Center in Atlanta, Georgia and Vice President and member of the Board of The City of Hope, a charitable organization in Duarte, California.

      ARTHUR M. BLANK, age 53, has been President, Chief Operating Officer ("COO") and a director of Home Depot since its inception in 1978; and is, together with Mr. Bernard Marcus and Mr. Kenneth G. Langone, a co-founder of the Company. Mr. Blank serves on the Board of Trustees of North Carolina Outward Bound School, a non-profit corporation; serves on the Board of Trustees of Emory University; the Board of Councilors of the Carter Center of Emory University; and the Board of Directors of Cox Enterprises, Inc. and Post Properties Inc.

      RONALD M. BRILL, age 52, has been Executive Vice President and Chief Administrative Officer ("CAO") of the Company since August 1995. Mr. Brill joined Home Depot as its Controller in 1978, was elected Treasurer in 1980, Vice President-Finance in 1981, Senior Vice President and Chief Financial Officer ("CFO") in 1984, Executive Vice President and CFO in 1993, and elected as a director in 1987. Mr. Brill serves on the boards of the Atlanta Jewish Federation and the Atlanta Jewish Community Center; the Board of Directors of the Atlanta High Museum of Art and Pilchuck Glass School and the Governing Board of Woodward Academy.

      BRUCE W. BERG, age 47, has been President-Southeast Division since 1991. Mr. Berg joined the Company in 1984 as Vice President-Merchandising (East Coast) and was promoted to Senior Vice President (East Coast) in 1988.

      MARSHALL L. DAY, age 52, was promoted in August 1995 to Senior Vice President-Chief Financial Officer. Prior to Mr. Day's promotion, he had served as the Company's Senior Vice President-Finance since March 1993. Mr. Day joined the Company in 1986 as Controller, was promoted to Vice President-Controller in 1988 and Vice President-Finance in 1989. Mr. Day serves on the Board of Directors of Habitat for Humanity in Cobb County.

      BILL HAMLIN, age 43, has been Executive Vice President-Merchandising since April 1994. Mr. Hamlin joined the Company in 1985 as a merchandiser and was promoted to Vice President-Merchandising (West Coast) in 1988 and President-Western Division in 1990.

      JAMES W. INGLIS, age 52, has been a director of the Company since 1993 and does not intend to stand for re-election in 1996. Mr. Inglis has been Executive Vice President-Strategic Development since 1994. Mr. Inglis joined Home Depot in 1983 as a merchandiser and was shortly thereafter promoted to Senior Merchandiser and then promoted to Vice President-Merchandising (West
Coast) in 1985, and Executive Vice President-Merchandising in 1988.   Mr.
Inglis serves as Endowment Chairman for The City of Hope's hardware and home improvement industry group. Mr. Inglis is currently on a leave of absence for six months commencing February 1996.

      VERNON JOSLYN, age 45, has been President-Northeast Division since February 1996. Mr. Joslyn joined Home Depot in 1984 as an assistant store manager, and was promoted to store manager the following year. Mr. Joslyn subsequently served as District Manager in Phoenix and San Diego. In 1991, Mr. Joslyn, as District Manager, opened the Boston market and served in that capacity until 1993 when he was promoted to his previous position of Vice President-Operations for the Northeast Division.

      W. ANDREW McKENNA, age 50, has been President-Midwest Division since 1994. Mr. McKenna joined Home Depot in 1990 as Senior Vice President-Corporate Information Systems.

      LARRY M. MERCER, age 47, was promoted to Executive Vice President in February 1996. Prior to Mr. Mercer's promotion, he had served as President-Northeast Division since 1991. Mr. Mercer joined the Company in 1979 as an assistant store manager and after serving as a Store Manager was promoted to Regional Manager of the Central Florida Region in 1983. Mr. Mercer was then promoted to Vice President-Store Operations (East Coast) in 1987.

      HARRY PIERCE, age 37, has been President-Western Division since 1994. Mr. Pierce joined the Company in 1984 as an assistant store manager and assumed the position of an associate merchandiser in 1985. After serving several years as a merchandiser both in Atlanta and in the Northeast, Mr. Pierce was promoted to Manager-Merchandising Information Systems in 1990. In 1992, Mr. Pierce joined the Company's Western Division as Vice President-Merchandising.

      DENNIS J. RYAN, age 49, has been President of the CrossRoads Division since January 1995. Mr. Ryan joined the Company in 1985 as a building materials merchandiser and was promoted to Vice President-Merchandising in 1988. Mr. Ryan was promoted to Senior Vice President-Merchandising in 1992.

      BRYANT W. SCOTT, age 40, has been President of the EXPO(R) Design Centers Division since March 1995. Mr. Scott began his career with Home Depot in 1980 as a store associate. Since then he has served in a variety of positions and most recently served as Vice President-Merchandising for the Southeast Division, located in Tampa, Florida.

      ANNETTE M. VERSCHUREN, age 39, has been President of The Home Depot Canada since joining the Company in March 1996. Prior to joining the Company, Ms. Verschuren had been President of Michaels of Canada Inc. since 1993. From 1989 until 1992, Ms. Verschuren held several positions with Imasco Limited.
In 1992, Ms. Verschuren formed Verschuren Ventures Inc. and remained there until becoming President of Michaels of Canada Inc. in 1993.

Item 2.      PROPERTIES

      The following table indicates the number of the Company's store locations by state in the United States and by province in Canada as of January 28, 1996.


                        Number of Stores
      State             in State
      -----             ----------------
      Alabama           5
      Arizona           14
      California        83
      Colorado          4
      Connecticut       8
      Florida           57
      Georgia           23
      Idaho             1
      Illinis           13
      Indiana           1
      Iowa              1
      Louisiana         7
      Maryland          10
      Massachusetts     12
      Michigan          12
      Nevada            3
      New Hampshire     3
      New Jersey        18
      New Mexico        2
      New York          22
      North Carolina    14
      Oklahoma          4
      Oregon            5
      Pennsylvania      11
      Rhode Island      1
      South Carolina    5
      Tennessee         9
      Texas             39
      Utah              3
      Virginia          6
      Washington        8
            Subtotal    404


      Canadian          Number of Stores
      Provinces         in Province

      Ontario           11
      British Columbia  4
      Alberta           4
            Subtotal    19
        TOTAL           423


       At fiscal year end, Home Depot had stores located in 31 states, with 50 percent of the U.S. stores being concentrated in California, Georgia, Texas and Florida. Although new store openings for fiscal 1995 occurred primarily in existing markets, the Company continued its geographic expansion by opening stores in a number of new markets -- Birmingham, Alabama; Denver, Colorado; Macon, Georgia; Quincy, Illinois; Waterloo, Iowa; Lafayette, Louisiana; Grand Rapids, Michigan; Saginaw, Michigan; Rochester, New York; Fayetteville, North Carolina; Hickory, North Carolina and Harrisburg, Pennsylvania.

      The Midwest division is expected to be one of the fastest growing divisions for the next several years. Approximately 17 new stores are scheduled for 1996, and by the end of 1998, the Company expects approximately 112 stores to be open in that division.

      The Home Depot Canada commenced operations in fiscal 1994 with seven stores previously operated by Aikenhead's. The Home Depot Canada opened an additional five stores during fiscal 1994 and seven stores during fiscal 1995. Approximately five additional new stores are planned for a total of 24 by the end of fiscal 1996.

      From the end of fiscal 1990 to the end of fiscal 1995, the Company increased its store count by an average of approximately 24 percent per year (from 145 to 423 stores) and increased the total store square footage by an average of approximately 27 percent per year (from 13,278,000 to 44,356,000 total square feet). Home Depot expects to continue to increase its store count in both existing and selected new markets on a basis consistent with its current policy of not exceeding a maximum growth rate of new stores of approximately 22 percent per year. During fiscal 1995, the Company opened 83 new stores and relocated five existing stores, including the opening of 20 additional stores in the Northeast division, 22 in the Southeast division, 16 in the Midwest division, 16 in the Western division, two in the EXPO division and seven stores in Canada. During fiscal 1996, the Company anticipates opening approximately 90 to 95 new stores: with at least 25 in the Southeast, 29 in the Northeast, 14 in the West, 17 in the Midwest, five in Canada, plus relocations of six existing stores. New stores average approximately 105,000 square feet with an additional 15,000 to 28,000 square feet of outside selling and storage area.

      Of the Company's 423 stores, 71 percent are owned (including those owned subject to a ground lease) consisting of approximately 31,769,000 square feet and 29 percent are leased consisting of approximately 12,587,000 square feet. In recent years, the relative percentage of new stores which are owned has increased. The Company prefers to own stores because of the greater operating control and flexibility, generally lower occupancy costs and certain other economic advantages of owned stores. See "Management's Discussion and Analysis of Results of Operations and Financial Condition--Liquidity and Capital Resources."

      The Company's executive, corporate staff and accounting offices occupy approximately 677,000 square feet of leased and owned space in several locations in Atlanta, Georgia. The Company has acquired additional land in Atlanta, Georgia and has commenced construction of replacement office facilities. The new office facilities will be completed in stages generally to coincide with the end of various lease terms and space requirements. In addition, the Company occupies an aggregate of 286,000 square feet, of which 77,600 square feet is owned and 208,000 square feet is leased, for divisional store support centers located in Atlanta, Georgia; Fullerton, California;
South Plainfield, New Jersey; Schaumburg, Illinois; Tampa, Florida; and Scarborough, Ontario, Canada.

      The Company utilizes 2,493,000 square feet of warehousing and distribution space of which 188,000 is owned and 2,305,000 is leased. The Company has commenced construction on an approximate 1.4 million square foot facility in Savannah, Georgia, for an import distribution facility. Imported products will be staged in the distribution center pending shipment to the stores.

Item 3.  LEGAL PROCEEDINGS

      The Company is a defendant in a consolidated class action lawsuit (Butler et al. v. Home Depot, Inc. and Frank, et al. v. Home Depot, Inc., Case Nos. 94-4335SI and 95-2182SI, respectively, pending in U.S. Dist. Ct., N.D. Cal.) claiming gender discrimination in the Company's Western Division. The action seeks injunctive and declaratory relief and damages. Discovery is in its early stages. While the ultimate results of this litigation cannot be determined, management does not expect that the resolution of this proceeding will have a material adverse effect on the consolidated financial position or the results of operations of the Company.

      The Company has other litigation arising from the normal course of business. In management's opinion, this litigation will not materially effect the Company's consolidated financial position or the results of operations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 28, 1996.

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

                                                                Cash
                                  Price Range                   Dividends
                                Low         High                Declared

Fiscal Year 1994
  First Quarter ended May 1, 1994         $37.13      $44.63      $.03
  Second Quarter ended July 31, 1994      39.63       46.38        .04
  Third Quarter ended October 30, 1994    39.75       46.25        .04
  Fourth Quarter ended January 29, 1995   44.13       48.25        .04

Fiscal Year 1995
  First Quarter ended April 30, 1995      $40.25      $50.00      $.04
  Second Quarter ended July 30, 1995      38.625      45.25        .05
  Third Quarter ended October 29, 1995    36.625      44.875       .05
  Fourth Quarter ended January 28, 1996   37.125      48.00        .05

Fiscal Year 1996
  First Quarter (through March 22, 1996)  $44.25      $50.375     $.05

 ____________________________


      The Company paid its first cash dividend on June 22, 1987, and has since paid dividends in each quarter. Future dividend policy will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors.

Number of Record Holders

      The number of record holders of Home Depot's Common Stock as of March 22, 1996 was 66,025 (without including individual participants in nominee security position listings).

Item 6.  SELECTED FINANCIAL DATA

      Reference is made to information for the fiscal years 1991-1995 under the heading "Ten Year Selected Financial and Operating Highlights" contained in the Company's Annual Report to Stockholders for the fiscal year ended January 28, 1996, which information is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      Reference is made to information under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" contained in the Company's Annual

Report to Stockholders for the fiscal year ended January 28, 1996, which information is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Reference is made to information under the headings "Consolidated Statements of Earnings," "Consolidated Balance Sheets," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and "Independent Auditors' Report" contained in the Company's Annual Report to Stockholders for the fiscal year ended January 28, 1996, which information is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None


                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by Item 10 is incorporated by reference from the information in Registrant's proxy statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Stockholders to be held May 29, 1996, except as to biographical information on Executive Officers which is contained in Item I of this Annual Report on Form 10-K.

Item 11. EXECUTIVE COMPENSATION

      The information required by Item 11 is incorporated by reference from the information in Registrant's proxy statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Stockholders to be held May 29, 1996.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by Item 12 is incorporated by reference from the information in Registrant's proxy statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Stockholders to be held May 29, 1996.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Item 13 is incorporated by reference from the information in Registrant's proxy statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Stockholders to be held May 29, 1996.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)  1.  Financial Statements

      The following financial statements are incorporated by reference from pages 17 through 30 of the Registrant's Annual Report to Stockholders for the fiscal year ended January 28, 1996, as provided in Item 8 hereof:

      - Consolidated Statements of Earnings for the fiscal years ended January 28, 1996, January 29, 1995 and January 30, 1994.

      -     Consolidated Balance Sheets as of January 28, 1996 and January 29,
1995.

      - Consolidated Statements of Stockholders' Equity for the fiscal years ended January 28, 1996, January 29, 1995 and January 30, 1994.

      - Consolidated Statements of Cash Flows for the fiscal years ended January 28, 1996, January 29, 1995 and January 30, 1994.

      -     Notes to Consolidated Financial Statements.

      -     Independent Auditors' Report.

            2.  Financial Statement Schedules

      All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

      (b)   Reports on Form 8-K

      There were no reports on Form 8-K filed during the last quarter of the fiscal year ended January 28, 1996.

      (c)  Exhibits

      Exhibits marked with an asterisk (*) are hereby incorporated by refer-ence to exhibits or appendices previously filed by the Registrant as indicated in brackets following the description of the exhibit.

      *3.l Restated Certificate of Incorporation of The Home Depot, Inc., as amended. [Form 10-K for the fiscal year ended January 29, 1995,
            Exhibit 3.1]

      3.2   By-Laws, as amended.

      4.1 $800,000,000 Credit Agreement dated as of December 20, 1995 among The Home Depot, Inc., the Banks Listed Therein and Wachovia Bank of Georgia, N.A., as Agent (without exhibits).

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

      *10.8 +The Home Depot ESOP Restoration Plan. [Form 10-K for the fiscal year ended January 29, 1995, Exhibit 10.8]

      11    Computation of Earnings Per Common and Common Equivalent Share.

      13 The Registrant's Annual Report to Stockholders for the fiscal year ended January 28, 1996. Only those portions of said report which are specifically designated in this Form 10-K as being incorporated by reference are being electronically filed pursuant to the Securities Exchange Act of 1934.

      21    List of Subsidiaries of the Registrant.

      23    Consent of Independent Auditors.

      24 Special Powers of Attorney authorizing execution of this Form 10-K Annual Report have been granted and are filed herewith as follows:

            Power of Attorney from Frank Borman.

            Power of Attorney from Johnnetta B. Cole.

            Power of Attorney from Berry R. Cox.

            Power of Attorney from Milledge A. Hart, III.

            Power of Attorney from James W. Inglis.

            Power of Attorney from Donald R. Keough.

            Power of Attorney from Kenneth G. Langone.

            Power of Attorney from M. Faye Wilson.

      27    Financial Data Schedule. [Filed electronically with SEC only]


+Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, The Home Depot, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Atlanta, and State of Georgia on this 31st day of March, 1996.

                              THE HOME DEPOT, INC.



                              By:  /s/ Bernard Marcus

                                   (Bernard Marcus, Chairman of the Board,
                                   Chief Executive Officer and Secretary)


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, The Home Depot, Inc., and in the capacities and on the dates indicated.


      Signature                     Title                        Date



 /s/ Bernard Marcus           Chairman of the Board, Chief       March 31, 1996
 (Bernard Marcus)             Executive Officer and Secretary
                              (Principal Executive Officer)


 /s/ Arthur M. Blank          President, Chief Operating         March 31, 1996
 (Arthur M. Blank)            Officer and Director



 /s/ Ronald M. Brill          Executive Vice President,          March 31, 1996
 (Ronald M. Brill)            Chief Administrative Officer,
                              Assistant Secretary and Director

      *
                              Director                           March 31, 1996
(Frank Borman)

       Signature              Title                              Date


      *
                              Director                           March 31, 1996
(Johnnetta B. Cole)

      *
                              Director                           March 31, 1996
(Berry R. Cox)


/s/Marshall L. Day            Senior Vice President-             March 31, 1996
(Marshall L. Day)             Chief Financial Officer
                              (Principal Financial and
                              Accounting Officer)
      *
                              Director                           March 31, 1996
(Milledge A. Hart, III)

      *
                              Executive Vice President           March 31, 1996
(James W. Inglis)             and Director

      *
                              Director                           March 31, 1996
(Donald R. Keough)

      *
                              Director                           March 31, 1996
(Kenneth G. Langone)

      *
                              Director                           March 31, 1996
(M. Faye Wilson)


* The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-indicated directors of the Registrant pursuant to powers of attorney, executed on behalf of each such director.

                                    By: /s/ Bernard Marcus
                                        (Bernard Marcus, Attorney-in-fact)

                                        EXHIBIT INDEX

3.2   By-laws, as amended.

4.1 $800,000,000 Credit Agreement dated as of December 20, 1995 among The Home Depot, Inc., the Banks Listed Therein and Wachovia Bank of Georgia, N.A., as Agent (without exhibits).

10.4  Senior Officers' Bonus Pool Plan, as amended.

11    Computation of Earnings Per Common and Common Equivalent Share.

13 The Registrant's Annual Report to Stockholders for the fiscal year ended January 28, 1996. Only those portions of said report which are specifically designated in this Form 10-K as being incorporated by reference are being electronically filed pursuant to the Securities Exchange Act of 1934.

21    List of Subsidiaries of the Registrant.

23    Consent of Independent Auditors.

24 Special Powers of Attorney authorizing execution of this Form 10-K Annual Report have been granted and are filed herewith as follows:

      Power of Attorney from Frank Borman.

      Power of Attorney from Johnnetta B. Cole.

      Power of Attorney from Berry R. Cox.

      Power of Attorney from Milledge A. Hart, III.

      Power of Attorney from James W. Inglis.

      Power of Attorney from Donald R. Keough.

      Power of Attorney from Kenneth G. Langone.

      Power of Attorney from M. Faye Wilson.

27    Financial Data Schedule.  [Filed Electronically with S.E.C. Only]