Form 10-Q
period 1996-04-28
HOME DEPOT INC
filed 1996-05-30
CIK 354950

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-Q
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 1996

                                - OR -
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number   1-8207

                         THE HOME DEPOT, INC.

        (Exact name of registrant as specified in its charter)

     Delaware                                95-3261426

(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)               Identification Number)

2727 Paces Ferry Road         Atlanta, Georgia         30339-4089

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

        $0.05 par value 478,834,000 Shares, as of May 16, 1996

                THE HOME DEPOT, INC. AND SUBSIDIARIES

                          INDEX TO FORM 10-Q

                            APRIL 28, 1996

                                                                  Page
Part I.  Financial Information:

     Item 1.  Financial Statements
     CONSOLIDATED STATEMENTS OF EARNINGS -
          Three-Month Periods
          Ended April 28, 1996 and April 30, 1995. . . . . . . . . . 3

     CONSOLIDATED CONDENSED BALANCE SHEETS -
          As of April 28, 1996 and January 28, 1996. . . . . . . . . 4

     CONSOLIDATED STATEMENTS OF CASH FLOWS -
          Three-Month Periods
          Ended April 28, 1996 and April 30, 1995. . . . . . . . . . 5

     NOTES TO CONSOLIDATED CONDENSED
        FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . 6

     Item 2.  Management's Discussion and Analysis of Results
     of Operations and Financial Condition . . . . . . . . . . . 7 - 9

Part II.  Other Information:

     Item 4.  Submission of Matters to a Vote of Security Holders. .10

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . .10

     Signature Page. . . . . . . . . . . . . . . . . . . . . . . . .11

     Index to Exhibits . . . . . . . . . . . . . . . . . . . . . . .12

                PART I.  FINANCIAL INFORMATION

                     THE HOME DEPOT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                  (Unaudited)

(In Thousands, Except Per Share Data)
                                                Three Months Ended
                                           April 28,           April 30,
                                             1996                 1995
                                        ------------        ------------

Net Sales                               $  4,362,215        $  3,568,962
Cost of Merchandise Sold                   3,142,285           2,571,441
                                           ---------           ---------
      Gross Profit                         1,219,930             997,521

Operating Expenses:
   Selling and Store Operating               816,009             665,977
   Pre-Opening                                12,859              12,535
   General and Administrative                 72,100              64,856
                                           ---------           ---------
      Total Operating Expenses               900,968             743,368
                                           ---------           ---------
      Operating Income                       318,962             254,153

Interest Income (Expense):
   Interest and Investment Income              4,126               4,200
   Interest Expense                           (2,329)             (2,238)
                                           ---------           ---------
      Interest, Net                            1,797               1,962
                                           ---------           ---------
      Earnings Before Income Taxes           320,759             256,115

Income Taxes                                 125,740              98,350
                                           ---------           ---------
     Net Earnings                       $    195,019        $    157,765
                                           =========           =========
Earnings Per Common and
 Common Equivalent Share                $       0.41        $       0.34
                                           =========           =========
Dividends Per Share                     $       0.05        $       0.04
                                           =========           =========
Weighted Average Number of
 Common and Common Equivalent Shares         480,187             477,320
                                           =========           =========

See accompanying notes to consolidated condensed financial statements.

                     THE HOME DEPOT, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                  (Unaudited)

(In Thousands, Except Share Data)
                                                  April 28,       January 28,
                                                    1996               1995
ASSETS                                           ----------       -----------
- - ------
Current Assets:
   Cash and Cash Equivalents                 $     48,172        $     53,269
   Short-Term Investments                          27,958              54,756
   Receivables, Net                               270,647             325,384
   Merchandise Inventories                      2,530,332           2,180,318
   Other Current Assets                            63,315              58,242
                                                ---------           ---------
      Total Current Assets                      2,940,424           2,671,969

Plant and Equipment, at cost                    5,220,928           4,968,895
Less:  Accumulated Depreciation
        and Amortization                         (553,698)           (507,871)
                                                ---------           ---------
    Net Property and Equipment                  4,667,230           4,461,024

Long-Term Investments                              13,831              25,436
Notes Receivable                                   59,110              54,715
Cost in Excess of the Fair Value
 of Net Assets Acquired                            87,658              87,238
Other                                              61,121              53,651
                                                ---------           ---------
                                              $ 7,829,374         $ 7,354,033
                                                =========           =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts Payable                           $ 1,232,048         $   824,808
   Accrued Salaries and Related Expenses          197,273             198,208
   Sales Taxes Payable                            154,871             113,066
   Other Accrued Expenses                         328,812             242,859
   Income Taxes Payable                           143,342              35,214
   Current Installments of Long-Term Debt           2,188               2,327
                                                ---------           ---------
      Total Current Liabilities                 2,058,534           1,416,482

Long-Term Debt, excluding current installments    297,834             720,080
Other Long-Term Liabilities                       140,680             115,917
Deferred Income Taxes                              37,923              37,225
Minority Interest                                  84,592              76,563

Stockholders' Equity:
  Common Stock, par value $0.05.  Authorized:
   1,000,000,000 shares; issued and outstanding
   - 478,684,000 shares at April 28, 1996 and
   477,106,000 shares at January 28, 1996          23,933              23,855
  Paid -in Capital                              2,453,789           2,407,815
  Retained Earnings                             2,750,184           2,579,059
  Cumulative Translation Adjustments               (1,335)             (6,131)
  Unrealized Loss on Investments, Net                 (41)                (47)
                                                ---------           ---------
                                                5,226,530           5,004,551

  Less:  Notes Receivable from ESOP                16,226              16,539
         Shares Held in Employee Benefit Trust        493                 246
                                                ---------           ---------
      Total Stockholders' Equity                5,209,811           4,987,766
                                                ---------           ---------
                                               $7,829,374         $ 7,354,033
                                                =========           =========

See accompanying notes to consolidated condensed financial statements.

                     THE HOME DEPOT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

(In Thousands)                                      Three Months Ended
                                            April 28, 1996    April 30, 1995
                                            --------------    --------------
Cash Provided from Operations:
Net Earnings                                    $  195,019      $  157,765
Reconciliation of Net Earnings to
Net Cash Provided by Operations:
      Depreciation and Amortization                 52,973          39,313
      Increase in Receivables, Net                  49,213          40,119
      Increase in Merchandise Inventories         (348,348)       (243,521)
      Increase in Accounts Payable and
       Accrued Expenses                            556,022         388,753
      Increase in Income Taxes Payable             111,786          90,179
      Other                                          8,370          11,778
                                                  --------        --------
       Net Cash Provided by Operation              625,035         484,386
                                                  --------        --------

Cash Flows From Investing Activities:
Capital Expenditures                              (279,083)       (347,345)
Proceeds from Sales of Property and Equipment        5,396          10,145
Sales and Maturities of Short-Term
 Investments, Net                                   38,408           4,773
Purchase of Long-Term Investments                      ---          (6,912)
Proceeds from Maturities of Long-Term
 Investments                                           ---           1,882
Advances Secured by Real Estate, Net                 2,051         (14,411)
                                                  --------        --------
      Net Cash Used in Investing Activities       (233,228)       (351,868)
                                                  --------        --------

Cash Flows From Financing Activities:
Repayments of Commercial Paper Obligations        (421,570)        (90,000)
Repayments of Notes Receivable from ESOP               313             201
Principal Repayments of Long-Term Debt                (823)           (522)
Proceeds from Sale of Common Stock, Net             42,499          14,664
Shares Purchased for Employee Benefit Trust           (247)           (246)
Cash Dividends Paid to Stockholders                (23,894)        (18,282)
Minority Interest Contributions to Partnership       6,847           9,171
                                                  --------        --------
      Net Cash Provided by Financing Activities   (396,875)        (85,014)
                                                  --------        --------

Effect of Exchange Rate Changes on Cash                (29)             17
Increase (Decrease) in Cash and Cash Equivalents     5,097          47,521
Cash and Cash Equivalents at Beginning of Period    53,269           1,154
                                                  --------        --------
Cash and Cash Equivalents at End of Period      $   48,172      $   48,675
                                                  ========        ========

See accompanying notes to consolidated condensed financial statements.

                     THE HOME DEPOT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                (Unaudited)

1.   Summary of Significant Accounting Policies:

     Basis of Presentation - The accompanying consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January
     28, 1996, as filed with the Securities and Exchange Commission (File No. 1-8207).

                   THE HOME DEPOT, INC. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The data below reflect selected sales data, the percentage relationship between sales and major categories in the Consolidated Statements of Earnings and the percentage change in the dollar amounts of each of the items.

                                                                  Percentage
                                                              Increase(Decrease)
                                        Three Months Ended     in Dollar Amounts
                                       April 28,     April 30,        Three
                                          1996          1995          Months
                                      -----------   ---------- ----------------

Selected Consolidated
 Statements of Earnings Data
Net Sales                                100.0%          100.0%        22.2%
Gross Profit                              28.0            27.9         22.3
Operating Expenses:
   Selling and Store Operating            18.7             18.7         22.5
   Pre-Opening                             0.3              0.3          2.6
   General and Administrative              1.7              1.8         11.2
                                          ----             ----
      Total Operating Expenses            20.7             20.8         21.2

      Operating Income                     7.3              7.1         25.5
Interest Income (Expense):
   Interest and Investment Income          0.1              0.1         (1.8)
   Interest Expense                          -                -          4.1
                                          ----             ----
      Interest, Net                        0.1              0.1         (8.4)

      Earnings Before Income Taxes         7.4              7.2         25.2

Income Taxes                               2.9              2.8         27.8
                                          ----             ----
      Net Earnings                         4.5%             4.4%        23.6

Selected Consolidated Sales Data

Number of Transactions             104,209,000       84,624,000         23.1

Average Amount of
 Sale Per Transaction             $      41.86      $     42.17         (0.7)

Weighted Average
 Weekly Sales Per
 Operating Store                  $    782,000      $   791,000         (1.1)

Weighted Average
Sales Per Square Foot             $        387      $       396         (2.3)

                    THE HOME DEPOT, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                 (CONTINUED)

RESULTS OF OPERATIONS

Sales for the first quarter of fiscal 1996 increased 22% to $4,362,215,000 compared to attributable to new stores (441 at the end of the first quarter of fiscal 1996 compared to 359 at the end of the first quarter of fiscal 1995) and a comparable store-for-store sales increase of 3%.

Gross profit as a percent of sales was 28.0% for the first quarter of fiscal 1996 compared to 27.9% for the comparable period of fiscal 1995. The gross profit increase as a percent of sales resulted primarily from delays and changes in merchandise mix resulting from late Spring weather in many markets.

Operating expenses as a percent of sales decreased to 20.7% for the first quarter of fiscal 1996 compared to 20.8% for the first quarter of fiscal 1995. Selling and store operating expenses as a percent of sales were 18.7% for both the first quarter of fiscal 1996 and fiscal 1995. Pre-opening expenses as a percent of sales were 0.3% for both the first quarter of fiscal 1996 and fiscal 1995. General and administrative expenses as a percent of sales were 1.7% for the first quarter of fiscal 1996 compared to 1.8% for the first quarter of fiscal 1995. This decrease as a percent of sales was due to the Company's continuing focus on controlling costs.

Interest income as a percent of sales was 0.1% for both the first quarter of fiscal 1996 and fiscal 1995. Interest expense as a percent of sales was 0% for both the first quarter of fiscal 1996 and fiscal 1995.

The Company s combined Federal and state effective income tax rate increased to 39.2% for the first quarter of fiscal 1996 from 38.4% for the comparable period of fiscal 1995. In the fourth quarter of fiscal 1995, the Company's combined Federal and state effective income tax rate was adjusted to 38.8% for the fiscal year. The increase in the rate for the first quarter of fiscal 1996 was due to a higher effective state tax rate.

Net earnings as a percent of sales increased to 4.5% for the first quarter of fiscal 1996 compared to 4.4% for the same period of fiscal 1995. This increase was attributable to higher gross profits and lower operating expenses partially offset by a higher effective income tax rate, as described above.

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

During the first three months of fiscal 1996, the Company opened 18 stores and relocated four existing stores. During the remainder of fiscal 1996, the Company plans to open approximately 72 additional new stores and relocate three existing stores. Of the planned 90 new stores and seven relocations, it is expected that 76 will be owned and 21 will be leased. The Company currently plans to open approximately 123 new stores, including relocations, during fiscal 1997. Although some of these locations will be leased directly, it is expected that many may be obtained through the purchase of pre-existing leasehold interests, the acquisition of land parcels and the construction or
purchase of buildings during fiscal 1996.   While the cost of new stores to be
constructed and owned by the Company varies widely, principally due to land costs, new store costs (including land, building and fixtures) are currently estimated to average approximately $13,600,000 per location. The Company may purchase leasehold interests at varying amounts depending upon the value of such properties. The cost to remodel (including leasehold interests) and fixture stores to be leased is expected to average approximately $4,000,000 per store. In addition, each new store will require approximately $2,800,000 to finance inventories, net of vendor financing.

As of April 28, 1996, the Company had $89,961,000 in cash and short-term investments and $13,831,000 in long-term investments. Management believes that its current cash position, the proceeds from short-term and long-term investments, internally generated funds, its commercial paper program, and/or the ability to obtain alternate sources of financing should enable the Company to complete its capital expenditure programs, including store expansion and renovation, through the next several fiscal years.

IMPACT OF INFLATION AND CHANGING PRICES

Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe inflation has had a material effect on sales or results of operations.

                        PART II. OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

     During the first quarter of fiscal 1996, no matters were submitted to a vote of security holders.

Item 6.   Exhibits and Reports on Form 8-K

     (a)     Exhibits

               11.1 Computation of Earnings per Common and Common Equivalent
                    Share
               27. Financial Data Schedule (only submitted to SEC in electronic format)


     (b)     Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended April 28, 1996.

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



                                                  THE HOME DEPOT, INC.
                                                      (Registrant)



                                            By:   /s/ Arthur M. Blank
                                                   Arthur M. Blank
                                                   President





                                                  /s/ Marshall L. Day
                                                  Marshall L. Day
                                                  Senior Vice President
                                                  Chief Financial Officer


 5/28/96
 (Date)

                   THE HOME DEPOT, INC. AND SUBSIDIARIES

                            INDEX TO EXHIBITS




Exhibit   Description

11.1      Computation of Earnings per Common and Common Equivalent Share


27        Financial Data Schedule