Form 10-Q
period 1996-07-28
HOME DEPOT INC
filed 1996-08-27
CIK 354950

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-Q
(Mark One)
x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  July 28, 1996

                                  - OR -
__   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

         $.05 par value 479,107,754 Shares, as of August 15, 1996

                  THE HOME DEPOT, INC. AND SUBSIDIARIES

                            INDEX TO FORM 10-Q

                              JULY 28, 1996

                                                                       Page
Part I.  Financial Information:

     Item 1.  Financial Statements
     CONSOLIDATED STATEMENTS OF EARNINGS -
          Three-Month and Six-Month Periods
          Ended July 28, 1996 and July 30, 1995                           3

     CONSOLIDATED CONDENSED BALANCE SHEETS -
          As of July 28, 1996 and January 28, 1996                        4

     CONSOLIDATED STATEMENTS OF CASH FLOWS -
          Six-Month Periods
          Ended July 28, 1996 and July 30, 1995                           5

     NOTES TO CONSOLIDATED CONDENSED
        FINANCIAL STATEMENTS                                              6

     Item 2.  Management's Discussion and Analysis of Results
     of Operations and Financial Condition                           7 - 10

Part II.  Other Information:

     Item 4.  Submission of Matters to a Vote of Security Holders        11

     Item 6.  Exhibits and Reports on Form 8-K                           11

     Signature Page                                                      12

     Index to Exhibits                                                   13


                 PART I.  FINANCIAL INFORMATION

              THE HOME DEPOT, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF EARNINGS

                           (Unaudited)

              (In Thousands, Except Per Share Data)

                             Three Months Ended         Six Months Ended
                            July 28,    July 30,        July 28, July 30,
                               1996        1995            1996      1995

Net Sales                  $ 5,292,917 $ 4,151,722   $ 9,655,132 $ 7,720,684
Cost of Merchandise Sold     3,856,022   3,028,676     6,998,307   5,600,117
 Gross Profit                1,436,895   1,123,046     2,656,825   2,120,567

Operating Expenses:
 Selling and Store Operating   904,708     699,700     1,720,717   1,365,677
 Pre-Opening                    10,143      13,485        23,002      26,020
 General and Administrative     80,108      67,703       152,208     132,559
  Total Operating Expenses     994,959     780,888     1,895,927   1,524,256

  Operating Income             441,936     342,158       760,898     596,311

Interest Income (Expense):
 Interest and Investment
  Income                         2,833       4,655         6,959       8,855
 Interest Expense                 (405)     (1,216)       (2,734)     (3,454)
  Interest, Net                  2,428       3,439         4,225       5,401

  Earnings Before Income
   Taxes                       444,364     345,597       765,123     601,712

Income Taxes                   174,190     132,710       299,930     231,060

  Net Earnings             $   270,174 $   212,887   $   465,193 $   370,652

Earnings Per Common and
 Common Equivalent Share   $      0.56 $      0.45   $      0.97 $      0.78

Dividends Per Share        $      0.06 $      0.05   $      0.11 $      0.09

Weighted Average Number of
 Common and Common
 Equivalent Shares             482,446     477,737       481,384     477,424


See accompanying notes to consolidated condensed financial statements.

              THE HOME DEPOT INC. AND SUBSIDIARIES

              CONSOLIDATED CONDENSED BALANCE SHEETS

                           (Unaudited)
              (In Thousands, Except Share Data)

                                                    July 28,     January 28,
ASSETS                                                 1996            1996

Current Assets:
 Cash and Cash Equivalents                    $      33,224   $      53,269
 Short-Term Investments                                 233          54,756
 Receivables, Net                                   305,370         325,384
 Merchandise Inventories                          2,516,349       2,180,318
 Other Current Assets                                60,842          58,242
  Total Current Assets                            2,916,018       2,671,969

 Property and Equipment, at cost                  5,475,113       4,968,895
 Less: Accumulated Depreciation and
       Amortization                                (605,918)       (507,871)
  Net Property and Equipment                      4,869,195       4,461,024

 Long-Term Investments                               13,831          25,436
 Notes Receivable                                    51,955          54,715
 Cost in Excess of the Fair Value of
  Net Assets Acquired                                86,416          87,238
 Other                                               60,137          53,651
                                              $   7,997,552   $   7,354,033

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts Payable                            $    1,229,334   $     824,808
 Accrued Salaries and Related Expenses              233,502         198,208
 Sales Taxes Payable                                144,453         113,066
 Other Accrued Expenses                             289,306         242,859
 Income Taxes Payable                                77,311          35,214
 Current Installments of Long-Term Debt               2,148           2,327
  Total Current Liabilities                       1,976,054       1,416,482

Long-Term Debt, excluding current installments      275,389         720,080
Other Long-Term Liabilities                         147,911         115,917
Deferred Income Taxes                                42,470          37,225
Minority Interest                                    87,176          76,563

Stockholders' Equity:
 Common Stock, par value $0.05.
 Authorized: 1,000,000,000 shares; issued
 and outstanding - 479,056,000 shares at 7/28/96
 and 477,106,000 shares at 1/28/96                   23,953          23,855
 Paid-In Capital                                  2,469,148       2,407,815
 Retained Earnings                                2,991,621       2,579,059
 Cumulative Translation Adjustments                  (4,745)         (6,131)
 Unrealized Loss on Investments, Net                    (42)            (47)
                                                  5,479,935       5,004,551

 Less:   Notes Receivable from ESOP                  10,890          16,539
         Shares Held in Employee Benefit Trust          493             246

  Total Stockholders' Equity                      5,468,552       4,987,766

                                         $        7,997,552  $    7,354,033

See accompanying notes to consolidated condensed financial statements.

              THE HOME DEPOT, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (Unaudited)

(In Thousands)                                               Six Months Ended

                                               July 28, 1996    July 30, 1995
Cash Provided from Operations:
Net Earnings                                    $    465,193     $    370,652

Reconciliation of Net Earnings to Net Cash
 Provided by Operations:
  Depreciation and Amortization                      109,332           82,494
  Deferred Income Tax Expense                          5,239            5,572
  Decrease (Increase) in Receivables, Net             10,459           (8,565)
  Increase in Merchandise Inventories               (335,628)        (265,748)
  Increase in Accounts Payable and
   Accrued Expenses                                  545,634          486,355
  Increase in Income Taxes Payable                    47,932           49,486
  Other                                               13,586           20,742
     Net Cash Provided by Operations                 861,747          740,988

Cash Flows From Investing Activities:
Capital Expenditures                                (532,354)        (665,433)
Proceeds from Sales of Property and Equipment          9,709           14,433
Sales and Maturities of Short-Term
 Investments, Net                                     66,132           16,777
Proceeds from Maturities of Long-Term Investments          0            4,688
Proceeds from Sales of Long-Term Investments               0            3,885
Advances Secured by Real Estate, Net                  11,489          (13,567)
     Net Cash Used in Investing Activities          (445,024)        (639,217)

Cash Flows From Financing Activities:
Repayments of Commercial Paper Obligations, Net     (454,000)        (100,000)
Cash Received from ESOP                                5,649              430
Principal Repayments of Long-Term Debt                (1,357)          (1,728)
Proceeds from Sale of Common Stock, Net               55,637           43,268
Shares Purchased for Employee Benefit Trust             (247)            (246)
Cash Dividends Paid to Stockholders                  (52,631)         (42,089)
Minority Interest Contributions to Partnership        10,289           16,374
     Net Cash Used in Financing Activities          (436,660)         (83,991)

Effect of Exchange Rate Changes on Cash                 (108)               8
(Decrease) Increase in Cash and Cash Equivalents     (20,045)          17,788
Cash and Cash Equivalents at Beginning of Period      53,269            1,154
Cash and Cash Equivalents at End of Period      $     33,224      $    18,942

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

              THE HOME DEPOT, INC. AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The  data  below  reflects selected sales  data,  the  percentage
relationship   between  sales  and  major   categories   in   the
Consolidated Statements of Earnings, and the percentage change in the dollar amounts of each of the items.

                                                            Percentage Increase
                                                                (Decrease) in
                        Three Months Ended   Six Months Ended   Dollar Amounts
                       July 28,  July 30,   July 28,   July 30,   Three   Six
                          1996      1995       1996       1995    Months  Months
Selected Consolidated
Statements of Earnings Data

Net Sales               100.0%      100.0%       100.0%       100.0% 27.5% 25.1%

Gross Profit             27.1        27.0         27.5         27.5  27.9  25.3

Operating
 Expenses:
 Selling and
  Store
  Operating              17.1        16.9         17.8         17.7  29.3  26.0
 Pre-Opening              0.2         0.3          0.2          0.3 (24.8)(11.6)
 General and
  Administrative          1.5         1.6          1.6          1.7  18.3  14.8

  Total Operating
   Expenses              18.8        18.8         19.6         19.7  27.4  24.4

  Operating Income        8.3         8.2          7.9          7.7  29.2  27.6

Interest Income
 (Expense):
 Interest and
  Investment
   Income                 0.1         0.1          0.1          0.1 (39.1)(21.4)
 Interest Expense         ---         ---         (0.1)         --- (66.7)(20.8)

  Interest, Net           0.1         0.1          0.0          0.1 (29.4)(21.8)

  Earnings Before
   Income Taxes           8.4         8.3          7.9          7.8  28.6  27.2

Income Taxes              3.3         3.2          3.1          3.0  31.3  29.8
  Net Earnings            5.1%        5.1%         4.8%         4.8% 26.9  25.5

Selected
Consolidated
Sales Data

Number of
 Transactions     124,840,000  98,624,000  229,048,000  183,248,000  26.6  25.0

Average Amount of
Sale Per
Transaction    $        42.40 $      42.10 $      42.15 $      42.13   0.7   0.0

Weighted Average
Weekly Sales Per
Operating
Store          $     911,000  $   871,000 $    848,000 $    832,000   4.6   1.9

Weighted Average
Sales Per
Square Foot    $         450 $        433 $        419 $        414   3.9   1.2

                  THE HOME DEPOT, INC. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                               (CONTINUED)


RESULTS OF OPERATIONS

Sales for the second quarter of fiscal 1996 increased 27% to $5,292,917,000 compared to sales of $4,151,722,000 for the second quarter of fiscal 1995. For the first six months of fiscal 1996, sales increased 25% to $9,655,132,000 from sales of $7,720,684,000 for the comparable period in fiscal 1995. The sales increase for both periods was primarily attributable to new stores (456 at the end of the second quarter of fiscal 1996 compared to 379 at the end of the second quarter of fiscal 1995) and a comparable store-for-store sales increase of 9% and 6% for the second quarter and first six months of fiscal 1996, respectively. For the second quarter, management believes a portion of the sales increase was also due to pent-up demand resulting from a late start to the spring season.

Gross profit as a percent of sales was 27.1% for the second quarter of fiscal 1996 compared to 27.0% for the comparable period of fiscal 1995. The increase for the quarter was primarily attributable to, among other things, changes in merchandise mix and more effective buying practices which reduced the Company's merchandise cost. For the first six months of fiscal 1996, gross profit as a percent of sales was 27.5% compared to 27.5% for the comparable period of fiscal 1995.

Operating expenses as a percent to sales were 18.8% for the second quarters of fiscal 1996 and fiscal 1995. For the first six months of fiscal 1996, operating expenses as a percent of sales were down slightly to 19.6% from 19.7% for the same period of fiscal 1995. Selling and store operating expenses as a percent of sales increased to 17.1% and 17.8% for the second quarter and first six months of fiscal 1996, respectively, from 16.9% and 17.7% for the second quarter and first six months of fiscal 1995, respectively. The increase for the second quarter was attributable to, among other things, one-time expenditures related to the Olympic Games and higher store relocation and remodeling costs resulting primarily from the adoption in fiscal 1996 of certain accounting standards which changed the timing of recognition of these expenses. Additionally, profits increased in the Home Depot Canada partnership resulting in higher minority interest. Pre-opening expenses as a percent to sales decreased to 0.2% for both the second quarter and first six months of fiscal 1996 from 0.3% for the comparable periods of fiscal 1995. These decreases were primarily attributable to the timing of store openings, as many of the Company's fiscal third quarter 1996 store openings are expected to occur the latter part of the quarter and as a result have not yet incurred significant pre-opening expenses. General and administrative expenses as a percent to sales decreased to 1.5% and 1.6% for the second quarter and first six months of fiscal 1996 from 1.6% and 1.7% in the second quarter and first six months of fiscal 1995. These decreases were attributable to higher sales volumes and continued focus on controlling costs.

Net Interest income as a percent to sales increased to 0.1% in the second fiscal quarter of 1996 from 0.0% in the comparable period of 1995 due to higher capitalized interest compared to the prior year. Interest income for the first six months of fiscal 1996 as a percent to sales was 0.1% compared to 0.1% for the first six months of fiscal 1995.

              THE HOME DEPOT, INC. AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                           (CONTINUED)


RESULTS OF OPERATIONS - (Continued)

The Company's combined Federal and state effective income tax rate increased to 39.2% for the second quarter and first six months of fiscal 1996 from 38.4% for the comparable periods of fiscal 1995. In the fourth quarter of fiscal 1995, the Company adjusted its combined Federal and state effective income tax rate to 38.8% for the fiscal year. The increase in the rate for the second quarter and first six months of fiscal 1996 from the adjusted 1995 tax rate was due to a higher effective state tax rate.

Net earnings as a percent of sales were 5.1% and 4.8% for the second quarter and first six months of fiscal 1996, respectively, as well as for the comparable periods of fiscal 1995.

Earnings per share was $0.56 and $0.97 for the second quarter and first six months of fiscal 1996, respectively, compared to $0.45 and $0.78 for the second quarter and first six months of fiscal
1995, respectively.


LIQUIDITY AND CAPITAL RESOURCES

Cash  flow  generated from store operations provides the  Company
with   a   significant  source  of  liquidity.  Additionally,   a
significant portion of the Company's inventory is financed under vendor credit terms.

During the first six months of fiscal 1996, the Company opened 33 stores and relocated 5 stores. The Company currently plans to open approximately 57 new stores and relocate 2 stores during the last six months of fiscal 1996 and open approximately 110 new stores, including relocations, during fiscal 1997. Of the planned 90 new stores and 7 relocations in fiscal 1996, it is expected that 74 will be owned and 23 will be leased.

In June 1996, the Company entered into a $300,000,000 operating lease agreement for the purpose of financing construction costs of new stores. Under the agreement, the lessor will purchase the properties, pay for the construction costs and subsequently lease
the   facilities  to  the  Company.   The  lease   provides   for
substantial residual value guarantees and includes purchase options at original cost on each property. This agreement will
primarily cover new stores planned to open in 1996 and 1997.   In
addition to the leasing agreement, some planned locations for the remainder of fiscal 1996 and 1997 will be leased directly, and it is expected that many may be obtained through the purchase of pre-existing leasehold interests, acquisition of land parcels and the
construction or purchase of buildings during fiscal 1996.   While
the cost of new stores to be constructed and owned by the Company varies widely, principally due to land costs, new store costs (including land, building and fixtures) are currently estimated to average approximately $13,800,000 per location. The Company may purchase leasehold interests at varying amounts depending
upon   the  value  of  such  properties.   The  cost  to  remodel
(including leasehold interests) and fixture stores to  be  leased
is  expected to average approximately $2,300,000 per  store.   In
addition, each new store will require approximately $2,800,000 to finance inventories, net of vendor financing.

              THE HOME DEPOT, INC. AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                           (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES - (Continued)

As of July 28, 1996, the Company had $33,457,000 in cash and short-term investments, and $13,831,000 in long-term investments. Management believes that its current cash position, the proceeds from short-term and long-term investments, internally generated funds, funds available from the $300,000,000 operating lease agreement, its commercial paper program, and/or the ability to obtain alternate sources of financing should enable the Company to complete its capital expenditure programs, including store expansion and renovation, through the next several fiscal years.


IMPACT OF INFLATION AND CHANGING PRICES

Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe inflation has had a material effect on sales or results of operations.

                   PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

        At the Company's Annual Meeting of Stockholders, on May 29, 1996, the stockholders elected the slate of nominees for election as director with votes cast as follows: Mr. Bernard Marcus had 411,214,359 shares for and 4,127,483 shares withheld; Mr. Donald R. Keough had 411,792,197 shares for and 3,549,645 shares withheld; Mr. Kenneth G. Langone had 411,218,076 shares for and 4,123,766 shares withheld; and Mr. John L. Clendenin had 410,794,093 shares for and 4,547,749 shares withheld. There were no abstentions or broker non-votes applicable to the election of directors. The following other directors have terms of office as a director that continued after the meeting: Mr. Arthur M. Blank, Col. Frank Borman, Mr. Ronald M. Brill, Dr. Johnnetta B. Cole, Mr. Berry R. Cox, Mr. Milledge A. Hart, III and Ms. M. Faye Wilson.

        The stockholders adopted a proposal to approve the amendment to the Senior Officers' Bonus Pool Plan with votes cast as follows: 392,660,842 shares for;
        18,645,438  shares against; 4,035,562 shares abstained;
        and 0 broker non-votes.

Item 6.                   Exhibits and Reports on Form 8-K

        (a) Exhibits

           10.  $300,000,000 Operating Lease Agreement between
                Home Depot U.S.A., Inc. and
                Credit Suisse Leasing 92-A

           11.1 Computation of Earnings per Common and Common
                Equivalent Share

           27. Financial Data Schedule (only submitted to SEC in electronic format)

        (b) Reports on Form 8-K

           No reports on Form 8-K were filed during the quarter ended July 28, 1996.

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



                                                  THE HOME DEPOT, INC.

                                                    (Registrant)



                                            By:   /s/ Arthur M. Blank
                                                   Arthur M. Blank
                                                   President





                                                  /s/ Marshall L. Day
                                                  Marshall L. Day
                                                  Senior Vice President
                                                  Chief Financial Officer


   August 26, 1996
       (Date)

                     THE HOME DEPOT, INC. AND SUBSIDIARIES

                             INDEX TO EXHIBITS




Exhibit     Description

 10. $300,000,000 Operating Lease Agreement between Home Depot U.S.A., Inc. and Credit Suisse Leasing 92-A

 11.1       Computation of Earnings per Common and Common Equivalent Share

 27. Financial Data Schedule (only submitted to SEC in electronic format)