Form 10-Q/A
period 1996-07-28
HOME DEPOT INC
filed 1996-09-09
CIK 354950

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

During the first six months of fiscal 1996, the Company opened 33 stores and relocated 5 stores. The Company currently plans to open approximately 57 new stores and relocate 2 stores during the last six months of fiscal 1996 and open approximately 117 new stores, including relocations, during fiscal 1997. Of the planned 90 new stores and 7 relocations in fiscal 1996, it is expected that 74 will be owned and 23 will be leased.

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