Form 10-Q
period 1996-10-27
HOME DEPOT INC
filed 1996-11-22
CIK 354950

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-Q
(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  October 27, 1996

                                  - OR -

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No_

                  APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        $.05 par value 480,328,265 Shares, as of November 14, 1996

                  THE HOME DEPOT, INC. AND SUBSIDIARIES

                            INDEX TO FORM 10-Q

                             October 27, 1996

                                                                        Page
Part I.  Financial Information:

     Item 1.  Financial Statements
     CONSOLIDATED STATEMENTS OF EARNINGS -
          Three-Month and Nine-Month Periods
          Ended October 27, 1996 and October 29, 1995                     3

     CONSOLIDATED CONDENSED BALANCE SHEETS -
          As of October 27, 1996 and January 28, 1996                     4

     CONSOLIDATED STATEMENTS OF CASH FLOWS -
          Nine-Month Periods
          Ended October 27, 1996 and October 29, 1995                     5

     NOTES TO CONSOLIDATED CONDENSED
        FINANCIAL STATEMENTS                                              6

     Item 2.  Management's Discussion and Analysis of Results
     of Operations and Financial Condition                           7 - 10

Part II.  Other Information:

     Item 4.  Submission of Matters to a Vote of Security Holders        11

     Item 6.  Exhibits and Reports on Form 8-K                           11

     Signature Page                                                      12

     Index to Exhibits                                                   13

                      PART I.  FINANCIAL INFORMATION

                   THE HOME DEPOT, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF EARNINGS

                                (Unaudited)

(In Thousands, Except Per Share Data)

                              Three Months Ended      Nine Months Ended

                           October 27, October 29,  October 27,  October 29,
                               1996        1995         1996        1995
Net Sales                   $4,921,831  $3,997,790  $14,576,963  $11,718,474
Cost of Merchandise Sold     3,583,580   2,921,233   10,581,887    8,521,350
  Gross Profit               1,338,251   1,076,557    3,995,076    3,197,124

Operating Expenses:
 Selling and Store Operating   880,635     714,581    2,601,352    2,080,258
 Pre-Opening                    14,638      14,774       37,640       40,794
 General and Administrative     81,889      66,911      234,097      199,470
  Total Operating Expenses     977,162     796,266    2,873,089    2,320,522

  Operating Income             361,089     280,291    1,121,987      876,602

Interest Income (Expense):
 Interest and Investment
   Income                        5,856       4,890       12,815       13,745
 Interest Expense               (2,834)       (318)      (5,568)      (3,772)
  Interest, Net                  3,022       4,572        7,247        9,973

  Earnings Before Income
    Taxes                      364,111     284,863    1,129,234      886,575

Income Taxes                   142,740     109,390      442,670      340,450

  Net Earnings              $  221,371  $  175,473  $   686,564  $   546,125

Earnings Per Common and
 Common Equivalent Share    $     0.46  $     0.37  $      1.42  $      1.15

Dividends Per Share         $     0.06  $     0.05  $      0.17  $      0.14

Weighted Average Number of
  Common and Common
  Equivalent Shares            487,925     477,671      483,577      477,469

See accompanying notes to consolidated condensed financial statements.

                    THE HOME DEPOT INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                (Unaudited)
(In Thousands, Except Share Data)

                                          October 27,    January 28,
                                              1996           1996
ASSETS
Current Assets:
 Cash and Cash Equivalents               $   716,700     $   53,269
 Short-Term Investments                       65,845         54,756
 Receivables, Net                            379,197        325,384
 Merchandise Inventories                   2,657,349      2,180,318
 Other Current Assets                         54,910         58,242
  Total Current Assets                     3,874,001      2,671,969

 Property and Equipment, at cost           5,846,711      4,968,895
 Less: Accumulated Depreciation
   and Amortization                         (659,803)      (507,871)
  Net Property and Equipment               5,186,908      4,461,024

 Long-Term Investments                       136,871         25,436
 Notes Receivable                             39,944         54,715
 Cost in Excess of the Fair Value
   of Net Assets Acquired                     87,308         87,238
 Other                                        56,284         53,651
                                         $ 9,381,316     $7,354,033

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts Payable                        $ 1,356,748     $  824,808
 Accrued Salaries and Related Expenses       238,249        198,208
 Sales Taxes Payable                         159,881        113,066
 Other Accrued Expenses                      325,717        242,859
 Income Taxes Payable                         39,290         35,214
 Current Installments of Long-Term Debt        2,540          2,327
  Total Current Liabilities                2,122,425      1,416,482

Long-Term Debt, excluding
  current installments                     1,247,208        720,080
Other Long-Term Liabilities                  151,649        115,917
Deferred Income Taxes                         55,980         37,225
Minority Interest                             92,065         76,563

Stockholders' Equity:
 Common Stock, par value $0.05.
   Authorized: 1,000,000,000 shares;
   issued and outstanding - 480,205,000
   shares at 10/27/96 and 477,106,000
   shares at 1/28/96                          24,010         23,855
 Paid-In Capital                           2,510,079      2,407,815
 Retained Earnings                         3,184,240      2,579,059
 Cumulative Translation Adjustments            2,671         (6,131)
 Unrealized Loss on Investments, Net             (53)           (47)
                                           5,720,947      5,004,551

Less:  Notes Receivable from ESOP              8,465         16,539
       Shares Held in Employee
         Benefit Trust                           493            246

 Total Stockholders' Equity                5,711,989      4,987,766

                                         $ 9,381,316     $7,354,033

See accompanying notes to consolidated condensed financial statements.

                   THE HOME DEPOT, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (Unaudited)
(In Thousands)
                                                 Nine Months Ended

                                        October 27, 1996   October 29, 1995
Cash Provided from Operations:
Net Earnings                                  $  686,564         $  546,125

Reconciliation of Net Earnings to Net Cash
 Provided by Operations:
  Depreciation and Amortization                  168,502            129,358
  Deferred Income Tax Expense                     18,747             12,444
  Increase in Receivables, Net                   (56,057)           (73,536)
  Increase in Merchandise Inventories           (473,854)          (461,325)
  Increase in Accounts Payable and
    Accrued Expenses                             732,823            632,911
  Increase in Income Taxes Payable                13,252             26,871
  Other                                           35,490             25,523
     Net Cash Provided by Operations           1,125,467            838,371

Cash Flows From Investing Activities:

Capital Expenditures                            (874,690)          (942,661)
Proceeds from Sales of Property and
  Equipment                                       17,650             24,015
Purchase of Short-Term Investments, Net         (122,532)            27,034
Proceeds from Maturities of Long-Term
  Investments                                        ---              6,257
Proceeds from Sales of Long-Term Investments         ---              8,158
Advances Secured by Real Estate, Net              13,128             (8,962)
     Net Cash Used in Investing Activities      (966,444)          (886,159)

Cash Flows From Financing Activities:

Proceeds from Long-Term Borrowings, Net        1,092,960               ---
Repayments of Commercial Paper Obligations,
   Net                                          (620,000)           100,000
Repayments of Notes Receivable from ESOP           8,074              1,661
Principal Repayments of Long-Term Debt            (2,077)           (21,524)
Proceeds from Sale of Common Stock, Net           93,378             62,995
Cash Dividends Paid to Stockholders              (81,383)           (65,904)
Minority Interest Contributions to
  Partnership                                     13,208             18,482
     Net Cash Provided by Financing Activities   504,160             95,710

Effect of Exchange Rate Changes on Cash              248                409
Increase in Cash and Cash Equivalents            663,431             48,331
Cash and Cash Equivalents at Beginning
  of Period                                       53,269              1,154
Cash and Cash Equivalents at End of Period    $  716,700         $   49,485

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

2.    Issuance of Convertible Subordinated Notes:

      On October 2, 1996, the Company issued at par, through a registered public offering, $1,104,000,000 of its 3.25% Convertible Subordinated Notes, due October 1, 2001 (the "Notes"). The Notes are convertible into shares of the Company's Common Stock at any time prior to maturity, unless previously redeemed, at a conversion price of $69.125 per share, subject to adjustment under certain conditions. The Notes may be redeemed at any time on or after October 2, 1999, at the option of the Company, in whole or in part, at a redemption price of 100.813% of their principal amount and after October 1, 2000, at 100% of the principal amount. The Notes are not subject to any sinking fund provisions.

      The net proceeds from the sale of the Notes were used to repay outstanding commercial paper and will be used to finance a portion of the Company's capital expenditure programs, including planned store expansions and renovations, and for general corporate purposes. In the interim, the net proceeds are being invested in both long and short-term interest-bearing securities.

3.    Operating Lease Agreement:

      In June 1996, the Company entered into a $300,000,000 operating lease agreement for the purpose of financing construction costs of new stores. Under the agreement, the lessor purchases the properties, pays for the construction costs and thereafter leases the facilities to the Company. The lease provides for substantial residual value guarantees and includes purchase options at original cost on each property. This agreement primarily covers selected new stores planned to open in 1996 and 1997.

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

                                                                  Percentage
                                                                   Increase
                                                                (Decrease) in
                       Three Months Ended    Nine Months Ended   Dollar Amounts
                       Oct. 27,   Oct. 29,   Oct. 27,  Oct. 29,  Three   Nine
                         1996       1995       1996      1995    Months Months
Selected Consolidated
Statements of Earnings Data

Net Sales               100.0%     100.0%     100.0%    100.0%    23.1%  24.4%

Gross Profit             27.2       26.9       27.4      27.3     24.3   25.0

Operating Expenses:
 Selling and
   Store Operating       17.9       17.9       17.8      17.7     23.2   25.0
 Pre-Opening              0.3        0.3        0.3       0.4     (0.9)  (7.7)
 General and
   Administrative         1.7        1.7        1.6       1.7     22.4   17.4

  Total Operating
    Expenses             19.9       19.9       19.7      19.8     22.7   23.8

  Operating Income        7.3        7.0        7.7       7.5     28.8   28.0

Interest Income
  (Expense):
 Interest and
   Investment Income      0.1        0.1        0.1       0.1     19.8   (6.8)
 Interest Expense         ---        ---       (0.1)      ---    791.2   47.6

  Interest, Net           0.1        0.1        0.0       0.1    (33.9) (27.3)

  Earnings Before
    Income Taxes          7.4        7.1        7.7       7.6     27.8   27.4

Income Taxes              2.9        2.7        3.0       2.9     30.5   30.0
  Net Earnings            4.5%       4.4%       4.7%      4.7%    26.2   25.7

Selected Consolidated
Sales Data

Number of
Transactions (000's)  115,656     94,767    344,705   278,015     22.1   24.0

Average Amount of
Sale Per
Transaction         $   42.56   $  42.19  $   42.29  $  42.15      0.9    0.3

Weighted Average
Weekly Sales Per
Operating Store
  (000's)           $     815   $    792  $     836  $    818      2.9    2.2

Weighted Average
Sales Per
Square Foot         $     403   $    393  $     413  $    406      2.6    1.7

                   THE HOME DEPOT, INC. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                               (CONTINUED)


RESULTS OF OPERATIONS

Sales for the third quarter of fiscal 1996 increased 23% to $4,921,831,000 compared to sales of $3,997,790,000 for the third quarter of fiscal 1995. For the first nine months of fiscal 1996, sales increased 24% to $14,576,963,000 from sales of $11,718,474,000 for the comparable period in fiscal 1995. The sales increase for both periods was primarily attributable to new stores (479 at the end of the third quarter of fiscal 1996 compared to 401 at the end of the third quarter of fiscal 1995) and a comparable store-for-store sales increase of 7% for both the third quarter and first nine months of fiscal 1996.

Gross profit as a percent of sales was 27.2% for the third quarter of fiscal 1996 compared to 26.9% for the comparable period of fiscal 1995. The increase for the quarter was primarily attributable to, among other things, more effective buying practices initiated in the first and second quarters of 1996 and other merchandising initiatives which reduced the Company's cost of merchandise. For the first nine months of fiscal 1996, gross profit as a percent of sales was 27.4% compared to 27.3% for the comparable period of fiscal 1995.

Operating expenses as a percent to sales were 19.9% for the third quarter of both fiscal 1996 and fiscal 1995. For the first nine months of fiscal 1996 operating expenses as a percent to sales were down slightly to 19.7% from 19.8% for the same period of fiscal 1995. Selling and store operating expenses as a percent to sales were 17.9% for both the third quarter of fiscal 1996 and the third quarter of fiscal 1995. Increases in selling and store operating expenses from the previous year include minority interest expense, which resulted from higher operating profits from the Canadian partnership. In addition, property taxes were higher than the previous year due to the addition of more stores in states with higher property tax rates and valuations. These increases were offset by lower net advertising expenses resulting from increased vendor participation and economies realized from more national advertising, as well as more favorable claims experience under the Company's self-funded insurance programs. Pre-opening expenses as a percent to sales were 0.3% for both the third quarter and first nine months of fiscal 1996. For fiscal 1995 pre-opening expenses were 0.3% for the third quarter and 0.4% for the nine month period. The Company opened 23 new stores during the third quarter of fiscal 1996 compared to 22 new stores and one store relocation for the third quarter of fiscal 1995. General and administrative expenses as a percent to sales were 1.7% and 1.6% for the third quarter and first nine months of fiscal 1996, respectively, versus 1.7% for the comparable periods of fiscal 1995.

Net interest income as a percent to sales was 0.1% in the third fiscal quarter of 1996 and 1995. Interest expense increased due to the issuance of $1,104,000,000 of 3.25% Convertible Subordinated Notes during October 1996. Interest expense was offset by investment income generated from the proceeds of the Notes.

                   THE HOME DEPOT, INC. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                (CONTINUED)

RESULTS OF OPERATIONS - (Continued)


The Company's combined Federal and state effective income tax rate increased to 39.2% for the third quarter and first nine months of fiscal 1996 from 38.4% for the comparable periods of fiscal 1995. In the fourth quarter of fiscal 1995, the Company adjusted its combined Federal and state effective income tax rate to 38.8% for the fiscal year. The increase in the rate for the third quarter and first nine months of fiscal 1996 from the adjusted 1995 tax rate was due to a higher effective state tax rate.

Net earnings as a percent of sales were 4.5% and 4.7% for the third quarter and first nine months of fiscal 1996, respectively, compared to 4.4% and 4.7% for the same periods of fiscal 1995.

Earnings per share were $0.46 and $1.42 for the third quarter and first nine months of fiscal 1996, respectively, compared to $0.37 and $1.15 for the third quarter and first nine months of fiscal 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from store operations provides the Company with a significant source of liquidity. Additionally, a significant portion of the Company's inventory is financed under vendor credit terms.

During the first nine months of fiscal 1996, the Company opened 56 stores and relocated 5 stores. The Company currently plans to open approximately 34 new stores and relocate 2 stores during the fourth quarter of fiscal 1996 and open approximately 110 new stores and relocate 7 stores during fiscal 1997. Of the planned 90 new stores and 7 relocations in fiscal 1996, it is expected that 83 will be owned and 14 will be leased.

On October 2, 1996, the Company issued at par, through a registered public offering, $1,104,000,000 of its 3.25% Convertible Subordinated Notes, due October 1, 2001 (the "Notes"). The Notes are convertible into shares of the Company's Common Stock at any time prior to maturity, unless previously redeemed, at a conversion price of $69.125 per share, subject to adjustment under certain conditions. The Notes may be redeemed at any time on or after October 2, 1999, at the option of the Company, in whole or in part, at a redemption price of 100.813% of their principal amount and after October 1, 2000, at 100% of the principal amount.

The net proceeds from the sale of the Notes of approximately $1,092,960,000 were used to repay outstanding commercial paper obligations and will be used to finance a portion of the Company's capital expenditure programs, including planned store expansions and renovations, and for general corporate purposes. In the interim, the net proceeds have been invested in both long and short-term interest-bearing securities.

                   THE HOME DEPOT, INC. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES - (Continued)

In June 1996, the Company entered into a $300,000,000 operating lease agreement for the purpose of financing construction costs of new stores. Under the agreement, the lessor will purchase the properties, pay for the construction costs and subsequently lease the facilities to the Company. The lease provides for substantial residual value guarantees and includes purchase options at original cost on each property. This agreement will primarily cover selected new stores planned to open in 1996 and 1997. In addition to the leasing agreement, some planned locations for the remainder of fiscal 1996 and 1997 will be leased directly, and it is expected that many may be obtained through the purchase of pre-existing leasehold interest, acquisition of land parcels and the construction or purchase of buildings during fiscal 1996. While the cost of new stores to be constructed and owned by the Company varies widely, principally due to land costs, new store costs (including land, building and fixtures) are currently estimated to average approximately $13,400,000 per location. The Company may purchase leasehold interests at varying amounts depending upon the value of such properties. The cost to remodel (including leasehold interests) and fixture stores to be leased is expected to average approximately $2,400,000 per store. In addition, each new store will require approximately $2,800,000 to finance inventories, net of vendor financing.

As of October 27, 1996, the Company had $782,545,000 in cash and short-term investments, and $136,871,000 in long-term investments. Management believes that its current cash position, the proceeds from short-term and long-term investments, internally generated funds, funds available from the $300,000,000 operating lease agreement, its commercial paper program, and/or the ability to obtain alternate sources of financing should enable the Company to complete its capital expenditure programs, including store expansion and renovation, through the next several fiscal years.

IMPACT OF INFLATION AND CHANGING PRICES

Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe inflation has had a material effect on sales or results of operations.

                        PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

        During the third quarter of fiscal 1996, no matters were submitted to a vote of security holders.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            11.1 Computation  of  Earnings per Common and Common  Equivalent
                 Share
            27.  Financial   Data  Schedule  (only  submitted  to   SEC   in
                 electronic format)

        (b) Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended October 27, 1996.

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



             11/22/96

                    THE HOME DEPOT, INC. AND SUBSIDIARIES

                               INDEX TO EXHIBITS




Exhibit     Description

 11.1       Computation of Earnings per Common and Common Equivalent Share

 27. Financial Data Schedule (only submitted to SEC in electronic format)
                                Page 13 of 13