Form 10-K
period 1997-02-02
HOME DEPOT INC
filed 1997-04-22
CIK 354950

                                  FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                 For the fiscal year ended February 2, 1997

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

                   2727 PACES FERRY ROAD, ATLANTA, GEORGIA
                  (Address of principal executive offices)

                                 30339-4089
                                 (Zip Code)

     Registrant's telephone number, including area code:  (770) 433-8211

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                              NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS             ON WHICH REGISTERED
       -------------------------------------  ---------------------------

             Common Stock, $.05 Par Value      New York Stock Exchange
       3-1/4% Convertible Subordinated Notes   New York Stock Exchange


SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X         No
                                                           ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[__]

The aggregate market value of the Common Stock of the Registrant held by nonaffiliates of the Registrant on April 1, 1997, was $24,231,029,313. The aggregate market value was computed by reference to the closing price of the stock on the New York Stock Exchange on such date. For the purposes of this response, executive officers and directors are deemed to be the affiliates of the Registrant and the holding by nonaffiliates was computed as 455,042,804 shares.

The number of shares outstanding of the Registrant's Common Stock as of April 1, 1997 was 485,657,520 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's Proxy Statement for its Annual Meeting of Stockholders, to be held May 28, 1997, which has been filed pursuant to Regulation 14A within 120 days of the close of Registrant's fiscal year, is incorporated by reference in answer to Part III of this report but only to the extent indicated herein. In addition, pages 15 through 31 and the inside cover page of The Home Depot, Inc.'s 1996 Annual Report to Stockholders is incorporated by reference in answer to Items 6, 7 and 8 of Part II and Item 14(a) of Part IV of this report.

                                     PART I
Item 1.   BUSINESS

     The Home Depot, Inc. including its subsidiaries ("Home Depot" or "Company") is the leading retailer in the home improvement industry and ranks among the 10 largest retailers in the United States based on net sales volume. At fiscal year end, the Company was operating 512 stores, including 483 full-service, warehouse-style Home Depot stores in the United States and 24 in Canada, and 5 EXPO(R) Design Centers in the United States. The aggregate total square footage of selling space was approximately 53,926,000 at year end. Home Depot stores sell a wide assortment of building material, home improvement, and lawn and garden products and average approximately 105,000 square feet of enclosed space per store, with an additional 20,000 to 28,000 square feet in the garden center area. The EXPO Design Centers range from 80,000 to 145,000 square feet in size and provide products and services primarily related to design and renovation projects. The Company's Store Support Center (corporate office) is located at 2727 Paces Ferry Road, Atlanta, Georgia 30339-4089, telephone number (770) 433-8211.

     Home Depot's operating strategy is to offer a broad assortment of high quality merchandise at competitive prices utilizing highly knowledgeable, service oriented personnel and aggressive advertising. The Company regularly checks competitors' prices to ensure that Home Depot's low "Day-In, Day-Out" warehouse prices are competitive within each market.

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

     Another segment of the Company's business activity is the buy-it-yourself ("B-I-Y") customers. The B-I-Y customer chooses products, makes the purchase, and contracts with others to complete or install the project. For these customers, Home Depot offers installation services for a variety of products. Home Depot also devotes significant marketing, advertising and service efforts toward attracting professional remodelers and commercial users.

Products

     Management estimates that a typical Home Depot store stocks approximately 40,000 to 50,000 product items, including variations in color and size. Each store carries a wide selection of high quality and nationally advertised brand name merchandise. The table below shows the percentage of sales of each major product group for each of the last three fiscal years. However, these percentages may not necessarily be representative of the Company's future product mix due, among other things, to the effects of promotional activities associated with opening additional stores and changes in selling seasons due to unusual or delayed weather patterns. Also, newly opened stores did not operate through a complete seasonal product cycle for all periods presented.

                                                                  Percentage of Sales for
                                                                     Fiscal Year Ended
                                                          ------------------------------------
                                                          Jan. 29,        Jan. 28,     Feb. 2,
                                                            1995           1996         1997
                                                          --------        --------     -------
Product Group
Building materials, lumber and floor and wall coverings    34.0%            33.9%        34.0%
Plumbing, heating, lighting and electrical supplies        27.9             27.7         27.4
Seasonal and specialty items                               14.5             14.8         14.7
Hardware and tools                                         13.1             13.2         13.4
Paint and other                                            10.5             10.4         10.5
                                                         ------           ------       ------
                                                          100.0%           100.0%       100.0%

     The Company sources its merchandise from approximately 7,200 vendors worldwide, of which no single vendor accounts for as much as five percent of total purchases. The Company is not dependent on any single vendor. A substantial majority of merchandise is purchased directly from manufacturers, thereby eliminating costs of intermediaries. Management believes that competitive sources of supply are readily available for substantially all products the Company purchases for resale.

Marketing and Sales

     Management believes a number of the Company's existing stores are operating at or above their optimum capacity. In order to enhance long-term market penetration, the Company has a strategy of opening new stores near the edge of the market areas served by existing stores. While such a strategy may initially have a negative impact on comparable store-for-store sales, the Company believes this "cannibalization" strategy increases customer satisfaction and overall market share by reducing delays in shopping, increasing utilization by existing customers and attracting new customers to more convenient locations.

     Home Depot continued to introduce or refine a number of merchandising programs during fiscal 1996. Key among them is the Company's ongoing commitment to becoming the supplier of first choice to a variety of professional customers, primarily remodelers, carpenters, plumbers, electricians, building maintenance professionals and designers. The Company has reacted to the needs of this group by expanding commercial credit programs, on-site delivery services and updating lines of professional products.

     During fiscal 1996, the Company announced that it had signed a definitive agreement to acquire Maintenance Warehouse/America Corp. ("Maintenance Warehouse"). Maintenance Warehouse, with 1996 sales of approximately $130 million, is the leading direct mail marketer of maintenance, repair and operations products serving the estimated $10 billion building and facilities management market. The Company believes that the acquisition of Maintenance Warehouse will provide the Company with a unique opportunity to increase its penetration of commercial accounts, including its professional customer base. The acquisition was completed on March 14, 1997.

     The Company's installed sales program is available, with varying services offered, in all of the Company's stores. There are approximately 3,000 installed sales vendors who, as independent, licensed contractors, are authorized by the Company to provide services to customers. This program targets the B-I-Y customer, who will purchase a product but either does not have the desire or ability to install the product.

     In fiscal 1996, the Company continued its marketing effort to support its sponsorship of the 1996 Olympic Games, and the 1996 Atlanta Paralympic Games, and the U.S. and Canadian Olympic teams' participation at those games. The Company's partnership with many of its key suppliers in the United States and Canada provided significant financial support for the sponsorship. The Company intends to maintain its relationship with the United States Olympic Committee and the Canadian Olympic Committee for at least the next eight years for the Olympic Games to be held in 1998, 2000, 2002 and 2004.

     In fiscal 1996, the Company opened its fifth EXPO Design Center store in Miami, Florida. Unlike traditional Home Depot stores, EXPO does not sell building materials such as lumber, but focuses instead on upscale interior design products and installation services. The Miami EXPO format is different from the format of other EXPO stores located in San Diego, California; Atlanta, Georgia; Long Island, New York; and Dallas, Texas. This new format for EXPO is 60 percent smaller in size at approximately 82,000 square feet compared to an average EXPO store of approximately 144,000 square feet of selling space, including climate controlled garden center areas. Management believes the new format is more project oriented than product oriented. The alternate format focuses on kitchen, bath, lighting, window, soft flooring and hard flooring and increased installation services. The only "cash and carry" items a customer can purchase at this store are items principally relating to such kinds of projects.

     On February 28, 1994, the Company purchased a 75 percent interest in the Aikenhead's Home Improvement Warehouse ("Aikenhead's") chain in Canada from the Molson Companies Limited ("Molson"). The Company is the managing partner of this Partnership with Molson which operates as The Home Depot Canada. Subsequent to the acquisition, The Home Depot Canada commenced operations in fiscal 1994 with seven stores previously operated by Aikenhead's. The Home Depot Canada opened an additional five stores during fiscal 1994, seven stores during fiscal 1995 and five stores during fiscal 1996. Approximately eight additional new store openings are planned for fiscal 1997. At any time after the sixth anniversary date of the purchase, the Company has the option to purchase, or Molson has the option to cause the Company to purchase, the remaining 25 percent of the Canadian operations. The option price is based on the lesser of fair market value or a value determined by an agreed upon formula, as of the option exercise date.

     During fiscal 1996, the Company continued to open restaurants in certain stores. Customers with limited amounts of time to complete their shopping, especially professional contractors and customers with small children, may be attracted to the restaurant in the store or spend more time in the store if food is available. Restaurant operators vary by market.

     During the year, the Company commenced rolling out its new Load 'N Go(TM) program and by the end of fiscal 1996 it was available in Atlanta, San Diego, Los Angeles and Nashville. This program offers rentals, at low hourly rates, of standard and specially-fitted pickup trucks and cargo vans for customers who cannot wait for normal delivery schedules or who are unable to transport their purchases in their own vehicles. This provides an alternative to customers from regular delivery services offered by the Company. Since a Load 'N Go transaction would typically replace a delivery made with Home Depot's vehicles, this program will contribute to reduced delivery costs to the Company. The Load 'N Go service is neither owned nor operated by Home
Depot but through an independent third party. The Company has made tentative plans to offer this program in most markets by the end of fiscal 1997.

     Construction continued on the Company's new Import Distribution Center ("IDC") located in Savannah, Georgia. The 1.4 million square foot facility will be staffed with approximately 600 associates. The IDC will enable the Company to directly import products currently sourced from third party importers or not currently available to customers. Other benefits include quicker turnaround deliveries to stores, lower pricing, and improved quality control than would be possible if the products were purchased through other third party importers. The IDC is expected to begin shipments in May 1997.

     The Company continued its use of phone centers to serve its customers by adding two new features to the phone centers during fiscal 1996. One new implemented feature provides a more efficient method for product look-up by department, class and subclass. The benefits include locating the product as requested by the phone-in customer in a more timely manner, with detailed product information, and consistent, standardized abbreviations and look-up criteria for sales associates attempting to locate a product. This enhances customer service through decreasing phone calls to the selling floor and minimizing the number of times customers must talk to more than one associate.

     The second feature added to the phone centers was the installation and implementation of new computer hardware and software which enable the Company's visually impaired associates to work in the phone center department. The new computer equipment, together with Vocal-Eyes(TM) Software, enable the associate to access the menus in the phone sales system, which then audibly reads the information on the computer screen.

     In fiscal 1996, the Company rolled out the Right at Home(TM) program, a new and exclusive decor product system which takes the guesswork out of decorating. Developed by the Company, the program is divided into four popular decorating styles. Each decorating style has a specific name, description and symbol that is used in signage and packaging so customers can easily coordinate products for living areas of the home, including kitchens, bathrooms and bedrooms.

     The Company, together with Lynette Jennings, a television personality who is known as one of North America's best recognized authorities on home renovation, design and construction, is a co-producer of Lynette Jennings HouseSmart(TM) ("HouseSmart"). HouseSmart is a one-hour television program hosted by Lynette Jennings and shown daily on The Discovery Channel. HouseSmart is presented in a fast-paced, magazine style format featuring experts who show viewers that many home improvement projects are not as complicated and expensive as they look.

     Beginning in fiscal 1997, the Company's Northeast, Mid-South and Southeast Divisions will be testing Associated Press Adsend(TM) ("Adsend"). Adsend allows the Company to send computer generated advertisements created in each division to newspapers in a digital format. The end result is expected to be a higher quality product delivered at less expense and without the insecurity of loss or theft to any of the over 500 newspapers the Company currently utilizes for print advertisement. Another advantage of using Adsend is that the divisions can
                                       5
send an advertisement only 12 hours before the breakdate. This process will allow the Company to produce and/or change last minute advertising, including responding to newsbreaking emergency situations such as hurricanes, tornadoes and flooding. If successful, the Company will roll out Adsend to the Midwest and Western Divisions. In Canada the program is unavailable.

     In fiscal 1997, the Company will sponsor the "1997 National Home and Garden Show Series." Bringing together 16 of the nation's most successful consumer shows under one national sponsorship will provide maximum support and exposure and will be the first show sponsorship of its kind. Through this sponsorship, the Company will play a key role in bringing attention to the most innovative lawn and garden, interior design and home improvement products to the general public.

     In early fiscal 1997, the Company announced its intention to open stores in the Latin America market. The first store is planned to open in Santiago, Chile, in fiscal 1998. Chile was chosen because of its stable economy and government and a growing middle class. To facilitate entry into the market, the Company signed a letter of intent to form a joint venture with S.A.C.I. Falabella, a leading department store retailer in Chile. The Company's controlling share of the venture will be 66.67 percent. It is expected that the alliance with Falabella will enhance the Company's presence in the Chilean market, offer attractive real estate opportunities and provide assistance with, among other things, systems, credit marketing and distribution logistics. The Company plans to have offices in Santiago, Chile from which the day-to-day management of the operation will be handled by a key management team comprised of both Chilean nationals and seasoned Home Depot managers from the United States who will live in Chile.

     "The Home Depot," "EXPO," the "Homer" advertising symbol and various private label brand names under which the Company sells certain of its products are service marks, trademarks or trade names of the Company and are considered to be important assets of the Company.

Information Systems

     Each store is equipped with a computerized point of sale system, electronic bar code scanning system, and a UNIX Server. Management believes these systems provide efficient customer check-out (with an approximate 90 percent rate of scannable products), store-based inventory management, rapid order replenishment, labor planning support, and item movement information. Faster registers as well as a new check approval system and a new receipt format have expedited transactions. To better serve the increasing number of customers applying for credit, the charge card approval process time has been reduced to less than 30 seconds. Store information is communicated to the Store Support Centers' computers via a satellite and land-based frame relay network. These computers provide corporate, financial, merchandising and other back office function support. The Company operates its own television network and produces training and informational programs that are transmitted to stores via the satellite communications network and by videotape.

     The Company is constantly assessing and upgrading its information systems to support its growth, reduce and control costs, and enable better decision-making. The Company continues to see greater efficiency as a result of its electronic data interchange ("EDI") program. Currently, most of the Company's highest volume vendors are participating in the EDI program. A paperless system, EDI electronically processes orders from stores to vendors, alerts the store when the merchandise is to arrive, and transmits vendor invoice data from the vendor to the Home Depot Store Support Center. As previously discussed, the Company initiated information systems in its phone enters to improve customer service.

     In fiscal 1995, stores were equipped with Electronic Article Surveillance ("EAS") detectors that trigger an alarm if a person exits the store with merchandise affixed with an EAS label that has not been desensitized at the cash register. The Company continued its use of the EAS system in fiscal 1996 and the system appears to be a deterrent to theft, with many stores reporting reductions in shoplifting offenses.

Employees

     As of fiscal year end, The Home Depot employed approximately 100,000 associates, of whom approximately 6,300 were salaried with the remainder compensated on an hourly basis. Approximately 78 percent of the Company's associates are employed on a full-time basis. In order to attract and retain qualified personnel, the Company seeks to maintain salary and wage levels above those of its competitors in its market areas. The Company's policy is to hire and train additional personnel in anticipation of future store expansion.

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

     Due to the variety of competition faced by the Company, management is unable to precisely measure the Company's market share in its existing market areas. Management, however, believes that the Company is an effective and significant competitor in its markets and has approximately a 14 percent market share of the overall home improvement industry in the United States based on certain industry estimates.

Executive Officers

     The following provides information concerning the executive officers holding positions in the Company and/or its subsidiaries.

     BERNARD MARCUS, age 67, has been Chairman of the Board of Directors and Chief Executive Officer ("CEO") of Home Depot since its inception in 1978; and is, together with Mr. Arthur M. Blank and Mr. Kenneth G. Langone (a director of the Company), a co-founder of the Company. Mr. Marcus serves on the Board of Directors of Wachovia Bank of Georgia, N.A., National Service Industries, Inc. and the New York Stock Exchange, Inc. Mr. Marcus also serves on the Board of the National Foundation for the Centers for Disease Control and Prevention and is Chairman of the Board of The Marcus Center, which provides support services for persons with developmental disabilities and their families. In addition, he is a member of the Advisory Board and Board of Directors of the Shepherd Center in Atlanta, Georgia and Vice President and member of the Board of The City of Hope, a charitable organization in Duarte, California.

     ARTHUR M. BLANK, age 54, has been President, Chief Operating Officer ("COO") and a director of Home Depot since its inception in 1978; and is, together with Mr. Bernard Marcus and Mr. Kenneth G. Langone, a co-founder of the Company. Mr. Blank serves on the Board of Trustees of North Carolina Outward Bound School, a non-profit corporation; serves on the Board of Trustees of Emory University; the Board of Councilors of the Carter Center of Emory University; and the Board of Directors of Cox Enterprises, Inc. and Post Properties Inc.

     RONALD M. BRILL, age 53, has been Executive Vice President and Chief Administrative Officer ("CAO") of the Company since August 1995. Mr. Brill joined Home Depot as its Controller in 1978, was elected Treasurer in 1980, Vice President-Finance in 1981, Senior Vice President and Chief Financial Officer ("CFO") in 1984, Executive Vice President and CFO in 1993, and was elected as a director in 1987. Mr. Brill serves on the Board of Trustees of the Atlanta Jewish Federation, the Atlanta Jewish Community Center and Woodruff Arts Center; the Board of Directors of the Atlanta High Museum of Art and Pilchuck Glass School, and the Governing Board of Woodward Academy.

     BRUCE W. BERG, age 48, has been President-Southeast Division since 1991. Mr. Berg joined the Company in 1984 as Vice President-Merchandising (East Coast) and was promoted to Senior Vice President (East Coast) in 1988.

     MARSHALL L. DAY, age 53, has been Senior Vice President-Chief Financial Officer since August 1995. Mr. Day joined the Company in 1986 as Controller, was promoted to Vice President-Controller in 1988, Vice President-Finance in 1989, and Senior Vice President-Finance in 1993.

     BILL HAMLIN, age 44, has been Executive Vice President-Merchandising since April 1994. Mr. Hamlin joined the Company in 1985 as a merchandiser and was promoted to Vice President-Merchandising (West Coast) in 1988 and
President-Western Division in 1990.

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

     LYNN MARTINEAU, age 40, has been President-Western Division since
October 1996. Mr. Martineau joined The Home Depot in 1979 as a store associate. During the past 17 years, Mr. Martineau has served in a variety of merchandising and operations positions, including serving as the Company's Vice President-Operations, West Coast Division from 1987 until 1989. Mr.
Martineau most recently served as Vice President-Merchandising for the Company's Southeast Division, located in Tampa, Florida.

     W. ANDREW McKENNA, age 51, has been President-Midwest Division since 1994. Mr. McKenna joined Home Depot in 1990 as Senior Vice President-Corporate Information Systems.

     LARRY M. MERCER, age 50, has been Executive Vice President since February 1996. Mr. Mercer joined the Company in 1979 as an assistant store manager and after serving as Store Manager was promoted to Regional Manager of the Central Florida Region in 1983. Mr. Mercer was then promoted to Vice President-Store Operations (East Coast) in 1987, and in 1991 was promoted to President-Northeast Division and served in that capacity until his promotion to his current position.

     BRYANT W. SCOTT, age 41, has been President of the EXPO Design Center Division since March 1995. Mr. Scott began his career with Home Depot in 1980 as a store associate. Since then he has served in a variety of positions, including Vice President-Merchandising for the Southeast Division, located in Tampa, Florida.

     KENNETH W. UBERTINO, age 52, has been President-Southwest Division, located in Dallas, Texas, since September 1996. Mr. Ubertino joined The Home Depot in 1990 as a merchant in the Company's Northeast Division. In 1993, Mr. Ubertino was promoted to his previous position of Vice President-Merchandising for the Midwest Division, located in Schaumburg, Illinois.

     ANNETTE M. VERSCHUREN, age 40, has been President of The Home Depot Canada since joining the Company in March 1996. Prior to joining the Company, Ms. Verschuren had been President of Michaels of Canada Inc. since 1993. From 1989 until 1992, Ms. Verschuren held several positions with Imasco Limited. In 1992, Ms. Verschuren formed Verschuren Ventures Inc. and remained there until becoming President of Michaels of Canada Inc. in 1993.

Item 2. PROPERTIES

     The following table indicates the number of the Company's store locations by state in the United States and by province in Canada as of February 2, 1997.


                                          Number of Stores
                      State                       in State
                      ------------------  ----------------
                      Alabama                            6
                      Arizona                           15
                      Arkansas                           2
                      California                        87
                      Colorado                           9
                      Connecticut                       13
                      Delaware                           1
                      Florida                           61
                      Georgia                           28
                      Idaho                              1
                      Illinois                          20
                      Indiana                            2
                      Iowa                               1
                      Kentucky                           1
                      Louisiana                          8
                      Maine                              1
                      Maryland                          11
                      Massachusetts                     15
                      Michigan                          15
                      Minnesota                          4
                      Mississippi                        3
                      Missouri                           3
                      Nevada                             4
                      New Hampshire                      3
                      New Jersey                        21
                      New Mexico                         2
                      New York                          26
                      North Carolina                    15
                      Oklahoma                           5
                      Oregon                             7
                      Pennsylvania                      16
                      Rhode Island                       1
                      South Carolina                     5
                      Tennessee                         14
                      Texas                             43
                      Utah                               3
                      Virginia                           6
                      Washington                        10
                                          ----------------
                             Subtotal                  488

                                          Number of Stores
                      Canadian Provinces       in Province
                      ------------------------------------

                      Ontario                           14
                      British Columbia                   6
                      Alberta                            4
                                          ----------------
                          Subtotal                      24
                       TOTAL                           512
                                          ================

     At fiscal year end, Home Depot had stores in 38 states, with approximately 50 percent of the U.S. stores being concentrated in California, Georgia, New York, Texas and Florida. Although new store openings for fiscal 1996 occurred primarily in existing markets, the Company continued its geographic expansion by opening stores in a number of new markets - Montgomery, Alabama; Little Rock, Arkansas; Newark, Delaware; Dalton, Columbus and Macon, Georgia; Louisville, Kentucky; Flint, Michigan; Minneapolis/St. Paul, Minnesota; Jackson and Gulfport, Mississippi; Columbia and St. Louis, Missouri; Cicero, New York; Pittsburgh, Pennsylvania; Johnson City and Memphis, Tennessee; and Corpus Christi, Texas.

     The Midwest Division is expected to be one of the fastest growing divisions for the next several years. Approximately 21 new stores are scheduled for 1997 and, by the end of 1998, the Company expects approximately 112 stores to be open in that division.

     In order to be more responsive to customers' needs, beginning in fiscal 1997, the Company realigned 59 Southeast Division stores, 4 Western Division stores and 2 Midwest Division stores into the newly created Southwest Division. This new operating division will open an additional 20 stores during fiscal 1997. The new division is based in Dallas, Texas and will initially consist of stores with market areas located in Arkansas, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma and Texas.

     In addition to the newly created Southwest Division, the Company has also made changes within its Southeast Division. Effective February 1, 1997, Florida became a separate region to be headquartered at the Southeast Divisional office in Tampa, Florida. The Mid-South Region, based in Atlanta, Georgia, consists of stores with market areas located in Alabama, the Carolinas, Georgia, Kentucky and Tennessee. The Mid-South Region, together with the new Florida Region comprise the Southeast Division.

     From the end of fiscal 1991 to the end of fiscal 1996, the Company increased its store count by an average of approximately 24 percent per year (from 174 to 512 stores) and increased the total store square footage by an average of approximately 27 percent per year (from 16,480,000 to 53,926,000 total square feet). Home Depot expects to continue to increase its store count in both existing and selected new markets on a basis consistent with its current policy of not exceeding a maximum growth rate of new stores of approximately 22 percent per year. During fiscal 1996, the Company opened 89 new stores and relocated 7 existing stores, including the opening of 23 additional stores in the Northeast Division, 34 in the Southeast Division, 17 in the Midwest Division, 16 in the Western Division, 1 in the EXPO Division and 5 stores in Canada. During fiscal 1997, the Company anticipates opening approximately 111 new stores: with at least 19 in the Southeast, 16 in the Southwest, 30 in the Northeast, 17 in the West, 21 in the Midwest, 8 in Canada, plus relocations of 7 existing stores. New stores average approximately 105,000 square feet with an additional 15,000 to 28,000 square feet of outside selling and storage area.

     Of the Company's 512 stores at February 2, 1997, approximately 75 percent were owned (including those owned subject to a ground lease) consisting of approximately 40,163,000 square feet and approximately 25 percent were leased consisting of approximately 13,763,000 square feet. In recent years, the relative percentage of new stores which are owned has increased. Although the Company takes advantage of lease financing opportunities, the Company generally prefers to own stores because of the greater operating control and flexibility, generally lower occupancy costs and certain other economic advantages of owned stores. See "Management's Discussion and Analysis of Results of Operations and Financial Condition--Liquidity and Capital Resources."

     The Company's executive, corporate staff and accounting offices occupy approximately 677,000 square feet of leased and owned space in several locations in Atlanta, Georgia. The Company has acquired additional land in Atlanta, Georgia and has commenced construction of replacement office facilities. The new office facilities will be completed in stages generally to coincide with the end of various lease terms and space requirements. In addition, the Company occupies an aggregate of 340,000 square feet, of which 93,000 square feet is owned and 247,000 square feet is leased, for divisional store support centers located in Atlanta, Georgia; Fullerton, California; South Plainfield, New Jersey; Schaumburg, Illinois; Tampa, Florida; Dallas, Texas; and Scarborough, Ontario, Canada.

     The Company utilizes 3,518,000 square feet of warehousing and distribution space of which 204,000 is owned and 3,314,000 is leased. The Company constructed an approximate 1.4 million square foot facility in Savannah, Georgia, for an import distribution facility. Imported products will be staged in the distribution center pending shipment to the stores.

     Management believes that at the end of existing lease terms, space currently leased by the Company can be either relet or replaced by alternate space for lease or purchase that is readily available.

Item 3.  LEGAL  PROCEEDINGS

     The Company is a defendant in a consolidated class action lawsuit (Butler et al. v. Home Depot, Inc. and Frank, et al. v. Home Depot, Inc., Case Nos. 94-4335SI and 95-2182SI, respectively, pending in U.S. Dist. Ct., N.D. CA) claiming gender discrimination in the Company's Western Division. The action seeks injunctive and declaratory relief and damages. Discovery is in its final stages, and a trial is scheduled to begin in the latter part of fiscal 1997.

     Two other gender discrimination lawsuits have been filed against the Company, one in New Orleans, Louisiana (Griffin, et al., v. Home Depot, Inc., Civil Action No. 95-0181, pending in U.S. Dist. Ct., E.D. LA), and one in Newark, New Jersey (Margorie Tortajada, individually and on behalf of all other similarly situated v. Home Depot, Inc., Case No. 96-2927, pending in U.S. Dist. Ct., for the Dist. of NJ), each of which is sought to be asserted on behalf of a class of plaintiffs. Neither of these lawsuits had been certified as a class action lawsuit as of February 2, 1997. Although the New Orleans case has been stayed pending the outcome of a similar, but unrelated case on appeal, the U.S. Equal Employment Opportunity Commission ("EEOC") has filed a motion to intervene in the New Orleans case. The New Jersey case has been allowed to proceed at this time without class status and only on an individual plaintiff basis.

     Management believes these cases are without merit and intends to vigorously defend all of these cases, including the EEOC's attempted intervention. While the ultimate results of this litigation cannot be determined, management does not expect that the resolution of these proceedings will have a material adverse effect on the Company's consolidated financial position or results of operations.

     The Company has other litigation arising from the normal course of business. In management's opinion, this litigation will not materially effect the Company's consolidated financial position or the results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 2, 1997.

                                    PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since April 19, 1984, the Common Stock of the Company has been listed on the New York Stock Exchange under the symbol "HD." The table below sets forth the low and high prices of the Common Stock on the New York Stock Exchange Composite Tape as reported in The Wall Street Journal and the quarterly cash dividends declared per share of Common Stock during the periods indicated.


                                                                    PRICE RANGE     CASH
                                                                  --------------  DIVIDENDS
                                                                   LOW     HIGH   DECLARED
                                                                  ------  ------  ---------
         FISCAL YEAR 1995
           First Quarter ended April 30, 1995                     $40.25  $50.00       $.04
           Second Quarter ended July 30, 1995                      38.63   45.25        .05
           Third Quarter ended October 29, 1995                    36.63   44.88        .05
           Fourth Quarter ended January 28, 1996                   37.13   48.00        .05

         FISCAL YEAR 1996
           First Quarter ended April 28, 1996                     $42.50  $50.38       $.05
           Second Quarter ended July 28, 1996                      45.50   57.00        .06
           Third Quarter ended October 27, 1996                    50.25   59.50        .06
           Fourth Quarter ended February 2, 1997                   47.75   57.25        .06

         FISCAL YEAR 1997
           First Quarter (through April 15, 1997)                 $49.50  $58.63       $.06

     ____________________________

     The Company paid its first cash dividend on June 22, 1987, and has since paid dividends in each quarter. Future dividend policies will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors.

Number of Record Holders

     The number of record holders of Home Depot's Common Stock as of April 1, 1997 was 78,928 (excluding individual participants in nominee security position listings).

Item 6. SELECTED FINANCIAL DATA

     Reference is made to information for the fiscal years 1992-1996 under the heading "Ten Year Selected Financial and Operating Highlights" contained in the Company's Annual Report to

Stockholders for the fiscal year ended February 2, 1997, which information is incorporated herein by reference.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        Reference is made to information under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" contained in the Company's Annual Report to Stockholders for the fiscal year ended February 2, 1997, which information is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Reference is made to information under the headings "Consolidated Statements of Earnings," "Consolidated Balance Sheets," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and "Independent Auditors' Report" contained in the Company's Annual Report to Stockholders for the fiscal year ended February 2, 1997, which information is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 is incorporated by reference from the information in Registrant's Proxy Statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Stockholders to be held May 28, 1997, except as to biographical information on Executive Officers which is contained in Item I of this Annual Report on Form 10-K.

Item 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated by reference from the information in Registrant's Proxy Statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Stockholders to be held May 28, 1997.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated by reference from the information in Registrant's Proxy Statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Stockholders to be held May 28, 1997.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated by reference from the information in Registrant's Proxy Statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Stockholders to be held May 28, 1997.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

     (a)  1.  Financial Statements

     The following financial statements are incorporated by reference from pages 18 through 31 of the Registrant's Annual Report to Stockholders for the fiscal year ended February 2, 1997, as provided in Item 8 hereof:

     - Consolidated Statements of Earnings for the fiscal years ended February 2, 1997, January 28, 1996 and January 29, 1995.

     - Consolidated Balance Sheets as of February 2, 1997 and January 28, 1996.

     - Consolidated Statements of Stockholders' Equity for the fiscal years ended February 2, 1997, January 28, 1996 and January 29, 1995.

     - Consolidated Statements of Cash Flows for the fiscal years ended February 2, 1997, January 28, 1996 and January 29, 1995.

     - Notes to Consolidated Financial Statements.

     - Independent Auditors' Report.

          2.  Financial Statement Schedules

     All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

     (b) Reports on Form 8-K

     There were no Reports on Form 8-K filed during the last quarter of the fiscal year ended February 2, 1997.

     (c)  Exhibits

     Exhibits marked with an asterisk (*) are hereby incorporated by reference to exhibits or appendices previously filed by the Registrant as indicated in brackets following the description of the exhibit.

    *3.l Restated Certificate of Incorporation of The Home Depot, Inc., as amended. [Form 10-K for the fiscal year ended January 29, 1995,
           Exhibit 3.1]
                                       15

*3.2 By-laws, as amended. [Form 10-K for the fiscal year ended January 28, 1996, Exhibit 3.2]

*4.1 Indenture dated as of October 1, 1996, between The Home Depot, Inc., as issuer and The First National Bank of Chicago, as trustee for $1,104,000,000 aggregate principal amount of 3-1/4% Convertible
       Subordinated Notes due 2001. [Form S-3 Registration Statement No.
       333-12575, Exhibit 4.2]

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

*10.3  +Employee Stock Purchase Plan, as amended.  [Appendix A to Registrant's
       Proxy Statement for the Annual Meeting of Stockholders held May 31,
       1995]

*10.4 +Senior Officers' Bonus Pool Plan, as amended. [Form 10-K for the fiscal year ended January 28, 1996, Exhibit 10.4]

*10.5  +The Home Depot, Inc. 1991 Omnibus Stock Option Plan.  [Appendix A to
       Registrant's Proxy Statement for the Annual Meeting of Stockholders held
       May 22, 1991]

*10.6  +Executive Medical Reimbursement Plan, effective January 1, 1992.  [Form
       10-K for the fiscal year ended January 31, 1993, Exhibit 10.7]

*10.7 +The Home Depot ESOP Restoration Plan. [Form 10-K for the fiscal year ended January 29, 1995, Exhibit 10.8]

*10.8  $800,000,000 Credit Agreement dated as of December 20, 1995 among The
       Home Depot, Inc., the Banks Listed Therein and Wachovia Bank of Georgia,
       N.A., as Agent (without exhibits).  [Form 10-K for the fiscal year ended
       January 28, 1996, Exhibit 4.1]

 11    Computation of Earnings Per Common and Common Equivalent Share.

 13 The Registrant's Annual Report to Stockholders for the fiscal year ended February 2, 1997. Only those portions of said report which are specifically designated in this Form 10-K as being incorporated by reference are being electronically filed pursuant to the Securities Exchange Act of 1934.

 21    List of Subsidiaries of the Registrant.

 23    Consent of Independent Auditors.

 24    Special Powers of Attorney authorizing execution of this Form 10-K
       Annual Report have been granted and are filed herewith as follows:

       Power of Attorney from Frank Borman.

       Power of Attorney from John L. Clendenin.

       Power of Attorney from Johnnetta B. Cole.

       Power of Attorney from Berry R. Cox.

       Power of Attorney from Milledge A. Hart, III.

       Power of Attorney from Donald R. Keough.

       Power of Attorney from Kenneth G. Langone.

       Power of Attorney from M. Faye Wilson.

 27    Financial Data Schedule. [Filed electronically with SEC only]

--------------
+Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, The Home Depot, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Atlanta, and State of Georgia on this 21st day of April, 1997.

                                  THE HOME DEPOT, INC.



                                  By:  /s/ Bernard Marcus
                                     ------------------------------------
                                  (Bernard Marcus, Chairman of the Board,
                                  Chief Executive Officer and Secretary)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, The Home Depot, Inc., and in the capacities and on the dates indicated.



Signature                  Title                                   Date
---------                  -----                                   ----
/s/ Bernard Marcus         Chairman of the Board, Chief            April 18, 1997
-------------------        Executive Officer and Secretary
(Bernard Marcus)           (Principal Executive Officer)


/s/ Arthur M. Blank        President, Chief Operating Officer      April 18, 1997
-------------------        and Director
(Arthur M. Blank)


/s/ Ronald M. Brill        Executive Vice President,               April 18, 1997
-------------------        Chief Administrative Officer,
(Ronald M. Brill)          Assistant Secretary and Director


      *                    Director                                April 18, 1997
-------------------
(Frank Borman)

                                       18

Signature                  Title                                   Date
---------                  -----                                   ----
     *                     Director                                April 18, 1997
-------------------
(John L. Clendenin)


     *                     Director                                April 18, 1997
-------------------
(Johnnetta B. Cole)


     *                     Director                                April 18, 1997
-------------------
(Berry R. Cox)


/s/ Marshall L. Day        Senior Vice President-                  April 18, 1997
---------------------      Chief Financial Officer
(Marshall L. Day)          (Principal Financial and
                           Accounting Officer)

     *                     Director                                April 18, 1997
-----------------------
(Milledge A. Hart, III)


     *                     Director                                April 18, 1997
-----------------------
(Donald R. Keough)


     *                     Director                                April 18, 1997
-----------------------
(Kenneth G. Langone)


     *                     Director                                April 18, 1997
-----------------------
(M. Faye Wilson)

* The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-indicated directors of the Registrant pursuant to powers of attorney, executed on behalf of each such director.

                                By:  /s/ Bernard Marcus
                                     -------------------------------------
                                        (Bernard Marcus, Attorney-in-fact)

     EXHIBIT INDEX


11   Computation of Earnings Per Common and Common Equivalent Share.

13 The Registrant's Annual Report to Stockholders for the fiscal year ended February 2, 1997. Only those portions of said report which are specifically designated in this Form 10-K as being incorporated by reference are being electronically filed pursuant to the Securities Exchange Act of 1934.

21   List of Subsidiaries of the Registrant.

23   Consent of Independent Auditors.

24 Special Powers of Attorney authorizing execution of this Form 10-K Annual Report have been granted and are filed herewith as follows:

     Power of Attorney from Frank Borman.

     Power of Attorney from John L. Clendenin.

     Power of Attorney from Johnnetta B. Cole.

     Power of Attorney from Berry R. Cox.

     Power of Attorney from Milledge A. Hart, III.

     Power of Attorney from Donald R. Keough.

     Power of Attorney from Kenneth G. Langone.

     Power of Attorney from M. Faye Wilson.

27   Financial Data Schedule.  [Filed electronically with SEC only]