Form 10-Q
period 1997-05-04
HOME DEPOT INC
filed 1997-06-02
CIK 354950

                               Page 1 of 13
             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-Q
(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  May 4, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No _

                  APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          $.05 par value 486,339,169 Shares, as of May 29, 1997

                  THE HOME DEPOT, INC. AND SUBSIDIARIES

                            INDEX TO FORM 10-Q

                               May 4, 1997

                                                                       Page
Part I.  Financial Information:

     Item 1.  Financial Statements
     CONSOLIDATED STATEMENTS OF EARNINGS -
          Three-Month Periods
          Ended May 4,1997 and April 28, 1996                             3

     CONSOLIDATED CONDENSED BALANCE SHEETS -
          As of May 4,1997 and February 2, 1997                           4

     CONSOLIDATED STATEMENTS OF CASH FLOWS -
          Three-Month Periods
          Ended May 4, 1997 and April 28, 1996                            5

     NOTES TO CONSOLIDATED CONDENSED
        FINANCIAL STATEMENTS                                              6

     Item 2.  Management's Discussion and Analysis of Results
        of Operations and Financial Condition                           7 - 10

Part II.  Other Information:

     Item 4.  Submission of Matters to a Vote of Security Holders        11

     Item 6.  Exhibits and Reports on Form 8-K                           11

     Signature Page                                                      12

     Index to Exhibits                                                   13


                      PART I.  FINANCIAL INFORMATION

                   THE HOME DEPOT, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF EARNINGS

                                (Unaudited)

(In Thousands, Except Per Share Data)
                                                 Three Months Ended

                                               May 4,        April 28,
                                                1997           1996
Net Sales                                    $ 5,657,274      $ 4,362,215
Cost of Merchandise Sold                       4,105,480        3,142,285
  Gross Profit                                 1,551,794        1,219,930

Operating Expenses:
 Selling and Store Operating                   1,014,580          815,659
 Pre-Opening                                      13,039           12,859
 General and Administrative                       97,605           72,100
  Total Operating Expenses                     1,125,224          900,618

Operating Income                                 426,570          319,312

Interest Income (Expense):
 Interest and Investment Income                    9,978            4,126
 Interest Expense                                (10,839)          (2,329)
  Interest, Net                                     (861)           1,797

Minority Interest                                 (2,075)            (350)
  Earnings Before Income Taxes                   423,634          320,759

Income Taxes                                     164,800          125,740

  Net Earnings                               $   258,834      $   195,019

Earnings Per Common and
 Common Equivalent Share                     $      0.53      $      0.41
Dividends Per Share                          $      0.06      $      0.05

Weighted Average Number of Common
 and Common Equivalent Shares                    503,218          480,187

See accompanying notes to consolidated condensed financial statements.

                   THE HOME DEPOT INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                (Unaudited)
(In Thousands, Except Share Data)
                                               May 4,     February 2,
                                                1997         1997
ASSETS
Current Assets:
 Cash and Cash Equivalents               $   614,174    $   146,006
 Short-Term Investments                      427,366        412,430
 Receivables, Net                            348,913        388,416
 Merchandise Inventories                   3,249,236      2,708,283
 Other Current Assets                         84,433         54,238
  Total Current Assets                     4,724,122      3,709,373

 Property and Equipment, at cost           6,434,961      6,149,816
 Less: Accumulated Depreciation
   and Amortization                         (784,516)      (712,770)
  Net Property and Equipment               5,650,445      5,437,046

 Long-Term Investments                         ----           8,480
 Notes Receivable                             24,684         39,518
 Cost in Excess of the Fair Value
   of Net Assets Acquired                     84,246         86,540
 Other                                        65,169         60,753
                                         $10,548,666    $ 9,341,710

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts Payable                        $ 1,792,742    $ 1,089,736
 Accrued Salaries and Related Expenses       243,462        249,356
 Sales Taxes Payable                         165,447        129,284
 Other Accrued Expenses                      342,812        322,503
 Income Taxes Payable                        184,979         48,728
 Current Installments of Long-Term Debt        1,834          2,519
  Total Current Liabilities                2,731,276      1,842,126

Long-Term Debt, excluding
  current installments                     1,259,534      1,246,593
Other Long-Term Liabilities                  163,731        134,034
Deferred Income Taxes                         66,309         66,020
Minority Interest                             97,593         97,751

Stockholders' Equity:
 Common Stock, par value $0.05.
   Authorized: 1,000,000,000 shares;
   issued and outstanding - 486,190,000
   shares at 5/4/97 and 480,515,000
   shares at 2/2/97                           24,309         24,026
 Paid-In Capital                           2,574,545      2,523,093
 Retained Earnings                         3,639,747      3,406,592
 Cumulative Translation Adjustments           (6,789)         2,173
 Unrealized Loss on Investments, Net            (824)          (168)
                                           6,230,988      5,955,716

 Less Shares Held in Employee
   Benefit Trust                                (765)          (530)

   Total Stockholders' Equity              6,230,223      5,955,186

                                         $10,548,666    $ 9,341,710

See accompanying notes to consolidated condensed financial statements.

                   THE HOME DEPOT, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (Unaudited)

(In Thousands)
Three Months Ended

                                             May 4, 1997   April 28, 1996

Cash Provided from Operations:
Net Earnings                                 $   258,834     $   195,019

Reconciliation of Net Earnings to Net Cash
 Provided by Operations:
  Depreciation and Amortization                   67,394          52,973
  Deferred Income Tax Expense                        658             691
  Decrease in Receivables, Net                    28,013          49,213
  Increase in Merchandise Inventories           (523,875)       (348,348)
  Increase in Accounts Payable and
    Accrued Expenses                             765,377         556,022
  Increase in Income Taxes Payable               141,188         111,786
  Other                                          (17,145)          7,679
     Net Cash Provided by Operations             720,444         625,035

Cash Flows Used in Investing Activities:

Capital Expenditures                            (265,851)       (279,083)
Proceeds from Sales of Property and
  Equipment                                        9,896           5,396
Proceeds from Sales of Investments                  ----          30,737
Purchases of Investments                         (23,559)            (63)
Proceeds from Maturities of Investments           15,926           7,734
Repayments of Advances Secured by Real
  Estate, Net                                     28,364           2,051
     Net Cash Used in Investing Activities      (235,224 )      (233,228)

Cash Flows Used in Financing Activities:

Repayments of Commercial Paper Obligations,
  Net                                               ----        (421,570)
Repayments of Notes Receivable from ESOP            ----             313
Principal Repayments of Long-Term Debt           (35,807)           (823)
Proceeds from Sale of Common Stock, Net           46,013          42,499
Cash Dividends Paid to Stockholders              (28,862)        (23,894)
Shares Purchased for Employee Benefit
  Trust                                             (235)           (247)
Minority Interest Contributions to
  Partnership                                      2,233           6,847
     Net Cash Used in Financing Activities       (16,658)       (396,875)

Decrease in Effect of Exchange Rate
  Changes on Cash                                   (394)            (29)
Increase (Decrease) in Cash and Cash
  Equivalents                                    468,168          (5,097)
Cash and Cash Equivalents at Beginning
  of Period                                      146,006          53,269
Cash and Cash Equivalents at End of Period   $   614,174     $    48,172

See accompanying notes to consolidated condensed financial statements.

                   THE HOME DEPOT, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               (Unaudited)

1.    Summary of Significant Accounting Policies:

      Basis  of  Presentation  -  The accompanying  consolidated  condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 2, 1997, as filed with the Securities and Exchange Commission (File No. 1-8207).

2.    Merger of Maintenance Warehouse

      On March 14, 1997, the Company acquired Maintenance Warehouse/America Corp. ("Maintenance Warehouse") through the exchange of all the common stock of Maintenance Warehouse for shares of The Home Depot, Inc. Common Stock. Maintenance Warehouse, which had sales of approximately $130 million in 1996, is the leading direct-mail marketer of maintenance, repair and operations products serving the U.S. building and facilities management market. The San Diego-based company will continue to operate under its own name as a subsidiary of the Company.

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

                                        Three Months Ended
                                                                 Percentage
                                                                  Increase
                                        May 4,    April 28,    (Decrease) in
                                         1997       1996       Dollar Amounts
Selected Consolidated
Statements of Earnings Data
Net Sales                               100.0%      100.0%        29.7%

Gross Profit                             27.4        28.0         27.2

Operating Expenses:
 Selling and Store Operating             18.0        18.7         24.4
 Pre-Opening                              0.2         0.3          1.4
 General and Administrative               1.7         1.7         35.4

  Total Operating Expenses               19.9        20.7         24.9

  Operating Income                        7.5         7.3         33.6

Interest Income (Expense):
 Interest and Investment Income           0.2         0.1        141.8
 Interest Expense                        (0.2)       ----        365.4
  Interest, Net                           0.0         0.1       (147.9)

  Minority Interest                       0.0         0.0        492.9

  Earnings Before Income Taxes            7.5         7.4         32.1

Income Taxes                              2.9         2.9         31.1
  Net Earnings                            4.6%        4.5%        32.7%

Selected Consolidated Sales Data

Number of Transactions (000's)        129,744     104,209         24.5%

Average Amount of Sale Per
  Transaction                       $   43.45   $   41.86          3.8

Weighted Average Weekly Sales
Per Operating Store (000's)         $     834   $     782          6.7

Weighted Average Sales Per
Square Foot Per Operating
Store (000's)                       $     410   $     387          5.9%

                   THE HOME DEPOT, INC. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                               (CONTINUED)


RESULTS OF OPERATIONS

Sales for the first quarter of fiscal 1997 increased 30% to $5,657,274,000 compared to sales of $4,362,215,000 for the first quarter of fiscal 1996. The sales increase for the quarter was primarily attributable to new stores (536 at the end of the first quarter of fiscal 1997 compared to 441 at the end of the first quarter of fiscal 1996) and a comparable store-for-store sales increase of 11%. Relative to last year, the Company experienced more normal weather for the spring season in most regions, which contributed to the stronger year-over-year sales trends.

Gross profit as a percent of sales was 27.4% for the first quarter of fiscal 1997 compared to 28.0% for the comparable period of fiscal 1996. The gross profit rate decrease was primarily attributable to an earlier spring season versus last year, which resulted in higher sales penetrations of lumber and seasonal merchandise, which are lower margin categories.

Operating expenses as a percent of sales decreased to 19.9% for the first quarter of fiscal 1997 from 20.7% for the first quarter of fiscal 1996. Selling and store operating expenses as a percent of sales were 18.0% for the first quarter of fiscal 1997 compared to 18.7% for the first quarter of fiscal 1996. This decrease was partially attributable to the high comparable store-for-store sales increase and milder weather, which resulted in lower utilities and facility maintenance expenses as a percent of sales. As a percent of sales, net advertising expense for the first quarter of fiscal 1997 was lower than last year due to strong sales and increased co-op advertising. In addition, estimated unrecoverable costs for store relocations were lower than last year as a percent of sales. As a percent of sales, pre-opening expenses were 0.2% for the first quarter of fiscal 1997 compared to 0.3% for the comparable period last year. The decrease was attributable to efficiencies achieved in the store opening process and a higher proportion of store openings in markets with lower labor costs during the first quarter relative to plans for the rest of the year. The Company opened 24 new stores and relocated one store during the first quarter of fiscal 1997 compared to 18 new stores and four store relocations for the first quarter of fiscal 1996. General and administrative expenses as a percent of sales were 1.7% for both the first quarter of fiscal 1997 and fiscal 1996.

Net  interest as a percent of sales was 0.0% in the first quarter of fiscal
1997  as  compared to 0.1% in the first quarter of fiscal  1996.   Interest
expense increased due to the issuance of $1,104,000,000 of 3.25% Convertible Subordinated Notes ("the 3.25% Notes") during the third quarter of fiscal 1996. Also, capitalized interest was lower than last year primarily because of a lower average borrowing rate resulting from the low interest rate on the 3.25% Notes. Interest expense was partially offset by investment income generated from the proceeds of the 3.25% Notes.

                   THE HOME DEPOT, INC. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                (CONTINUED)

RESULTS OF OPERATIONS - (Continued)


The Company's combined federal and state effective income tax rate decreased to 38.9% for the first quarter of fiscal 1997 from 39.2% for the first quarter of fiscal 1996. During the fourth quarter of fiscal 1996, the Company adjusted its combined federal and state effective income tax rate to 38.9% for the fiscal year due to the new Worker's Opportunity tax credit and various state and local tax planning strategies.

Net earnings as a percent of sales were 4.6% for the first quarter of fiscal 1997, compared to 4.5% for the first quarter of fiscal 1996.

Earnings per share were $0.53 for the first quarter of fiscal 1997, up 29% from $0.41 in the first quarter of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from store operations provides the Company with a significant source of liquidity. Additionally, a significant portion of the Company's inventory is financed under vendor credit terms.

During the first three months of fiscal 1997, the Company opened 24 stores and relocated 1 store. During the remainder of fiscal 1997, the Company plans to open approximately 87 additional new stores and relocate 3 existing stores. In fiscal 1998, the Company plans to increase its total number of stores by approximately 21 to 22 percent. Although some of these locations will be leased directly, it is expected that many may be obtained through the purchase of pre-existing leasehold interests, the acquisition of land parcels and the construction or purchase of buildings during fiscal 1997. While the cost of new stores to be constructed and owned by the Company varies widely, principally due to land costs, new store costs (including land, building and fixtures) are currently estimated to average approximately $13,100,000 per location. The Company may purchase leasehold interests at varying amounts depending upon the value of such properties. In addition, each new store will require approximately $3,300,000 to finance inventories, net of vendor financing. The cost to remodel (including leasehold interests) and fixture stores to be leased is expected to average approximately $2,400,000 per store. Of the 111 new stores and 4 relocations planned to open in fiscal 1997, it is expected that 74% will be owned and the remainder will be leased.

                   THE HOME DEPOT, INC. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES - (Continued)

In June 1996, the Company entered into a $300,000,000 operating lease agreement for the purpose of financing construction costs of new stores. In May 1997, the Company increased its available funding under the operating lease agreement to $600,000,000, which will allow the Company to finance a portion of its 1998 store openings. As of May 4, 1997, the
Company had $1,041,540,000 in cash and short-term investments. Management believes that its current cash position, the proceeds from short-term investments, internally generated funds, funds available from the
$600,000,000   operating  lease  agreement,  funds   available   from   its
$800,000,000 commercial paper program, and/or the ability to obtain alternate sources of financing should enable the Company to complete its capital expenditure programs, including store expansion and renovation, through the next several fiscal years.

IMPACT OF INFLATION AND CHANGING PRICES

Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe inflation has had a material effect on sales or results of operations.

                        PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

        During the first quarter of fiscal 1997, no matters were submitted to a vote of security holders.

Item 6.                   Exhibits and Reports on Form 8-K

        (a)              Exhibits

           11.1 Computation  of  Earnings per Common and Common  Equivalent
                Share
           27.  Financial   Data  Schedule  (only  submitted  to   SEC   in
                electronic format)

        (b)    Reports on Form 8-K

           On  February 26, 1997, the Company filed a Form 8-K, pursuant to
           Item 5 - Other Event, reporting on the fiscal 1996 fourth quarter and year end results.

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


      June 2, 1997

                   THE HOME DEPOT, INC. AND SUBSIDIARIES

                             INDEX TO EXHIBITS




Exhibit     Description

 11.1       Computation of Earnings per Common and Common Equivalent Share

 27. Financial Data Schedule (only submitted to SEC in electronic format)
                                Page 13 of 13