Form 10-Q
period 1997-08-03
HOME DEPOT INC
filed 1997-08-28
CIK 354950

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-Q
(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  August 3, 1997

                                  - OR -
_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to

Commission file number 1-8207

                           THE HOME DEPOT, INC.

          (Exact name of registrant as specified in its charter)

     Delaware                                  95-3261426

(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)               Identification Number)

2455 Paces Ferry Road N.W.         Atlanta, Georgia         30339-4024

(Address of principal executive offices)                    (Zip Code)

                              (770) 433-8211

           (Registrant's telephone number, including area code)

2727 Paces Ferry Road, Atlanta, GA 30339-4024

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

         $.05 par value 730,025,818 Shares, as of August 20, 1997

                  THE HOME DEPOT, INC. AND SUBSIDIARIES

                            INDEX TO FORM 10-Q

                              August 3, 1997

                                                                       Page
Part I.  Financial Information:

     Item 1.  Financial Statements
     CONSOLIDATED STATEMENTS OF EARNINGS -
          Three-Month and Six-Month Periods
          Ended August 3, 1997 and July 28, 1996                          3

     CONSOLIDATED CONDENSED BALANCE SHEETS -
          As of August 3, 1997 and February 2, 1997                       4

     CONSOLIDATED STATEMENTS OF CASH FLOWS -
          Six-Month Periods
          Ended August 3, 1997 and July 28, 1996                          5

     NOTES TO CONDENSED CONSOLIDATED
        FINANCIAL STATEMENTS                                              6

     Item 2.  Management's Discussion and Analysis of Results
              of Operations and Financial Condition......................7 -10

Part II.  Other Information:

     Item 4.  Submission of Matters to a Vote of Security Holders        11

     Item 6.  Exhibits and Reports on Form 8-K                           11

     Signature Page                                                      12

     Index to Exhibits                                                   13

                      PART I.  FINANCIAL INFORMATION

                   THE HOME DEPOT, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF EARNINGS

                                (Unaudited)

(In Thousands, Except Per Share Data)
                              Three Months Ended       Six Months Ended

                              August 3,    July 28,   August 3,     July 28,
                                 1997        1996       1997          1996
Net Sales                    $6,550,221  $5,292,917  $12,207,495  $9,655,132
Cost of Merchandise Sold      4,749,517   3,856,022    8,854,997   6,998,307
  Gross Profit                1,800,704   1,436,895    3,352,498   2,656,825

Operating Expenses:
 Selling and Store Operating  1,098,214     901,407    2,112,794   1,717,066
 Pre-Opening                     13,879      10,143       26,918      23,002
 General and Administrative     101,142      80,108      198,747     152,208
  Total Operating Expenses    1,213,235     991,658    2,338,459   1,892,276

  Operating Income              587,469     445,237    1,014,039     764,549

Interest Income (Expense):
 Interest and Investment
   Income                        14,256       2,833       24,234       6,959
 Interest Expense               (10,853)       (405)     (21,692)     (2,734)
  Interest, Net                   3,403       2,428        2,542       4,225

Minority Interest                (5,144)     (3,301)      (7,219)     (3,651)

  Earnings Before Income
    Taxes                       585,728     444,364     1,009,362     765,123

Income Taxes                    227,850     174,190       392,650     299,930

  Net Earnings               $  357,878  $  270,174    $  616,712  $  465,193

Earnings Per Common and
 Common Equivalent Share     $     0.48  $     0.37    $     0.83  $     0.64

Dividends Per Share          $     0.05  $     0.04    $     0.09  $     0.07

Weighted Average Number of
 Common and Common
 Equivalent Shares              763,514     723,669       761,336     722,076

See accompanying notes to consolidated condensed financial statements.

                   THE HOME DEPOT INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                (Unaudited)
(In Thousands, Except Share Data)
                                          August 3,    February 2,
                                            1997             1997
ASSETS
Current Assets:
 Cash and Cash Equivalents              $   473,258     $   146,006
 Short-Term Investments                     435,090         412,430
 Receivables, Net                           399,661         388,416
 Merchandise Inventories                  3,196,919       2,708,283
 Other Current Assets                        90,443          54,238
  Total Current Assets                    4,595,371       3,709,373

 Property and Equipment, at cost          6,731,581       6,149,816
 Less: Accumulated Depreciation
  and Amortization                         (851,578)       (712,770)
  Net Property and Equipment              5,880,003       5,437,046

 Long-Term Investments                        ----            8,480
 Notes Receivable                            26,097          39,518
 Cost in Excess of the Fair
  Value of Net Assets Acquired               83,554          86,540
 Other                                       77,139          60,753
                                        $10,662,164     $ 9,341,710

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts Payable                       $ 1,573,822     $ 1,089,736
 Accrued Salaries and Related
  Expenses                                  286,379         249,356
 Sales Taxes Payable                        164,576         129,284
 Other Accrued Expenses                     396,463         322,503
 Income Taxes Payable                        57,761          48,728
 Current Installments of Long-Term
    Debt                                      4,497           2,519
  Total Current Liabilities               2,483,498       1,842,126

Long-Term Debt, excluding
 current installments                     1,262,180       1,246,593
Other Long-Term Liabilities                 174,421         134,034
Deferred Income Taxes                        66,297          66,020
Minority Interest                           102,847          97,751

Stockholders' Equity:
 Common Stock, par value $0.05.
  Authorized: 1,000,000,000 shares;
  issued and outstanding -
  729,973,000 shares at 8/3/97
  and 720,773,000 shares at
  2/2/97                                     36,499          36,038
 Paid-In Capital                          2,586,255       2,511,081
 Retained Earnings                        3,961,143       3,406,592
 Cumulative Translation Adjustments          (6,960)          2,173
 Unrealized Loss on Investments, Net           (847)           (168)
                                          6,576,090       5,955,716

 Less: Shares Held in Employee
  Benefit Trust                                 862             530
           Deferred Compensation
             Plans                            2,307            ----


       Total Stockholders' Equity         6,572,921       5,955,186

                                        $10,662,164     $ 9,341,710

See accompanying notes to consolidated condensed financial statements.

                   THE HOME DEPOT, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (Unaudited)

(In Thousands)
Six Months Ended

                                          August 3, 1997        July 28, 1996
Cash Provided from Operations:

Net Earnings                                 $   616,712          $   465,193

Reconciliation of Net Earnings to Net Cash
 Provided by Operations:
  Depreciation and Amortization                  134,203              109,332
  Deferred Income Tax Expense                        658                5,239
  (Increase) Decrease in Receivables, Net         (3,994)              10,459
  Increase in Merchandise Inventories           (471,565)            (335,628)
  Increase in Accounts Payable and
    Accrued Expenses                             649,636              545,634
  Increase in Income Taxes Payable                17,574               47,932
  Other                                          (11,450)              17,495
     Net Cash Provided by Operations             931,774              865,656

Cash Flows Used In Investing Activities:

Capital Expenditures                            (584,846)            (532,354)
Proceeds from Sales of Property and
  Equipment                                       24,438                9,709
Proceeds from Sales of Investments                  ----               40,737
Purchase of Investments                          (64,730)                (211)
Proceeds from Maturities of Investments           49,441               25,606
Repayments of Advances Secured by Real
  Estate, Net                                      8,238               11,489
     Net Cash Used in Investing Activities      (567,459)            (445,024)

Cash Flows Used in Financing Activities:

Repayments of Commercial Paper
  Obligations, Net                                 ----              (454,000)
Repayments of Notes Receivable from ESOP           ----                 5,649
Principal Repayments of Long-Term Debt           (36,680)              (1,357)
Proceeds from Sale of Common Stock, Net           64,012               55,637
Cash Dividends Paid to Stockholders              (65,344)             (52,631)
Contributions to Deferred Compensation
  Plan Trust                                         (96)                ----
Shares Purchased for Employee Benefit Trust         (235)                (247)
Minority Interest Contributions to
  Partnership                                      1,667                6,380
     Net Cash Used by Financing Activities       (36,676)            (440,569)

Effect of Exchange Rate Changes on Cash             (387)                (108)
Increase (Decrease) in Cash and Cash
  Equivalents                                    327,252              (20,045)
Cash and Cash Equivalents at Beginning of
  Period                                         146,006               53,269
Cash and Cash Equivalents at End of Period   $   473,258           $   33,224

See accompanying notes to consolidated condensed financial statements.

                   THE HOME DEPOT, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               (Unaudited)

1.    Summary of Significant Accounting Policies:

      Basis  of  Presentation  -  The accompanying  consolidated  condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 2, 1997 filed with the Securities and Exchange Commission (File No. 1-8207).

2.    Joint Venture Agreement with S.A.C.I. Falabella

      On June 11, 1997, the Company entered into an agreement formalizing a joint venture with S.A.C.I. Falabella ("Falabella"), a leading department store retailer in Chile, to facilitate The Home Depot's entry into the Chilean market. The Home Depot's controlling share of the joint venture will be 66.67 percent. The alliance with S.A.C.I. Falabella is expected to enhance The Home Depot's presence in the Chilean market, offer attractive real estate opportunities and provide assistance with, among other things, systems, credit marketing and distribution logistics.

3.    Stock Split

      On May 28, 1997, the Board of Directors authorized a three-for-two stock split, effected in the form of a stock dividend, which was mailed on July 3, 1997, to stockholders of record on June 12, 1997. This distribution resulted in a transfer of $12,160,000 to common stock from paid-in-capital. The accompanying financial statements and management's discussion and analysis of results of operations and financial condition, including all share and per share amounts have been adjusted to reflect this transaction.

4.    Maintenance Warehouse Merger

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

                                                                  Percentage
                                                                   Increase
                                                                (Decrease) in
                       Three Months Ended    Six Months Ended    Dollar Amounts

Selected Consolidated       Aug. 3,  July 28,  Aug. 3,  July 28,  Three    Six
Statements of Earnings Data  1997      1996     1997      1996   Months Months
Net Sales                 100.0%    100.0%    100.0%    100.0%    23.8%  26.4%

Gross Profit               27.5      27.1      27.4      27.5     25.3   26.2

Operating Expenses:
 Selling and
   Store Operating         16.8      17.0      17.3      17.8     21.8   23.0
 Pre-Opening                0.2       0.2       0.2       0.2     36.8   17.0
 General and
  Administrative            1.5       1.5       1.6       1.6     26.3   30.6

  Total Operating
     Expenses              18.5      18.7      19.1      19.6     22.3   23.6

  Operating Income          9.0       8.4       8.3       7.9     31.9   32.6

Interest Income
  (Expense):
 Interest and Investment
   Income                   0.2       0.1       0.2       0.1    403.2  248.2
 Interest Expense          (0.2)      ---      (0.2)     (0.1)  2579.8  693.4

  Interest, Net             0.0       0.1       0.0       0.0     40.2  (39.8)

Minority Interest          (0.1)     (0.1)     (0.0)      0.0     55.8   97.7

  Earnings Before
   Income Taxes             8.9       8.4       8.3       7.9     31.8   31.9

Income Taxes                3.4       3.3       3.2       3.1     30.8   30.9
  Net Earnings              5.5%      5.1%      5.1%      4.8%    32.5   32.6

Selected Consolidated Sales
Data

Number of
  Transactions (000's)     148,994   124,840   278,739   229,048  19.3   21.7

Average Amount of Sale
 Per Transaction           $ 43.71   $ 42.40   $ 43.59   $ 42.15   3.1    3.4

Weighted Average
  Weekly Sales
Per Operating
  Store (000's)            $   922   $   911   $   879   $   848   1.0    3.7

Weighted Average
Sales Per Square Foot      $   452   $   450   $   431   $   419   0.6    2.9

                   THE HOME DEPOT, INC. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                               (CONTINUED)

RESULTS OF OPERATIONS

Sales for the second quarter of fiscal 1997 increased 24% to $6,550,221,000 compared to sales of $5,292,917,000 for the second quarter of fiscal 1996. For the first six months of fiscal 1997, sales increased 26% to $12,207,495,000 from sales of $9,655,132,000 for the comparable period in fiscal 1996. The sales increase for both periods was primarily attributable to new stores (559 at the end of the second quarter of fiscal 1997 compared to 456 at the end of the second quarter of fiscal 1996) and a comparable store-for-store sales increase of 5% and 8% for the second quarter and first six months of fiscal 1997, respectively. Management believes that the comp sales comparison for the second quarter of fiscal 1997 was negatively impacted by higher than normal sales during the second quarter of fiscal 1996. Pent-up demand materialized from a late start to the 1996 spring season.

Gross profit as a percent of sales was 27.5% for the second quarter of fiscal 1997 compared to 27.1% for the comparable period of fiscal 1996. The increase for the quarter was primarily attributable to product line reviews which resulted in lower cost of goods in certain product categories, other merchandising initiatives, product mix changes, as well as lower and more stable lumber costs. For the first six months of both fiscal 1997 gross profit as a percent of sales was 27.4% compared to 27.5% for the comparable period of fiscal 1996.

Operating expenses as a percent of sales decreased to 18.5% for the second quarter of fiscal 1997 from 18.7% for the same period of fiscal 1996.
Selling and store operating expenses as a percent of sales decreased to 16.8% for the second quarter of fiscal 1997, from 17.0% for the second quarter of fiscal 1996. The decrease for the second quarter was attributable to, among other things, lower net advertising expenses due to higher cooperative participation from vendors, lower store relocation costs (estimated unrecoverable costs for one future store relocation was expensed in the second quarter of fiscal 1997 compared to expenses for three store relocations in the second quarter of fiscal 1996), and lower insurance expense as a percent of sales resulting from favorable claims experience for the Company's self-funded insurance programs. Also, the Company incurred one-time expenditures related to the Olympic Games during the second quarter of fiscal 1996. For the first six months of fiscal 1997 operating expenses as a percent of sales were down to 19.1% from 19.6% for the same period of fiscal 1996. Selling and store operating expenses, as a percent of sales, decreased to 17.3% for the first six months of fiscal 1997 from 17.8% for the first six months of fiscal 1996. The decrease as a percent of sales for the first six months of fiscal 1997 was partially attributable to the high comparable store-for-store sales increase for the first quarter of fiscal 1997. In addition, lower utilities and facility maintenance expenses as a percent of sales resulted from milder weather in the first quarter and expenses for net advertising, store relocations, insurance costs, and one-time Olympic expenses were lower as a percent of sales as described above.

Pre-opening expenses as a percent of sales were 0.2% for both the second quarter and first six months of fiscal 1997 and fiscal 1996. The Company opened 23 new stores in the second quarter of fiscal 1997 compared to 15 new stores and one relocation in the second quarter of fiscal 1996. General and administrative expenses as a percent of sales were 1.5% for both the second quarters of fiscal 1997 and fiscal 1996 and 1.6% for the first six months of fiscal 1997 and fiscal 1996.

                   THE HOME DEPOT, INC. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                (CONTINUED)

RESULTS OF OPERATIONS - (Continued)

Net interest income as a percent of sales decreased to 0.0% for the second quarter of fiscal 1997 from 0.1% for the same period of fiscal 1996 and was 0.0% for the first six months of both fiscal 1997 and fiscal 1996. Interest and investment income as a percent of sales for the second quarter and first six months of fiscal 1997 increased to 0.2% from 0.1% for the second quarter and first six months of fiscal 1996 due to investment income generated from the remaining proceeds of the 3.25% Convertible Subordinated Notes issued in October 1996. Interest expense as a percent of sales for the second quarter and first six months of fiscal 1997 increased to 0.2% from 0.0% for the second quarter and 0.1% for the first six months of fiscal 1996 due to the interest expense on the Notes.


The Company's combined Federal and state effective income tax rate decreased to 38.9% for the second quarter and first six months of fiscal 1997 from 39.2% for the comparable periods of fiscal 1996. During the fourth quarter of fiscal 1996, the Company adjusted its combined federal and state effective income tax rate to 38.9% for the fiscal year due to lower tax-advantaged investments and a higher effective state income tax rate, particularly offset by various state and local tax planning strategies.

Net earnings as a percent of sales were 5.5% and 5.1% for the second quarter and first six months of fiscal 1997, respectively, compared to 5.1% and 4.8% for the second q uarter and first six months of fiscal 1996.

Earnings per share were $0.48 and $0.83 for the second quarter and first six months of fiscal 1997, respectively, compared to $0.37 and $0.64 for the second quarter and first six months of fiscal 1996, respectively.


LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from store operations provides the Company with a significant source of liquidity. Additionally, a significant portion of the Company's inventory is financed under vendor credit terms.

During  the first six months of fiscal 1997, the Company opened  47  stores
and  relocated 1 store.   During the remainder of fiscal 1997, the  Company
plans to open approximately 64 additional new stores and relocate 3 existing stores. In fiscal 1998, the Company plans to increase its total
number of stores by approximately 21 to 22 percent.   Although some of these
locations will be leased directly, it is expected that many may be obtained through the purchase of pre-existing leasehold interests, the acquisition of land parcels and the construction or purchase of buildings during fiscal 1997. While the cost of new stores to be constructed and owned by the Company varies widely, principally due to land costs, new store costs (including land, building and fixtures) are currently estimated to average approximately $13,000,000 per location. The Company may purchase

                   THE HOME DEPOT, INC. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES - (Continued)

leasehold interests at varying amounts depending upon the value of such properties. In addition, each new store will require approximately $3,400,000 to finance inventories, net of vendor financing. The cost to remodel (including leasehold interests) and fixture stores to be leased is expected to average approximately $2,500,000 per store. Of the 111 new stores and 4 relocations planned in fiscal 1997, it is expected that approximately 70% will be owned and the remainder will be leased.

In June 1996, the Company entered into a $300,000,000 operating lease agreement for the purpose of financing construction costs of new stores. In May 1997, the Company increased its available funding under the operating lease agreement to $600,000,000. As of August 3, 1997, the Company had $908,348,000 in cash and short-term investments. Management believes that its current cash position, the proceeds from short-term investments, internally generated funds, funds available from the $600,000,000 operating lease agreement, and/or the ability to obtain alternate sources of financing, including the ability to raise financing under its commercial paper program, should enable the Company to complete its capital expenditure programs, including store expansion and renovation, through the next several fiscal years.


IMPACT OF INFLATION AND CHANGING PRICES

Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe inflation has had a material effect on sales or results of operations.

                        PART II. OTHER INFORMATION




Item 4. Submission of Matters to a Vote of Security Holders.

        At the Company's Annual Meeting of Stockholders, on May 28, 1997, the stockholders elected the slate of nominees for election as director with votes cast as follows: Col. Frank Borman had 416,074,398 shares for and 7,311,818 shares withheld; Mr. Ronald M. Brill had 416,472,889 shares for and 6,913,327 shares withheld; Mr. Berry R. Cox had 416,417,600 shares for and 6,968,616 shares withheld; and Mr. Ronald A. Matricaria had 413,872,465 shares for and 9,513,751 shares withheld. There were no abstentions or broker non-votes applicable to the election of directors. The following other directors have terms of office as a director that continued after the meeting: Mr. Arthur M. Blank, Mr. John L. Clendenin, Dr. Johnnetta B. Cole, Mr. Milledge A. Hart, III, Mr. Donald R. Keough, Mr. Kenneth G. Langone, Mr. Bernard Marcus and Ms. M. Faye Wilson.

        The stockholders approved The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan with votes cast as follows: 237,760,918 shares for; 102,055,909 shares against; 2,680,062 shares abstained and 80,889,327 broker non-votes.

        The stockholders approved the Company's Nonemployee Directors' Deferred Stock Compensation Plan with votes cast as follows:
        331,799,589 shares for; 7,774,782 shares against; 2,922,517  shares abstained; and 80,889,328 broker non-votes.

        The stockholders did not adopt a proposal to amend the Company's Bylaws to require that the Board of Directors consist of a majority of independent directors with votes cast as follows:
        82,035,043  shares  for;  241,969,792  shares  against;  17,978,052 shares abstained; and 81,403,329 broker non-votes.

        The stockholders did not adopt a proposal to amend the Company's Bylaws to require that an independent director who was not formerly the chief executive of the Company serve as chair of the board with votes cast as follows: 69,220,478 shares for; 259,549,706 shares against; 13,726,702 shares abstained; and 80,889,330 broker non-votes.


Item 6.                   Exhibits and Reports on Form 8-K

        (a)              Exhibits

           11.1 Computation  of  Earnings per Common and Common  Equivalent
                Share

        (b)    Reports on Form 8-K

           No reports on Form 8-K were filed during the quarter ended August 3, 1997.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            THE HOME DEPOT, INC.
                                               (Registrant)



                                          By:   /s/ Arthur M. Blank
                                              Arthur M. Blank
                                              CEO, President & COO




                                             /s/ Marshall L. Day
                                               Marshall L. Day
                                             Senior Vice President
                                              Chief Financial Officer


   August 28, 1997

                   THE HOME DEPOT, INC. AND SUBSIDIARIES

                             INDEX TO EXHIBITS




Exhibit     Description

 11.1       Computation of Earnings per Common and Common Equivalent Share

 27. Financial Data Schedule (only submitted to SEC in electronic format)