Form 10-Q
period 1997-11-02
HOME DEPOT INC
filed 1997-12-02
CIK 354950

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      November 2, 1997

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

                            (770)433-8211

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

        $.05 par value 731,543,951 Shares, as of November 19, 1997

                  THE HOME DEPOT, INC. AND SUBSIDIARIES

                            INDEX TO FORM 10-Q

                             November 2, 1997


Part I.  Financial Information:

     Item 1.  Financial Statements
     CONSOLIDATED STATEMENTS OF EARNINGS -
          Three-Month and Nine-Month Periods
          Ended November 2, 1997 and October 27, 1996                  3

     CONSOLIDATED CONDENSED BALANCE SHEETS -
          As of November 2, 1997 and February 2, 1997                  4

     CONSOLIDATED STATEMENTS OF CASH FLOWS -
          Nine-Month Periods Ended November 2, 1997
          and October 27, 1996......................                   5

     NOTES TO CONDENSED CONSOLIDATED
        FINANCIAL STATEMENTS                                        6 -7

     Item 2.  Management's Discussion and Analysis of Results
            of Operations and Financial Condition.................8 - 11

Part II.  Other Information:

     Item 3.  Submission of Matters to a Vote of Security Holders     12

     Item 4.  Exhibits and Reports on Form 8-K                        12

     Signature Page                                                   13

     Index to Exhibits                                                14

                      PART I.  FINANCIAL INFORMATION

                   THE HOME DEPOT, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF EARNINGS

                                (Unaudited)
(In Thousands, Except Per Share Data)
                             Three Months Ended           Nine Months Ended

                          November 2,  October 27,    November 2,  October 27,
                            1997          1996            1997         1996
Net Sales                   $6,217,045   $4,921,831  $18,424,540  $14,576,963
Cost of Merchandise Sold     4,490,920    3,583,580   13,345,917   10,581,887
  Gross Profit               1,726,125    1,338,251    5,078,623    3,995,076

Operating Expenses:
 Selling and Store
   Operating                 1,113,079      877,861    3,225,873    2,594,927
 Pre-Opening                    15,781       14,638       42,699       37,640
 General and Administrative    106,304       81,889      305,051      234,097
 Non-Recurring Charge          104,000         -0-       104,000         -0-
  Total Operating Expenses   1,339,164      974,388    3,677,623    2,866,664

  Operating Income             386,961      363,863    1,401,000    1,128,412

Interest Income (Expense):
 Interest and Investment
   Income                       12,817        5,856       37,051       12,815
 Interest Expense              (10,043)      (2,834)     (31,735)      (5,568)
  Interest, Net                  2,774        3,022        5,316        7,247

Minority Interest               (3,687)      (2,774)     (10,906)      (6,425)

  Earnings Before Income
    Taxes                      386,048      364,111    1,395,410    1,129,234

Income Taxes                   150,170      142,740      542,820      442,670

  Net Earnings              $  235,878   $  221,371   $  852,590   $  686,564

Earnings Per Common and
 Common Equivalent Share    $     0.32   $     0.30   $     1.14   $     0.95
Dividends Per Share         $     0.05   $     0.04   $     0.14   $     0.11

Weighted Average Number of
  Common and Common
  Equivalent Shares            765,560      731,888      763,706      725,366

See accompanying notes to consolidated condensed financial statements.

                   THE HOME DEPOT INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                (Unaudited)
(In Thousands, Except Share Data)
                                        November 2,       February 2,
ASSETS                                     1997             1997
Current Assets:
 Cash and Cash Equivalents              $   458,193       $   146,006
 Short-Term Investments                     287,501           412,430
 Receivables, Net                           532,560           388,416
 Merchandise Inventories                  3,477,625         2,708,283
 Other Current Assets                        77,722            54,238
  Total Current Assets                    4,833,601         3,709,373

 Property and Equipment, at cost          7,098,066         6,149,816
 Less: Accumulated Depreciation
       and Amortization                    (915,218)         (712,770)
  Net Property and Equipment              6,182,848         5,437,046

 Long-Term Investments                       15,000             8,480
 Notes Receivable                            27,313            39,518
 Cost in Excess of the Fair Value
   of Net Assets Acquired                    81,661            86,540
 Other                                       73,682            60,753
                                        $11,214,105       $ 9,341,710

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts Payable                       $ 1,758,277       $ 1,089,736
 Accrued Salaries and
   Related Expenses                         291,041           249,356
 Sales Taxes Payable                        163,909           129,284
 Other Accrued Expenses                     507,443           322,503
 Income Taxes Payable                        32,076            48,728
 Current Installments of
   Long-Term Debt                             7,905             2,519
  Total Current Liabilities               2,760,651         1,842,126

Long-Term Debt, excluding current
  installments                            1,285,581         1,246,593
Other Long-Term Liabilities                 176,637           134,034
Deferred Income Taxes                        66,308            66,020
Minority Interest                           110,701            97,751

Stockholders' Equity:
 Common Stock, par value $0.05.
   Authorized: 1,000,000,000 shares;
   issued and outstanding -
   731,451,000 shares at 11/2/97
   and 720,773,000 shares at
   2/2/97                                    36,572            36,038
 Paid-In Capital                          2,636,175         2,511,081
 Retained Earnings                        4,160,505         3,406,592
 Cumulative Translation Adjustments         (14,875)            2,173
 Unrealized Loss on Investments, Net           (803)             (168)
                                          6,817,574         5,955,716

 Less: Shares Held in Employee
       Benefit Trust                          1,116               530
           Deferred Compensation Plans        2,231              ----


       Total Stockholders' Equity         6,814,227         5,955,186

                                        $11,214,105       $ 9,341,710

See accompanying notes to consolidated condensed financial statements.

                   THE HOME DEPOT, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (Unaudited)

(In Thousands)
                                                   Nine Months Ended

                                           November 2, 1997   October 27, 1996
Cash Provided from Operations:
Net Earnings                                 $   852,590      $   686,564

Reconciliation of Net Earnings to Net Cash
 Provided by Operations:
  Depreciation and Amortization                  204,737          168,502
  Deferred Income Tax Expense                        657           18,747
  Increase in Receivables, Net                  (122,557)         (56,057)
  Increase in Merchandise Inventories           (755,677)        (473,854)
  Increase in Accounts Payable and
    Accrued Expenses                             952,948          732,823
  Increase in Income Taxes Payable                   371           13,252
  Other                                           14,357           35,490
     Net Cash Provided by Operations           1,147,426        1,125,467

Cash Flows From Investing Activities:

Capital Expenditures                            (984,915)        (874,690)
Proceeds from Sales of Property
  and Equipment                                   45,904           17,650
Proceeds from Sales of Investments                  ----           40,737
Purchase of Investments                         (193,576)        (189,105)
Proceeds from Maturities of Investments          311,487           25,836
Repayments of Advances Secured by
  Real Estate, Net                                (1,046)          13,128
     Net Cash Used in Investing Activities      (822,146)        (966,444)

Cash Flows From Financing Activities:
Proceeds from Long-Term Borrowings                14,998        1,092,960
Repayments of Commercial Paper
  Obligations, Net                                  ----         (620,000)
Repayments of Notes Receivable from ESOP            ----            8,074
Principal Repayments of Long-Term Debt           (37,151)          (2,077)
Proceeds from Sale of Common Stock, Net          105,834           93,378
Cash Dividends Paid to Stockholders             (101,860)         (81,383)
Contributions to Deferred Compensation
  Plan Trust                                        (197)            ----
Shares Purchased for Employee Benefit Trust         (587)            ----
Minority Interest Contributions to
  Partnership                                      6,146           13,208
     Net Cash (Used In)/Provided by
       Financing Activities                      (12,817)         504,160

Effect of Exchange Rate Changes on
  Cash, Net                                         (276)             248
Increase in Cash and Cash Equivalents            312,187          663,431
Cash and Cash Equivalents at Beginning
  of Period                                      146,006           53,269
Cash and Cash Equivalents at End of Period   $   458,193      $   716,700

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

2.    Joint Venture Agreement with S.A.C.I. Falabella

      On June 11, 1997, the Company entered into an agreement formalizing a joint venture with S.A.C.I. Falabella ("Falabella"), a leading department store retailer in Chile, to facilitate The Home Depot's entry into the Chilean market. The Home Depot's controlling share of the joint venture is
      66.67 percent. The alliance with Falabella is expected to enhance The Home Depot's presence in the Chilean market, offer attractive real estate opportunities and provide assistance with, among other things, systems, credit marketing and distribution logistics.

3.    Stock Split

      On May 28, 1997, the Board of Directors authorized a three-for-two stock split, effected in the form of a stock dividend, which was mailed on July 3, 1997, to stockholders of record on June 12, 1997. This distribution resulted in a transfer of $12,160,000 to common stock from paid-in capital. The accompanying financial statements and management's discussion and analysis of results of operations and financial condition, including all share and per share amounts, have been adjusted to reflect this transaction.

4.    Maintenance Warehouse Merger

      On March 14, 1997, the Company acquired Maintenance Warehouse/America Corp. ("Maintenance Warehouse") through the exchange of all the common stock of Maintenance Warehouse for shares of The Home Depot, Inc. Common Stock. Maintenance
      Warehouse, which had sales of approximately $130 million in 1996, is the leading direct-mail marketer of maintenance, repair and operations products serving the U.S. building and facilities management market. The San Diego-based company continues to operate under its own name as a subsidiary of the company.

                THE HOME DEPOT, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (Unaudited)


NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

5.    Lawsuit Settlement

       On September 19, 1997, the Company, without admitting any wrongdoing, entered into a settlement agreement with plaintiffs in the class action lawsuit Butler et. al. v. Home Depot, Inc.
       in  which  the  plaintiffs  had  asserted   claims  of  gender
       discrimination.   The Company also has  reached  agreements in
       principle to resolve three other lawsuits: Griffin et. al. v. Home Depot, Inc.; Tostajada v. Home Depot, Inc.; and Fleniken
       v. Home Depot, Inc., each of which involved claims of alleged gender discrimination. The Company recorded a pretax non-recurring charge of $104 million during the third quarter of
       fiscal 1997.   The one-time charge includes expected payments
       to the plaintiff class members in Butler and their attorneys, internal costs related to enhancing certain human resource programs, and settlement terms for the Griffin, Tostajada and Fleniken cases.


6.    Implementation of New Accounting Standard

      In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings Per Share." This statement is effective for financial statements issued for interim and annual periods ending after December 15, 1997. In the fourth quarter of fiscal 1997, the Company will begin reporting earnings per share based on the requirements of SFAS 128, which will include restating all prior periods presented, if appropriate. The Company currently reports primary earnings per share ("EPS") in accordance with Accounting Principles Board Opinion No. 15 ("APB No. 15"),
      "Earnings Per Share."    APB  No.  15 requires  the Primary EPS
      calculation to include convertible securities and stock options that are considered common stock equivalents. All of the Company's convertible securities and stock options are common stock equivalents, and therefore, are included in the calculation of Primary EPS. The diluted EPS calculation under SFAS 128 requires similar treatment for common stock equivalents. Implementation of SFAS 128 is not expected to have a material impact on the Company's reported Earnings Per Share.


7.    Subsequent Event

      On November 21, 1997, the Company acquired for cash the assets of privately held DeeKay Enterprises, Inc., owner of National Blind and Wallpaper Factory, a Detroit based telephone mail order service, and Habitat Wallpaper and Blinds, which operates 13 retail stores located in Illinois, Missouri and Ohio. The acquisition, which will not have a material effect on the Company's results of operations, will be accounted for using the purchase method of accounting.

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

                                                                 Percentage
                                                                  Increase
                                                                (Decrease) in
                       Three Months Ended   Nine Months Ended   Dollar Amounts

Selected Consolidated      Nov. 2,  Oct. 27,  Nov. 2,  Oct. 27,  Three   Nine
Statements of Earnings Data 1997      1996     1997      1996   Months  Months
Net Sales                  100.0%    100.0%   100.0%   100.0%    26.3%   26.4%

Gross Profit                27.8      27.2     27.6     27.4     29.0    27.1

Operating Expenses:
 Selling and Store
   Operating                17.9      17.8     17.5     17.8     26.8    24.3
 Pre-Opening                 0.3       0.3      0.2      0.3      7.8    13.4
 General and
   Administrative            1.7       1.7      1.7      1.6     29.8    30.3
 Non-Recurring Charge        1.7       0.0      0.6      0.0      N/A     N/A

  Total Operating
    Expenses                21.6      19.8     20.0     19.7     37.4    28.3
  Operating Income           6.2       7.4      7.6      7.7      6.3    24.2

Interest Income
  (Expense):
 Interest and Investment
   Income                    0.2       0.1      0.2      0.1    118.9   189.1
 Interest Expense           (0.2)     (0.0)    (0.2)    (0.1)   254.4   470.0

  Interest, Net              0.0       0.1      0.0      0.0     (8.2)  (26.6)

Minority Interest           (0.0)     (0.1)    (0.0)    (0.0)    32.9    69.7

  Earnings Before
    Income Taxes             6.2       7.4      7.6      7.7      6.0    23.6

Income Taxes                 2.4       2.9      3.0      3.1      5.2    22.6
  Net Earnings               3.8%      4.5%     4.6%     4.7%     6.6    24.2

Selected Consolidated
Sales Data

Number of
  Transactions (000's)     138,813   115,656  417,552  344,705   20.0    21.1

Average Amount of
 Sale Per Transaction      $44.50    $42.56   $43.89   $42.29     4.6     3.8

Weighted Average Weekly
  Sales Per Operating
  Store (000's)            $  838    $  815   $  865   $  836     2.8     3.5

Weighted Average
  Sales Per Square Foot    $  411    $  403   $  424   $  413     1.9     2.6

                 MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                               (CONTINUED)

RESULTS OF OPERATIONS - (Continued)

Sales for the third quarter of fiscal 1997 increased 26% to $6,217,045,000 compared to sales of $4,921,831,000 for the third quarter of fiscal 1996. For the first nine months of fiscal 1997, sales increased 26% to $18,424,540,000 from sales of $14,576,963,000 for the comparable period in fiscal 1996. The sales increase for both periods was primarily attributable to new stores (583 at the end of the third quarter of fiscal 1997 compared to 479 at the end of the third quarter of fiscal 1996) and a comparable store-for-store sales increase of 7% and 8% for the third quarter and first nine months of fiscal 1997, respectively.


Gross profit as a percent of sales was 27.8% for the third quarter of fiscal 1997 compared to 27.2% for the comparable period of fiscal 1996. The increase for the quarter was primarily attributable to merchandise line reviews, which resulted in lower cost of goods in certain product categories, other merchandising initiatives, improved shrink results, product mix changes and lower and more stable lumber costs. For the first nine months of fiscal 1997 gross profit as a percent of sales was 27.6% compared to 27.4% for the comparable period of fiscal 1996, also reflecting the improvements as described above.

Operating expenses as a percent of sales increased to 21.6% for the third quarter of fiscal 1997 from 19.8% for the same period of fiscal 1996. Operating expenses included a pre-tax non-recurring charge of $104,000,000 related to the settlements of a class action lawsuit and three other lawsuits. Excluding the non-recurring charge, operating expenses as a percent of sales were 19.9% for the third quarter of fiscal 1997. Selling and store operating expenses as a percent of sales increased to 17.9% for the third quarter of fiscal 1997 from 17.8% for the third quarter of fiscal 1996. The increase for the third quarter was attributable to, among other things, higher selling payroll related to an increased focus on certain merchandising categories that are more labor intensive, higher store relocation costs (estimated unrecoverable costs for two future store relocations were expensed in the third quarter of fiscal 1997 compared to expenses for one store relocation in the third quarter of fiscal 1996), additional store real estate related costs, and expenses for two distribution centers that are expected to close when the Company's Import Distribution Center in Savannah, Georgia is
fully operational in December of 1997.   Partially offsetting these
increases were lower net advertising expenses resulting from higher marketing funds provided by vendors.

For the first nine months of fiscal 1997 operating expenses as a percent of sales increased to 20.0% from 19.7% for the same period of fiscal 1996. Excluding the non-recurring charge, operating expenses as a percent of sales were 19.4% for the first nine months of fiscal 1997. Selling and store operating expenses, as a percent of sales, decreased to 17.5% for the first nine months of fiscal 1997 from 17.8% for the first nine months of fiscal 1996. The decrease was partially attributable to leveraging certain costs as a result of a comparable store-for-store sales increases of 8% for the first nine months of fiscal 1997. In addition, the

                MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                               (CONTINUED)

RESULTS OF OPERATIONS - (Continued)

Company incurred one-time expenditures related to the Olympic games during fiscal 1996. Also, net advertising expenses were lower as a percent of sales as described above.

Pre-opening expenses as a percent of sales were 0.3% and 0.2% for the third quarter and first nine months of fiscal 1997, respectively, compared to 0.3% for both the third quarter and first nine months of fiscal 1996, respectively. The Company opened 24 new stores and relocated 2 stores in the third quarter of fiscal 1997 compared to opening 23 new stores in the third quarter of fiscal 1996. General and administrative expenses as a percent of sales were 1.7% for the third quarter of both fiscal 1997 and fiscal 1996 and 1.7% for the first nine months of fiscal 1997 as compared to 1.6% for the first nine months of fiscal 1996. The increase for the nine month period was primarily attributable to costs incurred for initiatives that are expected to provide future benefits.

Net interest income as a percent of sales was 0.0% for the third quarter and first nine months of 1997 compared to 0.1% for the third quarter and 0.0% for the first nine months of fiscal 1996. Interest and investment income as a percent of sales for the third quarter and first nine months of fiscal 1997 increased to 0.2% from 0.1% for the third quarter and first nine months of fiscal 1996 due to investment income generated from the remaining proceeds of the 3.25% Convertible Subordinated Notes issued in October 1996 (the "Notes"). Interest expense as a percent of sales for the third quarter and first nine months of fiscal 1997 increased to 0.2% from 0.0% for the third quarter and 0.1% for the first nine months of fiscal 1996 due to the interest expense on the Notes.


The Company's combined federal and state effective income tax rate decreased to 38.9% for the third quarter and first nine months of fiscal 1997 from 39.2% for the comparable periods of fiscal 1996. During the fourth quarter of fiscal 1996, the Company adjusted its combined federal and state effective income tax rate to 38.9% for the fiscal year.

For the third quarter of fiscal 1997, net earnings as a percent of sales decreased to 3.8% from 4.5% for the third quarter of fiscal 1996. The decrease was primarily attributable to the non-recurring charge, partially offset by higher gross margins as described above. For the first nine months, net earnings were 4.6% and 4.7% of fiscal years 1997 and 1996, respectively. Excluding the non-recurring charge, net earnings as a percent of sales were 4.8% and 5.0% for the third quarter and first nine months of fiscal 1997, respectively, as compared to 4.5% and 4.7% for the third quarter and first nine months of fiscal 1996.

Earnings per share were $0.32 and $1.14 for the third quarter and first nine months of fiscal 1997, respectively. Excluding the non-recurring charge, earnings per share were $0.40 and $1.22 for the third quarter and first nine months of fiscal 1997, respectively, compared to $0.30 and $0.95 for the third quarter and first nine months of fiscal 1996, respectively.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                               (CONTINUED)

RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from store operations provides the Company with a significant source of liquidity. Additionally, a significant portion of the Company's inventory is financed under vendor credit terms.

During the first nine months of fiscal 1997, the Company opened 71 stores and relocated 3 stores. During the fourth quarter of fiscal 1997, the Company plans to open approximately 40 new stores and relocate 2 existing stores. In fiscal 1998, the Company plans to increase its total number of stores by approximately 21 to 22 percent. Although some of these locations will be leased directly, it is expected that many may be obtained through the purchase of pre-existing leasehold interests, the acquisition of land parcels and the construction or purchase of buildings during fiscal 1997. While the cost of new stores to be constructed and owned by the Company varies widely, principally due to land costs, new store costs (including land, building and fixtures) are currently estimated to average approximately $13,100,000 per location. The Company may purchase leasehold interests at varying amounts depending upon the value of such properties. In addition, each new store will require approximately $3,600,000 to finance inventories, net of vendor financing. The cost to remodel (including leasehold interests) and fixture stores to be leased is expected to average approximately $2,400,000 per store. Of the 111 new stores and 5 relocations planned in fiscal 1997, it is expected that approximately 65% will be owned and the remainder will be leased.

In June 1996, the Company entered into a $300,000,000 operating lease agreement for the purpose of financing construction costs of new stores. In May 1997, the Company increased its available funding under the operating lease agreement to $600,000,000. As of November 2, 1997, the Company had $745,694,000 in cash and short-term investments. Management believes that its current cash position, the proceeds from short-term investments, internally generated funds, remaining funds available from the $600,000,000 operating lease agreement, and/or the ability to obtain alternate sources of financing, including the ability to raise financing under its commercial paper program, should enable the Company to complete its capital expenditure programs, including store expansion and renovation, through the next several fiscal years.


IMPACT OF INFLATION AND CHANGING PRICES

Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe inflation has had a material effect on sales or results of operations.

                     PART II. OTHER INFORMATION



Item 1. Legal Proceedings

        The information required by Item 1 is incorporated by reference from Note 5 of the Notes to Consolidated Condensed Financial Statements included in Part I of this report.


Item 3. Submission of Matters to a Vote of Security Holders.

        During the third quarter of fiscal 1997, no matters were submitted to a vote of security holders.


Item 4. Exhibits and Reports on Form 8-K

        (a)    Exhibits

           11.1      Computation of Earnings per Common and Common Equivalent
                     Share
           27. Financial Data Schedule (only submitted to SEC in electronic format)

        (b)    Reports on Form 8-K

                     On September 23, 1997, the Company filed a Form 8-K, pursuant to Item 5 - Other Event, reporting the settlement of Butler et al. v. Home Depot, Inc. and and Frank, et al. v. Home Depot, Inc., Case Nos. 94-4335SI and 95-2182SI, respectively, pending in U.S. Dist. Ct., N.D. CA.

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


 December 2, 1997

                   THE HOME DEPOT, INC. AND SUBSIDIARIES

                             INDEX TO EXHIBITS




Exhibit     Description

 11.1       Computation of Earnings per Common and Common Equivalent Share

 27. Financial Data Schedule (only submitted to SEC in electronic format)