Form 10-K
period 1998-02-01
HOME DEPOT INC
filed 1998-04-23
CIK 354950

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended February 1, 1998

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

                     2455 Paces Ferry Road, Atlanta, Georgia
                    (Address of principal executive offices)

                                   30339-4024
                                   (Zip Code)

       Registrant's telephone number, including area code: (770) 433-8211

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                  Name of Each Exchange
              Title of Each Class                 on Which Registered
              -------------------                 -------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock of the Registrant held by nonaffiliates of the Registrant on March 30, 1998, was $45,507,418,306. The aggregate market value was computed by reference to the closing price of the stock on the New York Stock Exchange on such date. For the purposes of this response, executive officers and directors are deemed to be the affiliates of the Registrant and the holdings by nonaffiliates was computed at 688,202,923 shares.

The number of shares outstanding of the Registrant's Common Stock as of March 30, 1998 was 733,454,687 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's Proxy Statement for its Annual Meeting of Stockholders, to be held May 27, 1998, which has been filed pursuant to Regulation 14A within 120 days of the close of Registrant's fiscal year, is incorporated by reference in answer to Part III of this report but only to the extent indicated herein. In addition, pages 15 through 31 and the inside cover page of The Home Depot, Inc.'s 1997 Annual Report to Stockholders is incorporated by reference in answer to Items 6, 7 and 8 of Part II and Item 14(a) of Part IV of this report.

                                     PART I

Item 1.  BUSINESS

General

         The Home Depot, Inc. including its subsidiaries ("Home Depot" or "Company") is the leading retailer in the home improvement industry and ranks among the 10 largest retailers in the United States based on net sales volume. At fiscal year end, the Company was operating 624 stores, including 587 Home Depot stores and 5 EXPO(R) Design Center stores in the United States and 32 Home Depot stores in Canada. The aggregate total square footage of selling space was approximately 66,361,000 at year end.

         Home Depot stores sell a wide assortment of building materials and home improvement and lawn and garden products and average approximately 106,300 square feet of enclosed space per store, with an additional 16,000 to 28,000 square feet in the outside garden center area. Home Depot's operating strategy for its Home Depot stores is to offer a broad assortment of high quality merchandise at competitive prices utilizing highly knowledgeable, service-oriented personnel and aggressive advertising. The Company regularly checks competitors' prices to ensure that Home Depot's low "Day-In, Day-Out" warehouse prices are competitive within each market.

         Since a large portion of the Company's customers are individual homeowners, many of whom may have limited experience in do-it-yourself ("D-I-Y") projects, management considers its associates' knowledge of products and home improvement techniques and applications to be very important to its marketing approach and its ability to maintain customer satisfaction. Many D-I-Y customers take advantage of "how-to" classes taught by associates and vendors in Home Depot stores.

         Another segment of the Company's business activity is the buy-it-yourself ("B-I-Y") customer. The B-I-Y customer chooses products, makes the purchase and contracts with others to complete or install the project. For these customers, Home Depot offers installation services for a variety of products through third-party providers. Home Depot also devotes significant marketing, advertising and service efforts toward attracting professional remodelers and commercial users.

         The Company's EXPO Design Centers range from 81,000 to 145,000 square feet of selling space and provide products and services primarily related to design and renovation projects. The Company also offers, via direct mail facilities, maintenance and repair products through Maintenance Warehouse and wallpaper and custom window treatments through National Blind & Wallpaper Factory, both wholly-owned subsidiaries of The Home Depot, Inc. The Company's

Store Support Center (corporate office) is located at 2455 Paces Ferry Road, Atlanta, Georgia 30339-4024, telephone number (770) 433-8211.

Products

         A typical Home Depot store stocks approximately 40,000 to 50,000 product items, including variations in color and size. Each Home Depot store carries a wide selection of high quality and nationally advertised brand name merchandise. The table below shows the percentage of sales of each major product group for each of the last three fiscal years. These percentages may not necessarily be representative, however, of future product mix due to, among other things, the effects of promotional activities associated with opening additional Home Depot stores, changes in selling seasons due to unusual or delayed weather patterns and ongoing merchandising product line reviews conducted by management. Also, newly opened stores did not operate through a complete seasonal product cycle for all periods presented:

                                                                         Percentage of Sales for
                                                                            Fiscal Year Ended
                                                                            -----------------
                                                                     Jan. 28,     Feb. 2,     Feb. 1,
                                                                       1996        1997        1998
                                                                       ----        ----        ----
         Product Group
         -------------
         Building materials, lumber, floor and wall coverings......    33.9%       34.0%       34.2%
         Plumbing, heating, lighting and electrical supplies.......    27.7        27.4        27.1
         Seasonal and specialty items..............................    14.8        14.7        14.8
         Hardware and tools........................................    13.2        13.4        13.5
         Paint and other...........................................    10.4        10.5        10.4
                                                                      -----       -----       -----
                                                                      100.0%      100.0%      100.0%
                                                                      =====       =====       =====

         The Company sources its store merchandise from approximately 5,700 vendors worldwide, of which no single vendor accounts for as much as five percent of total purchases. The Company is not dependent on any single vendor. A substantial majority of merchandise is purchased directly from manufacturers, thereby eliminating costs of intermediaries. Management believes that competitive sources of supply are readily available for substantially all products the Company purchases for resale.

Store Growth

         At fiscal year end, Home Depot had stores in 41 states and four Canadian provinces, with approximately 50 percent of the U.S. stores being concentrated in California, Florida, Texas, Georgia, New York, New Jersey and Illinois. Although new Home Depot store openings for fiscal 1997 occurred primarily in existing markets, the Company continued its geographic expansion by opening stores in a number of new markets, including Prescott, Arizona; Pueblo, Colorado; Rockford, Illinois; Evansville, Indiana; Portland, Maine; Traverse City, Michigan; Kansas City, Missouri; Syracuse, New York; Akron, Canton, Cleveland, Toledo and Youngstown, Ohio; Beaumont and Lubbock, Texas; Williston, Vermont and Spokane, Washington. In addition, Home Depot stores were opened in two new Canadian markets: Winnipeg, Manitoba and Ottawa, Ontario.

         From the end of fiscal 1992 to the end of fiscal 1997, the Company increased its store count by an average of approximately 24 percent per year (from 214 to 624 stores) and increased the total store square footage by an average of approximately 26 percent per year (from 20,897,000 to 66,361,000 total square feet). Home Depot expects to continue to increase its store count in both existing and selected new markets on a basis consistent with its current policy of not exceeding a maximum growth rate of new stores of approximately 22 percent per year. During fiscal 1997, the Company opened 112 new stores and relocated 5 existing Home Depot stores. During fiscal 1998, the Company anticipates opening approximately 137 new stores. New Home Depot stores average approximately 108,000 square feet with an additional 16,000 to 28,000 square feet of outside selling and storage area.

Marketing, Sales & Distribution

         Management believes a number of the Company's existing Home Depot stores are operating at or above their optimum capacity. To enhance long-term market penetration, the Company has a strategy of opening new stores near the edge of the market areas served by existing stores. While such a strategy may initially have a negative impact on comparable store-for-store sales, the Company believes this "cannibalization" strategy increases customer satisfaction and overall market share by reducing delays in shopping, increasing utilization by existing customers and attracting new customers to more convenient locations. In an effort to more effectively respond to the demographics of certain markets, the Company has expanded its service hours to 24 hours a day in 15 store locations.

         Home Depot continued to introduce or refine a number of merchandising programs during fiscal 1997. Key among them is the Company's ongoing commitment to becoming the supplier of choice to a variety of professional customers, including remodelers, carpenters, plumbers, electricians, building maintenance professionals and designers. The Company has reacted to the needs of this group by enhancing and increasing quantities of key products for professional customers. In addition, the Company is testing additional product and service-related programs designed to increase sales to professional customers, including expanded commercial credit programs, delivery services and incremental dedicated staff.

         The Company's installed sales program is available, with varying services offered, in all of the Company's stores. There are approximately 3,500 installed sales vendors who, as independent, licensed contractors, are authorized by the Company to provide services to customers. This program targets the B-I-Y customer, who will purchase a product but either does not have the desire or ability to install the product.

         In fiscal 1998, the Company has opened one new EXPO Design Center store in Davie, Florida and plans to open an additional store in South Florida during the year. Unlike traditional Home Depot stores, EXPO Design Centers do not sell building materials and lumber, but focus instead on upscale interior design products and installation services. The Miami EXPO format (the "Miami Format"), from which future EXPO stores will be modeled with certain modifications, is different from the format of previous EXPO stores located in San Diego, California; Atlanta, Georgia; Long Island, New York and Dallas, Texas. When compared to the other EXPO stores, which average approximately 131,400 square feet of selling space, the Miami Format for EXPO is nearly 40 percent smaller in size, currently averaging approximately 83,500 square feet per store. In addition, the Miami Format is more project-oriented than the previous format. This format focuses on projects related to kitchen, bath, lighting, window, soft flooring and hard flooring. The only "cash and carry" items a customer can purchase at this store are items principally relating to such kinds of projects.

         Construction on the Company's new Import Distribution Center ("IDC") located in Savannah, Georgia was completed in fiscal 1997. Built with the intention of servicing the Company's stores located east of the Rocky Mountains, the IDC began shipments in April 1997 and by the end of fiscal 1997 was servicing all targeted stores. The 1.4 million square foot facility is staffed with approximately 600 associates. The IDC enables the Company to directly import products not currently available to customers or offer products currently sourced domestically from third party importers. Other benefits include quicker turnaround deliveries to stores, lower costs and improved quality control than would be possible if the products were purchased through third party importers.

         In fiscal 1997, the Company continued its marketing effort to support its sponsorship of the 1998 U.S. Olympic Team and Canadian Olympic Team's participation at the Winter Games. The Company will maintain its relationship with the U.S. Olympic Committee and the Canadian Olympic Committee for at least the next six years for the Olympic Games to be held in 2000, 2002 and 2004.

         The Company sponsored the "1997 National Home and Garden Show Series." Bringing together 16 of the nation's most successful consumer shows under one national sponsorship provided maximum exposure and support to the shows. Through this sponsorship, the Company played a key role in bringing attention to the most innovative lawn and garden, interior design and home improvement products and services to the general public.

         Homer TLC, Inc., an indirect wholly-owned subsidiary of The Home Depot, Inc., owns the trademarks "The Home Depot," and "EXPO," as well as the "Homer" advertising symbol and various private label brand names utilized by the Company. The Company's operating subsidiaries license from Homer TLC, Inc. the right to use this intellectual property. The Company believes its rights in this intellectual property are an important asset of the Company.

Other Operations

         In March 1997, the Company acquired Maintenance Warehouse/America Corp. ("Maintenance Warehouse"). Maintenance Warehouse is the leading direct mail marketer of maintenance, repair and operations products serving the multi-family housing and lodging facilities management market. At fiscal year end, Maintenance Warehouse employed approximately 500 associates. The Company believes that the acquisition of Maintenance Warehouse will provide the Company with an opportunity to increase its penetration of the professional customer market.

         In November 1997, the Company acquired the assets of privately-held Deekay Enterprises, Inc., owner of Detroit-based National Blind & Wallpaper Factory, a telephone mail order service for wallpaper and custom window treatments, and Habitat Wallpaper & Blinds, operator of 13 retail stores located in Illinois, Missouri and Ohio. The companies, now known as National Blinds & Wallpaper, Inc. and Habitat Stores, Inc., respectively, are wholly-owned subsidiaries of The Home Depot, Inc. At fiscal year end, National Blinds and Wallpaper, Inc. and Habitat Stores, Inc. employed approximately 280 and 150 associates, respectively. Management believes the acquisition of these companies will enhance the Company's customer service levels and competitive presence in wallpaper and custom window treatment products.

         In December 1997, the Company acquired the Load 'N Go(TM) program. This program offers rentals, at low hourly rates, of standard and specially-fitted pickup trucks and cargo vans for customers who choose not to wait for normal delivery schedules or who are unable to transport their purchases in their own vehicles. The program provides an alternative to customers from the regular delivery services offered by the Company. By the end of fiscal 1997, Load 'N Go was available in approximately 300 stores.

International Operations

         The Company's Canadian Home Depot stores are owned by a partnership, operating under the name The Home Depot Canada, between the Company and Molson Companies, Limited ("Molson"). The Company's controlling share of the partnership is seventy-five percent (75%). At any time after February 28, 2000, the Company has the option to purchase, or Molson has the option to cause the Company to purchase, the remaining twenty-five percent (25%) of The Home Depot Canada. The option price is based on the lesser of fair market value or a value determined by an agreed upon formula as of the option exercise date.

         The first Home Depot store located in Latin America is scheduled to open in Santiago, Chile in July 1998. Chile was chosen primarily because of its stable economy and government, growing middle class population and developed D-I-Y market. To facilitate entry into the market, the Company signed a joint venture agreement with S.A.C.I. Falabella, a leading department store retailer in Chile. The Company's controlling share of the venture is 66.67 percent. The Company believes its alliance with Falabella enhances the Company's presence in the Chilean market by offering attractive real estate opportunities and providing assistance with, among other things, systems, credit marketing and distribution logistics. The Company has offices in Santiago, Chile from which the day-to-day management of the operation is handled by a key management team comprised of both Chilean nationals and seasoned Home Depot managers.

         The Company also plans to open two stores in San Juan, Puerto Rico in fiscal 1998.

Information Systems

         Each store is equipped with a computerized point of sale system, electronic bar code scanning system and a UNIX Server. Management believes these systems provide efficient customer check-out (with an approximate 90 percent rate of scannable products), store-based inventory management, rapid order replenishment, labor planning support and item movement information. Faster registers as well as a new check approval system and a new receipt format have expedited transactions. To better serve the increasing number of customers applying for credit, the charge card approval process time has been reduced to less than 30 seconds. Store information is communicated to the Store Support Center's computers via a land-based frame relay network. These computers provide corporate, financial, merchandising and other back office function support.

         The Company is continuously assessing and upgrading its information systems to support its growth, reduce and control costs and enable better decision-making. The Company continues to realize greater efficiency as a result of its electronic data interchange ("EDI") program. Currently, most of the Company's highest volume vendors are participating in the EDI program. A paperless system, EDI electronically processes orders from buying offices to vendors, alerts the stores when the merchandise is to arrive and transmits invoice data from the vendors and motor carriers to the Store Support Center. In addition, during fiscal 1997 the Company continued to develop new computer systems to facilitate and improve product order replenishment in Home Depot stores.

Associate Development

         As of fiscal year end, Home Depot employed approximately 125,000 associates, of whom approximately 7,900 were salaried with the remainder compensated on an hourly basis. Approximately 76 percent of the Company's associates are employed on a full-time basis. To attract and retain qualified personnel, the Company seeks to maintain salary and wage levels above those of its competitors in its market areas. The Company's policy is to hire and train additional personnel in anticipation of future store expansion.

         The Company has never experienced a strike or any work stoppage, and management believes that its employee relations are satisfactory. There are no collective bargaining agreements covering any of the Company's associates.

         In fiscal 1997, the Company enhanced its training programs and began implementing other employment practices in its continuing effort to service the needs of its associates. Among the initiatives that will be implemented over the next two years are programs designed to increase associates' knowledge of merchandising departments and products and to educate, develop and test the skills of those associates who are interested in being promoted. In keeping with the Company's "pay-for-performance" philosophy, store managers will have access to geographic information regarding competitive salary rates in their respective markets. The Company operates its own television network and produces training and informational programs that are transmitted to stores via the satellite communications network and by videotape.

Competition

         The business of the Company is highly competitive, based in part on price, store location, customer service and depth of merchandise. In each of the markets served by the Company, there are a number of other chains of building supply houses, lumber yards and home improvement stores. In addition, the Company must compete, with respect to some of its products, with discount stores, local, regional and national hardware stores, mail order firms, warehouse clubs, independent building supply stores and, to a lesser extent, other retailers.

         Due to the variety of competition faced by the Company, management is unable to precisely measure the Company's market share in its existing market areas. Management, however, believes that the Company is an effective and significant competitor in its markets, and that its market share, currently defined as including the Do-It-Yourself/Buy-It-Yourself, Tradesmen, Builders/General Contractors, Heavy Industrial, Repair & Remodeling and Property Maintenance markets, is approximately 7%, based on U.S. Census data estimates, internal estimates and data provided by the Home Improvement Research Institute.

Executive Officers

         The following provides information as of April 16, 1998 concerning the executive officers holding positions in the Company and/or its subsidiaries.

         BERNARD MARCUS, age 68, is a co-founder of Home Depot and serves as Chairman of the Board. From inception of the Company in 1978 until 1997, he served as Chairman of the Board and Chief Executive Officer ("CEO"), at which time the title of CEO was passed on to Mr. Arthur M. Blank. Mr. Marcus serves as a director on the Boards of National Service Industries, Inc., the New York Stock Exchange, Inc., Westfield Corporation, Inc. and DBT Online, Inc. He also serves on the boards of the National Foundation for the Centers for Disease Control and Prevention and The Marcus Center, Inc., which provides support services for persons with developmental disabilities and their families. In addition, he is a member of the Advisory Board and the Board of Directors of the Shepherd Center in Atlanta, Georgia and is a Vice President and member of the Board of The City of Hope, in Duarte, California.

         ARTHUR M. BLANK, age 55, has been the President, Chief Operating Officer and a director of Home Depot since its inception in 1978 and was named CEO in 1997. He is, together with Mr. Bernard Marcus and Mr. Kenneth G. Langone, a co-founder of the Company. Mr. Blank is a member of the Board of Trustees of North Carolina Outward Bound School, Emory University and the Carter Center, Inc.; the Board of Councilors of the Carter Center of Emory University and serves as a member of the Board of Directors of Cox Enterprises, Inc. and Post Properties, Inc.

         RONALD M. BRILL, age 54, has been Executive Vice President and Chief Administrative Officer of the Company since 1995. Mr. Brill joined Home Depot as Controller in 1978, was elected Treasurer in 1980, Vice President-Finance in 1981, Senior Vice President and Chief Financial Officer ("CFO") in 1984, Executive Vice President and CFO in 1993 and was elected as a director in 1987. Mr. Brill serves on the Board of Trustees of the Atlanta Jewish Community Center and Woodruff Arts Center, the Board of Directors of the High Museum of Art and Pilchuck Glass School and the Governing Board of Woodward Academy.

         MARK R. BAKER, age 40, has been President of the Midwest Division since December 1997. Mr. Baker first joined the Company in 1996 as Vice
President-Merchandising for the Midwest Division. Prior to joining Home Depot, from 1992 until 1996, Mr. Baker was an Executive Vice President for HomeBase in Fullerton, California.

         BRUCE W. BERG, age 49, has been President-Southeast Division since 1991. Mr. Berg joined the Company in 1984 as Vice President-Merchandising (East Coast) and was promoted to Senior Vice President (East Coast) in 1988.

         MARSHALL L. DAY, age 54, has been Senior Vice President-Chief Financial Officer since 1995. Mr. Day previously served as Senior Vice President-Finance from 1993 until his promotion to his current position.

         BILL HAMLIN, age 45, was recently named Group President and continues to serve as Executive Vice President-Merchandising. Prior to being named Executive Vice President-Merchandising, Mr. Hamlin served as President-Western Division from 1990 until 1994.

         VERNON JOSLYN, age 46, has been President-Northeast Division since 1996. Mr. Joslyn previously served as Vice President-Operations for the Northeast Division from 1993 until his promotion to his current position.

         W. ANDREW McKENNA, age 52, was named Senior Vice President-Strategic Business Development in December 1997. Mr. McKenna joined Home Depot as Senior Vice President-Corporate Information Systems in 1990. In 1994 he was named President of the Midwest Division and served in that capacity until he assumed the duties of his current position.

         LYNN MARTINEAU, age 41, has been President-Western Division since 1996. Mr. Martineau most recently served as Vice President-Merchandising for the Company's Southeast Division from 1989 until his promotion to his current position.

         LARRY M. MERCER, age 51, was recently named Group President and has been Executive Vice President-Operations since 1996. Mr. Mercer previously served as President-Northeast Division from 1991 until his promotion to his current position.

         BARRY L. SILVERMAN, age 39, has been President of the Southwest Division since July 1997. Mr. Silverman previously served as Vice
President-Merchandising of the Northeast Division from 1991 until his promotion to his current position.

         BRYANT W. SCOTT, age 42, has been President of the EXPO Design Center Division since 1995. Since 1980, Mr. Scott has served in a variety of positions, including Vice President-Merchandising for the Southeast Division.

         DAVID SULITEANU, age 45, was named Group-President-Diversified Businesses in April 1998. Mr. Suliteanu previously served as Vice Chairman and Director of Stores for Macy's East, a position he held from 1993 until he joined Home Depot in April 1998.

         ANNETTE M. VERSCHUREN, age 41, has been President of The Home Depot Canada since 1996. In 1992, Ms. Verschuren formed Verschuren Ventures Inc. and remained there until joining Michaels of Canada Inc. in 1993 where she served as President until joining the Company.

Item 2.  PROPERTIES

         The following table indicates the number of the Company's Home Depot store locations by state in the United States and by province in Canada as of February 1, 1998.

                              Number of Stores
         State                        in State
         -------------------------------------
         Alabama                             6
         Arizona                            18
         Arkansas                            2
         California                         97
         Colorado                           10
         Connecticut                        13
         Delaware                            1
         Florida                            64
         Georgia                            33
         Idaho                               1
         Illinois                           25
         Indiana                             2
         Iowa                                1
         Kansas                              1
         Kentucky                            3
         Louisiana                           9
         Maine                               2
         Maryland                           14
         Massachusetts                      17
         Michigan                           22
         Minnesota                          10
         Mississippi                         4
         Missouri                            7
         Nevada                              5
         New Hampshire                       4
         New Jersey                         25
         New Mexico                          3
         New York                           33
         North Carolina                     18
         Ohio                                4
         Oklahoma                            6
         Oregon                              7
         Pennsylvania                       20
         Rhode Island                        1
         South Carolina                      7
         Tennessee                          17
         Texas                              55
         Utah                                4
         Vermont                             1
         Virginia                            7
         Washington                         13
                                           ---
              Subtotal                     592

                              Number of Stores
         Canadian Provinces        in Province
         -------------------------------------
         Alberta                             4
         British Columbia                    8
         Manitoba                            1
         Ontario                            19
                                           ---
                Subtotal                    32

         TOTAL STORES                      624
                                           ===

         Of the Company's 624 stores at February 1, 1998, approximately 74 percent were owned (including those owned subject to a ground lease) consisting of approximately 48,235,000 square feet and approximately 26 percent were leased consisting of approximately 18,126,000 square feet. In recent years, the relative percentage of new stores which are owned has increased. Although the Company takes advantage of lease financing opportunities, the Company generally prefers to own stores because of greater operating control and flexibility, generally lower occupancy costs and certain other economic advantages of owned stores. See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources."

         The Company's executive, corporate staff and accounting offices occupy approximately 1,310,000 square feet of leased and owned space in Atlanta, Georgia. The Company acquired additional land in Atlanta, Georgia and has constructed office facilities that are currently occupied by the majority of the store support staff located in Atlanta. Approximately 140,000 square feet of leased space previously occupied by this staff is being subleased. In addition, the Company occupies an aggregate of 921,000 square feet, of which 171,000 square feet is owned and 750,000 square feet is leased, for divisional store support centers and subsidiary customer support centers located in Fullerton and San Diego, California; Tampa, Florida; Atlanta, Georgia; Schaumburg, Illinois; Southfield, Michigan; South Plainfield, New Jersey; Dallas, Texas; Tukwila, Washington; Scarborough, Ontario, Canada and Santiago, Chile.

         The Company utilizes approximately 5,604,000 square feet of warehousing and distribution space of which 711,000 is owned and 4,893,000 is leased.

         Management believes that at the end of existing lease terms, space currently leased by the Company can be either relet or replaced by alternate space for lease or purchase that is readily available.

Item 3.  LEGAL  PROCEEDINGS

         The Company has litigation arising from the normal course of business. In management's opinion, this litigation will not materially affect the Company's consolidated financial position or the results of operations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 1, 1998.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Since April 19, 1984, the Common Stock of the Company has been listed on the New York Stock Exchange under the symbol "HD." The table below sets forth the low and high sales prices of the Common Stock on the New York Stock Exchange Composite Tape as reported in The Wall Street Journal and the quarterly cash dividends declared per share of Common Stock during the periods indicated.

                                                       Price Range*                 Cash
                                                       ------------               Dividends
                                                   Low            High            Declared*
                                                   ---            ----            ---------
Fiscal Year 1996
  First Quarter ended April 28, 1996             $28.33         $33.58              $.03
  Second Quarter ended July 28, 1996              30.67          38.08               .04
  Third Quarter ended October 27, 1996            33.50          39.67               .04
  Fourth Quarter ended February 2, 1997           31.83          38.17               .04

Fiscal Year 1997
  First Quarter ended May 4, 1997                $33.00         $39.08              $.04
  Second Quarter ended August 3, 1997             38.25          50.00               .05
  Third Quarter ended November 2, 1997            47.06          56.63               .05
  Fourth Quarter ended February 1, 1998           52.94          61.63               .05

Fiscal Year 1998
  First Quarter (through April 16, 1998)         $61.25         $72.69              $.05

---------------------
   * On July 3, 1997, the Company effected a three-for-two stock split in the form of a stock dividend with respect to the shares of Common Stock issued and outstanding on June 12, 1997. The prices in the table set forth above, where applicable, are adjusted by the Company to give effect retroactively to such stock split. Dividends declared are also adjusted, where applicable, to give effect to the stock split.

     The Company paid its first cash dividend on June 22, 1987, and has paid dividends in each subsequent quarter. Future dividend policies will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors.

Number of Record Holders

         The number of record holders of Home Depot's Common Stock as of March 30, 1998 was 104,868 (excluding individual participants in nominee security position listings).

Item 6.  SELECTED FINANCIAL DATA

         Reference is made to information for the fiscal years 1993-1997 under the heading "Ten Year Selected Financial and Operating Highlights" contained in the Company's Annual Report to Stockholders for the fiscal year ended February 1, 1998, which information is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         Reference is made to information under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" contained in the Company's Annual Report to Stockholders for the fiscal year ended February 1, 1998, which information is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments and believes that its exposure to market risk associated with other financial instruments (such as investments) are not material.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to information under the headings "Consolidated Statements of Earnings," "Consolidated Balance Sheets," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and "Independent Auditors' Report" contained in the Company's Annual Report to Stockholders for the fiscal year ended February 1, 1998, which information is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 is incorporated by reference from the information in Registrant's Proxy Statement (filed or to be filed pursuant to Regulation 14A) under the heading "I. Election of Directors and Information Regarding Directors" for its Annual Meeting of Stockholders to be held May 27, 1998, except as to biographical information on Executive Officers which is contained in Item I of this Annual Report on Form 10-K.

Item 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated by reference from the information in Registrant's Proxy Statement (filed or to be filed pursuant to Regulation 14A) under the heading "Executive Officers and Their Compensation" for its Annual Meeting of Stockholders to be held May 27, 1998.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated by reference from the information in Registrant's Proxy Statement (filed or to be filed pursuant to Regulation 14A) under the heading "Common Stock Ownership By Certain Beneficial Owners and Management" for its Annual Meeting of Stockholders to be held May 27, 1998.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated by reference from the information in Registrant's Proxy Statement (filed or to be filed pursuant to Regulation 14A) under the heading "Insider Transactions" for its Annual Meeting of Stockholders to be held May 27, 1998.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) 1. Financial Statements

         The following financial statements are incorporated by reference from pages 21 through 33 of the Registrant's Annual Report to Stockholders for the fiscal year ended February 1, 1998, as provided in Item 8 hereof:

         - Consolidated Statements of Earnings for the fiscal years ended February 1, 1998, February 2, 1997 and January 28, 1996.

         - Consolidated Balance Sheets as of February 1, 1998 and February 2, 1997.

         - Consolidated Statements of Stockholders' Equity for the fiscal years ended February 1, 1998, February 2, 1997 and January 28, 1996.

         - Consolidated Statements of Cash Flows for the fiscal years ended February 1, 1998, February 2, 1997 and January 28, 1996.

         -  Notes to Consolidated Financial Statements.

         -  Independent Auditors' Report.

         2. Financial Statement Schedules

         All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

         (b) Reports on Form 8-K

         There were no Reports on Form 8-K filed during the fourth quarter of the fiscal year ended February 1, 1998.

         (c) Exhibits

         Exhibits marked with an asterisk (*) are hereby incorporated by reference to exhibits or appendices previously filed by the Registrant as indicated in brackets following the description of the exhibit.

          *3.l Restated Certificate of Incorporation of The Home Depot, Inc., as amended. [Form 10-K for the fiscal year ended January 29, 1995, Exhibit 3.1]

           3.2    By-laws, as amended.

          *4.1 Indenture dated as of October 1, 1996, between The Home Depot, Inc., as issuer and The First National Bank of Chicago, as trustee for $1,104,000,000 aggregate principal amount of 3-1/4% Convertible Subordinated Notes due 2001. [Form S-3 Registration Statement No. 333-12575, Exhibit 4.2]

          10.1 Investment Banking Consulting Contract dated April 17, 1985, between Invemed Associates, Inc. and the Registrant.

          10.2 +Corporate Office Management Bonus Plan of the Registrant dated March 1, 1991.

         *10.3 +Employee Stock Purchase Plan, as amended. [Appendix A to Registrant's Proxy Statement for the Annual Meeting of Stockholders held May 31, 1995]

         *10.4 +Senior Officers' Bonus Pool Plan, as amended. [Appendix A to Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 27, 1998]

          10.5    +The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan.

         *10.6 +Executive Medical Reimbursement Plan, effective January 1, 1992. [Form 10-K for the fiscal year ended January 31, 1993,
                  Exhibit 10.7]

         *10.7 +The Home Depot ESOP Restoration Plan. [Form 10-K for the fiscal year ended January 29, 1995, Exhibit 10.8]

         *10.8 $800,000,000 Credit Agreement dated as of December 20, 1995 among The Home Depot, Inc., the Banks Listed Therein and Wachovia Bank of Georgia, N.A., as Agent (without exhibits). [Form 10-K for the fiscal year ended January 28, 1996, Exhibit 4.1]

         *11 Computation of Earnings Per Common and Common Equivalent Share. [Annual Report to Stockholders for the fiscal year ended February 1, 1998, filed herewith as Exhibit 13, Notes to Consolidated Financial Statements, Note 8]

          13 The Registrant's Annual Report to Stockholders for the fiscal year ended February 1, 1998. Only those portions of said report which are specifically designated in this Form 10-K as being incorporated by reference are being electronically filed pursuant to the Securities Exchange Act of 1934.

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

                  Power of Attorney from Berry R. Cox.

                  Power of Attorney from Milledge A. Hart, III.

                  Power of Attorney from Donald R. Keough.

                  Power of Attorney from Kenneth G. Langone.

                  Power of Attorney from M. Faye Wilson.

          27      Financial Data Schedule. [Filed electronically with SEC only.]

          27.1 Restated Financial Data Schedule. [Filed electronically with SEC only.]

---------------------
+Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, The Home Depot, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Atlanta, and State of Georgia on this 22nd day of April, 1998.

                                   THE HOME DEPOT, INC.


                                   By: /s/ Arthur M. Blank
                                      ------------------------------------------
                                           (Arthur M. Blank, President & CEO)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, The Home Depot, Inc., and in the capacities and on the dates indicated.

 Signature                    Title                                        Date
----------                    -----                                        ----


 /s/ Bernard Marcus           Chairman of the Board                        April 17, 1998
------------------------
(Bernard Marcus)


 /s/ Arthur M. Blank          President & CEO                              April 17, 1998
------------------------      and Director
(Arthur M. Blank)             (Principal Executive Officer)


 /s/ Ronald M. Brill          Executive Vice President,                    April 17, 1998
------------------------      Chief Administrative Officer, Assistant
(Ronald M. Brill)             Secretary and Director


         *                    Director                                     April 17, 1998
------------------------
(Frank Borman)

 Signature                    Title                       Date
----------                    -----                       ----


         *                    Director                    April 17, 1998
------------------------
(John L. Clendenin)


         *                    Director                    April 17, 1998
------------------------
(Johnnetta B. Cole)


         *                    Director                    April 17, 1998
------------------------
(Berry R. Cox)


 /s/ Marshall L. Day          Senior Vice President-      April 17, 1998
------------------------      Chief Financial Officer
(Marshall L. Day)             (Principal Financial and
                              Accounting Officer)


         *                    Director                    April 17, 1998
------------------------
(Milledge A. Hart, III)


         *                    Director                    April 17, 1998
------------------------
(Donald R. Keough)


         *                    Director                    April 17, 1998
------------------------
(Kenneth G. Langone)


         *                    Director                    April 17, 1998
------------------------
(M. Faye Wilson)


* The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-indicated directors of the Registrant pursuant to powers of attorney, executed on behalf of each such director.

                                     By: /s/ Arthur M. Blank
                                        ----------------------------------------
                                             (Arthur M. Blank, Attorney-in-fact)

                                  EXHIBIT INDEX

 3.2     By-laws, as amended.

10.1 Investment Banking Consulting Contract dated April 17, 1985, between Invemed Associates, Inc. and the Registrant.

10.2     Corporate Office Management Bonus Plan of the Registrant dated March 1,
         1991.

10.5     The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan.

13 The Registrant's Annual Report to Stockholders for the fiscal year ended February 1, 1998. Only those portions of said report which are specifically designated in this Form 10-K as being incorporated by reference are being electronically filed pursuant to the Securities Exchange Act of 1934.

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

         Power of Attorney from Berry R. Cox.

         Power of Attorney from Milledge A. Hart, III.

         Power of Attorney from Donald R. Keough.

         Power of Attorney from Kenneth G. Langone.

         Power of Attorney from M. Faye Wilson.

27       Financial Data Schedule. [Filed electronically with SEC only.]

27.1     Restated Financial Data Schedule. [Filed electronically with
         SEC only.]