Form 10-Q
period 1998-05-03
HOME DEPOT INC
filed 1998-06-01
CIK 354950

                               Page 1 of 15
             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-Q
(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  May 3, 1998

                                  - OR -
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to

Commission file number 1-8207

                           THE HOME DEPOT, INC.

          (Exact name of registrant as specified in its charter)

     Delaware                                   95-3261426

(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)               Identification Number)

2455 Paces Ferry Road         Atlanta, Georgia                 30339

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

          $.05 par value 734,780,313 Shares, as of May 27, 1998

                  THE HOME DEPOT, INC. AND SUBSIDIARIES

                            INDEX TO FORM 10-Q

                               May 3, 1998

                                                                       Page
Part I.  Financial Information:

     Item 1.  Financial Statements
     CONSOLIDATED STATEMENTS OF EARNINGS -
         Three-Month Periods Ended May 3,1998 and May 4,1997.............3

     CONSOLIDATED CONDENSED BALANCE SHEETS -
         As of May 3,1998 and February 1,1998............................4

     CONSOLIDATED STATEMENTS OF CASH FLOWS -
         Three-Month Periods Ended May 3, 1998 and May 4,1997............5

     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME-
         Three-Month Periods Ended May 3, 1998 and May 4,1997............6

     NOTES TO CONSOLIDATED CONDENSED
        FINANCIAL STATEMENTS.............................................7

     Item 2.  Management's Discussion and Analysis of Results
              of Operations and Financial Condition................... 8 - 12

Part II.  Other Information:

     Item 4.  Submission of Matters to a Vote of Security Holders.......13

     Item 6.  Exhibits and Reports on Form 8-K..........................13

     Signature Page.....................................................14

     Index to Exhibits..................................................15

                      PART I.  FINANCIAL INFORMATION

                   THE HOME DEPOT, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF EARNINGS

                                (Unaudited)

(In Millions, Except Per Share Data)
                                                 Three Months Ended

                                                 May 3,         May 4,
                                                  1998           1997
Net Sales                                     $   7,123       $   5,657
Cost of Merchandise Sold                          5,155           4,105
  Gross Profit                                    1,968           1,552

Operating Expenses:
 Selling and Store Operating                      1,268           1,017
 Pre-Opening                                         19              13
 General and Administrative                         121              97
  Total Operating Expenses                        1,408           1,127

Operating Income                                    560             425

Interest Income (Expense):
 Interest and Investment Income                       7              10
 Interest Expense                                   (11)            (11)
  Interest, Net                                      (4)             (1)

  Earnings Before Income Taxes                      556             424
Income Taxes                                        219             165

  Net Earnings                                $     337       $     259

Weighted Average Number of Common
 Shares Outstanding                                 733             725

Basic Earnings Per Share                      $    0.46       $    0.36

Weighted Average Number of Common
   Shares Outstanding Assuming Dilution             769             755

Diluted Earnings Per Share                    $    0.45       $    0.35

Dividends Per Share                           $    0.05       $    0.04

See accompanying notes to consolidated condensed financial statements.

                    THE HOME DEPOT INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                (Unaudited)
(In Millions, Except Share Data)
                                               May 3,     February 1,
ASSETS                                          1998        1998
Current Assets:
 Cash and Cash Equivalents                  $    578        $    172
 Short-Term Investments                            1               2
 Receivables, Net                                482             556
 Merchandise Inventories                       4,009           3,602
 Other Current Assets                            151             128
  Total Current Assets                         5,221           4,460

 Property and Equipment, at cost               7,908           7,487
 Less: Accumulated Depreciation
       and Amortization                       (1,055)           (978)
  Net Property and Equipment                   6,853           6,509

 Long-Term Investments                            15              15
 Notes Receivable                                 25              27
 Cost in Excess of the Fair Value
   of Net Assets Acquired                        281             140
 Other                                            82              78
                                            $ 12,477        $ 11,229

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts Payable                           $  2,071        $  1,358
 Accrued Salaries and Related Expenses           335             312
 Sales Taxes Payable                             212             143
 Other Accrued Expenses                          517             530
 Income Taxes Payable                            253             105
 Current Installments of Long-Term Debt            5               8
  Total Current Liabilities                    3,393           2,456

Long-Term Debt,excluding current
  installments                                 1,313           1,303
Other Long-Term Liabilities                      215             178
Deferred Income Taxes                             79              78
Minority Interest                                  3             116

Stockholders' Equity:
 Common Stock, par value $0.05.
  Authorized: 1,000,000,000 shares;
  issued and outstanding -
  733,805,000 shares at 5/3/98
  and 732,108,000 shares at 2/1/98                37              37
 Paid-In Capital                               2,732           2,662
 Retained Earnings                             4,732           4,430
 Cumulative Translation Adjustments              (24)            (28)
                                               7,477           7,101

 Less Shares Purchased for Compensation
  Plans                                            3               3

   Total Stockholders' Equity                  7,474           7,098

                                            $ 12,477        $ 11,229

See accompanying notes to consolidated condensed financial statements.

                   THE HOME DEPOT, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (Unaudited)

(In Millions)
                                                  Three Months Ended

                                               May 3, 1998    May 4, 1997
Cash Provided From Operations:
Net Earnings                                      $    337       $    259

Reconciliation of Net Earnings to Net Cash
 Provided by Operations:
  Depreciation and Amortization                         87             67
  Decrease in Receivables, Net                          74             28
  Increase in Merchandise Inventories                 (404)          (524)
  Increase in Accounts Payable and Accrued
   Expenses                                            818            765
  Increase in Income Taxes Payable                     171            141
  Other                                                (23)           (16)
     Net Cash Provided by Operations                 1,060            720

Cash Flows From Investing Activities:

Capital Expenditures                                  (424)          (266)
Proceeds from Sales of Property and Equipment           12             10
Payment for Purchase of Minority Partnership
 Interest                                             (261)           ---
Purchases of Investments                                (1)           (23)
Proceeds from Maturities of Investments                  2             16
Repayments of Advances Secured by Real Estate,
 Net                                                     3             28
     Net Cash Used in Investing Activities            (669)          (235)

Cash Flows From Financing Activities:

Principal Repayments of Long-Term Debt                  (4)           (36)
Proceeds from Sale of Common Stock, Net                 47             46
Cash Dividends Paid to Stockholders                    (36)           (29)
Minority Interest Contributions to Partnership           8              2
     Net Cash Provided by (Used in)
     Financing Activities                               15            (17)

Increase in Cash and Cash Equivalents                  406            468
Cash and Cash Equivalents at Beginning of Period       172            146
Cash and Cash Equivalents at End of Period        $    578       $    614

See accompanying notes to consolidated condensed financial statements.

                   THE HOME DEPOT INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                (Unaudited)

(In Millions)

                                               Three Months Ended

                                               May 3,        May 4,
                                               1998          1997
Net Earnings                                 $    337      $    259

Other Comprehensive Income,
 net of tax:Foreign Currency
 Translation Adjustments                            4            (9)
  Unrealized Loss on Investments                  ---            (1)

Other Comprehensive Income                          4           (10)

Comprehensive Income                         $    341      $    249

                   THE HOME DEPOT, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               (Unaudited)

1.    Summary of Significant Accounting Policies:

      Basis  of  Presentation  -  The accompanying  consolidated  condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 1, 1998, as filed with the Securities and Exchange Commission (File No. 1-8207).


2.    Purchase of Minority Interest in Canadian Partnership

      During the first quarter of fiscal 1998, the Company purchased, for $261 million, the remaining 25% partnership interest in The Home Depot Canada that was held by The Molson Companies. As a result of this transaction, the Company and its subsidiaries now own all of The Home Depot's Canadian operations. The Home Depot Canada partnership was formed in February, 1994, when the Company acquired 75% of Aikenhead's Home Improvement Warehouse, which was then operating seven home improvement stores in Canada. Since the original acquisition, The Home Depot Canada has opened 30 additional stores through quarter-end. The terms of the original partnership agreement provided for a put/call option, which would result in the Company purchasing the remaining 25% of The Home Depot Canada at any time after the sixth anniversary of the original agreement. The companies reached a mutual agreement, however, to complete the purchase transaction at an earlier date.

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

                                          Three Months Ended
                                                                 Percentage
                                                                  Increase
                                         May 3,       May 4,   (Decrease)in
                                         1998         1997    Dollar Amounts
Selected Consolidated
Statements of Earnings Data
Net Sales                               100.0%       100.0%       25.9%

Gross Profit                             27.6         27.4        26.8

Operating Expenses:
 Selling and Store Operating             17.8         18.0        24.7
 Pre-Opening                              0.2          0.2        46.2
 General and Administrative               1.7          1.7        24.7

  Total Operating Expenses               19.7         19.9        24.9

  Operating Income                        7.9          7.5        31.8

Interest Income (Expense):
 Interest and Investment Income           0.1          0.2       (30.0)
 Interest Expense                        (0.2)        (0.2)        0.0
  Interest, Net                          (0.1)         0.0       300.0

  Earnings Before Income Taxes            7.8          7.5        31.1

Income Taxes                              3.1          2.9        32.7
  Net Earnings                            4.7%         4.6%       30.1%

Selected Consolidated Sales Data

Number of Transactions (000's)        156,209      129,744       20.4%

Average Amount of Sale Per
 Transaction                        $   45.19    $   43.45        4.0

Weighted Average Weekly Sales
Per Operating Store (000's)         $     854    $     834        2.4

Weighted Average Sales Per
 Square Foot                        $     417    $     410        1.7%

                   THE HOME DEPOT, INC. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                (CONTINUED)


RESULTS OF OPERATIONS

Sales for the first quarter of fiscal 1998 increased 25.9% to $7.123 billion compared to sales of $5.657 billion for the first quarter of fiscal 1997. The sales increase for the quarter was primarily attributable to new stores (656 at the end of the first quarter of fiscal 1998 compared to 536 at the end of the first quarter of fiscal 1997) and a comparable store-for-store sales increase of 7%.

Gross profit as a percent of sales was 27.6% for the first quarter of fiscal 1998 compared to 27.4% for the comparable period of fiscal 1997. The gross profit rate increase was primarily attributable to product line reviews and other merchandising initiatives which have resulted in lower costs of merchandise. Sales mix changes also contributed to the rate increase.

Operating expenses as a percent of sales decreased to 19.7% for the first quarter of fiscal 1998 from 19.9% for the first quarter of fiscal 1997, primarily due to lower selling and store operating expenses as a percent of sales.

Selling and store operating expenses as a percent of sales were 17.8% for the first quarter of fiscal 1998 compared to 18.0% for the comparable period of fiscal 1997. During the first quarter of 1998, the Company purchased the remaining 25% of The Home Depot Canada partnership from The Molson Companies. As a result, expense for minority interest, which represents the Molson Companies' share of earnings in the partnership, was lower as a percent of sales in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997. In addition, net advertising expenses decreased as a percent of sales due to increased national advertising, higher cooperative advertising participation from vendors, and cost leverage attained from opening new stores in existing markets. Partially offsetting these decreases were higher store selling payroll expenses, as a percent of sales, for the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997. Several of the Company's focus areas, including flooring and other decor areas, require labor skills which tend to carry higher than average pay rates.

Pre-opening expenses as a percent of sales were 0.2% for the first quarter of both fiscal 1998 and fiscal 1997. Pre-opening expenses were for 32 stores opened in the first quarter of fiscal 1998 compared to 24 new stores and one store relocation during the first quarter of fiscal 1997. General & administrative expenses as a percent of sales were 1.7% for both the first quarter of fiscal 1998 and fiscal 1997.

Net interest expense as a percent of sales increased to 0.1% for the first quarter of fiscal 1998 compared to 0.0% for the first quarter of fiscal 1997. As a percent of sales, interest and investment income decreased to 0.1% in fiscal 1998 from 0.2% in the first quarter of fiscal 1997 primarily due to lower investment balances resulting from funds used to open stores and the acquisition of the remaining 25% of the Canadian partnership.

                   THE HOME DEPOT, INC. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                (CONTINUED)


RESULTS OF OPERATIONS - (Continued)

The Company's combined federal and state effective income tax rate increased to 39.3% for the first quarter of fiscal 1998 compared to 38.9% for the comparable period last year. The increase was due to higher effective state tax rates and a reduction in tax-exempt interest income.

Net earnings as a percent of sales increased to 4.7% for the first quarter of fiscal 1998 from 4.6% for the first quarter of fiscal 1997, reflecting higher gross margin and lower selling and store operating expenses, partially offset by higher net interest expense and income taxes as described above.

Diluted earnings per share increased 29% to $0.45 for the first quarter of fiscal 1998 from $0.35 for the first quarter of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from store operations provides the Company with a significant source of liquidity. Additionally, a significant portion of the Company's inventory is financed under vendor credit terms.

The  Company  opened  32 stores during the first quarter  of  fiscal  1998.
During   the  remainder  of  fiscal  1998,  the  Company  plans   to   open
approximately 105 new stores and relocate 4 existing stores. It is anticipated that approximately 78% of these locations will be owned, and the remainder will be leased. The Company also plans to open approximately 170 stores, including relocations, in fiscal 1999. In June 1996, the Company entered into a $300 million operating lease agreement for the purpose of financing construction costs of certain new stores. In May 1997, the Company increased its available funding under the operating lease agreement to $600 million. Under the agreement, the lessor purchases the properties, pays for the construction costs and subsequently leases the facilities to the Company. The lease provides for substantial residual value guarantees and includes purchase options at original cost on each property. The Company financed a portion of new stores opened in fiscal 1997 under the agreement and anticipates utilizing this facility to finance selected new stores in fiscal 1998 and an office building in fiscal 1999. In addition, some planned locations for fiscal 1998 and fiscal 1999 will be leased individually, and it is expected that many locations may be obtained through the acquisition of land parcels and construction or purchase of buildings. While the cost of new stores to be constructed and owned by the Company varies widely, principally due to land costs, new store costs are currently estimated to average approximately $13.3 million per location. The cost to remodel and fixture stores to be leased is expected to average approximately $2.4 million per store. In addition, each new store will require approximately $3.6 million to finance inventories, net of vendor financing.

                   THE HOME DEPOT, INC. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES - (Continued)

During fiscal 1996, the Company issued, through a public offering, $1.1 billion of 3.25% Convertible Subordinated Notes due October 1,2001("3.25% Notes"). The 3.25% Notes were issued at par and are convertible into shares of the Company's common stock at any time prior to maturity, unless previously redeemed by the Company, at a conversion price of $46.0833 per share, subject to adjustment under certain conditions. The 3.25% Notes may be redeemed, at the option of the Company, at any time on or after October 2, 1999, in whole or in part, at a redemption price of 100.813% of the principal amount and after October 1, 2000, at 100% of the principal amount. The Company used the net proceeds from the offering to repay outstanding commercial paper obligations, to finance a portion of the Company's capital expenditure program, including planned store expansions and renovations, and for general corporate purposes.

The Company has a commercial paper program that allows borrowings up to a maximum of $800 million. As of May 3, 1998, there were no borrowings outstanding under the program. In connection with the program, the Company has a back-up credit facility with a consortium of banks for up to $800 million. The credit facility, which expires in December 2000, contains various restrictive covenants, none of which is expected to materially impact the Company's liquidity or capital resources.

As of May 3, 1998, the Company had $579 million in cash and cash equivalents and short-term investments, as well as $15 million in long-term investments. Management believes that its current cash position, the proceeds from short-term and long-term investments, internally generated funds, funds available from its $800 million commercial paper program, funds available from the $600 million operating lease agreement, and/or the ability to obtain alternate sources of financing should enable the Company to complete its capital expenditure programs, including store expansions and renovations, through the next several fiscal years.

YEAR 2000

The Company is currently addressing a universal situation commonly referred to as the "Year 2000 Problem." The Year 2000 Problem relates to the inability of certain computer software programs to properly recognize and process date-sensitive information relative to the year 2000 and beyond. During fiscal 1997, the Company developed a plan to devote the necessary resources to identify and modify systems impacted by the Year 2000 Problem, or implement new systems to become year 2000 compliant in a timely manner. The cost of executing this plan is not expected to have a material impact on the Company's results of operations or financial condition. In addition, the Company has contacted its major suppliers and vendors to ensure their awareness of the Year 2000 Problem. If the Company, its suppliers or vendors are unable to resolve issues related to the year 2000 on a timely basis, it could result in a material financial risk.

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

                        PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

        During the first quarter of fiscal 1998, no matters were submitted to a vote of security holders.

Item 6. Exhibits

        11.1 Computation of Basic and Diluted Earnings Per Share
        27.  Financial   Data  Schedule  (only  submitted  to   SEC   in
                electronic format)

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        THE HOME DEPOT, INC.
                                                  (Registrant)



                                        By:   /s/ Arthur M. Blank
                                        Arthur M. Blank
                                        President & CEO




                                        /s/ Marshall L. Day
                                        Marshall L. Day
                                        Senior Vice President Finance &
                                        Accounting







  June 1, 1998
   (Date)

                   THE HOME DEPOT, INC. AND SUBSIDIARIES

                             INDEX TO EXHIBITS



Exhibit     Description

 11.1       Computation of Basic and Diluted Earnings per Share

 27. Financial Data Schedule (only submitted to SEC in electronic format)