Form 10-Q
period 1998-08-02
HOME DEPOT INC
filed 1998-09-01
CIK 354950

                            Page 1 of 16
             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-Q
(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  August 2, 1998

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



(Former name, former address and former fiscal year, if changed since last report)

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

       $.05 par value 1,470,510,673 Shares, as of  August 21, 1998

                  THE HOME DEPOT, INC. AND SUBSIDIARIES

                           INDEX TO FORM 10-Q

                              August 2, 1998

                                                                      Page
Part I.  Financial Information:

     Item 1.  Financial Statements
     CONSOLIDATED STATEMENTS OF EARNINGS -
         Three-Month and Six-Month Periods
         Ended August 2, 1998 and August 3, 1997........................3

     CONSOLIDATED CONDENSED BALANCE SHEETS -
         As of August 2, 1998 and February 1, 1998......................4

     CONSOLIDATED STATEMENTS OF CASH FLOWS -
         Six -Month Periods
         Ended August 2, 1998 and August 3, 1997........................5

     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME -
         Three-Month and Six-Month Periods
         Ended August 2, 1998 and August 3, 1997........................6

     NOTES TO CONSOLIDATED CONDENSED
        FINANCIAL STATEMENTS............................................7

     Item 2. Management's Discussion and Analysis of Results
             of Operations and Financial Condition .................. 8 - 12

     Item 3. Quantitative and Qualitative Disclosures about Market
             Risk......................................................12

Part II.  Other Information:

     Item 4. Submission of Matters to a Vote of Security
             Holders...................................................13

     Item 5. Other Information.........................................13

     Item 6. Exhibits and Reports on Form 8-K..........................14

     Signature Page....................................................15

     Index to Exhibits.................................................16

                      PART I.  FINANCIAL INFORMATION
    Item 1.  Financial Statements

                   THE HOME DEPOT, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF EARNINGS

                                (Unaudited)

(In Millions, Except Per Share Data)
                            Three Months Ended       Six Months Ended

                           August 2,   August 3,    August 2,    August 3,
                            1998        1997          1998        1997

Net Sales                    $ 8,139    $ 6,550      $ 15,263    $ 12,208
Cost of Merchandise Sold       5,876      4,749        11,031       8,855
  Gross Profit                 2,263      1,801         4,232       3,353

Operating Expenses:
 Selling and Store Operating   1,353      1,103         2,620       2,120
 Pre-Opening                      18         14            37          27
 General and Administrative      122        101           244         199
  Total Operating Expenses     1,493      1,218         2,901       2,346

  Operating Income               770        583         1,331       1,007

Interest Income (Expense):
 Interest and Investment
   Income                          9         14            15          24
 Interest Expense                (10)       (11)          (21)        (22)
  Interest, Net                   (1)         3            (6)          2

  Earnings Before Income
    Taxes                        769        586         1,325       1,009

Income Taxes                     302        228           521         392

  Net Earnings               $   467    $   358      $    804    $    617

Weighted Average Number of
  Common Shares Outstanding    1,470      1,459         1,468       1,455

Basic Earnings Per Share     $  0.32    $  0.25      $   0.55    $   0.42

Weighted Average Number of
  Common Shares Outstanding
  Assuming Dilution            1,546      1,524         1,542       1,517


Diluted Earnings Per Share   $  0.31    $  0.24      $   0.53    $   0.41

Dividends Per Share          $  0.03    $  0.03      $   0.06    $   0.05

See accompanying notes to consolidated condensed financial statements.

                   THE HOME DEPOT, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                (Unaudited)
(In Millions, Except Share Data)
                                             August 2,    February 1,
                                              1998          1998
ASSETS
Current Assets:
 Cash and Cash Equivalents                  $    654       $    172
 Short-Term Investments                            1              2
 Receivables, Net                                423            556
 Merchandise Inventories                       3,786          3,602
 Other Current Assets                            149            128
  Total Current Assets                         5,013          4,460

 Property and Equipment, at cost               8,348          7,487
 Less: Accumulated Depreciation
  and Amortization                            (1,135)          (978)
  Net Property and Equipment                   7,213          6,509

 Long-Term Investments                            15             15
 Notes Receivable                                 24             27
 Cost in Excess of the Fair
  Value of Net Assets Acquired                   269            140
 Other                                            59             78
                                            $ 12,593       $ 11,229

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts Payable                           $  1,812       $  1,358
 Accrued Salaries and Related Expenses           373            312
 Sales Taxes Payable                             210            143
 Other Accrued Expenses                          559            530
 Income Taxes Payable                            114            105
 Current Installments of Long-Term Debt            5              8
  Total Current Liabilities                    3,073          2,456

Long-Term Debt, excluding
 current installments                          1,317          1,303
Other Long-Term Liabilities                      215            178
Deferred Income Taxes                             79             78
Minority Interest                                  4            116

Stockholders' Equity:
 Common Stock, par value $0.05.
  Authorized: 2,500,000,000 shares;
  issued and outstanding  -
  1,470,302,000  shares at 8/2/98
  and 1,464,216,000 shares at 2/1/98              74             73
 Paid-In Capital                               2,742          2,626
 Retained Earnings                             5,154          4,430
 Cumulative Translation Adjustments              (60)           (28)
                                               7,910          7,101

 Less Shares Purchased for Compensation
   Plans                                           5              3

   Total Stockholders' Equity                  7,905          7,098

                                            $ 12,593       $ 11,229

See accompanying notes to consolidated condensed financial statements.


                   THE HOME DEPOT, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (Unaudited)

(In Millions)
Six Months Ended

                                      August 2, 1998     August 3, 1997
Cash Provided From Operations:

Net Earnings                                $    804           $    617

Reconciliation of Net Earnings to Net Cash
 Provided by Operations:
  Depreciation and Amortization                  180                134
  Decrease (Increase) in Receivables, Net        132                 (4)
  Increase in Merchandise Inventories           (192)              (472)
  Increase in Accounts Payable and
    Accrued Expenses                             642                650
  Increase in Income Taxes Payable                40                 18
  Other                                            1                (11)
     Net Cash Provided by Operations           1,607                932

Cash Flows From Investing Activities:

Capital Expenditures                            (891)              (585)
Proceeds from Sales of Property and
  Equipment                                       22                 25
Payment for Purchase of Minority
  Partnership Interest                          (261)               ---
Purchases of Investments                          (1)               (65)
Proceeds from Maturities of Investments            2                 49
Repayments of Advances Secured by Real
  Estate, Net                                      3                  8
     Net Cash Used in Investing Activities    (1,126)              (568)

Cash Flows From Financing Activities:

Principal Repayments of Long-Term Debt            (4)               (37)
Proceeds from Sale of Common Stock, Net           84                 64
Cash Dividends Paid to Stockholders              (81)               (65)
Minority Interest Contributions to
  Partnership                                      5                  1
     Net Cash Provided by (Used in)
       Financing Activities                        4                (37)

Effect of Exchange Rate Changes on Cash, Net      (3)               ---
Increase in Cash and Cash Equivalents            482                327
Cash and Cash Equivalents at Beginning of
  Period                                         172                146
Cash and Cash Equivalents at End of Period  $    654           $    473

See accompanying notes to consolidated condensed financial statements.

                   THE HOME DEPOT, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                (Unaudited)

(In Millions)

                        Three Months Ended       Six Months Ended

                        August 2,  August 3,     August 2,  August 3,
                          1998       1997          1998       1997
Net Earnings            $    467   $    358      $    804   $    617

Other Comprehensive
  Income, net of tax:
    Foreign Currency
    Translation
    Adjustments              (22)       ---           (19)        (5)
  Unrealized Loss on
    Investments              ---        ---           ---         (1)

Other Comprehensive
   Income                    (22)       ---           (19)        (6)

Comprehensive Income    $    445   $    358      $    785   $    611


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


2.    Stock Split

      On May 27, 1998, the Board of Directors authorized a two-for-one stock split, effected in the form of a stock dividend, which was distributed on July 2, 1998 to stockholders of record on June 11, 1998. This distribution resulted in a transfer on the Company's balance sheet of $36,751,000 to common stock from paid -in-capital. The accompanying financial statements and management's discussion and analysis of results of operations and financial condition, including all share and per share amounts, have been adjusted to reflect this transaction.


3.    Purchase of Minority Interest in Canadian Partnership

      During the first quarter of fiscal 1998, the Company purchased, for $261 million, the remaining 25% partnership interest in The Home Depot Canada partnership that was held by The Molson Companies. As a result of this transaction, the Company and its subsidiaries now own all of The Home Depot's Canadian operations. The Home Depot Canada partnership was formed in February, 1994 when the Company acquired 75% of Aikenhead's Home Improvement Warehouse, which was then operating seven home improvement stores in Canada. Since the original acquisition and through the end of the second quarter of fiscal 1998, The Home Depot Canada has opened 33 additional stores. The terms of the original partnership agreement provided for a put/call option, which would have resulted in the Company purchasing the remaining 25% of The Home Depot Canada at any time after the sixth anniversary of the original agreement. The companies reached a mutual agreement, however, to complete the purchase transaction at an earlier date.

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


                                                            Percentage
                                                             Increase
                       Three Months       Six Months       (Decrease) in
                          Ended             Ended        Dollar Amounts
Selected Consolidated
Statements of Earnings  Aug 2,  Aug 3,   Aug 2,   Aug 3, Three    Six
Data                    1998    1997     1998     1997   Months  Months
Net Sales               100.0%  100.0%   100.0%   100.0%    24.3%   25.0%

Gross Profit             27.8    27.5     27.7     27.4     25.7    26.2

Operating Expenses:
 Selling and
   Store Operating       16.7    16.9     17.2     17.3     22.7    23.6
 Pre-Opening              0.2     0.2      0.2      0.2     28.6    37.0
 General and
   Administrative         1.5     1.5      1.6      1.6     20.8    22.6

  Total Operating
    Expenses             18.4    18.6     19.0     19.1     22.6    23.7
  Operating Income        9.4     8.9      8.7      8.3     32.1    32.2

Interest Income
   (Expense):
 Interest and Investment
    Income                0.1     0.2      0.1      0.2    (35.7)  (37.5)
 Interest Expense        (0.1)   (0.2)    (0.1)    (0.2)    (9.1)   (4.5)

  Interest, Net           0.0     0.0      0.0      0.0   (133.3) (400.0)

  Earnings Before
   Income Taxes           9.4     8.9      8.7      8.3     31.2    31.3

Income Taxes              3.7     3.4      3.4      3.2     32.5    32.9
  Net Earnings            5.7%    5.5%     5.3%     5.1%    30.4    30.3

Selected Consolidated
Sales Data

Number of Transactions
  (in Millions)            180     149      336      279    20.8    20.4

Average Amount of Sale
 Per Transaction        $44.98  $43.71   $45.08   $43.59     2.9     3.4

Weighted Average
  Weekly Sales
Per Operating
 Store
 (in Thousands)         $  933  $  922   $  894   $  879     1.2     1.7

Weighted Average
Sales Per Square Foot   $  455  $  452   $  436   $  431     0.7     1.2

                   THE HOME DEPOT, INC. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                (CONTINUED)


RESULTS OF OPERATIONS

Sales for the second quarter of fiscal 1998 increased 24.3% to $8.139 billion from $6.550 billion for the second quarter of fiscal 1997. For the first six months of fiscal 1998, sales increased 25% to $15.263 billion from $12.208 billion for the comparable period in fiscal 1997. The sales increase for both periods was primarily attributable to new stores (679 stores open at the end of the second quarter of fiscal 1998 compared with 559 at the end of the second quarter of fiscal 1997) and a comparable store-for-store sales increase of 7% for both the second quarter and first six months of fiscal 1998.

Gross profit as a percent of sales was 27.8% for the second quarter of fiscal 1998 compared with 27.5% for the second quarter of fiscal 1997. For the first six months of fiscal 1998 gross profit as a percent of sales was 27.7% compared to 27.4% for the comparable period of fiscal 1997. The gross profit rate increase for both periods was primarily attributable to sales mix changes, lower lumber costs and to product line reviews and other merchandising initiatives, which have resulted in lower costs of merchandise.

Operating expenses as a percent of sales decreased to 18.4% for the second quarter of fiscal 1998 from 18.6% for the second quarter of fiscal 1997, primarily due to lower selling and store operating expenses as a percent of sales. For the first six months of fiscal 1998, operating expenses decreased to 19.0% from 19.1% for the comparable period in fiscal 1997.

Selling and store operating expenses as a percent of sales were 16.7% for the second quarter of fiscal 1998 compared to 16.9% for the comparable period of fiscal 1997. Net advertising expenses decreased as a percent of sales due to increased national advertising and cost leverage achieved from opening new stores in existing markets. During the first quarter of 1998, the Company purchased the remaining 25% of The Home Depot Canada Partnership from The Molson Companies. As a result, expense for minority interest, which represents the Molson Companies' share of earnings in the partnership, was lower as a percent of sales in the second quarter and first six months of fiscal 1998 compared with the second quarter and first six months of fiscal 1997. In addition, store relocation costs as a percent of sales were lower during the second quarter of fiscal 1998 than in the second quarter of fiscal 1997, due to differences in the unrecoverable costs of relocated stores and timing of the relocations. Partially offsetting these decreases were higher store selling payroll expenses as a percent of sales for the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997 primarily due to increased focus on certain areas, including flooring and other decor areas that require labor skills which tend to carry higher than average pay rates. Selling and store operating expenses as a percent to sales decreased to 17.2% for the first six months of fiscal 1998 from 17.3% for the first six months of fiscal 1997. This decrease was due to lower net advertising expenses, minority interest expense and store relocation costs as described above.

                   THE HOME DEPOT, INC. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                (CONTINUED)

RESULTS OF OPERATIONS - (Continued)

Pre-opening expenses as a percent of sales were 0.2% for the second quarter and first six months of both fiscal 1998 and fiscal 1997. The Company opened 23 stores and relocated 1 during the second quarter of fiscal 1998 compared with 23 new stores and no relocations during the second quarter of fiscal 1997. General and administrative expenses as a percent of sales were 1.5% for both the second quarter of fiscal 1998 and fiscal 1997 and 1.6% for the first six months of fiscal 1998 and fiscal 1997.

Net interest as a percent of sales was 0.0% for the second quarter and first six months of both fiscal 1998 and fiscal 1997. As a percent of sales, interest and investment income for the second quarter and first six months of fiscal 1998 decreased to 0.1% from 0.2% for the second quarter and first six months of 1997 primarily due to lower investment balances resulting from funds used to open new stores. Interest expense was substantially equivalent in dollars for both the second quarter and first six months of fiscal 1998 and fiscal 1997 but was lower as a percent of sales this year compared to last year due to the increase in sales.

The Company's combined federal and state effective income tax rate increased to 39.3% for the second quarter and first six months of fiscal 1998 from 38.9% for the comparable periods of fiscal 1997. The increase was due to higher effective state tax rates and a reduction in tax-exempt interest income.

Net earnings as a percent of sales increased to 5.7% and 5.3.% for the second quarter and first six months of fiscal 1998, respectively, from 5.5% and 5.1% for the second quarter and first six months of fiscal 1997.

Diluted earnings per share were $0.31 and $0.53 for the second quarter and first six months of fiscal 1998, respectively, compared to $0.24 and $0.41 for the second quarter and first six months of fiscal 1997, respectively. The increases for fiscal 1998 were primarily attributable to higher gross margin rates and lower selling and store operating expenses, partially offset by higher income tax rates, as described above.

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

                   THE HOME DEPOT, INC. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES - (Continued)

During the first six months of fiscal 1998, the Company opened 55 stores and relocated 1 store. During the remainder of fiscal 1998, the Company plans to open approximately 82 new stores and relocate 3 existing stores, for a 22% unit growth rate. It is anticipated that approximately 87% of these locations will be owned, and the remainder will be leased. The Company also plans to open approximately 170 stores, including relocations, in fiscal 1999.

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

The Company financed a portion of new stores opened in fiscal 1997 under the agreement and anticipates utilizing this facility to finance selected new stores in fiscal 1998 and an office building in fiscal 1999. In addition,
some planned locations for fiscal 1998 and fiscal  1999  will  be   leased
individually, and it is expected that many locations may be obtained through the acquisition of land parcels and construction or purchase of buildings. While the cost of new stores to be constructed and owned by the Company varies widely, principally due to land costs, new store costs are currently estimated to average approximately $13.2 million per location. The cost to remodel and fixture stores to be leased is expected to average approximately $2.4 million per store. In addition, each new store will require approximately $2.9 million to finance inventories, net of vendor financing.

During fiscal 1996, the Company issued, through a public offering, $1.1 billion of 3.25% Convertible Subordinated Notes due October 1, 2001 ("3.25% Notes"). The 3.25% Notes were issued at par and are convertible into shares of the Company's common stock at any time prior to maturity, unless previously redeemed by the Company, at a conversion price of $23.0416 per share, subject to adjustment under certain conditions. The 3.25% Notes may be redeemed, at the option of the Company, at any time on or after October
2, 1999, in whole or in part, at a redemption price of 100.813% of the principal amount and after October 1, 2000, at 100% of the principal
amount.   The  Company  used the net proceeds from the  offering  to  repay outstanding commercial paper obligations, to finance a portion of the Company's capital expenditure program, including store expansions and renovations, and for general corporate purposes.

The Company has a commercial paper program that allows borrowings up to a maximum of $800 million. As of August 2, 1998, there were no borrowings outstanding under the program. In connection with the program, the Company has a back-up credit facility with a consortium of banks for up to $800 million. The credit facility, which expires in December 2000, contains various restrictive covenants, none of which is expected to materially impact the Company's liquidity or capital resources.

                   THE HOME DEPOT, INC. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES - (Continued)

As of August 2, 1998, the Company had $655 million in cash and cash equivalents and short-term investments, as well as $15 million in long-term investments. Management believes that its current cash position, the proceeds from short-term and long-term investments, internally generated funds, funds available from its $800 million commercial paper program, funds available from the $600 million operating lease agreement, and/or the ability to obtain alternate sources of financing should enable the Company to complete its capital expenditure programs, including store expansions and renovations, through the next several fiscal years.

YEAR 2000

The Company is currently addressing a universal situation commonly referred to as the "Year 2000 Problem." The Year 2000 Problem relates to the inability of certain computer software programs to properly recognize and process date-sensitive information relative to the Year 2000 and beyond. During fiscal 1997, the Company developed a plan to devote the necessary resources to identify and modify systems impacted by the Year 2000 Problem, or implement new systems to become Year 2000 compliant in a timely manner. The total cost of executing this plan is estimated at $13 million and, as of August 2, 1998, the Company was approximately 50% complete with the execution of this plan. In addition, the Company has contacted its major suppliers and vendors seeking information about their internal compliance efforts. The Company's risks involved with not solving the Year 2000 issue include, but are not limited to, the following: loss of local or regional electric power, loss of telecommunication services, delays or cancellations of shipping or transportation, manufacturing shut- downs, bank errors and computer errors by vendors. The Company is in the process of developing contingency plans for those areas which might be affected by the Year 2000 Problem. If the Company, its suppliers or vendors are unable to resolve issues related to the Year 2000 on a timely basis, it could result in a material financial risk.


IMPACT OF INFLATION AND CHANGING PRICES

Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe inflation has had a material effect on sales or results of operations.



Item 3. Quantitative and Qualitative Disclosures About Market Risk

       The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments and believes that its exposure to market risk associated with other financial instruments (such as investments) are not material.

                        PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

        At the Company's Annual Meeting of Stockholders, on May 27, 1998, the stockholders elected the slate of nominees for election as director with votes cast as follows: Arthur M. Blank had
        625,423,396 shares for and 13,329,195 shares withheld; Dr. Johnnetta B. Cole had 626,684,757 shares for and 12,067,834 shares withheld; Mr. Milledge A. Hart, III had 625,413,650 shares for and 13,338,940 shares withheld and Ms. M. Faye Wilson had 625,386,512 shares for and 13,366,078 shares withheld. There were no abstentions or broker non-votes applicable to the election of directors. The following other directors have terms of office as a director that continue after the meeting: Col. Frank Borman, Mr. Ronald M. Brill, Mr. John L. Clendenin, Mr. Berry R. Cox, Mr. Donald R. Keough, Mr. Kenneth G. Langone and Mr. Bernard Marcus.

        The stockholders approved The Home Depot, Inc. Senior Officers' Bonus Pool Plan with votes cast as follows: 609,451,180 shares for; 25,361,261 shares against; and 3,940,149 shares abstained. There were no broker non-votes applicable to this vote.

        The stockholders approved the Company's Executive Officers' Bonus Plan with votes cast as follows: 608,907,799 shares for; 25,799,325 shares against; and 4,045,466 shares abstained. There were no broker non-votes applicable to this vote.

        The stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares with votes cast as follows: 574,925,835 shares for; 61,862,075 shares against; and 1,964,679 shares abstained. There were no broker non-votes applicable to this vote.

        The stockholders rejected a proposal to amend the Company's Bylaws to require that the Board of Directors consist of a majority of independent directors with votes cast as follows: 157,973,605 shares for; 367,446,802 shares against; 7,824,898 shares abstained; and 105,507,284 broker non-votes.

        The stockholders rejected a proposal relating to a report on certain employment matters with votes cast as follows: 73,465,537 shares for; 437,824,806 shares against; 21,756,366 shares abstained; and 105,705,879 broker non-votes.

Item 5. Other Information

        Stockholders who desire the Company to include notice of a matter in the Company's Proxy Statement for its 1999 Annual Stockholders' Meeting under Rule 14a-4 of the Exchange Act must submit notice to the Company's Secretary no later than February 25, 1999.

                         PART II. OTHER INFORMATION
                                (CONTINUED)


Item 6.    Exhibits

           3.1    Restated Certificate of Incorporation of  The
                    Home Depot, Inc., as amended.
           3.2    Bylaws, as amended.
          11.1    Computation of Basic and Diluted Earnings Per Share
          27. Financial Data Schedule (only submitted to SEC in electronic format)

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



                                        THE HOME DEPOT, INC.
                                                  (Registrant)



                                        By:    /s/ Arthur M. Blank
                                        Arthur M. Blank
                                        President & CEO




                                         /s/ Marshall L. Day
                                        Marshall L. Day
                                        Senior Vice President
                                        Finance & Accounting







       August 31, 1998
     (Date)

                   THE HOME DEPOT, INC. AND SUBSIDIARIES

                             INDEX TO EXHIBITS



Exhibit     Description

  3.1       Restated Certificate of Incorporation of
              The Home Depot, Inc., as amended

  3.2       Bylaws, as amended

 11.1       Computation of Basic and Diluted Earnings Per Share

 27.        Financial Data Schedule (only submitted to SEC in electronic format)