Form 10-Q
period 1998-11-01
HOME DEPOT INC
filed 1998-12-08
CIK 354950

                               Page 1 of 16
             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-Q
(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     November 1, 1998

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

       $.05 par value 1,563,115,707 shares, as of November 20, 1998

                  THE HOME DEPOT, INC. AND SUBSIDIARIES

                           INDEX TO FORM 10-Q

                             November 1, 1998
                                                                       Page
Part I.  Financial Information:

  Item 1.  Financial Statements
     CONSOLIDATED STATEMENTS OF EARNINGS -
         Three-Month and Nine-Month Periods
         Ended November 1, 1998 and November 2, 1997....................3

     CONSOLIDATED CONDENSED BALANCE SHEETS -
         As of November 1, 1998 and February 1, 1998....................4

     CONSOLIDATED STATEMENTS OF CASH FLOWS -
         Nine-Month Periods
         Ended November 1, 1998 and November 2, 1997....................5

     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME -
         Three-Month and Nine-Month Periods
         Ended November 1, 1998 and November 2, 1997....................6

     NOTES TO CONSOLIDATED CONDENSED
         FINANCIAL STATEMENTS...........................................7

  Item 2.  Management's Discussion and Analysis of Results
              of Operations and Financial Condition ..................8 - 13

  Item 3.  Quantitative and Qualitative Disclosures about
              Market Risk..............................................13

Part II.  Other Information:

  Item 4.  Submission of Matters to a Vote of Security
              Holders..................................................14

  Item 5.  Other Information...........................................14

  Item 6.  Exhibits and Reports on Form 8-K............................14

  Signature Page.......................................................15

  Index to Exhibits....................................................16

                       PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                    THE HOME DEPOT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS

                                 (Unaudited)
 (In Millions, Except Per Share Data)
                              Three Months Ended      Nine Months Ended

                           November 1, November 2, November 1,  November 2,
                             1998        1997        1998         1997
Net Sales                   $ 7,699     $ 6,217     $ 22,961     $ 18,425
Cost of Merchandise Sold      5,522       4,491       16,552       13,346
  Gross Profit                2,177       1,726        6,409        5,079

Operating Expenses:
 Selling and Store Operating  1,377       1,117        3,998        3,236
 Pre-Opening                     24          16           61           43
 General and Administrative     131         106          375          305
 Non-Recurring Charge           ---         104          ---          104
  Total Operating Expenses    1,532       1,343        4,434        3,688

  Operating Income              645         383        1,975        1,391

Interest Income (Expense):
 Interest and Investment
 Income                           9          13           24           37
 Interest Expense                (8)        (10)         (29)         (32)
  Interest, Net                   1           3           (5)           5

 Earnings Before Income Taxes   646         386        1,970        1,396

Income Taxes                    254         150          774          543

  Net Earnings              $   392     $   236     $  1,196     $    853

Weighted Average Number of
  Common Shares Outstanding   1,471       1,461        1,469        1,457

Basic Earnings Per Share    $  0.27     $  0.16     $   0.81     $   0.59

Weighted Average Number of
  Common Shares Outstanding
  Assuming Dilution           1,547       1,529        1,544        1,521

Diluted Earnings Per Share  $  0.26     $  0.16     $   0.79     $   0.57

Dividends Per Share         $ 0.030     $ 0.025     $  0.085     $  0.070

See accompanying notes to consolidated condensed financial statements.

                    THE HOME DEPOT, INC. AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (Unaudited)
(In Millions, Except Share Data)
                                            November 1,   February 1,
                                              1998          1998
ASSETS
Current Assets:
 Cash and Cash Equivalents                  $    515     $    172
 Short-Term Investments                            1            2
 Receivables, Net                                459          556
 Merchandise Inventories                       4,157        3,602
 Other Current Assets                            116          128
  Total Current Assets                         5,248        4,460

 Property and Equipment, at cost               8,917        7,487
 Less: Accumulated Depreciation
       and Amortization                       (1,213)        (978)
  Net Property and Equipment                   7,704        6,509

 Long-Term Investments                            15           15
 Notes Receivable                                 28           27
 Cost in Excess of the Fair Value
 of Net Assets Acquired                          263          140
 Other                                            66           78
                                            $ 13,324     $ 11,229

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts Payable                           $  2,144     $  1,358
 Accrued Salaries and Related Expenses           383          312
 Sales Taxes Payable                             204          143
 Other Accrued Expenses                          555          530
 Income Taxes Payable                             90          105
 Current Installments of Long-Term Debt           10            8
  Total Current Liabilities                    3,386        2,456

Long-Term Debt, excluding current
 installments                                  1,319        1,303
Other Long-Term Liabilities                      219          178
Deferred Income Taxes                             79           78
Minority Interest                                  5          116

Stockholders' Equity:
 Common Stock, par value $0.05.
  Authorized: 2,500,000,000 shares;
  issued and outstanding  -
  1,473,829,000 shares at 11/1/98
  and 1,464,216,000 shares at 2/1/98              74           73
 Paid-In Capital                               2,820        2,626
 Retained Earnings                             5,502        4,430
 Cumulative Translation Adjustments              (75)         (28)
                                               8,321        7,101

 Less Shares Purchased for Compensation
  Plans                                            5            3

  Total Stockholders' Equity                   8,316        7,098

                                            $ 13,324     $ 11,229

See accompanying notes to consolidated condensed financial statements.

                    THE HOME DEPOT, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (Unaudited)

(In Millions)
Nine Months Ended

                                        November 1, 1998    November 2, 1997
Cash Provided From Operations:

Net Earnings                               $  1,196           $    853

Reconciliation of Net Earnings to Net Cash
 Provided by Operations:
  Depreciation and Amortization                 277                205
  Decrease (Increase) in Receivables, Net        95               (123)
  Increase in Merchandise Inventories          (567)              (756)
  Increase in Accounts Payable and
    Accrued Expenses                            981                953
  Increase in Income Taxes Payable               29                ---
  Other                                          26                 15
     Net Cash Provided by Operations          2,037              1,147

Cash Flows From Investing Activities:

Capital Expenditures                         (1,486)              (985)
Proceeds from Sales of Property and
  Equipment                                      30                 46
Payment for Purchase of
  Minority Partnership Interest                (261)               ---
Purchases of Investments                         (2)              (194)
Proceeds from Maturities of Investments           3                312
Repayments of Advances Secured by Real
  Estate, Net                                    (1)                (1)
     Net Cash Used in Investing Activities   (1,717)              (822)

Cash Flows From Financing Activities:

Proceeds from Long-Term Borrowings              ---                 15
Principal Repayments of Long-Term Debt           (5)               (37)
Proceeds from Sale of Common Stock, Net         150                106
Cash Dividends Paid to Stockholders            (125)              (102)
Minority Interest Contributions to
  Partnership                                     7                  5
     Net Cash Provided by (Used in)
       Financing Activities                      27                (13)

Effect of Exchange Rate Changes on Cash, Net     (4)               ---
Increase in Cash and Cash Equivalents           343                312
Cash and Cash Equivalents at Beginning of
  Period                                        172                146
Cash and Cash Equivalents at End of Period $    515           $    458

See accompanying notes to consolidated condensed financial statements.

                    THE HOME DEPOT, INC. AND SUBSIDIARIES


               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (Unaudited)

(In Millions)

                            Three Months Ended        Nine Months Ended

                            November 1, November 2,   November 1, November 2,
                              1998        1997          1998        1997
Net Earnings                $      392  $      236    $    1,196  $     853

Other Comprehensive
 Income, net of tax:
   Foreign Currency
   Translation
   Adjustments                      (9)         (5)          (28)       (10)
 Unrealized Loss on
   Investments                     ---          ---          ---         (1)

Other Comprehensive
   Income                           (9)         (5)          (28)       (11)

Comprehensive Income        $      383  $      231    $    1,168  $     842


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


2.    Stock Split

      On May 27, 1998, the Board of Directors authorized a two-for-one stock split, effected in the form of a stock dividend, which was distributed on July 2, 1998 to stockholders of record on June 11, 1998. This distribution resulted in a transfer on the Company's balance sheet of $36,751,000 to common stock from paid-in capital. The accompanying financial statements and Management's Discussion and Analysis of Results of Operations and Financial Condition, including all share and per share amounts, have been adjusted to reflect this transaction.


3.    Purchase of Minority Interest in Canadian Partnership

      During the first quarter of fiscal 1998, the Company purchased, for $261 million, the remaining 25% partnership interest in The Home Depot Canada partnership that was held by The Molson Companies. As a result of this transaction, the Company and its subsidiaries now own all of The Home Depot's Canadian operations. The Home Depot Canada partnership was formed in February 1994 when the Company acquired 75% of Aikenhead's Home Improvement Warehouse, which was then operating seven home improvement stores in Canada. Since the original acquisition and through the end of the third quarter of fiscal 1998, The Home Depot Canada has opened 34 additional stores. The terms of the original partnership agreement provided for a put/call option, which would have resulted in the Company purchasing the remaining 25% of The Home Depot Canada at any time after the sixth anniversary of the original agreement. The companies reached a mutual agreement, however, to complete the purchase transaction at an earlier date.

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

                                                            Percentage
                                                            Increase
                                                            (Decrease) in
                       Three Months      Nine Months        Dollar Amounts
                          Ended              Ended
Selected Consolidated
Statements of Earnings  Nov. 1,  Nov. 2,  Nov. 1,  Nov. 2,  Three   Nine
Data                     1998     1997     1998     1997    Months  Months
Net Sales                100.0%   100.0%   100.0%   100.0%    23.8%   24.6%

Gross Profit              28.3     27.8     27.9     27.6     26.1    26.2

Operating Expenses:
 Selling and
   Store Operating        17.9     17.9     17.4     17.5     23.3    23.5
 Pre-Opening               0.3      0.3      0.3      0.2     50.0    41.9
 General and
   Administrative          1.7      1.7      1.6      1.7     23.6    23.0
 Non-Recurring Charge      ---      1.7      ---      0.6      N/A     N/A

  Total Operating
    Expenses              19.9     21.6     19.3     20.0     14.1    20.2
  Operating Income         8.4      6.2      8.6      7.6     68.4    42.0

Interest Income
 (Expense):
 Interest and Investment
    Income                 0.1      0.2      0.1      0.2    (30.8)  (35.1)
 Interest Expense         (0.1)    (0.2)    (0.1)    (0.2)   (20.0)   (9.4)

  Interest, Net            ---      ---      ---      ---    (66.7) (200.0)

  Earnings Before
   Income Taxes            8.4      6.2      8.6      7.6     67.4    41.1

Income Taxes               3.3      2.4      3.4      3.0     69.3    42.5
  Net Earnings             5.1%     3.8%     5.2%     4.6%    66.1    40.2

Selected Consolidated
 Sales Data
Number of Transactions
 (in Millions)           167      139      503      418       20.1    20.3

Average Amount of Sale
 Per Transaction         $45.62   $44.50   $45.26   $43.89     2.5     3.1

Weighted Average
  Weekly Sales
Per Operating
  Store (in Thousands)   $  847   $  838   $  878   $  865     1.1     1.5

Weighted Average
  Sales Per Square Foot  $  412   $  411   $  427   $  424     0.2     0.7

                    THE HOME DEPOT, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                 (CONTINUED)



FORWARD-LOOKING STATEMENTS

Certain written and oral statements made by the Company or with the approval of an authorized executive officer of the Company may constitute "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995. Words or phrases such as "should result, are expected to, we anticipate, we estimate, we project" or similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and its present expectations or projections. These risks and uncertainties include, but are not limited to, unanticipated weather conditions, stability of costs and availability of sourcing channels, conditions affecting the acquisition, development and ownership of real estate, and the impact of competition. Caution should be taken not to place undue reliance on any such forward-looking statements, since such statements speak only as of the date of the making of such statements.

RESULTS OF OPERATIONS

Sales for the third quarter of fiscal 1998 increased 23.8% to $7.699 billion from $6.217 billion for the third quarter of fiscal 1997. For the first nine months of fiscal 1998, sales increased 24.6% to $22.961 billion from $18.425 billion for the comparable period in fiscal 1997. The sales increase for both periods was primarily attributable to new stores (717 stores open at the end of the third quarter of fiscal 1998 compared with 583 at the end of the third quarter of fiscal 1997) and a comparable store-for-store sales increase of 7% for both the third quarter and first nine months of fiscal 1998.

Gross profit as a percent of sales was 28.3% for the third quarter of fiscal 1998 compared with 27.8% for the third quarter of fiscal 1997. For the first nine months of fiscal 1998 gross profit as a percent of sales was 27.9%
compared with 27.6% for the comparable period of fiscal 1997. The gross profit rate increase for both periods was primarily attributable to product line reviews and other merchandising initiatives, which have resulted in lower costs of merchandise. In addition, sales mix changes and better shrink results contributed to a higher margin rate.

Operating expenses as a percent of sales decreased to 19.9% for the third quarter of fiscal 1998 from 21.6% for the third quarter of fiscal 1997 primarily due to a pre-tax non-recurring charge of $104 million in the third quarter of fiscal 1997 related to the settlements of an employment-related class action lawsuit and three other lawsuits. For the first nine months of fiscal 1998, operating expenses decreased to 19.3% from 20.0% for the comparable period in fiscal 1997, primarily due to the non-recurring charge as described above.

Selling and store operating expenses as a percent of sales were 17.9% for the third quarter of both fiscal 1998 and fiscal 1997. Net advertising expenses decreased as a percent of sales due to increased national advertising and cost leverage achieved from opening new stores in existing markets. During the first quarter of fiscal 1998, the Company purchased the remaining 25% of The Home Depot Canada Partnership from The Molson Companies. As a result, minority interest expense, which includes the Molson Companies' share of earnings in the partnership, was lower as a percent of sales in the third quarter and first nine months of fiscal 1998 compared with the third quarter and first nine months of fiscal 1997. In addition, claims expenses related to the company's self-funded insurance programs were lower than last year as a percent of sales due to continued focus on safety programs and claims management. Partially offsetting these decreases were higher store selling payroll expenses as a percent of sales for the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997 primarily due to the continued focus on certain areas, including flooring and other decor areas that require

                    THE HOME DEPOT, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                              (CONTINUED)


RESULTS OF OPERATIONS - (Continued)

labor skills which tend to carry higher than average pay rates. Also, credit card discounts were higher than last year due to a higher penetration of credit card sales. Selling and store operating expenses as a percent of sales decreased to 17.4% for the first nine months of fiscal 1998 from 17.5% for the first nine months of fiscal 1997. This decrease was due primarily to lower net advertising expenses and minority interest expense, partially offset by higher store selling payroll expense, as described above.

Pre-opening expenses as a percent of sales were 0.3% for the third quarter and first nine months of fiscal 1998 compared to 0.3% for the third quarter and 0.2% for the first nine months of fiscal 1997. The Company opened 38 stores and relocated 3 stores during the third quarter of fiscal 1998 compared with 24 new stores and 2 store relocations during the third quarter of fiscal 1997. General and administrative expenses as a percent of sales were 1.7% for the third quarter of both fiscal 1998 and fiscal 1997, and 1.6% for the first nine months of fiscal 1998 compared to 1.7% for fiscal 1997.

Net interest as a percent of sales was 0.0% for the third quarter and first nine months of both fiscal 1998 and fiscal 1997. As a percent of sales, interest and investment income for the third quarter and first nine months of fiscal 1998 decreased to 0.1% from 0.2% for the third quarter and first nine months of fiscal 1997, primarily due to lower investment balances and lower interest rates. Interest expense as a percent of sales decreased to 0.1% for the third quarter and first nine months of fiscal 1998 from 0.2% for the comparable periods of fiscal 1997. The decrease was primarily attributable to leverage achieved from higher sales in fiscal 1998 and to higher capitalized interest expense during fiscal 1998.

The Company's combined federal and state effective income tax rate increased to 39.3% for the third quarter and first nine months of fiscal 1998 from 38.9% for the comparable periods of fiscal 1997. The increase was due to higher effective state tax rates and a reduction in tax-exempt interest income.

Net earnings as a percent of sales increased to 5.1% and 5.2% for the third quarter and first nine months of fiscal 1998, respectively, from 3.8% and 4.6% for the third quarter and first nine months of fiscal 1997 (4.8% and
5.0% for the third quarter and first nine months of fiscal 1997 excluding the non-recurring charge.) The increases as a percent of sales for fiscal 1998, excluding the non-recurring charge last year, were primarily attributable to higher gross margin rates and lower selling and store operating expenses, partially offset by higher income tax rates, as described above.

Diluted earnings per share was $0.26 and $0.79 for the third quarter and first nine months of fiscal 1998, respectively, compared to $0.16 and $0.57 for the third quarter and first nine months of fiscal 1997, respectively. Diluted earnings per share for 1997, excluding the non-recurring charge, was $0.20 for the third quarter and $0.61 for the first nine months.

                    THE HOME DEPOT, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                 (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from store operations provides the Company with a significant source of liquidity. Additionally, a significant portion of the Company's inventory is financed under vendor credit terms. During the first nine months of fiscal 1998, the Company opened 93 stores and relocated 4 stores. During the remainder of fiscal 1998, the Company plans to open approximately 44 new stores, for a 22% unit growth rate. It is anticipated that approximately 82% of these locations will be owned, and the remainder will be leased. The Company also plans to open approximately 170 stores, including relocations, in fiscal 1999.

In June 1996, the Company entered into a $300 million operating lease agreement for the purpose of financing construction costs of certain new stores. The Company increased its available funding under the operating lease agreement to $600 million in May 1997 and to $882 million in October 1998. Under the agreement, the lessor purchases the properties, pays for the construction costs and subsequently leases the facilities to the Company. The lease provides for substantial residual value guarantees and includes purchase options at original cost on each property.

The Company financed a portion of new stores opened in fiscal 1997 under the operating lease agreement and anticipates utilizing this facility to finance selected new stores in fiscal 1998 and 1999, and an office building in fiscal 1999. In addition, some planned locations for fiscal 1998 and fiscal 1999 will be leased individually, and it is expected that many locations may be obtained through the acquisition of land parcels and construction or purchase of buildings. While the cost of new stores to be constructed and owned by the Company varies widely, principally due to land costs, new store costs are currently estimated to average approximately $13.1 million per location. The cost to remodel and fixture stores to be leased is expected to average approximately $2.5 million per store. In addition, each new store will require approximately $3.0 million to finance inventories, net of vendor financing.

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

The Company has a commercial paper program that allows borrowings up to a maximum of $800 million. As of November 1, 1998, there were no borrowings outstanding under the program. In connection with the program, the Company has a back-up credit facility with a consortium of banks for up to $800 million. The credit facility, which expires in December 2000, contains various restrictive covenants, none of which is expected to materially impact the Company's liquidity or capital resources.

                    THE HOME DEPOT, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                 (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES - (Continued)

As of November 1, 1998, the Company had $516 million in cash and cash equivalents and short-term investments, as well as $15 million in long-term investments. Management believes that its current cash position, the proceeds from short-term and long-term investments, internally generated funds, funds available from its $800 million commercial paper program, funds available from the $882 million operating lease agreement, and/or the ability to obtain alternate sources of financing should enable the Company to complete its capital expenditure programs, including store expansions and renovations, through the next several fiscal years.

YEAR 2000

The Company is currently addressing a universal situation commonly referred to as the "Year 2000 Problem". The Year 2000 Problem relates to the inability of certain computer software programs to properly recognize and process date-sensitive information relative to the Year 2000 and beyond. During fiscal 1997, the Company developed a plan to devote the necessary resources to identify and modify internal systems impacted by the Year 2000 Problem, or implement new systems to become Year 2000 compliant in a timely manner. This compliance plan consists of four major areas of focus: systems, desktops, facilities and supplier management. The total cost of executing this plan is estimated at $13,000,000 and, as of November 1, 1998, the Company had expended approximately $5,250,000 to effect the plan.

The Company has substantially completed the intial phases of the systems portion of the compliance plan. The intial phases include completing an inventory of all software programs operating on Company systems, identifying Year 2000 problems and developing contingency plans. The next phase involves creating an appropriate testing environment and, as of November 1, 1998, this phase was approximately 70% complete. Subsequent phases of the systems portion of the compliance plan involve execution of testing and the installation of Year 2000 compliant software into the production environment, which were, respectively, approximately 30% and 25% complete as of the end of the third quarter of fiscal 1998. The Company anticipates completing the systems portion of its compliance plan by the end of the first quarter of fiscal 1999.

The Company has conducted an inventory of all desktop applications. All desktop applications critical to the Company's overall business are being evaluated under the method described above. As of November 1, 1998, this process was approximately 70% complete. The Company expects the execution of this portion of the plan to be substantially complete by the end of the fiscal year 1998. Desktop infrastructure is also being tested. The Company expects the testing of desktop infrastructure to be subsantially complete during the first quarter of fiscal 1999.

Substantially all critical facilities systems, including, but not limited to, security systems, energy management, material handling, copiers and faxes, have been inventoried and are being tested. As of November 1, 1998, this process was approximately 33% complete. The Company anticipates completing the facilities systems portion of its compliance plan before the end of the second quarter of fiscal 1999.

                     THE HOME DEPOT,INC.AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                (CONTINUED)

YEAR 2000 - (Continued)

The Company is assessing the Year 2000 compliance status of its suppliers, many of which participate in electronic data interchange ("EDI") or similar programs with the Company. The Company anticipates conducting substantial testing with EDI merchandise suppliers during 1999. In addition, the Company plans to communicate with all its transportation carriers and to conduct similar testing. With respect to merchandise suppliers participating in EDI programs with the Company, the Company anticipates conducting point-to-point testing of these EDI systems for Year 2000 compliance.

The Company's risks involved with not solving the Year 2000 Problem include, but are not limited to, the following: loss of local or regional electric power, loss of telecommunication services, delays or cancellations of shipping or transportation of merchandise, manufacturing shut-downs, delays in processing customer transactions, bank errors and computer errors by suppliers. Because the Company's Year 2000 compliance is dependent upon certain third parties (including infrastructure providers) also being Year 2000 compliant on a timely basis, there can be no assurance that the Company's efforts will prevent a material adverse affect on its results of operations, financial condition or business. The Company is developing contingency plans for those areas of its business which may be affected by the Year 2000 Problem.

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

                         PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

        During the third quarter of fiscal 1998, no matters were submitted to a vote of security holders.

Item 5. Other Information

        None

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







  December 7, 1998
    (Date)

                   THE HOME DEPOT, INC. AND SUBSIDIARIES

                             INDEX TO EXHIBITS



Exhibit     Description

11.1        Computation of Basic and Diluted Earnings Per Share

27.         Financial Data Schedule (only submitted to SEC in electronic format)