Form 10-Q/A
period 1998-11-01
HOME DEPOT INC
filed 1999-01-11
CIK 354950

                               Page 1 of 16
             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-Q/A
(Mark One)

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

       $.05 par value 1,474,150,459 shares, as of November 20, 1998

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







  January 11, 1999
    (Date)

                   THE HOME DEPOT, INC. AND SUBSIDIARIES

                             INDEX TO EXHIBITS



Exhibit     Description

11.1        Computation of Basic and Diluted Earnings Per Share

27.         Financial Data Schedule (only submitted to SEC in electronic format)