Form 10-K405
period 1999-01-31
HOME DEPOT INC
filed 1999-04-19
CIK 354950

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

                   FOR ANNUAL AND TRANSITION REPORTS PURSUANT
         TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 (Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended January 31, 1999
                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934

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

         Common Stock, $.05 Par Value                New York Stock Exchange
         3 1/4% Convertible Subordinated Notes       New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                      Yes  X   No
                                                                  -----   -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                -
The aggregate market value of the Common Stock of the Registrant held by nonaffiliates of the Registrant on March 29, 1999, was $89,324,866,932. The aggregate market value was computed by reference to the closing price of the Common Stock on the New York Stock Exchange on such date. For the purposes of this response, executive officers and directors are deemed to be the affiliates of the Registrant and the holdings by nonaffiliates was computed at 1,392,980,381 shares.

The number of shares outstanding of the Registrant's Common Stock as of March 29, 1999 was 1,478,633,371 shares.

INCORPORATION BY REFERENCE

Filings made by companies with the Securities and Exchange Commission sometimes "incorporate information by reference." This means that the company is referring you to information that was previously filed with the SEC, and this information is considered to be part of the filing you are reading. The following materials are incorporated by reference into this Form 10-K:

         - Information contained in our Proxy Statement for the 1999 Annual Meeting of Stockholders is incorporated by reference in response to Items 10 through 13 of Part III.

         - Information contained on pages 22 through 35 of our 1998 Annual Report to Stockholders is incorporated by reference in response to Items 6 and 8 of Part II.

FORWARD-LOOKING STATEMENTS MAY PROVE INACCURATE

Certain statements we make in this report, and other written and oral statements made by us or our authorized executive officers on our behalf may constitute "forward-looking statements" within the meaning of the federal securities laws. Words or phrases such as "should result," "are expected to," "we anticipate," "we estimate," "we project" or similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and its present expectations or projections. These risks and uncertainties include, but are not limited to:

- conditions affecting the availability, acquisition, development and ownership of real estate;
-        unanticipated weather conditions;
-        stability of costs and availability of sourcing channels;
-        our ability to attract, train and retain highly-qualified associates;
-        year 2000 problems;
-        general economic conditions;
-        the impact of competition; and
-        regulatory and litigation matters.

You should not place undue reliance on forward-looking statements, since such statements speak only as of the date they are made. Additional information concerning the risks and uncertainties listed above and other factors you may wish to consider are provided on page 24 under "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition - Forward-Looking Statements May Prove Inaccurate."

                                     PART I
ITEM 1.   BUSINESS

The Home Depot, Inc. is the leading retailer in the home improvement industry and ranked among the ten largest retailers in the United States based on net sales volume for fiscal 1998. At the end of our fiscal year, we were operating 761 retail stores, which includes 753 Home Depot(R) stores and eight EXPO Design Center(SM) stores. A description of these two types of stores is as follows:

         - HOME DEPOT STORES: Home Depot stores sell a wide assortment of building materials and home improvement and lawn and garden products. Home Depot stores average approximately 107,000 square feet of enclosed space, with an additional approximately 24,000 square feet in the outside garden area. At fiscal year end, we had Home Depot stores located throughout the United States and Canada, as well as in Puerto Rico and Chile.

         - EXPO DESIGN CENTER STORES: EXPO Design Center stores sell products and services primarily for design and renovation projects. Unlike Home Depot stores, EXPO Design Center stores do not sell building materials and lumber. Rather, EXPO Design Center stores offer high-end interior design products, such as kitchen and bath cabinetry, tiles, flooring and lighting fixtures. The prototypical EXPO Design Center is approximately 92,000 square feet. At fiscal year end, EXPO Design Center stores were operating in California, Florida, Georgia, New York and Texas.

We also offer products through direct marketing. Our Maintenance Warehouse(R) subsidiary is a leading direct mail marketer of maintenance, repair and operations products serving primarily the multi-family housing and lodging facilities management market. Our National Blinds & Wallpaper(SM) subsidiary is a telephone mail order service for wallpaper and custom window treatments.

Our Store Support Center (corporate office) is located at 2455 Paces Ferry Road, Atlanta, Georgia 30339-4024. The telephone number is (770) 433-8211.

RETAIL BUSINESSES

HOME DEPOT STORES

OPERATING STRATEGY. The operating strategy for Home Depot stores is to offer a broad assortment of high-quality merchandise at competitive prices using highly knowledgeable, service-oriented personnel and aggressive advertising. We believe that our associates' knowledge of products and home improvement techniques and applications are very important in our marketing approach and our ability to maintain customer satisfaction. We regularly check our competitors' prices to ensure that our low "day-in day-out" warehouse prices are competitive within each market.

CUSTOMERS.  Home Depot stores serve three primary customer groups:

         - D-I-Y (DO-IT-YOURSELF) CUSTOMERS: These customers are typically homeowners who purchase products and complete their own projects and installations. To complement the in-store expertise of our associates, Home Depot stores offer many D-I-Y "how-to" clinics taught by associates and merchandise vendors.

         - B-I-Y (BUY-IT-YOURSELF) CUSTOMERS: These customers are typically homeowners who purchase materials themselves and hire third parties to complete the project and/or installation. We offer B-I-Y customers installation services for a variety of products through third party contractors.

         - PROFESSIONAL CUSTOMERS: These customers are professional remodelers and commercial users. To increase sales to professional customers, we are testing a variety of programs, including expanded commercial credit programs, delivery services and incremental, dedicated staff.

PRODUCTS. A typical Home Depot store stocks approximately 40,000 to 50,000 product items, including variations in color and size. Each store carries a wide selection of high-quality and nationally advertised brand name merchandise. The following table shows the percentage of sales of each major product group for each of the last three fiscal years:

                                                                             Percentage of Sales for
                                                                                Fiscal Year Ended
                                                                        --------------------------------
                                                                        Jan. 31,     Feb. 1,     Feb. 2,
                                                                          1999        1998        1997
                                                                        --------     -------     -------

         Product Group

         Building materials, lumber, floor and wall coverings..........   34.1%       34.2%       34.0%
         Plumbing, heating, lighting and electrical supplies...........   26.8        27.1        27.4
         Seasonal and specialty items..................................   15.0        14.8        14.7
         Hardware and tools............................................   13.6        13.5        13.4
         Paint and other...............................................   10.5        10.4        10.5
                                                                         -----       -----       -----

              Total....................................................  100.0%      100.0%      100.0%
                                                                         =====       =====       =====


We buy our store merchandise from vendors located throughout the world. No single vendor accounts for as much as five percent of our total purchases, and we are not dependent on any single vendor. Most of our merchandise is purchased directly from manufacturers, which eliminates "middleman" costs. We believe that competitive sources of supply are readily available for substantially all of the products we sell in Home Depot stores.

We maintain an import merchandise program to find high-quality products to import from overseas to give our customers a broader selection of products and better values and to enhance our sales margins. Our product development managers travel internationally to identify opportunities to purchase items directly for our stores. This enables us to import products not currently available to our customers, to offer at a lower price products that would otherwise be purchased from third party importers and to improve product quality.

To complement the full range of established national brand name products we offer, we have formed strategic alliances with vendor partners to market products under brand names that are only offered through The Home Depot. At the end of fiscal year 1998, we offered products under more than 40 proprietary brands, including RIDGID(R) power tools; Scotts(R) mowers; GE SmartWater(TM) water heaters manufactured by Rheem(R); Husky(R) mechanics' tools; and Hampton Bay(TM) fans, lighting and accessories. In the future, we may strategically consider additional opportunities to align with other vendors to offer products under proprietary brand names. Additionally, we will continue to assess opportunities to expand the range of products available under existing proprietary brands.

INSTALLED SALES SERVICES. Home Depot stores offer a variety of installed sales programs. These programs include the installation of flooring, kitchen cabinets, solid surface countertops, millwork, garage doors, window treatments and water heaters. This service targets the B-I-Y customer who will select and purchase materials for a project but lacks either the desire or the ability to undertake the installation. We implement our installed sales programs through approximately 4,500 independent licensed contractors in the U.S. and Canada.

IN-STORE INITIATIVES. We continually assess our business to find opportunities to increase sales. Accordingly, we implemented or expanded a number of in-store initiatives in Home Depot stores during fiscal 1998, including:

     - Professional Business Customer Test. We are committed to having Home Depot stores be the supplier of choice to a variety of professional customers, including remodelers, carpenters, plumbers, electricians, building maintenance professionals and designers. During fiscal 1997 and 1998, in stores in the Austin, Texas and Las Vegas, Nevada markets, we began testing the impact of adding additional products and service-related programs designed to increase sales to professional customers. These stores added associates dedicated to providing more personalized service to professional customers, including associates to manage accounts and to take and fill orders for pick-up or same-day delivery. Additionally, during the hours when professionals typically shop, they added sales associates in certain departments to assist these customers. We also added new product lines to our inventory and increased quantities of existing products purchased by professionals in bulk quantities to better serve our professional customers. We anticipate that during fiscal 1999 the test will be expanded into, and customized for, additional markets. Through this test, we have identified best practices in serving our professional customers that are being implemented in many of our stores without material additional costs.

     - Tool Rental. As part of our efforts to satisfy a broad range of the needs of our professional customers, as well as our D-I-Y customers, we have begun offering a tool rental service in some of our stores. Under this program, we rent approximately 200 commercial-quality tools in ten categories, including saws, floor sanders, generators, gas powered lawn equipment and plumbing tools. Customers can lease the tools on an hourly, daily, weekly or monthly basis. Our associates who work in the tool rental area receive special training concerning the use and maintenance of the tools. In fiscal 1998, we opened tool rental facilities in selected major markets in each of our divisions, and, as of our fiscal year end, we offered the service in 46 stores. During fiscal 1999, we anticipate expanding tool rental services into additional stores. We believe that offering this service increases the sales of related merchandise without reducing the sales of equipment similar to that available for rental.

     - Load 'N Go(R). The Load 'N Go program, which is known as Home Express(R) in our Canadian stores, offers pickup truck rentals at low hourly rates to those customers who are unable to transport their purchases in their own vehicles and who choose to forego the regular delivery service offered by the stores. The program gives our customers the ability to buy and transport large items or large quantities of items at the time of purchase. We believe that this service increases our sales while reducing delivery expenses and making our delivery trucks available for deliveries to our professional customers. By the end of fiscal 1998, Load 'N Go was available in approximately 560 Home Depot stores, an increase from the approximately 300 stores in which the service was available at the end of fiscal 1997. We anticipate expanding this service to approximately 130 additional stores during fiscal 1999.

     - Special Order Center Test. We are currently testing the special order center, or SOC, in approximately 35 Home Depot stores in Michigan and Minnesota. The SOC supports special order sales of blinds and wallpaper, which are time intensive due to the precise measurements that are required. Customers are initially helped in selecting merchandise by in-store associates, but when they are ready to place an order, they use telephones placed in the store to speak to an associate at the SOC. The SOC associate can also assist with scheduling the installation of the product. We believe that because of the special expertise offered by the SOC, it increases the accuracy of orders, while decreasing the time required to place a special order and enabling in-store associates to help more customers. We anticipate expanding the SOC test during fiscal 1999 and researching how the SOC may support other Home Depot special order processes.

     - Customer Education Programs. We offer several programs to enhance the skills and confidence of our D-I-Y customers. Our associates and vendors teach "how-to" clinics, which focus on D-I-Y projects, such as installing garbage disposals, laying patio pavers or building a deck. In addition to the clinics, we have initiated Home Depot University(SM), which was available in approximately 90 stores at the end of fiscal 1998. Home Depot University presents four-week modules allowing our customers to learn about several facets of a home improvement topic. For example, a room enhancement module may provide instruction on paint, wallpaper and window treatments. We anticipate that Home Depot University will be expanded to additional stores during fiscal year 1999. Through The Home Depot Kids Workshop(SM) program, children are instructed in tool safety and complete a small project, such as building a birdhouse or tool box. We believe that these types of educational programs increase our sales by encouraging our customers to undertake more projects, differentiating us from our competition and reinforcing our position as experts in home improvement.

U.S. STORE GROWTH. At the end of fiscal 1998, we were operating 707 Home Depot stores in the United States. During fiscal 1998, in the United States we opened 121 new Home Depot stores, relocated four existing Home Depot stores and closed one store, which will be reopened in the same location during fiscal 1999. Although these new store openings occurred primarily in existing markets, we continued our geographic expansion by opening stores in a number of new markets.

In existing markets, we believe a number of Home Depot stores are operating at or above their optimum capacity. To enhance long-term market penetration, we often open new stores near the edge of the market areas served by existing stores. While these openings may initially have a negative impact on comparable store-for-store sales, we believe this "cannibalization" strategy increases customer satisfaction and overall market share by reducing delays in shopping, increasing utilization by existing customers and attracting new customers to more convenient locations.

We currently anticipate opening approximately 167 new stores in fiscal 1999. This plan is consistent with our policy of opening stores at a consistent rate of 21-22% per year for the forseeable future. Overall, our current plan anticipates having over 1,600 stores by the end of fiscal 2002, the substantial majority of which will be Home Depot stores located in the United States.

INTERNATIONAL MARKETS. At the end of fiscal 1998, Home Depot stores were operating in the following international markets:

Canada. At the end of fiscal 1998, we were operating 43 Home Depot stores in five Canadian provinces. Of these stores, eleven were opened during fiscal 1998. We currently anticipate opening eleven new Home Depot stores in Canada in fiscal 1999.

During the first quarter of fiscal 1998, we purchased for $261 million the remaining 25% partnership interest in The Home Depot Canada partnership previously owned by The Molson Companies. Our Canadian stores are now operated through Home Depot of Canada, Inc., a wholly owned subsidiary of The Home Depot.

Latin America. During fiscal 1998, we opened our first two Home Depot stores in Latin America in Santiago, Chile. We expect to open two additional Home Depot stores in Chile during fiscal 1999. We operate our Chilean Home Depot stores through a joint venture with S.A.C.I. Falabella, a leading department store retailer in Chile. Our controlling share of the joint venture is 66.67%. We believe our alliance with Falabella enhances our presence in the Chilean market by offering attractive real estate opportunities and providing assistance with, among other things, information systems, credit marketing and distribution logistics. We have offices in Chile from which the day-to-day management of the operation is handled by a management team comprised of both Chilean nationals and seasoned Home Depot managers.

We expect to open our first Home Depot store in Buenos Aires, Argentina during fiscal 2000. We anticipate opening offices in Argentina to manage the operation of the business.

Puerto Rico. We opened our first Home Depot store in San Juan, Puerto Rico in September 1998. We expect to open an additional store in Puerto Rico in fiscal 1999.

EXPO DESIGN CENTER STORES

OPERATING STRATEGY. The operating strategy for our EXPO Design Center stores is to offer complete interior design services and high-quality, competitively priced products to assist our customers in their home decor and remodeling projects. Each EXPO Design Center store features up to eight different showrooms, each with complete, full-size displays to help customers visualize the end result of possible projects. To assist our customers, we employ associates who have expertise in planning and completing projects and who provide exceptional customer service.

CUSTOMERS. Typically, customers at EXPO Design Center stores are middle to upper income B-I-Y customers, who purchase merchandise for installation by others. Accordingly, we offer installation services for most of the products we sell.

PRODUCTS. EXPO Design Center stores offer interior design products and installation services in the following core product categories:

         -        Kitchens
         -        Baths
         -        Decor
         -        Lighting
         -        Flooring
         -        Appliances
         -        Patio

EXPO Design Center stores offer a broad range of merchandise in an effort to meet all the needs of shoppers whose interior design preferences may go beyond the items available in a Home Depot store. While there is some overlap between the products offered in Home Depot stores and EXPO Design Center stores, those available at EXPO Design Center stores are typically higher-end or more unusual items. In addition to nationally advertised brand name products, we also offer items that must be special ordered or that are typically offered through showrooms open only to design professionals.

STORE GROWTH. At the end of fiscal 1998, we were operating eight EXPO Design Center stores in San Diego, California; Boynton Beach, Davie and Miami, Florida; Atlanta, Georgia; Westbury, New York; and Dallas (two stores), Texas. We opened three of these stores during fiscal 1998. We currently anticipate opening seven additional stores in fiscal 1999, including stores in Houston, Texas, Fairfax, Virginia and Huntington Beach, California, and we expect to be operating approximately 200 stores in the next five to seven years. These new stores are expected to average approximately 92,000 square feet and will incorporate lowered ceilings and muted lighting, rather than a warehouse environment.

IN-STORE SERVICES. We have associates at our EXPO Design Center stores to assist with every phase of a project. Certified kitchen and bath designers are on staff. We also have design professionals to help our customers design lighting, tile and flooring, custom upholstery and bedding, and custom closets and window treatments. Installation services are available for most products at EXPO Design Center stores, including kitchens, baths, flooring, wallpaper, tile, lighting fixtures and window treatments. Our project managers ensure that the products are available and then schedule licensed third party contractors to complete the work. We warrant the workmanship of each installation for as long as the customer owns the home.

VILLAGER'S HARDWARE(SM) STORES

During fiscal 1999, we plan to test and develop the Villager's Hardware store concept by opening the first of four stores in New Jersey. These stores will stock approximately 35,000 to 40,000 items, including variations in color and size, including hardware, fasteners, tools, plumbing, electrical and seasonal, as well as a broad selection of home enhancement products, including paint and wallpaper, window treatments, lighting, storage, housewares and giftware. We believe that the primary focus for these stores will be home enhancement and small projects. Each Villager's Hardware store is expected to have approximately 30,000 to 40,000 square feet of selling space in a retail environment, emphasizing customer service and education.

DIRECT MARKETING SALES

We have two subsidiaries that sell merchandise through direct marketing:

         - MAINTENANCE WAREHOUSE. Our Maintenance Warehouse subsidiary is a leading provider of maintenance, repair and operations products to the multi-family housing and lodging facilities management market. Through its catalog, which is published semi-annually, Maintenance Warehouse offers approximately 11,750 items, including variations in color and size. Maintenance Warehouse emphasizes accurate order taking and delivery and personalized service, and the company employs approximately 600 people. Orders are typically placed over the telephone, filled through one of Maintenance Warehouses' 13 distribution centers and shipped for next-day delivery.

         - NATIONAL BLINDS & WALLPAPER, INC. National Blinds and Wallpaper, Inc. sells decor products through telephone sales. The company, which is one of the leaders in its industry, markets primarily through magazine advertising aimed at customers seeking the lowest prices. The company maintains no inventory, but rather acts as a broker to fill special order sales.

STORE SUPPORT SERVICES

INFORMATION SYSTEMS. Each Home Depot and EXPO Design Center store is equipped with a computerized point of sale system, electronic bar code scanning system and a UNIX server. Store information is communicated to the Store Support Center's computers via a land-based frame relay network. These computers provide corporate, financial, merchandising and other back office function support. We believe our systems provide efficient customer check-out (with a greater than 90% rate of scannable products), store-based inventory management, rapid order replenishment, labor planning support and item movement information. Fast registers, credit authorizations and check approvals expedite transactions in our stores at a pace that we believe sets the standard for our industry. For example, to better serve the increasing number of customers applying for credit, the charge card approval process time has been reduced to less than 30 seconds.

We have implemented a mobile ordering system in our Home Depot stores using portable carts with computers to assist our associates in placing accurate orders for inventory. Through the system, an associate on the sales floor can see the supply the store has for a given item, review the suggested re-order quantities based on the store's historical experience and place an order with the vendor. We believe the system increases the efficiency and productivity of our associates because it requires less time and fewer people to assess and order inventory.

We are continuously assessing and upgrading our information systems to support growth, reduce and control costs and enable our associates to make better decisions. We continue to realize greater efficiency as a result of our electronic data interchange program. Currently, most of our high volume vendors are participating in the EDI program, which represents more than 75% of our total volume. EDI is a paperless system, which processes orders from buying offices to vendors, alerts the stores when the merchandise is to arrive and transmits invoice data from the vendors and freight carriers to the Store Support Center.

ASSOCIATE DEVELOPMENT. As of January 31, 1999, we employed approximately 157,000 associates, of whom approximately 9,420 were salaried, with the remainder compensated on an hourly basis. Approximately 75% of our associates are employed on a full-time basis. To attract and retain qualified personnel, we seek to maintain salary and wage levels above those of our competitors in each market area. Store managers have access to information regarding competitive salary rates in their respective markets.

In fiscal 1998, we enhanced our training programs in a continuing effort to service the needs of our associates. These programs are designed to increase associates' knowledge of merchandising departments and products, including mandatory product knowledge training classes, and to educate, develop and test the skills of those associates who are interested in being promoted. Because our policy is to promote or relocate current associates to serve as store managers and assistant managers for new stores, training and assessment of our associates is essential to our growth. Our district managers and store managers typically meet with our human resource associates concerning their assistant managers and certain department heads to discuss their development and consider possible candidates for promotion.

Also during fiscal 1998, we implemented programs to ensure that we hire and promote the best qualified associates in a non-discriminatory way. These programs integrate validated computerized tests for all applicants, as well as specialized tests for certain positions. If an applicant passes the computer test, he or she may be selected for a structured interview in which questions selected by the computer as a result of the answers given on the test will be asked. We also maintain a list of qualified associates who are interested in a new assignment and applicants that can be reviewed when positions become available.

We have never experienced a strike or any work stoppage, and we believe that our employee relations are good. There are no collective bargaining agreements covering any of our associates.

MARKETING. We are one of the nation's largest retail advertisers utilizing all forms of mass media and selected forms of highly targeted media. We also incorporate major sponsorships into our marketing plan, such as NASCAR(R), the Olympics, home and garden shows and sports teams. We extend our reach and educate our customers through proprietary publications, such as Home Improvement 1-2-3(TM), of which over one million copies have been sold. These books are sold not only in our stores, but also through traditional and Internet book sellers.

We execute our marketing campaigns on both a national and regional basis. Because our stores are located throughout the United States and Canada, we can achieve greater efficiencies than smaller retailers by using national advertising. At the same time, we tailor a significant portion of our advertising regionally to respond to market differences, both in terms of products and the competitive environment.

INTELLECTUAL PROPERTY. Through our subsidiary, Homer TLC, Inc., we have registered or applied for registration of a variety of trade names, service marks or trademarks for use in our business, including The Home Depot(R), the "Homer"(R) character, Villager's Hardware(SM) and EXPO Design Center(SM) stores. We regard our intellectual property as having significant value and as being an important factor in the marketing of the Company and our stores and direct marketing efforts. We are not aware of any facts that could be expected to negatively impact our continuing use of any of our intellectual property.

QUALITY ASSURANCE PROGRAM. As part of our import merchandise program, we have implemented a quality assurance program. Through this program, we develop and document specifications for the products we import. Additionally, before we begin importing goods from a vendor, we typically retain independent certified assessors to conduct an inspection of the vendor's factory, based on standards that we have developed. Through these inspections, we ensure that the factories can manufacture the products to our specifications and also try to ensure that they are not using forced or child labor. After a vendor's factory passes this initial inspection, our independent certified assessors typically inspect every shipment for product quality.

LOGISTICS. We use several mechanisms to lower distribution costs and increase our efficiencies. The vast majority of our products are shipped from the manufacturer directly to the stores. Certain import products require the use of distribution centers. Accordingly, we have four distribution centers, located in Savannah, Georgia (approximately 1.4 million square feet); Cranbury, New Jersey (approximately 812,000 square feet); Ontario, California (approximately 317,000 square feet); and Ontario, Canada (approximately 135,000 square feet). Additionally, at the end of fiscal 1998, we had 23 lumber distribution facilities located throughout the United States and Canada to support the lumber demands of our stores. We also opened a transit facility in Philadelphia during fiscal 1998. At this facility, we receive merchandise from manufacturers and immediately load it onto trucks for delivery to our stores.

COMPETITION. Our business is highly competitive, based in part on price, store location, customer service and depth of merchandise. In each of the markets we serve, there are a number of other chains of electrical, plumbing and building materials supply houses, lumber yards and home improvement stores. With respect to some products, we also compete with discount stores, local, regional and national hardware stores, mail order firms, warehouse clubs, independent building supply stores and, to a lesser extent, other retailers. In addition to these entities, our EXPO Design Center stores also compete with specialty design stores or showrooms, some of which are only open to interior design professionals.

Due to the variety of competition we face, we are unable to precisely measure our market share in existing market areas. We believe that we are an effective and significant competitor in our markets. Based on U.S. Census data estimates, internal estimates and data provided by the Home Improvement Research Institute, we believe that our market share in the U.S. and Canada, currently defined as including the Do-It-Yourself/Buy-It-Yourself, Tradesmen, Builders/General Contractors, Heavy Industrial, Repair and Remodeling and Property Maintenance markets, is approximately 8%.

EXECUTIVE OFFICERS

      The following provides information as of January 31, 1999 concerning our executive officers:

         BERNARD MARCUS, age 69, is a co-founder of The Home Depot and serves as Chairman of the Board. From inception of the Company in 1978 until 1997, he served as Chairman of the Board and Chief Executive Officer, at which time the title of CEO was passed on to Mr. Arthur M. Blank. Mr. Marcus serves as a director on the boards of National Service Industries, Inc., The New York Stock Exchange, Inc., Westfield Corporation, Inc. and DBT Online, Inc.

         ARTHUR M. BLANK, age 56, has been the President, Chief Operating Officer and a director of The Home Depot since its inception in 1978 and was named CEO in 1997. He is, together with Mr. Bernard Marcus and Mr. Kenneth G. Langone, a co-founder of the Company. Mr. Blank is a member of the Board of Directors of Cox Enterprises, Inc. and Post Properties, Inc.

         RONALD M. BRILL, age 55, has been Executive Vice President and Chief Administrative Officer of the Company since 1995. Mr. Brill joined The Home Depot as Controller in 1978, was elected Treasurer in 1980, Vice President-Finance in 1981, Senior Vice President and Chief Financial Officer in 1984, Executive Vice President and CFO in 1993 and was elected as a director in 1987.

         MARK R. BAKER, age 41, has been President of the Midwest Division since 1997. Mr. Baker joined the Company in 1996 as Vice President-Merchandising for the Midwest Division. Prior to joining The Home Depot, from 1992 until 1996, Mr. Baker was an Executive Vice President - Merchandising for HomeBase in Fullerton, California.

         BRUCE W. BERG, age 50, had been President of the Southeast Division since 1991. Mr. Berg joined the Company in 1984 as Vice President-Merchandising (East Coast) and was promoted to Senior Vice President (East Coast) in 1988. Mr. Berg retired from the Company in February 1999.

         DENNIS J. CAREY, age 52, has been Executive Vice President and Chief Financial Officer since May 1998. From 1994 to 1998, Mr. Carey was employed by AT&T Corp., most recently as Vice President and General Manager - Corporate Productivity and Mergers and Acquisitions. Prior to joining AT&T, Mr. Carey held a number of positions during his 25 year tenure with General Electric Company, including Vice President and General Manager of International Operations.

         JEFFREY W. COHEN, age 40, has been Group President - Direct Marketing Businesses since May 1998. From January 1997 until he joined The Home Depot, Mr. Cohen was President of Cohen & Associates Management Consultants. From 1995 through 1997, he was Executive Vice President of Harte-Hanks Direct Marketing and prior thereto he was a Senior Vice President - General Manager at GE Capital Corp.

         MARSHALL L. DAY, age 55, has been Senior Vice President-Finance and Accounting since 1998. Mr. Day previously served as Senior Vice President - Chief Financial Officer from 1995 to 1998 and as Senior Vice President - Finance from 1993 to 1995.

         BILL HAMLIN, age 46, has been Group President since 1998 and has been Executive Vice President - Merchandising since 1994. Mr. Hamlin served as President of the Western Division from 1990 until 1994.

         VERNON JOSLYN, age 47, has been President of the Northeast Division since 1996. Mr. Joslyn previously served as Vice President-Operations for the Northeast Division from 1993 until his promotion to his current position.

         LYNN MARTINEAU, age 42, has been President of the Western Division since 1996. Mr. Martineau most recently served as Vice President-Merchandising for the Southeast Division from 1989 until his promotion to his current position.

         W. ANDREW McKENNA, age 53, has been Senior Vice President-Strategic Business Development since December 1997. Mr. McKenna joined The Home Depot as Senior Vice President-Corporate Information Systems in 1990. In 1994, he was named President of the Midwest Division, a position he held until he assumed the duties of his current position.

         LARRY M. MERCER, age 52, has been Group President since 1998 and has been Executive Vice President-Operations since 1996. Mr. Mercer previously served as President of the Northeast Division from 1991 until his promotion in 1996.

         STEPHEN R. MESSANA, age 54, has been Senior Vice President - Human Resources since 1993.

         BARRY L. SILVERMAN, age 40, has been President of the Southwest Division since July 1997. Mr. Silverman previously served as Vice
President-Merchandising of the Northeast Division from 1991 until his promotion to his current position.

         LAWRENCE A. SMITH, age 51, has been Senior Vice President - Legal since February 1998. Mr. Smith has been employed by the Company since 1983 and served as Vice President - Legal prior to his promotion to his current position. Mr. Smith is the nephew of Mr. Marcus.

         DAVID SULITEANU, age 46, has served as Group President - Diversified Businesses since April 1998. Mr. Suliteanu previously served as Vice Chairman and Director of Stores for Macy's East, a position he held from 1993 until he joined The Home Depot.

         ANNETTE M. VERSCHUREN, age 42, has been President of The Home Depot Canada since 1996. In 1992, Ms. Verschuren formed Verschuren Ventures Inc. and remained there until joining Michaels of Canada Inc. in 1993, where she served as President until joining The Home Depot.

         M. FAYE WILSON, age 61, has served as Senior Vice President - Value Initiatives since 1998 and as a director since 1992. From 1992 until joining The Home Depot, she was an Executive Vice President of Bank of America NT&SA. Ms. Wilson serves as a director of Farmers Insurance Group.

Item 2.  PROPERTIES

         The following tables show the number of Home Depot store locations by state in the United States and internationally as of January 31, 1999:


                                   Number of Stores
State                                  in State
---------------------------------------------------
Alabama                                       6
Alaska                                        1
Arizona                                      21
Arkansas                                      3
California                                  106
Colorado                                     13
Connecticut                                  13
Delaware                                      3
Florida                                      72
Georgia                                      39
Idaho                                         2
Illinois                                     26
Indiana                                       3
Iowa                                          2
Kansas                                        3
Kentucky                                      5
Louisiana                                    12
Maine                                         2
Maryland                                     17
Massachusetts                                21
Michigan                                     26
Minnesota                                    10
Mississippi                                   4
Missouri                                      9
Montana                                       1
Nevada                                        6
New Hampshire                                 5
New Jersey                                   27
New Mexico                                    3
New York                                     38
North Carolina                               18
Ohio                                         17
Oklahoma                                      6
Oregon                                        8
Pennsylvania                                 23
Rhode Island                                  1
South Carolina                               10
Tennessee                                    19
Texas                                        63
Utah                                          6
Vermont                                       1
Virginia                                     18
Washington                                   15
Wisconsin                                     3
                                            ---
        Subtotal                            707
                                            ---

                                        Number of Stores
         International Location              in Location
         -----------------------------------------------

         Canadian Provinces
           Alberta                                     6
           British Columbia                            8
           Manitoba                                    2
           Ontario                                    26
           Saskatchewan                                1
         Latin America
           Chile                                       2
         Puerto Rico                                   1
                                                     ---
           Subtotal                                   46
                                                     ---
         TOTAL HOME DEPOT STORES                     753
                                                     ===


The following table shows the number of EXPO Design Center store locations by state as of January 31, 1999:


                                                  Number of Stores
         State                                         In State
         ---------------------------------------------------------

         California                                    1
         Florida                                       3
         Georgia                                       1
         New York                                      1
         Texas                                         2
                                                       -
                  TOTAL EXPO DESIGN CENTER STORES      8
                                                       =


         Of our 761 Home Depot stores and EXPO Design Center stores at January 31, 1999, approximately 75% were owned (including those owned subject to a ground lease) consisting of approximately 60,734,000 square feet and approximately 25% were leased consisting of approximately 20,793,000 square feet. In recent years, we have increased the relative percentage of new stores that are owned. Although we take advantage of lease financing opportunities, we generally prefer to own stores because of greater operating control and flexibility, generally lower occupancy costs and certain other economic advantages.

         Our executive, corporate staff and accounting offices occupy approximately 1,308,000 square feet of leased and owned space in Atlanta, Georgia. We are currently building an additional approximately 632,000 square feet of office space in Atlanta. In addition, as of January 31, 1999, we occupied an aggregate of approximately 997,000 square feet, of which approximately 236,000 square feet is owned and approximately 761,000 square feet is leased, for divisional store support centers and subsidiary customer support centers. These support centers are located in Fullerton and San Diego, California; Tampa, Florida; Atlanta, Georgia; Arlington, Illinois; Southfield, Michigan; South Plainfield, New Jersey; Dallas, Texas; Tukwila, Washington; Scarborough, Ontario, Canada; and Santiago, Chile.

         At January 31, 1999, we utilized approximately 5,816,000 square feet of warehousing and distribution space, of which approximately 709,000 is owned and approximately 5,107,000 is leased.

         We believe that at the end of existing lease terms, our current leased space can be either relet or replaced by alternate space for lease or purchase that is readily available.


Item 3.  LEGAL PROCEEDINGS

         We have litigation arising from the normal course of business. In our opinion, this litigation will not materially affect our consolidated financial position or the results of operations.

         In fiscal 1997, we settled, without admitting wrongdoing, a class action lawsuit and three other lawsuits seeking class action status, each of which involved claims of gender discrimination. In connection with these settlements, we expedited the implementation of certain programs and practices to ensure that we are hiring, assigning, promoting and paying our associates in a non-discriminatory manner. These programs and practices include using minimum objective and job-related criteria for filling certain positions, implementing training for managers and supervisors and developing a system to allow qualified applicants and associates to register their interest in certain positions. Additionally, we are monitoring and reporting to plaintiffs' counsel the progress of the implementation of these programs and practices.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of fiscal 1998.


                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Since April 19, 1984, our common stock has been listed on the New York Stock Exchange under the symbol "HD." The table below sets forth the low and high sales prices of our common stock on the New York Stock Exchange Composite Tape as reported in The Wall Street Journal and the quarterly cash dividends declared per share of common stock during the periods indicated.


                                                             PRICE RANGE*            CASH
                                                           -----------------       DIVIDENDS
                                                           LOW        HIGH         DECLARED*
                                                           ---        ----         ---------

FISCAL YEAR 1997
  First Quarter ended May 4, 1997                          $16.50     $19.54         $.020
  Second Quarter ended August 3, 1997                       19.13      25.00          .025
  Third Quarter ended November 2, 1997                      23.53      28.32          .025
  Fourth Quarter ended February 1, 1998                     26.47      30.82          .025

FISCAL YEAR 1998
  First Quarter ended  May 3, 1998                         $30.63     $36.34         $.025
  Second Quarter ended August 2, 1998                       33.84      49.00          .030
  Third Quarter ended November 1, 1998                      31.63      45.94          .030
  Fourth Quarter ended January 31, 1999                     43.13      62.00          .030

FISCAL YEAR 1999
  First Quarter (through April 16, 1999)                   $53.81     $67.94            --

---------------------------

*On July 2, 1998, there was a two-for-one stock split on all shares of stock owned by stockholders as of June 11, 1998. On July 3, 1997, there was a three-for-two stock split on all shares of stock owned by stockholders as of June 12, 1997. The prices and dividends in the table set forth above have been adjusted to reflect these splits.

         The Company paid its first cash dividend on June 22, 1987, and has paid dividends, during each subsequent quarter. Future dividend payments will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors.

         The number of record holders of The Home Depot's Common Stock as of April 15, 1999 was 151,178 (excluding individual participants in nominee security position listings).

Item 6.  SELECTED FINANCIAL DATA

         We refer you to "Ten Year Summary of Financial and Operating Results" contained in our Annual Report to Stockholders for the fiscal year ended January 31, 1999 for information on fiscal years 1994-1998.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

The data below reflect selected sales data, the percentage relationship between sales and major categories in the Consolidated Statements of Earnings and the percentage change in the dollar amounts of each of the items.

                                                                                                                 PERCENTAGE
                                                                                                             INCREASE (DECREASE)
                                                                                                              IN DOLLAR AMOUNTS
                                                                        FISCAL YEAR(1)                      ---------------------
SELECTED CONSOLIDATED                                    -------------------------------------------          1998         1997
STATEMENTS OF EARNINGS DATA                                1998               1997           1996           vs. 1997     vs. 1996
---------------------------                                ----               ----           ----           --------     --------
NET SALES ...........................................        100.0%             100.0%         100.0%         25.1%        23.7%
GROSS PROFIT ........................................         28.5               28.1           27.8          26.9         24.8
OPERATING EXPENSES:
    Selling and Store Operating(2) ..................         17.7               17.8           18.0          24.1         21.9
    Pre-Opening .....................................          0.3                0.3            0.3          34.1         19.7
    General and Administrative ......................          1.7                1.7            1.7          24.9         27.2
    Non-Recurring Charge ............................           --                0.4             --            NM(3)        NM(3)
                                                         ---------          ---------      ---------         -----        -----
       Total Operating Expenses .....................         19.7               20.2           20.0          21.7         25.0
                                                         ---------          ---------      ---------         -----        -----
       OPERATING INCOME .............................          8.8                7.9            7.8          40.4         24.3
INTEREST INCOME (EXPENSE):
    Interest and Investment Income ..................          0.1                0.2            0.1         (32.1)        73.8
    Interest Expenses ...............................         (0.1)              (0.2)            --         (11.0)       160.8
                                                         ---------          ---------      ---------         -----        -----
       Interest, net ................................           --                 --            0.1        (386.2)       (73.7)
                                                         ---------          ---------      ---------         -----        -----
       Earning Before Income Taxes ..................          8.8                7.9            7.9          39.8         23.7
Income Taxes ........................................          3.5                3.1            3.1          40.9         23.7
                                                         ---------          ---------      ---------         -----        -----
       NET EARNINGS .................................          5.3%               4.8%           4.8%         39.1%        23.7%
                                                         ---------          ---------      ---------         -----        -----
SELECTED CONSOLIDATED SALES DATA
Number of Transactions (000s) .......................      665,125            550,226        464,089          20.9%        18.6%
Average Sale per Transaction ........................    $   45.05          $   43.63      $   42.09           3.3          3.7
Weighted Average Weekly Sales Per Operating Store ...    $ 844,000          $ 829,000      $ 803,000           1.8          3.2
Weighted Average Sales per Square Foot ..............    $  409.79          $  405.56      $  398.29(4)        1.0          1.8

----------------------
(1) Fiscal years 1998, 1997 and 1996 refer to the fiscal years ended January 31, 1999; February 1, 1998; and February 2, 1997, respectively.
(2) Minority interest has been reclassified to selling and store operating expenses.
(3) Not meaningful.
(4) Adjusted to reflect the first 52 weeks of the 53-week fiscal year in 1996.

RESULTS OF OPERATIONS

For an understanding of the significant factors that influenced the Company's performance during the past three fiscal years, the following discussion should be read in conjunction with the consolidated financial statements presented in our Annual Report to Stockholders for the fiscal year ended January 31, 1999.

FISCAL YEAR ENDED JANUARY 31, 1999 COMPARED TO FEBRUARY 1, 1998

Net sales for fiscal 1998 increased 25.1% to $30.2 billion from $24.2 billion in fiscal 1997. This increase was attributable to, among other things, full year sales from the 112 new stores opened during fiscal 1997, a 7% comparable store-for-store sales increase, and 138 new store openings and 4 store relocations during fiscal 1998. One store opened during fiscal 1998 was subsequently closed during the year and is planned to reopen during fiscal 1999.

Gross profit as a percent of sales was 28.5% for fiscal 1998 compared to 28.1% for fiscal 1997. The rate increase was primarily attributable to a lower cost of merchandise resulting from product line reviews and other merchandising initiatives begun in fiscal 1996 and continued through fiscal 1997 and 1998. In addition, sales mix changes, better inventory shrink results, and benefits from import strategies contributed to the overall gross profit improvement.

Operating expenses as a percent of sales were 19.7% for fiscal 1998 compared to 20.2% for fiscal 1997. Operating expenses for fiscal 1997 included a $104 million non-recurring charge related to the settlements of a class action gender discrimination lawsuit and three other gender discrimination lawsuits. Excluding the non-recurring charge, operating expenses as a percent of sales were 19.8% for fiscal 1997.

Selling and store operating expenses as a percent of sales decreased to 17.7% in fiscal 1998 from 17.8% in fiscal 1997. The decrease was primarily attributable to lower net advertising expenses resulting from higher cooperative advertising participation by vendors, increased use of national advertising and leverage achieved from opening stores in existing markets. In addition, improved claims management and focus on safety programs resulted in lower workers' compensation and general liability claims experience as a percent of sales. Also, minority interest decreased from fiscal 1997, mainly due to the purchase of the remaining 25% of The Home Depot Canada partnership from The Molson Companies during the first quarter of fiscal 1998. Partially offsetting these decreases were higher medical costs from increased family enrollment in the Company's medical plans and higher store selling payroll expenses as a percent of sales. The increase in store selling payroll expenses was primarily due to increased sales penetrations in higher margin decor categories, which require more hours and higher average pay rates to support. Overall productivity, in terms of sales per labor hour, increased from fiscal 1997.

Pre-opening expenses as a percent of sales were 0.3% for both fiscal 1998 and 1997. The Company opened 138 new stores and relocated 4 stores in fiscal 1998, and opened 112 new stores and relocated 5 stores in fiscal 1997. Pre-opening expenses averaged $618,000 per store in fiscal 1998 compared to $559,000 per store in fiscal 1997. The higher average expense resulted primarily from the Company's initial entry into markets such as Chile, Puerto Rico and Alaska, which involve longer pre-opening periods and higher travel and relocation costs.

General and administrative expenses as a percent of sales were 1.7% for both fiscal 1998 and 1997. Incremental expenses related to long-term growth and business planning initiatives incurred in fiscal 1998 were offset by efficiencies realized from increased sales.

Interest and investment income as a percent of sales decreased to 0.1% in fiscal 1998 from 0.2% in fiscal 1997 due to lower investment balances and lower interest rates. Interest expense as a percent of sales was 0.1% in fiscal 1998 compared to 0.2% in fiscal 1997. The decrease from fiscal 1997 was primarily attributable to economies realized from a 25.1% increase in sales for fiscal 1998 and higher capitalized interest resulting from a higher percentage of owned stores under construction.

The Company's combined federal and state effective income tax rate was 39.2% for fiscal 1998 compared to 38.9% for fiscal 1997. The increase was due to a reduction in tax-exempt interest income as investment balances declined during the year and to higher effective state tax rates.

Net earnings as a percent of sales were 5.3% for fiscal 1998 compared to 4.8% for fiscal 1997, reflecting a higher gross profit rate, lower selling and store operating expenses as a percent of sales and the non-recurring charge recorded in fiscal 1997. Diluted earnings per share were $1.06 for fiscal 1998 compared to $0.78 for fiscal 1997. Excluding the non-recurring charge, diluted earnings per share were $0.82 for fiscal 1997.

FISCAL YEAR ENDED FEBRUARY 1, 1998 COMPARED TO FEBRUARY 2, 1997

Fiscal 1997 consisted of 52 weeks compared to 53 weeks in fiscal 1996. Net sales for fiscal 1997 increased 23.7% to $24.2 billion from $19.5 billion in fiscal 1996. The increase was attributable to, among other things, full year sales from the 89 new stores opened during fiscal 1996, a 7% comparable 52-week store-for-store sales increase, and 112 new store openings and 5 store relocations during fiscal 1997. The percentage increase in sales was negatively impacted by one less week of sales in fiscal 1997 versus fiscal 1996.

Gross profit as a percent of sales was 28.1% for fiscal 1997 compared to 27.8% for fiscal 1996. The rate increase was primarily attributable to a lower cost of merchandise resulting from product line reviews and other merchandising initiatives begun in fiscal 1996 and continued through fiscal 1997. In addition, lower and more stable lumber costs, sales mix changes, and better inventory shrink results contributed to the gross profit improvement.

Operating expenses as a percent of sales were 20.2% for fiscal 1997 compared to 20.0% for fiscal 1996. Operating expenses for fiscal 1997 included a $104 million non-recurring charge related to the settlements of a class action gender discrimination lawsuit and three other gender discrimination lawsuits. The non-recurring charge included $65 million for the plaintiff class members, $22.5 million for the plaintiffs' attorneys and approximately $17 million for other related internal costs, including implementation or enhancement of certain human resources programs, as well as the settlement terms of the three other lawsuits. Excluding the non-recurring charge, operating expenses as a percent of sales were 19.8% for fiscal 1997.

Selling and store operating expenses as a percent of sales decreased to 17.8% in fiscal 1997 from 18.0% in fiscal 1996. The decrease was primarily attributable to lower net advertising expenses resulting from higher cooperative advertising participation by vendors and increased use of national advertising, as well as lower medical insurance costs primarily due to a higher percentage of the Company's associates using in-network providers. Partially offsetting these decreases were higher store payroll expenses as a percent of sales, mainly due to increased focus on certain higher margin merchandising categories that require more labor hours to support, such as flooring and other decor areas.

Pre-opening expenses as a percent of sales were 0.3% for both fiscal 1997 and 1996. The Company opened 112 new stores and relocated 5 stores in fiscal 1997, and opened 89 new stores and relocated 7 stores in fiscal 1996. Pre-opening expenses averaged $559,000 per store in fiscal 1997 compared to $570,000 per store in fiscal 1996.

General and administrative expenses as a percent of sales were 1.7% for both fiscal 1997 and 1996. Incremental expenses related to long-term growth and business planning initiatives incurred in fiscal 1997 were partially offset by efficiencies realized from increased sales.

Interest and investment income as a percent of sales increased to 0.2% in fiscal 1997 from 0.1% in fiscal 1996 due to a full year of investment income earned in fiscal 1997 from the proceeds of the issuance of $1.1 billion of the Company's 3 1/4% Convertible Subordinated Notes ("3 1/4% Notes") in October 1996 (see "--Liquidity and Capital Resources"). Interest expense as a percent of sales was 0.2% in fiscal 1997 compared to 0% in fiscal 1996. The increase from the prior year was primarily attributable to a full year of interest expense on the 3 1/4% Notes in fiscal 1997, compared to a partial year of interest expense on the 3 1/4% Notes and lower levels of long-term debt prior to issuance of the 3 1/4% Notes in fiscal 1996.

The Company's combined federal and state effective income tax rate was 38.9% for both fiscal 1997 and 1996.

Net earnings as a percent of sales were 4.8% for both fiscal 1997 and 1996, reflecting a higher gross profit percentage and lower selling and store operating expenses as a percent of sales, offset by the non-recurring charge recorded during fiscal 1997, as described above. Diluted earnings per share were $0.78 for fiscal 1997 compared to $0.65 for fiscal 1996. Excluding the non-recurring charge, diluted earnings per share were $0.82 for fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from store operations provides the Company with a significant source of liquidity. Additionally, a significant portion of the Company's inventory is financed under vendor credit terms.

The Company plans to open approximately 167 new stores and relocate 8 existing stores during fiscal 1999. It is anticipated that approximately 84% of these locations will be owned, and the remainder will be leased. The Company also plans to open approximately 200 stores, including relocations, in fiscal 2000.

During the last three fiscal years, the Company entered into two operating lease agreements totaling $882 million for the purpose of financing construction costs of certain new stores. Under the operating lease agreements, the lessor purchases the properties, pays for the construction costs and subsequently leases the facilities to the Company. The leases provide for substantial residual value guarantees and include purchase options at original cost on each property. The Company financed a portion of its new stores in fiscal 1997 and 1998 under the operating lease agreements and anticipates utilizing these facilities to finance selected new stores in fiscal 1999 and 2000 and an office building in fiscal 1999. In addition, some locations for fiscal 1999 will be leased individually.

The cost of new stores to be constructed and owned by the Company varies widely, principally due to land costs, and is currently estimated to average approximately $12.9 million per location. The cost to remodel and/or fixture stores to be leased is expected to average approximately $3.2 million per store. In addition, each new store will require approximately $3.1 million to finance inventories, net of vendor financing.

During fiscal 1996, the Company issued, through a public offering, $1.1 billion of 3 1/4% Convertible Subordinated Notes due October 1, 2001. The 3 1/4% Notes were issued at par and are convertible into shares of the Company's common stock at any time prior to maturity, unless previously redeemed by the Company, at a conversion price of $23.0417 per share, subject to adjustment under certain conditions. The 3 1/4% Notes may be redeemed by the Company at any time on or after October 2, 1999, in whole or in part, at a redemption price of 100.813% of the principal amount and after October 1, 2000, at 100% of the principal amount. The Company used the net proceeds from the offering to repay outstanding commercial paper obligations, to finance a portion of the Company's capital expenditure program, including store expansions and renovations, and for general corporate purposes.

The Company has a commercial paper program that allows borrowings up to a maximum of $800 million. As of January 31, 1999, there was $246 million outstanding under the program. In connection with the program, the Company has a back-up credit facility with a consortium of banks for up to $800 million. The credit facility, which expires in December 2000, contains various restrictive covenants, none of which is expected to impact the Company's liquidity or capital resources.

As of January 31, 1999, the Company had $62 million in cash and cash equivalents. Management believes that its current cash position, internally generated funds, funds available from its $800 million commercial paper program, funds available from the operating lease agreements, and the ability to obtain alternate sources of financing should enable the Company to complete its capital expenditure programs, including store openings and renovations, through the next several fiscal years.

YEAR 2000

The Company is currently addressing a universal situation commonly referred to as the "Year 2000 Problem." The Year 2000 Problem relates to the inability of certain computer software programs to properly recognize and process date-sensitive information relative to the year 2000 and beyond. During fiscal 1997, the Company developed a plan to devote the necessary resources to identify and modify internal systems impacted by the Year 2000 Problem, or implement new systems to become year 2000 compliant in a timely manner. This compliance plan consists of four major areas of focus: systems, desktops, facilities and supplier management. The total cost of executing this plan is estimated at $13 million, and as of January 31, 1999, the Company had expended approximately $8.75 million to effect the plan.

The Company has completed the initial phases of the systems portion of the compliance plan. The initial phases included completing an inventory of all software programs operating on Company systems and identifying year 2000 problems. The next phase involved creating an appropriate testing environment, and as of January 31,1999, this phase was substantially complete. Subsequent phases of the systems portion of the compliance plan involve testing and installing year 2000 compliant software in the production environment, which were approximately 95% and 80% complete, respectively, at the end of fiscal 1998. The Company anticipates substantially completing the systems portion of its compliance plan by the end of the first quarter of fiscal 1999.

All desktop applications critical to the Company's overall business have been inventoried and evaluated under the method described above, and as of January 31, 1999, this process was complete. Desktop infrastructure is also being tested and is expected to be substantially complete during the first quarter of fiscal 1999.

Substantially all critical facilities systems, including, but not limited to, security systems, energy management, material handling, copiers and faxes, have been inventoried and are being tested. As of January 31, 1999, this process was approximately 60% complete. The Company anticipates completing the facilities systems portion of its compliance plan before the end of the second quarter of fiscal 1999.

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

The Company's risks involved with not solving the Year 2000 Problem include, but are not limited to, the following: loss of local or regional electrical power, loss of telecommunication services, delays or cancellations of merchandise shipments, manufacturing shutdowns, delays in processing customer transactions, bank errors and computer errors by suppliers. Because the Company's year 2000 compliance is dependent upon certain third parties (including infrastructure providers) also being year 2000 compliant on a timely basis, there can be no assurance that the Company's efforts will prevent a material adverse impact on its results of operations, financial condition or business.

The Company is modifying its existing disaster recovery plans to include year 2000 contingency planning. Also, the Company is identifying critical activities that would normally be conducted during the first two weeks of January 2000, which may be completed instead in December 1999. The Company expects its year 2000 contingency planning to be substantially complete by the end of the second quarter of fiscal 1999, and to test and modify contingency plans throughout the remainder of 1999.

IMPACT OF INFLATION AND CHANGING PRICES

Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe inflation has had a material effect on sales or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

SFAS 133 requires all derivatives to be carried on the balance sheet at fair value. Changes in the fair value of derivatives must be recognized in the Company's Consolidated Statements of Earnings when they occur; however, there is an exception for derivatives that qualify as hedges as defined by SFAS 133. If a derivative qualifies as a hedge, a company can elect to use "hedge accounting" to eliminate or reduce the income statement volatility that would arise from reporting changes in a derivative's fair value. Adoption of SFAS 133 is not expected to materially impact the Company's reported financial results.

FORWARD-LOOKING STATEMENTS MAY PROVE INACCURATE

Certain statements we make in this report, and other written or oral statements made by or on behalf of the Company, may constitute "forward-looking statements" within the meaning of the federal securities laws. Words or phrases such as "should result," "are expected to," "we estimate," "we project," or similar expressions are intended to identify forward-looking statements. Examples of such statements in this report include descriptions of our plans with respect to new store openings and relocations, our plans to enter new markets and expectations relating to our continuing growth. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and its present expectations or projections. Management believes that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. Such statements speak only as of the date they are made and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

         The following are some of the factors that could cause the Company's actual results to differ materially from the expected results described in the Company's forward-looking statements:

- Conditions affecting the availability, acquisition, development and ownership of real estate, including local zoning and land use issues, environmental regulations and general conditions in the commercial real estate market.

- Adverse or unanticipated weather conditions, which may affect the Company's overall level of sales and sales of particular lines of products, such as building materials, lumber and lawn and garden supplies.

- Instability of costs and availability of sourcing channels, which may affect the prices that the Company pays for certain commodity products, such as lumber and plywood, as well as the Company's ability to improve its mix of merchandise. Our cost of sales is affected by our ability to maintain favorable arrangements and relationships with our suppliers. Our sources of supply may be affected by trade restrictions, tariffs, currency exchange rates, transport costs and capacity, and other factors affecting domestic and international markets.

- Our ability to attract, train and retain highly qualified associates to staff both existing and new stores.

- Our ability to replace, modify or upgrade computer programs and other systems in order to adequately address the Year 2000 Problem, and the ability of our suppliers, other business partners and other entities to address this issue.

- The impact of competition, including competition for customers, locations and products and in other important aspects of our business. Our primary competitors include chains of electrical, plumbing and building materials supply houses, lumber yards, home improvement stores and other local, regional or national hardware stores, as well as discount department stores and any other channel of distribution that offers products that we sell. Our business is highly competitive, and we may face new types of competitors as we enter new markets or lines of business.

- General economic conditions, which affect consumer confidence and home improvement and home-building spending, including interest rates, the overall level of economic activity, the availability of consumer credit and mortgage financing and unemployment rates.

- Changes in laws and regulations, including changes in accounting standards, tax statutes or regulations and environmental and land use regulations, and uncertainties of litigation.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We have not entered into any transactions using derivative financial instruments or derivative commodity instruments and believe that our exposure to market risk associated with other financial instruments (such as investments) are not material.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         We refer you to the "Consolidated Statements of Earnings," "Consolidated Balance Sheets," "Consolidated Statements of Stockholders' Equity and Comprehensive Income," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and "Independent Auditors' Report" contained in our Annual Report to Stockholders for the fiscal year ended January 31, 1999.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         We refer you to our Proxy Statement for the 1999 Annual Meeting of Stockholders and the heading "Election of Directors and Nominee Biographies," "Standing Director Biographies" and "Board of Directors Information." Biographical information on our executive officers is contained in Item I of this Annual Report on Form 10-K.

Item 11. EXECUTIVE COMPENSATION

         We refer you to the information in our Proxy Statement for the 1999 Annual Meeting of Stockholders under the heading "Executive Compensation."

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         We refer you to the information in our Proxy Statement for the 1999 Annual Meeting of Stockholders under the heading "Stock Ownership."

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We refer you to the information in our Proxy Statement for the 1999 Annual Meeting of Stockholders under the heading "Insider Transactions."

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) 1. Financial Statements

         The following financial statements are incorporated by reference from pages 22 through 33 of our Annual Report to Stockholders for the fiscal year ended January 31, 1999, as provided in Item 8 hereof:

     - Consolidated Statements of Earnings for the fiscal years ended January 31, 1999; February 1, 1998 and February 2, 1997.

     -   Consolidated Balance Sheets as of January 31, 1999 and February 1,
1998.

     - Consolidated Statements of Stockholders' Equity and Comprehensive Income for the fiscal years ended January 31, 1999, February 1, 1998 and February 2, 1997.

     - Consolidated Statements of Cash Flows for the fiscal years ended January 31, 1999, February 1, 1998 and February 1, 1997.

     -   Notes to Consolidated Financial Statements.

     -   Independent Auditors' Report.

         2. Financial Statement Schedules

         All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

         (b)  Reports on Form 8-K

         There were no Current Reports on Form 8-K filed during the fourth quarter of fiscal 1998.

         (c)  Exhibits

         Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the references in brackets.


         *3.l     Restated  Certificate of Incorporation of The Home Depot, Inc., as amended. [FORM 10-Q FOR THE FISCAL
                  QUARTER ENDED AUGUST 2, 1998, EXHIBIT 3.1]

         *3.2     By-laws, as amended. [FORM 10-Q FOR THE FISCAL QUARTER END AUGUST 2, 1998, EXHIBIT 3.2]

         *4.1     Indenture dated as of October 1, 1996, between The Home Depot, Inc., as issuer and The First National Bank of
                  Chicago, as trustee for $1,104,000,000 aggregate principal amount of 3 1/4% Convertible Subordinated Notes due
                  2001. [FORM S-3 REGISTRATION STATEMENT NO. 333-12575, EXHIBIT 4.2]

        *10.1     Investment Banking Consulting Contract dated April 17, 1985, between Invemed  Associates, Inc. and the Registrant. [FORM 10-K FOR THE FISCAL YEAR ENDED FEBRUARY 1, 1998, EXHIBIT 10.1]

        *10.2     +Corporate Office Management Bonus Plan of the Registrant dated March 1, 1991. [FORM 10-K FOR THE
                  FISCAL YEAR ENDED FEBRUARY 1, 1998, EXHIBIT 10.2]

        *10.3     +Employee Stock Purchase Plan, as amended. [APPENDIX A TO REGISTRANT'S PROXY STATEMENT FOR THE
                  ANNUAL MEETING OF STOCKHOLDERS HELD MAY 31, 1995]

        *10.4     +Senior Officers' Bonus Pool Plan, as amended. [APPENDIX A TO  REGISTRANT'S  PROXY STATEMENT FOR THE
                  ANNUAL MEETING OF STOCKHOLDERS TO BE HELD MAY 26, 1999]

        *10.5     +Executive Officers' Bonus Plan. [APPENDIX B TO REGISTRANT'S PROXY STATEMENT FOR THE ANNUAL MEETING OF
                  STOCKHOLDERS HELD MAY 27, 1998]

        *10.6     +The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan. [FORM 10-K FOR THE FISCAL YEAR ENDED FEBRUARY
                  1, 1998, EXHIBIT 10.5]

         10.7     +Executive Medical Reimbursement Plan, effective January 1, 1992.

        *10.8     +The Home Depot ESOP Restoration Plan. [FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 29, 1995, EXHIBIT 10.8]

        *10.9     $800,000,000 Credit Agreement dated as of December 20, 1995 among The Home Depot, Inc., the Banks Listed
                  Therein and Wachovia Bank of Georgia, N.A., as Agent (without exhibits). [FORM 10-K FOR THE FISCAL YEAR
                  ENDED JANUARY 28, 1996, EXHIBIT 4.1]

         10.10    Participation Agreement dated as of October 22, 1998 among The Home Depot, Inc. as Guarantor; Home Depot
                  U.S.A., Inc. as Lessee; HD Real Estate Funding Corp. II as Facility Lender; Credit Suisse Leasing 92A L.P. as
                  Lessor; The Bank of New


                  York as Indenture Trustee; and Credit Suisse First Boston Corporation and Invemed
                  Associates, Inc. as Initial Purchasers.

         10.11    Participation Agreement dated as of June 25, 1996 among The Home Depot, Inc. as Guarantor; Home Depot U.S.A.,
                  Inc. as Lessee and Construction Agent; HD Real Estate Funding Corp. as Facility Lender; the lenders named on the Schedule thereto as Lenders; Credit Suisse First Boston Corporation as Agent Bank and Lender; and Credit
                  Suisse Leasing 92A L.P. as Lessor.

         10.12    First Amendment and Supplement to the Participation Agreement dated as of May 8, 1997 among The Home Depot,
                  Inc. as Guarantor; Home Depot U.S.A., Inc. as Lessee and Construction Agent; HD Real Estate Funding Corp. as
                  Facility Lender; the lenders named on the Schedule thereto as Lenders; Credit Suisse First Boston Corporation as Agent Bank and Lender; and Credit Suisse Leasing 92A L.P. as Lessor.

         10.13    Master Modification Agreement dated as of April 20, 1998 among The Home Depot, Inc. as Guarantor; Home Depot
                  U.S.A., Inc., as Lessee and Construction Agent; HD Real Estate Funding Corp., as Facility Lender; Credit Suisse
                  Leasing 92A L.P. as Lessor; the lenders named on the Schedule thereto as Lenders; and Credit Suisse First Boston
                  Corporation as Agent Bank.

         10.14    +Supplemental Executive Choice Program, effective January 1, 1999.

        *11       Computation of Earnings Per Common and Common Equivalent Share. [ANNUAL REPORT TO STOCKHOLDERS FOR
                  THE FISCAL YEAR ENDED JANUARY 31, 1999, FILED HEREWITH AS EXHIBIT 13, NOTES TO CONSOLIDATED
                  FINANCIAL STATEMENTS, NOTE 7]

         13       The Registrant's Annual Report to Stockholders for the fiscal year ended January 31, 1999. Only those portions of said report which are specifically designated in this Form 10-K as being incorporated by reference are being electronically filed pursuant to the Securities Exchange Act of 1934.

        *21       List of Subsidiaries of the Registrant. [FORM 10-K FOR THE FISCAL YEAR ENDED FEBRUARY 1, 1998, EXHIBIT 21]

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


                  Power of Attorney from Donald R. Keough.
                  Power of Attorney from Kenneth G. Langone.
                  Power of Attorney from M. Faye Wilson.

         27       Financial Data Schedule. [FILED ELECTRONICALLY WITH SEC ONLY.]


---------------
+Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           THE HOME DEPOT, INC.



                           By: /s/ Arthur M. Blank
                              ---------------------------------------
                                   (Arthur M. Blank, President & CEO)


                           Date:   April 16, 1999
                                 ------------------------------------

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



Signature                                    Title                                              Date
---------                                    -----                                              ----



/s/ Bernard Marcus                           Chairman of the Board                              April 16, 1999
----------------------------
(Bernard Marcus)


/s/Arthur M. Blank                           President & CEO                                    April 16, 1999
----------------------------                 and Director
(Arthur M. Blank)                            (Principal Executive Officer)


/s/ Ronald M. Brill                          Executive Vice President,
----------------------------                 Chief Administrative Officer, Assistant            April 16, 1999
(Ronald M. Brill)                            Secretary and Director


         *                                   Director
----------------------------
(Frank Borman)

/s/ Dennis Carey                             Executive Vice President and                       April 16, 1999
----------------------------                 Chief Financial Officer (Principal Financial
(Dennis Carey)                               Officer)




Signature                                    Title                                              Date
---------                                    -----                                              ----




/s/ Marshall Day                             Senior Vice President-Finance                      April 16, 1999
----------------------------                 and Accounting
(Marshall Day)


         *                                   Director
----------------------------
(John L. Clendenin)


         *                                   Director
----------------------------
(Berry R. Cox)


         *                                   Director
----------------------------
(Milledge A. Hart, III)


         *                                   Director
----------------------------
(Donald R. Keough)


         *                                   Director
----------------------------
(Kenneth G. Langone)


         *                                   Director
----------------------------
(M. Faye Wilson)


* The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-indicated directors of the Registrant pursuant to powers of attorney, executed on behalf of each such director.

                                By: /s/ Arthur M. Blank
                                   ------------------------------------------
                                        (Arthur M. Blank, Attorney-in-fact)


EXHIBIT INDEX
-------------

10.7     +Executive Medical Reimbursement Plan, effective January 1, 1992.

10.10    Participation Agreement dated as of October 22, 1998 among The Home
         Depot, Inc. as Guarantor; Home Depot U.S.A., Inc. as Lessee; HD Real
         Estate Funding Corp. II as Facility Lender; Credit Suisse Leasing 92A
         L.P. as Lessor; The Bank of New York as Indenture Trustee; and Credit
         Suisse First Boston Corporation and Invemed Associates, Inc. as
         Initial Purchasers.

10.11    Participation Agreement dated as of June 25, 1996 among The Home Depot,
         Inc. as Guarantor; Home Depot U.S.A., Inc. as Lessee and Construction
         Agent; HD Real Estate Funding Corp. as Facility Lender; the lenders named on the Schedule thereto as Lenders; Credit Suisse First Boston
         Corporation as Agent Bank and Lender; and Credit Suisse Leasing 92A
         L.P. as Lessor.

10.12 First Amendment and Supplement to the Participation Agreement dated as of May 8, 1997 among The Home Depot, Inc. as Guarantor; Home Depot
         U.S.A., Inc. as Lessee and Construction Agent; HD Real Estate Funding
         Corp. as Facility Lender; the lenders named on the Schedule thereto as Lenders; Credit Suisse First Boston Corporation as Agent Bank and
         Lender; and Credit Suisse Leasing 92A L.P. as Lessor.

10.13    Master Modification Agreement dated as of April 20, 1998 among The Home
         Depot, Inc. as Guarantor; Home Depot U.S.S., Inc. As Lessee and Construction
         Agent; HD Real Estate Funding Corp., as Facility Lender; Credit Suisse Leasing
         92A L.P. as Lessor; the Lenders named on the Schedule thereto as Lenders; and
         Credit Suisse First Boston Corporation as Agent Bank.

10.14    +Supplemental Executive Choice Program, effective January 1, 1992.

13 The Registrant's Annual Report to Stockholders for the fiscal year ended January 31, 1999. Only those portions of said report which are specifically designated in this Form 10-K as being incorporated by reference are being electronically filed pursuant to the Securities
         Exchange Act of 1934.

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

          27    Financial Data Schedule. [FILED ELECTRONICALLY WITH SEC ONLY.]


-----------------
+Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.