Form 10-Q
period 1999-05-02
HOME DEPOT INC
filed 1999-06-03
CIK 354950

                              Page 1 of 15
             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-Q
(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  May 2, 1999

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

         $.05 par value 1,481,685,346 Shares, as of May 28, 1999

                  THE HOME DEPOT, INC. AND SUBSIDIARIES

                            INDEX TO FORM 10-Q

                               May 2, 1999

                                                                       Page
Part I.  Financial Information:

     Item 1.  Financial Statements
     CONSOLIDATED STATEMENTS OF EARNINGS -
         Three-Month Periods Ended May 2,1999 and May 3,1998..............3

     CONSOLIDATED CONDENSED BALANCE SHEETS -
         As of May 2,1999 and January 31, 1999............................4

     CONSOLIDATED STATEMENTS OF CASH FLOWS -
         Three-Month Periods Ended May 2, 1999 and May 3,1998.............5

     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME-
         Three-Month Periods Ended May 2, 1999 and May 3,1998.............6

     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.................7

     Item 2.  Management's Discussion and Analysis of Result
              of Operations and Financial Condition................. 8 - 13

     Item 3.  Quantitative and Qualitative Disclosures about Market
              Risk.......................................................13

Part II.  Other Information:

     Item 4.  Submission of Matters to a Vote of Security Holders........13

     Item 5.  Other Information..........................................13

     Item 6.  Exhibits and Reports on Form 8-K...........................13

     Signature Page......................................................14


     Index to Exhibits...................................................15

                       PART I.  FINANCIAL INFORMATION

                    THE HOME DEPOT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS

                                 (Unaudited)

(In Millions, Except Per Share Data)
                                                 Three Months Ended

                                                 May 2,         May 3,
                                                  1999           1998
Net Sales                                     $   8,952       $   7,123
Cost of Merchandise Sold                          6,386           5,155
  Gross Profit                                    2,566           1,968

Operating Expenses:
 Selling and Store Operating                      1,584           1,268
 Pre-Opening                                         22              19
 General and Administrative                         150             121
  Total Operating Expenses                        1,756           1,408

Operating Income                                    810             560

Interest Income (Expense):
 Interest and Investment Income                       3               7
 Interest Expense                                    (8)            (11)
  Interest, Net                                      (5)             (4)

  Earnings Before Income Taxes                      805             556
Income Taxes                                        316             219

  Net Earnings                                $     489       $     337

Weighted Average Number of Common
 Shares Outstanding                               1,478           1,466

Basic Earnings Per Share                      $    0.33       $    0.23

Weighted Average Number of Common
   Shares Outstanding Assuming Dilution           1,558           1,539

Diluted Earnings Per Share                    $    0.32       $    0.22

Dividends Per Share                           $   0.030       $   0.025

See accompanying notes to consolidated condensed financial statements.

                    THE HOME DEPOT, INC. AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (Unaudited)
(In Millions, Except Share Data)
                                               May 2,     January 31,
ASSETS                                          1999         1999
Current Assets:
 Cash and Cash Equivalents                 $     604      $      62
 Short-Term Investments                          ---            ---
 Receivables, Net                                502            469
 Merchandise Inventories                       4,955          4,293
 Other Current Assets                            150            109
  Total Current Assets                         6,211          4,933

 Property and Equipment, at cost               9,937          9,422
 Less: Accumulated Depreciation
       and Amortization                       (1,342)        (1,262)
  Net Property and Equipment                   8,595          8,160

 Long-Term Investments                            15             15
 Notes Receivable                                 29             26
 Cost in Excess of the Fair Value
   of Net Assets Acquired                        274            268
 Other                                            75             63
                                           $  15,199      $  13,465

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts Payable                          $   2,592      $   1,586
 Accrued Salaries and Related Expenses           465            395
 Sales Taxes Payable                             263            176
 Other Accrued Expenses                          599            586
 Income Taxes Payable                            289            100
 Current Installments of Long-Term Debt            8             14
  Total Current Liabilities                    4,216          2,857

Long-Term Debt, excluding
  current installments                         1,319          1,566
Other Long-Term Liabilities                      238            208
Deferred Income Taxes                             85             85
Minority Interest                                 12              9

Stockholders' Equity:
 Common Stock, par value $0.05.
 Authorized: 2,500,000,000 shares;
 issued and outstanding -
 1,479,491,000 shares at 5/2/99
 and 1,475,452,000 shares at 1/31/99              74             74
 Paid-In Capital                               2,972          2,854
 Retained Earnings                             6,321          5,876
 Accumulated Other Comprehensive Income          (33)           (61)
                                               9,334          8,743

 Less Shares Purchased for
   Compensation Plans                             (5)            (3)

   Total Stockholders' Equity                  9,329          8,740

                                           $  15,199      $  13,465

See accompanying notes to consolidated condensed financial statements.

                    THE HOME DEPOT, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (Unaudited)

(In Millions)
                                                   Three Months Ended

                                                May 2,1999     May 3,1998
Cash Provided From Operations:
Net Earnings                                    $     489       $     337

Reconciliation of Net Earnings to Net Cash
 Provided by Operations:
  Depreciation and Amortization                       107              87
  (Increase)Decrease in Receivables, Net              (31)             74
  Increase in Merchandise Inventories                (654)           (404)
  Increase in Accounts Payable
    and Accrued Expenses                            1,198             818
  Increase in Income Taxes Payable                    241             171
  Other                                               (47)            (23)
     Net Cash Provided by Operations                1,303           1,060

Cash Flows From Investing Activities:

Capital Expenditures                                 (550)           (424)
Proceeds from Sales of Property and Equipment          19              12
Purchase of Remaining Interest in
  The Home Depot Canada                               ---            (261)
Purchases of Investments                              ---              (1)
Proceeds from Maturities of Investments               ---               2
Repayments of Advances Secured
  by Real Estate, Net                                  (3)              3
     Net Cash Used in Investing Activities           (534)           (669)

Cash Flows From Financing Activities:

Repayments of Commercial Paper Obligations, Net      (246)            ---
Principal Repayments of Long-Term Debt                 (6)             (4)
Proceeds from Sale of Common Stock, Net                63              47
Cash Dividends Paid to Stockholders                   (44)            (36)
Minority Interest Contributions to Partnership          5               8
     Net Cash (Used in) Provided by
       Financing Activities                          (228)             15

Effect of Exchange Rate Changes on Cash
  and Cash Equivalents                                  1             ---
Increase in Cash and Cash Equivalents                 542             406
Cash and Cash Equivalents
  at Beginning of Period                               62             172
Cash and Cash Equivalents at End of Period      $     604       $     578

See accompanying notes to consolidated condensed financial statements.

                    THE HOME DEPOT, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (Unaudited)

(In Millions)

                                                  Three Months Ended

                                                   May 2,       May 3,
                                                    1999         1998
Net Earnings                                   $     489    $     337

Other Comprehensive Income:
    Foreign Currency Translation Adjustments          28            5


Comprehensive Income                           $     517    $     342

                    THE HOME DEPOT, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               (Unaudited)

1.    Summary of Significant Accounting Policies:

      Basis  of  Presentation  -  The  accompanying  consolidated  condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's
      Annual Report on Form 10-K for the year ended January 31, 1999, as filed with the Securities and Exchange Commission (File No. 1-8207).




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


                                              Three Months Ended
                                                                 Percentage
                                                                  Increase
                                            May 2,       May 3, (Decrease)in
                                             1999         1998  Dollar Amounts
Selected Consolidated
Statements of Earnings Data
Net Sales                                  100.0%       100.0%       25.7%

Gross Profit                                28.7         27.6        30.4

Operating Expenses:
 Selling and Store Operating                17.7         17.8        24.9
 Pre-Opening                                 0.2          0.2        15.8
 General and Administrative                  1.7          1.7        24.0

  Total Operating Ex                        19.6         19.7        24.7

  Operating Income                           9.1          7.9        44.6

Interest Income (Expense):
 Interest and Investment Income              0.0          0.1       (57.1)
 Interest Expense                           (0.1)        (0.2)      (27.3)
  Interest, Net                             (0.1)        (0.1)       25.0

  Earnings Before Income Taxes               9.0          7.8        44.8

Income Taxes                                 3.5          3.1        44.3
  Net Earnings                               5.5%         4.7%       45.1

Selected Consolidated Sales Data

Number of Transactions (000's)           185,200      156,209        18.6%

Average Sale Per Transaction           $   47.97     $  45.19         6.2

Weighted Average Weekly Sales
Per Operating Store (000's)            $     878     $    854         2.8

Weighted Average Sales
  Per Square Foot                      $     425     $    417         1.9

                    THE HOME DEPOT, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                 (CONTINUED)


FORWARD-LOOKING STATEMENTS

Certain written and oral statements made by The Home Depot, Inc. and subsidiaries (the "Company") or with the approval of an authorized executive officer of the Company may constitute "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995. Words or phrases such as "should result," "are expected to," "we anticipate," "we estimate," "we project," or similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and its present expectations or projections. These risks and uncertainties include, but are not limited to, unanticipated weather conditions, stability of costs and availability of sourcing channels, our ability to attract,train and retain highly qualified associates, conditions affecting the availability, acquisition,development and ownership of real estate, year 2000 problems, general economic conditions, the impact of competition and regulatory and litigation matters. Caution should be taken not to place undue reliance on any such forward-looking statements, since such statements speak only as of the date of the making of such statements. Additional information concerning these risks and uncertainties is contained in the Company's Annual Report on Form 10-K for the year ended January 31, 1999, as filed with the Securities and Exchange Commission.


RESULTS OF OPERATIONS

Sales for the first quarter of fiscal 1999 increased 25.7% to $8.952 billion from $7.123 billion for the first quarter of fiscal 1998. The sales increase for the period was primarily attributable to 141 new stores (total of 797 stores at the end of the first quarter of fiscal 1999 compared with 656 at the end of the first quarter of fiscal 1998) and a comparable store-for-store sales increase of 9% for the first quarter of fiscal 1999.

Gross profit as a percent of sales was 28.7% for the first quarter of fiscal 1999 compared with 27.6% for the first quarter of fiscal 1998. The gross profit rate increase for the period was primarily attributable to sales mix changes and to lower costs of merchandise resulting from continued product line reviews and other merchandising initiatives including direct sourcing of imports.

Total operating expenses as a percent of sales decreased to 19.6% for the first quarter of fiscal 1999 from 19.7% for the first quarter of fiscal 1998. Selling and store operating expenses as a percent of sales decreased to 17.7% for the first quarter of fiscal 1999 from 17.8% for the first quarter of fiscal 1998. Net advertising expenses decreased as a percent of sales due to increased national advertising, cost leverage achieved from opening new stores in existing markets, and higher vendor co-op advertising support. Partially offsetting this decrease were higher credit card discounts due to higher penetrations of credit sales and increases in non-private label credit card discount rates. Pre-opening expenses as a percent of sales were 0.2% for the first quarter of both fiscal 1999 and fiscal 1998. The Company opened 37 new stores and relocated 1 store during the first quarter of fiscal 1999 compared with 32 new stores opened during the first quarter of fiscal 1998. General and administrative expenses as a percent of sales were 1.7% for the first quarter of both fiscal 1999 and fiscal 1998. Certain variable G&A expenses were lower than last year as a percent of sales, which offset increased cost of staffing and investments for various growth initiatives.

Net interest expense as a percent of sales was 0.1% for the first quarter of both fiscal 1999 and fiscal 1998. As a percent of sales, interest and investment income for the first quarter of fiscal 1999 decreased to 0.0% from

                    THE HOME DEPOT, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                              (CONTINUED)


RESULTS OF OPERATIONS - (Continued)

0.1% for the first quarter of fiscal 1998, primarily due to lower investment balances. Interest expense as a percent of sales decreased to 0.1% for the first quarter of fiscal 1999 from 0.2% for the comparable period of fiscal 1998. The decrease was primarily attributable to leverage achieved from higher sales in fiscal 1999 and to higher capitalized interest expense during fiscal 1999.

The Company's combined federal and state effective income tax rate decreased to 39.2% for the first quarter of fiscal 1999 from 39.3% for the comparable period of fiscal 1998. During the fourth quarter of fiscal 1998, an adjustment was made to lower the annual effective tax rate to 39.2%.

Net earnings as a percent of sales increased to 5.5% for the first quarter of fiscal 1999 from 4.7% for the first quarter of fiscal 1998. The increase as a percent of sales for fiscal 1999 was primarily attributable to higher gross margin rates and lower selling and store operating expenses as described above.

Diluted earnings per share was $0.32 for the first quarter of fiscal 1999 compared to $0.22 for the first quarter of fiscal 1998.


LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from store operations provides the Company with a significant source of liquidity. Additionally, a significant portion of the Company's inventory is financed under vendor credit terms. During the first quarter of fiscal 1999, the Company opened 37 stores, relocated 1 store and temporarily closed 1 store, which will be reopened on the same site during the third quarter of fiscal 1999. During the remainder of fiscal 1999, the Company plans to open approximately 130 new stores and relocate 6 stores, for a growth rate of approximately 22%. It is currently anticipated that approximately 85% of these locations will be owned, and the remainder will be leased.

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

The Company financed a portion of new stores opened in fiscal 1997 and 1998 under the operating lease agreements and anticipates utilizing these facilities to finance selected new stores in fiscal 1999 and 2000 and an office building in fiscal 1999. In addition, some planned locations for fiscal 1999 will be leased individually, and it is expected that many locations may be obtained through the acquisition of land parcels and construction or purchase of buildings. While the cost of new stores to be constructed and owned by the Company varies widely, principally due to land costs, new store costs are currently estimated to average approximately $13.0 million per location. The cost to remodel and/or fixture stores to be leased is expected to average approximately $3.6 million per store. In addition, each new store will require approximately $3.1 million to finance inventories, net of vendor financing.

                    THE HOME DEPOT, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                 (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES - (Continued)

During fiscal 1996, the Company issued, through a public offering, $1.1 billion of 3.25% Convertible Subordinated Notes due October 1, 2001 (the "3.25% Notes"). The 3.25% Notes were issued at par and are convertible into shares of the Company's common stock at any time prior to maturity, unless previously redeemed by the Company, at a conversion price of $23.0417 per share, subject to adjustment under certain conditions. The 3.25% Notes may be redeemed by the Company, at any time on or after October 2, 1999, in whole or in part, at a redemption price of 100.813% of the principal amount and after October 1, 2000, at 100% of the principal amount. The Company used the net proceeds from the offering to repay outstanding commercial paper obligations, to finance a portion of the Company's capital expenditure program, including store expansions and renovations, and for general corporate purposes.

The Company has a commercial paper program that allows borrowings up to a maximum of $800 million. During the first quarter of fiscal 1999 the Company repaid $246 million outstanding under the commercial paper program and as of May 2, 1999, there were no borrowings outstanding under the program. In connection with the program, the Company has a back-up credit facility with a consortium of banks for up to $800 million. The credit facility, which expires in December 2000, contains various restrictive covenants, none of which is expected to materially impact the Company's liquidity or capital resources.

As of May 2, 1999, the Company had $604 million in cash and cash equivalents, as well as $15 million in long-term investments. Management believes that its current cash position, the proceeds from long-term investments, internally generated funds, funds available from its $800 million commercial paper program, funds available from the operating lease agreements, and the ability to obtain alternate sources of financing should enable the Company to complete its capital expenditure programs, including store openings and renovations, through the next several fiscal years.


YEAR 2000

The Company is currently addressing a universal situation commonly referred to as the "Year 2000 Problem." The Year 2000 Problem relates to the inability of certain computer software programs to properly recognize and process date-sensitive information relative to the year 2000 and beyond. During fiscal 1997, the Company developed a plan to devote the necessary resources to identify and modify internal systems impacted by the Year 2000 Problem, or implement new systems to become year 2000 compliant in a timely manner. This compliance plan consists of four major areas of focus: systems, desktops, facilities and supplier management. The total cost of executing this plan is estimated at $13 million, and as of May 2, 1999, the Company had expended approximately $9.6 million to effect the plan.

The Company has substantially completed the systems portion of the compliance plan. In implementing the systems portion of the plan, the Company completed an inventory of all software programs operating on its systems, identified year 2000 problems, and then created an appropriate testing environment. Additionally, as of May 2, 1999, the Company had
substantially completed the final phases of the compliance plan, which involve testing and installing year 2000 compliant software in the production environment.

                    THE HOME DEPOT, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                 (CONTINUED)


YEAR 2000  - (Continued)

All desktop applications critical to the Company's overall business have been inventoried and evaluated under the method described above, and as of January 31, 1999, this process was complete. The compliance plan for desktop infrastructure was also substantially complete at the end of the first quarter of fiscal 1999.

Substantially all critical facilities systems, including, but not limited to, security systems, energy management, material handling, copiers and faxes, have been inventoried and are being tested. As of May 2, 1999, this process was over 60% complete. The Company anticipates completing the facilities systems portion of its compliance plan before the end of the second quarter of fiscal 1999.

The Company is assessing the year 2000 compliance status of its suppliers, many of which participate in electronic data interchange ("EDI") or similar programs with the Company. The Company will conduct substantial testing with EDI merchandise suppliers and transportation carriers. With respect to merchandise suppliers participating in EDI programs with the Company, the Company is conducting point-to-point testing of these EDI systems for year 2000 compliance.

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

The Company is modifying its existing disaster recovery plans to include year 2000 contingency planning. Also, the Company is identifying critical activities that would normally be conducted during the first two weeks of January 2000, which may be completed instead in December 1999. The Company expects its year 2000 contingency planning to be substantially complete by the end of the second quarter of fiscal 1999 and to test and modify contingency plans throughout the remainder of 1999.

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



Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments and believes that its exposure to market risk associated with other financial instruments(such as investments) and interest rate risk is not material.




                         PART II. OTHER INFORMATION


Item 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

During the first quarter of fiscal 1999, no matters were submitted to a vote of security holders.

Item 5. OTHER INFORMATION

On May 13, 1999, the Board of Directors appointed William S. Davila to serve as a member of the Board. Mr. Davila's term will expire at the Annual Meeting of Stockholders in 2001. Mr. Davila is the retired President and Chief Operating Officer of The Vons Companies, Inc., and he serves on the Boards of Directors of Wells Fargo Bank, Pacific Gas & Electric Corporation and Hormel Foods Corporation.

Item 6.                   EXHIBITS

           3.1 Restated Certificate of Incorporation of The Home Depot,Inc., as amended
          11.1  Computation of Basic and Diluted Earnings Per Share
          27. Financial Data Schedule (only submitted to SEC in electronic format)

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







       June 2, 1999
         (Date)

                   THE HOME DEPOT, INC. AND SUBSIDIARIES

                             INDEX TO EXHIBITS



Exhibit     Description

  3.1 Restated Certificate of Incorporation of The Home Depot, Inc., as amended

 11.1       Computation of Basic and Diluted Earnings Per Share

 27. Financial Data Schedule (only submitted to SEC in electronic format)