Form 10-Q
period 1999-08-01
HOME DEPOT INC
filed 1999-08-27
CIK 354950

                                Page 1 of 16
             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-Q
(Mark One)

X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended  August 1, 1999

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

       $.05 par value 1,483,034,331 Shares, as of  August 20, 1999

                  THE HOME DEPOT, INC. AND SUBSIDIARIES

                           INDEX TO FORM 10-Q

                              August 1, 1999

                                                                       Page
Part I.  Financial Information:

     Item 1.  Financial Statements
     CONSOLIDATED STATEMENTS OF EARNINGS -
         Three-Month and Six-Month Periods
         Ended August 1, 1999 and August 2,1998...........................3

     CONSOLIDATED CONDENSED BALANCE SHEETS -
         As of August 1, 1999 and January 31, 1999 .......................4

     CONSOLIDATED STATEMENTS OF CASH FLOWS -
         Six-Month Periods
         Ended  August 1, 1999 and August 2,1998..........................5

     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME -
         Three-Month and Six-Month Periods
         Ended August 1, 1999 and August 2,1998...........................6

     NOTES TO CONSOLIDATED CONDENSED
        FINANCIAL STATEMENTS..............................................7

  Item 2.  Management's Discussion and Analysis of Results
           of Operations and Financial Condition......................8- 13

  Item 3.  Quantitative and Qualitative Disclosures about Market
           Risk..........................................................13

Part II.  Other Information:

  Item 4.  Submission of Matters to a Vote of Security Holders......13 - 14

  Item 5.  Other Information ............................................14

  Item 6.  Exhibits and Reports on Form 8-K..............................14

  Signature Page.........................................................15

  Index to Exhibits......................................................16

                       PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                    THE HOME DEPOT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS

                                 (Unaudited)

(In Millions, Except Per Share Data)
                            Three Months Ended        Six Months Ended
                           August 1,    August 2,     August 1,    August 2,
                             1999         1998          1999         1998
Net Sales                    $ 10,431    $ 8,139        $ 19,383   $ 15,263
Cost of Merchandise Sold        7,402      5,876          13,788     11,031
  Gross Profit                  3,029      2,263           5,595      4,232

Operating Expenses:
 Selling and Store Operating    1,722      1,353           3,306      2,620
 Pre-Opening                       32         18              54         37
 General and Administrative       159        122             308        244
  Total Operating Expenses      1,913      1,493           3,668      2,901

  Operating Income              1,116        770           1,927      1,331

Interest Income (Expense):
 Interest and Investment
  Income                            9          9              13         15
 Interest Expense                  (8)       (10)            (17)       (21)
  Interest, Net                     1         (1)             (4)        (6)

  Earnings Before Income
   Taxes                        1,117        769           1,923      1,325

Income Taxes                      438        302             754        521

  Net Earnings               $    679    $   467        $  1,169   $    804

Weighted Average Number of
  Common Shares Outstanding     1,482      1,470           1,480      1,468

Basic Earnings Per Share     $   0.46    $  0.32        $   0.79   $   0.55

Weighted Average Number of
  Common Shares Outstanding
  Assuming Dilution             1,559      1,546           1,558      1,542

Diluted Earnings Per Share   $   0.44    $  0.31        $   0.76   $   0.53

Dividends Per Share          $   0.04    $  0.03        $   0.07   $   0.06

See accompanying notes to consolidated condensed financial statements.

                    THE HOME DEPOT, INC. AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (Unaudited)
(In Millions, Except Share Data)
                                          August 1,     January 31,
ASSETS                                      1999           1999
Current Assets:
 Cash and Cash Equivalents                $     518     $     62
 Short-Term Investments                           2          ---
 Receivables, Net                               545          469
 Merchandise Inventories                      4,982        4,293
 Other Current Assets                           150          109
  Total Current Assets                        6,197        4,933

 Property and Equipment, at cost             10,554        9,422
 Less: Accumulated Depreciation
       and Amortization                       1,438        1,262
  Net Property and Equipment                  9,116        8,160

 Long-Term Investments                           15           15
 Notes Receivable                                34           26
 Cost in Excess of the Fair Value
   of Net Assets Acquired                       273          268
 Other                                           74           63
                                           $ 15,709     $ 13,465

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts Payable                          $  2,419     $  1,586
 Accrued Salaries and Related Expenses          485          395
 Sales Taxes Payable                            296          176
 Other Accrued Expenses                         635          586
 Income Taxes Payable                           151          100
 Current Installments of Long-Term Debt           8           14
  Total Current Liabilities                   3,994        2,857

Long-Term Debt,
  excluding current installments              1,338        1,566
Other Long-Term Liabilities                     261          208
Deferred Income Taxes                            85           85
Minority Interest                                11            9

Stockholders' Equity:
 Common Stock, par value $0.05.
 Authorized: 5,000,000,000 shares;
 issued and outstanding  -
 1,482,879,000 shares at 8/1/99
 and 1,475,452,000 shares at 1/31/99             74          74
 Paid-In Capital                              3,071       2,854
 Retained Earnings                            6,941       5,876
 Cumulative Translation Adjustments             (61)        (61)
                                             10,025       8,743

 Less Shares Purchased for
   Compensation Plans                             5           3

   Total Stockholders' Equity                10,020       8,740

                                           $ 15,709    $ 13,465

See accompanying notes to consolidated condensed financial statements.

                    THE HOME DEPOT, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (Unaudited)

(In Millions)
					      Six Months Ended
                                       August 1,1999   August 2,1998
Cash Provided From Operations:
Net Earnings                               $  1,169   $    804

Reconciliation of Net Earnings to Net Cash
 Provided by Operations:
  Depreciation and Amortization                 221        180
  (Increase) Decrease in Receivables, Net       (74)       132
  Increase in Merchandise Inventories          (676)      (192)
  Increase in Accounts Payable and
    Accrued Expenses                          1,141        642
  Increase in Income Taxes Payable              123         40
  Other                                         (34)         1
     Net Cash Provided by Operation           1,870      1,607

Cash Flows From Investing Activities:

Capital Expenditures                         (1,196)      (891)
Purchase of Remaining Interest
  in the Home Depot Canada                       ---      (261)
Purchase of Business Acquired                   (28)       ---
Proceeds From Sales of
  Property and Equipment                         32         22
Purchases of Investments                         (4)        (1)
Proceeds from Maturities of Investments           2          2
Repayments of Advances
  Secured by Real Estate, Net                    (9)         3
    Net Cash Used in Investing Activities    (1,203)    (1,126)

Cash Flows From Financing Activities:

Repayments of Commercial
  Paper Obligations, Net                       (246)       ---
Principal Repayments of Long-Term Debt           (7)        (4)
Proceeds from Sale of Common Stock, Net         141         84
Cash Dividends Paid to Stockholders            (103)       (81)
Minority Interest Contributions
 to Partnership                                   5          5
     Net Cash (Used in) Provided by
        Financing Activities                   (210)         4

Effect of Exchange Rate Changes
  on Cash and Cash Equivalents                   (1)        (3)
Increase in Cash and Cash Equivalents           456        482
Cash and Cash Equivalents
  at Beginning of Period                         62        172
Cash and Cash Equivalents at End of Period $    518   $    654

See accompanying notes to consolidated condensed financial statements.

                    THE HOME DEPOT, INC. AND SUBSIDIARIES


               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (Unaudited)

(In Millions)

                            Three Months Ended       Six Months Ended
                           August 1,   August 2,     August 1,  August 2,
                            1999        1998          1999        1998
Net Earnings                 $    679    $    467     $  1,169    $    804

Other Comprehensive Income:
  Foreign Currency
    Translation Adjustments       (28)        (22)         ---         (19)
  Total Other
    Comprehensive Income          (28)        (22)         ---         (19)

Comprehensive Income         $    651    $    445    $   1,169    $    785

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






                      					       Percentage
                      					       Increase
	       	       Three Months          Six Months        (Decrease) in
			  Ended 	        Ended          Dollar Amounts
Selected Consolidated
Statements of	     August 1, August 2,   August 1,August 2,   Three    Six
 Earnings Data        1999      1998          1999   1998       Months  Months
Net Sales             100.0%    100.0%        100.0% 100.0%     28.2%   27.0%

Gross Profit           29.0      27.8          28.8   27.7      33.8    32.2

Operating Expenses:
 Selling and
   Store Operating     16.5      16.7          17.0   17.2      27.3    26.2
 Pre-Opening            0.3       0.2           0.3    0.2      77.8    45.9
 General and
   Administrative       1.5       1.5           1.6    1.6      30.3    26.2

  Total Operating
   Expenses            18.3      18.4          18.9   19.0      28.1    26.4
  Operating Income     10.7       9.4           9.9    8.7      44.9    44.8

Interest Income
 (Expense):
 Interest and
  Investment Income     0.1       0.1           0.1    0.1       0.0   (13.3)
 Interest Expense      (0.1)     (0.1)         (0.1)  (0.1)    (20.0)  (19.0)
  Interest, Net         0.0       0.0           0.0    0.0    (200.0)  (33.3)

  Earnings Before
   Income Taxes        10.7       9.4           9.9    8.7      45.3    45.1

Income Taxes            4.2       3.7           3.9    3.4      45.0    44.7
  Net Earnings          6.5%      5.7%          6.0%   5.3%     45.4    45.4

Selected Consolidated
 Sales Data
Number of
 Transactions (000's) 215,486    179,822      400,666  335,810  19.8    19.3

Average Sale
 Per Transaction     $  48.10   $  44.98      $ 48.04  $ 45.08   6.9     6.6

Weighted Average
 Weekly Sales Per
 Operating Store
 (000's)             $    978   $    933      $  929   $  894    4.8     3.9

Weighted Average
 Sales Per
 Square Foot         $    474   $    455      $ 450    $  436    4.2     3.2


                    THE HOME DEPOT, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                 (CONTINUED)

FORWARD-LOOKING STATEMENTS

Certain written and oral statements made by The Home Depot, Inc. and subsidiaries (the "Company") or with the approval of an authorized executive officer of the Company may constitute "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995. Words or phrases such as "should result," "are expected to," "we anticipate," "we estimate," "we project" or similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and its present expectations or projections. These risks and uncertainties include, but are not limited to, unanticipated weather conditions, stability of costs and availability of sourcing channels, our ability to attract, train and retain highly-qualified associates, conditions affecting the availability, acquisition, development and ownership of real estate, year 2000 problems, general economic conditions, the impact of competition, and regulatory and litigation matters. Caution should be taken not to place undue reliance on any such forward-looking statements, since such statements speak only as of the date of the making of such statements. Additional information concerning these risks and uncertainties is contained in the Company's Annual Report on Form 10-K for the year ended January 31, 1999, as filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Sales for the second quarter of fiscal 1999 increased 28.2% to $10.431 billion from $8.139 billion for the second quarter of fiscal 1998. For the first six months of fiscal 1999, sales increased 27.0% to $19.383 billion from $15.263 billion for the comparable period in fiscal 1998. The sales increase for both periods was primarily attributable to new stores (846 stores open at the end of the second quarter of fiscal 1999 compared with 679 at the end of the second quarter of fiscal 1998) and a comparable store-for-store sales increase of 11% for the second quarter and 10% for the first six months of fiscal 1999.

Gross profit as a percent of sales was 29.0% for the second quarter of fiscal 1999 compared with 27.8% for the second quarter of fiscal 1998. For the first six months of fiscal 1999, gross profit as a percent of sales was 28.8% compared with 27.7% for the comparable period of fiscal 1998. The gross profit rate increase for both periods was primarily attributable to the ongoing benefits of product line reviews which have resulted in lower costs of merchandise and more effective product assortments, cost reductions through direct sourcing of imports, the roll-out of tool rental centers, and better shrink results have contributed to the higher gross margin rate.

Total operating expenses as a percent of sales decreased to 18.3% for the second quarter of fiscal 1999 from 18.4% for the second quarter of fiscal 1998. For the first six months of fiscal 1999, operating expenses decreased to 18.9% from 19.0% for the comparable period in fiscal 1998.

Selling and store operating expenses as a percent of sales decreased to 16.5% for the second quarter of fiscal 1999 from 16.7% for the comparable period in 1998. Net advertising expenses decreased as a percent of sales due to higher co-op support from vendors, increased national advertising and cost leverage achieved from opening new stores in existing markets. Also contributing to the decrease were store payroll salaries and wages, which continue to show productivity improvement in terms of sales generated per labor hour. The Company also leveraged occupancy and certain operating expenses due to the high comparable store sales. Partially offsetting these decreases were higher costs for store bonus plans due to the strong financial results of the Company for the first six months of fiscal 1999.

                    THE HOME DEPOT, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                 (CONTINUED)

RESULTS OF OPERATIONS - (Continued)

In addition, credit card discounts for the first six months of fiscal 1999 were higher than the comparable period of fiscal 1998 as a percent of sales due to a higher penetration of credit card sales and discount rate increases. Selling and store operating expenses as a percent of sales decreased to 17.0% for the first six months of fiscal 1999 from 17.2% for the first six months of fiscal 1998. This decrease was due primarily to lower net advertising and leverage achieved from high comparable store sales, offset partially by higher credit card discounts as described above.

Pre-opening expenses as a percent of sales were 0.3% for the second quarter and first six months of fiscal 1999 compared to 0.2% for the second quarter and first six months of fiscal 1998. The Company opened 49 stores and relocated four stores during the second quarter of fiscal 1999 compared with 23 new stores and one store relocation during the second quarter of fiscal 1998. General and administrative expenses as a percent of sales were 1.5% for the second quarter of both fiscal 1999 and fiscal 1998, and 1.6% for the first six months of both fiscal 1999 and fiscal 1998.

Net interest as a percent of sales was 0.0% for the second quarter and first six months of both fiscal 1999 and fiscal 1998. As a percent of sales, interest and investment income was 0.1% for both the second quarter and first six months of fiscal 1999 and the comparable periods of fiscal 1998. Interest expense as a percent of sales was 0.1% for all comparable periods.

The Company's combined federal and state effective income tax rate decreased to 39.2% for the second quarter and first six months of fiscal 1999 from 39.3% for the comparable periods of fiscal 1998. During the fourth quarter of fiscal 1998, an adjustment was made to lower the annual effective tax rate to 39.2%

Net earnings as a percent of sales increased to 6.5% and 6.0% for the second quarter and first six months of fiscal 1999, respectively, from 5.7% and 5.3% for the second quarter and first six months of fiscal 1998. The increases as a percent of sales for fiscal 1999 were primarily attributable to higher gross margin rates and lower selling and store operating expenses as a percent of sales, as described above.

Diluted earnings per share were $0.44 and $0.76 for the second quarter and first six months of fiscal 1999, respectively, compared to $0.31 and $0.53 for the second quarter and first six months of fiscal 1998, respectively.


LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from store operations provides the Company with a significant source of liquidity. Additionally, a significant portion of the Company's inventory is financed under vendor credit terms. During the first six months of fiscal 1999, the Company opened 86 stores, relocated five stores and temporarily closed one store, which is planned to reopened on the same site during the third quarter of fiscal 1999. During the remainder of fiscal 1999, the Company plans to open approximately 83 new stores and relocate one store, for a 22% unit growth rate for the year. It is anticipated that approximately 81% of these locations will be owned, and the remainder will be leased.

                    THE HOME DEPOT, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                 (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES - (Continued)

The Company has two operating lease agreements totaling $882 million for the purpose of financing construction costs of certain new stores. Under the operating lease agreements, the lessor purchases the properties, pays for the construction costs and subsequently leases the facilities to the Company. The leases provide for substantial residual value guarantees and include purchase options at original cost on each property.

The Company financed a portion of new stores opened in fiscal 1997, 1998 and 1999 under the operating lease agreements and anticipates utilizing these facilities to finance selected new stores during the remainder of fiscal 1999 and in 2000, as well as an office building in fiscal 1999. In addition, some planned locations for fiscal 1999 will be leased individually, and it is expected that many locations may be obtained through the acquisition of land parcels and construction or purchase of buildings. While the cost of new stores to be constructed and owned by the Company varies widely, principally due to land costs, new store costs are currently estimated to average approximately $13.0 million per location. The cost to remodel and/or fixture stores to be leased is expected to average approximately $3.9 million per store. In addition, each new store will require approximately $3.1 million to finance inventories, net of vendor financing.

During fiscal 1996, the Company issued, through a public offering, $1.1 billion of 3.25% Convertible Subordinated Notes due October 1, 2001 ("3.25% Notes"). The 3.25% Notes were issued at par and are convertible into shares of the Company's common stock at any time prior to maturity, unless previously redeemed by the Company, at a conversion price of $23.0417 per share,subject to adjustment under certain conditions. The 3.25% Notes may be redeemed by the Company, at any time on or after October 2, 1999, in whole or in part, at a redemption price of 100.813% of the principal amount and after October 1, 2000, at 100% of the principal amount. The Company used the net proceeds from the offering to repay outstanding commercial paper obligations, to finance a portion of the Company's capital expenditure program, including store expansions and renovations, and for general corporate purposes.

The Company has a commercial paper program that allows borrowings up to a maximum of $800 million. As of August 1, 1999, there were no borrowings outstanding under the program. In connection with the program, the Company has a back-up credit facility with a consortium of banks for up to $800 million. The credit facility, which expires in December 2000, contains various restrictive covenants, none of which is expected to materially impact the Company's liquidity or capital resources.

As of August 1, 1999, the Company had $520 million in cash and cash equivalents and short-term investments, as well as $15 million in long-term investments. Management believes that its current cash position, the proceeds from short-term and long-term investments, internally generated funds, funds available from its $800 million commercial paper program, funds available from the $882 million operating lease agreement, and/or the ability to obtain alternate sources of financing should enable the Company to complete its capital expenditure programs, including store expansions and renovations, through the next several fiscal years.

                    THE HOME DEPOT, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                 (CONTINUED)

YEAR 2000

The Company is currently addressing a universal situation commonly referred to as the "Year 2000 Problem." The Year 2000 Problem relates to the inability of certain computer software programs to properly recognize and process date-sensitive information relative to the year 2000 and beyond. During fiscal 1997, the Company developed a plan to devote the necessary resources to identify and modify internal systems impacted by the Year 2000 Problem, or implement new systems to become year 2000 compliant, in a timely manner. This compliance plan consists of four major areas of focus: systems, desktops, facilities and supplier management. The total cost of executing this plan is estimated at $13 million, and as of August 1, 1999, the Company had expended approximately $10.1 million to effect the plan.

As of August 1, 1999, the Company had completed the systems portion of the compliance plan. In implementing the systems portion of the plan, the Company completed an inventory of all software programs operating on its systems, identified year 2000 problems, created an appropriate testing environment, completed testing and installed year 2000 compliant software in the production environment.

All desktop applications critical to the Company's overall business have been inventoried and evaluated under the method described above, and as of January 31, 1999, this process was complete. The compliance plan for desktop infrastructure was complete at the end of the second quarter of fiscal 1999.

Substantially  all critical facilities systems, including, but  not  limited to, security systems, energy management, material handling, copiers and faxes, have been inventoried and are being tested. As of August 1, 1999, this process was approximately 94% complete. The Company currently anticipates completing the facilities systems portion of its compliance plan early during the fourth quarter of fiscal 1999.

The Company is assessing the year 2000 compliance status of its suppliers, many of which participate in electronic data interchange ("EDI") or similar programs with the Company. The Company is conducting substantial testing with EDI merchandise suppliers and transportation carriers. With respect to merchandise suppliers participating in EDI programs with the Company, the Company is conducting point-to-point testing of these EDI systems for year 2000 compliance. The Company currently anticipates that it will have completed testing suppliers and carriers representing approximately 65% of its EDI volume by the end of October 1999.

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

The Company is modifying its existing disaster recovery plans to include year 2000 contingency planning. Also, the Company is identifying critical activities that would normally be conducted during the first two weeks of January 2000, which may be completed instead in December 1999. The Company currently expects its year 2000 contingency planning to be substantially complete by the end of September 1999 and to test, modify and test implementation of the contingency plans throughout the remainder of 1999.

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



Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The Company has not entered into any transactions using derivative
        financial instruments   or derivative commodity instruments and
        believes that its exposure to market risk associated with other financial instruments (such as investments) is not material.



PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        At  the  Company's  Annual  Meeting  of  Stockholders
        held on May 26, 1999, the stockholders elected the following nominees to the Board of Directors with votes cast as follows: Mr. John L. Clendenin: 1,267,015,470 shares for and 10,556,620 shares against; Ms. Bonnie G. Hill: 1,259,464,258 shares for and 18,107,832 shares against; Mr. Kenneth G. Langone: 1,265,812,054 shares for and 11,760,036 shares against; and Mr. Bernard Marcus: 1,265,806,562 shares for and 11,765,528 shares against. There were no abstentions or broker non-votes applicable to the election of directors. The following other directors have terms as director that continue after the meeting: Mr. Arthur M. Blank, Col. Frank Borman, Mr. Ronald M. Brill, Mr. Berry R. Cox, Mr. William S. Davila, Mr. Milledge A. Hart, III and Ms. M. Faye Wilson.

        The stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares with votes cast as follows: 1,182,070,494 shares for; 91,556,554 shares against; and 3,945,042 shares abstained. There were no broker non-votes.

        The  stockholders  approved an amendment to  The  Home  Depot,  Inc.
        Senior  Officers'  Bonus  Pool  Plan with  votes  cast  as  follows:
        1,200,355,660  shares for; 68,420,992 shares against; and  8,795,439 shares abstained.  There were no broker non-votes.

        The stockholders rejected a proposal relating to a report on certain employment matters with votes cast as follows: 107,458,718 shares for; 830,988,994 shares against; 85,097,654 shares abstained; and 254,026,723 broker non-votes.

        The stockholders rejected a proposal recommending that the Board of Directors take steps to amend the Company's Certificate of Incorporation to eliminate the classes of the Board of Directors with votes cast as follows: 437,631,749 shares for; 570,801,871 shares against; 15,163,347 shares abstained; and 253,975,122 broker non-votes.

                    THE HOME DEPOT, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                 (CONTINUED)


PART II. OTHER INFORMATION - (Continued)

        The stockholders rejected a proposal recommending that the Board of Directors amend the Company's Bylaws to require that the Board of Directors consist of a majority of independent directors with votes cast as follows: 307,487,784 shares for; 642,554,747 shares against; 73,502,290 shares abstained; and 254,027,267 broker non-votes.

        The stockholders rejected a proposal relating to certain environmental matters with votes cast as follows: 113,143,811 shares for; 846,389,265 shares against; 64,000,289 shares abstained; and 254,038,723 broker non-votes.


Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        (a)     Exhibits
        11.1    Computation of Basic and Diluted Earnings Per Share
        27. Financial Data Schedule (only submitted to SEC in electronic format)

        (b)     Reports on Form 8-K
                No reports on Form 8-K were filed during the quarter ended August 1, 1999.

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







     August 27, 1999
     (Date)

                   THE HOME DEPOT, INC. AND SUBSIDIARIES

                             INDEX TO EXHIBITS



Exhibit     Description

11.1        Computation of Basic and Diluted Earnings Per Share

27. Financial Data Schedule (only submitted to SEC in electronic format)