Form 10-Q
period 1999-10-31
HOME DEPOT INC
filed 1999-12-03
CIK 354950

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                               FORM 10-Q
(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  October 31, 1999

                              - OR -

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-8207


                           THE HOME DEPOT, INC.
               (Exact name of registrant as specified in its charter)

        Delaware                                95-3261426
(State or other jurisdiction of              (I.R.S.Employer
 incorporation or organization)           Identification Number)

2455 Paces Ferry Road N.W.         Atlanta, Georgia            30339
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

           $.05 par value 1,534,909,250 Shares, as of December 1, 1999

                    THE HOME DEPOT, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-Q

                               October 31, 1999


                                                                         Page
Part I.  Financial Information:

     Item 1.  Financial Statements
         CONSOLIDATED STATEMENTS OF EARNINGS -
             Three-Month and Nine-Month Periods
             Ended October 31, 1999 and November 1, 1998....................3

         CONSOLIDATED CONDENSED BALANCE SHEETS -
             As of October 31, 1999 and January 31, 1999....................4

         CONSOLIDATED STATEMENTS OF CASH FLOWS -
             Nine-Month Periods
             Ended October 31, 1999 and November 1, 1998....................5

         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME -
             Three-Month and Nine-Month Periods
             Ended October 31, 1999 and November 1, 1998....................6

         NOTES TO CONSOLIDATED CONDENSED
          FINANCIAL STATEMENTS..............................................7

     Item 2.  Management's Discussion and Analysis of Results
                  of Operations and Financial Condition..................8-13

     Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk..............................................14

Part II.  Other Information:

     Item 4.  Submission of Matters to a Vote of Security
                  Holders..................................................14

     Item 5.  Other Information ...........................................14

     Item 6.  Exhibits and Reports on Form 8-K.............................14

     Signature Page........................................................15

     Index to Exhibits.....................................................16

                       PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  THE HOME DEPOT, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF EARNINGS

                                (Unaudited)

(In Millions, Except Per Share Data)

                                  Three Months Ended      Nine Months Ended
                                October 31, November 1, October 31,  November 1,
                                   1999        1998        1999         1998
Net Sales                        $  9,877    $  7,699    $  29,260    $ 22,961
Cost of Merchandise Sold            6,983       5,522       20,771      16,552
     Gross Profit                   2,894       2,177        8,489       6,409

Operating Expenses:
 Selling and Store Operating        1,760       1,377        5,065       3,998
 Pre-Opening                           24          24           78          61
 General and Administrative           171         131          480         375
     Total Operating Expenses       1,955       1,532        5,623       4,434

     Operating Income                 939         645        2,866       1,975

Interest Income (Expense):
 Interest and Investment Income        12           9           24          24
 Interest Expense                      (8)         (8)         (25)        (29)
     Interest, Net                      4           1           (1)         (5)

     Earnings Before Income Taxes     943         646        2,865       1,970

Income Taxes                          370         254        1,123         774

     Net Earnings                $    573    $    392    $   1,742    $  1,196

Weighted Average Number of
  Common Shares Outstanding         1,490       1,471        1,483       1,469

Basic Earnings Per Share         $   0.38    $   0.27    $    1.17    $   0.81

Weighted Average Number of
  Common Shares Outstanding
  Assuming Dilution                 1,561       1,547        1,559       1,544

Diluted Earnings Per Share       $   0.37    $   0.26    $    1.13    $   0.79

Dividends Per Share              $  0.040    $  0.030    $   0.110    $  0.085

See accompanying notes to consolidated condensed financial statements.


                      THE HOME DEPOT, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   (Unaudited)
(In Millions, Except Share Data)

                                        October 31,      January 31,
ASSETS                                      1999             1999
Current Assets:
 Cash and Cash Equivalents             $      946       $       62
 Short-Term Investments                        30              ---
 Receivables, Net                             648              469
 Merchandise Inventories                    5,274            4,293
 Other Current Assets                         160              109
     Total Current Assets                   7,058            4,933

Property and Equipment, at cost            11,113            9,422
Less: Accumulated Depreciation
  and Amortization                          1,538            1,262
     Net Property and Equipment             9,575            8,160

Long-Term Investments                          15               15
Notes Receivable                               40               26
Cost in Excess of the Fair Value
  of Net Assets Acquired                      276              268
Other                                          73               63
                                       $   17,037       $   13,465

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts Payable                      $    2,603       $    1,586
 Accrued Salaries and Related Expenses        522              395
 Sales Taxes Payable                          255              176
 Other Accrued Expenses                       702              586
 Income Taxes Payable                          74              100
 Current Installments of Long-Term Debt         8               14
     Total Current Liabilities              4,164            2,857

Long-Term Debt,
  excluding current installments              735            1,566
Other Long-Term Liabilities                   275              208
Deferred Income Taxes                          86               85
Minority Interest                              11                9

Stockholders' Equity:
 Common Stock, par value $0.05.
   Authorized: 5,000,000,000 shares;
   issued and outstanding
   1,534,405,000 shares at 10/31/99
   and 1,475,452,000 shares at 1/31/99         76               74
 Paid-In Capital                            4,285            2,854
 Retained Earnings                          7,455            5,876
 Cumulative Translation Adjustments           (44)             (61)
                                           11,772            8,743

 Less Shares Purchased for Compensation         6                3

     Total Stockholders' Equity            11,766            8,740

                                       $   17,037       $   13,465

See accompanying notes to consolidated condensed financial statements.


                     THE HOME DEPOT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    (Unaudited)

(In Millions)                                      Nine Months Ended
                                         October 31, 1999     November 1,1998
Cash Provided From Operations:

Net Earnings                                 $   1,742           $  1,196

Reconciliation of Net Earnings to Net Cash
 Provided by Operations:
  Depreciation and Amortization                    338                277
  (Increase) Decrease in Receivables, Net         (175)                95
  Increase in Merchandise Inventories             (963)              (567)
  Increase in Accounts Payable
    and Accrued Expenses                         1,395                981
  Increase in Income Taxes Payable                  62                 29
  Other                                            (25)                26
     Net Cash Provided by Operations             2,374              2,037

Cash Flows From Investing Activities:

Capital Expenditures                            (1,794)            (1,486)
Proceeds from Sales of Property and Equipment       50                 30
Purchase of Remaining Interest
  in the Home Depot Canada                         ---               (261)
Purchase of Business Acquired                      (28)               ---
Purchases of Investments                           (32)                (2)
Proceeds from Maturities of Investments              2                  3
Repayments of Advances Secured
  by Real Estate, Net                              (14)                (1)
     Net Cash Used in Investing Activities      (1,816)            (1,717)

Cash Flows From Financing Activities:

Repayments of Commercial Paper
  Obligations, Net                                (246)               ---
Proceeds from Long-Term Borrowings, Net            497                ---
Principal Repayments of Long-Term Debt              (7)                (5)
Proceeds from Sale of Common Stock, Net            239                150
Cash Dividends Paid to Stockholders               (163)              (125)
Minority Interest Contributions
  to Partnership                                     7                  7
     Net Cash Provided by
       Financing Activities                        327                 27

Effect of Exchange Rate Changes
  on Cash and Cash Equivalents                      (1)                (4)
Increase in Cash and Cash Equivalents              884                343
Cash and Cash Equivalents
  at Beginning of Period                            62                172
Cash and Cash Equivalents at End of Period   $     946           $    515


See accompanying notes to consolidated condensed financial statements.

                     THE HOME DEPOT, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                  (Unaudited)

(In Millions)

                               Three Months Ended        Nine Months Ended
                             October 31, November 1,   October 31, November 1,
                                1999        1998          1999        1998
Net Earnings                   $    573    $    392      $  1,742    $  1,196

Other Comprehensive Income:
 Foreign Currency Translation
   Adjustments                       17          (9)           17         (28)

 Total Other Comprehensive
   Income                            17          (9)           17         (28)

Comprehensive Income           $    590    $    383      $  1,759    $  1,168


                      THE HOME DEPOT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

1.   Summary of Significant Accounting Policies:

     Basis of Presentation - The accompanying consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals)considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 1999, as filed with the Securities and Exchange Commission (File No. 1-8207).

2.   Redemption of Convertible Notes:

     On October 5, 1999, the Company announced its decision to redeem, on November 1, 1999, all of its outstanding 3.25% Convertible Subordinated Notes due October 1, 2001 (the "Notes") at a redemption price including a premium of $1,008.13 per $1,000 principal amount of Notes. The Notes were convertible into Common Stock at the rate of one share for each $23.0417 principal amount of Notes owned. All but 215 of the $1,000 Notes were converted to Common Stock. Since the third fiscal quarter of 1996, the Company has reported earnings per share assuming the Notes had been converted as of the beginning of the accounting period and accordingly, the conversion of the Notes did not have a dilutive effect on earnings per share.

3.   Issuance of Senior Notes:

     On September 27, 1999, the Company issued $500,000,000 of 6.50% Senior Notes due September 15, 2004. The Company will pay interest semiannually on March 15 and September 15 of each year commencing March 15, 2000. The Company, at its option, may at any time redeem all or any portion of the Senior Notes by notice to the holders. The Senior Notes are redeemable at a premium plus accrued interest up to the redemption date.

     The net proceeds from the issuance of the Senior Notes will be used to finance a portion of the Company's capital expenditure programs, including planned store expansions and renovations, and for general corporate purposes. In the interim, the net proceeds are being invested in cash equivalent and short-term interest-bearing investments.


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


                                                                 Percentage
                                                                 Increase
                              Three Months    Nine Months        (Decrease) in
                                 Ended           Ended           Dollar Amounts

Selected Consolidated         Oct.31, Nov. 1, Oct.31,   Nov. 1,  Three   Nine
Statements of Earnings Data    1999     1998   1999      1998    Months  Months
Net Sales                     100.0%   100.0%  100.0%    100.0%   28.3%   27.4%

Gross Profit                   29.3     28.3    29.0      27.9    32.9    32.5

Operating Expenses:
 Selling and Store Operating   17.8     17.9    17.3      17.4    27.8    26.7
 Pre-Opening                    0.3      0.3     0.3       0.3     0.0    27.9
 General and Administrative     1.7      1.7     1.6       1.6    30.5    28.0

     Total Operating Expenses  19.8     19.9    19.2      19.3    27.6    26.8

     Operating Income           9.5      8.4     9.8       8.6    45.6    45.1

Interest Income (Expense):
 Interest and Investment
   Income                       0.1      0.1     0.1       0.1    33.3     0.0
 Interest Expense              (0.1)    (0.1)   (0.1)     (0.1)    0.0   (13.8)

     Interest, Net              0.0      0.0     0.0       0.0   300.0   (80.0)

     Earnings Before
       Income Tax               9.5      8.4     9.8       8.6    46.0    45.4

Income Taxes                    3.7      3.3     3.8       3.4    45.7    45.1
     Net Earnings               5.8%     5.1%    6.0%      5.2%   46.2    45.7

Selected Consolidated
  Sales Data

Number of Transactions
  (000's)                    201,483  167,308  602,151  503,089   20.4    19.7

Average Sale Per
  Transaction                 $48.75   $45.62  $48.28    $45.26    6.9     6.7

Weighted Average Weekly
  Sales Per Operating
  Store (000's)               $  879   $  847  $  912    $  878    3.8     3.9

Weighted Average Sales
  Per Square Foot             $  425   $  412  $  441    $  427    3.2     3.3


                  THE HOME DEPOT, INC. AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                              (CONTINUED)

FORWARD-LOOKING STATEMENTS

Certain written and oral statements made by The Home Depot, Inc. and subsidiaries (the "Company") or with the approval of an authorized executive officer of the Company may constitute "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995.
Words or phrases such as "should result,""are expected to," "we anticipate," "we estimate," "we project" or similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and its present expectations or projections. These risks and uncertainties include, but are not limited to, unanticipated weather conditions, stability of costs and availability of sourcing channels, our ability to attract, train and retain highly-qualified associates, conditions affecting the availability, acquisition, development and ownership of real estate, year 2000 problems, general economic conditions, the impact of competition, and regulatory and litigation matters. Caution should be taken not to place undue reliance on any such forward-looking statements, since such statements speak only as of the date of the making of such statements. Additional information concerning these risks and uncertainties is contained in the Company's Annual Report on Form 10-K for the year ended January 31, 1999, as filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Sales for the third quarter of fiscal 1999 increased 28.3% to $9.877 billion from $7.699 billion for the third quarter of fiscal 1998. For the first nine months of fiscal 1999, sales increased 27.4% to $29.260 billion from $22.961 billion for the comparable period in fiscal 1998. The sales increase for both periods was primarily attributable to new stores (878 stores open at the end of the third quarter of fiscal 1999 compared with 717 at the end of the third quarter of fiscal 1998) and a comparable store-for-store sales increase of approximately 10% for both the third quarter and first nine months of fiscal 1999.

Gross profit as a percent of sales was 29.3% for the third quarter of fiscal 1999 compared with 28.3% for the third quarter of fiscal 1998. For the first nine months of fiscal 1999, gross profit as a percent of sales was 29.0% compared with 27.9% for the comparable period of fiscal 1998. The gross profit rate increase for both periods was primarily attributable to the ongoing benefits of product line reviews, which have resulted in lower costs of merchandise and more effective product assortments, cost reductions through direct sourcing of imports, additional tool rental centers in certain stores and better shrink results.

Total operating expenses as a percent of sales decreased to 19.8% for the third quarter of fiscal 1999 from 19.9% for the third quarter of fiscal 1998. For the first nine months of fiscal 1999, operating expenses decreased as a percent of sales to 19.2% from 19.3% for the comparable period in fiscal 1998.

Selling and store operating expenses as a percent of sales decreased to 17.8% for the third quarter of fiscal 1999 from 17.9% for the comparable period in fiscal 1998. Net advertising expenses decreased as a percent of sales due to higher co-op support from vendors, increased national advertising and cost leverage achieved from opening new stores in existing markets. Also contributing to the decrease were store relocation costs, which were lower than last year as the Company recorded expenses for one relocation during the third quarter of fiscal 1999 compared to five relocations during the comparable period in fiscal 1998. The Company also leveraged occupancy and certain other operating expenses as the result of the high comparable store sales. Partially offsetting these decreases were higher costs for store selling payroll as some non-selling hours were shifted to the sales floor combined with continued staffing tests and increased labor standards in certain departments, and higher medical costs resulting from increased

              THE HOME DEPOT, INC. AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                             (CONTINUED)

RESULTS OF OPERATIONS - (Continued)

participation in the Company's medical plan and higher costs related to prescription drugs. In addition, credit card discounts for the first nine months of fiscal 1999 were higher than the comparable period of fiscal 1998 as a percent of sales, due to a higher penetration of credit card sales and non-private label discount rate increases. For the first nine months of fiscal 1999 selling and store operating expenses as a percent of sales decreased to 17.3% from 17.4% for the first nine months of fiscal 1998. This decrease was due primarily to lower net advertising expenses, fewer store relocations and leverage achieved from high comparable store sales, partially offset by higher credit card discounts and medical plan expenses as described above.

Pre-opening expenses as a percent of sales were 0.3% for all comparable periods in fiscal 1999 and fiscal 1998. The Company opened 30 new stores and reopened two stores, that were closed in prior quarters, during the third quarter of fiscal 1999 compared with 38 new stores and three store relocations during the third quarter of fiscal 1998. General and administrative expenses as a percent of sales were 1.7% for the third quarter of both fiscal 1999 and fiscal 1998, and 1.6% for the first nine months of both fiscal 1999 and fiscal 1998.

Net interest as a percent of sales was 0.0% for the third quarter and first nine months of both fiscal 1999 and fiscal 1998. As a percent of sales, interest and investment income was 0.1% for both the third quarter and first nine months of fiscal 1999 and the comparable periods of fiscal 1998. Interest expense as a percent of sales was 0.1% for all comparable periods.

The Company's combined federal and state effective income tax rate decreased to 39.2% for the third quarter and first nine months of fiscal 1999 from 39.3% for the comparable periods of fiscal 1998, respectively. During the fourth quarter of fiscal 1998, an adjustment was made to lower the annual effective tax rate to 39.2%.

Net earnings as a percent of sales increased to 5.8% and 6.0% for the third quarter and first nine months of fiscal 1999, respectively, from 5.1% and 5.2% for the third quarter and first nine months of fiscal 1998, respectively. The increases for fiscal 1999 were primarily attributable to higher gross margin rates and lower selling and store operating expenses, as a percent of sales, as described above.

Diluted earnings per share were $0.37 and $1.13 for the third quarter and first nine months of fiscal 1999, respectively, compared to $0.26 and $0.79 for the third quarter and first nine months of fiscal 1998, respectively.


LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from store operations provides the Company with a significant source of liquidity. Additionally, a significant portion of the Company's inventory is financed under vendor credit terms. During the first nine months of fiscal 1999, the Company opened 117 new stores, reopened 1 store that was closed in fiscal 1998 and relocated 5 stores. During the remainder of fiscal 1999, the Company plans to open approximately 52 new stores including 1 additional Villager's Hardware test store, and relocate 1 store, for a 22% unit growth rate for the year. It is anticipated that approximately 84% of the fourth quarter new locations will be owned, and the remainder will be leased.

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

The Company financed a portion of new stores opened in fiscal 1997, 1998 and 1999 as well as an office building in fiscal 1999 under the operating lease agreements and anticipates utilizing these facilities to finance selected new stores during the remainder of fiscal 1999 and in fiscal 2000. In addition, some planned locations for fiscal 1999 and fiscal 2000 will be leased individually, and it is expected that many locations may be obtained through the acquisition of land parcels and construction or purchase of buildings. While the cost of new stores to be constructed and owned by the Company varies widely, principally due to land costs, new store costs are currently estimated to average approximately $13.0 million per location. The cost to remodel and/or fixture stores to be leased is expected to average approximately $4.1 million per store. In addition, each new store will require approximately $3.1 million to finance inventories, net of vendor financing.

On October 5, 1999, the Company announced its decision to redeem, on November 1, 1999, all of its outstanding 3.25% Convertible Subordinated Notes due October 1, 2001 (the "Notes") at a redemption price including a premium of $1,008.13 per $1,000 principal amount of Notes. The Notes were convertible into Common Stock at the rate of one share for each $23.0417 principal amount of Notes owned. All but 215 of the $1,000 Notes were converted to Common Stock. Since the third fiscal quarter of 1996, the Notes had a dilutive effect on earnings per share and accordingly, the Company has reported earnings per share assuming the Notes had converted at the beginning of the accounting period and accordingly, the conversion of the Notes did not have a dilutive effect on earnings per share.

On September 27, 1999, the Company issued $500,000,000 of 6.50% Senior Notes due on September 15, 2004. The Company will pay interest semiannually on March 15 and September 15 of each year commencing March 15, 2000. The Company, at its option, may at any time redeem all or any portion of the Senior Notes by notice to the holders. The Senior Notes are redeemable at a premium plus accrued interest up to the redemption date.

The net proceeds from the issuance of the Senior Notes will be used to finance a portion of the Company's capital expenditure programs, including planned store expansions and renovations, and for general corporate purposes. In the interim, the net proceeds are being invested in cash equivalent and short-term interest-bearing investments.

The Company has a commercial paper program that allows borrowings up to a maximum of $800 million. As of October 31, 1999, there were no borrowings outstanding under the program. In connection with the program, the Company has a back-up credit facility with a consortium of banks for up to $800 million. The credit facility, which was refinanced during fiscal 1999 and expires on September 2004, contains various restrictive covenants, none of which is expected to materially impact the Company's liquidity or capital resources.

              THE HOME DEPOT, INC. AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                           (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES - (Continued)

As of October 31, 1999, the Company had $976 million in cash and cash equivalents and short-term investments, as well as $15 million in long-term investments. The increase in cash and cash equivalents from the prior quarter is primarily attributable to the issuance of the Senior Notes. Management believes that its current cash position, the proceeds from short-term and long-term investments, internally generated funds, funds available from its $800 million commercial paper program, funds available from the $882 million operating lease agreements, and/or the ability to obtain alternate sources of financing should enable the Company to complete its capital expenditure programs, including store expansions and renovations, through the next several fiscal years.

YEAR 2000

The Company is currently addressing a universal situation commonly referred to as the "Year 2000 Problem." The Year 2000 Problem relates to the inability of certain computer software programs to properly recognize and process date-sensitive information relative to the year 2000 and beyond. During fiscal 1997, the Company developed a plan to devote the necessary resources to identify and modify internal systems impacted by the Year 2000 Problem, or implement new systems to become year 2000 compliant, in a timely manner.
This compliance plan consists of four major areas of focus: systems, desktops, facilities and supplier management. The revised estimated total cost of executing this plan is approximately $11.5 million, and as of October 31, 1999, the Company had expended approximately $10.4 million to effect the plan. All expenditures related to the Company's year 2000 readiness initiative have been funded by cash flow from operations, have been expensed as incurred and have not materially impacted its other operating or investment plans.

The Company has completed the systems portion of the compliance plan and no system replacements were necessary. The compliance plan for desktop applications critical to the Company's overall business infrastructure was complete at the end of the third quarter of fiscal 1999. Substantially all critical facilities systems, including, but not limited to, security systems, energy management, material handling, copiers and faxes, have been inventoried and tested. The testing revealed that some of these systems needed to be remediated to avoid year 2000 problems and the Company hired third parties to complete this remediation. As of October 31, 1999, the Company had substantially completed the facilities systems portion of its compliance plan. The Company, to date, has experienced no material year 2000 system problems. In implementing the systems portion of the plan, the Company completed an inventory of all software programs operating on its systems, identified year 2000 problems, created an appropriate testing environment, completed testing and installed year 2000 compliant software in the production environment.

The Company is assessing the year 2000 compliance status of its suppliers, many of which participate in electronic data interchange ("EDI") or similar programs with the Company. Based on information provided by the suppliers and carriers through surveys and telephone interviews, the Company has confirmed that suppliers and carriers representing approximately 98% of its EDI volume have completed their internal year 2000 testing of both EDI and non-EDI systems. Additionally, the Company is conducting substantial testing with EDI merchandise suppliers and transportation carriers including, with respect to merchandise suppliers participating in EDI programs, point-to-point testing of EDI systems for year 2000 compliance. As of October 31, 1999, the Company had completed testing with suppliers and carriers representing approximately 50% of its EDI volume and had completed testing suppliers and carriers representing approximately 70% of its EDI volume as of November 30, 1999. The Company has engaged in written or oral communications concerning the year 2000 readiness of the remaining 30%. These communications have not revealed to the Company any information that has caused the Company to believe that the systems of its suppliers and carriers will fail to be year 2000 compliant in a timely manner.

The Company's risks involved with not solving the Year 2000 Problem include, but are not limited to, the following:
   - loss of local or regional electrical power;
   - loss of telecommunication services;
   - delays or cancellations of merchandise shipments;
   - manufacturing shutdowns;
   - delays in processing customer transactions; and
   - bank errors and computer errors by suppliers.
Because the Company's year 2000 compliance is dependent upon certain third parties (including infrastructure providers) also being year 2000 compliant on a timely basis, there can be no assurance that the Company's efforts will prevent a material adverse impact on its results of operations, financial condition or business. However, the Company is taking steps to enable its stores to operate in an independent mode in case of power or tele-communications systems outages, which steps include building alternative processes for stores to communicate with the store support center.

The Company has designed its year 2000 contingency plan as an extension of its current business recovery plan, which prescribes the measures to be taken upon the occurrence of a variety of contingencies. The contingency plan focuses on the following priorities:
   - ability to sell products to customers;
   - order and distribute merchandise;
   - pay employees; and
   - meet other regulatory and administrative needs.
In addition to relying upon recovery actions contained in the Company's existing business recovery plan, the Company's year 2000 contingency plan is supported by its year 2000 command center. Key personnel (including managerial, technical, maintenance, logistics and other personnel employed at its stores and store support centers) will be available in the year 2000 command center 24 hours a day beginning on December 31, 1999, to identify and seek to rectify as promptly as possible any business disruptions. Although the Company has substantially completed its year 2000 contingency planning, it will continue to modify and test implementation of these contingency plans throughout the remainder of 1999. In addition, the Company has identified critical activities that would normally be conducted during the first two weeks of January 2000, which may be completed instead in December 1999.

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


PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          During the third quarter of fiscal 1999, no matters were submitted to a vote of security holders.

Item 5.   Other Information

          None


PART II. OTHER INFORMATION - Continued

Item 6.   Exhibits and Reports on Form 8-K

     (a)       Exhibits
     10.1 Credit Agreement dated September 17, 1999 by and among The Home Depot, Inc., Bank of America, N.A., as Administrative Agent, Wachovia Bank, N.A., as Syndication Agent, First Union National Bank and The Bank of New York, as Co-Documentation Agents, and the banks party thereto.
     11.1      Computation of Basic and Diluted Earnings Per Share
     27. Financial Data Schedule (only submitted to SEC in electronic format)

     (b)       Reports on Form 8-K
               No reports on Form 8-K were filed during the quarter ended October 31, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            THE HOME DEPOT, INC.
                                                (Registrant)



                                        By:   /s/ Arthur M.Blank
                                              Arthur M. Blank
                                              President & CEO




                                              /s/ Marshall L. Day
                                              Marshall L. Day
                                              Senior Vice President Finance
                                              & Accounting







     December 2, 1999
     (Date)

                  THE HOME DEPOT, INC. AND SUBSIDIARIES

                            INDEX TO EXHIBITS



Exhibit       Description


10.1 Credit Agreement dated September 17, 1999 by and among The Home Depot, Inc., Bank of America, N.A., as Administrative Agent, Wachovia Bank, N.A., as Syndication Agent, First Union National Bank and The Bank of New York, as Co-Documentation Agents, and banks party thereto.

11.1          Computation of Basic and Diluted Earnings Per Share

27. Financial Data Schedule (only submitted to SEC in electronic format)