Form 10-K
period 2000-01-30
HOME DEPOT INC
filed 2000-04-21
CIK 354950

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                   FOR ANNUAL AND TRANSITION REPORTS PURSUANT
         TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended January 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                          Commission File Number 1-8207


                              THE HOME DEPOT, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                                    DELAWARE
--------------------------------------------------------------------------------
         (State or Other Jurisdiction of Incorporation or Organization)


                               IRS NO. 95-3261426
--------------------------------------------------------------------------------
                      (I.R.S. Employer Identification No.)


                     2455 PACES FERRY ROAD, ATLANTA, GEORGIA
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                   30339-4024
                                   (Zip Code)

       Registrant's telephone number, including area code: (770) 433-8211

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                      NAME OF EACH EXCHANGE
                  TITLE OF EACH CLASS                  ON WHICH REGISTERED
                  -------------------                 --------------------

             Common Stock, $.05 Par Value          New York Stock Exchange


SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock of the Registrant held by nonaffiliates of the Registrant on April 3, 2000, was $148,469,370,936. The aggregate market value was computed by reference to the closing price of the Common Stock on the New York Stock Exchange on such date. For the purposes of this response, executive officers and directors are deemed to be the affiliates of the Registrant and the holdings by nonaffiliates was computed at 125,436,460 shares.

The number of shares outstanding of the Registrant's Common Stock as of April 3, 2000 was 2,308,809,562 shares.

INCORPORATION BY REFERENCE

Filings made by companies with the Securities and Exchange Commission sometimes "incorporate information by reference." This means that the company is referring you to information that was previously filed with the SEC, and this information is considered to be part of the filing you are reading. The following materials are incorporated by reference into this Form 10-K:

         o Information contained in our Proxy Statement for the 2000 Annual Meeting of Stockholders is incorporated by reference in response to Items 10 through 13 of Part III.

         o Information contained on pages 22 through 33 of our 1999 Annual Report to Stockholders is incorporated by reference in response to Item 8 of Part II.

FORWARD-LOOKING STATEMENTS MAY PROVE INACCURATE

Certain statements we make in this report, and other written and oral statements made by us or our authorized executive officers on our behalf may constitute "forward-looking statements" within the meaning of the federal securities laws. Words or phrases such as "should result," "are expected to," "we anticipate," "we estimate," "we project" or similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and its present expectations or projections. These risks and uncertainties include, but are not limited to:

o  unanticipated weather conditions;
o  stability of costs and availability of sourcing channels;
o  our ability to attract, train and retain highly-qualified associates;
o conditions affecting the availability, acquisition, development and ownership of real estate;
o  general economic conditions;
o  the impact of competition; and
o  regulatory and litigation matters.

You should not place undue reliance on forward-looking statements, since such statements speak only as of the date they are made. Additional information concerning the risks and uncertainties listed above and other factors you may wish to consider are provided beginning on page 24 under "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition - Forward-Looking Statements May Prove Inaccurate."

                                     PART I
ITEM 1.  BUSINESS

The Home Depot, Inc. is the world's largest home improvement retailer and the third largest retailer in the United States based on net sales volume for fiscal 1999. At the end of our 1999 fiscal year, we were operating 913 Home Depot(R) stores and fifteen EXPO Design Center(R) stores. A description of these two types of stores is as follows:

         o HOME DEPOT STORES: Home Depot stores sell a wide assortment of building materials and home improvement and lawn and garden products. Home Depot stores average approximately 108,000 square feet of enclosed space, with an additional approximately 24,000 square feet in the outside garden area. At fiscal year end, we had 909 Home Depot stores located throughout the United States and Canada, as well as four in Chile.

         o EXPO DESIGN CENTER STORES: EXPO Design Center stores sell products and services primarily for design and renovation projects. Unlike Home Depot stores, EXPO Design Center stores do not sell building materials and lumber. Rather, EXPO Design Center stores offer high-end interior design products, such as kitchen and bathroom cabinetry, tiles, flooring and lighting fixtures. The prototypical EXPO Design Center is approximately 90,000 square feet. At fiscal year end, EXPO Design Center stores were operating in California, Florida, Georgia, New York, Texas and Virginia.

Additionally, at the end of fiscal 1999 we were operating two Villager's Hardware(SM) test stores in New Jersey. Villager's Hardware stores offer products for home enhancement and small projects.

We also offer products through two direct marketing subsidiaries. Our Maintenance Warehouse(R) subsidiary is a leading direct mail marketer of maintenance, repair and operations products serving primarily the multi-family housing and lodging facilities management market. The company fills orders through its 15 distribution centers, which are located throughout the United States. Our National Blinds & Wallpaper(SM) subsidiary is a telephone mail order service for wallpaper and custom window treatments.

During fiscal 1999, we acquired two companies, Georgia Lighting, Inc. and Apex Supply Company, Inc., each of which we operate as a wholly owned subsidiary. Georgia Lighting(R), a leading specialty lighting designer, distributor and retailer, has six retail locations. Apex Supply Company(SM) is a wholesale supplier of plumbing, HVAC and other related professional products with 21 locations in Georgia, Tennessee and South Carolina.

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

CUSTOMERS.  Home Depot stores serve three primary customer groups:

         o DO-IT-YOURSELF (D-I-Y) CUSTOMERS: These customers are typically homeowners who purchase products and complete their own projects and installations. To complement the in-store expertise of our associates, Home Depot stores offer many D-I-Y "how-to" clinics taught by associates and merchandise vendors.

         o BUY-IT-YOURSELF (B-I-Y) CUSTOMERS: These customers are typically homeowners who purchase materials themselves and hire third parties to complete the project and/or installation. We offer B-I-Y customers installation services for a variety of products through third party contractors.

         o PROFESSIONAL CUSTOMERS: These customers are professional repair remodelers, general contractors and tradesmen. We offer a variety of programs to these professional customers, including additional delivery and will-call services; dedicated staff; extensive merchandise selections; and expanded credit programs, all of which we believe increase sales.

PRODUCTS. A typical Home Depot store stocks approximately 40,000 to 50,000 product items, including variations in color and size. Each store carries a wide selection of high-quality and nationally advertised brand name merchandise. The following table shows the percentage of sales of each major product group for each of the last three fiscal years:

                                                        Percentage of Sales for
                                                           Fiscal Year Ended
                                                 ---------------------------------
                                                  Jan. 30,    Jan. 31,     Feb.1,
                                                    2000        1999        1998
                                                 ---------   ---------   ---------
         PRODUCT GROUP

         Building materials, lumber and
           millwork ............................      24.7%       24.4%       24.8%
         Plumbing, electrical and
           kitchen .............................      26.6        26.8        27.0
         Hardware and seasonal .................      28.5        28.5        28.3
         Paint, flooring and wall coverings ....      20.2        20.3        19.9
                                                 ---------   ---------   ---------
         Total .................................     100.0%      100.0%      100.0%
                                                 =========   =========   =========


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

We maintain an import merchandise program to source high-quality products directly from overseas manufacturers, which gives our customers a broader selection of products and better values and enhances our gross margins. We currently source products from approximately 35 countries. Our product development managers travel internationally to identify opportunities to purchase items directly for our stores. This enables us to improve product quality, to import products not currently available to our customers and to offer at a lower price products that would otherwise be purchased from third party importers.

To complement the established national brand name products we offer, we have formed strategic alliances with vendor partners to market products under brand names that are only offered through The Home Depot. At the end of fiscal year 1999, we offered products under more than 40 proprietary and other exclusive brands, including RIDGID(R) power tools; Behr(R) paint; Mill's Pride(R) cabinets; GE SmartWater(TM) water heaters; Vigoro(R) fertilizer; and Hampton Bay(TM) fans, lighting and accessories. During fiscal 2000 we will begin offering Thomasville(R) kitchen and bathroom cabinets. In the future, we may consider additional strategic alignments with other vendors to offer products under proprietary brand names. Additionally, we will continue to assess opportunities to expand the range of products available under existing proprietary brands.

INSTALLED SALES SERVICES. Home Depot stores offer a variety of installed sales programs. These programs include the installation of carpeting, flooring, kitchen cabinets, solid surface countertops, millwork, garage doors, garage door openers, window treatments and water heaters. This service targets the B-I-Y customer who will select and purchase materials for a project but lacks the desire, the time or the ability to undertake the installation. We implement our installed sales programs through approximately 6,200 independent licensed contractors in the U.S. and Canada.

IN-STORE INITIATIVES. We continually assess our business to find opportunities to increase customer loyalty, thereby increasing sales. Accordingly, we implemented or expanded a number of in-store initiatives in Home Depot stores during fiscal 1999, including:

         o PROFESSIONAL BUSINESS CUSTOMER INITIATIVE. We are committed to being the supplier of choice to a variety of professional customers, including certain repair remodelers, carpenters, plumbers, painters, electricians, building maintenance professionals and designers. During fiscal 1999, we expanded an initiative that adds service-related programs to our stores designed to increase sales to professional customers. Stores participating in the program added associates at a sales desk dedicated to providing more personalized service to professional customers, including managing accounts and taking and filling orders for pick-up or same-day delivery. Additionally, during the hours when professionals typically shop, these stores assigned sales associates in certain departments to assist these customers. To better serve our professional customers, we also increased quantities of existing products typically purchased by professionals in bulk quantities and offered certain items in each department packaged in bulk to offer additional savings. While aimed at the professional customer, this program has also enabled us to better serve our D-I-Y customer with improved customer service, including delivery and will-call services, expanded credit programs and additional merchandise. Additionally, through this initiative, we have identified best practices in serving our professional customers that are being implemented in many of our stores without material additional costs. By the end of fiscal 1999, we had expanded the professional customer initiative into 13 markets with approximately 110 stores, which included at least one market in each of our divisions. During fiscal 2000, we will continue to monitor the operational and financial results of this program and expect to finalize plans to begin a three-year company-wide rollout of the program.

         o APPLIANCE SALES. During fiscal 1999, we began selling major appliances manufactured by General Electric in selected markets. We display and stock the more popular appliances in these stores and offer the ability to special order over 1,000 additional products through computer kiosks. Through the computer we can check inventory and arrange for delivery to the customer directly from the manufacturer as soon as 48 hours after the order is placed. At January 30, 2000, we were selling appliances in 135 stores, and we currently expect to offer appliances in the majority of Home Depot stores in the U.S. by the end of fiscal 2000.

         o CREDIT SERVICES. Home Depot offers credit purchase programs to both professional and D-I-Y customers. In fiscal 1999, 1.8 million new Home Depot credit accounts were opened, bringing the total number of Home Depot account holders to over 6 million. Proprietary credit card sales accounted for approximately 17% of all Home Depot sales in fiscal 1999. During fiscal 1999 we also tested a new in-store initiative in certain markets that gives our customers the opportunity to apply for unsecured Home Improvement Loans to purchase products and services in our stores. This program is currently being tested in approximately 60 stores, and we anticipate offering it in substantially all U.S. stores during fiscal 2000.

         o TOOL RENTAL. As part of our efforts to satisfy a broad range of the needs of our professional customers, as well as our D-I-Y customers, we offer a tool rental service in certain stores. Under this program, we rent approximately 200 commercial-quality tools in ten categories, including saws, floor sanders, generators, gas powered lawn equipment and plumbing tools. Customers can lease the tools on an hourly, daily, weekly or monthly basis. Our associates who work in the tool rental area receive special training concerning the use and maintenance of the tools. As of January 30, 2000, we offered tool rental service in approximately 150 stores compared to 46 stores at the end of fiscal 1998. During fiscal 2000, we anticipate expanding tool rental services into more than 200 additional stores, and we believe that ultimately tool rental centers will be in approximately 60% of our stores. We believe that offering this service increases the sales of related merchandise without reducing the sales of equipment similar to that available for rental.

         o SPECIAL ORDER CENTER TEST. We are currently testing the special order center, or SOC, in approximately 85 Home Depot stores in Michigan, Minnesota and Georgia. The SOC supports special order sales of blinds and wallpaper, which sales are time intensive due to the precise measurements that are required. Customers are initially helped in selecting merchandise by in-store associates, but when they are ready to place an order, they use telephones placed in the store to speak to an associate at the SOC. The SOC associate can also assist with scheduling the installation of the product. We believe that the special expertise offered by the SOC increases the accuracy of orders, while decreasing the time required to place a special order, and enables in-store associates to assist more customers. We are currently assessing plans to open additional call centers and to add the services of the SOC to more stores during fiscal 2000. We will also research and test how the SOC may support other Home Depot special order processes.

         o CUSTOMER EDUCATION PROGRAMS. We offer several programs to enhance the skills and confidence of our D-I-Y customers. Our associates and vendors teach "how-to" clinics, which focus on D-I-Y projects, such as installing garbage disposals, laying patio pavers or building a deck. In addition to the clinics, we have initiated Home Depot UniversitySM, which was available in all stores at the end of fiscal 1999. Home Depot University presents four-week modules allowing our customers to learn about several facets of a home improvement topic. For example, a room enhancement module may provide instruction on paint, wallpaper and window treatments. Through The Home Depot's Kids WorkshopSM program, children are instructed in tool safety and complete a small project, such as building a birdhouse or tool box. We believe that these types of educational programs increase our sales by encouraging our customers to undertake more projects, differentiating us from our competition and reinforcing our position as experts in home improvement.

STORE GROWTH

UNITED STATES. At the end of fiscal 1999, we were operating 856 Home Depot stores in the United States, including Puerto Rico. During fiscal 1999 in the U.S., we opened 155 new Home Depot stores and relocated six existing Home Depot stores. Although these new store openings occurred primarily in existing markets, we continued our geographic expansion by opening stores in a number of new markets.

In existing markets, we believe a number of Home Depot stores are operating at or above their optimum capacity. To increase customer service levels and enhance long-term market penetration, we often open new stores near the edge of the market areas served by existing stores. While these openings may initially have a negative impact on comparable store-for-store sales, we believe this "cannibalization" strategy increases customer satisfaction and overall market share by reducing delays in shopping, increasing utilization by existing customers and attracting new customers to more convenient locations.

CANADA. At the end of fiscal 1999, we were operating 53 Home Depot stores in five Canadian provinces. Of these stores, ten were opened during fiscal 1999. During fiscal 2000, we plan to open additional stores in Canada, including our first stores in Quebec. Our Canadian stores are operated through a wholly owned Canadian subsidiary of The Home Depot.

LATIN AMERICA. At the end of fiscal 1999, we were operating four Home Depot stores in Chile, and we anticipate opening additional stores in Latin America during fiscal 2000. We operate our Chilean Home Depot stores through a joint venture with S.A.C.I. Falabella, a leading department store retailer in Chile. Our controlling share of the joint venture is 66.67%. We have offices in Chile from which day-to-day operations are handled by a management team comprised of both Chilean nationals and seasoned U.S. Home Depot managers. We expect to open our first Home Depot store in Buenos Aires, Argentina during fiscal 2000. During fiscal 1999, we opened offices in Argentina to manage the operation of the business.

ANTICIPATED FUTURE GROWTH. We currently anticipate opening approximately 200 new Home Depot, EXPO Design Center and Villager's Hardware stores during fiscal 2000. This plan is consistent with our policy of opening stores at a consistent rate of 21-22% per year for the foreseeable future. Overall, our current plan anticipates having over 1,900 stores by the end of fiscal 2003, the substantial majority of which will be Home Depot stores located in the United States.

EXPO DESIGN CENTER STORES

OPERATING STRATEGY. The operating strategy for our EXPO Design Center stores is to offer complete interior design services and high-quality, competitively priced products to assist our customers in their home decor and remodeling projects. Each EXPO Design Center store features up to eight different showrooms, each with full-size displays to help customers visualize the end result of possible projects. To assist our customers, we employ associates who have expertise in designing, planning and completing projects and who provide exceptional customer service.

CUSTOMERS. Typically, customers at EXPO Design Center stores are middle to upper income B-I-Y customers, who purchase merchandise for installation by others. Accordingly, we offer installation services for most of the products we sell.

PRODUCTS. EXPO Design Center stores offer interior design products and installation services in the following core product categories:

         o        Kitchens
         o        Baths
         o        Decor
         o        Lighting
         o        Flooring
         o        Appliances
         o        Patio
         o        Window Treatments

EXPO Design Center stores offer a broad range of merchandise in an effort to meet all the needs of shoppers whose interior design preferences may go beyond the items available in a Home Depot store. While there is minimal overlap between the products offered in Home Depot stores and EXPO Design Center stores, those available at EXPO Design Center stores are typically higher-end or more unique items. In addition to nationally advertised brand name products, we also offer items that must be special ordered or that are typically offered through showrooms open only to design professionals.

STORE GROWTH. At the end of fiscal 1999, we were operating fifteen EXPO Design Center stores in California, Florida, Georgia, Texas, New York and Virginia. We opened seven of these stores during fiscal 1999. We currently anticipate opening eleven additional stores in fiscal 2000, and we expect to be operating approximately 200 stores in the next five to six years. These new stores are expected to average approximately 90,000 square feet and will incorporate a showroom environment.

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

GEORGIA LIGHTING

We acquired our wholly owned subsidiary Georgia Lighting in June 1999. Georgia Lighting is a leading specialty lighting designer, distributor and retailer based in Atlanta. The company, which has six retail locations, offers an extensive collection of decorative lighting fixtures, supplies, accents and accessories to commercial and retail customers. We believe the acquisition of Georgia Lighting will allow us to strengthen our sourcing, training and merchandising in lighting for both The Home Depot and EXPO Design Center stores.

APEX SUPPLY COMPANY

In January 2000, we acquired Apex Supply Company, a wholesale distributor of plumbing, HVAC and other related products. The Company offers these products through 21 locations in Georgia, Tennessee and South Carolina and employs approximately 525 associates. Through this acquisition, we believe we will increase our penetration of the professional plumbing trades and be able to handle special orders for plumbing products more efficiently in Home Depot stores.

VILLAGER'S HARDWARE STORES

During fiscal 1999, we opened the first two Villager's Hardware test stores in New Jersey. These stores stock approximately 40,000 items, including variations in color and size, including hardware, fasteners, tools, plumbing, electrical and seasonal, as well as a broad selection of home enhancement products, including paint and wallpaper, window treatments, lighting, storage, housewares and giftware. We believe that the primary focus for these stores will be home enhancement and small projects. Each Villager's Hardware store has approximately 35,000 to 40,000 square feet of selling space in a retail environment, emphasizing customer service and education. We currently anticipate opening two additional Villager's Hardware test stores in fiscal 2000.

INTERNET

In June 1999, we re-launched our website at www.homedepot.com. The new site offers more information about projects and our products, calculators to estimate the amount of materials needed to complete a project, as well as information about our company. As with our stores, the focus of our website is customer service. More than 100,000 users have registered for reminder notices and for a personalized home page on the site. We receive approximately 700 e-mails and telephone calls per day requesting information about projects and our products and services. These requests are typically answered in 24 hours.

We currently sell Home Depot gift cards through our Internet site. Additionally, beginning during the second quarter of fiscal 2000, we plan to offer Home Depot products over the Internet in selected markets. We will offer customers all of the products available at stores in their local market on our website, and the products will be priced based on the market in which the customer lives. Orders will be fulfilled from our stores, and customers can either pick up their purchases or have them delivered. By integrating Internet purchases with our stores, we hope to provide our customers with greater flexibility and service.

DIRECT MARKETING SALES

We have two subsidiaries that sell merchandise through direct marketing:

         o MAINTENANCE WAREHOUSE. Our Maintenance Warehouse subsidiary is a leading provider of maintenance, repair and operations products to the multi-family housing and lodging facilities management market. Through its catalog, which is published semi-annually, Maintenance Warehouse offers approximately 13,000 items, including variations in color and size. Maintenance Warehouse, which employs approximately 800 people, emphasizes accurate order taking, delivery and personalized service. Orders are typically placed over the telephone, through a field sales representative or through the company's website at www.mwh.com, are filled through one of Maintenance Warehouses' 15 distribution centers and are shipped for same-day or next-day delivery.

         o NATIONAL BLINDS & WALLPAPER. National Blinds and Wallpaper sells decor products through telephone sales. The company markets primarily through magazine advertising aimed at customers seeking the lowest prices. The company maintains no inventory, but rather acts as a broker to fill special order sales.

STORE SUPPORT SERVICES

INFORMATION SYSTEMS. Each Home Depot, EXPO Design Center and Villager's Hardware store is equipped with a computerized point of sale system, electronic bar code scanning system and a UNIX server. Store information is communicated to the Store Support Center's computers via a land-based frame relay network. This frame relay network is in the process of being converted to an Asynchronous Transfer Mode ("ATM") network, which will provide much greater bandwidth and allow Internet access in the future. These computers provide corporate, financial, merchandising and other back office function support. We believe our systems provide efficient customer check-out (with a greater than 90% rate of scannable products) and returns, store-based inventory management, rapid order replenishment, labor planning support and item movement information. Fast registers, credit authorizations and check approvals expedite transactions in our stores at a pace that we believe sets the standard for our industry. For example, to better serve the increasing number of customers applying for credit, the charge card approval process time has been reduced to less than 30 seconds.

We have implemented a mobile ordering system in our Home Depot stores using portable carts with computers to assist our associates in placing accurate orders for inventory. Through the system, an associate on the sales floor can see the supply the store has for a given item, review the suggested re-order quantities based on the store's historical experience and place an order with the vendor. We believe the system increases the efficiency and productivity of our associates because it requires less time and fewer people to assess and order inventory. We are also in the process of rolling out a mobile signing system to help ensure that our signing is in sync with our point-of-sale price data. Additionally, we are in the process of rolling out additional systems tools to assist with labor scheduling to help ensure the best possible customer service levels.

We are continuously assessing and upgrading our information systems to support growth, reduce and control costs and enable our associates to make better decisions. We continue to realize greater efficiency as a result of our electronic data interchange ("EDI") program. Currently, most of our high volume vendors are participating in the EDI program, which represents more than 70% of our total transactional volume. EDI is a paperless system, which processes orders from buying offices to vendors, alerts the stores when the merchandise is to arrive and transmits invoice data from the vendors and freight carriers to the Store Support Center.

ASSOCIATE DEVELOPMENT. As of January 30, 2000, we employed approximately 201,000 associates, of whom approximately 12,000 were salaried, with the remainder compensated on an hourly basis. Approximately 75% of our associates are employed on a full-time basis. To attract and retain qualified personnel, we seek to maintain salary and wage levels above those of our competitors in each market area. Store managers have access to information regarding competitive salary rates in their respective markets.

In fiscal 1999, we enhanced our training programs in a continuing effort to service the needs of our associates. These programs are designed to increase associates' knowledge of merchandising departments and products, including mandatory product knowledge training classes, and to educate, develop and test the skills of those associates who are interested in being promoted. Because our policy is to promote or relocate current associates to serve as managers and assistant managers for new stores, training and assessment of our associates is essential to our growth. Our district managers and store managers typically meet with our human resources associates to discuss the development of assistant managers and certain department heads and consider possible candidates for promotion.

We have implemented programs to ensure that we hire and promote the best qualified associates in a non-discriminatory way. These programs integrate validated computerized tests for all applicants, as well as specialized tests for certain positions. If an applicant passes the computer test, he or she may be selected for a structured interview in which questions to be asked are selected by the computer based on the answers given on the original computer test. We also maintain a list of qualified associates who are interested in a new assignment and of qualified outside applicants that can be reviewed when positions become available.

We have never experienced a strike or any work stoppage, and we believe that our employee relations are good. There are no collective bargaining agreements covering any of our associates.

MARKETING. We are one of the nation's largest retail advertisers, and we utilize all forms of mass media and selected forms of highly targeted media. We also incorporate major sponsorships into our marketing plan, such as NASCAR(R), the Olympics, CBS College Football and home and garden shows. We extend our reach and educate our customers through proprietary publications, such as the HOME IMPROVEMENT 1-2-3(TM) series and the STYLE IDEAS magazine.

We execute our marketing campaigns on both a national and local basis. Because our stores are located throughout the United States and Canada, we can achieve greater efficiencies than smaller retailers by using national advertising. At the same time, we tailor the majority of our advertising locally to respond to market differences, both in terms of products and the competitive environment.

INTELLECTUAL PROPERTY. Through our wholly owned subsidiary, Homer TLC, Inc., we have registered or applied for registration of a variety of trade names, service marks or trademarks for use in our business, including The Home Depot(R), the "Homer"(R) character, Villager's Hardware(SM) and EXPO Design Center(R) stores. We regard our intellectual property as having significant value and as being an important factor in the marketing of the Company and our stores and direct marketing efforts. We are not aware of any facts that could be expected to negatively impact our intellectual property.

QUALITY ASSURANCE PROGRAM. As part of our import merchandise program, we have implemented a quality assurance program. Through this program, we have established criteria for both vendor/factory and product performance, which measure factors including product quality, timely shipments, fill rate and policy compliance. The performance record is monitored for compliance with our standards and is also made available to the factories to allow them to strive for improvement. This quality assurance program, which is applied to products directly imported by Home Depot, has four components:

         o we authorize laboratories to test products prior to purchase to ensure compliance with requirements;

         o we develop and document requirements, based on test results, applicable national and international standards and features determined by our merchants;

         o we assess the capability of factories to manufacture quality products that meet the standards we have developed, as well as to assess their compliance with Home Depot policies on child and forced labor; and

         o we make routine audits of purchases by conducting inspections at the factory on shipments to assure continued compliance with our product requirements and with our policies.

LOGISTICS. We use several mechanisms to lower distribution costs and increase our efficiencies. The vast majority of our products are shipped from the manufacturer directly to the stores. Certain import products require the use of distribution centers. Accordingly, we have six distribution centers, located in Savannah, Georgia; Cranbury, New Jersey; Ontario, California (where we have two facilities); Ontario, Canada; and Chicago, Illinois. During fiscal 2000, we plan to open additional distribution centers in Montgomery, New York and Buenos Aires, Argentina. Additionally, at the end of fiscal 1999, we had 25 lumber distribution facilities located throughout the United States and Canada to support the lumber demands of our stores. We also operate a cross-docking transit facility in Philadelphia, Pennsylvania. At this facility, we receive merchandise from manufacturers and immediately load it onto trucks for delivery to our stores. We are currently evaluating sites for establishing additional transit facilities.

COMPETITION. Our business is highly competitive, based in part on price, store location, customer service and depth of merchandise. In each of the markets we serve, there are a number of other electrical, plumbing and building materials supply houses, lumber yards and home improvement stores. With respect to some products, we also compete with discount stores, local, regional and national hardware stores, mail order firms, warehouse clubs, independent building supply stores and, to a lesser extent, other retailers. In addition to these entities, our EXPO Design Center stores also compete with specialty design stores or showrooms, some of which are only open to interior design professionals.

Due to the variety of competition we face, we are unable to precisely measure our market share in existing market areas. We believe that we are an effective and significant competitor in our markets. Based on U.S. Census data estimates, internal estimates and data provided by the Home Improvement Research Institute, we believe that our market share in the U.S. and Canada, currently defined as including the Do-It-Yourself/Buy-It-Yourself, Tradesmen, Builders/General Contractors, Heavy Industrial, Repair and Remodeling and Property Maintenance markets, is approximately 8.9%.

EXECUTIVE OFFICERS

         Executive officers of Home Depot are elected by, and serve at the pleasure of, the Board of Directors. The following provides information as of January 30, 2000 concerning our executive officers:

         BERNARD MARCUS, age 70, is a co-founder of The Home Depot and serves as Chairman of the Board. From inception of the Company in 1978 until 1997, he served as Chairman of the Board and Chief Executive Officer, at which time the title of CEO was passed on to Mr. Arthur M. Blank. Mr. Marcus serves as a director on the boards of National Service Industries, Inc., Westfield America, Inc. and DBT Online, Inc.

         ARTHUR M. BLANK, age 57, has been the President, Chief Operating Officer and a director of The Home Depot since its inception in 1978 and was named President and CEO in 1997. He is, together with Mr. Bernard Marcus and Mr. Kenneth G. Langone, a co-founder of the Company. Mr. Blank is a member of the Board of Directors of Cox Enterprises, Inc. and Post Properties, Inc.

         RONALD M. BRILL, age 56, has been Executive Vice President and Chief Administrative Officer of the Company since 1995. Mr. Brill joined The Home Depot as Controller in 1978, was elected Treasurer in 1980, Vice President-Finance in 1981, Senior Vice President and Chief Financial Officer in 1984, Executive Vice President and CFO in 1993 and was elected as a director in 1987. Mr. Brill has announced his intention to retire in March 2001 and will not stand for reelection to the Board upon expiration of his term in May 2000.

         MARK R. BAKER, age 42, has been Group President and Senior Vice President - Merchandising since June 1999. From 1997 until 1999, he was President of the Midwest Division. Mr. Baker joined the Company in 1996 as Vice President-Merchandising for the Midwest Division. Prior to joining The Home Depot, from 1992 until 1996, Mr. Baker was an Executive Vice President - Merchandising for HomeBase Inc. in Fullerton, California. In March 2000, Mr. Baker was promoted to Executive Vice President and Chief Operating Officer of Home Depot stores in the U.S.

         DENNIS J. CAREY, age 53, has been Executive Vice President and Chief Financial Officer since May 1998. From 1994 to 1998, Mr. Carey was employed by AT&T Corp., most recently as Vice President and General Manager - Corporate Productivity and Mergers and Acquisitions. Prior to joining AT&T, Mr. Carey held a number of positions during his 25 year tenure with General Electric Company, including Vice President and General Manager of International Operations.

         JEFFREY W. COHEN, age 41, has been Group President - Direct Marketing Businesses since May 1998. From January 1997 until he joined The Home Depot, Mr. Cohen was President of Cohen & Associates Management Consultants. From 1995 through 1997, he was Executive Vice President of Harte-Hanks Direct Marketing, and prior thereto he was a Senior Vice President - General Manager at GE Capital Corp. He also spent seven years at American Express Company where he held various marketing positions.

         MARSHALL L. DAY, age 56, was Senior Vice President-Finance and Accounting from 1998 until his retirement in April 2000. Mr. Day previously served as Senior Vice President - Chief Financial Officer from 1995 to 1998 and as Senior Vice President - Finance from 1993 to 1995.

         PATRICK FARRAH, age 56, has been Executive Vice President of Merchandising since August 1999. Prior thereto, he was Senior Vice President of Merchandising from 1995 until his promotion to his current position.

         VERNON JOSLYN, age 48, has been Group President since June 1999. He previously served as President of the Northeast Division from 1996 until his most recent promotion. Mr. Joslyn also previously served as Vice
President-Operations for the Northeast Division from 1993 until 1996.

         LARRY M. MERCER, age 53, is Executive Vice President of Operations. He is responsible for the functional leadership across the entire Home Depot enterprise, both domestically since March 1996 and internationally since January 2000. Prior to his promotion Mr. Mercer was President of the Northeast Division for five years. Mr. Mercer joined the Company in 1979 as an Assistant Store Manager and has risen through the ranks to his current position.

         ANDERS C. MOBERG, age 50, joined the Company as Group President - International and Global Resourcing in August 1999. Prior to such time, Mr. Moberg was President of The IKEA Group for more than the last five years.

         STEPHEN R. MESSANA, age 55, has been Senior Vice President - Human Resources since 1993.

         LAWRENCE A. SMITH, age 52, has been Senior Vice President - Legal since 1998 and Secretary since 1997. Mr. Smith has been employed by the Company since 1983 and served as Vice President - Legal prior to his promotion to his current position. Mr. Smith is the nephew of Mr. Marcus.

         DAVID SULITEANU, age 47, has served as Group President - Diversified Businesses since April 1998. Mr. Suliteanu previously served as Vice Chairman and Director of Stores for Macy's East, a position he held from 1993 until he joined The Home Depot.

         M. FAYE WILSON, age 62, has served as Senior Vice President - Value Initiatives since 1998 and has served on the Board of Directors for the Company since 1992. From 1992 until joining The Home Depot, she was an Executive Vice President of Bank of America NT&SA. Ms. Wilson serves as a director of Acsys, Inc. and Farmers Insurance Group.

Item 2.  PROPERTIES

The following tables show the number of Home Depot store locations by state in the United States and internationally as of January 30, 2000:

                                                     Number of Stores
         State                                           in State
         ----------------------------------------------------------
         Alabama                                             8
         Alaska                                              1
         Arizona                                            23
         Arkansas                                            3
         California                                        122
         Colorado                                           14
         Connecticut                                        14
         Delaware                                            3
         Florida                                            83
         Georgia                                            44
         Hawaii                                              1
         Idaho                                               4
         Illinois                                           31
         Indiana                                             4
         Iowa                                                3
         Kansas                                              5
         Kentucky                                            6
         Louisiana                                          14
         Maine                                               4
         Maryland                                           20
         Massachusetts                                      23
         Michigan                                           34
         Minnesota                                          13
         Mississippi                                         5
         Missouri                                           13
         Montana                                             1
         Nevada                                              8
         New Hampshire                                       5
         New Jersey                                         35
         New Mexico                                          5
         New York                                           47
         North Carolina                                     20
         Ohio                                               28
         Oklahoma                                            6
         Oregon                                             10
         Pennsylvania                                       32
         Puerto Rico                                         2
         Rhode Island                                        1
         South Carolina                                     12
         Tennessee                                          21
         Texas                                              72
         Utah                                                6
         Vermont                                             1
         Virginia                                           22
         Washington                                         18
         Wisconsin                                           9
                                                        -------
               Subtotal                                    856
                                                        -------

                                                      Number of Stores
         International Location                          in Location
         -------------------------------------------------------------
         Canadian Provinces
           Alberta                                           8
           British Columbia                                  9
           Manitoba                                          2
           Ontario                                          33
           Saskatchewan                                      1
         Latin America
           Chile                                             4
                                                         -----
               Subtotal                                     57
                                                         -----
         TOTAL HOME DEPOT STORES                           913
                                                         =====

The following table shows the number of EXPO Design Center store locations by state as of January 30, 2000:

                                               Number of Stores
         State                                     in State
         -------------------------------------------------------------
         California                                   3
         Florida                                      3
         Georgia                                      2
         New York                                     1
         Texas                                        5
         Virginia                                     1
                                                  -----
                  TOTAL EXPO DESIGN
                      CENTER STORES                  15
                                                  =====


Additionally, as of January 30, 2000, we were operating two Villager's Hardware test stores, six Georgia Lighting retail locations and 21 Apex Supply locations.

Of our 930 Home Depot stores, EXPO Design Center stores and Villager's Hardware stores at January 30, 2000, approximately 77% were owned (including those owned subject to a ground lease) consisting of approximately 77,000,000 square feet and approximately 23% were leased consisting of approximately 23,000,000 square feet. In recent years, we have increased the relative percentage of new stores that are owned. Although we take advantage of lease financing opportunities, we generally prefer to own stores because of greater operating control and flexibility, generally lower occupancy costs and certain other economic advantages.

Our executive, corporate staff and accounting offices occupy approximately 1,300,000 square feet of leased and owned space in Atlanta, Georgia. In addition, as of January 30, 2000, we occupied an aggregate of approximately 1,087,000 square feet, of which approximately 236,000 square feet is owned and approximately 851,000 square feet is leased, for divisional store support centers and subsidiary customer support centers. These support centers are located in Orange and San Leandro, California; Tampa, Florida; Atlanta, Georgia; Arlington Heights, Illinois; Canton, Massachusetts; Plymouth, Michigan; South Plainfield, New Jersey; Dallas, Texas; Tukwila,

Washington; Scarborough, Ontario, Burnaby, and British Columbia, Canada; Santiago, Chile; and Buenos Aires, Argentina.

At January 30, 2000, we utilized approximately 7,424,000 square feet of warehousing and distribution space, of which approximately 710,000 is owned and approximately 6,714,000 is leased.

We believe that at the end of existing lease terms, our current leased space can be either relet or replaced by alternate space for lease or purchase that is readily available.


Item 3.  LEGAL PROCEEDINGS

We have litigation arising from the normal course of business. In our opinion, this litigation will not materially affect our consolidated financial position or our results of operations.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of fiscal 1999.

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

                                                                 Price Range*                    Cash
                                                            ---------------------              Dividends
                                                            Low              High              Declared*
                                                            ---              ----              ---------
FISCAL YEAR 1997
  First Quarter ended May 4, 1997                          $11.00            $13.03             $.013
  Second Quarter ended August 3, 1997                       12.75             16.67              .017
  Third Quarter ended November 2, 1997                      15.69             18.88              .017
  Fourth Quarter ended February 1, 1998                     17.65             20.55              .017

FISCAL YEAR 1998
  First Quarter ended  May 3, 1998                         $20.42            $24.23             $.017
  Second Quarter ended August 2, 1998                       22.56             32.67              .020
  Third Quarter ended November 1, 1998                      21.08             30.63              .020
  Fourth Quarter ended January 31, 1999                     28.75             41.33              .020


FISCAL YEAR 1999
  First Quarter ended May, 2, 1999                         $35.88             $45.29            $.020
  Second Quarter ended August 1, 1999                       36.75              46.63             .027
  Third Quarter ended October 31, 1999                      35.75              52.33             .027
  Fourth Quarter ended January 30, 2000                     49.92              69.75             .040


----------

*On December 30, 1999, there was a three-for-two stock split on all shares of stock owned by stockholders as of December 2, 1999. On July 2, 1998, there was a two-for-one stock split on all shares of stock owned by stockholders as of June 11, 1998. On July 3, 1997, there was a three-for-two stock split on all shares of stock owned by stockholders as of June 12, 1997. The stock prices and dividends in the table set forth above have been adjusted to reflect these splits.

The Company paid its first cash dividend on June 22, 1987, and has paid dividends during each subsequent quarter. Future dividend payments will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors.

The number of record holders of The Home Depot's Common Stock as of April 14, 2000 was 196,126 (excluding individual participants in nominee security position listings).

RECENT SALES OF UNREGISTERED SECURITIES

In September 1999, the Company issued $500 million of its 6 1/2% Senior Notes due September 24, 2004 in a transaction not registered under the Securities Act of 1933. The transaction was exempt from registration under Section 4(2) of the Securities Act. The Senior Notes were subsequently exchanged for identical notes registered under the Securities Act.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data of The Home Depot, Inc. for and as of the end of each of the periods indicated in the five-year period ended January 30, 2000 have been derived from the audited consolidated financial statements of The Home Depot, Inc., which consolidated financial statements have been audited by KPMG LLP. The selected consolidated financial data should be read in conjunction with the consolidated financial statements of The Home Depot, Inc., including the notes to those consolidated financial statements, and the audit reports of KPMG LLP, which are incorporated by reference elsewhere herein.

                                                                Fiscal Year (1)
                                         --------------------------------------------------------------
                                           1999        1998         1997             1996          1995
                                         -------      -------      -------         -------      -------
                                                             (amounts in millions)
Net Sales .........................      $38,434      $30,219      $24,156         $19,535      $15,470

Net Earnings ......................        2,320        1,614        1,160(2)          938          732

Diluted Earnings per Share(3) .....         1.00         0.71         0.52(2)         0.43         0.34

Total Assets ......................       17,081       13,465       11,229           9,342        7,354

Long-Term Debt ....................          750        1,566        1,303           1,247          720

Cash Dividends per Share(3) .......         0.11         0.08         0.06            0.05         0.04




(1) Fiscal 1995, 1996, 1997, 1998 and 1999 refer to the fiscal years ended January 28, 1996; February 2, 1997; February 1, 1998; January 31, 1999; and January 30, 2000, respectively. Fiscal year 1996 consisted of 53 weeks; all other fiscal years noted consisted of 52 weeks.
(2)  Includes the effect of a $104 million pre-tax non-recurring charge.
(3) All per share data have been adjusted for a three-for-two stock split on December 30, 1999.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The data below reflect selected sales data, the percentage relationship between sales and major categories in the Consolidated Statements of Earnings and the percentage change in the dollar amounts of each of the items.

                                                                                                                 PERCENTAGE
                                                                                                             INCREASE (DECREASE)
                                                                                                              IN DOLLAR AMOUNTS
                                                                       FISCAL YEAR(1)                    ------------------------
SELECTED CONSOLIDATED                                   -------------------------------------------         1999         1998
STATEMENTS OF EARNINGS DATA                                 1999             1998           1997          vs. 1998      vs. 1997
                                                        -----------     -----------     -----------      ---------     ---------
NET SALES ...........................................         100.0%          100.0%          100.0%          27.2%         25.1%

GROSS PROFIT ........................................          29.7            28.5            28.1           32.6          26.9

OPERATING EXPENSES:
    Selling and Store Operating(2) ..................          17.8            17.7            17.8           27.9          24.1
    Pre-Opening .....................................           0.3             0.3             0.3           28.4          35.4
    General and Administrative ......................           1.7             1.7             1.7           30.3          24.7
    Non-Recurring Charge ............................            --              --             0.4             NM(3)         NM(3)
                                                        -----------     -----------     -----------      ---------     ---------
       Total Operating Expenses .....................          19.8            19.7            20.2           28.1          21.7
                                                        -----------     -----------     -----------      ---------     ---------
       OPERATING INCOME .............................           9.9             8.8             7.9           42.6          40.3
INTEREST INCOME (EXPENSE):
     Interest and Investment Income .................           0.1             0.1             0.2           23.3         (31.8)
     Interest Expense ...............................          (0.1)           (0.1)           (0.2)         (24.3)        (11.9)
                                                        -----------     -----------     -----------      ---------     ---------
         Interest, net ..............................            --              --              --         (228.6)       (450.0)
                                                        -----------     -----------     -----------      ---------     ---------
         Earning Before Income Taxes ................           9.9             8.8             7.9           43.3          39.8
Income Taxes ........................................           3.9             3.5             3.1           42.7          40.9
                                                        -----------     -----------     -----------      ---------     ---------
       NET EARNINGS .................................           6.0%            5.3%            4.8%          43.7%         39.1%
                                                        -----------     -----------     -----------      ---------     ---------
SELECTED CONSOLIDATED SALES DATA(4)
Number of Transactions (000s) .......................       797,229         665,125         550,226           19.9%         20.9%
Average Sale per Transaction ........................   $     47.87     $     45.05     $     43.63            6.3           3.3
Weighted Average Weekly Sales Per Operating Store ...   $   876,000     $   844,000     $   829,000            3.8           1.8
Weighted Average Sales per Square Foot ..............   $    422.53     $    409.79     $    405.56            3.1           1.0


----------------------

(1) Fiscal years 1999, 1998 and 1997 refer to the fiscal years ended January 30, 2000; January 31, 1999; and February 1, 1998, respectively.
(2) Minority interest has been reclassified to selling and store operating expenses.
(3)  Not meaningful.
(4) Excludes wholly-owned subsidiaries: Apex Supply Company, Georgia Lighting, Maintenance Warehouse and National Blinds and Wallpaper.

RESULTS OF OPERATIONS

For an understanding of the significant factors that influenced the Company's performance during the past three fiscal years, the following discussion should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements presented in our Annual Report to Stockholders for the fiscal year ended January 30, 2000, which are incorporated herein by reference.

FISCAL YEAR ENDED JANUARY 30, 2000 COMPARED TO JANUARY 31, 1999

Net sales for fiscal 1999 increased 27.2% to $38.4 billion from $30.2 billion in fiscal 1998. This increase was attributable to, among other things, full year sales from the 138 new stores opened during fiscal 1998, a 10% comparable store-for-store sales increase, and 169 new store openings and six store relocations during fiscal 1999.

Gross profit as a percent of sales was 29.7% for fiscal 1999 compared to 28.5% for fiscal 1998. The rate increase was primarily attributable to a lower cost of merchandise resulting from product line reviews and increased sales of imported products, other merchandising initiatives begun in prior years and continued during fiscal 1999, and sales mix shifts to higher gross margin product categories and assortments. In addition, inventory and refund systems improvements and more effective training resulted in better inventory shrink results and lower product markdowns.

Operating expenses as a percent of sales were 19.8% for fiscal 1999 compared to 19.7% for fiscal 1998. Selling and store operating expenses as a percent of sales increased to 17.8% in fiscal 1999 from 17.7% in fiscal 1998. The increase was primarily attributable to higher store selling payroll expenses resulting from market wage pressures and an increase in employee longevity, as well as to the Company's continued investment in new customer service initiatives. In addition, medical costs increased due to higher family enrollment in the Company's medical plans, increased claims and higher prescription drug costs. The Company's strong financial performance during fiscal 1999 also resulted in higher bonus expenses as a percent of sales. Credit card discounts increased as a result of higher penetrations of credit card sales and increases in non-private label discount rates. Partially offsetting these increases were lower net advertising expenses resulting from higher cooperative advertising participation by vendors and economies realized from the increased use of national advertising.

Pre-opening expenses as a percent of sales were 0.3% for both fiscal 1999 and 1998. The Company opened 169 new stores and relocated six stores in fiscal 1999, compared to 138 new stores and four store relocations in fiscal 1998. Pre-opening expenses averaged $643,000 per store in fiscal 1999 compared to $618,000 per store in fiscal 1998. The higher average expense was primarily due to the opening of more EXPO Design Center stores and expansion into certain new Home Depot markets, which involved longer pre-opening periods and higher training, travel and relocation costs.

General and administrative expenses as a percent of sales were 1.7% for both fiscal 1999 and 1998. Incremental expenses related to long-term growth and business planning initiatives, including Internet development, international operations and the opening of four new divisional offices, were offset by efficiencies realized from increased sales.

Interest and investment income as a percent of sales was 0.1% for both fiscal 1999 and 1998. Interest expense as a percent of sales was 0.1% for both comparable periods.

The Company's combined federal and state effective income tax rate decreased to 39.0% for fiscal 1999 from 39.2% for fiscal 1998. The decrease was attributable to higher tax credits in fiscal 1999 compared to fiscal 1998.

Net earnings as a percent of sales were 6.0% for fiscal 1999 compared to 5.3% for fiscal 1998, reflecting a higher gross profit rate partially offset by higher operating expenses as a percent of sales as described above. Diluted earnings per share were $1.00 for fiscal 1999 compared to $0.71 for fiscal 1998.

FISCAL YEAR ENDED JANUARY 31, 1999 COMPARED TO FEBRUARY 1, 1998

Net sales for fiscal 1998 increased 25.1% to $30.2 billion from $24.2 billion in fiscal 1997. This increase was attributable to, among other things, full year sales from the 112 new stores opened during fiscal 1997, a 7% comparable store-for-store sales increase, and 138 new store openings and four store relocations during fiscal 1998. One store opened during fiscal 1998 was subsequently closed during the year and reopened during fiscal 1999.

Gross profit as a percent of sales was 28.5% for fiscal 1998 compared to 28.1% for fiscal 1997. The rate increase was primarily attributable to a lower cost of merchandise resulting from product line reviews and other merchandising initiatives begun in fiscal 1996 and continued through fiscal 1997 and 1998. In addition, sales mix changes, better inventory shrink results and benefits from import strategies contributed to the overall gross profit improvement.

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

Pre-opening expenses as a percent of sales were 0.3% for both fiscal 1998 and 1997. The Company opened 138 new stores and relocated four stores in fiscal 1998, and opened 112 new stores and relocated five stores in fiscal 1997. Pre-opening expenses averaged $618,000 per store in fiscal 1998 compared to $559,000 per store in fiscal 1997. The higher average expense resulted primarily from the Company's initial entry into markets such as Chile, Puerto Rico and Alaska, which involve longer pre-opening periods and higher travel and relocation costs.

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

Net earnings as a percent of sales were 5.3% for fiscal 1998 compared to 4.8% for fiscal 1997, reflecting a higher gross profit rate, lower selling and store operating expenses as a percent of sales and the non-recurring charge recorded in fiscal 1997. Diluted earnings per share were $0.71 for fiscal 1998 compared to $0.52 for fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from store operations provides the Company with a significant source of liquidity. Additionally, a significant portion of the Company's inventory is financed under vendor credit terms.

The Company plans to open approximately 200 new stores and relocate six existing stores during fiscal 2000. It is anticipated that approximately 89% of these locations will be owned, and the remainder will be leased. The Company also plans to open approximately 240 stores, including relocations, in fiscal 2001.

The Company has two operating lease agreements totaling $882 million for the purpose of financing construction costs of certain new stores. Under the operating lease agreements, the lessor purchases the properties, pays for the construction costs and subsequently leases the facilities to the Company. The leases provide for substantial residual value guarantees and include purchase options at original cost on each property. The Company financed a portion of its new stores in fiscal 1997, 1998 and 1999, as well as an office building in fiscal 1999, under the operating lease agreements and anticipates utilizing these facilities to finance selected new stores and an office building in fiscal 2000. In addition, some locations for fiscal 2000 will be leased individually, and it is expected that many locations may be obtained through the acquisition of land parcels and construction or purchase of buildings.

The cost of new stores to be constructed and owned by the Company varies widely, principally due to land costs, and is currently estimated to average approximately $13.2 million per location. The cost to remodel and/or fixture stores to be leased is expected to average approximately $4.3 million per store. In addition, each new store will require approximately $3.2 million to finance inventories, net of vendor financing.

During fiscal 1999, the Company issued $500 million of 6 1/2% Senior Notes ("Senior Notes"). The Senior Notes are due on September 15, 2004, and pay interest semi-annually on March 15 and September 15 of each year commencing March 15, 2000. The Senior Notes may be redeemed by the Company at any time, in whole or in part, at a defined redemption price plus accrued interest. The net proceeds from the offering were used to finance a portion of the Company's capital expenditure program, including store expansions and renovations, for working capital needs and for general corporate purposes.

During fiscal 1999, the Company redeemed its 3 1/4% Convertible Subordinated Notes. A total principal amount of $1.1 billion was converted into 72 million shares of the Company's common stock. As a result, the total principal amount converted, net of unamortized expenses of the original debt issue, was credited to common stock at par and to additional paid-in capital in the amount of $1.1 billion.

The Company has a commercial paper program that allows borrowings up to a maximum of $800 million. As of January 30, 2000, there were no borrowings outstanding under the program. In connection with the program, the Company has a back-up credit facility with a consortium of banks for up to $800 million. The credit facility, which expires in September 2004, contains various restrictive covenants, none of which is expected to impact the Company's liquidity or capital resources.

As of January 30, 2000, the Company had $168 million in cash and cash equivalents. Management believes that its current cash position, the proceeds from short-term investments, internally generated funds, funds available from its $800 million commercial paper program, funds available from the operating lease agreements, and the ability to obtain alternate sources of financing should enable the Company to complete its capital expenditure programs, including store openings and renovations, through the next several fiscal years.

YEAR 2000

During fiscal 1999, the Company addressed a universal situation commonly referred to as the "Year 2000 Problem." The Company implemented extensive testing of its own systems and also assessed the year 2000 compliance status of certain third parties, including vendors and infrastructure providers. To date, the Company has not experienced any material year 2000 system problems, nor does it believe there will be any future material adverse impact to the Company's business, operations or financial condition related to the Year 2000 Problem.

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

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which deferred implementation of SFAS 133 by one year. Consequently, SFAS 133 will be effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

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

FORWARD-LOOKING STATEMENTS MAY PROVE INACCURATE

Certain statements we make in this report, and other written or oral statements made by or on behalf of the Company, may constitute "forward-looking statements" within the meaning of the federal securities laws. Words or phrases such as "should result," "are expected to," "we estimate," "we project," or similar expressions are intended to identify forward-looking statements. Examples of such statements in this report include descriptions of our plans with respect to new store openings and relocations, our plans to enter new markets and expectations relating to our continuing growth. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and its present expectations or projections. Management believes that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. Such statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

The following are some of the factors that could cause the Company's actual results to differ materially from the expected results described in the Company's forward-looking statements:

o Adverse or unanticipated weather conditions, which may affect the Company's overall level of sales and sales of particular lines of products, such as building materials, lumber and lawn and garden supplies.

o Instability of costs and availability of sourcing channels, which may affect the prices that the Company pays for certain commodity products, such as lumber and plywood, as well as the Company's ability to improve its mix of merchandise. Our cost of sales is affected by our ability to maintain favorable arrangements and relationships with our suppliers. Our sources of supply may be affected by trade restrictions, tariffs, currency exchange rates, transport costs and capacity, and other factors affecting domestic and international markets.

o Our ability to attract, train and retain highly qualified associates to staff both existing and new stores.

o Conditions affecting the availability, acquisition, development and ownership of real estate, including local zoning and land use issues, environmental regulations and general conditions in the commercial real estate market.

o General economic conditions, which affect consumer confidence and home improvement and home-building spending, including interest rates, the overall level of economic activity, the availability of consumer credit and mortgage financing and unemployment rates.

o The impact of competition, including competition for customers, locations and products and in other important aspects of our business. Our primary competitors include chains of electrical, plumbing and building materials supply houses, lumber yards, home improvement stores and other local, regional or national hardware stores, as well as discount department stores and any other channel of distribution that offers products that we sell. Our business is highly competitive, and we may face new types of competitors as we enter new markets or lines of business.

o Changes in laws and regulations, including changes in accounting standards, tax statutes or regulations and environmental and land use regulations, and uncertainties of litigation.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into any transactions using derivative financial instruments or derivative commodity instruments and believe that our exposure to market risk associated with other financial instruments (such as investments and borrowings) and interest rate risk is not material.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

We refer you to the "Consolidated Statements of Earnings," "Consolidated Balance Sheets," "Consolidated Statements of Stockholders' Equity and Comprehensive Income," "Consolidated

Statements of Cash Flows," "Notes to Consolidated Financial Statements" and "Independent Auditors' Report" contained in our Annual Report to Stockholders for the fiscal year ended January 30, 2000.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We refer you to our Proxy Statement for the 2000 Annual Meeting of Stockholders under the heading "Election of Directors and Director Biographies," "Director Biographies" and "Board of Directors Information." Biographical information on our executive officers is contained in Item I of this Annual Report on Form 10-K.

Item 11.  EXECUTIVE COMPENSATION

We refer you to the information in our Proxy Statement for the 2000 Annual Meeting of Stockholders under the heading "Executive Compensation."


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We refer you to the information in our Proxy Statement for the 2000 Annual Meeting of Stockholders under the heading "Stock Ownership."

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We refer you to the information in our Proxy Statement for the 2000 Annual Meeting of Stockholders under the heading "Insider Transactions."

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)  1.  FINANCIAL STATEMENTS

The following financial statements are incorporated by reference from pages 22 through 33 of our Annual Report to Stockholders for the fiscal year ended January 30, 2000, as provided in Item 8 hereof:

         - Consolidated Statements of Earnings for the fiscal years ended January 30, 2000; January 31, 1999 and February 1, 1998.

         - Consolidated Balance Sheets as of January 30, 2000 and January 31, 1999.

         - Consolidated Statements of Stockholders' Equity and Comprehensive Income for the fiscal years ended January 30, 2000, January 31, 1999 and February 1, 1998.

         - Consolidated Statements of Cash Flows for the fiscal years ended January 30, 2000, January 31, 1999 and February 1, 1998.

         -        Notes to Consolidated Financial Statements.

         -        Independent Auditors' Report.

               2.  FINANCIAL STATEMENT SCHEDULES

All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

          (b)   REPORTS ON FORM 8-K

There were no Current Reports on Form 8-K filed during the fourth quarter of fiscal 1999.

          (c)  EXHIBITS

Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the references in brackets.

         *3.l Restated Certificate of Incorporation of The Home Depot, Inc., as amended. [FORM 10-Q FOR THE FISCAL QUARTER ENDED MAY 2, 1999, EXHIBIT 3.1]

         3.2      By-laws, as amended and restated.

         *10.1 Credit Agreement dated September 17, 1999 (the "Credit Agreement") by and among The Home Depot, Inc., Bank of America, N.A., as Administrative Agent, Wachovia Bank, N.A., as Syndication Agent, First Union National Bank and The Bank of New York, as Co-Documentation Agents, and banks party thereto. [FORM 10-Q FOR THE FISCAL QUARTER ENDED OCTOBER 31, 1999, EXHIBIT 10.1]

         10.2 Assignment and Acceptance of the Credit Agreement dated February 23, 2000 by and among The Home Depot, Inc., the banks party thereto, Bank of America, N.A., as Administrative Agent, Wachovia Bank, N.A., as Syndication Agent, and First Union National Bank and Bank of New York, as Co-Documentation Agents.

         10.3 Assignment and Acceptance of the Credit Agreement dated March 31, 2000 by and among The Home Depot, Inc., the banks party thereto, Bank of America, N.A., as Administrative Agent, Wachovia Bank, N.A., as Syndication Agent, and First Union National Bank and The Bank of New York, as Co-Documentation Agents.

         *10.4 +Corporate Office Management Bonus Plan of the Registrant dated March 1, 1991. [FORM 10-K FOR THE FISCAL YEAR ENDED FEBRUARY 1, 1998, EXHIBIT 10.2]

         *10.5 +Employee Stock Purchase Plan, as amended. [APPENDIX A TO REGISTRANT'S PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS HELD MAY 31, 1995]

         *10.6 +Senior Officers' Bonus Pool Plan, as amended. [APPENDIX A TO REGISTRANT'S PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS HELD MAY 26, 1999]

         *10.7 +Executive Officers' Bonus Plan. [APPENDIX B TO REGISTRANT'S PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS HELD MAY 27, 1998]

         *10.8 +The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan. [FORM 10-K FOR THE FISCAL YEAR ENDED FEBRUARY 1, 1998, EXHIBIT 10.5]

         *10.9 +Executive Medical Reimbursement Plan, effective January 1, 1992. [FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 31, 1999,
                  EXHIBIT 10.7]

         *10.10 +The Home Depot ESOP Restoration Plan. [FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 29, 1995, EXHIBIT 10.8]

         *10.11 Participation Agreement dated as of October 22, 1998 among The Home Depot, Inc. as Guarantor; Home Depot U.S.A., Inc. as Lessee; HD Real Estate Funding Corp. II as Facility Lender; Credit Suisse Leasing 92A L.P. as Lessor; The Bank of New York as Indenture Trustee; and Credit Suisse First Boston Corporation and Invemed Associates, Inc. as Initial Purchasers. [FORM 10-K FOR THE YEAR ENDED JANUARY 31, 1999,
                  EXHIBIT 10-10.]

         *10.12 Participation Agreement dated as of June 25, 1996 among The Home Depot, Inc. as Guarantor; Home Depot U.S.A., Inc. as Lessee and Construction Agent; HD Real Estate Funding Corp. as Facility Lender; the lenders named on the Schedule thereto as Lenders; Credit Suisse First Boston Corporation as Agent Bank and Lender; and Credit Suisse Leasing 92A L.P. as Lessor. [FORM 10-K FOR THE YEAR ENDED JANUARY 31, 1999, EXHIBIT 10.11]

         *10.13 First Amendment and Supplement to the Participation Agreement dated as of May 8, 1997 among The Home Depot, Inc. as Guarantor; Home Depot U.S.A., Inc. as Lessee and Construction Agent; HD Real Estate Funding Corp. as Facility Lender; the lenders named on the Schedule thereto as Lenders; Credit Suisse First Boston Corporation as Agent Bank and Lender; and Credit Suisse Leasing 92A L.P. as Lessor. [FORM 10-K FOR THE YEAR ENDED JANUARY 31, 1999, EXHIBIT 10-12.]

         *10.14 Master Modification Agreement dated as of April 20, 1998 among The Home Depot, Inc. as Guarantor; Home Depot U.S.A., Inc., as Lessee and Construction Agent; HD Real Estate Funding Corp., as Facility Lender; Credit Suisse Leasing 92A L.P. as Lessor; the lenders named on the Schedule thereto as Lenders; and Credit Suisse First Boston Corporation as Agent Bank. [FORM 10-K FOR THE YEAR ENDED JANUARY 31, 1999, EXHIBIT 10.13]

         *10.15 Indenture, dated as of September 27, 1999 among The Home Depot, Inc., Credit Suisse First Boston Corporation and Invemed Associates. [FORM S-4 (FILE NO. 333-89935) FILED OCTOBER 29, 1999, EXHIBIT 4.1]

         *10.16 +Supplemental Executive Choice Program, effective January 1, 1999. [FORM 10-K FOR THE YEAR ENDED JANUARY 31, 1999, EXHIBIT 10.14]

         *11 Computation of Earnings Per Common and Common Equivalent Share. [ANNUAL REPORT TO STOCKHOLDERS FOR THE FISCAL YEAR ENDED JANUARY 30, 2000, FILED HEREWITH AS EXHIBIT 13, NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, NOTE 7]

          13 The Registrant's Annual Report to Stockholders for the fiscal year ended January 30, 2000. Only those portions of said report which are specifically designated in this Form 10-K as being incorporated by reference are being electronically filed pursuant to the Securities Exchange Act of 1934.

         *21 List of Subsidiaries of the Registrant. [FORM 10-K FOR THE FISCAL YEAR ENDED FEBRUARY 1, 1998, EXHIBIT 21]

         23       Consent of Independent Auditors.

         24 Special Powers of Attorney authorizing execution of this Form 10-K Annual Report have been granted and are filed herewith as follows:

                  Power of Attorney from Frank Borman.
                  Power of Attorney from John L. Clendenin.
                  Power of Attorney from Berry R. Cox.
                  Power of Attorney from William S. Davila.
                  Power of Attorney from Milledge A. Hart, III. Power of Attorney from Bonnie G. Hill.
                  Power of Attorney from Kenneth G. Langone.
                  Power of Attorney from M. Faye Wilson.

         27       Financial Data Schedule. [FILED ELECTRONICALLY WITH SEC ONLY.]

----------

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

                                    THE HOME DEPOT, INC.



                                    By: /s/ Arthur M. Blank
                                       ----------------------------------
                                       (Arthur M. Blank, President & CEO)


                                    Date: April 20, 2000
                                          -------------------------------

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


 Signature                                   Title                                              Date
 ---------                                   -----                                              ----


/s/ Bernard Marcus                           Chairman of the Board                              April 20, 2000
----------------------------------
(Bernard Marcus)



/s/ Arthur M. Blank                          President & CEO                                    April 20, 2000
----------------------------------           and Director
(Arthur M. Blank)                            (Principal Executive Officer)



/s/ Ronald M. Brill                          Executive Vice President,
----------------------------------           Chief Administrative Officer, Assistant            April 20, 2000
(Ronald M. Brill)                            Secretary and Director



/s/ Dennis Carey                             Executive Vice President and                       April 20, 2000
----------------------------------           Chief Financial Officer (Principal Financial
(Dennis Carey)                               Officer)





 Signature                                   Title                                      Date
 ---------                                   -----                                      ----


/s/ Carol B. Tome                            Senior Vice President-Finance              April 20, 2000
----------------------------------           and Accounting (Principal
(Carol B. Tome)                              Accounting Officer)



              *                              Director
----------------------------------
(Frank Borman)



              *                              Director
----------------------------------
(John L. Clendenin)



              *                              Director
----------------------------------
(Berry R. Cox)



              *                              Director
----------------------------------
(William Davila)



              *                              Director
----------------------------------
(Milledge A. Hart, III)



              *                              Director
----------------------------------
(Bonnie G. Hill)



              *                              Director
----------------------------------
(Kenneth G. Langone)



              *                              Director
----------------------------------
(M. Faye Wilson)




* The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-indicated directors of the Registrant pursuant to powers of attorney, executed on behalf of each such director.

                                        By: /s/ Arthur M. Blank
                                            -----------------------------------
                                            (Arthur M. Blank, Attorney-in-fact)

     EXHIBIT INDEX

         3.2      By-laws, as amended and restated.

         10.2 Assignment and Acceptance of the Credit Agreement dated February 23, 2000 by and among The Home Depot, Inc., the banks party thereto, Bank of America, N.A., as Administrative Agent, Wachovia Bank, N.A., as Syndication Agent, and First Union National Bank and Bank of New York, as Co-Documentation Agents.

         10.3 Assignment and Acceptance of the Credit Agreement dated March 31, 2000 by and among The Home Depot, Inc., the banks party thereto, Bank of America, N.A., as Administrative Agent, Wachovia Bank, N.A., as Syndication Agent, and First Union National Bank and The Bank of New York, as Co-Documentation Agents.

         13 The Registrant's Annual Report to Stockholders for the fiscal year ended January 30, 2000. Only those portions of said report which are specifically designated in this Form 10-K as being incorporated by reference are being electronically filed pursuant to the Securities Exchange Act of 1934.

         23       Consent of Independent Auditors.

         24 Special Powers of Attorney authorizing execution of this Form 10-K Annual Report have been granted and are filed herewith as follows:

                  Power of Attorney from Frank Borman.
                  Power of Attorney from John L. Clendenin.
                  Power of Attorney from Berry R. Cox.
                  Power of Attorney from William S. Davila.
                  Power of Attorney from Milledge A. Hart, III. Power of Attorney from Bonnie G. Hill.
                  Power of Attorney from Kenneth G. Langone.
                  Power of Attorney from M. Faye Wilson.

         27       Financial Data Schedule. [FILED ELECTRONICALLY WITH SEC ONLY.]


----------

+Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.