Form 10-Q
period 2000-04-30
HOME DEPOT INC
filed 2000-05-25
CIK 354950

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-8207

                            ------------------------

                              THE HOME DEPOT, INC.

             (Exact name of registrant as specified in its charter)

           DELAWARE                   95-3261426
 (State or other jurisdiction      (I.R.S. Employer
              of                Identification Number)
incorporation or organization)

    2455 PACES FERRY ROAD               30339
       ATLANTA, GEORGIA               (Zip Code)
    (Address of principal
      executive offices)

                                 (770) 433-8211

              (Registrant's telephone number, including area code)

   (Former name, former address and former fiscal year, if changed since last report.)

                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /
                            ------------------------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            $.05 PAR VALUE 2,313,539,855 SHARES, AS OF MAY 19, 2000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     THE HOME DEPOT, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                 APRIL 30, 2000

PART I. FINANCIAL INFORMATION:                                   PAGE
------------------------------                                -----------
  Item 1. Financial Statements

    CONSOLIDATED STATEMENTS OF EARNINGS--
      Three-Month Periods Ended April 30, 2000 and May 2,
     1999...................................................            3

    CONSOLIDATED CONDENSED BALANCE SHEETS--
      As of April 30, 2000 and January 30, 2000.............            4

    CONSOLIDATED STATEMENTS OF CASH FLOWS--
      Three-Month Periods Ended April 30, 2000 and May 2,
     1999...................................................            5

    CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME--
      Three-Month Periods Ended April 30, 2000 and May 2,
     1999...................................................            6

    NOTES TO CONSOLIDATED CONDENSED
      FINANCIAL STATEMENTS..................................            7

  Item 2. Management's Discussion and Analysis of Results
        of Operations and Financial Condition...............         8-11

  Item 3. Quantitative and Qualitative Disclosures about
     Market Risk............................................           11

PART II. OTHER INFORMATION:
---------------------------
Item 4. Submission of Matters to a Vote of Security Holders.           11

  Item 5. Other Information.................................           11

  Item 6. Exhibits and Reports on Form 8-K..................           11

  Signature Page............................................           12

  Index to Exhibits.........................................           13

                                    2 of 13

                         PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     THE HOME DEPOT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                              --------------------------
                                                               APRIL 30,       MAY 2,
                                                                  2000          1999
(IN MILLIONS, EXCEPT PER SHARE DATA)                          ------------   -----------
Net Sales...................................................  $     11,112   $     8,952
Cost of Merchandise Sold....................................         7,838         6,386
                                                              ------------   -----------
  Gross Profit..............................................         3,274         2,566

Operating Expenses:
  Selling and Store Operating...............................         2,028         1,584
  Pre-Opening...............................................            25            22
  General and Administrative................................           204           150
                                                              ------------   -----------
    Total Operating Expenses................................         2,257         1,756

    Operating Income........................................         1,017           810

Interest Income (Expense):
  Interest and Investment Income............................            11             3
  Interest Expense..........................................            (1)           (8)
                                                              ------------   -----------
    Interest, Net...........................................            10            (5)
                                                              ------------   -----------

    Earnings Before Income Taxes............................         1,027           805

Income Taxes................................................           398           316
                                                              ------------   -----------

    Net Earnings............................................  $        629   $       489
                                                              ============   ===========

Weighted Average Number of Common
  Shares Outstanding........................................         2,308         2,217

Basic Earnings Per Share....................................  $       0.27   $      0.22
                                                              ============   ===========

Weighted Average Number of Common
  Shares Outstanding Assuming Dilution......................         2,354         2,336

Diluted Earnings Per Share..................................  $       0.27   $      0.21
                                                              ============   ===========

Dividends Per Share.........................................  $       0.04   $      0.02
                                                              ============   ===========

                                    3 of 13

                     THE HOME DEPOT, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                  (UNAUDITED)

                                                              APRIL 30,   JANUARY 30,
                                                                2000         2000
(IN MILLIONS, EXCEPT SHARE DATA)                              ---------   -----------
                                       ASSETS
Current Assets:
  Cash and Cash Equivalents.................................   $ 1,202      $   168
  Short-Term Investments....................................         8            2
  Receivables, Net..........................................       746          587
  Merchandise Inventories...................................     6,398        5,489
  Other Current Assets......................................       210          144
                                                               -------      -------
      Total Current Assets..................................     8,564        6,390
  Property and Equipment, at cost...........................    12,508       11,890
  Less: Accumulated Depreciation and Amortization...........     1,777        1,663
                                                               -------      -------
      Net Property and Equipment............................    10,731       10,227
  Long-Term Investments.....................................        15           15
  Notes Receivable..........................................        69           48
  Cost in Excess of the Fair Value of Net Assets Acquired...       309          311
  Other.....................................................       104           90
                                                               -------      -------
                                                               $19,792      $17,081
                                                               =======      =======

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable..........................................   $ 3,464      $ 1,993
  Accrued Salaries and Related Expenses.....................       643          541
  Sales Taxes Payable.......................................       376          269
  Other Accrued Expenses....................................       789          763
  Income Taxes Payable......................................       364           61
  Current Installments of Long-Term Debt....................        30           29
                                                               -------      -------
      Total Current Liabilities.............................     5,666        3,656
Long-Term Debt, excluding current installments..............       755          750
Other Long-Term Liabilities.................................       258          237
Deferred Income Taxes.......................................        87           87
Minority Interest...........................................        15           10

Stockholders' Equity:
  Common Stock, par value $0.05. Authorized: 5,000,000,000
    shares; issued
  and outstanding--2,310,661,000 shares at 4/30/00 and
    2,304,317,000 shares at 1/30/00.........................       116          115
  Paid-In Capital...........................................     4,470        4,319
  Retained Earnings.........................................     8,478        7,941
  Accumulated Other Comprehensive Income....................       (45)         (27)
                                                               -------      -------
                                                                13,019       12,348
  Less Shares Purchased for Compensation Plans..............        (8)          (7)
                                                               -------      -------
  Total Stockholders' Equity................................    13,011       12,341
                                                               -------      -------
                                                               $19,792      $17,081
                                                               =======      =======

     See accompanying notes to consolidated condensed financial statements.

                                    4 of 13

                     THE HOME DEPOT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                              ----------------------------
                                                              APRIL 30, 2000   MAY 2, 1999
(IN MILLIONS)                                                 --------------   -----------
CASH PROVIDED FROM OPERATIONS:
------------------------------

Net Earnings................................................      $  629          $ 489
Reconciliation of Net Earnings to Net Cash
  Provided by Operations:
    Depreciation and Amortization...........................         137            107
    Increase in Receivables, Net............................        (160)           (31)
    Increase in Merchandise Inventories.....................        (914)          (654)
    Increase in Accounts Payable and Accrued Expenses.......       1,731          1,198
    Increase in Income Taxes Payable........................         367            241
    Other...................................................         (67)           (47)
                                                                  ------          -----
      Net Cash Provided by Operations.......................       1,723          1,303
                                                                  ------          -----
CASH FLOWS FROM INVESTING ACTIVITIES:
--------------------------------------
Capital Expenditures........................................        (673)          (550)
Proceeds from Sales of Property and Equipment...............          19             19
Payments for Businesses Acquired, Net.......................          (5)            --
Purchases of Investments....................................          (6)            --
Advances Secured by Real Estate, Net........................         (21)            (3)
                                                                  ------          -----
      Net Cash Used in Investing Activities.................        (686)          (534)
                                                                  ------          -----
CASH FLOWS FROM FINANCING ACTIVITIES:
--------------------------------------
Repayments of Commercial Paper Obligations, Net.............          --           (246)
Proceeds from Long-Term Borrowings, Net.....................           3             --
Repayments of Long-Term Debt................................          (3)            (6)
Proceeds from Sale of Common Stock, Net.....................          87             63
Cash Dividends Paid to Stockholders.........................         (92)           (44)
Minority Interest Contributions to Partnership..............          --              5
                                                                  ------          -----
      Net Cash Used in Financing Activities.................          (5)          (228)
                                                                  ------          -----
Effect of Exchange Rate Changes on Cash and Cash
  Equivalents...............................................           2              1
Increase in Cash and Cash Equivalents.......................       1,034            542
Cash and Cash Equivalents at Beginning of Period............         168             62
                                                                  ------          -----
Cash and Cash Equivalents at End of Period..................      $1,202          $ 604
                                                                  ======          =====

     See accompanying notes to consolidated condensed financial statements.

                                    5 of 13

                     THE HOME DEPOT, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                              --------------------
                                                              APRIL 30,    MAY 2,
                                                                2000        1999
(IN MILLIONS)                                                 ---------   --------
Net Earnings................................................    $629        $489

Other Comprehensive Income:
  Foreign Currency Translation Adjustments..................     (18)         28
                                                                ----        ----
      Total Other Comprehensive Income......................     (18)         28
                                                                ----        ----

Comprehensive Income........................................    $611        $517
                                                                ====        ====

     See accompanying notes to consolidated condensed financial statements.

                                    6 of 13

                     THE HOME DEPOT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
------------------------------------------------

    Basis of Presentation--The accompanying consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 30, 2000, as filed with the Securities and Exchange Commission (File No. 1-8207).

                                    7 of 13

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

                                                               THREE MONTHS ENDED      PERCENTAGE
                                                              --------------------      INCREASE
                                                              APRIL 30,    MAY 2,    (DECREASE) IN
                                                                2000        1999     DOLLAR AMOUNTS
                                                              ---------   --------   --------------
SELECTED CONSOLIDATED
STATEMENTS OF EARNINGS DATA
Net Sales...................................................     100.0%     100.0%         24.1%
Gross Profit................................................      29.5       28.7          27.6
Operating Expenses:
    Selling and Store Operating.............................      18.3       17.7          28.0
    Pre-Opening.............................................       0.2        0.2          13.6
    General and Administrative..............................       1.8        1.7          36.0
                                                               -------    -------        ------
        Total Operating Expenses............................      20.3       19.6          28.5
        Operating Income....................................       9.2        9.1          25.6
Interest Income (Expense):
    Interest and Investment Income..........................       0.1        0.0         266.7
    Interest Expense........................................       0.0       (0.1)        (87.5)
                                                               -------    -------        ------
        Interest, Net.......................................       0.1       (0.1)       (300.0)

        Earnings Before Income Taxes........................       9.3        9.0          27.6
Income Taxes................................................       3.6        3.5          25.9
                                                               -------    -------        ------
    Net Earnings............................................       5.7%       5.5%         28.6%
                                                               =======    =======        ======
SELECTED CONSOLIDATED SALES DATA

Number of Transactions (000's)..............................   222,600    185,200          20.2%

Average Sale Per Transaction................................   $ 49.53    $ 47.97           3.3

Weighted Average Weekly Sales
Per Operating Store (000's).................................   $   892    $   878           1.6

Weighted Average Sales
Per Square Foot.............................................   $   429    $   425           0.9

                                    8 of 13

                     THE HOME DEPOT, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                  (CONTINUED)

FORWARD-LOOKING STATEMENTS
--------------------------

    Certain written and oral statements made by The Home Depot, Inc. and subsidiaries (the "Company") or with the approval of an authorized executive officer of the Company may constitute "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995. Words or phrases such as "should result," "are expected to," "we anticipate," "we estimate," "we project" or similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and its present expectations or projections. These risks and uncertainties include, but are not limited to, unanticipated weather conditions; stability of costs and availability of sourcing channels; the ability to attract, train and retain highly-qualified associates; conditions affecting the availability, acquisition, development and ownership of real estate; general economic conditions; the impact of competition; and regulatory and litigation matters. Caution should be taken not to place undue reliance on any such forward-looking statements, since such statements speak only as of the date of the making of such statements. Additional information concerning these risks and uncertainties is contained in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended January 30, 2000.

RESULTS OF OPERATIONS
------------------------

    Net sales for the first quarter of fiscal 2000 increased 24.1% to $11.112 billion from $8.952 billion in the first quarter of fiscal 1999. The increase was primarily attributable to the opening of 174 new stores (the company was operating 971 stores at the end of first quarter of fiscal 2000 compared with 797 at the end of the first quarter of fiscal 1999) and a 7% comparable store-for-store sales increase in the first quarter of fiscal 2000.

    Gross profit as a percent of sales was 29.5% for the first quarter of fiscal 2000 compared to 28.7% for the first quarter of fiscal 1999. The increase was primarily due to a lower cost of merchandise resulting from product line reviews and increased sales of imported products, as well as the expansion of tool rental centers. In addition, our investments in highly trained and experienced associates contributed to this margin increase through their emphasis on sales of complete projects and related products.

    Total operating expenses as a percent of sales were 20.3% for the first quarter of fiscal 2000 compared to 19.6% for the first quarter of fiscal 1999. Selling and store operating expenses as a percent of sales increased to 18.3% in the first quarter of fiscal 2000 from 17.7% in the same period of fiscal 1999. The increase was primarily attributable to higher store selling payroll expenses resulting from an earlier ramp-up of spring season staffing, general market wage pressures, an increase in longevity and continued investment in customer service initiatives. Pre-opening expenses as a percent of sales were 0.2% for the first quarters of both fiscal 2000 and fiscal 1999. The Company opened 41 new stores and relocated one store in the first quarter of fiscal 2000, compared to 37 new stores and one store relocation in the first quarter of fiscal 1999. General and administrative expenses as a percent of sales were 1.8% for the first quarter of fiscal 2000 compared to 1.7% for the same period of fiscal 1999. The increase was related to incremental expenses associated with long-term growth and strategic initiatives, including Internet development and international operations, as well as the opening of four new divisional offices during the second half of fiscal 1999.

                                    9 of 13

    Net interest income as a percent of sales was 0.1% for the first quarter of fiscal 2000 compared to net interest expense of 0.1% for the comparable period in fiscal 1999. Interest and investment income as a percent of sales was 0.1% for the first quarter of fiscal 2000 compared to 0.0% for the same period in fiscal 1999. The increase was due to higher investment balances resulting from the proceeds of $500 million of 6-1/2% Senior Notes issued in the third quarter of fiscal 1999 and cash flows from operations. Interest expense as a percent to sales decreased to 0.0% for the first quarter of fiscal 2000 from 0.1% for the first quarter of fiscal 1999. The decrease was due primarily to higher capitalized interest during the first quarter of fiscal 2000 as a higher percentage of owned stores were under construction compared to the same period in fiscal 1999.

    The Company's combined federal and state effective income tax rate decreased to 38.8% for the first quarter of fiscal 2000 from 39.2% for the first quarter of fiscal 1999. The decrease was attributable to higher state tax credits in the first quarter of fiscal 2000 compared to the same period in fiscal 1999.

    Net earnings as a percent of sales were 5.7% for the first quarter of fiscal 2000 compared to 5.5% for the first quarter of fiscal 1999, reflecting a higher gross profit rate partially offset by higher operating expenses as a percent of sales, as described above.

    Diluted earnings per share were $0.27 for the first quarter of fiscal 2000 compared to $0.21 for the first quarter of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flow generated from store operations provides the Company with a significant source of liquidity. Additionally, a significant portion of the Company's inventory is financed under vendor credit terms. During the first quarter of fiscal 2000, the Company opened 41 stores and relocated one store. For the remainder of fiscal 2000 the Company plans to open approximately 159 new stores including two additional Villager's Hardware test stores, and relocate 5 existing Home Depot stores. It is anticipated that approximately 88% of these locations will be owned, and the remainder will be leased. The Company also plans to open approximately 240 stores, including relocations, in fiscal 2001.

    The Company has two operating lease agreements totaling $882 million for the purpose of financing construction costs of certain new stores. Under the operating lease agreements, the lessor purchases the properties, pays for the construction costs and subsequently leases the facilities to the Company. The leases provide for substantial residual value guarantees and include purchase options at original cost on each property. The Company financed a portion of its new stores in fiscal 1997, 1998 and 1999, as well as an office building in fiscal 1999, under the operating lease agreements and anticipates utilizing these facilities to finance selected new stores and an office building in fiscal 2000. In addition, some stores opening during fiscal 2000 will be leased individually, and it is expected that many locations may be obtained through the acquisition of land parcels and construction or purchase of buildings. The cost of new stores to be constructed and owned by the Company varies widely, principally due to land costs, and currently averages approximately
$13.2 million per location. The cost to remodel and/or fixture stores to be leased averages approximately $4.2 million per store. In addition, each new store requires approximately $3.2 million to finance inventories, net of vendor financing.

    During fiscal 1999, the Company issued $500 million of 6-1/2% Senior Notes ("Senior Notes"). The Senior Notes are due on September 15, 2004, and pay interest semi-annually on March 15 and September 15 of each year. The Senior Notes may be redeemed by the Company at any time, in whole or in part, at a defined redemption price plus accrued interest. The net proceeds from the offering were used to finance a portion of the Company's capital expenditure program, including store expansions and renovations, for working capital needs and for general corporate purposes.

    The Company has a commercial paper program that allows borrowings up to a maximum of $800 million. As of April 30, 2000, there were no borrowings outstanding under the program. In connection with the program, the Company has a back-up credit facility with a consortium of banks for up

                                    10 of 13
to $800 million. The credit facility, which expires in September 2004, contains various restrictive covenants, none of which is expected to impact the Company's liquidity or capital resources.

    As of April 30, 2000, the Company had $1.21 billion in cash and cash equivalents. Management believes that its current cash position, the proceeds from short-term investments, internally generated funds, funds available from its $800 million commercial paper program and the ability to obtain alternate sources of financing should enable the Company to complete its capital expenditure programs, including store openings and renovations, through the next several fiscal years.

IMPACT OF INFLATION AND CHANGING PRICES

    Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe inflation has had a material effect on sales or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments and believes that its exposure to market risk associated with other financial instruments (such as investments and borrowings) and interest rate risk is not material.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         During the first quarter of fiscal 2000, no matters were submitted to a vote of security holders.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         11.1  Computation of Basic and Diluted Earnings Per Share

         27. Financial Data Schedule (only submitted to SEC in electronic format)

         (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended
         April 30, 2000.

                                    11 of 13

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                    THE HOME DEPOT, INC.
                                                        ---------------------------------------------
                                                                        (Registrant)

                                                       By:  /s/ ARTHUR M. BLANK
                                                            -----------------------------------------
                                                            Arthur M. Blank
                                                            President & CEO

                                                            /s/ CAROL B. TOME
                                                            -----------------------------------------
                                                            Carol B. Tome
                                                            Senior Vice President Finance
                                                            Treasurer

      May 25, 2000
  -------------------
         (Date)

                                    12 of 13

                     THE HOME DEPOT, INC. AND SUBSIDIARIES

                               INDEX TO EXHIBITS

EXHIBIT                 DESCRIPTION
-------                 -----------
        11.1            Computation of Basic and Diluted Earnings Per Share

         27.            Financial Data Schedule (only submitted to SEC in electronic format)

                                    13 of 13