Form 10-Q
period 2000-07-30
HOME DEPOT INC
filed 2000-08-24
CIK 354950

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2000

-OR -

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-8207

THE HOME DEPOT, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-3261426
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2455 Paces Ferry Road N.W. Atlanta, Georgia	30339
(Address of principal executive offices)	(Zip Code)

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

$.05 par value 2,315,905,984 Shares, as of August 18, 2000

THE HOME DEPOT, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

July 30, 2000

Page
Part I. Financial Information:
Item 1. Financial Statements
CONSOLIDATED STATEMENTS OF EARNINGS —Three-Month and Six-Month Periods Ended July 30, 2000 and August 1, 1999	3
CONSOLIDATED CONDENSED BALANCE SHEETS — As of July 30, 2000 and January 30, 2000	4
CONSOLIDATED STATEMENTS OF CASH FLOWS — Six-Month Periods Ended July 30, 2000 and August 1, 1999	5
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — Three-Month and Six-Month Periods Ended July 30, 2000 and August 1, 1999	6
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS	7
Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition	8 - 11
Item 3. Quantitative and Qualitative Disclosures about Market Risk	11
Part II. Other Information:
Item 4. Submission of Matters to a Vote of Security Holders	11-12
Item 5. Other Information	12
Item 6. Exhibits and Reports on Form 8-K	12
Signature Page	13
Index to Exhibits	14

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In Millions, Except Per Share Data)

	Three Months Ended		Six Months Ended
	July 30, 2000	August 1, 1999	July 30, 2000	August 1, 1999
Net Sales	$12,618	$10,431	$23,731	$19,383
Cost of Merchandise Sold	8,879	7,402	16,717	13,788

Gross Profit	3,739	3,029	7,014	5,595
Operating Expenses:
Selling and Store Operating	2,138	1,719	4,164	3,296
Pre-Opening	30	32	55	54
General and Administrative	212	159	417	308

Total Operating Expenses	2,380	1,910	4,636	3,658
Operating Income	1,359	1,119	2,378	1,937
Interest Income (Expense):
Interest and Investment Income	18	9	29	13
Interest Expense	(8)	(11)	(11)	(27)

Interest, Net	10	(2)	18	(14)

Earnings Before Income Taxes	1,369	1,117	2,396	1,923
Income Taxes	531	438	930	754

Net Earnings	$838	$679	$1,466	$1,169

Weighted Average Number of Common Shares Outstanding	2,314	2,223	2,311	2,220
Basic Earnings Per Share	$0.36	$0.31	$0.63	$0.53

Weighted Average Number of Common Shares Outstanding Assuming Dilution	2,352	2,338	2,352	2,337
Diluted Earnings Per Share	$0.36	$0.29	$0.62	$0.50

Dividends Per Share	$0.04	$0.03	$0.08	$0.05

See accompanying notes to consolidated condensed financial statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(In Millions, Except Share Data)

	July 30, 2000	January 30, 2000
ASSETS
Current Assets:
Cash and Cash Equivalents	$940	$168
Short-Term Investments	4	2
Receivables, Net	778	587
Merchandise Inventories	6,286	5,489
Other Current Assets	229	144

Total Current Assets	8,237	6,390

Property and Equipment, at cost	13,357	11,890
Less: Accumulated Depreciation and Amortization	1,905	1,663

Net Property and Equipment	11,452	10,227

Long-Term Investments	16	15
Notes Receivable	67	48
Cost in Excess of the Fair Value of Net Assets Acquired	308	311
Other	114	90

	$20,194	$17,081

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$2,957	$1,993
Accrued Salaries and Related Expenses	658	541
Sales Taxes Payable	354	269
Other Accrued Expenses	979	763
Income Taxes Payable	208	61
Current Installments of Long-Term Debt	30	29

Total Current Liabilities	5,186	3,656
Long-Term Debt, excluding current installments	767	750
Other Long-Term Liabilities	254	237
Deferred Income Taxes	87	87
Minority Interest	14	10
Stockholders' Equity:
Common Stock, par value $0.05. Authorized: 10,000,000,000 shares; issued and outstanding—2,315,468,000 shares at 7/30/00 and 2,304,317,000 shares at 1/30/00	115	115
Paid-In Capital	4,602	4,319
Retained Earnings	9,222	7,941
Accumulated Other Comprehensive Income	(46)	(27)

	13,893	12,348

Less Shares Purchased for Compensation Plans	(7)	(7)

Total Stockholders' Equity	13,886	12,341

	$20,194	$17,081

See accompanying notes to consolidated condensed financial statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Millions)

	Six Months Ended
	July 30, 2000	August 1, 1999
Cash Provided From Operations:
Net Earnings	$1,466	$1,169
Reconciliation of Net Earnings to Net Cash Provided by Operations:
Depreciation and Amortization	283	221
Increase in Receivables, Net	(193)	(74)
Increase in Merchandise Inventories	(803)	(676)
Increase in Accounts Payable and Accrued Expenses	1,404	1,141
Increase in Income Taxes Payable	235	123
Other	(96)	(34)

Net Cash Provided by Operations	2,296	1,870

Cash Flows From Investing Activities:
Capital Expenditures	(1,566)	(1,196)
Payments for Businesses Acquired, Net	(5)	(28)
Proceeds From Sales of Property and Equipment	50	32
Purchases of Investments	(16)	(4)
Proceeds from Maturities of Investments	14	2
Repayments of Advances Secured by Real Estate, Net	(19)	(9)

Net Cash Used In Financing Activities	(1,542)	(1,203)

Cash Flows From Financing Activities:
Repayments of Commercial Paper Obligations, Net	—	(246)
Proceeds from Long-Term Borrowings, Net	11	—
Principal Repayments of Long-Term Debt	(4)	(7)
Proceeds from Sale of Common Stock, Net	196	141
Cash Dividends Paid to Stockholders	(185)	(103)
Minority Interest Contributions to Partnership	—	5

Net Cash Provided By (Used In) Financing Activities	18	(210)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	(1)
Increase in Cash and Cash Equivalents	772	456

Cash and Cash Equivalents at Beginning of Period	168	62

Cash and Cash Equivalents at End of Period	$940	$518

See accompanying notes to consolidated condensed financial statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In Millions)

	Three Months Ended		Six Months Ended
	July 30, 2000	August 1, 1999	July 30, 2000	August 1, 1999
Net Earnings	$838	$679	$1,466	$1,169
Other Comprehensive Income:
Foreign Currency Translation Adjustments	(1)	(28)	(19)	—

Total Other Comprehensive Income	(1)	(28)	(19)	—

Comprehensive Income	$837	$651	$1,447	$1,169

See accompanying notes to consolidated condensed financial statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.  Summary of Significant Accounting Policies:

  Basis of Presentation—The accompanying consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 30, 2000, as filed with the Securities and Exchange Commission (File No. 1-8207).

THE HOME DEPOT, INC. AND SUBSIDIARIES

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The data below reflects selected sales data, the percentage relationship between sales and major categories in the Consolidated Statements of Earnings and the percentage change in the dollar amounts of each of the items.

	Three Months Ended		Six Months Ended		Percentage Increase (Decrease) in Dollar Amounts
	July 30, 2000	August 1, 1999	July 30, 2000	August 1, 1999	Three Months	Six Months
Selected Consolidated Statements of Earnings Data
Net Sales	100.0%	100.0%	100.0%	100.0%	21.0%	22.4%
Gross Profit	29.6	29.0	29.6	28.8	23.4	25.4
Operating Expenses:
Selling and Store Operating	16.9	16.5	17.6	17.0	24.4	26.3
Pre-Opening	0.2	0.3	0.2	0.3	(6.3)	1.9
General and Administrative	1.7	1.5	1.8	1.6	33.3	35.4

Total Operating Expenses	18.8	18.3	19.6	18.9	24.6	26.7

Operating Income	10.8	10.7	10.0	9.9	21.4	22.8
Interest Income (Expense):
Interest and Investment Income	0.1	0.1	0.1	0.1	100.0	123.1
Interest Expense	(0.1)	(0.1)	(0.0)	(0.1)	(27.3)	(59.3)

Interest, Net	0.0	0.0	0.1	0.0	100.0	100.0
Earnings Before Income Taxes	10.8	10.7	10.1	9.9	22.6	24.6
Income Taxes	4.2	4.2	3.9	3.9	21.2	23.3

Net Earnings	6.6%	6.5%	6.2%	6.0%	23.4	25.4

Selected Consolidated Sales Data
Number of Transactions (000's)	257,921	215,486	480,560	400,666	19.7	19.9
Average Sale Per Transaction	$48.74	$48.10	$49.10	$48.04	1.3	2.2
Weighted Average Weekly Sales Per Operating Store (000's)	$984	$978	$939	$929	0.6	1.1
Weighted Average Sales Per Square Foot	$473	$474	$451	$450	(0.2)	0.2

FORWARD-LOOKING STATEMENTS

    Certain written and oral statements made by The Home Depot, Inc. and subsidiaries (the "Company") or with the approval of an authorized executive officer of the Company may constitute "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995. Words or phrases such as "should result," "are expected to," "we anticipate," "we estimate," "we project" or similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and its present expectations or projections. These risks and uncertainties include, but are not limited to, unanticipated weather conditions, stability of costs and availability of sourcing channels, our ability to attract, train and retain highly-qualified associates, conditions affecting the availability, acquisition, development and ownership of real estate, general economic conditions, the impact of competition, and regulatory and litigation matters. Caution should be taken not to place undue reliance on any such forward-looking statements, since such statements speak only as of the date of the making of such statements. Additional information concerning these risks and uncertainties is contained in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended January 30, 2000.

RESULTS OF OPERATIONS

    Sales for the second quarter of fiscal 2000 increased 21.0% to $12.618 billion from $10.431 billion for the second quarter of fiscal 1999. For the first six months of fiscal 2000, sales increased 22.4% to $23.731 billion from $19.383 billion for the comparable period in fiscal 1999. The sales increase for both periods was primarily attributable to new stores (1,011 stores open at the end of the second quarter of fiscal 2000 compared with 846 at the end of the second quarter of fiscal 1999) and a comparable store-for-store sales increase of 6% for the second quarter and 7% for the first six months of fiscal 2000.

    Gross profit as a percent of sales was 29.6% for the second quarter of fiscal 2000 compared with 29.0% for the second quarter of fiscal 1999. For the first six months of fiscal 2000, gross profit as a percent of sales was 29.6% compared with 28.8% for the comparable period of fiscal 1999. The gross profit rate increase for both periods was primarily attributable to the ongoing benefits of product line reviews, which have resulted in lower costs of merchandise and more effective product assortments, cost reductions through direct sourcing of imports and the continued roll-out of tool rental centers. At the end of the second quarter of fiscal 2000, the Company was operating 235 tool rental centers compared to 90 in the second quarter of fiscal 1999.

    Total operating expenses as a percent of sales were 18.8% for the second quarter of fiscal 2000 compared with 18.3% for the second quarter of fiscal 1999. For the first six months of fiscal 2000, operating expenses totaled 19.6% compared with 18.9% for the first six months of fiscal 1999.

    Selling and store operating expenses as a percent of sales were 16.9% for the second quarter of fiscal 2000 compared to 16.5% for the same period in 1999. The increase was primarily attributable to higher store selling payroll expenses resulting from general market wage pressures, an increase in associate longevity and continued investment in customer service initiatives. In addition, the expansion of tool rental centers is increasing payroll costs, while at the same time improving gross margin and return on sales. Also, medical insurance costs were higher during the second quarter of fiscal 2000 compared to the same period of fiscal 1999 due to higher enrollment in the Company's medical plans and the continued inflation of healthcare costs. Selling and store operating expenses as a percent of sales were 17.6% for the first six months of fiscal 2000 compared to 17.0% for the first six months of fiscal 1999. This increase was primarily due to higher store selling payroll expenses and medical expenses, which increased due to the reasons stated above.

    Pre-opening expenses as a percent of sales were 0.2% for the second quarter and first six months of fiscal 2000 compared to 0.3% for the second quarter and first six months of fiscal 1999. The Company opened 41 stores and relocated one store during the second quarter of fiscal 2000 compared with 49 new stores and four store relocations during the second quarter of fiscal 1999. General and administrative expenses as a percent of sales were 1.7% for the second quarter of fiscal 2000 compared to 1.5% for the second quarter of fiscal 1999. For the first six months of fiscal 2000, general and administrative expenses as a percent of sales were 1.8% compared to 1.6% for the same period in fiscal 1999. The increase for both periods was related to incremental expenses associated with long-term growth and strategic initiatives, including e-commerce, international expansion and the opening of four new divisional offices during the second half of fiscal 1999.

    Net interest as a percent of sales was 0.0% for the second quarter and income of 0.1% for the first six months of fiscal 2000 compared to 0.0% for the second quarter and first six months of fiscal 1999. As a percent of sales, interest and investment income was 0.1% for all comparable periods of both fiscal 2000 and fiscal 1999. Interest expense as a percent of sales was 0.1% for the second quarter of both fiscal 2000 and fiscal 1999. For the first six months of fiscal 2000, interest expense as a percent of sales was 0.0% compared to 0.1% for the same period in fiscal 1999. The decrease was primarily due to higher capitalized interest resulting from a larger percentage of owned stores under construction.

    The Company's combined federal and state effective income tax rate decreased to 38.8% for the second quarter and first six months of fiscal 2000 from 39.2% for the comparable periods of fiscal 1999. The decrease was attributable to higher tax credits for the second quarter and first six months of fiscal 2000 compared to the same periods in fiscal 1999.

    Net earnings as a percent of sales increased to 6.6% and 6.2% for the second quarter and first six months of fiscal 2000, respectively, from 6.5% and 6.0% for the second quarter and first six months of fiscal 1999, respectively. The increases as a percent of sales for fiscal 2000 were primarily attributable to a higher gross profit rate partially offset by higher operating expenses as a percent of sales, as described above.

    Diluted earnings per share were $0.36 and $0.62 for the second quarter and first six months of fiscal 2000, respectively, compared to $0.29 and $0.50 for the second quarter and first six months of fiscal 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flow generated from store operations provides the Company with a significant source of liquidity. Additionally, a significant portion of the Company's inventory is financed under vendor credit terms. During the first six months of fiscal 2000, the Company opened 82 stores, relocated three stores and temporarily closed one store, which is planned to reopen on the same site during the third quarter of fiscal 2000. During the remainder of fiscal 2000, the Company plans to open approximately 122 new stores and relocate five stores, for a 22% unit growth rate for the year. It is anticipated that approximately 86% of these locations will be owned, and the remainder will be leased.

    The Company has two operating lease agreements totaling $882 million for the purpose of financing construction costs of certain new stores. Under the operating lease agreements, the lessor purchases the properties, pays for the construction costs and subsequently leases the facilities to the Company. The leases provide for substantial residual value guarantees and include purchase options at original cost on each property. The Company financed a portion of its new stores in fiscal 1997, 1998 and 1999, as well as an office building in fiscal 1999, under the operating lease agreements and anticipates utilizing these facilities to finance selected new stores and an office building in fiscal 2000. In addition, some stores opening during fiscal 2000 will be leased individually, and it is expected that many locations may be obtained through the acquisition of land parcels and construction or purchase of buildings. The cost of new stores to be constructed and owned by the Company varies widely, principally due to land costs, and currently averages approximately $13.7 million per location. The cost to remodel and/or fixture stores to be leased averages approximately $4.4 million per store. In addition, each new store requires approximately $3.3 million to finance inventories, net of vendor financing.

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

    The Company has a commercial paper program that allows borrowings up to a maximum of $800 million. As of July 30, 2000, there were no borrowings outstanding under the program. In connection with the program, the Company has a back-up credit facility with a consortium of banks for up to $800 million. The credit facility, which expires in September 2004, contains various restrictive covenants, none of which is expected to impact the Company's liquidity or capital resources.

    As of July 30, 2000, the Company had $940 million in cash and cash equivalents. Management believes that its current cash position, the proceeds from short-term investments, internally generated funds, funds available from its $800 million commercial paper program and the ability to obtain alternate sources of financing should enable the Company to complete its capital expenditure programs, including store openings and renovations, through the next several fiscal years.

IMPACT OF INFLATION AND CHANGING PRICES

    Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe inflation has had a material effect on sales or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    The Company uses derivative financial instruments at various times to manage the risk associated with foreign currency fluctuations on cross-border purchases of inventory. These contracts are currently insignificant to the Company's operations and financial position.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

    At the Company's Annual Meeting of Stockholders held on May 31, 2000, the stockholders elected the following nominees to the Board of Directors with votes cast as follows: Col. Frank Borman: 1,987,873,799 shares for and 21,276,265 shares against and Mr. Berry R. Cox: 1,990,453,828 shares for and 18,696,237 shares against. There were no abstentions or broker non-votes applicable to the election of directors. The following other directors have terms as director that continue after the meeting: Mr. Arthur M. Blank, Mr. John L. Clendenin, Mr. William S. Davila, Mr. Milledge A. Hart, III, Ms. Bonnie G. Hill, Mr. Kenneth G. Langone, Mr. Bernard Marcus and Ms. M. Faye Wilson. Mr. Ronald M. Brill did not stand for re-election.

    The stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares with votes cast as follows: 1,817,014,447 shares for; 184,896,688 shares against; 7,236,224 shares abstained; and 2,550 broker non-votes.

    The stockholders approved an amendment to the Company's Certificate of Incorporation to eliminate the classes of the Board of Directors with votes cast as follows: 1,549,612,737 shares for; 20,155,174 shares against; 9,867,362 shares abstained; and 429,514,792 broker non-votes.

    The stockholders rejected a proposal relating to a report on certain employment matters with votes cast as follows: 153,102,100 shares for; 1,313,265,622 shares against; 113,205,132 shares abstained; and 429,577,055 broker non-votes.

    The stockholders approved a proposal relating to simple-majority voting with votes cast as follows: 820,443,857 shares for; 678,781,302 shares against; 80,280,124 shares abstained; and 429,644,626 broker non-votes.

Item 5.  Other Information

    None

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

3.1	Restated Certificate of Incorporation of The Home Depot, Inc., as amended
11.1	Computation of Basic and Diluted Earnings Per Share
27.1	Financial Data Schedule (only submitted to SEC in electronic format)

  (b)
  Reports on 8-K

      No reports on form 8-K were filed during the quarter ended July 30, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HOME DEPOT, INC. (Registrant)
	By:	/s/ ARTHUR M. BLANK Arthur M. Blank President & CEO
/s/ CAROL B. TOMÉ Carol B. Tomé Senior Vice President—Finance & Treasurer
August 24, 2000 (Date)

THE HOME DEPOT, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit	Description
3.1	Restated Certificate of Incorporation of The Home Depot, Inc., as amended
11.1	Computation of Basic and Diluted Earnings Per Share
27.1	Financial Data Schedule (only submitted to SEC in electronic format)

QuickLinks

PART I. FINANCIAL INFORMATION
THE HOME DEPOT, INC. AND SUBSIDIARIES
SIGNATURES