Form 10-Q
period 2000-10-30
HOME DEPOT INC
filed 2000-11-22
CIK 354950

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2000

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

$.05 par value 2,321,275,452 Shares, as of November 17, 2000

THE HOME DEPOT, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

October 29, 2000

Page
Part I. Financial Information:
Item 1. Financial Statements
CONSOLIDATED STATEMENTS OF EARNINGS — Three-Month and Nine-Month Periods Ended October 29, 2000 and October 31, 1999	3
CONSOLIDATED CONDENSED BALANCE SHEETS — As of October 29, 2000 and January 30, 2000	4
CONSOLIDATED STATEMENTS OF CASH FLOWS — Nine-Month Periods Ended October 29, 2000 and October 31, 1999	5
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — Three-Month and Nine-Month Periods Ended October 29, 2000 and October 31, 1999	6
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS	7
Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition	8 - 12
Item 3. Quantitative and Qualitative Disclosures about Market Risk	12
Part II. Other Information:
Item 4. Submission of Matters to a Vote of Security Holders	12
Item 5. Other Information	12
Item 6. Exhibits and Reports on Form 8-K	12
Signature Page	13
Index to Exhibits	14

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In Millions, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	October 29, 2000	October 31, 1999	October 29, 2000	October 31, 1999
Net Sales	$11,545	$9,877	$35,275	$29,260
Cost of Merchandise Sold	8,095	6,983	24,812	20,771

Gross Profit	3,450	2,894	10,463	8,489
Operating Expenses:
Selling and Store Operating	2,154	1,758	6,317	5,054
Pre-Opening	39	24	94	78
General and Administrative	203	171	620	480

Total Operating Expenses	2,396	1,953	7,031	5,612
Operating Income	1,054	941	3,432	2,877
Interest Income (Expense):
Interest and Investment Income	13	12	42	24
Interest Expense	(5)	(10)	(16)	(36)

Interest, Net	8	2	26	(12)

Earnings Before Income Taxes	1,062	943	3,458	2,865
Income Taxes	412	370	1,342	1,123

Net Earnings	$650	$573	$2,116	$1,742

Weighted Average Number of Common Shares Outstanding	2,317	2,235	2,313	2,225
Basic Earnings Per Share	$0.28	$0.26	$0.91	$0.78

Weighted Average Number of Common Shares Outstanding Assuming Dilution	2,352	2,342	2,352	2,339
Diluted Earnings Per Share	$0.28	$0.25	$0.90	$0.75

Dividends Per Share	$0.04	$0.03	$0.12	$0.07

See accompanying notes to consolidated condensed financial statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(In Millions, Except Share Data)

	October 29, 2000	January 30, 2000
ASSETS
Current Assets:
Cash and Cash Equivalents	$284	$168
Short-Term Investments	16	2
Receivables, Net	909	587
Merchandise Inventories	6,464	5,489
Other Current Assets	206	144

Total Current Assets	7,879	6,390

Property and Equipment, at cost	14,359	11,890
Less: Accumulated Depreciation and Amortization	2,030	1,663

Net Property and Equipment	12,329	10,227

Long-Term Investments	16	15
Notes Receivable	71	48
Cost in Excess of the Fair Value of Net Assets Acquired	306	311
Other	125	90

	$20,726	$17,081

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$2,715	$1,993
Accrued Salaries and Related Expenses	737	541
Sales Taxes Payable	360	269
Other Accrued Expenses	1,176	763
Income Taxes Payable	71	61
Current Installments of Long-Term Debt	30	29

Total Current Liabilities	5,089	3,656
Long-Term Debt, excluding current installments	774	750
Other Long-Term Liabilities	246	237
Deferred Income Taxes	150	87
Minority Interest	12	10
Stockholders' Equity:
Common Stock, par value $0.05. Authorized: 10,000,000,000 shares; issued and outstanding—2,318,063,000 shares at 10/29/00 and 2,304,317,000 shares at 1/30/00	116	115
Paid-In Capital	4,646	4,319
Retained Earnings	9,779	7,941
Accumulated Other Comprehensive Income	(80)	(27)

	14,461	12,348

Less Shares Purchased for Compensation Plans	6	7

Total Stockholders' Equity	14,455	12,341

	$20,726	$17,081

See accompanying notes to consolidated condensed financial statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Millions)

	Nine Months Ended
	October 29, 2000	October 31, 1999
Cash Provided From Operations:
Net Earnings	$2,116	$1,742
Reconciliation of Net Earnings to Net Cash Provided by Operations:
Depreciation and Amortization	437	338
Increase in Receivables, Net	(323)	(175)
Increase in Merchandise Inventories	(990)	(963)
Increase in Accounts Payable and Accrued Expenses	1,447	1,395
Increase in Income Taxes Payable	119	62
Other	(13)	(25)

Net Cash Provided by Operations	2,793	2,374

Cash Flows From Investing Activities:
Capital Expenditures	(2,641)	(1,794)
Payments for Businesses Acquired, Net	(19)	(28)
Proceeds From Sales of Property and Equipment	66	50
Purchases of Investments	(31)	(32)
Proceeds from Maturities of Investments	17	2
Advances Secured by Real Estate, Net	(23)	(14)

Net Cash Used In Investing Activities	(2,631)	(1,816)

Cash Flows From Financing Activities:
Repayments of Commercial Paper Obligations, Net	—	(246)
Proceeds from Long-Term Borrowings, Net	21	497
Principal Repayments of Long-Term Debt	(4)	(7)
Proceeds from Sale of Common Stock, Net	218	239
Cash Dividends Paid to Stockholders	(278)	(163)
Minority Interest Contributions to Partnership	—	7

Net Cash (Used In) Provided By Financing Activities	(43)	327

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(3)	(1)
Increase in Cash and Cash Equivalents	116	884
Cash and Cash Equivalents at Beginning of Period	168	62

Cash and Cash Equivalents at End of Period	$284	$946

See accompanying notes to consolidated condensed financial statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In Millions)

	Three Months Ended		Nine Months Ended
	October 29, 2000	October 31, 1999	October 29, 2000	October 31, 1999
Net Earnings	$650	$573	$2,116	$1,742
Other Comprehensive Income:
Foreign Currency Translation Adjustments	(34)	17	(53)	17

Total Other Comprehensive Income	(34)	17	(53)	17

Comprehensive Income	$616	$590	$2,063	$1,759

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

	Three Months Ended		Nine Months Ended		Percentage Increase (Decrease) in Dollar Amounts
	October 29, 2000	October 31, 1999	October 29, 2000	October 31, 1999	Three Months	Nine Months
Selected Consolidated Statements of Earnings Data
Net Sales	100.0%	100.0%	100.0%	100.0%	16.9%	20.6%
Gross Profit	29.9	29.3	29.7	29.0	19.2	23.3
Operating Expenses:
Selling and Store Operating	18.7	17.8	17.9	17.3	22.5	25.0
Pre-Opening	0.3	0.3	0.3	0.3	62.5	20.5
General and Administrative	1.8	1.7	1.8	1.6	18.7	29.2

Total Operating Expenses	20.8	19.8	20.0	19.2	22.7	25.3

Operating Income	9.1	9.5	9.7	9.8	12.0	19.3
Interest Income (Expense):
Interest and Investment Income	0.1	0.1	0.1	0.1	8.3	75.0
Interest Expense	(0.0)	(0.1)	(0.0)	(0.1)	(50.0)	(55.6)

Interest, Net	0.1	0.0	0.1	0.0	300.0	100.0
Earnings Before Income Taxes	9.2	9.5	9.8	9.8	12.6	20.7
Income Taxes	3.6	3.7	3.8	3.8	11.4	19.5

Net Earnings	5.6%	5.8%	6.0%	6.0%	13.4	21.5

Selected Consolidated Sales Data
Number of Transactions (000's)	235,641	201,483	716,201	602,151	17.0	18.9
Average Sale Per Transaction	$49.01	$48.75	$49.07	$48.28	0.5	1.6
Weighted Average Weekly Sales Per Operating Store (000's)	$862	$879	$912	$912	(1.9)	0.0
Weighted Average Sales Per Square Foot	$414	$425	$438	$441	(2.6)	(0.7)

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

RESULTS OF OPERATIONS

    Sales for the third quarter of fiscal 2000 increased 16.9% to $11.545 billion from $9.877 billion for the third quarter of fiscal 1999. For the first nine months of fiscal 2000, sales increased 20.6% to $35.275 billion from $29.260 billion for the comparable period in fiscal 1999. The sales increase for both periods was primarily attributable to new stores (1,064 stores open at the end of the third quarter of fiscal 2000 compared with 878 at the end of the third quarter of fiscal 1999) and a comparable store-for-store sales increase of 4% for the third fiscal quarter and 6% for the first nine months of fiscal 2000. Sales for the third quarter of fiscal 2000 were unfavorably impacted by price deflation in lumber and certain building material products as well as higher customer demand last year for certain product categories resulting from Y2K and Hurricane Floyd.

    Gross profit as a percent of sales was 29.9% for the third quarter of fiscal 2000 compared with 29.3% for the third quarter of fiscal 1999. For the first nine months of fiscal 2000, gross profit as a percent of sales was 29.7% compared with 29.0% for the comparable period of fiscal 1999. The gross profit rate increase for both periods was primarily attributable to the ongoing benefits of product line reviews, which have resulted in lower costs of merchandise and more effective product assortments, reduced sales penetrations of lower margin lumber sales and the continued roll-out of tool rental centers. At the end of the third quarter of fiscal 2000, the Company was operating 281 tool rental centers compared to 112 at the end of the third quarter of fiscal 1999. In addition, cost reductions have been realized through direct sourcing of import products. These favorable impacts were partially offset by increased sales penetrations of appliances, which typically carry a lower margin rate, as well as by increases in energy-related product and transportation costs.

    Total operating expenses as a percent of sales were 20.8% for the third quarter of fiscal 2000 compared with 19.8% for the third quarter of fiscal 1999. For the first nine months of fiscal 2000, operating expenses totaled 20.0% compared with 19.2% for the first nine months of fiscal 1999.

    Selling and store operating expenses as a percent of sales were 18.7% for the third quarter of fiscal 2000 compared to 17.8% for the same period in 1999. The increase was primarily attributable to higher store selling payroll expenses resulting primarily from continued market wage pressures, partially offset by an increase in productivity as measured by sales per labor hour. The addition of tool rental centers also increased payroll costs, but improved gross margin and return on sales. In addition, medical insurance costs were higher during the third quarter of fiscal 2000 compared to the same period of fiscal 1999 due to higher enrollment in the Company's medical plans and the continued inflation of healthcare costs. Also contributing to the increase were higher delivery expenses related to the professional business customer initiative, which is now in 148 stores this year versus 25 at the end of the third quarter of fiscal 1999. Finally, increases in property taxes, property rent and utilities were due to new store growth and energy rate increases. Selling and store operating expenses as a percent of sales were 17.9% for the first nine months of fiscal 2000 compared to 17.3% for the first nine months of fiscal 1999. This increase was primarily due to the reasons stated above.

    Pre-opening expenses as a percent of sales were 0.3% for all comparable periods during the third quarter and first nine months of both fiscal 2000 and fiscal 1999. The Company opened 52 stores and reopened one store during the third quarter of fiscal 2000 compared with 30 new stores and two store reopenings during the third quarter of fiscal 1999. General and administrative expenses as a percent of sales were 1.8% for the third quarter of fiscal 2000 compared to 1.7% for the third quarter of fiscal 1999. For the first nine months of fiscal 2000, general and administrative expenses as a percent of sales were 1.8% compared to 1.6% for the same period in fiscal 1999. The increase for both periods was related to incremental expenses associated with long-term growth and strategic initiatives, including e-commerce, international expansion and the opening of four new divisional offices during the fourth quarter of fiscal 1999.

    Net interest income as a percent of sales was 0.1% for the third quarter and first nine months of fiscal 2000 compared to 0.0% for the third quarter and first nine months of fiscal 1999. As a percent of sales, interest and investment income was 0.1% for all comparable periods of both fiscal 2000 and fiscal 1999. Interest expense as a percent of sales was 0.0% for the third quarter and first nine months of fiscal 2000 compared to 0.1% for the third quarter and first nine months of fiscal 1999. The decrease was primarily due to higher capitalized interest resulting from a larger percentage of owned stores under construction.

    The Company's combined federal and state effective income tax rate decreased to 38.8% for the third quarter and first nine months of fiscal 2000 from 39.2% for the comparable periods of fiscal 1999. The decrease was attributable to higher tax credits for the first nine months of fiscal 2000 compared to the same period in fiscal 1999.

    Net earnings as a percent of sales decreased to 5.6% for the third quarter of fiscal 2000, from 5.8% for the third quarter of fiscal 1999. For the first nine months of fiscal 2000 and fiscal 1999, net earnings as a percent of sales was 6.0%. The decrease as a percent of sales for the third quarter of fiscal 2000 was primarily attributable to higher operating expenses, which were partially offset by a higher gross profit rate, as described above.

    Diluted earnings per share were $0.28 and $0.90 for the third quarter and first nine months of fiscal 2000, respectively, compared to $0.25 and $0.75 for the third quarter and first nine months of fiscal 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flow generated from store operations provides the Company with a significant source of liquidity. Additionally, a significant portion of the Company's inventory is financed under vendor credit terms. During the first nine months of fiscal 2000, the Company opened 134 stores, relocated three stores and temporarily closed one store, which reopened on the same site during the third quarter of fiscal 2000. During the remainder of fiscal 2000, the Company plans to open approximately 69 new stores and relocate four stores, a total of 203 stores for the year. It is anticipated that approximately 83% of the fourth quarter locations will be owned, and the remainder will be leased.

    The Company has two operating lease agreements totaling $882 million for the purpose of financing construction costs of certain new stores. Under the operating lease agreements, the lessor purchases the properties, pays for the construction costs and subsequently leases the facilities to the Company. The leases provide for substantial residual value guarantees and include purchase options at original cost on each property. The Company financed a portion of its new stores in fiscal 1997, 1998 and 1999, as well as office buildings in fiscal 1999 and 2000, under the operating lease agreements and anticipates utilizing these facilities to finance selected new stores in fiscal 2000. In addition, some stores opening during fiscal 2000 will be leased individually, and it is expected that many locations may be obtained through the acquisition of land parcels and construction or purchase of buildings. The cost of new stores to be constructed and owned by the Company varies widely, principally due to land costs, and is expected to average approximately $14.0 million per location. The cost to remodel and/or fixture stores to be leased is expected to average approximately $4.5 million per store. In addition, each new store is projected to require approximately $3.4 million to finance inventories, net of vendor financing.

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

    The Company has a commercial paper program that allows borrowings up to a maximum of $800 million. As of October 29, 2000, there were no borrowings outstanding under the program. In connection with the program, the Company has a back-up credit facility with a consortium of banks for up to $800 million. The credit facility, which expires in September 2004, contains various restrictive covenants, none of which is expected to impact the Company's liquidity or capital resources.

    As of October 29, 2000, the Company had $284 million in cash and cash equivalents. Management believes that its current cash position, the proceeds from short-term investments, internally generated funds, funds available from its $800 million commercial paper program and the ability to obtain alternate sources of financing should enable the Company to complete its capital expenditure programs, including store openings and renovations, through the next several fiscal years.

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
None
Item 5.	Other Information
None
Item 6.	Exhibits and Reports on Form 8-K
(a)	Exhibits
11.1	Computation of Basic and Diluted Earnings Per Share
27.1	Financial Data Schedule (only submitted to SEC in electronic format)
(b)	Reports on 8-K
No reports on form 8-K were filed during the quarter ended October 29, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HOME DEPOT, INC. (Registrant)
	By:	/s/ ARTHUR M. BLANK Arthur M. Blank President & CEO
/s/ CAROL B. TOMÉ Carol B. Tomé Senior Vice President—Finance & Accounting
November 22, 2000 (Date)

THE HOME DEPOT, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit	Description
11.1	Computation of Basic and Diluted Earnings Per Share
27.1	Financial Data Schedule (only submitted to SEC in electronic format)

QuickLinks

PART I. FINANCIAL INFORMATION
THE HOME DEPOT, INC. AND SUBSIDIARIES
SIGNATURES
THE HOME DEPOT, INC. AND SUBSIDIARIES
INDEX TO EXHIBITS