Form 10-K
period 2001-01-28
HOME DEPOT INC
filed 2001-04-23
CIK 354950

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                   FOR ANNUAL AND TRANSITION REPORTS PURSUANT
         TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 (Mark One)
[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended January 28, 2001
                                       OR
[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
          ------------

The aggregate market value of the Common Stock of the Registrant held by nonaffiliates of the Registrant on April 2, 2001, was $93,798,491,076. The aggregate market value was computed by reference to the closing price of the Common Stock on the New York Stock Exchange on such date. For the purposes of this response, executive officers and directors are deemed to be the affiliates of the Registrant and the holdings by nonaffiliates was computed at 2,204,590,489 shares.

The number of shares outstanding of the Registrant's Common Stock as of April 2, 2001 was 2,327,253,241 shares.

INCORPORATION BY REFERENCE

Filings made by companies with the Securities and Exchange Commission sometimes "incorporate information by reference." This means that the company is referring you to information that was previously filed with the SEC, and this information is considered to be part of the filing you are reading. The following materials are incorporated by reference into this Form 10-K:

         - Information contained in our Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated by reference in response to Items 10 through 13 of Part III.

         - Information contained on pages 20 through 31 of our 2000 Annual Report to Stockholders is incorporated by reference in response to Item 8 of Part II.

FORWARD-LOOKING STATEMENTS MAY PROVE INACCURATE

Certain statements we make in this report, and other written and oral statements made by us or our authorized executive officers on our behalf may constitute "forward-looking statements" within the meaning of the federal securities laws. Words or phrases such as "should result," "are expected to," "we anticipate," "we estimate," "we project," "we believe" or similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and its present expectations or projections. These risks and uncertainties include, but are not limited to:

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

You should not place undue reliance on forward-looking statements, since such statements speak only as of the date they are made. Additional information concerning the risks and uncertainties listed above and other factors you may wish to consider are provided beginning on page 22 under "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition - Forward-Looking Statements May Prove Inaccurate."

                                     PART I
ITEM 1.  BUSINESS

The Home Depot, Inc. is the world's largest home improvement retailer and the second largest retailer in the United States based on net sales volume for fiscal 2000. At the end of our 2000 fiscal year, we were operating 1,103 Home Depot(R) stores and 26 EXPO Design Center(R) stores. A description of these two types of stores is as follows:

         - HOME DEPOT STORES: Home Depot stores sell a wide assortment of building materials and home improvement and lawn and garden products and provide a number of services. Home Depot stores average approximately 108,000 square feet of enclosed space, with an additional approximately 24,000 square feet in the outside garden area. At fiscal year end, we had 1,096 Home Depot stores located throughout the United States and Canada, as well as seven in South America.

         - EXPO DESIGN CENTER STORES: EXPO Design Center stores sell products and services primarily for design and renovation projects. Unlike Home Depot stores, EXPO Design Center stores do not sell building materials and lumber. Rather, EXPO Design Center stores offer interior design products, such as kitchen and bathroom cabinetry, tiles, flooring and lighting fixtures, and installation services. The prototypical EXPO Design Center is approximately 100,000 square feet.

Additionally, at the end of fiscal 2000 we were operating four Villager's(R) Hardware test stores in New Jersey. Villager's Hardware stores offer products for home enhancement and small projects. We also have one test store called The Home Depot Floor Store(SM) in Texas that sells only flooring products.

We also offer products through two direct marketing subsidiaries. Our Maintenance Warehouse(R) subsidiary is a leading direct mail marketer of maintenance, repair and operations products serving primarily the multi-family housing and lodging facilities management market. The company fills orders through its 19 distribution centers, which are located throughout the United States. During fiscal 2000, Maintenance Warehouse expanded its operations in Texas, Arizona and Georgia through the acquisition of N-E Thing Supply Company, Inc. National Blinds & Wallpaper(SM), a wholly owned subsidiary, is a telephone mail order service for wallpaper and custom window treatments.

We also operate two wholly owned subsidiaries, Georgia Lighting, Inc. and Apex Supply Company, Inc. Georgia Lighting(R), a leading specialty lighting designer, distributor and retailer, has six retail locations in Georgia. Apex Supply Company is a wholesale supplier of plumbing, HVAC, appliances and other related professional products with 22 locations in Georgia, Tennessee and South Carolina.

Our Store Support Center (corporate office) is located at 2455 Paces Ferry Road, Atlanta, Georgia 30339-4024. The telephone number is (770) 433-8211.

RETAIL BUSINESSES

HOME DEPOT STORES

OPERATING STRATEGY. The operating strategy for Home Depot stores is to offer a broad assortment of high-quality merchandise and services at competitive prices using highly knowledgeable, service-oriented personnel and aggressive advertising. We believe that our associates' knowledge of products and home improvement techniques and applications is very important in our marketing approach and our ability to maintain customer satisfaction. We regularly check our competitors' prices to ensure that our prices are competitive within each market.

CUSTOMERS. Home Depot stores serve three primary customer groups:

         - DO-IT-YOURSELF (D-I-Y) CUSTOMERS: These customers are typically homeowners who purchase products and complete their own projects and installations. To complement the in-store expertise of our associates, Home Depot stores offer many D-I-Y "how-to" clinics taught by associates and merchandise vendors.

         - BUY-IT-YOURSELF (B-I-Y) CUSTOMERS: These customers are typically homeowners who purchase materials themselves and hire third parties to complete the project and/or installation. We offer B-I-Y customers installation services for a variety of products through third party contractors.

         - PROFESSIONAL CUSTOMERS: These customers are professional repair remodelers, general contractors and tradesmen. In many stores we offer a variety of programs to these professional customers, including additional delivery and will-call services; dedicated staff; extensive merchandise selections; and expanded credit programs, all of which we believe increase sales.

PRODUCTS. A typical Home Depot store stocks approximately 40,000 to 50,000 product items, including variations in color and size. Each store carries a wide selection of high-quality and nationally advertised brand name merchandise. The following table shows the percentage of sales of each major product group for each of the last three fiscal years:


                                                                        Percentage of Sales for
                                                                           Fiscal Year Ended
                                                                 ------------------------------------
                                                                 Jan. 28,       Jan. 30,     Jan. 31,
                                                                   2001           2000         1999
                                                                 -------        -------      --------
   Product Group

   Building materials, lumber and millwork........                 23.6%         24.7%        24.4%
   Plumbing, electrical and kitchen...............                 27.6          26.6         26.8
   Hardware and seasonal..........................                 28.3          28.5         28.5
   Paint, flooring and wall coverings.............                 20.5          20.2         20.3
                                                                  -----         -----        -----

   Total..........................................                100.0%        100.0%       100.0%
                                                                  =====         =====        =====

We buy our store merchandise from vendors located throughout the world. No single vendor accounts for more than six percent of our total purchases, and we are not dependent on any single vendor. Most of our merchandise is purchased directly from manufacturers, which eliminates "middleman" costs. We believe that competitive sources of supply are readily available for substantially all of the products we sell in Home Depot stores.

We maintain a global sourcing merchandise program to source high-quality products directly from overseas manufacturers, which gives our customers a broader selection of products and better values while enhancing our gross margin. Our product development managers travel internationally to identify opportunities to purchase items directly for our stores. This enables us to improve product quality, to import products not currently available to our customers and to offer at a lower price products that would otherwise be purchased from third party importers. We currently source products from more than 260 manufacturers in approximately 35 countries.

To complement the established national brand name products we offer, we have formed strategic alliances with vendor partners to market products under brand names that are only offered through The Home Depot. At the end of fiscal year 2000, we offered products under more than 30 proprietary and other exclusive brands, including Thomasville(TM) kitchen and bathroom cabinets; RIDGID(R) power tools; Behr Premium Plus(R) paint; Mill's Pride(R) cabinets; GE SmartWater(TM) water heaters; and Vigoro(R) fertilizer. In the future, we may consider additional strategic alignments with other vendors to offer products under proprietary brand names. Additionally, we will continue to assess opportunities to expand the range of products available under existing proprietary brands.

INSTALLED SALES SERVICES. Home Depot stores offer a variety of installed sales programs through its At-Home Services business. This service targets the B-I-Y customer who will select and purchase materials for a project and prefers the Company to provide professional installation. We implement our installed sales programs through approximately 6,800 independent qualified contractors in the U.S. and Canada. These programs include the installation of carpeting, hard flooring, cabinets, solid surface countertops, exterior doors, garage doors, roofing, siding and windows. During fiscal 2000, we also began testing a residential HVAC program in Tennessee and Georgia and plan to expand the offering during fiscal 2001.

IN-STORE INITIATIVES. We continually assess our business to find opportunities to increase customer loyalty, thereby increasing sales. Accordingly, we implemented or expanded a number of in-store initiatives in Home Depot stores during fiscal 2000, including:

         - Professional Business Customer Initiative. We are committed to being the supplier of choice to a variety of professional customers, including certain repair remodelers, carpenters, plumbers, painters, electricians, building maintenance professionals and designers. During fiscal 2000, we continued to expand an initiative that adds service-related programs to our stores that are designed to increase sales to professional customers. Stores participating in the program add associates at a sales desk dedicated to providing more personalized service to professional customers, including managing accounts and taking and filling orders for pick-up or same-day delivery. Additionally, during the hours when professionals typically shop, these stores assign sales associates in certain departments to assist these customers. To better serve our professional customers, we also increase quantities of existing products typically purchased by professionals in bulk quantities and offer certain items in each department packaged in bulk to offer additional savings. While aimed at the professional customer, this program also enables us to better serve our D-I-Y customer with improved customer service, including delivery and will-call services, expanded credit programs and additional merchandise. Through this initiative, we have identified best practices in serving our professional customers that are being implemented in many of our stores without material additional costs. By the end of fiscal 2000, we had expanded the professional customer initiative into 29 markets with approximately 165 stores. We anticipate that during fiscal year 2001, we will expand this initiative to approximately 335 additional stores.

         - SPI Initiative. We began testing the Service Performance Improvement, or "SPI," initiative during fiscal 2000 in approximately 51 stores in three markets. The program focuses on making it easier to shop in our stores while emphasizing safety and improving customer service. Stores that have implemented the initiative assign some associates specific tasks while others focus on assisting customers. Additionally, these stores schedule associates to receive shipments and stock merchandise when our stores are closed or during hours when they have fewer customers. We believe this separation of assignments will allow us to provide better customer service while improving labor productivity, managing inventory more efficiently and increasing sales. We currently anticipate rolling this program out to most of our stores during fiscal 2001.

         - Appliance Sales. During fiscal 2000, we completed the roll-out of our appliance sales program to most of our stores in the U.S. Through this program we sell appliances manufactured by General Electric(R), Maytag(R) and other manufacturers. We display and stock the more popular appliances in our stores and offer the ability to special order over 2,000 additional products through computer kiosks located in the store. Through the computer kiosks we can check inventory and arrange for delivery to the customer directly from the manufacturer as soon as 48 hours after the order is placed. During fiscal 2001, we plan to expand the appliances we sell and to continue to test new formats for selling appliances.

         - Tool Rental. As part of our efforts to satisfy a broad range of the needs of our professional customers and our D-I-Y customers, we offer a tool rental service in certain stores. Under this program, we rent approximately 200 commercial-quality tools in ten categories, including saws, floor sanders, generators, gas powered lawn equipment and plumbing tools. Customers can lease the tools on an hourly, daily, weekly or monthly basis. Our associates who work in the tool rental area receive special training concerning the use and maintenance of the tools. As of January 28, 2001, we offered tool rental service in approximately 342 stores compared to 150 stores at the end of fiscal 1999. During fiscal 2001, we anticipate expanding tool rental services into additional stores, and we believe that ultimately tool rental centers will be in approximately 60% of our stores. We believe that offering this service increases the sales of related merchandise without reducing the sales of equipment similar to that available for rental.

         - Special Order Center Test. Currently, the special order center processes water heater orders nationwide through a toll-free number and special order blinds and wallpaper through a separate toll-free number that is available to approximately 95 stores in three markets. Stores currently participating in the program have experienced increased water heater sales and reductions in customer transaction times for placing orders for blinds and wallpaper.

         - Customer Education Programs. We offer several programs to enhance the skills and confidence of our D-I-Y customers. Our associates and vendors teach "how-to" clinics that focus on D-I-Y projects, such as installing garbage disposals, laying patio pavers or building a deck. In addition to the clinics, we offer Home Depot University(SM), which presents four-week modules allowing our customers to learn about several facets of a home improvement topic. For example, a room enhancement module may provide instruction on paint, wallpaper and window treatments. Through The Home Depot's Kids Workshop(SM) program, children are instructed in tool safety and complete a small project, such as building a birdhouse or tool box. We believe that these types of educational programs increase our sales by encouraging our customers to undertake more projects, differentiating us from our competition and reinforcing our position as experts in home improvement.

STORE GROWTH

United States. At the end of fiscal 2000, we were operating 1,029 Home Depot stores in the United States, including Puerto Rico. During fiscal 2000 in the U.S., we opened 173 new Home Depot stores and relocated eight existing Home Depot stores. Although these new store openings occurred primarily in existing markets, we continued our geographic expansion by opening stores in a number of new markets. We currently anticipate opening approximately 200 new stores and relocating nine existing stores during fiscal 2001.

To increase customer service levels, gain incremental sales and enhance long-term market penetration, we often open new stores near the edge of the market areas served by existing stores. While these openings may initially have a negative impact on comparable store-for-store sales, we believe this "cannibalization" strategy increases customer satisfaction and overall market share by reducing delays in shopping, increasing utilization by existing customers and attracting new customers to more convenient locations. During fiscal 2000, approximately 30% of our stores were cannibalized by new store openings.

Canada. At the end of fiscal 2000, we were operating 67 Home Depot stores in seven Canadian provinces. Of these stores, 14 were opened during fiscal 2000, including our first stores in Quebec and Nova Scotia. During fiscal 2001, we plan to open approximately 13 additional stores in Canada. Our Canadian stores are operated through a wholly owned Canadian subsidiary of The Home Depot.

South America. At the end of fiscal 2000, we were operating seven Home Depot stores in Chile and Argentina, and we anticipate opening additional stores in South America during fiscal 2001. We operate our Chilean Home Depot stores through a joint venture with S.A.C.I. Falabella, a leading department store retailer in Chile. Our controlling share of the joint venture is 66.67%.

Our Argentina stores are operated through a wholly owned Argentine subsidiary. We have offices in both Argentina and Chile from which day-to-day operations are handled by a management team comprised of local nationals and seasoned U.S. Home Depot managers.

EXPO DESIGN CENTER STORES

OPERATING STRATEGY. The operating strategy for our EXPO Design Center stores is to offer complete interior design services, high-quality, competitively priced products and installation services to assist our customers in their home decor and remodeling projects. Each EXPO Design Center store features up to eight different showrooms, each with full-size displays to help customers visualize the end result of possible interior design projects. To assist our customers, we employ associates who provide exceptional customer service and who have expertise in designing, planning and completing projects.

CUSTOMERS. Typically, customers at EXPO Design Center stores are middle to upper income B-I-Y customers, who purchase merchandise for installation by others. Accordingly, we offer installation services for most of the products we sell at these stores.

PRODUCTS. EXPO Design Center stores offer interior design products and installation services in the following core product categories:

         -        Kitchens
         -        Baths
         -        Decor
         -        Lighting
         -        Flooring
         -        Appliances
         -        Patio
         -        Window Treatments

EXPO Design Center stores offer a broad range of merchandise in an effort to meet all the needs of shoppers whose interior design preferences may go beyond the items available in a Home Depot store. While there is minimal overlap between the products offered in Home Depot stores and EXPO Design Center stores, those products available at EXPO Design Center stores are typically higher-end or more unique items. In addition to nationally advertised brand name products, we also offer items that must be special ordered or that are typically offered through showrooms open only to design professionals.

STORE GROWTH. At the end of fiscal 2000, we were operating 26 EXPO Design Center stores, eleven of which were opened that year. We currently anticipate opening 17 additional stores in fiscal 2001. These new stores are expected to average approximately 100,000 square feet and will incorporate a showroom environment.

IN-STORE SERVICES. We have associates at our EXPO Design Center stores to assist with every phase of a project. Certified kitchen and bath designers are on staff. We also have design professionals to help our customers design lighting, tile and flooring, custom upholstery and bedding, custom closets and window treatments. Installation services are available for most products at EXPO Design Center stores, including kitchens, baths, flooring, wallpaper, tile, lighting fixtures and window treatments. Our project managers ensure that the products are available and then schedule licensed third party contractors to complete the work. We warrant the workmanship of each installation for as long as the customer owns the home.

GEORGIA LIGHTING

We acquired our wholly owned subsidiary Georgia Lighting in June 1999. Georgia Lighting is a leading specialty lighting designer, distributor and retailer based in Atlanta. The company, which has six retail locations, offers an extensive collection of decorative lighting fixtures, supplies, accents and accessories to commercial and retail customers. We believe that the acquisition of Georgia Lighting has allowed us to strengthen our sourcing, training and merchandising in lighting for both The Home Depot and EXPO Design Center stores.

APEX SUPPLY COMPANY

In January 2000, we acquired Apex Supply Company, a wholesale distributor of plumbing, HVAC, appliances and other related products. The Company offers these products through 22 locations in Georgia, Tennessee and South Carolina and employs approximately 570 associates. Apex assisted us with the development of our HVAC program, and we believe this acquisition will help us to increase our penetration of the professional plumbing trades and to be able to handle special orders for plumbing products more efficiently in Home Depot stores.

VILLAGER'S HARDWARE STORES

During fiscal 1999, we opened the first two Villager's Hardware test stores, and in fiscal 2000 we opened an additional two stores, all of which are in New Jersey. These stores stock approximately 40,000 items, including variations in color and size, including hardware, fasteners, tools, plumbing, electrical and seasonal, as well as a broad selection of home enhancement products, including paint and wallpaper, window treatments, lighting, storage, housewares and giftware. We believe that the primary focus for these stores will be home enhancement and small projects. Each Villager's Hardware store has approximately 35,000 to 40,000 square feet of selling space in a retail environment, emphasizing customer service and education. During fiscal 2001, we will continue to analyze the results of this test.

THE HOME DEPOT FLOOR STORE

During fiscal 2000, we opened a test store in Plano, Texas that offers flooring products. The Floor Store's merchandise assortment includes carpet, ceramic, wood, laminate and vinyl flooring. During fiscal 2001, we will continue to analyze the results of this test.

INTERNET

Our website is located at www.homedepot.com. The site offers information about projects and our products, calculators to estimate the amount and kinds of materials needed to complete a project, as well as information about our company. As with our stores, the focus of our website is customer service. We believe our Internet site provides us with an opportunity to build relationships with our customers, educate our customers, improve service and increase incremental store sales.

During fiscal 2000, we began selling Home Depot products over the Internet in three markets. We offer customers the products available at stores in their local market on our website, and the products are priced based on the market in which the customer lives. Orders are fulfilled from our stores, and customers can either pick up their purchases or have them delivered. By integrating Internet purchases with our stores, we hope to provide our customers with greater flexibility and service. During fiscal 2001, we have begun to offer products that can be shipped by United Parcel Service for sale through the Internet in additional areas of the U.S.

DIRECT MARKETING SALES

We have two subsidiaries that sell merchandise through direct marketing:

- MAINTENANCE WAREHOUSE. Our Maintenance Warehouse subsidiary is a leading provider of maintenance, repair and operations products primarily to the multi-family housing and lodging facilities management market. Through its catalog, which is published semi-annually, Maintenance Warehouse offers approximately 16,000 items, including variations in color and size. Maintenance Warehouse, which employs approximately 1,100 people, emphasizes accurate order taking, delivery and personalized service. Orders are typically placed over the telephone, through a field sales representative or through the company's website at www.mwh.com, are filled through one of Maintenance Warehouses' 19 distribution centers and are shipped for same-day or next-day delivery. During fiscal 2000, Maintenance Warehouse expanded its operations in Texas, Arkansas and Georgia through the acquisition of N-E Thing Supply Company, Inc.

- NATIONAL BLINDS & WALLPAPER. National Blinds and Wallpaper sells decor products through telephone sales and over the Internet. The company markets primarily through magazine advertising aimed at customers seeking the lowest prices. The company maintains no inventory, but rather acts as a broker to fill special order sales.

STORE SUPPORT SERVICES

INFORMATION SYSTEMS. Each Home Depot, EXPO Design Center and Villager's Hardware store is equipped with a computerized point of sale system, electronic bar code scanning system and a UNIX server. Store information is communicated to the Store Support Center's computers via a land-based Asynchronous Transfer Mode ("ATM") network in the U.S. and a frame relay network internationally. These computers provide corporate, financial, merchandising and other back office function support. We believe our systems provide efficient customer check-out and returns, store-based inventory management, rapid order replenishment, labor planning support and item movement information. Fast registers, credit authorizations and check approvals expedite transactions in our stores at a pace that we believe sets the standard for our industry. For example, to better serve the increasing number of customers applying for credit while in our stores, the charge card approval process time has been reduced to less than 30 seconds.

We have implemented a mobile ordering system in our Home Depot stores using portable carts with computers to assist our associates in placing accurate orders for inventory. Through the system, an associate on the sales floor can see the supply the store has for a given item, review the suggested re-order quantities based on the store's historical experience and place an order with the vendor. We believe the system increases the efficiency and productivity of our associates because it requires less time and fewer people to assess and order inventory. We have also implemented a mobile signing system to help ensure that our signing is consistent with our point-of-sale price data. Additionally, we are in the process of rolling out additional systems tools to assist with labor scheduling to help ensure the best possible customer service levels.

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

ASSOCIATE DEVELOPMENT. As of January 28, 2001, we employed approximately 227,000 associates, of whom approximately 12,800 were salaried, with the remainder compensated on an hourly basis. Approximately 74% of our associates are employed on a full-time basis. To attract and retain qualified personnel, we seek to maintain salary and wage levels equal to or above those of our competitors in each market area. Store managers have access to information regarding competitive salary rates in their respective markets.

We develop our training programs in a continuing effort to service the needs of our associates. These programs are designed to increase associates' knowledge of merchandising departments and products, including mandatory product knowledge training classes, and to educate, develop and test the skills of those associates who are interested in being promoted. Because our policy is to promote or relocate current associates to serve as managers and assistant managers for new stores, training and assessment of our associates is essential to our growth. Our district managers and store managers typically meet with our human resources associates to discuss the development of assistant managers and certain department heads and consider possible candidates for promotion.

We have implemented programs in our stores to ensure that we hire and promote the best qualified associates in a non-discriminatory way. These programs integrate validated computerized tests for all applicants, as well as specialized tests for certain positions. If an applicant passes the computer test, he or she may be selected for a structured interview in which questions to be asked are selected by the computer based on the answers given on the original computer test. We also maintain a list of qualified associates who are interested in a new assignment and of qualified outside applicants that can be reviewed when positions become available.

We have never experienced a strike or any work stoppage, and we believe that our employee relations are good. There are no collective bargaining agreements covering any of our associates.

MARKETING. We are one of the nation's largest retail advertisers, and we utilize all forms of mass media and selected forms of highly targeted media. We also incorporate major sponsorships into our marketing plan, such as NASCAR(R), the Olympic games, CBS College Football and home and garden shows. We extend our reach and educate our customers through proprietary publications, such as the Home Improvement 1-2-3(TM) series and the Style Ideas magazine.

We execute our marketing campaigns on both a national and local basis. Because the vast majority of our stores are located throughout the United States and Canada, we can achieve greater efficiencies than smaller retailers by using national advertising. At the same time, we tailor the majority of our advertising locally to respond to market differences, both in terms of products and the competitive environment.

CREDIT SERVICES. Home Depot offers credit purchase programs to both professional and D-I-Y and B-I-Y customers. In fiscal 2000, 2.6 million new Home Depot credit accounts were opened, bringing the total number of Home Depot account holders to almost 8 million. Proprietary credit card sales accounted for approximately 19% of all Home Depot sales in fiscal 2000. During fiscal 2000, we rolled-out a program to all U.S. stores that gives our customers the opportunity to apply for unsecured Home Improvement Loans to purchase products and services in our stores. We believe that this loan program not only increases large sales, such as kitchen and bath remodels, but also generates incremental sales from our customers.

INTELLECTUAL PROPERTY. Through our wholly owned subsidiary, Homer TLC, Inc., we have registered or applied for registration of a variety of trade names, service marks, trademarks and copyrights for use in our business, including The Home Depot(R), the "Homer" (R) character, EXPO Design Center(R) stores, Hampton Bay(R) fans, lighting and accessories and PremiumCut(TM) lumber. We regard our intellectual property as having significant value and as being an important factor in the marketing of the Company and our stores and direct marketing efforts. We are not aware of any facts that could be expected to negatively impact our intellectual property.

QUALITY ASSURANCE PROGRAM. For our globally sourced products that we directly import, we have implemented a quality assurance program. Through this program, we have established criteria for both vendor/factory and product performance, which measure factors including product quality, timely shipments and fill rate. The performance record is monitored relative to our requirements and is also made available to the factories to allow them to strive for improvement. This quality assurance program, which is applied to products directly imported by Home Depot, has four components:

         - we authorize laboratories to test products prior to purchase to ensure compliance with requirements;

         - we develop and document product requirements, based on test results, applicable national and international standards and features determined by our merchants;

         - we assess the capability of factories to manufacture quality products that meet the expectations we have developed, as well as to assess their compliance with Home Depot policies on child labor; and

         - we routinely assess product quality and factory performance by conducting inspections at the factory on shipments to assure continued compliance with our product requirements, and we reserve the right to perform random audits on child labor policies.

LOGISTICS. We use several mechanisms to lower distribution costs and increase our efficiencies. A large percentage of our merchandise is shipped directly from our vendors to the stores. We operate a number of facilities to distribute the remaining merchandise to our stores. For example, certain import products require the use of distribution centers. Accordingly, we have seven import distribution centers, located in the United States, Canada, Argentina and Chile. Additionally, at the end of fiscal 2000, we had 27 lumber distribution facilities in the United States and Canada to support the lumber demands of our stores. We also operated one cross-docking transit facility, and we currently plan to add several additional facilities during fiscal 2001. At these facilities, we receive merchandise from manufacturers and immediately load it onto trucks for delivery to our stores. We continually assess opportunities to improve our distribution network to better satisfy the needs of our stores and to lower costs.

SAFETY. We are committed to maintaining a safe environment for our customers and associates. The Safety Department consists of a team of directors and managers in the field focused primarily on education and training, as well as an Atlanta-based team of dedicated safety resources who evaluate and implement policies and processes Company-wide. The goal of the Safety Department is to implement a safety program designed to engineer safety into the fabric of our Company, establishing a "safety first" approach to all facets of our business. Our Safety Department is responsible for managing the Company's safety program, which is implemented in conjunction with store-level associates, store and Division management, and the Human Resources and Merchandising Departments. The primary focuses of our safety program are (1) to establish safety standards and processes for all aspects of store operations and merchandising, (2) to effectively train appropriate associates on all applicable standards, and (3) to monitor compliance with established safety standards.

COMPETITION. Our business is highly competitive, based in part on price, store location, customer service and depth of merchandise. In each of the markets we serve, there are a number of other home improvement stores, electrical, plumbing and building materials supply houses and lumber yards. With respect to some products, we also compete with discount stores, local, regional and national hardware stores, mail order firms, warehouse clubs, independent building supply stores and, to a lesser extent, other retailers. In addition to these entities, our EXPO Design Center stores also compete with specialty design stores or showrooms, some of which are only open to interior design professionals.

Due to the variety of competition we face, we are unable to precisely measure our market share in existing market areas. We believe that we are an effective and significant competitor in our markets. Based on U.S. Census data estimates, internal estimates and data provided by the Home Improvement Research Institute, we believe that our market share in the U.S. and Canada, currently defined as including the Do-It-Yourself/Buy-It-Yourself, Tradesmen, Builders/General Contractors, Heavy Industrial, Repair and Remodeling and Property Maintenance markets, is approximately 9.4%.

EXECUTIVE OFFICERS

         Executive officers of Home Depot are elected by, and serve at the pleasure of, the Board of Directors. The following provides information as of January 28, 2001 concerning our executive officers:

         BERNARD MARCUS, age 71, is a co-founder of The Home Depot and serves as Co-Chairman of the Board. From inception of the Company in 1978 until 1997, he served as Chairman of the Board and Chief Executive Officer, at which time the title of CEO was passed on to Mr. Arthur M. Blank. In December 2000, Mr. Marcus became Co-Chairman of the Board. Mr. Marcus serves as a director on the boards of ChoicePoint Inc., and Westfield America, Inc.

         ARTHUR M. BLANK, age 58, is a co-founder of The Home Depot and has been Co-Chairman of the Board since December 2000. Prior thereto he had been President and Chief Executive Officer since 1997 and President, Chief Operating Officer and a director of The Home Depot since its inception in 1978. Mr. Blank is a member of the Board of Directors of Cox Enterprises, Inc. and Post Properties, Inc.

         ROBERT L. NARDELLI, age 52, has been President and Chief Executive Officer since December 2000. Prior thereto, Mr. Nardelli served as President and Chief Executive Officer of GE Power Systems, a division of General Electric Company, since 1995.

         LAURENCE B. APPEL, age 39, has been Senior Vice President - Legal since August 2000. Prior thereto, Mr. Appel was Vice President - Legal from 1999 until his most recent promotion. He joined the Company in 1997 as Senior Counsel. From 1995 until 1997, he was an attorney with the firm of Altman, Kritzer & Levick.

         MARK R. BAKER, age 43, has been Executive Vice President - Merchandising since October 2000, and prior to such time, had been Group President and Senior Vice President - Merchandising since June 1999. From 1997 until 1999, he was President of the Midwest Division. Mr. Baker joined the Company in 1996 as Vice President-Merchandising for the Midwest Division. Prior to joining The Home Depot, from 1992 until 1996, Mr. Baker was an Executive Vice President - Merchandising for HomeBase Inc. in Fullerton, California. In March 2000, Mr. Baker was promoted to Executive Vice President and Chief Operating Officer of Home Depot U.S. stores.

         DENNIS J. CAREY, age 54, has been Executive Vice President and Chief Financial Officer since May 1998. From 1994 to 1998, Mr. Carey was employed by AT&T Corp., most recently as Vice President and General Manager - Corporate Productivity and Mergers and Acquisitions. Prior to joining AT&T, Mr. Carey held a number of positions during his 25 year tenure with General Electric Company, including Vice President and General Manager of International Operations.

         JEFFREY W. COHEN, age 42, has been Division President - Service Business since January 2001 and prior to that time he had been Group
President - Direct Marketing Businesses since May 1998. From January 1997 until he joined The Home Depot, Mr. Cohen was President of Cohen & Associates Management Consultants. From 1995 through 1997, he was Executive Vice President of Harte-Hanks Direct Marketing, and prior thereto he was a Senior Vice President - General

Manager at GE Capital Corp. He also spent seven years at American Express Company where he held various marketing positions.

         VERNON JOSLYN, age 49, has been Division President - Midwest since January 2001, and he served as Group President from April 2000 until that time. He previously served as President of the Northeast Division from 1996 until April 2000. Mr. Joslyn also previously served as Vice President-Operations for the Northeast Division from 1993 until 1996.

         LYNN MARTINEAU, age 44, has been Division President - New Growth Businesses since January 2001. He previously served as Group President from April 2000 until he assumed his current position, was President - Western Division from 1996 through 2000 and was Vice President - Merchandising for the Southeast Division from 1994 through 1996.

         LARRY M. MERCER, age 54, is Executive Vice President of Operations. He is responsible for the functional leadership across the entire Home Depot enterprise, both domestically since March 1996 and internationally since January 2000. Prior to his promotion Mr. Mercer was President of the Northeast Division for five years. Mr. Mercer joined the Company in 1979 as an Assistant Store Manager and has risen through the ranks to his current position.

         ANDERS C. MOBERG, age 51, has served as Division President - International since January 2001. He joined the Company as Group President - International and Global Resourcing in August 1999. Prior to such time, Mr. Moberg was President of The IKEA Group for more than the previous five years.

         BARRY L. SILVERMAN, age 52, has been Division President - EXPO Design Center since January 2001 and prior thereto had served as Group President since January 2000. Prior thereto he was President - Southwest Division since 1997, and he was Vice President - Merchandising of the Northeast Division from 1991 through 1997.

         CAROL B. TOME, age 44, has been Senior Vice President - Finance and Accounting/ Treasurer since February 2000. She previously served as Vice President and Treasurer from 1995 until her most recent promotion. From 1992 until 1995, when she joined The Home Depot, Ms. Tome was Vice President and Treasurer of Riverwood International Corporation.

         M. FAYE WILSON, age 63, has served as Senior Vice President - Risk Management since January 2001 and has served on the Board of Directors for the Company since 1992. Prior to assuming her current position, Ms. Wilson was Senior Vice President - Value Initiatives since joining the Company in 1998. From 1992 until joining The Home Depot, she was an Executive Vice President of Bank of America NT&SA and Chairman and President of Security Pacific Financial Services, Inc. Ms. Wilson serves as a director of Farmers Insurance Group.

Item 2.  PROPERTIES

The following tables show locations of the 1,029 Home Depot stores in the United States and the 74 stores outside of the United States as of January 28, 2001:


                                Number of Stores                                              Number of Stores
         State                      in State                           State                      in State
         ---------------------------------------                       ---------------------------------------
         Alabama                      13                               Missouri                       18
         Alaska                        1                               Montana                         3
         Arizona                      28                               Nebraska                        1
         Arkansas                      3                               Nevada                         11
         California                  140                               New Hampshire                   5
         Colorado                     22                               New Jersey                     40
         Connecticut                  16                               New Mexico                      5
         Delaware                      3                               New York                       58
         Florida                      94                               North Carolina                 25
         Georgia                      48                               Ohio                           36
         Hawaii                        1                               Oklahoma                        7
         Idaho                         5                               Oregon                         11
         Illinois                     36                               Pennsylvania                   39
         Indiana                       5                               Puerto Rico                     2
         Iowa                          4                               Rhode Island                    1
         Kansas                        6                               South Carolina                 14
         Kentucky                      7                               South Dakota                    1
         Louisiana                    16                               Tennessee                      21
         Maine                         6                               Texas                          88
         Maryland                     24                               Utah                            9
         Massachusetts                26                               Vermont                         1
         Michigan                     43                               Virginia                       30
         Minnesota                    16                               Washington                     19
         Mississippi                   5                               Wisconsin                      16


         International          Number of Stores
         Location                 in Location
         ---------------------------------------
         Canada:
           Alberta                     9
           British Columbia            9
           Manitoba                    3
           Nova Scotia                 2
           Ontario                    39
           Quebec                      3
           Saskatchewan                2
         South America:
           Chile                       5
           Argentina                   2

The following table shows the location of the 26 EXPO Design Center stores by state as of January 28, 2001:


                                Number of Stores
         State                      in State
         ---------------------------------------
         California                  7
         Florida                     3
         Georgia                     2
         Illinois                    1
         Massachusetts               2
         Michigan                    2
         New Jersey                  1
         New York                    2
         Texas                       5
         Virginia                    1


Additionally, as of January 28, 2001, we were operating four Villager's Hardware test stores, all of which are located in New Jersey, six Georgia Lighting retail locations open to the public, all of which are located in Georgia, 22 Apex Supply locations, of which 15 are located in Georgia, five are located in Tennessee and two are located in South Carolina, and one The Home Depot Floor Store location in Texas.

Of our 1,134 Home Depot stores, EXPO Design Center stores, Villager's Hardware stores and The Floor Store at January 28, 2001, approximately 78% were owned (including those owned subject to a ground lease) consisting of approximately 95,667,000 square feet and approximately 22% were leased consisting of approximately 27,097,000 square feet. In recent years, we have increased the relative percentage of new stores that are owned. Although we take advantage of lease financing opportunities, we generally prefer to own stores because of greater operating control and flexibility, generally lower occupancy costs and certain other economic advantages.

Our executive, corporate staff and financial offices occupy approximately 1,665,000 square feet of leased and owned space in Atlanta, Georgia. In addition, as of January 28, 2001, we occupied an aggregate of approximately 1,368,000 square feet, of which approximately 305,000 square feet is owned and approximately 1,063,000 square feet is leased, for divisional store support centers and subsidiary customer support centers. These support centers are located in Orange and San Leandro, California; Tampa, Florida; Atlanta, Georgia; Arlington Heights, Illinois; Canton, Massachusetts; Plymouth, Michigan; South Plainfield, New Jersey; Dallas, Texas; Tukwila, Washington; Scarborough, Ontario and Quebec, Canada; Santiago, Chile; and Buenos Aires, Argentina.

At January 28, 2001, we utilized approximately 8,277,000 square feet of warehousing and distribution space, of which approximately 620,000 is owned and approximately 7,657,000 is leased.

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

No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2000.


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


                                                                       PRICE RANGE*                    CASH
                                                                --------------------------           DIVIDENDS
                                                                 LOW                  HIGH           DECLARED*
                                                                ------               -----           ---------
FISCAL YEAR 1999
  First Quarter ended May, 2, 1999                              $35.88               $45.29            $.020
  Second Quarter ended August 1, 1999                            36.75                46.63             .027
  Third Quarter ended October 31, 1999                           35.75                52.33             .027
  Fourth Quarter ended January 30, 2000                          49.92                69.75             .040

FISCAL YEAR 2000
  First Quarter ended April 30, 2000                            $51.00               $70.00            $.040
  Second Quarter ended July 30, 2000                             44.13                58.75             .040
  Third Quarter ended October 29, 2000                           34.69                60.00             .040
  Fourth quarter ended January 28, 2001                          35.44                52.50             .040

---------
*On December 30, 1999, there was a three-for-two stock split on all shares of stock owned by stockholders as of December 2, 1999. The stock prices and dividends in the table set forth above have been adjusted to reflect this stock split.

The Company paid its first cash dividend on June 22, 1987, and has paid dividends during each subsequent quarter. Future dividend payments will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors.

The number of record holders of The Home Depot's Common Stock as of April 2, 2001 was 212,010 (excluding individual participants in nominee security position listings).

RECENT SALES OF UNREGISTERED SECURITIES

On April 12, 2001, the Company issued $500 million aggregate principal amount of 5 3/8% Senior Notes due 2006 (the "Notes") in an unregistered private placement to the initial purchasers, Credit Suisse First Boston Corporation and Invemed Associates LLC. The aggregate offering price for the Notes was $499,215,000, or 99.843% of par value, and the initial purchasers received an aggregate discount of $3,000,000, or .6%. The initial purchasers subsequently placed the Notes with certain qualified institutional buyers in reliance upon Rule 144A promulgated under the Securities Act of 1933, as amended, and with certain persons in offshore transactions in reliance on Regulation S promulgated under the Securities Act. The Company intends to file a registration statement on Form S-4 under Securities Act pursuant to which it will offer to exchange registered notes for the Notes. The terms of the registered notes will be substantially the same as the terms of the Notes.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data of The Home Depot, Inc. for and as of the end of each of the periods indicated in the five-year period ended January 28, 2001 have been derived from the audited consolidated financial statements of The Home Depot, Inc., which consolidated financial statements have been audited by KPMG LLP. The selected consolidated financial data should be read in conjunction with the consolidated financial statements of The Home Depot, Inc., including the notes to those consolidated financial statements, and the audit reports of KPMG LLP, which are incorporated by reference elsewhere herein.


                                                                      Fiscal Year(1)
                                       ------------------------------------------------------------------------------
                                         2000             1999             1998             1997                1996
                                       -------          -------          -------          -------             -------
                                                         (amounts in millions, except per share data)
Net Sales ........................     $45,738          $38,434          $30,219          $24,156             $19,535
Net Earnings .....................       2,581            2,320            1,614            1,160(2)              938
Diluted Earnings per Share(3) ....        1.10             1.00             0.71             0.52(2)             0.43
Total Assets .....................      21,385           17,081           13,465           11,229               9,342
Long-Term Debt ...................       1,545              750            1,566            1,303               1,247
Cash Dividends per Share(3) ......        0.16             0.11             0.08             0.06                0.05

(1) Fiscal 2000, 1999, 1998, 1997 and 1996 refer to the fiscal years ended January 28, 2001; January 30, 2000; January 31, 1999; February 1, 1998; and February 2, 1997, respectively. Fiscal year 1996 consisted of 53 weeks; all other fiscal years noted consisted of 52 weeks.
(2) Includes the effect of a $104 million pre-tax non-recurring charge.
(3) All per share data have been adjusted for a three-for-two stock split on December 30, 1999, a two-for-one stock split on July 2, 1998 and a three-for-one stock split on July 3, 1997.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The data below reflect sales data, the percentage relationship between sales and major categories in the Consolidated Statements of Earnings and the percentage change in the dollar amounts of each of the items.


                                                                                                           PERCENTAGE
SELECTED CONSOLIDATED                                                                                  INCREASE (DECREASE)
STATEMENTS OF EARNINGS DATA                                                                             IN DOLLAR AMOUNTS
---------------------------                                         FISCAL YEAR(1)                     -------------------
                                                       ----------------------------------------          2000       1999
                                                         2000           1999             1998          vs. 1999   vs. 1998
                                                       --------       --------         --------        --------   --------

NET SALES ........................................        100.0%         100.0%           100.0%         19.0%      27.2%
GROSS PROFIT .....................................         29.9           29.7             28.5          19.9       32.6
OPERATING EXPENSES:
    Selling and Store Operating ..................         18.6           17.8             17.7          24.8       27.9
    Pre-Opening ..................................          0.3            0.3              0.3          25.7       28.4
    General and Administrative ...................          1.8            1.7              1.7          24.4       30.3
                                                          -----          -----            -----         -----      -----
        Total Operating Expenses .................         20.7           19.8             19.7          24.8       28.1
                                                          -----          -----            -----         -----      -----
        OPERATING INCOME .........................          9.2            9.9              8.8          10.1       42.6

INTEREST INCOME (EXPENSE):
    Interest and Investment Income ...............          0.1            0.1              0.1          27.0       23.3
    Interest Expense .............................         (0.1)          (0.1)            (0.1)        (48.8)     (10.9)
                                                          -----          -----            -----         -----      -----
        Interest, net ............................           --             --               --         750.0      (75.0)
                                                          -----          -----            -----         -----      -----

        Earnings Before Income Taxes .............          9.2            9.9              8.8          10.9       43.3
Income Taxes .....................................          3.6            3.9              3.5          10.2       42.7
                                                          -----          -----            -----         -----      -----
        NET EARNINGS .............................          5.6%           6.0%             5.3%         11.3%      43.7%
                                                          =====          =====            =====         =====      =====

SELECTED CONSOLIDATED SALES DATA(2)
Number of Transactions (000s) ....................      936,519        797,229          665,125          17.5%      19.9%
Average Sale per Transaction .....................     $  48.65       $  47.87         $  45.05           1.6        6.3
Weighted  Average  Weekly Sales per
    Operating Store ..............................     $864,000       $876,000         $844,000          (1.4)       3.8
Weighted Average Sales per Square Foot ...........     $ 414.68       $ 422.53         $ 409.79          (1.9)       3.1

(1) Fiscal years 2000, 1999 and 1998 refer to the fiscal years ended January 28, 2001; January 30, 2000; and January 31, 1999, respectively.

(2) Excludes wholly owned subsidiaries: Apex Supply Company, Georgia Lighting, Maintenance Warehouse, and National Blinds and Wallpaper.

RESULTS OF OPERATIONS

For an understanding of the significant factors that influenced the Company's performance during the past three fiscal years, the following discussion should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements presented in this annual report.

FISCAL YEAR ENDED JANUARY 28, 2001 COMPARED TO JANUARY 30, 2000

Net sales for fiscal 2000 increased 19.0% to $45.7 billion from $38.4 billion in fiscal 1999. This increase was attributable to, among other things, full year sales from the 169 new stores opened during fiscal 1999, a 4% comparable store-for-store sales increase and 204 new store openings.

Gross profit as a percent of sales was 29.9% for fiscal 2000 compared to 29.7% for fiscal 1999. The rate increase was primarily attributable to a lower cost of merchandise resulting from product line reviews, benefits from global sourcing programs and an increase in the number of tool rental centers from 150 at the end of fiscal 1999 to 342 at the end of fiscal 2000.

Operating expenses as a percent of sales were 20.7% for fiscal 2000 compared to 19.8% for fiscal 1999. Selling and store operating expenses as a percent of sales increased to 18.6% in fiscal 2000 from 17.8% in fiscal 1999. The increase was primarily attributable to higher store selling payroll expenses resulting from market wage pressures and an increase in employee longevity. In addition, medical costs increased due to higher family enrollment in the Company's medical plans, rising health care costs and higher prescription drug costs. Finally, store occupancy costs, such as property taxes, property rent, depreciation and utilities, increased due to new store growth and energy rate increases.

Pre-opening expenses as a percent of sales were 0.3% for both fiscal 2000 and 1999. The Company opened 204 new stores and relocated 8 stores in fiscal 2000, compared to opening 169 new stores and relocating 6 stores in fiscal 1999. Pre-opening expenses averaged $671,000 per store in fiscal 2000 compared to $643,000 per store in fiscal 1999. The higher average expense was primarily due to the opening of more EXPO Design Center stores and expansion of Home Depot stores into certain new markets including international locations, which involved longer pre-opening periods and higher training, travel and relocation costs.

General and administrative expenses as a percent of sales were 1.8% for fiscal 2000 compared to 1.7% for fiscal 1999. The increase was primarily due to investments in Internet development and international operations, as well as a full year of payroll and other costs associated with operating four new divisional offices, which opened during the fourth quarter of fiscal 1999.

Interest and investment income as a percent of sales was 0.1% for both fiscal 2000 and 1999. Interest expense as a percent of sales was 0.1% for both comparable periods.

The Company's combined federal and state effective income tax rate decreased to 38.8% for fiscal 2000 from 39.0% for fiscal 1999. The decrease was attributable to higher tax credits in fiscal 2000 compared to fiscal 1999.

Net earnings as a percent of sales were 5.6% for fiscal 2000 compared to 6.0% for fiscal 1999, reflecting higher selling and store operating expenses as a percent of sales partially offset by a higher gross profit rate as described above. Diluted earnings per share were $1.10 for fiscal 2000 compared to $1.00 for fiscal 1999.

FISCAL YEAR ENDED JANUARY 30, 2000 COMPARED TO JANUARY 31, 1999

Net sales for fiscal 1999 increased 27.2% to $38.4 billion from $30.2 billion in fiscal 1998. This increase was attributable to, among other things, full year sales from the 138 new stores opened during fiscal 1998, a 10% comparable store-for-store sales increase, and 169 new store openings and 6 store relocations during fiscal 1999.

Gross profit as a percent of sales was 29.7% for fiscal 1999 compared to 28.5% for fiscal 1998. The rate increase was primarily attributable to a lower cost of merchandise resulting from product line reviews and increased sales of imported products, and other merchandising initiatives begun in prior years and continued during fiscal 1999, as well as to sales mix shifts to higher gross margin product categories and assortments. In addition, inventory and refund systems improvements and more effective training resulted in better inventory shrink results and lower product markdowns.

Operating expenses as a percent of sales were 19.8% for fiscal 1999 compared to 19.7% for fiscal 1998. Selling and store operating expenses as a percent of sales increased to 17.8% in fiscal 1999 from 17.7% in fiscal 1998. The increase was primarily attributable to higher store selling payroll expenses resulting from market wage pressures and an increase in employee longevity, as well as by the Company's continued investment in new customer service initiatives. In addition, medical costs increased due to higher family enrollment in the Company's medical plans, increased claims and higher prescription drug costs. The Company's strong financial performance during fiscal 1999 also resulted in higher bonus expenses as a percent of sales. Credit card discounts increased as a result of higher penetrations of credit card sales and increases in non-private label discount rates. Partially offsetting these increases were lower net advertising expenses resulting from higher cooperative advertising participation by vendors and economies realized from the increased use of national advertising.

Pre-opening expenses as a percent of sales were 0.3% for both fiscal 1999 and 1998. The Company opened 169 new stores and relocated 6 stores in fiscal 1999, compared to 138 new stores and 4 store relocations in fiscal 1998. Pre-opening expenses averaged $643,000 per store in fiscal 1999 compared to $618,000 per store in fiscal 1998. The higher average expense was primarily due to the opening of more EXPO Design Center stores and expansion of Home Depot stores into certain new markets, which involved longer pre-opening periods and higher training, travel and relocation costs.

General and administrative expenses as a percent of sales were 1.7% for both fiscal 1999 and 1998. Incremental expenses related to long-term growth and business planning initiatives, including Internet development, international operations and the opening of four new divisional offices during the fourth quarter of fiscal 1999, were offset by efficiencies realized from increased sales.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from store operations provides the Company with a significant source of liquidity. Additionally, a portion of the Company's inventory is financed under vendor credit terms.

The Company currently plans to open approximately 200 new stores and relocate 9 existing stores during fiscal 2001. It is anticipated that approximately 92% of these locations will be owned, and the remainder will be leased.

The Company has two operating lease agreements totaling $882 million for the purpose of financing construction costs of certain new stores. Under the operating lease agreements, the lessor purchases the properties, pays for the construction costs and subsequently leases the facilities to the Company. The leases provide for substantial residual value guarantees and include purchase options at original cost on each property. The Company financed a portion of its new stores opened from fiscal 1997 through fiscal 2000, as well as office buildings in fiscal 1999 and 2000, under the operating lease agreements.

The cost of new stores to be constructed and owned by the Company varies widely, principally due to land costs, and is currently estimated to average approximately $14.1 million per location. The cost to remodel and/or fixture stores to be leased is expected to average approximately $4.9 million per store. In addition, each new store will require approximately $3.5 million to finance inventories, net of vendor financing.

During fiscal 1999, the Company issued $500 million of 6 1/2% Senior Notes ("Senior Notes"). The Senior Notes are due on September 15, 2004 and pay interest semi-annually. The Senior Notes may be redeemed by the Company at any time, in whole or in part, at a defined redemption price plus accrued interest up to the redemption date. The net proceeds from the offering were used to finance a portion of the Company's capital expenditure program, including store expansions and renovations, for working capital needs and for general corporate purposes.

The Company has a commercial paper program that allows borrowings up to a maximum of $1 billion. As of January 28, 2001, there were $754 million of borrowings outstanding under the program. In connection with the program, the Company has a back-up credit facility with a consortium of banks for up to $800 million. The credit facility, which expires in September 2004, contains various restrictive covenants, none of which is expected to impact the Company's liquidity or capital resources.

As of January 28, 2001, the Company had $167 million in cash and cash equivalents. Management believes that its current cash position, internally generated funds, funds available from its $1 billion commercial paper program and the ability to obtain alternate sources of financing should enable the Company to complete its capital expenditure programs, including store openings and renovations, through the next several fiscal years.

IMPACT OF INFLATION AND CHANGING PRICES

Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe inflation has had a material effect on sales or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires all derivatives to be carried on the balance sheet at fair value. Changes in the fair value of derivatives must be recognized in the Company's statements of earnings when they occur; however, there is an exception for derivatives that qualify as hedges as defined by SFAS 133. If a derivative qualifies as a hedge, a company can elect to use "hedge accounting" to eliminate or reduce the income statement volatility that would arise from reporting changes in a derivative's fair value. The Company will adopt SFAS 133 in the quarter ending April 29, 2001 and will record its derivatives at fair value. Based on the Company's derivative positions at January 28, 2001, the adoption of SFAS 133 will not have a material impact on the Company's financial results.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. As of January 28, 2001, the Company was in compliance with SAB 101.

FORWARD-LOOKING STATEMENTS MAY PROVE INACCURATE

Certain statements we make in this report, and other written or oral statements made by or on behalf of the Company, may constitute "forward-looking statements" within the meaning of the federal securities laws. Words or phrases such as "should result," "are expected to," "we anticipate," "we estimate," "we project," "we believe," or similar expressions are intended to identify forward-looking statements. Examples of such statements in this report include descriptions of our plans with respect to new store openings and relocations, our plans to enter new markets and expectations relating to our continuing growth. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and its present expectations or projections. Management believes that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. Such statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

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

- The impact of competition, including competition for customers, locations and products and in other important aspects of our business. Our primary competitors include electrical, plumbing and building materials supply houses, lumber yards, home improvement stores and other local, regional or national hardware stores, as well as discount department stores and any other channel of distribution that offers products that we sell. Our business is highly competitive, and we may face new types of competitors as we enter new markets or lines of business.

- Changes in laws and regulations, including changes in accounting standards, tax statutes or regulations and environmental and land use regulations, and uncertainties of litigation.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We use derivative financial instruments at various times to manage the risk associated with foreign currency and interest rate fluctuations. These contracts are insignificant to the Company's operations and financial position. We believe that our exposure to market risk associated with other financial instruments (such as investments and borrowings), interest rate risk and foreign currency rate risk is not material.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

We refer you to the "Consolidated Statements of Earnings," "Consolidated Balance Sheets," "Consolidated Statements of Stockholders' Equity and Comprehensive Income," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and "Independent Auditors' Report" contained in our Annual Report to Stockholders for the fiscal year ended January 28, 2001.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We refer you to our Proxy Statement for the 2001 Annual Meeting of Stockholders under the headings "Election of Directors and Director Biographies," "Board of Directors Information" and "General - Compliance with Section 16(a) Beneficial Ownership Reporting Requirements." Biographical information on our executive officers is contained in Item I of this Annual Report on Form 10-K.

Item 11. EXECUTIVE COMPENSATION

We refer you to the information in our Proxy Statement for the 2001 Annual Meeting of Stockholders under the headings "Executive Compensation," "Board of Directors Information" and "General - Compensation Committee Interlocks and Insider Participation."

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We refer you to the information in our Proxy Statement for the 2001 Annual Meeting of Stockholders under the heading "Stock Ownership."

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We refer you to the information in our Proxy Statement for the 2001 Annual Meeting of Stockholders under the heading "General - Insider Transactions."


                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) 1.   Financial Statements

The following financial statements are incorporated by reference from pages 20 through 31 of our Annual Report to Stockholders for the fiscal year ended January 28, 2001, as provided in Item 8 hereof:

         - Consolidated Statements of Earnings for the fiscal years ended January 28, 2001; January 30, 2000; and January 31, 1999.

         - Consolidated Balance Sheets as of January 28, 2001 and January 30, 2000.

         - Consolidated Statements of Stockholders' Equity and Comprehensive Income for the fiscal years ended January 28, 2001; January 30, 2000; and January 31, 1999.

         - Consolidated Statements of Cash Flows for the fiscal years ended January 28, 2001;

January 30, 2000; and January 31, 1999.

         -        Notes to Consolidated Financial Statements.

         -        Independent Auditors' Report.

             2.   Financial Statement Schedules

All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

         (b)      Reports on Form 8-K

There were no Current Reports on Form 8-K filed during the fourth quarter of fiscal 2000.

         (c)      Exhibits

Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the references in brackets.

The Registrant agrees to furnish a copy of all agreements relating to long-term debt upon request of the Commission.


 *3.l    Restated Certificate of Incorporation of The Home Depot, Inc., as amended. [FORM 10-Q FOR THE FISCAL
         QUARTER ENDED JULY 30, 2000, EXHIBIT 3.1]

 *3.2    By-laws, as amended and restated.  [FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 30, 2000, EXHIBIT 3.2]

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

*10.2    Assignment and Acceptance of the Credit Agreement dated February 23, 2000 by and among The Home Depot, Inc., the banks party thereto, Bank of America, N.A., as Administrative Agent, Wachovia Bank, N.A., as
         Syndication Agent, and First Union National Bank and Bank of New York, as Co-Documentation Agents. [FORM 10-K FOR
         THE FISCAL YEAR ENDED JANUARY 30, 2000, EXHIBIT 10.2]

*10.3    Assignment and Acceptance of the Credit Agreement dated March 31, 2000 by and among The Home Depot, Inc., the banks party thereto, Bank of America, N.A., as Administrative Agent, Wachovia Bank, N.A., as Syndication
         Agent, and First Union National Bank and The Bank of New York, as Co-Documentation Agents. [FORM 10-K FOR THE
         FISCAL YEAR ENDED JANUARY 30, 2000, EXHIBIT 10.3]

*10.4    +Corporate Office Management Bonus Plan of the Registrant dated March 1, 1991. [FORM 10-K FOR THE FISCAL YEAR
         ENDED FEBRUARY 1, 1998, EXHIBIT 10.2]

10.5     +Employee Stock Purchase Plan, as amended.

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

 10.10   +The Home Depot ESOP Restoration Plan.

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

*10.16   +Supplemental Executive Choice Program, effective January 1, 1999. [FORM 10-K FOR THE YEAR ENDED JANUARY
         31, 1999, EXHIBIT 10.14]

 10.17   +Employment Agreement between Robert L. Nardelli and The Home Depot, Inc., dated January 19, 2001.

 10.18   +Promissory Note between Robert L. Nardelli and The Home Depot, Inc. dated as of December 4, 2000.

 10.19   Commercial Paper Dealer Agreement between Credit Suisse First Boston Corporation, as Dealer, and The Home Depot,
         Inc., dated as of January 24, 2001.

 10.20   +Non-Qualified Stock Option and Deferred Stock Unit Plan and Agreement dated as of December 4, 2001.

 10.21   +Agreement between Bernard Marcus and The Home Depot, Inc. dated as of February 22, 2001.

 10.22   +Promissory Note between Mark Baker and Home Depot U.S.A., Inc. dated December 29, 2000.

*11      Computation of Earnings Per Common and Common Equivalent Share. [ANNUAL REPORT TO STOCKHOLDERS FOR THE FISCAL
         YEAR ENDED JANUARY 28, 2001, FILED HEREWITH AS EXHIBIT 13, NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, NOTE 7]

 13      The Registrant's Annual Report to Stockholders for the fiscal year ended January 28, 2001. Only those portions of said report which are specifically designated in this Form 10-K as being incorporated by reference are being electronically filed pursuant to the Securities Exchange Act of 1934.

 21      List of Subsidiaries of the Registrant.

 23      Consent of Independent Auditors.

 24      Special Powers of Attorney authorizing execution of this Form 10-K Annual Report have been granted and are filed herewith as follows:

         Power of Attorney from Frank Borman.
         Power of Attorney from Gregory D. Brenneman.
         Power of Attorney from Richard H. Brown.
         Power of Attorney from John L. Clendenin.
         Power of Attorney from Berry R. Cox.
         Power of Attorney from William S. Davila.
         Power of Attorney from Milledge A. Hart, III.
         Power of Attorney from Bonnie G. Hill.
         Power of Attorney from Kenneth G. Langone.
         Power of Attorney from M. Faye Wilson.

---------
+Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    THE HOME DEPOT, INC.


                                    By: /s/ Robert L. Nardelli
                                       ----------------------------------------
                                       (Robert L. Nardelli, President & CEO)


                                    Date:   April 20, 2001
                                         --------------------------------------


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


Signature                                    Title                                               Date
---------                                    -----                                               ----

/s/ Bernard Marcus                           Co-Chairman of the Board                           April 20, 2001
-------------------------------
(Bernard Marcus)


/s/ Arthur M. Blank                          Co-Chairman of the Board                           April 20, 2001
-------------------------------
(Arthur M. Blank)


/s/ Robert L. Nardelli                       President & CEO                                    April 20, 2001
-------------------------------              (Principal Executive Officer)
(Robert L. Nardelli)


/s/ Dennis J. Carey                          Executive Vice President and                       April 20, 2001
-------------------------------              Chief Financial Officer
(Dennis J. Carey)                            (Principal Financial Officer)

Signature                                    Title                                               Date
---------                                    -----                                               ----

/s/ Carol B. Tome                            Senior Vice President-Finance                      April 20, 2001
------------------                           and Accounting (Principal
(Carol B. Tome)                              Accounting Officer)

         *                                   Director
-------------------------------
(Frank Borman)


         *                                   Director
-------------------------------
(Gregory D. Brenneman)


         *                                   Director
-------------------------------
(Richard H. Brown)


         *                                   Director
-------------------------------
(John L. Clendenin)


         *                                   Director
-------------------------------
(Berry R. Cox)


         *                                   Director
-------------------------------
(William Davila)


         *                                   Director
-------------------------------
(Milledge A. Hart, III)


         *                                   Director
-------------------------------
(Bonnie G. Hill)


         *                                   Director
-------------------------------
(Kenneth G. Langone)


         *                                   Director
-------------------------------
(M. Faye Wilson)

* The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-indicated directors of the Registrant pursuant to powers of attorney, executed on behalf of each such director.


                                    By: /s/ Robert L. Nardelli
                                       ----------------------------------------
                                       (Robert L. Nardelli, Attorney-in-fact)

EXHIBIT INDEX
-------------

10.5              +Employee Stock Purchase Plan, as amended.

10.10             +The Home Depot ESOP Restoration Plan.

10.17             +Employment Agreement between Robert L. Nardelli and The Home Depot, Inc., dated January 19, 2001.

10.18             +Promissory Note between Robert L. Nardelli and The Home Depot, Inc. dated as of December 4, 2000.

10.19             Commercial Paper Dealer Agreement between Credit Suisse First Boston Corporation, as Dealer, and The
                  Home Depot,  Inc., dated as of January 24, 2001.

10.20             +Non-Qualified Stock Option and Deferred Stock Unit Plan and Agreement dated as of December 4, 2001.

10.21             +Agreement between Bernard Marcus and The Home Depot, Inc. dated as of February 22, 2001.

10.22             +Promissory Note between Mark Baker and Home Depot U.S.A., Inc. dated December 29, 2000.

13                The Registrant's Annual Report to Stockholders for the fiscal year ended January 28, 2001. Only those portions of said report which are specifically designated in this Form 10-K as being incorporated by reference are being electronically filed pursuant to the Securities Exchange Act of 1934.

21                List of Subsidiaries of the Registrant.

23                Consent of Independent Auditors.

24                Special Powers of Attorney authorizing execution of this Form 10-K Annual Report have been granted and are filed herewith as follows:

                  Power of Attorney from Frank Borman.
                  Power of Attorney from Gregory D. Brenneman.
                  Power of Attorney from Richard H. Brown.
                  Power of Attorney from John L. Clendenin.
                  Power of Attorney from Berry R. Cox.
                  Power of Attorney from William S. Davila.
                  Power of Attorney from Milledge A. Hart, III.
                  Power of Attorney from Bonnie G. Hill.
                  Power of Attorney from Kenneth G. Langone.
                  Power of Attorney from M. Faye Wilson.

---------
+Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.