Form 10-Q
period 2001-04-29
HOME DEPOT INC
filed 2001-05-29
CIK 354950

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  APRIL 29, 2001
                                --------------

                                     - OR -

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    -----------------------

Commission file number 1-8207
                       ------

                              THE HOME DEPOT, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                     95-3261426
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                       Identification Number)

2455 Paces Ferry Road               Atlanta, Georgia                 30339
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

                                 (770) 433-8211
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

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

             $.05 par value 2,333,638,407 Shares, as of May 24, 2001

                      THE HOME DEPOT, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                 April 29, 2001

                                                                                                      PAGE

PART I.  FINANCIAL INFORMATION:
     Item 1.  Financial Statements
         CONSOLIDATED STATEMENTS OF EARNINGS -
                 Three-Month Periods Ended April 29, 2001 and April 30, 2000.............................3

         CONSOLIDATED CONDENSED BALANCE SHEETS -
                 As of April 29, 2001 and January 28, 2001...............................................4

         CONSOLIDATED STATEMENTS OF CASH FLOWS -
                 Three-Month Periods Ended April 29, 2001 and April 30, 2000.............................5

         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME-
                  Three-Month Periods Ended April 29, 2001 and April 30, 2000............................6

         NOTES TO CONSOLIDATED CONDENSED
            FINANCIAL STATEMENTS.........................................................................7

     Item 2.  Management's Discussion and Analysis of Results
                      of Operations and Financial Condition.........................................8 - 12

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk................................12

PART II.  OTHER INFORMATION:

     Item 4.  Submission of Matters to a Vote of Security Holders.......................................13

     Item 5.  Other Information........................................................................ 13

     Item 6.  Exhibits and Report on Form 8-K......................................................13 - 14

     Signature Page.....................................................................................15

     Index to Exhibits..................................................................................16

                          PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

                      THE HOME DEPOT, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                   (Unaudited)

(In Millions, Except Per Share Data)
                                                                                    Three Months Ended
                                                                         ---------------------------------------
                                                                           April 29,                April 30,
                                                                             2001                     2000
                                                                         --------------           --------------
Net Sales                                                                    $  12,200               $   11,112
Cost of Merchandise Sold                                                         8,545                    7,838
                                                                         --------------           --------------
     Gross Profit                                                                3,655                    3,274

Operating Expenses:
   Selling and Store Operating                                                   2,394                    2,026
   Pre-Opening                                                                      27                       25
   General and Administrative                                                      207                      204
                                                                         --------------           --------------
      Total Operating Expenses                                                   2,628                    2,255

      Operating Income                                                           1,027                    1,019

Interest Income (Expense):
   Interest and Investment Income                                                    6                       11
   Interest Expense                                                                 (3)                      (3)
                                                                         --------------           --------------
      Interest, Net                                                                  3                        8
                                                                         --------------           --------------

      Earnings Before Income Taxes                                               1,030                    1,027

Income Taxes                                                                       398                      398
                                                                         --------------           --------------

      Net Earnings                                                            $    632                 $    629
                                                                         ==============           ==============

Weighted Average Number of Common
   Shares Outstanding                                                            2,326                    2,308

Basic Earnings Per Share                                                      $   0.27                 $   0.27
                                                                         ==============           ==============

Weighted Average Number of Common
   Shares Outstanding Assuming Dilution                                          2,347                    2,354

Diluted Earnings Per Share                                                    $   0.27                 $   0.27
                                                                         ==============           ==============

Dividends Per Share                                                           $   0.04                 $   0.04
                                                                         ==============           ==============

See accompanying notes to consolidated condensed financial statements.

                      THE HOME DEPOT, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   (Unaudited)

(In Millions)
                                                                                        April 29,          January 28,
                                                                                          2001                2001
                                                                                      --------------      --------------
ASSETS
Current Assets:

   Cash and Cash Equivalents                                                               $  1,363             $   167
   Short-Term Investments                                                                        10                  10
   Receivables, Net                                                                           1,039                 835
   Merchandise Inventories                                                                    7,240               6,556
   Other Current Assets                                                                         202                 209
                                                                                      --------------      --------------
     Total Current Assets                                                                     9,854               7,777

   Property and Equipment, at cost                                                           15,978              15,232
   Less: Accumulated Depreciation and Amortization                                            2,317               2,164
                                                                                      --------------      --------------
     Net Property and Equipment                                                              13,661              13,068

   Long-Term Investments                                                                         16                  15
   Notes Receivable                                                                              78                  77
   Cost in Excess of the Fair Value of Net Assets Acquired                                      307                 314
   Other                                                                                        160                 134
                                                                                      --------------      --------------
                                                                                           $ 24,076            $ 21,385
                                                                                      ==============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

   Accounts Payable                                                                         $ 3,627            $  1,976
   Accrued Salaries and Related Expenses                                                        786                 627
   Sales Taxes Payable                                                                          358                 298
   Other Accrued Expenses                                                                     1,507               1,402
   Income Taxes Payable                                                                         379                  78
   Current Installments of Long-Term Debt                                                        29                   4
                                                                                      --------------      --------------
     Total Current Liabilities                                                                6,686               4,385

Long-Term Debt, excluding current installments                                                1,268               1,545
Other Long-Term Liabilities                                                                     270                 245
Deferred Income Taxes                                                                           195                 195
Minority Interest                                                                                11                  11

Stockholders' Equity:
   Common Stock, par value $0.05.  Authorized: 10,000,000,000 shares; issued and outstanding - 2,329,476,000 shares at 4/29/01 and 2,323,747,000 shares at
    1/28/01                                                                                     116                 116
   Paid-In Capital                                                                            4,956               4,810
   Retained Earnings                                                                         10,691              10,151
   Accumulated Other Comprehensive Loss                                                        (108)                (67)
   Unearned Compensation                                                                         (9)                 (6)
                                                                                      --------------      --------------

Total Stockholders' Equity                                                                   15,646              15,004
                                                                                      --------------      --------------

                                                                                           $ 24,076            $ 21,385
                                                                                      ==============      ==============

See accompanying notes to consolidated condensed financial statements.

                      THE HOME DEPOT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                --------------------------------------
(In Millions)
                                                                                   April 29,              April 30,
                                                                                     2001                   2000
                                                                                ----------------        --------------
CASH PROVIDED FROM OPERATIONS:

Net Earnings                                                                           $    632               $   629

Reconciliation of Net Earnings to Net Cash
  Provided by Operations:
    Depreciation and Amortization                                                           177                   137
    Increase in Receivables, Net                                                           (205)                 (160)
    Increase in Merchandise Inventories                                                    (692)                 (914)
    Increase in Accounts Payable and Accrued Expenses                                     1,999                 1,731
    Increase in Income Taxes Payable                                                        349                   367
    Other                                                                                   (39)                  (67)
                                                                                ----------------        --------------
      Net Cash Provided by Operations                                                     2,221                 1,723
                                                                                ----------------        --------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Capital Expenditures                                                                       (816)                 (673)
Proceeds from Sales of Property and Equipment                                                39                    19
Payments for Businesses Acquired, Net                                                       ---                    (5)
Purchases of Investments                                                                     (7)                   (6)
Proceeds from Maturities of Investments                                                       8                   ---
Advances Secured by Real Estate, Net                                                         (2)                  (21)
                                                                                ----------------        --------------
      Net Cash Used in Investing Activities                                                (778)                 (686)
                                                                                ----------------        --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments of Commercial Paper Obligations, Net                                            (754)                  ---
Proceeds from Long-Term Borrowings                                                          504                     3
Repayments of Long-Term Debt                                                                ---                    (3)
Proceeds from Sale of Common Stock, Net                                                      99                    87
Cash Dividends Paid to Stockholders                                                         (93)                  (92)
                                                                                ----------------        --------------
      Net Cash Used in Financing Activities                                                (244)                   (5)
                                                                                ----------------        --------------

Effect of Exchange Rate Changes on Cash and Cash Equivalents                                 (3)                    2
                                                                                ----------------        --------------
Increase in Cash and Cash Equivalents                                                     1,196                 1,034
Cash and Cash Equivalents at Beginning of Period                                            167                   168
                                                                                ----------------        --------------
Cash and Cash Equivalents at End of Period                                             $  1,363              $  1,202
                                                                                ================        ==============

See accompanying notes to consolidated condensed financial statements.

                      THE HOME DEPOT, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                  (Unaudited)

(In Millions)

                                                                               Three Months Ended
                                                                       ------------------------------------
                                                                         April 29,             April 30,
                                                                           2001                  2000
                                                                       --------------        --------------
Net Earnings                                                                $    632              $    629

Other Comprehensive Income (1) :
    Foreign Currency Translation Adjustments                                     (26)                  (18)
    Cumulative Effect of Adopting SFAS 133                                        (5)                   --
    Change in Fair Value of Derivatives Accounted
         for as Hedges                                                            (6)                   --
    Derivative Losses Reclassified to Earnings                                     1                    --
                                                                       --------------        --------------
    Total Other Comprehensive Income                                             (36)                  (18)
                                                                       --------------        --------------

Comprehensive Income                                                        $    596              $    611
                                                                       ==============        ==============

(1)  Components of comprehensive income are reported net of related taxes.


See accompanying notes to consolidated condensed financial statements.

                      THE HOME DEPOT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
           Basis of Presentation - The accompanying consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 28, 2001, as filed with the Securities and Exchange Commission (File No. 1-8207).

2.         ISSUANCE OF SENIOR NOTES:
           On April 12, 2001, the Company issued $500,000,000 of 5 3/8% Senior Notes ("Senior Notes") due April 1, 2006. The Company will pay interest semiannually on April 1 and October 1 of each year commencing October 1, 2001. The Company, at its option, may at any time redeem all or any portion of the Senior Notes by notice to the holders. The Senior Notes are redeemable at a redemption price plus accrued interest up to the redemption date. The redemption price is equal to the greater of (1) 100% of the principal amount of the Senior Notes to be redeemed or (2) the sum of the present value of the remaining scheduled payments of principal and interest to maturity. The Senior Notes are not subject to sinking fund requirements.

3.         IMPLEMENTATION OF NEW ACCOUNTING STANDARD:
           On January 29, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended. Under SFAS 133, all derivatives are carried on the balance sheet at fair value with changes in fair value recognized immediately in earnings, unless the derivatives qualify as hedges. For a derivative qualifying as a hedge, the effective portion of the derivative's gain or loss is recorded temporarily in accumulated other comprehensive loss, and then recognized in earnings along with the related effect of the hedged item. The ineffective portion of the derivative's gain or loss is reported in earnings as it occurs. The adoption of SFAS 133 did not have a material impact on the Company's financial results.

4.         SUBSEQUENT EVENT:
           On May 2, 2001, the Company signed a definitive agreement to acquire Total HOME de Mexico, S.A. de C.V. ("Total HOME"), a four-store chain of home improvement stores in Mexico.

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

                                                              THREE MONTHS ENDED
                                                              ------------------                    Percentage
                                                                                                     Increase
SELECTED CONSOLIDATED                                 April 29,              April 30,             (Decrease) in
STATEMENTS OF EARNINGS DATA                              2001                  2000               Dollar Amounts
                                                     -------------          ------------          ----------------
Net Sales                                                   100.0%                100.0%                      9.8%

Gross Profit                                                 30.0                  29.5                      11.6

Operating Expenses:
  Selling and Store Operating                                19.6                  18.3                      18.2
  Pre-Opening                                                 0.2                   0.2                       8.0
  General and Administrative                                  1.7                   1.8                       1.5
                                                     -------------          ------------          ----------------

    Total Operating Expenses                                 21.5                  20.3                      16.5

    Operating Income                                          8.5                   9.2                       0.8

Interest Income (Expense):
  Interest and Investment Income                              0.0                   0.1                     (45.5)

  Interest Expense                                            0.0                   0.0                       0.0
                                                     -------------          ------------          ----------------

    Interest, Net                                             0.0                   0.1                     (62.5)

    Earnings Before Income Taxes                              8.5                   9.3                       0.3

Income Taxes                                                  3.3                   3.6                       0.0
                                                     -------------          ------------          ----------------
    Net Earnings                                              5.2 %                 5.7 %                     0.5 %
                                                     =============          ============          ================

SELECTED CONSOLIDATED SALES DATA

Number of Transactions (000's)                            249,477               222,643                      12.1%

Average Sale Per Transaction                             $  48.64               $ 49.53                      (1.8)

Weighted Average Weekly Sales
Per Operating Store (000's)                               $   807               $   892                      (9.5)

Weighted Average Sales
Per Square Foot                                           $   386               $   429                     (10.0)


                      THE HOME DEPOT, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                   (CONTINUED)

FORWARD-LOOKING STATEMENTS

Certain written and oral statements made by us or our authorized executive officers on our behalf constitute "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995. Words or phrases such as "should result," "are expected to," "we anticipate," "we estimate," "we project" or similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, unanticipated weather conditions; stability of costs and commodity prices and availability of sourcing channels; the ability to attract, train and retain highly-qualified associates; conditions affecting the availability, acquisition, development and ownership of real estate; general economic conditions; the impact of competition; and regulatory and litigation matters. You should not place undue reliance on forward-looking statements, since such statements speak only as of the date of the making of such statements. Additional information concerning these risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended January 28, 2001.

RESULTS OF OPERATIONS

Net sales for the first quarter of fiscal 2001 increased 9.8% to $12.2 billion from $11.1 billion for the first quarter of fiscal 2000. The sales increase was primarily attributable to new stores opened since the end of the first fiscal quarter last year (1,178 stores open at the end of the first quarter of fiscal 2001 compared to 971 at the end of the first quarter of fiscal 2000). The increase in sales was partially offset by a 3% decline in comparable store-for-store sales. Price deflation in lumber and certain building material products negatively impacted comparable store-for-store sales by approximately 1% for the first quarter of fiscal 2001. We expect the impact of price deflation in lumber and certain building material products to be less significant in the second quarter of fiscal 2001, as we begin to anniversary cost declines in the previous year.

Gross profit as a percent of sales was 30.0% for the first quarter of fiscal 2001 compared to 29.5% for the first quarter of fiscal 2000. The gross profit rate increase was primarily attributable to lower costs of merchandise resulting from ongoing benefits of product line reviews; reduced penetration of lower margin lumber sales; and the addition of tool rental centers. At the end of the first quarter of fiscal 2001, we were operating 381 tool rental centers compared to 177 at the end of the first quarter of fiscal 2000. The increase in the gross profit rate was partially offset by increased sales penetration of appliances, which typically carry a lower margin rate.

                      THE HOME DEPOT, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                   (CONTINUED)

RESULTS OF OPERATIONS - (Continued)

Selling and store operating expenses as a percent of sales were 19.6% for the first quarter of fiscal 2001 compared to 18.3% for the same period in fiscal 2000. The increase was primarily attributable to higher store selling payroll expenses resulting mainly from continued market wage pressures, partially offset by an increase in labor productivity as measured by sales per labor hour. The addition of 204 tool rental centers also increased payroll, depreciation and other costs, while increasing gross margin. In addition, medical insurance costs were higher during the first quarter of fiscal 2001 compared to the same period of fiscal 2000, due to expansion in the insured base of associates and rising healthcare costs. Finally, store occupancy costs, including property taxes, property rent and utilities, increased due to new store growth and energy rate increases.

Pre-opening expenses as a percent of sales were 0.2% for the first quarters of fiscal 2001 and fiscal 2000. We opened 44 stores and relocated two stores during the first quarter of fiscal 2001 compared with 41 new stores and one store relocation during the first quarter of fiscal 2000. For the first quarter of fiscal 2001, pre-opening expenses averaged $585,000 per store compared to $587,000 for the first quarter of fiscal 2000.

General and administrative expenses as a percent of sales were 1.7% for the first quarter of fiscal 2001 compared to 1.8% for the first quarter of fiscal 2000. The decrease was related to our continued focus on expense control, which has not affected our continuing investment in long-term growth and strategic initiatives.

As a percent of sales, interest and investment income was 0.0% for the first quarter of fiscal 2001 compared to 0.1% for the first quarter of fiscal 2000. Interest expense as a percent of sales was 0.0% for the first quarters of fiscal 2001 and fiscal 2000.

Our combined federal and state effective income tax rate decreased to 38.6% for the first quarter of fiscal 2001 from 38.8% for the first quarter of fiscal 2000. The decrease is attributable to higher projected tax credits during fiscal 2001 compared to fiscal 2000.

Net earnings as a percent of sales were 5.2% for the first quarter of fiscal 2001 compared to 5.7% for the first quarter of fiscal 2000. The decrease was attributable to higher selling and store operating expenses as a percent of sales, which was partially offset by a higher gross profit rate as described above.

                      THE HOME DEPOT, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                   (CONTINUED)

RESULTS OF OPERATIONS - (Continued)

Diluted earnings per share were $0.27 for the first quarters of fiscal 2001 and fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from store operations provides a significant source of liquidity. During the first quarter of fiscal 2001, cash provided by operations increased to $2.2 billion compared to $1.7 billion in the same period of fiscal 2000. The increase was primarily due to a decrease in average inventory per store of approximately 7% and because days payable outstanding increased at a higher rate in the first quarter of fiscal 2001 compared to the same period last year.

Cash used in investing activities in the first quarter of fiscal 2001 was $778 million compared to $686 million in the same quarter of the prior year. The increase was primarily due to an increase in capital expenditures relating to the planned opening of 118 new stores in the first half of 2001 compared to 81 stores opened during the first half of 2000. We plan to open a total of 200 new stores and relocate 4 stores during fiscal 2001, exclusive of the addition of 4 Total HOME stores. It is anticipated that 92% of these locations will be owned, and the remainder will be leased.

The cost of new stores to be constructed and owned varies widely, principally due to land costs, and is expected to average approximately $14.9 million per location. The cost to remodel and/or fixture stores to be leased is expected to average approximately $5.1 million per store. In addition, each new store is projected to require approximately $3.5 million to finance inventories, net of vendor financing.

On May 2, 2001, we agreed to acquire Total HOME, a four-store chain of home improvement stores in Mexico. We anticipate that the transaction will close in the second quarter of fiscal 2001 after receipt of regulatory approvals.

In the first quarter of fiscal 2001, cash used in financing activities increased to $244 million compared to $5 million in the same quarter of fiscal 2000 due to the repayment of $754 million of commercial paper obligations outstanding as of January 28, 2001. This repayment was funded through cash provided by operations. In addition, we raised $500 million from the issuance of 5 3/8% Senior Notes on April 12, 2001. The Senior Notes are due on April 1, 2006 and pay interest semiannually on April 1 and October 1 of each year commencing October 1, 2001. The net proceeds from the Senior Notes will be used to finance a portion of our capital expenditure programs, for working capital needs and for general corporate purposes.

                      THE HOME DEPOT, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                   (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES - (Continued)


We have a commercial paper program that allows borrowings up to a maximum of $1 billion. As of April 29, 2001, there were no borrowings outstanding under the program.

As of April 29, 2001, we had $1.4 billion in cash and cash equivalents. Management believes that our current cash position, internally generated funds, funds available from the $1 billion commercial paper program and the ability to obtain alternate sources of financing should enable us to complete our capital expenditure programs through the next several fiscal years.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We use derivative financial instruments at various times to manage the risk associated with foreign currency and interest rate fluctuations. These contracts are insignificant to our operations and financial position.

                      THE HOME DEPOT, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


Item 4.        SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

               During the first quarter of fiscal 2001, no matters were submitted to a vote of security holders.

Item 5.        OTHER INFORMATION

               None

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits
                   4.1  Indenture, dated as of April 12, 2001, between The Home
                        Depot, Inc. and The Bank of New York. [FORM S-4 (FILE NO.
                        333-61548) FILED MAY 24, 2001, EXHIBIT 4.1.]

                   4.2 Registration Rights Agreement, dated as of April 9, 2001, between The Home Depot, Inc., Credit Suisse First Boston
                        Corporation and Invemed Associates. [FORM S-4 (FILE NO.
                        333-61548 ) FILED MAY 24, 2001, EXHIBIT 4.2.]

                   4.3  Form of 5 3/8% Note due April 1, 2006 (INCLUDED IN
                        EXHIBIT 4.1).


                   10.1 Employment Agreement between Dennis M. Donovan and The
                        Home Depot, Inc., dated March 16, 2001. [FORM S-4 (FILE
                        NO. 333-61548 ) FILED MAY 24, 2001, EXHIBIT 10.1.]

                   10.2 Employment Agreement between Frank L. Fernandez and The
                        Home Depot, Inc., dated April 2, 2001. [FORM S-4 (FILE
                        NO. 333-61548) FILED MAY 24, 2001, EXHIBIT 10.2.]

                   10.3 Deferred Stock Units Plan and Agreement between Frank L.
                        Fernandez and The Home Depot, Inc., dated April 2, 2001.
                        [FORM S-4 (FILE NO. 333-61548 ) FILED MAY 24, 2001, EXHIBIT
                        10.3.]

                   11.1 Computation of Basic and Diluted Earnings Per Share

                       THE HOME DEPOT, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION
                                   (CONTINUED)

               (b) Report on Form 8-K

                   Report on Form 8-K, dated February 20, 2001 and filed April 9, 2001 under Item 5, to report that Registrant issued a press release attached as Exhibit 99, thereto.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               THE HOME DEPOT, INC.
                                               --------------------
                                                  (Registrant)



                                          By:  /s/ Robert L. Nardelli
                                               --------------------------------
                                               Robert L. Nardelli
                                               President & CEO



                                               /s/ Carol B. Tome
                                               ---------------------------------
                                               Carol B. Tome
                                               Executive Vice President and
                                               Chief Financial Officer







         MAY 29, 2001
------------------------------
          (Date)

                      THE HOME DEPOT, INC. AND SUBSIDIARIES

                                INDEX TO EXHIBITS

EXHIBIT                DESCRIPTION
-------               -------------
11.1                  Computation of Basic and Diluted Earnings Per Share