Form 10-Q
period 2001-07-29
HOME DEPOT INC
filed 2001-08-27
CIK 354950

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   July 29, 2001

- OR -

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(770) 433-8211

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

$.05 par value 2,336,785,026 Shares, as of August 24, 2001

THE HOME DEPOT, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

July 29, 2001

Part I. Financial Information:
Item 1. Financial Statements
CONSOLIDATED STATEMENTS OF EARNINGS -
Three-Month and Six-Month Periods Ended July 29, 2001 and July 30, 2000
CONSOLIDATED CONDENSED BALANCE SHEETS -
As of July 29, 2001 and January 28, 2001
CONSOLIDATED STATEMENTS OF CASH FLOWS -
Six-Month Periods Ended July 29, 2001 and July 30, 2000
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME -
Three-Month and Six-Month Periods Ended July 29, 2001 and July 30, 2000
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Part II. Other Information:
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
Signature Page
Index to Exhibits

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In Millions, Except Per Share Data)
	Three Months Ended		Six Months Ended

	July 29,	July 30,	July 29,	July 30,
	2001	2000	2001	2000

Net Sales	$14,576	$12,618	$26,776	$23,731
Cost of Merchandise Sold	10,250	8,879	18,795	16,717

Gross Profit	4,326	3,739	7,981	7,014

Operating Expenses:
Selling and Store Operating	2,569	2,136	4,963	4,164
Pre-Opening	32	30	59	55
General and Administrative	229	212	436	417

Total Operating Expenses	2,830	2,378	5,458	4,636

Operating Income	1,496	1,361	2,523	2,378

Interest Income (Expense):
Interest and Investment Income	16	18	22	29
Interest Expense	(8)	(10)	(11)	(11)

Interest, Net	8	8	11	18

Earnings Before Income Taxes	1,504	1,369	2,534	2,396

Income Taxes	580	531	978	930

Net Earnings	$924	$838	$1,556	$1,466

Weighted Average Number of Common Shares Outstanding	2,334	2,314	2,330	2,311

Basic Earnings Per Share	$0.40	$0.36	$0.67	$0.63

Weighted Average Number of Common Shares Outstanding Assuming Dilution	2,355	2,352	2,351	2,352

Diluted Earnings Per Share	$0.39	$0.36	$0.66	$0.62

Dividends Per Share	$0.04	$0.04	$0.08	$0.08

See accompanying notes to consolidated condensed financial statements

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(In Millions, Except Share Data)
	July 29,	January 28,
ASSETS	2001	2001

Current Assets:
Cash and Cash Equivalents	$1,287	$167
Short-Term Investments	5	10
Receivables, Net	978	835
Merchandise Inventories	7,193	6,556
Other Current Assets	219	209

Total Current Assets	9,682	7,777

Property and Equipment, at cost	16,912	15,232
Less: Accumulated Depreciation and Amortization	2,482	2,164

Net Property and Equipment	14,430	13,068

Long-Term Investments	16	15
Notes Receivable	76	77
Cost in Excess of the Fair Value of Net Assets Acquired	326	314
Other	148	134

	$24,678	$21,385

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$3,126	$1,976
Accrued Salaries and Related Expenses	809	627
Sales Taxes Payable	370	298
Other Accrued Expenses	1,696	1,402
Income Taxes Payable	221	78
Current Installments of Long-Term Debt	39	4

Total Current Liabilities	6,261	4,385

Long-Term Debt, excluding current installments	1,271	1,545
Other Long-Term Liabilities	284	245
Deferred Income Taxes	203	195
Minority Interest	10	11

Stockholders’ Equity:
Common Stock, par value $0.05. Authorized: 10,000,000,000 shares; issued and outstanding - 2,335,510,000 shares at 7/29/01 and 2,323,747,000 shares at 1/28/01	117	116
Paid-In Capital	5,129	4,810
Retained Earnings	11,521	10,151
Accumulated Other Comprehensive Loss	(109)	(67)
Unearned Compensation	(9)	(6)

Total Stockholders’ Equity	16,649	15,004

	$24,678	$21,385

See accompanying notes to consolidated condensed financial statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH  FLOWS

(Unaudited)

(In Millions)
	Six Months Ended

	July 29, 2001	July 30, 2000

Cash Provided From Operations:

Net Earnings	$1,556	$1,466

Reconciliation of Net Earnings to Net Cash
Provided by Operations:
Depreciation and Amortization	366	283
Increase in Receivables, Net	(142)	(193)
Increase in Merchandise Inventories	(627)	(803)
Increase in Accounts Payable and Accrued Expenses	1,712	1,404
Increase in Income Taxes Payable	227	235
Other	(35)	(96)

Net Cash Provided by Operations	3,057	2,296

Cash Flows From Investing Activities:

Capital Expenditures	(1,723)	(1,566)
Payments for Businesses Acquired, Net	(64)	(5)
Proceeds From Sales of Property and Equipment	43	50
Purchases of Investments	(9)	(16)
Proceeds from Maturities of Investments	15	14
Repayments of Advances Secured by Real Estate, Net	—	(19)

Net Cash Used In Investing Activities	(1,738)	(1,542)

Cash Flows From Financing Activities:

Repayments of Commercial Paper Obligations, Net	(754)	—
Proceeds from Long-Term Borrowings	516	11
Principal Repayments of Long-Term Borrowings	—	(4)
Proceeds from Sale of Common Stock, Net	232	196
Cash Dividends Paid to Stockholders	(187)	(185)

Net Cash (Used In) Provided By Financing Activities	(193)	18

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(6)	—
Increase in Cash and Cash Equivalents	1,120	772

Cash and Cash Equivalents at Beginning of Period	167	168

Cash and Cash Equivalents at End of Period	$1,287	$940

See accompanying notes to consolidated condensed financial statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In Millions)
	Three Months Ended		Six Months Ended

	July 29,	July 30,	July 29,	July 30,
	2001	2000	2001	2000

Net Earnings	$924	$838	$1,556	$1,466
Other Comprehensive Income (Loss): (1)
Foreign Currency Translation Adjustments	4	(1)	(22)	(19)
Cumulative Effect of Adopting SFAS 133	—	—	(5)	—
Change in Fair Value of Derivatives Accounted for as Hedges	(3)	—	(9)	—
Derivative Losses Reclassified to Earnings	—	—	1	—

Total Other Comprehensive Income (Loss)	1	(1)	(35)	(19)

Comprehensive Income	$925	$837	$1,521	$1,447

(1)         Components of comprehensive income are reported net of related taxes.

See accompanying notes to consolidated condensed financial statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation - The accompanying consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 28, 2001, as filed with the Securities and Exchange Commission (File No. 1-8207).

2.          ISSUANCE OF SENIOR NOTES:

On April 12, 2001, the Company issued $500,000,000 of 5 3/8% Senior Notes (“Senior Notes”) due April 1, 2006. The Company will pay interest semiannually on April 1 and October 1 of each year commencing October 1, 2001. The Company, at its option, may at any time redeem all or any portion of the Senior Notes by notice to the holders. The Senior Notes are redeemable at a redemption price plus accrued interest up to the redemption date. The redemption price is equal to the greater of (1) 100% of the principal amount of the Senior Notes to be redeemed or (2) the sum of the present value of the remaining scheduled payments of principal and interest to maturity. The Senior Notes are not subject to sinking fund requirements.

3.          IMPLEMENTATION OF NEW ACCOUNTING STANDARDS:

On January 29, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended. Under SFAS 133, all derivatives are carried on the balance sheet at fair value with changes in fair value recognized immediately in earnings, unless the derivatives qualify as hedges. For a derivative qualifying as a hedge, the effective portion of the derivative’s gain or loss is recorded temporarily in accumulated other comprehensive loss, and then recognized in earnings along with the related effect of the hedged item. The ineffective portion of the derivative’s gain or loss is reported in earnings as it occurs. The adoption of SFAS 133 did not have a material impact on the Company’s financial results.

THE HOME DEPOT, INC. AND SUBSIDIARIES

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The date below reflects selected sales data, the percentage relationship between sales and major categories in the Consolidated Statements of Earnings and the percentage change in the dollar amounts of each of the items.

	Three Months Ended		Six Months Ended		Percentage Increase (Decrease) in Dollar Amounts

Selected Consolidated	July 29,	July 30,	July 29,	July 30,	Three	Six
Statements of Earnings Data	2001	2000	2001	2000	Months	Months

Net Sales	100.0%	100.0%	100.0%	100.0%	15.5%	12.8%

Gross Profit	29.7	29.6	29.8	29.6	15.7	13.8

Operating Expenses:
Selling and Store Operating	17.6	16.9	18.6	17.6	20.3	19.2
Pre-Opening	0.2	0.2	0.2	0.2	6.7	7.3
General and Administrative	1.6	1.7	1.6	1.8	8.0	4.6

Total Operating Expenses	19.4	18.8	20.4	19.6	19.0	17.7

Operating Income	10.3	10.8	9.4	10.0	9.9	6.1

Interest Income (Expense):
Interest and Investment Income	0.1	0.1	0.1	0.1	(11.1)	(24.1)
Interest Expense	(0.1)	(0.1)	(0.0)	(0.0)	(20.0)	—

Interest, Net	0.0	0.0	0.1	0.1	—	(38.9)

Earnings Before Income Taxes	10.3	10.8	9.5	10.1	9.9	5.8

Income Taxes	4.0	4.2	3.7	3.9	9.2	5.2

Net Earnings	6.3%	6.6%	5.8%	6.2%	10.3	6.1

Selected Consolidated Sales Data
Number of Transactions (000’s)	295,219	257,921	544,696	480,560	14.5	13.3

Average Sale Per Transaction	$48.93	$48.74	$48.79	$49.10	0.4	(0.6)

Weighted Average Weekly Sales Per Operating Store (000’s)	$923	$984	$866	$939	(6.2)	(7.8)

Weighted Average Sales Per Square Foot	$441	$473	$414	$451	(6.8)	(8.2)

FORWARD-LOOKING STATEMENTS

Certain written and oral statements made by us or our authorized executive officers on our behalf constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995.  Words or phrases such as “should result,” “are expected to,” “we anticipate,” “we estimate,” “we project” or similar expressions are intended to identify forward-looking statements.  These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections.  These risks and uncertainties include, but are not limited to, unanticipated weather conditions; stability of costs and commodity prices and availability of sourcing channels; the ability to attract, train and retain highly-qualified associates; conditions affecting the availability, acquisition, development and ownership of real estate; general economic conditions; the impact of competition; and regulatory and litigation matters.  You should not place undue reliance on forward-looking statements, since such statements speak only as of the date of the making of such statements.  Additional information concerning these risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended January 28, 2001.

RESULTS OF OPERATIONS

Net sales for the second quarter of fiscal 2001 increased 15.5% to $14.6 billion from $12.6 billion for the second quarter of fiscal 2000.  For the first six months of fiscal 2001, sales increased 12.8% to $26.8 billion from $23.7 billion for the comparable period in fiscal 2000.  The sales increase for both periods was primarily attributable to new stores opened since the end of the second fiscal quarter of last year (1,249 stores open at the end of the second quarter of fiscal 2001 compared with 1,011 at the end of the second quarter of fiscal 2000).  Comparable store-for-store sales increased 1% for the second quarter of fiscal 2001 but declined 1% for the first six months of fiscal 2001.  The increase in comparable store-for-store sales for the second quarter of fiscal 2001 was attributable to strong sales in paint, appliances, certain energy efficient products and increases in certain commodity prices.

Gross profit as a percent of sales was 29.7% for the second quarter of fiscal 2001 compared with 29.6% for the second quarter of fiscal 2000.  For the first six months of fiscal 2001, gross profit as a percent of sales was 29.8% compared with 29.6% for the comparable period of fiscal 2000. The gross profit rate increase for both periods was primarily attributable to lower costs of merchandise resulting from product line reviews and the addition of 184 tool rental centers.  At the end of the second quarter of fiscal 2001, we were operating 419 tool rental centers compared to 235 at the end of the second quarter of fiscal 2000.  The increase in gross profit was partially offset by increased sales penetration of appliances, which typically carry a lower margin rate.

Selling and store operating expenses as a percent of sales were 17.6% for the second quarter of fiscal 2001 compared to 16.9% for the same period in fiscal 2000. This increase was attributable to medical insurance costs, which were higher due to the expansion in the insured base of associates and rising healthcare costs.  In addition, store occupancy costs increased as a percent of sales from the second quarter of fiscal 2000 due primarily to energy rate increases.  Also, credit card discounts were higher than last year due to increased penetration of total credit sales.  Finally, the addition of 184 tool rental centers increased payroll, depreciation and other costs, while increasing gross margin.  These increased costs were partially offset by a decrease in store selling payroll expenses as a percent of sales due to an improvement in labor productivity as measured by sales per labor hour.

Selling and store operating expenses as a percent of sales were 18.6% for the first six months of fiscal 2001 compared to 17.6% for the first six months of fiscal 2000. This increase was primarily due to higher store selling payroll expenses resulting from wage rate inflation, medical insurance costs, energy costs and costs related to additional tool rental centers, which were partially offset by improvement in labor productivity.

Pre-opening expenses as a percent of sales were 0.2% for all comparable periods of fiscal 2001 and fiscal 2000.  The Company opened 71 stores and relocated two stores during the second quarter of fiscal 2001 compared with 41 new stores and one store relocation during the second quarter of fiscal 2000.  On a per store basis, pre-opening expense was reduced due to expense control efforts and timing of store openings in the third quarter.

General and administrative expenses as a percent of sales were 1.6% for the second quarter of fiscal 2001 compared to 1.7% for the second quarter of fiscal 2000.  For the first six months of fiscal 2001, general and administrative expenses as a percent of sales were 1.6% compared to 1.8% for the comparable period of fiscal 2000.  We continue to focus on expense control, while at the same time investing in long-term growth and strategic initiatives.

As a percent of sales, interest and investment income was 0.1% for all comparable periods of both fiscal 2001 and fiscal 2000.  Interest expense as a percent of sales was 0.1% for the second quarters of both fiscal 2001 and fiscal 2000 and 0.0% for the first six months of both fiscal 2001 and 2000.

Our combined federal and state effective income tax rate decreased to 38.6% for the second quarter and first six months of fiscal 2001 from 38.8% for the comparable periods of fiscal 2000.  The decrease was attributable to higher projected tax credits during fiscal 2001 compared with fiscal 2000.

Net earnings as a percent of sales were 6.3% and 5.8% for the second quarter and first six months of fiscal 2001, respectively, compared with 6.6% and 6.2% for the second quarter and first six months of fiscal 2000,  respectively. The decreases as a percent of sales were primarily attributable to higher selling and store operating expenses as a percent of sales, which was partially offset by a higher gross profit margin, as described above.

Diluted earnings per share were $0.39 and $0.66 for the second quarter and first six months of fiscal 2001, respectively, compared to $0.36 and $0.62 for the second quarter and first six months of fiscal 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from store operations provides a significant source of liquidity.  During the first six months of fiscal 2001, cash provided by operations increased to $3.1 billion compared to $2.3 billion in the same period of fiscal 2000.  The increase was primarily due to increased net earnings, a decrease in average inventory per store of 7.4% and growth in accounts payable and accrued expenses.

Cash used in investing activities in the first six months of fiscal 2001 was $1.7 billion compared to $1.5 billion in the same period of the prior fiscal year.  The increase was primarily due to an increase in capital expenditures related to new stores.  We plan to add a total of 204 new stores and relocate 4 stores during fiscal 2001.  It is anticipated that 93% of these locations will be owned, and the remainder will be leased.

We expect capital expenditures for the second half of fiscal 2001 to approximate $2.0 billion.  The majority of these expenditures will be for new stores.  The cost of new stores to be constructed and owned varies widely, principally due to land costs, and is expected to average approximately $14.9 million per location.  The cost to remodel and/or fixture stores to be leased is expected to average approximately $5.9 million per store.  In addition, each new store is projected to require approximately $3.4 million to finance inventories, net of vendor financing.

On June 29, 2001, we acquired Total HOME de Mexico, S.A. de C.V., a four-store chain of home improvement stores in Mexico.

During the first six months of fiscal 2001, cash used in financing activities was $193 million compared with $18 million provided in the same period of fiscal 2000.  This increase was primarily due to the repayment of $754 million of commercial paper obligations outstanding as of January 28, 2001.  This repayment was funded through cash provided by operations.  In addition, we raised $500 million from the issuance of 5 3/8% Senior Notes on April 12, 2001.  The Senior Notes are due on April 1, 2006 and pay interest semiannually on April 1 and October 1 of each year commencing October 1, 2001.  The net proceeds from the Senior Notes are being used to finance a portion of our capital expenditure programs, for working capital needs and for general corporate purposes.

We have a commercial paper program that allows borrowings up to a maximum of $1 billion.  As of July 29, 2001, there were no borrowings outstanding under the program.

As of July 29, 2001, we had $1.3 billion in cash and cash equivalents.  Management believes that our current cash position, internally generated funds, funds available from the $1 billion commercial paper program and the ability to obtain alternate sources of financing should be sufficient to enable us to complete our capital expenditure programs through the next several fiscal years.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets.”  SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes criteria for recognizing intangible assets separately from goodwill.  The adoption of SFAS 141 will not have a material impact on our consolidated financial statements.  Under SFAS 142, which will be adopted on February 4, 2002, goodwill will no longer be amortized and will instead be evaluated for impairment at least annually.  Our initial evaluation of impairment of existing goodwill is required to be completed no later than July 28, 2002.  We are evaluating the impact of the adoption of this standard and at this time it is not practicable to reasonably estimate the effect of the adoption on our financial position and results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We use derivative financial instruments at various times to manage the risk associated with foreign currency and interest rate fluctuations.  These contracts are insignificant to our operations and financial position.

PART II.    OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on May 30, 2001, the stockholders elected the following nominees to the Board of Directors to serve a one-year term with votes cast as follows:

Gregory Brenneman	Milledge Hart
FOR: 1,970,902,035	FOR: 1,939,755,018
AGAINST: 32,113,740	AGAINST: 63,260,757

Richard Brown	Bonnie Hill
FOR: 1,976,723,242	FOR: 1,976,880,810
AGAINST: 26,292,534	AGAINST: 26,134,966

John Clendenin	Kenneth Langone
FOR: 1,976,188,915	FOR: 1,973,881,342
AGAINST: 26,826,860	AGAINST: 29,134,434

Berry Cox	Bernard Marcus
FOR: 1,977,344,563	FOR: 1,978,129,486
AGAINST: 25,671,212	AGAINST: 24,886,290

William Davila	Robert Nardelli
FOR: 1,977,941,268	FOR: 1,977,664,820
AGAINST: 25,074,508	AGAINST: 25,350,955

Claudio Gonzalez	Roger Penske
FOR: 1,975,067,022	FOR: 1,975,785,403
AGAINST: 27,948,753	AGAINST: 27,230,372

There were no abstentions or broker non-votes applicable to the election of directors.  Arthur M. Blank and M. Faye Wilson resigned from the Board of Directors effective the day of the meeting and did not stand for reelection.  Col. Frank Borman reached the Company’s mandatory retirement age and retired from the Board.

The stockholders approved an amendment to the Company’s Employee Stock Purchase Plan to increase the number of shares available for purchase under the plan with votes cast as follows:

FOR:	1,957,772,685
AGAINST:	33,325,276
ABSTAIN:	11,917,815

Broker non-votes were not applicable to this proposal and abstentions had the effect of votes “against” this proposal.

The stockholders rejected a proposal regarding global human rights standards with votes cast as follows:

FOR:	136,700,466
AGAINST:	1,181,953,572
ABSTAIN:	133,444,958
BROKER NON-VOTE:	550,916,780

Abstentions had the effect of votes “against” this proposal.  Broker non-votes were not counted as votes “for” or “against” this proposal and therefore had no impact on the outcome.

The stockholders approved a proposal relating to simple-majority voting with votes cast as follows:

FOR:	799,604,613
AGAINST:	603,538,611
ABSTAIN:	48,955,771
BROKER NON-VOTE:	550,916,780

Abstentions had the effect of votes “against” this proposal.  Broker non-votes were not counted as votes “for” or “against” this proposal and therefore had no impact on the outcome.

A stockholder proposal relating to employment discrimination was withdrawn from consideration prior to the meeting.

Item 5.  Other Information

             None

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Termination Agreement & Release, dated June 13, 2001, by and between The Home Depot U.S.A., Inc. and Mark R. Baker

*10.2	Employment Agreement between Dennis M. Donovan and The Home Depot, Inc., dated March 16, 2001 [Form S-4 (File No. 333-61548) filed March 24, 2001, Exhibit 10.1]

*10.3	Employment Agreement between Frank L. Fernandez and The Home Depot, Inc., dated April 2, 2001 [Form S-4 (File No. 333-61548) filed March 24, 2001, Exhibit 10.2]

*10.4	Deferred Stock Units Plan and Agreement between Frank L. Fernandez and The Home Depot, Inc., dated April 2, 2001 [Form S-4 (File No. 333-61548) filed March 24, 2001, Exhibit 10.3]

11.1	Computation of Basic and Diluted Earnings Per Share

(b)	Reports on 8-K

No reports on Form 8-K were filed during the quarter ended July 29, 2001

*	Incorporated by reference to exhibits previously filed with the Commission, as indicated by the references in brackets.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HOME DEPOT, INC.

(Registrant)

	By:	/s/ Robert L. Nardelli

Robert L. Nardelli
President & CEO

/s/ Carol B. Tomé

Carol B. Tomé
Executive Vice President and
Chief Financial Officer

August 27, 2001

(Date)

THE HOME DEPOT, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit	Description

10.1	Termination Agreement & Release, dated June 13, 2001, by and between The Home Depot U.S.A., Inc. and Mark R. Baker
11.1	Computation of Basic and Diluted Earnings Per Share