Form 10-Q
period 2001-10-28
HOME DEPOT INC
filed 2001-11-28
CIK 354950

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2001

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

(770) 443-8211

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

$.05 par value 2,343,337,295 Shares, as of November 28, 2001

THE HOME DEPOT, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

OCTOBER 28, 2001

Part I. Financial Information:

Item 1. Financial Statements
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS -
Three-Month and Nine-Month Periods Ended October 28, 2001 and October 29, 2000

CONSOLIDATED CONDENSED BALANCE SHEETS -
As of October 28, 2001 and January 28, 2001

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -
Nine-Month Periods Ended October 28, 2001 and October 29, 2000

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME -
Three-Month and Nine-Month Periods Ended October 28, 2001 and October 29, 2000

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Part II. Other Information:

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signature Page

Index to Exhibits

PART I.  FINANCIAL INFORMATION

Part 1.  Financial Statements

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(Unaudited)

(In Millions, Except Per Share Data)
	Three Months Ended		Nine Months Ended

	October 28,	October 29,	October 28,	October 29,
	2001	2000	2001	2000

Net Sales	$13,289	$11,545	$40,065	$35,275
Cost of Merchandise Sold	9,279	8,095	28,074	24,812
Gross Profit	4,010	3,450	11,991	10,463

Operating Expenses:
Selling and Store Operating	2,495	2,154	7,458	6,317
Pre-Opening	28	39	87	94
General and Administrative	230	203	666	620
Total Operating Expenses	2,753	2,396	8,211	7,031

Operating Income	1,257	1,054	3,780	3,432

Interest Income (Expense):
Interest and Investment Income	17	13	39	42
Interest Expense	(7)	(5)	(18)	(16)
Interest, Net	10	8	21	26

Earnings Before Income Taxes	1,267	1,062	3,801	3,458

Income Taxes	489	412	1,467	1,342

Net Earnings	$778	$650	$2,334	$2,116

Weighted Average Number of Common Shares Outstanding	2,337	2,317	2,332	2,313

Basic Earnings Per Share	$0.33	$0.28	$1.00	$0.91

Weighted Average Number of Common Shares Outstanding Assuming Dilution	2,352	2,352	2,350	2,352

Diluted Earnings Per Share	$0.33	$0.28	$0.99	$0.90

Dividends Per Share	$0.04	$0.04	$0.12	$0.12

See accompanying notes to consolidated condensed financial statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(In Millions, Except Share Data)
	October 28,	January 28,

	2001	2001
ASSETS

Current Assets:
Cash and Cash Equivalents	$1,654	$167
Short-Term Investments	8	10
Receivables, Net	1,071	835
Merchandise Inventories	7,242	6,556
Other Current Assets	197	209
Total Current Assets	10,172	7,777

Property and Equipment, at cost	17,544	15,232
Less: Accumulated Depreciation and Amortization	2,594	2,164
Net Property and Equipment	14,950	13,068

Long-Term Investments	1	15
Notes Receivable	75	77
Cost in Excess of the Fair Value of Net Assets Acquired	318	314
Other	151	134
	$25,667	$21,385

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$3,314	$1,976
Accrued Salaries and Related Expenses	874	627
Sales Taxes Payable	406	298
Other Accrued Expenses	1,762	1,402
Income Taxes Payable	120	78
Current Installments of Long-Term Debt	60	4
Total Current Liabilities	6,536	4,385

Long-Term Debt, excluding current installments	1,258	1,545
Other Long-Term Liabilities	310	245
Deferred Income Taxes	194	195
Minority Interest	9	11

Stockholders’ Equity:
Common Stock, par value $0.05. Authorized: 10,000,000,000 shares; issued and outstanding - 2,339,185,000 shares at 10/28/01 and 2,323,747,000 shares at 1/28/01	117	116
Paid-In Capital	5,216	4,810
Retained Earnings	12,206	10,151
Accumulated Other Comprehensive Loss	(152)	(67)
Unearned Compensation	(27)	(6)

Total Stockholders’ Equity	17,360	15,004

	$25,667	$21,385

See accompanying notes to consolidated condensed financial statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Millions)	Nine Months Ended
	October 28,	October 29,
	2001	2000
Cash Provided From Operations:

Net Earnings	$2,334	$2,116

Reconciliation of Net Earnings to Net Cash
Provided by Operations:
Depreciation and Amortization	564	437
Increase in Receivables, Net	(220)	(323)
Increase in Merchandise Inventories	(686)	(990)
Increase in Accounts Payable and Accrued Expenses	2,086	1,447
Increase in Income Taxes Payable	152	119
Other	31	(13)
Net Cash Provided by Operations	4,261	2,793

Cash Flows From Investing Activities:

Capital Expenditures	(2,554)	(2,641)
Payments for Businesses Acquired, Net	(64)	(19)
Proceeds from Sales of Property and Equipment	76	66
Purchases of Investments	(14)	(31)
Proceeds from Maturities of Investments	16	17
Other	7	(23)
Net Cash Used in Investing Activities	(2,533)	(2,631)

Cash Flows From Financing Activities:

Repayments of Commercial Paper Obligations, Net	(754)	---
Proceeds from Long-Term Borrowings	526	21
Principal Repayments of Long-Term Debt	(5)	(4)
Proceeds from Sale of Common Stock, Net	279	218
Cash Dividends Paid to Stockholders	(280)	(278)
Net Cash Used in Financing Activities	(234)	(43)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(7)	(3)
Increase in Cash and Cash Equivalents	1,487	116
Cash and Cash Equivalents at Beginning of Period	167	168
Cash and Cash Equivalents at End of Period	$1,654	$284

See accompanying notes to consolidated condensed financial statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In Millions)
	Three Months Ended		Nine Months Ended

	October, 28	October 29,	October 28,	October 29,
	2001	2000	2001	2000

Net Earnings	$778	$650	$2,334	$2,116

Other Comprehensive Income (Loss):(1)
Foreign Currency Translation Adjustments	(33)	(34)	(55)	(53)
Cumulative Effect of Adopting SFAS 133	---	---	(5)	---
Change in Fair Value of Derivatives Accounted for as Hedges	(5)	---	(14)	---
Derivative Losses Reclassified to Earnings	---	---	1	---
Total Other Comprehensive Income (Loss)	(38)	(34)	(73)	(53)

Comprehensive Income	$740	$616	$2,261	$2,063

(1) Components of comprehensive income (loss) are reported net of related taxes.

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

2.     ISSUANCE OF SENIOR NOTES:

On April 12, 2001, the Company issued $500 million of 5 3/8% Senior Notes ("Senior Notes") due April 1, 2006. The Company pays interest semiannually on April 1 and October 1 of each year.  The Company, at its option, may at any time redeem all or any portion of the Senior Notes by notice to the holders. The Senior Notes are redeemable at a redemption price plus accrued interest up to the redemption date. The redemption price is equal to the greater of (1) 100% of the principal amount of the Senior Notes to be redeemed or (2) the sum of the present value of the remaining scheduled payments of principal and interest to maturity. The Senior Notes are not subject to sinking fund requirements.

3.     IMPLEMENTATION OF NEW ACCOUNTING STANDARDS:

On January 29, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended. Under SFAS 133, all derivatives are carried on the balance sheet at fair value with changes in fair value recognized immediately in earnings, unless the derivatives qualify as hedges. For a derivative qualifying as a hedge, the effective portion of the derivative's gain or loss is recorded temporarily in accumulated other comprehensive gain or loss, and then recognized in earnings along with the related effect of the hedged item. The ineffective portion of the derivative's gain or loss is reported in earnings as it occurs. The adoption of SFAS 133 did not have a material impact on the Company's financial results.

4.     SUBSEQUENT EVENTS:

On November 6, 2001, the Company acquired Your “other” Warehouse, a plumbing product distributor.  The acquisition will be recorded under the purchase method of accounting.

On October 31, 2001, the Company completed the sale of its five stores in Chile to its former joint venture partner, Falabella.  The Company also reached an agreement on October 25, 2001, to sell its four Argentina stores.  The Argentina sale is subject to local government approval and is expected to be completed by the end of fiscal 2001.

THE HOME DEPOT, INC. AND SUBSIDIARIES

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The data below reflects selected sales data, the percentage relationship between sales and major categories in the Consolidated Statements of Earnings and the percentage change in the dollar amounts of each of the items.

					Percentage
					Increase
					(Decrease) in
	Three Months Ended		Nine Months Ended		Dollar Amounts

	October 28,	October 29,	October 28,	October 29,	Three	Nine
	2001	2000	2001	2000	Months	Months

Selected Consolidated Statements of Earnings Data
Net Sales	100.0%	100.0%	100.0%	100.0%	15.1%	13.6%

Gross Profit	30.2	29.9	29.9	29.7	16.2	14.6

Operating Expenses:
Selling and Store Operating	18.8	18.7	18.6	17.9	15.8	18.1
Pre-Opening	0.2	0.3	0.2	0.3	(28.2)	(7.4)
General and Administrative	1.7	1.8	1.7	1.8	13.3	7.4

Total Operating Expenses	20.7	20.8	20.5	20.0	14.9	16.8

Operating Income	9.5	9.1	9.4	9.7	19.3	10.1

Interest Income (Expense):
Interest and Investment Income	0.1	0.1	0.1	0.1	30.8	(7.1)
Interest Expense	(0.0)	(0.0)	(0.0)	(0.0)	40.0	12.5

Interest, Net	0.1	0.1	0.1	0.1	25.0	(19.2)

Earnings Before Income Taxes	9.6	9.2	9.5	9.8	19.3	9.9

Income Taxes	3.7	3.6	3.7	3.8	18.7	9.3
Net Earnings	5.9%	5.6%	5.8%	6.0%	19.7	10.3

Selected Consolidated Sales Data
Number of Transactions (000’s)	268,812	235,641	813,502	716,201	14.1	13.6

Average Sale Per Transaction	$49.03	$49.01	$48.87	$49.07	0.0	(0.4)

Weighted Average Weekly Sales Per Operating Store (000’s)	$805	$862	$845	$912	(6.6)	(7.3)

Weighted Average Sales Per Square Foot	$384	$414	$403	$438	(7.2)	(8.0)

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

RESULTS OF OPERATIONS

Net sales for the third quarter of fiscal 2001 increased 15.1% to $13.3 billion from $11.5 billion for the third quarter of fiscal 2000.  For the first nine months of fiscal 2001, net sales increased 13.6% to $40.1 billion from $35.3 billion for the comparable period in fiscal 2000.  The sales increase for both periods was attributable to new stores (1,295 stores were open at the end of the third quarter of fiscal 2001 compared with 1,064 at the end of the third quarter of fiscal 2000).  Comparable store-for-store sales were flat for the third quarter of fiscal 2001 reflecting the difficult economic environment.  In the third quarter of fiscal 2001, comparable store-for-store sales were strong in paint, lumber and building materials, as well as in carpet and certain energy-efficient products.  Comparable store-for-store sales declined 1% for the first nine months of fiscal 2001.

Gross profit as a percent of sales was 30.2% for the third quarter of fiscal 2001 compared with 29.9% for the third quarter of fiscal 2000. For the first nine months of fiscal 2001, gross profit as a percent of sales was 29.9% compared with 29.7% for the comparable period of fiscal 2000.  The gross profit rate increase for both periods was primarily attributable to the addition of tool rental centers and to leverage achieved from our new centralized merchandising structure.  At the end of the third quarter of fiscal 2001, we were operating 442 tool rental centers compared to 281 at the end of the third quarter of fiscal 2000.

Selling and store operating expenses as a percent of sales were 18.8% for the third quarter of fiscal 2001 compared to 18.7% for the same period in fiscal 2000.  This increase was attributable to growth in store occupancy costs resulting from higher depreciation and property tax expense due to new stores, combined with increased energy costs.  Also, credit card discounts were higher than last year due to increased penetration of total credit sales.  These increased costs were partially offset by a decrease in store selling payroll expenses caused by an improvement in labor productivity as measured by sales per labor hour.

Selling and store operating expenses as a percent of sales were 18.6% for the first nine months of fiscal 2001 compared to 17.9% for the first nine months of fiscal 2000.  This increase was primarily due to increased occupancy costs resulting from higher depreciation and property tax expense combined with increased energy costs.  Selling payroll expenses increased from the comparable period last year resulting from wage rate inflation and higher medical insurance costs, which were partially offset by improvement in labor productivity.

Pre-opening expenses as a percent of sales were 0.2% for the third quarter and the first nine months of fiscal 2001, compared to 0.3% for the third quarter and first nine months of fiscal 2000.  We opened 46 stores during the third quarter of fiscal 2001 compared with 52 new stores during the same period of fiscal 2000, with a total of 161 stores opened in the first nine months of fiscal 2001 compared to 134 stores for the comparable period of fiscal 2000.  In addition, we shortened the pre-opening period during the third quarter of fiscal 2001.

General and administrative expenses as a percent of sales were 1.7% for the third quarter of fiscal 2001 compared to 1.8% for the third quarter of fiscal 2000.  For the first nine months of fiscal 2001, general and administrative expenses as a percent of sales were 1.7% compared to 1.8% for the same period in fiscal 2000.  We continue to focus on expense control, while at the same time investing in long term growth and strategic initiatives.

As a percent of sales, interest and investment income was 0.1% for all comparable periods of both fiscal 2001 and fiscal 2000.  Interest expense as a percent of sales was 0.0% for all comparable periods of both fiscal 2001 and fiscal 2000.

Our combined federal and state effective income tax rate decreased to 38.6% for the third quarter and first nine months of fiscal 2001 from 38.8% for the comparable periods of fiscal 2000.  The decrease was attributable to higher projected tax credits during fiscal 2001 compared with fiscal 2000.

Net earnings as a percent of sales were 5.9% and 5.8% for the third quarter and first nine months of fiscal 2001, respectively, compared with 5.6% and 6.0% for the third quarter and first nine months of fiscal 2000, respectively.  The increase as a percent of sales for the third quarter of fiscal 2001 was attributable to a higher gross profit margin and our ability to leverage total expenses, as described above.  The decrease as a percent of sales for the first nine months of fiscal 2001 was due to higher selling and store operating expenses, which were partially offset by higher gross profit margin, as described above.

Diluted earnings per share were $0.33 and $0.99 for the third quarter and first nine months of fiscal 2001, respectively, compared to $0.28 and $0.90 for the third quarter and first nine months of fiscal 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from store operations provides a significant source of liquidity.  During the first nine months of fiscal 2001, cash provided by operations increased to $4.3 billion compared to $2.8 billion in the same period of fiscal 2000.  The increase was primarily due to increased net earnings, a decrease in average inventory per store of 8.0% and growth in days payable outstanding.

Cash used in investing activities in the first nine months of fiscal 2001 was $2.5 billion compared to $2.6 billion in the same period of the prior fiscal year.  The decrease was primarily due to a decrease in capital expenditures as a result of the timing of expenditures for stores opened in fiscal 2001 and planned store openings in fiscal 2002.  We plan to add a total of 204 new stores and relocate 4 stores during fiscal 2001.  It is anticipated that 93% of these locations will be owned, and the remainder will be leased.

We expect capital expenditures for fiscal 2001 to be approximately $3.6 billion.  The majority of these expenditures will be for new stores.  The cost of new stores to be constructed and owned varies widely, principally due to land costs, and is expected to average approximately $14.8 million per location.  The cost to remodel and/or fixture stores to be leased is expected to average approximately $6.5 million per store.  In addition, each new store is projected to require approximately $3.0 million to finance inventories, net of vendor financing.

During the first nine months of fiscal 2001, cash used in financing activities was $234 million compared with $43 million used in the same period of fiscal 2000.  The increase in cash used was primarily due to the repayment of $754 million of commercial paper obligations outstanding as of January 28, 2001.  In addition, we raised $500 million from the issuance of 5 3/8% Senior Notes on April 12, 2001.  The net proceeds from the Senior Notes are being used to finance a portion of our capital expenditure programs, for working capital needs and for general corporate purposes.

We have a commercial paper program that allows borrowings up to a maximum of $1 billion.  As of October 28, 2001, there were no borrowings outstanding under the program.

As of October 28, 2001, we had $1.7 billion in cash and cash equivalents.  Management believes that our current cash position, internally generated funds, funds available from the $1 billion commercial paper program and the ability to obtain alternate sources of financing should be sufficient to enable us to complete our capital expenditure programs through the next several fiscal years.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets."  SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes criteria for recognizing intangible assets separately from goodwill. The adoption of SFAS 141 will not have a material impact on our consolidated financial statements.  Under SFAS 142, which will be adopted on February 4, 2002, goodwill will no longer be amortized and will instead be evaluated for impairment at least annually.  We have reviewed our goodwill and performed preliminary impairment analysis, and we do not expect the adoption of SFAS 142 to have a material impact on our consolidated financial statements.

In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and amends APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."  SFAS 144 retains the fundamental provisions of SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while resolving significant implementation issues.  SFAS 144 retains the basic provisions of APB Opinion No. 30 on the presentation of discontinued operations in the income statement, but expands the scope to include all distinguishable components of an entity that will be eliminated from ongoing operations in a disposal transaction.  We are required to adopt SFAS 144 for the fiscal years beginning after December 15, 2001, and plan to adopt its provisions for the quarter ending May 5, 2002.  We do not expect the adoption of SFAS 144 to have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the disclosure made regarding market risk in our Annual Report on Form 10-K for the year ended January 28, 2001

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

	10.1	Employment Agreement between Robert L. Nardelli and The Home Depot, Inc., effective as of December 4, 2000

	10.2	Deferred Stock Units Plan and Agreement between Robert L. Nardelli and The Home Depot, Inc., effective as of September 17, 2001

	11.1	Computation of Basic and Diluted Earnings Per Share

	(b)	Reports on 8-K

No reports on Form 8-K were filed during the quarter ended October 28, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HOME DEPOT, INC.
(Registrant)

	By:	/s/ Robert L. Nardelli
Robert L. Nardelli
President & CEO

/s/ Carol B. Tomé
Carol B. Tomé
Executive Vice President and Chief Financial Officer

November 28, 2001
(Date)

THE HOME DEPOT, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit	Description

10.1	Employment Agreement between Robert L. Nardelli and The Home Depot, Inc., effective as of December 4, 2000

10.2	Deferred Stock Units Plan and Agreement between Robert L. Nardelli and The Home Depot, Inc., effective as of September 17, 2001

11.1	Computation of Basic and Diluted Earnings Per Share