Form 10-K
period 2002-02-03
HOME DEPOT INC
filed 2002-04-19
CIK 354950

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                   FOR ANNUAL AND TRANSITION REPORTS PURSUANT
         TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended February 3, 2002
                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                           Yes [X]     No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ______
The aggregate market value of the Common Stock of the Registrant held by nonaffiliates of the Registrant on April 1, 2002, was $109,162,373,624. The aggregate market value was computed by reference to the closing price of the Common Stock on the New York Stock Exchange on such date. For the purposes of this response, executive officers and directors are deemed to be the affiliates of the Registrant and the holdings by nonaffiliates was computed at 2,263,840,183 shares.

The number of shares outstanding of the Registrant's Common Stock as of April 1, 2002 was 2,350,050,699 shares.
                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's 2001 Annual Report to Stockholders are incorporated by reference in Part II.
Portions of the Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders to be held on May 29, 2002, are incorporated by reference in Part III.

INCORPORATION BY REFERENCE

Filings made by companies with the Securities and Exchange Commission sometimes "incorporate information by reference." This means that the company is referring you to information that was previously filed with the SEC, and this information is considered to be part of the filing you are reading. The following materials are incorporated by reference into this Form 10-K:

         - Information contained in our Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated by reference in response to Items 10 through 13 of Part III.

         - Information contained on pages 24 through 35 of our 2001 Annual Report to Stockholders is incorporated by reference in response to Item 8 of Part II.

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

You should not place undue reliance on forward-looking statements, since such statements speak only as of the date they are made. Additional information concerning the risks and uncertainties listed above and other factors you may wish to consider are provided beginning on page 25 under "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition - Forward-Looking Statements May Prove Inaccurate."

                                     PART I
ITEM 1.  BUSINESS

The Home Depot, Inc. is the world's largest home improvement retailer and the second largest retailer in the United States based on net sales volume for fiscal 2001. At the end of our 2001 fiscal year, we were operating 1,333 stores. Most of our stores are either Home Depot(R) stores or EXPO Design Center(R) stores. A description of each of these types of stores is as follows:

         - HOME DEPOT STORES: Home Depot stores sell a wide assortment of building materials and home improvement and lawn and garden products and provide a number of services. Home Depot stores average approximately 109,000 square feet of enclosed space, with an additional approximately 22,000 square feet in the outside garden area. At fiscal year end, we had 1,287 Home Depot stores located throughout the United States, Canada, Argentina and Mexico.

         - EXPO DESIGN CENTER STORES: EXPO Design Center stores sell products and services primarily for home decorating and remodeling projects. Unlike Home Depot stores, EXPO Design Center stores do not sell building materials and lumber. Rather, EXPO Design Center stores offer interior design products, such as kitchen and bathroom cabinetry, tile, flooring and lighting fixtures and installation services. The prototypical EXPO Design Center is approximately 101,000 square feet. At the end of fiscal 2001, we were operating 41 EXPO Design Center stores in the United States.

Additionally, at the end of fiscal 2001 we were operating four Villager's(SM) Hardware test stores in New Jersey. Villager's Hardware stores offer products for home enhancement and small projects. We also have one test store called The Home Depot Floor Store(SM) in Texas that sells only flooring products. We also began testing a new store format focused on the professional customer, and at the end of fiscal 2001, we were operating two Home Depot Supply stores.

We offer products through two direct marketing subsidiaries. Maintenance Warehouse(R), a wholly-owned subsidiary, is a direct marketer of maintenance, repair and operations products serving primarily the multi-family housing and lodging facilities management market. The company fills orders through its 21 distribution centers, which are located throughout the United States. National Blinds & Wallpaper(SM), a wholly-owned subsidiary, is a mail order service for wallpaper, custom window treatments and rugs.

We operate three other wholly-owned subsidiaries, Georgia Lighting, Inc., Apex Supply Company, Inc. and Your "other" Warehouse, Inc. Georgia Lighting(R), a specialty lighting designer, distributor and retailer, has seven retail locations in Georgia. Apex Supply Company is a wholesale supplier of plumbing, HVAC, appliances and other related professional products with 22 locations in Florida, Georgia, South Carolina and Tennessee. In November 2001, Home Depot acquired Your "other" Warehouse(R), which is a plumbing distributor that focuses on special order fulfillment through its four facilities located in Louisiana and Nevada.

On October 31, 2001, we completed the sale of our five stores in Chile to our former joint venture partner, Falabella. In February 2002, the Company also sold its four stores in Argentina.

During fiscal 2001, we acquired TotalHOME, Mexico's second largest home improvement retailer that has three stores in Monterrey and one in Mexico City. In March 2002, we announced that we have entered into an agreement to purchase Del Norte, a four-store chain of home improvement stores in Juarez, Mexico. The transaction is subject to approval by the Mexican government.

The Home Depot, Inc. is a Delaware corporation that was incorporated in 1978. Our Store Support Center (corporate office) is located at 2455 Paces Ferry Road, Atlanta, Georgia 30339-4024. The telephone number is (770) 433-8211.

RETAIL BUSINESSES

HOME DEPOT STORES

OPERATING STRATEGY. The operating strategy for Home Depot stores is to offer a broad assortment of high-quality merchandise and services at competitive prices using highly knowledgeable, service-oriented personnel and aggressive advertising. We believe that our associates' knowledge of products and home improvement techniques and applications is very important to our marketing approach and our ability to maintain customer satisfaction. We regularly check our competitors' prices to ensure that our prices are competitive within each market.

CUSTOMERS.  Home Depot stores serve three primary customer groups:

         - DO-IT-YOURSELF ("D-I-Y") CUSTOMERS: These customers are typically homeowners who purchase products and complete their own projects and installations. To complement the in-store expertise of our associates, Home Depot stores offer many D-I-Y "how-to" clinics taught by associates and merchandise vendors.

         - DO-IT-FOR-ME ("D-I-F-M") CUSTOMERS: These customers are typically homeowners who purchase materials themselves and hire third parties to complete the project and/or installation. We offer these customers installation services for a variety of products through third party contractors.

         - PROFESSIONAL CUSTOMERS: These customers are professional repair remodelers, general contractors and tradesmen. In many stores we offer a variety of programs to these professional customers, including additional delivery and will-call services, dedicated staff, extensive merchandise selections and expanded credit programs, all of which we believe increase sales.

PRODUCTS. A typical Home Depot store stocks approximately 40,000 to 50,000 product items, including variations in color and size. Each store carries a wide selection of high-quality and nationally advertised brand name merchandise. The following table shows the percentage of sales of each major product group for each of the last three fiscal years:

                                                                           Percentage of Sales for
                                                                               Fiscal Year Ended
                                                                       ------------------------------
                                                                       Feb. 3,     Jan. 28,  Jan. 30,
                                                                         2002        2001      2000
                                                                       -------     --------  --------
         Product Group

         Building materials, lumber and millwork..............           23.6%       23.6%     24.7%
         Plumbing, electrical and kitchen.....................           28.1        27.6      26.6
         Hardware and seasonal................................           27.6        28.3      28.5
         Paint, flooring and wall coverings...................           20.7        20.5      20.2
                                                                        -----       -----     -----

         Total................................................          100.0%      100.0%    100.0%
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

We maintain a global sourcing merchandise program to source high-quality products directly from overseas manufacturers, which gives our customers a broader selection of products and better values while enhancing our gross margin. Our product development managers travel internationally to identify opportunities to purchase items directly for our stores. This enables us to improve product quality, to import products not currently available to our customers and to offer at a lower price products that would otherwise be purchased from third party importers. We currently source products from more than 500 manufacturers in approximately 40 countries.

To complement the established national brand name products we offer, we have formed strategic alliances with vendor partners to market products under brand names that are only offered through The Home Depot. At the end of fiscal year 2001, we offered products under proprietary and other exclusive brands, including Thomasville(R) kitchen and bathroom cabinets; RIDGID(R) power tools; Behr Premium Plus(R) paint; Mill's Pride(R) cabinets; GE(R) SmartWater water heaters; and Vigoro(R) fertilizer. In the future, we may consider additional strategic alignments with other vendors to offer products under proprietary brand names. Additionally, we will continue to assess opportunities to expand the range of products available under existing proprietary brands.

AT-HOME SERVICES. Home Depot stores offer a variety of installed sales and home maintenance programs through its At-Home Services(R) business. This service targets the Do-It-For-Me customer who will select and purchase materials for a project and prefers the Company to provide professional installation. We implement our installed sales programs through independent qualified contractors and strategic partners in the U.S. and Canada. These programs include the installation of products that are sold in our stores, such as carpeting, hard flooring, cabinets and solid surface countertops, as well as the installation by strategic partners of sales initiated in our stores for products such as roofing, generators and furnace and central air systems. Additionally, in November 2001 we announced a strategic alliance with a national company to test the sale of co-branded residential maintenance and repair services, such as lawn care, termite and pest control, plumbing and drain cleaning, carpet and upholstery cleaning and home warranties. The program is initially being tested in approximately 30 stores in three markets.

STORE-RELATED PROGRAMS. We continually assess our business to find opportunities to increase customer loyalty, thereby increasing sales. Accordingly, we implemented or expanded a number of in-store initiatives in Home Depot stores and programs aimed at supporting store operations during fiscal 2001, including:

         - Professional Business Customer Initiative. We are committed to being the supplier of choice to a variety of professional customers, including certain repair remodelers, carpenters, plumbers, painters, electricians, building maintenance professionals and designers. During fiscal 2001, we continued to expand our pro initiative, which adds service-related programs to our stores that are designed to increase sales to professional customers. Stores participating in the program have added associates at a sales desk dedicated to providing more personalized service to professional customers, including managing accounts and taking and filling orders for pick-up or delivery. Additionally, during the hours when professionals typically shop, these stores have assigned sales associates in certain departments to assist these customers. To better serve our professional customers, we have also increased quantities of existing products typically purchased by professionals in bulk quantities, and we offer certain items in each department packaged in bulk to offer additional savings. While aimed at the professional customer, this program also enables us to better serve our D-I-Y customer with improved customer service, including delivery and will-call services, expanded credit programs and additional merchandise. Through this initiative, we have identified best practices in serving our professional customers that are being implemented in many of our stores without material additional costs. By the end of fiscal 2001, we had expanded the professional customer initiative into approximately 535 stores, 370 of which were added during the year. We anticipate that during fiscal 2002, we will expand this initiative to more than 400 additional stores.

         - SPI Program. During fiscal 2001, we completed the roll-out of our Service Performance Improvement, or "SPI," program. The program focuses on making it easier to shop in our stores while improving customer service. Through the program, some associates are assigned specific tasks, allowing others to focus on assisting customers. Additionally, we schedule associates to receive shipments and stock merchandise when our stores are closed or during hours when they have fewer customers. We believe this separation of assignments allows us to provide better customer service while improving labor productivity, increasing transportation and receiving efficiencies, managing inventory more efficiently and increasing sales.

         - Centralization of Merchandising. During fiscal 2001, we centralized our merchandise buying decisions and vendor selection processes while retaining merchandising groups in our divisions in order to support the development of "neighborhood store" product assortments. This structure allows us to leverage the purchasing power of the Company, while focusing on the needs of individual neighborhoods, and to develop product mixes to satisfy neighborhood buying preferences. Additionally, through centralized buying, we believe we can more effectively manage our product assortments and our pricing strategy.

         - Appliance Sales. During fiscal 2000, we completed the roll-out of our appliance sales program to most of our stores in the U.S. Through this program we sell appliances manufactured by General Electric(R), Maytag(R) and other manufacturers. We display and stock the more popular appliances in our stores and offer the ability to special order over 2,000 additional products through computer kiosks located in the stores. Through the computer kiosks we can check inventory and arrange for delivery to the customer directly from the manufacturer as soon as 48 hours after the order is placed. During fiscal 2002, we plan to continue to test an enhanced offering of appliances through 1,500 to 2,000 feet of dedicated appliance selling space in selected stores. About 50 of our stores had appliance showrooms at the end of fiscal 2001, and we anticipate adding them to up to 350 stores during fiscal 2002.

         - Tool Rental. As part of our efforts to satisfy a broad range of the needs of our professional and D-I-Y customers, we offer a tool rental service in certain stores. Under this program, we rent approximately 200 commercial-quality tools in ten categories, including saws, floor sanders, generators, gas powered lawn equipment and plumbing tools. Customers can rent the tools on an hourly, daily, weekly or monthly basis. Our associates who work in the tool rental area receive special training concerning the use and maintenance of the tools. As of February 3, 2002, we offered tool rental service in approximately 466 stores compared to 342 stores at the end of fiscal 2000. By the end of fiscal 2002, we anticipate having tool rental services in approximately 600 stores. We believe that offering this service increases the sales of related merchandise without reducing the sales of equipment similar to that available for rental.

         - Customer Contact Center. During fiscal 2001, we began testing the use of a customer contact center to answer calls to stores. In addition to handling store calls, the contact center representatives assist with expediting special orders and managing installation projects. The customer contact center also supports the sale and installation of water heaters and HVAC equipment nationwide. Calls come into the center where customer service representatives assist customers with product selection and scheduling installations. The orders are then fulfilled through our stores. We believe that the customer contact center will allow us to provide better customer service, both in our stores and on the phone, while reducing costs. We anticipate continuing this test during fiscal 2002.

         - Customer Education Programs. We offer several programs to enhance the skills and confidence of our D-I-Y customers. Our associates and vendors teach "how-to" clinics that focus on D-I-Y projects, such as installing garbage disposals, laying patio pavers or building a deck. In addition to the clinics, we offer Home Depot University(SM), which presents four-week modules allowing our customers to learn about several facets of a home improvement topic. For example, a room enhancement module may provide instruction on paint, wallpaper and window treatments. Through The Home Depot's Kids Workshop(SM) program, children are instructed in tool safety and complete a small building project, such as a birdhouse or tool box. We believe that these types of educational programs increase our sales by encouraging our customers to undertake more projects, differentiating us from our competition and reinforcing our position as experts in home improvement.

STORE GROWTH

United States. At the end of fiscal 2001, we were operating 1,201 Home Depot stores in the United States, including Puerto Rico. During fiscal 2001, we opened 172 new Home Depot stores in the U.S. Although these new store openings occurred primarily in existing markets, we continued our geographic expansion by opening stores in a number of new markets.

To increase customer service levels, gain incremental sales and enhance long-term market penetration, we often open new stores near the edge of the market areas served by existing stores.

While these openings may initially have a negative impact on comparable store-for-store sales, we believe this "cannibalization" strategy increases customer satisfaction and overall market share by reducing delays in shopping, increasing utilization by existing customers and attracting new customers to more convenient locations. During fiscal 2001, approximately 30% of our stores were cannibalized by new store openings.

Canada. At the end of fiscal 2001, we were operating 78 Home Depot stores in seven Canadian provinces. Of these stores, 11 were opened during fiscal 2001. Our Canadian stores are operated through a wholly-owned Canadian subsidiary of The Home Depot.

Mexico. During fiscal 2001, we acquired TotalHOME, Mexico's second largest home improvement retailer, which has three stores in Monterrey and one in Mexico City. In March 2002, we announced that we have entered into an agreement to purchase Del Norte, a four-store chain of home improvement stores in Juarez, Mexico. The transaction is subject to approval by the Mexican government. We plan to build two additional stores in Mexicali and Tijuana during fiscal 2002 and are pursuing several additional locations.

During fiscal 2002, we currently plan to open 200 stores, including Home Depot stores, EXPO Design Center stores and other formats.

EXPO DESIGN CENTER STORES

OPERATING STRATEGY. The operating strategy for our EXPO Design Center stores is to be a complete home decorating and remodeling resource. Each of these stores offers 10 specialty businesses under one roof and features design showrooms with full-size displays to help customers visualize the end result of possible interior design projects. To assist our customers, we also offer complete project management and installation services. Accordingly, we employ associates who have expertise in designing, planning and completing decorating and remodeling projects.

CUSTOMERS. Typically, customers at EXPO Design Center stores are middle to upper income D-I-F-M customers, who purchase merchandise for installation by others. Accordingly, we offer installation services for most of the products we sell at these stores. Additionally, our trade customers are custom builders, remodelers, designers and architects.

PRODUCTS. EXPO Design Center stores offer interior design products and installation services in the following core product categories:

         -        Kitchens
         -        Baths
         -        Lighting
         -        Tile, stone and wood
         -        Appliances
         -        Seasonal
         -        Decorative fabrics and window treatments

         -        Carpets and rugs
         -        Accessories
         -        Home storage and organization

EXPO Design Center stores offer a broad range of merchandise in an effort to meet all the needs of shoppers whose interior design preferences may go beyond the items available in a Home Depot store. While there is minimal overlap between the products offered in Home Depot stores and EXPO Design Center stores, those products available at EXPO Design Center stores represent a broader and more unique assortment of merchandise. In addition to nationally advertised brand name products, we also offer items that must be special ordered or that are typically offered through showrooms open only to design professionals.

STORE GROWTH. At the end of fiscal 2001, we were operating 41 EXPO Design Center stores, 15 of which were opened that year. We currently anticipate growing the number of EXPO Design Center stores by approximately 25% in fiscal 2002. We will focus on expanding in the top 100 U.S. metropolitan markets. These new stores are expected to average approximately 101,000 square feet and will incorporate a showroom environment.

IN-STORE SERVICES. We have associates at our EXPO Design Center stores to assist with every phase of a project. Certified kitchen and bath designers are on staff, as well as design professionals to help our customers design lighting, tile and flooring, custom upholstery and bedding, custom closets and window treatments. Installation services are available for most products at EXPO Design Center stores, including kitchens, baths, flooring, wallpaper, tile, lighting fixtures and window treatments. Our project managers ensure that the products are available and then schedule licensed third party contractors to complete the work. We also offer special trade services, such as dedicated outside sales people and designers who are dedicated to helping professional customers.

GEORGIA LIGHTING

We acquired our wholly-owned subsidiary Georgia Lighting in June 1999. Georgia Lighting is a specialty lighting designer, distributor and retailer based in Atlanta. The company, which has seven retail locations, offers an extensive collection of decorative lighting fixtures, supplies, accents and accessories to commercial and retail customers. We believe that the acquisition of Georgia Lighting has allowed us to strengthen our sourcing, training and merchandising in lighting for both The Home Depot and EXPO Design Center stores.

THE HOME DEPOT FLOOR STORE

During fiscal 2000, we opened a test store in Plano, Texas that offers flooring products. The Floor Store's merchandise assortment includes carpet, ceramic, wood, laminate and vinyl flooring. During fiscal 2002, we anticipate continuing to analyze the results of this test.

HOME DEPOT URBAN STORES

We currently plan to open our first three urban stores in fiscal 2002. One will be in Brooklyn with approximately 61,000 square feet; one will be in Staten Island with approximately 79,000 square feet and the other will be a two-level store with approximately 80,000 square feet in Chicago. These stores will carry approximately 20,000 items, which will be selected depending upon the particular neighborhood in which the store is located. We are continuing to analyze other urban and high density suburban markets throughout the country for additional sites to test this smaller store concept. Additionally, we will be re-branding our four Villager's Hardware stores, which are located in New Jersey, as Home Depot urban stores.

OTHER BUSINESSES

APEX SUPPLY COMPANY

In January 2000, we acquired Apex Supply Company, a wholesale distributor of plumbing, HVAC, appliances and other related products. The Company offers these products through 22 locations in Florida, Georgia, South Carolina, and Tennessee and employs approximately 580 associates. Apex assisted us with the development of our HVAC program, and we believe this acquisition will help us to increase our penetration of the professional plumbing trades.

YOUR "OTHER" WAREHOUSE

We acquired Your "other" Warehouse in November 2001. This subsidiary is a plumbing distributor that focuses on decorative and commercial plumbing products, including special orders. Your "other" Warehouse carries over 36,000 products from over 100 plumbing vendors, including Kohler(R), American Standard(R) and other major manufacturers. The company operates three primary distribution facilities and a call center. We believe this acquisition will assist us by improving our competitive position and simplifying the special order process in our stores.

HOME DEPOT SUPPLY

We are testing a new store format focused on the professional customer. These Home Depot Supply stores offer personal service with experienced account managers, expanded assortments, greater quantities of merchandise and expanded delivery services. At the end of fiscal 2001, we were operating two of these stores, and we currently anticipate opening three to five Home Depot Supply stores during fiscal 2002.

MAINTENANCE WAREHOUSE

Our Maintenance Warehouse subsidiary is a leading provider of maintenance, repair and operations products primarily to the multi-family housing and lodging facilities management market. Through its catalog, which is published semi-annually, Maintenance Warehouse offers approximately 13,000 items, including variations in color and size. Maintenance Warehouse, which employs approximately 1,300 people, emphasizes accurate order taking, delivery and personalized service. Orders are typically placed over the telephone, through a field sales representative or through the company's website at www.mwh.com. Orders are filled through one of Maintenance Warehouse's 21 distribution centers and are shipped for same-day or next-day delivery. During fiscal 2000, Maintenance Warehouse expanded its operations in Texas, Arizona and Georgia through the acquisition of N-E Thing Supply Company, Inc.

NATIONAL BLINDS & WALLPAPER

National Blinds and Wallpaper sells decor products through telephone sales and over the Internet. The company markets primarily through magazine advertising aimed at customers seeking the lowest prices. The company maintains no inventory, as orders are shipped directly from the supplier to the customer.

INTERNET

Our primary website is located at www.homedepot.com. The site offers information about projects and our products, calculators to estimate the amount and kinds of materials needed to complete a project, as well as information about our company and links to our other on-line businesses. As with our stores, the focus of our website is customer service. We believe our Internet site provides us with an opportunity to build relationships with our customers, educate our customers, improve service, provide convenient shopping from home and increase store sales.

Through www.homedepot.com, we offer approximately 20,000 items for sale. We offer customers the products available at stores in their region on our website, and the products are priced based on the region in which the customer lives. Orders are fulfilled from certain stores that have been designated as Internet fulfillment stores and are shipped through United Parcel Service(R). By integrating Internet purchases with our stores, we hope to provide our customers with greater flexibility and service. During fiscal 2001, we launched www.EXPO.com through which customers can order select products from our EXPO Design Center stores and obtain information about these stores and the products and services they offer. We also began selling Home Depot clearance merchandise through eBay(R). We anticipate continuing to test selling clearance merchandise through the Internet during fiscal 2002.

We have included our website addresses only as inactive textual references. The information contained on our websites is not incorporated by reference into this Form 10-K.

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

We are continuously assessing and upgrading our information systems to support growth, reduce and control costs and enable our associates to make better decisions. We continue to realize greater efficiency as a result of our electronic data interchange ("EDI") program. Currently, most of our high volume vendors are participating in the EDI program, which represents more than 70% of our total transactional volume. EDI is a paperless system, which processes orders from buying offices to vendors, alerts the stores when the merchandise is to arrive and transmits invoice data from the vendors and freight carriers to the Store Support Center. Additionally, we have implemented a web-based invoicing system that, as of the end of the fiscal year, was being used by over 900 suppliers.

We continued to enhance our supply chain systems during fiscal 2001. In the transportation area, we introduced the use of bid optimization tools to less-than-truckload carriers that allow the carriers to analyze efficient route combinations and thereby reduce our costs. In addition, we implemented a truckload transportation management system and custom systems to support our transit facilities. To support our growing import volume, we also developed and implemented an advanced forecasting system and rolled out to our import distribution centers common distribution systems, which provide for increased speed, flexibility and consistency. In fiscal 2002, we plan to roll these systems out to our lumber distribution centers.

During fiscal 2003, we plan to release a new system to support services such as special orders and installations. The system will integrate the ordering, delivery and installation of products to allow us to manage projects more efficiently. We believe this system will increase accuracy and speed while reducing costs.

ASSOCIATE DEVELOPMENT. As of February 3, 2002, we employed approximately 256,000 associates, of whom approximately 14,000 were salaried, with the remainder compensated on an hourly basis. Approximately 65% of our associates are employed on a full-time basis. To attract and retain qualified personnel, we seek to maintain competitive salary and wage levels in each market area. Store managers have access to information regarding competitive salary rates in their respective markets.

We develop our training programs in a continuing effort to service the needs of our associates. These programs are designed to increase associates' knowledge of merchandising departments and products, including mandatory product knowledge training classes, and to educate, develop and test the skills of those associates who are interested in being promoted. Because we promote or relocate current associates to serve as managers and assistant managers for new stores, training and assessment of our associates is essential to our growth. Our district managers and store managers typically meet with our human resources associates to discuss the development of assistant managers and certain department heads and consider possible candidates for promotion.

We have implemented programs in our stores and divisional offices to ensure we hire and promote the most qualified associates in a non-discriminatory way. One of the most significant programs we have is our annual HR Review process, which assesses leaders and teams, reviews succession planning and executive pipeline, high potential associates, staffing, retention, diversity, training and compliance. The program is closely linked to our Performance Management Process, which evaluates the performance, leadership and potential of all associates. We also maintain a list of qualified associates who are interested in new assignments and of qualified outside applicants that can be reviewed when positions become available.

We believe that our employee relations are good.

MARKETING. We are one of the nation's largest retail advertisers, and we utilize all forms of mass media and selected forms of highly targeted media. We also incorporate major sponsorships into our marketing plan, such as NASCAR(R), the Olympic(R) games, CBS(R) College Football and home and garden shows. We extend our reach and educate our customers through proprietary publications, such as the 1-2-3(SM) home improvement series and the Style Ideas(SM) magazine.

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

CREDIT SERVICES. Home Depot offers credit purchase programs to both professional customers and D-I-Y and D-I-F-M customers. In fiscal 2001, 2.9 million new Home Depot credit accounts were opened, bringing the total number of Home Depot account holders to almost 10 million. Proprietary credit card sales accounted for approximately 21% of all Home Depot sales in fiscal 2001. We also offer an unsecured Home Improvement Loan that gives our customers the opportunity to purchase products and services in our stores. We believe that this loan program not only increases large sales, such as kitchen and bath remodels, but also generates incremental sales from our customers.

INTELLECTUAL PROPERTY. Through our wholly-owned subsidiary, Homer TLC, Inc., we have registered or applied for registration of a variety of trade names, service marks, trademarks and copyrights for use in our business, including The Home Depot(R), the "Homer" (R) character, EXPO Design Center(R) stores, Hampton Bay(R) fans, lighting and accessories, Glacier Bay(R) toilets, sinks and faucets, Pegasus(TM) faucets and bath accessories, Traffic Master(R) carpet, Commercial Electric(R) lighting fixtures, Workforce(R) tools, tool boxes and shelving and PremiumCut(R) lumber. We regard our intellectual property as having significant value and as being an important factor in the marketing of the Company and our stores and direct marketing efforts. We are not aware of any facts that could be expected to negatively impact our intellectual property.

QUALITY ASSURANCE PROGRAM. For our globally sourced products that we directly import, we have a quality assurance program. Through this program, we have established criteria for both vendor/factory and product performance, which measure factors including product quality, timely shipments and fill rate. The performance record is made available to the factories to allow them to strive for improvement. This quality assurance program, which is applied to products directly imported by Home Depot, has four components:

         - we authorize laboratories to test products prior to purchase to ensure compliance with requirements;

         - we develop and document product requirements, based on test results, applicable national and international standards and features determined by our merchants;

         - we assess the capability of factories to manufacture quality products that meet the expectations we have developed, as well as to assess their compliance with Home Depot policies; and

         - we routinely assess product quality and factory performance by conducting inspections at the factory on shipments to assure continued compliance with our product requirements.

LOGISTICS. We use several mechanisms to lower distribution costs and increase our efficiencies. Over 80% of our merchandise is shipped directly from our vendors to the stores. We operate a number of facilities to distribute the remaining merchandise to our stores. For example, certain import products require the use of distribution centers. Accordingly, as of February 3, 2002, we had seven import distribution centers, located in the United States and Canada. Additionally, at the end of fiscal 2001, we had 29 lumber distribution facilities in the United States and Canada to support the lumber demands of our stores. We also operated three transit facilities at the end of 2001. At these facilities, we receive merchandise from manufacturers and immediately cross dock it onto trucks for delivery to our stores. As our store density increases, we plan to continue adding transit facilities up to a nationwide network of 15-20 facilities. The distribution centers and transit facilities allow us to provide high service levels to our stores at relatively low costs. Our current plans call for seven additional transit facilities in fiscal 2002.

In addition to replenishing merchandise supplies at our stores, we also provide delivery services directly to our customers. We continually assess opportunities to improve our distribution network to better satisfy the needs of our stores and our customers and to lower costs.

SAFETY. We are committed to maintaining a safe environment for our customers and associates. Our Safety Department consists of a team of directors and managers in the field focused primarily on education and training, as well as an Atlanta-based team of dedicated safety professionals who evaluate and implement policies and processes Company-wide. The goal of the Safety Department is to implement a safety program designed to incorporate safety into the fabric of our Company, establishing a "safety first" approach to all facets of our business. Our Safety Department is responsible for managing the Company's safety program, which is implemented in conjunction with store-level associates, store and Division management, and the Human Resources and Merchandising Departments. The primary focuses of our safety program are (1) to establish safety standards and processes for all aspects of store operations and merchandising, (2) to effectively train appropriate associates on all applicable standards and (3) to monitor compliance with established safety standards.

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

EXECUTIVE OFFICERS

         Executive officers of The Home Depot are elected by, and serve at the pleasure of, the Board of Directors. The following provides information as of February 3, 2002 concerning our executive officers:

         ROBERT L. NARDELLI, age 53, has been President and Chief Executive Officer since December 2000 and Chairman since January 1, 2002. Prior thereto, Mr. Nardelli served as President and Chief Executive Officer of GE Power Systems, a division of General Electric Company, since 1995. Mr. Nardelli serves as a director of The Coca-Cola Company.

         DENNIS J. CAREY, age 55, has been Executive Vice President - Business Development, Strategy and Corporate Operations since May 2001. From May 1998 until that time he was Executive Vice President and Chief Financial Officer. From 1994 to 1998, Mr. Carey was employed by AT&T Corp., most recently as Vice President and General Manager - Corporate Productivity and Mergers and Acquisitions. Prior to joining AT&T, Mr. Carey held a number of positions during his 25 year tenure with General Electric Company, including Vice President and General Manager of International Operations. In March 2002, Mr. Carey resigned from The Home Depot.

         DENNIS M. DONOVAN, age 53, has been Executive Vice President - Human Resources since April 2001. From October 1998 until that time he served as Senior Vice President - Human Resources of Raytheon Company, and from February 1986 until September 1998 he served as Vice President - Human Resources of GE Power Systems, a division of General Electric Company.

         FRANK L. FERNANDEZ, age 51, has been Executive Vice President - Corporate Secretary & General Counsel since April 2001. From 1990 until that time he was managing partner at Fernandez, Burstein, Tuckzinski and Collura, P.C., in Albany, New York.

         LARRY M. MERCER, age 55, is Executive Vice President of Operations. He is responsible for the functional leadership across the entire Home Depot enterprise, both domestically since March 1996 and internationally since January 2000. Prior to his promotion, Mr. Mercer was President of the Northeast Division for five years. Mr. Mercer joined the Company in 1979 as an Assistant Store Manager and has risen through the ranks to his current position.

         CAROL B. TOME, age 45, has been Executive Vice President and Chief Financial Officer since May 2001, and prior thereto had been Senior Vice President - Finance and Accounting/ Treasurer since February 2000. From 1995 until 2000, she served as Vice President and Treasurer. From 1992 until 1995, when she joined The Home Depot, Ms. Tome was Vice President and Treasurer of Riverwood International Corporation.

Item 2.  PROPERTIES

The following tables show locations of the 1,201 Home Depot stores in the United States and the 86 stores outside of the United States as of February 3, 2002:

                               Number of Stores                                 Number of Stores
         Location                in Location                Location              in Location
         --------              ----------------             --------            ----------------
         Alabama                      14                    Montana                       3
         Alaska                        1                    Nebraska                      3
         Arizona                      33                    Nevada                       13
         Arkansas                      4                    New Hampshire                 8
         California                  155                    New Jersey                   46
         Colorado                     24                    New Mexico                    7
         Connecticut                  19                    New York                     67
         Delaware                      3                    North Carolina               29
         Florida                      99                    North Dakota                  1
         Georgia                      53                    Ohio                         48
         Hawaii                        3                    Oklahoma                      9
         Idaho                         7                    Oregon                       13
         Illinois                     43                    Pennsylvania                 42
         Indiana                       7                    Puerto Rico                   7
         Iowa                          5                    Rhode Island                  3
         Kansas                        8                    South Carolina               16
         Kentucky                      7                    South Dakota                  1
         Louisiana                    17                    Tennessee                    24
         Maine                         7                    Texas                       105
         Maryland                     31                    Utah                         12
         Massachusetts                27                    Vermont                       1
         Michigan                     51                    Virginia                     32
         Minnesota                    19                    Washington                   23
         Mississippi                   6                    Wisconsin                    21
         Missouri                     22                    Wyoming                       2

         International         Number of Stores
         Location                in Location
         -------------         ----------------
         Canada:
           Alberta                    10
           British Columbia           11
           Manitoba                    3
           Nova Scotia                 2
           Ontario                    44
           Quebec                      6
           Saskatchewan                2
         Argentina:                    4
         Mexico:
           Mexico City                 1
           Monterrey                   3

The following table shows the location of the 41 EXPO Design Center stores by state as of February 3, 2002:

                                              Number of Stores
         State                                    In State
         -----                                ----------------
         California                                  10
         Florida                                      5
         Georgia                                      3
         Illinois                                     4
         Kansas                                       1
         Maryland                                     1
         Massachusetts                                2
         Michigan                                     3
         Missouri                                     1
         New Jersey                                   2
         New York                                     3
         Texas                                        5
         Virginia                                     1


Additionally, as of February 3, 2002, we were operating four Villager's Hardware test stores, all of which are located in New Jersey; seven Georgia Lighting retail locations open to the public, all of which are located in Georgia; 22 Apex Supply locations, of which one is located in Florida, 15 are located in Georgia, four are located in Tennessee and two are located in South Carolina; one The Home Depot Floor Store location in Texas; and four Your "other" Warehouse locations in Louisiana and Nevada.

Of our 1,333 Home Depot stores, EXPO Design Center stores, Villager's Hardware stores and The Floor Store, at February 3, 2002, approximately 80% were owned (including those owned subject to a ground lease) consisting of approximately 116,901,000 square feet and approximately 20% were leased consisting of approximately 28,541,000 square feet. In recent years, we have increased the relative percentage of new stores that are owned. Although we take advantage of lease financing opportunities, we generally prefer to own stores because of greater operating control and flexibility, generally lower occupancy costs and certain other economic advantages. We believe that at the end of existing lease terms, our current leased space can be either relet or replaced by alternate space for lease or purchase that is readily available.

Our executive, corporate staff and financial offices occupy approximately 1,773,000 square feet of leased and owned space in Atlanta, Georgia. In addition, as of February 3, 2002, we occupied an aggregate of approximately 3,358,000 square feet, of which approximately 704,000 square feet is owned and approximately 2,654,000 square feet is leased, for divisional store support centers and subsidiary customer support centers. At fiscal year end, these support centers were located in Orange and San Leandro, California; Tampa and Miami, Florida; Atlanta, Georgia; Arlington Heights, Illinois; Canton, Massachusetts; Plymouth and Grand Haven, Michigan; South Plainfield, New Jersey; Dallas, Texas; Tukwila, Washington; Scarborough, Ontario and Quebec, Canada; and Buenos Aires, Argentina.

At February 3, 2002, we utilized approximately 9,122,000 square feet of warehousing and distribution space, of which approximately 1,109,000 is owned and approximately 8,013,000 is leased.

Item 3.  LEGAL  PROCEEDINGS

We have litigation arising from the normal course of business. In our opinion, this litigation will not materially affect our consolidated financial position or our results of operations.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2001.

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

                                                                   CASH
                                                                PRICE RANGE
                                                         ------------------------          DIVIDENDS
                                                          LOW               HIGH           DECLARED*
                                                         ------            ------          ---------
FISCAL YEAR 2000
  First Quarter ended April 30, 2000                     $51.00            $70.00            $ .040
  Second Quarter ended July 30, 2000                      44.13             58.75              .040
  Third Quarter ended October 29, 2000                    34.69             60.00              .040
  Fourth quarter ended January 28, 2001                   35.44             52.50              .040

FISCAL YEAR 2001
  First Quarter ended April 29, 2001                     $38.11            $49.00            $ .040
  Second Quarter ended July 29, 2001                      44.60             53.73              .040
  Third Quarter ended October 28, 2001                    30.30             50.90              .050
  Fourth quarter ended February 3, 2002                   37.15             52.04              .050

---------

*The Company paid its first cash dividend on June 22, 1987, and has paid dividends during each subsequent quarter. Future dividend payments will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors.

The number of record holders of The Home Depot's Common Stock as of April 1, 2002 was 206,988 (excluding individual participants in nominee security position listings).

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data of The Home Depot, Inc. for and as of the end of each of the periods indicated in the five-year period ended February 3, 2002 have been derived from the audited consolidated financial statements of The Home Depot, Inc., which consolidated financial statements have been audited by KPMG LLP. The selected consolidated financial data should be read in conjunction with the consolidated financial statements of The Home Depot, Inc., including the notes to those consolidated financial statements, and the audit reports of KPMG LLP, which are incorporated by reference elsewhere herein.

                                                                  Fiscal Year(1)
                                        --------------------------------------------------------------
                                          2001          2000          1999         1998          1997
                                        -------       -------       -------      -------       -------
                                                  (amounts in millions, except per share data)
Net Sales..........................     $53,553       $45,738       $38,434      $30,219       $24,156
Net Earnings.......................       3,044         2,581         2,320        1,614      1,160(2)
Diluted Earnings per Share(3)......        1.29          1.10          1.00         0.71       0.52(2)
Total Assets.......................      26,394        21,385        17,081       13,465        11,229
Long-Term Debt.....................       1,250         1,545           750        1,566         1,303
Cash Dividends per Share(3)........        0.17          0.16          0.11         0.08          0.06


(1) Fiscal 2001, 2000, 1999, 1998 and 1997 refer to the fiscal years ended February 3, 2002; January 28, 2001; January 30, 2000; January 31, 1999;
         and February 1, 1998, respectively. Fiscal year 2001 consisted of 53 weeks; all other fiscal years noted consisted of 52 weeks.
(2)      Includes the effect of a $104 million pre-tax non-recurring charge.
(3) All per share data have been adjusted for a three-for-two stock split on December 30, 1999, a two-for-one stock split on July 2, 1998 and a three-for-one stock split on July 3, 1997.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SELECTED CONSOLIDATED STATEMENTS OF EARNINGS DATA

The data below reflect sales data, the percentage relationship between sales and major categories in the Consolidated Statements of Earnings and the percentage change in the dollar amounts of each of the items.

                                                                                                             PERCENTAGE
                                                                                                        INCREASE (DECREASE)
                                                                    FISCAL YEAR(1)                       IN DOLLAR AMOUNTS
                                                         -------------------------------------        -----------------------
                                                                                                        2001           2000
                                                            2001          2000         1999           vs. 2000       vs. 1999
                                                         ----------     --------     ---------        --------       --------
NET SALES                                                     100.0%       100.0%       100.0%          17.1%          19.0%
GROSS PROFIT                                                   30.2         29.9         29.7           18.0           19.9
OPERATING EXPENSES:
    Selling and Store Operating                                19.0         18.6         17.8           19.4           24.8
    Pre-Opening                                                 0.2          0.3          0.3          (17.6)          25.7
    General and Administrative                                  1.7          1.8          1.7           12.0           24.4
                                                         ----------     --------     --------          -----          -----
        Total Operating Expenses                               20.9         20.7         19.8           18.2           24.8
                                                         ----------     --------     --------          -----          -----
        OPERATING INCOME                                        9.3          9.2          9.9           17.7           10.1

INTEREST INCOME (EXPENSE):
    Interest and Investment Income                              0.1          0.1          0.1           12.8           27.0
    Interest Expense                                           (0.1)        (0.1)        (0.1)          33.3          (48.8)
                                                         ----------     --------     --------          -----          -----
        Interest, net                                            --           --           --           (3.8)         750.0
                                                         ----------     --------     --------          -----          -----
        EARNINGS BEFORE INCOME TAXES                            9.3          9.2          9.9           17.5           10.9
Income Taxes                                                    3.6          3.6          3.9           16.9           10.2
                                                         ----------     --------     --------          -----          -----
        NET EARNINGS                                            5.7%         5.6%         6.0%          17.9%          11.3%
                                                         ----------     --------     --------          -----          -----
SELECTED SALES DATA (2)
Number of Transactions (000s)                             1,090,975      936,519      797,229           16.5%          17.5%
Average Sale per Transaction                             $    48.64     $  48.65     $  47.87             --            1.6
Weighted Average Weekly Sales per Operating Store        $  812,000     $864,000     $876,000           (6.0)          (1.4)
Weighted Average Sales per Square Foot(3)                $   387.93     $ 414.68     $ 422.53           (6.5)          (1.9)


(1) Fiscal years 2001, 2000 and 1999 refer to the fiscal years ended February 3, 2002; January 28, 2001; and January 30, 2000, respectively.
(2) Excludes Apex Supply Company, Georgia Lighting, Maintenance Warehouse, Your "other" Warehouse and National Blinds and Wallpaper.
(3) Adjusted to reflect the first 52 weeks of the 53-week fiscal year in 2001.

RESULTS OF OPERATIONS

For an understanding of the significant factors that influenced our performance during the past three fiscal years, the following discussion should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements presented in this annual report.

FISCAL YEAR ENDED FEBRUARY 3, 2002 COMPARED TO JANUARY 28, 2001. Fiscal year 2001 consisted of 53 weeks compared to 52 weeks in fiscal 2000. Net sales for fiscal 2001 increased 17.1% to $53.6 billion from $45.7 billion in fiscal 2000. This increase was attributable to, among other things, the 204 new stores opened during fiscal 2001 and full year sales from the 204 new stores opened during fiscal 2000. Approximately $880 million of the increase in sales was attributable to the additional week in fiscal 2001. Comparable store-for-store sales were flat in fiscal 2001 due to the weak economic environment resulting from certain factors including, but not limited to, low consumer confidence and high unemployment.

Gross profit as a percent of sales was 30.2% for fiscal 2001 compared to 29.9% for fiscal 2000. The rate increase was primarily attributable to a lower cost of merchandise resulting from product line reviews, purchasing synergies created by our newly centralized merchandising structure and an increase in the number of tool rental centers from 342 at the end of fiscal 2000 to 466 at the end of fiscal 2001. We expect to have tool rental centers in approximately 600 stores by the end of fiscal 2002.

Operating expenses as a percent of sales were 20.9% for fiscal 2001 compared to 20.7% for fiscal 2000. Selling and store operating expenses as a percent of sales increased to 19.0% in fiscal 2001 from 18.6% in fiscal 2000. The increase was primarily attributable to growth in store occupancy costs resulting from higher depreciation and property taxes due to our investment in new stores, combined with increased energy costs. Also, credit card transaction fees were higher than the prior year due to increased penetration of total credit sales. These increases were partially offset by a decrease in store payroll expense caused by an improvement in labor productivity resulting from initiatives inside the store and new systems enhancements.

Store initiatives include our Service Performance Improvement ("SPI") initiative which was implemented in every Home Depot store in fiscal 2001. Under SPI our stores receive and handle inventory at night, allowing our associates to spend more time with customers during peak selling hours. In addition, our Pro program was in 535 of our Home Depot stores at the end of fiscal 2001, providing dedicated store resources to serve the specific needs of professional customers. We expect to have our Pro initiative in more than 950 stores at the end of fiscal 2002. SPI and Pro have resulted in improved operational efficiency, safety and customer service.

Pre-opening expenses as a percent of sales were 0.2% for fiscal 2001 and 0.3% for fiscal 2000. We opened 204 new stores in both fiscal 2001 and 2000. Pre-opening expenses averaged $569,000 per store in fiscal 2001 compared to $671,000 per store in fiscal 2000. The decrease in the average expense per store was primarily due to shorter pre-opening periods as we reengineered our store opening process.

General and administrative expenses as a percent of sales were 1.7% for fiscal 2001 compared to 1.8% in fiscal 2000. This decrease was primarily due to cost savings associated with the reorganization of certain components of our general and administrative structure, such as the centralization of our merchandising organization, and our focus on expense control in areas such as travel.

Interest and investment income as a percent of sales was 0.1% for both fiscal 2001 and 2000. Interest expense as a percent of sales was 0.1% for both fiscal 2001 and 2000.

Our combined federal and state effective income tax rate decreased to 38.6% for fiscal 2001 from 38.8% for fiscal 2000. The decrease in fiscal 2001 was attributable to higher tax credits and a lower effective state income tax rate compared to fiscal 2000.

Net earnings as a percent of sales were 5.7% for fiscal 2001 compared to 5.6% for fiscal 2000, reflecting the increased gross profit rate, which was partially offset by higher store operating expenses, as described above. Diluted earnings per share were $1.29 for fiscal 2001 compared to $1.10 for fiscal 2000.

FISCAL YEAR ENDED JANUARY 28, 2001 COMPARED TO JANUARY 30, 2000. Net sales for fiscal 2000 increased 19.0% to $45.7 billion from $38.4 billion in fiscal 1999. This increase was attributable to, among other things, full year sales from the 169 new stores opened during fiscal 1999, a 4% comparable store-for-store sales increase and 204 new store openings.

Gross profit as a percent of sales was 29.9% for fiscal 2000 compared to 29.7% for fiscal 1999. The rate increase was primarily attributable to a lower cost of merchandise resulting from product line reviews, benefits from global sourcing programs and an increase in the number of tool rental centers from 150 at the end of fiscal 1999 to 342 at the end of fiscal 2000.

Operating expenses as a percent of sales were 20.7% for fiscal 2000 compared to 19.8% for fiscal 1999. Selling and store operating expenses as a percent of sales increased to 18.6% in fiscal 2000 from 17.8% in fiscal 1999. The increase was primarily attributable to higher store selling payroll expenses resulting from market wage pressures and an increase in employee longevity. In addition, medical costs increased due to higher family enrollment in our medical plans, rising health care costs and higher prescription drug costs. Finally, store occupancy costs, including property taxes, property rent, depreciation and utilities, increased due to new store growth and energy rate increases.

Pre-opening expenses as a percent of sales were 0.3% for both fiscal 2000 and 1999. We opened 204 new stores in fiscal 2000, compared to opening 169 new stores in fiscal 1999. Pre-opening expenses averaged $671,000 per store in fiscal 2000 compared to $643,000 per store in fiscal 1999. The higher average expense was primarily due to the opening of more EXPO Design Center stores and expansion of Home Depot stores into certain new markets including international locations, which involved longer pre-opening periods and higher training, travel and relocation costs.

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

Our combined federal and state effective income tax rate decreased to 38.8% for fiscal 2000 from 39.0% for fiscal 1999. The decrease was attributable to higher tax credits in fiscal 2000 compared to fiscal 1999.

Net earnings as a percent of sales were 5.6% for fiscal 2000 compared to 6.0% for fiscal 1999, reflecting higher selling and store operating expenses as a percent of sales partially offset by a higher gross profit rate as described above. Diluted earnings per share were $1.10 for fiscal 2000 compared to $1.00 for fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operations provides us with a significant source of liquidity. For fiscal 2001, cash provided by operations increased to $6.0 billion from $2.8 billion in fiscal 2000. The increase was primarily due to significant growth in days payable outstanding from 23 days at the end of fiscal 2000 to 34 days at the end of fiscal 2001, a 12.7% decrease in average inventory per store as of the end of fiscal 2001 and increased operating income. The growth in days payable and decrease in average inventory per store are the result of our efforts to improve our working capital position by extending our payment terms to industry standards and enhancing inventory assortments.

Cash used in investing activities, primarily comprised of capital expenditures, was $3.5 billion in both fiscal 2001 and 2000. We opened 204 new stores in both fiscal 2001 and 2000. We own 188 of the stores opened in 2001 and lease the remainder.

We plan to open 200 stores in fiscal 2002 and expect total capital expenditures to be approximately $3.6 billion.

Cash used in financing activities in fiscal 2001 was $173 million compared with cash provided by financing activities of $737 million in fiscal 2000. The increase in cash used was primarily due to the net effect of repaying $754 million of commercial paper and issuing $500 million of 5 3/8% Senior Notes during fiscal 2001.

We have a commercial paper program that allows borrowings up to a maximum of $1 billion. As of February 3, 2002, there were no borrowings outstanding under the program. In connection with the program, we have a back-up credit facility with a consortium of banks for up to $800 million. The credit facility, which expires in September 2004, contains various restrictive covenants, none of which are expected to impact our liquidity or capital resources.

We use capital, operating and other off-balance sheet leases to finance about 20% of our real estate. Off-balance sheet leases include three leases created under structured financing arrangements to fund the construction of certain stores, office buildings and distribution centers. Two of these lease agreements involve a special purpose entity which meets the criteria established by generally accepted accounting principles and is not owned by or affiliated with the Company, its management or officers. Operating and off-balance sheet leases are not reflected in our balance sheet in accordance with generally accepted accounting principles. The net present value of capital lease obligations is reflected in our balance sheet in long-term debt. As of the end of fiscal 2001, our debt to equity ratio was 6.9%. If the estimated present value of future payments under the operating and other off-balance sheet leases were capitalized, our debt to equity ratio would increase to approximately 30%.

The following table summarizes our significant contractual obligations and commercial commitments as of February 3, 2002 (amounts in millions):

                                                    Payments Due By Period
                                   ----------------------------------------------------------
Contractual Obligations(1)         Total      2002      2003-2004    2005-2006     Thereafter
                                   -----      ----      ---------    ---------     ----------
Long-Term Debt                     $1,023     $  1         $502         $502         $   18
Capital Leases                     $  791     $ 41         $ 85         $ 88         $  577
Operating Leases                   $7,407     $517         $942         $809         $5,139



                                            Amount of Commitment Expiration Per Period
                                   ----------------------------------------------------------
Commercial Commitments(2)          Total      2002      2003-2004    2005-2006     Thereafter
                                   -----      ----      ---------    ---------     ----------
Letters of Credit                  $  557     $551         $  6           --             --
Guarantees                         $  799       --         $504         $ 72         $  223


(1) Contractual obligations consist of long-term debt comprised primarily of $1 billion of Senior Notes further discussed in "Quantitative and Qualitative Disclosures about Market Risk" and future minimum lease payments under capital and operating leases, including off-balance sheet leases, used in the normal course of business.

(2) Commercial commitments include letters of credit for certain business transactions and guarantees provided under certain off-balance sheet leases. We issue letters of credit for insurance programs, import purchases and construction contracts. Under certain off-balance sheet leases for retail locations, office buildings and distribution centers, we have provided residual value guarantees. The estimated maximum amount of the residual value guarantees at the end of the lease terms is $799 million. The leases expire at various terms from 2004 through 2008 with some carrying renewal options through 2025. The expiration date of the residual value guarantees in the table above is based on the original lease terms; however, the expiration period will change if the leases are renewed.

As of February 3, 2002, we had $2.5 billion in cash and cash equivalents. We believe that our current cash position, internally generated funds, funds available from the $1 billion commercial paper program and the ability to obtain alternate sources of financing should be sufficient to enable us to complete our capital expenditure programs through the next several fiscal years.

IMPACT OF INFLATION AND CHANGING PRICES

Although we cannot accurately determine the precise effect of inflation on operations, we do not believe inflation has had a material effect on sales or results of operations.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 1 to our consolidated financial statements. The following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results, and that require judgment.

REVENUE RECOGNITION. We recognize revenue, net of estimated returns, at the time the customer takes possession of the merchandise or receives services. We estimate the liability for sales returns based on the historical return levels. The methodology used is consistent with other retailers. We believe that our estimate for sales returns is an accurate reflection of future returns. When we collect payment from customers before ownership of the merchandise has passed or the service has been performed, the amount received is recorded as a deferred revenue liability.

INVENTORY. Our inventory is stated at the lower of cost (first-in, first-out) or market, with approximately 94% valued under the retail method and the remainder under the cost method.

Under the retail method, inventory is stated at cost which is determined by applying a cost-to-retail ratio to the ending retail value of inventory. As our inventory retail value is adjusted regularly to reflect market conditions, our inventory methodology approximates the lower of cost or market. Retailers with many different types of merchandise at low unit cost with a large number of transactions frequently use this method. In addition, we reduce our ending inventory value for estimated losses related to shrink. This estimate is determined based upon analysis of historical shrink losses and recent shrink trends.

SELF INSURANCE. We are self-insured for certain losses related to general liability, product liability and workers' compensation. We maintain stop loss coverage with third party insurers to limit our total exposure. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates, and is reviewed by management and third party actuaries on a quarterly basis to ensure that the liability is appropriate. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity or frequency of claims or fluctuations in premiums, differ from our estimates, our financial results could be impacted. In an attempt to mitigate our risks of workers' compensation and general liability claims, we have significantly enhanced our store safety procedures with SPI and other safety awareness programs.

USE OF ESTIMATES. We have made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and reported amounts of revenue and expenses in preparing our financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets." Under SFAS 142, which we will adopt on February 4, 2002, goodwill will no longer be amortized and will instead be evaluated for impairment at least annually. Without this change, amortization expense for goodwill in fiscal 2002 would have been approximately $11 million. We have reviewed our goodwill and completed our impairment analysis and, accordingly, have determined that the adoption of SFAS 142 will not have a material impact on our consolidated financial statements.

In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which amends Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 retains the fundamental provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while resolving significant implementation issues. SFAS 144 retains the basic provisions of APB 30 on the presentation of discontinued operations in the income statement, but expands the scope to include all distinguishable components of an entity that will be eliminated from ongoing operations in a disposal transaction. We plan to adopt SFAS 144 on February 4, 2002 and do not expect the adoption to have a material impact on our consolidated financial statements.

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

- Instability of costs and availability of sourcing channels, which may affect the prices that the Company pays for certain commodity products, such as lumber and plywood, as well as the Company's ability to improve its mix of merchandise. Our cost of sales is affected by our ability to maintain favorable arrangements and relationships with our suppliers. Our sources of supply may be affected by trade restrictions, tariffs, currency exchange rates, transportation costs and capacity, and other factors affecting domestic and international markets.

- Our ability to attract, train and retain highly-qualified associates to staff both existing and new stores.

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


Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risks results primarily from fluctuations in interest rates. Although we have international operating entities, our exposure to foreign currency rate fluctuations is not significant to our financial condition and results. Our objective for holding derivative instruments is to decrease the volatility of earnings and cash flow associated with fluctuations in these rates.

We have financial instruments that are sensitive to changes in interest rates. These instruments include fixed rate debt and other contractual arrangements. We issued $500 million of 5 3/8% Senior Notes in fiscal 2001 maturing on April 1, 2006 and $500 million of 6 1/2% Senior Notes in fiscal 1999 maturing on September 15, 2004. As of February 3, 2002, the market values of the publicly traded 5 3/8% and 61/2% Senior Notes were approximately $511 million and $531 million, respectively. We have two interest rate swap agreements, both designed to hedge the market risk associated with interest rate volatility.
We have one agreement in the notional amount of $300 million that swaps fixed rate interest on $300 million of our $500 million 5 3/8% Senior Notes for a variable interest rate equal to LIBOR plus 30 basis points and expires on April 1, 2006. We have another agreement expiring January 31, 2003 in the notional amount of $690 million that swaps a variable interest rate for a fixed rate of 6 3/4%, designed to mitigate the interest rate risk related to the portfolio of our proprietary credit card, which is serviced by a third party.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

We refer you to the "Consolidated Statements of Earnings," "Consolidated Balance Sheets," "Consolidated Statements of Stockholders' Equity and Comprehensive Income," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and "Independent Auditors' Report" contained in our Annual Report to Stockholders for the fiscal year ended February 3, 2002, which are incorporated by reference herein.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We refer you to the information in our Proxy Statement for the 2002 Annual Meeting of Stockholders under the headings "Election of Directors and Director Biographies," "Board of Directors Information" and "General - Compliance with
Section 16(a) Beneficial Ownership Reporting Requirements," which is incorporated by reference herein. Biographical information on our executive officers is contained in Item I of this Annual Report on Form 10-K.

Item 11. EXECUTIVE COMPENSATION

We refer you to the information in our Proxy Statement for the 2002 Annual Meeting of Stockholders under the headings "Executive Compensation," "Board of Directors Information" and "General - Compensation Committee Interlocks and Insider Participation," which is incorporated by reference herein.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We refer you to the information in our Proxy Statement for the 2002 Annual Meeting of Stockholders under the heading "Stock Ownership," which is incorporated by reference herein.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We refer you to the information in our Proxy Statement for the 2002 Annual Meeting of Stockholders under the heading "General - Insider Transactions," which is incorporated by reference herein.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) 1. Financial Statements

The following financial statements are incorporated by reference from pages 24 through 35 of our Annual Report to Stockholders for the fiscal year ended February 3, 2002, as provided in Item 8 hereof:

         - Consolidated Statements of Earnings for the fiscal years ended February 3, 2002; January 28, 2001; and January 30, 2000.

         - Consolidated Balance Sheets as of February 3, 2002 and January 28, 2001.

         - Consolidated Statements of Stockholders' Equity and Comprehensive Income for the fiscal years ended February 3, 2002; January 28, 2001; and January 30, 2000.

         - Consolidated Statements of Cash Flows for the fiscal years ended February 3, 2002; January 28, 2001; and January 30, 2000.

         -        Notes to Consolidated Financial Statements.

         -        Independent Auditors' Report.

                           2.       Financial Statement Schedules

All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

         (b) Reports on Form 8-K

There were no Current Reports on Form 8-K filed during the fourth quarter of fiscal 2001.

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

          *3.l      Restated Certificate of Incorporation of The Home Depot, Inc., as amended. [FORM
                    10-Q FOR THE FISCAL QUARTER ENDED JULY 30, 2000, EXHIBIT 3.1]

          *3.2      By-laws, as amended and restated. [FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY
                    30, 2000, EXHIBIT 3.2]

          *4.1      Indenture, dated as of September 27, 1999 among The Home Depot, Inc., Credit
                    Suisse First Boston Corporation and Invemed Associates. [FORM S-4 (FILE NO.
                    333-89935) FILED OCTOBER 29, 1999, EXHIBIT 4.1]

          *4.2      Indenture, dated as of April 12, 2001, between The Home Depot, Inc. and The Bank of New York. [FORM S-4 (FILE NO. 333-61548) FILED MAY 24, 2001, EXHIBIT 4.1]

          *4.3      Form of 5-3/8% Note due April 1, 2006 (INCLUDED IN EXHIBIT 4.2).

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

          *10.5     +Employee Stock Purchase Plan, as amended. [FORM 10-K FOR THE FISCAL YEAR ENDED
                    JANUARY 28, 2001, EXHIBIT 10.5]

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

          10.15     +Supplemental Executive Choice Program, effective January 1, 1999.

         *10.16     +Employment Agreement between Robert L. Nardelli and The Home Depot, Inc., dated as of December 4, 2000. [FORM 10-Q FOR THE QUARTER ENDED OCTOBER 28, 2001,
                    EXHIBIT 10.1]

         *10.17     +Promissory Note between Robert L. Nardelli and The Home Depot, Inc. dated as of
                    December 4, 2000. [FORM 10-K FOR THE YEAR ENDED JANUARY 28, 2001, EXHIBIT 10.18]

         *10.18     Deferred Stock Units Plan and Agreement between Robert L. Nardelli and The Home
                    Depot, Inc., effective as of September 17, 2001. [FORM 10-Q FOR THE QUARTER
                    ENDED OCTOBER 28, 2001, EXHIBIT 10.2]

         *10.19     Commercial Paper Dealer Agreement between Credit Suisse First Boston
                    Corporation, as Dealer, and The Home Depot, Inc., dated as of January 24, 2001.
                    [FORM 10-K FOR THE YEAR ENDED JANUARY 28, 2001, EXHIBIT 10.19]

         *10.20     +Non-Qualified Stock Option and Deferred Stock Unit Plan and Agreement dated as of December 4, 2001. [FORM 10-K FOR THE YEAR ENDED JANUARY 28, 2001, EXHIBIT
                    10.20]

         *10.21     +Agreement between Bernard Marcus and The Home Depot, Inc. dated as of February
                    22, 2001. [FORM 10-K FOR THE YEAR ENDED JANUARY 28, 2001, EXHIBIT 10.21]

         *10.22     +Employment Agreement between Dennis M. Donovan and The Home Depot, Inc., dated
                    March 16, 2001. [FORM S-4 (FILE NO. 333-61548) FILED MAY 24, 2001, EXHIBIT 10.1]

         *10.23     +Employment Agreement between Frank L. Fernandez and The Home Depot, Inc., dated
                    April 2, 2001. [FORM S-4 (FILE NO. 333-61548) FILED MAY 24, 2001, EXHIBIT 10.2]

         *10.24     +Deferred Stock Units Plan and Agreement between Frank L. Fernandez and The Home
                    Depot, Inc. dated April 2, 2001. [FORM S-4 (FILE NO. 333-61548) FILED MAY 24,
                    2001, EXHIBIT 10.3]

          10.25     +Deferred Stock Units Plan and Agreement between Dennis M. Donovan and The Home
                    Depot, Inc., dated as of May 30, 2001.

          10.26     +Promissory Note between Dennis M. Donovan and The Home Depot, Inc. dated June
                    7, 2001.

          10.27     +Promissory Note between Frank L. Fernandez and The Home Depot, Inc. dated June
                    18, 2001.

          *11       Computation of Earnings Per Common and Common Equivalent Share. [ANNUAL REPORT
                    TO STOCKHOLDERS FOR THE FISCAL YEAR ENDED FEBRUARY 3, 2002, FILED HEREWITH AS
                    EXHIBIT 13, NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, NOTE 7]

          13        The Registrant's Annual Report to Stockholders for the fiscal year ended
                    February 3, 2002. Only those portions of said report which are specifically designated in this Form 10-K as being incorporated by reference are being electronically filed pursuant to the Securities Exchange Act of 1934.

         *21        List of Subsidiaries of the Registrant. [FORM 10-K FOR THE YEAR ENDED JANUARY
                    28, 2001, EXHIBIT 21]

          23        Consent of Independent Auditors.

          24        Special Powers of Attorney authorizing execution of this Form 10-K Annual Report have been granted and are filed herewith as follows:

                    Power of Attorney from Gregory D. Brenneman.
                    Power of Attorney from Richard H. Brown.
                    Power of Attorney from John L. Clendenin.
                    Power of Attorney from Berry R. Cox.
                    Power of Attorney from William S. Davila.
                    Power of Attorney from Claudio X. Gonzalez.
                    Power of Attorney from Richard A. Grasso.
                    Power of Attorney from Milledge A. Hart, III.
                    Power of Attorney from Bonnie G. Hill.
                    Power of Attorney from Kenneth G. Langone.
                    Power of Attorney from Roger S. Penske.


-----------
+Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             THE HOME DEPOT, INC.



                             By: /s/ Robert L. Nardelli
                                 -----------------------------------------------
                                 (Robert L. Nardelli, Chairman, President & CEO)


                             Date:   April 19, 2002
                                   ---------------------------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, The Home Depot, Inc., and in the capacities and on the dates indicated.

 Signature                                   Title                                              Date
 ---------                                   -----                                              ----
/s/ Bernard Marcus                           Director                                           April 19, 2002
-------------------------------
(Bernard Marcus)



/s/ Robert L. Nardelli                       Chairman, President & CEO                          April 19, 2002
-------------------------------              (Principal Executive Officer)
(Robert L. Nardelli)



/s/ Carol B. Tome                            Executive Vice President and                       April 19, 2002
-------------------------------              Chief Financial Officer
(Carol B. Tome)                              (Principal Financial Officer
                                             and Principal Accounting Officer)

 Signature                                   Title                                              Date
 ---------                                   -----                                              ----
         *                                   Director
-------------------------------
(Gregory D. Brenneman)


         *                                   Director
-------------------------------
(Richard H. Brown)


         *                                   Director
-------------------------------
(John L. Clendenin)


         *                                   Director
-------------------------------
(Berry R. Cox)


         *                                   Director
-------------------------------
(William S. Davila)


         *                                   Director
-------------------------------
(Claudio X. Gonzalez)


         *                                   Director
-------------------------------
(Richard A. Grasso)


         *                                   Director
-------------------------------
(Milledge A. Hart, III)


         *                                   Director
-------------------------------
(Bonnie G. Hill)


         *                                   Director
-------------------------------
(Kenneth G. Langone)


         *                                   Director
-------------------------------
(Roger S. Penske)

* The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-indicated directors of the Registrant pursuant to powers of attorney, executed on behalf of each such director.


                                     By: /s/ Robert L. Nardelli
                                         -------------------------------------
                                         (Robert L. Nardelli, Attorney-in-fact)

                                  EXHIBIT INDEX

10.15          +Supplemental Executive Choice Program, effective January 1,
               1999.

10.25          +Deferred Stock Units Plan and Agreement between Dennis M.
               Donovan and The Home Depot, Inc., dated as of May 30, 2001.

10.26          +Promissory Note between Dennis M. Donovan and The Home Depot,
               Inc. dated June 7, 2001.

10.27          +Promissory Note between Frank L. Fernandez and The Home Depot,
               Inc. dated June 18, 2001.

13 The Registrant's Annual Report to Stockholders for the fiscal year ended February 3, 2002. Only those portions of said report which are specifically designated in this Form 10-K as being incorporated by reference are being electronically filed pursuant to the Securities Exchange Act of 1934.

23             Consent of Independent Auditors.

24             Special Powers of Attorney authorizing execution of this Form
               10-K Annual Report have been granted and are filed herewith as follows:

               Power of Attorney from Gregory D. Brenneman.
               Power of Attorney from Richard H. Brown.
               Power of Attorney from John L. Clendenin.
               Power of Attorney from Berry R. Cox.
               Power of Attorney from William S. Davila.
               Power of Attorney from Claudio X. Gonzalez.
               Power of Attorney from Richard A. Grasso.
               Power of Attorney from Milledge A. Hart, III.
               Power of Attorney from Bonnie G. Hill.
               Power of Attorney from Kenneth G. Langone.
               Power of Attorney from Roger S. Penske.

---------------
+Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.