Form 10-Q
period 2002-05-05
HOME DEPOT INC
filed 2002-06-04
CIK 354950

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2002

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

$.05 par value 2,354,902,829 Shares, as of June 3, 2002

THE HOME DEPOT, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

MAY 5, 2002

Part I. Financial Information:

Item 1. Financial Statements
CONSOLIDATED STATEMENTS OF EARNINGS -
Three-Month Period Ended May 5, 2002 and April 29, 2001

CONSOLIDATED CONDENSED BALANCE SHEETS -
As of May 5, 2002 and February 3, 2002

CONSOLIDATED STATEMENTS OF CASH FLOWS -
Three-Month Period Ended May 5, 2002 and April 29, 2001

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME-
Three-Month Period Ended May 5, 2002 and April 29, 2001

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Part II. Other Information:

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Report on Form 8-K

Signature Page

Index to Exhibits

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In Millions, Except Per Share Data)

	Three Months Ended
	May 5, 2002	April 29, 2001

Net Sales	$14,282	$12,200
Cost of Merchandise Sold	9,922	8,545
Gross Profit	4,360	3,655

Operating Expenses:
Selling and Store Operating	2,745	2,394
Pre-Opening	25	27
General and Administrative	228	207
Total Operating Expenses	2,998	2,628

Operating Income	1,362	1,027

Interest Income (Expense):
Interest and Investment Income	17	6
Interest Expense	(7)	(3)
Interest, Net	10	3

Earnings Before Income Taxes	1,372	1,030

Income Taxes	516	398

Net Earnings	$856	$632

Weighted Average Number of Common Shares Outstanding	2,349	2,326

Basic Earnings Per Share	$0.36	$0.27

Weighted Average Number of Common Shares Outstanding Assuming Dilution	2,365	2,347

Diluted Earnings Per Share	$0.36	$0.27

Dividends Per Share	$0.05	$0.04

See accompanying notes to consolidated condensed financial statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(In Millions)

	May 5, 2002	February 3, 2002
ASSETS
Current Assets:
Cash and Cash Equivalents	$4,982	$2,477
Short-Term Investments	193	69
Receivables, Net	1,082	920
Merchandise Inventories	7,417	6,725
Other Current Assets	254	170
Total Current Assets	13,928	10,361

Property and Equipment, at cost	18,718	18,129
Less: Accumulated Depreciation and Amortization	2,950	2,754
Net Property and Equipment	15,768	15,375

Notes Receivable	137	83
Cost in Excess of the Fair Value of Net Assets Acquired	423	419
Other	153	156
	$30,409	$26,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$5,567	$3,436
Accrued Salaries and Related Expenses	869	717
Sales Taxes Payable	410	348
Other Accrued Expenses	958	933
Deferred Revenue	1,024	851
Income Taxes Payable	590	211
Current Installments of Long-Term Debt	5	5
Total Current Liabilities	9,423	6,501

Long-Term Debt, excluding current installments	1,285	1,250
Other Long-Term Liabilities	438	372
Deferred Income Taxes	189	189

STOCKHOLDERS’ EQUITY
Common Stock, par value $0.05. Authorized: 10,000 shares; issued and outstanding — 2,352 shares at 5/05/02 and 2,346 shares at 2/03/02	117	117
Paid-In Capital	5,575	5,412
Retained Earnings	13,538	12,799
Accumulated Other Comprehensive Loss	(127)	(220)
Unearned Compensation	(29)	(26)
Total Stockholders’ Equity	19,074	18,082
	$30,409	$26,394

See accompanying notes to consolidated condensed financial statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Millions)

	Three Months Ended
	May 5, 2002	April 29, 2001
Cash Flows From Operations:

Net Earnings	$856	$632

Reconciliation of Net Earnings to Net Cash
Provided by Operations:
Depreciation and Amortization	209	177
Increase in Receivables, Net	(121)	(205)
Increase in Merchandise Inventories	(693)	(692)
Increase in Accounts Payable, Accrued Expenses and Deferred Revenue	2,613	1,999
Increase in Income Taxes Payable	422	349
Other	(79)	(39)
Net Cash Provided by Operations	3,207	2,221

Cash Flows From Investing Activities:

Capital Expenditures	(639)	(816)
Proceeds from Sales of Property and Equipment	34	39
Proceeds from Sale of Business, Net	22	—
Purchases of Investments	(193)	(7)
Proceeds from Maturities of Investments	68	8
Other	7	(2)
Net Cash Used in Investing Activities	(701)	(778)

Cash Flows From Financing Activities:

Repayments of Commercial Paper Obligations, Net	—	(754)
Proceeds from Long-Term Debt	—	504
Repayments of Long-Term Debt	(1)	—
Proceeds from Sale of Common Stock, Net	117	99
Cash Dividends Paid to Stockholders	(118)	(93)
Net Cash Used in Financing Activities	(2)	(244)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1	(3)
Increase in Cash and Cash Equivalents	2,505	1,196
Cash and Cash Equivalents at Beginning of Period	2,477	167
Cash and Cash Equivalents at End of Period	$4,982	$1,363

See accompanying notes to consolidated condensed financial statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In Millions)

	Three Months Ended
	May 5, 2002	April 29, 2001

Net Earnings	$856	$632

Other Comprehensive Income (1) :
Foreign Currency Translation Adjustments	88	(26)
Cumulative Effect of Adopting SFAS 133	—	(5)
Change in Fair Value of Derivatives Accounted for as Hedges	3	(6)
Derivative Losses Reclassified to Earnings	—	1
Total Other Comprehensive Income	91	(36)

Comprehensive Income	$947	$596

(1)  Components of comprehensive income are reported net of related taxes.

See accompanying notes to consolidated condensed financial statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                       Summary of Significant Accounting Policies

Basis of Presentation - The accompanying consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10–Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the year ended February 3, 2002, as filed with the Securities and Exchange Commission (File No. 1–8207).

2.                                       Implementation of New Accounting Standards

On February 4, 2002, the Company adopted Statements of Financial Accounting Standards Nos. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” and 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Under SFAS 142, goodwill is not amortized and is instead evaluated for impairment at least annually.  The adoption of SFAS 142 did not have a material impact on the Company’s financial results. SFAS 144 amends Accounting Principles Board Opinion No. 30 (“APB 30”), “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” while retaining many of the fundamental provisions of SFAS 121, “Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of,” for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while resolving significant implementation issues.  SFAS 144 retains the basic provisions of APB 30 on the presentation of discontinued operations in the income statement, but expands the scope to include all distinguishable components of an entity that will be eliminated from ongoing operations in a disposal transaction.  The adoption of SFAS 144 did not have a material impact on the Company’s financial results.

3.                                       Acquisition

On March 20, 2002, the Company signed a definitive agreement to acquire Maderería Del Norte, S.A. de C.V., a four-store chain of home improvement stores in Mexico.  The transaction is expected to close in the second quarter of fiscal 2002 upon receipt of regulatory approval.

THE HOME DEPOT, INC. AND SUBSIDIARIES

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The data below reflect selected sales data, the percentage relationship between sales and major categories in the Consolidated Statements of Earnings and the percentage change in the dollar amounts of each of the items.

	Three Months Ended		Percentage
			Increase
Selected Consolidated	May 5,	April 29,	(Decrease) in
Statements of Earnings Data	2002	2001	Dollar Amounts

Net Sales	100.0%	100.0%	17.1%

Gross Profit	30.5	30.0	19.3

Operating Expenses:
Selling and Store Operating	19.2	19.6	14.7
Pre-Opening	0.2	0.2	(7.4)
General and Administrative	1.6	1.7	10.1

Total Operating Expenses	21.0	21.5	14.1

Operating Income	9.5	8.5	32.6

Interest Income (Expense):
Interest and Investment Income	0.1	0.0	183.3
Interest Expense	0.0	0.0	133.3

Interest, Net	0.1	0.0	233.3

Earnings Before Income Taxes	9.6	8.5	33.2

Income Taxes	3.6	3.3	29.6
Net Earnings	6.0%	5.2%	35.4%

Selected Consolidated Sales Data

Number of Transactions (000’s)	283,542	249,477	13.7%

Average Sale Per Transaction	$50.40	$48.64	3.6

Weighted Average Weekly Sales
Per Operating Store (000’s)	$808	$807	0.1

Weighted Average Sales
Per Square Foot	$384	$386	(0.5)

FORWARD-LOOKING STATEMENTS

Certain written and oral statements made by us or our authorized executive officers on our behalf constitute “forward-looking statements” as defined under federal securities laws.  Words or phrases such as “should result,” “are expected to,” “we anticipate,” “we estimate,” “we project” or similar expressions are intended to identify forward-looking statements.  These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections.  These risks and uncertainties include, but are not limited to, unanticipated weather conditions; stability of costs and availability of sourcing channels; the ability to attract, train and retain highly-qualified associates; conditions affecting the availability, acquisition, development and ownership of real estate; general economic conditions; the impact of competition; and regulatory and litigation matters.  You should not place undue reliance on forward-looking statements, since such statements speak only as of the date of the making of such statements.  Additional information concerning these risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended February 3, 2002.

RESULTS OF OPERATIONS

Net sales for the first quarter of fiscal 2002 increased 17.1% to $14.3 billion from $12.2 billion for the first quarter of fiscal 2001.  The sales increase was primarily attributable to new stores opened since the end of the first fiscal quarter last year (1,386 stores open at the end of the first quarter of fiscal 2002 compared to 1,178 at the end of the first quarter of fiscal 2001) and a comparable store-for-store sales increase of 5%.  The increase in comparable store-for-store sales reflects favorable weather conditions which resulted in strong sales in paint, lumber, lawn and garden during the quarter. Sales in flooring, kitchen and bath were also favorably impacted by merchandising and credit initiatives held during the quarter.  These initiatives drove sales of larger ticket items, including sales of carpet and kitchen installations, contributing to a 3.6% increase over the first quarter of fiscal 2001 in average customer ticket to $50.40.  We recognize revenue for installation jobs upon the completion of the project and, as a result of an increase in the volume of installation projects, our deferred revenue liability grew by approximately $200 million.

Gross profit as a percent of sales was 30.5% for the first quarter of fiscal 2002 compared to 30.0% for the first quarter of fiscal 2001.  The gross profit rate increase was primarily attributable to the benefits of centralized purchasing, as we lowered our cost of merchandise through tools like online auctions and special buys, rationalized our merchandise assortment and built strategic alliances and stronger relationships with key supplier partners.  In addition, the increase in the number of  tool rental centers continues to provide margin benefits.  At the end of the first quarter of fiscal 2002, we were operating 491 tool rental centers compared to 381 at the end of the first quarter of fiscal 2001.  We expect to have tool rental centers in approximately 600 stores by the end of fiscal 2002.

Selling and store operating expenses as a percent of sales were 19.2% for the first quarter of fiscal 2002 compared to 19.6% for the same period in fiscal 2001.  The decrease was primarily attributable to continued improvement in labor productivity as measured in sales per labor hour, as a result of initiatives such as Service Performance Improvement, or SPI.  In addition, we experienced no wage rate inflation during the quarter as a result of effective wage rate management.  These decreases in payroll expense were partially offset by increased workers’ compensation and general liability costs.

Pre-opening expenses as a percent of sales were 0.2% for the first quarters of fiscal 2002 and fiscal 2001.  We opened 57 stores during the first quarter of fiscal 2002 compared with 44 stores during the first quarter of fiscal 2001.  For the first quarter of fiscal 2002, pre-opening expenses averaged $416,000 per store compared to $585,000 for the first quarter of fiscal 2001.  As a result of reducing the average pre-opening period by two weeks, our pre-opening costs on a per store basis are down approximately 25% compared to the same period last year.  The remainder of the decrease in pre-opening expenses reflects the timing of store openings.

General and administrative expenses as a percent of sales were 1.6% for the first quarter of fiscal 2002 compared to 1.7% for the first quarter of fiscal 2001.  The decrease was primarily driven by organizational realignments, including the centralization of our merchandise organization, the sale of our South American operations and the consolidation of our Southeast Division.

As a percent of sales, interest and investment income was 0.1% for the first quarter of fiscal 2002 and 0.0% for the first quarter of fiscal 2001.  The increase reflects higher cash balances in the current quarter offset by a lower interest rate environment.  Interest expense as a percent of sales was 0.0% for the first quarters of fiscal 2002 and fiscal 2001.

Our combined federal and state effective income tax rate decreased to 37.6% for the first quarter of fiscal 2002 from 38.6% for the first quarter of fiscal 2001.  The decrease is attributable to higher tax credits and lower effective state income tax rates.  For the remainder of fiscal 2002, we expect the federal and state effective income tax rate to be 37.6%.

Net earnings as a percent of sales were 6.0% for the first quarter of fiscal 2002 compared to 5.2% for the first quarter of fiscal 2001.  The increase was primarily attributable to a higher gross profit rate and a decrease in selling and store operating expenses as a percent of sales, as described above.

Diluted earnings per share were $0.36 and $0.27 for the first quarters of fiscal 2002 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from store operations provides a significant source of liquidity.  During the first quarter of fiscal 2002, cash provided by operations increased to $3.2 billion compared to $2.2 billion in the same period of fiscal 2001.  The increase was primarily due to growth in days payable outstanding to 51 days at the end of the first quarter of fiscal 2002 compared to 39 days for the same period last year and a decrease in average inventory per store of approximately 13%.

Cash used in investing activities in the first quarter of fiscal 2002 was $701 million compared to $778 million in the same quarter of the prior year.  The decrease was primarily due to timing of expenditures for new stores.  We plan to open a total of 200 new stores during fiscal 2002, compared to 204 in fiscal 2001 and expect total capital expenditures to be approximately $3.6 billion in 2002.

Cash used in financing activities in the first quarter of fiscal 2002 was $2 million compared to $244 million in the comparable period last year.  In the first quarter of 2001, we repaid $754 million of commercial paper obligations offset by proceeds from the issuance of $500 million of Senior Notes.

We have a commercial paper program that allows borrowings up to a maximum of $1 billion.  As of May 5, 2002, there were no borrowings outstanding under the program.  In connection with the program, we have a back-up credit facility with a consortium of banks for up to $800 million.  The credit facility, which expires in 2004, contains various restrictive covenants, none of which are expected to impact our liquidity or capital resources.

As of May 5, 2002, we had $5.2 billion in cash, cash equivalents and short-term investments.  We believe that our current cash position, internally generated funds, funds available from the $1 billion commercial paper program and the ability to obtain alternate sources of financing should enable us to complete our capital expenditure programs through the next several fiscal years.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risks results primarily from fluctuations in interest rates.  There have been no material changes to the disclosures made regarding market risk in our Annual Report on Form 10-K for the year ended February 3, 2002.

THE HOME DEPOT, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the first quarter of fiscal 2002, no matters were submitted to a vote of security holders.

Item 5.    OTHER INFORMATION

None

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

11.1         Computation of Basic and Diluted Earnings Per Share

(b)   Report on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HOME DEPOT, INC.
(Registrant)

	By:	/s/ Robert L. Nardelli
Robert L. Nardelli
Chairman, President & CEO

/s/ Carol B. Tomé
Carol B. Tomé
Executive Vice President and
Chief Financial Officer

June 4, 2002
(Date)

THE HOME DEPOT, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit	Description

11.1	Computation of Basic and Diluted Earnings Per Share