Form 10-Q
period 2002-08-04
HOME DEPOT INC
filed 2002-08-26
CIK 354950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2002

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

$.05 par value 2,356,146,188 Shares, as of August 23, 2002

THE HOME DEPOT, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

August 4, 2002

Part I. Financial Information

Item 1. Financial Statements
CONSOLIDATED STATEMENTS OF EARNINGS -
Three-Month and Six-Month Periods
Ended August 4, 2002 and July 29, 2001

CONSOLIDATED BALANCE SHEETS -
As of August 4, 2002 and February 3, 2002

CONSOLIDATED STATEMENTS OF CASH FLOWS -
Six-Month Periods
Ended August 4, 2002 and July 29, 2001

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME -
Three-Month and Six-Month Periods
Ended August 4, 2002 and July 29, 2001

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Part II. Other Information:

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signature Page

Index to Exhibits

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In Millions, Except Per Share Data)	Three Months Ended		Six Months Ended
	August 4, 2002	July 29, 2001	August 4, 2002	July 29, 2001
Net Sales	$16,277	$14,576	$30,559	$26,776
Cost of Merchandise Sold	11,331	10,250	21,253	18,795
Gross Profit	4,946	4,326	9,306	7,981

Operating Expenses:
Selling and Store Operating	2,810	2,569	5,555	4,963
Pre-Opening	23	32	48	59
General and Administrative	236	229	464	436
Total Operating Expenses	3,069	2,830	6,067	5,458

Operating Income	1,877	1,496	3,239	2,523

Interest Income (Expense):
Interest and Investment Income	25	16	42	22
Interest Expense	(8)	(8)	(15)	(11)
Interest, Net	17	8	27	11

Earnings Before Income Taxes	1,894	1,504	3,266	2,534

Income Taxes	712	580	1,228	978

Net Earnings	$1,182	$924	$2,038	$1,556

Weighted Average Number of Common Shares Outstanding	2,354	2,334	2,352	2,330

Basic Earnings Per Share	$0.50	$0.40	$0.87	$0.67

Weighted Average Number of Common Shares Outstanding Assuming Dilution	2,363	2,355	2,364	2,351

Diluted Earnings Per Share	$0.50	$0.39	$0.86	$0.66

Dividends Per Share	$0.05	$0.04	$0.10	$0.08

See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Millions)
	August 4, 2002	February 3, 2002
ASSETS
Current Assets:
Cash and Cash Equivalents	$5,734	$2,477
Short-Term Investments	191	69
Receivables, Net	1,235	920
Merchandise Inventories	7,196	6,725
Other Current Assets	254	170
Total Current Assets	14,610	10,361

Property and Equipment, at cost	19,279	18,129
Less: Accumulated Depreciation and Amortization	3,151	2,754
Net Property and Equipment	16,128	15,375

Notes Receivable	124	83
Cost in Excess of the Fair Value of Net Assets Acquired	454	419
Other	164	156
	$31,480	$26,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$5,304	$3,436
Accrued Salaries and Related Expenses	882	717
Sales Taxes Payable	410	348
Other Accrued Expenses	1,097	933
Deferred Revenue	1,152	851
Income Taxes Payable	464	211
Current Installments of Long-Term Debt	6	5
Total Current Liabilities	9,315	6,501

Long-Term Debt, excluding current installments	1,309	1,250
Other Long-Term Liabilities	423	372
Deferred Income Taxes	189	189

STOCKHOLDERS’ EQUITY
Common Stock, par value $0.05. Authorized: 10,000 shares; issued and outstanding — 2,356 shares at August 4, 2002 and 2,346 shares at February 3, 2002	118	117
Paid-In Capital	5,705	5,412
Retained Earnings	14,602	12,799
Accumulated Other Comprehensive Loss	(147)	(220)
Unearned Compensation	(34)	(26)

Total Stockholders’ Equity	20,244	18,082

	$31,480	$26,394

See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Millions)
	Six Months Ended
	August 4, 2002	July 29, 2001
Cash Flows From Operations:

Net Earnings	$2,038	$1,556

Reconciliation of Net Earnings to Net Cash Provided by Operations:
Depreciation and Amortization	434	366
Increase in Receivables, Net	(256)	(142)
Increase in Merchandise Inventories	(471)	(627)
Increase in Accounts Payable and Accrued Expenses	2,297	1,603
Increase in Deferred Revenue	301	109
Increase in Income Taxes Payable	313	227
Other	(32)	(35)
Net Cash Provided by Operations	4,624	3,057

Cash Flows From Investing Activities:

Capital Expenditures	(1,273)	(1,723)
Payments for Businesses Acquired, Net	(59)	(64)
Proceeds from Sale of Business, Net	22	—
Purchases of Investments	(381)	(9)
Proceeds from Maturities of Investments	258	15
Other	75	43
Net Cash Used In Investing Activities	(1,358)	(1,738)

Cash Flows From Financing Activities:

Repayments of Commercial Paper Obligations, Net	—	(754)
Proceeds from Long-Term Debt	4	516
Proceeds from Sale of Common Stock, Net	226	232
Cash Dividends Paid to Stockholders	(235)	(187)
Net Cash Used In Financing Activities	(5)	(193)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(4)	(6)
Increase in Cash and Cash Equivalents	3,257	1,120
Cash and Cash Equivalents at Beginning of Period	2,477	167
Cash and Cash Equivalents at End of Period	$5,734	$1,287

See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In Millions)
	Three Months Ended		Six Months Ended
	August 4, 2002	July 29, 2001	August 4, 2002	July 29, 2001
Net Earnings	$1,182	$924	$2,038	$1,556

Other Comprehensive Income (Loss)(1):

Foreign Currency Translation Adjustments	(28)	4	60	(22)

Cumulative Effect of Adopting SFAS 133	—	—	—	(5)

Change in Fair Value of Derivatives Accounted for as Hedges	5	(3)	8	(9)

Derivative Losses Reclassified to Earnings	—	—	—	1

Total Other Comprehensive Income (Loss)	(23)	1	68	(35)

Comprehensive Income	$1,159	$925	$2,106	$1,521

(1) Components of comprehensive income are reported net of related taxes.

See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

1.                                       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 3, 2002, as filed with the Securities and Exchange Commission (File No. 1-8207).

2.                                       IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

On February 4, 2002, the Company adopted Statements of Financial Accounting Standards Nos. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” and 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Under SFAS 142, goodwill is not amortized and is instead evaluated for impairment at least annually.  The adoption of SFAS 142 did not have a material impact on the Company’s financial results. SFAS 144 amends Accounting Principles Board Opinion No. 30 (“APB 30”), “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” retaining many of the fundamental provisions of SFAS 121, “Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of,” for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while resolving significant implementation issues.  SFAS 144 retains the basic provisions of APB 30 on the presentation of discontinued operations in the income statement, but expands the scope to include all distinguishable components of an entity that will be eliminated from ongoing operations in a disposal transaction.  The adoption of SFAS 144 did not have a material impact on the Company’s financial results.

3.                                       ACQUISITION

On June 18, 2002, the Company acquired the assets of Maderería Del Norte, S.A. de C.V., a four-store chain of home improvement stores in Juarez, Mexico, bringing our total store count in Mexico to eight as of the end of the second quarter of fiscal 2002.  The acquisition was accounted for under the purchase method of accounting.

4.                                       SERVICE REVENUES

Total revenues include service revenues generated through a variety of installation and home maintenance programs. In these programs, the customer selects and purchases materials for a project and the Company provides professional installation. When the Company subcontracts the installation of a project and the subcontractor provides material as part of the installation, both the material and labor are included in service revenues.  Service revenues were $500 million and $970 million for the three- and six-month periods ended August 4, 2002, respectively, compared to $395 million and $755 million for the three- and six-month periods ended July 29, 2001, respectively.

5.                                       VALUATION RESERVES

During the quarter, there were no significant changes in valuation allowances for merchandise inventories or bad debts.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors and Stockholders

The Home Depot, Inc.

We have reviewed the accompanying consolidated balance sheets of The Home Depot, Inc. and subsidiaries as of August 4, 2002, and the related consolidated statements of earnings, comprehensive income and cash flows for the three-month and six-month periods ended August 4, 2002.  These consolidated financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants.  A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Home Depot, Inc. and subsidiaries as of February 3, 2002, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for the year then ended not presented herein; and in our report dated February 26, 2002 we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of February 3, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/  KPMG LLP

Atlanta, Georgia
August 20, 2002

THE HOME DEPOT, INC. AND SUBSIDIARIES

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The data below reflect selected sales data, the percentage relationship between sales and major categories in the Consolidated Statements of Earnings and the percentage change in the dollar amounts of each of the items.

	Three Months Ended		Six Months Ended		Percentage Increase (Decrease) in Dollar Amounts
	August 4, 2002	July 29, 2001	August 4, 2002	July 29, 2001	Three Months	Six Months
Selected Consolidated Statements of Earnings Data
Net Sales	100.0%	100.0%	100.0%	100.0%	11.7%	14.1%

Gross Profit	30.4	29.7	30.5	29.8	14.3	16.6

Operating Expenses:
Selling and Store Operating	17.3	17.6	18.2	18.6	9.4	11.9
Pre-Opening	0.1	0.2	0.2	0.2	(28.1)	(18.6)
General and Administrative	1.5	1.6	1.5	1.6	3.1	6.4

Total Operating Expenses	18.9	19.4	19.9	20.4	8.4	11.2

Operating Income	11.5	10.3	10.6	9.4	25.5	28.4

Interest Income (Expense):
Interest and Investment Income	0.2	0.1	0.1	0.1	56.3	90.9
Interest Expense	(0.1)	(0.1)	(0.0)	(0.0)	0.0	36.4

Interest, Net	0.1	0.0	0.1	0.1	112.5	145.5

Earnings Before Income Taxes	11.6	10.3	10.7	9.5	25.9	28.9

Income Taxes	4.3	4.0	4.0	3.7	22.8	25.6
Net Earnings	7.3%	6.3%	6.7%	5.8%	27.9	31.0

Selected Consolidated Sales Data
Number of Transactions (000’s)	322,836	295,219	606,378	544,696	9.4	11.3

Average Sale Per Transaction	$50.13	$48.93	$50.26	$48.79	2.5	3.0

Weighted Average Weekly Sales Per Operating Store (000’s)	$883	$923	$846	$866	(4.3)	(2.3)

Weighted Average Sales Per Square Foot	$421	$441	$403	$414	(4.5)	(2.7)

FORWARD-LOOKING STATEMENTS

Certain written and oral statements made by us or our authorized executive officers on our behalf constitute “forward-looking statements” as defined under federal securities laws.  Words or phrases such as “should result,” “are expected to,” “we anticipate,” “we estimate,” “we project,” “we believe” or similar expressions are intended to identify forward-looking statements.  These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections.  These risks and uncertainties include, but are not limited to, unanticipated weather conditions; stability of costs and availability of sourcing channels; the ability to attract, train and retain highly-qualified associates; conditions affecting the availability, acquisition, development and ownership of real estate; general economic conditions; the impact of competition; and regulatory and litigation matters.  You should not place undue reliance on forward-looking statements, since such statements speak only as of the date of the making of such statements.  Additional information concerning these risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended February 3, 2002.

RESULTS OF OPERATIONS

Net sales for the second quarter of fiscal 2002 increased 11.7% to $16.3 billion from $14.6 billion for the second quarter of fiscal 2001.  For the first six months of fiscal 2002, sales increased 14.1% to $30.6 billion from $26.8 billion for the comparable period in fiscal 2001.  The sales increase for both periods was primarily attributable to new stores opened since the end of the second fiscal quarter of last year (1,437 stores open at the end of the second quarter of fiscal 2002 compared with 1,249 at the end of the second quarter of fiscal 2001).  Comparable store-for-store sales increased 1% for the second quarter and 3% for the first six months of fiscal 2002.  The increase in comparable store-for-store sales for the second quarter of fiscal 2002 was attributable to strong sales in kitchen and bath, driven by appliances; plumbing, driven by new product lines in HVAC and water treatment; and paint and flooring as customers responded to our tightly-focused, value-driven events.

During the second quarter of fiscal 2002, our comparable store-for-store sales performance was adversely impacted by a difficult selling environment due to factors like weather, falling lumber prices and low consumer confidence, as well as by internal factors such as store cannibalization and merchandising transitions in our stores.  In certain instances, we strategically open stores near (“cannibalize”) market areas served by existing stores to enhance service levels, gain incremental sales and improve long-term market penetration. As of the second quarter of fiscal 2002, we cannibalized 24% of our stores and estimate that store cannibalization reduced comparable store-for-store sales by approximately 4%, about the same as in prior periods.  We estimate that vendor changeouts and merchandising resets, as well as in-stock issues related to our first spring season with our Service Performance Initiative (SPI), had a two to three percent negative impact to comparable store-for-store sales.  Beginning in the third quarter of fiscal 2002, our stores will add approximately $500 million of new inventory to existing levels in an effort to capture additional sales through new product assortments and better in-stock conditions.  We believe that our sales performance has been, and could continue to be, negatively impacted by the level of competition that we encounter in various markets.  However, due to the highly-fragmented home improvement industry, in which we estimate our market share is approximately 10%, measuring the impact on our sales by our competitors is extremely difficult.

During the second quarter of fiscal 2002, we continued the implementation or expansion of a number of in-store initiatives in Home Depot stores. We believe these initiatives will increase customer loyalty and operating efficiencies as they are implemented in the stores.  The professional business customer (“Pro”) initiative adds programs to our stores to enhance service levels to the Pro customer base to drive incremental sales. By the end of the second quarter of fiscal 2002 we expanded the Pro initiative to 921 stores or 64% of total stores, of which 152 stores were added during the second quarter of fiscal 2002, compared to a total of 279 stores as of the second quarter of fiscal 2001.  Stores with the Pro initiative continued to generate higher productivity, as measured by sales per square foot, than stores without it.  As the Pro initiative matures within the stores in which it has been implemented, we expect to generate improvements in sales and operating performance.  We expect to have the Pro initiative in 1,060 stores by the end of fiscal 2002.

In addition to Pro, we continue to implement the Appliance initiative in our stores, the roll out of which was started in the third quarter of fiscal 2001.  We have the Appliance initiative in 292 stores as of the end of the second quarter of fiscal 2002 and expect to add the Appliance initiative in 264 more stores by the end of fiscal 2002.  The Appliance initiative provides customers with an assortment of in-stock name brand appliances, including General Electric® and Maytag®, and offers the ability to special order over 2,000 additional products through computer kiosks located in the stores. In these stores we have enhanced the offering of appliances through 1,500 to 2,000 square feet of dedicated appliance selling space.   Comparable store-for-store sales in the Appliance category for the quarter exceeded 35%.

In addition to our Appliance and Pro initiatives, we continue to implement our DesignPlaceSM initiative. The initiative offers a pleasant shopping experience to our design/décor customers by providing personalized service from specially trained associates and an enhanced merchandise selection in an attractive setting.  Although the DesignPlace initiative is in its early stages, indications show a positive store sales trend shortly after implementation.  We have the DesignPlace initiative in 581 stores as of the end of the second quarter of fiscal 2002 compared to 108 stores as of the end of the second quarter of fiscal 2001, and expect to add 204 more by the end of fiscal year 2002.

Gross profit as a percent of sales was 30.4% for the second quarter of fiscal 2002 compared with 29.7% for the second quarter of fiscal 2001.  For the first six months of fiscal 2002, gross profit as a percent of sales was 30.5% compared with 29.8% for the comparable period of fiscal 2001.  The gross profit rate increase for both periods was primarily attributable to improvements in shrink, benefits from the rationalization of our merchandise assortment and increased penetration of import products, which typically yield a higher margin rate, from 5% last year to 7% this year.  These improvements more than fully offset the impact of our “yellow tag” event held during the second quarter of fiscal 2002.  Although the increase in the number of tool rental centers continues to provide margin benefits, the year-over-year margin impact is diminishing as the initiative matures.  At the end of the second quarter of fiscal 2002, we were operating 527 tool rental centers compared to 419 at the end of the second quarter of fiscal 2001.  We expect to have tool rental centers in approximately 600 stores by the end of fiscal 2002.

Selling and store operating expenses as a percent of sales were 17.3% for the second quarter of fiscal 2002 compared to 17.6% for the same period in fiscal 2001 and 18.2% for the first six months of fiscal 2002 compared to 18.6% for the first six months of fiscal 2001.  The decrease for both periods was primarily attributable to continued improvement in payroll.  For the second quarter of fiscal 2002, this improvement was driven primarily through strong wage rate management.  For the first six months of fiscal 2002, the improvement was driven by higher labor productivity and wage rate management.

Pre-opening expenses as a percent of sales were 0.1% for the second quarter of fiscal 2002 compared to 0.2% for the second quarter of fiscal 2001 and 0.2% for the first six months of fiscal 2002 and fiscal 2001.  We added 51 stores during the second quarter of fiscal 2002 compared with 71 stores during the second quarter of fiscal 2001.  The decrease in pre-opening expenses in both periods reflects a reduction in the average pre-opening period by two weeks and the timing of store openings.

For the second quarter and first six months of fiscal 2002, general and administrative expenses as a percent of sales were 1.5% compared to 1.6% for the second quarter and first six months of fiscal 2001.  The decrease is a result of effective expense control and the continued benefit from organizational realignments, including the centralization of our merchandise organization, the sale of our South American operations and the consolidation of our Southeast Division.

As a percent of sales, interest and investment income was 0.2% for the second quarter of fiscal 2002 versus 0.1% for the second quarter of fiscal 2001 and 0.1% for the first six months of fiscal 2002 and 2001.  The increase reflects higher cash balances offset by a lower interest rate environment.  Interest expense as a percent of sales was 0.1% for the second quarters of both fiscal 2002 and fiscal 2001 and 0.0% for the first six months of both fiscal 2002 and 2001.

Our combined federal and state effective income tax rate decreased to 37.6% for the second quarter and first six months of fiscal 2002 from 38.6% for the comparable periods of fiscal 2001.  The decrease was attributable to higher projected tax credits and a lower effective state income tax rate.  For the remainder of fiscal 2002, we expect the federal and state effective income tax rate to be 37.6%.

Net earnings as a percent of sales were 7.3% and 6.7% for the second quarter and first six months of fiscal 2002, respectively, compared with 6.3% and 5.8% for the second quarter and first six months of fiscal 2001, respectively.  The increase as a percent of sales was primarily attributable to higher gross profit margin and lower operating expenses, as described above.

Diluted earnings per share were $0.50 and $0.86 for the second quarter and first six months of fiscal 2002, respectively, compared to $0.39 and $0.66 for the second quarter and first six months of fiscal 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from store operations provides a significant source of liquidity.  During the first six months of fiscal 2002, cash provided by operations increased to $4.6 billion compared to $3.1 billion in the same period of fiscal 2001.  The increase was primarily due to improvement in days payable outstanding and higher net earnings in fiscal 2002.  Beginning in the third quarter of fiscal 2002, we will add $500 million of new inventory to existing levels in an effort to capture additional sales through new product assortments and better in-stock conditions.

Cash used in investing activities in the first six months of fiscal 2002 was $1.4 billion compared to $1.7 billion in the same period of the prior fiscal year.  The decrease was primarily due to the timing of expenditures for new stores.  During the first six months of fiscal 2002, we added 108 stores compared to 115 stores in the comparable period of 2001.  We plan to add a total of 200 new stores during fiscal 2002, compared to 204 in fiscal 2001 and expect total capital expenditures to be approximately $3.6 billion in fiscal 2002.

During the first six months of fiscal 2002, cash used in financing activities was $5 million compared with $193 million in the same period of fiscal 2001.  In the first quarter of 2001, we repaid $754 million of commercial paper obligations offset by proceeds from the issuance of $500 million of 5 3/8% Senior Notes in April 2001.

We have a commercial paper program that allows borrowings up to a maximum of $1 billion.  As of August 4, 2002, there were no borrowings outstanding under the program.  In connection with the program, we have a back-up credit facility with a consortium of banks for up to $800 million.  The credit facility, which expires in 2004, contains various restrictive covenants, none of which are expected to impact our liquidity and capital resources.

On July 15, 2002, we announced that our Board of Directors approved a share repurchase program of up to $2 billion.  The program, which is open-ended in term, will allow us to repurchase our shares on the open market in accordance with SEC guidelines.  We expect to begin purchasing shares under this program in the third quarter of fiscal 2002.

As of August 4, 2002, we had $5.9 billion in cash, cash equivalents and short-term investments.  We believe that our current cash position, internally generated funds, funds available from the $1 billion commercial paper program and the ability to obtain alternate sources of financing should be sufficient to enable us to complete our capital expenditure programs through the next several fiscal years.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.  SFAS 146 is effective for activity initiated after December 31, 2002 and is not expected to have a material impact on our consolidated financial statements.

Item 3.              Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risks results primarily from fluctuations in interest rates.  There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended February 3, 2002.

PART II.          OTHER INFORMATION

Item 4.              Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on May 29, 2002, the stockholders elected the following nominees to the Board of Directors to serve a one-year term with votes cast as follows:

G. Brenneman	R. Grasso
For: 2,043,242,008	For: 2,043,799,071
Against: 29,540,925	Against: 28,983,862

R. Brown	M. Hart
For: 2,031,706,284	For: 2,031,567,457
Against: 41,076,649	Against: 41,215,477

J. Clendenin	B. Hill
For: 2,043,541,661	For: 2,043,369,456
Against: 29,241,272	Against: 29,413,478

B. Cox	K. Langone
For: 2,031,722,914	For: 2,024,757,100
Against: 41,060,019	Against: 48,025,834

W. Davila	R. Nardelli
For: 2,031,048,230	For 2,039,433,701
Against: 41,734,704	Against: 33,349,232

C. Gonzalez	R. Penske
For: 2,030,596,876	For: 2,043,074,928
Against: 42,186,058	Against: 29,708,006

Bernard Marcus reached the Company’s mandatory retirement age and retired from the Board.

The stockholders ratified the appointment of KPMG LLP as Independent Auditors of the Company for the fiscal year 2002 with votes cast as follows:

For:	1,973,997,119
Against:	86,332,645
Abstention:	12,453,170

The stockholders approved an amendment to the Company’s Certificate of Incorporation to eliminate Article Eighth, which set forth a “fair price” provision, with votes cast as follows:

For:	1,461,340,037
Against:	70,660,568
Abstention:	16,380,909
Broker Non-votes:	524,401,420

The stockholders re-approved the Company’s 1997 Omnibus Stock Incentive Plan, as amended to add additional performance objectives with votes cast as follows:

For:	1,806,842,842
Against:	248,367,587
Abstention:	17,572,505

The stockholders rejected a stockholder proposal regarding global human rights standards with votes cast as follows:

For:	110,060,527
Against:	1,310,108,540
Abstention:	128,206,299
Broker Non-votes:	524,407,568

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc.

10.1	The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan, as amended

11.1	Computation of Basic and Diluted Earnings Per Share

99.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on 8-K

No reports on Form 8-K were filed during the quarter ended August 4, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HOME DEPOT, INC.
(Registrant)

	By:	/s/ Robert L. Nardelli
Robert L. Nardelli
Chairman, President & CEO

/s/ Carol B. Tomé
Carol B. Tomé
Executive Vice President and
Chief Financial Officer

August 26, 2002
(Date)

THE HOME DEPOT, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc.

10.1	The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan, as amended

11.1	Computation of Basic and Diluted Earnings Per Share

99.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.