Form 10-Q
period 2002-11-03
HOME DEPOT INC
filed 2002-12-05
CIK 354950

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-8207

THE HOME DEPOT, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-3261426
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2455 Paces Ferry Road N.W., Atlanta, Georgia	30339
(Address of principal executive offices)	(Zip Code)

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

$.05 par value 2,325,757,917 Shares, as of December 4, 2002

THE HOME DEPOT, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

November 3, 2002

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In Millions, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	November 3, 2002	October 28, 2001	November 3, 2002	October 28, 2001

Net Sales	$14,475	$13,289	$45,034	$40,065
Cost of Merchandise Sold	9,895	9,279	31,148	28,074
Gross Profit	4,580	4,010	13,886	11,991

Operating Expenses:
Selling and Store Operating	2,813	2,495	8,368	7,458
Pre-Opening	19	28	67	87
General and Administrative	252	230	716	666
Total Operating Expenses	3,084	2,753	9,151	8,211

Operating Income	1,496	1,257	4,735	3,780

Interest Income (Expense):
Interest and Investment Income	21	17	63	39
Interest Expense	(10)	(7)	(25)	(18)
Interest, Net	11	10	38	21

Earnings Before Income Taxes	1,507	1,267	4,773	3,801

Income Taxes	567	489	1,795	1,467

Net Earnings	$940	$778	$2,978	$2,334

Weighted Average Number of Common Shares Outstanding	2,337	2,337	2,347	2,332

Basic Earnings Per Share	$0.40	$0.33	$1.27	$1.00

Weighted Average Number of Common Shares Outstanding Assuming Dilution	2,343	2,352	2,356	2,350

Diluted Earnings Per Share	$0.40	$0.33	$1.26	$0.99

Dividends Declared Per Share	$0.06	$0.05	$0.16	$0.13

See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Millions, Except Per Share Data)

	November 3, 2002	February 3, 2002
ASSETS
Current Assets:
Cash and Cash Equivalents	$3,980	$2,477
Short-Term Investments	13	69
Receivables, Net	1,258	920
Merchandise Inventories	8,314	6,725
Other Current Assets	239	170
Total Current Assets	13,804	10,361

Property and Equipment, at cost	19,973	18,129
Less: Accumulated Depreciation and Amortization	3,369	2,754
Net Property and Equipment	16,604	15,375

Notes Receivable	125	83
Cost in Excess of the Fair Value of Net Assets Acquired	565	419
Other	249	156
	$31,347	$26,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$5,435	$3,436
Accrued Salaries and Related Expenses	891	717
Sales Taxes Payable	363	348
Other Accrued Expenses	1,112	933
Deferred Revenue	1,142	851
Income Taxes Payable	128	211
Current Installments of Long-Term Debt	6	5
Total Current Liabilities	9,077	6,501

Long-Term Debt, excluding current installments	1,316	1,250
Other Long-Term Liabilities	472	372
Deferred Income Taxes	363	189

STOCKHOLDERS’ EQUITY
Common Stock, par value $0.05. Authorized: 10,000 shares; issued 2,358 shares at November 3, 2002 and 2,346 shares at February 3, 2002	118	117
Paid-In Capital	5,757	5,412
Retained Earnings	15,425	12,799
Accumulated Other Comprehensive Loss	(117)	(220)
Unearned Compensation	(64)	(26)
Treasury Stock at cost, 30 shares at November 3, 2002 and 0 shares at February 3, 2002	(1,000)	—

Total Stockholders’ Equity	20,119	18,082

	$31,347	$26,394

See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Millions)

	Nine Months Ended
	November 3, 2002	October 28, 2001
CASH FLOWS FROM OPERATIONS:
Net Earnings	$2,978	$2,334

Reconciliation of Net Earnings to Net Cash Provided by Operations:
Depreciation and Amortization	665	564
Increase in Receivables, Net	(225)	(220)
Increase in Merchandise Inventories	(1,574)	(686)
Increase in Accounts Payable and Accrued Expenses	2,421	1,909
Increase in Deferred Revenue	291	177
(Decrease) Increase in Income Taxes Payable	(19)	152
Other	155	31
Net Cash Provided by Operations	4,692	4,261

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(1,954)	(2,554)
Payments for Businesses Acquired, Net	(231)	(64)
Proceeds from Sale of Business, Net	22	—
Proceeds from Sales of Property and Equipment	82	76
Purchases of Investments	(518)	(14)
Proceeds from Maturities of Investments	483	16
Other	(1)	7
Net Cash Used In Investing Activities	(2,117)	(2,533)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of Commercial Paper Obligations, Net	—	(754)
Proceeds from Long-Term Debt	3	521
Proceeds from Sale of Common Stock, Net	272	279
Repurchase of Common Stock	(1,000)	—
Cash Dividends Paid to Stockholders	(352)	(280)
Net Cash Used In Financing Activities	(1,077)	(234)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	5	(7)
Increase in Cash and Cash Equivalents	1,503	1,487
Cash and Cash Equivalents at Beginning of Period	2,477	167
Cash and Cash Equivalents at End of Period	$3,980	$1,654

See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In Millions)

	Three Months Ended		Nine Months Ended
	November 3, 2002	October 28, 2001	November 3, 2002	October 28, 2001

Net Earnings	$940	$778	$2,978	$2,334

Other Comprehensive Income (Loss)(1):

Foreign Currency Translation Adjustments	22	(33)	82	(55)

Cumulative Effect of Adopting SFAS 133	—	—	—	(5)

Change in Fair Value of Derivatives Accounted for as Hedges	5	(5)	13	(14)

Derivative Losses Reclassified to Earnings	—	—	—	1

Total Other Comprehensive Income (Loss)	27	(38)	95	(73)

Comprehensive Income	$967	$740	$3,073	$2,261

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

2.             IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

On February 4, 2002, the Company adopted Statements of Financial Accounting Standards (“SFAS”) Nos. 142, “Goodwill and Other Intangible Assets,” and 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Under SFAS No. 142, goodwill is not amortized and is instead evaluated for impairment at least annually.  The adoption of SFAS No. 142 did not have a material impact on the Company’s financial results. SFAS No. 144 amends Accounting Principles Board Opinion (“APB”) No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” retaining many of the fundamental provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of,” for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while resolving significant implementation issues.  SFAS No. 144 retains the basic provisions of APB No. 30 on the presentation of discontinued operations in the income statement, but expands the scope to include all distinguishable components of an entity that will be eliminated from ongoing operations in a disposal transaction.  The adoption of SFAS No. 144 did not have a material impact on the Company’s financial results.

3.             CHANGE IN ACCOUNTING METHOD

Effective February 3, 2003, the Company will adopt the fair value method of recording stock option expense under SFAS No. 123, “Accounting for Stock-Based Compensation.”  Beginning in fiscal 2003, employee stock option grants will be expensed over the stock option vesting period based on the fair value at the date the options are granted. Based on the current accounting guidance under SFAS No. 123 the Company will begin to recognize stock option expense prospectively for all stock awards granted after February 2, 2003, resulting in an estimated negative impact on earnings per share of $.02 to $.03 for fiscal 2003.  This estimate was based on certain assumptions regarding stock price, fair value and number of options granted.  Currently, the Company applies the intrinsic value method permitted under SFAS No. 123, as defined in APB No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock option plans, and accordingly, no compensation expense has been recognized for stock awards granted with an exercise price equal to the fair market value of the stock on the date of grant.  The Company will continue to account for stock option costs under APB No. 25 until adoption of the fair value method beginning in fiscal 2003.

4.             ACQUISITIONS

In October 2002, the Company acquired substantially all of the assets of FloorWorks, Inc. and Arvada Hardwood Floors Co., and common stock of Floors, Inc., three flooring installation companies primarily servicing the new home industry.  These acquisitions were accounted for under the purchase method of accounting.

5.             SERVICE REVENUES

Total revenues include service revenues generated through a variety of installation and home maintenance programs in our Home Depot and EXPO stores. In these programs, the customer selects and purchases materials for a project and the Company provides and/or arranges professional installation.  When the Company subcontracts the installation of a project and the subcontractor provides material as part of the installation, both the material and labor are included in service revenues.  The Company recognizes this revenue when the service for the customer is completed.  All payments collected prior to the completion of services are recorded as a deferred revenue liability.  Gross service revenues generated by our Home Depot and EXPO stores, excluding the impact of deferred revenue, were $547 million and $1.5 billion for the three- and nine-month periods ended November 3, 2002, respectively, compared to $427 million and $1.2 billion for the three- and nine-month periods ended October 28, 2001, respectively.  Net service revenues, including the impact of deferred revenue, were $524 million and $1.4 billion for the three- and nine-month periods ended November 3, 2002, respectively, compared to $403 million and $1.1 billion for the three- and nine-month periods ended October 28, 2001, respectively.

6.             VALUATION RESERVES

As of the end of the third quarter of fiscal 2002, the valuation allowances for merchandise inventories and bad debts were not material.

THE HOME DEPOT, INC. AND SUBSIDIARIES

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors and Stockholders

The Home Depot, Inc.:

We have reviewed the accompanying consolidated balance sheet of The Home Depot, Inc. and subsidiaries as of November 3, 2002, and the consolidated statements of earnings and comprehensive income for the three-month and nine-month periods ended November 3, 2002 and the consolidated statement of cash flows for the nine-month period ended November 3, 2002.  These consolidated financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants.  A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of The Home Depot, Inc. and subsidiaries as of February 3, 2002, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period then ended (not presented herein); and in our report dated February 26, 2002, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of February 3, 2002, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
KPMG LLP
Atlanta, Georgia

November 18, 2002

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

	Three Months Ended		Nine Months Ended		Percentage Increase (Decrease) in Dollar Amounts
	November 3, 2002	October 28, 2001	November 3, 2002	October 28, 2001	Three Months	Nine Months

Net Sales	100.0%	100.0%	100.0%	100.0%	8.9%	12.4%

Gross Profit	31.6	30.2	30.8	29.9	14.2	15.8

Operating Expenses:
Selling and Store Operating	19.4	18.8	18.6	18.6	12.7	12.2
Pre-Opening	0.2	0.2	0.1	0.2	(32.1)	(23.0)
General and Administrative	1.7	1.7	1.6	1.7	9.6	7.5

Total Operating Expenses	21.3	20.7	20.3	20.5	12.0	11.4

Operating Income	10.3	9.5	10.5	9.4	19.0	25.3

Interest Income (Expense):
Interest and Investment Income	0.2	0.1	0.2	0.1	23.5	61.5
Interest Expense	(0.1)	(0.0)	(0.1)	(0.0)	42.9	38.9

Interest, Net	0.1	0.1	0.1	0.1	10.0	81.0

Earnings Before Income Taxes	10.4	9.6	10.6	9.5	18.9	25.6

Income Taxes	3.9	3.7	4.0	3.7	16.0	22.4
Net Earnings	6.5%	5.9%	6.6%	5.8%	20.8	27.6

Selected Consolidated Sales Data
Number of Transactions (000’s)	286,212	268,812	892,589	813,502	6.5	9.7

Average Sale Per Transaction	$49.66	$49.03	$50.07	$48.87	1.3	2.5

Weighted Average Weekly Sales Per Operating Store (000’s)	$754	$805	$814	$845	(6.3)	(3.7)

Weighted Average Sales Per Square Foot	$360	$384	$389	$403	(6.3)	(3.5)

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

RESULTS OF OPERATIONS

Net sales for the third quarter of fiscal 2002 increased 8.9% to $14.5 billion from $13.3 billion for the third quarter of fiscal 2001.  For the first nine months of fiscal 2002, net sales increased 12.4% to $45.0 billion from $40.1 billion for the comparable period in fiscal 2001.  The sales increase for both periods was primarily attributable to new stores opened since the end of the third fiscal quarter of last year (1,471 stores open at the end of the third quarter of fiscal 2002 compared with 1,295 at the end of the third quarter of fiscal 2001).  Comparable store-for-store sales decreased 2% for the third quarter of fiscal 2002 and increased 1% for the first nine months of fiscal 2002.  The decrease in comparable store-for-store sales for the third quarter of fiscal 2002 was attributable to a number of factors, including our ongoing aggressive merchandise reset campaign which interrupted customer traffic as we made necessary investments to position our stores for future growth; depressed lumber prices; pressure on millwork as we anniversaried last year’s energy conservation product demand and cannibalization as discussed below.  We expect the merchandise resets to continue through the fourth quarter of 2002 into fiscal 2003.  The increase in comparable store-for-store sales for the first nine months of fiscal 2002 was primarily due to strong sales in kitchen and bath driven by appliances; as well as strong sales in paint and in flooring.

In order to achieve our long term strategy of market dominance, we strategically open (“cannibalize”) stores near market areas served by existing stores to enhance service levels, gain incremental sales and increase market penetration. As of the third quarter of fiscal 2002, our new stores cannibalized 22% of our existing stores and we estimate that store cannibalization reduced comparable store-for-store sales by approximately 4%, about the same as in prior periods.  As more than 30% of our existing stores were cannibalized in some of our most productive divisions, including New England and the West Coast, our weighted average weekly sales per store decreased during the third quarter of fiscal 2002 to $754,000 from $805,000 in the third quarter of fiscal 2001.  Additionally, we believe that our sales performance has been, and could continue to be, negatively impacted by the level of competition that we encounter in various markets.  However, due to the highly-fragmented home improvement industry, in which we estimate our market share is approximately 10%, measuring the impact on our sales by our competitors is extremely difficult.

In the third quarter of fiscal 2002, we continued the implementation or expansion of a number of in-store initiatives.  We believe these initiatives will increase customer loyalty and operating efficiencies as they are fully implemented in the stores.  The professional business customer (“Pro”) initiative adds programs to our stores to enhance service levels to the Pro customer base.  By the end of the third quarter of fiscal 2002 we had the Pro initiative in 1,072 stores or 73% of total stores, compared to a total of 385 stores as of the third quarter of fiscal 2001.  We added the Pro initiative to 151 stores during the third quarter of fiscal 2002.  This initiative is still in its early stages as approximately half of our stores implemented the Pro initiative this fiscal year.  As the Pro initiative matures within the stores in which it has been implemented, we expect to generate improvements in sales and operating performance.  We expect to have the Pro initiative in 1,141 stores by the end of fiscal 2002.

In addition to Pro, we continue to implement the Appliance initiative in our stores, the roll out of which was started in the third quarter of fiscal 2001.  We have the Appliance initiative in 588 stores as of the end of the third quarter of fiscal 2002 and expect to add the Appliance initiative in 87 more stores by the end of fiscal 2002.  The Appliance initiative provides customers with an assortment of in-stock name brand appliances, including General Electric® and Maytag®, and offers the ability to special order over 2,000 additional related products through computer kiosks located in the stores. In these stores we have enhanced the offering of appliances through 1,500 to 2,000 square feet of dedicated appliance selling space.  Comparable store-for-store sales in the Appliance category for the third quarter and first nine months of fiscal 2002 approximated 37% and 32%, respectively.

In addition to our Appliance and Pro initiatives, we continue to implement our DesignPlaceSM initiative.  The initiative offers a pleasant shopping experience to our design/décor customers by providing personalized service from specially trained associates and an enhanced merchandise selection in an attractive setting.  Although the DesignPlace initiative is in its early stages, indications show a positive store sales trend shortly after implementation.  We have the DesignPlace initiative in 746 stores as of the end of the third quarter of fiscal 2002 compared to 205 stores as of the end of the third quarter of fiscal 2001, and expect to add the DesignPlace initiative in 120 more stores by the end of fiscal 2002.

Gross profit as a percent of sales was 31.6% for the third quarter of fiscal 2002 compared with 30.2% for the third quarter of fiscal 2001.  For the first nine months of fiscal 2002, gross profit as a percent of sales was 30.8% compared with 29.9% for the comparable period of fiscal 2001.  The gross profit rate increase for both periods was primarily attributable to improvements in shrink, benefits from the rationalization of our merchandise assortment and increased penetration of import products, which typically have a lower cost, from 6% last year to 7% this year.  Although the increase in the number of tool rental centers continues to provide margin benefits, the year-over-year margin impact is diminishing as the initiative matures.  At the end of the third quarter of fiscal 2002, we were operating 559 tool rental centers compared to 442 at the end of the third quarter of fiscal 2001.  We expect to have tool rental centers in approximately 600 stores by the end of fiscal 2002.

Selling and store operating expenses as a percent of sales were 19.4% for the third quarter of fiscal 2002 compared to 18.8% for the same period in fiscal 2001 and 18.6% for the first nine months of fiscal 2002 and 2001.  The increase in the third quarter of fiscal 2002 was primarily attributable to continuing pressure on workers’ compensation and general liability expense due in part to rising medical costs; increased costs for new signage, fixtures, and general maintenance related to merchandise resets and renovations in our stores; increased advertising spend and an increased investment in labor in our stores to ensure better in-stock position and customer service. The increase in selling and store operating expenses during the third quarter of fiscal 2002 was partially offset by the continued improvement in wage rate management.  For the first nine months of fiscal 2002, selling and store operating expenses remained flat compared to the prior year, driven by strong improvements in wage rate management and higher labor productivity, offset by higher workers’ compensation and general liability expense and increased costs of fixtures and general maintenance related to merchandise resets and renovations in our stores.

Pre-opening expenses as a percent of sales were 0.2% for the third quarters of fiscal 2002 and 2001 and 0.1% and 0.2% for the first nine months of fiscal 2002 and 2001, respectively.  The decrease in pre-opening expenses for the first nine months of fiscal 2002 reflects a reduction in the average pre-opening period by two weeks and the timing of store openings.

For the third quarters of fiscal 2002 and 2001, general and administrative expenses as a percent of sales were 1.7%.  General and administrative expenses as a percent of sales were 1.6% compared to 1.7% for the first nine months of fiscal 2002 and 2001, respectively.  The decrease for the first nine months of fiscal 2002 was primarily due to the continuation of benefits realized from organizational realignments, including the centralization of our merchandise organization and the consolidation of two of our operating divisions last year.

As a percent of sales, interest and investment income was 0.2% for the third quarter of fiscal 2002 as compared to 0.1% for the third quarter of fiscal 2001, and 0.2% and 0.1% for the first nine months of fiscal 2002 and 2001, respectively.  The increases for all comparable periods reflect higher cash balances offset by a lower interest rate environment.  Interest expense as a percent of sales was 0.1% for the third quarter of fiscal 2002 as compared to 0.0% for the third quarter of fiscal 2001, and 0.1% and 0.0% for the first nine months of fiscal 2002 and 2001, respectively.

Our combined federal and state effective income tax rate decreased to 37.6% for the third quarter and first nine months of fiscal 2002 from 38.6% for the comparable periods of fiscal 2001.  The decrease was attributable to higher projected tax credits and a lower effective state income tax rate.  For the remainder of fiscal 2002, we expect the federal and state effective income tax rate to be 37.6%.

Net earnings as a percent of sales were 6.5% and 6.6% for the third quarter and first nine months of fiscal 2002, respectively, compared with 5.9% and 5.8% for the third quarter and first nine months of fiscal 2001, respectively.  These increases as a percent of sales were primarily attributable to higher gross profit margin, as described above.

Diluted earnings per share were $0.40 and $1.26 for the third quarter and first nine months of fiscal 2002, respectively, compared to $0.33 and $0.99 for the third quarter and first nine months of fiscal 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from store operations provides a significant source of liquidity.  During the first nine months of fiscal 2002, cash provided by operations increased to $4.7 billion compared to $4.3 billion in the same period of fiscal 2001.  The increase was primarily due to higher net earnings in fiscal 2002 and improvement in days payable outstanding, offset by growth in average inventory per store as we added inventory during the third quarter of fiscal 2002 to enhance our in-stock condition.  We believe our in-stock position at the end of the third quarter of fiscal 2002 was approximately 97%.

Cash used in investing activities in the first nine months of fiscal 2002 was $2.1 billion compared to $2.5 billion in the same period of fiscal 2001.  This decrease is due to a reduction in capital expenditures reflecting lower land acquisition costs and a shift in the timing of some technology spending.  These decreases were partially offset by an increase in payments for businesses acquired.  During the first nine months of fiscal 2002, we added 142 stores compared to 161 new stores in the comparable period of fiscal 2001.  We plan to add a total of 200 new stores during fiscal 2002, compared to 204 in fiscal 2001, and expect total capital expenditures to be approximately $3.3 billion in fiscal 2002.

During the first nine months of fiscal 2002, cash used in financing activities was $1.1 billion compared with $234 million in the same period of fiscal 2001.  As announced in August 2002, our board of directors approved a $2 billion share repurchase program. During the third quarter of fiscal 2002, we purchased approximately 30 million shares of our common stock for approximately $1 billion under the share repurchase program.  We expect to continue these repurchases during the fourth quarter of fiscal 2002 in accordance with Securities and Exchange Commission guidelines and based on market conditions.

We have a commercial paper program that allows borrowings up to a maximum of $1 billion.  As of November 3, 2002, there were no borrowings outstanding under the program.  In connection with the program, we have a back-up credit facility with a consortium of banks for up to $800 million.  The credit facility, which expires in 2004, contains various restrictive covenants, none of which are expected to impact our liquidity and capital resources.

As of November 3, 2002, we had $4 billion in cash, cash equivalents and short-term investments.  We believe that our current cash position, internally generated funds, funds available from the $1 billion commercial paper program and the ability to obtain alternate sources of financing should be sufficient to enable us to complete our capital expenditure programs through the next several fiscal years.

CHANGE IN ACCOUNTING METHOD

Effective February 3, 2003, we will adopt the fair value method of recording stock option expense under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”  Beginning in fiscal 2003, employee stock option grants will be expensed over the stock option vesting period based on the fair value at the date the options are granted. Based on the current accounting guidance under SFAS No. 123, we will begin to recognize stock option expense prospectively for all stock awards granted after February 2, 2003, resulting in an estimated negative impact on earnings per share of $.02 to $.03 for fiscal 2003.  This estimate was based on certain assumptions regarding stock price, fair value and number of options granted.  Currently, we apply the intrinsic value method permitted under SFAS No. 123, as defined in Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” in accounting for stock option plans, and accordingly, no compensation expense has been recognized for stock awards granted with an exercise price equal to the fair market value of the stock on the date of grant.  We will continue to account for stock option costs under APB 25 until adoption of the fair value method beginning in fiscal 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.  SFAS No. 146 is effective for activity initiated after December 31, 2002 and is not expected to have a material impact on our consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risks results primarily from fluctuations in interest rates.  There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended February 3, 2002.

Item 4.    Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls, subsequent to the date of our most recent evaluation of internal controls.

PART II.                OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Employment Agreement between Frank Blake and The Home Depot, Inc., effective as of March 9, 2002

10.2	Employment Agreement between Robert DeRodes and The Home Depot, Inc., effective as of February 7, 2002

10.3	Employment Agreement between John Costello and The Home Depot, Inc., effective as of September 29, 2002

10.4	Separation Agreement & Release between Larry M. Mercer and The Home Depot, Inc., effective as of October 7, 2002

11.1	Computation of Basic and Diluted Earnings Per Share

15.1	Letter of KPMG LLP, Independent Accountants’ Acknowledgement, dated December 5, 2002

99.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on 8-K

No reports on Form 8-K were filed during the quarter ended November 3, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HOME DEPOT, INC.
(Registrant)

	By:	/s/ Robert L. Nardelli
Robert L. Nardelli
Chairman, President and
Chief Executive Officer

/s/ Carol B. Tomé
Carol B. Tomé
Executive Vice President and
Chief Financial Officer

December 5, 2002
(Date)

CERTIFICATIONS

I, Robert L. Nardelli, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of The Home Depot, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 5, 2002

/s/ Robert L. Nardelli
Robert L. Nardelli
Chairman, President and
Chief Executive Officer

I, Carol B. Tomé, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of The Home Depot, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 5, 2002
/s/ Carol B. Tomé
Carol B. Tomé
Executive Vice President and
Chief Financial Officer

THE HOME DEPOT, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit	Description

10.1	Employment Agreement between Frank Blake and The Home Depot, Inc., effective as of March 9, 2002

10.2	Employment Agreement between Robert DeRodes and The Home Depot, Inc., effective as of February 7, 2002

10.3	Employment Agreement between John Costello and The Home Depot, Inc., effective as of September 29, 2002

10.4	Separation Agreement & Release between Larry M. Mercer and The Home Depot, Inc., effective as of October 7, 2002

11.1	Computation of Basic and Diluted Earnings Per Share

15.1	Letter of KPMG LLP, Independent Accountants’ Acknowledgement, dated December 5, 2002

99.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002