Form 10-K
period 2003-02-02
HOME DEPOT INC
filed 2003-04-21
CIK 354950

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

                   FOR THE FISCAL YEAR ENDED FEBRUARY 2, 2003

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

                                   95-3261426
                      (I.R.S. Employer Identification No.)

               2455 PACES FERRY ROAD, ATLANTA, GEORGIA 30339-4024
          (Address of Principal Executive Offices, including Zip Code)

       Registrant's telephone number, including area code: (770) 433-8211

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                 NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                 ON WHICH REGISTERED
    --------------------------------------      -----------------------
    Common Stock, $.05 Par Value Per Share      New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

         The aggregate market value of the Common Stock of the Registrant held by nonaffiliates of the Registrant on August 2, 2002 was $64.5 billion.

         The number of shares outstanding of the Registrant's Common Stock as of April 1, 2003 was 2,293,783,938 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's 2002 Annual Report to Stockholders are incorporated by reference in Part II. Portions of the Registrant's Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on May 30, 2003, are incorporated by reference in Part III.

                      CAUTIONARY STATEMENT PURSUANT TO THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements made herein regarding strategic alliances with suppliers, implementation of store initiatives, store openings and capital expenditures constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These statements are subject to various risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations. These risks and uncertainties include, but are not limited to, fluctuations in and the overall condition of the U.S. economy, stability of costs and availability of sourcing channels, conditions affecting new store development, our ability to implement new technologies and processes, our ability to attract, train and retain highly-qualified associates, unanticipated weather conditions, the impact of competition and the effects of regulatory and litigation matters. You should not place undue reliance on such forward-looking statements as such statements speak only as of the date on which they are made. Additional information concerning these and other risks and uncertainties is contained in our periodic filings with the Securities and Exchange Commission.

                                     PART I
ITEM 1.       BUSINESS

The Home Depot, Inc. ("Home Depot" or the "Company") is the world's largest home improvement retailer and the second largest retailer in the United States, based on net sales volume for fiscal 2002. At the end of the fiscal year ended February 2, 2003 ("fiscal 2002"), we were operating 1,532 stores. Most of our stores are either Home Depot(R) stores or EXPO Design Center(R) stores. A description of each of these types of stores is as follows:

         - HOME DEPOT STORES: Home Depot stores sell a wide assortment of building materials and home improvement and lawn and garden products and provide a number of services. Home Depot stores average approximately 108,000 square feet of enclosed space, with an additional approximately 22,000 square feet in the outside garden area. At the end of fiscal 2002, we had 1,471 Home Depot stores located throughout the United States (including Puerto Rico), Canada and Mexico. In February 2002, the Company sold its four stores in Argentina.

         - EXPO DESIGN CENTER STORES: EXPO Design Center stores sell products and services primarily for home decorating and remodeling projects. Unlike Home Depot stores, EXPO Design Center stores do not sell building materials and lumber. EXPO Design Center stores offer interior design products, such as kitchen and bathroom cabinetry, soft and hard flooring, appliances, window treatments, lighting fixtures and installation services. An average EXPO Design Center has approximately 100,000 square feet of enclosed space. At the end of fiscal 2002, we were operating 52 EXPO Design Center stores in the United States.

In addition to Home Depot and EXPO Design Center Stores, we also have two new store formats focused on the professional customer called Home Depot Supply and Home Depot Landscape Supply. At the end of fiscal 2002, we were operating five Home Depot Supply stores and three Home Depot Landscape Supply stores. We also have one test store located in Texas called The Home Depot Floor Store(SM) that sells only flooring products.

We operate four wholly-owned subsidiaries, Georgia Lighting, Inc., Apex Supply Company, Inc., Your "other" Warehouse, Inc. and HD Builder Solutions Group, Inc. Georgia Lighting(R), a specialty lighting designer, distributor and retailer, has five showroom locations in Georgia. Apex Supply

Company is a wholesale supplier of plumbing, HVAC, appliances and other related professional products with 23 locations in Florida, Georgia, South Carolina and Tennessee. Your "other" Warehouse(R) is a plumbing distributor that focuses on special order fulfillment through its five distribution centers and one call center located in Louisiana and Nevada. HD Builder Solutions Group, Inc. provides products and arranges flooring installation services for professional homebuilders through 16 locations in Maryland, Virginia, New Jersey, Ohio, Pennsylvania, Kentucky, Florida, Colorado and Arizona. This business was acquired in October 2002 when the Company acquired substantially all of the assets of FloorWorks, Inc. and Arvada Hardwood Floor Company, and all of the common stock of Floors, Inc.

In addition to these subsidiaries, we offer products through two direct marketing subsidiaries. Maintenance Warehouse(R), a wholly-owned subsidiary, is a direct marketer of maintenance, repair and operations products serving primarily the multi-family housing and lodging facilities management market.
The company fills orders through its 21 distribution centers, which are located in the United States. National Blinds & Wallpaper(SM), a wholly-owned subsidiary operating under the name Designplace Direct(SM), is a mail order service for wallpaper, custom window treatments and rugs.

The Home Depot, Inc. is a Delaware corporation that was incorporated in 1978. Our Store Support Center (corporate office) is located at 2455 Paces Ferry Road, Atlanta, Georgia 30339-4024. The telephone number is (770) 433-8211.

We maintain an internet website at www.homedepot.com. We make available on the website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after filing such material electronically with, or furnishing such material to, the Securities and Exchange Commission.

We have included our website addresses throughout this filing only as textual references. The information contained on our websites is not incorporated by reference into this Form 10-K.

RETAIL BUSINESSES

HOME DEPOT STORES

OPERATING STRATEGY. The operating strategy of Home Depot is to offer a broad assortment of high-quality merchandise and services at competitive prices using highly knowledgeable, service-oriented personnel and aggressive advertising. We believe that our associates' knowledge of products and home improvement techniques and applications is very important to our marketing approach and our ability to maintain customer satisfaction. We regularly check our competitors' prices to ensure that our prices are competitive within each market.

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

         - PROFESSIONAL CUSTOMERS: These customers are professional remodelers, general contractors, repairmen and tradesmen. In many stores we offer a variety of programs to these professional customers, including additional delivery and will-call services, dedicated staff, extensive merchandise selections and expanded credit programs, all of which we believe increase sales.

PRODUCTS. A typical Home Depot store stocks approximately 40,000 to 50,000 products during the year, including both national brand name and proprietary items. The following table shows the percentage of revenues of each major product group (and related services) for each of the last three fiscal years:

                                                       Percentage of Revenues for
                                                           Fiscal Year Ended
                                                   ----------------------------------
                                                   Feb. 2,      Feb. 3,      Jan. 28,
Product Group                                       2003         2002         2001
-------------                                      -------      -------      --------

Building materials, lumber and millwork ....        23.1%        23.6%        23.6%
Plumbing, electrical and kitchen ...........        28.7         28.1         27.6
Hardware and seasonal ......................        27.4         27.6         28.3
Paint, flooring and wall coverings .........        20.8         20.7         20.5
                                                   -----        -----        -----

Total ......................................       100.0%       100.0%       100.0%
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

We maintain a global sourcing merchandise program to source high-quality products directly from overseas manufacturers, which gives our customers a broader selection of products and better values while enhancing our gross margin. Our product development merchants travel internationally to identify opportunities to purchase items directly for our stores. Additionally, we have opened two sourcing offices located in Shanghai and Shenzhen, China, and have a product development merchant located in Bonn, Germany. These initiatives enable us to improve product quality, to import products not currently available to our customers and to offer products at a lower price than would otherwise be available if purchased from third-party importers. We currently source products from more than 500 factories in approximately 40 countries.

To complement and enhance our current product selection, we have formed strategic alliances and exclusive relationships with certain suppliers to market products under a variety of well-recognized brand names. At the end of fiscal year 2002, we offered a number of proprietary and exclusive brands, including, but not limited to, John Deere(R) lawn and garden tractors; Thomasville(R) kitchen and bathroom cabinets; Silestone(R) countertops; RIDGID(R) power tools; Behr Premium Plus(R) paint; Mill's Pride(R) cabinets; Husky(R) hand tools; GE SmartWater(TM) water heaters; Philips(R) light bulbs; Toro(R) lawn mowers; Vigoro(R) lawn care products GAF(R) roofing products, Honda(R) lawn mowers and Lithonia Lighting(TM) fluorescent lighting products. In the future, we may consider additional strategic alignments with other suppliers and will continue to assess opportunities to expand the range of products available under brand names that are exclusive to the Home Depot.

AT-HOME SERVICES. Home Depot stores offer a variety of installed sales and home maintenance programs through its At-Home Services(R) business. This service targets the Do-It-For-Me customer who will select and purchase materials for a project and prefers the Company to arrange professional installation. We implement our installed sales programs through independent qualified contractors and strategic partners in the U.S., Canada and Mexico. These programs include the installation of products that are sold in our stores, such as carpeting, hard flooring, cabinets and solid surface countertops, as well as the installation by strategic partners of products such as roofing, generators and furnace and central air systems.

STORE-RELATED PROGRAMS. We continually assess our business to find opportunities to increase customer loyalty, thereby increasing sales. Accordingly, we implemented or expanded a number of in-store initiatives in Home Depot stores and programs aimed at supporting store operations during fiscal 2002, including:

         - Professional Business Customer Initiative. We are committed to being the supplier of choice to a variety of professional customers, including remodelers, carpenters, plumbers, painters, electricians, building maintenance professionals and designers. During fiscal 2002, we continued to expand our "Pro" initiative, which adds service-related programs to our stores that are designed to increase sales to professional customers. Stores participating in the program have added associates at a sales desk dedicated to providing more personalized service to professional customers, including managing accounts and taking and filling orders for pick-up or delivery. Additionally, during the hours when professionals typically shop, these stores have assigned sales associates in certain departments to assist these customers. To better serve our professional customers, we have also increased quantities of existing products typically purchased by professionals in bulk quantities, and we offer certain items in each department packaged in bulk to offer additional savings. While aimed at the professional customer, this program also enables us to better serve our D-I-Y customer with improved customer service, including delivery and will-call services, expanded credit programs and additional merchandise. Through this initiative, we have identified best practices in serving our professional customers that are being implemented in many of our stores without material additional costs. By the end of fiscal 2002, we had expanded the Pro initiative into 1,135 stores, 600 of which were added during the year. We anticipate that during fiscal 2003, we will expand this initiative to more than 204 additional stores.

         - SPI Program. During fiscal 2002, we implemented the Service Performance Improvement or "SPI" program in all of our new stores. Through the program, certain associates are assigned specific tasks, allowing others to focus on assisting customers. Additionally, we schedule associates to receive shipments and stock merchandise when our stores are closed or during hours when they have fewer customers.

         - Appliance Sales. During fiscal 2002, we continued the roll-out of our appliance sales program to our stores in the U.S. Through this program we sell appliances manufactured by General Electric(R), Maytag(R) and other manufacturers through 1,500 to 2,000 feet of dedicated appliance selling space in selected stores. We display and stock the more popular appliances in our stores and offer the ability to special order over 2,300 additional products through computer kiosks located in the stores. Through the computer kiosks we can check inventory and arrange for delivery to the customer directly from the manufacturer as soon as 48 hours after the order is placed. 743 of our stores had appliance showrooms at the end of fiscal 2002, and we anticipate adding the appliance sales program to an additional 671 stores by the end of fiscal 2003.

         - Designplace Initiative. We continued to implement our Designplace initiative during fiscal 2002, rolling the initiative out to an additional 668 stores. The initiative offers an enhanced shopping experience to our design and decor customers by providing personalized service from specially trained associates and enhanced merchandise selection in an attractive setting. We expect to add the Designplace initiative to an additional 556 stores during fiscal 2003.

         - Tool Rental. As part of our efforts to satisfy a broad range of the needs of our professional and D-I-Y customers, we offer a tool rental service in certain stores. Under this program, we rent approximately 200 commercial-quality tools in ten categories, including saws, floor sanders, generators, gas powered lawn equipment and plumbing tools. Customers can rent the tools on an hourly, daily, weekly or monthly basis. Our associates who work in the tool rental area receive special training in the use and maintenance of the tools. At the end of fiscal 2002, we offered tool rental service in 601 stores compared to 466 stores at the end of fiscal 2001. By the end of fiscal 2003, we anticipate having tool rental services in approximately 800 stores. We believe that offering this service increases the sales of related merchandise without reducing the sales of equipment similar to that available for rental.

         - Customer Contact Center. During fiscal 2001, we began testing the use of a customer contact center to assist with expediting special orders and managing installation projects. The customer contact center also supports the sale and installation of water heaters and HVAC equipment nationwide. Calls come into the center where customer service representatives assist customers with product selection and scheduling installations. The orders are then fulfilled through our stores. We believe that the customer contact center will allow us to provide better customer service, both in our stores and on the phone, while reducing costs. We anticipate continuing this test during fiscal 2003.

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

STORE GROWTH

United States. At the end of fiscal 2002, we were operating 1,370 Home Depot stores in the United States, including Puerto Rico. During fiscal 2002, we opened 167 new Home Depot stores in the U.S. Although these new store openings occurred primarily in existing markets, we continued our geographic expansion by opening stores in a number of new markets.

To increase customer service levels, gain incremental sales and enhance long-term market penetration, we often open new stores near the edge of market areas served by existing stores. While these openings may initially have a negative impact on comparable store-for-store sales, we believe this "cannibalization" strategy increases customer satisfaction and overall market share by reducing delays in shopping, increasing utilization by existing customers and attracting new customers to more convenient locations. At the end of fiscal 2002, we believe that approximately 21% of our stores were cannibalized by certain new stores.

Canada. At the end of fiscal 2002, we were operating 89 Home Depot stores in seven Canadian provinces. Of these stores, 11 were opened during fiscal 2002.

Mexico. In June 2002, we purchased the assets of Madereria Del Norte, a four-store chain of home improvement stores in Juarez, Mexico. At the end of fiscal 2002, we were operating 12 stores in Mexico.

HOME DEPOT URBAN STORES

We opened our first two urban stores in fiscal 2002. The first opened in Brooklyn with approximately 61,000 square feet and the second opened in Staten Island with approximately 79,000 square feet. These stores will carry approximately 20,000 items, which are selected specifically for the neighborhood in which the store is located. We plan to open two other urban stores in fiscal 2003. We are continuing to analyze other urban and high-density suburban markets throughout the country for additional sites to test this smaller store concept.

EXPO DESIGN CENTER STORES

OPERATING STRATEGY. The operating strategy behind our EXPO Design Center stores is to be a complete home decorating and remodeling resource. Each of these stores offers 10 specialty businesses under one roof and features design showrooms with full-size displays to help customers visualize the end result of possible interior design projects. To assist our customers, we also offer complete project management and installation services. Accordingly, we employ associates who have expertise in designing, planning and completing decorating and remodeling projects.

CUSTOMERS. Typically, customers at EXPO Design Center stores are middle to upper income D-I-F-M customers, who purchase merchandise for installation by others. Accordingly, we offer installation services for most of the products we sell at these stores. Additionally, our trade customers are generally custom builders, remodelers, designers and architects.

PRODUCTS. EXPO Design Center stores offer interior design products and installation services for kitchens, baths and appliances, as well as products for lighting, decorating and storage and organization projects.

EXPO Design Center stores offer a broad range of merchandise in an effort to meet the needs of shoppers whose interior design preferences may go beyond the items available in a Home Depot store. While there is minimal overlap between the products offered in Home Depot stores and EXPO Design Center stores, those products available at EXPO Design Center stores represent a broader and more unique assortment of merchandise. In addition to nationally advertised brand name products, we also offer items that must be special ordered or that are typically offered through showrooms open only to design professionals.

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

STORE GROWTH. At the end of fiscal 2002, we were operating 52 EXPO Design Center stores, 11 of which were opened during 2002. We currently anticipate opening two additional EXPO Design Center stores in 2003. These new stores are expected to average approximately 90,000 square feet and will incorporate a showroom environment.

We currently plan to open total of 206 stores during fiscal 2003, including Home Depot stores, EXPO Design Center stores and other formats.

OTHER BUSINESSES

APEX SUPPLY COMPANY

Apex Supply Company is a wholesale distributor of plumbing, HVAC, appliances and other related products. The Company employs approximately 570 associates through 23 locations in Florida, Georgia, South Carolina and Tennessee. Apex assisted us with the development of our HVAC installation program.

GEORGIA LIGHTING

Georgia Lighting is a specialty lighting designer, distributor and retailer based in Atlanta, Georgia. The company, which has five showroom locations, offers an extensive collection of decorative lighting fixtures, supplies, accents and accessories to commercial and retail customers. We believe that the acquisition of Georgia Lighting has allowed us to strengthen our sourcing, training and merchandising in lighting for both The Home Depot and EXPO Design Center stores. In fiscal 2003, Georgia Lighting will transfer its retail operations to EXPO Design Center and its distribution operations to Your "other" Warehouse.

HD BUILDER SOLUTIONS GROUP

In October 2002, we became the largest residential floor covering company servicing the new home construction industry through our acquisition of Floors, Inc., Arvada Hardwood Floor Company and FloorWorks, Inc. As a result of these acquisitions, HD Builder Solutions Group has relationships with each of the top 10 homebuilders in the United States, as well as other regional and local homebuilders. Through these operations we manage the complete new-home flooring process, from helping the homebuilder's customer make flooring design choices to scheduling and overseeing the installation of flooring for entire housing developments. We currently conduct operations from 16 facilities and employ approximately 1,100 associates.

HOME DEPOT LANDSCAPE SUPPLY

During fiscal 2002, we opened three Home Depot Landscape Supply stores in the Atlanta, Georgia market. Home Depot Landscape Supply locations are designed to extend the reach of Home Depot's garden departments, focusing on the professional landscapers and avid do-it-yourself garden enthusiasts. Each location has a heated/cooled space of about 12,000 square feet, complete with a tool rental department, in front of a covered greenhouse. Each site also features a 1 to 3 acre fenced-in "Pro-Yard." During fiscal 2003, we plan to open six additional stores in Georgia and Texas.

HOME DEPOT SUPPLY

Home Depot Supply stores offer personal service to contractors and other professional customers by providing experienced account managers, expanded assortments, greater quantities of merchandise and expanded delivery services. At the end of fiscal 2002, we were operating 5 of these stores in California, Arizona, Texas and Colorado.

MAINTENANCE WAREHOUSE

Our Maintenance Warehouse subsidiary is a leading distributor of maintenance, repair and operating supplies to the multi-family housing and lodging industries. Through its catalogs and direct mail programs, Maintenance Warehouse offers approximately 12,500 items. Maintenance Warehouse, which employs approximately 1,400 people, emphasizes accurate order taking, delivery and personalized service. Orders are typically placed over the telephone, through a field sales representative or through the company's website at www.mwh.com. Orders are filled through one of Maintenance Warehouse's 21 distribution centers and are shipped for same-day or next-day delivery to customers across the United States.

NATIONAL BLINDS & WALLPAPER

National Blinds and Wallpaper sells decor products through telephone sales under the name Designplace Direct(SM). Designplace Direct markets primarily through Home Depot advertising and direct mail pieces. Designplace Direct maintains no inventory, as orders are shipped directly from the supplier to the customer.

THE HOME DEPOT FLOOR STORE

During fiscal 2000, we opened a test store in Plano, Texas that offers only flooring products. The Home Depot Floor Store's merchandise assortment includes carpet, ceramic, wood, laminate and vinyl flooring. We continue to analyze the results of this test.

YOUR "OTHER" WAREHOUSE

Acquired in November 2001, Your "other" Warehouse is a distributor of special order faucet and plumbing fixture products, serving both Home Depot and other third party resellers. Your "other" Warehouse carries over 36,000 products from over 100 plumbing vendors, including Kohler(R), American Standard(R) and other major manufacturers. Your "other" Warehouse operates five distribution facilities and a call center.

INTERNET

Our primary website is located at www.homedepot.com. The site offers an assortment of products available for sale on-line, information about projects and our products, calculators to estimate the amount and kinds of materials needed to complete a project, as well as information about our Company and links to our other on-line businesses. As with our stores, the focus of our website is customer service. We believe our Internet site provides us with an opportunity to build relationships with our customers, educate our customers, improve service, provide convenient shopping from home and increase store sales. Customers may also order select products from www.expo.com, the website of our EXPO Design Center stores, and obtain information about these stores and the products and services they offer.

Through www.homedepot.com, we offer an assortment of approximately 18,000 items for sale. These items are chosen based on their potential for online sales and their ability to be delivered via United Parcel Service(R) and FedEx(R). Managing product selection and pricing nationally allows us to promote the same product and price to all www.homedepot.com visitors and allows us to leverage certain online marketing channels that reach across many or all Home Depot store pricing markets.

During fiscal 2002, we enhanced the content of the website associated with our At-Home Services Division to describe each of the services offered and added the capability to allow potential customers to conveniently sign up online for in-home consultations. We anticipate continuing to improve the quality and quantity of services-related content on the site.

In fiscal 2002, the website www.homedepot.ca was launched to service our Canadian customers. The site is informational only and provides information on The Home Depot, a store locator, as well as a link to www.homedepot.com. The website is bilingual (English and French) to service our customers in Canada's two official languages.

STORE SUPPORT SERVICES

INFORMATION TECHNOLOGIES. During fiscal 2002, the Company increased its focus on the information technology needs of our growing business and family of companies. Currently we provide business information through extensive fault-tolerant, high-speed networks and through an array of approximately 135,000 personal computers, 7,000 servers and 125,000 other network-connected devices. These systems provide store, corporate, financial, merchandising and other back office function support.

During fiscal 2002, the Company began the installation of self-checkout systems, as well as a total replacement and upgrade of our POS systems. In addition, store managers received new tools for labor planning, staffing, scheduling and workload management to better allocate associates to support customer service and improve execution of in-store initiatives. The Company also deployed automated tools to assist our merchants with assortment planning, pricing, markdown management and space management. We have also implemented an enterprise-wide data warehouse to capture, manage and report information relating to our customers and associates. We believe these system enhancements will provide more efficient customer check-out and returns, store-based inventory management, rapid order replenishment, labor planning support and improved analytical tools.

While our technology investments are primarily focused on our stores, we are also making technology improvements in logistics and the administrative functions of the Company. During fiscal 2002, we continued multi-year projects to upgrade our human resources and enterprise financial systems. We believe these investments will help us manage and control the growth and increasing complexity of our business, as well as provide more comprehensive management reporting.

ASSOCIATE DEVELOPMENT. At the end of fiscal 2002, we employed over 280,000 associates, of whom approximately 17,000 were salaried, with the remainder compensated on an hourly basis. Approximately 63% of our associates are employed on a full-time basis. We believe that our employee relations are good. To attract and retain qualified personnel, we seek to maintain competitive salary and wage levels in each market area. Store managers have access to information regarding competitive salary rates in their respective markets.

We develop our training programs in a continuing effort to service the needs of our associates. These programs, including mandatory product knowledge training classes, are designed to increase associates' knowledge of merchandising departments and products, and to educate, develop and test the skills of those associates who are interested in being promoted. Because we promote or relocate current associates to serve as managers and assistant managers for new stores, training and assessment of our associates is essential to our growth. Our district managers and store managers typically meet with our human resources managers to discuss the development of assistant managers and certain department heads and consider possible candidates for promotion.

We have implemented programs in our stores and divisional offices to ensure we hire and promote the most qualified associates in a non-discriminatory way. One of the most significant programs we have is our annual Human Resources Review process, which assesses leaders and teams, reviews succession planning and executive pipeline, high potential associates, staffing, retention, diversity, training and compliance. The program is closely linked to our Performance Management Process, which evaluates the performance, leadership and potential of all associates. We also maintain a list of qualified associates who are interested in new assignments and of qualified outside applicants that can be reviewed when positions become available.

MARKETING. We are one of the nation's largest retail advertisers, and we utilize all forms of mass media and selected forms of highly targeted media. We also incorporate major sponsorships into our marketing plan, such as NASCAR(R), the Olympic(R) games, The Home Depot Center, CBS(R) College Football and home and garden shows. We extend our reach and educate our customers through proprietary publications, such as the 1-2-3(SM) home improvement book series and Style Ideas(SM) magazine.

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

CREDIT SERVICES. Home Depot offers credit purchase programs through third-party credit providers to both professional customers and D-I-Y and D-I-F-M customers. In fiscal 2002, 3.3 million of these new Home Depot credit accounts were opened, bringing the total number of Home Depot account holders to approximately 12 million. Proprietary credit card sales accounted for approximately 23% of all Home Depot sales in fiscal 2002. We also offer an unsecured Home Improvement Loan that gives our customers the opportunity to purchase products and services in our stores. We believe that this loan program not only increases large sales, such as kitchen and bath remodels, but also generates incremental sales from our customers.

INTELLECTUAL PROPERTY. Through our wholly-owned subsidiary, Homer TLC, Inc., we have registered or applied for registration for a variety of trade names, service marks, trademarks and copyrights for use in our business, including The Home Depot(R), the "Homer"(R) character, EXPO Design Center(R) stores, Hampton Bay(R) fans, lighting and accessories, Glacier Bay(R) toilets, sinks and faucets, Pegasus(R) faucets and bath accessories, Traffic Master(R) carpet, Commercial Electric(R) lighting fixtures, Workforce(R) tools, tool boxes and shelving and PremiumCut(R) lumber. We regard our intellectual property as having significant value and as being an important factor in the marketing of our Company and our stores. We are not aware of any facts that could be expected to negatively impact our intellectual property.

QUALITY ASSURANCE PROGRAM. For our globally sourced products that we directly import, we have a quality assurance program. Through this program, we have established criteria for vendor or factory and product performance, which measure factors including product quality, timely shipments and fill rate. The performance record is made available to the factories to allow them to strive for improvement. The quality assurance program has four components:

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

LOGISTICS. We use several mechanisms to lower distribution costs and increase our efficiencies. Import distribution centers process our globally-sourced merchandise. At the end of fiscal 2002, we had eight import distribution centers located in the United States and Canada. At the end of fiscal 2002, we also had 30 lumber distribution centers in the United States and Canada to support the lumber demands of our stores. During fiscal 2002, we opened seven transit facilities, increasing our transit facility network to ten. At these facilities, we receive merchandise from manufacturers and immediately cross dock it onto trucks for delivery to our stores. We plan to add between four and six transit facilities in fiscal 2003. The transit facility network will provide service to all stores in the continental United States and to eastern Canada by the end of 2003. We also operate other specialty distribution centers for specific merchandise needs. The distribution centers and transit facilities allow us to provide high service levels to our stores at relatively low costs. At the end of fiscal 2002, approximately 30% of the merchandise shipped to our stores was processed through our network of distribution centers and transit facilities. As our networks evolve, we expect to increase the percent of merchandise processed by our facilities. The remaining merchandise will be shipped directly from our vendors to our stores.

In addition to replenishing merchandise supplies at our stores, we also provide delivery services directly to our customers. We continually assess opportunities to improve our distribution network to better satisfy the needs of our stores and our customers and to lower costs.

SAFETY. We are committed to maintaining a safe environment for our customers and associates. Our Safety Department consists of a team of directors and managers in the field focused primarily on education and training, as well as an Atlanta-based team of dedicated safety professionals who evaluate and implement policies and processes Company-wide. Our Safety Department is responsible for managing our Company's safety program, which is implemented in conjunction with store-level associates, store and Division management, and the Human Resources and Merchandising Departments. The primary elements of our safety program are (1) establishment of safety standards and processes for all aspects of store operations and merchandising, (2) effective training of appropriate associates on all applicable standards and (3) monitoring compliance with established safety standards.

COMPETITION. Our business is highly competitive, based in part on price, store location, customer service and depth of merchandise. In each of the markets we serve, there are a number of other home improvement stores, electrical, plumbing and building materials supply houses and lumber yards. With respect to some products, we also compete with discount stores, local, regional and national hardware stores, mail order firms, warehouse clubs, independent building supply stores and, to a lesser extent, other retailers. In addition to these entities, our EXPO Design Center stores also compete with specialty design stores or showrooms, some of which are only open to interior design professionals. Due to the variety of competition we face, we are unable to precisely measure the impact on our sales by our competitors. We estimate that our share of the home improvement industry is approximately 10% and we believe that we are an effective and significant competitor in our markets.

ITEM 2.  PROPERTIES

The following tables show locations of the 1,370 Home Depot stores in the United States and the 101 stores outside of the United States at the end of fiscal 2002:

U.S. Locations                Number of Stores
--------------                ----------------

Alabama                              15
Alaska                                2
Arizona                              37
Arkansas                              5
California                          163
Colorado                             28
Connecticut                          21
Delaware                              5
District of Columbia                  1
Florida                             109
Georgia                              56
Hawaii                                4
Idaho                                 8
Illinois                             47
Indiana                              19
Iowa                                  6
Kansas                               12
Kentucky                             11
Louisiana                            18
Maine                                 8
Maryland                             35
Massachusetts                        33
Michigan                             59
Minnesota                            25
Mississippi                           7
Missouri                             23
Montana                               5
Nebraska                              5
Nevada                               14
New Hampshire                        12
New Jersey                           56
New Mexico                            9
New York                             76
North Carolina                       33
North Dakota                          1
Ohio                                 55
Oklahoma                             10
Oregon                               15
Pennsylvania                         48
Puerto Rico                           8
Rhode Island                          5
South Carolina                       18
South Dakota                          1
Tennessee                            25
Texas                               121
Utah                                 12
Vermont                               2
Virginia                             34
Washington                           25
Wisconsin                            21
Wyoming                               2
--------------------              -----
Total U.S.                        1,370


International
 Locations                     Number of Stores
-------------                  ----------------
Canada:
   Alberta                           10
   British Columbia                  12
   Manitoba                           3
   Nova Scotia                        2
   Ontario                           49
   Quebec                            11
   Saskatchewan                       2
--------------------                ---
Total Canada                         89

Mexico:
   Nuevo Leon                         3
   Chihuahua                          4
   Distrito Federal                   1
   Baja California                    2
   San Luis Potosi                    1
   Sinaloa                            1
--------------------              -----
Total Mexico                         12

The following table shows the number of the EXPO Design Center stores in the U.S. at the end of fiscal 2002:

U.S. Locations                      Number of Stores
--------------                    ----------------------
California                                  14
Colorado                                     1
Florida                                      5
Georgia                                      3
Illinois                                     5
Kansas                                       1
Maryland                                     2
Massachusetts                                2
Michigan                                     3
Missouri                                     1
New Jersey                                   3
New York                                     5
Tennessee                                    1
Texas                                        5
Virginia                                     1
--------------------------                  --
Total EXPO Design Center                    52

Additionally, at the end of fiscal 2002, we were operating five Georgia Lighting showroom locations that are open to the public, all of which are located in Georgia; 23 Apex Supply locations, of which two are located in Florida, 15 are located in Georgia, four are located in Tennessee and two are located in South Carolina; five Home Depot Supply Stores located in California, Arizona, Texas and Colorado; three Home Depot Landscape Supply stores located in Georgia; one The Home Depot Floor Store location in Texas; and six Your "other" Warehouse locations in Louisiana and Nevada.

HD Builder Solutions Group conducts its operations through 16 distribution centers located in Arizona, Colorado, Florida, Kentucky, Maryland, New Jersey, Ohio, Pennsylvania and Virginia. Maintenance Warehouse conducts its operations through 21 distribution centers located in Arizona, California, Colorado, Connecticut, Florida, Georgia, Maryland, Missouri, Ohio, Texas, Virginia, Washington and Wisconsin.

Of our 1,532 Home Depot stores, EXPO Design Center stores, Home Depot Landscape Supply, Home Depot Supply and The Home Depot Floor Store, at fiscal 2002 year end, approximately 82% were owned (including those owned subject to a ground lease) consisting of approximately 137,001,000 square feet, and approximately 18% were leased consisting of approximately 29,122,000 square feet. In recent years, we have increased the relative percentage of new stores that are owned. Although we take advantage of lease financing opportunities, we generally prefer to own stores because of greater operating control and flexibility, generally lower occupancy costs and certain other economic advantages. We believe that at the end of existing lease terms, our current leased space can be either relet or replaced by alternate space for lease or purchase that is readily available.

Our executive, corporate staff and financial offices occupy approximately 1,774,000 square feet of leased and owned space in Atlanta, Georgia. In addition, at the end of fiscal 2002, we occupied an aggregate of approximately 3,301,000 square feet, of which approximately 759,000 square feet is owned and approximately 2,542,000 square feet is leased, for divisional store support centers, subsidiary store support centers and subsidiary customer support centers. At the end of fiscal 2002, the primary support centers were located in Orange, California; Tampa, Florida; Atlanta, Georgia; Arlington Heights, Illinois; Canton, Massachusetts; South Plainfield, New Jersey; Dallas, Texas; Tukwila, Washington; Scarborough, Ontario and Quebec, Canada; Monterrey and Juarez, Mexico; and Shenzen and Shanghai, China.

At the end of fiscal 2002, we utilized approximately 12,398,000 square feet of warehousing and distribution space, of which approximately 3,166,000 is owned and approximately 9,232,000 is leased.

ITEM 3.  LEGAL PROCEEDINGS

The Company is a party to various legal proceedings arising in the ordinary course of its business, but is not currently a party to any legal proceeding that management believes will have a material adverse effect on our consolidated financial position or our results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the section entitled "Corporate and Stockholder Information" in the Company's 2002 Annual Report, and is also attached in Exhibit 13.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The information required by this item is incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition - Selected Consolidated Statements of Earnings Data" in the Company's 2002 Annual Report, and attached in Exhibit 13 hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The information required by this item is incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's 2002 Annual Report, and is also attached in Exhibit 13 hereto.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition - Quantitative and Qualitative Disclosures about Market Risk" in the Company's 2002 Annual Report, and is also attached in
Exhibit 13 hereto.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated herein by reference to the sections entitled "Consolidated Statements of Earnings," "Consolidated Balance Sheets," "Consolidated Statements of Stockholders' Equity and Comprehensive Income," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and "Independent Auditors' Report" in the Company's 2002 Annual Report, and is also attached in Exhibit 13 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the directors of the Company and compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated herein by reference to the sections entitled "Board of Directors Information," "Election of Directors" and "General - Compliance with Section 16(a) Beneficial Ownership Reporting Requirements," in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 30, 2003 (the "Proxy Statement"). The Company intends to file the Proxy Statement within 120 days after the end of its fiscal year.

EXECUTIVE OFFICERS

Executive officers of The Home Depot are elected by, and serve at the pleasure of, the Board of Directors. At the end of fiscal 2002, the Executive Officers of the Company were as follows:

ROBERT L. NARDELLI, age 54, has been President and Chief Executive Officer since December 2000 and Chairman since January 1, 2002. Prior thereto, Mr. Nardelli served as President and Chief Executive Officer of GE Power Systems, a division of General Electric Company, since 1995. Mr. Nardelli serves as a director of The Coca-Cola Company.

FRANCIS S. BLAKE, age 53, has been Executive Vice President - Business Development and Corporate Operations since March 2002. He was formerly the Deputy Secretary of Energy from May 2001 until March 2002. From June 2000 until May 2001 he was a Senior Vice President at General Electric Company and was Vice President of GE Power Systems, a division of General Electric Company, from February 1996 until June 2000.

JOHN H. COSTELLO, age 55, has been Executive Vice President - Chief Marketing Officer since November 2002. He was previously the Advisor and Chief Global Marketing Officer for Yahoo! from September 2001 until November 2002. From September 1999 until August 2001 he was the Chief Executive Officer of MVP.com. He was President of AutoNation from December 1998 until August 1999 and Senior Executive Vice President of Sears from April 1993 until December 1998.

ROBERT P. DERODES, age 52, has been Executive Vice President - Information Technology and Chief Information Officer since February 2002. He previously served as President and Chief Executive Officer of Delta Technology, Inc. and Chief Information Officer for Delta Airlines, Inc. from September 1999 until February 2002. From February 1995 until September 1999 he was Senior

Vice President - Operations and Technology for Delta Technology, Inc. From February 1995 to September 1999, he served as Senior Technology Officer at Citibank for the Card Products Group.

DENNIS M. DONOVAN, age 54, has been Executive Vice President - Human Resources since April 2001. From October 1998 until that time he served as Senior Vice President - Human Resources of Raytheon Company, and from February 1986 until September 1998 he served as Vice President - Human Resources of GE Power Systems, a division of General Electric Company.

JERRY W. EDWARDS, age 61, has been Executive Vice President - Merchandising since February 2002. From August 2001 until that time he was Senior Vice President - Merchandising. He served as President of the South American Division from November 2000 until August 2001 and President of the Southwest Division from January 1999 until November 2000. From January 1997 until December 1998 he was Vice President - Merchandising of the Southwest Division.

FRANK L. FERNANDEZ, age 52, has been Executive Vice President - Corporate Secretary & General Counsel since April 2001. From 1990 until that time he was managing partner at Fernandez, Burstein, Tuckzinski and Collura, P.C., in Albany, New York.

TROY A. RICE, age 39, has been Senior Vice President - Operations since August 2002. He was previously President of the Northwest Division from August 2001 until August 2002. From July 1999 until August 2001 he was a Regional Vice President. From August 1996 to July 1999 he was a District Manager.

CAROL B. TOME, age 46, has been Executive Vice President and Chief Financial Officer since May 2001, and prior thereto had been Senior Vice President - Finance and Accounting/Treasurer since February 2000. From 1995 until 2000, she served as Vice President and Treasurer. From 1992 until 1995, when she joined The Home Depot, Ms. Tome was Vice President and Treasurer of Riverwood International Corporation. Ms. Tome serves as a director of United Parcel Service, Inc.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections entitled "Executive Compensation," "Compensation Committee Report," "Board of Directors Information" and "General - Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the sections entitled "Beneficial Ownership of Common Stock" and "Executive Compensation" in the Company's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the sections entitled "Executive Compensation" and "General - Insider Transactions" in the Company's Proxy Statement.

ITEM 14. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange

Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company's Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls, subsequent to the date of our most recent evaluation of internal controls.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) 1. Financial Statements

The following financial statements are incorporated by reference from our fiscal 2002 Annual Report, as provided in Item 8 hereof:

         - Consolidated Statements of Earnings for the fiscal years ended February 2, 2003, February 3, 2002 and January 28, 2001;

         - Consolidated Balance Sheets as of February 2, 2003 and February 3, 2002;

         - Consolidated Statements of Stockholders' Equity and Comprehensive Income for the fiscal years ended February 2, 2003, February 3, 2002 and January 28, 2001;

         - Consolidated Statements of Cash Flows for the fiscal years ended February 2, 2003, February 3, 2002 and January 28, 2001;

         -        Notes to Consolidated Financial Statements, and

         -        Independent Auditors' Report.

                  (c)      Financial Statement Schedules

All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

         (c)      Reports on Form 8-K

There were no Current Reports on Form 8-K filed during the fourth quarter of fiscal 2002.

         (c)      Exhibits

Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the references in brackets.

The Registrant agrees to furnish a copy of all agreements relating to long-term debt upon request of the Commission.

*3.1     Amended and Restated Certificate of Incorporation of The Home Depot, Inc., as amended. [FORM 10-Q FOR THE FISCAL
         QUARTER ENDED AUGUST 4, 2002, EXHIBIT 3.1]

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

*4.3     Form of 5-3/8% Note due April 1, 2006 [FORM 10-K FOR THE FISCAL YEAR ENDED FEBRUARY 3, 2002, EXHIBIT 4.2]

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

*10.4    +Employee Stock Purchase Plan, as amended. [FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 28, 2001, EXHIBIT 10.5]

*10.5    +Senior Officers' Bonus Pool Plan, as amended. [APPENDIX A TO REGISTRANT'S PROXY STATEMENT FOR THE ANNUAL MEETING OF
         STOCKHOLDERS HELD MAY 26, 1999]

*10.6    +Executive Officers' Bonus Plan. [APPENDIX B TO REGISTRANT'S PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS
         HELD MAY 27, 1998]

*10.7    +The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan. [FORM 10-Q FOR THE QUARTER ENDED AUGUST 4, 2002, EXHIBIT
         10.1]

*10.8    +The Home Depot FutureBuilder Restoration Plan. [FORM 10-K FOR THE FISCAL YEAR ENDED FEBRUARY 3, 2002, EXHIBIT 10.10]

*10.9    Participation Agreement dated as of October 22, 1998 among The Home Depot, Inc. as Guarantor; Home Depot U.S.A., Inc.
         as Lessee; HD Real Estate Funding Corp. II as Facility Lender; Credit Suisse Leasing 92A L.P. as Lessor; The Bank of
         New York as Indenture Trustee; and Credit Suisse First Boston Corporation and Invemed Associates, Inc. as Initial
         Purchasers. [FORM 10-K FOR THE YEAR ENDED JANUARY 31, 1999, EXHIBIT 10-10.]

*10.10   Participation Agreement dated as of June 25, 1996 among The Home Depot, Inc. as Guarantor; Home Depot U.S.A., Inc. as
         Lessee and Construction Agent; HD Real Estate Funding Corp. as Facility Lender; the lenders named on the Schedule thereto as Lenders; Credit Suisse First Boston Corporation as Agent Bank and Lender; and Credit Suisse Leasing 92A
         L.P. as Lessor. [FORM 10-K FOR THE YEAR ENDED JANUARY 31, 1999, EXHIBIT 10.11]

*10.11   First Amendment and Supplement to the Participation Agreement dated as of May 8, 1997 among The Home Depot, Inc. as
         Guarantor; Home Depot U.S.A., Inc. as Lessee and Construction Agent; HD Real Estate Funding Corp. as Facility Lender;
         the lenders named on the Schedule thereto as Lenders; Credit Suisse First Boston Corporation as Agent Bank and
         Lender; and Credit Suisse Leasing 92A L.P. as Lessor. [FORM 10-K FOR THE YEAR ENDED JANUARY 31, 1999, EXHIBIT 10-12.]

*10.12   Master Modification Agreement dated as of April 20, 1998 among The Home Depot, Inc. as Guarantor; Home Depot U.S.A.,
         Inc., as Lessee and Construction Agent; HD Real Estate Funding Corp., as Facility Lender; Credit Suisse Leasing 92A
         L.P. as Lessor; the lenders named on the Schedule thereto as Lenders; and Credit Suisse First Boston Corporation as
         Agent Bank. [FORM 10-K FOR THE YEAR ENDED JANUARY 31, 1999, EXHIBIT 10.13]

*10.13   +Supplemental Executive Choice Program, effective January 1, 1999. [FORM 10-K FOR THE FISCAL YEAR ENDED FEBRUARY 3,
         2002, EXHIBIT 10.15]

*10.14   +Employment Agreement between Robert L. Nardelli and The Home Depot, Inc., dated as of December 4, 2000. [FORM 10-Q
         FOR THE QUARTER ENDED OCTOBER 28, 2001, EXHIBIT 10.1]

*10.15   +Promissory Note between Robert L. Nardelli and The Home Depot, Inc. dated as of December 4, 2000. [FORM 10-K FOR THE
         YEAR ENDED JANUARY 28, 2001, EXHIBIT 10.18]

*10.16   +Deferred Stock Units Plan and Agreement between Robert L. Nardelli and The Home Depot, Inc., effective as of
         September 17, 2001. [FORM 10-Q FOR THE QUARTER ENDED OCTOBER 28, 2001, EXHIBIT 10.2]

*10.17   Commercial Paper Dealer Agreement between Credit Suisse First Boston Corporation, as Dealer, and The Home Depot,
         Inc., dated as of January 24, 2001. [FORM 10-K FOR THE YEAR ENDED JANUARY 28, 2001, EXHIBIT 10.19]

*10.18   +Non-Qualified Stock Option and Deferred Stock Unit Plan and Agreement dated as of December 4, 2001. [FORM 10-K FOR
         THE YEAR ENDED JANUARY 28, 2001, EXHIBIT 10.20]

*10.19   +Agreement between Bernard Marcus and The Home Depot, Inc. dated as of February 22, 2001. [FORM 10-K FOR THE YEAR
         ENDED JANUARY 28, 2001, EXHIBIT 10.21]

*10.20   +Employment Agreement between Dennis M. Donovan and The Home Depot, Inc., dated March 16, 2001. [FORM S-4 (FILE NO.
         333-61548) FILED MAY 24, 2001, EXHIBIT 10.1]

*10.21   +Employment Agreement between Frank L. Fernandez and The Home Depot, Inc., dated April 2, 2001. [FORM S-4 (FILE NO.
         333-61548) FILED MAY 24, 2001, EXHIBIT 10.2]

*10.22   +Deferred Stock Units Plan and Agreement between Frank L. Fernandez and The Home Depot, Inc. dated April 2, 2001.
         [FORM S-4 (FILE NO. 333-61548) FILED MAY 24, 2001, EXHIBIT 10.3]

*10.23   +Deferred Stock Units Plan and Agreement between Dennis M. Donovan and The Home Depot, Inc., dated as of May 30,
         2001. [FORM 10-K FOR THE FISCAL YEAR ENDED FEBRUARY 3, 2002, EXHIBIT 10.25]

*10.24   +Promissory Note between Dennis M. Donovan and The Home Depot, Inc. dated June 7, 2001. [FORM 10-K FOR THE FISCAL
         YEAR ENDED FEBRUARY 3, 2002, EXHIBIT 10.26]

*10.25   +Promissory Note between Frank L. Fernandez and The Home Depot, Inc. dated June 18, 2001. [FORM 10-K FOR THE FISCAL
         YEAR ENDED FEBRUARY 3, 2002, EXHIBIT 10.27]

*10.26   +Employment Agreement between Frank Blake and The Home Depot, Inc., effective as of March 9, 2002. [FORM 10-Q FOR THE
         QUARTER ENDED NOVEMBER 3, 2002, EXHIBIT 10.1]

*10.27   +Employment Agreement between Robert DeRodes and The Home Depot, Inc., effective as of February 7, 2002. [FORM 10-Q
         FOR THE QUARTER ENDED NOVEMBER 3, 2002, EXHIBIT 10.2]

*10.28   +Employment Agreement between John Costello and The Home Depot, Inc., effective as of September 28, 2002. [FORM 10-Q
         FOR THE QUARTER ENDED NOVEMBER 3, 2002, EXHIBIT 10.3]

*10.29   +Separation Agreement and Release between Larry M. Mercer and The Home Depot, Inc., effective as of October 7, 2002.
         [FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 3, 2002, EXHIBIT 10.4]

10.30    +Non-Competition Agreement between Home Depot U.S.A., Inc. and Carol Tome dated as of March 24, 2003.

10.31    +Separation Agreement and Release between Home Depot U.S.A., Inc. and Dennis J. Carey effective as of August 21, 2002.

10.32    +Consulting Agreement between Home Depot U.S.A., Inc. and Dennis J. Carey effective as of August 14, 2002.

10.33    Commercial Paper Dealer Agreement between Home Depot U.S.A., Inc. and Chase Securities, Inc. dated as of April 19, 2001.

10.34    +The Maintenance Warehouse FutureBuilder, together with the First, Second and Third Amendments thereto.

10.35    +The Home Depot FutureBuilder for Puerto Rico, together with the First and Second Amendments thereto.

10.36    +The Home Depot, Inc. Non-U.S. Employee Stock Purchase Plan.

10.37    +The Home Depot, Inc. Non-Employee Director's Deferred Stock Compensation Plan.

10.38    +Home Depot U.S.A., Inc. Deferred Compensation Plan for Officers.

10.39    +The Home Depot Executive Life Insurance, Death Benefit Only Plan.

10.40    +The Home Depot Executive Physical Program.

*10.41   +The Home Depot Management Incentive Plan. [APPENDIX A TO REGISTRANT'S PROXY STATEMENT FOR THE ANNUAL
         MEETING OF STOCKHOLDERS ON MAY 30, 2003]

10.42    +The Home Depot Long-Term Incentive Plan.

*11      Computation of Earnings Per Common and Common Equivalent Share. [NOTE 7 TO THE COMPANY'S CONSOLIDATED FINANCIAL
         STATEMENTS INCLUDED IN THE COMPANY'S 2002 ANNUAL REPORT TO STOCKHOLDERS FILED HEREWITH AS EXHIBIT 13.]

13       The Registrant's Annual Report to Stockholders for the fiscal year ended February 2, 2003. Only those portions of the report which are specifically designated in this Form 10-K as being incorporated by reference are being electronically filed pursuant to the Securities Exchange Act of 1934, as amended.

21       List of Subsidiaries of the Registrant.

23       Consent of Independent Auditors.

99.1     Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2     Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

---------
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    THE HOME DEPOT, INC.


                                    By: /s/ Robert L. Nardelli
                                       ----------------------------------------
                                       (Robert L. Nardelli, Chairman,
                                       President & CEO)

                                    Date:  April 14, 2003


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

Signature                                   Title                                       Date
---------                                   -----                                       ----

/s/ Robert L. Nardelli                      Chairman, President & CEO                   April 14, 2003
----------------------------                (Principal Executive Officer)
(Robert L. Nardelli)

/s/ Carol B. Tome                           Executive Vice President and                April 14, 2003
----------------------------                Chief Financial Officer
(Carol B. Tome)                             (Principal Financial Officer
                                            and Principal Accounting Officer)

Signature                                   Title                                       Date
---------                                   -----                                       ----

/s/ Gregory D. Brenneman                    Director                                         4/11/03
----------------------------                                                            ------------------
(Gregory D. Brenneman)

/s/ Richard H. Brown                        Director                                         4/16/03
----------------------------                                                            ------------------
V(Richard H. Brown)

/s/ John L. Clendenin                       Director                                         4/14/03
----------------------------                                                            ------------------
V(John L. Clendenin)

/s/ Berry R. Cox                            Director                                         4/11/03
----------------------------                                                            ------------------
(Berry R. Cox)

/s/ William S. Davila                       Director                                         4/10/03
----------------------------                                                            ------------------
(William S. Davila)

/s/ Claudio X. Gonzalez                     Director                                         4/11/03
----------------------------                                                            ------------------
(Claudio X. Gonzalez)

/s/ Richard A. Grasso                       Director                                         4/14/03
----------------------------                                                            ------------------
Richard A. Grasso

/s/ Milledge A. Hart, III                   Director                                         4/14/03
----------------------------                                                            ------------------
(Milledge A. Hart, III)

/s/ Bonnie G. Hill                          Director                                         4/13/03
----------------------------                                                            ------------------
(Bonnie G. Hill)

/s/ Kenneth G. Langone                      Director                                         4/15/03
----------------------------                                                            ------------------
(Kenneth G. Langone)

/s/ Roger S. Penske                         Director                                         4/14/03
----------------------------                                                            ------------------
(Roger S. Penske)

                                 CERTIFICATIONS

I, Robert L. Nardelli, certify that:

1. I have reviewed this annual report on Form 10-K of The Home Depot, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 14, 2003


/s/ Robert L. Nardelli
Robert L. Nardelli
Chairman, President and
Chief Executive Officer

                                 CERTIFICATIONS

I, Carol B. Tome, certify that:

1. I have reviewed this annual report on Form 10-K of The Home Depot, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 4, 2003


/s/ Carol B. Tome
Carol B. Tome
Executive Vice President and
Chief Financial Officer

INDEX OF ATTACHED EXHIBITS

 10.30   +Non-Competition Agreement between Home Depot U.S.A., Inc. and Carol Tome dated as of March 24, 2003.

 10.31   +Separation Agreement and Release between Home Depot U.S.A., Inc. and Dennis J. Carey effective as of August 21, 2002.

 10.32   +Consulting Agreement between Home Depot U.S.A., Inc. and Dennis J. Carey effective as of August 14, 2002.

 10.33   Commercial Paper Dealer Agreement between Home Depot U.S.A., Inc. and Chase Securities, Inc. dated as of April 19, 2001.

 10.34   +The Maintenance Warehouse FutureBuilder, together with the First, Second and Third Amendments thereto.

 10.35   +The Home Depot FutureBuilder for Puerto Rico, together with the First and Second Amendments thereto.

 10.36   +The Home Depot, Inc. Non-U.S. Employee Stock Purchase Plan.

 10.37   +The Home Depot, Inc. Non-Employee Director's Deferred Stock Compensation Plan.

 10.38   +Home Depot U.S.A., Inc. Deferred Compensation Plan for Officers.

 10.39   +The Home Depot Executive Life Insurance, Death Benefit Only Plan.

 10.40   +The Home Depot Executive Physical Program.

*10.41   +The Home Depot Management Incentive Plan. [APPENDIX A TO THE REGISTRANT'S PROXY STATEMENT FOR THE ANNUAL MEETING OF
         STOCKHOLDERS ON MAY 30, 2003]

 10.42   +The Home Depot Long-Term Incentive Plan.

 13      The Registrant's Annual Report to Stockholders for the fiscal year ended February 2, 2003. Only those portions of the report which are specifically designated in this Form 10-K as being incorporated by reference are being electronically filed pursuant to the Securities Exchange Act of 1934, as amended.

 21      List of Subsidiaries of the Registrant.

 23      Consent of Independent Auditors.

 99.1    Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002

 99.2    Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002


---------
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of this report.