Form 10-Q
period 2003-05-04
HOME DEPOT INC
filed 2003-06-06
CIK 354950

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2003
-OR-
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-8207

THE HOME DEPOT, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3261426 (I.R.S. Employer Identification Number)
2455 Paces Ferry Road N.W. Atlanta, Georgia (Address of principal executive offices)	30339 (Zip Code)

(770) 433-8211
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

$.05 par value 2,297,612,276 Shares, as of June 5, 2003

THE HOME DEPOT, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

		Page
Part I. Financial Information
Item 1.	Financial Statements
	CONSOLIDATED STATEMENTS OF EARNINGS— Three-Month Periods Ended May 4, 2003 and May 5, 2002	3
	CONSOLIDATED BALANCE SHEETS— As of May 4, 2003 and February 2, 2003	4
	CONSOLIDATED STATEMENTS OF CASH FLOWS— Three-Month Periods Ended May 4, 2003 and May 5, 2002	5
	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME— Three-Month Periods Ended May 4, 2003 and May 5, 2002	6
	NOTE TO CONSOLIDATED FINANCIAL STATEMENTS	7-8
	INDEPENDENT ACCOUNTANTS' REVIEW REPORT	9
Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition	10-14
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14
Item 4.	Controls and Procedures	14
Part II. Other Information:
Item 6.	Exhibits and Reports on Form 8-K	15
Signatures		16
Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		17-18
Index to Exhibits		19

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended
	May 4, 2003	May 5, 2002
(In Millions, Except Per Share Data)

NET SALES	$15,104	$14,282
Cost of Merchandise Sold	10,275	9,922

GROSS PROFIT	4,829	4,360
Operating Expenses:
Selling and Store Operating	3,095	2,745
Pre-Opening	15	25
General and Administrative	271	228

Total Operating Expenses	3,381	2,998
OPERATING INCOME	1,448	1,362
Interest Income (Expense):
Interest and Investment Income	12	17
Interest Expense	(18)	(7)

Interest, Net	(6)	10

EARNINGS BEFORE PROVISION FOR INCOME TAXES	1,442	1,372
Provision for Income Taxes	535	516

NET EARNINGS	$907	$856

Weighted Average Common Shares	2,292	2,349
BASIC EARNINGS PER SHARE	$0.40	$0.36

Diluted Weighted Average Common Shares	2,297	2,365
DILUTED EARNINGS PER SHARE	$0.39	$0.36

Dividends Declared Per Share	$0.06	$0.05

See accompanying note to consolidated financial statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 4, 2003	February 2, 2003
(In Millions, Except Per Share Data)

ASSETS
Current Assets:
Cash and Cash Equivalents	$4,264	$2,188
Short-Term Investments	76	65
Receivables, Net	1,386	1,072
Merchandise Inventories	9,264	8,338
Other Current Assets	319	254

Total Current Assets	15,309	11,917

Property and Equipment, at cost	21,463	20,733
Less: Accumulated Depreciation and Amortization	3,809	3,565

Net Property and Equipment	17,654	17,168

Notes Receivable	99	107
Cost in Excess of the Fair Value of Net Assets Acquired	585	575
Other Assets	100	244

	$33,747	$30,011

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$6,397	$4,560
Accrued Salaries and Related Expenses	945	809
Sales Taxes Payable	436	307
Deferred Revenue	1,284	998
Income Taxes Payable	692	227
Other Accrued Expenses	1,171	1,134

Total Current Liabilities	10,925	8,035
Long-Term Debt, excluding current installments	1,321	1,321
Other Long-Term Liabilities	461	491
Deferred Income Taxes	362	362
STOCKHOLDERS' EQUITY
Common Stock, par value $0.05, authorized: 10,000 shares, issued and outstanding 2,363 shares at May 4, 2003 and 2,362 shares at February 2, 2003	118	118
Paid-In Capital	5,894	5,858
Retained Earnings	16,740	15,971
Accumulated Other Comprehensive Gain (Loss)	1	(82)
Unearned Compensation	(75)	(63)
Treasury Stock at cost, 69 shares at May 4, 2003 and February 2, 2003	(2,000)	(2,000)

Total Stockholders' Equity	20,678	19,802

	$33,747	$30,011

See accompanying note to consolidated financial statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	May 4, 2003	May 5, 2002
(In Millions)

CASH FLOWS FROM OPERATIONS:
Net Earnings	$907	$856
Reconciliation of Net Earnings to Net Cash Provided by Operations:
Depreciation and Amortization	248	209
Increase in Receivables, Net	(306)	(121)
Increase in Merchandise Inventories	(904)	(693)
Increase in Accounts Payable and Accrued Expenses	2,071	2,440
Increase in Deferred Revenue	285	173
Increase in Income Taxes Payable	468	422
Other	2	(79)

Net Cash Provided by Operations	2,771	3,207

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(756)	(639)
Proceeds from Sales of Property and Equipment	142	34
Proceeds from Sale of Business, Net	—	22
Purchases of Investments	(74)	(193)
Proceeds from Maturities of Investments	113	68
Other	—	7

Net Cash Used In Investing Activities	(575)	(701)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of Long-Term Debt	(4)	(1)
Proceeds from Sale of Common Stock, Net	12	117
Cash Dividends Paid to Stockholders	(138)	(118)

Net Cash Used In Financing Activities	(130)	(2)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	10	1

Increase in Cash and Cash Equivalents	2,076	2,505
Cash and Cash Equivalents at Beginning of Period	2,188	2,477

Cash and Cash Equivalents at End of Period	$4,264	$4,982

See accompanying note to consolidated financial statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	May 4, 2003	May 5, 2002
(In Millions)

Net Earnings	$907	$856
Other Comprehensive Income(1):
Foreign Currency Translation Adjustments	83	88
Change in Fair Value of Derivatives Accounted for as Hedges	—	3

Total Other Comprehensive Income	83	91

Comprehensive Income	$990	$947

(1)
Components of comprehensive income are reported net of related taxes.

See accompanying note to consolidated financial statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation—The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 2, 2003, as filed with the Securities and Exchange Commission (File No. 1-8207).

        Change in Accounting for Stock-Based Compensation—Effective February 3, 2003, the Company adopted the fair value method of recording compensation expense related to all employee stock-based compensation issued after February 2, 2003, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." During the first quarter of fiscal 2003, the fair value of employee stock-based compensation issued after February 2, 2003 as determined using the Black-Scholes option-pricing model is being expensed over the vesting period of the related stock-based compensation. Awards under the Company's option plans typically vest 25% per year commencing on the first anniversary date of the grant. The stock-based compensation expense included in the determination of net earnings for the first quarter of fiscal 2003 is less than that which would have been recognized if the fair value based method had been applied to all such compensation since the original effective date of SFAS No. 123. Prior to February 3, 2003, the Company accounted for its plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and accordingly no stock-based compensation expense related to stock option awards was recorded in the first quarter of fiscal 2002. The following table shows the effect on net earnings and earnings per share if the fair value based method had been applied to all employee stock-based compensation in each period.

	Three Months Ended
	May 4, 2003	May 5, 2002
Net Earnings, as reported	$907	$856
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	4	1
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(63)	(60)

Pro forma net earnings	$848	$797

Basic earnings per share:
As reported	$0.40	$0.36
Pro forma	$0.37	$0.34
Diluted earnings per share:
As reported	$0.39	$0.36
Pro forma	$0.37	$0.34

Service Revenues

        Total revenues include service revenues generated through a variety of installation and home maintenance programs in Home Depot and EXPO stores, as well as through the Company's subsidiary, HD Builder Solutions Group, Inc. In these programs, the customer selects and purchases materials for a project and the Company arranges professional installation. When the Company subcontracts the installation of a project and the subcontractor provides material as part of the installation, both the material and labor are included in service revenues. The Company recognizes this revenue when the service for the customer is completed. All payments received prior to the completion of services are recorded as Deferred Revenue in the accompanying Consolidated Balance Sheets. Net service revenues, including the impact of deferred revenue, were $562 million for the three-month period ended May 4, 2003, compared to $414 million for the three-month period ended May 5, 2002.

Valuation Reserves

        As of the end of the first quarter of fiscal 2003, the valuation allowances for merchandise inventories and uncollectible accounts receivable were not material.

THE HOME DEPOT, INC. AND SUBSIDIARIES

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Stockholders
The Home Depot, Inc.:

        We have reviewed the accompanying consolidated balance sheet of The Home Depot, Inc. and subsidiaries as of May 4, 2003, and the consolidated statements of earnings, comprehensive income and cash flows for the three-month period ended May 4, 2003. These consolidated financial statements are the responsibility of the Company's management.

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

        We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of The Home Depot, Inc. and subsidiaries as of February 2, 2003, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period then ended (not presented herein); and in our report dated February 24, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of February 2, 2003, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP KPMG LLP Atlanta, Georgia

May 19, 2003

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

	Three Months Ended		Percentage Increase (Decrease) in Dollar Amounts
	May 4, 2003	May 5, 2002	Three Months
NET SALES	100.0%	100.0%	5.8%
GROSS PROFIT	32.0	30.5	10.8
Operating Expenses:
Selling and Store Operating	20.5	19.2	12.8
Pre-Opening	0.1	0.2	(40.0)
General and Administrative	1.8	1.6	18.9

Total Operating Expenses	22.4	21.0	12.8

OPERATING INCOME	9.6	9.5	6.3
Interest Income (Expense):
Interest and Investment Income	0.1	0.1	(29.4)
Interest Expense	(0.1)	0.0	157.1

Interest, Net	0.0	0.1	(160.0)

EARNINGS BEFORE PROVISION FOR INCOME TAXES	9.6	9.6	5.1
Provision for Income Taxes	3.6	3.6	3.7

NET EARNINGS	6.0%	6.0%	6.0%

Selected Sales Data(1)
Number of Transactions (in millions)	296	284	4.2%
Average Sale per Transaction	$51.29	$50.40	1.8
Weighted Average Weekly Sales per Operating Store (000's)	$753	$808	(6.8)
Weighted Average Sales per Square Foot	$363	$384	(5.5)%

(1)
Includes all retail locations excluding Apex Supply Company, Georgia Lighting, Maintenance Warehouse, Your "other" Warehouse, Designplace Direct (formerly National Blinds and Wallpaper) and HD Builder Solutions Group locations.

FORWARD-LOOKING STATEMENTS

        Certain statements made herein regarding implementation of store initiatives, store openings, capital expenditures, and the effect of adopting certain accounting standards constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These statements are subject to various risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations. These risks and uncertainties include, but are not limited to, fluctuations in and the overall condition of the U.S. economy, stability of costs and availability of sourcing channels, conditions affecting new store development, our ability to implement new technologies and processes, our ability to attract, train and retain highly-qualified associates, unanticipated weather conditions, the impact of competition, and the effects of regulatory and litigation matters. You should not place undue reliance on such forward-looking statements as such statements speak only as of the date on which they are made. Additional information concerning these and other risks and uncertainties is contained in our periodic filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

        Net sales for the first quarter of fiscal 2003 increased 5.8% to $15.1 billion from $14.3 billion in the first quarter of fiscal 2002. The sales increase for the period was attributable to new stores opened since the end of the first quarter of fiscal 2002 (1,568 stores open at the end of the first quarter of fiscal 2003 compared with 1,386 at the end of the first quarter of fiscal 2002). Comparable store-for-store sales decreased 1.6% in the first quarter of fiscal 2003. The decrease in comparable store-for-store sales in the first quarter of fiscal 2003 was attributable to a number of factors, including cold and wet weather in the North and West; severe weather conditions across the country including a major snowstorm along the East Coast and several hundred tornadoes across the Great Plains; low consumer confidence related to the war in Iraq; depressed lumber prices; and cannibalization as discussed below. During the first quarter of fiscal 2003, comparable store-for-store sales were weak in Lumber and Flooring and were partially offset by strong performance in Kitchen and Bath.

        In order to meet our customer service objectives, we strategically open stores near market areas served by existing strong performing stores ("cannibalize") to enhance service levels, gain incremental sales and increase market penetration. As of the first quarter of fiscal 2003, our new stores cannibalized approximately 20% of our existing stores and we estimate that store cannibalization reduced comparable store-for-store sales by 3%. Our new stores cannibalized approximately 24% of our existing stores as of the end of the first quarter of fiscal 2002 with an estimated reduction in comparable store-for-store sales of 4%. Our weighted average weekly sales per store decreased during the first quarter of fiscal 2003 to $753,000 from $808,000 in the first quarter of fiscal 2002 as a result of negative comparable store-for-store sales and due to smaller stores opened during the first quarter of fiscal 2003 compared to the same period last year. Additionally, we believe that our sales performance has been, and could continue to be, negatively impacted by the level of competition that we encounter in various markets. However, due to the highly-fragmented U.S. home improvement industry, in which we estimate our market share is approximately 10%, measuring the impact on our sales by our competitors is extremely difficult.

        In the first quarter of fiscal 2003, we continued the implementation or expansion of a number of in-store initiatives. We believe these initiatives will increase customer loyalty and operating efficiencies as they are fully implemented in our stores. The professional business customer ("Pro") initiative adds programs to our stores to enhance service levels to the Pro customer base. By the end of the first quarter of fiscal 2003 the Pro initiative was in 1,225 stores or 78% of total stores, compared to a total of 769 stores or 55% of total stores as of the end of the first quarter of fiscal 2002. As the Pro initiative matures within the stores in which it has been implemented, we expect to generate improvements in operating performance. We expect to have the Pro initiative in 1,339 stores by the end of fiscal 2003.

        In addition to Pro, we continue to implement the Appliance initiative in our stores. The Appliance initiative was in 776 stores or 49% of total stores as of the end of the first quarter of fiscal 2003 compared to 191 stores or 14% of total stores as of the end of the first quarter of fiscal 2002. We expect to have the Appliance initiative in 1,576 stores by the end of fiscal 2003. The Appliance initiative provides customers with an assortment of in-stock name brand appliances, including General Electric® and Maytag®, and offers the ability to special order over 2,300 additional related products through computer kiosks located in the stores. In these stores we have enhanced the offering of appliances through 1,500 to 2,000 square feet of dedicated appliance selling space. Comparable store-for-store sales in the Appliance category for the first quarter of fiscal 2003 increased approximately 22%.

        In addition to our Appliance and Pro initiatives, we continue to implement our DesignPlaceSM initiative. This initiative offers an enhanced shopping experience to our design and décor customers by providing personalized service from specially-trained associates and an enhanced merchandise selection in an attractive setting. Although the DesignPlace initiative is in its early stages, stores generally show a positive sales trend after implementation. The DesignPlace initiative was in 926 stores or 59% of total stores as of the end of the first quarter of fiscal 2003 compared to 485 stores or 35% of total stores as of the end of the first quarter of fiscal 2002. We expect to have the DesignPlace initiative in 1,603 stores by the end of fiscal 2003.

        Gross profit increased 10.8% to $4.8 billion in the first quarter of fiscal 2003 from $4.4 billion for the first quarter of fiscal 2002. The gross profit rate as a percentage of sales increased to 32.0% in the first quarter of fiscal 2003 from 30.5% in the first quarter of fiscal 2002. The gross profit rate increase was primarily attributable to continued benefit from centralized purchasing as we rationalized vendors and improved assortments, improvements in shrink and increased penetration of import products, which typically have a lower cost, to 8% in the first quarter of fiscal 2003 from 6% in the first quarter of fiscal 2002.

        Selling and store operating expenses increased 12.8% to $3.1 billion in the first quarter of fiscal 2003 from $2.7 billion in the first quarter of fiscal 2002. As a percent of sales, selling and store operating expenses were 20.5% in the first quarter of fiscal 2003 compared to 19.2% in the same period in fiscal 2002. The increase as a percentage of sales in the first quarter of fiscal 2003 was primarily attributable to an increased investment in labor in our stores to ensure better in-stock position and customer service, increased investment in our customers shopping experience as we executed our plan to reset, repair and remodel our stores and increased advertising spending due to our new branding campaign.

        Pre-opening expenses were down 40.0% and as a percent of sales were 0.1% or $15 million in the first quarter of fiscal 2003 compared with 0.2% or $25 million in the first quarter of fiscal 2002. The decrease in pre-opening expenses in the first quarter of fiscal 2003 reflects 17 fewer stores opened in the first quarter of fiscal 2003 compared to first quarter of fiscal 2002 and a decrease in the average pre-opening cost per store.

        General and administrative expenses were up 18.9% and as a percent of sales were 1.8% or $271 million in the first quarter of fiscal 2003 compared to 1.6% or $228 million in the first quarter of fiscal 2002. The increase as a percentage of sales in the first quarter of fiscal 2003 was primarily due to the current sales environment and an increase in expenses related to investments in technology and growth initiatives.

        As a percent of sales, interest and investment income was 0.1% or $12 million in the first quarter of fiscal 2003 compared to 0.1% or $17 million in the first quarter of fiscal 2002. The decrease reflects a lower average cash balance and a lower interest rate environment. Interest expense as a percent of sales was 0.1% or $18 million in the first quarter of fiscal 2003 as compared to 0.0% or $7 million in the first quarter of fiscal 2002. The increase in interest expense was attributable to lower capitalized interest due to the timing of store openings and site development.

        The provision for income taxes was 3.6% as a percent of sales in both of the first quarters of fiscal 2003 and fiscal 2002. Our combined federal and state effective income tax rate decreased to 37.1% for the first quarter of fiscal 2003 from 37.6% for the comparable period of fiscal 2002. The decrease in our combined federal and state effective income tax rate was attributable to higher projected tax credits and a lower effective state income tax rate.

        Diluted earnings per share were $0.39 for the first quarter of fiscal 2003 compared to $0.36 for the first quarter of fiscal 2002, reflecting a favorable impact of approximately $0.01 per diluted share as a result of the repurchase of the shares of our common stock in fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

        Cash flow generated from store operations provides a significant source of liquidity. During the first quarter of fiscal 2003, cash provided by operations decreased to $2.8 billion compared to $3.2 billion in the same period of fiscal 2002. The decrease was primarily due to a lower growth rate in days payable outstanding and a growth in average inventory per store as we added inventory during the first quarter of fiscal 2003 to enhance our in-stock position. During the first quarter of fiscal 2003, days payable outstanding increased 15 days to 57 days at the end of the quarter compared to an increase of 18 days during the first quarter of fiscal 2002.

        Cash used in investing activities in the first quarter of fiscal 2003 was $575 million compared to $701 million in the same period of fiscal 2002. The decrease was due to higher proceeds from the sale of property and equipment and a decrease in investments purchased in the first quarter of fiscal 2003 compared to the same period in fiscal 2002. The decrease in cash used in investing activities was partially offset by an 18% increase in capital expenditures to $756 million in the first quarter of fiscal 2003 compared to $639 million in the same period last year. The increase in capital expenditures is the result of a higher investment in store remodeling, technology and other initiatives. Capital expenditures related to store construction decreased by approximately 17% during the first quarter of fiscal 2003 compared to the same quarter last year as we added 36 stores during the first quarter of fiscal 2003 compared to 53 stores in the comparable period of fiscal 2002. We plan to open 200 stores in fiscal 2003, including 7 Home Depot Landscape Supply stores, compared to 203 in fiscal 2002. We expect total capital expenditures to be approximately $4.0 billion in fiscal 2003, which includes a higher level of investment in store remodeling, technology and other initiatives compared to 2002.

        During the first quarter of fiscal 2003, cash used in financing activities was $130 million compared with $2 million in the same period of fiscal 2002. The increase in cash used in financing activities was primarily due to a decrease in proceeds from the sale of common stock as a result of a decrease in the number of stock options exercised.

        We have a commercial paper program that allows borrowings up to a maximum of $1 billion. As of May 4, 2003, there were no borrowings outstanding under this program. In connection with the program, we have a back-up credit facility with a consortium of banks for up to $800 million. The credit facility, which expires in 2004, contains various restrictive covenants, none of which are expected to impact our liquidity and capital resources.

        As of May 4, 2003, we had $4.3 billion in cash, cash equivalents and short-term investments. We believe that our current cash position, cash flow generated from operations, funds available from the $1 billion commercial paper program and the ability to obtain alternate sources of financing should be sufficient to enable us to complete our capital expenditure programs through the next several fiscal years.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In January 2003, the Emerging Issues Task Force ("EITF") issued EITF 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," which states that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction of Cost of Merchandise Sold when recognized in our Consolidated Statements of Earnings. That presumption is overcome when the consideration is either a reimbursement of specific, incremental and identifiable costs incurred to sell the vendor's products, or a payment for assets or services delivered to the vendor. EITF 02-16 is effective for contracts entered into after December 31, 2002. The adoption of EITF 02-16 is not expected to materially impact net earnings in fiscal year 2003, as we entered into substantially all of our fiscal year 2003 vendor contracts prior to December 31, 2002. We are currently assessing the impact of the adoption of EITF 02-16 on net earnings in fiscal year 2004. For both fiscal years 2003 and 2004, we expect that certain payments received from our vendors, which were historically reflected as a reduction in total advertising expenses classified as Selling and Store Operating Expense, will be reclassified as a reduction of Cost of Merchandise Sold.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Our exposure to market risks results primarily from fluctuations in interest rates. There have been no material changes to our exposure to market risks from those disclosed in our Annual Report on Form 10-K for the year ended February 2, 2003.

Item 4. Controls and Procedures

        The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

THE HOME DEPOT, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits
11.1	Computation of Basic and Diluted Earnings Per Share
15.1	Letter of KPMG LLP, Independent Accountants' Acknowledgement, dated June 5, 2003
99.1	Certification of Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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
June 6, 2003 (Date)

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

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 6, 2003

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

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 6, 2003

/s/ CAROL B. TOMÉ Carol B. Tomé Executive Vice President and Chief Financial Officer

THE HOME DEPOT, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit	Description
11.1	Computation of Basic and Diluted Earnings Per Share
15.1	Letter of KPMG LLP, Independent Accountants' Acknowledgement, dated June 5, 2003
99.1	Certification of Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
THE HOME DEPOT, INC. AND SUBSIDIARIES INDEX TO EXHIBITS