Form 10-Q
period 2003-08-03
HOME DEPOT INC
filed 2003-09-05
CIK 354950

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2003
-OR -
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

Not Applicable
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

$.05 par value 2,367,336,007 Shares, as of September 3, 2003

THE HOME DEPOT, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

		Page
Part I. Financial Information
Item 1.	Financial Statements
	CONSOLIDATED STATEMENTS OF EARNINGS— Three-Month and Six-Month Periods Ended August 3, 2003 and August 4, 2002	3
	CONSOLIDATED BALANCE SHEETS— As of August 3, 2003 and February 2, 2003	4
	CONSOLIDATED STATEMENTS OF CASH FLOWS— Six-Month Periods Ended August 3, 2003 and August 4, 2002	5
	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME— Three-Month and Six-Month Periods Ended August 3, 2003 and August 4, 2002	6
	NOTE TO CONSOLIDATED FINANCIAL STATEMENTS	7-8
	INDEPENDENT ACCOUNTANTS' REVIEW REPORT	9
Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition	10-14
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14
Item 4.	Controls and Procedures	14-15
Part II. Other Information:
Item 2.	Changes in Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	16-17
Item 5.	Other Information	18
Item 6.	Exhibits and Reports on Form 8-K	18
Signatures		19
Index to Exhibits		20

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

(In Millions, Except Per Share Data)

	Three Months Ended		Six Months Ended
	August 3, 2003	August 4, 2002	August 3, 2003	August 4, 2002
NET SALES	$17,989	$16,277	$33,093	$30,559
Cost of Merchandise Sold	12,384	11,331	22,659	21,253

GROSS PROFIT	5,605	4,946	10,434	9,306
Operating Expenses:
Selling and Store Operating	3,230	2,810	6,325	5,555
Pre-Opening	17	23	32	48
General and Administrative	292	236	563	464

Total Operating Expenses	3,539	3,069	6,920	6,067
OPERATING INCOME	2,066	1,877	3,514	3,239
Interest Income (Expense):
Interest and Investment Income	15	25	27	42
Interest Expense	(16)	(8)	(34)	(15)

Interest, Net	(1)	17	(7)	27

EARNINGS BEFORE PROVISION FOR INCOME TAXES	2,065	1,894	3,507	3,266
Provision for Income Taxes	766	712	1,301	1,228

NET EARNINGS	$1,299	$1,182	$2,206	$2,038

Weighted Average Common Shares	2,295	2,354	2,294	2,352
BASIC EARNINGS PER SHARE	$0.57	$0.50	$0.96	$0.87

Diluted Weighted Average Common Shares	2,302	2,363	2,300	2,364
DILUTED EARNINGS PER SHARE	$0.56	$0.50	$0.96	$0.86

Dividends Declared Per Share	$0.07	$0.05	$0.13	$0.10

See accompanying note to consolidated financial statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In Millions, Except Per Share Data)

	August 3, 2003	February 2, 2003
ASSETS
Current Assets:
Cash and Cash Equivalents	$5,209	$2,188
Short-Term Investments	45	65
Receivables, Net	1,379	1,072
Merchandise Inventories	8,621	8,338
Other Current Assets	313	254

Total Current Assets	15,567	11,917

Property and Equipment, at cost	22,306	20,733
Less: Accumulated Depreciation and Amortization	4,043	3,565

Net Property and Equipment	18,263	17,168

Notes Receivable	109	107
Cost in Excess of the Fair Value of Net Assets Acquired	590	575
Other Assets	83	244

	$34,612	$30,011

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$5,875	$4,560
Accrued Salaries and Related Expenses	873	809
Sales Taxes Payable	454	307
Deferred Revenue	1,334	998
Income Taxes Payable	643	227
Other Accrued Expenses	1,210	1,134

Total Current Liabilities	10,389	8,035
Long-Term Debt, excluding current installments	1,327	1,321
Other Long-Term Liabilities	601	491
Deferred Income Taxes	362	362
STOCKHOLDERS' EQUITY
Common Stock, par value $0.05, authorized: 10,000 shares, issued and outstanding 2,365 shares at August 3, 2003 and 2,362 shares at February 2, 2003	118	118
Paid-In Capital	5,990	5,858
Retained Earnings	17,901	15,971
Accumulated Other Comprehensive Income (Loss)	24	(82)
Unearned Compensation	(72)	(63)
Treasury Stock at cost, 69 shares at August 3, 2003 and February 2, 2003	(2,028)	(2,000)

Total Stockholders' Equity	21,933	19,802

	$34,612	$30,011

See accompanying note to consolidated financial statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In Millions)

	Six Months Ended
	August 3, 2003	August 4, 2002
CASH FLOWS FROM OPERATIONS:
Net Earnings	$2,206	$2,038
Reconciliation of Net Earnings to Net Cash Provided by Operations:
Depreciation and Amortization	505	434
Increase in Receivables, Net	(303)	(256)
Increase in Merchandise Inventories	(255)	(471)
Increase in Accounts Payable and Accrued Expenses	1,659	2,297
Increase in Deferred Revenue	335	301
Increase in Income Taxes Payable	425	313
Other	49	(32)

Net Cash Provided by Operations	4,621	4,624

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(1,671)	(1,273)
Payments for Business Acquired, Net	(1)	(59)
Proceeds from Sale of Business, Net	—	22
Proceeds from Sales of Property and Equipment	187	66
Purchases of Investments	(74)	(381)
Proceeds from Maturities of Investments	164	258
Other	—	9

Net Cash Used In Investing Activities	(1,395)	(1,358)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments of) Proceeds from Long-Term Debt	(6)	4
Proceeds from Sale of Common Stock, Net	91	226
Repurchase of Common Stock	(24)	—
Cash Dividends Paid to Stockholders	(276)	(235)

Net Cash Used In Financing Activities	(215)	(5)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	10	(4)

Increase in Cash and Cash Equivalents	3,021	3,257
Cash and Cash Equivalents at Beginning of Period	2,188	2,477

Cash and Cash Equivalents at End of Period	$5,209	$5,734

See accompanying note to consolidated financial statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(In Millions)

	Three Months Ended		Six Months Ended
	August 3, 2003	August 4, 2002	August 3, 2003	August 4, 2002
Net Earnings	$1,299	$1,182	$2,206	$2,038
Other Comprehensive Income(1):
Foreign Currency Translation Adjustments	23	(28)	106	60
Change in Fair Value of Derivatives Accounted for as Hedges	—	5	—	8

Total Other Comprehensive Income (Loss)	23	(23)	106	68

Comprehensive Income	$1,322	$1,159	$2,312	$2,106

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

        Change in Accounting for Stock-Based Compensation—Effective February 3, 2003, the Company adopted the fair value method of recording compensation expense related to all employee stock-based compensation issued after February 2, 2003, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." Beginning in the first quarter of fiscal 2003, the fair value of employee stock-based compensation issued after February 2, 2003 as determined using the Black-Scholes option-pricing model is being expensed over the vesting period of the related stock-based compensation. Awards under the Company's option plans typically vest 25% per year commencing on the first anniversary date of the grant. The stock-based compensation expense included in the determination of net earnings for the first six months of fiscal 2003 is less than that which would have been recognized if the fair value based method had been applied to all such compensation since the original effective date of SFAS No. 123. Prior to February 3, 2003, the Company accounted for its plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and accordingly no stock-based compensation expense related to stock option awards was recorded in the first six months of fiscal 2002. The following table shows the effect on net earnings and earnings per share if the fair value based method had been applied to all employee stock-based compensation in each period.

	Three Months Ended		Six Months Ended
	August 3, 2003	August 4, 2002	August 3, 2003	August 4, 2002
Net Earnings, as reported	$1,299	$1,182	$2,206	$2,038
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax	8	1	12	2
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(64)	(60)	(127)	(120)

Pro forma net earnings	$1,243	$1,123	$2,091	$1,920

Basic earnings per share:
As reported	$0.57	$0.50	$0.96	$0.87
Pro forma	$0.54	$0.48	$0.91	$0.82
Diluted earnings per share:
As reported	$0.56	$0.50	$0.96	$0.86
Pro forma	$0.54	$0.48	$0.91	$0.81

Service Revenues

        Total revenues include service revenues generated through a variety of installation and home maintenance programs. In these programs, the customer selects and purchases material for a project and the Company arranges professional installation. When the Company subcontracts the installation of a project and the subcontractor provides material as part of the installation, both the material and labor are included in service revenues. The Company recognizes this revenue when the service for the customer is completed. All payments received prior to the completion of services are recorded as Deferred Revenue in the accompanying Consolidated Balance Sheets. Net service revenues, including the impact of deferred revenue, were $696 million and $1.3 billion for the three and six-months ended August 3, 2003, respectively, compared to $480 million and $894 million for the three and six-months ended August 4, 2002.

Valuation Reserves

        As of the end of the second quarter of fiscal 2003, the valuation allowances for merchandise inventories and uncollectible accounts receivable were not material.

THE HOME DEPOT, INC. AND SUBSIDIARIES

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Stockholders
The Home Depot, Inc.:

        We have reviewed the accompanying consolidated balance sheet of The Home Depot, Inc. and subsidiaries as of August 3, 2003, and the related consolidated statements of earnings and comprehensive income for the three and six-month periods ended August 3, 2003 and the related consolidated statement of cash flows for the six month period ended August 3, 2003. These consolidated financial statements are the responsibility of the Company's management.

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

        We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of The Home Depot, Inc. and subsidiaries as of February 2, 2003, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of February 2, 2003, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP KPMG LLP Atlanta, Georgia

August 18, 2003

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

	Three Months Ended		Six Months Ended		Percentage Increase (Decrease) in Dollar Amounts
	August 3, 2003	August 4, 2002	August 3, 2003	August 4, 2002	Three Months	Six Months
NET SALES	100.0%	100.0%	100.0%	100.0%	10.5%	8.3%
GROSS PROFIT	31.2	30.4	31.5	30.5	13.3	12.1
Operating Expenses:
Selling and Store Operating	18.0	17.3	19.1	18.2	14.9	13.9
Pre-Opening	0.1	0.1	0.1	0.2	(26.1)	(33.3)
General and Administrative	1.6	1.5	1.7	1.5	23.7	21.3

Total Operating Expenses	19.7	18.9	20.9	19.9	15.3	14.1

OPERATING INCOME	11.5	11.5	10.6	10.6	10.1	8.5
Interest Income (Expense):
Interest and Investment Income	0.1	0.2	0.1	0.1	(40.0)	(35.7)
Interest Expense	(0.1)	(0.1)	(0.1)	(0.0)	100.0	126.7

Interest, Net	(0.0)	0.1	(0.0)	0.1	(105.9)	(125.9)

EARNINGS BEFORE PROVISION FOR INCOME TAXES	11.5	11.6	10.6	10.7	9.0	7.4
Provision for Income Taxes	4.3	4.3	3.9	4.0	7.6	5.9

NET EARNINGS	7.2%	7.3%	6.7%	6.7%	9.9%	8.2%

Selected Sales Data(1)
Number of Transactions (in millions)	350	323	646	606	8.4%	6.6%
Average Sale per Transaction	$50.60	$50.13	$50.92	$50.26	0.9	1.3
Weighted Average Weekly Sales per Operating Store (000's)	$861	$883	$805	$846	(2.5)	(4.8)
Weighted Average Sales per Square Foot	$415	$421	$390	$403	(1.4)%	(3.2)%

(1)
Includes all retail locations excluding Apex Supply Company, Georgia Lighting, Maintenance Warehouse, Your "other" Warehouse, Designplace Direct (formerly National Blinds and Wallpaper) and HD Builder Solutions Group locations.

FORWARD-LOOKING STATEMENTS

        Certain statements made herein regarding implementation of store initiatives, gross margin expansion, store openings, capital expenditures, and the effect of adopting certain accounting standards constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These statements are subject to various risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations. These risks and uncertainties include, but are not limited to, fluctuations in and the overall condition of the U.S. economy, stability of costs and availability of sourcing channels, conditions affecting new store development, our ability to implement new technologies and processes, our ability to attract, train and retain highly-qualified associates, unanticipated weather conditions, the impact of competition, and the effects of regulatory and litigation matters. You should not place undue reliance on such forward-looking statements as such statements speak only as of the date on which they are made. Additional information concerning these and other risks and uncertainties is contained in our periodic filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

        Net sales for the second quarter of fiscal 2003 increased 10.5% to $18.0 billion from $16.3 billion in the second quarter of fiscal 2002. For the first six months of fiscal 2003, sales increased 8.3% to $33.1 billion from $30.6 billion for the comparable period in fiscal 2002. The sales increase for both periods was primarily attributable to new stores opened since the end of the second quarter of fiscal 2002 (1,607 stores open at the end of the second quarter of fiscal 2003 compared with 1,437 at the end of the second quarter of fiscal 2002). Comparable store-for-store sales increased 2.2% in the second quarter of fiscal 2003 and increased 0.4% in the first six months of fiscal 2003. The increase in comparable store-for-store sales for the first three and six months of fiscal 2003 was attributable to strong performance in our lawn and garden category, led by outdoor power equipment with continued strength from John Deere tractors as well as in walk-behind mowers. Paint was another strong category, led by power pressure washers and interior paint. Strong sales in concrete and roofing materials contributed to strength in our building materials category. Additionally, sales in our services business including the flooring companies we acquired last year, gained 45.1% over the prior year, driven by HVAC, countertops, sheds and flooring. The strength of these categories was partially offset by lumber price deflation and a decline in comparable store-for-store sales in soft flooring, as we did not repeat certain promotional activities from last year.

        In order to meet our customer service objectives, we strategically open stores near market areas served by existing strong performing stores ("cannibalize") to enhance service levels, gain incremental sales and increase market penetration. Our new stores cannibalized approximately 18% of our existing stores as of the end of the second quarter of fiscal 2003 with an estimated reduction in comparable store-for-store sales of 3%. Additionally, we believe that our sales performance has been, and could continue to be, negatively impacted by the level of competition that we encounter in various markets. However, due to the highly-fragmented U.S. home improvement industry, in which we estimate our market share is approximately 10%, measuring the impact on our sales by our competitors is extremely difficult.

        In the second quarter of fiscal 2003, we continued the implementation or expansion of a number of in-store initiatives. We believe these initiatives will increase customer loyalty and operating efficiencies as they are fully implemented in our stores. The professional business customer ("Pro") initiative adds programs to our stores to enhance service levels to the Pro customer base. At the end of the second quarter of fiscal 2003, the Pro initiative was in 1,293 stores or 80% of total stores, of which 68 stores were added during the second quarter of fiscal 2003 compared to a total of 921 stores or 64% of total stores at the end of the second quarter of fiscal 2002. We expect to have the Pro initiative in 1,365 stores by the end of fiscal 2003.

        In addition to Pro, we continue to implement the Appliance initiative in our stores. The Appliance initiative was in 965 stores or 60% of total stores as of the end of the second quarter of fiscal 2003 compared to 292 stores or 20% of total stores as of the end of the second quarter of fiscal 2002. We expect to have the Appliance initiative in 1,541 stores by the end of fiscal 2003. The Appliance initiative provides customers with an assortment of in-stock name brand appliances, including General Electric® and Maytag®, and offers the ability to special order over 2,300 additional related products through computer kiosks located in the stores. In these stores we have enhanced the offering of appliances through 1,500 to 2,000 square feet of dedicated appliance selling space.

        In addition to our Appliance and Pro initiatives, we continue to implement our DesignPlaceSM initiative. This initiative offers an enhanced shopping experience to our design and décor customers by providing personalized service from specially-trained associates and an enhanced merchandise selection in an attractive setting. Although the DesignPlace initiative is in its early stages, stores generally show a positive sales trend after implementation. The DesignPlace initiative was in 1,141 stores or 71% of total stores as of the end of the second quarter of fiscal 2003 compared to 581 stores or 40% of total stores as of the end of the second quarter of fiscal 2002. We expect to have the DesignPlace initiative in 1,603 stores by the end of fiscal 2003.

        Gross profit increased 13.3% to $5.6 billion in the second quarter of fiscal 2003 from $4.9 billion in the second quarter of fiscal 2002. Gross profit increased 12.1% to $10.4 billion for the first six months of fiscal 2003 from $9.3 billion in the first six months of fiscal 2002. The gross profit rate as a percent of sales increased to 31.2% in the second quarter of fiscal 2003 from 30.4% in the second quarter of fiscal 2002. In the first six months of fiscal 2003, gross profit as a percent of sales was 31.5% compared with 30.5% in the comparable period of fiscal 2002. The gross profit rate increase in both periods was primarily attributable to continued but slowing benefit from centralized purchasing as we rationalized vendors and improved assortments, lower markdowns as we did not repeat the Yellow Tag Clearance event held in the second quarter of fiscal 2002 and increased penetration of import products, which typically have a lower cost, to 9% in the second quarter of fiscal 2003 from 7% in the second quarter of fiscal 2002. We expect only modest gross margin expansion for fiscal 2003 as we anniversary last year's strong gains, particularly in the third quarter of 2003.

        Selling and store operating expenses increased 14.9% to $3.2 billion in the second quarter of fiscal 2003 from $2.8 billion in the second quarter of fiscal 2002. As a percent of sales, selling and store operating expenses were 18.0% in the second quarter of fiscal 2003 compared to 17.3% in the same period in fiscal 2002. For the first six months of fiscal 2003, selling and store operating expenses increased 13.9% to $6.3 billion from $5.6 billion in the first six months of fiscal 2002. As a percent of sales, selling and store operating expenses were 19.1% in the first six months of fiscal 2003 compared to 18.2% in the same period in fiscal 2002. The increase in both the second quarter of fiscal 2003 and the first six months of fiscal 2003 was primarily attributable to increased expense for workers' compensation and general liability due in large part to increased medical costs. The increase in store selling and operating costs in the first six months of fiscal 2003 was also attributable to an increased investment in labor in our stores to ensure better in-stock position and customer service and an increased investment in our customers shopping experience as we executed our plan to reset, repair and remodel our stores.

        Pre-opening expenses of $17 million decreased 26.1% and as a percent of sales were 0.1% in the second quarter of fiscal 2003 compared with 0.1% and $23 million in the second quarter of fiscal 2002. For the first six months of fiscal 2003, pre-opening expenses of $32 million decreased 33.3% and as a percent of sales were 0.1% compared with 0.2% and $48 million in the first six months of fiscal 2002. The decrease in pre-opening expenses for the three and six months ended August 3, 2003 was due to fewer stores opened as compared to the same periods last year and a decrease in the average pre-opening cost per store.

        General and administrative expenses of $292 million increased 23.7% and as a percent of sales were 1.6% in the second quarter of fiscal 2003 compared to 1.5% and $236 million in the second quarter of fiscal 2002. In the first six months of fiscal 2003, general and administrative expenses increased 21.3% and as a percent of sales were 1.7% and $563 million compared to 1.5% and $464 million in the same period in fiscal 2002. The increase as a percent of sales in both periods was primarily due to an increase in incremental spending in technology and growth initiatives.

        As a percent of sales, interest and investment income was 0.1% and $15 million in the second quarter of fiscal 2003 compared to 0.2% and $25 million in the second quarter of fiscal 2002. For the first six months of fiscal 2003, as a percent of sales, interest and investment income was 0.1% and $27 million compared to 0.1% and $42 million in the same period in fiscal 2002. The decrease in both periods reflects a lower average cash balance and a lower interest rate environment. Interest expense as a percent of sales was 0.1% and $16 million in the second quarter of fiscal 2003 as compared to 0.1% and $8 million in the second quarter of fiscal 2002. Interest expense as a percent of sales was 0.1% and $34 million in the first six months of fiscal 2003 compared to 0.0% and $15 million in the same period in fiscal 2002. The increase in interest expense in both periods was attributable to lower capitalized interest due to the timing of store openings and site development.

        The provision for income taxes was 4.3% as a percent of sales in both the second quarter of fiscal 2003 and fiscal 2002. In the first six months of fiscal 2003, the provision for income taxes was 3.9% as a percent of sales compared to 4.0% in the same period in fiscal 2002. Our combined federal and state effective income tax rate decreased to 37.1% in the second quarter and first six months of fiscal 2003 from 37.6% for the comparable periods of fiscal 2002. The decrease in our combined federal and state effective income tax rate was attributable to higher projected tax credits and a lower effective state income tax rate.

        Diluted earnings per share were $0.56 and $0.96 in the second quarter and first six months of fiscal 2003, respectively, compared to $0.50 and $0.86 in the second quarter and first six months of fiscal 2002, respectively. Diluted earnings per share were favorably impacted by approximately $0.02 and $0.03 per diluted share in the second quarter and first six months of fiscal 2003, respectively, as a result of the repurchase of shares of our common stock in fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

        Cash flow generated from store operations provides a significant source of liquidity. Cash provided by operations was $4.6 billion in the first six months of both fiscal 2003 and fiscal 2002, and was driven by net working capital improvements and stronger net earnings. Days payable outstanding was 43 at the end of the second quarter of fiscal 2003 unchanged from the second quarter last year. We believe we have realized the majority of the benefit from our renegotiated payment terms.

        Cash used in investing activities was $1.4 billion in the first six months of both fiscal 2003 and fiscal 2002. Cash used in investing activities reflects a 31% increase in capital expenditures to $1.7 billion in the first six months of fiscal 2003 compared to $1.3 billion in the same period last year. The increase in capital expenditures was the result of a higher investment in store remodeling, technology and other initiatives and was offset by an increase in proceeds from the sale of property and equipment and a decrease in investments purchased in the first six months of fiscal 2003 as compared to the same period in fiscal 2002.

        We plan to open 125 stores during the second half of fiscal 2003. We expect total capital expenditures to be approximately $3.6 billion to $3.8 billion in fiscal 2003, which includes a higher level of investment in store remodeling, technology and other initiatives as compared to 2002.

        During the first six months of fiscal 2003, cash used in financing activities was $215 million compared with $5 million in the same period of fiscal 2002. The increase in cash used in financing activities was primarily due to a decrease in proceeds from the sale of common stock as a result of a decrease in the number of stock options exercised and the repurchase of 851,000 shares of common stock during the first six months of fiscal 2003.

        We have a commercial paper program that allows borrowings up to a maximum of $1 billion. As of August 3, 2003, there were no borrowings outstanding under this program. In connection with the program, we have a back-up credit facility with a consortium of banks for up to $800 million. The credit facility, which expires in 2004, contains various restrictive covenants, none of which are expected to impact our liquidity and capital resources.

        As of August 3, 2003, we had $5.3 billion in cash, cash equivalents and short-term investments. We believe that our current cash position, cash flow generated from operations, funds available from the $1 billion commercial paper program and the ability to obtain alternate sources of financing should be sufficient to enable us to complete our capital expenditure programs through the next several fiscal years.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In January 2003, the Emerging Issues Task Force ("EITF") issued EITF 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," which states that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction of Cost of Merchandise Sold when recognized in our Consolidated Statements of Earnings. That presumption is overcome when the consideration is either a reimbursement of specific, incremental and identifiable costs incurred to sell the vendor's products, or a payment for assets or services delivered to the vendor. EITF 02-16 is effective for contracts entered into after December 31, 2002. The adoption of EITF 02-16 will not have a material impact on net earnings in fiscal year 2003, as we entered into substantially all of our fiscal year 2003 vendor contracts prior to December 31, 2002. We estimate that this change in accounting will reduce fiscal year 2004 diluted earnings per share by as much as $0.05 per diluted share with the majority of the impact on net earnings occurring in the first quarter of fiscal 2004. This change in accounting will not impact our cash flow or the expected amount of payments to be received from our vendors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Our exposure to market risks results primarily from fluctuations in interest rates. There have been no material changes to our exposure to market risks from those disclosed in our Annual Report on Form 10-K for the year ended February 2, 2003.

Item 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

        The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

(b)
Change in Internal Control Over Financial Reporting

        There have not been any changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Changes in Securities

        The Company's Board of Directors approved amendments to the By-Laws which, among other things, (i) changed the timing of notice to the Company and other procedures for stockholders to bring business before the annual meeting of stockholders, (ii) removed Article II. Section 12 regarding the independence of directors (because the standards set forth therein are no longer consistent with the standards of independence set forth in the New York Stock Exchange's proposed listing standards and the Company has adopted new standards for independence set forth in its Corporate Governance Guidelines), and (iii) added more detailed indemnification provisions for officers and directors. The Amended and Restated By-Laws, attached hereto as Exhibit 3.2, require stockholders to submit stockholder proposals for inclusion in the Company's proxy statement and stockholder proposals to be considered at the Annual Meeting of Stockholders (but, not included in the Company's proxy statement) 120 calendar days before the date of the Company's proxy statement released to stockholders in connection with the previous year's annual meeting of stockholders. If no annual meeting was held, or if the date of the annual meeting has changed by more than 30 days from the date of the previous year's annual meting, then a stockholder must provide appropriate notice of the proposal to the Secretary of the Company not later than the later of the close of business on the 90th day prior to such annual meeting or the 10th day following the day on which notice of the date of the annual meeting was mailed or public disclosure of such date was made. To be considered for inclusion in the Company's proxy statement for the 2004 Annual Meeting of Stockholders or considered at such meeting (but not included in the proxy statement) stockholder proposals must be submitted by December 21, 2003.

Item 4. Submission of Matters to a Vote of Security Holders

        At the Company's Annual Meeting of Stockholders held on May 30, 2003, the stockholders elected the following nominees to the Board of Directors to serve a one-year term. The votes cast were as follows:

Gregory D. Brenneman		Richard A. Grasso
For:	1,887,303,440	For:	1,894,216,768
Withheld:	109,385,002	Withheld:	102,471,674
Richard H. Brown		Milledge A. Hart, III
For:	1,943,172,401	For:	1,941,614,059
Withheld:	53,516,041	Withheld:	55,074,384
John L. Clendenin		Bonnie G. Hill
For:	1,931,870,220	For:	1,931,590,103
Withheld:	64,818,222	Withheld:	65,098,340
Berry R. Cox		Kenneth G. Langone
For:	1,888,209,595	For:	1,593,662,635
Withheld:	108,478,847	Withheld:	400,349,331
William S. Davila		Robert L. Nardelli
For:	1,887,229,484	For:	1,884,388,437
Withheld:	109,458,958	Withheld:	73,855,019
Claudio X. Gonzalez		Roger S. Penske
For:	1,885,596,355	For:	1,939,369,444
Withheld:	111,092,088	Withheld:	57,318,999

        The stockholders ratified the appointment of KPMG LLP as Independent Auditors of the Company for fiscal 2003. Votes cast were as follows:

For:	1,918,931,702
Withheld:	56,119,741
Abstention:	21,636,999

        The stockholders approved the material terms of the performance-based compensation payable under the Management Incentive Plan. Votes cast were as follows:

For:	1,834,213,077
Withheld:	136,716,481
Abstention:	25,758,885

        The stockholders rejected a stockholder proposal regarding outside director term limits. Votes cast were as follows:

For:	62,037,730
Withheld:	1,340,829,748
Abstention:	47,478,833
Non-votes:	546,342,132

        The stockholders approved a stockholder proposal regarding poison pill implementation. Votes cast were as follows:

For:	905,024,630
Withheld:	497,378,071
Abstention:	47,943,603
Non-votes:	546,342,138

        The stockholders rejected a stockholder proposal regarding non-audit-related services by auditors. Votes cast were as follows:

For:	213,970,829
Withheld:	1,188,473,144
Abstention:	47,903,068
Non-votes:	546,341,402

        The stockholders rejected a stockholder proposal regarding global human rights standards. Votes cast were as follows:

For:	104,203,451
Withheld:	1,202,343,940
Abstention:	143,798,923
Non-votes:	546,342,129

        The stockholders rejected a stockholder proposal regarding the independent director as Chairman of the Board. Votes cast were as follows:

For:	517,190,683
Withheld:	883,306,981
Abstention:	49,848,652
Non-votes:	546,342,126

Item 5. Other Information

        See "Item 2. Changes in Securities" in this report for a description of the Amended and Restated By-Laws of the Company and the deadlines for submitting stockholder proposals for inclusion in the Company's proxy statement and stockholder proposals to be considered at the Annual Meeting of Stockholders.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

3.2	By-Laws of The Home Depot, Inc., as amended and restated.
10.1	Employment Agreement between The Home Depot U.S.A., Inc. and John Costello dated July 24, 2003.
10.2	Restricted Stock Exchange Agreement dated as of August 21, 2003 between The Home Depot, Inc. and Robert Nardelli
11.1	Computation of Basic and Diluted Earnings Per Share.
15.1	Letter of KPMG LLP, Independent Accountants' Acknowledgement, dated August 18, 2003.
31.1	Certification of the Chairman, President and Chief Executive Officer pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Chairman, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  (b)
  Reports on 8-K

  The Company filed a Current Report on Form 8-K on May 20, 2003, furnishing a press release announcing financial results for the fiscal quarter ended May 4, 2003.

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
/s/ CAROL B. TOMÉ Carol B. Tomé Executive Vice President and Chief Financial Officer

September 2, 2003 (Date)

THE HOME DEPOT, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit	Description
3.2	By-Laws of The Home Depot, Inc., as amended and restated.
10.1	Employment Agreement between The Home Depot U.S.A., Inc. and John Costello dated July 24, 2003.
10.2	Restricted Stock Exchange Agreement dated as of August 21, 2003 between The Home Depot, Inc. and Robert L. Nardelli
11.1	Computation of Basic and Diluted Earnings Per Share
15.1	Letter of KPMG LLP, Independent Accountants' Acknowledgement, dated August 18, 2003
31.1	Certification of the Chairman, President and Chief Executive Officer pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Chairman, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  PART II. OTHER INFORMATION
  Item 2. Changes in Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES