Form 10-Q
period 2003-11-02
HOME DEPOT INC
filed 2003-12-04
CIK 354950

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2003
-OR -
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

$.05 par value 2,275,215,659 Shares, as of December 1, 2003

THE HOME DEPOT, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

		Page
Part I. Financial Information
Item 1.	Financial Statements
	CONSOLIDATED STATEMENTS OF EARNINGS— Three Month and Nine Month Periods Ended November 2, 2003 and November 3, 2002	3
	CONSOLIDATED BALANCE SHEETS— As of November 2, 2003 and February 2, 2003	4
	CONSOLIDATED STATEMENTS OF CASH FLOWS— Nine Month Periods Ended November 2, 2003 and November 3, 2002	5
	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME— Three Month and Nine Month Periods Ended November 2, 2003 and November 3, 2002	6
	NOTE TO CONSOLIDATED FINANCIAL STATEMENTS	7-8
	INDEPENDENT ACCOUNTANTS' REVIEW REPORT	9
Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition	10-14
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14
Item 4.	Controls and Procedures	14-15
Part II. Other Information:
Item 2.	Changes in Securities	15
Item 6.	Exhibits and Reports on Form 8-K	15
Signatures		16
Index to Exhibits		17

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

(In Millions, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	November 2, 2003	November 3, 2002	November 2, 2003	November 3, 2002
NET SALES	$16,598	$14,475	$49,691	$45,034
Cost of Merchandise Sold	11,405	9,895	34,064	31,148

GROSS PROFIT	5,193	4,580	15,627	13,886
Operating Expenses:
Selling and Store Operating	3,072	2,813	9,397	8,368
Pre-Opening	20	19	52	67
General and Administrative	278	252	841	716

Total Operating Expenses	3,370	3,084	10,290	9,151
OPERATING INCOME	1,823	1,496	5,337	4,735
Interest Income (Expense):
Interest and Investment Income	14	21	41	63
Interest Expense	(14)	(10)	(48)	(25)

Interest, Net	—	11	(7)	38

EARNINGS BEFORE PROVISION FOR INCOME TAXES	1,823	1,507	5,330	4,773
Provision for Income Taxes	676	567	1,977	1,795

NET EARNINGS	$1,147	$940	$3,353	$2,978

Weighted Average Common Shares	2,280	2,337	2,289	2,347
BASIC EARNINGS PER SHARE	$0.50	$0.40	$1.46	$1.27

Diluted Weighted Average Common Shares	2,287	2,343	2,295	2,356
DILUTED EARNINGS PER SHARE	$0.50	$0.40	$1.46	$1.26

Dividends Declared Per Share	$0.07	$0.06	$0.20	$0.16

See accompanying note to consolidated financial statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In Millions, Except Per Share Data)

	November 2, 2003	February 2, 2003
ASSETS
Current Assets:
Cash and Cash Equivalents	$4,944	$2,188
Short-Term Investments	22	65
Receivables, Net	1,432	1,072
Merchandise Inventories	9,002	8,338
Other Current Assets	297	254

Total Current Assets	15,697	11,917

Property and Equipment, at cost	23,165	20,733
Less: Accumulated Depreciation and Amortization	4,289	3,565

Net Property and Equipment	18,876	17,168

Notes Receivable	96	107
Cost in Excess of the Fair Value of Net Assets Acquired	631	575
Other Assets	74	244

	$35,374	$30,011

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$6,380	$4,560
Accrued Salaries and Related Expenses	851	809
Sales Taxes Payable	426	307
Deferred Revenue	1,411	998
Income Taxes Payable	205	227
Current Installments of Long-Term Debt	508	7
Other Accrued Expenses	1,191	1,127

Total Current Liabilities	10,972	8,035
Long-Term Debt, excluding current installments	847	1,321
Deferred Income Taxes	686	362
Other Long-Term Liabilities	608	491
STOCKHOLDERS' EQUITY
Common Stock, par value $0.05, authorized: 10,000 shares, issued and outstanding 2,369 shares at November 2, 2003 and 2,362 shares at February 2, 2003	119	118
Paid-In Capital	6,120	5,858
Retained Earnings	18,888	15,971
Accumulated Other Comprehensive Income (Loss)	105	(82)
Unearned Compensation	(80)	(63)
Treasury Stock at cost, 96 shares at November 2, 2003 and 69 shares at February 2, 2003	(2,891)	(2,000)

Total Stockholders' Equity	22,261	19,802

	$35,374	$30,011

See accompanying note to consolidated financial statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In Millions)

	Nine Months Ended
	November 2, 2003	November 3, 2002
CASH FLOWS FROM OPERATIONS:
Net Earnings	$3,353	$2,978
Reconciliation of Net Earnings to Net Cash Provided by Operations:
Depreciation and Amortization	786	665
Increase in Receivables, Net	(363)	(225)
Increase in Merchandise Inventories	(615)	(1,574)
Increase in Accounts Payable and Accrued Expenses	2,148	2,421
Increase in Deferred Revenue	411	291
Increase (Decrease) in Income Taxes Payable	313	(19)
Other	108	155

Net Cash Provided by Operations	6,141	4,692

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(2,508)	(1,954)
Payments for Businesses Acquired, Net	(15)	(231)
Proceeds from Sale of Business, Net	—	22
Proceeds from Sales of Property and Equipment	220	81
Purchases of Investments	(84)	(518)
Proceeds from Maturities of Investments	197	483

Net Cash Used In Investing Activities	(2,190)	(2,117)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments of) Proceeds from Long-Term Debt	(7)	3
Proceeds from Sale of Common Stock, Net	113	272
Repurchase of Common Stock	(891)	(1,000)
Cash Dividends Paid to Stockholders	(436)	(352)

Net Cash Used In Financing Activities	(1,221)	(1,077)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	26	5

Increase in Cash and Cash Equivalents	2,756	1,503
Cash and Cash Equivalents at Beginning of Period	2,188	2,477

Cash and Cash Equivalents at End of Period	$4,944	$3,980

See accompanying note to consolidated financial statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(In Millions)

	Three Months Ended		Nine Months Ended
	November 2, 2003	November 3, 2002	November 2, 2003	November 3, 2002
Net Earnings	$1,147	$940	$3,353	$2,978
Other Comprehensive Income(1):
Foreign Currency Translation Adjustments	81	22	187	82
Change in Fair Value of Derivatives Accounted for as Hedges	—	5	—	13

Total Other Comprehensive Income	81	27	187	95

Comprehensive Income	$1,228	$967	$3,540	$3,073

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

        Change in Accounting for Stock-Based Compensation—Effective February 3, 2003, the Company adopted the fair value method of recording compensation expense related to all employee stock-based compensation issued after February 2, 2003, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." Beginning in the first quarter of fiscal 2003, the fair value of employee stock-based compensation issued after February 2, 2003 (determined using the Black-Scholes option-pricing model) is being expensed over the vesting period of the related stock-based compensation. Awards under the Company's option plans typically vest 25% per year commencing on the first anniversary date of the grant. The stock-based compensation expense included in the determination of net earnings for the three and nine months ended November 2, 2003 is less than that which would have been recognized if the fair value based method had been applied to all such compensation since the original effective date of SFAS No. 123. Prior to February 3, 2003, the Company accounted for its plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and accordingly no stock-based compensation expense related to stock option awards was recorded in the first nine months of fiscal 2002. The following table shows the effect on net earnings and earnings per share if the fair value based method had been applied to all employee stock-based compensation in each period.

	Three Months Ended		Nine Months Ended
	November 2, 2003	November 3, 2002	November 2, 2003	November 3, 2002
Net Earnings, as reported	$1,147	$940	$3,353	$2,978
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax	11	1	24	3
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(78)	(95)	(205)	(209)

Pro forma net earnings	$1,080	$846	$3,172	$2,772

Basic earnings per share:
As reported	$0.50	$0.40	$1.46	$1.27
Pro forma	$0.47	$0.36	$1.39	$1.18
Diluted earnings per share:
As reported	$0.50	$0.40	$1.46	$1.26
Pro forma	$0.47	$0.36	$1.38	$1.18

        Service Revenues—Total revenues include service revenues generated through a variety of installation and home maintenance programs. In these programs, the customer selects and purchases material for a project and the Company arranges professional installation. When the Company subcontracts the installation of a project and the subcontractor provides material as part of the installation, both the material and labor are included in service revenues. The Company recognizes this revenue when the service for the customer is completed. All payments received prior to the completion of services are recorded as Deferred Revenue in the accompanying Consolidated Balance Sheets. Net service revenues, including the impact of deferred revenue, were $762 million and $2.0 billion in the three and nine months ended November 2, 2003, respectively, compared to $524 million and $1.4 billion in the three and nine months ended November 3, 2002.

        Valuation Reserves—As of the end of the third quarter of fiscal 2003, the valuation allowances for merchandise inventories and uncollectible accounts receivable were not material.

THE HOME DEPOT, INC. AND SUBSIDIARIES

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Stockholders
The Home Depot, Inc.:

        We have reviewed the accompanying consolidated balance sheet of The Home Depot, Inc. and subsidiaries as of November 2, 2003, and the related consolidated statements of earnings and comprehensive income for the three and nine-month periods ended November 2, 2003 and November 3, 2002 and the related consolidated statements of cash flows for the nine-month periods ended November 2, 2003 and November 3, 2002. These consolidated financial statements are the responsibility of the Company's management.

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
November 17, 2003

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

	Three Months Ended		Nine Months Ended		Percentage Increase (Decrease) in Dollar Amounts
	November 2, 2003	November 3, 2002	November 2, 2003	November 3, 2002	Three Months	Nine Months
NET SALES	100.0%	100.0%	100.0%	100.0%	14.7%	10.3%
GROSS PROFIT	31.3	31.6	31.4	30.8	13.4	12.5
Operating Expenses:
Selling and Store Operating	18.5	19.4	18.9	18.6	9.2	12.3
Pre-Opening	0.1	0.2	0.1	0.1	5.3	(22.4)
General and Administrative	1.7	1.7	1.7	1.6	10.3	17.5

Total Operating Expenses	20.3	21.3	20.7	20.3	9.3	12.4

OPERATING INCOME	11.0	10.3	10.7	10.5	21.9	12.7
Interest Income (Expense):
Interest and Investment Income	0.1	0.2	0.1	0.2	(33.3)	(34.9)
Interest Expense	(0.1)	(0.1)	(0.1)	(0.1)	40.0	92.0

Interest, Net	0.0	0.1	0.0	0.1	(100.0)	(118.4)

EARNINGS BEFORE PROVISION FOR INCOME TAXES	11.0	10.4	10.7	10.6	21.0	11.7
Provision for Income Taxes	4.1	3.9	4.0	4.0	19.2	10.1

NET EARNINGS	6.9%	6.5%	6.7%	6.6%	22.0%	12.6%

Selected Sales Data(1)
Number of Transactions (in millions)	313	286	959	893	9.4%	7.4%
Average Sale per Transaction	$52.10	$49.66	$51.30	$50.07	4.9	2.5
Weighted Average Weekly Sales per Operating Store (000's)	$775	$754	$796	$814	2.8	(2.2)
Weighted Average Sales per Square Foot	$375.45	$360.41	$385.62	$389.09	4.2%	(0.9)%

(1)
Includes all retail locations excluding Apex Supply Company, Georgia Lighting, Maintenance Warehouse, Your "other" Warehouse, Designplace Direct (formerly National Blinds and Wallpaper) and HD Builder Solutions Group locations.

FORWARD-LOOKING STATEMENTS

        Certain statements made herein regarding implementation of store initiatives, store openings, capital expenditures, future cash flow, and the effect of adopting certain accounting standards constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These statements are subject to various risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations. These risks and uncertainties include, but are not limited to, fluctuations in and the overall condition of the U.S. economy, stability of costs and availability of sourcing channels, conditions affecting new store development, our ability to implement new technologies and processes, our ability to attract, train and retain highly-qualified associates, unanticipated weather conditions, the impact of competition, and the effects of regulatory and litigation matters. You should not place undue reliance on such forward-looking statements as such statements speak only as of the date on which they are made. Additional information concerning these and other risks and uncertainties is contained in our periodic filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

        Net sales for the third quarter of fiscal 2003 increased 14.7% to $16.6 billion from $14.5 billion in the third quarter of fiscal 2002. For the first nine months of fiscal 2003, sales increased 10.3% to $49.7 billion from $45.0 billion for the comparable period in fiscal 2002. The sales increase for both periods was attributable to both new stores opened since the end of the third quarter of fiscal 2002 (1,643 stores open at the end of the third quarter of fiscal 2003 compared with 1,471 at the end of the third quarter of fiscal 2002) and an increase in comparable store-for-store sales. Comparable store-for-store sales increased 7.8% in the third quarter of fiscal 2003 and increased 2.8% in the first nine months of fiscal 2003. Lumber was the biggest driver of comparable sales increases in the third quarter of fiscal 2003. Also in the third quarter and the first nine months of fiscal 2003, strong performance in our lawn and garden category, led by outdoor power equipment with continued strength from John Deere tractors and walk-behind mowers, as well as snow throwers and blowers increased comparable store sales. Paint was also a solid category in the third quarter and first nine months of fiscal 2003, led by interior and exterior paint and power pressure washers. An increase in sales of concrete and roofing materials in the third quarter and first nine months of fiscal 2003 contributed to strength in our building materials category. Additionally, sales in our services business including the flooring companies we acquired last year, gained 45.4% and 42.5% in the third quarter and first nine months of fiscal 2003, respectively, compared to the same periods in fiscal 2002 driven by HVAC, countertops, sheds and fencing.

        In order to meet our customer service objectives, we strategically open stores near market areas served by existing stores ("cannibalize") to enhance service levels, gain incremental sales and increase market penetration. Our new stores cannibalized approximately 15% of our existing stores as of the end of the third quarter of fiscal 2003, with an estimated reduction in comparable store-for-store sales of 2.4%. Additionally, we believe that our sales performance has been, and could continue to be, negatively impacted by the level of competition that we encounter in various markets. However, due to the highly-fragmented U.S. home improvement industry, in which we estimate our market share is approximately 10%, measuring the impact on our sales by our competitors is extremely difficult.

        In the third quarter of fiscal 2003, we continued the implementation of a number of in-store initiatives. We believe these initiatives will increase customer loyalty and operating efficiencies as they are fully implemented in our stores. The professional business customer ("Pro") initiative adds programs to our stores to enhance service levels to the Pro customer base. At the end of the third quarter of fiscal 2003, the Pro initiative was in 1,335 stores or 81% of total stores, of which 42 stores were added during the third quarter of fiscal 2003 compared to a total of 1,072 stores or 73% of total stores at the end of the third quarter of fiscal 2002. We expect to have the Pro initiative in 1,365 stores by the end of fiscal 2003.

        In addition to Pro, we continue to implement the Appliance initiative in our stores. The Appliance initiative was in 1,250 stores or 76% of total stores as of the end of the third quarter of fiscal 2003 compared to 588 stores or 40% of total stores as of the end of the third quarter of fiscal 2002. We expect to have the Appliance initiative in 1,541 stores by the end of fiscal 2003. The Appliance initiative provides customers with an assortment of in-stock name brand appliances, including General Electric® and Maytag®, and offers the ability to special order over 2,300 additional related products through computer kiosks located in the stores. In these stores we have enhanced the offering of appliances through 1,500 to 2,000 square feet of dedicated appliance selling space.

        In addition to our Appliance and Pro initiatives, we continue to implement our DesignPlaceSM initiative. This initiative offers an enhanced shopping experience to our design and décor customers by providing personalized service from specially-trained associates and an enhanced merchandise selection in an attractive setting. The DesignPlace initiative was in 1,432 stores or 87% of total stores as of the end of the third quarter of fiscal 2003 compared to 746 stores or 51% of total stores as of the end of the third quarter of fiscal 2002. We expect to have the DesignPlace initiative in 1,603 stores by the end of fiscal 2003.

        Gross profit increased 13.4% to $5.2 billion in the third quarter of fiscal 2003 from $4.6 billion in the third quarter of fiscal 2002. Gross profit increased 12.5% to $15.6 billion for the first nine months of fiscal 2003 from $13.9 billion in the first nine months of fiscal 2002. The gross profit rate as a percent of sales decreased to 31.3% in the third quarter of fiscal 2003 from 31.6% in the third quarter of fiscal 2002. In the first nine months of fiscal 2003, gross profit as a percent of sales increased to 31.4% from 30.8% in the comparable period of fiscal 2002. The gross profit rate decrease in the third quarter was primarily the result of lower volume rebates from vendors as compared to the third quarter of fiscal 2002. The increase in volume rebates in the third quarter of fiscal 2002 was the result of a build-up of our inventory levels during fiscal 2002 which was not repeated during fiscal 2003 as our inventory levels were adequate. While increased sales penetration by our lumber category caused some slight deterioration to our gross margin during the third quarter of fiscal 2003, this was offset by a change in the mix of higher margin categories. The gross profit rate increase for the first nine months was primarily attributable to continued but slowing benefit from centralized purchasing as we rationalized vendors and improved assortments, increased penetration of import products, which typically have a lower cost and lower markdowns as we did not repeat the Yellow Tag Clearance event held in the second quarter of fiscal 2002.

        Selling and store operating expenses increased 9.2% to $3.1 billion in the third quarter of fiscal 2003 from $2.8 billion in the third quarter of fiscal 2002. As a percent of sales, selling and store operating expenses were 18.5% in the third quarter of fiscal 2003 compared to 19.4% in the same period in fiscal 2002. For the first nine months of fiscal 2003, selling and store operating expenses increased 12.3% to $9.4 billion from $8.4 billion in the first nine months of fiscal 2002. As a percent of sales, selling and store operating expenses were 18.9% in the first nine months of fiscal 2003 compared to 18.6% in the same period in fiscal 2002. The decrease in the third quarter of fiscal 2003 was primarily due to higher labor productivity and some incremental benefit from our new private label credit program with Citigroup. The increase in store selling and operating costs in the first nine months of fiscal 2003 was primarily attributable to increased expense for workers' compensation and general liability due in large part to increased medical costs. Also contributing to the increase in store selling and operating costs in the first nine months of fiscal 2003 was an increased investment in labor in our stores to ensure better in-stock positions and customer service and costs incurred to improve our customers' shopping experience as we executed our plan to reset, repair and remodel our stores.

        Pre-opening expenses of $20 million increased 5.3% and as a percent of sales were 0.1% in the third quarter of fiscal 2003 compared with 0.2% and $19 million in the third quarter of fiscal 2002. For the first nine months of fiscal 2003, pre-opening expenses of $52 million decreased 22.4% and as a percent of sales were 0.1% compared with 0.1% and $67 million in the first nine months of fiscal 2002. The decrease in pre-opening expenses in the first nine months of fiscal 2003 was due to fewer stores opened as compared to the same period last year and a decrease in the average pre-opening cost per store.

        General and administrative expenses of $278 million increased 10.3% and as a percent of sales were 1.7% in the third quarter of fiscal 2003 compared to 1.7% and $252 million in the third quarter of fiscal 2002. In the first nine months of fiscal 2003, general and administrative expenses increased 17.5% and as a percent of sales were 1.7% and $841 million compared to 1.6% and $716 million in the same period in fiscal 2002. The increase in the first nine months was primarily due to an increase in incremental spending in technology and other growth initiatives.

        As a percent of sales, interest and investment income was 0.1% and $14 million in the third quarter of fiscal 2003 compared to 0.2% and $21 million in the third quarter of fiscal 2002. For the first nine months of fiscal 2003, as a percent of sales, interest and investment income was 0.1% and $41 million compared to 0.2% and $63 million in the same period in fiscal 2002. The decrease in both periods reflects a lower average cash balance and a lower interest rate environment. Interest expense as a percent of sales was 0.1% and $14 million in the third quarter of fiscal 2003 as compared to 0.1% and $10 million in the third quarter of fiscal 2002. Interest expense as a percent of sales was 0.1% and $48 million in the first nine months of fiscal 2003 compared to 0.1% and $25 million in the same period in fiscal 2002. The increase in interest expense in the first nine months of fiscal 2003 was attributable to lower capitalized interest due to the timing of store openings and site development.

        The provision for income taxes was 4.1% as a percent of sales in the third quarter of fiscal 2003 and 3.9% in the third quarter of fiscal 2002. In the first nine months of both fiscal 2003 and fiscal 2002, the provision for income taxes was 4.0% as a percent of sales. As a percent of earnings before tax our combined effective income tax rate decreased to 37.1% in the third quarter and first nine months of fiscal 2003 from 37.6% for the comparable periods of fiscal 2002. The decrease in our combined effective income tax rate was attributable to higher projected tax credits and a lower effective state income tax rate.

        Diluted earnings per share were $0.50 and $1.46 in the third quarter and first nine months of fiscal 2003, respectively, compared to $0.40 and $1.26 in the third quarter and first nine months of fiscal 2002, respectively. Diluted earnings per share were favorably impacted by approximately $0.02 and $0.05 per diluted share in the third quarter and first nine months of fiscal 2003, respectively, as a result of the repurchase of shares of our common stock in fiscal 2002 and fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

        Cash flow generated from store operations provides a significant source of liquidity. Cash provided by operations was $6.1 billion in the first nine months of fiscal 2003 compared to $4.7 billion in the first nine months of fiscal 2002, and was driven by stronger net earnings and net working capital improvements.

        Cash used in investing activities was $2.2 billion in the first nine months of fiscal 2003 compared with $2.1 billion in the first nine months of fiscal 2002. Cash used in investing activities reflects a 28% increase in capital expenditures to $2.5 billion in the first nine months of fiscal 2003 compared to $2.0 billion in the same period last year. The increase in capital expenditures was the result of a higher investment in store remodeling, technology and other initiatives. The increase in cash used in investing activities was partially offset by a decrease in investments purchased in the first nine months of fiscal 2003 as compared to the same period in fiscal 2002. We expect total capital expenditures to be approximately $3.6 billion in fiscal 2003, which includes a higher level of investment in store remodeling, technology and other initiatives as compared to 2002.

        During the first nine months of fiscal 2003, cash used in financing activities was $1.2 billion compared with $1.1 billion in the same period of fiscal 2002. The increase in cash used in financing activities was primarily due to a decrease in proceeds from the sale of common stock as a result of a decrease in the number of stock options exercised and an increase in cash dividends paid to stockholders. These activities were partially offset by a decrease in the repurchase of common stock.

        We have a commercial paper program that allows borrowings up to a maximum of $1.0 billion. As of November 2, 2003, there were no borrowings outstanding under this program. In connection with the program, we have a back-up credit facility with a consortium of banks for up to $800 million. The credit facility, which expires in 2004, contains various restrictive covenants, none of which are expected to impact our liquidity and capital resources. During the third quarter of fiscal 2003, $500 million of our long-term debt became current and was appropriately reclassified on the consolidated balance sheet under current installments of long-term debt.

        As of November 2, 2003, we had $5.0 billion in cash, cash equivalents and short-term investments. We believe that our current cash position, cash flow generated from operations, funds available from the $1.0 billion commercial paper program and the ability to obtain alternate sources of financing should be sufficient to enable us to complete our capital expenditure programs through the next several fiscal years.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        The Company will adopt the Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities," ("Interpretation No. 46") in the fourth quarter of 2003. We do not expect the adoption of Interpretation No. 46 to have a material impact on our consolidated financial statements.

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

Item 4.    Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

        The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

(b)
Changes in Internal Control Over Financial Reporting

        There have not been any changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

        During the first, second and third quarters of fiscal 2003, the Company issued 2,654, 9,928, and 4,324 deferred stock units, respectively, under The Home Depot, Inc. Non Employee Directors' Deferred Stock Compensation Plan (the "NED Plan") pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The deferred stock units convert to shares of Common Stock on a one-for-one basis following a termination of service as described in the NED Plan. In addition, during the second quarter of fiscal 2003, the Company issued 2,206,348 shares of stock under the Restated and Amended Employee Stock Purchase Plan (the "ESPP") in excess of the number of shares that the Company had registered for issuance under the ESPP. The Company subsequently registered 15,000,000 shares for issuance under the ESPP.

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  10.1
  The Home Depot, Inc. Amended and Restated Employee Stock Purchase Plan, as amended and restated effective July 1, 2003.

  11.1
  Computation of Basic and Diluted Earnings Per Share.

  15.1
  Letter of KPMG LLP, Independent Accountants' Acknowledgement, dated November 17, 2003.

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

  (b)
  Reports on 8-K

  The Company filed a Current Report on Form 8-K on August 19, 2003, furnishing a press release announcing financial results for the fiscal quarter ended August 3, 2003.

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
/s/ CAROL B. TOMÉ Carol B. Tomé Executive Vice President and Chief Financial Officer

December 2, 2003 (Date)

THE HOME DEPOT, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit	Description
10.1	The Home Depot, Inc. Amended and Restated Employee Stock Purchase Plan, as amended and restated effective July 1, 2003.
11.1	Computation of Basic and Diluted Earnings Per Share.
15.1	Letter of KPMG LLP, Independent Accountants' Acknowledgement, dated November 17, 2003.
31.1	Certification of the Chairman, President and Chief Executive Officer pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Chairman, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  PART II. OTHER INFORMATION
  Item 2. Changes in Securities and Use of Proceeds
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES