Form 10-K
period 2004-02-01
HOME DEPOT INC
filed 2004-04-12
CIK 354950

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT
TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-8207

THE HOME DEPOT, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE
(State or Other Jurisdiction of Incorporation or Organization)

95-3261426
(I.R.S. Employer Identification No.)

2455 PACES FERRY ROAD, N.W., ATLANTA, GEORGIA 30339-4024
(Address of Principal Executive Offices, including Zip Code)

Registrant's telephone number, including area code: (770) 433-8211

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, $.05 Par Value Per Share	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        The aggregate market value of the Common Stock of the Registrant held by nonaffiliates of the Registrant on August 1, 2003 was $70.0 billion.

        The number of shares outstanding of the Registrant's Common Stock as of April 1, 2004 was 2,241,907,929 shares.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on May 27, 2004 are incorporated by reference in Part III.

CAUTIONARY STATEMENT PURSUANT TO THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements of The Home Depot, Inc.'s expectations made herein, including but not limited to, statements regarding sales growth, new stores, increases in comparable store sales, increases in net service revenues, implementation of store initiatives, commodity price inflation and deflation, the impact of cannibalization, earnings performance, capital expenditures and the effect of adopting certain accounting standards constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations. These risks and uncertainties include, but are not limited to, fluctuations in and the overall condition of the U.S. economy, stability of costs and availability of sourcing channels, conditions affecting new store development, our ability to implement new technologies and processes, our ability to attract, train and retain highly-qualified associates, unanticipated weather conditions, the impact of competition and the effects of regulatory and litigation matters. You should not place undue reliance on such forward-looking statements as such statements speak only as of the date on which they are made. Additional information concerning these and other risks and uncertainties is contained in our other periodic filings with the Securities and Exchange Commission.

PART I

Item 1. BUSINESS

Introduction

The Home Depot, Inc. ("Home Depot" or the "Company") is the world's largest home improvement retailer and the second largest retailer in the United States, based on net sales for the fiscal year ended February 1, 2004 ("fiscal 2003"). At the end of fiscal 2003, we were operating 1,707 stores. Most of our stores are either Home Depot® stores or EXPO Design Center® stores. A description of each of these types of stores is as follows:

  •
  Home Depot Stores: Home Depot stores sell a wide assortment of building materials, home improvement and lawn and garden products and provide a number of services. Home Depot stores average approximately 107,000 square feet of enclosed space, with an additional approximately 22,000 square feet in the outside garden area. At the end of fiscal 2003, we had 1,635 Home Depot stores located throughout the United States (including the territories of Puerto Rico and the Virgin Islands), Canada and Mexico.

  •
  EXPO Design Center Stores: EXPO Design Center stores sell products and services primarily for home decorating and remodeling projects. Unlike Home Depot stores, EXPO Design Center stores do not sell building materials and lumber. EXPO Design Center stores offer interior design products, such as kitchen and bathroom cabinetry, soft and hard flooring, appliances, window treatments, lighting fixtures and arrange installation services through qualified independent contractors. EXPO Design Center stores average approximately 100,000 square feet of enclosed space. At the end of fiscal 2003, we were operating 54 EXPO Design Center stores in the United States.

In addition to Home Depot and EXPO Design Center stores, we also have two store formats focused on the professional customer called The Home Depot SupplySM store and Home Depot Landscape SupplySM. At the end of fiscal 2003, we were operating five Home Depot Supply stores and 11 Home Depot Landscape Supply stores. We also have two stores located in Texas and Florida called The Home Depot Floor StoreSM that sell primarily flooring products. We currently plan to open a total of 175 stores during fiscal 2004, including Home Depot stores and other formats.

During fiscal 2003, the Company's other businesses included The Home Depot Supply. The Home Depot Supply distributes products and sells installation services primarily to businesses and governments. During fiscal 2003, The Home Depot Supply operated primarily through four subsidiaries, Apex Supply Company, Inc. ("Apex Supply Company"), Home Depot Your "other" Warehouse, LLC ("Your "other" Warehouse"), Maintenance Warehouse/America Corp. ("Maintenance Warehouse") and HD Builder Solutions Group, Inc. ("HD Builder Solutions Group"). Apex Supply Company is a wholesale supplier of plumbing, HVAC, appliances and other related professional products with 26 locations in Florida, Georgia, Indiana, South Carolina and Tennessee. Your "other" Warehouse® is a plumbing, lighting and hardware distributor that focuses on special order fulfillment through its six distribution centers in Georgia, Louisiana, Maryland and Nevada and one call center located in Louisiana. Maintenance Warehouse® supplies maintenance, repair and operations products serving primarily the multi-family housing, hospitality and lodging facilities management market. Maintenance Warehouse® fills orders through its 20 distribution centers, which are located in Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Maryland, Massachusetts, Missouri, Ohio, Texas, Virginia, and Washington. HD Builder Solutions Group, Inc. provides products and arranges installation services for professional homebuilders through 22 locations in Arizona, California, Colorado, Delaware, Florida, Indiana, Kentucky, Maryland, Nevada, New Jersey, Ohio, Pennsylvania, and Virginia. In late fiscal 2003, Apex Supply Company, Maintenance Warehouse and HD Builder Solutions Group began doing business under the brand The Home Depot Supply.

The Home Depot, Inc. is a Delaware corporation that was incorporated in 1978. Our Store Support Center (corporate office) is located at 2455 Paces Ferry Road, N.W., Atlanta, Georgia 30339-4024. The telephone number is (770) 433-8211.

We maintain an internet web site at www.homedepot.com. We make available on the web site, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after filing such material electronically with, or furnishing such material to, the Securities and Exchange Commission.

We have included our web site addresses throughout this filing only as textual references. The information contained on our web sites is not incorporated by reference into this Form 10-K.

Retail Businesses

Home Depot Stores

Operating Strategy.    The operating strategy of Home Depot is to offer a broad assortment of high-quality merchandise and services at competitive prices using highly knowledgeable, service-oriented personnel and strong marketing and credit promotions. We believe that our associates' knowledge of products and home improvement techniques and applications is very important to our marketing approach and our ability to maintain customer satisfaction. We regularly check our competitors' prices to ensure that our prices are competitive within each market.

Customers.    Home Depot stores serve three primary customer groups:

  •
  Do-It-Yourself ("D-I-Y") Customers: These customers are typically homeowners who purchase products and complete their own projects and installations. To complement the expertise of our associates, Home Depot stores offer many D-I-Y "how-to" clinics taught by associates and merchandise vendors.

  •
  Do-It-For-Me ("D-I-F-M") Customers: These customers are typically homeowners who purchase materials themselves and hire third parties to complete the project and/or installation. We arrange for the installation of a variety of Home Depot products through qualified independent contractors.

  •
  Professional Customers: These customers are professional remodelers, general contractors, repairmen and tradesmen. In many stores we offer a variety of programs to these professional customers, including additional delivery and will-call services, dedicated staff, extensive merchandise selections and expanded credit programs, all of which we believe increase sales to this group.

Products.    A typical Home Depot store stocks approximately 40,000 to 50,000 products during the year, including both national brand name and proprietary items. The following table shows the percentage of revenues of each major product group (and related services) for each of the last three fiscal years:

	Percentage of Revenues for Fiscal Year Ended
Product Group	Feb. 1, 2004	Feb. 2, 2003	Feb. 3, 2002
Building materials, lumber and millwork	23.2%	23.1%	23.6%
Plumbing, electrical and kitchen	28.9	28.7	28.1
Hardware and seasonal	27.6	27.4	27.6
Paint, flooring and wall coverings	20.3	20.8	20.7

Total	100.0%	100.0%	100.0%

We buy our store merchandise from vendors located throughout the world. We are not dependent on any single vendor. Most of our merchandise is purchased directly from manufacturers, which eliminates "middleman" costs. We believe that competitive sources of supply are readily available for substantially all of the products we sell in Home Depot stores.

To complement and enhance our product selection, we have formed strategic alliances and exclusive relationships with certain suppliers to market products under a variety of well-recognized brand names. At the end of fiscal year 2003, we offered a number of proprietary and exclusive brands across a wide range of departments including, but not limited to, John Deere® lawn and garden tractors; Thomasville® kitchen and bathroom cabinets; Silestone® countertops; RIDGID® power tools; Behr Premium Plus® paint; Mill's Pride® cabinets; Husky® hand tools; GE SmartWater™ water heaters; Philips® light bulbs; Toro® lawn mowers; Vigoro® lawn care products; GAF® roofing products; Honda® lawn mowers and Lithonia Lighting™ fluorescent lighting products. In the future, we may consider additional strategic alignments with other suppliers and will continue to assess opportunities to expand the range of products available under brand names that are exclusive to The Home Depot.

We maintain a global sourcing merchandise program to source high-quality products directly from overseas manufacturers, which gives our customers a broader selection of innovative products and better value, while enhancing our gross margin. Our product development merchants travel internationally to identify opportunities to purchase items directly for our stores. Additionally, we have opened two sourcing offices located in Shanghai and Shenzhen, China, and have a product development merchant located in Bonn, Germany. These initiatives enable us to improve product features and quality, to import products not currently available to our customers and to offer products at a lower price than would otherwise be available if purchased from third-party importers. We currently source products from more than 500 factories in approximately 40 countries.

Services.    Home Depot stores offer a variety of installation services. These services target the D-I-F-M customer who selects and purchases materials for a project and prefers the Company to arrange for professional installation. We implement our installed sales programs through qualified independent contractors in the U.S. and Canada. These programs include the installation of products that are sold in our stores, such as carpeting, hard flooring, cabinets, water heaters and solid surface countertops, as well as the installation by third-party service providers of products such as generators and furnace and central air systems. In fiscal 2003, we acquired Installed Products U.S.A., a roofing and fencing installed services business, and RMA Home Services, a replacement windows and siding installed services business.

Store-Related Programs.    We continually assess our business to find opportunities to increase customer loyalty, thereby increasing sales. Accordingly, we implemented or expanded a number of in-store initiatives in Home Depot stores and programs aimed at supporting store operations during fiscal 2003, including:

  •
  Professional Business Customer Initiative. We are committed to being the supplier of choice to a variety of professional customers, including remodelers, carpenters, plumbers, painters, electricians, building maintenance professionals and designers. During fiscal 2003, we continued to expand our "Pro" initiative, which adds service-related programs to our stores that are designed to increase sales to professional customers. Stores participating in the program have added associates at a sales desk dedicated to providing more personalized service to professional customers, including managing accounts and taking and filling orders for pick-up or delivery. Additionally, during the hours when professionals typically shop, these stores have assigned sales associates in certain departments to better assist these customers. To better serve our professional customers, we have also increased the available quantities of products typically purchased by professionals in bulk, and we offer certain items in each department packaged in bulk to provide additional savings. While aimed at the professional customer, this program also enables us to better serve our D-I-Y customer with improved customer service, including delivery and will-call services, expanded credit programs and additional merchandise. Through this initiative, we have identified best practices in serving our professional customers that are being implemented in many of our stores without material additional costs. By the end of fiscal 2003, we had expanded the Pro initiative into 1,356 stores, 221 of which were added during the year. We anticipate that during fiscal 2004, we will expand this initiative to approximately 78 additional stores.

  •
  Color Solutions Center. During fiscal 2003, we introduced our Color Solutions Center in all of our Home Depot stores. This initiative combines leading paint brands like Behr®, Glidden®, Disney® and Ralph Lauren® with proprietary paint matching technology in an attractive, easy to shop environment.

  •
  Appliance Sales. During fiscal 2003, we continued the roll-out of our appliance sales program to our stores in the U.S. Through this program we sell appliances manufactured by General Electric®, Maytag® and other leading manufacturers. We display and stock the more popular appliances in our stores and offer the ability to special order approximately 2,000 additional products through computer kiosks located in the stores. Through the computer kiosks we can check inventory and arrange for delivery to the customer directly from the manufacturer as soon as 48 hours after the order is placed. Appliance showrooms were in 1,569 of our stores at the end of fiscal 2003, and we anticipate adding the appliance sales program to an additional 228 stores by the end of fiscal 2004.

  •
  Designplace Initiative. We continued to implement our Designplace® initiative during fiscal 2003, rolling the initiative out to an additional 752 stores and bringing the total to 1,625 stores at the end of fiscal 2003 from 873 stores at the end of fiscal 2002. The initiative offers an enhanced shopping experience to our design and décor customers by providing personalized service from specially-trained associates and enhanced merchandise selection in an attractive setting. We expect to add the Designplace initiative to an additional 172 stores during fiscal 2004.

  •
  Tool Rental Centers. As part of our efforts to satisfy a broad range of the needs of our professional and D-I-Y customers, we offer a tool rental center in certain stores. Under this program, we rent approximately 225 commercial-quality tools in 12 categories, including saws, floor sanders, generators, gas powered lawn equipment and plumbing tools. Customers can rent the tools on an hourly, daily, weekly or monthly basis. Our associates who work in the tool rental center receive special training in the use and maintenance of the tools. At the end of fiscal 2003, we had tool rental centers in 825 stores compared to 601 stores at the end of fiscal 2002. By the end of fiscal 2004, we anticipate having tool rental centers in approximately 1,045 stores. We believe that offering this service increases the sales of related merchandise without reducing the sales of equipment similar to that available for rental.

  •
  Customer Contact Center. Since fiscal 2001, we have had a customer contact center to assist with expediting special orders and managing installation projects. The customer contact center also supports the sale and installation of roofing, siding, windows, water heaters, gutters, fencing and HVAC equipment nationwide. Calls come into the center where customer service representatives assist customers with product selection and scheduling installations. The orders are then fulfilled through our stores or by the third-party service providers. We believe that the customer contact center allows us to provide better customer service, both in our stores and on the phone, while reducing costs.

  •
  Customer Education Programs. We offer several programs to enhance the skills and confidence of our D-I-Y customers. Our associates and vendors teach "how-to" clinics that focus on D-I-Y projects, such as installing garbage disposals, laying patio pavers or building a deck. In addition to the clinics, we offer Home Depot University®, which presents four-week modules allowing our customers to learn about several facets of a home improvement topic. For example, a room enhancement module may provide instruction on paint, wallpaper and window treatments. During fiscal 2003, we introduced national Do-It-Herself Workshops for women that provide instruction on the home improvement projects identified by female customers as most important. Over 180,000 women attended the first four of these workshops. Through The Home Depot's Kids WorkshopSM program, children are instructed in tool safety and complete a small building project, such as a birdhouse or tool box. We believe that these types of educational programs increase our sales by encouraging our customers to undertake more projects, differentiating us from our competition and reinforcing our position as experts in home improvement.

Store Growth

United States. At the end of fiscal 2003, we were operating 1,515 Home Depot stores in the United States, including the territories of Puerto Rico and the Virgin Islands. During fiscal 2003, we opened 145 new Home Depot stores in the U.S. Although these new store openings occurred primarily in existing markets, we continued our geographic expansion by opening stores in a number of new markets.

To increase customer service levels, gain incremental sales and enhance long-term market penetration, we often open new stores near the edge of market areas served by existing stores. While these openings may initially have a negative impact on comparable store sales, we believe this "cannibalization" strategy increases customer satisfaction and our overall market share by reducing delays in shopping, increasing utilization by existing customers and attracting new customers to more convenient locations. At the end of fiscal 2003, we believe that approximately 17% of our stores were cannibalized by certain new stores.

Canada. At the end of fiscal 2003, we were operating 102 Home Depot stores in eight Canadian provinces. Of these stores, 13 were opened during fiscal 2003.

Mexico. At the end of fiscal 2003, we were operating 18 stores in Mexico. Of these stores, six were opened during fiscal 2003.

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

Customers.    Typically, customers at EXPO Design Center stores are middle to upper income D-I-F-M customers, who purchase merchandise for installation by others. Accordingly, we offer installation services through qualified independent contractors for most of the products we sell at these stores. Additionally, our professional customers are generally custom builders, remodelers, designers and architects.

Products and Services.    EXPO Design Center stores offer interior design products and installation services for kitchens, baths and appliances, as well as products for lighting, decorating and storage and organization projects. EXPO Design Center stores offer a broad range of merchandise in an effort to meet the needs of shoppers whose interior design preferences may go beyond the items available in a Home Depot store. While there is minimal overlap between the products offered in Home Depot stores and EXPO Design Center stores, those products available at EXPO Design Center stores represent a more distinctive assortment of merchandise. In addition to nationally advertised brand name products, we also offer items that must be special ordered or that are typically offered only through showrooms.

We have associates at our EXPO Design Center stores to assist with every phase of a project. Certified kitchen and bath designers are on staff, as well as design professionals to help our customers design lighting, tile and flooring, custom upholstery and bedding, custom closets and window treatments. Our project managers ensure that the products are available and then schedule qualified independent contractors to complete the work. We also offer special trade services, such as dedicated outside sales people and designers who specialize in helping professional customers.

Store Growth.    During fiscal 2003, we opened two additional EXPO Design Center stores, each with approximately 90,000 square feet. We currently do not anticipate opening any additional EXPO Design Center stores in fiscal 2004.

Other Businesses

The Home Depot Supply

Apex Supply Company

Apex Supply Company, now doing business under The Home Depot Supply brand, is a wholesale distributor of plumbing, HVAC, appliances and other related products primarily to trade and mechanical contractors. Apex Supply Company employs approximately 540 associates through 26 locations in Florida, Georgia, Indiana, South Carolina and Tennessee.

HD Builder Solutions Group

HD Builder Solutions Group, now doing business under The Home Depot Supply brand, provides builder design centers for professional homebuilders with solutions for flooring, countertops and window treatments. HD Builder Solutions Group has relationships with each of the top 10 homebuilders in the United States, as well as other regional and local homebuilders. Through these operations we manage the complete process, from helping the homebuilder's customer make design choices to scheduling and overseeing the installation of flooring, countertops and window treatments for entire housing developments. HD Builder Solutions Group currently conducts operations from 22 facilities and employs approximately 1,400 associates. In January 2004, HD Builder Solutions Group acquired Creative Touch Interiors, which offers flooring, countertops, window treatments and design services for professional homebuilders in California and Nevada.

Home Depot Landscape Supply

During fiscal 2003, we opened eight Home Depot Landscape Supply stores in Georgia and Texas. Home Depot Landscape Supply locations are designed to extend the reach of Home Depot's garden departments, focusing on the professional landscapers and avid do-it-yourself garden enthusiasts. Each location has a heated/cooled space of about 12,000 square feet, a covered greenhouse and 1 to 3 acres of fenced-in "Pro-Yard." During fiscal 2004, we plan to open four additional stores.

The Home Depot Supply Stores

The Home Depot Supply stores offer personal service to contractors and other professional customers by providing experienced account managers, expanded lumber and building material assortments, greater quantities of merchandise and expanded delivery services. At the end of fiscal 2003, we were operating five of these stores in Arizona, California, Colorado and Texas.

Maintenance Warehouse

Maintenance Warehouse, which is now doing business under The Home Depot Supply brand, is a leading distributor of maintenance, repair and operations supplies to the multi-family housing, hospitality and lodging industries. Through its catalogs, direct mail and field sales representatives, Maintenance Warehouse offers approximately 14,000 items. Maintenance Warehouse, which employs approximately 1,700 people, emphasizes accurate order taking, delivery and personalized service. Orders are typically placed over the telephone, through a field sales representative or through the company's web site at www.mwh.com. Orders are filled through one of Maintenance Warehouse's 20 distribution centers and are shipped for same-day or next-day delivery to customers across the United States.

Your "other" Warehouse

Your "other" Warehouse is a distributor of special order faucet and plumbing fixtures, lighting, fan and hardware products for Home Depot and EXPO Design Center stores and a variety of other third party resellers. Your "other" Warehouse carries over approximately 40,000 products from over 130 vendors, including Kohler®, American Standard® and other major manufacturers. Your "other" Warehouse operates six distribution facilities and a call center and has approximately 680 associates.

Internet

Our primary web site is located at www.homedepot.com. The web site offers an assortment of products available for sale on-line, information about our products and projects, calculators to estimate the amount and kinds of materials needed to complete a project, as well as information about our Company (including store locations and hours of operation) and links to our other on-line businesses. As with our stores, the focus of our web site is on providing information and customer service. We believe our Internet site provides us with an opportunity to build relationships with our customers, educate our customers, improve service, provide convenient shopping from home and increase store sales. Customers may also order select products from www.expo.com, the web site of our EXPO Design Center stores, and obtain information about these stores and the products and services they offer.

Through www.homedepot.com, we offer an assortment of approximately 10,000 items for sale. These items are selected based on their potential for on-line sales and their ability to be delivered via overnight delivery service. Managing product selection and pricing nationally allows us to promote the same product and price to all www.homedepot.com visitors and allows us to leverage certain on-line marketing channels that reach across many or all Home Depot store pricing markets.

During fiscal 2003, we enhanced the content of the web site to describe each of the installation services offered by the Company and added the capability to allow potential customers to conveniently sign up on-line for in-home consultations. We anticipate continuing to improve the quality and quantity of services-related content on the web site.

In fiscal 2003, the web site www.homedepot.ca was launched to service our Canadian customers. The site provides information on The Home Depot, a store locator, as well as a link to www.homedepot.com. The web site is bilingual to service our customers in Canada's two official languages, English and French.

Store Support Services

Information Technologies.    During fiscal 2003, we increased our focus on the information technology needs of our growing business and family of companies. Currently we provide business information through extensive high-speed networks and through an array of approximately 135,000 personal computers, 7,000 servers and 125,000 other network-connected devices. These systems provide store, corporate, financial, merchandising, logistics and other back office function support.

During fiscal 2003, we continued the installation of self-checkout systems and began a total replacement of our POS systems in our stores. We believe these system enhancements provide more efficient customer check-outs and returns. In addition, store managers received new tools for labor planning, staffing, scheduling and workload management to better plan associate hours in order to provide excellent customer service and improve execution of in-store initiatives. We also deployed automated tools to assist our merchants with assortment planning, markdown management and space management. We have also implemented an enterprise-wide data warehouse to capture, manage and report certain information relating to our associates and sales. We believe these investments will provide our merchants and operators with more timely information to make decisions on inventory, orders and pricing.

While our technology investments have been primarily focused on our stores, we are also making technology improvements in our administrative functions. During fiscal 2003, we continued multi-year projects to upgrade our human resources and certain enterprise financial systems. We believe these investments will help us manage and control the growth and increasing complexity of our business, as well as provide more comprehensive management reporting.

Associate Development.    At the end of fiscal 2003, we employed approximately 299,000 associates, of whom approximately 20,600 were salaried, with the remainder compensated on an hourly basis. Approximately 66% of our associates are employed on a full-time basis. We believe that our employee relations are good. To attract and retain qualified personnel, we seek to maintain competitive salary and wage levels in each market area. Store managers have access to information regarding competitive salary rates in their respective markets.

We develop our training programs in a continuing effort to service the needs of our associates. These programs, including mandatory product knowledge training classes, are designed to increase associates' knowledge of merchandising departments and products, and to educate, develop and test the skills of our associates. Because we primarily promote or relocate current associates to serve as managers and assistant managers for new stores, training and assessment of our associates is essential to our growth. Our district managers and store managers typically meet with our human resources managers to discuss the development of assistant managers and certain department heads and consider possible candidates for promotion.

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

Marketing.    We are one of the nation's largest retail advertisers, and we utilize a broad range of mass media and targeted media. We also incorporate major sponsorships into our marketing plan, such as NASCAR®, the U.S. Olympic®team, The Home Depot CenterSM, ESPN Game Day®, CBS® College Football and a number of home and garden shows. We extend our reach and educate our customers through proprietary publications, such as the 1-2-3® home improvement book series and Style IdeasSM magazine.

We execute our marketing campaigns on both a national and local basis. Because our stores are located throughout the United States, Canada and Mexico, we can achieve greater efficiencies than smaller retailers by using national advertising. At the same time, we tailor our advertising locally to respond to market differences, both in terms of products and the competitive environment.

Credit Services.    Home Depot offers credit purchase programs through third-party credit providers to both professional customers and D-I-Y and D-I-F-M customers. In fiscal 2003, 2.6 million new Home Depot credit accounts were opened, bringing the total number of Home Depot account holders to approximately 12 million. Proprietary credit card sales accounted for approximately 24% of store sales at fiscal 2003 year end. We also offer an unsecured Home Improvement Loan that gives our customers the opportunity to finance the purchase of products and services in our stores. We believe that this loan program not only supports large sales, such as kitchen and bath remodels, but also generates incremental sales from our customers.

Intellectual Property.    Through our wholly-owned subsidiary, Homer TLC, Inc., we have registered or applied for registration for a variety of trade names, service marks, trademarks and copyrights for use in our business, including The Home Depot®, EXPO Design Center® stores, Hampton Bay® fans, lighting and accessories, Glacier Bay® toilets, sinks and faucets, Pegasus® faucets and bath accessories, Commercial Electric® lighting fixtures, Workforce® tools, tool boxes and shelving and PremiumCut® lumber. We regard our intellectual property as having significant value and as being an important factor in the marketing of our brand and stores. We are not aware of any facts that could be expected to negatively impact our intellectual property.

Quality Assurance Program.    For our globally-sourced products that we directly import, we have a quality assurance program. Through this program, we have established criteria for vendor or factory and product performance, which measure factors such as product quality, timely shipments and fill rate. The performance record is made available to the factories to allow them to strive for improvement. The quality assurance program has four components:

  •
  we authorize laboratories to test products prior to purchase to ensure compliance with our requirements;

  •
  we develop and document product requirements, based on test results, applicable national and international standards and features determined by our merchants;

  •
  we assess the capability of factories to manufacture quality products that meet the expectations we have developed, as well as to assess their compliance with Home Depot policies; and

  •
  we routinely assess product quality and factory performance by conducting inspections at the factory on shipments to assure continued compliance with our product requirements.

Logistics.    We use several mechanisms to lower distribution costs and increase our efficiencies. Import distribution centers process our globally-sourced merchandise. At the end of fiscal 2003, we had 10 import distribution centers located in the United States and Canada. At the end of fiscal 2003, we also had 30 lumber distribution centers in the United States and Canada to support the lumber demands of our stores and 10 transit facilities. At our transit facilities, we receive merchandise from manufacturers and immediately cross dock it onto trucks for delivery to our stores. We plan to add two transit facilities in fiscal 2004. The transit facility network will provide service to more than 90% of stores in the continental

United States and Mexico by the end of 2004. We also operate other specialty distribution centers for specific merchandise needs. The distribution centers and transit facilities allow us to provide high service levels to our stores at relatively low costs. At the end of fiscal 2003, approximately 40% of the merchandise shipped to our stores was processed through our network of distribution centers and transit facilities. As our networks evolve, we expect to increase the percentage of merchandise processed by our facilities. The remaining merchandise will be shipped directly from our vendors to our stores.

In addition to replenishing merchandise supplies at our stores, we also provide delivery services directly to our customers. We continually assess opportunities to improve our distribution network to better satisfy the needs of our stores and our customers and to lower costs.

Safety.    We are committed to maintaining a safe environment for our customers and associates. Our Safety Department consists of a team of directors and managers in the field focused primarily on education and training, as well as an Atlanta-based team of dedicated safety professionals who evaluate and implement policies and processes Company-wide. Our Safety Department is responsible for managing our safety program, which is implemented in conjunction with store-level associates, store and Division management, and the Human Resources and Merchandising Departments. The primary elements of our safety program are (1) establishment of safety standards and processes for all aspects of store operations and merchandising, (2) effective training of appropriate associates on all applicable standards and (3) monitoring compliance with established safety standards.

Competition.    Our business is highly competitive, based in part on price, store location, customer service and depth of merchandise. In each of the markets we serve, there are a number of other home improvement stores, electrical, plumbing and building materials supply houses and lumber yards. With respect to some products, we also compete with discount stores, local, regional and national hardware stores, mail order firms, warehouse clubs, independent building supply stores and, to a lesser extent, other retailers. In addition to these entities, our EXPO Design Center stores also compete with specialty design stores or showrooms, some of which are only open to interior design professionals. Due to the variety of competition we face, we are unable to precisely measure the impact on our sales by our competitors. We estimate that our share of the U.S. home improvement industry is approximately 11% and we believe that we are an effective and significant competitor in our markets.

Item 2. PROPERTIES

The following tables show locations of the 1,515 Home Depot stores located in the United States and its territories and the 120 stores outside of the United States at the end of fiscal 2003:

U.S. Locations	Number of Stores
Alabama	20
Alaska	3
Arizona	39
Arkansas	7
California	174
Colorado	34
Connecticut	22
Delaware	6
District of Columbia	1
Florida	116
Georgia	60
Hawaii	5
Idaho	9
Illinois	57
Indiana	22
Iowa	7
Kansas	14
Kentucky	13
Louisiana	21
Maine	10
Maryland	35
Massachusetts	36
Michigan	63
Minnesota	28
Mississippi	11
Missouri	26
Montana	6
Nebraska	6
Nevada	14
New Hampshire	15
New Jersey	58
New Mexico	11
New York	83
North Carolina	34
North Dakota	1
Ohio	56
Oklahoma	13
Oregon	16
Pennsylvania	53
Puerto Rico	8
Rhode Island	7
South Carolina	19
South Dakota	1
Tennessee	27
Texas	138
Utah	14
Vermont	3
Virgin Islands	1
Virginia	36
Washington	27
West Virginia	3
Wisconsin	24
Wyoming	2

Total U.S.	1,515
International Locations	Number of Stores
Canada:
Alberta	13
British Columbia	15
Manitoba	4
New Brunswick	1
Nova Scotia	2
Ontario	53
Quebec	12
Saskatchewan	2

Total Canada	102
Mexico:
Baja California	2
Chihuahua	5
Distrito Federal	1
Guanajuato	1
Jalisco	1
Nuevo León	4
San Luis Potosi	1
Sinaloa	1
Sonora	1
State of Mexico	1

Total Mexico	18

The following table shows the number of the EXPO Design Center stores in the U.S. at the end of fiscal 2003:

U.S. Locations	Number of Stores
Arizona	1
California	14
Colorado	1
Florida	5
Georgia	3
Illinois	5
Kansas	1
Maryland	2
Massachusetts	2
Michigan	3
Missouri	1
New Jersey	3
New York	5
Ohio	1
Tennessee	1
Texas	5
Virginia	1

Total EXPO Design Center	54

Additionally, at the end of fiscal 2003, we had 26 Apex Supply Company locations, of which two are located in Florida, 17 are located in Georgia, one is located in Indiana, two are located in South Carolina and four are located in Tennessee; five The Home Depot Supply stores located in California, Arizona, Texas and Colorado; eleven Home Depot Landscape Supply stores located in Georgia and Texas; two The Home Depot Floor Stores locations in Florida and Texas; and seven Your "other" Warehouse locations in Georgia, Louisiana, Maryland and Nevada.

HD Builder Solutions Group conducts its operations through 22 locations in Arizona, California, Colorado, Delaware, Florida, Indiana, Kentucky, Maryland, Nevada, New Jersey, Ohio, Pennsylvania and Virginia. Maintenance Warehouse conducts its operations through 20 distribution centers located in Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Maryland, Massachusetts, Missouri, Ohio, Texas, Virginia and Washington.

Of our 1,707 Home Depot stores, EXPO Design Center stores, Home Depot Landscape Supply stores, The Home Depot Supply stores and The Home Depot Floor Stores, at fiscal 2003 year end approximately 86% were owned (including those owned subject to a ground lease) consisting of approximately 156.6 million square feet, and approximately 14% were leased consisting of approximately 26.0 million square feet. In recent years, we have increased the relative percentage of new stores that are owned. We generally prefer to own stores because of greater operating control and flexibility, generally lower occupancy costs and certain other economic advantages. We believe that at the end of existing lease terms, our current leased space can be either relet or replaced by alternate space for lease or purchase that is readily available.

Our executive, corporate staff and financial offices occupy approximately 1,774,000 square feet of leased and owned space in Atlanta, Georgia. In addition, at the end of fiscal 2003, we occupied an aggregate of approximately 3,576,000 square feet, of which approximately 2,146,000 square feet is owned and approximately 1,430,000 square feet is leased, for divisional store support centers, subsidiary store support centers and subsidiary customer support centers. At the end of fiscal 2003, the primary support centers were located in Orange, California; Washington, D.C.; Tampa, Florida; Atlanta, Georgia; Arlington

Heights, Illinois; Canton, Massachusetts; South Plainfield, New Jersey; Dallas, Texas; Tukwila, Washington; Scarborough, Ontario and Quebec, Canada; Monterrey and Juarez, Mexico; and Shenzhen and Shanghai, China.

At the end of fiscal 2003, we utilized approximately 16,642,000 square feet of warehousing and distribution space, of which approximately 2,067,000 is owned and approximately 14,575,000 is leased.

Item 3. LEGAL PROCEEDINGS

The Company is a party to various legal proceedings arising in the ordinary course of its business, but is not currently a party to any legal proceeding that management believes will have a material adverse effect on our consolidated financial position or our results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since April 19, 1984, our common stock has been listed on the New York Stock Exchange, trading under the symbol "HD." The Company paid its first cash dividend on June 22, 1987, and has paid dividends during each subsequent quarter. Future dividend payments will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors.

The table below sets forth the high and low sales prices of our common stock on the New York Stock Exchange and the quarterly cash dividends declared per share of common stock during the periods indicated.

	Price Range
			Cash Dividends Declared
	High	Low
Fiscal Year 2003
First Quarter Ended May 4, 2003	$28.76	$20.18	$.06
Second Quarter Ended August 3, 2003	$34.72	$27.85	$.07
Third Quarter Ended November 2, 2003	$37.84	$30.10	$.07
Fourth Quarter Ended February 1, 2004	$37.89	$31.93	$.07
Fiscal Year 2002
First Quarter Ended May 5, 2002	$52.28	$45.17	$.05
Second Quarter Ended August 4, 2002	$49.25	$27.15	$.05
Third Quarter Ended November 3, 2002	$34.82	$23.13	$.06
Fourth Quarter Ended February 2, 2003	$29.18	$20.10	$.06

During fiscal 2002 and fiscal 2003, the Company has repurchased shares of its outstanding Common Stock having a value of approximately $3.6 billion pursuant to authorizations to purchase up to $4 billion approved by the Board of Directors. The number and average price of shares purchased in each fiscal month of the fourth quarter of fiscal 2003 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
November 3, 2003 – November 30, 2003	3,011,500	$36.25	98,807,837	$1,000,011,949
December 1, 2003 – December 28, 2003	9,636,290	$34.67	108,444,127	$665,676,635
December 29, 2003 – February 1, 2004	7,200,100	$35.42	115,644,227	$410,426,978

As of March 29, 2004, there were approximately 204,032 record holders of the Company's Common Stock and approximately 2,024,000 individual stockholders holding under nominee security position listings.

During the fourth quarter of fiscal 2003, the Company issued 1,464 deferred stock units under The Home Depot, Inc. Non Employee Directors' Deferred Stock Compensation Plan (the "NED Plan") pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The deferred stock units convert to shares of Common Stock on a one-for-one basis following a termination of service as described in the NED Plan.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The information required by this item is incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition — Selected Consolidated Statements of Earnings Data" in the Company's fiscal 2003 Annual Report, and is also attached in Exhibit 13 hereto.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The information required by this item is incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's fiscal 2003 Annual Report, and is also attached in Exhibit 13 hereto.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition — Quantitative and Qualitative Disclosure about Market Risk" in the Company's fiscal 2003 Annual Report, and is also attached in Exhibit 13 hereto.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated herein by reference to the sections entitled "Consolidated Statements of Earnings," "Consolidated Balance Sheets," "Consolidated Statements of Stockholders' Equity and Comprehensive Income," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and "Independent Auditors' Report" in the Company's fiscal 2003 Annual Report, and is also attached in Exhibit 13 hereto.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

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

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective.

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) during the fiscal quarter ended February 1, 2004 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the Board of Directors of the Company, the members of the Company's Audit Committee, the Company's Audit Committee Financial Expert, the Company's Code of Ethics and compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated herein by reference to the sections entitled "Election of Directors and Director Biographies," "Board of Directors Information" and "General — Compliance with Section 16(a) Beneficial Ownership Reporting Requirements," in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 2004 (the "Proxy Statement"). The Company intends to file the Proxy Statement within 120 days after the end of its fiscal year.

Executive Officers

Executive officers of The Home Depot are elected by, and serve at the pleasure of, the Board of Directors. At the end of fiscal 2003, the Executive Officers of the Company were as follows:

ROBERT L. NARDELLI, age 55, has been President and Chief Executive Officer since December 2000 and Chairman since January 1, 2002. Prior thereto, Mr. Nardelli served as President and Chief Executive Officer of GE Power Systems, a division of General Electric Company, since 1995. Mr. Nardelli also serves as a director of The Coca-Cola Company.

FRANCIS S. BLAKE, age 54, has been Executive Vice President — Business Development and Corporate Operations since March 2002. He was formerly the Deputy Secretary of Energy from May 2001 until March 2002. From June 2000 until May 2001 he was a Senior Vice President at General Electric Company and was Vice President of GE Power Systems, a division of General Electric Company, from February 1996 until June 2000.

JOHN H. COSTELLO, age 56, has been Executive Vice President — Merchandising and Marketing since August 2003. He previously served as Executive Vice President — Chief Marketing Officer from

November 2002 to August 2003. He was formerly an advisor to and Chief Global Marketing Officer for Yahoo! from September 2001 until November 2002. From September 1999 until August 2001 he was the Chief Executive Officer of MVP.com. He was President of AutoNation from December 1998 until August 1999 and Senior Executive Vice President of Sears from April 1993 until December 1998. Mr. Costello currently serves as a director of The Bombay Company, and was previously a director of Sears Canada.

ROBERT P. DeRODES, age 53, has been Executive Vice President — Chief Information Officer since February 2002. He previously served as President and Chief Executive Officer of Delta Technology, Inc. and Chief Information Officer for Delta Airlines, Inc. from September 1999 until February 2002. From February 1995 to September 1999, he served as Senior Technology Officer at Citibank for the Card Products Group. From February 1993 to February 1995 he was President, Sabre Development Services for the Sabre Group, a subsidiary of American Airlines. From November 1983 to February 1993 he held various executive positions with United Service Automobile Association (USAA).

DENNIS M. DONOVAN, age 55, has been Executive Vice President — Human Resources since April 2001. From October 1998 until that time he served as Senior Vice President — Human Resources of Raytheon Company, and from February 1986 until September 1998 he served as Vice President — Human Resources of GE Power Systems, a division of General Electric Company.

FRANK L. FERNANDEZ, age 53, has been Executive Vice President — Corporate Secretary & General Counsel since April 2001. From 1990 until that time he was managing partner at the law firm of Fernandez, Burstein, Tuczinski and Collura, P.C..

BRUCE A. MERINO, age 50, has been the West Coast Division President since May 2000. From October 1996 through May 2000 he served as Merchandising Vice President.

WILLIAM E. PATTERSON, age 57, has been the Central Division President since December 2002. From September 2002 until December 2002 he served as Midwest Division President, and from July 2001 to September 2002 he served as Northwest Division President. Mr. Patterson served as a Regional Vice President from July 2000 until July 2001 and as Senior Vice President-International New Business Development from September 1999 until June 2000. From March 1996 until May 1999 he was President and Chief Executive Officer of Grupo Salinas/Rocha.

TROY A. RICE, age 40, has been Senior Vice President — Operations since August 2002. He was previously President of the Northwest Division from August 2001 until August 2002. From July 1999 until August 2001 he was a Regional Vice President. From August 1996 to July 1999 he was a District Manager.

THOMAS V. TAYLOR, age 38, has been Eastern Division President since January 2002. Prior thereto he served as Senior Vice President — Pro Business from May 2001 until January 2002. From November 1999 until May 2001 he served as Northwest Division President. Mr. Taylor was the Northwest Merchandising Vice President from June 1999 through November 1999 and Regional Vice President in the Southwest Division from September 1996 until June 1999.

CAROL B. TOMÉ, age 47, has been Executive Vice President and Chief Financial Officer since May 2001, and prior thereto had been Senior Vice President — Finance and Accounting/Treasurer since February 2000. From 1995 until 2000, she served as Vice President and Treasurer. From 1992 until 1995, when she joined The Home Depot, Ms. Tomé was Vice President and Treasurer of Riverwood International Corporation. Ms. Tomé serves as a director of United Parcel Service, Inc.

ANNETTE M. VERSCHUREN, age 47, has been Canadian Division and EXPO Design Center President since February 2003. From March 1996 until February 2003 she served as President for Home Depot Canada.

Item 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections entitled "Executive Compensation," "Compensation Committee Report," "Board of Directors Information" and "General — Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the sections entitled "Beneficial Ownership of Common Stock" and "Executive Compensation" in the Company's Proxy Statement.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the sections entitled "Executive Compensation" and "General-Insider Transactions" in the Company's Proxy Statement.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the sections entitled "Audit Committee Report and Fees Paid to Independent Auditors" in the Company's Proxy Statement.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  1.  Financial Statements

The following financial statements are incorporated by reference from our fiscal 2003 Annual Report, as provided in Item 8 hereof:

  –
  Consolidated Statements of Earnings for the fiscal years ended February 1, 2004, February 2, 2003 and February 3, 2002;

  –
  Consolidated Balance Sheets as of February 1, 2004 and February 2, 2003;

  –
  Consolidated Statements of Stockholders' Equity and Comprehensive Income for the fiscal years ended February 1, 2004, February 2, 2003 and February 3, 2002;

  –
  Consolidated Statements of Cash Flows for the fiscal years ended February 1, 2004, February 2, 2003 and February 3, 2002;

  –
  Notes to Consolidated Financial Statements, and

  –
  Independent Auditors' Report.

  2.  Financial Statement Schedules

All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

  3.  Exhibits

Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the Securities and Exchange Commission, as indicated by the references in brackets.

*3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc., as amended. [Form 10-Q for the fiscal quarter ended August 4, 2002, Exhibit 3.1]
*3.2	By-laws, as amended and restated. [Form 10-Q for the fiscal quarter ended August 3, 2003, Exhibit 3.2]
*4.1	Indenture dated as of April 12, 2001 between The Home Depot, Inc. and The Bank of New York. [Form S-4 (File No. 333-61548) filed May 24, 2001, Exhibit 4.1]
*4.2	Form of 5-3/8% Note due April 1, 2006 [Form 10-K for the fiscal year ended February 3, 2002, Exhibit 4.2]
*10.1
Credit Agreement dated September 17, 1999 (the "Credit Agreement") by and among The Home Depot, Inc., Bank of America, N.A., as Administrative Agent, Wachovia Bank, N.A., as Syndication Agent, First Union National Bank and The Bank of New York, as Co-Documentation Agents, and banks party thereto. [Form 10-Q for the fiscal quarter ended October 31, 1999, Exhibit 10.1]
*10.2	†The Home Depot, Inc. Amended and Restated Employee Stock Purchase Plan, as amended and restated effective July 1, 2003. [Form 10-Q for the fiscal quarter ended November 2, 2003, Exhibit 10.1]
*10.3	†Senior Officers' Bonus Pool Plan, as amended. [Appendix A to Registrant's Proxy Statement for the Annual Meeting of Stockholders held May 26, 1999]
*10.4	†Executive Officers' Bonus Plan. [Appendix B to Registrant's Proxy Statement for the Annual Meeting of Stockholders held May 27, 1998]
*10.5	†The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan. [Form 10-Q for the quarter ended August 4, 2002, Exhibit 10.1]
*10.6	†The Home Depot FutureBuilder Restoration Plan. [Form 10-K for the fiscal year ended February 3, 2002, Exhibit 10.10]
*10.7
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
*10.8
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
*10.9	†Supplemental Executive Choice Program, effective January 1, 1999. [Form 10-K for the fiscal year ended February 3, 2002, Exhibit 10.15]
*10.10	†Employment Agreement between Robert L. Nardelli and The Home Depot, Inc. dated as of December 4, 2000. [Form 10-Q for the quarter ended October 28, 2001, Exhibit 10.1]
*10.11	†Promissory Note between Robert L. Nardelli and The Home Depot, Inc. dated as of December 4, 2000. [Form 10-K for the year ended January 28, 2001, Exhibit 10.18]

*10.12	†Deferred Stock Units Plan and Agreement between Robert L. Nardelli and The Home Depot, Inc., effective as of September 17, 2001. [Form 10-Q for the quarter ended October 28, 2001, Exhibit 10.2]
*10.13
Commercial Paper Dealer Agreement between Credit Suisse First Boston Corporation, as Dealer, and The Home Depot, Inc. dated as of January 24, 2001. [Form 10-K for the year ended January 28, 2001, Exhibit 10.19]
*10.14	†Non-Qualified Stock Option and Deferred Stock Unit Plan and Agreement dated as of December 4, 2000. [Form 10-K for the year ended January 28, 2001, Exhibit 10.20]
*10.15	†Agreement between Bernard Marcus and The Home Depot, Inc. dated as of February 22, 2001. [Form 10-K for the year ended January 28, 2001, Exhibit 10.21]
*10.16	†Employment Agreement between Dennis M. Donovan and The Home Depot, Inc. dated March 16, 2001. [Form S-4 (File No. 333-61548) filed May 24, 2001, Exhibit 10.1]
*10.17	†Employment Agreement between Frank L. Fernandez and The Home Depot, Inc. dated April 2, 2001. [Form S-4 (File No. 333-61548) filed May 24, 2001, Exhibit 10.2]
*10.18	†Deferred Stock Units Plan and Agreement between Frank L. Fernandez and The Home Depot, Inc. dated April 2, 2001. [Form S-4 (File No. 333-61548) filed May 24, 2001, Exhibit 10.3]
*10.19	†Deferred Stock Units Plan and Agreement between Dennis M. Donovan and The Home Depot, Inc. dated as of May 31, 2001. [Form 10-K for the fiscal year ended February 3, 2002, Exhibit 10.25]
*10.20	†Promissory Note between Dennis M. Donovan and The Home Depot, Inc. dated June 7, 2001. [Form 10-K for the fiscal year ended February 3, 2002, Exhibit 10.26]
*10.21	†Promissory Note between Frank L. Fernandez and The Home Depot, Inc. dated June 18, 2001. [Form 10-K for the fiscal year ended February 3, 2002, Exhibit 10.27]
*10.22	†Employment Agreement between Frank Blake and The Home Depot, Inc., effective as of March 9, 2002. [Form 10-Q for the quarter ended November 3, 2002, Exhibit 10.1]
*10.23	†Employment Agreement between Robert DeRodes and The Home Depot, Inc., effective as of February 7, 2002. [Form 10-Q for the quarter ended November 3, 2002, Exhibit 10.2]
*10.24	†Employment Agreement between John Costello and The Home Depot, Inc., effective as of September 28, 2002. [Form 10-Q for the quarter ended November 3, 2002, Exhibit 10.3]
*10.25	†Separation Agreement and Release between Larry M. Mercer and The Home Depot, Inc., effective as of October 7, 2002. [Form 10-Q for the quarter ended November 3, 2002, Exhibit 10.4]
*10.26	†Non-Competition Agreement between Home Depot U.S.A., Inc. and Carol Tomé dated as of March 24, 2003. [Form 10-K for the fiscal year ended February 3, 2002, Exhibit 10.30]
*10.27	†Separation Agreement and Release between Home Depot U.S.A., Inc. and Dennis J. Carey, effective as of August 21, 2002. [Form 10-K for the fiscal year ended February 3, 2002, Exhibit 10.31]
*10.28	†Consulting Agreement between Home Depot U.S.A., Inc. and Dennis J. Carey, effective as of August 14, 2002. [Form 10-K for the fiscal year ended February 3, 2002, Exhibit 10.32]
*10.29	Commercial Paper Dealer Agreement between Home Depot U.S.A., Inc. and Chase Securities, Inc. dated as of April 19, 2001. [Form 10-K for the fiscal year ended February 3, 2002, Exhibit 10.33]

*10.30	†Maintenance Warehouse FutureBuilder. [Form 10-K for the fiscal year ended February 3, 2002, Exhibit 10.34]
*10.31	†The Home Depot FutureBuilder for Puerto Rico. [Form 10-K for the fiscal year ended February 3, 2002, Exhibit 10.35]
*10.32	†The Home Depot, Inc. Non-U.S. Employee Stock Purchase Plan. [Form 10-K for the fiscal year ended February 3, 2002, Exhibit 10.36]
*10.33	†The Home Depot, Inc. Non-Employee Director's Deferred Stock Compensation Plan. [Form 10-K for the fiscal year ended February 3, 2002, Exhibit 10.37]
*10.34	†Home Depot U.S.A., Inc. Deferred Compensation Plan for Officers. [Form 10-K for the fiscal year ended February 3, 2002, Exhibit 10.38]
*10.35	†The Home Depot Executive Life Insurance, Death Benefit Only Plan. [Form 10-K for the fiscal year ended February 3, 2002, Exhibit 10.39]
*10.36	†The Home Depot Executive Physical Program. [Form 10-K for the fiscal year ended February 3, 2002, Exhibit 10.40]
*10.37	†The Home Depot Management Incentive Plan. [Appendix A to Registrants' Proxy Statement for the Annual Meeting of Stockholders on May 30, 2003]
*10.38	†The Home Depot Long-Term Incentive Plan. [Form 10-K for the fiscal year ended February 3, 2002, Exhibit 10.42]
*10.39	†Amendment to Employment Agreement between Home Depot, U.S.A., Inc. and John Costello dated July 24, 2003. [Form 10-Q for the Quarter Ended August 3, 2003, Exhibit 10.1]
*10.40	†Restricted Stock Exchange Agreement dated as of August 21, 2003 between The Home Depot, Inc. and Robert L. Nardelli. [Form 10-Q for the Quarter Ended August 3, 2003, Exhibit 10.2]
10.41	†Promissory Note between William (Bill) Patterson and Home Depot U.S.A., Inc. dated October 29, 2001.
13	Portions of the Company's fiscal 2003 Annual Report that are specifically designated as being incorporated by reference in this Form 10-K.
21	List of Subsidiaries of the Company.
23	Consent of Independent Auditors.
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(a) of this report.

(b)
Reports on Form 8-K

The Company filed a Current Report on Form 8-K on November 18, 2003 furnishing a press release announcing financial results for the quarter ended November 2, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HOME DEPOT, INC.
By:	/s/ Robert L. Nardelli (Robert L. Nardelli, Chairman, President & CEO)
Date: March 26, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, The Home Depot, Inc., and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert L. Nardelli (Robert L. Nardelli)	Chairman, President & CEO (Principal Executive Officer)	March 26, 2004
/s/ Carol B. Tomé (Carol B. Tomé)	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 29, 2004
/s/ Gregory D. Brenneman (Gregory D. Brenneman)	Director	March 31, 2004
/s/ Richard H. Brown (Richard H. Brown)	Director	April 4, 2004
/s/ John L. Clendenin (John L. Clendenin)	Director	March 31, 2004
/s/ Berry R. Cox (Berry R. Cox)	Director	March 31, 2004
/s/ William S. Davila (William S. Davila)	Director	April 6, 2004

/s/ Claudio X. González (Claudio X. González)	Director	March 30, 2004
/s/ Richard A. Grasso Richard A. Grasso	Director	March 30, 2004
/s/ Milledge A. Hart, III (Milledge A. Hart, III)	Director	March 30, 2004
/s/ Bonnie G. Hill (Bonnie G. Hill)	Director	March 30, 2004
/s/ Kenneth G. Langone (Kenneth G. Langone)	Director	March 31, 2004
/s/ Roger S. Penske (Roger S. Penske)	Director	April 5, 2004

INDEX OF ATTACHED EXHIBITS

10.41	†Promissory Note between William (Bill) Patterson and Home Depot U.S.A., Inc. dated October 29, 2001.
13	Portions of the Company's fiscal 2003 Annual Report that are specifically designated as being incorporated by reference in this Form 10-K.
21	List of Subsidiaries of the Company.
23	Consent of Independent Auditors.
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(a) of this report.

QuickLinks

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
PART I
  Item 1. BUSINESS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  Item 9A. CONTROLS AND PROCEDURES
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
  INDEX OF ATTACHED EXHIBITS