Form 10-Q
period 2004-05-02
HOME DEPOT INC
filed 2004-06-04
CIK 354950

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2004
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

$.05 par value 2,222,772,401 Shares, as of May 27, 2004

THE HOME DEPOT, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

		Page
Part I. Financial Information
Item 1.	Financial Statements
	CONSOLIDATED STATEMENTS OF EARNINGS— Three Months Ended May 2, 2004 and May 4, 2003	3
	CONSOLIDATED BALANCE SHEETS— As of May 2, 2004 and February 1, 2004	4
	CONSOLIDATED STATEMENTS OF CASH FLOWS— Three Months Ended May 2, 2004 and May 4, 2003	5
	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME— Three Months Ended May 2, 2004 and May 4, 2003	6
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	7 - 8
	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	9
Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition	10 - 16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16
Item 4.	Controls and Procedures	16
Part II. Other Information:
Item 2.	Changes in Securities	17
Item 4.	Submission of Matters to a Vote of Security Holders	17 - 18
Item 6.	Exhibits and Reports on Form 8-K	19
Signatures		20
Index to Exhibits		21

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

(In Millions, Except Per Share Data)

	Three Months Ended
	May 2, 2004	May 4, 2003
NET SALES	$17,550	$15,104
Cost of Merchandise Sold	11,782	10,275

GROSS PROFIT	5,768	4,829
Operating Expenses:
Selling and Store Operating	3,726	3,110
General and Administrative	296	271

Total Operating Expenses	4,022	3,381
OPERATING INCOME	1,746	1,448
Interest Income (Expense):
Interest and Investment Income	10	12
Interest Expense	(14)	(18)

Interest, net	(4)	(6)

EARNINGS BEFORE PROVISION FOR INCOME TAXES	1,742	1,442
Provision for Income Taxes	644	535

NET EARNINGS	$1,098	$907

Weighted Average Common Shares	2,242	2,292
BASIC EARNINGS PER SHARE	$0.49	$0.40

Diluted Weighted Average Common Shares	2,250	2,297
DILUTED EARNINGS PER SHARE	$0.49	$0.39

Dividends Declared Per Share	$0.085	$0.06

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In Millions, Except Per Share Data)

	May 2, 2004	February 1, 2004
ASSETS
Current Assets:
Cash and Cash Equivalents	$4,298	$2,826
Short-Term Investments	2	26
Receivables, net	1,502	1,097
Merchandise Inventories	10,110	9,076
Other Current Assets	377	303

Total Current Assets	16,289	13,328

Property and Equipment, at cost	25,121	24,594
Less Accumulated Depreciation and Amortization	4,770	4,531

Net Property and Equipment	20,351	20,063

Notes Receivable	372	84
Cost in Excess of the Fair Value of Net Assets Acquired	824	833
Other Assets	112	129

Total Assets	$37,948	$34,437

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$7,368	$5,159
Accrued Salaries and Related Expenses	943	801
Sales Taxes Payable	502	419
Deferred Revenue	1,428	1,281
Income Taxes Payable	564	175
Current Installments of Long-Term Debt	509	509
Other Accrued Expenses	1,398	1,210

Total Current Liabilities	12,712	9,554
Long-Term Debt, excluding current installments	1,126	856
Deferred Income Taxes	1,089	967
Other Long-Term Liabilities	599	653
STOCKHOLDERS' EQUITY
Common Stock, par value $0.05, authorized: 10,000 shares, issued and outstanding 2,376 shares at May 2, 2004 and 2,373 shares at February 1, 2004	119	119
Paid-In Capital	6,270	6,184
Retained Earnings	20,621	19,680
Accumulated Other Comprehensive Income	32	90
Unearned Compensation	(98)	(76)
Treasury Stock at cost, 141 shares at May 2, 2004 and 116 shares at February 1, 2004	(4,522)	(3,590)

Total Stockholders' Equity	22,422	22,407

Total Liabilities and Stockholders' Equity	$37,948	$34,437

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In Millions)

	Three Months Ended
	May 2, 2004	May 4, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$1,098	$907
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	312	248
Increase in Receivables, net	(407)	(306)
Increase in Merchandise Inventories	(1,049)	(904)
Increase in Accounts Payable and Accrued Expenses	2,534	2,071
Increase in Deferred Revenue	147	285
Increase in Income Taxes Payable	397	468
Increase in Deferred Income Taxes	122	—
Other	(12)	2

Net Cash Provided by Operating Activities	3,142	2,771

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures	(680)	(756)
Proceeds from Sales of Property and Equipment	33	142
Purchases of Investments	(2)	(74)
Proceeds from Maturities of Investments	36	113

Net Cash Used in Investing Activities	(613)	(575)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of Long-Term Debt	(2)	(4)
Proceeds from Sale of Common Stock, net	29	12
Repurchase of Common Stock	(916)	—
Cash Dividends Paid to Stockholders	(157)	(138)

Net Cash Used in Financing Activities	(1,046)	(130)

Increase in Cash and Cash Equivalents from Operations	1,483	2,066
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(11)	10
Cash and Cash Equivalents at Beginning of Period	2,826	2,188

Cash and Cash Equivalents at End of Period	$4,298	$4,264

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(In Millions)

	Three Months Ended
	May 2, 2004	May 4, 2003
Net Earnings	$1,098	$907
Other Comprehensive Income(1):
Foreign Currency Translation Adjustments	(58)	83

Total Other Comprehensive Income	(58)	83

Comprehensive Income	$1,040	$990

(1)
Components of comprehensive income are reported net of related taxes.

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation—The accompanying Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 1, 2004, as filed with the Securities and Exchange Commission (File No. 1-8207).

        Stock-Based Compensation—Effective February 3, 2003, the Company adopted the fair value method of recording stock-based compensation expense in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company selected the prospective method of adoption as described in SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" and accordingly stock-based compensation expense was recognized for stock options granted, modified or settled and expense related to the Employee Stock Purchase Plan ("ESPP") after the beginning of fiscal 2003. The fair value of stock options and ESPP as determined on the date of grant using the Black-Scholes option-pricing model is being expensed over the vesting period of the related stock options and ESPP.

        The following table illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to all stock-based compensation in each period (amounts in millions, except per share data):

	Three Months Ended
	May 2, 2004	May 4, 2003
Net earnings, as reported	$1,098	$907
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	17	4
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(60)	(63)

Pro forma net earnings	$1,055	$848

Earnings per share:
Basic—as reported	$0.49	$0.40
Basic—pro forma	$0.47	$0.37
Diluted—as reported	$0.49	$0.39
Diluted—pro forma	$0.47	$0.37

Service Revenues

        Net sales include service revenues generated through a variety of installation and home maintenance programs. In these programs, the customer selects and purchases materials for a project and the Company provides or arranges professional installation. Under certain programs, when the Company provides the installation of a project and the subcontractor provides material as part of the installation, both the material and labor are included in service revenues. The Company recognizes this revenue when the service for the customer is completed. All payments received prior to the completion of services are recorded as deferred revenue in the accompanying Consolidated Balance Sheets. Net service revenues, including the impact of deferred revenue, were $799 million and $562 million for the three months ended May 2, 2004 and May 4, 2003, respectively.

Valuation Reserves

        As of the end of the first quarter of fiscal 2004, the valuation allowances for merchandise inventories and uncollectible accounts receivable were not material.

2.     BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES

        The reconciliation of basic to diluted weighted average common shares for the three months ended May 2, 2004 and May 4, 2003 was as follows (amounts in millions):

	Three Months Ended
	May 2, 2004	May 4, 2003
Weighted average common shares	2,242	2,292
Effect of potentially dilutive securities:
Stock Plans	8	5

Diluted weighted average common shares	2,250	2,297

        Stock plans include shares granted under the Company's ESPP's and stock incentive plans, as well as shares issued for deferred compensation stock plans. Options to purchase 64.5 million and 88.4 million shares of common stock at May 2, 2004 and May 4, 2003, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

3.     CONSOLIDATION OF VARIABLE INTEREST ENTITY

        In the first quarter of fiscal 2004, the Company adopted FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires consolidation of a variable interest entity if a company's variable interest absorbs a majority of the entity's expected losses or receives a majority of the entity's expected residual returns, or both.

        The Company leases assets totaling $282 million under an off-balance sheet operating lease agreement that was created under a structured financing arrangement involving two special purpose entities. The Company financed a portion of its new stores, as well as, a distribution center and two office buildings under the aforementioned structured financing arrangement. In accordance with FIN 46, the Company was required to consolidate one of the special purpose entities that, before the effective date of FIN 46, met the requirements for non-consolidation. The second special purpose entity that owns the aforementioned assets is not owned by or affiliated with the Company, its management or its officers and pursuant to FIN 46, the Company was not deemed to have a variable interest so therefore, was not required to consolidate this entity.

        FIN 46 requires the Company to measure the assets and liabilities at their carrying amounts, which amounts would have been recorded if FIN 46 had been effective at the inception of the transaction. Accordingly, during the first quarter of 2004, the Company recorded long-term debt of $282 million and long-term notes receivable of $282 million on the Consolidated Balance Sheet. The Company also recorded the interest expense and interest income on the long-term debt and notes receivable, respectively, with no resulting net impact to the Company's net earnings. The Company continues to record the rental payments under the operating lease agreements as selling and store operating expenses in the Consolidated Statements of Earnings. The adoption of FIN 46 had no economic impact on the Company.

THE HOME DEPOT, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
The Home Depot, Inc.:

        We have reviewed the accompanying Consolidated Balance Sheet of The Home Depot, Inc. and subsidiaries as of May 2, 2004, and the Consolidated Statements of Earnings, Comprehensive Income and Cash Flows for the three-month period ended May 2, 2004. These Consolidated Financial Statements are the responsibility of the Company's management.

        We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

        Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

        We previously audited, in accordance with standards established by the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of The Home Depot, Inc. and subsidiaries as of February 1, 2004, and the related Consolidated Statements of Earnings, Stockholders' Equity and Comprehensive Income, and Cash Flows for each of the years in the three-year period then ended (not presented herein); and in our report dated February 23, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Consolidated Balance Sheet as of February 1, 2004, is fairly presented, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.

/s/ KPMG LLP KPMG LLP Atlanta, Georgia

May 17, 2004

THE HOME DEPOT, INC. AND SUBSIDIARIES

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SELECTED CONSOLIDATED STATEMENTS OF EARNINGS DATA AND EXECUTIVE SUMMARY

        We reported net earnings of $1.1 billion and diluted earnings per share of $0.49, up 25.6%, for the first quarter of fiscal 2004 compared to net earnings of $907 million and diluted earnings per share of $0.39 for the first quarter of fiscal 2003. Excluding the impact of the adoption of Emerging Issues Task Force 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16") as discussed in detail in the following section, "Impact of the Adoption of EITF 02-16", diluted earnings per share would have been $0.52, or 33.3% higher than last year. Net sales for the first quarter of fiscal 2004 increased 16.2% over the first quarter of fiscal 2003 to $17.6 billion. Our growth in net sales for the first quarter of fiscal 2004 was driven by an increase in comparable store sales of 7.7% and sales from stores that have been open for less than one year. Our average ticket of $55.11 for the first quarter of fiscal 2004 was the highest in our company history and increased in all of our selling departments.

        Our financial condition remains strong as evidenced by our $4.3 billion in cash and short-term investments at May 2, 2004. At the end of the first quarter of fiscal 2004 our debt-to-equity ratio remains the lowest in our industry at 7.3%. Our return on invested capital (computed on beginning long-term debt and equity for the trailing four quarters) was 20.4% for the first quarter of fiscal 2004 compared to 18.2% for the first quarter of fiscal 2003, a 220 basis point improvement. During the first quarter of fiscal 2004, we opened 33 new stores and at May 2, 2004, we operated 1,740 stores compared to 1,568 at the end of the first quarter of fiscal 2003.

        We believe the selected sales data, the percentage relationship between net sales and major categories in the Consolidated Statements of Earnings and the percentage change in the dollar amounts of each of the items presented below is important in evaluating the performance of our business operations. We operate in one business segment and believe the information presented in our

Management's Discussion and Analysis of Results of Operations and Financial Condition provides an understanding of our business segment, our operations and our financial condition.

	% of Net Sales		% Increase (Decrease) in Dollar Amounts
	Three Months Ended
	May 2, 2004	May 4, 2003	2004 vs. 2003
NET SALES	100.0%	100.0%	16.2%
GROSS PROFIT	32.9	32.0	19.4
Operating Expenses:
Selling and Store Operating	21.2	20.6	19.8
General and Administrative	1.7	1.8	9.2

Total Operating Expenses	22.9	22.4	19.0

OPERATING INCOME	10.0	9.6	20.6
Interest Income (Expense):
Interest and Investment Income	0.1	0.1	(16.7)
Interest Expense	(0.1)	(0.1)	(22.2)

Interest, net	0.0	0.0	(33.3)

EARNINGS BEFORE PROVISION FOR INCOME TAXES	10.0	9.6	20.8
Provision for Income Taxes	3.7	3.6	20.4

NET EARNINGS	6.3%	6.0%	21.1%

SELECTED SALES DATA
Number of Customer Transactions (in millions)(1)	316	296	6.8%
Average Ticket(1)	$55.11	$51.29	7.4
Weighted Average Weekly Sales Per Operating Store (000's)(1)	$775	$753	2.9
Weighted Average Sales per Square Foot(1)	$377	$363	3.9
Comparable Store Sales Increase (Decrease) (%)(2)	7.7%	(1.6)%	N/A

(1)
Excludes all subsidiaries operating under The Home Depot Supply brand (Apex Supply Company, HD Supply Inc., Your "other" Warehouse and HD Builder Solutions Group) since their inclusion may cause distortion of the data presented due to operational differences from our retail stores. The total number of the excluded locations and their total square footage are immaterial to our total number of locations and total square footage.

(2)
Includes net sales at locations open greater than 12 months and net sales of all of the subsidiaries of The Home Depot, Inc. Stores and subsidiaries become comparable on the Monday following the 365th day of operation.

IMPACT OF THE ADOPTION OF EITF 02-16

        In January 2004, the Company adopted EITF 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," which states that certain cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be recorded as a reduction of cost of merchandise sold when recognized in the Consolidated Statements of Earnings. The Company receives consideration in the form of advertising co-op allowances that pursuant to EITF 02-16 must be characterized as a reduction of cost of merchandise sold. Prior to the adoption of EITF 02-16 these advertising co-op allowances were offset against advertising expense and resulted in a reduction of selling and store operating expenses. The adoption of EITF 02-16 had no economic impact on the Company.

        The impact of the adoption of EITF 02-16 in the first quarter resulted in a reduction of cost of merchandise sold of $155 million, an increase in selling and store operating expenses of $280 million and a reduction of net earnings of $78 million. The impact on our diluted earnings per share was a decrease of $0.03. We estimate that the impact on our diluted earnings per share for the full fiscal year 2004 will be a decrease of $0.05 per share. We expect to recognize the remaining $0.02 per share over the next two quarters of fiscal 2004.

        The following table reconciles our actual results recorded pursuant to generally accepted accounting principles with the results adjusted to exclude the impact of the adoption of EITF 02-16. The table includes only those line items in the Consolidated Statements of Earnings impacted by the adoption of EITF 02-16. We believe that excluding the impact of EITF 02-16 allows for comparability of our results between periods in order to measure our operating performance. This measure is intended only as supplemental information, and it is not a substitute for net earnings or diluted earnings per share calculated in accordance with generally accepted accounting principles (amounts in millions, except per share data).

	For Three Months Ended
	As Reported May 2, 2004	Impact of EITF 02-16	As Adjusted May 2, 2004	As Reported May 4, 2003	% Increase (Decrease)
Cost of Merchandise Sold	$11,782	$(155)	$11,937	$10,275	16.2%
Gross Profit	5,768	155	5,613	4,829	16.2
Selling and Store Operating Expenses	3,726	280	3,446	3,110	10.8
Operating Income	1,746	(125)	1,871	1,448	29.2
Provision for Income Taxes	644	(47)	691	535	29.2
Net Earnings	1,098	(78)	1,176	907	29.7
Diluted Earnings per Share	$0.49	$(0.03)	$0.52	$0.39	33.3%

FORWARD-LOOKING STATEMENTS

        Certain statements of The Home Depot's expectations herein, including but not limited to statements regarding our estimates and expections for sales and earnings growth, new store openings, impact of cannibalization, implementation of store initiatives, net earnings performance, the effect of adopting certain accounting standards, the impact of acquisitions, future cash balances and capital expenditures constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations. These risks and uncertainties include, but are not limited to, fluctuations in and the overall condition of the U.S. economy, stability of costs and availability of sourcing channels, conditions affecting new store development, our ability to integrate the businesses we acquire, our ability to implement new technologies and processes, our ability to attract, train and retain highly-qualified associates, unanticipated weather conditions, the impact of competition, and regulatory and litigation matters. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made. Additional information regarding these and other risks and uncertainties is contained in our periodic filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

        Net sales for the first quarter of fiscal 2004 increased 16.2% to $17.6 billion from $15.1 billion for the first quarter of fiscal 2003. Net sales growth was driven by an increase in comparable store sales of 7.7% and sales from stores open for less than one year. We plan to open a total of 185 new stores during fiscal 2004 and expect sales growth of 10% to 12% driven by comparable store sales, new store openings and stores opened during fiscal 2003.

        The increase in comparable store sales for the first quarter of fiscal 2004 reflects a number of factors. Comparable store sales for the first quarter of fiscal 2004 were positive in 10 of the 11 selling departments and average ticket increased in all selling departments. Our average ticket increased 7.4% to $55.11. Lumber was a particularly strong category, driven primarily by commodity price inflation. Additionally, we had strong sales growth in our kitchen and bath categories led by appliance sales. Our new DesignplaceSM showrooms continue to drive strong performance in cabinets, countertops and sinks. Finally, our comparable store sales growth in the first quarter of 2004 reflects the impact of cannibalization.

        In order to meet our customer service objectives, we strategically open stores near market areas served by existing stores ("cannibalize") to enhance service levels, gain incremental sales and increase market penetration. Our new stores cannibalized approximately 15% of our existing stores as of the first quarter of fiscal 2004 and we estimate that store cannibalization reduced the first quarter of fiscal 2004 comparable store sales by 2.5%. Additionally, we believe that our sales performance has been, and could continue to be, negatively impacted by the level of competition that we encounter in various markets. However, due to the highly-fragmented U.S. home improvement industry, in which we estimate our market share is approximately 11%, measuring the impact on our sales by our competitors is extremely difficult.

        The growth in net sales for the first quarter of fiscal 2004 reflects growth in net service revenues, which increased 42% to $799 million from $562 million for the first quarter of fiscal 2003. The growth in service revenues was driven by strength in a number of areas including countertops, HVAC, kitchens, windows, roofing and siding.

        In the first quarter of fiscal 2004, we continued the implementation or expansion of a number of in-store initiatives. We believe these initiatives will enhance our customers' shopping experience as they are fully implemented in our stores. The professional business customer ("Pro") initiative adds programs to our stores like job lot order quantities of merchandise and a dedicated sales desk for our Pro customer base. The Appliance initiative offers customers an assortment of in-stock name brand appliances, including General Electric® and Maytag®, and offers the ability to special order over 2,300 additional related products through computer kiosks located in our stores. Additionally, we continue to implement our DesignplaceSM initiative. This initiative offers our design and décor customers personalized service from specially-trained associates and provides distinctive merchandise in an attractive setting. We also continued the expansion of our Tool Rental Centers. These centers, which are located inside our stores, provide a cost efficient way for our do-it-yourself and Pro customers to complete home improvement projects.

        The following table provides the number of stores with these initiatives:

		Three Months Ended
	Fiscal Year 2004 Estimate	May 2, 2004	May 4, 2003
Store Count	1,892	1,740	1,568
Initiatives:
Pro	1,434	1,387	1,225
Appliance	1,797	1,569	776
DesignplaceSM	1,797	1,625	926
Tool Rental Centers	1,045	876	641

        Gross profit increased 19.4% to $5.8 billion for the first quarter of fiscal 2004 from $4.8 billion for the first quarter of fiscal 2003. Gross profit as a percentage of net sales was 32.9% for the first quarter of fiscal 2004 compared to 32.0% for the first quarter of fiscal 2003. Due to the adoption of EITF 02-16, our cost of merchandise sold was reduced by $155 million of co-op advertising allowances in the first quarter of fiscal 2004. Excluding the impact of the adoption of EITF 02-16, our gross margin would have been 32.0%, flat to last year, reflecting some gross margin pressure arising from a higher penetration of lower margin commodity categories, but more significantly, our strategic decision to reinvest gross margin benefits into growing our private label credit program. This program provides long-term benefits including higher average tickets and customer loyalty. In the first quarter, we offered several credit programs to our customers who responded very favorably to our offer. The cost of these programs was offset by gross margin benefits in other areas. In the first quarter of fiscal 2004, we experienced a 28% increase in private label credit sales compared to the first quarter of fiscal 2003.

        Selling and store operating expenses increased 19.8% to $3.7 billion for the first quarter of fiscal 2004 from $3.1 billion for the first quarter of fiscal 2003. As a percentage of net sales, selling and store operating expenses were 21.2% for the first quarter of fiscal 2004 compared to 20.6% for the same period in fiscal 2003. The increase in selling and store operating expenses for the first quarter of fiscal 2004 was primarily attributable to $280 million of advertising expense related to the adoption of EITF 02-16. Excluding the impact of EITF 02-16, selling and store operating expenses increased 10.8% to $3.4 billion and were 19.6% of sales. The reduction in selling and store operating expenses as a percentage of sales, excluding the impact of EITF 02-16, was due to an increase in labor productivity as sales per labor hour increased 6.9%, increased penetration of our private label credit card, which carries a lower discount rate than other forms of credit like bank cards and the leverage of relatively fixed occupancy costs as a result of our strong sales performance.

        General and administrative expenses increased 9.2% to $296 million for the first quarter of fiscal 2004 from $271 million for the first quarter of fiscal 2003. General and administrative expenses as a percentage of net sales were 1.7% for the first quarter of fiscal 2004 and 1.8% for the first quarter of fiscal 2003. The decrease as a percentage of sales for the first quarter of fiscal 2004 was primarily due to the leverage of expenses as a result of our strong sales performance.

        For the first quarter of fiscal 2004, we recognized $4 million of net interest expense compared to $6 million for the first quarter of fiscal 2003. Interest expense decreased 22.2% to $14 million for the first quarter of fiscal 2004 from $18 million for the first quarter of fiscal 2003. Interest and investment income decreased 16.7% to $10 million for the first quarter of fiscal 2004 from $12 million for the first quarter of fiscal 2003 primarily due to a lower average cash balance and a lower interest rate environment.

        Our combined federal, foreign and state effective income tax rate decreased to 37.0% for the first quarter of fiscal 2004 from 37.1% for the comparable period of fiscal 2003. The lower effective income tax rate was primarily due to increased utilization of state tax benefits.

        Diluted earnings per share was $0.49 for the first quarter of fiscal 2004 compared to $0.39 for the first quarter of fiscal 2003. Excluding the impact of the adoption of EITF 02-16, diluted earnings per share would have been $0.52, or 33.3% higher than last year. Diluted earnings per share was favorably impacted in the first quarter of fiscal 2004 as a result of the repurchase of shares of our common stock in fiscal 2003 and 2004. Since August 2002, we have repurchased 141.3 million shares of our common stock for a total of $4.5 billion. As of May 2, 2004, approximately $478 million remained under our previously authorized Share Repurchase Program. In addition, in May 2004, our Board of Directors authorized an increase of $1 billion in our authorized Share Repurchase Program, bringing the total remaining authorization to $1.5 billion. For fiscal year 2004, we expect diluted earnings per share growth of 10% to 14% and, excluding the impact of EITF 02-16, we project diluted earnings per share growth of 13% to 16%.

LIQUIDITY AND CAPITAL RESOURCES

        Cash flow generated from operations provides a significant source of liquidity. During the first quarter of fiscal 2004, net cash provided by operating activities increased to $3.1 billion compared to $2.8 billion for the same period of fiscal 2003. The increase was due to stronger net earnings and improvement in our cash conversion cycle, or the number of days it takes to convert working capital into cash.

        Net cash used in investing activities for the first quarter of fiscal 2004 was $613 million compared to $575 million for the same period of fiscal 2003. The increase was due to lower proceeds from the sale of property and equipment as well as maturities of investments in the first quarter of fiscal 2004 compared to the same period of fiscal 2003. The increase in net cash used in investing activities was partially offset by a decrease in capital expenditures to $680 million for the first quarter of fiscal 2004 compared to $756 million for the same period last year. Capital expenditures related to store construction decreased during the first quarter of fiscal 2004 compared to the same quarter last year due to the timing of expenditures related to new stores. We expect total capital expenditures to be approximately $3.7 billion in fiscal 2004, which includes investments in new stores, store modernization, technology and other initiatives.

        During the first quarter of fiscal 2004, net cash used in financing activities was $1 billion compared with $130 million for the same period of fiscal 2003. The increase in net cash used in financing activities was primarily due to the repurchase of $916 million of our common stock during the first quarter of fiscal 2004. We did not repurchase any of our common stock during the first quarter of fiscal 2003.

        In May 2004, we acquired White Cap Industries, Inc. ("White Cap"). The acquisition of White Cap is part of our strategy to expand our professional customer base with value added products and services. In June 2004, we acquired Home Mart Mexico, S. de R.L. de C.V. ("Home Mart"). Home Mart is a home improvement retailer in Mexico that builds upon our store strength in North America. The acquisition price for these two companies will not materially impact our cash position and we still expect our fiscal 2004 ending cash and short-term investments balance to be in the range of $3.0 billion to $3.2 billion. Pro forma results of operations would not be materially different as a result of the acquisition of White Cap and Home Mart and, therefore, are not presented.

        We have a commercial paper program that allowed for borrowings up to a maximum of $1 billion. As of May 2, 2004, there were no borrowings outstanding under the program. On May 28, 2004, we issued a new offering memorandum which increased the maximum capacity under the commercial paper program to $1.25 billion. In connection with the program, we have a back-up credit facility with a consortium of banks for up to $800 million. The credit facility, which was scheduled to expire in September 2004, contains various restrictive covenants, none of which are expected to impact our liquidity and capital resources. On May 28, 2004, we renewed this backup credit facility, increasing the capacity to $1 billion and extending the term to May 2009.

        As of the end of the first quarter of fiscal 2004, our total debt-to-equity ratio was 7.3% compared to 6.4% at the end of the first quarter of fiscal 2003. The increase in our total debt-to-equity ratio was primarily due to the consolidation of a variable interest entity in accordance with FIN 46 which increased long-term debt by $282 million during the first quarter of fiscal 2004 (see Note 3 in the Notes to Consolidated Financial Statements).

        As of May 2, 2004, we had $4.3 billion in cash and short-term investments. We believe that our current cash position and cash flow generated from operations should be sufficient to enable us to complete our capital expenditure programs and any required long-term debt payments through the next several fiscal years. In addition, we have funds available from the $1.25 billion commercial paper program and the ability to obtain alternative sources of financing if required.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Our exposure to market risks results primarily from fluctuations in interest rates. There have been no material changes to our exposure to market risks from those disclosed in our Annual Report on Form 10-K for the year ended February 1, 2004.

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

        The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective.

        There have not been any changes in the Company's internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the fiscal quarter ended May 2, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

THE HOME DEPOT, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 2. Changes in Securities

  (e)
  Issuer Purchases of Equity Securities

  During fiscal 2002, 2003 and 2004, the Company has repurchased shares of its outstanding common stock having a value of approximately $4.5 billion pursuant to authorizations to purchase up to $5 billion approved by the Board of Directors. The number of shares purchased and average price paid per share in each fiscal month of the first quarter of fiscal 2004 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
February 2, 2004 - February 29, 2004	6,359,500	$35.91	122,003,727	$1,182,076,834
March 1, 2004 - March 28, 2004	10,589,700	$36.71	132,593,427	$793,288,815
March 29, 2004 - May 2, 2004	8,696,750	$36.26	141,290,177	$477,930,132

Item 4. Submission of Matters to a Vote of Security Holders

        At the Company's Annual Meeting of Stockholders held on May 27, 2004, the stockholders elected the following nominees to the Board of Directors to serve a one-year term. The votes cast were as follows:

Gregory D. Brenneman		Milledge A. Hart, III
For:	1,831,208,916	For:	1,869,329,900
Withheld:	140,988,579	Withheld:	102,867,595
Richard H. Brown		Bonnie G. Hill
For:	1,862,258,447	For:	1,836,464,047
Withheld:	109,939,048	Withheld:	135,733,448
John L. Clendenin		Kenneth G. Langone
For:	1,865,002,746	For:	1,846,850,114
Withheld:	107,194,749	Withheld:	125,347,381
Berry R. Cox		Robert L. Nardelli
For:	1,871,238,010	For:	1,862,629,855
Withheld:	100,959,485	Withheld:	109,567,640
Claudio X. Gonzalez		Roger S. Penske
For:	1,536,152,115	For:	1,869,455,562
Withheld:	436,045,380	Withheld:	102,741,934

The stockholders ratified the appointment of KPMG LLP as Independent Auditors of the Company for fiscal 2004. Votes cast were as follows:

For:	1,911,543,305
Withheld:	43,004,399
Abstention:	17,649,790

The stockholders rejected a stockholder proposal regarding outside director term limits. Votes cast were as follows:

For:	59,113,589
Withheld:	1,439,035,480
Abstention:	26,144,032
Non-votes:	447,904,394

The stockholders approved a stockholder proposal regarding poison pill implementation. Votes cast were as follows:

For:	1,003,374,926
Withheld:	494,045,752
Abstention:	26,872,423
Non-votes:	447,904,394

The stockholders rejected a stockholder proposal regarding performance goals as a prerequisite to vesting of restricted stock and deferred stock units. Votes cast were as follows:

For:	577,091,524
Withheld:	894,438,552
Abstention:	52,763,025
Non-votes:	447,904,394

The stockholders rejected a stockholder proposal regarding implementation of International Labor Organization global human rights standards. Votes cast were as follows:

For:	128,369,872
Withheld:	1,229,032,862
Abstention:	166,890,367
Non-votes:	447,904,394

The stockholders approved a stockholder proposal regarding future severance agreements. Votes cast were as follows:

For:	827,803,777
Withheld:	671,008,473
Abstention:	25,480,852
Non-votes:	447,904,394

The stockholders rejected a stockholder proposal regarding the method of voting for directors. Votes cast were as follows:

For:	174,215,818
Withheld:	1,322,258,182
Abstention:	27,819,101
Non-votes:	447,904,394

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  10.1
  Credit Agreement dated May 28, 2004 (the "Credit Agreement") by and among The Home Depot, Inc., JPMorgan Chase Bank as Administrative Agent, Wachovia Bank, N.A., Citibank, N.A., and Wells Fargo Bank, National Association as Co-Syndication Agents, and banks party thereto.

  10.2
  Commercial Paper Dealer Agreement between J.P. Morgan Securities Inc., as Dealer, and The Home Depot, Inc. dated May 28, 2004.

  15.1
  Letter of KPMG LLP, Acknowledgement of Independent Registered Public Accounting Firm, dated May 17, 2004.

  31.1
  Certification of the Chairman, President and Chief Executive Officer pursuant to Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.

  31.2
  Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.

  32.1
  Certification of Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2
  Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b)
  Reports on 8-K

  The Company filed a Current Report on Form 8-K on February 24, 2004 furnishing a press release announcing financial results for the year ended February 1, 2004.

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
/s/ CAROL B. TOMÉ Carol B. Tomé Executive Vice President and Chief Financial Officer
June 3, 2004 (Date)

THE HOME DEPOT, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit	Description
10.1	Credit Agreement dated May 28, 2004 (the "Credit Agreement") by and among The Home Depot, Inc., JPMorgan Chase Bank as Administrative Agent, Wachovia Bank, N.A., Citibank, N.A., and Wells Fargo Bank, National Association as Co-Syndication Agents, and banks party thereto.
10.2	Commercial Paper Dealer Agreement between J.P. Morgan Securities Inc., as Dealer, and The Home Depot, Inc. dated as of May 28, 2004.
15.1	Letter of KPMG LLP, Acknowledgement of Independent Registered Public Accounting Firm, dated May 17, 2004.
31.1	Certification of the Chairman, President and Chief Executive Officer pursuant to Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

INDEX TO FORM 10-Q
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 2. Changes in Securities
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
THE HOME DEPOT, INC. AND SUBSIDIARIES INDEX TO EXHIBITS