Form 10-Q
period 2004-08-01
HOME DEPOT INC
filed 2004-09-02
CIK 354950

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2004
-OR -
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

$.05 par value 2,195,446,951 Shares, as of August 27, 2004

THE HOME DEPOT, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

		Page
Part I. Financial Information
Item 1.	Financial Statements
	CONSOLIDATED STATEMENTS OF EARNINGS— Three and Six Months Ended August 1, 2004 and August 3, 2003	3
	CONSOLIDATED BALANCE SHEETS— As of August 1, 2004 and February 1, 2004	4
	CONSOLIDATED STATEMENTS OF CASH FLOWS— Six Months Ended August 1, 2004 and August 3, 2003	5
	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME— Three and Six Months Ended August 1, 2004 and August 3, 2003	6
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	7 - 8
	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	9
Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition	10 - 16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16
Item 4.	Controls and Procedures	16
Part II. Other Information:
Item 2.	Changes in Securities	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 6.	Exhibits and Reports on Form 8-K	18
Signatures		19
Index to Exhibits		20

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

(In Millions, Except Per Share Data)

	Three Months Ended		Six Months Ended
	August 1, 2004	August 3, 2003	August 1, 2004	August 3, 2003
NET SALES	$19,960	$17,989	$37,510	$33,093
Cost of Merchandise Sold	13,299	12,384	25,081	22,659

GROSS PROFIT	6,661	5,605	12,429	10,434
Operating Expenses:
Selling and Store Operating	3,854	3,247	7,580	6,357
General and Administrative	350	292	646	563

Total Operating Expenses	4,204	3,539	8,226	6,920

OPERATING INCOME	2,457	2,066	4,203	3,514
Interest Income (Expense):
Interest and Investment Income	14	15	24	27
Interest Expense	(17)	(16)	(31)	(34)

Interest, net	(3)	(1)	(7)	(7)

EARNINGS BEFORE PROVISION FOR INCOME TAXES	2,454	2,065	4,196	3,507
Provision for Income Taxes	909	766	1,553	1,301

NET EARNINGS	$1,545	$1,299	$2,643	$2,206

Weighted Average Common Shares	2,207	2,295	2,225	2,294
BASIC EARNINGS PER SHARE	$0.70	$0.57	$1.19	$0.96

Diluted Weighted Average Common Shares	2,214	2,302	2,232	2,300
DILUTED EARNINGS PER SHARE	$0.70	$0.56	$1.18	$0.96

Dividends Declared Per Share	$0.085	$0.07	$0.17	$0.13

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In Millions, Except Per Share Data)

	August 1, 2004	February 1, 2004
ASSETS
Current Assets:
Cash and Cash Equivalents	$3,672	$2,826
Short-Term Investments	—	26
Receivables, net	1,541	1,097
Merchandise Inventories	9,857	9,076
Other Current Assets	397	303

Total Current Assets	15,467	13,328

Property and Equipment, at cost	26,113	24,594
Less Accumulated Depreciation and Amortization	5,152	4,531

Net Property and Equipment	20,961	20,063

Notes Receivable	368	84
Cost in Excess of the Fair Value of Net Assets Acquired	1,355	833
Other Assets	180	129

Total Assets	$38,331	$34,437

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$7,603	$5,159
Accrued Salaries and Related Expenses	953	801
Sales Taxes Payable	428	419
Deferred Revenue	1,574	1,281
Income Taxes Payable	316	175
Current Installments of Long-Term Debt	510	509
Other Accrued Expenses	1,543	1,210

Total Current Liabilities	12,927	9,554

Long-Term Debt, excluding current installments	1,124	856
Deferred Income Taxes	1,172	967
Other Long-Term Liabilities	658	653
STOCKHOLDERS' EQUITY
Common Stock, par value $0.05, authorized: 10,000 shares, issued and outstanding 2,378 shares at August 1, 2004 and 2,373 shares at February 1, 2004	119	119
Paid-In Capital	6,370	6,184
Retained Earnings	21,977	19,680
Accumulated Other Comprehensive Income	81	90
Unearned Compensation	(97)	(76)
Treasury Stock at cost, 184 shares at August 1, 2004 and 116 shares at February 1, 2004	(6,000)	(3,590)

Total Stockholders' Equity	22,450	22,407

Total Liabilities and Stockholders' Equity	$38,331	$34,437

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In Millions)

	Six Months Ended
	August 1, 2004	August 3, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$2,643	$2,206
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	636	505
Increase in Receivables, net	(326)	(303)
Increase in Merchandise Inventories	(660)	(255)
Increase in Accounts Payable and Accrued Expenses	2,808	1,659
Increase in Deferred Revenue	292	335
Increase in Income Taxes Payable	152	425
Increase in Deferred Income Taxes	188	—
Other	(1)	49

Net Cash Provided by Operating Activities	5,732	4,621

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures	(1,537)	(1,671)
Payments for Businesses Acquired, net	(712)	(1)
Proceeds from Sales of Property and Equipment	58	187
Purchases of Investments	(27)	(74)
Proceeds from Maturities of Investments	38	164

Net Cash Used in Investing Activities	(2,180)	(1,395)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of Long-Term Debt	(5)	(6)
Proceeds from Sale of Common Stock, net	92	91
Repurchase of Common Stock	(2,446)	(24)
Cash Dividends Paid to Stockholders	(346)	(276)

Net Cash Used in Financing Activities	(2,705)	(215)

Increase in Cash and Cash Equivalents from Operations	847	3,011
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1)	10
Cash and Cash Equivalents at Beginning of Period	2,826	2,188

Cash and Cash Equivalents at End of Period	$3,672	$5,209

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(In Millions)

	Three Months Ended		Six Months Ended
	August 1, 2004	August 3, 2003	August 1, 2004	August 3, 2003
Net Earnings	$1,545	$1,299	$2,643	$2,206
Other Comprehensive Income (Loss)(1):
Foreign Currency Translation Adjustments	48	23	(10)	106
Unrealized Gain on Investments	1	—	1	—

Total Other Comprehensive Income (Loss)	49	23	(9)	106

Comprehensive Income	$1,594	$1,322	$2,634	$2,312

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

        The following table illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to all stock-based compensation in each period (amounts in millions, except per share data):

	Three Months Ended		Six Months Ended
	August 1, 2004	August 3, 2003	August 1, 2004	August 3, 2003
Net earnings, as reported	$1,545	$1,299	$2,643	$2,206
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	21	8	38	12
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(59)	(64)	(119)	(127)

Pro forma net earnings	$1,507	$1,243	$2,562	$2,091

Earnings per share:
Basic—as reported	$0.70	$0.57	$1.19	$0.96
Basic—pro forma	$0.68	$0.54	$1.15	$0.91
Diluted—as reported	$0.70	$0.56	$1.18	$0.96
Diluted—pro forma	$0.68	$0.54	$1.15	$0.91

Service Revenues

        Net sales include service revenues generated through a variety of installation and home maintenance programs. In these programs, the customer selects and purchases material for a project and the Company provides or arranges professional installation. These programs are offered through Home Depot and Expo Design Center stores and focus primarily on providing products and services to our do-it-for-me customers. We also arrange for the provision of flooring, countertop and window coverings installation services to homebuilders through HD Builder Solutions Group, Inc. Under certain programs, when the Company provides or arranges the installation of a project and the subcontractor provides material as part of the installation, both the material and labor are included in service revenues. The Company recognizes this revenue when the service for the customer is completed. All payments received prior to the completion of services are recorded as deferred revenue in the accompanying Consolidated Balance Sheets. Net service revenues, including the impact of deferred revenue, were $883 million and $1.7 billion for the three and six months ended August 1, 2004, respectively, compared to $696 million and $1.3 billion for the three and six months ended August 3, 2003, respectively.

Valuation Reserves

        As of the end of the second quarter of fiscal 2004 and the end of fiscal year 2003, the valuation allowances for merchandise inventories and uncollectible accounts receivable were not material.

2.     BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES

        The reconciliation of basic to diluted weighted average common shares for the three and six months ended August 1, 2004 and August 3, 2003 was as follows (amounts in millions):

	Three Months Ended		Six Months Ended
	August 1, 2004	August 3, 2003	August 1, 2004	August 3, 2003
Weighted average common shares	2,207	2,295	2,225	2,294
Effect of potentially dilutive securities:
Stock Plans	7	7	7	6

Diluted weighted average common shares	2,214	2,302	2,232	2,300

        Stock plans include shares granted under the Company's ESPP and stock incentive plans, as well as shares issued for deferred compensation stock plans. Options to purchase 63.9 million and 67.2 million shares of common stock for the three months ended August 1, 2004 and August 3, 2003, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. Options to purchase 64.2 million and 77.8 million shares of common stock for the six months ended August 1, 2004 and August 3, 2003, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

3.     ACQUISITIONS

        The following acquisitions completed by the Company during the second quarter of fiscal 2004 were accounted for under the purchase method of accounting. Pro forma results of operations for the three and six months ended August 1, 2004 and August 3, 2003 would not be materially different as a result of these acquisitions and therefore are not presented.

        In May 2004, the Company acquired all of the common stock of White Cap Industries, Inc., a leading distributor of specialty hardware, tools and materials to construction contractors. This acquisition was part of the Company's strategy to extend its business and the Company's professional customer base with value-added products and services. In June 2004, the Company acquired all of the common stock of Home Mart Mexico, S.A. de C.V., the second largest home improvement retailer in Mexico. This acquisition was part of the Company's strategy to expand into new markets.

        The total aggregate purchase price for acquisitions for the six months ended August 1, 2004 was $712 million. As a result, the Company recorded cost in excess of fair value of net assets acquired related to these acquisitions of $525 million on the accompanying Consolidated Balance Sheets.

THE HOME DEPOT, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
The Home Depot, Inc.:

        We have reviewed the accompanying Consolidated Balance Sheet of The Home Depot, Inc. and subsidiaries as of August 1, 2004, and the related Consolidated Statements of Earnings, and Comprehensive Income for the three- and six-month periods ended August 1, 2004 and August 3, 2003, and the related Consolidated Statement of Cash Flows for the six-month periods ended August 1, 2004 and August 3, 2003. These Consolidated Financial Statements are the responsibility of the Company's management.

        We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

        Based on our reviews, we are not aware of any material modifications that should be made to the Consolidated Financial Statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

        We have previously audited, in accordance with standards established by the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheet of The Home Depot, Inc. and subsidiaries as of February 1, 2004, and the related Consolidated Statements of Earnings, Stockholders' Equity and Comprehensive Income, and Cash Flows for the years then ended (not presented herein); and in our report dated February 23, 2004, we expressed an unqualified opinion on those Consolidated Financial Statements. In our opinion, the information set forth in the accompanying Consolidated Balance Sheet as of February 1, 2004, is fairly presented, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.

/s/ KPMG LLP KPMG LLP Atlanta, Georgia

August 16, 2004

THE HOME DEPOT, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SELECTED CONSOLIDATED STATEMENTS OF EARNINGS DATA AND EXECUTIVE SUMMARY

        We reported net earnings of $1.5 billion and diluted earnings per share of $0.70 for the second quarter of fiscal 2004 compared to net earnings of $1.3 billion and diluted earnings per share of $0.56 for the second quarter of fiscal 2003. For the first six months of fiscal 2004, we reported net earnings of $2.6 billion and diluted earnings per share of $1.18 compared to net earnings of $2.2 billion and diluted earnings per share of $0.96 for the first six months of fiscal 2003. Excluding the impact of the adoption of Emerging Issues Task Force 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16") as discussed in detail in the following section, "Impact of the Adoption of EITF 02-16," diluted earnings per share would have been $0.71 for the second quarter of fiscal 2004. Net sales for the second quarter of fiscal 2004 increased 11.0% over the second quarter of fiscal 2003 to $20.0 billion. For the first six months of fiscal 2004, net sales increased 13.3% over the first six months of fiscal 2003 to $37.5 billion. Our growth in net sales for the second quarter and first six months of fiscal 2004 was driven by an increase in comparable store sales of 4.8% and 6.1%, respectively, as well as sales from stores that have been open for less than one year and sales from our newly acquired companies. Our average ticket was $54.73 for the second quarter of fiscal 2004, a second quarter record, and increased 8.2% over the second quarter of fiscal 2003. For the first six months of fiscal 2004, our average ticket was $54.91, an increase of 7.8% over the comparable period for fiscal 2003. Average ticket increased in all of our selling departments for both periods.

        Our financial condition remains strong as evidenced by our $3.7 billion in cash at August 1, 2004. At the end of the second quarter of fiscal 2004, our debt-to-equity ratio remained one of the lowest in our industry at 7.3%. Our return on invested capital (computed on beginning long-term debt and equity for the trailing four quarters) was 20.4% for the second quarter of fiscal 2004 compared to 17.8% for the second quarter of fiscal 2003, a 260 basis point improvement. During the second quarter of fiscal 2004, we opened 48 new stores, including 20 stores as a result of the Home Mart acquisition, and at August 1, 2004, we operated 1,788 stores compared to 1,607 at the end of the second quarter of fiscal 2003.

        We believe the selected sales data, the percentage relationship between net sales and major categories in the Consolidated Statements of Earnings and the percentage change in the dollar amounts of each of the items presented as follows is important in evaluating the performance of our business operations. We operate in one business segment and believe the information presented in our Management's Discussion and Analysis of Results of Operations and Financial Condition provides an understanding of our business segment, our operations and our financial condition.

THE HOME DEPOT, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

	% of Net Sales				% Increase (Decrease) in Dollar Amounts
	Three Months Ended		Six Months Ended
	August 1, 2004	August 3, 2003	August 1, 2004	August 3, 2003	Three Months	Six Months
NET SALES	100.0%	100.0%	100.0%	100.0%	11.0%	13.3%
GROSS PROFIT	33.4	31.2	33.1	31.5	18.8	19.1
Operating Expenses:
Selling and Store Operating	19.3	18.1	20.2	19.2	18.7	19.2
General and Administrative	1.8	1.6	1.7	1.7	19.9	14.7

Total Operating Expenses	21.1	19.7	21.9	20.9	18.8	18.9

OPERATING INCOME	12.3	11.5	11.2	10.6	18.9	19.6
Interest Income (Expense):
Interest and Investment Income	0.1	0.1	0.1	0.1	(6.7)	(11.1)
Interest Expense	(0.1)	(0.1)	(0.1)	(0.1)	6.3	(8.8)

Interest, net	(0.0)	(0.0)	(0.0)	(0.0)	200.0	0.0

EARNINGS BEFORE PROVISION FOR INCOME TAXES	12.3	11.5	11.2	10.6	18.8	19.6
Provision for Income Taxes	4.6	4.3	4.2	3.9	18.7	19.4

NET EARNINGS	7.7%	7.2%	7.0%	6.7%	18.9%	19.8%

SELECTED SALES DATA
Number of Customer Transactions (in millions)(1)	359	350	675	646	2.6%	4.5%
Average Ticket(1)	$54.73	$50.60	$54.91	$50.92	8.2	7.8
Weighted Average Weekly Sales Per Operating Store (000's)(1)	$860	$861	$818	$805	(0.1)	1.6
Weighted Average Sales per Square Foot(1)	$419.77	$415.23	$399.27	$390.10	1.1	2.4
Comparable Store Sales Increase (%)(2)	4.8%	2.2%	6.1%	0.4%	N/A	N/A

(1)
Excludes all subsidiaries operating under The Home Depot Supply brand (Apex Supply Company, HD Supply Inc., Your "other" Warehouse, White Cap Industries, Inc. and HD Builder Solutions Group) since their inclusion may cause distortion of the data presented due to operational differences from our retail stores. The total number of the excluded locations and their total square footage are immaterial to our total number of locations and total square footage.

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

        The impact of the adoption of EITF 02-16 in the second quarter of fiscal 2004 resulted in a reduction of cost of merchandise sold of $244 million, an increase in selling and store operating expenses of $285 million and a reduction of net earnings of $27 million. The impact on our diluted earnings per share for the second quarter of fiscal 2004 was a decrease of $0.01 per share. We estimate that the impact on our diluted earnings per share for the full fiscal year 2004 will be a decrease of $0.05 per share, most of which has already been recognized in the first six months.

        The following table reconciles our actual results recorded pursuant to generally accepted accounting principles with the results adjusted to exclude the impact of the adoption of EITF 02-16. The table includes only those line items in the Consolidated Statements of Earnings impacted by the adoption of EITF 02-16. We believe that excluding the impact of EITF 02-16 allows for comparability of our results between periods in order to measure our operating performance. This measure is intended only as supplemental information, and it is not a substitute for net earnings or diluted earnings per share calculated in accordance with generally accepted accounting principles (dollars in millions, except per share data).

	For Three Months Ended
	As Reported August 1, 2004	Impact of EITF 02-16	As Adjusted August 1, 2004	As Reported August 3, 2003	% Increase
Cost of Merchandise Sold	$13,299	$(244)	$13,543	$12,384	9.4%
Gross Profit	6,661	244	6,417	5,605	14.5
Selling and Store Operating Expenses	3,854	285	3,569	3,247	9.9
Operating Income	2,457	(41)	2,498	2,066	20.9
Provision for Income Taxes	909	(14)	923	766	20.5
Net Earnings	1,545	(27)	1,572	1,299	21.0
Diluted Earnings per Share	$0.70	$(0.01)	$0.71	$0.56	26.8%

FORWARD-LOOKING STATEMENTS

        Certain statements herein of The Home Depot's expectations, including but not limited to, statements regarding our estimates and expectations for sales and earnings growth, new store openings, impact of cannibalization, implementation of store initiatives, net earnings performance and the effect of adopting certain accounting standards constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations. These risks and uncertainties include, but are not limited to, fluctuations in and the overall condition of the U.S. economy, stability of costs and availability of sourcing channels, conditions affecting new store development, our ability to integrate the businesses we acquire, the risk that the cost savings and any revenue synergies from acquisitions may not be fully realized or may take longer to realize than expected, our ability to implement new technologies and processes, our ability to attract, train and retain highly-qualified associates, unanticipated weather conditions, the impact of competition, and regulatory and litigation matters. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made. Additional information regarding these and other risks and uncertainties is contained in our periodic filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

        Net sales for the second quarter of fiscal 2004 increased 11.0% to $20.0 billion from $18.0 billion for the second quarter of fiscal 2003. For the first six months of fiscal 2004, sales increased 13.3% to $37.5 billion from $33.1 billion for the comparable period in fiscal 2003. Net sales growth for the second quarter and the first six months of fiscal 2004 was driven by an increase in comparable store sales of 4.8% and 6.1%, respectively, as well as sales from stores open for less than one year and sales from our newly acquired companies. Our average ticket for the second quarter of fiscal 2004 increased 8.2% to $54.73 and increased 7.8% to $54.91 for the first six months of fiscal 2004. For the second quarter and first six months of fiscal 2004 average ticket increased in all selling departments. We plan to open a total of 185 new stores during fiscal 2004 and expect sales growth of 10% to 12% driven by comparable store sales, new store openings, certain stores opened during fiscal 2003 and sales from our newly acquired companies.

        The increase in comparable store sales for the second quarter and first six months of fiscal 2004 reflects a number of factors. Comparable store sales for the second quarter of fiscal 2004 were positive in 9 of 11 selling departments and for the first six months of fiscal 2004 comparable store sales were positive in 10 of 11 selling departments. Lumber and building materials were particularly strong categories for the second quarter and first six months of fiscal 2004, driven primarily by commodity price inflation. We had strong sales growth for both periods in our kitchen and bath categories led by appliance sales. Our new DesignplaceSM showrooms continue to drive strong performance in cabinets, countertops and sinks. Additionally, we reported solid sales performance in millwork and plumbing as customers responded to our differentiated assortment and strong values.

        Our comparable store sales growth reflects the impact of cannibalization. In order to meet our customer service objectives, we strategically open stores near market areas served by existing stores ("cannibalize") to enhance service levels, gain incremental sales and increase market penetration. Our new stores cannibalized approximately 15% of our existing stores as of the second quarter of fiscal 2004 and we estimate that store cannibalization reduced the second quarter of fiscal 2004 comparable store sales by approximately 2.0%. Additionally, we believe that our sales performance has been, and could continue to be, negatively impacted by the level of competition that we encounter in various markets. However, due to the highly fragmented U.S. home improvement industry, in which we estimate our market share is approximately 11%, measuring the impact on our sales by our competitors is extremely difficult.

        The growth in net sales for the second quarter and first six months of fiscal 2004 reflects growth in net service revenues, which increased 26.7% to $883 million from $696 million for the second quarter of fiscal 2004 and increased 33.7% to $1.7 billion from $1.3 billion for the first six months of fiscal 2003. The growth in service revenues in both periods was driven by strength in a number of areas including HVAC, kitchens, carpet, countertops and windows.

        In the second quarter of fiscal 2004, we continued the implementation or expansion of a number of in-store initiatives. We believe these initiatives enhance our customers' shopping experience. The professional business customer ("Pro") initiative adds programs to our stores like job lot order quantities of merchandise and a dedicated sales desk for our Pro customer base. The Appliance initiative offers customers an assortment of in-stock name brand appliances, including General Electric® and Maytag®, and offers the ability to special order over 2,300 additional related products through computer kiosks located in our stores. Our DesignplaceSM initiative offers our design and décor customers personalized service from specially-trained associates and provides distinctive merchandise in an attractive setting. Our Tool Rental Centers, which are located inside our stores, provide a cost efficient way for our do-it-yourself and Pro customers to rent tools to complete home improvement projects.

        The following table provides the number of stores with these initiatives:

		Six Months Ended
	Fiscal Year 2004 Estimate	August 1, 2004	August 3, 2003
Store Count	1,892	1,788	1,607
Initiatives:
Pro	1,459	1,417	1,293
Appliance	1,776	1,640	965
DesignplaceSM	1,776	1,640	1,141
Tool Rental Centers	1,045	925	697

        Gross profit increased 18.8% to $6.7 billion for the second quarter of fiscal 2004 from $5.6 billion for the second quarter of fiscal 2003. Gross profit increased 19.1% to $12.4 billion for the first six months of fiscal 2004 from $10.4 billion for the first six months of fiscal 2003. Gross profit as a percentage of net sales was 33.4% for the second quarter of fiscal 2004 compared to 31.2% for the second quarter of fiscal 2003. For the first six months of fiscal 2004, gross profit as a percentage of sales was 33.1% compared with 31.5% for the comparable period of fiscal 2003. Due to the adoption of EITF 02-16, our cost of merchandise sold was reduced by co-op advertising allowances of $244 million and $399 million for the second quarter and first six months of fiscal 2004, respectively. Excluding the impact of the adoption of EITF 02-16, our gross margin would have been 32.2% for the second quarter of fiscal 2004 and 32.1% for the first six months of fiscal 2004. The gross profit rate increase for both periods, excluding the impact of EITF 02-16, was primarily attributable to lower shrink than we experienced in the comparable periods of fiscal 2003 and a change in the mix of merchandise sold, partially offset by our strategic decision to reinvest gross margin benefits into growing our private label credit program. This program provides long-term benefits including higher average tickets and customer loyalty. During the second quarter and first six months of fiscal 2004, we offered several deferred interest credit programs to our customers who responded very favorably to our offer. For the second quarter and first six months of fiscal 2004, penetration of our private label credit sales was 23.4% and 24.1%, respectively, an increase compared to penetration of 20.7% and 21.5% for the same periods of fiscal 2003, respectively.

        Selling and store operating expenses increased 18.7% to $3.9 billion for the second quarter of fiscal 2004 from $3.2 billion for the second quarter of fiscal 2003. For the first six months of fiscal 2004, selling and store operating expenses increased 19.2% to $7.6 billion from $6.4 billion for the first six months of fiscal 2003. As a percentage of net sales, selling and store operating expenses were 19.3% for the second quarter of fiscal 2004 compared to 18.1% for the same period in fiscal 2003. As a percentage of net sales, selling and store operating expenses were 20.2% for the first six months of fiscal 2004 compared to 19.2% for the same period in fiscal 2003. The increase in selling and store operating expenses for the second quarter and first six months of fiscal 2004 was primarily attributable to $285 million and $565 million, respectively, of advertising expense related to the adoption of EITF 02-16. Excluding the impact of EITF 02-16, selling and store operating expenses increased 9.9% to $3.6 billion, or 17.9% of net sales for the second quarter of fiscal 2004 and increased 10.4% to $7.0 billion or 18.7% of net sales for the first six months of 2004. The reduction in selling and store operating expenses as a percentage of net sales for both periods, excluding the impact of EITF 02-16, was due to an increase in labor productivity and increased penetration of our private label credit card, which carries a lower discount rate than other forms of credit, like bank cards, partially offset by increases in benefit costs.

        General and administrative expenses increased 19.9% to $350 million for the second quarter of fiscal 2004 from $292 million for the second quarter of fiscal 2003. For the first six months of fiscal 2004, general and administrative expenses increased 14.7% to $646 million from $563 million for the same period in fiscal 2003. General and administrative expenses as a percentage of net sales were 1.8% for the second quarter of fiscal 2004 and 1.6% for the second quarter of fiscal 2003. As a percentage of net sales, general and administrative expenses were 1.7% for the first six months of both fiscal 2004 and fiscal 2003. The increase as a percentage of net sales for the second quarter of fiscal 2004 was primarily due to incentive compensation plan expense and the expensing of stock-based compensation.

        For the second quarter of fiscal 2004, we recognized $3 million of net interest expense compared to $1 million for the second quarter of fiscal 2003. For both the first six months of fiscal 2004 and fiscal 2003, we recognized $7 million of net interest expense.

        Our combined federal, foreign and state effective income tax rate decreased to 37.0% for the second quarter and first six months of fiscal 2004 from 37.1% for the comparable periods of fiscal 2003. The lower effective income tax rate was primarily due to increased utilization of state tax benefits.

        Diluted earnings per share was $0.70 and $1.18 for the second quarter and first six months of fiscal 2004, respectively, compared to $0.56 and $0.96 for the second quarter and first six months of fiscal 2003, respectively. The impact of the adoption of EITF 02-16 on our diluted earnings per share for the second quarter of fiscal 2004 was a decrease of $0.01 per share. We estimate that the impact on our diluted earnings per share for the full fiscal year 2004 will be a decrease of $0.05 per share, most of which has already been recognized in the first six months. Diluted earnings per share was favorably impacted for the second quarter and first six months of fiscal 2004 as a result of the repurchase of shares of our common stock in fiscal 2003 and 2004. Since August 2002, we have repurchased 183.8 million shares of our common stock for a total of $6.0 billion. In August 2004, our Board of Directors authorized an increase of $1 billion in our authorized Share Repurchase Program. For fiscal year 2004, our guidance for diluted earnings per share growth is now 14% to 17%.

LIQUIDITY AND CAPITAL RESOURCES

        Cash flow generated from operations provides a significant source of liquidity. During the first six months of fiscal 2004, net cash provided by operating activities increased to $5.7 billion compared to $4.6 billion for the same period of fiscal 2003. The increase was due to stronger net earnings and improvement in our cash conversion cycle, or the number of days it takes to convert working capital into cash.

        Net cash used in investing activities for the first six months of fiscal 2004 was $2.2 billion compared to $1.4 billion for the same period of fiscal 2003. The increase in net cash used in investing activities was primarily the result of $712 million used to purchase White Cap Industries, Inc. ("White Cap") and Home Mart Mexico, S.A. de C.V. ("Home Mart") (see Note 3 in the Notes to Consolidated Financial Statements). The increase also reflects lower proceeds from the sale of property and equipment as well as lower proceeds from maturities of investments in the first six months of fiscal 2004 compared to the same period of fiscal 2003. The increase in net cash used in investing activities was partially offset by a decrease in capital expenditures to $1.5 billion for the first six months of fiscal 2004 compared to $1.7 billion for the same period last year. Capital expenditures related to store construction decreased during the first six months of fiscal 2004 compared to the same period last year due to the timing of expenditures related to new stores.

        During the first six months of fiscal 2004, net cash used in financing activities was $2.7 billion compared with $215 million for the same period of fiscal 2003. The increase in net cash used in financing activities was primarily due to the repurchase of $2.4 billion of our common stock during the first six months of fiscal 2004 compared with $24 million for the same period of fiscal 2003. In addition, during the first six months of fiscal 2004, cash dividends paid to stockholders increased $70 million to $346 million from $276 million for the first six months of fiscal 2003.

        We have a commercial paper program that allows for borrowings up to a maximum of $1.25 billion. As of August 1, 2004, there was nothing outstanding under the program. In connection with the program, we have a back-up credit facility with a consortium of banks for borrowings up to $1 billion. The credit facility contains various restrictive covenants, none of which are expected to impact our liquidity or capital resources.

        As of the end of the second quarter of fiscal 2004, our total debt-to-equity ratio was 7.3% compared to 6.1% at the end of the second quarter of fiscal 2003. The increase in our total debt-to-equity ratio was primarily due to the consolidation of a variable interest entity in accordance with the revised version of Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which increased long-term debt by $282 million during the first quarter of fiscal 2004.

        As of August 1, 2004, we had $3.7 billion in cash. We believe that our current cash position and cash flow generated from operations should be sufficient to enable us to complete our capital expenditure programs and any required long-term debt payments through the next several fiscal years. In addition, we have funds available from the $1.25 billion commercial paper program and the ability to obtain alternative sources of financing if required.

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

        The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective.

        There have not been any changes in the Company's internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the fiscal quarter ended August 1, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting. During the second quarter of fiscal 2004, the Company successfully implemented new financial systems. These systems, while improving productivity, did not materially impact the Company's internal controls over financial reporting.

THE HOME DEPOT, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 2. Changes in Securities

        The Company's common stock repurchase program was initially announced on July 15, 2002. As of the beginning of the second fiscal quarter of 2004, the Board had approved purchases up to $5 billion. On May 26, 2004, the Company announced that the Board of Directors had authorized an additional $1 billion in common stock repurchases for a total authorization of $6 billion. The program does not have a prescribed expiration date. On August 6, 2004, the Company announced that the Board of Directors had authorized an additional $1 billion in common stock repurchases, for a total authorization of $7 billion. The table below sets forth the Company's monthly purchases during the second fiscal quarter of 2004:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
May 3, 2004 - May 30, 2004 ("May 2004")	17,306,200	$34.41	158,596,377	$882,000,218
May 31, 2004 - June 27, 2004 ("June 2004")	12,122,600	$35.52	170,718,977	$451,211,970
June 28, 2004 - August 1, 2004 ("July 2004")	13,084,025	$34.46	183,803,002	$53,233

        In addition to these repurchases, pursuant to the Company's 1997 Omnibus Stock Incentive Plan (the "Plan"), participants may exercise stock options by surrendering shares of The Home Depot common stock that the participants already own as payment of the exercise price. Plan participants may also surrender shares of The Home Depot common stock as payment of applicable tax withholding on the vesting of restricted stock awards. Shares so surrendered by participants in the Plan are repurchased pursuant to the terms of the Plan and applicable award agreement and not pursuant to publicly announced share repurchase programs. For the quarter ended August 1, 2004, the following shares of The Home Depot common stock were surrendered by participants in the Plan: May 2004 - 15,989 shares at an average price per share of $34.86; June 2004 - 16,970 shares at an average price per share of $35.76; July 2004 - 6,444 shares at an average price per share of $34.36.

Item 4. Submission of Matters to a Vote of Security Holders

        The Company's Annual Meeting of Stockholders was held on May 27, 2004. The results of the matters voted upon at the meeting, including the election of the Board of Directors, was reported in the Company's Quarterly Report on Form 10-Q for the quarterly period ended May 2, 2004, which was filed with the SEC on June 4, 2004. This previously filed information is incorporated by reference herein.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

3.1	Resolution of Board of Directors dated August 6, 2004 regarding amendment to the Company's Bylaws.
10.1	Third Amendment To The Home Depot FutureBuilder Restoration Plan, effective March 1, 2004.
10.2	Amendment No.1 to The Home Depot, Inc. Amended and Restated Employee Stock Purchase Plan, effective July 1, 2004.
10.3	Resolution Merging Maintenance Warehouse FutureBuilder into The Home Depot FutureBuilder, effective July 1, 2004.
15.1	Letter of KPMG LLP, Acknowledgement of Independent Registered Public Accounting Firm, dated August 16, 2004.
31.1	Certification of the Chairman, President and Chief Executive Officer pursuant to Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on 8-K

  The Company filed a Current Report on Form 8-K on May 18, 2004 furnishing a press release announcing financial results for the quarter ended May 2, 2004.

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
/s/ CAROL B. TOMÉ Carol B. Tomé Executive Vice President and Chief Financial Officer
September 2, 2004 (Date)

THE HOME DEPOT, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit	Description
3.1	Resolution of Board of Directors dated August 6, 2004 regarding amendment to the Company's Bylaws.
10.1	Third Amendment To The Home Depot FutureBuilder Restoration Plan, effective March 1, 2004.
10.2	Amendment No.1 to The Home Depot, Inc. Amended and Restated Employee Stock Purchase Plan, effective July 1, 2004.
10.3	Resolution Merging Maintenance Warehouse FutureBuilder into The Home Depot FutureBuilder, effective July 1, 2004.
15.1	Letter of KPMG LLP, Acknowledgement of Independent Registered Public Accounting Firm, dated August 16, 2004.
31.1	Certification of the Chairman, President and Chief Executive Officer pursuant to Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

INDEX TO FORM 10-Q
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 2. Changes in Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS