Form 10-Q
period 2004-10-31
HOME DEPOT INC
filed 2004-12-02
CIK 354950

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2004
-OR-
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

$.05 par value 2,195,954,729 Shares, as of November 26, 2004

THE HOME DEPOT, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

		Page
Part I. Financial Information
Item 1.	Financial Statements
	CONSOLIDATED STATEMENTS OF EARNINGS— Three and Nine Months Ended October 31, 2004 and November 2, 2003	3
	CONSOLIDATED BALANCE SHEETS— As of October 31, 2004 and February 1, 2004	4
	CONSOLIDATED STATEMENTS OF CASH FLOWS— Nine Months Ended October 31, 2004 and November 2, 2003	5
	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME— Three and Nine Months Ended October 31, 2004 and November 2, 2003	6
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	7 - 8
	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	9
Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition	10 - 16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16
Item 4.	Controls and Procedures	17
Part II. Other Information
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 6.	Exhibits	19
Signatures		20
Index to Exhibits		21

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

(In Millions, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	October 31, 2004	November 2, 2003	October 31, 2004	November 2, 2003
NET SALES	$18,772	$16,598	$56,282	$49,691
Cost of Merchandise Sold	12,520	11,405	37,601	34,064

GROSS PROFIT	6,252	5,193	18,681	15,627
Operating Expenses:
Selling and Store Operating	3,826	3,092	11,406	9,449
General and Administrative	370	278	1,016	841

Total Operating Expenses	4,196	3,370	12,422	10,290

OPERATING INCOME	2,056	1,823	6,259	5,337
Interest Income (Expense):
Interest and Investment Income	22	14	46	41
Interest Expense	(18)	(14)	(49)	(48)

Interest, net	4	—	(3)	(7)

EARNINGS BEFORE PROVISION FOR INCOME TAXES	2,060	1,823	6,256	5,330
Provision for Income Taxes	743	676	2,296	1,977

NET EARNINGS	$1,317	$1,147	$3,960	$3,353

Weighted Average Common Shares	2,191	2,280	2,213	2,289
BASIC EARNINGS PER SHARE	$0.60	$0.50	$1.79	$1.46

Diluted Weighted Average Common Shares	2,199	2,287	2,221	2,295
DILUTED EARNINGS PER SHARE	$0.60	$0.50	$1.78	$1.46

Dividends Declared Per Share	$0.085	$0.07	$0.255	$0.20

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In Millions, Except Per Share Data)

	October 31, 2004	February 1, 2004
ASSETS
Current Assets:
Cash and Cash Equivalents	$3,375	$2,826
Short-Term Investments	—	26
Receivables, net	1,822	1,097
Merchandise Inventories	10,203	9,076
Other Current Assets	327	303

Total Current Assets	15,727	13,328

Property and Equipment, at cost	27,472	24,594
Less Accumulated Depreciation and Amortization	5,496	4,531

Net Property and Equipment	21,976	20,063

Notes Receivable	356	84
Cost in Excess of the Fair Value of Net Assets Acquired	1,388	833
Other Assets	184	129

Total Assets	$39,631	$34,437

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$7,159	$5,159
Accrued Salaries and Related Expenses	1,106	801
Sales Taxes Payable	486	419
Deferred Revenue	1,565	1,281
Income Taxes Payable	47	175
Current Installments of Long-Term Debt	12	509
Other Accrued Expenses	1,436	1,210

Total Current Liabilities	11,811	9,554

Long-Term Debt, excluding current installments	2,151	856
Deferred Income Taxes	1,213	967
Other Long-Term Liabilities	709	653
STOCKHOLDERS' EQUITY
Common Stock, par value $0.05, authorized: 10,000 shares, issued and outstanding 2,381 shares at October 31, 2004 and 2,373 shares at February 1, 2004	119	119
Paid-In Capital	6,474	6,184
Retained Earnings	23,108	19,680
Accumulated Other Comprehensive Income	236	90
Unearned Compensation	(114)	(76)
Treasury Stock at cost, 186 shares at October 31, 2004 and 116 shares at February 1, 2004	(6,076)	(3,590)

Total Stockholders' Equity	23,747	22,407

Total Liabilities and Stockholders' Equity	$39,631	$34,437

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In Millions)

	Nine Months Ended
	October 31, 2004	November 2, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$3,960	$3,353
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	971	786
Increase in Receivables, net	(580)	(363)
Increase in Merchandise Inventories	(964)	(615)
Increase in Accounts Payable and Accrued Expenses	2,396	2,148
Increase in Deferred Revenue	282	411
(Decrease) Increase in Income Taxes Payable	(115)	313
Increase in Deferred Income Taxes	223	5
Other	202	103

Net Cash Provided by Operating Activities	6,375	6,141

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures	(2,778)	(2,508)
Payments for Businesses Acquired, net	(727)	(15)
Proceeds from Sales of Property and Equipment	71	220
Purchases of Investments	(27)	(84)
Proceeds from Maturities of Investments	38	197

Net Cash Used in Investing Activities	(3,423)	(2,190)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Long-Term Borrowings, net of discount	995	—
Repayments of Long-Term Debt	(507)	(7)
Proceeds from Sale of Common Stock, net	135	113
Repurchase of Common Stock	(2,522)	(891)
Cash Dividends Paid to Stockholders	(532)	(436)

Net Cash Used in Financing Activities	(2,431)	(1,221)

Increase in Cash and Cash Equivalents from Operations	521	2,730
Effect of Exchange Rate Changes on Cash and Cash Equivalents	28	26
Cash and Cash Equivalents at Beginning of Period	2,826	2,188

Cash and Cash Equivalents at End of Period	$3,375	$4,944

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(In Millions)

	Three Months Ended		Nine Months Ended
	October 31, 2004	November 2, 2003	October 31, 2004	November 2, 2003
Net Earnings	$1,317	$1,147	$3,960	$3,353
Other Comprehensive Income:(1)
Foreign Currency Translation Adjustments	157	81	147	187
Unrealized Gain on Investments	(2)	—	(1)	—

Total Other Comprehensive Income	155	81	146	187

Comprehensive Income	$1,472	$1,228	$4,106	$3,540

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

        The following table illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to all stock-based compensation in each period (amounts in millions, except per share data):

	Three Months Ended		Nine Months Ended
	October 31, 2004	November 2, 2003	October 31, 2004	November 2, 2003
Net earnings, as reported	$1,317	$1,147	$3,960	$3,353
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	21	11	59	24
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(60)	(78)	(179)	(205)

Pro forma net earnings	$1,278	$1,080	$3,840	$3,172

Earnings per share:
Basic—as reported	$0.60	$0.50	$1.79	$1.46
Basic—pro forma	$0.58	$0.47	$1.74	$1.39
Diluted—as reported	$0.60	$0.50	$1.78	$1.46
Diluted—pro forma	$0.58	$0.47	$1.73	$1.38

Service Revenues

        Net sales include service revenues generated through a variety of installation and home maintenance programs. In these programs, the customer selects and purchases material for a project and the Company provides or arranges professional installation. These programs are offered through

Home Depot and Expo Design Center stores and focus primarily on providing products and services to our do-it-for-me customers. We also arrange for the provision of flooring, countertop and window coverings installation services to homebuilders through HD Builder Solutions Group, Inc. Under certain programs, when the Company provides or arranges the installation of a project and the subcontractor provides material as part of the installation, both the material and labor are included in service revenues. The Company recognizes this revenue when the service for the customer is completed. All payments received prior to the completion of services are recorded as deferred revenue in the accompanying Consolidated Balance Sheets. Net service revenues, including the impact of deferred revenue, were $957 million and $2.6 billion for the three and nine months ended October 31, 2004, respectively, compared to $762 million and $2.0 billion for the three and nine months ended November 2, 2003, respectively.

Valuation Reserves

        As of the end of the third quarter of fiscal 2004 and the end of fiscal year 2003, the valuation allowances for merchandise inventories and uncollectible accounts receivable were not material.

2.     BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES

        The reconciliation of basic to diluted weighted average common shares for the three and nine months ended October 31, 2004 and November 2, 2003 was as follows (amounts in millions):

	Three Months Ended		Nine Months Ended
	October 31, 2004	November 2, 2003	October 31, 2004	November 2, 2003
Weighted average common shares	2,191	2,280	2,213	2,289
Effect of potentially dilutive securities:
Stock Plans	8	7	8	6

Diluted weighted average common shares	2,199	2,287	2,221	2,295

        Stock plans include shares granted under the Company's ESPP and stock incentive plans, as well as shares issued for deferred compensation stock plans. Options to purchase 44.8 million and 64.8 million shares of common stock for the three months ended October 31, 2004 and November 2, 2003, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. Options to purchase 57.7 million and 73.4 million shares of common stock for the nine months ended October 31, 2004 and November 2, 2003, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

3.     LONG-TERM DEBT

        In September 2004, the Company issued $1 billion of 3.75% Senior Notes due September 15, 2009 ("Senior Notes") at a discount of $5.0 million with interest payable semi-annually on March 15 and September 15 of each year. The net proceeds of $995 million were used in part for the repayment of the Company's outstanding 6 1/2% Senior Notes due September 2004 in the aggregate principal amount of $500 million. The remainder of the net proceeds from the issuance of the Senior Notes will be used for general corporate purposes. The $5.0 million discount associated with the issuance is being amortized over the term of the Senior Notes using the effective interest rate method. Issuance costs were $6.6 million and are being amortized over the term of the Senior Notes using the straight line method. The Senior Notes may be redeemed by the Company at any time, in whole or in part, at a redemption price plus accrued interest up to the redemption date. The redemption price is equal to the greater of (1) 100% of the principal amount of the Senior Notes to be redeemed, or (2) the sum of the present values of the remaining scheduled payments of principal and interest to maturity. The Company is generally not limited under this indenture in its ability to incur additional indebtedness nor required to maintain financial ratios or specified levels of net worth or liquidity. However, the indenture governing the Senior Notes contains various restrictive covenants, none of which is expected to impact our liquidity or capital resources.

THE HOME DEPOT, INC. AND SUBSIDIARIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
The Home Depot, Inc.:

        We have reviewed the accompanying Consolidated Balance Sheet of The Home Depot, Inc. and subsidiaries as of October 31, 2004, and the related Consolidated Statements of Earnings, and Comprehensive Income for the three- and nine-month periods ended October 31, 2004 and November 2, 2003, and the related Consolidated Statement of Cash Flows for the nine-month periods ended October 31, 2004 and November 2, 2003. These Consolidated Financial Statements are the responsibility of the Company's management.

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

November 15, 2004

THE HOME DEPOT, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SELECTED CONSOLIDATED STATEMENTS OF EARNINGS DATA AND EXECUTIVE SUMMARY

        We reported net earnings of $1.3 billion and diluted earnings per share of $0.60 for the third quarter of fiscal 2004 compared to net earnings of $1.1 billion and diluted earnings per share of $0.50 for the third quarter of fiscal 2003. For the first nine months of fiscal 2004, we reported net earnings of $4.0 billion and diluted earnings per share of $1.78 compared to net earnings of $3.4 billion and diluted earnings per share of $1.46 for the first nine months of fiscal 2003. Excluding the impact of the adoption of Emerging Issues Task Force 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16") as discussed in detail in the following section, "Impact of the Adoption of EITF 02-16," diluted earnings per share would have been $1.83 for the first nine months of fiscal 2004.

        Net sales for the third quarter of fiscal 2004 increased 13.1% over the third quarter of fiscal 2003 to $18.8 billion. For the first nine months of fiscal 2004, net sales increased 13.3% over the first nine months of fiscal 2003 to $56.3 billion. Our growth in net sales for the third quarter and first nine months of fiscal 2004 was driven by an increase in comparable store sales of 4.5% and 5.6%, respectively, as well as sales from stores that have been open for less than one year and sales from our newly acquired companies. Our average ticket was $55.53 for the third quarter of fiscal 2004, a company record, and increased 6.6% over the third quarter of fiscal 2003. For the first nine months of fiscal 2004, our average ticket was $55.11, an increase of 7.4% over the comparable period for fiscal 2003.

        Our financial condition remains strong as evidenced by our $3.4 billion in cash at October 31, 2004. At the end of the third quarter of fiscal 2004, our return on invested capital (computed on beginning long-term debt and equity for the trailing four quarters) was 21.4% compared to 18.8% for the third quarter of fiscal 2003, a 260 basis point improvement. During the third quarter of fiscal 2004, we opened 38 new stores, and at October 31, 2004, we operated 1,826 stores compared to 1,643 at the end of the third quarter of fiscal 2003.

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

THE HOME DEPOT, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

	% of Net Sales
					% Increase (Decrease) in Dollar Amounts
	Three Months Ended		Nine Months Ended
	October 31, 2004	November 2, 2003	October 31, 2004	November 2, 2003	Three Months	Nine Months
NET SALES	100.0%	100.0%	100.0%	100.0%	13.1%	13.3%
GROSS PROFIT	33.3	31.3	33.2	31.4	20.4	19.5
Operating Expenses:
Selling and Store Operating	20.3	18.6	20.3	19.0	23.7	20.7
General and Administrative	2.0	1.7	1.8	1.7	33.1	20.8

Total Operating Expenses	22.3	20.3	22.1	20.7	24.5	20.7

OPERATING INCOME	11.0	11.0	11.1	10.7	12.8	17.3
Interest Income (Expense):
Interest and Investment Income	0.1	0.1	0.1	0.1	57.1	12.2
Interest Expense	(0.1)	(0.1)	(0.1)	(0.1)	28.6	2.1

Interest, net	(0.0)	(0.0)	(0.0)	(0.0)	N/A	(57.1)

EARNINGS BEFORE PROVISION FOR INCOME TAXES	11.0	11.0	11.1	10.7	13.0	17.4
Provision for Income Taxes	4.0	4.1	4.1	4.0	9.9	16.1

NET EARNINGS	7.0%	6.9%	7.0%	6.7%	14.8%	18.1%

SELECTED SALES DATA
Number of Customer Transactions (in millions)(1)	324	313	999	959	3.5%	4.2%
Average Ticket(1)	$55.53	$52.10	$55.11	$51.30	6.6	7.4
Weighted Average Weekly Sales Per Operating Store (000's)(1)	$767	$775	$801	$796	(1.0)	0.6
Weighted Average Sales per Square Foot(1)	$374.97	$375.45	$391.59	$385.62	(0.1)	1.5
Comparable Store Sales Increase (%)(2)	4.5%	7.8%	5.6%	2.8%	N/A	N/A

(1)
Excludes all subsidiaries operating under The Home Depot Supply brand (Apex Supply Company, Inc., The Home Depot Supply, Inc., Your Other Warehouse, LLC, White Cap Industries, Inc. and HD Builder Solutions Group, Inc.) since their inclusion may cause distortion of the data presented due to operational differences from our retail stores. The total number of the excluded locations and their total square footage are immaterial to our total number of locations and total square footage.

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

        The impact of the adoption of EITF 02-16 in the first nine months of fiscal 2004 resulted in a reduction of cost of merchandise sold of $650 million, an increase in selling and store operating expenses of $820 million and a reduction of net earnings of $108 million. The impact on our diluted earnings per share for the first nine months of fiscal 2004 was a decrease of $0.05 per share. There was no material impact on our diluted earnings per share for the third quarter of fiscal 2004. We do not expect any further impact on our diluted earnings per share from the adoption of EITF 02-16.

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

	For Nine Months Ended
	As Reported October 31, 2004	Impact of EITF 02-16	As Adjusted October 31, 2004	As Reported November 2, 2003	% Increase
Cost of Merchandise Sold	$37,601	$(650)	$38,251	$34,064	12.3%
Gross Profit	18,681	650	18,031	15,627	15.4
Selling and Store Operating Expenses	11,406	820	10,586	9,449	12.0
Operating Income	6,259	(170)	6,429	5,337	20.5
Provision for Income Taxes	2,296	(62)	2,358	1,977	19.3
Net Earnings	3,960	(108)	4,068	3,353	21.3
Diluted Earnings per Share	$1.78	$(0.05)	$1.83	$1.46	25.3%

FORWARD-LOOKING STATEMENTS

        Certain statements herein of The Home Depot's expectations, including but not limited to, statements regarding our estimates and expectations for sales and earnings growth, new store openings, impact of cannibalization, implementation of store initiatives, net earnings performance and the effect of adopting certain accounting standards, constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations. These risks and uncertainties include, but are not limited to, fluctuations in and the overall condition of the U.S. economy, stability of costs and availability of sourcing channels, conditions affecting new store development, our ability to integrate the businesses we acquire, the risk that the cost savings and any revenue synergies from acquisitions may not be fully realized or may take longer to realize than expected, our ability to implement new technologies and processes, our ability to attract, train and retain highly-qualified associates, unanticipated weather conditions and the impact of competition and regulatory and litigation matters. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made. Additional information regarding these and other risks and uncertainties is contained in our periodic filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

        Net sales for the third quarter of fiscal 2004 increased 13.1% to $18.8 billion from $16.6 billion for the third quarter of fiscal 2003. For the first nine months of fiscal 2004, sales increased 13.3% to $56.3 billion from $49.7 billion for the comparable period in fiscal 2003. Net sales growth for the third quarter and the first nine months of fiscal 2004 was driven by an increase in comparable store sales of 4.5% and 5.6%, respectively, as well as sales from stores open for less than one year and sales from our newly acquired companies. Hurricanes Ivan and Jeanne, the two most powerful hurricanes in the string of storms to hit the United States, increased our third quarter comparable store sales by approximately 100 basis points. Our average ticket for the third quarter of fiscal 2004 increased 6.6% to $55.53, the highest average ticket in our company history, and increased 7.4% to $55.11 for the first nine months of fiscal 2004. While commodity price inflation did impact average ticket, we experienced average ticket growth across the store for both periods. For the third quarter of fiscal 2004, average ticket increased in 10 of 11 selling departments. For the first nine months of fiscal 2004, average ticket increased in all selling departments. We plan to open a total of 185 new stores during fiscal 2004 and expect fiscal 2004 sales growth of 10% to 12% driven by comparable store sales, new store openings, sales from certain stores opened during fiscal 2003 and sales from our newly acquired companies.

        The increase in comparable store sales for the third quarter and first nine months of fiscal 2004 reflects a number of factors. Comparable store sales for the third quarter of fiscal 2004 were positive in 9 of 11 selling departments and for the first nine months of fiscal 2004, comparable store sales were positive in 10 of 11 selling departments. For the third quarter and first nine months of fiscal 2004, we experienced comparable store sales increases in building materials due in part to the impact of several hurricanes in the Southeastern United States. For the third quarter of fiscal 2004, building materials had the strongest comparable store sales increase, benefiting from strong sales in gypsum, concrete, roofing and other products. Commodity price increases in lumber contributed 88 and 157 basis points to comparable store sales for the third quarter and first nine months of fiscal 2004, respectively. For the third quarter and first nine months of fiscal 2004, strong sales of generators, fasteners and portable power equipment contributed to strong comparable store sales in hardware. For the third quarter and first nine months of fiscal 2004, we also experienced strength in Kitchen and Bath, driven by appliances, bath fixtures, vanities and sinks.

        Our comparable store sales growth reflects the impact of cannibalization. In order to meet our customer service objectives, we strategically open stores near market areas served by existing stores ("cannibalize") to enhance service levels, gain incremental sales and increase market penetration. Our new stores cannibalized approximately 16% of our existing stores as of the third quarter of fiscal 2004 and we estimate that store cannibalization reduced the third quarter of fiscal 2004 comparable store sales by approximately 2%. Additionally, we believe that our sales performance has been, and could continue to be, negatively impacted by the level of competition that we encounter in various markets. However, due to the highly fragmented U.S. home improvement industry, in which we estimate our market share is approximately 11%, measuring the impact on our sales by our competitors is extremely difficult.

        The growth in net sales for the third quarter and first nine months of fiscal 2004 reflects growth in net service revenues, which increased 25.7% to $957 million from $762 million for the third quarter of fiscal 2004 and increased 30.7% to $2.6 billion from $2.0 billion for the first nine months of fiscal 2003. The growth in service revenues in both periods was driven by strength in a number of areas including carpet, countertops, kitchens and windows. In addition, strong sales in HVAC contributed to the growth in service revenues for the first nine months of fiscal 2004.

        In the third quarter of fiscal 2004, we continued the implementation or expansion of a number of in-store initiatives. We believe these initiatives enhance our customers' shopping experience. The professional business customer ("Pro") initiative adds programs to our stores like job lot order quantities of merchandise and a dedicated sales desk for our Pro customer base. The Appliance initiative offers customers an assortment of in-stock name brand appliances, including General Electric® and Maytag®, and offers the ability to special order over 2,300 additional related products through computer kiosks located in our stores. Our DesignplaceSM initiative offers our design and décor customers personalized service from specially-trained associates and provides distinctive merchandise in an attractive setting. Our Tool Rental Centers, which are located inside our stores, provide a cost efficient way for our do-it-yourself and Pro customers to rent tools to complete home improvement projects.

        The following table provides the number of stores with these initiatives:

		Nine Months Ended
	Fiscal Year 2004 Estimate	October 31, 2004	November 2, 2003
Store Count	1,892	1,826	1,643
Initiatives:
Pro	1,565	1,447	1,335
Appliance	1,776	1,695	1,250
DesignplaceSM	1,776	1,695	1,432
Tool Rental Centers	1,065	977	749

        Gross profit increased 20.4% to $6.3 billion for the third quarter of fiscal 2004 from $5.2 billion for the third quarter of fiscal 2003. Gross profit increased 19.5% to $18.7 billion for the first nine months of fiscal 2004 from $15.6 billion for the first nine months of fiscal 2003. Gross profit as a percentage of net sales was 33.3% for the third quarter of fiscal 2004 compared to 31.3% for the third quarter of fiscal 2003. For the first nine months of fiscal 2004, gross profit as a percentage of net sales was 33.2% compared with 31.4% for the comparable period of fiscal 2003. The adoption of EITF 02-16 reduced our cost of merchandise sold by co-op advertising allowances of $251 million and $650 million for the third quarter and first nine months of fiscal 2004, respectively. Excluding the impact of the adoption of EITF 02-16, our gross margin would have been 32.0% for both the third quarter and first nine months of fiscal 2004. The gross profit rate increase for both periods, excluding the impact of EITF 02-16, was primarily attributable to lower shrink than we experienced in the comparable periods of fiscal 2003 and a change in the mix of merchandise sold, partially offset by our deferred interest programs, as the cost of these programs is reflected in our gross margin. Our deferred interest programs offer no interest/no payment programs through our private label credit card. These programs deliver long-term benefits including higher average tickets and customer loyalty. For both the third quarter and first nine months of fiscal 2004, penetration of our private label credit sales was 24.1%, an increase compared to penetration of 23.1% and 22.0% for the same periods of fiscal 2003, respectively.

        Selling and store operating expenses increased 23.7% to $3.8 billion for the third quarter of fiscal 2004 from $3.1 billion for the third quarter of fiscal 2003. For the first nine months of fiscal 2004, selling and store operating expenses increased 20.7% to $11.4 billion from $9.4 billion for the first nine months of fiscal 2003. As a percentage of net sales, selling and store operating expenses were 20.3% for the third quarter of fiscal 2004 compared to 18.6% for the same period in fiscal 2003. As a percentage of net sales, selling and store operating expenses were 20.3% for the first nine months of fiscal 2004 compared to 19.0% for the same period in fiscal 2003. The increase in selling and store operating expenses for the third quarter and first nine months of fiscal 2004 was primarily attributable to $255 million and $820 million, respectively, of advertising expense related to the adoption of EITF 02-16. Excluding the impact of EITF 02-16, selling and store operating expenses increased 15.5% to $3.6 billion, or 19.0% of net sales for the third quarter of fiscal 2004 and increased 12.0% to $10.6 billion or 18.8% of net sales for the first nine months of 2004. The increase in selling and store operating expenses as a percentage of net sales for the third quarter of fiscal 2004, excluding the impact of EITF 02-16, was due to higher expenses associated with sales incentive programs and higher remodel expenses and depreciation resulting from our planned investment in store modernization and technology. In addition, we are experiencing rising energy and health care costs. In the third quarter of fiscal 2004, the increase in selling and store operating expenses was partially offset by the increased penetration of our private label credit card, which carries a lower discount rate than other forms of credit, like bank cards. The decrease in selling and store operating expenses as a percentage of net sales for the first nine months of fiscal 2004, excluding the impact of EITF 02-16, was a result of increased labor productivity and benefits received from our private label credit card program partially offset by higher expenses associated with sales incentive programs and rising health care costs.

        General and administrative expenses increased 33.1% to $370 million for the third quarter of fiscal 2004 from $278 million for the third quarter of fiscal 2003. For the first nine months of fiscal 2004, general and administrative expenses increased 20.8% to $1.0 billion from $841 million for the same period in fiscal 2003. General and administrative expenses as a percentage of net sales were 2.0% for the third quarter of fiscal 2004 and 1.7% for the third quarter of fiscal 2003. As a percentage of net sales, general and administrative expenses were 1.8% and 1.7% for the first nine months of fiscal 2004 and fiscal 2003, respectively. The increase as a percentage of net sales for the third quarter of fiscal 2004 was primarily due to incentive compensation plan expense and the expensing of stock-based compensation.

        Our combined federal, foreign and state effective income tax rate decreased to 36.1% for the third quarter of fiscal 2004 from 37.1% in the third quarter last year and decreased to 36.7% for the first nine months of fiscal 2004 from 37.1% for the comparable period of fiscal 2003. The majority of this reduction was due to the reversal of a $31 million valuation allowance as we were able to recognize the tax benefit associated with previous capital losses for which no tax benefit had been recorded at the time the capital loss was incurred.

        Diluted earnings per share was $0.60 and $1.78 for the third quarter and first nine months of fiscal 2004, respectively, compared to $0.50 and $1.46 for the third quarter and first nine months of fiscal 2003, respectively. The impact of the adoption of EITF 02-16 on our diluted earnings per share during the first nine months of the year was a decrease of $0.05 per share. There was no material impact on our diluted earnings per share for the third quarter of fiscal 2004. We do not expect any further impact on our diluted earnings per share from the adoption of EITF 02-16. Diluted earnings per share were favorably impacted for the third quarter and first nine months of fiscal 2004 as a result of the repurchase of shares of our common stock in fiscal 2003 and 2004. Since August 2002, we have repurchased 185.8 million shares of our common stock for a total of $6.1 billion. As of October 31, 2004, we had $924 million remaining under our authorized Share Repurchase Program. For fiscal year 2004, we estimate our diluted earnings per share growth will be 19% to 20%.

LIQUIDITY AND CAPITAL RESOURCES

        Cash flow generated from operations provides a significant source of liquidity. During the first nine months of fiscal 2004, net cash provided by operating activities increased to $6.4 billion compared to $6.1 billion for the same period of fiscal 2003. The increase in net cash provided by operating activities was a result of stronger net earnings, partially offset by an increase in net working capital.

        Net cash used in investing activities for the first nine months of fiscal 2004 was $3.4 billion compared to $2.2 billion for the same period of fiscal 2003. The increase in net cash used in investing activities was primarily the result of $727 million used to purchase White Cap Industries, Inc. ("White Cap") and Home Mart Mexico, S.A. de C.V. ("Home Mart"). In May 2004, we acquired all of the common stock of White Cap, a leading distributor of specialty hardware, tools and materials to construction contractors. This acquisition was part of our strategy to extend our business and our professional customer base with value-added products and services. In June 2004, we acquired all of the common stock of Home Mart, the third largest home improvement retailer in Mexico. This acquisition was part of our strategy to expand into new markets. Capital expenditures increased to $2.8 billion in the first nine months of fiscal 2004 from $2.5 billion in the first nine months of 2003. This increase in capital expenditures was due in part to the purchase of 18 stores from a third party as well as an increase in store remodels and expansions compared to the same period last year. The increase in net cash used in investing activities also reflects lower proceeds from the sale of property and equipment as well as lower proceeds from maturities of investments in the first nine months of fiscal 2004 compared to the same period of fiscal 2003.

        During the first nine months of fiscal 2004, net cash used in financing activities was $2.4 billion compared with $1.2 billion for the same period of fiscal 2003. The increase in net cash used in financing activities was primarily due to the repurchase of $2.5 billion of our common stock during the first nine months of fiscal 2004 compared with $891 million for the same period of fiscal 2003. In September 2004, we repaid our $500 million 6 1/2% Senior Notes (see Note 3 in the Notes to Consolidated Financial Statements). In addition, during the first nine months of fiscal 2004, cash dividends paid to stockholders increased $96 million to $532 million from $436 million for the first nine months of fiscal 2003. The increase in net cash used in financing was partially offset by $995 million of net proceeds from the issuance of 3.75% Senior Notes (see Note 3 in the Notes to Consolidated Financial Statements).

        We have a commercial paper program that allows for borrowings up to a maximum of $1.25 billion. As of October 31, 2004, there was nothing outstanding under the program. In connection with the program, we have a back-up credit facility with a consortium of banks for borrowings up to $1 billion. The credit facility contains various restrictive covenants, none of which is expected to impact our liquidity or capital resources.

        As of the end of the third quarter of fiscal 2004, our total debt-to-equity ratio was 9.1% compared to 6.1% at the end of the third quarter of fiscal 2003. This increase was due in part to the net increase in Long-Term Debt of $495 million. The increase in our total debt-to-equity ratio also reflects the consolidation of a variable interest entity in accordance with the revised version of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" which increased long-term debt by $282 million during the first quarter of fiscal 2004 but had no economic impact on our financial condition.

        As of October 31, 2004, we had $3.4 billion in cash. We believe that our current cash position and cash flow generated from operations should be sufficient to enable us to complete our capital expenditure programs and any required long-term debt payments through the next several fiscal years. In addition, we have funds available from the $1.25 billion commercial paper program and the ability to obtain alternative sources of financing if required.

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

        There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the fiscal quarter ended October 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

THE HOME DEPOT, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        The Company's common stock repurchase program was initially announced on July 15, 2002. As of the beginning of the third fiscal quarter of 2004, the Board had approved purchases up to $6 billion. On August 6, 2004, the Company announced that the Board of Directors had authorized an additional $1 billion in common stock repurchases, for a total authorization of $7 billion. The program does not have a prescribed expiration date. The table below sets forth the Company's monthly purchases during the third fiscal quarter of 2004:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
August 2, 2004 - August 29, 2004 ("August 2004")	191,800	$35.97	183,994,802	$993,150,126
August 30, 2004 - September 26, 2004 ("September 2004")	1,083,500	$37.97	185,078,302	$951,991,178
September 27, 2004 - October 31, 2004 ("October 2004")	704,800	$39.58	185,783,102	$924,078,474

        In addition to these repurchases, pursuant to the Company's 1997 Omnibus Stock Incentive Plan (the "Plan"), participants may exercise stock options by surrendering shares of The Home Depot common stock that the participants already own as payment of the exercise price. Plan participants may also surrender shares of The Home Depot common stock as payment of applicable tax withholding on the vesting of restricted stock awards. Shares so surrendered by participants in the Plan are repurchased pursuant to the terms of the Plan and applicable award agreement and not pursuant to publicly announced share repurchase programs. For the quarter ended October 31, 2004, the following shares of The Home Depot common stock were surrendered by participants in the Plan: August 2004—20,400 shares at an average price per share of $34.81; September 2004—20,816 shares at an average price per share of $38.14; October 2004—20,879 shares at an average price per share of $40.43.

Item 6. Exhibits

  (a)
  Exhibits

10.1	Form of Executive Officer Restricted Share Award Pursuant to The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan
10.2	Form of Executive Officer Nonqualified Stock Option Award Pursuant to The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan
10.3	Form of Outside Director Nonqualified Stock Option Award Pursuant to The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan
10.4	Form of Executive Officer Long-Term Incentive Program Performance Unit Award Pursuant to The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan
10.5	The Home Depot FutureBuilder, a 401(k) and Stock Ownership Plan, as amended and restated effective July 1, 2004.
15.1	Letter of KPMG LLP, Acknowledgement of Independent Registered Public Accounting Firm, dated November 15, 2004.
31.1	Certification of the Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
/s/ CAROL B. TOMÉ Carol B. Tomé Executive Vice President and Chief Financial Officer
December 1, 2004 (Date)

THE HOME DEPOT, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit	Description
10.1	Form of Executive Officer Restricted Share Award Pursuant to The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan
10.2	Form of Executive Officer Nonqualified Stock Option Award Pursuant to The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan
10.3	Form of Outside Director Nonqualified Stock Option Award Pursuant to The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan
10.4	Form of Executive Officer Long-Term Incentive Program Performance Unit Award Pursuant to The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan
10.5	The Home Depot FutureBuilder, a 401(k) and Stock Ownership Plan, as amended and restated effective July 1, 2004.
15.1	Letter of KPMG LLP, Acknowledgement of Independent Registered Public Accounting Firm, dated November 15, 2004.
31.1	Certification of the Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

THE HOME DEPOT, INC. AND SUBSIDIARIES INDEX TO FORM 10-Q
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 6. Exhibits
SIGNATURES
INDEX TO EXHIBITS