Form 10-K
period 2005-01-30
HOME DEPOT INC
filed 2005-04-11
CIK 354950

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-8207

THE HOME DEPOT, INC.
(Exact Name of Registrant as Specified in Charter)

DELAWARE
(State or Other Jurisdiction of Incorporation or Organization)

95-3261426
(I.R.S. Employer Identification No.)

2455 PACES FERRY ROAD, N.W., ATLANTA, GEORGIA 30339
(Address of Principal Executive Offices, Including Zip Code)

Telephone Number, Including Area Code: 770-433-8211

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

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on July 30, 2004 was $73.0 billion.

The number of shares outstanding of the registrant's Common Stock as of April 1, 2005 was 2,158,678,829 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Stockholders (for the fiscal year ended January 30, 2005) and portions of the registrant's proxy statement for the 2005 Annual Meeting of Stockholders (to be held on May 26, 2005) are incorporated by reference in this Form 10-K to the extent described herein.

CAUTIONARY STATEMENT PURSUANT TO THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements of The Home Depot's expectations made herein, including those regarding Net Sales growth, increases in comparable store sales, impact of cannibalization, commodity price inflation and deflation, implementation of store initiatives, Net Earnings performance, including depreciation expense and stock-based compensation expense, store openings, capital allocation and expenditures, the effect of adopting certain accounting standards, strategic direction and the demand for our products and services, constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from our historical experience and expectations. These risks and uncertainties include economic conditions in North America, changes in our cost structure, the availability of sourcing channels consistent with our strategy of differentiation, conditions affecting new store development, conditions affecting customer transactions and average ticket, the success of our technology initiatives in improving operations and customers' in-store experience, our ability to identify and respond to evolving trends in demographics and consumer preferences, the relative success of our expansion strategy, including our ability to integrate acquisitions and create appropriate distribution channels for key sales platforms, our ability to attract, train and retain highly-qualified associates, the impact of new accounting standards and the impact of competition, decisions by management related to possible asset impairments, regulation and litigation matters. Undue reliance should not be placed on such forward-looking statements as they speak only as of the date made. Additional information regarding these and other risks is contained in our periodic filings with the Securities and Exchange Commission.

PART I

Item 1. Business.

Introduction

The Home Depot, Inc. ("Home Depot" or the "Company") is the world's largest home improvement retailer and the second largest retailer in the United States, based on net sales for the fiscal year ended January 30, 2005 ("Fiscal 2004"). At the end of Fiscal 2004, we were operating 1,890 stores. Most of our stores are either Home Depot® stores or EXPO Design Center® stores. A description of each of these types of stores is as follows:

Home Depot stores sell a wide assortment of building materials, home improvement and lawn and garden products and provide a number of services. Home Depot stores average approximately 106,000 square feet of enclosed space, with approximately 22,000 additional square feet in the outside garden area. At the end of Fiscal 2004, we had 1,818 Home Depot stores located throughout the United States (including the territories of Puerto Rico and the Virgin Islands), Canada and Mexico. EXPO Design Center stores sell products and services primarily for home decorating and remodeling projects. Unlike Home Depot stores, EXPO Design Center stores do not sell building materials and lumber. EXPO Design Center stores offer interior design products, such as kitchen and bathroom cabinetry, soft and hard flooring, window treatments and lighting fixtures. EXPO Design Center stores average approximately 100,000 square feet of enclosed space. At the end of Fiscal 2004, we were operating 54 EXPO Design Center stores in the United States.

In addition to Home Depot and EXPO Design Center stores, we also have two store formats focused on professional customers called The Home Depot Supply store and Home Depot Landscape Supply. At the end of Fiscal 2004, we were operating five The Home Depot Supply stores and 11 Home Depot Landscape Supply stores. We also have two stores located in Texas and Florida called The Home Depot Floor Store that sell primarily flooring products. Our Landscape Supply locations are designed to extend the reach of Home Depot's garden departments, focusing on professional landscapers and do-it-yourself garden enthusiasts. Each location has a heated/cooled space of about 12,000 square feet, a covered greenhouse and 1 to 3 acres of fenced-in "Pro-Yard." We currently plan to open a total of 175 stores during Fiscal 2005.

The Home Depot Supply distributes products and sells installation services primarily to businesses and governments. During Fiscal 2004, The Home Depot Supply operated primarily through five subsidiaries, Apex Supply Company, Inc. ("Apex Supply Company"), Your Other Warehouse, LLC ("Your Other Warehouse"), The Home Depot Supply, Inc. ("The Home Depot Supply"), White Cap Industries, Inc. ("White Cap") and HD Builder Solutions Group, Inc. ("HD Builder Solutions Group"). Apex Supply Company, The Home Depot Supply, and HD Builder Solutions Group conduct business under The Home Depot Supply brand, and HD Builders Solutions Group also conducts business under the Creative Touch Interiors brand. Apex Supply Company is a wholesale supplier of plumbing, HVAC, appliances and other related professional products with 26 locations in Florida, Georgia, South Carolina and Tennessee. Your Other Warehouse is a plumbing, lighting and hardware distributor that focuses on special order fulfillment through five distribution centers in Georgia, Louisiana, Maryland and Nevada and one call center located in Louisiana. The Home Depot Supply supplies maintenance, repair and operating products serving primarily the multi-family housing, hospitality and lodging facilities management market. The Home Depot Supply fills orders through 20 distribution centers located in Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Maryland, Massachusetts, Missouri, Ohio, Texas, Virginia, and Washington. White Cap distributes specialty hardware, tools and materials to construction contractors. HD Builder Solutions Group provides products and arranges installation services for production homebuilders through 27 locations in Arizona, California, Colorado, Delaware, Florida, Indiana, Kentucky, Maryland, Michigan, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, and Virginia.

The Home Depot, Inc. is a Delaware corporation that was incorporated in 1978. Our Store Support Center (corporate office) is located at 2455 Paces Ferry Road, N.W., Atlanta, Georgia 30339. Our telephone number is 770-433-8211.

We maintain an Internet web site at www.homedepot.com. We make available on our web site, free of charge, our Annual Reports to stockholders, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and Forms 3, 4 and 5 as soon as reasonably practicable after filing such documents with, or furnishing such documents to, the Securities and Exchange Commission.

We have included our web site addresses throughout this filing only as textual references. The information contained on our web sites is not incorporated by reference into this Form 10-K.

Retail Businesses

Home Depot Stores

Operating Strategy.    The operating strategy of Home Depot is to offer a broad assortment of high-quality merchandise and services at competitive prices using knowledgeable, service-oriented personnel and strong marketing and credit promotions. We believe that our associates' knowledge of products and home improvement techniques and applications is very important to our marketing approach and our ability to maintain and enhance customer satisfaction.

Customers.    Home Depot stores serve three primary customer groups:

  •
  Do-It-Yourself ("D-I-Y") Customers:    These customers are typically homeowners who purchase products and complete their own projects and installations. To complement the expertise of our associates, Home Depot stores offer "how-to" clinics taught by associates and merchandise vendors.

  •
  Do-It-For-Me ("D-I-F-M") Customers:    These customers are typically homeowners who purchase materials themselves and hire third parties to complete the project and/or installation. We arrange for the installation of a variety of Home Depot products through qualified independent contractors.

  •
  Professional Customers:    These customers are professional remodelers, general contractors, repairmen and tradesmen. In many stores we offer a variety of programs to these customers, including additional delivery and will-call services, dedicated staff, extensive merchandise selections and expanded credit programs, all of which we believe increase sales to this group.

Products.    A typical Home Depot store stocks 40,000 to 50,000 products during the year, including both national brand name and proprietary items. The following table shows the percentage of revenues of each major product group (and related services) for each of the last three fiscal years:

	Percentage of Revenues for Fiscal Year Ended
Product Group	Jan. 30, 2005	Feb. 1, 2004	Feb. 2, 2003
Building materials, lumber and millwork	24.4%	23.2%	23.1%
Plumbing, electrical and kitchen	29.0	28.9	28.7
Hardware and seasonal	26.9	27.6	27.4
Paint, flooring and wall coverings	19.7	20.3	20.8

Total	100.0%	100.0%	100.0%

We buy our store merchandise from suppliers located throughout the world. We are not dependent on any single supplier. Most of our merchandise is purchased directly from manufacturers, which eliminates "middleman" costs. We believe that competitive sources of supply are readily available for substantially all of the products we sell in Home Depot stores.

To complement and enhance our product selection, we have formed strategic alliances and exclusive relationships with certain suppliers to market products under a variety of well-recognized brand names. During Fiscal 2004, we offered a number of proprietary and exclusive brands across a wide range of departments including, but not limited to, John Deere® lawn and garden tractors; Thomasville® kitchen and bathroom cabinets; Silestone® countertops; RIDGID® power tools; Behr Premium Plus® paint; Mill's Pride® cabinets; Husky® hand tools; GE SmartWater™ water heaters; Philips® light bulbs; Toro® lawn mowers; Vigoro® lawn care products; GAF® roofing products; Honda® lawn mowers and Lithonia Lighting™ fluorescent lighting products. We may consider additional strategic alliances and relationships with other suppliers and will continue to assess opportunities to expand the range of products available under brand names that are exclusive to The Home Depot.

We maintain a global sourcing merchandise program to source high-quality products directly from manufacturers. This gives our customers a broader selection of innovative products and better value, while enhancing our gross margin. Our product development merchants travel internationally to identify opportunities to purchase items directly for our stores. Additionally, we have two sourcing offices located in Shanghai and Shenzhen, China, and have a product development merchant located in Bonn, Germany. We also have product development merchants, as well as a sourcing office, in Monterrey, Mexico. These initiatives enable us to improve product features and quality, to import products not currently available to our customers and to offer products at a lower price than would otherwise be available if purchased from third-party importers. We currently source products from more than 600 factories in approximately 35 countries.

Services.    Home Depot stores offer a variety of installation services. These services target D-I-F-M customers who select and purchase materials for a project and then arrange for professional installation through the Company. Our installed sales programs use only qualified independent contractors throughout the U.S. and Canada. These programs include the installation of products that are sold in our stores, such as carpeting, flooring, cabinets, water heaters and countertops, as well as other products such as generators and furnace and central air systems.

Store-Related Programs.    We continually assess our business to find opportunities to increase customer loyalty, thereby increasing sales. Accordingly, we implemented or expanded a number of in-store initiatives in Home Depot stores and programs aimed at supporting store operations during Fiscal 2004, including:

  •
  Professional Business Customer Initiative. We are committed to being the supplier of choice to a variety of professional customers, including remodelers, carpenters, plumbers, painters, electricians, building maintenance professionals and designers. During Fiscal 2004, we continued to expand our "Pro" initiative, which adds service-related programs to our stores that are designed to increase sales to professional customers. Stores participating in the program have added associates at a sales desk dedicated to providing more personalized service to professional customers, including managing accounts and taking and filling orders for pick-up or delivery. Additionally, during the hours when professionals typically shop, these stores have assigned sales associates in certain departments to better assist these customers. We have also increased the available quantities of products typically purchased by professionals in bulk, and we offer certain items in each department packaged in bulk to provide additional savings. While aimed at the professional customer, this program also enables us to provide D-I-Y customers with improved customer service, including delivery and will-call services, expanded credit programs and additional merchandise. Through this initiative, we have identified best practices in serving our professional customers that are being implemented in many of our stores without material additional costs. By the end of Fiscal 2004, we had expanded the Pro initiative into 1,563 stores, 207 of which were added during the year. We anticipate that during Fiscal 2005, we will expand this initiative to approximately 165 additional stores, including new stores.

  •
  Appliance Sales. During Fiscal 2004, we continued the roll-out of our appliance sales program on our web site and throughout our stores in the U.S. Through this program we sell appliances manufactured by General Electric®, Maytag® and other leading manufacturers. We display and stock the more popular appliances in our stores and offer the ability to special order approximately 2,300 additional products through computer kiosks located in stores. Through the computer kiosks we can check inventory and arrange for delivery to the customer directly from the manufacturer as soon as 48 hours after the order is placed. Appliance showrooms were in 1,787 of our stores at the end of Fiscal 2004, and we anticipate adding the appliance sales program to an additional 165 stores by the end of Fiscal 2005.

  •
  Designplace Initiative. We continued to implement our Designplace® initiative during Fiscal 2004, rolling the initiative out to an additional 162 stores and bringing the total to 1,787 stores at the end of Fiscal 2004 from 1,625 stores at the end of Fiscal 2003. This initiative offers an enhanced shopping experience to our design and décor customers by providing personalized service from specially-trained associates and enhanced merchandise selection in an attractive setting. We expect to add the Designplace initiative to 165 additional stores during Fiscal 2005.

  •
  Tool Rental Centers. As part of our efforts to satisfy a broad range of the needs of our professional and D-I-Y customers, we offer a tool rental center in certain stores. We rent approximately 350 commercial-quality tools and equipment in 12 categories, including saws, floor sanders, generators, gas powered lawn equipment and plumbing tools. Customers can rent the tools on an hourly, daily, weekly or monthly basis. Our associates who work in the tool rental center receive special training in the use and maintenance of tools. At the end of Fiscal 2004, we had tool rental centers in 1,061 stores compared to 825 stores at the end of Fiscal 2003. By the end of Fiscal 2005, we anticipate having tool rental centers in approximately 1,186 stores. We believe that offering this service increases the sales of related merchandise without reducing the sales of equipment similar to that available for rental.

  •
  Customer Contact Center. Since Fiscal 2001, we have had a customer contact center to assist with expediting special orders and managing installation projects. The customer contact center also supports the sale and installation of roofing, siding, windows, water heaters, gutters, fencing and HVAC equipment nationwide. Calls come into the center where customer service representatives assist customers with product selection and scheduling installations. The orders are then fulfilled through our stores or by third-party service providers. During 2005, we anticipate opening an additional customer contact center to support approximately 500-750 additional stores. We believe that customer contact centers help us provide better customer service, both in our stores and on the phone, while reducing costs.

  •
  Customer Education Programs. We offer several programs to enhance the skills of our D-I-Y customers. Our associates and vendors teach "how-to" clinics that focus on D-I-Y projects, such as installing garbage disposals, laying patio pavers or building a deck. In addition to the clinics, we offer Home Depot University®, which presents four-week modules allowing our customers to learn about several facets of a home improvement topic. For example, a room enhancement module may provide instruction on paint, wallpaper and window treatments. Through The Home Depot's Kids WorkshopSM program, children are instructed in tool safety and complete a small building project, such as a birdhouse or tool box. We believe that these types of educational programs increase our sales by encouraging our customers to undertake more projects, differentiating us from our competition and reinforcing our position as experts in home improvement.

Store Growth

United States. At the end of Fiscal 2004, we were operating 1,657 Home Depot stores in the United States, including the territories of Puerto Rico and the Virgin Islands. During Fiscal 2004, we opened 142 new Home Depot stores in the U.S. Although these new store openings occurred primarily in existing markets, we continued our geographic expansion by opening stores in a number of new markets.

To increase customer service levels, gain incremental sales and enhance long-term market penetration, we often open new stores near the edge of market areas served by existing stores. While these openings may initially have a negative impact on comparable store sales growth, we believe this "cannibalization" strategy increases customer satisfaction and our overall market share by reducing delays in shopping, increasing utilization by existing customers and attracting new customers to more convenient locations. At the end of Fiscal 2004, we believe that approximately 17% of our stores were cannibalized by certain new stores.

Canada. At the end of Fiscal 2004, we were operating 117 Home Depot stores in nine Canadian provinces. Of these stores, 15 were opened during Fiscal 2004. During Fiscal 2005, we plan to open 19 additional stores in Canada.

Mexico. At the end of Fiscal 2004, we were operating 44 stores in Mexico. Of these stores, 20 were acquired as part of the June 2004 acquisition of Home Mart Mexico, S.A. de C.V., the second largest home improvement retailer in Mexico. During Fiscal 2005, we plan to open 10 additional stores in Mexico.

China. At the end of 2004, the Company entered into an arrangement to lease commercial space in Shanghai to support a retail initiative in China. The Company is currently pursuing its strategy for entry into the China home improvement marketplace.

EXPO Design Center Stores

Operating Strategy.    The operating strategy behind our EXPO Design Center stores is to be a complete home decorating and remodeling resource. Each store offers 12 specialty businesses under one roof and features design showrooms with full-size displays to help customers visualize the end result of interior design projects. To assist our customers, we also offer complete project management and installation services. Accordingly, we employ associates who have expertise in designing, planning and completing decorating and remodeling projects.

Customers.    Typically, customers at EXPO Design Center stores are middle- to upper- income D-I-F-M customers, who purchase merchandise for installation by others. Accordingly, we offer installation services through qualified independent contractors for most of the products we sell at these stores. Additionally, our professional customers are generally custom builders, remodelers, designers and architects.

Products and Services.    EXPO Design Center stores offer interior design products and installation services for kitchens, baths, appliances and flooring, as well as products for lighting, decorating and storage and organization projects. EXPO Design Center stores offer a broad range of merchandise in an effort to meet the needs of shoppers whose interior design preferences may be beyond the items available in a Home Depot store. While there is minimal overlap between the products offered in Home Depot stores and EXPO Design Center stores, those products available at EXPO Design Center stores represent a more distinctive assortment of merchandise. In addition to nationally advertised brand name products, we also offer items that must be special ordered or that are typically offered only through showrooms.

Store Growth.    During Fiscal 2004, we did not open additional EXPO Design Center stores. We currently do not anticipate opening additional EXPO Design Center stores in Fiscal 2005.

Other Businesses

The Home Depot Supply

Apex Supply Company

Apex Supply Company, now doing business under The Home Depot Supply brand, is a wholesale distributor of plumbing, HVAC, appliances and other related products primarily to trade and mechanical contractors. Apex Supply Company employs approximately 580 associates through 26 locations in Florida, Georgia, South Carolina and Tennessee.

HD Builder Solutions Group

HD Builder Solutions Group, now doing business under The Home Depot Supply and Creative Touch Interiors brands, provides builder design centers for production homebuilders with solutions for flooring, countertops and window treatments. HD Builder Solutions Group has relationships with each of the top 10 homebuilders in the United States, as well as other regional and local homebuilders. Through these operations we manage the complete process, from helping customers make design choices to scheduling and overseeing the installation of flooring, countertops and window treatments for entire housing communities. HD Builder Solutions Group currently conducts operations from 27 facilities and employs approximately 1,700 associates. In January 2004, HD Builder Solutions Group acquired Creative Touch Interiors, Inc., which offers flooring, countertops, window treatments and design services for production homebuilders in California and Nevada. On January 31, 2005, HD Builders Solutions Group acquired Grand Floor Designs, Inc., which offers flooring, countertops, window treatments, cabinets and design services for production homebuilders in California and Nevada.

The Home Depot Supply Stores

The Home Depot Supply stores offer personal service to contractors and other professional customers by providing experienced account managers, expanded lumber and building material assortments, greater quantities of merchandise and expanded delivery services. At the end of Fiscal 2004, we were operating five of these stores in Arizona, California, Colorado and Texas.

The Home Depot Supply

The Home Depot Supply is a leading distributor of maintenance, repair and operating supplies to the multi-family housing, hospitality and lodging industries. Through its catalogs, direct mail and field sales representatives, The Home Depot Supply offers approximately 15,000 items. The Home Depot Supply, which employs approximately 1,900 associates, emphasizes accurate order taking, delivery and personalized service. Orders are typically placed over the telephone, through a field sales representative or through the company's web site at www.hdsupply.com. Orders are filled through one of The Home Depot Supply's 20 distribution centers and are shipped for same-day or next-day delivery to customers across the United States.

Your Other Warehouse

Your Other Warehouse is a distributor of special order faucet and plumbing fixtures, lighting, fan and hardware products for Home Depot and EXPO Design Center stores and a variety of other third-party resellers. Your Other Warehouse carries over 40,000 products from over 130 vendors, including Kohler®, American Standard® and other major manufacturers. Your Other Warehouse operates five distribution facilities and a call center and has approximately 900 associates.

White Cap

White Cap is a leading supplier of specialty hardware, tools and materials throughout the United States. White Cap employs approximately 2,200 associates and offers a broad range of products through a network of 77 branch locations in 17 states. White Cap markets its products to large- and medium-sized professional contractors who utilize these products in a wide range of commercial, industrial, residential and infrastructure construction projects. White Cap supplies building materials and structural hardware, as well as power and hand tools.

Internet

Our primary web site is located at www.homedepot.com. This site offers an assortment of products available for sale, information about our products and projects, calculators to estimate the amount and kinds of materials needed to complete a project, as well as information about our Company (including store locations and hours of operation) and links to our other on-line businesses. As with our stores, the focus of our web site is on providing information and customer service. We believe our Internet site provides us with an opportunity to build relationships with our customers, educate our customers, improve service, provide convenient shopping from home and increase store sales. Customers may also order select products from www.expo.com, the web site of our EXPO Design Center stores, and obtain information about these stores and the products and services they offer.

Through www.homedepot.com, we offer an assortment of approximately 15,000 items for sale. These items are selected based on their potential for on-line sales and their ability to be delivered via overnight delivery service. Managing product selection and pricing nationally allows us to promote the same product and price to all visitors to our web sites and allows us to leverage certain on-line marketing channels that reach across many or all Home Depot store pricing markets.

During Fiscal 2004, we continued to enhance the content of www.homedepot.com to describe each of the installation services offered by the Company and added the capability to allow potential customers to conveniently sign up on-line for in-home consultations. We anticipate continuing to improve the quality and quantity of services-related content on-line.

In Fiscal 2003, we launched www.homedepot.ca to service our Canadian customers. The site provides information on The Home Depot, and a store locator, as well as a link to www.homedepot.com. The web site is bilingual to service our customers in Canada's two official languages, English and French.

Store Support Services

Information Technologies.    During Fiscal 2004, we continued our investment in technology infrastructure with the purchase of a major technology center. Located in Austin, Texas, this new center will allow us to continue to grow and expand our operations. The center will also be used to house engineers and software developers, leveraging high-tech resources from another geographical location. We also upgraded our in-store wireless networks to the latest technology allowing for future improvements in mobile computing applications, such as receiving, ordering, and improved associate communications.

We continued to improve our technology in other areas of the Company's stores. We implemented self-checkout systems in over 1,000 stores and completed the roll-out of our new point-of-sale software platform, including new cordless scan guns. These system upgrades further enhance the customer checkout experience.

While our technology investments have primarily focused on our stores, we have made technology improvements in support of our administrative functions. During Fiscal 2004, we completed the implementation of SAP's core financial systems. The implementation of SAP consolidated and streamlined our store-based financial systems and provided an increase in functionality while remaining scalable to support our continued growth. We also implemented a new Human Resource Management System to assist in associate tracking, performance management and career planning. In addition, we delivered significant technology to support the storage and management of information in the areas of sales, inventory and labor via our new Enterprise Data Warehouse.

Associate Development.    At the end of Fiscal 2004, we employed approximately 325,000 associates, of whom approximately 23,700 were salaried, with the remainder compensated on an hourly or temporary basis. Approximately 68% of our associates are employed on a full-time basis. We believe that our employee relations are good. To attract and retain qualified personnel, we seek to maintain competitive salary and wage levels in each market we serve.

We develop our training programs in a continuing effort to service the needs of our customers and associates. These programs, including mandatory product knowledge training classes, are designed to increase associates' knowledge of merchandising departments and products, and to educate, develop and test the skills of our associates. Because we primarily promote or relocate current associates to serve as managers and assistant managers for new stores, training and assessment of our associates is essential to our growth. Our district managers and store managers typically meet with our human resources managers to discuss the development of assistant managers and department heads.

We have implemented programs in our stores and divisional offices to ensure that we hire and promote the most qualified associates in a non-discriminatory way. One of the most significant programs we have is our annual Human Resources Review process, which assesses leaders and teams, reviews succession planning and executive pipeline, high potential associates, staffing, retention, diversity, training and compliance. The program is closely linked to our Performance Management Process, which evaluates the performance, leadership and potential of all associates. We also maintain a list of qualified associates who are interested in new assignments and of qualified outside applicants that can be reviewed when positions become available.

Marketing.    We are one of the nation's largest retail advertisers, and we utilize a broad range of mass media and targeted media. We also incorporate major sponsorships into our marketing plan, such as NASCAR®, the U.S. Olympic® team, The Home Depot Center, ESPN Game Day®, CBS® College Football and a number of home and garden shows. We extend our reach and educate our customers through proprietary publications, such as the 1-2-3® home improvement book series.

We execute our marketing campaigns on both a national and local basis. Because our stores are located throughout the United States, Canada and Mexico, we can achieve greater efficiencies than smaller retailers by using national advertising. At the same time, we tailor our advertising locally to respond to market differences, both in terms of products and the competitive environment.

Credit Services.    Home Depot offers credit purchase programs through third-party credit providers to both professional customers and D-I-Y and D-I-F-M customers. In Fiscal 2004, approximately 3.1 million new Home Depot credit accounts were opened, bringing the total number of Home Depot account holders to approximately 14.0 million. Proprietary credit card sales accounted for approximately 24% of store sales at Fiscal 2004 year end. We also offer an unsecured Home Improvement Loan that gives our customers the opportunity to finance the purchase of products and services in our stores. We believe that this loan program not only supports large sales, such as kitchen and bath remodels, but also generates incremental sales from our customers.

Intellectual Property.    Through our wholly-owned subsidiary, Homer TLC, Inc., we have registered or applied for registration for a variety of trade names, service marks, trademarks and copyrights for use in our businesses, including The Home Depot®; EXPO Design Center® stores; Hampton Bay® fans, lighting and accessories; Glacier Bay® toilets, sinks and faucets; Pegasus® faucets and bath accessories; Commercial Electric® lighting fixtures; Workforce® tools, tool boxes and shelving; and PremiumCut® lumber. We regard our intellectual property as having significant value and as being an important factor in the marketing of our brand and stores. We are not aware of any facts that could be expected to negatively impact our intellectual property.

Quality Assurance Program.    For our globally-sourced products that we directly import, we have a quality assurance program. Through this program, we have established criteria for supplier and product performance, which measure factors such as product quality and timeliness of shipments. The performance record is made available to the factories to allow them to strive for improvement. The quality assurance program addresses three main components: the factory, products and packaging.

  •
  the factory development group ensures all direct import factories are assessed and qualified to manufacture quality products that meet the expectations we have developed, as well as to assess their compliance with Home Depot policies;

  •
  the product engineering group authorizes laboratories to test products prior to purchase and ensures that qualified inspectors conduct inspections at the factory to ensure consistent compliance with our requirements, applicable national and international standards, and features determined by our merchants; and

  •
  the package engineering group authorizes laboratories to test packaging prior to purchase and ensures that qualified inspectors inspect packaging at the factory to ensure consistent compliance with all relevant requirements.

Logistics.    We use several mechanisms to lower distribution costs and increase our efficiencies. Import distribution centers process our globally-sourced merchandise. At the end of Fiscal 2004, we had 13 import distribution centers located in the United States and Canada. At the end of Fiscal 2004, we also had 30 lumber distribution centers in the United States and Canada to support the lumber demands of our stores and 10 transit facilities. At our transit facilities, we receive merchandise from manufacturers and immediately provide transfer onto trucks for delivery to our stores. The transit facility network will provide service to approximately 80% of our stores in the continental United States by the end of 2005. We also operate other specialty distribution centers for specific merchandise needs. The distribution centers and transit facilities allow us to provide high service levels to our stores at relatively low costs. At the end of Fiscal 2004, approximately 40% of the merchandise shipped to our stores was processed through our network of distribution centers and transit facilities. As our networks evolve, we expect to increase the percentage of merchandise processed by our facilities. The remaining merchandise will be shipped directly from our suppliers to our stores.

In addition to replenishing merchandise supplies at our stores, we also provide delivery services directly to our customers. We continually assess opportunities to improve our distribution network to better satisfy the needs of our stores and our customers and to lower costs.

Environmental, Health & Safety (EH&S).    We are committed to maintaining a safe environment for our customers and associates, and protecting the environment of the communities in which we do business. Our EH&S Department consists of a team of directors and managers in the field focused primarily on education and training, as well as an Atlanta-based team of dedicated EH&S professionals who evaluate, implement and enforce policies and processes Company-wide. Our EH&S Department is responsible for managing our Global EH&S program, which is implemented in partnership with store-level associates, store and Division management, and the Human Resources and Merchandising Departments. The primary elements of our EH&S program are (1) establishment of EH&S standards and processes for all aspects of store operations and merchandising, (2) effective training of appropriate associates on all applicable standards and (3) verifying compliance with established EH&S standards.

Competition.    Our business is highly competitive, based in part on price, store location, customer service and depth of merchandise. In each of the markets we serve, there are a number of other home improvement stores, electrical, plumbing and building materials supply houses and lumber yards. With respect to some products, we also compete with discount stores, local, regional and national hardware stores, mail order firms, warehouse clubs, independent building supply stores and, to a lesser extent, other retailers. In addition to these entities, our EXPO Design Center stores compete with specialty design stores or showrooms, some of which are only open to interior design professionals. Due to the variety of competition we face, we are unable to precisely measure the impact on our sales by our competitors. We estimate that our share of the U.S. home improvement industry is approximately 12% and we believe that we are an effective and significant competitor in our markets.

Item 2. Properties.

The following tables show locations of the 1,657 Home Depot stores located in the United States and its territories and the 161 stores outside of the United States at the end of Fiscal 2004:

U.S. Locations	Number of Stores
Alabama	23
Alaska	4
Arizona	44
Arkansas	11
California	186
Colorado	37
Connecticut	22
Delaware	6
District of Columbia	1
Florida	126
Georgia	65
Hawaii	7
Idaho	11
Illinois	62
Indiana	23
Iowa	8
Kansas	14
Kentucky	14
Louisiana	23
Maine	10
Maryland	38
Massachusetts	40
Michigan	67
Minnesota	29
Mississippi	12
Missouri	29
Montana	6
Nebraska	8
Nevada	14
New Hampshire	17
New Jersey	61
New Mexico	13
New York	90
North Carolina	38
North Dakota	1
Ohio	60
Oklahoma	13
Oregon	18
Pennsylvania	60
Puerto Rico	8
Rhode Island	7
South Carolina	20
South Dakota	1
Tennessee	30
Texas	153
Utah	17
Vermont	4
Virgin Islands	1
Virginia	38
Washington	35
West Virginia	4
Wisconsin	26
Wyoming	2

Total U.S.	1,657

International Locations	Number of Stores
Canada:
Alberta	15
British Columbia	16
Manitoba	5
New Brunswick	1
Nova Scotia	3
Ontario	60
Prince Edward Island	1
Quebec	14
Saskatchewan	2

Total Canada	117
Mexico:
Baja California	2
Chihuahua	5
Coahuila	2
Distrito Federal	7
Durango	1
Guanajuato	2
Guerrero	1
Jalisco	2
Michoacan	1
Morelos	1
Nuevo León	5
Puebla	1
Queretaro	1
Quintana Roo	1
San Luis Potosi	1
Sinaloa	1
Sonora	1
State of Mexico	6
Tabasco	1
Tamaulipas	1
Yucatan	1

Total Mexico	44

The following table shows the number of the EXPO Design Center stores located in the United States at the end of Fiscal 2004:

U.S. Locations	Number of Stores
Arizona	1
California	14
Colorado	1
Florida	5
Georgia	3
Illinois	5
Kansas	1
Maryland	2
Massachusetts	2
Michigan	3
Missouri	1
New Jersey	3
New York	5
Ohio	1
Tennessee	1
Texas	5
Virginia	1

Total EXPO Design Center	54

Additionally, at the end of Fiscal 2004, we had 26 Apex Supply Company locations, of which one is located in Florida, 18 are located in Georgia, two are located in South Carolina and five are located in Tennessee; five The Home Depot Supply stores located in California, Arizona, Texas and Colorado; 11 Home Depot Landscape Supply stores located in Georgia and Texas; two The Home Depot Floor Stores located in Florida and Texas; and five Your Other Warehouse distribution centers located in Georgia, Louisiana, Maryland and Nevada.

The Home Depot Supply has 20 distribution centers located in Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Maryland, Massachusetts, Missouri, Ohio, Texas, Virginia and Washington.

White Cap has 77 branch locations in Arkansas, Arizona, California, Colorado, Georgia, Iowa, Indiana, Kentucky, Missouri, Nebraska, New Mexico, Nevada, Ohio, Oregon, Texas, Utah and Washington.

HD Builder Solutions Group conducts its operations through 27 locations in Arizona, California, Colorado, Delaware, Florida, Indiana, Kentucky, Maryland, Michigan, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania and Virginia.

Of our 1,890 Home Depot stores, EXPO Design Center stores, Home Depot Landscape Supply stores, The Home Depot Supply stores and The Home Depot Floor Stores, at Fiscal 2004 year end approximately 86% were owned (including those owned subject to a ground lease) consisting of approximately 173 million square feet, and approximately 14% of such stores were leased consisting of approximately 27.6 million square feet. In recent years, we have increased the relative percentage of new stores that are owned. We generally prefer to own stores because of greater operating control and flexibility, generally lower occupancy costs and certain other economic advantages. We believe that at the end of existing lease terms, our current leased space can be either relet or replaced by alternate space for lease or purchase that is readily available.

Our executive, corporate staff and financial offices occupy approximately 1.9 million square feet of leased and owned space in Atlanta, Georgia. At the end of Fiscal 2004, we occupied an aggregate of approximately 3.9 million square feet, of which approximately 2.2 million square feet is owned and approximately 1.6 million square feet is leased, for divisional store support centers, subsidiary store support centers and subsidiary customer support centers. At the end of Fiscal 2004, the primary support centers were located in Orange, California; Washington, D.C.; Tampa, Florida; Atlanta, Georgia; Arlington Heights, Illinois; Canton, Massachusetts; South Plainfield, New Jersey; Dallas, Texas; Tukwila, Washington; Toronto, Ontario and Quebec, Canada; Monterrey and Juarez, Mexico; and Shenzhen and Shanghai, China.

At the end of Fiscal 2004, we utilized approximately 20.1 million square feet of warehousing and distribution space, of which approximately 2.1 million is owned and approximately 18.0 million is leased.

Item 3. Legal Proceedings.

The Company is a party to various legal proceedings arising in the ordinary course of its business, but is not currently a party to any legal proceeding that management believes will have a material adverse effect on our consolidated financial position or our results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of Fiscal 2004.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

	Price Range
			Cash Dividends Declared
	High	Low
Fiscal Year 2004
First Quarter Ended May 2, 2004	$37.84	$35.01	$ .085
Second Quarter Ended August 1, 2004	$36.30	$32.34	$ .085
Third Quarter Ended October 31, 2004	$41.50	$32.39	$ .085
Fourth Quarter Ended January 30, 2005	$44.30	$40.28	$ .100
Fiscal Year 2003
First Quarter Ended May 4, 2003	$28.76	$20.18	$ .06
Second Quarter Ended August 3, 2003	$34.72	$27.85	$ .07
Third Quarter Ended November 2, 2003	$37.84	$30.10	$ .07
Fourth Quarter Ended February 1, 2004	$37.89	$31.93	$ .07

During Fiscal 2004, 2003 and 2002, the Company repurchased shares of its outstanding Common Stock having a value of approximately $6.7 billion pursuant to authorizations to purchase up to $7 billion approved by the Board of Directors. During Fiscal 2005, the Board of Directors authorized an additional repurchase of shares of the Company's common stock having a value of $2 billion. The number and average price of shares purchased in each fiscal month of the fourth quarter of Fiscal 2004 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Nov. 1, 2004 – Nov. 28, 2004	452,600	$ 42.68	186,235,702	$ 904,750,255
Nov. 29, 2004 – Dec. 26, 2004	6,089,300	$ 42.30	192,325,002	$ 647,052,250
Dec. 27, 2004 – Jan. 30, 2005	8,125,400	$ 41.70	200,450,402	$ 308,040,057

As of March 28, 2005, there were approximately 200,000 stockholders of record and approximately 2,200,000 individual stockholders holding stock under nominee security position listings.

During the fourth quarter of Fiscal 2004, the Company issued 1,486 deferred stock units under The Home Depot, Inc. Non Employee Directors' Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The deferred stock units convert to shares of Common Stock on a one-for-one basis following a termination of service as described in this plan.

Item 6. Selected Financial Data.

The information required by this item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition — Selected Consolidated Statements of Earnings Data" in the Company's Fiscal 2004 Annual Report and is attached as Exhibit 13 hereto.

Item 7.  Management's Discussion and Analysis of Financial Conditions and Results of Operations.

The information required by this item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's Fiscal 2004 Annual Report and is attached as Exhibit 13 hereto.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is incorporated by reference to the sections entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition — Quantitative and Qualitative Disclosures About Market Risk" in the Company's Fiscal 2004 Annual Report and is attached as Exhibit 13 hereto.

Item 8. Financial Statements and Supplementary Data.

The information required by this item is incorporated by reference to the sections entitled "Consolidated Statements of Earnings," "Consolidated Balance Sheets," "Consolidated Statements of Stockholders' Equity and Comprehensive Income," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and "Reports of Independent Registered Public Accounting Firm" in the Company's Fiscal 2004 Annual Report and is attached as Exhibit 13 hereto.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) during the fiscal quarter ended January 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report

Management's report and the report of independent registered public accounting firm on internal control over financial reporting are incorporated by reference to the Company's Fiscal 2004 Annual Report and is attached as Exhibit 13 hereto.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information concerning the Board of Directors of the Company, the members of the Company's Audit Committee, the Company's Audit Committee Financial Expert, the Company's Code of Ethics and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the sections entitled "Election of Directors and Director Biographies," "Board of Directors Information" and "General — Compliance with Section 16(a) Beneficial Ownership Reporting Requirements" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 2005 (the "Proxy Statement").

Executive Officers

Executive officers of the Company are appointed by, and serve at the pleasure of, the Board of Directors. At the end of Fiscal 2004, the Executive Officers of the Company were as follows:

ROBERT L. NARDELLI, age 56, has been President and Chief Executive Officer since December 2000 and Chairman since January 1, 2002. Prior thereto, Mr. Nardelli served as President and Chief Executive Officer of GE Power Systems, a division of General Electric Company, since 1995.

FRANCIS S. BLAKE, age 55, has been Executive Vice President — Business Development and Corporate Operations since March 2002. He was formerly the Deputy Secretary of Energy from May 2001 until March 2002. From June 2000 until May 2001, he was a Senior Vice President at General Electric Company and was Vice President of GE Power Systems, from February 1996 until June 2000. Mr. Blake also serves as a director of The Southern Company.

JOHN H. COSTELLO, age 57, has been Executive Vice President — Merchandising and Marketing since August 2003. He previously served as the Company's Executive Vice President — Chief Marketing Officer from November 2002 to August 2003. He was formerly an advisor to and Chief Global Marketing Officer for Yahoo! Inc. from September 2001 until November 2002. From September 1999 until August 2001, he was the Chief Executive Officer of MVP.com. He was President of AutoNation, Inc. from December 1998 until August 1999 and Senior Executive Vice President of Sears from April 1993 until December 1998. Mr. Costello currently serves as a director of The Bombay Company, Inc.

ROBERT P. DeRODES, age 54, has been Executive Vice President — Chief Information Officer since February 2002. He previously served as President and Chief Executive Officer of Delta Technology, Inc. and Chief Information Officer for Delta Air Lines, Inc. from September 1999 until February 2002. From February 1995 to September 1999, he served as Senior Technology Officer at Citibank for the Card Products Group. From February 1993 to February 1995, he was President, Sabre Development Services for the Sabre Group Holdings, Inc., a subsidiary of American Airlines, Inc.

DENNIS M. DONOVAN, age 56, has been Executive Vice President — Human Resources since April 2001. From October 1998 until that time he served as Senior Vice President — Human Resources of Raytheon Company, and from 1972 until September 1998, Mr. Donovan held various positions in human resources with the General Electric Company having been named an officer of GE in 1991. His final position with GE was as Vice President — Human Resources of GE Power Systems.

FRANK L. FERNANDEZ, age 54, has been Executive Vice President — Corporate Secretary & General Counsel since April 2001. From 1990 until that time he was managing partner at the law firm of Fernandez, Burstein, Tuczinski and Collura, P.C., and also served as Lecturer, Assistant Professor and Director of the MS Tax Program at The State University of New York at Albany.

CARL C. LIEBERT, III, age 39, has been Senior Vice President — Operations since June 2004. From August 2003 until June 2004, he served as Vice President — Operations. From 2001 until 2003, he served as a Division President of Circuit City Stores, Inc.

BRUCE A. MERINO, age 51, has been the West Coast Division President since May 2000. From October 1996 through May 2000 he served as the Company's Merchandising Vice President.

WILLIAM E. PATTERSON, age 58, has been President — Asia since June 2004. Prior thereto he served as Central Division President since December 2002. From September 2002 until December 2002, he served as Midwest Division President, and from July 2001 to September 2002 he served as Northwest Division President. Mr. Patterson served as a Regional Vice President from July 2000 until July 2001 and as Senior Vice President-International New Business Development from September 1999 until June 2000.

JOHN PAUL RAINES, age 41, has been Southern Division President since February 2005. Prior thereto he served as Regional Vice President — Florida from April 2003 through January 2005. From December 2002 through March 2003, Mr. Raines served as Vice President — Store Operations, and from April 2000 through November 2002, Mr. Raines served as Director of Labor Management.

TROY A. RICE, age 42, has been Northern Division President since February 2005. From June 2004 through January 2005, Mr. Rice served as Central Division President. He was previously Senior Vice President — Operations from August 2002 until June 2004. From August 2001 until August 2002 he was Northwest Division President. From July 1999 until August 2001, he was a Regional Vice President. From August 1996 to July 1999, he was a District Manager.

THOMAS V. TAYLOR, age 39, has been Executive Vice President — Home Depot Stores since December 2004. From January 2002 until December 2004, Mr. Taylor was the Eastern Division President. Prior thereto he served as Senior Vice President — Pro Business from May 2001 until January 2002. From November 1999 until May 2001, he served as Northwest Division President. Mr. Taylor was the Northwest Merchandising Vice President from June 1999 through November 1999 and Regional Vice President in the Southwest Division from September 1996 until June 1999.

CAROL B. TOMÉ, age 48, has been Executive Vice President and Chief Financial Officer since May 2001, and prior thereto had been Senior Vice President — Finance and Accounting/Treasurer since February 2000. From 1995 until 2000, she served as Vice President and Treasurer. From 1992 until 1995, when she joined the Company, Ms. Tomé was Vice President and Treasurer of Riverwood International Corporation. Ms. Tomé serves as a director of United Parcel Service, Inc.

ANNETTE M. VERSCHUREN, age 48, has been Canadian Division and EXPO Design Center President since February 2003. From March 1996 until February 2003 she served as President for Home Depot Canada.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the sections entitled "Executive Compensation," "Leadership Development and Compensation Committee Report," "Board of Directors Information" and "General — Leadership Development and Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the sections entitled "Beneficial Ownership of Common Stock" and "Executive Compensation" in the Company's Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

The information required by this item is incorporated by reference to the section entitled "Executive Compensation" and "General-Insider Transactions" in the Company's Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the section entitled "Audit Committee Report and Fees Paid to Independent Registered Public Accounting Firm" in the Company's Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

  (a)
  (1)  Financial Statements

The following financial statements are incorporated by reference to the Company's Fiscal 2004 Annual Report, as provided in Item 8 hereof:

  —
  Consolidated Statements of Earnings for the fiscal years ended January 30, 2005, February 1, 2004 and February 2, 2003;

  —
  Consolidated Balance Sheets as of January 30, 2005 and February 1, 2004;

  —
  Consolidated Statements of Stockholders' Equity and Comprehensive Income for the fiscal years ended January 30, 2005, February 1, 2004 and February 2, 2003;

  —
  Consolidated Statements of Cash Flows for the fiscal years ended January 30, 2005, February 1, 2004 and February 2, 2003;

  —
  Notes to Consolidated Financial Statements;

  —
  Management's Responsibility for Financial Statements and Management's Report on Internal Control Over Financial Reporting;

  —
  Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting; and

  —
  Report of Independent Registered Public Accounting Firm.

  (2)  Financial Statement Schedules

All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

  (3)  Exhibits

Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the Securities and Exchange Commission, as indicated by the references in brackets.

*3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc., as amended. [Form 10-Q for the fiscal quarter ended August 4, 2002, Exhibit 3.1]
*3.2	By-Laws, as amended and restated [Form 10-Q for the fiscal quarter ended August 3, 2003, Exhibit 3.2 and Form 10-Q for the fiscal quarter ended August 1, 2004, Exhibit 3.1]
*4.1	Indenture dated as of April 12, 2001 between The Home Depot, Inc. and The Bank of New York. [Form S-4 (File No. 333-61548) filed May 24, 2001, Exhibit 4.1]
*4.2	Indenture dated as of September 16, 2004 between The Home Depot, Inc. and The Bank of New York. [Form S-4 (File No. 333-120644) filed December 7, 2004, Exhibit 4.1]
*4.3	Form of 5-3/8% Note due April 1, 2006. [Form 10-K for the fiscal year ended February 3, 2002, Exhibit 4.2]
*4.4	Form of 3.75% Senior Note due September 15, 2009. [Form S-4 (File No. 333-120644) filed December 7, 2004, Exhibit 4.3]
*4.5
Registration Rights Agreement dated as of September 13, 2004 between The Home Depot, Inc., Credit Suisse First Boston LLC, J.P. Morgan Securities Inc., Citigroup Global Markets, Inc. and Wachovia Capital Markets LLC. [Form S-4 (File No. 333-120644) filed December 7, 2004, Exhibit 4.2]
*10.1
Credit Agreement dated September 17, 1999 by and among The Home Depot, Inc., Bank of America, N.A., as Administrative Agent, Wachovia Bank, N.A., as Syndication Agent, First Union National Bank and The Bank of New York, as Co-Documentation Agents, and banks party thereto. [Form 10-Q for the fiscal quarter ended October 31, 1999, Exhibit 10.1]
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
*10.7
Participation Agreement dated as of October 22, 1998 among The Home Depot, Inc. as Guarantor; Home Depot U.S.A., Inc. as Lessee; HD Real Estate Funding Corp. II as Facility Lender; Credit Suisse Leasing 92A L.P. as Lessor; The Bank of New York as Indenture Trustee; and Credit Suisse First Boston Corporation and Invemed Associates, Inc. as Initial Purchasers. [Form 10-K for the year ended January 31, 1999, Exhibit 10.10.]

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
*10.14	†Non-Qualified Stock Option and Deferred Stock Unit Plan and Agreement dated as of December 4, 2000. [Form 10-K for the year ended January 28, 2001, Exhibit 10.20]
*10.15	†Agreement between Bernard Marcus and The Home Depot, Inc. dated as of February 22, 2001. [Form 10-K for the year ended January 28, 2001, Exhibit 10.21]
*10.16	†Employment Agreement between Dennis M. Donovan and The Home Depot, Inc. dated March 16, 2001. [Form S-4 (File No. 333-61548) filed May 24, 2001, Exhibit 10.1]
*10.17	†Employment Agreement between Frank L. Fernandez and The Home Depot, Inc. dated April 2, 2001. [Form S-4 (File No. 333-61548) filed May 24, 2001, Exhibit 10.2]
*10.18	†Deferred Stock Units Plan and Agreement between Frank L. Fernandez and The Home Depot, Inc. dated April 2, 2001. [Form S-4 (File No. 333-61548) filed May 24, 2001, Exhibit 10.3]
*10.19	†Deferred Stock Units Plan and Agreement between Dennis M. Donovan and The Home Depot, Inc. dated as of May 31, 2001. [Form 10-K for the fiscal year ended February 3, 2002, Exhibit 10.25]
*10.20	†Promissory Note between Dennis M. Donovan and The Home Depot, Inc. dated June 7, 2001. [Form 10-K for the fiscal year ended February 3, 2002, Exhibit 10.26]
*10.21	†Promissory Note between Frank L. Fernandez and The Home Depot, Inc. dated June 18, 2001. [Form 10-K for the fiscal year ended February 3, 2002, Exhibit 10.27]
*10.22	†Employment Agreement between Frank Blake and The Home Depot, Inc., effective as of March 9, 2002. [Form 10-Q for the quarter ended November 3, 2002, Exhibit 10.1]
*10.23	†Employment Agreement between Robert DeRodes and The Home Depot, Inc., effective as of February 7, 2002. [Form 10-Q for the quarter ended November 3, 2002, Exhibit 10.2]
*10.24	†Employment Agreement between John Costello and The Home Depot, Inc., effective as of September 28, 2002. [Form 10-Q for the quarter ended November 3, 2002, Exhibit 10.3]

*10.25	†Separation Agreement and Release between Larry M. Mercer and The Home Depot, Inc., effective as of October 7, 2002. [Form 10-Q for the quarter ended November 3, 2002, Exhibit 10.4]
*10.26	†Non-Competition Agreement between Home Depot U.S.A., Inc. and Carol Tomé dated as of March 24, 2003. [Form 10-K for the fiscal year ended February 2, 2003, Exhibit 10.30]
*10.27	†Separation Agreement and Release between Home Depot U.S.A., Inc. and Dennis J. Carey, effective as of August 21, 2002. [Form 10-K for the fiscal year ended February 2, 2003, Exhibit 10.31]
*10.28	†Consulting Agreement between Home Depot U.S.A., Inc. and Dennis J. Carey, effective as of August 14, 2002. [Form 10-K for the fiscal year ended February 3, 2002, Exhibit 10.32]
*10.29	Commercial Paper Dealer Agreement between Home Depot U.S.A., Inc. and Chase Securities, Inc. dated as of April 19, 2001. [Form 10-K for the fiscal year ended February 2, 2003, Exhibit 10.33]
*10.30	†Maintenance Warehouse FutureBuilder. [Form 10-K for the fiscal year ended February 3, 2002, Exhibit 10.34]
*10.31	†The Home Depot FutureBuilder for Puerto Rico. [Form 10-K for the fiscal year ended February 3, 2002, Exhibit 10.35]
*10.32	†The Home Depot, Inc. Non-U.S. Employee Stock Purchase Plan. [Form 10-K for the fiscal year ended February 3, 2002, Exhibit 10.36]
*10.33	†The Home Depot, Inc. Non-Employee Director's Deferred Stock Compensation Plan. [Form 10-K for the fiscal year ended February 3, 2002, Exhibit 10.37]
*10.34	†Home Depot U.S.A., Inc. Deferred Compensation Plan for Officers. [Form 10-K for the fiscal year ended February 3, 2002, Exhibit 10.38]
*10.35	†The Home Depot Executive Life Insurance, Death Benefit Only Plan. [Form 10-K for the fiscal year ended February 3, 2002, Exhibit 10.39]
*10.36	†The Home Depot Executive Physical Program. [Form 10-K for the fiscal year ended February 3, 2002, Exhibit 10.40]
*10.37	†The Home Depot Management Incentive Plan. [Appendix A to Registrants' Proxy Statement for the Annual Meeting of Stockholders on May 30, 2003]
*10.38	†The Home Depot Long-Term Incentive Plan. [Form 10-K for the fiscal year ended February 3, 2002, Exhibit 10.42]
*10.39	†Amendment to Employment Agreement between Home Depot, U.S.A., Inc. and John Costello dated July 24, 2003. [Form 10-Q for the Quarter Ended August 3, 2003, Exhibit 10.1]
*10.40	†Restricted Stock Exchange Agreement dated as of August 21, 2003 between The Home Depot, Inc. and Robert L. Nardelli. [Form 10-Q for the Quarter Ended August 3, 2003, Exhibit 10.2]
*10.41	†Promissory Note between Bill Patterson and Home Depot U.S.A., Inc. dated October 29, 2001. [Form 10-K for the fiscal year ended February 1, 2004, Exhibit 10.41]
*10.42
Credit Agreement dated May 28, 2004 (the "Credit Agreement") by and among The Home Depot, Inc., JPMorgan Chase Bank as Administrative Agent, Wachovia Bank, N.A., Citibank, N.A., and Wells Fargo Bank, National Association as Co-Syndication Agents, and banks party thereto. [Form 10-Q for the Quarter Ended May 2, 2004, Exhibit 10.1]

*10.43	Commercial Paper Dealer Agreement between J.P. Morgan Securities Inc., as Dealer, and The Home Depot, Inc. dated as of May 28, 2004. [Form 10-Q for the Quarter Ended May 2, 2004, Exhibit 10.2]
*10.44	†Third Amendment To The Home Depot FutureBuilder Restoration Plan, effective March 1, 2004. [Form 10-Q for the Quarter Ended August 1, 2004, Exhibit 10.1]
*10.45	†Amendment No.1 to The Home Depot, Inc. Amended and Restated Employee Stock Purchase Plan, effective July 1, 2004. [Form 10-Q for the Quarter Ended August 1, 2004, Exhibit 10.2]
*10.46	†Resolution Merging Maintenance Warehouse FutureBuilder into The Home Depot FutureBuilder, effective July 1, 2004. [Form 10-Q for the Quarter Ended August 1, 2004, Exhibit 10.3]
*10.47	†Form of Executive Officer Restricted Share Award Pursuant to The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan [Form 10-Q for the Quarter Ended October 31, 2004, Exhibit 10.1]
*10.48	†Form of Executive Officer Nonqualified Stock Option Award Pursuant to The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan. [Form 10-Q for the Quarter Ended October 31, 2004, Exhibit 10.2]
*10.49	†Form of Outside Director Nonqualified Stock Option Award Pursuant to The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan. [Form 10-Q for the Quarter Ended October 31, 2004, Exhibit 10.3]
*10.50
†Form of Executive Officer Long-Term Incentive Program Performance Unit Award Pursuant to The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan. [Form 10-Q for the Quarter Ended October 31, 2004, Exhibit 10.4]
*10.51	†The Home Depot FutureBuilder, a 401(k) and Stock Ownership Plan, as amended and restated effective July 1, 2004. [Form 10-Q for the Quarter Ended October 31, 2004, Exhibit 10.5]
10.52	†The Home Depot, Inc. Management Incentive Plan Fiscal Year 2005 Performance Measures.
13	Portions of the Company's Fiscal 2004 Annual Report that are specifically designated as being incorporated by reference in this Form 10-K.
21	List of Subsidiaries of the Company.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(a) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HOME DEPOT, INC.
By:	/s/ Robert L. Nardelli (Robert L. Nardelli, Chairman, President & CEO)
Date:	March 28, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, The Home Depot, Inc., and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert L. Nardelli (Robert L. Nardelli)	Chairman, President & CEO (Principal Executive Officer)	March 28, 2005
/s/ Carol B. Tomé (Carol B. Tomé)	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 28, 2005
/s/ Gregory D. Brenneman (Gregory D. Brenneman)	Director	March 28, 2005
/s/ Richard H. Brown (Richard H. Brown)	Director	March 21, 2005
/s/ John L. Clendenin (John L. Clendenin)	Director	March 28, 2005
/s/ Berry R. Cox (Berry R. Cox)	Director	March 28, 2005
/s/ Claudio X. González (Claudio X. González)	Director	March 22, 2005
/s/ Milledge A. Hart, III (Milledge A. Hart, III)	Director	March 25, 2005

Signature	Title	Date

/s/ Bonnie G. Hill (Bonnie G. Hill)	Director	March 28, 2005
/s/ Laban P. Jackson, Jr. (Laban P. Jackson, Jr.)	Director	March 23, 2005
/s/ Lawrence R. Johnston (Lawrence R. Johnston)	Director	March 22, 2005
/s/ Kenneth G. Langone (Kenneth G. Langone)	Director	March 28, 2005
/s/ Roger S. Penske (Roger S. Penske)	Director	March 28, 2005
/s/ Thomas J. Ridge (Thomas J. Ridge)	Director	March 28, 2005

INDEX OF ATTACHED EXHIBITS

10.52	The Home Depot, Inc. Management Incentive Plan Fiscal Year 2005 Performance Measures.
13	Portions of the Company's Fiscal 2004 Annual Report that are specifically designated as being incorporated by reference in this Form 10-K.
21	List of Subsidiaries of the Company.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
PART I
PART II
PART III
PART IV
SIGNATURES