Form 10-Q
period 2005-05-01
HOME DEPOT INC
filed 2005-06-02
CIK 354950

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2005
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

$.05 par value 2,146,343,129 Shares, as of May 27, 2005

THE HOME DEPOT, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

		Page
Part I. Financial Information
Item 1.	Financial Statements
	CONSOLIDATED STATEMENTS OF EARNINGS— Three Months Ended May 1, 2005 and May 2, 2004	3
	CONSOLIDATED BALANCE SHEETS— As of May 1, 2005 and January 30, 2005	4
	CONSOLIDATED STATEMENTS OF CASH FLOWS— Three Months Ended May 1, 2005 and May 2, 2004	5
	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME— Three Months Ended May 1, 2005 and May 2, 2004	6
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	7 - 9
	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	10
Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition	11 - 17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17
Item 4.	Controls and Procedures	17
Part II. Other Information
Item 1.	Legal Proceedings	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 6.	Exhibits	19
Signatures		20
Index to Exhibits		21

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

(Amounts In Millions, Except Per Share Data)

	Three Months Ended
	May 1, 2005	May 2, 2004
NET SALES	$18,973	$17,550
Cost of Merchandise Sold	12,618	11,782

GROSS PROFIT	6,355	5,768
Operating Expenses:
Selling, General and Administrative	4,019	3,727
Depreciation	337	295

Total Operating Expenses	4,356	4,022

OPERATING INCOME	1,999	1,746
Interest Income (Expense):
Interest and Investment Income	14	10
Interest Expense	(27)	(14)

Interest, net	(13)	(4)

EARNINGS BEFORE PROVISION FOR INCOME TAXES	1,986	1,742
Provision for Income Taxes	739	644

NET EARNINGS	$1,247	$1,098

Weighted Average Common Shares	2,162	2,242
BASIC EARNINGS PER SHARE	$0.58	$0.49

Diluted Weighted Average Common Shares	2,172	2,250
DILUTED EARNINGS PER SHARE	$0.57	$0.49

Dividends Declared Per Share	$0.100	$0.085

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts In Millions, Except Per Share Data)

	May 1, 2005	January 30, 2005
ASSETS
Current Assets:
Cash and Cash Equivalents	$683	$506
Short-Term Investments	2,309	1,659
Receivables, net	1,973	1,499
Merchandise Inventories	11,305	10,076
Other Current Assets	569	450

Total Current Assets	16,839	14,190

Property and Equipment, at cost	28,820	28,437
Less Accumulated Depreciation and Amortization	5,789	5,711

Net Property and Equipment	23,031	22,726

Notes Receivable	360	369
Cost in Excess of the Fair Value of Net Assets Acquired	1,476	1,394
Other Assets	251	228

Total Assets	$41,957	$38,907

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$8,035	$5,766
Accrued Salaries and Related Expenses	1,001	1,055
Sales Taxes Payable	585	412
Deferred Revenue	1,816	1,546
Income Taxes Payable	750	161
Current Installments of Long-Term Debt	14	11
Other Accrued Expenses	1,568	1,578

Total Current Liabilities	13,769	10,529

Long-Term Debt, excluding current installments	2,145	2,148
Deferred Income Taxes	1,396	1,309
Other Long-Term Liabilities	826	763

Total Liabilities	18,136	14,749

STOCKHOLDERS' EQUITY
Common Stock, par value $0.05; authorized: 10,000 shares; issued 2,388 shares at May 1, 2005 and 2,385 shares at January 30, 2005; outstanding 2,151 shares at May 1, 2005 and 2,185 shares at January 30, 2005	119	119
Paid-In Capital	6,762	6,650
Retained Earnings	24,992	23,962
Accumulated Other Comprehensive Income	194	227
Unearned Compensation	(130)	(108)
Treasury Stock, at cost, 237 shares at May 1, 2005 and 200 shares at January 30, 2005	(8,116)	(6,692)

Total Stockholders' Equity	23,821	24,158

Total Liabilities and Stockholders' Equity	$41,957	$38,907

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts In Millions)

	Three Months Ended
	May 1, 2005	May 2, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$1,247	$1,098
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	361	312
Impairment Related to Disposition of EXPO Real Estate	86	—
Stock-Based Compensation Expense	38	27
Changes in Assets and Liabilities, net of the effects of acquisitions:
Increase in Receivables, net	(444)	(407)
Increase in Merchandise Inventories	(1,219)	(1,049)
Increase in Other Current Assets	(119)	(74)
Increase in Accounts Payable and Accrued Expenses	2,439	2,534
Increase in Deferred Revenue	271	147
Increase in Income Taxes Payable	593	397
Increase in Deferred Income Taxes	88	122
Increase in Other Long-Term Liabilities	1	8
Other	14	27

Net Cash Provided by Operating Activities	3,356	3,142

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures	(821)	(680)
Payments for Businesses Acquired, net	(138)	—
Proceeds from Sales of Property and Equipment	37	33
Purchases of Investments	(5,715)	(8,518)
Proceeds from Sales and Maturities of Investments	5,065	6,839

Net Cash Used in Investing Activities	(1,572)	(2,326)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of Long-Term Debt	(3)	(2)
Proceeds from Sale of Common Stock, net	50	29
Repurchase of Common Stock	(1,433)	(916)
Cash Dividends Paid to Stockholders	(217)	(157)

Net Cash Used in Financing Activities	(1,603)	(1,046)

Increase (Decrease) in Cash and Cash Equivalents	181	(230)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(4)	(11)
Cash and Cash Equivalents at Beginning of Period	506	1,103

Cash and Cash Equivalents at End of Period	$683	$862

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Amounts In Millions)

	Three Months Ended
	May 1, 2005	May 2, 2004
Net Earnings	$1,247	$1,098
Other Comprehensive (Loss) Income(1):
Foreign Currency Translation Adjustments	(31)	(58)
Unrealized Loss on Investments	(2)	—

Total Other Comprehensive (Loss) Income	(33)	(58)

Comprehensive Income	$1,214	$1,040

(1)
Components of comprehensive income are reported net of related taxes.

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The accompanying Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 30, 2005, as filed with the Securities and Exchange Commission (File No. 1-8207).

Stock-Based Compensation

        Effective February 3, 2003, the Company adopted the fair value method of recording stock-based compensation expense in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company selected the prospective method of adoption as described in SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" and accordingly, stock-based compensation expense was recognized related to stock options granted, modified or settled and expense related to the Employee Stock Purchase Plan ("ESPP") after the beginning of fiscal 2003. The fair value of stock options and ESPP as determined on the date of grant using the Black-Scholes option-pricing model is being expensed over the vesting period of the related stock options and ESPP.

        The following table illustrates the effect on Net Earnings and Earnings per Share as if the Company had applied the fair value recognition provisions of SFAS 123 to all stock-based compensation in each period (amounts in millions, except per share data):

	Three Months Ended
	May 1, 2005	May 2, 2004
Net Earnings, as reported	$1,247	$1,098
Add: Stock-based employee compensation expense included in reported Net Earnings, net of related tax effects	24	17
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(50)	(60)

Pro forma net earnings	$1,221	$1,055

Earnings per Share:
Basic—as reported	$0.58	$0.49
Basic—pro forma	$0.56	$0.47
Diluted—as reported	$0.57	$0.49
Diluted—pro forma	$0.56	$0.47

Short-Term Investments

        Short-Term Investments are primarily auction rate securities. The interest rates on these securities are typically reset to market prevailing rates every 35 days or less, and in all cases every 90 days or less, but have longer stated maturities. Short-Term Investments are recorded at fair value based on current market rates and are classified as available-for-sale. Changes in the fair value are included in Accumulated Other Comprehensive Income (Loss), net of applicable taxes in the accompanying Consolidated Financial Statements. Prior to the end of fiscal 2004, the Company classified auction rate securities in Cash and Cash Equivalents. Prior period information was reclassified, including the impact on Cash Flow from Investing Activities, to conform with the current year presentation. There was no impact on Net Earnings or Cash Flow from Operating Activities as a result of the reclassification.

Services Revenue

        Net Sales include services revenue generated through a variety of installation and home maintenance programs. In these programs, the customer selects and purchases material for a project and the Company provides or arranges professional installation. These programs are offered through Home Depot and EXPO Design Center ("EXPO") stores and focus primarily on providing products and services to our do-it-for-me customers. The Company also arranges for the provision of flooring, countertop and window coverings installation services to production homebuilders through HD Builder Solutions Group, Inc. Under certain programs, when the Company provides or arranges the installation of a project and the subcontractor provides material as part of the installation, both the material and labor are included in services revenue. The Company recognizes this revenue when the service for the customer is complete.

        All payments received prior to the completion of services are recorded in Deferred Revenue in the accompanying Consolidated Balance Sheets. Services revenue, including the impact of Deferred Revenue, was $923 million and $799 million for the three months ended May 1, 2005 and May 2, 2004, respectively.

Gift Cards

        During the first quarter of fiscal 2005, the Company recognized $43 million of income related to gift card breakage. The gift card breakage amount recognized was based upon historical redemption patterns and represents the remaining balance of gift cards for which the Company believes the likelihood of redemption by the customer is remote. The first quarter of 2005 was the first period in which the Company recognized gift card breakage and therefore the amount recognized includes the breakage income related to gift cards sold since the inception of the gift card program. This income is recorded as Other Income and is included in the Consolidated Statement of Earnings as a reduction in Selling, General and Administrative Expenses.

Valuation Reserves

        As of the end of the first quarter of fiscal 2005, the valuation allowances for Merchandise Inventories and uncollectible accounts receivable were not material.

Segment Information

        The Company operates within a single operating segment within North America. Net Sales for Canada and Mexico were $1.1 billion and $877 million during the first quarter of fiscal 2005 and the first quarter of fiscal 2004, respectively. Long-lived assets in Canada and Mexico totaled $1.7 billion as of May 1, 2005 and January 30, 2005.

Reclassifications

        Certain amounts in the prior fiscal period have been reclassified to conform with the presentation adopted in the current fiscal period.

2.     BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES

        The reconciliation of basic to diluted weighted average common shares for the three months ended May 1, 2005 and May 2, 2004 was as follows (amounts in millions):

	Three Months Ended
	May 1, 2005	May 2, 2004
Weighted average common shares	2,162	2,242
Effect of potentially dilutive securities:
Stock Plans	10	8

Diluted weighted average common shares	2,172	2,250

        Stock plans include shares granted under the Company's ESPP and stock incentive plans, as well as shares issued for deferred compensation stock plans. Options to purchase 38.7 million and 64.5 million shares of common stock for the three months ended May 1, 2005 and May 2, 2004, respectively, were excluded from the computation of Diluted Earnings per Share because their effect would have been anti-dilutive.

3.     DISPOSITION OF INTEREST IN CERTAIN EXPO REAL ESTATE

        In May 2005, the Company announced its intent to dispose of its interest in the underlying real estate of 15 EXPO stores. Further, the Company announced plans to convert five EXPO stores to The Home Depot store format. In the first quarter of fiscal 2005, the Company recorded an $86 million impairment charge in Selling, General and Administrative Expense related to the anticipated disposition of its interest in the underlying real estate of the 15 EXPO stores and conversion of the five EXPO stores and $20 million of expense in Cost of Merchandise Sold related to inventory markdowns. The Company expects to incur an additional estimated $13 million of expense, associated with lease obligations, upon the final disposition of the real estate during the remainder of fiscal 2005. Management expects the remaining 34 EXPO stores to remain profitable, and these stores will continue to operate. Affected customers will be served by existing The Home Depot and EXPO stores.

4.     ACQUISITIONS

        The following acquisitions completed by the Company during the first quarter of fiscal 2005 were accounted for under the purchase method of accounting. Pro forma results of operations for the three months ended May 1, 2005 would not have been materially different as a result of these acquisitions and therefore are not presented.

        In March 2005, the Company acquired Greenwald Supply, Inc. and Greenwald Industrial Products Company, Inc. These acquisitions will be operated as part of the Company's White Cap Industries, Inc. operations expanding its reach in the specialty hardware, tools and materials market through customer relationships, branch locations and fabrication capabilities.

        In February 2005, the Company acquired Grand Floor Designs, Inc., a flooring installation company primarily servicing the production homebuilder industry. This acquisition will be operated as part of the Company's HD Builder Solutions Group, Inc.

        Also, in February 2005, the Company acquired Litemor Distributors, Canada's largest national commercial lighting distributor. This acquisition was part of the Company's strategy to expand its reach into the Canadian professional marketplace, particularly in the commercial and institutional sectors.

        The total aggregate purchase price for these acquisitions during the three months ended May 1, 2005 was $151 million. As a result, the Company recorded Cost in Excess of Fair Value of Net Assets Acquired related to these acquisitions of $90 million on the accompanying Consolidated Balance Sheets.

THE HOME DEPOT, INC. AND SUBSIDIARIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
The Home Depot, Inc.:

        We have reviewed the accompanying Consolidated Balance Sheet of The Home Depot, Inc. and subsidiaries as of May 1, 2005, and the related Consolidated Statements of Earnings, Cash Flows and Comprehensive Income for the three-month periods ended May 1, 2005 and May 2, 2004. These Consolidated Financial Statements are the responsibility of the Company's management.

        We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

        Based on our reviews, we are not aware of any material modifications that should be made to the Consolidated Financial Statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

        We have previously audited, in accordance with standards established by the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheet of The Home Depot, Inc. and subsidiaries as of January 30, 2005, and the related Consolidated Statements of Earnings, Stockholders' Equity and Comprehensive Income, and Cash Flows for the year then ended (not presented herein); and in our report dated March 11, 2005, we expressed an unqualified opinion on those Consolidated Financial Statements. In our opinion, the information set forth in the accompanying Consolidated Balance Sheet as of January 30, 2005, is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.

/s/ KPMG LLP KPMG LLP Atlanta, Georgia

May 16, 2005

THE HOME DEPOT, INC. AND SUBSIDIARIES

Item 2.    Management's Discussion and Analysis of Results of Operations and Financial Condition

FORWARD-LOOKING STATEMENTS

        Certain statements contained herein, including those regarding Net Sales growth, increases in comparable store sales, impact of cannibalization, implementation of store initiatives, net earnings performance, including stock-based compensation expense, store openings and closures, the effect of adopting certain accounting standards, strategic direction and the demand for our products and services, constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on currently available information and are based on our current expectations and projections about future events. These statements are subject to risks and uncertainties that could cause actual results to differ materially from our historical experience and expectations. These risks and uncertainties include, but are not limited to: economic conditions in North America; changes in our cost structure; the availability of sourcing channels consistent with our strategy of differentiation; conditions affecting new store development; conditions affecting customer transactions and average ticket, including, but not limited to, weather conditions; the success of our technology initiatives in improving operations and customers' in-store experience; our ability to identify and respond to evolving trends in demographics and consumer preferences; the relative success of our expansion strategy, including our ability to identify, complete and integrate acquisitions and create appropriate distribution channels for key sales platforms; our ability to attract, train and retain highly-qualified associates; the impact of new accounting standards; and the impact of competition, decisions by management related to possible asset impairments, regulation and litigation matters. Undue reliance should not be placed on such forward-looking statements as they speak only as of the date made. Additional information regarding these and other risks and uncertainties is contained in our periodic filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended January 30, 2005.

EXECUTIVE SUMMARY AND SELECTED CONSOLIDATED STATEMENTS OF EARNINGS DATA

        For the first quarter of fiscal 2005, we reported Net Earnings of $1.2 billion and Diluted Earnings per Share of $0.57 compared to Net Earnings of $1.1 billion and Diluted Earnings per Share of $0.49 for the first quarter of fiscal 2004. Net Sales increased 8.1% to $19.0 billion for the first quarter of fiscal 2005 from $17.6 billion for the first quarter of fiscal 2004. Comparable store sales increased 2.1% for the first quarter of fiscal 2005. Our sales and comparable store sales increases were negatively impacted by the inclement weather experienced during the first quarter of fiscal 2005 across much of the United States ("U.S."). Despite the weather, we continued the execution of our strategy of enhancing the core, extending the business and expanding the market.

        We enhanced our business by maintaining an aggressive pace of introducing innovative and distinctive new merchandise, supported by continued investments in store modernization and technology, including major merchandising resets that reflect emerging consumer trends. These investments in our core business are paying off as evidenced by certain key operating performance measurements, including average ticket, which increased 5.7% in the first quarter of fiscal 2005 to $58.25, a company record. We also achieved a record first quarter gross profit of 33.5% and operating margin of 10.5% for the first quarter of fiscal 2005.

        We extended our business by opening new stores and by offering a variety of installation and home maintenance programs through our Home Depot and EXPO Design Center ("EXPO") stores. Our services revenue increased 16% to $923 million in the first quarter of fiscal 2005, and we saw sustained growth in categories such as roofing, kitchens, countertops, windows and carpet installation. We opened 21 net new stores during the first quarter of fiscal 2005, bringing our total store count to 1,911. We also continued the roll-out of several initiatives to our stores including our Tool Rental Centers, Professional Business Customer ("Pro"), Appliance and DesignPlaceSM initiatives. In support of the enhancement of our business through store modernization and technology as well as the extension of our business with new store openings and the roll-out of certain initiatives, we spent $821 million of capital expenditures during the first quarter of fiscal 2005.

        We have expanded our market by capturing a growing share of the professional residential, commercial and heavy construction markets which operate under our Home Depot Supply brand and by continuing our expansion outside of the U.S. As part of this expansion in the first quarter of fiscal 2005, we acquired Greenwald Supply, Inc. and Greenwald Industrial Products Company, Inc., construction, building and specialty materials supply companies, Grand Floor Designs, Inc., a provider of flooring and window treatment design, sales and installation and Litemor Distributors, Canada's largest national commercial lighting distributor. The total cash paid for businesses acquired in the first quarter of fiscal 2005 was $138 million. Additionally, at the end of the first quarter of fiscal 2005, 9% of our stores were located in Canada and Mexico as compared to 7% for the comparable period of fiscal 2004.

        In May 2005, we announced our intent to dispose of our interest in the underlying real estate of 15 EXPO stores. Further, we announced plans to convert five EXPO stores to The Home Depot store format. In the first quarter of fiscal 2005, we recorded an $86 million impairment charge in Selling, General and Administrative Expense related to the anticipated disposition of our interest in the underlying real estate of the 15 EXPO stores and conversion of the five EXPO stores and $20 million of expense in Cost of Merchandise Sold related to inventory markdowns. We expect to incur an additional estimated $13 million of expense, associated with lease obligations, upon the final disposition of the real estate during the remainder of fiscal 2005. We expect the remaining 34 EXPO stores to remain profitable, and these stores will continue to operate. Affected EXPO customers will be served by existing The Home Depot and EXPO stores.

        Our financial condition remains strong as evidenced by our $3.0 billion in Cash and Short-Term Investments at May 1, 2005. At the end of the first quarter of fiscal 2005, our total debt-to-equity ratio was 9.1% and our return on invested capital (computed on beginning long-term debt and equity for the trailing four quarters) was 22.0% compared to 20.4% for the first quarter of fiscal 2004, a 160 basis point improvement.

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

THE HOME DEPOT, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

	% of Net Sales		% Increase (Decrease) in Dollar Amounts
	Three Months Ended
	May 1, 2005	May 2, 2004	2005 vs. 2004
NET SALES	100.0%	100.0%	8.1%
GROSS PROFIT	33.5	32.9	10.2
Operating Expenses:
Selling, General and Administrative	21.2	21.2	7.8
Depreciation	1.8	1.7	14.2

Total Operating Expenses	23.0	22.9	8.3

OPERATING INCOME	10.5	10.0	14.5
Interest Income (Expense):
Interest and Investment Income	0.1	0.1	40.0
Interest Expense	(0.1)	(0.1)	92.9

Interest, net	(0.0)	(0.0)	225.0

EARNINGS BEFORE PROVISION FOR INCOME TAXES	10.5	10.0	14.0
Provision for Income Taxes	3.9	3.7	14.8

NET EARNINGS	6.6%	6.3%	13.6%

SELECTED SALES DATA
Number of Customer Transactions (in millions)(1)	320	316	1.3%
Average Ticket(1)	$58.25	$55.11	5.7
Weighted Average Weekly Sales Per Operating Store (000s)(1)	$757	$775	(2.3)
Weighted Average Sales per Square Foot(1)	$371	$377	(1.6)
Comparable Store Sales Increase (%)(2)	2.1%	7.7%	N/A

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

(2)
Includes Net Sales at locations open greater than 12 months, including relocated and remodeled stores, and Net Sales of all of the subsidiaries of The Home Depot, Inc. Stores and subsidiaries become comparable on the Monday following their 365th day of operation. We believe comparable store sales is a meaningful measurement of our operating performance and is a common measurement of operating performance in the retail industry. This measurement is intended only as supplemental information and is not a substitute for Net Sales or Net Earnings presented in accordance with generally accepted accounting principles.

RESULTS OF OPERATIONS

        Net Sales for the first quarter of fiscal 2005 increased 8.1% to $19.0 billion from $17.6 billion for the first quarter of fiscal 2004. Net Sales growth for the first quarter of fiscal 2005 was driven by an increase in comparable store sales of 2.1%, sales from stores open for less than one year and sales from our newly acquired businesses. We plan to open 175 new stores during fiscal 2005 and expect fiscal 2005 sales growth of 9% to 12% driven by comparable store sales growth, sales from new store openings, sales from certain stores opened during fiscal 2004 and sales from our newly acquired businesses.

        Influenced by rain and the late arrival of warm weather in a number of markets across the U.S., our seasonal businesses experienced a slower start in the first quarter of fiscal 2005 compared to last year. Despite the inclement weather, our average ticket for the first quarter of fiscal 2005 increased 5.7% to a company record of $58.25, and our comparable store sales growth for the first quarter of fiscal 2005 was positive in 7 of 10 selling departments. For the first quarter of fiscal 2005, building materials had the strongest comparable store sales increase, benefiting from strong sales in gypsum, concrete, roofing and other products. Increased sales of generators, fasteners and portable power equipment also contributed to strong comparable store sales in hardware. Additionally, we also experienced strength in kitchen and bath, driven by appliances, bath fixtures, vanities and sinks.

        Our comparable store sales growth reflects the impact of cannibalization. In order to meet our customer service objectives, we strategically open stores near market areas served by existing stores ("cannibalize") to enhance service levels, gain incremental sales and increase market penetration. Our new stores cannibalized approximately 15% of our existing stores as of the first quarter of fiscal 2005, and we estimate that store cannibalization reduced the first quarter of fiscal 2005 comparable store sales by approximately 1.5%. Additionally, we believe that our sales performance has been, and could continue to be, negatively impacted by the level of competition that we encounter in various markets. However, due to the highly-fragmented U.S. home improvement industry, in which we estimate our market share is approximately 12%, measuring the impact on our sales by our competitors is extremely difficult.

        The growth in Net Sales for the first quarter of fiscal 2005 reflects growth in services revenue, which increased 16% to $923 million from $799 million for the first quarter of fiscal 2004. The growth in services revenue was driven by strength in a number of areas including roofing, kitchens, countertops, windows and carpet installation.

        In the first quarter of fiscal 2005, we continued the implementation or expansion of a number of in-store initiatives. We believe these initiatives enhance our customers' shopping experience as they are fully implemented in our stores. The professional business customer ("Pro") initiative adds programs to our stores like job lot order quantities of merchandise and a dedicated sales desk for our Pro customer base. Our Appliance initiative offers customers an assortment of in-stock name brand appliances, including General Electric® and Maytag®, and offers the ability to special order over 2,300 additional related products through computer kiosks located in our stores. Our DesignplaceSM initiative offers our design and décor customers personalized service from specially-trained associates and provides distinctive merchandise in an attractive setting. Our Tool Rental Centers, which are located inside our stores, provide a cost effective way for our do-it-yourself and Pro customers to rent tools to complete home improvement projects.

        The following table provides the number of stores with these initiatives:

		As of
	Fiscal Year 2005 Estimate	May 1, 2005	May 2, 2004
Store Count	2,050	1,911	1,740
Initiatives:
Pro	1,728	1,592	1,387
Appliance	1,952	1,794	1,569
DesignplaceSM	1,952	1,794	1,625
Tool Rental Centers	1,186	1,090	876

        Gross Profit increased 10.2% to $6.4 billion for the first quarter of fiscal 2005 from $5.8 billion for the first quarter of fiscal 2004, an increase of 62 basis points. Gross Profit as a percentage of Net Sales was 33.5% for the first quarter of fiscal 2005, a first quarter record, compared to 32.9% for the first quarter of fiscal 2004. Improved inventory management, which resulted in lower shrink levels, contributed 32 basis points of our increase in Gross Profit. The remaining 30 basis point increase in our Gross Profit as a percentage of Net Sales is the result of several factors including a lower penetration of lower margin categories like lumber and a reduction in certain cost of goods, partially offset by our deferred interest private label credit programs. Our deferred interest programs offer no interest/no payment programs through our private label credit card. We believe these programs deliver long-term benefits, including higher average tickets and customer loyalty. For the first quarter of fiscal 2005, penetration of our private label credit sales was 26%, as compared to penetration of 25% for the same period of fiscal 2004. Finally, $20 million of markdowns were taken in connection with our decision to dispose of our interest in the underlying real estate of 15 EXPO stores and to convert an additional five EXPO stores to The Home Depot store format.

        Selling, General and Administrative Expense increased 7.8% to $4.0 billion for the first quarter of fiscal 2005 from $3.7 billion for the first quarter of fiscal 2004. As a percentage of Net Sales, Selling, General and Administrative Expense was 21.2% for both the first quarter of fiscal 2005 and the first quarter of fiscal 2004. Although Selling, General and Administrative Expense as a percentage of sales was unchanged from the first quarter of fiscal 2004 to the first quarter of fiscal 2005, it was impacted by several items. First, we recorded an $86 million impairment charge associated with the anticipated disposition of our interest in the underlying real estate of 15 EXPO stores and our plans to convert 5 EXPO stores to The Home Depot store format. Secondly, during the first quarter of fiscal 2005, we recognized $43 million of income related to gift card breakage. The gift card breakage amount recognized was based upon historical redemption patterns and represents the remaining balance of gift cards for which we believe the likelihood of redemption by the customer is remote. The first quarter of 2005 was the first period in which we recognized gift card breakage and therefore the amount recognized includes the breakage income related to gift cards sold since the inception of our gift card program. This income is recorded as Other Income and is included in the Consolidated Statement of Earnings as a reduction in Selling, General and Administrative Expenses. While we will continue to recognize gift card breakage each quarter, the amounts in future quarters will be significantly less than the amount recognized this quarter due to the one-time multi-year inclusion this quarter. Selling, General and Administrative Expense also reflected benefits from our private label credit card.

        Depreciation increased 14.2% to $337 million for the first quarter of fiscal 2005 from $295 million for the first quarter of fiscal 2004. Depreciation as a percentage of Net Sales was 1.8% for the first quarter of fiscal 2005 and 1.7% for the first quarter of fiscal 2004. The increase as a percentage of Net Sales for the first quarter of fiscal 2005 was primarily due to our investments in store modernization and technology.

        Our combined federal, foreign and state effective income tax rate increased to 37.2% for the first quarter of fiscal 2005 from 37.0% for the comparable period of fiscal 2004. This increase was primarily due to an increase in the effective state income tax rate.

        The American Jobs Creation Act of 2004 ("AJC Act") provides a one-time 85 percent dividends-received deduction that would apply to qualified cash dividends received from controlled foreign corporations if the funds are reinvested in the United States. The deduction can result in an effective income tax rate of 5.25 percent on the repatriation of foreign earnings, a rate much lower than the normal statutory tax rate of 35%. At this time we are evaluating whether some or all of our unrepatriated foreign earnings will be repatriated under this new law.

        The AJC Act also provides a new deduction for qualified domestic production activities. When fully phased-in, the deduction will be up to nine percent of the lesser of qualified production activities income or taxable income. We are currently assessing the potential impact of the AJC Act on our Provision for Income Taxes.

        Diluted Earnings per Share were $0.57 for the first quarter of fiscal 2005 compared to $0.49 for the first quarter of fiscal 2004. Diluted Earnings per Share were favorably impacted for the first quarter of fiscal 2005 by the repurchase of shares of our common stock in fiscal 2004 and 2005. On February 24, 2005, our Board of Directors authorized an additional $2.0 billion for share repurchases. Over the past four years, we have repurchased 237 million shares of our common stock for a total of $8.1 billion. As of May 1, 2005, we had $884 million remaining under our authorized Share Repurchase Program. On May 25, 2005, our Board of Directors authorized an additional $1.0 billion for share repurchases. For fiscal year 2005, we estimate our Diluted Earnings per Share growth will be 10% to 14%.

LIQUIDITY AND CAPITAL RESOURCES

        Cash flow generated from operations provides us with a significant source of liquidity. During the first quarter of fiscal 2005, Net Cash Provided by Operating Activities increased to $3.4 billion compared to $3.1 billion for the same period of fiscal 2004. This increase was driven primarily by stronger Net Earnings.

        Net Cash Used in Investing Activities for the first quarter of fiscal 2005 was $1.6 billion compared to $2.3 billion for the same period of fiscal 2004. The decrease in Net Cash Used in Investing Activities was primarily the result of a net reduction in the purchase of Short-Term Investments. This was partially offset by an increase in Payments for Businesses Acquired of $138 million as a result of our purchase of Grand Floor Designs, Inc., Litemor Distributors, Greenwald Supply, Inc. and Greenwald Industrial Products Company, Inc. Capital Expenditures increased to $821 million in the first quarter of fiscal 2005 from $680 million for the same period of fiscal 2004. The increase is due to more stores under construction in the first quarter of fiscal 2005 compared with the first quarter of fiscal 2004.

        During the first quarter of fiscal 2005, Net Cash Used in Financing Activities was $1.6 billion compared with $1.0 billion for the same period of fiscal 2004. The increase in Net Cash Used in Financing Activities was primarily due to the repurchase of $1.4 billion of our common stock during the first quarter of fiscal 2005 compared to $916 million for the same period of fiscal 2004. In addition, during the first quarter of fiscal 2005, cash dividends paid to stockholders increased $60 million to $217 million from $157 million for the first quarter of fiscal 2004.

        We have a commercial paper program that allows for borrowings up to a maximum of $1.25 billion. As of May 1, 2005, there were no borrowings outstanding under the program. In connection with the program, we have a back-up credit facility with a consortium of banks for borrowings up to $1.0 billion. The credit facility contains various restrictive covenants, none of which is expected to impact our liquidity or capital resources. In May 2005, we filed a shelf registration statement with the Securities and Exchange Commission for the future issuance of up to $5.0 billion of debt securities. No securities have been issued under this shelf registration statement.

        As of the end of the first quarter of fiscal 2005, our total debt-to-equity ratio was 9.1% compared to 7.3% at the end of the first quarter of fiscal 2004. The increase in our total debt-to-equity ratio reflects the net increase in Long-Term Debt during the third quarter of fiscal 2004 as a result of the issuance of $1.0 billion of 3 3/4% Senior Notes due September 15, 2009 at a discount of $5.0 million partially offset by the repayment of $500 million of 6 1/2% Senior Notes.

        As of May 1, 2005, we had $3.0 billion in Cash and Short-Term Investments. We believe that our current cash position, Short-Term Investments and cash flow generated from operations should be sufficient to enable us to complete our capital expenditure programs and any required long-term debt payments through the next several fiscal years. In addition, we have funds available from the $1.25 billion commercial paper program and the ability to obtain alternative sources of financing through our shelf registration statement and otherwise if required.

RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment" ("SFAS 123(R)"). This statement revises SFAS Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires all public entities to recognize compensation expense for all share-based payments as measured by the fair value on the grant date over the requisite service period. In April 2005, the Securities and Exchange Commission issued guidance delaying the effective date of SFAS 123(R), therefore it will now be effective for The Home Depot in the first quarter of fiscal 2006.

        Effective February 3, 2003, we adopted the fair value of recording stock-based compensation expense in accordance with SFAS 123. We selected the prospective method of adoption as described in SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," and accordingly, stock-based compensation expense was recorded for all share-based payments granted or modified after the beginning of fiscal 2003. Historically, we have used the Black-Scholes option pricing model to estimate the value of stock options granted to employees. We are currently evaluating other option pricing models to value stock option grants. SFAS 123(R) requires that all share-based payments granted prior to the adoption date that remain unvested at the adoption date also be expensed over the remaining service period. We currently intend to adopt SFAS 123(R) using the modified-prospective method, therefore in addition to continuing to recognize stock-based compensation expense for all share-based payments awarded since our adoption of SFAS 123 in fiscal 2003, we will also begin expensing unvested options granted prior to 2003 upon the adoption of SFAS 123(R). We currently estimate the impact of adopting SFAS 123(R) will be a reduction of Earnings before Provision for Income Taxes of $42 million for fiscal 2006.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        Our exposure to market risks results primarily from fluctuations in interest rates. There have been no material changes to our exposure to market risks from those disclosed in our Annual Report on Form 10-K for the year ended January 30, 2005.

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

        There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the fiscal quarter ended May 1, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

THE HOME DEPOT, INC. AND SUBSIDIARIES

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

        The Company is a party to various legal proceedings arising in the ordinary course of its business, but is not currently a party to any legal proceedings that management believes will have a material adverse effect on its consolidated financial position or its results of operations.

        In compliance with SEC disclosure requirements, the following is an environmental proceeding involving potential monetary sanctions of $100,000 or greater:

        In January 2003, Home Depot U.S.A. Inc., a wholly-owned subsidiary of the Company, received a request for information from the U.S. Environmental Protection Agency ("EPA") regarding alleged pollutant discharges during construction activities at certain Home Depot stores. The EPA subsequently referred this matter to the U.S. Department of Justice ("DOJ"). The DOJ and the Company are currently in discussions to settle this matter.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)
During the first quarter of fiscal 2005, the Company credited the accounts of certain non-employee directors with 1,755 deferred stock units under The Home Depot, Inc. NonEmployee Directors' Deferred Stock Compensation Plan pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The deferred stock units were credited to the accounts of such non-employee directors as a result of such directors having elected to receive board and committee fees in the form of deferred stock units instead of receiving such fees in cash as payment for board and committee meetings held during the first quarter of fiscal 2005. The deferred stock units convert to shares of Common Stock on a one-for-one basis following a non-employee director's termination of service as described in this plan.

(c)
The Company's common stock repurchase program was initially announced on July 15, 2002. As of the beginning of the first quarter of fiscal 2005, the Board had approved purchases up to $7.0 billion. On February 24, 2005, the Company's Board of Directors authorized an additional $2.0 billion in common stock repurchases. On May 25, 2005, the Company's Board of Directors authorized an additional $1.0 billion in common stock repurchases for a total authorization of $10.0 billion. The program does not have a prescribed expiration date. The table below sets forth the Company's monthly purchases during the first quarter of fiscal 2005:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 31, 2005 - February 27, 2005 ("February 2005")	8,812,900	$41.03	209,263,302	$1,946,309,391
February 28, 2005 - March 27, 2005 ("March 2005")	19,022,700	$39.31	228,286,002	$1,198,236,637
March 28, 2005 - May 1, 2005 ("April 2005")	8,481,400	$37.07	236,767,402	$883,655,541

        In addition to these repurchases, pursuant to the Company's 1997 Omnibus Stock Incentive Plan (the "Plan"), participants may exercise stock options by surrendering shares of The Home Depot common stock that the participants already own as payment of the exercise price. Plan participants may also surrender shares of The Home Depot common stock as payment of applicable tax withholding on the vesting of restricted stock awards. Shares so surrendered by participants in the Plan are repurchased pursuant to the terms of the Plan and applicable award agreement and not pursuant to publicly announced share repurchase programs. For the quarter ended May 1, 2005, the following shares of The Home Depot common stock were surrendered by participants in the Plan: February 2005 - 31,538 shares at an average price per share of $40.97; March 2005 - 6,564 shares at an average price per share of $39.13; April 2005 - 8,864 shares at an average price per share of $37.30.

Item 6.    Exhibits

15.1	Letter of KPMG LLP, Acknowledgement of Independent Registered Public Accounting Firm, dated May 16, 2005.
31.1	Certification of the Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
/s/ CAROL B. TOMÉ Carol B. Tomé Executive Vice President and Chief Financial Officer
June 1, 2005 (Date)

THE HOME DEPOT, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit	Description
15.1	Letter of KPMG LLP, Acknowledgement of Independent Registered Public Accounting Firm, dated May 16, 2005.
31.1	Certification of the Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

THE HOME DEPOT, INC. AND SUBSIDIARIES INDEX TO FORM 10-Q
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 6. Exhibits
SIGNATURES
INDEX TO EXHIBITS