Form 10-Q
period 2005-07-31
HOME DEPOT INC
filed 2005-09-01
CIK 354950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

- OR -

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-8207

THE HOME DEPOT, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-3261426
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2455 Paces Ferry Road, N.W., Atlanta, Georgia	30339
(Address of principal executive offices)	(Zip Code)

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

$.05 par value 2,140,328,585 Shares, as of August 26, 2005

THE HOME DEPOT, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(Amounts In Millions, Except Per Share Data)

	Three Months Ended		Six Months Ended
	July 31, 2005	August 1, 2004	July 31, 2005	August 1, 2004
NET SALES	$22,305	$19,960	$41,278	$37,510
Cost of Merchandise Sold	14,896	13,299	27,514	25,081
GROSS PROFIT	7,409	6,661	13,764	12,429

Operating Expenses:
Selling, General and Administrative	4,219	3,899	8,238	7,626
Depreciation	347	305	684	600
Total Operating Expenses	4,566	4,204	8,922	8,226

OPERATING INCOME	2,843	2,457	4,842	4,203

Interest Income (Expense):
Interest and Investment Income	23	14	37	24
Interest Expense	(43)	(17)	(70)	(31)
Interest, net	(20)	(3)	(33)	(7)

EARNINGS BEFORE PROVISION FOR INCOME TAXES	2,823	2,454	4,809	4,196
Provision for Income Taxes	1,055	909	1,794	1,553
NET EARNINGS	$1,768	$1,545	$3,015	$2,643

Weighted Average Common Shares	2,140	2,207	2,151	2,225
BASIC EARNINGS PER SHARE	$0.83	$0.70	$1.40	$1.19

Diluted Weighted Average Common Shares	2,150	2,214	2,161	2,232
DILUTED EARNINGS PER SHARE	$0.82	$0.70	$1.40	$1.18

Dividends Declared Per Share	$0.10	$0.085	$0.20	$0.17

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts In Millions, Except Per Share Data)

	July 31, 2005	January 30, 2005
ASSETS
Current Assets:
Cash and Cash Equivalents	$736	$506
Short-Term Investments	1,582	1,659
Receivables, net	2,182	1,499
Merchandise Inventories	11,252	10,076
Other Current Assets	652	450
Total Current Assets	16,404	14,190

Property and Equipment, at cost	29,615	28,437
Less Accumulated Depreciation and Amortization	5,968	5,711
Net Property and Equipment	23,647	22,726
Notes Receivable	356	369
Cost in Excess of the Fair Value of Net Assets Acquired	1,994	1,394
Other Assets	288	228
Total Assets	$42,689	$38,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$7,705	$5,766
Accrued Salaries and Related Expenses	1,068	1,055
Sales Taxes Payable	557	412
Deferred Revenue	1,762	1,546
Income Taxes Payable	390	161
Current Installments of Long-Term Debt	14	11
Other Accrued Expenses	1,804	1,578
Total Current Liabilities	13,300	10,529

Long-Term Debt, excluding current installments	2,168	2,148
Deferred Income Taxes	1,301	1,309
Other Long-Term Liabilities	781	763
Total Liabilities	17,550	14,749

STOCKHOLDERS’ EQUITY
Common Stock, par value $0.05; authorized: 10,000 shares; issued 2,393 shares at July 31, 2005 and 2,385 shares at January 30, 2005; outstanding 2,143 shares at July 31, 2005 and 2,185 shares at January 30, 2005	120	119
Paid-In Capital	6,958	6,650
Retained Earnings	26,546	23,962
Accumulated Other Comprehensive Income	263	227
Unearned Compensation	(127)	(108)
Treasury Stock at cost, 250 shares at July 31, 2005 and 200 shares at January 30, 2005	(8,621)	(6,692)
Total Stockholders’ Equity	25,139	24,158
Total Liabilities and Stockholders’ Equity	$42,689	$38,907

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts In Millions)

	Six Months Ended
	July 31, 2005	August 1, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$3,015	$2,643
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	729	636
Impairment Related to Disposition of EXPO Real Estate	80	—
Stock-Based Compensation Expense	81	61
Changes in Assets and Liabilities, net of the effects of acquisitions:
Increase in Receivables, net	(514)	(326)
Increase in Merchandise Inventories	(1,040)	(660)
Increase in Other Current Assets	(196)	(76)
Increase in Accounts Payable and Accrued Expenses	2,248	2,808
Increase in Deferred Revenue	216	292
Increase in Income Taxes Payable	240	152
(Decrease) Increase in Deferred Income Taxes	(8)	188
Decrease in Other Long-Term Liabilities	(15)	(22)
Other	110	36
Net Cash Provided by Operating Activities	4,946	5,732

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures	(1,835)	(1,537)
Payments for Businesses Acquired, net	(846)	(712)
Proceeds from Sales of Property and Equipment	98	58
Purchases of Investments	(11,176)	(15,543)
Proceeds from Maturities of Investments	11,253	15,297
Net Cash Used in Investing Activities	(2,506)	(2,437)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of Long-Term Debt	(6)	(5)
Proceeds from Sale of Common Stock, net	190	92
Repurchase of Common Stock	(1,955)	(2,446)
Cash Dividends Paid to Stockholders	(431)	(346)
Net Cash Used in Financing Activities	(2,202)	(2,705)

Increase in Cash and Cash Equivalents	238	590
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(8)	(1)
Cash and Cash Equivalents at Beginning of Period	506	1,103
Cash and Cash Equivalents at End of Period	$736	$1,692

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts In Millions)

	Three Months Ended		Six Months Ended
	July 31, 2005	August 1, 2004	July 31, 2005	August 1, 2004
Net Earnings	$1,768	$1,545	$3,015	$2,643
Other Comprehensive Income (Loss)(1):
Foreign Currency Translation Adjustments	69	48	38	(10)
Unrealized Gain (Loss) on Investments	—	1	(2)	1
Total Other Comprehensive Income (Loss)	69	49	36	(9)
Comprehensive Income	$1,837	$1,594	$3,051	$2,634

(1)  Components of comprehensive income are reported net of related taxes.

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2005, as filed with the Securities and Exchange Commission (File No. 1-8207).

Stock-Based Compensation

Effective February 3, 2003, the Company adopted the fair value method of recording stock-based compensation expense in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  The Company selected the prospective method of adoption as described in SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” and accordingly, stock-based compensation expense was recognized for stock options granted, modified or settled and for expense related to the Employee Stock Purchase Plan (“ESPP”) after the beginning of fiscal 2003.  The fair value of stock options and ESPP as determined on the date of grant using the Black-Scholes option-pricing model is being expensed over the vesting period of the related stock options and ESPP.

The following table illustrates the effect on Net Earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to all stock-based compensation in each period (amounts in millions, except per share data):

	Three Months Ended		Six Months Ended
	July 31, 2005	August 1, 2004	July 31, 2005	August 1, 2004
Net Earnings, as reported	$1,768	$1,545	$3,015	$2,643
Add: Stock-based employee compensation expense included in reported Net Earnings, net of related tax effects	27	21	51	38
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(47)	(59)	(97)	(119)
Pro forma net earnings	$1,748	$1,507	$2,969	$2,562

Earnings per Share:
Basic—as reported	$0.83	$0.70	$1.40	$1.19
Basic—pro forma	$0.82	$0.68	$1.38	$1.15
Diluted—as reported	$0.82	$0.70	$1.40	$1.18
Diluted—pro forma	$0.81	$0.68	$1.37	$1.15

Short-Term Investments

Short-Term Investments are primarily auction rate securities.  The interest rates on these securities are typically reset to market prevailing rates every 35 days or less, and in all cases every 90 days or less, but have longer stated maturities.  Short-Term Investments are recorded at fair value based on current market rates and are classified as available-for-sale.  Changes in the fair value are included in Accumulated Other Comprehensive Income (Loss), net of applicable taxes in the accompanying Consolidated Financial Statements.  Prior to the end of fiscal 2004, the Company classified auction rate securities in Cash and Cash Equivalents.  Prior period information was reclassified, including the impact on Cash Flows from Investing Activities, to conform with the current year presentation.  There was no impact on Net Earnings or Cash Flows from Operating Activities as a result of the reclassification.

Services Revenue

Net sales include services revenue generated through a variety of installation and home maintenance programs.  In these programs, the customer selects and purchases material for a project and the Company provides or arranges professional installation.  These programs are offered through The Home Depot and Expo Design Center (“EXPO”) stores and focus primarily on providing products and services to our do-it-for-me customers.  The Company also arranges for the provision of flooring, countertop and window coverings installation services to production homebuilders through its Creative Touch Interiors brand (formerly Builder Solutions Group).  Under certain programs, when the Company provides or arranges the installation of a project and the subcontractor provides material as part of the installation, both the material and labor are included in services revenue.  The Company recognizes this revenue when the service for the customer is complete.

All payments received prior to the completion of services are recorded in Deferred Revenue in the accompanying Consolidated Balance Sheets.  Services revenue, including the impact of Deferred Revenue, was $1.1 billion and $2.0 billion for the three and six months ended July 31, 2005, respectively, compared to $883 million and $1.7 billion for the three and six months ended August 1, 2004, respectively.

Valuation Reserves

As of the end of the second quarter of fiscal 2005 and the end of fiscal year 2004, the valuation allowances for Merchandise Inventories and uncollectible accounts receivable were not material.

Reclassifications

Certain amounts in the prior fiscal period have been reclassified to conform with the presentation adopted in the current fiscal period.

2.   BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES

The reconciliation of basic to diluted weighted average common shares for the three and six months ended July 31, 2005 and August 1, 2004 was as follows (amounts in millions):

	Three Months Ended		Six Months Ended
	July 31, 2005	August 1, 2004	July 31, 2005	August 1, 2004
Weighted average common shares	2,140	2,207	2,151	2,225
Effect of potentially dilutive securities:
Stock Plans	10	7	10	7
Diluted weighted average common shares	2,150	2,214	2,161	2,232

Stock plans include shares granted under the Company’s ESPP and stock incentive plans, as well as shares issued for deferred compensation stock plans.  Options to purchase 33.1 million and 63.9 million shares of common stock for the three months ended July 31, 2005 and August 1, 2004, respectively, were excluded from the computation of Diluted Earnings per Share because their effect would have been anti-dilutive.  Options to purchase 35.9 million and 64.2 million shares of common stock for the six months ended July 31, 2005 and August 1, 2004, respectively, were excluded from the computation of Diluted Earnings per Share because their effect would have been anti-dilutive.

3.  DISPOSITION OF INTEREST IN CERTAIN EXPO REAL ESTATE

In May 2005, the Company announced 20 of its EXPO stores would be closed or converted to The Home Depot store format.  In the first six months of fiscal 2005, the Company recorded $80 million of impairment charges in Selling, General and Administrative Expense related to the anticipated disposition of its interest in the underlying real estate and store conversions and $24 million of expense in Cost of Merchandise Sold related to inventory markdowns.  The Company expects to incur an additional estimated $8 million of expense, associated with lease obligations, upon the final disposition of the real estate during the remainder of fiscal 2005.  Affected customers are being served by existing The Home Depot and EXPO stores.  Management expects the remaining 34 EXPO stores to remain profitable.

4.  ACQUISITIONS

The following acquisitions completed by the Company during the second quarter of fiscal 2005 were accounted for under the purchase method of accounting.  Pro forma results of operations for the three and six months ended July 31, 2005 and August 1, 2004 would not have been materially different as a result of these acquisitions and therefore are not presented.

In May 2005, the Company acquired Lakeside Contractors Supply, Inc., a leading distributor of specialty hardware, tools and materials for professional contractors in the Chicago metropolitan area.  This acquisition will be operated as part of White Cap Construction Supply under The Home Depot Supply brand.

In June 2005, the Company acquired:

•                  Landmark Interiors, Inc., a leading provider of design center services and interior product sales and installation to production homebuilders in Phoenix.  This acquisition will be operated as part of Creative Touch Interiors under The Home Depot Supply brand.

•                  Contractors’ Warehouse, a retailer catering to the small contractor and remodeling tradesman in California.  This acquisition will be operated under The Home Depot Supply brand.

•                  Crown Bolt, Inc., a distributor of fasteners, hardware and other related products.  This acquisition will be operated under The Home Depot Supply brand.

•                  Utility Supply of America, Inc., the largest catalog supplier of products to the water and wastewater operations market.  This acquisition will be operated under The Home Depot Supply brand.

•                  Brafasco, a leading supplier of fasteners and industrial supplies, with 21 branches in Canada and three branches in the U.S.  This acquisition will be operated under The Home Depot Supply brand.

•                  Williams Bros. Lumber Company, a leading supplier of lumber and building materials to the home building industry, with 16 branches in Georgia.  This acquisition will be operated under The Home Depot Supply brand.

•                  Viplex Industries, Inc., a replacement window installer located in California.  This acquisition will be operated as part of our services business.

In July 2005, the Company acquired Brock Tool & Supply, Inc., a distributor of tools, fasteners and equipment in the Maryland area.  This acquisition will be operated as part of White Cap Construction Supply under The Home Depot Supply brand.

The total aggregate purchase price for acquisitions during the six months ended July 31, 2005 was $882 million.  As a result, the Company recorded Cost in Excess of Fair Value of Net Assets Acquired related to these acquisitions of $592 million on the accompanying Consolidated Balance Sheets.

5.  SUBSEQUENT EVENTS

In August 2005, the Company issued $1.0 billion of 4 5/8% Senior Notes due August 15, 2010 at a discount of $4.6 million with interest payable semi-annually on February 15 and August 15 of each year.

In August 2005, the Company acquired National Waterworks, Inc., the nation’s leading distributor of products used to build, repair and maintain water and wastewater transmission systems, for a purchase price of $1.35 billion.  This acquisition will be operated under The Home Depot Supply brand.

THE HOME DEPOT, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

The Home Depot, Inc.:

We have reviewed the accompanying Consolidated Balance Sheet of The Home Depot, Inc. and subsidiaries as of July 31, 2005, and the related Consolidated Statements of Earnings, and Comprehensive Income for the three and six-month periods ended July 31, 2005 and August 1, 2004, and the related Consolidated Statement of Cash Flows for the six-month periods ended July 31, 2005 and August 1, 2004.  These Consolidated Financial Statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the Consolidated Financial Statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheet of The Home Depot, Inc. and subsidiaries as of January 30, 2005, and the related Consolidated Statements of Earnings, Stockholders’ Equity and Comprehensive Income, and Cash Flows for the year then ended (not presented herein); and in our report dated March 11, 2005, we expressed an unqualified opinion on those Consolidated Financial Statements.  In our opinion, the information set forth in the accompanying Consolidated Balance Sheet as of January 30, 2005, is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.

/s/ KPMG LLP
KPMG LLP
Atlanta, Georgia

August 15, 2005

THE HOME DEPOT, INC. AND SUBSIDIARIES

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements contained herein, including those regarding Net Sales growth, increases in comparable store sales, impact of cannibalization, commodity price inflation and deflation, implementation of store initiatives, net earnings performance, including depreciation expense, stock-based compensation expense, store openings and closures, capital allocation and expenditures, the effect of adopting certain accounting standards, strategic direction and the demand for our products and services, constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on currently available information and are based on our current expectations and projections about future events. These statements are subject to risks and uncertainties that could cause actual results to differ materially from our historical experience and expectations. These risks and uncertainties include, but are not limited to: economic conditions in North America; changes in our cost structure; the availability of sourcing channels consistent with our strategy of differentiation; conditions affecting new store development; conditions affecting customer transactions and average ticket, including, but not limited to, weather conditions; the success of our technology initiatives in improving operations and customers’ in-store experience; our ability to identify and respond to evolving trends in demographics and consumer preferences; the relative success of our expansion strategy, including our ability to identify acquisition opportunities, particularly in markets outside the United States (“U.S.”), and our ability to complete acquisitions on financially attractive terms and integrate them with our other businesses; our ability to create appropriate distribution channels for key sales platforms; our ability to attract, train and retain highly qualified associates; the impact of new accounting standards; and the impact of competition, decisions by management related to possible asset impairments, regulation and litigation matters. Undue reliance should not be placed on such forward-looking statements as they speak only as of the date made. Additional information regarding these and other risks and uncertainties is contained in our periodic filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended January 30, 2005.

EXECUTIVE SUMMARY AND SELECTED CONSOLIDATED STATEMENTS OF EARNINGS DATA

For the second quarter of fiscal 2005, we reported record Net Earnings of $1.8 billion and Diluted Earnings per Share of $0.82 compared to Net Earnings of $1.5 billion and Diluted Earnings per Share of $0.70 for the second quarter of fiscal 2004.  For the first six months of fiscal 2005, we reported Net Earnings of $3.0 billion and Diluted Earnings per Share of $1.40 compared to Net Earnings of $2.6 billion and Diluted Earnings per Share of $1.18 for the first six months of fiscal 2004.  Net Sales increased 11.7% to a record $22.3 billion for the second quarter of fiscal 2005 from $20.0 billion for the second quarter of fiscal 2004. For the first six months of fiscal 2005, Net Sales increased 10.0% to a record $41.3 billion from $37.5 billion for the first six months of fiscal 2004.  Comparable store sales increased 4.0% and 3.1% for the second quarter and first six months of fiscal 2005, respectively.

We enhanced our business by maintaining an aggressive pace of introducing innovative and distinctive new merchandise, supported by continued investments in store modernization and technology, including major merchandising resets that reflect emerging consumer trends.  These investments in our core business are paying off as evidenced by certain key operating performance measurements, including average ticket, which increased 5.1% in the second quarter of fiscal 2005 to $57.54, a second quarter record.  For the first six months of fiscal 2005, our average ticket was $57.87, an increase of 5.4% over the comparable period for fiscal 2004.  We also achieved a gross profit of 33.2% and a record operating margin of 12.7% for the second quarter of fiscal 2005.  For the first six months of fiscal 2005, we achieved gross profit of 33.3% and a record operating margin of 11.7%.

We extended our business by opening new stores and by offering a variety of installation and home maintenance programs through our The Home Depot and EXPO Design Center (“EXPO”) stores.  Our services revenue increased 27.6% to $1.1 billion for the second quarter of fiscal 2005 and increased 21.9% to $2.0 billion for the first six months of fiscal 2005.  In both periods we saw sustained growth in categories such as roofing, countertops, kitchens, windows and soft flooring.  We opened 44 net new stores during the second quarter of fiscal 2005, bringing our total store count to 1,955 compared to 1,788 at the end of the second quarter of fiscal 2004.

We continue to invest in our stores to improve store efficiency and the overall customer shopping experience.  In 2004, we enhanced the front-end of our stores through self-checkout and a new point-of-sales system.  In 2005, we continued the roll-out of our back-end automated receiving (“BEAR”) project, which is in over 1,000 stores and will be in all stores in the U.S. by the end of the third quarter of fiscal 2005 and in all stores in Canada by the end of 2005.  Among other things, this initiative improves operational execution and productivity through the automation of our receiving process in the stores, enabling us to reallocate resources to the selling floor.

In support of the enhancement of our business through store modernization and technology as well as the extension of our business with new store openings and the roll-out of certain initiatives, we spent $1.8 billion for capital expenditures during the first six months of fiscal 2005.

We have expanded our market by capturing a growing share of the professional residential, commercial and heavy construction markets, which operate under our Home Depot Supply brand, and by continuing our expansion outside of the U.S.  As part of this expansion in the second quarter of fiscal 2005, we made several acquisitions that will operate under our Home Depot Supply brand.  The total cash paid for businesses acquired for the first six months of fiscal 2005 was $846 million.  Additionally, at the end of the second quarter of fiscal 2005, 170 of our stores were located in Canada and Mexico as compared to 147 for the comparable period of fiscal 2004.

In May 2005, we announced 20 of our EXPO stores would be closed or converted to The Home Depot store format.  In the first six months of fiscal 2005, we recorded $80 million of impairment charges in Selling, General and Administrative Expense related to the anticipated disposition of our interest in the underlying real estate and store conversions and $24 million of expense in Cost of Merchandise Sold related to inventory markdowns.  We expect to incur an additional estimated $8 million of expense, associated with lease obligations, upon the final disposition of the real estate during the remainder of fiscal 2005.  Affected EXPO customers are being served by existing The Home Depot and EXPO stores.  We expect the remaining 34 EXPO stores to remain profitable.

Our financial condition remains strong as evidenced by our $2.3 billion in Cash and Short-Term Investments at July 31, 2005.  At the end of the second quarter of fiscal 2005, our total debt-to-equity ratio was 8.7% and our return on invested capital (computed on beginning long-term debt and equity for the trailing four quarters) was 23.0% compared to 20.4% for the second quarter of fiscal 2004, a 260 basis point improvement.  In August 2005, we issued $1.0 billion of 4 5/8% Senior Notes due August 15, 2010 at a discount of $4.6 million.  On a pro forma basis including this debt issuance, our debt-to-equity ratio as of July 31, 2005 would have been 12.7%.

We believe the selected sales data, the percentage relationship between Net Sales and major categories in the Consolidated Statements of Earnings and the percentage change in the dollar amounts of each of the items presented as follows is important in evaluating the performance of our business operations.  We operate in one business segment and believe the information presented in our Management’s Discussion and Analysis of Financial Condition and Results of Operations provides an understanding of our business segment, our operations and our financial condition.

					% Increase
	% of Net Sales				(Decrease) in Dollar
	Three Months Ended		Six Months Ended		Amounts
	July 31, 2005	August 1, 2004	July 31, 2005	August 1, 2004	Three Months	Six Months
NET SALES	100.0%	100.0%	100.0%	100.0%	11.7%	10.0%

GROSS PROFIT	33.2	33.4	33.3	33.1	11.2	10.7

Operating Expenses:
Selling, General and Administrative	18.9	19.6	20.0	20.3	8.2	8.0
Depreciation	1.6	1.5	1.6	1.6	13.8	14.0
Total Operating Expenses	20.5	21.1	21.6	21.9	8.6	8.5

OPERATING INCOME	12.7	12.3	11.7	11.2	15.7	15.2

Interest Income (Expense):
Interest and Investment Income	0.1	0.1	0.1	0.1	64.3	54.2
Interest Expense	(0.2)	(0.1)	(0.2)	(0.1)	152.9	125.8
Interest, net	(0.1)	(0.0)	(0.1)	(0.0)	566.7	371.4

EARNINGS BEFORE PROVISION FOR INCOME TAXES	12.6	12.3	11.6	11.2	15.0	14.6
Provision for Income Taxes	4.7	4.6	4.3	4.2	16.1	15.5
NET EARNINGS	7.9%	7.7%	7.3%	7.0%	14.4%	14.1%

SELECTED SALES DATA
Number of Customer Transactions (in millions)(1)	372	359	693	675	3.6%	2.7%
Average Ticket(1)	$57.54	$54.73	$57.87	$54.91	5.1	5.4
Weighted Average Weekly Sales Per Operating Store (000s)(1)	$855	$860	$807	$818	(0.6)	(1.3)
Weighted Average Sales per Square Foot(1)	$421.13	$419.77	$397.49	$399.27	0.3	(0.4)
Comparable Store Sales Increase (%)(2)	4.0%	4.8%	3.1%	6.1%	N/A	N/A

(1)   Excludes all non-store locations since their inclusion may cause distortion of the data presented due to operational differences from our retail stores.  The total number of the excluded locations and their total square footage are immaterial to our total number of locations and total square footage.

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

RESULTS OF OPERATIONS

Net Sales for the second quarter of fiscal 2005 increased 11.7% to a record $22.3 billion from $20.0 billion for the second quarter of fiscal 2004.  For the first six months of fiscal 2005, sales increased 10.0% to a record $41.3 billion from $37.5 billion for the comparable period in fiscal 2004.  Net Sales growth for the second quarter and the first six months of fiscal 2005 was driven by an increase in comparable store sales of 4.0% and 3.1%, respectively, as well as sales from stores open for less than one year and sales from our newly acquired businesses.  We plan to open 175 new stores during fiscal 2005 and currently estimate fiscal 2005 Net Sales growth of 9% to 12% driven by comparable store sales growth, sales from new store openings, sales from certain stores opened during fiscal 2004 and sales from our newly acquired businesses.

Our average ticket for the second quarter of fiscal 2005 increased 5.1% to a second quarter record of $57.54 and increased 5.4% to $57.87 for the first six months of fiscal 2005.  Our comparable store sales growth was positive in 9 of 10 selling departments for both the second quarter and the first six months of fiscal 2005.  Building materials and hardware were particularly strong categories for the second quarter and first six months of fiscal 2005.  Building materials posted a strong comparable store sales increase through sales of gypsum, concrete, roofing and insulation, due in part to increased commodity prices.  The beginning of the hurricane season contributed to increased sales of generators, flashlights and other related safety products which contributed to strong comparable store sales in hardware.  Additionally, for the second quarter of fiscal 2005, we experienced strong comparable store sales in our garden/seasonal category driven by new products, improved assortments and the arrival of seasonal weather across most major markets.  Live goods, barbecue grills, outdoor watering merchandise, walk behind mowers, gas trimmers and related accessories, along with patio furniture contributed to the performance in this category.

Our comparable store sales growth reflects the impact of cannibalization.  In order to meet our customer service objectives, we strategically open stores near market areas served by existing stores (“cannibalize”) to enhance service levels, gain incremental sales and increase market penetration.  Our new stores cannibalized approximately 17% of our existing stores as of the second quarter of fiscal 2005, and we estimate that store cannibalization reduced the second quarter of fiscal 2005 comparable store sales by approximately 1.4%.  Additionally, we believe that our sales performance has been, and could continue to be, negatively impacted by the level of competition that we encounter in various markets.  However, due to the highly-fragmented U.S. home improvement industry, in which we estimate our market share is approximately 12%, measuring the impact on our sales by our competitors is extremely difficult.

The growth in Net Sales for the second quarter and first six months of fiscal 2005 reflects growth in services revenue, which increased 27.6% to $1.1 billion from $883 million for the second quarter of fiscal 2004 and increased 21.9% to $2.0 billion from $1.7 billion for the first six months of fiscal 2004.  The growth in services revenue in both periods was driven by strength in a number of areas including roofing, countertops, kitchens, windows and soft flooring.

We continue to invest in our stores to improve store efficiency and the overall customer shopping experience.  In 2004, we enhanced the front-end of our stores through self-checkout and a new point of sales system.  In 2005, we continued the roll-out of our back-end automated receiving (“BEAR”) project, which is in over 1,000 stores and will be in all stores in the U.S. by the end of the third quarter of fiscal 2005 and in all stores in Canada by the end of 2005.  Among other things, this initiative improves operational execution and productivity through the automation of our receiving process in the stores, enabling us to reallocate resources to the selling floor.

Gross Profit increased 11.2% to $7.4 billion for the second quarter of fiscal 2005 from $6.7 billion for the second quarter of fiscal 2004.  Gross Profit increased 10.7% to $13.8 billion for the first six months of fiscal 2005 from $12.4 billion for the first six months of fiscal 2004.  Gross Profit as a percentage of Net Sales was 33.2% for the second quarter of fiscal 2005 compared to 33.4% for the second quarter of fiscal 2004, a decrease of 15 basis points.  For the first six months of fiscal 2005, Gross Profit as a percentage of Net Sales was 33.3% compared with 33.1% for the comparable period of fiscal 2004, an increase of 20 basis points.  The decline in our gross profit rate for the second quarter of fiscal 2005 was primarily attributable to our strategic decision to exit the in-store wallpaper business and use the space in our stores for higher growth opportunities.  As a result, at the end of the second quarter of fiscal 2005, we provided for the markdowns that will be necessary to sell through the wallpaper inventory.  Our gross profit rate also reflects the seasonal nature of our business, where the arrival of warm weather and an early hurricane season drove an increased penetration of lower margin products in the second quarter of fiscal 2005, like live goods, generators and air conditioning units.  The gross profit rate for the first six months of fiscal 2005 increased over the prior year due to a lower penetration of lower margin categories.  This was partially offset by $24 million of markdowns that were taken for the first six months of fiscal 2005 in connection with our decision to close or convert 20 EXPO stores.  The cost of our deferred credit programs also applied downward pressure on gross profit for the second quarter and first six months of fiscal 2005.  Our deferred interest programs offer no interest/no payment programs through our private label credit card.  We believe these programs deliver long-term benefits, including higher average tickets and customer loyalty.  For the second quarter and first six months of fiscal 2005, penetration of our private label credit sales was 24.6% and 24.9%, respectively, as compared to penetration of 23.4% and 24.1% for the same periods of fiscal 2004.  Improved inventory management, which resulted in lower shrink levels, contributed to the increase in our gross profit rate for the first six months of fiscal 2005 and partially offset the decrease in our gross profit rate for the second quarter of fiscal 2005.

Selling, General and Administrative Expense increased 8.2% to $4.2 billion for the second quarter of fiscal 2005 from $3.9 billion for the second quarter of fiscal 2004.  For the first six months of fiscal 2005, Selling, General and Administrative Expense increased 8.0% to $8.2 billion from $7.6 billion for the first six months of fiscal 2004.  As a percentage of Net Sales, Selling, General and Administrative Expense was 18.9% for the second quarter of fiscal 2005 compared to 19.6% for the same period in fiscal 2004.  As a percentage of Net Sales, Selling, General and Administrative Expense was 20.0% for the first six months of fiscal 2005 compared to 20.3% for the same period in fiscal 2004.  The reduction of Selling, General and Administrative Expense as a percentage of Net Sales for both the second quarter and first six months of fiscal 2005 was primarily a result of continued strong expense control through cost takeout and waste elimination and gains in operating efficiencies.  We also continue to see benefits from our private label credit card.  In the second quarter and first six months of fiscal 2005, we recorded $2 million and $45 million of income, respectively, related to gift card breakage as a reduction of Selling, General and Administrative Expense.  The first quarter of fiscal 2005 was the first period in which we recognized gift card breakage, and therefore, the amount recognized in the first quarter of fiscal 2005 includes the breakage income related to gift cards sold since the inception of our gift card program.  For the first six months of fiscal 2005, we recorded $80 million of impairment charges in connection with our decision to close or convert 20 EXPO stores.

Depreciation increased 13.8% to $347 million for the second quarter of fiscal 2005 from $305 million for the second quarter of fiscal 2004.  For the first six months of fiscal 2005, Depreciation increased 14.0% to $684 million from $600 million for the same period in fiscal 2004.  Depreciation as a percentage of Net Sales was 1.6% for the second quarter of fiscal 2005 and 1.5% for the second quarter of fiscal 2004. As a percentage of Net Sales, Depreciation was 1.7% for the first six months of fiscal 2005 compared to 1.6% for the first six months of fiscal 2004.  The increase as a percentage of Net Sales for both periods was primarily due to our investments in store modernization and technology.

Interest expense increased to $43 million for the second quarter of fiscal 2005 from $17 million in the prior year.  We recorded $19 million of interest expense in the second quarter of fiscal 2005 related to the IRS examination of the Company’s 2002 and 2001 U.S. federal income tax returns.

Our combined federal, foreign and state effective income tax rate increased to 37.3% for the first six months of fiscal 2005 from 37.0% for the comparable period of fiscal 2004.  This increase was primarily due to an increase in our effective state income tax rate.

The American Jobs Creation Act of 2004 (“AJC Act”) provides a one-time 85 percent dividends-received deduction that would apply to qualified cash dividends received from controlled foreign corporations if the funds are reinvested in the United States.  The deduction can result in an effective income tax rate of 5.25% on the repatriation of foreign earnings, a rate much lower than the normal statutory tax rate of 35%.  At this time we are evaluating whether some or all of our unrepatriated foreign earnings will be repatriated under this new law.

The AJC Act also provides a new deduction for qualified domestic production activities.  When fully phased-in, the deduction will be up to nine percent of the lesser of qualified production activities income or taxable income.  We are currently assessing the potential impact of the AJC Act on our Provision for Income Taxes.

Diluted Earnings per Share were $0.82 and $1.40 for the second quarter and first six months of fiscal 2005, respectively, compared to $0.70 and $1.18 for the second quarter and first six months of fiscal 2004, respectively.  Diluted Earnings per Share were favorably impacted for the second quarter and first six months of fiscal 2005 by the repurchase of shares of our common stock in fiscal 2004 and 2005.  Over the past four years, we have repurchased 250 million shares of our common stock for a total of $8.6 billion.  As of July 31, 2005, we had $1.4 billion remaining under our authorized Share Repurchase Program.  On August 18, 2005 our Board of Directors authorized an additional $1.0 billion for share repurchases.  For fiscal 2005, we estimate our Diluted Earnings per Share growth will be 14% to 17%.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operations provides a significant source of liquidity.  During the first six months of fiscal 2005, Net Cash Provided by Operating Activities decreased to $4.9 billion compared to $5.7 billion for the same period of fiscal 2004.  The decrease was primarily due to higher working capital balances in the current year, partially offset by stronger Net Earnings.

Net Cash Used in Investing Activities for the first six months of fiscal 2005 was $2.5 billion compared to $2.4 billion for the same period of fiscal 2004.  The increase in Net Cash Used in Investing Activities was due to increases in Capital Expenditures and Payments for Businesses Acquired, partially offset by an increase in the net proceeds from sales and purchases of investments.  Capital Expenditures increased to $1.8 billion in the first six months of fiscal 2005 from $1.5 billion for the same period of fiscal 2004.  The increase in Capital Expenditures is due to more stores under construction in the first six months of fiscal 2005 compared with the first six months of fiscal 2004.

During the first six months of fiscal 2005, Net Cash Used in Financing Activities was $2.2 billion compared with $2.7 billion for the same period of fiscal 2004.  The decrease in Net Cash Used in Financing Activities was primarily due to the repurchase of $2.0 billion of our common stock during the first six months of fiscal 2005 compared with $2.4 billion for the same period of fiscal 2004.  The decrease in Net Cash Used in Financing Activities was partially offset by an increase in Cash Dividends Paid to Stockholders of $85 million to $431 million for the first six months of fiscal 2005 from $346 million for the first six months of fiscal 2004.

We have a commercial paper program that allows for borrowings up to a maximum of $1.25 billion.  As of July 31, 2005, there were no borrowings outstanding under the program.  In connection with the program, we have a back-up credit facility with a consortium of banks for borrowings up to $1.0 billion.  The credit facility contains various restrictive covenants, none of which is expected to impact our liquidity or capital resources.  In May 2005, we filed a shelf registration statement with the Securities and Exchange Commission for the future issuance of up to $5.0 billion of debt securities.  In August 2005, we issued $1.0 billion of 4 5/8% Senior Notes due August 15, 2010 at a discount of $4.6 million, leaving approximately $4.0 billion of availability under this shelf registration statement.

As of the end of the second quarter of fiscal 2005, our total debt-to-equity ratio was 8.7% compared to 7.3% at the end of the second quarter of fiscal 2004.  The increase in our total debt-to-equity ratio reflects the net increase in Long-Term Debt during the third quarter of fiscal 2004 as a result of the issuance of $1.0 billion of 3 3/4% Senior Notes due September 15, 2009 at a discount of $5 million partially offset by the repayment of $500 million of 6 1/2% Senior Notes.  On a pro forma basis including the August 2005 issuance of $1.0 billion of 4 5/8% Senior Notes, our total debt-to-equity ratio as of July 31, 2005 would have been 12.7%.

As of July 31, 2005, we had $2.3 billion in Cash and Short-Term Investments.  We believe that our current cash position, Short-Term Investments and cash flow generated from operations should be sufficient to enable us to complete our capital expenditure programs and any required long-term debt payments through the next several fiscal years.  In addition, we have funds available from the $1.25 billion commercial paper program and the ability to obtain alternative sources of financing through our shelf registration statement and otherwise if required.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”).  This statement revises SFAS Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123(R) requires all public entities to recognize compensation expense for all share-based payments as measured by the fair value on the grant date over the requisite service period.  In April 2005, the Securities and Exchange Commission issued guidance delaying the effective date of SFAS 123(R), therefore it will now be effective for The Home Depot in the first quarter of fiscal 2006.

Effective February 3, 2003, we adopted the fair value of recording stock-based compensation expense in accordance with SFAS 123.  We selected the prospective method of adoption as described in SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” and accordingly, stock-based compensation expense was recorded for all share-based payments granted or modified after the beginning of fiscal 2003.  Historically, we have used the Black-Scholes option pricing model to estimate the value of stock options granted to employees.  SFAS 123(R) requires that all share-based payments granted prior to the adoption date that remain unvested at the adoption date also be expensed over the remaining service period.  We currently intend to adopt SFAS 123(R) using the modified-prospective method, therefore in addition to continuing to recognize stock-based compensation expense for all share-based payments awarded since our adoption of SFAS 123 in fiscal 2003, we will also begin expensing unvested options granted prior to 2003 upon the adoption of SFAS 123(R).  We currently estimate the impact of adopting SFAS 123(R) will be a reduction of Earnings before Provision for Income Taxes of $42 million for fiscal 2006.

THE HOME DEPOT, INC. AND SUBSIDIARIES

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule
13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the fiscal quarter ended July 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In compliance with SEC disclosure requirements, the following is an environmental proceeding involving potential monetary sanctions of $100,000 or greater:

On July 20, 2005, the Company received a grand jury subpoena from the United States Attorney’s Office in Los Angeles, California, seeking documents and information relating to the Company’s handling, storage and disposal of hazardous waste.  California state and local government authorities are also investigating this matter, and the Company is cooperating fully with the respective authorities.  Although the Company cannot predict the outcome of this matter, it does not expect that these investigations will have a material adverse effect on the Company’s consolidated financial position or its results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  During the second quarter of fiscal 2005, the Company credited the accounts of certain nonemployee directors with 9,932 deferred stock units under The Home Depot, Inc. Nonemployee Directors’ Deferred Stock Compensation Plan pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.  The deferred stock units were credited to the accounts of such nonemployee directors as a result of such directors having elected to receive board and committee fees in the form of deferred stock units instead of receiving such fees in cash as payment for board and committee meetings held during the second quarter of fiscal 2005.  The deferred stock units convert to shares of common stock on a one-for-one basis following a nonemployee director’s termination of service as described in this plan.

(c)          The Company’s common stock repurchase program was initially announced on July 15, 2002.  As of the beginning of the second quarter of fiscal 2005, the Board had approved purchases up to $9.0 billion.  On both May 25, 2005 and August 18, 2005, the Company’s Board of Directors authorized an additional $1.0 billion in common stock repurchases for a total authorization of $11.0 billion.  The program does not have a prescribed expiration date.  The table below sets forth the Company’s monthly purchases during the second quarter of fiscal 2005:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
May 2, 2005 – May 29, 2005 (“May 2005”)	6,900,900	$38.21	243,668,302	$1,619,813,120
May 30, 2005 – June 26, 2005 (“June 2005”)	3,634,100	$39.67	247,302,402	$1,475,557,591
June 27, 2005 – July 31, 2005 (“July 2005”)	2,371,600	$40.65	249,674,002	$1,379,103,928

(1)  Does not include the additional $1.0 billion authorized on August 18, 2005.

In addition to these repurchases, pursuant to the Company’s 1997 and 2005 Omnibus Stock Incentive Plans (the “Plans”), participants may exercise stock options by surrendering shares of The Home Depot common stock that the participants already own as payment of the exercise price.  Participants in the Plans may also surrender shares of The Home Depot common stock as payment of applicable tax withholding on the vesting of restricted stock awards.  Shares so surrendered by participants in the Plans are repurchased pursuant to the terms of the Plans and applicable award agreement and not pursuant to publicly announced share repurchase programs.  For the quarter ended July 31, 2005, the following shares of The Home Depot common stock were surrendered by participants in the Plans: May 2005 – 18,288 shares at an average price per share of $39.84; June 2005 – 25,786 shares at an average price per share of $40.04; July 2005 – 11,069 shares at an average price per share of $42.90.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on May 26, 2005, shareholders of the Company elected the following nominees to the Board of Directors to serve a one-year term.  Votes cast were as follows:

Gregory D. Brenneman		Bonnie G. Hill
For:	1,817,852,449	For:	1,791,345,102
Withheld:	76,986,165	Withheld:	103,493,512

Richard H. Brown		Laban P. Jackson, Jr.
For:	1,802,211,964	For:	1,842,332,983
Withheld:	92,626,650	Withheld:	52,505,631

John L. Clendenin		Lawrence R. Johnston
For:	1,802,536,136	For:	1,818,509,594
Withheld:	92,302,478	Withheld:	76,329,020

Berry R. Cox		Kenneth G. Langone
For:	1,817,427,384	For:	1,777,945,263
Withheld:	77,411,230	Withheld:	116,893,351

Claudio X. Gonzalez		Robert L. Nardelli
For:	1,433,664,107	For:	1,809,095,991
Withheld:	461,174,507	Withheld:	85,742,623

Milledge A. Hart		Thomas J. Ridge
For:	1,808,379,014	For:	1,839,915,824
Withheld:	86,459,600	Withheld:	54,922,790

Shareholders ratified the appointment of KPMG LLP as the Company’s independent registered public accounting firm for fiscal 2005. Votes cast were as follows:

For:	1,845,053,165
Against:	30,670,760
Abstention:	19,114,689

Shareholders rejected a Company proposal to amend the Company’s Certificate of Incorporation.  Votes cast were as follows:

For:	938,221,394
Against:	502,721,203
Abstention:	22,782,232
Non-votes:	431,113,785

Shareholders supported a Company proposal to adopt the Company’s 2005 Omnibus Stock Incentive Plan.  Votes cast were as follows:

For:	1,145,616,473
Against:	294,766,339
Abstention:	23,342,017
Non-votes:	431,113,785

Shareholders rejected a shareholder proposal regarding employment diversity report disclosure. Votes cast were as follows:

For:	402,548,856
Against:	940,023,762
Abstention:	121,152,210
Non-votes:	431,113,785

Shareholders rejected a shareholder proposal regarding method of voting for directors. Votes cast were as follows:

For:	604,270,287
Against:	833,002,192
Abstention:	26,452,350
Non-votes:	431,113,785

Shareholders rejected a shareholder proposal regarding nondeductible compensation. Votes cast were as follows:

For:	135,041,697
Against:	1,301,032,346
Abstention:	27,650,786
Non-votes:	431,113,785

Shareholders supported a shareholder proposal regarding future severance agreements. Votes cast were as follows:

For:	804,215,809
Against:	634,069,878
Abstention:	25,439,142
Non-votes:	431,113,785

Shareholders rejected a shareholder proposal regarding performance and time-based restricted shares.  Votes cast were as follows:

For:	186,398,898
Against:	1,250,694,948
Abstention:	26,630,983
Non-votes:	431,113,785

Shareholders rejected a shareholder proposal regarding performance-based options. Votes cast were as follows:

For:	602,431,947
Against:	835,974,818
Abstention:	25,318,063
Non-votes:	431,113,785

Shareholders rejected a shareholder proposal regarding political nonpartisanship. Votes cast were as follows:

For:	126,634,342
Against:	1,204,750,796
Abstention:	132,339,690
Non-votes:	431,113,785

THE HOME DEPOT, INC. AND SUBSIDIARIES

Item 6.  Exhibits

10.1	The Home Depot, Inc. Form of Restricted Stock Award (U.S. Officers) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 27, 2005).

10.2	The Home Depot, Inc. Form of Deferred Share Award (Nonemployee Directors) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 27, 2005).

10.3	The Home Depot, Inc. Form of Deferred Share Award (U.S. Officers) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 27, 2005).

10.4	The Home Depot, Inc. Form of Deferred Share Award (Canada Officers) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 27, 2005).

10.5	The Home Depot, Inc. Form of LTIP Performance Unit Award (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 27, 2005).

10.6	The Home Depot, Inc. Form of Nonqualified Stock Option (U.S. Officers) (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on May 27, 2005).

10.7	The Home Depot, Inc. Form of Nonqualified Stock Option (Nonemployee Directors) (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on May 27, 2005).

10.8	The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on May 27, 2005).

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter of KPMG LLP, Acknowledgement of Independent Registered Public Accounting Firm, dated August 15, 2005.

31.1	Certification of the Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

THE HOME DEPOT, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HOME DEPOT, INC.
(Registrant)

	By:	/s/ ROBERT L. NARDELLI
Robert L. Nardelli
Chairman, President and
Chief Executive Officer

/s/ CAROL B. TOMÉ
Carol B. Tomé
Executive Vice President and
Chief Financial Officer
August 31, 2005
(Date)

THE HOME DEPOT, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit	Description
10.1	The Home Depot, Inc. Form of Restricted Stock Award (U.S. Officers) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 27, 2005).

10.2	The Home Depot, Inc. Form of Deferred Share Award (Nonemployee Directors) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 27, 2005).

10.3	The Home Depot, Inc. Form of Deferred Share Award (U.S. Officers) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 27, 2005).

10.4	The Home Depot, Inc. Form of Deferred Share Award (Canada Officers) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 27, 2005).

10.5	The Home Depot, Inc. Form of LTIP Performance Unit Award (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 27, 2005).

10.6	The Home Depot, Inc. Form of Nonqualified Stock Option (U.S. Officers) (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on May 27, 2005).

10.7	The Home Depot, Inc. Form of Nonqualified Stock Option (Nonemployee Directors) (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on May 27, 2005).

10.8	The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on May 27, 2005).

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter of KPMG LLP, Acknowledgement of Independent Registered Public Accounting Firm, dated August 15, 2005.

31.1	Certification of the Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.