Form 10-Q
period 2005-10-30
HOME DEPOT INC
filed 2005-12-01
CIK 354950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

$.05 par value 2,124,286,061 Shares, as of November 25, 2005

THE HOME DEPOT, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(Amounts In Millions, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	October 30, 2005	October 31, 2004	October 30, 2005	October 31, 2004
NET SALES	$20,744	$18,772	$62,022	$56,282
Cost of Merchandise Sold	13,781	12,520	41,295	37,601
GROSS PROFIT	6,963	6,252	20,727	18,681

Operating Expenses:
Selling, General and Administrative	4,124	3,882	12,362	11,508
Depreciation	366	314	1,050	914
Total Operating Expenses	4,490	4,196	13,412	12,422

OPERATING INCOME	2,473	2,056	7,315	6,259

Interest Income (Expense):
Interest and Investment Income	17	22	54	46
Interest Expense	(38)	(18)	(108)	(49)
Interest, net	(21)	4	(54)	(3)

EARNINGS BEFORE PROVISION FOR INCOME TAXES	2,452	2,060	7,261	6,256
Provision for Income Taxes	914	743	2,708	2,296
NET EARNINGS	$1,538	$1,317	$4,553	$3,960

Weighted Average Common Shares	2,130	2,191	2,145	2,213
BASIC EARNINGS PER SHARE	$0.72	$0.60	$2.12	$1.79

Diluted Weighted Average Common Shares	2,138	2,199	2,154	2,221
DILUTED EARNINGS PER SHARE	$0.72	$0.60	$2.11	$1.78

Dividends Declared Per Share	$0.10	$0.085	$0.30	$0.255

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts In Millions, Except Per Share Data)

	October 30, 2005	January 30, 2005
ASSETS
Current Assets:
Cash and Cash Equivalents	$905	$506
Short-Term Investments	473	1,659
Receivables, net	2,550	1,499
Merchandise Inventories	12,039	10,076
Other Current Assets	509	450
Total Current Assets	16,476	14,190

Property and Equipment, at cost	30,593	28,437
Less Accumulated Depreciation and Amortization	6,319	5,711
Net Property and Equipment	24,274	22,726

Notes Receivable	356	369
Cost in Excess of the Fair Value of Net Assets Acquired	3,120	1,394
Other Assets	444	228
Total Assets	$44,670	$38,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$8,101	$5,766
Accrued Salaries and Related Expenses	1,179	1,055
Sales Taxes Payable	570	412
Deferred Revenue	1,759	1,546
Income Taxes Payable	338	161
Current Installments of Long-Term Debt	513	11
Other Accrued Expenses	1,858	1,578
Total Current Liabilities	14,318	10,529

Long-Term Debt, excluding current installments	2,661	2,148
Deferred Income Taxes	1,080	1,309
Other Long-Term Liabilities	819	763
Total Liabilities	18,878	14,749

STOCKHOLDERS’ EQUITY
Common Stock, par value $0.05; authorized: 10,000 shares; issued 2,396 shares at October 30, 2005 and 2,385 shares at January 30, 2005; outstanding 2,124 shares at October 30, 2005 and 2,185 shares at January 30, 2005	120	119
Paid-In Capital	7,099	6,650
Retained Earnings	27,870	23,962
Accumulated Other Comprehensive Income	337	227
Unearned Compensation	(146)	(108)
Treasury Stock at cost, 272 shares at October 30, 2005 and 200 shares at January 30, 2005	(9,488)	(6,692)
Total Stockholders’ Equity	25,792	24,158
Total Liabilities and Stockholders’ Equity	$44,670	$38,907

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts In Millions)

	Nine Months Ended
	October 30, 2005	October 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$4,553	$3,960
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,170	971
Impairment Related to Disposition of EXPO Real Estate	85	—
Stock-Based Compensation Expense	131	93
Changes in Assets and Liabilities, net of the effects of acquisitions:
Increase in Receivables, net	(547)	(580)
Increase in Merchandise Inventories	(1,660)	(964)
Increase in Other Current Assets	(52)	(6)
Increase in Accounts Payable and Accrued Expenses	2,495	2,396
Increase in Deferred Revenue	212	282
Increase (Decrease) in Income Taxes Payable	194	(115)
(Decrease) Increase in Deferred Income Taxes	(277)	223
(Decrease) Increase in Other Long-Term Liabilities	(10)	44
Other	152	71
Net Cash Provided by Operating Activities	6,446	6,375

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures	(2,889)	(2,778)
Payments for Businesses Acquired, net	(2,251)	(727)
Proceeds from Sales of Property and Equipment	125	71
Purchases of Investments	(16,683)	(20,842)
Proceeds from Sales and Maturities of Investments	17,869	19,876
Net Cash Used in Investing Activities	(3,829)	(4,400)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Long-Term Borrowings, net of discount	995	995
Repayments of Long-Term Debt	(21)	(507)
Proceeds from Sale of Common Stock, net	267	135
Repurchase of Common Stock	(2,804)	(2,522)
Cash Dividends Paid to Stockholders	(645)	(532)
Net Cash Used in Financing Activities	(2,208)	(2,431)

Increase (Decrease) in Cash and Cash Equivalents	409	(456)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(10)	28
Cash and Cash Equivalents at Beginning of Period	506	1,103
Cash and Cash Equivalents at End of Period	$905	$675

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts In Millions)

	Three Months Ended		Nine Months Ended
	October 30, 2005	October 31, 2004	October 30, 2005	October 31, 2004
Net Earnings	$1,538	$1,317	$4,553	$3,960
Other Comprehensive Income (Loss)(1):
Foreign Currency Translation Adjustments	74	157	112	147
Unrealized Loss on Investments	—	(2)	(2)	(1)
Total Other Comprehensive Income	74	155	110	146
Comprehensive Income	$1,612	$1,472	$4,663	$4,106

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

The following table illustrates the effect on Net Earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to all stock-based compensation in each period (amounts in millions, except per share data):

	Three Months Ended		Nine Months Ended
	October 30, 2005	October 31, 2004	October 30, 2005	October 31, 2004
Net Earnings, as reported	$1,538	$1,317	$4,553	$3,960
Add: Stock-based employee compensation expense included in reported Net Earnings, net of related tax effects	31	21	82	59
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(53)	(60)	(150)	(179)
Pro forma net earnings	$1,516	$1,278	$4,485	$3,840

Earnings per Share:
Basic—as reported	$0.72	$0.60	$2.12	$1.79
Basic—pro forma	$0.71	$0.58	$2.09	$1.74
Diluted—as reported	$0.72	$0.60	$2.11	$1.78
Diluted—pro forma	$0.71	$0.58	$2.08	$1.73

Short-Term Investments

Short-Term Investments are primarily auction rate securities.  The interest rates on these securities are typically reset to market prevailing rates every 35 days or less, and in all cases every 90 days or less, but have longer stated maturities.  Short-Term Investments are recorded at fair value based on current market rates and are classified as available-for-sale.  Changes in the fair value are included in Accumulated Other Comprehensive Income, net of applicable taxes in the accompanying Consolidated Financial Statements.  Prior to the end of fiscal 2004, the Company classified auction rate securities in Cash and Cash Equivalents.  Prior period information was reclassified, including the impact on Cash Flows from Investing Activities, to conform with the current year presentation.  There was no impact on Net Earnings or Cash Flows from Operating Activities as a result of the reclassification.

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

All payments received prior to the completion of services are recorded in Deferred Revenue in the accompanying Consolidated Balance Sheets.  Services revenue, including the impact of Deferred Revenue, was $1.2 billion and $3.2 billion for the three and nine months ended October 30, 2005, respectively, compared to $957 million and $2.6 billion for the three and nine months ended October 31, 2004, respectively.

Valuation Reserves

As of the end of the third quarter of fiscal 2005 and the end of fiscal year 2004, the valuation allowances for Merchandise Inventories and uncollectible accounts receivable were not material.

Reclassifications

Certain amounts in the prior fiscal period have been reclassified to conform with the presentation adopted in the current fiscal period.

2.   BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES

The reconciliation of basic to diluted weighted average common shares for the three and nine months ended October 30, 2005 and October 31, 2004 was as follows (amounts in millions):

	Three Months Ended		Nine Months Ended
	October 30, 2005	October 31, 2004	October 30, 2005	October 31, 2004
Weighted average common shares	2,130	2,191	2,145	2,213
Effect of potentially dilutive securities: Stock Plans	8	8	9	8
Diluted weighted average common shares	2,138	2,199	2,154	2,221

Stock plans include shares granted under the Company’s ESPP and stock incentive plans, as well as shares issued for deferred compensation stock plans.  Options to purchase 59.6 million and 44.8 million shares of common stock for the three months ended October 30, 2005 and October 31, 2004, respectively, were excluded from the computation of Diluted Earnings per Share because their effect would have been anti-dilutive.  Options to purchase 62.4 million and 57.7 million shares of common stock for the nine months ended October 30, 2005 and October 31, 2004, respectively, were excluded from the computation of Diluted Earnings per Share because their effect would have been anti-dilutive.

3.  DISPOSITION OF INTEREST IN CERTAIN EXPO REAL ESTATE

In May 2005, the Company announced 20 of its EXPO stores would be closed or converted to The Home Depot store format.  As of the end of the third quarter of fiscal 2005, all 20 stores were closed for disposition or conversion.  In the first nine months of 2005, the Company charged $91 million to Selling, General and Administrative Expense related to the dispositions, of which $85 million was for asset impairment charges and $6 million was for on-going lease obligations.  Additionally, the Company incurred $24 million of expense in Cost of Merchandise Sold in the nine months ended October 30, 2005 related to inventory markdowns in these stores.  Affected customers are being served by existing The Home Depot and EXPO stores.  Management expects the remaining 34 EXPO stores to remain profitable.

4.  ACQUISITIONS

The following acquisitions completed by the Company during the third quarter of fiscal 2005 were accounted for under the purchase method of accounting.  Pro forma results of operations for the three and nine months ended October 30, 2005 and October 31, 2004 would not have been materially different as a result of these acquisitions and therefore are not presented.

In August 2005, the Company acquired National Waterworks, Inc., the nation’s leading distributor of products used to build, repair and maintain water and wastewater transmission systems.  This acquisition will be operated under The Home Depot Supply.

Also, in August 2005, the Company acquired Wire Products of Hawaii, Inc. and West Tool, Inc.  Both of these acquisitions will be operated as part of White Cap Construction Supply under The Home Depot Supply.

In October 2005, the Company acquired Magnum Pipe, LLC, a water and wastewater distribution systems company.  This acquisition will be operated as part of National Waterworks, Inc. under The Home Depot Supply.

The total aggregate purchase price for acquisitions during the nine months ended October 30, 2005 was $2.3 billion.  As a result, the Company recorded Cost in Excess of the Fair Value of Net Assets Acquired related to these acquisitions of $1.7 billion on the accompanying Consolidated Balance Sheets.

5.  LONG-TERM DEBT

In August 2005, the Company issued $1.0 billion of 4 5/8% Senior Notes due August 15, 2010 (“Senior Notes”) at a discount of $5 million with interest payable semi-annually on February 15 and August 15 of each year.  The net proceeds of $995 million were used to pay for a portion of the acquisition price of National Waterworks, Inc.  The $5 million discount associated with the issuance is being amortized over the term of the Senior Notes using the effective interest rate method.  Issuance costs were $6 million and are being amortized over the term of the Senior Notes using the straight line method.  The Senior Notes may be redeemed by the Company at any time, in whole or in part, at a redemption price plus accrued interest up to the redemption date.  The redemption price is equal to the greater of (1) 100% of the principal amount of the Senior Notes to be redeemed, or (2) the sum of the present values of the remaining scheduled payments of principal and interest to maturity.  The Company is generally not limited under the indenture governing the Senior Notes in its ability to incur additional indebtedness or required to maintain financial ratios or specified levels of net worth or liquidity.  However, the indenture governing the Senior Notes contains various restrictive covenants, none of which is expected to impact the Company’s liquidity or capital resources.

THE HOME DEPOT, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

The Home Depot, Inc.:

We have reviewed the accompanying Consolidated Balance Sheet of The Home Depot, Inc. and subsidiaries as of October 30, 2005, and the related Consolidated Statements of Earnings, and Comprehensive Income for the three- and nine-month periods ended October 30, 2005 and October 31, 2004, and the related Consolidated Statements of Cash Flows for the nine-month periods ended October 30, 2005 and October 31, 2004.  These Consolidated Financial Statements are the responsibility of the Company’s management.

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

November 29, 2005

THE HOME DEPOT, INC. AND SUBSIDIARIES

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements contained herein, including any statements related to Net Sales growth, increases in comparable store sales, impact of cannibalization, commodity price inflation and deflation, implementation of store initiatives, Net Earnings performance, including Depreciation expense, stock-based compensation expense, store openings and closures, capital allocation and expenditures, the effect of adopting certain accounting standards, strategic direction and the demand for our products and services, constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on currently available information and are based on our current expectations and projections about future events. These statements are subject to risks and uncertainties that could cause actual results to differ materially from our historical experience and expectations. These risks and uncertainties include, but are not limited to: economic conditions in North America; changes in our cost structure; the availability of sourcing channels consistent with our strategy of differentiation; conditions affecting new store development; conditions affecting customer transactions and average ticket, including, but not limited to, weather conditions; the success of our technology initiatives in improving operations and customers’ in-store experience; our ability to identify and respond to evolving trends in demographics and consumer preferences; the relative success of our expansion strategy, including our ability to identify acquisition opportunities, particularly in markets outside the United States, and our ability to complete acquisitions on financially attractive terms and integrate them with our other businesses; our ability to create appropriate distribution channels for key sales platforms; our ability to attract, train and retain highly qualified associates; the impact of new accounting standards; the impact of competition; and decisions by management related to possible asset impairments, regulation and litigation matters. Undue reliance should not be placed on such forward-looking statements as they speak only as of the date made. Additional information regarding these and other risks and uncertainties is contained in our periodic filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended January 30, 2005.

EXECUTIVE SUMMARY AND SELECTED CONSOLIDATED STATEMENTS OF EARNINGS DATA

In fiscal 2005, we reported third quarter Net Earnings of $1.5 billion and Diluted Earnings per Share of $0.72 compared to Net Earnings of $1.3 billion and Diluted Earnings per Share of $0.60 for the third quarter of fiscal 2004.  For the first nine months of fiscal 2005, we reported Net Earnings of $4.6 billion and Diluted Earnings per Share of $2.11 compared to Net Earnings of $4.0 billion and Diluted Earnings per Share of $1.78 for the first nine months of fiscal 2004.  Net Sales increased 10.5% to $20.7 billion for the third quarter of fiscal 2005 from $18.8 billion for the third quarter of fiscal 2004. For the first nine months of fiscal 2005, Net Sales increased 10.2% to $62.0 billion from $56.3 billion for the first nine months of fiscal 2004.  Comparable store sales increased 3.6% and 3.3% for the third quarter and first nine months of fiscal 2005, respectively.

We enhanced our business by maintaining an aggressive pace of introducing innovative and distinctive new merchandise, supported by continued investments in store modernization and technology, including major merchandising resets that reflect emerging consumer trends.  These investments in our core business are paying off as evidenced by certain key operating performance measurements, including average ticket, which increased 6.1% in the third quarter of fiscal 2005 to $58.92, a company record.  For the first nine months of fiscal 2005, our average ticket was $58.21, an increase of 5.6% over the comparable period for fiscal 2004.  We also achieved a third quarter gross profit of 33.6% and a third quarter record operating margin of 11.9% in fiscal 2005.  For the first nine months of fiscal 2005, we achieved a gross profit of 33.4% and an operating margin of 11.8%.

We extended our business by opening new stores and by offering a variety of installation and home maintenance programs through our The Home Depot and EXPO Design Center (“EXPO”) stores.  We also arranged for the provision of flooring, countertop and window coverings installation services to production homebuilders through our Creative Touch Interiors brand (formerly Builder Solutions Group).  Our services revenue increased 21.0% to $1.2 billion for the third quarter of fiscal 2005 and increased 21.5% to $3.2 billion for the first nine months of fiscal 2005.  In both periods we saw sustained growth in categories such as HVAC, kitchens, countertops, windows, roofing and gutters.  We opened 37 new stores during the third quarter of fiscal 2005, bringing our total store count to 1,972 compared to 1,826 at the end of the third quarter of fiscal 2004.  We will open our 2,000th store, including our 50th store in Mexico, during the fourth quarter of fiscal 2005.

We continue to invest in our stores to improve store efficiency and the overall customer shopping experience.  During the third quarter of fiscal 2005, we achieved the following accomplishments related to our technology initiatives:

•                  Completed the rollout of back-end automated scanned receiving to all U.S. and Canadian stores;

•                  Commenced vendor authorization for certified receiving;

•                  Grew centralized auto replenishment to 11% of store sales;

•                  Implemented a special order flooring services pilot in 146 stores;

•                  Continued installation of self-check out registers, in 1,205 stores as of the end of the third quarter of fiscal 2005; and

•                  Implemented new core financial systems in Mexico.

In support of the enhancement of our business through store modernization and technology as well as the extension of our business with new store openings and the roll-out of certain initiatives, we spent $2.9 billion for capital expenditures during the first nine months of fiscal 2005.

We have expanded our market by capturing a growing share of the professional residential, commercial and heavy construction markets, which operate under The Home Depot Supply, and by continuing our expansion outside of the U.S.  As part of this expansion in the third quarter of fiscal 2005, we made several acquisitions that will operate under The Home Depot Supply.  The total cash paid for businesses acquired for the first nine months of fiscal 2005 was $2.3 billion.  Additionally, at the end of the third quarter of fiscal 2005, 175 of our stores were located in Canada and Mexico as compared to 152 for the comparable period of fiscal 2004.

In May 2005, we announced 20 of our EXPO stores would be closed or converted to The Home Depot store format.  In the first nine months of fiscal 2005, we recorded $91 million of asset impairment and lease obligation charges in Selling, General and Administrative Expense related to the disposition of our interest in the underlying real estate and store conversions.  Additionally, we recorded $24 million of expense in Cost of Merchandise Sold related to inventory markdowns in the first nine months of fiscal 2005.  Affected EXPO customers are being served by existing The Home Depot and EXPO stores.  We expect the remaining 34 EXPO stores to remain profitable.

We ended the third quarter of fiscal 2005 with $1.4 billion in Cash and Short-Term Investments, our total debt-to-equity ratio was 12.3% and our return on invested capital (computed on beginning long-term debt and equity for the trailing four quarters) was 21.8% compared to 21.4% for the third quarter of fiscal 2004, a 40 basis point improvement.  In August 2005, we issued $1.0 billion of 4 5/8% Senior Notes due August 15, 2010, at a discount of $5 million.

We believe the selected sales data, the percentage relationship between Net Sales and major categories in the Consolidated Statements of Earnings and the percentage change in the dollar amounts of each of the items presented as follows is important in evaluating the performance of our business operations.  We operate in one operating segment and believe the information presented in our Management’s Discussion and Analysis of Financial Condition and Results of Operations provides an understanding of our operating segment, our operations and our financial condition.

					% Increase
	% of Net Sales				(Decrease) in Dollar
	Three Months Ended		Nine Months Ended		Amounts
	October 30, 2005	October 31, 2004	October 30, 2005	October 31, 2004	Three Months	Nine Months
NET SALES	100.0%	100.0%	100.0%	100.0%	10.5%	10.2%

GROSS PROFIT	33.6	33.3	33.4	33.2	11.4	11.0

Operating Expenses:
Selling, General and Administrative	19.9	20.7	19.9	20.5	6.2	7.4
Depreciation	1.8	1.6	1.7	1.6	16.6	14.9
Total Operating Expenses	21.7	22.3	21.6	22.1	7.0	8.0

OPERATING INCOME	11.9	11.0	11.8	11.1	20.3	16.9

Interest Income (Expense):
Interest and Investment Income	0.1	0.1	0.1	0.1	(22.7)	17.4
Interest Expense	(0.2)	(0.1)	(0.2)	(0.1)	111. 1	120.4
Interest, net	(0.1)	(0.0)	(0.1)	(0.0)

EARNINGS BEFORE PROVISION FOR INCOME TAXES	11.8	11.0	11.7	11.1	19.0	16.1
Provision for Income Taxes	4.4	4.0	4.4	4.1	23.0	17.9
NET EARNINGS	7.4%	7.0%	7.3%	7.0%	16.8%	15.0%

SELECTED SALES DATA
Number of Customer Transactions (in millions)(1)	329	324	1,022	999	1.5%	2.3%
Average Ticket(1)	$58.92	$55.53	$58.21	$55.11	6.1	5.6
Weighted Average Weekly Sales Per Operating Store (000s)(1)	$765	$767	$793	$801	(0.3)	(1.0)
Weighted Average Sales per Square Foot(1)	$376.97	$374.97	$390.77	$391.59	0.5	(0.2)
Comparable Store Sales Increase (%)(2)	3.6%	4.5%	3.3%	5.6%	N/A	N/A

(1)              Excludes all non-store locations since their inclusion may cause distortion of the data presented due to operational differences from our retail stores.  The total number of the excluded locations and their total square footage are immaterial to our total number of locations and total square footage.

(2)              Includes Net Sales at locations open greater than 12 months, including relocated and remodeled stores, and Net Sales of all of the subsidiaries of The Home Depot, Inc.  Stores and subsidiaries become comparable on the Monday following the 365th day of operation, and include certain locations acquired in the current year by existing subsidiaries.   Comparable store sales is intended only as supplemental information and is not a substitute for Net Sales or Net Earnings presented in accordance with generally accepted accounting principles.

RESULTS OF OPERATIONS

Net Sales for the third quarter of fiscal 2005 increased 10.5% to $20.7 billion from $18.8 billion for the third quarter of fiscal 2004.  For the first nine months of fiscal 2005, sales increased 10.2% to $62.0 billion from $56.3 billion for the comparable period in fiscal 2004.  Net Sales growth for the third quarter and the first nine months of fiscal 2005 was driven by an increase in comparable store sales of 3.6% and 3.3%, respectively, as well as sales from stores open for less than one year and sales from our newly acquired businesses.  We plan to open 175 new stores during fiscal 2005 and currently estimate fiscal 2005 Net Sales growth of 10% to 12% driven by comparable store sales growth, sales from new store openings, sales from certain stores opened during fiscal 2004 and sales from our newly acquired businesses.  During the third quarter of fiscal 2005, we experienced one of the most destructive hurricane seasons in modern U.S. history, with three major storms having an enormous impact on our communities, including our customers and associates.  We estimate that the storms increased our comparable store sales growth by 37 basis points for the third quarter of fiscal 2005.

Our average ticket for the third quarter of fiscal 2005 increased 6.1% to a company record of $58.92 and increased 5.6% to $58.21 for the first nine months of fiscal 2005.  Our comparable store sales growth was positive in 8 of 10 selling departments for the third quarter of fiscal 2005 and was positive in 9 of 10 selling departments for the first nine months of fiscal 2005.  For the third quarter and first nine months of fiscal 2005, we experienced particularly strong comparable store sales increases in kitchen and bath driven by continued growth in core appliance market share and increased kitchen installations.  For the third quarter of fiscal 2005, we experienced strong comparable store sales in our Pro categories, including electrical, plumbing and building materials, as well as increased sales of generators, tarps, extension cords and chainsaws.  Additionally, during the third quarter of fiscal 2005, we experienced strong comparable store sales in our garden and seasonal category driven by sales of patio furniture and barbeque grills.

Our comparable store sales growth reflects the impact of cannibalization.  In order to meet our customer service objectives, we strategically open stores near market areas served by existing stores (“cannibalize”) to enhance service levels, gain incremental sales and increase market penetration.  Our new stores cannibalized approximately 17.8% of our existing stores as of the third quarter of fiscal 2005, and we estimate that store cannibalization reduced the third quarter of fiscal 2005 comparable store sales by approximately 2.1%.  Additionally, we believe that our sales performance has been, and could continue to be, negatively impacted by the level of competition that we encounter in various markets.  However, due to the highly-fragmented U.S. home improvement industry, in which we estimate our market share is approximately 12%, measuring the impact on our sales by our competitors is extremely difficult.

The growth in Net Sales for the third quarter and first nine months of fiscal 2005 reflects growth in services revenue, which increased 21.0% to $1.2 billion from $957 million for the third quarter of fiscal 2004 and increased 21.5% to $3.2 billion from $2.6 billion for the first nine months of fiscal 2004.  The growth in services revenue in both periods was driven by strength in a number of areas including HVAC, kitchens, countertops, windows, roofing and gutters.

We continue to invest in our stores to improve store efficiency and the overall customer shopping experience.  In the third quarter of fiscal 2005, we completed the roll-out of our back-end automation and reengineering (“BEAR”) project, which is now in all stores in the U.S. and Canada.  Among other things, this initiative improves operational execution and productivity through the automation of our receiving process in the stores, enabling us to reallocate resources to the selling floor.

Gross Profit increased 11.4% to $7.0 billion for the third quarter of fiscal 2005 from $6.3 billion for the third quarter of fiscal 2004.  Gross Profit increased 11.0% to $20.7 billion for the first nine months of fiscal 2005 from $18.7 billion for the first nine months of fiscal 2004.  Gross Profit as a percentage of Net Sales was 33.6% for the third quarter of fiscal 2005 compared to 33.3% for the third quarter of fiscal 2004, an increase of 27 basis points.  For the first nine months of fiscal 2005, Gross Profit as a percentage of Net Sales was 33.4% compared with 33.2% for the comparable period of fiscal 2004, an increase of 23 basis points.  Our focus on cost take out as well as a higher penetration of certain higher gross margin categories contributed 65 basis points of the increase in the Gross Profit rate for the third quarter of fiscal 2005.  The increase in the Gross Profit rate in the third quarter of fiscal 2005 was partially offset by 38 basis points related to a clearance event held in our stores to provide space for the fall selling season and holiday presentation.  The Gross Profit rate for the first nine months of fiscal 2005 increased over the prior year due to a number of factors, including improved inventory management, which resulted in lower shrink levels and changes in the mix of merchandise sold.  The increase in the Gross Profit rate for the first nine months of fiscal 2005 was partially offset by $24 million of markdowns that were taken in connection with our decision to close or convert 20 EXPO stores.  The cost of our deferred credit programs also applied downward pressure on Gross Profit for the third quarter and first nine months of fiscal 2005.  Our deferred interest programs offer no interest/no payment programs through our private label credit card.  We believe these programs deliver long-term benefits, including higher average tickets and customer loyalty.  For the third quarter and first nine months of fiscal 2005, penetration of our private label credit sales was 26.3% and 25.4%, respectively, as compared to penetration of 24.1% for each comparable period of fiscal 2004.

Selling, General and Administrative Expense increased 6.2% to $4.1 billion for the third quarter of fiscal 2005 from $3.9 billion for the third quarter of fiscal 2004.  For the first nine months of fiscal 2005, Selling, General and Administrative Expense increased 7.4% to $12.4 billion from $11.5 billion for the first nine months of fiscal 2004.  As a percentage of Net Sales, Selling, General and Administrative Expense was 19.9% for the third quarter of fiscal 2005 compared to 20.7% for the same period in fiscal 2004.  As a percentage of Net Sales, Selling, General and Administrative Expense was 19.9% for the first nine months of fiscal 2005 compared to 20.5% for the same period in fiscal 2004.  The reduction of Selling, General and Administrative Expense as a percentage of Net Sales for both the third quarter and first nine months of fiscal 2005 was primarily a result of continued strong expense control and gains in operating efficiencies.  We also continue to see benefits from our private label credit card.  In the third quarter and first nine months of fiscal 2005, we recorded $4 million and $49 million of income, respectively, related to gift card breakage as a reduction of Selling, General and Administrative Expense.  The first quarter of fiscal 2005 was the first period in which we recognized gift card breakage, and therefore, the amount recognized in the first quarter of fiscal 2005 includes the breakage income related to gift cards sold since the inception of our gift card program.  Finally, for the first nine months of fiscal 2005, we recorded $91 million of impairment charges and expense related to lease obligations in connection with our decision to close or convert 20 EXPO stores.

Depreciation increased 16.6% to $366 million for the third quarter of fiscal 2005 from $314 million for the third quarter of fiscal 2004.  For the first nine months of fiscal 2005, Depreciation increased 14.9% to $1.1 billion from $914 million for the same period in fiscal 2004.  Depreciation as a percentage of Net Sales was 1.8% for the third quarter of fiscal 2005 and 1.6% for the third quarter of fiscal 2004. As a percentage of Net Sales, Depreciation was 1.7% for the first nine months of fiscal 2005 compared to 1.6% for the first nine months of fiscal 2004.  The increase as a percentage of Net Sales for both periods was primarily due to our investments in store modernization and technology.

Interest Expense increased to $38 million and $108 million for the third quarter and first nine months of fiscal 2005, respectively, from $18 million and $49 million for the third quarter and first nine months for fiscal 2004, respectively.  The increase in Interest Expense for the third quarter and first nine months of fiscal 2005 was due to additional interest incurred related to the August 2005 $1.0 billion issuance of 4 5/8% Senior Notes.  Additionally, we recorded $28 million of Interest Expense in the first nine months of fiscal 2005 related to examinations of our 2002 and 2001 U.S. federal and state income tax returns.

Our combined federal, foreign and state effective income tax rate increased to 37.3% for the first nine months of fiscal 2005 from 36.7% for the comparable period of fiscal 2004.  The majority of this increase is due to a one time reversal of a $31 million valuation allowance for utilization of capital losses in the third quarter of fiscal 2004.

The American Jobs Creation Act of 2004 (“AJC Act”) provides a one-time 85% dividends-received deduction that would apply to qualified cash dividends received from controlled foreign corporations if the funds are reinvested in the United States.  The deduction can result in an effective income tax rate of 5.25% on the repatriation of foreign earnings, a rate much lower than the normal statutory tax rate of 35%.  At this time we are evaluating whether some or all of our unrepatriated foreign earnings will be repatriated under this new law.

The AJC Act also provides a new deduction for qualified domestic production activities.  When fully phased-in, the deduction will be up to 9% of the lesser of qualified production activities income or taxable income.  We are currently assessing the potential impact of the AJC Act on our Provision for Income Taxes.

Diluted Earnings per Share were $0.72 and $2.11 for the third quarter and first nine months of fiscal 2005, respectively, compared to $0.60 and $1.78 for the third quarter and first nine months of fiscal 2004, respectively.  Diluted Earnings per Share were favorably impacted for the third quarter and first nine months of fiscal 2005 by the repurchase of shares of our common stock in fiscal 2004 and 2005.  Over the past four years, we have repurchased 272 million shares of our common stock for a total of $9.5 billion.  As of October 30, 2005, we had $1.5 billion remaining under our authorized Share Repurchase Program.  For fiscal 2005, we estimate our Diluted Earnings per Share growth will be 17% to 18%.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operations provides a significant source of liquidity.  Net Cash Provided by Operating Activities was $6.4 billion for both the first nine months of fiscal 2005 and 2004.

Net Cash Used in Investing Activities for the first nine months of fiscal 2005 was $3.8 billion compared to $4.4 billion for the same period of fiscal 2004.  The decrease in Net Cash Used in Investing Activities was due to an increase in the net proceeds from sales and purchases of investments, partially offset by an increase in Payments for Businesses Acquired.

During the first nine months of fiscal 2005, Net Cash Used in Financing Activities was $2.2 billion compared with $2.4 billion for the same period of fiscal 2004.  The decrease in Net Cash Used in Financing Activities was primarily due to the repayment of $500 million of Long-Term Debt during the first nine months of fiscal 2004 partially offset by the repurchase of $2.8 billion of our common stock during the first nine months of fiscal 2005 compared with $2.5 billion for the same period of fiscal 2004.

We have a commercial paper program that allows for borrowings up to a maximum of $1.25 billion.  As of October 30, 2005, there were no borrowings outstanding under the program.  In connection with the program, we have a back-up credit facility with a consortium of banks for borrowings up to $1.0 billion.  The credit facility contains various restrictive covenants, none of which is expected to impact our liquidity or capital resources.  In May 2005, we filed a shelf registration statement with the Securities and Exchange Commission for the future issuance of up to $5.0 billion of debt securities.  In August 2005, we issued $1.0 billion of 4 5/8% Senior Notes due August 15, 2010 at a discount of $5 million, leaving approximately $4.0 billion of availability under our registration statement.

As of the end of the third quarter of fiscal 2005, our total debt-to-equity ratio was 12.3% compared to 9.1% at the end of the third quarter of fiscal 2004.  The increase in our total debt-to-equity ratio reflects the net increase in Long-Term Debt during the third quarter of fiscal 2005 as a result of the issuance of $1.0 billion of 4 5/8% Senior Notes due August 15, 2010.

As of October 30, 2005, we had $1.4 billion in Cash and Short-Term Investments.  We believe that our current cash position, Short-Term Investments and cash flow generated from operations should be sufficient to enable us to complete our capital expenditure programs and any required long-term debt payments through the next several fiscal years.  In addition, we have funds available from the $1.25 billion commercial paper program and the ability to obtain alternative sources of financing through our shelf registration statement and otherwise if required.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”).  This statement revises SFAS Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123(R) requires all public entities to recognize compensation expense for all share-based payments as measured by the fair value on the grant date over the requisite service period.  In April 2005, the Securities and Exchange Commission issued guidance delaying the effective date of SFAS 123(R), therefore it will now be effective for The Home Depot in the first quarter of fiscal 2006.

Effective February 3, 2003, we adopted the fair value based method of recording stock-based compensation expense in accordance with SFAS 123.  We selected the prospective method of adoption as described in SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” and accordingly, stock-based compensation expense was recorded for all share-based payments granted or modified after the beginning of fiscal 2003.  Historically, we have used the Black-Scholes option pricing model to estimate the value of stock options granted to employees.  SFAS 123(R) requires that all share-based payments granted prior to the adoption date that remain unvested at the adoption date also be expensed over the remaining service period.  We currently intend to adopt SFAS 123(R) using the modified-prospective method, therefore in addition to continuing to recognize stock-based compensation expense for all share-based payments awarded since our adoption of SFAS 123 in fiscal 2003, we will also begin expensing unvested options granted prior to 2003 upon the adoption of SFAS 123(R).  We currently estimate the impact of adopting SFAS 123(R) will be a reduction of Earnings before Provision for Income Taxes of $42 million for fiscal 2006.

In October 2005, the FASB issued FASB Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP 13-1”).  FSP 13-1 requires rental costs associated with operating leases that are incurred during a construction period be recognized as rental expense and included in income from continuing operations.  FSP 13-1 becomes effective for the first reporting period beginning after December 15, 2005.  The adoption of FSP 13-1 is not expected to have a material impact on our Consolidated Financial Statements.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the fiscal quarter ended October 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)          During the third quarter of fiscal 2005, the Company credited the accounts of certain nonemployee directors with 3,729 deferred stock units under The Home Depot, Inc. Nonemployee Directors’ Deferred Stock Compensation Plan pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.  The deferred stock units were credited to the accounts of such nonemployee directors as a result of such directors having elected to receive board and committee fees in the form of deferred stock units instead of receiving such fees in cash as payment for board and committee meetings held during the third quarter of fiscal 2005.  The deferred stock units convert to shares of common stock on a one-for-one basis following a nonemployee director’s termination of service as described in this plan.

(c)          The Company’s common stock repurchase program was initially announced on July 15, 2002.  As of the beginning of the third quarter of fiscal 2005, the Board had approved purchases up to $10.0 billion.  On August 18, 2005, the Company’s Board of Directors authorized an additional $1.0 billion in common stock repurchases for a total authorization of $11.0 billion.  The program does not have a prescribed expiration date.  The table below sets forth the Company’s monthly purchases during the third quarter of fiscal 2005:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
August 1, 2005 – August 28, 2005 (“August 2005”)	6,723,000	$40.77	256,397,002	$2,104,879,511
August 29, 2005 – September 25, 2005 (“September 2005”)	6,758,800	$40.13	263,155,802	$1,833,484,710
September 26, 2005 – October 30, 2005 (“October 2005”)	8,348,700	$38.54	271,504,502	$1,511,540,685

In addition to these repurchases, pursuant to the Company’s 1997 and 2005 Omnibus Stock Incentive Plans (the “Plans”), participants may exercise stock options by surrendering shares of The Home Depot common stock that the participants already own as payment of the exercise price.  Participants in the Plans may also surrender shares of The Home Depot common stock as payment of applicable tax withholding on the vesting of restricted stock awards.  Shares so surrendered by participants in the Plans are repurchased pursuant to the terms of the Plans and applicable award agreement and not pursuant to publicly announced share repurchase programs.  For the quarter ended October 30, 2005, the following shares of The Home Depot common stock were surrendered by participants in the Plans: August 2005 – 80,677 shares at an average price per share of $40.67; September 2005 – 36,067 shares at an average price per share of $40.58; October 2005 – 11,678 shares at an average price per share of $40.78.

Item 6.  Exhibits

10.1	Separation Agreement & Release by and between The Home Depot, Inc. and John H. Costello, dated September 8, 2005.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter of KPMG LLP, Acknowledgement of Independent Registered Public Accounting Firm, dated November 29, 2005.

31.1	Certification of the Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HOME DEPOT, INC.
(Registrant)

By:	/s/ ROBERT L. NARDELLI
Robert L. Nardelli
Chairman, President and
Chief Executive Officer

/s/ CAROL B. TOMÉ
Carol B. Tomé
Executive Vice President and
Chief Financial Officer
November 29, 2005
(Date)

INDEX TO EXHIBITS

Exhibit	Description
10.1	Separation Agreement & Release by and between The Home Depot, Inc. and John H. Costello, dated September 8, 2005.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter of KPMG LLP, Acknowledgement of Independent Registered Public Accounting Firm, dated November 29, 2005.

31.1	Certification of the Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.