Form 10-K
period 2006-01-29
HOME DEPOT INC
filed 2006-03-29
CIK 354950

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-8207

THE HOME DEPOT, INC.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE
(State or Other Jurisdiction of Incorporation or Organization)

95-3261426
(I.R.S. Employer Identification No.)

2455 PACES FERRY ROAD, N.W., ATLANTA, GEORGIA 30339
(Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Including Area Code: (770) 433-8211

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, $0.05 Par Value Per Share	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒                Accelerated filer ☐                Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on July 31, 2005 was $91.2 billion.

The number of shares outstanding of the Registrant's Common Stock as of March 28, 2006 was 2,117,846,411 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's proxy statement for the 2006 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K to the extent described herein.

THE HOME DEPOT, INC.
FISCAL YEAR 2005 FORM 10-K

CAUTIONARY STATEMENT PURSUANT TO THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained herein, including any statements related to Net Sales growth, increases in comparable store sales, impact of cannibalization, commodity price inflation and deflation, implementation of store initiatives, protection of intellectual property rights, Net Earnings performance, earnings per share, stock-based compensation expense, store openings and closures, payments on commercial paper borrowings, the effect of adopting certain accounting standards, future financial reporting, financing, margins, return on invested capital, operations after the closing of the merger with Hughes Supply, Inc. ("Hughes Supply"), the timing and certainty of closing of the merger with Hughes Supply, the accounting and financial impact of the merger with Hughes Supply, strategic direction and the demand for our products and services, constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on currently available information and are based on our current expectations and projections about future events. These statements are subject to risks and uncertainties that could cause actual results to differ materially from our historical experience and expectations. Some of the material risks and uncertainties that could cause actual results to differ materially from historical experience and expectations are described in Item 1A. "Risk Factors." Undue reliance should not be placed on the forward-looking statements contained herein as they speak only as of the date hereof and we undertake no obligation to update these forward-looking statements to reflect subsequent events or circumstances. Additional information regarding these and other risks and uncertainties is contained in our periodic filings with the Securities and Exchange Commission.

PART I

Item 1. Business.

Introduction

The Home Depot, Inc. is the world's largest home improvement retailer and the second largest retailer in the United States ("U.S."), based on Net Sales for the fiscal year ended January 29, 2006 ("fiscal 2005"). As of the end of fiscal 2005, we were operating 2,042 stores, most of which are The Home Depot® stores. The following is a description of our The Home Depot stores, Home Depot Supply and our other store formats.

The Home Depot stores sell a wide assortment of building materials, home improvement and lawn and garden products and provide a number of services. The Home Depot stores average approximately 105,000 square feet of enclosed space, with approximately 23,000 additional square feet of outside garden area. As of the end of fiscal 2005, we had 1,984 The Home Depot stores located throughout the U.S. (including the territories of Puerto Rico and the Virgin Islands), Canada and Mexico.

In addition to The Home Depot stores, we have a retail store format that sells products and services primarily for home decorating and remodeling projects called EXPO Design Center and two retail store formats focused on professional customers called Home Depot Supply and The Home Depot Landscape Supply. As of the end of fiscal 2005, we were operating 34 EXPO Design Center stores, three Home Depot Supply stores and 11 The Home Depot Landscape Supply stores. We also have two The Home Depot Floor Stores located in Texas and Florida that primarily sell flooring products.

In addition to our retail stores, our business also includes Home Depot Supply. Home Depot Supply distributes products and sells installation services primarily to professional business contractors, businesses and municipalities and generally operates in the following three areas:

  •
  Maintenance, Repair and Operations ("MRO") supplies maintenance, repair and operating products primarily to multi-family housing, hospitality and lodging facilities. Included under MRO are National Waterworks, Inc. and Apex Supply Company, Inc. National Waterworks

    provides a wide range of water and wastewater transmission products through 137 branches in 36 states. Apex Supply is a wholesale supplier of plumbing, HVAC, appliances and other related professional products with 25 locations in the Southeast. MRO also distributes its products through 20 distribution centers located in 14 states.

  •
  Builder provides products and arranges installation services for production home builders through 37 locations in 14 states. Builder also includes Williams Bros. Lumber Company, LLC, a supplier of lumber and building materials to home builders through 16 branches in Georgia.

  •
  Professional Supply includes various brands, such as White Cap Construction and Contractors' Warehouse. White Cap Construction distributes specialty hardware, tools and materials to construction contractors through 103 branches in 23 states. Contractors' Warehouse caters to small contractors and remodeling tradesmen through eight retail stores located in California.

In January 2006, we entered into a definitive merger agreement to acquire Hughes Supply, a leading distributor of construction, repair and maintenance products, for aggregate consideration of approximately $3.5 billion. Upon closing, Hughes Supply will be part of Home Depot Supply.

The Home Depot, Inc. is a Delaware corporation that was incorporated in 1978. Our Store Support Center (corporate office) is located at 2455 Paces Ferry Road, N.W., Atlanta, Georgia 30339. Our telephone number is (770) 433-8211.

We maintain an Internet website at www.homedepot.com. We make available on our website, free of charge, our Annual Reports to shareholders, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and Forms 3, 4 and 5 as soon as reasonably practicable after filing such documents with, or furnishing such documents to, the Securities and Exchange Commission.

We have included our website addresses throughout this filing only as textual references. The information contained on our websites is not incorporated by reference into this Form 10-K.

Retail Businesses

The Home Depot Stores

Operating Strategy.    Our operating strategy is to offer a broad assortment of high-quality merchandise and services at competitive prices using knowledgeable, service-oriented personnel and strong marketing and credit promotions. We believe that our associates' knowledge of products and home improvement techniques and applications is very important to our marketing approach and our ability to maintain and enhance customer satisfaction.

Customers.    The Home Depot stores serve three primary customer groups:

  •
  Do-It-Yourself ("D-I-Y") Customers: These customers are typically home owners who purchase products and complete their own projects and installations. To complement the expertise of our associates, The Home Depot stores offer "how-to" clinics taught by associates and merchandise vendors.

  •
  Do-It-For-Me ("D-I-F-M") Customers: These customers are typically home owners who purchase materials themselves and hire third parties to complete the project and/or installation. We arrange for the installation of a variety of The Home Depot products through qualified independent contractors.

  •
  Professional Customers: These customers are professional remodelers, general contractors, repairmen and tradesmen. In many stores, we offer a variety of programs to these customers, including additional delivery and will-call services, dedicated staff, extensive merchandise selections and expanded credit programs, all of which we believe increase sales to this group.

Products.    A typical The Home Depot store stocks 35,000 to 45,000 products during the year, including both national brand name and proprietary items. The following table shows the percentage of revenues of each major product group (and related services) for each of the last three fiscal years:

	Percentage of Revenues for Fiscal Year Ended
Product Group	January 29, 2006	January 30, 2005	February 1, 2004
Building materials, lumber and millwork	24.2%	24.4%	23.2%
Plumbing, electrical and kitchen	29.4	29.0	28.9
Hardware and seasonal	27.1	26.9	27.6
Paint, flooring and wall covering	19.3	19.7	20.3

Total	100.0%	100.0%	100.0%

We buy our store merchandise from suppliers located throughout the world and are not dependent on any single supplier. Most of our merchandise is purchased directly from manufacturers, which eliminates "middleman" costs. We believe that competitive sources of supply are readily available for substantially all of the products we sell in The Home Depot stores.

To complement and enhance our product selection, we have formed strategic alliances and exclusive relationships with selected suppliers to market products under a variety of well-recognized brand names. During fiscal 2005, we offered a number of proprietary and exclusive brands across a wide range of departments including, but not limited to, Behr Premium Plus® paint, Charmglow® gas grills, Hampton Bay® lighting, Mills Pride® cabinets, Vigoro® lawn care products, Husky® hand tools, RIDGID® and Ryobi® power tools, Pegasus® faucets, Traffic Master® carpet, Glacier Bay® bath fixtures and Veranda® decking products. We may consider additional strategic alliances and relationships with other suppliers and will continue to assess opportunities to expand the range of products available under brand names that are exclusive to The Home Depot.

In 2005, innovative and distinctive products continued to be a growth driver supporting our merchandising strategy. The following successes helped differentiate The Home Depot in the marketplace:

  •
  An enhanced grill lineup led by our proprietary Charmglow® brand and the exclusive Ducane Stainless Steel Grills;

  •
  Flooring innovation through our DuPont RealTouch Elite Laminate Flooring;

  •
  Introduction of LG appliances and a broadened assortment of Maytag and GE products;

  •
  Expanded patio lineup led by our proprietary Hampton Bay® set;

  •
  Broadened assortment of paint, including Colores Origenes, Bellagio faux paint, and the Ralph Lauren metallic and suede paint;

  •
  Innovative products from Ryobi®, including the Ryobi One+ System™, Ryobi Multitaskit™ and Ryobi Gas Pressure Washer; and

  •
  Growing power tool lineup, including the introduction of exclusive Makita and Milwaukee lithium-ion power tools for professional and D-I-Y customers.

We maintain a global sourcing merchandise program to source high-quality products directly from manufacturers. This gives our customers a broader selection of innovative products and better value, while enhancing our gross margin. Our product development merchants travel internationally to identify opportunities to purchase items directly for our stores. Additionally, we have two sourcing offices located in Shanghai and Shenzhen, China, and have a quality assurance engineer located in Milan,

Italy. We also have product development merchants, as well as a sourcing office, in Monterrey, Mexico. These initiatives enable us to improve product features and quality, to import products not currently available to our customers and to offer products at a lower price than would otherwise be available if purchased from third-party importers. We currently source products from more than 600 factories in approximately 35 countries.

Services.    The Home Depot and EXPO Design Center stores offer a variety of installation services. These services target D-I-F-M customers who select and purchase products and installation of those products from us. These installation programs include products such as carpeting, flooring, cabinets, countertops and water heaters. In addition, we provide professional installation of a number of products sold through our in-home sales programs, such as generators and furnace and central air systems. Our wholly-owned subsidiaries, THD At-Home Services, Inc. and Home Depot Installation Services, Inc., sell and install our roofing, siding and window programs. With the exception of Home Depot Installation Services, Inc., which employs its own qualified installers, The Home Depot's installation services are provided by qualified independent contractors throughout the U.S. and Canada. We also arrange for the provision of flooring, countertop, cabinet and window covering installation services to production home builders through our Creative Touch Interiors brand. During the fourth quarter of fiscal 2005, we extended our services business by acquiring Chem-Dry, the world's largest carpet and upholstery cleaning franchisor. Chem-Dry has nearly 4,000 franchises worldwide, including 2,500 in the U.S.

Store Growth

United States.    At the end of fiscal 2005, we were operating 1,793 The Home Depot stores in the U.S., including the territories of Puerto Rico and the Virgin Islands. During fiscal 2005, we opened 140 new The Home Depot stores, including four relocations, in the U.S. Although these new store openings occurred primarily in existing markets, we continued our geographic expansion by opening stores in a number of new markets.

To increase customer service levels, gain incremental sales and enhance long-term market penetration, we often open new stores near the edge of market areas served by existing stores. While these openings may initially have a negative impact on comparable store sales growth, we believe this "cannibalization" strategy increases customer satisfaction and our overall market share by reducing delays in shopping, increasing utilization by existing customers and attracting new customers to more convenient locations. During fiscal 2005, we believe that approximately 20% of our stores were cannibalized by certain of our new stores.

Canada.    At the end of fiscal 2005, we were operating 137 The Home Depot stores in ten Canadian provinces. Of these stores, 21 were opened during fiscal 2005, including one relocation.

Mexico.    At the end of fiscal 2005, we were operating 54 stores in Mexico. Of these stores, 10 were opened during fiscal 2005.

China.    At the end of fiscal 2004, we entered into an arrangement to lease commercial office space in Shanghai to support a retail initiative in China. We are currently pursuing our strategy for entry into the China home improvement marketplace.

EXPO Design Center Stores

EXPO Design Center stores are designed to be a complete home decorating and remodeling resource for middle- to upper- income D-I-F-M customers by offering interior design products for kitchens, baths, appliances and flooring, as well as products for lighting, decorating and storage and organization projects, beyond those available in The Home Depot stores. In each of the 34 EXPO Design Center stores, customers are also offered complete project management and installation services through associates who have expertise in designing, planning and completing decorating and remodeling projects.

Other Businesses

Home Depot Supply

Apex Supply Company

Apex Supply Company is a wholesale distributor of plumbing, HVAC, appliances and other related products primarily to trade and mechanical contractors. Apex Supply employs approximately 580 associates through 25 locations in the Southeast.

Contractors' Warehouse

Contractors' Warehouse, acquired in June 2005, offers over 10,000 items of building materials and construction supplies to small contractors and remodeling tradesmen through eight retail stores located in California. Contractors' Warehouse employs approximately 500 associates.

Creative Touch Interiors

Creative Touch Interiors ("CTI") provides builder design center services for production home builders with solutions for flooring, countertops, cabinets, window coverings and other interior products. CTI has relationships with 18 of the top 20 home builders in the U.S., as well as other regional and local home builders. Through these operations, CTI manages the complete process, from helping customers make design choices to purchasing, scheduling and installation of its products for entire housing communities. CTI currently conducts operations from 37 facilities in 14 states and employs approximately 2,900 associates.

Home Depot Supply Stores

Home Depot Supply stores offer personal service to contractors and other professional customers by providing experienced account managers, expanded lumber and building material assortments, greater quantities of merchandise and expanded delivery services. At the end of fiscal 2005, we were operating three Home Depot Supply retail stores in two states and employed approximately 150 associates.

Home Depot Supply (formerly Maintenance Warehouse)

Home Depot Supply is a leading distributor of maintenance, repair and operating supplies to the multi-family housing, hospitality and institutional industries. Through its catalogs, direct mail and field sales representatives, Home Depot Supply offers approximately 16,000 items. Home Depot Supply, which employs approximately 2,200 associates, is a multi-channel business with a nationwide field sales organization, broad line catalog and user friendly website at www.hdsupply.com. Orders are fulfilled through one of Home Depot Supply's 20 distribution centers and are shipped for same-day or next-day delivery to customers across the U.S.

National Waterworks

National Waterworks, acquired in August 2005, is a leading distributor of a wide range of water and wastewater transmission products, including pipes, fittings, valves, meters, fire hydrants, service and repair products and related components. Through its network of 137 branches in 36 states, National Waterworks sells directly to municipalities and to contractors who serve municipalities and perform residential, commercial and industrial waterworks projects. National Waterworks employs approximately 1,500 associates.

White Cap Construction

White Cap Construction is a leading supplier of specialty hardware, tools and materials throughout the U.S. White Cap employs approximately 2,900 associates and offers a broad range of products through a network of 103 branch locations in 23 states. White Cap markets its products to large- and medium-sized professional contractors who utilize these products in a wide range of commercial, industrial, residential and infrastructure construction projects. White Cap supplies building materials and structural hardware, as well as power and hand tools.

Williams Bros. Lumber Company

Williams Bros. Lumber Company, acquired in June 2005, is a leading supplier of lumber and building materials to professional, residential and commercial builders. Williams Bros. operates through 16 branches located throughout Georgia and employs 1,600 associates.

Home Depot Direct

Home Depot Direct offers customers expanded merchandise selection and extra time convenience through website and catalog shopping, with direct product delivery to the home, office or job site. It also provides customers with valuable online information about home improvement topics and merchandise for sale in local The Home Depot stores.

Its primary website is located at www.homedepot.com. This site offers an assortment of products available for sale, information about its products and projects, calculators to estimate the amount and kinds of materials needed to complete a project, as well as information about The Home Depot (including store locations and hours of operation) and links to other Home Depot Direct on-line businesses. The focus of this website is on providing products, information and customer service. We believe our Internet site provides us with an opportunity to build relationships with, and educate, our customers, improve service, and provide convenient shopping from home and increase store sales.

Through www.homedepot.com, Home Depot Direct offers an assortment of over 30,000 items for sale. These items are selected based on their potential for on-line sales. Managing product selection and pricing nationally allows it to promote the same product and price to all visitors to its websites and allows Home Depot Direct to leverage certain on-line marketing channels that reach across many or all The Home Depot store pricing markets.

During fiscal 2005, Home Depot Direct continued to enhance the content of www.homedepot.com to describe each of the installation services The Home Depot offers and the capability to allow potential customers to conveniently sign up on-line for in-home consultations. We anticipate continuing to improve the quality and quantity of services-related content on-line.

Home Depot Direct manages other websites in support of the various The Home Depot brands and businesses. The Canadian website, www.homedepot.ca, provides an assortment of products available for sale online in Canada, a store locator, and information on The Home Depot and its Canadian services. The Canadian website is bilingual to service The Home Depot customers in Canada's two official languages, English and French. The Contractor Services Site, www.contractorservices.homedepot.com, allows contractors to browse and purchase store products that can be picked up in The Home Depot stores or delivered to their home. Customers may obtain store information and locations on EXPO Design Center stores at www.expo.com.

Home Depot Direct's 10 Crescent Lane site, www.10CrescentLane.com, and Paces Trading Company site, www.PacesTrading.com, offer their products for sale online using similar photography and content as found in their respective catalogs to provide a consistent brand experience.

Your Other Warehouse

Your Other Warehouse, which is also a part of Home Depot Direct, is a distributor of special order faucet and plumbing fixtures, lighting, fan and hardware products for The Home Depot and EXPO Design Center stores and a variety of other third-party resellers. Your Other Warehouse carries over 60,000 products from over 130 suppliers, including Kohler®, American Standard® and other major manufacturers. Your Other Warehouse operates five distribution facilities and a call center and employs approximately 900 associates.

Store Support Services

Information Technologies.    During fiscal 2005, we continued to improve our technology capabilities by opening a second technology center, located in Austin, Texas. In addition to providing redundancy, the center allows for growth and expansion. The center currently houses engineers, software developers and computer operation staff.

In fiscal 2005, we completed the rollout of back-end scanned receiving to all U.S. and Canadian stores, which allows us to simplify, standardize and automate how we receive product. We commenced vendor certification for certified receiving. We continued installation of self-checkout registers, which, as of the end of fiscal 2005, were in 1,272 stores and we grew centralized automatic replenishment to 20% of store sales. We also implemented a Special Order Services Initiative pilot in 285 stores and we introduced new mobile cart functionality in all stores.

While our technology investments have been primarily focused in our stores, we invested in technology improvements in other areas. During fiscal 2005, we implemented new financial systems for our Mexico retail operations, upgraded our call centers, improved our websites and launched several new direct-to-consumer brands.

Associate Development.    At the end of fiscal 2005, we employed approximately 345,000 associates, of whom approximately 26,000 were salaried, with the remainder compensated on an hourly or temporary basis. Approximately 68% of our associates are employed on a full-time basis. We believe that our employee relations are very good. To attract and retain qualified personnel, we seek to maintain competitive salary and wage levels in each market we serve.

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

We have implemented programs in our stores and divisional offices to ensure that we hire and promote the most qualified associates in a non-discriminatory way. One of the most significant programs we have is our annual Human Resources Review process, which assesses and reviews leaders and teams, succession planning and executive pipeline, high potential associates, staffing, retention, diversity, training and compliance. The program is closely linked to our Performance Management Process, which evaluates the performance, leadership and potential of all associates. We also maintain a list of qualified associates who are interested in new assignments and of qualified outside applicants that can be reviewed when positions become available.

Marketing.    We are one of the nation's largest retail advertisers, and utilize a broad range of mass media and targeted media. We also incorporate major sponsorships into our marketing plan, such as NASCAR®, the U.S. Olympic® team, The Home Depot Center, ESPN College Game Day®, and a number of home and garden shows. We also utilize marketing arrangements with television shows of strategic importance, such as Trading Spaces®, While You Were Out® and This Old House®. We extend our reach and educate our customers through proprietary publications, such as the 1-2-3® home improvement book series.

We execute our marketing campaigns on both a national and local basis. Because our stores are located throughout the U.S., Canada and Mexico, we can achieve greater efficiencies than smaller retailers by using national advertising. At the same time, we tailor our advertising locally to respond to market differences, both in terms of products and the competitive environment. We produce advertisements in English, Spanish and French-Canadian.

Credit Services.    We offer credit purchase programs through third-party credit providers to professional, D-I-Y and D-I-F-M customers. In fiscal 2005, approximately 4 million new The Home Depot credit accounts were opened, bringing the total number of The Home Depot account holders to approximately 16 million. Proprietary credit card sales accounted for approximately 26% of store sales in fiscal 2005. We also offer an unsecured Home Improvement Loan that gives our customers the opportunity to finance the purchase of products and services in our stores. We believe that this loan program not only supports large sales, such as kitchen and bath remodels, but also generates incremental sales from our customers.

Intellectual Property.    Through our wholly-owned subsidiary, Homer TLC, Inc., we have registered or applied for registration, in a number of countries, for a variety of internet domain names, service marks and trademarks for use in our businesses, including The Home Depot®; Home Depot Direct; Hampton Bay® fans, lighting and accessories; Glacier Bay® toilets, sinks and faucets; Pegasus® faucets and bath accessories; Commercial Electric® lighting fixtures; Workforce® tools, tool boxes and shelving; www.10CrescentLane.com and www.PacesTrading.com. Furthermore, through various acquisitions and filings, we have also obtained and now maintain patent portfolios relating to certain products and services provided by The Home Depot, and continually seek to patent or otherwise protect selected innovations we incorporate into our products and business operations. We regard our intellectual property as having significant value and as being an important factor in the marketing of our brand, e-commerce, stores and new areas of business. We are not aware of any facts that could be expected to have a material adverse affect on our intellectual property.

Quality Assurance Program.    We have a quality assurance program for our directly imported globally-sourced products. Through this program, we have established criteria for supplier and product performance, which measures factors such as product quality and timeliness of shipments. The performance record is made available to the factories to allow them to strive for improvement. The quality assurance program addresses the following three main components:

  •
  Factory: the factory development group ensures all direct import factories are assessed and qualified to manufacture quality products that meet the expectations we have established, as well as to assess their compliance with our policies;

  •
  Products: the product engineering group authorizes laboratories to test products prior to purchase and ensures that qualified inspectors conduct inspections at the factory to ensure consistent compliance with our requirements, applicable national and international standards, and features determined by our merchants; and

  •
  Packages: the package-engineering group authorizes laboratories to test packaging prior to purchase and ensures that qualified inspectors inspect packaging at the factory to ensure consistent compliance with all relevant requirements.

Logistics.    We use several mechanisms to lower distribution costs and increase our efficiencies. Import distribution centers process our globally-sourced merchandise. At the end of fiscal 2005, we had 16 import distribution centers located in the U.S. and Canada. At the end of fiscal 2005, we also had 30 lumber distribution centers in the U.S. and Canada to support the lumber demands of our stores and

10 transit facilities. At our transit facilities, we receive merchandise from manufacturers and immediately provide transfer onto trucks for delivery to our stores. We believe that the transit facility network will provide service to approximately 80% of our stores in the continental U.S. by the end of fiscal 2006. We also operate other specialty distribution centers for specific merchandise needs. The distribution centers and transit facilities allow us to provide high service levels to our stores at relatively low costs. At the end of fiscal 2005, approximately 40% of the merchandise shipped to our stores was processed through our network of distribution centers and transit facilities. As our networks evolve, we expect to increase the percentage of merchandise processed by our facilities. The remaining merchandise will be shipped directly from our suppliers to our stores.

In addition to replenishing merchandise supplies at our stores, we also provide delivery services directly to our customers. We continually assess opportunities to improve our distribution network to better satisfy the needs of our stores and our customers and to lower costs.

Environmental, Health & Safety ("EH&S").    We are committed to maintaining a safe environment for our customers and associates, and protecting the environment of the communities in which we do business. Our EH&S function in the field is directed by trained associates focused primarily on execution of the EH&S programs. Additionally, we have an Atlanta-based team of dedicated EH&S professionals who evaluate, develop, implement and enforce policies, processes and programs on a Company-wide basis. Our EH&S professionals are responsible for managing our Global EH&S program, which is implemented in partnership with store level associates, store and division management, and the Human Resources and Merchandising Departments. The primary elements of our EH&S program are (1) establishment of EH&S standards and processes for all aspects of store operations and merchandising, (2) effective training of appropriate associates on all applicable standards and (3) verifying compliance with established EH&S standards.

Seasonality.    Our business is seasonal to a certain extent. Generally, our highest volume of sales occurs in our second fiscal quarter and the lowest volume occurs during our fourth fiscal quarter.

Competition.    Our business is highly competitive, based in part on price, store location, customer service and depth of merchandise. In each of the markets we serve, there are a number of other home improvement stores, electrical, plumbing and building materials supply houses and lumber yards. With respect to some products, we also compete with discount stores, local, regional and national hardware stores, mail order firms, warehouse clubs, independent building supply stores and, to a lesser extent, other retailers. In addition to these entities, our EXPO Design Center stores compete with specialty design stores or showrooms, some of which are only open to interior design professionals. Moreover, our Home Depot Supply businesses compete with local and regional distributors and wholesalers and manufacturers that sell products directly to their customer bases. Due to the variety of competition we face, we are unable to precisely measure the impact on our sales by our competitors. We estimate that our share of the U.S. home improvement and professional supply market is approximately 11% and we believe that we are an effective and significant competitor in our markets.

Item 1A. Risk Factors.

The risks described below could materially and adversely affect our business, financial condition and results of operations. These risks could cause our actual results to differ materially from our historical experience and from results predicted by forward-looking statements made by us related to conditions or events that we anticipate may occur in the future. Those statements may relate to such matters as Net Sales growth, increases in comparable store sales, impact of cannibalization, commodity price inflation and deflation, implementation of store initiatives, protection of intellectual property rights, Net Earnings performance, earnings per share, stock-based compensation expense, store openings and closures, payments on commercial paper borrowings, the effect of adopting certain accounting standards, future financial reporting, financing, margins, return on invested capital, operations after the closing of the merger with Hughes Supply, the timing and certainty of closing of the merger with Hughes Supply, the accounting and financial impact of the merger with Hughes Supply, strategic direction and the demand for our products and services. All forward-looking statements by us are qualified by the risks described below. These risks are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

Rising costs, a reduction in the availability of consumer credit, weather and other conditions in North America could adversely affect our costs of doing business, demand for our products and services and our average ticket price.

Interest rates, fuel and other energy costs, labor and healthcare costs, consumer credit availability, weather, natural disasters, terrorism and other conditions that adversely affect consumer demand for our products and services could adversely affect our financial performance. These and other similar factors could:

  •
  increase our costs,

  •
  cause our customers to delay undertaking or determine not to undertake new home improvement projects,

  •
  cause our customers to delay purchasing or determine not to purchase home improvement products and services, and

  •
  lead to a decline in average ticket price.

We rely on third party suppliers, and if we fail to identify and develop relationships with a sufficient number of qualified suppliers, our ability to timely and efficiently access products that meet our high standards for quality could be adversely affected.

We buy our store merchandise from suppliers located throughout the world. Our ability to continue to identify and develop relationships with qualified suppliers who can satisfy our high standards for quality and our need to access products in a timely and efficient manner is a significant challenge. Our ability to access products also can be adversely affected by political instability, the financial instability of suppliers, suppliers' noncompliance with applicable laws, trade restrictions, tariffs, currency exchange rates, transport capacity and cost and other factors beyond our control.

If we are unable to effectively manage and expand our alliances and relationships with selected suppliers of brand name products, we may be unable to effectively execute our strategy to differentiate us from our competitors.

As part of our strategy of differentiation, we have formed strategic alliances and exclusive relationships with selected suppliers to market products under a variety of well-recognized brand names. If we are unable to manage and expand these alliances and relationships or identify alternative sources for comparable products, we may not be able to effectively execute our strategy of differentiation.

Any inability to open new stores on schedule will delay the contribution of these new stores to our financial performance.

We expect to increase our presence in existing markets and enter new markets. Our ability to open new stores will depend primarily on our ability to:

  •
  identify attractive locations,

  •
  negotiate leases or real estate purchase agreements on acceptable terms,

  •
  attract and train qualified employees, and

  •
  manage pre-opening expenses, including construction costs.

Our ability to open new stores also will be affected by environmental regulations, local zoning issues and other laws related to land use. Failure to effectively manage these and other similar factors will affect our ability to open stores on schedule, which will delay the impact of these new stores on our financial performance.

The implementation of our technology initiatives could disrupt our operations in the near term, and our technology initiatives might not provide the anticipated benefits or might fail.

We have made and will continue to make significant technology investments both in our stores and in our administrative functions. Our technology initiatives are designed to streamline our operations to allow our associates to continue to provide high quality service to our customers and to provide our customers a better in-store experience. The cost and potential problems and interruptions associated with the implementation of our technology initiatives could disrupt or reduce the efficiency of our operations in the near term. In addition, our new or upgraded technology might not provide the anticipated benefits, it might take longer than expected to realize the anticipated benefits or the technology might fail altogether.

We may not timely identify or effectively respond to consumer trends, which could adversely affect our relationship with our customers, the demand for our products and services and our market share.

It is difficult to successfully predict the products and services our customers will demand. The success of our business depends in part on our ability to identify and respond to evolving trends in demographics and consumer preferences. Failure to timely identify or effectively respond to changing consumer tastes, preferences, spending patterns and home improvement needs could adversely affect our relationship with our customers, the demand for our products and services and our market share.

The inflation or deflation of commodity prices could affect our prices, demand for our products, sales and profit margins.

Prices of certain commodity products, including lumber and other raw materials, are historically volatile and are subject to fluctuations arising from changes in domestic and international supply and demand, labor costs, competition, market speculation, government regulations and periodic delays in delivery. Rapid and significant changes in commodity prices may affect our sales and profit margins.

If we cannot successfully identify and complete acquisition opportunities and integrate the acquired businesses, we may be unable to successfully execute our expansion strategy.

The success of our expansion strategy depends, in part, on our ability to identify attractive acquisition opportunities, complete acquisitions on financially attractive terms and integrate them with our other businesses. Integration of our acquisitions presents significant challenges and risks to our business, including:

  •
  distraction of management from regular business concerns,

  •
  assimilation and retention of employees and customers of the acquired business,

  •
  integration of technologies, services and products, and

  •
  achievement of appropriate internal control over financial reporting.

There is no assurance that we will be able to successfully manage the risks associated with acquiring and integrating other businesses.

If we cannot successfully manage the unique challenges presented by international markets, we may not be successful in expanding our international operations.

Our expansion strategy includes expansion of our operations in existing and new international markets by selective acquisitions, strategic alliances and the opening of new stores. Our ability to successfully execute our expansion strategy in international markets is affected by many of the same operational risks we face in expanding our U.S. operations. In addition, our international expansion may be adversely affected by our ability to identify and gain access to local suppliers as well as by local laws and customs, legal and regulatory constraints, political and economic conditions and currency regulations of the countries or regions in which we currently operate or intend to operate in the future. Risks inherent in our international operations also include, among others, the costs and difficulties of managing international operations, adverse tax consequences and greater difficulty in enforcing intellectual property rights. Additionally, foreign currency exchange rates and fluctuations may have an impact on our future costs or on future cash flows from our international operations.

Our success depends upon our ability to attract, train and retain highly qualified associates.

To be successful, we must attract, train and retain a large and growing number of highly qualified associates while controlling related labor costs. Our ability to control labor costs is subject to numerous external factors, including prevailing wage rates and health and other insurance costs. In addition, many of our associates are in hourly positions with historically high turnover rates. We compete with other retail and non-retail businesses for these associates and invest significant resources in training and motivating them. We also depend on our executives and other key associates for our success. There is no assurance that we will be able to attract or retain highly qualified associates in the future.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, such as revenue recognition, asset impairment, inventories, self-insurance and litigation, are highly complex and involve many subjective assumptions, estimates and judgments by our management. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported or expected financial performance.

Increased competition could adversely affect prices and demand for our products and services and could decrease our market share.

Our business is highly competitive, based principally on price, store location, customer service and depth of merchandise. In each of the markets we serve, there are a number of other home improvement stores, electrical, plumbing and building materials supply houses and lumber yards. With respect to some products, we also compete with discount stores, local, regional and national hardware stores, mail order firms, warehouse clubs, independent building supply stores and other retailers. In addition, we compete with specialty design stores or showrooms, some of which are only open to interior design professionals, local and regional distributors, and wholesalers and manufacturers that sell products directly to their customer bases. Moreover, our Home Depot Supply businesses compete with local and regional distributors and wholesalers and manufacturers that sell products directly to their customer bases. Intense competitive pressures from one or more of our competitors could affect prices or demand for our products and services. If we are unable to timely and appropriately respond to these pressures, our financial performance and our market share could be adversely affected.

We are involved in a number of legal proceedings, and while we cannot predict the outcomes of such proceedings and other contingencies with certainty, some of these outcomes may adversely affect our operations or increase our costs.

We are involved in a number of legal proceedings, including consumer, employment, tort and other litigation. We cannot predict the outcomes of these legal proceedings and other contingencies, including environmental remediation and other proceedings commenced by government authorities, with certainty. The outcome of some of these legal proceedings and other contingencies could require us to take or refrain from taking actions which could adversely affect our operations or could require us to pay substantial amounts of money. Additionally, defending against these lawsuits and proceedings may involve significant expense and diversion of management's attention and resources from other matters.

Our costs of doing business could increase as a result of changes in federal, state or local regulations.

Changes in the federal, state or local minimum wage or living wage requirements or changes in other wage or workplace regulations could increase our costs of doing business. In addition, changes in federal, state or local regulations governing the sale of some of our products could increase our costs of doing business.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The following tables show locations of the 1,793 The Home Depot stores located in the U.S. and its territories and the 191 stores outside of the U.S. at the end of fiscal 2005:

U.S. Locations	Number of Stores
Alabama	24
Alaska	6
Arizona	48
Arkansas	14
California	199
Colorado	42
Connecticut	25
Delaware	7
District of Columbia	1
Florida	133
Georgia	74
Hawaii	7
Idaho	11
Illinois	68
Indiana	25
Iowa	8
Kansas	16
Kentucky	15
Louisiana	24
Maine	11
Maryland	38
Massachusetts	40
Michigan	68
Minnesota	30
Mississippi	14
Missouri	32
Montana	6
Nebraska	8
Nevada	17
New Hampshire	19
New Jersey	64
New Mexico	13
New York	93
North Carolina	40
North Dakota	2
Ohio	68
Oklahoma	16
Oregon	21
Pennsylvania	64
Puerto Rico	8
Rhode Island	8
South Carolina	23
South Dakota	1
Tennessee	32
Texas	165
Utah	19
Vermont	4
Virgin Islands	1
Virginia	44
Washington	40
West Virginia	4
Wisconsin	29
Wyoming	4

Total U.S.	1,793

International Locations	Number of Stores
Canada:
Alberta	19
British Columbia	17
Manitoba	6
New Brunswick	2
New Foundland	1
Nova Scotia	3
Ontario	67
Prince Edward Island	1
Quebec	19
Saskatchewan	2

Total Canada	137
Mexico:
Baja California	2
Baja California Sur	1
Chihuahua	5
Coahuila	2
Distrito Federal	7
Durango	1
Guanajuato	4
Guerrero	1
Hidalgo	1
Jalisco	2
Michoacan	1
Morelos	1
Nuevo León	5
Puebla	2
Queretaro	1
Quintana Roo	1
San Luis Potosi	1
Sinaloa	2
Sonora	1
State of Mexico	7
Tabasco	1
Tamaulipas	2
Veracruz	2
Yucatan	1

Total Mexico	54

Additionally, at the end of fiscal 2005, we had 58 other retail store locations, which includes 34 EXPO Design Center stores located in Arizona, California, Florida, Georgia, Illinois, Maryland, Massachusetts, Missouri, New Jersey, New York, Tennessee, Texas and Virginia; three Home Depot Supply stores located in California and Arizona; 11 The Home Depot Landscape Supply stores located in Georgia and Texas; two The Home Depot Floor Stores located in Florida and Texas; and eight Contractors' Warehouse stores located in California.

Apex Supply Company has 25 locations, of which two are located in Florida, 17 are located in Georgia, two are located in South Carolina and four are located in Tennessee.

Creative Touch Interiors conducts its operations through 37 locations in Arizona, California, Colorado, Delaware, Florida, Indiana, Maryland, Michigan, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania and Virginia.

Home Depot Supply has 20 distribution centers located in Arizona, California, Colorado, Florida, Georgia, Illinois, Maryland, Massachusetts, Missouri, New Jersey, Ohio, Texas, Virginia and Washington.

National Waterworks has 137 branch locations in Alabama, Arizona, Arkansas, California, Colorado, Delaware, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nebraska, Nevada, New Jersey, New Mexico, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, Washington and Wisconsin.

White Cap Construction has 103 branch locations in Arizona, Arkansas, California, Colorado, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kentucky, Maryland, Missouri, Nebraska, Nevada, New Mexico, Ohio, Oregon, Texas, Utah, Virginia, Washington and Wyoming.

Williams Bros. Lumber Company has 16 branch locations in Georgia.

Your Other Warehouse has five distribution centers located in Louisiana, Maryland and Nevada.

Of our 2,042 stores, at fiscal 2005 year end approximately 87% were owned (including those owned subject to a ground lease) consisting of approximately 186.6 million square feet, and approximately 13% of such stores were leased consisting of approximately 28.2 million square feet. In recent years, we have increased the relative percentage of new stores that are owned. We generally prefer to own stores because of greater operating control and flexibility, generally lower occupancy costs and certain other economic advantages.

Our executive, corporate staff, divisional staff and financial offices occupy approximately 1.9 million square feet of leased and owned space in Atlanta, Georgia. At the end of fiscal 2005, we occupied an aggregate of approximately 4.2 million square feet, of which approximately 2.3 million square feet is owned and approximately 1.9 million square feet is leased, for divisional store support centers, subsidiary store support centers and subsidiary customer support centers. At the end of fiscal 2005, our primary support centers were located in Orange, California; Washington, D.C.; Tampa, Florida; Atlanta, Georgia; Arlington Heights, Illinois; Canton, Massachusetts; South Plainfield, New Jersey; Austin, Texas; Dallas, Texas; Tukwila, Washington; Toronto, Ontario and Quebec, Canada; Monterrey and Juarez, Mexico; and Shenzhen and Shanghai, China.

At the end of fiscal 2005, we utilized approximately 31.2 million square feet of warehousing and distribution space, of which approximately 3.2 million is owned and approximately 28.0 million is leased.

We believe that at the end of existing lease terms, our current leased space can be either relet or replaced by alternate space for lease or purchase that is readily available.

Item 3. Legal Proceedings.

In August 2005, the Company received an informal request from the staff of the Securities and Exchange Commission for information related to the Company's return-to-vendor policies and procedures. The Company has responded to this and subsequent requests and continues to fully cooperate with the SEC staff. The SEC has informed the Company that the informal inquiry is not an indication that any violations of law have occurred. Although the Company cannot predict the outcome of this matter, it does not expect that this informal inquiry will have a material adverse effect on the Company's consolidated financial position or its results of operations.

In compliance with SEC disclosure requirements, the environmental proceedings set forth below involve potential monetary sanctions of $100,000 or more. Although the Company cannot predict the outcome of these proceedings, it does not expect any such outcome to have a material adverse effect on the Company's consolidated financial position or its results of operations.

In January 2003, Home Depot U.S.A. Inc., a wholly-owned subsidiary of the Company, received a request for information from the U.S. Environmental Protection Agency ("EPA") regarding alleged pollutant discharges during construction activities at certain The Home Depot stores. The EPA subsequently referred this matter to the U.S. Department of Justice ("DOJ"). The DOJ and the Company are currently discussing settlement of this matter.

In April 2005, the Company received subpoenas from the State of New York's Office of Attorney General seeking documents and testimony related to the sale and handling of pesticides. The Company is cooperating fully with the Office of Attorney General and believes it is indemnified if monetary sanctions are imposed.

In July 2005, the Company received a grand jury subpoena from the United States Attorney's Office in Los Angeles, California, seeking documents and information relating to the Company's handling, storage and disposal of hazardous waste. California state and local government authorities are also investigating this matter. In January 2006, the Company received an administrative subpoena from the District Attorney of Riverside County, California seeking records and documents in connection with such investigation. The Company is cooperating fully with the respective authorities.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 4A. Executive Officers of the Company.

Executive officers of the Company are appointed by, and serve at the pleasure of, the Board of Directors. At the end of fiscal 2005, the Executive Officers of the Company were as follows:

ROBERT L. NARDELLI, age 57, has been President and Chief Executive Officer since December 2000 and Chairman since January 1, 2002. Prior thereto, Mr. Nardelli served as President and Chief Executive Officer of GE Power Systems, a division of General Electric Company, since 1995.

FRANCIS S. BLAKE, age 56, has been Executive Vice President – Business Development and Corporate Operations since March 2002. He was formerly the Deputy Secretary of Energy from May 2001 until March 2002. From June 2000 until May 2001, he was a Senior Vice President at General Electric Company and was Vice President of GE Power Systems from February 1996 until June 2000. Mr. Blake serves as a director of The Southern Company.

JOSEPH DeANGELO, age 44, has been Executive Vice President – Home Depot Supply since August 2005. From January 2005 through August 2005, he served as Senior Vice President – Home Depot Supply, Pro Business and Tool Rental, and from April 2004 through January 2005, he served as Senior Vice President – Pro Business and Tool Rental. Mr. DeAngelo previously served as Executive Vice President of The Stanley Works, a tool manufacturing company, from April 2003 through April 2004. From 1986 until April 2004, Mr. DeAngelo held various positions with General Electric Company. His final position with GE was as President and Chief Executive Officer of GE TIP/Modular Space, a division of GE Capital.

ROBERT P. DeRODES, age 55, has been Executive Vice President – Information Technology and Chief Information Officer since February 2002. He previously served as President and Chief Executive Officer of Delta Technology, Inc. and Chief Information Officer for Delta Air Lines, Inc. from September 1999 until February 2002. From February 1995 to September 1999, he served as Senior Technology Officer at Citibank for the Card Products Group. From February 1993 to February 1995, he was President of Sabre Development Services for the Sabre Group Holdings, Inc., a subsidiary of American Airlines, Inc.

DENNIS M. DONOVAN, age 57, has been Executive Vice President – Human Resources since April 2001. From October 1998 until that time he served as Senior Vice President – Human Resources of Raytheon Company, a worldwide provider of defense and government electronics and aircraft. From 1972 until September 1998, Mr. Donovan held various positions in human resources with the General Electric Company having been named an officer of GE in 1991. His final position with GE was as Vice President – Human Resources of GE Power Systems.

MARVIN R. ELLISON, age 41, has been Northern Division President since January 2006. From October 2004 through January 2006, he served as Senior Vice President – Logistics. From June 2002 through October 2004, he served as Vice President – Loss Prevention. From 1987 until June 2002, Mr. Ellison held various management and executive level positions with Target Corporation, a merchandise retailer. His final position with Target was Director, Assets Protection.

FRANK L. FERNANDEZ, age 55, has been Executive Vice President – Corporate Secretary & General Counsel since April 2001. From 1990 until that time, he was managing partner at the law firm of Fernandez, Burstein, Tuczinski and Collura, P.C., and also served as Lecturer, Assistant Professor and Director of the MS Tax Program at The State University of New York at Albany.

CARL C. LIEBERT, III, age 40, has been Executive Vice President – The Home Depot Stores since August 2005. From June 2004 through August 2005, he served as Senior Vice President – Operations. From August 2003 until June 2004, he served as Vice President – Operations. From 2001 until 2003, he served as a Division President of Circuit City Stores, Inc., an electronics retailer.

BRUCE A. MERINO, age 52, has been West Coast Division President since May 2000 and President, EXPO Design Center since October 2005. From October 1996 through May 2000 he served as Merchandising Vice President.

JULIAN PAUL RAINES, age 41, has been Southern Division President since February 2005. Prior thereto he served as Regional Vice President – Florida from April 2003 through January 2005. From December 2002 through March 2003, Mr. Raines served as Vice President – Store Operations, and from April 2000 through November 2002, Mr. Raines served as Director of Labor Management.

THOMAS V. TAYLOR, age 40, has been Executive Vice President – Merchandising and Marketing since August 2005. From December 2004 through August 2005, he served as Executive Vice President – The Home Depot Stores. From January 2002 until December 2004, Mr. Taylor was Eastern Division President. Prior thereto he served as Senior Vice President – Pro Business from May 2001 until January 2002. From November 1999 until May 2001, he served as Northwest Division President. Mr. Taylor was the Northwest Merchandising Vice President from June 1999 through November 1999 and Regional Vice President in the Southwest Division from September 1996 until June 1999.

CAROL B. TOMÉ, age 49, has been Executive Vice President and Chief Financial Officer since May 2001, and prior thereto had been Senior Vice President – Finance and Accounting/Treasurer since February 2000. From 1995 until 2000, she served as Vice President and Treasurer. From 1992 until 1995, when she joined the Company, Ms. Tomé was Vice President and Treasurer of Riverwood International Corporation, a provider of paperboard packaging. Ms. Tomé serves as a director of United Parcel Service, Inc.

ANNETTE M. VERSCHUREN, age 49, has been President, The Home Depot Canada since March 1996. From February 2003 through October 2005, she also served as President, EXPO Design Center.

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

	Price Range
			Cash Dividends Declared
	High	Low
Fiscal Year 2005
First Quarter Ended May 1, 2005	$42.99	$34.56	$0.100
Second Quarter Ended July 31, 2005	$43.98	$35.54	$0.100
Third Quarter Ended October 30, 2005	$43.39	$37.14	$0.100
Fourth Quarter Ended January 29, 2006	$43.27	$39.65	$0.150
Fiscal Year 2004
First Quarter Ended May 2, 2004	$37.84	$35.01	$0.085
Second Quarter Ended August 1, 2004	$36.30	$32.34	$0.085
Third Quarter Ended October 31, 2004	$41.50	$32.39	$0.085
Fourth Quarter Ended January 30, 2005	$44.30	$40.28	$0.100

As of March 28, 2006, there were approximately 190,000 shareholders of record and approximately 1,900,000 additional shareholders holding stock under nominee security position listings.

Issuer Purchases of Equity Securities

Since fiscal 2002, the Company repurchased shares of its common stock having a value of approximately $9.7 billion. The number and average price of shares purchased in each fiscal month of the fourth quarter of fiscal 2005 are set forth in the table below:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Oct. 31, 2005 – Nov. 27, 2005	1,805,471	$41.39	1,781,800	$1,437,778,030
Nov. 28, 2005 – Dec. 25, 2005	2,309,456	$41.87	2,299,700	$1,341,447,474
Dec. 26, 2005 – Jan. 29, 2006	1,367,790	$39.94	1,343,600	$1,287,793,027

(1)
These amounts include repurchases pursuant to the Company's 1997 and 2005 Omnibus Stock Incentive Plans (the "Plans"). Under the Plans, participants may exercise stock options by surrendering shares of common stock that the participants already own as payment of the exercise price. Participants in the Plans may also surrender shares as payment of applicable tax withholding on the vesting of restricted stock and deferred share awards. Shares so surrendered by participants in the Plans are repurchased pursuant to the terms of the Plans and applicable award agreement and not pursuant to publicly announced share repurchase programs. For the quarter ended January 29, 2006, the following shares of The Home Depot common stock were surrendered by participants in the Plans and included in the total number of shares purchased: Oct. 31, 2005 – Nov. 27, 2005 – 23,671 shares at an average price per share of $41.86; Nov. 28, 2005 – Dec. 25, 2005 – 9,756 shares at an average price per share of $41.44; Dec. 26, 2005 – Jan. 29, 2006 – 24,190 shares at an average price per share of $41.40.

(2)
The Company's common stock repurchase program was initially announced on July 15, 2002. As of the beginning of the fourth quarter of fiscal 2005, the Board had approved purchases up to $11.0 billion. On February 23, 2006, the Board authorized an additional $1.0 billion in common stock repurchases for a total authorization of $12.0 billion. The program does not have a prescribed expiration date.

Sales of Unregistered Securities

During the fourth quarter of fiscal 2005, the Company issued 1,960 deferred stock units under The Home Depot, Inc. NonEmployee Directors' Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.

Equity Compensation Plan Information

The information required by this item is incorporated in Item 12 hereof by reference to the section entitled "Executive Compensation" in the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders.

Item 6.  Selected Financial Data.

The information required by this item is incorporated by reference to pages F-1 and F-2 of this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary and Selected Consolidated Statements of Earnings Data

For fiscal year ended January 29, 2006 ("fiscal 2005"), we reported Net Earnings of $5.8 billion and Diluted Earnings per Share of $2.72 compared to Net Earnings of $5.0 billion and Diluted Earnings per Share of $2.26 for fiscal year ended January 30, 2005 ("fiscal 2004"). Net Sales increased 11.5% to $81.5 billion for fiscal 2005 from $73.1 billion for fiscal 2004. Comparable store sales increased 3.8% for fiscal 2005. We also achieved a record gross profit margin of 33.5% and a record operating margin of 11.5% for fiscal 2005. These results were achieved through the continued execution of our strategy to enhance the core, extend the business and expand the market.

We enhanced our core business by continuing to introduce new and innovative merchandise that reflects emerging consumer trends, supported by continued investments in store modernization and technology. Significant merchandising enhancements in fiscal 2005 include:

  •
  An enhanced grill lineup led by our proprietary Charmglow® brand and the exclusive Ducane Stainless Steel Grills;

  •
  Flooring innovation through our DuPont RealTouch Elite Laminate Flooring;

  •
  Introduction of LG appliances and a broadened assortment of Maytag and GE products;

  •
  Expanded patio lineup led by our proprietary Hampton Bay® set;

  •
  Broadened assortment of paint, including Colores Origenes, Bellagio faux paint, and the Ralph Lauren metallic and suede paint;

  •
  Innovative products from Ryobi®, including the Ryobi One+ System™, Ryobi Multitaskit™ and Ryobi Gas Pressure Washer; and

  •
  Growing power tool lineup, including the introduction of exclusive Makita and Milwaukee lithium-ion power tools for professional and do-it-yourself customers.

Our store modernization efforts included improved signage, point-of-purchase information and merchandise resets across a variety of categories. During fiscal 2005, we also achieved the following accomplishments related to our technology initiatives:

  •
  Completed the rollout of our back-end scanned receiving to all stores in the United States ("U.S.") and Canada;

  •
  Commenced vendor certification for certified receiving;

  •
  Continued installation of self-check out registers, in 1,272 stores at the end of fiscal 2005;

  •
  Grew centralized automatic replenishment to 20% of store sales; and

  •
  Implemented the new in-store Special Order Services Initiative pilot in 285 stores.

These investments in our business are paying off as evidenced by improvement in key operating performance measurements, including average ticket, which increased 5.6% to a record $57.98 for fiscal 2005.

We invested $3.9 billion in capital expenditures during fiscal 2005 for store modernization and technology as well as for 179 new store openings. We further extended our business by offering a variety of installation and home maintenance programs to our do-it-for-me customers through our stores. Our services revenue increased 21.4% to $4.3 billion for fiscal 2005. We saw sustained growth in categories such as countertops, roofing, kitchens, windows and HVAC. During the fourth quarter of fiscal 2005, we extended our services business by acquiring Chem-Dry, the world's largest carpet and upholstery cleaning franchisor. Chem-Dry has nearly 4,000 franchises worldwide, including 2,500 in the U.S.

We opened 179 new stores in fiscal 2005, including five relocations, and closed 22 stores, bringing our total store count at the end of fiscal 2005 to 2,042 compared to 1,890 at the end of fiscal 2004. As of the end of fiscal 2005, 191 of our stores were located in Canada and Mexico compared to 161 at the end of fiscal 2004. In fiscal 2005, we closed 20 of our EXPO Design Center ("EXPO") stores, four of which are being converted to The Home Depot store format. We recorded $91 million of asset impairment and lease obligation charges in Selling, General and Administrative Expense in fiscal 2005 related to the disposition of our interest in the underlying real estate and store conversions. Additionally, we recorded $29 million of expense in Cost of Sales related to inventory markdowns in fiscal 2005. Affected EXPO customers are being served by existing The Home Depot and EXPO stores. In fiscal 2005, we also closed two Home Depot Supply stores which did not have a material impact on our financial results. In fiscal 2005, we increased our offerings on www.homedepot.com to over 30,000 products; the site now averages 3 million hits per week. Additionally, we launched two unique direct-to-customer brands: 10 Crescent Lane (www.10CrescentLane.com) and Paces Trading Company (www.PacesTrading.com) which offer quality home décor and lighting options, respectively, through innovative new catalogs and e-commerce sites.

We have expanded our business by capturing a growing share of the professional residential, commercial and heavy construction markets, which operate under Home Depot Supply. As part of this expansion in fiscal 2005, we completed 18 acquisitions that operate under Home Depot Supply, including National Waterworks, Inc. ("National Waterworks"), the nation's leading distributor of products used to build, repair and maintain water and wastewater transmission systems, and Williams Bros. Lumber Company, a leading supplier of lumber and building materials. In total for fiscal 2005, we completed 21 acquisitions and the total cash paid for businesses acquired in fiscal 2005 was $2.5 billion. In January 2006, we announced our intent to acquire Hughes Supply, Inc. ("Hughes Supply" NYSE "HUG"), a leading distributor of construction and repair products. We expect to complete this acquisition in the first quarter of fiscal 2006.

We generated $6.5 billion of cash flow from operations in fiscal 2005. We used this cash flow to fund, in part, $3.9 billion in capital expenditures, $2.5 billion for acquisitions and $3.9 billion of dividends and share repurchases. At the end of fiscal 2005, our long-term debt-to-equity ratio was 9.9%, reflecting the August 2005 issuance of $1.0 billion of 4 5/8% Senior Notes due August 15, 2010. Our return on invested capital (computed on beginning long-term debt and equity for the trailing four quarters) was 22.4% compared to 21.5% for fiscal 2004, a 90 basis point improvement.

We believe the selected sales data, the percentage relationship between Net Sales and major categories in the Consolidated Statements of Earnings and the percentage change in the dollar amounts of each of the items presented as follows is important in evaluating the performance of our business operations. We operate in one operating segment and believe the information presented in our Management's Discussion and Analysis of Financial Condition and Results of Operations provides an understanding of our operating segment, our operations and our financial condition.

	% of Net Sales			% Increase (Decrease) In Dollar Amounts
	Fiscal Year(1)
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
NET SALES	100.0%	100.0%	100.0%	11.5%	12.8%
Gross Profit	33.5	33.4	31.8	11.8	18.7
Operating Expenses:
Selling, General and Administrative	20.2	20.9	19.6	8.1	20.0
Depreciation and Amortization	1.8	1.7	1.6	17.9	22.2

Total Operating Expenses	22.0	22.6	21.2	8.8	20.2

OPERATING INCOME	11.5	10.8	10.6	18.1	15.8
Interest Income (Expense):
Interest and Investment Income	0.1	0.1	0.1	10.7	(5.1)
Interest Expense	(0.2)	(0.1)	(0.1)	104.3	12.9

Interest, net	(0.1)	—	—	478.6	366.7

EARNINGS BEFORE PROVISION FOR INCOME TAXES	11.4	10.8	10.6	17.3	15.6
Provision for Income Taxes	4.2	4.0	4.0	18.3	14.7

NET EARNINGS	7.2%	6.8%	6.6%	16.7%	16.2%

SELECTED SALES DATA
Number of Customer Transactions (000s)(2)	1,329,873	1,295,185	1,245,721	2.7%	4.0%
Average Ticket(2)	$57.98	$54.89	$51.15	5.6	7.3
Weighted Average Weekly Sales per Operating Store(2)	$763,000	$766,000	$763,000	(0.4)	0.4
Weighted Average Sales per Square Foot(2)	$377.01	$375.26	$370.87	0.5	1.2
Comparable Store Sales Increase (%)(3)	3.8%	5.4%	3.8%	N/A	N/A

(1)
Fiscal years 2005, 2004 and 2003 refer to the fiscal years ended January 29, 2006, January 30, 2005 and February 1, 2004, respectively. Fiscal years 2005, 2004 and 2003 include 52 weeks.

(2)
Excludes all non-store locations since their inclusion may cause distortion of the data presented due to operational differences from our retail stores. The total number of the excluded locations and their total square footage are immaterial to our total number of locations and total square footage.

(3)
Includes Net Sales at locations open greater than 12 months, including relocated and remodeled stores, and Net Sales of all the subsidiaries of The Home Depot, Inc. Stores and subsidiaries become comparable on the Monday following their 365th day of operation and include certain locations acquired in the current year by existing subsidiaries. Comparable store sales is intended only as supplemental information and is not a substitute for Net Sales or Net Earnings presented in accordance with generally accepted accounting principles.

Results of Operations

For an understanding of the significant factors that influenced our performance during the past three fiscal years, the following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this Annual Report.

Fiscal 2005 Compared to Fiscal 2004

Net Sales

Net Sales for fiscal 2005 increased 11.5% to $81.5 billion from $73.1 billion for fiscal 2004. Fiscal 2005 Net Sales growth was driven by an increase in comparable store sales of 3.8%, sales from new stores opened during fiscal 2005 and fiscal 2004 and sales from our newly acquired businesses. Assuming the acquisition of Hughes Supply closes in the first quarter of 2006, we expect sales growth of 14% to 17% for fiscal 2006, driven by comparable store sales growth, sales from new stores opened during fiscal 2005 and fiscal 2006 and sales from newly acquired businesses, including Hughes Supply.

The increase in comparable store sales in fiscal 2005 reflects a number of factors. The retail stores contributed 3.0% of comparable store sales growth and Home Depot Supply contributed 80 basis points of comparable store sales growth. In the retail stores, our average ticket, which increased 5.6% to a record $57.98, increased in all selling departments and our comparable store sales growth in fiscal 2005 was positive in 9 of 10 selling departments. Building materials had the strongest comparable store sales increase through sales growth of gypsum, roofing, concrete and insulation, due in part to the impact of one of the most destructive hurricane seasons in modern U.S. history. We experienced strong comparable store sales growth in kitchen and bath driven by continued growth in appliances and kitchen installations. We also experienced strong comparable store sales in our Pro categories, including plumbing, electrical and hardware in fiscal 2005. The impact of cannibalization partially offset our fiscal 2005 comparable store sales growth.

In order to meet our customer service objectives, we strategically open stores near market areas served by existing stores ("cannibalize") to enhance service levels, gain incremental sales and increase market penetration. As of the end of fiscal 2005, certain new stores cannibalized approximately 20% of our existing stores and we estimate that store cannibalization reduced fiscal 2005 comparable store sales by approximately 1.8%. Additionally, we believe that our sales performance has been, and could continue to be, negatively impacted by the level of competition that we encounter in various markets. However, due to the highly-fragmented U.S. home improvement and professional supply industry, in which we estimate our market share is approximately 11%, measuring the impact on our sales by our competitors is extremely difficult.

The growth in Net Sales for fiscal 2005 reflects growth in services revenue, which increased 21.4% to $4.3 billion for fiscal 2005 from $3.6 billion for fiscal 2004. The growth in services revenue was driven by strength in a number of areas including countertops, roofing, kitchens, windows and HVAC. We continued to drive our services programs, which focus primarily on providing products and services to our do-it-for-me customers. We also arrange for the provision of flooring, countertop, cabinet, and window covering installation services to production home builders through our Creative Touch Interiors brand. Our services revenue is expected to benefit from the growing percentage of aging "baby-boomers" as they rely more heavily on installation services.

We continue to invest in our stores to improve store efficiency and the overall customer shopping experience. In fiscal 2005, we completed the rollout of our back-end automation and re-engineering ("BEAR") project to all stores in the U.S. and Canada. Among other things, this initiative improves operational execution and productivity through the automation of our receiving process in the stores, enabling us to reallocate resources to the selling floor. During fiscal 2005, we continued the implementation or expansion of a number of other in-store initiatives. We continued the installation of self-checkout registers, in 1,272 stores as of the end of fiscal 2005, grew our centralized automatic replenishment program, commenced vendor certification for certified receiving and implemented an in-store Special Order Services Initiative pilot in 285 stores as of the end of fiscal 2005. We believe these initiatives will enhance our customers' shopping experience as they are fully implemented in our stores.

Gross Profit

Gross Profit increased 11.8% to $27.3 billion for fiscal 2005 from $24.4 billion for fiscal 2004. Gross Profit as a percent of Net Sales increased 10 basis points to 33.5% for fiscal 2005, the highest annual rate in our Company's history. Our gross profit margin was impacted by a number of factors during the year including a change in the mix of merchandise sold, markdowns taken in connection with our decision to close or convert 20 EXPO stores, the increasing penetration of our Home Depot Supply business and the cost of our deferred interest programs. Through our private label credit card we offer no interest/no payment programs. The deferred interest associated with these programs is included in Cost of Sales. We believe these programs deliver long-term benefits, including higher average ticket and customer loyalty. For fiscal 2005, the penetration of our private label credit sales was 25.6% compared to 24.1% for fiscal 2004.

Operating Expenses

Operating Expenses increased 8.8% to $18.0 billion for fiscal 2005 from $16.5 billion for fiscal 2004. Operating Expenses as a percent of Net Sales were 22.0% for fiscal 2005 compared to 22.6% for fiscal 2004.

Selling, General and Administrative Expenses ("SG&A") increased 8.1% to $16.5 billion for fiscal 2005 from $15.3 billion for fiscal 2004. As a percent of Net Sales, SG&A was 20.2% for fiscal 2005 compared to 20.9% for fiscal 2004. The reduction of SG&A as a percent of Net Sales for fiscal 2005 was primarily a result of continued focus on cost take-out initiatives and driving productivity gains throughout the Company. We also continue to see benefits from our private label credit card, which carries a lower discount rate than other forms of credit, like bank cards. In fiscal 2005, we recorded $52 million of income related to gift card breakage as a reduction of SG&A. Fiscal 2005 was the first year in which we recognized gift card breakage, and therefore, the amount recognized in fiscal 2005 includes the breakage income related to gift cards sold since the inception of our gift card program. While we expect to continue to recognize gift card breakage in future periods, the amounts will be significantly less than in fiscal 2005 due to the one-time multi-year inclusion in fiscal 2005. Finally, for fiscal 2005, we recorded $91 million of impairment charges and expense related to lease obligations in connection with our decision to close or convert 20 EXPO stores.

Depreciation and Amortization increased 17.9% to $1.5 billion for fiscal 2005 from $1.2 billion for fiscal 2004. Depreciation and Amortization as a percent of Net Sales was 1.8% for fiscal 2005 and 1.7% for fiscal 2004. The increase as a percent of Net Sales was primarily due to our investments in store modernization and technology.

Interest, net

In fiscal 2005, we recognized $81 million of net Interest Expense compared to $14 million in fiscal 2004. Net Interest Expense as a percent of Net Sales was 0.1% for fiscal 2005 and less than 0.1% for fiscal 2004. Interest Expense increased to $143 million for fiscal 2005 from $70 million for fiscal 2004 primarily due to additional interest incurred related to the August 2005 $1.0 billion issuance of 4 5/8% Senior Notes and the September 2004 $1.0 billion issuance of 3 3/4% Senior Notes. Interest and Investment Income increased 10.7% to $62 million for fiscal 2005 from $56 million for fiscal 2004 due primarily to a higher interest rate environment.

Provision for Income Taxes

Our combined federal and state effective income tax rate increased to 37.1% for fiscal 2005 from 36.8% for fiscal 2004. The majority of the increase in our effective income tax rate was due to an increase in the state effective tax rate in fiscal 2005.

The American Jobs Creation Act of 2004 ("AJC Act") provides a one-time 85% dividends-received deduction that applies to qualified cash dividends received from controlled foreign corporations if the funds are reinvested in the United States. The deduction can result in an effective income tax rate of 5.25% on the repatriation of foreign earnings, a rate much lower than the normal statutory tax rate of 35%. The Company has determined that it will not repatriate earnings of foreign subsidiaries under the AJC Act.

The AJC Act also provides a new deduction for qualified domestic production activities. When fully phased-in, the deduction will be up to 9% of the lesser of qualified production activities income or taxable income. Because this provision is targeted toward manufacturing activities, the Company does not expect to recognize a material benefit in the current or future tax years.

Diluted Earnings per Share

Diluted Earnings per Share were $2.72 and $2.26 for fiscal 2005 and fiscal 2004, respectively. Diluted Earnings per Share were favorably impacted in both fiscal 2005 and fiscal 2004 as a result of the repurchase of shares of our common stock under our $11.0 billion repurchase authorization. Over the past four fiscal years, we have repurchased approximately 277 million shares of our common stock for a total of $9.7 billion. On February 23, 2006 our Board of Directors authorized an additional $1.0 billion for share repurchases, bringing our total authorization to $12.0 billion. In fiscal 2006, we estimate Diluted Earnings per Share growth of 10% to 14%.

Fiscal 2004 Compared to Fiscal Year Ended February 1, 2004 ("fiscal 2003")

Net Sales

Net Sales for fiscal 2004 increased 12.8% to $73.1 billion from $64.8 billion for fiscal 2003. Fiscal 2004 Net Sales growth was driven by an increase in comparable store sales of 5.4%, sales from the 183 net new stores opened during fiscal 2004, sales from the 175 net new stores opened during fiscal 2003 and sales from our newly acquired businesses.

The increase in comparable store sales in fiscal 2004 reflects a number of factors. Our average ticket, which increased 7.3% to $54.89, increased in all selling departments and our comparable store sales growth in fiscal 2004 was positive in all selling departments. We experienced strong comparable store sales increases in building materials due in part to the impact of several hurricanes in the Southeastern U.S. Lumber was another strong category during fiscal 2004, driven primarily by commodity price inflation. Additionally, we had strong sales growth in our kitchen and bath categories, driven by appliances, bath fixtures, vanities and sinks. Finally, our comparable store sales growth in fiscal 2004 reflects the impact of cannibalization. As of the end of fiscal 2004, certain new stores cannibalized approximately 17% of our existing stores and we estimate that store cannibalization reduced fiscal 2004 comparable store sales by approximately 2.2%.

The growth in Net Sales for fiscal 2004 reflects growth in services revenue, which increased 28% to $3.6 billion for fiscal 2004 from $2.8 billion for fiscal 2003, driven by strength in a number of areas including countertops, HVAC, kitchens and our flooring companies.

Gross Profit

Gross Profit increased 18.7% to $24.4 billion for fiscal 2004 from $20.6 billion for fiscal 2003, an increase of 167 basis points. Gross Profit as a percent of Net Sales was 33.4% for fiscal 2004, compared to 31.8% for fiscal 2003. The adoption of Emerging Issues Task Force 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"), reduced our Cost of Sales by co-op advertising allowances of $891 million, or 122 basis points, in fiscal 2004 and $40 million, or 6 basis points, in fiscal 2003. See section "Impact of the Adoption of EITF 02-16." Excluding the impact of the adoption of EITF 02-16, our Gross Profit as a percent of Net Sales would have been 32.2% for fiscal 2004 compared with 31.7% for fiscal 2003. Improved inventory management, which resulted in lower shrink levels, contributed 18 basis points of our increase in Gross Profit. Finally, 33 basis points resulted from benefits arising from a change in merchandising mix, offset by the cost of our deferred interest programs.

Operating Expenses

Operating Expenses increased 20.2% to $16.5 billion for fiscal 2004 from $13.7 billion for fiscal 2003. Operating Expenses as a percent of Net Sales were 22.6% for fiscal 2004 compared to 21.2% for fiscal 2003.

SG&A increased 20.0% to $15.3 billion for fiscal 2004 from $12.7 billion for fiscal 2003. As a percent of Net Sales, SG&A was 20.9% for fiscal 2004 compared to 19.6% for fiscal 2003. The increase in SG&A in fiscal 2004 includes $1.0 billion of advertising expense related to the adoption of EITF 02-16. Excluding the impact of EITF 02-16, SG&A increased 12.2% to $14.3 billion, or 19.5% of Net Sales, in fiscal 2004 compared with 19.6% of Net Sales in fiscal 2003. The decrease in SG&A as a percent of Net Sales for fiscal 2004, excluding the impact of EITF 02-16, was due to an increase in labor productivity and benefits from our private label credit card, which carries a lower discount rate than other forms of credit, like bank cards. Labor productivity, as measured by sales per labor hour, reached an all-time high in fiscal 2004, as we moved our associates from tasking to selling activities. This reduction in costs was partially offset by higher expenses associated with incentive programs, like our success sharing program and our management incentive plan and stock-based compensation expense. In addition, our planned investment in store modernization and technology caused remodel and repair expenses to rise at a faster rate than our Net Sales growth.

Depreciation and Amortization increased 22.2% to $1.2 billion for fiscal 2004 from $1.0 billion for fiscal 2003. Depreciation and Amortization as a percent of Net Sales was 1.7% for fiscal 2004 and 1.6% for fiscal 2003. The increase in fiscal 2004 was primarily due to our investment in store modernization and technology.

Interest, net

In fiscal 2004, we recognized $14 million of net Interest Expense compared to $3 million in fiscal 2003. Net Interest Expense as a percent of Net Sales was less than 0.1% for both fiscal 2004 and fiscal 2003. Interest Expense increased 12.9% to $70 million for fiscal 2004 from $62 million for fiscal 2003 primarily due to an increase in outstanding indebtedness and a reduction in the amount of capitalized interest. Interest Expense also increased due to the addition of $38 million in capital leases during the year. Interest and Investment Income decreased 5.1% to $56 million for fiscal 2004 from $59 million for fiscal 2003 primarily due to a lower interest rate environment.

Provision for Income Taxes

Our combined federal and state effective income tax rate decreased to 36.8% for fiscal 2004 from 37.1% for fiscal 2003. The majority of this reduction was due to the reversal of a $31 million valuation allowance as we were able to recognize previous capital losses for which no tax benefit had been recorded at the time the capital loss was incurred.

Diluted Earnings per Share

Diluted Earnings per Share were $2.26 and $1.88 for fiscal 2004 and fiscal 2003, respectively. The adoption of EITF 02-16 negatively impacted Diluted Earnings per Share for fiscal 2004 by $0.04 per share. Diluted Earnings per Share were favorably impacted in fiscal 2004 as a result of the repurchase of shares of our common stock in fiscal 2003 and fiscal 2004.

Impact of the Adoption of EITF 02-16

In fiscal 2003, we adopted EITF 02-16 which states that certain cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be recorded as a reduction of Cost of Sales when recognized in our Consolidated Statements of Earnings. That presumption is overcome when the consideration is either a reimbursement of specific, incremental and identifiable costs incurred to sell the vendor's products or a payment for assets or services delivered to the vendor. We receive consideration in the form of advertising co-op allowances from our vendors pursuant to annual agreements, which are generally on a calendar year basis. As permitted by EITF 02-16, we elected to apply its provisions prospectively to all agreements entered into or modified after December 31, 2002. Therefore, the impact of us adopting EITF 02-16 in fiscal 2003 was limited to advertising co-op allowances earned pursuant to vendor agreements entered into in late 2003, which became effective in January 2004.

The one-month impact of the adoption of EITF 02-16 in fiscal 2003 resulted in a reduction of Cost of Sales of $40 million, an increase in SG&A of $47 million and a reduction of Earnings before Provision for Income Taxes of $7 million. The impact on our Diluted Earnings per Share was immaterial.

The impact of the adoption of EITF 02-16 in fiscal 2004 resulted in a reduction of Cost of Sales of $891 million, an increase in SG&A of $1.0 billion and a reduction of Earnings before Provision for Income Taxes of $158 million. The impact on our Diluted Earnings per Share for fiscal 2004 was a reduction of $0.04 per share.

EITF 02-16 did not have a material impact on our fiscal 2005 consolidated results of operations or financial condition as of January 29, 2006.

Prior to the adoption of EITF 02-16 in fiscal 2003, the entire amount of advertising co-op allowances received was offset against advertising expense and resulted in a reduction of SG&A. We continue to earn certain advertising co-op allowances that are recorded as an offset against advertising expenses as they are reimbursements of specific, incremental and identifiable costs incurred to promote vendors' products. In fiscal 2005, 2004 and 2003, net advertising expense was $1.1 billion, $1.0 billion and $58 million, respectively, which was recorded in SG&A.

The following table illustrates the full-year effect on Cost of Sales, Gross Profit, SG&A, Operating Income and Diluted Earnings per Share as if advertising co-op allowances had always been treated as a reduction of Cost of Sales in accordance with EITF 02-16 (amounts in millions, except per share data):

	Fiscal Year Ended
	January 29, 2006	January 30, 2005	February 1, 2004
Cost of Sales
As Reported	$54,191	$48,664	$44,236
Pro Forma	54,191	48,524	43,295

Gross Profit
As Reported	27,320	24,430	20,580
Pro Forma	27,320	24,570	21,521

Selling, General and Administrative Expenses
As Reported	16,485	15,256	12,713
Pro Forma	16,485	15,256	13,654

Operating Income
As Reported	9,363	7,926	6,846
Pro Forma	9,363	8,066	6,846

Diluted Earnings per Share
As Reported	$2.72	$2.26	$1.88
Pro Forma	$2.72	$2.30	$1.88

Liquidity and Capital Resources

Cash flow generated from operations provides a significant source of liquidity. For fiscal 2005, Net Cash Provided by Operating Activities was $6.5 billion as compared to $6.9 billion for fiscal 2004. The decrease in fiscal 2005 was primarily due to a reduction in Deferred Income Taxes resulting from the reversal of certain temporary differences and no increase in Accounts Payable and Accrued Liabilities partially offset by stronger Net Earnings.

Net Cash Used in Investing Activities increased to $4.6 billion for fiscal 2005 from $4.5 billion for fiscal 2004. This increase was due to an increase in Payments for Businesses Acquired, partially offset by a decrease in the net proceeds from sales, maturities and purchases of investments. We paid $2.5 billion to complete 21 acquisitions in fiscal 2005, primarily adding professional service capabilities to Home Depot Supply. In January 2006, we announced our intent to acquire Hughes Supply for aggregate consideration of $3.5 billion. We expect to complete this acquisition in the first quarter of fiscal 2006.

Additionally in fiscal 2005, we had $3.9 billion of Capital Expenditures, allocated as follows: 66% for new stores, 10% for store modernization, 9% for technology and 15% for other initiatives. In fiscal 2005, we opened 179 new stores, including five relocations.

Net Cash Used in Financing Activities for fiscal 2005 was $1.6 billion compared with $3.1 billion for fiscal 2004. The decrease in Net Cash Used in Financing Activities was primarily due to the issuance of $1.0 billion of Long-Term Debt in August 2005 and $900 million of Short-Term Debt in the fourth quarter of fiscal 2005 under our commercial paper program. In May 2005, we filed a shelf registration statement with the Securities and Exchange Commission for the future issuance of up to $5.0 billion of debt securities. In August 2005, we issued $1.0 billion of 4 5/8% Senior Notes (see Note 3 in "Notes to Consolidated Financial Statements") at a discount of $5 million. The net proceeds of $995 million were used to pay for a portion of the acquisition price of National Waterworks. Commercial paper borrowings in the fourth quarter of fiscal 2005 supported short-term liquidity needs.

In February 2005 and August 2005, our Board of Directors authorized an additional $2.0 billion and $1.0 billion, respectively, in our share repurchase program, bringing the total authorization by our Board of Directors since inception of the program in 2002 to $11.0 billion as of January 29, 2006. Pursuant to this authorization, we have repurchased approximately 277 million shares of our common stock for a total of $9.7 billion as of January 29, 2006. During fiscal 2005, we repurchased approximately 76 million shares of our common stock for $3.0 billion and during fiscal 2004 we repurchased 84 million shares of our common stock for $3.1 billion. As of January 29, 2006, approximately $1.3 billion remained under our previously authorized share repurchase program. Subsequent to the end of fiscal 2005, our Board of Directors authorized an additional $1.0 billion bringing the total authorization since the inception of the share repurchase program to $12.0 billion. During fiscal 2005, we also increased dividends paid by 19.2% to $857 million from $719 million in fiscal 2004.

We have a commercial paper program that allows for borrowings up to a maximum of $2.5 billion. In connection with the program, we have a back-up credit facility with a consortium of banks for borrowings up to $2.0 billion. As of January 29, 2006, there was $900 million outstanding under the program. We expect to repay this amount during the first quarter of 2006. The credit facility, which expires in December 2010, contains various restrictions, none of which is expected to impact our liquidity or capital resources.

We use capital and operating leases to finance a portion of our real estate, including our stores, distribution centers and store support centers. The net present value of capital lease obligations is reflected in our Consolidated Balance Sheets in Long-Term Debt. In accordance with generally accepted accounting principles, the operating leases are not reflected in our Consolidated Balance Sheets. As of the end of fiscal 2005, our long-term debt-to-equity ratio was 9.9% compared to 8.9% at the end of fiscal 2004. This increase reflects the net increase in Long-Term Debt as a result of the August 2005 issuance of 4 5/8% Senior Notes due August 15, 2010.

As of January 29, 2006, we had $807 million in Cash and Short-Term Investments. We believe that our current cash position and cash flow generated from operations should be sufficient to enable us to complete our capital expenditure programs and any required long-term debt payments through the next several fiscal years. In addition, we have funds available from the $2.5 billion commercial paper program and the ability to obtain alternative sources of financing for future acquisitions and other requirements. In March 2006, we used the remaining availability under our shelf registration statement to issue $1.0 billion of 5.20% Senior Notes due March 1, 2011 and $3.0 billion of 5.40% Senior Notes due March 1, 2016. We intend to use the proceeds to fund our pending acquisition of Hughes Supply and to refinance our $500 million of 5 3/8% Senior Notes due April 1, 2006.

The following table summarizes our significant contractual obligations and commercial commitments as of January 29, 2006 (amounts in millions):

	Payments Due by Fiscal Year
Contractual Obligations(1)
	Total	2006	2007-2008	2009-2010	Thereafter
Total Debt(2)	$4,192	$1,521	$500	$2,143	$28
Capital Lease Obligations(3)	1,248	72	145	147	884
Operating Leases	8,449	706	1,287	1,093	5,363

Subtotal	$13,889	$2,299	$1,932	$3,383	$6,275
	Amount of Commitment Expiration per Fiscal Year
Commercial Commitments(4)
	Total	2006	2007-2008	2009-2010	Thereafter
Letters of Credit	$1,292	$1,257	$35	$—	$—
Purchase Obligations(5)	2,315	946	1,067	302	—

Subtotal	3,607	2,203	1,102	302	—

Total	$17,496	$4,502	$3,034	$3,685	$6,275

(1)
Contractual obligations include Short-Term Debt, Long-Term Debt comprised primarily of $2.5 billion of Senior Notes further discussed in "Quantitative and Qualitative Disclosures about Market Risk" and future minimum lease payments under capital and operating leases used in the normal course of business. The amounts listed do not include aggregate consideration of $3.5 billion related to our pending acquisition of Hughes Supply, expected to close in the first quarter of fiscal 2006 or any debt issued subsequent to the end of fiscal 2005.

(2)
Excludes present value of capital lease obligations of $381 million. Includes $479 million of interest payments and $8 million of unamortized discount.

(3)
Includes $867 million of imputed interest.

(4)
Commercial commitments include letters of credit from certain business transactions, purchase obligations and commitments to purchase store assets. We issue letters of credit for insurance programs, purchases of import merchandise inventories and construction contracts. Our purchase obligations consist of commitments for both merchandise and services.

(5)
Purchase obligations include all legally binding contracts such as firm commitments for inventory purchases, utility purchases, capital expenditures, software acquisition and license commitments and legally binding service contracts. Purchase orders that are not binding agreements are excluded from the table above. Additionally, we have included a commitment to purchase the underlying asset under an off-balance sheet lease related to certain stores for $282 million during 2008.

Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk results primarily from fluctuations in interest rates. Although we have international operating entities, our exposure to foreign currency rate fluctuations is not significant to our financial condition and results of operations. Our primary objective for entering into derivative instruments is to manage our exposure to interest rates, as well as to maintain an appropriate mix of fixed and variable rate debt.

As of January 29, 2006 we had, net of discounts, $996 million of 4 5/8% Senior Notes, $996 million of 3 3/4% Senior Notes and $500 million of 5 3/8% Senior Notes outstanding. The market values of the publicly traded 4 5/8%, 3 3/4% and 5 3/8% Senior Notes as of January 29, 2006, were approximately $985 million, $976 million and $500 million, respectively. We have several outstanding interest rate swap agreements, with notional amounts totaling $475 million, that swap fixed rate interest on our $500 million 5 3/8% Senior Notes for variable interest rates equal to LIBOR plus 30 to 245 basis points and expire on April 1, 2006. At January 29, 2006, the fair market value of these agreements was a liability of $1 million, which is the estimated amount that we would have paid to settle similar interest rate agreements at current interest rates.

Impact of Inflation, Deflation and Changing Prices

We have experienced inflation and deflation related to our purchase of certain commodity products. During fiscal 2005, lumber prices decreased our comparable store sales by approximately 13 basis points. We do not believe that changing prices for other commodities have had a material effect on our Net Sales or results of operations. Although we cannot accurately determine the precise overall effect of inflation and deflation on operations, we do not believe inflation and deflation have had a material effect on our results of operations.

Critical Accounting Policies

Our significant accounting policies are disclosed in Note 1 of our Consolidated Financial Statements. The following discussion addresses our most critical accounting policies, which are those that are both important to the portrayal of our financial condition and results of operations and that require significant judgment or use of complex estimates.

Revenue Recognition

We recognize revenue, net of estimated returns, at the time the customer takes possession of the merchandise or receives services. We estimate the liability for sales returns based on our historical return levels. The methodology used is consistent with other retailers. We believe that our estimate for sales returns is an accurate reflection of future returns. We have never recorded a significant adjustment to our estimated liability for sales returns. However, if these estimates are significantly below the actual amounts, our sales could be adversely impacted. When we receive payment from customers before the customer has taken possession of the merchandise or the service has been performed, the amount received is recorded as Deferred Revenue in the accompanying Consolidated Balance Sheets until the sale or service is complete.

Merchandise Inventories

Our Merchandise Inventories are stated at the lower of cost (first-in, first-out) or market, with approximately 86% valued under the retail inventory method and the remainder under the cost method. Retailers like The Home Depot, with many different types of merchandise at low unit cost and a large number of transactions, frequently use the retail inventory method. Under the retail inventory method, Merchandise Inventories are stated at cost, which is determined by applying a cost-to-retail ratio to the ending retail value of inventories. As our inventory retail value is adjusted regularly to reflect market conditions, our inventory valued under the retail method approximates the lower of cost or market. We evaluate our inventory valued under the cost method at the end of each quarter to ensure that it is carried at the lower of cost or market. The valuation allowance for Merchandise Inventories valued under the cost method was not material to the Company as of the end of fiscal 2005 and fiscal 2004.

Independent physical inventory counts or cycle counts are taken on a regular basis in each store, distribution center and Home Depot Supply location to ensure that amounts reflected in the accompanying Consolidated Financial Statements for Merchandise Inventories are properly stated. During the period between physical inventory counts in our stores, we accrue for estimated losses related to shrink on a store-by-store basis. Shrink (or in the case of excess inventory, "swell") is the difference between the recorded amount of inventory and the physical inventory. Shrink may occur due to theft, loss, inaccurate records for the receipt of inventory or deterioration of goods, among other things. We estimate shrink as a percent of Net Sales using the average shrink results from the previous two physical inventories. The estimates are evaluated quarterly and adjusted based on recent shrink results and current trends in the business.

Self-Insurance

We are self-insured for certain losses related to general liability, product liability, automobile, workers' compensation and medical claims. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates, and is reviewed by management and third-party actuaries on a quarterly basis to ensure that the liability is appropriate. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity or frequency of claims, medical cost inflation, or fluctuations in premiums, differ from our estimates, our results of operations could be impacted.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment" ("SFAS 123(R)"). This statement revises SFAS Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires all public entities to recognize compensation expense for all share-based payments as measured by the fair value on the grant date over the requisite service period. In April 2005, the Securities and Exchange Commission issued guidance delaying the effective date of SFAS 123(R), therefore it will now be effective for The Home Depot in the first quarter of fiscal 2006.

Effective February 3, 2003, we adopted the fair value based method of recording stock-based compensation expense in accordance with SFAS 123. We selected the prospective method of adoption as described in SFAS No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure," and accordingly, stock-based compensation expense was recorded for all share-based payments granted or modified after the beginning of fiscal 2003. Historically, we have used the Black-Scholes option pricing model to estimate the value of stock options granted to employees. SFAS 123(R) requires that all share-based payments granted prior to the adoption date that remain unvested at the adoption date also be expensed over the remaining service period. We currently intend to adopt SFAS 123(R) using the modified-prospective method, therefore in addition to continuing to recognize stock-based compensation expense for all share-based payments awarded since our adoption of SFAS 123 in fiscal 2003, we will also begin expensing unvested options granted prior to 2003 upon the adoption of SFAS 123(R). We currently estimate the impact of adopting SFAS 123(R) will be a reduction of Earnings before Provision for Income Taxes of approximately $40 million for fiscal 2006.

In October 2005, the FASB issued FASB Staff Position ("FSP") 13-1, "Accounting for Rental Costs Incurred during a Construction Period" ("FSP 13-1"). FSP 13-1 requires rental costs associated with operating leases that are incurred during a construction period be recognized as rental expense and included in income from continuing operations. FSP 13-1 becomes effective for the first reporting period beginning after December 15, 2005, and will therefore be effective for The Home Depot in the first quarter of fiscal 2006. The adoption of FSP 13-1 is not expected to have a material impact on our Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is incorporated by reference to Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations" of this report.

Item 8. Financial Statements and Supplementary Data.

Management's Responsibility for Financial Statements

The financial statements presented in this Annual Report have been prepared with integrity and objectivity and are the responsibility of the management of The Home Depot, Inc. These financial statements have been prepared in conformity with U.S. generally accepted accounting principles and properly reflect certain estimates and judgments based upon the best available information.

The financial statements of the Company have been audited by KPMG LLP, an independent registered public accounting firm. Their accompanying report is based upon an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).

The Audit Committee of the Board of Directors, consisting solely of outside directors, meets five times a year with the independent registered public accounting firm, the internal auditors and representatives of management to discuss auditing and financial reporting matters. In addition, a telephonic meeting is held prior to each quarterly earnings release. The Audit Committee retains the independent registered public accounting firm and regularly reviews the internal accounting controls, the activities of the independent registered public accounting firm and internal auditors and the financial condition of the Company. Both the Company's independent registered pubic accounting firm and the internal auditors have free access to the Audit Committee.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of January 29, 2006. Our management's assessment of the effectiveness of our internal control over financial reporting as of January 29, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included herein.

/s/ ROBERT L. NARDELLI	/s/ CAROL B. TOMÉ
Robert L. Nardelli Chairman, President & Chief Executive Officer	Carol B. Tomé Executive Vice President & Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Home Depot, Inc.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that The Home Depot, Inc. and subsidiaries maintained effective internal control over financial reporting as of January 29, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that The Home Depot, Inc. and subsidiaries maintained effective internal control over financial reporting as of January 29, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, The Home Depot, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 29, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of The Home Depot, Inc. and subsidiaries as of January 29, 2006 and January 30, 2005, and the related Consolidated Statements of Earnings, Stockholders' Equity and Comprehensive Income, and Cash Flows for each of the fiscal years in the three-year period ended January 29, 2006, and our report dated March 22, 2006, except as to note 12 which is as of March 24, 2006, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Atlanta, Georgia
March 22, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Home Depot, Inc.:

We have audited the accompanying Consolidated Balance Sheets of The Home Depot, Inc. and subsidiaries as of January 29, 2006 and January 30, 2005, and the related Consolidated Statements of Earnings, Stockholders' Equity and Comprehensive Income, and Cash Flows for each of the fiscal years in the three-year period ended January 29, 2006. These Consolidated Financial Statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of The Home Depot, Inc. and subsidiaries as of January 29, 2006 and January 30, 2005, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended January 29, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the Consolidated Financial Statements, effective February 3, 2003, the Company changed its method of accounting for cash consideration received from a vendor to conform to Emerging Issues Task Force No. 02-16 and adopted the fair value method of recording stock-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Home Depot, Inc. and subsidiaries' internal control over financial reporting as of January 29, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 22, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Atlanta, Georgia
March 22, 2006, except as to note 12
    which is as of March 24, 2006

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Fiscal Year Ended(1)
amounts in millions, except per share data	January 29, 2006	January 30, 2005	February 1, 2004
NET SALES	$81,511	$73,094	$64,816
Cost of Sales	54,191	48,664	44,236

GROSS PROFIT	27,320	24,430	20,580
Operating Expenses:
Selling, General and Administrative	16,485	15,256	12,713
Depreciation and Amortization	1,472	1,248	1,021

Total Operating Expenses	17,957	16,504	13,734

OPERATING INCOME	9,363	7,926	6,846
Interest Income (Expense):
Interest and Investment Income	62	56	59
Interest Expense	(143)	(70)	(62)

Interest, net	(81)	(14)	(3)

EARNINGS BEFORE PROVISION FOR INCOME TAXES	9,282	7,912	6,843
Provision for Income Taxes	3,444	2,911	2,539

NET EARNINGS	$5,838	$5,001	$4,304

Weighted Average Common Shares	2,138	2,207	2,283
BASIC EARNINGS PER SHARE	$2.73	$2.27	$1.88

Diluted Weighted Average Common Shares	2,147	2,216	2,289
DILUTED EARNINGS PER SHARE	$2.72	$2.26	$1.88

(1)
Fiscal years ended January 29, 2006, January 30, 2005 and February 1, 2004 include 52 weeks.

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

amounts in millions, except per share data	January 29, 2006	January 30, 2005
ASSETS
Current Assets:
Cash and Cash Equivalents	$793	$506
Short-Term Investments	14	1,659
Receivables, net	2,396	1,499
Merchandise Inventories	11,401	10,076
Other Current Assets	742	533

Total Current Assets	15,346	14,273

Property and Equipment, at cost:
Land	7,924	6,932
Buildings	14,056	12,325
Furniture, Fixtures and Equipment	7,073	6,195
Leasehold Improvements	1,207	1,191
Construction in Progress	843	1,404
Capital Leases	427	390

	31,530	28,437
Less Accumulated Depreciation and Amortization	6,629	5,711

Net Property and Equipment	24,901	22,726

Notes Receivable	348	369
Cost in Excess of the Fair Value of Net Assets Acquired	3,286	1,394
Other Assets	601	258

Total Assets	$44,482	$39,020

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-Term Debt	$900	$—
Accounts Payable	6,032	5,766
Accrued Salaries and Related Expenses	1,176	1,055
Sales Taxes Payable	488	412
Deferred Revenue	1,757	1,546
Income Taxes Payable	388	161
Current Installments of Long-Term Debt	513	11
Other Accrued Expenses	1,647	1,504

Total Current Liabilities	12,901	10,455

Long-Term Debt, excluding current installments	2,672	2,148
Other Long-Term Liabilities	977	871
Deferred Income Taxes	1,023	1,388
STOCKHOLDERS' EQUITY
Common Stock, par value $0.05; authorized: 10,000 shares; issued 2,401 shares at January 29, 2006 and 2,385 shares at January 30, 2005; outstanding 2,124 shares at January 29, 2006 and 2,185 shares at January 30, 2005	120	119
Paid-In Capital	7,287	6,650
Retained Earnings	28,943	23,962
Accumulated Other Comprehensive Income	409	227
Unearned Compensation	(138)	(108)
Treasury Stock, at cost, 277 shares at January 29, 2006 and 200 shares at January 30, 2005	(9,712)	(6,692)

Total Stockholders' Equity	26,909	24,158

Total Liabilities and Stockholders' Equity	$44,482	$39,020

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
EQUITY AND COMPREHENSIVE INCOME

	Common Stock						Treasury Stock
					Accumulated Other Comprehensive Income (Loss)(1)
			Paid-In Capital	Retained Earnings		Unearned Compensation			Total Stockholders' Equity	Comprehensive Income(2)
amounts in millions, except per share data	Shares	Amount					Shares	Amount
BALANCE, FEBRUARY 2, 2003	2,362	$118	$5,858	$15,971	$(82)	$(63)	(69)	$(2,000)	$19,802

Net Earnings	—	—	—	4,304	—	—	—	—	4,304	$4,304
Shares Issued Under Employee Stock Plans	11	1	249	—	—	(26)	—	—	224
Tax Effect of Sale of Option Shares by Employees	—	—	24	—	—	—	—	—	24
Translation Adjustments	—	—	—	—	172	—	—	—	172	172
Stock Options, Awards and Amortization of Restricted Stock	—	—	53	—	—	13	—	—	66
Repurchase of Common Stock	—	—	—	—	—	—	(47)	(1,590)	(1,590)
Cash Dividends ($0.26 per share)	—	—	—	(595)	—	—	—	—	(595)

Comprehensive Income										$4,476

BALANCE, FEBRUARY 1, 2004	2,373	$119	$6,184	$19,680	$90	$(76)	(116)	$(3,590)	$22,407

Net Earnings	—	—	—	5,001	—	—	—	—	5,001	$5,001
Shares Issued Under Employee Stock Plans	12	—	340	—	—	(54)	—	—	286
Tax Effect of Sale of Option Shares by Employees	—	—	26	—	—	—	—	—	26
Translation Adjustments	—	—	—	—	137	—	—	—	137	137
Stock Options, Awards and Amortization of Restricted Stock	—	—	100	—	—	22	—	—	122
Repurchase of Common Stock	—	—	—	—	—	—	(84)	(3,102)	(3,102)
Cash Dividends ($0.325 per share)	—	—	—	(719)	—	—	—	—	(719)

Comprehensive Income										$5,138

BALANCE, JANUARY 30, 2005	2,385	$119	$6,650	$23,962	$227	$(108)	(200)	$(6,692)	$24,158

Net Earnings	—	—	—	5,838	—	—	—	—	5,838	$5,838
Shares Issued Under Employee Stock Plans	16	1	472	—	—	(63)	—	—	410
Tax Effect of Sale of Option Shares by Employees	—	—	24	—	—	—	—	—	24
Translation Adjustments	—	—	—	—	182	—	—	—	182	182
Stock Options, Awards and Amortization of Restricted Stock	—	—	141	—	—	33	—	—	174
Repurchase of Common Stock	—	—	—	—	—	—	(77)	(3,020)	(3,020)
Cash Dividends ($0.40 per share)	—	—	—	(857)	—	—	—	—	(857)

Comprehensive Income										$6,020

BALANCE, JANUARY 29, 2006	2,401	$120	$7,287	$28,943	$409	$(138)	(277)	$(9,712)	$26,909

(1)
Balance at January 29, 2006 consists primarily of foreign currency translation adjustments.

(2)
Components of Comprehensive Income are reported net of related income taxes.

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended(1)
amounts in millions	January 29, 2006	January 30, 2005	February 1, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$5,838	$5,001	$4,304
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,579	1,319	1,076
Impairment Related to Disposition of EXPO Real Estate	78	—	—
Stock-Based Compensation Expense	175	125	67
Changes in Assets and Liabilities, net of the effects of acquisitions:
(Increase) Decrease in Receivables, net	(358)	(266)	25
Increase in Merchandise Inventories	(971)	(849)	(693)
Decrease (Increase) in Other Current Assets	16	29	(49)
Increase in Accounts Payable and Accrued Liabilities	12	917	790
Increase in Deferred Revenue	209	263	279
Increase (Decrease) in Income Taxes Payable	175	2	(27)
(Decrease) Increase in Deferred Income Taxes	(609)	319	605
Increase in Other Long-Term Liabilities	151	119	33
Other	189	(75)	135

Net Cash Provided by Operating Activities	6,484	6,904	6,545

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures, net of $51, $38 and $47 of non-cash capital expenditures in fiscal 2005, 2004 and 2003, respectively	(3,881)	(3,948)	(3,508)
Purchase of Assets from Off-Balance Sheet Financing Arrangement	—	—	(598)
Payments for Businesses Acquired, net	(2,546)	(727)	(215)
Proceeds from Sales of Property and Equipment	164	96	265
Purchases of Investments	(18,230)	(25,890)	(38,649)
Proceeds from Sales and Maturities of Investments	19,907	25,990	38,534

Net Cash Used in Investing Activities	(4,586)	(4,479)	(4,171)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Short-Term Borrowings, net	900	—	—
Proceeds from Long-Term Borrowings, net of discount	995	995	—
Repayments of Long-Term Debt	(24)	(510)	(9)
Repurchase of Common Stock	(3,040)	(3,106)	(1,554)
Proceeds from Sale of Common Stock, net	414	285	227
Cash Dividends Paid to Stockholders	(857)	(719)	(595)

Net Cash Used in Financing Activities	(1,612)	(3,055)	(1,931)

Increase (Decrease) in Cash and Cash Equivalents	286	(630)	443

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1	33	20
Cash and Cash Equivalents at Beginning of Year	506	1,103	640

Cash and Cash Equivalents at End of Year	$793	$506	$1,103

SUPPLEMENTAL DISCLOSURE OF CASH PAYMENTS MADE FOR:
Interest, net of interest capitalized	$114	$78	$70
Income Taxes	$3,860	$2,793	$2,037

(1)
Fiscal years ended January 29, 2006, January 30, 2005 and February 1, 2004 include 52 weeks.

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business, Consolidation and Presentation

The Home Depot, Inc. and subsidiaries (the "Company") operate The Home Depot stores, which are full-service, warehouse-style stores averaging approximately 105,000 square feet in size. The stores stock approximately 35,000 to 45,000 different kinds of building materials, home improvement supplies and lawn and garden products that are sold to do-it-yourself customers, do-it-for-me customers, home improvement contractors, tradespeople and building maintenance professionals. In addition, the Company operates EXPO Design Center stores ("EXPO"), which offer products and services primarily related to design and renovation projects, The Home Depot Landscape Supply stores, which service landscape professionals and garden enthusiasts with lawn, landscape and garden products and Home Depot Supply stores and Contractors' Warehouse stores serving primarily professional customers. The Company also operates The Home Depot Floor Stores, which offer primarily flooring products and installation services. At the end of fiscal 2005, the Company was operating 2,042 stores in total, which included 1,793 The Home Depot stores, 34 EXPO Design Center stores, 11 The Home Depot Landscape Supply stores, eight Contractors' Warehouse stores, three Home Depot Supply stores and two The Home Depot Floor Stores in the United States, including the territories of Puerto Rico and the Virgin Islands ("U.S."); 137 The Home Depot stores in Canada and 54 The Home Depot stores in Mexico.

Additionally, Home Depot Supply, through the Company's wholly-owned subsidiaries, distributes products and sells installation services primarily to professional business contractors, businesses and municipalities and operates in three primary areas. Maintenance, Repair and Operations ("MRO") supplies maintenance, repair and operating products primarily to multi-family housing, hospitality and lodging facilities. The second area, Builder, provides products and arranges installation services for production home builders. Professional Supply, the third area, distributes specialty hardware, tools and materials to construction contractors. The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Fiscal Year

The Company's fiscal year is a 52 or 53-week period ending on the Sunday nearest to January 31. Fiscal years ended January 29, 2006 ("fiscal 2005"), January 30, 2005 ("fiscal 2004") and February 1, 2004 ("fiscal 2003") include 52 weeks.

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and reported amounts of revenues and expenses in preparing these financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

Fair Value of Financial Instruments

The carrying amounts of Cash and Cash Equivalents, Receivables, Short-Term Debt and Accounts Payable approximate fair value due to the short-term maturities of these financial instruments. The fair value of the Company's investments is discussed under the caption "Short-Term Investments" in this Note 1. The fair value of the Company's Long-Term Debt is discussed in Note 3.

Cash Equivalents

The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. The Company's Cash and Cash Equivalents are carried at fair market value and consist primarily of high-grade commercial paper, money market funds, U.S. government agency securities and tax-exempt notes and bonds.

Short-Term Investments

Short-Term Investments at the end of fiscal 2004 are primarily auction rate securities. The interest rates on these securities are typically reset to market prevailing rates every 35 days or less, and in all cases every 90 days or less, but have longer stated maturities. Short-Term Investments are recorded at fair value based on current market rates and are classified as available-for-sale. Changes in the fair value are included in Accumulated Other Comprehensive Income (Loss), net of applicable taxes in the accompanying Consolidated Financial Statements.

Accounts Receivable

The Company has an agreement with a third-party service provider who manages the Company's private label credit card program and directly extends credit to customers. In addition, certain subsidiaries of the Company extend credit directly to customers in the ordinary course of business. The receivables due from customers were $865 million and $321 million as of January 29, 2006 and January 30, 2005, respectively. The Company's valuation reserve related to accounts receivable was not material as of January 29, 2006 and January 30, 2005.

Merchandise Inventories

The majority of the Company's Merchandise Inventories are stated at the lower of cost (first-in, first-out) or market, as determined by the retail inventory method. As the inventory retail value is adjusted regularly to reflect market conditions, the inventory valued using the retail method approximates the lower of cost or market. Certain subsidiaries and distribution centers record Merchandise Inventories at the lower of cost (first-in, first-out) or market, as determined by the cost method. These Merchandise Inventories represent approximately 14% of the total Merchandise Inventories balance. The Company evaluates the inventory valued using the cost method at the end of each quarter to ensure that it is carried at the lower of cost or market. The valuation allowance for Merchandise Inventories valued under the cost method was not material to the Company as of the end of fiscal 2005 and fiscal 2004.

Independent physical inventory counts or cycle counts are taken on a regular basis in each store, distribution center and Home Depot Supply location to ensure that amounts reflected in the accompanying Consolidated Financial Statements for Merchandise Inventories are properly stated. During the period between physical inventory counts in stores, the Company accrues for estimated losses related to shrink on a store-by-store basis based on historical shrink results and current trends in the business. Shrink (or in the case of excess inventory, "swell") is the difference between the recorded amount of inventory and the physical inventory. Shrink may occur due to theft, loss, inaccurate records for the receipt of inventory or deterioration of goods, among other things.

Income Taxes

The Company provides for federal, state and foreign income taxes currently payable, as well as for those deferred due to timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Federal, state and foreign tax benefits are recorded as a reduction of income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates is recognized as income or expense in the period that includes the enactment date.

The Company and its eligible subsidiaries file a consolidated U.S. federal income tax return. Non-U.S. subsidiaries and certain U.S. subsidiaries, which are consolidated for financial reporting purposes, are not eligible to be included in the Company's consolidated U.S. federal income tax return. Separate provisions for income taxes have been determined for these entities. The Company intends to reinvest the unremitted earnings of its non-U.S. subsidiaries and postpone their remittance indefinitely. Accordingly, no provision for U.S. income taxes for non-U.S. subsidiaries was recorded in the accompanying Consolidated Statements of Earnings.

The American Jobs Creation Act of 2004 ("AJC Act") provides a one-time 85% dividends-received deduction that applies to qualified cash dividends received from controlled foreign corporations if the funds are reinvested in the United States. The deduction can result in an effective income tax rate of 5.25% on the repatriation of foreign earnings, a rate much lower than the normal statutory tax rate of 35%. The Company has determined that it will not repatriate earnings of foreign subsidiaries under the AJC Act.

The AJC Act also provides a new deduction for qualified domestic production activities. When fully phased-in, the deduction will be up to 9% of the lesser of qualified production activities income or taxable income. Because this provision is targeted toward manufacturing activities, the Company does not expect to recognize a material benefit in the current or future tax years.

Depreciation and Amortization

The Company's Buildings, Furniture, Fixtures and Equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold Improvements are amortized using the straight-line method over the original term of the lease or the useful life of the improvement, whichever is shorter. The Company's Property and Equipment is depreciated using the following estimated useful lives:

Life
Buildings	10-45 years
Furniture, Fixtures and Equipment	3-20 years
Leasehold Improvements	5-30 years

Capitalized Software Costs

The Company capitalizes certain costs related to the acquisition and development of software and amortizes these costs using the straight-line method over the estimated useful life of the software, which is three to six years. These costs are included in Furniture, Fixtures and Equipment in the accompanying Consolidated Balance Sheets. Certain development costs not meeting the criteria for capitalization are expensed as incurred.

Revenues

The Company recognizes revenue, net of estimated returns, at the time the customer takes possession of merchandise or receives services. The liability for sales returns is estimated based on historical return levels. When the Company receives payment from customers before the customer has taken possession of the merchandise or the service has been performed, the amount received is recorded as Deferred Revenue in the accompanying Consolidated Balance Sheets until the sale or service is complete. The Company also records Deferred Revenue for the sale of gift cards and recognizes this revenue upon the redemption of gift cards in Net Sales. Gift card breakage income is recognized based upon historical redemption patterns and represents the balance of gift cards for which the Company believes the likelihood of redemption by the customer is remote. During fiscal 2005, the Company recognized $52 million of gift card breakage income. Fiscal 2005 was the first year in which the Company recognized gift card breakage income, and therefore, the amount recognized includes the gift card breakage income related to gift cards sold since the inception of the gift card program. This income is recorded as other income and is included in the Consolidated Statement of Earnings as a reduction in Selling, General and Administrative Expenses ("SG&A").

Services Revenue

Net Sales include services revenue generated through a variety of installation and home maintenance programs. In these programs, the customer selects and purchases material for a project and the Company provides or arranges professional installation. These programs are offered through the Company's stores and focus primarily on providing products and services to do-it-for-me customers. The Company also arranges for the provision of flooring, countertop, cabinet and window covering installation services to production home builders through its Creative Touch Interiors brand. Under certain programs, when the Company provides or arranges the installation of a project and the subcontractor provides material as part of the installation, both the material and labor are included in services revenue. The Company recognizes this revenue when the service for the customer is complete.

All payments received prior to the completion of services are recorded in Deferred Revenue in the accompanying Consolidated Balance Sheets. Services revenue, including the impact of deferred revenue, was $4.3 billion, $3.6 billion and $2.8 billion for fiscal 2005, 2004 and 2003, respectively.

Self-Insurance

The Company is self-insured for certain losses related to general liability, product liability, automobile, workers' compensation and medical claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. The expected ultimate cost of claims is estimated based upon analysis of historical data and actuarial estimates.

Prepaid Advertising

Television and radio advertising production costs along with media placement costs are expensed when the advertisement first appears. Included in Other Current Assets in the accompanying Consolidated Balance Sheets are $42 million and $33 million, respectively, at the end of fiscal 2005 and 2004 relating to prepayments of production costs for print and broadcast advertising.

Vendor Allowances

The Company currently receives two types of vendor allowances: volume rebates that are earned as a result of attaining certain purchase levels and advertising co-op allowances for the promotion of vendors' products that are typically based on guaranteed minimum amounts with additional amounts being earned for attaining certain purchase levels. All vendor allowances are accrued as earned, and those allowances received as a result of attaining certain purchase levels are accrued over the incentive period based on estimates of purchases.

In fiscal 2003, the Company adopted Emerging Issues Task Force No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"), which states that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction of Cost of Sales when recognized in the Company's Consolidated Statements of Earnings. That presumption is overcome when the consideration is either a reimbursement of specific, incremental and identifiable costs incurred to sell the vendor's product or a payment for assets or services delivered to the vendor. The Company receives consideration in the form of advertising co-op allowances from its vendors pursuant to annual agreements, which are generally on a calendar year basis. As permitted by EITF 02-16, the Company elected to apply the provisions of EITF 02-16 prospectively to all agreements entered into or modified after December 31, 2002.

There was no material impact to the Company's Consolidated Statements of Earnings or Consolidated Balance Sheets for fiscal 2005. The impact of EITF 02-16 in fiscal 2004 and fiscal 2003 resulted in a reduction of Cost of Sales of $891 million and $40 million, an increase to SG&A of $1.0 billion and $47 million and a reduction to Earnings before Provision for Income Taxes of $158 million and $7 million, respectively. The impact on the Company's Diluted Earnings per Share was a reduction of $0.04 in fiscal 2004. There was no material impact on the Company's Diluted Earnings per Share in fiscal 2003.

Volume rebates and advertising co-op allowances earned are initially recorded as a reduction in Merchandise Inventories and a subsequent reduction in Cost of Sales when the related product is sold. Prior to the adoption of EITF 02-16 in January 2004, advertising co-op allowances earned had been offset against advertising expense to the extent of advertising costs incurred, with the excess treated as a reduction of Cost of Sales.

The Company continues to earn certain advertising co-op allowances that are recorded as an offset against advertising expense as they are reimbursements of specific, incremental and identifiable costs incurred to promote vendors' products. In fiscal 2005, 2004 and 2003, net advertising expense was $1.1 billion, $1.0 billion and $58 million, respectively, which was recorded in SG&A.

Cost of Sales

Cost of Sales includes the actual cost of merchandise sold and services performed, the cost of transportation of merchandise from vendors to the Company's stores, locations or customers, the operating cost of the Company's distribution centers and the cost of deferred interest programs offered through the Company's private label credit card program.

The cost of handling and shipping merchandise from the Company's stores, locations or distribution centers to the customer is classified as SG&A. The cost of shipping and handling, including internal costs and payments to third parties, classified as SG&A was $563 million, $499 million and $387 million in fiscal 2005, 2004 and 2003, respectively.

Cost in Excess of the Fair Value of Net Assets Acquired and Other Intangible Assets

Goodwill represents the excess of purchase price over fair value of net assets acquired. The Company does not amortize goodwill, but does assess the recoverability of goodwill in the third quarter of each year by determining whether the fair value of each reporting unit supports its carrying value. The fair values of the Company's identified reporting units were estimated using the expected present value of discounted cash flows. The Company recorded no impairment charges for fiscal 2005, 2004 or 2003.

The Company amortizes the cost of other intangible assets over their estimated useful lives, which range from 1 to 12 years, unless such lives are deemed indefinite. Intangible assets with indefinite lives are tested in the third quarter of each year for impairment and written down to fair value as required. The Company recorded no impairment charges for fiscal 2005, 2004 or 2003.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets when management makes the decision to relocate or close a store, or when circumstances indicate the carrying amount of an asset may not be recoverable. Losses related to the impairment of long-lived assets are recognized to the extent the sum of undiscounted estimated future cash flows expected to result from the use of the asset are less than the asset's carrying value. If the carrying value is greater than the future cash flows, a provision is made to write down the related assets to the estimated net recoverable value. Impairment losses were recorded as a component of SG&A in the accompanying Consolidated Statements of Earnings. When a location closes, the Company also recognizes in SG&A the net present value of future lease obligations, less estimated sublease income.

In fiscal 2005, the Company closed 20 of its EXPO stores, four of which are being converted to The Home Depot store format. In fiscal 2005, the Company charged $91 million to SG&A related to the dispositions, of which $78 million was for asset impairment charges and $13 million was for lease obligations. The Company remains contingently liable for future minimum lease payments related to the affected stores, for which the amounts are not material. Additionally, the Company incurred $29 million of expense in Cost of Sales in fiscal 2005 related to inventory markdowns in these stores. Affected customers are being served by existing The Home Depot and EXPO stores. In fiscal 2005, the Company also closed two Home Depot Supply stores which did not have a material impact to the Company's financial results.

Stock-Based Compensation

Effective February 3, 2003, the Company adopted the fair value method of recording stock-based compensation expense in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company selected the prospective method of adoption as described in SFAS No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure" and accordingly, stock-based compensation expense was recognized related to stock options granted, modified or settled and expense related to the Employee Stock Purchase Plan ("ESPP") after the beginning of fiscal 2003. The fair value of stock options and ESPP as determined on the date of grant using the Black-Scholes option-pricing model is being expensed over the vesting period of the related stock options and ESPP. Prior to February 3, 2003, the Company elected to account for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), which requires the recording of stock-based compensation expense for some, but not all, stock-based compensation.

The per share weighted average fair value of stock options granted during fiscal 2005, 2004 and 2003 was $12.83, $13.57 and $9.79, respectively. The fair value of these options was determined at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Year Ended
	January 29, 2006	January 30, 2005	February 1, 2004
Risk-free interest rate	4.3%	2.6%	3.0%
Assumed volatility	33.7%	41.3%	44.6%
Assumed dividend yield	1.1%	0.8%	1.0%
Assumed lives of option	5 years	5 years	5 years

The following table illustrates the effect on Net Earnings and Earnings per Share as if the Company had applied the fair value recognition provisions of SFAS 123 to all stock-based compensation in each period (amounts in millions, except per share data):

	Fiscal Year Ended
	January 29, 2006	January 30, 2005	February 1, 2004
Net Earnings, as reported	$5,838	$5,001	$4,304
Add: Stock-based compensation expense included in reported Net Earnings, net of related tax effects	110	79	42
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(197)	(237)	(279)

Pro forma net earnings	$5,751	$4,843	$4,067

Earnings per Share:
Basic – as reported	$2.73	$2.27	$1.88
Basic – pro forma	$2.69	$2.19	$1.78
Diluted – as reported	$2.72	$2.26	$1.88
Diluted – pro forma	$2.68	$2.19	$1.78

In April 2005, the Securities and Exchange Commission issued guidance delaying the effective date of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), therefore it will now be effective for The Home Depot in the first quarter of fiscal 2006. The Company intends to adopt SFAS 123(R) using the modified-prospective method, therefore, in addition to continuing to recognize stock-based compensation expense for all share-based payments awarded since the adoption of SFAS 123 in fiscal 2003, the Company will also begin expensing unvested options granted prior to 2003 upon the adoption of SFAS 123(R). The Company currently estimates the impact of adopting SFAS 123(R) will be a reduction of Earnings before Provision for Income Taxes of approximately $40 million for fiscal 2006.

Derivatives

The Company measures its derivatives at fair value and recognizes these assets or liabilities on the Consolidated Balance Sheets. The Company's primary objective for entering into derivative instruments is to manage its exposure to interest rate fluctuations, as well as to maintain an appropriate mix of fixed and variable rate debt. At January 29, 2006, the Company had several outstanding interest rate swaps, accounted for as fair value hedges, with a notional amount of $475 million that swap fixed rate interest on the Company's $500 million 5 3/8% Senior Notes for variable interest rates equal to LIBOR plus 30 to 245 basis points and expire on April 1, 2006. At January 29, 2006, the fair market value of these agreements was a liability of $1 million, which is the estimated amount that the Company would have paid to settle similar interest rate swap agreements at current interest rates.

Comprehensive Income

Comprehensive Income includes Net Earnings adjusted for certain revenues, expenses, gains and losses that are excluded from Net Earnings under generally accepted accounting principles. Adjustments to Net Earnings are primarily for foreign currency translation adjustments.

Foreign Currency Translation

Assets and Liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange on the last day of the reporting period. Revenues and Expenses are generally translated at a daily exchange rate and equity transactions are translated using the actual rate on the day of the transaction.

Segment Information

The Company operates within a single operating segment within North America. Net Sales for Canada and Mexico were $5.3 billion, $4.2 billion and $3.4 billion during fiscal 2005, 2004 and 2003, respectively. Long-lived assets in Canada and Mexico totaled $2.2 billion and $1.7 billion as of January 29, 2006 and January 30, 2005, respectively.

Reclassifications

Certain amounts in prior fiscal years have been reclassified to conform with the presentation adopted in the current fiscal year.

2.     INTANGIBLE ASSETS

The Company's intangible assets at the end of fiscal 2005 and fiscal 2004, which are included in Other Assets in the accompanying Consolidated Balance Sheets, consisted of the following (amounts in millions):

	January 29, 2006	January 30, 2005
Customer relationships	$283	$10
Trademarks and franchises	92	2
Other	58	13
Less accumulated amortization	(35)	(7)

Total	$398	$18

Amortization expense related to intangible assets was $29 million and $4 million for fiscal 2005 and fiscal 2004, respectively. Estimated future amortization expense for intangible assets recorded as of January 29, 2006 is $60 million, $59 million, $55 million, $52 million and $48 million for fiscal 2006 through fiscal 2010, respectively.

3.     DEBT

As of January 29, 2006, the Company had $900 million of Short-Term Debt outstanding under its commercial paper program. In the fourth quarter of fiscal 2005, the Company increased the maximum capacity for borrowing under its commercial paper program to $2.5 billion as well as increased the related back-up credit facility with a consortium of banks to $2.0 billion. Since the initial borrowing on January 17, 2006, the maximum amount outstanding under the commercial paper program was $900 million and the weighted average interest rate was 4.3%. The credit facility, which expires in December 2010, contains various restrictions, none of which is expected to materially impact the Company's liquidity or capital resources.

The Company's Long-Term Debt at the end of fiscal 2005 and fiscal 2004 consisted of the following (amounts in millions):

	January 29, 2006	January 30, 2005
4 5/8% Senior Notes; due August 15, 2010; interest payable semi-annually on February 15 and August 15	$996	$—
3 3/4% Senior Notes; due September 15, 2009; interest payable semi-annually on March 15 and September 15	996	995
5 3/8% Senior Notes; due April 1, 2006; interest payable semi-annually on April 1 and October 1	500	500
Capital Lease Obligations; payable in varying installments through January 31, 2055	381	351
Other	312	313

Total Long-Term Debt	3,185	2,159
Less current installments	513	11

Long-Term Debt, excluding current installments	$2,672	$2,148

In May 2005, the Company filed a shelf registration statement with the Securities and Exchange Commission for the future issuance of up to $5.0 billion of debt securities. In August 2005, the Company issued $1.0 billion of 4 5/8% Notes due August 15, 2010 ("4 5/8% Senior Notes") at a discount of $5 million. Interest on the 4 5/8% Senior Notes is payable semi-annually on February 15 and August 15 of each year. The net proceeds of $995 million were used to pay for a portion of the acquisition price of National Waterworks, Inc. The $5 million discount associated with the issuance is being amortized to interest expense over the term of the 4 5/8% Senior Notes using the effective interest rate method. Issuance costs of $7 million are being amortized to interest expense over the term of the 4 5/8% Senior Notes using the straight-line method.

In September 2004, the Company issued $1.0 billion of 3 3/4% Senior Notes due September 15, 2009 ("3 3/4% Senior Notes") at a discount of $5 million with interest payable semi-annually on March 15 and September 15 of each year. The net proceeds of $995 million were used in part for the repayment of the Company's outstanding 6 1/2% Senior Notes due September 2004 in the aggregate principal amount of $500 million. The remainder of the net proceeds was used for general corporate purposes. The $5 million discount associated with the issuance is being amortized to interest expense over the term of the 3 3/4% Senior Notes using the effective interest rate method. Issuance costs of $7 million are being amortized to interest expense over the term of the 3 3/4% Senior Notes using the straight-line method.

The Company also had $500 million of unsecured 5 3/8% Senior Notes outstanding as of January 29, 2006, collectively referred to with the 4 5/8% Senior Notes and the 3 3/4% Senior Notes as "Senior Notes." The Senior Notes may be redeemed by the Company at any time, in whole or in part, at a redemption price plus accrued interest up to the redemption date. The redemption price is equal to the greater of (1) 100% of the principal amount of the Senior Notes to be redeemed, or (2) the sum of the present values of the remaining scheduled payments of principal and interest to maturity. The Company is generally not limited under these indentures in its ability to incur additional indebtedness nor required to maintain financial ratios or specified levels of net worth or liquidity. However, the indentures governing the Senior Notes contain various restrictive covenants, none of which are expected to impact the Company's liquidity or capital resources. The Senior Notes are not subject to sinking fund requirements.

Interest Expense in the accompanying Consolidated Statements of Earnings is net of interest capitalized of $51 million, $40 million and $50 million in fiscal 2005, 2004 and 2003, respectively.

Maturities of Long-Term Debt are $513 million for fiscal 2006, $16 million for fiscal 2007, $300 million for fiscal 2008, $1.0 billion for fiscal 2009, $1.0 billion for fiscal 2010 and $328 million thereafter.

As of January 29, 2006, the market values of the publicly traded 4 5/8% Senior Notes, 3 3/4% Senior Notes and 5 3/8% Senior Notes were approximately $985 million, $976 million and $500 million, respectively. The estimated fair value of all other long-term borrowings, excluding capital lease obligations, was approximately $314 million compared to the carrying value of $312 million. These fair values were estimated using a discounted cash flow analysis based on the Company's incremental borrowing rate for similar liabilities.

4.     INCOME TAXES

The components of Earnings before Provision for Income Taxes for fiscal 2005, 2004 and 2003 are as follows (amounts in millions):

	Fiscal Year Ended
	January 29, 2006	January 30, 2005	February 1, 2004
United States	$8,736	$7,508	$6,440
Foreign	546	404	403

Total	$9,282	$7,912	$6,843

The Provision for Income Taxes consisted of the following (amounts in millions):

	Fiscal Year Ended
	January 29, 2006	January 30, 2005	February 1, 2004
Current:
Federal	$3,394	$2,153	$1,520
State	507	279	307
Foreign	156	139	107

	4,057	2,571	1,934

Deferred:
Federal	(527)	304	573
State	(111)	52	27
Foreign	25	(16)	5

	(613)	340	605

Total	$3,444	$2,911	$2,539

The Company's combined federal, state and foreign effective tax rates for fiscal 2005, 2004 and 2003, net of offsets generated by federal, state and foreign tax benefits, were approximately 37.1%, 36.8% and 37.1%, respectively.

The reconciliation of the Provision for Income Taxes at the federal statutory rate of 35% to the actual tax expense for the applicable fiscal years is as follows (amounts in millions):

	Fiscal Year Ended
	January 29, 2006	January 30, 2005	February 1, 2004
Income taxes at federal statutory rate	$3,249	$2,769	$2,395
State income taxes, net of federal income tax benefit	279	215	217
Foreign rate differences	(10)	(17)	(29)
Change in valuation allowance	(23)	(31)	—
Other, net	(51)	(25)	(44)

Total	$3,444	$2,911	$2,539

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of January 29, 2006 and January 30, 2005, were as follows (amounts in millions):

	January 29, 2006	January 30, 2005
Current:
Deferred Tax Assets:
Accrued self-insurance liabilities	$220	$106
Other accrued liabilities	278	202
Other	28	—

Current Deferred Tax Assets	526	308
Deferred Tax Liabilities:
Accelerated inventory deduction	(271)	(234)
Other	(17)	(25)

Current Deferred Tax Liabilities	(288)	(259)

Current Deferred Tax Assets, net	238	49

Noncurrent:
Deferred Tax Assets:
Accrued self-insurance liabilities	277	79
Other accrued liabilities	35	11
Net operating losses	63	41
Valuation allowance	—	(23)

Noncurrent Deferred Tax Assets	375	108
Deferred Tax Liabilities:
Property and equipment	(1,160)	(1,425)
Goodwill and other intangibles	(209)	(33)
Other	—	(8)

Noncurrent Deferred Tax Liabilities	(1,369)	(1,466)

Noncurrent Deferred Tax Liabilities, net	(994)	(1,358)

Net Deferred Tax Liabilities	$(756)	$(1,309)

Current deferred tax assets and current deferred tax liabilities are netted by tax jurisdiction and noncurrent deferred tax assets and noncurrent deferred tax liabilities are netted by tax jurisdiction, and are included in the accompanying Consolidated Balance Sheets as follows (amounts in millions):

	January 29, 2006	January 30, 2005
Other Current Assets	$298	$83
Other Assets	29	30
Other Accrued Expenses	(60)	(34)
Deferred Income Taxes	(1,023)	(1,388)

Net deferred tax liabilities	$(756)	$(1,309)

As a result of acquisitions that were accounted for under the purchase method of accounting, deferred tax liabilities of $132 million were recorded in fiscal 2005 representing the difference between the book value and the tax basis of acquired assets.

At January 29, 2006, the Company had foreign net operating loss carry-forwards to reduce future taxable income of certain foreign subsidiaries of $5 million, which will expire at various dates from 2009 to 2015. Management has concluded that it is more likely than not that these tax benefits related to the net operating losses will be realized and hence no valuation allowance has been provided. The Company has not provided for U.S. deferred income taxes on $1.1 billion of undistributed earnings of international subsidiaries because of its intention to indefinitely reinvest these earnings outside the U.S. The determination of the amount of the unrecognized deferred U.S. income tax liability related to the undistributed earnings is not practicable; however, unrecognized foreign income tax credits would be available to reduce a portion of this liability.

At January 30, 2005, the Company had a valuation allowance against certain deferred tax assets totaling $23 million. During fiscal 2005, the Company reversed this valuation allowance of $23 million because management concluded that it is more likely than not that these tax benefits will be realized. During fiscal 2004, the Company reversed a valuation allowance of $31 million for deferred tax assets that were realized due to the Company's ability to fully utilize capital losses. The likelihood of realizing the benefit of deferred tax assets is assessed on an ongoing basis. Consequently, future changes in the valuation allowance are possible.

The Company's income tax returns are routinely under audit by domestic and foreign tax authorities. These audits include questions regarding its tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. In 2005, the IRS completed its examination of the Company's U.S. federal income tax returns through fiscal 2002. As a result of these examinations, certain deferred tax assets increased by $72 million. Certain issues relating to the examinations of fiscal years 2001 and 2002 are under appeal, the outcome of which is not expected to have a material impact on the Company's financial statements.

5.     EMPLOYEE STOCK PLANS

The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan ("2005 Plan") and The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan ("1997 Plan") (collectively the "Plans") provide that incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, performance shares, performance units and deferred shares may be issued to selected associates, officers and directors of the Company. Under the 2005 Plan, the maximum number of shares of the Company's common stock authorized for issuance is 255 million shares, with any award other than a stock option reducing the number of shares available for issuance by 2.11 shares. As of January 29, 2006, there were 251 million shares available for future grant under the 2005 Plan. No additional equity awards may be issued from the 1997 Plan after the adoption of the 2005 Plan on May 26, 2005.

Under the Plans, as of January 29, 2006, the Company had granted incentive and non-qualified stock options for 192 million shares, net of cancellations (of which 110 million had been exercised). Incentive stock options and non-qualified stock options are priced at the fair market value of the Company's stock on the date of the grant and typically vest at the rate of 25% per year commencing on the first anniversary date of the grant and expire on the tenth anniversary date of the grant. The Company recognized $133 million, $86 million and $40 million of stock-based compensation expense in fiscal 2005, 2004 and 2003, respectively, related to stock options granted, modified or settled and expense related to the ESPP after the beginning of 2003 (see Note 1 under the caption "Stock-Based Compensation").

Under the Plans, as of January 29, 2006, the Company had issued 6 million shares of restricted stock with a weighted average grant date value of $35.76 per share net of cancellations (the restrictions on 741,000 shares have lapsed). Generally, the restrictions on the restricted stock lapse according to one of the following schedules: (1) the restrictions on 25% of the restricted stock lapse upon the third and sixth year anniversaries of the date of issuance with the remaining 50% of the restricted stock lapsing upon the associate's attainment of age 62, or (2) the restrictions on 100% of the restricted stock lapse at 3 or 5 years. The fair value of the restricted stock is expensed over the period during which the restrictions lapse. The Company recorded stock-based compensation expense related to restricted stock of $32 million, $22 million and $13 million in fiscal 2005, 2004 and 2003, respectively.

The Company maintains two employee stock purchase plans (U.S. and non-U.S. plans). The plan for U.S. associates is a tax-qualified plan under Section 423 of the Internal Revenue Code. The non-U.S. plan is not a Section 423 plan. The ESPPs allow associates to purchase up to 152 million shares of common stock, of which 117 million shares (adjusted for subsequent stock splits) have been purchased from inception of the plans. Prior to July 1, 2004, shares under the ESPPs were purchased at a price equal to the lower of 85% of the stock's fair market value on the first day or the last day of the purchase period. Beginning July 1, 2004, the purchase price of shares under the ESPPs was equal to 85% of the stock's fair market value on the last day of the purchase period. These shares were included in the pro forma calculation of stock-based compensation expense included in Note 1 under the caption "Stock-Based Compensation." During fiscal 2005, 3 million shares were purchased under the ESPPs at an average price of $33.72 per share. Under the outstanding ESPPs as of January 29, 2006, employees have contributed $10 million to purchase shares at 85% of the stock's fair market value on the last day (June 30, 2006) of the purchase period. The Company had 35 million shares available for issuance under the ESPPs at January 29, 2006.

As of January 29, 2006, there were 3 million non-qualified stock options and 1 million deferred stock units outstanding under non-qualified stock option and deferred stock unit plans that are not part of the Plans. During fiscal 2005, 2004 and 2003, the Company did not grant any deferred stock units under the deferred stock unit plans that are not part of the Plans. In fiscal 2005, 2004 and 2003, there were 461,000, 461,000 and 635,000 deferred stock units, respectively, granted under the Plans. The weighted average grant date value of the outstanding deferred stock units at January 29, 2006 was $37.75 per share. Each deferred stock unit entitles the associate to one share of common stock to be received up to five years after the vesting date of the deferred stock unit, subject to certain deferral rights of the associate. The fair value of the deferred stock units on the grant dates was $18 million, $16 million and $19 million for deferred units granted in fiscal 2005, 2004 and 2003, respectively. These amounts are being expensed over the vesting periods. The Company recorded stock-based compensation expense related to deferred stock units of $10 million, $14 million and $13 million in fiscal 2005, 2004 and 2003, respectively.

In total, the Company recorded stock-based compensation expense, including the expense of stock options, ESPPs, restricted stock and deferred stock units, of $175 million, $125 million and $67 million, in fiscal 2005, 2004 and 2003, respectively.

The following table summarizes stock options outstanding at January 29, 2006, January 30, 2005 and February 1, 2004, and changes during the fiscal years ended on these dates (shares in thousands):

	Number of Shares	Weighted Average Option Price
Outstanding at February 2, 2003	83,166	$37.09

Granted	19,234	24.97
Exercised	(4,708)	16.03
Canceled	(9,913)	38.54

Outstanding at February 1, 2004	87,779	$35.40

Granted	16,713	36.46
Exercised	(7,825)	25.94
Canceled	(10,273)	38.27

Outstanding at January 30, 2005	86,394	$36.12

Granted	17,721	37.96
Exercised	(11,457)	28.83
Canceled	(8,626)	38.65

Outstanding at January 29, 2006	84,032	$37.24

The following table summarizes information regarding stock options outstanding at January 29, 2006 (shares in thousands):

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life (Yrs.)	Weighted Average Outstanding Option Price	Options Exercisable	Weighted Average Exercisable Option Price
$ 9.61 to 21.29	4,187	1.5	$16.70	4,187	$16.70
22.63 to 31.56	10,129	7.0	24.65	3,284	24.68
31.92 to 36.84	20,600	7.5	35.53	7,374	35.00
37.29 to 40.95	31,284	7.0	38.81	15,392	39.71
42.55 to 53.00	17,832	5.5	48.44	13,477	49.06

	84,032	6.5	$37.24	43,714	$38.47

6.     LEASES

The Company leases certain retail locations, office space, warehouse and distribution space, equipment and vehicles. While most of the leases are operating leases, certain locations and equipment are leased under capital leases. As leases expire, it can be expected that, in the normal course of business, certain leases will be renewed or replaced.

Certain lease agreements include escalating rents over the lease terms. The Company expenses rent on a straight-line basis over life of the lease which commences on the date the Company has the right to control the property. The cumulative expense recognized on a straight-line basis in excess of the cumulative payments is included in Other Accrued Expenses and Other Long-Term Liabilities in the accompanying Consolidated Balance Sheets.

The Company has a lease agreement under which the Company leases certain assets totaling $282 million. This lease was originally created under a structured financing arrangement and involves two special purpose entities. The Company financed a portion of its new stores opened in fiscal years

1997 through 2003 under this lease agreement. Under this agreement, the lessor purchased the properties, paid for the construction costs and subsequently leased the facilities to the Company. The Company records the rental payments under the terms of the operating lease agreements as SG&A in the accompanying Consolidated Statements of Earnings.

The $282 million lease agreement expires in 2008 with no renewal option. The lease provides for a substantial residual value guarantee limited to 79% of the initial book value of the assets and includes a purchase option at the original cost of each property. As the leased assets were placed into service, the Company estimated its liability under the residual value guarantee. The maximum amount of the residual value guarantee relative to the assets under the lease agreement described above is estimated to be $223 million. Events or circumstances that would require the Company to perform under the residual value guarantee include (1) initial default on the lease with the assets sold for less than book value, or (2) the Company's decision not to purchase the assets at the end of the lease and the sale of the assets results in proceeds less than the initial book value of the assets. During 2005, the Company committed to exercise its option to purchase the assets under this lease for $282 million at the end of the lease term in 2008.

In the first quarter of fiscal 2004, the Company adopted the revised version of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires consolidation of a variable interest entity if a company's variable interest absorbs a majority of the entity's expected losses or receives a majority of the entity's expected residual returns, or both.

In accordance with FIN 46, the Company was required to consolidate one of the two aforementioned special purpose entities that, before the effective date of FIN 46, met the requirements for non-consolidation. The second special purpose entity that owns the assets leased by the Company totaling $282 million is not owned by or affiliated with the Company, its management or its officers. Pursuant to FIN 46, the Company was not deemed to have a variable interest, and therefore was not required to consolidate this entity.

FIN 46 requires the Company to measure the assets and liabilities at their carrying amounts, which amounts would have been recorded if FIN 46 had been effective at the inception of the transaction. Accordingly, during the first quarter of 2004, the Company recorded Long-Term Debt of $282 million and Long-Term Notes Receivable of $282 million on the Consolidated Balance Sheets. The Company continues to record the rental payments under the operating lease agreements as SG&A in the Consolidated Statements of Earnings. The adoption of FIN 46 had no economic impact on the Company.

Total rent expense, net of minor sublease income for fiscal 2005, 2004 and 2003 was $782 million, $684 million and $570 million, respectively. Certain store leases also provide for contingent rent payments based on percentages of sales in excess of specified minimums. Contingent rent expense for fiscal 2005, 2004 and 2003 was approximately $9 million, $11 million and $7 million, respectively. Real estate taxes, insurance, maintenance and operating expenses applicable to the leased property are obligations of the Company under the lease agreements.

The approximate future minimum lease payments under capital and all other leases at January 29, 2006 were as follows (in millions):

Fiscal Year	Capital Leases	Operating Leases
2006	$72	$706
2007	72	669
2008	73	618
2009	73	558
2010	74	535
Thereafter through 2097	884	5,363

	1,248	$8,449

Less imputed interest	867

Net present value of capital lease obligations	381
Less current installments	11

Long-term capital lease obligations, excluding current installments	$370

Short-term and long-term obligations for capital leases are included in the accompanying Consolidated Balance Sheets in Current Installments of Long-Term Debt and Long-Term Debt, respectively. The assets under capital leases recorded in Property and Equipment, net of amortization, totaled $304 million and $283 million at January 29, 2006 and January 30, 2005, respectively.

7.     EMPLOYEE BENEFIT PLANS

The Company maintains active defined contribution retirement plans for its employees ("the Benefit Plans"). All associates satisfying certain service requirements are eligible to participate in the Benefit Plans. The Company makes cash contributions each payroll period up to specified percentages of associates' contributions as approved by the Board of Directors.

The Company also maintains a restoration plan to provide certain associates deferred compensation that they would have received under the Benefit Plans as a matching contribution if not for the maximum compensation limits under the Internal Revenue Code. The Company funds the restoration plan through contributions made to a grantor trust, which are then used to purchase shares of the Company's common stock in the open market.

The Company's contributions to the Benefit Plans and the restoration plan were $132 million, $114 million and $106 million for fiscal 2005, 2004 and 2003, respectively. At January 29, 2006, the Benefit Plans and the restoration plan held a total of 31 million shares of the Company's common stock in trust for plan participants.

8.     BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES

The reconciliation of basic to diluted weighted average common shares for fiscal 2005, 2004 and 2003 was as follows (amounts in millions):

	Fiscal Year Ended
	January 29, 2006	January 30, 2005	February 1, 2004
Weighted average common shares	2,138	2,207	2,283
Effect of potentially dilutive securities:
Stock Plans	9	9	6

Diluted weighted average common shares	2,147	2,216	2,289

Stock plans include shares granted under the Company's employee stock plans as described in Note 5 to the consolidated financial statements. Options to purchase 55.1 million, 49.1 million and 67.9 million shares of common stock at January 29, 2006, January 30, 2005 and February 1, 2004, respectively, were excluded from the computation of Diluted Earnings per Share because their effect would have been anti-dilutive.

9.     COMMITMENTS AND CONTINGENCIES

At January 29, 2006, the Company was contingently liable for approximately $1.3 billion under outstanding letters of credit issued for certain business transactions, including insurance programs, trade and construction contracts. The Company's letters of credit are primarily performance-based and are not based on changes in variable components, a liability or an equity security of the other party.

The Company is involved in litigation arising from the normal course of business. In management's opinion, this litigation is not expected to materially impact the Company's consolidated results of operations or financial condition.

10.   ACQUISITIONS

The following acquisitions completed by the Company were all accounted for under the purchase method of accounting. Pro forma results of operations for fiscal 2005, 2004 and 2003 would not be materially different as a result of these acquisitions and therefore are not presented.

In August 2005, the Company acquired National Waterworks, Inc., a leading distributor of products used to build, repair and maintain water and wastewater transmission systems. The aggregate purchase price of this acquisition was $1.4 billion.

The Company completed several other acquisitions during fiscal 2005, 2004 and 2003, primarily adding professional service capabilities to Home Depot Supply. The total aggregate purchase price for acquisitions, including National Waterworks, Inc., in fiscal 2005, 2004 and 2003 was $2.6 billion, $729 million and $248 million, respectively. Accordingly, the Company recorded Cost in Excess of the Fair Value of Net Assets Acquired related to the acquisitions of $1.9 billion, $554 million and $231 million for fiscal 2005, 2004 and 2003, respectively, in the accompanying Consolidated Balance Sheets.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the dates of acquisition for the fiscal 2005 acquisitions (in millions):

Cash	$44
Receivables	509
Inventories	297
Property and Equipment	70
Intangible Assets(1)	400
Goodwill	1,869
Other assets	14

Total assets acquired	3,203

Current liabilities	418
Other liabilities	149

Total liabilities assumed	567

Net asset acquired	$2,636

(1)
Includes $273 million of customer relationships and $87 million of tradenames and franchises.

In January 2006, the Company announced its intent to acquire Hughes Supply, Inc., a leading distributor of construction and repair products, for aggregate consideration of $3.5 billion. The Company expects to complete this acquisition in the first quarter of fiscal 2006.

11.   QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly consolidated results of operations for the fiscal years ended January 29, 2006 and January 30, 2005 (dollars in millions, except per share data):

	Net Sales	Gross Profit	Net Earnings	Basic Earnings per Share	Diluted Earnings per Share
Fiscal Year Ended January 29, 2006:
First Quarter	$18,973	$6,355	$1,247	$0.58	$0.57
Second Quarter	22,305	7,409	1,768	0.83	0.82
Third Quarter	20,744	6,963	1,538	0.72	0.72
Fourth Quarter	19,489	6,593	1,285	0.61	0.60

Fiscal Year	$81,511	$27,320	$5,838	$2.73	$2.72

Fiscal Year Ended January 30, 2005:
First Quarter	$17,550	$5,768	$1,098	$0.49	$0.49
Second Quarter	19,960	6,661	1,545	0.70	0.70
Third Quarter	18,772	6,252	1,317	0.60	0.60
Fourth Quarter	16,812	5,749	1,041	0.48	0.47

Fiscal Year	$73,094	$24,430	$5,001	$2.27	$2.26

Note: The quarterly data may not sum to fiscal year totals due to rounding.

12.   SUBSEQUENT EVENTS

On March 24, 2006, the Company issued $1.0 billion of 5.20% Senior Notes due March 1, 2011 at a discount of $1 million and $3.0 billion of 5.40% Senior Notes due March 1, 2016 at a discount of $15 million. Interest on these senior notes is due semi-annually on March 1 and September 1, of each year.

Additionally in March 2006, the Company entered into forward starting interest rate swap agreements with a notional amount of $2.0 billion accounted for as a cash flow hedge to hedge interest rate fluctuations in anticipation of the issuance of the 5.40% Senior Notes due March 1, 2016. Upon issuance of the 5.40% Senior Notes due March 1, 2016, the Company settled its forward starting interest rate swap agreements and recorded a $19 million decrease to Accumulated Other Comprehensive Income, which will be amortized to interest expense over the life of the 5.40% Senior Notes due March 1, 2016.

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

Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) during the fiscal quarter ended January 29, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

The information required by this item is incorporated by reference to Item 8. "Financial Statements and Supplementary Data" of this report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information concerning the Board of Directors of the Company, the members of the Company's Audit Committee, the Company's Audit Committee Financial Expert, the Company's Code of Ethics and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the sections entitled "Election of Directors and Director Biographies," "Board of Directors Information" and "General – Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders (the "Proxy Statement").

Executive Officers

The information required by this item is incorporated by reference to Item 4A. "Executive Officers of the Company" of this report.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the sections entitled "Executive Compensation," "Leadership Development and Compensation Committee Report," "Board of Directors Information" and "General – Leadership Development and Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the sections entitled "Beneficial Ownership of Common Stock" and "Executive Compensation" in the Company's Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

The information required by this item is incorporated by reference to the section entitled "Executive Compensation" and "General – Insider Transactions" in the Company's Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the section entitled "Audit Committee Report and Fees Paid to Independent Registered Public Accounting Firm" in the Company's Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

                   (a)(1)    Financial Statements

The following financial statements are set forth in Item 8 hereof:

    —
    Consolidated Statements of Earnings for the fiscal years ended January 29, 2006, January 30, 2005 and February 1, 2004;

    —
    Consolidated Balance Sheets as of January 29, 2006 and January 30, 2005;

    —
    Consolidated Statements of Stockholders' Equity and Comprehensive Income for the fiscal years ended January 29, 2006, January 30, 2005 and February 1, 2004;

    —
    Consolidated Statements of Cash Flows for the fiscal years ended January 29, 2006, January 30, 2005 and February 1, 2004;

    —
    Notes to Consolidated Financial Statements;

    —
    Management's Responsibility for Financial Statements and Management's Report on Internal Control Over Financial Reporting; and

    —
    Reports of Independent Registered Public Accounting Firm.

    (2)
    Financial Statement Schedules

All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

      (3)
      Exhibits

Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the Securities and Exchange Commission, as indicated by the references in brackets. All other exhibits are filed herewith.

*3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q for the fiscal quarter ended August 4, 2002, Exhibit 3.1]
*3.2	By-Laws, as amended and restated [Form 10-Q for the fiscal quarter ended August 3, 2003, Exhibit 3.2 and Form 10-Q for the fiscal quarter ended August 1, 2004, Exhibit 3.1]
*4.1	Indenture dated as of April 12, 2001 between The Home Depot, Inc. and The Bank of New York. [Form S-4 (File No. 333-61548) filed May 24, 2001, Exhibit 4.1]
*4.2	Indenture dated as of September 16, 2004 between The Home Depot, Inc. and The Bank of New York. [Form 8-K filed September 17, 2004, Exhibit 4.1]
*4.3	Indenture, dated as of May 4, 2005, between The Home Depot, Inc. and The Bank of New York Trust Company, N.A., as Trustee [Form S-3 (File No. 333-124699) filed May 6, 2005, Exhibit 4.1]
*4.4	Form of 5 3/8% Note due April 1, 2006. [Form S-4 (File No. 333-61584) filed May 24, 2001, Exhibit 4.1]
*4.5	Form of 3.75% Senior Note due September 15, 2009. [Form 8-K filed on September 17, 2004, Exhibit 4.2]
4.6	Form of 4 5/8% Senior Note due August 15, 2010.

*4.7	Form of 5.20% Senior Note due March 1, 2011 [Form 8-K filed March 23, 2006, Exhibit 4.1]
*4.8	Form of 5.40% Senior Note due March 1, 2016 [Form 8-K filed March 23, 2006, Exhibit 4.2]
*10.1†	The Home Depot, Inc. Amended and Restated Employee Stock Purchase Plan, as amended and restated effective July 1, 2003. [Form 10-Q for the fiscal quarter ended November 2, 2003, Exhibit 10.1]
*10.2†	Amendment No.1 to The Home Depot, Inc. Amended and Restated Employee Stock Purchase Plan, effective July 1, 2004. [Form 10-Q for the fiscal quarter ended August 1, 2004, Exhibit 10.2]
*10.3†	The Home Depot, Inc. Non-U.S. Employee Stock Purchase Plan. [Form 10-K for the fiscal year ended February 2, 2003, Exhibit 10.36]
*10.4†	The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan. [Form 10-Q for the fiscal quarter ended August 4, 2002, Exhibit 10.1]
*10.5†	Form of Executive Officer Restricted Stock Award Pursuant to The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan [Form 10-Q for the fiscal quarter ended October 31, 2004, Exhibit 10.1]
*10.6†	Form of Executive Officer Nonqualified Stock Option Award Pursuant to The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan. [Form 10-Q for the fiscal quarter ended October 31, 2004, Exhibit 10.2]
*10.7†	Form of Outside Director Nonqualified Stock Option Award Pursuant to The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan. [Form 10-Q for the fiscal quarter ended October 31, 2004, Exhibit 10.3]
*10.8†
Form of Executive Officer Long-Term Incentive Program Performance Unit Award Pursuant to The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan. [Form 10-Q for the fiscal quarter ended October 31, 2004, Exhibit 10.4]
*10.9†	The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on May 27, 2005, Exhibit 10.8]
*10.10†	Form of Restricted Stock Award (U.S. Officers) Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on February 27, 2006, Exhibit 10.1]
*10.11†	Form of Deferred Share Award (Nonemployee Directors) Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on May 27, 2005, Exhibit 10.2]
*10.12†	Form of Deferred Share Award (U.S. Officers) Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on May 27, 2005, Exhibit 10.3]
*10.13†	Form of Deferred Share Award (Canada Officers) Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on February 27, 2006, Exhibit 10.4]
*10.14†	Form of LTIP Performance Unit Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on February 27, 2006, Exhibit 10.3]
*10.15†	Form of Nonqualified Stock Option (U.S. Officers) Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on February 27, 2006, Exhibit 10.2]

*10.16†	Form of Nonqualified Stock Option (Nonemployee Directors) Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on May 27, 2005, Exhibit 10.7]
*10.17†	The Home Depot FutureBuilder Restoration Plan. [Form 10-K for the fiscal year ended January 28, 2001, Exhibit 10.10]
*10.18†	Third Amendment To The Home Depot FutureBuilder Restoration Plan, effective March 1, 2004. [Form 10-Q for the fiscal quarter ended August 1, 2004, Exhibit 10.1]
*10.19†	Non-Qualified Stock Option and Deferred Stock Unit Plan and Agreement dated as of December 4, 2000. [Form 10-K for the fiscal year ended January 28, 2001, Exhibit 10.20]
*10.20†	The Home Depot FutureBuilder for Puerto Rico. [Form 10-K for the fiscal year ended February 2, 2003, Exhibit 10.35]
*10.21†	First Amendment To The Home Depot FutureBuilder for Puerto Rico, effective July 5, 2004. [Form S-8 (File No. 333-125332) filed May 27, 2005, Exhibit 10.3]
*10.23†	The Home Depot FutureBuilder, a 401(k) and Stock Ownership Plan, as amended and restated effective July 1, 2004. [Form 10-Q for the fiscal quarter ended October 31, 2004, Exhibit 10.5]
*10.24†	The Home Depot Long-Term Incentive Plan. [Form 10-K for the fiscal year ended February 2, 2003, Exhibit 10.42]
*10.25†	Senior Officers' Bonus Pool Plan, as amended. [Appendix A to Proxy Statement for the Annual Meeting of Shareholders held May 26, 1999]
*10.26†	Executive Officers' Bonus Plan. [Appendix B to Proxy Statement for the Annual Meeting of Stockholders held May 27, 1998]
*10.27†	Supplemental Executive Choice Program, effective January 1, 1999. [Form 10-K for the fiscal year ended February 3, 2002, Exhibit 10.15]
*10.28†	Home Depot U.S.A., Inc. Deferred Compensation Plan for Officers. [Form 10-K for the fiscal year ended February 2, 2003, Exhibit 10.38]
*10.29†	The Home Depot Executive Life Insurance, Death Benefit Only Plan. [Form 10-K for the fiscal year ended February 2, 2003, Exhibit 10.39]
*10.30†	The Home Depot Executive Physical Program. [Form 10-K for the fiscal year ended February 2, 2003, Exhibit 10.40]
*10.31†	The Home Depot Management Incentive Plan. [Appendix A to Proxy Statement for the Annual Meeting of Shareholders held on May 30, 2003]
*10.32†	The Home Depot, Inc. Management Incentive Plan Fiscal Year 2006 Performance Measures. [Form 8-K filed on February 27, 2006, Exhibit 10.5]
*10.33†	The Home Depot, Inc. Non-Employee Directors' Deferred Stock Compensation Plan. [Form 10-K for the fiscal year ended February 2, 2003, Exhibit 10.37]
*10.34†	Employment Agreement between Robert L. Nardelli and The Home Depot, Inc. dated as of December 4, 2000. [Form 10-Q for the fiscal quarter ended October 28, 2001, Exhibit 10.1]
*10.35†	Promissory Note between Robert L. Nardelli and The Home Depot, Inc. dated as of December 4, 2000. [Form 10-K for the fiscal year ended January 28, 2001, Exhibit 10.18]

*10.36†	Deferred Stock Units Plan and Agreement between Robert L. Nardelli and The Home Depot, Inc., effective as of September 17, 2001. [Form 10-Q for the fiscal quarter ended October 28, 2001, Exhibit 10.2]
*10.37†	Restricted Stock Exchange Agreement dated as of August 21, 2003 between The Home Depot, Inc. and Robert L. Nardelli. [Form 10-Q for the fiscal quarter ended August 3, 2003, Exhibit 10.2]
*10.38†	Employment Agreement between Dennis M. Donovan and The Home Depot, Inc. dated March 16, 2001. [Form S-4 (File No. 333-61548) filed May 24, 2001, Exhibit 10.1]
*10.39†	Deferred Stock Units Plan and Agreement between Dennis M. Donovan and The Home Depot, Inc. dated as of May 31, 2001. [Form 10-K for the fiscal year ended February 3, 2002, Exhibit 10.25]
*10.40†	Promissory Note between Dennis M. Donovan and The Home Depot, Inc. dated June 7, 2001. [Form 10-K for the fiscal year ended February 3, 2002, Exhibit 10.26]
*10.41†	Description of Employment Arrangement between Carol B. Tomé and The Home Depot, Inc., effective May 4, 2001. ["Executive Compensation" in 2006 Proxy Statement for Annual Meeting of Shareholders]
*10.42†	Non-Competition Agreement between Home Depot U.S.A., Inc. and Carol Tomé dated as of March 24, 2003. [Form 10-K for the fiscal year ended February 2, 2003, Exhibit 10.30]
*10.43†	Employment Agreement between Frank L. Fernandez and The Home Depot, Inc. dated April 2, 2001. [Form S-4 (File No. 333-61548) filed May 24, 2001, Exhibit 10.2]
*10.44†	Deferred Stock Units Plan and Agreement between Frank L. Fernandez and The Home Depot, Inc. dated April 2, 2001. [Form S-4 (File No. 333-61548) filed May 24, 2001, Exhibit 10.3]
*10.45†	Promissory Note between Frank L. Fernandez and The Home Depot, Inc. dated June 18, 2001. [Form 10-K for the fiscal year ended February 3, 2002, Exhibit 10.27]
*10.46†	Employment Agreement between Frank Blake and The Home Depot, Inc., effective as of March 9, 2002. [Form 10-Q for the fiscal quarter ended November 3, 2002, Exhibit 10.1]
*10.47†	Employment Agreement between Robert DeRodes and The Home Depot, Inc., effective as of February 7, 2002. [Form 10-Q for the fiscal quarter ended November 3, 2002, Exhibit 10.2]
*10.48†	Separation Agreement and Release between Home Depot U.S.A., Inc. and Dennis J. Carey, effective as of August 21, 2002. [Form 10-K for the fiscal year ended February 2, 2003, Exhibit 10.31]
*10.49†	Consulting Agreement between Home Depot U.S.A., Inc. and Dennis J. Carey, effective as of August 14, 2002. [Form 10-K for the fiscal year ended February 2, 2003, Exhibit 10.32]
*10.50†	Promissory Note between Bill Patterson and Home Depot U.S.A., Inc. dated October 29, 2001. [Form 10-K for the fiscal year ended February 1, 2004, Exhibit 10.41]
*10.51†	Separation Agreement & Release by and between The Home Depot, Inc. and John H. Costello, dated September 8, 2005. [Form 10-Q for the fiscal quarter ended October 30, 2005, Exhibit 10.1]

*10.52
Participation Agreement dated as of October 22, 1998 among The Home Depot, Inc. as Guarantor; Home Depot U.S.A., Inc. as Lessee; HD Real Estate Funding Corp. II as Facility Lender; Credit Suisse Leasing 92A L.P. as Lessor; The Bank of New York as Indenture Trustee; and Credit Suisse First Boston Corporation and Invemed Associates, Inc. as Initial Purchasers. [Form 10-K for the fiscal year ended January 31, 1999, Exhibit 10.10.]
*10.53
Master Modification Agreement dated as of April 20, 1998 among The Home Depot, Inc. as Guarantor; Home Depot U.S.A., Inc., as Lessee and Construction Agent; HD Real Estate Funding Corp., as Facility Lender; Credit Suisse Leasing 92A L.P. as Lessor; the lenders named on the Schedule thereto as Lenders; and Credit Suisse First Boston Corporation as Agent Bank. [Form 10-K for the fiscal year ended January 31, 1999, Exhibit 10.13]
12	Statement of Computation of Ratio of Earnings to Fixed Charges.
21	List of Subsidiaries of the Company.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(a) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HOME DEPOT, INC.
By:	/s/ ROBERT L. NARDELLI
(Robert L. Nardelli, Chairman, President & CEO)
Date:	March 27, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, The Home Depot, Inc., and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT L. NARDELLI (Robert L. Nardelli)	Chairman, President & CEO (Principal Executive Officer)	March 27, 2006
/s/ CAROL B. TOMÉ (Carol B. Tomé)	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 27, 2006
/s/ GREGORY D. BRENNEMAN (Gregory D. Brenneman)	Director	March 27, 2006
/s/ RICHARD H. BROWN (Richard H. Brown)	Director	March 27, 2006
/s/ JOHN L. CLENDENIN (John L. Clendenin)	Director	March 27, 2006
/s/ CLAUDIO X. GONZÁLEZ (Claudio X. González)	Director	March 27, 2006
/s/ MILLEDGE A. HART, III (Milledge A. Hart, III)	Director	March 27, 2006
/s/ BONNIE G. HILL (Bonnie G. Hill)	Director	March 27, 2006
/s/ LABAN P. JACKSON, JR. (Laban P. Jackson, Jr.)	Director	March 27, 2006
/s/ LAWRENCE R. JOHNSTON (Lawrence R. Johnston)	Director	March 27, 2006
/s/ KENNETH G. LANGONE (Kenneth G. Langone)	Director	March 27, 2006
/s/ ANGELO R. MOZILO (Angelo R. Mozilo)	Director	March 27, 2006
/s/ THOMAS J. RIDGE (Thomas J. Ridge)	Director	March 27, 2006

INDEX OF ATTACHED EXHIBITS

4.6	Form of 4 5/8% Note due August 15, 2010.
12	Statement of Computation of Ratio of Earnings to Fixed Charges.
21	List of Subsidiaries of the Company.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10-Year Summary of Financial and Operating Results
The Home Depot, Inc. and Subsidiaries

amounts in millions, except where noted	10-Year Compound Annual Growth Rate	2005	2004
STATEMENT OF EARNINGS DATA
Net sales	18.1%	$81,511	$73,094
Net sales increase (%)	—	11.5	12.8
Earnings before provision for income taxes	22.8	9,282	7,912
Net earnings	23.1	5,838	5,001
Net earnings increase (%)	—	16.7	16.2
Diluted earnings per share ($)(2)	23.1	2.72	2.26
Diluted earnings per share increase (%)	—	20.4	20.2
Diluted weighted average number of common shares	—	2,147	2,216
Gross margin – % of sales	—	33.5	33.4
Total operating expenses – % of sales	—	22.0	22.6
Net interest income (expense) – % of sales	—	(0.1)	—
Earnings before provision for income taxes – % of sales	—	11.4	10.8
Net earnings – % of sales	—	7.2	6.8

BALANCE SHEET DATA AND FINANCIAL RATIOS
Total assets	19.7%	$44,482	$39,020
Working capital	6.9	2,445	3,818
Merchandise inventories	18.0	11,401	10,076
Net property and equipment	18.8	24,901	22,726
Long-term debt	14.0	2,672	2,148
Stockholders' equity	18.4	26,909	24,158
Book value per share ($)	18.5	12.67	11.06
Long-term debt-to-equity (%)	—	9.9	8.9
Total debt-to-equity (%)	—	15.2	8.9
Current ratio	—	1.19:1	1.37:1
Inventory turnover	—	4.8x	4.9x
Return on invested capital (%)	—	22.4	21.5

STATEMENT OF CASH FLOWS DATA
Depreciation and amortization	24.2%	$1,579	$1,319
Capital expenditures(3)	11.5	3,881	3,948
Cash dividends per share ($)	25.3	0.400	0.325

STORE DATA(4)
Number of stores	17.1%	2,042	1,890
Square footage at fiscal year-end	17.2	215	201
Increase in square footage (%)	—	7.0	9.8
Average square footage per store (in thousands)	—	105	106

STORE SALES AND OTHER DATA
Comparable store sales increase (%)(5)(6)(7)	—	3.8	5.4
Weighted average weekly sales per operating store (in thousands)	(0.3)%	$763	$766
Weighted average sales per square foot ($)(4)(5)	(0.3)	377	375
Number of customer transactions(4)	13.6	1,330	1,295
Average ticket ($)(4)	3.3	57.98	54.89
Number of associates at fiscal year-end	15.6	344,810	323,149

(1)
Fiscal years 2001 and 1996 include 53 weeks; all other fiscal years reported include 52 weeks.
(2)
Diluted earnings per share for fiscal 1997, excluding a $104 million non-recurring charge, were $0.55.
(3)
Excludes payments for businesses acquired (net, in millions) for fiscal years 2005 ($2,546), 2004 ($727), 2003 ($215), 2002 ($235), 2001 ($190), 2000 ($26), 1999 ($101), 1998 ($6) and 1997 ($61).
(4)
Excludes all non-store locations since their inclusion may cause distortion of the data presented due to operational differences from our retail stores. The total number of the excluded locations and their total square footage are immaterial to our total number of locations and total square footage.
(5)
Adjusted to reflect the first 52 weeks of the 53-week fiscal years in 2001 and 1996.

F-1

	2003	2002	2001(1)	2000	1999	1998	1997	1996(1)
STATEMENT OF EARNINGS DATA
Net sales	$64,816	$58,247	$53,553	$45,738	$38,434	$30,219	$24,156	$19,535
Net sales increase (%)	11.3	8.8	17.1	19.0	27.2	25.1	23.7	26.3
Earnings before provision for income taxes	6,843	5,872	4,957	4,217	3,804	2,654	1,898	1,535
Net earnings	4,304	3,664	3,044	2,581	2,320	1,614	1,160	938
Net earnings increase (%)	17.5	20.4	17.9	11.3	43.7	31.9	23.7	28.2
Diluted earnings per share ($)(2)	1.88	1.56	1.29	1.10	1.00	0.71	0.52	0.43
Diluted earnings per share increase (%)	20.5	20.9	17.3	10.0	40.8	29.1	20.9	26.5
Diluted weighted average number of common shares	2,289	2,344	2,353	2,352	2,342	2,320	2,287	2,195
Gross margin – % of sales	31.8	31.1	30.2	29.9	29.7	28.5	28.1	27.8
Total operating expenses – % of sales	21.2	21.1	20.9	20.7	19.8	19.7	19.8	20.0
Net interest income (expense) – % of sales	—	0.1	—	—	—	—	—	0.1
Earnings before provision for income taxes – % of sales	10.6	10.1	9.3	9.2	9.9	8.8	7.9	7.9
Net earnings – % of sales	6.6	6.3	5.7	5.6	6.0	5.3	4.8	4.8

BALANCE SHEET DATA AND FINANCIAL RATIOS
Total assets	$34,437	$30,011	$26,394	$21,385	$17,081	$13,465	$11,229	$9,342
Working capital	3,774	3,882	3,860	3,392	2,734	2,076	2,004	1,867
Merchandise inventories	9,076	8,338	6,725	6,556	5,489	4,293	3,602	2,708
Net property and equipment	20,063	17,168	15,375	13,068	10,227	8,160	6,509	5,437
Long-term debt	856	1,321	1,250	1,545	750	1,566	1,303	1,247
Stockholders' equity	22,407	19,802	18,082	15,004	12,341	8,740	7,098	5,955
Book value per share ($)	9.93	8.38	7.71	6.46	5.36	3.95	3.23	2.75
Long-term debt-to-equity (%)	3.8	6.7	6.9	10.3	6.1	17.9	18.4	20.9
Total debt-to-equity (%)	6.1	6.7	6.9	10.3	6.1	17.9	18.4	20.9
Current ratio	1.40:1	1.48:1	1.59:1	1.77:1	1.75:1	1.73:1	1.82:1	2.01:1
Inventory turnover	5.0x	5.3x	5.4x	5.1x	5.4x	5.4x	5.4x	5.6x
Return on invested capital (%)	20.4	18.8	18.3	19.6	22.5	19.3	16.1	16.3

STATEMENT OF CASH FLOWS DATA
Depreciation and amortization	$1,076	$903	$764	$601	$463	$373	$283	$232
Capital expenditures(3)	3,508	2,749	3,393	3,574	2,618	2,094	1,464	1,248
Cash dividends per share ($)	0.26	0.21	0.17	0.16	0.11	0.08	0.06	0.05

STORE DATA(4)
Number of stores	1,707	1,532	1,333	1,134	930	761	624	512
Square footage at fiscal year-end	183	166	146	123	100	81	66	54
Increase in square footage (%)	10.2	14.1	18.5	22.6	23.5	22.8	23.1	21.6
Average square footage per store (in thousands)	107	108	109	108	108	107	106	105

STORE SALES AND OTHER DATA
Comparable store sales increase (%)(5)(6)(7)	3.8	—	—	4	10	7	7	7
Weighted average weekly sales per operating store (in thousands)	$763	$772	$812	$864	$876	$844	$829	$803
Weighted average sales per square foot ($)(4)(5)	371	370	388	415	423	410	406	398
Number of customer transactions(4)	1,246	1,161	1,091	937	797	665	550	464
Average ticket ($)(4)	51.15	49.43	48.64	48.65	47.87	45.05	43.63	42.09
Number of associates at fiscal year-end	298,800	280,900	256,300	227,300	201,400	156,700	124,400	98,100

(6)
Includes Net Sales at locations open greater than 12 months, including relocated and remodeled stores, and Net Sales of all the subsidiaries of The Home Depot, Inc. Stores and subsidiaries became comparable on the Monday following their 365th day of operation and include certain locations acquired in the current year by existing subsidiaries. Comparable store sales is intended only as supplemental information and is not a substitute for Net Sales or Net Earnings presented in accordance with generally accepted accounting principles.
(7)
Beginning in fiscal 2003, comparable store sales increases were reported to the nearest one-tenth of a percentage. Comparable store sales increases in fiscal years prior to 2003 were not adjusted to reflect this change.

F-2

QuickLinks

TABLE OF CONTENTS
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
PART I
PART II
Report of Independent Registered Public Accounting Firm
THE HOME DEPOT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS
THE HOME DEPOT, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
THE HOME DEPOT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
PART III
PART IV
SIGNATURES