Form 10-Q
period 2006-04-30
HOME DEPOT INC
filed 2006-06-01
CIK 354950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

- OR -

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-8207

THE HOME DEPOT, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-3261426
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

2455 Paces Ferry Road N.W. Atlanta, Georgia	30339
(Address of principal executive offices)	(Zip Code)

(770) 433-8211

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

$0.05 par value 2,066,968,596 shares of common stock, as of May 26, 2006

THE HOME DEPOT, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(Amounts In Millions, Except Per Share Data)

	Three Months Ended
	April 30, 2006	May 1, 2005
NET SALES	$21,461	$18,973
Cost of Sales	14,233	12,618
GROSS PROFIT	7,228	6,355

Operating Expenses:
Selling, General and Administrative	4,386	4,017
Depreciation and Amortization	420	339
Total Operating Expenses	4,806	4,356

OPERATING INCOME	2,422	1,999

Interest Income (Expense):
Interest and Investment Income	11	14
Interest Expense	(63)	(27)
Interest, net	(52)	(13)

EARNINGS BEFORE PROVISION FOR INCOME TAXES	2,370	1,986
Provision for Income Taxes	886	739
NET EARNINGS	$1,484	$1,247

Weighted Average Common Shares	2,114	2,162
BASIC EARNINGS PER SHARE	$0.70	$0.58

Diluted Weighted Average Common Shares	2,122	2,172
DILUTED EARNINGS PER SHARE	$0.70	$0.57

Dividends Declared Per Share	$0.15	$0.10

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts In Millions, Except Per Share Data)

	April 30, 2006	January 29, 2006
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,264	$793
Short-Term Investments	1,322	14
Receivables, net	3,412	2,396
Merchandise Inventories	13,401	11,401
Other Current Assets	880	742
Total Current Assets	20,279	15,346

Property and Equipment, at cost	32,323	31,530
Less Accumulated Depreciation and Amortization	7,028	6,629
Net Property and Equipment	25,295	24,901
Notes Receivable	344	348
Goodwill	5,432	3,286
Other Assets	1,329	601
Total Assets	$52,679	$44,482

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-Term Debt	$—	$900
Accounts Payable	9,452	6,032
Accrued Salaries and Related Expenses	1,223	1,176
Sales Taxes Payable	632	488
Deferred Revenue	1,962	1,757
Income Taxes Payable	1,090	388
Current Installments of Long-Term Debt	15	513
Other Accrued Expenses	1,904	1,647
Total Current Liabilities	16,278	12,901

Long-Term Debt, excluding current installments	6,652	2,672
Other Long-Term Liabilities	797	977
Deferred Income Taxes	1,153	1,023
Total Liabilities	24,880	17,573

STOCKHOLDERS’ EQUITY
Common Stock, par value $0.05; authorized: 10,000 shares; issued 2,412 shares at April 30, 2006 and 2,401 shares at January 29, 2006; outstanding 2,121 shares at April 30, 2006 and 2,124 shares at January 29, 2006	121	120
Paid-In Capital	7,390	7,149
Retained Earnings	30,109	28,943
Accumulated Other Comprehensive Income	457	409
Treasury Stock, at cost, 291 shares at April 30, 2006 and 277 shares at January 29, 2006	(10,278)	(9,712)

Total Stockholders’ Equity	27,799	26,909
Total Liabilities and Stockholders’ Equity	$52,679	$44,482

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts In Millions)

	Three Months Ended
	April 30, 2006	May 1, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$1,484	$1,247
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	450	361
Impairment Related to Disposition of EXPO Real Estate	—	86
Stock-Based Compensation Expense	77	38
Changes in Assets and Liabilities, net of the effects of acquisitions:
Increase in Receivables, net	(215)	(444)
Increase in Merchandise Inventories	(1,238)	(1,219)
Increase in Other Current Assets	(4)	(119)
Increase in Accounts Payable and Accrued Expenses	2,508	2,439
Increase in Deferred Revenue	204	271
Increase in Income Taxes Payable	702	593
(Decrease) Increase in Deferred Income Taxes	(127)	88
Other	30	15
Net Cash Provided by Operating Activities	3,871	3,356

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(705)	(821)
Payments for Businesses Acquired, net	(3,330)	(138)
Proceeds from Sales of Property and Equipment	47	37
Purchases of Investments	(3,476)	(5,715)
Proceeds from Sales and Maturities of Investments	2,194	5,065
Net Cash Used in Investing Activities	(5,270)	(1,572)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of Short-Term Borrowings, net	(900)	—
Proceeds from Long-Term Borrowings, net of discount	3,984	—
Repayments of Long-Term Debt	(502)	(3)
Proceeds from Sale of Common Stock, net	161	50
Repurchase of Common Stock	(554)	(1,433)
Cash Dividends Paid to Stockholders	(318)	(217)
Other	(25)	—
Net Cash Provided by (Used in) Financing Activities	1,846	(1,603)

Increase in Cash and Cash Equivalents	447	181
Effect of Exchange Rate Changes on Cash and Cash Equivalents	24	(4)
Cash and Cash Equivalents at Beginning of Period	793	506
Cash and Cash Equivalents at End of Period	$1,264	$683

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts In Millions)

	Three Months Ended
	April 30, 2006	May 1, 2005
Net Earnings	$1,484	$1,247
Other Comprehensive Income (Loss) (1):
Foreign Currency Translation Adjustments	59	(31)
Loss on Interest Rate Hedge	(12)	—
Unrealized Gain (Loss) on Investments	1	(2)
Total Other Comprehensive Income (Loss)	48	(33)
Comprehensive Income	$1,532	$1,214

(1)  Components of comprehensive income are reported net of income taxes.

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 29, 2006, as filed with the Securities and Exchange Commission (File No. 1-8207).

Business

The Home Depot, Inc. and subsidiaries (the “Company”) operate The Home Depot stores, which are full-service, warehouse-style stores averaging approximately 105,000 square feet in size. The stores stock approximately 35,000 to 45,000 different kinds of building materials, home improvement supplies and lawn and garden products that are sold to do-it-yourself customers, do-it-for-me customers, home improvement contractors, tradespeople and building maintenance professionals. In addition, the Company operates EXPO Design Center stores (“EXPO”), The Home Depot Landscape Supply stores and The Home Depot Floor Stores.

Additionally, Home Depot Supply, through the Company’s wholly-owned subsidiaries, distributes products and sells installation services primarily to business-to-business customers, including home builders, professional contractors, municipalities and maintenance professionals. Home Depot Supply includes water and sewer, industrial fasteners, maintenance, repair and operations supply (“MRO”), professional construction supply, plumbing and HVAC, interiors, lumber, electric utilities, industrial pipes, valves and fittings and electrical products distribution.

Short-Term Investments

Short-Term Investments are primarily auction rate securities.  The interest rates on these securities are typically reset to market prevailing rates every 35 days or less, and in all cases every 90 days or less, but have longer stated maturities.  Short-Term Investments are recorded at fair value based on current market rates and are classified as available-for-sale.  Changes in the fair value are included in Accumulated Other Comprehensive Income (Loss), net of income taxes in the accompanying Consolidated Financial Statements.

Services Revenue

Net Sales include services revenue generated through a variety of installation, home maintenance and professional service programs.  In these programs, the customer selects and purchases material for a project and the Company provides or arranges professional installation.  These programs are offered through the Company’s stores and Home Depot Supply locations.  Under certain programs, when the Company provides or arranges the installation of a project and the subcontractor provides material as part of the installation, both the material and labor are included in services revenue.  The Company recognizes this revenue when the service for the customer is complete.

All payments received prior to the completion of services are recorded in Deferred Revenue in the accompanying Consolidated Balance Sheets.  Retail services revenue, including the impact of Deferred Revenue, was $844 million and $778 million for the three months ended April 30, 2006 and May 1, 2005, respectively.

Gift Cards

The Company recognized $7 million and $43 million of income related to gift card breakage in the first quarter of fiscal 2006 and the first quarter of fiscal 2005, respectively.  The gift card breakage amount recognized was based upon historical redemption patterns and represents the remaining balance of gift cards for which the Company believes the likelihood of redemption by the customer is remote.  The first quarter of 2005 was the first period in which the Company recognized gift card breakage and therefore the amount recognized includes the breakage income related to gift cards sold since the inception of the gift card program.  This income is included in the Consolidated Statements of Earnings as a reduction in Selling, General and Administrative Expenses (“SG&A”).

Valuation Reserves

As of the end of the first quarter of fiscal 2006, the valuation allowances for Merchandise Inventories and uncollectible accounts receivable were not material.

Reclassifications

Certain amounts in the prior fiscal period have been reclassified to conform with the presentation adopted in the current fiscal period.

2.   BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES

The reconciliation of basic to diluted weighted average common shares for the three months ended April 30, 2006 and May 1, 2005 was as follows (amounts in millions):

	Three Months Ended
	April 30, 2006	May 1, 2005
Weighted average common shares	2,114	2,162
Effect of potentially dilutive securities:
Stock Plans	8	10
Diluted weighted average common shares	2,122	2,172

Stock plans include shares granted under the Company’s employee stock purchase plan (“ESPP”) and stock incentive plans, as well as shares issued for deferred compensation stock plans.  Options to purchase 32.3 million and 65.7 million shares of common stock for the three months ended April 30, 2006 and May 1, 2005, respectively, were excluded from the computation of Diluted Earnings per Share because their effect would have been anti-dilutive.

3.  DISPOSITION OF INTEREST IN CERTAIN EXPO REAL ESTATE

In the first quarter of fiscal 2005, the Company recorded $86 million in SG&A expense related to asset impairment charges associated with the closing of 20 EXPO stores. The Company remains contingently liable for future minimum lease payments related to the affected stores, for which the amounts are not material. Additionally, the Company recorded $20 million of expense in Cost of Sales in the first quarter of fiscal 2005 related to inventory markdowns in these stores.

4.  LONG-TERM DEBT

In March 2006, the Company issued $1.0 billion of 5.20% Senior Notes due March 1, 2011 at a discount of $1 million and $3.0 billion of 5.40% Senior Notes due March 1, 2016 at a discount of $15 million, together the “March 2006 issuance”. Interest on these senior notes is due semi-annually on March 1 and September 1 of each year.  The net proceeds of the March 2006 issuance were used to pay for the acquisition price of Hughes Supply, Inc. and for the repayment of the Company’s 5.375% Senior Notes due April 2006 in the aggregate principal amount of $500 million.  The $16 million discount associated with the March 2006 issuance is being amortized over the term of the Senior Notes using the effective interest rate method.  Issuance costs were $19 million and are being amortized over the term of the Senior Notes.  The Senior Notes may be redeemed by the Company at any time, in whole or in part, at a redemption price plus accrued interest up to the redemption date.  The redemption price is equal to the greater of (1) 100% of the principal amount of the Senior Notes to be redeemed, or (2) the sum of the present values of the remaining scheduled payments of principal and interest to maturity.  The Company is generally not limited under the indenture governing the Senior Notes in its ability to incur additional indebtedness or required to maintain financial ratios or specified levels of net worth or liquidity.  However, the indenture governing the Senior Notes contains various restrictive covenants, none of which is expected to impact the Company’s liquidity or capital resources.

Additionally in March 2006, the Company entered into forward starting interest rate swap agreements with a notional amount of $2.0 billion accounted for as a cash flow hedge to hedge interest rate fluctuations in anticipation of the issuance of the 5.40% Senior Notes due March 1, 2016. Upon issuance of the 5.40% Senior Notes due March 1, 2016, the Company settled its forward starting interest rate swap agreements and recorded a $12 million decrease, net of income taxes,  to Accumulated Other Comprehensive Income, which will be amortized to interest expense over the life of the 5.40% Senior Notes due March 1, 2016.

5.  ACQUISITIONS

The following acquisitions completed by the Company during the first quarter of fiscal 2006 were accounted for under the purchase method of accounting and, accordingly, their results of operations have been consolidated in the Company’s financial statements since the date of acquisition.  Pro forma results of operations for the three months ended April 30, 2006 and May 1, 2005 would not be materially different as a result of these acquisitions and therefore are not presented.

On March 30, 2006, the Company acquired Hughes Supply, Inc., a leading distributor of construction, repair and maintenance products for an aggregate purchase price, including cash acquired, of $3.5 billion.  This acquisition will be operated under Home Depot Supply.

On February 8, 2006, the Company acquired CTF Supply, Inc., a distributor of industrial tools, fasteners and supplies.  This acquisition will be operated under Home Depot Supply.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the dates of acquisition for Hughes Supply, Inc. and CTF Supply, Inc., and is subject to the final fair value determination of certain assets and liabilites (amounts in millions):

Cash	$204
Receivables	805
Inventories	744
Property and Equipment	135
Intangible Assets(1)	777
Goodwill	2,113
Other assets	169
Total assets acquired	4,947
Current liabilities	1,111
Other liabilities	290
Total liabilities assumed	1,401
Net assets acquired	$3,546

(1)       Primarily includes customer relationships and tradenames and are included in Other Assets in the accompanying Consolidated Balance Sheets.

6.  EMPLOYEE STOCK PLANS

Effective February 3, 2003, the Company adopted the fair value method of recording stock-based compensation expense in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).   The Company selected the prospective method of adoption as described in SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” and accordingly, stock-based compensation expense was recognized for stock options granted, modified or settled and expense related to the ESPP after the beginning of fiscal 2003. Effective January 30, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment,” (“SFAS 123(R)”) using the modified prospective transition method.  Under the modified prospective transition method, the Company began expensing unvested options granted prior to 2003 in addition to continuing to recognize stock-based compensation expense for all share-based payments awarded since the adoption of SFAS 123 in fiscal 2003.  The Company expects the fiscal 2006 impact of the adoption of SFAS 123(R) to result in total additional stock compensation expense of $40 million, inclusive of the $26 million recognized in the first quarter of fiscal 2006.  The Company does not expect SFAS 123(R) to have a material impact to its financial results in fiscal 2007 and beyond.  Results of prior periods have not been restated.

The per share weighted average fair value of stock options granted during the first quarter of fiscal 2006 and 2005 was $12.71 and $12.72, respectively.  The fair value of stock options is determined on the date of grant using the Black-Scholes option-pricing model that uses various assumptions noted in the following table.  Expected volatility is based on the historical volatility and other factors.  The Company uses historical data to estimate stock option exercise and forfeiture rates.  The expected term of the stock options granted represents the period of time that options are expected to be outstanding.  The risk-free rate is based on U.S. Treasury yields in effect at the time of the grant for the expected term of the stock options.

	Three Months Ended
	April 30, 2006	May 1, 2005
Risk-free interest rate	4.6%	4.3%
Assumed volatility	28.5%	33.7%
Assumed dividend yield	1.4%	1.1%
Assumed lives of options	5 years	5 years

The following table illustrates the effect on Net Earnings and Earnings per Share as if the Company had applied the fair value recognition provisions of SFAS 123(R) to all stock-based compensation in each period (amounts in millions, except per share data):

	Three Months Ended
	April 30, 2006	May 1, 2005
Net Earnings, as reported	$1,484	$1,247
Add: Stock-based compensation expense included in reported Net Earnings, net of related tax effects	48	24
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(48)	(50)
Pro forma net earnings	$1,484	$1,221

Earnings per Share:
Basic—as reported	$0.70	$0.58
Basic—pro forma	$0.70	$0.56
Diluted—as reported	$0.70	$0.57
Diluted—pro forma	$0.70	$0.56

The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan (“2005 Plan”) and The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan (“1997 Plan”) (collectively the “Plans”) provide that incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, performance shares, performance units and deferred shares may be issued to selected associates, officers and directors of the Company. Under the 2005 Plan, the maximum number of shares of the Company’s common stock authorized for issuance is 255 million shares, with any award other than a stock option reducing the number of shares available for issuance by 2.11 shares. As of April 30, 2006, there were 239 million shares available for future grant under the 2005 Plan. No additional equity awards may be issued from the 1997 Plan since the adoption of the 2005 Plan on May 26, 2005.

Under the Plans, as of April 30, 2006, the Company had granted incentive and non-qualified stock options for 190 million shares, net of cancellations (of which 116 million have been exercised). Incentive stock options and non-qualified stock options are priced at the fair market value of the Company’s stock on the date of the grant and typically vest at the rate of 25% per year commencing on the first anniversary date of the grant and expire on the tenth anniversary date of the grant. The Company recognized $61 million and $28 million of stock-based compensation expense in the first quarter of fiscal 2006 and 2005, respectively, related to stock options and the ESPP.

Under the Plans, as of April 30, 2006, the Company had issued 12 million shares of restricted stock, net of cancellations (the restrictions on 1 million shares have lapsed). Generally, the restrictions on the restricted stock lapse according to one of the following schedules: (1) the restrictions on 100% of the restricted stock lapse at 3, 4 or 5 years, (2) the restrictions on 25% of the restricted stock lapse upon the third and sixth year anniversaries of the date of issuance with the remaining 50% of the restricted stock lapsing upon the associate’s attainment of age 62, or (3) the restrictions on 25% of the restricted stock lapse upon the third and sixth year anniversaries of the date of issuance with the remaining 50% of the restricted stock lapsing upon the earlier of the associate’s attainment of age 60 or the tenth anniversary date. The fair value of the restricted stock is expensed over the period during which the restrictions lapse. The Company recorded stock-based compensation expense related to restricted stock of $13 million and $8 million in the first quarter of fiscal 2006 and 2005, respectively.

The Company maintains two employee stock purchase plans (U.S. and non-U.S. plans). The plan for U.S. associates is a tax-qualified plan under Section 423 of the Internal Revenue Code. The non-U.S. plan is not a Section 423 plan. The ESPPs allow associates to purchase up to 152 million shares of common stock, of which 117 million shares (adjusted for stock splits) have been purchased from inception of the plans. The purchase price of shares under the ESPPs is equal to 85% of the stock’s fair market value on the last day of the purchase period. During the first quarter of fiscal 2006, there were no shares purchased under the ESPPs. Under the outstanding ESPPs as of April 30, 2006, employees have contributed $39 million to purchase shares at 85% of the stock’s fair market value on the last day (June 30, 2006) of the purchase period. The Company had 35 million shares available for issuance under the ESPPs at April 30, 2006.

In the first quarter of fiscal 2006 and 2005, there were 210,000 and 220,000 deferred stock units, respectively, granted under the Plans. Each deferred stock unit entitles the associate to one share of common stock to be received up to five years after the vesting date of the deferred stock unit, subject to certain deferral rights of the associate. The Company recorded stock-based compensation expense related to deferred stock units of $3 million and $2 million in the first quarter of fiscal 2006 and 2005, respectively.

As of April 30, 2006, there were 3 million non-qualified stock options and 1 million deferred stock units outstanding under non-qualified stock option and deferred stock unit plans that are not part of the Plans. During the first quarter of fiscal 2006 the Company did not grant any deferred stock units under the deferred stock unit plans that are not part of the Plans.

In total, the Company recorded stock-based compensation expense, including the expense of stock options, ESPPs, restricted stock and deferred stock units, of $77 million and $38 million, in the first quarter of fiscal 2006 and 2005, respectively.

The following table summarizes stock options outstanding at April 30, 2006 and changes during the quarter then ended:

	Number of Shares (Thousands)	Weighted Average Option Price	Weighted Average Remaining Life (Yrs.)	Aggregate Intrinsic Value (Millions)
Outstanding at January 29, 2006	84,032	$37.24
Granted	124	41.60
Exercised	(5,570)	29.23
Canceled	(2,034)	39.60
Outstanding at April 30, 2006	76,552	$37.77	6.3	$165

Exercisable at April 30, 2006	49,650	$38.87	5.4	$53
Vested and expected to vest at April 30, 2006	72,113

The total intrinsic value of stock options exercised during the quarter ended April 30, 2006 was $73 million.

The following table summarizes information regarding stock options outstanding at April 30, 2006 (shares in thousands):

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life (Yrs.)	Weighted Average Outstanding Option Price	Options Exercisable	Weighted Average Exercisable Option Price
$11.33 to 21.29	3,058	1.5	$17.98	3,058	$17.98
22.63 to 31.56	8,497	6.8	24.66	4,829	24.61
31.92 to 36.84	18,655	7.2	35.54	9,010	35.43
37.29 to 40.95	29,099	6.8	38.81	17,037	39.42
41.58 to 53.00	17,243	5.3	48.40	15,716	48.67
	76,552	6.3	$37.77	49,650	$38.87

The following table summarizes restricted stock outstanding at April 30, 2006 and changes during the quarter then ended (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 29, 2006	5,308	$35.76
Granted	5,804	42.84
Restrictions lapsed	(237)	28.42
Canceled	(288)	35.68
Outstanding at April 30, 2006	10,587	$39.81

7.  SEGMENT INFORMATION

The Company operates in two reportable business segments: Retail and Supply.  The Retail segment is principally engaged in the operation of retail stores located in the United States, Canada and Mexico.  The Supply segment distributes products and sells installation services to business-to-business customers, including home builders, professional contractors, municipalities and maintenance professionals.  The Company identifies segments based on how management makes operating decisions, assesses performance and allocates resources.  The first quarter of fiscal 2006 is the first period in which the Company began to report its results of operations in two segments.  This change is a result of the purchase of Hughes Supply, Inc., which significantly increased the size of Home Depot Supply and resulted in changes in the Company’s internal reporting and management structure.

The Retail segment includes The Home Depot stores, EXPO Design Center stores, The Home Depot Floor Stores and The Home Depot Landscape Supply.  The Retail segment also includes the Company’s retail services business and Home Depot Direct, the Company’s catalog and on-line sales business.

The Supply segment includes water and sewer, industrial fasteners, MRO, professional construction supply, plumbing and HVAC, interiors, lumber, electric utilities, industrial pipes, valves and fittings and electrical products distribution.

The Company measures the profit of its segments as “operating income,” which is defined as earnings before net interest expense and provision for income taxes.  The amounts under the caption “Eliminations/Other” in the following tables are unallocated corporate overhead as well as intersegment eliminations.  The following tables present Net Sales and other financial information by segment for the three months ended April 30, 2006 and May 1, 2005, respectively (amounts in millions):

	Three Months Ended April 30, 2006
			Eliminations/
	Retail	Supply	Other	Consolidated
Net Sales	$19,376	$2,132	$(47)	$21,461

Operating Income	$2,278	$149	$(5)	$2,422
Interest, net				(52)
Earnings before Provision for Income Taxes				$2,370

Depreciation and Amortization	$412	$35	$3	$450
Total Assets	$41,592	$9,253	$1,834	$52,679
Capital Expenditures	$659	$46	$—	$705
Payments for Businesses Acquired, net	$—	$3,330	$—	$3,330

	Three Months Ended May 1, 2005
			Eliminations/
	Retail	Supply	Other	Consolidated
Net Sales	$18,329	$657	$(13)	$18,973

Operating Income	$1,976	$28	$(5)	$1,999
Interest, net				(13)
Earnings Before Provision for Income Taxes				$1,986

Depreciation and Amortization	$352	$8	$1	$361
Total Assets	$38,937	$1,613	$1,520	$42,070
Capital Expenditures	$808	$13	$—	$821
Payments for Businesses Acquired, net	$—	$138	$—	$138

8.  SUBSEQUENT EVENT

In May 2006, the Company entered into a $2.0 billion accelerated share repurchase agreement with a financial institution pursuant to which the Company repurchased approximately 53 million shares of its common stock.  Under the agreement, the financial institution is expected to purchase an equivalent number of shares of the Company’s common stock in the open market.  The shares repurchased by the Company are subject to a future purchase price adjustment based upon the weighted average price of the Company’s common stock over an agreed period, subject to a specified collar.  Settlement is expected to occur in the third quarter of fiscal 2006 and can be made in cash or shares of the Company’s common stock at the Company’s election.

THE HOME DEPOT, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

The Home Depot, Inc.:

We have reviewed the Consolidated Balance Sheet of The Home Depot, Inc. and subsidiaries as of April 30, 2006, and the related Consolidated Statements of Earnings, Cash Flows and Comprehensive Income for the three-month periods ended April 30, 2006 and May 1, 2005.  These Consolidated Financial Statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheet of The Home Depot, Inc. and subsidiaries as of January 29, 2006, and the related Consolidated Statements of Earnings, Stockholders’ Equity and Comprehensive Income, and Cash Flows for the year then ended (not presented herein); and in our report dated March 22, 2006, except as to note 12 which is as of March 24, 2006, we expressed an unqualified opinion on those Consolidated Financial Statements.  In our opinion, the information set forth in the accompanying Consolidated Balance Sheet as of January 29, 2006, is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.

/s/ KPMG LLP

Atlanta, Georgia
May 30, 2006

THE HOME DEPOT, INC. AND SUBSIDIARIES

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements contained herein, including any statements related to Net Sales growth, impact of cannibalization, commodity price inflation and deflation, implementation of store initiatives, protection of intellectual property rights, Net Earnings performance, including depreciation expense, earnings per share, stock-based compensation expense, store openings and closures, capital allocation and expenditures, the effect of adopting certain accounting standards, return on invested capital, the growth of Home Depot Supply, our ability to successfully operate in a non-retail industry, management of our purchasing or customer credit policies, strategic direction and the demand for our products and services, constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on currently available information and are based on our current expectations and projections about future events. These statements are subject to risks and uncertainties that could cause actual results to differ materially from our historical experience and expectations. Some of the material risks and uncertainties that could cause actual results to differ materially from historical experience and expectations are described under “Risk Factors” in our Form 10-K for Fiscal 2005 as filed with the Securities Exchange Commission. Undue reliance should not be placed on the forward-looking statements contained herein as they speak only as of the date hereof and we undertake no obligation to update these forward-looking statements to reflect subsequent events or circumstances. Additional information regarding these and other risks and uncertainties is contained in the aforementioned Form 10-K and in our other periodic filings with the SEC.

EXECUTIVE SUMMARY AND SELECTED CONSOLIDATED STATEMENTS OF EARNINGS DATA

For the first quarter of fiscal 2006, we reported Net Earnings of $1.5 billion and Diluted Earnings per Share of $0.70 compared to Net Earnings of $1.2 billion and Diluted Earnings per Share of $0.57 for the first quarter of fiscal 2005.  Net Sales increased 13.1% to $21.5 billion for the first quarter of fiscal 2006 from $19.0 billion for the first quarter of fiscal 2005.  We also achieved a record gross profit margin of 33.7% and a record operating margin of 11.3% for the first quarter of fiscal 2006. These results were achieved through the continued execution of our strategy to enhance the core, extend the business and expand the market.

We enhanced our core retail business by continuing to introduce new and innovative merchandise that reflect emerging consumer trends, supported by continued investments in store modernization and technology.  These investments have resulted in improved performance measures, including average ticket, which increased 4.3% in the first quarter of fiscal 2006 to $60.75, a Company record.

We invested $705 million in capital expenditures during the first quarter of fiscal 2006 for store modernization and technology as well as for 23 new store openings. We further extended our business by growing our numerous installation and home maintenance programs serving our do-it-for-me customers through our stores.  Our retail services revenue increased 8.5% to $844 million in the first quarter of fiscal 2006.  We experienced sustained growth in categories such as countertops, windows, solar and exterior patios and doors.

We opened 23 new stores during the first quarter of fiscal 2006, including 4 relocations, bringing our total store count to 2,051.  As of the end of the first quarter of fiscal 2006, 197, or approximately 10%, of our stores were located in Canada or Mexico compared to 165 as of the end of the first quarter of fiscal 2005.

We have expanded our business by capturing a growing share of the professional residential, commercial and heavy construction markets, which operate under Home Depot Supply.  As part of this expansion in the first quarter of fiscal 2006, we acquired Hughes Supply, Inc., a leading distributor of construction and repair products.

We generated $3.9 billion of cash flow from operations in the first quarter of fiscal 2006. We used this cash flow to fund, in part, $705 million in capital expenditures, $3.3 billion for acquisitions and $872 million of dividends and share repurchases.

At the end of the first quarter of fiscal 2006, our long-term debt-to-equity ratio was 23.9%, reflecting the March 2006 issuance of $1.0 billion of 5.20% Senior Notes due March 1, 2011 and $3.0 billion of 5.40% Senior Notes due March 1, 2016. Our return on invested capital (computed on beginning long-term debt and equity for the trailing four quarters) was 24.2% compared to 22.0% for the first quarter of fiscal 2005, a 220 basis point improvement.

We believe the selected sales data, the percentage relationship between Net Sales and major categories in the Consolidated Statements of Earnings and the percentage change in the dollar amounts of each of the items presented as follows is important in evaluating the performance of our business operations.  We operate in two business segments and believe the information presented in our Management’s Discussion and Analysis of Results of Operations and Financial Condition provides an understanding of our business segments, our operations and our financial condition.

	% of Net Sales
	Three Months Ended		% Increase (Decrease) in Dollar Amounts
	April 30, 2006	May 1, 2005	2006 vs. 2005
NET SALES	100.0%	100.0%	13.1%

GROSS PROFIT	33.7	33.5	13.7

Operating Expenses:
Selling, General and Administrative	20.4	21.2	9.2
Depreciation and Amortization	2.0	1.8	23.9
Total Operating Expenses	22.4	23.0	10.3

OPERATING INCOME	11.3	10.5	21.2

Interest Income (Expense):
Interest and Investment Income	0.0	0.1	(21.4)
Interest Expense	(0.3)	(0.1)	133.3
Interest, net	(0.3)	(0.0)	300.0

EARNINGS BEFORE PROVISION FOR INCOME TAXES	11.0	10.5	19.3
Provision for Income Taxes	4.1	3.9	19.9
NET EARNINGS	6.9%	6.6%	19.0%

SELECTED SALES DATA(1)
Number of Customer Transactions (in millions)	322	320	0.6%
Average Ticket	$60.75	$58.25	4.3
Weighted Average Weekly Sales Per Operating Store (in thousands)	$736	$757	(2.8)
Weighted Average Sales per Square Foot	$364	$371	(1.9)%

(1)   Includes Retail segment only.

RESULTS OF OPERATIONS

We operate in two reportable business segments: Retail and Supply.  The Retail segment is principally engaged in the operation of retail stores located in the United States, Canada and Mexico.  The Supply segment distributes products and sells installation services to business-to-business customers, including home builders, professional contractors, municipalities and maintenance professionals.  We identify segments based on how management makes operating decisions, assesses performance and allocates resources.  The first quarter of fiscal 2006 is the first period in which we began to report our results of operations in two segments.  This change is a result of the purchase of Hughes Supply, Inc., which significantly increased the size of Home Depot Supply and resulted in changes in our internal reporting and management structure.

The Retail segment includes The Home Depot stores, EXPO Design Center stores, The Home Depot Floor Stores and The Home Depot Landscape Supply.  The Retail segment also includes our retail services business and Home Depot Direct, the Company’s catalog and on-line sales business.

The Supply segment includes water and sewer, industrial fasteners, maintenance, repair and operations supply, professional construction supply, plumbing and HVAC, interiors, lumber, electric utilities, industrial pipes, valves and fittings and electrical products distribution.

As we began reporting our results of operations in two segments in the first quarter of fiscal 2006 and operated as one segment in fiscal 2005, we are providing Net Sales and Operating Income information by segment for the first, second, third and fourth quarters of fiscal 2005 for informational purposes along with the results for the first quarter of fiscal 2006 (amounts in millions):

	Three Months Ended
	April 30, 2006	May 1, 2005	July 31, 2005	October 30, 2005	January 29, 2006

Net Sales
Retail	$19,376	$18,329	$21,495	$19,433	$17,765
Supply	2,132	657	821	1,362	1,774
Intersegment Eliminations	(47)	(13)	(11)	(51)	(50)
Consolidated Net Sales	$21,461	$18,973	$22,305	$20,744	$19,489

Operating Income
Retail	$2,278	$1,976	$2,789	$2,362	$1,931
Supply	149	28	59	113	119
Other	(5)	(5)	(5)	(2)	(2)
Consolidated Operating Income	$2,422	$1,999	$2,843	$2,473	$2,048

Total Net Sales for the first quarter of fiscal 2006 increased 13.1%, or $2.5 billion, to $21.5 billion from $19.0 billion for the first quarter of fiscal 2005.  Of the $2.5 billion increase, $1.0 billion came from our Retail segment and $1.5 billion came from our Supply segment.

In the first quarter of fiscal 2006, Net Sales for our Retail segment were $19.4 billion, a 5.7% increase over the first quarter of fiscal 2005.  Our Retail segment Net Sales growth for the first quarter of fiscal 2006 was primarily driven by sales from stores open less than one year.  Additionally, our average ticket, which increased 4.3% to a Company record $60.75, increased in all selling departments. For the first quarter of fiscal 2006, we experienced strong sales growth in our professional categories, including gypsum, insulation, concrete, wire, conduit, fasteners and pipes and fittings.  Kitchen and Bath sales growth was driven by in-store and on-line appliance sales as well as sales of countertop and bath installations.  This strength was offset in part due to softness in our seasonal and flooring categories.

In order to meet our customer service objectives, we strategically open stores near market areas served by existing stores (“cannibalize”) to enhance service levels, gain incremental sales and increase market penetration.  Our new stores cannibalized approximately 18% of our existing stores as of the first quarter of fiscal 2006.

The growth in Retail segment Net Sales for the first quarter of fiscal 2006 also reflects growth in retail services revenue, which increased 8.5% to $844 million from $778 million for the first quarter of fiscal 2005.  The growth in services revenue was driven by strength in a number of areas including countertops, windows, solar and exterior patios and doors, partially offset by weakness in flooring.  Our retail services programs focus primarily on providing products and services to our do-it-for-me customers.  Our services revenue is expected to benefit from the growing percentage of aging “baby-boomers” as they rely more heavily on installation services.

Net Sales for our Supply segment were $2.1 billion, an increase of 225% over the comparable period of fiscal 2005.  This increase is a result of both organic and acquisitive sales growth.  In the first quarter of fiscal 2006, we acquired sales of $483 million, including our acquisition of Hughes Supply, Inc.  Our Net Sales for the Supply segment businesses owned as of the end of the first quarter of fiscal 2005 increased 18% for the first quarter of fiscal 2006 over the comparable period of fiscal 2005.

We expect consolidated fiscal 2006 sales growth of 14% to 17% to be driven by organic sales growth and sales from newly acquired businesses, including Hughes Supply.  However, we believe that our sales performance has been, and could continue to be, negatively impacted by the level of competition that we encounter in various markets.  Due to the highly-fragmented U.S. home improvement and professional supply industry, in which we estimate our market share is approximately 11%, measuring the impact on our sales by our competitors is extremely difficult.

Total Gross Profit increased 13.7% to $7.2 billion for the first quarter of fiscal 2006 from $6.4 billion for the first quarter of fiscal 2005. Total Gross Profit as a percent of Net Sales increased 19 basis points to 33.7% for the first quarter of fiscal 2006, a first quarter record, compared to 33.5% for the first quarter of fiscal 2005.  Our gross profit margin was impacted by a number of factors during the first quarter of fiscal 2006.  We experienced solid growth in our Retail segment due to a higher penetration of higher margin products sold during the first quarter of fiscal 2006, retail commodity price changes, our merchandise-driven cost-out programs and the anniversary of $20 million of markdowns taken in connection with our fiscal 2005 decision to close 20 EXPO stores.  The gross profit margin for our Supply segment decreased approximately 400 basis points in the first quarter of fiscal 2006 compared to the same period last year due to a change in the mix of businesses owned during the year.  Supply segment businesses owned at the end of the first quarter of fiscal 2005 drove gross margin expansion of approximately 140 basis points in the first quarter of fiscal 2006 compared to the same period last year as we leveraged purchasing synergies throughout those companies.  The increased penetration of our Supply segment negatively impacted our total gross profit margin by 36 basis points for the first quarter of fiscal 2006.

Operating Expenses increased 10.3% to $4.8 billion for the first quarter of fiscal 2006 from $4.4 billion for the first quarter of fiscal 2005. Operating Expenses as a percent of Net Sales were 22.4% for the first quarter of fiscal 2006 compared to 23.0% for the first quarter of fiscal 2005, a decrease of 56 basis points.

Selling, General and Administrative Expense (“SG&A”) increased 9.2% to $4.4 billion for the first quarter of fiscal 2006 from $4.0 billion for the first quarter of fiscal 2005.  As a percent of Net Sales, SG&A was 20.4% for the first quarter of fiscal 2006 compared to 21.2% for the first quarter of fiscal 2005.  In both our Retail and Supply segments, we drove expense leverage in most of our major expense categories.  Additionally, in the first quarter of fiscal 2006, we experienced a reduction in SG&A as a result of lower workers’ compensation and general liability expense due to favorable loss experience resulting from certain process improvements.  SG&A also reflected benefits from our private label credit card.  Through our private label credit card we offer no interest/no payment programs.  For the first quarter of fiscal 2006, the penetration of our private label credit sales was 27% compared to 26% for the first quarter of fiscal 2005.

In the first quarter of fiscal 2005, we recorded an $86 million impairment charge to SG&A associated with the real estate of 20 EXPO stores that were closed. Additionally, in the first quarter of fiscal 2005, we recognized $43 million of income in SG&A for gift card breakage.  The first quarter of fiscal 2005 was the first period in which we recognized gift card breakage, and therefore, the amount recognized includes the breakage related to gift cards sold since the inception of our gift card program.  We recognized $7 million of income associated with gift card breakage in the first quarter of fiscal 2006.  Additionally, in conjunction with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), we recorded $26 million of stock compensation expense in the first quarter of fiscal 2006 related to the continued vesting of options granted prior to fiscal 2003.

Depreciation and Amortization increased 23.9% to $420 million for the first quarter of fiscal 2006 from $339 million for the first quarter of fiscal 2005.  Depreciation and Amortization as a percent of Net Sales was 2.0% for the first quarter of fiscal 2006 and 1.8% for the first quarter of fiscal 2005.  The increase as a percentage of Net Sales for the first quarter of fiscal 2006 was primarily due to the amortization of intangible assets acquired as part of our recent acquisitions and the depreciation of our investments in store modernization and technology.

In the first quarter of fiscal 2006, we recognized $52 million of net Interest Expense compared to $13 million in the first quarter of fiscal 2005. Net Interest Expense as a percent of Net Sales was 0.3% for the first quarter of fiscal 2006 and less than 0.1% for the first quarter of fiscal 2005. Interest Expense increased to $63 million for the first quarter of fiscal 2006 from $27 million for the first quarter of fiscal 2005 primarily due to additional interest incurred related to the March 2006 issuance of $1.0 billion of 5.20% Senior Notes and $3.0 billion of 5.40% Senior Notes and the August 2005 issuance of $1.0 billion of 4.625% Senior Notes.

Our combined federal and state effective income tax rate increased to 37.4% for the first quarter of fiscal 2006 from 37.2% for the comparable period of fiscal 2005.  The increase in our effective income tax rate was primarily due to the reversal of a deferred tax asset during the quarter.

Diluted Earnings per Share were $0.70 for the first quarter of fiscal 2006 compared to $0.57 for the first quarter of fiscal 2005.  Diluted Earnings per Share were favorably impacted for the first quarter of fiscal 2006 by the repurchase of shares of our common stock under our $12.0 billion repurchase authorization.  Since the inception of the program in 2002, we have repurchased 291 million shares of our common stock for a total of $10.3 billion.  As of April 30, 2006, we had $1.7 billion remaining under our authorized share repurchase program.  For fiscal year 2006, we estimate our Diluted Earnings per Share growth will be 10% to 14%.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operations provides us with a significant source of liquidity.  During the first quarter of fiscal 2006, Net Cash Provided by Operating Activities increased to $3.9 billion compared to $3.4 billion for the same period of fiscal 2005.  This increase was primarily a result of stronger Net Earnings and improvement in working capital in the first quarter of fiscal 2006.

Net Cash Used in Investing Activities for the first quarter of fiscal 2006 was $5.3 billion compared to $1.6 billion for the same period of fiscal 2005.  The increase in Net Cash Used in Investing Activities was primarily the result of an increase in Payments for Businesses Acquired of $3.2 billion as a result of our purchase of Hughes Supply, Inc. and an increase of $632 million for the net purchase of Short-Term Investments.

During the first quarter of fiscal 2006, financing activities provided $1.8 billion compared with $1.6 billion used for financing activities for the same period of fiscal 2005.  The increase in Net Cash Provided by (Used in) Financing Activities was primarily due to the March 2006 issuance of $1.0 billion of 5.20% Senior Notes and $3.0 billion of 5.40% Senior Notes and fewer share repurchases partially offset by the repayment of $900 million of Short-Term Debt outstanding under our commercial paper program and the repayment of $500 million of 5.375% Senior Notes due April 2006.

We have a commercial paper program that allows for borrowings up to a maximum of $2.5 billion.  In connection with the program, we have a back-up credit facility with a consortium of banks for borrowings up to $2.0 billion.  As of April 30, 2006, there were no borrowings outstanding under the program.    The credit facility, which expires in December 2010, contains various restrictive covenants, none of which is expected to impact our liquidity or capital resources.

As of the end of the first quarter of fiscal 2006, our long-term debt-to-equity ratio was 23.9% compared to 9.0% at the end of the first quarter of fiscal 2005.  The increase in our long-term debt-to-equity ratio reflects the March 2006 issuance of $1.0 billion of 5.20% Senior Notes and $3.0 billion of 5.40% Senior Notes and the August 2005 issuance of $1.0 billion of 4.625% Senior Notes, partially offset by the repayment of $500 million of 5.375% Senior Notes.

As of April 30, 2006, we had $2.6 billion in Cash and Short-Term Investments.  We believe that our current cash position and cash flow generated from operations should be sufficient to enable us to complete our capital expenditure programs and any required long-term debt payments through the next several fiscal years.  In addition, we have funds available from the $2.5 billion commercial paper program and the ability to obtain alternative sources of financing for future acquisitions and other requirements.

On May 17, 2006, the Board of Directors authorized an additional $2.0 billion in common stock repurchases for a total authorization of $14.0 billion. In conjunction with this additional authorization, we entered into a $2.0 billion accelerated share repurchase agreement with a financial institution pursuant to which we repurchased approximately 53 million shares of our common stock.  Under the agreement, the financial institution is expected to purchase an equivalent number of shares of our common stock in the open market.  The shares repurchased by us are subject to a future purchase price adjustment based upon the weighted average price of our common stock over an agreed period, subject to a specified collar.  Settlement is expected to occur in the third quarter of fiscal 2006 and can be made in cash or shares of common stock at our election.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R). This statement revises SFAS Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  SFAS 123(R) requires all public entities to recognize compensation expense for all share-based payments as measured by the fair value on the grant date over the requisite service period.

Effective February 3, 2003, we adopted the fair value method of recording stock-based compensation expense in accordance with SFAS 123.   We selected the prospective method of adoption as described in SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” and accordingly, stock-based compensation expense was recognized related to stock options granted, modified or settled and expense related to the Employee Stock Purchase Plan (“ESPP”) after the beginning of fiscal 2003. Effective February 3, 2006, we adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method.  Under the modified prospective transition method, we began expensing unvested options granted prior to fiscal 2003 in addition to continuing to recognize stock-based compensation expense for all share-based payments awarded since the adoption of SFAS 123 in fiscal 2003.  In conjunction with the adoption of SFAS 123(R), we recorded $26 million of stock compensation expense in the first quarter of fiscal 2006 related to the continued vesting of options granted prior to fiscal 2003.  We expect the fiscal 2006 impact of the adoption of SFAS 123(R) to result in total additional stock compensation expense of $40 million, inclusive of the $26 million recognized in the first quarter of fiscal 2006.  We do not expect SFAS 123(R) to have a material impact to our financial results in fiscal 2007 and beyond.  Results of prior periods have not been restated.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risks results primarily from fluctuations in interest rates.  There have been no material changes to our exposure to market risks from those disclosed in our Annual Report on Form 10-K for the year ended January 29, 2006.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the fiscal quarter ended April 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE HOME DEPOT, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Form 10-K for Fiscal 2005 as filed with the Securities Exchange Commission.  These risks could materially and adversely affect our business, financial condition and results of operations.  The risks described in our Form 10-K are not the only risks we face.  Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                 During the first quarter of fiscal 2006, the Company issued 2,860 deferred stock units under The Home Depot, Inc. NonEmployee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.  The deferred stock units were credited to the accounts of such nonemployee directors as a result of such directors having elected to receive board and committee fees in the form of deferred stock units instead of receiving such fees in cash as payment for board and committee meetings held during the first quarter of fiscal 2006.  The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.

During the first quarter of fiscal 2006, the Company credited 63,132 deferred stock units to participant accounts under The Home Depot FutureBuilder Restoration Plan pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following the termination of services as described in the plan.

(c)                                 Since fiscal 2002, the Company repurchased shares of its common stock having a value of approximately $10.3 billion. The number and average price of shares purchased in each fiscal month of the first quarter of fiscal 2006 are set forth in the table below:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 30, 2006 - February 26, 2006	3,637,505	$39.58	3,488,300	$2,149,858,594
February 27, 2006 - March 26, 2006	8,641,924	$41.90	8,539,400	$1,791,957,971
March 27, 2006 - April 30, 2006	1,756,459	$39.98	1,740,500	$1,722,352,870

(1)       These amounts include repurchases pursuant to the Company’s 1997 and 2005 Omnibus Stock Incentive Plans (the “Plans”). Under the Plans, participants may exercise stock options by surrendering shares of common stock that the participants already own as payment of the exercise price. Participants in the Plans may also surrender shares as payment of applicable tax withholding on the vesting of restricted stock and deferred share awards. Shares so surrendered by participants in the Plans are repurchased pursuant to the terms of the Plans and applicable award agreement and not pursuant to publicly announced share repurchase programs. For the quarter ended April 30, 2006, the following shares of The Home Depot common stock were surrendered by participants in the Plans and included in the total number of shares purchased: January 30, 2006 - February  26, 2006 - 149,205 shares at an average price per share of $41.07; February 27, 2006 - March 26, 2006 - 102,524 shares at an average price per share of $42.96; March 27, 2006 - April.30, 2006 -15,959 shares at an average price per share of $41.51.

(2)       The Company’s common stock repurchase program was initially announced on July 15, 2002. As of the beginning of the first quarter of fiscal 2006, the Board had approved purchases up to $11.0 billion. On February 23, 2006, the Board authorized an additional $1.0 billion in common stock repurchases for a total authorization of $12.0 billion at the end of the first quarter of 2006. On May 17, 2006, the Board authorized an additional $2.0 billion in common stock repurchases for a total authorization of $14.0 billion and approved the immediate repurchase of $2.0 billion through an accelerated share repurchase transaction.  The share repurchase program does not have a prescribed expiration date.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on May 25, 2006, shareholders of the Company elected the following nominees to the Board of Directors to serve a one-year term.  Votes cast were as follows:

Gregory D. Brenneman
For:	1,289,068,180
Withheld:	572,556,479

John L. Clendenin
For:	1,279,570,255
Withheld:	582,054,404

Claudio X. González
For:	1,193,403,910
Withheld:	668,220,750

Milledge A. Hart, III
For:	1,280,074,303
Withheld:	581,550,356

Bonnie G. Hill
For:	1,263,578,383
Withheld:	598,046,276

Laban P. Jackson, Jr.
For:	1,294,205,910
Withheld:	567,418,749

Lawrence R. Johnston
For:	1,272,409,714
Withheld:	589,214,945

Kenneth G. Langone
For:	1,264,971,624
Withheld:	596,653,035

Angelo R. Mozilo
For:	1,715,993,958
Withheld:	145,630,701

Robert L. Nardelli
For:	1,269,267,985
Withheld:	592,356,674

Thomas J. Ridge
For:	1,278,218,326
Withheld:	583,406,334

Shareholders ratified the appointment of KPMG LLP as the Company’s independent registered public accounting firm for fiscal 2006. Votes cast were as follows:

For:	1,815,052,235
Against:	27,983,600
Abstention:	18,588,824

Shareholders rejected a shareholder proposal regarding approval of the committee report.  Votes cast were as follows:

For:	551,110,720
Against:	817,773,414
Abstention:	99,574,488
Non-votes:	393,166,038

Shareholders rejected a shareholder proposal regarding employment diversity report disclosure. Votes cast were as follows:

For:	482,060,084
Against:	860,111,212
Abstention:	126,287,325
Non-votes:	393,166,038

Shareholders rejected a shareholder proposal regarding separation of chairman and CEO. Votes cast were as follows:

For:	588,608,576
Against:	856,864,957
Abstention:	22,985,088
Non-votes:	393,166,038

Shareholders supported a shareholder proposal regarding the method of voting for directors. Votes cast were as follows:

For:	805,803,485
Against:	632,823,840
Abstention:	29,831,297
Non-votes:	393,166,038

Shareholders rejected a shareholder proposal regarding retirement benefits. Votes cast were as follows:

For:	632,096,084
Against:	762,704,947
Abstention:	73,657,591
Non-votes:	393,166,038

Shareholders rejected a shareholder proposal regarding political contributions. Votes cast were as follows:

For:	453,568,417
Against:	880,812,521
Abstention:	134,077,683
Non-votes:	393,166,038

Shareholders rejected a shareholder proposal regarding governing documents.  Votes cast were as follows:

For:	608,669,882
Against:	767,365,255
Abstention:	92,423,484
Non-votes:	393,166,038

Shareholders rejected a shareholder proposal regarding political nonpartisanship. Votes cast were as follows:

For:	160,096,666
Against:	1,170,768,180
Abstention:	137,593,775
Non-votes:	393,166,038

Item 6.  Exhibits

15.1	Letter of KPMG LLP, Acknowledgement of Independent Registered Public Accounting Firm, dated May 30, 2006.

31.1	Certification of the Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HOME DEPOT, INC.
(Registrant)

	By:	/s/ ROBERT L. NARDELLI
Robert L. Nardelli
Chairman, President and
Chief Executive Officer

/s/ CAROL B. TOMÉ
Carol B. Tomé
Executive Vice President and
Chief Financial Officer
May 30, 2006
(Date)

THE HOME DEPOT, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit	Description

15.1	Letter of KPMG LLP, Acknowledgement of Independent Registered Public Accounting Firm, dated May 30, 2006.

31.1	Certification of the Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.