Form 10-Q
period 2006-07-30
HOME DEPOT INC
filed 2006-09-06
CIK 354950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2006

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

$0.05 par value 2,064,045,103 shares of common stock, as of August 25, 2006

THE HOME DEPOT, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(Amounts In Millions, Except Per Share Data)

	Three Months Ended		Six Months Ended
	July 30, 2006	July 31, 2005	July 30, 2006	July 31, 2005
NET SALES	$26,026	$22,305	$47,487	$41,278
Cost of Sales	17,646	14,896	31,879	27,514
GROSS PROFIT	8,380	7,409	15,608	13,764

Operating Expenses:
Selling, General and Administrative	4,755	4,217	9,141	8,234
Depreciation and Amortization	446	349	866	688
Total Operating Expenses	5,201	4,566	10,007	8,922

OPERATING INCOME	3,179	2,843	5,601	4,842

Interest Income (Expense):
Interest and Investment Income	6	23	17	37
Interest Expense	(104)	(43)	(167)	(70)
Interest, net	(98)	(20)	(150)	(33)

EARNINGS BEFORE PROVISION FOR INCOME TAXES	3,081	2,823	5,451	4,809
Provision for Income Taxes	1,219	1,055	2,105	1,794
NET EARNINGS	$1,862	$1,768	$3,346	$3,015

Weighted Average Common Shares	2,065	2,140	2,090	2,151
BASIC EARNINGS PER SHARE	$0.90	$0.83	$1.60	$1.40

Diluted Weighted Average Common Shares	2,072	2,150	2,097	2,161
DILUTED EARNINGS PER SHARE	$0.90	$0.82	$1.60	$1.40

Dividends Declared Per Share	$0.15	$0.10	$0.30	$0.20

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts In Millions, Except Per Share Data)

	July 30, 2006	January 29, 2006
ASSETS
Current Assets:
Cash and Cash Equivalents	$645	$793
Short-Term Investments	14	14
Receivables, net	3,566	2,396
Merchandise Inventories	13,641	11,401
Other Current Assets	944	742
Total Current Assets	18,810	15,346

Property and Equipment, at cost	33,056	31,530
Less Accumulated Depreciation and Amortization	7,416	6,629
Net Property and Equipment	25,640	24,901
Notes Receivable	344	348
Goodwill	6,013	3,286
Other Assets	962	601
Total Assets	$51,769	$44,482

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-Term Debt	$100	$900
Accounts Payable	9,432	6,032
Accrued Salaries and Related Expenses	1,209	1,176
Sales Taxes Payable	638	488
Deferred Revenue	1,872	1,757
Income Taxes Payable	511	388
Current Installments of Long-Term Debt	17	513
Other Accrued Expenses	2,107	1,647
Total Current Liabilities	15,886	12,901

Long-Term Debt, excluding current installments	6,660	2,672
Other Long-Term Liabilities	888	977
Deferred Income Taxes	1,110	1,023
Total Liabilities	24,544	17,573

STOCKHOLDERS’ EQUITY
Common Stock, par value $0.05; authorized: 10,000 shares; issued 2,415 shares at July 30, 2006 and 2,401 shares at January 29, 2006; outstanding 2,066 shares at July 30, 2006 and 2,124 shares at January 29, 2006	121	120
Paid-In Capital	7,534	7,149
Retained Earnings	31,661	28,943
Accumulated Other Comprehensive Income	403	409
Treasury Stock, at cost, 349 shares at July 30, 2006 and 277 shares at January 29, 2006	(12,494)	(9,712)
Total Stockholders’ Equity	27,225	26,909
Total Liabilities and Stockholders’ Equity	$51,769	$44,482

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts In Millions)

	Six Months Ended
	July 30, 2006	July 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$3,346	$3,015
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	932	729
Impairment Related to Disposition of EXPO Real Estate	—	80
Stock-Based Compensation Expense	146	81
Changes in Assets and Liabilities, net of the effects of acquisitions:
Increase in Receivables, net	(320)	(514)
Increase in Merchandise Inventories	(1,441)	(1,040)
Increase in Other Current Assets	(41)	(196)
Increase in Accounts Payable and Accrued Expenses	2,297	2,151
Increase in Deferred Revenue	114	216
Increase in Income Taxes Payable	124	240
Decrease in Deferred Income Taxes	(82)	(8)
Other	137	95
Net Cash Provided by Operating Activities	5,212	4,849

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(1,503)	(1,835)
Payments for Businesses Acquired, net	(3,811)	(846)
Proceeds from Sales of Property and Equipment	65	98
Purchases of Investments	(4,588)	(11,176)
Proceeds from Sales and Maturities of Investments	4,613	11,253
Net Cash Used in Investing Activities	(5,224)	(2,506)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of Short-Term Borrowings, net	(800)	—
Proceeds from Long-Term Borrowings, net of discount	3,984	—
Repayments of Long-Term Debt	(503)	(6)
Proceeds from Sale of Common Stock, net	236	190
Repurchase of Common Stock	(2,795)	(1,955)
Cash Dividends Paid to Stockholders	(628)	(431)
Other	347	97
Net Cash Used in Financing Activities	(159)	(2,105)

(Decrease) Increase in Cash and Cash Equivalents	(171)	238
Effect of Exchange Rate Changes on Cash and Cash Equivalents	23	(8)
Cash and Cash Equivalents at Beginning of Period	793	506
Cash and Cash Equivalents at End of Period	$645	$736

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts In Millions)

	Three Months Ended		Six Months Ended
	July 30, 2006	July 31, 2005	July 30, 2006	July 31, 2005
Net Earnings	$1,862	$1,768	$3,346	$3,015
Other Comprehensive (Loss) Income(1):
Foreign Currency Translation Adjustments	(54)	69	5	38
Interest Rate Hedge	1	—	(11)	—
Unrealized Loss on Investments	(1)	—	—	(2)
Total Other Comprehensive (Loss) Income	(54)	69	(6)	36
Comprehensive Income	$1,808	$1,837	$3,340	$3,051

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

Business

The Home Depot, Inc. and subsidiaries (the “Company”) operate The Home Depot stores, which are full-service, warehouse-style stores averaging approximately 105,000 square feet in size. The stores stock approximately 35,000 to 45,000 different kinds of building materials, home improvement supplies and lawn and garden products that are sold to do-it-yourself customers, do-it-for-me customers, home improvement contractors, tradespeople and building maintenance professionals.  The Company also operates EXPO Design Center stores (“EXPO”), The Home Depot Landscape Supply stores and The Home Depot Floor Stores.

Additionally, Home Depot Supply, through the Company’s wholly-owned subsidiaries, distributes products and sells installation services primarily to business-to-business customers, including home builders, professional contractors, municipalities and maintenance professionals.  Home Depot Supply includes water and sewer, industrial fasteners, maintenance, repair and operations supply (“MRO”), professional construction supply, plumbing and heating, ventilation and air conditioning (HVAC), interiors, lumber, electric utilities, industrial pipes, valves and fittings and electrical products distribution and related services.

The Company operates its business in two reportable segments, Retail and Supply.  See Note 7 for further information on the Company’s segments.

Services Revenue

Net Sales include services revenue generated through a variety of installation, home maintenance and professional service programs.  In these programs, the customer selects and purchases material for a project and the Company provides or arranges professional installation.  These programs are offered through the Company’s stores and certain Home Depot Supply locations.  Under certain programs, when the Company provides or arranges the installation of a project and the subcontractor provides material as part of the installation, both the material and labor are included in services revenue.  The Company recognizes this revenue when the service for the customer is complete.

All payments received prior to the completion of services are recorded in Deferred Revenue in the accompanying Consolidated Balance Sheets.  Retail services revenue, including the impact of Deferred Revenue, was $1.0 billion and $1.9 billion for the three and six months ended July 30, 2006, respectively, compared to $941 million and $1.7 billion for the three and six months ended July 31, 2005, respectively.

Valuation Reserves

As of the end of the second quarter of fiscal 2006 and the end of fiscal year 2005, the valuation allowances for Merchandise Inventories and uncollectible accounts receivable were not material.

Reclassifications

Certain amounts in the prior fiscal period have been reclassified to conform with the presentation adopted in the current fiscal period.

2.   BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES

The reconciliation of basic to diluted weighted average common shares is as follows (amounts in millions):

	Three Months Ended		Six Months Ended
	July 30, 2006	July 31, 2005	July 30, 2006	July 31, 2005
Weighted average common shares	2,065	2,140	2,090	2,151
Effect of potentially dilutive securities:
Stock Plans	7	10	7	10
Diluted weighted average common shares	2,072	2,150	2,097	2,161

Stock plans include shares granted under the Company’s employee stock purchase plans (“ESPP”) and stock incentive plans, as well as shares issued for deferred compensation stock plans.  Options to purchase 55.1 million and 33.1 million shares of common stock for the three months ended July 30, 2006 and July 31, 2005, respectively, were excluded from the computation of Diluted Earnings per Share because their effect would have been anti-dilutive.  Options to purchase 43.7 million and 35.9 million shares of common stock for the six months ended July 30, 2006 and July 31, 2005 respectively, were excluded from the computation of Diluted Earnings per Share because their effect would have been anti-dilutive.

3.  DISPOSITION OF INTEREST IN CERTAIN EXPO REAL ESTATE

During the first six months of fiscal 2005, the Company recorded $80 million in Selling, General and Administrative Expenses related to asset impairment charges associated with the closing of 20 EXPO stores. The Company remains contingently liable for future minimum lease payments related to the affected stores, for which the amounts are not material. Additionally, the Company recorded $24 million of expense in Cost of Sales in the first six months of fiscal 2005 related to inventory markdowns in these stores.

4.  ACCELERATED SHARE REPURCHASE

In May 2006, the Company entered into a $2.0 billion accelerated share repurchase agreement with a financial institution pursuant to which the Company repurchased approximately 53 million shares of its common stock.  Under the agreement, the financial institution purchased an equivalent number of shares of the Company’s common stock in the open market.  The shares repurchased by the Company were subject to a future purchase price adjustment based upon the weighted average price of the Company’s common stock over an agreed period, subject to a specified collar.

In August 2006, the Company settled the accelerated share repurchase executed in May 2006.  The Company elected settlement in cash and received $61 million from the financial institution.

5.  ACQUISITIONS

On June 2, 2006, the Company acquired Western Fasteners, a distributor of construction fasteners, power tools and accessories.  This acquisition operates under the Supply segment.

On May 31, 2006, the Company acquired Rice Planter Carpet, a provider of flooring design, sales and installation services to the home building industry.  This acquisition operates under the Supply segment.

On May 1, 2006, the Company acquired Home Decorators Collection, a direct marketing retailer of home décor merchandise through catalog and online sales.  This acquisition operates as part of Home Depot Direct under the Retail segment.

On May 1, 2006, the Company acquired Cox Lumber Company, a supplier of lumber and building materials to the home building industry.  This acquisition operates under the Supply segment.

On March 30, 2006, the Company acquired Hughes Supply, Inc., a leading distributor of construction, repair and maintenance products for an aggregate purchase price, including cash acquired, of $3.5 billion.  This acquisition operates under the Supply segment.

On February 8, 2006, the Company acquired CTF Supply, Inc., a distributor of industrial tools, fasteners and supplies.  This acquisition operates under the Supply segment.

The aggregate purchase price of these acquisitions, including Hughes Supply, Inc., was $4.0 billion.  They were accounted for under the purchase method of accounting and, accordingly, their results of operations have been consolidated in the Company’s financial statements since the date of acquisition.  Pro forma results of operations for the three and six months ended July 30, 2006 and July 31, 2005 would not be materially different as a result of these acquisitions and therefore are not presented.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the dates of acquisition for all acquisitions made during the first six months of fiscal 2006 (amounts in millions):

Cash	$206
Receivables	853
Inventories	804
Property and Equipment	207
Intangible Assets(1)	407
Goodwill	2,704
Other Assets	220
Total assets acquired	5,401

Current Liabilities	1,195
Other Liabilities	183
Total liabilities assumed	1,378
Net assets acquired	$4,023

(1)       Primarily customer relationships and tradenames which are included in Other Assets in the accompanying Consolidated Balance Sheets.

6.  EMPLOYEE STOCK PLANS

Effective February 3, 2003, the Company adopted the fair value method of recording stock-based compensation expense in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).   The Company selected the prospective method of adoption as described in SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” and accordingly, stock-based compensation expense was recognized for stock options granted, modified or settled and expense related to the ESPP after the beginning of fiscal 2003. Effective January 30, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition method.  Under the modified prospective transition method, the Company began expensing unvested options granted prior to fiscal 2003 in addition to continuing to recognize stock-based compensation expense for all share-based payments awarded since the adoption of SFAS 123 in fiscal 2003.  The Company expects the fiscal 2006 impact of the adoption of SFAS 123(R) to result in total additional stock compensation expense of $40 million, inclusive of the $36 million recognized in the first six months of fiscal 2006.  The Company does not expect SFAS 123(R) to have a material impact on its consolidated financial condition or results of operations in fiscal 2007 and beyond.  Results of prior periods have not been restated.

The per share weighted average fair value of stock options granted during the first six months of fiscal 2006 and 2005 was $12.28 and $12.75, respectively.  The fair value of stock options is determined on the date of grant using the Black-Scholes option-pricing model that uses various assumptions noted in the following table.  Expected volatility is based on historical volatility and other factors.  The Company uses historical data to estimate stock option exercise and forfeiture rates.  The expected term of the stock options granted represents the period of time that options are expected to be outstanding.  The risk-free rate is based on U.S. Treasury yields in effect at the time of the grant for the expected term of the stock options.

	Six Months Ended
	July 30, 2006	July 31, 2005
Risk-free interest rate	4.7%	4.3%
Assumed volatility	28.5%	33.7%
Assumed dividend yield	1.5%	1.1%
Assumed lives of options	5 years	5 years

The following table illustrates the effect on Net Earnings and Earnings per Share as if the Company had applied the fair value recognition provisions of SFAS 123(R) to all stock-based compensation in each period (amounts in millions, except per share data):

	Three Months Ended		Six Months Ended
	July 30, 2006	July 31, 2005	July 30, 2006	July 31, 2005
Net Earnings, as reported	$1,862	$1,768	$3,346	$3,015
Add: Stock-based employee compensation expense included in reported Net Earnings, net of related tax effects	42	27	90	51
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(42)	(47)	(90)	(97)
Pro forma net earnings	$1,862	$1,748	$3,346	$2,969

Earnings per Share:
Basic—as reported	$0.90	$0.83	$1.60	$1.40
Basic—pro forma	$0.90	$0.82	$1.60	$1.38
Diluted—as reported	$0.90	$0.82	$1.60	$1.40
Diluted—pro forma	$0.90	$0.81	$1.60	$1.37

The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan (“2005 Plan”) and The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan (“1997 Plan”) (collectively the “Plans”) provide that incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, performance shares, performance units, deferred shares and deferred stock units may be issued to selected associates, officers and directors of the Company. Under the 2005 Plan, the maximum number of shares of the Company’s common stock authorized for issuance is 255 million shares, with any award other than a stock option reducing the number of shares available for issuance by 2.11 shares. As of July 30, 2006, there were 237 million shares available for future grant under the 2005 Plan. No additional equity awards may be issued from the 1997 Plan since the adoption of the 2005 Plan on May 26, 2005.

Under the Plans, as of July 30, 2006, the Company had granted incentive and non-qualified stock options for 188 million shares, net of cancellations (of which 117 million have been exercised). Under the terms of the Plans, incentive stock options and non-qualified stock options are to be priced at the fair market value of the Company’s stock on the date of the grant, typically vest at the rate of 25% per year commencing on the first anniversary date of the grant and expire on the tenth anniversary date of the grant. The Company recognized $110 million and $61 million of stock-based compensation expense in the first six months of fiscal 2006 and 2005, respectively, related to stock options and the ESPP.

Under the Plans, as of July 30, 2006, the Company had issued 12 million shares of restricted stock, net of cancellations (the restrictions on 1 million shares have lapsed). Generally, the restrictions on the restricted stock lapse according to one of the following schedules: (1) the restrictions on 100% of the restricted stock lapse at 3, 4 or 5 years, (2) the restrictions on 25% of the restricted stock lapse upon the third and sixth year anniversaries of the date of issuance with the remaining 50% of the restricted stock lapsing upon the associate’s attainment of age 62, or (3) the restrictions on 25% of the restricted stock lapse upon the third and sixth year anniversaries of the date of issuance with the remaining 50% of the restricted stock lapsing upon the earlier of the associate’s attainment of age 60 or the tenth anniversary date. The fair value of the restricted stock is expensed over the period during which the restrictions lapse. The Company recorded stock-based compensation expense related to restricted stock of $31 million and $15 million in the first six months of fiscal 2006 and 2005, respectively.

In the first six months of fiscal 2006 and 2005, 320,000 and 240,000 deferred stock units, respectively, were granted under the Plans. Each deferred stock unit entitles the associate to one share of common stock to be received up to five years after the vesting date of the deferred stock unit, subject to certain deferral rights of the associate. The Company recorded stock-based compensation expense related to deferred stock units of $5 million in the first six months of fiscal 2006 and 2005.

As of July 30, 2006, there were 2.5 million non-qualified stock options and 1 million deferred stock units outstanding under non-qualified stock option and deferred stock unit plans that are not part of the Plans. During the first six months of fiscal 2006 the Company did not grant any non-qualified stock options or deferred stock units that are not part of the Plans.

The Company maintains two employee stock purchase plans (U.S. and non-U.S. plans). The plan for U.S. associates is a tax-qualified plan under Section 423 of the Internal Revenue Code. The non-U.S. plan is not a Section 423 plan. The ESPPs allow associates to purchase up to 152 million shares of common stock, of which 119 million shares have been purchased from inception of the plans. The purchase price of shares under the ESPPs is equal to 85% of the stock’s fair market value on the last day of the purchase period. During the first six months of fiscal 2006, there were 2 million shares purchased under the ESPPs at an average price of $30.42. Under the outstanding ESPPs as of July 30, 2006, employees have contributed $10 million to purchase shares at 85% of the stock’s fair market value on the last day (December 31, 2006) of the purchase period. The Company had 33 million shares available for issuance under the ESPPs at July 30, 2006.

In total, the Company recorded stock-based compensation expense, including the expense of stock options, ESPPs, restricted stock and deferred stock units, of $146 million and $81 million in the first six months of fiscal 2006 and 2005, respectively.

The following table summarizes stock options outstanding at July 30, 2006 and changes during the six months then ended:

	Number of Shares (Thousands)	Weighted Average Option Price	Weighted Average Remaining Life (Yrs.)	Aggregate Intrinsic Value (Millions)
Outstanding at January 29, 2006	84,032	$37.24
Granted	221	40.56
Exercised	(6,386)	29.01
Canceled	(3,901)	39.81
Outstanding at July 30, 2006	73,966	$37.83	6.1	$132

Exercisable at July 30, 2006	48,311	$38.93	5.1	$95
Vested and expected to vest at July 30, 2006	69,733

The total intrinsic value of stock options exercised during the first six months of fiscal 2006 was $82 million.

The following table summarizes information regarding stock options outstanding at July 30, 2006 (shares in thousands):

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life (Yrs.)	Weighted Average Outstanding Option Price	Options Exercisable	Weighted Average Exercisable Option Price
$ 11.33 to 21.29	2,880	1.2	$18.06	2,880	$18.06
22.63 to 31.56	8,045	6.5	24.66	4,540	24.66
31.92 to 36.84	17,978	7.0	35.54	8,854	35.44
37.29 to 40.95	28,372	6.5	38.83	16,879	39.44
41.58 to 53.00	16,691	5.0	48.34	15,158	48.64
	73,966	6.1	$37.83	48,311	$38.93

The following table summarizes restricted stock outstanding at July 30, 2006 and changes during the six months then ended (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 29, 2006	5,308	$35.76
Granted	6,401	42.60
Restrictions lapsed	(275)	29.02
Canceled	(463)	37.97
Outstanding at July 30, 2006	10,971	$39.83

7.  SEGMENT INFORMATION

The Company operates in two reportable business segments: Retail and Supply.  The Retail segment is principally engaged in the operation of retail stores located in the United States, Canada and Mexico.  The Supply segment distributes products and sells installation services to business-to-business customers, including home builders, professional contractors, municipalities and maintenance professionals.  The Company identifies segments based on how management makes operating decisions, assesses performance and allocates resources.  The first quarter of fiscal 2006 was the first period in which the Company began to report its results of operations in two segments.  This change is a result of the purchase of Hughes Supply, Inc., which significantly increased the size of Home Depot Supply and resulted in changes in the Company’s internal reporting and management structure.

The Retail segment includes The Home Depot stores, EXPO Design Center stores, The Home Depot Floor Stores and The Home Depot Landscape Supply.  The Retail segment also includes the Company’s retail services business and Home Depot Direct, the Company’s catalog and on-line sales business.

The Supply segment includes water and sewer, industrial fasteners, MRO, professional construction supply, plumbing and HVAC, interiors, lumber, electric utilities, industrial pipes, valves and fittings and electrical products distribution and related services.

The Company measures the profit of its segments as Operating Income, which is defined as earnings before net interest expense and provision for income taxes.  The amounts under the caption Eliminations/Other in the following tables are unallocated corporate overhead as well as intersegment eliminations.

Net Sales by segment for the three and six months ended July 30, 2006 and July 31, 2005, were as follows (amounts in millions):

	Three Months Ended		Six Months Ended
	July 30, 2006	July 31, 2005	July 30, 2006	July 31, 2005
Retail	$22,596	$21,495	$41,972	$39,824
Supply	3,492	821	5,624	1,478
Eliminations/Other	(62)	(11)	(109)	(24)
Net Sales	$26,026	$22,305	$47,487	$41,278

Operating Income by segment and the reconciliation to Earnings Before Provision for Income Taxes for the three and six months ended July 30, 2006 and July 31, 2005, were as follows (amounts in millions):

	Three Months Ended		Six Months Ended
	July 30, 2006	July 31, 2005	July 30, 2006	July 31, 2005
Retail	$2,920	$2,789	$5,198	$4,765
Supply	263	59	412	87
Eliminations/Other	(4)	(5)	(9)	(10)
Operating Income	3,179	2,843	5,601	4,842
Interest, net	(98)	(20)	(150)	(33)
Earnings Before Provision for Income Taxes	$3,081	$2,823	$5,451	$4,809

8.  OTHER MATTERS

The Securities and Exchange Commission has commenced an informal inquiry into the Company’s stock option practices, and the Office of the U.S. Attorney for the Southern District of New York has also requested information on this subject.  The Company has requested that the Board of Directors complete a review of the Company’s historical stock option practices.  The Board, through its Audit Committee, has commenced such review and has engaged outside counsel to assist in this matter. Although the Company cannot predict the outcome of this matter, it does not expect that such matter will have a material adverse effect on the Company’s consolidated financial position or results of operations.

THE HOME DEPOT, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

The Home Depot, Inc.:

We have reviewed the Consolidated Balance Sheet of The Home Depot, Inc. and subsidiaries as of July 30, 2006, and the related Consolidated Statements of Earnings and Comprehensive Income for the three-month and six-month periods ended July 30, 2006 and July 31, 2005, and the related Consolidated Statements of Cash Flows for the six-month periods ended July 30, 2006 and July 31, 2005.  These Consolidated Financial Statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheet of The Home Depot, Inc. and subsidiaries as of January 29, 2006, and the related Consolidated Statements of Earnings, Stockholders’ Equity and Comprehensive Income, and Cash Flows for the year then ended (not presented herein); and in our report dated March 22, 2006, except as to note 12 which is as of March 24, 2006, and note 13 which is as of June 21, 2006, we expressed an unqualified opinion on those Consolidated Financial Statements.  In our opinion, the information set forth in the accompanying Consolidated Balance Sheet as of January 29, 2006, is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.

/s/ KPMG LLP

Atlanta, Georgia
September 5, 2006

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements contained herein, including any statements related to Net Sales growth, comparable store sales,  impact of cannibalization, commodity price inflation and deflation, implementation of store initiatives, protection of intellectual property rights, Net Earnings performance, including Depreciation and Amortization expense, earnings per share, stock-based compensation expense, store openings and closures, capital allocation and expenditures, the effect of adopting certain accounting standards, margins, return on invested capital, the growth of Home Depot Supply, our ability to successfully operate in a non-retail industry, management of our purchasing or customer credit policies, strategic direction and the demand for our products and services, constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on currently available information and are based on our current expectations and projections about future events. These statements are subject to risks and uncertainties that could cause actual results to differ materially from our historical experience and expectations. Some of the material risks and uncertainties that could cause actual results to differ materially from historical experience and expectations are described under “Risk Factors” in our Form 10-K for fiscal 2005 as filed with the Securities Exchange Commission. Undue reliance should not be placed on the forward-looking statements contained herein as they speak only as of the date hereof and we undertake no obligation to update these forward-looking statements to reflect subsequent events or circumstances except as required by law. Additional information regarding these and other risks and uncertainties is contained in the aforementioned Form 10-K and in our other periodic filings with the SEC.

To provide clarity, internally and externally, about our operating performance in the most recent fiscal quarter, we supplemented the reporting of Diluted Earnings per Share with a non-GAAP measure, adjusted diluted earnings per share.  This supplemental information should not be considered in isolation or as a substitute for the GAAP measure of Diluted Earnings per Share.  We believe this non-GAAP measure provides management and investors with meaningful information that assists in clearly understanding and analyzing our earnings in the most recent fiscal quarter by excluding a one-time, non-recurring charge that is unrelated to the ongoing operation of our business.

EXECUTIVE SUMMARY AND SELECTED CONSOLIDATED STATEMENTS OF EARNINGS DATA

For the second quarter of fiscal 2006, we reported Net Earnings of $1.9 billion and Diluted Earnings per Share of $0.90 compared to Net Earnings of $1.8 billion and Diluted Earnings per Share of $0.82 for the second quarter of fiscal 2005. For the first six months of fiscal 2006, we reported Net Earnings of $3.3 billion and Diluted Earnings per Share of $1.60 compared to Net Earnings of $3.0 billion and Diluted Earnings per Share of $1.40 for the first six months of fiscal 2005. Net Sales increased 16.7% to $26.0 billion for the second quarter of fiscal 2006 from $22.3 billion for the second quarter of fiscal 2005. For the first six months of fiscal 2006, Net Sales increased 15.0% to $47.5 billion from $41.3 billion for the first six months of fiscal 2005. We also achieved a gross profit margin of 32.2% and an operating margin of 12.2% for the second quarter of fiscal 2006. For the first six months of fiscal 2006, we achieved a gross profit margin of 32.9% and an operating margin of 11.8%.  These results were achieved through the continued execution of our strategy to enhance the core, extend the business and expand the market.

During the second quarter of fiscal 2006, the Quebec National Assembly passed legislation that retroactively changed certain tax laws that subject our Company to additional tax and interest.  As a result, we received an assessment from Quebec for $57 million in retroactive tax and $12 million in related interest for the 2002 through 2005 taxable years.  Excluding this $0.03 per share one-time charge, Diluted Earnings per Share increased 13.4% to $0.93 compared to $0.82 for the comparable period of fiscal 2005.

We enhanced our core retail business by continuing to introduce new and innovative merchandise that reflects emerging consumer trends, supported by continued investments in store modernization and technology.  In the second quarter of fiscal 2006, we implemented a $30 million customer service incentive program for associates and stores who deliver improved customer service.  We invested $1.5 billion in capital expenditures during the first six months of fiscal 2006 primarily for store modernization and technology as well as for 30 new store openings.  These investments have contributed to improved performance measures, including average ticket, which increased 4.2% in the second quarter of fiscal 2006 to $59.98.  For the first six months of fiscal 2006, our average ticket was $60.34, an increase of 4.3% over the comparable period of fiscal 2005.

We further extended our business by growing our numerous installation and home maintenance programs serving our do-it-for-me customers through our stores.  Our retail services revenue increased 9.7% to $1.0 billion for the second quarter of fiscal 2006 and increased 9.1% to $1.9 billion for the first six months of fiscal 2006.  We experienced sustained growth in categories such as windows, countertops, roofing, and exterior patios.

We opened 30 new stores during the second quarter of fiscal 2006, including 2 relocations, bringing our total store count to 2,079. As of the end of the second quarter of fiscal 2006, 200, or approximately 10%, of our stores were located in Canada or Mexico compared to 170 as of the end of the second quarter of fiscal 2005.

We have expanded our business by capturing a growing share of the professional residential, commercial and heavy construction markets, through the growth of Home Depot Supply.  As part of this expansion, in the first quarter of fiscal 2006 we acquired Hughes Supply, Inc., a leading distributor of construction and repair products.

We generated $5.2 billion of cash flow from operations in the first six months of fiscal 2006. We used this cash flow, along with the net proceeds of additional borrowings, to fund $1.5 billion in capital expenditures, $3.8 billion in acquisitions and $3.4 billion of share repurchases and dividends.

At the end of the second quarter of fiscal 2006, our long-term debt-to-equity ratio was 24.5%, reflecting the March 2006 issuance of $1.0 billion of 5.20% Senior Notes due March 1, 2011 and $3.0 billion of 5.40% Senior Notes due March 1, 2016. Our return on invested capital (computed on beginning long-term debt and equity for the trailing four quarters) was 23.7% for the second quarter of fiscal 2006 compared to 23.0% for the second quarter of fiscal 2005, a 70 basis point improvement.

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

	% of Net Sales				% Increase (Decrease) in Dollar
	Three Months Ended		Six Months Ended		Amounts
	July 30, 2006	July 31, 2005	July 30, 2006	July 31, 2005	Three Months	Six Months
NET SALES	100.0%	100.0%	100.0%	100.0%	16.7%	15.0%

GROSS PROFIT	32.2	33.2	32.9	33.3	13.1	13.4

Operating Expenses:
Selling, General and Administrative	18.3	18.9	19.3	19.9	12.8	11.0
Depreciation and Amortization	1.7	1.6	1.8	1.7	27.8	25.9
Total Operating Expenses	20.0	20.5	21.1	21.6	13.9	12.2

OPERATING INCOME	12.2	12.7	11.8	11.7	11.8	15.7

Interest Income (Expense):
Interest and Investment Income	—	0.1	—	0.1	(73.9)	(54.1)
Interest Expense	(0.4)	(0.2)	(0.3)	(0.2)	141.9	138.6
Interest, net	(0.4)	(0.1)	(0.3)	(0.1)	390.0	354.5

EARNINGS BEFORE PROVISION FOR INCOME TAXES	11.8	12.6	11.5	11.6	9.1	13.3
Provision for Income Taxes	4.7	4.7	4.4	4.3	15.5	17.3
NET EARNINGS	7.1%	7.9%	7.1%	7.3%	5.3%	11.0%

SELECTED SALES DATA(1)
Number of Customer Transactions (in millions)	373	372	695	693	0.3%	0.3%
Average Ticket	$59.98	$57.54	$60.34	$57.87	4.2	4.3
Weighted Average Weekly Sales Per Operating Store (in thousands)	$833	$855	$785	$807	(2.6)	(2.7)
Weighted Average Sales per Square Foot	$411.50	$421.13	$387.79	$397.49	(2.3)	(2.4)
Retail Comparable Store Sales Increase (%)(2)	(0.2)%	3.4%	0.0%	2.6%	N/A	N/A

(1)  Includes Retail segment only.

(2)  Includes Net Sales at locations open greater than 12 months, including relocated and remodeled stores.  Retail stores become comparable on the Monday following their 365th day of operation.  Retail comparable store sales is intended only as supplemental information and is not a substitute for Net Sales or Net Earnings presented in accordance with generally accepted accounting principles.

RESULTS OF OPERATIONS

We operate in two reportable business segments: Retail and Supply.  The Retail segment is principally engaged in the operation of retail stores located in the United States, Canada and Mexico.  The Supply segment distributes products and sells installation services to business-to-business customers, including home builders, professional contractors, municipalities and maintenance professionals.  We identify segments based on how management makes operating decisions, assesses performance and allocates resources.  The first quarter of fiscal 2006 was the first period in which we began to report our results of operations in two segments.  This change is a result of the purchase of Hughes Supply, Inc., which significantly increased the size of Home Depot Supply and resulted in changes in our internal reporting and management structure.

The Retail segment includes The Home Depot stores, EXPO Design Center stores, The Home Depot Floor Stores and The Home Depot Landscape Supply.  The Retail segment also includes our retail services business and Home Depot Direct, our catalog and on-line sales business.

The Supply segment includes water and sewer, industrial fasteners, maintenance, repair and operations supply, professional construction supply, plumbing and heating, ventilation and air conditioning, interiors, lumber, electric utilities, industrial pipes, valves and fittings and electrical products distribution and related services.

Total Net Sales for the second quarter of fiscal 2006 increased 16.7%, or $3.7 billion, to $26.0 billion from $22.3 billion for the second quarter of fiscal 2005.  Of the $3.7 billion increase, $1.1 billion came from our Retail segment and $2.6 billion came from our Supply segment.  For the first six months of fiscal 2006, total Net Sales increased 15.0%, or $6.2 billion, to $47.5 billion from $41.3 billion for the comparable period in fiscal 2005.

In the second quarter of fiscal 2006, Net Sales for our Retail segment were $22.6 billion, a 5.1% increase over the second quarter of fiscal 2005.  For the first six months of fiscal 2006, Net Sales for our Retail segment were $42.0 billion, a 5.4% increase over the comparable period in fiscal 2005. Our Retail segment Net Sales growth for both periods was primarily driven by sales from stores open less than one year.  Our average ticket increased 4.2% to $59.98 for the second quarter of fiscal 2006 and 4.3% to $60.34 for the first six months of fiscal 2006, driven by continued strength in our repair and remodel business, as well as market share gains in key categories.  For the second quarter and first six months of fiscal 2006, we experienced strong sales growth in our Kitchen and Bath category as a result of in-store and on-line appliance sales driven by our merchandising assortment.  We also experienced strong sales growth in our professional categories, including building materials and electrical, as well as patio furniture.  This strength was offset in part due to softness in our lumber and flooring categories.

Retail comparable store sales decreased 0.2% for the second quarter of fiscal 2006 compared to an increase of 3.4% for the second quarter of fiscal 2005.  For the first six months of fiscal 2006 retail comparable store sales were flat compared to an increase of 2.6% for the same period of fiscal 2005.  Our retail comparable store sales growth reflects in part the impact of cannibalization.  In order to meet our customer service objectives, we strategically open stores near market areas served by existing stores (“cannibalize”) to enhance service levels, gain incremental sales and increase market penetration.  Our new stores cannibalized approximately 18% of our existing stores as of the second quarter of fiscal 2006, which had a negative impact to retail comparable store sales of 2.1%.

The growth in Retail segment Net Sales for the second quarter and first six months of fiscal 2006 also reflects growth in retail services revenue, which increased 9.7% to $1.0 billion from $941 million for the second quarter of fiscal 2005 and increased 9.1% to $1.9 billion from $1.7 billion for the first six months of fiscal 2005.  The growth in retail services revenue in both periods was driven by strength in a number of areas including windows, countertops, roofing and exterior patios, partially offset by weakness in flooring.  Our retail services programs focus primarily on providing products and services to our do-it-for-me customers.  Our services revenue is expected to benefit from the growing percentage of aging “baby-boomers” as they rely more heavily on installation services.

Net Sales for our Supply segment for the second quarter of fiscal 2006 were $3.5 billion, an increase of 325.3% over the second quarter of fiscal 2005.  For the first six months of fiscal 2006, Net Sales for our Supply segment were $5.6 billion, an increase of 280.5% over the comparable period of fiscal 2005.  The increase in both periods is a result of recent acquisitions and organic sales growth, including the impact of commodity price inflation.  Our Net Sales for the Supply segment businesses owned as of the end of the second quarter of fiscal 2005 increased approximately 12% in the second quarter of fiscal 2006 over the comparable period of fiscal 2005.

We believe that our sales performance has been, and could continue to be, negatively impacted by the level of competition that we encounter in various markets.  Due to the highly-fragmented U.S. home improvement and professional supply industry, in which we estimate our market share is approximately 11%, measuring the impact on our sales by our competitors is extremely difficult.

Total Gross Profit increased 13.1% to $8.4 billion for the second quarter of fiscal 2006 from $7.4 billion for the second quarter of fiscal 2005.  Total Gross Profit increased 13.4% to $15.6 billion for the first six months of fiscal 2006 from $13.8 billion for the first six months of fiscal 2005. Total Gross Profit as a percent of Net Sales decreased 102 basis points to 32.2% for the second quarter of fiscal 2006 compared to 33.2% for the second quarter of fiscal 2005.  For the first six months of fiscal 2006, Gross Profit as a percentage of Net Sales was 32.9% compared with 33.3% for the comparable period of fiscal 2005, a decrease of 47 basis points.  The decline in Gross Profit as a percent of Net Sales is due to a higher penetration of the lower margin Supply segment and a slight decline in the second quarter Retail segment Gross Profit rate.  The decline in the second quarter Retail segment Gross Profit rate reflects a changing mix of products sold primarily due to growth in appliance sales.

Operating Expenses increased 13.9% to $5.2 billion for the second quarter of fiscal 2006 from $4.6 billion for the second quarter of fiscal 2005.  For the first six months of fiscal 2006, Operating Expenses increased 12.2% to $10.0 billion from $8.9 billion for the comparable period of fiscal 2005.  Operating Expenses as a percent of Net Sales were 20.0% for the second quarter of fiscal 2006 compared to 20.5% for the second quarter of fiscal 2005, a decrease of 48 basis points.  Operating Expenses as a percent of Net Sales were 21.1% for the first six months of fiscal 2006 compared to 21.6% for the first six months of fiscal 2005.

Selling, General and Administrative Expense (“SG&A”) increased 12.8% to $4.8 billion for the second quarter of fiscal 2006 from $4.2 billion for the second quarter of fiscal 2005.  For the first six months of fiscal 2006, SG&A increased 11.0% to $9.1 billion from $8.2 billion for the first six months of fiscal 2005. As a percent of Net Sales, SG&A was 18.3% for the second quarter of fiscal 2006 compared to 18.9% for the second quarter of fiscal 2005.  For the first six months of fiscal 2006, SG&A as a percent of Net Sales was 19.3% compared to 19.9% for the same period last year.  Our ability to leverage total Company expenses in the second quarter of fiscal 2006 was due to the strong sales growth in our Supply segment as well as continued benefit arising from safety programs and other initiatives within the Retail segment.  SG&A also reflected benefits from our private label credit card.  Through our private label credit card we offer no interest/no payment programs.  For the second quarter and first six months of fiscal 2006, the penetration of our private label credit sales was 27% for both periods, as compared to penetration of 25% for the same periods of fiscal 2005.

In the first six months of fiscal 2005, we recorded $80 million of impairment charges to SG&A associated with the real estate of 20 EXPO stores that were closed.  Additionally, in the first six months of fiscal 2005, we recognized $45 million of income in SG&A for gift card breakage.  The first quarter of fiscal 2005 was the first period in which we recognized gift card breakage, and therefore, the amount recognized included the breakage related to gift cards sold since the inception of our gift card program.  We recognized $15 million of income associated with gift card breakage in the first six months of fiscal 2006.  Additionally, in conjunction with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), we recorded $36 million of stock compensation expense in the first six months of fiscal 2006 related to the continued vesting of options granted prior to fiscal 2003.

Depreciation and Amortization increased 27.8% to $446 million for the second quarter of fiscal 2006 from $349 million for the second quarter of fiscal 2005.  For the first six months of fiscal 2006, Depreciation and Amortization increased 25.9% to $866 million from $688 million for the same period of fiscal 2005.  Depreciation and Amortization as a percent of Net Sales was 1.7% for the second quarter of fiscal 2006 compared to 1.6% for the second quarter of fiscal 2005, and was 1.8% for the first six months of fiscal 2006 compared to 1.7% for the same period in fiscal 2005.  The increase as a percentage of Net Sales in both periods was primarily due to the amortization of intangible assets acquired as part of our recent acquisitions and the depreciation of our investments in store modernization and technology.

In the second quarter of fiscal 2006, we recognized $98 million of net Interest Expense compared to $20 million in the second quarter of fiscal 2005.  Interest Expense increased to $104 million for the second quarter of fiscal 2006 from $43 million for the second quarter of fiscal 2005 primarily due to additional interest incurred related to the March 2006 issuance of $1.0 billion of 5.20% Senior Notes and $3.0 billion of 5.40% Senior Notes and the August 2005 issuance of $1.0 billion of 4.625% Senior Notes, as well as $12 million of interest related to the Quebec tax assessment.

Our combined federal and state effective income tax rate increased to 38.6% for the first six months of fiscal 2006 from 37.3% for the comparable period of fiscal 2005.  The increase in our effective income tax rate was primarily due to the impact of the Quebec tax assessment.

Diluted Earnings per Share were $0.90 and $1.60 for the second quarter and first six months of fiscal 2006 compared to $0.82 and $1.40 for the second quarter and first six months of fiscal 2005, respectively.  Excluding the $0.03 per share one-time Quebec tax charge, Diluted Earnings per Share increased 13.4% to $0.93 compared to $0.82 for the comparable period of fiscal 2005.  Diluted Earnings per Share were favorably impacted for the second quarter of fiscal 2006 by the repurchase of shares of our common stock under our $14.0 billion repurchase authorization.  Since the inception of the program in 2002, we have repurchased 349 million shares of our common stock for a total of $12.5 billion, including $2.0 billion in the second quarter of 2006 through an accelerated share repurchase.  As of July 30, 2006, we had $1.5 billion remaining under our authorized share repurchase program.  On August 24, 2006, an additional $3.5 billion of common stock repurchases was authorized, bringing the remaining authorized under our share repurchased program to $5.0 billion.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operations provides us with a significant source of liquidity.  During the first six months of fiscal 2006, Net Cash Provided by Operating Activities increased to $5.2 billion compared to $4.8 billion for the same period of fiscal 2005.  This increase was primarily a result of stronger Net Earnings.

Net Cash Used in Investing Activities for the first six months of fiscal 2006 was $5.2 billion compared to $2.5 billion for the same period of fiscal 2005.  The increase in Net Cash Used in Investing Activities was primarily the result of an increase in Payments for Businesses Acquired of $3.0 billion as a result of our purchase of Hughes Supply, Inc., partially offset by a decrease of $332 million in Capital Expenditures.

During the first six months of fiscal 2006, Net Cash Used in Financing Activities was $159 million compared with $2.1 billion for the same period of fiscal 2005.  The decrease in Net Cash Used in Financing Activities was primarily due to the March 2006 issuance of $1.0 billion of 5.20% Senior Notes and $3.0 billion of 5.40% Senior Notes, partially offset by an $840 million increase in the repurchase of shares of our common stock, the repayment of $800 million of Short-Term Debt outstanding under our commercial paper program and the repayment of $500 million of 5.375% Senior Notes due April 2006.

We have a commercial paper program that allows for borrowings up to a maximum of $2.5 billion.  In connection with the program, we have a back-up credit facility with a consortium of banks for borrowings up to $2.0 billion.  As of July 30, 2006, there was $100 million outstanding under the program.    The credit facility, which expires in December 2010, contains various restrictive covenants, none of which is expected to impact our liquidity or capital resources.  In June 2006, we filed a shelf registration statement with the Securities and Exchange Commission for the future issuance of debt securities.

As of the end of the second quarter of fiscal 2006, our long-term debt-to-equity ratio was 24.5% reflecting the March 2006 issuance of $1.0 billion of 5.20% Senior Notes and $3.0 billion of 5.40% Senior Notes and the August 2005 issuance of $1.0 billion of 4.625% Senior Notes, partially offset by the April 2006 repayment of $500 million of 5.375% Senior Notes.

As of July 30, 2006, we had $659 million in Cash and Short-Term Investments.  We believe that our current cash position and cash flow generated from future operations should be sufficient to enable us to complete our capital expenditure programs and any required long-term debt payments for the foreseeable future.  In addition, we have funds available from the $2.5 billion commercial paper program and the ability to obtain alternative sources of financing.

On May 17, 2006, the Board of Directors authorized an additional $2.0 billion in common stock repurchases for a total authorization of $14.0 billion. In conjunction with this additional authorization, we entered into a $2.0 billion accelerated share repurchase agreement with a financial institution pursuant to which we repurchased approximately 53 million shares of our common stock.  Under the agreement, the financial institution purchased an equivalent number of shares of our common stock in the open market.  The shares repurchased by us were subject to a future purchase price adjustment based upon the weighted average price of our common stock over an agreed period, subject to a specified collar.

In August 2006, we settled the accelerated share repurchase executed in May 2006.  We elected settlement in cash and received $61 million from the financial institution.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainties in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 becomes effective for fiscal years beginning after December 15, 2006, and will therefore be effective for The Home Depot in fiscal 2007.  The Company is currently assessing the impact of FIN 48 on its consolidated financial statements.

In December 2004, the FASB issued SFAS 123(R). This statement revises SFAS Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123(R) requires all public entities to recognize compensation expense for all share-based payments as measured by the fair value on the grant date over the requisite service period.  Effective February 3, 2003, we adopted the fair value method of recording stock-based compensation expense in accordance with SFAS 123.   We selected the prospective method of adoption as described in SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” and accordingly, we recognized stock-based compensation expense related to stock options granted, modified or settled and expense related to the Employee Stock Purchase Plan (“ESPP”) after the beginning of fiscal 2003. Effective February 3, 2006, we adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method.  Under the modified prospective transition method, we began expensing unvested options granted prior to fiscal 2003 in addition to continuing to recognize stock-based compensation expense for all share-based payments awarded since the adoption of SFAS 123 in fiscal 2003.  We expect the fiscal 2006 impact of the adoption of SFAS 123(R) to result in total additional stock compensation expense of $40 million, inclusive of $36 million recognized in the first six months of fiscal 2006.  We do not expect SFAS 123(R) to have a material impact to our financial results in fiscal 2007 and beyond.  Results of prior periods have not been restated.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the fiscal quarter ended July 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

In the second fiscal quarter of 2006, the following actions were filed against the Company and, in some cases, against certain of its current and former officers and directors as described below. Although the Company cannot predict their outcome, it does not expect that these actions, individually or together, will have a material adverse effect on the Company’s consolidated financial position or results of operations.

Six purported, but as yet uncertified, class actions were filed against the Company and certain of its current and former officers and directors in the U.S. District Court for the Northern District of Georgia in Atlanta, alleging certain misrepresentations in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder in connection with the Company’s return-to-vendor practices.  These actions were filed by certain current and former shareholders of the Company.  Relief sought in these actions includes unspecified damages and costs and attorney fees. The Company believes that these actions are without merit and intends to defend them vigorously.

Two purported, but as yet uncertified, class actions were filed against the Company, The Home Depot Futurebuilder Administrative Committee and certain of the Company’s current and former directors in federal court in Brooklyn, New York alleging breach of fiduciary duty in violation of the Employee Retirement Income Security Act of 1974 in connection with the Company’s return-to-vendor and stock option practices.  These actions were brought by certain former employees of the Company and seek unspecified damages, costs, attorney fees and equitable and injunctive relief. The Company believes these actions are without merit and intends to defend them vigorously.

Five shareholder derivative actions were filed nominally on behalf of the Company against certain current and former officers and directors in the Superior Court of Fulton County, Georgia, alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment in connection with the Company’s return-to-vendor, stock option and compensation practices.  These actions were filed by certain shareholders of the Company.  Relief sought in each action includes unspecified damages, injunctive relief, disgorgement of profits, benefits and compensation obtained by the defendants and costs and attorneys fees.

The Company is a party to various other legal proceedings arising in the ordinary course of its business, but management does not believe that such legal proceedings will have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Securities and Exchange Commission has commenced an informal inquiry into the Company’s stock option practices, and the Office of the U.S. Attorney for the Southern District of New York has also requested information on this subject.  As previously disclosed, the Company has requested that the Board of Directors complete a review of the Company’s historical stock option practices.  The Board, through its Audit Committee, has commenced such review and has engaged outside counsel to assist in this matter. Although the Company cannot predict the outcome of this matter, it does not expect that such matter will have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                 During the second quarter of fiscal 2006, the Company issued 14,057 deferred stock units under The Home Depot, Inc. NonEmployee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.  The deferred stock units were credited to the accounts of such nonemployee directors as a result of such directors having elected to receive board and committee fees in the form of deferred stock units instead of receiving such fees in cash as payment for board and committee meetings held during the second quarter of fiscal 2006.  The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.

During the second quarter of fiscal 2006, the Company credited 641 deferred stock units to participant accounts under The Home Depot FutureBuilder Restoration Plan pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following the termination of services as described in this plan.

(c)                                 Since fiscal 2002, the Company repurchased shares of its common stock having a value of approximately $12.5 billion. The number and average price of shares purchased in each fiscal month of the second quarter of fiscal 2006 are set forth in the table below:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
May 1, 2006 – May 28, 2006	55,079,834	$38.20	55,067,732	$1,617,923,203
May 29, 2006 – June 25, 2006	3,009,346	$37.26	3,007,600	$1,505,793,208
June 26, 2006 – July 30, 2006	68	$34.49	—	$1,505,793,208

(1)       These amounts include repurchases pursuant to the Company’s 1997 and 2005 Omnibus Stock Incentive Plans (the “Plans”). Under the Plans, participants may exercise stock options by surrendering shares of common stock that the participants already own as payment of the exercise price. Participants in the Plans may also surrender shares as payment of applicable tax withholding on the vesting of restricted stock and deferred share awards. Shares so surrendered by participants in the Plans are repurchased pursuant to the terms of the Plans and applicable award agreement and not pursuant to publicly announced share repurchase programs. For the quarter ended July 30, 2006, the following shares of The Home Depot common stock were surrendered by participants in the Plans and included in the total number of shares purchased: May 1, 2006 – May 28, 2006 – 12,102 shares at an average price per share of $37.85; May 29, 2006 – June 25, 2006 - 1,746 shares at an average price per share of $36.97; and June 26, 2006 - July30, 2006 - 68 shares at an average price per share of $34.49.    Subsequent to the end of the second quarter of fiscal 2006, the Company settled the accelerated share repurchase transaction executed on May 17, 2006.  The Company elected settlement in cash and received $61 million.  The Average Price Paid Per Share for the period from May 1, 2006 – May 28, 2006 was $37.09 including the $61 million reduction upon settlement.

(2)       The Company’s common stock repurchase program was initially announced on July 15, 2002. As of the beginning of the second quarter of fiscal 2006, the Board had approved purchases up to $12.0 billion.  On May 17, 2006, the Board authorized an additional $2.0 billion in common stock repurchases for a total authorization of $14.0 billion and approved the immediate repurchase of $2.0 billion through an accelerated share repurchase transaction.  On August 24, 2006, the Board authorized an additional $3.5 billion in common stock repurchases for a total authorization of $17.5 billion.  The share repurchase program does not have a prescribed expiration date.

Item 6.  Exhibits

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

15.1	Letter of KPMG LLP, Acknowledgement of Independent Registered Public Accounting Firm, dated September 5, 2006.

31.1	Certification of the Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HOME DEPOT, INC.
(Registrant)

	By:	/s/ ROBERT L. NARDELLI
Robert L. Nardelli
Chairman, President and
Chief Executive Officer

/s/ CAROL B. TOMÉ
Carol B. Tomé
Executive Vice President and
Chief Financial Officer
September 6, 2006
(Date)

INDEX TO EXHIBITS

Exhibit	Description

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

15.1	Letter of KPMG LLP, Acknowledgement of Independent Registered Public Accounting Firm, dated September 5, 2006.

31.1	Certification of the Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.