Form 10-Q
period 2006-10-29
HOME DEPOT INC
filed 2006-12-06
CIK 354950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2006

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

$0.05 par value 2,040,871,165 shares of common stock, as of December 1, 2006

THE HOME DEPOT, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(Amounts In Millions, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	October 29, 2006	October 30, 2005	October 29, 2006	October 30, 2005
NET SALES	$23,085	$20,744	$70,572	$62,022
Cost of Sales	15,548	13,781	47,427	41,295
GROSS PROFIT	7,537	6,963	23,145	20,727

Operating Expenses:
Selling, General and Administrative	4,613	4,119	13,754	12,353
Depreciation and Amortization	454	371	1,320	1,059
Total Operating Expenses	5,067	4,490	15,074	13,412

OPERATING INCOME	2,470	2,473	8,071	7,315

Interest Income (Expense):
Interest and Investment Income	6	17	23	54
Interest Expense	(98)	(38)	(265)	(108)
Interest, net	(92)	(21)	(242)	(54)

EARNINGS BEFORE PROVISION FOR INCOME TAXES	2,378	2,452	7,829	7,261
Provision for Income Taxes	888	914	2,993	2,708
NET EARNINGS	$1,490	$1,538	$4,836	$4,553

Weighted Average Common Shares	2,043	2,130	2,074	2,145
BASIC EARNINGS PER SHARE	$0.73	$0.72	$2.33	$2.12

Diluted Weighted Average Common Shares	2,050	2,138	2,081	2,154
DILUTED EARNINGS PER SHARE	$0.73	$0.72	$2.32	$2.11

Dividends Declared Per Share	$0.225	$0.100	$0.525	$0.300

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts In Millions, Except Per Share Data)

	October 29, 2006	January 29, 2006
ASSETS
Current Assets:
Cash and Cash Equivalents	$603	$793
Short-Term Investments	14	14
Receivables	3,593	2,396
Merchandise Inventories	13,707	11,401
Other Current Assets	923	742
Total Current Assets	18,840	15,346

Property and Equipment, at cost	33,721	31,530
Less Accumulated Depreciation and Amortization	7,528	6,629
Net Property and Equipment	26,193	24,901
Notes Receivable	344	348
Goodwill	6,173	3,286
Other Assets	1,078	601
Total Assets	$52,628	$44,482

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-Term Debt	$1,469	$900
Accounts Payable	8,670	6,032
Accrued Salaries and Related Expenses	1,323	1,176
Sales Taxes Payable	550	488
Deferred Revenue	1,689	1,757
Income Taxes Payable	380	388
Current Installments of Long-Term Debt	17	513
Other Accrued Expenses	2,030	1,647
Total Current Liabilities	16,128	12,901

Long-Term Debt, excluding current installments	6,671	2,672
Other Long-Term Liabilities	896	977
Deferred Income Taxes	1,175	1,023
Total Liabilities	24,870	17,573

STOCKHOLDERS’ EQUITY
Common Stock, par value $0.05; authorized: 10,000 shares; issued 2,416 shares at October 29, 2006 and 2,401 shares at January 29, 2006; outstanding 2,044 shares at October 29, 2006 and 2,124 shares at January 29, 2006	121	120
Paid-In Capital	7,608	7,149
Retained Earnings	32,843	28,943
Accumulated Other Comprehensive Income	448	409
Treasury Stock, at cost, 372 shares at October 29, 2006 and 277 shares at January 29, 2006	(13,262)	(9,712)
Total Stockholders’ Equity	27,758	26,909
Total Liabilities and Stockholders’ Equity	$52,628	$44,482

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts In Millions)

	Nine Months Ended
	October 29, 2006	October 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$4,836	$4,553
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,424	1,134
Impairment Related to Disposition of EXPO Real Estate	—	85
Stock-Based Compensation Expense	204	131
Changes in Assets and Liabilities, net of the effects of acquisitions:
Increase in Receivables	(275)	(547)
Increase in Merchandise Inventories	(1,441)	(1,660)
Increase in Other Current Assets	(13)	(52)
Increase in Accounts Payable and Accrued Expenses	1,397	2,218
(Decrease) Increase in Deferred Revenue	(71)	212
(Decrease) Increase in Income Taxes Payable	(13)	194
Decrease in Deferred Income Taxes	(16)	(277)
Other	172	142
Net Cash Provided by Operating Activities	6,204	6,133

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(2,510)	(2,853)
Payments for Businesses Acquired, net	(4,158)	(2,251)
Proceeds from Sales of Property and Equipment	89	125
Purchases of Investments	(5,118)	(16,683)
Proceeds from Sales and Maturities of Investments	5,142	17,869
Net Cash Used in Investing Activities	(6,555)	(3,793)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Short-Term Borrowings, net	569	—
Proceeds from Long-Term Borrowings, net of discount	3,984	995
Repayments of Long-Term Debt	(506)	(21)
Proceeds from Sale of Common Stock	260	267
Repurchase of Common Stock	(3,549)	(2,804)
Cash Dividends Paid to Stockholders	(936)	(645)
Other	330	277
Net Cash Provided by (Used in) Financing Activities	152	(1,931)

(Decrease) Increase in Cash and Cash Equivalents	(199)	409
Effect of Exchange Rate Changes on Cash and Cash Equivalents	9	(10)
Cash and Cash Equivalents at Beginning of Period	793	506
Cash and Cash Equivalents at End of Period	$603	$905

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts In Millions)

	Three Months Ended		Nine Months Ended
	October 29, 2006	October 30, 2005	October 29, 2006	October 30, 2005
Net Earnings	$1,490	$1,538	$4,836	$4,553
Other Comprehensive Income:
Foreign Currency Translation Adjustments	42	74	47	112
Interest Rate Hedge(1)	2	—	(9)	—
Unrealized Gain (Loss) on Investments(1)	1	—	1	(2)
Total Other Comprehensive Income	45	74	39	110
Comprehensive Income	$1,535	$1,612	$4,875	$4,663

(1)  Components of comprehensive income are reported net of related taxes.

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 29, 2006, as filed with the Securities and Exchange Commission (File No. 1-8207).

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

Additionally, HD Supply, through the Company’s wholly-owned subsidiaries, distributes products and sells installation services primarily to business-to-business customers, including home builders, professional contractors, municipalities and maintenance professionals.  HD Supply consists of four major platforms: 1) infrastructure, including waterworks and utilities; 2) construction, including construction supply, lumber and building materials, electrical, plumbing/HVAC and interiors; 3) maintenance, including facilities maintenance and industrial PVF; and 4) repair and remodel.

The Company operates its business in two reportable segments, Retail and HD Supply.  See Note 7 for further information on the Company’s segments.

Services Revenue

Net Sales include services revenue generated through a variety of installation, home maintenance and professional service programs.  In these programs, the customer selects and purchases material for a project and the Company provides or arranges professional installation.  These programs are offered through the Company’s stores and certain HD Supply locations.  Under certain programs, when the Company provides or arranges the installation of a project and the subcontractor provides material as part of the installation, both the material and labor are included in services revenue.  The Company recognizes this revenue when the service for the customer is complete.

All payments received prior to the completion of services are recorded in Deferred Revenue in the accompanying Consolidated Balance Sheets.  Retail services revenue, including the impact of Deferred Revenue, was $1.0 billion and $2.9 billion for the three and nine months ended October 29, 2006, respectively, compared to $930 million and $2.6 billion for the three and nine months ended October 30, 2005, respectively.

Valuation Reserves

As of the end of the third quarter of fiscal 2006 and the end of fiscal year 2005, the valuation allowances for Merchandise Inventories and uncollectible accounts receivable were not material.

Reclassifications

Certain amounts in the prior fiscal period have been reclassified to conform with the presentation adopted in the current fiscal period.

2.   BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES

The reconciliation of basic to diluted weighted average common shares is as follows (amounts in millions):

	Three Months Ended		Nine Months Ended
	October 29, 2006	October 30, 2005	October 29, 2006	October 30, 2005
Weighted average common shares	2,043	2,130	2,074	2,145
Effect of potentially dilutive securities:
Stock Plans	7	8	7	9
Diluted weighted average common shares	2,050	2,138	2,081	2,154

Stock plans include shares granted under the Company's employee stock purchase plans (“ESPP”) and stock incentive plans, as well as shares issued for deferred compensation stock plans.  Options to purchase 55.1 million and 59.6 million shares of common stock for the three months ended October 29, 2006 and October 30, 2005, respectively, were excluded from the computation of Diluted Earnings per Share because their effect would have been anti-dilutive.  Options to purchase 47.5 million and 62.4 million shares of common stock for the nine months ended October 29, 2006 and October 30, 2005, respectively, were excluded from the computation of Diluted Earnings per Share because their effect would have been anti-dilutive.

3.  DISPOSITION OF INTEREST IN CERTAIN EXPO REAL ESTATE

During the first nine months of fiscal 2005, the Company recorded $91 million in Selling, General and Administrative Expenses related to asset impairment charges and on-going lease obligations associated with the closing of 20 EXPO stores. Additionally, the Company recorded $24 million of expense in Cost of Sales in the first nine months of fiscal 2005 related to inventory markdowns in these stores.

4.  ACCELERATED SHARE REPURCHASE

In May 2006, the Company entered into a $2.0 billion accelerated share repurchase agreement with a financial institution pursuant to which the Company repurchased approximately 53 million shares of its common stock.  Under the agreement, the financial institution purchased an equivalent number of shares of the Company’s common stock in the open market.  The shares repurchased by the Company were subject to a future purchase price adjustment based upon the weighted average price of the Company’s common stock over an agreed period, subject to a specified collar.  In August 2006, the Company settled the accelerated share repurchase.  The Company elected settlement in cash and received $61 million from the financial institution, which is included as a reduction of Treasury Stock.

5.  ACQUISITIONS

During the first nine months of fiscal 2006, the Company made the following acquisitions under its HD Supply segment:

•	Burrus Contractors Supply	•	Western Fasteners
•	Edson Electric Supply	•	Rice Planter Carpet
•	Grafton Utility Supply	•	Cox Lumber Company
•	Texas Contractors Supply	•	Hughes Supply
•	Forest Products Supply	•	CTF Supply

Additionally, during the first nine months of fiscal 2006, the Company acquired Jubilee Home Solutions and Home Decorators Collection under its Retail Segment.

The aggregate purchase price for all acquisitions was $4.4 billion, including $3.5 billion for Hughes Supply.  The acquisitions were accounted for under the purchase method of accounting and, accordingly, their results of operations have been consolidated in the Company’s financial statements since the date of acquisition.  Pro forma results of operations for the three and nine months ended October 29, 2006 and October 30, 2005 would not be materially different as a result of these acquisitions and therefore are not presented.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the dates of acquisition for all acquisitions made during the first nine months of fiscal 2006, and is subject to the final fair value determination of certain assets and liabilities (amounts in millions):

Cash	$221
Receivables	923
Merchandise Inventories	854
Property and Equipment	216
Intangible Assets(1)	583
Goodwill	2,853
Other assets	185
Total assets acquired	5,835

Current liabilities	1,261
Other liabilities	183
Total liabilities assumed	1,444
Net assets acquired	$4,391

(1)       Primarily customer relationships and tradenames which are included in Other Assets in the accompanying Consolidated Balance Sheets.

6.  EMPLOYEE STOCK PLANS

Effective February 3, 2003, the Company adopted the fair value method of recording stock-based compensation expense in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).   The Company selected the prospective method of adoption as described in SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” and accordingly, stock-based compensation expense was recognized for stock options granted, modified or settled and expense related to the ESPP after the beginning of fiscal 2003. Effective January 30, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition method.  Under the modified prospective transition method, the Company began expensing unvested options granted prior to fiscal 2003 in addition to continuing to recognize stock-based compensation expense for all share-based payments awarded since the adoption of SFAS 123 in fiscal 2003.  During the first nine months of fiscal 2006, the Company recognized additional stock compensation expense of approximately $40 million as a result of the adoption of SFAS 123(R).  The Company does not expect SFAS 123(R) to have a material impact on its consolidated financial condition or results of operations during the fourth quarter of 2006 and beyond.  Results of prior periods have not been restated.

The per share weighted average fair value of stock options granted during the first nine months of fiscal 2006 and 2005 was $11.88 and $12.78, respectively.  The fair value of stock options is determined on the date of grant using the Black-Scholes option-pricing model that uses various assumptions noted in the following table.  Expected volatility is based on historical volatility and other factors.  The Company uses historical data to estimate stock option exercise and forfeiture rates.  The expected term of the stock options granted represents the period of time that options are expected to be outstanding.  The risk-free rate is based on U.S. Treasury yields in effect at the time of the grant for the expected term of the stock options.

	Nine Months Ended
	October 29, 2006	October 30, 2005
Risk-free interest rate	4.7%	4.3%
Assumed volatility	28.5%	33.7%
Assumed dividend yield	1.5%	1.1%
Assumed lives of options	5 years	5 years

The following table illustrates the effect on Net Earnings and Earnings per Share as if the Company had applied the fair value recognition provisions of SFAS 123(R) to all stock-based compensation in each period (amounts in millions, except per share data):

	Three Months Ended		Nine Months Ended
	October 29, 2006	October 30, 2005	October 29, 2006	October 30, 2005
Net Earnings, as reported	$1,490	$1,538	$4,836	$4,553
Add: Stock-based employee compensation expense included in reported Net Earnings, net of related tax effects	36	31	126	82
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(36)	(53)	(126)	(150)
Pro forma net earnings	$1,490	$1,516	$4,836	$4,485

Earnings per Share:
Basic—as reported	$0.73	$0.72	$2.33	$2.12
Basic—pro forma	$0.73	$0.71	$2.33	$2.09
Diluted—as reported	$0.73	$0.72	$2.32	$2.11
Diluted—pro forma	$0.73	$0.71	$2.32	$2.08

The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan (“2005 Plan”) and The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan (“1997 Plan”) (collectively the “Plans”) provide that incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance shares, performance units, deferred shares and deferred stock units may be issued to selected associates, officers and directors of the Company. Under the 2005 Plan, the maximum number of shares of the Company’s common stock authorized for issuance is 255 million shares, with any award other than a stock option reducing the number of shares available for issuance by 2.11 shares. As of October 29, 2006, there were 236 million shares available for future grant under the 2005 Plan. No additional equity awards may be issued from the 1997 Plan since the adoption of the 2005 Plan on May 26, 2005.

Under the Plans, as of October 29, 2006, the Company had granted incentive and non-qualified stock options for 186 million shares, net of cancellations (of which 118 million have been exercised). Under the terms of the Plans, incentive stock options and non-qualified stock options are to be priced at or above the fair market value of the Company’s stock on the date of the grant. Typically, incentive stock options and non-qualified stock options vest at the rate of 25% per year commencing on the first anniversary date of the grant and expire on the tenth anniversary date of the grant. The Company recognized $147 million and $97 million of stock-based compensation expense in the first nine months of fiscal 2006 and 2005, respectively, related to stock options and the ESPP.

Under the Plans, as of October 29, 2006, the Company had issued 12 million shares of restricted stock, net of cancellations (the restrictions on 1 million shares have lapsed). Generally, the restrictions on the restricted stock lapse according to one of the following schedules: (1) the restrictions on 100% of the restricted stock lapse at 3, 4 or 5 years, (2) the restrictions on 25% of the restricted stock lapse upon the third and sixth year anniversaries of the date of issuance with the remaining 50% of the restricted stock lapsing upon the associate’s attainment of age 62, or (3) the restrictions on 25% of the restricted stock lapse upon the third and sixth year anniversaries of the date of issuance with the remaining 50% of the restricted stock lapsing upon the earlier of the associate’s attainment of age 60 or the tenth anniversary date. Additionally, certain awards may become non-forfeitable upon the attainment of age 60, provided the associate has had five years of continuous service. The fair value of the restricted stock is expensed over the period during which the restrictions lapse. The Company recorded stock-based compensation expense related to restricted stock of $49 million and $26 million in the first nine months of fiscal 2006 and 2005, respectively.

In the first nine months of fiscal 2006 and 2005, 350,000 and 460,000 deferred shares, respectively, were granted under the Plans. Each deferred share entitles the associate to one share of common stock to be received up to five years after the vesting date of the deferred share, subject to certain deferral rights of the associate. The Company recorded stock-based compensation expense related to deferred shares of $8 million in the first nine months of fiscal 2006 and 2005.

As of October 29, 2006, there were 2.5 million non-qualified stock options and 1 million deferred stock units outstanding under non-qualified stock option and deferred stock unit plans that are not part of the Plans.

The Company maintains two employee stock purchase plans (U.S. and non-U.S. plans). The plan for U.S. associates is a tax-qualified plan under Section 423 of the Internal Revenue Code. The non-U.S. plan is not a Section 423 plan. The ESPPs allow associates to purchase up to 152 million shares of common stock, of which 119 million shares have been purchased from inception of the plans. The purchase price of shares under the ESPPs is equal to 85% of the stock’s fair market value on the last day of the purchase period. During the first nine months of fiscal 2006, there were 2 million shares purchased under the ESPPs at an average price of $30.42. Under the outstanding ESPPs as of October 29, 2006, employees have contributed $34 million to purchase shares at 85% of the stock’s fair market value on the last day (December 31, 2006) of the purchase period. The Company had 33 million shares available for issuance under the ESPPs at October 29, 2006.

In total, the Company recorded stock-based compensation expense, including the expense of stock options, ESPPs, restricted stock and deferred stock units, of $204 million and $131 million in the first nine months of fiscal 2006 and 2005, respectively.

The following table summarizes stock options outstanding at October 29, 2006 and changes during the nine months then ended:

	Number of Shares (Thousands)	Weighted Average Option Price	Weighted Average Remaining Life (Yrs.)	Aggregate Intrinsic Value (Millions)
Outstanding at January 29, 2006	84,032	$37.24
Granted	256	39.57
Exercised	(7,327)	28.63
Canceled	(6,104)	39.89
Outstanding at October 29, 2006	70,857	$37.91	5.8	$170

Exercisable at October 29, 2006	48,447	$38.87	4.9	$122
Vested and expected to vest at October 29, 2006	67,164

The total intrinsic value of stock options exercised during the first nine months of fiscal 2006 was $91 million.

The following table summarizes information regarding stock options outstanding at October 29, 2006 (shares in thousands):

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life (Yrs.)	Weighted Average Outstanding Option Price	Options Exercisable	Weighted Average Exercisable Option Price
$ 11.33 to 21.29	2,656	1.0	$18.19	2,656	$18.19
22.63 to 31.56	7,504	6.3	24.65	4,133	24.65
31.92 to 36.84	17,243	6.7	35.55	10,498	35.16
37.29 to 40.95	27,429	6.2	38.84	16,533	39.45
41.58 to 53.00	16,025	4.8	48.35	14,627	48.64
	70,857	5.8	$37.91	48,447	$38.87

The following table summarizes restricted stock outstanding at October 29, 2006 and changes during the nine months then ended (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 29, 2006	5,308	$35.76
Granted	7,245	41.54
Restrictions lapsed	(398)	30.22
Canceled	(966)	38.87
Outstanding at October 29, 2006	11,189	$39.43

7.  SEGMENT INFORMATION

The Company operates in two reportable business segments: Retail and HD Supply.  The Retail segment is principally engaged in the operation of retail stores located in the United States, Canada and Mexico.  The HD Supply segment distributes products and sells installation services to business-to-business customers, including home builders, professional contractors, municipalities and maintenance professionals.  The Company identifies segments based on how management makes operating decisions, assesses performance and allocates resources.  The first quarter of fiscal 2006 was the first period in which the Company began to report its results of operations in two segments.  This change is a result of the purchase of Hughes Supply, Inc., which significantly increased the size of HD Supply and resulted in changes in the Company’s internal reporting and management structure.

The Retail segment includes The Home Depot stores, EXPO Design Center stores, The Home Depot Floor Stores and The Home Depot Landscape Supply.  The Retail segment also includes the Company’s retail services business and Home Depot Direct, the Company’s catalog and on-line sales business.

The HD Supply segment consists of four major platforms: 1) infrastructure, including waterworks and utilities; 2) construction, including construction supply, lumber and building materials, electrical, plumbing/HVAC and interiors; 3) maintenance, including facilities maintenance and industrial PVF; and 4) repair and remodel.

The Company measures the profit of its segments as Operating Income, which is defined as earnings before net interest expense and provision for income taxes.  The amounts under the caption Eliminations/Other in the following tables are unallocated corporate overhead as well as intersegment eliminations.

Net Sales by segment for the three and nine months ended October 29, 2006 and October 30, 2005, were as follows (amounts in millions):

	Three Months Ended		Nine Months Ended
	October 29, 2006	October 30, 2005	October 29, 2006	October 30, 2005
Retail	$19,650	$19,433	$61,622	$59,257
HD Supply	3,529	1,362	9,153	2,840
Eliminations/Other	(94)	(51)	(203)	(75)
Net Sales	$23,085	$20,744	$70,572	$62,022

Operating Income by segment and the reconciliation to Earnings Before Provision for Income Taxes for the three and nine months ended October 29, 2006 and October 30, 2005, were as follows (amounts in millions):

	Three Months Ended		Nine Months Ended
	October 29, 2006	October 30, 2005	October 29, 2006	October 30, 2005
Retail	$2,231	$2,362	$7,429	$7,127
HD Supply	245	113	657	200
Eliminations/Other	(6)	(2)	(15)	(12)
Operating Income	2,470	2,473	8,071	7,315
Interest, net	(92)	(21)	(242)	(54)
Earnings Before Provision for Income Taxes	$2,378	$2,452	$7,829	$7,261

8.  OTHER MATTERS

The Company requested that its Board of Directors review its historical stock option practices.  A subcommittee of the Audit Committee undertook the review with the assistance of independent outside counsel, and it has completed its review.  The principal findings of the review are as follows:

•      All options granted in the period from 2002 through the present had an exercise price based on the market price of the Company’s stock on the date the grant was approved by the Board of Directors or an officer acting pursuant to delegated authority. During this period, the stock administration department corrected administrative errors retroactively and without separate approvals.  The administrative errors included inadvertent omissions of grantees from lists that were approved previously and miscalculations of the number of options granted to particular employees on approved lists.

•      All options granted from December 1, 2000 through the end of 2001 had an exercise price based on the market price of the Company’s stock on the date of a meeting of the Board of Directors or some other date selected without the benefit of hindsight.  The February 2001 annual grant was not finally allocated to recipients until several weeks after the grant was approved.  During this period, the stock administration department also corrected administrative errors retroactively and without separate approvals as in the period 2002 to the present.

•      For annual option grants and certain quarterly option grants from 1981 through November 2000, the stated grant date was routinely earlier than the actual date on which the grants were approved by a committee of the Board of Directors.  In almost every instance, the stock price on the apparent approval date was higher than the price on the stated grant date.  The backdating occurred for grants at all levels of the Company.  Management personnel, who have since left the Company, generally followed a practice of reviewing closing prices for a prior period and selecting a date with a low stock price to increase the value of the options to employees on lists of grantees subsequently approved by a committee of the Board of Directors.

•      The annual option grants in 1994 through 2000, as well as many quarterly grants during this period, were not finally allocated among the recipients until several weeks after the stated grant date.  Because of the absence of records prior to 1994, it is unclear whether allocations also postdated the selected grant dates from 1981 through 1993.  Moreover, for many of these annual and quarterly grants from 1981 through December 2000, there is insufficient documentation to determine with certainty when the grants were actually authorized by a committee of the Board of Directors.  Finally, the Company’s stock administration department also retroactively added employees to lists of approved grantees, or changed the number of options granted to specific employees, without authorization of the Board of Directors or a board committee, to correct administrative errors.

•      Numerous option grants to rank-and-file employees were made pursuant to delegations of authority that may not have been effective under Delaware law.

•      In numerous instances, and primarily prior to 2003, beneficiaries of grants who were required to report them to the Securities and Exchange Commission failed to do so in a timely manner or at all.

•      The subcommittee concluded that there was no intentional wrongdoing by any current member of the Company’s management team or its Board of Directors.

The Company believes that, because of these errors, it had unrecorded expense over the affected period (1981 through the present), excluding related tax consequences, of approximately $200 million in the aggregate.  The Company does not consider these errors to have a material impact on the Company’s financial statements.  Currently, the Company believes that correction of these errors will result in an increase to paid-in capital of approximately $200 million and a decrease to retained earnings of the same amount.  Total Stockholders’ Equity, which totaled $27.8 billion at October 29, 2006, is not expected to be affected when adjustments to these accounts are made in the Company’s Form 10-K for the fiscal year ending January 28, 2007.  The Company is also reviewing the potential tax implications relating to its stock options granting practices.  The effect of such tax implications is not expected to materially impact the Company’s financial statements.

As previously disclosed, the staff of the Securities and Exchange Commission has begun an informal inquiry into the Company’s stock option practices, and the U.S. Attorney for the Southern District of New York has also requested information on the subject.  The Company is continuing to cooperate with these agencies.  While the Company cannot predict the outcome of these matters, it does not believe that they will have a material adverse impact on its financial position or results of operations.

THE HOME DEPOT, INC. AND SUBSIDIARIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
The Home Depot, Inc.:

We have reviewed the Consolidated Balance Sheet of The Home Depot, Inc. and subsidiaries as of October 29, 2006, the related Consolidated Statements of Earnings and Comprehensive Income for the three-month and nine-month periods ended October 29, 2006 and October 30, 2005, and the related Consolidated Statements of Cash Flows for the nine-month periods ended October 29, 2006 and October 30, 2005.  These Consolidated Financial Statements are the responsibility of the Company’s management.

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
December 4, 2006

THE HOME DEPOT, INC. AND SUBSIDIARIES

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements contained herein, including any statements related to Net Sales growth, comparable store sales, impact of cannibalization, commodity price inflation and deflation, implementation of store initiatives, protection of intellectual property rights, Net Earnings performance, including Depreciation and Amortization expense, earnings per share, stock-based compensation expense, store openings and closures, capital allocation and expenditures, the effect of adopting certain accounting standards, margins, return on invested capital, the growth of HD Supply, our ability to successfully operate in a non-retail industry, management of our purchasing or customer credit policies, strategic direction and the demand for our products and services, constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on currently available information and are based on our current expectations and projections about future events. These statements are subject to risks and uncertainties that could cause actual results to differ materially from our historical experience and expectations. Some of the material risks and uncertainties that could cause actual results to differ materially from historical experience and expectations are described under “Risk Factors” in our Form 10-K for fiscal 2005 as filed with the Securities and Exchange Commission (“SEC”). Undue reliance should not be placed on the forward-looking statements contained herein as they speak only as of the date hereof, and we undertake no obligation to update these forward-looking statements to reflect subsequent events or circumstances except as required by law. Additional information regarding these and other risks and uncertainties is contained in the aforementioned Form 10-K and in our other periodic filings with the SEC.

EXECUTIVE SUMMARY AND SELECTED CONSOLIDATED STATEMENTS OF EARNINGS DATA

For the third quarter of fiscal 2006, we reported Net Earnings of $1.5 billion and Diluted Earnings per Share of $0.73 compared to Net Earnings of $1.5 billion and Diluted Earnings per Share of $0.72 for the third quarter of fiscal 2005. For the first nine months of fiscal 2006, we reported Net Earnings of $4.8 billion and Diluted Earnings per Share of $2.32 compared to Net Earnings of $4.6 billion and Diluted Earnings per Share of $2.11 for the first nine months of fiscal 2005. Net Sales increased 11.3% to $23.1 billion for the third quarter of fiscal 2006 from $20.7 billion for the third quarter of fiscal 2005. For the first nine months of fiscal 2006, Net Sales increased 13.8% to $70.6 billion from $62.0 billion for the first nine months of fiscal 2005. We also achieved a gross profit margin of 32.6% and an operating margin of 10.7% for the third quarter of fiscal 2006. For the first nine months of fiscal 2006, we achieved a gross profit margin of 32.8% and an operating margin of 11.4%.

We enhanced our core retail business by continuing to introduce innovative and distinctive merchandise that reflects emerging consumer trends, supported by continued investments in store modernization and technology.  We invested $2.5 billion in capital expenditures during the first nine months of fiscal 2006 primarily for store modernization and technology as well as for 69 new store openings, including 7 relocations.  We have begun an accelerated store reinvestment program whereby we are investing $350 million more than our plan in the second half of fiscal 2006 to enhance the customer experience.  This investment includes capital and expense dollars to 1) reset 100 merchandise bays in 540 stores, 2) incorporate a richer staffing model and 3) spend $30 million in our “Orange Juiced” program, a customer service incentive program for associates and stores.

In the face of a slowdown in the housing market, our retail comparable store sales declined 5.1% and our average ticket decreased 1.0% in the third quarter of fiscal 2006 to $58.33, reflecting softness in discretionary projects and certain big ticket items.  For the first nine months of fiscal 2006, our retail comparable store sales declined 1.7% and our average ticket was $59.69, an increase of 2.5% over the comparable period of fiscal 2005.  Despite the slowing home improvement market, we gained market share in certain key categories including hand tools and accessories, tractors, patio furniture, hard flooring and appliances.

We extended our business by growing our numerous installation and home maintenance programs serving our do-it-for-me customers through our stores.  Our retail services revenue increased 11.3% to $1.0 billion for the third quarter of fiscal 2006 and increased 9.9% to $2.9 billion for the first nine months of fiscal 2006.  We experienced sustained growth in categories such as countertops, HVAC and exterior patios.  In addition, during the third quarter of fiscal 2006, we acquired Jubilee Home Solutions, a full-service bath remodeling business currently serving four markets: Dallas, Denver, Minneapolis and Kansas City.

We opened 26 new stores during the third quarter of fiscal 2006, including 1 relocation, bringing our total store count to 2,104. As of the end of the third quarter of fiscal 2006, 203, or approximately 10%, of our stores were located in Canada or Mexico compared to 175 as of the end of the third quarter of fiscal 2005.

We have expanded our business by capturing a growing share of the professional residential, commercial and heavy construction markets through the growth of HD Supply.  During the third quarter of fiscal 2006, HD Supply experienced 159% Net Sales growth over the comparable period of last year and accounted for approximately 15% of our total Net Sales for the third quarter of fiscal 2006.  We also completed five acquisitions during the third quarter of fiscal 2006 that were integrated into HD Supply.  Net Sales for the HD Supply segment businesses owned as of the end of the third quarter of fiscal 2005 increased approximately 7% in the third quarter of fiscal 2006 over the comparable period of fiscal 2005.

We generated $6.2 billion of cash flow from operations in the first nine months of fiscal 2006. We used this cash flow, along with the net proceeds of additional borrowings, to fund $2.5 billion in capital expenditures, $4.2 billion in acquisitions and $4.5 billion of share repurchases and dividends.

At the end of the third quarter of fiscal 2006, our long-term debt-to-equity ratio was 24.0%, reflecting the March 2006 issuance of $1.0 billion of 5.20% Senior Notes due March 1, 2011 and $3.0 billion of 5.40% Senior Notes due March 1, 2016.  Our return on invested capital (computed on beginning long-term debt and equity for the trailing four quarters) was 22.3% for the third quarter of fiscal 2006 compared to 21.8% for the third quarter of fiscal 2005, a 50 basis point improvement.

We believe the selected sales data, the percentage relationship between Net Sales and major categories in the Consolidated Statements of Earnings and the percentage change in the dollar amounts of each of the items presented as follows is important in evaluating the performance of our business operations.  We operate in two business segments and believe the information presented in our Management's Discussion and Analysis of Results of Operations and Financial Condition provides an understanding of our business segments, our operations and our financial condition.

	% of Net Sales				% Increase (Decrease)
	Three Months Ended		Nine Months Ended		in Dollar Amounts
	October 29, 2006	October 30, 2005	October 29, 2006	October 30, 2005	Three Months	Nine Months
NET SALES	100.0%	100.0%	100.0%	100.0%	11.3%	13.8%

GROSS PROFIT	32.6	33.6	32.8	33.4	8.2	11.7

Operating Expenses:
Selling, General and Administrative	20.0	19.9	19.5	19.9	12.0	11.3
Depreciation and Amortization	1.9	1.8	1.9	1.7	22.4	24.6
Total Operating Expenses	21.9	21.7	21.4	21.6	12.9	12.4

OPERATING INCOME	10.7	11.9	11.4	11.8	(0.1)	10.3

Interest Income (Expense):
Interest and Investment Income	—	0.1	0.1	0.1	(64.7)	(57.4)
Interest Expense	(0.4)	(0.2)	(0.4)	(0.2)	157.9	145.4
Interest, net	(0.4)	(0.1)	(0.3)	(0.1)	338.1	348.1

EARNINGS BEFORE PROVISION FOR INCOME TAXES	10.3	11.8	11.1	11.7	(3.0)	7.8
Provision for Income Taxes	3.8	4.4	4.2	4.4	(2.8)	10.5
NET EARNINGS	6.5%	7.4%	6.9%	7.3%	(3.1)%	6.2%

SELECTED SALES DATA(1)
Number of Customer Transactions (in millions)	332	329	1,026	1,022	0.9%	0.4%
Average Ticket	$58.33	$58.92	$59.69	$58.21	(1.0)	2.5
Weighted Average Weekly Sales Per Operating Store (in thousands)	$710	$765	$760	$793	(7.2)	(4.2)
Weighted Average Sales per Square Foot	$350.80	$376.97	$375.51	$390.77	(6.9)	(3.9)
Retail Comparable Store Sales (Decrease) Increase (%)(2)	(5.1)%	2.7%	(1.7)%	2.7%	N/A	N/A

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

RESULTS OF OPERATIONS

We operate in two reportable business segments: Retail and HD Supply.  The Retail segment is principally engaged in the operation of retail stores located in the United States, Canada and Mexico.  The HD Supply segment distributes products and sells installation services to business-to-business customers, including home builders, professional contractors, municipalities and maintenance professionals.  We identify segments based on how management makes operating decisions, assesses performance and allocates resources.  The first quarter of fiscal 2006 was the first period in which we began to report our results of operations in two segments.  This change is a result of the purchase of Hughes Supply, Inc., which significantly increased the size of HD Supply and resulted in changes in our internal reporting and management structure.

The Retail segment includes The Home Depot stores, EXPO Design Center stores, The Home Depot Floor Stores and The Home Depot Landscape Supply.  The Retail segment also includes our retail services business and Home Depot Direct, our catalog and on-line sales business.

The HD Supply segment consists of four major platforms: 1) infrastructure, including waterworks and utilities; 2) construction, including construction supply, lumber and building materials, electrical, plumbing/HVAC and interiors; 3) maintenance, including facilities maintenance and industrial PVF; and 4) repair and remodel.

Total Net Sales for the third quarter of fiscal 2006 increased 11.3%, or $2.3 billion, to $23.1 billion from $20.7 billion for the third quarter of fiscal 2005.  Of the $2.3 billion increase, $2.1 billion came from our HD Supply segment and $217 million came from our Retail segment.  For the first nine months of fiscal 2006, total Net Sales increased 13.8%, or $8.6 billion, to $70.6 billion from $62.0 billion for the comparable period in fiscal 2005. Of the $8.6 billion increase in the first nine months of fiscal 2006, $6.3 billion came from our HD Supply segment and $2.3 billion came from our Retail segment.

In the third quarter of fiscal 2006, Net Sales for our Retail segment were $19.7 billion, a 1.1% increase over the third quarter of fiscal 2005.  For the first nine months of fiscal 2006, Net Sales for our Retail segment were $61.6 billion, a 4.0% increase over the comparable period in fiscal 2005. Our Retail segment Net Sales growth for both periods was primarily driven by sales from new stores.  Our average ticket decreased 1.0% to $58.33 for the third quarter of fiscal 2006 and increased 2.5% to $59.69 for the first nine months of fiscal 2006. The softness in Retail Net Sales during the third quarter of fiscal 2006 was primarily a result of continued deterioration in the U.S. retail home improvement market.  The U.S. retail home improvement market slowed during the quarter due to a slowing overall economy, declining home prices and equity extraction, and slowing housing turnover.  We experienced softness in discretionary projects and certain big ticket items, particularly kitchens, soft flooring and hurricane related products like generators.  Despite this, during the third quarter of fiscal 2006, we did gain market share in certain key categories, including hand tools and accessories, tractors, patio furniture, hard flooring and appliances.

Retail comparable store sales decreased 5.1% for the third quarter of fiscal 2006 compared to an increase of 2.7% for the third quarter of fiscal 2005.  For the first nine months of fiscal 2006 retail comparable store sales decreased 1.7% compared to an increase of 2.7% for the same period of fiscal 2005.  The decreases in retail comparable store sales for both periods were due to the significant slowdown in the U.S. retail home improvement market as well as tough year-over-year comparisons due to sales arising from last year’s hurricane activity.  Additionally, our retail comparable store sales results reflect in part the impact of cannibalization.  In order to meet our customer service objectives, we strategically open stores near market areas served by existing stores ("cannibalize") to enhance service levels, gain incremental sales and increase market penetration.  Our new stores cannibalized approximately 16% of our existing stores during the third quarter of fiscal 2006, which had a negative impact to retail comparable store sales of 1.9%.

The growth in Retail segment Net Sales for the third quarter and first nine months of fiscal 2006 also reflects growth in retail services revenue, which increased 11.3% to $1.0 billion from $930 million for the third quarter of fiscal 2005 and increased 9.9% to $2.9 billion from $2.6 billion for the first nine months of fiscal 2005.  The growth in retail services revenue in the third quarter of fiscal 2006 was driven by strength in countertops, HVAC and exterior patios. For the first nine months of fiscal

2006, the growth in retail services revenue was also driven by strength in windows and solar.  Additionally in the third quarter of fiscal 2006, we acquired Jubilee Home Solutions, a full service bath remodeling business based in Kansas City. Our retail services programs focus primarily on providing products and services to our do-it-for-me customers.  Our services revenue is expected to benefit from the growing percentage of aging “baby-boomers” as they rely more heavily on installation services.

Net Sales for our HD Supply segment for the third quarter of fiscal 2006 were $3.5 billion, an increase of 159.1% over the third quarter of fiscal 2005.  For the first nine months of fiscal 2006, Net Sales for our HD Supply segment were $9.2 billion, an increase of 222.3% over the comparable period of fiscal 2005.  The increase in both periods is a result of recent acquisitions and organic sales growth.  Net Sales for the HD Supply segment businesses owned as of the end of the third quarter of fiscal 2005 increased approximately 7% in the third quarter of fiscal 2006 over the comparable period of fiscal 2005.  Additionally, in the third quarter of fiscal 2006, we completed the acquisition of five companies that will be integrated into our HD Supply business.

We believe that our sales performance has been, and could continue to be, negatively impacted by the level of competition that we encounter in various markets.  Due to the highly-fragmented U.S. home improvement and professional supply industry in which we estimate our market share is approximately 11%, measuring the impact on our sales by our competitors is difficult.

Total Gross Profit increased 8.2% to $7.5 billion for the third quarter of fiscal 2006 from $7.0 billion for the third quarter of fiscal 2005.  Total Gross Profit increased 11.7% to $23.1 billion for the first nine months of fiscal 2006 from $20.7 billion for the first nine months of fiscal 2005. Total Gross Profit as a percent of Net Sales decreased 92 basis points to 32.6% for the third quarter of fiscal 2006 compared to 33.6% for the third quarter of fiscal 2005.  For the first nine months of fiscal 2006, Gross Profit as a percentage of Net Sales was 32.8% compared with 33.4% for the comparable period of fiscal 2005, a decrease of 62 basis points.  The decline in total Gross Profit as a percent of Net Sales is primarily due to a higher penetration of the lower margin HD Supply segment.  In the third quarter of fiscal 2006, 81 basis points of the total Gross Profit decline was a result of a higher penetration of HD Supply businesses as well as a drop in HD Supply’s Gross Profit rate due to a change in the mix of businesses owned. The decline in the third quarter Retail segment Gross Profit rate reflects a changing mix of products sold primarily due to growth in appliance sales whose margin rate is below the retail average.

Operating Expenses increased 12.9% to $5.1 billion for the third quarter of fiscal 2006 from $4.5 billion for the third quarter of fiscal 2005.  For the first nine months of fiscal 2006, Operating Expenses increased 12.4% to $15.1 billion from $13.4 billion for the comparable period of fiscal 2005.  Operating Expenses as a percent of Net Sales were 21.9% for the third quarter of fiscal 2006 compared to 21.7% for the third quarter of fiscal 2005.  Operating Expenses as a percent of Net Sales were 21.4% for the first nine months of fiscal 2006 compared to 21.6% for the first nine months of fiscal 2005.

Selling, General and Administrative Expense (“SG&A”) increased 12.0% to $4.6 billion for the third quarter of fiscal 2006 from $4.1 billion for the third quarter of fiscal 2005.  For the first nine months of fiscal 2006, SG&A increased 11.3% to $13.8 billion from $12.4 billion for the first nine months of fiscal 2005. As a percent of Net Sales, SG&A was 20.0% for the third quarter of fiscal 2006 compared to 19.9% for the third quarter of fiscal 2005.  For the first nine months of fiscal 2006, SG&A as a percent of Net Sales was 19.5% compared to 19.9% for the same period last year.  The SG&A increase as a percent of Net Sales for the third quarter of fiscal 2006 was as a result of deleverage from the 5.1% decline in retail comparable store sales, as well as the launch of an accelerated reinvestment program in our retail stores which increased payroll related costs and other operating costs.

In the first nine months of fiscal 2005, we recorded $91 million of impairment charges and expense related to lease obligations to SG&A associated with the real estate of 20 EXPO stores that were closed.  Additionally, in the first nine months of fiscal 2005, we recognized $49 million of income in SG&A for gift card breakage.  The first quarter of fiscal 2005 was the first period in which we recognized gift card breakage, and therefore, the amount recognized included the breakage related to gift cards sold since the inception of our gift card program.  We recognized $24 million of income associated with gift card breakage in the first nine months of fiscal 2006.  Additionally, in conjunction with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), we recorded approximately $40 million of stock compensation expense in the first nine months of fiscal 2006 related to the continued vesting of options granted prior to fiscal 2003.

Depreciation and Amortization increased 22.4% to $454 million for the third quarter of fiscal 2006 from $371 million for the third quarter of fiscal 2005.  For the first nine months of fiscal 2006, Depreciation and Amortization increased 24.6% to $1.3 billion from $1.1 billion for the same period of fiscal 2005.  Depreciation and Amortization as a percent of Net Sales was 1.9% for the third quarter of fiscal 2006 compared to 1.8% for the third quarter of fiscal 2005, and was 1.9% for the first nine months of fiscal 2006 compared to 1.7% for the same period in fiscal 2005.  The increase as a percentage of Net Sales in both periods was primarily due to the amortization of intangible assets acquired as part of our recent acquisitions and the depreciation of our investments in store modernization and technology.

In the third quarter of fiscal 2006, we recognized $92 million of net Interest Expense compared to $21 million in the third quarter of fiscal 2005.  We recognized $242 million of net Interest Expense for the first nine months of fiscal 2006 compared to $54 million for the comparable period of last year.  The increase in both periods was primarily due to additional interest incurred related to the March 2006 issuance of $1.0 billion of 5.20% Senior Notes and $3.0 billion of 5.40% Senior Notes and interest expense associated with the issuance of commercial paper.

Our combined federal and state effective income tax rate was 37.3% for both the third quarter of fiscal 2006 and the third quarter of fiscal 2005. Our combined federal and state effective income tax rate increased to 38.2% for the first nine months of fiscal 2006 from 37.3% for the comparable period of fiscal 2005.  The increase in our effective income tax rate for the first nine months of fiscal 2006 was primarily due to the second quarter impact of a retroactive tax assessment from the Canadian province of Quebec.  During the second quarter of fiscal 2006, the Quebec National Assembly passed legislation that retroactively changed certain tax laws that subject our Company to additional tax and interest.  As a result, we received an assessment from Quebec for $57 million in retroactive tax and $12 million in related interest for the 2002 through 2005 taxable years.

Diluted Earnings per Share were $0.73 and $2.32 for the third quarter and first nine months of fiscal 2006 compared to $0.72 and $2.11 for the third quarter and first nine months of fiscal 2005, respectively.  Diluted Earnings per Share were favorably impacted for the third quarter of fiscal 2006 by the repurchase of shares of our common stock under our $17.5 billion repurchase authorization.  Since the inception of the program in 2002, we have repurchased 372 million shares of our common stock for a total of $13.3 billion, including $2.0 billion in the second quarter of 2006 through an accelerated share repurchase described below.  As of October 29, 2006, we had $4.2 billion remaining under our authorized share repurchase program.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operations provides us with a significant source of liquidity.  During the first nine months of fiscal 2006, Net Cash Provided by Operating Activities increased to $6.2 billion compared to $6.1 billion for the same period of fiscal 2005.  This increase was primarily a result of stronger Net Earnings.

Net Cash Used in Investing Activities for the first nine months of fiscal 2006 was $6.6 billion compared to $3.8 billion for the same period of fiscal 2005.  The increase in Net Cash Used in Investing Activities was primarily the result of an increase in Payments for Businesses Acquired of $1.9 billion as well as an decrease in net Proceeds from Sales and Maturities of Investments of $1.2 billion, partially offset by a decrease of $343 million in Capital Expenditures.

During the first nine months of fiscal 2006, financing activities provided $152 million compared with $1.9 billion used for financing activities for the same period of fiscal 2005.  The increase in Net Cash Provided by Financing Activities was primarily due to a net increase of $2.5 billion in Long-Term Borrowings and the proceeds of $569 million from Short-Term Debt, partially offset by a $745 million increase in the repurchase of shares of our common stock and a $291 million increase in dividends paid.

We have a commercial paper program that allows for borrowings up to $2.5 billion.  In connection with the program, we have a back-up credit facility with a consortium of banks for borrowings up to $2.0 billion.  As of October 29, 2006, there was $1.5 billion outstanding under the program.    The credit facility, which expires in December 2010, contains various restrictive covenants, none of which is expected to impact our liquidity or capital resources.  In June 2006, we filed a shelf registration statement with the Securities and Exchange Commission for the future issuance of debt securities.

As of the end of the third quarter of fiscal 2006, our long-term debt-to-equity ratio was 24.0%, compared to 10.3% at the end of the third quarter of fiscal 2005.  The increase in our long-term debt-to-equity ratio reflects the March 2006 issuance of $1.0 billion of 5.20% Senior Notes and $3.0 billion of 5.40% Senior Notes, partially offset by the April 2006 repayment of $500 million of 5.375% Senior Notes.

As of October 29, 2006, we had $617 million in Cash and Short-Term Investments.  We believe that our current cash position and cash flow generated from future operations should be sufficient to enable us to complete our capital expenditure programs and any required long-term debt payments for the foreseeable future.  In addition, we have remaining availability from the $2.5 billion commercial paper program and the ability to obtain alternative sources of financing.

During the third quarter of fiscal 2006, we entered into a forward starting interest rate swap agreement with a notional amount of $1.0 billion, accounted for as a cash flow hedge, to hedge interest rate fluctuations in anticipation of issuing long-term debt.  The fair value of the interest rate swap agreement was $3 million as of October 29, 2006, which represents the estimated amount that the Company would receive if settled as of October 29, 2006.

On May 17, 2006, we entered into a $2.0 billion accelerated share repurchase agreement with a financial institution pursuant to which we repurchased approximately 53 million shares of our common stock.  Under the agreement, the financial institution purchased an equivalent number of shares of our common stock in the open market.  The shares repurchased by us were subject to a future purchase price adjustment based upon the weighted average price of our common stock over an agreed period, subject to a specified collar.  In August 2006, we settled the accelerated share repurchase.  We elected settlement in cash and received $61 million from the financial institution.

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

In December 2004, the FASB issued SFAS 123(R). This statement revises SFAS Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123(R) requires all public entities to recognize compensation expense for all share-based payments as measured by the fair value on the grant date over the requisite service period.  Effective February 3, 2003, we adopted the fair value method of recording stock-based compensation expense in accordance with SFAS 123.   We selected the prospective method of adoption as described in SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” and accordingly, we recognized stock-based compensation expense related to stock options granted, modified or settled and expense related to the Employee Stock Purchase Plan (“ESPP”) after the beginning of fiscal 2003. Effective February 3, 2006, we adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method.  Under the modified prospective transition method, we began expensing unvested options granted prior to fiscal 2003 in addition to continuing to recognize stock-based compensation expense for all share-based payments awarded since the adoption of SFAS 123 in fiscal 2003.  The fiscal 2006 impact of the adoption of SFAS 123(R) increased total stock compensation expense by approximately $40 million, all of which was recognized in the first nine months of fiscal 2006.  We do not expect SFAS 123(R) to have a material impact to our financial results in the fourth quarter of fiscal 2006 and beyond.  Results of prior periods have not been restated.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the fiscal quarter ended October 29, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE HOME DEPOT, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The following actions have been filed against the Company and, in some cases, against certain of its current and former officers and directors as described below. Although the Company cannot predict their outcome, it does not expect that these actions, individually or together, will have a material adverse effect on the Company’s consolidated financial position or results of operations.

In the second fiscal quarter of 2006, the Company reported that six purported, but as yet uncertified, class actions were filed against the Company and certain of its current and former officers and directors in the U.S. District Court for the Northern District of Georgia in Atlanta, alleging certain misrepresentations in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder in connection with the Company’s return-to-vendor practices.  These actions were filed by certain current and former shareholders of the Company.  In the third fiscal quarter of 2006, one of the shareholders dismissed his complaint.  The Court has preliminarily appointed a lead plaintiff, and the lead plaintiff has filed an amended complaint in each of the remaining five actions.  Relief sought in the amended complaint includes unspecified damages and costs and attorney’s fees. The Company believes that these actions are without merit and intends to defend them vigorously.

One purported, but as yet uncertified, class action was filed in the third fiscal quarter of 2006 against the Company, The Home Depot FutureBuilder Administrative Committee and certain of the Company’s current and former directors and employees in federal court in Brooklyn, New York alleging breach of fiduciary duty in violation of the Employee Retirement Income Security Act of 1974 in connection with the Company’s return-to-vendor and stock option practices.  Including this action, three purported, but as yet uncertified, class actions have been filed in connection with the Company’s return-to-vendor and stock option practices.  These actions were brought by certain former employees of the Company and seek unspecified damages, costs, attorney’s fees and equitable and injunctive relief.  The Company believes these actions are without merit and intends to defend them vigorously.

One shareholder derivative action was filed in the third fiscal quarter of 2006 nominally on behalf of the Company against certain current and former officers and directors in the Superior Court of Fulton County, Georgia, alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment in connection with the Company’s stock option  practices.  Previously, five other shareholder derivative actions were filed in connection with the Company’s return-to-vendor, stock option and compensation practices. All six actions were filed by alleged shareholders of the Company.  Relief sought in each action includes unspecified damages, injunctive relief, disgorgement of profits, benefits and compensation obtained by the defendants and costs and attorneys’ fees.

The Company is a party to various other legal proceedings arising in the ordinary course of its business, but management does not believe that such legal proceedings will have a material adverse effect on the Company’s consolidated financial position or results of operations.

On December 6, 2006, the Company announced the results of an investigation into its stock option practices by a subcommittee of its Audit Committee.  See Note 8 to the Company’s Consolidated Financial Statements. As previously disclosed, the staff of the Securities and Exchange Commission has begun an informal inquiry into the Company’s stock option practices, and the U.S. Attorney for the Southern District of New York has also requested information on the subject.  The Company and the subcommittee are continuing to cooperate with these agencies.  While the Company cannot predict the outcome of these matters, it does not believe that they will have a material adverse impact on its financial position or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Form 10-K for Fiscal 2005 as filed with the Securities and Exchange Commission.  These risks could materially and adversely affect our business, financial condition and results of operations.  The risks described in our Form 10-K are not the only risks we face.  Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                 During the third quarter of fiscal 2006, the Company issued 4,354 deferred stock units under The Home Depot, Inc. NonEmployee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.  The deferred stock units were credited to the accounts of such nonemployee directors as a result of such directors having elected to receive board and committee fees in the form of deferred stock units instead of receiving such fees in cash as payment for board and committee meetings held during the first quarter of fiscal 2006.  The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.

During the third quarter of fiscal 2006, the Company credited 654 deferred stock units to participant accounts under The Home Depot FutureBuilder Restoration Plan pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following the termination of services as described in this plan.

(c)                                 Since fiscal 2002, the Company repurchased shares of its common stock having a value of approximately $13.3 billion. The number and average price of shares purchased in each fiscal month of the third quarter of fiscal 2006 are set forth in the table below:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (3)
July 31, 2006 – August 27, 2006	7,553,982	$33.96	7,511,800	$4,811,547,974
August 28, 2006 – September 24, 2006	10,993,700	$35.24	10,993,700	$4,423,894,463
September 25, 2006 – October 29, 2006	5,074,259	$36.58	5,073,100	$4,238,243,247

(1)       These amounts include repurchases pursuant to the Company’s 1997 and 2005 Omnibus Stock Incentive Plans (the “Plans”). Under the Plans, participants may exercise stock options by surrendering shares of common stock that the participants already own as payment of the exercise price. Participants in the Plans may also surrender shares as payment of applicable tax withholding on the vesting of restricted stock and deferred share awards. Shares so surrendered by participants in the Plans are repurchased pursuant to the terms of the Plans and applicable award agreements and not pursuant to publicly announced share repurchase programs. For the quarter ended July 30, 2006, the following shares of The Home Depot common stock were surrendered by participants in the Plans and included in the total number of shares purchased: July 31, 2006 – August 27, 2006 – 42,182 shares at an average price per share of $34.56; August 28, 2006 – September 24, 2006 - none; and September 25, 2006 – October 29, 2006 – 1,159 shares at an average price per share of $36.90.

(2)       The Company’s common stock repurchase program was initially announced on July 15, 2002. As of the beginning of the third quarter of fiscal 2006, the Board had approved purchases up to $14.0 billion. On August 24, 2006, the Board authorized an additional $3.5 billion in common stock repurchases for a total authorization of $17.5 billion.

(3)       During the third quarter of fiscal 2006, the Company settled the accelerated share repurchase transaction executed on May 17, 2006.  The Company elected settlement in cash and received $61 million, which increased the approximate dollar value of shares that may yet be purchased under the program.

Item 6.  Exhibits

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

15.1	Letter of KPMG LLP, Acknowledgement of Independent Registered Public Accounting Firm, dated December 4, 2006.

31.1	Certification of the Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HOME DEPOT, INC.
(Registrant)

	By:	/s/ ROBERT L. NARDELLI
Robert L. Nardelli
Chairman, President and
Chief Executive Officer

/s/ CAROL B. TOMÉ
Carol B. Tomé
Executive Vice President and
Chief Financial Officer

December 6, 2006
(Date)

INDEX TO EXHIBITS

Exhibit	Description
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

15.1	Letter of KPMG LLP, Acknowledgement of Independent Registered Public Accounting Firm, dated December 4, 2006.

31.1	Certification of the Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.