Form 10-Q
period 2007-04-29
HOME DEPOT INC
filed 2007-06-06
CIK 354950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2007

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

$0.05 par value 1,974,141,800 shares of common stock, as of June 1, 2007

THE HOME DEPOT, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(Amounts In Millions, Except Per Share Data)

	Three Months Ended
	April 29, 2007	April 30, 2006
NET SALES	$21,585	$21,461
Cost of Sales	14,488	14,233
GROSS PROFIT	7,097	7,228

Operating Expenses:
Selling, General and Administrative	4,807	4,386
Depreciation and Amortization	455	420
Total Operating Expenses	5,262	4,806

OPERATING INCOME	1,835	2,422

Interest (Income) Expense:
Interest and Investment Income	(11)	(11)
Interest Expense	172	63
Interest, net	161	52

EARNINGS BEFORE PROVISION FOR INCOME TAXES	1,674	2,370
Provision for Income Taxes	628	886
NET EARNINGS	$1,046	$1,484

Weighted Average Common Shares	1,959	2,114
BASIC EARNINGS PER SHARE	$0.53	$0.70

Diluted Weighted Average Common Shares	1,969	2,122
DILUTED EARNINGS PER SHARE	$0.53	$0.70

Dividends Declared Per Share	$0.225	$0.15

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts In Millions, Except Per Share Data)

	April 29, 2007	January 28, 2007
ASSETS
Current Assets:
Cash and Cash Equivalents	$938	$600
Short-Term Investments	1,143	14
Receivables, net	3,529	3,223
Merchandise Inventories	14,413	12,822
Other Current Assets	1,496	1,341
Total Current Assets	21,519	18,000

Property and Equipment, at cost	34,958	34,358
Less Accumulated Depreciation and Amortization	8,069	7,753
Net Property and Equipment	26,889	26,605
Notes Receivable	335	343
Goodwill	6,357	6,314
Other Assets	981	1,001
Total Assets	$56,081	$52,263

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$9,706	$7,356
Accrued Salaries and Related Expenses	1,175	1,307
Sales Taxes Payable	621	475
Deferred Revenue	1,806	1,634
Income Taxes Payable	539	217
Current Installments of Long-Term Debt	19	18
Other Accrued Expenses	1,977	1,924
Total Current Liabilities	15,843	12,931

Long-Term Debt, excluding current installments	11,640	11,643
Other Long-Term Liabilities	1,765	1,243
Deferred Income Taxes	1,160	1,416
Total Liabilities	30,408	27,233

STOCKHOLDERS’ EQUITY
Common Stock, par value $0.05; authorized: 10,000 shares; issued 2,427 shares at April 29, 2007 and 2,421 shares at January 28, 2007; outstanding 1,973 shares at April 29, 2007 and 1,970 shares at January 28, 2007	121	121
Paid-In Capital	8,040	7,930
Retained Earnings	33,544	33,052
Accumulated Other Comprehensive Income	443	310
Treasury Stock, at cost, 454 shares at April 29, 2007 and 451 shares at January 28, 2007	(16,475)	(16,383)
Total Stockholders’ Equity	25,673	25,030
Total Liabilities and Stockholders’ Equity	$56,081	$52,263

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts In Millions)

	Three Months Ended
	April 29, 2007	April 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$1,046	$1,484
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	485	450
Stock-Based Compensation Expense	55	77
Changes in Assets and Liabilities, net of the effects of acquisitions:
Increase in Receivables, net	(326)	(215)
Increase in Merchandise Inventories	(1,543)	(1,238)
Increase in Other Current Assets	(86)	(4)
Increase in Accounts Payable and Accrued Expenses	1,989	2,193
Increase in Deferred Revenue	170	204
Increase in Income Taxes Payable	549	702
Decrease in Deferred Income Taxes	(59)	(127)
Other	44	30
Net Cash Provided by Operating Activities	2,324	3,556

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(696)	(705)
Payments for Businesses Acquired, net	(31)	(3,330)
Proceeds from Sales of Property and Equipment	51	47
Purchases of Investments	(2,656)	(3,476)
Proceeds from Sales and Maturities of Investments	1,527	2,194
Net Cash Used in Investing Activities	(1,805)	(5,270)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of Short-Term Borrowings, net	—	(900)
Proceeds from Long-Term Borrowings, net of discount	—	3,984
Repayments of Long-Term Debt	(6)	(502)
Proceeds from Sale of Common Stock	69	161
Repurchase of Common Stock	(91)	(554)
Cash Dividends Paid to Stockholders	(443)	(318)
Other	280	290
Net Cash (Used in) Provided by Financing Activities	(191)	2,161

Increase in Cash and Cash Equivalents	328	447
Effect of Exchange Rate Changes on Cash and Cash Equivalents	10	24
Cash and Cash Equivalents at Beginning of Period	600	793
Cash and Cash Equivalents at End of Period	$938	$1,264

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts In Millions)

	Three Months Ended
	April 29, 2007	April 30, 2006
Net Earnings	$1,046	$1,484
Other Comprehensive Income:
Foreign Currency Translation Adjustments	133	59
Loss on Interest Rate Hedge (1)	—	(12)
Unrealized Gain on Investments (1)	—	1
Total Other Comprehensive Income	133	48
Comprehensive Income	$1,179	$1,532

(1)  These components of comprehensive income are reported net of income taxes.

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 28, 2007, as filed with the Securities and Exchange Commission (File No. 1-8207).

Business

The Home Depot, Inc. and its subsidiaries (the “Company”) operate The Home Depot stores, which are full-service, warehouse-style stores averaging approximately 105,000 square feet in size. The stores stock approximately 35,000 to 45,000 different kinds of building materials, home improvement supplies and lawn and garden products that are sold to do-it-yourself customers, do-it-for-me customers, home improvement contractors, tradespeople and building maintenance professionals. In addition, the Company operates EXPO Design Center stores (“EXPO”) and The Home Depot Landscape Supply stores.

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

The Company operates its business in two reportable segments, Retail and HD Supply. See Note 4 for further information on the Company’s segments.

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

All payments received prior to the completion of services are recorded in Deferred Revenue in the accompanying Consolidated Balance Sheets.  Retail services revenue was $779 million and $844 million for the three months ended April 29, 2007 and April 30, 2006, respectively.

Valuation Reserves

As of the end of the first quarter of fiscal 2007 and the end of fiscal year 2006, the valuation allowances for Merchandise Inventories and uncollectible Receivables were not material.

Reclassifications

Certain amounts in the prior fiscal period have been reclassified to conform with the presentation adopted in the current fiscal period.

2.   BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES

The reconciliation of basic to diluted weighted average common shares for the three months ended April 29, 2007 and April 30, 2006 was as follows (amounts in millions):

	Three Months Ended
	April 29, 2007	April 30, 2006
Weighted average common shares	1,959	2,114
Effect of potentially dilutive securities:
Stock Plans	10	8
Diluted weighted average common shares	1,969	2,122

Stock plans include shares granted under the Company’s employee stock purchase plans (“ESPP”) and stock incentive plans, as well as shares issued for deferred compensation stock plans.  Options to purchase 39.7 million and 32.3 million shares of common stock for the three months ended April 29, 2007 and April 30, 2006, respectively, were excluded from the computation of Diluted Earnings per Share because their effect would have been anti-dilutive.

3.   INCOME TAXES

On January 29, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”).  Among other things, FIN 48 requires application of a “more likely than not” threshold to the recognition and derecognition of tax positions. It further requires that a change in judgment related to prior years’ tax positions be recognized in the quarter of such change.  The January 29, 2007 adoption of FIN 48 reduced the Company’s Retained Earnings by $111 million.  As a result of the implementation, the gross amount of unrecognized tax benefits totaled $694 million and the Company’s opening accrual for interest and penalties is $123 million.  There are $539 million of unrecognized tax benefits included in the balance at January 29, 2007 whose resolution would affect the annual effective income tax rate.

During the three months ended April 29, 2007, the Company increased its unrecognized tax benefits by approximately $16 million for tax positions taken during the first quarter of fiscal 2007.  The Company also settled liabilities of $12 million during the first quarter of fiscal 2007 which resulted in an insignificant income statement impact.  During this same period, the Company accrued approximately $14 million in additional interest expense and paid $5 million of interest associated with uncertain tax positions.

The Company is under examination by the U.S. Internal Revenue Service, Canada Revenue Agency and the provinces of Ontario and Quebec, and many U.S. state and local tax authorities.  The U.S. Internal Revenue Service is currently auditing our consolidated income tax returns for 2003 and 2004, as well as certain subsidiary pre-acquisition returns for the years 2003, 2004 and 2005.  In addition, certain other tax deficiency issues and refund claims for previous years remain unresolved.  The Canadian governments are currently auditing income tax returns for the years 2001 to 2004.  There are U.S. state and local audits covering tax years 1994 to 2005.

The Company anticipates that few of these audits will be fully resolved during 2007.  However, the Company does believe that some individual audits or issues may be agreed upon within the next 12 months.  Accordingly, the Company has classified approximately $57 million of the reserve for unrecognized tax benefits as a short term liability in the accompanying Consolidated Balance Sheets.  The Company does not anticipate the resolution of these matters will result in a material change to its consolidated financial condition or results of operations.

4.   SEGMENT INFORMATION

The Company operates in two reportable business segments: Retail and HD Supply.  The Retail segment is principally engaged in the operation of retail stores located in the United States, Canada, Mexico and China. The HD Supply segment distributes products and sells installation services to business-to-business customers, including home builders, professional contractors, municipalities and maintenance professionals.  The Company identifies segments based on how management makes operating decisions, assesses performance and allocates resources.

The Retail segment includes The Home Depot stores, EXPO Design Center stores and other retail formats. The Retail segment also includes the Company’s retail services business and the Company’s catalog and on-line sales businesses.

The HD Supply segment consists of four major platforms: 1) infrastructure, including waterworks and utilities; 2) construction, including construction supply, lumber and building materials, electrical, plumbing/HVAC and interiors; 3) maintenance, including facilities maintenance and industrial PVF; and 4) repair and remodel.

The Company measures the profit of its segments as Operating Income, which is defined as earnings before net interest expense and provision for income taxes.  The amounts under the caption Eliminations/Other in the following tables are primarily unallocated corporate overhead and intersegment eliminations.

Net Sales by segment for the three months ended April 29, 2007 and April 30, 2006, were as follows (amounts in millions):

	Three Months Ended
	April 29, 2007	April 30, 2006
Retail	$18,546	$19,376
HD Supply	3,109	2,132
Eliminations/Other	(70)	(47)
Net Sales	$21,585	$21,461

Operating Income by segment and the reconciliation to Earnings Before Provision for Income Taxes for the three months ended April 29, 2007 and April 30, 2006, were as follows (amounts in millions):

	Three Months Ended
	April 29, 2007	April 30, 2006
Retail	$1,692	$2,278
HD Supply	163	149
Eliminations/Other	(20)	(5)
Operating Income	$1,835	$2,422
Interest, net	161	52
Earnings Before Provision for Income Taxes	$1,674	$2,370

THE HOME DEPOT, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

The Home Depot, Inc.:

We have reviewed the Consolidated Balance Sheet of The Home Depot, Inc. and subsidiaries as of April 29, 2007, and the related Consolidated Statements of Earnings, Cash Flows and Comprehensive Income for the three-month periods ended April 29, 2007 and April 30, 2006.  These Consolidated Financial Statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheet of The Home Depot, Inc. and subsidiaries as of January 28, 2007, and the related Consolidated Statements of Earnings, Stockholders’ Equity and Comprehensive Income, and Cash Flows for the year then ended (not presented herein); and in our report dated March 21, 2007, we expressed an unqualified opinion on those Consolidated Financial Statements.  In our opinion, the information set forth in the accompanying Consolidated Balance Sheet as of January 28, 2007, is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.

/s/ KPMG LLP

Atlanta, Georgia
June 5, 2007

THE HOME DEPOT, INC. AND SUBSIDIARIES

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements regarding our future performance made in this report are forward-looking statements. Forward-looking statements may relate to such matters as Net Sales growth, comparable store sales, impact of cannibalization, state of the residential construction and housing markets, state of the home improvement market, commodity price inflation and deflation, implementation of store initiatives, continuation of reinvestment plans, protection of intellectual property rights, Net Earnings performance, including Depreciation and Amortization expense, earnings per share, stock-based compensation expense, store openings and closures, capital allocation and expenditures, the effect of adopting certain accounting standards, return on invested capital, management of our purchasing or customer credit policies, strategic direction, including whether or not a sale or initial public offering of HD Supply will occur or, if a transaction is undertaken, its terms or timing, and the demand for our products and services.

These statements are based on currently available information and our current assumptions, expectations and projections about future events. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our forward-looking statements. These statements are not guarantees of future performance. They are subject to future events, risks and uncertainties – many of which are beyond our control – as well as potentially inaccurate assumptions, that could cause actual results to differ materially from our expectations and projections. Some of the material risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for fiscal 2006 as filed with the Securities and Exchange Commission (“SEC”).  You should read that information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report and our Consolidated Financial Statements and related notes in Item 1 of Part I of this report. We note such information for investors as permitted by the Private Securities Litigation Reform Act of 1995. There also may be other factors that we cannot anticipate or that are not described in this report, generally because we do not perceive them to be material, that could cause results to differ materially from our expectations.

Forward-looking statements speak only as of the date they are made, and we do not undertake to update these forward-looking statements except as may be required by law. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the SEC.

EXECUTIVE SUMMARY AND SELECTED CONSOLIDATED STATEMENTS OF EARNINGS DATA

For the first quarter of fiscal 2007, we reported Net Earnings of $1.0 billion and Diluted Earnings per Share of $0.53 compared to Net Earnings of $1.5 billion and Diluted Earnings per Share of $0.70 for the first quarter of fiscal 2006.  Net Sales increased 0.6% to $21.6 billion for the first quarter of fiscal 2007 from $21.5 billion for the first quarter of fiscal 2006.  Our gross profit margin was 32.9% and our operating margin was 8.5% for the first quarter of fiscal 2007.

The slowdown in the housing market and erratic weather conditions across the United States negatively affected our spring selling season. Our retail comparable store sales declined 7.6% in the first quarter of fiscal 2007 driven by a 5.0% decline in comparable store customer transactions, as well as a 2.9% decline in our average ticket to $59.01 in the first quarter of fiscal 2007. In addition, our retail services revenue decreased 7.7% to $779 million for the first quarter of fiscal 2007.

We remain committed to the long-term health of our business through our strategy of investing in our retail business and through the following five key priorities:

Associate Engagement - We have taken a number of actions to improve associate engagement by changing the way our associates are compensated, recognized and rewarded.  We invested in associate hours on the store floor, with a significant increase in payroll as a percent of sales. During the first quarter of fiscal 2007, we launched a program to hire master trade specialists, particularly certified plumbers and electricians, that bring experience and know-how to the store and to transfer knowledge to other associates.  We also continued our “Orange Juiced” program, a customer service incentive program for our store associates, and reintroduced merit badges.

Product Excitement - During the first quarter of fiscal 2007, we accelerated clearance markdowns to sell through existing product in order to make room for new merchandise as we launched our enhanced product line review process and in support of merchandising reset activities.

Shopping Environment - We invested $696 million in capital expenditures during the first quarter of fiscal 2007 primarily for new store construction, store modernization and store maintenance. In an effort to improve the shopping environment, we continued our store reinvestment program with approximately 20% of our planned maintenance projects for fiscal 2007, such as restroom remodels, floor polishing, re-lamping and lot striping, in progress or complete.

Product Availability - We are in the early stages of our supply chain transformation to improve product availability.  We have improved management of our in stock position, implemented enhancements to our replenishment systems, instituted a new warehouse management system and have begun to pilot our new centralized distribution concept.

Own the Pro - We have made significant improvements in the services we provide our pro customers, particularly through our bid room. The pro bid room, which is available in all of our stores, allows us to leverage the buying power of The Home Depot for the benefit of our pro customers.  Our direct ship program allows us to have large orders delivered from our vendors to the customer’s job site directly, reducing handling, lead-time and cost and builds loyalty with the pro customer.

We opened 26 new stores during the first quarter of fiscal 2007, including one relocation, and closed two floor stores bringing our total store count to 2,170.  As of the end of the first quarter of fiscal 2007, 230, or approximately 11%, of our stores were located in Canada, Mexico or China compared to 197 as of the end of the first quarter of fiscal 2006.

During the first quarter of fiscal 2007, HD Supply experienced 46% Net Sales growth over the comparable period of last year and accounted for approximately 14% of our total Net Sales for the first quarter of fiscal 2007. This sales growth was driven by acquisitions, as organic Net Sales for the HD Supply segment decreased 6.5% in the first quarter of fiscal 2007.

In February 2007, we announced our decision to evaluate strategic alternatives for HD Supply including a possible sale. Our review is ongoing and we will wait to comment on it until it is completed.

We generated $2.3 billion of cash flow from operations in the first quarter of fiscal 2007. We used this cash flow to fund $696 million in capital expenditures and $534 million of share repurchases and dividends.

At the end of the first quarter of fiscal 2007, our long-term debt-to-equity ratio was 45% compared to 24% at the end of the first quarter of fiscal 2006, reflecting our increased long-term debt levels. Our return on invested capital (computed on beginning long-term debt and equity for the trailing four quarters) was 16.5% compared to 24.2% for the first quarter of fiscal 2006, a decrease of 770 basis points, reflecting both our Retail operating performance and lower returns in our HD Supply segment.

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

			% Increase
			(Decrease)
	% of Net Sales		in Dollar
	Three Months Ended		Amounts
	April 29, 2007	April 30, 2006	2007 vs. 2006
NET SALES	100.0%	100.0%	0.6%

GROSS PROFIT	32.9	33.7	(1.8)
Operating Expenses:
Selling, General and Administrative	22.3	20.4	9.6
Depreciation and Amortization	2.1	2.0	8.3
Total Operating Expenses	24.4	22.4	9.5
OPERATING INCOME	8.5	11.3	(24.2)
Interest (Income) Expense:
Interest and Investment Income	(0.1)	(0.0)	0.0
Interest Expense	0.8	0.3	173.0
Interest, net	0.7	0.3	209.6

EARNINGS BEFORE PROVISION FOR INCOME TAXES	7.8	11.0	(29.4)
Provision for Income Taxes	2.9	4.1	(29.1)
NET EARNINGS	4.9%	6.9%	(29.5)%
SELECTED SALES DATA(1)
Number of Retail Customer Transactions (in millions)	318	322	(1.2)%
Average Ticket	$59.01	$60.75	(2.9)
Weighted Average Weekly Sales Per Operating Store (in thousands)	$665	$736	(9.6)
Weighted Average Sales per Square Foot	$329	$364	(9.4)%
Retail Comparable Store Sales (Decrease) Increase (%)(2)	(7.6)%	0.2%	N/A

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

RESULTS OF OPERATIONS

We operate in two reportable business segments: Retail and HD Supply.  The Retail segment is principally engaged in the operation of retail stores located in the United States, Canada, Mexico and China. The HD Supply segment distributes products and sells installation services to business-to-business customers, including home builders, professional contractors, municipalities and maintenance professionals.  We identify segments based on how management makes operating decisions, assesses performance and allocates resources.

The Retail segment includes The Home Depot stores, EXPO Design Center stores (“EXPO”) and other retail formats. The Retail segment also includes our retail services business and our catalog and on-line sales businesses.

The HD Supply segment consists of four major platforms: 1) infrastructure, including waterworks and utilities; 2) construction, including construction supply, lumber and building materials, electrical, plumbing/HVAC and interiors; 3) maintenance, including facilities maintenance and industrial PVF; and 4) repair and remodel.

Total Net Sales for the first quarter of fiscal 2007 increased 0.6%, or $124 million, to $21.6 billion from $21.5 billion for the first quarter of fiscal 2006. We experienced Net Sales growth of $977 million in our HD Supply segment but a Net Sales decline of $830 million in our Retail segment for the first quarter of fiscal 2007.

In the first quarter of fiscal 2007, Net Sales for our Retail segment were $18.5 billion, a 4.3% decrease from the first quarter of fiscal 2006.  The decrease in Retail segment Net Sales for the first quarter of fiscal 2007 reflects the impact of negative retail comparable store sales of 7.6%, partially offset by sales from stores open less than one year.  Additionally, our average ticket decreased 2.9% to $59.01 for the first quarter of fiscal 2007 from $60.75 for the same period last year.  The decrease in Retail segment Net Sales for the first quarter of fiscal 2007 also reflects a decrease in retail services revenue, which decreased 7.7% to $779 million from $844 million for the first quarter of fiscal 2006.

There were a number of factors that contributed to our retail comparable store sales decline.  The housing and home improvement markets continued to be soft, especially in some of our traditionally strong markets such as Florida and the Northeast.  Also, the weather was challenging, as we experienced unseasonably cold and wet weather in April.  In addition, falling lumber prices negatively impacted our results.  In the first quarter of fiscal 2007, lumber price deflation negatively impacted our retail comparable store sales by 95 basis points.  We saw relative strength in Electrical and Lighting, Plumbing, Garden and Appliances as same store sales in these areas were above the Company average.

Our Mexican stores posted a double digit retail comparable store sales increase in the first quarter of fiscal 2007 and Canada’s retail comparable store sales were above that of the U.S.  The integration of our new China locations is progressing in accordance with our plan.

In order to meet our customer service objectives, we strategically open stores near market areas served by existing stores (“cannibalize”) to enhance service levels, gain incremental sales and increase market penetration.  Our new stores cannibalized approximately 9% of our existing stores as of the first quarter of fiscal 2007, which had a negative impact to retail comparable store sales of approximately 1%.

Net Sales for our HD Supply segment were $3.1 billion, an increase of 46% over the comparable period of fiscal 2006 resulting from acquisitions.  Similar to the challenges facing our Retail segment, organic Net Sales for the HD Supply segment decreased 6.5% in the first quarter of fiscal 2007.

We believe that our sales performance has been, and could continue to be, negatively impacted by the level of competition that we encounter in various markets.  Due to the highly-fragmented U.S. home improvement and professional supply industry, in which we estimate our market share is approximately 10%; measuring the impact on our sales by our competitors is extremely difficult.

Total Gross Profit decreased 1.8% to $7.1 billion for the first quarter of fiscal 2007 from $7.2 billion for the first quarter of fiscal 2006. Total Gross Profit as a percent of Net Sales decreased 80 basis points to 32.9% for the first quarter of fiscal 2007,  compared to 33.7% for the first quarter of fiscal 2006. Our gross profit margin was impacted by a number of factors during the first quarter of fiscal 2007. Given the growth in our HD Supply segment, we are experiencing a higher penetration of the lower margin HD Supply businesses. In the first quarter of fiscal 2007, approximately 12% of our total Gross Profit came from our HD Supply segment as compared to approximately 8% for the same period of last year. The increased penetration of our HD Supply segment negatively impacted our total gross profit margin by 38 basis points for the first quarter of fiscal 2007. The gross profit margin for our HD Supply segment decreased approximately 94 basis points to 26.8% for the first quarter of fiscal 2007 compared to 27.8% for the comparable period of last year, reflecting a change in the mix of businesses owned, including Hughes Supply.

The remaining 42 basis points of contraction in our total Gross Profit came from a decline in our Retail segment Gross Profit. The gross profit margin for our Retail segment decreased approximately 47 basis points to 33.8% for the first quarter of fiscal 2007 compared to 34.3% for the comparable period of last year.  Clearance markdowns associated with our reset activity and our product line reviews negatively impacted our Retail segment gross profit margin by 54 basis points for the first quarter of fiscal 2007.  Additionally, a higher penetration of lower margin categories like appliances contributed to the decline in Retail segment gross profit margin.  These decreases were partially offset by a benefit of 37 basis points of gross profit margin expansion arising from lower financing costs associated with our private label credit card financing programs.  Through our private label credit card we offer no interest/no payment programs and the cost of these programs has been reduced beginning in fiscal 2007.  For the first quarter of fiscal 2007, the penetration of our private label credit sales was 29% compared to 27% for the first quarter of fiscal 2006.

Operating Expenses increased 9.5% to $5.3 billion for the first quarter of fiscal 2007 from $4.8 billion for the first quarter of fiscal 2006. Operating Expenses as a percent of Net Sales were 24.4% for the first quarter of fiscal 2007 compared to 22.4% for the first quarter of fiscal 2006, an increase of 199 basis points.

Selling, General and Administrative Expense (“SG&A”) increased 9.6% to $4.8 billion for the first quarter of fiscal 2007 from $4.4 billion for the first quarter of fiscal 2006. As a percent of Net Sales, SG&A was 22.3% for the first quarter of fiscal 2007 compared to 20.4% for the first quarter of fiscal 2006.  We experienced expense deleverage in both our Retail and HD Supply segments.  In support of our five key priorities, our Retail segment experienced deleverage in every major expense category. For example, in addition to our recognition programs, we elected to keep associates on the floor of our retail stores, even though sales were softer than our plan.  In the first quarter of fiscal 2007, payroll as a percent of Net Sales in our Retail segment increased by 76 basis points from the first quarter of fiscal 2006.

Depreciation and Amortization increased 8.3% to $455 million for the first quarter of fiscal 2007 from $420 million for the first quarter of fiscal 2006. Depreciation and Amortization as a percent of Net Sales was 2.1% for the first quarter of fiscal 2007 and 2.0% for the first quarter of fiscal 2006. The increase as a percentage of Net Sales for the first quarter of fiscal 2007 was primarily due to depreciation of our investments in store modernization and technology and the amortization of intangible assets acquired as part of our recent acquisitions.

In the first quarter of fiscal 2007, we recognized $161 million of net Interest Expense compared to $52 million in the first quarter of fiscal 2006. Net Interest Expense as a percent of Net Sales was 0.7% for the first quarter of fiscal 2007 and 0.3% for the first quarter of fiscal 2006. This increase was primarily due to additional interest incurred related to the March 2006 issuance of $1.0 billion of 5.20% Senior Notes and $3.0 billion of 5.40% Senior Notes and the December 2006 issuance of $750 million of floating rate Senior Notes, $1.25 billion of 5.25% Senior Notes and $3.0 billion of 5.875% Senior Notes.

Our combined federal and state effective income tax rate increased to 37.5% for the first quarter of fiscal 2007 from 37.4% for the comparable period of fiscal 2006.  The increase in our effective income tax rate was primarily due to a one-time expense in the first quarter of fiscal 2007 for the impact on beginning deferred tax liabilities of state income tax rate increases enacted during the first quarter of fiscal 2007 related to certain subsidiaries.

Diluted Earnings per Share were $0.53 for the first quarter of fiscal 2007 compared to $0.70 for the first quarter of fiscal 2006. Diluted Earnings per Share were favorably impacted for the first quarter of fiscal 2007 and 2006 by the repurchase of shares of our common stock under our $17.5 billion repurchase authorization.  Since the inception of the program in 2002, we have repurchased 454 million shares of our common stock for a total of $16.5 billion.  As of April 29, 2007, we had $1.0 billion remaining under our authorized share repurchase program.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operations provides us with a significant source of liquidity.  During the first quarter of fiscal 2007, Net Cash Provided by Operating Activities decreased to $2.3 billion compared to $3.6 billion for the same period of fiscal 2006. This decrease was primarily a result of a decrease in Net Earnings and working capital changes in the first quarter of fiscal 2007.

Net Cash Used in Investing Activities for the first quarter of fiscal 2007 was $1.8 billion compared to $5.3 billion for the same period of fiscal 2006. The decrease was primarily the result of a decrease in Payments for Businesses Acquired of $3.3 billion as Hughes Supply was purchased in the first quarter of fiscal 2006.

During the first quarter of fiscal 2007, Net Cash Used in Financing Activities was $191 million compared with $2.2 billion of Net Cash Provided by Financing Activities for the same period of fiscal 2006. The change was primarily due to $3.5 billion of net debt proceeds in the first quarter of fiscal 2006 partially offset by fewer share repurchases in the first quarter of fiscal 2007 and the repayment of $900 million of Short-Term Debt outstanding under our commercial paper program in the first quarter of fiscal 2006.

We have a commercial paper program that allows for borrowings up to $2.5 billion.  In connection with the program, we have a back-up credit facility with a consortium of banks for borrowings up to $2.0 billion.  As of April 29, 2007, there were no borrowings outstanding under the program or the credit facility.  The credit facility, which expires in December 2010, contains various restrictive covenants, none of which is expected to impact our liquidity or capital resources.

As of the end of the first quarter of fiscal 2007, our long-term debt-to-equity ratio was 45.3% compared to 23.9% at the end of the first quarter of fiscal 2006. The increase in our long-term debt-to-equity ratio reflects the net increase in Long-Term Debt as a result of the issuance of Senior Notes in December of fiscal 2006.

As of April 29, 2007, we had $2.1 billion in Cash and Short-Term Investments.  We believe that our current cash position and cash flow generated from operations should be sufficient to enable us to complete our capital expenditure programs and any required long-term debt payments through the next several fiscal years.  In addition, we have funds available from the $2.5 billion commercial paper program and the ability to obtain alternative sources of financing for other requirements.

In December 2006, we entered into a $3 billion accelerated share repurchase agreement with a financial institution pursuant to which we repurchased approximately 75 million shares of our common stock. Under the agreement, the financial institution purchased an equivalent number of shares of our common stock in the open market. The shares repurchased by us were subject to a future purchase price adjustment based upon the weighted average price of our common stock over an agreed period. In March 2007, we settled the accelerated share repurchase. We elected settlement in cash and received $36 million from the financial institution, which was recorded as an offset to our cost of treasury stock in the first quarter of fiscal 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income tax reporting by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that companies recognize tax benefits in their financial statements for a tax position only if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and was therefore effective for The Home Depot in the first quarter of fiscal 2007.  See Note 3 in the Notes to Consolidated Financial Statements for more information on the impact of The Home Depot adopting FIN 48.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risks results primarily from fluctuations in interest rates.  There have been no material changes to our exposure to market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2007.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the fiscal quarter ended April 29, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE HOME DEPOT, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

Reference is made to page 14 of the Company’s 2006 Form 10-K which describes three class actions filed by former employees of the Company that allege breach of fiduciary duty in violation of the Employee Retirement Income Security Act of 1974 in connection with the Company’s return-to-vendor and stock option practices.  In the first quarter of fiscal 2007, the plaintiffs joined together in one case and voluntarily dismissed the other two cases. In March 2007, the three original plaintiffs and two additional former employees filed a joint amended complaint seeking certification as a class action, unspecified damages, costs, attorneys’ fees and equitable and injunctive relief. The defendants have filed a motion to dismiss the joint amended complaint.  The Company believes this action is without merit and intends to defend it vigorously.

Reference is made to page 14 of the Company’s 2006 Form 10-K which describes one derivative action filed by an alleged shareholder of the Company nominally on behalf of the Company that alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment in connection with the Company’s stock option and compensation practices.  In the first quarter of fiscal 2007, two additional derivative actions were filed in the U.S. District Court for the Northern District of Georgia in Atlanta by alleged shareholders of the Company nominally on behalf of the Company based on the same or similar allegations and seeking the same relief.

Item 1A.   Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Form 10-K for fiscal 2006 as filed with the SEC.  These risks could materially and adversely affect our business, financial condition and results of operations.  The risks described in our Form 10-K are not the only risks we face.  Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)           During the first quarter of fiscal 2007, the Company issued 4,207 deferred stock units under The Home Depot, Inc. NonEmployee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The deferred stock units were credited to the accounts of such nonemployee directors who elected to receive board and committee fees in the form of deferred stock units instead of receiving such fees in cash as payment for board and committee meetings held during the first quarter of fiscal 2007. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.

During the first quarter of fiscal 2007, the Company credited 84,146 deferred stock units to participant accounts under The Home Depot FutureBuilder Restoration Plan pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following the termination of services as described in this plan.

(c)           Since fiscal 2002, the Company has repurchased shares of its common stock having a value of approximately $16.5 billion. The number and average price of shares purchased in each fiscal month of the first quarter of fiscal 2007 are set forth in the table below:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(3)
January 29, 2007 - February 25, 2007	371,428	$42.00	—	$1,116,575,324
February 26, 2007 - March 25, 2007	2,503,944	$37.46	2,500,000	$1,059,036,077
March 26, 2007 - April 29, 2007	924,343	$36.82	919,000	$1,025,170,744

(1)       These amounts include repurchases pursuant to the Company’s 1997 and 2005 Omnibus Stock Incentive Plans (the “Plans”). Under the Plans, participants may exercise stock options by surrendering shares of common stock that the participants already own as payment of the exercise price. Participants in the Plans may also surrender shares as payment of applicable tax withholding on the vesting of restricted stock and deferred share awards. Shares so surrendered by participants in the Plans are repurchased pursuant to the terms of the Plans and applicable award agreement and not pursuant to publicly announced share repurchase programs. For the quarter ended April 29, 2007, the following shares of The Home Depot common stock were surrendered by participants in the Plans and included in the total number of shares purchased: January 29, 2007 - February 25, 2007 - 371,428 shares at an average price per share of $42.00; February 26, 2007 - March 25, 2007 - 3,944 shares at an average price per share of $38.81; March 26, 2007 - April.29, 2007 -5,343 shares at an average price per share of $38.17.

(2)       The Company’s common stock repurchase program was initially announced on July 15, 2002. As of the beginning of the first quarter of fiscal 2007, the Board had approved purchases up to $17.5 billion. The program does not have a prescribed expiration date.

(3)       During the first quarter of fiscal 2007, the Company settled the accelerated share repurchase transaction executed in December 2006.  The Company elected settlement in cash and received $36 million, which increased the approximate dollar value of shares that may yet be purchased under the program.

THE HOME DEPOT, INC. AND SUBSIDIARIES

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on May 24, 2007, shareholders of the Company elected the following nominees to the Board of Directors to serve a one-year term.  Votes cast were as follows:

David H. Batchelder
For: 1,696,296,262
Against: 20,635,340
Abstain: 22,607,414

Francis S. Blake
For: 1,692,676,045
Against: 25,317,132
Abstain: 21,545,840

Gregory D. Brenneman
For: 1,639,659,980
Against: 77,122,031
Abstain: 22,757,005

John L. Clendenin
For: 1,585,382,460
Against: 131,791,898
Abstain: 22,364,659

Claudio X. González
For: 1,248,832,034
Against: 463,401,849
Abstain: 27,305,132

Milledge A. Hart, III
For: 1,628,219,741
Against: 88,168,803
Abstain: 23,150,472

Bonnie G. Hill
For: 1,586,003,332
Against: 131,365,480
Abstain: 22,170,204

Laban P. Jackson, Jr.
For: 1,690,017,498
Against: 25,299,606
Abstain: 24,221,913

Helen Johnson-Leipold
For: 1,692,098,236
Against: 23,223,014
Abstain: 24,217,767

Lawrence R. Johnston
For: 1,638,338,237
Against: 78,638,296
Abstain: 22,562,483

Kenneth G. Langone
For: 1,138,995,855
Against: 575,738,599
Abstain: 24,804,563

Shareholders ratified the appointment of KPMG LLP as the Company’s independent registered public accounting firm for fiscal 2007. Votes cast were as follows:

For: 1,693,239,169
Against: 26,743,592
Abstain: 19,556,256

Shareholders rejected a shareholder proposal regarding poison pill implementation.  Votes cast were as follows:

For: 358,612,372
Against: 963,902,337
Abstain: 39,222,327
Non-votes: 377,801,980

Shareholders rejected a shareholder proposal regarding employment diversity report disclosure. Votes cast were as follows:

For: 291,293,896
Against: 847,158,176
Abstain: 223,287,796
Non-votes: 377,799,149

Shareholders rejected a shareholder proposal regarding executive officer compensation. Votes cast were as follows:

For: 539,386,914
Against: 710,026,185
Abstain: 112,324,538
Non-votes: 377,801,380

Shareholders rejected a shareholder proposal regarding management bonuses. Votes cast were as follows:

For: 289,511,504
Against: 1,048,534,904
Abstain: 23,686,744
Non-votes: 377,805,864

Shareholders rejected a shareholder proposal regarding retirement benefits. Votes cast were as follows:

For: 584,175,654
Against: 754,448,348
Abstain: 23,114,865
Non-votes: 377,800,149

Shareholders rejected a shareholder proposal regarding equity compensation. Votes cast were as follows:

For: 430,764,448
Against: 906,674,002
Abstain: 24,300,418
Non-votes: 377,800,149

Shareholders rejected a shareholder proposal regarding pay-for-superior performance.  Votes cast were as follows:

For: 489,175,354
Against: 835,099,298
Abstain: 37,465,215
Non-votes: 377,799,149

Shareholders rejected a shareholder proposal regarding political nonpartisanship. Votes cast were as follows:

For: 118,430,865
Against: 1,011,679,690
Abstain: 231,629,312
Non-votes: 377,799,149

Shareholders rejected a shareholder proposal regarding chairman and CEO. Votes cast were as follows:

For: 450,549,947
Against: 886,449,561
Abstain: 24,739,359
Non-votes: 377,800,149

Item 6.  Exhibits

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter of KPMG LLP, Acknowledgement of Independent Registered Public Accounting Firm, dated June 5, 2007.

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer and Executive Vice President—Corporate Services pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Executive Vice President—Corporate Services, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HOME DEPOT, INC.
(Registrant)

	By:	/s/ FRANCIS S. BLAKE
Francis S. Blake
Chairman &
Chief Executive Officer

/s/ CAROL B. TOMÉ
Carol B. Tomé
Chief Financial Officer &
Executive Vice President -
May 29, 2007		Corporate Services
(Date)

THE HOME DEPOT, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit	Description

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter of KPMG LLP, Acknowledgement of Independent Registered Public Accounting Firm, dated June 5, 2007.

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Executive Vice President—Corporate Services, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.