Form 10-Q
period 2007-07-29
HOME DEPOT INC
filed 2007-09-04
CIK 354950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2007

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

$0.05 par value 1,977,904,894 shares of common stock, as of August 30, 2007

THE HOME DEPOT, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(Amounts In Millions, Except Per Share Data)

	Three Months Ended		Six Months Ended
	July 29, 2007	July 30, 2006	July 29, 2007	July 30, 2006
NET SALES	$22,184	$22,592	$40,729	$41,970
Cost of Sales	14,843	15,136	27,125	27,878
GROSS PROFIT	7,341	7,456	13,604	14,092

Operating Expenses:
Selling, General and Administrative	4,370	4,146	8,556	8,125
Depreciation and Amortization	414	395	819	780
Total Operating Expenses	4,784	4,541	9,375	8,905

OPERATING INCOME	2,557	2,915	4,229	5,187

Interest (Income) Expense:
Interest and Investment Income	(27)	(6)	(38)	(17)
Interest Expense	172	104	343	166
Interest, net	145	98	305	149

EARNINGS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	2,412	2,817	3,924	5,038
Provision for Income Taxes	891	1,116	1,456	1,946
EARNINGS FROM CONTINUING OPERATIONS	1,521	1,701	2,468	3,092
EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAX	66	161	165	254
NET EARNINGS	$1,587	$1,862	$2,633	$3,346

Weighted Average Common Shares	1,960	2,065	1,960	2,090

BASIC EARNINGS PER SHARE FROM CONTINUING OPERATIONS	$0.78	$0.82	$1.26	$1.48
BASIC EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS	$0.03	$0.08	$0.08	$0.12
BASIC EARNINGS PER SHARE	$0.81	$0.90	$1.34	$1.60

Diluted Weighted Average Common Shares	1,969	2,072	1,969	2,097

Diluted Earnings per Share from Continuing Operations	$0.77	$0.82	$1.25	$1.47
Diluted Earnings per Share from Discontinued Operations	$0.03	$0.08	$0.08	$0.12
Diluted Earnings Per Share	$0.81	$0.90	$1.34	$1.60

Dividends Declared Per Share	$0.225	$0.15	$0.45	$0.30

Note:  The sum of Diluted Earnings per Share from Continuing Operations and Diluted Earnings Per Share from Discontinued Operations may not total Diluted Earnings Per Share due to rounding.

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts In Millions, Except Per Share Data)

	July 29, 2007	January 28, 2007
ASSETS
Current Assets:
Cash and Cash Equivalents	$987	$600
Short-Term Investments	2,037	14
Receivables, net	1,554	3,223
Merchandise Inventories	12,287	12,822
Other Current Assets	1,226	1,341
Current Assets of Discontinued Operations	3,781	—
Total Current Assets	21,872	18,000

Property and Equipment, at cost	34,921	34,358
Less Accumulated Depreciation and Amortization	8,272	7,753
Net Property and Equipment	26,649	26,605
Notes Receivable	341	343
Goodwill	1,189	6,314
Other Assets	282	1,001
Noncurrent Assets of Discontinued Operations	6,531	—
Total Assets	$56,864	$52,263

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$7,686	$7,356
Accrued Salaries and Related Expenses	1,077	1,307
Sales Taxes Payable	536	475
Deferred Revenue	1,691	1,634
Income Taxes Payable	403	217
Current Installments of Long-Term Debt	15	18
Other Accrued Expenses	2,065	1,924
Current Liabilities of Discontinued Operations	1,714	—
Total Current Liabilities	15,187	12,931
Long-Term Debt, excluding current installments	11,628	11,643
Other Long-Term Liabilities	1,688	1,243
Deferred Income Taxes	771	1,416
Noncurrent Liabilities of Discontinued Operations	415	—
Total Liabilities	29,689	27,233
STOCKHOLDERS’ EQUITY
Common Stock, par value $0.05; authorized: 10,000 shares; issued 2,432 shares at July 29, 2007 and 2,421 shares at January 28, 2007; outstanding 1,978 shares at July 29, 2007 and 1,970 shares at January 28, 2007	122	121
Paid-In Capital	8,248	7,930
Retained Earnings	34,688	33,052
Accumulated Other Comprehensive Income	592	310
Treasury Stock, at cost, 454 shares at July 29, 2007 and 451 shares at January 28, 2007	(16,475)	(16,383)
Total Stockholders’ Equity	27,175	25,030
Total Liabilities and Stockholders’ Equity	$56,864	$52,263

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts In Millions)

	Six Months Ended
	July 29, 2007	July 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$2,633	$3,346
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	963	932
Stock-Based Compensation Expense	111	146
Changes in Assets and Liabilities, net of the effects of acquisitions:
Increase in Receivables, net	(256)	(320)
Increase in Merchandise Inventories	(1,108)	(1,441)
Increase in Other Current Assets	(6)	(41)
Increase in Accounts Payable and Accrued Expenses	1,482	2,297
Increase in Deferred Revenue	64	114
Increase in Income Taxes Payable	466	124
Decrease in Deferred Income Taxes	(18)	(82)
Other	134	137
Net Cash Provided by Operating Activities	4,465	5,212

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(1,570)	(1,503)
Payments for Businesses Acquired, net	(30)	(3,811)
Proceeds from Sales of Property and Equipment	103	65
Purchases of Investments	(8,220)	(4,588)
Proceeds from Sales and Maturities of Investments	6,198	4,613
Net Cash Used in Investing Activities	(3,519)	(5,224)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of Short-Term Borrowings, net	—	(800)
Proceeds from Long-Term Borrowings, net of discount	—	3,984
Repayments of Long-Term Debt	(10)	(503)
Proceeds from Sale of Common Stock, net	198	236
Repurchase of Common Stock	(91)	(2,795)
Cash Dividends Paid to Stockholders	(886)	(628)
Other	235	347
Net Cash Used in Financing Activities	(554)	(159)

Increase (Decrease) in Cash and Cash Equivalents	392	(171)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	9	23
Cash and Cash Equivalents at Beginning of Period	600	793
Cash and Cash Equivalents at End of Period	1,001	645
Cash and Cash Equivalents of Discontinued Operations at End of Period	(14)	—
Cash and Cash Equivalents of Continuing Operations at End of Period	$987	$645

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts In Millions)

	Three Months Ended		Six Months Ended
	July 29, 2007	July 30, 2006	July 29, 2007	July 30, 2006
Net Earnings	$1,587	$1,862	$2,633	$3,346
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	149	(54)	282	5
Interest Rate Hedge (1)	—	1	—	(11)
Unrealized Loss on Investments (1)	—	(1)	—	—
Total Other Comprehensive Income (Loss)	149	(54)	282	(6)
Comprehensive Income	$1,736	$1,808	$2,915	$3,340

(1)  These components of comprehensive income are reported net of income taxes.

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 28, 2007, as filed with the Securities and Exchange Commission (File No. 1-8207).

Business

The Home Depot, Inc. and subsidiaries (the “Company”) operate The Home Depot stores, which are full-service, warehouse-style stores averaging approximately 105,000 square feet in size. The stores stock approximately 35,000 to 45,000 different kinds of building materials, home improvement supplies and lawn and garden products that are sold to do-it-yourself customers, do-it-for-me customers, home improvement contractors, tradespeople and building maintenance professionals.  In addition, the Company operates EXPO Design Center stores (“EXPO”) and The Home Depot Landscape Supply stores.  Information related to the Company’s discontinued HD Supply business is discussed in Note 2.

Valuation Reserves

As of July 29, 2007 and January 28, 2007, the valuation allowances for Merchandise Inventories and uncollectible Receivables were not material.

Reclassifications

Certain amounts in the prior fiscal period have been reclassified to conform with the presentation adopted in the current fiscal period.

2.  DISCONTINUED OPERATIONS

In February 2007, the Company announced its decision to evaluate strategic alternatives for HD Supply in order to maximize shareholder value. On June 19, 2007, the Company entered into an agreement to sell HD Supply to a consortium of private equity firms. On August 27, 2007, the Company amended the purchase and sale agreement. On August 30, 2007, the Company closed the sale of HD Supply for a purchase price of $8.5 billion.  In connection with the sale, the Company purchased a 12.5% equity interest in HD Supply for $325 million and guaranteed a $1.0 billion senior secured loan of HD Supply.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company reclassified the results of HD Supply as discontinued operations in its Consolidated Statements of Earnings for all periods presented.

The following table presents Net Sales and Earnings Before Provision for Income Taxes of HD Supply which have been reclassified to discontinued operations in the Consolidated Statements of Earnings for the three and six months ended July 29, 2007 and July 30, 2006 (amounts in millions):

	Three Months Ended		Six Months Ended
	July 29, 2007	July 30, 2006	July 29, 2007	July 30, 2006
Net Sales	$3,195	$3,433	$6,235	$5,517
Earnings Before Provision for Income Taxes	$192	$263	$354	$413

In addition, the Company reclassified the assets and liabilities of HD Supply as discontinued operations in its Consolidated Balance Sheet as of July 29, 2007, the major classes of which are detailed in the following table (amounts in millions):

July 29, 2007
Cash and Cash Equivalents	$14
Receivables, net	1,930
Merchandise Inventories	1,738
Other Current Assets	99
Current Assets of Discontinued Operations	$3,781

Net Property and Equipment	$690
Goodwill	5,184
Other Assets	657
Noncurrent Assets of Discontinued Operations	$6,531

Accounts Payable	$1,280
Accrued Salaries and Related Expenses	182
Sales Tax Payable	41
Deferred Revenue	11
Income Taxes Payable	62
Current Installments of Long-Term Debt	5
Other Accrued Expenses	133
Current Liabilities of Discontinued Operations	$1,714

Long-Term Debt, excluding current installments	$11
Other Long-Term Liabilities	66
Deferred Income Taxes	338
Noncurrent Liabilities of Discontinued Operations	$415

3.   BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES

The reconciliation of basic to diluted weighted average common shares is as follows (amounts in millions):

	Three Months Ended		Six Months Ended
	July 29, 2007	July 30, 2006	July 29, 2007	July 30, 2006
Weighted average common shares	1,960	2,065	1,960	2,090
Effect of potentially dilutive securities:
Stock Plans	9	7	9	7
Diluted weighted average common shares	1,969	2,072	1,969	2,097

Stock plans include shares granted under the Company’s employee stock purchase plans (“ESPP”) and stock incentive plans, as well as shares issued under deferred compensation stock plans.  Options to purchase 37.0 million and 55.1 million shares of common stock for the three months ended July 29, 2007 and July 30, 2006, respectively, and options to purchase 38.4 million and 43.7 million shares of common stock for the six months ended July 29, 2007 and July 30, 2006, respectively, were excluded from the computation of Diluted Earnings per Share because their effect would have been anti-dilutive.

4.  INCOME TAXES

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

During the second quarter and first six months of fiscal 2007, the Company increased its unrecognized tax benefits by approximately $16 million and $32 million, respectively, for tax positions taken during those periods.  During the second quarter and first six months of fiscal 2007, the Company increased its unrecognized tax benefits by approximately $24 million for positions taken related to prior periods. The Company also settled liabilities of $8 million and $20 million during the second quarter and first six months of fiscal 2007, respectively, which resulted in an insignificant income statement impact.  The gross amount of unrecognized tax benefits as of July 29, 2007 totaled $703 million, which includes $433 million of net unrecognized tax benefits that, if recognized, would affect the annual effective income tax rate.

During the second quarter and first six months of fiscal 2007, the Company accrued approximately $14 million and $28 million, respectively, in additional interest expense and paid less than $1 million and $5 million, respectively, of interest associated with uncertain tax positions for those same periods.  There have been no penalty accruals during the first six months of fiscal 2007.  Interest and penalties are not included as a component of Provision for Income Taxes, but are included in net interest expense and operating expenses, respectively.  Our classification of interest and penalties did not change as a result of the adoption of FIN 48.

The U.S. Internal Revenue Service (“IRS”) completed its audit of our consolidated income tax returns for 2003 and 2004, and continues its review of certain subsidiary pre-acquisition returns for the years 2003, 2004 and 2005.  In addition, certain other tax deficiency issues and refund claims for previous years remain unresolved.  The Canadian governments, including the provinces of Alberta, British Columbia, Ontario and Quebec, are currently auditing income tax returns for the years 2001 to 2004.  There are U.S. state and local audits covering tax years 1994 to 2005. The Company anticipates that few of these audits will be fully resolved during fiscal 2007.

The Company believes that some individual adjustments from the completed IRS audit and other audits may be agreed upon within the next twelve months.  Accordingly, the Company has classified approximately $84 million of the reserve for unrecognized tax benefits as a short-term liability in the accompanying Consolidated Balance Sheets.  Final settlement of these audit issues may result in payments that are more or less than this amount, but the Company does not anticipate the resolution of these matters will result in a material change to its consolidated financial position or results of operations.

THE HOME DEPOT, INC. AND SUBSIDIARIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
The Home Depot, Inc.:

We have reviewed the Consolidated Balance Sheet of The Home Depot, Inc. and subsidiaries as of July 29, 2007, and the related Consolidated Statements of Earnings and Comprehensive Income for the three-month and six-month periods ended July 29, 2007 and July 30, 2006, and the related Consolidated Statements of Cash Flows for the six-month periods ended July 29, 2007 and July 30, 2006.  These Consolidated Financial Statements are the responsibility of the Company’s management.

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
August 31, 2007

THE HOME DEPOT, INC. AND SUBSIDIARIES

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements regarding our future performance made in this report are forward-looking statements. Forward-looking statements may relate to such matters as Net Sales growth, comparable store sales, impact of cannibalization, state of the residential construction and housing markets, state of the home improvement market, commodity price inflation and deflation, implementation of store initiatives, continuation of reinvestment plans, protection of intellectual property rights, Net Earnings performance, earnings per share, stock-based compensation expense, store openings and closures, capital allocation and expenditures, liquidity, the effect of adopting certain accounting standards, return on invested capital, management of our purchasing or customer credit policies, strategic direction, including the sale of HD Supply, the planned recapitalization of the Company, the successful completion of the tender offer and the ability to issue debt securities on terms and at rates acceptable to us, and the demand for our products and services.

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

To provide clarity about the operating performance of HD Supply, the Company supplemented the reporting of Earnings from Discontinued Operations with a non-GAAP measure, adjusted Earnings from Discontinued Operations. This supplemental information should not be considered in isolation or as a substitute for the GAAP measure of Earnings from Discontinued Operations. The Company believes that this non-GAAP measure provides management and investors with meaningful information that assists in clearly understanding and analyzing HD Supply’s earnings in the most recent fiscal quarter.

EXECUTIVE SUMMARY AND SELECTED CONSOLIDATED STATEMENTS OF EARNINGS DATA

For the second quarter of fiscal 2007, we reported consolidated Net Earnings of $1.6 billion and Diluted Earnings per Share of $0.81 compared to Net Earnings of $1.9 billion and Diluted Earnings per Share of $0.90 for the second quarter of fiscal 2006. For the first six months of fiscal 2007, we reported Net Earnings of $2.6 billion and Diluted Earnings per Share of $1.34 compared to Net Earnings of $3.3 billion and Diluted Earnings per Share of $1.60 for the first six months of fiscal 2006.

In February 2007, we announced our decision to evaluate strategic alternatives for HD Supply in order to maximize shareholder value. We considered whether to fully integrate HD Supply into our retail business or to sell, spin-off or undertake an initial public offering of the business.  After a thorough review of these alternatives, our Board of Directors approved the sale of HD Supply as part of our plan to enhance shareholder value.  On June 19, 2007, we entered into an agreement to sell our HD Supply business to a consortium of private equity firms.  HD Supply is being reported as a discontinued operation in our Consolidated Financial Statements beginning the second quarter of fiscal 2007.  On August 27, 2007, we amended the purchase and sale agreement.  On August 30, 2007, we closed the sale of HD Supply for a purchase price of $8.5 billion.  In connection with the sale, we purchased a 12.5% equity interest in HD Supply for $325 million and guaranteed a $1.0 billion senior secured loan of HD Supply.

For the second quarter of fiscal 2007, we reported Net Earnings from Continuing Operations of $1.5 billion and Diluted Earnings per Share from Continuing Operations of $0.77 compared to Net Earnings from Continuing Operations of $1.7 billion and Diluted Earnings per Share from Continuing Operations of $0.82 for the second quarter of fiscal 2006. For the first six months of fiscal 2007, we reported Net Earnings from Continuing Operations of $2.5 billion and Diluted Earnings per Share from Continuing Operations of $1.25 compared to Net Earnings from Continuing Operations of $3.1 billion and Diluted Earnings per Share from Continuing Operations of $1.47 for the first six months of fiscal 2006.  Net Sales decreased 1.8% to $22.2 billion for the second quarter of fiscal 2007 from $22.6 billion for the second quarter of fiscal 2006. For the first six months of fiscal 2007, Net Sales decreased 3.0% to $40.7 billion from $42.0 billion for the first six months of fiscal 2006. Our gross profit margin was 33.1% and our operating margin was 11.5% for the second quarter of fiscal 2007. For the first six months of fiscal 2007, our gross profit margin was 33.4% and our operating margin was 10.4%.

The slowdown in the residential construction and home improvement markets negatively affected our Net Sales for the second quarter and first six months of fiscal 2007. Our comparable store sales declined 5.2% in the second quarter of fiscal 2007 driven by a 2.2% decline in comparable store customer transactions, as well as a 2.8% decline in our average ticket to $58.30.

We believe the residential construction and home improvement market will remain soft throughout 2007 and into 2008.  We expect our Diluted Earnings per Share from Continuing Operations to decline by 12% to 15% for fiscal 2007 and consolidated Earnings per Share to decline by 15% to 18%.

We remain committed to the long-term health of our business through our strategy of investing in our retail business and through the following five key priorities:

Associate Engagement – We have taken a number of actions to improve associate engagement by changing the way our associates are compensated, recognized and rewarded, including restructuring our success sharing program, an incentive program for our hourly associates driven by individual store performance. For the first half of fiscal 2007, 74% of our stores will receive a success sharing payout compared to 33% of stores for the same period last year. During the first half of fiscal 2007, we launched a program to hire master trade specialists to bring experience and know-how to the store and to transfer knowledge to other associates. We now have over 700 licensed electricians and plumbers in our stores.

Product Excitement – During the first six months of fiscal 2007, we accelerated clearance markdowns to sell through existing product in order to make room for new merchandise as we launched our enhanced product line review process and in support of merchandising reset activities. For example, we gained market share in both soft and hard flooring in the second quarter of fiscal 2007 through the addition of new styles and color choices and by enhancing our product displays.

Shopping Environment – In an effort to improve the shopping environment, we continued our store reinvestment program with half of our planned maintenance projects for fiscal 2007, such as restroom remodels, floor polishing, re-lamping and lot striping, in progress or complete.

Product Availability – We are in the early stages of our supply chain transformation to improve product availability. We have improved management of our in-stock position, implemented enhancements to our replenishment systems, began a rollout of a new warehouse management system and begun to pilot our new centralized distribution concept.

Own the Pro – We have made significant improvements in the services we provide our pro customers, particularly through our bid room. The pro bid room, which is available in all of our stores, allows us to leverage the buying power of The Home Depot for the benefit of our pro customers. Our direct ship program allows us to have large orders delivered from our vendors to the customer’s job site directly, reducing handling, lead-time and cost, building loyalty with the pro customer.

We opened 33 new stores during the second quarter of fiscal 2007, including 3 relocations, bringing our total store count to 2,200. As of the end of the second quarter of fiscal 2007, 232, or approximately 11%, of our stores were located in Canada, Mexico or China compared to 200, or approximately 10%, as of the end of the second quarter of fiscal 2006.

We generated $4.5 billion of cash flow from operations in the first six months of fiscal 2007. We used this cash flow to fund $1.6 billion in capital expenditures and $977 million of share repurchases and dividends.

At the end of the second quarter of fiscal 2007, our long-term debt-to-equity ratio was 42.8% compared to 24.5% at the end of the second quarter of fiscal 2006. Our consolidated return on invested capital (computed on the average of beginning and ending long-term debt and equity for the trailing four quarters) was 15.0% for the second quarter of fiscal 2007 compared to 20.7% for the second quarter of fiscal 2006.

We believe the selected sales data, the percentage relationship between Net Sales and major categories in the Consolidated Statements of Earnings and the percentage change in the dollar amounts of each of the items presented below is important in evaluating the performance of our business operations.  We believe the information presented in our Management’s Discussion and Analysis of Financial Condition and Results of Operations provides an understanding of our business, our operations and our financial condition.

	% of Net Sales				% Increase (Decrease)
	Three Months Ended		Six Months Ended		in Dollar Amounts
	July 29, 2007	July 30, 2006	July 29, 2007	July 30, 2006	Three Months	Six Months
NET SALES	100.0%	100.0%	100.0%	100.0%	(1.8)%	(3.0)%

GROSS PROFIT	33.1	33.0	33.4	33.6	(1.5)	(3.5)

Operating Expenses:
Selling, General and Administrative	19.7	18.4	21.0	19.4	5.4	5.3
Depreciation and Amortization	1.9	1.8	2.0	1.9	4.8	5.0
Total Operating Expenses	21.6	20.1	23.0	21.2	5.4	5.3

OPERATING INCOME	11.5	12.9	10.4	12.4	(12.3)	(18.5)

Interest (Income) Expense:
Interest and Investment Income	(0.1)	—	(0.1)	—	350.0	123.5
Interest Expense	0.8	0.4	0.8	0.4	65.4	106.6
Interest, net	0.7	0.4	0.7	0.4	48.0	104.7

EARNINGS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	10.9	12.5	9.6	12.0	(14.4)	(22.1)
Provision for Income Taxes	4.0	4.9	3.6	4.6	(20.2)	(25.2)
EARNINGS FROM CONTINUING OPERATIONS	6.9%	7.5%	6.1%	7.4%	(10.6)%	(20.2)%

Note: Certain percentages may not sum to totals due to rounding.

SELECTED SALES DATA
Number of Customer Transactions (in millions)	377	373	695	695	1.1%	—
Average Ticket	$58.30	$59.98	$58.63	$60.34	(2.8)	(2.8)
Weighted Average Weekly Sales Per Operating Store (in thousands)	$772	$833	$719	$785	(7.3)	(8.4)
Weighted Average Sales per Square Foot	$383.22	$411.50	$356.91	$387.79	(6.9)	(8.0)
Comparable Store Sales Decrease (%)(1)	(5.2)%	(0.2)%	(6.3)%	0.0%	N/A	N/A

(1)       Includes Net Sales at locations open greater than 12 months, including relocated and remodeled stores.  Retail stores become comparable on the Monday following their 365th day of operation. Comparable store sales is intended only as supplemental information and is not a substitute for Net Sales or Net Earnings presented in accordance with generally accepted accounting principles.

RESULTS OF OPERATIONS

Net Sales for the second quarter of fiscal 2007 decreased 1.8%, or $408 million, to $22.2 billion from $22.6 billion for the second quarter of fiscal 2006. For the first six months of fiscal 2007, Net Sales decreased 3.0%, or $1.3 billion, to $40.7 billion from $42.0 billion for the comparable period in fiscal 2006.

The decrease in Net Sales for the second quarter and first six months of fiscal 2007 reflects the impact of negative comparable store sales, partially offset by Net Sales of $1.6 billion for the first six months of fiscal 2007 from new stores and stores open less than one year. Comparable store sales decreased 5.2% for the second quarter of fiscal 2007 compared to a decrease of 0.2% for the second quarter of fiscal 2006.  For the first six months of fiscal 2007, comparable store sales decreased 6.3% and were flat for the same period of fiscal 2006. Our average ticket decreased 2.8% to $58.30 for the second quarter of fiscal 2007 and decreased 2.8% to $58.63 for the first six months of fiscal 2007.

There were a number of factors that contributed to our comparable store sales decline. The residential construction and home improvement markets continued to be soft, especially in some of our traditionally strong markets such as Florida and California. We saw relative strength in Flooring, Plumbing, Garden and Paint as comparable store sales in these areas were above the Company average for the second quarter and first six months of fiscal 2007.  Comparable store sales for Hardware, Lumber, Kitchen/Bath, Lighting, Building Materials and Millwork were below the Company average for the second quarter and first six months of fiscal 2007.

Our Mexican stores posted a double digit comparable store sales increase in both the second quarter and first six months of fiscal 2007 and Canada’s comparable store sales were also positive for those periods. The integration of our new China locations is progressing in accordance with our plan.

In order to meet our customer service objectives, we strategically open stores near market areas served by existing stores (“cannibalize”) to enhance service levels, gain incremental sales and increase market penetration. Our new stores cannibalized approximately 10% of our existing stores as of the second quarter of fiscal 2007, which had a negative impact to comparable store sales of approximately 1%.

Gross Profit decreased 1.5% to $7.3 billion for the second quarter of fiscal 2007 from $7.5 billion for the second quarter of fiscal 2006.  Gross Profit decreased 3.5% to $13.6 billion for the first six months of fiscal 2007 from $14.1 billion for the first six months of fiscal 2006. Gross Profit as a percent of Net Sales increased 9 basis points to 33.1% for the second quarter of fiscal 2007 compared to 33.0% for the second quarter of fiscal 2006.  For the first six months of fiscal 2007, Gross Profit as a percent of Net Sales was 33.4% compared with 33.6% for the comparable period of fiscal 2006, a decrease of 18 basis points. In the second quarter of fiscal 2007, Gross Profit as a percent of Net Sales was negatively impacted by approximately 16 basis points as a result of a change in mix of products sold and markdowns taken to allow us to transition into new products. In addition, increased shrink levels negatively impacted our gross profit margin by 13 basis points in the second quarter of fiscal 2007. These decreases were offset by a benefit of 38 basis points of gross profit margin expansion arising from lower financing costs associated with our private label credit card financing programs. Through our private label credit card we offer no interest/no payment programs and the cost of these programs has been reduced beginning in fiscal 2007. For the second quarter and first six months of fiscal 2007, the penetration of our private label credit sales was 29% for both periods, as compared to 27% for the same periods of fiscal 2006.

Operating Expenses increased 5.4% to $4.8 billion for the second quarter of fiscal 2007 from $4.5 billion for the second quarter of fiscal 2006.  For the first six months of fiscal 2007, Operating Expenses increased 5.3% to $9.4 billion from $8.9 billion for the comparable period of fiscal 2006.  Operating Expenses as a percent of Net Sales were 21.6% for the second quarter of fiscal 2007 compared to 20.1% for the second quarter of fiscal 2006, an increase of 147 basis points.  Operating Expenses as a percent of Net Sales were 23.0% for the first six months of fiscal 2007 compared to 21.2% for the first six months of fiscal 2006.

Selling, General and Administrative Expense (“SG&A”) increased 5.4% to $4.4 billion for the second quarter of fiscal 2007 from $4.1 billion for the second quarter of fiscal 2006.  For the first six months of fiscal 2007, SG&A increased 5.3% to $8.6 billion from $8.1 billion for the first six months of fiscal 2006. As a percent of Net Sales, SG&A was 19.7% for the second quarter of fiscal 2007 compared to 18.4% for the second quarter of fiscal 2006.  For the first six months of fiscal 2007, SG&A as a percent of Net Sales was 21.0% compared to 19.4% for the same period last year.  Our deleverage in SG&A reflects the impact of negative comparable store sales, where for every one percentage point of negative comparable store sales, we expect to deleverage expenses by about 20 basis points. SG&A also reflects investments we are making in support of our five key priorities. As a percentage of Net Sales, total payroll increased by 79 basis points for the second quarter of fiscal 2007 over the same period last year. This reflects investment in store labor, as well as the impact of our success sharing bonus plans.

Depreciation and Amortization increased 4.8% to $414 million for the second quarter of fiscal 2007 from $395 million for the second quarter of fiscal 2006.  For the first six months of fiscal 2007, Depreciation and Amortization increased 5.0% to $819 million from $780 million for the same period of fiscal 2006.  Depreciation and Amortization as a percent of Net Sales was 1.9% for the second quarter of fiscal 2007 compared to 1.8% for the second quarter of fiscal 2006, and was 2.0% for the first six months of fiscal 2007 compared to 1.9% for the same period in fiscal 2006.  The increase as a percentage of Net Sales in both periods was primarily due to the depreciation of our investments in store modernization and technology.

Operating Income decreased 12.3% to $2.6 billion for the second quarter of fiscal 2007 from $2.9 billion for the second quarter of fiscal 2006. Operating Income decreased 18.5% to $4.2 billion for the first six months of fiscal 2007 from $5.2 billion for the first six months of fiscal 2006. Operating Income as a percent of Net Sales was 11.5% for the second quarter of fiscal 2007 compared to 12.9% for the second quarter of fiscal 2006, and was 10.4% for the first six months of fiscal 2007 compared to 12.4% for the first six months of fiscal 2006.

In the second quarter of fiscal 2007, we recognized $145 million of net Interest Expense compared to $98 million in the second quarter of fiscal 2006.  Net Interest Expense as a percentage of Net Sales was 0.7% for the second quarter of fiscal 2007 and 0.4% for the second quarter of 2006. This increase was primarily due to additional interest incurred related to the December 2006 issuance of $750 million of floating rate Senior Notes, $1.25 billion of 5.25% Senior Notes and $3.0 billion of 5.875% Senior Notes.

Our combined federal and state effective income tax rate for continuing operations decreased to 37.1% for the first six months of fiscal 2007 from 38.6% for the comparable period of fiscal 2006.  The decrease in our effective income tax rate reflects the impact of a one-time tax assessment received from the province of Quebec in the second quarter of fiscal 2006.

Diluted Earnings per Share from Continuing Operations were $0.77 and $1.25 for the second quarter and first six months of fiscal 2007 compared to $0.82 and $1.47 for the second quarter and first six months of fiscal 2006, respectively.

Discontinued operations consist of the results of operations of HD Supply. Net Sales from discontinued operations were $3.2 billion and $6.2 billion for the second quarter and first six months of fiscal 2007, respectively, compared to $3.4 billion and $5.5 billion for the second quarter and first six months of fiscal 2006, respectively.  Earnings from Discontinued Operations were $66 million and $165 million for the second quarter and first six months of fiscal 2007, respectively, compared to $161 million and $254 million for the same periods of last year.  A discrete tax item of approximately $60 million arising from the timing of the sale of HD Supply is included in Earnings from Discontinued Operations for the second quarter of fiscal 2007.  Excluding this discrete item, adjusted Earnings from Discontinued Operations would have been $126 million and $225 million for the second quarter and first six months of fiscal 2007, respectively.

As we began reporting the results of HD Supply as discontinued operations in the second quarter of fiscal 2007, we are providing Net Sales and Earnings Before Provision for Income Taxes from Continuing Operations for the third and fourth quarters of fiscal 2006 and the first quarter of fiscal 2007 for informational purposes along with the results of the second quarter of fiscal 2007 (amounts in millions):

	Three Months Ended
	October 29, 2006	January 28, 2007	April 29, 2007	July 29, 2007
Net Sales	$19,648	$17,404	$18,545	$22,184
Earnings Before Provision for Income Taxes	$2,130	$1,334	$1,512	$2,412

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operations provides us with a significant source of liquidity.  During the first six months of fiscal 2007, Net Cash Provided by Operating Activities was $4.5 billion compared to $5.2 billion for the same period of fiscal 2006.  This change was primarily a result of decreased Net Earnings.

Net Cash Used in Investing Activities for the first six months of fiscal 2007 was $3.5 billion compared to $5.2 billion for the same period of fiscal 2006.  The decrease in Net Cash Used in Investing Activities was primarily the result of a decrease in Payments for Businesses Acquired of $3.8 billion as a result of our purchase of Hughes Supply, Inc. in fiscal 2006, partially offset by an increase of $2.0 billion in net purchases of investments.

During the first six months of fiscal 2007, Net Cash Used in Financing Activities was $554 million compared with $159 million for the same period of fiscal 2006.  The increase in Net Cash Used in Financing Activities was primarily due to the March 2006 issuance of $1.0 billion of 5.20% Senior Notes and $3.0 billion of 5.40% Senior Notes, partially offset by a $2.7 billion decrease in the repurchase of shares of our common stock and the repayment of $800 million of Short-Term Debt outstanding under our commercial paper program in the first half of fiscal 2006.

As of the end of the second quarter of fiscal 2007, our long-term debt-to-equity ratio was 42.8% reflecting the December 2006 issuance of $750 million of floating rate Senior Notes, $1.25 billion of 5.25% Senior Notes and $3.0 billion of 5.875% Senior Notes.

In the second quarter of fiscal 2007, we increased the maximum capacity for borrowing under our commercial paper program to $3.0 billion from $2.5 billion, as well as increased the related back-up credit facility with a consortium of banks to $3.0 billion from $2.0 billion. As of July 29, 2007, there were no borrowings outstanding under the program or the related back-up credit facility.  The credit facility, which expires in December 2010, contains various restrictive covenants, none of which is expected to impact our liquidity or capital resources.

As of July 29, 2007, we had $3.0 billion in Cash and Short-Term Investments.  We believe that our current cash position and cash flow generated from operations should be sufficient to enable us to complete our capital expenditure programs and any required long-term debt payments through the next several fiscal years.  In addition, we have funds available from the $3.0 billion commercial paper program and the ability to obtain alternative sources of financing for other requirements.

On June 18, 2007, the Board of Directors authorized an additional $22.5 billion in common stock repurchases for a total authorization of $40.0 billion. In connection with this authorization, on July 10, 2007, our Board of Directors authorized a tender offer for the purchase of up to 250 million shares of our common stock at a price between $39 and $44 per share, which was subsequently revised to between $37 and $42 per share on August 10, 2007.  Under terms of the tender offer, shareholders are given an opportunity to specify prices, within the stated price range, at which they are willing to tender shares. Upon receipt of the tenders, we will select a final price that enables us to purchase up to the stated amount of shares from those shareholders who agreed to sell at or below the Company-selected price. There is no guarantee that shares tendered will be purchased. We may purchase up to an additional 39.6 million shares in the tender offer without extending the tender offer. The purchase price for the shares in the tender is expected to be funded with proceeds from the sale of HD Supply, cash on hand or up to $2.0 billion of borrowings available under a tender offer financing facility that was entered into in August 2007.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risks results primarily from fluctuations in interest rates.  There have been no material changes to our exposure to market risks from those disclosed in our Annual Report on Form 10-K for the year ended January 28, 2007.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the fiscal quarter ended July 29, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to page 13 of the Company’s 2006 Form 10-K which describes six class actions filed against the Company and certain of its current and former officers and directors in the U.S. District Court for the Northern District of Georgia in Atlanta, alleging certain misrepresentations in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder in connection with the Company’s return-to-vendor practices. On July 18, 2007, the Court granted the defendants’ motions to dismiss without leave to amend and entered a judgment in favor of the defendants.  On August 17, 2007, the plaintiffs appealed the dismissal.

Reference is made to page 14 of the Company’s 2006 Form 10-K which describes the investigation being conducted by California state and local government authorities concerning the Company’s handling, storage and disposal of hazardous materials.  On August 14, 2007, the Company entered into a negotiated civil settlement of this matter with such authorities pursuant to which the Company agreed to make certain payments to the state and local authorities, as well as contribute to environmental training programs and other environmental initiatives benefiting the citizens of California.  The Company also agreed to be subject to a consent decree providing for an injunction pursuant to which it agreed to maintain and enhance compliance programs for managing hazardous materials at its stores.  This proposed settlement is subject to court approval. The Company also entered into a related settlement with Riverside County to resolve issues related to a previously entered injunction. The Company agreed to make a contribution towards the construction of a hazardous waste disposal facility, and Riverside County agreed to dissolve the prior injunction.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                 During the second quarter of fiscal 2007, the Company issued 13,897 deferred stock units under The Home Depot, Inc. NonEmployee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The deferred stock units were credited to the accounts of such nonemployee directors who elected to receive board and committee fees in the form of deferred stock units instead of receiving such fees in cash as payment for board and committee meetings held during the second quarter of fiscal 2007. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.

During the second quarter of fiscal 2007, the Company credited 1,179 deferred stock units to participant accounts under The Home Depot FutureBuilder Restoration Plan pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following the termination of services as described in this plan.

(c)                                 Since fiscal 2002, the Company has repurchased shares of its common stock having a value of approximately $16.5 billion. The number and average price of shares purchased in each fiscal month of the second quarter of fiscal 2007 are set forth in the table below:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
April 30, 2007 – May 27, 2007	44,038	$38.79	—	$1,025,170,744
May 28, 2007 – June 24, 2007	11,663	$39.98	—	$23,525,170,744
June 25, 2007 – July 29, 2007	19,675	$39.45	—	$23,525,170,744

(1)       These amounts include repurchases pursuant to the Company’s 1997 and 2005 Omnibus Stock Incentive Plans (the “Plans”). Under the Plans, participants may exercise stock options by surrendering shares of common stock that the participants already own as payment of the exercise price. Participants in the Plans may also surrender shares as payment of applicable tax withholding on the vesting of restricted stock and deferred share awards. Shares so surrendered by participants in the Plans are repurchased pursuant to the terms of the Plans and applicable award agreement and not pursuant to publicly announced share repurchase programs. For the quarter ended July 29, 2007, the following shares of The Home Depot common stock were surrendered by participants in the Plans and included in the total number of shares purchased: Apr. 30, 2007 – May 27, 2007 – 44,038 shares at an average price per share of $38.79; May 28, 2007 – June 24, 2007 – 11,663 shares at an average price per share of $39.98; June 25, 2007 – July 29, 2007 – 19,675 shares at an average price per share of $39.45.

(2)       The Company’s common stock repurchase program was initially announced on July 15, 2002. As of the beginning of the second quarter of fiscal 2007, the Board had approved purchases up to $17.5 billion. On June 18, 2007, the Board authorized an additional $22.5 billion in common stock repurchases for a total authorization of $40.0 billion at the end of the second quarter of 2007.  The program does not have a prescribed expiration date.

Item 6.  Exhibits

2.1

Purchase and Sale Agreement, dated as of June 19, 2007, by and between The Home Depot, Inc., THD Holdings, LLC, Home Depot International, Inc., Homer TLC, Inc. and Pro Acquisition Corporation. [Form 8-K filed on June 20, 2007, Exhibit 2.1]

2.2

Letter agreement, dated August 14, 2007, by and between The Home Depot, Inc., THD Holdings, LLC, Home Depot International, Inc., Homer TLC, Inc. and Pro Acquisition Corporation. [Form 8-K filed on August 15, 2007, Exhibit 2.1]

2.3	Amendment, dated August 27, 2007, by and between The Home Depot, Inc., THD Holdings, LLC, Home Depot International, Inc., Homer TLC, Inc. and Pro Acquisition Corporation.

3.1	By-Laws, as amended and restated. [Form 8-K filed on May 29, 2007, Exhibit 3.1]

10.1	Tender Offer Financing Facility Commitment Letter between The Home Depot, Inc., Lehman Commercial Paper Inc., Merrill Lynch Capital Corporation and certain of their affiliates, dated July 9, 2007.

10.2

Amendment No.1 to Tender Offer Financing Facility Commitment Letter between The Home Depot, Inc., Lehman Commercial Paper Inc., Merrill Lynch Capital Corporation and certain of their affiliates, dated August 10, 2007.

10.3	Letter Agreement between The Home Depot, Inc. and Joseph J. DeAngelo, dated May 24, 2007.

10.4	The Home Depot Deferred Compensation Plan for Officers. [Form 8-K filed on August 20, 2007, Exhibit 10.1]

10.5	The Home Depot FutureBuilder Restoration Plan. [Form 8-K filed on August 20, 2007, Exhibit 10.2]

10.6	The Home Depot, Inc. Non-Employees Directors’ Deferred Stock Compensation Plan. [Form 8-K filed on August 20, 2007, Exhibit 10.3]

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter of KPMG LLP, Acknowledgement of Independent Registered Public Accounting Firm, dated August 31, 2007.

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Executive Vice President – Corporate Services, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HOME DEPOT, INC.
(Registrant)

	By:	/s/ FRANCIS S. BLAKE
Francis S. Blake
Chairman &
Chief Executive Officer

/s/ CAROL B. TOMÉ
Carol B. Tomé
Chief Financial Officer &
Executive Vice President –
August 29, 2007		Corporate Services
(Date)

INDEX TO EXHIBITS

2.1

Purchase and Sale Agreement, dated as of June 19, 2007, by and between The Home Depot, Inc., THD Holdings, LLC, Home Depot International, Inc., Homer TLC, Inc. and Pro Acquisition Corporation. [Form 8-K filed on June 20, 2007, Exhibit 2.1]

2.2

Letter agreement, dated August 14, 2007, by and between The Home Depot, Inc., THD Holdings, LLC, Home Depot International, Inc., Homer TLC, Inc. and Pro Acquisition Corporation. [Form 8-K filed on August 15, 2007, Exhibit 2.1]

2.3	Amendment, dated August 27, 2007, by and between The Home Depot, Inc., THD Holdings, LLC, Home Depot International, Inc., Homer TLC, Inc. and Pro Acquisition Corporation.

3.1	By-Laws, as amended and restated. [Form 8-K filed on May 29, 2007, Exhibit 3.1]

10.1	Tender Offer Financing Facility Commitment Letter between The Home Depot, Inc., Lehman Commercial Paper Inc., Merrill Lynch Capital Corporation and certain of their affiliates, dated July 9, 2007.

10.2

Amendment No.1 to Tender Offer Financing Facility Commitment Letter between The Home Depot, Inc., Lehman Commercial Paper Inc., Merrill Lynch Capital Corporation and certain of their affiliates, dated August 10, 2007.

10.3	Letter Agreement between The Home Depot, Inc. and Joseph J. DeAngelo, dated May 24, 2007.

10.4	The Home Depot Deferred Compensation Plan for Officers. [Form 8-K filed on August 20, 2007, Exhibit 10.1]

10.5	The Home Depot FutureBuilder Restoration Plan. [Form 8-K filed on August 20, 2007, Exhibit 10.2]

10.6	The Home Depot, Inc. Non-Employees Directors’ Deferred Stock Compensation Plan. [Form 8-K filed on August 20, 2007, Exhibit 10.3]

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter of KPMG LLP, Acknowledgement of Independent Registered Public Accounting Firm, dated August 31, 2007.

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Executive Vice President – Corporate Services, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.