Form 10-Q
period 2007-10-28
HOME DEPOT INC
filed 2007-11-28
CIK 354950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2007

- OR -

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-8207

THE HOME DEPOT, INC.

(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of	95-3261426
incorporation or organization)	(I.R.S. Employer Identification Number)

2455 Paces Ferry Road, N.W., Atlanta, Georgia	30339
(Address of principal executive offices)	(Zip Code)

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

$0.05 par value 1,687,616,597 shares of common stock, as of November 23, 2007

THE HOME DEPOT, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(Amounts In Millions, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2007	2006	2007	2006
NET SALES	$18,961	$19,648	$59,690	$61,618
Cost of Sales	12,622	13,044	39,747	40,922
GROSS PROFIT	6,339	6,604	19,943	20,696

Operating Expenses:
Selling, General and Administrative	4,144	3,981	12,700	12,106
Depreciation and Amortization	431	401	1,250	1,181
Total Operating Expenses	4,575	4,382	13,950	13,287

OPERATING INCOME	1,764	2,222	5,993	7,409

Interest (Income) Expense:
Interest and Investment Income	(29)	(5)	(67)	(22)
Interest Expense	154	97	497	263
Interest, net	125	92	430	241

EARNINGS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	1,639	2,130	5,563	7,168
Provision for Income Taxes	568	797	2,024	2,743
EARNINGS FROM CONTINUING OPERATIONS	1,071	1,333	3,539	4,425
EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAX	20	157	185	411
NET EARNINGS	$1,091	$1,490	$3,724	$4,836

Weighted Average Common Shares	1,810	2,043	1,910	2,074

BASIC EARNINGS PER SHARE FROM CONTINUING OPERATIONS	$0.59	$0.65	$1.85	$2.13
BASIC EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS	$0.01	$0.08	$0.10	$0.20
BASIC EARNINGS PER SHARE	$0.60	$0.73	$1.95	$2.33

Diluted Weighted Average Common Shares	1,815	2,050	1,918	2,081

DILUTED EARNINGS PER SHARE FROM CONTINUING OPERATIONS	$0.59	$0.65	$1.85	$2.13
DILUTED EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS	$0.01	$0.08	$0.10	$0.20
DILUTED EARNINGS PER SHARE	$0.60	$0.73	$1.94	$2.32

Dividends Declared Per Share	$0.225	$0.225	$0.675	$0.525

Note:  The sum of Diluted Earnings per Share from Continuing Operations and Diluted Earnings Per Share from Discontinued Operations may not total Diluted Earnings Per Share due to rounding.

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts In Millions, Except Per Share Data)

	October 28,	January 28,
	2007	2007
ASSETS
Current Assets:
Cash and Cash Equivalents	$535	$600
Short-Term Investments	15	14
Receivables, net	1,609	3,223
Merchandise Inventories	12,588	12,822
Other Current Assets	1,378	1,341
Total Current Assets	16,125	18,000

Property and Equipment, at cost	35,931	34,358
Less Accumulated Depreciation and Amortization	8,686	7,753
Net Property and Equipment	27,245	26,605
Notes Receivable	340	343
Goodwill	1,199	6,314
Other Assets	597	1,001
Total Assets	$45,506	$52,263

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-Term Debt	$748	$—
Accounts Payable	7,569	7,356
Accrued Salaries and Related Expenses	1,175	1,307
Sales Taxes Payable	502	475
Deferred Revenue	1,614	1,634
Income Taxes Payable	446	217
Current Installments of Long-Term Debt	299	18
Other Accrued Expenses	1,986	1,924
Total Current Liabilities	14,339	12,931
Long-Term Debt, excluding current installments	11,342	11,643
Other Long-Term Liabilities	1,725	1,243
Deferred Income Taxes	654	1,416
Total Liabilities	28,060	27,233
STOCKHOLDERS’ EQUITY
Common Stock, par value $0.05; authorized: 10,000 shares; issued 2,431 shares at October 28, 2007 and 2,421 shares at January 28, 2007; outstanding 1,688 shares at October 28, 2007 and 1,970 shares at January 28, 2007	121	121
Paid-In Capital	8,320	7,930
Retained Earnings	35,335	33,052
Accumulated Other Comprehensive Income	868	310
Treasury Stock, at cost, 743 shares at October 28, 2007 and 451 shares at January 28, 2007	(27,198)	(16,383)
Total Stockholders’ Equity	17,446	25,030
Total Liabilities and Stockholders’ Equity	$45,506	$52,263

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts In Millions)

	Nine Months Ended
	October 28, 2007	October 29, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$3,724	$4,836
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,425	1,424
Stock-Based Compensation Expense	180	204
Changes in Assets and Liabilities, net of the effects of acquisitions and disposition:
Increase in Receivables, net	(186)	(275)
Increase in Merchandise Inventories	(1,313)	(1,441)
Increase in Other Current Assets	(211)	(13)
Increase in Accounts Payable and Accrued Expenses	1,105	1,397
Decrease in Deferred Revenue	(19)	(71)
Increase (Decrease) in Income Taxes Payable	471	(13)
Decrease in Deferred Income Taxes	(297)	(16)
Other	283	172
Net Cash Provided by Operating Activities	5,162	6,204

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(2,518)	(2,510)
Payments for Businesses Acquired, net	(13)	(4,158)
Proceeds from Sale of Business, net	8,337	—
Proceeds from Sales of Property and Equipment	130	89
Purchases of Investments	(11,217)	(5,118)
Proceeds from Sales and Maturities of Investments	10,892	5,142
Net Cash Provided by (Used in) Investing Activities	5,611	(6,555)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Short-Term Borrowings, net	748	569
Proceeds from Long-Term Borrowings, net of discount	—	3,984
Repayments of Long-Term Debt	(17)	(506)
Proceeds from Sale of Common Stock, net	222	260
Repurchase of Common Stock	(10,814)	(3,549)
Cash Dividends Paid to Stockholders	(1,330)	(936)
Other	374	330
Net Cash (Used in) Provided by Financing Activities	(10,817)	152

Decrease in Cash and Cash Equivalents	(44)	(199)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(21)	9
Cash and Cash Equivalents at Beginning of Period	600	793
Cash and Cash Equivalents at End of Period	$535	$603

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts In Millions)

	Three Months Ended		Nine Months Ended
	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006
Net Earnings	$1,091	$1,490	$3,724	$4,836
Other Comprehensive Income:
Foreign Currency Translation Adjustments	275	42	557	47
Interest Rate Hedge (1)	1	2	1	(9)
Unrealized Loss on Investments (1)	—	1	—	1
Total Other Comprehensive Income	276	45	558	39
Comprehensive Income	$1,367	$1,535	$4,282	$4,875

(1)  These components of comprehensive income are reported net of income taxes.

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 28, 2007, as filed with the Securities and Exchange Commission.

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

Valuation Reserves

As of October 28, 2007 and January 28, 2007, the valuation allowances for Merchandise Inventories and uncollectible Receivables were not material.

Reclassifications

Certain amounts in the prior fiscal period have been reclassified to conform with the presentation adopted in the current fiscal period.

2.  DISCONTINUED OPERATIONS

On August 30, 2007, the Company closed the sale of HD Supply. The Company received $8.3 billion of net proceeds from the sale of HD Supply and recognized a $4 million loss on the sale of the business, subject to the finalization of working capital adjustments.  Also in connection with the sale, the Company purchased a 12.5% equity interest in the newly formed HD Supply for $325 million, which is included in Other Assets in the accompanying Consolidated Balance Sheets.

Also in connection with the sale, the Company guaranteed a $1.0 billion senior secured loan (“guaranteed loan”) of HD Supply.  The fair value of the guarantee, which was determined to be approximately $16 million, is recorded as a liability of the Company and included in Other Long-Term Liabilities.  The guaranteed loan has a term of five years and the Company would be responsible for up to $1.0 billion and any unpaid interest in the event of non-payment by HD Supply.  The guaranteed loan is collateralized by certain assets of HD Supply.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company reclassified the results of HD Supply as discontinued operations in its Consolidated Statements of Earnings for all periods presented.

The following table presents Net Sales and Earnings of HD Supply through August 30, 2007 which have been reclassified to discontinued operations in the Consolidated Statements of Earnings for the three and nine months ended October 28, 2007 and October 29, 2006 (amounts in millions):

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2007	2006	2007	2006
Net Sales	$1,156	$3,437	$7,391	$8,954
Earnings (Loss) Before Provision for Income Taxes	$(63)	$248	$291	$661
Benefit (Provision) for Income Taxes	87	(91)	(102)	(250)
Loss on Discontinued Operations, net	(4)	—	(4)	—
Earnings from Discontinued Operations, net of tax	$20	$157	$185	$411

3.   BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES

The reconciliation of basic to diluted weighted average common shares is as follows (amounts in millions):

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2007	2006	2007	2006
Weighted average common shares	1,810	2,043	1,910	2,074
Effect of potentially dilutive securities:
Stock Plans	5	7	8	7
Diluted weighted average common shares	1,815	2,050	1,918	2,081

Stock plans include shares granted under the Company’s employee stock plans.  Options to purchase 46.9 million and 55.1 million shares of common stock for the three months ended October 28, 2007 and October 29, 2006, respectively, and options to purchase 41.2 million and 47.5 million shares of common stock for the nine months ended October 28, 2007 and October 29, 2006, respectively, were excluded from the computation of Diluted Earnings per Share because their effect would have been anti-dilutive.

4.  INCOME TAXES

On January 29, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). Among other things, FIN 48 requires application of a “more likely than not” threshold to the recognition and derecognition of tax positions. It further requires that a change in judgment related to prior years’ tax positions be recognized in the quarter of such change.  The adoption of FIN 48 reduced the Company’s Retained Earnings by $111 million.  As a result of the implementation, the gross amount of unrecognized tax benefits at January 29, 2007 totaled $667 million.

During the third quarter and first nine months of fiscal 2007, the Company increased its unrecognized tax benefits by approximately $14 million and $45 million, respectively, for tax positions taken during those periods.  During the third quarter and first nine months of fiscal 2007, the Company decreased its unrecognized tax benefits by approximately $59 million and $37 million, respectively, for positions taken related to prior periods. The Company also settled liabilities of approximately $45 million and $52 million during the third quarter and first nine months of fiscal 2007, respectively, which resulted in a benefit of approximately $35 million in the third quarter of fiscal 2007.  The gross amount of unrecognized tax benefits as of October 28, 2007 totaled $577 million, which includes $353 million of net unrecognized tax benefits that, if recognized, would affect the annual effective income tax rate.

During the third quarter of fiscal 2007, the Company decreased its interest accrual associated with uncertain tax positions by approximately $5 million and increased the accrual for the first nine months of fiscal 2007 by $23 million.  Additionally, the Company paid approximately $3 million and $8 million, respectively, of interest associated with uncertain tax positions for those same periods.  There have been no penalty accruals during the first nine months of fiscal 2007.  Interest and penalties are included in net interest expense and operating expenses, respectively.  Our classification of interest and penalties did not change as a result of the adoption of FIN 48.

The U.S. Internal Revenue Service (“IRS”) completed its audit of our consolidated income tax returns for 2003 and 2004, and continues its review of certain pre-acquisition returns for the years 2003, 2004 and 2005.  In addition, certain other tax deficiency issues and refund claims for previous years remain unresolved.  The Canadian governments, including various provinces, are currently auditing income tax returns for the years 2001 to 2004.  There are U.S. state and local audits covering tax years 2001 to 2005. The Company anticipates that few of these audits will be fully resolved during fiscal 2007.

The Company believes that some individual adjustments from the completed IRS audit and other audits may be agreed upon within the next twelve months.  Accordingly, the Company has classified approximately $18 million of the reserve for unrecognized tax benefits as a short-term liability in the accompanying Consolidated Balance Sheets.  Final settlement of these audit issues may result in payments that are more or less than this amount, but the Company does not anticipate the resolution of these matters will result in a material change to its consolidated financial position or results of operations.

THE HOME DEPOT, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

The Home Depot, Inc.:

We have reviewed the Consolidated Balance Sheet of The Home Depot, Inc. and subsidiaries as of October 28, 2007, and the related Consolidated Statements of Earnings and Comprehensive Income for the three-month and nine-month periods ended October 28, 2007 and October 29, 2006, and the related Consolidated Statements of Cash Flows for the nine-month periods ended October 28, 2007 and October 29, 2006.  These Consolidated Financial Statements are the responsibility of the Company’s management.

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
November 28, 2007

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements regarding our future performance made in this report are forward-looking statements. Forward-looking statements may relate to such matters as Net Sales growth, comparable store sales, impact of cannibalization, state of the residential construction and housing markets, state of the home improvement market, commodity price inflation and deflation, implementation of store initiatives, continuation of reinvestment plans, protection of intellectual property rights, Net Earnings performance, earnings per share, stock-based compensation expense, store openings and closures, capital allocation and expenditures, liquidity, the effect of adopting certain accounting standards, return on invested capital, management of our purchasing or customer credit policies, the planned recapitalization of the Company, timing of the completion of such recapitalization, the ability to issue debt securities on terms and at rates acceptable to us, and the demand for our products and services.

Forward-looking statements are based on currently available information and our current assumptions, expectations and projections about future events. You are cautioned not to place undue reliance on such forward-looking statements. Such statements are subject to future events, risks and uncertainties — many of which are beyond our control — as well as potentially inaccurate assumptions, that could cause actual results to differ materially from our expectations and projections. Some of the material risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for fiscal 2006 as filed with the Securities and Exchange Commission (“SEC”).  You should read that information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report and our Consolidated Financial Statements and related notes in Item 1 of Part I of this report. We note such information for investors as permitted by the Private Securities Litigation Reform Act of 1995. There also may be other factors that we cannot anticipate or that are not described in this report, generally because we do not perceive them to be material. Such factors could cause results to differ materially from expectations.

Forward-looking statements speak only as of the date they are made, and we do not undertake to update these forward-looking statements except as may be required by law. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the SEC.

EXECUTIVE SUMMARY AND SELECTED CONSOLIDATED STATEMENTS OF EARNINGS DATA

For the third quarter of fiscal 2007, we reported Net Earnings of $1.1 billion and Diluted Earnings per Share of $0.60 compared to Net Earnings of $1.5 billion and Diluted Earnings per Share of $0.73 for the third quarter of fiscal 2006. For the first nine months of fiscal 2007, we reported Net Earnings of $3.7 billion and Diluted Earnings per Share of $1.94 compared to Net Earnings of $4.8 billion and Diluted Earnings per Share of $2.32 for the first nine months of fiscal 2006.

On August 30, 2007, we closed the sale of HD Supply. We received net proceeds of $8.3 billion for the sale of HD Supply and recognized a loss of $4 million for the sale of the business, subject to the finalization of working capital adjustments. Also in connection with the sale, we purchased a 12.5% equity interest in the newly formed HD Supply for $325 million and guaranteed a $1.0 billion senior secured loan of HD Supply. HD Supply is being reported as a discontinued operation in our Consolidated Statements of Earnings for all periods presented.

For the third quarter of fiscal 2007, we reported net Earnings from Continuing Operations of $1.1 billion and Diluted Earnings per Share from Continuing Operations of $0.59 compared to net Earnings from Continuing Operations of $1.3 billion and Diluted Earnings per Share from Continuing Operations of $0.65 for the third quarter of fiscal 2006. For the first nine months of fiscal 2007, we reported net Earnings from Continuing Operations of $3.5 billion and Diluted Earnings per Share from Continuing Operations of $1.85 compared to net Earnings from Continuing Operations of $4.4 billion and Diluted Earnings per Share from Continuing Operations of $2.13 for the first nine months of fiscal 2006.  Net Sales decreased 3.5% to $19.0 billion for the third quarter of fiscal 2007 from $19.6 billion for the third quarter of fiscal 2006. For the first nine months of fiscal 2007, Net Sales decreased 3.1% to $59.7 billion from $61.6 billion for the first nine months of fiscal 2006. Our gross profit margin was 33.4% and our operating margin was 9.3% for the third quarter of fiscal 2007. For the first nine months of fiscal 2007, our gross profit margin was 33.4% and our operating margin was 10.0%.

The slowdown in the residential construction and home improvement markets negatively affected our Net Sales for the third quarter and first nine months of fiscal 2007. Our comparable store sales declined 6.2% in the third quarter of fiscal 2007 driven by a 5.1% decline in comparable store customer transactions, as well as a 1.5% decline in our average ticket to $57.48.

We believe the residential construction and home improvement market will remain soft throughout 2007 and into 2008.  We expect our Diluted Earnings per Share from Continuing Operations to decline by approximately 11%, on a 52-week basis, for fiscal 2007. We expect that the 53rd week will add approximately five cents to our Earnings per Share outlook for fiscal 2007.

We remain committed to the long-term health of our business through our strategy of investing in our retail business and through the following five key priorities:

Associate Engagement – We have taken a number of actions to improve associate engagement by changing the way our associates are compensated, recognized and rewarded, including restructuring our success sharing program, an incentive program for our hourly associates driven by individual store performance. As of the end of the third quarter of fiscal 2007, 57% of our stores would be eligible to receive a success sharing payout for the second half of fiscal 2007 compared to 22% of stores for the same period last year. We also launched a program earlier this year to hire master trade specialists to bring electrical and plumbing experience and know-how to the store and to transfer knowledge to other associates. We now have over 2,000 master trade specialists in our stores.

Product Excitement – In areas where we have completed our merchandising resets and implemented change from our product line review process, collectively these categories are outperforming store sales performance in line with our expectations. We gained market share in paint, appliances and power tools in the third quarter of fiscal 2007 through the addition of new styles and color choices and by enhancing our product displays.

Shopping Environment – We continued our store reinvestment program by installing enhanced lighting in 1,765 stores, striping 1,038 parking lots, polishing 473 floors and remodeling 172 restrooms. In addition to programmatic maintenance, our integrated field and support center teams have rolled out store standards to all stores. We developed and piloted common guidelines on store appearance and shoppability, including standards for front apron merchandising, wingstack usage, signage presentation, fixturing and off-shelf product. This initiative helps reduce the amount of time our store managers spend on these issues, removes unnecessary clutter from the aisles and implements a basic consistent approach in terms of appearance.

Product Availability – We are in the early stages of our supply chain transformation to improve product availability. We have improved management of our in-stock position, implemented enhancements to our replenishment systems, begun a rollout of a new warehouse management system and begun to pilot our new centralized distribution concept.

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

We opened 25 new stores during the third quarter of fiscal 2007, including one relocation, bringing our total store count to 2,224. As of the end of the third quarter of fiscal 2007, 236, or approximately 11%, of our stores were located in Canada, Mexico or China compared to 203, or approximately 10%, as of the end of the third quarter of fiscal 2006.

We generated $5.2 billion of cash flow from operations in the first nine months of fiscal 2007. We used this cash flow, along with the net proceeds from the sale of HD Supply, to fund $10.8 billion of share repurchases, including $10.7 billion used to repurchase 289 million shares of our common stock in connection with our tender offer, and $1.3 billion of cash dividends.  We also spent $2.5 billion in capital expenditures.

At the end of the third quarter of fiscal 2007, our long-term debt-to-equity ratio was 65.0% compared to 24.0% at the end of the third quarter of fiscal 2006. Our return on invested capital for continuing operations (computed on the average of beginning and ending long-term debt and equity for the trailing twelve months) was 15.0% for the third quarter of fiscal 2007 compared to 18.9% for the third quarter of fiscal 2006 and 13.7% for the second quarter of fiscal 2007.

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

	% of Net Sales
	Three Months Ended		Nine Months Ended		% Increase (Decrease) in Dollar Amounts
	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006	Three Months	Nine Months
NET SALES	100.0%	100.0%	100.0%	100.0%	(3.5)%	(3.1)%

GROSS PROFIT	33.4	33.6	33.4	33.6	(4.0)	(3.6)

Operating Expenses:
Selling, General and Administrative	21.9	20.3	21.3	19.7	4.1	4.9
Depreciation and Amortization	2.3	2.0	2.1	1.9	7.5	5.8
Total Operating Expenses	24.1	22.3	23.4	21.6	4.4	5.0

OPERATING INCOME	9.3	11.3	10.0	12.0	(20.6)	(19.1)

Interest (Income) Expense:
Interest and Investment Income	(0.2)	—	(0.1)	—	480.0	204.5
Interest Expense	0.8	0.5	0.8	0.4	58.8	89.0
Interest, net	0.7	0.5	0.7	0.4	35.9	78.4

EARNINGS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	8.6	10.8	9.3	11.6	(23.1)	(22.4)
Provision for Income Taxes	3.0	4.1	3.4	4.5	(28.7)	(26.2)
EARNINGS FROM CONTINUING OPERATIONS	5.7%	6.8%	5.9%	7.2%	(19.7)%	(20.0)%

Note: Certain percentages may not sum to totals due to rounding.

SELECTED SALES DATA
Number of Customer Transactions (in millions)	326	332	1,021	1,026	(1.8)%	(0.5)%
Average Ticket	$57.48	$58.33	$58.26	$59.69	(1.5)	(2.4)
Weighted Average Weekly Sales Per Operating Store (in thousands)	$651	$710	$696	$760	(8.3)	(8.4)
Weighted Average Sales per Square Foot	$323.36	$350.80	$345.72	$375.51	(7.8)	(7.9)
Comparable Store Sales Decrease (%)(1)	(6.2)%	(5.1)%	(6.3)%	(1.7)%	N/A	N/A

(1)       Includes Net Sales at locations open greater than 12 months, including relocated and remodeled stores.  Retail stores become comparable on the Monday following their 365th day of operation. Comparable store sales is intended only as supplemental information and is not a substitute for Net Sales or Net Earnings presented in accordance with generally accepted accounting principles.

RESULTS OF OPERATIONS

Net Sales for the third quarter of fiscal 2007 decreased 3.5%, or $687 million, to $19.0 billion from $19.6 billion for the third quarter of fiscal 2006. For the first nine months of fiscal 2007, Net Sales decreased 3.1%, or $1.9 billion, to $59.7 billion from $61.6 billion for the comparable period in fiscal 2006.

The decrease in Net Sales for the third quarter and first nine months of fiscal 2007 reflects the impact of negative comparable store sales, partially offset by Net Sales of $2.2 billion for the first nine months of fiscal 2007 from new stores and stores open less than one year. Comparable store sales decreased 6.2% for the third quarter of fiscal 2007 compared to a decrease of 5.1% for the third quarter of fiscal 2006.  For the first nine months of fiscal 2007, comparable store sales decreased 6.3% and decreased 1.7% for the same period of fiscal 2006. Our average ticket decreased 1.5% to $57.48 for the third quarter of fiscal 2007 and decreased 2.4% to $58.26 for the first nine months of fiscal 2007.

There were a number of factors that contributed to our comparable store sales decline. The residential construction and home improvement markets continued to be soft, especially in some of our traditionally strong markets such as Florida and California. We saw relative strength in Plumbing, Garden, Kitchen/Bath and Paint as comparable store sales in these areas were above the Company average for the third quarter and first nine months of fiscal 2007.  Comparable store sales in hardware were also above the Company average for the third quarter of fiscal 2007. We gained market share in power tools and equipment, due in part to our launch of Ryobi One+ lithium products in the third quarter of fiscal 2007. Flooring performed at the Company average for the third quarter of fiscal 2007. Comparable store sales for Lumber, Building Materials, Lighting, and Millwork were below the Company average for the third quarter and first nine months of fiscal 2007.

Our Mexican stores posted a double digit comparable store sales increase in both the third quarter and first nine months of fiscal 2007, and Canada’s comparable store sales were also positive for those periods.

In order to meet our customer service objectives, we strategically open stores near market areas served by existing stores (“cannibalize”) to enhance service levels, gain incremental sales and increase market penetration. Our new stores cannibalized approximately 9% of our existing stores as of the third quarter of fiscal 2007, which had a negative impact to comparable store sales of approximately 1%.

Gross Profit decreased 4.0% to $6.3 billion for the third quarter of fiscal 2007 from $6.6 billion for the third quarter of fiscal 2006.  Gross Profit decreased 3.6% to $19.9 billion for the first nine months of fiscal 2007 from $20.7 billion for the first nine months of fiscal 2006. Gross Profit as a percent of Net Sales decreased 18 basis points to 33.4% for the third quarter of fiscal 2007 compared to 33.6% for the third quarter of fiscal 2006.  For the first nine months of fiscal 2007, Gross Profit as a percent of Net Sales was 33.4% compared with 33.6% for the comparable period of fiscal 2006, a decrease of 18 basis points. In the third quarter of fiscal 2007, Gross Profit as a percent of Net Sales was negatively impacted by approximately 54 basis points due to a higher penetration of lower margin products such as appliances and markdowns taken to clear-through some seasonal items, such as outdoor power equipment and grills, to allow us to transition into new products, such as assembled cabinets and kitchen accessories. These decreases were offset in part by a benefit of 36 basis points of gross profit margin expansion arising from lower financing costs associated with our private label credit card financing programs. Through our private label credit card we offer no interest/no payment programs and the cost of these programs was reduced beginning in fiscal 2007. For the third quarter and first nine months of fiscal 2007, the penetration of our private label and co-branded credit sales was 30% and 29%, respectively for both periods, as compared to 29% and 28% for the third quarter and first nine months of fiscal 2006, respectively.

Operating Expenses increased 4.4% to $4.6 billion for the third quarter of fiscal 2007 from $4.4 billion for the third quarter of fiscal 2006.  For the first nine months of fiscal 2007, Operating Expenses increased 5.0% to $14.0 billion from $13.3 billion for the comparable period of fiscal 2006.  Operating Expenses as a percent of Net Sales were 24.1% for the third quarter of fiscal

2007 compared to 22.3% for the third quarter of fiscal 2006, an increase of 183 basis points.  Operating Expenses as a percent of Net Sales were 23.4% for the first nine months of fiscal 2007 compared to 21.6% for the first nine months of fiscal 2006.

Selling, General and Administrative Expense (“SG&A”) increased 4.1% to $4.1 billion for the third quarter of fiscal 2007 from $4.0 billion for the third quarter of fiscal 2006.  For the first nine months of fiscal 2007, SG&A increased 4.9% to $12.7 billion from $12.1 billion for the first nine months of fiscal 2006. As a percent of Net Sales, SG&A was 21.9% for the third quarter of fiscal 2007 compared to 20.3% for the third quarter of fiscal 2006.  For the first nine months of fiscal 2007, SG&A as a percent of Net Sales was 21.3% compared to 19.7% for the same period last year.  Our deleverage in SG&A reflects the impact of negative comparable store sales, where for every one percentage point of negative comparable store sales, we expect to deleverage expenses by about 20 basis points. We also recognized $25 million of expense associated with our decision to close our 11 Home Depot Landscape Supply stores in the third quarter of fiscal 2007.  The remaining deleverage was the result of an $82 million decrease in our profit sharing arrangement with the underwriter of our private label credit card portfolio. SG&A also reflects investments we are making in support of our five key priorities. As a percentage of Net Sales, total payroll increased by 51 basis points for the third quarter of fiscal 2007 over the same period last year. This reflects investments in store labor and Master Trade Specialists program, as well as the impact of our success sharing bonus plans.

Depreciation and Amortization increased 7.5% to $431 million for the third quarter of fiscal 2007 from $401 million for the third quarter of fiscal 2006.  For the first nine months of fiscal 2007, Depreciation and Amortization increased 5.8% to $1.3 billion from $1.2 billion for the same period of fiscal 2006.  Depreciation and Amortization as a percent of Net Sales was 2.3% for the third quarter of fiscal 2007 compared to 2.0% for the third quarter of fiscal 2006, and was 2.1% for the first nine months of fiscal 2007 compared to 1.9% for the same period in fiscal 2006.  The increase as a percentage of Net Sales in both periods was primarily due to the depreciation of our investments in store modernization and technology.

Operating Income decreased 20.6% to $1.8 billion for the third quarter of fiscal 2007 from $2.2 billion for the third quarter of fiscal 2006. Operating Income decreased 19.1% to $6.0 billion for the first nine months of fiscal 2007 from $7.4 billion for the first nine months of fiscal 2006. Operating Income as a percent of Net Sales was 9.3% for the third quarter of fiscal 2007 compared to 11.3% for the third quarter of fiscal 2006, and was 10.0% for the first nine months of fiscal 2007 compared to 12.0% for the first nine months of fiscal 2006.

In the third quarter of fiscal 2007, we recognized $125 million of net Interest Expense compared to $92 million in the third quarter of fiscal 2006.  Net Interest Expense as a percentage of Net Sales was 0.7% for the third quarter of fiscal 2007 and 0.5% for the third quarter of 2006. This increase was primarily due to additional interest incurred related to the December 2006 issuance of $750 million of floating rate Senior Notes, $1.25 billion of 5.25% Senior Notes and $3.0 billion of 5.875% Senior Notes.

Our combined federal and state effective income tax rate for continuing operations decreased to 36.4% for the first nine months of fiscal 2007 from 38.3% for the comparable period of fiscal 2006.  The decrease in our effective income tax rate for the first nine months of fiscal 2007 reflects the impact of a one-time tax assessment received from the province of Quebec in the second quarter of fiscal 2006 and $35 million of tax benefits recognized upon settlement of several state audits and completion of the federal tax audit in the third quarter of fiscal 2007.

Diluted Earnings per Share from Continuing Operations were $0.59 and $1.85 for the third quarter and first nine months of fiscal 2007 compared to $0.65 and $2.13 for the third quarter and first nine months of fiscal 2006, respectively.

Discontinued operations consist of the results of operations through August 30, 2007 and loss on the sale of HD Supply. Net Sales from discontinued operations were $1.2 billion and $7.4 billion for the third quarter and first nine months of fiscal 2007, respectively, compared to $3.4 billion and $9.0 billion for the third quarter and first nine months of fiscal 2006, respectively.  Earnings from Discontinued Operations were $20 million and $185 million for the third quarter and first nine months of fiscal 2007, respectively, compared to $157 million and $411 million for the same periods of last year. Earnings from Discontinued Operations for the third quarter and first nine months of fiscal 2007 include a $4 million loss recognized on the sale of the business, subject to the finalization of working capital adjustments.  The sale of HD Supply also resulted in reductions in Goodwill and other intangible assets.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operations provides us with a significant source of liquidity.  During the first nine months of fiscal 2007, Net Cash Provided by Operating Activities was $5.2 billion compared to $6.2 billion for the same period of fiscal 2006.  This change was primarily a result of decreased Net Earnings.

Investing activities for the first nine months of fiscal 2007 provided $5.6 billion compared to $6.6 billion used in investing activities for the same period of fiscal 2006.  The increase in Net Cash Provided by Investing Activities was primarily the result of $8.3 billion of net proceeds from the sale of HD Supply in the third quarter of fiscal 2007.

During the first nine months of fiscal 2007, $10.8 billion was used in financing activities compared with $152 million provided by financing activities for the same period of fiscal 2006.  The increase in Net Cash Used in Financing Activities was primarily due to the repurchase of 289 million shares of our common stock for $10.7 billion in connection with our recent tender offer.

As of the end of the third quarter of fiscal 2007, our long-term debt-to-equity ratio was 65.0% reflecting the December 2006 issuance of $750 million of floating rate Senior Notes, $1.25 billion of 5.25% Senior Notes and $3.0 billion of 5.875% Senior Notes.

In the second quarter of fiscal 2007, we increased the maximum capacity for borrowing under our commercial paper program to $3.0 billion from $2.5 billion, as well as increased the related back-up credit facility with a consortium of banks to $3.0 billion from $2.0 billion. As of October 28, 2007, there was $748 million outstanding under the commercial paper program and there were no borrowings outstanding under the related credit facility. The credit facility, which expires in December 2010, contains various restrictive covenants, none of which is expected to impact our liquidity or capital resources.

As of October 28, 2007, we had $550 million in Cash and Short-Term Investments.  We believe that our current cash position and cash flow generated from operations should be sufficient to enable us to complete our capital expenditure programs and any required long-term debt payments through the next several fiscal years.  In addition, we have funds available from the $3.0 billion commercial paper program and the ability to obtain alternative sources of financing for other requirements.

On June 18, 2007, the Board of Directors authorized an additional $22.5 billion in common stock repurchases for a total authorization of $40.0 billion. We closed the sale of HD Supply on August 30, 2007 and used the proceeds from the sale and cash on hand to repurchase 289 million shares of our common stock for $10.7 billion, or $37 per share, in settlement of the related tender offer. Since the inception of our share repurchase program in 2002, we have repurchased 743 million shares of our common stock for a total of $27.2 billion as of the end of the third quarter of fiscal 2007. As of October 28, 2007, $12.8 billion remained under our share repurchase authorization.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risks results primarily from fluctuations in interest rates.  There have been no material changes to our exposure to market risks from those disclosed in our Annual Report on Form 10-K for the year ended January 28, 2007.

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the fiscal quarter ended October 28, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to page 14 of the Company’s 2006 Form 10-K which describes a request for information received from the U.S. Environmental Protection Agency (“EPA”) regarding alleged pollutant discharges during construction activities at certain The Home Depot stores. The EPA subsequently referred this matter to the U.S. Department of Justice (“DOJ”).   In November 2007, the Company entered into a consent decree pursuant to which the Company will implement a compliance program designed to ensure proper permitting at all relevant sites, training of critical program personnel, and the identification and timely resolution of potential compliance issues on the ground.  The Company will also pay $1.3 million in civil penalties and for certain specified stipulated penalties for any violations of its terms for a period of no less than 5 years after entry.  This consent decree is subject to final approval by the court.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                 During the third quarter of fiscal 2007, the Company issued 4,030 deferred stock units under The Home Depot, Inc. NonEmployee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The deferred stock units were credited to the accounts of such nonemployee directors who elected to receive board and committee fees in the form of deferred stock units instead of receiving such fees in cash as payment for board and committee meetings held during the third quarter of fiscal 2007. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.

During the third quarter of fiscal 2007, the Company credited 1,331 deferred stock units to participant accounts under The Home Depot FutureBuilder Restoration Plan pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.

(c)                                 Since fiscal 2002, the Company has repurchased shares of its common stock having a value of approximately $27.2 billion. The number and average price of shares purchased in each fiscal month of the third quarter of fiscal 2007 are set forth in the table below:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
July 30, 2007 – August 26, 2007	479,583	$37.02	—	$23,525,170,744
August 27, 2007 – September 23, 2007	289,336,225	$37.06	289,331,314	$12,802,553,700
September 24, 2007 – October 28, 2007	408	$31.77	—	$12,802,553,700

(1)       These amounts include repurchases pursuant to the Company’s 1997 and 2005 Omnibus Stock Incentive Plans (the “Plans”). Under the Plans, participants may exercise stock options by surrendering shares of common stock that the participants already own as payment of the exercise price. Participants in the Plans may also surrender shares as payment of applicable tax withholding on the vesting of restricted stock and deferred share awards. Shares so surrendered by participants in the Plans are repurchased pursuant to the terms of the Plans and applicable award agreement and not pursuant to publicly announced share repurchase programs. For the quarter ended October 28, 2007, the following shares of The Home Depot common stock were surrendered by participants in the Plans and included in the total number of shares purchased: July  30, 2007 – August 26, 2007 – 479,583 shares at an average price per share of $37.02; August 27, 2007 – September 23, 2007 – 4,911 shares at an average price per share of $36.36; September 24, 2007 – October 28, 2007 – 408 shares at an average price per share of $31.77.

(2)       The Company’s common stock repurchase program was initially announced on July 15, 2002. As of the beginning of the third quarter of fiscal 2007, the Board had approved purchases up to $40.0 billion. The program does not have a prescribed expiration date.

Item 6.  Exhibits

Exhibits marked with an asterick (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the reference in brackets.  All other exhibits are filed herewith.

*10.1

Credit Agreement between The Home Depot, Inc., Lehman Commercial Paper Inc., Merrill Lynch Capital Corporation and certain of their affiliates, dated August 28, 2007.  [Form 8-K filed on August 31, 2007, Exhibit 10.1]

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter of KPMG LLP, Acknowledgement of Independent Registered Public Accounting Firm, dated November 28, 2007.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Executive Vice President – Corporate Services, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HOME DEPOT, INC.
(Registrant)

	By:	/s/ FRANCIS S. BLAKE
Francis S. Blake
Chairman &
Chief Executive Officer

/s/ CAROL B. TOMÉ
Carol B. Tomé
Chief Financial Officer &
Executive Vice President –
November 27, 2007		Corporate Services
(Date)

INDEX TO EXHIBITS

Exhibits marked with an asterick (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the reference in brackets.  All other exhibits are filed herewith.

*10.1

Credit Agreement between The Home Depot, Inc., Lehman Commercial Paper Inc., Merrill Lynch Capital Corporation and certain of their affiliates, dated August 28, 2007.  [Form 8-K filed on August 31, 2007, Exhibit 10.1]

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter of KPMG LLP, Acknowledgement of Independent Registered Public Accounting Firm, dated November 28, 2007.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Executive Vice President – Corporate Services, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.