Form 10-K
period 2008-02-03
HOME DEPOT INC
filed 2008-04-03
CIK 354950

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2008
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant on July 29, 2007 was $70.7 billion.

The number of shares outstanding of the Registrant's common stock as of March 24, 2008 was 1,690,034,627 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's proxy statement for the 2008 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K to the extent described herein.

THE HOME DEPOT, INC.
FISCAL YEAR 2007 FORM 10-K

CAUTIONARY STATEMENT PURSUANT TO THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements regarding our future performance made in this report are forward-looking statements. Forward-looking statements may relate to such matters as net sales growth, comparable store sales, impact of cannibalization, state of the residential construction and housing markets, state of the home improvement market, commodity price inflation and deflation, implementation of store initiatives, continuation of reinvestment plans, protection of intellectual property rights, net earnings performance, earnings per share, stock-based compensation expense, store openings and closures, capital allocation and expenditures, liquidity, the effect of adopting certain accounting standards, return on invested capital, management of our purchasing or customer credit policies, the planned recapitalization of the Company, timing of the completion of such recapitalization, the ability to issue debt securities on terms and at rates acceptable to us and the demand for our products and services.

Forward-looking statements are based on currently available information and our current assumptions, expectations and projections about future events. You are cautioned not to place undue reliance on our forward-looking statements. Such statements are subject to future events, risks and uncertainties – many of which are beyond our control or are currently unknown to us – as well as potentially inaccurate assumptions, that could cause actual results to differ materially from our expectations and projections. Some of the material risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described in Item 1A, "Risk Factors." You should read such information in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and our Financial Statements and related notes in Item 8. We note such information for investors as permitted by the Private Securities Litigation Reform Act of 1995. There also may be other factors that we cannot anticipate or that are not described in this report, generally because we do not perceive them to be material. Such factors could cause results to differ materially from our expectations.

Forward-looking statements speak only as of the date they are made, and we do not undertake to update such statements. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the Securities and Exchange Commission ("SEC").

PART I

Item 1.    Business.

Introduction

The Home Depot, Inc. is the world's largest home improvement retailer and the second largest retailer in the United States ("U.S."), based on Net Sales for the fiscal year ended February 3, 2008 ("fiscal 2007"). As of the end of fiscal 2007, we were operating 2,234 stores, most of which are The Home Depot stores.

The Home Depot stores sell a wide assortment of building materials, home improvement and lawn and garden products and provide a number of services. The Home Depot stores average approximately 105,000 square feet of enclosed space, with approximately 23,000 additional square feet of outside garden area. As of the end of fiscal 2007, we had 2,193 The Home Depot stores located throughout the U.S. (including the territories of Puerto Rico, the Virgin Islands and Guam), Canada, China and Mexico. In addition, at the end of fiscal 2007, the Company operated 34 EXPO Design Center stores, two THD Design Center stores and five Yardbirds stores.

On August 30, 2007, we closed the sale of HD Supply. We received net proceeds of $8.3 billion and recognized a loss of $4 million, net of tax, for the sale of the business. In connection with the sale, we purchased a 12.5% equity interest in the newly formed HD Supply for $325 million and guaranteed a $1.0 billion senior secured loan of HD Supply.

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

Our Business

Operating Strategy.    In fiscal 2007, following changes in senior Company management and in the face of rapid deterioration in the housing, residential construction and home improvement markets, we adopted and implemented strategic objectives of focusing on our retail business, investing in our associates and stores, improving customer service and returning capital to shareholders. We completed the sale of HD Supply; we completed approximately one-half of our $22.5 billion recapitalization plan by acquiring approximately 15% of our outstanding shares; and we invested over $2 billion in five key operating priorities: associate engagement, product excitement, product availability, shopping environment and own the pro. Further information about our efforts on each of these key priorities may be found in Part II, Item 7.

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

  •
  Professional Customers:  These customers are professional remodelers, general contractors, repairmen, small business owners and tradesmen. In many stores, we offer a variety of programs to these customers, including additional delivery and will-call services, dedicated staff, extensive merchandise selections and expanded credit programs, all of which we believe increase sales to these customers.

Products.    A typical Home Depot store stocks 35,000 to 45,000 products during the year, including both national brand name and proprietary items. The following table shows the percentage of Net Sales of each major product group (and related services) for each of the last three fiscal years:

	Percentage of Net Sales for Fiscal Year Ended
Product Group	February 3, 2008	January 28, 2007	January 29, 2006
Plumbing, electrical and kitchen	31.0%	30.8%	29.4%
Hardware and seasonal	28.0	27.0	27.1
Building materials, lumber and millwork	22.3	23.6	24.2
Paint and flooring	18.7	18.6	19.3

Total	100.0%	100.0%	100.0%

In fiscal 2007, we focused on driving merchandising fundamentals and continuing to deliver innovative and distinctive products. Key areas of success included:

  •
  Introducing new technology in great products like Behr paint with nano-guard which eliminates the need for priming in exterior painting and Shark Bite pipe fittings which takes welding out of the pipe connection process in plumbing;

  •
  Launching environmentally friendly Eco OptionsSM products across many categories, including compact fluorescent bulbs, cleaning products and natural live goods; and

  •
  Remaining focused on affordable luxury by introducing new products in Hampton Bay Patio, Charmglow grills, GE CleanSteel™ appliances, LG Kitchen Series, TrafficMaster Allure resilient flooring and Shaw Highstakes carpet.

To complement and enhance our product selection, we have formed strategic alliances and exclusive relationships with selected suppliers to market products under a variety of well-recognized brand names. During fiscal 2007, we offered a number of proprietary and exclusive brands across a wide range of departments including, but not limited to, Behr Premium Plus® paint, Charmglow® gas grills, Hampton Bay® lighting, Vigoro® lawn care products, Husky® hand tools, RIDGID® and Ryobi® power tools, Pegasus® faucets, Traffic Master® carpet, Glacier Bay® bath fixtures and Veranda® decking products. We may consider additional strategic alliances and relationships with other suppliers and will continue to assess opportunities to expand the range of products available under brand names that are exclusive to The Home Depot.

From our Store Support Center we maintain a global sourcing merchandise program to source high-quality products directly from manufacturers around the world. Our Product Development Merchants travel internationally in order to identify and purchase market leading innovative products directly for our stores. Additionally, we have four sourcing offices located in the Chinese cities of Shanghai, Shenzhen, Dalian and Chengdu, and offices in Gurgaon, India; Milan, Italy; Monterrey, Mexico and Toronto, Canada. In addition to our global sourcing teams, we also have quality assurance and engineer teams who ensure that the products we source (globally or domestic) comply with federal, state and local standards.

Services.    Our stores offer a variety of installation services. These services target D-I-F-M customers who select and purchase products and installation of those products from us. These installation programs include products such as carpeting, flooring, cabinets, countertops and water heaters. In addition, we provide professional installation of a number of products sold through our in-home sales programs, such as generators and furnace and central air systems.

Store Growth

United States.    At the end of fiscal 2007, we were operating 1,950 The Home Depot stores in the U.S., including the territories of Puerto Rico, the Virgin Islands and Guam. During fiscal 2007, we opened 87 new The Home Depot stores, including nine relocations, in the U.S.

Canada.    At the end of fiscal 2007, we were operating 165 The Home Depot stores in ten Canadian provinces. Of these stores, ten were opened during fiscal 2007.

Mexico.    At the end of fiscal 2007, we were operating 66 The Home Depot stores in Mexico. Of these stores, six were opened during fiscal 2007, including one relocation.

China.    At the end of fiscal 2007, we were operating 12 The Home Depot stores in six Chinese cities.

Other.    In fiscal 2007, we opened five Yardbirds stores in California and a THD Design Center in California and North Carolina. At the end of fiscal 2007, we were operating 34 EXPO Design Center stores in 13 states. Also in fiscal 2007, we closed our 11 The Home Depot Landscape Supply stores and our two The Home Depot Floor stores.

Financial information about our operations outside of the U.S. is reported in Note 1 to the Consolidated Financial Statements.

Store Support Services

Information Technologies.    During fiscal 2007, we continued to make information technology investments to better support our customers and provide an improved overall shopping environment and experience.

With our focus on the stores, we provided technology improvements designed to help store associates perform their jobs and improve customer service. Over 650 stores received new computers, registers and printers, while over 1,100 stores received a refresh of their self-checkout equipment. All stores received a design system upgrade and new equipment to allow sales to be processed in the specialty departments and over 100 stores received new paint dispensers. A satellite-based network was deployed to all stores in order to increase network resiliency and connectivity to our data centers. Along with the improvements to the stores, we installed new hardware in approximately 18 logistics facilities.

The installation of a new Radio Call Box system, designed to help customers obtain in-aisle assistance, was completed in every store across the U.S. and Canada. The deployment of self-checkout registers to all our stores was completed, and new coupon handling automation was implemented. We equipped managers, designers and expediters with BlackBerry/cell phone devices and e-mail accounts enabling them to more easily communicate with customers and store support centers.

In addition to significant investments in store technology, new warehouse and transportation management technology was implemented in support of our supply chain. A new Customer Care technology was implemented in the store support center and each store to assist with recording and resolving customer disputes. Considerable progress was made in the development of an ERP system (Core Retail) that will first be deployed in Canada in 2008.

Credit Services.    We offer six credit programs through third-party credit providers to professional, D-I-Y and D-I-F-M customers. In fiscal 2007, approximately 4.3 million new The Home Depot credit accounts were opened, and the total number of The Home Depot active account holders was approximately 13 million. Proprietary credit card sales accounted for approximately 29% of store sales in fiscal 2007.

Logistics.    Our logistics programs are designed to ensure product availability for customers, effective use of our investment in inventory and low total supply chain costs. At the end of fiscal 2007, we operated 30 lumber distribution centers in the U.S., Canada and Mexico, and 39 conventional distribution centers located in the U.S., Canada and Mexico. At the end of fiscal 2007, we also operated eight transit facilities in the U.S. and Mexico to receive and consolidate store merchandise orders from suppliers for delivery to our stores.

In fiscal 2007, approximately 20% of the merchandise shipped to our U.S. stores flowed through the distribution centers, and about 20% through the transit facilities. The remaining merchandise was shipped directly from suppliers to our stores.

During fiscal 2007, we introduced improved flow-through distribution processes in an existing U.S. transit facility by converting it to a Rapid Deployment Center ("RDC"). RDCs allow for aggregation of store product needs to a single purchase order, and then rapid allocation and deployment of inventory to individual stores upon arrival at the center. This process allows improved transportation, simplified order processing at suppliers, and reduced lead time from store product need determination to replenishment. We opened a second RDC facility in January 2008. We plan to open several more RDCs in the U.S. over the next few years to increase our central distribution capabilities and product flow-through.

In addition to replenishing merchandise at our stores, we also provide delivery of in-stock and special order product directly to our customers.

Associates.    At the end of fiscal 2007, we employed approximately 331,000 associates, of whom approximately 26,000 were salaried, with the remainder compensated on an hourly or temporary basis. Approximately 67% of our associates are employed on a full-time basis. We believe that our employee relations are very good. To attract and retain qualified personnel, we seek to maintain competitive salary and wage levels in each market we serve.

Intellectual Property.    Through our wholly-owned subsidiary, Homer TLC, Inc., we have registered or applied for registration, in a number of countries, for a variety of internet domain names, service marks and trademarks for use in our businesses, including The Home Depot®; Hampton Bay® fans, lighting and accessories; Glacier Bay® toilets, sinks and faucets; Pegasus® faucets and bath accessories; Commercial Electric® lighting fixtures; Workforce® tools, tool boxes and shelving; and www.doitherself.com. We have also obtained and now maintain patent portfolios relating to certain products and services provided by The Home Depot, and continually seek to patent or otherwise protect selected innovations we incorporate into our products and business operations. We regard our intellectual property as having significant value to our business and as being an important factor in the marketing of our brand, e-commerce, stores and new areas of our business. We are not aware of any facts that could be expected to have a material adverse effect on our intellectual property.

Quality Assurance Program.    We have both quality assurance and engineering resources who oversee the quality of our directly imported globally-sourced and proprietary products. Through these programs, we have established criteria for supplier and product performance that are designed to ensure our products comply with federal, state and local quality/performance standards. These programs also allow us to measure and track timeliness of shipments. These performance records are made available to the factories to allow them to strive for improvement. The program addresses quality assurance at the factory, product and packaging levels.

Environmental, Health & Safety ("EH&S").    We are committed to maintaining a safe environment for our customers and associates and protecting the environment of the communities in which we do business. Our EH&S function in the field is directed by trained associates focused primarily on execution of the EH&S programs. Additionally, we have an Atlanta-based team of dedicated EH&S professionals who evaluate, develop, implement and enforce policies, processes and programs on a Company-wide basis.

Environmental.    The Home Depot is committed to conducting business in an environmentally responsible manner and this commitment impacts all areas of our business, including store construction and maintenance, energy usage, product selection and customer education. In fiscal 2007, we budgeted approximately $50 million for energy efficiency related projects. By replacing HVAC units in approximately 200 existing stores and switching to the use of T-5 lighting in approximately 600 existing stores, we estimate savings to be approximately $20 million since fiscal 2006. In addition, we have implemented strict operational standards that establish energy efficient practices in all of our facilities. These include HVAC unit temperature regulation and adherence to strict lighting schedules, which are the largest sources of energy consumption in our stores, as well as implementation of the Novar Energy Management and Alarm System in each store to monitor energy efficiency. We estimate that by implementing these energy saving programs we have avoided 907 million pounds of greenhouse gas emissions. We believe this is equivalent to removing approximately 75,000 cars from the highway.

We have also taken additional measures to further our sustainability efforts. We partnered with the U.S. Green Building Council and have built five LEED green certified stores. We offset the carbon emissions created by our facilities and a portion of those emissions created by business related travel through an agreement with The Conservation Fund that resulted in the planting of thousands of trees that will help reduce the heat-island effect in urban areas, reduce erosion and help clean the air. Through our Eco OptionsSM Program, we have created product categories that allow consumers to easily identify environmentally preferred product selections in our stores. We implemented a Supplier Social and Environmental Responsibility Program to ensure that our suppliers adhere to the highest standards of social and environmental responsibility.

Seasonality.    Our business is seasonal to a certain extent. Generally, our highest volume of sales occurs in our second fiscal quarter and the lowest volume occurs during our fourth fiscal quarter.

Competition.    Our business is highly competitive, based in part on price, store location, customer service and assortment of merchandise. In each of the markets we serve, there are a number of other home improvement stores, electrical, plumbing and building materials supply houses and lumber yards. With respect to some products, we also compete with discount stores, local, regional and national hardware stores, mail order firms, warehouse clubs, independent building supply stores and, to a lesser extent, other retailers. In addition to these entities, our EXPO Design Center stores compete with specialty design stores or showrooms, some of which are only open to interior design professionals. Due to the variety of competition we face, we are unable to precisely measure the impact on our sales by our competitors.

Item 1A.    Risk Factors.

The risks and uncertainties described below could materially and adversely affect our business, financial condition and results of operations and could cause actual results to differ materially from our expectations and projections. While we believe that our assumptions, expectations and projections are reasonable in view of currently available information, you are cautioned not to place undue reliance on forward-looking statements. These statements are not guarantees of future performance. They are subject to future events, risks and uncertainties – many of which are beyond our control or are unknown to us – as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. You should read these Risk Factors in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and our Consolidated Financial Statements and related notes in Item 8. There also may be other factors that we cannot anticipate or that are not described in this report, generally because we do not perceive them to be material. Such factors could cause results to differ materially from our expectations.

The state of the housing, construction and home improvement markets, rising costs, a reduction in the availability of financing, weather and other conditions in North America could adversely affect our costs of doing business, demand for our products and services and our financial performance.

In recent months, the housing, residential construction and home improvement markets have deteriorated dramatically. We expect the deterioration to continue through 2008, and our fiscal 2008 Net Sales and Diluted Earnings per Share from Continuing Operations to decline. Other factors – including interest rate fluctuations, fuel and other energy costs, labor and healthcare costs, the availability of financing, the state of the credit markets, including mortgages, home equity loans and consumer credit, consumer confidence, weather, natural disasters and other factors beyond our control – could adversely affect demand for our products and services and our financial performance. These and other similar factors could:

  •
  increase our costs,

  •
  cause our customers to delay undertaking or determine not to undertake new home improvement projects,

  •
  cause our customers to delay purchasing or determine not to purchase home improvement products and services, and

  •
  lead to a decline in customer transactions and our financial performance.

We rely on third party suppliers, and if we fail to identify and develop relationships with a sufficient number of qualified suppliers, our ability to timely and efficiently access products that meet our high standards for quality could be adversely affected.

We buy our products from suppliers located throughout the world. Our ability to continue to identify and develop relationships with qualified suppliers who can satisfy our high standards for quality and our need to access products in a timely and efficient manner is a significant challenge. Our ability to access products also can be adversely affected by political instability, the financial instability of suppliers, suppliers' noncompliance with applicable laws, trade restrictions, tariffs, currency exchange rates, transport capacity and cost and other factors beyond our control.

If we are unable to effectively manage and expand our alliances and relationships with selected suppliers of brand name products, we may be unable to effectively execute our strategy to differentiate ourselves from our competitors.

As part of our strategy of product differentiation, we have formed strategic alliances and exclusive relationships with selected suppliers to market products under a variety of well-recognized brand names. If we are unable to manage and expand these alliances and relationships or identify alternative sources for comparable products, we may not be able to effectively execute our strategy of differentiation.

Any inability to open new stores on schedule will delay the contribution of these new stores to our financial performance.

We expect to increase our presence in certain existing markets and enter new markets. Our ability to open new stores will depend primarily on our ability to:

  •
  identify attractive locations,

  •
  negotiate leases or real estate purchase agreements on acceptable terms,

  •
  attract and train qualified employees, and

  •
  manage pre-opening expenses, including construction costs.

Environmental regulations, local zoning issues and other laws related to land use affect our ability to open new stores. Failure to effectively manage these and other similar factors will affect our ability to open stores on schedule, which will delay the impact of these new stores on our financial performance.

The implementation of our supply chain and technology initiatives could disrupt our operations in the near term, and these initiatives might not provide the anticipated benefits or might fail.

We have made, and we plan to continue to make, significant investments in our supply chain and technology. These initiatives are designed to streamline our operations to allow our associates to continue to provide high quality service to our customers and to provide our customers with a better experience. The cost and potential problems and interruptions associated with the implementation of these initiatives could disrupt or reduce the efficiency of our operations in the near term. In addition, our improved supply chain and new or upgraded technology might not provide the anticipated benefits, it might take longer than expected to realize the anticipated benefits, or the initiatives might fail altogether.

We may not timely identify or effectively respond to consumer trends, which could adversely affect our relationship with customers, the demand for our products and services and our market share.

It is difficult to successfully predict the products and services our customers will demand. The success of our business depends in part on our ability to identify and respond to evolving trends in demographics and consumer preferences. Failure to design attractive stores and to timely identify or effectively respond to changing consumer tastes, preferences, spending patterns and home improvement needs could adversely affect our relationship with customers, the demand for our products and services and our market share.

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

Our strategy includes expansion of our operations in international markets by selective acquisitions, strategic alliances and the opening of new stores. Our ability to successfully execute our strategy in international markets is affected by many of the same operational risks we face in expanding our U.S. operations. In addition, international expansion may be adversely affected by our inability to identify and gain access to local suppliers as well as by local laws and customs, legal and regulatory constraints, political and economic conditions and currency regulations of the countries or regions in which we currently operate or intend to operate in the future. Risks inherent in international operations also include, among others, the costs and difficulties of managing international operations, adverse tax consequences and greater difficulty in enforcing intellectual property rights. Additionally, foreign currency exchange rates and fluctuations may have an impact on our future costs or on future cash flows from our international operations.

Our success depends upon our ability to attract, train and retain highly qualified associates.

To be successful, we must attract, train and retain a large number of highly qualified associates while controlling labor costs. Our ability to control labor costs is subject to numerous external factors, including prevailing wage rates and health and other insurance costs. In addition, many of our associates are in hourly positions with historically high turnover rates. We compete with other retail businesses for these associates and invest significant resources in training and motivating them. We also depend on our executives and other key associates for our success. There is no assurance that we will be able to attract or retain highly qualified associates in the future.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results or financial condition.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, such as revenue recognition, asset impairment, inventories, self-insurance, tax matters and litigation, are highly complex and involve many subjective assumptions, estimates and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments could significantly change our reported or expected financial performance or financial condition.

Increased competition could adversely affect prices and demand for our products and services and could decrease our market share.

We operate in markets that are highly competitive. We compete principally based on price, store location, customer service and assortment of merchandise. In each market we serve, there are a number of other home improvement stores, electrical, plumbing and building materials supply houses and lumber yards. With respect to some products, we also compete with discount stores, local, regional and national hardware stores, mail order firms, warehouse clubs, independent building supply stores and other retailers. In addition, we compete with specialty design stores or showrooms, some of which are only open to interior design professionals, local and regional distributors, and wholesalers and manufacturers that sell products directly to their customer bases. Intense competitive pressures from one or more of our competitors could affect prices or demand for our products and services. If we are unable to timely and appropriately respond to these competitive pressures, our financial performance and our market share could be adversely affected.

We are involved in a number of legal proceedings, and while we cannot predict the outcomes of such proceedings and other contingencies with certainty, some of these outcomes may adversely affect our operations or increase our costs.

We are involved in a number of legal proceedings, including government inquiries and investigations, and consumer, employment, tort and other litigation. We cannot predict the outcomes of these proceedings and other contingencies, including environmental remediation and other proceedings commenced by government authorities, with certainty. The outcome of some of these proceedings and other contingencies could require us to take or refrain from taking actions which could adversely affect our operations or could require us to pay substantial amounts of money. Additionally, defending against these lawsuits and proceedings may involve significant expense and diversion of management's attention and resources from other matters.

Our costs of doing business could increase as a result of changes in federal, state or local regulations.

Changes in the federal, state or local minimum wage or living wage requirements or changes in other wage or workplace regulations could increase our costs of doing business. In addition, changes in federal, state or local regulations governing the sale of some of our products or tax regulations could increase our costs of doing business.

Item 1B.    Unresolved Staff Comments.

Not applicable.

Item 2.    Properties.

The following tables show locations of the 1,950 The Home Depot stores located in the U.S. and its territories and the 243 The Home Depot stores outside of the U.S. at the end of fiscal 2007:

U.S. Locations	Number of Stores
Alabama	27
Alaska	7
Arizona	55
Arkansas	14
California	223
Colorado	45
Connecticut	27
Delaware	8
District of Columbia	1
Florida	152
Georgia	87
Guam	1
Hawaii	7
Idaho	11
Illinois	74
Indiana	26
Iowa	10
Kansas	16
Kentucky	15
Louisiana	27
Maine	11
Maryland	40
Massachusetts	43
Michigan	71
Minnesota	34
Mississippi	14
Missouri	33
Montana	6
Nebraska	8
Nevada	17
New Hampshire	20
New Jersey	67
New Mexico	13
New York	100
North Carolina	42
North Dakota	2
Ohio	72
Oklahoma	16
Oregon	25
Pennsylvania	69
Puerto Rico	8
Rhode Island	8
South Carolina	25
South Dakota	1
Tennessee	38
Texas	176
Utah	22
Vermont	4
Virgin Islands	1
Virginia	47
Washington	43
West Virginia	6
Wisconsin	30
Wyoming	5

Total U.S.	1,950

International Locations	Number of Stores
Canada:
Alberta	23
British Columbia	22
Manitoba	6
New Brunswick	3
Newfoundland	1
Nova Scotia	3
Ontario	81
Prince Edward Island	1
Quebec	21
Saskatchewan	4

Total Canada	165
China:
Beijing	2
Henan	1
Liaoning	1
Shaanxi	2
Shandong	1
Tianjin	5

Total China	12
Mexico:
Aguascalientes	1
Baja California	3
Baja California Sur	1
Chiapas	1
Chihuahua	5
Coahuila	2
Distrito Federal	7
Durango	1
Guanajuato	4
Guerrero	1
Hidalgo	1
Jalisco	4
Michoacán	1
Morelos	1
Nuevo León	7
Puebla	2
Queretaro	1
Quintana Roo	1
San Luis Potosi	1
Sinaloa	3
Sonora	2
State of Mexico	8
Tabasco	1
Tamaulipas	3
Veracruz	3
Yucatan	1

Total Mexico	66

Additionally, at the end of fiscal 2007, we had 41 other retail store locations, which included 34 EXPO Design Center stores located in Arizona, California, Florida, Georgia, Illinois, Maryland, Massachusetts, Missouri, New Jersey, New York, Tennessee, Texas and Virginia, five Yardbirds stores located in California and two THD Design Center stores located in California and North Carolina. We also operated nine Home Decorators Collection locations in California, Illinois, Kansas, Missouri, North Carolina and Oklahoma.

Of our 2,234 stores at the end of fiscal 2007, approximately 87% were owned (including those owned subject to a ground lease) consisting of approximately 205.5 million square feet, and approximately 13% of such stores were leased consisting of approximately 29.1 million square feet. In recent years, we have increased the relative percentage of new stores that are owned.

At the end of fiscal 2007, we utilized 206 warehouses and distribution centers located in 46 states, consisting of approximately 30.1 million square feet, of which approximately 0.5 million is owned and approximately 29.6 million is leased.

Our executive, corporate staff, divisional staff and financial offices occupy approximately 2.0 million square feet of leased and owned space in Atlanta, Georgia. At the end of fiscal 2007, we occupied an aggregate of approximately 3.7 million square feet, of which approximately 2.3 million square feet is owned and approximately 1.4 million square feet is leased, for store support centers and customer support centers.

Item 3.    Legal Proceedings.

In August 2005, the Company received an informal request from the staff of the SEC for information related to the Company's return-to-vendor policies and procedures. Subsequent to August 2005, the SEC staff requested additional information related to such policies and procedures. The SEC staff last contacted the Company regarding this matter in January 2007. The Company responded to this request and will continue to fully cooperate with the SEC staff. The SEC has informed the Company that the informal inquiry is not an indication that any violations of law have occurred. Although the Company cannot predict the outcome of this matter, it does not expect that this informal inquiry will have a material adverse effect on its consolidated financial condition or results of operations.

In June 2006, the SEC commenced an informal inquiry into the Company's stock option granting practices, and the Office of the U.S. Attorney for the Southern District of New York also requested information on this subject. The SEC staff last contacted the Company regarding this matter in January 2007. The Company responded to each request and will continue to fully cooperate with the SEC and the Office of the U.S. Attorney. In addition, a subcommittee of the Audit Committee reviewed the Company's historical stock option practices and engaged independent outside counsel to assist in this matter. On December 6, 2006, the Company announced the results of this investigation. The Company determined that the unrecorded expense from 1981 through the present is approximately $227 million in the aggregate, including related tax items. In accordance with the provisions of Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," the Company corrected these errors by decreasing beginning Retained Earnings for fiscal 2006 by $227 million, with offsetting entries to Paid-In Capital, Other Accrued Expenses and Deferred Income Taxes, within its Consolidated Financial Statements. Although the Company cannot predict the outcome of these matters, it does not believe they will have a material adverse effect on its consolidated financial condition or results of operations.

The following actions have been filed against the Company and, in some cases, against certain of its current and former officers and directors as described below. Although the Company cannot predict their outcome, it does not expect these actions, individually or together, will have a material adverse effect on its consolidated financial condition or results of operations.

In the second quarter of fiscal 2006, six purported, but as yet uncertified, class actions were filed against the Company and certain of its current and former officers and directors in the U.S. District Court for the Northern District of Georgia in Atlanta, alleging certain misrepresentations in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder in connection with the Company's return-to-vendor practices. These actions were filed by certain current and former shareholders of the Company. In the third quarter of fiscal 2006, one of the shareholders dismissed his complaint. The Court preliminarily appointed a lead plaintiff, and the lead plaintiff filed an amended complaint in each of the remaining five actions. Relief sought in the amended complaint includes unspecified damages and costs and attorney's fees. On July 18, 2007, the Court granted the defendants' motions to dismiss without leave to amend and entered a judgment in favor of the defendants. The plaintiffs' appeal from the dismissal is pending in the U.S. Court of Appeals for the Eleventh Circuit.

In the second and third quarters of fiscal 2006, three purported, but uncertified, class actions were filed against the Company, The Home Depot FutureBuilder Administrative Committee and certain of the Company's current and former directors and employees in federal court in Brooklyn, New York alleging breach of fiduciary duty in violation of the Employee Retirement Income Security Act of 1974 in connection with the Company's return-to-vendor and stock option practices. These actions were transferred to the U.S. District Court for the Northern District of Georgia in Atlanta. In the first quarter of fiscal 2007, the plaintiffs joined together in one case and voluntarily dismissed the other two cases. In March 2007, the three original plaintiffs and two additional former employees filed a joint amended complaint seeking certification as a class action, unspecified damages, costs, attorneys' fees and equitable and injunctive relief. On September 10, 2007, the Court granted the defendants' motion to dismiss and entered judgment for the defendants. The plaintiffs' appeal from the dismissal is pending in the U.S. Court of Appeals for the Eleventh Circuit.

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

In the first quarter of fiscal 2007, three additional shareholder derivative actions were filed nominally on behalf of the Company against certain of the Company's current directors and its former chief executive officer in the U.S. District Court for the Northern District of Georgia in Atlanta. The three actions have been consolidated, and plaintiffs have filed a consolidated amended complaint, alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment in connection with the Company's stock option and compensation practices. Relief sought in the action includes unspecified damages, injunctive relief, punitive damages, and costs and attorneys' fees. The defendants have moved to dismiss the complaint.

In the fourth quarter of fiscal 2007, a purported shareholder of the Company filed a securities lawsuit in the U.S. District Court for the Northern District of Georgia against the Company and certain of its current and former directors, alleging that the defendants violated Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 thereunder in connection with the issuance of the Company's 2005 Proxy Statement. Specifically, the complaint alleges that the 2005 Proxy was materially misleading because it did not disclose in connection with seeking shareholder approval of a new stock incentive plan that the Company had granted backdated stock options under the old plan. The complaint seeks to void the vote in favor of the new plan, cancel the new plan, and cancel or void any stock options or other awards made or issued under the new plan. The defendants have moved to dismiss the complaint.

The parties to the derivative and Section 14(a) actions described above have entered into a Stipulation of Settlement dated March 28, 2008. Pursuant to the stipulation, the Company will maintain or adopt certain corporate governance practices. The Company has also agreed to pay plaintiff's counsel an award of attorneys fees and reimbursement of expenses in the amount of $14.5 million. The settlement, including the award to plaintiff's counsel, is subject to the approval of the Superior Court of Fulton County, Georgia, among other conditions.

From the second quarter of 2001 through the third quarter of 2007, current and former hourly associates have filed eight current lawsuits in multiple jurisdictions, containing multiple class-action allegations that the Company forced them to work "off the clock" or failed to provide work breaks, or otherwise that they were not paid for work performed. The complaints generally seek unspecified monetary damages, injunctive relief or both. Class or collective-action certification has yet to be addressed in most of these cases. The Company cannot reasonably estimate the possible loss or range of loss which may arise from these lawsuits. These matters, if decided adversely to or settled by the Company, individually or in the aggregate, may have a material adverse effect on its consolidated financial condition or results of operations. The Company is vigorously defending itself against these actions.

In compliance with SEC disclosure requirements, the environmental proceeding set forth below involves potential monetary sanctions of $100,000 or more. Although the Company cannot predict the outcome of this proceeding, it does not expect any such outcome to have a material adverse effect on its consolidated financial condition or results of operations.

In July 2005, the Company received a grand jury subpoena from the United States Attorney's Office in Los Angeles, California, seeking documents and information relating to the Company's handling, storage and disposal of hazardous waste. The Company is cooperating fully with the United States Attorney's Office.

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 4A.    Executive Officers of the Company.

Executive officers of the Company are appointed by, and serve at the pleasure of, the Board of Directors. The current executive officers of the Company are as follows:

FRANCIS S. BLAKE, age 58, has been Chairman and Chief Executive Officer since January 2007. From March 2002 through January 2007, he served as the Company's Executive Vice President – Business Development and Corporate Operations. He was formerly the Deputy Secretary of Energy from June 2001 until March 2002. From August 2000 until May 2001, he was a Senior Vice President at General Electric Company, a diversified technology, media and financial services company, and was Vice President of Business Development at GE Power Systems from March 1996 until July 2000. Mr. Blake serves as a director of The Southern Company.

TIMOTHY M. CROW, age 52, has been Executive Vice President – Human Resources since February 2007. From March 2005 through February 2007, he served as Senior Vice President, Organization, Talent and Performance Systems and he served as Vice President, Performance Systems from May 2002 through March 2005. Mr. Crow previously served as Senior Vice President – Human Resources of K-Mart Corporation, a mass merchandising company, from January 2001 through May 2002.

ROBERT P. DeRODES, age 57, has been Executive Vice President – Chief Information Officer since February 2002. He previously served as President and Chief Executive Officer of Delta Technology, Inc. and Chief Information Officer for Delta Air Lines, Inc., an international airline company, from September 1999 until February 2002. From February 1995 to September 1999, he served as Senior Technology Officer at Citibank, a global financial services company. From February 1993 to February 1995, he was President of Sabre Development Services for the Sabre Group Holdings, Inc., a subsidiary of American Airlines, Inc. On April 3, 2008, the Company announced that Mr. DeRodes has decided to leave the Company at the end of the year.

MARVIN R. ELLISON, age 43, has been President – Northern Division since January 2006. From August 2005 through January 2006, he served as Senior Vice President – Logistics and from October 2004 through August 2005 he served as Vice President – Logistics. From June 2002 through October 2004, he served as Vice President – Loss Prevention. From 1987 until June 2002, Mr. Ellison held various management and executive level positions with Target Corporation, a general merchandise retailer. His final position with Target was Director, Assets Protection.

JOSEPH IZGANICS, age 46, has been President – Southern Division since April 2007. From February 2005 through April 2007, he served as Senior Vice President – Pro and Tool Rental, and from December 2002 through January 2005 he served as Senior Vice President – Services. From 1994 through December 2002, Mr. Izganics held various management and executive level positions with the Company.

JOSEPH MCFARLAND, III, age 38, has been President – Western Division since September 2007. From March 2003 through September 2007, he served as a Regional Vice President, and from October 1999 through March 2003 he served as a District Manager.

CRAIG A. MENEAR, age 50, has been Executive Vice President – Merchandising since April 2007. From October 2006 through April 2007, he served as Senior Vice President – Merchandising and he served as Senior Vice President – Merchandising, Hardlines from August 2003 through October 2006. From 1997 through August 2003, Mr. Menear served in various management and vice president level positions in the Company's Merchandising department, including Merchandising Vice President of Hardware, Merchandising Vice President of the Southwest Division, and Divisional Merchandise Manager of the Southwest Division.

PAUL RAINES, age 43, has been Executive Vice President – Stores since April 2007. From December 2004 through April 2007, he served as President – Southern Division, and he served as Regional Vice President – Florida from April 2003 through November 2004. From January 2002 through April 2003, Mr. Raines served as Vice President – Store Operations, and from April 2000 through January 2002, Mr. Raines served as Director of Labor Management.

JOHN ROSS, age 45, has served as Interim Chief Marketing Officer since October 2007. From February 2001 through October 2007, he served as Vice President – Advertising and from July 1997 through February 2001 he served as Director – Advertising.

RICARDO SALDIVAR, age 55, has been President – Mexico since March 2006. From August 2001 through March 2006, he served as Region President – Mexico. From 1985 to August 2001, Mr. Saldivar held various management and executive level positions with Grupo Alfa, a Mexican conglomerate. His final position with Grupo Alfa was President and Chief Executive Officer of Total Home.

CAROL B. TOMÉ, age 51, has been Chief Financial Officer since May 2001 and Executive Vice President – Corporate Services since January 2007. Prior thereto, Ms. Tomé served as Senior Vice President – Finance and Accounting/Treasurer from February 2000 through May 2001 and as Vice President and Treasurer from 1995 through February 2000. From 1992 until 1995, when she joined the Company, Ms. Tomé was Vice President and Treasurer of Riverwood International Corporation, a provider of paperboard packaging. Ms. Tomé serves as a director of United Parcel Service, Inc. and the Federal Reserve Bank of Atlanta.

JACK A. VANWOERKOM, age 54, has been Executive Vice President, General Counsel and Corporate Secretary since June 2007. Prior thereto, Mr. VanWoerkom served as Executive Vice President, General Counsel and Secretary of Staples, Inc., an office products company, from March 2003 through May 2007 and as Senior Vice President, General Counsel and Secretary of Staples, Inc. from March 1999 until March 2003. Mr. VanWoerkom serves as a director of Wright Express Corporation.

ANNETTE M. VERSCHUREN, age 51, has been President, The Home Depot Canada since March 1996 and President, The Home Depot Asia since September 2006. From April 2003 through October 2005, she also served as President, EXPO Design Center. Ms. Verschuren serves as a director of Liberty Mutual Holding Company, Inc.

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

	Price Range
			Cash Dividends Declared
	High	Low
Fiscal Year 2007
First Quarter Ended April 29, 2007	$41.76	$36.74	$0.225
Second Quarter Ended July 29, 2007	$40.94	$36.75	$0.225
Third Quarter Ended October 28, 2007	$38.31	$30.70	$0.225
Fourth Quarter Ended February 3, 2008	$31.51	$24.71	$0.225
Fiscal Year 2006
First Quarter Ended April 30, 2006	$43.95	$38.50	$0.150
Second Quarter Ended July 30, 2006	$41.61	$32.85	$0.150
Third Quarter Ended October 29, 2006	$38.24	$33.07	$0.225
Fourth Quarter Ended January 28, 2007	$41.84	$35.77	$0.225

As of March 24, 2008, there were approximately 160,000 shareholders of record and approximately 1,400,000 additional shareholders holding stock under nominee security position listings.

Stock Performance Graph

This graph depicts the Company's cumulative total shareholder returns relative to the performance of the Standard & Poor's 500 Composite Stock Index and the Standard & Poor's Retail Composite Index for the five-year period commencing February 3, 2003, the first trading day of fiscal 2003, and ending February 1, 2008, the last trading day of fiscal 2007. The graph assumes $100 invested at the closing price of the Company's common stock on the New York Stock Exchange and each index on January 31, 2003 and assumes that all dividends were reinvested on the date paid. The points on the graph represent fiscal year-end amounts based on the last trading day in each fiscal year.

	Fiscal 2002	Fiscal 2003	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007
The Home Depot	$100.00	$171.20	$196.73	$196.67	$199.95	$156.48
S&P 500 Index	$100.00	$134.57	$141.74	$158.21	$178.61	$178.65
S&P Retail Composite Index	$100.00	$149.48	$171.75	$186.80	$208.60	$175.49

Issuer Purchases of Equity Securities

Since fiscal 2002, the Company has repurchased shares of its common stock having a value of approximately $27.2 billion pursuant to its share repurchase program. The number and average price of shares purchased in each fiscal month of the fourth quarter of fiscal 2007 are set forth in the table below:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Oct. 29, 2007 – Nov. 25, 2007	6,405	$29.24	—	$12,801,735,839
Nov. 26, 2007 – Dec. 23, 2007	200	$26.96	—	$12,801,735,839
Dec. 24, 2007 – Feb. 3, 2008	785	$30.45	—	$12,801,735,839

(1)
These amounts are repurchases pursuant to the Company's 1997 and 2005 Omnibus Stock Incentive Plans (the "Plans"). Under the Plans, participants may exercise stock options by surrendering shares of common stock that the participants already own as payment of the exercise price. Participants in the Plans may also surrender shares as payment of applicable tax withholding on the vesting of restricted stock and deferred share awards. Shares so surrendered by participants in the Plans are repurchased pursuant to the terms of the Plans and applicable award agreements and not pursuant to publicly announced share repurchase programs.

(2)
The Company's common stock repurchase program was initially announced on July 15, 2002. As of the end of the fourth quarter of fiscal 2007, the Board approved purchases up to $40.0 billion. The program does not have a prescribed expiration date.

Sales of Unregistered Securities

During the fourth quarter of fiscal 2007, the Company issued 6,997 deferred stock units under The Home Depot, Inc. NonEmployee Directors' Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The deferred stock units were credited to the accounts of such nonemployee directors who elected to receive board retainers in the form of deferred stock units instead of cash during the fourth quarter of fiscal 2007. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.

During the fourth quarter of fiscal 2007, the Company credited 32,779 deferred stock units to participant accounts under The Home Depot FutureBuilder Restoration Plan pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following the termination of services as described in this plan.

Item 6.    Selected Financial Data.

The information required by this item is incorporated by reference to pages F-1 and F-2 of this report.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary and Selected Consolidated Statements of Earnings Data

For fiscal year ended February 3, 2008 ("fiscal 2007"), we reported Net Earnings of $4.4 billion and Diluted Earnings per Share of $2.37 compared to Net Earnings of $5.8 billion and Diluted Earnings per Share of $2.79 for fiscal year ended January 28, 2007 ("fiscal 2006").

On August 30, 2007, we closed the sale of HD Supply. We received net proceeds of $8.3 billion for the sale of HD Supply and recognized a loss of $4 million, net of tax, for the sale of the business. HD Supply is being reported as a discontinued operation in our Consolidated Statements of Earnings for all periods presented.

We reported Earnings from Continuing Operations of $4.2 billion and Diluted Earnings per Share from Continuing Operations of $2.27 for fiscal 2007 compared to Earnings from Continuing Operations of $5.3 billion and Diluted Earnings per Share from Continuing Operations of $2.55 for fiscal 2006. Net Sales decreased 2.1% to $77.3 billion for fiscal 2007 from $79.0 billion for fiscal 2006. Our gross profit margin was 33.6% and our operating margin was 9.4% for fiscal 2007.

Fiscal 2007 consisted of 53 weeks compared with 52 weeks for fiscal 2006. The 53rd week added approximately $1.1 billion in Net Sales and increased Diluted Earnings per Share from Continuing Operations by approximately $0.04 for fiscal 2007.

The slowdown in the residential construction and home improvement markets negatively affected our Net Sales for fiscal 2007. Our comparable store sales declined 6.7% in fiscal 2007 driven by a 4.4% decline in comparable store customer transactions, as well as a 2.4% decline in our average ticket to $57.48.

We believe the residential construction and home improvement market will remain soft in 2008. We expect our Net Sales to decline by 4% to 5% and our Diluted Earnings per Share from Continuing Operations to decline by approximately 19% to 24% for fiscal 2008.

We remain committed to the long-term health of our business through our strategy of investing in our retail business through the following five key priorities:

Associate Engagement – We have taken a number of actions to improve associate engagement by changing the way our associates are compensated, recognized and rewarded, including restructuring our success sharing program, an incentive program for our hourly associates driven by individual store performance. As of the end of fiscal 2007, 44% of our stores were eligible to receive a success sharing payout for the second half of fiscal 2007 compared to 23% of stores for the same period last year. We also launched a program earlier this year to hire master trade specialists to bring electrical and plumbing experience and know-how to the stores and to transfer knowledge to other associates. We now have over 2,500 master trade specialists in our stores.

Product Excitement – In fiscal 2007, we accelerated clearance markdowns to sell through existing product in order to make room for new merchandise as we launched our enhanced product line review process and in support of merchandising reset activities. We gained market share in paint, appliances and power tools in fiscal 2007 through the addition of new styles and color choices and by enhancing our product displays. In areas where we have completed our merchandising resets and implemented change from our product line review process, collectively these categories are outperforming store sales performance in line with our expectations.

Shopping Environment – We continued our store reinvestment program by completing an aggressive list of maintenance projects, including new lighting and basic clean-up activities for over half of our stores, as well as more complex repair and maintenance activities for hundreds of other stores. In addition to programmatic maintenance, our integrated field and support center teams have rolled out store standards to all stores. We developed and piloted common guidelines on store appearance and shopability, including standards for front apron merchandising, wingstack usage, signage presentation, fixturing and off-shelf product. This initiative helps reduce the amount of time our store managers spend on these issues, removes unnecessary clutter from the aisles and implements a basic consistent approach in terms of appearance.

Product Availability – We are in the early stages of our supply chain transformation to improve product availability. We have improved management of our in-stock position, implemented enhancements to our replenishment systems and begun a rollout of a new warehouse management system. We also implemented a pilot of our Rapid Deployment Centers. Optimally, more volume will pass through the Rapid Deployment Centers than through our traditional distribution centers.

Own the Pro – We have made significant improvements in the services we provide our pro customers, particularly through our pro bid room. The pro bid room, which is available in all of our stores, allows us to leverage the buying power of The Home Depot for the benefit of our pro customers. Our direct ship program allows us to have large orders delivered from our vendors to the customer's job site directly, reducing handling, lead-time and cost while building loyalty with the pro customer.

We opened 110 new stores in fiscal 2007, including 10 relocations, bringing our total store count at the end of fiscal 2007 to 2,234. As of the end of fiscal 2007, 243, or approximately 11%, of our stores were located in Canada, Mexico or China compared to 228 as of fiscal 2006.

We generated $5.7 billion of cash flow from operations in fiscal 2007. We used this cash flow, along with the net proceeds from the sale of HD Supply, to fund $10.8 billion of share repurchases, including $10.7 billion used to repurchase 289 million shares of our common stock in connection with our tender offer, and $1.7 billion of cash dividends. We also spent $3.6 billion in capital expenditures.

At the end of fiscal 2007, our long-term debt-to-equity ratio was 64.3% compared to 46.5% at the end of fiscal 2006. Our return on invested capital for continuing operations (computed on the average of beginning and ending long-term debt and equity for the trailing twelve months) was 13.9% at the end of fiscal 2007 compared to 16.8% for fiscal 2006.

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

	% of Net Sales			% Increase (Decrease) In Dollar Amounts
	Fiscal Year(1)
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
NET SALES	100.0%	100.0%	100.0%	(2.1)%	2.6%
Gross Profit	33.6	33.6	33.7	(2.1)	2.3
Operating Expenses:
Selling, General and Administrative	22.1	20.4	20.1	5.9	4.0
Depreciation and Amortization	2.2	2.0	1.8	8.1	11.6

Total Operating Expenses	24.3	22.4	21.9	6.1	4.7

OPERATING INCOME	9.4	11.2	11.8	(18.3)	(2.0)
Interest (Income) Expense:
Interest and Investment Income	(0.1)	—	(0.1)	174.1	(56.5)
Interest Expense	0.9	0.5	0.2	78.0	175.4

Interest, net	0.8	0.5	0.1	70.9	355.0

EARNINGS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	8.6	10.8	11.6	(22.1)	(5.2)
Provision for Income Taxes	3.1	4.1	4.3	(25.5)	(2.7)

EARNINGS FROM CONTINUING OPERATIONS	5.4%	6.7%	7.3%	(20.1)%	(6.6)%

SELECTED SALES DATA
Number of Customer Transactions (in millions)(2)	1,336	1,330	1,330	0.5%	0.0%
Average Ticket(2)	$57.48	$58.90	$57.98	(2.4)	1.6
Weighted Average Weekly Sales per Operating Store (in thousands)	$658	$723	$763	(9.0)	(5.2)
Weighted Average Sales per Square Foot	$331.86	$357.83	$377.01	(7.3)	(5.1)
Comparable Store Sales (Decrease) Increase (%)(3)	(6.7)%	(2.8)%	3.1%	N/A	N/A

Note: Certain percentages may not sum to totals due to rounding.

(1)
Fiscal years 2007, 2006 and 2005 refer to the fiscal years ended February 3, 2008, January 28, 2007 and January 29, 2006, respectively. Fiscal year 2007 includes 53 weeks; fiscal years 2006 and 2005 include 52 weeks.

(2)
The 53rd week of fiscal 2007 increased customer transactions by 20 million and negatively impacted average ticket by $0.05.

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

Fiscal 2007 Compared to Fiscal 2006

Net Sales

Fiscal 2007 consisted of 53 weeks compared to 52 weeks in fiscal 2006. Net Sales for fiscal 2007 decreased 2.1%, or $1.7 billion, to $77.3 billion from $79.0 billion for fiscal 2006. The decrease in Net Sales for fiscal 2007 reflects the impact of negative comparable store sales, partially offset by Net Sales of $3.7 billion for fiscal 2007 from new stores and $1.1 billion of Net Sales attributable to the additional week in fiscal 2007. Comparable store sales decreased 6.7% for fiscal 2007 compared to a decrease of 2.8% for fiscal 2006.

There were a number of factors that contributed to our comparable store sales decline. The residential construction and home improvement markets continued to be soft, especially in some of our traditionally strong markets such as Florida, California and the Northeast. We saw relative strength in Flooring, Plumbing, Garden, and Paint as comparable store sales in these areas were above the Company average for fiscal 2007. We gained market share in power tools and equipment, due in part to our launch of Ryobi One+ lithium products in fiscal 2007. Comparable store sales for Lumber, Building Materials, Hardware, Lighting, Kitchen/Bath and Millwork were below the Company average for fiscal 2007. The combination of softness in our big ticket categories and commodity price deflation negatively impacted average ticket, which decreased 2.4% to $57.48 for fiscal 2007.

Our international business performed well in fiscal 2007. Our Mexican stores posted a double digit comparable store sales increase for fiscal 2007, and Canada's comparable store sales were also positive.

In order to meet our customer service objectives, we strategically open stores near market areas served by existing stores ("cannibalize") to enhance service levels, gain incremental sales and increase market penetration. Our new stores cannibalized approximately 10% of our existing stores as of the end of fiscal 2007, which had a negative impact to comparable store sales of approximately 1%.

We believe that our sales performance has been, and could continue to be, negatively impacted by the level of competition that we encounter in various markets. Due to the highly-fragmented U.S. home improvement industry, in which we estimate our market share is approximately 15%, measuring the impact on our sales by our competitors is difficult.

Gross Profit

Gross Profit decreased 2.1% to $26.0 billion for fiscal 2007 from $26.5 billion for fiscal 2006. Gross Profit as a percent of Net Sales was 33.6% for fiscal 2007, flat compared to fiscal 2006. Lower deferred interest costs associated with our private label credit card financing programs provided a benefit of 39 basis points to Gross Profit as a percent of Net Sales for fiscal 2007. Through our private label credit card, we offer no interest/no payment programs. The cost of deferred interest associated with these programs is included in Cost of Sales. For fiscal 2007, the penetration of our private label and co-branded credit sales was 29.4% compared to 28.0% for fiscal 2006. The deferred interest benefit was mostly offset by a higher penetration of lower margin products such as appliances and markdowns taken to clear through some seasonal items, such as outdoor power equipment and grills, and to allow us to transition into new products, such as assembled cabinets and kitchen accessories.

Operating Expenses

Operating Expenses increased 6.1% to $18.8 billion for fiscal 2007 from $17.7 billion for fiscal 2006. Operating Expenses as a percent of Net Sales were 24.3% for fiscal 2007 compared to 22.4% for fiscal 2006.

Selling, General and Administrative expenses ("SG&A") increased 5.9% to $17.1 billion for fiscal 2007 from $16.1 billion for fiscal 2006. As a percent of Net Sales, SG&A was 22.1% for fiscal 2007 compared to 20.4% for fiscal 2006. Our deleverage in SG&A reflects the impact of negative comparable store sales, where for every one percentage point of negative comparable store sales, we expect to deleverage expenses by about 20 basis points. Additionally in fiscal 2007, our profit sharing with the third-party administrator of the private label credit card portfolio was $275 million less than what we received in fiscal 2006. We account for profit sharing as a reduction in operating expense. We also recognized $88 million of write-offs associated with certain future store locations that we determined we will not open and $34 million of expense associated with closing our 11 Home Depot Landscape Supply stores and our Tampa Call Center in fiscal 2007. SG&A also reflects investments we are making in support of our five key priorities. As a percentage of Net Sales, total payroll increased by 76 basis points for fiscal 2007 over the same period last year. This reflects investments in store labor and our Master Trade Specialists program, the impact of our success sharing bonus plans, as well as the negative sales environment. The increase in SG&A for fiscal 2007 over fiscal 2006 was partially offset by $129 million of executive severance recorded in fiscal 2006.

Depreciation and Amortization increased 8.1% to $1.7 billion for fiscal 2007 from $1.6 billion for fiscal 2006. Depreciation and Amortization as a percent of Net Sales was 2.2% for fiscal 2007 and 2.0% for fiscal 2006. The increase as a percent of Net Sales was primarily due to the depreciation of our investments in store modernization and technology.

Operating Income

Operating Income decreased 18.3% to $7.2 billion for fiscal 2007 from $8.9 billion for fiscal 2006. Operating Income as a percent of Net Sales was 9.4% for fiscal 2007 compared to 11.2% for fiscal 2006.

Interest, net

In fiscal 2007, we recognized $622 million of net Interest Expense compared to $364 million in fiscal 2006. Net Interest Expense as a percent of Net Sales was 0.8% for fiscal 2007 compared to 0.5% for fiscal 2006. The increase was primarily due to additional interest incurred related to the December 2006 issuance of $750 million of floating rate Senior Notes, $1.25 billion of 5.25% Senior Notes and $3.0 billion of 5.875% Senior Notes.

Provision for Income Taxes

Our combined federal and state effective income tax rate for continuing operations decreased to 36.4% for fiscal 2007 from 38.1% for fiscal 2006. The decrease in our effective income tax rate for fiscal 2007 reflects the impact of a one-time retroactive tax assessment received from the Canadian province of Quebec in the second quarter of fiscal 2006 and tax benefits recognized upon settlement of several state audits and completion of the fiscal 2003 and 2004 federal tax audits in fiscal 2007.

Diluted Earnings per Share from Continuing Operations

Diluted Earnings per Share from Continuing Operations were $2.27 for fiscal 2007 and $2.55 for fiscal 2006. The 53rd week increased Diluted Earnings per Share from Continuing Operations by approximately $0.04 for fiscal 2007. Diluted Earnings per Share from Continuing Operations were favorably impacted in both fiscal 2007 and 2006 by the repurchase of shares of our common stock under our $40.0 billion repurchase authorization. We repurchased 293 million shares for $10.8 billion in fiscal 2007 and 174 million shares for $6.7 billion in fiscal 2006. Since the inception of the program in 2002, we have repurchased 743 million shares of our common stock for a total of $27.2 billion. As of February 3, 2008, we had $12.8 billion remaining under our authorized share repurchase program.

Discontinued Operations

Discontinued operations consist of the results of operations through August 30, 2007 and a loss on the sale of HD Supply. Net Sales from discontinued operations were $7.4 billion for fiscal 2007 compared to $11.8 billion for fiscal 2006. Earnings from Discontinued Operations, net of tax, were $185 million for fiscal 2007, compared to $495 million for last year. Earnings from Discontinued Operations for fiscal 2007 include a $4 million loss, net of tax, recognized on the sale of the business.

Fiscal 2006 Compared to Fiscal Year Ended January 29, 2006 ("fiscal 2005")

Net Sales

Net Sales for fiscal 2006 increased 2.6%, or $2.0 billion, to $79.0 billion from $77.0 billion for fiscal 2005. Fiscal 2006 Net Sales growth was primarily driven by Net Sales of $4.0 billion from new stores. Comparable store sales decreased 2.8% for fiscal 2006 compared to an increase of 3.1% for fiscal 2005. The decline in comparable store sales was driven by a 4.6% decline in comparable store customer transactions offset in part by a 1.6% increase in average ticket. Our average ticket increased to $58.90 for fiscal 2006 and increased in 8 of 10 selling departments. The decrease in comparable store sales for fiscal 2006 was due to the significant slowdown in the U.S. retail home improvement market as well as difficult year-over-year comparisons due to sales arising from hurricane activity in fiscal 2005. Both Canada and Mexico experienced positive comparable store sales for fiscal 2006. Additionally, our comparable store sales results reflect in part the impact of cannibalization. Our new stores cannibalized approximately 14% of our existing stores during fiscal 2006, which had a negative impact to comparable store sales of approximately 2%.

Gross Profit

Gross Profit increased 2.3% to $26.5 billion for fiscal 2006 from $25.9 billion for fiscal 2005. Gross Profit as a percent of Net Sales decreased 9 basis points to 33.6% for fiscal 2006 compared to 33.7% for fiscal 2005. The decline in Gross Profit as a percent of Net Sales reflects a changing mix of products sold primarily due to growth in appliances whose margin rate is below the Company average.

Operating Expenses

Operating Expenses increased 4.7% to $17.7 billion for fiscal 2006 from $16.9 billion for fiscal 2005. Operating Expenses as a percent of Net Sales were 22.4% for fiscal 2006 compared to 21.9% for fiscal 2005.

SG&A increased 4.0% to $16.1 billion for fiscal 2006 from $15.5 billion for fiscal 2005. As a percent of Net Sales, SG&A was 20.4% for fiscal 2006 and 20.1% for fiscal 2005. The increase in SG&A during fiscal 2006 was due to added associate labor hours on the floor of our stores, increased spending on store maintenance programs and the expansion of merchandise display resets. This increase was partially offset by reduced self-insurance costs as we continue to realize benefits from safety programs and other initiatives. Also in fiscal 2006, we received more benefits under our profit sharing provision with the third-party administrator of the private label credit card portfolio than in fiscal 2005.

Also impacting our SG&A in fiscal 2006 was expense associated with executive severance of $129 million and the adoption of Statement of Financial Accounting Standards ("SFAS") No. 123(R),

"Share-Based Payment" ("SFAS 123(R)"), whereby we recorded approximately $40 million of stock compensation expense related to the continued vesting of options granted prior to fiscal 2003. Partially offsetting the increase in SG&A was $91 million of impairment charges and expense related to lease obligations associated with the closing of 20 EXPO Design Center stores in fiscal 2005.

Depreciation and Amortization increased 11.6% to $1.6 billion for fiscal 2006 from $1.4 billion for fiscal 2005. Depreciation and Amortization as a percent of Net Sales was 2.0% for fiscal 2006 and 1.8% for fiscal 2005. The increase as a percent of Net Sales was primarily due to the depreciation of our investments in store modernization and technology.

Operating Income

Operating Income decreased 2.0% to $8.9 billion for fiscal 2006 from $9.0 billion for fiscal 2005. Operating Income as a percent of Net Sales was 11.2% for fiscal 2006 and 11.8% for fiscal 2005.

Interest, net

In fiscal 2006, we recognized $364 million of net Interest Expense compared to $80 million in fiscal 2005. Net Interest Expense as a percent of Net Sales was 0.5% for fiscal 2006 compared to 0.1% for fiscal 2005. The increase was primarily due to additional interest incurred related to the March 2006 issuance of $1.0 billion of 5.20% Senior Notes and $3.0 billion of 5.40% Senior Notes and the December 2006 issuance of $750 million of floating rate Senior Notes, $1.25 billion of 5.25% Senior Notes and $3.0 billion of 5.875% Senior Notes.

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

Diluted Earnings per Share from Continuing Operations

Diluted Earnings per Share from Continuing Operations were $2.55 for fiscal 2006 and $2.63 for fiscal 2005. Diluted Earnings per Share from Continuing Operations were favorably impacted in both fiscal 2006 and fiscal 2005 by the repurchase of shares of our common stock.

Liquidity and Capital Resources

Cash flow generated from operations provides a significant source of liquidity. For fiscal 2007, Net Cash Provided by Operating Activities was $5.7 billion as compared to $7.7 billion for fiscal 2006. This change was primarily a result of decreased Net Earnings and changes in working capital.

Investing activities provided $4.8 billion for fiscal 2007 compared to $7.6 billion used in investing activities for fiscal 2006. This increase was primarily the result of $8.3 billion of net proceeds from the sale of HD Supply in the third quarter of fiscal 2007 and $4.3 billion less in Payments for Businesses Acquired in fiscal 2007. The sale of HD Supply principally resulted in reductions in the following balance sheet accounts: Receivables, Merchandise Inventories, Goodwill, Other Assets, Accounts Payable and Accrued Salaries and Related Expenses.

Additionally in fiscal 2007, we spent $3.6 billion on Capital Expenditures, allocated as follows: 56% for new stores, 8% for store modernization, 15% for technology and 21% for other initiatives. Of the

$3.6 billion in capital expenditures approximately $3.4 billion was for retail operations. In fiscal 2007, we added 110 new stores, including 10 relocations.

Net Cash Used in Financing Activities for fiscal 2007 was $10.6 billion compared with $203 million for fiscal 2006. The increase in Net Cash Used in Financing Activities was primarily due to $4.1 billion more in common stock share repurchases than last year, including the repurchase of 289 million shares of our common stock for $10.7 billion in connection with our tender offer, along with $8.9 billion less in Proceeds from Borrowings of Long-Term Debt in fiscal 2007.

On June 18, 2007, the Board of Directors authorized a recapitalization of the Company, including an additional $22.5 billion in common stock repurchases. We closed the sale of HD Supply on August 30, 2007 and used the proceeds from the sale and cash on hand to repurchase 289 million shares of our common stock for $10.7 billion, or $37 per share, in settlement of a related tender offer. In November 2007, we retired 735 million shares of our treasury stock. Since the inception of our share repurchase program in 2002, we have repurchased 743 million shares of our common stock for a total of $27.2 billion. As of February 3, 2008, $12.8 billion remained under our share repurchase authorization. We anticipate issuing debt to complete the remainder of our recapitalization plan.

We have commercial paper programs that allow for borrowings up to $3.25 billion. In connection with the programs, we have a back-up credit facility with a consortium of banks for borrowings up to $3.0 billion. As of February 3, 2008, there was $1.7 billion outstanding under the commercial paper programs and there were no borrowings outstanding under the related credit facility. We do not foresee borrowings under the commercial paper programs beyond the $3.0 billion back-up credit facility. The credit facility, which expires in December 2010, contains various restrictive covenants, all of which we are in compliance with. None of the covenants are expected to impact our liquidity or capital resources.

We use capital and operating leases to finance a portion of our real estate, including our stores, distribution centers and store support centers. The net present value of capital lease obligations is reflected in our Consolidated Balance Sheets in Long-Term Debt. In accordance with generally accepted accounting principles, the operating leases are not reflected in our Consolidated Balance Sheets. As of the end of fiscal 2007, our long-term debt-to-equity ratio was 64.3% compared to 46.5% at the end of fiscal 2006. This increase reflects the net increase in Long-Term Debt as a result of the December 2006 Issuance of $750 million of floating rate Senior Notes, $1.25 billion of 5.25% Senior Notes and $3.0 billion of 5.875% Senior Notes.

As of February 3, 2008, we had $457 million in Cash and Short-Term Investments. We believe that our current cash position and cash flow generated from operations should be sufficient to enable us to complete our capital expenditure programs and any required long-term debt payments through the next several fiscal years. In addition, we have funds available from our commercial paper programs and we believe we have the ability to obtain alternative sources of financing for other requirements.

During fiscal 2007, we entered into interest rate swaps, accounted for as fair value hedges, with notional amounts of $2.0 billion that swap fixed rate interest on our $3.0 billion 5.40% Senior Notes for variable rate interest equal to LIBOR plus 60 to 149 basis points that expire on March 1, 2016. At February 3, 2008, the approximate fair value of these agreements was an asset of $29 million, which is the estimated amount we would have received to settle similar interest rate swap agreements at current interest rates.

Also during fiscal 2007, we entered into an interest rate swap, accounted for as a cash flow hedge, with a notional amount of $750 million that swaps variable rate interest on our $750 million floating rate Senior Notes for fixed rate interest at 4.36% that expires on December 16, 2009. At February 3, 2008, the approximate fair value of this agreement was a liability of $17 million, which is the estimated amount we would have paid to settle similar interest rate swap agreements at current interest rates.

The following table summarizes our significant contractual obligations as of February 3, 2008 (amounts in millions):

	Payments Due by Fiscal Year
Contractual Obligations
	Total	2008	2009-2010	2011-2012	Thereafter
Total Debt(1)	$20,391	$2,601	$3,824	$1,842	$12,124
Capital Lease Obligations(2)	1,287	79	162	164	882
Operating Leases	8,931	802	1,360	1,105	5,664
Purchase Obligations(3)	4,654	1,715	1,343	794	802
FIN 48 Unrecognized Tax Benefits(4)	6	6	—	—	—

Total	$35,269	$5,203	$6,689	$3,905	$19,472

(1)
Excludes present value of capital lease obligations of $415 million. Includes $7.0 billion of interest payments and $65 million of unamortized discount.

(2)
Includes $872 million of imputed interest.

(3)
Purchase obligations include all legally binding contracts such as firm commitments for inventory purchases, utility purchases, capital expenditures, software acquisition and license commitments and legally binding service contracts. Purchase orders that are not binding agreements are excluded from the table above.

(4)
Excludes $602 million of noncurrent unrecognized tax benefits due to uncertainty regarding the timing of future cash payments related to the FIN 48 liabilities.

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

As of February 3, 2008 we had, net of discounts, $11.0 billion of Senior Notes outstanding. The market values of the publicly traded Senior Notes as of February 3, 2008, were approximately $10.5 billion.

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

Revenue Recognition

We recognize revenue, net of estimated returns and sales tax, at the time the customer takes possession of the merchandise or receives services. We estimate the liability for sales returns based on our historical return levels. We believe that our estimate for sales returns is an accurate reflection of future returns. We have never recorded a significant adjustment to our estimated liability for sales returns. However, if these estimates are significantly below the actual amounts, our sales could be adversely impacted. When we receive payment from customers before the customer has taken possession of the merchandise or the service has been performed, the amount received is recorded as Deferred Revenue in the accompanying Consolidated Balance Sheets until the sale or service is complete. We also record Deferred Revenue for the sale of gift cards and recognize this revenue upon the redemption of gift cards in Net Sales.

Merchandise Inventories

Our Merchandise Inventories are stated at the lower of cost (first-in, first-out) or market, with approximately 89% valued under the retail inventory method and the remainder under the cost method. Retailers like The Home Depot, with many different types of merchandise at low unit cost and a large number of transactions, frequently use the retail inventory method. Under the retail inventory method, Merchandise Inventories are stated at cost, which is determined by applying a cost-to-retail ratio to the ending retail value of inventories. As our inventory retail value is adjusted regularly to reflect market conditions, our inventory valued under the retail method approximates the lower of cost or market. We evaluate our inventory valued under the cost method at the end of each quarter to ensure that it is carried at the lower of cost or market. The valuation allowance for Merchandise Inventories valued under the cost method was not material to our Consolidated Financial Statements as of the end of fiscal 2007 or 2006.

Independent physical inventory counts or cycle counts are taken on a regular basis in each store and distribution center to ensure that amounts reflected in the accompanying Consolidated Financial Statements for Merchandise Inventories are properly stated. During the period between physical inventory counts in our stores, we accrue for estimated losses related to shrink on a store-by-store basis. Shrink (or in the case of excess inventory, "swell") is the difference between the recorded amount of inventory and the physical inventory. Shrink may occur due to theft, loss, inaccurate records for the receipt of inventory or deterioration of goods, among other things. We estimate shrink as a percent of Net Sales using the average shrink results from the previous two physical inventories. The estimates are evaluated quarterly and adjusted based on recent shrink results and current trends in the business. Actual shrink results did not vary materially from estimated amounts for fiscal 2007, 2006 or 2005.

Self-Insurance

We are self-insured for certain losses related to general liability, product liability, automobile, workers' compensation and medical claims. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates, and is reviewed by management and third-party actuaries on a quarterly basis to ensure that the liability is appropriate. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity or frequency of claims, medical cost inflation, or fluctuations in premiums, differ from our estimates, our results of operations could be impacted. Actual results related to these types of claims did not vary materially from estimated amounts for fiscal 2007, 2006 or 2005.

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

Impairment of Long-Lived Assets

We evaluate the carrying value of long-lived assets when management makes the decision to relocate or close a store or other location, or when circumstances indicate the carrying amount of an asset may not be recoverable. A store's assets are evaluated for impairment by comparing its undiscounted cash flows with its carrying value. If the carrying value is greater than the undiscounted cash flows, a provision is made to write down the related assets to fair value if the carrying value is greater than the fair value. We make critical assumptions and estimates in completing impairment assessments of long-lived assets. While we believe these estimates are reasonable based on the information currently available, if actual results differ from our estimates, our results of operations could be impacted. Impairment losses are recorded as a component of SG&A in the accompanying Consolidated Statements of Earnings. When a location closes, we also recognize in SG&A the net present value of future lease obligations, less estimated sublease income.

In fiscal 2005, we recorded $91 million in SG&A related to asset impairment charges and on-going lease obligations associated with closing 20 EXPO Design Center stores. Additionally, we recorded $29 million of expense in Cost of Sales in fiscal 2005 related to inventory markdowns in these stores. We also recorded impairments on other closings and relocations in the ordinary course of business, which were not material to the Consolidated Financial Statements in fiscal 2007, 2006 and 2005.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 becomes effective for fiscal years beginning after November 15, 2007, and will therefore be effective for The Home Depot in fiscal 2008. Implementation of SFAS 157 as it relates to the fair value measurements of nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity's financial statements on a recurring basis, has been deferred to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 in fiscal 2008 is not expected to have a material impact on the financial condition of the Company.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is incorporated by reference to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report.

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

The Audit Committee of the Board of Directors, consisting solely of outside directors, meets five times a year with the independent registered public accounting firm, the internal auditors and representatives of management to discuss auditing and financial reporting matters. In addition, a telephonic meeting is held prior to each quarterly earnings release. The Audit Committee retains the independent registered public accounting firm and regularly reviews the internal accounting controls, the activities of the independent registered public accounting firm and internal auditors and the financial condition of the Company. Both the Company's independent registered public accounting firm and the internal auditors have free access to the Audit Committee.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 3, 2008 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of February 3, 2008 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of February 3, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included on page 32 in this Form 10-K.

/s/ FRANCIS S. BLAKE Francis S. Blake Chairman & Chief Executive Officer	/s/ CAROL B. TOMÉ Carol B. Tomé Chief Financial Officer & Executive Vice President – Corporate Services

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Home Depot, Inc.:

We have audited The Home Depot Inc.'s internal control over financial reporting as of February 3, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Home Depot Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, The Home Depot, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 3, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of The Home Depot, Inc. and subsidiaries as of February 3, 2008 and January 28, 2007, and the related Consolidated Statements of Earnings, Stockholders' Equity and Comprehensive Income, and Cash Flows for each of the fiscal years in the three-year period ended February 3, 2008, and our report dated March 28, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Atlanta, Georgia
March 28, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Home Depot, Inc.:

We have audited the accompanying Consolidated Balance Sheets of The Home Depot, Inc. and subsidiaries as of February 3, 2008 and January 28, 2007, and the related Consolidated Statements of Earnings, Stockholders' Equity and Comprehensive Income, and Cash Flows for each of the fiscal years in the three-year period ended February 3, 2008. These Consolidated Financial Statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of The Home Depot, Inc. and subsidiaries as of February 3, 2008 and January 28, 2007, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended February 3, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 6 to the consolidated financial statements, effective January 29, 2007, the beginning of the fiscal year ended February 3, 2008, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes. Also, as discussed in Note 3 to the consolidated financial statements, effective January 30, 2006, the beginning of the fiscal year ended January 28, 2007, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Home Depot, Inc.'s internal control over financial reporting as of February 3, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 28, 2008 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Atlanta, Georgia
March 28, 2008

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Fiscal Year Ended(1)
amounts in millions, except per share data	February 3, 2008	January 28, 2007	January 29, 2006
NET SALES	$77,349	$79,022	$77,019
Cost of Sales	51,352	52,476	51,081

GROSS PROFIT	25,997	26,546	25,938
Operating Expenses:
Selling, General and Administrative	17,053	16,106	15,480
Depreciation and Amortization	1,702	1,574	1,411

Total Operating Expenses	18,755	17,680	16,891

OPERATING INCOME	7,242	8,866	9,047
Interest (Income) Expense:
Interest and Investment Income	(74)	(27)	(62)
Interest Expense	696	391	142

Interest, net	622	364	80

EARNINGS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	6,620	8,502	8,967
Provision for Income Taxes	2,410	3,236	3,326

EARNINGS FROM CONTINUING OPERATIONS	4,210	5,266	5,641
EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAX	185	495	197

NET EARNINGS	$4,395	$5,761	$5,838

Weighted Average Common Shares	1,849	2,054	2,138
BASIC EARNINGS PER SHARE FROM CONTINUING OPERATIONS	$2.28	$2.56	$2.64
BASIC EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS	$0.10	$0.24	$0.09
BASIC EARNINGS PER SHARE	$2.38	$2.80	$2.73
Diluted Weighted Average Common Shares	1,856	2,062	2,147
DILUTED EARNINGS PER SHARE FROM CONTINUING OPERATIONS	$2.27	$2.55	$2.63
DILUTED EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS	$0.10	$0.24	$0.09
DILUTED EARNINGS PER SHARE	$2.37	$2.79	$2.72

(1)
Fiscal year ended February 3, 2008 includes 53 weeks. Fiscal years ended January 28, 2007 and January 29, 2006 include 52 weeks.

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

amounts in millions, except share and per share data	February 3, 2008	January 28, 2007
ASSETS
Current Assets:
Cash and Cash Equivalents	$445	$600
Short-Term Investments	12	14
Receivables, net	1,259	3,223
Merchandise Inventories	11,731	12,822
Other Current Assets	1,227	1,341

Total Current Assets	14,674	18,000

Property and Equipment, at cost:
Land	8,398	8,355
Buildings	16,642	15,215
Furniture, Fixtures and Equipment	8,050	7,799
Leasehold Improvements	1,390	1,391
Construction in Progress	1,435	1,123
Capital Leases	497	475

	36,412	34,358
Less Accumulated Depreciation and Amortization	8,936	7,753

Net Property and Equipment	27,476	26,605

Notes Receivable	342	343
Goodwill	1,209	6,314
Other Assets	623	1,001

Total Assets	$44,324	$52,263

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-Term Debt	$1,747	$—
Accounts Payable	5,732	7,356
Accrued Salaries and Related Expenses	1,094	1,307
Sales Taxes Payable	445	475
Deferred Revenue	1,474	1,634
Income Taxes Payable	60	217
Current Installments of Long-Term Debt	300	18
Other Accrued Expenses	1,854	1,924

Total Current Liabilities	12,706	12,931

Long-Term Debt, excluding current installments	11,383	11,643
Other Long-Term Liabilities	1,833	1,243
Deferred Income Taxes	688	1,416

Total Liabilities	26,610	27,233

STOCKHOLDERS' EQUITY
Common Stock, par value $0.05; authorized: 10 billion shares; issued 1.698 billion shares at February 3, 2008 and 2.421 billion shares at January 28, 2007; outstanding 1.690 billion shares at February 3, 2008 and 1.970 billion shares at January 28, 2007	85	121
Paid-In Capital	5,800	7,930
Retained Earnings	11,388	33,052
Accumulated Other Comprehensive Income	755	310
Treasury Stock, at cost, 8 million shares at February 3, 2008 and 451 million shares at January 28, 2007	(314)	(16,383)

Total Stockholders' Equity	17,714	25,030

Total Liabilities and Stockholders' Equity	$44,324	$52,263

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
EQUITY AND COMPREHENSIVE INCOME

	Common Stock					Treasury Stock
					Accumulated Other Comprehensive Income (Loss)
			Paid-In Capital	Retained Earnings				Stockholders' Equity	Total Comprehensive Income
amounts in millions, except per share data	Shares	Amount				Shares	Amount
BALANCE, JANUARY 30, 2005	2,385	$119	$6,542	$23,962	$227	(200)	$(6,692)	$24,158

Net Earnings	—	—	—	5,838	—	—	—	5,838	$5,838
Shares Issued Under Employee Stock Plans	16	1	409	—	—	—	—	410
Tax Effect of Sale of Option Shares by Employees	—	—	24	—	—	—	—	24
Translation Adjustments	—	—	—	—	182	—	—	182	182
Stock Options, Awards and Amortization of Restricted Stock	—	—	174	—	—	—	—	174
Repurchase of Common Stock	—	—	—	—	—	(77)	(3,020)	(3,020)
Cash Dividends ($0.40 per share)	—	—	—	(857)	—	—	—	(857)

Comprehensive Income									$6,020

BALANCE, JANUARY 29, 2006	2,401	$120	$7,149	$28,943	$409	(277)	$(9,712)	$26,909

Cumulative Effect of Adjustment Resulting from the Adoption of SAB 108, net of tax	—	—	201	(257)	—	—	—	(56)

ADJUSTED BALANCE, JANUARY 29, 2006	2,401	$120	$7,350	$28,686	$409	(277)	$(9,712)	$26,853

Net Earnings	—	—	—	5,761	—	—	—	5,761	$5,761
Shares Issued Under Employee Stock Plans	20	1	351	—	—	—	—	352
Tax Effect of Sale of Option Shares by Employees	—	—	18	—	—	—	—	18
Translation Adjustments	—	—	—	—	(77)	—	—	(77)	(77)
Cash Flow Hedges	—	—	—	—	(22)	—	—	(22)	(22)
Stock Options, Awards and Amortization of Restricted Stock	—	—	296	—	—	—	—	296
Repurchase of Common Stock	—	—	—	—	—	(174)	(6,671)	(6,671)
Cash Dividends ($0.675 per share)	—	—	—	(1,395)	—	—	—	(1,395)
Other	—	—	(85)	—	—	—	—	(85)

Comprehensive Income									$5,662

BALANCE, JANUARY 28, 2007	2,421	$121	$7,930	$33,052	$310	(451)	$(16,383)	$25,030

Cumulative Effect of the Adoption of FIN 48	—	—	—	(111)	—	—	—	(111)
Net Earnings	—	—	—	4,395	—	—	—	4,395	$4,395
Shares Issued Under Employee Stock Plans	12	1	239	—	—	—	—	240
Tax Effect of Sale of Option Shares by Employees	—	—	4	—	—	—	—	4
Translation Adjustments	—	—	—	—	455	—	—	455	455
Cash Flow Hedges	—	—	—	—	(10)	—	—	(10)	(10)
Stock Options, Awards and Amortization of Restricted Stock	—	—	206	—	—	—	—	206
Repurchase of Common Stock	—	—	—	—	—	(292)	(10,815)	(10,815)
Retirement of Treasury Stock	(735)	(37)	(2,608)	(24,239)	—	735	26,884	—
Cash Dividends ($0.90 per share)	—	—	—	(1,709)	—	—	—	(1,709)
Other	—	—	29	—	—	—	—	29

Comprehensive Income									$4,840

BALANCE, FEBRUARY 3, 2008	1,698	$85	$5,800	$11,388	$755	(8)	$(314)	$17,714

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended(1)
amounts in millions	February 3, 2008	January 28, 2007	January 29, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$4,395	$5,761	$5,838
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,906	1,886	1,579
Stock-Based Compensation Expense	207	297	175
Changes in Assets and Liabilities, net of the effects of acquisitions and disposition:
Decrease (Increase) in Receivables, net	116	96	(358)
Increase in Merchandise Inventories	(491)	(563)	(971)
Decrease (Increase) in Other Current Assets	109	(225)	16
(Decrease) Increase in Accounts Payable and Accrued Liabilities	(465)	531	148
(Decrease) Increase in Deferred Revenue	(159)	(123)	209
(Decrease) Increase in Income Taxes Payable	—	(172)	175
(Decrease) Increase in Deferred Income Taxes	(348)	46	(609)
Increase (Decrease) in Other Long-Term Liabilities	186	(51)	151
Other	271	178	267

Net Cash Provided by Operating Activities	5,727	7,661	6,620

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures, net of $19, $49 and $51 of non-cash capital expenditures in fiscal 2007, 2006 and 2005, respectively	(3,558)	(3,542)	(3,881)
Proceeds from Sale of Business, net	8,337	—	—
Payments for Businesses Acquired, net	(13)	(4,268)	(2,546)
Proceeds from Sales of Property and Equipment	318	138	164
Purchases of Investments	(11,225)	(5,409)	(18,230)
Proceeds from Sales and Maturities of Investments	10,899	5,434	19,907

Net Cash Provided by (Used in) Investing Activities	4,758	(7,647)	(4,586)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (Repayments of) Short-Term Borrowings, net	1,734	(900)	900
Proceeds from Long-Term Borrowings, net of discount	—	8,935	995
Repayments of Long-Term Debt	(20)	(509)	(24)
Repurchases of Common Stock	(10,815)	(6,684)	(3,040)
Proceeds from Sale of Common Stock	276	381	414
Cash Dividends Paid to Stockholders	(1,709)	(1,395)	(857)
Other Financing Activities	(105)	(31)	(136)

Net Cash Used in Financing Activities	(10,639)	(203)	(1,748)

(Decrease) Increase in Cash and Cash Equivalents	(154)	(189)	286

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1)	(4)	1
Cash and Cash Equivalents at Beginning of Year	600	793	506

Cash and Cash Equivalents at End of Year	$445	$600	$793

SUPPLEMENTAL DISCLOSURE OF CASH PAYMENTS MADE FOR:
Interest, net of interest capitalized	$672	$270	$114
Income Taxes	$2,524	$3,963	$3,860

(1)
Fiscal year ended February 3, 2008 includes 53 weeks. Fiscal years ended January 28, 2007 and January 29, 2006 include 52 weeks.

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business, Consolidation and Presentation

The Home Depot, Inc. and its subsidiaries (the "Company") operate The Home Depot stores, which are full-service, warehouse-style stores averaging approximately 105,000 square feet in size. The stores stock approximately 35,000 to 45,000 different kinds of building materials, home improvement supplies and lawn and garden products that are sold to do-it-yourself customers, do-it-for-me customers, home improvement contractors, tradespeople and building maintenance professionals. In addition, the Company operates EXPO Design Center stores ("EXPO"), which offer products and services primarily related to design and renovation projects. At the end of fiscal 2007, the Company was operating 2,234 stores in total, which included 1,950 The Home Depot stores, 34 EXPO stores, five Yardbirds stores and two THD Design Center stores in the United States, including the territories of Puerto Rico, the Virgin Islands and Guam ("U.S."), 165 The Home Depot stores in Canada, 66 The Home Depot stores in Mexico and 12 The Home Depot stores in China.

Information related to the Company's discontinued HD Supply business is discussed in Note 2. The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Fiscal Year

The Company's fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31. Fiscal year ended February 3, 2008 ("fiscal 2007") includes 53 weeks and fiscal years ended January 28, 2007 ("fiscal 2006") and January 29, 2006 ("fiscal 2005") include 52 weeks.

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and reported amounts of revenues and expenses in preparing these financial statements in conformity with generally accepted accounting principles in the U.S. Actual results could differ from these estimates.

Fair Value of Financial Instruments

The carrying amounts of Cash and Cash Equivalents, Receivables, Short-Term Debt and Accounts Payable approximate fair value due to the short-term maturities of these financial instruments. The fair value of the Company's investments is discussed under the caption "Short-Term Investments" in this Note 1. The fair value of the Company's Long-Term Debt is discussed in Note 5.

Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company's Cash Equivalents are carried at fair market value and consist primarily of high-grade commercial paper, money market funds and U.S. government agency securities.

Short-Term Investments

Short-Term Investments are recorded at fair value based on current market rates and are classified as available-for-sale.

Accounts Receivable

The Company has an agreement with a third-party service provider who directly extends credit to customers, manages the Company's private label credit card program and owns the related receivables. We evaluated the third-party entities holding the receivables under the program and concluded that they should not be consolidated by the Company in accordance with the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 46(R), "Consolidation of Variable Interest Entities." The agreement with the third-party service provider expires in 2011, with the Company having the option, but no obligation, to purchase the receivables at the end of the agreement. The deferred interest charges incurred by the Company for its deferred financing programs offered to its customers are included in Cost of Sales. The interchange fees charged to the Company for the customers' use of the cards and the profit sharing with the third-party administrator are included in Selling, General and Administrative expenses ("SG&A").

In addition, certain subsidiaries of the Company extend credit directly to customers in the ordinary course of business. The receivables due from customers were $57 million and $1.8 billion as of February 3, 2008 and January 28, 2007, respectively, a decrease resulting from the sale of HD Supply. The Company's valuation reserve related to accounts receivable was not material to the Consolidated Financial Statements of the Company as of the end of fiscal 2007 or 2006.

Merchandise Inventories

The majority of the Company's Merchandise Inventories are stated at the lower of cost (first-in, first-out) or market, as determined by the retail inventory method. As the inventory retail value is adjusted regularly to reflect market conditions, the inventory valued using the retail method approximates the lower of cost or market. Certain subsidiaries, including retail operations in Mexico and China, and distribution centers record Merchandise Inventories at the lower of cost (first-in, first-out) or market, as determined by the cost method. These Merchandise Inventories represent approximately 11% of the total Merchandise Inventories balance. The Company evaluates the inventory valued using the cost method at the end of each quarter to ensure that it is carried at the lower of cost or market. The valuation allowance for Merchandise Inventories valued under the cost method was not material to the Consolidated Financial Statements of the Company as of the end of fiscal 2007 or 2006.

Independent physical inventory counts or cycle counts are taken on a regular basis in each store and distribution center to ensure that amounts reflected in the accompanying Consolidated Financial Statements for Merchandise Inventories are properly stated. During the period between physical inventory counts in stores, the Company accrues for estimated losses related to shrink on a store-by-store basis based on historical shrink results and current trends in the business. Shrink (or in the case of excess inventory, "swell") is the difference between the recorded amount of inventory and the physical inventory. Shrink may occur due to theft, loss, inaccurate records for the receipt of inventory or deterioration of goods, among other things.

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

The Company and its eligible subsidiaries file a consolidated U.S. federal income tax return. Non-U.S. subsidiaries and certain U.S. subsidiaries, which are consolidated for financial reporting purposes, are not eligible to be included in the Company's consolidated U.S. federal income tax return. Separate provisions for income taxes have been determined for these entities. The Company intends to reinvest substantially all of the unremitted earnings of its non-U.S. subsidiaries and postpone their remittance indefinitely. Accordingly, no provision for U.S. income taxes for these non-U.S. subsidiaries was recorded in the accompanying Consolidated Statements of Earnings.

Depreciation and Amortization

The Company's Buildings, Furniture, Fixtures and Equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold Improvements are amortized using the straight-line method over the original term of the lease or the useful life of the improvement, whichever is shorter. The Company's Property and Equipment is depreciated using the following estimated useful lives:

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

Revenues

The Company recognizes revenue, net of estimated returns and sales tax, at the time the customer takes possession of merchandise or receives services. The liability for sales returns is estimated based on historical return levels. When the Company receives payment from customers before the customer has taken possession of the merchandise or the service has been performed, the amount received is recorded as Deferred Revenue in the accompanying Consolidated Balance Sheets until the sale or service is complete. The Company also records Deferred Revenue for the sale of gift cards and recognizes this revenue upon the redemption of gift cards in Net Sales. Gift card breakage income is recognized based upon historical redemption patterns and represents the balance of gift cards for which the Company believes the likelihood of redemption by the customer is remote. During fiscal 2007, 2006 and 2005, the Company recognized $36 million, $33 million and $52 million, respectively, of gift card breakage income. Fiscal 2005 was the first year in which the Company recognized gift card breakage income, and therefore, the amount recognized includes the gift card breakage income related to gift cards sold since the inception of the gift card program. This income is recorded as other income and is included in the accompanying Consolidated Statements of Earnings as a reduction in SG&A.

Services Revenue

Net Sales include services revenue generated through a variety of installation, home maintenance and professional service programs. In these programs, the customer selects and purchases material for a project and the Company provides or arranges professional installation. These programs are offered through the Company's stores. Under certain programs, when the Company provides or arranges the installation of a project and the subcontractor provides material as part of the installation, both the material and labor are included in services revenue. The Company recognizes this revenue when the service for the customer is complete.

All payments received prior to the completion of services are recorded in Deferred Revenue in the accompanying Consolidated Balance Sheets. Services revenue was $3.5 billion, $3.8 billion and $3.5 billion for fiscal 2007, 2006 and 2005, respectively.

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

Prepaid Advertising

Television and radio advertising production costs, along with media placement costs, are expensed when the advertisement first appears. Included in Other Current Assets in the accompanying Consolidated Balance Sheets are $31 million and $44 million, respectively, at the end of fiscal 2007 and 2006 relating to prepayments of production costs for print and broadcast advertising as well as sponsorship promotions.

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

Volume rebates and certain advertising co-op allowances earned are initially recorded as a reduction in Merchandise Inventories and a subsequent reduction in Cost of Sales when the related product is sold. Certain advertising co-op allowances that are reimbursements of specific, incremental and identifiable costs incurred to promote vendors' products are recorded as an offset against advertising expense. In fiscal 2007, 2006 and 2005, gross advertising expense was $1.2 billion, $1.2 billion and $1.1 billion, respectively, which was recorded in SG&A. Advertising co-op allowances were $120 million, $83 million and $50 million for fiscal 2007, 2006 and 2005, respectively, and were recorded as an offset to advertising expense in SG&A.

Cost of Sales

Cost of Sales includes the actual cost of merchandise sold and services performed, the cost of transportation of merchandise from vendors to the Company's stores, locations or customers, the operating cost of the Company's sourcing and distribution network and the cost of deferred interest programs offered through the Company's private label credit card program.

The cost of handling and shipping merchandise from the Company's stores, locations or distribution centers to the customer is classified as SG&A. The cost of shipping and handling, including internal costs and payments to third parties, classified as SG&A was $571 million, $545 million and $480 million in fiscal 2007, 2006 and 2005, respectively.

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

The Company amortizes the cost of other intangible assets over their estimated useful lives, which range from 1 to 20 years, unless such lives are deemed indefinite. Intangible assets with indefinite lives are tested in the third quarter of each fiscal year for impairment. The Company recorded no impairment charges for goodwill or other intangible assets for fiscal 2007, 2006 or 2005.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets when management makes the decision to relocate or close a store or other location, or when circumstances indicate the carrying amount of an asset may not be recoverable. A store's assets are evaluated for impairment by comparing its undiscounted cash flows with its carrying value. If the carrying value is greater than the undiscounted cash flows, a provision is made to write down the related assets to fair value if the carrying value is greater than the fair value. Impairment losses are recorded as a component of SG&A in the accompanying Consolidated Statements of Earnings. When a location closes, the Company also recognizes in SG&A the net present value of future lease obligations, less estimated sublease income.

In fiscal 2005 the Company recorded $91 million in SG&A related to asset impairment charges and on-going lease obligations associated with closing 20 of its EXPO stores. Additionally, the Company recorded $29 million of expense in Cost of Sales in fiscal 2005 related to inventory markdowns in these stores. The Company also recorded impairments on other closings and relocations in the ordinary course of business, which were not material to the Consolidated Financial Statements of the Company in fiscal 2007, 2006 and 2005.

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

The per share weighted average fair value of stock options granted during fiscal 2007, 2006 and 2005 was $9.45, $11.88 and $12.83, respectively. The fair value of these options was determined at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Year Ended
	February 3, 2008	January 28, 2007	January 29, 2006
Risk-free interest rate	4.4%	4.7%	4.3%
Assumed volatility	25.5%	28.5%	33.7%
Assumed dividend yield	2.4%	1.5%	1.1%
Assumed lives of option	6 years	5 years	5 years

The following table illustrates the effect on Net Earnings and Earnings per Share as if the Company had applied the fair value recognition provisions of SFAS 123(R) to all stock-based compensation in each period (amounts in millions, except per share data):

	Fiscal Year Ended
	February 3, 2008	January 28, 2007	January 29, 2006
Net Earnings, as reported	$4,395	$5,761	$5,838
Add: Stock-based compensation expense included in reported Net Earnings, net of related tax effects	131	186	110
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(131)	(186)	(197)

Pro forma net earnings	$4,395	$5,761	$5,751

Earnings per Share:
Basic – as reported	$2.38	$2.80	$2.73
Basic – pro forma	$2.38	$2.80	$2.69
Diluted – as reported	$2.37	$2.79	$2.72
Diluted – pro forma	$2.37	$2.79	$2.68

Derivatives

The Company uses derivative financial instruments from time to time in the management of its interest rate exposure on long-term debt and its exposure on foreign currency fluctuations. The Company accounts for its derivative financial instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

Comprehensive Income

Comprehensive Income includes Net Earnings adjusted for certain revenues, expenses, gains and losses that are excluded from Net Earnings under generally accepted accounting principles in the U.S. Adjustments to Net Earnings and Accumulated Other Comprehensive Income consist primarily of foreign currency translation adjustments.

Foreign Currency Translation

Assets and Liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange on the last day of the reporting period. Revenues and Expenses are generally translated using average exchange rates for the period and equity transactions are translated using the actual rate on the day of the transaction.

Segment Information

The Company operates within a single operating segment primarily within North America. Net Sales for the Company outside of the U.S. were $7.4 billion, $6.3 billion and $5.2 billion for fiscal 2007, 2006 and 2005, respectively. Long-lived assets outside of the U.S. totaled $3.1 billion and $2.5 billion as of February 3, 2008 and January 28, 2007, respectively.

Reclassifications

Certain amounts in prior fiscal years have been reclassified to conform with the presentation adopted in the current fiscal year.

2.     DISPOSITION AND ACQUISITIONS

On August 30, 2007, the Company closed the sale of HD Supply. The Company received $8.3 billion of net proceeds for the sale of HD Supply and recognized a $4 million loss, net of tax, on the sale of the business, subject to the finalization of working capital adjustments. Also in connection with the sale, the Company purchased a 12.5% equity interest in the newly formed HD Supply for $325 million, which is included in Other Assets in the accompanying Consolidated Balance Sheets.

Also in connection with the sale, the Company guaranteed a $1.0 billion senior secured loan ("guaranteed loan") of HD Supply. The fair value of the guarantee, which was determined to be approximately $16 million, is recorded as a liability of the Company and included in Other Long-Term Liabilities. The guaranteed loan has a term of five years and the Company would be responsible for up to $1.0 billion and any unpaid interest in the event of non-payment by HD Supply. The guaranteed loan is collateralized by certain assets of HD Supply.

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), the Company reclassified the results of HD Supply as discontinued operations in its Consolidated Statements of Earnings for all periods presented.

The following table presents Net Sales and Earnings of HD Supply through August 30, 2007 which have been reclassified to discontinued operations in the Consolidated Statements of Earnings for fiscal 2007, 2006 and 2005 (amounts in millions):

	Fiscal Year Ended
	February 3, 2008	January 28, 2007	January 29, 2006
Net Sales	$7,391	$11,815	$4,492

Earnings Before Provision for Income Taxes	$291	$806	$315
Provision for Income Taxes	(102)	(311)	(118)
Loss on Discontinued Operations, net	(4)	—	—

Earnings from Discontinued Operations, net of tax	$185	$495	$197

During fiscal 2007, the Company acquired Ohio Water & Waste Supply, Inc. and Geosynthetics, Inc. These acquisitions operated under HD Supply and were included in the disposition. The aggregate purchase price for acquisitions in fiscal 2007, 2006 and 2005 was $25 million, $4.5 billion and $2.6 billion, respectively, including $3.5 billion for Hughes Supply in fiscal 2006. The Company recorded Goodwill related to the HD Supply businesses of $20 million, $2.8 billion and $1.8 billion for fiscal 2007, 2006 and 2005, respectively, and recorded no Goodwill related to its retail businesses for fiscal 2007 compared to $229 million and $111 million for fiscal 2006 and 2005, respectively, in the accompanying Consolidated Balance Sheets.

3.     STAFF ACCOUNTING BULLETIN NO. 108

In fiscal 2006, the Company adopted Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 addresses the process of quantifying prior year financial statement misstatements and their impact on current year financial statements. The provisions of SAB 108 allowed companies to report the cumulative effect of correcting immaterial prior year misstatements, based on the Company's historical method for evaluating misstatements, by adjusting the opening balance of retained earnings in the financial statements of the year of adoption rather than amending previously filed reports. In accordance with SAB 108, the Company adjusted beginning Retained Earnings for fiscal 2006 in the accompanying Consolidated Financial Statements for the items described below. The Company does not consider these adjustments to have a material impact on the Company's consolidated financial statements in any of the prior years affected.

Historical Stock Option Practices

During fiscal 2006, the Company requested that its Board of Directors review its historical stock option granting practices. A subcommittee of the Audit Committee undertook the review with the assistance of independent outside counsel, and it has completed its review. The principal findings of the 2006 review were as follows:

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

As previously disclosed, the staff of the SEC began in June 2006 an informal inquiry into the Company's stock option practices, and the U.S. Attorney for the Southern District of New York has also requested information on the subject. The Company is continuing to cooperate with these agencies. While the Company cannot predict the outcome of these matters, it does not believe that they will have a material adverse impact on its consolidated financial condition or results of operations.

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

Vendor Credits

The Company records credits against vendor invoices for various issues related to the receipt of goods. The Company previously identified that it was not recording an allowance for subsequent reversals of these credits based on historical experience. Beginning Retained Earnings for fiscal 2006 was decreased by $30 million in the accompanying Consolidated Financial Statements to reflect the appropriate adjustments to Merchandise Inventories and Accounts Payable, net of tax.

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

4.     INTANGIBLE ASSETS

The Company's intangible assets at the end of fiscal 2007 and 2006, which are included in Other Assets in the accompanying Consolidated Balance Sheets, consisted of the following (amounts in millions):

	February 3, 2008	January 28, 2007
Customer relationships	$11	$756
Trademarks and franchises	83	106
Other	29	67
Less accumulated amortization	(23)	(151)

Total	$100	$778

The decrease in intangible assets from January 28, 2007 to February 3, 2008 was a result of the sale of HD Supply. Amortization expense related to intangible assets in continuing operations was $9 million, $10 million and less than $1 million for fiscal 2007, 2006 and 2005, respectively. Estimated future amortization expense for intangible assets recorded as of February 3, 2008 is $8 million, $8 million, $8 million, $5 million and $4 million for fiscal 2008 through fiscal 2012, respectively.

5.     DEBT

The Company has commercial paper programs that allow for borrowings up to $3.25 billion. All of the Company's short-term borrowings in fiscal 2007 and 2006 were under these commercial paper programs. In connection with the commercial paper programs, the Company has a back-up credit facility with a consortium of banks for borrowings up to $3.0 billion. The credit facility, which expires in December 2010, contains various restrictions, none of which is expected to materially impact the Company's liquidity or capital resources.

Short-Term Debt under the commercial paper program was as follows (dollars in millions):

	February 3, 2008	January 28, 2007
Balance outstanding at fiscal year-end	$1,747	$—
Maximum amount outstanding at any month-end	$1,747	$1,470
Average daily short-term borrowings	$526	$300
Weighted average interest rate	5.0%	5.1%

The Company's Long-Term Debt at the end of fiscal 2007 and 2006 consisted of the following (amounts in millions):

	February 3, 2008	January 28, 2007
3.75% Senior Notes; due September 15, 2009; interest payable semi-annually on March 15 and September 15	$998	$997
Floating Rate Senior Notes; due December 16, 2009; interest payable on March 16, June 16, September 16 and December 16	750	750
4.625% Senior Notes; due August 15, 2010; interest payable semi-annually on February 15 and August 15	998	997
5.20% Senior Notes; due March 1, 2011; interest payable semi-annually on March 1 and September 1	1,000	1,000
5.25% Senior Notes; due December 16, 2013; interest payable semi-annually on June 16 and December 16	1,244	1,243
5.40% Senior Notes; due March 1, 2016; interest payable semi-annually on March 1 and September 1	3,017	2,986
5.875% Senior Notes; due December 16, 2036; interest payable semi-annually on June 16 and December 16	2,959	2,958
Capital Lease Obligations; payable in varying installments through January 31, 2055	415	419
Other	302	311

Total Long-Term Debt	11,683	11,661
Less current installments	300	18

Long-Term Debt, excluding current installments	$11,383	$11,643

At February 3, 2008, the Company had outstanding interest rate swaps, accounted for as fair value hedges, with notional amounts of $2.0 billion that swap fixed rate interest on the Company's $3.0 billion 5.40% Senior Notes for variable rate interest equal to LIBOR plus 60 to 149 basis points that expire on March 1, 2016. At February 3, 2008, the approximate fair value of these agreements was an asset of $29 million, which is the estimated amount the Company would have received to settle similar interest rate swap agreements at current interest rates.

At February 3, 2008, the Company had outstanding an interest rate swap, accounted for as a cash flow hedge, with a notional amount of $750 million that swaps variable rate interest on the Company's $750 million floating rate Senior Notes for fixed rate interest at 4.36% that expires on December 16, 2009. At February 3, 2008, the approximate fair value of this agreement was a liability of $17 million, which is the estimated amount the Company would have paid to settle similar interest rate swap agreements at current interest rates.

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

The Company also had $1.0 billion of 3.75% Senior Notes due September 15, 2009 outstanding as of February 3, 2008, collectively referred to with the December 2006 Issuance, March 2006 Issuance and August 2005 Issuance as "Senior Notes." The Senior Notes may be redeemed by the Company at any time, in whole or in part, at a redemption price plus accrued interest up to the redemption date. The redemption price is equal to the greater of (1) 100% of the principal amount of the Senior Notes to be redeemed, or (2) the sum of the present values of the remaining scheduled payments of principal and interest to maturity. Additionally, if a Change in Control Triggering Event occurs, as defined by the terms of the December 2006 Issuance, holders of the December 2006 Issuance have the right to require the Company to redeem those notes at 101% of the aggregate principal amount of the notes plus accrued interest up to the redemption date.

The Company is generally not limited under the indenture governing the Senior Notes in its ability to incur additional indebtedness or required to maintain financial ratios or specified levels of net worth or liquidity. However, the indenture governing the Senior Notes contains various restrictive covenants, none of which is expected to impact the Company's liquidity or capital resources.

Interest Expense in the accompanying Consolidated Statements of Earnings is net of interest capitalized of $46 million, $47 million and $51 million in fiscal 2007, 2006 and 2005, respectively. Maturities of Long-Term Debt are $300 million for fiscal 2008, $1.8 billion for fiscal 2009, $1.0 billion for fiscal 2010, $1.0 billion for fiscal 2011, $23 million for fiscal 2012 and $7.5 billion thereafter.

As of February 3, 2008, the market value of the Senior Notes was approximately $10.5 billion. The estimated fair value of all other long-term borrowings, excluding capital lease obligations, was approximately $307 million compared to the carrying value of $302 million. These fair values were estimated using a discounted cash flow analysis based on the Company's incremental borrowing rate for similar liabilities.

6.     INCOME TAXES

The components of Earnings From Continuing Operations before Provision for Income Taxes for fiscal 2007, 2006 and 2005 were as follows (amounts in millions):

	Fiscal Year Ended
	February 3, 2008	January 28, 2007	January 29, 2006
United States	$5,905	$7,915	$8,427
Foreign	715	587	540

Total	$6,620	$8,502	$8,967

The Provision for Income Taxes consisted of the following (amounts in millions):

	Fiscal Year Ended
	February 3, 2008	January 28, 2007	January 29, 2006
Current:
Federal	$2,055	$2,557	$3,316
State	285	361	493
Foreign	310	326	155

	2,650	3,244	3,964

Deferred:
Federal	(242)	(2)	(553)
State	17	(1)	(110)
Foreign	(15)	(5)	25

	(240)	(8)	(638)

Total	$2,410	$3,236	$3,326

The Company's combined federal, state and foreign effective tax rates for fiscal 2007, 2006 and 2005, net of offsets generated by federal, state and foreign tax benefits, were approximately 36.4%, 38.1% and 37.1%, respectively.

The reconciliation of the Provision for Income Taxes at the federal statutory rate of 35% to the actual tax expense for the applicable fiscal years was as follows (amounts in millions):

	Fiscal Year Ended
	February 3, 2008	January 28, 2007	January 29, 2006
Income taxes at federal statutory rate	$2,317	$2,976	$3,138
State income taxes, net of federal income tax benefit	196	234	249
Other, net	(103)	26	(61)

Total	$2,410	$3,236	$3,326

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of February 3, 2008 and January 28, 2007, were as follows (amounts in millions):

	February 3, 2008	January 28, 2007
Current:
Deferred Tax Assets:
Accrued self-insurance liabilities	$155	$94
Other accrued liabilities	601	603

Current Deferred Tax Assets	756	697
Deferred Tax Liabilities:
Accelerated inventory deduction	(118)	(137)
Other	(113)	(29)

Current Deferred Tax Liabilities	(231)	(166)

Current Deferred Tax Assets, net	525	531

Noncurrent:
Deferred Tax Assets:
Accrued self-insurance liabilities	285	325
State income taxes	105	—
Capital loss carryover	56	—
Net operating losses	52	66
Other	54	—
Valuation allowance	(7)	—

Noncurrent Deferred Tax Assets	545	391
Deferred Tax Liabilities:
Property and equipment	(1,133)	(1,365)
Goodwill and other intangibles	(69)	(361)
Other	(31)	(74)

Noncurrent Deferred Tax Liabilities	(1,233)	(1,800)

Noncurrent Deferred Tax Liabilities, net	(688)	(1,409)

Net Deferred Tax Liabilities	$(163)	$(878)

Current deferred tax assets and current deferred tax liabilities are netted by tax jurisdiction and noncurrent deferred tax assets and noncurrent deferred tax liabilities are netted by tax jurisdiction, and are included in the accompanying Consolidated Balance Sheets as follows (amounts in millions):

	February 3, 2008	January 28, 2007
Other Current Assets	$535	$561
Other Assets	—	7
Other Accrued Expenses	(10)	(30)
Deferred Income Taxes	(688)	(1,416)

Net Deferred Tax Liabilities	$(163)	$(878)

The Company believes that the realization of the deferred tax assets is more likely than not, based upon the expectation that it will generate the necessary taxable income in future periods and, except for certain net operating losses discussed below, no valuation reserves have been provided. As a result of disposition of HD Supply, $139 million of net deferred tax liabilities were transferred to the purchaser.

At February 3, 2008, the Company had state and foreign net operating loss carryforwards available to reduce future taxable income, expiring at various dates from 2010 to 2027. Management has concluded that it is more likely than not that the tax benefits related to the net operating losses will be realized. However, certain foreign net operating losses are in jurisdictions where the expiration period is too short to be assured of utilization. Therefore, a $7 million valuation allowance has been provided to reduce the deferred tax asset related to net operating losses to an amount that is more likely than not to be realized. Total valuation allowances at February 3, 2008 were $7 million.

As a result of its sale of HD Supply, the Company incurred a tax loss, resulting in a net capital loss carryover of approximately $159 million. The tax loss on sale resulted primarily from the Company's tax basis in excess of its book investment in HD Supply. The net capital loss carryover will expire in 2012. However, the Company has concluded that it is more likely than not that the tax benefits related to the capital loss carryover will be realized based on its ability to generate adequate capital gain income during the carryover period. Therefore, no valuation allowance has been provided.

The Company has not provided for U.S. deferred income taxes on approximately $1.3 billion of undistributed earnings of international subsidiaries because of its intention to indefinitely reinvest these earnings outside the U.S. The determination of the amount of the unrecognized deferred U.S. income tax liability related to the undistributed earnings is not practicable; however, unrecognized foreign income tax credits would be available to reduce a portion of this liability.

The Company's income tax returns are routinely under audit by domestic and foreign tax authorities. These audits generally include questions regarding the timing and amount of depreciation deductions and the allocation of income among various tax jurisdictions. In 2005, the U.S. Internal Revenue Service ("IRS") completed its examination of the Company's U.S. federal income tax returns for fiscal years 2001 and 2002. During 2007, the IRS also completed its examination of the Company's fiscal 2003 and 2004 income tax returns. Certain issues relating to the examinations of fiscal years 2001 through 2004 are under appeal, but only years after fiscal 2004 remain subject to future examination. The Mexican government is currently auditing the Mexican operating subsidiaries' fiscal year 2005 returns, although years after 2001 remain subject to audit. The Canadian governments, including various provinces, are currently auditing income tax returns for the years 2001 through 2005. There are also U.S. state and local audits covering tax years 2001 to 2005. At this time, the Company does not expect the results from any income tax audit to have a material impact on the Company's financial statements.

On January 29, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109" ("FIN 48"). Among other things, FIN 48 requires application of a "more likely than not" threshold to the recognition and derecognition of tax positions. It further requires that a change in judgment related to prior years' tax positions be recognized in the quarter of such change. The adoption of FIN 48 reduced the Company's Retained Earnings by $111 million. As a result of the implementation, the gross amount of unrecognized tax benefits at January 29, 2007 for continuing operations totaled $667 million. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for continuing operations is as follows (amounts in millions):

February 3, 2008
Unrecognized tax benefits balance at January 29, 2007	$667
Additions based on tax positions related to the current year	66
Additions for tax positions of prior years	25
Reductions for tax positions of prior years	(115)
Reductions due to settlements	(31)
Reductions due to lapse of statute of limitations	(4)

Unrecognized tax benefits balance at February 3, 2008	$608

The gross amount of unrecognized tax benefits as of February 3, 2008 includes $368 million of net unrecognized tax benefits that, if recognized, would affect the annual effective income tax rate.

During fiscal 2007, the Company increased its interest accrual associated with uncertain tax positions by approximately $32 million and paid interest of approximately $8 million. Total accrued interest as of February 3, 2008 is $140 million. There were no penalty accruals during fiscal 2007. Interest and penalties are included in net interest expense and operating expenses, respectively. Our classification of interest and penalties did not change as a result of the adoption of FIN 48.

The Company believes that some individual adjustments under appeal for the completed IRS and Canada audits, as well as other state audits, will be agreed upon within the next twelve months. The IRS issues generally concern the useful life of assets and relevant transfer pricing for intangible assets provided to foreign operations. The Canada issues generally concern the relevant transfer pricing for intangible assets provided from the U.S. State issues generally concern related party expense add-back provisions and forced combination filings. The Company has classified approximately $6 million of the reserve for unrecognized tax benefits as a short-term liability in the accompanying Consolidated Balance Sheets. In addition, there is a reasonable possibility that the Company may resolve the Quebec assessment from prior years, which totaled $65 million at February 3, 2008, within the next twelve months. Final settlement of these audit issues may result in payments that are more or less than these amounts, but the Company does not anticipate the resolution of these matters will result in a material change to its consolidated financial position or results of operations.

7.     EMPLOYEE STOCK PLANS

The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan ("2005 Plan") and The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan ("1997 Plan" and collectively with the 2005 Plan, the "Plans") provide that incentive and non-qualified stock options, stock appreciation rights, restricted shares, performance shares, performance units and deferred shares may be issued to selected associates, officers and directors of the Company. Under the 2005 Plan, the maximum number of shares of the Company's common stock authorized for issuance is 255 million shares, with any award other than a stock option reducing the number of shares available for issuance by 2.11 shares. As of February 3, 2008, there were 224 million shares available for future grants under the 2005 Plan. No additional equity awards may be issued from the 1997 Plan after the adoption of the 2005 Plan on May 26, 2005.

Under the Plans, as of February 3, 2008, the Company had granted incentive and non-qualified stock options for 177 million shares, net of cancellations (of which 127 million have been exercised). Under the terms of the Plans, incentive stock options and non-qualified stock options are to be priced at or above the fair market value of the Company's stock on the date of the grant. Typically, incentive stock options and non-qualified stock options vest at the rate of 25% per year commencing on the first anniversary date of the grant and expire on the tenth anniversary date of the grant. The non-qualified stock options also include performance options which vest on the later of the first anniversary date of the grant and the date the closing price of the Company's common stock has been 25% greater than the exercise price of the options for 30 consecutive trading days. The Company recognized $61 million, $148 million and $117 million of stock-based compensation expense in fiscal 2007, 2006 and 2005, respectively, related to stock options.

Under the Plans, as of February 3, 2008, the Company had issued 16 million shares of restricted stock, net of cancellations (the restrictions on 5 million shares have lapsed). Generally, the restrictions on the restricted stock lapse according to one of the following schedules: (1) the restrictions on 100% of the restricted stock lapse at 3, 4 or 5 years, (2) the restrictions on 25% of the restricted stock lapse upon the third and sixth year anniversaries of the date of issuance with the remaining 50% of the restricted stock lapsing upon the associate's attainment of age 62, or (3) the restrictions on 25% of the restricted stock lapse upon the third and sixth year anniversaries of the date of issuance with the remaining 50% of the restricted stock lapsing upon the earlier of the associate's attainment of age 60 or the tenth anniversary date. The restricted stock also includes the Company's performance shares, the payout of which is dependent on the Company's total shareholders return percentile ranking compared to the performance of individual companies included in the S&P 500 index at the end of the three-year performance cycle. Additionally, certain awards may become non-forfeitable upon the attainment of age 60, provided the associate has had five years of continuous service. The fair value of the restricted stock is expensed over the period during which the restrictions lapse. The Company recorded stock-based compensation expense related to restricted stock of $122 million, $95 million and $32 million in fiscal 2007, 2006 and 2005, respectively.

In fiscal 2007, 2006 and 2005, there were 593,000, 417,000 and 461,000 deferred shares, respectively, granted under the Plans. Each deferred share entitles the associate to one share of common stock to be received up to five years after the vesting date of the deferred shares, subject to certain deferral rights of the associate. The Company recorded stock-based compensation expense related to deferred shares of $10 million, $37 million and $10 million in fiscal 2007, 2006 and 2005, respectively.

As of February 3, 2008, there were 2.5 million non-qualified stock options outstanding under non-qualified stock option plans that are not part of the Plans.

The Company maintains two ESPPs (U.S. and non-U.S. plans). The plan for U.S. associates is a tax-qualified plan under Section 423 of the Internal Revenue Code. The non-U.S. plan is not a Section 423 plan. The ESPPs allow associates to purchase up to 152 million shares of common stock, of which 128 million shares have been purchased from inception of the plans. The purchase price of shares under the ESPPs is equal to 85% of the stock's fair market value on the last day of the purchase period. During fiscal 2007, there were 3 million shares purchased under the ESPPs at an average price of $28.25. Under the outstanding ESPPs as of February 3, 2008, employees have contributed $8 million to purchase shares at 85% of the stock's fair market value on the last day (June 30, 2008) of the purchase period. The Company had 24 million shares available for issuance under the ESPPs at February 3, 2008. The Company recognized $14 million, $17 million and $16 million of stock-based compensation in fiscal 2007, 2006 and 2005, respectively, related to the ESPPs.

In total, the Company recorded stock-based compensation expense, including the expense of stock options, ESPPs, restricted stock and deferred stock units, of $207 million, $297 million and $175 million, in fiscal 2007, 2006 and 2005, respectively.

The following table summarizes stock options outstanding at February 3, 2008, January 28, 2007 and January 29, 2006, and changes during the fiscal years ended on these dates (shares in thousands):

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 30, 2005	86,394	$36.12

Granted	17,721	37.96
Exercised	(11,457)	28.83
Canceled	(8,626)	38.65

Outstanding at January 29, 2006	84,032	$37.24

Granted	257	39.53
Exercised	(10,045)	28.69
Canceled	(8,103)	40.12

Outstanding at January 28, 2007	66,141	$38.20

Granted	2,926	37.80
Exercised	(6,859)	28.50
Canceled	(9,843)	40.68

Outstanding at February 3, 2008	52,365	$38.98

The total intrinsic value of stock options exercised during fiscal 2007 was $63 million.

As of February 3, 2008, there were approximately 52 million stock options outstanding with a weighted average remaining life of five years and an intrinsic value of $30 million. As of February 3, 2008, there were approximately 42 million options exercisable with a weighted average exercise price of $39.43 and an intrinsic value of $28 million. As of February 3, 2008, there were approximately 51 million shares vested or expected to ultimately vest. As of February 3, 2008, there was $84 million of unamortized stock-based compensation expense related to stock options which is expected to be recognized over a weighted average period of two years.

The following table summarizes restricted stock outstanding at February 3, 2008 (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 29, 2006	5,308	$35.76

Granted	7,575	41.37
Restrictions lapsed	(1,202)	38.03
Canceled	(1,551)	39.00

Outstanding at January 28, 2007	10,130	$39.20

Granted	7,091	39.10
Restrictions lapsed	(2,662)	39.01
Canceled	(2,844)	39.37

Outstanding at February 3, 2008	11,715	$39.14

As of February 3, 2008, there was $267 million of unamortized stock-based compensation expense related to restricted stock which is expected to be recognized over a weighted average period of three years.

8.     LEASES

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

In the first quarter of fiscal 2004, the Company adopted the revised version of FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires consolidation of a variable interest entity if a company's variable interest absorbs a majority of the entity's expected losses or receives a majority of the entity's expected residual returns, or both. In accordance with FIN 46, the Company was required to consolidate one of the two aforementioned special purpose entities that, before the effective date of FIN 46, met the requirements for non-consolidation. The second special purpose entity that owns the assets leased by the Company totaling $282 million is not owned by or affiliated with the Company, its management or its officers. Pursuant to FIN 46, the Company was not deemed to have a variable interest, and therefore was not required to consolidate this entity.

FIN 46 requires the Company to measure the assets and liabilities at their carrying amounts, which amounts would have been recorded if FIN 46 had been effective at the inception of the transaction. Accordingly, during the first quarter of fiscal 2004, the Company recorded Long-Term Debt of $282 million and Long-Term Notes Receivable of $282 million on the Consolidated Balance Sheets. During fiscal 2007, the liability was reclassified to Current Installments of Long-Term Debt as it is due in fiscal 2008. The Company continues to record the rental payments under the operating lease agreements as SG&A in the Consolidated Statements of Earnings. The adoption of FIN 46 had no economic impact on the Company.

Total rent expense, net of minor sublease income for fiscal 2007, 2006 and 2005 was $824 million, $768 million and $720 million, respectively. Certain store leases also provide for contingent rent payments based on percentages of sales in excess of specified minimums. Contingent rent expense for fiscal 2007, 2006 and 2005 was approximately $6 million, $9 million and $9 million, respectively. Real estate taxes, insurance, maintenance and operating expenses applicable to the leased property are obligations of the Company under the lease agreements.

The approximate future minimum lease payments under capital and all other leases at February 3, 2008 were as follows (in millions):

Fiscal Year	Capital Leases	Operating Leases
2008	$79	$802
2009	80	716
2010	82	644
2011	82	582
2012	82	523
Thereafter through 2097	882	5,664

	1,287	$8,931

Less imputed interest	872

Net present value of capital lease obligations	415
Less current installments	15

Long-term capital lease obligations, excluding current installments	$400

Short-term and long-term obligations for capital leases are included in the accompanying Consolidated Balance Sheets in Current Installments of Long-Term Debt and Long-Term Debt, respectively. The assets under capital leases recorded in Property and Equipment, net of amortization, totaled $327 million and $340 million at February 3, 2008 and January 28, 2007, respectively.

9.     EMPLOYEE BENEFIT PLANS

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

The Company's contributions to the Benefit Plans and the restoration plan were $152 million, $135 million and $122 million for fiscal 2007, 2006 and 2005, respectively. At February 3, 2008, the Benefit Plans and the restoration plan held a total of 22 million shares of the Company's common stock in trust for plan participants.

10.   BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES

The reconciliation of basic to diluted weighted average common shares for fiscal 2007, 2006 and 2005 is as follows (amounts in millions):

	Fiscal Year Ended
	February 3, 2008	January 28, 2007	January 29, 2006
Weighted average common shares	1,849	2,054	2,138
Effect of potentially dilutive securities:
Stock Plans	7	8	9

Diluted weighted average common shares	1,856	2,062	2,147

Stock plans include shares granted under the Company's employee stock plans as described in Note 7 to the Consolidated Financial Statements. Options to purchase 43.4 million, 45.4 million and 55.1 million shares of common stock at February 3, 2008, January 28, 2007 and January 29, 2006, respectively, were excluded from the computation of Diluted Earnings per Share because their effect would have been anti-dilutive.

11.   COMMITMENTS AND CONTINGENCIES

At February 3, 2008, the Company was contingently liable for approximately $730 million under outstanding letters of credit and open accounts issued for certain business transactions, including insurance programs, trade contracts and construction contracts. The Company's letters of credit are primarily performance-based and are not based on changes in variable components, a liability or an equity security of the other party.

The Company is a defendant in numerous cases containing class-action allegations in which the plaintiffs are current and former hourly associates who allege that the Company forced them to work "off the clock" or failed to provide work breaks, or otherwise that they were not paid for work performed. The complaints generally seek unspecified monetary damages, injunctive relief or both. Class or collective-action certification has yet to be addressed in most of these cases. The Company cannot reasonably estimate the possible loss or range of loss which may arise from these lawsuits. These matters, if decided adversely to or settled by the Company, individually or in the aggregate, may result in a liability material to the Company's consolidated financial condition or results of operations. The Company is vigorously defending itself against these actions.

12.   QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly consolidated results of operations from continuing operations for the fiscal years ended February 3, 2008 and January 28, 2007 (dollars in millions, except per share data):

	Net Sales	Gross Profit	Earnings from Continuing Operations	Basic Earnings per Share from Continuing Operations	Diluted Earnings per Share from Continuing Operations
Fiscal Year Ended February 3, 2008:
First Quarter	$18,545	$6,263	$947	$0.48	$0.48
Second Quarter	22,184	7,341	1,521	0.78	0.77
Third Quarter	18,961	6,339	1,071	0.59	0.59
Fourth Quarter	17,659	6,054	671	0.40	0.40

Fiscal Year	$77,349	$25,997	$4,210	$2.28	$2.27

Fiscal Year Ended January 28, 2007:
First Quarter	$19,378	$6,636	$1,391	$0.66	$0.66
Second Quarter	22,592	7,456	1,701	0.82	0.82
Third Quarter	19,648	6,604	1,333	0.65	0.65
Fourth Quarter	17,404	5,850	841	0.42	0.42

Fiscal Year	$79,022	$26,546	$5,266	$2.56	$2.55

Note: The quarterly data may not sum to fiscal year totals.

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

Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) during the fiscal quarter ended February 3, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

The information required by this item is incorporated by reference to Item 8. "Financial Statements and Supplementary Data" of this report.

Item 9B.    Other Information.

The following disclosure would otherwise have been filed on Form 8-K under Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers:

On April 3, 2008, the Company announced that Robert P. DeRodes, Executive Vice President – Chief Information Officer, has decided to leave the Company at the end of the year. A copy of this announcement is attached hereto as Exhibit 99.1.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Information required by this item, other than information regarding the executive officers of the Company which is set forth in Item 4A, is incorporated by reference to the sections entitled "Election of Directors and Director Biographies," "Board of Directors Information," "General" and "Audit Committee Report" in the Company's Proxy Statement for the 2008 Annual Meeting of Shareholders (the "Proxy Statement").

Item 11.    Executive Compensation.

The information required by this item is incorporated by reference to the sections entitled "Executive Compensation," "Compensation Discussion & Analysis," "Compensation Committee Report" and "Director Compensation" in the Company's Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the sections entitled "Beneficial Ownership of Common Stock" and "Executive Compensation" in the Company's Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the sections entitled "Board of Directors Information" and "General" in the Company's Proxy Statement.

Item 14.    Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the section entitled "Independent Registered Public Accounting Firm Fees" in the Company's Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

              (a)(1)    Financial Statements

The following financial statements are set forth in Item 8 hereof:

    —
    Consolidated Statements of Earnings for the fiscal years ended February 3, 2008, January 28, 2007 and January 29, 2006;

    —
    Consolidated Balance Sheets as of February 3, 2008 and January 28, 2007;

    —
    Consolidated Statements of Stockholders' Equity and Comprehensive Income for the fiscal years ended February 3, 2008, January 28, 2007 and January 29, 2006;

    —
    Consolidated Statements of Cash Flows for the fiscal years ended February 3, 2008, January 28, 2007 and January 29, 2006;

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

*2.1	Purchase and Sale Agreement, dated as of June 19, 2007, by and between The Home Depot, Inc., THD Holdings, LLC, Home Depot International, Inc., Homer TLC, Inc. and Pro Acquisition Corporation. [Form 8-K filed on June 20, 2007, Exhibit 2.1]
*2.2
Letter agreement, dated August 14, 2007, by and between The Home Depot, Inc., THD Holdings, LLC, Home Depot International, Inc., Homer TLC, Inc. and Pro Acquisition Corporation. [Form 8-K filed on August 15, 2007, Exhibit 2.1]
*2.3
Amendment, dated August 27, 2007, by and between The Home Depot, Inc., THD Holdings, LLC, Home Depot International, Inc., Homer TLC, Inc. and Pro Acquisition Corporation. [Form 10-Q for the fiscal quarter ended July 29, 2007, Exhibit 2.3]
*3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q for the fiscal quarter ended August 4, 2002, Exhibit 3.1]
*3.2	By-Laws, as amended and restated. [Form 8-K filed on May 29, 2007, Exhibit 3.1]
*4.1	Indenture dated as of September 16, 2004 between The Home Depot, Inc. and The Bank of New York. [Form 8-K filed September 17, 2004, Exhibit 4.1]
*4.2	Indenture, dated as of May 4, 2005, between The Home Depot, Inc. and The Bank of New York Trust Company, N.A., as Trustee. [Form S-3 (File No. 333-124699) filed May 6, 2005, Exhibit 4.1]

*4.3	Form of 3.75% Senior Note due September 15, 2009. [Form 8-K filed on September 17, 2004, Exhibit 4.2]
*4.4	Form of 4.625% Senior Note due August 15, 2010. [Form 10-K for the fiscal year ended January 29, 2006, Exhibit 4.6]
*4.5	Form of 5.20% Senior Note due March 1, 2011. [Form 8-K filed March 23, 2006, Exhibit 4.1]
*4.6	Form of 5.40% Senior Note due March 1, 2016. [Form 8-K filed March 23, 2006, Exhibit 4.2]
*4.7	Form of Floating Rate Senior Note due December 16, 2009. [Form 8-K filed December 19, 2006, Exhibit 4.1]
*4.8	Form of 5.250% Senior Note due December 16, 2013. [Form 8-K filed December 19, 2006, Exhibit 4.2]
*4.9	Form of 5.875% Senior Note due December 16, 2036. [Form 8-K filed December 19, 2006, Exhibit 4.3]
*10.1†	The Home Depot, Inc. Amended and Restated Employee Stock Purchase Plan, as amended and restated effective July 1, 2003. [Form 10-Q for the fiscal quarter ended November 2, 2003, Exhibit 10.1]
*10.2†	Amendment No.1 to The Home Depot, Inc. Amended and Restated Employee Stock Purchase Plan, effective July 1, 2004. [Form 10-Q for the fiscal quarter ended August 1, 2004, Exhibit 10.2]
*10.3†	The Home Depot, Inc. Non-U.S. Employee Stock Purchase Plan. [Form 10-K for the fiscal year ended February 2, 2003, Exhibit 10.36]
*10.4†	The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan. [Form 10-Q for the fiscal quarter ended August 4, 2002, Exhibit 10.1]
*10.5†	Form of Executive Officer Restricted Stock Award Pursuant to The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan. [Form 10-Q for the fiscal quarter ended October 31, 2004, Exhibit 10.1]
*10.6†	Form of Executive Officer Nonqualified Stock Option Award Pursuant to The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan. [Form 10-Q for the fiscal quarter ended October 31, 2004, Exhibit 10.2]
*10.7†	Form of Outside Director Nonqualified Stock Option Award Pursuant to The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan. [Form 10-Q for the fiscal quarter ended October 31, 2004, Exhibit 10.3]
*10.8†
Form of Executive Officer Long-Term Incentive Program Performance Unit Award Pursuant to The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan. [Form 10-Q for the fiscal quarter ended October 31, 2004, Exhibit 10.4]
*10.9†	The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on May 27, 2005, Exhibit 10.8]
*10.10†	Form of Restricted Stock Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 3, 2008, Exhibit 10.2]

*10.11†	Form of Deferred Share Award (Non-Employee Director) Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 27, 2007, Exhibit 10.2]
*10.12†	Form of Deferred Share Award (U.S. Officers) Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on May 27, 2005, Exhibit 10.3]
*10.13†	Form of Deferred Share Award (Mexico) Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 3, 2008, Exhibit 10.1]
*10.14†	Form of Deferred Share Award (Canada) Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 3, 2008, Exhibit 10.3]
*10.15†	Form of Nonqualified Stock Option (Non-Employee Directors) Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 27, 2007, Exhibit 10.5]
*10.16†	Form of Nonqualified Stock Option Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 27, 2007, Exhibit 10.6]
*10.17†	Form of Performance Share Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 27, 2007, Exhibit 10.7]
*10.18†	Form of Performance Share Award (Mexico) Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 27, 2007, Exhibit 10.8]
*10.19†	Form of Performance Vested Option Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 27, 2007, Exhibit 10.9]
*10.20†	Form of LTIP Performance Unit Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 27, 2007, Exhibit 10.10]
*10.21†	The Home Depot FutureBuilder Restoration Plan. [Form 8-K filed on August 20, 2007, Exhibit 10.10]
*10.22†	Non-Qualified Stock Option and Deferred Stock Unit Plan and Agreement dated as of December 4, 2000. [Form 10-K for the fiscal year ended January 28, 2001, Exhibit 10.20]
*10.23†	The Home Depot FutureBuilder for Puerto Rico. [Form 10-K for the fiscal year ended February 2, 2003, Exhibit 10.35]
*10.24†	First Amendment To The Home Depot FutureBuilder for Puerto Rico, effective July 5, 2004. [Form S-8 (File No. 333- 125332) filed May 27, 2005, Exhibit 10.3]
*10.25†	The Home Depot FutureBuilder, a 401(k) and Stock Ownership Plan, as amended and restated effective July 1, 2004. [Form 10-Q for the fiscal quarter ended October 31, 2004, Exhibit 10.5]
*10.26†	The Home Depot Long-Term Incentive Plan. [Form 10-K for the fiscal year ended February 2, 2003, Exhibit 10.42]
*10.27†	Senior Officers' Bonus Pool Plan, as amended. [Appendix A to Proxy Statement for the Annual Meeting of Shareholders held May 26, 1999]
*10.28†	Executive Officers' Bonus Plan. [Appendix B to Proxy Statement for the Annual Meeting of Shareholders held May 27, 1998]
*10.29†	Supplemental Executive Choice Program, effective January 1, 1999. [Form 10-K for the fiscal year ended February 3, 2002, Exhibit 10.15]

*10.30†	Home Depot U.S.A., Inc. Deferred Compensation Plan for Officers. [Form 10-K for the fiscal year ended February 2, 2003, Exhibit 10.38]
*10.31†	The Home Depot Executive Life Insurance, Death Benefit Only Plan. [Form 10-K for the fiscal year ended February 2, 2003, Exhibit 10.39]
*10.32†	The Home Depot Executive Physical Program. [Form 10-K for the fiscal year ended February 2, 2003, Exhibit 10.40]
*10.33†	The Home Depot Management Incentive Plan. [Appendix A to Proxy Statement for the Annual Meeting of Shareholders held on May 30, 2003]
*10.34†	The Home Depot, Inc. Management Incentive Plan Fiscal Year 2007 Performance Measures. [Form 8-K filed on March 27, 2007, Exhibit 10.11]
*10.35†	The Home Depot, Inc. Non-Employee Directors' Deferred Stock Compensation Plan. [Form 8-K filed on August 20, 2007, Exhibit 10.3]
*10.36†	Separation Agreement Between the Company and Robert Nardelli effective as of January 2, 2007. [Form 10-K for the fiscal year ended January 28, 2007, Exhibit 10.37]
*10.37†	Deferred Payment Trust dated as of January 12, 2007. [Form 10-K for the fiscal year ended January 28, 2007, Exhibit 10.38]
*10.38†	Employment Arrangement between Frank Blake and The Home Depot, Inc., dated January 23, 2007. [Form 8-K/A filed on January 24, 2007, Exhibit 10.1]
*10.39†	Employment Arrangement between Carol B. Tomé and The Home Depot, Inc., dated January 22, 2007. [Form 8- K/A filed on January 24, 2007, Exhibit 10.2]
*10.40†	Employment Arrangement between Joe DeAngelo and The Home Depot, Inc., dated January 23, 2007. [Form 8-K/A filed on January 24, 2007, Exhibit 10.3]
*10.41†	Letter Agreement between Joseph J. DeAngelo and The Home Depot, Inc. and HD Supply, Inc., dated May 24, 2007 [Form 10-Q for the fiscal quarter ended July 29, 2007, Exhibit 10.3]
*10.42†	Employment Agreement between Dennis M. Donovan and The Home Depot, Inc. dated March 16, 2001. [Form S-4 (File No. 333- 61548) filed May 24, 2001, Exhibit 10.1]
*10.43†	Deferred Stock Units Plan and Agreement between Dennis M. Donovan and The Home Depot, Inc. dated as of May 31, 2001.[Form 10-K for the fiscal year ended February 3, 2002, Exhibit 10.25]
*10.44†	Employment Agreement between Frank L. Fernandez and The Home Depot, Inc. dated April 2, 2001. [Form S-4 (File No. 333- 61548) filed May 24, 2001, Exhibit 10.2]
*10.45†	Deferred Stock Units Plan and Agreement between Frank L. Fernandez and The Home Depot, Inc. dated April 2, 2001. [Form S-4 (File No. 333-61548) filed May 24, 2001, Exhibit 10.3]
*10.46†	Employment Agreement between Robert DeRodes and The Home Depot, Inc., effective as of February 7, 2002. [Form 10-Q for the fiscal quarter ended November 3, 2002, Exhibit 10.2]
10.47†	Employment Arrangement between Craig A. Menear and The Home Depot, Inc., dated April 25, 2007.
10.48†	Employment Arrangement between Annette M. Verschuren and The Home Depot, Inc., dated February 15, 1996.

10.49†	Non-Competition Agreement between Annette M. Verschuren and The Home Depot, Inc., dated May 10, 2006.
10.50†	Separation Agreement & Release between Roger W. Adams and The Home Depot, Inc., dated November 25, 2007.
*10.51†	Separation Agreement & Release by and between The Home Depot, Inc. and John H. Costello, dated September 8, 2005.[Form 10-Q for the fiscal quarter ended October 30, 2005, Exhibit 10.1]
*10.52
Participation Agreement dated as of October 22, 1998 among The Home Depot, Inc. as Guarantor; Home Depot U.S.A., Inc. as Lessee; HD Real Estate Funding Corp. II as Facility Lender; Credit Suisse Leasing 92A L.P. as Lessor; The Bank of New York as Indenture Trustee; and Credit Suisse First Boston Corporation and Invemed Associates, Inc. as Initial Purchasers. [Form 10-K for the fiscal year ended January 31, 1999, Exhibit 10.10]
*10.53
Master Modification Agreement dated as of April 20, 1998 among The Home Depot, Inc. as Guarantor; Home Depot U.S.A., Inc., as Lessee and Construction Agent; HD Real Estate Funding Corp., as Facility Lender; Credit Suisse Leasing 92A L.P. as Lessor; the lenders named on the Schedule thereto as Lenders; and Credit Suisse First Boston Corporation as Agent Bank. [Form 10-K for the fiscal year ended January 31, 1999, Exhibit 10.13]
*10.54
Credit Agreement between The Home Depot, Inc., Lehman Commercial Paper Inc., Merrill Lynch Capital Corporation and certain of their affiliates, dated August 28, 2007. [Form 8-K filed on August 31, 2007, Exhibit 10.1]
12	Statement of Computation of Ratio of Earnings to Fixed Charges.
21	List of Subsidiaries of the Company.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release of The Home Depot, Inc. dated April 3, 2008.

†
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(a) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HOME DEPOT, INC. (Registrant)
By:	/s/ FRANCIS S. BLAKE (Francis S. Blake, Chairman & CEO)
Date:	March 19, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ FRANCIS S. BLAKE (Francis S. Blake)	Chairman & CEO (Principal Executive Officer)	March 19, 2008
/s/ CAROL B. TOME (Carol B. Tomé)	Chief Financial Officer and Executive Vice President – Corporate Services (Principal Financial Officer and Principal Accounting Officer)	March 19, 2008
/s/ F. DUANE ACKERMAN (F. Duane Ackerman)	Director	March 19, 2008
/s/ DAVID H. BATCHELDER (David H. Batchelder)	Director	March 19, 2008
/s/ ARI BOUSBIB (Ari Bousbib)	Director	March 18, 2008
/s/ GREGORY D. BRENNEMAN (Gregory D. Brenneman)	Director	March 19, 2008
/s/ ALBERT P. CAREY (Albert P. Carey)	Director	March 19, 2008
/s/ JOHN L. CLENDENIN (John L. Clendenin)	Director	March 19, 2008
/s/ ARMANDO CODINA (Armando Codina)	Director	March 19, 2008
/s/ BRIAN C. CORNELL (Brian C. Cornell)	Director	March 19, 2008
/s/ CLAUDIO X. GONZÁLEZ (Claudio X. González)	Director	March 25, 2008
/s/ MILLEDGE A. HART, III (Milledge A. Hart, III)	Director	March 15, 2008
/s/ BONNIE G. HILL (Bonnie G. Hill)	Director	March 19, 2008
/s/ LABAN P. JACKSON, JR. (Laban P. Jackson, Jr.)	Director	March 19, 2008
/s/ KAREN L. KATEN (Karen L. Katen)	Director	March 26, 2008
/s/ KENNETH G. LANGONE (Kenneth G. Langone)	Director	March 19, 2008

INDEX OF ATTACHED EXHIBITS

10.47	Employment Arrangement between Craig A. Menear and The Home Depot, Inc., dated April 25, 2007.
10.48	Employment Arrangement between Annette M. Verschuren and The Home Depot, Inc., dated February 15, 1996.
10.49	Non-Competition Agreement between Annette M. Verschuren and The Home Depot, Inc., dated May 10, 2006.
10.50	Separation Agreement & Release between Roger W. Adams and The Home Depot, Inc., dated November 25, 2007.
12	Statement of Computation of Ratio of Earnings to Fixed Charges.
21	List of Subsidiaries of the Company.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release of The Home Depot, Inc. dated April 3, 2008.

10-Year Summary of Financial and Operating Results
The Home Depot, Inc. and Subsidiaries

amounts in millions, except where noted	10-Year Compound Annual Growth Rate	2007(1)	2006	2005
STATEMENT OF EARNINGS DATA(2)
Net sales	12.3%	$77,349	$79,022	$77,019
Net sales increase (%)	—	(2.1)	2.6	8.3
Earnings before provision for income taxes	13.3	6,620	8,502	8,967
Net earnings	13.8	4,210	5,266	5,641
Net earnings increase (%)	—	(20.1)	(6.6)	14.6
Diluted earnings per share ($)	15.9	2.27	2.55	2.63
Diluted earnings per share increase (%)	—	(11.0)	(3.0)	18.5
Diluted weighted average number of common shares	(2.1)	1,856	2,062	2,147
Gross margin – % of sales	—	33.6	33.6	33.7
Total operating expenses – % of sales	—	24.3	22.4	21.9
Net interest expense (income) – % of sales	—	0.8	0.5	0.1
Earnings before provision for income taxes – % of sales	—	8.6	10.8	11.6
Net earnings – % of sales	—	5.4	6.7	7.3

BALANCE SHEET DATA AND FINANCIAL RATIOS(3)
Total assets	14.7%	$44,324	$52,263	$44,405
Working capital	(0.2)	1,968	5,069	2,563
Merchandise inventories	12.5	11,731	12,822	11,401
Net property and equipment	15.5	27,476	26,605	24,901
Long-term debt	24.2	11,383	11,643	2,672
Stockholders' equity	9.6	17,714	25,030	26,909
Book value per share ($)	12.5	10.48	12.71	12.67
Long-term debt-to-equity (%)	—	64.3	46.5	9.9
Total debt-to-equity (%)	—	75.8	46.6	15.2
Current ratio	—	1.15:1	1.39:1	1.20:1
Inventory turnover(2)	—	4.2x	4.5x	4.7x
Return on invested capital (%)(2)	—	13.9	16.8	20.4

STATEMENT OF CASH FLOWS DATA
Depreciation and amortization	21.0%	$1,906	$1,886	$1,579
Capital expenditures	9.3	3,558	3,542	3,881
Payments for businesses acquired, net	(14.3)	13	4,268	2,546
Cash dividends per share ($)	30.5	0.900	0.675	0.400

STORE DATA
Number of stores	13.6%	2,234	2,147	2,042
Square footage at fiscal year-end	13.5	235	224	215
Increase in square footage (%)	—	4.9	4.2	7.0
Average square footage per store (in thousands)	(0.1)	105	105	105

STORE SALES AND OTHER DATA
Comparable store sales increase (decrease) (%)(4)(5)	—	(6.7)	(2.8)	3.1
Weighted average weekly sales per operating store (in thousands)	(2.3)%	$658	$723	$763
Weighted average sales per square foot ($)	(2.0)	332	358	377
Number of customer transactions	9.3	1,336	1,330	1,330
Average ticket ($)	2.8	57.48	58.90	57.98
Number of associates at fiscal year-end(3)	10.3	331,000	364,400	344,800

(1)
Fiscal years 2007 and 2001 include 53 weeks; all other fiscal years reported include 52 weeks.
(2)
Fiscal years 2003 through 2007 include Continuing Operations only. The discontinued operations prior to 2003 were not material.
(3)
Fiscal year 2007 amounts include Continuing Operations only. Fiscal years 1998-2006 amounts include discontinued operations, except as noted.

F-1

	2004	2003	2002	2001(1)	2000	1999	1998
STATEMENT OF EARNINGS DATA(2)
Net sales	$71,100	$63,660	$58,247	$53,553	$45,738	$38,434	$30,219
Net sales increase (%)	11.7	9.3	8.8	17.1	19.0	27.2	25.1
Earnings before provision for income taxes	7,790	6,762	5,872	4,957	4,217	3,804	2,654
Net earnings	4,922	4,253	3,664	3,044	2,581	2,320	1,614
Net earnings increase (%)	15.7	16.1	20.4	17.9	11.3	43.7	31.9
Diluted earnings per share ($)	2.22	1.86	1.56	1.29	1.10	1.00	0.71
Diluted earnings per share increase (%)	19.4	19.2	20.9	17.3	10.0	40.8	29.1
Diluted weighted average number of common shares	2,216	2,289	2,344	2,353	2,352	2,342	2,320
Gross margin – % of sales	33.4	31.7	31.1	30.2	29.9	29.7	28.5
Total operating expenses – % of sales	22.4	21.1	21.1	20.9	20.7	19.8	19.7
Net interest expense (income) – % of sales	—	—	(0.1)	—	—	—	—
Earnings before provision for income taxes – % of sales	11.0	10.6	10.1	9.3	9.2	9.9	8.8
Net earnings – % of sales	6.9	6.7	6.3	5.7	5.6	6.0	5.3

BALANCE SHEET DATA AND FINANCIAL RATIOS(3)
Total assets	$39,020	$34,437	$30,011	$26,394	$21,385	$17,081	$13,465
Working capital	3,818	3,774	3,882	3,860	3,392	2,734	2,076
Merchandise inventories	10,076	9,076	8,338	6,725	6,556	5,489	4,293
Net property and equipment	22,726	20,063	17,168	15,375	13,068	10,227	8,160
Long-term debt	2,148	856	1,321	1,250	1,545	750	1,566
Stockholders' equity	24,158	22,407	19,802	18,082	15,004	12,341	8,740
Book value per share ($)	11.06	9.93	8.38	7.71	6.46	5.36	3.95
Long-term debt-to-equity (%)	8.9	3.8	6.7	6.9	10.3	6.1	17.9
Total debt-to-equity (%)	8.9	6.1	6.7	6.9	10.3	6.1	17.9
Current ratio	1.37:1	1.40:1	1.48:1	1.59:1	1.77:1	1.75:1	1.73:1
Inventory turnover(2)	4.9x	5.0x	5.3x	5.4x	5.1x	5.4x	5.4x
Return on invested capital (%)(2)	19.9	19.2	18.8	18.3	19.6	22.5	19.3

STATEMENT OF CASH FLOWS DATA
Depreciation and amortization	$1,319	$1,076	$903	$764	$601	$463	$373
Capital expenditures	3,948	3,508	2,749	3,393	3,574	2,618	2,094
Payments for businesses acquired, net	727	215	235	190	26	101	6
Cash dividends per share ($)	0.325	0.26	0.21	0.17	0.16	0.11	0.08

STORE DATA
Number of stores	1,890	1,707	1,532	1,333	1,134	930	761
Square footage at fiscal year-end	201	183	166	146	123	100	81
Increase in square footage (%)	9.8	10.2	14.1	18.5	22.6	23.5	22.8
Average square footage per store (in thousands)	106	107	108	109	108	108	107

STORE SALES AND OTHER DATA
Comparable store sales increase (decrease) (%)(4)(5)	5.1	3.7	(0.5)	—	4	10	7
Weighted average weekly sales per operating store (in thousands)	$766	$763	$772	$812	$864	$876	$844
Weighted average sales per square foot ($)	375	371	370	394	415	423	410
Number of customer transactions	1,295	1,246	1,161	1,091	937	797	665
Average ticket ($)	54.89	51.15	49.43	48.64	48.65	47.87	45.05
Number of associates at fiscal year-end(3)	323,100	298,800	280,900	256,300	227,300	201,400	156,700

(4)
Includes Net Sales at locations open greater than 12 months, including relocated and remodeled stores. Stores become comparable on the Monday following their 365th day of operation. Comparable store sales is intended only as supplemental information and is not a substitute for Net Sales or Net Earnings presented in accordance with generally accepted accounting principles.
(5)
Comparable store sales in fiscal years prior to 2002 were reported to the nearest percent.

F-2

QuickLinks

TABLE OF CONTENTS
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
PART I
  Item 1. Business.
  Item 1A. Risk Factors.
  Item 1B. Unresolved Staff Comments.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 4A. Executive Officers of the Company.
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
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
THE HOME DEPOT, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
THE HOME DEPOT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
THE HOME DEPOT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures.
  Item 9B. Other Information.
PART III
  Item 10. Directors, Executive Officers and Corporate Governance.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions, and Director Independence.
  Item 14. Principal Accounting Fees and Services.
PART IV
  Item 15. Exhibits, Financial Statement Schedules.
SIGNATURES
  INDEX OF ATTACHED EXHIBITS