Form 10-Q
period 2008-05-04
HOME DEPOT INC
filed 2008-06-04
CIK 354950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “ “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

$0.05 par value 1,697,020,445 shares of common stock, as of May 30, 2008

THE HOME DEPOT, INC. AND SUBSIDIARIES

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

(Amounts In Millions, Except Per Share Data)

	Three Months Ended
	May 4, 2008	April 29, 2007
NET SALES	$17,907	$18,545
Cost of Sales	11,835	12,282
GROSS PROFIT	6,072	6,263

Operating Expenses:
Selling, General and Administrative	4,900	4,186
Depreciation and Amortization	444	405
Total Operating Expenses	5,344	4,591

OPERATING INCOME	728	1,672

Interest (Income) Expense:
Interest and Investment Income	(3)	(11)
Interest Expense	167	171
Interest, net	164	160

EARNINGS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	564	1,512
Provision for Income Taxes	208	565
EARNINGS FROM CONTINUING OPERATIONS	356	947
EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	99
NET EARNINGS	$356	$1,046

Weighted Average Common Shares	1,679	1,959
BASIC EARNINGS PER SHARE FROM CONTINUING OPERATIONS	$0.21	$0.48
BASIC EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS	$—	$0.05
BASIC EARNINGS PER SHARE	$0.21	$0.53

Diluted Weighted Average Common Shares	1,683	1,969
DILUTED EARNINGS PER SHARE FROM CONTINUING OPERATIONS	$0.21	$0.48
DILUTED EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS	$—	$0.05
DILUTED EARNINGS PER SHARE	$0.21	$0.53

Dividends Declared Per Share	$0.225	$0.225

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts In Millions, Except Share and Per Share Data)

	May 4, 2008	February 3, 2008
ASSETS
Current Assets:
Cash and Cash Equivalents	$767	$445
Short-Term Investments	12	12
Receivables, net	1,571	1,259
Merchandise Inventories	12,637	11,731
Other Current Assets	1,353	1,227
Total Current Assets	16,340	14,674

Property and Equipment, at cost	36,408	36,412
Less Accumulated Depreciation and Amortization	9,295	8,936
Net Property and Equipment	27,113	27,476
Notes Receivable	326	342
Goodwill	1,210	1,209
Other Assets	607	623
Total Assets	$45,596	$44,324

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-Term Debt	$495	$1,747
Accounts Payable	7,861	5,732
Accrued Salaries and Related Expenses	1,029	1,094
Sales Taxes Payable	535	445
Deferred Revenue	1,581	1,474
Income Taxes Payable	337	60
Current Installments of Long-Term Debt	300	300
Other Accrued Expenses	1,981	1,854
Total Current Liabilities	14,119	12,706

Long-Term Debt, excluding current installments	11,339	11,383
Other Long-Term Liabilities	1,972	1,833
Deferred Income Taxes	460	688
Total Liabilities	27,890	26,610

STOCKHOLDERS’ EQUITY
Common Stock, par value $0.05; Authorized: 10 billion shares; Issued: 1.706 billion shares at May 4, 2008 and 1.698 billion shares at February 3, 2008; Outstanding: 1.698 billion shares at May 4, 2008 and 1.690 billion shares at February 3, 2008	85	85
Paid-In Capital	5,859	5,800
Retained Earnings	11,365	11,388
Accumulated Other Comprehensive Income	711	755
Treasury Stock, at cost, 8 million shares at May 4, 2008 and February 3, 2008	(314)	(314)
Total Stockholders’ Equity	17,706	17,714
Total Liabilities and Stockholders’ Equity	$45,596	$44,324

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts In Millions)

	Three Months Ended
	May 4, 2008	April 29, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$356	$1,046
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	474	485
Impairment related to Store Rationalization Charges	313	—
Stock-Based Compensation Expense	52	55
Changes in Assets and Liabilities, net of the effects of acquisitions:
Increase in Receivables, net	(322)	(326)
Increase in Merchandise Inventories	(926)	(1,543)
Increase in Other Current Assets	(96)	(86)
Increase in Accounts Payable and Accrued Expenses	1,965	1,989
Increase in Deferred Revenue	108	170
Increase in Income Taxes Payable	277	549
Decrease in Deferred Income Taxes	(222)	(59)
Other	122	44
Net Cash Provided by Operating Activities	2,101	2,324

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(449)	(696)
Payments for Businesses Acquired, net	—	(31)
Proceeds from Sales of Property and Equipment	10	51
Purchases of Investments	—	(2,656)
Proceeds from Sales and Maturities of Investments	1	1,527
Net Cash Used in Investing Activities	(438)	(1,805)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of Short-Term Borrowings, net	(1,249)	—
Repayments of Long-Term Debt	(9)	(6)
Proceeds from Sale of Common Stock	15	69
Repurchase of Common Stock	—	(91)
Cash Dividends Paid to Stockholders	(379)	(443)
Other	267	280
Net Cash Used in Financing Activities	(1,355)	(191)

Increase in Cash and Cash Equivalents	308	328
Effect of Exchange Rate Changes on Cash and Cash Equivalents	14	10
Cash and Cash Equivalents at Beginning of Period	445	600
Cash and Cash Equivalents at End of Period	$767	$938

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts In Millions)

	Three Months Ended
	May 4, 2008	April 29, 2007
Net Earnings	$356	$1,046
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	(41)	133
Cash Flow Hedges (1)	(3)	—
Total Other Comprehensive (Loss) Income	(44)	133
Comprehensive Income	$312	$1,179

(1)  These components of comprehensive income are reported net of income taxes.

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 3, 2008, as filed with the Securities and Exchange Commission.

Business

The Home Depot, Inc. and its subsidiaries (the “Company”) operate The Home Depot stores, which are full-service, warehouse-style stores averaging approximately 105,000 square feet in size. The stores stock approximately 35,000 to 45,000 different kinds of building materials, home improvement supplies and lawn and garden products that are sold to do-it-yourself customers, do-it-for-me customers, home improvement contractors, tradespeople and building maintenance professionals. Information related to the Company’s discontinued HD Supply business is discussed in Note 3.

Valuation Reserves

As of May 4, 2008 and February 3, 2008, the valuation allowances for Merchandise Inventories and uncollectible Receivables were not material.

Reclassifications

Certain amounts in the prior fiscal period have been reclassified to conform with the presentation adopted in the current fiscal period.

2.   STORE RATIONALIZATION CHARGES

In the first quarter of fiscal 2008, the Company updated its strategic plan for square footage growth to improve free cash flow, provide stronger returns for the Company and invest in its existing stores to continue improving the customer experience.  As a result of this store rationalization plan, the Company has determined that it will no longer pursue the opening of approximately 50 U.S. stores that had been in its new store pipeline. The Company expects to dispose of or sublet these pipeline locations within 36 months. The Company also announced that it would close 15 underperforming U.S. stores that do not meet the Company’s targeted returns. The Company expects to close these stores by June 30, 2008 and dispose of or sublet the stores within 36 months. As of May 4, 2008, the Company has recognized or expects to recognize the following pretax charges associated with the store rationalization (in millions):

	Total Expected Charges	Recognized First Quarter 2008	Total Remaining
Asset impairments	$313	$313	$—
Lease obligation costs	221	213	8
Inventory markdowns	10	10	—
Severance	8	7	1
Other	34	—	34
Total	$586	$543	$43

Inventory markdown costs are included in Cost of Sales and costs related to asset impairments, lease obligations, severance and other are included in Selling, General and Administrative expenses. Asset impairment charges, including contractual costs to complete certain assets, were determined based on fair market value using market data for each individual property. Lease obligations represent the present value of contractually obligated rental payments offset by estimated sublet income, and therefore are not generally incremental uses of cash.

Activity related to store rationalization charges for the first quarter of fiscal 2008 was as follows (in millions):

	Recognized First Quarter 2008	Cash Payments	Non-cash Uses	Balance, May 4, 2008
Asset impairments	$313	$—	$232	$81
Lease obligation costs	213	—	—	213
Inventory markdowns	10	—	—	10
Severance	7	—	—	7
Total	$543	$—	$232	$311

3. DISCONTINUED OPERATIONS

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

The following table presents Net Sales and Earnings of HD Supply which have been reclassified to discontinued operations in the Consolidated Statements of Earnings for the three months ended May 4, 2008 and April 29, 2007 (amounts in millions):

	Three Months Ended
	May 4, 2008	April 29, 2007
Net Sales	$—	$3,040
Earnings Before Provision for Income Taxes	$—	$162
Provision for Income Taxes	—	(63)
Earnings from Discontinued Operations, net of tax	$—	$99

4.   BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES

The reconciliation of basic to diluted weighted average common shares for the three months ended May 4, 2008 and April 29, 2007 was as follows (amounts in millions):

	Three Months Ended
	May 4, 2008	April 29, 2007
Weighted average common shares	1,679	1,959
Effect of potentially dilutive securities:
Stock Plans	4	10
Diluted weighted average common shares	1,683	1,969

Stock plans include shares granted under the Company’s employee stock plans. Options to purchase 53.3 million and 39.7 million shares of common stock for the three months ended May 4, 2008 and April 29, 2007, respectively, were excluded from the computation of Diluted Earnings per Share because their effect would have been anti-dilutive.

THE HOME DEPOT, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

The Home Depot, Inc.:

We have reviewed the Consolidated Balance Sheet of The Home Depot, Inc. and subsidiaries as of May 4, 2008, and the related Consolidated Statements of Earnings, Cash Flows and Comprehensive Income for the three-month periods ended May 4, 2008 and April 29, 2007.  These Consolidated Financial Statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheet of The Home Depot, Inc. and subsidiaries as of February 3, 2008, and the related Consolidated Statements of Earnings, Stockholders’ Equity and Comprehensive Income, and Cash Flows for the year then ended (not presented herein); and in our report dated March 28, 2008, we expressed an unqualified opinion on those Consolidated Financial Statements.  In our opinion, the information set forth in the accompanying Consolidated Balance Sheet as of February 3, 2008, is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.

/s/ KPMG LLP

Atlanta, Georgia June 4, 2008

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements regarding our future performance made in this report are forward-looking statements. Forward-looking statements may relate to such matters as net sales growth, comparable store sales, impact of cannibalization, state of the residential construction and housing markets, state of the home improvement market, commodity price inflation and deflation, implementation of store and supply chain initiatives, continuation of reinvestment plans, protection of intellectual property rights, net earnings performance, earnings per share, stock-based compensation expense, store openings and closures, capital allocation and expenditures, liquidity, the effect of adopting certain accounting standards, return on invested capital, management of our purchasing or customer credit policies, the planned recapitalization of the Company, timing of the completion of such recapitalization, the ability to issue debt securities on terms and at rates acceptable to us and the demand for our products and services.

Forward-looking statements are based on currently available information and our current assumptions, expectations and projections about future events. You are cautioned not to place undue reliance on our forward-looking statements. Such statements are subject to future events, risks and uncertainties – many of which are beyond our control or are currently unknown to us – as well as potentially inaccurate assumptions, that could cause actual results to differ materially from our expectations and projections. Some of the material risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described in Item 1A, “Risk Factors” of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on April 3, 2008.  You should read such information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 and our Financial Statements and related notes in Item 1.  We note such information as permitted by the Private Securities Litigation Reform Act of 1995. There also may be other factors that we cannot anticipate or that are not described in this report, generally because we do not perceive them to be material. Such factors could cause results to differ materially from our expectations.

Forward-looking statements speak only as of the date they are made, and we do not undertake to update such statements except as may be required by law. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the SEC.

EXECUTIVE SUMMARY AND SELECTED CONSOLIDATED STATEMENTS OF EARNINGS DATA

For the first quarter of fiscal 2008, we reported Net Earnings from Continuing Operations of $356 million and Diluted Earnings per Share from Continuing Operations of $0.21 compared to Net Earnings from Continuing Operations of $947 million and Diluted Earnings per Share from Continuing Operations of $0.48 for the first quarter of fiscal 2007. Our gross profit margin was 33.9% and our operating margin was 4.1% for the first quarter of fiscal 2008.

The results for the first quarter of fiscal 2008 reflect a nonrecurring charge of $543 million ($341 million, net of tax) due to the recently announced closing of 15 stores and removal of approximately 50 stores from the future growth pipeline. Excluding this store rationalization charge, Net Earnings from Continuing Operations were $697 million and Diluted Earnings per Share from Continuing Operations were $0.41 for the first quarter of fiscal 2008.  Excluding the store rationalization charge, our gross profit margin was 34.0% and our operating margin was 7.1% for the first quarter of fiscal 2008.

Net Sales decreased 3.4% to $17.9 billion for the first quarter of fiscal 2008 from $18.5 billion for the first quarter of fiscal 2007. The slowdown in the residential construction and home improvement markets negatively affected our Net Sales for the first quarter of fiscal 2008. Our comparable store sales declined 6.5% in the first quarter of fiscal 2008 driven by a 3.8% decline in comparable store customer transactions, as well as a 2.8% decline in our average ticket to $57.36. Due to the 53rd week in fiscal 2007, the first quarter of fiscal 2008 benefited from a seasonal timing change that added approximately $536 million to Net Sales and approximately 270 basis points to our comparable store sales.

We remain committed to the long-term health of our business through our strategy of investing in our retail business through the following five key priorities:

Associate Engagement – We have taken a number of actions to improve associate engagement by changing the way our associates are compensated, recognized and rewarded, including restructuring our success sharing program, an incentive program for our hourly associates driven by individual store performance. We continued our program to hire master trade specialists to bring electrical and plumbing experience and know-how to the stores and to transfer knowledge to other associates. We now have over 3,000 master trade specialists in our stores.  Also in the first quarter of fiscal 2008, we implemented our Aprons on the Floor initiative which adds more selling hours to the floor through expense reallocation.  Our goal in fiscal 2008 is to reallocate more than $180 million to add more sales hours to the stores.

Product Excitement – We continued our enhanced product line review process in support of our merchandising reset activities. We gained market share in patio, paint, hand tools and carpet through the addition of new styles and color choices and by enhancing our product displays. In patio, we provided great brands at exceptional values, such as Thomasville and Hampton Bay lines. As we head into summer, we are pleased with our seasonal lineup of products and believe that we are well-positioned in patio, grills, mowers and power equipment.

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

Product Availability – We are in the early stages of our supply chain transformation to improve product availability. We have improved management of our in-stock position, implemented enhancements to our replenishment systems and begun a rollout of a new warehouse management system. We have now opened three Rapid Deployment Centers and expect to roll out an additional five by the end of fiscal 2008.

Own the Pro – We have made significant improvements in the services we provide our pro customers, particularly through our pro bid room. The pro bid room, which is available in all of our stores, allows us to leverage the buying power of The Home Depot for the benefit of our pro customers. Our direct ship program allows us to have large orders delivered from our vendors to the customer’s job site directly, reducing handling, lead-time and cost while building loyalty with the pro customer.

We opened 26 new stores during the first quarter of fiscal 2008, including two relocations, bringing our total store count to 2,258.  As of the end of the first quarter of fiscal 2008, 247 stores, or approximately 11%, were located in Canada, Mexico or China compared to 230 as of the end of the first quarter of fiscal 2007.

We generated $2.1 billion of cash flow from operations in the first quarter of fiscal 2008. We used this cash flow to repay $1.2 billion of short-term debt, fund $449 million in capital expenditures and pay $379 million of dividends.

At the end of the first quarter of fiscal 2008, our long-term debt-to-equity ratio was 64.0% compared to 45.3% at the end of the first quarter of fiscal 2007. Our return on invested capital for continuing operations (computed on the average of beginning and ending long-term debt and equity for the trailing twelve months) was 12.0% for the first quarter of 2008 compared to 14.4% for the first quarter of fiscal 2007. This decrease reflects the decline in our operating profit and the store rationalization charge. Excluding the store rationalization charge, our return on invested capital for continuing operations was 13.0%.

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

	% of Net Sales		% Increase (Decrease) in Dollar
	Three Months Ended		Amounts
	May 4, 2008	April 29, 2007	2008 vs. 2007
NET SALES	100.0%	100.0%	(3.4)%

GROSS PROFIT	33.9	33.8	(3.0)
Operating Expenses:
Selling, General and Administrative	27.4	22.6	17.1
Depreciation and Amortization	2.5	2.2	9.6
Total Operating Expenses	29.8	24.8	16.4

OPERATING INCOME	4.1	9.0	(56.5)

Interest (Income) Expense:
Interest and Investment Income	—	(0.1)	(72.7)
Interest Expense	0.9	0.9	(2.3)
Interest, net	0.9	0.9	2.5

EARNINGS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	3.2	8.2	(62.7)
Provision for Income Taxes	1.2	3.1	(63.2)
EARNINGS FROM CONTINUING OPERATIONS	2.0%	5.1%	(62.4)%

Note: Certain percentages may not sum to totals due to rounding.

SELECTED SALES DATA
Number of Customer Transactions (in millions)	314	318	(1.3)%
Average Ticket	$57.36	$59.01	(2.8)
Weighted Average Weekly Sales Per Operating Store (in thousands)	$616	$665	(7.4)
Weighted Average Sales per Square Foot	$305	$329	(7.4)%
Comparable Store Sales Decrease (%)(1)	(6.5)%	(7.6)%	N/A

(1)       Includes Net Sales at locations open greater than 12 months, including relocated and remodeled stores. Retail stores become comparable on the Monday following their 365th day of operation. Comparable store sales is intended only as supplemental information and is not a substitute for Net Sales or Net Earnings presented in accordance with generally accepted accounting principles.

RESULTS OF OPERATIONS

Net Sales for the first quarter of fiscal 2008 decreased 3.4%, or $638 million, to $17.9 billion from $18.5 billion for the first quarter of fiscal 2007. The decrease in Net Sales for the first quarter of fiscal 2008 reflects the impact of negative comparable store sales, partially offset by Net Sales of $514 million from new stores. Comparable store sales decreased 6.5% for the first quarter of fiscal 2008 compared to a decrease of 7.6% for the first quarter of fiscal 2007. Due to the 53rd week in fiscal 2007, the first quarter of fiscal 2008 benefited from a seasonal timing change that added approximately $536 million to Net Sales and approximately 270 basis points to our comparable store sales.

There were a number of factors that contributed to our comparable store sales decline. The residential construction and home improvement markets continued to be soft, especially in some of our traditionally strong markets such as Florida and California. In the first quarter of fiscal 2008, we experienced negative comparable store sales growth in all departments except Garden.  Plumbing, while negative, outperformed the Company’s average for the first quarter of fiscal 2008. The combination of continued softness in our big ticket categories and construction departments negatively impacted average ticket, which decreased 2.8% to $57.36 for the first quarter of fiscal 2008.

Our international business performed well in the first quarter of fiscal 2008. Our stores in Mexico and China posted double digit comparable store sales increases for the first quarter of fiscal 2008, and Canada’s comparable store sales were also positive.

In order to meet our customer service objectives, we strategically open stores near market areas served by existing stores (“cannibalize”) to enhance service levels, gain incremental sales and increase market penetration.  Our new stores cannibalized approximately 9% of our existing stores as of the first quarter of fiscal 2008, which had a negative impact to comparable store sales of approximately 1%.

Gross Profit decreased 3.0% to $6.1 billion for the first quarter of fiscal 2008 from $6.3 billion for the first quarter of fiscal 2007. Gross Profit as a percent of Net Sales increased 14 basis points to 33.9% for the first quarter of fiscal 2008 compared to 33.8% for the first quarter of fiscal 2007. The increase in Gross Profit as a percent of Net Sales is primarily a result of lower markdowns taken in the first quarter of fiscal 2008 than the same period last year, offset in part by five basis points, or approximately $10 million, of inventory markdowns associated with our 15 closing stores.

Selling, General and Administrative Expense (“SG&A”) increased 17.1% to $4.9 billion for the first quarter of fiscal 2008 from $4.2 billion for the first quarter of fiscal 2007. As a percent of Net Sales, SG&A was 27.4% for the first quarter of fiscal 2008 compared to 22.6% for the first quarter of fiscal 2007. Excluding the store rationalization charge, SG&A as a percent of Net Sales was 24.4%, an increase of 182 basis points over the prior year. Higher credit costs associated with our private label credit card accounted for 96 basis points of the increase, with the rest primarily attributable to deleverage from negative comparable store sales. For the first quarter of fiscal 2008, the penetration of our private label and co-branded credit sales was 28.9% compared to 29.4% for the first quarter of fiscal 2007.

Depreciation and Amortization increased 9.6% to $444 million for the first quarter of fiscal 2008 from $405 million for the first quarter of fiscal 2007. Depreciation and Amortization as a percent of Net Sales was 2.5% for the first quarter of fiscal 2008 and 2.2% for the first quarter of fiscal 2007. The increase as a percent of Net Sales was primarily due to the depreciation of our recent investments in shorter lived assets like store resets and technology.

Operating Income decreased 56.5% to $728 million for the first quarter of fiscal 2008 from $1.7 billion for the first quarter of fiscal 2007. Operating Income as a percent of Net Sales was 4.1% for the first quarter of fiscal 2008 compared to 9.0% for the first quarter of fiscal 2007. Excluding the store rationalization charge, our Operating Income as a percent of Net Sales was 7.1% for the first quarter of fiscal 2008.

In the first quarter of fiscal 2008, we recognized $164 million of net Interest Expense compared to $160 million in the first quarter of fiscal 2007. Net Interest Expense as a percent of Net Sales was 0.9% for the first quarter of fiscal 2008 and 2007.

Our combined federal and state effective income tax rate for continuing operations decreased to 36.9% for the first quarter of fiscal 2008 from 37.4% for the comparable period of fiscal 2007 reflecting certain state tax benefits arising from our store rationalization charge.

Diluted Earnings per Share from Continuing Operations were $0.21 for the first quarter of fiscal 2008 compared to Diluted Earnings per Share from Continuing Operations of $0.48 for the first quarter of fiscal 2007. Excluding the store rationalization charge, Diluted Earnings per Share from Continuing Operations for the first quarter of fiscal 2008 were $0.41, a decrease of 14.6% from the first quarter of fiscal 2007. Diluted Earnings per Share were favorably impacted in the first quarter of fiscal 2008 by the repurchase of shares of our common stock in the last three quarters of fiscal 2007. We did not repurchase any shares in the first quarter of fiscal 2008.

On August 30, 2007, the Company closed the sale of HD Supply. Discontinued operations for the first quarter of fiscal 2007 consist of the results of operations of HD Supply. Net Sales from discontinued operations were $3.0 billion and Earnings from Discontinued Operations, net of tax, were $99 million for the first quarter of fiscal 2007.

To provide clarity, internally and externally, about our operating performance in the most recent fiscal quarter, we supplemented our reporting with non-GAAP measurements to reflect the store rationalization charge as described more fully in Note 2 to the Consolidated Financial Statements.  This supplemental information should not be considered in isolation or as a substitute for the related GAAP measurements.  We believe these non-GAAP measurements provide management and investors with meaningful information to understand and analyze our performance.  The following reconciles the non-GAAP measurements reflecting the store rationalization charge to the reported GAAP information for the first quarter of fiscal 2008:

(Amounts In Millions, Except Per Share Data)

	As Reported	Store Rationalization Charge	Non-GAAP Measurement
Net Sales	$17,907	$—	$17,907
Cost of Sales	11,835	10	11,825
Gross Profit	6,072	(10)	6,082
Operating Expenses:
Selling, General and Administrative	4,900	533	4,367
Depreciation and Amortization	444	—	444
Total Operating Expenses	5,344	533	4,811
Operating Income	728	(543)	1,271
Interest, net	164	—	164
Earnings From Continuing Operations Before Provision for Income Taxes	564	(543)	1,107
Provision for Income Taxes	208	(202)	410
Earnings from Continuing Operations	$356	$(341)	$697

Diluted Earnings per Share from Continuing Operations	$0.21	$(0.20)	$0.41

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operations provides us with a significant source of liquidity.  During the first quarter of fiscal 2008, Net Cash Provided by Operating Activities was $2.1 billion compared to $2.3 billion for the same period of fiscal 2007. This change was primarily a result of decreased Net Earnings and changes in working capital.

Net Cash Used in Investing Activities for the first quarter of fiscal 2008 was $438 million compared to $1.8 billion for the same period of fiscal 2007. The decrease was primarily the result of investment activity in the first quarter of fiscal 2007.

Net Cash Used in Financing Activities for the first quarter of fiscal 2008 was $1.4 billion compared to $191 million for the same period of fiscal 2007. The increase in Net Cash Used in Financing Activities was the result of $1.2 billion in Repayments of Short-Term Borrowings in the first quarter of fiscal 2008.

We have commercial paper programs that allow for borrowings up to $3.45 billion. In connection with the programs, we have a back-up credit facility with a consortium of banks for borrowings up to $3.45 billion. As of May 4, 2008, there was $495 million outstanding under the commercial paper programs and there were no borrowings outstanding under the related credit facility. We do not foresee borrowings under the commercial paper programs beyond the $3.45 billion back-up credit facility.  The credit facility, which expires in December 2010, contains various restrictive covenants, all of which we are in compliance. None of the covenants are expected to impact our liquidity or capital resources.

As of May 4, 2008, we had $779 million in Cash and Short-Term Investments.  We believe that our current cash position and cash flow generated from operations should be sufficient to enable us to complete our capital expenditure programs and any required long-term debt payments through the next several fiscal years.  In addition, we have funds available from our commercial paper programs and we believe we have the ability to obtain alternative sources of financing for other requirements.

During the first quarter of fiscal 2008, we entered into an interest rate swap, accounted for as a fair value hedge, with a notional amount of $600 million that swaps fixed rate interest on our $3.0 billion 5.40% Senior Notes for variable rate interest equal to LIBOR plus 131 basis points. The swap expires on March 1, 2016.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risks results primarily from fluctuations in interest rates.  There have been no material changes to our exposure to market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended February 3, 2008.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the fiscal quarter ended May 4, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Form 10-K for fiscal 2007 as filed with the SEC.  These risks could materially and adversely affect our business, financial condition and results of operations.  The risks described in our Form 10-K are not the only risks we face.  Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                 During the first quarter of fiscal 2008, the Company issued 773 deferred stock units under The Home Depot, Inc. NonEmployee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The deferred stock units were credited to the accounts of such nonemployee directors who elected to receive board retainers in the form of deferred stock units instead of cash during the first quarter of fiscal 2008. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.

During the first quarter of fiscal 2008, the Company credited 908 deferred stock units to participant accounts under The Home Depot FutureBuilder Restoration Plan pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following the termination of services as described in this plan.

(c)                                 Since fiscal 2002, the Company repurchased shares of its common stock having a value of approximately $27.2 billion. The number and average price of shares purchased in each fiscal month of the first quarter of fiscal 2008 are set forth in the table below:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
February 4, 2008 - March 2, 2008	6,501	$28.39	—	$12,801,735,839
March 3, 2008 - March 30, 2008	99,895	$26.85	—	$12,801,735,839
March 31, 2008 - May 4, 2008	9,083	$28.59	—	$12,801,735,839

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

(2)       The Company’s common stock repurchase program was initially announced on July 15, 2002. As of the beginning of the first quarter of fiscal 2008, the Board had approved purchases up to $40.0 billion. The program does not have a prescribed expiration date.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on May 22, 2008, shareholders of the Company elected the following nominees to the Board of Directors to serve a one-year term.  Votes cast were as follows:

F. Duane Ackerman	Albert P. Carey

For: 1,384,896,967	For: 1,418,585,179
Against: 56,819,904	Against: 22,900,811
Abstain: 24,026,968	Abstain: 24,257,849

David H. Batchelder	Armando Codina

For: 1,379,571,061	For: 1,375,245,989
Against: 62,249,055	Against: 66,272,976
Abstain: 23,923,723	Abstain: 24,224,875

Francis S. Blake	Brian C. Cornell

For: 1,414,123,832	For: 1,418,332,278
Against: 28,113,564	Against: 23,179,926
Abstain: 23,506,442	Abstain: 24,231,635

Ari Bousbib	Bonnie G. Hill

For: 1,415,585,739	For: 1,363,433,151
Against: 26,002,371	Against: 77,990,367
Abstain: 24,155,729	Abstain: 24,320,321

Gregory D. Brenneman	Karen L. Katen

For: 1,418,454,144	For: 1,399,160,959
Against: 23,140,814	Against: 42,612,893
Abstain: 24,148,881	Abstain: 23,969,987

Shareholders ratified the appointment of KPMG LLP as the Company’s independent registered public accounting firm for fiscal 2008. Votes cast were as follows:

For: 1,419,603,626
Against: 23,773,969
Abstain: 22,366,244

Shareholders approved the material terms of officer performance goals under the Management Incentive Plan.  Votes cast were as follows:

For: 1,391,210,972
Against: 49,141,021
Abstain: 25,391,846

Shareholders approved an amendment to the Company’s Employee Stock Purchase Plan to increase the number of reserved shares. Votes cast were as follows:

For: 1,054,188,198
Against: 32,905,519
Abstain: 21,838,317
Non-votes: 356,811,805

Shareholders rejected a shareholder proposal regarding political non-partisanship.  Votes cast were as follows:

For: 53,406,454
Against: 890,594,613
Abstain: 164,930,967
Non-votes: 356,811,805

Shareholders rejected a shareholder proposal regarding special shareholder meetings. Votes cast were as follows:

For: 414,222,590
Against: 642,786,306
Abstain: 51,923,137
Non-votes: 356,811,805

Shareholders rejected a shareholder proposal regarding employment diversity report disclosure. Votes cast were as follows:

For: 239,009,337
Against: 705,906,604
Abstain: 164,016,092
Non-votes: 356,811,805

Shareholders rejected a shareholder proposal regarding executive officer compensation. Votes cast were as follows:

For: 438,638,727
Against: 602,719,505
Abstain: 67,573,802
Non-votes: 356,811,805

Shareholders rejected a shareholder proposal regarding pay-for-superior performance.  Votes cast were as follows:

For: 331,766,469
Against: 739,978,059
Abstain: 37,187,506
Non-votes: 356,811,805

Item 6.  Exhibits

Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the Securities and Exchange Commission, as indicated by the references in brackets. All other exhibits are filed herewith.

*10.1	Management Incentive Plan [Form 8-K filed on May 28, 2008, Exhibit 10.1]

*10.2	Separation Agreement & Release Between the Company and Robert P. DeRodes [Form 8-K filed on May 28, 2008, Exhibit 10.2]

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter of KPMG LLP, Acknowledgement of Independent Registered Public Accounting Firm, dated June 4, 2008.

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Executive Vice President – Corporate Services pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HOME DEPOT, INC.
(Registrant)

By:	/s/ FRANCIS S. BLAKE
Francis S. Blake
Chairman and Chief Executive Officer

/s/ CAROL B. TOMÉ
Carol B. Tomé
Chief Financial Officer and
Executive Vice President – Corporate Services
June 3, 2008
(Date)

INDEX TO EXHIBITS

Exhibit	Description

Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the Securities and Exchange Commission, as indicated by the references in brackets. All other exhibits are filed herewith.

*10.1	Management Incentive Plan [Form 8-K filed on May 28, 2008, Exhibit 10.1]

*10.2	Separation Agreement & Release Between the Company and Robert P. DeRodes [Form 8-K filed on May 28, 2008, Exhibit 10.2]

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter of KPMG LLP, Acknowledgement of Independent Registered Public Accounting Firm, dated June 4, 2008.

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Executive Vice President – Corporate Services pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.