Form 10-Q
period 2008-08-03
HOME DEPOT INC
filed 2008-09-04
CIK 354950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2008

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

$0.05 par value 1,698,465,626 shares of common stock, as of August 29, 2008

THE HOME DEPOT, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(Amounts In Millions, Except Per Share Data)

	Three Months Ended		Six Months Ended
	August 3, 2008	July 29, 2007	August 3, 2008	July 29, 2007
NET SALES	$20,990	$22,184	$38,897	$40,729
Cost of Sales	14,026	14,843	25,861	27,125
GROSS PROFIT	6,964	7,341	13,036	13,604

Operating Expenses:
Selling, General and Administrative	4,470	4,370	9,370	8,556
Depreciation and Amortization	452	414	896	819
Total Operating Expenses	4,922	4,784	10,266	9,375

OPERATING INCOME	2,042	2,557	2,770	4,229

Interest (Income) Expense:
Interest and Investment Income	(4)	(27)	(7)	(38)
Interest Expense	161	172	328	343
Interest, net	157	145	321	305

EARNINGS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	1,885	2,412	2,449	3,924
Provision for Income Taxes	683	891	891	1,456
EARNINGS FROM CONTINUING OPERATIONS	1,202	1,521	1,558	2,468
EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	66	—	165
NET EARNINGS	$1,202	$1,587	$1,558	$2,633

Weighted Average Common Shares	1,680	1,960	1,680	1,960
BASIC EARNINGS PER SHARE FROM CONTINUING OPERATIONS	$0.72	$0.78	$0.93	$1.26
BASIC EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS	$—	$0.03	$—	$0.08
BASIC EARNINGS PER SHARE	$0.72	$0.81	$0.93	$1.34

Diluted Weighted Average Common Shares	1,685	1,969	1,684	1,969
DILUTED EARNINGS PER SHARE FROM CONTINUING OPERATIONS	$0.71	$0.77	$0.93	$1.25
DILUTED EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS	$—	$0.03	$—	$0.08
DILUTED EARNINGS PER SHARE	$0.71	$0.81	$0.93	$1.34

Dividends Declared Per Share	$0.225	$0.225	$0.45	$0.45

Note: The sum of Diluted Earnings per Share from Continuing Operations and Diluted Earnings Per Share from Discontinued Operations may not total Diluted Earnings Per Share due to rounding.

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts In Millions, Except Share and Per Share Data)

	August 3, 2008	February 3, 2008
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,051	$445
Short-Term Investments	11	12
Receivables, net	1,506	1,259
Merchandise Inventories	11,864	11,731
Other Current Assets	1,402	1,227
Total Current Assets	15,834	14,674

Property and Equipment, at cost	36,788	36,412
Less Accumulated Depreciation and Amortization	9,711	8,936
Net Property and Equipment	27,077	27,476
Notes Receivable	320	342
Goodwill	1,218	1,209
Other Assets	650	623
Total Assets	$45,099	$44,324

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-Term Debt	$—	$1,747
Accounts Payable	7,122	5,732
Accrued Salaries and Related Expenses	1,062	1,094
Sales Taxes Payable	506	445
Deferred Revenue	1,417	1,474
Income Taxes Payable	189	60
Current Installments of Long-Term Debt	300	300
Other Accrued Expenses	2,041	1,854
Total Current Liabilities	12,637	12,706

Long-Term Debt, excluding current installments	11,366	11,383
Other Long-Term Liabilities	1,949	1,833
Deferred Income Taxes	498	688
Total Liabilities	26,450	26,610

STOCKHOLDERS’ EQUITY
Common Stock, par value $0.05; authorized: 10 billion shares; Issued: 1.707 billion shares at August 3, 2008 and 1.698 billion shares at February 3, 2008; Outstanding: 1.699 billion shares at August 3, 2008 and 1.690 billion shares at February 3, 2008	85	85
Paid-In Capital	5,943	5,800
Retained Earnings	12,183	11,388
Accumulated Other Comprehensive Income	740	755
Treasury Stock, at cost, 8 million shares at August 3, 2008 and February 3, 2008	(302)	(314)
Total Stockholders’ Equity	18,649	17,714
Total Liabilities and Stockholders’ Equity	$45,099	$44,324

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts In Millions)

	Six Months Ended
	August 3, 2008	July 29, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$1,558	$2,633
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	956	963
Impairment related to Store Rationalization Charges	313	—
Stock-Based Compensation Expense	102	111
Changes in Assets and Liabilities, net of the effects of acquisitions:
Increase in Receivables, net	(258)	(256)
Increase in Merchandise Inventories	(143)	(1,108)
Increase in Other Current Assets	(94)	(6)
Increase in Accounts Payable and Accrued Expenses	1,341	1,482
(Decrease) Increase in Deferred Revenue	(56)	64
Increase in Income Taxes Payable	130	466
Decrease in Deferred Income Taxes	(289)	(18)
Other	124	134
Net Cash Provided by Operating Activities	3,684	4,465

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(960)	(1,570)
Payments for Businesses Acquired, net	—	(30)
Proceeds from Sales of Property and Equipment	98	103
Purchases of Investments	—	(8,220)
Proceeds from Sales and Maturities of Investments	2	6,198
Net Cash Used in Investing Activities	(860)	(3,519)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of Short-Term Borrowings, net	(1,745)	—
Repayments of Long-Term Debt	(13)	(10)
Proceeds from Sale of Common Stock	51	198
Repurchase of Common Stock	—	(91)
Cash Dividends Paid to Stockholders	(760)	(886)
Other	236	235
Net Cash Used in Financing Activities	(2,231)	(554)

Increase in Cash and Cash Equivalents	593	392
Effect of Exchange Rate Changes on Cash and Cash Equivalents	13	9
Cash and Cash Equivalents at Beginning of Period	445	600
Cash and Cash Equivalents at End of Period	1,051	1,001
Cash and Cash Equivalents of Discontinued Operations at End of Period	—	(14)
Cash and Cash Equivalents of Continuing Operations at End of Period	$1,051	$987

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts In Millions)

	Three Months Ended		Six Months Ended
	August 3, 2008	July 29, 2007	August 3, 2008	July 29, 2007
Net Earnings	$1,202	$1,587	$1,558	$2,633
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	21	149	(20)	282
Cash Flow Hedges (1)	8	—	5	—
Total Other Comprehensive Income (Loss)	29	149	(15)	282
Comprehensive Income	$1,231	$1,736	$1,543	$2,915

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

Valuation Reserves

As of August 3, 2008 and February 3, 2008, the valuation allowances for Merchandise Inventories and uncollectible Receivables were not material.

2.   STORE RATIONALIZATION CHARGES

In the first quarter of fiscal 2008, the Company reduced its strategic plan for square footage growth to improve free cash flow, provide stronger returns for the Company and invest in its existing stores to continue improving the customer experience.  As a result of this store rationalization plan, the Company determined that it will no longer pursue the opening of approximately 50 U.S. stores that had been in its new store pipeline. The Company expects to dispose of or sublet these pipeline locations within 36 months. The Company also announced that it would close 15 underperforming U.S. stores that did not meet the Company’s targeted returns. These stores closed in the second quarter of fiscal 2008, and the Company expects to dispose of or sublet the stores within 36 months. The Company recognized $561 million in total pretax charges for the first six months of fiscal 2008 related to the store rationalization plan, including $18 million in the second quarter of fiscal 2008. The significant components of the total expected charges and charges incurred to date are as follows (in millions):

	Total Expected Charges	Fiscal 2008 Charges	Total Remaining
Asset impairments	$313	$313	$—
Lease obligation costs	226	226	—
Inventory markdowns	10	10	—
Severance	5	5	—
Other	32	7	25
Total	$586	$561	$25

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

Activity related to store rationalization charges for the first six months of fiscal 2008 was as follows (in millions):

	Fiscal 2008 Charges	Cash Payments	Non-cash Uses	Balance, August 3, 2008
Asset impairments	$313	$—	$248	$65
Lease obligation costs	226	21	—	205
Inventory markdowns	10	10	—	—
Severance	5	5	—	—
Other	7	6	1
Total	$561	$42	$249	$270

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

The following table presents Net Sales and Earnings of HD Supply which have been reclassified to discontinued operations in the Consolidated Statements of Earnings for the three and six months ended August 3, 2008 and July 29, 2007 (amounts in millions):

	Three Months Ended		Six Months Ended
	August 3, 2008	July 29, 2007	August 3, 2008	July 29, 2007
Net Sales	$—	$3,195	$—	$6,235
Earnings Before Provision for Income Taxes	$—	$192	$—	$354
Provision for Income Taxes	—	(126)	—	(189)
Earnings from Discontinued Operations, net of tax	$—	$66	$—	$165

4.   BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES

The reconciliation of basic to diluted weighted average common shares for the three and six months ended August 3, 2008 and July 29, 2007 was as follows (amounts in millions):

	Three Months Ended		Six Months Ended
	August 3, 2008	July 29, 2007	August 3, 2008	July 29, 2007
Weighted average common shares	1,680	1,960	1,680	1,960
Effect of potentially dilutive securities:
Stock Plans	5	9	4	9
Diluted weighted average common shares	1,685	1,969	1,684	1,969

Stock plans include shares granted under the Company’s employee stock plans.  Options to purchase 52.2 million and 37.0 million shares of common stock for the three months ended August 3, 2008 and July 29, 2007, respectively, and options to purchase 52.8 million and 38.4 million shares of common stock for the six months ended August 3, 2008 and July 29, 2007, respectively, were excluded from the computation of Diluted Earnings per Share because their effect would have been anti-dilutive.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

The Home Depot, Inc.:

We have reviewed the Consolidated Balance Sheet of The Home Depot, Inc. and subsidiaries as of August 3, 2008, and the related Consolidated Statements of Earnings and Comprehensive Income for the three-month and six-month periods ended August 3, 2008 and July 29, 2007, and the related Consolidated Statements of Cash Flows for the six-month periods ended August 3, 2008 and July 29, 2007.  These Consolidated Financial Statements are the responsibility of the Company’s management.

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

September 3, 2008

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements regarding our future performance made in this report are forward-looking statements. Forward-looking statements may relate to such matters as the demand for our products and services, net sales growth, comparable store sales, impact of cannibalization, store openings and closures, state of the residential construction and housing markets, state of the home improvement market, commodity price inflation and deflation, implementation of store initiatives, continuation of reinvestment plans, net earnings performance, earnings per share, stock-based compensation expense, capital allocation and expenditures, liquidity, the effect of adopting certain accounting standards, return on invested capital, management of our purchasing or customer credit policies, the planned recapitalization of the Company, timing of the completion of such recapitalization and the ability to issue debt securities on terms and at rates acceptable to us.

Forward-looking statements are based on currently available information and our current assumptions, expectations and projections about future events. You are cautioned not to place undue reliance on our forward-looking statements. Such statements are subject to future events, risks and uncertainties – many of which are beyond our control or are currently unknown to us — as well as potentially inaccurate assumptions, that could cause actual results to differ materially from our expectations and projections. Some of the material risks and uncertainties that could cause actual results to differ materially from our expectations and projections include but are not limited to: economic conditions in North America; changes in our cost structure; our ability to attract, train and retain highly qualified associates; conditions affecting customer transactions and average ticket, including, but not limited to, improving and streamlining operations, customers’ in-store experience and other factors described in Item 1A, “Risk Factors” of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on April 3, 2008.  You should read such information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 and our Financial Statements and related notes in Item 1.  There also may be other factors that we cannot anticipate or that are not described in this report, generally because we do not perceive them to be material. Such factors could cause results to differ materially from our expectations.

Forward-looking statements speak only as of the date they are made, and we do not undertake to update such statements. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the SEC.

EXECUTIVE SUMMARY AND SELECTED CONSOLIDATED STATEMENTS OF EARNINGS DATA

For the second quarter of fiscal 2008, we reported Net Earnings from Continuing Operations of $1.2 billion and Diluted Earnings per Share from Continuing Operations of $0.71 compared to Net Earnings from Continuing Operations of $1.5 billion and Diluted Earnings per Share from Continuing Operations of $0.77 for the second quarter of fiscal 2007. For the first six months of fiscal 2008, we reported Net Earnings from Continuing Operations of $1.6 billion and Diluted Earnings per Share from Continuing Operations of $0.93 compared to Net Earnings from Continuing Operations of $2.5 billion and Diluted Earnings per Share from Continuing Operations of $1.25 for the first six months of fiscal 2007.  Our gross profit margin was 33.2% and our operating margin was 9.7% for the second quarter of fiscal 2008. For the first six months of fiscal 2008, our gross profit margin was 33.5% and our operating margin was 7.1%.

As a result of our store rationalization plan announced in the first quarter of fiscal 2008, we closed 15 stores and removed 50 stores from the future growth pipeline. We recognized $561 million in total pretax charges for the first six months of fiscal 2008 related to the store rationalization plan, including $18 million in the second quarter of fiscal 2008. For the first six months of fiscal 2008, Net Earnings from Continuing Operations were $1.9 billion and Diluted Earnings per Share from Continuing Operations were $1.13, excluding the store rationalization charge. Our gross profit margin was 33.5% and our operating margin was 8.6% for the first six months of fiscal 2008, excluding the store rationalization charge.

Net Sales decreased 5.4% to $21.0 billion for the second quarter of fiscal 2008 from $22.2 billion for the second quarter of fiscal 2007. For the first six months of fiscal 2008, Net Sales decreased 4.5% to $38.9 billion from $40.7 billion for the first six months of fiscal 2007. The slowdown in the residential construction and home improvement markets negatively affected our Net Sales for the second quarter and first six months of fiscal 2008. Our comparable store sales declined 7.9% in the second quarter of fiscal 2008 driven by a 6.6% decline in comparable store customer transactions, as well as a 1.2% decline in our average ticket to $57.58. Due to the 53rd week in fiscal 2007, the second quarter of fiscal 2008 was negatively impacted by a seasonal timing change that reduced Net Sales by approximately $160 million and comparable store sales by approximately 70 basis points.

We remain committed to the long-term health of our business through our strategy of investing in our retail business and through the following five key priorities:

Associate Engagement – We have taken a number of actions to improve associate engagement by changing the way our associates are compensated, recognized and rewarded, including restructuring our success sharing program, an incentive program for our hourly associates driven by individual store performance. For the first half of fiscal 2008, 75% of our stores were eligible for success sharing and success sharing payouts will exceed $40 million.  We have a program to hire master trade specialists to bring electrical and plumbing experience and know-how to the stores and to transfer knowledge to other associates. We now have approximately 3,000 master trade specialists in our stores.  Also in the second quarter of fiscal 2008, we continued our Aprons on the Floor initiative which adds more selling hours to the floor through expense reallocation.

Product Excitement – We continue to work on our merchandising transformation by redefining how we run our business, implementing a portfolio strategy on products and creating new tools to support better merchandising decision making. As a result, we saw unit share gains against the market in basic repair categories, including roofing, toilets, hardware, electrical and power tools. Energy efficient products also performed well this quarter. Products such as weather stripping, caulk, CFL light bulbs, air circulation and pipe insulation all performed well. We will continue to focus on energy efficient products in the second half of the year to meet our customers’ energy conservation challenges by introducing several new products, including exclusive Eco-Smart dimmable CFL light bulbs, WaterSense water saving faucets and toilets, and an innovative wall flush mount programmable thermostat from RiteTemp.

Shopping Environment – We continued our store reinvestment program by completing an aggressive list of maintenance projects, including the completion of our lighting upgrade, as well as more complex repair and maintenance activities for hundreds of other stores. In addition to programmatic maintenance, our integrated field and support center teams have rolled out store standards to all stores. We developed and piloted common guidelines on store appearance and shopability, including standards for front apron merchandising, wingstack usage, signage presentation, fixturing and off-shelf product. This initiative helps reduce the amount of time our store managers spend on these issues, removes unnecessary clutter from the aisles and implements a basic consistent approach in terms of appearance.

Product Availability – We are in the early stages of our supply chain transformation to improve product availability. We have improved management of our in-stock position and inventory levels, implemented enhancements to our replenishment systems and begun a rollout of a new warehouse management system. We have three Rapid Deployment Centers operating and remain committed to our overall roll-out strategy, supporting our goal of increasing our central distribution penetration.

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

We opened 15 new stores during the second quarter of fiscal 2008, including one relocation, and closed 15 stores as part of our store rationalization plan bringing our total store count to 2,257. As of the end of the second quarter of fiscal 2008, 251 stores, or approximately 11%, were located in Canada, Mexico or China compared to 232 as of the end of the second quarter of fiscal 2007.

We generated $3.7 billion of cash flow from operations in the first six months of fiscal 2008. We used this cash flow to repay $1.7 billion of short-term debt, fund $960 million in capital expenditures and pay $760 million of dividends.

At the end of the second quarter of fiscal 2008, our long-term debt-to-equity ratio was 60.9% compared to 42.8% at the end of the second quarter of fiscal 2007. Our return on invested capital for continuing operations (computed on the average of beginning and ending long-term debt and equity for the trailing twelve months) was 10.7% for the second quarter of fiscal 2008 compared to 13.7% for the second quarter of fiscal 2007. This decrease reflects the decline in our operating profit and the store rationalization charge. Excluding the store rationalization charge, our return on invested capital for continuing operations was 11.6%.

We believe the selected sales data, the percentage relationship between Net Sales and major categories in the Consolidated Statements of Earnings and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations.  We operate in one operating segment and believe the information presented in our Management’s Discussion and Analysis of Financial Condition and Results of Operations provides an understanding of our business, our operations and our financial condition.

	% of Net Sales				% Increase (Decrease)
	Three Months Ended		Six Months Ended		in Dollar Amounts
	August 3, 2008	July 29, 2007	August 3, 2008	July 29, 2007	Three Months	Six Months
NET SALES	100.0%	100.0%	100.0%	100.0%	%	%

GROSS PROFIT	33.2	33.1	33.5	33.4	(5.1)	(4.2)

Operating Expenses:
Selling, General and Administrative	21.3	19.7	24.1	21.0	2.3	9.5
Depreciation and Amortization	2.2	1.9	2.3	2.0	9.2	9.4
Total Operating Expenses	23.4	21.6	26.4	23.0	2.9	9.5

OPERATING INCOME	9.7	11.5	7.1	10.4	(20.1)	(34.5)

Interest (Income) Expense:
Interest and Investment Income	—	(0.1)	—	(0.1)	(85.2)	(81.6)
Interest Expense	0.8	0.8	0.8	0.8	(6.4)	(4.4)
Interest, net	0.7	0.7	0.8	0.7	8.3	5.2

EARNINGS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	9.0	10.9	6.3	9.6	(21.8)	(37.6)
Provision for Income Taxes	3.3	4.0	2.3	3.6	(23.3)	(38.8)
EARNINGS FROM CONTINUING OPERATIONS	5.7%	6.9%	4.0%	6.1%	(21.0)	(36.9)

Note: Certain percentages may not sum to totals due to rounding.

SELECTED SALES DATA
Number of Customer Transactions (in millions)	361	377	675	695	(4.2)%	(2.9)%
Average Ticket	$57.58	$58.30	$57.48	$58.63	(1.2)%	(2.0)%
Weighted Average Weekly Sales Per Operating Store (in thousands)	$707	$772	$662	$719	(8.4)%	(7.9)%
Weighted Average Sales per Square Foot	$350.21	$383.22	$327.92	$356.91	(8.6)%	(8.1)%
Comparable Store Sales Decrease (%)(1)	(7.9)%	(5.2)%	(7.2)%	(6.3)%	N/A	N/A

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

RESULTS OF OPERATIONS

Net Sales for the second quarter of fiscal 2008 decreased 5.4%, or $1.2 billion, to $21.0 billion from $22.2 billion for the second quarter of fiscal 2007. For the first six months of fiscal 2008, Net Sales decreased 4.5%, or $1.8 billion, to $38.9 billion from $40.7 billion for the comparable period in fiscal 2007.

The decrease in Net Sales for the second quarter and first six months of fiscal 2008 reflects the impact of negative comparable store sales, partially offset by Net Sales from new stores in the first six months of fiscal 2008 of $1.1 billion, including $546 million in the second quarter of fiscal 2008. Comparable store sales decreased 7.9% for the second quarter of fiscal 2008 compared to a decrease of 5.2% for the second quarter of fiscal 2007.  For the first six months of fiscal 2008, comparable store sales decreased 7.2% compared to a decrease of 6.3% for the same period of fiscal 2007. Due to the 53rd week in fiscal 2007, the second quarter of fiscal 2008 was negatively impacted by a seasonal timing change that reduced Net Sales by approximately $160 million and comparable store sales by approximately 70 basis points.  For the first six months of fiscal 2008, this seasonal timing change added approximately $376 million to Net Sales and approximately 90 basis points to our comparable store sales.

There were a number of factors that contributed to our comparable store sales decline. The residential construction and home improvement markets continued to be soft, especially in some of our traditionally strong markets such as Florida and California. We saw relative strength in Plumbing, Garden and Kitchen/Bath as comparable store sales in these areas were above or at the Company average for the second quarter of fiscal 2008.  Comparable store sales for Hardware, Lumber, Flooring, Kitchen/Bath, Lighting, Building Materials, Paint and Millwork were below the Company average for the second quarter and first six months of fiscal 2008. The combination of continued softness in our big ticket categories and construction departments negatively impacted average ticket, which decreased 1.2% to $57.58 for the second quarter of fiscal 2008 and decreased 2.0% to $57.48 for the first six months of fiscal 2008.

Our international business performed well in the second quarter and first six months of fiscal 2008. Our stores in Mexico and China posted double digit comparable store sales increases in both the second quarter and first six months of fiscal 2008 and Canada’s comparable store sales were above the Company average for those periods.

In order to meet our customer service objectives, we strategically open stores near market areas served by existing stores (“cannibalize”) to enhance service levels, gain incremental sales and increase market penetration. Our new stores cannibalized approximately 9% of our existing stores as of the second quarter of fiscal 2008, which had a negative impact to comparable store sales of approximately 1%.

Gross Profit decreased 5.1% to $7.0 billion for the second quarter of fiscal 2008 from $7.3 billion for the second quarter of fiscal 2007.  Gross Profit decreased 4.2% to $13.0 billion for the first six months of fiscal 2008 from $13.6 billion for the first six months of fiscal 2007. Gross Profit as a percent of Net Sales increased 9 basis points to 33.2% for the second quarter of fiscal 2008 compared to 33.1% for the second quarter of fiscal 2007.  For the first six months of fiscal 2008, Gross Profit as a percent of Net Sales was 33.5% compared with 33.4% for the comparable period of fiscal 2007, an increase of 11 basis points. The increase in Gross Profit as a percent of Net Sales for the second quarter of fiscal 2008 reflects a 23 basis point gain from better merchandising execution across all stores and a four basis point benefit from running fewer credit promotions. These increases were partially offset by higher supply chain costs that negatively impacted gross profit margin by 18 basis points.

Selling, General and Administrative Expense (“SG&A”) increased 2.3% to $4.5 billion for the second quarter of fiscal 2008 from $4.4 billion for the second quarter of fiscal 2007.  For the first six months of fiscal 2008, SG&A increased 9.5% to $9.4 billion from $8.6 billion for the first six months of fiscal 2007. As a percent of Net Sales, SG&A was 21.3% for the second quarter of fiscal 2008 compared to 19.7% for the second quarter of fiscal 2007.  For the first six months of fiscal 2008, SG&A as a percent of Net Sales was 24.1% compared to 21.0% for the same period last year. Excluding the store rationalization charge, SG&A as a percent of Net Sales for the first six months of fiscal 2008 was 22.7%, an increase of 167 basis points over the prior year. For the second quarter of fiscal 2008, our deleverage in SG&A reflects the impact of negative comparable store sales, as well as a decrease of approximately 73 basis points due to higher credit costs associated with our private label credit card program. For the second quarter and first six months of fiscal 2008, the penetration of our private label credit card sales was 28% for both periods, as compared to 29% for the same periods of fiscal 2007.

Depreciation and Amortization increased 9.2% to $452 million for the second quarter of fiscal 2008 from $414 million for the second quarter of fiscal 2007.  For the first six months of fiscal 2008, Depreciation and Amortization increased 9.4% to $896 million from $819 million for the same period of fiscal 2007.  Depreciation and Amortization as a percent of Net Sales was 2.2% for the second quarter of fiscal 2008 compared to 1.9% for the second quarter of fiscal 2007, and was 2.3% for the first six months of fiscal 2008 compared to 2.0% for the same period in fiscal 2007.  The increase as a percentage of Net Sales in both periods was primarily due to sales deleverage and the depreciation of our investments in shorter lived assets like store resets and technology.

Operating Income decreased 20.1% to $2.0 billion for the second quarter of fiscal 2008 from $2.6 billion for the second quarter of fiscal 2007. Operating Income decreased 34.5% to $2.8 billion for the first six months of fiscal 2008 from $4.2 billion for the first six months of fiscal 2007. Operating Income as a percent of Net Sales was 9.7% for the second quarter of fiscal 2008 compared to 11.5% for the second quarter of fiscal 2007, and was 7.1% for the first six months of fiscal 2008 compared to 10.4% for the first six months of fiscal 2007. Excluding the store rationalization charge, our Operating Income as a percent of Net Sales was 8.6% for the first six months of fiscal 2008.

In the second quarter of fiscal 2008, we recognized $157 million of net Interest Expense compared to $145 million in the second quarter of fiscal 2007.  Net Interest Expense as a percentage of Net Sales was 0.7% for the second quarter of fiscal 2008 and fiscal 2007. Net Interest Expense included less interest income as a result of lower investable cash balances offset by lower interest expense primarily arising from a favorable tax settlement.

Our combined federal and state effective income tax rate for continuing operations decreased to 36.4% for the first six months of fiscal 2008 from 37.1% for the comparable period of fiscal 2007.  The decrease in our effective income tax rate reflects a favorable tax settlement as well as lower state and foreign effective tax rates.

Diluted Earnings per Share from Continuing Operations were $0.71 and $0.93 for the second quarter and first six months of fiscal 2008 compared to $0.77 and $1.25 for the second quarter and first six months of fiscal 2007, respectively.  Excluding the store rationalization charge, Diluted Earnings per Share from Continuing Operations for the first six months of fiscal 2008 were $1.13, a decrease of 9.6% from the first six months of fiscal 2007. Diluted Earnings per Share were favorably impacted in the first six months of fiscal 2008 by the repurchase of shares of our common stock in the last two quarters of fiscal 2007. We did not repurchase any shares in the first six months of fiscal 2008.

On August 30, 2007, the Company closed the sale of HD Supply. Discontinued operations for the second quarter and first six months of fiscal 2007 consist of the results of operations of HD Supply. Net Sales from discontinued operations were $3.2 billion and Earnings from Discontinued Operations, net of tax, were $66 million for the second quarter of fiscal 2007. Net Sales from discontinued operations were $6.2 billion and Earnings from Discontinued Operations, net of tax, were $165 million for the first six months of fiscal 2007.

To provide clarity, internally and externally, about our operating performance for the first six months of fiscal 2008, we supplemented our reporting with non-GAAP measurements to reflect the store rationalization charge as described more fully in Note 2 to the Consolidated Financial Statements.  This supplemental information should not be considered in isolation or as a substitute for the related GAAP measurements.  We believe these non-GAAP measurements provide management and investors with meaningful information to understand and analyze our performance.  The following reconciles the non-GAAP measurements reflecting the store rationalization charge to the reported GAAP information for the first six months of fiscal 2008:

(Amounts In Millions, Except Per Share Data)

	As Reported	Store Rationalization Charge	Non-GAAP Measurement
Net Sales	$38,897	$—	$38,897
Cost of Sales	25,861	10	25,851
Gross Profit	13,036	(10)	13,046
Operating Expenses:
Selling, General and Administrative	9,370	550	8,820
Depreciation and Amortization	896	1	895
Total Operating Expenses	10,266	551	9,715
Operating Income	2,770	(561)	3,331
Interest, net	321	—	321
Earnings From Continuing Operations Before Provision for Income Taxes	2,449	(561)	3,010
Provision for Income Taxes	891	(210)	1,101
Earnings from Continuing Operations	$1,558	$(351)	$1,909

Diluted Earnings per Share from Continuing Operations	$0.93	$(0.21)	$1.13

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operations provides us with a significant source of liquidity.  During the first six months of fiscal 2008, Net Cash Provided by Operating Activities was $3.7 billion compared to $4.5 billion for the same period of fiscal 2007.  This change was primarily a result of decreased Net Earnings.

Net Cash Used in Investing Activities for the first six months of fiscal 2008 was $860 million compared to $3.5 billion for the same period of fiscal 2007.  The decrease in Net Cash Used in Investing Activities was primarily the result of a decrease of $2.0 billion in net purchases of investments and $610 million less in capital expenditures than last year.

During the first six months of fiscal 2008, Net Cash Used in Financing Activities was $2.2 billion compared with $554 million for the same period of fiscal 2007.  The increase in Net Cash Used in Financing Activities was primarily due to the repayment of $1.7 billion of Short-Term Debt outstanding under our commercial paper program in the first half of fiscal 2008.

We have commercial paper programs that allow for borrowings up to $3.45 billion. In connection with the programs, we have a back-up credit facility with a consortium of banks for borrowings up to $3.45 billion. As of August 3, 2008, there were no borrowings outstanding under the commercial paper programs or the related credit facility. The credit facility, which expires in December 2010, contains various restrictive covenants, all of which we are in compliance. None of the covenants are expected to impact our liquidity or capital resources.

As of August 3, 2008, we had $1.1 billion in Cash and Short-Term Investments.  We believe that our current cash position, access to the debt capital markets and cash flow generated from operations should be sufficient to enable us to complete our capital expenditure programs and any required long-term debt payments through the next several fiscal years.  In addition, we have funds available from our commercial paper programs and the ability to obtain alternative sources of financing for other requirements.

During the second quarter of fiscal 2008, we entered into an interest rate swap, accounted for as a fair value hedge, with a notional amount of $400 million that swaps fixed rate interest on our $3.0 billion 5.40% Senior Notes for variable rate interest equal to LIBOR plus 69 basis points. The swap expires on March 1, 2016.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Emerging Issues Task Force No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP-EITF 03-6-1”).  FSP-EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method. FSP-EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company is in the process of evaluating the impact of the adoption of FSP-EITF 03-6-1, but it is not expected to have a material impact on our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risks results primarily from fluctuations in interest rates.  There have been no material changes to our exposure to market risks from those disclosed in our Annual Report on Form 10-K for the year ended February 3, 2008.

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended August 3, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Reference is made to pages 12 and 13 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2008 which describe three purported, but uncertified, class actions filed against the Company, The Home Depot FutureBuilder Administrative Committee and certain of the Company’s current and former directors and employees alleging a breach of fiduciary duty in violation of the Employee Retirement Income Security Act of 1974 (ERISA) in connection with the Company’s return-to-vendor and stock option practices. On September 10, 2007, the District Court granted the defendants’ motion to dismiss and entered judgment for the defendants. The plaintiffs appealed the dismissal and, on July 31, 2008, the U.S. Court of Appeals for the Eleventh Circuit reversed the District Court’s decision on standing, affirmed its finding that the plaintiffs failed to exhaust the administrative remedies provided under ERISA, and remanded the matter to the District Court for further adjudication.

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 3, 2008 as filed with the SEC.  These risks could materially and adversely affect our business, financial condition and results of operations.  The risks described in our Form 10-K are not the only risks we face.  Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)           During the second quarter of fiscal 2008, the Company issued 12,974 deferred stock units under The Home Depot, Inc. NonEmployee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The deferred stock units were credited to the accounts of such nonemployee directors who elected to receive board retainers in the form of deferred stock units instead of cash during the second quarter of fiscal 2008. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.

During the second quarter of fiscal 2008, the Company credited 905 deferred stock units to participant accounts under The Home Depot FutureBuilder Restoration Plan pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.

During the second quarter of fiscal 2008, the Company issued 318,233 shares of the Company’s common stock in connection with the settlement of the shareholder derivative and Section 14(a) actions described in the Company’s Form 8-K furnished on April 10, 2008.  Such issuance was made pursuant to the exemption from registration provided by Section 3(a)(10) of the Securities Act.

(c)           Since fiscal 2002, the Company has repurchased shares of its common stock having a value of approximately $27.2 billion. The number and average price of shares purchased in each fiscal month of the second quarter of fiscal 2008 are set forth in the table below:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
May 5, 2008 – June 1, 2008	8,142	$27.73	—	$12,801,735,839
June 2, 2008 – June 29, 2008	5,795	$25.60	—	$12,801,735,839
July 30, 2008 – August 3, 2008	26,864	$22.76	—	$12,801,735,839

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

(2)              The Company’s common stock repurchase program was initially announced on July 15, 2002. As of the beginning of the second quarter of fiscal 2008, the Board had approved purchases up to $40.0 billion. The program does not have a prescribed expiration date.

Item 6.  Exhibits

Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the references in brackets. All other exhibits are filed herewith.

* 3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q for the fiscal quarter ended August 4, 2002, Exhibit 3.1]

* 3.2	By-Laws of The Home Depot, Inc. (As Amended and Restated Effective August 21, 2008) [Form 8-K filed on August 22, 2008, Exhibit 3.1]

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter of KPMG LLP, Acknowledgement of Independent Registered Public Accounting Firm, dated September 3, 2008.

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Executive Vice President – Corporate Services pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
September 2, 2008
(Date)

INDEX TO EXHIBITS

Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the references in brackets. All other exhibits are filed herewith.

* 3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q for the fiscal quarter ended August 4, 2002, Exhibit 3.1]

* 3.2	By-Laws of The Home Depot, Inc. (As Amended and Restated Effective August 21, 2008) [Form 8-K filed on August 22, 2008, Exhibit 3.1]

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter of KPMG LLP, Acknowledgement of Independent Registered Public Accounting Firm, dated September 3, 2008.

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Executive Vice President – Corporate Services pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.