Form 10-Q
period 2008-11-02
HOME DEPOT INC
filed 2008-12-04
CIK 354950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2008

- OR -

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-8207

THE HOME DEPOT, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3261426 (I.R.S. Employer Identification Number)

2455 Paces Ferry Road, N.W., Atlanta, Georgia (Address of principal executive offices)	30339 (Zip Code)

(770) 433-8211

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

$0.05 par value 1,695,457,885 shares of common stock, as of November 28, 2008

THE HOME DEPOT, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(Amounts In Millions, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	November 2, 2008	October 28, 2007	November 2, 2008	October 28, 2007
NET SALES	$17,784	$18,961	$56,681	$59,690
Cost of Sales	11,790	12,622	37,651	39,747
GROSS PROFIT	5,994	6,339	19,030	19,943

Operating Expenses:
Selling, General and Administrative	4,225	4,144	13,595	12,700
Depreciation and Amortization	446	431	1,342	1,250
Total Operating Expenses	4,671	4,575	14,937	13,950

OPERATING INCOME	1,323	1,764	4,093	5,993

Interest (Income) Expense:
Interest and Investment Income	(6)	(29)	(13)	(67)
Interest Expense	157	154	485	497
Interest, net	151	125	472	430

EARNINGS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	1,172	1,639	3,621	5,563
Provision for Income Taxes	416	568	1,307	2,024
EARNINGS FROM CONTINUING OPERATIONS	756	1,071	2,314	3,539
EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	20	—	185
NET EARNINGS	$756	$1,091	$2,314	$3,724

Weighted Average Common Shares	1,681	1,810	1,681	1,910
BASIC EARNINGS PER SHARE FROM CONTINUING OPERATIONS	$0.45	$0.59	$1.38	$1.85
BASIC EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS	$—	$0.01	$—	$0.10
BASIC EARNINGS PER SHARE	$0.45	$0.60	$1.38	$1.95

Diluted Weighted Average Common Shares	1,687	1,815	1,686	1,918
DILUTED EARNINGS PER SHARE FROM CONTINUING OPERATIONS	$0.45	$0.59	$1.37	$1.85
DILUTED EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS	$—	$0.01	$—	$0.10
DILUTED EARNINGS PER SHARE	$0.45	$0.60	$1.37	$1.94

Dividends Declared Per Share	$0.225	$0.225	$0.675	$0.675

Note: The sum of Diluted Earnings per Share from Continuing Operations and Diluted Earnings Per Share from Discontinued Operations may not total Diluted Earnings Per Share due to rounding.

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts In Millions, Except Share and Per Share Data)

	November 2, 2008	February 3, 2008
ASSETS
Current Assets:
Cash and Cash Equivalents	$864	$445
Short-Term Investments	10	12
Receivables, net	1,490	1,259
Merchandise Inventories	11,869	11,731
Other Current Assets	1,374	1,227
Total Current Assets	15,607	14,674
Property and Equipment, at cost	36,804	36,412
Less Accumulated Depreciation and Amortization	10,022	8,936
Net Property and Equipment	26,782	27,476
Notes Receivable	37	342
Goodwill	1,175	1,209
Other Assets	561	623
Total Assets	$44,162	$44,324
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-Term Debt	$—	$1,747
Accounts Payable	6,773	5,732
Accrued Salaries and Related Expenses	1,044	1,094
Sales Taxes Payable	431	445
Deferred Revenue	1,263	1,474
Income Taxes Payable	365	60
Current Installments of Long-Term Debt	1,016	300
Other Accrued Expenses	1,989	1,854
Total Current Liabilities	12,881	12,706
Long-Term Debt, excluding current installments	10,353	11,383
Other Long-Term Liabilities	1,978	1,833
Deferred Income Taxes	554	688
Total Liabilities	25,766	26,610
STOCKHOLDERS’ EQUITY
Common Stock, par value $0.05; Authorized: 10 billion shares; Issued: 1.706 billion shares at November 2, 2008 and 1.698 billion shares at February 3, 2008; Outstanding: 1.695 billion shares at November 2, 2008 and 1.690 billion shares at February 3, 2008	85	85
Paid-In Capital	5,988	5,800
Retained Earnings	12,518	11,388
Accumulated Other Comprehensive Income	177	755
Treasury Stock, at cost, 11 million shares at November 2, 2008 and 8 million shares at February 3, 2008	(372)	(314)
Total Stockholders’ Equity	18,396	17,714
Total Liabilities and Stockholders’ Equity	$44,162	$44,324

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts In Millions)

	Nine Months Ended
	November 2, 2008	October 28, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$2,314	$3,724
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,432	1,425
Impairment related to Store Rationalization Charges	313	—
Stock-Based Compensation Expense	155	180
Changes in Assets and Liabilities, net of the effects of acquisitions and disposition:
Increase in Receivables, net	(225)	(186)
Increase in Merchandise Inventories	(365)	(1,313)
Increase in Other Current Assets	(72)	(211)
Increase in Accounts Payable and Accrued Expenses	1,102	1,105
Decrease in Deferred Revenue	(192)	(19)
Increase in Income Taxes Payable	298	471
Decrease in Deferred Income Taxes	(164)	(297)
Other	198	283
Net Cash Provided by Operating Activities	4,794	5,162

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(1,411)	(2,518)
Payments for Businesses Acquired, net	—	(13)
Proceeds from Sale of Business, net	—	8,337
Proceeds from Sales of Property and Equipment	128	130
Purchases of Investments	(83)	(11,217)
Proceeds from Sales and Maturities of Investments	2	10,892
Net Cash (Used in) Provided by Investing Activities	(1,364)	5,611

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments of) Proceeds from Short-Term Borrowings, net	(1,740)	748
Repayments of Long-Term Debt	(308)	(17)
Proceeds from Sale of Common Stock	55	222
Repurchase of Common Stock	(70)	(10,814)
Cash Dividends Paid to Stockholders	(1,141)	(1,330)
Other	209	374
Net Cash Used in Financing Activities	(2,995)	(10,817)

Increase (Decrease) in Cash and Cash Equivalents	435	(44)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(16)	(21)
Cash and Cash Equivalents at Beginning of Period	445	600
Cash and Cash Equivalents at End of Period	$864	$535

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts In Millions)

	Three Months Ended		Nine Months Ended
	November 2, 2008	October 28, 2007	November 2, 2008	October 28, 2007
Net Earnings	$756	$1,091	$2,314	$3,724
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	(554)	275	(574)	557
Cash Flow Hedges (1)	(8)	1	(3)	1
Unrealized Loss on Investments (1)	(1)	—	(1)	—
Total Other Comprehensive (Loss) Income	(563)	276	(578)	558
Comprehensive Income	$193	$1,367	$1,736	$4,282

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

Business

The Home Depot, Inc. and subsidiaries (the “Company”) operate The Home Depot stores, which are full-service, warehouse-style stores averaging approximately 105,000 square feet in size. The stores stock approximately 30,000 to 40,000 different kinds of building materials, home improvement supplies and lawn and garden products that are sold to do-it-yourself customers, do-it-for-me customers, home improvement contractors, tradespeople and building maintenance professionals.  Information related to the Company’s discontinued HD Supply business is discussed in Note 4.

Valuation Reserves

As of November 2, 2008 and February 3, 2008, the valuation allowances for Merchandise Inventories and uncollectible Receivables were not material.

Goodwill and Other Intangible Assets

The Company completed its annual assessment on the recoverability of Goodwill and indefinite lived intangible assets in the third quarter of fiscal 2008 and recorded no impairment charges.

2.   CHANGE IN ACCOUNTING PRINCIPLE

During the first nine months of fiscal 2008, the Company implemented a new enterprise resource planning (“ERP”) system, including a new inventory system, for its retail operations in Canada. Along with this implementation, the Company changed its method of accounting for Merchandise Inventories for its retail operations in Canada from the lower of cost (first-in, first-out) or market, as determined by the retail inventory method, to the lower of cost or market using a weighted-average cost method.  As of the end of the third quarter of fiscal 2008, the implementation of the new inventory system and related conversion to the weighted-average cost method for Canadian retail operations was substantially complete.

The new ERP system allows the Company to utilize the weighted-average cost method which the Company believes will result in greater precision in the costing of inventories and a better matching of cost of sales with revenue generated. The effect of the change on the Merchandise Inventories and Retained Earnings balances at the end of the third quarter of fiscal 2008 was not material. Prior to the inventory system conversion, the Company could not determine the impact of the change to the weighted-average cost method and therefore, could not retroactively apply the change to periods prior to fiscal 2008.

THE HOME DEPOT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.   STORE RATIONALIZATION CHARGES

In the first quarter of fiscal 2008, the Company reduced its strategic plan for square footage growth to improve free cash flow, provide stronger returns for the Company and invest in its existing stores to continue improving the customer experience.  As a result of this store rationalization plan, the Company determined that it will no longer pursue the opening of approximately 50 U.S. stores that had been in its new store pipeline. The Company expects to dispose of or sublet these pipeline locations within 30 months. The Company also announced that it would close 15 underperforming U.S. stores that did not meet the Company’s targeted returns. These stores closed in the second quarter of fiscal 2008, and the Company expects to dispose of or sublet the stores within 30 months. The Company recognized $564 million in total pretax charges for the first nine months of fiscal 2008 related to the store rationalization plan, including $3 million in the third quarter of fiscal 2008. The significant components of the total expected charges and charges incurred to date are as follows (in millions):

	Total Expected Charges	Fiscal 2008 Charges	Total Remaining
Asset impairments	$313	$313	$—
Lease obligation costs, net	226	226	—
Inventory markdowns	10	10	—
Severance	5	5	—
Other	32	10	22
Total	$586	$564	$22

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

Activity related to store rationalization charges for the first nine months of fiscal 2008 was as follows (in millions):

	Fiscal 2008 Charges	Cash Payments	Non-cash Uses	Balance, November 2, 2008
Asset impairments	$313	$—	$276	$37
Lease obligation costs, net	226	38	—	188
Inventory markdowns	10	10	—	—
Severance	5	5	—	—
Other	10	8	2	—
Total	$564	$61	$278	$225

THE HOME DEPOT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.  DISCONTINUED OPERATIONS

On August 30, 2007, the Company closed the sale of HD Supply. The Company received $8.3 billion of net proceeds for the sale of HD Supply and recognized a $4 million loss, net of tax, on the sale of the business, subject to the finalization of working capital adjustments.

In connection with the sale, the Company purchased a 12.5% equity interest in the newly formed HD Supply for $325 million, which is included at cost in Other Assets in the accompanying Consolidated Balance Sheets. At the end of the third quarter of fiscal 2008, there were indications based on market conditions that the carrying value of this investment was greater than the fair value at that date. The Company believes any decline in fair value to be temporary in nature, and therefore has not recorded an impairment. The Company will continue to monitor the status of this investment.

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

The following table presents Net Sales and Earnings of HD Supply which have been reclassified to discontinued operations in the Consolidated Statements of Earnings for the three and nine months ended November 2, 2008 and October 28, 2007 (amounts in millions):

	Three Months Ended		Nine Months Ended
	November 2, 2008	October 28, 2007	November 2, 2008	October 28, 2007
Net Sales	$—	$1,156	$—	$7,391
Earnings (Loss) Before Provision for Income Taxes	$—	$(63)	$—	$291
Benefit (Provision) for Income Taxes	—	87	—	(102)
Loss on Discontinued Operations, net	—	(4)	—	(4)
Earnings from Discontinued Operations, net of tax	$—	$20	$—	$185

5.   BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES

The reconciliation of basic to diluted weighted average common shares for the three and nine months ended November 2, 2008 and October 28, 2007 was as follows (amounts in millions):

	Three Months Ended		Nine Months Ended
	November 2, 2008	October 28, 2007	November 2, 2008	October 28, 2007
Weighted average common shares	1,681	1,810	1,681	1,910
Effect of potentially dilutive securities:
Stock Plans	6	5	5	8
Diluted weighted average common shares	1,687	1,815	1,686	1,918

Stock plans include shares granted under the Company’s employee stock plans. Options to purchase 50.3 million and 46.9 million shares of common stock for the three months ended November 2, 2008 and October 28, 2007, respectively, and options to purchase 51.9 million and 41.2 million shares of common stock for the nine months ended November 2, 2008 and October 28, 2007, respectively, were excluded from the computation of Diluted Earnings per Share because their effect would have been anti-dilutive.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

The Home Depot, Inc.:

We have reviewed the Consolidated Balance Sheet of The Home Depot, Inc. and subsidiaries as of November 2, 2008, and the related Consolidated Statements of Earnings and Comprehensive Income for the three-month and nine-month periods ended November 2, 2008 and October 28, 2007, and the related Consolidated Statements of Cash Flows for the nine-month periods ended November 2, 2008 and October 28, 2007.  These Consolidated Financial Statements are the responsibility of the Company’s management.

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
December 3, 2008

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements regarding our future performance made in this report are forward-looking statements.  Forward-looking statements may relate to the demand for our products and services, net sales growth, comparable store sales, impact of cannibalization, store openings and closures, state of the economy, state of the residential construction and housing markets, state of the home improvement market, commodity price inflation and deflation, implementation of store initiatives, continuation of reinvestment plans, net earnings performance, earnings per share, stock-based compensation expense, capital allocation and expenditures, liquidity, the effect of adopting certain accounting standards, return on invested capital, management of our purchasing or customer credit policies, the planned recapitalization of the Company, timing of the completion of such recapitalization and the ability to issue debt securities on terms and at rates acceptable to us.

Forward-looking statements are based on currently available information and our current assumptions, expectations and projections about future events.  You are cautioned not to place undue reliance on our forward-looking statements.  Such statements are subject to future events, risks and uncertainties – many of which are beyond our control or are currently unknown to us – as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections.  Some of the material risks and uncertainties that could cause actual results to differ materially from our expectations and projections include but are not limited to: economic conditions in North America and in other countries where we operate; changes in our cost structure; our ability to attract, train and retain highly qualified associates; significant changes to labor laws, including the possible adoption of the Employee Free Choice Act of 2007; risks associated with our distribution strategies and planned RDC roll-out; conditions affecting customer transactions and average ticket, including, but not limited to, improving and streamlining operations, customers’ in-store experience and other factors described in Item 1A, “Risk Factors” of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on April 3, 2008.  You should read such information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 and our Financial Statements and related notes in Item 1.  The risks and uncertainties described in the Form 10-K include the considerable risks associated with the current economic environment and the possible adverse effects on the Company’s results of operations and financial condition.

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

EXECUTIVE SUMMARY AND SELECTED CONSOLIDATED STATEMENTS OF EARNINGS DATA

For the third quarter of fiscal 2008, we reported Net Earnings from Continuing Operations of $756 million and Diluted Earnings per Share from Continuing Operations of $0.45 compared to Net Earnings from Continuing Operations of $1.1 billion and Diluted Earnings per Share from Continuing Operations of $0.59 for the third quarter of fiscal 2007. For the first nine months of fiscal 2008, we reported Net Earnings from Continuing Operations of $2.3 billion and Diluted Earnings per Share from Continuing Operations of $1.37 compared to Net Earnings from Continuing Operations of $3.5 billion and Diluted Earnings per Share from Continuing Operations of $1.85 for the first nine months of fiscal 2007. Our gross profit margin was 33.7% and our operating margin was 7.4% for the third quarter of fiscal 2008. For the first nine months of fiscal 2008, our gross profit margin was 33.6% and our operating margin was 7.2%.

As a result of our store rationalization plan announced in the first quarter of fiscal 2008, we closed 15 stores and removed approximately 50 stores from the future growth pipeline. We recognized $564 million in total pretax charges for the first nine months of fiscal 2008 related to the store rationalization plan, including $3 million in the third quarter of fiscal 2008. For the first nine months of fiscal 2008, Net Earnings from Continuing Operations were $2.7 billion and Diluted Earnings per Share from Continuing Operations were $1.58, excluding the store rationalization charge. Our gross profit margin was 33.6% and our operating margin was 8.2% for the first nine months of fiscal 2008, excluding the store rationalization charge.

Net Sales decreased 6.2% to $17.8 billion for the third quarter of fiscal 2008 from $19.0 billion for the third quarter of fiscal 2007. For the first nine months of fiscal 2008, Net Sales decreased 5.0% to $56.7 billion from $59.7 billion for the first nine months of fiscal 2007. The slowdown in the global economy and weakness in the U.S. residential construction and home improvement markets negatively affected our Net Sales for the third quarter and first nine months of fiscal 2008. Our comparable store sales declined 8.3% in the third quarter of fiscal 2008 driven by a 5.5% decline in comparable store customer transactions, as well as a 2.8% decline in our average ticket to $55.86. Due to the 53rd week in fiscal 2007, the third quarter of fiscal 2008 was negatively impacted by a seasonal timing change that reduced Net Sales by approximately $225 million and comparable store sales by approximately 120 basis points.

We remain committed to the long-term health of our business through our strategy of investing in our retail business and through the following five key priorities:

Associate Engagement – We have taken a number of actions to improve associate engagement by changing the way our associates are compensated, recognized and rewarded, including restructuring our success sharing program, an incentive program for our hourly associates driven by individual store performance. As of the end of the third quarter of fiscal 2008, 61% of our stores would be eligible to receive a success sharing payout for the second half of fiscal 2008 compared to 57% of stores for the same period last year.

Product Excitement – We continue to work on our merchandising transformation by redefining how we run our business, implementing a portfolio strategy on products and creating new tools to support better merchandising decision making. As a result, we saw unit share gains against the market in several key merchandising classes. For example, insulation, carpet, ceramic tile, power tools, toilets, faucets, grills and molding all gained share in the third quarter of fiscal 2008. Many of these classes received concentrated merchandising focus and investment, utilizing our portfolio strategy. For example, in molding, we updated the assortments regionally, refined the merchandising sets, improved the value proposition and added point of sale information making it easier for the customer to shop and make a selection. Energy efficient products also performed well this quarter. We will continue to focus on energy efficient products as we enter the holiday season, including an expanded assortment of LED lighting. Our gift centers have strong values on hand tools sets and power tools across a variety of price points, and we are ready to service the storage and organization needs of our customers following the holidays.

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

Product Availability – We continued our supply chain transformation to improve product availability. We have improved our in-stock position, our inventory management systems and processes, and are rolling out new logistics processes and systems. We opened our fourth Rapid Deployment Center (“RDC”) in the third quarter of fiscal 2008, and our RDCs now serve approximately 400 of our stores. We plan to open one additional RDC in the fourth quarter of fiscal 2008 and remain committed to our overall roll-out strategy, supporting our goal of increasing our central distribution penetration.

Own the Pro – We have made significant improvements in the services we provide our pro customers, particularly through our pro bid room. The pro bid room, which is available in all of our stores, allows us to leverage the buying power of The Home Depot for the benefit of our pro customers. Our direct ship program allows us to have large orders delivered from our vendors to the customer’s job site directly, reducing handling, lead-time and costs while building loyalty with the pro customer.

We opened 14 new stores during the third quarter of fiscal 2008, including two relocations, and temporarily closed one store in Mexico due to a fire, bringing our total store count to 2,268. As of the end of the third quarter of fiscal 2008, 257 stores, or approximately 11%, were located in Canada, Mexico or China compared to 236 as of the end of the third quarter of fiscal 2007.

We generated $4.8 billion of cash flow from operations in the first nine months of fiscal 2008. We used this cash flow to repay $2.0 billion of short-term debt and other debt obligations, fund $1.4 billion in capital expenditures and pay $1.1 billion of dividends.

At the end of the third quarter of fiscal 2008, our long-term debt-to-equity ratio was 56.3% compared to 65.0% at the end of the third quarter of fiscal 2007. Our return on invested capital for continuing operations (computed on the average of beginning and ending long-term debt and equity for the trailing twelve months) was 11.6% for the third quarter of fiscal 2008 compared to 15.0% for the third quarter of fiscal 2007. This decrease reflects the decline in our operating profit and the store rationalization charge. Excluding the store rationalization charge, our return on invested capital for continuing operations was 12.7%.

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

	% of Net Sales				% Increase (Decrease)
	Three Months Ended		Nine Months Ended		in Dollar Amounts
	November 2, 2008	October 28, 2007	November 2, 2008	October 28, 2007	Three Months	Nine Months
NET SALES	100.0%	100.0%	100.0%	100.0%	(6.2)%	(5.0)%

GROSS PROFIT	33.7	33.4	33.6	33.4	(5.4)	(4.6)

Operating Expenses:
Selling, General and Administrative	23.8	21.9	24.0	21.3	2.0	7.0
Depreciation and Amortization	2.5	2.3	2.4	2.1	3.5	7.4
Total Operating Expenses	26.3	24.1	26.4	23.4	2.1	7.1

OPERATING INCOME	7.4	9.3	7.2	10.0	(25.0)	(31.7)

Interest (Income) Expense:
Interest and Investment Income	—	(0.2)	—	(0.1)	(79.3)	(80.6)
Interest Expense	0.9	0.8	0.9	0.8	1.9	(2.4)
Interest, net	0.8	0.7	0.8	0.7	20.8	9.8

EARNINGS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	6.6	8.6	6.4	9.3	(28.5)	(34.9)
Provision for Income Taxes	2.3	3.0	2.3	3.4	(26.8)	(35.4)
EARNINGS FROM CONTINUING OPERATIONS	4.3%	5.7%	4.1%	5.9%	(29.4)%	(34.6)%

Note: Certain percentages may not sum to totals due to rounding.

SELECTED SALES DATA
Number of Customer Transactions (in millions)	315	326	989	1,021	(3.4)%	(3.1)%
Average Ticket	$55.86	$57.48	$56.97	$58.26	(2.8)%	(2.2)%
Weighted Average Weekly Sales Per Operating Store (in thousands)	$597	$651	$640	$696	(8.3)%	(8.0)%
Weighted Average Sales per Square Foot	$295.95	$323.36	$317.26	$345.72	(8.5)%	(8.2)%
Comparable Store Sales Decrease (%)(1)	(8.3)%	(6.2)%	(7.5)%	(6.3)%	N/A	N/A

(1)

Includes Net Sales at locations open greater than 12 months, including relocated and remodeled stores.  Retail stores become comparable on the Monday following their 365th day of operation. Comparable store sales is intended only as supplemental information and is not a substitute for Net Sales or Net Earnings presented in accordance with generally accepted accounting principles.

RESULTS OF OPERATIONS

Net Sales for the third quarter of fiscal 2008 decreased 6.2%, or $1.2 billion, to $17.8 billion from $19.0 billion for the third quarter of fiscal 2007. For the first nine months of fiscal 2008, Net Sales decreased 5.0%, or $3.0 billion, to $56.7 billion from $59.7 billion for the comparable period in fiscal 2007.

The decrease in Net Sales for the third quarter and first nine months of fiscal 2008 reflects the impact of negative comparable store sales, partially offset by Net Sales from new stores in the first nine months of fiscal 2008 of $1.5 billion, including $439 million in the third quarter of fiscal 2008. Comparable store sales decreased 8.3% for the third quarter of fiscal 2008 compared to a decrease of 6.2% for the third quarter of fiscal 2007.  For the first nine months of fiscal 2008, comparable store sales decreased 7.5% compared to a decrease of 6.3% for the same period of fiscal 2007. Due to the 53rd week in fiscal 2007, the third quarter of fiscal 2008 was negatively impacted by a seasonal timing change that reduced Net Sales by approximately $225 million and comparable store sales by approximately 120 basis points.  For the first nine months of fiscal 2008, this seasonal timing change added approximately $151 million to Net Sales and approximately 30 basis points to our comparable store sales.

There were a number of factors that contributed to our comparable store sales decline. The U.S. residential construction and home improvement markets continued to be soft and consumers were challenged due to higher unemployment and an across the board tightening of consumer credit availability. We saw relative strength in Building Materials, Hardware, Plumbing, Garden and Paint as comparable store sales in these areas were above or at the Company average for the third quarter of fiscal 2008. Comparable store sales for Lumber, Flooring, Kitchen/Bath, Electrical and Millwork were below the Company average for the third quarter of fiscal 2008. The softness in our big ticket categories negatively impacted average ticket, which decreased 2.8% to $55.86 for the third quarter of fiscal 2008 and decreased 2.2% to $56.97 for the first nine months of fiscal 2008.

Our international businesses began to feel some of the economic pressure that we have experienced in the U.S. in the third quarter of fiscal 2008. Our comparable store sales for Canada and China were at the Company average for the third quarter of fiscal 2008. For the first nine months of fiscal 2008, comparable store sales for Canada were above the Company average and were positive for China. Our stores in Mexico posted double digit comparable store sales in both the third quarter and first nine months of fiscal 2008.

In order to meet our customer service objectives, we strategically open stores near market areas served by existing stores (“cannibalize”) to enhance service levels, gain incremental sales and increase market penetration. Our new stores cannibalized approximately 7% of our existing stores as of the third quarter of fiscal 2008, which had a negative impact to comparable store sales of approximately 1%.

Gross Profit decreased 5.4% to $6.0 billion for the third quarter of fiscal 2008 from $6.3 billion for the third quarter of fiscal 2007.  Gross Profit decreased 5.0% to $19.0 billion for the first nine months of fiscal 2008 from $19.9 billion for the first nine months of fiscal 2007. Gross Profit as a percent of Net Sales increased 27 basis points to 33.7% for the third quarter of fiscal 2008 compared to 33.4% for the third quarter of fiscal 2007.  For the first nine months of fiscal 2008, Gross Profit as a percent of Net Sales was 33.6% compared with 33.4% for the comparable period of fiscal 2007, an increase of 16 basis points. The increase in Gross Profit as a percent of Net Sales for the third quarter of fiscal 2008 reflects a 23 basis point benefit from lower markdowns coupled with a smarter approach to promotions that covered the cost of our new lower price program and a 14 basis point benefit resulting from a decline in the penetration in our kitchen and appliance category. These increases were partially offset by a contraction of 10 basis points associated with clearance activities in connection with the one-time conversion of our Canadian stores to their new enterprise resource planning system.

Selling, General and Administrative Expense (“SG&A”) increased 2.0% to $4.2 billion for the third quarter of fiscal 2008 from $4.1 billion for the third quarter of fiscal 2007.  For the first nine months of fiscal 2008, SG&A increased 7.0% to $13.6 billion from $12.7 billion for the first nine months of fiscal 2007. As a percent of Net Sales, SG&A was 23.8% for the third quarter of fiscal 2008 compared to 21.9% for the third quarter of fiscal 2007.  For the first nine months of fiscal 2008, SG&A as a percent of Net Sales was 24.0% compared to 21.3% for the same period last year. Excluding the store rationalization charge, SG&A as a percent of Net Sales for the first nine months of fiscal 2008 was 23.0%, an increase of 173 basis points over the prior year. For the third quarter of fiscal 2008, the increase in SG&A as a percent of Net Sales reflects the impact of negative comparable store sales, as well as an increase of approximately 70 basis points due to higher cost of credit associated with the private label credit card program. For the third quarter and first nine months of fiscal 2008, the penetration of the private label credit card sales was 28% for both periods, as compared to 30% and 29% for the third quarter and first nine months of fiscal 2007, respectively.

Depreciation and Amortization increased 3.5% to $446 million for the third quarter of fiscal 2008 from $431 million for the third quarter of fiscal 2007. Depreciation and Amortization was $1.3 billion for the third quarter of both fiscal 2008 and fiscal 2007. Depreciation and Amortization as a percent of Net Sales was 2.5% for the third quarter of fiscal 2008 compared to 2.3% for the third quarter of fiscal 2007, and was 2.4% for the first nine months of fiscal 2008 compared to 2.1% for the same period in fiscal 2007. The increase as a percentage of Net Sales in both periods was primarily due to sales deleverage and the depreciation of our investments in shorter lived assets like store resets and technology.

Operating Income decreased 25.0% to $1.3 billion for the third quarter of fiscal 2008 from $1.8 billion for the third quarter of fiscal 2007. Operating Income decreased 31.7% to $4.1 billion for the first nine months of fiscal 2008 from $6.0 billion for the first nine months of fiscal 2007. Operating Income as a percent of Net Sales was 7.4% for the third quarter of fiscal 2008 compared to 9.3% for the third quarter of fiscal 2007, and was 7.2% for the first nine months of fiscal 2008 compared to 10.0% for the first nine months of fiscal 2007. Excluding the store rationalization charge, our Operating Income as a percent of Net Sales was 8.2% for the first nine months of fiscal 2008.

In the third quarter of fiscal 2008, we recognized $151 million of net Interest Expense compared to $125 million in the third quarter of fiscal 2007.  Net Interest Expense as a percentage of Net Sales was 0.8% for the third quarter of fiscal 2008 compared to 0.7% for the third quarter of fiscal 2007. Net Interest Expense included less interest income as a result of lower investable cash balances offset by lower interest expense primarily arising from a favorable tax settlement.

Our combined effective income tax rate for continuing operations decreased to 36.1% for the first nine months of fiscal 2008 from 36.4% for the comparable period of fiscal 2007.  The decrease in our effective income tax rate reflects a favorable income tax settlement as well as lower state and foreign effective tax rates.

Diluted Earnings per Share from Continuing Operations were $0.45 and $1.37 for the third quarter and first nine months of fiscal 2008, respectively, compared to $0.59 and $1.85 for the third quarter and first nine months of fiscal 2007, respectively.  Excluding the store rationalization charge, Diluted Earnings per Share from Continuing Operations for the first nine months of fiscal 2008 were $1.58, a decrease of 14.6% from the first nine months of fiscal 2007. Diluted Earnings per Share were favorably impacted by the repurchase of shares of our common stock related to our tender offer completed in September of fiscal 2007, as well as the repurchase of 2.4 million shares of our common stock for $70 million in the third quarter of fiscal 2008.

On August 30, 2007, the Company closed the sale of HD Supply. Discontinued operations for the third quarter and first nine months of fiscal 2007 consist of the results of operations of HD Supply. Net Sales from discontinued operations were $1.2 billion and Earnings from Discontinued Operations, net of tax, were $20 million for the third quarter of fiscal 2007. Net Sales from discontinued operations were $7.4 billion and Earnings from Discontinued Operations, net of tax, were $185 million for the first nine months of fiscal 2007.

To provide clarity, internally and externally, about our operating performance for the first nine months of fiscal 2008, we supplemented our reporting with non-GAAP measurements to reflect the store rationalization charge as described more fully in Note 3 to the Consolidated Financial Statements.  This supplemental information should not be considered in isolation or as a substitute for the related GAAP measurements.  We believe these non-GAAP measurements provide management and investors with meaningful information to understand and analyze our performance.  The following reconciles the non-GAAP measurements reflecting the store rationalization charge to the reported GAAP information for the first nine months of fiscal 2008:

(Amounts In Millions, Except Per Share Data)

	As Reported	Store Rationalization Charge	Non-GAAP Measurement
Net Sales	$56,681	$—	$56,681
Cost of Sales	37,651	10	37,641
Gross Profit	19,030	(10)	19,040
Operating Expenses:
Selling, General and Administrative	13,595	552	13,043
Depreciation and Amortization	1,342	2	1,340
Total Operating Expenses	14,937	554	14,383
Operating Income	4,093	(564)	4,657
Interest, net	472	—	472
Earnings From Continuing Operations Before Provision for Income Taxes	3,621	(564)	4,185
Provision for Income Taxes	1,307	(209)	1,516
Earnings from Continuing Operations	$2,314	$(355)	$2,669

Diluted Earnings per Share from Continuing Operations	$1.37	$(0.21)	$1.58

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operations provides us with a significant source of liquidity.  During the first nine months of fiscal 2008, Net Cash Provided by Operating Activities was $4.8 billion compared to $5.2 billion for the same period of fiscal 2007.  This change was primarily a result of decreased Net Earnings and improved inventory management.

Net Cash Used in Investing Activities for the first nine months of fiscal 2008 was $1.4 billion compared to $5.6 billion provided by investing activities for the same period of fiscal 2007.  The change in Net Cash Used in/Provided by Investing Activities was primarily the result of $8.3 billion of net proceeds from the sale of HD Supply in the third quarter of fiscal 2007 and $1.1 billion less in capital expenditures than the same period in fiscal 2007.

During the first nine months of fiscal 2008, Net Cash Used in Financing Activities was $3.0 billion compared with $10.8 billion for the same period of fiscal 2007.  The decrease in Net Cash Used in Financing Activities was primarily due to the repurchase of 289 million shares of our common stock for $10.7 billion in connection with our tender offer related to the sale of HD Supply in the third quarter of fiscal 2007 partially offset by repayments in the first nine months of fiscal 2008 for $1.7 billion of Short-Term Debt outstanding under our commercial paper program and $282 million in debt created under a structured financing arrangement.

We have commercial paper programs that allow for borrowings up to $3.25 billion. In connection with the programs, we have a back-up credit facility with a consortium of banks for borrowings up to $3.25 billion. As of November 2, 2008, there were no borrowings outstanding under the commercial paper programs or the related credit facility. The credit facility, which expires in December 2010, contains various restrictive covenants, all of which we are in compliance. None of the covenants are expected to impact our liquidity or capital resources.

As of November 2, 2008, we had $874 million in Cash and Short-Term Investments.  We believe that our current cash position, access to the debt capital markets and cash flow generated from operations should be sufficient to enable us to complete our capital expenditure programs and any required long-term debt payments through the next several fiscal years.  In addition, we have funds available from our commercial paper programs and the ability to obtain alternative sources of financing for other requirements.

During the third quarter of fiscal 2008, we settled our fair value hedge interest rate swaps with notional amounts of $2.4 billion that previously swapped fixed rate interest on our $3.0 billion 5.40% Senior Notes for variable rate interest. We received $43 million for the settlements which will be amortized to reduce net Interest Expense over the remaining term of the debt.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended November 2, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Reference is made to pages 12 and 13 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2008 which describes six purported class actions filed against the Company and certain of its current and former officers and directors alleging claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder in connection with the Company’s return-to-vendor practices.  As previously reported, on July 18, 2007, the trial court granted the defendants’ motions to dismiss without allowing the plaintiffs leave to amend and entered a judgment in favor of the defendants.  Thereafter, the plaintiffs appealed.  On October 8, 2008, the U.S. Court of Appeals for the Eleventh Circuit issued an order affirming the trial court’s decision.

In compliance with SEC disclosure requirements, the environmental proceeding set forth below involves potential monetary sanctions of $100,000 or more.  Although the Company cannot predict the outcome of this proceeding, it does not expect any such outcome to have a material adverse effect on its consolidated financial condition or results of operations.

On September 26, 2008, the Company received an Administrative Order and Notice of Civil Administrative Penalty Assessment from the State of New Jersey Department of Environmental Protection (“DEP”).  The Order and Notice seeks a civil penalty for alleged violations of recordkeeping requirements pertaining to the use of generators as determined by the DEP.  The Company has requested a hearing to address these issues and has also indicated its willingness to enter into settlement discussions with the DEP.

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 3, 2008 as filed with the SEC. These risks and uncertainties could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties described in the Form 10-K include the considerable risks and uncertainties associated with the current economic environment, such as the declining number of new housing starts and home renovations; the state of the credit markets, including the limited availability of mortgages, home equity loans, consumer credit for our retail customers, commercial credit for our professional customers, our suppliers and the availability and costs of commercial credit generally; reduced consumer spending; lower levels of consumer confidence; increased levels of consumer and commercial delinquencies; supply interruptions and adverse business circumstances experienced by certain of our suppliers. Some of these risks and uncertainties and certain adverse effects which we experienced during the third fiscal quarter (and continue to experience) are described in greater detail in this Form 10-Q in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The risks described in our Form 10-K and set forth above are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)           During the third quarter of fiscal 2008, the Company issued 461 deferred stock units under The Home Depot, Inc. NonEmployee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.  The deferred stock units were credited to the accounts of such nonemployee directors who elected to receive board retainers in the form of deferred stock units instead of cash during the third quarter of fiscal 2008.  The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.

During the third quarter of fiscal 2008, the Company credited 900 deferred stock units to participant accounts under The Home Depot FutureBuilder Restoration Plan pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, for involuntary, non-contributory plans.  The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.

(c)           Since fiscal 2002, the Company has repurchased shares of its common stock having a value of approximately $27.3 billion. The number and average price of shares purchased in each fiscal month of the third quarter of fiscal 2008 are set forth in the table below:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
August 4, 2008 – August 31, 2008	949,111	$27.50	851,500	$12,778,189,392
September 1, 2008 – September 28, 2008	1,674,969	$28.90	1,595,987	$12,731,893,819
September 29, 2008 – November 2, 2008	25,115	$18.58	—	$12,731,893,819

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

(2)       The Company’s common stock repurchase program was initially announced on July 15, 2002. As of the beginning of the third quarter of fiscal 2008, the Board had approved purchases up to $40.0 billion. The program does not have a prescribed expiration date.

Item 6.  Exhibits

Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the references in brackets. All other exhibits are filed herewith.

* 3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q for the fiscal quarter ended August 4, 2002, Exhibit 3.1]

* 3.2	By-Laws of The Home Depot, Inc. (As Amended and Restated Effective November 20, 2008) [Form 8-K filed on November 21, 2008, Exhibit 3.1]

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter of KPMG LLP, Acknowledgement of Independent Registered Public Accounting Firm, dated December 3, 2008.

18.1	Preferability Letter from Independent Registered Public Accounting Firm.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Executive Vice President – Corporate Services pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
December 3, 2008
(Date)

INDEX TO EXHIBITS

Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the references in brackets. All other exhibits are filed herewith.

* 3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q for the fiscal quarter ended August 4, 2002, Exhibit 3.1]

* 3.2	By-Laws of The Home Depot, Inc. (As Amended and Restated Effective November 20, 2008) [Form 8-K filed on November 21, 2008, Exhibit 3.1]

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter of KPMG LLP, Acknowledgement of Independent Registered Public Accounting Firm, dated December 3, 2008.

18.1	Preferability Letter from Independent Registered Public Accounting Firm.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Executive Vice President – Corporate Services pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.