Form 10-K
period 2009-02-01
HOME DEPOT INC
filed 2009-04-02
CIK 354950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2009
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

Registrant’s Telephone Number, Including Area Code: (770) 433-8211

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant on August 3, 2008 was $39.7 billion.

The number of shares outstanding of the Registrant’s common stock as of March 23, 2009 was 1,696,279,008 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2009 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K to the extent described herein.

THE HOME DEPOT, INC.
FISCAL YEAR 2008 FORM 10-K

CAUTIONARY STATEMENT PURSUANT TO THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements regarding our future performance constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may relate to, among other things, the demand for our products and services, net sales growth, comparable store sales, impact of cannibalization, store openings and closures, state of the economy, state of the residential construction, housing and home improvement markets, commodity price inflation and deflation, implementation of store initiatives, continuation of reinvestment plans, net earnings performance, earnings per share, stock-based compensation expense, capital allocation and expenditures, liquidity, the effect of adopting certain accounting standards, return on invested capital, management of our purchasing or customer credit policies, the effect of charges, the planned recapitalization of the Company, timing of the completion of such recapitalization and the ability to issue debt securities on terms and at rates acceptable to us.

Forward-looking statements are based on currently available information and our current assumptions, expectations and projections about future events. You are cautioned not to place undue reliance on our forward-looking statements. Such statements are not guarantees of future performance and are subject to future events, risks and uncertainties — many of which are beyond our control or are currently unknown to us — as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. Such risks and uncertainties include, but are not limited to, those described in Item 1A, “Risk Factors.”

Forward-looking statements speak only as of the date they are made, and we do not undertake to update such statements other than as required by law. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the Securities and Exchange Commission (“SEC”).

PART I

Item 1.	Business.

Introduction

The Home Depot, Inc. is the world’s largest home improvement retailer based on Net Sales for the fiscal year ended February 1, 2009 (“fiscal 2008”). The Home Depot stores sell a wide assortment of building materials, home improvement and lawn and garden products and provide a number of services. The Home Depot stores average approximately 105,000 square feet of enclosed space, with approximately 24,000 additional square feet of outside garden area. As of the end of fiscal 2008, we had 2,233 The Home Depot stores located throughout the United States including the Commonwealth of Puerto Rico and the territories of the U.S. Virgin Islands and Guam (“U.S.”), Canada, China and Mexico. In addition, at the end of fiscal 2008, the Company operated 34 EXPO Design Center stores, two THD Design Center stores and five Yardbirds stores. On January 26, 2009, we announced the planned closing of our EXPO, THD Design Center and Yardbirds stores as part of our focus on our core business.

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

We include our website addresses throughout this filing only as textual references. The information contained on our websites is not incorporated by reference into this report.

Our Business

Operating Strategy.  In fiscal 2008, despite the continuing difficult economic environment, we continued to focus on our core retail business, investing in our associates and stores and improving our customer service. We shifted our focus from new square footage growth to maximizing the productivity of our existing store base. During the year, we implemented significant changes in our store operations to make them simpler, more consistent and more customer-focused. We shifted associate hours to be more customer facing and refocused our efforts on offering every day values in the stores. Additionally, we made several strategic decisions which are intended to optimize our capital allocation, concentrate our efforts on our core business and create long-term value for our shareholders, including our decision to close 15 stores, remove approximately 50 stores from our new store pipeline and exit our EXPO, THD Design Center, Yardbirds and HD Bath businesses.

Customers.  The Home Depot stores serve three primary customer groups:

•	Do-It-Yourself (“D-I-Y”) Customers: These customers are typically home owners who purchase products and complete their own projects and installations.

•	Do-It-For-Me (“D-I-F-M”) Customers: These customers are typically home owners who purchase materials themselves and hire third parties to complete the project or installation, or both. We arrange for the installation of a variety of The Home Depot products through qualified independent contractors.

•	Professional Customers: These customers are professional remodelers, general contractors, repairmen, small business owners and tradesmen. In many stores, we offer a variety of programs to these customers, including delivery and will-call services, dedicated staff, extensive merchandise selections and expanded credit programs, all of which we believe increase sales to these customers.

Products.  A typical Home Depot store stocks approximately 30,000 to 40,000 products during the year, including both national brand name and proprietary items. The following table shows the percentage of Net Sales of each major product group (and related services) for each of the last three fiscal years:

	Percentage of Net Sales for Fiscal Year Ended
	February 1,	February 3,	January 28,
Product Group	2009	2008	2007

Plumbing, electrical and kitchen	30.6%	31.0%	30.8%
Hardware and seasonal	28.7	28.0	27.0
Building materials, lumber and millwork	22.1	22.3	23.6
Paint and flooring	18.6	18.7	18.6

Total	100.0%	100.0%	100.0%

In fiscal 2008, we reduced our inventory while maintaining a favorable in-stock rate. We also reduced a number of one-time discount promotions and refocused our efforts on offering every day values. We continued to introduce innovative and distinctive products to our customers, including Thomasville® deep seating patio furniture, Charbroil® infrared grills, RIDGID® pressure washers and Homelite® trimmers.

To complement and enhance our product selection, we have formed strategic alliances and exclusive relationships with selected suppliers to market products under a variety of well-recognized brand names. During fiscal 2008, we offered a number of proprietary and exclusive brands across a wide range of departments including, but not limited to, Behr Premium Plus® paint, Hampton Bay® lighting, Vigoro® lawn care products, Husky® hand tools, RIDGID® and Ryobi® power tools, Pegasus® faucets, and Glacier Bay® bath fixtures. We may consider additional strategic alliances and relationships with other suppliers and will continue to assess opportunities to expand the range of products available under brand names that are exclusive to The Home Depot.

From our Store Support Center we maintain a global sourcing merchandise program to source high-quality products directly from manufacturers around the world. Our Product Development Merchants identify and purchase market leading innovative products directly for our stores. Additionally, we have three sourcing offices located in the Chinese cities of Shanghai, Shenzhen and Dalian, and offices in Gurgaon, India; Milan, Italy; Monterrey, Mexico and Toronto, Canada.

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

Store Growth

United States.  At the end of fiscal 2008, we were operating 1,971 The Home Depot stores in the U.S., including the Commonwealth of Puerto Rico and the territories of the U.S. Virgin Islands and Guam. During fiscal 2008, we opened 41 new The Home Depot stores, including five relocations, in the U.S.

Canada.  At the end of fiscal 2008, we were operating 176 The Home Depot stores in ten Canadian provinces. Of these stores, 12 were opened during fiscal 2008, including one relocation.

Mexico.  At the end of fiscal 2008, we were operating 74 The Home Depot stores in Mexico. Of these stores, nine were opened during fiscal 2008.

China.  At the end of fiscal 2008, we were operating 12 The Home Depot stores in six Chinese cities.

Certain financial information about our operations outside of the U.S. is reported in Note 1 to the Consolidated Financial Statements.

Store Support Services

Information Technologies.  During fiscal 2008, we continued to make information technology investments to better support our customers and provide an improved overall shopping environment and experience. We invested in our supply chain and merchandising tools to improve inventory management capabilities and streamline our operations.

We completed the deployment of a new enterprise resource planning (“ERP”) system to our Canadian division, which includes all stores and distribution centers. We will assess the return on investment and performance of the system in the fiscal year ended January 31, 2010 (“fiscal 2009”) as we evaluate alternatives for our U.S. application footprint.

With regard to our supply chain, we implemented a new warehouse management system to support the U.S. and Canadian stores, continued implementation of a new transportation management system, completed a technology refresh at our distribution centers, and implemented improvements to our Central Automated Replenishment system.

We made improvements to the tools utilized in merchandising systems in the areas of assortment management, forecasting, and replenishment.

With our continued focus on the stores, we provided technology improvements designed to help store associates perform their tasks and improve customer service. We equipped 1,100 stores with new computers, registers and printers, and 920 stores received new paint dispensers.

Credit Services.  We offer six credit programs through third-party credit providers to professional, D-I-Y and D-I-F-M customers. In fiscal 2008, approximately 3.2 million new The Home Depot credit accounts were opened, and the total number of The Home Depot active account holders was approximately 12.5 million. Proprietary credit card sales accounted for approximately 28% of store sales in fiscal 2008. In fiscal 2008, Home Depot re-negotiated and extended the term of the primary contracts governing the programs. The new contract with Citibank established a ceiling for the cost of credit for the program while retaining the ability for portfolio performance improvements to lower the cost of credit.

Logistics.  Our logistics programs are designed to ensure product availability for customers, effective use of our investment in inventory and low total supply chain costs. At the end of fiscal 2008, we operated 30 lumber distribution centers, 45 conventional distribution centers and five transit facilities, all located in the U.S., Canada and Mexico. Additionally in 2008, we opened four new Rapid Deployment Centers (“RDC”) in the U.S., bringing our total number of RDCs to five. We now serve approximately 25% of our U.S. stores from RDCs. RDCs allow for aggregation of store product needs to a single purchase order, and then rapid allocation and deployment of inventory to individual stores upon arrival at the center. This process allows improved transportation, simplified order processing at suppliers and reduced lead time from the time that product needs at stores are determined to actual replenishment. We plan to open additional RDCs during fiscal 2009 and 2010 and ultimately serve all of our U.S. stores from RDCs.

In fiscal 2008, approximately 35% of the merchandise shipped to our U.S. stores flowed through our distribution facilities. The remaining merchandise was shipped directly from suppliers to our stores. The expansion of the RDC network is expected to increase our distribution utilization. In addition to replenishing merchandise at our stores, we also provide delivery of in-stock and special order product directly to our customers.

Associates.  At the end of fiscal 2008, we employed approximately 322,000 associates, of whom approximately 22,500 were salaried, with the remainder compensated on an hourly or temporary basis. Approximately 65% of our associates are employed on a full-time basis. We believe that our employee relations are very good. To attract and retain qualified personnel, we seek to maintain competitive salary and wage levels in each market we serve.

Intellectual Property.  Through our wholly-owned subsidiary, Homer TLC, Inc., we have registered or applied for registration, in a number of countries, for a variety of internet domain names, service marks and trademarks for use in our businesses, including The Home Depot®; Hampton Bay® fans, lighting and accessories; Glacier Bay® toilets, sinks and faucets; Pegasus® faucets and bath accessories; and Workforce® tools, tool boxes and shelving. We have also obtained and now maintain patent portfolios relating to certain products and services provided by The Home Depot, and continually seek to patent or otherwise protect selected innovations we incorporate into our products and business operations. We regard our intellectual property as having significant value to our business and as being an important factor in the marketing of our brand, e-commerce, stores and new areas of our business.

Quality Assurance Program.  We have both quality assurance and engineering resources who oversee the quality of our directly imported, globally-sourced and proprietary products. Through these programs, we have established criteria for supplier and product performance that are designed to ensure our products comply with federal, state and local quality and performance standards. These programs also allow us to measure and track timeliness of shipments. These performance records are made available to the factories to allow them to strive for improvement. The program addresses quality assurance at the factory, product and packaging levels.

Environmental, Health & Safety (“EH&S”).  We are committed to maintaining a safe environment for our customers and associates and protecting the environment of the communities in which we do business. Our EH&S function in the field is directed by trained associates focused primarily on the execution of the EH&S programs. Additionally, we have a Store Support Center-based team of dedicated EH&S professionals who evaluate, develop, implement and enforce policies, processes and programs on a Company-wide basis.

Environmental.  The Home Depot is committed to conducting business in an environmentally responsible manner and this commitment impacts all areas of our business, including store construction and maintenance, energy usage, product selection and customer education.

In fiscal 2008, we spent approximately $27.5 million for energy efficiency related projects. By replacing HVAC units in approximately 200 existing stores and switching to the use of T-5 lighting in approximately 700 existing stores, we estimate cumulative savings to be approximately $28 million since fiscal 2006. In addition, we have implemented strict operational standards that establish energy efficient practices in all of our facilities. These include HVAC unit temperature regulation and adherence to strict lighting schedules, which are the largest sources of energy consumption in our stores, as well as utilizing the Novar Energy Management and Alarm System in each store to monitor energy efficiency. We estimate that by implementing and utilizing these energy saving programs we have avoided 1.6 billion pounds of greenhouse gas emissions since fiscal 2006. We believe this is equivalent to removing approximately 132,000 cars from the highway. In June 2008, we launched a nation-wide in-store compact fluorescent light bulb recycling program. This service is offered to all customers free-of-charge and is available in all U.S. stores, including Alaska and Hawaii.

We have also taken additional measures to further our sustainability efforts. We partnered with the U.S. Green Building Council and have built seven Leadership in Energy and Environmental Design (“LEED”) green certified and equivalent stores. We offset the carbon emissions created by our facilities and a portion of those emissions created by business-related travel through an agreement with The Conservation Fund that resulted in the planting of thousands of trees that will help reduce the heat-island effect in urban areas, reduce erosion and help clean the air. Through our Eco Optionssm

Program, we have created product categories that allow consumers to easily identify environmentally preferred product selections in our stores. We implemented a Supplier Social and Environmental Responsibility Program to ensure that our suppliers adhere to the highest standards of social and environmental responsibility.

Seasonality.  Our business is seasonal to a certain extent. Generally, our highest volume of sales occurs in our second fiscal quarter, and the lowest volume occurs during our fourth fiscal quarter.

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

The risks and uncertainties described below could materially and adversely affect our business, financial condition and results of operations and could cause actual results to differ materially from our expectations and projections. The Risk Factors described below include the considerable risks associated with the current economic environment and the possible adverse effects on our financial condition and results of operations. You should read these Risk Factors in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our Consolidated Financial Statements and related notes in Item 8. There also may be other factors that we cannot anticipate or that are not described in this report, generally because we do not perceive them to be material. Such factors could cause results to differ materially from our expectations.

The state of the housing, construction and home improvement markets, rising costs, a reduction in the availability of financing, weather and other conditions in North America could further adversely affect our costs of doing business, demand for our products and services and our financial performance.

In 2008, the housing, residential construction and home improvement markets have deteriorated dramatically and more severely than was previously anticipated. We expect the deterioration to continue through 2009 and our fiscal 2009 Net Sales and Diluted Earnings per Share from Continuing Operations to decline from fiscal 2008. Other factors — including increasing unemployment and foreclosures, interest rate fluctuations, fuel and other energy costs, labor and healthcare costs, the availability of financing, the state of the credit markets, including mortgages, home equity loans and consumer credit, consumer confidence, weather, natural disasters and other factors beyond our control — could further adversely affect demand for our products and services and our financial performance. These and other similar factors could increase our costs and cause our customers to delay purchasing or determine not to purchase home improvement products and services.

We rely on third party suppliers. If we fail to identify and develop relationships with a sufficient number of qualified suppliers, or if our current suppliers experience financial difficulties, our ability to timely and efficiently access products that meet our high standards for quality could be adversely affected.

We buy our products from suppliers located throughout the world. Our ability to continue to identify and develop relationships with qualified suppliers who can satisfy our high standards for quality and our need to access products in a timely and efficient manner is a significant challenge. Our ability to access products also can be adversely affected by political instability, the financial instability of suppliers, suppliers’ noncompliance with applicable laws, trade restrictions, tariffs, currency exchange rates, transport capacity and cost and other factors beyond our control.

If we are unable to effectively manage and expand our alliances and relationships with selected suppliers of brand name products, we may be unable to effectively execute our strategy to differentiate ourselves from our competitors.

As part of our focus on product differentiation, we have formed strategic alliances and exclusive relationships with selected suppliers to market products under a variety of well-recognized brand names. If we are unable to manage and expand these alliances and relationships or identify alternative sources for comparable products, we may not be able to effectively execute product differentiation.

Our ability to obtain additional financing on favorable terms, if needed, could be adversely affected by the volatility in the capital markets.

We obtain and manage liquidity from the positive cash flow we generate from our operating activities and our access to capital markets, including our commercial paper programs supported by a long-term bank line-of-credit commitment. Although we currently maintain a strong investment grade rating and had no outstanding commercial paper obligations as of the end of fiscal 2008, there is no assurance that our ability to obtain additional financing through the capital markets, if needed, will not be adversely impacted if the current recessionary trends persist or worsen. Continued volatility in the capital markets could result in diminished availability of credit, higher cost of borrowing and lack of confidence in the equity market, making it more difficult to obtain additional financing on terms that are favorable to us.

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

Changes in the federal, state or local minimum wage or living wage requirements or changes in other wage or workplace regulations could increase our costs of doing business. In addition, changes in federal, state or local regulations governing the sale of some of our products or tax regulations could increase our costs of doing business. Also, passage of the Employee Free Choice Act or other similar laws in Congress could lead to higher labor costs by encouraging unionization efforts among our associates and disruption of store operations.

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

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, such as revenue recognition, asset impairment, inventories, lease obligations, self-insurance, tax matters and litigation, are highly complex and involve many subjective assumptions, estimates and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments could significantly change our reported or expected financial performance or financial condition.

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

We are involved in a number of legal proceedings, including government inquiries and investigations, and consumer, employment, tort and other litigation that arise from time to time in the ordinary course of business. Litigation is inherently unpredictable, and the outcome of some of these proceedings and other contingencies could require us to take or refrain from taking actions which could adversely affect our operations or could result in excessive verdicts. Additionally, defending against these lawsuits and proceedings may involve significant expense and diversion of management’s attention and resources from other matters.

The regulatory environment related to information security and privacy is increasingly rigorous, and a significant privacy breach could adversely affect our business.

The protection of our customer, employee and company data is important to us. The regulatory environment related to information security and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business. In addition, our customers have a high expectation that we will adequately protect their personal information. A significant breach of customer, employee or company data could damage our reputation and result in lost sales, fines and lawsuits.

Any inability to open new stores on schedule will delay the contribution of these new stores to our financial performance.

We expect to increase our presence in certain existing markets and enter new markets. Our ability to open new stores will depend primarily on our ability to identify attractive locations, negotiate leases or real estate purchase agreements on acceptable terms, attract and train qualified employees, and manage pre-opening expenses, including construction costs.

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

Our strategy includes expansion of our operations in international markets by selective acquisitions, strategic alliances and the opening of new stores. Our ability to successfully execute our strategy in international markets is affected by many of the same operational risks we face in expanding our U.S. operations. In addition, international expansion may be adversely affected by our inability to identify and gain access to local suppliers as well as by local laws and customs, U.S. laws applicable to foreign operations, such as the Foreign Corrupt Practices Act (“FCPA”), legal and regulatory constraints, political and economic conditions and currency regulations of the countries or regions in which we currently operate or intend to operate in the future. Risks inherent in international operations also include, among others, the costs and difficulties of managing international operations, adverse tax consequences, greater difficulty in enforcing intellectual property rights and risks associated with FCPA and local anti-bribery law compliance. Additionally, foreign currency exchange rates and fluctuations may have an impact on our future costs or on future cash flows from our international operations.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

The following tables show locations of the 1,971 The Home Depot stores located in the U.S. and its territories and the 262 The Home Depot stores outside of the U.S. at the end of fiscal 2008:

U.S. Locations	Number of Stores

Alabama	28
Alaska	7
Arizona	56
Arkansas	14
California	230
Colorado	45
Connecticut	28
Delaware	9
District of Columbia	1
Florida	153
Georgia	90
Guam	1
Hawaii	7
Idaho	11
Illinois	76
Indiana	24
Iowa	10
Kansas	16
Kentucky	14
Louisiana	28
Maine	11
Maryland	40
Massachusetts	45
Michigan	71
Minnesota	33
Mississippi	14
Missouri	34
Montana	6
Nebraska	8
Nevada	20
New Hampshire	20
New Jersey	66
New Mexico	13
New York	99
North Carolina	43
North Dakota	1
Ohio	70
Oklahoma	16
Oregon	26
Pennsylvania	70
Puerto Rico	8
Rhode Island	8
South Carolina	25
South Dakota	1
Tennessee	39
Texas	178
Utah	22
Vermont	3
Virgin Islands	1
Virginia	49
Washington	45
West Virginia	6
Wisconsin	27
Wyoming	5

Total U.S.	1,971

International Locations	Number of Stores

Canada:
Alberta	26
British Columbia	23
Manitoba	6
New Brunswick	3
Newfoundland	1
Nova Scotia	4
Ontario	86
Prince Edward Island	1
Quebec	22
Saskatchewan	4

Total Canada	176

China:
Beijing	2
Henan	1
Liaoning	1
Shaanxi	2
Shandong	1
Tianjin	5

Total China	12

Mexico:
Aguascalientes	1
Baja California Norte	4
Baja California Sur	1
Chiapas	2
Chihuahua	5
Coahuila	2
Distrito Federal	6
Durango	1
Guanajuato	4
Guerrero	1
Hidalgo	1
Jalisco	4
Michoacán	1
Morelos	1
Nuevo León	7
Puebla	2
Queretaro	2
Quintana Roo	1
San Luis Potosi	1
Sinaloa	3
Sonora	2
State of Mexico	13
Tabasco	1
Tamaulipas	4
Veracruz	3
Yucatan	1

Total Mexico	74

Additionally, at the end of fiscal 2008, we had 41 other retail store locations, which included 34 EXPO Design Center stores located in Arizona, California, Florida, Georgia, Illinois, Maryland, Massachusetts, Missouri, New Jersey, New York, Tennessee, Texas and Virginia, five Yardbirds stores located in California and two THD Design Center stores located in California and North Carolina. We also operated nine Home Decorators Collection locations in California, Illinois, Kansas, Missouri, North Carolina and Oklahoma.

Of our 2,274 stores at the end of fiscal 2008, approximately 89% were owned (including those owned subject to a ground lease) consisting of approximately 211.9 million square feet, and approximately 11% of such stores were leased consisting of approximately 26.2 million square feet.

At the end of fiscal 2008, we utilized 204 warehouses and distribution centers located in 46 states, consisting of approximately 30.2 million square feet, of which approximately 0.2 million is owned and approximately 30.0 million is leased.

Our executive, corporate staff, divisional staff and financial offices occupy approximately 2.0 million square feet of leased and owned space in Atlanta, Georgia. At the end of fiscal 2008, we occupied an aggregate of approximately 4.0 million square feet, of which approximately 2.2 million square feet is owned and approximately 1.8 million square feet is leased, for store support centers and customer support centers.

Item 3.	Legal Proceedings.

In August 2005, the Company received an informal request from the staff of the SEC for information related to the Company’s return-to-vendor policies and procedures. Subsequent to August 2005, the SEC staff requested additional information related to such policies and procedures. The SEC staff last contacted the Company regarding this matter in January 2007. The Company responded to the requests and will continue to fully cooperate with the SEC staff. The SEC has informed the Company that the informal inquiry is not an indication that any violations of law have occurred. Although the Company cannot predict the outcome of this matter, it does not expect that this informal inquiry will have a material adverse effect on its consolidated financial condition or results of operations.

The SEC informed the Company on December 10, 2008 that it does not intend to take any action on its informal inquiry into the Company’s stock option granting practices, which inquiry commenced in June 2006. The Office of the U.S. Attorney for the Southern District of New York also requested information on this subject in 2006. The Company responded to each request and otherwise cooperated with the SEC and the Office of the U.S. Attorney, including producing documents to the Office of the U.S. Attorney in late 2006. The SEC matter is therefore now closed, and we have not received any communication from the Office of the U.S. Attorney since that time.

On October 8, 2008, the U.S. Court of Appeals for the Eleventh Circuit affirmed the dismissal of class actions filed against the Company and certain of its current and former officers and directors in the U.S. District Court for the Northern District of Georgia in Atlanta, alleging certain misrepresentations in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder in connection with the Company’s return-to-vendor practices. These actions were filed by certain current and former shareholders of the Company in the second quarter of 2006. Relief sought in the amended complaint included unspecified damages and costs and attorney’s fees. The disposition of these matters is now complete.

The Company has agreed to settle derivative and Securities Exchange Act of 1934 Section 14(a) claims filed against it and certain of its current and former officers and directors relating to the Company’s return-to-vendor, stock option granting and compensation practices. The claims were filed by certain shareholders of the Company from the second quarter of fiscal 2006 through the fourth quarter of fiscal 2007. Relief sought included, among others, unspecified damages, injunctive relief, disgorgement of profits, benefits and compensation obtained by the defendants, cancellation of a new stock incentive plan and awards granted under such plan, punitive damages, costs and attorneys’ fees. Under the terms of the settlement, the Company agreed to maintain or adopt certain corporate governance practices and to pay plaintiff’s counsel attorneys’ fees and reimbursement of expenses in the aggregate amount of $14.5 million. The settlement was approved by the Superior Court of Fulton County, Georgia, on June 10, 2008. The derivative and Section 14(a) actions were dismissed in accordance with the settlement, and the disposition of these matters is now complete.

The following actions have been filed against the Company and, in some cases, against certain of its current and former officers and directors as described below. Although the Company cannot predict their outcome, it does not expect these actions, individually or together, will have a material adverse effect on its consolidated financial condition or results of operations.

In the second and third quarters of fiscal 2006, three purported, but uncertified, class actions were filed against the Company, The Home Depot FutureBuilder Administrative Committee and certain of the Company’s current and former directors and employees alleging breach of fiduciary duty in violation of the Employee Retirement Income Security Act of 1974 (“ERISA”) in connection with the Company’s return-to-vendor and stock option practices. These actions are before the U.S. District Court for the Northern District of Georgia in Atlanta. In the first quarter of fiscal 2007, the plaintiffs joined together in one case and voluntarily dismissed the other two cases. In March 2007, the three original plaintiffs and two additional former employees filed a joint amended complaint seeking certification as a class action, unspecified damages, costs, attorneys’ fees and equitable and injunctive relief. On September 10, 2007, the Court granted the defendants’ motion to dismiss and entered judgment for the defendants. The plaintiffs appealed the dismissal and, on July 31, 2008, the U.S. Court of Appeals for the Eleventh Circuit reversed the District Court’s decision on standing, affirmed its finding that the plaintiffs failed to exhaust the administrative remedies provided under ERISA, and remanded the matter to the District Court for further adjudication. The District Court has stayed the matter pending plaintiffs’ pursuit of their administrative remedies under ERISA.

The Company has reached a tentative settlement, subject to court approval, with the plaintiffs in five current lawsuits in the Superior Court of the County of Los Angeles in California, containing multiple class-action allegations that the Company failed to provide meal breaks. The complaints were filed by current and former hourly associates from the first quarter of 2004 through the fourth quarter of 2008. Relief sought included unspecified monetary damages, injunctive relief or both. Class or collective-action certification was not addressed in any of these cases. In the fourth quarter of fiscal 2008, the Company established a reserve for this settlement, which is recorded in our Consolidated Balance Sheets in Other Accrued Expenses.

From the third quarter of 2004 through the fourth quarter of 2008, current and former associates have filed three pending lawsuits in the District Court of New Jersey and the Superior Court of the County of Los Angeles, containing multiple class-action allegations that the Company misclassified their positions under the Fair Labor Standards Act and that they are entitled to overtime, or otherwise that they were not paid for work performed. The complaints generally seek unspecified monetary damages, injunctive relief or both. Final class or collective-action certification has yet to be addressed in most of these cases. The Company cannot reasonably estimate the possible loss which may arise from these lawsuits. These matters, if decided adversely to or settled by the Company, individually or in the aggregate, may have a material adverse effect on its consolidated financial condition or results of operations. The Company is vigorously defending itself against these actions.

In July 2005, the Company received a grand jury subpoena from the United States Attorney’s Office in Los Angeles, California, seeking documents and information relating to the Company’s handling, storage and disposal of hazardous waste. The Company is cooperating fully with the United States Attorney’s Office. Although the Company cannot predict the outcome of this proceeding, it does not expect any such outcome to have a material adverse effect on its consolidated financial condition or results of operations.

On September 26, 2008, the Company received an Administrative Order and Notice of Civil Administrative Penalty Assessment from the State of New Jersey Department of Environmental Protection (“DEP”). The Order and Notice seeks a civil penalty for alleged violations of recordkeeping requirements pertaining to the use of generators as determined by the DEP. The Company is currently in settlement discussions with the DEP regarding this matter. Although the Company cannot predict the outcome of this proceeding, it does not expect any such outcome to have a material adverse effect on its consolidated financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since April 19, 1984, our common stock has been listed on the New York Stock Exchange, trading under the symbol “HD.” The Company paid its first cash dividend on June 22, 1987, and has paid cash dividends during each subsequent quarter. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors.

The table below sets forth the high and low sales prices of our common stock on the New York Stock Exchange and the quarterly cash dividends declared per share of common stock during the periods indicated.

	Price Range		Cash Dividends
	High	Low	Declared

Fiscal Year 2008
First Quarter Ended May 4, 2008	$30.12	$25.00	$0.225
Second Quarter Ended August 3, 2008	$29.53	$21.46	$0.225
Third Quarter Ended November 2, 2008	$30.16	$18.51	$0.225
Fourth Quarter Ended February 1, 2009	$25.26	$18.52	$0.225

Fiscal Year 2007
First Quarter Ended April 29, 2007	$41.76	$36.74	$0.225
Second Quarter Ended July 29, 2007	$40.94	$36.75	$0.225
Third Quarter Ended October 28, 2007	$38.31	$30.70	$0.225
Fourth Quarter Ended February 3, 2008	$31.51	$24.71	$0.225

As of March 17, 2009, there were approximately 156,000 shareholders of record and approximately 1,200,000 additional shareholders holding stock under nominee security position listings.

Stock Performance Graph

This graph depicts the Company’s cumulative total shareholder returns relative to the performance of the Standard & Poor’s 500 Composite Stock Index and the Standard & Poor’s Retail Composite Index for the five-year period commencing February 2, 2004, the first trading day of fiscal 2004, and ending January 30, 2009, the last trading day of fiscal 2008. The graph assumes $100 invested at the closing price of the Company’s common stock on the New York Stock Exchange and each index on January 30, 2004 and assumes that all dividends were reinvested on the date paid. The points on the graph represent fiscal year-end amounts based on the last trading day in each fiscal year.

	Fiscal 2003	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008
The Home Depot	$100.00	$114.91	$114.88	$116.79	$91.40	$66.93
S&P 500 Index	$100.00	$105.33	$117.57	$132.72	$132.76	$80.49
S&P Retail Composite Index	$100.00	$114.90	$124.97	$139.54	$117.39	$73.11

Issuer Purchases of Equity Securities

Since fiscal 2002, the Company has repurchased shares of its common stock having a value of approximately $27.3 billion pursuant to its share repurchase program. The number and average price of shares purchased in each fiscal month of the fourth quarter of fiscal 2008 are set forth in the table below:

				Approximate Dollar
			Total Number of	Value of Shares
		Average	Shares Purchased as	that May Yet Be
	Total Number of	Price Paid	Part of Publicly	Purchased Under
Period	Shares Purchased(1)	per Share	Announced Program(2)	the Program

Nov. 3, 2008 — Nov. 30, 2008	10,405	$25.28	—	$12,731,893,819
Dec. 1, 2008 — Dec. 28, 2008	10,237	$23.14	—	$12,731,893,819
Dec. 29, 2008 — Feb. 1, 2009	43,381	$23.72	—	$12,731,893,819

(1)	These amounts are repurchases pursuant to the Company’s 1997 and 2005 Omnibus Stock Incentive Plans (the “Plans”). Under the Plans, participants may exercise stock options by surrendering shares of common stock that the participants already own as payment of the exercise price. Participants in the Plans may also surrender shares as payment of applicable tax withholding on the vesting of restricted stock and deferred share awards. Shares so surrendered by participants in the Plans are repurchased pursuant to the terms of the Plans and applicable award agreements and not pursuant to publicly announced share repurchase programs.

(2)	The Company’s common stock repurchase program was initially announced on July 15, 2002. As of the end of fiscal 2008, the Board approved purchases up to $40.0 billion. The program does not have a prescribed expiration date.

Sales of Unregistered Securities

During the fourth quarter of fiscal 2008, the Company issued 513 deferred stock units under The Home Depot, Inc. NonEmployee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The deferred stock units were credited to the accounts of such nonemployee directors who elected to receive board retainers in the form of deferred stock units instead of cash during the fourth quarter of fiscal 2008. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.

During the fourth quarter of fiscal 2008, the Company credited 53,608 deferred stock units to participant accounts under The Home Depot FutureBuilder Restoration Plan pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following the termination of services as described in this plan.

Item 6.	Selected Financial Data.

The information required by this item is incorporated by reference to pages F-1 and F-2 of this report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary and Selected Consolidated Statements of Earnings Data

For fiscal year ended February 1, 2009 (“fiscal 2008”), we reported Net Earnings of $2.3 billion and Diluted Earnings per Share of $1.34 compared to Net Earnings of $4.4 billion and Diluted Earnings per Share of $2.37 for fiscal year ended February 3, 2008 (“fiscal 2007”).

We took action on several strategic items in fiscal 2008 resulting in total pretax charges of $951 million (“Rationalization Charges”). These Rationalization Charges included the closing of 15 underperforming stores and the removal of approximately 50 stores from our new store opening pipeline, the planned exit of our EXPO, THD Design Center, Yardbirds and HD Bath businesses and strategic support staff reductions. Additionally, fiscal 2008 included a $163 million pretax write-down of our investment in HD Supply and a $52 million loss from discontinued operations, net of tax, for the settlement of working capital from the sale of HD Supply.

Fiscal 2008 consisted of 52 weeks compared with 53 weeks for fiscal 2007. The 53rd week added approximately $1.1 billion in Net Sales and increased Diluted Earnings per Share from Continuing Operations by approximately $0.04 for fiscal 2007.

We reported Earnings from Continuing Operations of $2.3 billion and Diluted Earnings per Share from Continuing Operations of $1.37 for fiscal 2008 compared to Earnings from Continuing Operations of $4.2 billion and Diluted Earnings per Share from Continuing Operations of $2.27 for fiscal 2007. Excluding the Rationalization Charges and the write-down of our investment in HD Supply, Earnings from Continuing Operations were $3.0 billion and Diluted Earnings per Share from Continuing Operations were $1.78 for fiscal 2008.

Net Sales decreased 7.8% to $71.3 billion for fiscal 2008 from $77.3 billion for fiscal 2007. Excluding the 53rd week of fiscal 2007, Net Sales decreased 6.5% for fiscal 2008. The slowdown in the global economy and weakness in the U.S. residential construction and home improvement markets negatively impacted our Net Sales for fiscal 2008. Our comparable store sales declined 8.7% in fiscal 2008 driven by a 5.5% decline in comparable store customer transactions, as well as a 3.3% decline in our average ticket.

In fiscal 2008, despite the continuing difficult economic environment, we continued to focus on our core retail business, investing in our associates and stores and improving our customer service. We have exited non-core businesses, restructured support staff and have stopped applying significant capital to building new square footage. We remain committed to the long-term health of our business through our strategy of investing in our retail business through the following five priorities:

Associate Engagement – We have taken a number of actions to improve associate engagement by changing the way our associates are compensated, recognized and rewarded, including enhancing our success sharing program, an incentive program for our hourly associates driven by individual store performance. Success sharing payouts will be received by 83% of our stores for the second half of fiscal 2008 compared to 44% of stores for the same period last year.

Product Excitement – We continue to work on our merchandising transformation by redefining how we run our business, implementing a focused bay portfolio approach to product assortment and creating new tools to support better merchandising decision making. As a result, we saw consumer unit share gains against the market in several key merchandising classes. For example, carpet, hand tools, power tools, blinds, bath fixtures, windows and doors all gained share in fiscal 2008. Our new lower price campaign is a major component of our portfolio strategy. An example is interior paint, where we have lowered prices on items such as Behr Flat Premium Plus. Unit sales are increasing, and at the same time, our attachment sales of related items are going up.

Shopping Environment – We continued our store reinvestment by completing an aggressive list of maintenance projects, including the completion of our lighting upgrade, as well as more complex repair and maintenance activities for hundreds of other stores. In addition to programmatic maintenance, our integrated field and support center teams have rolled out store standards to all stores. We developed and piloted common guidelines on store appearance and shopability, including standards for front apron merchandising, wingstack usage, signage presentation, fixturing and off-shelf product. This initiative helps reduce the amount of time our store managers spend on these issues, removes unnecessary clutter from the aisles and implements a basic and consistent approach to store appearance.

Product Availability – We continued our supply chain transformation to improve product availability. We have five RDCs operating that now serve approximately 500 of our stores. We plan to open additional RDCs in fiscal 2009 and expect that they will serve approximately 1,000 of our stores by the end of fiscal 2009. We remain committed to our overall roll-out strategy for RDCs, supporting our goal of increasing our central distribution penetration.

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

We opened 62 new stores in fiscal 2008, including 6 relocations, closed 15 stores as part of our store rationalization actions and closed one store in Mexico due to a fire, bringing our total store count at the end of fiscal 2008 to 2,274. As of the end of fiscal 2008, 262, or approximately 12%, of our stores were located in Canada, Mexico and China compared to 243 as of fiscal 2007.

We generated $5.5 billion of cash flow from operations in fiscal 2008. We used this cash flow to repay $2.0 billion of short-term debt and other debt obligations, fund $1.8 billion in capital expenditures and pay $1.5 billion of dividends.

At the end of fiscal 2008, our long-term debt-to-equity ratio was 54.4% compared to 64.3% at the end of fiscal 2007. Our return on invested capital for continuing operations (computed on the average of beginning and ending long-term debt and equity for the trailing twelve months) was 9.5% at the end of fiscal 2008 compared to 13.9% for fiscal 2007. This decrease reflects the decline in our operating profit, which includes the impact of the Rationalization Charges. Excluding Rationalization Charges, our return on invested capital for continuing operations was 11.4%.

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

				% Increase
				(Decrease)
	% of Net Sales			In Dollar Amounts
	Fiscal Year(1)
				2008	2007
	2008	2007	2006	vs. 2007	vs. 2006

NET SALES	100.0%	100.0%	100.0%	(7.8)%	(2.1)%
Gross Profit	33.7	33.6	33.6	(7.7)	(2.1)
Operating Expenses:
Selling, General and Administrative	25.0	22.1	20.4	4.7	5.9
Depreciation and Amortization	2.5	2.2	2.0	4.9	8.1

Total Operating Expenses	27.5	24.3	22.4	4.7	6.1

OPERATING INCOME	6.1	9.4	11.2	(39.8)	(18.3)
Interest and Other (Income) Expense:
Interest and Investment Income	—	(0.1)	—	(75.7)	174.1
Interest Expense	0.9	0.9	0.5	(10.3)	78.0
Other	0.2	—	—	0.0	0.0

Interest and Other, net	1.1	0.8	0.5	23.6	70.9

EARNINGS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	5.0	8.6	10.8	(45.8)	(22.1)
Provision for Income Taxes	1.8	3.1	4.1	(47.0)	(25.5)

EARNINGS FROM CONTINUING OPERATIONS	3.2%	5.4%	6.7%	(45.1)%	(20.1)%

SELECTED SALES DATA
Number of Customer Transactions (in millions)(2)	1,272	1,336	1,330	(4.8)%	0.5%
Average Ticket(2)	$55.61	$57.48	$58.90	(3.3)	(2.4)
Weighted Average Weekly Sales per Operating Store (in thousands)(2)	$601	$658	$723	(8.7)	(9.0)
Weighted Average Sales per Square Foot(2)	$298.19	$331.86	$357.83	(10.1)	(7.3)
Comparable Store Sales Decrease (%)(3)	(8.7)%	(6.7)%	(2.8)%	N/A	N/A

Note: Certain percentages may not sum to totals due to rounding.

(1)	Fiscal years 2008, 2007 and 2006 refer to the fiscal years ended February 1, 2009, February 3, 2008 and January 28, 2007, respectively. Fiscal years 2008 and 2006 include 52 weeks; fiscal year 2007 includes 53 weeks.

(2)	The 53rd week of fiscal 2007 increased customer transactions by 20 million, negatively impacted average ticket by $0.05, negatively impacted weighted average weekly sales per operating store by $3 thousand and increased weighted average sales per square foot by $4.77.

(3)	Includes Net Sales at locations open greater than 12 months, including relocated and remodeled stores. Retail stores become comparable on the Monday following their 365th day of operation. Comparable store sales is intended only as supplemental information and is not a substitute for Net Sales or Net Earnings presented in accordance with generally accepted accounting principles.

Results of Operations

For an understanding of the significant factors that influenced our performance during the past three fiscal years, the following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this report.

Fiscal 2008 Compared to Fiscal 2007

Net Sales

Fiscal 2008 consisted of 52 weeks compared to 53 weeks in fiscal 2007. Net Sales for fiscal 2008 decreased 7.8% to $71.3 billion from $77.3 billion for fiscal 2007. The decrease in Net Sales for fiscal 2008 reflects the impact of negative comparable store sales and $1.1 billion of Net Sales attributable to the additional week in fiscal 2007, partially offset by Net Sales of $1.8 billion from new stores in fiscal 2008. Comparable store sales decreased 8.7% for fiscal 2008 compared to a decrease of 6.7% for fiscal 2007.

There were a number of factors that contributed to our comparable store sales decline. The U.S. residential construction and home improvement markets continued to be soft and consumers were challenged due to higher unemployment and an across-the-board tightening of consumer credit availability. We saw relative strength in Building Materials, Plumbing, Garden/Seasonal and Hardware as comparable store sales in these areas were above or at the Company average for fiscal 2008. Comparable store sales for Lumber, Flooring, Paint, Electrical, Kitchen/Bath and Millwork were below the Company average for fiscal 2008. Softness in our big ticket categories negatively impacted average ticket, which decreased 3.3% to $55.61 for fiscal 2008.

In order to meet our customer service objectives, we strategically open stores near market areas served by existing stores (“cannibalize”) to enhance service levels, gain incremental sales and increase market penetration. Our new stores cannibalized approximately 5% of our existing stores as of the end of fiscal 2008, which had a negative impact to comparable store sales of approximately 1%.

We believe that our sales performance has been, and could continue to be, negatively impacted by the level of competition that we encounter in various markets. Due to the highly-fragmented U.S. home improvement industry, in which we estimate our market share is approximately 20%, measuring the impact on our sales by our competitors is difficult.

Gross Profit

Gross Profit decreased 7.7% to $24.0 billion for fiscal 2008 from $26.0 billion for fiscal 2007. Gross Profit as a percent of Net Sales was 33.7% for fiscal 2008 compared to 33.6% for fiscal 2007, an increase of four basis points. This gross margin expansion included $30 million in markdowns taken in connection with our Rationalization Charges. Excluding these markdowns, our Gross Profit as a percent of Net Sales increased eight basis points for fiscal 2008, reflecting our focused bay portfolio approach to product assortment.

Operating Expenses

Selling, General and Administrative expenses (“SG&A”) increased 4.7% to $17.8 billion for fiscal 2008 from $17.1 billion for fiscal 2007. As a percent of Net Sales, SG&A was 25.0% for fiscal 2008 compared to 22.1% for fiscal 2007. Excluding the Rationalization Charges, SG&A as a percent of Net Sales for fiscal 2008 was 23.7%, an increase of approximately 170 basis points over the prior year. The increase in SG&A as a percent of Net Sales for fiscal 2008 was primarily the result of expense deleverage in the negative comparable store sales environment, as well as an increase of approximately 70 basis points due to a higher cost of credit associated with the private label credit card program. For fiscal 2008, the penetration of the private label credit card sales was 28.1% compared to 29.4% for fiscal 2007.

Depreciation and Amortization increased 4.9% to $1.8 billion for fiscal 2008 from $1.7 billion for fiscal 2007. Depreciation and Amortization as a percent of Net Sales was 2.5% for fiscal 2008 and 2.2% for fiscal 2007. The increase as a percent of Net Sales was primarily due to sales deleverage and the depreciation of our investments in shorter lived assets such as store resets and technology.

Operating Income

Operating Income decreased 39.8% to $4.4 billion for fiscal 2008 from $7.2 billion for fiscal 2007. Operating Income as a percent of Net Sales was 6.1% for fiscal 2008 compared to 9.4% for fiscal 2007. Excluding the Rationalization Charges, Operating Income as a percent of Net Sales was 7.4% for fiscal 2008.

Interest and Other, net

In fiscal 2008, we recognized $769 million of Interest and Other, net, compared to $622 million in fiscal 2007. Interest and Other, net, as a percent of Net Sales was 1.1% for fiscal 2008 compared to 0.8% for fiscal 2007. Interest and Other, net, reflects a $163 million charge to write-down our investment in HD Supply. Excluding this charge, Interest and Other, net, as a percent of Net Sales was 0.9% for fiscal 2008.

Provision for Income Taxes

Our combined effective income tax rate for continuing operations decreased to 35.6% for fiscal 2008 from 36.4% for fiscal 2007. The decrease in our effective income tax rate for fiscal 2008 reflects lower state and foreign effective tax rates.

Diluted Earnings per Share from Continuing Operations

Diluted Earnings per Share from Continuing Operations were $1.37 for fiscal 2008 and $2.27 for fiscal 2007. Excluding the Rationalization Charges and the write-down of our investment in HD Supply, Diluted Earnings per Share from Continuing Operations for fiscal 2008 were $1.78, a decrease of 21.6% from fiscal 2007. The 53rd week in fiscal 2007 increased Diluted Earnings per Share from Continuing Operations by approximately $0.04 for fiscal 2007.

Diluted Earnings per Share from Continuing Operations were favorably impacted by the repurchase of shares of our common stock. We repurchased 2.4 million shares for $70 million in fiscal 2008 and 293 million shares for $10.8 billion in fiscal 2007. Since the inception of the repurchase program in 2002, we have repurchased 746 million shares of our common stock for a total of $27.3 billion.

Discontinued Operations

On August 30, 2007, the Company closed the sale of HD Supply. Discontinued operations for fiscal 2008 consist of a loss of $52 million, net of tax, or $0.03 per diluted share, recorded to settle net working capital matters arising from the sale of HD Supply. Discontinued operations for fiscal 2007 consist of the results of operations for HD Supply through August 30, 2007 and a $4 million loss on the sale of HD Supply. Net Sales from discontinued operations were $7.4 billion for fiscal 2007 and Earnings from Discontinued Operations, net of tax, were $185 million for fiscal 2007.

Non-GAAP Measurements

To provide clarity, internally and externally, about our operating performance for fiscal 2008, we supplemented our reporting with non-GAAP measurements to reflect the Rationalization Charges as described more fully in Note 2 to the Consolidated Financial Statements and the charge to write-down our investment in HD Supply as described in Note 4 to the Consolidated Financial Statements. This supplemental information should not be considered in isolation or as a substitute for the related GAAP measurements. We believe these non-GAAP measurements provide management and investors with meaningful information to understand and analyze our performance. The following reconciles the non-GAAP measurements reflecting the Rationalization Charges and investment write-down to the reported GAAP information for fiscal 2008:

	As		Non-GAAP	% of
amounts in millions, except per share data	Reported	Charges	Measurement	Net Sales
Net Sales	$71,288	$—	$71,288	100.0%
Cost of Sales	47,298	30	47,268	66.3

Gross Profit	23,990	(30)	24,020	33.7
Operating Expenses	19,631	921	18,710	26.2

Operating Income	4,359	(951)	5,310	7.4
Interest and Other, net	769	163	606	0.9

Earnings From Continuing Operations Before Provision for Income Taxes	3,590	(1,114)	4,704	6.6
Provision for Income Taxes	1,278	(430)	1,708	2.4

Earnings from Continuing Operations	$2,312	$(684)	$2,996	4.2%

Diluted Earnings per Share from Continuing Operations	$1.37	$(0.41)	$1.78	N/A

Fiscal 2007 Compared to Fiscal Year Ended January 28, 2007 (“fiscal 2006”)

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

There were a number of factors that contributed to our comparable store sales decline. The residential construction and home improvement markets continued to be soft, especially in some of our traditionally strong markets such as Florida, California and the Northeast. The combination of softness in our big ticket categories and commodity price deflation negatively impacted average ticket, which decreased 2.4% to $57.48 for fiscal 2007. Our international business performed well in fiscal 2007. Our Mexican stores posted a double digit comparable store sales increase for fiscal 2007, and Canada’s comparable store sales were also positive. Our new stores cannibalized approximately 10% of our existing stores as of the end of fiscal 2007, which had a negative impact to comparable store sales of approximately 1%.

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

Operating Expenses

SG&A increased 5.9% to $17.1 billion for fiscal 2007 from $16.1 billion for fiscal 2006. As a percent of Net Sales, SG&A was 22.1% for fiscal 2007 compared to 20.4% for fiscal 2006. In fiscal 2007, our profit sharing with the third-party administrator of the private label credit card portfolio was $275 million less than what we received in fiscal 2006. We also recognized $88 million of write-offs associated with certain future store locations that we determined we will not open and $34 million of expense associated with closing our 11 Home Depot Landscape Supply stores and our Tampa Call Center in fiscal 2007. SG&A also reflects investments we are making in support of our five key priorities. As a percentage of Net Sales, total payroll increased by 76 basis points for fiscal 2007 over fiscal 2006. This reflects investments in store labor and our Master Trade Specialists program, the impact of our success sharing bonus plans, as well as the negative sales environment. The increase in SG&A for fiscal 2007 over fiscal 2006 was partially offset by $129 million of executive severance recorded in fiscal 2006.

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

Interest and Other, net

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

Provision for Income Taxes

Our combined effective income tax rate for continuing operations decreased to 36.4% for fiscal 2007 from 38.1% for fiscal 2006. The decrease in our effective income tax rate for fiscal 2007 reflects the impact of a one-time retroactive tax assessment received from the Canadian province of Quebec in the second quarter of fiscal 2006 and tax benefits recognized upon settlement of several state audits and completion of the fiscal 2003 and 2004 federal tax audits in fiscal 2007.

Diluted Earnings per Share from Continuing Operations

Diluted Earnings per Share from Continuing Operations were $2.27 for fiscal 2007 and $2.55 for fiscal 2006. The 53rd week increased Diluted Earnings per Share from Continuing Operations by approximately $0.04 for fiscal 2007. Diluted Earnings per Share from Continuing Operations were favorably impacted in both fiscal 2007 and 2006 by the repurchase of shares of our common stock.

Discontinued Operations

Discontinued operations consist of the results of operations for HD Supply through August 30, 2007 and a loss on the sale of HD Supply. Net Sales from discontinued operations were $7.4 billion for fiscal 2007 compared to $11.8 billion for fiscal 2006. Earnings from Discontinued Operations, net of tax, were $185 million for fiscal 2007, compared to $495 million for fiscal 2006. Earnings from Discontinued Operations for fiscal 2007 include a $4 million loss, net of tax, recognized on the sale of the business.

Liquidity and Capital Resources

Cash flow generated from operations provides a significant source of liquidity. For fiscal 2008, Net Cash Provided by Operating Activities was $5.5 billion compared to $5.7 billion for fiscal 2007. This change was primarily a result of decreased Net Earnings partially offset by improved inventory management.

Net Cash Used in Investing Activities for fiscal 2008 was $1.7 billion compared to $4.8 billion provided by investing activities for fiscal 2007. The change in Net Cash Used in/Provided by Investing Activities was primarily the result of $8.3 billion of net proceeds from the sale of HD Supply in the third quarter of fiscal 2007 partially offset by $1.7 billion less in capital expenditures in fiscal 2008 compared to fiscal 2007.

In fiscal 2008, we spent $1.8 billion on Capital Expenditures, allocated as follows: 45% for new stores, 15% for merchandising and operations, 12% for maintenance, 11% for core technology and 17% for other initiatives. In fiscal 2008, we added 62 new stores, including six relocations.

Net Cash Used in Financing Activities for fiscal 2008 was $3.7 billion compared with $10.6 billion for fiscal 2007. The decrease in Net Cash Used in Financing Activities was primarily due to the repurchase of 289 million shares of our common stock for $10.7 billion in connection with our tender offer related to the sale of HD Supply in the third quarter of fiscal 2007 and by repayments in fiscal 2008 of $1.7 billion of short-term commercial paper and $282 million of structured financing debt.

We repurchased 2.4 million shares of our common stock for $70 million in fiscal 2008 and a total of 293 million shares for $10.8 billion in fiscal 2007, including a $10.7 billion tender offer funded primarily using proceeds from the sale of HD Supply. Since the inception of our share repurchase program in 2002, we have repurchased 746 million shares of our common stock for a total of $27.3 billion. As of February 1, 2009, $12.7 billion remained under our share repurchase authorization. Given current market conditions, we have suspended the repurchase program until our business and credit markets stabilize.

We have commercial paper programs that allow for borrowings up to $3.25 billion. In connection with the programs, we have a back-up credit facility with a consortium of banks for borrowings up to $3.25 billion. As of February 1, 2009, there were no borrowings outstanding under the commercial paper programs or the related credit facility. The credit facility, which expires in December 2010, contains various restrictive covenants, all of which we are in compliance. None of the covenants are expected to impact our liquidity or capital resources.

We use capital and operating leases to finance a portion of our real estate, including our stores, distribution centers and store support centers. The net present value of capital lease obligations is reflected in our Consolidated Balance Sheets in Long-Term Debt and Current Maturities of Long-Term Debt. In accordance with generally accepted accounting principles, the operating leases are not reflected in our Consolidated Balance Sheets. As of the end of fiscal 2008, our long-term debt-to-equity ratio was 54.4% compared to 64.3% at the end of fiscal 2007.

As of February 1, 2009, we had $525 million in Cash and Short-Term Investments. We believe that our current cash position, access to the debt capital markets and cash flow generated from operations should be sufficient to enable us to complete our capital expenditure programs and required long-term debt payments through the next several fiscal years. In addition, we have funds available from our commercial paper programs and the ability to obtain alternative sources of financing for other requirements. We intend to use cash flow generated by operations to repay $1.8 billion in debt coming due in fiscal 2009.

During fiscal 2008 and 2007, we entered into interest rate swaps, accounted for as fair value hedges, with notional amounts of $3.0 billion, that swapped fixed rate interest on our $3.0 billion 5.40% Senior Notes for variable rate interest equal to LIBOR plus 60 to 149 basis points. In fiscal 2008, we received $56 million to settle these swaps, which will be amortized to reduce Interest Expense over the remaining term of the debt.

At February 1, 2009, we had outstanding an interest rate swap, accounted for as a cash flow hedge, with a notional amount of $750 million that swaps variable rate interest on our $750 million Floating Rate Senior Notes for fixed rate interest at 4.36% that expires on December 16, 2009. At February 1, 2009, the approximate fair value of this agreement was a liability of $21 million, which is the estimated amount we would have paid to settle this interest rate swap agreement.

Off-Balance Sheet Arrangements

In accordance with generally accepted accounting principles, operating leases for a portion of our real estate and other assets are not reflected in our Consolidated Balance Sheets.

Contractual Obligations

The following table summarizes our significant contractual obligations as of February 1, 2009 (amounts in millions):

	Payments Due by Fiscal Year
Contractual Obligations	Total	2009	2010-2011	2012-2013	Thereafter

Total Debt(1)	$17,850	$2,327	$2,943	$2,068	$10,512
Capital Lease Obligations(2)	1,366	88	178	178	922
Operating Leases	8,738	804	1,366	1,094	5,474
Purchase Obligations(3)	6,123	1,687	1,791	1,712	933
FIN 48 Unrecognized Tax Benefits(4)	18	18	—	—	—

Total	$34,095	$4,924	$6,278	$5,052	$17,841

(1)	Excludes present value of capital lease obligations of $417 million. Includes $6.8 billion of interest payments and $2 million, net, of unamortized non-cash items.

(2)	Includes $949 million of imputed interest.

(3)	Purchase obligations include all legally binding contracts such as firm commitments for inventory purchases, utility purchases, capital expenditures, software acquisition and license commitments and legally binding service contracts. Purchase orders that are not binding agreements are excluded from the table above.

(4)	Excludes $677 million of noncurrent unrecognized tax benefits due to uncertainty regarding the timing of future cash payments related to the FIN 48 liabilities.

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

As of February 1, 2009 we had, net of discounts, $11.0 billion of Senior Notes outstanding. The market values of the publicly traded Senior Notes as of February 1, 2009, were approximately $10.0 billion.

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

Critical Accounting Policies

Our significant accounting policies are disclosed in Note 1 to the Consolidated Financial Statements. The following discussion addresses our most critical accounting policies, which are those that are both important to the portrayal of our financial condition and results of operations and that require significant judgment or use of complex estimates.

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

Merchandise Inventories

Our Merchandise Inventories are stated at the lower of cost (first-in, first-out) or market, with approximately 82% valued under the retail inventory method and the remainder under a cost method. Retailers like The Home Depot, with many different types of merchandise at low unit cost and a large number of transactions, frequently use the retail inventory method. Under the retail inventory method, Merchandise Inventories are stated at cost, which is determined by applying a cost-to-retail ratio to the ending retail value of inventories. As our inventory retail value is adjusted regularly to reflect market conditions, our inventory valued under the retail method approximates the lower of cost or market. We evaluate our inventory valued under a cost method at the end of each quarter to ensure that it is carried at the lower of cost or market. The valuation allowance for Merchandise Inventories valued under a cost method was not material to our Consolidated Financial Statements as of the end of fiscal 2008 or 2007.

Independent physical inventory counts or cycle counts are taken on a regular basis in each store and distribution center to ensure that amounts reflected in the accompanying Consolidated Financial Statements for Merchandise Inventories are properly stated. During the period between physical inventory counts in our stores, we accrue for estimated losses related to shrink on a store-by-store basis. Shrink (or in the case of excess inventory, “swell”) is the difference between the recorded amount of inventory and the physical inventory. Shrink may occur due to theft, loss, inaccurate records for the receipt of inventory or deterioration of goods, among other things. We estimate shrink as a percent of Net Sales using the average shrink results from the previous two physical inventories. The estimates are evaluated quarterly and adjusted based on recent shrink results and current trends in the business. Actual shrink results did not vary materially from estimated amounts for fiscal 2008, 2007 or 2006.

Self-Insurance

We are self-insured for certain losses related to general liability, product liability, automobile, workers’ compensation and medical claims. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates, and is reviewed by management and third-party actuaries on a quarterly basis to ensure that the liability is appropriate. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity or frequency of claims, medical cost inflation, or fluctuations in premiums, differ from our estimates, our results of operations could be impacted. Actual results related to these types of claims did not vary materially from estimated amounts for fiscal 2008, 2007 or 2006.

Vendor Allowances

Vendor allowances primarily consist of volume rebates that are earned as a result of attaining certain purchase levels and advertising co-op allowances for the promotion of vendors’ products that are typically based on guaranteed minimum amounts with additional amounts being earned for attaining certain purchase levels. These vendor allowances are accrued as earned, with those allowances received as a result of attaining certain purchase levels accrued over the incentive period based on estimates of purchases. We believe that our estimate of vendor allowances earned based on expected volume of purchases over the incentive period is an accurate reflection of the ultimate allowance to be received from our vendors.

Volume rebates and advertising co-op allowances earned are initially recorded as a reduction in Merchandise Inventories and a subsequent reduction in Cost of Sales when the related product is sold. Certain advertising co-op allowances that are reimbursements of specific, incremental and identifiable costs incurred to promote vendors’ products are recorded as an offset against advertising expense in SG&A.

Impairment of Long-Lived Assets

We evaluate the carrying value of long-lived assets when management makes the decision to relocate or close a store or other location, or when circumstances indicate the carrying amount of an asset may not be recoverable. A store’s assets are evaluated for impairment by comparing its undiscounted cash flows with its carrying value. If the carrying value is greater than the undiscounted cash flows, a provision is made to write down the related assets to fair value if the carrying value is greater than the fair value. We make critical assumptions and estimates in completing impairment assessments of long-lived assets. While we believe these estimates are reasonable based on the information currently available, if actual results differ from our estimates, our results of operations could be impacted. Impairment losses are recorded as a component of SG&A in the accompanying Consolidated Statements of Earnings. When a location closes, we also recognize in SG&A the net present value of future lease obligations, less estimated sublease income.

In fiscal 2008, we recorded $580 million of asset impairments and $252 million of lease obligation costs as part of our Rationalization Charges. See Note 2 for more details on the Rationalization Charges. We also recorded impairments on the other closings and relocations in the ordinary course of business, which were not material to the Consolidated Financial Statements in fiscal 2008, 2007 and 2006.

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Emerging Issues Task Force No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP-EITF 03-6-1”). FSP-EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method. FSP-EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. FSP-EITF 03-6-1 is not expected to have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is incorporated by reference to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

Item 8.	Financial Statements and Supplementary Data.

Management’s Responsibility for Financial Statements

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

The Audit Committee of the Board of Directors, consisting solely of outside directors, meets five times a year with the independent registered public accounting firm, the internal auditors and representatives of management to discuss auditing and financial reporting matters. In addition, a telephonic meeting is held prior to each quarterly earnings release. The Audit Committee retains the independent registered public accounting firm and regularly reviews the internal accounting controls, the activities of the independent registered public accounting firm and internal auditors and the financial condition of the Company. Both the Company’s independent registered public accounting firm and the internal auditors have free access to the Audit Committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 1, 2009 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of February 1, 2009 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of February 1, 2009 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included on page 26 in this Form 10-K.

/s/ Francis S. Blake	/s/ Carol B. Tomé

Francis S. Blake	Carol B. Tomé
Chairman &	Chief Financial Officer &
Chief Executive Officer	Executive Vice President – Corporate Services

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Home Depot, Inc.:

We have audited The Home Depot Inc.’s internal control over financial reporting as of February 1, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Home Depot Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, The Home Depot, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 1, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of The Home Depot, Inc. and subsidiaries as of February 1, 2009 and February 3, 2008, and the related Consolidated Statements of Earnings, Stockholders’ Equity and Comprehensive Income, and Cash Flows for each of the fiscal years in the three-year period ended February 1, 2009, and our report dated March 26, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Atlanta, Georgia
March 26, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Home Depot, Inc.:

We have audited the accompanying Consolidated Balance Sheets of The Home Depot, Inc. and subsidiaries as of February 1, 2009 and February 3, 2008, and the related Consolidated Statements of Earnings, Stockholders’ Equity and Comprehensive Income, and Cash Flows for each of the fiscal years in the three-year period ended February 1, 2009. These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of The Home Depot, Inc. and subsidiaries as of February 1, 2009 and February 3, 2008, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended February 1, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 7 to the consolidated financial statements, effective January 29, 2007, the beginning of the fiscal year ended February 3, 2008, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Home Depot, Inc.’s internal control over financial reporting as of February 1, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 26, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Atlanta, Georgia
March 26, 2009

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Fiscal Year Ended(1)
	February 1,	February 3,	January 28,
amounts in millions, except per share data	2009	2008	2007

NET SALES	$71,288	$77,349	$79,022
Cost of Sales	47,298	51,352	52,476

GROSS PROFIT	23,990	25,997	26,546
Operating Expenses:
Selling, General and Administrative	17,846	17,053	16,106
Depreciation and Amortization	1,785	1,702	1,574

Total Operating Expenses	19,631	18,755	17,680

OPERATING INCOME	4,359	7,242	8,866
Interest and Other (Income) Expense:
Interest and Investment Income	(18)	(74)	(27)
Interest Expense	624	696	391
Other	163	—	—

Interest and Other, net	769	622	364

EARNINGS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	3,590	6,620	8,502
Provision for Income Taxes	1,278	2,410	3,236

EARNINGS FROM CONTINUING OPERATIONS	2,312	4,210	5,266
EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	(52)	185	495

NET EARNINGS	$2,260	$4,395	$5,761

Weighted Average Common Shares	1,682	1,849	2,054
BASIC EARNINGS PER SHARE FROM CONTINUING OPERATIONS	$1.37	$2.28	$2.56
BASIC EARNINGS (LOSS) PER SHARE FROM DISCONTINUED OPERATIONS	$(0.03)	$0.10	$0.24
BASIC EARNINGS PER SHARE	$1.34	$2.38	$2.80

Diluted Weighted Average Common Shares	1,686	1,856	2,062
DILUTED EARNINGS PER SHARE FROM CONTINUING OPERATIONS	$1.37	$2.27	$2.55
DILUTED EARNINGS (LOSS) PER SHARE FROM DISCONTINUED OPERATIONS	$(0.03)	$0.10	$0.24
DILUTED EARNINGS PER SHARE	$1.34	$2.37	$2.79

(1)	Fiscal years ended February 1, 2009 and January 28, 2007 include 52 weeks. Fiscal year ended February 3, 2008 includes 53 weeks.

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	February 1,	February 3,
amounts in millions, except share and per share data	2009	2008

ASSETS
Current Assets:
Cash and Cash Equivalents	$519	$445
Short-Term Investments	6	12
Receivables, net	972	1,259
Merchandise Inventories	10,673	11,731
Other Current Assets	1,192	1,227

Total Current Assets	13,362	14,674

Property and Equipment, at cost:
Land	8,301	8,398
Buildings	16,961	16,642
Furniture, Fixtures and Equipment	8,741	8,050
Leasehold Improvements	1,359	1,390
Construction in Progress	625	1,435
Capital Leases	490	497

	36,477	36,412
Less Accumulated Depreciation and Amortization	10,243	8,936

Net Property and Equipment	26,234	27,476

Notes Receivable	36	342
Goodwill	1,134	1,209
Other Assets	398	623

Total Assets	$41,164	$44,324

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-Term Debt	$—	$1,747
Accounts Payable	4,822	5,732
Accrued Salaries and Related Expenses	1,129	1,094
Sales Taxes Payable	337	445
Deferred Revenue	1,165	1,474
Income Taxes Payable	289	60
Current Installments of Long-Term Debt	1,767	300
Other Accrued Expenses	1,644	1,854

Total Current Liabilities	11,153	12,706

Long-Term Debt, excluding current installments	9,667	11,383
Other Long-Term Liabilities	2,198	1,833
Deferred Income Taxes	369	688

Total Liabilities	23,387	26,610

STOCKHOLDERS’ EQUITY
Common Stock, par value $0.05; authorized: 10 billion shares; issued 1.707 billion shares at February 1, 2009 and 1.698 billion shares at February 3, 2008; outstanding 1.696 billion shares at February 1, 2009 and 1.690 billion shares at February 3, 2008	85	85
Paid-In Capital	6,048	5,800
Retained Earnings	12,093	11,388
Accumulated Other Comprehensive Income (Loss)	(77)	755
Treasury Stock, at cost, 11 million shares at February 1, 2009 and 8 million shares at February 3, 2008	(372)	(314)

Total Stockholders’ Equity	17,777	17,714

Total Liabilities and Stockholders’ Equity	$41,164	$44,324

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’
EQUITY AND COMPREHENSIVE INCOME

					Accumulated
					Other				Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’	Comprehensive
amounts in millions, except per share data	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Income

BALANCE, JANUARY 29, 2006	2,401	$120	$7,149	$28,943	$409	(277)	$(9,712)	$26,909

Cumulative Effect of Adjustment Resulting from the Adoption of SAB 108, net of tax	—	—	201	(257)	—	—	—	(56)

ADJUSTED BALANCE, JANUARY 29, 2006	2,401	$120	$7,350	$28,686	$409	(277)	$(9,712)	$26,853

Net Earnings	—	—	—	5,761	—	—	—	5,761	$5,761
Shares Issued Under Employee Stock Plans	20	1	351	—	—	—	—	352
Tax Effect of Sale of Option Shares by Employees	—	—	18	—	—	—	—	18
Translation Adjustments	—	—	—	—	(77)	—	—	(77)	(77)
Cash Flow Hedges	—	—	—	—	(22)	—	—	(22)	(22)
Stock Options, Awards and Amortization of Restricted Stock	—	—	296	—	—	—	—	296
Repurchase of Common Stock	—	—	—	—	—	(174)	(6,671)	(6,671)
Cash Dividends ($0.675 per share)	—	—	—	(1,395)	—	—	—	(1,395)
Other	—	—	(85)	—	—	—	—	(85)

Comprehensive Income									$5,662

BALANCE, JANUARY 28, 2007	2,421	$121	$7,930	$33,052	$310	(451)	$(16,383)	$25,030

Cumulative Effect of the Adoption of FIN 48	—	—	—	(111)	—	—	—	(111)
Net Earnings	—	—	—	4,395	—	—	—	4,395	$4,395
Shares Issued Under Employee Stock Plans	12	1	239	—	—	—	—	240
Tax Effect of Sale of Option Shares by Employees	—	—	4	—	—	—	—	4
Translation Adjustments	—	—	—	—	455	—	—	455	455
Cash Flow Hedges	—	—	—	—	(10)	—	—	(10)	(10)
Stock Options, Awards and Amortization of Restricted Stock	—	—	206	—	—	—	—	206
Repurchase of Common Stock	—	—	—	—	—	(292)	(10,815)	(10,815)
Retirement of Treasury Stock	(735)	(37)	(2,608)	(24,239)	—	735	26,884	—
Cash Dividends ($0.90 per share)	—	—	—	(1,709)	—	—	—	(1,709)
Other	—	—	29	—	—	—	—	29

Comprehensive Income									$4,840

BALANCE, FEBRUARY 3, 2008	1,698	$85	$5,800	$11,388	$755	(8)	$(314)	$17,714

Net Earnings	—	—	—	2,260	—	—	—	2,260	$2,260
Shares Issued Under Employee Stock Plans	9	—	68	—	—	—	—	68
Tax Effect of Sale of Option Shares by Employees	—	—	7	—	—	—	—	7
Translation Adjustments	—	—	—	—	(831)	—	—	(831)	(831)
Cash Flow Hedges	—	—	—	—	(1)	—	—	(1)	(1)
Stock Options, Awards and Amortization of Restricted Stock	—	—	176	—	—	—	—	176
Repurchase of Common Stock	—	—	—	—	—	(3)	(70)	(70)
Cash Dividends ($0.90 per share)	—	—	—	(1,521)	—	—		(1,521)
Other	—	—	(3)	(34)	—	—	12	(25)

Comprehensive Income									$1,428

BALANCE, FEBRUARY 1, 2009	1,707	$85	$6,048	$12,093	$(77)	(11)	$(372)	$17,777

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended(1)
	February 1,	February 3,	January 28,
amounts in millions	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$2,260	$4,395	$5,761
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,902	1,906	1,886
Impairment Related to Rationalization Charges	580	—	—
Impairment of Investment	163	—	—
Stock-Based Compensation Expense	176	207	297
Changes in Assets and Liabilities, net of the effects of acquisitions and disposition:
Decrease in Receivables, net	121	116	96
Decrease (Increase) in Merchandise Inventories	743	(491)	(563)
(Increase) Decrease in Other Current Assets	(7)	109	(225)
(Decrease) Increase in Accounts Payable and Accrued Liabilities	(646)	(465)	531
Decrease in Deferred Revenue	(292)	(159)	(123)
Increase (Decrease) in Income Taxes Payable	262	—	(172)
(Decrease) Increase in Deferred Income Taxes	(282)	(348)	46
Increase (Decrease) in Other Long-Term Liabilities	306	186	(51)
Other	242	271	178

Net Cash Provided by Operating Activities	5,528	5,727	7,661

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures, net of $37, $19 and $49 of non-cash capital expenditures in fiscal 2008, 2007 and 2006, respectively	(1,847)	(3,558)	(3,542)
Proceeds from Sale of Business, net	—	8,337	—
Payments for Businesses Acquired, net	—	(13)	(4,268)
Proceeds from Sales of Property and Equipment	147	318	138
Purchases of Investments	(168)	(11,225)	(5,409)
Proceeds from Sales and Maturities of Investments	139	10,899	5,434

Net Cash (Used in) Provided by Investing Activities	(1,729)	4,758	(7,647)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments of) Proceeds from Short-Term Borrowings, net	(1,732)	1,734	(900)
Proceeds from Long-Term Borrowings, net of discount	—	—	8,935
Repayments of Long-Term Debt	(313)	(20)	(509)
Repurchases of Common Stock	(70)	(10,815)	(6,684)
Proceeds from Sale of Common Stock	84	276	381
Cash Dividends Paid to Stockholders	(1,521)	(1,709)	(1,395)
Other Financing Activities	(128)	(105)	(31)

Net Cash Used in Financing Activities	(3,680)	(10,639)	(203)

Increase (Decrease) in Cash and Cash Equivalents	119	(154)	(189)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(45)	(1)	(4)
Cash and Cash Equivalents at Beginning of Year	445	600	793

Cash and Cash Equivalents at End of Year	$519	$445	$600

SUPPLEMENTAL DISCLOSURE OF CASH PAYMENTS MADE FOR:
Interest, net of interest capitalized	$622	$672	$270
Income Taxes	$1,265	$2,524	$3,963

(1)	Fiscal years ended February 1, 2009 and January 28, 2007 include 52 weeks. Fiscal year ended February 3, 2008 includes 53 weeks.

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business, Consolidation and Presentation

The Home Depot, Inc. and its subsidiaries (the “Company”) operate The Home Depot stores, which are full-service, warehouse-style stores averaging approximately 105,000 square feet in size. The stores stock approximately 30,000 to 40,000 different kinds of building materials, home improvement supplies and lawn and garden products that are sold to do-it-yourself customers, do-it-for-me customers, home improvement contractors, tradespeople and building maintenance professionals. At the end of fiscal 2008, the Company was operating 2,274 stores, which included 1,971 The Home Depot stores, 34 EXPO stores, five Yardbirds stores and two THD Design Center stores in the United States, including the Commonwealth of Puerto Rico and the territories of the U.S. Virgin Islands and Guam (“U.S.”), 176 The Home Depot stores in Canada, 74 The Home Depot stores in Mexico and 12 The Home Depot stores in China. On January 26, 2009, the Company announced plans to close the EXPO, THD Design Center and Yardbirds stores as part of the Company’s focus on its core business. The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31. Fiscal year ended February 1, 2009 (“fiscal 2008”) includes 52 weeks, fiscal year ended February 3, 2008 (“fiscal 2007”) includes 53 weeks and fiscal year ended January 28, 2007 (“fiscal 2006”) includes 52 weeks.

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and reported amounts of revenues and expenses in preparing these financial statements in conformity with accounting principles generally accepted in the U.S. Actual results could differ from these estimates.

Fair Value of Financial Instruments

The carrying amounts of Cash and Cash Equivalents, Receivables, Short-Term Debt and Accounts Payable approximate fair value due to the short-term maturities of these financial instruments. The fair value of the Company’s investments is discussed under the caption “Short-Term Investments” in this Note 1. The fair value of the Company’s Long-Term Debt is discussed in Note 6.

Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company’s Cash Equivalents are carried at fair market value and consist primarily of high-grade commercial paper, money market funds and U.S. government agency securities.

Short-Term Investments

Short-Term Investments are recorded at fair value based on current market rates and are classified as available-for-sale.

Accounts Receivable

The Company has an agreement with a third-party service provider who directly extends credit to customers, manages the Company’s private label credit card program and owns the related receivables. We evaluated the third-party entities holding the receivables under the program and concluded that they should not be consolidated by the Company in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities.” The agreement with the third-party service provider expires in 2018, with the Company having the option, but no obligation, to purchase the receivables at the end of the agreement. The deferred interest charges incurred by the Company for its deferred financing programs offered to its customers are included in Cost of Sales. The interchange fees charged to the Company for the customers’ use of the cards and the profit sharing with the third-party administrator are included in Selling, General and Administrative expenses (“SG&A”). The sum of the three is referred to by the Company as “the cost of credit” of the private label credit card program.

In addition, certain subsidiaries of the Company extend credit directly to customers in the ordinary course of business. The receivables due from customers were $37 million and $57 million as of February 1, 2009 and February 3, 2008, respectively. The Company’s valuation reserve related to accounts receivable was not material to the Consolidated Financial Statements of the Company as of the end of fiscal 2008 or 2007.

Merchandise Inventories

The majority of the Company’s Merchandise Inventories are stated at the lower of cost (first-in, first-out) or market, as determined by the retail inventory method. As the inventory retail value is adjusted regularly to reflect market conditions, the inventory valued using the retail method approximates the lower of cost or market. Certain subsidiaries, including retail operations in Canada, Mexico and China, and distribution centers record Merchandise Inventories at the lower of cost or market, as determined by a cost method. These Merchandise Inventories represent approximately 18% of the total Merchandise Inventories balance. The Company evaluates the inventory valued using a cost method at the end of each quarter to ensure that it is carried at the lower of cost or market. The valuation allowance for Merchandise Inventories valued under a cost method was not material to the Consolidated Financial Statements of the Company as of the end of fiscal 2008 or 2007.

Independent physical inventory counts or cycle counts are taken on a regular basis in each store and distribution center to ensure that amounts reflected in the accompanying Consolidated Financial Statements for Merchandise Inventories are properly stated. During the period between physical inventory counts in stores, the Company accrues for estimated losses related to shrink on a store-by-store basis based on historical shrink results and current trends in the business. Shrink (or in the case of excess inventory, “swell”) is the difference between the recorded amount of inventory and the physical inventory. Shrink may occur due to theft, loss, inaccurate records for the receipt of inventory or deterioration of goods, among other things.

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

The Company and its eligible subsidiaries file a consolidated U.S. federal income tax return. Non-U.S. subsidiaries and certain U.S. subsidiaries, which are consolidated for financial reporting purposes, are not eligible to be included in the Company’s consolidated U.S. federal income tax return. Separate provisions for income taxes have been determined for these entities. The Company intends to reinvest substantially all of the unremitted earnings of its non-U.S. subsidiaries and postpone their remittance indefinitely. Accordingly, no provision for U.S. income taxes for these non-U.S. subsidiaries was recorded in the accompanying Consolidated Statements of Earnings.

Depreciation and Amortization

The Company’s Buildings, Furniture, Fixtures and Equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold Improvements are amortized using the straight-line method over the original term of the lease or the useful life of the improvement, whichever is shorter. The Company’s Property and Equipment is depreciated using the following estimated useful lives:

Life

Buildings	5-45 years
Furniture, Fixtures and Equipment	3-20 years
Leasehold Improvements	5-45 years

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

Revenues

The Company recognizes revenue, net of estimated returns and sales tax, at the time the customer takes possession of merchandise or receives services. The liability for sales returns is estimated based on historical return levels. When the Company receives payment from customers before the customer has taken possession of the merchandise or the service has been performed, the amount received is recorded as Deferred Revenue in the accompanying Consolidated Balance Sheets until the sale or service is complete. The Company also records Deferred Revenue for the sale of gift cards and recognizes this revenue upon the redemption of gift cards in Net Sales. Gift card breakage income is recognized based upon historical redemption patterns and represents the balance of gift cards for which the Company believes the likelihood of redemption by the customer is remote. During fiscal 2008, 2007 and 2006, the Company recognized $37 million, $36 million and $33 million, respectively, of gift card breakage income. This income is recorded as other income and is included in the accompanying Consolidated Statements of Earnings as a reduction in SG&A.

Services Revenue

Net Sales include services revenue generated through a variety of installation, home maintenance and professional service programs. In these programs, the customer selects and purchases material for a project and the Company provides or arranges professional installation. These programs are offered through the Company’s stores. Under certain programs, when the Company provides or arranges the installation of a project and the subcontractor provides material as part of the installation, both the material and labor are included in services revenue. The Company recognizes this revenue when the service for the customer is complete.

All payments received prior to the completion of services are recorded in Deferred Revenue in the accompanying Consolidated Balance Sheets. Services revenue was $3.1 billion, $3.5 billion and $3.8 billion for fiscal 2008, 2007 and 2006, respectively.

Self-Insurance

The Company is self-insured for certain losses related to general liability, product liability, automobile, workers’ compensation and medical claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. The expected ultimate cost of claims is estimated based upon analysis of historical data and actuarial estimates.

Prepaid Advertising

Television and radio advertising production costs, along with media placement costs, are expensed when the advertisement first appears. Included in Other Current Assets in the accompanying Consolidated Balance Sheets are $18 million and $31 million, respectively, at the end of fiscal 2008 and 2007 relating to prepayments of production costs for print and broadcast advertising as well as sponsorship promotions.

Vendor Allowances

Vendor allowances primarily consist of volume rebates that are earned as a result of attaining certain purchase levels and advertising co-op allowances for the promotion of vendors’ products that are typically based on guaranteed minimum amounts with additional amounts being earned for attaining certain purchase levels. These vendor allowances are accrued as earned, with those allowances received as a result of attaining certain purchase levels accrued over the incentive period based on estimates of purchases.

Volume rebates and certain advertising co-op allowances earned are initially recorded as a reduction in Merchandise Inventories and a subsequent reduction in Cost of Sales when the related product is sold. Certain advertising co-op allowances that are reimbursements of specific, incremental and identifiable costs incurred to promote vendors’ products are recorded as an offset against advertising expense. In fiscal 2008, 2007 and 2006, gross advertising expense was $1.0 billion, $1.2 billion and $1.2 billion, respectively, which was recorded in SG&A. Specific, incremental and identifiable advertising co-op allowances were $107 million, $120 million and $83 million for fiscal 2008, 2007 and 2006, respectively, and were recorded as an offset to advertising expense in SG&A.

Cost of Sales

Cost of Sales includes the actual cost of merchandise sold and services performed, the cost of transportation of merchandise from vendors to the Company’s stores, locations or customers, the operating cost of the Company’s sourcing and distribution network and the cost of deferred interest programs offered through the Company’s private label credit card program.

The cost of handling and shipping merchandise from the Company’s stores, locations or distribution centers to the customer is classified as SG&A. The cost of shipping and handling, including internal costs and payments to third parties, classified as SG&A was $501 million, $571 million and $545 million in fiscal 2008, 2007 and 2006, respectively.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Company does not amortize goodwill, but does assess the recoverability of goodwill in the third quarter of each fiscal year by determining whether the fair value of each reporting unit supports its carrying value. The fair values of the Company’s identified reporting units were estimated using the present value of expected future discounted cash flows.

The Company amortizes the cost of other intangible assets over their estimated useful lives, which range from 1 to 20 years, unless such lives are deemed indefinite. Intangible assets with indefinite lives are tested in the third quarter of each fiscal year for impairment. The Company recorded no impairment charges for goodwill or other intangible assets for fiscal 2008, 2007 or 2006.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets when management makes the decision to relocate or close a store or other location, or when circumstances indicate the carrying amount of an asset may not be recoverable. A store’s assets are evaluated for impairment by comparing its undiscounted cash flows with its carrying value. If the carrying value is greater than the undiscounted cash flows, a provision is made to write down the related assets to fair value if the carrying value is greater than the fair value. Impairment losses are recorded as a component of SG&A in the accompanying Consolidated Statements of Earnings. When a location closes, the Company also recognizes in SG&A the net present value of future lease obligations, less estimated sublease income.

In fiscal 2008, the Company recorded $580 million of asset impairments and $252 million of lease obligation costs as part of its Rationalization Charges. See Note 2 for more details on the Rationalization Charges. The Company also recorded impairments on the other closings and relocations in the ordinary course of business, which were not material to the Consolidated Financial Statements in fiscal 2008, 2007 and 2006.

Stock-Based Compensation

Effective January 30, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition method. Under the modified prospective transition method, the Company began expensing unvested options granted prior to fiscal 2003 in addition to continuing to recognize stock-based compensation expense for all share-based payments awarded since the adoption of SFAS 123 “Accounting for Stock-Based Compensation” in fiscal 2003. During fiscal 2006, the Company recognized additional stock compensation expense of approximately $40 million as a result of the adoption of SFAS 123(R). Results of prior periods have not been restated.

The per share weighted average fair value of stock options granted during fiscal 2008, 2007 and 2006 was $6.46, $9.45 and $11.88, respectively. The fair value of these options was determined at the date of grant using the Black- Scholes option-pricing model with the following assumptions:

	Fiscal Year Ended
	February 1,	February 3,	January 28,
	2009	2008	2007

Risk-free interest rate	2.9%	4.4%	4.7%
Assumed volatility	33.8%	25.5%	28.5%
Assumed dividend yield	3.5%	2.4%	1.5%
Assumed lives of option	6 years	6 years	5 years

Derivatives

The Company uses derivative financial instruments from time to time in the management of its interest rate exposure on long-term debt and its exposure on foreign currency fluctuations. The Company accounts for its derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

Comprehensive Income

Comprehensive Income includes Net Earnings adjusted for certain revenues, expenses, gains and losses that are excluded from Net Earnings under accounting principles generally accepted in the U.S. Adjustments to Net Earnings and Accumulated Other Comprehensive Income consist primarily of foreign currency translation adjustments.

Foreign Currency Translation

Assets and Liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange on the last day of the reporting period. Revenues and Expenses are generally translated using average exchange rates for the period and equity transactions are translated using the actual rate on the day of the transaction.

Segment Information

The Company operates within a single reportable segment primarily within North America. Net Sales for the Company outside of the U.S. were $7.4 billion for fiscal 2008 and 2007 and were $6.3 billion for fiscal 2006. Long-lived assets outside of the U.S. totaled $2.8 billion and $3.1 billion as of February 1, 2009 and February 3, 2008, respectively.

2.	RATIONALIZATION CHARGES

In fiscal 2008, the Company reduced its square footage growth plans to improve free cash flow, provide stronger returns for the Company and invest in its existing stores to continue improving the customer experience. As a result of this store rationalization plan, the Company determined that it would no longer pursue the opening of approximately 50 U.S. stores that had been in its new store pipeline. The Company expects to dispose of or sublet these pipeline locations over varying periods. The Company also closed 15 underperforming U.S. stores in the second quarter of fiscal 2008, and the Company expects to dispose of or sublet those locations over varying periods.

Also in fiscal 2008, the Company announced that it would exit its EXPO, THD Design Center, Yardbirds and HD Bath businesses in order to focus on its core The Home Depot stores. The Company expects to close 34 EXPO Design Center stores, five Yardbirds stores, two THD Design Center stores and seven HD Bath locations in the first quarter of fiscal 2009, and expects to dispose or sublet those locations over varying periods. These steps will impact approximately 5,000 associates in those locations, their support functions and their distribution centers.

The Company also restructured its support functions to better align the Company’s cost structure with the current economic environment. These actions impacted approximately 2,000 associates.

The Company recognized $951 million in total pretax charges for fiscal 2008 related to these actions. The significant components of the total expected charges and charges incurred to date are as follows (in millions):

	Total	Fiscal	Estimated
	Expected	2008	Remaining
	Charges	Charges	Charges

Asset impairments	$580	$580	$—
Lease obligation costs, net	336	252	84
Severance	82	78	4
Other	103	41	62

Total	$1,101	$951	$150

Inventory markdown costs in Other are included in Cost of Sales in the accompanying Consolidated Statements of Earnings and costs related to asset impairments, lease obligations, severance and other are included in SG&A expenses. Asset impairment charges, including contractual costs to complete certain assets, were determined based on fair market value using market data for each individual property. Lease obligations represent the present value of contractually obligated rental payments offset by estimated sublet income, and therefore are not generally incremental uses of cash.

Activity related to Rationalization Charges for fiscal 2008 was as follows (in millions):

				Accrued
	Fiscal			Balance,
	2008	Cash	Non-cash	February 1,
	Charges	Uses	Uses	2009

Asset impairments	$580	$—	$542	$38
Lease obligation costs, net	252	39	—	213
Severance	78	6	—	72
Other	41	18	3	20

Total	$951	$63	$545	$343

3.	CHANGE IN ACCOUNTING PRINCIPLE

During fiscal 2008, the Company implemented a new enterprise resource planning (“ERP”) system, including a new inventory system, for its retail operations in Canada. Along with this implementation, the Company changed its method of accounting for Merchandise Inventories for its retail operations in Canada from the lower of cost (first-in, first-out) or market, as determined by the retail inventory method, to the lower of cost or market using a weighted-average cost method. As of the end of fiscal 2008, the implementation of the new inventory system and related conversion to the weighted-average cost method for Canadian retail operations was complete.

The new ERP system allows the Company to utilize the weighted-average cost method, which the Company believes will result in greater precision in the costing of inventories and a better matching of cost of sales with revenue generated. The effect of the change on the Merchandise Inventories and Retained Earnings balances was not material. Prior to the inventory system conversion, the Company could not determine the impact of the change to the weighted-average cost method and therefore, could not retroactively apply the change to periods prior to fiscal 2008.

4.	DISPOSITION AND ACQUISITIONS

On August 30, 2007, the Company closed the sale of HD Supply. The Company received $8.3 billion of net proceeds for the sale of HD Supply and recognized a $4 million loss, net of tax, in fiscal 2007. In fiscal 2008, the Company finalized working capital adjustments related to the sale and recorded a loss of $52 million, net of tax.

In connection with the sale, the Company purchased a 12.5% equity interest in the newly formed HD Supply for $325 million. In fiscal 2008, the Company determined its 12.5% equity interest in HD Supply was impaired and recorded a $163 million charge to write-down the investment, which is included in Interest and Other, net, in the accompanying Consolidated Statements of Earnings.

Also in connection with the sale, the Company guaranteed a $1.0 billion senior secured loan (“guaranteed loan”) of HD Supply. The fair value of the guarantee, which was determined to be approximately $16 million, is recorded as a liability of the Company and included in Other Long-Term Liabilities. The guaranteed loan has a term of five years and the Company is responsible for up to $1.0 billion and any unpaid interest in the event of non-payment by HD Supply. The guaranteed loan is collateralized by certain assets of HD Supply.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company reclassified the results of HD Supply as discontinued operations in its Consolidated Statements of Earnings for all periods presented.

The following table presents Net Sales and Earnings of HD Supply through August 30, 2007 and the losses on disposition which have been classified as discontinued operations in the Consolidated Statements of Earnings for fiscal 2008, 2007 and 2006 (amounts in millions):

	Fiscal Year Ended
	February 1,	February 3,	January 28,
	2009	2008	2007

Net Sales	$—	$7,391	$11,815

Earnings Before Provision for Income Taxes	$—	$291	$806
Provision for Income Taxes	—	(102)	(311)
Loss on Discontinued Operations, net	(52)	(4)	—

Earnings (Loss) from Discontinued Operations, net of tax	$(52)	$185	$495

The Company made no acquisitions during fiscal 2008. The aggregate purchase price for acquisitions in fiscal 2007 and 2006 was $25 million and $4.5 billion, respectively, including $3.5 billion for Hughes Supply in fiscal 2006. The Company recorded Goodwill related to the HD Supply businesses of $20 million and $2.8 billion for fiscal 2007 and 2006, respectively, and recorded no Goodwill related to its retail businesses for fiscal 2007 and $229 million for fiscal 2006.

5.	STAFF ACCOUNTING BULLETIN NO. 108

In fiscal 2006, the Company adopted Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses the process of quantifying prior year financial statement misstatements and their impact on current year financial statements. The provisions of SAB 108 allowed companies to report the cumulative effect of correcting immaterial prior year misstatements, based on the Company’s historical method for evaluating misstatements, by adjusting the opening balance of retained earnings in the financial statements of the year of adoption rather than amending previously filed reports. In accordance with SAB 108, the Company adjusted beginning Retained Earnings for fiscal 2006 in the accompanying Consolidated Financial Statements for the items described below. The Company does not consider these adjustments to have a material impact on the Company’s consolidated financial statements in any of the prior years affected.

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

As previously disclosed, the staff of the SEC began in June 2006 an informal inquiry into the Company’s stock option practices, and the Office of the U.S. Attorney for the Southern District of New York also requested information on the subject. On December 10, 2008, the SEC stated in a letter to the Company that it did not intend to take any action as a result of the inquiry. The SEC matter is therefore now closed, and the Company has not received any communication from the Office of the U.S. Attorney since 2006.

The Company does not believe that the effect of the stock option adjustment was material, either quantitatively or qualitatively, in any of the years covered by the review of these items. In reaching that determination, the following quantitative measures were considered (dollars in millions):

	Net After-Tax		Percent of
	Effect of	Reported Net	Reported Net
Fiscal Year	Adjustment	Earnings	Earnings

2005	$11	$5,838	0.19%
2004	18	5,001	0.36
2003	18	4,304	0.42
2002	21	3,664	0.57
1981-2001	159	14,531	1.09

Total	$227	$33,338	0.68%

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

Impact of Adjustments

The impact of each of the items noted above, net of tax, on fiscal 2006 beginning balances are presented below (amounts in millions):

	Cumulative Effect as of January 30, 2006
	Stock Option	Vendor
	Practices	Credits	Total

Merchandise Inventories	$—	$9	$9
Accounts Payable	—	(59)	(59)
Deferred Income Taxes	11	20	31
Other Accrued Expenses	(37)	—	(37)
Paid-In Capital	(201)	—	(201)
Retained Earnings	227	30	257

Total	$—	$—	$—

6.	DEBT

The Company has commercial paper programs that allow for borrowings up to $3.25 billion. All of the Company’s short-term borrowings in fiscal 2008 and 2007 were under these commercial paper programs. In connection with the commercial paper programs, the Company has a back-up credit facility with a consortium of banks for borrowings up to $3.25 billion. The credit facility, which expires in December 2010, contains various restrictive covenants, all of which we are in compliance. None of the covenants are expected to impact the Company’s liquidity or capital resources.

Short-Term Debt under the commercial paper programs was as follows (dollars in millions):

	February 1,	February 3,
	2009	2008

Balance outstanding at fiscal year-end	$—	$1,747
Maximum amount outstanding at any month-end	$1,771	$1,747
Average daily short-term borrowings	$403	$526
Weighted average interest rate	3.4%	5.0%

The Company’s Long-Term Debt at the end of fiscal 2008 and 2007 consisted of the following (amounts in millions):

	February 1,	February 3,
	2009	2008

3.75% Senior Notes; due September 15, 2009; interest payable semi-annually on March 15 and September 15	$999	$998
Floating Rate Senior Notes; due December 16, 2009; interest payable on March 16, June 16, September 16 and December 16	750	750
4.625% Senior Notes; due August 15, 2010; interest payable semi-annually on February 15 and August 15	998	998
5.20% Senior Notes; due March 1, 2011; interest payable semi-annually on March 1 and September 1	1,000	1,000
5.25% Senior Notes; due December 16, 2013; interest payable semi-annually on June 16 and December 16	1,245	1,244
5.40% Senior Notes; due March 1, 2016; interest payable semi-annually on March 1 and September 1	3,047	3,017
5.875% Senior Notes; due December 16, 2036; interest payable semi-annually on June 16 and December 16	2,959	2,959
Capital Lease Obligations; payable in varying installments through January 31, 2055	417	415
Other	19	302

Total debt	11,434	11,683
Less current installments	1,767	300

Long-Term Debt, excluding current installments	$9,667	$11,383

During fiscal 2008 and 2007, the Company entered into interest rate swaps, accounted for as fair value hedges, with notional amounts of $3.0 billion, that swapped fixed rate interest on the Company’s $3.0 billion 5.40% Senior Notes for variable rate interest equal to LIBOR plus 60 to 149 basis points. In fiscal 2008, the Company received $56 million to settle these swaps, which will be amortized to reduce net Interest Expense over the remaining term of the debt.

At February 1, 2009, the Company had outstanding an interest rate swap, accounted for as a cash flow hedge, with a notional amount of $750 million that swaps variable rate interest on the Company’s $750 million floating rate Senior Notes for fixed rate interest at 4.36% that expires on December 16, 2009. At February 1, 2009, the approximate fair value of this agreement was a liability of $21 million, which is the estimated amount the Company would have paid to settle the interest rate swap agreement.

The Senior Notes may be redeemed by the Company at any time, in whole or in part, at a redemption price plus accrued interest up to the redemption date. The redemption price is equal to the greater of (1) 100% of the principal amount of the Senior Notes to be redeemed, or (2) the sum of the present values of the remaining scheduled payments of principal and interest to maturity.

Additionally, if a Change in Control Triggering Event occurs, as defined by the terms of the Floating Rate Senior Notes and 5.25% Senior Notes issuance (together the “December 2006 Issuance”), holders of the December 2006 Issuance have the right to require the Company to redeem those notes at 101% of the aggregate principal amount of the notes plus accrued interest up to the redemption date.

The Company is generally not limited under the indentures governing the Senior Notes in its ability to incur additional indebtedness or required to maintain financial ratios or specified levels of net worth or liquidity. However, the indenture governing the Senior Notes contains various restrictive covenants, none of which is expected to impact the Company’s liquidity or capital resources.

Interest Expense in the accompanying Consolidated Statements of Earnings is net of interest capitalized of $20 million, $46 million and $47 million in fiscal 2008, 2007 and 2006, respectively. Maturities of Long-Term Debt are $1.8 billion for fiscal 2009, $1.0 billion for fiscal 2010, $1.0 billion for fiscal 2011, $24 million for fiscal 2012, $1.3 billion for fiscal 2013 and $6.3 billion thereafter. As of February 1, 2009, the market value of the Senior Notes was approximately $10.0 billion.

7.	INCOME TAXES

The components of Earnings from Continuing Operations before Provision for Income Taxes for fiscal 2008, 2007 and 2006 were as follows (amounts in millions):

	Fiscal Year Ended
	February 1,	February 3,	January 28,
	2009	2008	2007

United States	$3,136	$5,905	$7,915
Foreign	454	715	587

Total	$3,590	$6,620	$8,502

The Provision for Income Taxes consisted of the following (amounts in millions):

	Fiscal Year Ended
	February 1,	February 3,	January 28,
	2009	2008	2007

Current:
Federal	$1,283	$2,055	$2,557
State	198	285	361
Foreign	85	310	326

	1,566	2,650	3,244

Deferred:
Federal	(209)	(242)	(2)
State	(56)	17	(1)
Foreign	(23)	(15)	(5)

	(288)	(240)	(8)

Total	$1,278	$2,410	$3,236

The Company’s combined federal, state and foreign effective tax rates for fiscal 2008, 2007 and 2006, net of offsets generated by federal, state and foreign tax benefits, were approximately 35.6%, 36.4% and 38.1%, respectively.

The reconciliation of the Provision for Income Taxes at the federal statutory rate of 35% to the actual tax expense for the applicable fiscal years was as follows (amounts in millions):

	Fiscal Year Ended
	February 1,	February 3,	January 28,
	2009	2008	2007

Income taxes at federal statutory rate	$1,257	$2,317	$2,976
State income taxes, net of federal income tax benefit	92	196	234
Other, net	(71)	(103)	26

Total	$1,278	$2,410	$3,236

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of February 1, 2009 and February 3, 2008, were as follows (amounts in millions):

	February 1,	February 3,
	2009	2008

Current:
Deferred Tax Assets:
Property and equipment	$85	$—
Accrued self-insurance liabilities	143	155
Other accrued liabilities	490	601

Current Deferred Tax Assets	718	756
Deferred Tax Liabilities:
Accelerated inventory deduction	(114)	(118)
Other	(118)	(113)

Current Deferred Tax Liabilities	(232)	(231)

Current Deferred Tax Assets, net	486	525

Noncurrent:
Deferred Tax Assets:
Accrued self-insurance liabilities	317	285
State income taxes	118	105
Capital loss carryover	65	56
Net operating losses	71	52
Other	222	54
Valuation allowance	(12)	(7)

Noncurrent Deferred Tax Assets	781	545
Deferred Tax Liabilities:
Property and equipment	(1,068)	(1,133)
Goodwill and other intangibles	(78)	(69)
Other	—	(31)

Noncurrent Deferred Tax Liabilities	(1,146)	(1,233)

Noncurrent Deferred Tax Liabilities, net	(365)	(688)

Net Deferred Tax Assets (Liabilities)	$121	$(163)

Current deferred tax assets and current deferred tax liabilities are netted by tax jurisdiction and noncurrent deferred tax assets and noncurrent deferred tax liabilities are netted by tax jurisdiction, and are included in the accompanying Consolidated Balance Sheets as follows (amounts in millions):

	February 1,	February 3,
	2009	2008

Other Current Assets	$491	$535
Other Assets	4	—
Other Accrued Expenses	(5)	(10)
Deferred Income Taxes	(369)	(688)

Net Deferred Tax Assets (Liabilities)	$121	$(163)

The Company believes that the realization of the deferred tax assets is more likely than not, based upon the expectation that it will generate the necessary taxable income in future periods and, except for certain net operating losses discussed below, no valuation reserves have been provided.

At February 1, 2009, the Company had state and foreign net operating loss carryforwards available to reduce future taxable income, expiring at various dates from 2010 to 2028. Management has concluded that it is more likely than not that the tax benefits related to the net operating losses will be realized. However, certain foreign net operating losses are in jurisdictions where the expiration period is too short to be assured of utilization. Therefore, a $12 million valuation allowance has been provided to reduce the deferred tax asset related to net operating losses to an amount that is more likely than not to be realized. Total valuation allowances at February 1, 2009 and February 3, 2008 were $12 million and $7 million, respectively.

As a result of its sale of HD Supply, the Company incurred a tax loss, resulting in a net capital loss carryover of approximately $187 million. The tax loss on sale resulted primarily from the Company’s tax basis in excess of its book investment in HD Supply. The net capital loss carryover will expire if not used by 2012. However, the Company has concluded that it is more likely than not that the tax benefits related to the capital loss carryover will be realized based on its ability to generate adequate capital gain income during the carryover period. Therefore, no valuation allowance has been provided.

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

On January 29, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). Among other things, FIN 48 requires application of a “more likely than not” threshold to the recognition and derecognition of tax positions. It further requires that a change in judgment related to prior years’ tax positions be recognized in the quarter of such change. The adoption of FIN 48 reduced the Company’s Retained Earnings by $111 million. As a result of the implementation, the gross amount of unrecognized tax benefits at January 29, 2007 for continuing operations totaled $667 million. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for continuing operations is as follows (amounts in millions):

	February 1,	February 3,
	2009	2008

Unrecognized tax benefits balance at beginning of fiscal year	$608	$667
Additions based on tax positions related to the current year	67	66
Additions for tax positions of prior years	231	25
Reductions for tax positions of prior years	(142)	(115)
Reductions due to settlements	(65)	(31)
Reductions due to lapse of statute of limitations	(4)	(4)

Unrecognized tax benefits balance at end of fiscal year	$695	$608

The gross amount of unrecognized tax benefits as of February 1, 2009 includes $401 million of net unrecognized tax benefits that, if recognized, would affect the annual effective income tax rate.

During fiscal 2008, the Company decreased its interest accrual associated with uncertain tax positions by approximately $19 million and paid interest of approximately $12 million. During fiscal 2007, the Company increased its interest accrual associated with uncertain tax positions by approximately $32 million and paid interest of approximately $8 million. Total accrued interest as of February 1, 2009 and February 3, 2008 is $109 million and $140 million, respectively. There were no penalty accruals during fiscal 2008 or 2007. Interest and penalties are included in net interest expense and operating expenses, respectively. Our classification of interest and penalties did not change as a result of the adoption of FIN 48.

The Company’s income tax returns are routinely examined by domestic and foreign tax authorities. These audits generally include queries regarding the cost recovery of certain assets, which may result in timing differences. During 2007, the IRS completed its examination of the Company’s fiscal 2003 and 2004 income tax returns, with the exception of certain issues that are currently under appeal. During 2008, the IRS began its examination of the Company’s U.S. federal income tax returns for fiscal years 2005 and 2006. The Canadian governments, including various provinces, are currently auditing income tax returns for the years 2004 through 2005. Also, during 2008, the company entered into an Advance Pricing Agreement which settled a transfer pricing issue for the years 2004 through 2008 related to intangible assets provided from the U.S. There are also ongoing U.S. state and local audits covering tax years 2001 to 2006. At this time, the Company does not expect the results from any income tax audit to have a material impact on the Company’s financial statements.

The Company believes that certain adjustments under appeal for the completed IRS examination, as well as certain state audits, will be agreed upon within the next twelve months. The Company has classified approximately $18 million of the reserve for unrecognized tax benefits as a short-term liability in the accompanying Consolidated Balance Sheets. Final settlement of these audit issues may result in payments that are more or less than these amounts, but the Company does not anticipate the resolution of these matters will result in a material change to its consolidated financial position or results of operations.

8.	EMPLOYEE STOCK PLANS

The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan (“2005 Plan”) and The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan (“1997 Plan” and collectively with the 2005 Plan, the “Plans”) provide that incentive and non-qualified stock options, stock appreciation rights, restricted shares, performance shares, performance units and deferred shares may be issued to selected associates, officers and directors of the Company. Under the 2005 Plan, the maximum number of shares of the Company’s common stock authorized for issuance is 255 million shares, with any award other than a stock option reducing the number of shares available for issuance by 2.11 shares. As of February 1, 2009, there were 205 million shares available for future grants under the 2005 Plan. No additional equity awards may be issued from the 1997 Plan after the adoption of the 2005 Plan on May 26, 2005.

Under the terms of the Plans, incentive stock options and non-qualified stock options are to be priced at or above the fair market value of the Company’s stock on the date of the grant. Typically, incentive stock options and non-qualified stock options vest at the rate of 25% per year commencing on the first or second anniversary date of the grant and expire on the tenth anniversary date of the grant. Certain of the non-qualified stock options also include performance options which vest on the later of the first anniversary date of the grant and the date the closing price of the Company’s common stock has been 25% greater than the exercise price of the options for 30 consecutive trading days. The Company recognized $47 million, $61 million and $148 million of stock-based compensation expense in fiscal 2008, 2007 and 2006, respectively, related to stock options.

Restrictions on the restricted stock issued under the Plans generally lapse according to one of the following schedules: (1) the restrictions of the restricted stock lapse over various periods up to five years, (2) the restrictions on 25% of the restricted stock lapse upon the third and sixth anniversaries of the date of issuance with the remaining 50% of the restricted stock lapsing upon the associate’s attainment of age 62, or (3) the restrictions on 25% of the restricted stock lapse upon the third and sixth anniversaries of the date of issuance with the remaining 50% of the restricted stock lapsing upon the earlier of the associate’s attainment of age 60 or the tenth anniversary date. The restricted stock also includes the Company’s performance shares, the payout of which is dependent on the Company’s total shareholders return percentile ranking compared to the performance of individual companies included in the S&P 500 index at the end of the three-year performance cycle. Additionally, certain awards may become non-forfeitable upon the attainment of age 60, provided the associate has had five years of continuous service. The fair value of the restricted stock is expensed over the period during which the restrictions lapse. The Company recorded stock-based compensation expense related to restricted stock of $109 million, $122 million and $95 million in fiscal 2008, 2007 and 2006, respectively.

In fiscal 2008, 2007 and 2006, there were 641 thousand, 593 thousand and 417 thousand deferred shares, respectively, granted under the Plans. Each deferred share entitles the person to one share of common stock to be received up to five years after the vesting date of the deferred shares, subject to certain deferral rights of the associate. The Company recorded stock-based compensation expense related to deferred shares of $9 million, $10 million and $37 million in fiscal 2008, 2007 and 2006, respectively.

As of February 1, 2009, there were 2.5 million non-qualified stock options outstanding under non-qualified stock option plans that are not part of the Plans.

The Company maintains two Employee Stock Purchase Plans (“ESPPs”) (U.S. and non-U.S. plans). The plan for U.S. associates is a tax-qualified plan under Section 423 of the Internal Revenue Code. The non-U.S. plan is not a Section 423 plan. As of February 1, 2009, there were 15 million shares available under the plan for U.S associates and 21 million shares available under the non-U.S. plan. The purchase price of shares under the ESPPs is equal to 85% of the stock’s fair market value on the last day of the purchase period. During fiscal 2008, there were 3 million shares purchased under the ESPPs at an average price of $19.74. Under the outstanding ESPPs as of February 1, 2009, employees have contributed $6 million to purchase shares at 85% of the stock’s fair market value on the last day (June 30, 2009) of the purchase period. The Company recognized $11 million, $14 million and $17 million of stock-based compensation in fiscal 2008, 2007 and 2006, respectively, related to the ESPPs.

In total, the Company recorded stock-based compensation expense, including the expense of stock options, ESPPs, restricted stock and deferred stock units, of $176 million, $207 million and $297 million, in fiscal 2008, 2007 and 2006, respectively.

The following table summarizes stock options outstanding at February 1, 2009, February 3, 2008 and January 28, 2007, and changes during the fiscal years ended on these dates (shares in thousands):

		Weighted
	Number of	Average Exercise
	Shares	Price

Outstanding at January 29, 2006	84,032	$37.24

Granted	257	39.53
Exercised	(10,045)	28.69
Canceled	(8,103)	40.12

Outstanding at January 28, 2007	66,141	$38.20

Granted	2,926	37.80
Exercised	(6,859)	28.50
Canceled	(9,843)	40.68

Outstanding at February 3, 2008	52,365	$38.98

Granted	5,226	26.09
Exercised	(777)	22.55
Canceled	(4,800)	39.14

Outstanding at February 1, 2009	52,014	$37.91

The total intrinsic value of stock options exercised was $4 million, $63 million and $120 million in fiscal 2008, 2007 and 2006, respectively. As of February 1, 2009, there were approximately 52 million stock options outstanding with a weighted average remaining life of 4 years and an intrinsic value of $1.4 million. As of February 1, 2009, there were approximately 42 million options exercisable with a weighted average exercise price of $39.33, a weighted average remaining life of 4 years, and no intrinsic value. As of February 1, 2009, there were approximately 51 million shares vested or expected to ultimately vest. As of February 1, 2009, there was $47 million of unamortized stock-based compensation expense related to stock options which is expected to be recognized over a weighted average period of 3 years.

The following table summarizes restricted stock outstanding at February 1, 2009 (shares in thousands):

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value

Outstanding at January 29, 2006	5,308	$35.76

Granted	7,575	41.37
Restrictions lapsed	(1,202)	38.03
Canceled	(1,551)	39.00

Outstanding at January 28, 2007	10,130	$39.20

Granted	7,091	39.10
Restrictions lapsed	(2,662)	39.01
Canceled	(2,844)	39.37

Outstanding at February 3, 2008	11,715	$39.14

Granted	7,938	27.14
Restrictions lapsed	(1,251)	34.37
Canceled	(2,115)	34.86

Outstanding at February 1, 2009	16,287	$34.22

As of February 1, 2009, there was $320 million of unamortized stock-based compensation expense related to restricted stock which is expected to be recognized over a weighted average period of 3 years. The total fair value of restricted stock shares vesting during fiscal 2008, 2007 and 2006 were $33 million, $103 million and $48 million, respectively.

9.	LEASES

The Company leases certain retail locations, office space, warehouse and distribution space, equipment and vehicles. While most of the leases are operating leases, certain locations and equipment are leased under capital leases. As leases expire, it can be expected that, in the normal course of business, certain leases will be renewed or replaced.

Certain lease agreements include escalating rents over the lease terms. The Company expenses rent on a straight-line basis over the lease term which commences on the date the Company has the right to control the property. The cumulative expense recognized on a straight-line basis in excess of the cumulative payments is included in Other Accrued Expenses and Other Long-Term Liabilities in the accompanying Consolidated Balance Sheets.

The Company had a lease agreement under which the Company leased certain assets totaling $282 million. This lease was originally created under a structured financing arrangement and involved two special purpose entities. The Company financed a portion of its new stores opened in fiscal years 1997 through 2003 under this lease agreement. Under this agreement, the lessor purchased the properties, paid for the construction costs and subsequently leased the facilities to the Company. The Company recorded the rental payments under the terms of the operating lease agreements as SG&A in the accompanying Consolidated Statements of Earnings.

The $282 million lease agreement expired in fiscal 2008, and the Company exercised its option to purchase the assets under this lease for $282 million. As a result of this purchase, the Company paid off $282 million of Long-Term Debt included in the structured financing arrangement and reclassified $282 million from Long-Term Notes Receivable to Property and Equipment in the accompanying Consolidated Balance Sheets.

Total rent expense, net of minor sublease income for fiscal 2008, 2007 and 2006 was $846 million, $824 million and $768 million, respectively. Certain store leases also provide for contingent rent payments based on percentages of sales in excess of specified minimums. Contingent rent expense for fiscal 2008, 2007 and 2006 was approximately $5 million, $6 million and $9 million, respectively. Real estate taxes, insurance, maintenance and operating expenses applicable to the leased property are obligations of the Company under the lease agreements.

The approximate future minimum lease payments under capital and all other leases at February 1, 2009 were as follows (in millions):

	Capital	Operating
Fiscal Year	Leases	Leases

2009	$88	$804
2010	89	724
2011	89	642
2012	89	572
2013	89	522
Thereafter through 2097	922	5,474

	1,366	$8,738

Less imputed interest	949

Net present value of capital lease obligations	417
Less current installments	16

Long-term capital lease obligations, excluding current installments	$401

Short-term and long-term obligations for capital leases are included in the accompanying Consolidated Balance Sheets in Current Installments of Long-Term Debt and Long-Term Debt, respectively. The assets under capital leases recorded in Property and Equipment, net of amortization, totaled $309 million and $327 million at February 1, 2009 and February 3, 2008, respectively.

10.	EMPLOYEE BENEFIT PLANS

The Company maintains active defined contribution retirement plans for its employees (the “Benefit Plans”). All associates satisfying certain service requirements are eligible to participate in the Benefit Plans. The Company makes cash contributions each payroll period up to specified percentages of associates’ contributions as approved by the Board of Directors.

The Company also maintains a restoration plan to provide certain associates deferred compensation that they would have received under the Benefit Plans as a matching contribution if not for the maximum compensation limits under the Internal Revenue Code. The Company funds the restoration plan through contributions made to a grantor trust, which are then used to purchase shares of the Company’s common stock in the open market.

The Company’s contributions to the Benefit Plans and the restoration plan were $158 million, $152 million and $135 million for fiscal 2008, 2007 and 2006, respectively. At February 1, 2009, the Benefit Plans and the restoration plan held a total of 20 million shares of the Company’s common stock in trust for plan participants.

11.	BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES

The reconciliation of basic to diluted weighted average common shares for fiscal 2008, 2007 and 2006 is as follows (amounts in millions):

	Fiscal Year Ended
	February 1,	February 3,	January 28,
	2009	2008	2007

Weighted average common shares	1,682	1,849	2,054
Effect of potentially dilutive securities:
Stock Plans	4	7	8

Diluted weighted average common shares	1,686	1,856	2,062

Stock plans include shares granted under the Company’s employee stock plans as described in Note 8 to the Consolidated Financial Statements. Options to purchase 52.2 million, 43.4 million and 45.4 million shares of common stock at February 1, 2009, February 3, 2008 and January 28, 2007, respectively, were excluded from the computation of Diluted Earnings per Share because their effect would have been anti-dilutive.

12.	COMMITMENTS AND CONTINGENCIES

At February 1, 2009, the Company was contingently liable for approximately $695 million under outstanding letters of credit and open accounts issued for certain business transactions, including insurance programs, trade contracts and construction contracts. The Company’s letters of credit are primarily performance-based and are not based on changes in variable components, a liability or an equity security of the other party.

The Company is a defendant in numerous cases containing class-action allegations in which the plaintiffs are current and former hourly associates who allege that the Company failed to provide work breaks. The complaints generally seek unspecified monetary damages, injunctive relief or both. Class or collective-action certification has yet to be addressed in most of these cases. The Company has reached a tentative settlement with the plaintiffs in certain of these cases, subject to court approval. The reserve recorded by the Company for these cases is not material to the consolidated financial statements. The Company cannot reasonably estimate the possible loss which may arise from the remainder of these lawsuits. These matters, if decided adversely to or settled by the Company, individually or in the aggregate, may result in a liability material to the Company’s consolidated financial condition or results of operations. The Company is vigorously defending itself against these actions.

13.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly consolidated results of operations from continuing operations for the fiscal years ended February 1, 2009 and February 3, 2008 (dollars in millions, except per share data):

				Basic	Diluted
			Earnings (Loss)	Earnings per	Earnings per
			from	Share from	Share from
			Continuing	Continuing	Continuing
	Net Sales	Gross Profit	Operations	Operations	Operations

Fiscal Year Ended February 1, 2009:
First Quarter	$17,907	$6,072	$356	$0.21	$0.21
Second Quarter	20,990	6,964	1,202	0.72	0.71
Third Quarter	17,784	5,994	756	0.45	0.45
Fourth Quarter	14,607	4,960	(2)	0.00	0.00

Fiscal Year	$71,288	$23,990	$2,312	$1.37	$1.37

Fiscal Year Ended February 3, 2008:
First Quarter	$18,545	$6,263	$947	$0.48	$0.48
Second Quarter	22,184	7,341	1,521	0.78	0.77
Third Quarter	18,961	6,339	1,071	0.59	0.59
Fourth Quarter	17,659	6,054	671	0.40	0.40

Fiscal Year	$77,349	$25,997	$4,210	$2.28	$2.27

Note: The quarterly data may not sum to fiscal year totals.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended February 1, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The information required by this item is incorporated by reference to Item 8. “Financial Statements and Supplementary Data” of this report.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this item, other than the information regarding the executive officers of the Company set forth below, is incorporated by reference to the sections entitled “Election of Directors and Director Biographies,” “Board of Directors Information,” “General” and “Audit Committee Report” in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders (the “Proxy Statement”).

Executive officers of the Company are appointed by, and serve at the pleasure of, the Board of Directors. The current executive officers of the Company are as follows:

FRANCIS S. BLAKE, age 59, has been Chairman and Chief Executive Officer since January 2007. From March 2002 through January 2007, he served as the Company’s Executive Vice President – Business Development and Corporate Operations. Mr. Blake serves as a director of The Southern Company.

TIMOTHY M. CROW, age 53, has been Executive Vice President – Human Resources since February 2007. From March 2005 through February 2007, he served as Senior Vice President – Human Resources, Organization, Talent and Performance Systems and he served as Vice President – Human Resources, Performance Systems from May 2002 through March 2005. Mr. Crow previously served as Senior Vice President – Human Resources of K-Mart Corporation, a mass merchandising company, from January 2001 through May 2002.

MARVIN R. ELLISON, age 44, has been Executive Vice President – U.S. Stores since August 2008. From January 2006 through August 2008, he served as President – Northern Division. From August 2005 through January 2006, he served as Senior Vice President – Logistics and from October 2004 through August 2005 he served as Vice President – Logistics. From June 2002 through October 2004, he served as Vice President – Loss Prevention. From 1987 until June 2002, Mr. Ellison held various management and executive level positions with Target Corporation, a general merchandise retailer. His final position with Target was Director, Assets Protection.

CRAIG A. MENEAR, age 51, has been Executive Vice President – Merchandising since April 2007. From August 2003 through April 2007, he served as Senior Vice President – Merchandising. From 1997 through August 2003, Mr. Menear served in various management and vice president level positions in the Company’s Merchandising department, including Merchandising Vice President of Hardware, Merchandising Vice President of the Southwest Division, and Divisional Merchandise Manager of the Southwest Division.

RICARDO E. SALDÍVAR, age 56, has been President – Mexico since March 2006. From August 2001 through March 2006, he served as Region President – Mexico. From 1985 to August 2001, Mr. Saldivar held various management and executive level positions with Grupo Alfa, a Mexican conglomerate. His final position with Grupo Alfa was President and Chief Executive Officer of Total Home.

CAROL B. TOMÉ, age 52, has been Chief Financial Officer since May 2001 and Executive Vice President – Corporate Services since January 2007. Prior thereto, Ms. Tomé served as Senior Vice President – Finance and Accounting/Treasurer from February 2000 through May 2001 and as Vice President and Treasurer from 1995 through February 2000. From 1992 until 1995, when she joined the Company, Ms. Tomé was Vice President and Treasurer of Riverwood International Corporation, a provider of paperboard packaging. Ms. Tomé serves as a director of United Parcel Service, Inc. and the Federal Reserve Bank of Atlanta.

JACK A. VANWOERKOM, age 55, has been Executive Vice President, General Counsel and Corporate Secretary since June 2007. Prior thereto, Mr. VanWoerkom served as Executive Vice President, General Counsel and Secretary of Staples, Inc., an office products company, from March 2003 through May 2007 and as Senior Vice President, General Counsel and Secretary of Staples, Inc. from March 1999 until March 2003. Mr. VanWoerkom serves as a director of Wright Express Corporation.

ANNETTE M. VERSCHUREN, age 52, has been President, The Home Depot Canada since March 1996 and President, The Home Depot Asia since September 2006. From April 2003 through October 2005, she also served as President, EXPO Design Center. Ms. Verschuren serves as a director of Liberty Mutual Holding Company Inc.

Item 11.	Executive Compensation.

The information required by this item is incorporated by reference to the sections entitled “Executive Compensation,” “Compensation Discussion & Analysis,” “Compensation Committee Report” and “Director Compensation” in the Company’s Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the sections entitled “Beneficial Ownership of Common Stock” and “Executive Compensation” in the Company’s Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the sections entitled “Board of Directors Information” and “General” in the Company’s Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the section entitled “Independent Registered Public Accounting Firm’s Fees” in the Company’s Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following financial statements are set forth in Item 8 hereof:

—	Consolidated Statements of Earnings for the fiscal years ended February 1, 2009, February 3, 2008 and January 28, 2007;

—	Consolidated Balance Sheets as of February 1, 2009 and February 3, 2008;

—	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the fiscal years ended February 1, 2009, February 3, 2008 and January 28, 2007;

—	Consolidated Statements of Cash Flows for the fiscal years ended February 1, 2009, February 3, 2008 and January 28, 2007;

—	Notes to Consolidated Financial Statements;

—	Management’s Responsibility for Financial Statements and Management’s Report on Internal Control Over Financial Reporting; and

—	Reports of Independent Registered Public Accounting Firm.

(2)	Financial Statement Schedules

All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(3)	Exhibits

Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the Securities and Exchange Commission, as indicated by the references in brackets. All other exhibits are filed herewith. Our Current, Quarterly and Annual Reports are filed with the Securities and Exchange Commission under File No. 1-8207. Our Registration Statements have the file numbers noted wherever such statements are identified in the following list of exhibits.

*2	.1	Purchase and Sale Agreement, dated as of June 19, 2007, by and between The Home Depot, Inc., THD Holdings, LLC, Home Depot International, Inc., Homer TLC, Inc. and Pro Acquisition Corporation. [Form 8-K filed on June 20, 2007, Exhibit 2.1]
*2	.2	Letter agreement, dated August 14, 2007, by and between The Home Depot, Inc., THD Holdings, LLC, Home Depot International, Inc., Homer TLC, Inc. and Pro Acquisition Corporation. [Form 8-K filed on August 15, 2007, Exhibit 2.1]
*2	.3	Amendment, dated August 27, 2007, by and between The Home Depot, Inc., THD Holdings, LLC, Home Depot International, Inc., Homer TLC, Inc. and Pro Acquisition Corporation. [Form 10-Q for the fiscal quarter ended July 29, 2007, Exhibit 2.3]
*3	.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q for the fiscal quarter ended August 4, 2002, Exhibit 3.1]
*3	.2	By-Laws, as amended and restated. [Form 8-K filed on November 21, 2008, Exhibit 3.1]
*4	.1	Indenture, dated as of September 16, 2004, between The Home Depot, Inc. and The Bank of New York. [Form 8-K filed September 17, 2004, Exhibit 4.1]
*4	.2	Indenture, dated as of May 4, 2005, between The Home Depot, Inc. and The Bank of New York Trust Company, N.A., as Trustee. [Form S-3 (File No. 333-124699) filed May 6, 2005, Exhibit 4.1]

*4	.3	Form of 3.75% Senior Note due September 15, 2009. [Form 8-K filed on September 17, 2004, Exhibit 4.2]
*4	.4	Form of 4.625% Senior Note due August 15, 2010. [Form 10-K for the fiscal year ended January 29, 2006, Exhibit 4.6]
*4	.5	Form of 5.20% Senior Note due March 1, 2011. [Form 8-K filed March 23, 2006, Exhibit 4.1]
*4	.6	Form of 5.40% Senior Note due March 1, 2016. [Form 8-K filed March 23, 2006, Exhibit 4.2]
*4	.7	Form of Floating Rate Senior Note due December 16, 2009. [Form 8-K filed December 19, 2006, Exhibit 4.1]
*4	.8	Form of 5.250% Senior Note due December 16, 2013. [Form 8-K filed December 19, 2006, Exhibit 4.2]
*4	.9	Form of 5.875% Senior Note due December 16, 2036. [Form 8-K filed December 19, 2006, Exhibit 4.3]
*10	.1†	The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan. [Form 10-Q for the fiscal quarter ended August 4, 2002, Exhibit 10.1]
*10	.2†	The Home Depot Executive Life Insurance, Death Benefit Only Plan. [Form 10-K for the fiscal year ended February 2, 2003, Exhibit 10.39]
*10	.3†	Home Depot U.S.A., Inc. Deferred Compensation Plan for Officers. [Form 10-K for the fiscal year ended February 2, 2003, Exhibit 10.38]
*10	.4†	The Home Depot FutureBuilder for Puerto Rico. [Form 10-K for the fiscal year ended February 2, 2003, Exhibit 10.35]
*10	.5†	First Amendment To The Home Depot FutureBuilder for Puerto Rico, effective July 5, 2004. [Form S-8 (File No. 333- 125332) filed May 27, 2005, Exhibit 10.3]
*10	.6†	The Home Depot FutureBuilder, a 401(k) and Stock Ownership Plan, as amended and restated effective July 1, 2004. [Form 10-Q for the fiscal quarter ended October 31, 2004, Exhibit 10.5]
*10	.7†	The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on May 27, 2005, Exhibit 10.8]
*10	.8†	The Home Depot FutureBuilder Restoration Plan. [Form 8-K filed on August 20, 2007, Exhibit 10.10]
*10	.9†	The Home Depot, Inc. Non-Employee Directors’ Deferred Stock Compensation Plan. [Form 8-K filed on August 20, 2007, Exhibit 10.3]
*10	.10†	The Home Depot, Inc. Management Incentive Plan (Effective February 2, 2008). [Form 8-K filed on May 28, 2008, Exhibit 10.1]
*10	.11†	The Home Depot, Inc. Amended and Restated Employee Stock Purchase Plan, as amended and restated effective July 1, 2008. [Form S-8 (File No. 333-151849) filed June 23, 2008, Exhibit 10.1]
*10	.12†	Form of Executive Officer Restricted Stock Award Pursuant to The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan. [Form 10-Q for the fiscal quarter ended October 31, 2004, Exhibit 10.1]
*10	.13†	Form of Restricted Stock Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 3, 2008, Exhibit 10.2]
*10	.14†	Form of U.S. Restricted Stock Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 13, 2009, Exhibit 10.1]
*10	.15†	Form of Executive Officer Nonqualified Stock Option Award Pursuant to The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan. [Form 10-Q for the fiscal quarter ended October 31, 2004, Exhibit 10.2]
*10	.16†	Form of Nonqualified Stock Option Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 27, 2007, Exhibit 10.6]
*10	.17†	Form of Executive Officer Nonqualified Stock Option Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 13, 2009, Exhibit 10.4]
*10	.18†	Form of Outside Director Nonqualified Stock Option Award Pursuant to The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan. [Form 10-Q for the fiscal quarter ended October 31, 2004, Exhibit 10.3]
*10	.19†	Form of Nonqualified Stock Option (Non-Employee Directors) Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 27, 2007, Exhibit 10.5]
*10	.20†	Form of Non-Employee Director Nonqualified Stock Option Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 13, 2009, Exhibit 10.5]
*10	.21†	Form of Deferred Share Award (Non-Employee Director) Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 27, 2007, Exhibit 10.2]

*10	.22†	Form of Canada Deferred Share Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 13, 2009, Exhibit 10.2]
*10	.23†	Form of Mexico Deferred Share Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 13, 2009, Exhibit 10.3]
*10	.24†	Form of Performance Vested Option Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 27, 2007, Exhibit 10.9]
*10	.25†	Non-Qualified Stock Option and Deferred Stock Unit Plan and Agreement dated as of December 4, 2000. [Form 10-K for the fiscal year ended January 28, 2001, Exhibit 10.20]
*10	.26†	Form of Performance Share Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 27, 2007, Exhibit 10.7]
*10	.27†	Form of Performance Share Award (Mexico) Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 27, 2007, Exhibit 10.8]
*10	.28†	Form of LTIP Performance Unit Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 27, 2007, Exhibit 10.10]
*10	.29†	Form of Performance Share Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 13, 2009, Exhibit 10.6]
*10	.30†	Separation Agreement Between the Company and Robert Nardelli effective as of January 2, 2007. [Form 10-K for the fiscal year ended January 28, 2007, Exhibit 10.37]
*10	.31†	Deferred Payment Trust dated as of January 12, 2007. [Form 10-K for the fiscal year ended January 28, 2007, Exhibit 10.38]
*10	.32†	Employment Arrangement between Frank Blake and The Home Depot, Inc., dated January 23, 2007. [Form 8-K/A filed on January 24, 2007, Exhibit 10.1]
*10	.33†	Employment Arrangement between Carol B. Tomé and The Home Depot, Inc., dated January 22, 2007. [Form 8- K/A filed on January 24, 2007, Exhibit 10.2]
*10	.34†	Letter Agreement between Joseph J. DeAngelo and The Home Depot, Inc. and HD Supply, Inc., dated May 24, 2007 [Form 10-Q for the fiscal quarter ended July 29, 2007, Exhibit 10.3]
*10	.35†	Separation Agreement and Release between Robert DeRodes and The Home Depot, Inc., dated as of May 27, 2008. [Form 8-K filed on May 28, 2008, Exhibit 10.2]
*10	.36†	Employment Arrangement between Craig A. Menear and The Home Depot, Inc., dated April 25, 2007. [Form 10-K for the fiscal year ended February 3, 2008, Exhibit 10.47]
*10	.37†	Non-Competition Agreement between Annette M. Verschuren and The Home Depot, Inc., dated May 10, 2006. [Form 10-K for the fiscal year ended February 3, 2008, Exhibit 10.49]
*10	.38†	Separation Agreement & Release between Roger W. Adams and The Home Depot, Inc., dated November 25, 2007. [Form 10-K for the fiscal year ended February 3, 2008, Exhibit 10.50]
*10	.39†	Employment Arrangement between Marvin R. Ellison and The Home Depot, Inc., dated August 27, 2008.
*10	.40†	Participation Agreement dated as of October 22, 1998 among The Home Depot, Inc. as Guarantor; Home Depot U.S.A., Inc. as Lessee; HD Real Estate Funding Corp. II as Facility Lender; Credit Suisse Leasing 92A L.P. as Lessor; The Bank of New York as Indenture Trustee; and Credit Suisse First Boston Corporation and Invemed Associates, Inc. as Initial Purchasers. [Form 10-K for the fiscal year ended January 31, 1999, Exhibit 10.10]
*10	.41†	Master Modification Agreement dated as of April 20, 1998 among The Home Depot, Inc. as Guarantor; Home Depot U.S.A., Inc., as Lessee and Construction Agent; HD Real Estate Funding Corp., as Facility Lender; Credit Suisse Leasing 92A L.P. as Lessor; the lenders named on the Schedule thereto as Lenders; and Credit Suisse First Boston Corporation as Agent Bank. [Form 10-K for the fiscal year ended January 31, 1999, Exhibit 10.13]
12		Statement of Computation of Ratio of Earnings to Fixed Charges.
*18		Preferability Letter of Independent Registered Public Accounting Firm. [Form 10-Q for the fiscal quarter ended November 2, 2008, Exhibit 18.1]
21		List of Subsidiaries of the Company.
23		Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(a) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HOME DEPOT, INC.
       (Registrant)

By:	/s/ Francis S. Blake
(Francis S. Blake, Chairman & CEO)

Date: March 25, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Francis S. Blake (Francis S. Blake)	Chairman & Chief Executive Officer (Principal Executive Officer)	March 25, 2009

/s/ Carol B. Tomé (Carol B. Tomé)	Chief Financial Officer and Executive Vice President – Corporate Services (Principal Financial Officer and Principal Accounting Officer)	March 25, 2009

/s/ F. Duane Ackerman (F. Duane Ackerman)	Director	March 24, 2009

/s/ David H. Batchelder (David H. Batchelder)	Director	March 20, 2009

/s/ Ari Bousbib (Ari Bousbib)	Director	March 20, 2009

/s/ Gregory D. Brenneman (Gregory D. Brenneman)	Director	March 20, 2009

/s/ Albert P. Carey (Albert P. Carey)	Director	March 30, 2009

/s/ Armando Codina (Armando Codina)	Director	March 31, 2009

/s/ Bonnie G. Hill (Bonnie G. Hill)	Director	March 30, 2009

/s/ Karen L. Katen (Karen L. Katen)	Director	March 25, 2009

INDEX OF ATTACHED EXHIBITS

12	Statement of Computation of Ratio of Earnings to Fixed Charges.

21	List of Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10-Year Summary of Financial and Operating Results
The Home Depot, Inc. and Subsidiaries

	10-Year
	Compound Annual
amounts in millions, except where noted	Growth Rate	2008	2007(1)	2006

STATEMENT OF EARNINGS DATA(2)
Net sales	9.0%	$71,288	$77,349	$79,022
Net sales increase (decrease) (%)	—	(7.8)	(2.1)	2.6
Earnings before provision for income taxes	3.1	3,590	6,620	8,502
Net earnings	3.7	2,312	4,210	5,266
Net earnings increase (decrease) (%)	—	(45.1)	(20.1)	(6.6)
Diluted earnings per share ($)	6.9	1.37	2.27	2.55
Diluted earnings per share increase (decrease) (%)	—	(39.6)	(11.0)	(3.0)
Diluted weighted average number of common shares	(3.1)	1,686	1,856	2,062
Gross margin – % of sales	—	33.7	33.6	33.6
Total operating expenses – % of sales	—	27.5	24.3	22.4
Interest and other, net – % of sales	—	1.1	0.8	0.5
Earnings before provision for income taxes – % of sales	—	5.0	8.6	10.8
Net earnings – % of sales	—	3.2	5.4	6.7

BALANCE SHEET DATA AND FINANCIAL RATIOS(3)
Total assets	11.8%	$41,164	$44,324	$52,263
Working capital	0.6	2,209	1,968	5,069
Merchandise inventories	9.5	10,673	11,731	12,822
Net property and equipment	12.4	26,234	27,476	26,605
Long-term debt	20.0	9,667	11,383	11,643
Stockholders’ equity	7.4	17,777	17,714	25,030
Book value per share ($)	10.3	10.48	10.48	12.71
Long-term debt-to-equity (%)	—	54.4	64.3	46.5
Total debt-to-equity (%)	—	64.3	75.8	46.6
Current ratio	—	1.20:1	1.15:1	1.39:1
Inventory turnover(2)	—	4.0x	4.2x	4.5x
Return on invested capital (%)(2)	—	9.5	13.9	16.8

STATEMENT OF CASH FLOWS DATA
Depreciation and amortization	17.7%	$1,902	$1,906	$1,886
Capital expenditures	(1.2)	1,847	3,558	3,542
Payments for businesses acquired, net	(100.0)	—	13	4,268
Cash dividends per share ($)	28.0	0.900	0.900	0.675

STORE DATA
Number of stores	11.6%	2,274	2,234	2,147
Square footage at fiscal year-end	11.4	238	235	224
Increase in square footage (%)	—	1.3	4.9	4.2
Average square footage per store (in thousands)	(0.2)	105	105	105

STORE SALES AND OTHER DATA
Comparable store sales increase (decrease) (%)(4)(5)	—	(8.7)	(6.7)	(2.8)
Weighted average weekly sales per operating store (in thousands)	(3.3)%	$601	$658	$723
Weighted average sales per square foot ($)	(3.1)	298	332	358
Number of customer transactions	6.7	1,272	1,336	1,330
Average ticket ($)	2.1	55.61	57.48	58.90
Number of associates at fiscal year-end(3)	7.5	322,000	331,000	364,400

(1)	Fiscal years 2007 and 2001 include 53 weeks; all other fiscal years reported include 52 weeks.

(2)	Fiscal years 2003 through 2008 include Continuing Operations only. The discontinued operations in fiscal years prior to 2003 were not material.

(3)	Amounts for fiscal years 2008 and 2007 include Continuing Operations only. All amounts in other fiscal years reported include discontinued operations.

F-1

	2005	2004	2003	2002	2001(1)	2000	1999

STATEMENT OF EARNINGS DATA(2)
Net sales	$77,019	$71,100	$63,660	$58,247	$53,553	$45,738	$38,434
Net sales increase (decrease) (%)	8.3	11.7	9.3	8.8	17.1	19.0	27.2
Earnings before provision for income taxes	8,967	7,790	6,762	5,872	4,957	4,217	3,804
Net earnings	5,641	4,922	4,253	3,664	3,044	2,581	2,320
Net earnings increase (decrease) (%)	14.6	15.7	16.1	20.4	17.9	11.3	43.7
Diluted earnings per share ($)	2.63	2.22	1.86	1.56	1.29	1.10	1.00
Diluted earnings per share increase (decrease) (%)	18.5	19.4	19.2	20.9	17.3	10.0	40.8
Diluted weighted average number of common shares	2,147	2,216	2,289	2,344	2,353	2,352	2,342
Gross margin – % of sales	33.7	33.4	31.7	31.1	30.2	29.9	29.7
Total operating expenses – % of sales	21.9	22.4	21.1	21.1	20.9	20.7	19.8
Interest and other, net – % of sales	0.1	—	—	(0.1)	—	—	—
Earnings before provision for income taxes – % of sales	11.6	11.0	10.6	10.1	9.3	9.2	9.9
Net earnings – % of sales	7.3	6.9	6.7	6.3	5.7	5.6	6.0

BALANCE SHEET DATA AND FINANCIAL RATIOS(3)
Total assets	$44,405	$39,020	$34,437	$30,011	$26,394	$21,385	$17,081
Working capital	2,563	3,818	3,774	3,882	3,860	3,392	2,734
Merchandise inventories	11,401	10,076	9,076	8,338	6,725	6,556	5,489
Net property and equipment	24,901	22,726	20,063	17,168	15,375	13,068	10,227
Long-term debt	2,672	2,148	856	1,321	1,250	1,545	750
Stockholders’ equity	26,909	24,158	22,407	19,802	18,082	15,004	12,341
Book value per share ($)	12.67	11.06	9.93	8.38	7.71	6.46	5.36
Long-term debt-to-equity (%)	9.9	8.9	3.8	6.7	6.9	10.3	6.1
Total debt-to-equity (%)	15.2	8.9	6.1	6.7	6.9	10.3	6.1
Current ratio	1.20:1	1.37:1	1.40:1	1.48:1	1.59:1	1.77:1	1.75:1
Inventory turnover(2)	4.7x	4.9x	5.0x	5.3x	5.4x	5.1x	5.4x
Return on invested capital (%)(2)	20.4	19.9	19.2	18.8	18.3	19.6	22.5

STATEMENT OF CASH FLOWS DATA
Depreciation and amortization	$1,579	$1,319	$1,076	$903	$764	$601	$463
Capital expenditures	3,881	3,948	3,508	2,749	3,393	3,574	2,618
Payments for businesses acquired, net	2,546	727	215	235	190	26	101
Cash dividends per share ($)	0.400	0.325	0.26	0.21	0.17	0.16	0.11

STORE DATA
Number of stores	2,042	1,890	1,707	1,532	1,333	1,134	930
Square footage at fiscal year-end	215	201	183	166	146	123	100
Increase in square footage (%)	7.0	9.8	10.2	14.1	18.5	22.6	23.5
Average square footage per store (in thousands)	105	106	107	108	109	108	108

STORE SALES AND OTHER DATA
Comparable store sales increase (decrease) (%)(4)(5)	3.1	5.1	3.7	(0.5)	—	4	10
Weighted average weekly sales per operating store (in thousands)	$763	$766	$763	$772	$812	$864	$876
Weighted average sales per square foot ($)	377	375	371	370	394	415	423
Number of customer transactions	1,330	1,295	1,246	1,161	1,091	937	797
Average ticket ($)	57.98	54.89	51.15	49.43	48.64	48.65	47.87
Number of associates at fiscal year-end(3)	344,800	323,100	298,800	280,900	256,300	227,300	201,400

(4)	Includes Net Sales at locations open greater than 12 months, including relocated and remodeled stores. Stores become comparable on the Monday following their 365th day of operation. Comparable store sales is intended only as supplemental information and is not a substitute for Net Sales or Net Earnings presented in accordance with generally accepted accounting principles.

(5)	Comparable store sales in fiscal years prior to 2002 were reported to the nearest percent.

F-2