Form 10-Q
period 2009-05-03
HOME DEPOT INC
filed 2009-06-04
CIK 354950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2009
- OR -

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission file number 1-8207
THE HOME DEPOT, INC.
(Exact name of Registrant as specified in its charter)

Delaware	95-3261426
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

2455 Paces Ferry Road N.W., Atlanta, Georgia (Address of principal executive offices)	30339 (Zip Code)
(770) 433-8211
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
$0.05 par value 1,703,394,506 shares of common stock, as of May 29, 2009

THE HOME DEPOT, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Amounts In Millions, Except Per Share Data)

	Three Months Ended
	May 3,	May 4,
	2009	2008
Net Sales	$16,175	$17,907
Cost of Sales	10,725	11,835

Gross Profit	5,450	6,072

Operating Expenses:
Selling, General and Administrative	4,042	4,900
Depreciation and Amortization	428	444

Total Operating Expenses	4,470	5,344

Operating Income	980	728

Interest (Income) Expense:
Interest and Investment Income	(5)	(3)
Interest Expense	180	167

Interest, net	175	164

Earnings Before Provision for Income Taxes	805	564
Provision for Income Taxes	291	208

Net Earnings	$514	$356

Weighted Average Common Shares	1,683	1,679
Basic Earnings Per Share	$0.31	$0.21

Diluted Weighted Average Common Shares	1,689	1,683
Diluted Earnings Per Share	$0.30	$0.21

Dividends Declared Per Share	$0.225	$0.225
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts In Millions, Except Share and Per Share Data)	May 3,	February 1,
	2009	2009
ASSETS
Current Assets:
Cash and Cash Equivalents	$2,214	$519
Short-Term Investments	6	6
Receivables, net	1,283	972
Merchandise Inventories	11,428	10,673
Other Current Assets	1,383	1,192

Total Current Assets	16,314	13,362

Property and Equipment, at cost	36,458	36,477

Less Accumulated Depreciation and Amortization	10,564	10,243

Net Property and Equipment	25,894	26,234

Notes Receivable	35	36
Goodwill	1,134	1,134
Other Assets	390	398

Total Assets	$43,767	$41,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$6,901	$4,822
Accrued Salaries and Related Expenses	1,077	1,129
Sales Taxes Payable	493	337
Deferred Revenue	1,251	1,165
Income Taxes Payable	359	289
Current Installments of Long-Term Debt	1,768	1,767
Other Accrued Expenses	1,699	1,644

Total Current Liabilities	13,548	11,153

Long-Term Debt, excluding current installments	9,667	9,667
Other Long-Term Liabilities	2,242	2,198
Deferred Income Taxes	316	369

Total Liabilities	25,773	23,387

STOCKHOLDERS’ EQUITY
Common Stock, par value $0.05; Authorized: 10 billion shares; Issued: 1.714 billion shares at May 3, 2009 and 1.707 billion shares at February 1, 2009; Outstanding: 1.703 billion shares at May 3, 2009 and 1.696 billion shares at February 1, 2009	86	85
Paid-In Capital	6,092	6,048
Retained Earnings	12,226	12,093
Accumulated Other Comprehensive Loss	(38)	(77)
Treasury Stock, at cost, 11 million shares at May 3, 2009 and February 1, 2009	(372)	(372)

Total Stockholders’ Equity	17,994	17,777

Total Liabilities and Stockholders’ Equity	$43,767	$41,164

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts In Millions)

	Three Months Ended
	May 3,	May 4,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$514	$356
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	453	474
Impairment Related to Rationalization Charges	-	313
Stock-Based Compensation Expense	54	52
Changes in Assets and Liabilities:
Increase in Receivables, net	(337)	(322)
Increase in Merchandise Inventories	(734)	(926)
Increase in Other Current Assets	(127)	(96)
Increase in Accounts Payable and Accrued Expenses	1,798	1,965
Increase in Deferred Revenue	82	108
Increase in Income Taxes Payable	67	277
Decrease in Deferred Income Taxes	(94)	(222)
Other	51	122

Net Cash Provided by Operating Activities	1,727	2,101

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(172)	(449)
Proceeds from Sales of Property and Equipment	70	10
Proceeds from Sales and Maturities of Investments	19	1

Net Cash Used in Investing Activities	(83)	(438)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of Short-Term Borrowings, net	-	(1,249)
Repayments of Long-Term Debt	(4)	(9)
Proceeds from Sale of Common Stock	2	15
Cash Dividends Paid to Stockholders	(381)	(379)
Other	426	267

Net Cash Provided by (Used in) Financing Activities	43	(1,355)

Increase in Cash and Cash Equivalents	1,687	308
Effect of Exchange Rate Changes on Cash and Cash Equivalents	8	14
Cash and Cash Equivalents at Beginning of Period	519	445

Cash and Cash Equivalents at End of Period	$2,214	$767

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Amounts In Millions)

	Three Months Ended
	May 3,	May 4,
	2009	2008
Net Earnings	$514	$356
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	41	(41)
Cash Flow Hedges (1)	(3)	(3)
Unrealized Gain on Investments (1)	1	-

Total Other Comprehensive Income (Loss):	39	(44)

Comprehensive Income	$553	$312

(1)	These components of comprehensive income are reported net of income taxes.
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 1, 2009, as filed with the Securities and Exchange Commission.
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
Valuation Reserves
As of May 3, 2009 and February 1, 2009, the valuation allowances for Merchandise Inventories and uncollectible Receivables were not material.
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
Also in fiscal 2008, the Company announced that it would exit its EXPO, THD Design Center, Yardbirds and HD Bath businesses (the “Exited Businesses”) in order to focus on its core The Home Depot stores. The Company closed the Exited Businesses in the first quarter of fiscal 2009, and expects to dispose of or sublet those locations over varying periods. These steps impacted approximately 5,000 associates in those locations, their support functions and their distribution centers.
Finally, in January 2009 the Company also restructured its support functions to better align the Company’s cost structure with the current economic environment. These actions impacted approximately 2,000 associates.
The Company recognized total pretax charges of $117 million in the first quarter of fiscal 2009 and $951 million for fiscal 2008 related to these actions (collectively, the “Rationalization Charges”). The significant components of the total expected charges and charges incurred to date are as follows (amounts in millions):

THE HOME DEPOT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Fiscal	First Quarter	Estimated
	Total Expected	2008	Fiscal 2009	Remaining
	Charges	Charges	Charges	Charges
Asset impairments	$580	$580	$-	$-
Lease obligation costs, net	339	252	79	8
Severance	80	78	2	-
Other	103	41	36	26

Total	$1,102	$951	$117	$34

Inventory markdown costs in Other are included in Cost of Sales in the accompanying Consolidated Statements of Earnings, and costs related to asset impairments, lease obligations, severance and other are included in Selling, General and Administrative expenses. Asset impairment charges, including contractual costs to complete certain assets, were determined based on fair market value using market data for each individual property. Lease obligation costs represent the present value of contractually obligated rental payments offset by estimated sublet income, including estimates of the time required to sublease the locations. The payments related to the leased locations therefore are not generally incremental uses of cash.
The assumptions used to determine the fair market values used to record asset impairment and lease obligation costs include significant unobservable inputs, or Level 3 data, as defined by Statements of Financial Accounting Standards No. 157, “Fair Value Measurements.”
Activity related to Rationalization Charges for the first quarter of fiscal 2009 was as follows (amounts in millions):

	Accrued				Accrued
	Balance,	First Quarter			Balance,
	February 1,	Fiscal 2009	Cash	Non-cash	May 3,
	2009	Charges	Uses	Uses	2009
Asset impairments	$38	$-	$-	$11	$27
Lease obligation costs, net	213	79	6	-	286
Severance	72	2	44	-	30
Other	20	36	55	1	-

Total	$343	$117	$105	$12	$343

3. BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES
The reconciliation of basic to diluted weighted average common shares for the three months ended May 3, 2009 and May 4, 2008 was as follows (amounts in millions):

	Three Months Ended
	May 3,	May 4,
	2009	2008
Weighted average common shares	1,683	1,679
Effect of potentially dilutive securities:
Stock plans	6	4

Diluted weighted average common shares	1,689	1,683

Stock plans include shares granted under the Company’s employee stock plans. Options to purchase 53.5 million and 53.3 million shares of common stock for the three months ended May 3, 2009 and May 4, 2008, respectively, were excluded from the computation of Diluted Earnings per Share because their effect would have been anti-dilutive.

THE HOME DEPOT, INC. AND SUBSIDIARIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
The Home Depot, Inc.:
We have reviewed the Consolidated Balance Sheet of The Home Depot, Inc. and subsidiaries as of May 3, 2009, and the related Consolidated Statements of Earnings, Cash Flows and Comprehensive Income for the three-month periods ended May 3, 2009 and May 4, 2008. These Consolidated Financial Statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheet of The Home Depot, Inc. and subsidiaries as of February 1, 2009, and the related Consolidated Statements of Earnings, Stockholders’ Equity and Comprehensive Income, and Cash Flows for the year then ended (not presented herein); and in our report dated March 26, 2009, we expressed an unqualified opinion on those Consolidated Financial Statements. In our opinion, the information set forth in the accompanying Consolidated Balance Sheet as of February 1, 2009, is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.
  /s/ KPMG LLP
  Atlanta, Georgia
  June 3, 2009

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
Forward-looking statements are based on currently available information and our current assumptions, expectations and projections about future events. You are cautioned not to place undue reliance on our forward-looking statements. Such statements are not guarantees of future performance and are subject to future events, risks and uncertainties — many of which are beyond our control or are currently unknown to us — as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. Such risks and uncertainties include, but are not limited to, those described in Item 1A, “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended February 1, 2009 as filed with the Securities and Exchange Commission (“SEC”) on April 2, 2009 (“Form 10-K”). The risks and uncertainties described in the Form 10-K include the considerable risks associated with the current economic environment and the possible adverse effects on the Company’s results of operations and financial condition. You should read such information in conjunction with our Financial Statements and related notes in Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of this report. There also may be other factors that we cannot anticipate or that are not described in this report, generally because we do not currently perceive them to be material. Such factors could cause results to differ materially from our expectations.
Forward-looking statements speak only as of the date they are made, and we do not undertake to update such statements other than as required by law. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the SEC.
EXECUTIVE SUMMARY AND SELECTED CONSOLIDATED STATEMENTS OF EARNINGS DATA
For the first quarter of fiscal 2009, we reported Net Earnings of $514 million and Diluted Earnings per Share of $0.30 compared to Net Earnings of $356 million and Diluted Earnings per Share of $0.21 for the first quarter of fiscal 2008. Our gross profit margin was 33.7% and our operating margin was 6.1% for the first quarter of fiscal 2009 compared to gross profit margin of 33.9% and operating margin of 4.1% for the first quarter of fiscal 2008.
The results for the first quarter of fiscal 2009 and 2008 reflect the impact of several strategic actions initiated in fiscal 2008. These strategic actions include store rationalization charges related to the closing of 15 underperforming stores and the removal of approximately 50 stores from our new store opening pipeline, business rationalization charges related to the exit of our EXPO, THD Design Center, Yardbirds and HD Bath businesses (the “Exited Businesses”) and charges related to the restructuring of support functions (collectively, the “Rationalization Charges”). These actions resulted in pretax Rationalization Charges of $117 million in the first quarter of fiscal 2009 and $543 million in the first quarter of fiscal 2008. Excluding these Rationalization Charges, Net Earnings were $587 million and Diluted Earnings per Share were $0.35 for the first quarter of fiscal 2009 compared to Net Earnings of $697 million and Diluted Earnings per Share of $0.41 for the first quarter of fiscal 2008. Also excluding the Rationalization Charges, our gross profit margin was 34.0% for both the first quarter of fiscal 2009 and 2008 and our operating margin was 6.9% for the first quarter of fiscal 2009 compared to 7.1% for the first quarter of fiscal 2008.
Net Sales decreased 9.7% to $16.2 billion for the first quarter of fiscal 2009 from $17.9 billion for the first quarter of fiscal 2008. The slowdown in the global economy and weakness in the U.S. residential construction and home improvement markets negatively impacted our Net Sales for the first quarter of fiscal 2009. Our comparable store sales declined 10.2% in the first quarter of fiscal 2009 driven primarily by a 2.6% decline in comparable store customer transactions, as well as an 8.2% decline in our average ticket to $52.67. Comparable store sales for our U.S. stores declined 8.6% in the first quarter of fiscal 2009.

Despite the continuing difficult economic environment in the first quarter of fiscal 2009, we continued to focus on our core retail business, investing in our associates and stores and improving our customer service. We continued to improve our customer service by rolling out our new Customer FIRST training to all store associates and support staff in the first quarter of fiscal 2009. This training has brought simplification and focus across the business, and we are seeing the benefit of this in improved customer service ratings.
We also made significant progress on our merchandising tools in the U.S. that helped us manage markdown and clearance activity and better control inventory. At the end of the first quarter of fiscal 2009, our inventory had decreased by $1.2 billion from the first quarter of fiscal 2008. Additionally, our average inventory per store decreased by 8.8% at the end of the first quarter of fiscal 2009 compared to the first quarter of last year. We continued our supply chain transformation to improve product availability. We opened our sixth Rapid Deployment Center (“RDC”) in the first quarter of fiscal 2009, and our RDCs now serve approximately 600 of our stores. We plan to open additional RDCs in fiscal 2009 and expect that they will serve approximately 1,000 of our stores by the end of fiscal 2009. We remain committed to our overall roll-out strategy for RDCs, supporting our goal of increasing our central distribution penetration.
We opened five new stores during the first quarter of fiscal 2009 and closed 41 stores related to our Exited Businesses, bringing our total store count to 2,238. As of the end of the first quarter of fiscal 2009, 265, or approximately 12%, of our stores were located in Canada, Mexico or China compared to 247, or approximately 11%, as of the end of the first quarter of fiscal 2008.
We generated $1.7 billion of cash flow from operations in the first quarter of fiscal 2009. We used cash flow to pay $381 million of dividends and fund $172 million in capital expenditures.
At the end of the first quarter of fiscal 2009, our long-term debt-to-equity ratio was 53.7% compared to 64.0% at the end of the first quarter of fiscal 2008. Our return on invested capital (computed on the average of beginning and ending long-term debt and equity for the trailing twelve months) was 10.0% for the first quarter of fiscal 2009 compared to 12.0% for the first quarter of fiscal 2008. This decrease reflects the decline in our operating profit, which includes the impact of the Rationalization Charges. Excluding Rationalization Charges, our return on invested capital was 11.1% for the first quarter of fiscal 2009 compared to 13.0% for the first quarter of fiscal 2008.

We believe the selected sales data, the percentage relationship between Net Sales and major categories in the Consolidated Statements of Earnings and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations.

	% of Net Sales
			% Increase
			(Decrease)
			in Dollar
	Three Months Ended		Amounts

	May 3,	May 4,	2009
	2009	2008	vs. 2008
NET SALES	100.0%	100.0%	(9.7)%

GROSS PROFIT	33.7	33.9	(10.2)

Operating Expenses:
Selling, General and Administrative	25.0	27.4	(17.5)
Depreciation and Amortization	2.6	2.5	(3.6)

Total Operating Expenses	27.6	29.8	(16.4)

OPERATING INCOME	6.1	4.1	34.6

Interest (Income) Expense:
Interest and Investment Income	—	—	66.7
Interest Expense	1.1	0.9	7.8

Interest, net	1.1	0.9	6.7

EARNINGS BEFORE PROVISION FOR INCOME TAXES	5.0	3.2	42.7
Provision for Income Taxes	1.8	1.2	39.9

NET EARNINGS	3.2%	2.0%	44.4%

Note: Certain percentages may not sum to totals due to rounding.

SELECTED SALES DATA
Number of Customer Transactions (in millions)	310	314	(1.3)%
Average Ticket	$52.67	$57.36	(8.2)
Weighted Average Weekly Sales Per Operating Store (in thousands)	$552	$616	(10.4)
Weighted Average Sales per Square Foot	$273	$305	(10.5)%
Comparable Store Sales Decrease (%)(1)	(10.2)%	(6.5)%	N/A

(1)	Includes Net Sales at locations open greater than 12 months, including relocated and remodeled stores. Retail stores become comparable on the Monday following their 365th day of operation. Comparable store sales is intended only as supplemental information and is not a substitute for Net Sales or Net Earnings presented in accordance with generally accepted accounting principles.

RESULTS OF OPERATIONS
Net Sales for the first quarter of fiscal 2009 decreased 9.7%, or $1.7 billion, to $16.2 billion from $17.9 billion for the first quarter of fiscal 2008. The decrease in Net Sales for the first quarter of fiscal 2009 reflects the impact of negative comparable store sales, partially offset by Net Sales of $220 million from new stores. Total comparable store sales decreased 10.2% for the first quarter of fiscal 2009 compared to a decrease of 6.5% for the first quarter of fiscal 2008. Due to the 53rd week in fiscal 2007, the first quarter of fiscal 2008 benefited from a seasonal timing change that added approximately $536 million to Net Sales and approximately 270 basis points to our comparable store sales in the first quarter of fiscal 2008.
There were a number of factors that contributed to our comparable store sales decline. In the first quarter of fiscal 2009, we saw significant strengthening of the U.S. dollar against all currencies. Fluctuating exchange rates negatively impacted our total Company comparable store sales by approximately 190 basis points compared to last year, partially offset by a 30 basis point benefit arising from comparable store sales growth outside of the U.S. The U.S. residential construction and home improvement markets continued to be soft, and consumers were challenged due to higher unemployment and an across-the-board tightening of consumer credit availability. We saw relative strength in Building Materials, Flooring, Paint, Plumbing and Garden/Seasonal as comparable store sales in these areas were above the Company average for the first quarter of fiscal 2009. Comparable store sales for Lumber, Hardware, Electrical, Kitchen/Bath and Millwork were below the Company average for the first quarter of fiscal 2009. Softness in construction and discretionary categories as well as the stronger U.S. dollar negatively impacted average ticket, which decreased 8.2% to $52.67 for the first quarter of fiscal 2009.
Gross Profit decreased 10.2% to $5.5 billion for the first quarter of fiscal 2009 from $6.1 billion for the first quarter of fiscal 2008. Gross Profit as a percent of Net Sales decreased 22 basis points to 33.7% for the first quarter of fiscal 2009 compared to 33.9% for the first quarter of fiscal 2008. Our U.S. stores reported 29 basis points of gross margin expansion in the first quarter of fiscal 2009 driven by gross margin improvements in certain commodity classes, some shift in sales penetration and improved shrink performance. Through our focused bay portfolio approach, our U.S. merchants continued to introduce new lower prices while growing overall gross margin. The U.S. gross profit margin expansion was offset by markdowns taken in connection with closing our Exited Businesses, which negatively impacted Gross Profit as a percent of Net Sales by 24 basis points. Additionally, we realized 27 basis points of gross margin contraction arising from our non-U.S. businesses, principally Canada.
Selling, General and Administrative Expense (“SG&A”) decreased 17.5% to $4.0 billion for the first quarter of fiscal 2009 from $4.9 billion for the first quarter of fiscal 2008. As a percent of Net Sales, SG&A was 25.0% for the first quarter of fiscal 2009 compared to 27.4% for the first quarter of fiscal 2008. Excluding the Rationalization Charges, SG&A as a percent of Net Sales was 24.4%, an increase of five basis points over the adjusted prior year period. This increase reflects expense deleverage in the negative comparable store sales environment, offset by a lower cost of credit associated with the private label credit card program and solid expense control.
Depreciation and Amortization decreased 3.6% to $428 million for the first quarter of fiscal 2009 from $444 million for the first quarter of fiscal 2008. Depreciation and Amortization as a percent of Net Sales was 2.6% for the first quarter of fiscal 2009 and 2.5% for the first quarter of fiscal 2008. Excluding the Rationalization Charges, Depreciation and Amortization as a percent of Net Sales increased by 18 basis points from last year, primarily due to sales deleverage.
Operating Income increased 34.6% to $980 million for the first quarter of fiscal 2009 from $728 million for the first quarter of fiscal 2008. Operating Income as a percent of Net Sales was 6.1% for the first quarter of fiscal 2009 compared to 4.1% for the first quarter of fiscal 2008. Excluding the Rationalization Charges, our Operating Income as a percent of Net Sales was 6.9% for the first quarter of fiscal 2009 compared to 7.1% for the first quarter of fiscal 2008.
In the first quarter of fiscal 2009, we recognized $175 million of net Interest Expense compared to $164 million in the first quarter of fiscal 2008. Net Interest Expense as a percent of Net Sales was 1.1% for the first quarter of fiscal 2009 and 0.9% for the first quarter of fiscal 2008. The increase in Net Interest Expense as a percent of Net Sales was primarily due to sales deleverage.
Our combined effective income tax rate decreased to 36.1% for the first quarter of fiscal 2009 from 36.9% for the comparable period of fiscal 2008, reflecting lower foreign effective tax rates.

Diluted Earnings per Share were $0.30 for the first quarter of fiscal 2009 compared to Diluted Earnings per Share of $0.21 for the first quarter of fiscal 2008. Excluding the Rationalization Charges, Diluted Earnings per Share for the first quarter of fiscal 2009 were $0.35, a decrease of 14.6% from the first quarter of fiscal 2008.
To provide clarity, internally and externally, about our operating performance in the first quarters of fiscal 2009 and 2008, we supplemented our reporting with non-GAAP measurements to reflect adjustments for the Rationalization Charges as described more fully in Note 2 to the Consolidated Financial Statements, as well as the Net Sales from Exited Businesses during the period from closing announcement to actual closing. This supplemental information should not be considered in isolation or as a substitute for the related GAAP measurements. We believe these non-GAAP measurements provide management and investors with meaningful information to understand and analyze our performance. The following reconciles the non-GAAP measurements to the reported GAAP information for the first quarters of fiscal 2009 and 2008:

	Three Months Ended May 3, 2009
amounts in millions, except per share data	As		Non-GAAP	% of
	Reported	Adjustments	Measurements	Net Sales
Net Sales	$16,175	$221	$15,954	100.0%
Cost of Sales	10,725	192	10,533	66.0

Gross Profit	5,450	29	5,421	34.0
Operating Expenses:
Selling, General and Administrative	4,042	143	3,899	24.4
Depreciation and Amortization	428	3	425	2.7

Total Operating Expenses	4,470	146	4,324	27.1

Operating Income	980	(117)	1,097	6.9
Interest, net	175	-	175	1.1

Earnings Before Provision for Income Taxes	805	(117)	922	5.8
Provision for Income Taxes	291	(44)	335	2.1

Net Earnings	$514	$(73)	$587	3.7%

Diluted Earnings per Share	$0.30	$(0.04)	$0.35	N/A

	Three Months Ended May 4, 2008
	As		Non-GAAP	% of
	Reported	Adjustments	Measurements	Net Sales
Net Sales	$17,907	$-	$17,907	100.0%
Cost of Sales	11,835	10	11,825	66.0

Gross Profit	6,072	(10)	6,082	34.0
Operating Expenses:
Selling, General and Administrative	4,900	533	4,367	24.4
Depreciation and Amortization	444	-	444	2.5

Total Operating Expenses	5,344	533	4,811	26.9

Operating Income	728	(543)	1,271	7.1
Interest, net	164	-	164	0.9

Earnings Before Provision for Income Taxes	564	(543)	1,107	6.2
Provision for Income Taxes	208	(202)	410	2.3

Net Earnings	$356	$(341)	$697	3.9%

Diluted Earnings per Share	$0.21	$(0.20)	$0.41	N/A

LIQUIDITY AND CAPITAL RESOURCES
Cash flow generated from operations provides a significant source of liquidity. During the first quarter of fiscal 2009, Net Cash Provided by Operating Activities was $1.7 billion compared to $2.1 billion for the same period of fiscal 2008. This change was primarily a result of changes in net working capital.
Net Cash Used in Investing Activities for the first quarter of fiscal 2009 was $83 million compared to $438 million for the same period of fiscal 2008. The decrease was primarily the result of $277 million less in capital expenditures in the first quarter of fiscal 2009 compared to the same period last year.
Net Cash Provided by Financing Activities for the first quarter of fiscal 2009 was $43 million compared to Net Cash Used in Financing Activities of $1.4 billion for the same period of fiscal 2008. This change was the result of $1.2 billion in Repayments of Short-Term Borrowings in the first quarter of fiscal 2008.
We have commercial paper programs that allow for borrowings up to $3.25 billion. In connection with the programs, we have a back-up credit facility with a consortium of banks for borrowings up to $3.25 billion. As of May 3, 2009, there were no borrowings outstanding under the commercial paper programs or the related credit facility. The credit facility, which expires in December 2010, contains various restrictive covenants, with all of which we are in compliance. None of the covenants are expected to impact our liquidity or capital resources.
As of May 3, 2009, we had $2.2 billion in Cash and Short-Term Investments. We believe that our current cash position, access to the debt capital markets and cash flow generated from operations should be sufficient to enable us to complete our capital expenditure programs and required long-term debt payments through the next several fiscal years. In addition, we have funds available from our commercial paper programs and the ability to obtain alternative sources of financing for other requirements. We intend to use cash flow generated by operations to repay the $1.8 billion in debt coming due in fiscal 2009.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our exposure to market risks results primarily from fluctuations in interest rates. There have been no material changes to our exposure to market risks from those disclosed in our Form 10-K.
Item 4. Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended May 3, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The following information updates, and should be read in conjunction with, Item 3, “Legal Proceedings,” of the Company’s Form 10-K. Except as set forth below, there are no other material changes during the first quarter of fiscal 2009 to our disclosure in Item 3 of the Form 10-K.
As discussed on page 11 of the Form 10-K, the Company established a reserve in the fourth quarter of fiscal 2008 for a tentative settlement, subject to court approval, with the plaintiffs in five current lawsuits in the Superior Court of the County of Los Angeles in California, containing multiple class-action allegations that the Company failed to provide meal breaks. Such reserve did not have a material adverse effect on the Company’s consolidated financial condition or results of operations.
Item 1A. Risk Factors
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under Item 1A, “Risk Factors” and elsewhere in our Form 10-K. These risks and uncertainties could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties described in the Form 10-K include the considerable risks and uncertainties associated with the current economic environment, such as the declining number of new housing starts and home renovations; the state of the credit markets, including the limited availability of mortgages, home equity loans, consumer credit for our retail customers, commercial credit for our professional customers and our suppliers, and the availability and costs of commercial credit generally; reduced consumer spending; lower levels of consumer confidence; increased levels of consumer and commercial delinquencies; and supply interruptions and adverse business circumstances experienced by certain of our suppliers. Some of these risks and uncertainties and certain adverse effects which we experienced during the fiscal quarter covered by this report (and continue to experience) are described in greater detail in this Form 10-Q in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The risks described in our Form 10-K and set forth above are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	During the first quarter of fiscal 2009, the Company issued 381 deferred stock units under The Home Depot, Inc. NonEmployee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The deferred stock units were credited to the accounts of such nonemployee directors who elected to receive board retainers in the form of deferred stock units instead of cash during the first quarter of fiscal 2009. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.

During the first quarter of fiscal 2009, the Company credited 1,411 deferred stock units to participant accounts under The Home Depot FutureBuilder Restoration Plan pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following the termination of services as described in this plan.

(c)	Since fiscal 2002, the Company has repurchased shares of its common stock having a value of approximately $27.3 billion pursuant to its share repurchase program. The number and average price of shares purchased in each fiscal month of the first quarter of fiscal 2009 are set forth in the table below:

				Approximate Dollar
	Total		Total Number of	Value of Shares
	Number of	Average	Shares Purchased as	that May Yet Be
	Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased(1)	Per Share(1)	Announced Program(2)	the Program(2)
February 2, 2009 - March 1, 2009	3,175	$20.77	-	$12,731,893,819
March 2, 2009 - March 29, 2009	100,863	$21.84	-	$12,731,893,819
March 30, 2009 - May 3, 2009	1,476	$25.73	-	$12,731,893,819
(1)	These amounts are repurchases pursuant to the Company’s 1997 and 2005 Omnibus Stock Incentive Plans (the “Plans”). Under the Plans, participants may exercise stock options by surrendering shares of common stock that the participants already own as payment of the exercise price. Participants in the Plans may also surrender shares as payment of applicable tax withholding on the vesting of restricted stock and deferred share awards. Shares so surrendered by participants in the Plans are repurchased pursuant to the terms of the Plans and applicable award agreement and not pursuant to publicly announced share repurchase programs.

(2)	The Company’s common stock repurchase program was initially announced on July 15, 2002. As of the beginning of the first quarter of fiscal 2009, the Board had approved purchases up to $40.0 billion. The program does not have a prescribed expiration date. Given current market conditions, we have suspended the repurchase program until our business and credit markets stabilize.

Item 4. Submission of Matters to a Vote of Security Holders
At the Company’s Annual Meeting of Shareholders held on May 28, 2009, shareholders of the Company elected the following nominees to the Board of Directors to serve a one-year term. Votes cast were as follows:

F. Duane Ackerman	Albert P. Carey

For: 1,430,536,492	For: 1,430,964,521
Against: 20,255,823	Against: 19,830,250
Abstain: 5,359,370	Abstain: 5,356,914

David H. Batchelder	Armando Codina

For: 1,428,052,091	For: 1,386,043,364
Against: 22,665,040	Against: 64,626,358
Abstain: 5,434,554	Abstain: 5,481,963

Francis S. Blake	Bonnie G. Hill

For: 1,418,753,529	For: 1,412,805,801
Against: 32,770,706	Against: 38,145,209
Abstain: 4,627,450	Abstain: 5,200,674

Ari Bousbib	Karen L. Katen

For: 1,397,265,132	For: 1,416,594,846
Against: 53,291,408	Against: 34,321,935
Abstain: 5,595,145	Abstain: 5,234,903

Gregory D. Brenneman

For: 1,390,131,025
Against: 60,628,618
Abstain: 5,392,041
Shareholders ratified the appointment of KPMG LLP as the Company’s independent registered public accounting firm for fiscal 2009. Votes cast were as follows:
For: 1,433,137,454
Against: 19,026,878
Abstain: 3,987,352
Shareholders approved the amendment of the Company’s Certificate of Incorporation. Votes cast were as follows:
For: 1,139,124,046
Against: 309,800,208
Abstain: 7,227,431

Shareholders rejected a shareholder proposal regarding cumulative voting. Votes cast were as follows:
For: 375,363,938
Against: 782,953,776
Abstain: 5,116,154
Non-votes: 292,717,817
Shareholders rejected a shareholder proposal regarding special shareholder meetings. Votes cast were as follows:
For: 525,448,572
Against: 630,761,064
Abstain: 7,224,631
Non-votes: 292,717,417
Shareholders rejected a shareholder proposal regarding employment diversity report disclosure. Votes cast were as follows:
For: 221,281,709
Against: 771,438,220
Abstain: 170,714,338
Non-votes: 292,717,417
Shareholders rejected a shareholder proposal regarding executive officer compensation. Votes cast were as follows:
For: 497,022,394
Against: 626,756,498
Abstain: 39,656,075
Non-votes: 292,716,717
Shareholders rejected a shareholder proposal regarding energy usage. Votes cast were as follows:
For: 227,814,358
Against: 734,212,731
Abstain: 201,407,178
Non-votes: 292,717,417

Item 6.   Exhibits
Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the Securities and Exchange Commission, as indicated by the references in brackets. All other exhibits are filed or furnished herewith.

*3.1		Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q for the fiscal quarter ended August 4, 2002, Exhibit 3.1]

3.2		Certificate of Amendment to Amended and Restated Certificate of Incorporation of The Home Depot, Inc.

*3.3		By-Laws of The Home Depot, Inc. (Amended and Restated Effective November 20, 2008) [Form 8-K filed on November 21, 2008, Exhibit 3.1]

*10.1	†	Form of U.S. Restricted Stock Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 13, 2009, Exhibit 10.1]

*10.2	†	Form of Executive Officer Nonqualified Stock Option Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 13, 2009, Exhibit 10.4]

*10.3	†	Form of Non-Employee Director Nonqualified Stock Option Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 13, 2009, Exhibit 10.5]

*10.4	†	Form of Canada Deferred Share Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 13, 2009, Exhibit 10.2]

*10.5	†	Form of Mexico Deferred Share Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 13, 2009, Exhibit 10.3]

*10.6	†	Form of Performance Share Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 13, 2009, Exhibit 10.6]

12.1		Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1		Letter of KPMG LLP, Acknowledgement of Independent Registered Public Accounting Firm, dated June 3, 2009.

31.1		Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2		Certification of the Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1		Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer and Executive Vice President – Corporate Services pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 6 of this report.

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
          June 3, 2009
(Date)

INDEX TO EXHIBITS

Exhibit		Description

Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the Securities and Exchange Commission, as indicated by the references in brackets. All other exhibits are filed or furnished herewith.

*3.1		Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q for the fiscal quarter ended August 4, 2002, Exhibit 3.1]

3.2		Certificate of Amendment to Amended and Restated Certificate of Incorporation of The Home Depot, Inc.

*3.3		By-Laws of The Home Depot, Inc. (Amended and Restated Effective November 20, 2008) [Form 8-K filed on November 21, 2008, Exhibit 3.1]

*10.1	†	Form of U.S. Restricted Stock Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 13, 2009, Exhibit 10.1]

*10.2	†	Form of Executive Officer Nonqualified Stock Option Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 13, 2009, Exhibit 10.4]

*10.3	†	Form of Non-Employee Director Nonqualified Stock Option Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 13, 2009, Exhibit 10.5]

*10.4	†	Form of Canada Deferred Share Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 13, 2009, Exhibit 10.2]

*10.5	†	Form of Mexico Deferred Share Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 13, 2009, Exhibit 10.3]

*10.6	†	Form of Performance Share Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 13, 2009, Exhibit 10.6]

12.1		Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1		Letter of KPMG LLP, Acknowledgement of Independent Registered Public Accounting Firm, dated June 3, 2009.

31.1		Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2		Certification of the Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1		Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer and Executive Vice President – Corporate Services pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 6 of this report.