Form 10-Q
period 2009-08-02
HOME DEPOT INC
filed 2009-09-03
CIK 354950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2009
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☒  No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, ” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
$0.05 par value 1,704,557,098 shares of common stock, as of August 28, 2009

THE HOME DEPOT, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

		Page
Part I. Financial Information

Item 1.	Financial Statements

	CONSOLIDATED STATEMENTS OF EARNINGS— Three and Six Months Ended August 2, 2009 and August 3, 2008	3

	CONSOLIDATED BALANCE SHEETS— As of August 2, 2009 and February 1, 2009	4

	CONSOLIDATED STATEMENTS OF CASH FLOWS— Six Months Ended August 2, 2009 and August 3, 2008	5

	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME— Three and Six Months Ended August 2, 2009 and August 3, 2008	6

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	7 – 9

	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 – 16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Controls and Procedures	17

Part II. Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 6.	Exhibits	20

Signatures		21

Index to Exhibits		22
EX-12.1
EX-15.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements
THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Amounts In Millions, Except Per Share Data)

	Three Months Ended		Six Months Ended
	August 2,	August 3,	August 2,	August 3,
	2009	2008	2009	2008
Net Sales	$19,071	$20,990	$35,246	$38,897
Cost of Sales	12,683	14,026	23,408	25,861

Gross Profit	6,388	6,964	11,838	13,036

Operating Expenses:
Selling, General and Administrative	4,121	4,470	8,163	9,370
Depreciation and Amortization	434	452	862	896

Total Operating Expenses	4,555	4,922	9,025	10,266

Operating Income	1,833	2,042	2,813	2,770

Interest (Income) Expense:
Interest and Investment Income	(6)	(4)	(11)	(7)
Interest Expense	167	161	347	328

Interest, net	161	157	336	321

Earnings Before Provision for Income Taxes	1,672	1,885	2,477	2,449
Provision for Income Taxes	556	683	847	891

Net Earnings	$1,116	$1,202	$1,630	$1,558

Weighted Average Common Shares	1,683	1,680	1,684	1,680
Basic Earnings Per Share	$0.66	$0.72	$0.97	$0.93

Diluted Weighted Average Common Shares	1,691	1,685	1,690	1,684
Diluted Earnings Per Share	$0.66	$0.71	$0.96	$0.93

Dividends Declared Per Share	$0.225	$0.225	$0.45	$0.45
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts In Millions, Except Share and Per Share Data)

	August 2,	February 1,
	2009	2009
ASSETS
Current Assets:
Cash and Cash Equivalents	$3,107	$519
Short-Term Investments	6	6
Receivables, net	1,225	972
Merchandise Inventories	10,797	10,673
Other Current Assets	1,428	1,192

Total Current Assets	16,563	13,362

Property and Equipment, at cost	36,879	36,477
Less Accumulated Depreciation and Amortization	11,028	10,243

Net Property and Equipment	25,851	26,234

Notes Receivable	34	36
Goodwill	1,168	1,134
Other Assets	382	398

Total Assets	$43,998	$41,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$6,018	$4,822
Accrued Salaries and Related Expenses	1,159	1,129
Sales Taxes Payable	479	337
Deferred Revenue	1,166	1,165
Income Taxes Payable	286	289
Current Installments of Long-Term Debt	1,769	1,767
Other Accrued Expenses	1,686	1,644

Total Current Liabilities	12,563	11,153

Long-Term Debt, excluding current installments	9,661	9,667
Other Long-Term Liabilities	2,251	2,198
Deferred Income Taxes	354	369

Total Liabilities	24,829	23,387

STOCKHOLDERS’ EQUITY
Common Stock, par value $0.05; Authorized: 10 billion shares; Issued: 1.715 billion shares at August 2, 2009 and 1.707 billion shares at February 1, 2009; Outstanding: 1.704 billion shares at August 2, 2009 and 1.696 billion shares at February 1, 2009	86	85
Paid-In Capital	6,178	6,048
Retained Earnings	12,958	12,093
Accumulated Other Comprehensive Income (Loss)	319	(77)
Treasury Stock, at cost, 11 million shares at August 2, 2009 and February 1, 2009	(372)	(372)

Total Stockholders’ Equity	19,169	17,777

Total Liabilities and Stockholders’ Equity	$43,998	$41,164

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts In Millions)

	Six Months Ended
	August 2,	August 3,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$1,630	$1,558
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	911	956
Impairment related to Rationalization Charges	-	313
Stock-Based Compensation Expense	109	102
Changes in Assets and Liabilities:
Increase in Receivables, net	(268)	(258)
Decrease (Increase) in Merchandise Inventories	6	(143)
Increase in Other Current Assets	(105)	(94)
Increase in Accounts Payable and Accrued Expenses	1,092	1,341
Decrease in Deferred Revenue	(12)	(56)
(Decrease) Increase in Income Taxes Payable	(4)	130
Decrease in Deferred Income Taxes	(109)	(289)
Other	78	124

Net Cash Provided by Operating Activities	3,328	3,684

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(353)	(960)
Proceeds from Sales of Property and Equipment	120	98
Proceeds from Sales and Maturities of Investments	19	2

Net Cash Used in Investing Activities	(214)	(860)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of Short-Term Borrowings, net	-	(1,745)
Repayments of Long-Term Debt	(11)	(13)
Proceeds from Sale of Common Stock	34	51
Cash Dividends Paid to Stockholders	(762)	(760)
Other	210	236

Net Cash Used in Financing Activities	(529)	(2,231)

Increase in Cash and Cash Equivalents	2,585	593
Effect of Exchange Rate Changes on Cash and Cash Equivalents	3	13
Cash and Cash Equivalents at Beginning of Period	519	445

Cash and Cash Equivalents at End of Period	$3,107	$1,051

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Amounts In Millions)

	Three Months Ended		Six Months Ended
	August 2,	August 3,	August 2,	August 3,
	2009	2008	2009	2008
Net Earnings	$1,116	$1,202	$1,630	$1,558
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	349	21	390	(20)
Cash Flow Hedges (1)	8	8	5	5
Unrealized Gain on Investments (1)	-	-	1	-

Total Other Comprehensive Income (Loss)	357	29	396	(15)

Comprehensive Income	$1,473	$1,231	$2,026	$1,543

(1)	These components of comprehensive income are reported net of income taxes.
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
Fair Value of Financial Instruments
The carrying amounts of Cash and Cash Equivalents, Receivables and Accounts Payable approximate fair value due to the short-term maturities of these financial instruments. Short-Term Investments are recorded at fair value based on current market rates and are classified as available-for-sale. The $11.0 billion of senior notes included in Current Installments of Long-Term Debt and Long-Term Debt in the accompanying Consolidated Balance Sheets had a fair market value of $10.9 billion as of August 2, 2009. The fair market value of the senior notes was determined using Level 1 data as defined by Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”).
Valuation Reserves
As of August 2, 2009 and February 1, 2009, the valuation allowances for Merchandise Inventories and uncollectible Receivables were not material.
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
Also in fiscal 2008, the Company announced that it would exit its EXPO, THD Design Center, Yardbirds and HD Bath businesses (the “Exited Businesses”) in order to focus on its core The Home Depot stores. The Company closed the Exited Businesses in the first quarter of fiscal 2009 and expects to dispose of or sublet those locations over varying periods. These steps impacted approximately 5,000 associates in those locations, their support functions and their distribution centers.
Finally, in January 2009 the Company also restructured its support functions to better align the Company’s cost structure with the current economic environment. These actions impacted approximately 2,000 associates.
The Company recognized total pretax charges of $137 million for the first six months of fiscal 2009, including $20 million in the second quarter of fiscal 2009, and $561 million for the first six months of fiscal 2008, including $18 million in the second quarter of fiscal 2008, related to these actions (collectively, the “Rationalization Charges”). The significant components of the total expected charges and charges incurred to date are as follows (amounts in millions):

THE HOME DEPOT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Fiscal	First Six Months	Estimated
	Total Expected	2008	Fiscal 2009	Remaining
	Charges	Charges	Charges	Charges
Asset impairments	$580	$580	$-	$-
Lease obligation costs, net	329	252	77	-
Severance	84	78	6	-
Other	109	41	54	14

Total	$1,102	$951	$137	$14

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
The assumptions used to determine the fair market values used to record asset impairment and lease obligation costs include significant unobservable inputs, or Level 3 data, as defined by SFAS 157.
Activity related to Rationalization Charges for the first six months of fiscal 2009 was as follows (amounts in millions):

	Accrued Balance,	First Six Months			Accrued Balance,
	February 1,	Fiscal 2009	Cash	Non-cash	August 2,
	2009	Charges	Uses	Uses	2009
Asset impairments	$38	$-	$-	$13	$25
Lease obligation costs, net	213	77	19	-	271
Severance	72	6	77	-	1
Other	20	54	73	1	-

Total	$343	$137	$169	$14	$297

THE HOME DEPOT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES
The reconciliation of basic to diluted weighted average common shares for the three and six months ended August 2, 2009 and August 3, 2008 was as follows (amounts in millions):

	Three Months Ended		Six Months Ended
	August 2,	August 3,	August 2,	August 3,
	2009	2008	2009	2008
Weighted average common shares	1,683	1,680	1,684	1,680
Effect of potentially dilutive securities:
Stock plans	8	5	6	4

Diluted weighted average common shares	1,691	1,685	1,690	1,684

Stock plans include shares granted under the Company’s employee stock plans. Options to purchase 50 million and 52 million shares of common stock for the three months ended August 2, 2009 and August 3, 2008, respectively, and options to purchase 52 million and 53 million shares of common stock for the six months ended August 2, 2009 and August 3, 2008, respectively, were excluded from the computation of Diluted Earnings per Share because their effect would have been anti-dilutive.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
The Home Depot, Inc.:
We have reviewed the Consolidated Balance Sheet of The Home Depot, Inc. and subsidiaries as of August 2, 2009, and the related Consolidated Statements of Earnings and Comprehensive Income for the three-month and six-month periods ended August 2, 2009 and August 3, 2008, and the related Consolidated Statements of Cash Flows for the six-month periods ended August 2, 2009 and August 3, 2008. These Consolidated Financial Statements are the responsibility of the Company’s management.
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
September 2, 2009

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
Certain statements regarding our future performance constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may relate to, among other things, the demand for our products and services, net sales growth, comparable store sales, store openings and closures, state of the economy, state of the residential construction, housing and home improvement markets, state of the credit markets, including mortgages, home equity loans and consumer credit, commodity price inflation and deflation, implementation of store initiatives, continuation of reinvestment plans, net earnings performance, earnings per share, stock-based compensation expense, capital allocation and expenditures, liquidity, the effect of adopting certain accounting standards, return on invested capital, management of our purchasing or customer credit policies, the effect of accounting charges, the planned recapitalization of the Company, timing of the completion of the recapitalization, the ability to issue debt securities on terms and at rates acceptable to us and financial outlook.
Forward-looking statements are based on currently available information and our current assumptions, expectations and projections about future events. You are cautioned not to place undue reliance on our forward-looking statements. These statements are not guarantees of future performance and are subject to future events, risks and uncertainties – many of which are beyond our control or are currently unknown to us – as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. These risks and uncertainties include, but are not limited to, those described in Item 1A, “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended February 1, 2009 as filed with the Securities and Exchange Commission (“SEC”) on April 2, 2009 (“Form 10-K”) and in Item 1A of Part II and elsewhere in this report. The risks and uncertainties described in the Form 10-K and in this report include the considerable risks associated with the current economic environment and the possible adverse effects on the Company’s results of operations and financial condition. You should read such information in conjunction with our Financial Statements and related notes in Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of this report. There also may be other factors that we cannot anticipate or that are not described in this report, generally because we do not currently perceive them to be material. Those factors could cause results to differ materially from our expectations.
Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements other than as required by law. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the SEC.
EXECUTIVE SUMMARY AND SELECTED CONSOLIDATED STATEMENTS OF EARNINGS DATA
For the second quarter of fiscal 2009, we reported Net Earnings of $1.1 billion and Diluted Earnings per Share of $0.66 compared to Net Earnings of $1.2 billion and Diluted Earnings per Share of $0.71 for the second quarter of fiscal 2008. For the first six months of fiscal 2009, we reported Net Earnings of $1.6 billion and Diluted Earnings per Share of $0.96 compared to Net Earnings of $1.6 billion and Diluted Earnings per Share of $0.93 for the first six months of fiscal 2008. Our gross profit margin was 33.5% and our operating margin was 9.6% for the second quarter of fiscal 2009. For the first six months of fiscal 2009, our gross profit margin was 33.6% and our operating margin was 8.0%.
The results for the second quarter and first six months of fiscal 2009 and 2008 reflect the impact of several strategic actions initiated in fiscal 2008. These strategic actions include store rationalization charges related to the closing of 15 underperforming stores and the removal of approximately 50 stores from our new store opening pipeline, business rationalization charges related to the exit of our EXPO, THD Design Center, Yardbirds and HD Bath businesses (the “Exited Businesses”) and charges related to the restructuring of support functions (collectively, the “Rationalization Charges”). These actions resulted in pretax Rationalization Charges of $20 million and $18 million for the second quarter of fiscal 2009 and 2008, respectively, and $137 million and $561 million for the first six months of fiscal 2009 and 2008, respectively. Excluding these Rationalization Charges, Diluted Earnings per Share were $0.67 for the second quarter of fiscal 2009 compared to $0.72 for the second quarter of fiscal 2008 and were $1.01 for the first six months of fiscal 2009 compared to $1.13 for the first six months of fiscal 2008.
The results for the second quarter and first six months of fiscal 2009 also reflect a tax benefit of approximately $50 million to Net Earnings arising from a favorable foreign tax settlement. This tax benefit positively impacted Diluted Earnings per Share by approximately $0.03 for the second quarter and first six months of fiscal 2009.

Net Sales decreased 9.1% to $19.1 billion for the second quarter of fiscal 2009 from $21.0 billion for the second quarter of fiscal 2008. For the first six months of fiscal 2009, Net Sales decreased 9.4% to $35.2 billion from $38.9 billion for the first six months of fiscal 2008. The slowdown in the global economy and weakness in the U.S. residential construction and home improvement markets negatively impacted our Net Sales for the second quarter and first six months of fiscal 2009. Our comparable store sales declined 8.5% in the second quarter of fiscal 2009 driven by an 8.5% decline in our comparable store average ticket to $52.23. For our U.S. stores, comparable store sales declined 6.9% and comparable store customer transactions increased by 0.4% in the second quarter of fiscal 2009.
In the first six months of fiscal 2009, we continued to focus on our core retail business, investing in our associates and stores and improving our customer service. The roll-out of our Customer FIRST training to all store associates and support staff in the first quarter of fiscal 2009 has brought simplification and focus across the business, and we are seeing the benefit of this in improved customer service ratings for the first six months of fiscal 2009.
We also made significant progress on our merchandising tools in the U.S. that helped us to better manage markdown and clearance activity and to better control inventory. At the end of the second quarter of fiscal 2009, our inventory had decreased by $1.1 billion from the second quarter of fiscal 2008. Additionally, our average inventory per store decreased by 8.3% at the end of the second quarter of fiscal 2009 compared to the second quarter of last year. We continued our supply chain transformation to improve product availability. As of August 18, 2009, we had eight Rapid Deployment Centers (“RDCs”) operating that serve approximately 800 of our U.S. stores. We plan to open additional RDCs in fiscal 2009 and expect that they will serve approximately 1,000 of our U.S. stores by the end of fiscal 2009. We remain committed to our overall RDC roll-out strategy, supporting our goal of increasing our central distribution penetration.
We opened three new stores during the second quarter of fiscal 2009 and closed one store in China, bringing our total store count to 2,240. As of the end of the second quarter of fiscal 2009, a total of 266 stores, or approximately 12%, were located in Canada, Mexico and China compared to 251 as of the end of the second quarter of fiscal 2008.
We generated $3.3 billion of cash flow from operations in the first six months of fiscal 2009. We used a portion of this cash flow to pay $762 million of dividends and fund $353 million in capital expenditures.
At the end of the second quarter of fiscal 2009, our long-term debt-to-equity ratio was 50.4% compared to 60.9% at the end of the second quarter of fiscal 2008. Our return on invested capital (computed on the average of beginning and ending long-term debt, equity and net operating profit after tax for the trailing twelve months) was 9.3% for the second quarter of fiscal 2009 compared to 10.7% for the second quarter of fiscal 2008. This decrease reflects the decline in our operating profit and the impact of the Rationalization Charges. Excluding Rationalization Charges, our return on invested capital was 10.3% for the second quarter of fiscal 2009 compared to 11.6% for the second quarter of fiscal 2008.

We believe the selected sales data, the percentage relationship between Net Sales and major categories in the Consolidated Statements of Earnings and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations.

	% of Net Sales
					% Increase (Decrease)
					in Dollar Amounts
	Three Months Ended		Six Months Ended

	August 2,	August 3,	August 2,	August 3,	Three	Six
	2009	2008	2009	2008	Months	Months
NET SALES	100.0%	100.0%	100.0%	100.0%	(9.1)%	(9.4)%

GROSS PROFIT	33.5	33.2	33.6	33.5	(8.3)	(9.2)

Operating Expenses:
Selling, General and Administrative	21.6	21.3	23.2	24.1	(7.8)	(12.9)
Depreciation and Amortization	2.3	2.2	2.4	2.3	(4.0)	(3.8)

Total Operating Expenses	23.9	23.4	25.6	26.4	(7.5)	(12.1)

OPERATING INCOME	9.6	9.7	8.0	7.1	(10.2)	1.6

Interest (Income) Expense:
Interest and Investment Income	-	-	-	-	50.0	57.1
Interest Expense	0.9	0.8	1.0	0.8	3.7	5.8

Interest, net	0.8	0.7	1.0	0.8	2.5	4.7

EARNINGS BEFORE PROVISION FOR INCOME TAXES	8.8	9.0	7.0	6.3	(11.3)	1.1
Provision for Income Taxes	2.9	3.3	2.4	2.3	(18.6)	(4.9)

NET EARNINGS	5.9%	5.7%	4.6%	4.0%	(7.2)	4.6

Note: Certain percentages may not sum to totals due to rounding.

SELECTED SALES DATA
Number of Customer Transactions (in millions)	362	361	672	675	0.3%	(0.4)%
Average Ticket	$52.25	$57.58	$52.45	$57.48	(9.3)%	(8.8)%
Weighted Average Weekly Sales Per Operating Store (in thousands)	$650	$707	$600	$662	(8.1)%	(9.4)%
Weighted Average Sales per Square Foot	$321.91	$350.21	$297.15	$327.92	(8.1)%	(9.4)%
Comparable Store Sales Decrease (%)(1)	(8.5)%	(7.9)%	(9.3)%	(7.2)%	N/A	N/A

(1)	Includes Net Sales at locations open greater than 12 months, including relocated and remodeled stores. Retail stores become comparable on the Monday following their 365th day of operation. Comparable store sales is intended only as supplemental information and is not a substitute for Net Sales or Net Earnings presented in accordance with generally accepted accounting principles.

RESULTS OF OPERATIONS
Net Sales for the second quarter of fiscal 2009 decreased 9.1%, or $1.9 billion, to $19.1 billion from $21.0 billion for the second quarter of fiscal 2008. For the first six months of fiscal 2009, Net Sales decreased 9.4%, or $3.7 billion, to $35.2 billion from $38.9 billion for the comparable period in fiscal 2008.
The decrease in Net Sales for the second quarter and first six months of fiscal 2009 reflects the impact of negative comparable store sales as well as the net impact of fewer open stores in fiscal 2009 versus the comparable periods of fiscal 2008. Total comparable store sales decreased 8.5% for the second quarter of fiscal 2009 compared to a decrease of 7.9% for the second quarter of fiscal 2008. For the first six months of fiscal 2009, total comparable store sales decreased 9.3% compared to a decrease of 7.2% for the same period of fiscal 2008.
There were a number of factors that contributed to our comparable store sales decline. The U.S. residential construction and home improvement markets continued to be soft, and consumers were challenged due to a number of factors including higher unemployment. We saw relative strength in Building Materials, Flooring, Paint, Plumbing and Garden/Seasonal as comparable store sales in these areas were above the Company average for the second quarter and first six months of fiscal 2009, with Paint experiencing positive comparable store sales in the second quarter of fiscal 2009. Comparable store sales for Lumber, Hardware, Electrical, Kitchen/Bath and Millwork were below the Company average for the second quarter and first six months of fiscal 2009. In the first six months of fiscal 2009, we also saw significant strengthening of the U.S. dollar against all currencies. Fluctuating exchange rates negatively impacted our total Company comparable store sales by approximately 160 basis points for the first six months of fiscal 2009 compared to the first six months of last year.
Gross Profit decreased 8.3% to $6.4 billion for the second quarter of fiscal 2009 from $7.0 billion for the second quarter of fiscal 2008. Gross Profit decreased 9.2% to $11.8 billion for the first six months of fiscal 2009 from $13.0 billion for the first six months of fiscal 2008. Gross Profit as a percent of Net Sales increased 32 basis points to 33.5% for the second quarter of fiscal 2009 compared to 33.2% for the second quarter of fiscal 2008. For the first six months of fiscal 2009, Gross Profit as a percent of Net Sales was 33.6% compared with 33.5% for the comparable period of fiscal 2008, an increase of 8 basis points. Our U.S. stores experienced gross margin expansion in the second quarter and first six months of fiscal 2009 driven by mix of products sold, lower markdowns than last year as we anniversaried certain promotions and clearance that we did not repeat and improved shrink performance. Through our focused bay portfolio approach, our U.S. merchants continued to introduce new lower prices while growing overall gross margin. The U.S. gross margin expansion was partially offset by gross margin contraction arising from our non-U.S. businesses, principally Canada.
Selling, General and Administrative Expense (“SG&A”) decreased 7.8% to $4.1 billion for the second quarter of fiscal 2009 from $4.5 billion for the second quarter of fiscal 2008. For the first six months of fiscal 2009, SG&A decreased 12.9% to
$8.2 billion from $9.4 billion for the first six months of fiscal 2008. As a percent of Net Sales, SG&A was 21.6% for the second quarter of fiscal 2009 compared to 21.3% for the second quarter of fiscal 2008. For the first six months of fiscal 2009, SG&A as a percent of Net Sales was 23.2% compared to 24.1% for the same period last year. Excluding the Rationalization Charges, SG&A as a percent of Net Sales was 22.8% and 22.7% for the first six months of fiscal 2009 and 2008, respectively. For the second quarter and first six months of fiscal 2009, our deleverage in SG&A reflects the impact of a negative comparable store sales environment, offset by a lower cost of credit associated with the private label credit card program and solid expense control.
Depreciation and Amortization decreased 4.0% to $434 million for the second quarter of fiscal 2009 from $452 million for the second quarter of fiscal 2008. For the first six months of fiscal 2009, Depreciation and Amortization decreased 3.8% to $862 million from $896 million for the same period of fiscal 2008. Depreciation and Amortization as a percent of Net Sales was 2.3% for the second quarter of fiscal 2009 compared to 2.2% for the second quarter of fiscal 2008, and was 2.4% for the first six months of fiscal 2009 compared to 2.3% for the same period in fiscal 2008. The increase in Depreciation and Amortization as a percent of Net Sales for both periods was primarily due to sales deleverage.
Operating Income decreased 10.2% to $1.8 billion for the second quarter of fiscal 2009 from $2.0 billion for the second quarter of fiscal 2008. Operating Income was $2.8 billion for the first six months of fiscal 2009 and 2008. Operating Income as a percent of Net Sales was 9.6% for the second quarter of fiscal 2009 compared to 9.7% for the second quarter of fiscal

2008, and was 8.0% for the first six months of fiscal 2009 compared to 7.1% for the first six months of fiscal 2008. Excluding the Rationalization Charges, our Operating Income as a percent of Net Sales was 8.4% for the first six months of fiscal 2009 compared to 8.6% for the first six months of fiscal 2008.
In the second quarter of fiscal 2009, we recognized $161 million of net Interest Expense compared to $157 million in the second quarter of fiscal 2008.  We recognized $336 million of net Interest Expense in the first six months of fiscal 2009 compared to $321 million for the same period last year. Net Interest Expense as a percentage of Net Sales was 0.8% for the second quarter of fiscal 2009 compared to 0.7% for the second quarter of fiscal 2008. For the first six months of fiscal 2009, net Interest Expense as a percent of Net Sales was 1.0% compared to 0.8% for the same period last year. The increase in net Interest Expense as a percent of Net Sales for the first six months of fiscal 2009 was primarily due to sales deleverage.
Our combined effective income tax rate decreased to 34.2% for the first six months of fiscal 2009 from 36.4% for the comparable period of fiscal 2008, reflecting a favorable foreign tax settlement. This settlement reduced tax expense by approximately $50 million and provided an approximately $0.03 benefit to Diluted Earnings per Share.
Diluted Earnings per Share were $0.66 and $0.96 for the second quarter and first six months of fiscal 2009 compared to $0.71 and $0.93 for the second quarter and first six months of fiscal 2008, respectively. Excluding the Rationalization Charges, Diluted Earnings per Share for the second quarter of fiscal 2009 were $0.67, a decrease of 6.9% from the second quarter of fiscal 2008. Excluding the Rationalization Charges, Diluted Earnings per Share for the first six months of fiscal 2009 were $1.01, a decrease of 10.6% from the first six months of fiscal 2008.
To provide clarity, internally and externally, about our operating performance for the second quarter and first six months of fiscal 2009 and 2008, we supplemented our reporting with non-GAAP financial measures to reflect adjustments for the Rationalization Charges as described more fully in Note 2 to the Consolidated Financial Statements, as well as the Net Sales from Exited Businesses during the period from closing announcement to actual closing. We believe that these non-GAAP financial measures better enable management and investors to understand and analyze our performance by providing them with meaningful information relevant to events of unusual nature or frequency. However, this supplemental information should not be considered in isolation or as a substitute for the related GAAP measures. The following reconciles the non-GAAP financial measures to the corresponding GAAP measures for the second quarter and first six months of fiscal 2009 and 2008:

	Three Months Ended August 2, 2009				Six Months Ended August 2, 2009
amounts in millions, except per share data	As		Non-GAAP	% of Net	As		Non-GAAP	% of
	Reported	Adjustments	Measures	Sales	Reported	Adjustments	Measures	Net Sales
Net Sales	$19,071	$-	$19,071	100.0%	$35,246	$221	$35,025	100.0%
Cost of Sales	12,683	1	12,682	66.5	23,408	193	23,215	66.3

Gross Profit	6,388	(1)	6,389	33.5	11,838	28	11,810	33.7
Operating Expenses:
Selling, General and Administrative	4,121	18	4,103	21.5	8,163	161	8,002	22.8
Depreciation and Amortization	434	1	433	2.3	862	4	858	2.4

Total Operating Expenses	4,555	19	4,536	23.8	9,025	165	8,860	25.3

Operating Income	1,833	(20)	1,853	9.7	2,813	(137)	2,950	8.4
Interest, net	161	-	161	0.8	336	-	336	1.0

Earnings Before Provision for Income Taxes	1,672	(20)	1,692	8.9	2,477	(137)	2,614	7.5
Provision for Income Taxes	556	(9)	565	3.0	847	(53)	900	2.6

Net Earnings	$1,116	$(11)	$1,127	5.9%	$1,630	$(84)	$1,714	4.9%

Diluted Earnings per Share	$0.66	$(0.01)	$0.67	N/A	$0.96	$(0.05)	$1.01	N/A

	Three Months Ended August 3, 2008				Six Months Ended August 3, 2008
	As		Non-GAAP	% of Net	As		Non-GAAP	% of
	Reported	Adjustments	Measures	Sales	Reported	Adjustments	Measures	Net Sales
Net Sales	$20,990	$-	$20,990	100.0%	$38,897	$-	$38,897	100.0%
Cost of Sales	14,026	-	14,026	66.8	25,861	10	25,851	66.5

Gross Profit	6,964	-	6,964	33.2	13,036	(10)	13,046	33.5
Operating Expenses:
Selling, General and Administrative	4,470	17	4,453	21.2	9,370	550	8,820	22.7
Depreciation and Amortization	452	1	451	2.1	896	1	895	2.3

Total Operating Expenses	4,922	18	4,904	23.4	10,266	551	9,715	25.0

Operating Income	2,042	(18)	2,060	9.8	2,770	(561)	3,331	8.6
Interest, net	157	-	157	0.7	321	-	321	0.8

Earnings Before Provision for Income Taxes	1,885	(18)	1,903	9.1	2,449	(561)	3,010	7.7
Provision for Income Taxes	683	(8)	691	3.3	891	(210)	1,101	2.8

Net Earnings	$1,202	$(10)	$1,212	5.8%	$1,558	$(351)	$1,909	4.9%

Diluted Earnings per Share	$0.71	$(0.01)	$0.72	N/A	$0.93	$(0.21)	$1.13	N/A

Note:	Diluted Earnings per Share may not foot due to rounding.
LIQUIDITY AND CAPITAL RESOURCES
Cash flow generated from operations provides us with a significant source of liquidity. During the first six months of fiscal 2009, Net Cash Provided by Operating Activities was $3.3 billion compared to $3.7 billion for the same period of fiscal 2008. This change was primarily a result of lower earnings excluding noncash impairment charges incurred during the first six months of fiscal 2008.
Net Cash Used in Investing Activities for the first six months of fiscal 2009 was $214 million compared to $860 million for the same period of fiscal 2008. The decrease was primarily the result of $607 million less in capital expenditures in the first six months of fiscal 2009 compared to the same period last year.
During the first six months of fiscal 2009, Net Cash Used in Financing Activities was $529 million compared with $2.2 billion for the same period of fiscal 2008. This change was the result of $1.7 billion in Repayments of Short-Term Borrowings in the first half of fiscal 2008.
We have commercial paper programs that allow for borrowings up to $3.25 billion. In connection with the programs, we have a back-up credit facility with a consortium of banks for borrowings up to $3.25 billion. As of August 2, 2009, there were no borrowings outstanding under the commercial paper programs or the related credit facility. The credit facility, which expires in December 2010, contains various restrictive covenants, with all of which we are in compliance. None of the covenants are expected to impact our liquidity or capital resources. In August 2009, we filed a shelf registration statement with the SEC for the potential future issuance of debt securities, replacing a shelf registration statement that had expired.
As of August 2, 2009, we had $3.1 billion in Cash and Short-Term Investments. We believe that our current cash position, access to the debt capital markets and cash flow generated from operations should be sufficient to enable us to complete our capital expenditure programs and fund dividend payments and any required long-term debt payments through the next several fiscal years. In addition, we have funds available from our commercial paper programs and the ability to obtain alternative sources of financing for other requirements. We currently intend to use cash flow generated by operations to repay the $1.8 billion in debt coming due in fiscal 2009.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our exposure to market risks results primarily from fluctuations in interest rates. There have been no material changes to our exposure to market risks from those disclosed in our Form 10-K.
Item 4. Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended August 2, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The following information updates, and should be read in conjunction with, Item 3, “Legal Proceedings,” of the Company’s Form 10-K. Except as set forth below, there are no other material changes during the second quarter of fiscal 2009 to our disclosure in Item 3 of the Form 10-K.
As discussed on page 11 of the Form 10-K, on September 26, 2008, the Company received an Administrative Order and Notice of Civil Administrative Penalty Assessment from the State of New Jersey Department of Environmental Protection (“DEP”), seeking a civil penalty for alleged violations of recordkeeping requirements pertaining to the use of generators as determined by the DEP. On July 9, 2009, the Company entered into a settlement agreement with the DEP, and the disposition of this matter is now complete. The settlement did not have a material effect on the Company’s consolidated financial condition or results of operations.
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
The risks described in the Form 10-K and set forth above are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	During the second quarter of fiscal 2009, the Company issued 13,548 deferred stock units under The Home Depot, Inc. NonEmployee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The deferred stock units were credited to the accounts of such nonemployee directors who elected to receive board retainers in the form of deferred stock units instead of cash during the second quarter of fiscal 2009. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.

During the second quarter of fiscal 2009, the Company credited 1,397 deferred stock units to participant accounts under The Home Depot FutureBuilder Restoration Plan pursuant to an exemption from the registration requirements of the Securities Act for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following the termination of services as described in this plan.

(c)	Since fiscal 2002, the Company has repurchased shares of its common stock having a value of approximately $27.3 billion pursuant to its share repurchase program. The number and average price of shares purchased in each fiscal month of the second quarter of fiscal 2009 are set forth in the table below:

				Approximate Dollar
	Total		Total Number of	Value of Shares
	Number of	Average	Shares Purchased as	that May Yet Be
	Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased(1)	Per Share(1)	Announced Program(2)	the Program(2)
May 4, 2009 – May 31, 2009	22,619	$24.26	-	$12,731,893,819
June 1, 2009 – June 28, 2009	2,743	$23.77	-	$12,731,893,819
June 29, 2008 – August 2, 2009	62,033	$24.37	-	$12,731,893,819
(1)	These amounts are repurchases pursuant to the Company’s 1997 and 2005 Omnibus Stock Incentive Plans (the “Plans”). Under the Plans, participants may exercise stock options by surrendering shares of common stock that the participants already own as payment of the exercise price. Participants in the Plans may also surrender shares as payment of applicable tax withholding on the vesting of restricted stock and deferred share awards. Shares so surrendered by participants in the Plans are repurchased pursuant to the terms of the Plans and applicable award agreement and not pursuant to publicly announced share repurchase programs.

(2)	The Company’s common stock repurchase program was initially announced on July 15, 2002. As of the end of the second quarter of fiscal 2009, the Board had approved purchases up to $40.0 billion. The program does not have a prescribed expiration date.
Item 4. Submission of Matters to a Vote of Security Holders
The Company’s Annual Meeting of Shareholders was held on May 28, 2009. The information set forth in Part II, Item 4 of the Company’s Quarterly Report on Form 10-Q for the period ended May 3, 2009 is incorporated herein by reference.

Item 6. Exhibits
Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the references in brackets. All other exhibits are filed or furnished herewith, unless otherwise noted below.

*3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q for the fiscal quarter ended August 4, 2002, Exhibit 3.1 (File No. 1-8207)]

*3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q for the fiscal quarter ended May 3, 2009, Exhibit 3.2]

*3.3	By-Laws of The Home Depot, Inc. (Amended and Restated Effective August 20, 2009) [Form 8-K filed on August 26, 2009, Exhibit 3.1]

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter of KPMG LLP, Acknowledgement of Independent Registered Public Accounting Firm, dated September 2, 2009.

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Executive Vice President – Corporate Services furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 2009, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income; and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

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

September 1, 2009

(Date)

INDEX TO EXHIBITS

Exhibit	Description

Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the references in brackets. All other exhibits are filed or furnished herewith, unless otherwise noted below.

*3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q for the fiscal quarter ended August 4, 2002, Exhibit 3.1 (File No. 1-8207)]

*3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q for the fiscal quarter ended May 3, 2009, Exhibit 3.2]

*3.3	By-Laws of The Home Depot, Inc. (Amended and Restated Effective August 20, 2009) [Form 8-K filed on August 26, 2009, Exhibit 3.1]

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter of KPMG LLP, Acknowledgement of Independent Registered Public Accounting Firm, dated September 2, 2009.

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Executive Vice President – Corporate Services furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 2009, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income; and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.