Form 10-Q
period 2009-11-01
HOME DEPOT INC
filed 2009-12-03
CIK 354950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2009

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

$0.05 par value 1,700,411,887 shares of common stock, as of November 27, 2009

THE HOME DEPOT, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(Amounts In Millions, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	November 1, 2009	November 2, 2008	November 1, 2009	November 2, 2008
NET SALES	$16,361	$17,784	$51,607	$56,681
Cost of Sales	10,800	11,790	34,208	37,651

GROSS PROFIT	5,561	5,994	17,399	19,030

Operating Expenses:
Selling, General and Administrative	3,870	4,225	12,033	13,595
Depreciation and Amortization	428	446	1,290	1,342

Total Operating Expenses	4,298	4,671	13,323	14,937

OPERATING INCOME	1,263	1,323	4,076	4,093

Interest (Income) Expense:
Interest and Investment Income	(4)	(6)	(15)	(13)
Interest Expense	168	157	515	485

Interest, net	164	151	500	472

EARNINGS BEFORE PROVISION FOR INCOME TAXES	1,099	1,172	3,576	3,621
Provision for Income Taxes	410	416	1,257	1,307

NET EARNINGS	$689	$756	$2,319	$2,314

Weighted Average Common Shares	1,682	1,681	1,684	1,681
BASIC EARNINGS PER SHARE	$0.41	$0.45	$1.38	$1.38

Diluted Weighted Average Common Shares	1,693	1,687	1,692	1,686
DILUTED EARNINGS PER SHARE	$0.41	$0.45	$1.37	$1.37

Dividends Declared Per Share	$0.225	$0.225	$0.675	$0.675

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts In Millions, Except Share and Per Share Data)

	November 1, 2009	February 1, 2009
ASSETS
Current Assets:
Cash and Cash Equivalents	$2,719	$519
Short-Term Investments	6	6
Receivables, net	1,188	972
Merchandise Inventories	10,817	10,673
Other Current Assets	1,169	1,192

Total Current Assets	15,899	13,362

Property and Equipment, at cost	36,997	36,477
Less Accumulated Depreciation and Amortization	11,416	10,243

Net Property and Equipment	25,581	26,234

Notes Receivable	33	36
Goodwill	1,163	1,134
Other Assets	374	398

Total Assets	$43,050	$41,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$5,829	$4,822
Accrued Salaries and Related Expenses	1,069	1,129
Sales Taxes Payable	432	337
Deferred Revenue	1,177	1,165
Income Taxes Payable	484	289
Current Installments of Long-Term Debt	1,769	1,767
Other Accrued Expenses	1,695	1,644

Total Current Liabilities	12,455	11,153

Long-Term Debt, excluding current installments	8,656	9,667
Other Long-Term Liabilities	2,226	2,198
Deferred Income Taxes	333	369

Total Liabilities	23,670	23,387

STOCKHOLDERS’ EQUITY
Common Stock, par value $0.05; Authorized: 10 billion shares;
Issued: 1.715 billion shares at November 1, 2009 and 1.707 billion shares at February 1, 2009; Outstanding: 1.701 billion shares at November 1, 2009 and 1.696 billion shares at February 1, 2009	86	85
Paid-In Capital	6,225	6,048
Retained Earnings	13,265	12,093
Accumulated Other Comprehensive Income (Loss)	274	(77)
Treasury Stock, at cost, 14 million shares at November 1, 2009 and 11 million shares at February 1, 2009	(470)	(372)

Total Stockholders’ Equity	19,380	17,777

Total Liabilities and Stockholders’ Equity	$43,050	$41,164

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts In Millions)

	Nine Months Ended
	November 1, 2009	November 2, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$2,319	$2,314
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,364	1,432
Impairment Related to Rationalization Charges	-	313
Stock-Based Compensation Expense	160	155
Changes in Assets and Liabilities:
Increase in Receivables, net	(239)	(225)
Increase in Merchandise Inventories	(28)	(365)
Decrease (Increase) in Other Current Assets	93	(72)
Increase in Accounts Payable and Accrued Expenses	834	1,102
Decrease in Deferred Revenue	(1)	(192)
Increase in Income Taxes Payable	200	298
Decrease in Deferred Income Taxes	(131)	(164)
Other	93	198

Net Cash Provided by Operating Activities	4,664	4,794

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(568)	(1,411)
Proceeds from Sales of Property and Equipment	161	128
Purchases of Investments	-	(83)
Proceeds from Sales and Maturities of Investments	22	2

Net Cash Used in Investing Activities	(385)	(1,364)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of Short-Term Borrowings, net	-	(1,740)
Repayments of Long-Term Debt	(1,015)	(308)
Proceeds from Sales of Common Stock	37	55
Repurchases of Common Stock	(98)	(70)
Cash Dividends Paid to Stockholders	(1,144)	(1,141)
Other	121	209

Net Cash Used in Financing Activities	(2,099)	(2,995)

Increase in Cash and Cash Equivalents	2,180	435
Effect of Exchange Rate Changes on Cash and Cash Equivalents	20	(16)
Cash and Cash Equivalents at Beginning of Period	519	445

Cash and Cash Equivalents at End of Period	$2,719	$864

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts In Millions)

	Three Months Ended		Nine Months Ended
	November 1, 2009	November 2, 2008	November 1, 2009	November 2, 2008
Net Earnings	$689	$756	$2,319	$2,314
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	(45)	(554)	345	(574)
Cash Flow Hedges (1)	(1)	(8)	4	(3)
Unrealized Gain (Loss) on Investments (1)	1	(1)	2	(1)

Total Other Comprehensive (Loss) Income	(45)	(563)	351	(578)

Comprehensive Income	$644	$193	$2,670	$1,736

(1)	These components of comprehensive income are reported net of income taxes.

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

Business

The Home Depot, Inc. and subsidiaries (the “Company”) operate The Home Depot stores, which are full-service, warehouse-style stores averaging approximately 105,000 square feet in size. The stores stock approximately 30,000 to 40,000 different kinds of building materials, home improvement supplies and lawn and garden products that are sold to do-it-yourself customers, do-it-for-me customers, home improvement contractors, trades people and building maintenance professionals.

Fair Value of Financial Instruments

The carrying amounts of Cash and Cash Equivalents, Receivables and Accounts Payable approximate fair value due to the short-term maturities of these financial instruments. Short-Term Investments are recorded at fair value based on current market rates and are classified as available-for-sale. The $10.0 billion of senior notes included in Current Installments of Long-Term Debt and Long-Term Debt in the accompanying Consolidated Balance Sheets had a fair market value of $10.3 billion as of November 1, 2009. The fair market value of the senior notes was determined using Level 1 data as defined by Financial Accounting Standards Board Accounting Standards Codification Topic 820-10, “Fair Value Measurements and Disclosures” (“FASB ASC 820-10”).

Valuation Reserves

As of November 1, 2009 and February 1, 2009, the valuation allowances for Merchandise Inventories and uncollectible Receivables were not material.

Goodwill and Other Intangible Assets

The Company completed its annual assessment on the recoverability of Goodwill and indefinite lived intangible assets in the third quarter of fiscal 2009. The fair values of the Company’s reporting units and indefinite lived intangible assets were determined using Level 3 data as defined by FASB ASC 820-10. No impairment charges were recorded.

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

THE HOME DEPOT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Finally, in January 2009 the Company restructured its support functions to better align the Company’s cost structure. These actions impacted approximately 2,000 associates.

The Company recognized total pretax charges of $146 million for the first nine months of fiscal 2009, including $9 million in the third quarter of fiscal 2009, and $564 million for the first nine months of fiscal 2008, including $3 million in the third quarter of fiscal 2008, related to these actions (collectively, the “Rationalization Charges”). The significant components of the total expected charges and charges incurred to date are as follows (amounts in millions):

	Total Expected Charges	Fiscal 2008 Charges	First Nine Months Fiscal 2009 Charges	Estimated Remaining Charges
Asset impairments	$ 580	$580	$ -	$ -
Lease obligation costs, net	336	252	84	-
Severance	86	78	8	-
Other	113	41	54	18

Total	$1,115	$951	$146	$18

Inventory markdown costs reflected in Other are included in Cost of Sales in the accompanying Consolidated Statements of Earnings, and costs related to asset impairments, lease obligations, severance and other miscellaneous costs are included in Selling, General and Administrative expenses. Asset impairment charges, including contractual costs to complete certain assets, were determined based on fair market value using market data for each individual property. Lease obligation costs represent the present value of contractually obligated rental payments offset by estimated sublet income, including estimates of the time required to sublease the locations. The payments related to the leased locations therefore are not generally incremental uses of cash.

The assumptions used to determine the fair market values for the purpose of recording asset impairment and lease obligation costs include significant unobservable inputs, or Level 3 data, as defined by FASB ASC 820-10.

Activity related to Rationalization Charges for the first nine months of fiscal 2009 was as follows (amounts in millions):

	Accrued Balance, February 1, 2009	First Nine Months Fiscal 2009 Charges	Cash Uses	Non-cash Uses	Accrued Balance, November 1, 2009
Asset impairments	$ 38	$ -	$ -	$ 14	$ 24
Lease obligation costs, net	213	84	59	-	238
Severance	72	8	80	-	-
Other	20	54	71	3	-

Total	$343	$146	$210	$ 17	$262

THE HOME DEPOT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES

The reconciliation of basic to diluted weighted average common shares for the three and nine months ended November 1, 2009 and November 2, 2008 was as follows (amounts in millions):

	Three Months Ended		Nine Months Ended
	November 1, 2009	November 2, 2008	November 1, 2009	November 2, 2008
Weighted average common shares	1,682	1,681	1,684	1,681
Effect of potentially dilutive securities:
Stock Plans	11	6	8	5

Diluted weighted average common shares	1,693	1,687	1,692	1,686

Stock plans include shares granted under the Company’s employee stock plans. Options to purchase 44 million and 50 million shares of common stock for the three months ended November 1, 2009 and November 2, 2008, respectively, and options to purchase 49 million and 52 million shares of common stock for the nine months ended November 1, 2009 and November 2, 2008, respectively, were excluded from the computation of Diluted Earnings per Share because their effect would have been anti-dilutive.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

The Home Depot, Inc.:

We have reviewed the Consolidated Balance Sheet of The Home Depot, Inc. and subsidiaries as of November 1, 2009, and the related Consolidated Statements of Earnings and Comprehensive Income for the three-month and nine-month periods ended November 1, 2009 and November 2, 2008, and the related Consolidated Statements of Cash Flows for the nine-month periods ended November 1, 2009 and November 2, 2008. These Consolidated Financial Statements are the responsibility of the Company’s management.

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

December 2, 2009

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

Forward-looking statements are based on currently available information and our current assumptions, expectations and projections about future events. You are cautioned not to place undue reliance on our forward-looking statements. These statements are not guarantees of future performance and are subject to future events, risks and uncertainties – many of which are beyond our control or are currently unknown to us – as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. These risks and uncertainties include, but are not limited to, those described in Item 1A, “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended February 1, 2009 as filed with the Securities and Exchange Commission (“SEC”) on April 2, 2009 (“Form 10-K”) and in Item 1A of Part II and elsewhere in this report. The risks and uncertainties described in the Form 10-K and in this report include the considerable risks associated with the current economic environment and the possible adverse effects on the Company’s results of operations and financial condition. You should read such information in conjunction with our Financial Statements and related notes in Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report. There also may be other factors that we cannot anticipate or that are not described in this report, generally because we do not currently perceive them to be material. Those factors could cause results to differ materially from our expectations.

Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements other than as required by law. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the SEC.

EXECUTIVE SUMMARY AND SELECTED CONSOLIDATED STATEMENTS OF EARNINGS DATA

For the third quarter of fiscal 2009, we reported Net Earnings of $689 million and Diluted Earnings per Share of $0.41 compared to Net Earnings of $756 million and Diluted Earnings per Share of $0.45 for the third quarter of fiscal 2008. For the first nine months of both fiscal 2009 and 2008, we reported Net Earnings of $2.3 billion and Diluted Earnings per Share of $1.37. Our gross profit margin was 34.0% and our operating margin was 7.7% for the third quarter of fiscal 2009. For the first nine months of fiscal 2009, our gross profit margin was 33.7% and our operating margin was 7.9%.

The results for the third quarter and first nine months of fiscal 2009 and 2008 reflect the impact of several strategic actions initiated in fiscal 2008. These strategic actions resulted in store rationalization charges related to the closing of 15 underperforming stores and the removal of approximately 50 stores from our new store pipeline, business rationalization charges related to the exit of our EXPO, THD Design Center, Yardbirds and HD Bath businesses (the “Exited Businesses”) and charges related to the restructuring of support functions (collectively, the “Rationalization Charges”). These actions resulted in pretax Rationalization Charges of $146 million and $564 million for the first nine months of fiscal 2009 and 2008, respectively. Excluding these Rationalization Charges, Diluted Earnings per Share were $1.42 for the first nine months of fiscal 2009 compared to $1.58 for the first nine months of fiscal 2008. Additionally, a tax benefit of approximately $50 million recognized in the second quarter of fiscal 2009 arising from a favorable foreign tax settlement positively impacted Diluted Earnings per Share for the first nine months of fiscal 2009 by approximately $0.03.

Net Sales decreased 8.0% to $16.4 billion for the third quarter of fiscal 2009 from $17.8 billion for the third quarter of fiscal 2008. For the first nine months of fiscal 2009, Net Sales decreased 9.0% to $51.6 billion from $56.7 billion for the first nine months of fiscal 2008. The slowdown in the global economy and weakness in the U.S. residential construction, housing and home improvement markets negatively impacted our Net Sales for the third quarter and first nine months of fiscal 2009. Our comparable store sales declined 6.9% in the third quarter of fiscal 2009 driven by a 6.4% decline in our comparable store average ticket to $51.86, as well as a 0.5% decline in comparable store customer transactions. Comparable store sales for our U.S. stores declined 7.1% in the third quarter of fiscal 2009.

In the first nine months of fiscal 2009, we continued to focus on our core retail business, investing in our associates and stores and improving our customer service. The roll-out of our Customer FIRST training to all store associates and support staff in the first quarter of fiscal 2009 has brought simplification and focus across the business, and we are seeing the benefit of this in improved customer service ratings for the first nine months of fiscal 2009.

We also made significant progress on our merchandising tools in the U.S. that helped us to better manage markdown and clearance activity and to better control inventory. At the end of the third quarter of fiscal 2009, our inventory had decreased by $1.1 billion from the third quarter of fiscal 2008. Additionally, our average inventory per store decreased by 7.8% at the end of the third quarter of fiscal 2009 compared to the third quarter of last year. We continued our supply chain transformation to improve product availability. As of November 17, 2009, we had ten Rapid Deployment Centers (“RDCs”) operating that serve approximately 1,000, or more than 50%, of our U.S. stores. We remain committed to our overall RDC roll-out strategy, supporting our goal of increasing our central distribution penetration. Our supply chain transformation also includes restructuring our stocking distribution centers. To achieve further supply chain efficiency, we closed two stocking distribution centers during the first nine months of fiscal 2009 and expect to reduce a total of approximately 1.3 million square feet of stocking warehouse space by the end of fiscal 2009.

We opened two new stores during the third quarter of fiscal 2009, bringing our total store count to 2,242. As of the end of the third quarter of fiscal 2009, a total of 267 stores, or approximately 12%, were located in Canada, Mexico and China compared to 257 as of the end of the third quarter of fiscal 2008.

We generated $4.7 billion of cash flow from operations in the first nine months of fiscal 2009. We used a portion of this cash flow to pay $1.1 billion of dividends, repay $1.0 billion of Long-Term Debt, fund $568 million in capital expenditures and fund $98 million of share repurchases.

At the end of the third quarter of fiscal 2009, our long-term debt-to-equity ratio was 44.7% compared to 56.3% at the end of the third quarter of fiscal 2008. Our return on invested capital (computed on the average of beginning and ending long-term debt, equity and net operating profit after tax for the trailing twelve months) was 9.5% for the third quarter of fiscal 2009 compared to 11.6% for the third quarter of fiscal 2008. This decrease reflects the decline in our operating profit and the impact of the Rationalization Charges. Excluding Rationalization Charges, our return on invested capital was 10.4% for the third quarter of fiscal 2009 compared to 12.7% for the third quarter of fiscal 2008.

We believe the selected sales data, the percentage relationship between Net Sales and major categories in the Consolidated Statements of Earnings and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations.

	% of Net Sales
	Three Months Ended		Nine Months Ended		% Increase (Decrease) in Dollar Amounts

	November 1, 2009	November 2, 2008	November 1, 2009	November 2, 2008	Three Months	Nine Months
NET SALES	100.0%	100.0%	100.0%	100.0%	(8.0)%	(9.0)%

GROSS PROFIT	34.0	33.7	33.7	33.6	(7.2)	(8.6)

Operating Expenses:
Selling, General and Administrative	23.7	23.8	23.3	24.0	(8.4)	(11.5)
Depreciation and Amortization	2.6	2.5	2.5	2.4	(4.0)	(3.9)

Total Operating Expenses	26.3	26.3	25.8	26.4	(8.0)	(10.8)

OPERATING INCOME	7.7	7.4	7.9	7.2	(4.5)	(0.4)

Interest (Income) Expense:
Interest and Investment Income	-	-	-	-	(33.3)	15.4
Interest Expense	1.0	0.9	1.0	0.9	7.0	6.2

Interest, net	1.0	0.8	1.0	0.8	8.6	5.9

EARNINGS BEFORE PROVISION FOR INCOME TAXES	6.7	6.6	6.9	6.4	(6.2)	(1.2)
Provision for Income Taxes	2.5	2.3	2.4	2.3	(1.4)	(3.8)

NET EARNINGS	4.2%	4.3%	4.5%	4.1%	(8.9)%	0.2%

Note: Certain percentages may not sum to totals due to rounding.

SELECTED SALES DATA
Number of Customer Transactions (in millions)	314	315	986	989	(0.3)%	(0.3)%
Average Ticket	$51.89	$55.86	$52.27	$56.97	(7.1)%	(8.2)%
Weighted Average Weekly Sales Per Operating Store (in thousands)	$558	$597	$586	$640	(6.5)%	(8.4)%
Weighted Average Sales per Square Foot	$276.41	$295.95	$290.28	$317.26	(6.6)%	(8.5)%
Comparable Store Sales Decrease (%)(1)	(6.9)%	(8.3)%	(8.5)%	(7.5)%	N/A	N/A

(1)

Includes Net Sales at locations open greater than 12 months, including relocated and remodeled stores. Retail stores become comparable on the Monday following their 365th day of operation. Comparable store sales is intended only as supplemental information and is not a substitute for Net Sales or Net Earnings presented in accordance with generally accepted accounting principles.

RESULTS OF OPERATIONS

Net Sales for the third quarter of fiscal 2009 decreased 8.0%, or $1.4 billion, to $16.4 billion from $17.8 billion for the third quarter of fiscal 2008. For the first nine months of fiscal 2009, Net Sales decreased 9.0%, or $5.1 billion, to $51.6 billion from $56.7 billion for the comparable period in fiscal 2008.

The decrease in Net Sales for the third quarter and first nine months of fiscal 2009 reflects the impact of negative comparable store sales as well as the net impact of fewer open stores in fiscal 2009 versus the comparable periods of fiscal 2008. Total comparable store sales decreased 6.9% for the third quarter of fiscal 2009 compared to a decrease of 8.3% for the third quarter of fiscal 2008. For the first nine months of fiscal 2009, total comparable store sales decreased 8.5% compared to a decrease of 7.5% for the same period of fiscal 2008.

There were a number of factors that contributed to our comparable store sales decline. The U.S. residential construction, housing and home improvement markets continued to be soft, and consumers were challenged due to a number of factors including higher unemployment. We saw relative strength in Building Materials, Flooring, Paint, Plumbing and Garden/Seasonal as comparable store sales in these areas were above the Company average for the third quarter and first nine months of fiscal 2009, with Paint experiencing positive comparable store sales in the third quarter of fiscal 2009. Comparable store sales for Lumber, Hardware, Electrical and Millwork were below the Company average for the third quarter and first nine months of fiscal 2009. Comparable store sales for Kitchen/Bath were above the Company average for the third quarter of fiscal 2009 and were below the Company average for the first nine months of fiscal 2009. In the first nine months of fiscal 2009, we also saw significant strengthening of the U.S. dollar against all currencies. Fluctuating exchange rates negatively impacted our total Company sales by approximately $750 million for the first nine months of fiscal 2009 compared to the first nine months of last year.

Gross Profit decreased 7.2% to $5.6 billion for the third quarter of fiscal 2009 from $6.0 billion for the third quarter of fiscal 2008. Gross Profit decreased 8.6% to $17.4 billion for the first nine months of fiscal 2009 from $19.0 billion for the first nine months of fiscal 2008. Gross Profit as a percent of Net Sales increased 29 basis points to 34.0% for the third quarter of fiscal 2009 compared to 33.7% for the third quarter of fiscal 2008. For the first nine months of fiscal 2009, Gross Profit as a percent of Net Sales was 33.7% compared with 33.6% for the comparable period of fiscal 2008, an increase of 14 basis points. Through our focused bay portfolio approach, our U.S. merchants continued to introduce new lower prices while growing overall gross margin. Additionally, gross margin expansion in the third quarter and first nine months of fiscal 2009 was driven by higher volume rebates from vendors, a change in mix of products sold and improved shrink performance as compared to last year.

Selling, General and Administrative Expense (“SG&A”) decreased 8.4% to $3.9 billion for the third quarter of fiscal 2009 from $4.2 billion for the third quarter of fiscal 2008. For the first nine months of fiscal 2009, SG&A decreased 11.5% to $12.0 billion from $13.6 billion for the first nine months of fiscal 2008. As a percent of Net Sales, SG&A was 23.7% for the third quarter of fiscal 2009 compared to 23.8% for the third quarter of fiscal 2008. For the first nine months of fiscal 2009, SG&A as a percent of Net Sales was 23.3% compared to 24.0% for the same period last year. Excluding the Rationalization Charges, SG&A as a percent of Net Sales was 23.1% and 23.0% for the first nine months of fiscal 2009 and 2008, respectively. For the third quarter and first nine months of fiscal 2009, our SG&A reflects the impact of a negative comparable store sales environment, offset by a lower cost of credit associated with the private label credit card program and solid expense control.

Depreciation and Amortization decreased 4.0% to $428 million for the third quarter of fiscal 2009 from $446 million for the third quarter of fiscal 2008. For the first nine months of fiscal 2009, Depreciation and Amortization was $1.3 billion, flat compared to the same period last year. Depreciation and Amortization as a percent of Net Sales was 2.6% for the third quarter of fiscal 2009 compared to 2.5% for the third quarter of fiscal 2008, and was 2.5% for the first nine months of fiscal 2009 compared to 2.4% for the same period in fiscal 2008. The increase in Depreciation and Amortization as a percent of Net Sales for both periods was primarily due to sales deleverage.

Operating Income was $1.3 billion for the third quarter of both fiscal 2009 and 2008, and was $4.1 billion for the first nine months of both fiscal 2009 and 2008. Operating Income as a percent of Net Sales was 7.7% for the third quarter of fiscal 2009 compared to 7.4% for the third quarter of fiscal 2008, and was 7.9% for the first nine months of fiscal 2009 compared to 7.2% for the first nine months of fiscal 2008. Excluding the Rationalization Charges, our Operating Income as a percent of Net Sales was 8.2% for the first nine months of both fiscal 2009 and 2008.

In the third quarter of fiscal 2009, we recognized $164 million of net Interest Expense compared to $151 million in the third quarter of fiscal 2008. We recognized $500 million of net Interest Expense in the first nine months of fiscal 2009 compared to $472 million for the same period last year. Net Interest Expense as a percent of Net Sales was 1.0% for the third quarter of fiscal 2009 compared to 0.8% for the third quarter of fiscal 2008. For the first nine months of fiscal 2009, net Interest Expense as a percent of Net Sales was 1.0% compared to 0.8% for the same period last year. The increase in net Interest Expense as a percent of Net Sales was primarily due to sales deleverage.

Our combined effective income tax rate decreased to 35.2% for the first nine months of fiscal 2009 from 36.1% for the comparable period of fiscal 2008, reflecting a favorable foreign tax settlement in the second quarter of fiscal 2009. This settlement reduced tax expense by approximately $50 million.

Diluted Earnings per Share were $0.41 and $1.37 for the third quarter and first nine months of fiscal 2009 compared to $0.45 and $1.37 for the third quarter and first nine months of fiscal 2008, respectively. Excluding the Rationalization Charges, Diluted Earnings per Share for the first nine months of fiscal 2009 were $1.42, a decrease of 10.1% from the first nine months of fiscal 2008.

To provide clarity, internally and externally, about our operating performance for the third quarter and first nine months of fiscal 2009 and 2008, we supplemented our reporting with non-GAAP financial measures to reflect adjustments for the Rationalization Charges as described more fully in Note 2 to the Consolidated Financial Statements, as well as the Net Sales from Exited Businesses during the period from closing announcement to actual closing. We believe that these non-GAAP financial measures better enable management and investors to understand and analyze our performance by providing them with meaningful information relevant to events of unusual nature or frequency. However, this supplemental information should not be considered in isolation or as a substitute for the related GAAP measures. The following reconciles the non-GAAP financial measures to the corresponding GAAP measures for the third quarter and first nine months of fiscal 2009 and 2008:

	Three Months Ended November 1, 2009				Nine Months Ended November 1, 2009
amounts in millions, except per share data	As Reported	Adjustments	Non-GAAP Measures	% of Net Sales	As Reported	Adjustments	Non-GAAP Measures	% of Net Sales
Net Sales	$16,361	$-	$16,361	100.0%	$51,607	$221	$51,386	100.0%
Cost of Sales	10,800	-	10,800	66.0	34,208	193	34,015	66.2

Gross Profit	5,561	-	5,561	34.0	17,399	28	17,371	33.8
Operating Expenses:
Selling, General and Administrative	3,870	9	3,861	23.6	12,033	170	11,863	23.1
Depreciation and Amortization	428	-	428	2.6	1,290	4	1,286	2.5

Total Operating Expenses	4,298	9	4,289	26.2	13,323	174	13,149	25.6

Operating Income	1,263	(9)	1,272	7.8	4,076	(146)	4,222	8.2
Interest, net	164	-	164	1.0	500	-	500	1.0

Earnings Before Provision for Income Taxes	1,099	(9)	1,108	6.8	3,576	(146)	3,722	7.2
Provision for Income Taxes	410	(3)	413	2.5	1,257	(56)	1,313	2.6

Net Earnings	$689	$(6)	$695	4.2%	$2,319	$(90)	$2,409	4.7%

Diluted Earnings per Share	$0.41	$-	$0.41	N/A	$1.37	$(0.05)	$1.42	N/A

	Three Months Ended November 2, 2008				Nine Months Ended November 2, 2008
	As Reported	Adjustments	Non-GAAP Measures	% of Net Sales	As Reported	Adjustments	Non-GAAP Measures	% of Net Sales
Net Sales	$17,784	$-	$17,784	100.0%	$56,681	$-	$56,681	100.0%
Cost of Sales	11,790	-	11,790	66.3	37,651	10	37,641	66.4

Gross Profit	5,994	-	5,994	33.7	19,030	(10)	19,040	33.6
Operating Expenses:
Selling, General and Administrative	4,225	2	4,223	23.7	13,595	552	13,043	23.0
Depreciation and Amortization	446	1	445	2.5	1,342	2	1,340	2.4

Total Operating Expenses	4,671	3	4,668	26.2	14,937	554	14,383	25.4

Operating Income	1,323	(3)	1,326	7.5	4,093	(564)	4,657	8.2
Interest, net	151	-	151	0.8	472	-	472	0.8

Earnings Before Provision for Income Taxes	1,172	(3)	1,175	6.6	3,621	(564)	4,185	7.4
Provision for Income Taxes	416	1	415	2.3	1,307	(209)	1,516	2.7

Net Earnings	$756	$(4)	$760	4.3%	$2,314	$(355)	$2,669	4.7%

Diluted Earnings per Share	$0.45	$-	$0.45	N/A	$1.37	$(0.21)	$1.58	N/A

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operations provides us with a significant source of liquidity. During the first nine months of fiscal 2009, Net Cash Provided by Operating Activities was $4.7 billion compared to $4.8 billion for the same period of fiscal 2008. This change was a result of lower earnings excluding noncash impairment charges, partially offset by improved inventory management and other working capital items.

Net Cash Used in Investing Activities for the first nine months of fiscal 2009 was $385 million compared to $1.4 billion for the same period of fiscal 2008. The decrease was primarily the result of $843 million less in capital expenditures in the first nine months of fiscal 2009 compared to the same period last year.

During the first nine months of fiscal 2009, Net Cash Used in Financing Activities was $2.1 billion compared with $3.0 billion for the same period of fiscal 2008. This change was the result of $1.7 billion in Repayments of Short-Term Borrowings in the first nine months of fiscal 2008 partially offset by $1.0 billion in Repayments of Long-Term Debt in the first nine months of fiscal 2009.

We have commercial paper programs that allow for borrowings up to $3.25 billion. In connection with the programs, we have a back-up credit facility with a consortium of banks for borrowings up to $3.25 billion. As of November 1, 2009, there were no borrowings outstanding under the commercial paper programs or the related credit facility. The credit facility, which expires in December 2010, contains various restrictive covenants, with all of which we are in compliance. None of the covenants are expected to impact our liquidity or capital resources. In August 2009, we filed a shelf registration statement with the SEC for the potential future issuance of debt securities, replacing a shelf registration statement that had expired.

As of November 1, 2009, we had $2.7 billion in Cash and Short-Term Investments. We believe that our current cash position, access to the debt capital markets and cash flow generated from operations should be sufficient to enable us to complete our capital expenditure programs and fund dividend payments and any required long-term debt payments through the next several fiscal years. In addition, we have funds available from our commercial paper programs and the ability to obtain alternative sources of financing for other requirements. We currently intend to use cash on hand to repay $750 million of Senior Notes coming due in December 2009.

In November 2009, we entered into a forward starting interest rate swap agreement with a notional amount of $500 million, accounted for as a cash flow hedge, to hedge interest rate fluctuations in anticipation of issuing long-term debt to refinance debt maturing in fiscal 2010.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“FASB ASC 105-10”), which establishes the FASB Accounting Standards Codification (“Codification”) as the sole source for authoritative U.S. GAAP and supersedes all accounting standards in U.S. GAAP, aside from those issued by the SEC. FASB ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the Codification did not have an impact on the Company’s financial condition or results of operations. In accordance with the Codification, references to previously issued accounting standards have been replaced by FASB ASC references.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risks results primarily from fluctuations in interest rates. There have been no material changes to our exposure to market risks from those disclosed in our Form 10-K.

Item 4.   Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended November 1, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under Item 1A, “Risk Factors” and elsewhere in our Form 10-K. These risks and uncertainties could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties described in the Form 10-K include the considerable risks and uncertainties associated with the current economic environment, such as the declining number of new housing starts and home renovations; the state of the credit markets, including the limited availability of mortgages, home equity loans, consumer credit for our retail customers, commercial credit for our professional customers and our suppliers, and the availability and costs of commercial credit generally; reduced consumer spending; lower levels of consumer confidence; increased levels of consumer and commercial delinquencies; and supply interruptions and adverse business circumstances experienced by certain of our suppliers. Some of these risks and uncertainties and certain adverse effects which we experienced during the fiscal quarter covered by this report (and which we may continue to experience) are described in greater detail in this Form 10-Q in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The risks described in the Form 10-K and set forth above are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	During the third quarter of fiscal 2009, the Company issued 429 deferred stock units under The Home Depot, Inc. NonEmployee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The deferred stock units were credited to the accounts of such nonemployee directors who elected to receive board retainers in the form of deferred stock units instead of cash during the third quarter of fiscal 2009. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.

During the third quarter of fiscal 2009, the Company credited 1,190 deferred stock units to participant accounts under The Home Depot FutureBuilder Restoration Plan pursuant to an exemption from the registration requirements of the Securities Act for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following the termination of services as described in this plan.

(c)	Since fiscal 2002, the Company has repurchased shares of its common stock having a value of approximately $27.4 billion pursuant to its share repurchase program. The number and average price of shares purchased in each fiscal month of the third quarter of fiscal 2009 are set forth in the table below:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
August 3, 2009 – August 30, 2009	1,016,018	$27.49	915,300	$12,706,680,168
August 31, 2009 – September 27, 2009	2,675,872	$27.33	2,673,502	$12,633,620,391
September 28, 2009 – November 1, 2009	1,876	$26.62	-	$12,633,620,391

(1)	These amounts include repurchases pursuant to the Company’s 1997 and 2005 Omnibus Stock Incentive Plans (the “Plans”). Under the Plans, participants may exercise stock options by surrendering shares of common stock that the participants already own as payment of the exercise price. Participants in the Plans may also surrender shares as payment of applicable tax withholding on the vesting of restricted stock and deferred share awards. Shares so surrendered by participants in the Plans are repurchased pursuant to the terms of the Plans and applicable award agreement and not pursuant to publicly announced share repurchase programs.

(2)	The Company’s common stock repurchase program was initially announced on July 15, 2002. As of the end of the third quarter of fiscal 2009, the Board had approved purchases up to $40.0 billion. The program does not have a prescribed expiration date.

Item 6. Exhibits

Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the references in brackets. All other exhibits are filed or furnished herewith, unless otherwise noted below.

*3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q for the fiscal quarter ended August 4, 2002, Exhibit 3.1 (File No. 1-8207)]

*3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q for the fiscal quarter ended May 3, 2009, Exhibit 3.2]

*3.3	By-Laws of The Home Depot, Inc. (Amended and Restated Effective August 20, 2009) [Form 8-K filed on August 26, 2009, Exhibit 3.1]

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter of KPMG LLP, Acknowledgement of Independent Registered Public Accounting Firm, dated December 2, 2009.

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Executive Vice President – Corporate Services furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended November 1, 2009, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income; and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

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

December 1, 2009
(Date)

INDEX TO EXHIBITS

Exhibit	Description

Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the references in brackets. All other exhibits are filed or furnished herewith, unless otherwise noted below.

*3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q for the fiscal quarter ended August 4, 2002, Exhibit 3.1 (File No. 1-8207)]

*3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q for the fiscal quarter ended May 3, 2009, Exhibit 3.2]

*3.3	By-Laws of The Home Depot, Inc. (Amended and Restated Effective August 20, 2009) [Form 8-K filed on August 26, 2009, Exhibit 3.1]

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter of KPMG LLP, Acknowledgement of Independent Registered Public Accounting Firm, dated December 2, 2009.

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Executive Vice President – Corporate Services furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended November 1, 2009, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income; and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.