Form 10-K
period 2010-01-31
HOME DEPOT INC
filed 2010-03-25
CIK 354950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant on August 3, 2009 was $43.9 billion.

The number of shares outstanding of the Registrant’s common stock as of March 22, 2010 was 1,693,341,736 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2010 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K to the extent described herein.

THE HOME DEPOT, INC.

FISCAL YEAR 2009 FORM 10-K

CAUTIONARY STATEMENT PURSUANT TO THE

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements regarding our future performance constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may relate to, among other things, the demand for our products and services, net sales growth, comparable store sales, state of the economy, state of the residential construction, housing and home improvement markets, state of the credit markets, including mortgages, home equity loans and consumer credit, commodity price inflation and deflation, implementation of store initiatives, continuation of reinvestment plans, net earnings performance, earnings per share, stock-based compensation expense, capital allocation and expenditures, liquidity, the effect of adopting certain accounting standards, return on invested capital, management of our purchasing or customer credit policies, the effect of accounting charges, the planned recapitalization of the Company, timing of the completion of the recapitalization, the ability to issue debt securities on terms and at rates acceptable to us, impact of cannibalization, store openings and closures and financial outlook.

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

Introduction

The Home Depot, Inc. is the world’s largest home improvement retailer based on Net Sales for the fiscal year ended January 31, 2010 (“fiscal 2009”). The Home Depot stores sell a wide assortment of building materials, home improvement and lawn and garden products and provide a number of services. The Home Depot stores average approximately 105,000 square feet of enclosed space, with approximately 24,000 additional square feet of outside garden area. As of the end of fiscal 2009, we had 2,244 The Home Depot stores located throughout the United States including the Commonwealth of Puerto Rico and the territories of the U.S. Virgin Islands and Guam (“U.S.”), Canada, China and Mexico.

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

Our Business

Operating Strategy.    In fiscal 2009, despite prolonged difficulties in the economy, we continued to focus on our core retail business, investing in our associates and stores and improving our customer service. This focus reflected a continuation of strategies implemented in the fiscal year ended February 1, 2009 (“fiscal 2008”), including the decision, announced in late January 2009, to close our EXPO Design Center, THD Design Center, Yardbirds and HD Bath businesses (the “Exited Businesses”). In fiscal 2009, we maintained our focus on maximizing the productivity of our existing store base. During the year, we continued to implement significant changes in our store operations to make them simpler, more consistent and more customer-focused. We shifted associate hours to be more customer facing, provided additional customer service and product knowledge training to our associates and refocused our efforts on offering every day values in the stores. Additionally, we continued to make strategic decisions intended to optimize our capital allocation, control expenses and create long-term value for our shareholders.

Customers.    The Home Depot stores serve three primary customer groups:

•	Do-It-Yourself (“D-I-Y”) Customers: These customers are typically home owners who purchase products and complete their own projects and installations.

•

Do-It-For-Me (“D-I-F-M”) Customers: These customers are typically home owners who purchase materials themselves and hire third parties to complete the project or installation. We arrange for the installation of a variety of The Home Depot products through qualified independent contractors.

•

Professional Customers: These customers are professional remodelers, general contractors, repairmen, small business owners and tradesmen. In many stores, we offer a variety of programs to these customers, including delivery and will-call services, dedicated staff and expanded credit programs, all of which we believe increase sales to these customers.

Products.    A typical Home Depot store stocks approximately 30,000 to 40,000 products during the year, including both national brand name and proprietary items. The following table shows the percentage of Net Sales of each major product group (and related services) for each of the last three fiscal years:

	Percentage of Net Sales for Fiscal Year Ended
Product Group	January 31, 2010	February 1, 2009	February 3, 2008
Plumbing, electrical and kitchen	29.8%	30.6%	31.0%
Hardware and seasonal	29.1	28.7	28.0
Building materials, lumber and millwork	21.9	22.1	22.3
Paint and flooring	19.2	18.6	18.7

Total	100.0%	100.0%	100.0%

In fiscal 2009, we reduced our inventory while improving our in-stock rate. We also reduced a number of one-time discount promotions and refocused our efforts on offering every day values. We continued to introduce innovative and distinctive products to our customers, including Thomasville® deep seating patio furniture, Behr Premium Plus Ultra® paint and primer in one, Charbroil® infrared grills, RIDGID® pressure washers and Homelite® trimmers.

To complement and enhance our product selection, we have formed strategic alliances and exclusive relationships with selected suppliers to market products under a variety of well-recognized brand names. During fiscal 2009, we offered a number of proprietary and exclusive brands across a wide range of departments including, but not limited to, Behr Premium Plus® paint, Hampton Bay® lighting, Vigoro® lawn care products, Husky® hand tools, RIDGID® and Ryobi® power tools and Glacier Bay® bath fixtures. We also announced our partnership with Martha Stewart Living Omnimedia to offer an exclusive Martha Stewart Living brand of home improvement products in select categories including outdoor living and paint. We may consider additional strategic alliances and relationships with other suppliers and will continue to assess opportunities to expand the range of products available under brand names that are exclusive to The Home Depot.

From our Store Support Center we maintain a global sourcing merchandise program to source high-quality products directly from manufacturers around the world. Our merchant team identifies and purchases market leading innovative products directly for our stores. Additionally, we have three sourcing offices located in the Chinese cities of Shanghai, Shenzhen and Dalian, and offices in Gurgaon, India; Rome, Italy; Monterrey, Mexico and Toronto, Canada.

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

Store Growth.

United States.    At the end of fiscal 2009, we were operating 1,976 The Home Depot stores in the U.S., including the Commonwealth of Puerto Rico and the territories of the U.S. Virgin Islands and Guam. During fiscal 2009, we opened five new The Home Depot stores in the U.S.

Canada.    At the end of fiscal 2009, we were operating 179 The Home Depot stores in ten Canadian provinces. Of these stores, three were opened during fiscal 2009.

Mexico.    At the end of fiscal 2009, we were operating 79 The Home Depot stores in Mexico. Of these stores, five were opened during fiscal 2009.

China.    At the end of fiscal 2009, we were operating 10 The Home Depot stores in four Chinese cities.

Net Sales for the Company outside of the U.S. were $7.0 billion for fiscal 2009 and were $7.4 billion for fiscal 2008 and 2007. Long-lived assets outside of the U.S. totaled $3.0 billion, $2.8 billion and $3.1 billion as of January 31, 2010, February 1, 2009 and February 3, 2008, respectively.

Store Support Services

Information Technologies.    During fiscal 2009, we continued to make information technology investments to better support our customers and provide an improved overall shopping environment and experience. We invested in our supply chain and merchandising tools to improve inventory management capabilities and streamline our operations.

With regard to our supply chain, in fiscal 2009 we continued implementation of our new warehouse management system and new transportation management system. We also made additional enhancements to our Central Automated Replenishment system.

We provided additional tools and made improvements to existing tools utilized in merchandising systems in the areas of assortment management, forecasting and replenishment.

With our continued focus on the stores, we provided additional technology improvements designed to help store associates perform their tasks and improve customer service. In fiscal 2009, we equipped 1,977 stores with new servers, 211 stores with new computers, registers and printers and 63 stores with new paint dispensers.

Credit Services.    We offer private label credit products in our stores through a third-party credit provider to professional, D-I-Y and D-I-F-M customers. In fiscal 2009, approximately 2.8 million new The Home Depot private label credit accounts were opened, and the total number of The Home Depot active account holders was approximately 12 million. Private label credit card sales accounted for approximately 25% of store sales in fiscal 2009. In fiscal 2008, Home Depot renegotiated and extended the term of the primary contracts governing the private label program. In fiscal 2009, we continued to benefit from our new contracts which established a ceiling for the cost of credit for the program while retaining the ability for portfolio performance improvements to lower the cost of credit.

Logistics.    We continued our supply chain transformation in fiscal 2009 to ensure product availability for customers, effective use of our investment in inventory and low total supply chain costs. Across our supply chain operations in the U.S., Canada and Mexico, we restructured our distribution center network to meet the changing needs of our business, including the Rapid Deployment Center (“RDC”) build-out in the U.S. and general distribution center space rationalization initiatives. RDCs allow for aggregation of store product needs to a single purchase order, and then rapid allocation and deployment of inventory to individual stores upon arrival at the center. This process allows improved transportation, simplified order processing at suppliers and reduced lead time from the time that product needs at stores are determined to actual replenishment.

As a result of the changes to our distribution network, in fiscal 2009 we added 5.2 million square feet of distribution center space, primarily for new RDCs, and closed other distribution center operations occupying approximately 2.4 million square feet, primarily as a result of eliminating conventional distribution center space in the U.S. At the end of fiscal 2009, we operated 30 lumber distribution centers, 36 conventional distribution centers and two transit facilities, all located in the U.S., Canada and Mexico. Additionally in fiscal 2009, we opened seven new RDCs in the U.S., bringing our total number of RDCs to 12. We now serve approximately 1,250 of our U.S. stores from RDCs, which represents approximately 65% of our U.S. stores, and have onboarded approximately 35% of our costs of sales for those stores. We plan to open additional RDCs during fiscal 2010 and ultimately serve all of our U.S. stores from RDCs. We remain committed to our overall RDC roll-out strategy, supporting our goal of increasing our central distribution penetration.

Associates.    At the end of fiscal 2009, we employed approximately 317,000 associates, of whom approximately 19,000 were salaried, with the remainder compensated on an hourly or temporary basis. Approximately 61% of our associates are employed on a full-time basis. We believe that our employee relations are very good. To attract and retain qualified personnel, we seek to maintain competitive salary and wage levels in each market we serve.

Intellectual Property.    Our business has one of the most recognized brands in North America. As a result, we believe that The Home Depot® trademark has significant value and is an important factor in the marketing of our products, e-commerce, stores and business. We have registered or applied for registration of trademarks, service marks, copyrights and internet domain names, both domestically and internationally, for use in our business. We also maintain patent portfolios relating to some of our products and services and seek to patent or otherwise protect innovations we incorporate into our products or business operations.

Quality Assurance Program.    We have both quality assurance and engineering resources that are dedicated to overseeing the quality of our directly imported, globally-sourced and proprietary products at the factory, product and packaging levels. Through these programs, we have established criteria for supplier and product performance that are designed to ensure that our products comply with federal, state and local safety, quality and performance standards and to allow us to measure and track the timeliness of shipments. We also have a Supplier Social and Environmental Responsibility Program designed to ensure that our suppliers adhere to the highest standards of social and environmental responsibility.

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

Environmental.    The Home Depot is committed to conducting business in an environmentally responsible manner. This commitment impacts all areas of our business, including store construction and maintenance, energy usage, supply chain, product selection and delivery of product knowledge to our customers.

In fiscal 2009, we spent approximately $22 million for energy efficiency-related projects and saved over 114 million kilowatt hours (kWh) compared to fiscal 2008, enough to power over 10,000 U.S. homes for one year. We continued to implement strict operational standards that establish energy efficient practices in all of our facilities. These include HVAC unit temperature regulation and adherence to strict lighting schedules, which are the largest sources of energy consumption in our stores, as well as utilizing the Novar Energy Management and Alarm System in each store to monitor energy efficiency. We estimate that by implementing and utilizing these energy saving programs, we have saved over 2.6 billion kWh since 2004, enough to power approximately 203,000 U.S. homes for one year. We have achieved a 16 percent reduction in kWh per square foot of energy consumption in our U.S. stores since 2004, and our goal is to achieve a 20 percent reduction in our U.S. stores by 2015, through our energy conservation initiatives. We have also partnered with the U.S. Green Building Council and have built seven Leadership in Energy and Environmental Design (“LEED”) green certified and equivalent stores.

Through our supply chain efficiencies created by the actions described above under “Logistics,” we are also targeting a 20 percent reduction in our domestic supply chain greenhouse gas emissions from 2008 to 2015, which would equate to annual fuel savings of approximately 25 million gallons or approximately 8,000 trips around the earth’s circumference. We received the 2009 Environmental Excellence Award from the U.S. Environmental Protection Agency SmartWaySM Transport Partnership for our leadership in conserving energy and lowering greenhouse gas emission from our supply chain activities.

As the world’s largest home improvement retailer, we are in a unique position to enable our customers to achieve energy savings through our products and services. Through our Eco OptionsSM Program introduced in 2007, we have created product categories that allow consumers to easily identify environmentally preferred product selections in our stores. Our Eco OptionsSM Program has certified approximately 4,000 products that meet specifications for energy efficiency, water conservation, healthy home, clean air and sustainable forestry. During 2009, we sold more than 90 million Energy Star® refrigerators, dishwashers, compact fluorescent light bulbs, programmable thermostats, water heaters and other products, which are capable of saving our customers approximately $740 million on their utility bills. We also sold more than six million WaterSense®-labeled bath faucets, aerators and toilets, giving our customers the potential to save at least 1.8 billion gallons of water. In 2009, we also upgraded our Eco OptionsSM page on our website, which offers consumer education on environmental impacts of various products as well as identifying easy “green” D-I-Y projects. This online experience, coupled with our D-I-Y in-store how-to clinics on “green” projects and our continual enhancement of our Eco OptionsSM product categories, helps us to meet a growing customer demand for environmentally responsible and cost-saving products and projects.

We continue to offer our nationwide, in-store compact fluorescent light bulb recycling program launched in June 2008. This service is offered to customers free of charge and is available in all U.S. stores. We also maintain an in-store rechargeable battery recycling program. Launched in 2001 in partnership with the Rechargeable Battery Recycling Corporation, this program is also available to customers free of charge in all U.S. and Canada stores.

Seasonality.    Our business is seasonal to a certain extent. Generally, our highest volume of sales occurs in our second fiscal quarter, and the lowest volume occurs during our fourth fiscal quarter.

Competition.    Our business is highly competitive, based primarily on customer service, price, store location and assortment of merchandise. In each of the markets we serve, there are a number of other home improvement stores, electrical, plumbing and building materials supply houses and lumber yards. With respect to some products, we also compete with specialty design stores, showrooms, discount stores, local, regional and national hardware stores, mail order firms, warehouse clubs, independent building supply stores and, to a lesser extent, other retailers. Due to the variety of competition we face, we are unable to precisely measure the impact on our sales by our competitors.

Item 1A.	Risk Factors.

The risks and uncertainties described below could materially and adversely affect our business, financial condition and results of operations and could cause actual results to differ materially from our expectations and projections. The Risk Factors described below include the considerable risks associated with the current economic environment and the related potential adverse effects on our financial condition and results of operations. You should read these Risk Factors in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our Consolidated Financial Statements and related notes in Item 8. There also may be other factors that we cannot anticipate or that are not described in this report generally because we do not currently perceive them to be material. Those factors could cause results to differ materially from our expectations.

Sustained uncertainty regarding current economic conditions and other factors beyond our control could adversely affect demand for our products and services, our costs of doing business and our financial performance.

Our financial performance depends significantly on the stability of the housing, residential construction and home improvement markets. Adverse conditions in or sustained uncertainty about these markets could adversely impact consumer confidence, causing our customers to delay purchasing or determine not to purchase home improvement products and services. Other factors – including high levels of unemployment and foreclosures, interest rate fluctuations, fuel and other energy costs, labor and healthcare costs, the availability of financing, the state of the credit markets, including mortgages, home equity loans and consumer credit, weather, natural disasters and other conditions beyond our control – could further adversely affect demand for our products and services, our costs of doing business and our financial performance.

Strong competition could adversely affect prices and demand for our products and services and could decrease our market share.

We operate in markets that are highly competitive. We compete principally based on customer services, price, store location and assortment of merchandise. In each market we serve, there are a number of other home improvement stores, electrical, plumbing and building materials supply houses and lumber yards. With respect to some products, we also compete with specialty design stores, showrooms, discount stores, local, regional and national hardware stores, mail order firms, warehouse clubs, independent building supply stores and other retailers. Intense competitive pressures from one or more of our competitors could affect prices or demand for our products and services. If we are unable to timely and appropriately respond to these competitive pressures, including through maintenance of superior customer service and customer loyalty, our financial performance and our market share could be adversely affected.

We may not timely identify or effectively respond to consumer needs, expectations or trends, which could adversely affect our relationship with customers, the demand for our products and services and our market share.

It is difficult to successfully predict the products and services our customers will demand. The success of our business depends in part on our ability to identify and respond promptly to evolving trends in demographics and consumer preferences, expectations and needs. Failure to maintain attractive stores and to timely identify or effectively respond to changing consumer tastes, preferences, expectations as to service levels, spending patterns and home improvement needs could adversely affect our relationship with customers, the demand for our products and services and our market share.

Our success depends upon our ability to attract, train and retain highly qualified associates while also controlling our labor costs.

Our customers expect a high level of customer service and product knowledge from our associates. To be successful, we must attract, train and retain a large number of highly qualified associates to meet the needs and expectations of our customers while at the same time controlling labor costs. Our ability to control labor costs is subject to numerous external factors, including prevailing wage rates, the impact of legislation or regulations governing healthcare benefits or labor relations, such as the proposed Employee Free Choice Act, and health and other insurance costs. In addition, we compete with other retail businesses for many of our associates in hourly positions, and we invest significant resources in training and motivating them. These positions have historically had high turnover rates, which can lead to increased training and retention costs. There is no assurance that we will be able to attract or retain highly qualified associates in the future. In addition, our centralization of certain human resources functions might not be readily adapted by our associates and therefore might not provide the anticipated benefits.

The inflation or deflation of commodity prices could affect our prices, demand for our products, our sales and our profit margins.

Prices of certain commodity products, including lumber and other raw materials, are historically volatile and are subject to fluctuations arising from changes in domestic and international supply and demand, labor costs, competition, market speculation, government regulations and periodic delays in delivery. Rapid and significant changes in commodity prices may affect the demand for our products, our sales and our profit margins.

We rely on third party suppliers. If we fail to identify and develop relationships with a sufficient number of qualified suppliers, or if our current suppliers experience financial difficulties, our ability to timely and efficiently access products that meet our high standards for quality could be adversely affected.

We buy our products from suppliers located throughout the world. Our ability to continue to identify and develop relationships with qualified suppliers who can satisfy our high standards for quality and our need to access products in a timely and efficient manner is a significant challenge. Our ability to access products also can be adversely affected by political instability, the financial instability of suppliers (particularly in light of recent economic conditions), suppliers’ noncompliance with applicable laws, trade restrictions, tariffs, currency exchange rates, transport capacity and cost and other factors beyond our control.

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

If we do not maintain the security of customer, associate or company information, we could damage our reputation, incur substantial additional costs and become subject to litigation.

Any significant compromise or breach of customer, associate or company data security could significantly damage our reputation and result in additional costs, lost sales, fines and lawsuits. The regulatory environment related to information security and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs. There is no guarantee that the procedures that we have implemented to protect against unauthorized access to secured data are adequate to safeguard against all data security breaches.

A failure of a key information technology system or process could adversely affect our business.

We rely extensively on information technology systems, some of which are managed by third-party service providers, to analyze, process and manage transactions and data. We also rely heavily on the integrity of this data in managing our business. We or our service providers could experience errors, interruptions, delays or cessations of service in key portions of our information technology infrastructure, which could significantly disrupt our operations and be expensive, time consuming and resource-intensive to remedy.

The implementation of our supply chain and technology initiatives could disrupt our operations in the near term, and these initiatives might not provide the anticipated benefits or might fail.

We have made, and we plan to continue to make, significant investments in our supply chain and technology. These initiatives are designed to streamline our operations to allow our associates to continue to provide high quality service to our customers. The cost and potential problems and interruptions associated with the implementation of these initiatives, including those associated with managing third-party service providers, could disrupt or reduce the efficiency of our operations in the near term. In addition, our improved supply chain and new or upgraded technology might not provide the anticipated benefits, it might take longer than expected to realize the anticipated benefits, or the initiatives might fail altogether.

Our costs of doing business could increase as a result of changes in federal, state or local regulations.

Changes in the federal, state or local minimum wage or living wage requirements or changes in other wage or workplace regulations could increase our costs of doing business. In addition, changes in federal, state or local regulations governing the sale of some of our products or tax regulations could increase our costs of doing business. Passage of the Employee Free Choice Act or other similar laws in Congress could lead to higher labor costs by encouraging unionization efforts among our associates and disruption of store operations. Healthcare reform, if enacted, could also adversely impact our labor costs and our ability to negotiate favorable terms under our benefit plans for our associates.

Our ability to obtain additional financing on favorable terms, if needed, could be adversely affected by the volatility in the capital markets.

We obtain and manage liquidity from the positive cash flow we generate from our operating activities and our access to capital markets, including our commercial paper programs supported by a back-up credit facility with a consortium of banks. Although we currently maintain a strong investment grade rating and had no outstanding commercial paper obligations as of the end of fiscal 2009, there is no assurance that our ability to obtain additional financing through the capital markets, if needed, will not be adversely impacted due to current economic conditions. New or incremental tightening in the credit markets, low liquidity and continued volatility in the capital markets could result in diminished availability of credit, higher cost of borrowing and lack of confidence in the equity market, making it more difficult to obtain additional financing on terms that are favorable to us.

If we cannot successfully manage the unique challenges presented by international markets, we may not be successful in our international operations.

Our ability to successfully operate in international markets is affected by many of the same operational risks we face in our U.S. operations, as well as unique costs and difficulties of managing international operations. Our international operations, including any expansion in international markets, may be adversely affected by our inability to identify and gain access to local suppliers as well as by local laws and customs, U.S. laws applicable to foreign operations, such as the Foreign Corrupt Practices Act (“FCPA”), other legal and regulatory constraints, political and economic conditions and currency regulations of the countries or regions in which we currently operate or intend to operate in the future. Risks inherent in international operations also include, among others, adverse tax consequences, greater difficulty in enforcing intellectual property rights and risks associated with FCPA and local anti-bribery law compliance. Additionally, foreign currency exchange rates and fluctuations may have an impact on our future costs or on future cash flows from our international operations.

If we are unable to manage effectively our installation service business, we could be subject to fines and lawsuits.

We act as a general contractor to provide installation services to our D-I-F-M customers through third-party installers. As such, we are subject to regulatory requirements and risks applicable to general contractors, which include management of licensing, permitting and quality of our third-party installers. We have established processes and procedures that provide protections beyond those required by law to manage these requirements and ensure customer satisfaction. If we fail to manage these processes effectively, we could suffer lost sales, fines and lawsuits.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results or financial condition.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, such as revenue recognition, asset impairment, impairment of goodwill and other intangible assets, inventories, lease obligations, self-insurance, tax matters and litigation, are highly complex and involve many subjective assumptions, estimates and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments could significantly change our reported or expected financial performance or financial condition.

We are involved in a number of legal proceedings, and while we cannot predict the outcomes of those proceedings and other contingencies with certainty, some of these outcomes may adversely affect our operations or increase our costs.

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

The following tables show locations of the 1,976 The Home Depot stores located in the U.S. and its territories and the 268 The Home Depot stores outside of the U.S. at the end of fiscal 2009:

U.S. Locations	Number of Stores
Alabama	28
Alaska	7
Arizona	56
Arkansas	14
California	231
Colorado	46
Connecticut	28
Delaware	9
District of Columbia	1
Florida	153
Georgia	90
Guam	1
Hawaii	7
Idaho	11
Illinois	76
Indiana	24
Iowa	10
Kansas	16
Kentucky	14
Louisiana	28
Maine	11
Maryland	40
Massachusetts	45
Michigan	71
Minnesota	33
Mississippi	14
Missouri	34
Montana	6

U.S. Locations	Number of Stores
Nebraska	8
Nevada	21
New Hampshire	20
New Jersey	67
New Mexico	13
New York	100
North Carolina	43
North Dakota	1
Ohio	70
Oklahoma	16
Oregon	26
Pennsylvania	70
Puerto Rico	8
Rhode Island	8
South Carolina	25
South Dakota	1
Tennessee	39
Texas	178
Utah	22
Vermont	3
Virgin Islands	1
Virginia	49
Washington	45
West Virginia	6
Wisconsin	27
Wyoming	5

Total U.S.	1,976

International Locations	Number of Stores
Canada:
Alberta	27
British Columbia	25
Manitoba	6
New Brunswick	3
Newfoundland	1
Nova Scotia	4
Ontario	86
Prince Edward Island	1
Quebec	22
Saskatchewan	4

Total Canada	179

China:
Beijing	2
Henan	1
Shaanxi	2
Tianjin	5

Total China	10

International Locations	Number of Stores
Mexico:
Aguascalientes	1
Baja California Norte	5
Baja California Sur	2
Chiapas	2
Chihuahua	5
Coahuila	3
Colima	1
Distrito Federal	6
Durango	1
Guanajuato	4
Guerrero	1
Hidalgo	1
Jalisco	4
Michoacán	1
Morelos	1
Nuevo León	9
Puebla	2
Queretaro	2
Quintana Roo	1
San Luis Potosi	1
Sinaloa	3
Sonora	2
State of Mexico	11
Tabasco	1
Tamaulipas	4
Veracruz	4
Yucatan	1

Total Mexico	79

Additionally, at the end of fiscal 2009, we had six Home Decorators Collection locations in Illinois, Kansas, Missouri and New Jersey.

Of our 2,244 stores operating at the end of fiscal 2009, approximately 89% were owned (including those owned subject to a ground lease) consisting of approximately 209.4 million square feet, and approximately 11% of such stores were leased consisting of approximately 25.8 million square feet.

At the end of fiscal 2009, we utilized 188 warehouses and distribution centers located in 33 states or provinces, consisting of approximately 32.1 million square feet, of which approximately 0.2 million is owned and approximately 31.9 million is leased.

Our executive, corporate staff, divisional staff and financial offices occupy approximately 2.1 million square feet of leased and owned space in Atlanta, Georgia. At the end of fiscal 2009, we occupied an aggregate of approximately 3.7 million square feet, of which approximately 2.4 million square feet is owned and approximately 1.3 million square feet is leased, for store support centers and customer support centers.

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

In August 2005, the Company received an informal request from the staff of the SEC for information related to the Company’s return-to-vendor policies and procedures. Subsequent to August 2005, the SEC staff requested additional information related to those policies and procedures. The SEC staff last contacted the Company regarding this matter in January 2007. The Company responded to the requests and will continue to fully cooperate with the SEC staff. The SEC has informed the Company that the informal inquiry is not an indication that any violations of law have occurred. Although the Company cannot predict the outcome of this matter, it does not expect that this informal inquiry will have a material adverse effect on its consolidated financial condition or results of operations.

The following actions have been filed against the Company and, in some cases, against certain of its current and former officers and directors as described below. Although the Company cannot predict their outcome, it does not expect these actions, individually or together, will have a material adverse effect on its consolidated financial condition or results of operations.

As previously reported, in the second and third quarters of fiscal 2006, three purported, but uncertified, class actions were filed against the Company, The Home Depot FutureBuilder Administrative Committee and certain of the Company’s current and former directors and employees alleging breach of fiduciary duty in violation of the Employee Retirement Income Security Act of 1974 (“ERISA”) in connection with the Company’s return-to-vendor and stock option practices. These actions were joined into one case in 2007, and the joint amended complaint seeks certification as a class action, unspecified damages, costs, attorney’s fees and equitable and injunctive relief. The case is currently before the U.S. District Court for the Northern District of Georgia in Atlanta, following the decision by the U.S. Court of Appeals for the Eleventh Circuit in July 2008 reversing the District Court’s prior decision on standing, affirming its finding that the plaintiffs failed to exhaust the administrative remedies provided under ERISA, and remanding the matter to the District Court for further adjudication. On November 9, 2009, plaintiffs filed a third amended complaint following their pursuit of administrative remedies. Although the Company cannot predict the outcome of this matter, it does not expect the outcome to have a material effect on its consolidated financial condition or results of operations.

On January 27, 2010, the Superior Court of the County of Los Angeles in California approved the Company’s settlement with the plaintiffs in five lawsuits containing multiple class-action allegations that the Company failed to provide meal breaks. The complaints were filed by current and former hourly associates from the first quarter of 2004 through the fourth quarter of 2008. The disposition of this matter is now complete. As previously disclosed, the Company established a reserve for this settlement in the fourth quarter of fiscal 2008. The settlement did not have a material effect on the Company’s consolidated financial condition or results of operations.

Item 4.	[Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

The table below sets forth the high and low sales prices of our common stock on the New York Stock Exchange and the quarterly cash dividends declared per share of common stock for the periods indicated.

	Price Range		Cash Dividends Declared
	High	Low
Fiscal Year 2009
First Quarter Ended May 3, 2009	$26.34	$18.00	$0.225
Second Quarter Ended August 2, 2009	$26.21	$22.40	$0.225
Third Quarter Ended November 1, 2009	$28.23	$25.09	$0.225
Fourth Quarter Ended January 31, 2010	$29.29	$24.96	$0.23625

Fiscal Year 2008
First Quarter Ended May 4, 2008	$30.12	$25.00	$0.225
Second Quarter Ended August 3, 2008	$29.53	$21.46	$0.225
Third Quarter Ended November 2, 2008	$30.16	$18.51	$0.225
Fourth Quarter Ended February 1, 2009	$25.26	$18.52	$0.225

As of March 22, 2010, there were approximately 149,000 shareholders of record and approximately 1,222,000 additional shareholders holding stock under nominee security position listings.

Stock Performance Graph

This graph depicts the Company’s cumulative total shareholder returns relative to the performance of the Standard & Poor’s 500 Composite Stock Index and the Standard & Poor’s Retail Composite Index for the five-year period commencing January 31, 2005, the first trading day of fiscal 2005, and ending January 29, 2010, the last trading day of fiscal 2009. The graph assumes $100 invested at the closing price of the Company’s common stock on the New York Stock Exchange and each index on January 28, 2005 and assumes that all dividends were reinvested on the date paid. The points on the graph represent fiscal year-end amounts based on the last trading day in each fiscal year.

	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009
The Home Depot	$100.00	$99.97	$101.64	$79.54	$58.25	$78.64
S&P 500 Index	$100.00	$111.62	$126.01	$126.05	$76.42	$101.75
S&P Retail Composite Index	$100.00	$108.76	$121.44	$102.17	$63.63	$98.97

Issuer Purchases of Equity Securities

Since fiscal 2002, the Company has repurchased shares of its common stock having a value of approximately $27.5 billion pursuant to its share repurchase program. The number and average price of shares purchased in each fiscal month of the fourth quarter of fiscal 2009 are set forth in the table below:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Nov. 2, 2009 – Nov. 29, 2009	1,362,738	$27.53	1,285,226	$12,598,234,372
Nov. 30, 2009 – Dec. 27, 2009	2,826,352	$28.33	2,818,380	$12,518,394,686
Dec. 28, 2009 – Jan. 31, 2010	3,758	$28.48	—	$12,518,394,686

(1)	These amounts include repurchases pursuant to the Company’s 1997 and 2005 Omnibus Stock Incentive Plans (the “Plans”). Under the Plans, participants may exercise stock options by surrendering shares of common stock that the participants already own as payment of the exercise price. Participants in the Plans may also surrender shares as payment of applicable tax withholding on the vesting of restricted stock and deferred share awards. Shares so surrendered by participants in the Plans are repurchased pursuant to the terms of the Plans and applicable award agreements and not pursuant to publicly announced share repurchase programs.

(2)	The Company’s common stock repurchase program was initially announced on July 15, 2002. As of the end of fiscal 2009, the Board approved purchases up to $40.0 billion. The program does not have a prescribed expiration date.

Sales of Unregistered Securities

During the fourth quarter of fiscal 2009, the Company issued 427 deferred stock units under The Home Depot, Inc. NonEmployee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The deferred stock units were credited to the accounts of those nonemployee directors who elected to receive board retainers in the form of deferred stock units instead of cash during the fourth quarter of fiscal 2009. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.

During the fourth quarter of fiscal 2009, the Company credited 41,675 deferred stock units to participant accounts under The Home Depot FutureBuilder Restoration Plan pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following the termination of services as described in this plan.

Item 6.	Selected Financial Data.

The information required by this item is incorporated by reference to pages F-1 and F-2 of this report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary and Selected Consolidated Statements of Earnings Data

For fiscal year ended January 31, 2010 (“fiscal 2009”), we reported Net Earnings of $2.7 billion and Diluted Earnings per Share of $1.57 compared to Net Earnings of $2.3 billion and Diluted Earnings per Share of $1.34 for fiscal year ended February 1, 2009 (“fiscal 2008”).

The results for fiscal 2009 and 2008 reflect the impact of several strategic actions initiated in fiscal 2008. These strategic actions resulted in store rationalization charges related to the closing of 15 underperforming stores and the removal of approximately 50 stores from our new store pipeline, business rationalization charges related to the exit of our EXPO, THD Design Center, Yardbirds and HD Bath businesses (the “Exited Businesses”) and charges related to the restructuring of support functions (collectively, the “Rationalization Charges”). These actions resulted in pretax Rationalization Charges of $146 million and $951 million for fiscal 2009 and 2008, respectively.

Our fiscal 2009 and 2008 results included a pretax charge of $163 million in each year to write-down our investment in HD Supply, Inc. Additionally, fiscal 2009 included earnings of $41 million from discontinued operations, net of tax, compared to a loss of $52 million from discontinued operations, net of tax, in fiscal 2008 for the settlement of working capital matters arising from the sale of HD Supply.

We reported Earnings from Continuing Operations of $2.6 billion and Diluted Earnings per Share from Continuing Operations of $1.55 for fiscal 2009 compared to Earnings from Continuing Operations of $2.3 billion and Diluted Earnings per Share from Continuing Operations of $1.37 for fiscal 2008. Excluding the Rationalization Charges and the write-downs of our investment in HD Supply, Earnings from Continuing Operations were $2.8 billion and Diluted Earnings per Share from Continuing Operations were $1.66 for fiscal 2009 compared to Earnings from Continuing Operations of $3.0 billion and Diluted Earnings per Share from Continuing Operations of $1.78 for fiscal 2008.

Net Sales decreased 7.2% to $66.2 billion for fiscal 2009 from $71.3 billion for fiscal 2008. The slowdown in the global economy and weakness in the U.S. residential construction, housing and home improvement markets negatively impacted our Net Sales for fiscal 2009. Our comparable store sales declined 6.6% in fiscal 2009 driven by a 6.3% decline in our comparable store average ticket to $51.65, as well as a 0.3% decline in comparable store customer transactions. Comparable store sales for our U.S. stores declined 6.2% in fiscal 2009.

In fiscal 2009, we continued to focus on our core retail business, investing in our associates and stores and improving our customer service. The roll-out of our Customers FIRST training to all store associates and support staff in the first quarter of fiscal 2009 has brought simplification and focus across the business, and we are seeing the benefit of this in improved customer service ratings for fiscal 2009.

We also made significant progress on our merchandising tools in the U.S. that helped us to better manage markdown and clearance activity and to better control inventory. At the end of fiscal 2009, our inventory had decreased by $485 million, or 4.5%, from fiscal 2008. Additionally, our average inventory per store decreased by 3.3% at the end of fiscal 2009 compared to last year. We continued our supply chain transformation to improve product availability. At the end of fiscal 2009, we had 12 Rapid Deployment Centers (“RDCs”) operating that serve approximately 65% of our U.S. stores. We remain committed to our overall RDC roll-out strategy, supporting our goal of increasing our central distribution penetration. Our supply chain transformation also includes restructuring our stocking distribution centers.

We opened 13 new stores in fiscal 2009, closed two stores in China and closed 41 stores related to our Exited Businesses, bringing our total store count at the end of fiscal 2009 to 2,244. As of the end of fiscal 2009, a total of 268 stores, or approximately 12%, were located in Canada, Mexico and China compared to 262 stores, or approximately 12%, as of fiscal 2008.

We generated $5.1 billion of cash flow from operations in fiscal 2009. We used a portion of this cash flow to repay $1.8 billion of Long-Term Debt, pay $1.5 billion of dividends, fund $966 million in capital expenditures and fund $213 million of share repurchases.

At the end of fiscal 2009, our long-term debt-to-equity ratio was 44.7% compared to 54.4% at the end of fiscal 2008. Our return on invested capital for continuing operations (computed on net operating profit after tax for the trailing twelve months and the average of beginning and ending long-term debt and equity) was 10.7% at the end of fiscal 2009 compared to 9.5% for fiscal 2008. Excluding Rationalization Charges, our return on invested capital for continuing operations was 11.1% for fiscal 2009 compared to 11.4% for fiscal 2008.

We believe the selected sales data, the percentage relationship between Net Sales and major categories in the Consolidated Statements of Earnings and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations.

	% of Net Sales			% Increase (Decrease) In Dollar Amounts
	Fiscal Year(1)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
NET SALES	100.0%	100.0%	100.0%	(7.2)%	(7.8)%
Gross Profit	33.9	33.7	33.6	(6.6)	(7.7)
Operating Expenses:
Selling, General and Administrative	24.0	25.0	22.1	(10.9)	4.7
Depreciation and Amortization	2.6	2.5	2.2	(4.4)	4.9

Total Operating Expenses	26.6	27.5	24.3	(10.3)	4.7

OPERATING INCOME	7.3	6.1	9.4	10.2	(39.8)
Interest and Other (Income) Expense:
Interest and Investment Income	—	—	(0.1)	0.0	(75.7)
Interest Expense	1.0	0.9	0.9	8.3	(10.3)
Other	0.2	0.2	—	0.0	0.0

Interest and Other, net	1.2	1.1	0.8	6.8	23.6

EARNINGS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	6.0	5.0	8.6	10.9	(45.8)
Provision for Income Taxes	2.1	1.8	3.1	6.6	(47.0)

EARNINGS FROM CONTINUING OPERATIONS	4.0%	3.2%	5.4%	13.3%	(45.1)%

SELECTED SALES DATA
Number of Customer Transactions (in millions)(2)	1,274	1,272	1,336	0.2%	(4.8)%
Average Ticket(2)	$51.76	$55.61	$57.48	(6.9)	(3.3)
Weighted Average Weekly Sales per Operating Store (in thousands)(2)	$563	$601	$658	(6.3)	(8.7)
Weighted Average Sales per Square Foot(2)	$278.97	$298.19	$331.86	(6.4)	(10.1)
Comparable Store Sales Decrease (%)(3)	(6.6)%	(8.7)%	(6.7)%	N/A	N/A

Note: Certain percentages may not sum to totals due to rounding.

(1)	Fiscal years 2009, 2008 and 2007 refer to the fiscal years ended January 31, 2010, February 1, 2009 and February 3, 2008, respectively. Fiscal years 2009 and 2008 include 52 weeks; fiscal year 2007 includes 53 weeks.

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

Fiscal 2009 Compared to Fiscal 2008

Net Sales

Net Sales for fiscal 2009 decreased 7.2% to $66.2 billion from $71.3 billion for fiscal 2008. The decrease in Net Sales for fiscal 2009 reflects the impact of negative comparable store sales as well as the net impact of fewer open stores in fiscal 2009 versus fiscal 2008. Total comparable store sales decreased 6.6% for fiscal 2009 compared to a decrease of 8.7% for fiscal 2008.

There were a number of factors that contributed to our comparable store sales decline. The U.S. residential construction, housing and home improvement markets continued to be soft, and consumers were challenged due to a number of factors including higher unemployment. We saw relative strength in our Building Materials, Flooring, Paint, Plumbing and Garden/Seasonal product categories as comparable store sales in these areas were above the Company average for fiscal 2009. Comparable store sales for our Lumber, Hardware, Electrical, Kitchen/Bath and Millwork product categories were below the Company average for fiscal 2009. In fiscal 2009, we also saw significant strengthening of the U.S. dollar against all currencies. Fluctuating exchange rates negatively impacted our total Company sales by approximately $565 million for fiscal 2009 compared to last year.

We believe that our sales performance has been, and could continue to be, negatively impacted by the level of competition that we encounter in various markets. We estimate our share of the U.S. home improvement market is approximately 21%.

Gross Profit

Gross Profit decreased 6.6% to $22.4 billion for fiscal 2009 from $24.0 billion for fiscal 2008. Gross Profit as a percent of Net Sales was 33.9% for fiscal 2009 compared to 33.7% for fiscal 2008, an increase of 22 basis points. Through our focused bay portfolio approach, our U.S. merchants continued to introduce new lower prices while growing overall gross margin. Additionally, gross margin expansion for fiscal 2009 was driven by lower markdowns as compared to last year.

Operating Expenses

Selling, General and Administrative expenses (“SG&A”) decreased 10.9% to $15.9 billion for fiscal 2009 from $17.8 billion for fiscal 2008. As a percent of Net Sales, SG&A was 24.0% for fiscal 2009 compared to 25.0% for fiscal 2008. Excluding the Rationalization Charges, SG&A as a percent of Net Sales was 23.9% for fiscal 2009 compared to 23.7% for fiscal 2008. Our SG&A results for fiscal 2009 reflect the impact of a negative comparable store sales environment, offset by a lower cost of credit associated with the private label credit card program and solid expense control. For fiscal 2009, the penetration of the private label credit card sales was 25.1% compared to 28.1% for fiscal 2008.

Depreciation and Amortization decreased 4.4% to $1.7 billion for fiscal 2009 from $1.8 billion for fiscal 2008. Depreciation and Amortization as a percent of Net Sales was 2.6% for fiscal 2009 and 2.5% for fiscal 2008. The increase in Depreciation and Amortization as a percent of Net Sales was primarily due to lower sales.

Operating Income

Operating Income increased 10.2% to $4.8 billion for fiscal 2009 from $4.4 billion for fiscal 2008. Operating Income as a percent of Net Sales was 7.3% for fiscal 2009 compared to 6.1% for fiscal 2008. Excluding the

Rationalization Charges, Operating Income as a percent of Net Sales was 7.5% for fiscal 2009 compared to 7.4% for fiscal 2008.

Interest and Other, net

In fiscal 2009, we recognized $821 million of Interest and Other, net, compared to $769 million in fiscal 2008. Interest and Other, net, as a percent of Net Sales was 1.2% for fiscal 2009 compared to 1.1% for fiscal 2008. Interest and Other, net, reflects a $163 million charge in each of fiscal 2009 and 2008 to write-down our investment in HD Supply. Excluding these charges, Interest and Other, net, as a percent of Net Sales was 1.0% for fiscal 2009 compared to 0.9% for fiscal 2008. The increase in Interest and Other, net, as a percent of Net Sales was primarily due to lower sales.

Provision for Income Taxes

Our combined effective income tax rate for continuing operations decreased to 34.2% for fiscal 2009 from 35.6% for fiscal 2008. The decrease in our effective income tax rate for fiscal 2009 reflects benefits arising from a favorable foreign tax settlement and realignment of our foreign corporate structure. These benefits positively impacted Diluted Earnings per Share by approximately $0.06 for fiscal 2009.

Diluted Earnings per Share from Continuing Operations

Diluted Earnings per Share from Continuing Operations were $1.55 for fiscal 2009 and $1.37 for fiscal 2008. Excluding the Rationalization Charges and the write-downs of our investment in HD Supply, Diluted Earnings per Share from Continuing Operations for fiscal 2009 were $1.66 compared to $1.78 for fiscal 2008, a decrease of 6.7%.

Discontinued Operations

On August 30, 2007, the Company closed the sale of HD Supply. Discontinued operations for fiscal 2009 consist of earnings of $41 million, net of tax, or $0.02 per diluted share, compared to a loss of $52 million, net of tax, or $0.03 per diluted share in fiscal 2008, in each case for the settlement of working capital matters arising from the sale of HD Supply.

Non-GAAP Measures

To provide clarity, internally and externally, about our operating performance for fiscal 2009 and 2008, we supplement our reporting with non-GAAP financial measures to reflect adjustments for the Rationalization Charges as described more fully in Note 2 to the Consolidated Financial Statements, as well as the Net Sales from Exited Businesses during the period from closing announcement to actual closing, and the charges to write-down our investment in HD Supply as described in Note 4 to the Consolidated Financial Statements. We believe these non-GAAP financial measures better enable management and investors to understand and analyze our performance by providing them with meaningful information relevant to events of unusual nature or frequency. However, this supplemental information should not be considered in isolation or as a substitute for the related GAAP measures.

The following reconciles the non-GAAP financial measures to the corresponding GAAP measures for fiscal 2009 and 2008 (amounts in millions, except per share data):

	Fiscal Year Ended January 31, 2010
	As Reported	Adjustments	Non-GAAP Measures	% of Net Sales
Net Sales	$66,176	$221	$65,955	100.0%
Cost of Sales	43,764	193	43,571	66.1

Gross Profit	22,412	28	22,384	33.9
Operating Expenses:
Selling, General and Administrative	15,902	170	15,732	23.9
Depreciation and Amortization	1,707	4	1,703	2.6

Total Operating Expenses	17,609	174	17,435	26.4

Operating Income	4,803	(146)	4,949	7.5
Interest and Other, net	821	163	658	1.0

Earnings From Continuing Operations Before Provision for Income Taxes	3,982	(309)	4,291	6.5
Provision for Income Taxes	1,362	(118)	1,480	2.2

Earnings from Continuing Operations	$2,620	$(191)	$2,811	4.3%

Diluted Earnings per Share from Continuing Operations	$1.55	$(0.11)	$1.66	N/A

	Fiscal Year Ended February 1, 2009
	As Reported	Adjustments	Non-GAAP Measures	% of Net Sales
Net Sales	$71,288	$—	$71,288	100.0%
Cost of Sales	47,298	30	47,268	66.3

Gross Profit	23,990	(30)	24,020	33.7
Operating Expenses
Selling, General and Administrative	17,846	918	16,928	23.7
Depreciation and Amortization	1,785	3	1,782	2.5

Total Operating Expenses	19,631	921	18,710	26.2

Operating Income	4,359	(951)	5,310	7.4
Interest and Other, net	769	163	606	0.9

Earnings From Continuing Operations Before Provision for Income Taxes	3,590	(1,114)	4,704	6.6
Provision for Income Taxes	1,278	(430)	1,708	2.4

Earnings from Continuing Operations	$2,312	$(684)	$2,996	4.2%

Diluted Earnings per Share from Continuing Operations	$1.37	$(0.41)	$1.78	N/A

Fiscal 2008 Compared to Fiscal Year Ended February 3, 2008 (“fiscal 2007”)

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

Operating Expenses

SG&A increased 4.7% to $17.8 billion for fiscal 2008 from $17.1 billion for fiscal 2007. As a percent of Net Sales, SG&A was 25.0% for fiscal 2008 compared to 22.1% for fiscal 2007. Excluding the Rationalization Charges, SG&A as a percent of Net Sales for fiscal 2008 was 23.7%, an increase of approximately 170 basis points over the prior year. The increase in SG&A as a percent of Net Sales for fiscal 2008 was primarily the result of expense deleverage in the negative comparable store sales environment, as well as an increase of approximately 70 basis points due to a higher cost of credit associated with the private label credit card program. For fiscal 2008, the penetration of the private label credit card sales was 28.1% compared to 29.4% for fiscal 2007.

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

Discontinued Operations

On August 30, 2007, the Company closed the sale of HD Supply. Discontinued operations for fiscal 2008 consist of a loss of $52 million, net of tax, or $0.03 per diluted share, related to the settlement of working capital matters arising from the sale of HD Supply. Discontinued operations for fiscal 2007 consist of the results of operations for HD Supply through August 30, 2007 and a $4 million loss on the sale of HD Supply. Net Sales from discontinued operations were $7.4 billion for fiscal 2007 and Earnings from Discontinued Operations, net of tax, were $185 million for fiscal 2007.

Liquidity and Capital Resources

Cash flow generated from operations provides us with a significant source of liquidity. For fiscal 2009, Net Cash Provided by Operating Activities was $5.1 billion compared to $5.5 billion for fiscal 2008. This change was a result of lower earnings excluding noncash impairment charges and reduced cash flows from working capital items.

Net Cash Used in Investing Activities for fiscal 2009 was $755 million compared to $1.7 billion for fiscal 2008. This decrease was primarily the result of $881 million less in Capital Expenditures in fiscal 2009 compared to fiscal 2008.

In fiscal 2009, we spent $966 million on Capital Expenditures, allocated as follows: 26% for merchandising and operations, 19% for maintenance, 19% for core technology, 15% for new stores and 21% for other initiatives. In fiscal 2009, we added 13 new stores.

Net Cash Used in Financing Activities for fiscal 2009 was $3.5 billion compared with $3.7 billion for fiscal 2008. This decrease was primarily due to repayments in fiscal 2008 of $1.7 billion of short-term commercial paper and $282 million of structured financing debt compared to $1.8 billion in Repayments of Long-Term Debt in fiscal 2009.

We repurchased 7.7 million shares of our common stock for $213 million in fiscal 2009 and 2.4 million shares for $70 million in fiscal 2008. Since the inception of our share repurchase program in 2002, we have repurchased 753.6 million shares of our common stock for a total of $27.5 billion. As of January 31, 2010, $12.5 billion remained under our share repurchase authorization.

We have commercial paper programs that allow for borrowings up to $3.25 billion. In connection with the programs, we have a back-up credit facility with a consortium of banks for borrowings up to $3.25 billion. As of January 31, 2010, there were no borrowings outstanding under the commercial paper programs or the related credit facility. The credit facility expires in December 2010 and contains various restrictive covenants. As of January 31, 2010, we were in compliance with all of the covenants, and they are not expected to impact our liquidity or capital resources. In August 2009, we filed a shelf registration statement with the SEC for the potential future issuance of debt securities, replacing a shelf registration statement that had expired.

We use capital and operating leases to finance a portion of our real estate, including our stores, distribution centers and store support centers. The net present value of capital lease obligations is reflected in our Consolidated Balance Sheets in Long-Term Debt and Current Installments of Long-Term Debt. In accordance with generally accepted accounting principles, the operating leases are not reflected in our Consolidated Balance Sheets. As of the end of fiscal 2009, our long-term debt-to-equity ratio was 44.7% compared to 54.4% at the end of fiscal 2008.

As of January 31, 2010, we guaranteed a $1.0 billion senior secured amortizing term loan (“guaranteed loan”) in connection with the sale of HD Supply. The fair value of the guarantee, which was determined to be approximately $16 million, is recorded as a liability and included in Other Long-Term Liabilities. We are responsible for up to $1.0 billion and any unpaid interest in the event of nonpayment by HD Supply. The guaranteed loan is collateralized by certain assets of HD Supply. The original expiration date of the guarantee was August 30, 2012. On March 19, 2010, we amended the expiration date and extended it to April 1, 2014.

As of January 31, 2010, we had $1.4 billion in Cash, Cash Equivalents and Short-Term Investments. We believe that our current cash position, access to the debt capital markets and cash flow generated from operations should be sufficient to enable us to complete our capital expenditure programs and fund dividend payments and any required long-term debt payments through the next several fiscal years. In addition, we have funds available from our commercial paper programs and the ability to obtain alternative sources of financing.

At January 31, 2010, we had outstanding interest rate swaps, accounted for as fair value hedges, that expire on December 16, 2013 with a notional amount of $1.25 billion that swap fixed rate interest on our $1.25 billion 5.25% Senior Notes for variable interest equal to LIBOR plus 259 basis points. At January 31, 2010, the approximate fair value of these agreements was an asset of $12 million, which is the estimated amount we would have received to settle the agreements.

In November 2009, we entered into a forward starting interest rate swap agreement with a notional amount of $500 million, accounted for as a cash flow hedge, to hedge interest rate fluctuations in anticipation of issuing long-term debt to refinance debt maturing in fiscal 2010. At January 31, 2010, the approximate fair value of this agreement was an asset of $3 million, which is the estimated amount we would have received to settle the agreement.

During fiscal 2008 and 2007, we entered into interest rate swaps, accounted for as fair value hedges, with notional amounts of $3.0 billion, that swapped fixed rate interest on our $3.0 billion 5.40% Senior Notes for variable rate interest equal to LIBOR plus 60 to 149 basis points. In fiscal 2008, we received $56 million to settle these swaps, which is being amortized to reduce net Interest Expense over the remaining term of the debt.

Off-Balance Sheet Arrangements

In accordance with generally accepted accounting principles, operating leases for a portion of our real estate and other assets are not reflected in our Consolidated Balance Sheets.

Contractual Obligations

The following table summarizes our significant contractual obligations as of January 31, 2010 (amounts in millions):

	Payments Due by Fiscal Year
Contractual Obligations	Total	2010	2011-2012	2013-2014	Thereafter
Total Debt(1)	$15,495	$1,476	$1,824	$2,017	$10,178
Capital Lease Obligations(2)	1,242	90	180	177	795
Operating Leases	8,536	802	1,357	1,119	5,258
Purchase Obligations(3)	5,073	1,494	1,779	1,769	31
Unrecognized Tax Benefits(4)	23	23	—	—	—

Total	$30,369	$3,885	$5,140	$5,082	$16,262

(1)	Excludes present value of capital lease obligations of $408 million. Includes $6.2 billion of interest payments.

(2)	Includes $834 million of imputed interest.

(3)	Purchase obligations include all legally binding contracts such as firm commitments for inventory purchases, utility purchases, capital expenditures, software acquisition and license commitments and legally binding service contracts. Purchase orders that are not binding agreements are excluded from the table above.

(4)	Excludes $636 million of noncurrent unrecognized tax benefits due to uncertainty regarding the timing of future cash payments.

Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk results primarily from fluctuations in interest rates. Interest rate swap agreements are used, at times, to manage our fixed/floating debt portfolio. At January 31, 2010, after giving consideration to our interest rate swap agreements, approximately 87% of our debt portfolio was comprised of fixed-rate debt and 13% was floating-rate debt. A 1.0 percentage point change in the interest costs of floating-rate debt would not have a material impact on our results of operations.

As of January 31, 2010 we had, net of discounts, $9.3 billion of Senior Notes outstanding. The aggregate market value of the publicly traded Senior Notes as of January 31, 2010, was approximately $9.5 billion.

Although we have international operating entities, our exposure to foreign currency rate fluctuations is not significant to our financial condition or results of operations.

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

Critical Accounting Policies

Our significant accounting policies are disclosed in Note 1 to the Consolidated Financial Statements. The following discussion addresses our most critical accounting policies, which are those that are both important to the portrayal of our financial condition and results of operations and that require significant judgment or use of significant assumptions or complex estimates.

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

Merchandise Inventories

Our Merchandise Inventories are stated at the lower of cost (first-in, first-out) or market, with approximately 82% valued under the retail inventory method and the remainder under a cost method. Retailers like The Home Depot, with many different types of merchandise at low unit cost and a large number of transactions, frequently use the retail inventory method. Under the retail inventory method, Merchandise Inventories are stated at cost, which is determined by applying a cost-to-retail ratio to the ending retail value of inventories. As our inventory retail value is adjusted regularly to reflect market conditions, our inventory valued under the retail method approximates the lower of cost or market. We evaluate our inventory valued under a cost method at the end of each quarter to ensure that it is carried at the lower of cost or market. The valuation allowance for Merchandise Inventories valued under a cost method was not material to our Consolidated Financial Statements as of the end of fiscal 2009 or 2008.

Independent physical inventory counts or cycle counts are taken on a regular basis in each store and distribution center to ensure that amounts reflected in the accompanying Consolidated Financial Statements for Merchandise Inventories are properly stated. During the period between physical inventory counts in our stores, we accrue for estimated losses related to shrink on a store-by-store basis. Shrink (or in the case of excess inventory, “swell”) is the difference between the recorded amount of inventory and the physical inventory. Shrink may occur due to theft, loss, inaccurate records for the receipt of inventory or deterioration of goods, among other things. We estimate shrink as a percent of Net Sales using the average shrink results from the previous two physical inventories. The estimates are evaluated quarterly and adjusted based on recent shrink results and current trends in the business. Actual shrink results did not vary materially from estimated amounts for fiscal 2009, 2008 or 2007.

Self-Insurance

We are self-insured for certain losses related to general liability, product liability, automobile, workers’ compensation and medical claims. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates, and is reviewed by management and third-party actuaries on a quarterly basis to ensure that the liability is appropriate. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity or frequency of claims, medical cost inflation, or fluctuations in premiums, differ from our estimates, our results of operations could be impacted. Actual results related to these types of claims did not vary materially from estimated amounts for fiscal 2009, 2008 or 2007.

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

Impairment of Long-Lived Assets

We evaluate our long-lived assets each quarter for indicators of potential impairment. Indicators of impairment include current period losses combined with a history of losses, management’s decision to relocate or close a store or other location before the end of its previously estimated useful life, or when changes in other circumstances indicate the carrying amount of an asset may not be recoverable. The evaluation for long-lived assets is performed at the lowest level of identifiable cash flows, which is generally the individual store level.

The assets of a store with indicators of impairment are evaluated by comparing its undiscounted cash flows with its carrying value. The estimate of cash flows includes management’s assumptions of cash inflows and outflows directly resulting from the use of those assets in operations, including gross margin on Net Sales, payroll and related items, occupancy costs, insurance allocations and other costs to operate a store. If the carrying value is greater than the undiscounted cash flows, an impairment loss is recognized for the difference between the carrying value and the estimated fair market value. Impairment losses are recorded as a component of SG&A in the accompanying Consolidated Statements of Earnings. When a leased location closes, we also recognize in SG&A the net present value of future lease obligations less estimated sublease income.

We make critical assumptions and estimates in completing impairment assessments of long-lived assets. Our cash flow projections look several years into the future and include assumptions on variables such as future sales and operating margin growth rates, economic conditions, market competition and inflation. A 10% decrease in the estimated undiscounted cash flows for the stores with indicators of impairment would not have a material impact on our results of operations. Our estimates of fair market value are generally based on market appraisals of owned locations and estimates on the amount of potential sublease income and the time required to sublease for leased locations.

As part of our Rationalization Charges, we recorded no asset impairment and $84 million of lease obligation costs in fiscal 2009 compared to $580 million of asset impairments and $252 million of lease obligation costs in fiscal 2008. See Note 2 to the Consolidated Financial Statements for more details on the Rationalization Charges. A 10% decrease in estimated sublease income and a 10% increase in the time required to sublease would not have a material impact on results of operations. We also recorded impairments on other closings and relocations in the ordinary course of business, which were not material to the Consolidated Financial Statements in fiscal 2009, 2008 and 2007.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired. We do not amortize goodwill, but do assess the recoverability of goodwill in the third quarter of each fiscal year, or more often if indicators warrant, by determining whether the fair value of each reporting unit supports its carrying value. The fair values of our identified reporting units were estimated using the present value of expected future discounted cash flows.

We make critical assumptions and estimates in completing impairment assessments of goodwill and other intangible assets. Our cash flow projections look several years into the future and include assumptions on variables such as future sales and operating margin growth rates, economic conditions, market competition, inflation and discount rates. A 10% decrease in the estimated discounted cash flows for the reporting units tested would result in an impairment that is not material to our results of operations. A 1.0 percentage point increase in the discount rate used would also result in an impairment that is not material to our results of operations.

We amortize the cost of other intangible assets over their estimated useful lives, which range from 1 to 20 years, unless such lives are deemed indefinite. Intangible assets with indefinite lives are tested in the third quarter of each fiscal year for impairment, or more often if indicators warrant. We recorded no impairment charges for goodwill or other intangible assets for fiscal 2009, 2008 or 2007.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“FASB ASC 105-10”), which establishes the FASB Accounting Standards Codification (“Codification”) as the sole source for authoritative U.S. GAAP and supersedes all accounting standards in U.S. GAAP, aside from those issued by the SEC. FASB ASC 105-10 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the Codification did not have an impact on the Company’s financial condition or results of operations. In accordance with the Codification, references to previously issued accounting standards have been replaced by FASB ASC references.

In June 2009, the FASB issued “Amendments to FASB Interpretation No. 46(R)” (“FASB ASC 810-10”), which clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. FASB ASC 810-10 requires ongoing reassessments of whether a company is the primary beneficiary of a variable interest entity and eliminates the qualifying special purpose entity concept. FASB ASC 810-10 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This guidance is effective for annual reporting periods beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. This guidance is not expected to have a material impact on our consolidated financial statements.

In June 2008, the FASB issued guidance to clarify that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method. This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. This guidance did not have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is incorporated by reference to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

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

The Audit Committee of the Board of Directors, consisting solely of independent directors, meets five times a year with the independent registered public accounting firm, the internal auditors and representatives of management to discuss auditing and financial reporting matters. In addition, a telephonic meeting is held prior to each quarterly earnings release. The Audit Committee retains the independent registered public accounting firm and regularly reviews the internal accounting controls, the activities of the independent registered public accounting firm and internal auditors and the financial condition of the Company. Both the Company’s independent registered public accounting firm and the internal auditors have free access to the Audit Committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2010 based on the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2010 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of January 31, 2010 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included on page 30 in this Form 10-K.

/s/ FRANCIS S. BLAKE	/s/ CAROL B. TOMÉ
Francis S. Blake Chairman & Chief Executive Officer	Carol B. Tomé Chief Financial Officer & Executive Vice President – Corporate Services

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Home Depot, Inc.:

We have audited The Home Depot Inc.’s internal control over financial reporting as of January 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Home Depot Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, The Home Depot, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of The Home Depot, Inc. and subsidiaries as of January 31, 2010 and February 1, 2009, and the related Consolidated Statements of Earnings, Stockholders’ Equity and Comprehensive Income, and Cash Flows for each of the fiscal years in the three-year period ended January 31, 2010, and our report dated March 25, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Atlanta, Georgia

March 25, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Home Depot, Inc.:

We have audited the accompanying Consolidated Balance Sheets of The Home Depot, Inc. and subsidiaries as of January 31, 2010 and February 1, 2009, and the related Consolidated Statements of Earnings, Stockholders’ Equity and Comprehensive Income, and Cash Flows for each of the fiscal years in the three-year period ended January 31, 2010. These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of The Home Depot, Inc. and subsidiaries as of January 31, 2010 and February 1, 2009, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended January 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Home Depot, Inc.’s internal control over financial reporting as of January 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 25, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Atlanta, Georgia

March 25, 2010

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Fiscal Year Ended(1)
amounts in millions, except per share data	January 31, 2010	February 1, 2009	February 3, 2008
NET SALES	$66,176	$71,288	$77,349
Cost of Sales	43,764	47,298	51,352

GROSS PROFIT	22,412	23,990	25,997
Operating Expenses:
Selling, General and Administrative	15,902	17,846	17,053
Depreciation and Amortization	1,707	1,785	1,702

Total Operating Expenses	17,609	19,631	18,755

OPERATING INCOME	4,803	4,359	7,242
Interest and Other (Income) Expense:
Interest and Investment Income	(18)	(18)	(74)
Interest Expense	676	624	696
Other	163	163	—

Interest and Other, net	821	769	622

EARNINGS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	3,982	3,590	6,620
Provision for Income Taxes	1,362	1,278	2,410

EARNINGS FROM CONTINUING OPERATIONS	2,620	2,312	4,210
EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	41	(52)	185

NET EARNINGS	$2,661	$2,260	$4,395

Weighted Average Common Shares	1,683	1,682	1,849
BASIC EARNINGS PER SHARE FROM CONTINUING OPERATIONS	$1.56	$1.37	$2.28
BASIC EARNINGS (LOSS) PER SHARE FROM DISCONTINUED OPERATIONS	$0.02	$(0.03)	$0.10
BASIC EARNINGS PER SHARE	$1.58	$1.34	$2.38

Diluted Weighted Average Common Shares	1,692	1,686	1,856
DILUTED EARNINGS PER SHARE FROM CONTINUING OPERATIONS	$1.55	$1.37	$2.27
DILUTED EARNINGS (LOSS) PER SHARE FROM DISCONTINUED OPERATIONS	$0.02	$(0.03)	$0.10
DILUTED EARNINGS PER SHARE	$1.57	$1.34	$2.37

(1)	Fiscal years ended January 31, 2010 and February 1, 2009 include 52 weeks. Fiscal year ended February 3, 2008 includes 53 weeks.

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

amounts in millions, except share and per share data	January 31, 2010	February 1, 2009
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,421	$519
Short-Term Investments	6	6
Receivables, net	964	972
Merchandise Inventories	10,188	10,673
Other Current Assets	1,321	1,192

Total Current Assets	13,900	13,362

Property and Equipment, at cost:
Land	8,451	8,301
Buildings	17,391	16,961
Furniture, Fixtures and Equipment	9,091	8,741
Leasehold Improvements	1,383	1,359
Construction in Progress	525	625
Capital Leases	504	490

	37,345	36,477
Less Accumulated Depreciation and Amortization	11,795	10,243

Net Property and Equipment	25,550	26,234

Notes Receivable	33	36
Goodwill	1,171	1,134
Other Assets	223	398

Total Assets	$40,877	$41,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$4,863	$4,822
Accrued Salaries and Related Expenses	1,263	1,129
Sales Taxes Payable	362	337
Deferred Revenue	1,158	1,165
Income Taxes Payable	108	289
Current Installments of Long-Term Debt	1,020	1,767
Other Accrued Expenses	1,589	1,644

Total Current Liabilities	10,363	11,153

Long-Term Debt, excluding current installments	8,662	9,667
Other Long-Term Liabilities	2,140	2,198
Deferred Income Taxes	319	369

Total Liabilities	21,484	23,387

STOCKHOLDERS’ EQUITY
Common Stock, par value $0.05; authorized: 10 billion shares; issued: 1.716 billion shares at January 31, 2010 and 1.707 billion shares at February 1, 2009; outstanding: 1.698 billion shares at January 31, 2010 and 1.696 billion shares at February 1, 2009	86	85
Paid-In Capital	6,304	6,048
Retained Earnings	13,226	12,093
Accumulated Other Comprehensive Income (Loss)	362	(77)
Treasury Stock, at cost, 18 million shares at January 31, 2010 and 11 million shares at February 1, 2009	(585)	(372)

Total Stockholders’ Equity	19,393	17,777

Total Liabilities and Stockholders’ Equity	$40,877	$41,164

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’

EQUITY AND COMPREHENSIVE INCOME

	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Stockholders’ Equity	Total Comprehensive Income
amounts in millions, except per share data	Shares	Amount				Shares	Amount
BALANCE, JANUARY 28, 2007	2,421	$121	$7,930	$33,052	$310	(451)	$(16,383)	$25,030

Cumulative Effect of the Adoption of FIN 48	—	—	—	(111)	—	—	—	(111)
Net Earnings	—	—	—	4,395	—	—	—	4,395	$4,395
Shares Issued Under Employee Stock Plans	12	1	239	—	—	—	—	240
Tax Effect of Sale of Option Shares by Employees	—	—	4	—	—	—	—	4
Translation Adjustments	—	—	—	—	455	—	—	455	455
Cash Flow Hedges, net of tax	—	—	—	—	(10)	—	—	(10)	(10)
Stock Options, Awards and Amortization of Restricted Stock	—	—	206	—	—	—	—	206
Repurchase of Common Stock	—	—	—	—	—	(292)	(10,815)	(10,815)
Retirement of Treasury Stock	(735)	(37)	(2,608)	(24,239)	—	735	26,884	—
Cash Dividends ($0.90 per share)	—	—	—	(1,709)	—	—	—	(1,709)
Other	—	—	29	—	—	—	—	29

Comprehensive Income									$4,840

BALANCE, FEBRUARY 3, 2008	1,698	$85	$5,800	$11,388	$755	(8)	$(314)	$17,714

Net Earnings	—	—	—	2,260	—	—	—	2,260	$2,260
Shares Issued Under Employee Stock Plans	9	—	68	—	—	—	—	68
Tax Effect of Sale of Option Shares by Employees	—	—	7	—	—	—	—	7
Translation Adjustments	—	—	—	—	(831)	—	—	(831)	(831)
Cash Flow Hedges, net of tax	—	—	—	—	(1)	—	—	(1)	(1)
Stock Options, Awards and Amortization of Restricted Stock	—	—	176	—	—	—	—	176
Repurchase of Common Stock	—	—	—	—	—	(3)	(70)	(70)
Cash Dividends ($0.90 per share)	—	—	—	(1,521)	—	—	—	(1,521)
Other	—	—	(3)	(34)	—	—	12	(25)

Comprehensive Income									$1,428

BALANCE, FEBRUARY 1, 2009	1,707	$85	$6,048	$12,093	$(77)	(11)	$(372)	$17,777

Net Earnings	—	—	—	2,661	—	—	—	2,661	$2,661
Shares Issued Under Employee Stock Plans	9	1	57	—	—	—	—	58
Tax Effect of Sale of Option Shares by Employees	—	—	(2)	—	—	—	—	(2)
Translation Adjustments	—	—	—	—	426	—	—	426	426
Cash Flow Hedges, net of tax	—	—	—	—	11	—	—	11	11
Stock Options, Awards and Amortization of Restricted Stock	—	—	201	—	—	—	—	201
Repurchase of Common Stock	—	—	—	—	—	(7)	(213)	(213)
Cash Dividends ($0.90 per share)	—	—	—	(1,525)	—	—	—	(1,525)
Other	—	—	—	(3)	2	—	—	(1)	2

Comprehensive Income									$3,100

BALANCE, JANUARY 31, 2010	1,716	$86	$6,304	$13,226	$362	(18)	$(585)	$19,393

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended(1)
amounts in millions	January 31, 2010	February 1, 2009	February 3, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$2,661	$2,260	$4,395
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,806	1,902	1,906
Impairment Related to Rationalization Charges	—	580	—
Impairment of Investment	163	163	—
Stock-Based Compensation Expense	201	176	207
Changes in Assets and Liabilities, net of the effects of acquisitions and disposition:
(Increase) Decrease in Receivables, net	(23)	121	116
Decrease (Increase) in Merchandise Inventories	625	743	(491)
Decrease (Increase) in Other Current Assets	4	(7)	109
Increase (Decrease) in Accounts Payable and Accrued Expenses	59	(646)	(465)
Decrease in Deferred Revenue	(21)	(292)	(159)
(Decrease) Increase in Income Taxes Payable	(174)	262	—
Decrease in Deferred Income Taxes	(227)	(282)	(348)
(Decrease) Increase in Other Long-Term Liabilities	(19)	306	186
Other	70	242	271

Net Cash Provided by Operating Activities	5,125	5,528	5,727

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures, net of $10, $37 and $19 of non-cash capital expenditures in fiscal 2009, 2008 and 2007, respectively	(966)	(1,847)	(3,558)
Proceeds from Sale of Business, net	—	—	8,337
Payments for Businesses Acquired, net	—	—	(13)
Proceeds from Sales of Property and Equipment	178	147	318
Purchases of Investments	—	(168)	(11,225)
Proceeds from Sales and Maturities of Investments	33	139	10,899

Net Cash (Used in) Provided by Investing Activities	(755)	(1,729)	4,758

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments of) Proceeds from Short-Term Borrowings, net	—	(1,732)	1,734
Repayments of Long-Term Debt	(1,774)	(313)	(20)
Repurchases of Common Stock	(213)	(70)	(10,815)
Proceeds from Sales of Common Stock	73	84	276
Cash Dividends Paid to Stockholders	(1,525)	(1,521)	(1,709)
Other Financing Activities	(64)	(128)	(105)

Net Cash Used in Financing Activities	(3,503)	(3,680)	(10,639)

Increase (Decrease) in Cash and Cash Equivalents	867	119	(154)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	35	(45)	(1)
Cash and Cash Equivalents at Beginning of Year	519	445	600

Cash and Cash Equivalents at End of Year	$1,421	$519	$445

SUPPLEMENTAL DISCLOSURE OF CASH PAYMENTS MADE FOR:
Interest, net of interest capitalized	$664	$622	$672
Income Taxes	$2,082	$1,265	$2,524

(1)	Fiscal years ended January 31, 2010 and February 1, 2009 include 52 weeks. Fiscal year ended February 3, 2008 includes 53 weeks.

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business, Consolidation and Presentation

The Home Depot, Inc. and its subsidiaries (the “Company”) operate The Home Depot stores, which are full-service, warehouse-style stores averaging approximately 105,000 square feet in size. The stores stock approximately 30,000 to 40,000 different kinds of building materials, home improvement supplies and lawn and garden products that are sold to do-it-yourself customers, do-it-for-me customers and professional customers. At the end of fiscal 2009, the Company was operating 2,244 stores, which included 1,976 The Home Depot stores in the United States, including the Commonwealth of Puerto Rico and the territories of the U.S. Virgin Islands and Guam (“U.S.”), 179 The Home Depot stores in Canada, 79 The Home Depot stores in Mexico and 10 The Home Depot stores in China. The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31. Fiscal years ended January 31, 2010 (“fiscal 2009”) and February 1, 2009 (“fiscal 2008”) include 52 weeks. The fiscal year ended February 3, 2008 (“fiscal 2007”) includes 53 weeks.

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and reported amounts of revenues and expenses in preparing these financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ from these estimates.

Fair Value of Financial Instruments

The carrying amounts of Cash and Cash Equivalents, Receivables and Accounts Payable approximate fair value due to the short-term maturities of these financial instruments. The fair value of the Company’s investments is discussed under the caption “Short-Term Investments” in this Note 1. The fair value of the Company’s Long-Term Debt is discussed in Note 11.

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

Accounts Receivable

The Company has an agreement with a third-party service provider who directly extends credit to customers, manages the Company’s private label credit card program and owns the related receivables. We evaluated the third-party entities holding the receivables under the program and concluded that they should not be consolidated by the Company. The agreement with the third-party service provider expires in 2018, with the Company having the option, but no obligation, to purchase the receivables at the end of the agreement. The deferred interest charges incurred by the Company for its deferred financing programs offered to its customers are included in Cost of Sales. The interchange fees charged to the Company for the customers’ use of the cards and the profit sharing with the third-party administrator are included in Selling, General and Administrative expenses (“SG&A”). The sum of the three is referred to by the Company as “the cost of credit” of the private label credit card program.

In addition, certain subsidiaries of the Company extend credit directly to customers in the ordinary course of business. The receivables due from customers were $38 million and $37 million as of January 31, 2010 and February 1, 2009, respectively. The Company’s valuation reserve related to accounts receivable was not material to the Consolidated Financial Statements of the Company as of the end of fiscal 2009 or 2008.

Merchandise Inventories

The majority of the Company’s Merchandise Inventories are stated at the lower of cost (first-in, first-out) or market, as determined by the retail inventory method. As the inventory retail value is adjusted regularly to reflect market conditions, the inventory valued using the retail method approximates the lower of cost or market. Certain subsidiaries, including retail operations in Canada, Mexico and China, and distribution centers, record Merchandise Inventories at the lower of cost or market, as determined by a cost method. These Merchandise Inventories represent approximately 18% of the total Merchandise Inventories balance. The Company evaluates the inventory valued using a cost method at the end of each quarter to ensure that it is carried at the lower of cost or market. The valuation allowance for Merchandise Inventories valued under a cost method was not material to the Consolidated Financial Statements of the Company as of the end of fiscal 2009 or 2008.

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

Life
Buildings	5 – 45 years
Furniture, Fixtures and Equipment	3 – 20 years
Leasehold Improvements	5 – 45 years

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

Revenues

The Company recognizes revenue, net of estimated returns and sales tax, at the time the customer takes possession of merchandise or receives services. The liability for sales returns is estimated based on historical return levels. When the Company receives payment from customers before the customer has taken possession of the merchandise or the service has been performed, the amount received is recorded as Deferred Revenue in the accompanying Consolidated Balance Sheets until the sale or service is complete. The Company also records Deferred Revenue for the sale of gift cards and recognizes this revenue upon the redemption of gift cards in Net Sales. Gift card breakage income is recognized based upon historical redemption patterns and represents the balance of gift cards for which the Company believes the likelihood of redemption by the customer is remote. During fiscal 2009, 2008 and 2007, the Company recognized $40 million, $37 million and $36 million, respectively, of gift card breakage income. This income is recorded as other income and is included in the accompanying Consolidated Statements of Earnings as a reduction in SG&A.

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

All payments received prior to the completion of services are recorded in Deferred Revenue in the accompanying Consolidated Balance Sheets. Services revenue was $2.6 billion, $3.1 billion and $3.5 billion for fiscal 2009, 2008 and 2007, respectively.

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

Prepaid Advertising

Television and radio advertising production costs, along with media placement costs, are expensed when the advertisement first appears. Amounts included in Other Current Assets in the accompanying Consolidated Balance Sheets relating to prepayments of production costs for print and broadcast advertising as well as sponsorship promotions were not material at the end of fiscal 2009 and 2008.

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

Volume rebates and certain advertising co-op allowances earned are initially recorded as a reduction in Merchandise Inventories and a subsequent reduction in Cost of Sales when the related product is sold. Certain advertising co-op allowances that are reimbursements of specific, incremental and identifiable costs incurred to promote vendors’ products are recorded as an offset against advertising expense. In fiscal 2009, 2008 and 2007, gross advertising expense was $897 million, $1.0 billion and $1.2 billion, respectively, and is included in SG&A. Specific, incremental and identifiable advertising co-op allowances were $105 million, $107 million and $120 million for fiscal 2009, 2008 and 2007, respectively, and were recorded as an offset to advertising expense in SG&A.

Cost of Sales

Cost of Sales includes the actual cost of merchandise sold and services performed, the cost of transportation of merchandise from vendors to the Company’s stores, locations or customers, the operating cost of the Company’s sourcing and distribution network and the cost of deferred interest programs offered through the Company’s private label credit card program.

The cost of handling and shipping merchandise from the Company’s stores, locations or distribution centers to the customer is classified as SG&A. The cost of shipping and handling, including internal costs and payments to third parties, classified as SG&A was $426 million, $501 million and $571 million in fiscal 2009, 2008 and 2007, respectively.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets each quarter for indicators of potential impairment. Indicators of impairment include current period losses combined with a history of losses, management’s decision to relocate or close a store or other location before the end of its previously estimated useful life, or when changes in other circumstances indicate the carrying amount of an asset may not be recoverable. The evaluation for long-lived assets is performed at the lowest level of identifiable cash flows, which is generally the individual store level.

The assets of a store with indicators of impairment are evaluated by comparing its undiscounted cash flows with its carrying value. The estimate of cash flows includes management’s assumptions of cash inflows and outflows directly resulting from the use of those assets in operations, including gross margin on Net Sales, payroll and related items, occupancy costs, insurance allocations and other costs to operate a store. If the carrying value is greater than the undiscounted cash flows, an impairment loss is recognized for the difference between the carrying value and the estimated fair market value. Impairment losses are recorded as a component of SG&A in the accompanying Consolidated Statements of Earnings. When a leased location closes, the Company also recognizes in SG&A the net present value of future lease obligations less estimated sublease income.

As part of its Rationalization Charges, the Company recorded no asset impairment and $84 million of lease obligation costs in fiscal 2009 compared to $580 million of asset impairments and $252 million of lease obligation costs in fiscal 2008. See Note 2 for more details on the Rationalization Charges. The Company also recorded impairments on other closings and relocations in the ordinary course of business, which were not material to the Consolidated Financial Statements in fiscal 2009, 2008 and 2007.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Company does not amortize goodwill, but does assess the recoverability of goodwill in the third quarter of each fiscal year, or more often if indicators warrant, by determining whether the fair value of each reporting unit supports its carrying value. The fair values of the Company’s identified reporting units were estimated using the present value of expected future discounted cash flows.

The Company amortizes the cost of other intangible assets over their estimated useful lives, which range from 1 to 20 years, unless such lives are deemed indefinite. Intangible assets with indefinite lives are tested in the third quarter of each fiscal year for impairment, or more often if indicators warrant. The Company recorded no impairment charges for goodwill or other intangible assets for fiscal 2009, 2008 or 2007.

Stock-Based Compensation

The per share weighted average fair value of stock options granted during fiscal 2009, 2008 and 2007 was $6.61, $6.46 and $9.45, respectively. The fair value of these options was determined at the date of grant using the Black- Scholes option-pricing model with the following assumptions:

	Fiscal Year Ended
	January 31, 2010	February 1, 2009	February 3, 2008
Risk-free interest rate	2.3%	2.9%	4.4%
Assumed volatility	41.5%	33.8%	25.5%
Assumed dividend yield	3.9%	3.5%	2.4%
Assumed lives of option	6 years	6 years	6 years

Derivatives

The Company uses derivative financial instruments from time to time in the management of its interest rate exposure on long-term debt and its exposure on foreign currency fluctuations. The Company accounts for its derivative financial instruments in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 815-10. The fair value of the Company’s derivative financial instruments is discussed in Note 5.

Comprehensive Income

Comprehensive Income includes Net Earnings adjusted for certain revenues, expenses, gains and losses that are excluded from Net Earnings under U.S. generally accepted accounting principles. Adjustments to Net Earnings and Accumulated Other Comprehensive Income consist primarily of foreign currency translation adjustments.

Foreign Currency Translation

Assets and Liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange on the last day of the reporting period. Revenues and expenses are generally translated using average exchange rates for the period and equity transactions are translated using the actual rate on the day of the transaction.

Segment Information

The Company operates within a single reportable segment primarily within North America. Net Sales for the Company outside of the U.S. were $7.0 billion for fiscal 2009 and were $7.4 billion for fiscal 2008 and 2007. Long-lived assets outside of the U.S. totaled $3.0 billion and $2.8 billion as of January 31, 2010 and February 1, 2009, respectively.

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

The Company recognized $146 million and $951 million in total pretax charges for fiscal 2009 and 2008, respectively, related to these actions (collectively, the “Rationalization Charges”). The significant components of the total expected charges and charges incurred to date are as follows (amounts in millions):

	Total Expected Charges	Fiscal 2008 Charges	Fiscal 2009 Charges	Estimated Remaining Charges
Asset impairments	$580	$580	$—	$—
Lease obligation costs, net	336	252	84	—
Severance	86	78	8	—
Other	95	41	54	—

Total	$1,097	$951	$146	$—

Inventory markdown costs reflected in Other are included in Cost of Sales in the accompanying Consolidated Statements of Earnings, and costs related to asset impairments, lease obligations, severance and other miscellaneous costs are included in SG&A expenses. Asset impairment charges, including contractual costs to complete certain assets, were determined based on fair market value using market data for each individual property. Lease obligation costs represent the present value of contractually obligated rental payments offset by estimated sublet income, including estimates of the time required to sublease the locations. The payments related to the leased locations therefore are not generally incremental uses of cash.

Activity related to Rationalization Charges for fiscal 2009 and 2008 was as follows (amounts in millions):

	Fiscal 2008 Charges	Cash Uses	Non-cash Uses	Accrued Balance February 1, 2009	Fiscal 2009 Charges	Cash Uses	Non-cash Uses	Accrued Balance January 31, 2010
Asset impairments	$580	$—	$542	$38	$—	$—	$15	$23
Lease obligation costs, net	252	39	—	213	84	106	—	191
Severance	78	6	—	72	8	80	—	—
Other	41	18	3	20	54	71	3	—

Total	$951	$63	$545	$343	$146	$257	$18	$214

3.	CHANGE IN ACCOUNTING PRINCIPLE

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

The new ERP system allows the Company to utilize the weighted-average cost method, which the Company believes will result in greater precision in the costing of inventories and a better matching of cost of sales with revenue generated. The effect of the change on the Merchandise Inventories and Retained Earnings balances was not material. Prior to the inventory system conversion, the Company could not determine the impact of the change to the weighted-average cost method, and therefore, could not retroactively apply the change to periods prior to fiscal 2008.

4.	DISPOSITION AND ACQUISITIONS

On August 30, 2007, the Company closed the sale of HD Supply. The Company received $8.3 billion of net proceeds for the sale of HD Supply and recognized a $4 million loss, net of tax, in fiscal 2007. Settlement of working capital matters arising from the sale of HD Supply resulted in earnings from discontinued operations of $41 million, net of tax, in fiscal 2009 and a loss from discontinued operations of $52 million, net of tax, in fiscal 2008.

In connection with the sale, the Company purchased a 12.5% equity interest in the newly formed HD Supply for $325 million. In fiscal 2008, the Company determined its 12.5% equity interest in HD Supply was impaired and recorded a $163 million charge to write-down the investment. In fiscal 2009, the Company determined its equity interest in HD Supply was further impaired and recorded an additional charge of $163 million to write-down the remaining investment. These charges are included in Interest and Other, net, in the accompanying Consolidated Statements of Earnings.

Also in connection with the sale, the Company guaranteed a $1.0 billion senior secured amortizing term loan (“guaranteed loan”) of HD Supply. The fair value of the guarantee, which was determined to be approximately $16 million, is recorded as a liability of the Company and included in Other Long-Term Liabilities. The Company is responsible for up to $1.0 billion and any unpaid interest in the event of nonpayment by HD Supply. The guaranteed loan is collateralized by certain assets of HD Supply. The original expiration date of the guarantee was August 30, 2012. On March 19, 2010, the Company amended the expiration date and extended it to April 1, 2014.

In accordance with FASB ASC 360-10, the Company reclassified the results of HD Supply as discontinued operations in its Consolidated Statements of Earnings for all periods presented.

The following table presents Net Sales and Earnings of HD Supply through August 30, 2007 and the gains and losses on disposition which have been classified as discontinued operations in the Consolidated Statements of Earnings for fiscal 2009, 2008 and 2007 (amounts in millions):

	Fiscal Year Ended
	January 31, 2010	February 1, 2009	February 3, 2008
Net Sales	$—	$—	$7,391

Earnings Before Provision for Income Taxes	$—	$—	$291
Provision for Income Taxes	—	—	(102)
Gain (Loss) from Discontinued Operations, net	41	(52)	(4)

Earnings (Loss) from Discontinued Operations, net of tax	$41	$(52)	$185

The Company made no acquisitions during fiscal 2009 and 2008. The aggregate purchase price for acquisitions in fiscal 2007 was $25 million. The Company recorded Goodwill related to the HD Supply businesses of $20 million for fiscal 2007 and recorded no Goodwill related to its retail businesses for fiscal 2009, 2008 and 2007.

5.	DEBT

The Company has commercial paper programs that allow for borrowings up to $3.25 billion. All of the Company’s short-term borrowings in fiscal 2009 and 2008 were under these commercial paper programs. In connection with the commercial paper programs, the Company has a back-up credit facility with a consortium of banks for borrowings up to $3.25 billion. The credit facility expires in December 2010 and contains various restrictive covenants. At January 31, 2010, the Company was in compliance with all of the covenants, and they are not expected to impact the Company’s liquidity or capital resources.

Short-Term Debt under the commercial paper programs was as follows (dollars in millions):

	January 31, 2010	February 1, 2009
Balance outstanding at fiscal year-end	$—	$—
Maximum amount outstanding at any month-end	$190	$1,771
Average daily short-term borrowings	$55	$403
Weighted average interest rate	1.1%	3.4%

The Company’s Long-Term Debt at the end of fiscal 2009 and 2008 consisted of the following (amounts in millions):
	January 31, 2010	February 1, 2009
3.75% Senior Notes; due September 15, 2009; interest payable semi-annually on March 15 and September 15	$—	$999
Floating Rate Senior Notes; due December 16, 2009; interest payable on March 16, June 16, September 16 and December 16	—	750
4.625% Senior Notes; due August 15, 2010; interest payable semi-annually on February 15 and August 15	999	998
5.20% Senior Notes; due March 1, 2011; interest payable semi-annually on March 1 and September 1	1,000	1,000
5.25% Senior Notes; due December 16, 2013; interest payable semi-annually on June 16 and December 16	1,258	1,245
5.40% Senior Notes; due March 1, 2016; interest payable semi-annually on March 1 and September 1	3,040	3,047
5.875% Senior Notes; due December 16, 2036; interest payable semi-annually on June 16 and December 16	2,960	2,959
Capital Lease Obligations; payable in varying installments through January 31, 2055	408	417
Other	17	19

Total debt	9,682	11,434
Less current installments	1,020	1,767

Long-Term Debt, excluding current installments	$8,662	$9,667

At January 31, 2010, the Company had outstanding interest rate swaps, accounted for as fair value hedges, that expire on December 16, 2013 with a notional amount of $1.25 billion that swap fixed rate interest on the Company’s $1.25 billion 5.25% Senior Notes for variable interest equal to LIBOR plus 259 basis points. At January 31, 2010, the approximate fair value of these agreements was an asset of $12 million, which is the estimated amount the Company would have received to settle the agreements.

In November 2009, the Company entered into a forward starting interest rate swap agreement with a notional amount of $500 million, accounted for as a cash flow hedge, to hedge interest rate fluctuations in anticipation of issuing long-term debt to refinance debt maturing in fiscal 2010. At January 31, 2010, the approximate fair value of this agreement was an asset of $3 million, which is the estimated amount the Company would have received to settle the agreement.

During fiscal 2008 and 2007, the Company entered into interest rate swaps, accounted for as fair value hedges, with notional amounts of $3.0 billion, that swapped fixed rate interest on the Company’s $3.0 billion 5.40% Senior Notes for variable rate interest equal to LIBOR plus 60 to 149 basis points. In fiscal 2008, the Company received $56 million to settle these swaps, which is being amortized to reduce net Interest Expense over the remaining term of the debt.

The Senior Notes may be redeemed by the Company at any time, in whole or in part, at a redemption price plus accrued interest up to the redemption date. The redemption price is equal to the greater of (1) 100% of the principal amount of the Senior Notes to be redeemed, or (2) the sum of the present values of the remaining scheduled payments of principal and interest to maturity.

Additionally, if a Change in Control Triggering Event occurs, as defined by the terms of the 5.25% Senior Notes and the 5.875% Senior Notes issuance (together the “December 2006 Issuance”), holders of the December 2006 Issuance have the right to require the Company to redeem those notes at 101% of the aggregate principal amount of the notes plus accrued interest up to the redemption date.

The Company is generally not limited under the indenture governing the Senior Notes in its ability to incur additional indebtedness or required to maintain financial ratios or specified levels of net worth or liquidity. However, the indenture governing the Senior Notes contains various restrictive covenants, none of which is expected to impact the Company’s liquidity or capital resources.

At January 31, 2010, the Company had outstanding cross currency swap agreements with a notional amount of $900 million, accounted for as cash flow hedges, to hedge foreign currency fluctuations on certain intercompany debt. At January 31, 2010, the approximate fair value of these agreements was a liability of $4 million, which is the estimated amount the Company would have paid to settle the agreements.

Interest Expense in the accompanying Consolidated Statements of Earnings is net of interest capitalized of $4 million, $20 million and $46 million in fiscal 2009, 2008 and 2007, respectively. Maturities of Long-Term Debt are $1.0 billion for fiscal 2010, $1.0 billion for fiscal 2011, $30 million for fiscal 2012, $1.3 billion for fiscal 2013, $33 million for fiscal 2014 and $6.3 billion thereafter.

6.	INCOME TAXES

The components of Earnings from Continuing Operations before Provision for Income Taxes for fiscal 2009, 2008 and 2007 were as follows (amounts in millions):

	Fiscal Year Ended
	January 31, 2010	February 1, 2009	February 3, 2008
United States	$3,586	$3,136	$5,905
Foreign	396	454	715

Total	$3,982	$3,590	$6,620

The Provision for Income Taxes consisted of the following (amounts in millions):

	Fiscal Year Ended
	January 31, 2010	February 1, 2009	February 3, 2008
Current:
Federal	$1,157	$1,283	$2,055
State	184	198	285
Foreign	195	85	310

	1,536	1,566	2,650

Deferred:
Federal	(121)	(209)	(242)
State	(24)	(56)	17
Foreign	(29)	(23)	(15)

	(174)	(288)	(240)

Total	$1,362	$1,278	$2,410

The Company’s combined federal, state and foreign effective tax rates for fiscal 2009, 2008 and 2007, net of offsets generated by federal, state and foreign tax benefits, were approximately 34.2%, 35.6% and 36.4%, respectively.

The reconciliation of the Provision for Income Taxes at the federal statutory rate of 35% to the actual tax expense for the applicable fiscal years was as follows (amounts in millions):

	Fiscal Year Ended
	January 31, 2010	February 1, 2009	February 3, 2008
Income taxes at federal statutory rate	$1,394	$1,257	$2,317
State income taxes, net of federal income tax benefit	104	92	196
Other, net	(136)	(71)	(103)

Total	$1,362	$1,278	$2,410

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of January 31, 2010 and February 1, 2009, were as follows (amounts in millions):

	January 31, 2010	February 1, 2009
Current:
Deferred Tax Assets:
Property and equipment	$85	$85
Accrued self-insurance liabilities	109	143
Other accrued liabilities	303	204
Deferred compensation	372	286

Current Deferred Tax Assets	869	718
Deferred Tax Liabilities:
Accelerated inventory deduction	(114)	(114)
Other	(114)	(118)

Current Deferred Tax Liabilities	(228)	(232)

Current Deferred Tax Assets, net	641	486

Noncurrent:
Deferred Tax Assets:
Accrued self-insurance liabilities	338	317
State income taxes	123	118
Capital loss carryover	86	65
Net operating losses	74	71
Foreign tax credit carry forward	65	7
Other	291	215
Valuation allowance	(15)	(12)

Noncurrent Deferred Tax Assets	962	781
Deferred Tax Liabilities:
Property and equipment	(1,178)	(1,068)
Goodwill and other intangibles	(88)	(78)

Noncurrent Deferred Tax Liabilities	(1,266)	(1,146)

Noncurrent Deferred Tax Liabilities, net	(304)	(365)

Net Deferred Tax Assets (Liabilities)	$337	$121

Current deferred tax assets and current deferred tax liabilities are netted by tax jurisdiction and noncurrent deferred tax assets and noncurrent deferred tax liabilities are netted by tax jurisdiction, and are included in the accompanying Consolidated Balance Sheets as follows (amounts in millions):

	January 31, 2010	February 1, 2009
Other Current Assets	$650	$491
Other Assets	12	4
Other Accrued Expenses	(6)	(5)
Deferred Income Taxes	(319)	(369)

Net Deferred Tax Assets (Liabilities)	$337	$121

The Company believes that the realization of the deferred tax assets is more likely than not, based upon the expectation that it will generate the necessary taxable income in future periods, and except for certain net operating losses discussed below, no valuation reserves have been provided.

At January 31, 2010, the Company had state and foreign net operating loss carryforwards available to reduce future taxable income, expiring at various dates from 2010 to 2028. Management has concluded that it is more likely than not that the tax benefits related to the net operating losses will be realized. However, certain foreign net operating losses are in jurisdictions where the expiration period is too short to be assured of utilization. Therefore, a valuation allowance has been provided to reduce the deferred tax asset related to net operating losses to an amount that is more likely than not to be realized. Total valuation allowances at January 31, 2010 and February 1, 2009 were $15 million and $12 million, respectively.

As a result of its sale of HD Supply, the Company incurred a tax loss, resulting in a net capital loss carryover of approximately $244 million as of January 31, 2010. A portion of the net capital loss carryover will expire if not used by 2013 and the remaining portion will expire in 2014. However, the Company has concluded that it is more likely than not that the tax benefits related to the capital loss carryover will be realized based on its ability to generate adequate capital gain income during the carryover period. Therefore, no valuation allowance has been provided.

The Company has not provided for U.S. deferred income taxes on approximately $456 million of undistributed earnings of international subsidiaries because of its intention to indefinitely reinvest these earnings outside the U.S. The determination of the amount of the unrecognized deferred U.S. income tax liability related to the undistributed earnings is not practicable; however, unrecognized foreign income tax credits would be available to reduce a portion of this liability.

On January 29, 2007, the Company adopted the provisions of FASB ASC 740-10 related to uncertainty in income taxes. This guidance requires application of a “more likely than not” threshold to the recognition and derecognition of tax positions. It further requires that a change in judgment related to prior years’ tax positions be recognized in the quarter of such change. This adoption reduced the Company’s Retained Earnings at January 29, 2007 by $111 million. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for continuing operations is as follows (amounts in millions):

	January 31, 2010	February 1, 2009
Unrecognized tax benefits balance at beginning of fiscal year	$695	$608
Additions based on tax positions related to the current year	55	67
Additions for tax positions of prior years	33	231
Reductions for tax positions of prior years	(28)	(142)
Reductions due to settlements	(94)	(65)
Reductions due to lapse of statute of limitations	(2)	(4)

Unrecognized tax benefits balance at end of fiscal year	$659	$695

The gross amount of unrecognized tax benefits as of January 31, 2010 includes $386 million of net unrecognized tax benefits that, if recognized, would affect the annual effective income tax rate.

The accrual for interest and penalties associated with uncertain tax positions increased by approximately $41 million in fiscal 2009, decreased by $19 million in fiscal 2008 and increased by $32 million in fiscal 2007. Total accrued interest and penalties as of January 31, 2010 and February 1, 2009 are $138 million and $109 million, respectively. Interest and penalties are included in net interest expense and operating expenses, respectively.

The Company’s income tax returns are routinely examined by domestic and foreign tax authorities. The Company’s U.S. federal income tax returns for fiscal years 2005, 2006 and 2007 are currently under audit by the IRS. Fiscal year 2006 is currently under audit by the Canadian tax authorities. There are also ongoing U.S.

state and local and other foreign audits covering tax years 2002 to 2008. At this time, the Company does not expect the results from any income tax audit to have a material impact on the Company’s financial statements.

The Company believes that certain adjustments under examination in certain states will be agreed upon within the next twelve months. The Company has classified approximately $23 million of the reserve for unrecognized tax benefits as a short-term liability in the accompanying Consolidated Balance Sheets. Final settlement of these audit issues may result in payments that are more or less than these amounts, but the Company does not anticipate the resolution of these matters will result in a material change to its consolidated financial position or results of operations.

7.	EMPLOYEE STOCK PLANS

The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan (“2005 Plan”) and The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan (“1997 Plan” and collectively with the 2005 Plan, the “Plans”) provide that incentive and non-qualified stock options, stock appreciation rights, restricted shares, performance shares, performance units and deferred shares may be issued to selected associates, officers and directors of the Company. Under the 2005 Plan, the maximum number of shares of the Company’s common stock authorized for issuance is 255 million shares, with any award other than a stock option reducing the number of shares available for issuance by 2.11 shares. As of January 31, 2010, there were 188 million shares available for future grants under the 2005 Plan. No additional equity awards may be issued from the 1997 Plan after the adoption of the 2005 Plan on May 26, 2005.

Under the terms of the Plans, incentive stock options and non-qualified stock options must have an exercise price at or above the fair market value of the Company’s stock on the date of the grant. Typically, incentive stock options and non-qualified stock options vest at the rate of 25% per year commencing on the first or second anniversary date of the grant and expire on the tenth anniversary date of the grant. Certain of the non-qualified stock options also include performance options which vest on the later of the first anniversary date of the grant and the date the closing price of the Company’s common stock has been 25% greater than the exercise price of the options for 30 consecutive trading days. Additionally, certain stock options may become non-forfeitable upon age 60, provided the associate has had five years of continuous service. The Company recognized $19 million, $47 million and $61 million of stock-based compensation expense in fiscal 2009, 2008 and 2007, respectively, related to stock options.

Restrictions on the restricted stock issued under the Plans generally lapse according to one of the following schedules: (1) the restrictions on the restricted stock lapse over various periods up to five years, (2) the restrictions on 25% of the restricted stock lapse upon the third and sixth anniversaries of the date of issuance with the remaining 50% of the restricted stock lapsing upon the associate’s attainment of age 62, or (3) the restrictions on 25% of the restricted stock lapse upon the third and sixth anniversaries of the date of issuance with the remaining 50% of the restricted stock lapsing upon the earlier of the associate’s attainment of age 60 or the tenth anniversary date. The Company has also granted performance shares under the Plans, the payout of which is dependent on either (1) the Company’s total shareholder return percentile ranking compared to the performance of individual companies included in the S&P 500 index at the end of the three-year performance cycle, or (2) the Company’s performance against target average return on invested capital and operating profit over a three-year performance cycle. Additionally, certain awards may become non-forfeitable upon the attainment of age 60, provided the associate has had five years of continuous service. The fair value of the restricted stock and performance shares is expensed over the period during which the restrictions lapse. The Company recorded stock-based compensation expense related to restricted stock and performance shares of $158 million, $109 million and $122 million in fiscal 2009, 2008 and 2007, respectively.

In fiscal 2009, 2008 and 2007, there were an aggregate of 666 thousand, 641 thousand and 593 thousand deferred shares, respectively, granted under the Plans. For associates, each deferred share entitles the individual to one share of common stock to be received up to five years after the grant date of the deferred shares, subject to certain deferral rights of the associate. Additionally, certain awards may become non-forfeitable upon age 60, provided the associate has had five years of continuous service. The Company recorded stock-based compensation expense related to deferred shares of $14 million, $9 million and $10 million in fiscal 2009, 2008 and 2007, respectively.

As of January 31, 2010, there were 2.5 million non-qualified stock options outstanding under non-qualified stock option plans that are not part of the Plans.

The Company maintains two Employee Stock Purchase Plans (“ESPPs”) (U.S. and non-U.S. plans). The plan for U.S. associates is a tax-qualified plan under Section 423 of the Internal Revenue Code. The non-U.S. plan is not a Section 423 plan. As of January 31, 2010, there were 13 million shares available under the plan for U.S associates and 20 million shares available under the non-U.S. plan. The purchase price of shares under the ESPPs is equal to 85% of the stock’s fair market value on the last day of the purchase period, which is a six-month period ending on December 31 and June 30 of each year. During fiscal 2009, there were 3 million shares purchased under the ESPPs at an average price of $22.34. Under the outstanding ESPPs as of January 31, 2010, employees have contributed $7 million to purchase shares at 85% of the stock’s fair market value on the last day (June 30, 2010) of the purchase period. The Company recognized $10 million, $11 million and $14 million of stock-based compensation expense in fiscal 2009, 2008 and 2007, respectively, related to the ESPPs.

In total, the Company recorded stock-based compensation expense, including the expense of stock options, ESPPs, restricted stock, performance shares and deferred shares, of $201 million, $176 million and $207 million, in fiscal 2009, 2008 and 2007, respectively.

The following table summarizes stock options outstanding at January 31, 2010, February 1, 2009 and February 3, 2008, and changes during the fiscal years ended on these dates (shares in thousands):

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 28, 2007	66,141	$38.20

Granted	2,926	37.80
Exercised	(6,859)	28.50
Canceled	(9,843)	40.68

Outstanding at February 3, 2008	52,365	$38.98

Granted	5,226	26.09
Exercised	(777)	22.55
Canceled	(4,800)	39.14

Outstanding at February 1, 2009	52,014	$37.91

Granted	4,174	23.29
Exercised	(374)	24.50
Canceled	(6,505)	37.65

Outstanding at January 31, 2010	49,309	$36.81

The total intrinsic value of stock options exercised was $1 million, $4 million and $63 million in fiscal 2009, 2008 and 2007, respectively. As of January 31, 2010, there were approximately 49 million stock options outstanding with a weighted average remaining life of four years and an intrinsic value of $39 million. As of January 31, 2010, there were approximately 39 million stock options exercisable with a weighted average exercise price of $39.37, a weighted average remaining life of three years, and an intrinsic value of $11 million. As of January 31, 2010, there were approximately 47 million stock options vested or expected to ultimately vest. As of January 31, 2010, there was $42 million of unamortized stock-based compensation expense related to stock options which is expected to be recognized over a weighted average period of two years.

The following table summarizes restricted stock and performance shares outstanding at January 31, 2010 (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 28, 2007	10,130	$39.20

Granted	7,091	39.10
Restrictions lapsed	(2,662)	39.01
Canceled	(2,844)	39.37

Outstanding at February 3, 2008	11,715	$39.14

Granted	7,938	27.14
Restrictions lapsed	(1,251)	34.37
Canceled	(2,115)	34.86

Outstanding at February 1, 2009	16,287	$34.22

Granted	8,257	23.41
Restrictions lapsed	(1,686)	34.65
Canceled	(2,195)	31.84

Outstanding at January 31, 2010	20,663	$30.11

As of January 31, 2010, there was $332 million of unamortized stock-based compensation expense related to restricted stock and performance shares which is expected to be recognized over a weighted average period of three years. The total fair value of restricted stock and performance shares vesting during fiscal 2009, 2008 and 2007 was $41 million, $33 million and $103 million, respectively.

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

Total rent expense, net of minor sublease income for fiscal 2009, 2008 and 2007 was $823 million, $846 million and $824 million, respectively. Certain store leases also provide for contingent rent payments based on percentages of sales in excess of specified minimums. Contingent rent expense for fiscal 2009, 2008 and 2007 was approximately $4 million, $5 million and $6 million, respectively. Real estate taxes, insurance, maintenance and operating expenses applicable to the leased property are obligations of the Company under the lease agreements.

The approximate future minimum lease payments under capital and all other leases at January 31, 2010 were as follows (in millions):

Fiscal Year	Capital Leases	Operating Leases
2010	$90	$802
2011	90	717
2012	90	640
2013	89	584
2014	88	535
Thereafter through 2097	795	5,258

	1,242	$8,536

Less imputed interest	834

Net present value of capital lease obligations	408
Less current installments	19

Long-term capital lease obligations, excluding current installments	$389

Short-term and long-term obligations for capital leases are included in the accompanying Consolidated Balance Sheets in Current Installments of Long-Term Debt and Long-Term Debt, respectively. The assets under capital leases recorded in Property and Equipment, net of amortization, totaled $299 million and $309 million at January 31, 2010 and February 1, 2009, respectively.

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

The Company’s contributions to the Benefit Plans and the restoration plan were $161 million, $158 million and $152 million for fiscal 2009, 2008 and 2007, respectively. At January 31, 2010, the Benefit Plans and the restoration plan held a total of 18 million shares of the Company’s common stock in trust for plan participants.

10.	BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES

The reconciliation of basic to diluted weighted average common shares for fiscal 2009, 2008 and 2007 is as follows (amounts in millions):

	Fiscal Year Ended
	January 31, 2010	February 1, 2009	February 3, 2008
Weighted average common shares	1,683	1,682	1,849
Effect of potentially dilutive securities:
Stock Plans	9	4	7

Diluted weighted average common shares	1,692	1,686	1,856

Stock plans include shares granted under the Company’s employee stock plans as described in Note 7 to the Consolidated Financial Statements. Options to purchase 48 million, 52 million and 43 million shares of common stock at January 31, 2010, February 1, 2009 and February 3, 2008, respectively, were excluded from the computation of Diluted Earnings per Share because their effect would have been anti-dilutive.

11.	FAIR VALUE MEASUREMENTS

The fair value of an asset is considered to be the price at which the asset could be sold in an orderly transaction between unrelated knowledgeable and willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Assets and liabilities recorded at fair value are measured using a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

• Level 1	–	Observable inputs that reflect quoted prices in active markets

• Level 2	–	Inputs other than quoted prices in active markets that are either directly or indirectly observable

• Level 3	–	Unobservable inputs in which little or no market data exists, therefore requiring the Company to develop its own assumptions

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The assets and liabilities that are measured at fair value on a recurring basis as of January 31, 2010 are as follows (in millions):

	Fair Value at Reporting Date Using
	Level 1	Level 2	Level 3
Available-for-sale securities	$6	$—	$—
Derivative agreements - assets	—	15	—
Derivative agreements - liabilities	—	(4)	—

Total	$6	$11	$—

The Company’s available-for-sale securities are discussed further under the caption “Short-Term Investments” in Note 1. The Company’s derivative agreements are discussed further in Note 5.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The assets and liabilities that are measured at fair value on a nonrecurring basis as of January 31, 2010 are as follows (in millions):

	Fair Value Level 3	Fiscal 2009 Gains (Losses)
HD Supply investment	$—	$(163)
Store Rationalization - lease obligation costs, net	(191)	(84)

Total	$(191)	$(247)

During fiscal 2009, the Company impaired the remaining value of its investment in HD Supply using fair value measurements with unobservable inputs (level 3), as further discussed in Note 4. Additionally, lease obligation costs included in the Company’s Rationalization Charges were measured on a nonrecurring basis using fair value measurements with unobservable inputs (level 3), as further discussed in Note 2.

Long-lived assets and goodwill and other intangible assets were also analyzed for impairment on a nonrecurring basis using fair value measurements with unobservable inputs (level 3). The Company did not record any impairment charges related to goodwill and other intangible assets in fiscal 2009 as further discussed in Note 1 under the caption “Goodwill and Other Intangible Assets.” Impairment charges related to long-lived assets in fiscal 2009 were not material, as further discussed in Note 1 under the caption “Impairment of Long-Lived Assets.”

The aggregate fair value of the Company’s Senior Notes, based on quoted market prices (level 1), was $9.5 billion at January 31, 2010 compared to a carrying value of $9.3 billion.

12.	COMMITMENTS AND CONTINGENCIES

At January 31, 2010, the Company was contingently liable for approximately $434 million under outstanding letters of credit and open accounts issued for certain business transactions, including insurance programs, trade contracts and construction contracts. The Company’s letters of credit are primarily performance-based and are not based on changes in variable components, a liability or an equity security of the other party.

On January 27, 2010, the Superior Court of the County of Los Angeles in California approved the Company’s settlement with the plaintiffs in five lawsuits containing multiple class-action allegations that the Company failed to provide meal breaks. The complaints were filed by current and former hourly associates from the first quarter of 2004 through the fourth quarter of 2008. The disposition of this matter is now complete. As previously disclosed, the Company established a reserve for this settlement in the fourth quarter of fiscal 2008. The settlement did not have a material effect on the Company’s consolidated financial condition or results of operations.

13.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly consolidated results of operations from continuing operations for the fiscal years ended January 31, 2010 and February 1, 2009 (dollars in millions, except per share data):

	Net Sales	Gross Profit	Earnings (Loss) from Continuing Operations	Basic Earnings per Share from Continuing Operations	Diluted Earnings per Share from Continuing Operations
Fiscal Year Ended January 31, 2010:
First Quarter	$16,175	$5,450	$514	$0.31	$0.30
Second Quarter	19,071	6,388	1,116	0.66	0.66
Third Quarter	16,361	5,561	689	0.41	0.41
Fourth Quarter	14,569	5,013	301	0.18	0.18

Fiscal Year	$66,176	$22,412	$2,620	$1.56	$1.55

Fiscal Year Ended February 1, 2009:
First Quarter	$17,907	$6,072	$356	$0.21	$0.21
Second Quarter	20,990	6,964	1,202	0.72	0.71
Third Quarter	17,784	5,994	756	0.45	0.45
Fourth Quarter	14,607	4,960	(2)	0.00	0.00

Fiscal Year	$71,288	$23,990	$2,312	$1.37	$1.37

Note: The quarterly data may not sum to fiscal year totals.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

A report of the Company’s management on the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) and a report of KPMG LLP, an independent registered public accounting firm, on the effectiveness of the Company’s internal control over financial reporting are incorporated by reference to Item 8, “Financial Statements and Supplementary Data” of this report.

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this item, other than the information regarding the executive officers of the Company set forth below, is incorporated by reference to the sections entitled “Election of Directors and Director Biographies,” “Board of Directors Information,” “General” and “Audit Committee Report” in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders (the “Proxy Statement”).

Executive officers of the Company are appointed by, and serve at the pleasure of, the Board of Directors. The current executive officers of the Company are as follows:

FRANCIS S. BLAKE, age 60, has been Chairman and Chief Executive Officer since January 2007. From March 2002 through January 2007, he served as the Company’s Executive Vice President – Business Development and Corporate Operations.

TIMOTHY M. CROW, age 54, has been Executive Vice President – Human Resources since February 2007. From March 2005 through February 2007, he served as Senior Vice President – Human Resources, Organization, Talent and Performance Systems and he served as Vice President – Human Resources, Performance Systems from May 2002 through March 2005. Mr. Crow previously served as Senior Vice President – Human Resources of K-Mart Corporation, a mass merchandising company, from May 1999 through May 2002.

MARVIN R. ELLISON, age 45, has been Executive Vice President – U.S. Stores since August 2008. From January 2006 through August 2008, he served as President – Northern Division. From August 2005 through January 2006, he served as Senior Vice President – Logistics and from October 2004 through August 2005 he served as Vice President – Logistics. From June 2002 through October 2004, he served as Vice President – Loss Prevention. From 1987 until June 2002, Mr. Ellison held various management and executive level positions with Target Corporation, a general merchandise retailer. His final position with Target was Director, Assets Protection.

CRAIG A. MENEAR, age 52, has been Executive Vice President – Merchandising since April 2007. From August 2003 through April 2007, he served as Senior Vice President – Merchandising. From 1997 through August 2003, Mr. Menear served in various management and vice president level positions in the Company’s Merchandising department, including Merchandising Vice President of Hardware, Merchandising Vice President of the Southwest Division, and Divisional Merchandise Manager of the Southwest Division.

RICARDO E. SALDÍVAR, age 57, has been President – The Home Depot Mexico since March 2006. From August 2001 through March 2006, he served as Region President – Mexico. From 1985 to August 2001, Mr. Saldivar held various management and executive level positions with Grupo Alfa, a Mexican conglomerate. His final position with Grupo Alfa was President and Chief Executive Officer of Total Home.

CAROL B. TOMÉ, age 53, has been Chief Financial Officer since May 2001 and Executive Vice President –Corporate Services since January 2007. Prior thereto, Ms. Tomé served as Senior Vice President – Finance and Accounting/Treasurer from February 2000 through May 2001 and as Vice President and Treasurer from 1995 through February 2000. From 1992 until 1995, when she joined the Company, Ms. Tomé was Vice President and Treasurer of Riverwood International Corporation, a provider of paperboard packaging. Ms. Tomé serves as a director of United Parcel Service, Inc. and the Federal Reserve Bank of Atlanta.

JACK A. VANWOERKOM, age 56, has been Executive Vice President, General Counsel and Corporate Secretary since June 2007. Prior thereto, Mr. VanWoerkom served as Executive Vice President, General Counsel and Secretary of Staples, Inc., an office products company, from March 2003 through May 2007 and as Senior Vice President, General Counsel and Secretary of Staples, Inc. from March 1999 until March 2003. Mr. VanWoerkom serves as a director of Wright Express Corporation.

ANNETTE M. VERSCHUREN, age 53, has been President, The Home Depot Canada since March 1996. She also served as President, The Home Depot Asia from September 2006 to January 2010 and as President, EXPO Design Center from April 2003 through October 2005. Ms. Verschuren serves as a director of Liberty Mutual Holding Company Inc.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following financial statements are set forth in Item 8 hereof:

—	Management’s Responsibility for Financial Statements and Management’s Report on Internal Control Over Financial Reporting; and

—	Reports of Independent Registered Public Accounting Firm.

—	Consolidated Statements of Earnings for the fiscal years ended January 31, 2010, February 1, 2009 and February 3, 2008;

—	Consolidated Balance Sheets as of January 31, 2010 and February 1, 2009;

—	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the fiscal years ended January 31, 2010, February 1, 2009 and February 3, 2008;

—	Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2010, February 1, 2009 and February 3, 2008;

—	Notes to Consolidated Financial Statements;

(2)	Financial Statement Schedules

All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(b)	Exhibits

Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the Securities and Exchange Commission, as indicated by the references in brackets. All other exhibits are filed or furnished herewith, except as otherwise noted. Our Current, Quarterly and Annual Reports are filed with the Securities and Exchange Commission under File No. 1-8207. Our Registration Statements have the file numbers noted wherever such statements are identified in the following list of exhibits.

*2.1	Purchase and Sale Agreement, dated as of June 19, 2007, by and between The Home Depot, Inc., THD Holdings, LLC, Home Depot International, Inc., Homer TLC, Inc. and Pro Acquisition Corporation. [Form 8-K filed on June 20, 2007, Exhibit 2.1]

*2.2	Letter agreement, dated August 14, 2007, by and between The Home Depot, Inc., THD Holdings, LLC, Home Depot International, Inc., Homer TLC, Inc. and Pro Acquisition Corporation. [Form 8-K filed on August 15, 2007, Exhibit 2.1]

*2.3	Amendment, dated August 27, 2007, by and between The Home Depot, Inc., THD Holdings, LLC, Home Depot International, Inc., Homer TLC, Inc. and Pro Acquisition Corporation. [Form 10-Q for the fiscal quarter ended July 29, 2007, Exhibit 2.3]

*3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q for the fiscal quarter ended August 4, 2002, Exhibit 3.1]

*3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q for the fiscal quarter ended May 3, 2009, Exhibit 3.2]

*3.3	By-Laws of The Home Depot, Inc. (Amended and Restated Effective August 20, 2009) [Form 8-K filed on August 26, 2009, Exhibit 3.1]

*4.1	Indenture, dated as of September 16, 2004, between The Home Depot, Inc. and The Bank of New York. [Form 8-K filed September 17, 2004, Exhibit 4.1]

*4.2	Indenture, dated as of May 4, 2005, between The Home Depot, Inc. and The Bank of New York Trust Company, N.A., as Trustee. [Form S-3 (File No. 333-124699) filed May 6, 2005, Exhibit 4.1]

*4.3	Form of 3.75% Senior Note due September 15, 2009. [Form 8-K filed on September 17, 2004, Exhibit 4.2]

*4.4	Form of 4.625% Senior Note due August 15, 2010. [Form 10-K for the fiscal year ended January 29, 2006, Exhibit 4.6]

*4.5	Form of 5.20% Senior Note due March 1, 2011. [Form 8-K filed March 23, 2006, Exhibit 4.1]

*4.6	Form of 5.40% Senior Note due March 1, 2016. [Form 8-K filed March 23, 2006, Exhibit 4.2]

*4.7	Form of Floating Rate Senior Note due December 16, 2009. [Form 8-K filed December 19, 2006, Exhibit 4.1]

*4.8	Form of 5.250% Senior Note due December 16, 2013. [Form 8-K filed December 19, 2006, Exhibit 4.2]

*4.9	Form of 5.875% Senior Note due December 16, 2036. [Form 8-K filed December 19, 2006, Exhibit 4.3]

*10.1†	The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan. [Form 10-Q for the fiscal quarter ended August 4, 2002, Exhibit 10.1]

*10.2†	The Home Depot Executive Life Insurance, Death Benefit Only Plan. [Form 10-K for the fiscal year ended February 2, 2003, Exhibit 10.39]

*10.3†	The Home Depot Deferred Compensation Plan for Officers (As Amended and Restated Effective January 1, 2008). [Form 8-K filed on August 20, 2007, Exhibit 10.1]

10.4†	Amendment No. 1 to The Home Depot Deferred Compensation Plan for Officers (As Amended and Restated Effective January 1, 2008).

*10.5†	The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on May 27, 2005, Exhibit 10.8]

10.6†	Amendment No. 1 to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan and The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan.

*10.7†	The Home Depot FutureBuilder Restoration Plan. [Form 8-K filed on August 20, 2007, Exhibit 10.10]

*10.8†	The Home Depot, Inc. Non-Employee Directors’ Deferred Stock Compensation Plan. [Form 8-K filed on August 20, 2007, Exhibit 10.3]

*10.9†	The Home Depot, Inc. Management Incentive Plan (Effective February 2, 2008). [Form 8-K filed on May 28, 2008, Exhibit 10.1]

*10.10†	The Home Depot, Inc. Amended and Restated Employee Stock Purchase Plan, as amended and restated effective July 1, 2008. [Form S-8 (File No. 333-151849) filed June 23, 2008, Exhibit 10.1]

*10.11†	Form of Executive Officer Restricted Stock Award Pursuant to The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan. [Form 10-Q for the fiscal quarter ended October 31, 2004, Exhibit 10.1]

*10.12†	Form of Restricted Stock Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 3, 2008, Exhibit 10.2]

*10.13†	Form of U.S. Restricted Stock Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 13, 2009, Exhibit 10.1]

*10.14†	Form of Executive Officer Nonqualified Stock Option Award Pursuant to The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan. [Form 10-Q for the fiscal quarter ended October 31, 2004, Exhibit 10.2]

*10.15†	Form of Nonqualified Stock Option Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 27, 2007, Exhibit 10.6]

*10.16†	Form of Executive Officer Nonqualified Stock Option Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 13, 2009, Exhibit 10.4]

*10.17†	Form of Outside Director Nonqualified Stock Option Award Pursuant to The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan. [Form 10-Q for the fiscal quarter ended October 31, 2004, Exhibit 10.3]

*10.18†	Form of Nonqualified Stock Option (Non-Employee Directors) Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 27, 2007, Exhibit 10.5]

*10.19†	Form of Non-Employee Director Nonqualified Stock Option Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 13, 2009, Exhibit 10.5]

*10.20†	Form of Deferred Share Award (Non-Employee Director) Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 27, 2007, Exhibit 10.2]

*10.21†	Form of Canada Deferred Share Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 13, 2009, Exhibit 10.2]

*10.22†	Form of Mexico Deferred Share Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 13, 2009, Exhibit 10.3]

*10.23†	Form of Performance Vested Option Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 27, 2007, Exhibit 10.9]

*10.24†	Non-Qualified Stock Option and Deferred Stock Unit Plan and Agreement dated as of December 4, 2000. [Form 10-K for the fiscal year ended January 28, 2001, Exhibit 10.20]

*10.25†	Form of Performance Share Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 27, 2007, Exhibit 10.7]

*10.26†	Form of Performance Share Award (Mexico) Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 27, 2007, Exhibit 10.8]

*10.27†	Form of LTIP Performance Unit Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 27, 2007, Exhibit 10.10]

*10.28†	Form of Performance Share Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 13, 2009, Exhibit 10.6]

*10.29†	Separation Agreement Between the Company and Robert Nardelli effective as of January 2, 2007. [Form 10-K for the fiscal year ended January 28, 2007, Exhibit 10.37]

*10.30†	Deferred Payment Trust dated as of January 12, 2007. [Form 10-K for the fiscal year ended January 28, 2007, Exhibit 10.38]

*10.31†	Employment Arrangement between Frank Blake and The Home Depot, Inc., dated January 23, 2007. [Form 8-K/A filed on January 24, 2007, Exhibit 10.1]

*10.32†	Employment Arrangement between Carol B. Tomé and The Home Depot, Inc., dated January 22, 2007. [Form 8- K/A filed on January 24, 2007, Exhibit 10.2]

*10.33†	Employment Arrangement between Craig A. Menear and The Home Depot, Inc., dated April 25, 2007. [Form 10-K for the fiscal year ended February 3, 2008, Exhibit 10.47]

*10.34†	Non-Competition Agreement between Annette M. Verschuren and The Home Depot, Inc., dated May 10, 2006. [Form 10-K for the fiscal year ended February 3, 2008, Exhibit 10.49]

10.35†	Employment Arrangement between Marvin R. Ellison and The Home Depot, Inc., dated August 27, 2008.

*10.36†	Participation Agreement dated as of October 22, 1998 among The Home Depot, Inc. as Guarantor; Home Depot U.S.A., Inc. as Lessee; HD Real Estate Funding Corp. II as Facility Lender; Credit Suisse Leasing 92A L.P. as Lessor; The Bank of New York as Indenture Trustee; and Credit Suisse First Boston Corporation and Invemed Associates, Inc. as Initial Purchasers. [Form 10-K for the fiscal year ended January 31, 1999, Exhibit 10.10]

*10.37†	Master Modification Agreement dated as of April 20, 1998 among The Home Depot, Inc. as Guarantor; Home Depot U.S.A., Inc., as Lessee and Construction Agent; HD Real Estate Funding Corp., as Facility Lender; Credit Suisse Leasing 92A L.P. as Lessor; the lenders named on the Schedule thereto as Lenders; and Credit Suisse First Boston Corporation as Agent Bank. [Form 10-K for the fiscal year ended January 31, 1999, Exhibit 10.13]

12	Statement of Computation of Ratio of Earnings to Fixed Charges.

*18	Preferability Letter of Independent Registered Public Accounting Firm. [Form 10-Q for the fiscal quarter ended November 2, 2008, Exhibit 18.1]

21	List of Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Annual Report on Form 10-K for the fiscal year ended January 31, 2010, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income; and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(a) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HOME DEPOT, INC. (Registrant)

By:	/s/ FRANCIS S. BLAKE
(Francis S. Blake, Chairman & CEO)

Date: March 22, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANCIS S. BLAKE (Francis S. Blake)	Chairman & Chief Executive Officer (Principal Executive Officer)	March 22, 2010

/s/ CAROL B. TOMÉ (Carol B. Tomé)	Chief Financial Officer and Executive Vice President – Corporate Services (Principal Financial Officer and Principal Accounting Officer)	March 22, 2010

/s/ F. DUANE ACKERMAN (F. Duane Ackerman)	Director	March 17, 2010

/s/ DAVID H. BATCHELDER (David H. Batchelder)	Director	March 22, 2010

/s/ ARI BOUSBIB (Ari Bousbib)	Director	March 24, 2010

/s/ GREGORY D. BRENNEMAN (Gregory D. Brenneman)	Director	March 24, 2010

/s/ ALBERT P. CAREY (Albert P. Carey)	Director	March 24, 2010

/s/ ARMANDO CODINA (Armando Codina)	Director	March 19, 2010

/s/ BONNIE G. HILL (Bonnie G. Hill)	Director	March 19, 2010

/s/ KAREN L. KATEN (Karen L. Katen)	Director	March 24, 2010

INDEX OF ATTACHED EXHIBITS

10.4	Amendment No. 1 to The Home Depot Deferred Compensation Plan for Officers (As Amended and Restated Effective January 1, 2008).

10.6	Amendment No. 1 to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan and The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan.

10.35	Employment Arrangement between Marvin R. Ellison and The Home Depot, Inc., dated August 27, 2008.

12	Statement of Computation of Ratio of Earnings to Fixed Charges.

21	List of Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Annual Report on Form 10-K for the fiscal year ended January 31, 2010, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income; and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

10-Year Summary of Financial and Operating Results

The Home Depot, Inc. and Subsidiaries

amounts in millions, except where noted	10-Year Compound Annual Growth Rate	2009	2008	2007(1)
STATEMENT OF EARNINGS DATA(2)
Net sales	5.6%	$66,176	$71,288	$77,349
Net sales increase (decrease) (%)	—	(7.2)	(7.8)	(2.1)
Earnings before provision for income taxes	0.5	3,982	3,590	6,620
Net earnings	1.2	2,620	2,312	4,210
Net earnings increase (decrease) (%)	—	13.3	(45.1)	(20.1)
Diluted earnings per share ($)	4.5	1.55	1.37	2.27
Diluted earnings per share increase (decrease) (%)	—	13.1	(39.6)	(11.0)
Diluted weighted average number of common shares	(3.2)	1,692	1,686	1,856
Gross margin – % of sales	—	33.9	33.7	33.6
Total operating expenses – % of sales	—	26.6	27.5	24.3
Interest and other, net – % of sales	—	1.2	1.1	0.8
Earnings before provision for income taxes – % of sales	—	6.0	5.0	8.6
Net earnings – % of sales	—	4.0	3.2	5.4

BALANCE SHEET DATA AND FINANCIAL RATIOS(3)
Total assets	9.1%	$40,877	$41,164	$44,324
Working capital	2.6	3,537	2,209	1,968
Merchandise inventories	6.4	10,188	10,673	11,731
Net property and equipment	9.6	25,550	26,234	27,476
Long-term debt	27.7	8,662	9,667	11,383
Stockholders’ equity	4.6	19,393	17,777	17,714
Book value per share ($)	7.9	11.42	10.48	10.48
Long-term debt-to-equity (%)	—	44.7	54.4	64.3
Total debt-to-equity (%)	—	49.9	64.3	75.8
Current ratio	—	1.34:1	1.20:1	1.15:1
Inventory turnover(2)	—	4.1x	4.0x	4.2x
Return on invested capital (%)(2)	—	10.7	9.5	13.9

STATEMENT OF CASH FLOWS DATA
Depreciation and amortization	14.6%	$1,806	$1,902	$1,906
Capital expenditures	(9.5)	966	1,847	3,558
Payments for businesses acquired, net	(100.0)	—	—	13
Cash dividends per share ($)	23.3	0.900	0.900	0.900

STORE DATA
Number of stores	9.2%	2,244	2,274	2,234
Square footage at fiscal year-end	8.9	235	238	235
(Decrease) increase in square footage (%)	—	(1.3)	1.3	4.9
Average square footage per store (in thousands)	(0.3)	105	105	105

STORE SALES AND OTHER DATA
Comparable store sales increase (decrease) (%)(4)(5)	—	(6.6)	(8.7)	(6.7)
Weighted average weekly sales per operating store (in thousands)	(4.3)%	$563	$601	$658
Weighted average sales per square foot ($)	(4.1)	279	298	332
Number of customer transactions	4.8	1,274	1,272	1,336
Average ticket ($)	0.8	51.76	55.61	57.48
Number of associates at fiscal year-end(3)	4.6	317,000	322,000	331,000

(1)	Fiscal years 2007 and 2001 include 53 weeks; all other fiscal years reported include 52 weeks.

(2)	Fiscal years 2003 through 2009 include Continuing Operations only. The discontinued operations in fiscal years prior to 2003 were not material. See Note 4 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data.”

(3)	Amounts for fiscal years 2009, 2008 and 2007 include Continuing Operations only. All amounts in other fiscal years reported include discontinued operations. See Note 4 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data.”

F-1

amounts in millions, except where noted	2006	2005	2004	2003	2002	2001(1)	2000
STATEMENT OF EARNINGS DATA(2)
Net sales	$79,022	$77,019	$71,100	$63,660	$58,247	$53,553	$45,738
Net sales increase (decrease) (%)	2.6	8.3	11.7	9.3	8.8	17.1	19.0
Earnings before provision for income taxes	8,502	8,967	7,790	6,762	5,872	4,957	4,217
Net earnings	5,266	5,641	4,922	4,253	3,664	3,044	2,581
Net earnings increase (decrease) (%)	(6.6)	14.6	15.7	16.1	20.4	17.9	11.3
Diluted earnings per share ($)	2.55	2.63	2.22	1.86	1.56	1.29	1.10
Diluted earnings per share increase (decrease) (%)	(3.0)	18.5	19.4	19.2	20.9	17.3	10.0
Diluted weighted average number of common shares	2,062	2,147	2,216	2,289	2,344	2,353	2,352
Gross margin – % of sales	33.6	33.7	33.4	31.7	31.1	30.2	29.9
Total operating expenses – % of sales	22.4	21.9	22.4	21.1	21.1	20.9	20.7
Interest and other, net – % of sales	0.5	0.1	—	—	(0.1)	—	—
Earnings before provision for income taxes – % of sales	10.8	11.6	11.0	10.6	10.1	9.3	9.2
Net earnings – % of sales	6.7	7.3	6.9	6.7	6.3	5.7	5.6

BALANCE SHEET DATA AND FINANCIAL RATIOS(3)
Total assets	$52,263	$44,405	$39,020	$34,437	$30,011	$26,394	$21,385
Working capital	5,069	2,563	3,818	3,774	3,882	3,860	3,392
Merchandise inventories	12,822	11,401	10,076	9,076	8,338	6,725	6,556
Net property and equipment	26,605	24,901	22,726	20,063	17,168	15,375	13,068
Long-term debt	11,643	2,672	2,148	856	1,321	1,250	1,545
Stockholders’ equity	25,030	26,909	24,158	22,407	19,802	18,082	15,004
Book value per share ($)	12.71	12.67	11.06	9.93	8.38	7.71	6.46
Long-term debt-to-equity (%)	46.5	9.9	8.9	3.8	6.7	6.9	10.3
Total debt-to-equity (%)	46.6	15.2	8.9	6.1	6.7	6.9	10.3
Current ratio	1.39:1	1.20:1	1.37:1	1.40:1	1.48:1	1.59:1	1.77:1
Inventory turnover(2)	4.5x	4.7x	4.9x	5.0x	5.3x	5.4x	5.1x
Return on invested capital (%)(2)	16.8	20.4	19.9	19.2	18.8	18.3	19.6

STATEMENT OF CASH FLOWS DATA
Depreciation and amortization	$1,886	$1,579	$1,319	$1,076	$903	$764	$601
Capital expenditures	3,542	3,881	3,948	3,508	2,749	3,393	3,574
Payments for businesses acquired, net	4,268	2,546	727	215	235	190	26
Cash dividends per share ($)	0.675	0.400	0.325	0.26	0.21	0.17	0.16

STORE DATA
Number of stores	2,147	2,042	1,890	1,707	1,532	1,333	1,134
Square footage at fiscal year-end	224	215	201	183	166	146	123
(Decrease) increase in square footage (%)	4.2	7.0	9.8	10.2	14.1	18.5	22.6
Average square footage per store (in thousands)	105	105	106	107	108	109	108

STORE SALES AND OTHER DATA
Comparable store sales increase (decrease) (%)(4)(5)	(2.8)	3.1	5.1	3.7	(0.5)	—	4
Weighted average weekly sales per operating store (in thousands)	$723	$763	$766	$763	$772	$812	$864
Weighted average sales per square foot ($)	358	377	375	371	370	394	415
Number of customer transactions	1,330	1,330	1,295	1,246	1,161	1,091	937
Average ticket ($)	58.90	57.98	54.89	51.15	49.43	48.64	48.65
Number of associates at fiscal year-end(3)	364,400	344,800	323,100	298,800	280,900	256,300	227,300

(4)	Includes Net Sales at locations open greater than 12 months, including relocated and remodeled stores. Stores become comparable on the Monday following their 365th day of operation. Comparable store sales is intended only as supplemental information and is not a substitute for Net Sales or Net Earnings presented in accordance with generally accepted accounting principles.

(5)	Comparable store sales in fiscal years prior to 2002 were reported to the nearest percent.

F-2