Form 10-Q
period 2010-05-02
HOME DEPOT INC
filed 2010-06-03
CIK 354950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2010

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

$0.05 par value 1,680,353,844 shares of common stock, as of May 28, 2010

THE HOME DEPOT, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended
amounts in millions, except per share data	May 2, 2010	May 3, 2009
NET SALES	$16,863	$16,175
Cost of Sales	11,069	10,725

GROSS PROFIT	5,794	5,450

Operating Expenses:
Selling, General and Administrative	4,078	4,042
Depreciation and Amortization	411	428

Total Operating Expenses	4,489	4,470

OPERATING INCOME	1,305	980

Interest and Other (Income) Expense:
Interest and Investment Income	(4)	(5)
Interest Expense	142	180
Other	51	-

Interest and Other, net	189	175

EARNINGS BEFORE PROVISION FOR INCOME TAXES	1,116	805
Provision for Income Taxes	391	291

NET EARNINGS	$ 725	$ 514

Weighted Average Common Shares	1,677	1,683
BASIC EARNINGS PER SHARE	$ 0.43	$ 0.31

Diluted Weighted Average Common Shares	1,688	1,689
DILUTED EARNINGS PER SHARE	$ 0.43	$ 0.30

Dividends Declared Per Share	$ 0.23625	$ 0.225

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

amounts in millions, except share and per share data	May 2, 2010	January 31, 2010
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 2,436	$ 1,421
Short-Term Investments	6	6
Receivables, net	1,342	964
Merchandise Inventories	11,479	10,188
Other Current Assets	1,383	1,321

Total Current Assets	16,646	13,900

Property and Equipment, at cost	37,653	37,345

Less Accumulated Depreciation and Amortization	12,249	11,795

Net Property and Equipment	25,404	25,550

Goodwill	1,192	1,171
Other Assets	377	256

Total Assets	$43,619	$40,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$ 7,051	$ 4,863
Accrued Salaries and Related Expenses	1,154	1,263
Sales Taxes Payable	544	362
Deferred Revenue	1,225	1,158
Income Taxes Payable	400	108
Current Installments of Long-Term Debt	2,021	1,020
Other Accrued Expenses	1,582	1,589

Total Current Liabilities	13,977	10,363

Long-Term Debt, excluding current installments	7,676	8,662
Other Long-Term Liabilities	2,356	2,140
Deferred Income Taxes	239	319

Total Liabilities	24,248	21,484

STOCKHOLDERS’ EQUITY
Common Stock, par value $0.05; authorized: 10 billion shares; issued: 1.720 billion shares at May 2, 2010 and 1.716 billion shares at January 31, 2010; outstanding: 1.686 billion shares at May 2, 2010 and 1.698 billion shares at January 31, 2010	86	86
Paid-In Capital	6,321	6,304
Retained Earnings	13,552	13,226
Accumulated Other Comprehensive Income	506	362
Treasury Stock, at cost, 34 million shares at May 2, 2010 and 18 million shares at January 31, 2010	(1,094)	(585)

Total Stockholders’ Equity	19,371	19,393

Total Liabilities and Stockholders’ Equity	$43,619	$40,877

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
amounts in millions	May 2, 2010	May 3, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$ 725	$ 514
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	438	453
Stock-Based Compensation Expense	64	54
Changes in Assets and Liabilities:
Increase in Receivables, net	(367)	(337)
Increase in Merchandise Inventories	(1,227)	(734)
Increase in Other Current Assets	(66)	(127)
Increase in Accounts Payable and Accrued Expenses	2,131	1,798
Increase in Deferred Revenue	61	82
Increase in Income Taxes Payable	289	67
Decrease in Deferred Income Taxes	(63)	(94)
Other	54	51

Net Cash Provided by Operating Activities	2,039	1,727

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(167)	(172)
Proceeds from Sales of Property and Equipment	27	70
Proceeds from Sales and Maturities of Investments	-	19

Net Cash Used in Investing Activities	(140)	(83)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of Long-Term Debt	(5)	(4)
Proceeds from Sales of Common Stock	11	2
Repurchases of Common Stock	(508)	-
Cash Dividends Paid to Stockholders	(399)	(381)
Other Financing Activities	8	426

Net Cash (Used in) Provided by Financing Activities	(893)	43

Increase in Cash and Cash Equivalents	1,006	1,687
Effect of Exchange Rate Changes on Cash and Cash Equivalents	9	8
Cash and Cash Equivalents at Beginning of Period	1,421	519

Cash and Cash Equivalents at End of Period	$2,436	$2,214

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
amounts in millions	May 2, 2010	May 3, 2009

Net Earnings	$725	$514
Other Comprehensive Income:
Foreign Currency Translation Adjustments	151	41
Cash Flow Hedges (1)	(7)	(3)
Unrealized Gain on Investments (1)	-	1

Total Other Comprehensive Income	144	39

Comprehensive Income	$869	$553

(1) These components of comprehensive income are reported net of income taxes.

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2010, as filed with the Securities and Exchange Commission.

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

Valuation Reserves

As of May 2, 2010 and January 31, 2010, the valuation allowances for Merchandise Inventories and uncollectible Receivables were not material.

Reclassifications

Certain amounts in the prior fiscal period have been reclassified to conform with the presentation adopted in the current fiscal period.

2.   DEBT GUARANTEE EXTENSION

In connection with the sale of HD Supply, Inc. (“HD Supply”) on August 30, 2007, the Company guaranteed a $1.0 billion senior secured amortizing term loan (“guaranteed loan”) of HD Supply. The Company is responsible for up to $1.0 billion and any unpaid interest in the event of nonpayment by HD Supply. The guaranteed loan is collateralized by certain assets of HD Supply. The original expiration date of the guarantee was August 30, 2012. On March 19, 2010, the Company amended the guarantee to extend the expiration date to April 1, 2014. The fair value of the guarantee at August 30, 2007 was $16 million and was recorded as a liability of the Company in Other Long-Term Liabilities. The extension of the guarantee increased the fair value of the guarantee to $67 million, resulting in a $51 million charge to Interest and Other, net, for the first quarter of fiscal 2010.

3.   RATIONALIZATION CHARGES

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

THE HOME DEPOT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Finally, in January 2009 the Company also restructured its support functions to better align the Company’s cost structure. These actions impacted approximately 2,000 associates.

The Company recognized total pretax charges of $146 million for fiscal 2009, including $117 million in the first quarter of fiscal 2009, and $951 million for fiscal 2008 related to these actions (collectively, the “Rationalization Charges”). The Company did not incur any charges related to these actions in the first quarter of fiscal 2010 and does not expect any further charges related to these actions.

Activity related to Rationalization Charges for the first quarter of fiscal 2010 was as follows (amounts in millions):

	Accrued Balance January 31, 2010	Cash Uses	Non-cash Uses	Accrued Balance May 2, 2010
Asset impairments	$ 23	$ —	$ —	$ 23
Lease obligation costs, net	191	14	—	177

Total	$214	$ 14	$ —	$ 200

Costs related to asset impairments and lease obligations are included in Selling, General and Administrative expenses. Asset impairment charges, including contractual costs to complete certain assets, were determined based on fair market value using market data for each individual property. Lease obligation costs represent the present value of contractually obligated rental payments offset by estimated sublet income, including estimates of the time required to sublease the locations. The payments related to the leased locations therefore are not generally incremental uses of cash.

4.  FAIR VALUE MEASUREMENTS

The fair value of an asset is considered to be the price at which the asset could be sold in an orderly transaction between unrelated knowledgeable and willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, rather than the amount that would be paid to settle the liability with the creditor. Assets and liabilities recorded at fair value are measured using a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

—	Level 1 – Observable inputs that reflect quoted prices in active markets
—	Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable
—	Level 3 – Unobservable inputs in which little or no market data exists, therefore requiring the Company to develop its own assumptions

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The assets and liabilities of the Company that are measured at fair value on a recurring basis as of May 2, 2010 and January 31, 2010 are as follows (amounts in millions):

	Fair Value at May 2, 2010 Using			Fair Value at January 31, 2010 Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Available-for-sale securities	$6	$ –	$–	$6	$ –	$–
Derivative agreements - assets	–	30	–	–	15	–
Derivative agreements - liabilities	–	(65)	–	–	(4)	–

Total	$6	$(35)	$–	$6	$11	$–

The Company’s available-for-sale securities are recorded at fair value based on current market rates (level 1) and are included in Short-Term Investments in the accompanying Consolidated Balance Sheets.

The Company uses derivative financial instruments from time to time in the management of its interest rate exposure on long-term debt and its exposure on foreign currency fluctuations. The fair value of the Company’s derivative financial instruments is measured using level 2 inputs.

THE HOME DEPOT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The assets and liabilities of the Company that are measured at fair value on a nonrecurring basis as of May 2, 2010 are as follows (amounts in millions):

	Fair Value as of May 2, 2010 Level 3	Three Months Ended May 2, 2010 Gains (Losses)
Store Rationalization – lease obligation costs, net	$(177)	$ –
Guarantee of HD Supply loan	(67)	(51)

Total	$(244)	$(51)

Lease obligation costs included in the Company’s Rationalization Charges were measured on a nonrecurring basis using fair value measurements with unobservable inputs (level 3), as further discussed in Note 3.

The guarantee of the HD Supply loan was measured on a nonrecurring basis using fair value measurements with unobservable inputs (level 3), as further discussed in Note 2.

Long-lived assets were analyzed for impairment on a nonrecurring basis using fair value measurements with unobservable inputs (level 3). Impairment charges related to long-lived assets in the first quarter of fiscal 2010 were not material.

The aggregate fair value of the Company’s Senior Notes, based on quoted market prices (level 1), was $9.6 billion and $9.5 billion at May 2, 2010 and January 31, 2010, respectively, compared to a carrying value of $9.3 billion at both May 2, 2010 and January 31, 2010.

5.   BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES

The reconciliation of basic to diluted weighted average common shares for the three months ended May 2, 2010 and May 3, 2009 was as follows (amounts in millions):

	Three Months Ended
	May 2, 2010	May 3, 2009
Weighted average common shares	1,677	1,683
Effect of potentially dilutive securities:
Stock plans	11	6

Diluted weighted average common shares	1,688	1,689

Stock plans include shares granted under the Company’s employee stock plans. Options to purchase 38 million and 54 million shares of common stock for the three months ended May 2, 2010 and May 3, 2009, respectively, were excluded from the computation of Diluted Earnings per Share because their effect would have been anti-dilutive.

THE HOME DEPOT, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

The Home Depot, Inc.:

We have reviewed the Consolidated Balance Sheet of The Home Depot, Inc. and subsidiaries as of May 2, 2010, and the related Consolidated Statements of Earnings, Cash Flows and Comprehensive Income for the three-month periods ended May 2, 2010 and May 3, 2009. These Consolidated Financial Statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheet of The Home Depot, Inc. and subsidiaries as of January 31, 2010, and the related Consolidated Statements of Earnings, Stockholders’ Equity and Comprehensive Income, and Cash Flows for the year then ended (not presented herein); and in our report dated March 25, 2010, we expressed an unqualified opinion on those Consolidated Financial Statements. In our opinion, the information set forth in the accompanying Consolidated Balance Sheet as of January 31, 2010, is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.

/s/ KPMG LLP Atlanta, Georgia June 2, 2010

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements regarding our future performance constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may relate to, among other things, the demand for our products and services, net sales growth, comparable store sales, state of the economy, state of the residential construction, housing and home improvement markets, state of the credit markets, including mortgages, home equity loans and consumer credit, commodity price inflation and deflation, implementation of store initiatives, continuation of reinvestment plans, net earnings performance, earnings per share, stock-based compensation expense, capital allocation and expenditures, liquidity, the effect of adopting certain accounting standards, return on invested capital, management of our purchasing or customer credit policies, the effect of accounting charges, the planned recapitalization of the Company, timing of the completion of the recapitalization, the ability to issue debt securities on terms and at rates acceptable to us, store openings and closures and financial outlook.

Forward-looking statements are based on currently available information and our current assumptions, expectations and projections about future events. You are cautioned not to place undue reliance on our forward-looking statements. These statements are not guarantees of future performance and are subject to future events, risks and uncertainties – many of which are beyond our control or are currently unknown to us – as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. These risks and uncertainties include, but are not limited to, those described in Item 1A, “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010 as filed with the Securities and Exchange Commission (“SEC”) on March 25, 2010 (“Form 10-K”) and in Item 1A of Part II and elsewhere in this report. The risks and uncertainties described in the Form 10-K and in this report include the risks associated with the current economic environment and the possible adverse effects on the Company’s results of operations and financial condition. You should read such information in conjunction with our Financial Statements and related notes in Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report. There also may be other factors that we cannot anticipate or that are not described in this report, generally because we do not currently perceive them to be material. Such factors could cause results to differ materially from our expectations.

Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements other than as required by law. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the SEC.

EXECUTIVE SUMMARY AND SELECTED CONSOLIDATED STATEMENTS OF EARNINGS DATA

For the first quarter of fiscal 2010, we reported Net Earnings of $725 million and Diluted Earnings per Share of $0.43 compared to Net Earnings of $514 million and Diluted Earnings per Share of $0.30 for the first quarter of fiscal 2009.

The results for the first quarter of fiscal 2010 include a $51 million pretax charge related to the extension of our guarantee of a senior secured loan of HD Supply, Inc. (“guarantee extension”). The results for the first quarter of fiscal 2009 reflect the impact of several strategic actions initiated in fiscal 2008. These strategic actions resulted in store rationalization charges related to the closing of 15 underperforming U.S. stores and the removal of approximately 50 U.S. stores from our new store pipeline, business rationalization charges related to the exit of our EXPO, THD Design Center, Yardbirds and HD Bath businesses (the “Exited Businesses”) and charges related to the restructuring of support functions (collectively, the “Rationalization Charges”). These actions resulted in pretax Rationalization Charges of $117 million in the first quarter of fiscal 2009. Excluding the $51 million charge and the Rationalization Charges, Net Earnings were $758 million and Diluted Earnings per Share were $0.45 for the first quarter of fiscal 2010 compared to Net Earnings of $587 million and Diluted Earnings per Share of $0.35 for the first quarter of fiscal 2009.

Net Sales increased 4.3% to $16.9 billion for the first quarter of fiscal 2010 from $16.2 billion for the first quarter of fiscal 2009. Our strong performance in our seasonal categories and commodity price inflation in certain categories like lumber positively impacted our Net Sales for the first quarter of fiscal 2010. Our comparable store sales increased 4.8% in the first quarter of fiscal 2010, our largest increase since the fourth quarter of fiscal 2005, driven by a 4.4% increase in comparable store customer transactions and a 0.4% increase in our comparable store average ticket to $52.53. Comparable store sales for our U.S. stores increased 3.3% in the first quarter of fiscal 2010.

In the first quarter of fiscal 2010, we continued to focus on our core retail business, investing in our associates and stores and improving our customer service. The roll-out of our Customers FIRST training to all store associates and support staff in fiscal 2009 has brought simplification and focus across the business, and we repeated and refreshed the Customers FIRST training during the first quarter of fiscal 2010. This program is part of our ongoing commitment to improve customer service levels in our stores, and we continued to see the benefit of this training in improved customer service ratings for the first quarter of fiscal 2010.

We also continued to make significant progress on our merchandising tools in the U.S. that helped us manage markdown and clearance activity and better control inventory. We improved our inventory turnover ratio to 4.1 times for the first quarter of fiscal 2010, compared to 3.9 times for the first quarter of fiscal 2009, and increased our in-stock levels during a challenging season. At the end of the first quarter of fiscal 2010, we had 13 Rapid Deployment Centers (“RDCs”) that serve approximately 70% of our U.S. stores. We remain committed to our overall RDC roll-out strategy, supporting our goal of increasing our central distribution penetration, and are on track to serve 100% of our U.S. stores by the end of fiscal 2010.

We opened one new store and closed one store during the first quarter of fiscal 2010, for a total store count of 2,244 at the end of the first quarter of fiscal 2010. As of the end of the first quarter of fiscal 2010, a total of 268 stores, or approximately 12%, were located in Canada, Mexico and China compared to 265 stores, or approximately 12%, as of the end of the first quarter of fiscal 2009.

We generated $2.0 billion of cash flow from operations in the first quarter of fiscal 2010. We used a portion of this cash flow to fund $508 million of share repurchases, pay $399 million of dividends and fund $167 million in capital expenditures.

At the end of the first quarter of fiscal 2010, our long-term debt-to-equity ratio was 39.6% compared to 53.7% at the end of the first quarter of fiscal 2009. Our return on invested capital (computed on net operating profit after tax for the trailing twelve months and the average of beginning and ending long-term debt and equity) was 11.5% for the first quarter of fiscal 2010 compared to 10.0% for the first quarter of fiscal 2009. This increase reflects the increase in our operating profit, which includes the impact of the Rationalization Charges in the results of the first quarter of fiscal 2009. Excluding Rationalization Charges, our return on invested capital was 11.1% for the first quarter of fiscal 2009.

We believe the selected sales data, the percentage relationship between Net Sales and major categories in the Consolidated Statements of Earnings and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations.

	% of Net Sales
	Three Months Ended
	May 2, 2010	May 3, 2009	% Increase (Decrease) in Dollar Amounts
NET SALES	100.0%	100.0%	4.3%

GROSS PROFIT	34.4	33.7	6.3

Operating Expenses:
Selling, General and Administrative	24.2	25.0	0.9
Depreciation and Amortization	2.4	2.6	(4.0)

Total Operating Expenses	26.6	27.6	0.4

OPERATING INCOME	7.7	6.1	33.2

Interest and Other (Income) Expense:
Interest and Investment Income	-	-	(20.0)
Interest Expense	0.8	1.1	(21.1)
Other	0.3	-	N/M

Interest and Other, net	1.1	1.1	8.0

EARNINGS BEFORE PROVISION FOR INCOME TAXES	6.6	5.0	38.6
Provision for Income Taxes	2.3	1.8	34.4

NET EARNINGS	4.3%	3.2%	41.1%

Note: Certain percentages may not sum to totals due to rounding.

SELECTED SALES DATA
Number of Customer Transactions (in millions)	323	310	4.2%
Average Ticket	$52.54	$52.67	(0.2)
Weighted Average Weekly Sales Per
Operating Store (in thousands)	$ 581	$ 552	5.3
Weighted Average Sales per Square Foot	$ 288	$ 273	5.4%
Comparable Store Sales Increase (Decrease) (%)(1)	4.8%	(10.2)%	N/A

(1)

Includes Net Sales at locations open greater than 12 months, including relocated and remodeled stores. Retail stores become comparable on the Monday following their 365th day of operation. Comparable store sales is intended only as supplemental information and is not a substitute for Net Sales or Net Earnings presented in accordance with generally accepted accounting principles.

N/M – Not Meaningful

RESULTS OF OPERATIONS

Net Sales for the first quarter of fiscal 2010 increased 4.3%, or $688 million, to $16.9 billion from $16.2 billion for the first quarter of fiscal 2009. The increase in Net Sales for the first quarter of fiscal 2010 reflects the impact of positive comparable store sales. Total comparable store sales increased 4.8% for the first quarter of fiscal 2010 compared to a decrease of 10.2% for the first quarter of fiscal 2009.

The increase in comparable store sales for the first quarter of fiscal 2010 reflects a number of factors. Every department posted positive comparable store sales for the first quarter of fiscal 2010, and comparable store customer transactions increased 4.4% compared to the first quarter of fiscal 2009. Comparable store sales for our Lumber, Paint, Electrical and Garden/Seasonal product categories were above the Company average for the first quarter of fiscal 2010, while comparable store sales for our Building Materials, Flooring, Hardware, Plumbing, Kitchen/Bath and Millwork product categories were below the Company average for the first quarter of fiscal 2010. Also, in the first quarter of fiscal 2010, lumber and copper price inflation positively impacted our comparable store sales by approximately 100 basis points.

Gross Profit increased 6.3% to $5.8 billion for the first quarter of fiscal 2010 from $5.5 billion for the first quarter of fiscal 2009. Gross Profit as a percent of Net Sales increased 67 basis points to 34.4% for the first quarter of fiscal 2010 compared to 33.7% for the first quarter of fiscal 2009. Excluding the impact of markdowns related to the closing of our Exited Businesses taken in the first quarter of last year, gross margin increased by 38 basis points. Our U.S. stores reported 12 basis points of gross profit margin expansion in the first quarter of fiscal 2010 driven by lower markdowns taken compared to the same period last year, as we saw benefits from better product assortment management and fewer promotions. Additionally, we realized 26 basis points of gross margin expansion arising from our non-U.S. businesses, principally Canada, as we anniversaried the disruption we experienced last year when we implemented our new enterprise resource planning system in Canada.

Selling, General and Administrative Expense (“SG&A”) increased 0.9% to $4.1 billion for the first quarter of fiscal 2010 from $4.0 billion for the first quarter of fiscal 2009. As a percent of Net Sales, SG&A was 24.2% for the first quarter of fiscal 2010 compared to 25.0% for the first quarter of fiscal 2009. Excluding the Rationalization Charges from the results of the first quarter of fiscal 2009, SG&A decreased 26 basis points for the first quarter of fiscal 2010 from the same period last year. This decrease reflects expense leverage in the positive comparable store sales environment and solid expense control partially offset by a higher cost of credit due to a higher penetration of bank cards.

Depreciation and Amortization decreased 4.0% to $411 million for the first quarter of fiscal 2010 from $428 million for the first quarter of fiscal 2009. Depreciation and Amortization as a percent of Net Sales was 2.4% for the first quarter of fiscal 2010 and 2.6% for the first quarter of fiscal 2009. Depreciation and Amortization as a percent of Net Sales decreased by 21 basis points from the first quarter of fiscal 2009, primarily due to sales leverage.

Operating Income increased 33.2% to $1.3 billion for the first quarter of fiscal 2010 from $980 million for the first quarter of fiscal 2009. Operating Income as a percent of Net Sales was 7.7% for the first quarter of fiscal 2010 compared to 6.1% for the first quarter of fiscal 2009. Excluding the Rationalization Charges from the results of the first quarter of fiscal 2009, Operating Income increased 19.0% for the first quarter of fiscal 2010.

In the first quarter of fiscal 2010, we recognized $189 million of Interest and Other, net, compared to $175 million in the first quarter of fiscal 2009. Interest and Other, net, as a percent of Net Sales was 1.1% for the first quarter of fiscal 2010 and 2009. Interest and Other, net, reflects a $51 million charge in the first quarter of fiscal 2010 related to the guarantee extension. Excluding this charge, Interest and Other, net, as a percent of Net Sales was 0.8% for the first quarter of fiscal 2010, a decrease of 28 basis points from the same period last year. The decrease in Interest and Other, net, excluding the $51 million charge, was due primarily to a lower debt balance.

Our combined effective income tax rate decreased to 35.0% for the first quarter of fiscal 2010 from 36.1% for the comparable period of fiscal 2009. The decrease in our effective income tax rate for the first quarter of fiscal 2010 reflects benefits arising from favorable settlements with various state taxing authorities.

Diluted Earnings per Share were $0.43 for the first quarter of fiscal 2010 and $0.30 for the first quarter of fiscal 2009. Excluding the $51 million debt guarantee extension charge and the Rationalization Charges, Diluted Earnings per Share for the first quarter of fiscal 2010 were $0.45 compared to $0.35 for the first quarter of fiscal 2009, an increase of 28.6%.

To provide clarity, internally and externally, about our operating performance for the first quarter of fiscal 2010 and 2009, we supplement our reporting with non-GAAP financial measures to reflect adjustments for the $51 million pretax charge related to the guarantee extension as described more fully in Note 2 to the Consolidated Financial Statements, Rationalization Charges as described more fully in Note 3, and the Net Sales from Exited Businesses during the period from closing announcement to actual closing. We believe these non-GAAP financial measures better enable management and investors to understand and analyze our performance by providing them with meaningful information relevant to events of unusual nature or frequency. However, this supplemental information should not be considered in isolation or as a substitute for the related GAAP measures.

The following reconciles the non-GAAP financial measures to the corresponding GAAP measures for the first quarter of fiscal 2010 and 2009 (amounts in millions, except per share data):

	Three Months Ended May 2, 2010
	As Reported	Adjustment	Non-GAAP Measures	% of Net Sales
Net Sales	$16,863	$ -	$16,863	100.0%
Cost of Sales	11,069	-	11,069	65.6

Gross Profit	5,794	-	5,794	34.4
Operating Expenses:
Selling, General and Administrative	4,078	-	4,078	24.2
Depreciation and Amortization	411	-	411	2.4

Total Operating Expenses	4,489	-	4,489	26.6

Operating Income	1,305	-	1,305	7.7
Interest and Other, net	189	51	138	0.8

Earnings Before Provision for Income Taxes	1,116	(51)	1,167	6.9
Provision for Income Taxes	391	(18)	409	2.4

Net Earnings	$ 725	$ (33)	$ 758	4.5%

Diluted Earnings per Share	$ 0.43	$(0.02)	$ 0.45	N/A

	Three Months Ended May 3, 2009
	As Reported	Adjustments	Non-GAAP Measures	% of Net Sales
Net Sales	$16,175	$ 221	$15,954	100.0%
Cost of Sales	10,725	192	10,533	66.0

Gross Profit	5,450	29	5,421	34.0
Operating Expenses:
Selling, General and Administrative	4,042	143	3,899	24.4
Depreciation and Amortization	428	3	425	2.7

Total Operating Expenses	4,470	146	4,324	27.1

Operating Income	980	(117)	1,097	6.9
Interest and Other, net	175	-	175	1.1

Earnings Before Provision for Income Taxes	805	(117)	922	5.8
Provision for Income Taxes	291	(44)	335	2.1

Net Earnings	$ 514	$ (73)	$ 587	3.7%

Diluted Earnings per Share	$ 0.30	$(0.04)	$ 0.35	N/A

Note: Certain amounts in Diluted Earnings Per Share may not foot due to rounding.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operations provides us with a significant source of liquidity. During the first quarter of fiscal 2010, Net Cash Provided by Operating Activities was $2.0 billion compared to $1.7 billion for the same period of fiscal 2009. This increase was primarily a result of stronger Net Earnings in the first quarter of fiscal 2010.

Net Cash Used in Investing Activities for the first quarter of fiscal 2010 was $140 million compared to $83 million for the same period of fiscal 2009.

Net Cash Used in Financing Activities for the first quarter of fiscal 2010 was $893 million compared to Net Cash Provided by Financing Activities of $43 million for the same period of fiscal 2009. This change was primarily the result of $508 million in Repurchases of Common Stock in the first quarter of fiscal 2010. Since the inception of our share repurchase program in 2002, we have repurchased 769.2 million shares of our common stock for a total of $28.0 billion. As of May 2, 2010, $12.0 billion remained under our share repurchase authorization.

We have commercial paper programs that allow for borrowings up to $3.25 billion. In connection with the programs, we have a back-up credit facility with a consortium of banks for borrowings up to $3.25 billion. As of May 2, 2010, there were no borrowings outstanding under the commercial paper programs or the related credit facility. The credit facility expires in December 2010 and contains various restrictive covenants. As of May 2, 2010, we were in compliance with all of the covenants, and they are not expected to impact our liquidity or capital resources.

As of May 2, 2010, we had $2.4 billion in Cash, Cash Equivalents and Short-Term Investments. We believe that our current cash position, access to the debt capital markets and cash flow generated from operations should be sufficient to enable us to complete our capital expenditure programs and fund dividend payments, any share repurchases and any required long-term debt payments through the next several fiscal years. In addition, we have funds available from our commercial paper programs and the ability to obtain alternative sources of financing.

At January 31, 2010, we had an outstanding forward starting interest rate swap agreement with a notional amount of $500 million to hedge interest rate fluctuations in anticipation of issuing long-term debt to refinance debt maturing in August 2010. In April 2010, we entered into an additional forward starting interest rate swap agreement with a notional amount of $500 million, increasing the total notional amount of these agreements to $1.0 billion. Both of these swaps are accounted for as cash flow hedges. At May 2, 2010, the approximate fair value of these agreements was a liability of $21 million, which is the estimated amount we would have paid to settle the agreements.

In May 2010, we entered into a forward starting interest rate swap agreement with a notional amount of $500 million, accounted for as cash flow hedge, to hedge interest rate fluctuations in anticipation of issuing long-term debt to refinance debt maturing in fiscal 2011.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended May 2, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under Item 1A, “Risk Factors” and elsewhere in our Form 10-K. These risks and uncertainties could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties described in the Form 10-K include the risks and uncertainties associated with the current economic environment, such as the state of the residential construction, housing and home improvement markets; the state of the credit markets, including the limited availability of mortgages, home equity loans, consumer credit for our retail customers and commercial credit for our professional customers and our suppliers, as well as the availability and costs of commercial credit generally; reduced consumer spending; lower levels of consumer confidence; increased levels of consumer and commercial delinquencies; and supply interruptions and adverse business circumstances experienced by certain of our suppliers. Some of these risks and uncertainties and related effects that we experienced during the fiscal quarter covered by this report (and continue to experience) are described in greater detail in this Form 10-Q in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The risks described in our Form 10-K and set forth above are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	During the first quarter of fiscal 2010, the Company issued 396 deferred stock units under The Home Depot, Inc. NonEmployee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The deferred stock units were credited to the accounts of such nonemployee directors who elected to receive board retainers in the form of deferred stock units instead of cash during the first quarter of fiscal 2010. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.

During the first quarter of fiscal 2010, the Company credited 1,098 deferred stock units to participant accounts under The Home Depot FutureBuilder Restoration Plan pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following the termination of services as described in this plan.

(c)	Since fiscal 2002, the Company has repurchased shares of its common stock having a value of approximately $28.0 billion pursuant to its share repurchase program. The number and average price of shares purchased in each fiscal month of the first quarter of fiscal 2010 are set forth in the table below:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
February 1, 2010 - February 28, 2010	356,875	$31.11	320,400	$12,508,395,194
March 1, 2010 - March 28, 2010	10,831,298	$32.30	9,168,400	$12,212,394,999
March 29, 2010 - May 2, 2010	6,086,407	$33.27	6,084,200	$12,009,995,808

(1)	These amounts include repurchases pursuant to the Company’s 1997 and 2005 Omnibus Stock Incentive Plans (the “Plans”). Under the Plans, participants may exercise stock options by surrendering shares of common stock that the participants already own as payment of the exercise price. Participants in the Plans may also surrender shares as payment of applicable tax withholding on the vesting of restricted stock and deferred share awards. Shares so surrendered by participants in the Plans are repurchased pursuant to the terms of the Plans and applicable award agreement and not pursuant to publicly announced share repurchase programs.

(2)	The Company’s common stock repurchase program was initially announced on July 15, 2002. As of the end of the first quarter of fiscal 2010, the Board had approved purchases up to $40.0 billion. The program does not have a prescribed expiration date.

Item 6. Exhibits

Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the Securities and Exchange Commission, as indicated by the references in brackets. All other exhibits are filed or furnished herewith.

*3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q for the fiscal quarter ended August 4, 2002, Exhibit 3.1 (File No. 1-8207)]

*3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q for the fiscal quarter ended May 3, 2009, Exhibit 3.2]

*3.3	By-Laws of The Home Depot, Inc. (Amended and Restated Effective August 20, 2009) [Form 8-K filed on August 26, 2009, Exhibit 3.1]

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter of KPMG LLP, Acknowledgement of Independent Registered Public Accounting Firm, dated June 2, 2010.

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Executive Vice President – Corporate Services furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2010, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income; and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

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

June 1, 2010
(Date)

INDEX TO EXHIBITS

Exhibit	Description

Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the Securities and Exchange Commission, as indicated by the references in brackets. All other exhibits are filed or furnished herewith.

*3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q for the fiscal quarter ended August 4, 2002, Exhibit 3.1 (File No. 1-8207)]

*3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q for the fiscal quarter ended May 3, 2009, Exhibit 3.2]

*3.3	By-Laws of The Home Depot, Inc. (Amended and Restated Effective August 20, 2009) [Form 8-K filed on August 26, 2009, Exhibit 3.1]

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter of KPMG LLP, Acknowledgement of Independent Registered Public Accounting Firm, dated June 2, 2010.

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Executive Vice President – Corporate Services furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2010, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income; and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.