Form 10-Q
period 2010-08-01
HOME DEPOT INC
filed 2010-09-02
CIK 354950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE	ACT OF 1934

For the quarterly period ended August 1, 2010

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

$0.05 par value 1,665,301,180 shares of common stock, as of August 27, 2010

THE HOME DEPOT, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended		Six Months Ended
amounts in millions, except per share data	August 1, 2010	August 2, 2009	August 1, 2010	August 2, 2009
NET SALES	$19,410	$19,071	$36,273	$35,246
Cost of Sales	12,828	12,683	23,897	23,408

GROSS PROFIT	6,582	6,388	12,376	11,838

Operating Expenses:
Selling, General and Administrative	4,127	4,121	8,205	8,163
Depreciation and Amortization	406	434	817	862

Total Operating Expenses	4,533	4,555	9,022	9,025

OPERATING INCOME	2,049	1,833	3,354	2,813

Interest and Other (Income) Expense:
Interest and Investment Income	(3)	(6)	(7)	(11)
Interest Expense	151	167	293	347
Other	-	-	51	-

Interest and Other, net	148	161	337	336

EARNINGS BEFORE PROVISION FOR INCOME TAXES	1,901	1,672	3,017	2,477
Provision for Income Taxes	709	556	1,100	847

NET EARNINGS	$ 1,192	$ 1,116	$ 1,917	$ 1,630

Weighted Average Common Shares	1,653	1,683	1,666	1,684
BASIC EARNINGS PER SHARE	$ 0.72	$ 0.66	$ 1.15	$ 0.97

Diluted Weighted Average Common Shares	1,663	1,691	1,676	1,690
DILUTED EARNINGS PER SHARE	$ 0.72	$ 0.66	$ 1.14	$ 0.96

Dividends Declared Per Share	$0.23625	$ 0.225	$0.4725	$ 0.45

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

amounts in millions, except share and per share data	August 1, 2010	January 31, 2010
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 2,395	$ 1,421
Receivables, net	1,218	964
Merchandise Inventories	10,759	10,188
Other Current Assets	1,385	1,327

Total Current Assets	15,757	13,900

Property and Equipment, at cost	37,816	37,345
Less Accumulated Depreciation and Amortization	12,626	11,795

Net Property and Equipment	25,190	25,550

Goodwill	1,187	1,171
Other Assets	401	256

Total Assets	$42,535	$40,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$ 5,919	$ 4,863
Accrued Salaries and Related Expenses	1,226	1,263
Sales Taxes Payable	490	362
Deferred Revenue	1,150	1,158
Income Taxes Payable	269	108
Current Installments of Long-Term Debt	2,022	1,020
Other Accrued Expenses	1,663	1,589

Total Current Liabilities	12,739	10,363

Long-Term Debt, excluding current installments	7,727	8,662
Other Long-Term Liabilities	2,428	2,140
Deferred Income Taxes	196	319

Total Liabilities	23,090	21,484

STOCKHOLDERS’ EQUITY
Common Stock, par value $0.05; authorized: 10 billion shares; issued: 1.721 billion shares at August 1, 2010 and 1.716 billion shares at January 31, 2010; outstanding: 1.666 billion shares at August 1, 2010 and 1.698 billion shares at January 31, 2010	86	86
Paid-In Capital	6,411	6,304
Retained Earnings	14,350	13,226
Accumulated Other Comprehensive Income	392	362
Treasury Stock, at cost, 55 million shares at August 1, 2010 and 18 million shares at
January 31, 2010	(1,794)	(585)

Total Stockholders’ Equity	19,445	19,393

Total Liabilities and Stockholders’ Equity	$42,535	$40,877

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
amounts in millions	August 1, 2010	August 2, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$1,917	$1,630
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	866	911
Stock-Based Compensation Expense	112	109
Changes in Assets and Liabilities:
Increase in Receivables, net	(246)	(268)
(Increase) Decrease in Merchandise Inventories	(526)	6
Increase in Other Current Assets	(47)	(105)
Increase in Accounts Payable and Accrued Expenses	1,193	1,092
Decrease in Deferred Revenue	(13)	(12)
Increase (Decrease) in Income Taxes Payable	161	(4)
Decrease in Deferred Income Taxes	(78)	(109)
Other	24	78

Net Cash Provided by Operating Activities	3,363	3,328

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(407)	(353)
Proceeds from Sales of Property and Equipment	44	120
Proceeds from Sales and Maturities of Investments	-	19

Net Cash Used in Investing Activities	(363)	(214)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of Long-Term Debt	(17)	(11)
Repurchases of Common Stock	(1,209)	-
Proceeds from Sales of Common Stock	52	34
Cash Dividends Paid to Stockholders	(793)	(762)
Other Financing Activities	(63)	210

Net Cash Used in Financing Activities	(2,030)	(529)

Increase in Cash and Cash Equivalents	970	2,585
Effect of Exchange Rate Changes on Cash and Cash Equivalents	4	3
Cash and Cash Equivalents at Beginning of Period	1,421	519

Cash and Cash Equivalents at End of Period	$2,395	$3,107

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
amounts in millions	August 1, 2010	August 2, 2009	August 1, 2010	August 2, 2009
Net Earnings	$1,192	$1,116	$1,917	$1,630
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	(39)	349	112	390
Cash Flow Hedges (1)	(75)	8	(82)	5
Unrealized Gain on Investments (1)	-	-	-	1

Total Other Comprehensive (Loss) Income	(114)	357	30	396

Comprehensive Income	$1,078	$1,473	$1,947	$2,026

(1)	These components of comprehensive income are reported net of income taxes.

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

Valuation Reserves

As of August 1, 2010 and January 31, 2010, the valuation allowances for Merchandise Inventories and uncollectible Receivables were not material.

Reclassifications

Certain amounts in the prior fiscal period have been reclassified to conform with the presentation adopted in the current fiscal period.

2.   DEBT GUARANTEE EXTENSION

In connection with the sale of HD Supply, Inc. (“HD Supply”) on August 30, 2007, the Company guaranteed a $1.0 billion senior secured amortizing term loan (“guaranteed loan”) of HD Supply. The Company is responsible for up to $1.0 billion and any unpaid interest in the event of nonpayment by HD Supply. The guaranteed loan is collateralized by certain assets of HD Supply. The original expiration date of the guarantee was August 30, 2012. On March 19, 2010, the Company amended the guarantee to extend the expiration date to April 1, 2014. The fair value of the guarantee at August 30, 2007 was $16 million and was recorded as a liability of the Company in Other Long-Term Liabilities. The extension of the guarantee increased the fair value of the guarantee to $67 million, resulting in a $51 million charge to Interest and Other, net, for the first quarter and first six months of fiscal 2010.

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

THE HOME DEPOT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Finally, in January 2009 the Company also restructured its support functions to better align the Company's cost structure. These actions impacted approximately 2,000 associates.

The Company recognized total pretax charges of $146 million for fiscal 2009, including $137 million in the first six months of fiscal 2009, related to these actions (collectively, the “Rationalization Charges”). The Company did not incur any material charges related to these actions in the first six months of fiscal 2010 and does not expect any further charges related to these actions.

Activities related to Rationalization Charges for the first six months of fiscal 2010 were as follows (amounts in millions):

	Accrued Balance January 31, 2010	Cash Uses	Non-cash Activity	Accrued Balance August 1, 2010
Asset impairments	$ 23	$—	$—	$ 23
Lease obligation costs, net	191	22	(8)	177

Total	$214	$22	$ (8)	$200

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The assets and liabilities of the Company that are measured at fair value on a recurring basis as of August 1, 2010 and January 31, 2010 were as follows (amounts in millions):

	Fair Value at August 1, 2010 Using			Fair Value at January 31, 2010 Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative agreements - assets	$–	$ 56	$–	$–	$15	$–
Derivative agreements - liabilities	–	(168)	–	–	(4)	–

Total	$–	$(112)	$–	$–	$11	$–

The Company uses derivative financial instruments from time to time in the management of its interest rate exposure on long-term debt and its exposure on foreign currency fluctuations. The fair value of the Company’s derivative financial instruments was measured using level 2 inputs.

THE HOME DEPOT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The assets and liabilities of the Company that were measured at fair value on a nonrecurring basis during the six months ended August 1, 2010 were as follows (amounts in millions):

	Fair Value Measured During the Six Months Ended August 1, 2010 Level 3	Six Months Ended August 1, 2010 Gains (Losses)
Store Rationalization – lease obligation costs, net	$(177)	$ (8)
Guarantee of HD Supply loan	(67)	(51)

Total	$(244)	$(59)

Lease obligation costs included in the Company’s Rationalization Charges were measured on a nonrecurring basis using fair value measurements with unobservable inputs (level 3), as further discussed in Note 3.

The guarantee of the HD Supply loan was measured on a nonrecurring basis using fair value measurements with unobservable inputs (level 3), as further discussed in Note 2.

Long-lived assets were analyzed for impairment on a nonrecurring basis using fair value measurements with unobservable inputs (level 3). Impairment charges related to long-lived assets in the first six months of fiscal 2010 were not material.

The aggregate fair value of the Company’s Senior Notes, based on quoted market prices (level 1), was $9.8 billion and $9.5 billion at August 1, 2010 and January 31, 2010, respectively, compared to a carrying value of $9.3 billion at both August 1, 2010 and January 31, 2010.

5. BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES

The reconciliation of basic to diluted weighted average common shares for the three and six months ended August 1, 2010 and August 2, 2009 was as follows (amounts in millions):

	Three Months Ended		Six Months Ended
	August 1, 2010	August 2, 2009	August 1, 2010	August 2, 2009
Weighted average common shares	1,653	1,683	1,666	1,684
Effect of potentially dilutive securities:
Stock plans	10	8	10	6

Diluted weighted average common shares	1,663	1,691	1,676	1,690

Stock plans consist of shares granted under the Company's employee stock plans. Options to purchase 42 million and 50 million shares of common stock for the three months ended August 1, 2010 and August 2, 2009, respectively, and options to purchase 40 million and 52 million shares of common stock for the six months ended August 1, 2010 and August 2, 2009, respectively, were excluded from the computation of Diluted Earnings per Share because their effect would have been anti-dilutive.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

The Home Depot, Inc.:

We have reviewed the Consolidated Balance Sheet of The Home Depot, Inc. and subsidiaries as of August 1, 2010, and the related Consolidated Statements of Earnings and Comprehensive Income for the three-month and six-month periods ended August 1, 2010 and August 2, 2009, and the related Consolidated Statements of Cash Flows for the six-month periods ended August 1, 2010 and August 2, 2009. These Consolidated Financial Statements are the responsibility of the Company’s management.

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

/s/ KPMG LLP Atlanta, Georgia September 1, 2010

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

EXECUTIVE SUMMARY AND SELECTED CONSOLIDATED STATEMENTS OF EARNINGS DATA

For the second quarter of fiscal 2010, we reported Net Earnings of $1.2 billion and Diluted Earnings per Share of $0.72 compared to Net Earnings of $1.1 billion and Diluted Earnings per Share of $0.66 for the second quarter of fiscal 2009. For the first six months of fiscal 2010, we reported Net Earnings of $1.9 billion and Diluted Earnings per Share of $1.14 compared to Net Earnings of $1.6 billion and Diluted Earnings per Share of $0.96 for the first six months of fiscal 2009.

The results for the first six months of fiscal 2010 include a $51 million pretax charge related to the extension of our guarantee of a senior secured loan of HD Supply, Inc. (“guarantee extension”). The results for the second quarter and first six months of fiscal 2009 reflect the impact of several strategic actions initiated in fiscal 2008. These strategic actions resulted in store rationalization charges related to the closing of 15 underperforming U.S. stores and the removal of approximately 50 U.S. stores from our new store pipeline, business rationalization charges related to the exit of our EXPO, THD Design Center, Yardbirds and HD Bath businesses (the “Exited Businesses”) and charges related to the restructuring of support functions (collectively, the “Rationalization Charges”). These actions resulted in pretax Rationalization Charges of $137 million for the first six months of fiscal 2009, including $20 million in the second quarter of fiscal 2009. Excluding the charges noted above, Diluted Earnings per Share were $0.72 and $1.16 for the second quarter and first six months of fiscal 2010, respectively, compared to $0.67 and $1.01 for the second quarter and first six months of fiscal 2009, respectively.

The results for the second quarter and first six months of fiscal 2009 also reflect a tax benefit of approximately $50 million to Net Earnings arising from a favorable foreign tax settlement. This tax benefit positively impacted Diluted Earnings per Share by approximately $0.03 for the second quarter and first six months of fiscal 2009.

Net Sales increased 1.8% to $19.4 billion for the second quarter of fiscal 2010 from $19.1 billion for the second quarter of fiscal 2009. For the first six months of fiscal 2010, Net Sales increased 2.9% to $36.3 billion from $35.2 billion for the first six months of fiscal 2009. Our comparable store sales increased 1.7% in the second quarter of fiscal 2010, driven by a 1.7% increase in comparable store customer transactions. Our comparable store average ticket was $52.30 for the second quarter of fiscal 2010, flat compared to the same period last year. Comparable store sales for our U.S. stores increased 1.0% in the second quarter of fiscal 2010.

In the first six months of fiscal 2010, we continued to focus on our core retail business, investing in our associates and stores and improving our customer service. The roll-out of our Customers FIRST training to all store associates and support staff in fiscal 2009 has brought simplification and focus across the business, and we repeated and refreshed the Customers FIRST training during the first six months of fiscal 2010. In the second quarter of fiscal 2010, we launched a version of Customers FIRST for our professional customers, as well as a version focused on our checkout process. The Customers FIRST program is part of our ongoing commitment to improve customer service levels in our stores, and we continued to see the benefit of this training in improved customer service ratings for the first six months of fiscal 2010 compared to fiscal 2009.

We also continued to make significant progress on our merchandising tools in the U.S. that helped us manage markdown and clearance activity and better control inventory. For the third consecutive quarter we improved our year-over-year inventory turnover ratio, which was 4.4 times for the second quarter of fiscal 2010, compared to 4.3 times for the second quarter of fiscal 2009. As of August 17, 2010, we had 16 Rapid Deployment Centers (“RDCs”) that serve over 80% of our U.S. stores. We remain committed to our overall RDC roll-out strategy, supporting our goal of increasing our central distribution penetration, and are on track to serve 100% of our U.S. stores through RDCs by the end of fiscal 2010.

We opened two new stores during the second quarter of fiscal 2010, including one relocation, and closed one store, for a total store count of 2,244 at the end of the second quarter of fiscal 2010. As of the end of the second quarter of fiscal 2010, a total of 268 stores, or approximately 12%, were located in Canada, Mexico and China compared to 266, or approximately 12%, as of the end of the second quarter of fiscal 2009.

We generated $3.4 billion of cash flow from operations in the first six months of fiscal 2010. We used a portion of this cash flow to fund $1.2 billion of share repurchases, pay $793 million of dividends and fund $407 million in capital expenditures.

At the end of the second quarter of fiscal 2010, our long-term debt-to-equity ratio was 39.7% compared to 50.4% at the end of the second quarter of fiscal 2009. Our return on invested capital (computed on net operating profit after tax for the trailing twelve months and the average of beginning and ending long-term debt and equity) was 11.5% for the second quarter of fiscal 2010 compared to 9.3% for the second quarter of fiscal 2009. This increase reflects the increase in our operating profit, which includes the impact of the Rationalization Charges in the results of the second quarter of fiscal 2009. Excluding the Rationalization Charges, our return on invested capital was 10.3% for the second quarter of fiscal 2009.

We believe the selected sales data, the percentage relationship between Net Sales and major categories in the Consolidated Statements of Earnings and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations.

	% of Net Sales
	Three Months Ended		Six Months Ended		% Increase (Decrease) in Dollar Amounts
	August 1, 2010	August 2, 2009	August 1, 2010	August 2, 2009	Three Months	Six Months
NET SALES	100.0%	100.0%	100.0%	100.0%	1.8%	2.9%

GROSS PROFIT	33.9	33.5	34.1	33.6	3.0	4.5

Operating Expenses:
Selling, General and Administrative	21.3	21.6	22.6	23.2	0.1	0.5
Depreciation and Amortization	2.1	2.3	2.3	2.4	(6.5)	(5.2)

Total Operating Expenses	23.4	23.9	24.9	25.6	(0.5)	-

OPERATING INCOME	10.6	9.6	9.2	8.0	11.8	19.2

Interest and Other (Income) Expense:
Interest and Investment Income	-	-	-	-	(50.0)	(36.4)
Interest Expense	0.8	0.9	0.8	1.0	(9.6)	(15.6)
Other	-	-	0.1	-	-	N/M

Interest and Other, net	0.8	0.8	0.9	1.0	(8.1)	0.3

EARNINGS BEFORE PROVISION FOR INCOME TAXES	9.8	8.8	8.3	7.0	13.7	21.8
Provision for Income Taxes	3.7	2.9	3.0	2.4	27.5	29.9

NET EARNINGS	6.1%	5.9%	5.3%	4.6%	6.8	17.6

Note: Certain percentages may not sum to totals due to rounding.

SELECTED SALES DATA
Number of Customer Transactions (in millions)	369	362	692	672	1.9%	3.0%
Average Ticket	$52.30	$52.25	$52.41	$52.45	0.1%	(0.1)%
Weighted Average Weekly Sales Per Operating Store (in thousands)	$662	$650	$621	$600	1.8%	3.5%
Weighted Average Sales per Square Foot	$328.27	$321.91	$307.94	$297.15	2.0%	3.6%
Comparable Store Sales Increase (Decrease) (%)(1)	1.7%	(8.5)%	3.2%	(9.3)%	N/A	N/A

(1)

Includes Net Sales at locations open greater than 12 months, including relocated and remodeled stores. Retail stores become comparable on the Monday following their 365th day of operation. Comparable store sales is intended only as supplemental information and is not a substitute for Net Sales or Net Earnings presented in accordance with generally accepted accounting principles.

N/M – Not Meaningful

N/A – Not Applicable

RESULTS OF OPERATIONS

Net Sales for the second quarter of fiscal 2010 increased 1.8% to $19.4 billion from $19.1 billion for the second quarter of fiscal 2009. For the first six months of fiscal 2010, Net Sales increased 2.9% to $36.3 billion from $35.2 billion for the comparable period in fiscal 2009. The increase in Net Sales for the second quarter and first six months of fiscal 2010 reflects the impact of positive comparable store sales. Total comparable store sales increased 1.7% for the second quarter of fiscal 2010 compared to a decrease of 8.5% for the second quarter of fiscal 2009. For the first six months of fiscal 2010, total comparable store sales increased 3.2% compared to a decrease of 9.3% for the same period of fiscal 2009. Our Net Sales and comparable store sales for the second quarter of fiscal 2010 reflect the pull-forward of some sales into the first quarter of fiscal 2010 due to more favorable weather conditions in the earlier period as well as softer economic conditions in the second quarter of fiscal 2010.

The increase in comparable store sales for the second quarter and first six months of fiscal 2010 reflects a number of factors. The majority of our departments posted positive comparable store sales for the second quarter and first six months of fiscal 2010, and comparable store customer transactions increased 1.7% and 3.0% in the second quarter and first six months of fiscal 2010, respectively. Comparable store sales for our Lumber, Plumbing and Electrical product categories were above the Company average and comparable store sales for our Flooring and Kitchen/Bath product categories were at the Company average for the second quarter of fiscal 2010. Comparable store sales for our Paint and Hardware product categories were positive while comparable store sales for our Building Materials, Garden/Seasonal and Millwork product categories were slightly negative for the second quarter of fiscal 2010. Also, in the second quarter and first six months of fiscal 2010, lumber and copper price inflation positively impacted our comparable store sales by approximately 100 basis points.

Gross Profit increased 3.0% to $6.6 billion for the second quarter of fiscal 2010 from $6.4 billion for the second quarter of fiscal 2009. Gross Profit increased 4.5% to $12.4 billion for the first six months of fiscal 2010 from $11.8 billion for the first six months of fiscal 2009. Gross Profit as a percent of Net Sales increased 41 basis points to 33.9% for the second quarter of fiscal 2010 compared to 33.5% for the second quarter of fiscal 2009. For the first six months of fiscal 2010, Gross Profit as a percent of Net Sales was 34.1% compared with 33.6% for the comparable period of fiscal 2009, an increase of 53 basis points. Our U.S. stores experienced gross profit margin expansion in the second quarter and first six months of fiscal 2010 driven by higher volume rebates from vendors, lower markdowns taken compared to the same periods last year, as we saw benefits from better product assortment management in seasonal categories, and fewer promotions. Additionally, we realized gross profit margin expansion arising from our non-U.S. businesses primarily due to higher volume rebates from vendors and improved shrink performance.

Selling, General and Administrative Expense (“SG&A”) was $4.1 billion for the second quarter of both fiscal 2010 and 2009, and was $8.2 billion for the first six months of both fiscal 2010 and 2009. As a percent of Net Sales, SG&A was 21.3% for the second quarter of fiscal 2010 compared to 21.6% for the second quarter of fiscal 2009. For the first six months of fiscal 2010, SG&A as a percent of Net Sales was 22.6% compared to 23.2% for the same period last year. Excluding the Rationalization Charges, SG&A as a percent of Net Sales was 21.5% and 22.8% for the second quarter and first six months of fiscal 2009, respectively. The decrease in SG&A as a percent of Net Sales for the second quarter and first six months of fiscal 2010 reflects expense leverage in the positive comparable store sales environment and lower payroll and incentive compensation expenses, partially offset by a higher cost of credit due to a higher penetration of bank cards.

Depreciation and Amortization decreased 6.5% to $406 million for the second quarter of fiscal 2010 from $434 million for the second quarter of fiscal 2009. For the first six months of fiscal 2010, Depreciation and Amortization decreased 5.2% to $817 million from $862 million for the same period of fiscal 2009. Depreciation and Amortization as a percent of Net Sales was 2.1% for the second quarter of fiscal 2010 compared to 2.3% for the second quarter of fiscal 2009, and was 2.3% for the first six months of fiscal 2010 compared to 2.4% for the same period in fiscal 2009. The decrease in Depreciation and Amortization as a percent of Net Sales for both periods was primarily due to a smaller fixed asset base compared to the same periods last year.

Operating Income increased 11.8% to $2.0 billion for the second quarter of fiscal 2010 from $1.8 billion for the second quarter of fiscal 2009. Operating Income increased 19.2% to $3.4 billion for the first six months of fiscal 2010 from $2.8 billion for the second quarter of 2009. Excluding the Rationalization Charges from the results of the second quarter and first six months of fiscal 2009, Operating Income increased 10.6% and 13.7% for the second quarter and first six months of fiscal 2010, respectively.

In the second quarter of fiscal 2010, we recognized $148 million of Interest and Other, net, compared to $161 million in the second quarter of fiscal 2009. We recognized $337 million of Interest and Other, net, in the first six months of fiscal 2010 compared to $336 million for the same period last year. Interest and Other, net, as a percent of Net Sales was 0.8% for both the second quarter of fiscal 2010 and 2009. For the first six months of fiscal 2010, Interest and Other, net, as a percent of Net Sales was 0.9% compared to 1.0% for the same period last year. Interest and Other, net, reflects a $51 million charge in the first six months of fiscal 2010 related to the guarantee extension. Excluding this charge, Interest and Other, net, as a percent of Net Sales was 0.8% for the first six months of fiscal 2010, a decrease of 17 basis points from the same period last year. The decrease in Interest and Other, net, excluding the $51 million charge, was due primarily to a lower debt balance.

Our combined effective income tax rate was 36.5% for the first six months of fiscal 2010 compared to 34.2% for the comparable period of fiscal 2009, reflecting a favorable foreign tax settlement in the first six months of fiscal 2009. This settlement reduced tax expense by approximately $50 million and provided an approximately $0.03 benefit to Diluted Earnings per Share in the first six months of fiscal 2009.

Diluted Earnings per Share were $0.72 and $1.14 for the second quarter and first six months of fiscal 2010 compared to $0.66 and $0.96 for the second quarter and first six months of fiscal 2009, respectively. Excluding the $51 million debt guarantee extension charge and the Rationalization Charges, Diluted Earnings per Share for the first six months of fiscal 2010 were $1.16 compared to $1.01 for the first six months of fiscal 2009, an increase of 14.9%. Diluted Earnings per Share for the second quarter of fiscal 2010 reflect $0.02 of benefit from repurchases of our common stock.

To provide clarity, internally and externally, about our operating performance for the second quarter and first six months of fiscal 2010 and 2009, we supplement our reporting with non-GAAP financial measures to reflect adjustments for the $51 million pretax charge related to the guarantee extension as described more fully in Note 2 to the Consolidated Financial Statements, the Rationalization Charges as described more fully in Note 3, and the Net Sales from Exited Businesses during the period from closing announcement to actual closing. We believe these non-GAAP financial measures better enable management and investors to understand and analyze our performance by providing them with meaningful information relevant to events of unusual nature or frequency. However, this supplemental information should not be considered in isolation or as a substitute for the related GAAP measures.

The following reconciles the non-GAAP financial measures to the corresponding GAAP measures for the second quarter and first six months of fiscal 2010 and 2009 (amounts in millions, except per share data):

	Three Months Ended August 1, 2010				Six Months Ended August 1, 2010
	As Reported	Adjustment	Non-GAAP Measures	% of Net Sales	As Reported	Adjustment	Non-GAAP Measures	% of Net Sales
Net Sales	$19,410	$ -	$19,410	100.0%	$36,273	$ -	$36,273	100.0%
Cost of Sales	12,828	-	12,828	66.1	23,897	-	23,897	65.9

Gross Profit	6,582	-	6,582	33.9	12,376	-	12,376	34.1
Operating Expenses:
Selling, General and Administrative	4,127	-	4,127	21.3	8,205	-	8,205	22.6
Depreciation and Amortization	406	-	406	2.1	817	-	817	2.3

Total Operating Expenses	4,533	-	4,533	23.4	9,022	-	9,022	24.9

Operating Income	2,049	-	2,049	10.6	3,354	-	3,354	9.2
Interest and Other, net	148	-	148	0.8	337	51	286	0.8

Earnings Before Provision for Income Taxes	1,901	-	1,901	9.8	3,017	(51)	3,068	8.5
Provision for Income Taxes	709	-	709	3.7	1,100	(18)	1,118	3.1

Net Earnings	$ 1,192	$ -	$ 1,192	6.1%	$ 1,917	$ (33)	$ 1,950	5.4%

Diluted Earnings per Share	$ 0.72	$ -	$ 0.72	N/A	$ 1.14	$(0.02)	$ 1.16	N/A

	Three Months Ended August 2, 2009				Six Months Ended August 2, 2009
	As Reported	Adjustments	Non-GAAP Measures	% of Net Sales	As Reported	Adjustments	Non-GAAP Measures	% of Net Sales
Net Sales	$19,071	$ -	$19,071	100.0%	$35,246	$ 221	$35,025	100.0%
Cost of Sales	12,683	1	12,682	66.5	23,408	193	23,215	66.3

Gross Profit	6,388	(1)	6,389	33.5	11,838	28	11,810	33.7
Operating Expenses:
Selling, General and Administrative	4,121	18	4,103	21.5	8,163	161	8,002	22.8
Depreciation and Amortization	434	1	433	2.3	862	4	858	2.4

Total Operating Expenses	4,555	19	4,536	23.8	9,025	165	8,860	25.3

Operating Income	1,833	(20)	1,853	9.7	2,813	(137)	2,950	8.4
Interest and Other, net	161	-	161	0.8	336	-	336	1.0

Earnings Before Provision for Income Taxes	1,672	(20)	1,692	8.9	2,477	(137)	2,614	7.5
Provision for Income Taxes	556	(9)	565	3.0	847	(53)	900	2.6

Net Earnings	$ 1,116	$ (11)	$ 1,127	5.9%	$ 1,630	$ (84)	$ 1,714	4.9%

Diluted Earnings per Share	$ 0.66	$(0.01)	$ 0.67	N/A	$ 0.96	$(0.05)	$ 1.01	N/A

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operations provides us with a significant source of liquidity. During the first six months of fiscal 2010, Net Cash Provided by Operating Activities was $3.4 billion compared to $3.3 billion for the same period of fiscal 2009. This change was primarily a result of increased Net Earnings in the first six months of fiscal 2010.

Net Cash Used in Investing Activities for the first six months of fiscal 2010 was $363 million compared to $214 million for the same period of fiscal 2009.

Net Cash Used in Financing Activities for the first six months of fiscal 2010 was $2.0 billion compared to $529 million for the same period of fiscal 2009. This change was primarily the result of $1.2 billion in Repurchases of Common Stock in the first six months of fiscal 2010. Since the inception of our share repurchase program in 2002, we have repurchased 790.6 million shares of our common stock for a total of $28.7 billion. As of August 1, 2010, $11.3 billion remained under our share repurchase authorization.

In the second quarter of fiscal 2010, we replaced our $3.25 billion commercial paper programs with new commercial paper programs that allow for borrowings up to $2.0 billion. In connection with the programs, we also replaced our back-up credit facility with a new credit facility with a consortium of banks to allow for borrowings up to $2.0 billion. As of August 1, 2010, there were no borrowings outstanding under the commercial paper programs or the related credit facility. The credit facility expires in July 2013 and contains various restrictive covenants. As of August 1, 2010, we were in compliance with all of the covenants, and they are not expected to impact our liquidity or capital resources.

As of August 1, 2010, we had $2.4 billion in Cash and Cash Equivalents. We believe that our current cash position, access to the debt capital markets and cash flow generated from operations should be sufficient to enable us to complete our capital expenditure programs and fund dividend payments, any share repurchases and any required long-term debt payments through the next several fiscal years. In addition, we have funds available from our commercial paper programs and the ability to obtain alternative sources of financing. Subsequent to the end of the second quarter of fiscal 2010, we repaid $1.0 billion of 4.625% Senior Notes that were due August 15, 2010. We plan to refinance this debt in the third quarter of fiscal 2010.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended August 1, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As reported on page 12 of our Form 10-K, in the second and third quarters of fiscal 2006, three purported, but uncertified, class actions were filed against the Company, The Home Depot FutureBuilder Administrative Committee and certain of the Company’s current and former directors and employees alleging breach of fiduciary duty in violation of the Employee Retirement Income Security Act of 1974 (“ERISA”) in connection with the Company’s return-to-vendor and stock option practices. These actions were joined into one case in 2007, and the joint amended complaint seeks certification as a class action, unspecified damages, costs, attorney’s fees and equitable and injunctive relief. On June 7, 2010, the U.S. District Court for the Northern District of Georgia in Atlanta granted with prejudice Home Depot’s motion to dismiss plaintiffs’ third amended complaint. On June 28, 2010, plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Eleventh Circuit. Although the Company cannot predict the outcome of this matter, it does not expect the outcome to have a material effect on its consolidated financial condition or results of operations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	During the second quarter of fiscal 2010, the Company issued 11,005 deferred stock units under The Home Depot, Inc. NonEmployee Directors' Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The deferred stock units were credited to the accounts of such nonemployee directors who elected to receive board retainers in the form of deferred stock units instead of cash during the second quarter of fiscal 2010. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.

During the second quarter of fiscal 2010, the Company credited 1,124 deferred stock units to participant accounts under The Home Depot FutureBuilder Restoration Plan pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following the termination of services as described in this plan.

(c)	Since fiscal 2002, the Company has repurchased shares of its common stock having a value of approximately $28.7 billion pursuant to its share repurchase program. The number and average price of shares purchased in each fiscal month of the first quarter of fiscal 2010 are set forth in the table below:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
May 3, 2010 – May 30, 2010	8,135,807	$34.11	8,112,900	$11,733,291,402
May 31, 2010 – June 27, 2010	13,320,972	$31.82	13,304,065	$11,309,995,845
June 28, 2010 – August 1, 2010	5,710	$27.97	-	$11,309,995,845

(1)	These amounts include repurchases pursuant to the Company’s 1997 and 2005 Omnibus Stock Incentive Plans (the “Plans”). Under the Plans, participants may exercise stock options by surrendering shares of common stock that the participants already own as payment of the exercise price. Participants in the Plans may also surrender shares as payment of applicable tax withholding on the vesting of restricted stock and deferred share awards. Shares so surrendered by participants in the Plans are repurchased pursuant to the terms of the Plans and applicable award agreement and not pursuant to publicly announced share repurchase programs.

(2)	The Company’s common stock repurchase program was initially announced on July 15, 2002. As of the end of the second quarter of fiscal 2010, the Board had approved purchases up to $40.0 billion. The program does not have a prescribed expiration date.

Item 6. Exhibits

Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the Securities and Exchange Commission, as indicated by the references in brackets. All other exhibits are filed or furnished herewith.

*3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q for the fiscal quarter ended August 4, 2002, Exhibit 3.1 (File No. 1-8207)]

*3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q for the fiscal quarter ended May 3, 2009, Exhibit 3.2]

*3.3	By-Laws of The Home Depot, Inc. (Amended and Restated Effective August 20, 2009) [Form 8-K filed on August 26, 2009, Exhibit 3.1]

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter of KPMG LLP, Acknowledgement of Independent Registered Public Accounting Firm, dated September 1, 2010.

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Executive Vice President – Corporate Services furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2010, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income; and (v) the Notes to the Consolidated Financial Statements.

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

August 31, 2010
(Date)

INDEX TO EXHIBITS

Exhibit	Description

Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the Securities and Exchange Commission, as indicated by the references in brackets. All other exhibits are filed or furnished herewith.

*3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q for the fiscal quarter ended August 4, 2002, Exhibit 3.1 (File No. 1-8207)]

*3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q for the fiscal quarter ended May 3, 2009, Exhibit 3.2]

*3.3	By-Laws of The Home Depot, Inc. (Amended and Restated Effective August 20, 2009) [Form 8-K filed on August 26, 2009, Exhibit 3.1]

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter of KPMG LLP, Acknowledgement of Independent Registered Public Accounting Firm, dated September 1, 2010.

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Executive Vice President – Corporate Services furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2010, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income; and (v) the Notes to the Consolidated Financial Statements.