Form 10-Q
period 2010-10-31
HOME DEPOT INC
filed 2010-12-02
CIK 354950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

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

$0.05 par value 1,638,820,640 shares of common stock, as of November 26, 2010

THE HOME DEPOT, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended		Nine Months Ended
amounts in millions, except per share data	October 31, 2010	November 1, 2009	October 31, 2010	November 1, 2009
NET SALES	$16,598	$16,361	$52,871	$51,607
Cost of Sales	10,913	10,800	34,810	34,208

GROSS PROFIT	5,685	5,561	18,061	17,399

Operating Expenses:
Selling, General and Administrative	3,837	3,870	12,042	12,033
Depreciation and Amortization	400	428	1,217	1,290

Total Operating Expenses	4,237	4,298	13,259	13,323

OPERATING INCOME	1,448	1,263	4,802	4,076

Interest and Other (Income) Expense:
Interest and Investment Income	(4)	(4)	(11)	(15)
Interest Expense	146	168	439	515
Other	—	—	51	—

Interest and Other, net	142	164	479	500

EARNINGS BEFORE PROVISION FOR INCOME TAXES	1,306	1,099	4,323	3,576
Provision for Income Taxes	472	410	1,572	1,257

NET EARNINGS	$ 834	$ 689	$ 2,751	$ 2,319

Weighted Average Common Shares	1,637	1,682	1,657	1,684
BASIC EARNINGS PER SHARE	$ 0.51	$ 0.41	$ 1.66	$ 1.38

Diluted Weighted Average Common Shares	1,646	1,693	1,667	1,692
DILUTED EARNINGS PER SHARE	$ 0.51	$ 0.41	$ 1.65	$ 1.37

Dividends Declared Per Share	$0.23625	$0.225	$0.70875	$0.675

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

amounts in millions, except share and per share data	October 31, 2010	January 31, 2010
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 1,425	$ 1,421
Receivables, net	1,295	964
Merchandise Inventories	10,993	10,188
Other Current Assets	1,363	1,327

Total Current Assets	15,076	13,900

Property and Equipment, at cost	38,042	37,345
Less Accumulated Depreciation and Amortization	12,992	11,795

Net Property and Equipment	25,050	25,550

Goodwill	1,180	1,171
Other Assets	435	256

Total Assets	$41,741	$40,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$ 5,714	$ 4,863
Accrued Salaries and Related Expenses	1,168	1,263
Sales Taxes Payable	434	362
Deferred Revenue	1,161	1,158
Income Taxes Payable	195	108
Current Installments of Long-Term Debt	1,023	1,020
Other Accrued Expenses	1,665	1,589

Total Current Liabilities	11,360	10,363

Long-Term Debt, excluding current installments	8,752	8,662
Other Long-Term Liabilities	2,330	2,140
Deferred Income Taxes	184	319

Total Liabilities	22,626	21,484

STOCKHOLDERS’ EQUITY
Common Stock, par value $0.05; authorized: 10 billion shares; issued: 1.721 billion shares at October 31, 2010 and 1.716 billion shares at January 31, 2010; outstanding: 1.642 billion shares at October 31, 2010 and 1.698 billion shares at January 31, 2010	86	86
Paid-In Capital	6,455	6,304
Retained Earnings	14,793	13,226
Accumulated Other Comprehensive Income	375	362
Treasury Stock, at cost, 79 million shares at October 31, 2010 and 18 million shares at January 31, 2010	(2,594)	(585)

Total Stockholders’ Equity	19,115	19,393

Total Liabilities and Stockholders’ Equity	$41,741	$40,877

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
amounts in millions	October 31, 2010	November 1, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$2,751	$2,319
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,292	1,364
Stock-Based Compensation Expense	161	160
Changes in Assets and Liabilities:
Increase in Receivables, net	(319)	(239)
Increase in Merchandise Inventories	(745)	(28)
(Increase) Decrease in Other Current Assets	(10)	93
Increase in Accounts Payable and Accrued Expenses	820	834
Decrease in Deferred Revenue	(3)	(1)
Increase in Income Taxes Payable	90	200
Decrease in Deferred Income Taxes	(74)	(131)
Other	23	93

Net Cash Provided by Operating Activities	3,986	4,664

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(689)	(568)
Proceeds from Sales of Property and Equipment	65	161
Proceeds from Sales and Maturities of Investments	—	22

Net Cash Used in Investing Activities	(624)	(385)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Long-Term Borrowings, net of discount	998	—
Repayments of Long-Term Debt	(1,023)	(1,015)
Repurchases of Common Stock	(1,974)	(98)
Proceeds from Sales of Common Stock	56	37
Cash Dividends Paid to Stockholders	(1,184)	(1,144)
Other Financing Activities	(239)	121

Net Cash Used in Financing Activities	(3,366)	(2,099)

(Decrease) Increase in Cash and Cash Equivalents	(4)	2,180
Effect of Exchange Rate Changes on Cash and Cash Equivalents	8	20
Cash and Cash Equivalents at Beginning of Period	1,421	519

Cash and Cash Equivalents at End of Period	$1,425	$2,719

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
amounts in millions	October 31, 2010	November 1, 2009	October 31, 2010	November 1, 2009
Net Earnings	$834	$689	$2,751	$2,319
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	33	(45)	145	345
Cash Flow Hedges (1)	(50)	(1)	(132)	4
Unrealized Gain on Investments (1)	—	1	—	2

Total Other Comprehensive (Loss) Income	(17)	(45)	13	351

Comprehensive Income	$817	$644	$2,764	$2,670

(1)	These components of comprehensive income are reported net of income taxes.

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

Valuation Reserves

As of October 31, 2010 and January 31, 2010, the valuation allowances for Merchandise Inventories and uncollectible Receivables were not material.

Reclassifications

Certain amounts in the prior fiscal period have been reclassified to conform with the presentation adopted in the current fiscal period.

2. LONG-TERM DEBT

In September 2010, the Company issued $500 million of 3.95% Senior Notes due September 15, 2020 at a discount of $1 million and $500 million of 5.40% Senior Notes due September 15, 2040 at a discount of $1 million (together, the “September 2010 issuance”). Interest on these Senior Notes is due semi-annually on March 15 and September 15 of each year. The net proceeds of the September 2010 issuance were used to refinance the Company’s 4.625% Senior Notes that matured August 15, 2010 in the aggregate principal amount of $1.0 billion. The $2 million discount associated with the September 2010 issuance is being amortized over the term of the Senior Notes using the effective interest rate method. Issuance costs were $8 million and are being amortized over the term of the Senior Notes. The Senior Notes may be redeemed by the Company at any time, in whole or in part, at the redemption price plus accrued interest up to the redemption date. The redemption price is equal to the greater of (1) 100% of the principal amount of the Senior Notes to be redeemed, or (2) the sum of the present values of the remaining scheduled payments of principal and interest to maturity. The Company is generally not limited under the indenture governing the Senior Notes in its ability to incur additional indebtedness or required to maintain financial ratios or specified levels of net worth or liquidity. Further, while the indenture governing the Senior Notes contains various restrictive covenants, none is expected to impact the Company’s liquidity or capital resources.

In fiscal 2009 and 2010, the Company entered into forward starting interest rate swap agreements with a combined notional amount of $1.0 billion to hedge interest rate fluctuations in anticipation of the September 2010 issuance, which were accounted for as cash flow hedges. Upon the September 2010 issuance, the Company paid $193 million to settle these forward starting interest rate swap agreements. This amount, net of income taxes, is included in Accumulated Other Comprehensive Income and will be amortized to Interest Expense over the lives of the Senior Notes issued in September 2010.

THE HOME DEPOT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. DEBT GUARANTEE EXTENSION

In connection with the sale of HD Supply, Inc. (“HD Supply”) on August 30, 2007, the Company guaranteed a $1.0 billion senior secured amortizing term loan (“guaranteed loan”) of HD Supply. The Company is responsible for up to $1.0 billion and any unpaid interest in the event of nonpayment by HD Supply. The guaranteed loan is collateralized by certain assets of HD Supply. The original expiration date of the guarantee was August 30, 2012. On March 19, 2010, the Company amended the guarantee to extend the expiration date to April 1, 2014. The fair value of the guarantee at August 30, 2007 was $16 million and was recorded as a liability of the Company in Other Long-Term Liabilities. The extension of the guarantee increased the fair value of the guarantee to $67 million, resulting in a $51 million charge to Interest and Other, net, for the first quarter and first nine months of fiscal 2010.

4. RATIONALIZATION CHARGES

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

The Company recognized total pretax charges of $146 million for fiscal 2009 related to these actions (collectively, the “Rationalization Charges”). The Company did not incur any material charges related to these actions in the first nine months of fiscal 2010 and does not expect any further material charges related to these actions.

Activities related to Rationalization Charges for the first nine months of fiscal 2010 were as follows (amounts in millions):

	Accrued Balance January 31, 2010	Cash Uses	Non-cash Activity	Accrued Balance October 31, 2010
Asset impairments	$ 23	$—	$19	$ 4
Lease obligation costs, net	191	32	(10)	169

Total	$214	$32	$ 9	$173

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

THE HOME DEPOT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. FAIR VALUE MEASUREMENTS

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The assets and liabilities of the Company that are measured at fair value on a recurring basis as of October 31, 2010 and January 31, 2010 were as follows (amounts in millions):

	Fair Value at October 31, 2010 Using			Fair Value at January 31, 2010 Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative agreements – assets	$—	$ 87	$—	$—	$15	$—
Derivative agreements – liabilities	—	(66)	—	—	(4)	—

Total	$—	$ 21	$—	$—	$11	$—

The Company uses derivative financial instruments from time to time in the management of its interest rate exposure on long-term debt and its exposure on foreign currency fluctuations. The fair value of the Company’s derivative financial instruments was measured using level 2 inputs.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The assets and liabilities of the Company that were measured at fair value on a nonrecurring basis during the nine months ended October 31, 2010 were as follows (amounts in millions):

	Fair Value Measured During the Nine Months Ended October 31, 2010 Level 3	Nine Months Ended October 31, 2010 Gains (Losses)
Store Rationalization – lease obligation costs, net	$(169)	$(10)
Guarantee of HD Supply loan	(67)	(51)

Total	$(236)	$(61)

Lease obligation costs included in the Company’s Rationalization Charges were measured on a nonrecurring basis using fair value measurements with unobservable inputs (level 3), as further discussed in Note 4.

The guarantee of the HD Supply loan was measured on a nonrecurring basis using fair value measurements with unobservable inputs (level 3), as further discussed in Note 3.

Long-lived assets were analyzed for impairment on a nonrecurring basis using fair value measurements with unobservable inputs (level 3). Impairment charges related to long-lived assets in the first nine months of fiscal 2010 were not material.

The Company completed its annual assessment on the recoverability of Goodwill and indefinite-lived intangible assets in the third quarter of fiscal 2010. The fair values of the Company’s reporting units and indefinite-lived intangible assets were determined using unobservable inputs (level 3). Impairment charges related to Goodwill and indefinite-lived intangible assets were not material.

THE HOME DEPOT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The aggregate fair value of the Company’s Senior Notes, based on quoted market prices (level 1), was $10.1 billion and $9.5 billion at October 31, 2010 and January 31, 2010, respectively, compared to a carrying value of $9.3 billion at both October 31, 2010 and January 31, 2010.

6. BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES

The reconciliation of basic to diluted weighted average common shares for the three and nine months ended October 31, 2010 and November 1, 2009 was as follows (amounts in millions):

	Three Months Ended		Nine Months Ended
	October 31, 2010	November 1, 2009	October 31, 2010	November 1, 2009
Weighted average common shares	1,637	1,682	1,657	1,684
Effect of potentially dilutive securities:
Stock Plans	9	11	10	8

Diluted weighted average common shares	1,646	1,693	1,667	1,692

Stock plans consist of shares granted under the Company’s employee stock plans. Options to purchase 41 million and 44 million shares of common stock for the three months ended October 31, 2010 and November 1, 2009, respectively, and options to purchase 40 million and 49 million shares of common stock for the nine months ended October 31, 2010 and November 1, 2009, respectively, were excluded from the computation of Diluted Earnings per Share because their effect would have been anti-dilutive.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

The Home Depot, Inc.:

We have reviewed the Consolidated Balance Sheet of The Home Depot, Inc. and subsidiaries as of October 31, 2010, and the related Consolidated Statements of Earnings and Comprehensive Income for the three-month and nine-month periods ended October 31, 2010 and November 1, 2009, and the related Consolidated Statements of Cash Flows for the nine-month periods ended October 31, 2010 and November 1, 2009. These Consolidated Financial Statements are the responsibility of the Company’s management.

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

December 1, 2010

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements regarding our future performance constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may relate to, among other things, the demand for our products and services, net sales growth, comparable store sales, state of the economy, state of the residential construction, housing and home improvement markets, state of the credit markets, including mortgages, home equity loans and consumer credit, commodity price inflation and deflation, implementation of store initiatives, implementation of supply chain initiatives, continuation of reinvestment plans, net earnings performance, earnings per share, stock-based compensation expense, capital allocation and expenditures, liquidity, the effect of adopting certain accounting standards, return on invested capital, management of our purchasing or customer credit policies, the effect of accounting charges, the planned recapitalization of the Company, timing of the completion of the recapitalization, the ability to issue debt securities on terms and at rates acceptable to us, store openings and closures and financial outlook.

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

EXECUTIVE SUMMARY AND SELECTED CONSOLIDATED STATEMENTS OF EARNINGS DATA

For the third quarter of fiscal 2010, we reported Net Earnings of $834 million and Diluted Earnings per Share of $0.51 compared to Net Earnings of $689 million and Diluted Earnings per Share of $0.41 for the third quarter of fiscal 2009. For the first nine months of fiscal 2010, we reported Net Earnings of $2.8 billion and Diluted Earnings per Share of $1.65 compared to Net Earnings of $2.3 billion and Diluted Earnings per Share of $1.37 for the first nine months of fiscal 2009.

The results for the first nine months of fiscal 2010 include a $51 million pretax charge related to the extension of our guarantee of a senior secured loan of HD Supply, Inc. (“guarantee extension”). The results for the first nine months of fiscal 2009 reflect the impact of several strategic actions initiated in fiscal 2008. These strategic actions resulted in store rationalization charges related to the closing of 15 underperforming U.S. stores and the removal of approximately 50 U.S. stores from our new store pipeline, business rationalization charges related to the exit of our EXPO, THD Design Center, Yardbirds and HD Bath businesses (the “Exited Businesses”) and charges related to the restructuring of support functions (collectively, the “Rationalization Charges”). These actions resulted in pretax Rationalization Charges of $146 million for the first nine months of fiscal 2009. Excluding the charges noted above, Diluted Earnings per Share were $1.67 for the first nine months of fiscal 2010 compared to $1.42 for the first nine months of fiscal 2009.

The results for the first nine months of fiscal 2009 also reflect a tax benefit of approximately $50 million to Net Earnings arising from a favorable foreign tax settlement recognized in the second quarter of fiscal 2009. This tax benefit positively impacted Diluted Earnings per Share by approximately $0.03 for the first nine months of fiscal 2009.

Net Sales increased 1.4% to $16.6 billion for the third quarter of fiscal 2010 from $16.4 billion for the third quarter of fiscal 2009. For the first nine months of fiscal 2010, Net Sales increased 2.4% to $52.9 billion from $51.6 billion for the first nine months of fiscal 2009. Our comparable store sales increased 1.4% in the third quarter of fiscal 2010, driven by a 2.2% increase in our comparable store customer transactions. Our comparable store average ticket was $51.46 for the third quarter of fiscal 2010, a 0.8% decrease compared to the same period last year. Comparable store sales for our U.S. stores increased 1.5% in the third quarter of fiscal 2010.

In the first nine months of fiscal 2010, we continued to focus on our core retail business, investing in our associates and stores and improving our customer service. The roll-out of our Customers FIRST training to all store associates and support staff in fiscal 2009 has brought simplification and focus across the business, and we repeated and refreshed the Customers FIRST training during the first nine months of fiscal 2010. The Customers FIRST program is part of our ongoing commitment to improve customer service levels in our stores, and we continued to see the benefit of this training in improved customer service ratings for the first nine months of fiscal 2010 compared to fiscal 2009. Also in fiscal 2010, we introduced the FIRST phone, our new hand held device that provides multiple functions such as inventory management, product location and mobile checkout. The core purpose of this new device is to reduce tasking time for our store associates to allow them more time to focus on customer service.

We also continued to make significant progress on our merchandising tools in the U.S. that helped us manage markdown and clearance activity and better control inventory. For the fourth consecutive quarter we improved our year-over-year inventory turnover ratio, which was 4.3 times for the third quarter of fiscal 2010, compared to 4.2 times for the third quarter of fiscal 2009. As of the end of the third quarter of fiscal 2010, we had 16 Rapid Deployment Centers (“RDCs”) that serve approximately 85% of our U.S. stores. We remain committed to our overall RDC roll-out strategy, supporting our goal of increasing our central distribution penetration, and are on track to serve 100% of our U.S. stores through RDCs by the end of fiscal 2010.

As of the end of the third quarter of fiscal 2010, our total store count was 2,244, of which a total of 268 stores, or approximately 12%, were located in Canada, Mexico and China compared to 267, or approximately 12%, as of the end of the third quarter of fiscal 2009.

We generated approximately $4.0 billion of cash flow from operations in the first nine months of fiscal 2010. We used this cash flow to fund $2.0 billion of share repurchases, pay $1.2 billion of dividends and fund $689 million in capital expenditures.

At the end of the third quarter of fiscal 2010, our long-term debt-to-equity ratio was 45.8% compared to 44.7% at the end of the third quarter of fiscal 2009. Our return on invested capital (computed on net operating profit after tax for the trailing twelve months and the average of beginning and ending long-term debt and equity) was 12.0% through the third quarter of fiscal 2010 compared to 9.5% through the third quarter of fiscal 2009. This increase reflects the increase in our operating profit, which includes the impact of the Rationalization Charges in fiscal 2009. Excluding the Rationalization Charges, our return on invested capital was 10.4% through the third quarter of fiscal 2009.

We believe the selected sales data, the percentage relationship between Net Sales and major categories in the Consolidated Statements of Earnings and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations.

	% of Net Sales
	Three Months Ended		Nine Months Ended		% Increase (Decrease) in Dollar Amounts
	October 31, 2010	November 1, 2009	October 31, 2010	November 1, 2009	Three Months	Nine Months
NET SALES	100.0%	100.0%	100.0%	100.0%	1.4%	2.4%

GROSS PROFIT	34.3	34.0	34.2	33.7	2.2	3.8

Operating Expenses:
Selling, General and Administrative	23.1	23.7	22.8	23.3	(0.9)	0.1
Depreciation and Amortization	2.4	2.6	2.3	2.5	(6.5)	(5.7)

Total Operating Expenses	25.5	26.3	25.1	25.8	(1.4)	(0.5)

OPERATING INCOME	8.7	7.7	9.1	7.9	14.6	17.8

Interest and Other (Income) Expense:
Interest and Investment Income	—	—	—	—	—	(26.7)
Interest Expense	0.9	1.0	0.8	1.0	(13.1)	(14.8)
Other	—	—	0.1	—	—	N/M

Interest and Other, net	0.9	1.0	0.9	1.0	(13.4)	(4.2)

EARNINGS BEFORE PROVISION FOR INCOME TAXES	7.9	6.7	8.2	6.9	18.8	20.9
Provision for Income Taxes	2.8	2.5	3.0	2.4	15.1	25.1

NET EARNINGS	5.0%	4.2%	5.2%	4.5%	21.0%	18.6%

Note: Certain percentages may not sum to totals due to rounding.

SELECTED SALES DATA
Number of Customer Transactions (in millions)	322	314	1,013	986	2.5%	2.7%
Average Ticket	$ 51.47	$ 51.89	$ 52.11	$ 52.27	(0.8)%	(0.3)%
Weighted Average Weekly Sales Per Operating Store (in thousands)	$ 567	$ 558	$ 603	$ 586	1.6%	2.9%
Weighted Average Sales per Square Foot	$281.16	$276.41	$299.01	$290.28	1.7%	3.0%
Comparable Store Sales Increase (Decrease) (%)(1)	1.4%	(6.9)%	2.6%	(8.5)%	N/A	N/A

(1)

Includes Net Sales at locations open greater than 12 months, including relocated and remodeled stores. Retail stores become comparable on the Monday following their 365th day of operation. Comparable store sales is intended only as supplemental information and is not a substitute for Net Sales or Net Earnings presented in accordance with generally accepted accounting principles.

N/M – Not Meaningful

N/A – Not Applicable

RESULTS OF OPERATIONS

Net Sales for the third quarter of fiscal 2010 increased 1.4% to $16.6 billion from $16.4 billion for the third quarter of fiscal 2009. For the first nine months of fiscal 2010, Net Sales increased 2.4% to $52.9 billion from $51.6 billion for the comparable period in fiscal 2009. The increase in Net Sales for the third quarter and first nine months of fiscal 2010 reflects the impact of positive comparable store sales. Total comparable store sales increased 1.4% for the third quarter of fiscal 2010 compared to a decrease of 6.9% for the third quarter of fiscal 2009. For the first nine months of fiscal 2010, total comparable store sales increased 2.6% compared to a decrease of 8.5% for the same period of fiscal 2009.

The increase in comparable store sales for the third quarter and first nine months of fiscal 2010 reflects a number of factors. The majority of our departments posted positive comparable store sales for the third quarter and first nine months of fiscal 2010, and comparable store customer transactions increased 2.2% and 2.7% in the third quarter and first nine months of fiscal 2010, respectively. Comparable store sales for our Lumber, Garden/Seasonal and Electrical product categories were above the Company average, and comparable store sales for our Flooring and Hardware product categories were at the Company average for the third quarter of fiscal 2010. Comparable store sales for our Plumbing, Paint and Kitchen/Bath product categories were positive while comparable store sales for our Millwork and Building Materials product categories were slightly negative for the third quarter of fiscal 2010.

Gross Profit increased 2.2% to $5.7 billion for the third quarter of fiscal 2010 from $5.6 billion for the third quarter of fiscal 2009. Gross Profit increased 3.8% to $18.1 billion for the first nine months of fiscal 2010 from $17.4 billion for the first nine months of fiscal 2009. Gross Profit as a percent of Net Sales increased 26 basis points to 34.3% for the third quarter of fiscal 2010 compared to 34.0% for the third quarter of fiscal 2009. For the first nine months of fiscal 2010, Gross Profit as a percent of Net Sales was 34.2% compared to 33.7% for the comparable period of fiscal 2009, an increase of 45 basis points. Our U.S. stores experienced gross profit margin expansion in the third quarter and first nine months of fiscal 2010 as we realized benefits from better product assortment management through our portfolio approach and leveraging of our newly developed merchandising tools. We also saw benefit from commodity price inflation and lower deferred interest due to a lower penetration of private label credit card sales. Additionally, we realized gross profit margin expansion arising from our non-U.S. businesses, primarily Canada, due to a change in the mix of products sold.

Selling, General and Administrative Expense (“SG&A”) decreased 0.9% to $3.8 billion for the third quarter of fiscal 2010 from $3.9 billion for the third quarter of fiscal 2009. SG&A was $12.0 billion for the first nine months of both fiscal 2010 and 2009. As a percent of Net Sales, SG&A was 23.1% for the third quarter of fiscal 2010 compared to 23.7% for the third quarter of fiscal 2009. For the first nine months of fiscal 2010, SG&A as a percent of Net Sales was 22.8% compared to 23.3% for the same period last year. Excluding the Rationalization Charges, SG&A as a percent of Net Sales was 23.1% for the first nine months of fiscal 2009. The decrease in SG&A as a percent of Net Sales for the third quarter and first nine months of fiscal 2010 reflects expense leverage in the positive comparable store sales environment, lower payroll and related expenses, and a benefit arising from the settlement of a number of real estate matters, partially offset by a higher cost of credit due to a higher penetration of bank cards.

Depreciation and Amortization decreased 6.5% to $400 million for the third quarter of fiscal 2010 from $428 million for the third quarter of fiscal 2009. For the first nine months of fiscal 2010, Depreciation and Amortization decreased 5.7% to $1.2 billion from $1.3 billion for the same period of fiscal 2009. Depreciation and Amortization as a percent of Net Sales was 2.4% for the third quarter of fiscal 2010 compared to 2.6% for the third quarter of fiscal 2009, and was 2.3% for the first nine months of fiscal 2010 compared to 2.5% for the same period in fiscal 2009. The decrease in Depreciation and Amortization as a percent of Net Sales for both periods was primarily due to a smaller fixed asset base compared to the same periods last year.

Operating Income increased 14.6% to $1.4 billion for the third quarter of fiscal 2010 from $1.3 billion for the third quarter of fiscal 2009. Operating Income increased 17.8% to $4.8 billion for the first nine months of fiscal 2010 from $4.1 billion for the first nine months of fiscal 2009. Excluding the Rationalization Charges from the results of the first nine months of fiscal 2009, Operating Income increased 13.7% for the first nine months of fiscal 2010.

In the third quarter of fiscal 2010, we recognized $142 million of Interest and Other, net, compared to $164 million for the third quarter of fiscal 2009. We recognized $479 million of Interest and Other, net, in the first nine months of fiscal 2010 compared to $500 million for the same period last year. Interest and Other, net, as a percent of Net Sales was 0.9% for both the third quarter and first nine months of fiscal 2010 compared to 1.0% for both the third quarter and first nine months of fiscal 2009. Interest and Other, net, reflects a $51 million charge in the first nine months of fiscal 2010 related to the guarantee extension. Excluding this charge, Interest and Other, net, as a percent of Net Sales was 0.8% for the first nine months of fiscal 2010, a decrease of 16 basis points from the same period last year. The decrease in Interest and Other, net, excluding the $51 million charge, was due primarily to lower debt balances.

Our combined effective income tax rate was 36.4% for the first nine months of fiscal 2010 compared to 35.2% for the comparable period of fiscal 2009, reflecting a favorable foreign tax settlement in the first nine months of fiscal 2009. This settlement reduced tax expense by approximately $50 million and provided an approximately $0.03 benefit to Diluted Earnings per Share in the first nine months of fiscal 2009.

Diluted Earnings per Share were $0.51 and $1.65 for the third quarter and first nine months of fiscal 2010 compared to $0.41 and $1.37 for the third quarter and first nine months of fiscal 2009, respectively. Excluding the $51 million debt guarantee extension charge and the Rationalization Charges, Diluted Earnings per Share for the first nine months of fiscal 2010 were $1.67 compared to $1.42 for the first nine months of fiscal 2009, an increase of 17.6%. Diluted Earnings per Share for the third quarter and first nine months of fiscal 2010 reflect $0.02 of benefit from repurchases of our common stock.

To provide clarity, internally and externally, about our operating performance for the third quarter and first nine months of fiscal 2010 and 2009, we supplement our reporting with non-GAAP financial measures to reflect adjustments for the $51 million pretax charge related to the guarantee extension as described more fully in Note 3 to the Consolidated Financial Statements, the Rationalization Charges as described more fully in Note 4, and the Net Sales from Exited Businesses during the period from closing announcement to actual closing. We believe these non-GAAP financial measures better enable management and investors to understand and analyze our performance by providing them with meaningful information relevant to events of unusual nature or frequency that impact the comparability of underlying business results from period to period. However, this supplemental information should not be considered in isolation or as a substitute for the related GAAP measures.

The following reconciles the non-GAAP financial measures to the corresponding GAAP measures for the third quarter and first nine months of fiscal 2010 and 2009 (amounts in millions, except per share data):

	Three Months Ended October 31, 2010				Nine Months Ended October 31, 2010
	As Reported	Adjustment	Non-GAAP Measures	% of Net Sales	As Reported	Adjustment	Non-GAAP Measures	% of Net Sales
Net Sales	$16,598	$—	$16,598	100.0%	$52,871	$ —	$52,871	100.0%
Cost of Sales	10,913	—	10,913	65.7	34,810	—	34,810	65.8

Gross Profit	5,685	—	5,685	34.3	18,061	—	18,061	34.2
Operating Expenses:
Selling, General and Administrative	3,837	—	3,837	23.1	12,042	—	12,042	22.8
Depreciation and Amortization	400	—	400	2.4	1,217	—	1,217	2.3

Total Operating Expenses	4,237	—	4,237	25.5	13,259	—	13,259	25.1

Operating Income	1,448	—	1,448	8.7	4,802	—	4,802	9.1
Interest and Other, net	142	—	142	0.9	479	51	428	0.8

Earnings Before Provision for Income Taxes	1,306	—	1,306	7.9	4,323	(51)	4,374	8.3
Provision for Income Taxes	472	—	472	2.8	1,572	(18)	1,590	3.0

Net Earnings	$ 834	$—	$ 834	5.0%	$ 2,751	$ (33)	$ 2,784	5.3%

Diluted Earnings per Share	$ 0.51	$—	$ 0.51	N/A	$ 1.65	$(0.02)	$ 1.67	N/A

	Three Months Ended November 1, 2009				Nine Months Ended November 1, 2009
	As Reported	Adjustments	Non-GAAP Measures	% of Net Sales	As Reported	Adjustments	Non-GAAP Measures	% of Net Sales
Net Sales	$16,361	$ —	$16,361	100.0%	$51,607	$ 221	$51,386	100.0%
Cost of Sales	10,800	—	10,800	66.0	34,208	193	34,015	66.2

Gross Profit	5,561	—	5,561	34.0	17,399	28	17,371	33.8
Operating Expenses:
Selling, General and Administrative	3,870	9	3,861	23.6	12,033	170	11,863	23.1
Depreciation and Amortization	428	—	428	2.6	1,290	4	1,286	2.5

Total Operating Expenses	4,298	9	4,289	26.2	13,323	174	13,149	25.6

Operating Income	1,263	(9)	1,272	7.8	4,076	(146)	4,222	8.2
Interest and Other, net	164	—	164	1.0	500	—	500	1.0

Earnings Before Provision for Income Taxes	1,099	(9)	1,108	6.8	3,576	(146)	3,722	7.2
Provision for Income Taxes	410	(3)	413	2.5	1,257	(56)	1,313	2.6

Net Earnings	$ 689	$ (6)	$ 695	4.2%	$ 2,319	$ (90)	$ 2,409	4.7%

Diluted Earnings per Share	$ 0.41	$ —	$ 0.41	N/A	$ 1.37	$(0.05)	$ 1.42	N/A

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operations provides us with a significant source of liquidity. During the first nine months of fiscal 2010, Net Cash Provided by Operating Activities was approximately $4.0 billion compared to approximately $4.7 billion for the same period of fiscal 2009. This decrease was primarily a result of changes in inventory levels and other net working capital items.

Net Cash Used in Investing Activities for the first nine months of fiscal 2010 was $624 million compared to $385 million for the same period of fiscal 2009. This change was due to lower Proceeds from Sales of Property and Equipment and increased Capital Expenditures.

Net Cash Used in Financing Activities for the first nine months of fiscal 2010 was $3.4 billion compared with $2.1 billion for the same period of fiscal 2009. This change was primarily the result of $2.0 billion in Repurchases of Common Stock in the first nine months of fiscal 2010. Since the inception of our share repurchase program in 2002, we have repurchased 817 million shares of our common stock for a total of $29.5 billion. As of October 31, 2010, $10.5 billion remained under our share repurchase authorization. In September 2010, we issued $500 million of 3.95% Senior Notes due September 15, 2020 at a discount of $1 million and $500 million of 5.40% Senior Notes due September 15, 2040 at a discount of $1 million (together, the “September 2010 issuance”). The net proceeds of the September 2010 issuance were used to refinance our 4.625% Senior Notes that matured August 15, 2010 in the aggregate principal amount of $1.0 billion.

In fiscal 2009 and 2010, we entered into forward starting interest rate swap agreements with a combined notional amount of $1.0 billion to hedge interest rate fluctuations in anticipation of the September 2010 issuance, which were accounted for as cash flow hedges. Upon the September 2010 issuance, we paid $193 million to settle these forward starting interest rate swap agreements. This amount, net of income taxes, is included in Accumulated Other Comprehensive Income and will be amortized to Interest Expense over the lives of the Senior Notes issued in September 2010.

We have commercial paper programs that allow for borrowings up to $2.0 billion. In connection with the programs, we have a back-up credit facility with a consortium of banks for borrowings up to $2.0 billion. As of October 31, 2010, there were no borrowings outstanding under the commercial paper programs or the related credit facility. The credit facility expires in July 2013 and contains various restrictive covenants. As of October 31, 2010, we were in compliance with all of the covenants, and they are not expected to impact our liquidity or capital resources.

As of October 31, 2010, we had $1.4 billion in Cash and Cash Equivalents. We believe that our current cash position, access to the debt capital markets and cash flow generated from operations should be sufficient to enable us to complete our capital expenditure programs and fund dividend payments, share repurchases and any required long-term debt payments through the next several fiscal years. In addition, we have funds available from our commercial paper programs and the ability to obtain alternative sources of financing.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In September 2010, the Company was contacted by prosecutors in the four counties in California within the South Coast Air Quality Management District (SCAQMD) and the City of Los Angeles regarding allegations that the Company sold products in those counties with VOC (volatile organic compound) levels in excess of amounts permitted by SCAQMD rules. The Company is currently in settlement discussions with the offices of the county district attorneys and the Los Angeles City Attorney regarding the alleged violations. Although the Company cannot predict the outcome of this matter, it does not expect the outcome to have a material effect on its consolidated financial condition or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	During the third quarter of fiscal 2010, the Company issued 520 deferred stock units under The Home Depot, Inc. NonEmployee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The deferred stock units were credited to the accounts of such nonemployee directors who elected to receive board retainers in the form of deferred stock units instead of cash during the third quarter of fiscal 2010. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.

During the third quarter of fiscal 2010, the Company credited 1,206 deferred stock units to participant accounts under The Home Depot FutureBuilder Restoration Plan pursuant to an exemption from the registration requirements of the Securities Act of 1933 for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following the termination of services as described in this plan.

(c)	Since fiscal 2002, the Company has repurchased shares of its common stock having a value of approximately $29.5 billion pursuant to its share repurchase program. The number and average price of shares purchased in each fiscal month of the third quarter of fiscal 2010 are set forth in the table below:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
August 2, 2010 – August 29, 2010	3,324,494	$28.20	3,237,900	$11,218,680,234
August 30, 2010 – September 26, 2010	10,185,682	$29.83	10,078,766	$10,918,057,541
September 27, 2010 – October 31, 2010	13,008,777	$31.43	12,984,404	$10,509,997,113

(1)	These amounts include repurchases pursuant to the Company’s 1997 and 2005 Omnibus Stock Incentive Plans (the “Plans”). Under the Plans, participants may exercise stock options by surrendering shares of common stock that the participants already own as payment of the exercise price. Participants in the Plans may also surrender shares as payment of applicable tax withholding on the vesting of restricted stock and deferred share awards. Shares so surrendered by participants in the Plans are repurchased pursuant to the terms of the Plans and applicable award agreement and not pursuant to publicly announced share repurchase programs.

(2)	The Company’s common stock repurchase program was initially announced on July 15, 2002. As of the end of the third quarter of fiscal 2010, the Board had approved purchases up to $40.0 billion. The program does not have a prescribed expiration date.

Item 6. Exhibits

Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the Securities and Exchange Commission, as indicated by the references in brackets. All other exhibits are filed or furnished herewith.

*3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q for the fiscal quarter ended August 4, 2002, Exhibit 3.1 (File No. 1-8207)]

*3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q for the fiscal quarter ended May 3, 2009, Exhibit 3.2]

*3.3	By-Laws of The Home Depot, Inc. (Amended and Restated Effective August 20, 2009) [Form 8-K filed on August 26, 2009, Exhibit 3.1]

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter of KPMG LLP, Acknowledgement of Independent Registered Public Accounting Firm, dated December 1, 2010.

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Executive Vice President – Corporate Services furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2010, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income; and (v) the Notes to the Consolidated Financial Statements.

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
November 30, 2010
(Date)

INDEX TO EXHIBITS

Exhibit	Description

Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the Securities and Exchange Commission, as indicated by the references in brackets. All other exhibits are filed or furnished herewith.

*3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q for the fiscal quarter ended August 4, 2002, Exhibit 3.1 (File No. 1-8207)]

*3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q for the fiscal quarter ended May 3, 2009, Exhibit 3.2]

*3.3	By-Laws of The Home Depot, Inc. (Amended and Restated Effective August 20, 2009) [Form 8-K filed on August 26, 2009, Exhibit 3.1]

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter of KPMG LLP, Acknowledgement of Independent Registered Public Accounting Firm, dated December 1, 2010.

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Executive Vice President – Corporate Services furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2010, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income; and (v) the Notes to the Consolidated Financial Statements.