Form 10-K
period 2011-01-30
HOME DEPOT INC
filed 2011-03-24
CIK 354950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant on August 1, 2010 was $48.1 billion.

The number of shares outstanding of the Registrant’s common stock as of March 14, 2011 was 1,622,070,458 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2011 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K to the extent described herein.

THE HOME DEPOT, INC.

FISCAL YEAR 2010 FORM 10-K

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements regarding our future performance constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may relate to, among other things, the demand for our products and services, net sales growth, comparable store sales, state of the economy, state of the residential construction, housing and home improvement markets, state of the credit markets, including mortgages, home equity loans and consumer credit, inventory and in-stock positions, commodity price inflation and deflation, implementation of store and supply chain initiatives, continuation of reinvestment plans, net earnings performance, earnings per share, stock-based compensation expense, capital allocation and expenditures, liquidity, the effect of adopting certain accounting standards, return on invested capital, management of our purchasing or customer credit policies, the effect of accounting charges, the planned recapitalization of the Company and the timing of its completion, the ability to issue debt securities on terms and at rates acceptable to us, store openings and closures and financial outlook.

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

Introduction

The Home Depot, Inc. is the world’s largest home improvement retailer based on Net Sales for the fiscal year ended January 30, 2011 (“fiscal 2010”). The Home Depot stores sell a wide assortment of building materials, home improvement and lawn and garden products and provide a number of services. The Home Depot stores average approximately 105,000 square feet of enclosed space, with approximately 24,000 additional square feet of outside garden area. As of the end of fiscal 2010, we had 2,248 The Home Depot stores located throughout the United States including the Commonwealth of Puerto Rico and the territories of the U.S. Virgin Islands and Guam, Canada, China and Mexico. When we refer to “The Home Depot,” the “Company,” “we,” “us” or “our” in this report, we are referring to The Home Depot, Inc. and its consolidated subsidiaries.

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

Our Business

Operating Strategy.    In fiscal 2010, we continued to invest in our business and made solid progress against our key initiatives. During the year, we introduced new technologies, continued the transformation of our supply chain and enhanced our on-line presence to provide a more interconnected retail experience for our customers. We continued to eliminate tasks to give associates more time with customers and provide enhanced customer service. At the same time, we remained focused on offering every day values in the stores. Finally, we continued our focus on disciplined capital allocation, expense control and increasing shareholder returns.

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

•

Professional Customers: These customers are primarily professional remodelers, general contractors, repairmen, small business owners and tradesmen. In many stores, we offer a variety of programs to these customers, including delivery and will-call services, dedicated staff and expanded credit programs, all of which we believe increase sales to these customers.

Products.    A typical Home Depot store stocks approximately 30,000 to 40,000 products during the year, including both national brand name and proprietary items. The following table shows the percentage of Net Sales of each major product group (and related services) for each of the last three fiscal years:

Product Group	Percentage of Net Sales for Fiscal Year Ended
	January 30, 2011	January 31, 2010	February 1, 2009
Plumbing, electrical and kitchen	30.0%	29.8%	30.6%
Hardware and seasonal	29.4	29.1	28.7
Building materials, lumber and millwork	21.7	21.9	22.1
Paint and flooring	18.9	19.2	18.6

Total	100.0%	100.0%	100.0%

In fiscal 2010, we continued to introduce a number of innovative and distinctive products to our customers at highly attractive values. Examples of these new products include EcoSmart® LED light bulbs, Commercial Electric® electrical tools, Husky® tool bags, Platinum Plus™ carpeting and Ryobi® outdoor tools.

To complement and enhance our product selection, we continued to form strategic alliances and exclusive relationships with selected suppliers to market products under a variety of well-recognized brand names. During fiscal 2010, we offered a number of proprietary and exclusive brands across a wide range of departments including, but not limited to, Behr Premium Plus® paint, Hampton Bay® lighting, Vigoro® lawn care products, Husky® hand tools, RIDGID® and Ryobi® power tools and Glacier Bay® bath fixtures. We also continued our partnership with Martha Stewart Living Omnimedia to offer an exclusive Martha Stewart Living brand of home improvement products in select categories including outdoor living, paint, cabinetry, flooring, and shelving and storage. We may consider additional strategic alliances and relationships with other suppliers and will continue to assess opportunities to expand the range of products available under brand names that are exclusive to The Home Depot.

From our Store Support Center, we maintain a global sourcing merchandise program to source high-quality products directly from manufacturers around the world. Our merchant team identifies and purchases market leading innovative products directly for our stores. Additionally, we have three sourcing offices located in the Chinese cities of Shanghai, Shenzhen and Dalian, and offices in Gurgaon, India; Rome, Italy; Monterrey, Mexico and Toronto, Canada.

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

Stores.

United States.    At the end of fiscal 2010, we were operating 1,976 The Home Depot stores in the U.S., including the Commonwealth of Puerto Rico and the territories of the U.S. Virgin Islands and Guam. During fiscal 2010, we opened two new The Home Depot stores in the U.S., including one relocation, and closed one store.

Canada.    At the end of fiscal 2010, we were operating 179 The Home Depot stores in ten Canadian provinces.

Mexico.    At the end of fiscal 2010, we were operating 85 The Home Depot stores in Mexico. Of these stores, six were opened during fiscal 2010.

China.    At the end of fiscal 2010, we were operating eight The Home Depot stores in four Chinese cities. We closed two stores in China during fiscal 2010.

Net Sales for the Company outside of the U.S. were $7.5 billion, $7.0 billion and $7.4 billion for fiscal 2010, 2009 and 2008, respectively. Long-lived assets outside of the U.S. totaled $3.2 billion, $3.0 billion and $2.8 billion as of January 30, 2011, January 31, 2010 and February 1, 2009, respectively.

Store Support Services

Information Technologies.    During fiscal 2010, we continued to invest in our information technology to serve our customers more effectively and provide an improved overall shopping environment and experience. We also continued to invest in our supply chain and merchandising tools to improve inventory management capabilities.

With regard to our supply chain and merchandising activities, in fiscal 2010 we completed the roll out of a warehouse management system into our flow distribution network, reduced freight costs by implementing transportation planning systems for both inbound and outbound shipments and continued improving inventory management capabilities by implementing a new inventory forecasting solution. Further, we provided additional tools and made improvements to existing tools utilized in merchandising systems to simplify set-up processes and provide more effective management of our distribution network.

To better serve our customers and simplify store tasking, we completed deployment of our FIRST Phones across our stores in fiscal 2010, equipping our associates with devices that are at once portable computers, phones, walkie-talkies and portable registers that allow customers to check out using debit or credit cards. In addition, we are implementing new customer analytics capabilities to better understand customer behavior.

Credit Services.    We offer private label credit products in our stores through a third-party credit provider to professional, D-I-Y and D-I-F-M customers. In fiscal 2010, approximately 2.5 million new The Home Depot private label credit accounts were opened, and the total number of The Home Depot active account holders was approximately 10 million. Private label credit card sales accounted for approximately 22% of store sales in fiscal 2010. In fiscal 2010, we also launched a home improvement loan program for D-I-F-M customers and introduced PayPal as a payment option for our online customers.

Logistics.    We continued our supply chain transformation in fiscal 2010 to ensure product availability for customers, effective use of our investment in inventory and optimal total supply chain costs. Across our supply chain operations in the U.S., we continued the restructuring of our distribution center network to meet the changing needs of our business, including our general distribution center space rationalization initiatives and the completion of the Rapid Deployment Center (“RDC”) roll out in the U.S. RDCs allow for aggregation of store product needs to a single purchase order, and then rapid allocation and deployment of inventory to individual stores upon arrival at the center. This process allows improved transportation, simplified order processing at suppliers and last minute reallocation from the time that product needs at stores are determined to actual replenishment.

As a result of the changes to our distribution network, in fiscal 2010 we added 2.9 million net square feet of distribution center space, primarily for new RDCs. At the end of fiscal 2010, we operated 30 bulk distribution centers and 34 conventional distribution centers in the U.S., Canada and Mexico. Additionally in fiscal 2010, we opened seven new RDCs in the U.S., bringing our total number of RDCs to 19. We now serve all of our U.S. stores from RDCs, with approximately 42% of our costs of sales on an annualized basis for those stores serviced through the RDCs. We remain committed to leveraging our supply chain capabilities to fully utilize and optimize our improved logistics network.

Associates.    At the end of fiscal 2010, we employed approximately 321,000 associates, of whom approximately 19,000 were salaried, with the remainder compensated on an hourly or temporary basis. Approximately 59% of our associates are employed on a full-time basis. We believe that our employee relations are very good. To attract and retain qualified personnel, we seek to maintain competitive salary and wage levels in each market we serve.

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

Quality Assurance Program.    We have both quality assurance and engineering resources that are dedicated to overseeing the quality of all of our products, whether they are directly imported, locally- or globally-sourced or proprietary branded products. Through these programs, we have established criteria for supplier and product performance that are designed to ensure that our products comply with federal, state and local safety, quality and performance standards and to allow us to measure and track the timeliness of shipments. We also have a Supplier Social and Environmental Responsibility Program designed to ensure that our suppliers adhere to the highest standards of social and environmental responsibility.

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

In fiscal 2010, we continued to implement strict operational standards that establish energy efficient practices in all of our facilities. These include HVAC unit temperature regulation and adherence to strict lighting schedules, which are the largest sources of energy consumption in our stores, as well as using energy management systems in each store to monitor energy efficiency. We estimate that by implementing and utilizing these energy saving programs, we have saved over 3.5 billion kilowatt hours (kWh) since 2004, enough to power approximately 320,000 U.S. homes for one year. We have achieved over a 16 percent reduction in kWh per square foot in our U.S. stores since 2004, and our goal is to achieve a 20 percent reduction in our U.S. stores by 2015, through our energy conservation initiatives. We have also partnered with the U.S. Green Building Council and have built seven Leadership in Energy and Environmental Design for New Construction (“LEED-NC”) certified and other similarly certified stores. In fiscal 2010, we began one of the largest retailer host solar programs in North America, installing solar panels on 62 of our North American store locations, capable of producing 21 megawatts.

Through our supply chain efficiencies created by the actions described above under “Logistics,” we are targeting a 20 percent reduction in our domestic supply chain greenhouse gas emissions from 2008 to 2015, which would equate to annual fuel savings of approximately 25 million gallons or approximately 8,000 trips around the earth’s circumference. We have been recognized by the U.S. Environmental Protection Agency SmartWaySM Transport Partnership for our leadership in conserving energy and lowering greenhouse gas emission from our supply chain activities. In fiscal 2010, we also calculated our total carbon dioxide emissions for 2009 to allow us greater insight into our “carbon footprint” from the operation of our stores as well as from our transportation and supply chain activities.

As the world’s largest home improvement retailer, we are in a unique position to enable our customers to achieve energy savings through our products and services. Through our Eco Options® Program introduced in 2007, we have created product categories that allow consumers to easily identify environmentally preferred product selections in our stores. Our Eco Options® Program has certified approximately 4,000 products that meet specifications for energy efficiency, water conservation, healthy home, clean air and sustainable forestry. Through this program, we sell products such as Energy Star® refrigerators, dishwashers, compact fluorescent light bulbs, programmable thermostats, water heaters and other products, enabling our customers to save on their utility bills. We also help our customers save water through sales of WaterSense®-labeled bath faucets, aerators and toilets. Our Eco Options® page on our website offers consumer education on environmental impacts of various products as well as identifying easy “green” D-I-Y projects. This online experience, coupled with our D-I-Y in-store how-to clinics on “green” projects and our continual enhancement of our Eco Options® product categories, helps us to meet a growing customer demand for environmentally responsible and cost-saving products and projects.

We continue to offer our nationwide, in-store compact fluorescent light (CFL) bulb recycling program launched in June 2008. This service is offered to customers free of charge and is available in all U.S. stores. We also maintain an in-store rechargeable battery recycling program. Launched in 2001 in partnership with the Rechargeable Battery Recycling Corporation, this program is also available to customers free of charge in all U.S. and Canada stores. Through these recycling programs, in fiscal 2010 we helped recycle over 700,000 pounds of CFL bulbs and over 620,000 pounds of rechargeable batteries collected from our customers. In fiscal 2010, we also recycled over 120,000 lead acid batteries collected from our customers under our lead acid battery exchange program, as well as approximately 160,000 tons of cardboard through a nationwide cardboard recycling program across our U.S. stores.

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

Our financial performance depends significantly on the stability of the housing, residential construction and home improvement markets, as well as general economic conditions, including changes in gross domestic product. Adverse conditions in or sustained uncertainty about these markets or the economy could adversely impact consumer confidence, causing our customers to delay purchasing or determine not to purchase home improvement products and services. Other factors – including high levels of unemployment and foreclosures, interest rate fluctuations, fuel and other energy costs, labor and healthcare costs, the availability of financing, the state of the credit markets, including mortgages, home equity loans and consumer credit, weather, natural disasters and other conditions beyond our control – could further adversely affect demand for our products and services, our costs of doing business and our financial performance.

Strong competition could adversely affect prices and demand for our products and services and could decrease our market share.

We operate in markets that are highly competitive. We compete principally based on customer service, price, store location and appearance, and quality, availability and assortment of merchandise. In each market we serve, there are a number of other home improvement stores, electrical, plumbing and building materials supply houses and lumber yards. With respect to some products and services, we also compete with specialty design stores, showrooms, discount stores, local, regional and national hardware stores, mail order firms, warehouse clubs, independent building supply stores and other retailers, as well as with installers of home improvement products. Intense competitive pressures from one or more of our competitors could affect prices or demand for our products and services. If we are unable to timely and appropriately respond to these competitive pressures, including through maintenance of superior customer service and customer loyalty, our financial performance and our market share could be adversely affected.

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

Our customers expect a high level of customer service and product knowledge from our associates. To meet the needs and expectations of our customers, we must attract, train and retain a large number of highly qualified associates while at the same time controlling labor costs. Our ability to control labor costs is subject to numerous external factors, including prevailing wage rates, the impact of legislation or regulations governing labor relations or healthcare benefits, and health and other insurance costs. In addition, we compete with other retail businesses for many of our associates in hourly positions, and we invest significant resources in training and motivating them to maintain a high level of job satisfaction. These positions have historically had high turnover rates, which can lead to increased training and retention costs. There is no assurance that we will be able to attract or retain highly qualified associates in the future.

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

We buy our products from suppliers located throughout the world. Our ability to continue to identify and develop relationships with qualified suppliers who can satisfy our high standards for quality and our need to access products in a timely and efficient manner is a significant challenge. Our ability to access products also can be adversely affected by political instability, the financial instability of suppliers (particularly in light of continuing economic difficulties in various regions of the world), suppliers’ noncompliance with applicable laws, trade restrictions, tariffs, currency exchange rates, supply disruptions, shipping interruptions or cost, and other factors beyond our control.

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

We have made, and we plan to continue to make, significant investments in our supply chain and technology. These initiatives are designed to streamline our operations to allow our associates to continue to provide high quality service to our customers, while simplifying customer interaction and providing our customers with a more interconnected retail experience. The cost and potential problems and interruptions associated with the implementation of these initiatives, including those associated with managing third-party service providers and employing new web-based tools and services, could disrupt or reduce the efficiency of our operations in the near term. In addition, our improved supply chain and new or upgraded technology might not provide the anticipated benefits, it might take longer than expected to realize the anticipated benefits, or the initiatives might fail altogether.

Disruptions in our supply chain and other factors affecting the distribution of our merchandise could adversely impact our business.

A disruption within our logistics or supply chain network, including damage or destruction to our distribution centers, could adversely affect our ability to deliver inventory in a timely manner, which could impair our ability to meet customer demand for products and result in lost sales or damage to our reputation. Such a disruption could negatively impact our financial performance or financial condition.

Our costs of doing business could increase as a result of changes in, increased enforcement of, or adoption of new federal, state or local laws and regulations.

We are subject to various federal, state or local laws and regulations that govern different aspects of our business. Recently, there have been a large number of legislative and regulatory initiatives and reforms, as well as increased enforcement of existing laws and regulations by federal, state and local agencies. Changes in, increased enforcement of, or adoption of new federal, state or local laws and regulations governing minimum wage or living wage requirements, other wage or workplace regulations, the sale of some of our products, transportation, logistics, taxes, energy costs or environmental matters, could increase our costs of doing business or impact our store operations. Healthcare reform under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 enacted in March 2010 could adversely impact our labor costs and our ability to negotiate favorable terms under our benefit plans for our associates.

Our ability to obtain additional financing on favorable terms, if needed, could be adversely affected by the volatility in the capital markets.

We obtain and manage liquidity from the positive cash flow we generate from our operating activities and our access to capital markets, including our commercial paper programs supported by a back-up credit facility with a consortium of banks. Although we currently maintain a strong investment grade rating and had no outstanding commercial paper obligations as of the end of fiscal 2010, there is no assurance that our ability to obtain additional financing through the capital markets, if needed, will not be adversely impacted due to economic conditions. New or incremental tightening in the credit markets, low liquidity and volatility in the capital markets could result in diminished availability of credit, higher cost of borrowing and lack of confidence in the equity market, making it more difficult to obtain additional financing on terms that are favorable to us.

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

We act as a general contractor to provide installation services to our D-I-F-M customers through third-party installers. As such, we are subject to regulatory requirements and risks applicable to general contractors, which include management of licensing, permitting and quality of our third-party installers. We have established processes and procedures that provide protections beyond those required by law to manage these requirements and ensure customer satisfaction with the services provided by our third-party installers. If we fail to manage these processes effectively or provide proper oversight of these services, we could suffer lost sales, fines and lawsuits, as well as damage to our reputation, which could adversely affect our business.

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

The following tables show locations of the 1,976 The Home Depot stores located in the U.S. and its territories and the 272 The Home Depot stores outside of the U.S. at the end of fiscal 2010:

U.S. Locations	Number of Stores
Alabama	28
Alaska	7
Arizona	56
Arkansas	14
California	231
Colorado	46
Connecticut	28
Delaware	9
District of Columbia	1
Florida	153
Georgia	90
Guam	1
Hawaii	7
Idaho	11
Illinois	76
Indiana	24
Iowa	10
Kansas	16
Kentucky	14
Louisiana	28
Maine	11
Maryland	41
Massachusetts	45
Michigan	71
Minnesota	33
Mississippi	14
Missouri	34
Montana	6

U.S. Locations	Number of Stores
Nebraska	8
Nevada	21
New Hampshire	20
New Jersey	67
New Mexico	13
New York	100
North Carolina	42
North Dakota	1
Ohio	70
Oklahoma	16
Oregon	26
Pennsylvania	70
Puerto Rico	8
Rhode Island	8
South Carolina	25
South Dakota	1
Tennessee	39
Texas	178
Utah	22
Vermont	3
Virgin Islands	1
Virginia	49
Washington	45
West Virginia	6
Wisconsin	27
Wyoming	5

Total U.S.	1,976

International Locations	Number of Stores
Canada:
Alberta	27
British Columbia	25
Manitoba	6
New Brunswick	3
Newfoundland	1
Nova Scotia	4
Ontario	86
Prince Edward Island	1
Quebec	22
Saskatchewan	4

Total Canada	179

China:
Beijing	1
Henan	1
Shaanxi	2
Tianjin	4

Total China	8

International Locations	Number of Stores
Mexico:
Aguascalientes	1
Baja California Norte	5
Baja California Sur	2
Chiapas	2
Chihuahua	5
Coahuila	4
Colima	1
Distrito Federal	7
Durango	1
Guanajuato	4

Guerrero	2
Hidalgo	1
Jalisco	5
Michoacán	1
Morelos	1
Nuevo León	9

Puebla	4
Queretaro	2
Quintana Roo	1
San Luis Potosi	1
Sinaloa	3
Sonora	2
State of Mexico	11
Tabasco	1
Tamaulipas	4
Veracruz	4
Yucatan	1

Total Mexico	85

Of our 2,248 stores operating at the end of fiscal 2010, approximately 89% were owned (including those owned subject to a ground lease) consisting of approximately 209.7 million square feet, and approximately 11% of such stores were leased consisting of approximately 25.8 million square feet.

Additionally, at the end of fiscal 2010, we had six Home Decorators Collection locations in Illinois, Kansas, Missouri and New Jersey.

At the end of fiscal 2010, we utilized 185 warehouses and distribution centers located in 34 states or provinces, consisting of approximately 35.6 million square feet, of which approximately 0.2 million is owned and approximately 35.4 million is leased.

Our executive, corporate staff, divisional staff and financial offices occupy approximately 2.1 million square feet of leased and owned space in Atlanta, Georgia. At the end of fiscal 2010, we occupied an aggregate of approximately 4.1 million square feet, of which approximately 2.4 million square feet is owned and approximately 1.7 million square feet is leased, for store support centers and customer support centers in Atlanta and other locations.

Item 3.	Legal Proceedings.

In July 2005, the Company received a grand jury subpoena from the United States Attorney’s Office in Los Angeles, California, seeking documents and information relating to the Company’s handling, storage and disposal of hazardous waste. The Company is cooperating fully with the United States Attorney’s Office. Although the Company cannot predict the outcome of this proceeding, it does not expect the outcome to have a material adverse effect on its consolidated financial condition or results of operations.

As previously reported, in the second and third quarters of fiscal 2006, three purported, but uncertified, class actions were filed against the Company, The Home Depot FutureBuilder Administrative Committee and certain of the Company’s current and former directors and employees alleging breach of fiduciary duty in violation of the Employee Retirement Income Security Act of 1974 (“ERISA”) in connection with the Company’s return-to-vendor and stock option practices. These actions were joined into one case in 2007, and the joint amended complaint seeks certification as a class action, unspecified damages, costs, attorney’s fees and equitable and injunctive relief. On June 7, 2010, the U.S. District Court for the Northern District of Georgia in Atlanta granted with prejudice Home Depot’s motion to dismiss plaintiffs’ third amended complaint. On June 28, 2010, plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Eleventh Circuit. Although the Company cannot predict the outcome of this matter, it does not expect the outcome to have a material adverse effect on its consolidated financial condition or results of operations.

In September 2010, the Company was contacted by prosecutors in the four counties in California within the South Coast Air Quality Management District (“SCAQMD”) and the City of Los Angeles regarding allegations that the Company sold products in those counties with VOC (volatile organic compound) levels in excess of amounts permitted by SCAQMD rules. The Company has received an administrative subpoena seeking documents and information related to the alleged violations. The Company is in the process of responding to the subpoena. Although the Company cannot predict the outcome of this matter, it does not expect the outcome to have a material adverse effect on its consolidated financial condition or results of operations.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

	Price Range		Cash Dividends Declared
	High	Low
Fiscal Year 2010
First Quarter Ended May 2, 2010	$36.49	$27.93	$0.23625
Second Quarter Ended August 1, 2010	$35.89	$27.07	$0.23625
Third Quarter Ended October 31, 2010	$31.89	$27.31	$0.23625
Fourth Quarter Ended January 30, 2011	$37.98	$30.21	$0.25

Fiscal Year 2009
First Quarter Ended May 3, 2009	$26.34	$18.00	$0.225
Second Quarter Ended August 2, 2009	$26.21	$22.40	$0.225
Third Quarter Ended November 1, 2009	$28.23	$25.09	$0.225
Fourth Quarter Ended January 31, 2010	$29.29	$24.96	$0.23625

As of March 14, 2011, there were approximately 164,000 shareholders of record and approximately 1,030,000 additional shareholders holding stock under nominee security position listings.

Stock Performance Graph

The graph and table below present the Company’s cumulative total shareholder returns relative to the performance of the Standard & Poor’s 500 Composite Stock Index and the Standard & Poor’s Retail Composite Index for the five-year period commencing January 27, 2006, the last trading day of fiscal 2005, and ending January 28, 2011, the last trading day of fiscal 2010. The graph assumes $100 invested at the closing price of the Company’s common stock on the New York Stock Exchange and each index on January 27, 2006 and assumes that all dividends were reinvested on the date paid. The points on the graph represent fiscal year-end amounts based on the last trading day in each fiscal year.

	January 27, 2006	January 26, 2007	February 1, 2008	January 30, 2009	January 29, 2010	January 28, 2011
The Home Depot	$100.00	$101.67	$79.57	$58.27	$78.67	$106.29
S&P 500 Index	$100.00	$112.89	$112.92	$68.46	$91.15	$110.53
S&P Retail Composite Index	$100.00	$111.66	$93.95	$58.51	$91.01	$115.96

Issuer Purchases of Equity Securities

Since fiscal 2002, the Company has repurchased shares of its common stock having a value of approximately $30.1 billion pursuant to its share repurchase program. The number and average price of shares purchased in each fiscal month of the fourth quarter of fiscal 2010 are set forth in the table below:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Dollar Value of Shares that May Yet Be Purchased Under the Program
Nov. 1, 2010 – Nov. 28, 2010	2,600,556	$31.07	2,556,600	$10,430,554,499
Nov. 29, 2010 – Dec. 26, 2010	5,811,860	$33.74	5,803,346	$10,234,773,814
Dec. 27, 2010 – Jan. 30, 2011	9,207,339	$35.29	9,203,497	$9,909,997,344

(1)	These amounts include repurchases pursuant to the Company’s 1997 and 2005 Omnibus Stock Incentive Plans (the “Plans”). Under the Plans, participants may exercise stock options by surrendering shares of common stock that the participants already own as payment of the exercise price. Participants in the Plans may also surrender shares as payment of applicable tax withholding on the vesting of restricted stock and deferred share awards. Shares so surrendered by participants in the Plans are repurchased pursuant to the terms of the Plans and applicable award agreement and not pursuant to publicly announced share repurchase programs.

(2)	The Company’s common stock repurchase program was initially announced on July 15, 2002. As of the end of fiscal 2010, the Board had approved purchases up to $40.0 billion. The program does not have a prescribed expiration date.

Sales of Unregistered Securities

During the fourth quarter of fiscal 2010, the Company issued 448 deferred stock units under The Home Depot, Inc. NonEmployee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The deferred stock units were credited to the accounts of those nonemployee directors who elected to receive board retainers in the form of deferred stock units instead of cash during the fourth quarter of fiscal 2010. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.

During the fourth quarter of fiscal 2010, the Company credited 1,037 deferred stock units to participant accounts under The Home Depot FutureBuilder Restoration Plan pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following the termination of services as described in this plan.

Item 6.	Selected Financial Data.

The information required by this item is incorporated by reference to page F-1 of this report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary and Selected Consolidated Statements of Earnings Data

For fiscal year ended January 30, 2011 (“fiscal 2010”), we reported Net Earnings of $3.3 billion and Diluted Earnings per Share of $2.01 compared to Net Earnings of $2.7 billion and Diluted Earnings per Share of $1.57 for fiscal year ended January 31, 2010 (“fiscal 2009”).

The results for fiscal 2010 included a $51 million pretax charge related to the extension of our guarantee of a senior secured loan of HD Supply, Inc. (the “HD Supply Guarantee Extension”). The results for fiscal 2009 reflected the impact of several strategic actions initiated in fiscal 2008. These strategic actions resulted in store rationalization charges related to the closing of 15 underperforming U.S. stores and the removal of approximately 50 stores from our new store pipeline, business rationalization charges related to the exit of our EXPO, THD Design Center, Yardbirds and HD Bath businesses (the “Exited Businesses”) and charges related to the restructuring of support functions (collectively, the “Rationalization Charges”). These actions resulted in pretax Rationalization Charges of $146 million for fiscal 2009. The results for fiscal 2009 also included a pretax charge of $163 million to write-down our investment in HD Supply, Inc. Additionally, fiscal 2009 included earnings of $41 million from discontinued operations, net of tax, for the settlement of working capital matters arising from the sale of HD Supply.

We reported Earnings from Continuing Operations of $3.3 billion and Diluted Earnings per Share from Continuing Operations of $2.01 for fiscal 2010 compared to Earnings from Continuing Operations of $2.6 billion and Diluted Earnings per Share from Continuing Operations of $1.55 for fiscal 2009. Excluding the HD Supply Guarantee Extension charge from our fiscal 2010 results, and the Rationalization Charges and the write-down of our investment in HD Supply from our fiscal 2009 results, Earnings from Continuing Operations were $3.4 billion and Diluted Earnings per Share from Continuing Operations were $2.03 for fiscal 2010 compared to Earnings from Continuing Operations of $2.8 billion and Diluted Earnings per Share from Continuing Operations of $1.66 for fiscal 2009.

Net Sales increased 2.8% to $68.0 billion for fiscal 2010 from $66.2 billion for fiscal 2009. Our comparable store sales increased 2.9% in fiscal 2010, driven by a 2.4% increase in our comparable store customer transactions and a 0.5% increase in our comparable store average ticket to $51.93. Comparable store sales for our U.S. stores increased 2.5% in fiscal 2010.

In fiscal 2010, we focused on the following four key initiatives:

Customer Service – Our focus on customer service is anchored on the principles of taking care of our associates, putting customers first and simplifying the business. The roll out of our Customers FIRST training to all store associates and support staff in fiscal 2009 has brought simplification and focus across the business, and we repeated and refreshed the Customers FIRST training during fiscal 2010. The Customers FIRST program is part of our ongoing commitment to improve customer service levels in our stores, and we continued to see the benefit of this training in improved customer service ratings for fiscal 2010 compared to fiscal 2009. Also in fiscal 2010, we completed the deployment of our FIRST Phone, a new hand held device that provides multiple functions such as inventory management, product location and mobile checkout. The core purpose of this new device is to reduce tasking time for our store associates to allow them more time to focus on customer service. We ended fiscal 2010 with more than half of our store payroll allocated to customer facing activities rather than tasking activities. We have a customer facing store payroll target of 60%, and we believe we will achieve that by 2013.

Product Authority – Our focus on product authority is facilitated by our merchandising transformation and portfolio strategy, including innovation, assortment and value. In fiscal 2010, we made significant progress on our merchandising tools in the U.S. that helped us manage markdown and clearance activity and better control inventory. Our inventory turnover ratio was 4.13 times at the end of fiscal 2010 compared to 4.06 times at the end of fiscal 2009. Additionally, we continued to form strategic alliances and relationships with selected suppliers to bring a number of proprietary and exclusive brands across a wide range of departments.

Productivity and Efficiency – Our approach to driving productivity and efficiency starts with disciplined capital allocation focused on building best-in-class competitive advantages in information technology and supply chain, as well as building shareholder value through higher returns on invested capital and total value returned to shareholders in the form of dividends and share repurchases. At the end of fiscal 2010, we completed the roll out of our Rapid Deployment Centers (“RDCs”) and now have 19 RDCs that serve 100% of our U.S. stores. Also during fiscal 2010, we repurchased 80.9 million shares for $2.6 billion, and on February 22, 2011 we announced a six percent increase in our quarterly cash dividend to 25 cents per share.

Interconnected Retail – Our focus on interconnected retail is based on the view that providing a seamless shopping experience across multiple channels will be a critical enabler for future success. Our multiple channel focus is allowing us to greatly expand our assortment of merchandise, and we are making the investment to build these capabilities, including the roll out of “buy on-line, pick-up in store” next year. We are committed to having a best-in-class website, and during fiscal 2010 our site was named as a Most Improved Website for customer satisfaction by Foresee, a leading customer satisfaction analytics firm.

We opened eight new stores in fiscal 2010, including one relocation, and closed three stores, bringing our total store count at the end of fiscal 2010 to 2,248. As of the end of fiscal 2010, a total of 272 of these stores, or 12.1%, were located in Canada, Mexico and China compared to 268 stores, or 11.9%, at the end of fiscal 2009.

We generated approximately $4.6 billion of cash flow from operations in fiscal 2010. We used this cash flow along with cash on hand to fund $2.6 billion of share repurchases, pay $1.6 billion of dividends and fund $1.1 billion in capital expenditures.

At the end of fiscal 2010, our long-term debt-to-equity ratio was 46.1% compared to 44.7% at the end of fiscal 2009. Our return on invested capital for continuing operations (computed on net operating profit after tax for the trailing twelve months and the average of beginning and ending long-term debt and equity) was 12.8% for fiscal 2010 compared to 10.7% for fiscal 2009. This increase reflects the impact of the Rationalization Charges which were included in our operating profit for fiscal 2009. Excluding the Rationalization Charges, our return on invested capital for continuing operations was 12.7% for fiscal 2010 compared to 11.1% for fiscal 2009.

We believe the selected sales data, the percentage relationship between Net Sales and major categories in the Consolidated Statements of Earnings and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations.

	% of Net Sales			% Increase (Decrease) In Dollar Amounts
	Fiscal Year(1)
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
NET SALES	100.0%	100.0%	100.0%	2.8%	(7.2)%
Gross Profit	34.3	33.9	33.7	4.0	(6.6)
Operating Expenses:
Selling, General and Administrative	23.3	24.0	25.0	(0.3)	(10.9)
Depreciation and Amortization	2.4	2.6	2.5	(5.3)	(4.4)

Total Operating Expenses	25.7	26.6	27.5	(0.8)	(10.3)

OPERATING INCOME	8.6	7.3	6.1	21.6	10.2
Interest and Other (Income) Expense:
Interest and Investment Income	—	—	—	(16.7)	0.0
Interest Expense	0.8	1.0	0.9	(21.6)	8.3
Other	0.1	0.2	0.2	(68.7)	0.0

Interest and Other, net	0.8	1.2	1.1	(31.1)	6.8

EARNINGS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	7.8	6.0	5.0	32.4	10.9
Provision for Income Taxes	2.8	2.1	1.8	42.1	6.6

EARNINGS FROM CONTINUING OPERATIONS	4.9%	4.0%	3.2%	27.4%	13.3%

SELECTED SALES DATA
Number of Customer Transactions (in millions)	1,306	1,274	1,272	2.5%	0.2%
Average Ticket	$51.93	$51.76	$55.61	0.3	(6.9)
Weighted Average Weekly Sales per Operating Store (in thousands)	$581	$563	$601	3.2	(6.3)
Weighted Average Sales per Square Foot	$288.64	$278.97	$298.19	3.5	(6.4)
Comparable Store Sales Increase (Decrease) (%)(2)	2.9%	(6.6)%	(8.7)%	N/A	N/A

Note: Certain percentages may not sum to totals due to rounding.

(1)	Fiscal years 2010, 2009 and 2008 refer to the fiscal years ended January 30, 2011, January 31, 2010 and February 1, 2009, respectively. Fiscal years 2010, 2009 and 2008 include 52 weeks.

(2)

Includes Net Sales at locations open greater than 12 months, including relocated and remodeled stores. Retail stores become comparable on the Monday following their 365th day of operation. Comparable store sales is intended only as supplemental information and is not a substitute for Net Sales or Net Earnings presented in accordance with generally accepted accounting principles.

N/A – Not Applicable

Results of Operations

For an understanding of the significant factors that influenced our performance during the past three fiscal years, the following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this report.

Fiscal 2010 Compared to Fiscal 2009

Net Sales

Net Sales for fiscal 2010 increased 2.8% to $68.0 billion from $66.2 billion for fiscal 2009. The increase in Net Sales for fiscal 2010 reflects the impact of positive comparable store sales. Total comparable store sales increased 2.9% for fiscal 2010 compared to a decrease of 6.6% for fiscal 2009.

The increase in comparable store sales for fiscal 2010 reflects a number of factors. We experienced positive comparable store sales in 11 of our 13 departments for fiscal 2010. Comparable store sales for our Lumber, Tools, Electrical, Indoor Garden, Outdoor Garden and Kitchen/Bath product categories were above the Company average for fiscal 2010. The increase in comparable store sales also reflects a 2.4% increase in our comparable store customer transactions and a 0.5% increase in our comparable store average ticket to $51.93.

We believe that our sales performance has been, and could continue to be, negatively impacted by the level of competition that we encounter in various markets. We estimate our share of the U.S. home improvement market is approximately 26% using the U.S. Census Bureau’s North American Industry Classification System, or NAICS, 4441 classification for building material and supplies dealers.

Gross Profit

Gross Profit increased 4.0% to $23.3 billion for fiscal 2010 from $22.4 billion for fiscal 2009. Gross Profit as a percent of Net Sales was 34.3% for fiscal 2010 compared to 33.9% for fiscal 2009, an increase of 40 basis points. Our U.S. stores experienced gross profit margin expansion in fiscal 2010 as we realized benefits from better product assortment management through our portfolio approach and leveraging of our newly developed merchandising tools. Lower levels of clearance inventory in our stores for fiscal 2010 compared to last year also contributed to this expansion. Additionally, we realized gross profit margin expansion from our non-U.S. businesses, primarily Canada, due primarily to a change in the mix of products sold.

Operating Expenses

Selling, General and Administrative expenses (“SG&A”) decreased 0.3% to $15.8 billion for fiscal 2010 from $15.9 billion for fiscal 2009. As a percent of Net Sales, SG&A was 23.3% for fiscal 2010 compared to 24.0% for fiscal 2009. Excluding the Rationalization Charges, SG&A as a percent of Net Sales was 23.9% for fiscal 2009. The decrease in SG&A as a percent of Net Sales for fiscal 2010 reflects expense leverage in the positive comparable store sales environment and lower payroll and other expenses.

Depreciation and Amortization decreased 5.3% to $1.6 billion for fiscal 2010 from $1.7 billion for fiscal 2009. Depreciation and Amortization as a percent of Net Sales was 2.4% for fiscal 2010 compared to 2.6% for fiscal 2009. The decrease in Depreciation and Amortization as a percent of Net Sales was primarily due to a smaller depreciable fixed asset base compared to last year, arising from fully depreciated assets.

Operating Income

Operating Income increased 21.6% to $5.8 billion for fiscal 2010 from $4.8 billion for fiscal 2009. Operating Income as a percent of Net Sales was 8.6% for fiscal 2010 compared to 7.3% for fiscal 2009. Excluding the Rationalization Charges from the results of fiscal 2009, Operating Income increased 18.0% for fiscal 2010.

Interest and Other, net

In fiscal 2010, we recognized $566 million of Interest and Other, net, compared to $821 million for fiscal 2009. Interest and Other, net, as a percent of Net Sales was 0.8% for fiscal 2010 compared to 1.2% for fiscal 2009. Interest and Other, net, reflects a $51 million charge in fiscal 2010 related to the HD Supply Guarantee Extension and a $163 million charge in fiscal 2009 to write-down our investment in HD Supply. Excluding these charges, Interest and Other, net, as a percent of Net Sales was 0.8% for fiscal 2010 compared to 1.0% for fiscal 2009. This decrease was primarily due to a $44 million benefit arising from favorable IRS guidance resulting in the reversal of an interest accrual during fiscal 2010, a lower cost of outstanding indebtedness than last year and an interest benefit arising from certain state income tax settlements.

Provision for Income Taxes

Our combined effective income tax rate for continuing operations increased to 36.7% for fiscal 2010 from 34.2% for fiscal 2009. Fiscal 2009 included benefits arising from a favorable foreign tax settlement and a realignment of our foreign corporate structure.

Diluted Earnings per Share from Continuing Operations

Diluted Earnings per Share from Continuing Operations were $2.01 for fiscal 2010 and $1.55 for fiscal 2009. Excluding the HD Supply Guarantee Extension charge from our fiscal 2010 results, and the Rationalization Charges and the write-down of our investment in HD Supply from our fiscal 2009 results, Diluted Earnings per Share from Continuing Operations for fiscal 2010 were $2.03 compared to $1.66 for fiscal 2009, an increase of 22.3%. Diluted Earnings per Share from Continuing Operations for fiscal 2010 reflect $0.04 of benefit from repurchases of our common stock.

Discontinued Operations

On August 30, 2007, the Company closed the sale of HD Supply. Discontinued operations for fiscal 2009 consist of earnings of $41 million, net of tax, or $0.02 per diluted share, for the settlement of working capital matters arising from the sale of HD Supply.

Non-GAAP Measures

To provide clarity, internally and externally, about our operating performance for fiscal 2010, 2009 and 2008, we supplement our reporting with non-GAAP financial measures to reflect adjustments for the $51 million pretax charge related to the HD Supply Guarantee Extension as described more fully in Note 4 to the Consolidated Financial Statements, the Rationalization Charges as described more fully in Note 2 to the Consolidated Financial Statements, as well as the Net Sales from Exited Businesses during the period from closing announcement to actual closing, and the charges to write-down our investment in HD Supply of $163 million in each of fiscal 2009 and 2008 as described more fully in Note 4 to the Consolidated Financial Statements. We believe these non-GAAP financial measures better enable management and investors to understand and analyze our performance by providing them with meaningful information relevant to events of unusual nature or frequency that impact the comparability of underlying business results from period to period. However, this supplemental information should not be considered in isolation or as a substitute for the related GAAP measures.

The following reconciles the non-GAAP financial measures to the corresponding GAAP measures for fiscal 2010, 2009 and 2008 (amounts in millions, except per share data):

	Fiscal Year Ended January 30, 2011
	As Reported	Adjustment	Non-GAAP Measures	% of Net Sales
Net Sales	$67,997	$—	$67,997	100.0%
Cost of Sales	44,693	—	44,693	65.7

Gross Profit	23,304	—	23,304	34.3
Operating Expenses:
Selling, General and Administrative	15,849	—	15,849	23.3
Depreciation and Amortization	1,616	—	1,616	2.4

Total Operating Expenses	17,465	—	17,465	25.7

Operating Income	5,839	—	5,839	8.6
Interest and Other, net	566	51	515	0.8

Earnings From Continuing Operations Before Provision for Income Taxes	5,273	(51)	5,324	7.8
Provision for Income Taxes	1,935	(18)	1,953	2.9

Earnings from Continuing Operations	$3,338	$(33)	$3,371	5.0%

Diluted Earnings per Share from Continuing Operations	$2.01	$(0.02)	$2.03	N/A

	Fiscal Year Ended January 31, 2010
	As Reported	Adjustments	Non-GAAP Measures	% of Net Sales
Net Sales	$66,176	$221	$65,955	100.0%
Cost of Sales	43,764	193	43,571	66.1

Gross Profit	22,412	28	22,384	33.9
Operating Expenses:
Selling, General and Administrative	15,902	170	15,732	23.9
Depreciation and Amortization	1,707	4	1,703	2.6

Total Operating Expenses	17,609	174	17,435	26.4

Operating Income	4,803	(146)	4,949	7.5
Interest and Other, net	821	163	658	1.0

Earnings From Continuing Operations Before Provision for Income Taxes	3,982	(309)	4,291	6.5
Provision for Income Taxes	1,362	(118)	1,480	2.2

Earnings from Continuing Operations	$2,620	$(191)	$2,811	4.3%

Diluted Earnings per Share from Continuing Operations	$1.55	$(0.11)	$1.66	N/A

Non-GAAP Measures (continued):

	Fiscal Year Ended February 1, 2009
	As Reported	Adjustments	Non-GAAP Measures	% of Net Sales
Net Sales	$71,288	$—	$71,288	100.0%
Cost of Sales	47,298	30	47,268	66.3

Gross Profit	23,990	(30)	24,020	33.7
Operating Expenses:
Selling, General and Administrative	17,846	918	16,928	23.7
Depreciation and Amortization	1,785	3	1,782	2.5

Total Operating Expenses	19,631	921	18,710	26.2

Operating Income	4,359	(951)	5,310	7.4
Interest and Other, net	769	163	606	0.9

Earnings From Continuing Operations Before Provision for Income Taxes	3,590	(1,114)	4,704	6.6
Provision for Income Taxes	1,278	(430)	1,708	2.4

Earnings from Continuing Operations	$2,312	$(684)	$2,996	4.2%

Diluted Earnings per Share from Continuing Operations	$1.37	$(0.41)	$1.78	N/A

Fiscal 2009 Compared to Fiscal Year Ended February 1, 2009 (“fiscal 2008”)

Net Sales

Net Sales for fiscal 2009 decreased 7.2% to $66.2 billion from $71.3 billion for fiscal 2008. The decrease in Net Sales for fiscal 2009 reflects the impact of negative comparable store sales as well as the net impact of fewer open stores in fiscal 2009 versus fiscal 2008. Total comparable store sales decreased 6.6% for fiscal 2009 compared to a decrease of 8.7% for fiscal 2008.

There were a number of factors that contributed to our comparable store sales decline. The U.S. residential construction, housing and home improvement markets continued to be soft, and consumers were challenged due to a number of factors including higher unemployment. We saw relative strength in our Building Materials, Flooring, Paint, Plumbing and Garden/Seasonal product categories as comparable store sales in these areas were above the Company average for fiscal 2009. Comparable store sales for our Lumber, Hardware, Electrical, Kitchen/Bath and Millwork product categories were below the Company average for fiscal 2009. In fiscal 2009, we also saw significant strengthening of the U.S. dollar against all currencies. Fluctuating exchange rates negatively impacted our total Company sales by approximately $565 million for fiscal 2009 compared to fiscal 2008.

Gross Profit

Gross Profit decreased 6.6% to $22.4 billion for fiscal 2009 from $24.0 billion for fiscal 2008. Gross Profit as a percent of Net Sales was 33.9% for fiscal 2009 compared to 33.7% for fiscal 2008, an increase of 22 basis points. Through our focused bay portfolio approach, our U.S. merchants continued to introduce new lower prices while growing overall gross margin. Additionally, gross margin expansion for fiscal 2009 was driven by lower markdowns as compared to fiscal 2008.

Operating Expenses

SG&A decreased 10.9% to $15.9 billion for fiscal 2009 from $17.8 billion for fiscal 2008. As a percent of Net Sales, SG&A was 24.0% for fiscal 2009 compared to 25.0% for fiscal 2008. Excluding the Rationalization

Charges, SG&A as a percent of Net Sales was 23.9% for fiscal 2009 compared to 23.7% for fiscal 2008. Our SG&A results for fiscal 2009 reflect the impact of a negative comparable store sales environment, offset by a lower cost of credit associated with the private label credit card program and solid expense control. For fiscal 2009, the penetration of the private label credit card sales was 25.1% compared to 28.1% for fiscal 2008.

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

Provision for Income Taxes

Our combined effective income tax rate for continuing operations decreased to 34.2% for fiscal 2009 from 35.6% for fiscal 2008. The decrease in our effective income tax rate for fiscal 2009 reflects benefits arising from a favorable foreign tax settlement and a realignment of our foreign corporate structure.

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

Liquidity and Capital Resources

Cash flow generated from operations provides us with a significant source of liquidity. For fiscal 2010, Net Cash Provided by Operating Activities was approximately $4.6 billion compared to approximately $5.1 billion for fiscal 2009. This decrease was primarily a result of changes in inventory levels and other net working capital items partially offset by increased earnings.

Net Cash Used in Investing Activities for fiscal 2010 was $1.0 billion compared to $755 million for fiscal 2009. This change was primarily due to increased Capital Expenditures and lower Proceeds from Sales of Property and Equipment.

In fiscal 2010, we spent $1.1 billion on Capital Expenditures, allocated as follows: 34% for core technology, 18% for merchandising and operations, 17% for maintenance, 9% for new stores and 22% for other initiatives. In fiscal 2010, we added eight new stores, including one relocation.

Net Cash Used in Financing Activities for fiscal 2010 was $4.5 billion compared to $3.5 billion for fiscal 2009. This increase was primarily due to $2.4 billion more in Repurchases of Common Stock than in fiscal 2009, partially offset by a $998 million increase in Proceeds from Long-Term Borrowings and a $745 million decrease in Repayments of Long-Term Debt in fiscal 2010.

We repurchased 80.9 million shares of our common stock for $2.6 billion in fiscal 2010 and 7.7 million shares for $213 million in fiscal 2009. Since the inception of our share repurchase program in 2002, we have repurchased 834.4 million shares of our common stock for a total of $30.1 billion. As of January 30, 2011, $9.9 billion remained under our share repurchase authorization.

We have commercial paper programs that allow for borrowings up to $2.0 billion. In connection with the programs, we have a back-up credit facility with a consortium of banks for borrowings up to $2.0 billion. As of January 30, 2011, there were no borrowings outstanding under the commercial paper programs or the related credit facility. The credit facility expires in July 2013 and contains various restrictive covenants. As of January 30, 2011, we were in compliance with all of the covenants, and they are not expected to impact our liquidity or capital resources.

We use capital and operating leases to finance a portion of our real estate, including our stores, distribution centers and store support centers. The net present value of capital lease obligations is reflected in our Consolidated Balance Sheets in Long-Term Debt and Current Installments of Long-Term Debt. In accordance with generally accepted accounting principles, the operating leases are not reflected in our Consolidated Balance Sheets. As of the end of fiscal 2010, our long-term debt-to-equity ratio was 46.1% compared to 44.7% at the end of fiscal 2009.

As of January 30, 2011, we guaranteed a $1.0 billion senior secured amortizing term loan in connection with the sale of HD Supply. We are responsible for up to $1.0 billion and any unpaid interest in the event of nonpayment by HD Supply. As reported in the quarterly report on Form 10-Q of HD Supply for the period ended October 31, 2010, the outstanding balance of this term loan as of October 31, 2010 was $940 million. The guaranteed loan is collateralized by certain assets of HD Supply. The original expiration date of the guarantee was August 30, 2012. On March 19, 2010, we amended the guarantee to extend the expiration date to April 1, 2014. The fair value of the guarantee at August 30, 2007 was $16 million and was recorded as a liability in Other Long-Term Liabilities. The extension of the guarantee increased the fair value of the guarantee to $67 million, resulting in a $51 million charge to Interest and Other, net, for fiscal 2010.

As of January 30, 2011, we had $545 million in Cash and Cash Equivalents. We believe that our current cash position, access to the debt capital markets and cash flow generated from operations should be sufficient to enable us to complete our capital expenditure programs and fund dividend payments, share repurchases and any required long-term debt payments through the next several fiscal years. In addition, we have funds available from our commercial paper programs and the ability to obtain alternative sources of financing. Subsequent to the end of fiscal 2010, we repaid $1.0 billion of 5.20% Senior Notes that were due March 1, 2011. We issued commercial paper to repay the 5.20% Senior Notes and plan to refinance this debt in the first quarter of fiscal 2011.

At January 30, 2011, we had outstanding interest rate swaps, accounted for as fair value hedges, that expire on December 16, 2013 with a notional amount of $1.25 billion that swap fixed rate interest on our $1.25 billion 5.25% Senior Notes for variable interest equal to LIBOR plus 259 basis points. At January 30, 2011, the approximate fair value of these agreements was an asset of $47 million, which is the estimated amount we would have received to settle the agreements.

In May 2010, we entered into a forward starting interest rate swap agreement with a notional amount of $500 million, accounted for as cash flow hedge, to hedge interest rate fluctuations in anticipation of issuing long-term debt to refinance debt maturing in fiscal 2011. At January 30, 2011, the approximate fair market value of this agreement was a liability of $2 million, which is the estimated amount we would have paid to settle the agreement.

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

In fiscal 2009 and 2010, we entered into forward starting interest rate swap agreements with a combined notional amount of $1.0 billion to hedge interest rate fluctuations in anticipation of the September 2010 issuance, which were accounted for as cash flow hedges. Upon the September 2010 issuance, we paid $193 million to settle these forward starting interest rate swap agreements. This amount, net of income taxes, is included in Accumulated Other Comprehensive Income and is being amortized to Interest Expense over the lives of the Senior Notes issued in September 2010.

In March 2011, we entered into an interest rate swap, accounted for as a fair value hedge, that expires on March 1, 2016 with a notional amount of $500 million that swaps fixed rate interest on our $500 million 5.40% Senior Notes due March 1, 2016 for variable interest equal to LIBOR plus 300 basis points.

Off-Balance Sheet Arrangements

In accordance with generally accepted accounting principles, operating leases for a portion of our real estate and other assets are not reflected in our Consolidated Balance Sheets.

Contractual Obligations

The following table summarizes our significant contractual obligations as of January 30, 2011 (amounts in millions):

	Payments Due by Fiscal Year
Contractual Obligations	Total	2011	2012-2013	2014-2015	Thereafter
Total Debt(1)	$15,953	$1,452	$2,135	$780	$11,586
Capital Lease Obligations(2)	1,259	114	192	179	774
Operating Leases	8,181	783	1,338	1,125	4,935
Purchase Obligations(3)	4,352	1,711	1,741	900	—
Unrecognized Tax Benefits(4)	63	63	—	—	—

Total	$29,808	$4,123	$5,406	$2,984	$17,295

(1)	Excludes present value of capital lease obligations of $452 million. Includes $6.7 billion of interest payments.

(2)	Includes $807 million of imputed interest.

(3)	Purchase obligations include all legally binding contracts such as firm commitments for inventory purchases, utility purchases, capital expenditures, software acquisitions and license commitments and legally binding service contracts. Purchase orders that are not binding agreements are excluded from the table above.

(4)	Excludes $599 million of noncurrent unrecognized tax benefits due to uncertainty regarding the timing of future cash payments.

Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk results primarily from fluctuations in interest rates. Interest rate swap agreements are used, at times, to manage our fixed/floating rate debt portfolio. At January 30, 2011, after giving consideration to our interest rate swap agreements, approximately 87% of our debt portfolio was comprised of fixed-rate debt and 13% was floating-rate debt. A 1.0 percentage point change in the interest costs of floating-rate debt would not have a material impact on our results of operations.

As of January 30, 2011 we had, net of discounts, $9.3 billion of Senior Notes outstanding. The aggregate market value of the publicly traded Senior Notes as of January 30, 2011 was approximately $9.8 billion.

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

Revenues

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

Merchandise Inventories

Our Merchandise Inventories are stated at the lower of cost (first-in, first-out) or market, with approximately 80% valued under the retail inventory method and the remainder under a cost method. Retailers like us, with many different types of merchandise at low unit cost and a large number of transactions, frequently use the retail inventory method. Under the retail inventory method, Merchandise Inventories are stated at cost, which is determined by applying a cost-to-retail ratio to the ending retail value of inventories. As our inventory retail value is adjusted regularly to reflect market conditions, our inventory valued under the retail method approximates the lower of cost or market. We evaluate our inventory valued under a cost method at the end of each quarter to ensure that it is carried at the lower of cost or market. The valuation allowance for Merchandise Inventories valued under a cost method was not material to our Consolidated Financial Statements as of the end of fiscal 2010 or 2009.

Independent physical inventory counts or cycle counts are taken on a regular basis in each store and distribution center to ensure that amounts reflected in the accompanying Consolidated Financial Statements for Merchandise Inventories are properly stated. During the period between physical inventory counts in our stores, we accrue for estimated losses related to shrink on a store-by-store basis. Shrink (or in the case of excess inventory, “swell”) is the difference between the recorded amount of inventory and the physical inventory. Shrink may occur due to theft, loss, inaccurate records for the receipt of inventory or deterioration of goods, among other things. We estimate shrink as a percent of Net Sales using the average shrink results from the previous two physical inventories. The estimates are evaluated quarterly and adjusted based on recent shrink results and current trends in the business. Actual shrink results did not vary materially from estimated amounts for fiscal 2010, 2009 or 2008.

Self-Insurance

We are self-insured for certain losses related to general liability, workers’ compensation, medical, product liability and automobile claims. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates, and is reviewed by management and third-party actuaries on a regular basis to ensure that the liability is appropriate. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity or frequency of claims, medical cost inflation, or fluctuations in premiums, differ from our estimates, our results of operations could be impacted. Actual results related to these types of claims did not vary materially from estimated amounts for fiscal 2010, 2009 or 2008.

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

As part of our Rationalization Charges, we recorded no asset impairments in fiscal 2010 and 2009 and recorded $580 million of asset impairments in fiscal 2008. Also as part of our Rationalization Charges, we recorded no lease obligation costs in fiscal 2010 and recorded $84 million and $252 million of lease obligation costs in fiscal 2009 and 2008, respectively. See Note 2 to the Consolidated Financial Statements for more details on the

Rationalization Charges. A 10% decrease in estimated sublease income and a 10% increase in the time required to sublease would not have a material impact on our results of operations. We also recorded impairments and other lease obligation costs on other closings and relocations in the ordinary course of business, which were not material to the Consolidated Financial Statements in fiscal 2010, 2009 and 2008.

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

We amortize the cost of other intangible assets over their estimated useful lives, which range up to 20 years, unless such lives are deemed indefinite. Intangible assets with indefinite lives are tested in the third quarter of each fiscal year for impairment, or more often if indicators warrant. Impairment charges related to goodwill and other intangible assets were not material for fiscal 2010, 2009 or 2008.

Recent Accounting Pronouncements

In June 2009, the FASB issued “Amendments to FASB Interpretation No. 46(R)” (“FASB ASC 810-10”), which clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. FASB ASC 810-10 requires ongoing reassessments of whether a company is the primary beneficiary of a variable interest entity and eliminates the qualifying special purpose entity concept. FASB ASC 810-10 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This guidance was effective for annual reporting periods beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. This guidance did not have a material impact on our consolidated financial statements.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 30, 2011 based on the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of January 30, 2011 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of January 30, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included on page 30 in this Form 10-K.

/s/ FRANCIS S. BLAKE	/s/ CAROL B. TOMÉ
Francis S. Blake Chairman & Chief Executive Officer	Carol B. Tomé Chief Financial Officer & Executive Vice President – Corporate Services

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Home Depot, Inc.:

We have audited The Home Depot Inc.’s internal control over financial reporting as of January 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Home Depot Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, The Home Depot, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of The Home Depot, Inc. and subsidiaries as of January 30, 2011 and January 31, 2010, and the related Consolidated Statements of Earnings, Stockholders’ Equity and Comprehensive Income, and Cash Flows for each of the fiscal years in the three-year period ended January 30, 2011, and our report dated March 24, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Atlanta, Georgia

March 24, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Home Depot, Inc.:

We have audited the accompanying Consolidated Balance Sheets of The Home Depot, Inc. and subsidiaries as of January 30, 2011 and January 31, 2010, and the related Consolidated Statements of Earnings, Stockholders’ Equity and Comprehensive Income, and Cash Flows for each of the fiscal years in the three-year period ended January 30, 2011. These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of The Home Depot, Inc. and subsidiaries as of January 30, 2011 and January 31, 2010, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended January 30, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Home Depot, Inc.’s internal control over financial reporting as of January 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 24, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Atlanta, Georgia

March 24, 2011

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Fiscal Year Ended(1)
amounts in millions, except per share data	January 30, 2011	January 31, 2010	February 1, 2009
NET SALES	$67,997	$66,176	$71,288
Cost of Sales	44,693	43,764	47,298

GROSS PROFIT	23,304	22,412	23,990
Operating Expenses:
Selling, General and Administrative	15,849	15,902	17,846
Depreciation and Amortization	1,616	1,707	1,785

Total Operating Expenses	17,465	17,609	19,631

OPERATING INCOME	5,839	4,803	4,359
Interest and Other (Income) Expense:
Interest and Investment Income	(15)	(18)	(18)
Interest Expense	530	676	624
Other	51	163	163

Interest and Other, net	566	821	769

EARNINGS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	5,273	3,982	3,590
Provision for Income Taxes	1,935	1,362	1,278

EARNINGS FROM CONTINUING OPERATIONS	3,338	2,620	2,312
EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	-	41	(52)

NET EARNINGS	$3,338	$2,661	$2,260

Weighted Average Common Shares	1,648	1,683	1,682
BASIC EARNINGS PER SHARE FROM CONTINUING OPERATIONS	$2.03	$1.56	$1.37
BASIC EARNINGS (LOSS) PER SHARE FROM DISCONTINUED OPERATIONS	$-	$0.02	$(0.03)
BASIC EARNINGS PER SHARE	$2.03	$1.58	$1.34

Diluted Weighted Average Common Shares	1,658	1,692	1,686
DILUTED EARNINGS PER SHARE FROM CONTINUING OPERATIONS	$2.01	$1.55	$1.37
DILUTED EARNINGS (LOSS) PER SHARE FROM DISCONTINUED OPERATIONS	$-	$0.02	$(0.03)
DILUTED EARNINGS PER SHARE	$2.01	$1.57	$1.34

(1)	Fiscal years ended January 30, 2011, January 31, 2010 and February 1, 2009 include 52 weeks.

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

amounts in millions, except share and per share data	January 30, 2011	January 31, 2010
ASSETS
Current Assets:
Cash and Cash Equivalents	$545	$1,421
Receivables, net	1,085	964
Merchandise Inventories	10,625	10,188
Other Current Assets	1,224	1,327

Total Current Assets	13,479	13,900

Property and Equipment, at cost:
Land	8,497	8,451
Buildings	17,606	17,391
Furniture, Fixtures and Equipment	9,687	9,091
Leasehold Improvements	1,373	1,383
Construction in Progress	654	525
Capital Leases	568	504

	38,385	37,345
Less Accumulated Depreciation and Amortization	13,325	11,795

Net Property and Equipment	25,060	25,550

Notes Receivable	139	33
Goodwill	1,187	1,171
Other Assets	260	223

Total Assets	$40,125	$40,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$4,717	$4,863
Accrued Salaries and Related Expenses	1,290	1,263
Sales Taxes Payable	368	362
Deferred Revenue	1,177	1,158
Income Taxes Payable	13	108
Current Installments of Long-Term Debt	1,042	1,020
Other Accrued Expenses	1,515	1,589

Total Current Liabilities	10,122	10,363

Long-Term Debt, excluding current installments	8,707	8,662
Other Long-Term Liabilities	2,135	2,140
Deferred Income Taxes	272	319

Total Liabilities	21,236	21,484

STOCKHOLDERS’ EQUITY
Common Stock, par value $0.05; authorized: 10 billion shares; issued: 1.722 billion shares at January 30, 2011 and 1.716 billion shares at January 31, 2010; outstanding: 1.623 billion shares at January 30, 2011 and 1.698 billion shares at January 31, 2010	86	86
Paid-In Capital	6,556	6,304
Retained Earnings	14,995	13,226
Accumulated Other Comprehensive Income	445	362
Treasury Stock, at cost, 99 million shares at January 30, 2011 and 18 million shares at January 31, 2010	(3,193)	(585)

Total Stockholders’ Equity	18,889	19,393

Total Liabilities and Stockholders’ Equity	$40,125	$40,877

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Stockholders’ Equity	Total Comprehensive Income
amounts in millions, except per share data	Shares	Amount				Shares	Amount
BALANCE, FEBRUARY 3, 2008	1,698	$85	$5,800	$11,388	$755	(8)	$(314)	$17,714

Net Earnings	—	—	—	2,260	—	—	—	2,260	$2,260
Shares Issued Under Employee Stock Plans	9	—	68	—	—	—	—	68
Tax Effect of Sale of Option Shares by Employees	—	—	7	—	—	—	—	7
Translation Adjustments	—	—	—	—	(831)	—	—	(831)	(831)
Cash Flow Hedges, net of tax	—	—	—	—	(1)	—	—	(1)	(1)
Stock Options, Awards and Amortization of Restricted Stock	—	—	176	—	—	—	—	176
Repurchases of Common Stock	—	—	—	—	—	(3)	(70)	(70)
Cash Dividends ($0.90 per share)	—	—	—	(1,521)	—	—	—	(1,521)
Other	—	—	(3)	(34)	—	—	12	(25)

Comprehensive Income									$1,428

BALANCE, FEBRUARY 1, 2009	1,707	$85	$6,048	$12,093	$(77)	(11)	$(372)	$17,777

Net Earnings	—	—	—	2,661	—	—	—	2,661	$2,661
Shares Issued Under Employee Stock Plans	9	1	57	—	—	—	—	58
Tax Effect of Sale of Option Shares by Employees	—	—	(2)	—	—	—	—	(2)
Translation Adjustments	—	—	—	—	426	—	—	426	426
Cash Flow Hedges, net of tax	—	—	—	—	11	—	—	11	11
Stock Options, Awards and Amortization of Restricted Stock	—	—	201	—	—	—	—	201
Repurchases of Common Stock	—	—	—	—	—	(7)	(213)	(213)
Cash Dividends ($0.90 per share)	—	—	—	(1,525)	—	—	—	(1,525)
Other	—	—	—	(3)	2	—	—	(1)	2

Comprehensive Income									$3,100

BALANCE, JANUARY 31, 2010	1,716	$86	$6,304	$13,226	$362	(18)	$(585)	$19,393

Net Earnings	—	—	—	3,338	—	—	—	3,338	$3,338
Shares Issued Under Employee Stock Plans	6	—	42	—	—	—	—	42
Tax Effect of Sale of Option Shares by Employees	—	—	2	—	—	—	—	2
Translation Adjustments	—	—	—	—	206	—	—	206	206
Cash Flow Hedges, net of tax	—	—	—	—	(116)	—	—	(116)	(116)
Stock Options, Awards and Amortization of Restricted Stock	—	—	214	—	—	—	—	214
Repurchases of Common Stock	—	—	—	—	—	(81)	(2,608)	(2,608)
Cash Dividends ($0.945 per share)	—	—	—	(1,569)	—	—	—	(1,569)
Other	—	—	(6)	—	(7)	—	—	(13)	(7)

Comprehensive Income									$3,421

BALANCE, JANUARY 30, 2011	1,722	$86	$6,556	$14,995	$445	(99)	$(3,193)	$18,889

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended(1)
amounts in millions	January 30, 2011	January 31, 2010	February 1, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$3,338	$2,661	$2,260
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,718	1,806	1,902
Impairment Related to Rationalization Charges	—	—	580
Impairment of Investment	—	163	163
Stock-Based Compensation Expense	214	201	176
Changes in Assets and Liabilities:
(Increase) Decrease in Receivables, net	(102)	(23)	121
(Increase) Decrease in Merchandise Inventories	(355)	625	743
Decrease (Increase) in Other Current Assets	12	4	(7)
(Decrease) Increase in Accounts Payable and Accrued Expenses	(133)	59	(646)
Increase (Decrease) in Deferred Revenue	10	(21)	(292)
(Decrease) Increase in Income Taxes Payable	(85)	(174)	262
Increase (Decrease) in Deferred Income Taxes	104	(227)	(282)
(Decrease) Increase in Other Long-Term Liabilities	(61)	(19)	306
Other	(75)	70	242

Net Cash Provided by Operating Activities	4,585	5,125	5,528

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures, net of $62, $10 and $37 of non-cash capital expenditures in fiscal 2010, 2009 and 2008, respectively	(1,096)	(966)	(1,847)
Proceeds from Sales of Property and Equipment	84	178	147
Purchases of Investments	—	—	(168)
Proceeds from Sales and Maturities of Investments	—	33	139

Net Cash Used in Investing Activities	(1,012)	(755)	(1,729)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of Short-Term Borrowings, net	—	—	(1,732)
Proceeds from Long-Term Borrowings, net of discount	998	—	—
Repayments of Long-Term Debt	(1,029)	(1,774)	(313)
Repurchases of Common Stock	(2,608)	(213)	(70)
Proceeds from Sales of Common Stock	104	73	84
Cash Dividends Paid to Stockholders	(1,569)	(1,525)	(1,521)
Other Financing Activities	(347)	(64)	(128)

Net Cash Used in Financing Activities	(4,451)	(3,503)	(3,680)

(Decrease) Increase in Cash and Cash Equivalents	(878)	867	119
Effect of Exchange Rate Changes on Cash and Cash Equivalents	2	35	(45)
Cash and Cash Equivalents at Beginning of Year	1,421	519	445

Cash and Cash Equivalents at End of Year	$545	$1,421	$519

SUPPLEMENTAL DISCLOSURE OF CASH PAYMENTS MADE FOR:
Interest, net of interest capitalized	$579	$664	$622
Income Taxes	$2,067	$2,082	$1,265

(1)	Fiscal years ended January 30, 2011, January 31, 2010 and February 1, 2009 include 52 weeks.

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business, Consolidation and Presentation

The Home Depot, Inc. and its subsidiaries (the “Company”) operate The Home Depot stores, which are full-service, warehouse-style stores averaging approximately 105,000 square feet in size. The stores stock approximately 30,000 to 40,000 different kinds of building materials, home improvement supplies and lawn and garden products that are sold to do-it-yourself customers, do-it-for-me customers and professional customers. At the end of fiscal 2010, the Company was operating 2,248 stores, which included 1,976 The Home Depot stores in the United States, including the Commonwealth of Puerto Rico and the territories of the U.S. Virgin Islands and Guam (“U.S.”), 179 The Home Depot stores in Canada, 85 The Home Depot stores in Mexico and 8 The Home Depot stores in China. The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31. Fiscal years ended January 30, 2011 (“fiscal 2010”), January 31, 2010 (“fiscal 2009”) and February 1, 2009 (“fiscal 2008”) include 52 weeks.

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

Short-Term Investments

Short-term investments are recorded at fair value based on current market rates and are classified as available-for-sale. The Company’s short-term investments are included in Other Current Assets in the accompanying Consolidated Balance Sheets.

Accounts Receivable

The Company has an agreement with a third-party service provider who directly extends credit to customers, manages the Company’s private label credit card program and owns the related receivables. The Company evaluated the third-party entities holding the receivables under the program and concluded that they should not be consolidated by the Company. The agreement with the third-party service provider expires in 2018, with the Company having the option, but no obligation, to purchase the receivables at the end of the agreement. The deferred interest charges incurred by the Company for its deferred financing programs offered to its customers are included in Cost of Sales. The interchange fees charged to the Company for the customers’ use of the cards and the profit sharing with the third-party administrator are included in Selling, General and Administrative expenses (“SG&A”). The sum of the three is referred to by the Company as “the cost of credit” of the private label credit card program.

In addition, certain subsidiaries of the Company extend credit directly to customers in the ordinary course of business. The receivables due from customers were $42 million and $38 million as of January 30, 2011 and January 31, 2010, respectively. The Company’s valuation reserve related to accounts receivable was not material to the Consolidated Financial Statements of the Company as of the end of fiscal 2010 or 2009.

Merchandise Inventories

The majority of the Company’s Merchandise Inventories are stated at the lower of cost (first-in, first-out) or market, as determined by the retail inventory method. As the inventory retail value is adjusted regularly to reflect market conditions, the inventory valued using the retail method approximates the lower of cost or market. Certain subsidiaries, including retail operations in Canada, Mexico and China, and distribution centers, record Merchandise Inventories at the lower of cost or market, as determined by a cost method. These Merchandise Inventories represent approximately 20% of the total Merchandise Inventories balance. The Company evaluates the inventory valued using a cost method at the end of each quarter to ensure that it is carried at the lower of cost or market. The valuation allowance for Merchandise Inventories valued under a cost method was not material to the Consolidated Financial Statements of the Company as of the end of fiscal 2010 or 2009.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. The Company provides for federal, state and foreign income taxes currently payable, as well as for those deferred due to timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates is recognized as income or expense in the period that includes the enactment date.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

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

Life
Buildings	5 – 45 years
Furniture, Fixtures and Equipment	2 – 20 years
Leasehold Improvements	5 – 45 years

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

Revenues

The Company recognizes revenue, net of estimated returns and sales tax, at the time the customer takes possession of merchandise or receives services. The liability for sales returns is estimated based on historical return levels. When the Company receives payment from customers before the customer has taken possession of the merchandise or the service has been performed, the amount received is recorded as Deferred Revenue in the accompanying Consolidated Balance Sheets until the sale or service is complete. The Company also records Deferred Revenue for the sale of gift cards and recognizes this revenue upon the redemption of gift cards in Net Sales. Gift card breakage income is recognized based upon historical redemption patterns and represents the balance of gift cards for which the Company believes the likelihood of redemption by the customer is remote. During fiscal 2010, 2009 and 2008, the Company recognized $46 million, $40 million and $37 million, respectively, of gift card breakage income. This income is included in the accompanying Consolidated Statements of Earnings as a reduction in SG&A.

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

All payments received prior to the completion of services are recorded in Deferred Revenue in the accompanying Consolidated Balance Sheets. Services revenue was $2.7 billion, $2.6 billion and $3.1 billion for fiscal 2010, 2009 and 2008, respectively.

Self-Insurance

The Company is self-insured for certain losses related to general liability, workers’ compensation, medical, product liability and automobile claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. The expected ultimate cost of claims is estimated based upon analysis of historical data and actuarial estimates.

Prepaid Advertising

Television and radio advertising production costs, along with media placement costs, are expensed when the advertisement first appears. Amounts included in Other Current Assets in the accompanying Consolidated Balance Sheets relating to prepayments of production costs for print and broadcast advertising as well as sponsorship promotions were not material at the end of fiscal 2010 and 2009.

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

Volume rebates and certain advertising co-op allowances earned are initially recorded as a reduction in Merchandise Inventories and a subsequent reduction in Cost of Sales when the related product is sold. Certain advertising co-op allowances that are reimbursements of specific, incremental and identifiable costs incurred to promote vendors’ products are recorded as an offset against advertising expense. In fiscal 2010, 2009 and 2008, gross advertising expense was $864 million, $897 million and $1.0 billion, respectively, and is included in SG&A. Specific, incremental and identifiable advertising co-op allowances were $90 million, $105 million and $107 million for fiscal 2010, 2009 and 2008, respectively, and are recorded as an offset to advertising expense in SG&A.

Cost of Sales

Cost of Sales includes the actual cost of merchandise sold and services performed, the cost of transportation of merchandise from vendors to the Company’s stores, locations or customers, the operating cost of the Company’s sourcing and distribution network and the cost of deferred interest programs offered through the Company’s private label credit card program.

The cost of handling and shipping merchandise from the Company’s stores, locations or distribution centers to the customer is classified as SG&A. The cost of shipping and handling, including internal costs and payments to third parties, classified as SG&A was $438 million, $426 million and $501 million in fiscal 2010, 2009 and 2008, respectively.

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

As part of its Rationalization Charges, the Company recorded no asset impairments in fiscal 2010 and 2009 and recorded $580 million of asset impairments in fiscal 2008. Also as part of its Rationalization Charges, the Company recorded no lease obligation costs in fiscal 2010 and recorded $84 million and $252 million of lease obligation costs in fiscal 2009 and 2008, respectively. See Note 2 for more details on the Rationalization Charges. The Company also recorded impairments and other lease obligation costs on other closings and relocations in the ordinary course of business, which were not material to the Consolidated Financial Statements in fiscal 2010, 2009 and 2008.

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

The Company amortizes the cost of other intangible assets over their estimated useful lives, which range up to 20 years, unless such lives are deemed indefinite. Intangible assets with indefinite lives are tested in the third quarter of each fiscal year for impairment, or more often if indicators warrant. Impairment charges related to goodwill and other intangible assets were not material for fiscal 2010, 2009 or 2008.

Stock-Based Compensation

The per share weighted average fair value of stock options granted during fiscal 2010, 2009 and 2008 was $6.70, $6.61 and $6.46, respectively. The fair value of these options was determined at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Year Ended
	January 30, 2011	January 31, 2010	February 1, 2009
Risk-free interest rate	3.1%	2.3%	2.9%
Assumed volatility	26.4%	41.5%	33.8%
Assumed dividend yield	2.9%	3.9%	3.5%
Assumed lives of option	5 years	6 years	6 years

Derivatives

The Company uses derivative financial instruments from time to time in the management of its interest rate exposure on long-term debt and its exposure on foreign currency fluctuations. The Company accounts for its derivative financial instruments in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 815-10. The fair value of the Company’s derivative financial instruments is discussed in Note 11.

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

Segment Information

The Company operates within a single reportable segment primarily within North America. Net Sales for the Company outside of the U.S. were $7.5 billion, $7.0 billion and $7.4 billion for fiscal 2010, 2009 and 2008, respectively. Long-lived assets outside of the U.S. totaled $3.2 billion and $3.0 billion as of January 30, 2011 and January 31, 2010, respectively.

Reclassifications

Certain amounts in prior fiscal years have been reclassified to conform with the presentation adopted in the current fiscal year.

2.	RATIONALIZATION CHARGES

In fiscal 2008, the Company reduced its square footage growth plans to improve free cash flow, provide stronger returns for the Company and invest in its existing stores to continue improving the customer experience. As a result of this store rationalization plan, the Company determined that it would no longer pursue the opening of approximately 50 U.S. stores that had been in its new store pipeline. The Company expects to dispose of or sublet any remaining pipeline locations over varying periods. The Company also closed 15 underperforming U.S. stores in the second quarter of fiscal 2008, and the Company expects to dispose of or sublet any remaining locations over varying periods.

Also in fiscal 2008, the Company announced that it would exit its EXPO, THD Design Center, Yardbirds and HD Bath businesses (the “Exited Businesses”) in order to focus on its core The Home Depot stores. The Company closed the Exited Businesses in the first quarter of fiscal 2009 and expects to dispose of or sublet any remaining locations over varying periods. These steps impacted approximately 5,000 associates in those locations, their support functions and their distribution centers.

Finally, in January 2009 the Company also restructured its support functions to better align the Company’s cost structure. These actions impacted approximately 2,000 associates.

The Company did not incur any material charges related to these actions (collectively, the “Rationalization Charges”) in fiscal 2010 and recognized $146 million and $951 million in total pretax charges for fiscal 2009 and 2008, respectively. The Company does not expect any further material charges related to these actions.

Activity related to Rationalization Charges for fiscal 2010, 2009 and 2008 was as follows (amounts in millions):

	Asset Impairments	Lease Obligation Costs, net	Severance	Other	Total
Fiscal 2008 Charges	$580	$252	$78	$41	$951
Cash Uses	—	39	6	18	63
Non-cash Activity	542	—	—	3	545

Accrued Balance at February 1, 2009	38	213	72	20	343

Fiscal 2009 Charges	—	84	8	54	146
Cash Uses	—	106	80	71	257
Non-cash Activity	15	—	—	3	18

Accrued Balance at January 31, 2010	23	191	—	—	214

Cash Uses	—	42	—	—	42
Non-cash Activity	19	(9)	—	—	10

Accrued Balance at January 30, 2011	$4	$158	$—	$—	$162

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

4.	HD SUPPLY DISPOSITION

On August 30, 2007, the Company closed the sale of HD Supply, Inc. In accordance with FASB ASC 360-10, the Company reclassified the results of HD Supply as discontinued operations in its Consolidated Statements of Earnings for all periods presented. Settlement of working capital matters arising from the sale of HD Supply resulted in earnings from discontinued operations of $41 million, net of tax, in fiscal 2009 and a loss from discontinued operations of $52 million, net of tax, in fiscal 2008.

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

Also in connection with the sale, the Company guaranteed a $1.0 billion senior secured amortizing term loan of HD Supply. The Company is responsible for up to $1.0 billion and any unpaid interest in the event of nonpayment by HD Supply. As reported in the quarterly report on Form 10-Q of HD Supply for the period ended October 31, 2010, the outstanding balance of this term loan as of October 31, 2010 was $940 million. The guaranteed loan is collateralized by certain assets of HD Supply. The original expiration date of the guarantee was August 30, 2012. On March 19, 2010, the Company amended the guarantee to extend the expiration date to April 1, 2014. The fair value of the guarantee at August 30, 2007 was $16 million and was recorded as a liability of the Company in Other Long-Term Liabilities. The extension of the guarantee increased the fair value of the guarantee to $67 million, resulting in a $51 million charge to Interest and Other, net, for fiscal 2010.

5.	DEBT

The Company has commercial paper programs that allow for borrowings up to $2.0 billion. All of the Company’s short-term borrowings in fiscal 2010 and 2009 were under these commercial paper programs. In connection with the commercial paper programs, the Company has a back-up credit facility with a consortium of banks for borrowings up to $2.0 billion. The credit facility expires in July 2013 and contains various restrictive covenants. At January 30, 2011, the Company was in compliance with all of the covenants, and they are not expected to impact the Company’s liquidity or capital resources.

Short-Term Debt under the commercial paper programs was as follows (amounts in millions):

	January 30, 2011	January 31, 2010
Balance outstanding at fiscal year-end	$—	$—
Maximum amount outstanding at any month-end	$—	$190
Average daily short-term borrowings	$5	$55
Weighted average interest rate	0.4%	1.1%

The Company’s Long-Term Debt at the end of fiscal 2010 and 2009 consisted of the following (amounts in millions):

	January 30, 2011	January 31, 2010
4.625% Senior Notes; due August 15, 2010; interest payable semi-annually on February 15 and August 15	$—	$999
5.20% Senior Notes; due March 1, 2011; interest payable semi-annually on March 1 and September 1	1,000	1,000
5.25% Senior Notes; due December 16, 2013; interest payable semi-annually on June 16 and December 16	1,297	1,258
5.40% Senior Notes; due March 1, 2016; interest payable semi-annually on March 1 and September 1	3,033	3,040
3.95% Senior Notes; due September 15, 2020; interest payable semi-annually on March 15 and September 15	499	—
5.875% Senior Notes; due December 16, 2036; interest payable semi-annually on June 16 and December 16	2,960	2,960
5.40% Senior Notes; due September 15, 2040; interest payable semi-annually on March 15 and September 15	499	—
Capital Lease Obligations; payable in varying installments through January 31, 2055	452	408
Other	9	17

Total debt	9,749	9,682
Less current installments	1,042	1,020

Long-Term Debt, excluding current installments	$8,707	$8,662

At January 30, 2011, the Company had outstanding interest rate swaps, accounted for as fair value hedges, that expire on December 16, 2013 with a notional amount of $1.25 billion that swap fixed rate interest on the Company’s $1.25 billion 5.25% Senior Notes for variable interest equal to LIBOR plus 259 basis points. At January 30, 2011, the approximate fair value of these agreements was an asset of $47 million, which is the estimated amount the Company would have received to settle the agreements and is included in Other Assets in the accompanying Consolidated Balance Sheets.

In May 2010, the Company entered into a forward starting interest rate swap agreement with a notional amount of $500 million, accounted for as a cash flow hedge, to hedge interest rate fluctuations in anticipation of issuing long-

term debt to refinance debt maturing in fiscal 2011. At January 30, 2011, the approximate fair market value of this agreement was a liability of $2 million, which is the estimated amount the Company would have paid to settle the agreement and is included in Other Long-Term Liabilities in the accompanying Consolidated Balance Sheets.

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

In fiscal 2009 and 2010, the Company entered into forward starting interest rate swap agreements with a combined notional amount of $1.0 billion to hedge interest rate fluctuations in anticipation of the September 2010 issuance, which were accounted for as cash flow hedges. Upon the September 2010 issuance, the Company paid $193 million to settle these forward starting interest rate swap agreements. This amount, net of income taxes, is included in Accumulated Other Comprehensive Income and is being amortized to Interest Expense over the lives of the Senior Notes issued in September 2010.

During fiscal 2007 and 2008, the Company entered into interest rate swaps, accounted for as fair value hedges, with notional amounts of $3.0 billion, that swapped fixed rate interest on the Company’s $3.0 billion 5.40% Senior Notes due March 1, 2016 for variable rate interest equal to LIBOR plus 60 to 149 basis points. In fiscal 2008, the Company received $56 million to settle these swaps, which is being amortized to reduce net Interest Expense over the remaining term of the debt.

The Senior Notes may be redeemed by the Company at any time, in whole or in part, at a redemption price plus accrued interest up to the redemption date. The redemption price is equal to the greater of (1) 100% of the principal amount of the Senior Notes to be redeemed, or (2) the sum of the present values of the remaining scheduled payments of principal and interest to maturity.

Additionally, if a Change in Control Triggering Event occurs, as defined by the terms of the September 2010 Issuance and the 5.25% Senior Notes and the 5.875% Senior Notes issuance (together, the “December 2006 Issuance”), holders of the September 2010 Issuance and the December 2006 Issuance have the right to require the Company to redeem those notes at 101% of the aggregate principal amount of the notes plus accrued interest up to the redemption date.

The Company is generally not limited under the indenture governing the Senior Notes in its ability to incur additional indebtedness or required to maintain financial ratios or specified levels of net worth or liquidity. Further, while the indenture governing the Senior Notes contains various restrictive covenants, none is expected to impact the Company’s liquidity or capital resources.

At January 30, 2011, the Company had outstanding cross currency swap agreements with a notional amount of $590 million, accounted for as cash flow hedges, to hedge foreign currency fluctuations on certain intercompany debt. At January 30, 2011, the approximate fair value of these agreements was a liability of $38 million, which is the estimated amount the Company would have paid to settle the agreements and is included in Other Long-Term Liabilities in the accompanying Consolidated Balance Sheets.

Interest Expense in the accompanying Consolidated Statements of Earnings is net of interest capitalized of $3 million, $4 million and $20 million in fiscal 2010, 2009 and 2008, respectively. Maturities of Long-Term Debt are $1.0 billion for fiscal 2011, $29 million for fiscal 2012, $1.3 billion for fiscal 2013, $28 million for fiscal 2014, $26 million for fiscal 2015 and $7.3 billion thereafter.

6.	INCOME TAXES

The components of Earnings from Continuing Operations before Provision for Income Taxes for fiscal 2010, 2009 and 2008 were as follows (amounts in millions):

	Fiscal Year Ended
	January 30, 2011	January 31, 2010	February 1, 2009
United States	$4,854	$3,586	$3,136
Foreign	419	396	454

Total	$5,273	$3,982	$3,590

The Provision for Income Taxes consisted of the following (amounts in millions):

	Fiscal Year Ended
	January 30, 2011	January 31, 2010	February 1, 2009
Current:
Federal	$1,478	$1,157	$1,283
State	181	184	198
Foreign	151	195	85

	1,810	1,536	1,566

Deferred:
Federal	79	(121)	(209)
State	21	(24)	(56)
Foreign	25	(29)	(23)

	125	(174)	(288)

Total	$1,935	$1,362	$1,278

The Company’s combined federal, state and foreign effective tax rates for fiscal 2010, 2009 and 2008, net of offsets generated by federal, state and foreign tax benefits, were approximately 36.7%, 34.2% and 35.6%, respectively.

The reconciliation of the Provision for Income Taxes at the federal statutory rate of 35% to the actual tax expense for the applicable fiscal years was as follows (amounts in millions):

	Fiscal Year Ended
	January 30, 2011	January 31, 2010	February 1, 2009
Income taxes at federal statutory rate	$1,846	$1,394	$1,257
State income taxes, net of federal income tax benefit	131	104	92
Other, net	(42)	(136)	(71)

Total	$1,935	$1,362	$1,278

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of January 30, 2011 and January 31, 2010 were as follows (amounts in millions):

	January 30, 2011	January 31, 2010
Current:
Deferred Tax Assets:
Property and equipment	$64	$85
Accrued self-insurance liabilities	115	109
Other accrued liabilities	196	303
Deferred compensation	393	372

Current Deferred Tax Assets	768	869
Deferred Tax Liabilities:
Accelerated inventory deduction	(106)	(114)
Other	(114)	(111)

Current Deferred Tax Liabilities	(220)	(225)

Current Deferred Tax Assets, net	548	644

Noncurrent:
Deferred Tax Assets:
Accrued self-insurance liabilities	345	338
State income taxes	69	123
Capital loss carryover	141	86
Net operating losses	66	74
Foreign tax credit carry forward	30	65
Impairment of investment	120	114
Other	212	174
Valuation allowance	(66)	(15)

Noncurrent Deferred Tax Assets	917	959
Deferred Tax Liabilities:
Property and equipment	(1,073)	(1,178)
Goodwill and other intangibles	(95)	(88)

Noncurrent Deferred Tax Liabilities	(1,168)	(1,266)

Noncurrent Deferred Tax Liabilities, net	(251)	(307)

Net Deferred Tax Assets	$297	$337

Current deferred tax assets and current deferred tax liabilities are netted by tax jurisdiction and noncurrent deferred tax assets and noncurrent deferred tax liabilities are netted by tax jurisdiction, and are included in the accompanying Consolidated Balance Sheets as follows (amounts in millions):

	January 30, 2011	January 31, 2010
Other Current Assets	$553	$650
Other Assets	21	12
Other Accrued Expenses	(5)	(6)
Deferred Income Taxes	(272)	(319)

Net Deferred Tax Assets	$297	$337

The Company believes that the realization of the deferred tax assets is more likely than not, based upon the expectation that it will generate the necessary taxable income in future periods, and except for certain net operating and capital losses discussed below, no valuation reserves have been provided.

At January 30, 2011, the Company had state and foreign net operating loss carryforwards available to reduce future taxable income, expiring at various dates from 2011 to 2028. Management has concluded that it is more likely than not that the tax benefits related to the net operating losses will be realized. However, certain foreign net operating losses are in jurisdictions where the expiration period is too short to be assured of utilization. Therefore, a valuation allowance has been provided to reduce the deferred tax asset related to net operating losses to an amount that is more likely than not to be realized. Total valuation allowances related to net operating losses at January 30, 2011 and January 31, 2010 were $21 million and $15 million, respectively.

As a result of its sale of HD Supply, the Company incurred a tax loss, resulting in a net capital loss carryover of approximately $397 million as of January 30, 2011. Portions of the net capital loss carryover will expire in fiscal years 2013 through 2015 if not used. The Company has concluded that it is not more likely than not that all of the tax benefits related to the capital loss carryover will be realized based on its ability to generate adequate capital gain income during the carryover period. Therefore, a valuation allowance of $45 million has been provided.

The Company had foreign tax credit carryforwards of $30 million and $65 million as of January 30, 2011 and January 31, 2010, respectively. The foreign tax credit carryforwards will expire in 2020. Management has concluded that it is more likely than not that the tax benefits related to the foreign tax credit carryforwards will be realized based on the Company’s ability to generate foreign source income during the carryforward period. Therefore, no valuation allowance has been provided.

The Company has not provided for U.S. deferred income taxes on approximately $2.0 billion of undistributed earnings of international subsidiaries because of its intention to indefinitely reinvest these earnings outside the U.S. The determination of the amount of the unrecognized deferred U.S. income tax liability related to the undistributed earnings is not practicable; however, unrecognized foreign income tax credits would be available to reduce a portion of this liability.

The Company’s income tax returns are routinely examined by domestic and foreign tax authorities. The Company’s U.S. federal and Canadian tax returns for fiscal years 2005 through 2007 are currently under audit by the IRS and the Canadian tax authorities. There are also ongoing U.S. state and local and other foreign audits covering tax years 2003 to 2009. The Company does not expect the results from any income tax audit to have a material impact on the Company’s financial statements.

The Company believes that certain adjustments under examination by the IRS and in certain states will be agreed upon within the next twelve months. The Company has classified approximately $63 million of the reserve for unrecognized tax benefits as a short-term liability in the accompanying Consolidated Balance Sheets. Final settlement of these audit issues may result in payments that are more or less than these amounts, but the Company does not anticipate the resolution of these matters will result in a material change to its consolidated financial position or results of operations.

Reconciliations of the beginning and ending amount of gross unrecognized tax benefits for continuing operations for fiscal 2010, 2009 and 2008 were as follows (amounts in millions):

	January 30, 2011	January 31, 2010	February 1, 2009
Unrecognized tax benefits balance at beginning of fiscal year	$659	$695	$608
Additions based on tax positions related to the current year	174	55	67
Additions for tax positions of prior years	84	33	231
Reductions for tax positions of prior years	(181)	(28)	(142)
Reductions due to settlements	(65)	(94)	(65)
Reductions due to lapse of statute of limitations	(9)	(2)	(4)

Unrecognized tax benefits balance at end of fiscal year	$662	$659	$695

The amount of unrecognized tax benefits was $298 million, $386 million and $401 million as of January 30, 2011, January 31, 2010 and February 1, 2009, respectively, that if recognized would affect the annual effective income tax rate.

Interest and penalties associated with uncertain tax positions provided income of $32 million in fiscal 2010, expense of $41 million in fiscal 2009 and income of $19 million in fiscal 2008. Total accrued interest and penalties as of January 30, 2011 and January 31, 2010 are $84 million and $138 million, respectively. Interest and penalties are included in Interest Expense and SG&A, respectively, in the accompanying Consolidated Statements of Earnings.

7.	EMPLOYEE STOCK PLANS

The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan (“2005 Plan”) and The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan (“1997 Plan” and collectively with the 2005 Plan, the “Plans”) provide that incentive and non-qualified stock options, stock appreciation rights, restricted shares, performance shares, performance units and deferred shares may be issued to selected associates, officers and directors of the Company. Under the 2005 Plan, the maximum number of shares of the Company’s common stock authorized for issuance is 255 million shares, with any award other than a stock option reducing the number of shares available for issuance by 2.11 shares. As of January 30, 2011, there were 175 million shares available for future grants under the 2005 Plan. No additional equity awards could be issued from the 1997 Plan after the adoption of the 2005 Plan on May 26, 2005.

Under the terms of the Plans, incentive stock options and non-qualified stock options must have an exercise price at or above the fair market value of the Company’s stock on the date of the grant. Typically, incentive stock options and non-qualified stock options vest at the rate of 25% per year commencing on the first or second anniversary date of the grant and expire on the tenth anniversary date of the grant. Certain of the non-qualified stock options also include performance options which vest on the later of the first anniversary date of the grant and the date the closing price of the Company’s common stock has been 25% greater than the exercise price of the options for 30 consecutive trading days. Additionally, certain stock options may become non-forfeitable upon age 60, provided the associate has had five years of continuous service. The Company recognized $20 million, $19 million and $47 million of stock-based compensation expense in fiscal 2010, 2009 and 2008, respectively, related to stock options.

Restrictions on the restricted stock issued under the Plans generally lapse according to one of the following schedules: (1) the restrictions on the restricted stock lapse over various periods up to five years, (2) the restrictions on 25% of the restricted stock lapse upon the third and sixth anniversaries of the date of issuance with the remaining 50% of the restricted stock lapsing upon the associate’s attainment of age 62, or (3) the restrictions on 25% of the restricted stock lapse upon the third and sixth anniversaries of the date of issuance with the remaining 50% of the restricted stock lapsing upon the earlier of the associate’s attainment of age 60 or the tenth anniversary date. The Company has also granted performance shares under the Plans, the payout of which is dependent on either (1) the Company’s total shareholder return percentile ranking compared to the performance of individual companies included in the S&P 500 index at the end of the three-year performance cycle, or (2) the Company’s performance against target average return on invested capital and operating profit over a three-year performance cycle. Additionally, certain awards may become non-forfeitable upon the attainment of age 60, provided the associate has had five years of continuous service. The fair value of the restricted stock and performance shares is expensed over the period during which the restrictions lapse. The Company recorded stock-based compensation expense related to restricted stock and performance shares of $167 million, $158 million and $109 million in fiscal 2010, 2009 and 2008, respectively.

In fiscal 2010, 2009 and 2008, there were an aggregate of 479 thousand, 666 thousand and 641 thousand deferred shares, respectively, granted under the Plans. For associates, each deferred share entitles the individual to one share of common stock to be received up to five years after the grant date of the deferred shares, subject to certain deferral rights of the associate. Additionally, certain awards may become non-forfeitable upon age 60, provided the associate has had five years of continuous service. The Company recorded stock-based compensation expense related to deferred shares of $14 million, $14 million and $9 million in fiscal 2010, 2009 and 2008, respectively.

As of January 30, 2011, there were 2 million non-qualified stock options outstanding under non-qualified stock option plans that are not part of the Plans.

The Company maintains two Employee Stock Purchase Plans (“ESPPs”) (U.S. and non-U.S. plans). The plan for U.S. associates is a tax-qualified plan under Section 423 of the Internal Revenue Code. The non-U.S. plan is not a Section 423 plan. As of January 30, 2011, there were 11 million shares available under the plan for U.S associates and 20 million shares available under the non-U.S. plan. The purchase price of shares under the ESPPs is equal to 85% of the stock’s fair market value on the last day of the purchase period, which is a six-month period ending on December 31 and June 30 of each year. During fiscal 2010, there were 3 million shares purchased under the ESPPs at an average price of $26.50. Under the outstanding ESPPs as of January 30, 2011, employees have contributed $7 million to purchase shares at 85% of the stock’s fair market value on the last day (June 30, 2011) of the purchase period. The Company recognized $13 million, $10 million and $11 million of stock-based compensation expense in fiscal 2010, 2009 and 2008, respectively, related to the ESPPs.

In total, the Company recorded stock-based compensation expense, including the expense of stock options, ESPPs, restricted stock, performance shares and deferred shares, of $214 million, $201 million and $176 million, in fiscal 2010, 2009 and 2008, respectively.

The following table summarizes stock options outstanding at January 30, 2011, January 31, 2010 and February 1, 2009, and changes during the fiscal years ended on these dates (shares in thousands):

	Number of Shares	Weighted Average Exercise Price
Outstanding at February 3, 2008	52,365	$38.98

Granted	5,226	26.09
Exercised	(777)	22.55
Canceled	(4,800)	39.14

Outstanding at February 1, 2009	52,014	$37.91

Granted	4,174	23.29
Exercised	(374)	24.50
Canceled	(6,505)	37.65

Outstanding at January 31, 2010	49,309	$36.81

Granted	3,723	32.24
Exercised	(1,294)	26.63
Canceled	(7,271)	43.95

Outstanding at January 30, 2011	44,467	$35.56

The total intrinsic value of stock options exercised was $9 million, $1 million and $4 million in fiscal 2010, 2009 and 2008, respectively. As of January 30, 2011, there were approximately 44 million stock options outstanding with a weighted average remaining life of four years and an intrinsic value of $51 million. As of January 30, 2011, there were approximately 33 million stock options exercisable with a weighted average exercise price of $38.21, a weighted average remaining life of two years, and an intrinsic value of $49 million. As of January 30, 2011, there were approximately 41 million stock options vested or expected to ultimately vest. As of January 30, 2011, there was $45 million of unamortized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted average period of two years.

The following table summarizes restricted stock and performance shares outstanding at January 30, 2011 (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at February 3, 2008	11,715	$39.14

Granted	7,938	27.14
Restrictions lapsed	(1,251)	34.37
Canceled	(2,115)	34.86

Outstanding at February 1, 2009	16,287	$34.22

Granted	8,257	23.41
Restrictions lapsed	(1,686)	34.65
Canceled	(2,195)	31.84

Outstanding at January 31, 2010	20,663	$30.11

Granted	5,799	32.31
Restrictions lapsed	(5,276)	32.28
Canceled	(1,747)	30.11

Outstanding at January 30, 2011	19,439	$30.18

As of January 30, 2011, there was $259 million of unamortized stock-based compensation expense related to restricted stock and performance shares, which is expected to be recognized over a weighted average period of two years. The total fair value of restricted stock and performance shares vesting during fiscal 2010, 2009 and 2008 was $168 million, $41 million and $33 million, respectively.

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

Total rent expense, net of minor sublease income for fiscal 2010, 2009 and 2008 was $821 million, $823 million and $846 million, respectively. Certain store leases also provide for contingent rent payments based on percentages of sales in excess of specified minimums. Contingent rent expense for fiscal 2010, 2009 and 2008 was approximately $3 million, $4 million and $5 million, respectively. Real estate taxes, insurance, maintenance and operating expenses applicable to the leased property are obligations of the Company under the lease agreements.

The approximate future minimum lease payments under capital and all other leases at January 30, 2011 were as follows (amounts in millions):

Fiscal Year	Capital Leases	Operating Leases
2011	$114	$783
2012	96	699
2013	96	639
2014	92	582
2015	87	543
Thereafter through 2097	774	4,935

	1,259	$8,181

Less imputed interest	807

Net present value of capital lease obligations	452
Less current installments	41

Long-term capital lease obligations, excluding current installments	$411

Short-term and long-term obligations for capital leases are included in the accompanying Consolidated Balance Sheets in Current Installments of Long-Term Debt and Long-Term Debt, respectively. The assets under capital leases recorded in Property and Equipment, net of amortization, totaled $336 million and $299 million at January 30, 2011 and January 31, 2010, respectively.

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

The Company’s contributions to the Benefit Plans and the restoration plan were $171 million, $161 million and $158 million for fiscal 2010, 2009 and 2008, respectively. At January 30, 2011, the Benefit Plans and the restoration plan held a total of 16 million shares of the Company’s common stock in trust for plan participants.

10.	BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES

The reconciliation of basic to diluted weighted average common shares for fiscal 2010, 2009 and 2008 was as follows (amounts in millions):

	Fiscal Year Ended
	January 30, 2011	January 31, 2010	February 1, 2009
Weighted average common shares	1,648	1,683	1,682
Effect of potentially dilutive securities:
Stock Plans	10	9	4

Diluted weighted average common shares	1,658	1,692	1,686

Stock plans consist of shares granted under the Company’s employee stock plans as described in Note 7 to the Consolidated Financial Statements. Options to purchase 39 million, 48 million and 52 million shares of common stock at January 30, 2011, January 31, 2010 and February 1, 2009, respectively, were excluded from the computation of Diluted Earnings per Share because their effect would have been anti-dilutive.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The assets and liabilities of the Company that are measured at fair value on a recurring basis as of January 30, 2011 and January 31, 2010 were as follows (amounts in millions):

	Fair Value at January 30, 2011 Using			Fair Value at January 31, 2010 Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative agreements - assets	$–	$47	$–	$–	$15	$–
Derivative agreements - liabilities	–	(40)	–	–	(4)	–

Total	$–	$7	$–	$–	$11	$–

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The assets and liabilities of the Company that were measured at fair value on a nonrecurring basis during fiscal 2010 and fiscal 2009 were as follows (amounts in millions):

	Fair Value Measured During Fiscal 2010 Level 3	Gains (Losses)
Store Rationalization - lease obligation costs, net	$(158)	$(9)
Guarantee of HD Supply loan	$(67)	(51)

Total for fiscal 2010		$(60)

	Fair Value Measured During Fiscal 2009 Level 3	Gains (Losses)
HD Supply investment	$—	$(163)
Store Rationalization - lease obligation costs, net	$(191)	(84)

Total for fiscal 2009		$(247)

During fiscal 2009, the Company impaired the remaining value of its investment in HD Supply using fair value measurements with unobservable inputs (level 3), as further discussed in Note 4. Lease obligation costs included in the Company’s Rationalization Charges were measured on a nonrecurring basis using fair value measurements with unobservable inputs (level 3), as further discussed in Note 2. Additionally, the guarantee of the HD Supply loan was measured on a nonrecurring basis using fair value measurements with unobservable inputs (level 3), as further discussed in Note 4.

Long-lived assets and goodwill and other intangible assets were also analyzed for impairment on a nonrecurring basis using fair value measurements with unobservable inputs (level 3). Impairment charges related to goodwill and other intangible assets and long-lived assets in fiscal 2010 and 2009 were not material, as further discussed in Note 1 under the captions “Goodwill and Other Intangible Assets” and “Impairment of Long-Lived Assets,” respectively.

The aggregate fair value of the Company’s Senior Notes, based on quoted market prices (level 1), was $9.8 billion and $9.5 billion at January 30, 2011 and January 31, 2010, respectively, compared to a carrying value of $9.3 billion at both January 30, 2011 and January 31, 2010.

12.	COMMITMENTS AND CONTINGENCIES

At January 30, 2011, the Company was contingently liable for approximately $606 million under outstanding letters of credit and open accounts issued for certain business transactions, including insurance programs, trade contracts and construction contracts. The Company’s letters of credit are primarily performance-based and are not based on changes in variable components, a liability or an equity security of the other party.

The Company is involved in litigation arising from the normal course of business. In management’s opinion, this litigation is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

13.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly consolidated results of operations from continuing operations for the fiscal years ended January 30, 2011 and January 31, 2010 (amounts in millions, except per share data):

	Net Sales	Gross Profit	Earnings from Continuing Operations	Basic Earnings per Share from Continuing Operations	Diluted Earnings per Share from Continuing Operations
Fiscal Year Ended January 30, 2011:
First Quarter	$16,863	$5,794	$725	$0.43	$0.43
Second Quarter	19,410	6,582	1,192	0.72	0.72
Third Quarter	16,598	5,685	834	0.51	0.51
Fourth Quarter	15,126	5,243	587	0.36	0.36

Fiscal Year	$67,997	$23,304	$3,338	$2.03	$2.01

Fiscal Year Ended January 31, 2010:
First Quarter	$16,175	$5,450	$514	$0.31	$0.30
Second Quarter	19,071	6,388	1,116	0.66	0.66
Third Quarter	16,361	5,561	689	0.41	0.41
Fourth Quarter	14,569	5,013	301	0.18	0.18

Fiscal Year	$66,176	$22,412	$2,620	$1.56	$1.55

Note: The quarterly data may not sum to fiscal year totals.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended January 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this item, other than the information regarding the executive officers of the Company set forth below, is incorporated by reference to the sections entitled “Election of Directors,” “Board of Directors Information,” “General” and “Audit Committee Report” in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders (the “Proxy Statement”).

Executive officers of the Company are appointed by, and serve at the pleasure of, the Board of Directors. The current executive officers of the Company are as follows:

FRANCIS S. BLAKE, age 61, has been Chairman and Chief Executive Officer since January 2007. From March 2002 through January 2007, he served as the Company’s Executive Vice President – Business Development and Corporate Operations.

MATTHEW A. CAREY, age 46, has been Executive Vice President and Chief Information Officer since September 2008. From January 2006 through August 2008, he served as Senior Vice President and Chief Technology Officer at eBay. Mr. Carey was previously with Wal-Mart from June 1985 to December 2005. His final position with Wal-Mart was Senior Vice President and Chief Technology Officer. Mr. Carey serves as a director of Geeknet.com, a technology-oriented online media company.

TIMOTHY M. CROW, age 55, has been Executive Vice President – Human Resources since February 2007. From March 2005 through February 2007, he served as Senior Vice President – Human Resources, Organization, Talent and Performance Systems and he served as Vice President – Human Resources, Performance Systems from May 2002 through March 2005. Mr. Crow previously served as Senior Vice President – Human Resources of K-Mart Corporation, a mass merchandising company, from May 1999 through May 2002.

MARVIN R. ELLISON, age 46, has been Executive Vice President – U.S. Stores since August 2008. From January 2006 through August 2008, he served as President – Northern Division. From August 2005 through January 2006, he served as Senior Vice President – Logistics and from October 2004 through August 2005 he served as Vice President – Logistics. From June 2002 through October 2004, he served as Vice President – Loss Prevention. From 1987 until June 2002, Mr. Ellison held various management and executive level positions with Target Corporation, a general merchandise retailer. His final position with Target was Director, Assets Protection.

CRAIG A. MENEAR, age 53, has been Executive Vice President – Merchandising since April 2007. From August 2003 through April 2007, he served as Senior Vice President – Merchandising. From 1997 through August 2003, Mr. Menear served in various management and vice president level positions in the Company’s Merchandising department, including Merchandising Vice President of Hardware, Merchandising Vice President of the Southwest Division, and Divisional Merchandise Manager of the Southwest Division.

RICARDO E. SALDÍVAR, age 58, has been President – The Home Depot Mexico since March 2006. From August 2001 through March 2006, he served as Region President – Mexico. From 1985 to August 2001, Mr. Saldivar held various management and executive level positions with Grupo Alfa, a Mexican conglomerate. His final position with Grupo Alfa was President and Chief Executive Officer of Total Home.

CAROL B. TOMÉ, age 54, has been Chief Financial Officer since May 2001 and Executive Vice President –Corporate Services since January 2007. Prior thereto, Ms. Tomé served as Senior Vice President – Finance and Accounting/Treasurer from February 2000 through May 2001 and as Vice President and Treasurer from 1995 through February 2000. From 1992 until 1995, when she joined the Company, Ms. Tomé was Vice President and Treasurer of Riverwood International Corporation, a provider of paperboard packaging. Ms. Tomé serves as a director of United Parcel Service, Inc., a package delivery company, and as chairman of the board of directors of the Federal Reserve Bank of Atlanta.

JACK A. VANWOERKOM, age 57, has been Executive Vice President, General Counsel and Corporate Secretary since June 2007. Prior thereto, Mr. VanWoerkom served as Executive Vice President, General Counsel and Secretary of Staples, Inc., an office products company, from March 2003 through May 2007 and as Senior Vice President, General Counsel and Secretary of Staples, Inc. from March 1999 until March 2003. Mr. VanWoerkom serves as a director of Wright Express Corporation, a vehicle-fleet payment processing company.

Information about our directors and director nominees standing for election at the 2011 Annual Meeting of Shareholders is included in Proxy Statement in the section entitled “Election of Directors” and incorporated herein by reference. Information about our current director not standing for re-election is as follows:

DAVID H. BATCHELDER, age 61, has been a director of the Company since 2007. Mr. Batchelder brings over 25 years of expertise in retail, accounting and financial management and perspective into corporate management and board dynamics. He has served as a director of both large public and private companies in a wide range of industries (including retail, pharmaceuticals, waste disposal, healthcare, technology, energy and construction). Mr. Batchelder originally joined our Board in February 2007 as a representative of Relational Investors LLC, an investment advisory firm that he founded and for which he has been a Principal since 1996. From 1988 to 2005, Mr. Batchelder was also a Principal of Relational Advisors LLC, a financial advisory and investment banking firm that he founded. Prior to founding Relational, Mr. Batchelder held various executive positions at Mesa Petroleum Company, including Chief Financial Officer and Chief Operating Officer, and served on Mesa’s board of directors. Prior to his affiliation with Mesa, Mr. Batchelder was an Audit Manager with Deloitte & Touche LLP. Mr. Batchelder’s extensive financial and accounting experience qualifies him as an “audit committee financial expert” under Securities and Exchange Commission guidelines, and he serves in such capacity on our Audit Committee. Mr. Batchelder is currently a director of Intuit Inc., and served as a director of ConAgra Foods, Inc. from 2002 to 2007 and Washington Group International, Inc. from 1993 to 2007.

Item 11.	Executive Compensation.

The information required by this item is incorporated by reference to the sections entitled “Executive Compensation,” “Leadership Development and Compensation Committee Report” and “Director Compensation” in the Company’s Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the sections entitled “Beneficial Ownership of Common Stock” and “Executive Compensation – Equity Compensation Plan Information” in the Company’s Proxy Statement.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following financial statements are set forth in Item 8 hereof:

—	Management’s Responsibility for Financial Statements and Management’s Report on Internal Control Over Financial Reporting; and

—	Reports of Independent Registered Public Accounting Firm.

—	Consolidated Statements of Earnings for the fiscal years ended January 30, 2011, January 31, 2010 and February 1, 2009;

—	Consolidated Balance Sheets as of January 30, 2011 and January 31, 2010;

—	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the fiscal years ended January 30, 2011, January 31, 2010 and February 1, 2009;

—	Consolidated Statements of Cash Flows for the fiscal years ended January 30, 2011, January 31, 2010 and February 1, 2009;

—	Notes to Consolidated Financial Statements;

(2)	Financial Statement Schedules

All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(b)	Exhibits

Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the Securities and Exchange Commission, as indicated by the references in brackets. All other exhibits are filed or furnished herewith. Our Current, Quarterly and Annual Reports are filed with the Securities and Exchange Commission under File No. 1-8207. Our Registration Statements have the file numbers noted wherever such statements are identified in the following list of exhibits. The Company will furnish a copy of any exhibit to shareholders without charge upon written request to Investor Relations, The Home Depot, Inc., 2455 Paces Ferry Road, Atlanta, Georgia 30339, via the Internet at http://ir.homedepot.com, or by calling Investor Relations at (770) 384-4388.

*2.1	Purchase and Sale Agreement, dated as of June 19, 2007, by and between The Home Depot, Inc., THD Holdings, LLC, Home Depot International, Inc., Homer TLC, Inc. and Pro Acquisition Corporation. [Form 8-K filed on June 20, 2007, Exhibit 2.1]

*2.2	Letter agreement, dated August 14, 2007, by and between The Home Depot, Inc., THD Holdings, LLC, Home Depot International, Inc., Homer TLC, Inc. and Pro Acquisition Corporation. [Form 8-K filed on August 15, 2007, Exhibit 2.1]

*2.3	Amendment, dated August 27, 2007, by and between The Home Depot, Inc., THD Holdings, LLC, Home Depot International, Inc., Homer TLC, Inc. and Pro Acquisition Corporation. [Form 10-Q for the fiscal quarter ended July 29, 2007, Exhibit 2.3]

*3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q for the fiscal quarter ended August 4, 2002, Exhibit 3.1]

*3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q for the fiscal quarter ended May 3, 2009, Exhibit 3.2]

*3.3	By-Laws of The Home Depot, Inc. (Amended and Restated Effective August 20, 2009) [Form 8-K filed on August 26, 2009, Exhibit 3.1]

*4.1	Indenture, dated as of May 4, 2005, between The Home Depot, Inc. and The Bank of New York Trust Company, N.A., as Trustee. [Form S-3 (File No. 333-124699) filed May 6, 2005, Exhibit 4.1]

*4.2	Form of 4.625% Senior Note due August 15, 2010. [Form 10-K for the fiscal year ended January 29, 2006, Exhibit 4.6]

*4.3	Form of 5.20% Senior Note due March 1, 2011. [Form 8-K filed March 23, 2006, Exhibit 4.1]

*4.4	Form of 5.40% Senior Note due March 1, 2016. [Form 8-K filed March 23, 2006, Exhibit 4.2]

*4.5	Form of 5.250% Senior Note due December 16, 2013. [Form 8-K filed December 19, 2006, Exhibit 4.2]

*4.6	Form of 5.875% Senior Note due December 16, 2036. [Form 8-K filed December 19, 2006, Exhibit 4.3]

*4.7	Form of 3.95% Senior Note due September 15, 2020. [Form 8-K filed September 10, 2010, Exhibit 4.1]

*4.8	Form of 5.40% Senior Note due September 15, 2040. [Form 8-K filed September 10, 2010, Exhibit 4.2]

*10.1†	The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan. [Form 10-Q for the fiscal quarter ended August 4, 2002, Exhibit 10.1]

10.2†	Form of Executive Employment Death Benefit Agreement.

*10.3†	The Home Depot Deferred Compensation Plan for Officers (As Amended and Restated Effective January 1, 2008). [Form 8-K filed on August 20, 2007, Exhibit 10.1]

*10.4†	Amendment No. 1 to The Home Depot Deferred Compensation Plan for Officers (As Amended and Restated Effective January 1, 2008). [Form 10-K for the fiscal year ended January 31, 2010, Exhibit 10.4]

*10.5†	The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on May 27, 2005, Exhibit 10.8]

*10.6†	Amendment No. 1 to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan and The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan. [Form 10-K for the fiscal year ended January 31, 2010, Exhibit 10.6]

*10.7†	The Home Depot FutureBuilder Restoration Plan. [Form 8-K filed on August 20, 2007, Exhibit 10.2]

*10.8†	The Home Depot, Inc. Non-Employee Directors’ Deferred Stock Compensation Plan. [Form 8-K filed on August 20, 2007, Exhibit 10.3]

*10.9†	The Home Depot, Inc. Management Incentive Plan (Effective February 2, 2008). [Form 8-K filed on May 28, 2008, Exhibit 10.1]

*10.10†	The Home Depot, Inc. Amended and Restated Employee Stock Purchase Plan, as amended and restated effective July 1, 2008. [Form S-8 filed June 23, 2008, Exhibit 10.1 (File No. 333-151849)]

*10.11†	Form of Executive Officer Restricted Stock Award Pursuant to The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan. [Form 10-Q for the fiscal quarter ended October 31, 2004, Exhibit 10.1]

*10.12†	Form of Restricted Stock Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 3, 2008, Exhibit 10.2]

*10.13†	Form of U.S. Restricted Stock Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 13, 2009, Exhibit 10.1]

*10.14†	Form of Executive Officer Nonqualified Stock Option Award Pursuant to The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan. [Form 10-Q for the fiscal quarter ended October 31, 2004, Exhibit 10.2]

*10.15†	Form of Nonqualified Stock Option Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 27, 2007, Exhibit 10.6]

*10.16†	Form of Executive Officer Nonqualified Stock Option Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 13, 2009, Exhibit 10.4]

*10.17†	Form of Outside Director Nonqualified Stock Option Award Pursuant to The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan. [Form 10-Q for the fiscal quarter ended October 31, 2004, Exhibit 10.3]

*10.18†	Form of Nonqualified Stock Option (Non-Employee Directors) Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 27, 2007, Exhibit 10.5]

*10.19†	Form of Non-Employee Director Nonqualified Stock Option Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 13, 2009, Exhibit 10.5]

*10.20†	Form of Deferred Share Award (Non-Employee Director) Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 27, 2007, Exhibit 10.2]

*10.21†	Form of Canada Deferred Share Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 13, 2009, Exhibit 10.2]

*10.22†	Form of Performance Vested Option Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 27, 2007, Exhibit 10.9]

*10.23†	Non-Qualified Stock Option and Deferred Stock Unit Plan and Agreement dated as of December 4, 2000. [Form 10-K for the fiscal year ended January 28, 2001, Exhibit 10.20]

*10.24†	Form of Performance Share Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 27, 2007, Exhibit 10.7]

*10.25†	Form of LTIP Performance Unit Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 27, 2007, Exhibit 10.10]

*10.26†	Form of Performance Share Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 13, 2009, Exhibit 10.6]

*10.27†	Form of Equity Award Terms and Conditions Agreement Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 2, 2011, Exhibit 10.1]

*10.28†	Separation Agreement Between the Company and Robert Nardelli effective as of January 2, 2007. [Form 10-K for the fiscal year ended January 28, 2007, Exhibit 10.37]

*10.29†	Deferred Payment Trust dated as of January 12, 2007. [Form 10-K for the fiscal year ended January 28, 2007, Exhibit 10.38]

*10.30†	Employment Arrangement between Francis S. Blake and The Home Depot, Inc., dated January 23, 2007. [Form 8-K/A filed on January 24, 2007, Exhibit 10.1]

*10.31†	Employment Arrangement between Carol B. Tomé and The Home Depot, Inc., dated January 22, 2007. [Form 8- K/A filed on January 24, 2007, Exhibit 10.2]

*10.32†	Employment Arrangement between Craig A. Menear and The Home Depot, Inc., dated April 25, 2007. [Form 10-K for the fiscal year ended February 3, 2008, Exhibit 10.47]

*10.33†	Non-Competition Agreement between Annette M. Verschuren and The Home Depot, Inc., dated May 10, 2006. [Form 10-K for the fiscal year ended February 3, 2008, Exhibit 10.49]

10.34†	Agreement and Release between Annette M. Verschuren and The Home Depot, Inc., effective as of February 24, 2011.

*10.35†	Employment Arrangement between Marvin R. Ellison and The Home Depot, Inc., dated August 27, 2008. [Form 10-K for the fiscal year ended January 31, 2010, Exhibit 10.35]

10.36†	Employment Arrangement between Matthew A. Carey and The Home Depot, Inc., dated August 22, 2008, as amended on September 3, 2008.

*10.37	Participation Agreement dated as of October 22, 1998 among The Home Depot, Inc. as Guarantor; Home Depot U.S.A., Inc. as Lessee; HD Real Estate Funding Corp. II as Facility Lender; Credit Suisse Leasing 92A L.P. as Lessor; The Bank of New York as Indenture Trustee; and Credit Suisse First Boston Corporation and Invemed Associates, Inc. as Initial Purchasers. [Form 10-K for the fiscal year ended January 31, 1999, Exhibit 10.10]

*10.38	Master Modification Agreement dated as of April 20, 1998 among The Home Depot, Inc. as Guarantor; Home Depot U.S.A., Inc., as Lessee and Construction Agent; HD Real Estate Funding Corp., as Facility Lender; Credit Suisse Leasing 92A L.P. as Lessor; the lenders named on the Schedule thereto as Lenders; and Credit Suisse First Boston Corporation as Agent Bank. [Form 10-K for the fiscal year ended January 31, 1999, Exhibit 10.13]

12	Statement of Computation of Ratio of Earnings to Fixed Charges.

*18	Preferability Letter of Independent Registered Public Accounting Firm. [Form 10-Q for the fiscal quarter ended November 2, 2008, Exhibit 18.1]

*21	List of Subsidiaries of the Company. [Form 10-K for the fiscal year ended January 31, 2010, Exhibit 21]

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Annual Report on Form 10-K for the fiscal year ended January 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income; and (v) the Notes to the Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(a) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HOME DEPOT, INC. (Registrant)

By:	/s/ FRANCIS S. BLAKE
(Francis S. Blake, Chairman and Chief Executive Officer)

Date: March 22, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANCIS S. BLAKE (Francis S. Blake)	Chairman and Chief Executive Officer (Principal Executive Officer)	March 22, 2011

/s/ CAROL B. TOMÉ (Carol B. Tomé)	Chief Financial Officer and Executive Vice President – Corporate Services (Principal Financial Officer and Principal Accounting Officer)	March 22, 2011

/s/ F. DUANE ACKERMAN (F. Duane Ackerman)	Director	March 23, 2011

/s/ DAVID H. BATCHELDER (David H. Batchelder)	Director	March 23, 2011

/s/ ARI BOUSBIB (Ari Bousbib)	Director	March 23, 2011

/s/ GREGORY D. BRENNEMAN (Gregory D. Brenneman)	Director	March 23, 2011

/s/ ALBERT P. CAREY (Albert P. Carey)	Director	March 23, 2011

/s/ ARMANDO CODINA (Armando Codina)	Director	March 23, 2011

/s/ BONNIE G. HILL (Bonnie G. Hill)	Director	March 23, 2011

/s/ KAREN L. KATEN (Karen L. Katen)	Director	March 23, 2011

Five-Year Summary of Financial and Operating Results

The Home Depot, Inc. and Subsidiaries

amounts in millions, except where noted	2010	2009	2008	2007(1)	2006
STATEMENT OF EARNINGS DATA(2)
Net sales	$67,997	$66,176	$71,288	$77,349	$79,022
Net sales increase (decrease) (%)	2.8	(7.2)	(7.8)	(2.1)	2.6
Earnings before provision for income taxes	5,273	3,982	3,590	6,620	8,502
Net earnings	3,338	2,620	2,312	4,210	5,266
Net earnings increase (decrease) (%)	27.4	13.3	(45.1)	(20.1)	(6.6)
Diluted earnings per share ($)	2.01	1.55	1.37	2.27	2.55
Diluted earnings per share increase (decrease) (%)	29.7	13.1	(39.6)	(11.0)	(3.0)
Diluted weighted average number of common shares	1,658	1,692	1,686	1,856	2,062
Gross margin – % of sales	34.3	33.9	33.7	33.6	33.6
Total operating expenses – % of sales	25.7	26.6	27.5	24.3	22.4
Interest and other, net – % of sales	0.8	1.2	1.1	0.8	0.5
Earnings before provision for income taxes – % of sales	7.8	6.0	5.0	8.6	10.8
Net earnings – % of sales	4.9	4.0	3.2	5.4	6.7
BALANCE SHEET DATA AND FINANCIAL RATIOS(3)
Total assets	$40,125	$40,877	$41,164	$44,324	$52,263
Working capital	3,357	3,537	2,209	1,968	5,069
Merchandise inventories	10,625	10,188	10,673	11,731	12,822
Net property and equipment	25,060	25,550	26,234	27,476	26,605
Long-term debt	8,707	8,662	9,667	11,383	11,643
Stockholders’ equity	18,889	19,393	17,777	17,714	25,030
Book value per share ($)	11.64	11.42	10.48	10.48	12.71
Long-term debt-to-equity (%)	46.1	44.7	54.4	64.3	46.5
Total debt-to-equity (%)	51.6	49.9	64.3	75.8	46.6
Current ratio	1.33:1	1.34:1	1.20:1	1.15:1	1.39:1
Inventory turnover(2)	4.1x	4.1x	4.0x	4.2x	4.5x
Return on invested capital (%)(2)	12.8	10.7	9.5	13.9	16.8
STATEMENT OF CASH FLOWS DATA
Depreciation and amortization	$1,718	$1,806	$1,902	$1,906	$1,886
Capital expenditures	1,096	966	1,847	3,558	3,542
Payments for businesses acquired, net	—	—	—	13	4,268
Cash dividends per share ($)	0.945	0.900	0.900	0.900	0.675
STORE DATA
Number of stores	2,248	2,244	2,274	2,234	2,147
Square footage at fiscal year-end	235	235	238	235	224
Increase (decrease) in square footage (%)	—	(1.3)	1.3	4.9	4.2
Average square footage per store (in thousands)	105	105	105	105	105
STORE SALES AND OTHER DATA
Comparable store sales increase (decrease) (%)(4)	2.9	(6.6)	(8.7)	(6.7)	(2.8)
Weighted average weekly sales per operating store (in thousands)	$581	$563	$601	$658	$723
Weighted average sales per square foot ($)	289	279	298	332	358
Number of customer transactions	1,306	1,274	1,272	1,336	1,330
Average ticket ($)	51.93	51.76	55.61	57.48	58.90
Number of associates at fiscal year-end(3)	321,000	317,000	322,000	331,000	364,400

(1)	Fiscal year 2007 includes 53 weeks; all other fiscal years reported include 52 weeks.
(2)	Continuing Operations only. See Note 4 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data.”
(3)	Amounts for fiscal years 2010, 2009, 2008 and 2007 include Continuing Operations only. Amounts in fiscal year 2006 include discontinued operations. See Note 4 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data.”
(4)	Includes Net Sales at locations open greater than 12 months, including relocated and remodeled stores. Stores become comparable on the Monday following their 365th day of operation. Comparable store sales is intended only as supplemental information and is not a substitute for Net Sales or Net Earnings presented in accordance with generally accepted accounting principles.

F-1

INDEX OF ATTACHED EXHIBITS

10.2	Form of Executive Employment Death Benefit Agreement.

10.34	Agreement and Release between Annette M. Verschuren and The Home Depot, Inc., effective as of February 24, 2011.

10.36	Employment Arrangement between Matthew A. Carey and The Home Depot, Inc., dated August 22, 2008, as amended on September 3, 2008.

12	Statement of Computation of Ratio of Earnings to Fixed Charges.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Annual Report on Form 10-K for the fiscal year ended January 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income; and (v) the Notes to the Consolidated Financial Statements.