Form 10-Q
period 2011-05-01
HOME DEPOT INC
filed 2011-06-02
CIK 354950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

        ☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                      EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2011

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

1,592,245,349 shares of common stock, $0.05 par value, as of May 27, 2011

THE HOME DEPOT, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended
amounts in millions, except per share data	May 1, 2011	May 2, 2010
NET SALES	$16,823	$ 16,863
Cost of Sales	10,995	11,069

GROSS PROFIT	5,828	5,794

Operating Expenses:
Selling, General and Administrative	4,009	4,078
Depreciation and Amortization	397	411

Total Operating Expenses	4,406	4,489

OPERATING INCOME	1,422	1,305

Interest and Other (Income) Expense:
Interest and Investment Income	(2)	(4)
Interest Expense	141	142
Other	-	51

Interest and Other, net	139	189

EARNINGS BEFORE PROVISION FOR INCOME TAXES	1,283	1,116

Provision for Income Taxes	471	391

NET EARNINGS	$ 812	$ 725

Weighted Average Common Shares	1,599	1,677
BASIC EARNINGS PER SHARE	$ 0.51	$ 0.43

Diluted Weighted Average Common Shares	1,611	1,688
DILUTED EARNINGS PER SHARE	$ 0.50	$ 0.43

Dividends Declared Per Share	$ 0.25	$0.23625

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

amounts in millions, except share and per share data	May 1, 2011	January 30, 2011
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 1,806	$ 545
Receivables, net	1,456	1,085
Merchandise Inventories	11,694	10,625
Other Current Assets	1,205	1,224

Total Current Assets	16,161	13,479

Property and Equipment, at cost	38,740	38,385
Less Accumulated Depreciation and Amortization	13,747	13,325

Net Property and Equipment	24,993	25,060

Goodwill	1,209	1,187
Other Assets	434	399

Total Assets	$42,797	$40,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$ 6,543	$ 4,717
Accrued Salaries and Related Expenses	1,195	1,290
Sales Taxes Payable	530	368
Deferred Revenue	1,248	1,177
Income Taxes Payable	398	13
Current Installments of Long-Term Debt	43	1,042
Other Accrued Expenses	1,501	1,515

Total Current Liabilities	11,458	10,122

Long-Term Debt, excluding current installments	10,720	8,707
Other Long-Term Liabilities	2,184	2,135
Deferred Income Taxes	237	272

Total Liabilities	24,599	21,236

STOCKHOLDERS’ EQUITY
Common Stock, par value $0.05; authorized: 10 billion shares; issued: 1.727 billion shares at May 1, 2011 and 1.722 billion shares at January 30, 2011; outstanding: 1.598 billion shares at May 1, 2011 and 1.623 billion shares at January 30, 2011	86	86
Paid-In Capital	6,369	6,556
Retained Earnings	15,404	14,995
Accumulated Other Comprehensive Income	613	445
Treasury Stock, at cost, 129 million shares at May 1, 2011 and 99 million shares at January 30, 2011	(4,274)	(3,193)

Total Stockholders’ Equity	18,198	18,889

Total Liabilities and Stockholders’ Equity	$42,797	$40,125

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
amounts in millions	May 1, 2011	May 2, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$ 812	$ 725
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	424	438
Stock-Based Compensation Expense	60	64
Changes in Assets and Liabilities:
Receivables, net	(360)	(367)
Merchandise Inventories	(990)	(1,227)
Other Current Assets	(23)	(66)
Accounts Payable and Accrued Expenses	1,755	2,131
Deferred Revenue	65	61
Income Taxes Payable	399	289
Deferred Income Taxes	8	(63)
Other	(52)	54

Net Cash Provided by Operating Activities	2,098	2,039

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(199)	(167)
Proceeds from Sales of Property and Equipment	15	27

Net Cash Used in Investing Activities	(184)	(140)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Long-Term Borrowings, net of discount	1,994	-
Repayments of Long-Term Debt	(1,007)	(5)
Repurchases of Common Stock	(1,301)	(508)
Proceeds from Sales of Common Stock	34	11
Cash Dividends Paid to Stockholders	(403)	(399)
Other Financing Activities	19	8

Net Cash Used in Financing Activities	(664)	(893)

Change in Cash and Cash Equivalents	1,250	1,006
Effect of Exchange Rate Changes on Cash and Cash Equivalents	11	9
Cash and Cash Equivalents at Beginning of Period	545	1,421

Cash and Cash Equivalents at End of Period	$1,806	$2,436

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
amounts in millions	May 1, 2011	May 2, 2010
Net Earnings	$812	$725
Other Comprehensive Income:
Foreign Currency Translation Adjustments	186	151
Cash Flow Hedges (1)	(3)	(7)
Other	(15)	-

Total Other Comprehensive Income	168	144

Comprehensive Income	$980	$869

(1) This	component of comprehensive income is reported net of income taxes.

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 30, 2011, as filed with the Securities and Exchange Commission.

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

Valuation Reserves

As of May 1, 2011 and January 30, 2011, the valuation allowances for Merchandise Inventories and uncollectible Receivables were not material.

2.  LONG-TERM DEBT

In March 2011, the Company issued $1.0 billion of 4.40% Senior Notes due April 1, 2021 at a discount of $2 million and $1.0 billion of 5.95% Senior Notes due April 1, 2041 at a discount of $4 million (together, the “March 2011 issuance”). Interest on these Senior Notes is due semi-annually on April 1 and October 1 of each year, beginning October 1, 2011. The net proceeds of the March 2011 issuance were used to repurchase $1.0 billion of the Company’s common stock through an Accelerated Share Repurchase (“ASR”) agreement and the balance of the net proceeds were used to repay the Company’s 5.20% Senior Notes that matured March 1, 2011 in the aggregate principal amount of $1.0 billion. The $6 million discount associated with the March 2011 issuance is being amortized over the term of the Senior Notes using the effective interest rate method. Issuance costs were approximately $15 million and are being amortized over the term of the Senior Notes.

The Senior Notes may be redeemed by the Company at any time, in whole or in part, at the redemption price plus accrued interest up to the redemption date. The redemption price is equal to the greater of (1) 100% of the principal amount of the Senior Notes to be redeemed, or (2) the sum of the present values of the remaining scheduled payments of principal and interest to maturity. Additionally, if a Change in Control Triggering Event occurs, as defined by the terms of the March 2011 issuance, holders of the March 2011 issuance have the right to require the Company to redeem those notes at 101% of the aggregate principal amount of the notes plus accrued interest up to the redemption date. The Company is generally not limited under the indenture governing the Senior Notes in its ability to incur additional indebtedness or required to maintain financial ratios or specified levels of net worth or liquidity. Further, while the indenture governing the Senior Notes contains various restrictive covenants, none is expected to impact the Company’s liquidity or capital resources.

In May 2010, the Company entered into a forward starting interest rate swap agreement with a notional amount of $500 million, which was accounted for as a cash flow hedge, to hedge interest rate fluctuations in anticipation of the March 2011 issuance. Upon the March 2011 issuance, the Company settled this forward starting interest rate swap agreement for an immaterial amount.

THE HOME DEPOT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.  ACCELERATED SHARE REPURCHASE

In March 2011, the Company entered into an ASR agreement with a third-party financial institution to repurchase $1.0 billion of the Company’s common stock. Under the agreement, in the first quarter of fiscal 2011 the Company paid $1.0 billion to the financial institution, using a portion of the proceeds from the March 2011 issuance, and received an initial delivery of approximately 21 million shares. The fair market value of the 21 million shares on the date of purchase was $780 million and was included in Treasury Stock in the accompanying Consolidated Balance Sheets as of May 1, 2011. The remaining $220 million was included in Paid-In Capital in the accompanying Consolidated Balance Sheets as of May 1, 2011.

The transaction was completed in the second quarter of fiscal 2011, with the Company receiving an additional 6 million shares, at which time the $220 million initially included in Paid-In Capital was reclassified to Treasury Stock. The final number of shares delivered upon settlement of the agreement was determined with reference to the average price of the Company’s common stock over the term of the ASR agreement.

4.  DEBT GUARANTEE EXTENSION

In connection with the sale of HD Supply, Inc. (“HD Supply”) on August 30, 2007, the Company guaranteed a $1.0 billion senior secured amortizing term loan of HD Supply. The Company is responsible for up to $1.0 billion and any unpaid interest in the event of nonpayment by HD Supply. As reported in the annual report on Form 10-K of HD Supply for the period ended January 30, 2011, the outstanding balance of this term loan as of January 30, 2011 was $938 million. The guaranteed loan is collateralized by certain assets of HD Supply. The original expiration date of the guarantee was August 30, 2012. On March 19, 2010, the Company amended the guarantee to extend the expiration date to April 1, 2014. The fair value of the guarantee at August 30, 2007 was $16 million and was recorded as a liability of the Company in Other Long-Term Liabilities. The extension of the guarantee increased the fair value of the guarantee to $67 million, resulting in a $51 million charge to Interest and Other, net, for the first quarter of fiscal 2010.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The assets and liabilities of the Company that are measured at fair value on a recurring basis as of May 1, 2011 and January 30, 2011 were as follows (amounts in millions):

	Fair Value at May 1, 2011 Using			Fair Value at January 30, 2011 Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative agreements - assets	$–	$ 71	$–	$–	$ 47	$–
Derivative agreements - liabilities	–	(78)	–	–	(40)	–

Total	$–	$ (7)	$–	$–	$ 7	$–

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

THE HOME DEPOT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The assets and liabilities of the Company that were measured at fair value on a nonrecurring basis during the three months ended May 1, 2011 and May 2, 2010 were as follows (amounts in millions):

	Fair Value Measured During the Three Months Ended May 1, 2011 Level 3	Gains (Losses)
Lease obligation costs, net	$(148)	$3

Total for the first quarter of fiscal 2011		$3

	Fair Value Measured During the Three Months Ended May 2, 2010 Level 3	Gains (Losses)
Lease obligation costs, net	$(177)	$ –
Guarantee of HD Supply loan	$ (67)	(51)

Total for the first quarter of fiscal 2010		$(51)

Lease obligation costs were related to certain store closings and the exit of certain businesses in fiscal 2009 and 2008. These charges were measured on a nonrecurring basis using fair value measurements with unobservable inputs (level 3).

The guarantee of the HD Supply loan was measured on a nonrecurring basis using fair value measurements with unobservable inputs (level 3), as further discussed in Note 4.

Long-lived assets were analyzed for impairment on a nonrecurring basis using fair value measurements with unobservable inputs (level 3). Impairment charges related to long-lived assets in the first quarter of fiscal 2011 and 2010 were not material.

The aggregate fair value of the Company’s Senior Notes, based on quoted market prices (level 1), was $10.9 billion and $9.8 billion at May 1, 2011 and January 30, 2011, respectively, compared to a carrying value of $10.3 billion and $9.3 billion at May 1, 2011 and January 30, 2011, respectively.

6.  BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES

The reconciliation of basic to diluted weighted average common shares for the three months ended May 1, 2011 and May 2, 2010 was as follows (amounts in millions):

	Three Months Ended
	May 1, 2011	May 2, 2010
Weighted average common shares	1,599	1,677
Effect of potentially dilutive securities:
Stock plans	12	11

Diluted weighted average common shares	1,611	1,688

Stock plans consist of shares granted under the Company’s employee stock plans. Options to purchase 21 million and 38 million shares of common stock for the three months ended May 1, 2011 and May 2, 2010, respectively, were excluded from the computation of Diluted Earnings per Share because their effect would have been anti-dilutive.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

The Home Depot, Inc.:

We have reviewed the Consolidated Balance Sheet of The Home Depot, Inc. and subsidiaries as of May 1, 2011, and the related Consolidated Statements of Earnings, Cash Flows and Comprehensive Income for the three-month periods ended May 1, 2011 and May 2, 2010. These Consolidated Financial Statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheet of The Home Depot, Inc. and subsidiaries as of January 30, 2011, and the related Consolidated Statements of Earnings, Stockholders’ Equity and Comprehensive Income, and Cash Flows for the year then ended (not presented herein); and in our report dated March 24, 2011, we expressed an unqualified opinion on those Consolidated Financial Statements. In our opinion, the information set forth in the accompanying Consolidated Balance Sheet as of January 30, 2011, is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.

/s/ KPMG LLP

Atlanta, Georgia

June 1, 2011

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

Forward-looking statements are based on currently available information and our current assumptions, expectations and projections about future events. You are cautioned not to place undue reliance on our forward-looking statements. These statements are not guarantees of future performance and are subject to future events, risks and uncertainties – many of which are beyond our control or are currently unknown to us – as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. These risks and uncertainties include, but are not limited to, those described in Item 1A, “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended January 30, 2011 as filed with the Securities and Exchange Commission (“SEC”) on March 24, 2011 (“Form 10-K”) and in Item 1A of Part II and elsewhere in this report. You should read such information in conjunction with our Financial Statements and related notes in Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report. There also may be other factors that we cannot anticipate or that are not described in this report, generally because we do not currently perceive them to be material. Such factors could cause results to differ materially from our expectations.

Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements other than as required by law. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the SEC.

EXECUTIVE SUMMARY AND SELECTED CONSOLIDATED STATEMENTS OF EARNINGS DATA

For the first quarter of fiscal 2011, we reported Net Earnings of $812 million and Diluted Earnings per Share of $0.50 compared to Net Earnings of $725 million and Diluted Earnings per Share of $0.43 for the first quarter of fiscal 2010. The results for the first quarter of fiscal 2010 included a $51 million pretax charge related to the extension of our guarantee of a senior secured loan of HD Supply, Inc. (“HD Supply Guarantee Extension”). Excluding this charge, Net Earnings were $758 million and Diluted Earnings per Share were $0.45 for the first quarter of fiscal 2010.

Net Sales decreased 0.2% to $16.8 billion for the first quarter of fiscal 2011 from $16.9 billion for the first quarter of fiscal 2010. Our comparable store sales decreased 0.6% in the first quarter of fiscal 2011, driven by a 2.1% decrease in our comparable store customer transactions. Our comparable store average ticket was $53.34 for the first quarter of fiscal 2011, a 1.5% increase compared to the same period last year. Comparable store sales for our U.S. stores decreased 0.7% in the first quarter of fiscal 2011.

In the first quarter of fiscal 2011, we continued to focus on the following four key initiatives:

Customer Service – Our focus on customer service is anchored on the principles of taking care of our associates, putting customers first and simplifying the business. The roll out of our Customers FIRST training to all store associates and support staff has brought simplification and focus across the business, and is part of our ongoing commitment to improve customer service levels in our stores. In the first quarter of fiscal 2011, we expanded on our Customers FIRST program and began the roll out of our FIRST-for-Pro program, which is designed to drive increased customer satisfaction with our professional customers.

Product Authority – Our focus on product authority is facilitated by our merchandising transformation and portfolio strategy, including innovation, assortment and value. In an effort to improve our special order performance, we are digitizing our vendor catalogs and were about 20% complete as of the end of the first quarter of fiscal 2011. This will make the special order process both simpler and more accurate for our associates and give our merchants greater visibility into special order pricing and performance.

Productivity and Efficiency – Our approach to driving productivity and efficiency starts with disciplined capital allocation focused on building best-in-class competitive advantages in information technology and supply chain, as well as building shareholder value through higher returns on invested capital and total value returned to shareholders in the form of dividends and share repurchases. In fiscal 2010, we completed the roll out of our Rapid Deployment Centers (“RDCs”), and as of the end of the first quarter of fiscal 2011, we had increased product flow through the RDC network by 80% compared to the same period last year. We also began implementation of a new forecasting and replenishment system for our Distribution Centers (“DCs”), so that our store and DC systems will be integrated. During the first quarter of fiscal 2011, we entered into a $1.0 billion Accelerated Share Repurchase (“ASR”) agreement. We received a total of 27 million shares of our common stock under the ASR agreement, including 6 million shares upon completion of the ASR agreement in the second quarter of fiscal 2011. Also during the first quarter of fiscal 2011, we repurchased an additional 8 million shares of our common stock through the open market.

Interconnected Retail – Our focus on interconnected retail is based on the view that providing a seamless shopping experience across multiple channels will be a critical enabler for future success. Our multiple channel focus is allowing us to greatly expand our assortment of merchandise, and we are making the investment to build these capabilities, including the roll out of “buy on-line, pick-up in store.” Our goal is to deliver a best-in-class interconnected retail experience for our customers, and we plan to have this roll out completed by the end of the year.

We opened two new stores and closed five stores during the first quarter of fiscal 2011, for a total store count of 2,245 at the end of the first quarter of fiscal 2011. As of the end of the first quarter of fiscal 2011, a total of 272 of these stores, or 12.1%, were located in Canada, Mexico and China compared to 268 stores, or 11.9%, as of the end of the first quarter of fiscal 2010.

We generated $2.1 billion of cash flow from operations in the first quarter of fiscal 2011. We used a portion of this cash flow to pay $403 million of dividends, fund $301 million of share repurchases in addition to shares purchased through our ASR program, and fund $199 million in capital expenditures.

At the end of the first quarter of fiscal 2011, our long-term debt-to-equity ratio was 58.9% compared to 39.6% at the end of the first quarter of fiscal 2010. Our return on invested capital (computed on net operating profit after tax for the trailing twelve months and the average of beginning and ending long-term debt and equity) was 13.0% for the first quarter of fiscal 2011 compared to 11.5% for the first quarter of fiscal 2010.

We believe the selected sales data, the percentage relationship between Net Sales and major categories in the Consolidated Statements of Earnings and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations.

	% of Net Sales

	Three Months Ended
	May 1, 2011	May 2, 2010	% Increase (Decrease) in Dollar Amounts
NET SALES	100.0%	100.0%	(0.2)%

GROSS PROFIT	34.6	34.4	0.6

Operating Expenses:
Selling, General and Administrative	23.8	24.2	(1.7)
Depreciation and Amortization	2.4	2.4	(3.4)

Total Operating Expenses	26.2	26.6	(1.8)

OPERATING INCOME	8.5	7.7	9.0

Interest and Other (Income) Expense:
Interest and Investment Income	-	-	(50.0)
Interest Expense	0.8	0.8	(0.7)
Other	-	0.3	(100.0)

Interest and Other, net	0.8	1.1	(26.5)

EARNINGS BEFORE PROVISION FOR INCOME TAXES	7.6	6.6	15.0
Provision for Income Taxes	2.8	2.3	20.5

NET EARNINGS	4.8%	4.3%	12.0%

SELECTED SALES DATA
Number of Customer Transactions (in millions)	317	323	(1.9)%
Average Ticket	$53.35	$52.54	1.5
Weighted Average Weekly Sales Per Operating Store (in thousands)	$ 578	$ 581	(0.5)
Weighted Average Sales per Square Foot	$ 287	$ 288	(0.3)%
Comparable Store Sales (Decrease) Increase (%)(1)	(0.6)%	4.8%	N/A

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

N/A – Not Applicable

RESULTS OF OPERATIONS

Net Sales for the first quarter of fiscal 2011 decreased 0.2% to $16.8 billion from $16.9 billion for the first quarter of fiscal 2010. The decrease in Net Sales for the first quarter of fiscal 2011 reflects the impact of negative comparable store sales. Total comparable store sales decreased 0.6% for the first quarter of fiscal 2011 compared to an increase of 4.8% for the first quarter of fiscal 2010.

The decrease in comparable store sales for the first quarter of fiscal 2011 was driven by weak performance in our Indoor and Outdoor Garden categories, as we experienced unseasonably cold weather conditions, particularly in our Northern division. Comparable store customer transactions decreased 2.1% in the first quarter of fiscal 2011 while comparable store average ticket increased 1.5% to $53.34 for the first quarter of fiscal 2011. We saw strength across many of our other product categories as Electrical, Kitchen/Bath, Tools, Plumbing, Paint and Flooring posted positive comparable store sales during the first quarter of fiscal 2011. Hardware posted negative comparable store sales but outperformed the Company average for the first quarter of 2011.

Gross Profit was $5.8 billion for both the first quarter of fiscal 2011 and the first quarter of fiscal 2010. Gross Profit as a percent of Net Sales increased 28 basis points to 34.6% for the first quarter of fiscal 2011 compared to 34.4% for the first quarter of fiscal 2010. Our U.S. stores experienced 24 basis points of gross profit margin expansion in the first quarter of fiscal 2011 due to lower penetration of lower margin seasonal categories, fewer deferred financing programs and benefits arising from our merchandising portfolio approach and our supply chain transformation.

Selling, General and Administrative Expense (“SG&A”) decreased 1.7% to $4.0 billion for the first quarter of fiscal 2011 from $4.1 billion for the first quarter of fiscal 2010. As a percent of Net Sales, SG&A was 23.8% for the first quarter of fiscal 2011 compared to 24.2% for the first quarter of fiscal 2010. The decrease in SG&A as a percent of Net Sales for the first quarter of fiscal 2011 was driven by lower payroll and management bonus, reflecting the lower sales environment in the first quarter of fiscal 2011, as well as lower advertising expenses, reflecting our decision to shift more advertising spend into the second quarter of 2011 to align our advertising spending with our top selling months.

Depreciation and Amortization decreased 3.4% to $397 million for the first quarter of fiscal 2011 from $411 million for the first quarter of fiscal 2010. Depreciation and Amortization as a percent of Net Sales was 2.4% for both the first quarter of fiscal 2011 and the first quarter of fiscal 2010. The decrease in Depreciation and Amortization was a function of an increased number of fully depreciated assets.

Operating Income increased 9.0% to $1.4 billion for the first quarter of fiscal 2011 from $1.3 billion for the first quarter of fiscal 2010. Operating Income as a percent of Net Sales was 8.5% for the first quarter of fiscal 2011 compared to 7.7% for the first quarter of fiscal 2010.

In the first quarter of fiscal 2011, we recognized $139 million of Interest and Other, net, compared to $189 million for the first quarter of fiscal 2010. Interest and Other, net, as a percent of Net Sales was 0.8% for the first quarter of fiscal 2011 compared to 1.1% for the first quarter of fiscal 2010. Interest and Other, net, reflects a $51 million charge in the first quarter of fiscal 2010 related to the HD Supply Guarantee Extension. Excluding this charge, Interest and Other, net, as a percent of Net Sales was 0.8% for the first quarter of fiscal 2010, flat compared to the first quarter of fiscal 2011.

Our combined effective income tax rate was 36.7% for the first quarter of fiscal 2011 compared to 35.0% for the comparable period of fiscal 2010. The first quarter of fiscal 2010 included benefits arising from favorable settlements with various state taxing authorities.

Diluted Earnings per Share were $0.50 for the first quarter of fiscal 2011 compared to $0.43 for the first quarter of fiscal 2010, an increase of 16.3%. Excluding the $51 million HD Supply Guarantee Extension charge from the first quarter of fiscal 2010 results, Diluted Earnings per Share increased 11.1% for the first quarter of fiscal 2011.

To provide clarity, internally and externally, about our operating performance, we supplement our reporting with non-GAAP financial measures. We believe these non-GAAP financial measures better enable management and investors to understand and analyze our performance by providing them with meaningful information relevant to events of unusual nature or frequency that impact the comparability of underlying business results from period to period. However, this supplemental information should not be considered in isolation or as a substitute for the related GAAP measures.

There were no adjustments for the first quarter of fiscal 2011 for events of unusual nature or frequency. The results for the first quarter of fiscal 2010 reflect the $51 million pretax charge related to the HD Supply Guarantee Extension as described more fully in Note 4 to the Consolidated Financial Statements. The following reconciles the non-GAAP financial measures excluding this charge to the corresponding GAAP measures for the first quarter of fiscal 2010 (amounts in millions, except per share data):

	(Adjustment)	(Adjustment)	(Adjustment)	(Adjustment)
	Three Months Ended May 2, 2010
	As Reported	Adjustment	Non-GAAP Measures	% of Net Sales
Operating Income	$1,305	$ -	$1,305	7.7%
Interest and Other, net	189	51	138	0.8

Earnings Before Provision for Income Taxes	1,116	(51)	1,167	6.9
Provision for Income Taxes	391	(18)	409	2.4

Net Earnings	$ 725	$ (33)	$ 758	4.5%

Diluted Earnings per Share	$ 0.43	$(0.02)	$ 0.45	N/A

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operations provides us with a significant source of liquidity. During the first quarter of fiscal 2011, Net Cash Provided by Operating Activities was $2.1 billion compared to $2.0 billion for the same period of fiscal 2010. This increase was primarily a result of an increase in Net Earnings.

Net Cash Used in Investing Activities for the first quarter of fiscal 2011 was $184 million compared to $140 million for the same period of fiscal 2010. This change was primarily due to increased Capital Expenditures.

Net Cash Used in Financing Activities for the first quarter of fiscal 2011 was $664 million compared with $893 million for the same period of fiscal 2010. This change was primarily the result of $1.0 billion in net proceeds from long-term borrowings, partially offset by $793 million more in repurchases of common stock in the first quarter of fiscal 2011 compared to the same period of fiscal 2010.

In March 2011, we issued $1.0 billion of 4.40% Senior Notes due April 1, 2021 at a discount of $2 million and $1.0 billion of 5.95% Senior Notes due April 1, 2041 at a discount of $4 million (together, the “March 2011 issuance”). Interest on these Senior Notes is due semi-annually on April 1 and October 1 of each year, beginning October 1, 2011. The net proceeds of the March 2011 issuance were used to repurchase $1.0 billion of our common stock, and the balance of the net proceeds were used to repay our 5.20% Senior Notes that matured March 1, 2011 in the aggregate principal amount of $1.0 billion.

In connection with the March 2011 issuance, we entered into an ASR agreement with a third-party financial institution to repurchase $1.0 billion of our common stock. Under the agreement, in the first quarter of fiscal 2011 we paid $1.0 billion to the financial institution and received an initial delivery of approximately 21 million shares. The transaction was completed in the second quarter of fiscal 2011, at which time we received an additional 6 million shares. The final number of shares delivered upon settlement of the agreement was determined with reference to the average price of our common stock over the term of the ASR agreement. As of the end of the first quarter of fiscal 2011, $8.6 billion remained under our share repurchase authorization.

In May 2010, we entered into a forward starting interest rate swap agreement with a notional amount of $500 million, which was accounted for as a cash flow hedge, to hedge interest rate fluctuations in anticipation of the March 2011 issuance. Upon the March 2011 issuance, we settled this forward starting interest rate swap agreement for an immaterial amount.

In March 2011, we entered into an interest rate swap that expires on March 1, 2016, with a notional amount of $500 million, accounted for as a fair value hedge, that swaps fixed rate interest on our 5.40% Senior Notes due March 1, 2016 for variable interest equal to LIBOR plus 300 basis points. At May 1, 2011, the approximate fair value of this agreement was an asset of $8 million, which is the estimated amount we would have received to settle the agreement.

We have commercial paper programs that allow for borrowings up to $2.0 billion. In connection with the programs, we have a back-up credit facility with a consortium of banks for borrowings up to $2.0 billion. As of May 1, 2011, there were no borrowings outstanding under the commercial paper programs or the related credit facility. The credit facility expires in July 2013 and contains various restrictive covenants. As of May 1, 2011, we were in compliance with all of the covenants, and they are not expected to impact our liquidity or capital resources.

As of May 1, 2011, we had $1.8 billion in Cash and Cash Equivalents. We believe that our current cash position, access to the debt capital markets and cash flow generated from operations should be sufficient to enable us to complete our capital expenditure programs and fund dividend payments, share repurchases and any required long-term debt payments through the next several fiscal years. In addition, we have funds available from our commercial paper programs and the ability to obtain alternative sources of financing.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended May 1, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.  Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under Item 1A, “Risk Factors” and elsewhere in our Form 10-K. These risks and uncertainties could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties described in the Form 10-K include the risks and uncertainties associated with the current economic environment, such as the state of the residential construction, housing and home improvement markets; the state of the credit markets, including the limited availability of mortgages, home equity loans, consumer credit for our retail customers and commercial credit for our professional customers and our suppliers, as well as the availability and costs of commercial credit generally; reduced consumer spending; levels of consumer confidence; levels of consumer and commercial delinquencies; and supply interruptions and adverse business circumstances experienced by certain of our suppliers. Some of these risks and uncertainties and related effects that we experienced during the fiscal quarter covered by this report (and continue to experience) are described in greater detail in this Form 10-Q in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The risks described in our Form 10-K and set forth above are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	During the first quarter of fiscal 2011, the Company issued 488 deferred stock units under The Home Depot, Inc. NonEmployee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The deferred stock units were credited to the accounts of such nonemployee directors during the first quarter of fiscal 2011 who elected to receive board retainers in the form of deferred stock units instead of cash. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.

During the first quarter of fiscal 2011, the Company credited 43,279 deferred stock units to participant accounts under The Home Depot FutureBuilder Restoration Plan pursuant to an exemption from the registration requirements of the Securities Act of 1933 for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following the termination of services as described in this plan.

(c)	Since the inception of the Company’s share repurchase program in fiscal 2002 through the end of the first quarter of fiscal 2011, the Company has repurchased shares of its common stock having a value of approximately $31.4 billion. The number and average price of shares purchased in each fiscal month of the first quarter of fiscal 2011 are set forth in the table below:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
January 31, 2011 – February 27, 2011	30,677	$37.46	-	$9,909,997,344
February 28, 2011 – March 27, 2011	10,091,536	$36.87	8,146,431	$9,610,075,354
March 28, 2011 – May 1, 2011(3)	21,282,614	$36.65	21,276,595	$8,610,015,354

(1)	These amounts include repurchases pursuant to the Company’s 1997 and 2005 Omnibus Stock Incentive Plans (the “Plans”). Under the Plans, participants may exercise stock options by surrendering shares of common stock that the participants already own as payment of the exercise price. Participants in the Plans may also surrender shares as payment of applicable tax withholding on the vesting of restricted stock and deferred share awards. Shares so surrendered by participants in the Plans are repurchased pursuant to the terms of the Plans and applicable award agreement and not pursuant to publicly announced share repurchase programs.

(2)	The Company’s common stock repurchase program was initially announced on July 15, 2002. As of the end of the first quarter of fiscal 2011, the Board had approved purchases up to $40.0 billion. The program does not have a prescribed expiration date.

(3)	In the first quarter of fiscal 2011, the Company paid $1.0 billion under an ASR agreement and received an initial delivery of 21 million shares. The Average Price Paid Per Share was calculated using the fair market value of the shares on the date the initial shares were delivered. See note 3 to the Consolidated Financial Statements included in this report.

Item 6.  Exhibits

Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the Securities and Exchange Commission, as indicated by the references in brackets. All other exhibits are filed or furnished herewith.

*3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q for the fiscal quarter ended August 4, 2002, Exhibit 3.1 (File No. 1-8207)]

*3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q for the fiscal quarter ended May 3, 2010, Exhibit 3.2]

*3.3	By-Laws of The Home Depot, Inc. (Amended and Restated Effective August 20, 2010) [Form 8-K filed on August 26, 2010, Exhibit 3.1]

*4.1	Indenture, dated as of May 4, 2005, between The Home Depot, Inc. and The Bank of New York Trust Company, N.A., as Trustee [Form S-3 (File No. 333-124699) filed May 6, 2005, Exhibit 4.1]

*4.2	Form of 4.40% Senior Note due April 1, 2021 [Form 8-K filed on March 31, 2011, Exhibit 4.1]

*4.3	Form of 5.95% Senior Note due April 1, 2041 [Form 8-K filed on March 31, 2011, Exhibit 4.2]

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter of KPMG LLP, Acknowledgement of Independent Registered Public Accounting Firm, dated June 1, 2011.

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Executive Vice President – Corporate Services furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income; and (v) the Notes to the Consolidated Financial Statements.

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

May 31, 2011
(Date)

INDEX TO EXHIBITS

Exhibit	Description

Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the Securities and Exchange Commission, as indicated by the references in brackets. All other exhibits are filed or furnished herewith.

*3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q for the fiscal quarter ended August 4, 2002, Exhibit 3.1 (File No. 1-8207)]

*3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q for the fiscal quarter ended May 3, 2010, Exhibit 3.2]

*3.3	By-Laws of The Home Depot, Inc. (Amended and Restated Effective August 20, 2010) [Form 8-K filed on August 26, 2010, Exhibit 3.1]

*4.1	Indenture, dated as of May 4, 2005, between The Home Depot, Inc. and The Bank of New York Trust Company, N.A., as Trustee [Form S-3 (File No. 333-124699) filed May 6, 2005, Exhibit 4.1]

*4.2	Form of 4.40% Senior Note due April 1, 2021 [Form 8-K filed on March 31, 2011, Exhibit 4.1]

*4.3	Form of 5.95% Senior Note due April 1, 2041 [Form 8-K filed on March 31, 2011, Exhibit 4.2]

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter of KPMG LLP, Acknowledgement of Independent Registered Public Accounting Firm, dated June 1, 2011.

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Executive Vice President – Corporate Services furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income; and (v) the Notes to the Consolidated Financial Statements.