Form 10-Q
period 2011-07-31
HOME DEPOT INC
filed 2011-09-01
CIK 354950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

        ☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                      EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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

1,564,291,782 shares of common stock, $0.05 par value, as of August 25, 2011

THE HOME DEPOT, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	0000000	0000000	0000000	0000000
	Three Months Ended		Six Months Ended
amounts in millions, except per share data	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010
NET SALES	$20,232	$19,410	$37,055	$36,273
Cost of Sales	13,356	12,828	24,351	23,897

GROSS PROFIT	6,876	6,582	12,704	12,376

Operating Expenses:
Selling, General and Administrative	4,186	4,127	8,195	8,205
Depreciation and Amortization	396	406	793	817

Total Operating Expenses	4,582	4,533	8,988	9,022

OPERATING INCOME	2,294	2,049	3,716	3,354

Interest and Other (Income) Expense:
Interest and Investment Income	(3)	(3)	(5)	(7)
Interest Expense	149	151	290	293
Other	-	-	-	51

Interest and Other, net	146	148	285	337

EARNINGS BEFORE PROVISION FOR INCOME TAXES	2,148	1,901	3,431	3,017
Provision for Income Taxes	785	709	1,256	1,100

NET EARNINGS	$ 1,363	$ 1,192	$ 2,175	$ 1,917

Weighted Average Common Shares	1,568	1,653	1,585	1,666
BASIC EARNINGS PER SHARE	$ 0.87	$ 0.72	$ 1.37	$ 1.15

Diluted Weighted Average Common Shares	1,577	1,663	1,595	1,676
DILUTED EARNINGS PER SHARE	$ 0.86	$ 0.72	$ 1.36	$ 1.14

Dividends Declared Per Share	$0.25	$0.23625	$0.50	$0.4725

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	00000000	00000000
amounts in millions, except share and per share data	July 31, 2011	January 30, 2011
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 2,551	$ 545
Receivables, net	1,332	1,085
Merchandise Inventories	10,756	10,625
Other Current Assets	1,218	1,224

Total Current Assets	15,857	13,479

Property and Equipment, at cost	38,897	38,385
Less Accumulated Depreciation and Amortization	14,099	13,325

Net Property and Equipment	24,798	25,060

Goodwill	1,177	1,187
Other Assets	445	399

Total Assets	$42,277	$40,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$ 5,890	$ 4,717
Accrued Salaries and Related Expenses	1,262	1,290
Sales Taxes Payable	509	368
Deferred Revenue	1,178	1,177
Income Taxes Payable	306	13
Current Installments of Long-Term Debt	44	1,042
Other Accrued Expenses	1,758	1,515

Total Current Liabilities	10,947	10,122

Long-Term Debt, excluding current installments	10,731	8,707
Other Long-Term Liabilities	2,136	2,135
Deferred Income Taxes	230	272

Total Liabilities	24,044	21,236

STOCKHOLDERS’ EQUITY
Common Stock, par value $0.05; authorized: 10 billion shares; issued: 1.728 billion shares at July 31, 2011 and 1.722 billion shares at January 30, 2011; outstanding: 1.569 billion shares at July 31, 2011 and 1.623 billion shares at January 30, 2011	86	86
Paid-In Capital	6,665	6,556
Retained Earnings	16,372	14,995
Accumulated Other Comprehensive Income	603	445
Treasury Stock, at cost, 159 million shares at July 31, 2011 and 99 million shares at January 30, 2011	(5,493)	(3,193)

Total Stockholders’ Equity	18,233	18,889

Total Liabilities and Stockholders’ Equity	$42,277	$40,125

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	00000000	00000000
	Six Months Ended
amounts in millions	July 31, 2011	August 1, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$ 2,175	$ 1,917
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	849	866
Stock-Based Compensation Expense	108	112
Changes in Assets and Liabilities:
Receivables, net	(238)	(246)
Merchandise Inventories	(65)	(526)
Other Current Assets	(40)	(47)
Accounts Payable and Accrued Expenses	1,419	1,193
Deferred Revenue	(4)	(13)
Income Taxes Payable	308	161
Deferred Income Taxes	4	(78)
Other	(29)	24

Net Cash Provided by Operating Activities	4,487	3,363

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(469)	(407)
Proceeds from Sales of Property and Equipment	27	44

Net Cash Used in Investing Activities	(442)	(363)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Long-Term Borrowings, net of discount	1,994	-
Repayments of Long-Term Debt	(1,014)	(17)
Repurchases of Common Stock	(2,251)	(1,209)
Proceeds from Sales of Common Stock	83	52
Cash Dividends Paid to Stockholders	(798)	(793)
Other Financing Activities	(54)	(63)

Net Cash Used in Financing Activities	(2,040)	(2,030)

Change in Cash and Cash Equivalents	2,005	970
Effect of Exchange Rate Changes on Cash and Cash Equivalents	1	4
Cash and Cash Equivalents at Beginning of Period	545	1,421

Cash and Cash Equivalents at End of Period	$ 2,551	$ 2,395

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	0000000	0000000	0000000	0000000
	Three Months Ended		Six Months Ended
amounts in millions	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010
Net Earnings	$1,363	$1,192	$2,175	$1,917
Other Comprehensive Income:
Foreign Currency Translation Adjustments	(12)	(39)	174	112
Cash Flow Hedges (1)	2	(75)	(1)	(82)
Other	-	-	(15)	-

Total Other Comprehensive Income	(10)	(114)	158	30

Comprehensive Income	$1,353	$1,078	$2,333	$1,947

(1)	This component of comprehensive income is reported net of income taxes.

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

Valuation Reserves

As of July 31, 2011 and January 30, 2011, the valuation allowances for Merchandise Inventories and uncollectible Receivables were not material.

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

THE HOME DEPOT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.  ACCELERATED SHARE REPURCHASE

In March 2011, the Company entered into an ASR agreement with a third-party financial institution to repurchase $1.0 billion of the Company’s common stock. Under the agreement, the Company paid $1.0 billion to the financial institution, using a portion of the proceeds from the March 2011 issuance, and received an initial delivery of approximately 21 million shares in the first quarter of fiscal 2011. The transaction was completed in the second quarter of fiscal 2011, with the Company receiving an additional 6 million shares. The $1.0 billion of shares repurchased are included in Treasury Stock in the accompanying Consolidated Balance Sheets as of July 31, 2011. The final number of shares delivered upon settlement of the agreement was determined with reference to the average price of the Company’s common stock over the term of the ASR agreement.

4.  DEBT GUARANTEE EXTENSION

In connection with the sale of HD Supply, Inc. (“HD Supply”) on August 30, 2007, the Company guaranteed a $1.0 billion senior secured amortizing term loan of HD Supply. The Company is responsible for up to $1.0 billion and any unpaid interest in the event of nonpayment by HD Supply. As reported in the quarterly report on Form 10-Q of HD Supply for the period ended May 1, 2011, the outstanding balance of this term loan as of May 1, 2011 was $935 million. The guaranteed loan is collateralized by certain assets of HD Supply. The original expiration date of the guarantee was August 30, 2012. On March 19, 2010, the Company amended the guarantee to extend the expiration date to April 1, 2014. The fair value of the guarantee at August 30, 2007 was $16 million and was recorded as a liability of the Company in Other Long-Term Liabilities. The extension of the guarantee increased the fair value of the guarantee to $67 million, resulting in a $51 million charge to Interest and Other, net, for the first quarter and first six months of fiscal 2010.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The assets and liabilities of the Company that are measured at fair value on a recurring basis as of July 31, 2011 and January 30, 2011 were as follows (amounts in millions):

	000,000	000,000	000,000	000,000	000,000	000,000
	Fair Value at July 31, 2011 Using			Fair Value at January 30, 2011 Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative agreements - assets	$–	$ 85	$–	$–	$ 47	$–
Derivative agreements - liabilities	–	(56)	–	–	(40)	–

Total	$–	$ 29	$–	$–	$ 7	$–

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

THE HOME DEPOT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The assets and liabilities of the Company that were measured at fair value on a nonrecurring basis during the six months ended July 31, 2011 and August 1, 2010 were as follows (amounts in millions):

	Fair Value Measured During the Six Months Ended July 31, 2011 - Level 3	Gains (Losses)
Lease obligation costs, net	$(139)	$7

Total for the first six months of fiscal 2011		$7

	Fair Value Measured During the Six Months Ended August 1, 2010 - Level 3	Gains (Losses)

Lease obligation costs, net	$(177)	$ (8)
Guarantee of HD Supply loan	$ (67)	(51)

Total for the first six months of fiscal 2010		$(59)

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

Long-lived assets were analyzed for impairment on a nonrecurring basis using fair value measurements with unobservable inputs (level 3). Impairment charges related to long-lived assets in the first six months of fiscal 2011 and 2010 were not material.

The Company completed an assessment on the recoverability of Goodwill for one of its reporting units in the first six months of fiscal 2011. The fair value of the Company’s reporting unit was based on the potential selling price of the reporting unit. The impairment charge related to this Goodwill assessment was not material.

The aggregate fair value of the Company’s Senior Notes, based on quoted market prices, was $11.2 billion and $9.8 billion at July 31, 2011 and January 30, 2011, respectively, compared to a carrying value of $10.3 billion and $9.3 billion at July 31, 2011 and January 30, 2011, respectively.

6.  BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES

The reconciliation of basic to diluted weighted average common shares for the three and six months ended July 31, 2011 and August 1, 2010 was as follows (amounts in millions):

	Three Months Ended		Six Months Ended
	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010
Weighted average common shares	1,568	1,653	1,585	1,666
Effect of potentially dilutive securities:
Stock plans	9	10	10	10

Diluted weighted average common shares	1,577	1,663	1,595	1,676

Stock plans consist of shares granted under the Company’s employee stock plans. Options to purchase 30 million and 42 million shares of common stock for the three months ended July 31, 2011 and August 1, 2010, respectively, and options to purchase 26 million and 40 million shares of common stock for the six months ended July 31, 2011 and August 1, 2010, respectively, were excluded from the computation of Diluted Earnings per Share because their effect would have been anti-dilutive.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

The Home Depot, Inc.:

We have reviewed the Consolidated Balance Sheets of The Home Depot, Inc. and subsidiaries as of July 31, 2011, the related Consolidated Statements of Earnings and Comprehensive Income for the three-month and six-month periods ended July 31, 2011 and August 1, 2010, and the related Consolidated Statements of Cash Flows for the six-month periods ended July 31, 2011 and August 1, 2010. These Consolidated Financial Statements are the responsibility of the Company’s management.

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

    August 31, 2011

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements regarding our future performance constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may relate to, among other things, the demand for our products and services, net sales growth, comparable store sales, state of the economy, state of the residential construction, housing and home improvement markets, state of the credit markets, including mortgages, home equity loans and consumer credit, inventory and in-stock positions, commodity price inflation and deflation, implementation of store and supply chain initiatives, continuation of reinvestment plans, net earnings performance, earnings per share, stock-based compensation expense, capital allocation and expenditures, liquidity, the effect of adopting certain accounting standards, return on invested capital, management of our purchasing or customer credit policies, the effect of accounting charges, the planned recapitalization of the Company and the timing of its completion, the ability to issue debt on terms and at rates acceptable to us, store openings and closures, expense leverage and financial outlook.

Forward-looking statements are based on currently available information and our current assumptions, expectations and projections about future events. You are cautioned not to place undue reliance on our forward-looking statements. These statements are not guarantees of future performance and are subject to future events, risks and uncertainties – many of which are beyond our control or are currently unknown to us – as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. These risks and uncertainties include, but are not limited to, those described in Item 1A, “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended January 30, 2011 as filed with the Securities and Exchange Commission (“SEC”) on March 24, 2011 (“Form 10-K”) and in Item 1A of Part II and elsewhere in this report. You should read such information in conjunction with our Consolidated Financial Statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. There also may be other factors that we cannot anticipate or that are not described in this report, generally because we do not currently perceive them to be material. Such factors could cause results to differ materially from our expectations.

Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements other than as required by law. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the SEC.

EXECUTIVE SUMMARY AND SELECTED CONSOLIDATED STATEMENTS OF EARNINGS DATA

For the second quarter of fiscal 2011, we reported Net Earnings of $1.4 billion and Diluted Earnings per Share of $0.86 compared to Net Earnings of $1.2 billion and Diluted Earnings per Share of $0.72 for the second quarter of fiscal 2010. For the first six months of fiscal 2011, we reported Net Earnings of $2.2 billion and Diluted Earnings per Share of $1.36 compared to Net Earnings of $1.9 billion and Diluted Earnings per Share of $1.14 for the first six months of fiscal 2010.

Net Sales increased 4.2% to $20.2 billion for the second quarter of fiscal 2011 from $19.4 billion for the second quarter of fiscal 2010. For the first six months of fiscal 2011, Net Sales increased 2.2% to $37.1 billion from $36.3 billion for the first six months of fiscal 2010. Our comparable store sales increased 4.3% in the second quarter of fiscal 2011, driven primarily by a 3.3% increase in our comparable store average ticket. Comparable store sales for our U.S. stores increased 3.5% in the second quarter of fiscal 2011.

In the first six months of fiscal 2011, we continued to focus on the following four key initiatives:

Customer Service – Our focus on customer service is anchored on the principles of taking care of our associates, putting customers first and simplifying the business. The roll out of our Customers FIRST training to all store associates and support staff has brought simplification and focus across the business and is part of our ongoing commitment to improve customer service levels in our stores. In the second quarter of fiscal 2011, we piloted a new scheduling system for our associates that will eliminate approximately 30 hours per store per week of manual scheduling activity. With the time saved on scheduling activity, we can increase the time allocated to customer facing activity. We plan to have this rolled out throughout the U.S. by the end of fiscal 2011.

Product Authority – Our focus on product authority is facilitated by our merchandising transformation and portfolio strategy, including innovation, assortment and value. In an effort to improve our special order performance, we are digitizing our vendor catalogs and expect to complete this process in the third quarter of fiscal 2011. This will make the special order process both simpler and more accurate for our associates and will provide the foundation for a new special order sales dashboard that will give our merchants greater visibility into special order pricing and performance.

Productivity and Efficiency – Our approach to driving productivity and efficiency starts with disciplined capital allocation focused on building best-in-class competitive advantages in information technology and supply chain, as well as building shareholder value through higher returns on invested capital and total value returned to shareholders in the form of dividends and share repurchases. Since the completion of the roll out of our Rapid Deployment Centers (“RDCs”) in fiscal 2010, we continue to improve delivery and service to U.S. stores and at the same time leverage the cost of moving goods. During the second quarter of fiscal 2011, we settled our $1.0 billion Accelerated Share Repurchase (“ASR”) agreement. We received a total of 27 million shares under the ASR agreement in the first six months of fiscal 2011, including 6 million shares upon settlement of the ASR agreement in the second quarter of fiscal 2011. Also during the first six months of fiscal 2011, we repurchased an additional 36 million shares of our common stock through the open market.

Interconnected Retail – Our focus on interconnected retail is based on the view that providing a seamless shopping experience across multiple channels will be a critical enabler for future success. Our multiple channel focus is allowing us to greatly expand our assortment of merchandise, and we are making the investment to build these capabilities, including the roll out of Buy On-Line, Pick-up in Store. We had over 100 stores with Buy On-Line, Pick-up in Store as of the end of the second quarter of fiscal 2011, and the roll out to our U.S. stores should be complete in the third quarter of fiscal 2011.

We opened one new store in Mexico and closed one store destroyed by a tornado during the second quarter of fiscal 2011, for a total store count of 2,245 at the end of the second quarter of fiscal 2011. As of the end of the second quarter of fiscal 2011, a total of 273 of these stores, or 12.2%, were located in Canada, Mexico and China compared to 268 stores, or 11.9%, as of the end of the second quarter of fiscal 2010.

We generated $4.5 billion of cash flow from operations in the first six months of fiscal 2011. We used a portion of this cash flow to fund $1.3 billion of share repurchases in addition to shares purchased under the ASR agreement, pay $798 million of dividends, and fund $469 million in capital expenditures.

At the end of the second quarter of fiscal 2011, our long-term debt-to-equity ratio was 58.9% compared to 39.7% at the end of the second quarter of fiscal 2010. Our return on invested capital (computed on net operating profit after tax for the trailing twelve months and the average of beginning and ending long-term debt and equity) was 13.5% for the second quarter of fiscal 2011 compared to 11.5% for the second quarter of fiscal 2010.

We believe the selected sales data, the percentage relationship between Net Sales and major categories in the Consolidated Statements of Earnings and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations.

	% of Net Sales
	Three Months Ended		Six Months Ended		% Increase (Decrease) in Dollar Amounts
	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010	Three Months	Six Months
NET SALES	100.0%	100.0%	100.0%	100.0%	4.2%	2.2%

GROSS PROFIT	34.0	33.9	34.3	34.1	4.5	2.7

Operating Expenses:
Selling, General and Administrative	20.7	21.3	22.1	22.6	1.4	(0.1)
Depreciation and Amortization	2.0	2.1	2.1	2.3	(2.5)	(2.9)

Total Operating Expenses	22.6	23.4	24.3	24.9	1.1	(0.4)

OPERATING INCOME	11.3	10.6	10.0	9.2	12.0	10.8

Interest and Other (Income) Expense:
Interest and Investment Income	-	-	-	-	-	(28.6)
Interest Expense	0.7	0.8	0.8	0.8	(1.3)	(1.0)
Other	-	-	-	0.1	-	(100.0)

Interest and Other, net	0.7	0.8	0.8	0.9	(1.4)	(15.4)

EARNINGS BEFORE PROVISION FOR INCOME TAXES	10.6	9.8	9.3	8.3	13.0	13.7
Provision for Income Taxes	3.9	3.7	3.4	3.0	10.7	14.2

NET EARNINGS	6.7%	6.1%	5.9%	5.3%	14.3%	13.5%

SELECTED SALES DATA
Number of Customer Transactions (in millions)	373	369	689	692	1.1%	(0.4)%
Average Ticket	$54.04	$52.30	$53.72	$52.41	3.3%	2.5%
Weighted Average Weekly Sales Per Operating Store (in thousands)	$690	$662	$634	$621	4.2%	2.1%
Weighted Average Sales per Square Foot	$342.70	$328.27	$314.89	$307.94	4.4%	2.3%
Comparable Store Sales Increase (%)(1)	4.3%	1.7%	2.0%	3.2%	N/A	N/A

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

N/A – Not Applicable

RESULTS OF OPERATIONS

Net Sales for the second quarter of fiscal 2011 increased 4.2% to $20.2 billion from $19.4 billion for the second quarter of fiscal 2010. For the first six months of fiscal 2011, Net Sales increased 2.2% to $37.1 billion from $36.3 billion for the comparable period in fiscal 2010. The increase in Net Sales for the second quarter and first six months of fiscal 2011 reflects the impact of positive comparable store sales. Total comparable store sales increased 4.3% for the second quarter of fiscal 2011 compared to an increase of 1.7% for the second quarter of fiscal 2010. For the first six months of fiscal 2011, total comparable store sales increased 2.0% compared to an increase of 3.2% for the same period of fiscal 2010.

The positive comparable store sales for the second quarter and first six months of fiscal 2011 reflects a number of factors. Our performance in the second quarter of fiscal 2011 was driven by our seasonal business and outdoor projects, repair business from the harsh winter and spring storms, and strength in our core departments. The majority of our departments posted positive comparable store sales for the second quarter and first six months of fiscal 2011, and comparable store average ticket increased 3.3% and 2.5% for the second quarter and first six months of fiscal 2011, respectively. Comparable store sales for our Building Materials, Electrical, Kitchen/Bath, Indoor Garden, Outdoor Garden and Tools product categories were above the Company average, and comparable store sales for Hardware was at the Company average for the second quarter of fiscal 2011. Comparable store sales for our Paint, Plumbing and Flooring product categories were positive but less than the Company average for the second quarter of fiscal 2011. Comparable store sales in Lighting were flat while Lumber and Millwork were negative for the second quarter of 2011.

Gross Profit increased 4.5% to $6.9 billion for the second quarter of fiscal 2011 from $6.6 billion for the second quarter of fiscal 2010. Gross Profit increased 2.7% to $12.7 billion for the first six months of fiscal 2011 from $12.4 billion for the first six months of fiscal 2010. Gross Profit as a percent of Net Sales increased 8 basis points to 34.0% for the second quarter of fiscal 2011 compared to 33.9% for the second quarter of fiscal 2010. For the first six months of fiscal 2011, Gross Profit as a percent of Net Sales was 34.3% compared with 34.1% for the comparable period of fiscal 2010, an increase of 16 basis points. The increase in gross profit margin in the second quarter and first six months of fiscal 2011 was driven by benefits arising from our merchandising portfolio approach and our supply chain transformation in the U.S.

Selling, General and Administrative Expense (“SG&A”) increased 1.4% to $4.2 billion for the second quarter of fiscal 2011 from $4.1 billion for the second quarter of fiscal 2010, and was $8.2 billion for the first six months of both fiscal 2011 and 2010. As a percent of Net Sales, SG&A was 20.7% for the second quarter of fiscal 2011 compared to 21.3% for the second quarter of fiscal 2010. For the first six months of fiscal 2011, SG&A as a percent of Net Sales was 22.1% compared to 22.6% for the same period last year. The decrease in SG&A as a percent of Net Sales for the second quarter and first six months of fiscal 2011 reflects expense leverage in the positive comparable store sales environment partially offset by a $32 million impairment charge for a non-core carpet cleaning and cabinet refinishing business that the Company intends to sell.

Depreciation and Amortization decreased 2.5% to $396 million for the second quarter of fiscal 2011 from $406 million for the second quarter of fiscal 2010. For the first six months of fiscal 2011, Depreciation and Amortization decreased 2.9% to $793 million from $817 million for the same period of fiscal 2010. Depreciation and Amortization as a percent of Net Sales was 2.0% for the second quarter of fiscal 2011 compared to 2.1% for the second quarter of fiscal 2010, and was 2.1% for the first six months of fiscal 2011 compared to 2.3% for the same period in fiscal 2010. The decrease in Depreciation and Amortization was a function of an increased number of fully depreciated assets.

Operating Income increased 12.0% to $2.3 billion for the second quarter of fiscal 2011 from $2.0 billion for the second quarter of fiscal 2010. Operating Income increased 10.8% to $3.7 billion for the first six months of fiscal 2011 from $3.4 billion for the first six months of fiscal 2010.

In the second quarter of fiscal 2011, we recognized $146 million of Interest and Other, net, compared to $148 million in the second quarter of fiscal 2010. We recognized $285 million of Interest and Other, net, in the first six months of fiscal 2011 compared to $337 million for the same period last year. Interest and Other, net, as a percent of Net Sales was 0.7% for the second quarter of fiscal 2011 compared to 0.8% for the second quarter of fiscal 2010. For the first six months of fiscal 2011, Interest and Other, net, as a percent of Net Sales was 0.8% compared to 0.9% for the same period last year. Interest and Other, net, for the first six months of fiscal 2010 reflects a $51 million pretax charge taken in the first quarter of fiscal 2010 related to the extension of our guarantee of a senior secured loan of HD Supply, Inc.

Our combined effective income tax rate was 36.6% for the first six months of fiscal 2011 compared to 36.5% for the comparable period of fiscal 2010.

Diluted Earnings per Share were $0.86 and $1.36 for the second quarter and first six months of fiscal 2011, respectively, compared to $0.72 and $1.14 for the second quarter and first six months of fiscal 2010, respectively. Diluted Earnings per Share for the second quarter and first six months of fiscal 2011 reflect $0.04 and $0.06, respectively, of benefit from repurchases of our common stock in the last 12 months.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operations provides us with a significant source of liquidity. During the first six months of fiscal 2011, Net Cash Provided by Operating Activities was $4.5 billion compared to $3.4 billion for the same period of fiscal 2010. This increase was primarily a result of an increase in Net Earnings, changes in inventory levels and other net working capital items.

Net Cash Used in Investing Activities for the first six months of fiscal 2011 was $442 million compared to $363 million for the same period of fiscal 2010. This change was primarily due to increased Capital Expenditures.

Net Cash Used in Financing Activities for the first six months of both fiscal 2011 and 2010 was $2.0 billion. In March 2011, we issued $1.0 billion of 4.40% Senior Notes due April 1, 2021 at a discount of $2 million and $1.0 billion of 5.95% Senior Notes due April 1, 2041 at a discount of $4 million (together, the “March 2011 issuance”). Interest on these Senior Notes is due semi-annually on April 1 and October 1 of each year, beginning October 1, 2011. The net proceeds of the March 2011 issuance were used to repurchase $1.0 billion of our common stock, and the balance of the net proceeds were used to repay our 5.20% Senior Notes that matured March 1, 2011 in the aggregate principal amount of $1.0 billion.

In connection with the March 2011 issuance, we entered into an ASR agreement with a third-party financial institution to repurchase $1.0 billion of our common stock. Under the agreement, in the first quarter of fiscal 2011 we paid $1.0 billion to the financial institution and received an initial delivery of approximately 21 million shares. The transaction was completed in the second quarter of fiscal 2011, at which time we received an additional 6 million shares. Also during the first six months of fiscal 2011, we repurchased an additional 36 million shares of our common stock for $1.3 billion through the open market. As of the end of the second quarter of fiscal 2011, $7.6 billion remained under our share repurchase authorization.

In May 2010, we entered into a forward starting interest rate swap agreement with a notional amount of $500 million, which was accounted for as a cash flow hedge, to hedge interest rate fluctuations in anticipation of the March 2011 issuance. Upon the March 2011 issuance, we settled this forward starting interest rate swap agreement for an immaterial amount.

We have commercial paper programs that allow for borrowings up to $2.0 billion. In connection with the programs, we have a back-up credit facility with a consortium of banks for borrowings up to $2.0 billion. As of July 31, 2011, there were no borrowings outstanding under the commercial paper programs or the related credit facility. The credit facility expires in July 2013 and contains various restrictive covenants. As of July 31, 2011, we were in compliance with all of the covenants, and they are not expected to impact our liquidity or capital resources.

As of July 31, 2011, we had $2.6 billion in Cash and Cash Equivalents. We believe that our current cash position, access to the debt capital markets and cash flow generated from operations should be sufficient to enable us to complete our capital expenditure programs and fund dividend payments, share repurchases and any required long-term debt payments through the next several fiscal years. In addition, we have funds available from our commercial paper programs and the ability to obtain alternative sources of financing.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended July 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The following information updates, and should be read in conjunction with, Item 3, “Legal Proceedings,” of the Company’s Form 10-K. Except as set forth below, there are no other material changes during the second quarter of fiscal 2011 to our disclosure in Item 3 of our Form 10-K.

As reported on page 12 of our Form 10-K, in September 2010, the Company was contacted by district attorneys in three counties in California within the South Coast Air Quality Management District (the “SCAQMD”) and the City of Los Angeles regarding allegations that the Company sold products in those counties with VOC (volatile organic compound) levels in excess of amounts permitted by SCAQMD rules. In June 2011, two related complaints were filed in the Superior Court of California – County of Los Angeles against the Company. The first action was brought by the SCAQMD and alleges that the Company sold products with higher-than-permitted VOC levels. This action seeks $30 million in civil penalties and injunctive relief. The second action was brought by the Los Angeles City Attorney and the district attorneys of each of Orange, Riverside and San Bernadino counties and alleges that the Company engaged in unfair business practices and false advertising when selling these products. This action seeks unspecified civil penalties and injunctive relief. Although the Company cannot predict the outcomes of these matters, it does not expect either to have a material adverse effect on its consolidated financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under Item 1A, “Risk Factors” and elsewhere in our Form 10-K. These risks and uncertainties could materially and adversely affect our business, financial condition and results of operations. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business. There have been no material changes in the risk factors discussed in our Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	During the second quarter of fiscal 2011, the Company issued 13,693 deferred stock units under The Home Depot, Inc. NonEmployee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The deferred stock units were credited to the accounts of such nonemployee directors during the second quarter of fiscal 2011 who elected to receive board retainers in the form of deferred stock units instead of cash. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.

During the second quarter of fiscal 2011, the Company credited 1,309 deferred stock units to participant accounts under The Home Depot FutureBuilder Restoration Plan pursuant to an exemption from the registration requirements of the Securities Act of 1933 for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following the termination of services as described in this plan.

(c)	Since the inception of the Company’s share repurchase program in fiscal 2002 through the end of the second quarter of fiscal 2011, the Company has repurchased shares of its common stock having a value of approximately $32.4 billion. The number and average price of shares purchased in each fiscal month of the second quarter of fiscal 2011 are set forth in the table below:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
May 2, 2011 – May 29, 2011(3)	5,918,674	$37.50	5,871,532	$8,610,015,354
May 30, 2011 – June 26, 2011	11,908,399	$34.57	11,660,426	$8,206,994,680
June 27, 2011 – July 31, 2011	16,560,889	$36.22	16,481,770	$7,610,015,369

(1)	These amounts include repurchases pursuant to the Company’s 1997 and 2005 Omnibus Stock Incentive Plans (the “Plans”). Under the Plans, participants may exercise stock options by surrendering shares of common stock that the participants already own as payment of the exercise price. Participants in the Plans may also surrender shares as payment of applicable tax withholding on the vesting of restricted stock and deferred share awards. Shares so surrendered by participants in the Plans are repurchased pursuant to the terms of the Plans and applicable award agreement and not pursuant to publicly announced share repurchase programs.

(2)	The Company’s common stock repurchase program was initially announced on July 15, 2002. As of the end of the second quarter of fiscal 2011, the Board had approved purchases up to $40.0 billion. The program does not have a prescribed expiration date.

(3)	In the first quarter of fiscal 2011, the Company paid $1.0 billion under an ASR agreement and received an initial delivery of 21 million shares. The transaction was completed in the second quarter of fiscal 2011, with the Company receiving an additional 6 million shares to settle the agreement. The Average Price Paid Per Share was calculated with reference to the average stock price of the Company’s common stock over the term of the ASR agreement. See Note 3 to the Consolidated Financial Statements included in this report.

Item 6. Exhibits

Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the Securities and Exchange Commission, as indicated by the references in brackets. All other exhibits are filed or furnished herewith.

3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc.

*3.2	By-Laws of The Home Depot, Inc. (Amended and Restated Effective June 2, 2011) [Form 8-K filed on June 7, 2011, Exhibit 3.1]

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter of KPMG LLP, Acknowledgement of Independent Registered Public Accounting Firm, dated August 31, 2011.

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Executive Vice President – Corporate Services furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income; and (v) the Notes to the Consolidated Financial Statements.

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

August 30, 2011
(Date)

INDEX TO EXHIBITS

Exhibit	Description

Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the Securities and Exchange Commission, as indicated by the references in brackets. All other exhibits are filed or furnished herewith.

3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc.

*3.2	By-Laws of The Home Depot, Inc. (Amended and Restated Effective June 2, 2011) [Form 8-K filed on June 7, 2011, Exhibit 3.1]

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter of KPMG LLP, Acknowledgement of Independent Registered Public Accounting Firm, dated August 31, 2011.

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Executive Vice President – Corporate Services furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income; and (v) the Notes to the Consolidated Financial Statements.