Form 10-Q
period 2011-10-30
HOME DEPOT INC
filed 2011-11-29
CIK 354950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 30, 2011
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
1,541,568,417 shares of common stock, $0.05 par value, as of November 21, 2011

THE HOME DEPOT, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
amounts in millions, except per share data	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
NET SALES	$17,326	$16,598	$54,381	$52,871
Cost of Sales	11,365	10,913	35,716	34,810
GROSS PROFIT	5,961	5,685	18,665	18,061
Operating Expenses:
Selling, General and Administrative	3,956	3,837	12,151	12,042
Depreciation and Amortization	390	400	1,183	1,217
Total Operating Expenses	4,346	4,237	13,334	13,259
OPERATING INCOME	1,615	1,448	5,331	4,802
Interest and Other (Income) Expense:
Interest and Investment Income	(4)	(4)	(9)	(11)
Interest Expense	162	146	452	439
Other	—	—	—	51
Interest and Other, net	158	142	443	479
EARNINGS BEFORE PROVISION FOR INCOME TAXES	1,457	1,306	4,888	4,323
Provision for Income Taxes	523	472	1,779	1,572
NET EARNINGS	$934	$834	$3,109	$2,751

Weighted Average Common Shares	1,540	1,637	1,572	1,657
BASIC EARNINGS PER SHARE	$0.61	$0.51	$1.98	$1.66
Diluted Weighted Average Common Shares	1,548	1,646	1,581	1,667
DILUTED EARNINGS PER SHARE	$0.60	$0.51	$1.97	$1.65
Dividends Declared Per Share	$0.29	$0.23625	$0.79	$0.70875
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

amounts in millions, except share and per share data	October 30, 2011	January 30, 2011
ASSETS
Current Assets:
Cash and Cash Equivalents	$2,234	$545
Receivables, net	1,384	1,085
Merchandise Inventories	10,717	10,625
Other Current Assets	1,143	1,224
Total Current Assets	15,478	13,479
Property and Equipment, at cost	38,814	38,385
Less Accumulated Depreciation and Amortization	14,282	13,325
Net Property and Equipment	24,532	25,060
Goodwill	1,072	1,187
Other Assets	417	399
Total Assets	$41,499	$40,125
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$5,669	$4,717
Accrued Salaries and Related Expenses	1,227	1,290
Sales Taxes Payable	466	368
Deferred Revenue	1,153	1,177
Income Taxes Payable	318	13
Current Installments of Long-Term Debt	44	1,042
Other Accrued Expenses	1,709	1,515
Total Current Liabilities	10,586	10,122
Long-Term Debt, excluding current installments	10,739	8,707
Other Long-Term Liabilities	2,205	2,135
Deferred Income Taxes	200	272
Total Liabilities	23,730	21,236
STOCKHOLDERS’ EQUITY
Common Stock, par value $0.05; authorized: 10 billion shares; issued: 1.727 billion shares at October 30, 2011 and 1.722 billion shares at January 30, 2011; outstanding: 1.541 billion shares at October 30, 2011 and 1.623 billion shares at January 30, 2011	86	86
Paid-In Capital	6,698	6,556
Retained Earnings	16,917	14,995
Accumulated Other Comprehensive Income	362	445
Treasury Stock, at cost, 186 million shares at October 30, 2011 and 99 million shares at January 30, 2011	(6,294)	(3,193)
Total Stockholders’ Equity	17,769	18,889
Total Liabilities and Stockholders’ Equity	$41,499	$40,125
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
amounts in millions	October 30, 2011	October 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$3,109	$2,751
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,265	1,292
Stock-Based Compensation Expense	157	161
Changes in Assets and Liabilities, net of the effects of disposition:
Receivables, net	(309)	(319)
Merchandise Inventories	(115)	(745)
Other Current Assets	(9)	(10)
Accounts Payable and Accrued Expenses	1,212	820
Deferred Revenue	(24)	(3)
Income Taxes Payable	309	90
Deferred Income Taxes	36	(74)
Other	60	23
Net Cash Provided by Operating Activities	5,691	3,986
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(820)	(689)
Proceeds from Sale of Business, net	101	—
Proceeds from Sales of Property and Equipment	36	65
Net Cash Used in Investing Activities	(683)	(624)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Long-Term Borrowings, net of discount	1,994	998
Repayments of Long-Term Debt	(1,021)	(1,023)
Repurchases of Common Stock	(3,056)	(1,974)
Proceeds from Sales of Common Stock	91	56
Cash Dividends Paid to Stockholders	(1,187)	(1,184)
Other Financing Activities	(118)	(239)
Net Cash Used in Financing Activities	(3,297)	(3,366)
Change in Cash and Cash Equivalents	1,711	(4)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(22)	8
Cash and Cash Equivalents at Beginning of Period	545	1,421
Cash and Cash Equivalents at End of Period	$2,234	$1,425
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
amounts in millions	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
Net Earnings	$934	$834	$3,109	$2,751
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	(245)	33	(71)	145
Cash Flow Hedges, net of tax	3	(50)	2	(132)
Other	1	—	(14)	—
Total Other Comprehensive (Loss) Income	(241)	(17)	(83)	13
Comprehensive Income	$693	$817	$3,026	$2,764
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
Valuation Reserves
As of October 30, 2011 and January 30, 2011, the valuation allowances for Merchandise Inventories and uncollectible Receivables were not material.

2.	LONG-TERM DEBT
In March 2011, the Company issued $1.0 billion of 4.40% Senior Notes due April 1, 2021 at a discount of $2 million and $1.0 billion of 5.95% Senior Notes due April 1, 2041 at a discount of $4 million (together, the “March 2011 issuance”). Interest on these Senior Notes is due semi-annually on April 1 and October 1 of each year, beginning October 1, 2011. The net proceeds of the March 2011 issuance were used to repurchase $1.0 billion of the Company’s common stock through an Accelerated Share Repurchase (“ASR”) agreement, and the balance of the net proceeds were used to repay the Company’s 5.20% Senior Notes that matured March 1, 2011 in the aggregate principal amount of $1.0 billion. The $6 million discount associated with the March 2011 issuance is being amortized over the term of the Senior Notes using the effective interest rate method. Issuance costs were approximately $15 million and are being amortized over the term of the Senior Notes.
The Senior Notes may be redeemed by the Company at any time, in whole or in part, at the redemption price plus accrued interest up to the redemption date. The redemption price is equal to the greater of (1) 100% of the principal amount of the Senior Notes to be redeemed, and (2) the sum of the present values of the remaining scheduled payments of principal and interest to maturity. Additionally, if a Change in Control Triggering Event occurs, as defined by the terms of the March 2011 issuance, holders of the March 2011 issuance have the right to require the Company to redeem those notes at 101% of the aggregate principal amount of the notes plus accrued interest up to the redemption date. The Company is generally not limited under the indenture governing the Senior Notes in its ability to incur additional indebtedness or required to maintain financial ratios or specified levels of net worth or liquidity. Further, while the indenture governing the Senior Notes contains various restrictive covenants, none is expected to impact the Company’s liquidity or capital resources.
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
In March 2011, the Company entered into an ASR agreement with a third-party financial institution to repurchase $1.0 billion of the Company’s common stock. Under the agreement, the Company paid $1.0 billion to the financial institution, using a portion of the proceeds from the March 2011 issuance, and received an initial delivery of approximately 21 million shares in the first quarter of fiscal 2011. The transaction was completed in the second quarter of fiscal 2011, with the Company receiving an additional 6 million shares. The $1.0 billion of shares repurchased are included in Treasury Stock in the accompanying Consolidated Balance Sheets as of October 30, 2011. The final number of shares delivered upon settlement of the agreement was determined with reference to the average price of the Company’s common stock over the term of the ASR agreement.

THE HOME DEPOT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	DEBT GUARANTEE EXTENSION
In connection with the sale of HD Supply, Inc. (“HD Supply”) on August 30, 2007, the Company guaranteed a $1.0 billion senior secured amortizing term loan of HD Supply. The Company is responsible for up to $1.0 billion and any unpaid interest in the event of nonpayment by HD Supply. As reported in the quarterly report on Form 10-Q of HD Supply for the period ended July 31, 2011, the outstanding balance of this term loan as of July 31, 2011 was $933 million. The guaranteed loan is collateralized by certain assets of HD Supply. The original expiration date of the guarantee was August 30, 2012. On March 19, 2010, the Company amended the guarantee to extend the expiration date to April 1, 2014. The fair value of the guarantee at August 30, 2007 was $16 million and was recorded as a liability of the Company in Other Long-Term Liabilities. The extension of the guarantee increased the fair value of the guarantee to $67 million, resulting in a $51 million charge to Interest and Other, net, for the first quarter and first nine months of fiscal 2010.

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

Level 1 –	Observable inputs that reflect quoted prices in active markets
Level 2 –	Inputs other than quoted prices in active markets that are either directly or indirectly observable
Level 3 –	Unobservable inputs in which little or no market data exists, therefore requiring the Company to develop its own assumptions
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The assets and liabilities of the Company that are measured at fair value on a recurring basis as of October 30, 2011 and January 30, 2011 were as follows (amounts in millions):

	Fair Value at October 30, 2011 Using			Fair Value at January 30, 2011 Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative agreements - assets	$—	$98	$—	$—	$47	$—
Derivative agreements - liabilities	—	(38)	—	—	(40)	—
Total	$—	$60	$—	$—	$7	$—
The Company uses derivative financial instruments from time to time in the management of its interest rate exposure on long-term debt and its exposure on foreign currency fluctuations. The fair value of the Company’s derivative financial instruments was measured using level 2 inputs.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The assets and liabilities of the Company that were measured at fair value on a nonrecurring basis during the nine months ended October 30, 2011 and October 31, 2010 were as follows (amounts in millions):

	Fair Value Measured During
	the Nine Months Ended	Gains
	October 30, 2011 - Level 3	(Losses)
Lease obligation costs, net	$(145)	$(7)
Total for the first nine months of fiscal 2011		$(7)

THE HOME DEPOT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Fair Value Measured During
	the Nine Months Ended	Gains
	October 31, 2010 - Level 3	(Losses)
Lease obligation costs, net	$(169)	$(10)
Guarantee of HD Supply loan	$(67)	(51)
Total for the first nine months of fiscal 2010		$(61)
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
Long-lived assets were analyzed for impairment on a nonrecurring basis using fair value measurements with unobservable inputs (level 3). Impairment charges related to long-lived assets in the first nine months of fiscal 2011 and 2010 were not material.
The Company completed assessments on the recoverability of Goodwill and indefinite-lived intangible assets in the first nine months of fiscal 2011. The fair values of the Company's reporting units and indefinite-lived intangible assets were estimated using the present value of expected future discounted cash flows through unobservable inputs or, for one reporting unit subsequently sold, the estimated selling price of the unit. Impairment charges related to Goodwill and indefinite-lived intangible assets were not material.
The aggregate fair value of the Company’s Senior Notes, based on quoted market prices, was $11.7 billion and $9.8 billion at October 30, 2011 and January 30, 2011, respectively, compared to a carrying value of $10.3 billion and $9.3 billion at October 30, 2011 and January 30, 2011, respectively.

6.	BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES
The reconciliation of basic to diluted weighted average common shares for the three and nine months ended October 30, 2011 and October 31, 2010 was as follows (amounts in millions):

	Three Months Ended		Nine Months Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
Weighted average common shares	1,540	1,637	1,572	1,657
Effect of potentially dilutive securities:
Stock plans	8	9	9	10
Diluted weighted average common shares	1,548	1,646	1,581	1,667
Stock plans consist of shares granted under the Company’s employee stock plans. Options to purchase 31 million and 41 million shares of common stock for the three months ended October 30, 2011 and October 31, 2010, respectively, and options to purchase 27 million and 40 million shares of common stock for the nine months ended October 30, 2011 and October 31, 2010, respectively, were excluded from the computation of Diluted Earnings per Share because their effect would have been anti-dilutive.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
The Home Depot, Inc.:
We have reviewed the Consolidated Balance Sheets of The Home Depot, Inc. and subsidiaries as of October 30, 2011, the related Consolidated Statements of Earnings and Comprehensive Income for the three-month and nine-month periods ended October 30, 2011 and October 31, 2010, and the related Consolidated Statements of Cash Flows for the nine-month periods ended October 30, 2011 and October 31, 2010. These Consolidated Financial Statements are the responsibility of the Company’s management.
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
November 28, 2011

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
Certain statements contained herein regarding our future performance constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may relate to, among other things, the demand for our products and services, net sales growth, comparable store sales, state of the economy, state of the residential construction, housing and home improvement markets, state of the credit markets, including mortgages, home equity loans and consumer credit, inventory and in-stock positions, commodity price inflation and deflation, implementation of store and supply chain initiatives, continuation of reinvestment plans, net earnings performance, earnings per share, stock-based compensation expense, capital allocation and expenditures, liquidity, the effect of adopting certain accounting standards, return on invested capital, management of our purchasing or customer credit policies, the effect of accounting charges, the planned recapitalization of the Company and the timing of its completion, the ability to issue debt on terms and at rates acceptable to us, store openings and closures, expense leverage and financial outlook.
Forward-looking statements are based on currently available information and our current assumptions, expectations and projections about future events. You are cautioned not to rely on our forward-looking statements. These statements are not guarantees of future performance and are subject to future events, risks and uncertainties – many of which are beyond our control or are currently unknown to us – as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. These risks and uncertainties include, but are not limited to, those described in Item 1A, “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended January 30, 2011 as filed with the Securities and Exchange Commission (“SEC”) on March 24, 2011 (“Form 10-K”) and in Item 1A of Part II and elsewhere in this report. You should read such information in conjunction with our Consolidated Financial Statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. There also may be other factors that we cannot anticipate or that are not described in this report, generally because we do not currently perceive them to be material. Such factors could cause results to differ materially from our expectations.
Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements other than as required by law. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the SEC.
EXECUTIVE SUMMARY AND SELECTED CONSOLIDATED STATEMENTS OF EARNINGS DATA
For the third quarter of fiscal 2011, we reported Net Earnings of $934 million and Diluted Earnings per Share of $0.60 compared to Net Earnings of $834 million and Diluted Earnings per Share of $0.51 for the third quarter of fiscal 2010. For the first nine months of fiscal 2011, we reported Net Earnings of $3.1 billion and Diluted Earnings per Share of $1.97 compared to Net Earnings of $2.8 billion and Diluted Earnings per Share of $1.65 for the first nine months of fiscal 2010.
Net Sales increased 4.4% to $17.3 billion for the third quarter of fiscal 2011 from $16.6 billion for the third quarter of fiscal 2010. For the first nine months of fiscal 2011, Net Sales increased 2.9% to $54.4 billion from $52.9 billion for the first nine months of fiscal 2010. Our comparable store sales increased 4.2% in the third quarter of fiscal 2011, driven primarily by a 3.0% increase in our comparable store average ticket. Comparable store sales for our U.S. stores increased 3.8% in the third quarter of fiscal 2011.
In the first nine months of fiscal 2011, we continued to focus on the following four key initiatives:
Customer Service – Our focus on customer service is anchored on the principles of taking care of our associates, putting customers first and simplifying the business. In the third quarter of fiscal 2011, we rolled out a new scheduling system for our associates and a new centralized return to vendor process. Both the new scheduling system and the new return to vendor process are allowing us to increase customer facing hours in our stores at the same time that we are improving overall labor productivity.
Product Authority – Our focus on product authority is facilitated by our merchandising transformation and portfolio strategy, including innovation, assortment and value. As part of a multi-phased project to improve our special order performance, we completed digitizing our vendor catalogs in the third quarter of fiscal 2011. When completed, the new system will make the special order process both simpler and more accurate for our associates.
Productivity and Efficiency – Our approach to driving productivity and efficiency starts with disciplined capital allocation focused on building best-in-class competitive advantages in information technology and supply chain, as well as building shareholder value through higher returns on invested capital and total value returned to shareholders in the form of dividends and share repurchases. Since the completion of the roll out of our Rapid Deployment Centers (“RDCs”) in fiscal 2010, we have been adding mechanization to the RDCs and have seen benefits in capacity, efficiency and accuracy. By the end of fiscal 2012, we expect 18 of the 19 RDCs will be mechanized. In terms of building shareholder value, during the first nine months of fiscal 2011, we repurchased a total of 87 million shares through open market purchases and our $1.0 billion Accelerated Share Repurchase ("ASR") agreement. In addition, on November 15, 2011 we announced a 16% increase in our quarterly cash dividend to 29 cents per share.
Interconnected Retail – Our focus on interconnected retail is based on the view that providing a seamless shopping experience across multiple channels will be a critical enabler for future success. Our multiple channel focus is allowing us to greatly expand our assortment of merchandise, and we are making the investment to build these capabilities, including the roll out of Buy On-Line, Pick-up in Store, which was completed in the third quarter of fiscal 2011. We are also upgrading our online platform and expect to complete the upgrade by the end of fiscal 2011.
We opened one new store in Mexico and one new store in St. Croix in the U.S. Virgin Islands during the third quarter of fiscal 2011. We also temporarily closed one store due to flooding damage during the third quarter of fiscal 2011, for a total store count of 2,246 at the end of the third quarter of fiscal 2011. As of the end of the third quarter of fiscal 2011, a total of 274 of these stores, or 12.2%, were located in Canada, Mexico and China compared to 268 stores, or 11.9%, as of the end of the third quarter of fiscal 2010.
We generated $5.7 billion of cash flow from operations in the first nine months of fiscal 2011. We used a portion of this cash flow to fund $2.1 billion of share repurchases in addition to shares purchased under the ASR agreement, pay $1.2 billion of dividends, and fund $820 million in capital expenditures.
At the end of the third quarter of fiscal 2011, our long-term debt-to-equity ratio increased to 60.4% from 45.8% at the end of the third quarter of fiscal 2010 driven primarily by higher debt levels in the current year. Our return on invested capital (computed on net operating profit after tax for the trailing twelve months and the average of beginning and ending long-term debt and equity) was 14.1% for the third quarter of fiscal 2011 compared to 12.0% for the third quarter of fiscal 2010.

We believe the selected sales data, the percentage relationship between Net Sales and major categories in the Consolidated Statements of Earnings and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations.

	% of Net Sales
	Three Months Ended		Nine Months Ended		% Increase (Decrease) in Dollar Amounts
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010	Three Months	Nine Months
NET SALES	100.0%	100.0%	100.0%	100.0%	4.4%	2.9%
GROSS PROFIT	34.4	34.3	34.3	34.2	4.9	3.3
Operating Expenses:
Selling, General and Administrative	22.8	23.1	22.3	22.8	3.1	0.9
Depreciation and Amortization	2.3	2.4	2.2	2.3	(2.5)	(2.8)
Total Operating Expenses	25.1	25.5	24.5	25.1	2.6	0.6

OPERATING INCOME	9.3	8.7	9.8	9.1	11.5	11.0
Interest and Other (Income) Expense:
Interest and Investment Income	—	—	—	—	—	(18.2)
Interest Expense	0.9	0.9	0.8	0.8	11.0	3.0
Other	—	—	—	0.1	—	(100.0)
Interest and Other, net	0.9	0.9	0.8	0.9	11.3	(7.5)

EARNINGS BEFORE PROVISION FOR INCOME TAXES	8.4	7.9	9.0	8.2	11.6	13.1
Provision for Income Taxes	3.0	2.8	3.3	3.0	10.8	13.2
NET EARNINGS	5.4%	5.0%	5.7%	5.2%	12.0%	13.0%
SELECTED SALES DATA
Number of Customer Transactions (in millions)	325.3	321.6	1,014.5	1,013.3	1.2%	0.1%
Average Ticket	$53.03	$51.47	$53.50	$52.11	3.0%	2.7%
Weighted Average Weekly Sales Per Operating Store (in thousands)	$590	$567	$620	$603	4.1%	2.8%
Weighted Average Sales per Square Foot	$293.26	$281.16	$308.17	$299.01	4.3%	3.1%
Comparable Store Sales Increase (%)(1)	4.2%	1.4%	2.7%	2.6%	N/A	N/A
Note: Certain percentages may not sum to totals due to rounding.
  ____________________________

(1)
Includes Net Sales at locations open greater than 12 months, including relocated and remodeled stores. Retail stores become comparable on the Monday following their 365thday of operation. Comparable store sales is intended only as supplemental information and is not a substitute for Net Sales or Net Earnings presented in accordance with generally accepted accounting principles.

N/A – Not Applicable

RESULTS OF OPERATIONS
Net Sales for the third quarter of fiscal 2011 increased 4.4% to $17.3 billion from $16.6 billion for the third quarter of fiscal 2010. For the first nine months of fiscal 2011, Net Sales increased 2.9% to $54.4 billion from $52.9 billion for the comparable period in fiscal 2010. The increase in Net Sales for the third quarter and first nine months of fiscal 2011 reflects the impact of positive comparable store sales. Total comparable store sales increased 4.2% for the third quarter of fiscal 2011 compared to an increase of 1.4% for the third quarter of fiscal 2010. For the first nine months of fiscal 2011, total comparable store sales increased 2.7% compared to an increase of 2.6% for the same period of fiscal 2010.
The positive comparable store sales for the third quarter and first nine months of fiscal 2011 reflect a number of factors. Our performance in the third quarter of fiscal 2011 was driven by storm related sales arising from Hurricane Irene and early winter weather, as well as strength in our core departments. The majority of our departments posted positive comparable store sales for the third quarter and first nine months of fiscal 2011, and comparable store average ticket increased 3.0% and 2.6% for the third quarter and first nine months of fiscal 2011, respectively. Comparable store sales for our Tools, Electrical, Indoor Garden, Building Materials, Plumbing and Hardware product categories were above the Company average for the third quarter of fiscal 2011. Comparable store sales for our Paint, Flooring, Lighting and Kitchen product categories were positive for the third quarter of fiscal 2011. Comparable store sales for our Lumber, Outdoor Garden, Bath and Millwork product categories were negative for the third quarter of 2011.
Gross Profit increased 4.9% to $6.0 billion for the third quarter of fiscal 2011 from $5.7 billion for the third quarter of fiscal 2010. Gross Profit increased 3.3% to $18.7 billion for the first nine months of fiscal 2011 from $18.1 billion for the first nine months of fiscal 2010. Gross Profit as a percent of Net Sales increased 15 basis points to 34.4% for the third quarter of fiscal 2011 compared to 34.3% for the third quarter of fiscal 2010. For the first nine months of fiscal 2011, Gross Profit as a percent of Net Sales was 34.3% compared with 34.2% for the comparable period of fiscal 2010, an increase of 16 basis points. The increase in gross profit margin in the third quarter and first nine months of fiscal 2011 was driven by benefits arising from our supply chain transformation in the U.S., which was partially offset by a change in the mix of products and services sold as well as higher shrink compared to last year.
Selling, General and Administrative Expense (“SG&A”) increased 3.1% to $4.0 billion for the third quarter of fiscal 2011 from $3.8 billion for the third quarter of fiscal 2010, and increased 0.9% to $12.2 billion for the first nine months of fiscal 2011 from $12.0 billion for the first nine months of fiscal 2010. As a percent of Net Sales, SG&A was 22.8% for the third quarter of fiscal 2011 compared to 23.1% for the third quarter of fiscal 2010. For the first nine months of fiscal 2011, SG&A as a percent of Net Sales was 22.3% compared to 22.8% for the same period last year. The decrease in SG&A as a percent of Net Sales for the third quarter and first nine months of fiscal 2011 reflects expense leverage in the positive comparable store sales environment partially offset by expenses related to natural disasters. Additionally, SG&A for the first nine months of fiscal 2011 was negatively impacted by a $32 million impairment charge in the second quarter of fiscal 2011 for a non-core carpet cleaning and cabinet refinishing business that was subsequently sold in the third quarter of fiscal 2011.
Depreciation and Amortization decreased 2.5% to $390 million for the third quarter of fiscal 2011 from $400 million for the third quarter of fiscal 2010. Depreciation and Amortization was $1.2 billion for the first nine months of both fiscal 2011 and 2010. Depreciation and Amortization as a percent of Net Sales was 2.3% for the third quarter of fiscal 2011 compared to 2.4% for the third quarter of fiscal 2010, and was 2.2% for the first nine months of fiscal 2011 compared to 2.3% for the same period in fiscal 2010. The decrease in Depreciation and Amortization as a percent of Net Sales for the third quarter and first nine months of fiscal 2011 was a function of an increased number of fully depreciated assets.
Operating Income increased 11.5% to $1.6 billion for the third quarter of fiscal 2011 from $1.4 billion for the third quarter of fiscal 2010. Operating Income increased 11.0% to $5.3 billion for the first nine months of fiscal 2011 from $4.8 billion for the first nine months of fiscal 2010.
In the third quarter of fiscal 2011, we recognized $158 million of Interest and Other, net, compared to $142 million in the third quarter of fiscal 2010. We recognized $443 million of Interest and Other, net, in the first nine months of fiscal 2011 compared to $479 million for the same period last year. Interest and Other, net, as a percent of Net Sales was 0.9% for the third quarter of both fiscal 2011 and 2010. For the first nine months of fiscal 2011, Interest and Other, net, as a percent of Net Sales was 0.8% compared to 0.9% for the same period last year. Interest and Other, net, for the first nine months of fiscal 2010 reflects a $51 million pretax charge taken in the first quarter of fiscal 2010 related to the extension of our guarantee of a senior secured loan of HD Supply, Inc.
Our combined effective income tax rate was 36.4% for the first nine months of both fiscal 2011 and 2010.

Diluted Earnings per Share were $0.60 and $1.97 for the third quarter and first nine months of fiscal 2011, respectively, compared to $0.51 and $1.65 for the third quarter and first nine months of fiscal 2010, respectively. Diluted Earnings per Share for the third quarter and first nine months of fiscal 2011 reflect $0.03 and $0.10, respectively, of benefit from repurchases of our common stock in the twelve months ended October 30, 2011.
LIQUIDITY AND CAPITAL RESOURCES
Cash flow generated from operations provides us with a significant source of liquidity. During the first nine months of fiscal 2011, Net Cash Provided by Operating Activities was $5.7 billion compared to $4.0 billion for the same period of fiscal 2010. This increase was primarily a result of an increase in Net Earnings, changes in inventory levels and other net working capital items.
Net Cash Used in Investing Activities for the first nine months of fiscal 2011 was $683 million compared to $624 million for the same period of fiscal 2010. This change was primarily due to increased Capital Expenditures partially offset by Proceeds from Sale of Business, net, related to the sale of a non-core carpet cleaning and cabinet refinishing business in the third quarter of fiscal 2011.
Net Cash Used in Financing Activities for the first nine months of fiscal 2011 was $3.3 billion compared to $3.4 billion for the same period of fiscal 2010. In March 2011, we issued $1.0 billion of 4.40% Senior Notes due April 1, 2021 at a discount of $2 million and $1.0 billion of 5.95% Senior Notes due April 1, 2041 at a discount of $4 million (together, the “March 2011 issuance”). Interest on these Senior Notes is due semi-annually on April 1 and October 1 of each year, beginning October 1, 2011. The net proceeds of the March 2011 issuance were used to repurchase $1.0 billion of our common stock, and the balance of the net proceeds were used to repay our 5.20% Senior Notes that matured March 1, 2011 in the aggregate principal amount of $1.0 billion.
In connection with the March 2011 issuance, we entered into an ASR agreement with a third-party financial institution to repurchase $1.0 billion of our common stock. Under the agreement, we paid $1.0 billion to the financial institution and received a total of 27 million shares during the first nine months of fiscal 2011. Also during the first nine months of fiscal 2011, we repurchased an additional 60 million shares of our common stock for $2.1 billion through the open market. As of the end of the third quarter of fiscal 2011, $6.8 billion remained under our share repurchase authorization.
In May 2010, we entered into a forward starting interest rate swap agreement with a notional amount of $500 million, which was accounted for as a cash flow hedge, to hedge interest rate fluctuations in anticipation of the March 2011 issuance. Upon the March 2011 issuance, we settled this forward starting interest rate swap agreement for an immaterial amount.
We have commercial paper programs that allow for borrowings up to $2.0 billion. In connection with the programs, we have a back-up credit facility with a consortium of banks for borrowings up to $2.0 billion. As of October 30, 2011, there were no borrowings outstanding under the commercial paper programs or the related credit facility. The credit facility expires in July 2013 and contains various restrictive covenants. As of October 30, 2011, we were in compliance with all of the covenants, and they are not expected to impact our liquidity or capital resources.
As of October 30, 2011, we had $2.2 billion in Cash and Cash Equivalents. We believe that our current cash position, access to the debt capital markets and cash flow generated from operations should be sufficient to enable us to complete our capital expenditure programs and fund dividend payments, share repurchases and any required long-term debt payments through the next several fiscal years. In addition, we have funds available from our commercial paper programs and the ability to obtain alternative sources of financing.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Our exposure to market risks results primarily from fluctuations in interest rates. There have been no material changes to our exposure to market risks from those disclosed in our Form 10-K.

Item 4.	Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended October 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(a)
During the third quarter of fiscal 2011, the Company issued 591 deferred stock units under The Home Depot, Inc. NonEmployee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The deferred stock units were credited to the accounts of such nonemployee directors during the third quarter of fiscal 2011 who elected to receive board retainers in the form of deferred stock units instead of cash. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.

(b)
During the third quarter of fiscal 2011, the Company credited 1,393 deferred stock units to participant accounts under The Home Depot FutureBuilder Restoration Plan pursuant to an exemption from the registration requirements of the Securities Act of 1933 for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following the termination of services as described in this plan.

(c)
Since the inception of the Company’s share repurchase program in fiscal 2002 through the end of the third quarter of fiscal 2011, the Company has repurchased shares of its common stock having a value of approximately $33.2 billion. The number and average price of shares purchased in each fiscal month of the third quarter of fiscal 2011 are set forth in the table below:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
August 1, 2011 – August 28, 2011	3,004,456	$33.27	2,920,884	$7,512,829,690
August 29, 2011 – September 25, 2011	9,506,656	$33.26	9,362,884	$7,201,393,593
September 26, 2011 – October 30, 2011	11,315,059	$34.60	11,312,054	$6,810,021,267

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

(2)
The Company’s common stock repurchase program was initially announced on July 15, 2002. As of the end of the third quarter of fiscal 2011, the Board had approved purchases up to $40.0 billion. The program does not have a prescribed expiration date.

Item 6.	Exhibits
Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the references in brackets. All other exhibits are filed or furnished herewith.

*3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q filed on September 1, 2011, Exhibit 3.1]

*3.2	By-Laws of The Home Depot, Inc. (Amended and Restated Effective June 2, 2011). [Form 8-K filed on June 7, 2011, Exhibit 3.1]

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter of KPMG LLP, Acknowledgement of Independent Registered Public Accounting Firm, dated November 28, 2011.

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Chief Financial Officer and Executive Vice President – Corporate Services furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income; and (v) the Notes to the Consolidated Financial Statements.

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

November 28, 2011
(Date)

INDEX TO EXHIBITS

Exhibit	Description

Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the references in brackets. All other exhibits are filed or furnished herewith.

*3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q filed on September 1, 2011, Exhibit 3.1]

*3.2	By-Laws of The Home Depot, Inc. (Amended and Restated Effective June 2, 2011). [Form 8-K filed on June 7, 2011, Exhibit 3.1]

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter of KPMG LLP, Acknowledgement of Independent Registered Public Accounting Firm, dated November 28, 2011.

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Chief Financial Officer and Executive Vice President – Corporate Services furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income; and (v) the Notes to the Consolidated Financial Statements.