Form 10-K
period 2012-01-29
HOME DEPOT INC
filed 2012-03-22
CIK 354950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2012
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
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant on July 31, 2011 was $53.7 billion.
The number of shares outstanding of the Registrant’s common stock as of March 14, 2012 was 1,523,263,533 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s proxy statement for the 2012 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K to the extent described herein.

THE HOME DEPOT, INC.
FISCAL YEAR 2011 FORM 10-K

CAUTIONARY STATEMENT PURSUANT TO THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain statements regarding our future performance constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may relate to, among other things, the demand for our products and services, net sales growth, comparable store sales, state of the economy, state of the residential construction, housing and home improvement markets, state of the credit markets, including mortgages, home equity loans and consumer credit, inventory and in-stock positions, commodity price inflation and deflation, implementation of store and supply chain initiatives, continuation of reinvestment plans, net earnings performance, earnings per share, stock-based compensation expense, capital allocation and expenditures, liquidity, the effect of adopting certain accounting standards, return on invested capital, management of our purchasing or customer credit policies, the effect of accounting charges, the ability to issue debt on terms and at rates acceptable to us, store openings and closures, expense leverage and financial outlook.
Forward-looking statements are based on currently available information and our current assumptions, expectations and projections about future events. You should not rely on our forward-looking statements. These statements are not guarantees of future performance and are subject to future events, risks and uncertainties – many of which are beyond our control or are currently unknown to us – as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. These risks and uncertainties include, but are not limited to, those described in Item 1A, "Risk Factors," in this report.
Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements other than as required by law. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the Securities and Exchange Commission ("SEC").

PART I

Item 1. Business.
Introduction
The Home Depot, Inc. is the world’s largest home improvement retailer based on Net Sales for the fiscal year ended January 29, 2012 ("fiscal 2011"). The Home Depot stores sell a wide assortment of building materials, home improvement and lawn and garden products and provide a number of services. The Home Depot stores average approximately 104,000 square feet of enclosed space, with approximately 24,000 additional square feet of outside garden area. As of the end of fiscal 2011, we had 2,252 The Home Depot stores located throughout the United States including the Commonwealth of Puerto Rico and the territories of the U.S. Virgin Islands and Guam, Canada, China and Mexico. When we refer to "The Home Depot," the "Company," "we," "us" or "our" in this report, we are referring to The Home Depot, Inc. and its consolidated subsidiaries.
The Home Depot, Inc. is a Delaware corporation that was incorporated in 1978. Our Store Support Center (corporate office) is located at 2455 Paces Ferry Road, N.W., Atlanta, Georgia 30339. Our telephone number is (770) 433-8211.
We maintain an Internet website at www.homedepot.com. We make available on our website, free of charge, our Annual Reports to shareholders, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and Forms 3, 4 and 5, and amendments to those reports, as soon as reasonably practicable after filing such documents with, or furnishing such documents to, the SEC.
We include our website addresses throughout this filing for reference only. The information contained on our websites is not incorporated by reference into this report.
For information on key financial highlights, including historical revenues, profits and total assets, see the "Five-Year Summary of Financial and Operating Results" on page F-1 of this report and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Our Business
Operating Strategy
In fiscal 2011, we continued to execute on our strategy focused on the following key initiatives:

•
Customer Service. Our customer service initiative is anchored on the principles of putting customers first, taking care of our associates and simplifying the business. To enhance customer service, we introduced new information technology and optimized certain elements of our supply chain to eliminate tasks and give associates more time with customers. We also sought to maintain competitive wages and incentive opportunities to attract, retain and motivate our associates.

•
Product Authority. Our product authority initiative is facilitated by our merchandising transformation and portfolio strategy, focused on delivering product innovation, assortment and value. In fiscal 2011, we introduced a wide range of new products to our customers, while remaining focused on offering every day values in our stores.

•
Productivity and Efficiency. Our productivity and efficiency initiative is advanced through building best-in-class competitive advantages in information technology and supply chain, as well as building shareholder value through higher returns on invested capital and total value returned to shareholders. By the start of fiscal 2011, we had completed our Rapid Deployment Center ("RDC") rollout, and our focus turned to operating and optimizing our supply chain network. We continued our focus on disciplined capital allocation, expense control and increasing shareholder returns, both through share repurchases and increased dividend payments.

•
Interconnected Retail. As customers increasingly expect to be able to buy how, when and where they want, we believe that providing a seamless shopping experience across multiple channels will be a key enabler for future success. The interconnected retail initiative is woven throughout our business and connects our other three key initiatives. In fiscal 2011, we focused in particular on enhancements to our online presence and other customer-facing technology, leveraging multiple channels to expand product assortment and simultaneously simplifying the process of locating and ordering products.

Customer Service
Our Customers.    The Home Depot stores serve three primary customer groups, and we have different customer service approaches to meet their particular needs:

•
Do-It-Yourself ("D-I-Y") Customers. These customers are typically home owners who purchase products and complete their own projects and installations. Our associates assist these customers with specific product and installation questions both in our stores and through online resources and other media designed to provide product and project knowledge.

•
Do-It-For-Me ("D-I-F-M") Customers. These customers are typically home owners who purchase materials themselves and hire third parties to complete the project or installation. Our stores offer a variety of installation services targeted at D-I-F-M customers who select and purchase products and installation of those products from us in the store. Our installation programs include products such as carpeting, flooring, cabinets, countertops and water heaters. In addition, we provide professional installation of a number of products sold through our in-home sales programs, such as roofing, siding, windows, furnaces and central air systems.

•
Professional Customers. These customers are primarily professional remodelers, general contractors, repairmen, small business owners and tradesmen. We offer a variety of special programs to these customers, including delivery and will-call services, dedicated staff and expanded credit programs. We recognize the unique service needs of the professional customer and use our expertise to facilitate their buying experience.

In fiscal 2011, we introduced new information technology to serve our customers more effectively and enhance the overall shopping environment. To improve our labor efficiency, we completed the roll out of our new associate forecast and scheduling system and a centralized returns system in fiscal 2011. These systems allow us to take tasks out of the stores and allocate more associate hours to assisting customers and to better align our labor hours with customer traffic patterns. As of the end of fiscal 2011, approximately 53% of our store labor hours were dedicated to customer-facing activity, with a goal of reaching 60% by the end of fiscal 2013. During fiscal 2011, we also implemented enhancements to our website to improve our customers' experience when shopping online. These include Buy Online, Pick-up In Store ("BOPIS"), which allows our customers to choose how they would like to receive merchandise ordered online, and "SuperSku," which provides greater flexibility in how items are displayed online and minimizes the number of clicks necessary to find a product. In February 2012, we rolled out a significant upgrade of our website, which enhances the layout, visual appearance and responsiveness of the site, as well as further reducing the number of clicks necessary to navigate our pages.

We help our professional, D-I-Y and D-I-F-M customers finance their projects by offering private label credit products in our stores through third-party credit providers. In fiscal 2011, approximately 2.4 million new The Home Depot private label credit accounts were opened, and at fiscal year end the total number of The Home Depot active account holders was approximately 10 million. Private label credit card sales accounted for approximately 22% of sales in fiscal 2011. In addition, to provide alternate payment options to our customers, in fiscal 2011 we launched a pilot program for our in-store customers to use PayPal® and plan to roll it out more broadly in the fiscal year ending February 3, 2013 ("fiscal 2012").
Our Associates.    Employee relations matter to us, and our associates are key to our customer service initiative. We empower our associates to deliver excellent customer service through our Customers FIRST training program. At the end of fiscal 2011, we employed approximately 331,000 associates, of whom approximately 20,000 were salaried, with the remainder compensated on an hourly or temporary basis. To attract and retain qualified personnel, we seek to maintain competitive salary and wage levels in each market we serve. We measure associate satisfaction regularly and maintain multiple means of ensuring effective communications with our associates. We believe that our employee relations are very good.
Product Authority
Our Products.    Our product portfolio strategy is aimed at delivering innovation, assortment and value. A typical Home Depot store stocks approximately 30,000 to 40,000 products during the year, including both national brand name and proprietary items. We also offer over 300,000 products through our website, homedepot.com. To enhance our merchandising capabilities, we made enhancements to our information technology tools in fiscal 2011 to give our merchants and vendors greater visibility into category and item performance. In addition, as part of a multi-phased project to improve our special order performance and make the special order process both simpler and more accurate for our customers and associates, we digitized our vendor catalogs in fiscal 2011.
In fiscal 2011, we continued to introduce a number of innovative and distinctive products to our customers at attractive values. Examples of these new products include lithium battery technology for power tools, Ryobi® lithium ion cordless outdoor tools, Glidden® DUO™ paint + primer, Toro® gas trimmers and organic lawn care products from Vigoro®.
To complement and enhance our product selection, we continued to form strategic alliances and exclusive relationships with selected suppliers to market products under a variety of well-recognized brand names. During fiscal 2011, we offered a number of proprietary and exclusive brands across a wide range of departments, such as Defiant® door locks, Everbilt® hardware fasteners, Husky® paint tools and hand tools, Hampton Bay® lighting, Vigoro® lawn care products, RIDGID® and Ryobi® power tools and Glacier Bay® bath fixtures. We also continued our partnership with Martha Stewart Living Omnimedia to offer the exclusive Martha Stewart Living brand in select categories including outdoor living, paint, cabinetry, flooring, and shelving and storage. We will continue to assess strategic alliances and relationships with suppliers and opportunities to expand the range of products available under brand names that are exclusive to The Home Depot.
From our Store Support Center, we maintain a global sourcing program to obtain high-quality products directly from manufacturers around the world. Our merchant team identifies and purchases innovative products directly for our stores. Additionally, we have three sourcing offices located in the Chinese cities of Shanghai, Shenzhen and Dalian, and offices in Gurgaon, India; Rome, Italy; Monterrey, Mexico and Toronto, Canada.
Quality Assurance. We have both quality assurance and engineering resources that are dedicated to overseeing the quality of all of our products, whether they are directly imported, locally or globally sourced or proprietary branded products. Through these programs, we have established criteria for supplier and product performance that are designed to ensure that our products comply with applicable international, federal, state and local safety, quality and performance standards. We also have a Supplier Social and Environmental Responsibility Program designed to ensure that our suppliers adhere to the highest standards of social and environmental responsibility.
Energy Saving Products and Programs. As the world's largest home improvement retailer, we are in a unique position to enable our customers to achieve energy savings through our products and services and to educate our customers about "green" products and practices. Through our Eco Options® Program introduced in fiscal 2007, we have created product categories that allow consumers to easily identify environmentally preferred product selections in our stores. Our Eco Options® Program has certified over 4,000 products that meet specifications for energy efficiency, water conservation, healthy home, clean air and sustainable forestry. Through this program, we sell products such as ENERGY STAR® refrigerators, dishwashers, compact fluorescent light ("CFL") bulbs, EcoSmart® LED light bulbs, programmable thermostats, water heaters and other products, enabling our customers to save on their utility bills. LED light bulbs, which use approximately 85% less energy and last up to 20 years longer than traditional incandescent bulbs, were one of our fastest growing categories for the year. In fiscal 2011, the sales of ENERGY STAR® qualified products helped consumers save over

$700 million in annual utility costs, which equate to an over six billion kilowatt reduction and an almost five million ton decrease in greenhouse gas emissions. We also help our customers save water through sales of WaterSense®-labeled bath faucets, showerheads, aerators and toilets. Through the sales of these products, we have helped consumers save over 30 billion gallons of water and over $200 million in water bills.
Our Eco Options® page on our website offers consumer education on environmental impacts of various products and identifies easy green D-I-Y projects. This online experience, coupled with our D-I-Y in-store how-to clinics on green projects and our continual enhancement of our Eco Options® product categories, helps us to meet a growing customer demand for environmentally responsible and cost-saving products and projects. In 2011, we also partnered with the U.S. Green Building Council to establish a list of products sold at our stores that meet "LEED for Homes" product specifications. This program helps our customers easily identify products with potential Leadership in Energy and Environmental Design ("LEED") point values and is designed to simplify the complexities of building green. At the end of fiscal 2011, we had approximately 2,000 LEED for Homes products.
We continue to offer our nationwide, in-store CFL bulb recycling program launched in 2008. This service is offered to customers free of charge and is available in all U.S. stores. We also maintain an in-store rechargeable battery recycling program. Launched in 2001 in partnership with the Rechargeable Battery Recycling Corporation, this program is also available to customers free of charge in all stores throughout the U.S. and Canada. Through these recycling programs, in fiscal 2011 we helped recycle over 480,000 pounds of CFL bulbs and over 770,000 pounds of rechargeable batteries collected from our customers. In fiscal 2011, we also recycled over 130,000 lead acid batteries collected from our customers under our lead acid battery exchange program, as well as approximately 150,000 tons of cardboard through a nationwide cardboard recycling program across our U.S. stores.
Net Sales of Major Product Groups. The following table shows the percentage of Net Sales of each major product group (and related services) for each of the last three fiscal years:

Product Group	Percentage of Net Sales for Fiscal Year Ended
	January 29, 2012	January 30, 2011	January 31, 2010
Plumbing, electrical and kitchen	30.5%	30.0%	29.8%
Hardware and seasonal	29.5	29.4	29.1
Building materials, lumber and millwork	21.1	21.7	21.9
Paint and flooring	18.9	18.9	19.2
Total	100.0%	100.0%	100.0%
Net Sales outside the U.S. were $8.0 billion, $7.5 billion and $7.0 billion for fiscal 2011, 2010 and 2009, respectively. Long-lived assets outside the U.S. totaled $3.1 billion, $3.2 billion and $3.0 billion as of January 29, 2012, January 30, 2011 and January 31, 2010, respectively.
Seasonality.    Our business is subject to seasonal influences. Generally, our highest volume of sales occurs in our second fiscal quarter, and the lowest volume occurs during our fourth fiscal quarter.
Competition.    Our business is highly competitive, based primarily on customer service, price, store location and assortment of merchandise. Although we are currently the world’s largest home improvement retailer, in each of the markets we serve there are a number of other home improvement stores, electrical, plumbing and building materials supply houses and lumber yards. With respect to some products, we also compete with specialty design stores, showrooms, discount stores, local, regional and national hardware stores, mail order firms, warehouse clubs, independent building supply stores and, to a lesser extent, other retailers. In addition, we face growing competition from online and multichannel retailers.
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

Productivity and Efficiency
Logistics.    Our supply chain operations are focused on creating a competitive advantage through ensuring product availability for our customers, effectively using our investment in inventory, and managing total supply chain costs. Following the completion of our RDC rollout, our initiatives in fiscal 2011 have been to further optimize and efficiently operate our network, build new logistics capabilities and improve our inventory management systems and processes.
Our distribution strategy is to provide the optimal flow path for a given product. RDCs play a key role in optimizing our network as they allow for aggregation of product needs for multiple stores to a single purchase order and then rapid allocation and deployment of inventory to individual stores upon arrival at the RDC. This results in a simplified ordering process and improved transportation and inventory management. To enhance our RDC network, we continued adding mechanization, and at the end of fiscal 2011, 15 of our 19 RDCs were mechanized. Over the past two years, we have expanded our transload pilot program to three facilities near ocean ports, with a fourth facility expected to become operational in fiscal 2012. Transload facilities allow us to improve our import logistics costs and inventory management by enabling imported product to flow through our RDC network. In addition, we implemented a new distribution forecasting and replenishment system to further improve our inventory management.
We added approximately 1.5 million net square feet of distribution center space in fiscal 2011, primarily for new repair and liquidation centers as part of our centralized returns system. These centers consolidate product from our stores to return to our vendors, liquidate or recycle. They also provide a small engine repair service for our stores and customers primarily focused on outdoor and hardware power equipment. At the end of fiscal 2011, in addition to our 19 RDCs in the U.S., we operated 33 bulk distribution centers, which handle products distributed optimally on flat bed trucks, in the U.S. and Canada. We also operated 35 conventional distribution centers, which include stocking, direct fulfillment and specialty distribution centers, in the U.S., Canada and Mexico. In fiscal 2011 we made further progress toward our goal of 75% central distribution penetration. In the U.S. our central distribution penetration was approximately 70% as of the end of fiscal 2011, with the remainder of goods shipped directly to our stores from our suppliers. We remain committed to leveraging our supply chain capabilities to fully utilize and optimize our improved logistics network.
Commitment to Environmentally Responsible Operations. The Home Depot is committed to conducting business in an environmentally responsible manner. This commitment impacts all areas of our business, including energy usage, supply chain, store construction and maintenance, and, as noted above under "Energy Saving Products and Programs," product selection and delivery of product knowledge to our customers.
In fiscal 2011, we continued to implement strict operational standards that establish energy efficient practices in all of our facilities. These include HVAC unit temperature regulation and adherence to strict lighting schedules, which are the largest sources of energy consumption in our stores, as well as use of energy management systems in each store to monitor energy efficiency. We estimate that by implementing and utilizing these energy saving programs, we have saved over 4.5 billion kilowatt hours (kWh) since 2004, enough to power approximately 400,000 U.S. homes for one year, and we are on track to meet our goal of a 20% reduction in kWh per square foot in our U.S. stores by 2015.
Through our supply chain efficiencies described above under "Logistics," we are targeting a 20% reduction in our domestic supply chain greenhouse gas emissions from 2008 to 2015, which would equate to annual fuel savings of approximately 25 million gallons. In fiscal 2011, we also calculated our total carbon dioxide emissions for 2010, and we continue to monitor our "carbon footprint" from the operation of our stores as well as from our transportation and supply chain activities. Through our energy conservation and supply chain initiatives, we reduced our absolute carbon emissions by approximately 540,000 metric tons in 2010 compared to 2009.
With respect to construction of our stores, we partnered with the U.S. Green Building Council and have built seven LEED for New Construction certified and other similarly certified stores. In 2011, we also obtained a grant from the U.S. Department of Energy to help design, monitor and verify the energy savings of a new building in Lodi, California that is designed to consume substantially less energy than the 2007 90.1 ASHRAE standards set out by the American Society of Heating, Refrigerating and Air-Conditioning Engineers, an international society that sets forth HVAC and refrigeration standards to promote sustainability. We also implemented a rainwater reclamation pilot in 2010, and we have retrofitted a number of our stores with reclamation tanks to collect rainwater and condensation from HVAC units and garden center roofs, which is in turn used to water plants in our outside garden centers. In September 2011, we opened a store in St. Croix in the U.S. Virgin Islands with both ground mount and roof mount solar panel systems, and we estimate the combined total annual energy production of these systems to be up to 570 megawatt hours.

Our efforts have resulted in a number of environmental awards and recognitions. For instance, in 2011, we were named "Retail Partner of the Year" by the WaterSense division of the U.S. Environmental Protection Agency for our overall excellence in water efficiency, and we were recognized as a "High Performer" by the Carbon Disclosure Project.
We are also committed to maintaining a safe environment for our customers and associates and protecting the environment of the communities in which we do business. Our Environmental, Health & Safety ("EH&S") function is dedicated to ensuring the health and safety of our customers and associates, with trained associates who evaluate, develop, implement and enforce policies, processes and programs on a Company-wide basis. Our EH&S policies are woven into our everyday operations and are part of The Home Depot culture. Some common program elements include: daily store inspection checklists (by department); routine follow-up audits from our store-based safety team members and regional, district and store operations field teams; equipment enhancements and preventative maintenance programs to promote physical safety; departmental merchandising safety standards; training and education programs for all associates, with more extensive training provided based on an associate's role and responsibilities; and awareness, communication and recognition programs designed to drive operational awareness and understanding of EH&S issues.
Interconnected Retail
Our interconnected retail initiative supports and connects our three other key initiatives. In fiscal 2011, we focused on leveraging technology to improve our customer's retail experience and provide better access to and information about our products. As described above, these efforts included information technology solutions that take tasks out of the store and free our associates to devote more time to customer-facing activities. They also included significant website enhancements and improvements to our special ordering process that allow customers to more easily find and purchase an expanded array of products and provide a choice in how to receive the order (for example, through our BOPIS program). Through our website, which can be accessed through computers, smart phones and other mobile devices, customers can not only purchase products, but can also connect with our associates and with one another to gain product and project knowledge. Furthermore, to increase the productivity and efficiency of our associates, merchants and vendors and ensure that the right product is in the right place to meet our customers' needs, we developed and implemented the improved merchandising tools that provide better visibility into category and item performance and the new distribution forecasting and replenishment system for enhanced inventory management.
Item 1A. Risk Factors.
The risks and uncertainties described below could materially and adversely affect our business, financial condition and results of operations and could cause actual results to differ materially from our expectations and projections. The Risk Factors described below include the considerable risks associated with the current economic environment and the related potential adverse effects on our financial condition and results of operations. You should read these Risk Factors in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and our Consolidated Financial Statements and related notes in Item 8. There also may be other factors that we cannot anticipate or that are not described in this report generally because we do not currently perceive them to be material. Those factors could cause results to differ materially from our expectations.
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
We operate in markets that are highly competitive. We compete principally based on customer service, price, store location and appearance, and quality, availability and assortment of merchandise. In each market we serve, there are a number of other home improvement stores, electrical, plumbing and building materials supply houses and lumber yards. With respect to some products and services, we also compete with specialty design stores, showrooms, discount stores, local, regional and national hardware stores, mail order firms, warehouse clubs, independent building supply stores and other retailers, as well as with installers of home improvement products. In addition, we face growing competition from online and multichannel retailers. Intense competitive pressures from one or more of our competitors could affect prices or demand for our products and services. If we are unable to timely and appropriately respond to these competitive pressures, including through maintenance of superior customer service and customer loyalty, our financial performance and our market share could be adversely affected.
We may not timely identify or effectively respond to consumer needs, expectations or trends, which could adversely affect our relationship with customers, the demand for our products and services and our market share.
It is difficult to successfully predict the products and services our customers will demand. The success of our business depends in part on our ability to identify and respond promptly to evolving trends in demographics, consumer preferences, expectations and needs and unexpected weather conditions, while also managing inventory levels. Failure to maintain attractive stores and to timely identify or effectively respond to changing consumer preferences, expectations and home improvement needs could adversely affect our relationship with customers, the demand for our products and services and our market share.
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
We buy our products from suppliers located throughout the world. Our ability to continue to identify and develop relationships with qualified suppliers who can satisfy our high standards for quality and our need to access products in a timely and efficient manner is a significant challenge. Our ability to access products also can be adversely affected by political instability, the financial instability of suppliers (particularly in light of continuing economic difficulties in various regions of the world), suppliers’ noncompliance with applicable laws, trade restrictions, tariffs, currency exchange rates, supply disruptions, shipping interruptions or costs, and other factors beyond our control.
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
Any significant compromise or breach of customer, associate or company data security could significantly damage our reputation and result in significant costs, lost sales, fines and lawsuits. The regulatory environment related to information security and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs. There is no guarantee that the procedures that we have implemented to protect against unauthorized access to secured data are adequate to safeguard against all data security breaches.
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
Disruptions in our customer-facing technology systems could impair our interconnected retail strategy and give rise to negative customer experiences.
Through our information technology developments, we are able to provide an improved overall shopping environment and experience that empowers our customers to shop and interact with us from computers, smart phones and other mobile communication devices.  We use our website both as a sales channel for our products and also as a method of providing product, project and other relevant information to our customers to drive both in-store and online sales. We have multiple online communities and knowledge centers that allow us to inform, assist and interact with our customers.  Disruptions, failures or other performance issues with these customer-facing technology systems could impair the benefits that they provide to our online and in-store business and negatively affect our relationship with our customers.
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
We are subject to various federal, state and local laws and regulations that govern numerous aspects of our business. Recently, there have been a large number of legislative and regulatory initiatives and reforms, as well as increased enforcement of existing laws and regulations by federal, state and local agencies. Changes in, increased enforcement of, or adoption of new federal, state or local laws and regulations governing minimum wage or living wage requirements, other wage, labor or workplace regulations, the sale of some of our products, transportation, logistics, taxes, energy costs or environmental matters, could increase our costs of doing business or impact our store operations. Healthcare reform under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 could adversely impact our labor costs and our ability to negotiate favorable terms under our benefit plans for our associates.
Our ability to obtain additional financing on favorable terms, if needed, could be adversely affected by the volatility in the capital markets.
We obtain and manage liquidity from the positive cash flow we generate from our operating activities and our access to capital markets, including our commercial paper programs supported by a back-up credit facility with a consortium of banks. Although we currently maintain an investment grade rating and had no outstanding commercial paper obligations as of the end of fiscal 2011, there is no assurance that our ability to obtain additional financing through the capital markets, if needed, will not be adversely impacted due to economic conditions. New or incremental tightening in the credit markets, low liquidity and volatility in the capital markets could result in diminished availability of credit, higher cost of borrowing and lack of confidence in the equity market, making it more difficult to obtain additional financing on terms that are favorable to us.
If we cannot successfully manage the unique challenges presented by international markets, we may not be successful in our international operations.
Our ability to successfully conduct retail operations in, and source from, international markets is affected by many of the same risks we face in our U.S. operations, as well as unique costs and difficulties of managing international operations. Our international operations, including any expansion in international markets, may be adversely affected by local laws and customs, U.S. laws applicable to foreign operations, such as the Foreign Corrupt Practices Act ("FCPA") and other legal and regulatory constraints, as well as political and economic conditions. Risks inherent in international operations also include, among others, potential adverse tax consequences, greater difficulty in enforcing intellectual property rights, risks associated with FCPA and local anti-bribery law compliance, challenges in our ability to identify and gain access to local suppliers and the impact of foreign currency exchange rates and fluctuations.
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

Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties.
The following tables show locations of the 1,974 The Home Depot stores located in the U.S. and its territories and the 278 The Home Depot stores outside the U.S. at the end of fiscal 2011:

U.S. Locations	Number of Stores	U.S. Locations	Number of Stores
Alabama	28	Montana	6
Alaska	7	Nebraska	8
Arizona	56	Nevada	21
Arkansas	14	New Hampshire	20
California	231	New Jersey	67
Colorado	46	New Mexico	13
Connecticut	29	New York	100
Delaware	9	North Carolina	40
District of Columbia	1	North Dakota	1
Florida	153	Ohio	70
Georgia	90	Oklahoma	16
Guam	1	Oregon	26
Hawaii	7	Pennsylvania	70
Idaho	11	Puerto Rico	8
Illinois	76	Rhode Island	8
Indiana	24	South Carolina	25
Iowa	10	South Dakota	1
Kansas	16	Tennessee	39
Kentucky	14	Texas	178
Louisiana	27	Utah	22
Maine	11	Vermont	3
Maryland	41	Virgin Islands	2
Massachusetts	45	Virginia	49
Michigan	70	Washington	45
Minnesota	33	West Virginia	6
Mississippi	14	Wisconsin	27
Missouri	34	Wyoming	5
		Total U.S.	1,974

International Locations	Number of Stores	International Locations	Number of Stores
Canada:		Mexico:
Alberta	27	Aguascalientes	1
British Columbia	26	Baja California Norte	5
Manitoba	6	Baja California Sur	2
New Brunswick	3	Chiapas	2
Newfoundland	1	Chihuahua	5
Nova Scotia	4	Coahuila	4
Ontario	86	Colima	1
Prince Edward Island	1	Distrito Federal	7
Quebec	22	Durango	1
Saskatchewan	4	Guanajuato	4
Total Canada	180	Guerrero	2
		Hidalgo	1
China:		Jalisco	6
Henan	1	Michoacán	2
Shaanxi	2	Morelos	1
Tianjin	4	Nuevo León	9
Total China	7	Puebla	4
		Queretaro	2
		Quintana Roo	1
		San Luis Potosi	1
		Sinaloa	3
		Sonora	2
		State of Mexico	14
		Tabasco	1
		Tamaulipas	4
		Tiaxcala	1
		Veracruz	4
		Yucatan	1
		Total Mexico	91

During fiscal 2011, we opened four new The Home Depot stores in the U.S., including two relocations, and closed four stores. We also opened one new store in Canada and six new stores in Mexico.  We closed one store in China.
Of our 2,252 stores operating at the end of fiscal 2011, approximately 89% were owned (including those owned subject to a ground lease) consisting of approximately 209.1 million square feet, and approximately 11% of such stores were leased consisting of approximately 25.8 million square feet.
Additionally, at the end of fiscal 2011, we had six Home Decorators Collection locations in Georgia, Illinois, Kansas, Missouri and New Jersey.
At the end of fiscal 2011, we utilized 143 warehouses and distribution centers located in 35 states or provinces, consisting of approximately 37.3 million square feet, of which approximately 1.2 million is owned and approximately 36.1 million is leased.
Our executive, corporate staff, divisional staff and financial offices occupy approximately 2.1 million square feet of leased and owned space in Atlanta, Georgia. At the end of fiscal 2011, we occupied an aggregate of approximately 3.9 million square feet, of which approximately 2.3 million square feet is owned and approximately 1.6 million square feet is leased, for store support centers and customer support centers in Atlanta and other locations.

Item 3. Legal Proceedings.
As previously reported, in July 2005, the Company received a grand jury subpoena from the United States Attorney's Office in Los Angeles, California, seeking documents and information relating to the Company's handling, storage and disposal of hazardous waste. The Company is cooperating fully with the United States Attorney's Office. Although the Company cannot predict the outcome of this proceeding, it does not expect the outcome to have a material adverse effect on its consolidated financial condition or results of operations.
As previously reported, in the second and third quarters of fiscal 2006, three purported, but uncertified, class actions were filed against the Company, The Home Depot FutureBuilder Administrative Committee and certain of the Company's current and former directors and employees alleging breach of fiduciary duty in violation of the Employee Retirement Income Security Act of 1974 ("ERISA") in connection with the Company's return-to-vendor and stock option practices. These actions were joined into one case in 2007, and the joint amended complaint seeks certification as a class action, unspecified damages, costs, attorney's fees and equitable and injunctive relief. On June 7, 2010, the U.S. District Court for the Northern District of Georgia in Atlanta granted with prejudice Home Depot's motion to dismiss plaintiffs' third amended complaint. On June 28, 2010, plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Eleventh Circuit (the "Circuit Court"), and on October 7, 2011, the Circuit Court held oral argument on the appeal. Although the Company cannot predict the outcome of this matter, it does not expect the outcome to have a material adverse effect on its consolidated financial condition or results of operations.
As previously reported, in September 2010, the Company was contacted by district attorneys in three counties in California within the South Coast Air Quality Management District (the "SCAQMD") and the City of Los Angeles regarding allegations that the Company sold products in those counties with VOC (volatile organic compound) levels in excess of amounts permitted by SCAQMD rules. In June 2011, two related complaints were filed in the Superior Court of California – County of Los Angeles against the Company. The first action was brought by the SCAQMD and alleges that the Company sold products with higher-than-permitted VOC levels. This action seeks $30 million in civil penalties and injunctive relief. The second action was brought by the Los Angeles City Attorney and the district attorneys of each of Orange, Riverside and San Bernadino counties and alleges that the Company engaged in unfair business practices and false advertising when selling these products. This action seeks unspecified civil penalties and injunctive relief. Although the Company cannot predict the outcomes of these matters, it does not expect either to have a material adverse effect on its consolidated financial condition or results of operations.

Item 4. Mine Safety Disclosures.
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

	Price Range		Cash Dividends Declared
	High	Low
Fiscal Year 2011
First Quarter Ended May 1, 2011	$38.48	$35.68	$0.25
Second Quarter Ended July 31, 2011	$37.46	$33.47	$0.25
Third Quarter Ended October 30, 2011	$37.22	$28.51	$0.29
Fourth Quarter Ended January 29, 2012	$45.41	$35.54	$0.29
Fiscal Year 2010
First Quarter Ended May 2, 2010	$36.49	$27.93	$0.23625
Second Quarter Ended August 1, 2010	$35.89	$27.07	$0.23625
Third Quarter Ended October 31, 2010	$31.89	$27.31	$0.23625
Fourth Quarter Ended January 30, 2011	$37.98	$30.21	$0.25

As of March 14, 2012, there were approximately 155,000 shareholders of record of our common stock and approximately 1,048,000 additional "street name" holders whose shares are held of record by banks, brokers and other financial institutions.

Stock Performance Graph
The graph and table below present the Company’s cumulative total shareholder returns relative to the performance of the Standard & Poor’s 500 Composite Stock Index and the Standard & Poor’s Retail Composite Index for the five-year period commencing January 26, 2007, the last trading day of fiscal 2006, and ending January 27, 2012, the last trading day of fiscal 2011. The graph assumes $100 invested at the closing price of the Company’s common stock on the New York Stock Exchange and each index on January 26, 2007 and assumes that all dividends were reinvested on the date paid. The points on the graph represent fiscal year-end amounts based on the last trading day in each fiscal year.

	January 26, 2007	February 1, 2008	January 30, 2009	January 29, 2010	January 28, 2011	January 27, 2012
The Home Depot	$100.00	$78.26	$57.31	$77.38	$104.55	$131.54
S&P 500 Index	$100.00	$100.03	$60.65	$80.74	$97.91	$103.12
S&P Retail Composite Index	$100.00	$84.13	$52.40	$81.51	$103.85	$117.97

Issuer Purchases of Equity Securities
Since the inception of the Company's share repurchase program in fiscal 2002 through the end of fiscal 2011, the Company has repurchased shares of its common stock having a value of approximately $33.6 billion. The number and average price of shares purchased in each fiscal month of the fourth quarter of fiscal 2011 are set forth in the table below:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
Oct. 31, 2011 – Nov. 27, 2011	1,155,596	$37.15	1,078,022	$6,770,021,276
Nov. 28, 2011 – Dec. 25, 2011	4,022,900	$40.04	4,001,233	$6,609,741,200
Dec. 26, 2011 – Jan. 29, 2012	4,588,429	$43.58	4,582,312	$6,410,022,757
 —————

(1)
These amounts include repurchases pursuant to the Company’s 1997 and 2005 Omnibus Stock Incentive Plans (the "Plans"). Under the Plans, participants may exercise stock options by surrendering shares of common stock that the participants already own as payment of the exercise price. Participants in the Plans may also surrender shares as payment of applicable tax withholding on the vesting of restricted stock and deferred share awards. Shares so surrendered by participants in the Plans are repurchased pursuant to the terms of the Plans and applicable award agreement and not pursuant to publicly announced share repurchase programs.

(2)
The Company’s common stock repurchase program was initially announced on July 15, 2002. As of the end of fiscal 2011, the Board had approved purchases up to $40.0 billion. The program does not have a prescribed expiration date.

In March 2012, the Company entered into an Accelerated Share Repurchase ("ASR") agreement with a third-party financial institution to repurchase $1.0 billion of the Company’s common stock. See Note 5 to the Consolidated Financial Statements included in this report. Shares received in connection with the ASR agreement will be reflected in the share repurchase table in future quarters.
Sales of Unregistered Securities
During the fourth quarter of fiscal 2011, the Company issued 601 deferred stock units under The Home Depot, Inc. NonEmployee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The deferred stock units were credited to the accounts of those nonemployee directors who elected to receive board retainers in the form of deferred stock units instead of cash during the fourth quarter of fiscal 2011. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.
During the fourth quarter of fiscal 2011, the Company credited 1,415 deferred stock units to participant accounts under The Home Depot FutureBuilder Restoration Plan pursuant to an exemption from the registration requirements of the Securities Act for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.

Item 6. Selected Financial Data.
The information required by this item is incorporated by reference to page F-1 of this report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary and Selected Consolidated Statements of Earnings Data
For the fiscal year ended January 29, 2012 ("fiscal 2011"), we reported Net Earnings of $3.9 billion and Diluted Earnings per Share of $2.47 compared to Net Earnings of $3.3 billion and Diluted Earnings per Share of $2.01 for the fiscal year ended January 30, 2011 ("fiscal 2010").
Net Sales increased 3.5% to $70.4 billion for fiscal 2011 from $68.0 billion for fiscal 2010. Our comparable store sales increased 3.4% in fiscal 2011, driven primarily by a 2.6% increase in our comparable store average ticket. Comparable store sales for our U.S. stores increased 3.0% in fiscal 2011.
In fiscal 2011, we continued to focus on the following four key initiatives:
Customer Service – Our focus on customer service is anchored on the principles of putting customers first, taking care of our associates and simplifying the business. In fiscal 2011, we rolled out a new scheduling system for our associates and a new centralized return to vendor process. As a result, we now have approximately 53% of our store labor hours dedicated to customer-facing activity. We have a customer-facing store payroll target of 60%, and we believe we will achieve that goal by 2013. Also in fiscal 2011, we began the process of rolling out in-store repair services for power equipment and power tools, and we believe this will be a significant improvement in convenience for our customers.
Product Authority – Our focus on product authority is facilitated by our merchandising transformation and portfolio strategy, including innovation, assortment and value. We are enhancing our special order system and when completed, this system will make the special order process both simpler and more accurate for our customers and associates. As part of this multi-phased project to improve our special order performance, we digitized our vendor catalogs in fiscal 2011. We also continued to form strategic alliances and relationships with selected suppliers to bring a number of proprietary and exclusive brands across a wide range of departments in fiscal 2011.

Productivity and Efficiency – Our approach to driving productivity and efficiency is advanced through building best-in-class competitive advantages in information technology and supply chain, as well as building shareholder value through higher returns on invested capital and total value returned to shareholders in the form of dividends and share repurchases. In fiscal 2011, we saw continued benefits from our supply chain investments, which improved our in-stock rate and asset efficiency. Our inventory turnover ratio was 4.3 times at the end of fiscal 2011 compared to 4.1 times at the end of fiscal 2010. Additionally, as of the end of fiscal 2011, we handled approximately 70% of our U.S. Cost of Sales through centralized distribution compared to approximately 25% four years ago.

In terms of building shareholder value, we repurchased a total of 97 million shares for $3.5 billion during fiscal 2011. In addition, in November 2011 we announced a 16% increase in our quarterly cash dividend to 29 cents per share.
Interconnected Retail – Our focus on interconnected retail is based on the view that providing a seamless shopping experience across multiple channels will be a critical enabler for future success. Our multiple channel focus is allowing us to greatly expand our assortment of merchandise, and we are making the investment to build these capabilities, including the roll out of Buy On-Line, Pick-up In Store ("BOPIS"), which we completed in fiscal 2011. In February 2012, we rolled out a significant upgrade of our website, which enhances the layout, visual appearance and responsiveness of the site.
We opened 11 new stores, including two relocations, and closed five stores in fiscal 2011, bringing our total store count at the end of fiscal 2011 to 2,252. As of the end of fiscal 2011, a total of 278 of these stores, or 12.3%, were located in Canada, Mexico and China compared to 272 stores, or 12.1%, at the end of fiscal 2010.
We generated $6.7 billion of cash flow from operations in fiscal 2011. We used a portion of this cash flow to fund $2.5 billion of the total $3.5 billion of share repurchases, pay $1.6 billion of dividends and fund $1.2 billion in capital expenditures.
At the end of fiscal 2011, our long-term debt-to-equity ratio increased to 60.1% from 46.1% at the end of fiscal 2010 driven primarily by higher debt levels. Our return on invested capital (computed on net operating profit after tax for the trailing twelve months and the average of beginning and ending long-term debt and equity) was 14.9% for fiscal 2011 compared to 12.8% for fiscal 2010.

We believe the selected sales data, the percentage relationship between Net Sales and major categories in the Consolidated Statements of Earnings and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations.

	% of Net Sales			% Increase (Decrease) In Dollar Amounts
	Fiscal Year(1)
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
NET SALES	100.0%	100.0%	100.0%	3.5%	2.8%
GROSS PROFIT	34.5	34.3	33.9	4.1	4.0
Operating Expenses:
Selling, General and Administrative	22.8	23.3	24.0	1.1	(0.3)
Depreciation and Amortization	2.2	2.4	2.6	(2.7)	(5.3)
Total Operating Expenses	25.0	25.7	26.6	0.8	(0.8)
OPERATING INCOME	9.5	8.6	7.3	14.1	21.6
Interest and Other (Income) Expense:
Interest and Investment Income	—	—	—	(13.3)	(16.7)
Interest Expense	0.9	0.8	1.0	14.3	(21.6)
Other	—	0.1	0.2	(100.0)	(68.7)
Interest and Other, net	0.8	0.8	1.2	4.8	(31.1)
EARNINGS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	8.6	7.8	6.0	15.1	32.4
Provision for Income Taxes	3.1	2.8	2.1	12.9	42.1
EARNINGS FROM CONTINUING OPERATIONS	5.5%	4.9%	4.0%	16.3%	27.4%
SELECTED SALES DATA
Number of Customer Transactions (in millions)	1,317.5	1,305.7	1,274.3	0.9%	2.5%
Average Ticket	$53.28	$51.93	$51.76	2.6%	0.3%
Weighted Average Weekly Sales per Operating Store (in thousands)	$601	$581	$563	3.4%	3.2%
Weighted Average Sales per Square Foot	$299.00	$288.64	$278.97	3.6%	3.5%
Comparable Store Sales Increase (Decrease) (%)(2)	3.4%	2.9%	(6.6)%	N/A	N/A
Note: Certain percentages may not sum to totals due to rounding.
—————

(1)	Fiscal years 2011, 2010 and 2009 refer to the fiscal years ended January 29, 2012, January 30, 2011 and January 31, 2010, respectively. Fiscal years 2011, 2010 and 2009 include 52 weeks.

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
Fiscal 2011 Compared to Fiscal 2010
Net Sales
Net Sales for fiscal 2011 increased 3.5% to $70.4 billion from $68.0 billion for fiscal 2010. The increase in Net Sales for fiscal 2011 reflects the impact of positive comparable store sales. Total comparable store sales increased 3.4% for fiscal 2011 compared to an increase of 2.9% for fiscal 2010.
The positive comparable store sales for fiscal 2011 reflect a number of factors including the execution of our key initiatives, economic growth and favorable weather conditions. We experienced positive comparable store sales in 12 of our 14 departments for fiscal 2011. Comparable store sales for our Building Materials, Paint, Hardware, Tools, Plumbing, Electrical and Kitchen product categories were above the Company average for fiscal 2011. Comparable store sales for our Flooring, Bath, Lighting, Outdoor Garden and Indoor Garden product categories were positive for fiscal 2011. Comparable store sales for our Lumber and Millwork product categories were negative for fiscal 2011. The increase in comparable store sales also reflects a 2.6% increase in our comparable store average ticket and an 0.8% increase in our comparable store customer transactions.
We believe that our sales performance has been, and could continue to be, negatively impacted by the level of competition that we encounter in various markets. We estimate our share of the U.S. home improvement market is approximately 25% using the U.S. Census Bureau’s North American Industry Classification System, or NAICS, 4441 classification for building material and supplies dealers.
Gross Profit
Gross Profit increased 4.1% to $24.3 billion for fiscal 2011 from $23.3 billion for fiscal 2010. Gross Profit as a percent of Net Sales was 34.5% for fiscal 2011 compared to 34.3% for fiscal 2010, an increase of 20 basis points. The increase in gross profit margin in fiscal 2011 was driven primarily by benefits arising from our supply chain transformation in the U.S., which was partially offset by higher shrink compared to last year.
Operating Expenses
Selling, General and Administrative expenses ("SG&A") increased 1.1% to $16.0 billion for fiscal 2011 from $15.8 billion for fiscal 2010. As a percent of Net Sales, SG&A was 22.8% for fiscal 2011 compared to 23.3% for fiscal 2010. The decrease in SG&A as a percent of Net Sales for fiscal 2011 reflects expense leverage in the positive comparable store sales environment partially offset by a $32 million impairment charge for a non-core carpet cleaning and cabinet refinishing business that was sold in fiscal 2011 and $26 million of expenses related to natural disasters. Additionally, we experienced an expense benefit of $44 million in fiscal 2010 related to our private label credit card that did not repeat in fiscal 2011.
Depreciation and Amortization was $1.6 billion for both fiscal 2011 and 2010. Depreciation and Amortization as a percent of Net Sales was 2.2% for fiscal 2011 compared to 2.4% for fiscal 2010. The decrease in Depreciation and Amortization as a percent of Net Sales reflects expense leverage in the positive comparable store sales environment and an increase in fully depreciated assets.
Operating Income
Operating Income increased 14.1% to $6.7 billion for fiscal 2011 from $5.8 billion for fiscal 2010. Operating Income as a percent of Net Sales was 9.5% for fiscal 2011 compared to 8.6% for fiscal 2010.

Interest and Other, net
In fiscal 2011, we recognized $593 million of Interest and Other, net, compared to $566 million for fiscal 2010. Interest and Other, net, as a percent of Net Sales was 0.8% for both fiscal 2011 and 2010. Interest and Other, net, for fiscal 2010 reflects a $51 million pretax charge related to the extension of our guarantee of a senior secured loan of HD Supply, Inc. (the "HD Supply Guarantee Extension"). Additionally, we experienced a $44 million benefit in fiscal 2010 that arose from favorable Internal Revenue Service ("IRS") guidance and a resulting reversal of an interest accrual.

Provision for Income Taxes
Our combined effective income tax rate decreased to 36.0% for fiscal 2011 from 36.7% for fiscal 2010. The effective income tax rate for fiscal 2011 reflects a benefit from the reversal of a valuation allowance related to the utilization of capital loss carryforwards as well as certain favorable state and local tax settlements.
Diluted Earnings per Share
Diluted Earnings per Share were $2.47 for fiscal 2011 compared to $2.01 for fiscal 2010. Excluding the HD Supply Guarantee Extension charge from our fiscal 2010 results, Diluted Earnings per Share for fiscal 2010 were $2.03. Diluted Earnings per Share for fiscal 2011 reflect $0.13 of benefit from repurchases of our common stock in the twelve months ended January 29, 2012.
Non-GAAP Measures
To provide clarity, internally and externally, about our operating performance, we supplement our reporting with non-GAAP financial measures to reflect certain adjustments for fiscal 2010 and 2009. The results for fiscal 2010 included a $51 million pretax charge related to the HD Supply Guarantee Extension as described more fully in Note 3 to the Consolidated Financial Statements. The results for the fiscal year ended January 31, 2010 ("fiscal 2009") reflected the impact of several strategic actions initiated in fiscal 2008. These strategic actions resulted in store rationalization charges related to the closing of 15 underperforming U.S. stores and the removal of approximately 50 stores from our new store pipeline, business rationalization charges related to the exit of our EXPO, THD Design Center, Yardbirds and HD Bath businesses (the "Exited Businesses") and charges related to the restructuring of support functions (collectively, the "Rationalization Charges"), as described more fully in Note 2 to the Consolidated Financial Statements. These actions resulted in pretax Rationalization Charges of $146 million for fiscal 2009. The results for fiscal 2009 also included a pretax charge of $163 million to write-down our investment in HD Supply as described more fully in Note 3 to the Consolidated Financial Statements.
We believe these non-GAAP financial measures better enable management and investors to understand and analyze our performance by providing them with meaningful information relevant to events of unusual nature or frequency that impact the comparability of underlying business results from period to period. However, this supplemental information should not be considered in isolation or as a substitute for the related GAAP measures. There were no adjustments for fiscal 2011, and the following reconciles the non-GAAP financial measures to the corresponding GAAP measures for fiscal 2010 and 2009(amounts in millions, except per share data):

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

 Non-GAAP Measures (continued):

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
The increase in comparable store sales for fiscal 2010 reflects a number of factors. We experienced positive comparable store sales in 12 of our 14 departments for fiscal 2010. Comparable store sales for our Lumber, Tools, Electrical, Indoor Garden, Outdoor Garden and Kitchen product categories were above the Company average for fiscal 2010. The increase in comparable store sales also reflects a 2.4% increase in our comparable store customer transactions and a 0.5% increase in our comparable store average ticket.
Gross Profit
Gross Profit increased 4.0% to $23.3 billion for fiscal 2010 from $22.4 billion for fiscal 2009. Gross Profit as a percent of Net Sales was 34.3% for fiscal 2010 compared to 33.9% for fiscal 2009, an increase of 40 basis points. Our U.S. stores experienced gross profit margin expansion in fiscal 2010 as we realized benefits from better product assortment management through our portfolio approach and leveraging of our newly developed merchandising tools. Lower levels of clearance inventory in our stores for fiscal 2010 compared to fiscal 2009 also contributed to this expansion. Additionally, we realized gross profit margin expansion from our non-U.S. businesses, primarily Canada, due primarily to a change in the mix of products sold.
Operating Expenses
SG&A decreased 0.3% to $15.8 billion for fiscal 2010 from $15.9 billion for fiscal 2009. As a percent of Net Sales, SG&A was 23.3% for fiscal 2010 compared to 24.0% for fiscal 2009. Excluding the Rationalization Charges, SG&A as a percent of Net Sales was 23.9% for fiscal 2009. The decrease in SG&A as a percent of Net Sales for fiscal 2010 reflects expense leverage in the positive comparable store sales environment and lower payroll and other expenses.
Depreciation and Amortization decreased 5.3% to $1.6 billion for fiscal 2010 from $1.7 billion for fiscal 2009. Depreciation and Amortization as a percent of Net Sales was 2.4% for fiscal 2010 compared to 2.6% for fiscal 2009. The decrease in Depreciation and Amortization as a percent of Net Sales was primarily due to a smaller depreciable fixed asset base compared to fiscal 2009, arising from fully depreciated assets.

Operating Income
Operating Income increased 21.6% to $5.8 billion for fiscal 2010 from $4.8 billion for fiscal 2009. Operating Income as a percent of Net Sales was 8.6% for fiscal 2010 compared to 7.3% for fiscal 2009. Excluding the Rationalization Charges from the results of fiscal 2009, Operating Income increased 18.0% for fiscal 2010.

Interest and Other, net
In fiscal 2010, we recognized $566 million of Interest and Other, net, compared to $821 million for fiscal 2009. Interest and Other, net, as a percent of Net Sales was 0.8% for fiscal 2010 compared to 1.2% for fiscal 2009. Interest and Other, net, reflects a $51 million charge in fiscal 2010 related to the HD Supply Guarantee Extension and a $163 million charge in fiscal 2009 to write-down our investment in HD Supply. Excluding these charges, Interest and Other, net, as a percent of Net Sales was 0.8% for fiscal 2010 compared to 1.0% for fiscal 2009. This decrease was primarily due to a $44 million benefit arising from favorable IRS guidance resulting in the reversal of an interest accrual during fiscal 2010, a lower cost of outstanding indebtedness than fiscal 2009 and an interest benefit arising from certain state income tax settlements.
Provision for Income Taxes
Our combined effective income tax rate for continuing operations increased to 36.7% for fiscal 2010 from 34.2% for fiscal 2009. The effective income tax rate for fiscal 2009 included benefits arising from a favorable foreign tax settlement and a realignment of our foreign corporate structure.
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
Discontinued Operations
On August 30, 2007, we closed the sale of HD Supply. Discontinued operations for fiscal 2009 consist of earnings of $41 million, net of tax, or $0.02 per diluted share, for the settlement of working capital matters arising from the sale of HD Supply.

Liquidity and Capital Resources
Cash flow generated from operations provides us with a significant source of liquidity. For fiscal 2011, Net Cash Provided by Operating Activities was $6.7 billion compared to $4.6 billion for fiscal 2010. This increase was primarily a result of an increase in Net Earnings, changes in inventory levels and other net working capital items.
Net Cash Used in Investing Activities for fiscal 2011 was $1.1 billion compared to $1.0 billion for fiscal 2010. This change was primarily due to increased Capital Expenditures and Payments for Business Acquired related to the purchase of an online home services platform, partially offset by Proceeds from Sale of Business related to the sale of a non-core carpet cleaning and cabinet refinishing business. In fiscal 2011, we spent $1.2 billion on Capital Expenditures, allocated as follows: 35% for core technology, 17% for maintenance, 17% for merchandising and operations, 11% for new stores and 20% for other initiatives.
Net Cash Used in Financing Activities for fiscal 2011 was $4.0 billion compared to $4.5 billion for fiscal 2010. In March 2011, we issued $1.0 billion of 4.40% Senior Notes due April 1, 2021 at a discount of $2 million and $1.0 billion of 5.95% Senior Notes due April 1, 2041 at a discount of $4 million (together, the "March 2011 issuance"). Interest on these Senior Notes is due semi-annually on April 1 and October 1 of each year, beginning October 1, 2011. The net proceeds of the March 2011 issuance were used to repurchase $1.0 billion of our common stock under an Accelerated Share Repurchase ("ASR") agreement, and the balance of the net proceeds was used to repay our 5.20% Senior Notes that matured March 1, 2011 in the aggregate principal amount of $1.0 billion.
In connection with the March 2011 issuance, we entered into an ASR agreement with a third-party financial institution to repurchase $1.0 billion of our common stock. Under the agreement, we paid $1.0 billion to the financial institution and received a total of 27 million shares in fiscal 2011. Also in fiscal 2011, we repurchased an additional 70 million shares of our common stock for $2.5 billion through the open market. Since the inception of our share repurchase program in 2002, we have repurchased 931 million shares of our common stock for a total of $33.6 billion. As of January 29, 2012, $6.4 billion remained under our share repurchase authorization.
In May 2010, we entered into a forward starting interest rate swap agreement with a notional amount of $500 million, which was accounted for as a cash flow hedge, to hedge interest rate fluctuations in anticipation of the March 2011 issuance. Upon the March 2011 issuance, we settled this forward starting interest rate swap agreement for an immaterial amount.
We have commercial paper programs that allow for borrowings up to $2.0 billion. In connection with the programs, we have a back-up credit facility with a consortium of banks for borrowings up to $2.0 billion. As of January 29, 2012, there were no borrowings outstanding under the commercial paper programs or the related credit facility. The credit facility expires in July 2013 and contains various restrictive covenants. As of January 29, 2012, we were in compliance with all of the covenants, and they are not expected to impact our liquidity or capital resources.
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
As of January 29, 2012, we guaranteed a $1.0 billion senior secured amortizing term loan in connection with the sale of HD Supply. We are responsible for up to $1.0 billion and any unpaid interest in the event of nonpayment by HD Supply. As reported in the quarterly report on Form 10-Q of HD Supply for the period ended October 30, 2011, the outstanding balance of this term loan as of October 30, 2011 was $930 million. The guaranteed loan is collateralized by certain assets of HD Supply. The original expiration date of the guarantee was August 30, 2012. On March 19, 2010, we amended the guarantee to extend the expiration date to April 1, 2014. The fair value of the guarantee at August 30, 2007 was $16 million and was recorded as a liability in Other Long-Term Liabilities. The extension of the guarantee increased the fair value of the guarantee to $67 million, resulting in a $51 million charge to Interest and Other, net, for fiscal 2010.
As of January 29, 2012, we had $2.0 billion in Cash and Cash Equivalents. We believe that our current cash position, access to the debt capital markets and cash flow generated from operations should be sufficient to enable us to complete our capital expenditure programs and fund dividend payments, share repurchases and any required long-term debt payments through the next several fiscal years. In addition, we have funds available from our commercial paper programs and the ability to obtain alternative sources of financing.
In March 2011, we entered into an interest rate swap that expires on March 1, 2016, with a notional amount of $500 million, accounted for as a fair value hedge, that swaps fixed rate interest on our 5.40% Senior Notes due March 1, 2016 for variable interest equal to LIBOR plus 300 basis points. At January 29, 2012, the approximate fair value of this agreement was an asset of $39 million, which is the estimated amount we would have received to settle the agreement.
Also at January 29, 2012, we had outstanding interest rate swaps, accounted for as fair value hedges, that expire on December 16, 2013 with a notional amount of $1.25 billion that swap fixed rate interest on our $1.25 billion 5.25% Senior Notes due December 16, 2013 for variable interest equal to LIBOR plus 259 basis points. At January 29, 2012, the approximate fair value of these agreements was an asset of $52 million, which is the estimated amount we would have received to settle the agreements.
In March 2012, we entered into an ASR agreement with a third-party financial institution to repurchase $1.0 billion of our common stock. Under the agreement, we paid $1.0 billion to the financial institution, using cash on hand, and received an initial delivery of approximately 17 million shares in the first quarter of fiscal 2012. The final number of shares delivered upon settlement of the agreement will be determined with reference to the average price of our common stock over the term of the ASR agreement.

Off-Balance Sheet Arrangements
In accordance with generally accepted accounting principles, operating leases for a portion of our real estate and other assets are not reflected in our Consolidated Balance Sheets.
Contractual Obligations
The following table summarizes our significant contractual obligations as of January 29, 2012 (amounts in millions):

	Payments Due by Fiscal Year
Contractual Obligations	Total	2012	2013-2014	2015-2016	Thereafter
Total Debt(1)	$18,660	$522	$2,259	$3,899	$11,980
Capital Lease Obligations(2)	1,259	106	204	183	766
Operating Leases	7,999	800	1,428	1,194	4,577
Purchase Obligations(3)	3,412	1,602	1,805	5	—
Unrecognized Tax Benefits(4)	97	97	—	—	—
Total	$31,427	$3,127	$5,696	$5,281	$17,323
 —————

(1)	Excludes present value of capital lease obligations of $449 million. Includes $8.3 billion of interest payments.

(2)	Includes $810 million of imputed interest.

(3)
Purchase obligations include all legally binding contracts such as firm commitments for inventory purchases, utility purchases, capital expenditures, software acquisitions and license commitments and legally binding service contracts. Purchase orders that are not binding agreements are excluded from the table above.

(4)	Excludes $524 million of noncurrent unrecognized tax benefits due to uncertainty regarding the timing of future cash payments.

Quantitative and Qualitative Disclosures about Market Risk
Our exposure to market risk results primarily from fluctuations in interest rates. Interest rate swap agreements are used, at times, to manage our fixed/floating rate debt portfolio. At January 29, 2012, after giving consideration to our interest rate swap agreements, approximately 82% of our debt portfolio was comprised of fixed-rate debt and 18% was floating-rate debt. A 1.0 percentage point change in the interest costs of floating-rate debt would not have a material impact on our results of operations.
As of January 29, 2012 we had, net of discounts, $10.3 billion of Senior Notes outstanding. The aggregate market value of these publicly traded Senior Notes as of January 29, 2012 was approximately $12.1 billion.
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
Merchandise Inventories
Our Merchandise Inventories are stated at the lower of cost (first-in, first-out) or market, with approximately 81% valued under the retail inventory method and the remainder under a cost method. Retailers like us, with many different types of merchandise at low unit cost and a large number of transactions, frequently use the retail inventory method. Under the retail inventory method, Merchandise Inventories are stated at cost, which is determined by applying a cost-to-retail ratio to the ending retail value of inventories. As our inventory retail value is adjusted regularly to reflect market conditions, our inventory valued under the retail method approximates the lower of cost or market. We evaluate our inventory valued under a cost method at the end of each quarter to ensure that it is carried at the lower of cost or market. The valuation allowance for Merchandise Inventories valued under a cost method was not material to our Consolidated Financial Statements as of the end of fiscal 2011 or 2010.
Independent physical inventory counts or cycle counts are taken on a regular basis in each store and distribution center to ensure that amounts reflected in the accompanying Consolidated Financial Statements for Merchandise Inventories are properly stated. During the period between physical inventory counts in our stores, we accrue for estimated losses related to shrink on a store-by-store basis. Shrink (or in the case of excess inventory, "swell") is the difference between the recorded amount of inventory and the physical inventory. Shrink may occur due to theft, loss, inaccurate records for the receipt of inventory or deterioration of goods, among other things. We estimate shrink as a percent of Net Sales using the average shrink results from the previous two physical inventories. The estimates are evaluated quarterly and adjusted based on recent shrink results and current trends in the business. Actual shrink results did not vary materially from estimated amounts for fiscal 2011, 2010 or 2009.
Self-Insurance
We are self-insured for certain losses related to general liability, workers’ compensation, medical, product liability and automobile claims. Our liability represents an estimate of the ultimate cost for claims incurred as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates, and is reviewed by management and third-party actuaries on a regular basis to ensure that the liability is appropriate. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity or frequency of claims, medical cost inflation or fluctuations in premiums, differ from our estimates, our results of operations could be impacted. Actual results related to these types of claims did not vary materially from estimated amounts for fiscal 2011, 2010 or 2009.
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
Impairment of Long-Lived Assets
We evaluate our long-lived assets each quarter for indicators of potential impairment. Indicators of impairment include current period losses combined with a history of losses, management’s decision to relocate or close a store or other location before the end of its previously estimated useful life or when changes in other circumstances indicate the carrying amount of an asset may not be recoverable. The evaluation for long-lived assets is performed at the lowest level of identifiable cash flows, which is generally the individual store level.
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
As part of our Rationalization Charges, we recorded no material lease obligation costs in fiscal 2011 and 2010 and recorded $84 million of lease obligation costs in fiscal 2009. See Note 2 to the Consolidated Financial Statements for more details on the Rationalization Charges. A 10% decrease in estimated sublease income and a 10% increase in the time required to sublease would not have a material impact on our results of operations. We also recorded impairments and other lease obligation costs on other closings and relocations in the ordinary course of business, which were not material to the Consolidated Financial Statements in fiscal 2011, 2010 or 2009.
Goodwill and Other Intangible Assets
Goodwill represents the excess of purchase price over the fair value of net assets acquired. We do not amortize goodwill but do assess the recoverability of goodwill in the third quarter of each fiscal year, or more often if indicators warrant, by determining whether the fair value of each reporting unit supports its carrying value. The fair values of our identified reporting units were estimated using the present value of expected future discounted cash flows.
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
We amortize the cost of other intangible assets over their estimated useful lives, which range up to ten years, unless such lives are deemed indefinite. Intangible assets with indefinite lives are tested in the third quarter of each fiscal year for impairment, or more often if indicators warrant. Impairment charges related to goodwill and other intangible assets were not material for fiscal 2011, 2010 or 2009.

Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income" ("ASU No. 2011-05"). ASU No. 2011-05 eliminates the current option to report other comprehensive income and its components in the Consolidated Statements of Stockholders' Equity and Comprehensive Income. Under ASU No. 2011-05, an entity can elect to present items of net earnings and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. This guidance is effective for publicly traded companies for annual reporting periods beginning after December 15, 2011 and for interim and annual reporting periods thereafter, and retrospective application is required. As we report other comprehensive income within the Consolidated Statements of Stockholders' Equity and Comprehensive Income, the adoption of ASU No. 2011-05 will impact the presentation of our Consolidated Financial Statements beginning in the first quarter of fiscal 2012.
In June 2009, the FASB issued "Amendments to FASB Interpretation No. 46(R)" ("FASB ASC Subtopic 810-10"), which clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. FASB ASC Subtopic 810-10 requires ongoing reassessments of whether a company is the primary beneficiary of a variable interest entity and eliminates the qualifying special purpose entity concept. FASB ASC Subtopic 810-10 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This guidance was effective for annual reporting periods beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. This guidance did not have a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The information required by this item is incorporated by reference to Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this report.

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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 29, 2012 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of January 29, 2012 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of January 29, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included on page 28 in this Form 10-K.

/s/ FRANCIS S. BLAKE	/s/ CAROL B. TOMÉ
Francis S. Blake Chairman & Chief Executive Officer	Carol B. Tomé Chief Financial Officer & Executive Vice President – Corporate Services

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Home Depot, Inc.:
We have audited The Home Depot, Inc.’s internal control over financial reporting as of January 29, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Home Depot, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, The Home Depot, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 29, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of The Home Depot, Inc. and subsidiaries as of January 29, 2012 and January 30, 2011, and the related Consolidated Statements of Earnings, Stockholders’ Equity and Comprehensive Income, and Cash Flows for each of the fiscal years in the three-year period ended January 29, 2012, and our report dated March 22, 2012 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Atlanta, Georgia
March 22, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Home Depot, Inc.:
We have audited the accompanying Consolidated Balance Sheets of The Home Depot, Inc. and subsidiaries as of January 29, 2012 and January 30, 2011, and the related Consolidated Statements of Earnings, Stockholders’ Equity and Comprehensive Income, and Cash Flows for each of the fiscal years in the three-year period ended January 29, 2012. These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.
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
In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of The Home Depot, Inc. and subsidiaries as of January 29, 2012 and January 30, 2011, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended January 29, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Home Depot, Inc.’s internal control over financial reporting as of January 29, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 22, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Atlanta, Georgia
March 22, 2012

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Fiscal Year Ended(1)
amounts in millions, except per share data	January 29, 2012	January 30, 2011	January 31, 2010
NET SALES	$70,395	$67,997	$66,176
Cost of Sales	46,133	44,693	43,764
GROSS PROFIT	24,262	23,304	22,412
Operating Expenses:
Selling, General and Administrative	16,028	15,849	15,902
Depreciation and Amortization	1,573	1,616	1,707
Total Operating Expenses	17,601	17,465	17,609
OPERATING INCOME	6,661	5,839	4,803
Interest and Other (Income) Expense:
Interest and Investment Income	(13)	(15)	(18)
Interest Expense	606	530	676
Other	—	51	163
Interest and Other, net	593	566	821
EARNINGS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	6,068	5,273	3,982
Provision for Income Taxes	2,185	1,935	1,362
EARNINGS FROM CONTINUING OPERATIONS	3,883	3,338	2,620
EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	41
NET EARNINGS	$3,883	$3,338	$2,661
Weighted Average Common Shares	1,562	1,648	1,683
BASIC EARNINGS PER SHARE FROM CONTINUING OPERATIONS	$2.49	$2.03	$1.56
BASIC EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS	$—	$—	$0.02
BASIC EARNINGS PER SHARE	$2.49	$2.03	$1.58
Diluted Weighted Average Common Shares	1,570	1,658	1,692
DILUTED EARNINGS PER SHARE FROM CONTINUING OPERATIONS	$2.47	$2.01	$1.55
DILUTED EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS	$—	$—	$0.02
DILUTED EARNINGS PER SHARE	$2.47	$2.01	$1.57
 —————

(1)	Fiscal years ended January 29, 2012, January 30, 2011 and January 31, 2010 include 52 weeks.
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

amounts in millions, except share and per share data	January 29, 2012	January 30, 2011
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,987	$545
Receivables, net	1,245	1,085
Merchandise Inventories	10,325	10,625
Other Current Assets	963	1,224
Total Current Assets	14,520	13,479
Property and Equipment, at cost:
Land	8,480	8,497
Buildings	17,737	17,606
Furniture, Fixtures and Equipment	10,040	9,687
Leasehold Improvements	1,372	1,373
Construction in Progress	758	654
Capital Leases	588	568
	38,975	38,385
Less Accumulated Depreciation and Amortization	14,527	13,325
Net Property and Equipment	24,448	25,060
Notes Receivable	135	139
Goodwill	1,120	1,187
Other Assets	295	260
Total Assets	$40,518	$40,125
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$4,856	$4,717
Accrued Salaries and Related Expenses	1,372	1,290
Sales Taxes Payable	391	368
Deferred Revenue	1,147	1,177
Income Taxes Payable	23	13
Current Installments of Long-Term Debt	30	1,042
Other Accrued Expenses	1,557	1,515
Total Current Liabilities	9,376	10,122
Long-Term Debt, excluding current installments	10,758	8,707
Other Long-Term Liabilities	2,146	2,135
Deferred Income Taxes	340	272
Total Liabilities	22,620	21,236
STOCKHOLDERS’ EQUITY
Common Stock, par value $0.05; authorized: 10 billion shares; issued: 1.733 billion shares at January 29, 2012 and 1.722 billion shares at January 30, 2011; outstanding: 1.537 billion shares at January 29, 2012 and 1.623 billion shares at January 30, 2011	87	86
Paid-In Capital	6,966	6,556
Retained Earnings	17,246	14,995
Accumulated Other Comprehensive Income	293	445
Treasury Stock, at cost, 196 million shares at January 29, 2012 and 99 million shares at January 30, 2011	(6,694)	(3,193)
Total Stockholders’ Equity	17,898	18,889
Total Liabilities and Stockholders’ Equity	$40,518	$40,125
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Paid-In Capital	Retained Earnings		Treasury Stock		Stockholders’ Equity	Total Comprehensive Income
amounts in millions, except per share data	Shares	Amount				Shares	Amount
Balance, February 1, 2009	1,707	$85	$6,048	$12,093	$(77)	(11)	$(372)	$17,777
Net Earnings	—	—	—	2,661	—	—	—	2,661	$2,661
Shares Issued Under Employee Stock Plans	9	1	57	—	—	—	—	58
Tax Effect of Stock-Based Compensation	—	—	(2)	—	—	—	—	(2)
Translation Adjustments	—	—	—	—	426	—	—	426	426
Cash Flow Hedges, net of tax	—	—	—	—	11	—	—	11	11
Stock Options, Awards and Amortization of Restricted Stock	—	—	201	—	—	—	—	201
Repurchases of Common Stock	—	—	—	—	—	(7)	(213)	(213)
Cash Dividends ($0.90 per share)	—	—	—	(1,525)	—	—	—	(1,525)
Other	—	—	—	(3)	2	—	—	(1)	2
Comprehensive Income									$3,100
Balance, January 31, 2010	1,716	$86	$6,304	$13,226	$362	(18)	$(585)	$19,393
Net Earnings	—	—	—	3,338	—	—	—	3,338	$3,338
Shares Issued Under Employee Stock Plans	6	—	42	—	—	—	—	42
Tax Effect of Stock-Based Compensation	—	—	2	—	—	—	—	2
Translation Adjustments	—	—	—	—	206	—	—	206	206
Cash Flow Hedges, net of tax	—	—	—	—	(116)	—	—	(116)	(116)
Stock Options, Awards and Amortization of Restricted Stock	—	—	214	—	—	—	—	214
Repurchases of Common Stock	—	—	—	—	—	(81)	(2,608)	(2,608)
Cash Dividends ($0.945 per share)	—	—	—	(1,569)	—	—	—	(1,569)
Other	—	—	(6)	—	(7)	—	—	(13)	(7)
Comprehensive Income									$3,421
Balance, January 30, 2011	1,722	$86	$6,556	$14,995	$445	(99)	$(3,193)	$18,889
Net Earnings	—	—	—	3,883	—	—	—	3,883	$3,883
Shares Issued Under Employee Stock Plans	11	1	196	—	—	—	—	197
Tax Effect of Stock-Based Compensation	—	—	(2)	—	—	—	—	(2)
Translation Adjustments	—	—	—	—	(143)	—	—	(143)	(143)
Cash Flow Hedges, net of tax	—	—	—	—	5	—	—	5	5
Stock Options, Awards and Amortization of Restricted Stock	—	—	215	—	—	—	—	215
Repurchases of Common Stock	—	—	—	—	—	(97)	(3,501)	(3,501)
Cash Dividends ($1.04 per share)	—	—	—	(1,632)	—	—	—	(1,632)
Other	—	—	1	—	(14)	—	—	(13)	(14)
Comprehensive Income									$3,731
Balance, January 29, 2012	1,733	$87	$6,966	$17,246	$293	(196)	$(6,694)	$17,898
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended(1)
amounts in millions	January 29, 2012	January 30, 2011	January 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$3,883	$3,338	$2,661
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,682	1,718	1,806
Impairment of Investment	—	—	163
Stock-Based Compensation Expense	215	214	201
Changes in Assets and Liabilities, net of the effects of acquisition and disposition:
Receivables, net	(170)	(102)	(23)
Merchandise Inventories	256	(355)	625
Other Current Assets	159	12	4
Accounts Payable and Accrued Expenses	422	(133)	59
Deferred Revenue	(29)	10	(21)
Income Taxes Payable	14	(85)	(174)
Deferred Income Taxes	170	104	(227)
Other Long-Term Liabilities	(2)	(61)	(19)
Other	51	(75)	70
Net Cash Provided by Operating Activities	6,651	4,585	5,125
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures, net of $25, $62 and $10 of non-cash capital expenditures in fiscal 2011, 2010 and 2009, respectively	(1,221)	(1,096)	(966)
Proceeds from Sale of Business, net	101	—	—
Payments for Business Acquired, net	(65)	—	—
Proceeds from Sales of Property and Equipment	56	84	178
Proceeds from Sales and Maturities of Investments	—	—	33
Net Cash Used in Investing Activities	(1,129)	(1,012)	(755)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Long-Term Borrowings, net of discount	1,994	998	—
Repayments of Long-Term Debt	(1,028)	(1,029)	(1,774)
Repurchases of Common Stock	(3,470)	(2,608)	(213)
Proceeds from Sales of Common Stock	306	104	73
Cash Dividends Paid to Stockholders	(1,632)	(1,569)	(1,525)
Other Financing Activities	(218)	(347)	(64)
Net Cash Used in Financing Activities	(4,048)	(4,451)	(3,503)
Change in Cash and Cash Equivalents	1,474	(878)	867
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(32)	2	35
Cash and Cash Equivalents at Beginning of Year	545	1,421	519
Cash and Cash Equivalents at End of Year	$1,987	$545	$1,421
SUPPLEMENTAL DISCLOSURE OF CASH PAYMENTS MADE FOR:
Interest, net of interest capitalized	$580	$579	$664
Income Taxes	$1,865	$2,067	$2,082
 —————

(1)	Fiscal years ended January 29, 2012, January 30, 2011 and January 31, 2010 include 52 weeks.
See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business, Consolidation and Presentation
The Home Depot, Inc. and its subsidiaries (the "Company") operate The Home Depot stores, which are full-service, warehouse-style stores averaging approximately 104,000 square feet of enclosed space, with approximately 24,000 additional square feet of outside garden area. The stores stock approximately 30,000 to 40,000 different kinds of building materials, home improvement supplies and lawn and garden products that are sold to do-it-yourself customers, do-it-for-me customers and professional customers. The Company also offers over 300,000 products through its website, homedepot.com. At the end of fiscal 2011, the Company was operating 2,252 The Home Depot stores, which included 1,974 stores in the United States, including the Commonwealth of Puerto Rico and the territories of the U.S. Virgin Islands and Guam ("U.S."), 180 stores in Canada, 91 stores in Mexico and 7 stores in China. The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.
Fiscal Year
The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31. Fiscal years ended January 29, 2012 ("fiscal 2011"), January 30, 2011 ("fiscal 2010") and January 31, 2010 ("fiscal 2009") include 52 weeks.
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
Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company’s cash equivalents are carried at fair market value and consist primarily of money market funds.
Accounts Receivable
The Company has an agreement with a third-party service provider who directly extends credit to customers, manages the Company’s private label credit card program and owns the related receivables. The Company evaluated the third-party entities holding the receivables under the program and concluded that they should not be consolidated by the Company. The agreement with the third-party service provider expires in 2018, with the Company having the option, but no obligation, to purchase the receivables at the end of the agreement. The deferred interest charges incurred by the Company for its deferred financing programs offered to its customers are included in Cost of Sales. The interchange fees charged to the Company for the customers’ use of the cards and any profit sharing with the third-party administrator are included in Selling, General and Administrative expenses ("SG&A"). The sum of the three is referred to by the Company as "the cost of credit" of the private label credit card program.
In addition, certain subsidiaries of the Company extend credit directly to customers in the ordinary course of business. The receivables due from customers were $45 million and $42 million as of January 29, 2012 and January 30, 2011, respectively. The Company’s valuation reserve related to accounts receivable was not material to the Consolidated Financial Statements of the Company as of the end of fiscal 2011 or 2010.
Merchandise Inventories
The majority of the Company’s Merchandise Inventories are stated at the lower of cost (first-in, first-out) or market, as determined by the retail inventory method. As the inventory retail value is adjusted regularly to reflect market conditions, the inventory valued using the retail method approximates the lower of cost or market. Certain subsidiaries, including retail operations in Canada, Mexico and China, and distribution centers, record Merchandise Inventories at the lower of cost or market, as determined by a cost method. These Merchandise Inventories represent approximately 19% of the total Merchandise Inventories balance. The Company evaluates the inventory valued using a cost method at the end of each quarter to ensure that it is carried at the lower of cost or market. The valuation allowance for Merchandise Inventories valued under a cost method was not material to the Consolidated Financial Statements of the Company as of the end of fiscal 2011 or 2010.
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

Revenues
The Company recognizes revenue, net of estimated returns and sales tax, at the time the customer takes possession of merchandise or receives services. The liability for sales returns is estimated based on historical return levels. When the Company receives payment from customers before the customer has taken possession of the merchandise or the service has been performed, the amount received is recorded as Deferred Revenue in the accompanying Consolidated Balance Sheets until the sale or service is complete. The Company also records Deferred Revenue for the sale of gift cards and recognizes this revenue upon the redemption of gift cards in Net Sales. Gift card breakage income is recognized based upon historical redemption patterns and represents the balance of gift cards for which the Company believes the likelihood of redemption by the customer is remote. During fiscal 2011, 2010 and 2009, the Company recognized $42 million, $46 million and $40 million, respectively, of gift card breakage income. This income is included in the accompanying Consolidated Statements of Earnings as a reduction in SG&A.
Services Revenue
Net Sales include services revenue generated through a variety of installation, home maintenance and professional service programs. In these programs, the customer selects and purchases material for a project and the Company provides or arranges professional installation. These programs are offered through the Company’s stores and in-home sales programs. Under certain programs, when the Company provides or arranges the installation of a project and the subcontractor provides material as part of the installation, both the material and labor are included in services revenue. The Company recognizes this revenue when the service for the customer is complete.
All payments received prior to the completion of services are recorded in Deferred Revenue in the accompanying Consolidated Balance Sheets. Services revenue was $2.9 billion, $2.7 billion and $2.6 billion for fiscal 2011, 2010 and 2009, respectively.
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

Prepaid Advertising
Television and radio advertising production costs, along with media placement costs, are expensed when the advertisement first appears. Amounts included in Other Current Assets in the accompanying Consolidated Balance Sheets relating to prepayments of production costs for print and broadcast advertising as well as sponsorship promotions were not material at the end of fiscal 2011 and 2010.
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
Volume rebates and certain advertising co-op allowances earned are initially recorded as a reduction in Merchandise Inventories and a subsequent reduction in Cost of Sales when the related product is sold. Certain advertising co-op allowances that are reimbursements of specific, incremental and identifiable costs incurred to promote vendors’ products are recorded as an offset against advertising expense. In fiscal 2011, 2010 and 2009, gross advertising expense was $846 million, $864 million and $897 million, respectively, and is included in SG&A. Specific, incremental and identifiable advertising co-op allowances were $94 million, $90 million and $105 million for fiscal 2011, 2010 and 2009, respectively, and are recorded as an offset to advertising expense in SG&A.

Cost of Sales
Cost of Sales includes the actual cost of merchandise sold and services performed, the cost of transportation of merchandise from vendors to the Company’s stores, locations or customers, the operating cost of the Company’s sourcing and distribution network and the cost of deferred interest programs offered through the Company’s private label credit card program.
The cost of handling and shipping merchandise from the Company’s stores, locations or distribution centers to the customer is classified as SG&A. The cost of shipping and handling, including internal costs and payments to third parties, classified as SG&A was $430 million, $410 million and $386 million in fiscal 2011, 2010 and 2009, respectively.
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets each quarter for indicators of potential impairment. Indicators of impairment include current period losses combined with a history of losses, management’s decision to relocate or close a store or other location before the end of its previously estimated useful life or when changes in other circumstances indicate the carrying amount of an asset may not be recoverable. The evaluation for long-lived assets is performed at the lowest level of identifiable cash flows, which is generally the individual store level.
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
As part of its Rationalization Charges, the Company recorded no material lease obligation costs in fiscal 2011 and 2010 and recorded $84 million of lease obligation costs in fiscal 2009. See Note 2 for more details on the Rationalization Charges. The Company also recorded impairments and other lease obligation costs on other closings and relocations in the ordinary course of business, which were not material to the Consolidated Financial Statements in fiscal 2011, 2010 and 2009.
Goodwill and Other Intangible Assets
Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Company does not amortize goodwill but does assess the recoverability of goodwill in the third quarter of each fiscal year, or more often if indicators warrant, by determining whether the fair value of each reporting unit supports its carrying value. The fair values of the Company’s identified reporting units were estimated using the present value of expected future discounted cash flows.
The Company amortizes the cost of other intangible assets over their estimated useful lives, which range up to ten years, unless such lives are deemed indefinite. Intangible assets with indefinite lives are tested in the third quarter of each fiscal year for impairment, or more often if indicators warrant. Impairment charges related to goodwill and other intangible assets were not material for fiscal 2011, 2010 or 2009.
Stock-Based Compensation
The per share weighted average fair value of stock options granted during fiscal 2011, 2010 and 2009 was $7.42, $6.70 and $6.61, respectively. The fair value of these options was determined at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Year Ended
	January 29, 2012	January 30, 2011	January 31, 2010
Risk-free interest rate	2.0%	3.1%	2.3%
Assumed volatility	27.3%	26.4%	41.5%
Assumed dividend yield	2.7%	2.9%	3.9%
Assumed lives of option	5 years	5 years	6 years

Derivatives
The Company uses derivative financial instruments from time to time in the management of its interest rate exposure on long-term debt and its exposure on foreign currency fluctuations. The Company accounts for its derivative financial instruments in accordance with the Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") Subtopic 815-10. The fair value of the Company’s derivative financial instruments is discussed in Note 11.
Comprehensive Income
Comprehensive Income includes Net Earnings adjusted for certain gains and losses that are excluded from Net Earnings under U.S. generally accepted accounting principles. Adjustments to Net Earnings and Accumulated Other Comprehensive Income consist primarily of foreign currency translation adjustments.
Foreign Currency Translation
Assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange on the last day of the reporting period. Revenues and expenses are generally translated using average exchange rates for the period and equity transactions are translated using the actual rate on the day of the transaction.

Segment Information
The Company operates within a single reportable segment primarily within North America. Net Sales for the Company outside the U.S. were $8.0 billion, $7.5 billion and $7.0 billion for fiscal 2011, 2010 and 2009, respectively. Long-lived assets outside the U.S. totaled $3.1 billion and $3.2 billion as of January 29, 2012 and January 30, 2011, respectively.
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
Also in fiscal 2008, the Company announced that it would exit its EXPO, THD Design Center, Yardbirds and HD Bath businesses (the "Exited Businesses") in order to focus on its core The Home Depot stores. The Company closed the Exited Businesses in the first quarter of fiscal 2009 and expects to dispose of or sublet any remaining locations over varying periods. These steps impacted approximately 5,000 associates in those locations, their support functions and their distribution centers.
Finally, in January 2009 the Company also restructured its support functions to better align the Company’s cost structure. These actions impacted approximately 2,000 associates.
The Company did not incur any material charges related to these actions (collectively, the "Rationalization Charges") in fiscal 2011 and 2010 and recognized $146 million and $951 million in total pretax charges for fiscal 2009 and 2008, respectively. The Company does not expect any further material charges related to these actions.

Activity related to Rationalization Charges for fiscal 2011, 2010 and 2009 was as follows (amounts in millions):

	Asset Impairments	Lease Obligation Costs, net	Severance	Other	Total
Accrued Balance at February 1, 2009	$38	$213	$72	$20	$343
Fiscal 2009 Charges	—	84	8	54	146
Cash Uses	—	106	80	71	257
Non-cash Activity	15	—	—	3	18
Accrued Balance at January 31, 2010	23	191	—	—	214
Cash Uses	—	42	—	—	42
Non-cash Activity	19	(9)	—	—	10
Accrued Balance at January 30, 2011	4	158	—	—	162
Cash Uses	—	29	—	—	29
Non-cash Activity	2	(15)	—	—	(13)
Accrued Balance at January 29, 2012	$2	$144	$—	$—	$146

Costs related to asset impairments, lease obligations, severance and other miscellaneous costs are included in SG&A in the accompanying Consolidated Statements of Earnings. Asset impairment charges, including contractual costs to complete certain assets, were determined based on fair market value using market data for each individual property. Lease obligation costs represent the present value of contractually obligated rental payments offset by estimated sublet income, including estimates of the time required to sublease the locations. The payments related to the leased locations therefore are not generally incremental uses of cash.

3. HD SUPPLY DISPOSITION
On August 30, 2007, the Company closed the sale of HD Supply, Inc. In accordance with FASB ASC Subtopic 360-10, the Company reclassified the results of HD Supply as discontinued operations in its Consolidated Statements of Earnings for all periods presented. Settlement of working capital matters arising from the sale of HD Supply resulted in earnings from discontinued operations of $41 million, net of tax, in fiscal 2009.
In connection with the sale, the Company purchased a 12.5% equity interest in the newly formed HD Supply for $325 million. In fiscal 2008, the Company determined its 12.5% equity interest in HD Supply was impaired and recorded a $163 million charge to write-down the investment. In fiscal 2009, the Company determined its equity interest in HD Supply was further impaired and recorded an additional charge of $163 million to write-down the remaining investment, which is included in Interest and Other, net, in the accompanying Consolidated Statements of Earnings.
Also in connection with the sale, the Company guaranteed a $1.0 billion senior secured amortizing term loan of HD Supply. The Company is responsible for up to $1.0 billion and any unpaid interest in the event of nonpayment by HD Supply. As reported in the quarterly report on Form 10-Q of HD Supply for the period ended October 30, 2011, the outstanding balance of this term loan as of October 30, 2011 was $930 million. The guaranteed loan is collateralized by certain assets of HD Supply. The original expiration date of the guarantee was August 30, 2012. On March 19, 2010, the Company amended the guarantee to extend the expiration date to April 1, 2014. The fair value of the guarantee at August 30, 2007 was $16 million and was recorded as a liability of the Company in Other Long-Term Liabilities. The extension of the guarantee increased the fair value of the guarantee to $67 million, resulting in a $51 million charge to Interest and Other, net, for fiscal 2010.

4. DEBT
The Company has commercial paper programs that allow for borrowings up to $2.0 billion. All of the Company’s short-term borrowings in fiscal 2011 and 2010 were under these commercial paper programs. In connection with the commercial paper programs, the Company has a back-up credit facility with a consortium of banks for borrowings up to $2.0 billion. The credit facility expires in July 2013 and contains various restrictive covenants. At January 29, 2012, the Company was in compliance with all of the covenants, and they are not expected to impact the Company’s liquidity or capital resources.
Short-term debt under the commercial paper programs was as follows (amounts in millions):

	Fiscal Year Ended
	January 29, 2012	January 30, 2011
Balance outstanding at fiscal year-end	$—	$—
Maximum amount outstanding at any month-end	$828	$—
Average daily short-term borrowings	$44	$5
Weighted average interest rate	0.5%	0.4%
The Company’s Long-Term Debt at the end of fiscal 2011 and 2010 consisted of the following (amounts in millions):

	January 29, 2012	January 30, 2011
5.20% Senior Notes; due March 1, 2011; interest payable semi-annually on March 1 and September 1	$—	$1,000
5.25% Senior Notes; due December 16, 2013; interest payable semi-annually on June 16 and December 16	1,309	1,297
5.40% Senior Notes; due March 1, 2016; interest payable semi-annually on March 1 and September 1	3,069	3,033
3.95% Senior Notes; due September 15, 2020; interest payable semi-annually on March 15 and September 15	499	499
4.40% Senior Notes; due April 1, 2021; interest payable semi-annually on April 1 and October 1	998	—
5.875% Senior Notes; due December 16, 2036; interest payable semi-annually on June 16 and December 16	2,961	2,960
5.40% Senior Notes; due September 15, 2040; interest payable semi-annually on March 15 and September 15	499	499
5.95% Senior Notes; due April 1, 2041; interest payable semi-annually on April 1 and October 1	996	—
Capital Lease Obligations; payable in varying installments through January 31, 2055	449	452
Other	8	9
Total debt	10,788	9,749
Less current installments	30	1,042
Long-Term Debt, excluding current installments	$10,758	$8,707
In March 2011, the Company entered into an interest rate swap that expires on March 1, 2016, with a notional amount of $500 million, accounted for as a fair value hedge, that swaps fixed rate interest on the Company's 5.40% Senior Notes due March 1, 2016 for variable interest equal to LIBOR plus 300 basis points. At January 29, 2012, the approximate fair value of this agreement was an asset of $39 million, which is the estimated amount the Company would have received to settle the agreement and is included in Other Assets in the accompanying Consolidated Balance Sheets.
Also at January 29, 2012, the Company had outstanding interest rate swaps, accounted for as fair value hedges, that expire on December 16, 2013 with a notional amount of $1.25 billion that swap fixed rate interest on the Company’s $1.25 billion 5.25% Senior Notes due December 16, 2013 for variable interest equal to LIBOR plus 259 basis points. At January 29, 2012, the approximate fair value of these agreements was an asset of $52 million, which is the estimated amount the Company would have received to settle the agreements and is included in Other Assets in the accompanying Consolidated Balance Sheets.
In March 2011, the Company issued $1.0 billion of 4.40% Senior Notes due April 1, 2021 at a discount of $2 million and $1.0 billion of 5.95% Senior Notes due April 1, 2041 at a discount of $4 million (together, the "March 2011 issuance"). Interest on these Senior Notes is due semi-annually on April 1 and October 1 of each year, beginning October 1, 2011. The net proceeds of the March 2011 issuance were used to repurchase $1.0 billion of the Company’s common stock through an Accelerated Share Repurchase ("ASR") agreement, and the balance of the net proceeds was used to repay the Company’s 5.20% Senior Notes that matured March 1, 2011 in the aggregate principal amount of $1.0 billion. The $6 million discount associated with the March 2011 issuance is being amortized over the lives of the Senior Notes using the effective interest rate method. Issuance costs were approximately $15 million and are being amortized over the lives of the Senior Notes issued in March 2011.
In May 2010, the Company entered into a forward starting interest rate swap agreement with a notional amount of $500 million, accounted for as a cash flow hedge, to hedge interest rate fluctuations in anticipation of the March 2011 issuance. Upon the March 2011 issuance, the Company settled this forward starting interest rate swap agreement for an immaterial amount.
In September 2010, the Company issued $500 million of 3.95% Senior Notes due September 15, 2020 at a discount of $1 million and $500 million of 5.40% Senior Notes due September 15, 2040 at a discount of $1 million (together, the "September 2010 issuance"). Interest on these Senior Notes is due semi-annually on March 15 and September 15 of each year. The net proceeds of the September 2010 issuance were used to refinance the Company’s 4.625% Senior Notes that matured August 15, 2010 in the aggregate principal amount of $1.0 billion. The $2 million discount associated with the September 2010 issuance is being amortized over the lives of the Senior Notes using the effective interest rate method. Issuance costs were $8 million and are being amortized over the lives of the Senior Notes issued in September 2010.
In fiscal 2009 and 2010, the Company entered into forward starting interest rate swap agreements with a combined notional amount of $1.0 billion to hedge interest rate fluctuations in anticipation of the September 2010 issuance, accounted for as cash flow hedges. Upon the September 2010 issuance, the Company paid $193 million to settle these forward starting interest rate swap agreements. This amount, net of income taxes, is included in Accumulated Other Comprehensive Income and is being amortized to Interest Expense over the lives of the Senior Notes issued in September 2010.
The Senior Notes may be redeemed by the Company at any time, in whole or in part, at the redemption price plus accrued interest up to the redemption date. The redemption price is equal to the greater of (1) 100% of the principal amount of the Senior Notes to be redeemed, and (2) the sum of the present values of the remaining scheduled payments of principal and interest to maturity. Additionally, if a Change in Control Triggering Event occurs, as defined by the terms of the March 2011 issuance, the September 2010 issuance, and the 5.25% Senior Notes and the 5.875% Senior Notes issuance (together the "December 2006 issuance"), holders of the March 2011 issuance, September 2010 issuance and December 2006 issuance have the right to require the Company to redeem those notes at 101% of the aggregate principal amount of the notes plus accrued interest up to the redemption date. The Company is generally not limited under the indenture governing the Senior Notes in its ability to incur additional indebtedness or required to maintain financial ratios or specified levels of net worth or liquidity. Further, while the indenture governing the Senior Notes contains various restrictive covenants, none is expected to impact the Company’s liquidity or capital resources.
At January 29, 2012, the Company had outstanding cross currency swap agreements with a notional amount of $390 million, accounted for as cash flow hedges, to hedge foreign currency fluctuations on certain intercompany debt. At January 29, 2012, the approximate fair value of these agreements was a liability of $27 million, which is the estimated amount the Company would have paid to settle the agreements and is included in Other Long-Term Liabilities in the accompanying Consolidated Balance Sheets.
Interest Expense in the accompanying Consolidated Statements of Earnings is net of interest capitalized of $3 million, $3 million and $4 million in fiscal 2011, 2010 and 2009, respectively. Maturities of Long-Term Debt are $30 million for fiscal 2012, $1.3 billion for fiscal 2013, $30 million for fiscal 2014, $27 million for fiscal 2015, $3.1 billion for fiscal 2016 and $6.3 billion thereafter.

5. ACCELERATED SHARE REPURCHASE AGREEMENTS
In March 2011, the Company entered into an ASR agreement with a third-party financial institution to repurchase $1.0 billion of the Company’s common stock. Under the agreement, the Company paid $1.0 billion to the financial institution, using a portion of the proceeds from the March 2011 issuance, and received a total of 27 million shares in fiscal 2011. The final number of shares delivered upon settlement of the agreement was determined with reference to the average price of the Company’s common stock over the term of the ASR agreement. The $1.0 billion of shares repurchased are included in Treasury Stock in the accompanying Consolidated Balance Sheets as of January 29, 2012.
In March 2012, the Company entered into an ASR agreement with a third-party financial institution to repurchase $1.0 billion of the Company’s common stock. Under the agreement, the Company paid $1.0 billion to the financial institution, using cash on hand, and received an initial delivery of approximately 17 million shares in the first quarter of fiscal 2012. The final number of shares delivered upon settlement of the agreement will be determined with reference to the average price of the Company’s common stock over the term of the ASR agreement.

6. INCOME TAXES
The components of Earnings from Continuing Operations before Provision for Income Taxes for fiscal 2011, 2010 and 2009 were as follows (amounts in millions):

	Fiscal Year Ended
	January 29, 2012	January 30, 2011	January 31, 2010
United States	$5,508	$4,854	$3,586
Foreign	560	419	396
Total	$6,068	$5,273	$3,982

The Provision for Income Taxes consisted of the following (amounts in millions):

	Fiscal Year Ended
	January 29, 2012	January 30, 2011	January 31, 2010
Current:
Federal	$1,566	$1,478	$1,157
State	234	181	184
Foreign	150	151	195
	1,950	1,810	1,536
Deferred:
Federal	199	79	(121)
State	35	21	(24)
Foreign	1	25	(29)
	235	125	(174)
Total	$2,185	$1,935	$1,362
The Company’s combined federal, state and foreign effective tax rates for fiscal 2011, 2010 and 2009 were approximately 36.0%, 36.7% and 34.2%, respectively.

The reconciliation of the Provision for Income Taxes at the federal statutory rate of 35% to the actual tax expense for the applicable fiscal years was as follows (amounts in millions):

	Fiscal Year Ended
	January 29, 2012	January 30, 2011	January 31, 2010
Income taxes at federal statutory rate	$2,125	$1,846	$1,394
State income taxes, net of federal income tax benefit	175	131	104
Other, net	(115)	(42)	(136)
Total	$2,185	$1,935	$1,362

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of January 29, 2012 and January 30, 2011 were as follows (amounts in millions):

	January 29, 2012	January 30, 2011
Current:
Deferred Tax Assets:
Property and equipment	$—	$64
Accrued self-insurance liabilities	123	115
Other accrued liabilities	202	196
Deferred compensation	324	393
Current Deferred Tax Assets	649	768
Deferred Tax Liabilities:
Accelerated inventory deduction	(93)	(106)
Other	(105)	(114)
Current Deferred Tax Liabilities	(198)	(220)
Current Deferred Tax Assets, net	451	548
Noncurrent:
Deferred Tax Assets:
Accrued self-insurance liabilities	353	345
State income taxes	56	69
Capital loss carryover	101	141
Net operating losses	65	66
Foreign tax credit carryforward	—	30
Impairment of investment	120	120
Other	295	212
Valuation allowance	(19)	(66)
Noncurrent Deferred Tax Assets	971	917
Deferred Tax Liabilities:
Property and equipment	(1,192)	(1,073)
Goodwill and other intangibles	(94)	(95)
Noncurrent Deferred Tax Liabilities	(1,286)	(1,168)
Noncurrent Deferred Tax Liabilities, net	(315)	(251)
Net Deferred Tax Assets	$136	$297

Current deferred tax assets and current deferred tax liabilities are netted by tax jurisdiction and noncurrent deferred tax assets and noncurrent deferred tax liabilities are netted by tax jurisdiction, and are included in the accompanying Consolidated Balance Sheets as follows (amounts in millions):

	January 29, 2012	January 30, 2011
Other Current Assets	$454	$553
Other Assets	25	21
Other Accrued Expenses	(3)	(5)
Deferred Income Taxes	(340)	(272)
Net Deferred Tax Assets	$136	$297

The Company believes that the realization of the deferred tax assets is more likely than not, based upon the expectation that it will generate the necessary taxable income in future periods, and except for certain net operating losses discussed below, no valuation reserves have been provided.
At January 29, 2012, the Company had state and foreign net operating loss carryforwards available to reduce future taxable income, expiring at various dates from 2011 to 2028. Management has concluded that it is more likely than not that the tax benefits related to the state net operating losses will be realized. However, it is unlikely that the Company will be able to utilize certain foreign net operating losses. Therefore, a valuation allowance has been provided to reduce the deferred tax asset related to foreign net operating losses to an amount that is more likely than not to be realized. Total valuation allowances related to net operating losses at January 29, 2012 and January 30, 2011 were $19 million and $21 million, respectively.
As of January 30, 2011, the Company had a valuation allowance of $45 million related to capital loss carryforwards. During the fiscal year ended January 29, 2012, the Company was able to utilize a portion of its capital loss carryforward. This utilization combined with other available tax planning strategies enabled the Company to release the $45 million valuation allowance associated with the capital loss carryforward.
The Company had no foreign tax credit carryforwards as of January 29, 2012 and $30 million as of January 30, 2011. During the fiscal year ended January 29, 2012, the Company generated sufficient foreign source income to fully utilize the foreign tax credit carryforward from the prior year.
The Company has not provided for deferred income taxes on approximately $2.4 billion of undistributed earnings of international subsidiaries because of its intention to indefinitely reinvest these earnings outside the U.S. The determination of the amount of the unrecognized deferred income tax liability related to the undistributed earnings is not practicable; however, unrecognized foreign income tax credits would be available to reduce a portion of this liability.
The Company’s income tax returns are routinely examined by domestic and foreign tax authorities. The Company’s U.S. federal and Canadian tax returns for fiscal years 2005 through 2009 are currently under audit by the Internal Revenue Service. The Company's Canadian operations are currently under audit by the Canada Revenue Agency for fiscal years 2005 to 2007. There are also ongoing U.S. state and local and other foreign audits covering tax years 2003 to 2010. At this time, the Company does not expect the results from any income tax audit to have a material impact on the Company’s financial statements.
The Company believes that certain adjustments under examination by the IRS and in certain states will be agreed upon within the next twelve months. The Company has classified approximately $97 million of the reserve for unrecognized tax benefits as a short-term liability in the accompanying Consolidated Balance Sheets. Final settlement of these audit issues may result in payments that are more or less than these amounts, but the Company does not anticipate the resolution of these matters will result in a material change to its consolidated financial position or results of operations.

Reconciliations of the beginning and ending amount of gross unrecognized tax benefits for fiscal 2011, 2010 and 2009 were as follows (amounts in millions):

	January 29, 2012	January 30, 2011	January 31, 2010
Unrecognized tax benefits balance at beginning of fiscal year	$662	$659	$695
Additions based on tax positions related to the current year	37	174	55
Additions for tax positions of prior years	56	84	33
Reductions for tax positions of prior years	(123)	(181)	(28)
Reductions due to settlements	(4)	(65)	(94)
Reductions due to lapse of statute of limitations	(7)	(9)	(2)
Unrecognized tax benefits balance at end of fiscal year	$621	$662	$659

The amount of unrecognized tax benefits that if recognized would affect the annual effective income tax rate on Earnings from Continuing Operations was $246 million, $298 million and $386 million as of January 29, 2012, January 30, 2011 and January 31, 2010, respectively.
Net adjustments to accruals for interest and penalties associated with uncertain tax positions provided income of $2 million and $32 million in fiscal 2011 and 2010, respectively, and expense of $41 million in fiscal 2009. Total accrued interest and penalties as of January 29, 2012 and January 30, 2011 were $80 million and $84 million, respectively. Interest and penalties are included in Interest Expense and SG&A, respectively, in the accompanying Consolidated Statements of Earnings.

7. EMPLOYEE STOCK PLANS
The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan ("2005 Plan") and The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan ("1997 Plan" and collectively with the 2005 Plan, the "Plans") provide that incentive and non-qualified stock options, stock appreciation rights, restricted stock, performance shares, performance units and deferred shares may be issued to selected associates, officers and directors of the Company. Under the 2005 Plan, the maximum number of shares of the Company’s common stock authorized for issuance is 255 million shares, with any award other than a stock option reducing the number of shares available for issuance by 2.11 shares. As of January 29, 2012, there were 162 million shares available for future grants under the 2005 Plan. No additional equity awards could be issued from the 1997 Plan after the adoption of the 2005 Plan on May 26, 2005.
Under the terms of the Plans, incentive stock options and non-qualified stock options must have an exercise price at or above the fair market value of the Company’s stock on the date of the grant. Typically, incentive stock options and non-qualified stock options vest at the rate of 25% per year commencing on the first or second anniversary date of the grant and expire on the tenth anniversary date of the grant. Certain of the non-qualified stock options also include performance options which vest on the later of the first anniversary date of the grant and the date the closing price of the Company’s common stock has been 25% greater than the exercise price of the options for 30 consecutive trading days. Additionally, certain stock options may become non-forfeitable upon the associate reaching age 60, provided the associate has had five years of continuous service. The Company recognized $20 million, $20 million and $19 million of stock-based compensation expense in fiscal 2011, 2010 and 2009, respectively, related to stock options.
Restrictions on the restricted stock issued under the Plans generally lapse according to one of the following schedules: (1) the restrictions on the restricted stock lapse over various periods up to five years, (2) the restrictions on 25% of the restricted stock lapse upon the third and sixth anniversaries of the date of issuance with the remaining 50% of the restricted stock lapsing upon the associate’s attainment of age 62, or (3) the restrictions on 25% of the restricted stock lapse upon the third and sixth anniversaries of the date of issuance with the remaining 50% of the restricted stock lapsing upon the earlier of the associate’s attainment of age 60 or the tenth anniversary of the grant date. The Company has also granted performance shares under the Plans, the payout of which is dependent on either (1) the Company’s total shareholder return percentile ranking compared to the performance of individual companies included in the S&P 500 index at the end of the three-year performance cycle, or (2) the Company’s performance against target average return on invested capital and operating profit over a three-year performance cycle. Additionally, certain awards may become non-forfeitable upon the associate's attainment of age 60, provided the associate has had five years of continuous service. The fair value of the restricted stock and performance shares is expensed over the period during which the restrictions lapse. The Company recorded stock-based compensation expense related to restricted stock and performance shares of $169 million, $167 million and $158 million in fiscal 2011, 2010 and 2009, respectively.
In fiscal 2011, 2010 and 2009, there were an aggregate of 422 thousand, 479 thousand and 666 thousand deferred shares, respectively, granted under the Plans. For associates, each deferred share entitles the individual to one share of common stock to be received up to five years after the grant date of the deferred shares, subject to certain deferral rights of the associate. Additionally, certain awards may become non-forfeitable upon the associate reaching age 60, provided the associate has had five years of continuous service. The Company recorded stock-based compensation expense related to deferred shares of $12 million, $14 million and $14 million in fiscal 2011, 2010 and 2009, respectively.
As of January 29, 2012, there were 2 million non-qualified stock options outstanding under non-qualified stock option plans that are not part of the Plans.
The Company maintains two Employee Stock Purchase Plans ("ESPPs") (U.S. and non-U.S. plans). The plan for U.S. associates is a tax-qualified plan under Section 423 of the Internal Revenue Code. The non-U.S. plan is not a Section 423 plan. As of January 29, 2012, there were 8 million shares available under the plan for U.S associates and 20 million shares available under the non-U.S. plan. The purchase price of shares under the ESPPs is equal to 85% of the stock’s fair market value on the last day of the purchase period, which is a six-month period ending on December 31 and June 30 of each year. During fiscal 2011, there were 2 million shares purchased under the ESPPs at an average price of $33.07. Under the outstanding ESPPs as of January 29, 2012, employees have contributed $8 million to purchase shares at 85% of the stock’s fair market value on the last day (June 30, 2012) of the current purchase period. The Company recognized $14 million, $13 million and $10 million of stock-based compensation expense in fiscal 2011, 2010 and 2009, respectively, related to the ESPPs.
In total, the Company recorded stock-based compensation expense, including the expense of stock options, ESPP shares, restricted stock, performance shares and deferred shares, of $215 million, $214 million and $201 million, in fiscal 2011, 2010 and 2009, respectively.
The following table summarizes stock options outstanding at January 29, 2012, January 30, 2011 and January 31, 2010, and changes during the fiscal years ended on these dates (shares in thousands):

	Number of Shares	Weighted Average Exercise Price
Outstanding at February 1, 2009	52,014	$37.91
Granted	4,174	23.29
Exercised	(374)	24.50
Canceled	(6,505)	37.65
Outstanding at January 31, 2010	49,309	$36.81
Granted	3,723	32.24
Exercised	(1,294)	26.63
Canceled	(7,271)	43.95
Outstanding at January 30, 2011	44,467	$35.56
Granted	3,236	36.55
Exercised	(6,938)	33.25
Canceled	(7,595)	39.11
Outstanding at January 29, 2012	33,170	$35.32

The total intrinsic value of stock options exercised was $47 million, $9 million and $1 million in fiscal 2011, 2010 and 2009, respectively. As of January 29, 2012, there were approximately 33 million stock options outstanding with a weighted average remaining life of four years and an intrinsic value of $317 million. As of January 29, 2012, there were approximately 22 million stock options exercisable with a weighted average exercise price of $40.70, a weighted average remaining life of two years, and an intrinsic value of $151 million. As of January 29, 2012, there were approximately 25 million stock options vested or expected to ultimately vest. As of January 29, 2012, there was $43 million of unamortized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted average period of two years.

The following table summarizes restricted stock and performance shares outstanding at January 29, 2012, January 30, 2011 and January 31, 2010, and changes during the fiscal years ended on these dates (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at February 1, 2009	16,287	$34.22
Granted	8,257	23.41
Restrictions lapsed	(1,686)	34.65
Canceled	(2,195)	31.84
Outstanding at January 31, 2010	20,663	$30.11
Granted	5,799	32.31
Restrictions lapsed	(5,276)	32.28
Canceled	(1,747)	30.11
Outstanding at January 30, 2011	19,439	$30.18
Granted	5,776	35.83
Restrictions lapsed	(7,937)	31.00
Canceled	(1,537)	30.48
Outstanding at January 29, 2012	15,741	$31.81

As of January 29, 2012, there was $287 million of unamortized stock-based compensation expense related to restricted stock and performance shares, which is expected to be recognized over a weighted average period of two years. The total fair value of restricted stock and performance shares vesting during fiscal 2011, 2010 and 2009 was $290 million, $168 million and $41 million, respectively.

8. LEASES
The Company leases certain retail locations, office space, warehouse and distribution space, equipment and vehicles. While most of the leases are operating leases, certain locations and equipment are leased under capital leases. As leases expire, it can be expected that, in the normal course of business, certain leases will be renewed or replaced.
Certain lease agreements include escalating rents over the lease terms. The Company expenses rent on a straight-line basis over the lease term, which commences on the date the Company has the right to control the property. The cumulative expense recognized on a straight-line basis in excess of the cumulative payments is included in Other Accrued Expenses and Other Long-Term Liabilities in the accompanying Consolidated Balance Sheets.
Total rent expense, net of minor sublease income, for fiscal 2011, 2010 and 2009 was $823 million, $821 million and $823 million, respectively. Certain store leases also provide for contingent rent payments based on percentages of sales in excess of specified minimums. Contingent rent expense for fiscal 2011, 2010 and 2009 was approximately $4 million, $3 million and $4 million, respectively. Real estate taxes, insurance, maintenance and operating expenses applicable to the leased property are obligations of the Company under the lease agreements.

The approximate future minimum lease payments under capital and all other leases at January 29, 2012 were as follows (amounts in millions):

Fiscal Year	Capital Leases	Operating Leases
2012	$106	$800
2013	104	746
2014	100	682
2015	93	637
2016	90	557
Thereafter through 2097	766	4,577
	1,259	$7,999
Less imputed interest	810
Net present value of capital lease obligations	449
Less current installments	29
Long-term capital lease obligations, excluding current installments	$420
Short-term and long-term obligations for capital leases are included in the accompanying Consolidated Balance Sheets in Current Installments of Long-Term Debt and Long-Term Debt, respectively. The assets under capital leases recorded in Property and Equipment, net of amortization, totaled $328 million and $336 million at January 29, 2012 and January 30, 2011, respectively.

9. EMPLOYEE BENEFIT PLANS
The Company maintains active defined contribution retirement plans for its employees (the "Benefit Plans"). All associates satisfying certain service requirements are eligible to participate in the Benefit Plans. The Company makes cash contributions each payroll period up to specified percentages of associates’ contributions as approved by the Board of Directors.
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
The Company’s contributions to the Benefit Plans and the restoration plan were $171 million, $171 million and $161 million for fiscal 2011, 2010 and 2009, respectively. At January 29, 2012, the Benefit Plans and the restoration plan held a total of 14 million shares of the Company’s common stock in trust for plan participants.

10. BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES
The reconciliation of basic to diluted weighted average common shares for fiscal 2011, 2010 and 2009 was as follows (amounts in millions):

	Fiscal Year Ended
	January 29, 2012	January 30, 2011	January 31, 2010
Weighted average common shares	1,562	1,648	1,683
Effect of potentially dilutive securities:
Stock Plans	8	10	9
Diluted weighted average common shares	1,570	1,658	1,692

Stock plans consist of shares granted under the Company’s employee stock plans as described in Note 7 to the Consolidated Financial Statements. Options to purchase 23 million, 39 million and 48 million shares of common stock at January 29, 2012, January 30, 2011 and January 31, 2010, respectively, were excluded from the computation of Diluted Earnings per Share because their effect would have been anti-dilutive.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The assets and liabilities of the Company that are measured at fair value on a recurring basis as of January 29, 2012 and January 30, 2011 were as follows (amounts in millions):

	Fair Value at January 29, 2012 Using			Fair Value at January 30, 2011 Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative agreements - assets	$—	$91	$—	$—	$47	$—
Derivative agreements - liabilities	—	(27)	—	—	(40)	—
Total	$—	$64	$—	$—	$7	$—
The Company uses derivative financial instruments from time to time in the management of its interest rate exposure on long-term debt and its exposure on foreign currency fluctuations. The fair value of the Company’s derivative financial instruments was measured using level 2 inputs. The Company’s derivative agreements are discussed further in Note 4.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The assets and liabilities of the Company that were measured at fair value on a nonrecurring basis during fiscal 2011, 2010 and 2009 were as follows (amounts in millions):

	Fair Value Measured During Fiscal 2011 Level 3	Gains (Losses)
Lease obligation costs, net	$(144)	$(15)
Total for fiscal 2011		$(15)
	Fair Value Measured During Fiscal 2010 Level 3	Gains (Losses)
Lease obligation costs, net	$(158)	$(9)
Guarantee of HD Supply loan	$(67)	(51)
Total for fiscal 2010		$(60)
	Fair Value Measured During Fiscal 2009 Level 3	Gains (Losses)
HD Supply investment	$—	$(163)
Lease obligation costs, net	$(191)	(84)
Total for fiscal 2009		$(247)

Lease obligation costs included in the Company’s Rationalization Charges were measured on a nonrecurring basis using fair value measurements with unobservable inputs (level 3), as further discussed in Note 2. The guarantee of the HD Supply loan was measured on a nonrecurring basis using fair value measurements with unobservable inputs (level 3), as further discussed in Note 3. Additionally, the Company impaired the value of its investment in HD Supply using fair value measurements with unobservable inputs (level 3), as further discussed in Note 3.

Long-lived assets, goodwill and other intangible assets were also analyzed for impairment on a nonrecurring basis using fair value measurements with unobservable inputs (level 3). Impairment charges related to long-lived assets, goodwill and other intangible assets in fiscal 2011 and 2010 were not material, as further discussed in Note 1 under the captions "Impairment of Long-Lived Assets" and "Goodwill and Other Intangible Assets," respectively.
The aggregate fair value of the Company’s Senior Notes, based on quoted market prices, was $12.1 billion and $9.8 billion at January 29, 2012 and January 30, 2011, respectively, compared to a carrying value of $10.3 billion and $9.3 billion at January 29, 2012 and January 30, 2011, respectively.

12. COMMITMENTS AND CONTINGENCIES
At January 29, 2012, the Company was contingently liable for approximately $413 million under outstanding letters of credit and open accounts issued for certain business transactions, including insurance programs, trade contracts and construction contracts. The Company’s letters of credit are primarily performance-based and are not based on changes in variable components, a liability or an equity security of the other party.
The Company is involved in litigation arising from the normal course of business. In management’s opinion, this litigation is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

13. QUARTERLY FINANCIAL DATA (UNAUDITED)
The following is a summary of the quarterly consolidated results of operations for the fiscal years ended January 29, 2012 and January 30, 2011 (amounts in millions, except per share data):

	Net Sales	Gross Profit	Net Earnings	Basic Earnings per Share	Diluted Earnings per Share
Fiscal Year Ended January 29, 2012:
First Quarter	$16,823	$5,828	$812	$0.51	$0.50
Second Quarter	20,232	6,876	1,363	0.87	0.86
Third Quarter	17,326	5,961	934	0.61	0.60
Fourth Quarter	16,014	5,597	774	0.51	0.50
Fiscal Year	$70,395	$24,262	$3,883	$2.49	$2.47
Fiscal Year Ended January 30, 2011:
First Quarter	$16,863	$5,794	$725	$0.43	$0.43
Second Quarter	19,410	6,582	1,192	0.72	0.72
Third Quarter	16,598	5,685	834	0.51	0.51
Fourth Quarter	15,126	5,243	587	0.36	0.36
Fiscal Year	$67,997	$23,304	$3,338	$2.03	$2.01
—————
Note: The quarterly data may not sum to fiscal year totals.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Internal Control Over Financial Reporting
A report of the Company’s management on the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) and a report of KPMG LLP, an independent registered public accounting firm, on the effectiveness of the Company’s internal control over financial reporting are incorporated by reference to Item 8, "Financial Statements and Supplementary Data" of this report.
There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended January 29, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item, other than the information regarding the executive officers of the Company set forth below, is incorporated by reference to the sections entitled "Election of Directors," "Board of Directors Information," "General" and "Audit Committee Report" in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders (the "Proxy Statement").
Executive officers of the Company are appointed by, and serve at the pleasure of, the Board of Directors. The current executive officers of the Company are as follows:
FRANCIS S. BLAKE, age 62, has been Chairman and Chief Executive Officer since January 2007. From March 2002 through January 2007, he served as the Company’s Executive Vice President – Business Development and Corporate Operations.
MATTHEW A. CAREY, age 47, has been Executive Vice President and Chief Information Officer since September 2008. From January 2006 through August 2008, he served as Senior Vice President and Chief Technology Officer at eBay. Mr. Carey was previously with Wal-Mart from June 1985 to December 2005. His final position with Wal-Mart was Senior Vice President and Chief Technology Officer. Mr. Carey serves as a director of Geeknet.com, a technology-oriented online media company.
TIMOTHY M. CROW, age 56, has been Executive Vice President – Human Resources since February 2007. From March 2005 through February 2007, he served as Senior Vice President – Human Resources, Organization, Talent and Performance Systems and he served as Vice President – Human Resources, Performance Systems from May 2002 through March 2005. Mr. Crow previously served as Senior Vice President – Human Resources of K-Mart Corporation, a mass merchandising company, from May 1999 through May 2002.
MARVIN R. ELLISON, age 47, has been Executive Vice President – U.S. Stores since August 2008. From January 2006 through August 2008, he served as President – Northern Division. From August 2005 through January 2006, he served as Senior Vice President – Logistics and from October 2004 through August 2005 he served as Vice President – Logistics. From June 2002 through October 2004, he served as Vice President – Loss Prevention. From 1987 until June 2002, Mr. Ellison held various management and executive level positions with Target Corporation, a general merchandise retailer. His final position with Target was Director, Assets Protection. Mr. Ellison serves as a director of H&R Block, Inc., a tax preparation company.
CRAIG A. MENEAR, age 54, has been Executive Vice President – Merchandising since April 2007. From August 2003 through April 2007, he served as Senior Vice President – Merchandising. From 1997 through August 2003, Mr. Menear served in various management and vice president level positions in the Company’s Merchandising department, including Merchandising Vice President of Hardware, Merchandising Vice President of the Southwest Division, and Divisional Merchandise Manager of the Southwest Division.
CAROL B. TOMÉ, age 55, has been Chief Financial Officer since May 2001 and Executive Vice President – Corporate Services since January 2007. Prior thereto, Ms. Tomé served as Senior Vice President – Finance and Accounting/Treasurer from February 2000 through May 2001 and as Vice President and Treasurer from 1995 through February 2000. From 1992 until 1995, when she joined the Company, Ms. Tomé was Vice President and Treasurer of Riverwood International Corporation, a provider of paperboard packaging. Ms. Tomé serves as a director of United Parcel Service, Inc., a package delivery company, and as chairman of the board of directors of the Federal Reserve Bank of Atlanta.

TERESA WYNN ROSEBOROUGH, age 53, has been Executive Vice President, General Counsel and Corporate Secretary since November 2011. From April 2006 through November 2011, Ms. Roseborough served in several legal positions with MetLife, Inc., a provider of insurance and other financial services, including Senior Chief Counsel – Compliance & Litigation and most recently as Deputy General Counsel. Prior to joining MetLife, Ms. Roseborough was a partner with the law firm Sutherland Asbill & Brennan LLP from February 1996 through March 2006 and a Deputy Assistant Attorney General in the Office of Legal Counsel of the United States Department of Justice from January 1994 through February 1996.

Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the sections entitled "Executive Compensation," "Leadership Development and Compensation Committee Report" and "Director Compensation" in the Company’s Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the sections entitled "Beneficial Ownership of Common Stock" and "Executive Compensation – Equity Compensation Plan Information" in the Company’s Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the sections entitled "Board of Directors Information" and "General" in the Company’s Proxy Statement.

Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to the section entitled "Independent Registered Public Accounting Firm’s Fees" in the Company’s Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.
(a)(1)  Financial Statements
The following financial statements are set forth in Item 8 hereof:

—	Management’s Responsibility for Financial Statements and Management’s Report on Internal Control Over Financial Reporting; and

—	Reports of Independent Registered Public Accounting Firm.

—	Consolidated Statements of Earnings for the fiscal years ended January 29, 2012, January 30, 2011 and January 31, 2010;

—	Consolidated Balance Sheets as of January 29, 2012 and January 30, 2011;

—	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the fiscal years ended January 29, 2012, January 30, 2011 and January 31, 2010;

—	Consolidated Statements of Cash Flows for the fiscal years ended January 29, 2012, January 30, 2011 and January 31, 2010;

—	Notes to Consolidated Financial Statements;

(2) Financial Statement Schedules
All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(b) Exhibits
Exhibits marked with an asterisk (*) are incorporated by reference to exhibits previously filed with the SEC, as indicated by the references in brackets. All other exhibits are filed or furnished herewith. Our Current, Quarterly and Annual Reports are filed with the SEC under File No. 1-8207. Our Registration Statements have the file numbers noted wherever such statements are identified in the following list of exhibits. The Company will furnish a copy of any exhibit to shareholders without charge upon written request to Investor Relations, The Home Depot, Inc., 2455 Paces Ferry Road, Atlanta, Georgia 30339, via the Internet at http://ir.homedepot.com, or by calling Investor Relations at (770) 384-4388.

*3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q for the fiscal quarter ended July 31, 2011, Exhibit 3.1]

*3.2	By-Laws of The Home Depot, Inc. (Amended and Restated Effective June 2, 2011) [Form 8-K filed on June 7, 2011, Exhibit 3.1]

*4.1	Indenture, dated as of May 4, 2005, between The Home Depot, Inc. and The Bank of New York Trust Company, N.A., as Trustee. [Form S-3 (File No. 333-124699) filed May 6, 2005, Exhibit 4.1]

*4.2	Form of 5.40% Senior Note due March 1, 2016. [Form 8-K filed March 23, 2006, Exhibit 4.2]

*4.3	Form of 5.250% Senior Note due December 16, 2013. [Form 8-K filed December 19, 2006, Exhibit 4.2]

*4.4	Form of 5.875% Senior Note due December 16, 2036. [Form 8-K filed December 19, 2006, Exhibit 4.3]

*4.5	Form of 3.95% Senior Note due September 15, 2020. [Form 8-K filed September 10, 2010, Exhibit 4.1]

*4.6	Form of 5.40% Senior Note due September 15, 2040. [Form 8-K filed September 10, 2010, Exhibit 4.2]

*4.7	Form of 4.40% Senior Note due April 1, 2021. [Form 8-K filed March 31, 2011, Exhibit 4.1]

*4.8	Form of 5.95% Senior Note due April 1, 2041. [Form 8-K filed March 31, 2011, Exhibit 4.2]

*10.1†	The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan. [Form 10-Q for the fiscal quarter ended August 4, 2002, Exhibit 10.1]

*10.2†	Form of Executive Employment Death Benefit Agreement. [Form 10-K for the fiscal year ended January 30, 2011, Exhibit 10.2]

*10.3†	The Home Depot Deferred Compensation Plan for Officers (As Amended and Restated Effective January 1, 2008). [Form 8-K filed on August 20, 2007, Exhibit 10.1]

*10.4†	Amendment No. 1 to The Home Depot Deferred Compensation Plan for Officers (As Amended and Restated Effective January 1, 2008). [Form 10-K for the fiscal year ended January 31, 2010, Exhibit 10.4]

*10.5†	The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on May 27, 2005, Exhibit 10.8]

*10.6†
Amendment No. 1 to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan and The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan. [Form 10-K for the fiscal year ended January 31, 2010, Exhibit 10.6]

*10.7†	The Home Depot FutureBuilder Restoration Plan. [Form 8-K filed on August 20, 2007, Exhibit 10.2]

*10.8†	The Home Depot, Inc. Non-Employee Directors’ Deferred Stock Compensation Plan. [Form 8-K filed on August 20, 2007, Exhibit 10.3]

*10.9†	The Home Depot, Inc. Management Incentive Plan (Effective February 2, 2008). [Form 8-K filed on May 28, 2008, Exhibit 10.1]

*10.10†	The Home Depot, Inc. Amended and Restated Employee Stock Purchase Plan, as amended and restated effective July 1, 2008. [Form S-8 filed June 23, 2008, Exhibit 10.1 (File No. 333-151849)]

*10.11†	Form of Executive Officer Restricted Stock Award Pursuant to The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan. [Form 10-Q for the fiscal quarter ended October 31, 2004, Exhibit 10.1]

*10.12†	Form of Restricted Stock Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 3, 2008, Exhibit 10.2]

*10.13†	Form of U.S. Restricted Stock Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 13, 2009, Exhibit 10.1]

*10.14†	Form of Nonqualified Stock Option Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 27, 2007, Exhibit 10.6]

*10.15†	Form of Executive Officer Nonqualified Stock Option Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 13, 2009, Exhibit 10.4]

*10.16†	Form of Outside Director Nonqualified Stock Option Award Pursuant to The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan. [Form 10-Q for the fiscal quarter ended October 31, 2004, Exhibit 10.3]

*10.17†	Form of Nonqualified Stock Option (Non-Employee Directors) Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 27, 2007, Exhibit 10.5]

*10.18†	Form of Non-Employee Director Nonqualified Stock Option Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 13, 2009, Exhibit 10.5]

*10.19†	Form of Deferred Share Award (Non-Employee Director) Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 27, 2007, Exhibit 10.2]

*10.20†	Form of Performance Vested Option Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 27, 2007, Exhibit 10.9]

*10.21†	Non-Qualified Stock Option and Deferred Stock Unit Plan and Agreement dated as of December 4, 2000. [Form 10-K for the fiscal year ended January 28, 2001, Exhibit 10.20]

*10.22†	Form of Performance Share Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 27, 2007, Exhibit 10.7]

*10.23†	Form of LTIP Performance Unit Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 27, 2007, Exhibit 10.10]

*10.24†	Form of Performance Share Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 13, 2009, Exhibit 10.6]

*10.25†	Form of Equity Award Terms and Conditions Agreement Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 2, 2011, Exhibit 10.1]

*10.26†	Separation Agreement Between the Company and Robert Nardelli effective as of January 2, 2007. [Form 10-K for the fiscal year ended January 28, 2007, Exhibit 10.37]

*10.27†	Deferred Payment Trust dated as of January 12, 2007. [Form 10-K for the fiscal year ended January 28, 2007, Exhibit 10.38]

*10.28†	Employment Arrangement between Francis S. Blake and The Home Depot, Inc., dated January 23, 2007. [Form 8-K/A filed on January 24, 2007, Exhibit 10.1]

*10.29†	Employment Arrangement between Carol B. Tomé and The Home Depot, Inc., dated January 22, 2007. [Form 8- K/A filed on January 24, 2007, Exhibit 10.2]

*10.30†	Employment Arrangement between Craig A. Menear and The Home Depot, Inc., dated April 25, 2007. [Form 10-K for the fiscal year ended February 3, 2008, Exhibit 10.47]

*10.31†	Employment Arrangement between Marvin R. Ellison and The Home Depot, Inc., dated August 27, 2008. [Form 10-K for the fiscal year ended January 31, 2010, Exhibit 10.35]

*10.32†	Employment Arrangement between Matthew A. Carey and The Home Depot, Inc., dated August 22, 2008, as amended on September 3, 2008. [Form 10-K for the fiscal year ended January 30, 2011, Exhibit 10.36]

*10.33
Purchase and Sale Agreement, dated as of June 19, 2007, by and between The Home Depot, Inc., THD Holdings, LLC, Home Depot International, Inc., Homer TLC, Inc. and Pro Acquisition Corporation. [Form 8-K filed on June 20, 2007, Exhibit 2.1]

*10.34
Letter agreement, dated August 14, 2007, by and between The Home Depot, Inc., THD Holdings, LLC, Home Depot International, Inc., Homer TLC, Inc. and Pro Acquisition Corporation. [Form 8-K filed on August 15, 2007, Exhibit 2.1]

*10.35
Amendment, dated August 27, 2007, by and between The Home Depot, Inc., THD Holdings, LLC, Home Depot International, Inc., Homer TLC, Inc. and Pro Acquisition Corporation. [Form 10-Q for the fiscal quarter ended July 29, 2007, Exhibit 2.3]

*10.36
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

*10.37
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

12	Statement of Computation of Ratio of Earnings to Fixed Charges.

*21	List of Subsidiaries of the Company. [Form 10-K for the fiscal year ended January 31, 2010, Exhibit 21]

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Annual Report on Form 10-K for the fiscal year ended January 29, 2012, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income; and (v) the Notes to the Consolidated Financial Statements.

—————

†	Management contract or compensatory plan or arrangement.

**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of the SEC's Regulation S-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HOME DEPOT, INC. (Registrant)

By:	/s/ FRANCIS S. BLAKE
(Francis S. Blake, Chairman and Chief Executive Officer)

Date:	March 21, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANCIS S. BLAKE	Chairman and Chief Executive Officer (Principal Executive Officer)	March 21, 2012
(Francis S. Blake)

/s/ CAROL B. TOMÉ	Chief Financial Officer and Executive Vice President – Corporate Services (Principal Financial Officer and Principal Accounting Officer)	March 21, 2012
(Carol B. Tomé)

/s/ F. DUANE ACKERMAN	Director	March 21, 2012
(F. Duane Ackerman)

/s/ ARI BOUSBIB	Director	March 21, 2012
(Ari Bousbib)

/s/ GREGORY D. BRENNEMAN	Director	March 21, 2012
(Gregory D. Brenneman)

/s/ J. FRANK BROWN	Director	March 21, 2012
(J. Frank Brown)

/s/ ALBERT P. CAREY	Director	March 21, 2012
(Albert P. Carey)

/s/ ARMANDO CODINA	Director	March 21, 2012
(Armando Codina)

/s/ BONNIE G. HILL	Director	March 21, 2012
(Bonnie G. Hill)

/s/ KAREN L. KATEN	Director	March 21, 2012
(Karen L. Katen)

/s/ RONALD L. SARGENT	Director	March 21, 2012
(Ronald L. Sargent)

Five-Year Summary of Financial and Operating Results
The Home Depot, Inc. and Subsidiaries

amounts in millions, except where noted	2011	2010	2009	2008	2007(1)
STATEMENT OF EARNINGS DATA(2)
Net sales	$70,395	$67,997	$66,176	$71,288	$77,349
Net sales increase (decrease) (%)	3.5	2.8	(7.2)	(7.8)	(2.1)
Earnings before provision for income taxes	6,068	5,273	3,982	3,590	6,620
Net earnings	3,883	3,338	2,620	2,312	4,210
Net earnings increase (decrease) (%)	16.3	27.4	13.3	(45.1)	(20.1)
Diluted earnings per share ($)	2.47	2.01	1.55	1.37	2.27
Diluted earnings per share increase (decrease) (%)	22.9	29.7	13.1	(39.6)	(11.0)
Diluted weighted average number of common shares	1,570	1,658	1,692	1,686	1,856
Gross margin – % of sales	34.5	34.3	33.9	33.7	33.6
Total operating expenses – % of sales	25.0	25.7	26.6	27.5	24.3
Interest and other, net – % of sales	0.8	0.8	1.2	1.1	0.8
Earnings before provision for income taxes – % of sales	8.6	7.8	6.0	5.0	8.6
Net earnings – % of sales	5.5	4.9	4.0	3.2	5.4
BALANCE SHEET DATA AND FINANCIAL RATIOS(2)
Total assets	$40,518	$40,125	$40,877	$41,164	$44,324
Working capital	5,144	3,357	3,537	2,209	1,968
Merchandise inventories	10,325	10,625	10,188	10,673	11,731
Net property and equipment	24,448	25,060	25,550	26,234	27,476
Long-term debt	10,758	8,707	8,662	9,667	11,383
Stockholders’ equity	17,898	18,889	19,393	17,777	17,714
Book value per share ($)	11.64	11.64	11.42	10.48	10.48
Long-term debt-to-equity (%)	60.1	46.1	44.7	54.4	64.3
Total debt-to-equity (%)	60.3	51.6	49.9	64.3	75.8
Current ratio	1.55:1	1.33:1	1.34:1	1.20:1	1.15:1
Inventory turnover	4.3x	4.1x	4.1x	4.0x	4.2x
Return on invested capital (%)	14.9	12.8	10.7	9.5	13.9
STATEMENT OF CASH FLOWS DATA
Depreciation and amortization	$1,682	$1,718	$1,806	$1,902	$1,906
Capital expenditures	1,221	1,096	966	1,847	3,558
Cash dividends per share ($)	1.040	0.945	0.900	0.900	0.900
STORE DATA
Number of stores	2,252	2,248	2,244	2,274	2,234
Square footage at fiscal year-end (in thousands)	235	235	235	238	235
Increase (decrease) in square footage (%)	—	—	(1.3)	1.3	4.9
Average square footage per store (in thousands)	104	105	105	105	105
STORE SALES AND OTHER DATA
Comparable store sales increase (decrease) (%)(3)	3.4	2.9	(6.6)	(8.7)	(6.7)
Weighted average weekly sales per operating store (in thousands)	$601	$581	$563	$601	$658
Weighted average sales per square foot ($)	299	289	279	298	332
Number of customer transactions	1,318	1,306	1,274	1,272	1,336
Average ticket ($)	53.28	51.93	51.76	55.61	57.48
Number of associates at fiscal year-end(2)	331,000	321,000	317,000	322,000	331,000

(1)	Fiscal year 2007 includes 53 weeks; all other fiscal years reported include 52 weeks.

(2)	Continuing Operations only. See Note 3 to the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data."

(3)
Includes Net Sales at locations open greater than 12 months, including relocated and remodeled stores. Stores become comparable on the Monday following their 365th day of operation. Comparable store sales is intended only as supplemental information and is not a substitute for Net Sales or Net Earnings presented in accordance with generally accepted accounting principles.

F-1

INDEX OF ATTACHED EXHIBITS

12	Statement of Computation of Ratio of Earnings to Fixed Charges.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Annual Report on Form 10-K for the fiscal year ended January 29, 2012, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income; and (v) the Notes to the Consolidated Financial Statements.

* Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of the SEC's Regulation S-K.