Form 10-Q
period 2012-04-29
HOME DEPOT INC
filed 2012-05-24
CIK 354950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2012
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
1,530,662,299 shares of common stock, $0.05 par value, as of May 16, 2012

THE HOME DEPOT, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

amounts in millions, except share and per share data	April 29, 2012	January 29, 2012
ASSETS
Current Assets:
Cash and Cash Equivalents	$3,191	$1,987
Receivables, net	1,519	1,245
Merchandise Inventories	11,582	10,325
Other Current Assets	1,060	963
Total Current Assets	17,352	14,520
Property and Equipment, at cost	39,306	38,975
Less Accumulated Depreciation and Amortization	14,935	14,527
Net Property and Equipment	24,371	24,448
Goodwill	1,139	1,120
Other Assets	438	430
Total Assets	$43,300	$40,518
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$7,135	$4,856
Accrued Salaries and Related Expenses	1,263	1,372
Sales Taxes Payable	545	391
Deferred Revenue	1,219	1,147
Income Taxes Payable	450	23
Current Installments of Long-Term Debt	33	30
Other Accrued Expenses	1,454	1,557
Total Current Liabilities	12,099	9,376
Long-Term Debt, excluding current installments	10,792	10,758
Other Long-Term Liabilities	2,112	2,146
Deferred Income Taxes	322	340
Total Liabilities	25,325	22,620
STOCKHOLDERS’ EQUITY
Common Stock, par value $0.05; authorized: 10 billion shares; issued: 1.745 billion shares at April 29, 2012 and 1.733 billion shares at January 29, 2012; outstanding: 1.530 billion shares at April 29, 2012 and 1.537 billion shares at January 29, 2012	87	87
Paid-In Capital	7,221	6,966
Retained Earnings	17,837	17,246
Accumulated Other Comprehensive Income	453	293
Treasury Stock, at cost, 215 million shares at April 29, 2012 and 196 million shares at January 29, 2012	(7,623)	(6,694)
Total Stockholders’ Equity	17,975	17,898
Total Liabilities and Stockholders’ Equity	$43,300	$40,518
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended
amounts in millions, except per share data	April 29, 2012	May 1, 2011
NET SALES	$17,808	$16,823
Cost of Sales	11,625	10,995
GROSS PROFIT	6,183	5,828
Operating Expenses:
Selling, General and Administrative	4,086	4,009
Depreciation and Amortization	383	397
Total Operating Expenses	4,469	4,406
OPERATING INCOME	1,714	1,422
Interest and Other (Income) Expense:
Interest and Investment Income	(5)	(2)
Interest Expense	156	141
Other	(67)	—
Interest and Other, net	84	139
EARNINGS BEFORE PROVISION FOR INCOME TAXES	1,630	1,283
Provision for Income Taxes	595	471
NET EARNINGS	$1,035	$812

Weighted Average Common Shares	1,522	1,599
BASIC EARNINGS PER SHARE	$0.68	$0.51
Diluted Weighted Average Common Shares	1,531	1,611
DILUTED EARNINGS PER SHARE	$0.68	$0.50
Dividends Declared Per Share	$0.29	$0.25
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
amounts in millions	April 29, 2012	May 1, 2011
Net Earnings	$1,035	$812
Other Comprehensive Income:
Foreign Currency Translation Adjustments	159	186
Cash Flow Hedges, net of tax	1	(3)
Other	—	(15)
Total Other Comprehensive Income	160	168
Comprehensive Income	$1,195	$980
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
amounts in millions	April 29, 2012	May 1, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$1,035	$812
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	410	424
Stock-Based Compensation Expense	58	60
Changes in Assets and Liabilities:
Receivables, net	(254)	(360)
Merchandise Inventories	(1,204)	(990)
Other Current Assets	(75)	(23)
Accounts Payable and Accrued Expenses	2,097	1,755
Deferred Revenue	69	65
Income Taxes Payable	462	399
Deferred Income Taxes	(15)	8
Other	(93)	(52)
Net Cash Provided by Operating Activities	2,490	2,098
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(228)	(199)
Proceeds from Sales of Property and Equipment	7	15
Net Cash Used in Investing Activities	(221)	(184)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Long-Term Borrowings, net of discount	—	1,994
Repayments of Long-Term Debt	(7)	(1,007)
Repurchases of Common Stock	(1,131)	(1,301)
Proceeds from Sales of Common Stock	412	34
Cash Dividends Paid to Stockholders	(444)	(403)
Other Financing Activities	87	19
Net Cash Used in Financing Activities	(1,083)	(664)
Change in Cash and Cash Equivalents	1,186	1,250
Effect of Exchange Rate Changes on Cash and Cash Equivalents	18	11
Cash and Cash Equivalents at Beginning of Period	1,987	545
Cash and Cash Equivalents at End of Period	$3,191	$1,806
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 29, 2012, as filed with the Securities and Exchange Commission.
Business
The Home Depot, Inc. and its subsidiaries (the “Company”) operate The Home Depot stores, which are full-service, warehouse-style stores averaging approximately 105,000 square feet of enclosed space, with approximately 24,000 additional square feet of outside garden area. The stores stock approximately 30,000 to 40,000 different kinds of building materials, home improvement supplies and lawn and garden products that are sold to do-it-yourself customers, do-it-for-me customers and professional customers. The Company also offers over 500,000 products through its The Home Depot and Home Decorators Collection websites.
Valuation Reserves
As of April 29, 2012 and January 29, 2012, the valuation allowances for Merchandise Inventories and uncollectible Receivables were not material.

2.	ACCELERATED SHARE REPURCHASE
In March 2012, the Company entered into an Accelerated Share Repurchase ("ASR") agreement with a third-party financial institution to repurchase $1.0 billion of the Company’s common stock. Under the agreement, the Company paid $1.0 billion to the financial institution, using cash on hand, and received an initial delivery of approximately 17 million shares in the first quarter of fiscal 2012. The fair market value of the 17 million shares on the date of purchase was $829 million and was included in Treasury Stock in the accompanying Consolidated Balance Sheets as of April 29, 2012. The remaining $171 million was included in Paid-In Capital in the accompanying Consolidated Balance Sheets as of April 29, 2012.
The transaction was completed in the second quarter of fiscal 2012, with the Company receiving approximately 3 million additional shares, at which time the $171 million initially included in Paid-In Capital was reclassified to Treasury Stock. The final number of shares delivered upon settlement of the agreement was determined with reference to the average price of the Company’s common stock over the term of the ASR agreement.

3.	DEBT GUARANTEE
In connection with the sale of HD Supply, Inc. (“HD Supply”) on August 30, 2007, the Company guaranteed a $1.0 billion senior secured amortizing term loan of HD Supply. In April 2012, the term loan guarantee was terminated. As a result, the Company reversed its $67 million liability related to the guarantee, resulting in a $67 million pretax benefit to Interest and Other, net, for the first quarter of fiscal 2012.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The assets and liabilities of the Company that are measured at fair value on a recurring basis as of April 29, 2012 and January 29, 2012 were as follows (amounts in millions):

	Fair Value at April 29, 2012 Using			Fair Value at January 29, 2012 Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative agreements - assets	$—	$91	$—	$—	$91	$—
Derivative agreements - liabilities	—	(35)	—	—	(27)	—
Total	$—	$56	$—	$—	$64	$—
The Company uses derivative financial instruments from time to time in the management of its interest rate exposure on long-term debt and its exposure on foreign currency fluctuations. The fair value of the Company’s derivative financial instruments was measured using level 2 inputs.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The assets and liabilities of the Company that were measured at fair value on a nonrecurring basis during the three months ended April 29, 2012 and May 1, 2011 were as follows (amounts in millions):

Fair Value Measured During
	the Three Months Ended	Gains
	April 29, 2012 - Level 3	(Losses)
Lease obligation costs, net	$(138)	$—
Total for the first three months of fiscal 2012		$—

	Fair Value Measured During
	the Three Months Ended	Gains
	May 1, 2011 - Level 3	(Losses)
Lease obligation costs, net	$(148)	$3
Total for the first three months of fiscal 2011		$3
Lease obligation costs were related to certain store closings and the exit of certain businesses in fiscal 2009 and 2008. These charges were measured on a nonrecurring basis using fair value measurements with unobservable inputs (level 3).
Long-lived assets were analyzed for impairment on a nonrecurring basis using fair value measurements with unobservable inputs (level 3). Impairment charges related to long-lived assets in the first three months of fiscal 2012 and 2011 were not material.
The aggregate fair value of the Company’s Senior Notes, based on quoted market prices, was $12.1 billion at both April 29, 2012 and January 29, 2012, compared to a carrying value of $10.3 billion at both April 29, 2012 and January 29, 2012.

THE HOME DEPOT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES
The reconciliation of basic to diluted weighted average common shares for the three months ended April 29, 2012 and May 1, 2011 was as follows (amounts in millions):

	Three Months Ended
	April 29, 2012	May 1, 2011
Weighted average common shares	1,522	1,599
Effect of potentially dilutive securities:
Stock plans	9	12
Diluted weighted average common shares	1,531	1,611
Stock plans consist of shares granted under the Company’s employee stock plans. Options to purchase 2 million and 21 million shares of common stock for the three months ended April 29, 2012 and May 1, 2011, respectively, were excluded from the computation of Diluted Earnings per Share because their effect would have been anti-dilutive.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
The Home Depot, Inc.:
We have reviewed the Consolidated Balance Sheet of The Home Depot, Inc. and subsidiaries as of April 29, 2012, and the related Consolidated Statements of Earnings, Comprehensive Income, and Cash Flows for the three-month periods ended April 29, 2012 and May 1, 2011. These Consolidated Financial Statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheet of The Home Depot, Inc. and subsidiaries as of January 29, 2012, and the related Consolidated Statements of Earnings, Stockholders’ Equity and Comprehensive Income, and Cash Flows for the year then ended (not presented herein); and in our report dated March 22, 2012, we expressed an unqualified opinion on those Consolidated Financial Statements. In our opinion, the information set forth in the accompanying Consolidated Balance Sheet as of January 29, 2012, is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.
/s/ KPMG LLP
Atlanta, Georgia
May 24, 2012

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
Forward-looking statements are based on currently available information and our current assumptions, expectations and projections about future events. You should not rely on our forward-looking statements. These statements are not guarantees of future performance and are subject to future events, risks and uncertainties – many of which are beyond our control or are currently unknown to us – as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. These risks and uncertainties include, but are not limited to, those described in Item 1A, “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended January 29, 2012 as filed with the Securities and Exchange Commission (“SEC”) on March 22, 2012 (“Form 10-K”) and in Item 1A of Part II and elsewhere in this report. You should read such information in conjunction with our Consolidated Financial Statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. There also may be other factors that we cannot anticipate or that are not described in this report, generally because we do not currently perceive them to be material. Such factors could cause results to differ materially from our expectations.
Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements other than as required by law. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the SEC.
EXECUTIVE SUMMARY AND SELECTED CONSOLIDATED STATEMENTS OF EARNINGS DATA
For the first quarter of fiscal 2012, we reported Net Earnings of $1.0 billion and Diluted Earnings per Share of $0.68 compared to Net Earnings of $812 million and Diluted Earnings per Share of $0.50 for the first quarter of fiscal 2011. The results for the first quarter of fiscal 2012 included a $67 million pretax benefit related to the termination of our guarantee of a senior secured loan of HD Supply, Inc. ("HD Supply Guarantee"). Excluding this benefit, Net Earnings were $992 million and Diluted Earnings per Share were $0.65 for the first quarter of fiscal 2012.
Net Sales increased 5.9% to $17.8 billion for the first quarter of fiscal 2012 from $16.8 billion for the first quarter of fiscal 2011. Our comparable store sales increased 5.8% in the first quarter of fiscal 2012, driven by a 3.8% increase in our comparable store customer transactions and an increase in our comparable store average ticket. Comparable store sales for our U.S. stores increased 6.1% in the first quarter of fiscal 2012.
In the first quarter of fiscal 2012, we continued to focus on the following four key initiatives:
Customer Service – Our focus on customer service is anchored on the principles of putting customers first, taking care of our associates and simplifying the business. In the first quarter of fiscal 2012, we began the roll out of our "First Phone Junior" to all of our stores. This version of our First Phone combines the communication features of a phone with the product and inventory lookup features of our First Phone, but without the complex business analytics and product ordering features of the First Phone. This allows us to spread the basic functionality and customer service benefits of the First Phone throughout the store at a lower cost.
Product Authority – Our focus on product authority is facilitated by our merchandising transformation and portfolio strategy, which is aimed at delivering innovation, assortment and value. As part of this effort, we are introducing innovative new products and great values for both our professional and do-it-yourself customers in a variety of departments, including Electrical, Hardware and Décor.
Productivity and Efficiency – Our approach to driving productivity and efficiency is advanced through building best-in-class competitive advantages in information technology and supply chain, as well as building shareholder value through higher returns on invested capital and total value returned to shareholders in the form of dividends and share repurchases. In the first quarter of fiscal 2012, we saw continued benefits from our supply chain investments, which improved our gross profit margin and asset efficiency. Our inventory turnover ratio was 4.3 times at the end of the first quarter of fiscal 2012 compared to 3.9 times at the end of the first quarter of fiscal 2011.
During the first quarter of fiscal 2012, we entered into a $1.0 billion Accelerated Share Repurchase ("ASR") agreement. We received an initial delivery of approximately 17 million shares of our common stock in the first quarter of fiscal 2012 under the ASR agreement and approximately 3 million additional shares upon completion of the ASR agreement in the second quarter of fiscal 2012. Also during the first quarter of fiscal 2012, we repurchased approximately 2 million additional shares of our common stock through the open market.
Interconnected Retail – Our focus on interconnected retail is based on the view that providing a seamless shopping experience across multiple channels will be a critical enabler for future success. Our multiple channel focus is allowing us to greatly expand our assortment of merchandise, and as of the end of the first quarter of fiscal 2012, we have over 500,000 products available online, including our Home Decorators Collection website. We also rolled out a significant upgrade of our website during the first quarter of fiscal 2012, which enhanced the layout, visual appearance and responsiveness of the site.
We opened two new stores in the U.S. during the first quarter of fiscal 2012, for a total store count of 2,254 at the end of the quarter. As of the end of the first quarter of fiscal 2012, a total of 278 of these stores, or 12.3%, were located in Canada, Mexico and China compared to 272 stores, or 12.1%, as of the end of the first quarter of fiscal 2011.
We generated $2.5 billion of cash flow from operations in the first quarter of fiscal 2012. We used a portion of this cash flow to fund $1.1 billion of share repurchases, pay $444 million of dividends and fund $228 million in capital expenditures.
At the end of the first quarter of fiscal 2012, our long-term debt-to-equity ratio increased to 60.0% from 58.9% at the end of the first quarter of fiscal 2011. Our return on invested capital (computed on net operating profit after tax for the trailing twelve months and the average of beginning and ending long-term debt and equity) was 15.4% for the first quarter of fiscal 2012 compared to 13.0% for the first quarter of fiscal 2011.

We believe the selected sales data, the percentage relationship between Net Sales and major categories in the Consolidated Statements of Earnings and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations.

	% of Net Sales
	Three Months Ended
	April 29, 2012	May 1, 2011	% Increase (Decrease) in Dollar Amounts
NET SALES	100.0%	100.0%	5.9%
GROSS PROFIT	34.7	34.6	6.1
Operating Expenses:
Selling, General and Administrative	22.9	23.8	1.9
Depreciation and Amortization	2.2	2.4	(3.5)
Total Operating Expenses	25.1	26.2	1.4

OPERATING INCOME	9.6	8.5	20.5
Interest and Other (Income) Expense:
Interest and Investment Income	—	—	150.0
Interest Expense	0.9	0.8	10.6
Other	(0.4)	—	N/A
Interest and Other, net	0.5	0.8	(39.6)

EARNINGS BEFORE PROVISION FOR INCOME TAXES	9.2	7.6	27.0
Provision for Income Taxes	3.3	2.8	26.3
NET EARNINGS	5.8%	4.8%	27.5%
SELECTED SALES DATA
Number of Customer Transactions (in millions)	328.9	316.5	3.9%
Average Ticket	$54.51	$53.35	2.2%
Weighted Average Weekly Sales Per Operating Store (in thousands)	$612	$578	5.9%
Weighted Average Sales per Square Foot	$304.44	$287.14	6.0%
Comparable Store Sales Increase (Decrease) (%)(1)	5.8%	(0.6)%	N/A
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

N/A – Not Applicable

RESULTS OF OPERATIONS
Net Sales for the first quarter of fiscal 2012 increased 5.9% to $17.8 billion from $16.8 billion for the first quarter of fiscal 2011. The increase in Net Sales for the first quarter of fiscal 2012 reflects the impact of positive comparable store sales. Total comparable store sales increased 5.8% for the first quarter of fiscal 2012 compared to a decrease of 0.6% for the first quarter of fiscal 2011.
The positive comparable store sales for the first quarter of fiscal 2012 reflect a number of factors. Our performance in the first quarter of fiscal 2012 was driven by strength in our core departments as well as unusually warm weather. All of our departments, except for two, posted positive comparable store sales for the first quarter of fiscal 2012. Comparable store sales for our Indoor Garden, Lumber, Outdoor Garden, Electrical, Décor, Paint and Hardware product categories were above the Company average for the first quarter of fiscal 2012. Comparable store sales for our Lighting, Tools, Millwork, Building Materials, Bath and Flooring product categories were positive for the first quarter of fiscal 2012. Comparable store sales for our Plumbing product category were flat and for our Kitchen product category were slightly negative for the first quarter of 2012.
Gross Profit increased 6.1% to $6.2 billion for the first quarter of fiscal 2012 from $5.8 billion for the first quarter of fiscal 2011. Gross Profit as a percent of Net Sales increased 8 basis points to 34.7% for the first quarter of fiscal 2012 compared to 34.6% for the first quarter of fiscal 2011. The increase in gross profit margin in the first quarter of fiscal 2012 was driven primarily by benefits arising from our supply chain transformation in the U.S.
Selling, General and Administrative Expense (“SG&A”) increased 1.9% to $4.1 billion for the first quarter of fiscal 2012 from $4.0 billion for the first quarter of fiscal 2011. As a percent of Net Sales, SG&A was 22.9% for the first quarter of fiscal 2012 compared to 23.8% for the first quarter of fiscal 2011. The decrease in SG&A as a percent of Net Sales for the first quarter of fiscal 2012 reflects expense leverage resulting from the positive comparable store sales environment.
Depreciation and Amortization decreased 3.5% to $383 million for the first quarter of fiscal 2012 from $397 million for the first quarter of fiscal 2011. Depreciation and Amortization as a percent of Net Sales was 2.2% for the first quarter of fiscal 2012 compared to 2.4% for the first quarter of fiscal 2011. The decrease in Depreciation and Amortization as a percent of Net Sales for the first quarter of fiscal 2012 reflects expense leverage in the positive comparable store sales environment and an increase in fully depreciated assets that are still utilized in the business.
Operating Income increased 20.5% to $1.7 billion for the first quarter of fiscal 2012 from $1.4 billion for the first quarter of fiscal 2011. Operating Income as a percent of Net Sales was 9.6% for the first quarter of fiscal 2012 compared to 8.5% for the first quarter of fiscal 2011.
For the first quarter of fiscal 2012, we recognized $84 million of Interest and Other, net, compared to $139 million for the first quarter of fiscal 2011. Interest and Other, net, as a percent of Net Sales was 0.5% for the first quarter of fiscal 2012 compared to 0.8% for the first quarter of fiscal 2011. Interest and Other, net, for the first quarter of fiscal 2012 reflects a $67 million pretax benefit related to the termination of our HD Supply Guarantee. Excluding this benefit, Interest and Other, net, as a percent of Net Sales was 0.8% for the first quarter of fiscal 2012, flat compared to the first quarter of fiscal 2011.
Our combined effective income tax rate was 36.5% for the first quarter of fiscal 2012 compared to 36.7% for the first quarter of fiscal 2011.

Diluted Earnings per Share were $0.68 for the first quarter of fiscal 2012 compared to $0.50 for the first quarter of fiscal 2011, an increase of 36.0%. Excluding the $67 million pretax benefit related to the termination of our HD Supply Guarantee from the first quarter of fiscal 2012 results, Diluted Earnings per Share increased 30.0% to $0.65 for the first quarter of fiscal 2012.

To provide clarity, internally and externally, about our operating performance, we supplement our reporting with non-GAAP financial measures to reflect certain adjustments. The results for the first quarter of fiscal 2012 included a $67 million pretax benefit related to the termination of our HD Supply Guarantee as described more fully in Note 3 to the Consolidated Financial Statements. There were no adjustments for the first quarter of fiscal 2011 for events of unusual nature or frequency. We believe these non-GAAP financial measures better enable management and investors to understand and analyze our performance by providing them with meaningful information relevant to events of unusual nature or frequency that impact the comparability of underlying business results from period to period. However, this supplemental information should not be considered in isolation or as a substitute for the related GAAP measures. The following reconciles the non-GAAP financial measures to the corresponding GAAP measures for the first quarter of fiscal 2012 (amounts in millions, except per share data):

	Three Months Ended April 29, 2012
	As Reported	Adjustment	Non-GAAP Measures	% of Net Sales
Operating Income	$1,714	$—	$1,714	9.6%
Interest and Other, net	84	(67)	151	0.8
Earnings Before Provision for Income Taxes	1,630	67	1,563	8.8
Provision for Income Taxes	595	24	571	3.2
Net Earnings	$1,035	$43	$992	5.6%
Diluted Earnings per Share	$0.68	$0.03	$0.65	N/A

LIQUIDITY AND CAPITAL RESOURCES
Cash flow generated from operations provides us with a significant source of liquidity. During the first quarter of fiscal 2012, Net Cash Provided by Operating Activities was $2.5 billion compared to $2.1 billion for the same period of fiscal 2011. This increase was primarily a result of increased Net Earnings and changes in net working capital items.
Net Cash Used in Investing Activities for the first quarter of fiscal 2012 was $221 million compared to $184 million for the same period of fiscal 2011. This change was primarily due to increased Capital Expenditures.
Net Cash Used in Financing Activities for the first quarter of fiscal 2012 was $1.1 billion compared to $664 million for the same period of fiscal 2011. This change was primarily the result of $1.0 billion in net proceeds from long-term borrowings in the first quarter of fiscal 2011, partially offset by $378 million more in proceeds from sales of common stock due to increased stock option exercises and $170 million less in repurchases of common stock in the first quarter of fiscal 2012 compared to the same period of fiscal 2011.
In March 2012, we entered into an ASR agreement with a third-party financial institution to repurchase $1.0 billion of our common stock. Under the agreement, we paid $1.0 billion to the financial institution, using cash on hand, and received an initial delivery of approximately 17 million shares in the first quarter of fiscal 2012. The transaction was completed in the second quarter of fiscal 2012, at which time we received approximately 3 million additional shares. The final number of shares delivered upon settlement of the agreement was determined with reference to the average price of our common stock over the term of the ASR agreement. Also in the first quarter of fiscal 2012, we repurchased approximately 2 million additional shares of our common stock for $100 million through the open market. As of the end of the first quarter of fiscal 2012, $5.3 billion remained under our share repurchase authorization.
We have commercial paper programs that allow for borrowings up to $2.0 billion. In connection with the programs, we have a back-up credit facility with a consortium of banks for borrowings up to $2.0 billion. As of April 29, 2012, there were no borrowings outstanding under the commercial paper programs or the related credit facility. The credit facility expires in July 2013 and contains various restrictive covenants. As of April 29, 2012, we were in compliance with all of the covenants, and they are not expected to impact our liquidity or capital resources.
As of April 29, 2012, we had $3.2 billion in Cash and Cash Equivalents. We believe that our current cash position, access to the debt capital markets and cash flow generated from operations should be sufficient to enable us to complete our capital expenditure programs and fund dividend payments, share repurchases and any required long-term debt payments through the next several fiscal years. In addition, we have funds available from our commercial paper programs and the ability to obtain alternative sources of financing.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Our exposure to market risks results primarily from fluctuations in interest rates. There have been no material changes to our exposure to market risks from those disclosed in our Form 10-K.

Item 4.	Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended April 29, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
The following information updates, and should be read in conjunction with, Item 3, “Legal Proceedings,” of the Company’s Form 10-K. Except as set forth below, there were no other material changes during the first quarter of fiscal 2012 to our disclosure in Item 3 of our Form 10-K.
As reported on page 12 of our Form 10-K, in the second and third quarters of fiscal 2006, three purported, but uncertified, class actions were filed against the Company, The Home Depot FutureBuilder Administrative Committee and certain of the Company's current and former directors and employees alleging breach of fiduciary duty in violation of the Employee Retirement Income Security Act of 1974 in connection with the Company's return-to-vendor and stock option practices. These actions were joined into one case in 2007, and the joint amended complaint seeks certification as a class action, unspecified damages, costs, attorney's fees and equitable and injunctive relief. On June 7, 2010, the U.S. District Court for the Northern District of Georgia (the "District Court") in Atlanta granted with prejudice Home Depot's motion to dismiss plaintiffs' third amended complaint. On June 28, 2010, plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Eleventh Circuit (the "Circuit Court"), and on May 8, 2012, the Circuit Court affirmed the District Court's order dismissing plaintiffs' third amended complaint with prejudice. The plaintiffs may choose to appeal the Circuit Court's decision either by asking for reconsideration or by applying to the Supreme Court of the United States for review. Although the Company cannot predict the outcome of this matter, it does not expect the outcome to have a material adverse effect on its consolidated financial condition or results of operations.

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

(a)
During the first quarter of fiscal 2012, the Company issued 480 deferred stock units under The Home Depot, Inc. NonEmployee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The deferred stock units were credited to the accounts of such nonemployee directors during the first quarter of fiscal 2012 who elected to receive board retainers in the form of deferred stock units instead of cash. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.

(b)
During the first quarter of fiscal 2012, the Company credited 34,730 deferred stock units to participant accounts under The Home Depot FutureBuilder Restoration Plan pursuant to an exemption from the registration requirements of the Securities Act of 1933 for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following the termination of services as described in this plan.

(c)
Since the inception of the Company’s share repurchase program in fiscal 2002 through the end of the first quarter of fiscal 2012, the Company has repurchased shares of its common stock having a value of approximately $34.7 billion. The number and average price of shares purchased in each fiscal month of the first quarter of fiscal 2012 are set forth in the table below:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
January 30, 2012 – February 26, 2012	340,899	$46.92	200,100	$6,400,631,164
February 27, 2012 – March 25, 2012(3)	20,717,013	$48.11	19,158,695	$5,310,014,858
March 26, 2012 – April 29, 2012	100,102	$49.65	—	$5,310,014,858

(1)
These amounts include repurchases pursuant to the Company’s 1997 and 2005 Omnibus Stock Incentive Plans (the “Plans”). Under the Plans, participants may surrender shares as payment of applicable tax withholding on the vesting of restricted stock and deferred share awards. Participants in the Plans may also exercise stock options by surrendering shares of common stock that the participants already own as payment of the exercise price. Shares so surrendered by participants in the Plans are repurchased pursuant to the terms of the Plans and applicable award agreement and not pursuant to publicly announced share repurchase programs.

(2)
The Company’s common stock repurchase program was initially announced on July 15, 2002. As of the end of the first quarter of fiscal 2012, the Board had approved purchases up to $40.0 billion. The program does not have a prescribed expiration date.

(3)
In the first quarter of fiscal 2012, the Company paid $1.0 billion under an ASR agreement and received an initial delivery of approximately 17 million shares. The Average Price Paid Per Share was calculated using the fair market value of the shares on the date the initial shares were delivered. See note 2 to the Consolidated Financial Statements included in this report.

Item 6.	Exhibits
Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the references in brackets. All other exhibits are filed or furnished herewith.

*3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q filed on September 1, 2011, Exhibit 3.1]

*3.2	By-Laws of The Home Depot, Inc. (Amended and Restated Effective June 2, 2011). [Form 8-K filed on June 7, 2011, Exhibit 3.1]

10.1†	The Home Depot, Inc. Amended and Restated Employee Stock Purchase Plan, as amended and restated effective July 1, 2012

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter of KPMG LLP, Acknowledgement of Independent Registered Public Accounting Firm, dated May 24, 2012.

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Chief Financial Officer and Executive Vice President – Corporate Services furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2012, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

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

May 23, 2012
(Date)

INDEX TO EXHIBITS

Exhibit	Description

Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the references in brackets. All other exhibits are filed or furnished herewith.

*3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q filed on September 1, 2011, Exhibit 3.1]

*3.2	By-Laws of The Home Depot, Inc. (Amended and Restated Effective June 2, 2011). [Form 8-K filed on June 7, 2011, Exhibit 3.1]

10.1†	The Home Depot, Inc. Amended and Restated Employee Stock Purchase Plan, as amended and restated effective July 1, 2012

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter of KPMG LLP, Acknowledgement of Independent Registered Public Accounting Firm, dated May 24, 2012.

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Chief Financial Officer and Executive Vice President – Corporate Services furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2012, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

—————

†	Management contract or compensatory plan or arrangement.