Form 10-Q
period 2012-07-29
HOME DEPOT INC
filed 2012-08-22
CIK 354950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2012
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
1,507,441,717 shares of common stock, $0.05 par value, as of August 15, 2012

THE HOME DEPOT, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

amounts in millions, except share and per share data	July 29, 2012	January 29, 2012
ASSETS
Current Assets:
Cash and Cash Equivalents	$2,810	$1,987
Receivables, net	1,505	1,245
Merchandise Inventories	10,910	10,325
Other Current Assets	1,006	963
Total Current Assets	16,231	14,520
Property and Equipment, at cost	39,427	38,975
Less Accumulated Depreciation and Amortization	15,273	14,527
Net Property and Equipment	24,154	24,448
Goodwill	1,157	1,120
Other Assets	441	430
Total Assets	$41,983	$40,518
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$6,137	$4,856
Accrued Salaries and Related Expenses	1,370	1,372
Sales Taxes Payable	572	391
Deferred Revenue	1,256	1,147
Income Taxes Payable	313	23
Current Installments of Long-Term Debt	34	30
Other Accrued Expenses	1,552	1,557
Total Current Liabilities	11,234	9,376
Long-Term Debt, excluding current installments	10,771	10,758
Other Long-Term Liabilities	2,046	2,146
Deferred Income Taxes	298	340
Total Liabilities	24,349	22,620
STOCKHOLDERS’ EQUITY
Common Stock, par value $0.05; authorized: 10 billion shares; issued: 1.749 billion shares at July 29, 2012 and 1.733 billion shares at January 29, 2012; outstanding: 1.507 billion shares at July 29, 2012 and 1.537 billion shares at January 29, 2012	87	87
Paid-In Capital	7,255	6,966
Retained Earnings	18,933	17,246
Accumulated Other Comprehensive Income	315	293
Treasury Stock, at cost, 242 million shares at July 29, 2012 and 196 million shares at January 29, 2012	(8,956)	(6,694)
Total Stockholders’ Equity	17,634	17,898
Total Liabilities and Stockholders’ Equity	$41,983	$40,518
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
amounts in millions, except per share data	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
NET SALES	$20,570	$20,232	$38,378	$37,055
Cost of Sales	13,544	13,356	25,169	24,351
GROSS PROFIT	7,026	6,876	13,209	12,704
Operating Expenses:
Selling, General and Administrative	4,066	4,186	8,152	8,195
Depreciation and Amortization	391	396	774	793
Total Operating Expenses	4,457	4,582	8,926	8,988
OPERATING INCOME	2,569	2,294	4,283	3,716
Interest and Other (Income) Expense:
Interest and Investment Income	(4)	(3)	(9)	(5)
Interest Expense	155	149	311	290
Other	—	—	(67)	—
Interest and Other, net	151	146	235	285
EARNINGS BEFORE PROVISION FOR INCOME TAXES	2,418	2,148	4,048	3,431
Provision for Income Taxes	886	785	1,481	1,256
NET EARNINGS	$1,532	$1,363	$2,567	$2,175

Weighted Average Common Shares	1,501	1,568	1,513	1,585
BASIC EARNINGS PER SHARE	$1.02	$0.87	$1.70	$1.37
Diluted Weighted Average Common Shares	1,512	1,577	1,525	1,595
DILUTED EARNINGS PER SHARE	$1.01	$0.86	$1.68	$1.36
Dividends Declared Per Share	$0.29	$0.25	$0.58	$0.50
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
amounts in millions	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
Net Earnings	$1,532	$1,363	$2,567	$2,175
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	(140)	(12)	19	174
Cash Flow Hedges, net of tax	2	2	3	(1)
Other	—	—	—	(15)
Total Other Comprehensive (Loss) Income	(138)	(10)	22	158
Comprehensive Income	$1,394	$1,353	$2,589	$2,333
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
amounts in millions	July 29, 2012	July 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$2,567	$2,175
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	833	849
Stock-Based Compensation Expense	107	108
Changes in Assets and Liabilities, net of the effects of acquisition:
Receivables, net	(255)	(238)
Merchandise Inventories	(580)	(65)
Other Current Assets	(40)	(40)
Accounts Payable and Accrued Expenses	1,361	1,419
Deferred Revenue	109	(4)
Income Taxes Payable	341	308
Deferred Income Taxes	(22)	4
Other	(160)	(29)
Net Cash Provided by Operating Activities	4,261	4,487
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(551)	(469)
Payments for Business Acquired, net	(45)	—
Proceeds from Sales of Property and Equipment	15	27
Net Cash Used in Investing Activities	(581)	(442)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Long-Term Borrowings, net of discount	—	1,994
Repayments of Long-Term Debt	(16)	(1,014)
Repurchases of Common Stock	(2,630)	(2,251)
Proceeds from Sales of Common Stock	553	83
Cash Dividends Paid to Stockholders	(880)	(798)
Other Financing Activities	122	(54)
Net Cash Used in Financing Activities	(2,851)	(2,040)
Change in Cash and Cash Equivalents	829	2,005
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(6)	1
Cash and Cash Equivalents at Beginning of Period	1,987	545
Cash and Cash Equivalents at End of Period	$2,810	$2,551
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
Business
The Home Depot, Inc. and its subsidiaries (the “Company”) operate The Home Depot stores, which are full-service, warehouse-style stores averaging approximately 105,000 square feet of enclosed space, with approximately 24,000 additional square feet of outside garden area. The stores stock approximately 30,000 to 40,000 different kinds of building materials, home improvement supplies and lawn and garden products that are sold to do-it-yourself customers, do-it-for-me customers and professional customers. The Company also offers close to 600,000 products through its The Home Depot and Home Decorators Collection websites.
Valuation Reserves
As of July 29, 2012 and January 29, 2012, the valuation allowances for Merchandise Inventories and uncollectible Receivables were not material.

2.	ACCELERATED SHARE REPURCHASE
In the first quarter of fiscal 2012, the Company entered into an Accelerated Share Repurchase ("ASR") agreement with a third-party financial institution to repurchase $1.0 billion of the Company’s common stock. Under this agreement, the Company paid $1.0 billion to the financial institution, using cash on hand, and received an initial delivery of approximately 17 million shares in the first quarter of fiscal 2012. The transaction was completed in the second quarter of fiscal 2012, at which time the Company received approximately 3 million additional shares. The $1.0 billion of shares repurchased are included in Treasury Stock in the accompanying Consolidated Balance Sheets as of July 29, 2012. The final number of shares delivered upon settlement of the $1.0 billion ASR agreement was determined with reference to the average price of the Company’s common stock over the term of the agreement.
In the second quarter of fiscal 2012, the Company entered into an ASR agreement with a third-party financial institution to repurchase $1.4 billion of the Company’s common stock. Under this agreement, the Company paid $1.4 billion to the financial institution, using cash on hand, and received an initial delivery of approximately 22 million shares in the second quarter of fiscal 2012. The fair market value of the 22 million shares on the date of purchase was $1.1 billion and was included in Treasury Stock in the accompanying Consolidated Balance Sheets as of July 29, 2012. The remaining $337 million was included in Paid-In Capital in the accompanying Consolidated Balance Sheets as of July 29, 2012. The final number of shares delivered upon settlement of the $1.4 billion ASR agreement will be determined with reference to the average price of the Company’s common stock over the term of the agreement.

3.	DEBT GUARANTEE
In connection with the sale of HD Supply, Inc. (“HD Supply”) on August 30, 2007, the Company guaranteed a $1.0 billion senior secured amortizing term loan of HD Supply. In April 2012, the term loan guarantee was terminated. As a result, the Company reversed its $67 million liability related to the guarantee, resulting in a $67 million pretax benefit to Interest and Other, net, for the first quarter and first six months of fiscal 2012.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The assets and liabilities of the Company that are measured at fair value on a recurring basis as of July 29, 2012 and January 29, 2012 were as follows (amounts in millions):

	Fair Value at July 29, 2012 Using			Fair Value at January 29, 2012 Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative agreements - assets	$—	$81	$—	$—	$91	$—
Derivative agreements - liabilities	—	(18)	—	—	(27)	—
Total	$—	$63	$—	$—	$64	$—
The Company uses derivative financial instruments from time to time in the management of its interest rate exposure on long-term debt and its exposure on foreign currency fluctuations. The fair value of the Company’s derivative financial instruments was measured using level 2 inputs.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The assets and liabilities of the Company that were measured at fair value on a nonrecurring basis during the six months ended July 29, 2012 and July 31, 2011 were as follows (amounts in millions):

	Fair Value Measured During
	the Six Months Ended	Gains
	July 29, 2012 - Level 3	(Losses)
Lease obligation costs, net	$(132)	$1
Total for the first six months of fiscal 2012		$1

	Fair Value Measured During
	the Six Months Ended	Gains
	July 31, 2011 - Level 3	(Losses)
Lease obligation costs, net	$(139)	$7
Total for the first six months of fiscal 2011		$7
Lease obligation costs were related to certain store closings and the exit of certain businesses in fiscal 2009 and 2008. These charges were measured on a nonrecurring basis using fair value measurements with unobservable inputs (level 3).
Long-lived assets were analyzed for impairment on a nonrecurring basis using fair value measurements with unobservable inputs (level 3). Impairment charges related to long-lived assets in the first six months of fiscal 2012 and 2011 were not material.
The aggregate fair value of the Company’s Senior Notes, based on quoted market prices, was $12.7 billion and $12.1 billion at July 29, 2012 and January 29, 2012, respectively, compared to a carrying value of $10.3 billion at both July 29, 2012 and January 29, 2012.

THE HOME DEPOT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES
The reconciliation of basic to diluted weighted average common shares for the three and six months ended July 29, 2012 and July 31, 2011 was as follows (amounts in millions):

	Three Months Ended		Six Months Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
Weighted average common shares	1,501	1,568	1,513	1,585
Effect of potentially dilutive securities:
Stock plans	11	9	12	10
Diluted weighted average common shares	1,512	1,577	1,525	1,595
Stock plans consist of shares granted under the Company’s employee stock plans. Options to purchase 2 million and 30 million shares of common stock for the three months ended July 29, 2012 and July 31, 2011, respectively, and options to purchase 2 million and 26 million shares of common stock for the six months ended July 29, 2012 and July 31, 2011, respectively, were excluded from the computation of Diluted Earnings per Share because their effect would have been anti-dilutive.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
The Home Depot, Inc.:
We have reviewed the Consolidated Balance Sheet of The Home Depot, Inc. and subsidiaries as of July 29, 2012, the related Consolidated Statements of Earnings and Comprehensive Income for the three-month and six-month periods ended July 29, 2012 and July 31, 2011, and the related Consolidated Statements of Cash Flows for the six-month periods ended July 29, 2012 and July 31, 2011. These Consolidated Financial Statements are the responsibility of the Company’s management.
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
August 22, 2012

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
Certain statements contained herein regarding our future performance constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may relate to, among other things, the demand for our products and services, net sales growth, comparable store sales, state of the economy, state of the residential construction, housing and home improvement markets, state of the credit markets, including mortgages, home equity loans and consumer credit, inventory and in-stock positions, commodity price inflation and deflation, implementation of store and supply chain initiatives, continuation of share repurchase programs, net earnings performance, earnings per share, capital allocation and expenditures, liquidity, return on invested capital, management of relationships with our suppliers and vendors, stock-based compensation expense, the effect of accounting charges, the effect of adopting certain accounting standards, the ability to issue debt on terms and at rates acceptable to us, store openings and closures, expense leverage and financial outlook.
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
EXECUTIVE SUMMARY AND SELECTED CONSOLIDATED STATEMENTS OF EARNINGS DATA
For the second quarter of fiscal 2012, we reported Net Earnings of $1.5 billion and Diluted Earnings per Share of $1.01 compared to Net Earnings of $1.4 billion and Diluted Earnings per Share of $0.86 for the second quarter of fiscal 2011. For the first six months of fiscal 2012, we reported Net Earnings of $2.6 billion and Diluted Earnings per Share of $1.68 compared to Net Earnings of $2.2 billion and Diluted Earnings per Share of $1.36 for the first six months for fiscal 2011.
Net Sales increased 1.7% to $20.6 billion for the second quarter of fiscal 2012 from $20.2 billion for the second quarter of fiscal 2011. For the first six months of fiscal 2012, Net Sales increased 3.6% to $38.4 billion from $37.1 billion for the first six months of fiscal 2011. Our comparable store sales increased 2.1% in the second quarter of fiscal 2012, driven by a 1.8% increase in our comparable store average ticket and an increase in our comparable store customer transactions. Comparable store sales for our U.S. stores increased 2.6% in the second quarter of fiscal 2012.
In the first six months of fiscal 2012, we continued to focus on the following four key initiatives:
Customer Service – Our focus on customer service is anchored on the principles of creating an emotional connection with customers, putting customers first and simplifying the business. In August 2012, we opened a new call center in Utah to support our interconnected business, and we plan to open another call center in Georgia in the third quarter of fiscal 2012. We have also begun the development of two new distribution centers to support direct-to-customer fulfillment and we expect these to commence operations in 2014.
Product Authority – Our focus on product authority is facilitated by our merchandising transformation and portfolio strategy, which is aimed at delivering innovation, assortment and value. As part of this effort, we are introducing innovative new products and great values for both our professional and do-it-yourself customers in a variety of departments, including the second generation of Ecosmart LED bulbs and LED fixtures in Lighting, Husky products in Tools, Delta toilets in Bath and new brands in appliances.
Disciplined Capital Allocation, Productivity and Efficiency – Our approach to driving productivity and efficiency is advanced through continuous operational improvement, incremental supply chain benefits and shareholder value built through higher returns on invested capital and total value returned to shareholders in the form of dividends and share repurchases. In the second quarter of fiscal 2012, we saw continued benefits from our supply chain investments, which improved our gross profit margin and asset efficiency. Our inventory turnover ratio was 4.7 times at the end of the second quarter of fiscal 2012 compared to 4.4 times at the end of the second quarter of fiscal 2011.
During the second quarter of fiscal 2012, we settled a $1.0 billion Accelerated Share Repurchase (“ASR”) agreement that was entered into in the first quarter of fiscal 2012. We received a total of approximately 20 million shares under the $1.0 billion ASR agreement in the first six months of fiscal 2012, including approximately 3 million shares received upon settlement of the agreement in the second quarter of fiscal 2012. Also during the second quarter of fiscal 2012, we entered into a $1.4 billion ASR agreement. We received an initial delivery of approximately 22 million shares of our common stock in the second quarter of fiscal 2012 under the $1.4 billion ASR agreement. We repurchased approximately 4 million additional shares of our common stock through the open market during the first six months of fiscal 2012.
Interconnected Retail – Our focus on interconnected retail is based on building a competitive platform across all commerce channels. During the second quarter of fiscal 2012, we relaunched our mobile website for homedepot.com. Our upgraded mobile site provides significant new functionality, including the ability to buy online and pick-up in store. We are also preparing for the launch of our buy online and ship to store program this year, which will significantly expand the range of options available to our customers.
In August 2012 we entered into a definitive merger agreement to acquire U.S. Home Systems, Inc. ("USHS") for $12.50 per share in cash. USHS is an exclusive provider of kitchen and bath refacing products and services as well as closet and garage organizational systems to The Home Depot. The acquisition is expected to close by the end of the year and is subject to approval by USHS stockholders, applicable regulatory approval and customary closing conditions.
We opened one new store in Mexico during the second quarter of fiscal 2012, for a total store count of 2,255 at the end of the quarter. As of the end of the second quarter of fiscal 2012, a total of 279 of these stores, or 12.4%, were located in Canada, Mexico and China compared to 273 stores, or 12.2%, as of the end of the second quarter of fiscal 2011.
We generated $4.3 billion of cash flow from operations in the first six months of fiscal 2012. We used a portion of this cash flow to fund $2.6 billion of share repurchases, pay $880 million of dividends and fund $551 million in capital expenditures.
At the end of the second quarter of fiscal 2012, our long-term debt-to-equity ratio increased to 61.1% from 58.9% at the end of the second quarter of fiscal 2011. Our return on invested capital (computed on net operating profit after tax for the trailing twelve months and the average of beginning and ending long-term debt and equity) was 16.0% for the second quarter of fiscal 2012 compared to 13.5% for the second quarter of fiscal 2011.

We believe the selected sales data, the percentage relationship between Net Sales and major categories in the Consolidated Statements of Earnings and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations.

	% of Net Sales				% Increase (Decrease) in Dollar Amounts
	Three Months Ended		Six Months Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011	Three Months	Six Months
NET SALES	100.0%	100.0%	100.0%	100.0%	1.7%	3.6%
GROSS PROFIT	34.2	34.0	34.4	34.3	2.2	4.0
Operating Expenses:
Selling, General and Administrative	19.8	20.7	21.2	22.1	(2.9)	(0.5)
Depreciation and Amortization	1.9	2.0	2.0	2.1	(1.3)	(2.4)
Total Operating Expenses	21.7	22.6	23.3	24.3	(2.7)	(0.7)

OPERATING INCOME	12.5	11.3	11.2	10.0	12.0	15.3
Interest and Other (Income) Expense:
Interest and Investment Income	—	—	—	—	33.3	80.0
Interest Expense	0.8	0.7	0.8	0.8	4.0	7.2
Other	—	—	(0.2)	—	N/A	N/A
Interest and Other, net	0.7	0.7	0.6	0.8	3.4	(17.5)

EARNINGS BEFORE PROVISION FOR INCOME TAXES	11.8	10.6	10.5	9.3	12.6	18.0
Provision for Income Taxes	4.3	3.9	3.9	3.4	12.9	17.9
NET EARNINGS	7.4%	6.7%	6.7%	5.9%	12.4%	18.0%
SELECTED SALES DATA
Number of Customer Transactions (in millions)	374.9	372.7	703.9	689.2	0.6%	2.1%
Average Ticket	$55.02	$54.04	$54.78	$53.72	1.8%	2.0%
Weighted Average Weekly Sales Per Operating Store (in thousands)	$704	$690	$658	$634	2.0%	3.8%
Weighted Average Sales per Square Foot	$350.20	$342.70	$327.32	$314.89	2.2%	3.9%
Comparable Store Sales Increase (%)(1)	2.1%	4.3%	3.8%	2.0%	N/A	N/A
Note: Certain percentages may not sum to totals due to rounding.
 —————

(1)
Includes Net Sales at locations open greater than 12 months, including relocated and remodeled stores and excluding closed stores. Retail stores become comparable on the Monday following their 365th day of operation. Comparable store sales is intended only as supplemental information and is not a substitute for Net Sales or Net Earnings presented in accordance with generally accepted accounting principles.

N/A – Not Applicable

RESULTS OF OPERATIONS
Net Sales for the second quarter of fiscal 2012 increased 1.7% to $20.6 billion from $20.2 billion for the second quarter of fiscal 2011. For the first six months of fiscal 2012, Net Sales increased 3.6% to $38.4 billion from $37.1 billion for the comparable period of fiscal 2011. The increase in Net Sales for the second quarter and first six months of fiscal 2012 reflects the impact of positive comparable store sales. Total comparable store sales increased 2.1% for the second quarter of fiscal 2012 compared to an increase of 4.3% for the second quarter of fiscal 2011. For the first six months of fiscal 2012, total comparable store sales increased 3.8% compared to an increase of 2.0% for the same period of fiscal 2011.
The positive comparable store sales for the second quarter and first six months of fiscal 2012 reflect a number of factors. The majority of our departments posted positive comparable store sales for the second quarter and first six months of fiscal 2012, and comparable store average ticket increased 1.8% and 2.0% for the second quarter and first six months of fiscal 2012, respectively. Comparable store sales for our Décor, Lumber, Kitchen, Paint, Electrical, Tools, Bath, Flooring and Plumbing product categories were above the Company average for the second quarter of fiscal 2012. Comparable store sales for our Hardware, Lighting and Millwork product categories were positive for the second quarter of fiscal 2012. Comparable store sales for our Garden and Building Materials product categories were negative for the second quarter of 2012 reflecting the impact of weather and tough year-over-year comparisons in roofing due to storm and repair activity that drove sales in the second quarter of fiscal 2011.
Gross Profit increased 2.2% to $7.0 billion for the second quarter of fiscal 2012 from $6.9 billion for the second quarter of fiscal 2011. Gross Profit increased 4.0% to $13.2 billion for the first six months of fiscal 2012 from $12.7 billion for the first six months of fiscal 2011. Gross Profit as a percent of Net Sales increased 17 basis points to 34.2% for the second quarter of fiscal 2012 compared to 34.0% for the second quarter of fiscal 2011. For the first six months of fiscal 2012, Gross Profit as a percent of Net Sales was 34.4% compared to 34.3% for the comparable period of fiscal 2011, an increase of 14 basis points. The increase in gross profit margin in the second quarter and first six months of fiscal 2012 was driven primarily by benefits arising from a change in mix of products sold and our supply chain transformation in the U.S.
Selling, General and Administrative Expense (“SG&A”) decreased 2.9% to $4.1 billion for the second quarter of fiscal 2012 from $4.2 billion for the second quarter of fiscal 2011, and was $8.2 billion for the first six months of both fiscal 2012 and 2011. As a percent of Net Sales, SG&A was 19.8% for the second quarter of fiscal 2012 compared to 20.7% for the second quarter of fiscal 2011. For the first six months of fiscal 2012, SG&A as a percent of Net Sales was 21.2% compared to 22.1% for the same period last year. The decrease in SG&A as a percent of Net Sales for the second quarter and first six months of fiscal 2012 reflects expense leverage resulting from the positive comparable store sales environment, favorable changes in our workers' compensation reserves and lower credit card expense. Additionally, we recognized certain charges in the second quarter of fiscal 2011 that did not repeat in fiscal 2012.
Depreciation and Amortization decreased 1.3% to $391 million for the second quarter of fiscal 2012 from $396 million for the second quarter of fiscal 2011. For the first six months of fiscal 2012, Depreciation and Amortization decreased 2.4% to $774 million from $793 million for the same period of fiscal 2011. Depreciation and Amortization as a percent of Net Sales was 1.9% for the second quarter of fiscal 2012 compared to 2.0% for the second quarter of fiscal 2011, and was 2.0% for the first six months of fiscal 2012 compared to 2.1% for the first six months of fiscal 2011. The decrease in Depreciation and Amortization as a percent of Net Sales for the second quarter and first six months of fiscal 2012 reflects expense leverage in the positive comparable store sales environment and an increase in fully depreciated assets that are still utilized in the business.
Operating Income increased 12.0% to $2.6 billion for the second quarter of fiscal 2012 from $2.3 billion for the second quarter of fiscal 2011. Operating Income increased 15.3% to $4.3 billion for the first six months of fiscal 2012 from $3.7 billion for the first six months of fiscal 2011.
For the second quarter of fiscal 2012, we recognized $151 million of Interest and Other, net, compared to $146 million for the second quarter of fiscal 2011. We recognized $235 million of Interest and Other, net for the first six months of fiscal 2012 compared to $285 million for the same period last year. Interest and Other, net, as a percent of Net Sales was 0.7% for the second quarter of both fiscal 2012 and 2011. For the first six months of fiscal 2012, Interest and Other, net, as a percent of Net Sales was 0.6% compared to 0.8% for the same period last year. Interest and Other, net, for the first six months of fiscal 2012 included a $67 million pretax benefit related to the termination of our guarantee of a senior secured loan of HD Supply, Inc.
Our combined effective income tax rate was 36.6% for the first six months of both fiscal 2012 and 2011.

Diluted Earnings per Share were $1.01 and $1.68 for the second quarter and first six months of fiscal 2012, respectively, compared to $0.86 and $1.36 for the second quarter and first six months of fiscal 2011, respectively. Diluted Earnings per Share for the second quarter and first six months of fiscal 2012 reflect $0.04 and $0.07, respectively, of benefit from repurchases of our common stock in the twelve months ended July 29, 2012.

LIQUIDITY AND CAPITAL RESOURCES
Cash flow generated from operations provides us with a significant source of liquidity. During the first six months of fiscal 2012, Net Cash Provided by Operating Activities was $4.3 billion compared to $4.5 billion for the same period of fiscal 2011. This decrease was primarily a result of $515 million less in cash provided by a change in Merchandise Inventories as a result of increased inventory purchases in support of the upcoming holiday season, partially offset by a $392 million increase in Net Earnings.
Net Cash Used in Investing Activities for the first six months of fiscal 2012 was $581 million compared to $442 million for the same period of fiscal 2011. This change was primarily due to an $82 million increase in Capital Expenditures and Payments for Business Acquired of $45 million related to the purchase of a flooring measurement company.
Net Cash Used in Financing Activities for the first six months of fiscal 2012 was $2.9 billion compared to $2.0 billion for the same period of fiscal 2011. This change was primarily the result of $1.0 billion in net proceeds from long-term borrowings in the first six months of fiscal 2011 and $379 million more in repurchases of common stock in the first six months of fiscal 2012 than in the same period of fiscal 2011, partially offset by $470 million more in proceeds from sales of common stock due to increased stock option exercises in the first six months of fiscal 2012 compared to the same period of fiscal 2011.
In the first quarter of fiscal 2012, we entered into an ASR agreement with a third-party financial institution to repurchase $1.0 billion of our common stock. Under this agreement, we paid $1.0 billion to the financial institution, using cash on hand, and received an initial delivery of approximately 17 million shares in the first quarter of fiscal 2012. The transaction was completed in the second quarter of fiscal 2012, at which time we received approximately 3 million additional shares. The final number of shares delivered upon settlement of the $1.0 billion ASR agreement was determined with reference to the average price of our common stock over the term of the agreement.
In the second quarter of fiscal 2012, we entered into an ASR agreement with a third-party financial institution to repurchase $1.4 billion of our common stock. Under this agreement, we paid $1.4 billion to the financial institution, using cash on hand, and received an initial delivery of approximately 22 million shares in the second quarter of fiscal 2012. The final number of shares delivered upon settlement of the $1.4 billion ASR agreement will be determined with reference to the average price of our common stock over the term of the agreement.
In the first six months of fiscal 2012, we repurchased approximately 4 million additional shares of our common stock for $200 million through the open market. As of the end of the first six months of fiscal 2012, $3.8 billion remained under our share repurchase authorization.
We have commercial paper programs that allow for borrowings up to $2.0 billion. In connection with the programs, we have a back-up credit facility with a consortium of banks for borrowings up to $2.0 billion. In the second quarter of fiscal 2012, we replaced our back-up credit facility, which was scheduled to expire in July 2013, with a new, substantially identical $2.0 billion credit facility. As of July 29, 2012, there were no borrowings outstanding under the commercial paper programs or the related credit facility. The new credit facility expires in July 2017 and contains various restrictive covenants. As of July 29, 2012, we were in compliance with all of the covenants, and they are not expected to impact our liquidity or capital resources.
As of July 29, 2012, we had $2.8 billion in Cash and Cash Equivalents. We believe that our current cash position, access to the debt capital markets and cash flow generated from operations should be sufficient to enable us to complete our capital expenditure programs and fund dividend payments, share repurchases and any required long-term debt payments through the next several fiscal years. In addition, we have funds available from our commercial paper programs and the ability to obtain alternative sources of financing.

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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended July 29, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
The following information updates, and should be read in conjunction with, Item 3, “Legal Proceedings,” of the Company’s Form 10-K. Except as set forth below, there were no other material changes during the second quarter of fiscal 2012 to our disclosure in Item 3 of our Form 10-K.
As reported on page 12 of our Form 10-K, in the second and third quarters of fiscal 2006, three purported, but uncertified, class actions were filed against the Company, The Home Depot FutureBuilder Administrative Committee and certain of the Company's current and former directors and employees alleging breach of fiduciary duty in violation of the Employee Retirement Income Security Act of 1974 in connection with the Company's return-to-vendor and stock option practices. These actions were joined into one case in 2007, and the plaintiffs' joint amended complaint sought certification as a class action, unspecified damages, costs, attorney's fees and equitable and injunctive relief. On June 7, 2010, the U.S. District Court for the Northern District of Georgia (the "District Court") in Atlanta granted with prejudice Home Depot's motion to dismiss plaintiffs' third amended complaint. On June 28, 2010, plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Eleventh Circuit (the "Circuit Court"), and on May 8, 2012, the Circuit Court affirmed the District Court's order dismissing plaintiffs' third amended complaint with prejudice. The plaintiffs did not seek reconsideration by the Circuit Court, and the time for them to apply for review by the United States Supreme Court has now passed. As a result, the Circuit Court's decision is now final and nonappealable.

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

(a)
During the second quarter of fiscal 2012, the Company issued 9,784 deferred stock units under The Home Depot, Inc. NonEmployee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The deferred stock units were credited to the accounts of such nonemployee directors during the second quarter of fiscal 2012 who elected to receive board retainers in the form of deferred stock units instead of cash. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.

(b)
During the second quarter of fiscal 2012, the Company credited 1,153 deferred stock units to participant accounts under The Home Depot FutureBuilder Restoration Plan pursuant to an exemption from the registration requirements of the Securities Act of 1933 for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following the termination of services as described in this plan.

(c)
Since the inception of the Company’s share repurchase program in fiscal 2002 through the end of the second quarter of fiscal 2012, the Company has repurchased shares of its common stock having a value of approximately $36.2 billion. The number and average price of shares purchased in each fiscal month of the second quarter of fiscal 2012 are set forth in the table below:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
April 30, 2012 – May 27, 2012(3)	4,336,405	$49.48	4,305,583	$5,236,650,057
May 28, 2012 – June 24, 2012(4)	22,078,849	$49.34	22,076,619	$3,810,013,843
June 25, 2012 – July 29, 2012	4,320	$52.14	—	$3,810,013,843

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

(2)
The Company’s common stock repurchase program was initially announced on July 15, 2002. As of the end of the second quarter of fiscal 2012, the Board had approved purchases up to $40.0 billion. The program does not have a prescribed expiration date.

(3)
In the first quarter of fiscal 2012, the Company paid $1.0 billion under an ASR agreement and received an initial delivery of approximately 17 million shares. The transaction was completed in the second quarter of fiscal 2012, with the Company receiving approximately 3 million additional shares to settle the agreement. The Average Price Paid Per Share was calculated with reference to the average stock price of the Company’s common stock over the term of the ASR agreement. See note 2 to the Consolidated Financial Statements included in this report.

(4)
In the second quarter of fiscal 2012, the Company paid $1.4 billion under an ASR agreement and received an initial delivery of approximately 22 million shares. The Average Price Paid Per Share was calculated using the fair market value of the shares on the date the initial shares were delivered. See note 2 to the Consolidated Financial Statements included in this report.

Item 6.	Exhibits
Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the references in brackets. All other exhibits are filed or furnished herewith.

*3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q filed on September 1, 2011, Exhibit 3.1]

*3.2	By-Laws of The Home Depot, Inc. (Amended and Restated Effective June 2, 2011). [Form 8-K filed on June 7, 2011, Exhibit 3.1]

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1	Acknowledgement of Independent Registered Public Accounting Firm, dated August 22, 2012.

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Chief Financial Officer and Executive Vice President – Corporate Services furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2012, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

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

August 22, 2012
(Date)

INDEX TO EXHIBITS

Exhibit	Description

Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the references in brackets. All other exhibits are filed or furnished herewith.

*3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q filed on September 1, 2011, Exhibit 3.1]

*3.2	By-Laws of The Home Depot, Inc. (Amended and Restated Effective June 2, 2011). [Form 8-K filed on June 7, 2011, Exhibit 3.1]

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1	Acknowledgement of Independent Registered Public Accounting Firm, dated August 22, 2012.

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Chief Financial Officer and Executive Vice President – Corporate Services furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2012, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.