Form 10-Q
period 2012-10-28
HOME DEPOT INC
filed 2012-11-21
CIK 354950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2012
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
1,495,179,495 shares of common stock, $0.05 par value, as of November 13, 2012

THE HOME DEPOT, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

amounts in millions, except share and per share data	October 28, 2012	January 29, 2012
ASSETS
Current Assets:
Cash and Cash Equivalents	$2,554	$1,987
Receivables, net	1,645	1,245
Merchandise Inventories	10,960	10,325
Other Current Assets	796	963
Total Current Assets	15,955	14,520
Property and Equipment, at cost	39,792	38,975
Less Accumulated Depreciation and Amortization	15,668	14,527
Net Property and Equipment	24,124	24,448
Goodwill	1,141	1,120
Other Assets	441	430
Total Assets	$41,661	$40,518
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$6,010	$4,856
Accrued Salaries and Related Expenses	1,311	1,372
Sales Taxes Payable	516	391
Deferred Revenue	1,195	1,147
Income Taxes Payable	38	23
Current Installments of Long-Term Debt	34	30
Other Accrued Expenses	1,562	1,557
Total Current Liabilities	10,666	9,376
Long-Term Debt, excluding current installments	10,779	10,758
Other Long-Term Liabilities	2,107	2,146
Deferred Income Taxes	371	340
Total Liabilities	23,923	22,620
STOCKHOLDERS’ EQUITY
Common Stock, par value $0.05; authorized: 10 billion shares; issued: 1.753 billion shares at October 28, 2012 and 1.733 billion shares at January 29, 2012; outstanding: 1.496 billion shares at October 28, 2012 and 1.537 billion shares at January 29, 2012	88	87
Paid-In Capital	7,660	6,966
Retained Earnings	19,448	17,246
Accumulated Other Comprehensive Income	411	293
Treasury Stock, at cost, 257 million shares at October 28, 2012 and 196 million shares at January 29, 2012	(9,869)	(6,694)
Total Stockholders’ Equity	17,738	17,898
Total Liabilities and Stockholders’ Equity	$41,661	$40,518
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
amounts in millions, except per share data	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
NET SALES	$18,130	$17,326	$56,508	$54,381
Cost of Sales	11,863	11,365	37,032	35,716
GROSS PROFIT	6,267	5,961	19,476	18,665
Operating Expenses:
Selling, General and Administrative	4,139	3,956	12,291	12,151
Depreciation and Amortization	395	390	1,169	1,183
Total Operating Expenses	4,534	4,346	13,460	13,334
OPERATING INCOME	1,733	1,615	6,016	5,331
Interest and Other (Income) Expense:
Interest and Investment Income	(5)	(4)	(14)	(9)
Interest Expense	155	162	466	452
Other	—	—	(67)	—
Interest and Other, net	150	158	385	443
EARNINGS BEFORE PROVISION FOR INCOME TAXES	1,583	1,457	5,631	4,888
Provision for Income Taxes	636	523	2,117	1,779
NET EARNINGS	$947	$934	$3,514	$3,109

Weighted Average Common Shares	1,487	1,540	1,505	1,572
BASIC EARNINGS PER SHARE	$0.64	$0.61	$2.33	$1.98
Diluted Weighted Average Common Shares	1,498	1,548	1,517	1,581
DILUTED EARNINGS PER SHARE	$0.63	$0.60	$2.32	$1.97
Dividends Declared Per Share	$0.29	$0.29	$0.87	$0.79
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
amounts in millions	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
Net Earnings	$947	$934	$3,514	$3,109
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	95	(245)	114	(71)
Cash Flow Hedges, net of tax	1	3	4	2
Other	—	1	—	(14)
Total Other Comprehensive Income (Loss)	96	(241)	118	(83)
Comprehensive Income	$1,043	$693	$3,632	$3,026
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
amounts in millions	October 28, 2012	October 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$3,514	$3,109
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,257	1,265
Stock-Based Compensation Expense	158	157
Goodwill Impairment	97	—
Changes in Assets and Liabilities, net of the effects of acquisitions and disposition:
Receivables, net	(388)	(309)
Merchandise Inventories	(596)	(115)
Other Current Assets	164	(9)
Accounts Payable and Accrued Expenses	1,069	1,212
Deferred Revenue	47	(24)
Income Taxes Payable	83	309
Deferred Income Taxes	63	36
Other	(84)	60
Net Cash Provided by Operating Activities	5,384	5,691
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(887)	(820)
Payments for Businesses Acquired, net	(121)	—
Proceeds from Sale of Business, net	—	101
Proceeds from Sales of Property and Equipment	21	36
Net Cash Used in Investing Activities	(987)	(683)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Long-Term Borrowings, net of discount	—	1,994
Repayments of Long-Term Debt	(23)	(1,021)
Repurchases of Common Stock	(3,330)	(3,056)
Proceeds from Sales of Common Stock	697	91
Cash Dividends Paid to Stockholders	(1,312)	(1,187)
Other Financing Activities	133	(118)
Net Cash Used in Financing Activities	(3,835)	(3,297)
Change in Cash and Cash Equivalents	562	1,711
Effect of Exchange Rate Changes on Cash and Cash Equivalents	5	(22)
Cash and Cash Equivalents at Beginning of Period	1,987	545
Cash and Cash Equivalents at End of Period	$2,554	$2,234
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
Business
The Home Depot, Inc. and its subsidiaries (the “Company”) operate The Home Depot stores, which are full-service, warehouse-style stores averaging approximately 104,000 square feet of enclosed space, with approximately 24,000 additional square feet of outside garden area. The stores stock approximately 30,000 to 40,000 different kinds of building materials, home improvement supplies and lawn and garden products that are sold to do-it-yourself customers, do-it-for-me customers and professional customers. The Company also offers approximately 600,000 products through its The Home Depot and Home Decorators Collection websites.
Valuation Reserves
As of October 28, 2012 and January 29, 2012, the valuation allowances for Merchandise Inventories and uncollectible Receivables were not material.

2.	CHINA STORE CLOSINGS
In the third quarter of fiscal 2012, the Company closed its remaining seven big box stores in China. As a result of the closings, the Company recorded a total charge of $165 million, net of tax, in the third quarter of fiscal 2012. Inventory markdown costs of $10 million are included in Cost of Sales, and $155 million of costs related to the impairment of Goodwill and other assets, lease terminations, severance and other charges are included in Selling, General and Administrative expenses.

THE HOME DEPOT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	ACCELERATED SHARE REPURCHASE
In the first quarter of fiscal 2012, the Company entered into an Accelerated Share Repurchase ("ASR") agreement with a third-party financial institution to repurchase $1.0 billion of the Company’s common stock. Under this agreement, the Company paid $1.0 billion to the financial institution, using cash on hand, and received an initial delivery of approximately 17 million shares in the first quarter of fiscal 2012. The transaction was completed in the second quarter of fiscal 2012, at which time the Company received approximately 3 million additional shares. The $1.0 billion of shares repurchased are included in Treasury Stock in the accompanying Consolidated Balance Sheets as of October 28, 2012. The final number of shares delivered upon settlement of the $1.0 billion ASR agreement was determined with reference to the average price of the Company’s common stock over the term of the agreement.
In the second quarter of fiscal 2012, the Company entered into an ASR agreement with a third-party financial institution to repurchase $1.4 billion of the Company’s common stock. Under this agreement, the Company paid $1.4 billion to the financial institution, using cash on hand, and received an initial delivery of approximately 22 million shares in the second quarter of fiscal 2012. The transaction was completed in the third quarter of fiscal 2012, at which time the Company received approximately 5 million additional shares. The $1.4 billion of shares repurchased are included in Treasury Stock in the accompanying Consolidated Balance Sheets as of October 28, 2012. The final number of shares delivered upon settlement of the $1.4 billion ASR agreement was determined with reference to the average price of the Company’s common stock over the term of the agreement.
In the third quarter of fiscal 2012, the Company entered into an ASR agreement with a third-party financial institution to repurchase $650 million of the Company’s common stock. Under this agreement, the Company paid $650 million to the financial institution, using cash on hand, and received an initial delivery of approximately 9 million shares in the third quarter of fiscal 2012. The fair market value of the 9 million shares on the date of purchase was $526 million and was included in Treasury Stock in the accompanying Consolidated Balance Sheets as of October 28, 2012. The remaining $124 million was included in Paid-In Capital in the accompanying Consolidated Balance Sheets as of October 28, 2012. The final number of shares delivered upon settlement of the $650 million ASR agreement will be determined with reference to the average price of the Company’s common stock over the term of the agreement.

4.	DEBT GUARANTEE
In connection with the sale of HD Supply, Inc. (“HD Supply”) on August 30, 2007, the Company guaranteed a $1.0 billion senior secured amortizing term loan of HD Supply. In April 2012, the term loan guarantee was terminated. As a result, the Company reversed its $67 million liability related to the guarantee, resulting in a $67 million pretax benefit to Interest and Other, net, for the first quarter and first nine months of fiscal 2012.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The assets and liabilities of the Company that are measured at fair value on a recurring basis as of October 28, 2012 and January 29, 2012 were as follows (amounts in millions):

	Fair Value at October 28, 2012 Using			Fair Value at January 29, 2012 Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative agreements - assets	$—	$84	$—	$—	$91	$—
Derivative agreements - liabilities	—	(20)	—	—	(27)	—
Total	$—	$64	$—	$—	$64	$—
The Company uses derivative financial instruments from time to time in the management of its interest rate exposure on long-term debt and its exposure on foreign currency fluctuations. The fair value of the Company’s derivative financial instruments was measured using level 2 inputs.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The assets and liabilities of the Company that were measured at fair value on a nonrecurring basis during the nine months ended October 28, 2012 and October 30, 2011 were as follows (amounts in millions):

	Fair Value Measured During
	the Nine Months Ended	Gains
	October 28, 2012 - Level 3	(Losses)
Lease obligation costs, net	$(169)	$(43)
Total for the first nine months of fiscal 2012		$(43)

	Fair Value Measured During
	the Nine Months Ended	Gains
	October 30, 2011 - Level 3	(Losses)
Lease obligation costs, net	$(145)	$(7)
Total for the first nine months of fiscal 2011		$(7)
Lease obligation costs were related to certain store closings and the exit of certain businesses in fiscal 2009 and 2008, as well as the closing of seven stores in China in fiscal 2012. These charges were measured on a nonrecurring basis using fair value measurements with unobservable inputs (level 3).
Long-lived assets were analyzed for impairment on a nonrecurring basis using fair value measurements with unobservable inputs (level 3). Impairment charges related to long-lived assets in the first nine months of fiscal 2012 and 2011 were not material.
Upon announcement in the third quarter of fiscal 2012 of its intention to close seven stores in China, the Company completed an assessment on the recoverability of Goodwill for its China reporting unit. The fair value of the China reporting unit was estimated using the present value of expected future discounted cash flows through unobservable inputs. As a result of this

THE HOME DEPOT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

analysis, the Company recorded a $97 million impairment charge to Goodwill in the third quarter of fiscal 2012. See Note 2 for further discussion of the China store closings.
Additionally, during the third quarter of fiscal 2012, the Company completed its annual assessment on the recoverability of Goodwill for its other reporting units. The Company performed qualitative assessments for each of its reporting units, concluding that the fair value of the reporting units was not more likely than not less than the carrying value. Accordingly, no Goodwill impairments were recorded for these reporting units.
The aggregate fair value of the Company’s Senior Notes, based on quoted market prices, was $12.6 billion and $12.1 billion at October 28, 2012 and January 29, 2012, respectively, compared to a carrying value of $10.3 billion at both October 28, 2012 and January 29, 2012.

6.	BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES
The reconciliation of basic to diluted weighted average common shares for the three and nine months ended October 28, 2012 and October 30, 2011 was as follows (amounts in millions):

	Three Months Ended		Nine Months Ended
	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
Weighted average common shares	1,487	1,540	1,505	1,572
Effect of potentially dilutive securities:
Stock plans	11	8	12	9
Diluted weighted average common shares	1,498	1,548	1,517	1,581
Stock plans consist of shares granted under the Company’s employee stock plans. Options to purchase 1 million and 31 million shares of common stock for the three months ended October 28, 2012 and October 30, 2011, respectively, and options to purchase 1 million and 27 million shares of common stock for the nine months ended October 28, 2012 and October 30, 2011, respectively, were excluded from the computation of Diluted Earnings per Share because their effect would have been anti-dilutive.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
The Home Depot, Inc.:
We have reviewed the Consolidated Balance Sheet of The Home Depot, Inc. and subsidiaries as of October 28, 2012, the related Consolidated Statements of Earnings and Comprehensive Income for the three-month and nine-month periods ended October 28, 2012 and October 30, 2011, and the related Consolidated Statements of Cash Flows for the nine-month periods ended October 28, 2012 and October 30, 2011. These Consolidated Financial Statements are the responsibility of the Company’s management.
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
November 21, 2012

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
EXECUTIVE SUMMARY AND SELECTED CONSOLIDATED STATEMENTS OF EARNINGS DATA
For the third quarter of fiscal 2012, we reported Net Earnings of $947 million and Diluted Earnings per Share of $0.63 compared to Net Earnings of $934 million and Diluted Earnings per Share of $0.60 for the third quarter of fiscal 2011. For the first nine months of fiscal 2012, we reported Net Earnings of $3.5 billion and Diluted Earnings per Share of $2.32 compared to Net Earnings of $3.1 billion and Diluted Earnings per Share of $1.97 for the first nine months for fiscal 2011.
The results for the third quarter and first nine months of fiscal 2012 included a total charge of $165 million, net of tax, related to the closing of our remaining seven big box stores in China ("China store closings") in the third quarter of fiscal 2012, which had a negative impact of $0.11 to Diluted Earnings per Share. The results for the first nine months of fiscal 2012 also included a $67 million pretax benefit related to the termination of our guarantee of a senior secured loan of HD Supply, Inc. ("HD Supply Guarantee") in the first quarter of fiscal 2012, which had a positive impact of $0.03 to Diluted Earnings per Share. Excluding the charges related to the China store closings, Net Earnings were $1.1 billion and Diluted Earnings per Share were $0.74 for the third quarter of fiscal 2012. Excluding the HD Supply Guarantee and the charges related to the China store closings, Net Earnings were $3.6 billion and Diluted Earnings per Share were $2.40 for the first nine months of fiscal 2012.
Net Sales increased 4.6% to $18.1 billion for the third quarter of fiscal 2012 from $17.3 billion for the third quarter of fiscal 2011. For the first nine months of fiscal 2012, Net Sales increased 3.9% to $56.5 billion from $54.4 billion for the first nine months of fiscal 2011. Our comparable store sales increased 4.2% in the third quarter of fiscal 2012, driven by a 2.9% increase in our comparable store average ticket and an increase in our comparable store customer transactions. Comparable store sales for our U.S. stores increased 4.3% in the third quarter of fiscal 2012.
In the third quarter and first nine months of fiscal 2012, we continued to focus on the following four key initiatives:
Customer Service – Our focus on customer service is anchored on the principles of creating an emotional connection with customers, putting customers first and simplifying the business. In the third quarter of fiscal 2012, we opened new customer call centers in Utah and Georgia to support our interconnected business. Through this and other efforts, we have improved our customer satisfaction surveys such that our net promoter score is consistently over 70%.
Product Authority – Our focus on product authority is facilitated by our merchandising transformation and portfolio strategy, which is aimed at delivering innovation, assortment and value. As part of this effort, we are introducing innovative new products and great values for both our professional and do-it-yourself customers in a variety of departments, including the Moen Haysfield MotionSense faucet in Plumbing and Kidde's Worry-Free smoke alarms in Electrical. Also in the third quarter of fiscal 2012, we began the rollout of a 120-store pilot to expand some of our appliance showrooms to include the Electrolux, Whirlpool and Frigidare brands and plan to complete the rollout during the fourth quarter of fiscal 2012. These brands were also added to our e-commerce platform in the third quarter of fiscal 2012.
Disciplined Capital Allocation, Productivity and Efficiency – Our approach to driving productivity and efficiency is advanced through continuous operational improvement, incremental supply chain benefits and building shareholder value through higher returns on invested capital and total value returned to shareholders in the form of dividends and share repurchases. In the third quarter of fiscal 2012, we completed the mechanization of all of our rapid deployment centers, which we expect to further improve the cost effectiveness of this platform. Our inventory turnover ratio was 4.6 times at the end of the third quarter of fiscal 2012 compared to 4.3 times at the end of the third quarter of fiscal 2011.
During the third quarter of fiscal 2012, we settled a $1.4 billion Accelerated Share Repurchase (“ASR”) agreement that was entered into in the second quarter of fiscal 2012. We received a total of approximately 27 million shares under the $1.4 billion ASR agreement in the first nine months of fiscal 2012, including approximately 5 million shares received upon settlement of the agreement in the third quarter of fiscal 2012. Also during the third quarter of fiscal 2012, we entered into a $650 million ASR agreement. We received an initial delivery of approximately 9 million shares of our common stock in the third quarter of fiscal 2012 under the $650 million ASR agreement. During the first nine months of fiscal 2012, we also received approximately 20 million shares of our common stock through our $1.0 billion ASR agreement settled in the second quarter of fiscal 2012 and approximately 5 million additional shares of our common stock through open market purchases.
Interconnected Retail – Our focus on interconnected retail is based on building a competitive platform across all commerce channels. During the third quarter of fiscal 2012, we launched improvements to our website, including MyInstall, which is designed to improve transparency and communication in installation projects and to simplify the customer experience. We also made several enhancements to our professional customer website, including a bulk pricing program that mirrors our in-store bulk pricing program.
In October 2012, we completed the acquisition of U.S. Home Systems, Inc. ("USHS"). USHS is an exclusive provider of kitchen and bath refacing products and services as well as closet and garage organizational systems to The Home Depot. This acquisition will allow us to create more effective interconnection between our stores and the USHS in-home selling platform, similar to what we have done with our roofing, siding and windows businesses.
We opened three new stores, including two new stores in Mexico and one relocation in the U.S., and closed seven stores in China during the third quarter of fiscal 2012, for a total store count of 2,250 at the end of the quarter. As of the end of the third quarter of both fiscal 2012 and 2011, a total of 274 of our stores, or 12.2%, were located in Canada, Mexico and China.
We generated $5.4 billion of cash flow from operations in the first nine months of fiscal 2012. We used this cash flow to fund $3.3 billion of share repurchases, pay $1.3 billion of dividends and fund $887 million in capital expenditures.
At the end of the third quarter of fiscal 2012, our long-term debt-to-equity ratio increased to 60.8% from 60.4% at the end of the third quarter of fiscal 2011. Our return on invested capital (computed on net operating profit after tax for the trailing twelve months and the average of beginning and ending long-term debt and equity) was 16.1% for the third quarter of fiscal 2012 compared to 14.1% for the third quarter of fiscal 2011.

We believe the selected sales data, the percentage relationship between Net Sales and major categories in the Consolidated Statements of Earnings and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations.

	% of Net Sales				% Increase (Decrease) in Dollar Amounts
	Three Months Ended		Nine Months Ended
	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011	Three Months	Nine Months
NET SALES	100.0%	100.0%	100.0%	100.0%	4.6%	3.9%
GROSS PROFIT	34.6	34.4	34.5	34.3	5.1	4.3
Operating Expenses:
Selling, General and Administrative	22.8	22.8	21.8	22.3	4.6	1.2
Depreciation and Amortization	2.2	2.3	2.1	2.2	1.3	(1.2)
Total Operating Expenses	25.0	25.1	23.8	24.5	4.3	0.9

OPERATING INCOME	9.6	9.3	10.6	9.8	7.3	12.8
Interest and Other (Income) Expense:
Interest and Investment Income	—	—	—	—	25.0	55.6
Interest Expense	0.9	0.9	0.8	0.8	(4.3)	3.1
Other	—	—	(0.1)	—	N/A	N/A
Interest and Other, net	0.8	0.9	0.7	0.8	(5.1)	(13.1)

EARNINGS BEFORE PROVISION FOR INCOME TAXES	8.7	8.4	10.0	9.0	8.6	15.2
Provision for Income Taxes	3.5	3.0	3.7	3.3	21.6	19.0
NET EARNINGS	5.2%	5.4%	6.2%	5.7%	1.4%	13.0%
SELECTED SALES DATA
Number of Customer Transactions (in millions)	331.0	325.3	1,034.8	1,014.5	1.7%	2.0%
Average Ticket	$54.55	$53.03	$54.71	$53.50	2.9%	2.3%
Weighted Average Weekly Sales Per Operating Store (in thousands)	$616	$590	$644	$620	4.4%	3.9%
Weighted Average Sales per Square Foot	$306.62	$293.26	$320.55	$308.17	4.6%	4.0%
Comparable Store Sales Increase (%)(1)	4.2%	4.2%	3.9%	2.7%	N/A	N/A
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

N/A – Not Applicable

RESULTS OF OPERATIONS
Net Sales for the third quarter of fiscal 2012 increased 4.6% to $18.1 billion from $17.3 billion for the third quarter of fiscal 2011. For the first nine months of fiscal 2012, Net Sales increased 3.9% to $56.5 billion from $54.4 billion for the comparable period of fiscal 2011. The increase in Net Sales for the third quarter and first nine months of fiscal 2012 reflects the impact of positive comparable store sales. Total comparable store sales increased 4.2% for the third quarter of both fiscal 2012 and 2011. For the first nine months of fiscal 2012, total comparable store sales increased 3.9% compared to an increase of 2.7% for the same period of fiscal 2011.
The positive comparable store sales for the third quarter and first nine months of fiscal 2012 reflect a number of factors. All of our departments except for one posted positive comparable store sales for the third quarter and first nine months of fiscal 2012, and comparable store average ticket increased 2.9% and 2.2% for the third quarter and first nine months of fiscal 2012, respectively. Comparable store sales for our Lumber, Décor, Paint, Kitchen, Outdoor Garden, Bath, Lighting, Electrical, Indoor Garden, Hardware and Flooring product categories were above the Company average for the third quarter of fiscal 2012. Comparable store sales for our Plumbing, Tools and Millwork product categories were positive for the third quarter of fiscal 2012. Comparable store sales for our Building Materials product category were negative for the third quarter of 2012, reflecting the impact of weather and difficult year-over-year comparisons in roofing due to storm and repair activity that drove sales in the third quarter of fiscal 2011.
Gross Profit increased 5.1% to $6.3 billion for the third quarter of fiscal 2012 from $6.0 billion for the third quarter of fiscal 2011. Gross Profit increased 4.3% to $19.5 billion for the first nine months of fiscal 2012 from $18.7 billion for the first nine months of fiscal 2011. Gross Profit for the third quarter and first nine months of fiscal 2012 included a $10 million charge related to the China store closings. Gross Profit as a percent of Net Sales was 34.6% for the third quarter of fiscal 2012 compared to 34.4% for the third quarter of fiscal 2011. Excluding the charge related to the China store closings, gross profit margin increased 22 basis points for the third quarter of fiscal 2012 driven primarily by lower shrink and our supply chain transformation in the U.S. For the first nine months of fiscal 2012, Gross Profit as a percent of Net Sales was 34.5% compared to 34.3% for the comparable period of fiscal 2011. The increase in gross profit margin for the first nine months of fiscal 2012 was driven primarily by a change in mix of products sold and our supply chain transformation in the U.S.
Selling, General and Administrative expenses (“SG&A”) increased 4.6% to $4.1 billion for the third quarter of fiscal 2012 from $4.0 billion for the third quarter of fiscal 2011, and increased 1.2% to $12.3 billion for the first nine months of fiscal 2012 from $12.2 billion for the first nine months of fiscal 2011. SG&A for the third quarter and first nine months of fiscal 2012 included a $155 million charge related to the China store closings. As a percent of Net Sales, SG&A was 22.8% for the third quarter of both fiscal 2012 and 2011. Excluding the charge related to the China store closings, SG&A as a percent of Net Sales was 22.0% for the third quarter of fiscal 2012. For the first nine months of fiscal 2012, SG&A as a percent of Net Sales was 21.8% compared to 22.3% for the same period last year. Excluding the charge related to the China store closings, SG&A as a percent of Net Sales was 21.5% for the first nine months of fiscal 2012. SG&A as a percent of Net Sales for the third quarter and first nine months of fiscal 2012 reflects expense leverage resulting from the positive comparable store sales environment and lower credit card and natural disaster expense offset by the charge related to the China store closings.
Depreciation and Amortization increased 1.3% to $395 million for the third quarter of fiscal 2012 from $390 million for the third quarter of fiscal 2011. Depreciation and Amortization was $1.2 billion for the first nine months of both fiscal 2012 and 2011. Depreciation and Amortization as a percent of Net Sales was 2.2% for the third quarter of fiscal 2012 compared to 2.3% for the third quarter of fiscal 2011, and was 2.1% for the first nine months of fiscal 2012 compared to 2.2% for the first nine months of fiscal 2011. The decrease in Depreciation and Amortization as a percent of Net Sales for the third quarter and first nine months of fiscal 2012 reflects expense leverage in the positive comparable store sales environment and an increase in fully depreciated assets that are still utilized in the business.
Operating Income increased 7.3% to $1.7 billion for the third quarter of fiscal 2012 from $1.6 billion for the third quarter of fiscal 2011. Operating Income increased 12.8% to $6.0 billion for the first nine months of fiscal 2012 from $5.3 billion for the first nine months of fiscal 2011. Excluding the charges related to the China store closings, Operating Income increased 17.5% to $1.9 billion for the third quarter of fiscal 2012 and increased 15.9% to $6.2 billion for the first nine months of fiscal 2012.
For the third quarter of fiscal 2012, we recognized $150 million of Interest and Other, net, compared to $158 million for the third quarter of fiscal 2011. We recognized $385 million of Interest and Other, net, for the first nine months of fiscal 2012 compared to $443 million for the same period last year. Interest and Other, net, as a percent of Net Sales was 0.8% for the third quarter of fiscal 2012 compared to 0.9% for third quarter of fiscal 2011. For the first nine months of fiscal 2012, Interest and Other, net, as a percent of Net Sales was 0.7% compared to 0.8% for the same period last year. Interest and Other, net, for the first nine months of fiscal 2012 included a $67 million pretax benefit related to the termination of our HD Supply Guarantee.

Excluding this benefit, Interest and Other, net, as a percent of Net Sales was 0.8% for the first nine months of fiscal 2012, flat compared to the first nine months of fiscal 2011.
Our combined effective income tax rate was 37.6% for the first nine months of fiscal 2012 compared to 36.4% for the first nine months of fiscal 2011. The effective income tax rate for the first nine months of fiscal 2012 was higher than the same period of fiscal 2011 as we were unable to realize any tax benefit from the $165 million of charges related to the China store closings. Excluding the charges related to the China store closings, our combined effective income tax rate was 36.5% for the first nine months of fiscal 2012.

Diluted Earnings per Share were $0.63 and $2.32 for the third quarter and first nine months of fiscal 2012, respectively, compared to $0.60 and $1.97 for the third quarter and first nine months of fiscal 2011, respectively. Excluding the charges related to the China store closings and the benefit from the HD Supply Guarantee, Diluted Earnings per Share were $0.74 and $2.40 for the third quarter and first nine months of fiscal 2012, respectively. Diluted Earnings per Share for the third quarter and first nine months of fiscal 2012 reflect $0.02 and $0.10, respectively, of benefit from repurchases of our common stock in the twelve months ended October 28, 2012.
To provide clarity, internally and externally, about our operating performance, we supplement our reporting with non-GAAP financial measures to reflect certain adjustments. The results for the third quarter and first nine months of fiscal 2012 included a $165 million charge, net of tax, related to the China store closings as described more fully in Note 2 to the Consolidated Financial Statements. Additionally, the results for the first nine months of fiscal 2012 included a $67 million pretax benefit related to the termination of our HD Supply Guarantee as described more fully in Note 4 to the Consolidated Financial Statements. There were no adjustments for the third quarter or first nine months of fiscal 2011 for events of unusual nature or frequency. We believe these non-GAAP financial measures better enable management and investors to understand and analyze our performance by providing them with meaningful information relevant to events of unusual nature or frequency that impact the comparability of underlying business results from period to period. However, this supplemental information should not be considered in isolation or as a substitute for the related GAAP measures. The following reconciles the non-GAAP financial measures to the corresponding GAAP measures for the third quarter and first nine months of fiscal 2012 (amounts in millions, except per share data):

	Three Months Ended October 28, 2012				Nine Months Ended October 28, 2012
	As Reported	Adjustments	Non-GAAP Measures	% of Net Sales	As Reported	Adjustments	Non-GAAP Measures	% of Net Sales
Gross Profit	$6,267	$(10)	$6,277	34.6%	$19,476	$(10)	$19,486	34.5%
Selling, General and Administrative	4,139	155	3,984	22.0%	12,291	155	12,136	21.5%
Operating Income	1,733	(165)	1,898	10.5%	6,016	(165)	6,181	10.9%
Interest and Other, net	150	—	150	0.8%	385	(67)	452	0.8%
Net Earnings	$947	$(165)	$1,112	6.1%	$3,514	$(122)	$3,636	6.4%
Diluted Earnings per Share	$0.63	$(0.11)	$0.74	N/A	$2.32	$(0.08)	$2.40	N/A

LIQUIDITY AND CAPITAL RESOURCES
Cash flow generated from operations provides us with a significant source of liquidity. During the first nine months of fiscal 2012, Net Cash Provided by Operating Activities was $5.4 billion compared to $5.7 billion for the same period of fiscal 2011. This change was primarily a result of $481 million less in cash provided by a change in Merchandise Inventories as a result of increased inventory purchases in support of increased sales and $226 million less in cash provided by a change in Income Taxes Payable driven by the timing of tax payments, partially offset by a $405 million increase in Net Earnings.
Net Cash Used in Investing Activities for the first nine months of fiscal 2012 was $987 million compared to $683 million for the same period of fiscal 2011. This change was primarily due to Payments for Businesses Acquired, net, of $121 million related to purchases of a flooring measurement company and a provider of kitchen and bath refacing products and services in the first nine months of fiscal 2012, Proceeds from Sale of Business, net, of $101 million in the first nine months of fiscal 2011 related to the sale of a non-core carpet cleaning and cabinet refinishing business, and a $67 million increase in Capital Expenditures in the first nine months of fiscal 2012 compared to the same period of fiscal 2011.
Net Cash Used in Financing Activities for the first nine months of fiscal 2012 was $3.8 billion compared to $3.3 billion for the same period of fiscal 2011. This change was primarily the result of $1.0 billion in net proceeds from long-term borrowings in the first nine months of fiscal 2011 and $274 million more in repurchases of common stock in the first nine months of fiscal

2012 than in the same period of fiscal 2011, partially offset by $606 million more in proceeds from sales of common stock due to increased stock option exercises in the first nine months of fiscal 2012 compared to the same period of fiscal 2011.
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
In the second quarter of fiscal 2012, we entered into an ASR agreement with a third-party financial institution to repurchase $1.4 billion of our common stock. Under this agreement, we paid $1.4 billion to the financial institution, using cash on hand, and received an initial delivery of approximately 22 million shares in the second quarter of fiscal 2012. The transaction was completed in the third quarter of fiscal 2012, at which time we received approximately 5 million additional shares. The final number of shares delivered upon settlement of the $1.4 billion ASR agreement was determined with reference to the average price of our common stock over the term of the agreement.
In the third quarter of fiscal 2012, we entered into an ASR agreement with a third-party financial institution to repurchase $650 million of our common stock. Under this agreement, we paid $650 million to the financial institution, using cash on hand, and received an initial delivery of approximately 9 million shares in the third quarter of fiscal 2012. The final number of shares delivered upon settlement of the $650 million ASR agreement will be determined with reference to the average price of our common stock over the term of the agreement.
In the first nine months of fiscal 2012, we repurchased approximately 5 million additional shares of our common stock for $250 million through the open market. As of the end of the first nine months of fiscal 2012, $3.1 billion remained under our share repurchase authorization.
We have commercial paper programs that allow for borrowings up to $2.0 billion. In connection with the programs, we have a back-up credit facility with a consortium of banks for borrowings up to $2.0 billion. In the second quarter of fiscal 2012, we replaced our back-up credit facility, which was scheduled to expire in July 2013, with a new, substantially identical $2.0 billion credit facility. As of October 28, 2012, there were no borrowings outstanding under the commercial paper programs or the related credit facility. The new credit facility expires in July 2017 and contains various restrictive covenants. As of October 28, 2012, we were in compliance with all of the covenants, and they are not expected to impact our liquidity or capital resources.
As of October 28, 2012, we had $2.6 billion in Cash and Cash Equivalents. We believe that our current cash position, access to the debt capital markets and cash flow generated from operations should be sufficient to enable us to complete our capital expenditure programs and fund dividend payments, share repurchases and any required long-term debt payments through the next several fiscal years. In addition, we have funds available from our commercial paper programs and the ability to obtain alternative sources of financing.

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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended October 28, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(a)
During the third quarter of fiscal 2012, the Company issued 1,303 deferred stock units under The Home Depot, Inc. NonEmployee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The deferred stock units were credited to the accounts of such nonemployee directors during the third quarter of fiscal 2012 who elected to receive board retainers in the form of deferred stock units instead of cash. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.

(b)
During the third quarter of fiscal 2012, the Company credited 1,037 deferred stock units to participant accounts under The Home Depot FutureBuilder Restoration Plan pursuant to an exemption from the registration requirements of the Securities Act of 1933 for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following the termination of services as described in this plan.

(c)
Since the inception of the Company’s share repurchase program in fiscal 2002 through the end of the third quarter of fiscal 2012, the Company has repurchased shares of its common stock having a value of approximately $36.9 billion. The number and average price of shares purchased in each fiscal month of the third quarter of fiscal 2012 are set forth in the table below:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
July 30, 2012 – August 26, 2012(3)	5,603,126	$51.62	5,588,015	$3,810,013,843
August 27, 2012 – September 23, 2012(4)	10,167,722	$56.63	10,166,619	$3,110,014,072
September 24, 2012 – October 28, 2012	104,982	$59.58	—	$3,110,014,072

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

(2)
The Company’s common stock repurchase program was initially announced on July 15, 2002. As of the end of the third quarter of fiscal 2012, the Board had approved purchases up to $40.0 billion. The program does not have a prescribed expiration date.

(3)
In the second quarter of fiscal 2012, the Company paid $1.4 billion under an ASR agreement and received an initial delivery of approximately 22 million shares. The transaction was completed in the third quarter of fiscal 2012, with the Company receiving approximately 5 million additional shares to settle the agreement. The Average Price Paid Per Share was calculated with reference to the average stock price of the Company’s common stock over the term of the ASR agreement. See Note 3 to the Consolidated Financial Statements included in this report.

(4)
In the third quarter of fiscal 2012, the Company paid $650 million under an ASR agreement and received an initial delivery of approximately 9 million shares. The Average Price Paid Per Share was calculated using the fair market value of the shares on the date the initial shares were delivered. See Note 3 to the Consolidated Financial Statements included in this report.

Item 6.	Exhibits
Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the references in brackets. All other exhibits are filed or furnished herewith.

*3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q filed on September 1, 2011, Exhibit 3.1]

*3.2	By-Laws of The Home Depot, Inc. (Amended and Restated Effective June 2, 2011). [Form 8-K filed on June 7, 2011, Exhibit 3.1]

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1	Acknowledgement of Independent Registered Public Accounting Firm, dated November 21, 2012.

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Chief Financial Officer and Executive Vice President – Corporate Services furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2012, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

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

November 20, 2012
(Date)

INDEX TO EXHIBITS

Exhibit	Description

Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the references in brackets. All other exhibits are filed or furnished herewith.

*3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q filed on September 1, 2011, Exhibit 3.1]

*3.2	By-Laws of The Home Depot, Inc. (Amended and Restated Effective June 2, 2011). [Form 8-K filed on June 7, 2011, Exhibit 3.1]

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1	Acknowledgement of Independent Registered Public Accounting Firm, dated November 21, 2012.

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Chief Financial Officer and Executive Vice President – Corporate Services furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2012, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.