Form 10-K
period 2013-02-03
HOME DEPOT INC
filed 2013-03-28
CIK 354950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant on July 29, 2012 was $80.2 billion.
The number of shares outstanding of the Registrant’s common stock as of March 11, 2013 was 1,485,517,485 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s proxy statement for the 2013 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K to the extent described herein.

THE HOME DEPOT, INC.
FISCAL YEAR 2012 FORM 10-K

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
Forward-looking statements are based on currently available information and our current assumptions, expectations and projections about future events. You should not rely on our forward-looking statements. These statements are not guarantees of future performance and are subject to future events, risks and uncertainties – many of which are beyond our control or are currently unknown to us – as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. These risks and uncertainties include, but are not limited to, those described in Item 1A, "Risk Factors," and elsewhere in this report.
Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements other than as required by law. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the Securities and Exchange Commission ("SEC").

PART I

Item 1. Business.
Introduction
The Home Depot, Inc. is the world’s largest home improvement retailer based on Net Sales for the fiscal year ended February 3, 2013 ("fiscal 2012"). The Home Depot stores sell a wide assortment of building materials, home improvement products and lawn and garden products and provide a number of services. The Home Depot stores average approximately 104,000 square feet of enclosed space, with approximately 24,000 additional square feet of outside garden area. As of the end of fiscal 2012, we had 2,256 The Home Depot stores located throughout the United States including the Commonwealth of Puerto Rico and the territories of the U.S. Virgin Islands and Guam, Canada and Mexico. When we refer to "The Home Depot," the "Company," "we," "us" or "our" in this report, we are referring to The Home Depot, Inc. and its consolidated subsidiaries.
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

Our Business
Operating Strategy
In fiscal 2012, we continued to execute on our strategy focused on the following key initiatives:

•
Customer Service. Our customer service initiative is anchored on the principles of creating an emotional connection with our customers, putting customers first, taking care of our associates and simplifying the business. We underscored the importance of this initiative in fiscal 2012 by retraining all U.S. store associates on our Customers FIRST program prior to the Spring selling season. During fiscal 2012, we continued to invest in information technology and made certain strategic acquisitions to serve our customers more effectively. Through these efforts, we have continually improved our customer satisfaction survey results. We also sought to maintain competitive wages and incentive opportunities to attract, retain and motivate our associates.

•
Product Authority. Our product authority initiative is facilitated by our merchandising transformation and portfolio strategy, which is focused on delivering product innovation, assortment and value. In fiscal 2012, we introduced a wide range of innovative new products to our professional and do-it-yourself customers, while remaining focused on offering every day values in our stores.

•
Disciplined Capital Allocation, Productivity and Efficiency. We have advanced this initiative through building best-in-class competitive advantages in information technology and supply chain. During fiscal 2012, we completed the mechanization of our Rapid Deployment Center ("RDC") network, and we continue to focus on operating and optimizing our supply chain network. We also advanced this initiative through our continued focus on disciplined capital allocation and expense control, which drove higher returns on invested capital and allowed us to return value to shareholders through share repurchases and dividends.

•
Interconnected Retail. As customers increasingly expect to be able to buy how, when and where they want, we believe that providing a seamless shopping experience across multiple channels, with an expanded array of merchandise, will be a key enabler for future success. The interconnected retail initiative is woven throughout our business and connects our other three key initiatives. In fiscal 2012, we launched several projects to support this initiative, starting in the first quarter with the rollout of a significant upgrade to our website, which enhanced the layout, visual appearance and responsiveness of the site. We also began construction of a new distribution center to support direct-to-customer fulfillment, with a second distribution center also under development, and we added new customer call centers in Utah and Georgia. Lastly, we introduced new programs, such as Buy Online, Return In Store ("BORIS") and Buy Online, Ship to Store ("BOSS"), to expand upon Buy Online, Pick-Up In Store ("BOPIS"), which we introduced in fiscal 2011.

Customer Service
Our Customers. The Home Depot stores serve three primary customer groups, and we have different customer service approaches to meet their particular needs:

•
Do-It-Yourself ("D-I-Y") Customers. These customers are typically home owners who purchase products and complete their own projects and installations. Our associates assist these customers with specific product and installation questions both in our stores and through online resources and other media designed to provide product and project knowledge. We also offer a variety of clinics and workshops both to impart this knowledge and to build an emotional connection with our D-I-Y customers.

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

•
Professional Customers. These customers are primarily professional remodelers, general contractors, repairmen, small business owners and tradesmen. We offer a variety of special programs to these customers, including delivery and will-call services, dedicated staff, expanded credit programs, designated parking spaces close to store entrances and bulk pricing programs for both online and in-store purchases. We recognize the unique service needs of the professional customer and use our expertise to facilitate their buying experience.

In fiscal 2012, we undertook a number of projects and new developments to enhance our customers' shopping experiences. In addition to retraining our associates on the Customers FIRST program, we rolled out the "First Phone Junior" to all of our stores. This version combines the communication features of a phone with the product and inventory lookup features of our First Phone, but without its complex business analytics and product ordering features. We can now spread the basic functionality and customer service benefits of the First Phone throughout the store at a lower cost. We also implemented a new "Store to Store" feature, which allows our associates to look up inventory in other stores, reserve the inventory and complete the sales transaction for the customer. We continued to take tasking out of the stores so that our associates can focus on assisting customers. To improve our labor efficiency, we have developed tools for automated, in-aisle inventory management to replace our former manual, paper-driven processes. As of the end of fiscal 2012, approximately 57% of our store labor hours were dedicated to customer-facing activity, with a goal of reaching 60% by the end of fiscal 2013.
In fiscal 2012, we continued to automate our special order and installation process to improve transparency and communication and to simplify the customer experience, and we launched MyInstall on our website, which allows our customers to schedule appointments and track their projects online. Our recent strategic acquisitions are also aimed at improving our customers' home improvement experiences. Red Beacon, acquired at the end of fiscal 2011, is a website that helps our D-I-F-M customers find professionals to help them complete home improvement projects. This acquisition enables us to deliver on consumer expectations by making it easier to get these projects done; it allows us to help our professional customers find jobs; and it builds relationships with our customers. We also acquired two companies that provided services to our customers – a flooring measurement company and a kitchen and bath refacing company. These acquisitions enable us to strengthen and unify our customers' home services experience under The Home Depot brand.
We help our professional, D-I-Y and D-I-F-M customers finance their projects by offering private label credit products in our stores through third-party credit providers. In fiscal 2012, our customers opened approximately 2.5 million new The Home Depot private label credit accounts, and at fiscal year end the total number of The Home Depot active account holders was approximately 10 million. Private label credit card sales accounted for approximately 22% of sales in fiscal 2012. In addition, to improve customer convenience at the register, we completed our rollout of PayPal® as an in-store payment option and, in certain stores, implemented a program for customers to receive an electronic copy of their receipt.
Our Associates.   Our associates are key to our customer service initiative. We empower our associates to deliver excellent customer service through our Customers FIRST training program, and we have a number of Company-sponsored programs to recognize stores and individual associates for exceptional customer and community service. At the end of fiscal 2012, we employed approximately 340,000 associates, of whom approximately 21,000 were salaried, with the remainder compensated on an hourly or temporary basis. To attract and retain qualified personnel, we seek to maintain competitive salary and wage levels in each market we serve. We measure associate satisfaction regularly and maintain multiple means of ensuring effective communications with our associates. We believe that our employee relations are very good.
Product Authority
Our Products.   Our product portfolio strategy is aimed at delivering innovation, assortment and value. A typical The Home Depot store stocks approximately 30,000 to 40,000 products during the year, including both national brand name and proprietary items. We also offer over 600,000 products through our Home Depot and Home Decorators Collection websites. To enhance our merchandising capabilities, we continued to make improvements to our information technology tools in fiscal 2012 to give our merchants and suppliers greater visibility into category and item performance and to continue to increase the localized assortment in our stores. We also acquired BlackLocus, Inc., a data analytics and pricing firm, which will bring additional tools and capabilities to support our merchandising team.
In fiscal 2012, we introduced a number of innovative and distinctive products to our customers at attractive values. Examples of these new products include the second generation of EcoSmart® LED light bulbs, including the only Daylight Downlight LED sold in retail; an improved version of Behr® Premium Ultra Interior Paint & Primer in One; appliances from Electrolux®, Whirlpool® and Frigidaire®; the second generation of Ryobi® lithium battery technology for power tools; a "click version" of tile with realistic wood looks from TrafficMaster® Allure™; and one inch cellular window blinds under our Home Decorators Collection brand.
During fiscal 2012, we offered a number of proprietary and exclusive brands across a wide range of departments, such as Husky® hand tools and tool storage, Defiant® door locks, Everbilt® hardware fasteners, Hampton Bay® lighting and fans, Vigoro® lawn care products, RIDGID® and Ryobi® power tools and Glacier Bay® bath fixtures. We also introduced the HDX brand in February 2012, with products in the tools and hardware, storage and cleaning categories. We will continue to assess strategic alliances and relationships with suppliers and opportunities to expand the range of products available under brand names that are exclusive to The Home Depot.

From our Store Support Center, we maintain a global sourcing program to obtain high-quality products directly from manufacturers around the world. Our merchant team identifies and purchases innovative products directly for our stores. Additionally, we have three sourcing offices located in the Chinese cities of Shanghai, Shenzhen and Dalian, as well as sourcing offices in Gurgaon, India; Rome, Italy; Monterrey, Mexico and Toronto, Canada.
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
Energy Saving Products and Programs. As an industry leader, The Home Depot is committed to doing the right thing for our customers and the environment. By providing consumers a selection of environmentally preferred products that help them save money, energy and water, we are helping to ensure a more sustainable future. Through our Eco Options® Program introduced in 2007, we have created product categories that allow consumers to easily identify products that meet specifications for energy efficiency, water conservation, healthy home, clean air and sustainable forestry. As of the end of fiscal 2012, our Eco Options® Program has certified over 5,000 products. Through this program, we sell products such as ENERGY STAR® refrigerators, dishwashers, compact fluorescent light ("CFL") bulbs, EcoSmart® LED light bulbs, programmable thermostats, tankless "on demand" water heaters and other products, enabling our customers to save on their utility bills. LED light bulbs, which use approximately 85% less energy and last up to 20 years longer than traditional incandescent bulbs, continued to be one of our fastest growing categories for the year. We estimate that in fiscal 2012, sales of ENERGY STAR® qualified products helped consumers save over $700 million in annual utility costs. We also helped our customers save water through sales of WaterSense®-labeled bath faucets, showerheads, aerators and toilets. Through the sales of these products, we estimate that we have helped consumers save over 30 billion gallons of water and over $200 million in water bills.
In fiscal 2012, we made extensive updates to the Eco Options® page on our website to enable us to address growing customer demand for environmentally responsible and cost-saving products and projects. The newly enhanced site increases consumer awareness of the environmental impacts of various products, provides educational tips and identifies "green" projects. The site also helps consumers identify products included in the Eco Options® program, and it now includes a calculator to enable consumers to determine energy and water savings achievable by making small changes in their homes.
In partnership with the U.S. Green Building Council, we launched a website in fiscal 2012 to help our customers easily identify products with potential Leadership in Energy and Environmental Design ("LEED") point values. At the end of fiscal 2012, we had approximately 3,500 "LEED for Homes" products sold in our stores and online. The website, found at www.leed.homedepot.com, is designed to simplify the complexities of building green and arm our customers with the tools needed to navigate the LEED for Homes programs by providing tips, informative videos and educational content.
We continue to offer our nationwide, in-store CFL bulb recycling program launched in 2008. This service is offered to customers free of charge and is available in all U.S. stores. We also maintain an in-store rechargeable battery recycling program. Launched in 2001 and currently done in partnership with Call2Recycle, this program is also available to customers free of charge in all stores throughout the U.S. Through these recycling programs, in fiscal 2012 we helped recycle over 600,000 pounds of CFL bulbs and over 852,000 pounds of rechargeable batteries collected from our customers. In fiscal 2012, we also recycled over 98,000 lead acid batteries collected from our customers under our lead acid battery exchange program, as well as approximately 173,000 tons of cardboard through a nationwide cardboard recycling program across our U.S. stores.

Net Sales of Major Product Groups. The following table shows the percentage of Net Sales of each major product group (and related services) for each of the last three fiscal years:

Product Group	Percentage of Net Sales for Fiscal Year Ended
	February 3, 2013	January 29, 2012	January 30, 2011
Plumbing, electrical and kitchen	30.8%	30.5%	30.0%
Hardware and seasonal	29.4	29.5	29.4
Building materials, lumber and millwork	20.6	21.1	21.7
Paint and flooring	19.2	18.9	18.9
Total	100.0%	100.0%	100.0%
Net Sales outside the U.S. were $8.4 billion, $8.0 billion and $7.5 billion for fiscal 2012, 2011 and 2010, respectively. Long-lived assets outside the U.S. totaled $3.1 billion, $3.1 billion and $3.2 billion as of February 3, 2013, January 29, 2012 and January 30, 2011, respectively.
Seasonality.   Our business is subject to seasonal influences. Generally, our highest volume of sales occurs in our second fiscal quarter, and the lowest volume occurs during our fourth fiscal quarter. Fiscal 2012 included 53 weeks, rather than 52 weeks. As a result, our fourth fiscal quarter in 2012 included an extra week, which increased sales for that quarter.
Competition.   Our industry is highly competitive, with competition based primarily on customer service, price, store location and appearance, and quality, availability and assortment of merchandise. Although we are currently the world’s largest home improvement retailer, in each of the markets we serve there are a number of other home improvement stores, electrical, plumbing and building materials supply houses and lumber yards. With respect to some products and services, we also compete with specialty design stores, showrooms, discount stores, local, regional and national hardware stores, mail order firms, warehouse clubs, independent building supply stores and, to a lesser extent, other retailers, as well as with installers of home improvement products. In addition, we face growing competition from online and multichannel retailers.
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
Disciplined Capital Allocation, Productivity and Efficiency
Logistics.   Our supply chain operations are focused on creating a competitive advantage through ensuring product availability for our customers, effectively using our investment in inventory, and managing total supply chain costs. Our fiscal 2012 initiatives have been to further optimize and efficiently operate our network, build new logistics capabilities and improve our inventory management systems and processes.
Our distribution strategy is to provide the optimal flow path for a given product. RDCs play a key role in optimizing our network as they allow for aggregation of product needs for multiple stores to a single purchase order and then rapid allocation and deployment of inventory to individual stores upon arrival at the RDC. This results in a simplified ordering process and improved transportation and inventory management. To enhance our RDC network, we continued adding mechanization, and at the end of fiscal 2012, all 18 of our U.S. RDCs were mechanized. We also expanded our U.S. transload program for imported products to four facilities operated by third parties near ocean ports. Transload facilities allow us to improve our import logistics costs and inventory management by enabling imported product to flow through our RDC network.
Over the past several years, we have centralized our inventory planning and replenishment function and implemented new forecasting and replenishment technology. This has helped us to improve our in-stock rates and our inventory productivity at the same time. At the end of fiscal 2012, over 91% of our U.S. store products were ordered through central replenishment.
In addition to our 18 RDCs in the U.S., at the end of fiscal 2012, we operated 33 bulk distribution centers, which handle products distributed optimally on flat bed trucks, in the U.S. and Canada. We also operated 36 conventional distribution centers, which include stocking, direct fulfillment and specialty distribution centers, in the U.S., Canada and Mexico. We remain committed to leveraging our supply chain capabilities to fully utilize and optimize our improved logistics network.

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
In fiscal 2012, we continued to implement strict operational standards that establish energy efficient practices in all of our U.S. facilities. These include HVAC unit temperature regulation and adherence to strict lighting schedules, which are the largest sources of energy consumption in our stores, as well as use of energy management systems in each store to monitor energy efficiency. We estimate that by implementing and utilizing these energy saving programs, we have saved over 5.5 billion kilowatt hours (kWh) since 2004, and we are on track to meet our goal of a 20% reduction in kWh per square foot in our U.S. stores by 2015.
Through our supply chain efficiencies described above under "Logistics," we are targeting a 20% reduction in our domestic supply chain greenhouse gas emissions from 2008 to 2015, which would equate to annual fuel savings of approximately 25 million gallons. We also continued to monitor our "carbon footprint" from the operation of our stores as well as from our transportation and supply chain activities. Through our energy conservation and supply chain initiatives, we reduced our absolute carbon emissions by approximately 777,000 metric tons in 2011 compared to 2010.
With respect to construction of our stores, we partnered with the U.S. Green Building Council and have built seven LEED for New Construction certified or similarly certified stores. In 2012, we opened a new store in Lodi, California and used a grant from the U.S. Department of Energy to help design, monitor and verify the energy savings at that store. The building is designed to consume substantially less energy than the 2007 90.1 ASHRAE standards established by the American Society of Heating, Refrigerating and Air-Conditioning Engineers, an international society that sets forth HVAC and refrigeration standards to promote sustainability. We also implemented a rainwater reclamation pilot in 2010. As of the end of fiscal 2012, we have retrofitted 81 of our stores with reclamation tanks to collect rainwater and condensation from HVAC units and garden center roofs, which is in turn used to water plants in our outside garden centers. In September 2011, we opened a store in St. Croix in the U.S. Virgin Islands with both ground mount and roof mount solar panel systems, and we estimate the combined total annual energy production of these systems to be over 580 megawatt hours.
Our efforts have resulted in a number of environmental awards and recognitions. For example, in 2012, we were named "Retail Partner of the Year" by the ENERGY STAR® division of the U.S. Environmental Protection Agency (the "EPA") for our overall excellence in energy efficiency, and we received the EPA's WaterSense® "2012 Associate Education Excellence Award." We were also recognized as a "High Performer" by the Carbon Disclosure Project.
We are strongly committed to maintaining a safe shopping and working environment for our customers and associates and protecting the environment of the communities in which we do business. Our Environmental, Health & Safety ("EH&S") function is dedicated to ensuring the health and safety of our customers and associates, with trained associates who evaluate, develop, implement and enforce policies, processes and programs on a Company-wide basis. Our EH&S policies are woven into our everyday operations and are part of The Home Depot culture. Some common program elements include: daily store inspection checklists (by department); routine follow-up audits from our store-based safety team members and regional, district and store operations field teams; equipment enhancements and preventative maintenance programs to promote physical safety; departmental merchandising safety standards; training and education programs for all associates, with varying degrees of training provided based on an associate's role and responsibilities; and awareness, communication and recognition programs designed to drive operational awareness and understanding of EH&S issues.
Interconnected Retail
Our interconnected retail initiative supports and connects our three other key initiatives. In fiscal 2012, we focused on leveraging technology to improve our customer's retail experience and provide better access to and information about our products. As described above, these efforts included information technology solutions that take tasks out of the store and free our associates to devote more time to customer-facing activities. They also included significant website enhancements that allow customers to more easily find and purchase an expanded array of products and provide them with flexibility and convenience for their purchases (for example, through our BOPIS, BORIS, BOSS and "Store to Store" programs). Through our website, which can be accessed through computers, tablets, smart phones and other mobile devices, customers can purchase products and track their installation projects through MyInstall and can connect with our associates and with one another to gain product and project knowledge in areas that are important to them. For example, in fiscal 2012, we updated the Eco Options® page on our website to provide more information for our environmentally-minded customers, and we had convenience in mind when we introduced a mobile application that allows our customers to select and purchase products quickly. Furthermore, to increase the productivity and efficiency of our associates, merchants and suppliers and ensure that the right product is in the right place to meet our customers' needs, we continued to develop our distribution forecasting and replenishment system for enhanced inventory management.
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
We operate in markets that are highly competitive. We compete principally based on customer service, price, store location and appearance, and quality, availability and assortment of merchandise. In each market we serve, there are a number of other home improvement stores, electrical, plumbing and building materials supply houses and lumber yards. With respect to some products and services, we also compete with specialty design stores, showrooms, discount stores, local, regional and national hardware stores, mail order firms, warehouse clubs, independent building supply stores and, to a lesser extent, other retailers, as well as with installers of home improvement products. In addition, we face growing competition from online and multichannel retailers as our customers increasingly use computers, tablets, smart phones and other mobile devices to shop online. Intense competitive pressures from one or more of our competitors or our inability to adapt effectively and quickly to a changing competitive landscape could affect our prices, our margins or demand for our products and services. If we are unable to timely and appropriately respond to these competitive pressures, including through maintenance of superior customer service and customer relationships, our market share and our financial performance could be adversely affected.
We may not timely identify or effectively respond to consumer needs, expectations or trends, which could adversely affect our relationship with customers, the demand for our products and services, and our market share.
It is difficult to successfully predict the products and services our customers will demand. The success of our business depends in part on our ability to identify and respond promptly to evolving trends in demographics, consumer preferences, expectations and needs, and unexpected weather conditions, while also managing inventory levels. Further, we have an aging store base that requires maintenance to deliver the shopping environment our customers desire. Failure to maintain attractive stores and to timely identify or effectively respond to changing consumer preferences, expectations and home improvement needs could adversely affect our relationship with customers, the demand for our products and services, and our market share.
Our success depends upon our ability to attract, train and retain highly qualified associates while also controlling our labor costs.
Our customers expect a high level of customer service and product knowledge from our associates. To meet the needs and expectations of our customers, we must attract, train and retain a large number of highly qualified associates while at the same time controlling labor costs. Our ability to control labor costs is subject to numerous external factors, including prevailing wage rates and health and other insurance costs, as well as the impact of legislation or regulations governing labor relations or healthcare benefits. In addition, we compete with other retail businesses for many of our associates in hourly positions, and we invest significant resources in training and motivating them to maintain a high level of job satisfaction. These positions have historically had high turnover rates, which can lead to increased training and retention costs. There is no assurance that we will be able to attract or retain highly qualified associates in the future.

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
If we do not maintain the security of customer, associate, supplier or company information, we could damage our reputation, incur substantial additional costs and become subject to litigation.
Our information systems are vulnerable to an increasing threat of continually evolving cybersecurity risks. Any significant compromise or breach of our data security could significantly damage our reputation, cause the disclosure of confidential customer, associate, supplier or company information, and result in significant costs, lost sales, fines and lawsuits. While we have implemented systems and processes to protect against unauthorized access to secured data and prevent data loss, there is no guarantee that these procedures are adequate to safeguard against all data security breaches. The regulatory environment related to information security, data collection and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs.
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
Through our information technology developments, we are able to provide an improved overall shopping environment and a multichannel experience that empowers our customers to shop and interact with us from computers, tablets, smart phones and other mobile communication devices. We use our website both as a sales channel for our products and also as a method of providing product, project and other relevant information to our customers to drive both in-store and online sales. We have multiple online communities and knowledge centers that allow us to inform, assist and interact with our customers. Multichannel retailing is continually evolving and expanding, and we must effectively respond to changing customer expectations and new developments. Disruptions, failures or other performance issues with these customer-facing technology systems could impair the benefits that they provide to our online and in-store business and negatively affect our relationship with our customers.
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
If we are unable to manage effectively our installation service business, we could suffer lost sales and be subject to fines, lawsuits and damaged reputation.
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
We are subject to various federal, state and local laws and regulations that govern numerous aspects of our business. Recently, there have been a large number of legislative and regulatory initiatives and reforms, as well as increased enforcement of existing laws and regulations by federal, state and local agencies. Changes in, increased enforcement of, or adoption of new federal, state or local laws and regulations governing minimum wage or living wage requirements, other wage, labor or workplace regulations, the sale of some of our products, transportation, logistics, taxes, energy costs or environmental matters could increase our costs of doing business or impact our store operations. Healthcare reform under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 could adversely impact our labor costs and our ability to negotiate favorable terms under our benefit plans for our associates.
If we cannot successfully manage the unique challenges presented by international markets, we may not be successful in our international operations.
Our ability to successfully conduct retail operations in, and source from, international markets is affected by many of the same risks we face in our U.S. operations, as well as unique costs and difficulties of managing international operations. Our international operations, including any expansion in international markets, may be adversely affected by local laws and customs, U.S. laws applicable to foreign operations and other legal and regulatory constraints, as well as political and economic conditions. Risks inherent in international operations also include, among others, potential adverse tax consequences, greater difficulty in enforcing intellectual property rights, risks associated with the Foreign Corrupt Practices Act and local anti-bribery law compliance, challenges in our ability to identify and gain access to local suppliers and the impact of foreign currency exchange rates and fluctuations.
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

Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties.
The following tables show locations of the 1,976 The Home Depot stores located in the U.S. and its territories and the 280 The Home Depot stores outside the U.S. at the end of fiscal 2012:

U.S. Locations	Number of Stores	U.S. Locations	Number of Stores
Alabama	28	Montana	6
Alaska	7	Nebraska	8
Arizona	56	Nevada	21
Arkansas	14	New Hampshire	20
California	232	New Jersey	67
Colorado	46	New Mexico	13
Connecticut	29	New York	100
Delaware	9	North Carolina	40
District of Columbia	1	North Dakota	1
Florida	153	Ohio	70
Georgia	90	Oklahoma	16
Guam	1	Oregon	27
Hawaii	7	Pennsylvania	70
Idaho	11	Puerto Rico	8
Illinois	76	Rhode Island	8
Indiana	24	South Carolina	25
Iowa	10	South Dakota	1
Kansas	16	Tennessee	39
Kentucky	14	Texas	178
Louisiana	27	Utah	22
Maine	11	Vermont	3
Maryland	41	Virgin Islands	2
Massachusetts	45	Virginia	49
Michigan	70	Washington	45
Minnesota	33	West Virginia	6
Mississippi	14	Wisconsin	27
Missouri	34	Wyoming	5
		Total U.S.	1,976

International Locations	Number of Stores	International Locations	Number of Stores
Canada:		Mexico:
Alberta	27	Aguascalientes	1
British Columbia	26	Baja California Norte	5
Manitoba	6	Baja California Sur	2
New Brunswick	3	Chiapas	2
Newfoundland	1	Chihuahua	5
Nova Scotia	4	Coahuila	5
Ontario	86	Colima	2
Prince Edward Island	1	Distrito Federal	7
Quebec	22	Durango	1
Saskatchewan	4	Guanajuato	4
Total Canada	180	Guerrero	1
		Hidalgo	1
		Jalisco	6
		Michoacán	2
		Morelos	2
		Nuevo León	10
		Puebla	4
		Queretaro	3
		Quintana Roo	1
		San Luis Potosi	1
		Sinaloa	3
		Sonora	4
		State of Mexico	14
		Tabasco	1
		Tamaulipas	5
		Tlaxcala	1
		Veracruz	6
		Yucatan	1
		Total Mexico	100

During fiscal 2012, we opened three new The Home Depot stores in the U.S., including one relocation. We also opened nine new stores in Mexico. We closed seven stores in China.
Of our 2,256 stores operating at the end of fiscal 2012, approximately 90% were owned (including those owned subject to a ground lease) consisting of approximately 209.8 million square feet, and approximately 10% of such stores were leased consisting of approximately 24.7 million square feet.
Additionally, at the end of fiscal 2012, we had six Home Decorators Collection locations in Georgia, Illinois, Kansas, Missouri, New Jersey and Oklahoma, and one specialty paint and flooring location in Tianjin, China.
At the end of fiscal 2012, we operated 153 warehouses and distribution centers located in 35 states or provinces, consisting of approximately 37.2 million square feet, of which approximately 1.2 million is owned and approximately 36.0 million is leased.
Our executive, corporate staff, divisional staff and financial offices occupy approximately 2.2 million square feet of leased and owned space in Atlanta, Georgia. At the end of fiscal 2012 including the offices in Atlanta, we occupied an aggregate of approximately 3.5 million square feet, of which approximately 2.1 million square feet is owned and approximately 1.4 million square feet is leased, for store support centers and customer support centers.

Item 3. Legal Proceedings.
We are reporting the following proceedings to comply with SEC regulations, which require us to disclose certain information about proceedings arising under federal, state or local environmental provisions if we reasonably believe that such proceedings may result in monetary sanctions of $100,000 or more.
As previously reported, in September 2010, the Company was contacted by district attorneys in three counties in California within the South Coast Air Quality Management District (the "SCAQMD") and the City of Los Angeles regarding allegations that the Company sold products in those counties with VOC (volatile organic compound) levels in excess of amounts permitted by SCAQMD rules. In June 2011, two related complaints were filed in the Superior Court of California – County of Los Angeles against the Company. The first action was brought by the SCAQMD and alleges that the Company sold products with higher-than-permitted VOC levels. This action seeks $30 million in civil penalties and injunctive relief. The second action was brought by the Los Angeles City Attorney and the district attorneys of each of Orange, Riverside and San Bernardino counties and alleges that the Company engaged in unfair business practices and false advertising when selling these products. This action seeks unspecified civil penalties and injunctive relief. Both actions are scheduled to be tried together as a bench trial in May 2013. In March 2013, we tentatively reached a joint settlement agreement to resolve these actions for an aggregate of $6.9 million, plus $1.1 million in fees and costs. The settlement requires the approval of the trial court.

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

	Price Range		Cash Dividends Declared
	High	Low
Fiscal Year 2012
First Quarter Ended April 29, 2012	$52.03	$44.39	$0.29
Second Quarter Ended July 29, 2012	$53.71	$47.02	$0.29
Third Quarter Ended October 28, 2012	$63.20	$51.39	$0.29
Fourth Quarter Ended February 3, 2013	$67.82	$60.65	$0.39
Fiscal Year 2011
First Quarter Ended May 1, 2011	$38.48	$35.68	$0.25
Second Quarter Ended July 31, 2011	$37.46	$33.47	$0.25
Third Quarter Ended October 30, 2011	$37.22	$28.51	$0.29
Fourth Quarter Ended January 29, 2012	$45.41	$35.54	$0.29

As of March 11, 2013, there were approximately 146,000 shareholders of record of our common stock and approximately 1,066,000 additional "street name" holders whose shares are held of record by banks, brokers and other financial institutions.

Stock Performance Graph
The graph and table below present the Company’s cumulative total shareholder returns relative to the performance of the Standard & Poor’s 500 Composite Stock Index and the Standard & Poor’s Retail Composite Index for the five-year period commencing February 1, 2008, the last trading day of fiscal 2007, and ending February 1, 2013, the last trading day of fiscal 2012. The graph assumes $100 invested at the closing price of the Company’s common stock on the New York Stock Exchange and each index on February 1, 2008 and assumes that all dividends were reinvested on the date paid. The points on the graph represent fiscal year-end amounts based on the last trading day in each fiscal year.

	February 1, 2008	January 30, 2009	January 29, 2010	January 28, 2011	January 27, 2012	February 1, 2013
The Home Depot	$100.00	$73.23	$98.87	$133.58	$168.08	$257.62
S&P 500 Index	$100.00	$60.63	$80.72	$97.88	$103.10	$121.25
S&P Retail Composite Index	$100.00	$62.28	$96.88	$123.43	$140.22	$178.55

Issuer Purchases of Equity Securities
Since the inception of the Company's share repurchase program in fiscal 2002 through the end of fiscal 2012, the Company has repurchased shares of its common stock having a value of approximately $37.6 billion. The number and average price of shares purchased in each fiscal month of the fourth quarter of fiscal 2012 are set forth in the table below:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
Oct. 29, 2012 – Nov. 25, 2012	784,340	$63.56	737,172	$3,063,069,066
Nov. 26, 2012 – Dec. 23, 2012(3)	5,254,485	$62.49	5,252,936	$2,826,716,204
Dec. 24, 2012 – Feb. 3, 2013	6,502,215	$64.25	6,485,514	$2,410,014,073
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

(2)
The Company’s common stock repurchase program was initially announced on July 15, 2002. As of the end of fiscal 2012, the Board had approved purchases up to $40.0 billion, of which $2.4 billion remained available at the end of fiscal 2012. In February 2013, our Board of Directors authorized a new $17.0 billion share repurchase program that replaces the previous authorization.

(3)
In the third quarter of fiscal 2012, the Company paid $650 million under an Accelerated Share Repurchase ("ASR") agreement with a third-party financial institution and received an initial delivery of approximately 9 million shares. The transaction was completed in the fourth quarter of fiscal 2012, with the Company receiving approximately 2 million additional shares to settle the agreement. The Average Price Paid Per Share was calculated with reference to the average stock price of the Company's common stock over the term of the ASR agreement.

In March 2013, the Company entered into an ASR agreement with a third-party financial institution to repurchase $1.5 billion of the Company’s common stock. See Note 6 to the Consolidated Financial Statements included in this report. Shares received in connection with the ASR agreement will be reflected in the share repurchase table in future quarters.
Sales of Unregistered Securities
During the fourth quarter of fiscal 2012, the Company issued 436 deferred stock units under The Home Depot, Inc. NonEmployee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"). The deferred stock units were credited to the accounts of those nonemployee directors who elected to receive board retainers in the form of deferred stock units instead of cash during the fourth quarter of fiscal 2012. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.
During the fourth quarter of fiscal 2012, the Company credited 24,961 deferred stock units to participant accounts under The Home Depot FutureBuilder Restoration Plan pursuant to an exemption from the registration requirements of the Securities Act for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.

Item 6. Selected Financial Data.
The information required by this item is incorporated by reference to page F-1 of this report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Executive Summary and Selected Consolidated Statements of Earnings Data
For the fiscal year ended February 3, 2013 ("fiscal 2012"), we reported Net Earnings of $4.5 billion and Diluted Earnings per Share of $3.00 compared to Net Earnings of $3.9 billion and Diluted Earnings per Share of $2.47 for the fiscal year ended January 29, 2012 ("fiscal 2011"). The results for fiscal 2012 included a total charge of $145 million, net of tax, related to the closing of our remaining seven big box stores in China ("China store closings") in fiscal 2012, which had a negative impact of $0.10 to Diluted Earnings per Share. Excluding the charges related to the China store closings, Net Earnings were $4.7 billion and Diluted Earnings per Share were $3.10 for fiscal 2012.
Net Sales increased 6.2% to $74.8 billion for fiscal 2012 from $70.4 billion for fiscal 2011. Our comparable store sales increased 4.6% in fiscal 2012, driven by a 2.9% increase in our comparable store average ticket and an increase in our comparable store customer transactions. Comparable store sales for our U.S. stores increased 4.9% in fiscal 2012.
Fiscal 2012 consisted of 53 weeks compared with 52 weeks for fiscal 2011. The 53rd week added approximately $1.2 billion in Net Sales and increased Diluted Earnings per Share by approximately $0.07 for fiscal 2012.
In fiscal 2012, we continued to focus on the following four key initiatives:
Customer Service – Our focus on customer service is anchored on the principles of creating an emotional connection with customers, putting customers first and simplifying the business. In fiscal 2012, we opened new customer call centers in Utah and Georgia to support our interconnected business. In addition, as a result of initiatives such as our new scheduling system for our associates and a centralized return to vendor process initiated in fiscal 2011, we now have approximately 57% of our store labor hours dedicated to customer-facing activity and expect to achieve our goal of 60% in fiscal 2013. Through these and other efforts, we continue to see our customer satisfaction survey scores improve.
Product Authority – Our focus on product authority is facilitated by our merchandising transformation and portfolio strategy, which is aimed at delivering product innovation, assortment and value. As part of this effort, we introduced innovative new products and great values for both our professional and D-I-Y customers in a variety of departments. Also in fiscal 2012, we expanded some of our appliance showrooms to include the Electrolux®, Whirlpool® and Frigidaire® brands. These brands were also added to our e-commerce platform in fiscal 2012.
Disciplined Capital Allocation, Productivity and Efficiency – Our approach to driving productivity and efficiency is advanced through continuous operational improvement, incremental supply chain benefits, disciplined capital allocation and expense control and building shareholder value through higher returns on invested capital and total value returned to shareholders in the form of dividends and share repurchases. In fiscal 2012, we completed the mechanization of all of our RDCs, which we expect to further improve the cost effectiveness of this platform. Our inventory turnover ratio was 4.5 times at the end of fiscal 2012 compared to 4.3 times at the end of fiscal 2011.
We repurchased a total of 74 million shares for $4.0 billion through ASR agreements and the open market during fiscal 2012. In addition, in February 2013, our Board of Directors authorized a new $17.0 billion share repurchase program that replaces the previous authorization, and announced a 34% increase in our quarterly cash dividend to $0.39 per share.
Interconnected Retail – Our focus on interconnected retail is based on building a competitive platform across all commerce channels. During fiscal 2012, we launched improvements to our website, including MyInstall, which is designed to improve transparency and communication in installation projects and to simplify the customer experience. We made several enhancements to our professional customer website, including adding an online bulk pricing program that mirrors our in-store bulk pricing program. We also introduced new programs, such as Buy Online, Return In Store ("BORIS") and Buy Online, Ship To Store ("BOSS") in fiscal 2012, to expand upon Buy Online, Pick-Up In Store ("BOPIS"), which we introduced in fiscal 2011.
In May 2012, we acquired MeasureComp L.L.C., a flooring measurement and quote building company. MeasureComp's business was largely dedicated to The Home Depot and by in-sourcing this service under Home Depot Measurement Services, we expect to build a seamless process for our flooring customers that is designed to provide a better experience for them and a better close rate for us.
In October 2012, we completed the acquisition of U.S. Home Systems, Inc. ("USHS"). USHS was an exclusive provider of kitchen and bath refacing products and services as well as closet and garage organizational systems to The Home Depot. This acquisition will allow us to create more effective interconnection between our stores and the USHS in-home selling platform under Home Depot Interiors, similar to what we have done with our roofing, siding and windows businesses.

We also completed the acquisition of BlackLocus, Inc. in December 2012. BlackLocus is a data analytics and pricing company, which will bring additional tools and capabilities to support our merchandising team.
We opened twelve new stores, including nine new stores in Mexico, two new stores in the U.S. and one relocation in the U.S., and closed seven stores in China in fiscal 2012, for a total store count of 2,256 at the end of fiscal 2012. As of the end of fiscal 2012, a total of 280 of our stores, or 12.4%, were located in Canada and Mexico.
We generated $7.0 billion of cash flow from operations in fiscal 2012. We used this cash flow to fund $4.0 billion of share repurchases, pay $1.7 billion of dividends and fund $1.3 billion in capital expenditures.
Our return on invested capital (computed on net operating profit after tax for the trailing twelve months and the average of beginning and ending long-term debt and equity) was 17.0% for fiscal 2012 compared to 14.9% for fiscal 2011.

We believe the selected sales data, the percentage relationship between Net Sales and major categories in the Consolidated Statements of Earnings and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations.

	% of Net Sales			% Increase (Decrease) In Dollar Amounts
	Fiscal Year(1)
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
NET SALES	100.0%	100.0%	100.0%	6.2%	3.5%
GROSS PROFIT	34.6	34.5	34.3	6.5	4.1
Operating Expenses:
Selling, General and Administrative	22.1	22.8	23.3	3.0	1.1
Depreciation and Amortization	2.1	2.2	2.4	(0.3)	(2.7)
Total Operating Expenses	24.2	25.0	25.7	2.7	0.8
OPERATING INCOME	10.4	9.5	8.6	16.6	14.1
Interest and Other (Income) Expense:
Interest and Investment Income	—	—	—	N/M	N/M
Interest Expense	0.8	0.9	0.8	4.3	14.3
Other	(0.1)	—	0.1	N/M	(100.0)
Interest and Other, net	0.7	0.8	0.8	(8.1)	4.8
EARNINGS BEFORE PROVISION FOR INCOME TAXES	9.7	8.6	7.8	19.0	15.1
Provision for Income Taxes	3.6	3.1	2.8	22.9	12.9
NET EARNINGS	6.1%	5.5%	4.9%	16.8%	16.3%
SELECTED SALES DATA
Number of Customer Transactions (in millions)(2)	1,364.0	1,317.5	1,305.7	3.5%	0.9%
Average Ticket(2)	$54.89	$53.28	$51.93	3.0%	2.6%
Weighted Average Weekly Sales per Operating Store (in thousands)	$627	$601	$581	4.3%	3.4%
Weighted Average Sales per Square Foot(2)	$318.63	$299.00	$288.64	6.6%	3.6%
Comparable Store Sales Increase (%)(3)	4.6%	3.4%	2.9%	N/A	N/A
Note: Certain percentages may not sum to totals due to rounding.
—————

(1)
Fiscal years 2012, 2011 and 2010 refer to the fiscal years ended February 3, 2013, January 29, 2012 and January 30, 2011, respectively. Fiscal year 2012 includes 53 weeks; fiscal years 2011 and 2010 include 52 weeks.

(2)
The 53rd week of fiscal 2012 increased customer transactions by approximately 21 million, positively impacted average ticket by approximately $0.06 and positively impacted weighted average sales per square foot by approximately $5.51.

(3)
Includes Net Sales at locations open greater than 12 months, including relocated and remodeled stores and excluding closed stores. Retail stores become comparable on the Monday following their 365th day of operation. Comparable store sales is intended only as supplemental information and is not a substitute for Net Sales or Net Earnings presented in accordance with generally accepted accounting principles. Net Sales for the 53rd week of fiscal 2012 are not included in comparable store sales results for fiscal 2012.

N/M – Not Meaningful
N/A – Not Applicable

Results of Operations
For an understanding of the significant factors that influenced our performance during the past three fiscal years, the following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this report.
Fiscal 2012 Compared to Fiscal 2011
Net Sales
Fiscal 2012 consisted of 53 weeks compared to 52 weeks in fiscal 2011. Net Sales for fiscal 2012 increased 6.2% to $74.8 billion from $70.4 billion for fiscal 2011. The increase in Net Sales for fiscal 2012 reflects the impact of positive comparable store sales and $1.2 billion of Net Sales attributable to the additional week in fiscal 2012. Total comparable store sales increased 4.6% for fiscal 2012 compared to an increase of 3.4% for fiscal 2011.
The positive comparable store sales for fiscal 2012 reflect a number of factors including the execution of our key initiatives and an improved U.S. housing market. All of our departments except for one posted positive comparable store sales for fiscal 2012, and comparable store average ticket increased 2.9% for fiscal 2012. Comparable store sales for our Lumber, Flooring, Paint, Tools, Bath, Electrical, Lighting, Indoor Garden and Décor product categories were above or at the Company average for fiscal 2012. Comparable store sales for our Hardware, Plumbing, Outdoor Garden, Kitchen and Millwork product categories were positive for fiscal 2012. Comparable store sales for our Building Materials product category were negative for fiscal 2012, reflecting the impact of weather and difficult year-over-year comparisons in roofing due to storm and repair activity that drove sales in fiscal 2011.
Gross Profit
Gross Profit increased 6.5% to $25.8 billion for fiscal 2012 from $24.3 billion for fiscal 2011. Gross Profit for fiscal 2012 included a $10 million charge related to the China store closings. Gross Profit as a percent of Net Sales was 34.6% for fiscal 2012 compared to 34.5% for fiscal 2011, an increase of 10 basis points. The increase in gross profit margin in fiscal 2012 was driven primarily by a change in mix of products sold and benefits from our supply chain transformation in the U.S.
Operating Expenses
Selling, General and Administrative expenses ("SG&A") increased 3.0% to $16.5 billion for fiscal 2012 from $16.0 billion for fiscal 2011. SG&A for fiscal 2012 included a $135 million charge related to the China store closings. As a percent of Net Sales, SG&A was 22.1% for fiscal 2012 compared to 22.8% for fiscal 2011. Excluding the charge related to the China store closings, SG&A as a percent of Net Sales was 21.9% for fiscal 2012. The decrease in SG&A as a percent of Net Sales for fiscal 2012 reflects expense leverage resulting from the positive comparable store sales environment, strong expense controls, and lower credit card expense and casualty reserves, offset by the charge related to the China store closings.
Depreciation and Amortization was $1.6 billion for both fiscal 2012 and 2011. Depreciation and Amortization as a percent of Net Sales was 2.1% for fiscal 2012 compared to 2.2% for fiscal 2011. The decrease in Depreciation and Amortization as a percent of Net Sales reflects expense leverage in the positive comparable store sales environment.
Operating Income
Operating Income increased 16.6% to $7.8 billion for fiscal 2012 from $6.7 billion for fiscal 2011. Operating Income as a percent of Net Sales was 10.4% for fiscal 2012 compared to 9.5% for fiscal 2011. Excluding the charges related to the China store closings, Operating Income increased 18.8% to $7.9 billion for fiscal 2012.
Interest and Other, net
In fiscal 2012, we recognized $545 million of Interest and Other, net, compared to $593 million for fiscal 2011. Interest and Other, net, as a percent of Net Sales was 0.7% for fiscal 2012 compared to 0.8% for fiscal 2011. Interest and Other, net, for fiscal 2012 included a $67 million pretax benefit related to the termination of our guarantee of a senior secured loan of HD Supply, Inc. ("HD Supply Guarantee").
Provision for Income Taxes
Our combined effective income tax rate was 37.2% for fiscal 2012 compared to 36.0% for fiscal 2011. The effective income tax rate for fiscal 2012 was higher than fiscal 2011 as we were unable to realize any tax benefit from the $145 million of charges related to the China store closings. Excluding the charges related to the China store closings, our combined effective income tax rate was 36.5% for fiscal 2012. Additionally, the effective income tax rate for fiscal 2011 reflects a benefit from the reversal of a valuation allowance related to the utilization of capital loss carryforwards as well as certain favorable state and local tax settlements.
Diluted Earnings per Share
Diluted Earnings per Share were $3.00 for fiscal 2012 compared to $2.47 for fiscal 2011. Excluding the charges related to the China store closings, Diluted Earnings per Share were $3.10 for fiscal 2012. The 53rd week increased Diluted Earnings per Share by approximately $0.07 for fiscal 2012. Diluted Earnings per Share for fiscal 2012 also reflect $0.11 of benefit from repurchases of our common stock in the twelve months ended February 3, 2013.
Non-GAAP Measures
To provide clarity, internally and externally, about our operating performance, we supplement our reporting with non-GAAP financial measures to reflect certain adjustments. The results for fiscal 2012 included a $145 million charge, net of tax, related to the China store closings as described more fully in Note 2 to the Consolidated Financial Statements. There were no adjustments for fiscal 2011 or 2010 for events of unusual nature or frequency. We believe these non-GAAP financial measures better enable management and investors to understand and analyze our performance by providing them with meaningful information relevant to events of unusual nature or frequency that impact the comparability of underlying business results from period to period. However, this supplemental information should not be considered in isolation or as a substitute for the related GAAP measures. The following reconciles the non-GAAP financial measures to the corresponding GAAP measures for fiscal 2012 (amounts in millions, except per share data):

	Fiscal Year Ended February 3, 2013
	As Reported	Adjustments	Non-GAAP Measures	% of Net Sales
Gross Profit	$25,842	$(10)	$25,852	34.6%
Selling, General and Administrative	16,508	135	16,373	21.9
Operating Income	7,766	(145)	7,911	10.6
Net Earnings	4,535	(145)	4,680	6.3%
Diluted Earnings per Share	$3.00	$(0.10)	$3.10	N/A
Fiscal 2011 Compared to Fiscal 2010
Net Sales
Net Sales for fiscal 2011 increased 3.5% to $70.4 billion from $68.0 billion for fiscal 2010. The increase in Net Sales for fiscal 2011 reflects the impact of positive comparable store sales. Total comparable store sales increased 3.4% for fiscal 2011 compared to an increase of 2.9% for fiscal 2010.
The positive comparable store sales for fiscal 2011 reflect a number of factors including the execution of our key initiatives, economic growth and favorable weather conditions. We experienced positive comparable store sales in 13 of our 15 departments for fiscal 2011. Comparable store sales for our Building Materials, Paint, Hardware, Tools, Plumbing, Electrical, Kitchen and Décor product categories were above the Company average for fiscal 2011. Comparable store sales for our Flooring, Bath, Lighting, Outdoor Garden and Indoor Garden product categories were positive for fiscal 2011. Comparable store sales for our Lumber and Millwork product categories were negative for fiscal 2011. The increase in comparable store sales also reflects a 2.6% increase in our comparable store average ticket and an 0.8% increase in our comparable store customer transactions.
Gross Profit
Gross Profit increased 4.1% to $24.3 billion for fiscal 2011 from $23.3 billion for fiscal 2010. Gross Profit as a percent of Net Sales was 34.5% for fiscal 2011 compared to 34.3% for fiscal 2010, an increase of 20 basis points. The increase in gross profit margin in fiscal 2011 was driven primarily by benefits arising from our supply chain transformation in the U.S., which was partially offset by higher shrink compared to fiscal 2010.
Operating Expenses
SG&A increased 1.1% to $16.0 billion for fiscal 2011 from $15.8 billion for fiscal 2010. As a percent of Net Sales, SG&A was 22.8% for fiscal 2011 compared to 23.3% for fiscal 2010. The decrease in SG&A as a percent of Net Sales for fiscal 2011 reflects expense leverage in the positive comparable store sales environment partially offset by a $32 million impairment charge for a non-core carpet cleaning and cabinet refinishing business that was sold in fiscal 2011 and $26 million of expenses related to natural disasters. Additionally, we experienced an expense benefit of $44 million in fiscal 2010 related to our private label credit card that did not repeat in fiscal 2011.
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
Interest and Other, net
In fiscal 2011, we recognized $593 million of Interest and Other, net, compared to $566 million for fiscal 2010. Interest and Other, net, as a percent of Net Sales was 0.8% for both fiscal 2011 and 2010. Interest and Other, net, for fiscal 2010 reflects a $51 million pretax charge related to the extension of our HD Supply Guarantee. Additionally, we experienced a $44 million benefit in fiscal 2010 that arose from favorable Internal Revenue Service guidance and a resulting reversal of an interest accrual.
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

Liquidity and Capital Resources
Cash flow generated from operations provides us with a significant source of liquidity. For fiscal 2012, Net Cash Provided by Operating Activities was $7.0 billion compared to $6.7 billion for fiscal 2011. This increase reflects a $652 million increase in Net Earnings resulting from higher comparable store sales and expense controls. In support of sales growth, we grew merchandise inventory. The increase in inventory, net of the corresponding increase in accounts payable and accrued expenses, partially offsets the increase in operating cash flows generated by Net Earnings by $330 million.
Net Cash Used in Investing Activities for fiscal 2012 was $1.4 billion compared to $1.1 billion for fiscal 2011. This change was primarily due to a $105 million increase in Payments for Businesses Acquired, net, in fiscal 2012 compared to fiscal 2011, no Proceeds from Sale of Business, net, in fiscal 2012 compared to $101 million in fiscal 2011 related to the sale of a non-core carpet cleaning and cabinet refinishing business, and a $91 million increase in Capital Expenditures in fiscal 2012 compared to fiscal 2011.
Net Cash Used in Financing Activities for fiscal 2012 was $5.0 billion compared to $4.0 billion for fiscal 2011. This change was primarily the result of how we funded our share repurchase program. In fiscal 2012, we repurchased $4.0 billion of our outstanding shares of common stock using cash flow generated from operations. In fiscal 2011, we repurchased $3.5 billion of our outstanding shares, and funded $1.0 billion of those repurchases with proceeds from long-term borrowings. We did not issue any long-term borrowings in fiscal 2012. The repurchases of common stock in fiscal 2012 were partially offset by $478 million more in proceeds from sales of common stock due to increased stock option exercises in fiscal 2012 compared to fiscal 2011.
In fiscal 2012, we entered into ASR agreements with third-party financial institutions to repurchase $3.05 billion of our common stock. Under the agreements, we paid $3.05 billion to the financial institutions, using cash on hand, and received a total of 58 million shares in fiscal 2012. Also in fiscal 2012, we repurchased 16 million additional shares of our common stock for $950 million through the open market. Since the inception of our share repurchase program in fiscal 2002, we have repurchased 1.0 billion shares of our common stock for a total of $37.6 billion. In February 2013, our Board of Directors authorized a new $17.0 billion share repurchase program that replaces the previous authorization.

In March 2011, we issued $1.0 billion of 4.40% Senior Notes due April 1, 2021 at a discount of $2 million and $1.0 billion of 5.95% Senior Notes due April 1, 2041 at a discount of $4 million (together, the "March 2011 issuance"). Interest on these Senior Notes is due semi-annually on April 1 and October 1 of each year, beginning October 1, 2011. The net proceeds of the March 2011 issuance were used to repurchase $1.0 billion of our common stock, and the balance of the net proceeds was used to repay our 5.20% Senior Notes that matured March 1, 2011 in the aggregate principal amount of $1.0 billion.
In connection with the March 2011 issuance, we entered into an ASR agreement with a third-party financial institution to repurchase $1.0 billion of our common stock. Under the agreement, we paid $1.0 billion to the financial institution and received a total of 27 million shares in fiscal 2011.
In March 2011, we entered into an interest rate swap that expires on March 1, 2016, with a notional amount of $500 million, accounted for as a fair value hedge, that swaps fixed rate interest on our 5.40% Senior Notes due March 1, 2016 for variable interest equal to LIBOR plus 300 basis points. At February 3, 2013, the approximate fair value of this agreement was an asset of $36 million, which is the estimated amount we would have received to settle the agreement.
Also at February 3, 2013, we had outstanding interest rate swaps, accounted for as fair value hedges, that expire on December 16, 2013 with a notional amount of $1.25 billion that swap fixed rate interest on our $1.25 billion 5.25% Senior Notes due December 16, 2013 for variable interest equal to LIBOR plus 259 basis points. At February 3, 2013, the approximate fair value of these agreements was an asset of $28 million, which is the estimated amount we would have received to settle the agreements.
We have commercial paper programs that allow for borrowings up to $2.0 billion. In connection with the programs, we have a back-up credit facility with a consortium of banks for borrowings up to $2.0 billion. As of February 3, 2013, there were no borrowings outstanding under the commercial paper programs or the related credit facility. The credit facility expires in July 2017 and contains various restrictive covenants. As of February 3, 2013, we were in compliance with all of the covenants, and they are not expected to impact our liquidity or capital resources. See Note 5 to our Consolidated Financial Statements for further discussion of our commercial paper programs and related credit facility.
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
In connection with the sale of HD Supply on August 30, 2007, we guaranteed a $1.0 billion senior secured amortizing term loan of HD Supply. The original expiration date of the guarantee was August 30, 2012. In March 2010, we amended the guarantee to extend the expiration date to April 1, 2014. The fair value of the guarantee at August 30, 2007 was $16 million and was recorded as a liability in Other Long-Term Liabilities. The extension of the guarantee increased the fair value of the guarantee to $67 million, resulting in a $51 million charge to Interest and Other, net, for fiscal 2010. In April 2012, the term loan guarantee was terminated. As a result, we reversed the $67 million liability related to the guarantee, resulting in a $67 million pretax benefit to Interest and Other, net, for fiscal 2012.
As of February 3, 2013, we had $2.5 billion in Cash and Cash Equivalents. We believe that our current cash position, access to the debt capital markets and cash flow generated from operations should be sufficient to enable us to complete our capital expenditure programs and fund dividend payments, share repurchases and any required long-term debt payments through the next several fiscal years. In addition, we have funds available from our commercial paper programs and the ability to obtain alternative sources of financing.
In March 2013, we entered into an ASR agreement with a third-party financial institution to repurchase $1.5 billion of our common stock. Under the agreement, we will pay $1.5 billion to the financial institution, using cash on hand, and receive an initial delivery of approximately 18 million shares in the first quarter of fiscal 2013. The final number of shares delivered upon settlement of the agreement will be determined with reference to the average price of our common stock over the term of the ASR agreement.
Off-Balance Sheet Arrangements
In accordance with generally accepted accounting principles, operating leases for a portion of our real estate and other assets are not reflected in our Consolidated Balance Sheets.

Contractual Obligations
The following table summarizes our significant contractual obligations as of February 3, 2013 (amounts in millions):

	Payments Due by Fiscal Year
Contractual Obligations	Total	2013	2014-2015	2016-2017	Thereafter
Total Debt(1)	$10,256	$1,252	$3	$3,001	$6,000
Interest Payments on Debt(2)	7,798	517	963	732	5,586
Capital Lease Obligations(3)	1,305	112	206	190	797
Operating Leases	8,208	856	1,554	1,238	4,560
Purchase Obligations(4)	2,485	1,531	954	—	—
Unrecognized Tax Benefits(5)	105	105	—	—	—
Total	$30,157	$4,373	$3,680	$5,161	$16,943
 —————

(1)	Excludes present value of capital lease obligations, fair value of interest rate swaps and unamortized debt discounts.

(2)	Interest payments are at current interest rates including the impact of active interest rate swaps.

(3)	Includes $813 million of imputed interest.

(4)
Purchase obligations include all legally binding contracts such as firm commitments for inventory purchases, utility purchases, capital expenditures, software acquisitions and license commitments and legally binding service contracts. Purchase orders that are not binding agreements are excluded from the table above.

(5)	Excludes $533 million of noncurrent unrecognized tax benefits due to uncertainty regarding the timing of future cash payments.

Quantitative and Qualitative Disclosures about Market Risk
Our exposure to market risk results primarily from fluctuations in interest rates. Interest rate swap agreements are used, at times, to manage our fixed/floating rate debt portfolio. At February 3, 2013, after giving consideration to our interest rate swap agreements, approximately 82% of our debt portfolio was comprised of fixed-rate debt and 18% was floating-rate debt. A 1.0 percentage point change in the interest costs of floating-rate debt would not have a material impact on our financial condition or results of operations.
As of February 3, 2013 we had, net of discounts, $10.3 billion of Senior Notes outstanding. The aggregate market value of these publicly traded Senior Notes as of February 3, 2013 was approximately $12.2 billion.
Although we have international operating entities, our exposure to foreign currency rate fluctuations is not significant to our financial condition or results of operations.
Impact of Inflation, Deflation and Changing Prices
We have experienced inflation and deflation related to our purchase of certain commodity products. We do not believe that changing prices for commodities have had a material effect on our Net Sales or results of operations. Although we cannot precisely determine the overall effect of inflation and deflation on operations, we do not believe inflation and deflation have had a material effect on our financial condition or results of operations.

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
Merchandise Inventories
Our Merchandise Inventories are stated at the lower of cost (first-in, first-out) or market, with approximately 76% valued under the retail inventory method and the remainder under a cost method. Retailers like us, with many different types of merchandise at low unit cost and a large number of transactions, frequently use the retail inventory method. Under the retail inventory method, Merchandise Inventories are stated at cost, which is determined by applying a cost-to-retail ratio to the ending retail value of inventories. As our inventory retail value is adjusted regularly to reflect market conditions, our inventory valued under the retail method approximates the lower of cost or market. We evaluate our inventory valued under a cost method at the end of each quarter to ensure that it is carried at the lower of cost or market. The valuation allowance for Merchandise Inventories valued under a cost method was not material to our Consolidated Financial Statements as of the end of fiscal 2012 or 2011.
Independent physical inventory counts or cycle counts are taken on a regular basis in each store and distribution center to ensure that amounts reflected in the accompanying Consolidated Financial Statements for Merchandise Inventories are properly stated. During the period between physical inventory counts in our stores, we accrue for estimated losses related to shrink on a store-by-store basis. Shrink (or in the case of excess inventory, "swell") is the difference between the recorded amount of inventory and the physical inventory. Shrink may occur due to theft, loss, inaccurate records for the receipt of inventory or deterioration of goods, among other things. We estimate shrink as a percent of Net Sales using the average shrink results from the previous two physical inventories. The estimates are evaluated quarterly and adjusted based on recent shrink results and current trends in the business. Actual shrink results did not vary materially from estimated amounts for fiscal 2012, 2011 or 2010.
Self-Insurance
We have established liabilities for certain losses related to general liability (including products liability), workers’ compensation, employee group medical and automobile claims for which we are self-insured. Our self-insured retention or deductible, as applicable, for each claim involving general liability, workers' compensation and automobile liability is limited to $25 million, $1 million and $1 million, respectively. We do not have any stop loss limits for self-insured employee group medical claims. Our liabilities represent estimates of the ultimate cost for claims incurred as of the balance sheet date. The estimated liabilities are not discounted and are established based upon analysis of historical data and actuarial estimates. The liabilities are reviewed by management and third-party actuaries on a regular basis to ensure that they are appropriate. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity or frequency of claims, medical cost inflation or fluctuations in premiums, differ from our estimates, our results of operations could be impacted. Actual results related to these types of claims did not vary materially from estimated amounts for fiscal 2012, 2011 or 2010.
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
We make critical assumptions and estimates in completing impairment assessments of long-lived assets. Our cash flow projections look several years into the future and include assumptions on variables such as future sales and operating margin growth rates, economic conditions, market competition and inflation. A 10% decrease in the estimated undiscounted cash flows for the stores with indicators of impairment would not have a material impact on our results of operations. Our estimates of fair market value are generally based on market appraisals of owned locations and estimates on the amount of potential sublease income and the time required to sublease for leased locations. A 10% decrease in estimated sublease income and a 10% increase in the time required to sublease would not have a material impact on our results of operations. We recorded impairments and lease obligation costs on closings and relocations in the ordinary course of business, as well as for the China store closings in fiscal 2012, which were not material to the Consolidated Financial Statements in fiscal 2012, 2011 or 2010.
Goodwill and Other Intangible Assets
Goodwill represents the excess of purchase price over the fair value of net assets acquired. We do not amortize goodwill but do assess the recoverability of goodwill in the third quarter of each fiscal year, or more often if indicators warrant, by determining whether the fair value of each reporting unit supports its carrying value. We assess qualitative factors to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount as a basis for determining whether it is necessary to complete quantitative impairment assessments. During fiscal 2012, for all reporting units other than our China reporting unit, we used qualitative factors to determine that our goodwill balances for each reporting unit were not impaired. For our China reporting unit, we recorded a charge of $97 million to impair all of the goodwill associated with that reporting unit in fiscal 2012. Impairment charges related to our remaining goodwill were not material for fiscal 2012, 2011 or 2010.
We amortize the cost of other intangible assets over their estimated useful lives, which range up to ten years, unless such lives are deemed indefinite. Intangible assets with indefinite lives are tested in the third quarter of each fiscal year for impairment, or more often if indicators warrant. Impairment charges related to our other intangible assets were not material for fiscal 2012, 2011 or 2010.

Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income" ("ASU No. 2011-05"). ASU No. 2011-05 eliminates the option to report other comprehensive income and its components in the Consolidated Statements of Stockholders' Equity and Comprehensive Income. Under ASU No. 2011-05, an entity can elect to present items of net earnings and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. This guidance was effective for annual reporting periods beginning after December 15, 2011 and for interim and annual reporting periods thereafter, and retrospective application was required. This guidance impacted the presentation of our Consolidated Financial Statements.

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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 3, 2013 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of February 3, 2013 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of February 3, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included on page 28 in this Form 10-K.

/s/ FRANCIS S. BLAKE	/s/ CAROL B. TOMÉ
Francis S. Blake Chairman & Chief Executive Officer	Carol B. Tomé Chief Financial Officer & Executive Vice President – Corporate Services

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Home Depot, Inc.:
We have audited The Home Depot, Inc.’s internal control over financial reporting as of February 3, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Home Depot, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, The Home Depot, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 3, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of The Home Depot, Inc. and subsidiaries as of February 3, 2013 and January 29, 2012, and the related Consolidated Statements of Earnings, Comprehensive Income, Stockholders’ Equity, and Cash Flows for each of the fiscal years in the three-year period ended February 3, 2013, and our report dated March 28, 2013 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Atlanta, Georgia
March 28, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Home Depot, Inc.:
We have audited the accompanying Consolidated Balance Sheets of The Home Depot, Inc. and subsidiaries as of February 3, 2013 and January 29, 2012, and the related Consolidated Statements of Earnings, Comprehensive Income, Stockholders’ Equity, and Cash Flows for each of the fiscal years in the three-year period ended February 3, 2013. These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.
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
In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of The Home Depot, Inc. and subsidiaries as of February 3, 2013 and January 29, 2012, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended February 3, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Home Depot, Inc.’s internal control over financial reporting as of February 3, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 28, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Atlanta, Georgia
March 28, 2013

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

amounts in millions, except share and per share data	February 3, 2013	January 29, 2012
ASSETS
Current Assets:
Cash and Cash Equivalents	$2,494	$1,987
Receivables, net	1,395	1,245
Merchandise Inventories	10,710	10,325
Other Current Assets	773	963
Total Current Assets	15,372	14,520
Property and Equipment, at cost	38,491	38,975
Less Accumulated Depreciation and Amortization	14,422	14,527
Net Property and Equipment	24,069	24,448
Notes Receivable	140	135
Goodwill	1,170	1,120
Other Assets	333	295
Total Assets	$41,084	$40,518
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$5,376	$4,856
Accrued Salaries and Related Expenses	1,414	1,372
Sales Taxes Payable	472	391
Deferred Revenue	1,270	1,147
Income Taxes Payable	22	23
Current Installments of Long-Term Debt	1,321	30
Other Accrued Expenses	1,587	1,557
Total Current Liabilities	11,462	9,376
Long-Term Debt, excluding current installments	9,475	10,758
Other Long-Term Liabilities	2,051	2,146
Deferred Income Taxes	319	340
Total Liabilities	23,307	22,620
STOCKHOLDERS’ EQUITY
Common Stock, par value $0.05; authorized: 10 billion shares; issued: 1.754 billion shares at February 3, 2013 and 1.733 billion shares at January 29, 2012; outstanding: 1.484 billion shares at February 3, 2013 and 1.537 billion shares at January 29, 2012	88	87
Paid-In Capital	7,948	6,966
Retained Earnings	20,038	17,246
Accumulated Other Comprehensive Income	397	293
Treasury Stock, at cost, 270 million shares at February 3, 2013 and 196 million shares at January 29, 2012	(10,694)	(6,694)
Total Stockholders’ Equity	17,777	17,898
Total Liabilities and Stockholders’ Equity	$41,084	$40,518
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Fiscal Year Ended(1)
amounts in millions, except per share data	February 3, 2013	January 29, 2012	January 30, 2011
NET SALES	$74,754	$70,395	$67,997
Cost of Sales	48,912	46,133	44,693
GROSS PROFIT	25,842	24,262	23,304
Operating Expenses:
Selling, General and Administrative	16,508	16,028	15,849
Depreciation and Amortization	1,568	1,573	1,616
Total Operating Expenses	18,076	17,601	17,465
OPERATING INCOME	7,766	6,661	5,839
Interest and Other (Income) Expense:
Interest and Investment Income	(20)	(13)	(15)
Interest Expense	632	606	530
Other	(67)	—	51
Interest and Other, net	545	593	566
EARNINGS BEFORE PROVISION FOR INCOME TAXES	7,221	6,068	5,273
Provision for Income Taxes	2,686	2,185	1,935
NET EARNINGS	$4,535	$3,883	$3,338
Weighted Average Common Shares	1,499	1,562	1,648
BASIC EARNINGS PER SHARE	$3.03	$2.49	$2.03
Diluted Weighted Average Common Shares	1,511	1,570	1,658
DILUTED EARNINGS PER SHARE	$3.00	$2.47	$2.01
 —————

(1)	Fiscal year ended February 3, 2013 includes 53 weeks. Fiscal years ended January 29, 2012 and January 30, 2011 include 52 weeks.
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended(1)
amounts in millions	February 3, 2013	January 29, 2012	January 30, 2011
Net Earnings	$4,535	$3,883	$3,338
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	100	(143)	206
Cash Flow Hedges, net of tax	5	5	(116)
Other	(1)	(14)	(7)
Total Other Comprehensive Income (Loss)	104	(152)	83
COMPREHENSIVE INCOME	$4,639	$3,731	$3,421
 —————

(1)	Fiscal year ended February 3, 2013 includes 53 weeks. Fiscal years ended January 29, 2012 and January 30, 2011 include 52 weeks.
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Paid-In Capital	Retained Earnings		Treasury Stock		Stockholders’ Equity
amounts in millions, except per share data	Shares	Amount				Shares	Amount
Balance, January 31, 2010	1,716	$86	$6,304	$13,226	$362	(18)	$(585)	$19,393
Net Earnings	—	—	—	3,338	—	—	—	3,338
Shares Issued Under Employee Stock Plans	6	—	42	—	—	—	—	42
Tax Effect of Stock-Based Compensation	—	—	2	—	—	—	—	2
Foreign Currency Translation Adjustments	—	—	—	—	206	—	—	206
Cash Flow Hedges, net of tax	—	—	—	—	(116)	—	—	(116)
Stock Options, Awards and Amortization of Restricted Stock	—	—	214	—	—	—	—	214
Repurchases of Common Stock	—	—	—	—	—	(81)	(2,608)	(2,608)
Cash Dividends ($0.945 per share)	—	—	—	(1,569)	—	—	—	(1,569)
Other	—	—	(6)	—	(7)	—	—	(13)
Balance, January 30, 2011	1,722	$86	$6,556	$14,995	$445	(99)	$(3,193)	$18,889
Net Earnings	—	—	—	3,883	—	—	—	3,883
Shares Issued Under Employee Stock Plans	11	1	196	—	—	—	—	197
Tax Effect of Stock-Based Compensation	—	—	(2)	—	—	—	—	(2)
Foreign Currency Translation Adjustments	—	—	—	—	(143)	—	—	(143)
Cash Flow Hedges, net of tax	—	—	—	—	5	—	—	5
Stock Options, Awards and Amortization of Restricted Stock	—	—	215	—	—	—	—	215
Repurchases of Common Stock	—	—	—	—	—	(97)	(3,501)	(3,501)
Cash Dividends ($1.04 per share)	—	—	—	(1,632)	—	—	—	(1,632)
Other	—	—	1	—	(14)	—	—	(13)
Balance, January 29, 2012	1,733	$87	$6,966	$17,246	$293	(196)	$(6,694)	$17,898
Net Earnings	—	—	—	4,535	—	—	—	4,535
Shares Issued Under Employee Stock Plans	21	1	678	—	—	—	—	679
Tax Effect of Stock-Based Compensation	—	—	82	—	—	—	—	82
Foreign Currency Translation Adjustments	—	—	—	—	100	—	—	100
Cash Flow Hedges, net of tax	—	—	—	—	5	—	—	5
Stock Options, Awards and Amortization of Restricted Stock	—	—	218	—	—	—	—	218
Repurchases of Common Stock	—	—	—	—	—	(74)	(4,000)	(4,000)
Cash Dividends ($1.16 per share)	—	—	—	(1,743)	—	—	—	(1,743)
Other	—	—	4	—	(1)	—	—	3
Balance, February 3, 2013	1,754	$88	$7,948	$20,038	$397	(270)	$(10,694)	$17,777
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended(1)
amounts in millions	February 3, 2013	January 29, 2012	January 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$4,535	$3,883	$3,338
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,684	1,682	1,718
Stock-Based Compensation Expense	218	215	214
Goodwill Impairment	97	—	—
Changes in Assets and Liabilities, net of the effects of acquisitions and disposition:
Receivables, net	(143)	(170)	(102)
Merchandise Inventories	(350)	256	(355)
Other Current Assets	93	159	12
Accounts Payable and Accrued Expenses	698	422	(133)
Deferred Revenue	121	(29)	10
Income Taxes Payable	87	14	(85)
Deferred Income Taxes	107	170	104
Other Long-Term Liabilities	(180)	(2)	(61)
Other	8	51	(75)
Net Cash Provided by Operating Activities	6,975	6,651	4,585
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures, net of $98, $25 and $62 of non-cash capital expenditures in fiscal 2012, 2011 and 2010, respectively	(1,312)	(1,221)	(1,096)
Proceeds from Sale of Business, net	—	101	—
Payments for Businesses Acquired, net	(170)	(65)	—
Proceeds from Sales of Property and Equipment	50	56	84
Net Cash Used in Investing Activities	(1,432)	(1,129)	(1,012)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Long-Term Borrowings, net of discount	—	1,994	998
Repayments of Long-Term Debt	(32)	(1,028)	(1,029)
Repurchases of Common Stock	(3,984)	(3,470)	(2,608)
Proceeds from Sales of Common Stock	784	306	104
Cash Dividends Paid to Stockholders	(1,743)	(1,632)	(1,569)
Other Financing Activities	(59)	(218)	(347)
Net Cash Used in Financing Activities	(5,034)	(4,048)	(4,451)
Change in Cash and Cash Equivalents	509	1,474	(878)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2)	(32)	2
Cash and Cash Equivalents at Beginning of Year	1,987	545	1,421
Cash and Cash Equivalents at End of Year	$2,494	$1,987	$545
SUPPLEMENTAL DISCLOSURE OF CASH PAYMENTS MADE FOR:
Interest, net of interest capitalized	$617	$580	$579
Income Taxes	$2,482	$1,865	$2,067
 —————

(1)	Fiscal year ended February 3, 2013 includes 53 weeks. Fiscal years ended January 29, 2012 and January 30, 2011 include 52 weeks.
See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business, Consolidation and Presentation
The Home Depot, Inc. and its subsidiaries (the "Company") operate The Home Depot stores, which are full-service, warehouse-style stores averaging approximately 104,000 square feet of enclosed space, with approximately 24,000 additional square feet of outside garden area. The stores stock approximately 30,000 to 40,000 different kinds of building materials, home improvement supplies and lawn and garden products that are sold to do-it-yourself customers, do-it-for-me customers and professional customers. The Company also offers over 600,000 products through its Home Depot and Home Decorators Collection websites. At the end of fiscal 2012, the Company was operating 2,256 The Home Depot stores, which included 1,976 stores in the United States, including the Commonwealth of Puerto Rico and the territories of the U.S. Virgin Islands and Guam ("U.S."), 180 stores in Canada and 100 stores in Mexico. The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.
Fiscal Year
The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31. The fiscal year ended February 3, 2013 ("fiscal 2012") includes 53 weeks and fiscal years ended January 29, 2012 ("fiscal 2011") and January 30, 2011 ("fiscal 2010") include 52 weeks.
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
Accounts Receivable
The Company has an agreement with a third-party service provider who directly extends credit to customers, manages the Company’s private label credit card program and owns the related receivables. The Company evaluated the third-party entities holding the receivables under the program and concluded that they should not be consolidated by the Company. The agreement with the third-party service provider expires in 2018, with the Company having the option, but no obligation, to purchase the receivables at the end of the agreement. The deferred interest charges incurred by the Company for its deferred financing programs offered to its customers are included in Cost of Sales. The interchange fees charged to the Company for the customers’ use of the cards and any profit sharing with the third-party service provider are included in Selling, General and Administrative expenses ("SG&A"). The sum of the three is referred to by the Company as "the cost of credit" of the private label credit card program.
In addition, certain subsidiaries of the Company extend credit directly to customers in the ordinary course of business. The receivables due from customers were $42 million and $45 million as of February 3, 2013 and January 29, 2012, respectively. The Company’s valuation reserve related to accounts receivable was not material to the Consolidated Financial Statements of the Company as of the end of fiscal 2012 or 2011.
Merchandise Inventories
The majority of the Company’s Merchandise Inventories are stated at the lower of cost (first-in, first-out) or market, as determined by the retail inventory method. As the inventory retail value is adjusted regularly to reflect market conditions, the inventory valued using the retail method approximates the lower of cost or market. Certain subsidiaries, including retail operations in Canada and Mexico, and distribution centers, record Merchandise Inventories at the lower of cost or market, as determined by a cost method. These Merchandise Inventories represent approximately 24% of the total Merchandise Inventories balance. The Company evaluates the inventory valued using a cost method at the end of each quarter to ensure that it is carried at the lower of cost or market. The valuation allowance for Merchandise Inventories valued under a cost method was not material to the Consolidated Financial Statements of the Company as of the end of fiscal 2012 or 2011.
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
Capitalized Software Costs
The Company capitalizes certain costs related to the acquisition and development of software and amortizes these costs using the straight-line method over the estimated useful life of the software, which is three to six years. These costs are included in Furniture, Fixtures and Equipment as discussed further in Note 4. Certain development costs not meeting the criteria for capitalization are expensed as incurred.
Revenues
The Company recognizes revenue, net of estimated returns and sales tax, at the time the customer takes possession of merchandise or receives services. The liability for sales returns is estimated based on historical return levels. When the Company receives payment from customers before the customer has taken possession of the merchandise or the service has been performed, the amount received is recorded as Deferred Revenue in the accompanying Consolidated Balance Sheets until the sale or service is complete. The Company also records Deferred Revenue for the sale of gift cards and recognizes this revenue upon the redemption of gift cards in Net Sales. Gift card breakage income is recognized based upon historical redemption patterns and represents the balance of gift cards for which the Company believes the likelihood of redemption by the customer is remote. During fiscal 2012, 2011 and 2010, the Company recognized $33 million, $42 million and $46 million, respectively, of gift card breakage income. This income is included in the accompanying Consolidated Statements of Earnings as a reduction in SG&A.
Services Revenue
Net Sales include services revenue generated through a variety of installation, home maintenance and professional service programs. In these programs, the customer selects and purchases material for a project, and the Company provides or arranges professional installation. These programs are offered through the Company’s stores and in-home sales programs. Under certain programs, when the Company provides or arranges the installation of a project and the subcontractor provides material as part of the installation, both the material and labor are included in services revenue. The Company recognizes this revenue when the service for the customer is complete.
All payments received prior to the completion of services are recorded in Deferred Revenue in the accompanying Consolidated Balance Sheets. Services revenue was $3.2 billion, $2.9 billion and $2.7 billion for fiscal 2012, 2011 and 2010, respectively.
Self-Insurance
The Company is self-insured for certain losses related to general liability (including products liability), workers’ compensation, employee group medical and automobile claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. The expected ultimate cost of claims is estimated based upon analysis of historical data and actuarial estimates.

Prepaid Advertising
Television and radio advertising production costs, along with media placement costs, are expensed when the advertisement first appears. Amounts included in Other Current Assets in the accompanying Consolidated Balance Sheets relating to prepayments of production costs for print and broadcast advertising as well as sponsorship promotions were not material at the end of fiscal 2012 and 2011.
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
Volume rebates and certain advertising co-op allowances earned are initially recorded as a reduction in Merchandise Inventories and a subsequent reduction in Cost of Sales when the related product is sold. Certain advertising co-op allowances that are reimbursements of specific, incremental and identifiable costs incurred to promote vendors’ products are recorded as an offset against advertising expense. In fiscal 2012, 2011 and 2010, gross advertising expense was $831 million, $846 million and $864 million, respectively, and is included in SG&A. Specific, incremental and identifiable advertising co-op allowances were $85 million, $94 million and $90 million for fiscal 2012, 2011 and 2010, respectively, and are recorded as an offset to advertising expense in SG&A.
Cost of Sales
Cost of Sales includes the actual cost of merchandise sold and services performed, the cost of transportation of merchandise from vendors to the Company’s stores, locations or customers, the operating cost of the Company’s sourcing and distribution network and the cost of deferred interest programs offered through the Company’s private label credit card program.
The cost of handling and shipping merchandise from the Company’s stores, locations or distribution centers to the customer is classified as SG&A. The cost of shipping and handling, including internal costs and payments to third parties, classified as SG&A was $435 million, $430 million and $410 million in fiscal 2012, 2011 and 2010, respectively.

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
The assets of a store with indicators of impairment are evaluated by comparing its undiscounted cash flows with its carrying value. The estimate of cash flows includes management’s assumptions of cash inflows and outflows directly resulting from the use of those assets in operations, including gross margin on Net Sales, payroll and related items, occupancy costs, insurance allocations and other costs to operate a store. If the carrying value is greater than the undiscounted cash flows, an impairment loss is recognized for the difference between the carrying value and the estimated fair market value. Impairment losses are recorded as a component of SG&A in the accompanying Consolidated Statements of Earnings. When a leased location closes, the Company also recognizes in SG&A the net present value of future lease obligations less estimated sublease income. The Company recorded impairments and lease obligation costs on closings and relocations in the ordinary course of business, as well as for the closing of seven stores in China in fiscal 2012, which were not material to the Consolidated Financial Statements in fiscal 2012, 2011 or 2010.
Goodwill and Other Intangible Assets
Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Company does not amortize goodwill but does assess the recoverability of goodwill in the third quarter of each fiscal year, or more often if indicators warrant, by determining whether the fair value of each reporting unit supports its carrying value. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount as a basis for determining whether it is necessary to complete quantitative impairment assessments. During fiscal 2012, for all reporting units other than the China reporting unit, the Company used qualitative factors to determine that its goodwill balances for each reporting unit were not impaired. For the China reporting unit, the Company recorded a charge of $97 million to impair all of the goodwill associated with that reporting unit in fiscal 2012. Impairment charges related to the remaining goodwill were not material for fiscal 2012, 2011 or 2010.
The Company amortizes the cost of other intangible assets over their estimated useful lives, which range up to ten years, unless such lives are deemed indefinite. Intangible assets with indefinite lives are tested in the third quarter of each fiscal year for impairment, or more often if indicators warrant. Impairment charges related to other intangible assets were not material for fiscal 2012, 2011 or 2010.
Stock-Based Compensation
The per share weighted average fair value of stock options granted during fiscal 2012, 2011 and 2010 was $9.86, $7.42 and $6.70, respectively. The fair value of these options was determined at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Year Ended
	February 3, 2013	January 29, 2012	January 30, 2011
Risk-free interest rate	1.2%	2.0%	3.1%
Assumed volatility	27.0%	27.3%	26.4%
Assumed dividend yield	2.3%	2.7%	2.9%
Assumed lives of options	5 years	5 years	5 years
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

Segment Information
The Company operates within a single reportable segment primarily within North America. Net Sales for the Company outside the U.S. were $8.4 billion, $8.0 billion and $7.5 billion for fiscal 2012, 2011 and 2010, respectively. Long-lived assets outside the U.S. totaled $3.1 billion and $3.1 billion as of February 3, 2013 and January 29, 2012, respectively.
Reclassifications
Certain amounts in prior fiscal years have been reclassified to conform with the presentation adopted in the current fiscal year.

2. CHINA STORE CLOSINGS
In fiscal 2012, the Company closed its remaining seven big box stores in China. As a result of the closings, the Company recorded a total charge of $145 million, net of tax, in fiscal 2012. Inventory markdown costs of $10 million are included in Cost of Sales, and $135 million of costs related to the impairment of Goodwill and other assets, lease terminations, severance and other charges are included in SG&A in the accompanying Consolidated Statements of Earnings.

3. DEBT GUARANTEE
In connection with the sale of HD Supply, Inc. on August 30, 2007, the Company guaranteed a $1.0 billion senior secured amortizing term loan of HD Supply. The original expiration date of the guarantee was August 30, 2012. In March 2010, the Company amended the guarantee to extend the expiration date to April 1, 2014. The fair value of the guarantee at August 30, 2007 was $16 million and was recorded as a liability of the Company in Other Long-Term Liabilities. The extension of the guarantee increased the fair value of the guarantee to $67 million, resulting in a $51 million charge to Interest and Other, net, for fiscal 2010. In April 2012, the term loan guarantee was terminated. As a result, the Company reversed its $67 million liability related to the guarantee, resulting in a $67 million pretax benefit to Interest and Other, net, for fiscal 2012.

4. PROPERTY AND LEASES
Property and equipment as of February 3, 2013 and January 29, 2012 consisted of the following (amounts in millions):

	February 3, 2013	January 29, 2012
Property and Equipment, at cost:
Land	$8,485	$8,480
Buildings	17,981	17,737
Furniture, Fixtures and Equipment	9,338	10,040
Leasehold Improvements	1,382	1,372
Construction in Progress	647	758
Capital Leases	658	588
	38,491	38,975
Less Accumulated Depreciation and Amortization	14,422	14,527
Net Property and Equipment	$24,069	$24,448
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
Total rent expense, net of minor sublease income, for fiscal 2012, 2011 and 2010 was $849 million, $823 million and $821 million, respectively. Certain store leases also provide for contingent rent payments based on percentages of sales in excess of specified minimums. Contingent rent expense for fiscal 2012, 2011 and 2010 was approximately $4 million, $4 million and $3 million, respectively. Real estate taxes, insurance, maintenance and operating expenses applicable to the leased property are obligations of the Company under the lease agreements.
The approximate future minimum lease payments under capital and all other leases at February 3, 2013 were as follows (amounts in millions):

Fiscal Year	Capital Leases	Operating Leases
2013	$112	$856
2014	107	807
2015	99	747
2016	97	656
2017	93	582
Thereafter through 2097	797	4,560
	1,305	$8,208
Less imputed interest	813
Net present value of capital lease obligations	492
Less current installments	33
Long-term capital lease obligations, excluding current installments	$459
Short-term and long-term obligations for capital leases are included in the accompanying Consolidated Balance Sheets in Current Installments of Long-Term Debt and Long-Term Debt, respectively. The assets under capital leases recorded in Property and Equipment, net of amortization, totaled $368 million and $328 million at February 3, 2013 and January 29, 2012, respectively.

5. DEBT
The Company has commercial paper programs that allow for borrowings up to $2.0 billion. In connection with the programs, the Company has a back-up credit facility with a consortium of banks for borrowings up to $2.0 billion. The credit facility expires in July 2017 and contains various restrictive covenants. At February 3, 2013, the Company was in compliance with all of the covenants, and they are not expected to impact the Company’s liquidity or capital resources.
There were no borrowings under the commercial paper programs or the related credit facility in fiscal 2012. As of January 29, 2012, there were no borrowings outstanding under the commercial paper programs or the related credit facility. All of the Company’s short-term borrowings in fiscal 2011 were under these commercial paper programs. For the fiscal year ended January 29, 2012, the maximum amount outstanding at any month-end was $828 million, the average daily short-term borrowings were $44 million and the weighted average interest rate was 0.5%.
The Company’s Long-Term Debt at the end of fiscal 2012 and 2011 consisted of the following (amounts in millions):

	February 3, 2013	January 29, 2012
5.25% Senior Notes; due December 16, 2013; interest payable semi-annually on June 16 and December 16	$1,286	$1,309
5.40% Senior Notes; due March 1, 2016; interest payable semi-annually on March 1 and September 1	3,058	3,069
3.95% Senior Notes; due September 15, 2020; interest payable semi-annually on March 15 and September 15	499	499
4.40% Senior Notes; due April 1, 2021; interest payable semi-annually on April 1 and October 1	998	998
5.875% Senior Notes; due December 16, 2036; interest payable semi-annually on June 16 and December 16	2,962	2,961
5.40% Senior Notes; due September 15, 2040; interest payable semi-annually on March 15 and September 15	499	499
5.95% Senior Notes; due April 1, 2041; interest payable semi-annually on April 1 and October 1	996	996
Capital Lease Obligations; payable in varying installments through January 31, 2055	492	449
Other	6	8
Total debt	10,796	10,788
Less current installments	1,321	30
Long-Term Debt, excluding current installments	$9,475	$10,758
In March 2011, the Company entered into an interest rate swap that expires on March 1, 2016, with a notional amount of $500 million, accounted for as a fair value hedge, that swaps fixed rate interest on the Company's 5.40% Senior Notes due March 1, 2016 for variable interest equal to LIBOR plus 300 basis points. At February 3, 2013, the approximate fair value of this agreement was an asset of $36 million, which is the estimated amount the Company would have received to settle the agreement and is included in Other Assets in the accompanying Consolidated Balance Sheets.
Also at February 3, 2013, the Company had outstanding interest rate swaps, accounted for as fair value hedges, that expire on December 16, 2013 with a notional amount of $1.25 billion that swap fixed rate interest on the Company’s $1.25 billion 5.25% Senior Notes due December 16, 2013 for variable interest equal to LIBOR plus 259 basis points. At February 3, 2013, the approximate fair value of these agreements was an asset of $28 million, which is the estimated amount the Company would have received to settle the agreements and is included in Other Current Assets in the accompanying Consolidated Balance Sheets.
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
The Senior Notes may be redeemed by the Company at any time, in whole or in part, at the redemption price plus accrued interest up to the redemption date. The redemption price is equal to the greater of (1) 100% of the principal amount of the Senior Notes to be redeemed, and (2) the sum of the present values of the remaining scheduled payments of principal and interest to maturity. Additionally, if a Change in Control Triggering Event occurs, as defined by the terms of the March 2011 issuance, the 3.95% Senior Notes due September 15, 2020 and the 5.40% Senior Notes due September 15, 2040 (together the "September 2010 issuance"), and the 5.25% Senior Notes and the 5.875% Senior Notes (together the "December 2006 issuance"), holders of the March 2011 issuance, September 2010 issuance and December 2006 issuance have the right to require the Company to redeem those notes at 101% of the aggregate principal amount of the notes plus accrued interest up to the redemption date. The Company is generally not limited under the indenture governing the Senior Notes in its ability to incur additional indebtedness or required to maintain financial ratios or specified levels of net worth or liquidity. Further, while the indenture governing the Senior Notes contains various restrictive covenants, none is expected to impact the Company’s liquidity or capital resources.
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
At February 3, 2013, the Company had outstanding cross currency swap agreements with a notional amount of $190 million, accounted for as cash flow hedges, to hedge foreign currency fluctuations on certain intercompany debt. At February 3, 2013, the approximate fair value of these agreements was a liability of $15 million, which is the estimated amount the Company would have paid to settle the agreements and is included in Other Long-Term Liabilities in the accompanying Consolidated Balance Sheets.
Interest Expense in the accompanying Consolidated Statements of Earnings is net of interest capitalized of $3 million, $3 million and $3 million in fiscal 2012, 2011 and 2010, respectively. Maturities of Long-Term Debt are $1.3 billion for fiscal 2013, $32 million for fiscal 2014, $29 million for fiscal 2015, $3.1 billion for fiscal 2016, $27 million for fiscal 2017 and $6.3 billion thereafter.
6. ACCELERATED SHARE REPURCHASE AGREEMENTS
In fiscal 2012, the Company entered into ASR agreements with third-party financial institutions to repurchase $3.05 billion of the Company’s common stock. Under the agreements, the Company paid $3.05 billion to the financial institutions, using cash on hand, and received a total of 58 million shares in fiscal 2012. The final number of shares delivered upon settlement of each agreement was determined with reference to the average price of the Company’s common stock over the term of the applicable ASR agreement. The $3.05 billion of shares repurchased are included in Treasury Stock in the accompanying Consolidated Balance Sheets.
In fiscal 2011, the Company entered into an ASR agreement with a third-party financial institution to repurchase $1.0 billion of the Company’s common stock. Under the agreement, the Company paid $1.0 billion to the financial institution, using a portion of the proceeds from the March 2011 issuance, and received a total of 27 million shares in fiscal 2011. The final number of shares delivered upon settlement of the agreement was determined with reference to the average price of the Company’s common stock over the term of the ASR agreement. The $1.0 billion of shares repurchased are included in Treasury Stock in the accompanying Consolidated Balance Sheets.
In March 2013, the Company entered into an ASR agreement with a third-party financial institution to repurchase $1.5 billion of the Company’s common stock. Under the agreement, the Company will pay $1.5 billion to the financial institution, using cash on hand, and receive an initial delivery of approximately 18 million shares in the first quarter of fiscal 2013. The final number of shares delivered upon settlement of the agreement will be determined with reference to the average price of the Company’s common stock over the term of the ASR agreement.

7. INCOME TAXES
The components of Earnings before Provision for Income Taxes for fiscal 2012, 2011 and 2010 were as follows (amounts in millions):

	Fiscal Year Ended
	February 3, 2013	January 29, 2012	January 30, 2011
United States	$6,677	$5,508	$4,854
Foreign	544	560	419
Total	$7,221	$6,068	$5,273

The Provision for Income Taxes consisted of the following (amounts in millions):

	Fiscal Year Ended
	February 3, 2013	January 29, 2012	January 30, 2011
Current:
Federal	$2,060	$1,566	$1,478
State	302	234	181
Foreign	230	150	151
	2,592	1,950	1,810
Deferred:
Federal	114	199	79
State	1	35	21
Foreign	(21)	1	25
	94	235	125
Total	$2,686	$2,185	$1,935
The Company’s combined federal, state and foreign effective tax rates for fiscal 2012, 2011 and 2010 were approximately 37.2%, 36.0% and 36.7%, respectively.
The reconciliation of the Provision for Income Taxes at the federal statutory rate of 35% to the actual tax expense for the applicable fiscal years was as follows (amounts in millions):

	Fiscal Year Ended
	February 3, 2013	January 29, 2012	January 30, 2011
Income taxes at federal statutory rate	$2,527	$2,125	$1,846
State income taxes, net of federal income tax benefit	197	175	131
Other, net	(38)	(115)	(42)
Total	$2,686	$2,185	$1,935

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of February 3, 2013 and January 29, 2012 were as follows (amounts in millions):

	February 3, 2013	January 29, 2012
Assets:
Deferred compensation	$265	$324
Accrued self-insurance liabilities	459	476
State income taxes	97	76
Non-deductible reserves	285	292
Capital loss carryover	104	101
Net operating losses	71	65
Impairment of investment	120	120
Other	174	185
Total Deferred Tax Assets	1,575	1,639
Valuation Allowance	(27)	(19)
Total Deferred Tax Assets after Valuation Allowance	1,548	1,620

Liabilities:
Inventory	(92)	(94)
Property and equipment	(1,194)	(1,192)
Goodwill and other intangibles	(112)	(97)
Other	(128)	(101)
Total Deferred Tax Liabilities	(1,526)	(1,484)
Net Deferred Tax Assets	$22	$136
Current deferred tax assets and current deferred tax liabilities are netted by tax jurisdiction and noncurrent deferred tax assets and noncurrent deferred tax liabilities are netted by tax jurisdiction, and are included in the accompanying Consolidated Balance Sheets as follows (amounts in millions):

	February 3, 2013	January 29, 2012
Other Current Assets	$313	$454
Other Assets	30	25
Other Accrued Expenses	(2)	(3)
Deferred Income Taxes	(319)	(340)
Net Deferred Tax Assets	$22	$136

The Company believes that the realization of the deferred tax assets is more likely than not, based upon the expectation that it will generate the necessary taxable income in future periods, and except for certain net operating losses discussed below, no valuation reserves have been provided.

At February 3, 2013, the Company had state and foreign net operating loss carryforwards available to reduce future taxable income, expiring at various dates from 2012 to 2029. Management has concluded that it is more likely than not that the tax benefits related to the state net operating losses will be realized. However, it is unlikely that the Company will be able to utilize certain foreign net operating losses. Therefore, a valuation allowance has been provided to reduce the deferred tax asset related to foreign net operating losses to an amount that is more likely than not to be realized. Total valuation allowances related to net operating losses at February 3, 2013 and January 29, 2012 were $27 million and $19 million, respectively.
In fiscal 2011, the Company was able to utilize a portion of its capital loss carryforward. This utilization combined with other available tax planning strategies enabled the Company to release its $45 million valuation allowance associated with the capital loss carryforward.
The Company has not provided for deferred income taxes on approximately $2.7 billion of undistributed earnings of international subsidiaries because of its intention to indefinitely reinvest these earnings outside the U.S. The determination of the amount of the unrecognized deferred income tax liability related to the undistributed earnings is not practicable; however, unrecognized foreign income tax credits would be available to reduce a portion of this liability.
The Company’s income tax returns are routinely examined by domestic and foreign tax authorities. The Company is currently appealing certain proposed Internal Revenue Service examination adjustments for fiscal years 2005 through 2007. The Company's U.S. federal tax returns for fiscal years 2008 and 2009 are currently under examination by the IRS. There are also ongoing U.S. state and local and other foreign audits covering tax years 2005 to 2010. The Company does not expect the results from any income tax audit to have a material impact on the Company’s financial statements.
Over the next twelve months, it is reasonably possible that the resolution of federal and state tax examinations could reduce our unrecognized tax benefits by $105 million. Final settlement of these audit issues may result in payments that are more or less than this amount, but the Company does not anticipate the resolution of these matters will result in a material change to its consolidated financial position or results of operations.
Reconciliations of the beginning and ending amount of gross unrecognized tax benefits for fiscal 2012, 2011 and 2010 were as follows (amounts in millions):

	February 3, 2013	January 29, 2012	January 30, 2011
Unrecognized tax benefits balance at beginning of fiscal year	$621	$662	$659
Additions based on tax positions related to the current year	37	37	174
Additions for tax positions of prior years	92	56	84
Reductions for tax positions of prior years	(15)	(123)	(181)
Reductions due to settlements	(94)	(4)	(65)
Reductions due to lapse of statute of limitations	(3)	(7)	(9)
Unrecognized tax benefits balance at end of fiscal year	$638	$621	$662

The amount of unrecognized tax benefits that if recognized would affect the annual effective income tax rate on Net Earnings was $314 million, $246 million and $298 million as of February 3, 2013, January 29, 2012 and January 30, 2011, respectively.
Net adjustments to accruals for interest and penalties associated with uncertain tax positions resulted in expense of $15 million in fiscal 2012 and provided income of $2 million and $32 million in fiscal 2011 and 2010, respectively. Total accrued interest and penalties as of February 3, 2013 and January 29, 2012 were $97 million and $80 million, respectively. Interest and penalties are included in Interest Expense and SG&A, respectively, in the accompanying Consolidated Statements of Earnings.

8. EMPLOYEE STOCK PLANS
The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan ("2005 Plan") and The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan ("1997 Plan" and collectively with the 2005 Plan, the "Plans") provide that incentive and non-qualified stock options, stock appreciation rights, restricted stock, performance shares, performance units and deferred shares may be issued to selected associates, officers and directors of the Company. Under the 2005 Plan, the maximum number of shares of the Company’s common stock authorized for issuance is 255 million shares, with any award other than a stock option or stock appreciation right reducing the number of shares available for issuance by 2.11 shares. As of February 3, 2013, there were 154 million shares available for future grants under the 2005 Plan. No additional equity awards could be issued from the 1997 Plan after the adoption of the 2005 Plan on May 26, 2005.
Under the terms of the Plans, incentive stock options and non-qualified stock options must have an exercise price at or above the fair market value of the Company’s stock on the date of the grant. Typically, incentive stock options and non-qualified stock options vest at the rate of 25% per year commencing on the first or second anniversary date of the grant and expire on the tenth anniversary date of the grant. Additionally, certain stock options may become non-forfeitable upon the associate reaching age 60, provided the associate has had five years of continuous service. The Company recognized $23 million, $20 million and $20 million of stock-based compensation expense in fiscal 2012, 2011 and 2010, respectively, related to stock options.
Restrictions on the restricted stock issued under the Plans generally lapse according to one of the following schedules: (1) the restrictions on the restricted stock lapse over various periods up to five years, (2) the restrictions on 25% of the restricted stock lapse upon the third and sixth anniversaries of the date of issuance with the remaining 50% of the restricted stock lapsing upon the associate’s attainment of age 62, or (3) the restrictions on 25% of the restricted stock lapse upon the third and sixth anniversaries of the date of issuance with the remaining 50% of the restricted stock lapsing upon the earlier of the associate’s attainment of age 60 or the tenth anniversary of the grant date. The Company has also granted performance shares under the Plans, the payout of which is dependent on the Company’s performance against target average return on invested capital and operating profit over a three-year performance cycle. Additionally, certain awards may become non-forfeitable upon the associate's attainment of age 60, provided the associate has had five years of continuous service. The fair value of the restricted stock and performance shares is expensed over the period during which the restrictions lapse. The Company recorded stock-based compensation expense related to restricted stock and performance shares of $166 million, $169 million and $167 million in fiscal 2012, 2011 and 2010, respectively.
In fiscal 2012, 2011 and 2010, there were an aggregate of 313 thousand, 422 thousand and 479 thousand deferred shares, respectively, granted under the Plans. For associates, each deferred share entitles the individual to one share of common stock to be received up to five years after the grant date of the deferred shares, subject to certain deferral rights of the associate. Additionally, certain awards may become non-forfeitable upon the associate reaching age 60, provided the associate has had five years of continuous service. The Company recorded stock-based compensation expense related to deferred shares of $13 million, $12 million and $14 million in fiscal 2012, 2011 and 2010, respectively.
The Company maintains two Employee Stock Purchase Plans ("ESPPs") (U.S. and non-U.S. plans). The plan for U.S. associates is a tax-qualified plan under Section 423 of the Internal Revenue Code. The non-U.S. plan is not a Section 423 plan. As of February 3, 2013, there were 26 million shares available under the plan for U.S associates and 19 million shares available under the non-U.S. plan. The purchase price of shares under the ESPPs is equal to 85% of the stock’s fair market value on the last day of the purchase period, which is a six-month period ending on December 31 and June 30 of each year. During fiscal 2012, there were 2 million shares purchased under the ESPPs at an average price of $48.58. Under the outstanding ESPPs as of February 3, 2013, employees have contributed $12 million to purchase shares at 85% of the stock’s fair market value on the last day (June 30, 2013) of the current purchase period. The Company recognized $16 million, $14 million and $13 million of stock-based compensation expense in fiscal 2012, 2011 and 2010, respectively, related to the ESPPs.
In total, the Company recorded stock-based compensation expense, including the expense of stock options, ESPP shares, restricted stock, performance shares and deferred shares, of $218 million, $215 million and $214 million, in fiscal 2012, 2011 and 2010, respectively.

The following table summarizes stock options outstanding at February 3, 2013, January 29, 2012 and January 30, 2011, and changes during the fiscal years ended on these dates (shares in thousands):

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 31, 2010	49,309	$36.81
Granted	3,723	32.24
Exercised	(1,294)	26.63
Canceled	(7,271)	43.95
Outstanding at January 30, 2011	44,467	$35.56
Granted	3,236	36.55
Exercised	(6,938)	33.25
Canceled	(7,595)	39.11
Outstanding at January 29, 2012	33,170	$35.32
Granted	2,376	49.89
Exercised	(18,119)	38.24
Canceled	(810)	35.27
Outstanding at February 3, 2013	16,617	$34.23

The total intrinsic value of stock options exercised was $246 million, $47 million and $9 million in fiscal 2012, 2011 and 2010, respectively. As of February 3, 2013, there were approximately 17 million stock options outstanding with a weighted average remaining life of six years and an intrinsic value of $550 million. As of February 3, 2013, there were approximately 6 million stock options exercisable with a weighted average exercise price of $32.08, a weighted average remaining life of four years, and an intrinsic value of $224 million. As of February 3, 2013, there were approximately 13 million stock options vested or expected to ultimately vest. As of February 3, 2013, there was $40 million of unamortized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted average period of two years.

The following table summarizes restricted stock and performance shares outstanding at February 3, 2013, January 29, 2012 and January 30, 2011, and changes during the fiscal years ended on these dates (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2010	20,663	$30.11
Granted	5,799	32.31
Restrictions lapsed	(5,276)	32.28
Canceled	(1,747)	30.11
Outstanding at January 30, 2011	19,439	$30.18
Granted	5,776	35.83
Restrictions lapsed	(7,937)	31.00
Canceled	(1,537)	30.48
Outstanding at January 29, 2012	15,741	$31.81
Granted	3,965	49.18
Restrictions lapsed	(5,295)	30.62
Canceled	(1,172)	35.29
Outstanding at February 3, 2013	13,239	$37.18

As of February 3, 2013, there was $278 million of unamortized stock-based compensation expense related to restricted stock and performance shares, which is expected to be recognized over a weighted average period of two years. The total fair value of restricted stock and performance shares vesting during fiscal 2012, 2011 and 2010 was $265 million, $290 million and $168 million, respectively.

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
The Company’s contributions to the Benefit Plans and the restoration plan were $182 million, $171 million and $171 million for fiscal 2012, 2011 and 2010, respectively. At February 3, 2013, the Benefit Plans and the restoration plan held a total of 12 million shares of the Company’s common stock in trust for plan participants.

10. BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES
The reconciliation of basic to diluted weighted average common shares for fiscal 2012, 2011 and 2010 was as follows (amounts in millions):

	Fiscal Year Ended
	February 3, 2013	January 29, 2012	January 30, 2011
Weighted average common shares	1,499	1,562	1,648
Effect of potentially dilutive securities:
Stock Plans	12	8	10
Diluted weighted average common shares	1,511	1,570	1,658

Stock plans consist of shares granted under the Company’s employee stock plans as described in Note 8 to the Consolidated Financial Statements. Options to purchase 1 million, 23 million and 39 million shares of common stock at February 3, 2013, January 29, 2012 and January 30, 2011, respectively, were excluded from the computation of Diluted Earnings per Share because their effect would have been anti-dilutive.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The assets and liabilities of the Company that are measured at fair value on a recurring basis as of February 3, 2013 and January 29, 2012 were as follows (amounts in millions):

	Fair Value at February 3, 2013 Using			Fair Value at January 29, 2012 Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative agreements - assets	$—	$64	$—	$—	$91	$—
Derivative agreements - liabilities	—	(15)	—	—	(27)	—
Total	$—	$49	$—	$—	$64	$—
The Company uses derivative financial instruments from time to time in the management of its interest rate exposure on long-term debt and its exposure on foreign currency fluctuations. The fair value of the Company’s derivative financial instruments was measured using level 2 inputs. The Company’s derivative agreements are discussed further in Note 5.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The assets and liabilities of the Company that were measured at fair value on a nonrecurring basis during fiscal 2012, 2011 and 2010 were as follows (amounts in millions):

	Fair Value Measured During Fiscal 2012 Level 3	Gains (Losses)
Lease obligation costs, net	$(137)	$(16)
Total for fiscal 2012		$(16)
	Fair Value Measured During Fiscal 2011 Level 3	Gains (Losses)
Lease obligation costs, net	$(144)	$(15)
Total for fiscal 2011		$(15)
	Fair Value Measured During Fiscal 2010 Level 3	Gains (Losses)
Lease obligation costs, net	$(158)	$(9)
Guarantee of HD Supply loan	$(67)	(51)
Total for fiscal 2010		$(60)

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
Upon announcement in fiscal 2012 of its intention to close seven stores in China, the Company completed an assessment on the recoverability of Goodwill for its China reporting unit. The fair value of the China reporting unit was estimated using the present value of expected future discounted cash flows through unobservable inputs. As a result of this analysis, the Company recorded a $97 million impairment charge to Goodwill in fiscal 2012. See Note 2 for further discussion of the China store closings.
Long-lived assets, the remaining goodwill and other intangible assets were also analyzed for impairment on a nonrecurring basis using fair value measurements with unobservable inputs (level 3). Impairment charges related to long-lived assets, the remaining goodwill and other intangible assets in fiscal 2012 and 2011 were not material, as further discussed in Note 1 under the captions "Impairment of Long-Lived Assets" and "Goodwill and Other Intangible Assets," respectively.
The aggregate fair value of the Company’s Senior Notes, based on quoted market prices, was $12.2 billion and $12.1 billion at February 3, 2013 and January 29, 2012, respectively, compared to a carrying value of $10.3 billion and $10.3 billion at February 3, 2013 and January 29, 2012, respectively.

12. COMMITMENTS AND CONTINGENCIES
At February 3, 2013, the Company was contingently liable for approximately $391 million under outstanding letters of credit and open accounts issued for certain business transactions, including insurance programs, trade contracts and construction contracts. The Company’s letters of credit are primarily performance-based and are not based on changes in variable components, a liability or an equity security of the other party.
The Company is involved in litigation arising from the normal course of business. In management’s opinion, this litigation is not expected to have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

13. QUARTERLY FINANCIAL DATA (UNAUDITED)
The following is a summary of the quarterly consolidated results of operations for the fiscal years ended February 3, 2013 and January 29, 2012 (amounts in millions, except per share data):

	Net Sales	Gross Profit	Net Earnings	Basic Earnings per Share	Diluted Earnings per Share
Fiscal Year Ended February 3, 2013:
First Quarter	$17,808	$6,183	$1,035	$0.68	$0.68
Second Quarter	20,570	7,026	1,532	1.02	1.01
Third Quarter	18,130	6,267	947	0.64	0.63
Fourth Quarter(1)	18,246	6,366	1,021	0.69	0.68
Fiscal Year	$74,754	$25,842	$4,535	$3.03	$3.00
Fiscal Year Ended January 29, 2012:
First Quarter	$16,823	$5,828	$812	$0.51	$0.50
Second Quarter	20,232	6,876	1,363	0.87	0.86
Third Quarter	17,326	5,961	934	0.61	0.60
Fourth Quarter	16,014	5,597	774	0.51	0.50
Fiscal Year	$70,395	$24,262	$3,883	$2.49	$2.47

Note: The quarterly data may not sum to fiscal year totals.
—————

(1)	The fourth quarter of fiscal 2012 includes 14 weeks; all other quarters of fiscal 2012 and all quarters of fiscal 2011 include 13 weeks.

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
There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended February 3, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item, other than the information regarding the executive officers of the Company set forth below, is incorporated by reference to the sections entitled "Election of Directors," "Board of Directors Information," "General" and "Audit Committee Report" in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders (the "Proxy Statement").
Executive officers of the Company are appointed by, and serve at the pleasure of, the Board of Directors. The current executive officers of the Company are as follows:
FRANCIS S. BLAKE, age 63, has been Chairman and Chief Executive Officer since January 2007. From March 2002 through January 2007, he served as the Company’s Executive Vice President – Business Development and Corporate Operations. Mr. Blake previously served in a variety of executive positions with General Electric Company, a multinational conglomerate, including as Senior Vice President, Corporate Business Development in charge of all worldwide mergers, acquisitions, dispositions and identification of strategic growth opportunities.
MATTHEW A. CAREY, age 48, has been Executive Vice President and Chief Information Officer since September 2008. From January 2006 through August 2008, he served as Senior Vice President and Chief Technology Officer at eBay. Mr. Carey was previously with Wal-Mart from June 1985 to December 2005. His final position with Wal-Mart was Senior Vice President and Chief Technology Officer. Mr. Carey serves as a director of Geeknet.com, a technology-oriented online media company.
TIMOTHY M. CROW, age 57, has been Executive Vice President – Human Resources since February 2007. From March 2005 through February 2007, he served as Senior Vice President – Human Resources, Organization, Talent and Performance Systems and he served as Vice President – Human Resources, Performance Systems from May 2002 through March 2005. Mr. Crow previously served as Senior Vice President – Human Resources of K-Mart Corporation, a mass merchandising company, from May 1999 through May 2002.
MARVIN R. ELLISON, age 48, has been Executive Vice President – U.S. Stores since August 2008. From January 2006 through August 2008, he served as President – Northern Division. From August 2005 through January 2006, he served as Senior Vice President – Logistics and from October 2004 through August 2005 he served as Vice President – Logistics. From June 2002 through October 2004, he served as Vice President – Loss Prevention. From 1987 until June 2002, Mr. Ellison held various management and executive level positions with Target Corporation, a general merchandise retailer. His final position with Target was Director, Assets Protection. Mr. Ellison serves as a director of H&R Block, Inc., a tax preparation company.
CRAIG A. MENEAR, age 55, has been Executive Vice President – Merchandising since April 2007. From August 2003 through April 2007, he served as Senior Vice President – Merchandising. From 1997 through August 2003, Mr. Menear served in various management and vice president level positions in the Company’s Merchandising department, including Merchandising Vice President of Hardware, Merchandising Vice President of the Southwest Division, and Divisional Merchandise Manager of the Southwest Division.
CAROL B. TOMÉ, age 56, has been Chief Financial Officer since May 2001 and Executive Vice President – Corporate Services since January 2007. Prior thereto, Ms. Tomé served as Senior Vice President – Finance and Accounting/Treasurer from February 2000 through May 2001 and as Vice President and Treasurer from 1995 through February 2000. From 1992 until 1995, when she joined the Company, Ms. Tomé was Vice President and Treasurer of Riverwood International Corporation, a provider of paperboard packaging. Ms. Tomé serves as a director of United Parcel Service, Inc., a package delivery company, and as deputy chair of the board of directors of the Federal Reserve Bank of Atlanta.

TERESA WYNN ROSEBOROUGH, age 54, has been Executive Vice President, General Counsel and Corporate Secretary since November 2011. From April 2006 through November 2011, Ms. Roseborough served in several legal positions with MetLife, Inc., a provider of insurance and other financial services, including Senior Chief Counsel – Compliance & Litigation and most recently as Deputy General Counsel. Prior to joining MetLife, Ms. Roseborough was a partner with the law firm Sutherland Asbill & Brennan LLP from February 1996 through March 2006 and a Deputy Assistant Attorney General in the Office of Legal Counsel of the United States Department of Justice from January 1994 through February 1996.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.
(a)(1)  Financial Statements
The following financial statements are set forth in Item 8 hereof:

—	Management’s Responsibility for Financial Statements and Management’s Report on Internal Control Over Financial Reporting; and

—	Reports of Independent Registered Public Accounting Firm.

—	Consolidated Balance Sheets as of February 3, 2013 and January 29, 2012;

—	Consolidated Statements of Earnings for the fiscal years ended February 3, 2013, January 29, 2012 and January 30, 2011;

—	Consolidated Statements of Comprehensive Income for the fiscal years ended February 3, 2013, January 29, 2012 and January 30, 2011;

—	Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 3, 2013, January 29, 2012 and January 30, 2011;

—	Consolidated Statements of Cash Flows for the fiscal years ended February 3, 2013, January 29, 2012 and January 30, 2011;

—	Notes to Consolidated Financial Statements;

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

*3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q for the fiscal quarter ended July 31, 2011, Exhibit 3.1]

*3.2	By-Laws of The Home Depot, Inc. (Amended and Restated Effective June 2, 2011) [Form 8-K filed on June 7, 2011, Exhibit 3.1]

*4.1	Indenture, dated as of May 4, 2005, between The Home Depot, Inc. and The Bank of New York Trust Company, N.A., as Trustee. [Form S-3 (File No. 333-124699) filed May 6, 2005, Exhibit 4.1]

*4.2	Indenture, dated as of August 24, 2012 between The Home Depot, Inc. and Deutsche Bank Trust Company Americas, as Trustee. [Form S-3 (File No. 333-183621) filed August 29, 2012, Exhibit 4.3]

*4.3	Form of 5.40% Senior Note due March 1, 2016. [Form 8-K filed March 23, 2006, Exhibit 4.2]

*4.4	Form of 5.250% Senior Note due December 16, 2013. [Form 8-K filed December 19, 2006, Exhibit 4.2]

*4.5	Form of 5.875% Senior Note due December 16, 2036. [Form 8-K filed December 19, 2006, Exhibit 4.3]

*4.6	Form of 3.95% Senior Note due September 15, 2020. [Form 8-K filed September 10, 2010, Exhibit 4.1]

*4.7	Form of 5.40% Senior Note due September 15, 2040. [Form 8-K filed September 10, 2010, Exhibit 4.2]

*4.8	Form of 4.40% Senior Note due April 1, 2021. [Form 8-K filed March 31, 2011, Exhibit 4.1]

*4.9	Form of 5.95% Senior Note due April 1, 2041. [Form 8-K filed March 31, 2011, Exhibit 4.2]

*10.1†	The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan. [Form 10-Q for the fiscal quarter ended August 4, 2002, Exhibit 10.1]

10.2†	Form of Executive Employment Death Benefit Agreement.

*10.3†	The Home Depot Deferred Compensation Plan for Officers (As Amended and Restated Effective January 1, 2008). [Form 8-K filed on August 20, 2007, Exhibit 10.1]

*10.4†	Amendment No. 1 to The Home Depot Deferred Compensation Plan for Officers (As Amended and Restated Effective January 1, 2008). [Form 10-K for the fiscal year ended January 31, 2010, Exhibit 10.4]

*10.5†	The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on May 27, 2005, Exhibit 10.8]

*10.6†
Amendment No. 1 to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan and The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan. [Form 10-K for the fiscal year ended January 31, 2010, Exhibit 10.6]

*10.7†	The Home Depot FutureBuilder Restoration Plan. [Form 8-K filed on August 20, 2007, Exhibit 10.2]

*10.8†	The Home Depot, Inc. Non-Employee Directors’ Deferred Stock Compensation Plan. [Form 8-K filed on August 20, 2007, Exhibit 10.3]

*10.9†	The Home Depot, Inc. Management Incentive Plan (Effective February 2, 2008). [Form 8-K filed on May 28, 2008, Exhibit 10.1]

*10.10†	The Home Depot, Inc. Amended and Restated Employee Stock Purchase Plan, as amended and restated effective July 1, 2012. [Form 10-Q for the fiscal quarter ended April 29, 2012, Exhibit 10.1]

*10.11†	Form of Executive Officer Restricted Stock Award Pursuant to The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan. [Form 10-Q for the fiscal quarter ended October 31, 2004, Exhibit 10.1]

*10.12†	Form of Restricted Stock Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 3, 2008, Exhibit 10.2]

*10.13†	Form of U.S. Restricted Stock Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 13, 2009, Exhibit 10.1]

*10.14†	Form of Nonqualified Stock Option Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 27, 2007, Exhibit 10.6]

*10.15†	Form of Executive Officer Nonqualified Stock Option Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 13, 2009, Exhibit 10.4]

*10.16†	Form of Deferred Share Award (Non-Employee Director) Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 27, 2007, Exhibit 10.2]

*10.17†	Form of Performance Share Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 13, 2009, Exhibit 10.6]

*10.18†	Form of Equity Award Terms and Conditions Agreement Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 2, 2011, Exhibit 10.1]

*10.19†
Form of Executive Officer Equity Award Terms and Conditions Agreement Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 6, 2013, Exhibit 10.1]

*10.20†	Employment Arrangement between Francis S. Blake and The Home Depot, Inc., dated January 23, 2007. [Form 8-K/A filed on January 24, 2007, Exhibit 10.1]

*10.21†	Employment Arrangement between Carol B. Tomé and The Home Depot, Inc., dated January 22, 2007. [Form 8- K/A filed on January 24, 2007, Exhibit 10.2]

10.22†	Code Section 409A Amendment to Employment Arrangement between Carol B. Tomé and The Home Depot, Inc., dated December 21, 2012.

*10.23†	Employment Arrangement between Craig A. Menear and The Home Depot, Inc., dated April 25, 2007. [Form 10-K for the fiscal year ended February 3, 2008, Exhibit 10.47]

*10.24†	Employment Arrangement between Marvin R. Ellison and The Home Depot, Inc., dated August 27, 2008. [Form 10-K for the fiscal year ended January 31, 2010, Exhibit 10.35]

*10.25†	Employment Arrangement between Matthew A. Carey and The Home Depot, Inc., dated August 22, 2008, as amended on September 3, 2008. [Form 10-K for the fiscal year ended January 30, 2011, Exhibit 10.36]

*10.26
Purchase and Sale Agreement, dated as of June 19, 2007, by and between The Home Depot, Inc., THD Holdings, LLC, Home Depot International, Inc., Homer TLC, Inc. and Pro Acquisition Corporation. [Form 8-K filed on June 20, 2007, Exhibit 2.1]

*10.27
Letter agreement, dated August 14, 2007, by and between The Home Depot, Inc., THD Holdings, LLC, Home Depot International, Inc., Homer TLC, Inc. and Pro Acquisition Corporation. [Form 8-K filed on August 15, 2007, Exhibit 2.1]

*10.28
Amendment, dated August 27, 2007, by and between The Home Depot, Inc., THD Holdings, LLC, Home Depot International, Inc., Homer TLC, Inc. and Pro Acquisition Corporation. [Form 10-Q for the fiscal quarter ended July 29, 2007, Exhibit 2.3]

12	Statement of Computation of Ratio of Earnings to Fixed Charges.

21	List of Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1‡	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Annual Report on Form 10-K for the fiscal year ended February 3, 2013, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders' Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

—————

†	Management contract or compensatory plan or arrangement.

‡	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of the SEC's Regulation S-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HOME DEPOT, INC. (Registrant)

By:	/s/ FRANCIS S. BLAKE
(Francis S. Blake, Chairman and Chief Executive Officer)

Date:	March 27, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANCIS S. BLAKE	Chairman and Chief Executive Officer (Principal Executive Officer)	March 27, 2013
(Francis S. Blake)

/s/ CAROL B. TOMÉ	Chief Financial Officer and Executive Vice President – Corporate Services (Principal Financial Officer and Principal Accounting Officer)	March 27, 2013
(Carol B. Tomé)

/s/ F. DUANE ACKERMAN	Director	March 27, 2013
(F. Duane Ackerman)

/s/ ARI BOUSBIB	Director	March 27, 2013
(Ari Bousbib)

/s/ GREGORY D. BRENNEMAN	Director	March 27, 2013
(Gregory D. Brenneman)

/s/ J. FRANK BROWN	Director	March 27, 2013
(J. Frank Brown)

/s/ ALBERT P. CAREY	Director	March 27, 2013
(Albert P. Carey)

/s/ ARMANDO CODINA	Director	March 27, 2013
(Armando Codina)

/s/ BONNIE G. HILL	Director	March 27, 2013
(Bonnie G. Hill)

/s/ KAREN L. KATEN	Director	March 27, 2013
(Karen L. Katen)

/s/ MARK VADON	Director	March 27, 2013
(Mark Vadon)

Five-Year Summary of Financial and Operating Results
The Home Depot, Inc. and Subsidiaries

amounts in millions, except where noted	2012(1)	2011	2010	2009	2008
STATEMENT OF EARNINGS DATA(2)
Net sales	$74,754	$70,395	$67,997	$66,176	$71,288
Net sales increase (decrease) (%)	6.2	3.5	2.8	(7.2)	(7.8)
Earnings before provision for income taxes	7,221	6,068	5,273	3,982	3,590
Net earnings	4,535	3,883	3,338	2,620	2,312
Net earnings increase (decrease) (%)	16.8	16.3	27.4	13.3	(45.1)
Diluted earnings per share ($)	3.00	2.47	2.01	1.55	1.37
Diluted earnings per share increase (decrease) (%)	21.5	22.9	29.7	13.1	(39.6)
Diluted weighted average number of common shares	1,511	1,570	1,658	1,692	1,686
Gross margin – % of sales	34.6	34.5	34.3	33.9	33.7
Total operating expenses – % of sales	24.2	25.0	25.7	26.6	27.5
Interest and other, net – % of sales	0.7	0.8	0.8	1.2	1.1
Earnings before provision for income taxes – % of sales	9.7	8.6	7.8	6.0	5.0
Net earnings – % of sales	6.1	5.5	4.9	4.0	3.2
BALANCE SHEET DATA AND FINANCIAL RATIOS(2)
Total assets	$41,084	$40,518	$40,125	$40,877	$41,164
Working capital	3,910	5,144	3,357	3,537	2,209
Merchandise inventories	10,710	10,325	10,625	10,188	10,673
Net property and equipment	24,069	24,448	25,060	25,550	26,234
Long-term debt	9,475	10,758	8,707	8,662	9,667
Stockholders’ equity	17,777	17,898	18,889	19,393	17,777
Book value per share ($)	11.97	11.64	11.64	11.42	10.48
Long-term debt-to-equity (%)	53.3	60.1	46.1	44.7	54.4
Total debt-to-equity (%)	60.7	60.3	51.6	49.9	64.3
Current ratio	1.34:1	1.55:1	1.33:1	1.34:1	1.20:1
Inventory turnover	4.5x	4.3x	4.1x	4.1x	4.0x
Return on invested capital (%)	17.0	14.9	12.8	10.7	9.5
STATEMENT OF CASH FLOWS DATA
Depreciation and amortization	$1,684	$1,682	$1,718	$1,806	$1,902
Capital expenditures	1,312	1,221	1,096	966	1,847
Cash dividends per share ($)	1.160	1.040	0.945	0.900	0.900
STORE DATA
Number of stores	2,256	2,252	2,248	2,244	2,274
Square footage at fiscal year-end	235	235	235	235	238
Increase (decrease) in square footage (%)	—	—	—	(1.3)	1.3
Average square footage per store (in thousands)	104	104	105	105	105
STORE SALES AND OTHER DATA
Comparable store sales increase (decrease) (%)(3)	4.6	3.4	2.9	(6.6)	(8.7)
Weighted average weekly sales per operating store (in thousands)	$627	$601	$581	$563	$601
Weighted average sales per square foot ($)	319	299	289	279	298
Number of customer transactions	1,364	1,318	1,306	1,274	1,272
Average ticket ($)	54.89	53.28	51.93	51.76	55.61
Number of associates at fiscal year-end (in thousands)(2)	340	331	321	317	322

(1)	Fiscal year 2012 includes 53 weeks; all other fiscal years reported include 52 weeks.

(2)	Continuing operations only.

(3)
Includes Net Sales at locations open greater than 12 months, including relocated and remodeled stores and excluding closed stores. Retail stores become comparable on the Monday following their 365th day of operation. Comparable store sales is intended only as supplemental information and is not a substitute for Net Sales or Net Earnings presented in accordance with generally accepted accounting principles. Net Sales for the 53rd week of fiscal 2012 are not included in comparable store sales results for fiscal 2012.

F-1

INDEX OF ATTACHED EXHIBITS

10.2†	Form of Executive Employment Death Benefit Agreement.

10.22†	Code Section 409A Amendment to Employment Arrangement between Carol B. Tomé and The Home Depot, Inc., dated December 21, 2012.

12	Statement of Computation of Ratio of Earnings to Fixed Charges.

21	List of Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1‡	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Annual Report on Form 10-K for the fiscal year ended February 3, 2013, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders' Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.

‡	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of the SEC's Regulation S-K.