Form 10-Q
period 2013-05-05
HOME DEPOT INC
filed 2013-05-29
CIK 354950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 5, 2013
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
1,460,796,393 shares of common stock, $0.05 par value, as of May 21, 2013

THE HOME DEPOT, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

amounts in millions, except share and per share data	May 5, 2013	February 3, 2013
ASSETS
Current Assets:
Cash and Cash Equivalents	$4,337	$2,494
Receivables, net	1,658	1,395
Merchandise Inventories	11,825	10,710
Other Current Assets	800	773
Total Current Assets	18,620	15,372
Property and Equipment, at cost	38,688	38,491
Less Accumulated Depreciation and Amortization	14,782	14,422
Net Property and Equipment	23,906	24,069
Goodwill	1,187	1,170
Other Assets	482	473
Total Assets	$44,195	$41,084
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$7,384	$5,376
Accrued Salaries and Related Expenses	1,264	1,414
Sales Taxes Payable	596	472
Deferred Revenue	1,377	1,270
Income Taxes Payable	515	22
Current Installments of Long-Term Debt	1,332	1,321
Other Accrued Expenses	1,550	1,587
Total Current Liabilities	14,018	11,462
Long-Term Debt, excluding current installments	11,460	9,475
Other Long-Term Liabilities	2,054	2,051
Deferred Income Taxes	270	319
Total Liabilities	27,802	23,307
STOCKHOLDERS’ EQUITY
Common Stock, par value $0.05; authorized: 10 billion shares; issued: 1.758 billion shares at May 5, 2013 and 1.754 billion shares at February 3, 2013; outstanding: 1.461 billion shares at May 5, 2013 and 1.484 billion shares at February 3, 2013	88	88
Paid-In Capital	7,790	7,948
Retained Earnings	20,687	20,038
Accumulated Other Comprehensive Income	433	397
Treasury Stock, at cost, 297 million shares at May 5, 2013 and 270 million shares at February 3, 2013	(12,605)	(10,694)
Total Stockholders’ Equity	16,393	17,777
Total Liabilities and Stockholders’ Equity	$44,195	$41,084
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended
amounts in millions, except per share data	May 5, 2013	April 29, 2012
NET SALES	$19,124	$17,808
Cost of Sales	12,445	11,625
GROSS PROFIT	6,679	6,183
Operating Expenses:
Selling, General and Administrative	4,183	4,086
Depreciation and Amortization	402	383
Total Operating Expenses	4,585	4,469
OPERATING INCOME	2,094	1,714
Interest and Other (Income) Expense:
Interest and Investment Income	(3)	(5)
Interest Expense	164	156
Other	—	(67)
Interest and Other, net	161	84
EARNINGS BEFORE PROVISION FOR INCOME TAXES	1,933	1,630
Provision for Income Taxes	707	595
NET EARNINGS	$1,226	$1,035

Weighted Average Common Shares	1,468	1,522
BASIC EARNINGS PER SHARE	$0.84	$0.68
Diluted Weighted Average Common Shares	1,478	1,531
DILUTED EARNINGS PER SHARE	$0.83	$0.68
Dividends Declared Per Share	$0.39	$0.29
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
amounts in millions	May 5, 2013	April 29, 2012
Net Earnings	$1,226	$1,035
Other Comprehensive Income:
Foreign Currency Translation Adjustments	44	159
Cash Flow Hedges, net of tax	2	1
Other	(10)	—
Total Other Comprehensive Income	36	160
COMPREHENSIVE INCOME	$1,262	$1,195
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
amounts in millions	May 5, 2013	April 29, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$1,226	$1,035
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	435	410
Stock-Based Compensation Expense	65	58
Changes in Assets and Liabilities, net of the effects of acquisition:
Receivables, net	(259)	(254)
Merchandise Inventories	(1,103)	(1,204)
Other Current Assets	23	(75)
Accounts Payable and Accrued Expenses	1,797	2,097
Deferred Revenue	107	69
Income Taxes Payable	576	462
Deferred Income Taxes	(89)	(15)
Other	(81)	(93)
Net Cash Provided by Operating Activities	2,697	2,490
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(278)	(228)
Payments for Business Acquired, net	(13)	—
Proceeds from Sales of Property and Equipment	15	7
Net Cash Used in Investing Activities	(276)	(221)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Long-Term Borrowings, net of discount	1,994	—
Repayments of Long-Term Debt	(8)	(7)
Repurchases of Common Stock	(2,196)	(1,131)
Proceeds from Sales of Common Stock	64	412
Cash Dividends Paid to Stockholders	(577)	(444)
Other Financing Activities	134	87
Net Cash Used in Financing Activities	(589)	(1,083)
Change in Cash and Cash Equivalents	1,832	1,186
Effect of Exchange Rate Changes on Cash and Cash Equivalents	11	18
Cash and Cash Equivalents at Beginning of Period	2,494	1,987
Cash and Cash Equivalents at End of Period	$4,337	$3,191
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 3, 2013, as filed with the Securities and Exchange Commission.
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
Valuation Reserves
As of May 5, 2013 and February 3, 2013, the valuation allowances for Merchandise Inventories and uncollectible Receivables were not material.

2.	LONG-TERM DEBT
In April 2013, the Company issued $1.0 billion of 2.70% Senior Notes due April 1, 2023 at a discount of $2 million and $1.0 billion of 4.20% Senior Notes due April 1, 2043 at a discount of $4 million (together, the "April 2013 issuance"). Interest on these Senior Notes is due semi-annually on April 1 and October 1 of each year, beginning October 1, 2013. The net proceeds of the April 2013 issuance will be used for general corporate purposes, including repurchases of shares of the Company's common stock. The $6 million discount associated with the April 2013 issuance is being amortized over the term of the Senior Notes using the effective interest rate method. Issuance costs associated with the April 2013 issuance were approximately $15 million and are being amortized over the term of the Senior Notes.
The Senior Notes may be redeemed by the Company at any time, in whole or in part, at the redemption price plus accrued interest up to the redemption date. The redemption price is equal to the greater of (1) 100% of the principal amount of the Senior Notes to be redeemed, and (2) the sum of the present values of the remaining scheduled payments of principal and interest to maturity. Additionally, if a Change in Control Triggering Event occurs, as defined by the terms of the April 2013 issuance, holders of the April 2013 issuance have the right to require the Company to redeem those notes at 101% of the aggregate principal amount of the notes plus accrued interest up to the redemption date. The Company is generally not limited under the indenture governing the Senior Notes in its ability to incur additional indebtedness or required to maintain financial ratios or specified levels of net worth or liquidity. Further, while the indenture governing the Senior Notes contains various restrictive covenants, none is expected to impact the Company's liquidity or capital resources.

3.	ACCELERATED SHARE REPURCHASE
In the first quarter of fiscal 2013, the Company entered into an Accelerated Share Repurchase ("ASR") agreement with a third-party financial institution to repurchase $1.5 billion of the Company’s common stock. Under this agreement, the Company paid $1.5 billion to the financial institution and received an initial delivery of approximately 18 million shares in the first quarter of fiscal 2013. The fair market value of the 18 million shares on the date of purchase was $1.3 billion and is included in Treasury Stock in the accompanying Consolidated Balance Sheets as of May 5, 2013. The remaining $239 million is included in Paid-In Capital in the accompanying Consolidated Balance Sheets as of May 5, 2013. The final number of shares delivered upon settlement of the $1.5 billion ASR agreement will be determined with reference to the average price of the Company’s common stock over the term of the ASR agreement.

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
The fair value of an asset is considered to be the price at which the asset could be sold in an orderly transaction between unrelated knowledgeable and willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, rather than the amount that would be paid to settle the liability with the creditor. Assets and liabilities recorded at fair value are measured using a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•	Level 1 –	Observable inputs that reflect quoted prices in active markets
•	Level 2 –	Inputs other than quoted prices in active markets that are either directly or indirectly observable
•	Level 3 –	Unobservable inputs for which little or no market data exists, therefore requiring the Company to develop its own assumptions

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The assets and liabilities of the Company that are measured at fair value on a recurring basis as of May 5, 2013 and February 3, 2013 were as follows (amounts in millions):

	Fair Value at May 5, 2013 Using			Fair Value at February 3, 2013 Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative agreements - assets	$—	$67	$—	$—	$64	$—
Derivative agreements - liabilities	—	(12)	—	—	(15)	—
Total	$—	$55	$—	$—	$49	$—
The Company uses derivative financial instruments from time to time in the management of its interest rate exposure on long-term debt and its exposure on foreign currency fluctuations. The fair value of the Company’s derivative financial instruments was measured using level 2 inputs.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The assets and liabilities of the Company that were measured at fair value on a nonrecurring basis during the three months ended May 5, 2013 and April 29, 2012 were as follows (amounts in millions):

	Fair Value Measured During
	the Three Months Ended	Gains
	May 5, 2013 - Level 3	(Losses)
Lease obligation costs, net	$(133)	$(2)
Total for the first three months of fiscal 2013		$(2)

Fair Value Measured During
	the Three Months Ended	Gains
	April 29, 2012 - Level 3	(Losses)
Lease obligation costs, net	$(138)	$—
Total for the first three months of fiscal 2012		$—
Lease obligation costs were related to certain store closings and the exit of certain businesses in fiscal 2009 and 2008. These charges were measured on a nonrecurring basis using fair value measurements with unobservable inputs (level 3).
Long-lived assets were analyzed for impairment on a nonrecurring basis using fair value measurements with unobservable inputs (level 3). Impairment charges related to long-lived assets in the first three months of fiscal 2013 and 2012 were not material.
The aggregate fair value of the Company’s Senior Notes, based on quoted market prices, was $14.3 billion and $12.2 billion at May 5, 2013 and February 3, 2013, respectively, compared to a carrying value of $12.3 billion and $10.3 billion at May 5, 2013 and February 3, 2013, respectively.

THE HOME DEPOT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES
The reconciliation of basic to diluted weighted average common shares for the three months ended May 5, 2013 and April 29, 2012 was as follows (amounts in millions):

	Three Months Ended
	May 5, 2013	April 29, 2012
Weighted average common shares	1,468	1,522
Effect of potentially dilutive securities:
Stock plans	10	9
Diluted weighted average common shares	1,478	1,531
Stock plans consist of shares granted under the Company’s employee stock plans. Options to purchase 1 million and 2 million shares of common stock for the three months ended May 5, 2013 and April 29, 2012, respectively, were excluded from the computation of Diluted Earnings per Share because their effect would have been anti-dilutive.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
The Home Depot, Inc.:
We have reviewed the Consolidated Balance Sheet of The Home Depot, Inc. and subsidiaries as of May 5, 2013, and the related Consolidated Statements of Earnings, Comprehensive Income, and Cash Flows for the three-month periods ended May 5, 2013 and April 29, 2012. These Consolidated Financial Statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheet of The Home Depot, Inc. and subsidiaries as of February 3, 2013, and the related Consolidated Statements of Earnings, Comprehensive Income, Stockholders’ Equity, and Cash Flows for the year then ended (not presented herein); and in our report dated March 28, 2013, we expressed an unqualified opinion on those Consolidated Financial Statements. In our opinion, the information set forth in the accompanying Consolidated Balance Sheet as of February 3, 2013, is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.
/s/ KPMG LLP
Atlanta, Georgia
May 29, 2013

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
Certain statements contained herein regarding our future performance constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may relate to, among other things, the demand for our products and services, net sales growth, comparable store sales, state of the economy, state of the residential construction, housing and home improvement markets, state of the credit markets, including mortgages, home equity loans and consumer credit, inventory and in-stock positions, commodity price inflation and deflation, implementation of store and supply chain initiatives, continuation of share repurchase programs, net earnings performance, earnings per share, capital allocation and expenditures, liquidity, return on invested capital, management of relationships with our suppliers and vendors, stock-based compensation expense, the effect of accounting charges, the effect of adopting certain accounting standards, the ability to issue debt on terms and at rates acceptable to us, store openings and closures, expense leverage and financial outlook.
Forward-looking statements are based on currently available information and our current assumptions, expectations and projections about future events. You should not rely on our forward-looking statements. These statements are not guarantees of future performance and are subject to future events, risks and uncertainties – many of which are beyond our control or are currently unknown to us – as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. These risks and uncertainties include, but are not limited to, those described in Item 1A, "Risk Factors" and elsewhere in our Annual Report on Form 10-K for the fiscal year ended February 3, 2013 as filed with the Securities and Exchange Commission ("SEC") on March 28, 2013 ("Form 10-K") and in Item 1A of Part II and elsewhere in this report. You should read such information in conjunction with our Consolidated Financial Statements and related notes and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this report. There also may be other factors that we cannot anticipate or that are not described in this report, generally because we do not currently perceive them to be material. Such factors could cause results to differ materially from our expectations.
Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements other than as required by law. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the SEC.
EXECUTIVE SUMMARY AND SELECTED CONSOLIDATED STATEMENTS OF EARNINGS DATA
For the first quarter of fiscal 2013, we reported Net Earnings of $1.2 billion and Diluted Earnings per Share of $0.83 compared to Net Earnings of $1.0 billion and Diluted Earnings per Share of $0.68 for the first quarter of fiscal 2012.
Net Sales increased 7.4% to $19.1 billion for the first quarter of fiscal 2013 from $17.8 billion for the first quarter of fiscal 2012. Due to the 53rd week in fiscal 2012, the first quarter of fiscal 2013 benefited from a seasonal timing change that added approximately $574 million, or approximately 320 basis points, of growth to Net Sales. Our comparable store sales increased 4.3% in the first quarter of fiscal 2013, driven by a 4.2% increase in our comparable store average ticket and a 0.1% increase in our comparable store customer transactions. Comparable store sales for our U.S. stores increased 4.8% in the first quarter of fiscal 2013.
In the first quarter of fiscal 2013, we continued to focus on the following four key initiatives:
Customer Service – Our focus on customer service is anchored on the principles of creating an emotional connection with customers, putting customers first and simplifying the business. We continue to work toward and expect to achieve our goal of having 60% of our store labor hours dedicated to customer-facing activity by the end of fiscal 2013.
Product Authority – Our focus on product authority is facilitated by our merchandising transformation and portfolio strategy, which is aimed at delivering innovation, assortment and value. As part of this effort, we introduced innovative new products and great values for both our professional and do-it-yourself customers in a variety of departments.
Disciplined Capital Allocation, Productivity and Efficiency – Our approach to driving productivity and efficiency is advanced through continuous operational improvement, incremental supply chain benefits, disciplined capital allocation and expense control and building shareholder value through higher returns on invested capital and total value returned to shareholders in the form of dividends and share repurchases. Our inventory turnover ratio was 4.4 times at the end of the first quarter of fiscal 2013 compared to 4.3 times at the end of the first quarter of fiscal 2012.
During the first quarter of fiscal 2013, we entered into an Accelerated Share Repurchase ("ASR") agreement with a third-party financial institution to repurchase $1.5 billion of our common stock. We received an initial delivery of approximately 18 million shares in the first quarter of fiscal 2013 under the $1.5 billion ASR agreement. We also repurchased approximately 9 million additional shares through the open market during the first quarter of fiscal 2013.

Interconnected Retail – Our focus on interconnected retail is based on building a competitive platform across all commerce channels. During the first quarter of fiscal 2013, we completed the roll out of Buy Online, Ship To Store ("BOSS"), which allows customers access to over 300,000 items available for pickup in our stores. We also continued to improve the shopping experience for our customers by simplifying our online checkout process and implementing electronic receipts on our website, on our mobile applications and in our stores.
We opened one new store in Mexico during the first quarter of fiscal 2013, for a total store count of 2,257 at the end of the quarter. As of the end of the first quarter of fiscal 2013, a total of 281 of our stores, or 12.5%, were located in Canada and Mexico.
We generated $2.7 billion of cash flow from operations in the first quarter of fiscal 2013. This cash flow, along with $2.0 billion of long-term debt issued in the first quarter of fiscal 2013, was used in part to fund $2.2 billion of share repurchases, pay $577 million of dividends and fund $278 million in capital expenditures.
Our return on invested capital (computed on net operating profit after tax for the trailing twelve months and the average of beginning and ending long-term debt and equity) was 17.7% for the first quarter of fiscal 2013 compared to 15.4% for the first quarter of fiscal 2012.

We believe the selected sales data, the percentage relationship between Net Sales and major categories in the Consolidated Statements of Earnings and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations.

	% of Net Sales
	Three Months Ended
	May 5, 2013	April 29, 2012	% Increase (Decrease) in Dollar Amounts
NET SALES	100.0%	100.0%	7.4%
GROSS PROFIT	34.9	34.7	8.0
Operating Expenses:
Selling, General and Administrative	21.9	22.9	2.4
Depreciation and Amortization	2.1	2.2	5.0
Total Operating Expenses	24.0	25.1	2.6

OPERATING INCOME	10.9	9.6	22.2
Interest and Other (Income) Expense:
Interest and Investment Income	—	—	(40.0)
Interest Expense	0.9	0.9	5.1
Other	—	(0.4)	(100.0)
Interest and Other, net	0.8	0.5	91.7

EARNINGS BEFORE PROVISION FOR INCOME TAXES	10.1	9.2	18.6
Provision for Income Taxes	3.7	3.3	18.8
NET EARNINGS	6.4%	5.8%	18.5%
SELECTED SALES DATA
Number of Customer Transactions (in millions)	337.1	328.9	2.5%
Average Ticket	$57.24	$54.51	5.0%
Weighted Average Weekly Sales Per Operating Store (in thousands)	$658	$612	7.5%
Weighted Average Sales per Square Foot	$328.17	$304.44	7.8%
Comparable Store Sales Increase (%)(1)	4.3%	5.8%	N/A
Note: Certain percentages may not sum to totals due to rounding.
 —————

(1)
Includes Net Sales at locations open greater than 12 months, including relocated and remodeled stores and online sales and excluding closed stores. Retail stores become comparable on the Monday following their 365th day of operation. Comparable store sales is intended only as supplemental information and is not a substitute for Net Sales or Net Earnings presented in accordance with generally accepted accounting principles.

N/A – Not Applicable

RESULTS OF OPERATIONS
Net Sales for the first quarter of fiscal 2013 increased 7.4% to $19.1 billion from $17.8 billion for the first quarter of fiscal 2012. The increase in Net Sales for the first quarter of fiscal 2013 reflects the impact of positive comparable store sales and the benefit from a seasonal timing change. Total comparable store sales increased 4.3% for the first quarter of fiscal 2013 compared to an increase of 5.8% for the first quarter of fiscal 2012. Due to the 53rd week in fiscal 2012, the first quarter of fiscal 2013 included one additional week of spring, and this seasonal timing change added approximately $574 million, or approximately 320 basis points, of growth to Net Sales.
The positive comparable store sales for the first quarter of fiscal 2013 reflect a number of factors, including the execution of our key initiatives and an improved U.S. housing market. All of our departments except two posted positive comparable store sales for the first quarter of fiscal 2013, and comparable store average ticket increased 4.2% for the first quarter of fiscal 2013. Comparable store sales for our Kitchen, Lumber, Tools, Plumbing, Décor, Electrical, Bath, Flooring, Lighting and Hardware product categories were above the Company average for the first quarter of fiscal 2013. Comparable store sales for our Paint, Millwork and Building Materials product categories were positive for the first quarter of fiscal 2013. Comparable store sales for our Indoor Garden and Outdoor Garden product categories were negative for the first quarter of 2013, reflecting the impact of cooler weather and difficult year-over-year comparisons due to last year's unusually warm spring weather.
Gross Profit increased 8.0% to $6.7 billion for the first quarter of fiscal 2013 from $6.2 billion for the first quarter of fiscal 2012. Gross Profit as a percent of Net Sales was 34.9% for the first quarter of fiscal 2013 compared to 34.7% for the first quarter of fiscal 2012, an increase of 20 basis points. The increase in gross profit margin for the first quarter of fiscal 2013 was driven primarily by our recently acquired businesses, which are gross margin accretive, and improved shrink performance partially offset by a change in mix of products sold.
Selling, General and Administrative expenses ("SG&A") increased 2.4% to $4.2 billion for the first quarter of fiscal 2013 from $4.1 billion for the first quarter of fiscal 2012. As a percent of Net Sales, SG&A was 21.9% for the first quarter of fiscal 2013 compared to 22.9% for the same period last year. The decrease in SG&A as a percent of sales reflects expense leverage resulting from the positive comparable store sales environment and strong expense controls.
Depreciation and Amortization increased 5.0% to $402 million for the first quarter of fiscal 2013 from $383 million for the first quarter of fiscal 2012. Depreciation and Amortization as a percent of Net Sales was 2.1% for the first quarter of fiscal 2013 compared to 2.2% for the first quarter of fiscal 2012. The decrease in Depreciation and Amortization as a percent of Net Sales for the first quarter of fiscal 2013 reflects expense leverage in the positive comparable store sales environment offset by higher depreciation related to our capital expenditures in recent years being more heavily weighted toward technology assets that have shorter depreciable lives.
Operating Income increased 22.2% to $2.1 billion for the first quarter of fiscal 2013 from $1.7 billion for the first quarter of fiscal 2012. Operating Income as a percent of Net Sales was 10.9% for the first quarter of fiscal 2013 compared to 9.6% for the first quarter of fiscal 2012.
For the first quarter of fiscal 2013, we recognized $161 million of Interest and Other, net, compared to $84 million for the first quarter of fiscal 2012. Interest and Other, net, as a percent of Net Sales was 0.8% for the first quarter of fiscal 2013 compared to 0.5% for the first quarter of fiscal 2012. Interest and Other, net, for the first quarter of 2012 included a $67 million pretax benefit related to the termination of our guarantee of a senior secured loan of HD Supply, Inc.
Our combined effective income tax rate was 36.6% for the first quarter of fiscal 2013 compared to 36.5% for the first quarter of fiscal 2012.

Diluted Earnings per Share were $0.83 for the first quarter of fiscal 2013 compared to $0.68 for the first quarter of fiscal 2012. Diluted Earnings per Share for the first quarter of fiscal 2013 reflect $0.03 of benefit from repurchases of our common stock in the twelve months ended May 5, 2013.
LIQUIDITY AND CAPITAL RESOURCES
Cash flow generated from operations provides us with a significant source of liquidity. During the first quarter of fiscal 2013, Net Cash Provided by Operating Activities was $2.7 billion compared to $2.5 billion for the same period of fiscal 2012. This increase is primarily due to a $191 million increase in Net Earnings resulting from higher comparable store sales and expense controls. The amount of cash flow generated in the first quarter of fiscal 2013 from working capital and other, including Merchandise Inventories and Accounts Payable and Accrued Expenses, was consistent with the same period last year.

Net Cash Used in Investing Activities for the first quarter of fiscal 2013 was $276 million compared to $221 million for the same period of fiscal 2012. This change was primarily due to a $50 million increase in Capital Expenditures in the first quarter of fiscal 2013 compared to the same period last year.
Net Cash Used in Financing Activities for the first quarter of fiscal 2013 was $589 million compared to $1.1 billion for the same period of fiscal 2012. This change was primarily the result of $2.0 billion in net proceeds from long-term borrowings, partially offset by $1.1 billion more in repurchases of common stock and $348 million less in proceeds from the sale of common stock in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012.
In April 2013, we issued $1.0 billion of 2.70% Senior Notes due April 1, 2023 at a discount of $2 million and $1.0 billion of 4.20% Senior Notes due April 1, 2043 at a discount of $4 million (together, the "April 2013 issuance"). Interest on these Senior Notes is due semi-annually on April 1 and October 1 of each year, beginning October 1, 2013. The net proceeds of the April 2013 issuance will be used for general corporate purposes, including repurchases of shares of our common stock.
In the first quarter of fiscal 2013, we entered into an ASR agreement with a third-party financial institution to repurchase $1.5 billion of our common stock. Under this agreement, we paid $1.5 billion to the financial institution and received an initial delivery of approximately 18 million shares in the first quarter of fiscal 2013. The final number of shares delivered upon settlement of the $1.5 billion ASR agreement will be determined with reference to the average price of our common stock over the term of the agreement.
In the the first quarter of fiscal 2013, we repurchased approximately 9 million additional shares of our common stock for $650 million through the open market. As of the end of the first quarter of fiscal 2013, $14.9 billion remained under the $17.0 billion share repurchase authorization approved by our Board of Directors in February 2013.
We have commercial paper programs that allow for borrowings up to $2.0 billion. In connection with the programs, we have a back-up credit facility with a consortium of banks for borrowings up to $2.0 billion. As of May 5, 2013, there were no borrowings outstanding under the commercial paper programs or the related credit facility. The credit facility expires in July 2017 and contains various restrictive covenants. As of May 5, 2013, we were in compliance with all of the covenants, and they are not expected to impact our liquidity or capital resources.
As of May 5, 2013, we had $4.3 billion in Cash and Cash Equivalents. We believe that our current cash position, access to the debt capital markets and cash flow generated from operations should be sufficient to enable us to complete our capital expenditure programs and fund dividend payments, share repurchases and any required long-term debt payments through the next several fiscal years. In addition, we have funds available from our commercial paper programs and the ability to obtain alternative sources of financing.

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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended May 5, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under Item 1A, "Risk Factors" and elsewhere in our Form 10-K. These risks and uncertainties could materially and adversely affect our business, financial condition and results of operations. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business. There have been no material changes in the risk factors discussed in our Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)
During the first quarter of fiscal 2013, the Company issued 512 deferred stock units under The Home Depot, Inc. NonEmployee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The deferred stock units were credited to the accounts of such nonemployee directors during the first quarter of fiscal 2013 who elected to receive board retainers in the form of deferred stock units instead of cash. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in that plan.

(b)
During the first quarter of fiscal 2013, the Company credited 1,224 deferred stock units to participant accounts under The Home Depot FutureBuilder Restoration Plan pursuant to an exemption from the registration requirements of the Securities Act of 1933 for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following the termination of services as described in that plan.

(c)
In the first quarter of fiscal 2013, the Board of Directors authorized a $17.0 billion share repurchase program. Through the end of the first quarter of fiscal 2013, the Company has repurchased shares of its common stock having a value of approximately $2.1 billion under this program. The number and average price of shares purchased in each fiscal month of the first quarter of fiscal 2013 are set forth in the table below:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
February 4, 2013 – March 3, 2013	173,445	$68.25	—	$17,000,000,000
March 4, 2013 – March 31, 2013(3)	23,823,938	$69.81	22,210,496	$15,210,002,358
April 1, 2013 – May 5, 2013	4,985,643	$72.27	4,981,435	$14,850,002,375

(1)
These amounts include repurchases pursuant to the Company’s 1997 and Amended and Restated 2005 Omnibus Stock Incentive Plans (the “Plans”). Under the Plans, participants may surrender shares as payment of applicable tax withholding on the vesting of restricted stock and deferred share awards. Participants in the Plans may also exercise stock options by surrendering shares of common stock that the participants already own as payment of the exercise price. Shares so surrendered by participants in the Plans are repurchased pursuant to the terms of the Plans and applicable award agreement and not pursuant to publicly announced share repurchase programs.

(2)
In the first quarter of fiscal 2013, the Board of Directors authorized a $17.0 billion share repurchase program that replaced the previous authorization. The program does not have a prescribed expiration date.

(3)
In the first quarter of fiscal 2013, the Company paid $1.5 billion under an ASR agreement and received an initial delivery of approximately 18 million shares. The Average Price Paid Per Share was calculated using the fair market value of the shares on the date the initial shares were delivered. See Note 3 to the Consolidated Financial Statements included in this report.

Item 6.	Exhibits
Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the references in brackets. All other exhibits are filed or furnished herewith.

*3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q filed on September 1, 2011, Exhibit 3.1]

*3.2	By-Laws of The Home Depot, Inc. (Amended and Restated Effective June 2, 2011). [Form 8-K filed on June 7, 2011, Exhibit 3.1]

10.1†	The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1	Acknowledgement of Independent Registered Public Accounting Firm, dated May 29, 2013.

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Chief Financial Officer and Executive Vice President – Corporate Services furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2013, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

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

May 28, 2013
(Date)

INDEX TO EXHIBITS

Exhibit	Description

Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the references in brackets. All other exhibits are filed or furnished herewith.

*3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q filed on September 1, 2011, Exhibit 3.1]

*3.2	By-Laws of The Home Depot, Inc. (Amended and Restated Effective June 2, 2011). [Form 8-K filed on June 7, 2011, Exhibit 3.1]

10.1†	The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1	Acknowledgement of Independent Registered Public Accounting Firm, dated May 29, 2013.

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Chief Financial Officer and Executive Vice President – Corporate Services furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2013, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

—————

†	Management contract or compensatory plan or arrangement.