Form 10-Q
period 2013-08-04
HOME DEPOT INC
filed 2013-08-28
CIK 354950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 4, 2013
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
1,432,443,494 shares of common stock, $0.05 par value, as of August 20, 2013

THE HOME DEPOT, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

amounts in millions, except share and per share data	August 4, 2013	February 3, 2013
ASSETS
Current Assets:
Cash and Cash Equivalents	$3,419	$2,494
Receivables, net	1,542	1,395
Merchandise Inventories	11,086	10,710
Other Current Assets	848	773
Total Current Assets	16,895	15,372
Property and Equipment, at cost	38,752	38,491
Less Accumulated Depreciation and Amortization	15,102	14,422
Net Property and Equipment	23,650	24,069
Goodwill	1,170	1,170
Other Assets	477	473
Total Assets	$42,192	$41,084
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$6,585	$5,376
Accrued Salaries and Related Expenses	1,423	1,414
Sales Taxes Payable	547	472
Deferred Revenue	1,379	1,270
Income Taxes Payable	59	22
Current Installments of Long-Term Debt	1,308	1,321
Other Accrued Expenses	1,694	1,587
Total Current Liabilities	12,995	11,462
Long-Term Debt, excluding current installments	11,450	9,475
Other Long-Term Liabilities	1,979	2,051
Deferred Income Taxes	290	319
Total Liabilities	26,714	23,307
STOCKHOLDERS’ EQUITY
Common Stock, par value $0.05; authorized: 10 billion shares; issued: 1.759 billion shares at August 4, 2013 and 1.754 billion shares at February 3, 2013; outstanding: 1.435 billion shares at August 4, 2013 and 1.484 billion shares at February 3, 2013	88	88
Paid-In Capital	8,001	7,948
Retained Earnings	21,916	20,038
Accumulated Other Comprehensive Income	281	397
Treasury Stock, at cost, 324 million shares at August 4, 2013 and 270 million shares at February 3, 2013	(14,808)	(10,694)
Total Stockholders’ Equity	15,478	17,777
Total Liabilities and Stockholders’ Equity	$42,192	$41,084
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
amounts in millions, except per share data	August 4, 2013	July 29, 2012	August 4, 2013	July 29, 2012
NET SALES	$22,522	$20,570	$41,646	$38,378
Cost of Sales	14,801	13,544	27,246	25,169
GROSS PROFIT	7,721	7,026	14,400	13,209
Operating Expenses:
Selling, General and Administrative	4,294	4,066	8,477	8,152
Depreciation and Amortization	409	391	811	774
Total Operating Expenses	4,703	4,457	9,288	8,926
OPERATING INCOME	3,018	2,569	5,112	4,283
Interest and Other (Income) Expense:
Interest and Investment Income	(2)	(4)	(5)	(9)
Interest Expense	174	155	338	311
Other	—	—	—	(67)
Interest and Other, net	172	151	333	235
EARNINGS BEFORE PROVISION FOR INCOME TAXES	2,846	2,418	4,779	4,048
Provision for Income Taxes	1,051	886	1,758	1,481
NET EARNINGS	$1,795	$1,532	$3,021	$2,567

Weighted Average Common Shares	1,434	1,501	1,452	1,513
BASIC EARNINGS PER SHARE	$1.25	$1.02	$2.08	$1.70
Diluted Weighted Average Common Shares	1,443	1,512	1,462	1,525
DILUTED EARNINGS PER SHARE	$1.24	$1.01	$2.07	$1.68
Dividends Declared Per Share	$0.39	$0.29	$0.78	$0.58
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
amounts in millions	August 4, 2013	July 29, 2012	August 4, 2013	July 29, 2012
Net Earnings	$1,795	$1,532	$3,021	$2,567
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	(153)	(140)	(109)	19
Cash Flow Hedges, net of tax	1	2	3	3
Other	—	—	(10)	—
Total Other Comprehensive (Loss) Income	(152)	(138)	(116)	22
COMPREHENSIVE INCOME	$1,643	$1,394	$2,905	$2,589
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
amounts in millions	August 4, 2013	July 29, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$3,021	$2,567
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	877	833
Stock-Based Compensation Expense	116	107
Changes in Assets and Liabilities, net of the effects of acquisitions:
Receivables, net	(153)	(255)
Merchandise Inventories	(419)	(580)
Other Current Assets	(51)	(40)
Accounts Payable and Accrued Expenses	1,278	1,361
Deferred Revenue	114	109
Income Taxes Payable	140	341
Deferred Income Taxes	(78)	(22)
Other	(127)	(160)
Net Cash Provided by Operating Activities	4,718	4,261
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(599)	(551)
Payments for Businesses Acquired, net	(13)	(45)
Proceeds from Sales of Property and Equipment	16	15
Net Cash Used in Investing Activities	(596)	(581)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Long-Term Borrowings, net of discount	1,994	—
Repayments of Long-Term Debt	(17)	(16)
Repurchases of Common Stock	(4,346)	(2,630)
Proceeds from Sales of Common Stock	150	553
Cash Dividends Paid to Stockholders	(1,143)	(880)
Other Financing Activities	154	122
Net Cash Used in Financing Activities	(3,208)	(2,851)
Change in Cash and Cash Equivalents	914	829
Effect of Exchange Rate Changes on Cash and Cash Equivalents	11	(6)
Cash and Cash Equivalents at Beginning of Period	2,494	1,987
Cash and Cash Equivalents at End of Period	$3,419	$2,810
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
Valuation Reserves
As of August 4, 2013 and February 3, 2013, the valuation allowances for Merchandise Inventories and uncollectible Receivables were not material.

2.	LONG-TERM DEBT
In April 2013, the Company issued $1.0 billion of 2.70% senior notes due April 1, 2023 at a discount of $2 million and $1.0 billion of 4.20% senior notes due April 1, 2043 at a discount of $4 million (together, the "April 2013 issuance"). Interest on these notes is due semi-annually on April 1 and October 1 of each year, beginning October 1, 2013. The net proceeds of the April 2013 issuance were used for general corporate purposes, including repurchases of shares of the Company's common stock. The $6 million discount associated with the April 2013 issuance is being amortized over the term of the notes using the effective interest rate method. Issuance costs associated with the April 2013 issuance were approximately $15 million and are being amortized over the term of the notes.
The notes may be redeemed by the Company at any time, in whole or in part, at the redemption price plus accrued interest up to the redemption date. The redemption price is equal to the greater of (1) 100% of the principal amount of the notes to be redeemed, and (2) the sum of the present values of the remaining scheduled payments of principal and interest to maturity. Additionally, if a Change in Control Triggering Event occurs, as defined by the indenture governing the notes issued in April 2013, holders of the notes have the right to require the Company to redeem those notes at 101% of the aggregate principal amount of the notes plus accrued interest up to the redemption date. The Company is generally not limited under the indenture governing the notes in its ability to incur additional indebtedness or required to maintain financial ratios or specified levels of net worth or liquidity. Further, while the indenture governing the notes contains various restrictive covenants, none is expected to impact the Company's liquidity or capital resources.

3.	ACCELERATED SHARE REPURCHASE AGREEMENTS
In the first quarter of fiscal 2013, the Company entered into an Accelerated Share Repurchase ("ASR") agreement with a third-party financial institution to repurchase $1.5 billion of the Company’s common stock. Under this agreement, the Company paid $1.5 billion to the financial institution and received an initial delivery of approximately 18.1 million shares in the first quarter of fiscal 2013. The transaction was completed in the second quarter of fiscal 2013, at which time the Company received approximately 2.1 million additional shares. The $1.5 billion of shares repurchased is included in Treasury Stock in the accompanying Consolidated Balance Sheets as of August 4, 2013. The final number of shares delivered upon settlement of the $1.5 billion ASR agreement was determined with reference to the average price of the Company's common stock over the term of the agreement.

THE HOME DEPOT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In the second quarter of fiscal 2013, the Company entered into an ASR agreement with a third-party financial institution to repurchase $1.7 billion of the Company’s common stock. Under this agreement, the Company paid $1.7 billion to the financial institution and received an initial delivery of approximately 19.6 million shares in the second quarter of fiscal 2013. The fair market value of the 19.6 million shares on the date of purchase was $1.514 billion and is included in Treasury Stock in the accompanying Consolidated Balance Sheets as of August 4, 2013. The remaining $186 million is included in Paid-In Capital in the accompanying Consolidated Balance Sheets as of August 4, 2013.
The $1.7 billion ASR agreement was completed in the third quarter of fiscal 2013, with the Company receiving approximately 2.4 million additional shares, at which time the $186 million initially included in Paid-In Capital was reclassified to Treasury Stock. The final number of shares delivered upon settlement of the $1.7 billion ASR agreement was determined with reference to the average price of the Company's common stock over the term of the agreement.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The assets and liabilities of the Company that are measured at fair value on a recurring basis as of August 4, 2013 and February 3, 2013 were as follows (amounts in millions):

	Fair Value at August 4, 2013 Using			Fair Value at February 3, 2013 Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative agreements - assets	$—	$46	$—	$—	$64	$—
Derivative agreements - liabilities	—	(2)	—	—	(15)	—
Total	$—	$44	$—	$—	$49	$—
The Company uses derivative financial instruments from time to time in the management of its interest rate exposure on long-term debt and its exposure on foreign currency fluctuations. The fair value of the Company’s derivative financial instruments was measured using level 2 inputs.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Liabilities for lease obligation costs related to certain store closings and the exit of certain businesses in fiscal 2009 and 2008 were measured on a nonrecurring basis using fair value measurements with unobservable inputs (level 3). Charges related to these liabilities in the first six months of fiscal 2013 and 2012 were not material.
Long-lived assets were analyzed for impairment on a nonrecurring basis using fair value measurements with unobservable inputs (level 3). Impairment charges related to long-lived assets in the first six months of fiscal 2013 and 2012 were not material.
The aggregate fair value of the Company’s senior notes, based on quoted market prices, was $13.5 billion and $12.2 billion at August 4, 2013 and February 3, 2013, respectively, compared to a carrying value of $12.3 billion and $10.3 billion at August 4, 2013 and February 3, 2013, respectively.

THE HOME DEPOT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES
The reconciliation of basic to diluted weighted average common shares for the three and six months ended August 4, 2013 and July 29, 2012 was as follows (amounts in millions):

	Three Months Ended		Six Months Ended
	August 4, 2013	July 29, 2012	August 4, 2013	July 29, 2012
Weighted average common shares	1,434	1,501	1,452	1,513
Effect of potentially dilutive securities:
Stock plans	9	11	10	12
Diluted weighted average common shares	1,443	1,512	1,462	1,525
Stock plans consist of shares granted under the Company’s employee stock plans. Options to purchase 1 million and 2 million shares of common stock for the three months ended August 4, 2013 and July 29, 2012, respectively, and options to purchase 1 million and 2 million shares of common stock for the six months ended August 4, 2013 and July 29, 2012, respectively, were excluded from the computation of Diluted Earnings per Share because their effect would have been anti-dilutive.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
The Home Depot, Inc.:
We have reviewed the Consolidated Balance Sheet of The Home Depot, Inc. and subsidiaries as of August 4, 2013, the related Consolidated Statements of Earnings and Comprehensive Income for the three-month and six-month periods ended August 4, 2013 and July 29, 2012, and the related Consolidated Statements of Cash Flows for the six-month periods ended August 4, 2013 and July 29, 2012. These Consolidated Financial Statements are the responsibility of the Company’s management.
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
August 28, 2013

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
Certain statements contained herein regarding our future performance constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may relate to, among other things, the demand for our products and services, net sales growth, comparable store sales, state of the economy, state of the residential construction, housing and home improvement markets, effects of competition, state of the credit markets, including mortgages, home equity loans and consumer credit, inventory and in-stock positions, commodity price inflation and deflation, implementation of store and supply chain initiatives, continuation of share repurchase programs, net earnings performance, earnings per share, capital allocation and expenditures, liquidity, return on invested capital, management of relationships with our suppliers and vendors, stock-based compensation expense, the effect of accounting charges, the effect of adopting certain accounting standards, the ability to issue debt on terms and at rates acceptable to us, store openings and closures, expense leverage and financial outlook.
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
EXECUTIVE SUMMARY AND SELECTED CONSOLIDATED STATEMENTS OF EARNINGS DATA
For the second quarter of fiscal 2013, we reported Net Earnings of $1.8 billion and Diluted Earnings per Share of $1.24 compared to Net Earnings of $1.5 billion and Diluted Earnings per Share of $1.01 for the second quarter of fiscal 2012. For the first six months of fiscal 2013, we reported Net Earnings of $3.0 billion and Diluted Earnings per Share of $2.07 compared to Net Earnings of $2.6 billion and Diluted Earnings per Share of $1.68 for the first six months of fiscal 2012.
Net Sales increased 9.5% to $22.5 billion for the second quarter of fiscal 2013 from $20.6 billion for the second quarter of fiscal 2012. For the first six months of fiscal 2013, Net Sales increased 8.5% to $41.6 billion from $38.4 billion for the first six months of fiscal 2012. Due to the 53rd week in fiscal 2012, the second quarter of 2013 was negatively impacted by a seasonal timing change that resulted in one less week of spring sales in the quarter when compared to the same period in fiscal 2012. This shift reduced Net Sales by approximately $249 million, or approximately 120 basis points. For the first six months of fiscal 2013, this seasonal timing change added approximately $325 million, or approximately 80 basis points, of growth to Net Sales. Our comparable store sales increased 10.7% in the second quarter of fiscal 2013, driven by a 5.7% increase in our comparable store customer transactions and a 4.8% increase in our comparable store average ticket.
In the first six months of fiscal 2013, we continued to focus on the following four key initiatives:
Customer Service – Our focus on customer service is anchored on the principles of creating an emotional connection with customers, putting customers first and simplifying the business. In the first six months of fiscal 2013, we introduced Project Simple into store operations, dramatically reducing the administrative tasking within the stores. This allowed us to respond to volume and transaction growth, while maintaining customer satisfaction levels. We expect to achieve our goal of having 60% of our store labor hours dedicated to customer-facing activity by the end of fiscal 2013.
Product Authority – Our focus on product authority is facilitated by our merchandising transformation and portfolio strategy, which is aimed at delivering innovation, assortment and value. As part of this effort, we introduced innovative new products and great values for both our professional and do-it-yourself customers in a variety of departments.
Disciplined Capital Allocation, Productivity and Efficiency – Our approach to driving productivity and efficiency is advanced through continuous operational improvement, incremental supply chain benefits, disciplined capital allocation and expense control and building shareholder value through higher returns on invested capital and total value returned to shareholders in the form of dividends and share repurchases. In the first six months of fiscal 2013, we continued to make improvements to our forecasting and replenishment systems, helping our business to react to and recover from sales spikes while keeping inventory under control. Our inventory turnover ratio was 4.9 times at the end of the second quarter of fiscal 2013 compared to 4.7 times at the end of the second quarter of fiscal 2012.
During the second quarter of fiscal 2013, we settled a $1.5 billion Accelerated Share Repurchase ("ASR") agreement that was entered into in the first quarter of fiscal 2013. We received a total of approximately 20.2 million shares under the $1.5 billion ASR agreement in the first six months of fiscal 2013, including approximately 2.1 million shares received upon settlement of the agreement in the second quarter of fiscal 2013. Also during the second quarter of fiscal 2013, we entered into a $1.7 billion ASR agreement. We received an initial delivery of approximately 19.6 million shares in the second quarter of fiscal 2013 under the $1.7 billion ASR agreement and approximately 2.4 million additional shares upon settlement of the agreement in the third quarter of fiscal 2013, for a total of approximately 22.0 million shares. We repurchased approximately 14.9 million additional shares of our common stock in the open market during the first six months of fiscal 2013.
Interconnected Retail – Our focus on interconnected retail is based on building a competitive platform across all commerce channels. As of the end of the second quarter of fiscal 2013, approximately one-third of our online orders were completed in a store, either through Buy Online, Pick-Up In Store ("BOPIS") or Buy Online, Ship To Store ("BOSS"). When these customers come into our stores to pick up their online orders, approximately one-fifth of them purchase additional items. We also continued the roll out of MyInstall, an online functionality that will provide installation services customers with specific installation information, dynamic tracking to keep them informed of the status of the installation, e-mail notifications for appointments and a point of contact to process order changes.
We opened one new store in Puerto Rico during the second quarter of fiscal 2013, for a total store count of 2,258 at the end of the quarter. As of the end of the second quarter of fiscal 2013, a total of 281 of our stores, or 12.4%, were located in Canada and Mexico.
We generated $4.7 billion of cash flow from operations in the first six months of fiscal 2013. This cash flow, along with $2.0 billion of long-term debt issued in the first quarter of fiscal 2013, was used in part to fund $4.3 billion of share repurchases, pay $1.1 billion of dividends and fund $599 million in capital expenditures.
Our return on invested capital (computed on net operating profit after tax for the trailing twelve months and the average of beginning and ending long-term debt and equity) was 19.1% for the second quarter of fiscal 2013 compared to 16.0% for the second quarter of fiscal 2012.

We believe the selected sales data, the percentage relationship between Net Sales and major categories in the Consolidated Statements of Earnings and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations.

	% of Net Sales				% Increase (Decrease) in Dollar Amounts
	Three Months Ended		Six Months Ended
	August 4, 2013	July 29, 2012	August 4, 2013	July 29, 2012	Three Months	Six Months
NET SALES	100.0%	100.0%	100.0%	100.0%	9.5%	8.5%
GROSS PROFIT	34.3	34.2	34.6	34.4	9.9	9.0
Operating Expenses:
Selling, General and Administrative	19.1	19.8	20.4	21.2	5.6	4.0
Depreciation and Amortization	1.8	1.9	1.9	2.0	4.6	4.8
Total Operating Expenses	20.9	21.7	22.3	23.3	5.5	4.1

OPERATING INCOME	13.4	12.5	12.3	11.2	17.5	19.4
Interest and Other (Income) Expense:
Interest and Investment Income	—	—	—	—	(50.0)	(44.4)
Interest Expense	0.8	0.8	0.8	0.8	12.3	8.7
Other	—	—	—	(0.2)	N/A	(100.0)
Interest and Other, net	0.8	0.7	0.8	0.6	13.9	41.7

EARNINGS BEFORE PROVISION FOR INCOME TAXES	12.6	11.8	11.5	10.5	17.7	18.1
Provision for Income Taxes	4.7	4.3	4.2	3.9	18.6	18.7
NET EARNINGS	8.0%	7.4%	7.3%	6.7%	17.2%	17.7%
SELECTED SALES DATA
Number of Customer Transactions (in millions)	393.2	374.9	730.3	703.9	4.9%	3.8%
Average Ticket	$57.39	$55.02	$57.32	$54.78	4.3%	4.6%
Weighted Average Weekly Sales Per Operating Store (in thousands)	$768	$704	$713	$658	9.1%	8.4%
Weighted Average Sales per Square Foot	$382.99	$350.20	$355.56	$327.32	9.4%	8.6%
Comparable Store Sales Increase (%)(1)	10.7%	2.1%	7.7%	3.8%	N/A	N/A
Note: Certain percentages may not sum to totals due to rounding.
 —————

(1)
Includes Net Sales at locations open greater than 12 months, including relocated and remodeled stores and online sales, and excluding closed stores. Retail stores become comparable on the Monday following their 365th day of operation. Comparable store sales is intended only as supplemental information and is not a substitute for Net Sales or Net Earnings presented in accordance with generally accepted accounting principles.

N/A – Not Applicable

RESULTS OF OPERATIONS
Net Sales for the second quarter of fiscal 2013 increased 9.5% to $22.5 billion from $20.6 billion for the second quarter of fiscal 2012. For the first six months of fiscal 2013, Net Sales increased 8.5% to $41.6 billion from $38.4 billion for the comparable period of fiscal 2012. The increase in Net Sales for the second quarter and first six months of fiscal 2013 reflects the impact of positive comparable store sales. Total comparable store sales increased 10.7% for the second quarter of fiscal 2013 compared to an increase of 2.1% for the second quarter of fiscal 2012. For the first six months of fiscal 2013, total comparable store sales increased 7.7% compared to an increase of 3.8% for the same period of fiscal 2012. Due to the 53rd week in fiscal 2012, the second quarter of fiscal 2013 was negatively impacted by a seasonal timing change that reduced Net Sales by approximately $249 million, or approximately 120 basis points. For the first six months of fiscal 2013, this seasonal timing change added approximately $325 million, or approximately 80 basis points, of growth to Net Sales.
The positive comparable store sales for the second quarter and first six months of fiscal 2013 reflect a number of factors, including the execution of our key initiatives, strong sales in our appliance business, continued strength in the core categories of our store, and an improved U.S. and Canadian housing market. All of our departments posted positive comparable store sales for the second quarter and first six months of fiscal 2013, and comparable store average ticket increased 4.8% and 4.5% for the second quarter and first six months of fiscal 2013, respectively. Further, our comparable store customer transactions increased 5.7% and 3.0% for the second quarter and first six months of fiscal 2013, respectively. Our Kitchen, Indoor Garden, Lumber, Outdoor Garden, Lighting, Tools, Electrical and Flooring product categories had double-digit positive comparable store sales for the second quarter of fiscal 2013.
Gross Profit increased 9.9% to $7.7 billion for the second quarter of fiscal 2013 from $7.0 billion for the second quarter of fiscal 2012. Gross Profit increased 9.0% to $14.4 billion for the first six months of fiscal 2013 from $13.2 billion for the first six months of fiscal 2012. Gross Profit as a percent of Net Sales increased 12 basis points to 34.3% for the second quarter of fiscal 2013 compared to 34.2% for the second quarter of fiscal 2012. For the first six months of fiscal 2013, Gross Profit as a percent of Net Sales was 34.6% compared to 34.4% for the comparable period of fiscal 2012, an increase of 16 basis points. The increase in gross profit margin for the second quarter and first six months of fiscal 2013 was driven primarily by our recently acquired businesses, which are gross margin accretive, expense leverage within our supply chain and improved shrink performance, partially offset by a change in mix of products sold.
Selling, General and Administrative expenses ("SG&A") increased 5.6% to $4.3 billion for the second quarter of fiscal 2013 from $4.1 billion for the second quarter of fiscal 2012, and increased 4.0% to $8.5 billion for the first six months of fiscal 2013 from $8.2 billion for the first six months of fiscal 2012. As a percent of Net Sales, SG&A was 19.1% for the second quarter of fiscal 2013 compared to 19.8% for the second quarter of fiscal 2012. For the first six months of fiscal 2013, SG&A as a percent of Net Sales was 20.4% compared to 21.2% for the same period last year. The decrease in SG&A as a percent of sales for the second quarter and first six months of fiscal 2013 reflects expense leverage resulting from the positive comparable store sales environment and strong expense controls.
Depreciation and Amortization increased 4.6% to $409 million for the second quarter of fiscal 2013 from $391 million for the second quarter of fiscal 2012. For the first six months of fiscal 2013, Depreciation and Amortization increased 4.8% to $811 million from $774 million for the same period of fiscal 2012. Depreciation and Amortization as a percent of Net Sales was 1.8% for the second quarter of fiscal 2013 compared to 1.9% for the second quarter of fiscal 2012, and was 1.9% for the first six months of fiscal 2013 compared to 2.0% for the first six months of fiscal 2012. The decrease in Depreciation and Amortization as a percent of Net Sales for the second quarter and first six months of fiscal 2013 reflects expense leverage in the positive comparable store sales environment, offset by higher depreciation related to capital expenditures that in recent years have been more heavily weighted toward technology assets, which have shorter depreciable lives.
Operating Income increased 17.5% to $3.0 billion for the second quarter of fiscal 2013 from $2.6 billion for the second quarter of fiscal 2012. Operating Income increased 19.4% to $5.1 billion for the first six months of fiscal 2013 from $4.3 billion for the first six months of fiscal 2012.
For the second quarter of fiscal 2013, we recognized $172 million of Interest and Other, net, compared to $151 million for the second quarter of fiscal 2012. We recognized $333 million of Interest and Other, net, for the first six months of fiscal 2013 compared to $235 million for the same period last year, reflecting increased interest expense associated with the April 2013 issuance. Interest and Other, net, as a percent of Net Sales was 0.8% for the second quarter of fiscal 2013 compared to 0.7% for the second quarter of fiscal 2012. For the first six months of fiscal 2013, Interest and Other, net, as a percent of Net Sales was 0.8% compared to 0.6% for the same period last year. Interest and Other, net, for the first six months of 2012 included a $67 million pretax benefit related to the termination of our guarantee of a senior secured loan of HD Supply, Inc.
Our combined effective income tax rate was 36.8% for the first six months of fiscal 2013 compared to 36.6% for the first six months of fiscal 2012.

Diluted Earnings per Share were $1.24 and $2.07 for the second quarter and first six months of fiscal 2013, respectively, compared to $1.01 and $1.68 for the second quarter and first six months of fiscal 2012, respectively. Diluted Earnings per Share for the second quarter and first six months of fiscal 2013 reflect $0.05 and $0.09, respectively, of benefit from repurchases of our common stock in the twelve months ended August 4, 2013.
LIQUIDITY AND CAPITAL RESOURCES
Cash flow generated from operations provides us with a significant source of liquidity. During the first six months of fiscal 2013, Net Cash Provided by Operating Activities was $4.7 billion compared to $4.3 billion for the same period in fiscal 2012. This increase is primarily due to a $454 million increase in Net Earnings resulting from higher comparable store sales and expense controls. The amount of cash flow generated in the first six months of fiscal 2013 from working capital and other, including Merchandise Inventories and Accounts Payable and Accrued Expenses, was consistent with the same period last year.
Net Cash Used in Investing Activities for the first six months of fiscal 2013 was $596 million compared to $581 million for the same period in fiscal 2012. This change was primarily due to a $48 million increase in Capital Expenditures, partially offset by a decrease of $32 million in Payments for Businesses Acquired in the first six months of fiscal 2013 compared to the same period last year.
Net Cash Used in Financing Activities for the first six months of fiscal 2013 was $3.2 billion compared to $2.9 billion for the same period of fiscal 2012. This change was primarily the result of $1.7 billion more in repurchases of common stock, $403 million less in proceeds from the sale of common stock and $263 million more in cash dividends paid to stockholders in the first six months of fiscal 2013 compared to the first six months of fiscal 2012, partially offset by $2.0 billion in net proceeds from long-term borrowings in the first six months of fiscal 2013.
In April 2013, we issued $1.0 billion of 2.70% senior notes due April 1, 2023 at a discount of $2 million and $1.0 billion of 4.20% senior notes due April 1, 2043 at a discount of $4 million (together, the "April 2013 issuance"). Interest on these notes is due semi-annually on April 1 and October 1 of each year, beginning October 1, 2013. The net proceeds of the April 2013 issuance were used for general corporate purposes, including repurchases of shares of our common stock.
In the first quarter of fiscal 2013, we entered into an ASR agreement with a third-party financial institution to repurchase $1.5 billion of our common stock. Under this agreement, we paid $1.5 billion to the financial institution and received an initial delivery of approximately 18.1 million shares in the first quarter of fiscal 2013. The transaction was completed in the second quarter of fiscal 2013, at which time we received approximately 2.1 million additional shares. The final number of shares delivered upon settlement of the $1.5 billion ASR agreement was determined with reference to the average price of our common stock over the term of the agreement.
In the second quarter of fiscal 2013, we entered into an ASR agreement with a third-party financial institution to repurchase $1.7 billion of our common stock. Under this agreement, we paid $1.7 billion to the financial institution and received an initial delivery of approximately 19.6 million shares in the second quarter of fiscal 2013. The transaction was completed in the third quarter of fiscal 2013, at which time we received approximately 2.4 million additional shares. The final number of shares delivered upon settlement of the $1.7 billion ASR agreement was determined with reference to the average price of our common stock over the term of the agreement.
In the first six months of fiscal 2013, we also repurchased approximately 14.9 million additional shares of our common stock for $1.1 billion in the open market. As of the end of the first six months of fiscal 2013, $12.7 billion remained under the $17.0 billion share repurchase authorization approved by our Board of Directors in February 2013.
We have commercial paper programs that allow for borrowings up to $2.0 billion. In connection with the programs, we have a back-up credit facility with a consortium of banks for borrowings up to $2.0 billion. As of August 4, 2013, there were no borrowings outstanding under the commercial paper programs or the related credit facility. The credit facility expires in July 2017 and contains various restrictive covenants. As of August 4, 2013, we were in compliance with all of the covenants, and they are not expected to impact our liquidity or capital resources.
As of August 4, 2013, we had $3.4 billion in Cash and Cash Equivalents. We believe that our current cash position, access to the debt capital markets and cash flow generated from operations should be sufficient to enable us to complete our capital expenditure programs and fund dividend payments, share repurchases and any required long-term debt payments through the next several fiscal years. In addition, we have funds available from our commercial paper programs and the ability to obtain alternative sources of financing.

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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended August 4, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(a)
During the second quarter of fiscal 2013, the Company issued 6,041 deferred stock units under The Home Depot, Inc. NonEmployee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The deferred stock units were credited to the accounts of such nonemployee directors during the second quarter of fiscal 2013 who elected to receive board retainers in the form of deferred stock units instead of cash. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in that plan.

(b)
During the second quarter of fiscal 2013, the Company credited 1,141 deferred stock units to participant accounts under The Home Depot FutureBuilder Restoration Plan pursuant to an exemption from the registration requirements of the Securities Act of 1933 for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following the termination of services as described in that plan.

(c)
In the first quarter of fiscal 2013, the Board of Directors authorized a $17.0 billion share repurchase program. Through the end of the second quarter of fiscal 2013, the Company has repurchased shares of its common stock having a value of approximately $4.3 billion under this program. The number and average price of shares purchased in each fiscal month of the second quarter of fiscal 2013 are set forth in the table below:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
May 6, 2013 – June 2, 2013(3)	4,683,567	$77.11	4,656,558	$14,650,002,385
June 3, 2013 – June 30, 2013(4)	22,843,806	$77.24	22,842,120	$12,700,023,042
July 1, 2013 – August 4, 2013	1,797	$79.86	—	$12,700,023,042

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

(3)
In the first quarter of fiscal 2013, the Company paid $1.5 billion under an ASR agreement and received an initial delivery of approximately 18.1 million shares. The transaction was completed in the second quarter of fiscal 2013, with the Company receiving approximately 2.1 million additional shares to settle the agreement. The Average Price Paid Per Share was calculated with reference to the average stock price of the Company's common stock over the term of the ASR agreement. See Note 3 to the Consolidated Financial Statements included in this report.

(4)
In the second quarter of fiscal 2013, the Company paid $1.7 billion under an ASR agreement and received an initial delivery of approximately 19.6 million shares. The Average Price Paid Per Share was calculated using the fair market value of the shares on the date the initial shares were delivered. The transaction was completed in the third quarter of fiscal 2013, with the Company receiving approximately 2.4 million additional shares to settle the agreement. See Note 3 to the Consolidated Financial Statements included in this report.

Item 6.	Exhibits
Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the references in brackets. All other exhibits are filed or furnished herewith.

*3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q filed on September 1, 2011, Exhibit 3.1]

*3.2	By-Laws of The Home Depot, Inc. (Amended and Restated Effective June 2, 2011). [Form 8-K filed on June 7, 2011, Exhibit 3.1]

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1	Acknowledgement of Independent Registered Public Accounting Firm, dated August 28, 2013.

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Chief Financial Officer and Executive Vice President – Corporate Services furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended August 4, 2013, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

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

August 27, 2013
(Date)

INDEX TO EXHIBITS

Exhibit	Description

Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the references in brackets. All other exhibits are filed or furnished herewith.

*3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q filed on September 1, 2011, Exhibit 3.1]

*3.2	By-Laws of The Home Depot, Inc. (Amended and Restated Effective June 2, 2011). [Form 8-K filed on June 7, 2011, Exhibit 3.1]

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1	Acknowledgement of Independent Registered Public Accounting Firm, dated August 28, 2013.

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Chief Financial Officer and Executive Vice President – Corporate Services furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended August 4, 2013, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.