Form 10-Q
period 2013-11-03
HOME DEPOT INC
filed 2013-11-27
CIK 354950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 3, 2013
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
1,408,227,028 shares of common stock, $0.05 par value, as of November 19, 2013

THE HOME DEPOT, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

amounts in millions, except share and per share data	November 3, 2013	February 3, 2013
ASSETS
Current Assets:
Cash and Cash Equivalents	$4,853	$2,494
Receivables, net	1,606	1,395
Merchandise Inventories	11,348	10,710
Other Current Assets	791	773
Total Current Assets	18,598	15,372
Property and Equipment, at cost	38,989	38,491
Less Accumulated Depreciation and Amortization	15,432	14,422
Net Property and Equipment	23,557	24,069
Goodwill	1,172	1,170
Other Assets	487	473
Total Assets	$43,814	$41,084
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$6,366	$5,376
Accrued Salaries and Related Expenses	1,315	1,414
Sales Taxes Payable	480	472
Deferred Revenue	1,292	1,270
Income Taxes Payable	30	22
Current Installments of Long-Term Debt	1,317	1,321
Other Accrued Expenses	1,729	1,587
Total Current Liabilities	12,529	11,462
Long-Term Debt, excluding current installments	14,692	9,475
Other Long-Term Liabilities	2,019	2,051
Deferred Income Taxes	360	319
Total Liabilities	29,600	23,307
STOCKHOLDERS’ EQUITY
Common Stock, par value $0.05; authorized: 10 billion shares; issued: 1.759 billion shares at November 3, 2013 and 1.754 billion shares at February 3, 2013; outstanding: 1.408 billion shares at November 3, 2013 and 1.484 billion shares at February 3, 2013	88	88
Paid-In Capital	7,979	7,948
Retained Earnings	22,711	20,038
Accumulated Other Comprehensive Income	254	397
Treasury Stock, at cost, 351 million shares at November 3, 2013 and 270 million shares at February 3, 2013	(16,818)	(10,694)
Total Stockholders’ Equity	14,214	17,777
Total Liabilities and Stockholders’ Equity	$43,814	$41,084
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
amounts in millions, except per share data	November 3, 2013	October 28, 2012	November 3, 2013	October 28, 2012
NET SALES	$19,470	$18,130	$61,116	$56,508
Cost of Sales	12,672	11,863	39,918	37,032
GROSS PROFIT	6,798	6,267	21,198	19,476
Operating Expenses:
Selling, General and Administrative	4,096	4,139	12,573	12,291
Depreciation and Amortization	409	395	1,220	1,169
Total Operating Expenses	4,505	4,534	13,793	13,460
OPERATING INCOME	2,293	1,733	7,405	6,016
Interest and Other (Income) Expense:
Interest and Investment Income	(3)	(5)	(8)	(14)
Interest Expense	191	155	529	466
Other	—	—	—	(67)
Interest and Other, net	188	150	521	385
EARNINGS BEFORE PROVISION FOR INCOME TAXES	2,105	1,583	6,884	5,631
Provision for Income Taxes	754	636	2,512	2,117
NET EARNINGS	$1,351	$947	$4,372	$3,514

Weighted Average Common Shares	1,408	1,487	1,438	1,505
BASIC EARNINGS PER SHARE	$0.96	$0.64	$3.04	$2.33
Diluted Weighted Average Common Shares	1,417	1,498	1,448	1,517
DILUTED EARNINGS PER SHARE	$0.95	$0.63	$3.02	$2.32
Dividends Declared per Share	$0.39	$0.29	$1.17	$0.87
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
amounts in millions	November 3, 2013	October 28, 2012	November 3, 2013	October 28, 2012
Net Earnings	$1,351	$947	$4,372	$3,514
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	(5)	95	(114)	114
Cash Flow Hedges, net of tax	(21)	1	(18)	4
Other	(1)	—	(11)	—
Total Other Comprehensive (Loss) Income	(27)	96	(143)	118
COMPREHENSIVE INCOME	$1,324	$1,043	$4,229	$3,632
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
amounts in millions	November 3, 2013	October 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$4,372	$3,514
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,317	1,257
Stock-Based Compensation Expense	169	158
Goodwill Impairment	—	97
Changes in Assets and Liabilities, net of the effects of acquisitions:
Receivables, net	(219)	(388)
Merchandise Inventories	(683)	(596)
Other Current Assets	37	164
Accounts Payable and Accrued Expenses	944	1,069
Deferred Revenue	26	47
Income Taxes Payable	125	83
Deferred Income Taxes	(29)	63
Other	(78)	(84)
Net Cash Provided by Operating Activities	5,981	5,384
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(964)	(887)
Payments for Businesses Acquired, net	(15)	(121)
Proceeds from Sales of Property and Equipment	34	21
Net Cash Used in Investing Activities	(945)	(987)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Long-Term Borrowings, net of discount	5,222	—
Repayments of Long-Term Debt	(25)	(23)
Repurchases of Common Stock	(6,446)	(3,330)
Proceeds from Sales of Common Stock	164	697
Cash Dividends Paid to Stockholders	(1,699)	(1,312)
Other Financing Activities	104	133
Net Cash Used in Financing Activities	(2,680)	(3,835)
Change in Cash and Cash Equivalents	2,356	562
Effect of Exchange Rate Changes on Cash and Cash Equivalents	3	5
Cash and Cash Equivalents at Beginning of Period	2,494	1,987
Cash and Cash Equivalents at End of Period	$4,853	$2,554
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
Valuation Reserves
As of November 3, 2013 and February 3, 2013, the valuation allowances for Merchandise Inventories and uncollectible Receivables were not material.

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
In September 2013, the Company issued $1.15 billion of 2.25% senior notes due September 10, 2018 (the "2018 notes”) at a discount of $1 million, $1.1 billion of 3.75% senior notes due February 15, 2024 (the "2024 notes”) at a discount of $6 million and $1.0 billion of 4.875% senior notes due February 15, 2044 (the "2044 notes”) at a discount of $15 million (together, the "September 2013 issuance"). Interest on the 2018 notes is due semi-annually on March 10 and September 10 of each year, beginning March 10, 2014. Interest on the 2024 notes and the 2044 notes is due semi-annually on February 15 and August 15 of each year, beginning February 15, 2014. The net proceeds of the September 2013 issuance will be used for general corporate purposes, including repayment of the Company's $1.25 billion 5.25% senior notes due December 16, 2013 and repurchases of shares of the Company's common stock. The $22 million discount associated with the September 2013 issuance is being amortized over the term of the notes using the effective interest rate method. Issuance costs associated with the September 2013 issuance were approximately $19 million and are being amortized over the term of the notes.
The notes may be redeemed by the Company at any time, in whole or in part, at the redemption price plus accrued interest up to the redemption date. The redemption price is equal to the greater of (1) 100% of the principal amount of the notes to be redeemed, and (2) the sum of the present values of the remaining scheduled payments of principal and interest to maturity. Additionally, if a Change in Control Triggering Event occurs, as defined by the indenture governing the notes, holders of the notes have the right to require the Company to redeem those notes at 101% of the aggregate principal amount of the notes plus accrued interest up to the redemption date. The Company is generally not limited under the indenture governing the notes in its ability to incur additional indebtedness or required to maintain financial ratios or specified levels of net worth or liquidity. Further, while the indenture governing the notes contains various restrictive covenants, none is expected to impact the Company's liquidity or capital resources.

THE HOME DEPOT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	ACCELERATED SHARE REPURCHASE AGREEMENTS
In the first quarter of fiscal 2013, the Company entered into an Accelerated Share Repurchase ("ASR") agreement with a third-party financial institution to repurchase $1.5 billion of the Company’s common stock. Under this agreement, the Company paid $1.5 billion to the financial institution and received an initial delivery of approximately 18.1 million shares in the first quarter of fiscal 2013. The transaction was completed in the second quarter of fiscal 2013, at which time the Company received approximately 2.1 million additional shares. The $1.5 billion of shares repurchased is included in Treasury Stock in the accompanying Consolidated Balance Sheets as of November 3, 2013. The final number of shares delivered upon settlement of the $1.5 billion ASR agreement was determined with reference to the average price of the Company's common stock over the term of the agreement.
In the second quarter of fiscal 2013, the Company entered into an ASR agreement with a third-party financial institution to repurchase $1.7 billion of the Company's common stock. Under this agreement, the Company paid $1.7 billion to the financial institution and received an initial delivery of approximately 19.6 million shares in the second quarter of fiscal 2013. The transaction was completed in the third quarter of fiscal 2013, at which time the Company received approximately 2.4 million additional shares. The $1.7 billion of shares repurchased is included in Treasury Stock in the accompanying Consolidated Balance Sheets as of November 3, 2013. The final number of shares delivered upon settlement of the $1.7 billion ASR agreement was determined with reference to the average price of the Company's common stock over the term of the agreement.
In the third quarter of fiscal 2013, the Company entered into an ASR agreement with a third-party financial institution to repurchase $1.5 billion of the Company's common stock. Under this agreement, the Company paid $1.5 billion to the financial institution and received an initial delivery of approximately 16.4 million shares in the third quarter of fiscal 2013. The fair market value of the 16.4 million shares on the date of purchase was $1.225 billion and is included in Treasury Stock in the accompanying Consolidated Balance Sheets as of November 3, 2013. The remaining $275 million is included in Paid-In Capital in the accompanying Consolidated Balance Sheets as of November 3, 2013. The final number of shares delivered upon settlement of the $1.5 billion ASR agreement entered into in the third quarter of fiscal 2013 will be determined with reference to the average price of the Company's common stock over the term of the agreement.

4.	CHINA STORE CLOSINGS
In the third quarter of fiscal 2012, the Company closed its remaining seven big box stores in China. As a result of the closings, the Company recorded a total charge of $165 million, net of tax, in the third quarter of fiscal 2012. Inventory markdown costs of $10 million are included in Cost of Sales, and $155 million of costs related to the impairment of Goodwill and other assets, lease terminations, severance and other charges are included in Selling, General and Administrative expenses in the accompanying Consolidated Statements of Earnings for the three and nine months ended October 28, 2012.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The assets and liabilities of the Company that are measured at fair value on a recurring basis as of November 3, 2013 and February 3, 2013 were as follows (amounts in millions):

THE HOME DEPOT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Fair Value at November 3, 2013 Using			Fair Value at February 3, 2013 Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative agreements - assets	$—	$47	$—	$—	$64	$—
Derivative agreements - liabilities	—	(18)	—	—	(15)	—
Total	$—	$29	$—	$—	$49	$—
The Company uses derivative financial instruments from time to time in the management of its interest rate exposure on long-term debt and its exposure on foreign currency fluctuations. The fair value of the Company’s derivative financial instruments was measured using level 2 inputs.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Liabilities for lease obligation costs related to certain store closings and the exit of certain businesses in fiscal 2009 and 2008 were measured on a nonrecurring basis using fair value measurements with unobservable inputs (level 3). Charges related to these liabilities in the first nine months of fiscal 2013 and 2012 were not material.
Long-lived assets were analyzed for impairment on a nonrecurring basis using fair value measurements with unobservable inputs (level 3). Impairment charges related to long-lived assets in the first nine months of fiscal 2013 and 2012 were not material.
During the third quarter of fiscal 2013, the Company completed its annual assessment of the recoverability of Goodwill for its U.S., Canada and Mexico reporting units. The fair values of these reporting units were estimated using the present value of expected future discounted cash flows through unobservable inputs (level 3). The Company recorded no impairment charges related to Goodwill in the first nine months of fiscal 2013.
Upon announcement in the third quarter of fiscal 2012 of its intention to close seven stores in China, the Company completed an assessment of the recoverability of Goodwill for its China reporting unit. The fair value of the China reporting unit was estimated using the present value of expected future discounted cash flows through unobservable inputs (level 3). As a result of this analysis, the Company recorded a $97 million impairment charge to Goodwill in the third quarter of fiscal 2012. See Note 4 for further discussion of the China store closings.
The aggregate fair value of the Company’s senior notes, based on quoted market prices, was $16.6 billion and $12.2 billion at November 3, 2013 and February 3, 2013, respectively, compared to a carrying value of $15.5 billion and $10.3 billion at November 3, 2013 and February 3, 2013, respectively.

6.	BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES
The reconciliation of basic to diluted weighted average common shares for the three and nine months ended November 3, 2013 and October 28, 2012 was as follows (amounts in millions):

	Three Months Ended		Nine Months Ended
	November 3, 2013	October 28, 2012	November 3, 2013	October 28, 2012
Weighted average common shares	1,408	1,487	1,438	1,505
Effect of potentially dilutive securities:
Stock plans	9	11	10	12
Diluted weighted average common shares	1,417	1,498	1,448	1,517
Stock plans consist of shares granted under the Company’s employee stock plans. Options to purchase 1 million and 1 million shares of common stock for the three months ended November 3, 2013 and October 28, 2012, respectively, and options to purchase 1 million and 1 million shares of common stock for the nine months ended November 3, 2013 and October 28, 2012, respectively, were excluded from the computation of Diluted Earnings per Share because their effect would have been anti-dilutive.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
The Home Depot, Inc.:
We have reviewed the Consolidated Balance Sheet of The Home Depot, Inc. and subsidiaries as of November 3, 2013, the related Consolidated Statements of Earnings and Comprehensive Income for the three-month and nine-month periods ended November 3, 2013 and October 28, 2012, and the related Consolidated Statements of Cash Flows for the nine-month periods ended November 3, 2013 and October 28, 2012. These Consolidated Financial Statements are the responsibility of the Company’s management.
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
November 27, 2013

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
Forward-looking statements are based on currently available information and our current assumptions, expectations and projections about future events. You should not rely on our forward-looking statements. These statements are not guarantees of future performance and are subject to future events, risks and uncertainties – many of which are beyond our control or are currently unknown to us – as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. These risks and uncertainties include, but are not limited to, those described in Item 1A, "Risk Factors" and elsewhere in our Annual Report on Form 10-K for the fiscal year ended February 3, 2013 as filed with the Securities and Exchange Commission ("SEC") on March 28, 2013 ("2012 Form 10-K") and in Item 1A of Part II and elsewhere in this report. You should read such information in conjunction with our Consolidated Financial Statements and related notes and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this report. There also may be other factors that we cannot anticipate or that are not described in this report, generally because we do not currently perceive them to be material. Such factors could cause results to differ materially from our expectations.
Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements other than as required by law. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the SEC.
EXECUTIVE SUMMARY AND SELECTED CONSOLIDATED STATEMENTS OF EARNINGS DATA
For the third quarter of fiscal 2013, we reported Net Earnings of $1.4 billion and Diluted Earnings per Share of $0.95 compared to Net Earnings of $947 million and Diluted Earnings per Share of $0.63 for the third quarter of fiscal 2012. For the first nine months of fiscal 2013, we reported Net Earnings of $4.4 billion and Diluted Earnings per Share of $3.02 compared to Net Earnings of $3.5 billion and Diluted Earnings per Share of $2.32 for the first nine months of fiscal 2012.
The results for the third quarter and first nine months of fiscal 2012 included a total charge of $165 million, net of tax, related to the closing of our remaining seven big box stores in China ("China store closings") in the third quarter of fiscal 2012, which had a negative impact of $0.11 to Diluted Earnings per Share. Excluding the charges related to the China store closings, Net Earnings were $1.1 billion and $3.7 billion for the third quarter and first nine months of fiscal 2012, respectively, and Diluted Earnings per Share were $0.74 and $2.43 for the third quarter and first nine months of fiscal 2012, respectively.
Net Sales increased 7.4% to $19.5 billion for the third quarter of fiscal 2013 from $18.1 billion for the third quarter of fiscal 2012. For the first nine months of fiscal 2013, Net Sales increased 8.2% to $61.1 billion from $56.5 billion for the first nine months of fiscal 2012. Our comparable store sales increased 7.4% in the third quarter of fiscal 2013, driven by increased customer transactions and average ticket.
In the third quarter and first nine months of fiscal 2013, we continued to focus on the following four key initiatives:
Customer Service – Our focus on customer service is anchored on the principles of creating an emotional connection with customers, putting customers first and simplifying the business. During the third quarter of fiscal 2013, we expanded our FIRST phones' functionality to process Buy Online, Pick-Up In Store ("BOPIS") and Buy Online, Ship To Store ("BOSS") orders. These enhancements to the FIRST phone now allow our associates to close these types of transactions immediately from wherever they are in the store. Also in the third quarter of fiscal 2013, we launched a mobile application specifically designed for our professional customers. This mobile application enables professional customers to see multiple stores' inventory at one time, provides them with direct access to our professional desks, tracks receipts and provides functionality that can help them better manage their businesses.

Product Authority – Our focus on product authority is facilitated by our merchandising transformation and portfolio strategy, which is aimed at delivering innovation, assortment and value. As part of this effort, we introduced innovative new products and great values for both our professional and do-it-yourself customers in a variety of departments. At the end of the third quarter of fiscal 2013, we had approximately 400 stores with enhanced appliance showrooms, a reset we began last year. We also have an expanded assortment available online. As a result, we experienced double digit growth for appliances, both in store and online, in the third quarter of fiscal 2013.
Disciplined Capital Allocation, Productivity and Efficiency – Our approach to driving productivity and efficiency is advanced through continuous operational improvement in the stores and our supply chain, disciplined capital allocation and building shareholder value through higher returns on invested capital and total value returned to shareholders in the form of dividends and share repurchases. In the first nine months of fiscal 2013, we continued to make improvements to our forecasting and replenishment systems, helping our business to react to and recover from sales spikes while keeping inventory under control. Our inventory turnover ratio was 4.7 times at the end of the third quarter of fiscal 2013 compared to 4.6 times at the end of the third quarter of fiscal 2012.
During the third quarter of fiscal 2013, we settled a $1.7 billion Accelerated Share Repurchase ("ASR") agreement that was entered into in the second quarter of fiscal 2013. We received a total of approximately 22.0 million shares under the $1.7 billion ASR agreement in the first nine months of fiscal 2013, including approximately 2.4 million shares received upon settlement of the agreement in the third quarter of fiscal 2013. Also during the third quarter of fiscal 2013, we entered into a $1.5 billion ASR agreement. We received an initial delivery of approximately 16.4 million shares in the third quarter of fiscal 2013 under the $1.5 billion ASR agreement. In addition to the ASR, we repurchased approximately 22.9 million shares of our common stock in the open market during the first nine months of fiscal 2013.
Interconnected Retail – Our focus on interconnected retail is based on building a competitive platform across all commerce channels. During the third quarter of fiscal 2013, we continued to enhance our website and mobile presence. We added enhanced communication for order delivery, refreshed category pages, simplified the check-out process and invested across interconnected retail to improve the customer experience. Both traffic to our website and our online sales conversion rate grew by double digit amounts in the third quarter of fiscal 2013. Sales from our online channels increased over 50% for the third quarter and first nine months of fiscal 2013 and now represent approximately three percent of our total Net Sales.
We opened two new stores in Mexico during the third quarter of fiscal 2013, for a total store count of 2,260 at the end of the quarter. As of the end of the third quarter of fiscal 2013, a total of 283 of our stores, or 12.5%, were located in Canada and Mexico.
We generated $6.0 billion of cash flow from operations in the first nine months of fiscal 2013. This cash flow, along with $2.0 billion of long-term debt issued in the first quarter of fiscal 2013 and $3.25 billion of long-term debt issued in the third quarter of fiscal 2013, was used in part to fund $6.4 billion of share repurchases, pay $1.7 billion of dividends and fund $964 million in capital expenditures.
Our return on invested capital (computed on net operating profit after tax for the trailing twelve months and the average of beginning and ending long-term debt and equity) was 19.7% for the third quarter of fiscal 2013 compared to 16.1% for the third quarter of fiscal 2012.

We believe the selected sales data, the percentage relationship between Net Sales and major categories in the Consolidated Statements of Earnings and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations.

	% of Net Sales				% Increase (Decrease) in Dollar Amounts
	Three Months Ended		Nine Months Ended
	November 3, 2013	October 28, 2012	November 3, 2013	October 28, 2012	Three Months	Nine Months
NET SALES	100.0%	100.0%	100.0%	100.0%	7.4%	8.2%
GROSS PROFIT	34.9	34.6	34.7	34.5	8.5	8.8
Operating Expenses:
Selling, General and Administrative	21.0	22.8	20.6	21.8	(1.0)	2.3
Depreciation and Amortization	2.1	2.2	2.0	2.1	3.5	4.4
Total Operating Expenses	23.1	25.0	22.6	23.8	(0.6)	2.5

OPERATING INCOME	11.8	9.6	12.1	10.6	32.3	23.1
Interest and Other (Income) Expense:
Interest and Investment Income	—	—	—	—	(40.0)	(42.9)
Interest Expense	1.0	0.9	0.9	0.8	23.2	13.5
Other	—	—	—	(0.1)	N/A	(100.0)
Interest and Other, net	1.0	0.8	0.9	0.7	25.3	35.3

EARNINGS BEFORE PROVISION FOR INCOME TAXES	10.8	8.7	11.3	10.0	33.0	22.3
Provision for Income Taxes	3.9	3.5	4.1	3.7	18.6	18.7
NET EARNINGS	6.9%	5.2%	7.2%	6.2%	42.7%	24.4%
SELECTED SALES DATA
Number of Customer Transactions (in millions)	344.3	331.0	1,074.6	1,034.8	4.0%	3.8%
Average Ticket	$56.27	$54.55	$56.99	$54.71	3.2%	4.2%
Weighted Average Weekly Sales per Operating Store (in thousands)	$659	$616	$695	$644	7.0%	7.9%
Weighted Average Sales per Square Foot	$328.69	$306.62	$346.64	$320.55	7.2%	8.1%
Comparable Store Sales Increase (%)(1)	7.4%	4.2%	7.6%	3.9%	N/A	N/A
Online Sales (% of Net Sales)(2)	3.3%	2.2%	3.2%	2.2%	58.2%	58.3%
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

(2)
Consists of Net Sales generated online through the Home Depot and Home Decorators Collection websites for products delivered to customer locations or picked up in stores through our BOPIS and BOSS programs.

N/A – Not Applicable

RESULTS OF OPERATIONS
Net Sales for the third quarter of fiscal 2013 increased 7.4% to $19.5 billion from $18.1 billion for the third quarter of fiscal 2012. For the first nine months of fiscal 2013, Net Sales increased 8.2% to $61.1 billion from $56.5 billion for the comparable period of fiscal 2012. The increase in Net Sales for the third quarter and first nine months of fiscal 2013 reflects the impact of positive comparable store sales. Total comparable store sales increased 7.4% for the third quarter of fiscal 2013 compared to an increase of 4.2% for the third quarter of fiscal 2012. For the first nine months of fiscal 2013, total comparable store sales increased 7.6% compared to an increase of 3.9% for the same period of fiscal 2012.
The positive comparable store sales for the third quarter and first nine months of fiscal 2013 reflect a number of factors, including the execution of our key initiatives, strong sales in our appliance business, continued strength in our maintenance, repair and décor categories, and an improved U.S. housing market. All of our departments posted positive comparable store sales for the third quarter and first nine months of fiscal 2013, and comparable store average ticket increased 2.8% and 4.0% for the third quarter and first nine months of fiscal 2013, respectively, due in part to continued recovery in professional customer sales. Further, our comparable store customer transactions increased 4.5% and 3.5% for the third quarter and first nine months of fiscal 2013, respectively. Comparable store sales for our Kitchen, Lighting, Décor, Lumber, Electrical, Indoor Garden, Paint and Bath product categories were above the Company average for the third quarter of fiscal 2013.
Gross Profit increased 8.5% to $6.8 billion for the third quarter of fiscal 2013 from $6.3 billion for the third quarter of fiscal 2012. Gross Profit increased 8.8% to $21.2 billion for the first nine months of fiscal 2013 from $19.5 billion for the first nine months of fiscal 2012. Gross Profit for the third quarter and first nine months of fiscal 2012 included a $10 million charge related to the China store closings. Gross Profit as a percent of Net Sales increased 35 basis points to 34.9% for the third quarter of fiscal 2013 compared to 34.6% for the third quarter of fiscal 2012. Excluding the charge related to the China store closings, gross profit margin increased 30 basis points for the third quarter of fiscal 2013. For the first nine months of fiscal 2013, Gross Profit as a percent of Net Sales was 34.7% compared to 34.5% for the comparable period of fiscal 2012, an increase of 21 basis points. The increase in gross profit margin for the third quarter and first nine months of fiscal 2013 was driven primarily by higher productivity in our supply chain, our recently acquired businesses, which are gross margin accretive, and improved shrink performance, partially offset by a change in mix of products sold.
Selling, General and Administrative expenses ("SG&A") were $4.1 billion for the third quarter of both fiscal 2013 and 2012, and increased 2.3% to $12.6 billion for the first nine months of fiscal 2013 from $12.3 billion for the first nine months of fiscal 2012. SG&A for the third quarter and first nine months of fiscal 2012 included a $155 million charge related to the China store closings. As a percent of Net Sales, SG&A was 21.0% for the third quarter of fiscal 2013 compared to 22.8% for the third quarter of fiscal 2012. Excluding the charge related to the China store closings, SG&A as a percent of Net Sales was 22.0% for the third quarter of fiscal 2012. For the first nine months of fiscal 2013, SG&A as a percent of Net Sales was 20.6% compared to 21.8% for the same period last year. Excluding the charge related to the China store closings, SG&A as a percent of Net Sales was 21.5% for the first nine months of fiscal 2012. The decrease in SG&A as a percent of Net Sales for the third quarter and first nine months of fiscal 2013 reflects expense leverage resulting from the positive comparable store sales environment and strong expense controls.
Depreciation and Amortization increased 3.5% to $409 million for the third quarter of fiscal 2013 from $395 million for the third quarter of fiscal 2012. Depreciation and Amortization was $1.2 billion for the first nine months of both fiscal 2013 and 2012. Depreciation and Amortization as a percent of Net Sales was 2.1% for the third quarter of fiscal 2013 compared to 2.2% for the third quarter of fiscal 2012, and was 2.0% for the first nine months of fiscal 2013 compared to 2.1% for the first nine months of fiscal 2012. The decrease in Depreciation and Amortization as a percent of Net Sales for the third quarter and first nine months of fiscal 2013 reflects expense leverage in the positive comparable store sales environment, offset by higher depreciation related to capital expenditures that in recent years have been more heavily weighted toward technology assets, which have shorter depreciable lives.
Operating Income increased 32.3% to $2.3 billion for the third quarter of fiscal 2013 from $1.7 billion for the third quarter of fiscal 2012. Operating Income increased 23.1% to $7.4 billion for the first nine months of fiscal 2013 from $6.0 billion for the first nine months of fiscal 2012. Excluding the charges related to the China store closings, Operating Income increased 20.8% and 19.8% for the third quarter and first nine months of fiscal 2013, respectively.
For the third quarter of fiscal 2013, we recognized $188 million of Interest and Other, net, compared to $150 million for the third quarter of fiscal 2012. We recognized $521 million of Interest and Other, net, for the first nine months of fiscal 2013 compared to $385 million for the same period last year. Interest and Other, net, as a percent of Net Sales was 1.0% for the third quarter of fiscal 2013 compared to 0.8% for the third quarter of fiscal 2012. For the first nine months of fiscal 2013, Interest and Other, net, as a percent of Net Sales was 0.9% compared to 0.7% for the same period last year. The increase in Interest and Other, net, as a percent of Net Sales for the third quarter and first nine months of fiscal 2013 reflects increased interest expense associated with the April 2013 and September 2013 notes issuances. Interest and Other, net, for the first nine months of fiscal 2012 included a $67 million pretax benefit related to the termination of our guarantee of a senior secured loan of HD Supply, Inc.
Our combined effective income tax rate was 36.5% for the first nine months of fiscal 2013 compared to 37.6% for the first nine months of fiscal 2012. The effective income tax rate for the first nine months of fiscal 2013 was lower than the same period of fiscal 2012 as we were unable to realize any tax benefit from the $165 million of charges related to the China store closings for the first nine months of fiscal 2012. Excluding the charges related to the China store closings, our combined effective income tax rate was 36.5% for the first nine months of fiscal 2012.

Diluted Earnings per Share were $0.95 and $3.02 for the third quarter and first nine months of fiscal 2013, respectively, compared to $0.63 and $2.32 for the third quarter and first nine months of fiscal 2012, respectively. Excluding the charges related to the China store closings, Diluted Earnings per Share were $0.74 and $2.43 for the third quarter and first nine months of fiscal 2012, respectively. Diluted Earnings per Share for the third quarter and first nine months of fiscal 2013 reflect $0.05 and $0.14, respectively, of benefit from repurchases of our common stock in the twelve months ended November 3, 2013.
To provide clarity, internally and externally, about our operating performance, we supplement our reporting with non-GAAP financial measures to reflect certain adjustments. The results for the third quarter and first nine months of fiscal 2012 included a $165 million charge, net of tax, related to the China store closings as described more fully in Note 4 to the Consolidated Financial Statements. There were no adjustments for the third quarter or first nine months of fiscal 2013 for events of unusual nature or frequency. We believe these non-GAAP financial measures better enable management and investors to understand and analyze our performance by providing them with meaningful information relevant to events of unusual nature or frequency that impact the comparability of underlying business results from period to period. However, this supplemental information should not be considered in isolation or as a substitute for the related GAAP measures. The following reconciles the non-GAAP financial measures to the corresponding GAAP measures for the third quarter and first nine months of fiscal 2012 (amounts in millions, except per share data):

	Three Months Ended October 28, 2012				Nine Months Ended October 28, 2012
	As Reported	Adjustments	Non-GAAP Measures	% of Net Sales	As Reported	Adjustments	Non-GAAP Measures	% of Net Sales
Gross Profit	$6,267	$(10)	$6,277	34.6%	$19,476	$(10)	$19,486	34.5%
Selling, General and Administrative	4,139	155	3,984	22.0%	12,291	155	12,136	21.5%
Operating Income	1,733	(165)	1,898	10.5%	6,016	(165)	6,181	10.9%
Net Earnings	947	(165)	1,112	6.1%	3,514	(165)	3,679	6.5%
Diluted Earnings per Share	$0.63	$(0.11)	$0.74	N/A	$2.32	$(0.11)	$2.43	N/A

LIQUIDITY AND CAPITAL RESOURCES
Cash flow generated from operations provides us with a significant source of liquidity. During the first nine months of fiscal 2013, Net Cash Provided by Operating Activities was $6.0 billion compared to $5.4 billion for the same period in fiscal 2012. This increase is primarily due to a $858 million increase in Net Earnings resulting from higher comparable store sales and expense controls.
Net Cash Used in Investing Activities for the first nine months of fiscal 2013 was $945 million compared to $987 million for the same period in fiscal 2012. This change was primarily due to a $106 million decrease in Payments for Businesses Acquired, partially offset by a $77 million increase in Capital Expenditures in the first nine months of fiscal 2013 compared to the same period last year.
Net Cash Used in Financing Activities for the first nine months of fiscal 2013 was $2.7 billion compared to $3.8 billion for the same period of fiscal 2012. This change was primarily the result of $5.2 billion in net proceeds from long-term borrowings in the first nine months of fiscal 2013, partially offset by $3.1 billion more in repurchases of common stock, $533 million less in proceeds from the sale of common stock and $387 million more in cash dividends paid to stockholders in the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012.
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
In September 2013, we issued $1.15 billion of 2.25% senior notes due September 10, 2018 (the “2018 notes”) at a discount of $1 million, $1.1 billion of 3.75% senior notes due February 15, 2024 (the “2024 notes”) at a discount of $6 million and $1.0 billion of 4.875% senior notes due February 15, 2044 (the “2044 notes”) at a discount of $15 million (together, the "September 2013 issuance"). Interest on the 2018 notes is due semi-annually on March 10 and September 10 of each year, beginning March 10, 2014. Interest on the 2024 notes and the 2044 notes is due semi-annually on February 15 and August 15 of each year, beginning February 15, 2014. The net proceeds of the September 2013 issuance will be used for general corporate purposes, including repayment of our $1.25 billion 5.25% senior notes due December 16, 2013 and repurchases of shares of our common stock.
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
In the third quarter of fiscal 2013, we entered into an ASR agreement with a third-party financial institution to repurchase $1.5 billion of our common stock. Under this agreement, we paid $1.5 billion to the financial institution and received an initial delivery of approximately 16.4 million shares in the third quarter of fiscal 2013. The final number of shares delivered upon settlement of the $1.5 billion ASR agreement entered into in the third quarter of fiscal 2013 will be determined with reference to the average price of our common stock over the term of the agreement.
In the first nine months of fiscal 2013, we also repurchased approximately 22.9 million additional shares of our common stock for $1.7 billion in the open market. As of the end of the first nine months of fiscal 2013, $10.6 billion remained under the $17.0 billion share repurchase authorization approved by our Board of Directors in February 2013.
We have commercial paper programs that allow for borrowings up to $2.0 billion. In connection with the programs, we have a back-up credit facility with a consortium of banks for borrowings up to $2.0 billion. As of November 3, 2013, there were no borrowings outstanding under the commercial paper programs or the related credit facility. The credit facility expires in July 2017 and contains various restrictive covenants. As of November 3, 2013, we were in compliance with all of the covenants, and they are not expected to impact our liquidity or capital resources.
As of November 3, 2013, we had $4.9 billion in Cash and Cash Equivalents. We believe that our current cash position, access to the debt capital markets and cash flow generated from operations should be sufficient to enable us to complete our capital expenditure programs and fund dividend payments, share repurchases and any required long-term debt payments through the next several fiscal years. In addition, we have funds available from our commercial paper programs and the ability to obtain alternative sources of financing.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Our exposure to market risks results primarily from fluctuations in interest rates. There have been no material changes to our exposure to market risks from those disclosed in our 2012 Form 10-K.

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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended November 3, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are reporting the following proceeding to comply with SEC regulations, which require us to disclose certain information about proceedings arising under federal, state or local environmental provisions if we reasonably believe that such proceedings may result in monetary sanctions of $100,000 or more.  Except as set forth below, there were no other material changes during the third quarter of fiscal 2013 to our disclosure in Item 3 of our 2012 Form 10-K.

In November 2013, the Company received subpoenas from the District Attorney of Alameda County, California, working with the District Attorney of San Joaquin County and the California Attorney General's office, seeking documents and information relating to the Company's disposal of hazardous waste at its California facilities.  Although the Company cannot predict the outcome of this proceeding, it does not expect the outcome to have a material adverse effect on its consolidated financial condition, results of operation or cash flows.

Item 1A.	Risk Factors
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under Item 1A, "Risk Factors" and elsewhere in our 2012 Form 10-K. These risks and uncertainties could materially and adversely affect our business, financial condition and results of operations. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business. There have been no material changes in the risk factors discussed in our 2012 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)
During the third quarter of fiscal 2013, the Company issued 1,137 deferred stock units under The Home Depot, Inc. NonEmployee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The deferred stock units were credited to the accounts of such nonemployee directors during the third quarter of fiscal 2013 who elected to receive board retainers in the form of deferred stock units instead of cash. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in that plan.

(b)
During the third quarter of fiscal 2013, the Company credited 1,070 deferred stock units to participant accounts under The Home Depot FutureBuilder Restoration Plan pursuant to an exemption from the registration requirements of the Securities Act of 1933 for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following the termination of services as described in that plan.

(c)
In the first quarter of fiscal 2013, the Board of Directors authorized a $17.0 billion share repurchase program. Through the end of the third quarter of fiscal 2013, the Company has repurchased shares of its common stock having a value of approximately $6.4 billion under this program. The number and average price of shares purchased in each fiscal month of the third quarter of fiscal 2013 are set forth in the table below:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
August 5, 2013 – September 1, 2013(3)	7,470,500	$75.59	7,457,117	$12,320,528,002
September 2, 2013 – September 29, 2013(4)	19,488,482	$74.52	19,394,327	$10,600,023,466
September 30, 2013 – November 3, 2013	1,976	$75.99	—	$10,600,023,466

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

(4)
In the third quarter of fiscal 2013, the Company paid $1.5 billion under an ASR agreement and received an initial delivery of approximately 16.4 million shares. The Average Price Paid Per Share was calculated using the fair market value of the shares on the date the initial shares were delivered. See Note 3 to the Consolidated Financial Statements included in this report.

Item 6.	Exhibits
Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the references in brackets. All other exhibits are filed or furnished herewith.

*3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q filed on September 1, 2011, Exhibit 3.1]

*3.2	By-Laws of The Home Depot, Inc. (Amended and Restated Effective June 2, 2011). [Form 8-K filed on June 7, 2011, Exhibit 3.1]

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1	Acknowledgement of Independent Registered Public Accounting Firm, dated November 27, 2013.

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Chief Financial Officer and Executive Vice President – Corporate Services furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended November 3, 2013, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

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

November 26, 2013
(Date)

INDEX TO EXHIBITS

Exhibit	Description

Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the references in brackets. All other exhibits are filed or furnished herewith.

*3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q filed on September 1, 2011, Exhibit 3.1]

*3.2	By-Laws of The Home Depot, Inc. (Amended and Restated Effective June 2, 2011). [Form 8-K filed on June 7, 2011, Exhibit 3.1]

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1	Acknowledgement of Independent Registered Public Accounting Firm, dated November 27, 2013.

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Chief Financial Officer and Executive Vice President – Corporate Services furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended November 3, 2013, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.