Form 10-K
period 2014-02-02
HOME DEPOT INC
filed 2014-03-27
CIK 354950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant on August 4, 2013 was $115.0 billion.
The number of shares outstanding of the Registrant’s common stock as of March 10, 2014 was 1,381,350,137 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s proxy statement for the 2014 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K to the extent described herein.

THE HOME DEPOT, INC.
FISCAL YEAR 2013 FORM 10-K

CAUTIONARY STATEMENT PURSUANT TO THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain statements regarding our future performance constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may relate to, among other things, the demand for our products and services; net sales growth; comparable store sales; effects of competition; state of the economy; state of the residential construction, housing and home improvement markets; state of the credit markets, including mortgages, home equity loans and consumer credit; inventory and in-stock positions; implementation of store, interconnected retail and supply chain initiatives; management of relationships with our suppliers and vendors; continuation of share repurchase programs; net earnings performance; earnings per share; capital allocation and expenditures; liquidity; return on invested capital; expense leverage; stock-based compensation expense; commodity price inflation and deflation; the ability to issue debt on terms and at rates acceptable to us; the effect of accounting charges; the effect of adopting certain accounting standards; store openings and closures; and financial outlook.
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

PART I

Item 1. Business.
Introduction
The Home Depot, Inc. is the world’s largest home improvement retailer based on Net Sales for the fiscal year ended February 2, 2014 ("fiscal 2013"). The Home Depot stores sell a wide assortment of building materials, home improvement products and lawn and garden products and provide a number of services. The Home Depot stores average approximately 104,000 square feet of enclosed space, with approximately 24,000 additional square feet of outside garden area. As of the end of fiscal 2013, we had 2,263 The Home Depot stores located throughout the United States including the Commonwealth of Puerto Rico and the territories of the U.S. Virgin Islands and Guam, Canada and Mexico. When we refer to "The Home Depot," the "Company," "we," "us" or "our" in this report, we are referring to The Home Depot, Inc. and its consolidated subsidiaries.
The Home Depot, Inc. is a Delaware corporation that was incorporated in 1978. Our Store Support Center (corporate office) is located at 2455 Paces Ferry Road, N.W., Atlanta, Georgia 30339. Our telephone number is (770) 433-8211.
Our internet website is www.homedepot.com. We make available on the Investor Relations section of our website, free of charge, our Annual Reports to shareholders, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and Forms 3, 4 and 5, and amendments to those reports, as soon as reasonably practicable after filing such documents with, or furnishing such documents to, the SEC.
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

Our Business
Operating Strategy
Over the past several years, we have maintained a consistent strategic framework comprised of three key initiatives: Customer Service; Product Authority; and Disciplined Capital Allocation, Productivity and Efficiency. We tie these together through our Interconnected Retail initiative with the objective of strengthening our performance in each element of the framework and providing a seamless customer experience, whether it begins online or in our stores. In fiscal 2013, we continued to execute on our strategy as follows:

•
Customer Service. Our customer service initiative is anchored on the principles of creating an emotional connection with our customers, putting customers first, taking care of our associates and simplifying the business. One of our primary objectives has been to take tasking out of the stores so that our associates can devote more time to assisting our customers. By the end of fiscal 2013, we reached our goal of dedicating 60% of our store labor hours to customer-facing activities. We have also instituted new programs for our professional customers and new associate training specific to our "interconnected" customers who order product online and pick it up in our stores. Through these efforts, we exceeded our internal goal in customer satisfaction survey results, and we are continuing our efforts to improve on those results. We also sought to maintain competitive wages and incentive opportunities to attract, retain and motivate our associates.

•
Product Authority. Our product authority initiative is facilitated by our merchandising transformation and portfolio strategy, which is focused on delivering product innovation, assortment and value. In fiscal 2013, we introduced a wide range of innovative new products to our professional, do-it-for-me and do-it-yourself customers, while remaining focused on offering everyday values in our stores and online. To maximize the productivity of our selling square footage, we invested in advanced tools to localize the selection of in-store products and identify space availability that can be shifted to other categories we want to grow. We also continued to expand our online product assortment to provide more variety for our customers. For example, in fiscal 2013, we continued our appliance showroom resets in our stores and expanded our assortment of appliances available online, resulting in double digit growth for appliances in fiscal 2013. In addition, to respond to increasing customer demand for personalization, we introduced customizable products such as patio sets.

•
Disciplined Capital Allocation, Productivity and Efficiency. We have advanced this initiative through building best-in-class competitive advantages in our information technology and supply chain to better ensure product availability to our customers while managing our costs. During fiscal 2013, we continued to focus on optimizing our supply chain network and improving our inventory, transportation and distribution productivity. This effort included enhancements to our forecasting and replenishment systems, which help our business react to and recover from sales spikes while keeping inventory under control. We also invested in our information technology to support our interconnected retail initiative. In addition to making disciplined decisions about capital allocation, we maintained our focus on expense control, which drove higher returns on invested capital and allowed us to return value to shareholders through share repurchases and dividends as discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

•
Interconnected Retail. As customers increasingly expect to be able to buy how, when and where they want, we believe that providing a seamless shopping experience across multiple channels, with an expanded array of merchandise, will be a key enabler for future success. The interconnected retail initiative is woven throughout our business and connects our other three key initiatives. At the core of this initiative is using our almost 2,000 U.S. stores as a network of convenient locations for our customers who shop online. In fiscal 2013, we completed our rollout of Buy Online, Ship to Store ("BOSS") and Buy Online, Return In Store ("BORIS"), which complement Buy Online, Pick-up In Store ("BOPIS"), introduced in fiscal 2011. We also began the groundwork for Buy Online, Deliver From Store ("BODFS"), which will give us the capability to deliver orders placed online from our stores to the customer's home or job site. We expect to launch BODFS in fiscal 2014. To further support direct-to-customer delivery, in February 2014, we opened a new direct fulfillment center in Georgia, with two additional facilities expected to be built by the end of 2015. For our user experience online, we continued to enhance our website and mobile sites by improving our search functionality, making our product content more visual and engaging and simplifying the check-out process. For fiscal 2013, sales from our online channels increased over 50% compared to fiscal 2012. We also enhanced our online experience by acquiring Blinds.com, the market leader in online sales of window coverings, in January 2014.

Customer Service
Our Customers. The Home Depot stores serve three primary customer groups, and we have different customer service approaches to meet their particular needs:

•
Do-It-Yourself ("DIY") Customers. These customers are typically home owners who purchase products and complete their own projects and installations. Our associates assist these customers with specific product and installation questions both in our stores and through online resources and other media designed to provide product and project knowledge. We also offer a variety of clinics and workshops both to impart this knowledge and to build an emotional connection with our DIY customers.

•
Do-It-For-Me ("DIFM") Customers. These customers are typically home owners who purchase materials and hire third parties to complete the project or installation. Our stores offer a variety of installation services targeted at DIFM customers who purchase products and installation of those products from us in our stores, online or in their homes through in-home consultations. Our installation programs include many categories, such as flooring, cabinets, countertops, water heaters, and sheds. In addition, we provide professional installation in a number of categories sold through our in-home sales programs, such as roofing, siding, windows, kitchen and bath refacing, furnaces, and central air systems.

•
Professional Customers. These customers are primarily professional remodelers, general contractors, repairmen, small business owners and tradesmen. We recognize the unique service needs of the professional customer and use our expertise to facilitate their buying experience. We offer a variety of special programs to these customers, including delivery and will-call services, dedicated staff, expanded credit programs, designated parking spaces close to store entrances and bulk pricing programs for both online and in-store purchases. In fiscal 2013, we launched a mobile app for our professional customers, which enables them to see multiple stores' inventory at one time, provides them with direct access to our pro desks, and gives them other functionality to help them better manage their businesses. We also introduced Pro Xtra, a new loyalty program that provides our professional customers with discounts on useful business services, exclusive product offers and a purchase tracking tool to enable receipt lookup online and job tracking of purchases across all forms of payment.

In fiscal 2013, we undertook a number of projects and new developments to enhance our customers' shopping experiences. Our goal is to remove complexity from the stores to allow our associates to focus on our customers. As noted above, as of the end of fiscal 2013, approximately 60% of our store labor hours were dedicated to customer-facing activity. We also rolled out a new initiative in fiscal 2013 called Project Simple to reduce unnecessary store reports, store-based emails and meetings that kept store management from selling activities. To assist our BOPIS and BOSS customers, we rolled out a new customer service training for our associates called Customer FIRST for the Interconnected Customer, which stresses the importance of quick customer pickup of merchandise. To support this initiative, we enabled our First Phone mobile handheld devices to complete BOPIS and BOSS transactions from anywhere in the store. Now our online customers can come into the store, retrieve their merchandise and complete the transaction without having to stand in line at the cash register. During fiscal 2013, we also revamped our freight flow process to improve our in-stock rate and accuracy of our on-hand inventory count while also shifting more of the stocking activity to take place when stores are closed so as not to interfere with our customers' shopping experience.
In fiscal 2013, we continued to automate our special order and installation process to improve transparency and communication and to simplify the customer experience. In addition, we are rolling out Install to Go so that our third-party installers can accept payment on their mobile devices from our DIFM customers, an added convenience for both our installers and customers. We also completed the integration of two companies acquired in fiscal 2012 that provide services to our customers – a flooring measurement company and a kitchen and bath refacing company. These acquisitions enable us to increase our control over the installation process and serve as a single point of contact for our customers, which in turn strengthens and unifies our customers' home services experience under The Home Depot brand.
We help our professional, DIY and DIFM customers finance their projects by offering private label credit products in our stores through third-party credit providers. In fiscal 2013, our customers opened approximately 2.8 million new The Home Depot private label credit accounts, and at fiscal year end the total number of The Home Depot active account holders was approximately 11 million. Private label credit card sales accounted for approximately 23% of sales in fiscal 2013.
Our Associates.   Our associates are key to our customer service initiative. We empower our associates to deliver excellent customer service through our Customer FIRST training program, and we have a number of programs to recognize stores and individual associates for exceptional customer and community service. At the end of fiscal 2013, we employed approximately 365,000 associates, of whom approximately 22,000 were salaried, with the remainder compensated on an hourly or temporary basis. To attract and retain qualified personnel, we seek to maintain competitive salary and wage levels in each market we serve. We measure associate satisfaction regularly, and we believe that our employee relations are very good.
Product Authority
Our Products.   Our product portfolio strategy is aimed at delivering innovation, assortment and value. A typical The Home Depot store stocks approximately 30,000 to 40,000 products during the year, including both national brand name and proprietary items. We also offer over 700,000 products through our Home Depot and Home Decorators Collection websites. To enhance our merchandising capabilities, we continued to make improvements to our information technology tools in fiscal 2013 to give our merchants and suppliers greater visibility into category and item performance and to increase the localization of our stores – both in terms of product assortment and space allocation. We also continued to use the resources of BlackLocus, Inc., a data analytics and pricing firm we acquired in fiscal 2012, to help us make focused merchandising decisions based on complex sets of large amounts of data.
In fiscal 2013, we introduced a number of innovative and distinctive products to our customers at attractive values. Examples of these new products include LED light bulbs from Cree®; Soft Spring Carpet from Mohawk®; customizable patio furniture from Plantation Patterns Patio®; wifi-enabled thermostats from Nest® and Honeywell®; Behr Marquee® exterior paint with a one coat coverage guarantee and ability to repel rain within 60 minutes of application; and Double Duty Sawzall Blades from Milwaukee®.
During fiscal 2013, we offered a number of proprietary and exclusive brands across a wide range of departments, such as Husky® hand tools and tool storage; Defiant® door locks; Everbilt® hardware fasteners; Hampton Bay® lighting and fans; Vigoro® lawn care products; RIDGID® and Ryobi® power tools; Glacier Bay® bath fixtures; HDX® tools, hardware, storage and cleaning products; and CE Tech® audio-visual accessories. We will continue to assess strategic alliances and relationships with suppliers and opportunities to expand the range of products available under brand names that are exclusive to The Home Depot.
We maintain a global sourcing program to obtain high-quality and innovative products directly from manufacturers around the world. In fiscal 2013, in addition to our sourcing operations at our Store Support Center in Atlanta, Georgia, we maintained three sourcing offices located in the Chinese cities of Shanghai, Shenzhen and Dalian, as well as sourcing offices in Gurgaon, India; Rome, Italy; Monterrey, Mexico and Toronto, Canada.
The percentage of Net Sales of each of our major product categories (and related services) for each of the last three fiscal years is presented in Note 1 to the Consolidated Financial Statements included in this report. Net Sales outside the U.S. were $8.5 billion, $8.4 billion and $8.0 billion for fiscal 2013, 2012 and 2011, respectively. Long-lived assets outside the U.S. totaled $2.9 billion, $3.1 billion and $3.1 billion as of February 2, 2014, February 3, 2013 and January 29, 2012, respectively.
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
Energy Saving Products and Programs. Over 20 years ago, The Home Depot made a commitment to sustainability and doing the right thing for our shareholders, our customers and the environment. We support sustainability on a daily basis by providing consumers with a selection of environmentally preferred products that help them save money, energy and water. Through our Eco Options® Program introduced in 2007, we have created product categories that allow consumers to easily identify products that meet specifications for energy efficiency, water conservation, healthy home, clean air and sustainable forestry. As of the end of fiscal 2013, our Eco Options® Program included over 7,700 products. Through this program, we sell products such as ENERGY STAR® certified appliances, compact fluorescent light ("CFL") and LED light bulbs, wifi-programmable thermostats, tankless water heaters and other products, enabling our customers to save on their utility bills. We estimate that in fiscal 2013 we have helped consumers save nearly $770 million in electricity costs through sales of ENERGY STAR® certified products as well as over 42 billion gallons of water and over $350 million in water bills through the sales of WaterSense®-labeled bath faucets, showerheads, aerators, toilets and irrigation controllers. Additionally, by converting all of our consumer interior paints to "Low VOC" or "Zero VOC," we eliminated over 27 million pounds of volatile organic compound emissions in fiscal 2013.

We also continue to use the Eco Options® page on our website to reach consumers interested in environmentally responsible and cost-saving products and projects. The site provides consumers with information on the benefits of environmentally-preferred Eco Options® products through "green" blogs, articles and projects, featured Eco Options® products and energy and water savings calculators to help consumers estimate potential savings by switching out their older, less efficient products with energy- and water-saving models.
We continue to offer our nationwide, in-store CFL bulb recycling program launched in 2008. This service is offered to customers free of charge and is available in all U.S. stores. We also maintain an in-store rechargeable battery recycling program. Launched in 2001 and currently done in partnership with Call2Recycle, this program is also available to customers free of charge in all stores throughout the U.S. Through these recycling programs, in fiscal 2013 we helped recycle over 600,000 pounds of CFL bulbs and over 940,000 pounds of rechargeable batteries collected from our customers. In fiscal 2013, we also recycled over 94,000 lead acid batteries collected from our customers under our lead acid battery exchange program, as well as approximately 186,000 tons of cardboard through a nationwide cardboard recycling program across our U.S. stores.
Seasonality.   Our business is subject to seasonal influences. Generally, our highest volume of sales occurs in our second fiscal quarter, and the lowest volume occurs during our fourth fiscal quarter.
Competition.   Our industry is highly competitive, with competition based primarily on customer service, price, store location and appearance, and quality, availability and assortment of merchandise. Although we are currently the world’s largest home improvement retailer, in each of the markets we serve there are a number of other home improvement stores, electrical, plumbing and building materials supply houses and lumber yards. With respect to some products and services, we also compete with specialty design stores, showrooms, discount stores, local, regional and national hardware stores, mail order firms, warehouse clubs, independent building supply stores and, to a lesser extent, other retailers, as well as with installers of home improvement products. In addition, we face growing competition from online and multichannel retailers as our customers increasingly use computers, tablets, smart phones and other mobile devices to shop online and compare prices and products.
Intellectual Property.   Our business has one of the most recognized brands in North America. As a result, we believe that The Home Depot® trademark has significant value and is an important factor in the marketing of our products, e-commerce, stores and business. We have registered or applied for registration of trademarks, service marks, copyrights and internet domain names, both domestically and internationally, for use in our business, including our expanding proprietary brands such as HDX®, Husky®, Hampton Bay®, Home Decorators Collection®, Glacier Bay® and Vigoro®. We also maintain patent portfolios relating to some of our products and services and seek to patent or otherwise protect innovations we incorporate into our products or business operations.
Disciplined Capital Allocation, Productivity and Efficiency
Logistics.   Our supply chain operations are focused on creating a competitive advantage through ensuring product availability for our customers, effectively using our investment in inventory, and managing total supply chain costs. Our fiscal 2013 initiatives have been to further optimize and efficiently operate our network, build new logistics capabilities and improve our inventory management systems and processes by investing in information technology.
Our distribution strategy is to provide the optimal flow path for a given product. Rapid Deployment Centers ("RDCs") play a key role in optimizing our network as they allow for aggregation of product needs for multiple stores to a single purchase order and then rapid allocation and deployment of inventory to individual stores upon arrival at the RDC. This results in a simplified ordering process and improved transportation and inventory management. We have 18 fully mechanized RDCs in the U.S., and we opened our first RDC in Canada in early 2014, with a second Canadian RDC under development. We also continued our U.S. transload program for imported products in four facilities operated by third parties near ocean ports. Transload facilities allow us to improve our import logistics costs and inventory management by postponing final inventory deployment decisions until product arrives at destination ports.
Over the past several years, we have centralized our inventory planning and replenishment function and implemented new forecasting and replenishment technology. This has helped us to improve our in-stock rates and our inventory productivity at the same time. At the end of fiscal 2013, over 95% of our U.S. store products were ordered through central inventory management.
In addition to our 18 RDCs in the U.S., at the end of fiscal 2013, we operated 34 bulk distribution centers, which handle products distributed optimally on flat bed trucks, in the U.S. and Canada. We also operated 36 conventional distribution centers, which include stocking, direct fulfillment and specialty distribution centers, in the U.S., Canada and Mexico. In

February 2014, to support direct-to-customer delivery, we opened a new direct fulfillment center in the U.S., and we plan to add two additional facilities by the end of 2015. We expect these facilities to provide us the ability to deliver 90% of our customers' parcel orders in the U.S. within two days. We remain committed to leveraging our supply chain capabilities to fully utilize and optimize our improved logistics network.
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
In fiscal 2013, our energy management team continued to implement strict operational standards that establish energy efficient practices in all of our U.S. facilities. These include HVAC unit temperature regulation and adherence to strict lighting schedules, which are the largest sources of energy consumption in our stores, as well as use of energy management systems in each store to monitor energy efficiency. We estimate that by implementing and utilizing these energy saving programs, we have saved almost 7.0 billion kilowatt hours (kWh) since 2004. That year, we set a goal to reduce our kWh per square foot in our U.S. stores by 20% by 2015, and we met that goal in fiscal 2013, well in advance of our targeted date.
Through our supply chain efficiencies described above under "Logistics," we are targeting a 20% reduction in our domestic supply chain greenhouse gas emissions from 2008 to 2015, which would equate to annual fuel savings of approximately 25 million gallons. We also continued to monitor our "carbon footprint" from the operation of our stores as well as from our transportation and supply chain activities. Through our energy conservation and supply chain initiatives, we estimate that we reduced our absolute carbon emissions by approximately 216,000 metric tons in 2012 compared to 2011.
With respect to construction of our stores, we partnered with the U.S. Green Building Council and, as of the end of fiscal 2013, have built eight LEED for New Construction certified or similarly certified stores. In 2012, we opened a new store in Lodi, California and used a grant from the U.S. Department of Energy to help design, monitor and verify the energy savings at that store. The building is designed to consume substantially less energy than the 2007 90.1 ASHRAE standards established by the American Society of Heating, Refrigerating and Air-Conditioning Engineers, an international society that sets forth HVAC and refrigeration standards to promote sustainability. We also implemented a rainwater reclamation project in 2010. As of the end of fiscal 2013, we had retrofitted 122 of our stores with reclamation tanks to collect rainwater and condensation from HVAC units and garden center roofs, which is in turn used to water plants in our outside garden centers. We estimate our annual water savings from these units to be approximately 500,000 gallons per retrofitted store in fiscal 2013.
Our efforts have resulted in a number of environmental awards and recognitions. For example, in 2013, we were named "Retail Partner of the Year" by both the ENERGY STAR® division and WaterSense® division of the U.S. Environmental Protection Agency for our overall excellence in energy efficiency and water efficiency. We also scored 99 out of 100 on the Carbon Disclosure Project Climate Disclosure Index, placing us among the highest scoring companies in the Index and at the top of our sector.
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
Interconnected Retail
Our interconnected retail initiative supports and connects our three other key initiatives, and it is growing in importance as the line between online and in-store shopping continues to blur. Over 30% of our online orders are picked up in a store, and many of our customers research products online and then go into one of our stores to view the products in person or talk to an associate before making the purchase. While in the store, customers may also go online to access ratings and reviews, compare prices or view our extended assortment, and over 10% of our online orders are created in-store with a store associate assisting the customer. Providing a seamless multichannel retail experience is key to helping our customers buy when, how and where they want. Throughout fiscal 2013, we continued to invest in our website to allow customers to more easily find and purchase an expanded array of products and provide them with flexibility and convenience for their purchases (for example, through our BOPIS, BORIS and BOSS programs). Through our website, which can be accessed through computers, tablets, smart phones and other mobile devices, customers can share reviews, purchase products, track their installation projects and connect with our associates to gain product and project knowledge. To increase the productivity and efficiency of our associates, merchants and suppliers and ensure that the right product is in the right place to meet our customers' needs, we also continued to invest in the development of our distribution forecasting and replenishment system for enhanced inventory management.

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
We operate in markets that are highly competitive. We compete principally based on customer service, price, store location and appearance, and quality, availability and assortment of merchandise. In each market we serve, there are a number of other home improvement stores, electrical, plumbing and building materials supply houses and lumber yards. With respect to some products and services, we also compete with specialty design stores, showrooms, discount stores, local, regional and national hardware stores, mail order firms, warehouse clubs, independent building supply stores and, to a lesser extent, other retailers, as well as with installers of home improvement products. In addition, we face growing competition from online and multichannel retailers as our customers increasingly use computers, tablets, smart phones and other mobile devices to shop online and compare prices and products in real time. Intense competitive pressures from one or more of our competitors or our inability to adapt effectively and quickly to a changing competitive landscape could affect our prices, our margins or demand for our products and services. If we are unable to timely and appropriately respond to these competitive pressures, including through maintenance of superior customer service and customer relationships, our market share and our financial performance could be adversely affected.
We may not timely identify or effectively respond to consumer needs, expectations or trends, which could adversely affect our relationship with customers, our reputation, the demand for our products and services, and our market share.
The success of our business depends in part on our ability to identify and respond promptly to evolving trends in demographics, consumer preferences, expectations and needs, and unexpected weather conditions, while also managing inventory levels. It is difficult to successfully predict the products and services our customers will demand. Recovery in the housing and home improvement market puts further pressure on our ability to meet customer needs and expectations and maintain high service levels. In addition, we must continually anticipate and adapt to the increasing use of technology and mobile devices by our customers in the purchasing process. Customers are able to use technology to rapidly compare products and prices and use social media to provide feedback and information about our Company and products in a manner that can be quickly and broadly disseminated. To the extent a customer has a negative experience and shares it over social media, it may impact our brand and reputation. Further, we have an aging store base that requires maintenance to deliver the shopping environment our customers desire. Failure to maintain our stores and an effective online presence and to timely identify or respond to changing consumer preferences, expectations and home improvement needs could adversely affect our relationship with customers, our reputation, the demand for our products and services, and our market share.
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
Uncertainty regarding economic conditions and other factors beyond our control could adversely affect demand for our products and services, our costs of doing business and our financial performance.
Our financial performance depends significantly on the stability of the housing, residential construction and home improvement markets, as well as general economic conditions, including changes in gross domestic product. Adverse conditions in or uncertainty about these markets or the economy could adversely impact consumer confidence, causing our customers to delay purchasing or determine not to purchase home improvement products and services. Other factors beyond our control – including high levels of unemployment and foreclosures, interest rate fluctuations, fuel and other energy costs, labor and healthcare costs, the availability of financing, the state of the credit markets, including mortgages, home equity loans and consumer credit, weather, natural disasters and other conditions beyond our control – could further adversely affect demand for our products and services, our costs of doing business and our financial performance.
If we do not maintain the privacy and security of customer, associate, supplier or Company information, we could damage our reputation, incur substantial additional costs and become subject to litigation.
Our business involves the storage and transmission of customers' personal information, consumer preferences and credit card information, as well as confidential information about our associates, our suppliers and our Company. Our information systems are vulnerable to an increasing threat of continually evolving cybersecurity risks. Any significant compromise or breach of our data security, whether external or internal, or misuse of associate or customer data, could significantly damage our reputation, cause the disclosure of confidential customer, associate, supplier or Company information, and result in significant costs, lost sales, fines and lawsuits. While we have implemented systems and processes to protect against unauthorized access to or use of secured data and to prevent data loss, there is no guarantee that these procedures are adequate to safeguard against all data security breaches or misuse of the data. The regulatory environment related to information security, data collection and use, and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs.
A failure of a key information technology system or process could adversely affect our business.
We rely extensively on information technology systems, some of which are managed by third-party service providers, to analyze, process and manage transactions and data. We also rely heavily on the integrity of this data in managing our business. In order for these systems and processes to operate effectively, we or our service providers must periodically maintain and update them. We or our service providers could experience errors, interruptions, delays or cessations of service in key portions of our information technology infrastructure, which could significantly disrupt our operations and be costly, time consuming and resource-intensive to remedy.
Disruptions in our customer-facing technology systems could impair our interconnected retail strategy and give rise to negative customer experiences.
Through our information technology developments, we are able to provide an improved overall shopping environment and a multichannel experience that empowers our customers to shop and interact with us from computers, tablets, smart phones and other mobile devices. We use our website both as a sales channel for our products and also as a method of providing product, project and other relevant information to our customers to drive both in-store and online sales. We have multiple online communities and knowledge centers that allow us to inform, assist and interact with our customers. Multichannel retailing is continually evolving and expanding, and we must effectively respond to changing customer expectations and new developments. Disruptions, failures or other performance issues with these customer-facing technology systems could impair the benefits that they provide to our online and in-store business and negatively affect our relationship with our customers.
We rely on third-party suppliers. If we fail to identify and develop relationships with a sufficient number of qualified suppliers, or if our current suppliers experience financial difficulties, our ability to timely and efficiently access products that meet our high standards for quality could be adversely affected.
We buy our products from suppliers located throughout the world. Our ability to continue to identify and develop relationships with qualified suppliers who can satisfy our high standards for quality and our need to access products in a timely and efficient manner is a significant challenge. Our ability to access products also can be adversely affected by political instability, the financial instability of suppliers (particularly in light of continuing economic difficulties in various regions of the world), suppliers’ noncompliance with applicable laws, trade restrictions, tariffs, currency exchange rates, supply disruptions, weather conditions, natural disasters, shipping interruptions or costs, and other factors beyond our control.

If we are unable to effectively manage and expand our alliances and relationships with selected suppliers of both brand name and proprietary products, we may be unable to effectively execute our strategy to differentiate ourselves from our competitors.
As part of our focus on product differentiation, we have formed strategic alliances and exclusive relationships with selected suppliers to market products under a variety of well-recognized brand names. We have also developed relationships with selected suppliers to allow us to market proprietary products that are comparable to national brands. Our proprietary products differentiate us from other retailers, generally carry higher margins than national brand products and represent a growing portion of our business. If we are unable to manage and expand these alliances and relationships or identify alternative sources for comparable brand name and proprietary products, we may not be able to effectively execute product differentiation, which may impact our sales and gross margin results.
The implementation of our supply chain and technology initiatives could disrupt our operations in the near term, and these initiatives might not provide the anticipated benefits or might fail.
We have made, and we plan to continue to make, significant investments in our supply chain and technology. These initiatives are designed to streamline our operations to allow our associates to continue to provide high quality service to our customers, while simplifying customer interaction and providing our customers with a more interconnected retail experience. The cost and potential problems and interruptions associated with the implementation of these initiatives, including those associated with managing third-party service providers and employing new web-based tools and services, could disrupt or reduce the efficiency of our operations in the near term. In addition, our improved supply chain and new or upgraded technology might not provide the anticipated benefits, it might take longer than expected to realize the anticipated benefits, or the initiatives might fail altogether, each of which could adversely impact our competitive position and our financial condition, results of operations or cash flows.
Disruptions in our supply chain and other factors affecting the distribution of our merchandise could adversely impact our business.
A disruption within our logistics or supply chain network, including damage or destruction to our distribution centers or weather-related events, could adversely affect our ability to deliver inventory in a timely manner, which could impair our ability to meet customer demand for products and result in lost sales, increased supply chain costs or damage to our reputation. Such a disruption could negatively impact our financial performance or financial condition.
If we are unable to manage effectively our installation service business, we could suffer lost sales and be subject to fines, lawsuits and damaged reputation.
We act as a general contractor to provide installation services to our DIFM customers through third-party installers. As such, we are subject to regulatory requirements and risks applicable to general contractors, which include management of licensing, permitting and quality of our third-party installers. We have established processes and procedures that provide protections beyond those required by law to manage these requirements and ensure customer satisfaction with the services provided by our third-party installers. If we fail to manage these processes effectively or provide proper oversight of these services, we could suffer lost sales, fines and lawsuits, as well as damage to our reputation, which could adversely affect our business.
Our costs of doing business could increase as a result of changes in, increased enforcement of, or adoption of new federal, state or local laws and regulations.
We are subject to various federal, state and local laws and regulations that govern numerous aspects of our business. Recently, there have been a large number of legislative and regulatory initiatives and reforms, as well as increased enforcement of existing laws and regulations by federal, state and local agencies. Changes in, increased enforcement of, or adoption of new federal, state or local laws and regulations governing minimum wage or living wage requirements, other wage, labor or workplace regulations, the sale of some of our products, transportation, logistics, supply chain transparency, taxes, energy costs or environmental matters could increase our costs of doing business or impact our store operations. Healthcare reform under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 could adversely impact our labor costs and our ability to negotiate favorable terms under our benefit plans for our associates.
If we cannot successfully manage the unique challenges presented by international markets, we may not be successful in our international operations.
Our ability to successfully conduct retail operations in, and source products and materials from, international markets is affected by many of the same risks we face in our U.S. operations, as well as unique costs and difficulties of managing international operations. Our international operations, including any expansion in international markets, may be adversely affected by local laws and customs, U.S. laws applicable to foreign operations and other legal and regulatory constraints, as well as political and economic conditions. Risks inherent in international operations also include, among others, potential adverse tax consequences, greater difficulty in enforcing intellectual property rights, risks associated with the Foreign Corrupt Practices Act and local anti-bribery law compliance, challenges in our ability to identify and gain access to local suppliers and the impact of foreign currency exchange rates and fluctuations.
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

Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties.
The following tables show locations of the 1,977 The Home Depot stores located in the U.S. and its territories and the 286 The Home Depot stores outside the U.S. at the end of fiscal 2013:

U.S. Locations	Number of Stores	U.S. Locations	Number of Stores
Alabama	28	Montana	6
Alaska	7	Nebraska	8
Arizona	56	Nevada	21
Arkansas	14	New Hampshire	20
California	232	New Jersey	67
Colorado	46	New Mexico	13
Connecticut	29	New York	100
Delaware	9	North Carolina	40
District of Columbia	1	North Dakota	2
Florida	152	Ohio	70
Georgia	90	Oklahoma	16
Guam	1	Oregon	27
Hawaii	7	Pennsylvania	70
Idaho	11	Puerto Rico	9
Illinois	76	Rhode Island	8
Indiana	24	South Carolina	25
Iowa	10	South Dakota	1
Kansas	16	Tennessee	39
Kentucky	14	Texas	178
Louisiana	27	Utah	22
Maine	11	Vermont	3
Maryland	41	Virgin Islands	2
Massachusetts	45	Virginia	49
Michigan	70	Washington	45
Minnesota	33	West Virginia	6
Mississippi	14	Wisconsin	27
Missouri	34	Wyoming	5
		Total U.S.	1,977

International Locations	Number of Stores	International Locations	Number of Stores
Canada:		Mexico:
Alberta	27	Aguascalientes	1
British Columbia	26	Baja California Norte	5
Manitoba	6	Baja California Sur	2
New Brunswick	3	Campeche	1
Newfoundland	1	Chiapas	2
Nova Scotia	4	Chihuahua	5
Ontario	86	Coahuila	5
Prince Edward Island	1	Colima	2
Quebec	22	Distrito Federal	8
Saskatchewan	4	Durango	1
Total Canada	180	Guanajuato	4
		Guerrero	2
		Hidalgo	1
		Jalisco	7
		Michoacán	3
		Morelos	2
		Nayarit	1
		Nuevo León	10
		Puebla	4
		Queretaro	3
		Quintana Roo	1
		San Luis Potosi	1
		Sinaloa	4
		Sonora	4
		State of Mexico	14
		Tabasco	1
		Tamaulipas	5
		Tlaxcala	1
		Veracruz	5
		Yucatan	1
		Total Mexico	106

During fiscal 2013, we opened two new The Home Depot stores in the U.S. and closed one store. We also opened six new stores in Mexico.
Of our 2,263 stores operating at the end of fiscal 2013, approximately 90% were owned (including those owned subject to a ground lease), consisting of approximately 210.3 million square feet, and approximately 10% of such stores were leased, consisting of approximately 24.7 million square feet.
Additionally, at the end of fiscal 2013, we had six Home Decorators Collection locations in Georgia, Illinois, Kansas, Missouri and New Jersey.
At the end of fiscal 2013, we operated 133 warehouses and distribution centers located in 35 states or provinces, consisting of approximately 39.0 million square feet, of which approximately 1.1 million is owned and approximately 37.9 million is leased.

Our executive, corporate staff, divisional staff and financial offices occupy approximately 2.2 million square feet of leased and owned space in Atlanta, Georgia. At the end of fiscal 2013 including the offices in Atlanta, we occupied an aggregate of approximately 3.4 million square feet, of which approximately 2.1 million is owned and approximately 1.3 million is leased, for store support centers and customer support centers.

Item 3. Legal Proceedings.
We are reporting the following proceedings to comply with SEC regulations, which require us to disclose certain information about proceedings arising under federal, state or local environmental provisions if we reasonably believe that such proceedings may result in monetary sanctions of $100,000 or more.
As previously reported, in November 2013, the Company received subpoenas from the District Attorney of Alameda County, California, working with the District Attorney of San Joaquin County and the California Attorney General's office, seeking documents and information relating to the Company's disposal of hazardous waste at its California facilities. Although the Company cannot predict the outcome of this proceeding, it does not expect the outcome to have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Since April 19, 1984, our common stock has been listed on the New York Stock Exchange, trading under the symbol "HD." The Company paid its first cash dividend on June 22, 1987 and has paid cash dividends during each subsequent quarter. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors.
The table below sets forth the high and low sales prices of our common stock on the New York Stock Exchange and the quarterly cash dividends declared per share of common stock for the periods indicated.

	Price Range		Cash Dividends Declared
	High	Low
Fiscal Year 2013
First Quarter Ended May 5, 2013	$74.00	$63.92	$0.39
Second Quarter Ended August 4, 2013	$80.54	$73.51	$0.39
Third Quarter Ended November 3, 2013	$80.05	$72.70	$0.39
Fourth Quarter Ended February 2, 2014	$82.34	$75.37	$0.47
Fiscal Year 2012
First Quarter Ended April 29, 2012	$52.03	$44.39	$0.29
Second Quarter Ended July 29, 2012	$53.71	$47.02	$0.29
Third Quarter Ended October 28, 2012	$63.20	$51.39	$0.29
Fourth Quarter Ended February 3, 2013	$67.82	$60.65	$0.39

As of March 10, 2014, there were approximately 138,000 shareholders of record of our common stock and approximately 1,150,000 additional "street name" holders whose shares are held of record by banks, brokers and other financial institutions.

Stock Performance Graph
The graph and table below present the Company’s cumulative total shareholder returns relative to the performance of the Standard & Poor’s 500 Composite Stock Index and the Standard & Poor’s Retail Composite Index for the five-year period commencing January 30, 2009, the last trading day of fiscal 2008, and ending January 31, 2014, the last trading day of fiscal 2013. The graph assumes $100 invested at the closing price of the Company’s common stock on the New York Stock Exchange and each index on January 30, 2009 and assumes that all dividends were reinvested on the date paid. The points on the graph represent fiscal year-end amounts based on the last trading day in each fiscal year.

	January 30, 2009	January 29, 2010	January 28, 2011	January 27, 2012	February 1, 2013	January 31, 2014
The Home Depot	$100.00	$135.01	$182.42	$229.53	$351.80	$410.16
S&P 500 Index	$100.00	$133.14	$161.44	$170.04	$199.98	$239.78
S&P Retail Composite Index	$100.00	$155.54	$198.17	$225.13	$286.66	$359.13

Issuer Purchases of Equity Securities
In the first quarter of fiscal 2013, the Board of Directors authorized a $17.0 billion share repurchase program. Through the end of fiscal 2013, the Company has repurchased shares of its common stock having a value of approximately $8.5 billion under this program. The number and average price of shares purchased in each fiscal month of the fourth quarter of fiscal 2013 are set forth in the table below:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
Nov. 4, 2013 – Dec. 1, 2013(3)	7,286,533	$78.20	7,272,171	$10,286,477,886
Dec. 2, 2013 – Dec. 29, 2013(4)	18,640,894	$79.44	18,633,586	$8,500,023,537
Dec. 30, 2013 – Feb. 2, 2014(4)	3,853,072	$79.55	3,848,006	$8,500,023,537
 —————

(1)
These amounts include repurchases pursuant to the Company’s 1997 and Amended and Restated 2005 Omnibus Stock Incentive Plans (the "Plans"). Under the Plans, participants may surrender shares as payment of applicable tax withholding on the vesting of restricted stock and deferred share awards. Participants in the Plans may also exercise stock options by surrendering shares of common stock that the participants already own as payment of the exercise price. Shares so surrendered by participants in the Plans are repurchased pursuant to the terms of the Plans and applicable award agreement and not pursuant to publicly announced share repurchase programs.

(2)
In the first quarter of fiscal 2013, the Board of Directors authorized a $17.0 billion share repurchase program that replaced the previous authorization. The program does not have a prescribed expiration date.

(3)
In the third quarter of fiscal 2013, the Company paid $1.5 billion under an Accelerated Share Repurchase ("ASR") agreement and received an initial delivery of approximately 16.4 million shares. The transaction was completed in the fourth quarter of fiscal 2013, with the Company receiving approximately 3.4 million additional shares to settle the agreement. The Average Price Paid Per Share was calculated with reference to the average stock price of the Company's common stock over the term of the ASR agreement. See Note 4 to the Consolidated Financial Statements included in this report.

(4)
In the fourth quarter of fiscal 2013, the Company paid $1.5 billion under an ASR agreement and received an initial delivery of approximately 15.0 million shares. The transaction was completed in the fourth quarter of fiscal 2013, with the Company receiving approximately 3.8 million additional shares to settle the agreement. The Average Price Paid Per Share was calculated with reference to the average stock price of the Company's common stock over the term of the ASR agreement. See Note 4 to the Consolidated Financial Statements included in this report.

In March 2014, the Company entered into an ASR agreement with a third-party financial institution to repurchase $950 million of the Company's common stock. See Note 4 to the Consolidated Financial Statements included in this report. Shares received in connection with the ASR agreement will be reflected in the share repurchase table in future quarters.
Sales of Unregistered Securities
During the fourth quarter of fiscal 2013, the Company issued 485 deferred stock units under The Home Depot, Inc. Non-Employee Directors' Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act") and Rule 506 of the SEC's Regulation D thereunder. The deferred stock units were credited to the accounts of those non-employee directors who elected to receive board retainers in the form of deferred stock units instead of cash during the fourth quarter of fiscal 2013. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.
During the fourth quarter of fiscal 2013, the Company credited 32,531 deferred stock units to participant accounts under The Home Depot FutureBuilder Restoration Plan pursuant to an exemption from the registration requirements of the Securities Act for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.

Item 6. Selected Financial Data.
The information required by this item is incorporated by reference to page F-1 of this report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Executive Summary and Selected Consolidated Statements of Earnings Data
For the fiscal year ended February 2, 2014 ("fiscal 2013"), we reported Net Earnings of $5.4 billion and Diluted Earnings per Share of $3.76 compared to Net Earnings of $4.5 billion and Diluted Earnings per Share of $3.00 for the fiscal year ended February 3, 2013 ("fiscal 2012"). The results for fiscal 2012 included a total charge of $145 million, net of tax, related to the closing of our remaining seven big box stores in China ("China store closings") in fiscal 2012, which had a negative impact of $0.10 to Diluted Earnings per Share. Excluding the charge related to the China store closings, Net Earnings were $4.7 billion and Diluted Earnings per Share were $3.10 for fiscal 2012.
Net Sales increased 5.4% to $78.8 billion for fiscal 2013 from $74.8 billion for fiscal 2012. Our comparable store sales increased 6.8% in fiscal 2013, driven by increased comparable store customer transactions and comparable store average ticket. Comparable store sales for our U.S. stores increased 7.5% in fiscal 2013.
Fiscal 2013 consisted of 52 weeks compared with 53 weeks for fiscal 2012. The 53rd week added approximately $1.2 billion in Net Sales and increased Diluted Earnings per Share by approximately $0.07 for fiscal 2012.
In fiscal 2013, we continued to focus on the following key initiatives:
Customer Service – Our focus on customer service is anchored on the principles of creating an emotional connection with customers, putting customers first, taking care of our associates and simplifying the business. In fiscal 2013, we met our goal of dedicating 60% of store labor hours to customer-facing activity, and we enhanced our Customer FIRST training for associates to incorporate the interconnected retail experience. We also expanded our FIRST phones' functionality to process Buy Online, Pick-up In Store ("BOPIS") and Buy Online, Ship to Store ("BOSS") orders, allowing our associates to close these types of transactions immediately from wherever they are in the store. Also in fiscal 2013, we introduced Pro Xtra, a new loyalty program that provides our professional customers with discounts on useful business services, exclusive product offers and streamlined payment and receipt tracking tools.
Product Authority – Our focus on product authority is facilitated by our merchandising transformation and portfolio strategy, which is aimed at delivering product innovation, assortment and value. As part of this effort, we introduced innovative new products and great values for our professional, do-it-for-me and do-it-yourself customers in a variety of departments. Also in fiscal 2013, we continued our appliance showroom resets and expanded our assortment of appliances available online, resulting in double digit growth for appliances for fiscal 2013.
Disciplined Capital Allocation, Productivity and Efficiency – Our approach to driving productivity and efficiency is advanced through continuous operational improvement in the stores and our supply chain, disciplined capital allocation and building shareholder value through higher returns on invested capital and total value returned to shareholders in the form of dividends and share repurchases. In fiscal 2013, we continued to make improvements to our forecasting and replenishment systems, helping our business to react to and recover from sales spikes while keeping inventory under control. Our inventory turnover ratio was 4.6 times at the end of fiscal 2013 compared to 4.5 times at the end of fiscal 2012.
We repurchased a total of 111 million shares for $8.5 billion through Accelerated Share Repurchase agreements and the open market during fiscal 2013. In addition, in February 2014, we announced a 21% increase in our quarterly cash dividend to $0.47 per share.
Interconnected Retail – Our focus on interconnected retail, which connects our other three key initiatives, is based on building a competitive and seamless platform across all commerce channels. In fiscal 2013, we continued to enhance our website and mobile experience resulting in improved customer satisfaction scores and online sales conversion rates. Sales from our online channels increased over 50% for fiscal 2013 compared to fiscal 2012 and now represent approximately 3.5% of our total Net Sales. We have also begun the development of three new direct fulfillment centers, the first of which opened in February 2014. Each facility will have the capacity to hold approximately 100,000 product offerings available to be shipped directly to customers, along with the capability to ship most orders the same day they are received.
In January 2014, we acquired Blinds.com, an online seller of window coverings. We believe that this acquisition will allow us to offer customers a compelling shopping, sales and service experience for online window coverings purchases and help us to develop best-in-class capabilities for selling customizable and configurable products online.
In fiscal 2013, we opened eight new stores, including six new stores in Mexico and two new stores in the U.S., and closed one store in the U.S., for a total store count of 2,263 at the end of fiscal 2013. As of the end of fiscal 2013, a total of 286 of our stores, or 12.6%, were located in Canada and Mexico.

We generated $7.6 billion of cash flow from operations in fiscal 2013. This cash flow, along with $4.0 billion of incremental long-term debt issued in fiscal 2013 and cash on hand, was used to fund $8.5 billion of share repurchases, pay $2.2 billion of dividends and fund $1.4 billion in capital expenditures.
Our return on invested capital (computed on net operating profit after tax for the trailing twelve months and the average of beginning and ending long-term debt and equity) was 20.9% for fiscal 2013 compared to 17.0% for fiscal 2012.

We believe the selected sales data, the percentage relationship between Net Sales and major categories in the Consolidated Statements of Earnings and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations.

	% of Net Sales			% Increase (Decrease) In Dollar Amounts
	Fiscal Year(1)
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
NET SALES	100.0%	100.0%	100.0%	5.4%	6.2%
GROSS PROFIT	34.8	34.6	34.5	6.0	6.5
Operating Expenses:
Selling, General and Administrative	21.1	22.1	22.8	0.5	3.0
Depreciation and Amortization	2.1	2.1	2.2	3.8	(0.3)
Total Operating Expenses	23.1	24.2	25.0	0.8	2.7
OPERATING INCOME	11.6	10.4	9.5	18.0	16.6
Interest and Other (Income) Expense:
Interest and Investment Income	—	—	—	(40.0)	53.8
Interest Expense	0.9	0.8	0.9	12.5	4.3
Other	—	(0.1)	—	(100.0)	N/A
Interest and Other, net	0.9	0.7	0.8	28.3	(8.1)
EARNINGS BEFORE PROVISION FOR INCOME TAXES	10.7	9.7	8.6	17.3	19.0
Provision for Income Taxes	3.9	3.6	3.1	14.7	22.9
NET EARNINGS	6.8%	6.1%	5.5%	18.7%	16.8%
SELECTED SALES DATA
Number of Customer Transactions (in millions)(2)	1,390.6	1,364.0	1,317.5	1.9%	3.5%
Average Ticket(2)	$56.78	$54.89	$53.28	3.4%	3.0%
Sales per Square Foot(2)	$334.35	$318.63	$299.00	4.9%	6.6%
Comparable Store Sales Increase (%)(3)	6.8%	4.6%	3.4%	N/A	N/A
Online Sales (% of Net Sales)(4)	3.5%	2.4%	1.8%	52.6%	39.3%
Note: Certain percentages may not sum to totals due to rounding.
—————

(1)
Fiscal years 2013, 2012 and 2011 refer to the fiscal years ended February 2, 2014, February 3, 2013 and January 29, 2012, respectively. Fiscal years 2013 and 2011 include 52 weeks; fiscal year 2012 includes 53 weeks.

(2)
The 53rd week of fiscal 2012 increased customer transactions by approximately 21 million, positively impacted average ticket by approximately $0.06 and positively impacted sales per square foot by approximately $5.51.

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

(4)
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
Fiscal 2013 Compared to Fiscal 2012
Net Sales
Fiscal 2013 consisted of 52 weeks compared to 53 weeks in fiscal 2012. Net Sales for fiscal 2013 increased 5.4% to $78.8 billion from $74.8 billion for fiscal 2012. The increase in Net Sales for fiscal 2013 reflects the impact of positive comparable store sales for fiscal 2013, partially offset by $1.2 billion of Net Sales attributable to the additional week in fiscal 2012. Total comparable store sales increased 6.8% for fiscal 2013 compared to an increase of 4.6% for fiscal 2012.
The positive comparable store sales for fiscal 2013 reflect a number of factors, including the execution of our key initiatives, continued strength in our core categories and an improved U.S. housing market. All of our departments posted positive comparable store sales for fiscal 2013. Comparable store sales for our Kitchen, Electrical, Lumber, Plumbing, Lighting, Bath and Indoor Garden product categories were above or at the Company average for fiscal 2013. Comparable store sales for our Tools, Paint, Flooring, Décor, Hardware, Outdoor Garden, Millwork and Building Materials product categories were positive for fiscal 2013. Further, our comparable store customer transactions increased approximately 3.4% for fiscal 2013 and comparable store average ticket increased approximately 3.3% for fiscal 2013 due in part to strong sales in our appliance business and continued recovery in sales to our professional customers.
Gross Profit
Gross Profit increased 6.0% to $27.4 billion for fiscal 2013 from $25.8 billion for fiscal 2012. Gross Profit for fiscal 2012 included a $10 million charge related to the China store closings. Gross Profit as a percent of Net Sales was 34.8% for fiscal 2013 compared to 34.6% for fiscal 2012, an increase of 18 basis points. The increase in gross profit margin in fiscal 2013 was driven primarily by businesses we acquired in fiscal 2012, which are gross margin accretive, higher productivity in our supply chain and improved shrink performance, partially offset by a change in the mix of products sold.
Operating Expenses
Selling, General and Administrative expenses ("SG&A") increased 0.5% to $16.6 billion for fiscal 2013 from $16.5 billion for fiscal 2012. SG&A for fiscal 2012 included a $135 million charge related to the China store closings. As a percent of Net Sales, SG&A was 21.1% for fiscal 2013 compared to 22.1% for fiscal 2012. The decrease in SG&A as a percent of Net Sales for fiscal 2013 reflects expense leverage resulting from the positive comparable store sales environment and strong expense controls.
Depreciation and Amortization was $1.6 billion for both fiscal 2013 and 2012. Depreciation and Amortization as a percent of Net Sales was 2.1% for both fiscal 2013 and 2012.
Operating Income
Operating Income increased 18.0% to $9.2 billion for fiscal 2013 from $7.8 billion for fiscal 2012. Operating Income as a percent of Net Sales was 11.6% for fiscal 2013 compared to 10.4% for fiscal 2012.
Interest and Other, net
In fiscal 2013, we recognized $699 million of Interest and Other, net, compared to $545 million for fiscal 2012. Interest and Other, net, as a percent of Net Sales was 0.9% for fiscal 2013 compared to 0.7% for fiscal 2012. The increase in Interest and Other, net, as a percent of Net Sales for fiscal 2013 reflects increased interest expense associated with the issuance of $4.0 billion of incremental long-term debt in fiscal 2013. Interest and Other, net, for fiscal 2012 included a $67 million pretax benefit related to the termination of our guarantee of a senior secured loan of HD Supply, Inc.
Provision for Income Taxes
Our combined effective income tax rate was 36.4% for fiscal 2013 compared to 37.2% for fiscal 2012. The effective income tax rate for fiscal 2012 was higher than fiscal 2013 as we were unable to realize any tax benefit from the $145 million charge related to the China store closings for fiscal 2012. Excluding the charge related to the China store closings, our combined effective income tax rate was 36.5% for fiscal 2012.

Diluted Earnings per Share
Diluted Earnings per Share were $3.76 for fiscal 2013 compared to $3.00 for fiscal 2012. Excluding the charge related to the China store closings, Diluted Earnings per Share were $3.10 for fiscal 2012. The 53rd week increased Diluted Earnings per Share by approximately $0.07 for fiscal 2012.
Non-GAAP Measures
To provide clarity, internally and externally, about our operating performance, we supplement our reporting to exclude from some GAAP measures certain items that we do not consider to be representative of our actual operating performance. These financial calculations are "non-GAAP financial measures" as defined in SEC rules. We believe these non-GAAP financial measures better enable management and investors to understand and analyze our performance by providing them with meaningful information relevant to events of unusual nature or frequency that impact the comparability of underlying business results from period to period. However, this supplemental information should not be considered in isolation or as a substitute for the related GAAP measures.
The results for fiscal 2012 included a $145 million charge, net of tax, related to the China store closings as described more fully in Note 8 to the Consolidated Financial Statements. There were no adjustments for fiscal 2013 or 2011 for events of unusual nature or frequency. The following reconciles the non-GAAP financial measures to the corresponding GAAP measures for fiscal 2012 (amounts in millions, except per share data):

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
Operating Expenses
SG&A increased 3.0% to $16.5 billion for fiscal 2012 from $16.0 billion for fiscal 2011. SG&A for fiscal 2012 included a $135 million charge related to the China store closings. As a percent of Net Sales, SG&A was 22.1% for fiscal 2012 compared to 22.8% for fiscal 2011. Excluding the charge related to the China store closings, SG&A as a percent of Net Sales was 21.9% for fiscal 2012. The decrease in SG&A as a percent of Net Sales for fiscal 2012 reflects expense leverage resulting from the positive comparable store sales environment, strong expense controls, and lower credit card expense and casualty reserves, offset by the charge related to the China store closings.
Depreciation and Amortization was $1.6 billion for both fiscal 2012 and 2011. Depreciation and Amortization as a percent of Net Sales was 2.1% for fiscal 2012 compared to 2.2% for fiscal 2011. The decrease in Depreciation and Amortization as a percent of Net Sales reflects expense leverage in the positive comparable store sales environment.
Operating Income
Operating Income increased 16.6% to $7.8 billion for fiscal 2012 from $6.7 billion for fiscal 2011. Operating Income as a percent of Net Sales was 10.4% for fiscal 2012 compared to 9.5% for fiscal 2011. Excluding the charge related to the China store closings, Operating Income increased 18.8% to $7.9 billion for fiscal 2012.
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
Provision for Income Taxes
Our combined effective income tax rate was 37.2% for fiscal 2012 compared to 36.0% for fiscal 2011. The effective income tax rate for fiscal 2012 was higher than fiscal 2011 as we were unable to realize any tax benefit from the $145 million charge related to the China store closings. Excluding the charge related to the China store closings, our combined effective income tax rate was 36.5% for fiscal 2012. Additionally, the effective income tax rate for fiscal 2011 reflects a benefit from the reversal of a valuation allowance related to the utilization of capital loss carryforwards as well as certain favorable state and local tax settlements.
Diluted Earnings per Share
Diluted Earnings per Share were $3.00 for fiscal 2012 compared to $2.47 for fiscal 2011. Excluding the charge related to the China store closings, Diluted Earnings per Share were $3.10 for fiscal 2012. The 53rd week increased Diluted Earnings per Share by approximately $0.07 for fiscal 2012.

Liquidity and Capital Resources
Cash flow generated from operations provides us with a significant source of liquidity. For fiscal 2013, Net Cash Provided by Operating Activities was $7.6 billion compared to $7.0 billion for fiscal 2012. This increase is primarily due to an $850 million increase in Net Earnings resulting from higher comparable store sales and expense controls.
Net Cash Used in Investing Activities for fiscal 2013 was $1.5 billion compared to $1.4 billion for fiscal 2012. This change was primarily due to a $77 million increase in Capital Expenditures in fiscal 2013 compared to fiscal 2012.
Net Cash Used in Financing Activities for fiscal 2013 was $6.7 billion compared to $5.0 billion for fiscal 2012. The year-over-year increase of approximately $1.7 billion reflects a $4.6 billion increase in share repurchases, a $500 million increase in dividends paid to shareholders and $543 million less in proceeds from the sale of common stock, offset for the most part by $4.0 billion, net of repayments, of proceeds from long-term borrowings in fiscal 2013.
In February 2013, our Board of Directors authorized a new $17.0 billion share repurchase program, under which we have repurchased 111 million shares of our common stock for a total of $8.5 billion as of the end of fiscal 2013. We entered into ASR agreements with third-party financial institutions to repurchase $6.2 billion of our common stock in fiscal 2013. Under the agreements, we paid $6.2 billion to the financial institutions and received a total of 81 million shares. Also in fiscal 2013, we repurchased 30 million additional shares of our common stock for $2.3 billion through the open market.
In September 2013, we issued $1.15 billion of 2.25% senior notes due September 10, 2018 (the "2018 notes”) at a discount of $1 million, $1.1 billion of 3.75% senior notes due February 15, 2024 (the "2024 notes”) at a discount of $6 million and $1.0 billion of 4.875% senior notes due February 15, 2044 (the "2044 notes”) at a discount of $15 million (together, the "September 2013 issuance"). Interest on the 2018 notes is due semi-annually on March 10 and September 10 of each year, beginning March 10, 2014. Interest on the 2024 notes and the 2044 notes is due semi-annually on February 15 and August 15 of each year, beginning February 15, 2014. The net proceeds of the September 2013 issuance were used for general corporate purposes, including repayment of our $1.25 billion 5.25% senior notes that matured December 16, 2013 and repurchases of shares of our common stock.
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
In November 2013, we entered into an interest rate swap that expires on September 10, 2018, with a notional amount of $500 million, accounted for as a fair value hedge, that swaps fixed rate interest on the 2018 notes for variable interest equal to LIBOR plus 88 basis points. At February 2, 2014, the approximate fair value of this agreement was a liability of $1 million, which is the estimated amount we would have paid to settle the agreement.
Also in November 2013, we entered into an interest rate swap that expires on September 15, 2020, with a notional amount of $500 million, accounted for as a fair value hedge, that swaps fixed rate interest on our 3.95% senior notes due September 15, 2020 for variable interest equal to LIBOR plus 183 basis points. At February 2, 2014, the approximate fair value of this agreement was an asset of $2 million, which is the estimated amount we would have received to settle the agreement.
At February 2, 2014, we had an outstanding interest rate swap that expires on March 1, 2016, with a notional amount of $500 million, accounted for as a fair value hedge, that swaps fixed rate interest on our 5.40% senior notes due March 1, 2016 for variable interest equal to LIBOR plus 300 basis points. At February 2, 2014, the approximate fair value of this agreement was an asset of $28 million, which is the estimated amount we would have received to settle the agreement.
We have commercial paper programs that allow for borrowings up to $2.0 billion. In connection with the programs, we have a back-up credit facility with a consortium of banks for borrowings up to $2.0 billion. The credit facility expires in July 2017 and contains various restrictive covenants. At February 2, 2014, we were in compliance with all of the covenants, and they are not expected to impact our liquidity or capital resources. As of February 2, 2014, there were no borrowings outstanding under the commercial paper programs or the related credit facility. See Note 3 to our Consolidated Financial Statements for further discussion of our commercial paper programs and related credit facility.
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
As of February 2, 2014, we had $1.9 billion in Cash and Cash Equivalents. We believe that our current cash position, access to the debt capital markets and cash flow generated from operations should be sufficient not only for our operating requirements but also to enable us to complete our capital expenditure programs and fund dividend payments, share repurchases and any required long-term debt payments through the next several fiscal years. In addition, we have funds available from our commercial paper programs and the ability to obtain alternative sources of financing.
In March 2014, we entered into an ASR agreement with a third-party financial institution to repurchase $950 million of our common stock. Under the agreement, we paid $950 million to the financial institution and received an initial delivery of approximately 10 million shares in the first quarter of fiscal 2014. The final number of shares delivered upon settlement of the agreement will be determined with reference to the average price of our common stock over the term of the ASR agreement.
Off-Balance Sheet Arrangements
In accordance with generally accepted accounting principles, operating leases for a portion of our real estate and other assets are not reflected in our Consolidated Balance Sheets.

Contractual Obligations
The following table summarizes our significant contractual obligations as of February 2, 2014 (amounts in millions):

	Payments Due by Fiscal Year
Contractual Obligations	Total	2014	2015-2016	2017-2018	Thereafter
Total Debt(1)	$14,255	$2	$3,003	$1,150	$10,100
Interest Payments on Debt(2)	10,795	650	1,233	1,021	7,891
Capital Lease Obligations(3)	1,180	99	186	172	723
Operating Leases	8,196	895	1,597	1,248	4,456
Purchase Obligations(4)	1,238	1,205	32	1	—
Unrecognized Tax Benefits(5)	82	82	—	—	—
Total	$35,746	$2,933	$6,051	$3,592	$23,170
 —————

(1)	Excludes present value of capital lease obligations, fair value of interest rate swaps and unamortized debt discounts.

(2)	Interest payments are at current interest rates including the impact of active interest rate swaps.

(3)	Includes $681 million of imputed interest.

(4)
Purchase obligations include all legally binding contracts such as firm commitments for inventory purchases, utility purchases, capital expenditures, software acquisitions and license commitments and legally binding service contracts. Purchase orders that are not binding agreements are excluded from the table above.

(5)	Excludes $708 million of noncurrent unrecognized tax benefits due to uncertainty regarding the timing of future cash payments.

Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk results primarily from fluctuations in interest rates. Interest rate swap agreements are used, at times, to manage our fixed/floating rate debt portfolio. At February 2, 2014, after giving consideration to our interest rate swap agreements, approximately 89% of our debt portfolio was comprised of fixed-rate debt and 11% was floating-rate debt. A 1.0 percentage point change in the interest costs of floating-rate debt would not have a material impact on our financial condition or results of operations.
As of February 2, 2014 we had, net of discounts, $14.2 billion of senior notes outstanding. The aggregate market value of these publicly traded senior notes as of February 2, 2014 was approximately $15.6 billion.
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
Merchandise Inventories
Our Merchandise Inventories are stated at the lower of cost (first-in, first-out) or market, with approximately 74% valued under the retail inventory method and the remainder under a cost method. Retailers like us, with many different types of merchandise at low unit cost and a large number of transactions, frequently use the retail inventory method. Under the retail inventory method, Merchandise Inventories are stated at cost, which is determined by applying a cost-to-retail ratio to the ending retail value of inventories. As our inventory retail value is adjusted regularly to reflect market conditions, our inventory valued under the retail method approximates the lower of cost or market. We evaluate our inventory valued under a cost method at the end of each quarter to ensure that it is carried at the lower of cost or market. The valuation allowance for Merchandise Inventories valued under a cost method was not material to our Consolidated Financial Statements as of the end of fiscal 2013 or 2012.
Independent physical inventory counts or cycle counts are taken on a regular basis in each store and distribution center to ensure that amounts reflected in the accompanying Consolidated Financial Statements for Merchandise Inventories are properly stated. During the period between physical inventory counts in our stores, we accrue for estimated losses related to shrink on a store-by-store basis. Shrink (or in the case of excess inventory, "swell") is the difference between the recorded amount of inventory and the physical inventory. Shrink may occur due to theft, loss, inaccurate records for the receipt of inventory or deterioration of goods, among other things. We estimate shrink as a percent of Net Sales using the average shrink results from the previous two physical inventories. The estimates are evaluated quarterly and adjusted based on recent shrink results and current trends in the business. Actual shrink results did not vary materially from estimated amounts for fiscal 2013, 2012 or 2011.
Self-Insurance
We have established liabilities for certain losses related to general liability (including product liability), workers’ compensation, employee group medical and automobile claims for which we are self-insured. Our self-insured retention or deductible, as applicable, for each claim involving general liability, workers' compensation and automobile liability is limited to $25 million, $1 million and $1 million, respectively. We do not have any stop loss limits for self-insured employee group medical claims. Our liabilities represent estimates of the ultimate cost for claims incurred as of the balance sheet date. The estimated liabilities are not discounted and are established based upon analysis of historical data and actuarial estimates. The liabilities are reviewed by management and third-party actuaries on a regular basis to ensure that they are appropriate. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity or frequency of claims, medical cost inflation or fluctuations in premiums, differ from our estimates, our results of operations could be impacted. Actual results related to these types of claims did not vary materially from estimated amounts for fiscal 2013, 2012 or 2011.
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
We make critical assumptions and estimates in completing impairment assessments of long-lived assets. Our cash flow projections look several years into the future and include assumptions on variables such as future sales and operating margin growth rates, economic conditions, market competition and inflation. A 10% decrease in the estimated undiscounted cash flows for the stores with indicators of impairment would not have a material impact on our results of operations. Our estimates of fair market value are generally based on market appraisals of owned locations and estimates on the amount of potential sublease income and the time required to sublease for leased locations. A 10% decrease in estimated sublease income and a 10% increase in the time required to sublease would not have a material impact on our results of operations. We recorded impairments and lease obligation costs on closings and relocations in the ordinary course of business, as well as for the China store closings in fiscal 2012, which were not material to the Consolidated Financial Statements in fiscal 2013, 2012 or 2011.
Goodwill and Other Intangible Assets
Goodwill represents the excess of purchase price over the fair value of net assets acquired. We do not amortize goodwill but do assess the recoverability of goodwill in the third quarter of each fiscal year, or more often if indicators warrant, by determining whether the fair value of each reporting unit supports its carrying value. Each year we may assess qualitative factors to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount as a basis for determining whether it is necessary to complete quantitative impairment assessments, with a quantitative assessment completed at least once every three years. In fiscal 2013, we elected to estimate the fair values of our identified reporting units using the present value of expected future discounted cash flows. We make critical assumptions and estimates in completing impairment assessments of goodwill and other intangible assets. Our cash flow projections look several years into the future and include assumptions on variables such as future sales and operating margin growth rates, economic conditions, market competition, inflation and discount rates. A 10% decrease in the estimated discounted cash flows for the reporting units would not result in an impairment. A 1.0 percentage point increase in the discount rate used would also not result in an impairment.
The reporting units assessed for impairment during fiscal 2013 were U.S., Canada and Mexico. During fiscal 2013, we determined that our goodwill balances for each of these reporting units were not impaired, as we determined the fair value for each of these reporting units was substantially above its carrying value. In fiscal 2012, we recorded a charge of $97 million to impair all of the goodwill associated with our former China reporting unit. There were no impairment charges related to our remaining goodwill for fiscal 2013, 2012 or 2011.
We amortize the cost of other intangible assets over their estimated useful lives, which range up to ten years, unless such lives are deemed indefinite. Intangible assets with indefinite lives are tested in the third quarter of each fiscal year for impairment, or more often if indicators warrant. There were no impairment charges related to our other intangible assets for fiscal 2013, 2012 or 2011.

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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 2, 2014 based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of February 2, 2014 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of February 2, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included on page 28 in this Form 10-K.

/s/ FRANCIS S. BLAKE	/s/ CAROL B. TOMÉ
Francis S. Blake Chairman & Chief Executive Officer	Carol B. Tomé Chief Financial Officer & Executive Vice President – Corporate Services

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Home Depot, Inc.:
We have audited The Home Depot, Inc.’s internal control over financial reporting as of February 2, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Home Depot, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, The Home Depot, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 2, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of The Home Depot, Inc. and subsidiaries as of February 2, 2014 and February 3, 2013, and the related Consolidated Statements of Earnings, Comprehensive Income, Stockholders’ Equity, and Cash Flows for each of the fiscal years in the three-year period ended February 2, 2014, and our report dated March 27, 2014 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Atlanta, Georgia
March 27, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Home Depot, Inc.:
We have audited the accompanying Consolidated Balance Sheets of The Home Depot, Inc. and subsidiaries as of February 2, 2014 and February 3, 2013, and the related Consolidated Statements of Earnings, Comprehensive Income, Stockholders’ Equity, and Cash Flows for each of the fiscal years in the three-year period ended February 2, 2014. These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.
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
In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of The Home Depot, Inc. and subsidiaries as of February 2, 2014 and February 3, 2013, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended February 2, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Home Depot, Inc.’s internal control over financial reporting as of February 2, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 27, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Atlanta, Georgia
March 27, 2014

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

amounts in millions, except share and per share data	February 2, 2014	February 3, 2013
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,929	$2,494
Receivables, net	1,398	1,395
Merchandise Inventories	11,057	10,710
Other Current Assets	895	773
Total Current Assets	15,279	15,372
Property and Equipment, at cost	39,064	38,491
Less Accumulated Depreciation and Amortization	15,716	14,422
Net Property and Equipment	23,348	24,069
Goodwill	1,289	1,170
Other Assets	602	473
Total Assets	$40,518	$41,084
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$5,797	$5,376
Accrued Salaries and Related Expenses	1,428	1,414
Sales Taxes Payable	396	472
Deferred Revenue	1,337	1,270
Income Taxes Payable	12	22
Current Installments of Long-Term Debt	33	1,321
Other Accrued Expenses	1,746	1,587
Total Current Liabilities	10,749	11,462
Long-Term Debt, excluding current installments	14,691	9,475
Other Long-Term Liabilities	2,042	2,051
Deferred Income Taxes	514	319
Total Liabilities	27,996	23,307
STOCKHOLDERS’ EQUITY
Common Stock, par value $0.05; authorized: 10 billion shares; issued: 1.761 billion shares at February 2, 2014 and 1.754 billion shares at February 3, 2013; outstanding: 1.380 billion shares at February 2, 2014 and 1.484 billion shares at February 3, 2013	88	88
Paid-In Capital	8,402	7,948
Retained Earnings	23,180	20,038
Accumulated Other Comprehensive Income	46	397
Treasury Stock, at cost, 381 million shares at February 2, 2014 and 270 million shares at February 3, 2013	(19,194)	(10,694)
Total Stockholders’ Equity	12,522	17,777
Total Liabilities and Stockholders’ Equity	$40,518	$41,084
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Fiscal Year Ended(1)
amounts in millions, except per share data	February 2, 2014	February 3, 2013	January 29, 2012
NET SALES	$78,812	$74,754	$70,395
Cost of Sales	51,422	48,912	46,133
GROSS PROFIT	27,390	25,842	24,262
Operating Expenses:
Selling, General and Administrative	16,597	16,508	16,028
Depreciation and Amortization	1,627	1,568	1,573
Total Operating Expenses	18,224	18,076	17,601
OPERATING INCOME	9,166	7,766	6,661
Interest and Other (Income) Expense:
Interest and Investment Income	(12)	(20)	(13)
Interest Expense	711	632	606
Other	—	(67)	—
Interest and Other, net	699	545	593
EARNINGS BEFORE PROVISION FOR INCOME TAXES	8,467	7,221	6,068
Provision for Income Taxes	3,082	2,686	2,185
NET EARNINGS	$5,385	$4,535	$3,883
Weighted Average Common Shares	1,425	1,499	1,562
BASIC EARNINGS PER SHARE	$3.78	$3.03	$2.49
Diluted Weighted Average Common Shares	1,434	1,511	1,570
DILUTED EARNINGS PER SHARE	$3.76	$3.00	$2.47
 —————

(1)	Fiscal years ended February 2, 2014 and January 29, 2012 include 52 weeks. Fiscal year ended February 3, 2013 includes 53 weeks.
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended(1)
amounts in millions	February 2, 2014	February 3, 2013	January 29, 2012
Net Earnings	$5,385	$4,535	$3,883
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	(329)	100	(143)
Cash Flow Hedges, net of tax	(12)	5	5
Other	(10)	(1)	(14)
Total Other Comprehensive (Loss) Income	(351)	104	(152)
COMPREHENSIVE INCOME	$5,034	$4,639	$3,731
 —————

(1)	Fiscal years ended February 2, 2014 and January 29, 2012 include 52 weeks. Fiscal year ended February 3, 2013 includes 53 weeks.
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Paid-In Capital	Retained Earnings		Treasury Stock		Stockholders’ Equity
amounts in millions, except per share data	Shares	Amount				Shares	Amount
Balance, January 30, 2011	1,722	$86	$6,556	$14,995	$445	(99)	$(3,193)	$18,889
Net Earnings	—	—	—	3,883	—	—	—	3,883
Shares Issued Under Employee Stock Plans	11	1	196	—	—	—	—	197
Tax Effect of Stock-Based Compensation	—	—	(2)	—	—	—	—	(2)
Foreign Currency Translation Adjustments	—	—	—	—	(143)	—	—	(143)
Cash Flow Hedges, net of tax	—	—	—	—	5	—	—	5
Stock Options, Awards and Amortization of Restricted Stock	—	—	215	—	—	—	—	215
Repurchases of Common Stock	—	—	—	—	—	(97)	(3,501)	(3,501)
Cash Dividends ($1.04 per share)	—	—	—	(1,632)	—	—	—	(1,632)
Other	—	—	1	—	(14)	—	—	(13)
Balance, January 29, 2012	1,733	$87	$6,966	$17,246	$293	(196)	$(6,694)	$17,898
Net Earnings	—	—	—	4,535	—	—	—	4,535
Shares Issued Under Employee Stock Plans	21	1	678	—	—	—	—	679
Tax Effect of Stock-Based Compensation	—	—	82	—	—	—	—	82
Foreign Currency Translation Adjustments	—	—	—	—	100	—	—	100
Cash Flow Hedges, net of tax	—	—	—	—	5	—	—	5
Stock Options, Awards and Amortization of Restricted Stock	—	—	218	—	—	—	—	218
Repurchases of Common Stock	—	—	—	—	—	(74)	(4,000)	(4,000)
Cash Dividends ($1.16 per share)	—	—	—	(1,743)	—	—	—	(1,743)
Other	—	—	4	—	(1)	—	—	3
Balance, February 3, 2013	1,754	$88	$7,948	$20,038	$397	(270)	$(10,694)	$17,777
Net Earnings	—	—	—	5,385	—	—	—	5,385
Shares Issued Under Employee Stock Plans	7	—	103	—	—	—	—	103
Tax Effect of Stock-Based Compensation	—	—	123	—	—	—	—	123
Foreign Currency Translation Adjustments	—	—	—	—	(329)	—	—	(329)
Cash Flow Hedges, net of tax	—	—	—	—	(12)	—	—	(12)
Stock Options, Awards and Amortization of Restricted Stock	—	—	228	—	—	—	—	228
Repurchases of Common Stock	—	—	—	—	—	(111)	(8,500)	(8,500)
Cash Dividends ($1.56 per share)	—	—	—	(2,243)	—	—	—	(2,243)
Other	—	—	—	—	(10)	—	—	(10)
Balance, February 2, 2014	1,761	$88	$8,402	$23,180	$46	(381)	$(19,194)	$12,522
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended(1)
amounts in millions	February 2, 2014	February 3, 2013	January 29, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$5,385	$4,535	$3,883
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,757	1,684	1,682
Stock-Based Compensation Expense	228	218	215
Goodwill Impairment	—	97	—
Changes in Assets and Liabilities, net of the effects of acquisitions and disposition:
Receivables, net	(15)	(143)	(170)
Merchandise Inventories	(455)	(350)	256
Other Current Assets	(5)	93	159
Accounts Payable and Accrued Expenses	605	698	422
Deferred Revenue	75	121	(29)
Income Taxes Payable	119	87	14
Deferred Income Taxes	(31)	107	170
Other Long-Term Liabilities	13	(180)	(2)
Other	(48)	8	51
Net Cash Provided by Operating Activities	7,628	6,975	6,651
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures, net of $46, $98 and $25 of non-cash capital expenditures in fiscal 2013, 2012 and 2011, respectively	(1,389)	(1,312)	(1,221)
Proceeds from Sale of Business, net	—	—	101
Payments for Businesses Acquired, net	(206)	(170)	(65)
Proceeds from Sales of Property and Equipment	88	50	56
Net Cash Used in Investing Activities	(1,507)	(1,432)	(1,129)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Long-Term Borrowings, net of discount	5,222	—	1,994
Repayments of Long-Term Debt	(1,289)	(32)	(1,028)
Repurchases of Common Stock	(8,546)	(3,984)	(3,470)
Proceeds from Sales of Common Stock	241	784	306
Cash Dividends Paid to Stockholders	(2,243)	(1,743)	(1,632)
Other Financing Activities	(37)	(59)	(218)
Net Cash Used in Financing Activities	(6,652)	(5,034)	(4,048)
Change in Cash and Cash Equivalents	(531)	509	1,474
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(34)	(2)	(32)
Cash and Cash Equivalents at Beginning of Year	2,494	1,987	545
Cash and Cash Equivalents at End of Year	$1,929	$2,494	$1,987
SUPPLEMENTAL DISCLOSURE OF CASH PAYMENTS MADE FOR:
Interest, net of interest capitalized	$639	$617	$580
Income Taxes	$2,839	$2,482	$1,865
 —————

(1)	Fiscal years ended February 2, 2014 and January 29, 2012 include 52 weeks. Fiscal year ended February 3, 2013 includes 53 weeks.
See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business, Consolidation and Presentation
The Home Depot, Inc. and its subsidiaries (the "Company") operate The Home Depot stores, which are full-service, warehouse-style stores averaging approximately 104,000 square feet of enclosed space, with approximately 24,000 additional square feet of outside garden area. The stores stock approximately 30,000 to 40,000 different kinds of building materials, home improvement supplies and lawn and garden products that are sold to do-it-yourself customers, do-it-for-me customers and professional customers. The Company also offers over 700,000 products through its Home Depot and Home Decorators Collection websites. At the end of fiscal 2013, the Company was operating 2,263 The Home Depot stores, which included 1,977 stores in the United States, including the Commonwealth of Puerto Rico and the territories of the U.S. Virgin Islands and Guam ("U.S."), 180 stores in Canada and 106 stores in Mexico. The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.
Fiscal Year
The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31. Fiscal year ended February 2, 2014 ("fiscal 2013") includes 52 weeks, fiscal year ended February 3, 2013 ("fiscal 2012") includes 53 weeks and fiscal year ended January 29, 2012 ("fiscal 2011") includes 52 weeks.
Use of Estimates
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and reported amounts of revenues and expenses in preparing these financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ from these estimates.
Fair Value of Financial Instruments
The carrying amounts of Cash and Cash Equivalents, Receivables and Accounts Payable approximate fair value due to the short-term maturities of these financial instruments. The fair value of the Company’s Long-Term Debt is discussed in Note 10.
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
In addition, certain subsidiaries of the Company extend credit directly to customers in the ordinary course of business. The receivables due from customers were $57 million and $42 million as of February 2, 2014 and February 3, 2013, respectively. The Company’s valuation reserve related to accounts receivable was not material to the Consolidated Financial Statements of the Company as of the end of fiscal 2013 or 2012.
Merchandise Inventories
The majority of the Company’s Merchandise Inventories are stated at the lower of cost (first-in, first-out) or market, as determined by the retail inventory method. As the inventory retail value is adjusted regularly to reflect market conditions, the inventory valued using the retail method approximates the lower of cost or market. Certain subsidiaries, including retail operations in Canada and Mexico, and distribution centers, record Merchandise Inventories at the lower of cost or market, as determined by a cost method. These Merchandise Inventories represent approximately 26% of the total Merchandise Inventories balance. The Company evaluates the inventory valued using a cost method at the end of each quarter to ensure that it is carried at the lower of cost or market. The valuation allowance for Merchandise Inventories valued under a cost method was not material to the Consolidated Financial Statements of the Company as of the end of fiscal 2013 or 2012.
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
Capitalized Software Costs
The Company capitalizes certain costs related to the acquisition and development of software and amortizes these costs using the straight-line method over the estimated useful life of the software, which is three to six years. These costs are included in Furniture, Fixtures and Equipment as discussed further in Note 2. Certain development costs not meeting the criteria for capitalization are expensed as incurred.
Revenues
The Company recognizes revenue, net of estimated returns and sales tax, at the time the customer takes possession of merchandise or receives services. The liability for sales returns is estimated based on historical return levels. When the Company receives payment from customers before the customer has taken possession of the merchandise or the service has been performed, the amount received is recorded as Deferred Revenue in the accompanying Consolidated Balance Sheets until the sale or service is complete. The Company also records Deferred Revenue for the sale of gift cards and recognizes this revenue upon the redemption of gift cards in Net Sales. Gift card breakage income is recognized based upon historical redemption patterns and represents the balance of gift cards for which the Company believes the likelihood of redemption by the customer is remote. During fiscal 2013, 2012 and 2011, the Company recognized $30 million, $33 million and $42 million, respectively, of gift card breakage income. This income is included in the accompanying Consolidated Statements of Earnings as a reduction in SG&A.
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
All payments received prior to the completion of services are recorded in Deferred Revenue in the accompanying Consolidated Balance Sheets. Services revenue was $3.5 billion, $3.2 billion and $2.9 billion for fiscal 2013, 2012 and 2011, respectively.
Self-Insurance
The Company is self-insured for certain losses related to general liability (including product liability), workers’ compensation, employee group medical and automobile claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. The expected ultimate cost of claims is estimated based upon analysis of historical data and actuarial estimates.

Prepaid Advertising
Television and radio advertising production costs, along with media placement costs, are expensed when the advertisement first appears. Amounts included in Other Current Assets in the accompanying Consolidated Balance Sheets relating to prepayments of production costs for print and broadcast advertising as well as sponsorship promotions were not material at the end of fiscal 2013 and 2012.
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
Volume rebates and certain advertising co-op allowances earned are initially recorded as a reduction in Merchandise Inventories and a subsequent reduction in Cost of Sales when the related product is sold. Certain advertising co-op allowances that are reimbursements of specific, incremental and identifiable costs incurred to promote vendors’ products are recorded as an offset against advertising expense. In fiscal 2013, 2012 and 2011, gross advertising expense was $865 million, $831 million and $846 million, respectively, and is included in SG&A. Specific, incremental and identifiable advertising co-op allowances were $114 million, $85 million and $94 million for fiscal 2013, 2012 and 2011, respectively, and are recorded as an offset to advertising expense in SG&A.
Cost of Sales
Cost of Sales includes the actual cost of merchandise sold and services performed, the cost of transportation of merchandise from vendors to the Company’s stores, locations or customers, the operating cost of the Company’s sourcing and distribution network and the cost of deferred interest programs offered through the Company’s private label credit card program.
The cost of handling and shipping merchandise from the Company’s stores, locations or distribution centers to the customer is classified as SG&A. The cost of shipping and handling, including internal costs and payments to third parties, classified as SG&A was $477 million, $435 million and $430 million in fiscal 2013, 2012 and 2011, respectively.

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
The assets of a store with indicators of impairment are evaluated by comparing its undiscounted cash flows with its carrying value. The estimate of cash flows includes management’s assumptions of cash inflows and outflows directly resulting from the use of those assets in operations, including gross margin on Net Sales, payroll and related items, occupancy costs, insurance allocations and other costs to operate a store. If the carrying value is greater than the undiscounted cash flows, an impairment loss is recognized for the difference between the carrying value and the estimated fair market value. Impairment losses are recorded as a component of SG&A in the accompanying Consolidated Statements of Earnings. When a leased location closes, the Company also recognizes in SG&A the net present value of future lease obligations less estimated sublease income. The Company recorded impairments and lease obligation costs on closings and relocations in the ordinary course of business, as well as for the closing of seven stores in China in fiscal 2012, which were not material to the Consolidated Financial Statements in fiscal 2013, 2012 or 2011.
Goodwill and Other Intangible Assets
Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Company does not amortize goodwill but does assess the recoverability of goodwill in the third quarter of each fiscal year, or more often if indicators warrant, by determining whether the fair value of each reporting unit supports its carrying value. Each year the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount as a basis for determining whether it is necessary to complete quantitative impairment assessments, with a quantitative assessment completed at least once every three years. In fiscal 2013, the Company elected to estimate the fair values of its identified reporting units using the present value of expected future discounted cash flows.
The reporting units assessed for impairment during fiscal 2013 were U.S., Canada and Mexico. During fiscal 2013, the Company determined that its goodwill balances for each of these reporting units were not impaired, as the Company determined the fair value of each of these reporting units was substantially above its carrying value. In fiscal 2012, the Company recorded a charge of $97 million to impair all of the goodwill associated with the former China reporting unit. There were no impairment charges related to the remaining goodwill for fiscal 2013, 2012 or 2011.
The Company amortizes the cost of other intangible assets over their estimated useful lives, which range up to ten years, unless such lives are deemed indefinite. Intangible assets with indefinite lives are tested in the third quarter of each fiscal year for impairment, or more often if indicators warrant. There were no impairment charges related to other intangible assets for fiscal 2013, 2012 or 2011.
Stock-Based Compensation
The per share weighted average fair value of stock options granted during fiscal 2013, 2012 and 2011 was $13.10, $9.86 and $7.42, respectively. The fair value of these options was determined at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Year Ended
	February 2, 2014	February 3, 2013	January 29, 2012
Risk-free interest rate	0.8%	1.2%	2.0%
Assumed volatility	26.3%	27.0%	27.3%
Assumed dividend yield	2.2%	2.3%	2.7%
Assumed lives of options	5 years	5 years	5 years
Derivatives
The Company uses derivative financial instruments from time to time in the management of its interest rate exposure on long-term debt and its exposure on foreign currency fluctuations. The Company accounts for its derivative financial instruments in accordance with the Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") Subtopic 815-10. The fair value of the Company’s derivative financial instruments is discussed in Note 10.

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

Segment Information
The Company operates within a single reportable segment primarily within North America. Net Sales for the Company outside the U.S. were $8.5 billion, $8.4 billion and $8.0 billion for fiscal 2013, 2012 and 2011, respectively. Long-lived assets outside the U.S. totaled $2.9 billion and $3.1 billion as of February 2, 2014 and February 3, 2013, respectively.
The following table presents the Net Sales of each major product category (and related services) for each of the last three fiscal years (dollar amounts in millions):

Product Category	Fiscal Year Ended
	February 2, 2014		February 3, 2013		January 29, 2012
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Kitchen	$7,978	10.1%	$7,022	9.4%	$6,609	9.4%
Indoor Garden	7,072	9.0	6,699	9.0	6,292	8.9
Paint	7,026	8.9	6,764	9.0	6,278	8.9
Outdoor Garden	6,094	7.7	5,904	7.9	5,615	8.0
Lumber	5,814	7.4	5,454	7.3	4,934	7.0
Flooring	5,734	7.3	5,469	7.3	5,167	7.3
Building Materials	5,729	7.3	5,594	7.5	5,694	8.1
Plumbing	5,437	6.9	5,126	6.9	4,887	6.9
Electrical	5,364	6.8	5,039	6.7	4,582	6.5
Tools	5,039	6.4	4,795	6.4	4,441	6.3
Hardware	4,718	6.0	4,580	6.1	4,325	6.1
Millwork	4,386	5.6	4,281	5.7	4,142	5.9
Bath	3,706	4.7	3,552	4.8	3,309	4.7
Lighting	2,369	3.0	2,250	3.0	2,092	3.0
Décor	2,346	3.0	2,225	3.0	2,028	2.9
Total	$78,812	100.0%	$74,754	100.0%	$70,395	100.0%

Note: Certain percentages may not sum to totals due to rounding.

Reclassifications
Certain amounts in prior fiscal years have been reclassified to conform with the presentation adopted in the current fiscal year.

2. PROPERTY AND LEASES
Property and Equipment as of February 2, 2014 and February 3, 2013 consisted of the following (amounts in millions):

	February 2, 2014	February 3, 2013
Property and Equipment, at cost:
Land	$8,375	$8,485
Buildings	17,950	17,981
Furniture, Fixtures and Equipment	10,107	9,338
Leasehold Improvements	1,388	1,382
Construction in Progress	548	647
Capital Leases	696	658
	39,064	38,491
Less Accumulated Depreciation and Amortization	15,716	14,422
Net Property and Equipment	$23,348	$24,069
The Company leases certain retail locations, office space, warehouse and distribution space, equipment and vehicles. While most of the leases are operating leases, certain locations and equipment are leased under capital leases. As leases expire, it can be expected that in the normal course of business certain leases will be renewed or replaced.
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
Total rent expense, net of minor sublease income, for fiscal 2013, 2012 and 2011 was $905 million, $849 million and $823 million, respectively. Certain store leases also provide for contingent rent payments based on percentages of sales in excess of specified minimums. Contingent rent expense for fiscal 2013, 2012 and 2011 was approximately $5 million, $4 million and $4 million, respectively. Real estate taxes, insurance, maintenance and operating expenses applicable to the leased property are obligations of the Company under the lease agreements.
The approximate future minimum lease payments under capital and all other leases at February 2, 2014 were as follows (amounts in millions):

Fiscal Year	Capital Leases	Operating Leases
2014	$99	$895
2015	94	843
2016	92	754
2017	89	674
2018	83	574
Thereafter through 2097	723	4,456
	1,180	$8,196
Less imputed interest	681
Net present value of capital lease obligations	499
Less current installments	31
Long-term capital lease obligations, excluding current installments	$468
Short-term and long-term obligations for capital leases are included in the accompanying Consolidated Balance Sheets in Current Installments of Long-Term Debt and Long-Term Debt, respectively. The assets under capital leases recorded in Property and Equipment, net of amortization, totaled $374 million and $368 million at February 2, 2014 and February 3, 2013, respectively.

3. DEBT
The Company has commercial paper programs that allow for borrowings up to $2.0 billion. In connection with the programs, the Company has a back-up credit facility with a consortium of banks for borrowings up to $2.0 billion. The credit facility expires in July 2017 and contains various restrictive covenants. At February 2, 2014, the Company was in compliance with all of the covenants, and they are not expected to impact the Company’s liquidity or capital resources. There were no borrowings under the commercial paper programs or the related credit facility in fiscal 2013 and 2012.
The Company’s Long-Term Debt at the end of fiscal 2013 and 2012 consisted of the following (amounts in millions):

	February 2, 2014	February 3, 2013
5.25% Senior Notes; due December 16, 2013; interest payable semi-annually on June 16 and December 16	$—	$1,286
5.40% Senior Notes; due March 1, 2016; interest payable semi-annually on March 1 and September 1	3,042	3,058
2.25% Senior Notes; due September 10, 2018; interest payable semi-annually on March 10 and September 10	1,148	—
3.95% Senior Notes; due September 15, 2020; interest payable semi-annually on March 15 and September 15	501	499
4.40% Senior Notes; due April 1, 2021; interest payable semi-annually on April 1 and October 1	999	998
2.70% Senior Notes; due April 1, 2023; interest payable semi-annually on April 1 and October 1	998	—
3.75% Senior Notes; due February 15, 2024; interest payable semi-annually on February 15 and August 15	1,094	—
5.875% Senior Notes; due December 16, 2036; interest payable semi-annually on June 16 and December 16	2,962	2,962
5.40% Senior Notes; due September 15, 2040; interest payable semi-annually on March 15 and September 15	499	499
5.95% Senior Notes; due April 1, 2041; interest payable semi-annually on April 1 and October 1	996	996
4.20% Senior Notes; due April 1, 2043; interest payable semi-annually on April 1 and October 1	996	—
4.875% Senior Notes; due February 15, 2044; interest payable semi-annually on February 15 and August 15	985	—
Capital Lease Obligations; payable in varying installments through January 31, 2055	499	492
Other	5	6
Total debt	14,724	10,796
Less current installments	33	1,321
Long-Term Debt, excluding current installments	$14,691	$9,475
In September 2013, the Company issued $1.15 billion of 2.25% senior notes due September 10, 2018 (the "2018 notes”) at a discount of $1 million, $1.1 billion of 3.75% senior notes due February 15, 2024 (the "2024 notes”) at a discount of $6 million and $1.0 billion of 4.875% senior notes due February 15, 2044 (the "2044 notes”) at a discount of $15 million (together, the "September 2013 issuance"). Interest on the 2018 notes is due semi-annually on March 10 and September 10 of each year, beginning March 10, 2014. Interest on the 2024 notes and the 2044 notes is due semi-annually on February 15 and August 15 of each year, beginning February 15, 2014. The net proceeds of the September 2013 issuance were used for general corporate purposes, including repayment of the Company's $1.25 billion 5.25% senior notes that matured December 16, 2013 and repurchases of shares of the Company's common stock. The $22 million discount associated with the September 2013 issuance is being amortized over the term of the notes using the effective interest rate method. Issuance costs associated with the September 2013 issuance were approximately $19 million and are being amortized over the term of the notes.

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
The notes may be redeemed by the Company at any time, in whole or in part, at the redemption price plus accrued interest up to the redemption date. The redemption price is equal to the greater of (1) 100% of the principal amount of the notes to be redeemed, and (2) the sum of the present values of the remaining scheduled payments of principal and interest to maturity. Additionally, if a Change in Control Triggering Event occurs, as defined in each of the outstanding notes except for the 5.40% senior notes due March 1, 2016 (the "2016 notes"), holders of all notes other than the 2016 notes have the right to require the Company to redeem those notes at 101% of the aggregate principal amount of the notes plus accrued interest up to the redemption date. The Company is generally not limited under the indentures governing the notes in its ability to incur additional indebtedness or required to maintain financial ratios or specified levels of net worth or liquidity. Further, while the indentures governing the notes contain various restrictive covenants, none are expected to impact the Company’s liquidity or capital resources.
In November 2013, the Company entered into an interest rate swap that expires on September 10, 2018, with a notional amount of $500 million, accounted for as a fair value hedge, that swaps fixed rate interest on the Company’s 2.25% senior notes due September 10, 2018 for variable interest equal to LIBOR plus 88 basis points. At February 2, 2014, the approximate fair value of this agreement was a liability of $1 million, which is the estimated amount the Company would have paid to settle the agreement and is included in Other Long-Term Liabilities in the accompanying Consolidated Balance Sheets.
Also in November 2013, the Company entered into an interest rate swap that expires on September 15, 2020, with a notional amount of $500 million, accounted for as a fair value hedge, that swaps fixed rate interest on the Company’s 3.95% senior notes due September 15, 2020 for variable interest equal to LIBOR plus 183 basis points. At February 2, 2014, the approximate fair value of this agreement was an asset of $2 million, which is the estimated amount the Company would have received to settle the agreement and is included in Other Assets in the accompanying Consolidated Balance Sheets.
At February 2, 2014, the Company had an outstanding interest rate swap that expires on March 1, 2016, with a notional amount of $500 million, accounted for as a fair value hedge, that swaps fixed rate interest on the Company’s 5.40% senior notes due March 1, 2016 for variable interest equal to LIBOR plus 300 basis points. At February 2, 2014, the approximate fair value of this agreement was an asset of $28 million, which is the estimated amount the Company would have received to settle the agreement and is included in Other Assets in the accompanying Consolidated Balance Sheets.
During fiscal 2013, the Company had outstanding interest rate swaps, accounted for as fair value hedges, with a notional amount of $1.25 billion that swapped fixed rate interest on the Company’s $1.25 billion 5.25% senior notes that expired when the notes were repaid on December 16, 2013.
At February 2, 2014, the Company had outstanding cross currency swap agreements with a notional amount of $676 million, accounted for as cash flow hedges, to hedge foreign currency fluctuations on certain intercompany debt. At February 2, 2014, the approximate fair value of these agreements was a liability of $9 million, which is the estimated amount the Company would have paid to settle the agreements and is included in Other Long-Term Liabilities in the accompanying Consolidated Balance Sheets.
Interest Expense in the accompanying Consolidated Statements of Earnings is net of interest capitalized of $2 million, $3 million and $3 million in fiscal 2013, 2012 and 2011, respectively. Maturities of Long-Term Debt are $33 million for fiscal 2014, $30 million for fiscal 2015, $3.1 billion for fiscal 2016, $28 million for fiscal 2017, $1.2 billion for fiscal 2018 and $10.4 billion thereafter.

4. ACCELERATED SHARE REPURCHASE AGREEMENTS
In fiscal 2013, the Company entered into Accelerated Share Repurchase ("ASR") agreements with third-party financial institutions to repurchase $6.2 billion of the Company’s common stock. Under the agreements, the Company paid $6.2 billion to the financial institutions and received a total of 81 million shares in fiscal 2013. The final number of shares delivered upon settlement of each agreement was determined with reference to the average price of the Company’s common stock over the term of the applicable ASR agreement. The $6.2 billion of shares repurchased are included in Treasury Stock in the accompanying Consolidated Balance Sheets.
In fiscal 2012, the Company entered into ASR agreements with third-party financial institutions to repurchase $3.05 billion of the Company’s common stock. Under the agreements, the Company paid $3.05 billion to the financial institutions and received a total of 58 million shares in fiscal 2012. The final number of shares delivered upon settlement of each agreement was determined with reference to the average price of the Company’s common stock over the term of the applicable ASR agreement. The $3.05 billion of shares repurchased are included in Treasury Stock in the accompanying Consolidated Balance Sheets.
In fiscal 2011, the Company entered into an ASR agreement with a third-party financial institution to repurchase $1.0 billion of the Company’s common stock. Under the agreement, the Company paid $1.0 billion to the financial institution and received a total of 27 million shares in fiscal 2011. The final number of shares delivered upon settlement of the agreement was determined with reference to the average price of the Company’s common stock over the term of the ASR agreement. The $1.0 billion of shares repurchased are included in Treasury Stock in the accompanying Consolidated Balance Sheets.
In March 2014, the Company entered into an ASR agreement with a third-party financial institution to repurchase $950 million of the Company's common stock. Under the agreement, the Company paid $950 million to the financial institution and received an initial delivery of approximately 10 million shares in the first quarter of fiscal 2014. The final number of shares delivered upon settlement of the agreement will be determined with reference to the average price of the Company's common stock over the term of the ASR agreement.

5. INCOME TAXES
The components of Earnings before Provision for Income Taxes for fiscal 2013, 2012 and 2011 were as follows (amounts in millions):

	Fiscal Year Ended
	February 2, 2014	February 3, 2013	January 29, 2012
United States	$7,770	$6,677	$5,508
Foreign	697	544	560
Total	$8,467	$7,221	$6,068

The Provision for Income Taxes consisted of the following (amounts in millions):

	Fiscal Year Ended
	February 2, 2014	February 3, 2013	January 29, 2012
Current:
Federal	$2,503	$2,060	$1,566
State	346	302	234
Foreign	265	230	150
	3,114	2,592	1,950
Deferred:
Federal	(12)	114	199
State	4	1	35
Foreign	(24)	(21)	1
	(32)	94	235
Total	$3,082	$2,686	$2,185

The Company’s combined federal, state and foreign effective tax rates for fiscal 2013, 2012 and 2011 were approximately 36.4%, 37.2% and 36.0%, respectively.
The reconciliation of the Provision for Income Taxes at the federal statutory rate of 35% to the actual tax expense for the applicable fiscal years was as follows (amounts in millions):

	Fiscal Year Ended
	February 2, 2014	February 3, 2013	January 29, 2012
Income taxes at federal statutory rate	$2,964	$2,527	$2,125
State income taxes, net of federal income tax benefit	227	197	175
Other, net	(109)	(38)	(115)
Total	$3,082	$2,686	$2,185

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of February 2, 2014 and February 3, 2013 were as follows (amounts in millions):

	February 2, 2014	February 3, 2013
Assets:
Deferred compensation	$252	$265
Accrued self-insurance liabilities	447	459
State income taxes	117	97
Non-deductible reserves	275	285
Capital loss carryover	104	104
Net operating losses	66	71
Impairment of investment	120	120
Other	281	174
Total Deferred Tax Assets	1,662	1,575
Valuation Allowance	(26)	(27)
Total Deferred Tax Assets after Valuation Allowance	1,636	1,548

Liabilities:
Inventory	(97)	(92)
Property and equipment	(1,236)	(1,194)
Goodwill and other intangibles	(150)	(112)
Other	(138)	(128)
Total Deferred Tax Liabilities	(1,621)	(1,526)
Net Deferred Tax Assets	$15	$22
Current deferred tax assets and current deferred tax liabilities are netted by tax jurisdiction and noncurrent deferred tax assets and noncurrent deferred tax liabilities are netted by tax jurisdiction, and are included in the accompanying Consolidated Balance Sheets as follows (amounts in millions):

	February 2, 2014	February 3, 2013
Other Current Assets	$482	$313
Other Assets	49	30
Other Accrued Expenses	(2)	(2)
Deferred Income Taxes	(514)	(319)
Net Deferred Tax Assets	$15	$22

The Company believes that the realization of the deferred tax assets is more likely than not, based upon the expectation that it will generate the necessary taxable income in future periods, and except for certain net operating losses discussed below, no valuation reserves have been provided.
At February 2, 2014, the Company had state and foreign net operating loss carryforwards available to reduce future taxable income, expiring at various dates beginning 2014 to 2033. Management has concluded that it is more likely than not that the tax benefits related to the state net operating losses will be realized. However, it is unlikely that the Company will be able to utilize certain foreign net operating losses. Therefore, a valuation allowance has been provided to reduce the deferred tax asset related to foreign net operating losses to an amount that is more likely than not to be realized. Total valuation allowances related to net operating losses at February 2, 2014 and February 3, 2013 were $26 million and $27 million, respectively.
In fiscal 2011, the Company was able to utilize a portion of its capital loss carryforward. This utilization combined with other available tax planning strategies enabled the Company to release its $45 million valuation allowance associated with the capital loss carryforward.
The Company has not provided for deferred income taxes on approximately $3.1 billion of undistributed earnings of international subsidiaries because of its intention to indefinitely reinvest these earnings outside the U.S. The determination of the amount of the unrecognized deferred income tax liability related to the undistributed earnings is not practicable; however, unrecognized foreign income tax credits would be available to reduce a portion of this liability.
The Company’s income tax returns are routinely examined by domestic and foreign tax authorities. The Company is currently appealing certain proposed Internal Revenue Service examination adjustments for fiscal years 2005 through 2007. The Company's U.S. federal tax returns for fiscal years 2008 through 2011 are currently under examination by the IRS. There are also ongoing U.S. state and local and other foreign audits covering tax years 2005 through 2012. The Company does not expect the results from any income tax audit to have a material impact on the Company’s financial statements.
Over the next twelve months, it is reasonably possible that the resolution of federal and state tax examinations could reduce the Company's unrecognized tax benefits by $82 million. Final settlement of these audit issues may result in payments that are more or less than this amount, but the Company does not anticipate the resolution of these matters will result in a material change to its consolidated financial position or results of operations.
Reconciliations of the beginning and ending amount of gross unrecognized tax benefits for fiscal 2013, 2012 and 2011 were as follows (amounts in millions):

	February 2, 2014	February 3, 2013	January 29, 2012
Unrecognized tax benefits balance at beginning of fiscal year	$638	$621	$662
Additions based on tax positions related to the current year	160	37	37
Additions for tax positions of prior years	52	92	56
Reductions for tax positions of prior years	(41)	(15)	(123)
Reductions due to settlements	(12)	(94)	(4)
Reductions due to lapse of statute of limitations	(7)	(3)	(7)
Unrecognized tax benefits balance at end of fiscal year	$790	$638	$621

The amount of unrecognized tax benefits that if recognized would affect the annual effective income tax rate on Net Earnings was $344 million, $314 million and $246 million as of February 2, 2014, February 3, 2013 and January 29, 2012, respectively.
Net adjustments to accruals for interest and penalties associated with uncertain tax positions resulted in expense of $7 million and $15 million in fiscal 2013 and 2012, respectively, and provided income of $2 million in fiscal 2011. Total accrued interest and penalties as of February 2, 2014 and February 3, 2013 were $101 million and $97 million, respectively. Interest and penalties are included in Interest Expense and SG&A, respectively, in the accompanying Consolidated Statements of Earnings.

6. EMPLOYEE STOCK PLANS
The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan ("2005 Plan") and The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan ("1997 Plan" and collectively with the 2005 Plan, the "Plans") provide that incentive and non-qualified stock options, stock appreciation rights, restricted stock, performance shares, performance units and deferred shares may be issued to selected associates, officers and directors of the Company. Under the 2005 Plan, the maximum number of shares of the Company’s common stock authorized for issuance is 255 million shares, with any award other than a stock option or stock appreciation right reducing the number of shares available for issuance by 2.11 shares. As of February 2, 2014, there were 147 million shares available for future grants under the 2005 Plan. No additional equity awards could be issued from the 1997 Plan after the adoption of the 2005 Plan on May 26, 2005.
Under the terms of the Plans, incentive stock options and non-qualified stock options must have an exercise price at or above the fair market value of the Company’s stock on the date of the grant. Typically, incentive stock options and non-qualified stock options vest at the rate of 25% per year commencing on the first or second anniversary date of the grant and expire on the tenth anniversary date of the grant. Additionally, certain stock options may become non-forfeitable upon the associate reaching age 60, provided the associate has had five years of continuous service. The Company recognized $24 million, $23 million and $20 million of stock-based compensation expense in fiscal 2013, 2012 and 2011, respectively, related to stock options.
Restrictions on the restricted stock issued under the Plans generally lapse according to one of the following schedules: (1) the restrictions on the restricted stock lapse over various periods up to five years, (2) the restrictions on 25% of the restricted stock lapse upon the third and sixth anniversaries of the date of issuance with the remaining 50% of the restricted stock lapsing upon the associate’s attainment of age 62, or (3) the restrictions on 25% of the restricted stock lapse upon the third and sixth anniversaries of the date of issuance with the remaining 50% of the restricted stock lapsing upon the earlier of the associate’s attainment of age 60 or the tenth anniversary of the grant date. The Company has also granted performance shares under the Plans, the payout of which is dependent on the Company’s performance against target average return on invested capital and operating profit over a three-year performance cycle. Additionally, certain awards may become non-forfeitable upon the associate's attainment of age 60, provided the associate has had five years of continuous service. The fair value of the restricted stock and performance shares is expensed over the period during which the restrictions lapse. The Company recorded stock-based compensation expense related to restricted stock and performance shares of $171 million, $166 million and $169 million in fiscal 2013, 2012 and 2011, respectively.
In fiscal 2013, 2012 and 2011, there were an aggregate of 223 thousand, 313 thousand and 422 thousand deferred shares, respectively, granted under the Plans. For associates, each deferred share entitles the individual to one share of common stock to be received up to five years after the grant date of the deferred shares, subject to certain deferral rights of the associate. Additionally, certain awards may become non-forfeitable upon the associate reaching age 60, provided the associate has had five years of continuous service. The Company recorded stock-based compensation expense related to deferred shares of $14 million, $13 million and $12 million in fiscal 2013, 2012 and 2011, respectively.
The Company maintains two Employee Stock Purchase Plans ("ESPPs") (U.S. and non-U.S. plans). The plan for U.S. associates is a tax-qualified plan under Section 423 of the Internal Revenue Code. The non-U.S. plan is not a Section 423 plan. As of February 2, 2014, there were 25 million shares available under the plan for U.S associates and 19 million shares available under the non-U.S. plan. The purchase price of shares under the ESPPs is equal to 85% of the stock’s fair market value on the last day of the purchase period, which is a six-month period ending on December 31 and June 30 of each year. During fiscal 2013, there were 2 million shares purchased under the ESPPs at an average price of $67.83. Under the outstanding ESPPs as of February 2, 2014, employees have contributed $13 million to purchase shares at 85% of the stock’s fair market value on the last day (June 30, 2014) of the current purchase period. The Company recognized $19 million, $16 million and $14 million of stock-based compensation expense in fiscal 2013, 2012 and 2011, respectively, related to the ESPPs.
In total, the Company recorded stock-based compensation expense, including the expense of stock options, ESPP shares, restricted stock, performance shares and deferred shares, of $228 million, $218 million and $215 million, in fiscal 2013, 2012 and 2011, respectively.

The following table summarizes stock options outstanding at February 2, 2014, February 3, 2013 and January 29, 2012, and changes during the fiscal years ended on these dates (shares in thousands):

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 30, 2011	44,467	$35.56
Granted	3,236	36.55
Exercised	(6,938)	33.25
Canceled	(7,595)	39.11
Outstanding at January 29, 2012	33,170	$35.32
Granted	2,376	49.89
Exercised	(18,119)	38.24
Canceled	(810)	35.27
Outstanding at February 3, 2013	16,617	$34.23
Granted	1,704	69.91
Exercised	(4,240)	31.71
Canceled	(122)	43.80
Outstanding at February 2, 2014	13,959	$39.26

The total intrinsic value of stock options exercised was $181 million, $246 million and $47 million in fiscal 2013, 2012 and 2011, respectively. As of February 2, 2014, there were approximately 14 million stock options outstanding with a weighted average remaining life of six years and an intrinsic value of $525 million. As of February 2, 2014, there were approximately 5 million stock options exercisable with a weighted average exercise price of $30.77, a weighted average remaining life of four years, and an intrinsic value of $253 million. As of February 2, 2014, there were approximately 11 million stock options vested or expected to ultimately vest. As of February 2, 2014, there was $38 million of unamortized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted average period of two years.

The following table summarizes restricted stock and performance shares outstanding at February 2, 2014, February 3, 2013 and January 29, 2012, and changes during the fiscal years ended on these dates (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 30, 2011	19,439	$30.18
Granted	5,776	35.83
Restrictions lapsed	(7,937)	31.00
Canceled	(1,537)	30.48
Outstanding at January 29, 2012	15,741	$31.81
Granted	3,965	49.18
Restrictions lapsed	(5,295)	30.62
Canceled	(1,172)	35.29
Outstanding at February 3, 2013	13,239	$37.18
Granted	3,092	68.44
Restrictions lapsed	(5,048)	30.67
Canceled	(827)	46.53
Outstanding at February 2, 2014	10,456	$48.82

As of February 2, 2014, there was $291 million of unamortized stock-based compensation expense related to restricted stock and performance shares, which is expected to be recognized over a weighted average period of two years. The total fair value of restricted stock and performance shares vesting during fiscal 2013, 2012 and 2011 was $353 million, $265 million and $290 million, respectively.

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
The Company’s contributions to the Benefit Plans and the restoration plan were $184 million, $182 million and $171 million for fiscal 2013, 2012 and 2011, respectively. At February 2, 2014, the Benefit Plans and the restoration plan held a total of 11 million shares of the Company’s common stock in trust for plan participants.

8. CHINA STORE CLOSINGS
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

9. DEBT GUARANTEE
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

10. FAIR VALUE MEASUREMENTS
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The assets and liabilities of the Company that are measured at fair value on a recurring basis as of February 2, 2014 and February 3, 2013 were as follows (amounts in millions):

	Fair Value at February 2, 2014 Using			Fair Value at February 3, 2013 Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative agreements - assets	$—	$30	$—	$—	$64	$—
Derivative agreements - liabilities	—	(10)	—	—	(15)	—
Total	$—	$20	$—	$—	$49	$—
The Company uses derivative financial instruments from time to time in the management of its interest rate exposure on long-term debt and its exposure on foreign currency fluctuations. The fair value of the Company’s derivative financial instruments was measured using level 2 inputs. The Company’s derivative agreements are discussed further in Note 3.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Upon announcement in fiscal 2012 of its intention to close seven stores in China, the Company completed an assessment on the recoverability of Goodwill for its China reporting unit. The fair value of the China reporting unit was estimated using the present value of expected future discounted cash flows through unobservable inputs (level 3). As a result of this analysis, the Company recorded a $97 million impairment charge to Goodwill in fiscal 2012. See Note 8 for further discussion of the China store closings.
Long-lived assets, the remaining goodwill and other intangible assets were also analyzed for impairment on a nonrecurring basis using fair value measurements with unobservable inputs (level 3). Impairment charges related to long-lived assets, the remaining goodwill and other intangible assets in fiscal 2013 and 2012 were not material, as further discussed in Note 1 under the captions "Impairment of Long-Lived Assets" and "Goodwill and Other Intangible Assets," respectively.
The aggregate fair value of the Company’s senior notes, based on quoted market prices, was $15.6 billion and $12.2 billion at February 2, 2014 and February 3, 2013, respectively, compared to a carrying value of $14.2 billion and $10.3 billion at February 2, 2014 and February 3, 2013, respectively.

11. BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES
The reconciliation of basic to diluted weighted average common shares for fiscal 2013, 2012 and 2011 was as follows (amounts in millions):

	Fiscal Year Ended
	February 2, 2014	February 3, 2013	January 29, 2012
Weighted average common shares	1,425	1,499	1,562
Effect of potentially dilutive securities:
Stock plans	9	12	8
Diluted weighted average common shares	1,434	1,511	1,570

Stock plans consist of shares granted under the Company’s employee stock plans as described in Note 6 to the Consolidated Financial Statements. Options to purchase 1 million, 1 million and 23 million shares of common stock at February 2, 2014, February 3, 2013 and January 29, 2012, respectively, were excluded from the computation of Diluted Earnings per Share because their effect would have been anti-dilutive.

12. COMMITMENTS AND CONTINGENCIES
At February 2, 2014, the Company was contingently liable for approximately $372 million under outstanding letters of credit and open accounts issued for certain business transactions, including insurance programs, trade contracts and construction contracts. The Company’s letters of credit are primarily performance-based and are not based on changes in variable components, a liability or an equity security of the other party.
The Company is involved in litigation arising from the normal course of business. In management’s opinion, this litigation is not expected to have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

13. QUARTERLY FINANCIAL DATA (UNAUDITED)
The following is a summary of the quarterly consolidated results of operations for the fiscal years ended February 2, 2014 and February 3, 2013 (amounts in millions, except per share data):

	Net Sales	Gross Profit	Net Earnings	Basic Earnings per Share	Diluted Earnings per Share
Fiscal Year Ended February 2, 2014:
First Quarter	$19,124	$6,679	$1,226	$0.84	$0.83
Second Quarter	22,522	7,721	1,795	1.25	1.24
Third Quarter	19,470	6,798	1,351	0.96	0.95
Fourth Quarter	17,696	6,192	1,013	0.73	0.73
Fiscal Year	$78,812	$27,390	$5,385	$3.78	$3.76
Fiscal Year Ended February 3, 2013:
First Quarter	$17,808	$6,183	$1,035	$0.68	$0.68
Second Quarter	20,570	7,026	1,532	1.02	1.01
Third Quarter	18,130	6,267	947	0.64	0.63
Fourth Quarter(1)	18,246	6,366	1,021	0.69	0.68
Fiscal Year	$74,754	$25,842	$4,535	$3.03	$3.00

Note: The quarterly data may not sum to fiscal year totals.
—————

(1)	The fourth quarter of fiscal 2012 includes 14 weeks; all other quarters of fiscal 2012 and all quarters of fiscal 2013 include 13 weeks.

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
There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended February 2, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item, other than the information regarding the executive officers of the Company set forth below, is incorporated by reference to the sections entitled "Election of Directors," "Board of Directors Information," "General" and "Audit Committee Report" in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders (the "Proxy Statement").
Executive officers of the Company are appointed by, and serve at the pleasure of, the Board of Directors. The current executive officers of the Company are as follows:
FRANCIS S. BLAKE, age 64, has been Chairman and Chief Executive Officer since January 2007. From March 2002 through January 2007, he served as the Company’s Executive Vice President – Business Development and Corporate Operations. Mr. Blake previously served in a variety of executive positions with General Electric Company, a diversified energy, technology, media, transportation and financial services company, including as Senior Vice President, Corporate Business Development in charge of all worldwide mergers, acquisitions, dispositions and identification of strategic growth opportunities.
MATTHEW A. CAREY, age 49, has been Executive Vice President and Chief Information Officer since September 2008. From January 2006 through August 2008, he served as Senior Vice President and Chief Technology Officer at eBay Inc., an online commerce platform. Mr. Carey was previously with Wal-Mart Stores, Inc., a general merchandise retailer, from June 1985 to December 2005. His final position with Wal-Mart was Senior Vice President and Chief Technology Officer. Mr. Carey serves as a director of Geeknet.com, a technology-oriented online media company.
TIMOTHY M. CROW, age 58, has been Executive Vice President – Human Resources since February 2007. From March 2005 through February 2007, he served as Senior Vice President – Human Resources, Organization, Talent and Performance Systems, and he served as Vice President – Human Resources, Performance Systems from May 2002 through March 2005. Mr. Crow previously served as Senior Vice President – Human Resources of K-Mart Corporation, a general merchandise retailer, from May 1999 through May 2002.
MARVIN R. ELLISON, age 49, has been Executive Vice President – U.S. Stores since August 2008. From January 2006 through August 2008, he served as President – Northern Division. From August 2005 through January 2006, he served as Senior Vice President – Logistics, and from October 2004 through August 2005 he served as Vice President – Logistics. From June 2002 through October 2004, he served as Vice President – Loss Prevention. From 1987 until June 2002, Mr. Ellison held various management and executive level positions with Target Corporation, a general merchandise retailer. His final position with Target was Director, Assets Protection. Mr. Ellison serves as a director of H&R Block, Inc., a tax preparation company, and FedEx Corporation, a package delivery and business services company.
MARK Q. HOLIFIELD, age 57, has been Executive Vice President – Supply Chain and Product Development since February 2014. From July 2006 through February 2014, he served as Senior Vice President – Supply Chain. Mr. Holifield was previously with Office Depot, Inc., an office products and services company, from 1994 through July 2006, where he served in variety of supply chain management positions, including Executive Vice President of Supply Chain Management.
CRAIG A. MENEAR, age 56, has been President, U.S. Retail since February 2014. From April 2007 through February 2014, he served as Executive Vice President – Merchandising, and from August 2003 through April 2007, he served as Senior Vice President – Merchandising. From 1997 through August 2003, Mr. Menear served in various management and vice president level positions in the Company’s Merchandising department, including Merchandising Vice President of Hardware, Merchandising Vice President of the Southwest Division, and Divisional Merchandise Manager of the Southwest Division.
TERESA WYNN ROSEBOROUGH, age 55, has been Executive Vice President, General Counsel and Corporate Secretary since November 2011. From April 2006 through November 2011, Ms. Roseborough served in several legal positions with MetLife, Inc., a provider of insurance and other financial services, including Senior Chief Counsel – Compliance & Litigation and most recently as Deputy General Counsel. Prior to joining MetLife, Ms. Roseborough was a partner with the law firm Sutherland Asbill & Brennan LLP from February 1996 through March 2006 and a Deputy Assistant Attorney General in the Office of Legal Counsel of the United States Department of Justice from January 1994 through February 1996.
CAROL B. TOMÉ, age 57, has been Chief Financial Officer since May 2001 and Executive Vice President – Corporate Services since January 2007. Prior thereto, Ms. Tomé served as Senior Vice President – Finance and Accounting/Treasurer from February 2000 through May 2001 and as Vice President and Treasurer from 1995 through February 2000. From 1992 until 1995, when she joined the Company, Ms. Tomé was Vice President and Treasurer of Riverwood International Corporation, a provider of paperboard packaging. Ms. Tomé serves as a director of United Parcel Service, Inc., a package delivery company.

Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the sections entitled "Executive Compensation," "Director Compensation" and "Leadership Development and Compensation Committee Report" in the Company’s Proxy Statement.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.
(a)(1)  Financial Statements
The following financial statements are set forth in Item 8 hereof:

—	Management’s Responsibility for Financial Statements and Management’s Report on Internal Control Over Financial Reporting; and

—	Reports of Independent Registered Public Accounting Firm.

—	Consolidated Balance Sheets as of February 2, 2014 and February 3, 2013;

—	Consolidated Statements of Earnings for the fiscal years ended February 2, 2014, February 3, 2013 and January 29, 2012;

—	Consolidated Statements of Comprehensive Income for the fiscal years ended February 2, 2014, February 3, 2013 and January 29, 2012;

—	Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 2, 2014, February 3, 2013 and January 29, 2012;

—	Consolidated Statements of Cash Flows for the fiscal years ended February 2, 2014, February 3, 2013 and January 29, 2012;

—	Notes to Consolidated Financial Statements;

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

*3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q for the fiscal quarter ended July 31, 2011, Exhibit 3.1]

*3.2	By-Laws of The Home Depot, Inc. (Amended and Restated Effective June 2, 2011) [Form 8-K filed on June 7, 2011, Exhibit 3.1]

*4.1	Indenture, dated as of May 4, 2005, between The Home Depot, Inc. and The Bank of New York Trust Company, N.A., as Trustee. [Form S-3 (File No. 333-124699) filed May 6, 2005, Exhibit 4.1]

*4.2	Indenture, dated as of August 24, 2012 between The Home Depot, Inc. and Deutsche Bank Trust Company Americas, as Trustee. [Form S-3 (File No. 333-183621) filed August 29, 2012, Exhibit 4.3]

*4.3	Form of 5.40% Senior Note due March 1, 2016. [Form 8-K filed March 23, 2006, Exhibit 4.2]

*4.4	Form of 5.875% Senior Note due December 16, 2036. [Form 8-K filed December 19, 2006, Exhibit 4.3]

*4.5	Form of 3.95% Senior Note due September 15, 2020. [Form 8-K filed September 10, 2010, Exhibit 4.1]

*4.6	Form of 5.40% Senior Note due September 15, 2040. [Form 8-K filed September 10, 2010, Exhibit 4.2]

*4.7	Form of 4.40% Senior Note due April 1, 2021. [Form 8-K filed March 31, 2011, Exhibit 4.1]

*4.8	Form of 5.95% Senior Note due April 1, 2041. [Form 8-K filed March 31, 2011, Exhibit 4.2]

*4.9	Form of 2.70% Senior Note due April 1, 2023. [Form 8-K filed April 5, 2013, Exhibit 4.2]

*4.10	Form of 4.20% Senior Note due April 1, 2043. [Form 8-K filed April 5, 2013, Exhibit 4.3]

*4.11	Form of 2.25% Senior Note due September 10, 2018. [Form 8-K filed September 10, 2013, Exhibit 4.2]

*4.12	Form of 3.75% Senior Note due February 15, 2024. [Form 8-K filed September 10, 2013, Exhibit 4.3]

*4.13	Form of 4.875% Senior Note due February 15, 2044. [Form 8-K filed September 10, 2013, Exhibit 4.4]

*10.1†	The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan. [Form 10-Q for the fiscal quarter ended August 4, 2002, Exhibit 10.1]

*10.2†	Form of Executive Employment Death Benefit Agreement. [Form 10-K for the fiscal year ended February 3, 2013, Exhibit 10.2]

*10.3†	The Home Depot Deferred Compensation Plan for Officers (As Amended and Restated Effective January 1, 2008). [Form 8-K filed on August 20, 2007, Exhibit 10.1]

*10.4†	Amendment No. 1 to The Home Depot Deferred Compensation Plan for Officers (As Amended and Restated Effective January 1, 2008). [Form 10-K for the fiscal year ended January 31, 2010, Exhibit 10.4]

*10.5†	The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan. [Form 10-Q for the fiscal quarter ended May 5, 2013, Exhibit 10.1]

*10.6†
Amendment No. 1 to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan and The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan. [Form 10-K for the fiscal year ended January 31, 2010, Exhibit 10.6]

*10.7†	The Home Depot FutureBuilder Restoration Plan. [Form 8-K filed on August 20, 2007, Exhibit 10.2]

10.8†	Amendment No. 1 to The Home Depot FutureBuilder Restoration Plan.

*10.9†	The Home Depot, Inc. Non-Employee Directors’ Deferred Stock Compensation Plan. [Form 8-K filed on August 20, 2007, Exhibit 10.3]

10.10†	The Home Depot, Inc. Amended and Restated Management Incentive Plan (Effective November 21, 2013).

*10.11†	The Home Depot, Inc. Amended and Restated Employee Stock Purchase Plan, as amended and restated effective July 1, 2012. [Form 10-Q for the fiscal quarter ended April 29, 2012, Exhibit 10.1]

*10.12†	Form of Executive Officer Restricted Stock Award Pursuant to The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan. [Form 10-Q for the fiscal quarter ended October 31, 2004, Exhibit 10.1]

*10.13†	Form of Restricted Stock Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 3, 2008, Exhibit 10.2]

*10.14†	Form of U.S. Restricted Stock Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 13, 2009, Exhibit 10.1]

*10.15†	Form of Nonqualified Stock Option Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 27, 2007, Exhibit 10.6]

*10.16†	Form of Executive Officer Nonqualified Stock Option Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 13, 2009, Exhibit 10.4]

*10.17†	Form of Deferred Share Award (Non-Employee Director) Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 27, 2007, Exhibit 10.2]

*10.18†	Form of Performance Share Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 13, 2009, Exhibit 10.6]

*10.19†	Form of Equity Award Terms and Conditions Agreement Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 2, 2011, Exhibit 10.1]

*10.20†
Form of Executive Officer Equity Award Terms and Conditions Agreement Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 6, 2013, Exhibit 10.1]

*10.21†	Employment Arrangement between Francis S. Blake and The Home Depot, Inc., dated January 23, 2007. [Form 8-K/A filed on January 24, 2007, Exhibit 10.1]

*10.22†	Employment Arrangement between Carol B. Tomé and The Home Depot, Inc., dated January 22, 2007. [Form 8- K/A filed on January 24, 2007, Exhibit 10.2]

*10.23†	Code Section 409A Amendment to Employment Arrangement between Carol B. Tomé and The Home Depot, Inc., dated December 21, 2012. [Form 10-K for the fiscal year ended February 3, 2013, Exhibit 10.2]

*10.24†	Employment Arrangement between Craig A. Menear and The Home Depot, Inc., dated April 25, 2007. [Form 10-K for the fiscal year ended February 3, 2008, Exhibit 10.47]

*10.25†	Employment Arrangement between Marvin R. Ellison and The Home Depot, Inc., dated August 27, 2008. [Form 10-K for the fiscal year ended January 31, 2010, Exhibit 10.35]

*10.26†	Employment Arrangement between Matthew A. Carey and The Home Depot, Inc., dated August 22, 2008, as amended on September 3, 2008. [Form 10-K for the fiscal year ended January 30, 2011, Exhibit 10.36]

*10.27
Purchase and Sale Agreement, dated as of June 19, 2007, by and between The Home Depot, Inc., THD Holdings, LLC, Home Depot International, Inc., Homer TLC, Inc. and Pro Acquisition Corporation. [Form 8-K filed on June 20, 2007, Exhibit 2.1]

*10.28
Letter agreement, dated August 14, 2007, by and between The Home Depot, Inc., THD Holdings, LLC, Home Depot International, Inc., Homer TLC, Inc. and Pro Acquisition Corporation. [Form 8-K filed on August 15, 2007, Exhibit 2.1]

*10.29
Amendment, dated August 27, 2007, by and between The Home Depot, Inc., THD Holdings, LLC, Home Depot International, Inc., Homer TLC, Inc. and Pro Acquisition Corporation. [Form 10-Q for the fiscal quarter ended July 29, 2007, Exhibit 2.3]

12	Statement of Computation of Ratio of Earnings to Fixed Charges.

*21	List of Subsidiaries of the Company. [Form 10-K for the fiscal year ended February 3, 2013, Exhibit 21]

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1‡	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Annual Report on Form 10-K for the fiscal year ended February 2, 2014, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders' Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

—————

†	Management contract or compensatory plan or arrangement.

‡	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of the SEC's Regulation S-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HOME DEPOT, INC. (Registrant)

By:	/s/ FRANCIS S. BLAKE
(Francis S. Blake, Chairman and Chief Executive Officer)

Date:	March 26, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANCIS S. BLAKE	Chairman and Chief Executive Officer (Principal Executive Officer)	March 26, 2014
(Francis S. Blake)

/s/ CAROL B. TOMÉ	Chief Financial Officer and Executive Vice President – Corporate Services (Principal Financial Officer and Principal Accounting Officer)	March 26, 2014
(Carol B. Tomé)

/s/ F. DUANE ACKERMAN	Director	March 26, 2014
(F. Duane Ackerman)

/s/ ARI BOUSBIB	Director	March 26, 2014
(Ari Bousbib)

/s/ GREGORY D. BRENNEMAN	Director	March 26, 2014
(Gregory D. Brenneman)

/s/ J. FRANK BROWN	Director	March 26, 2014
(J. Frank Brown)

/s/ ALBERT P. CAREY	Director	March 26, 2014
(Albert P. Carey)

/s/ ARMANDO CODINA	Director	March 26, 2014
(Armando Codina)

/s/ HELENA B. FOULKES	Director	March 26, 2014
(Helena B. Foulkes)

/s/ BONNIE G. HILL	Director	March 26, 2014
(Bonnie G. Hill)

/s/ KAREN L. KATEN	Director	March 26, 2014
(Karen L. Katen)

/s/ MARK VADON	Director	March 26, 2014
(Mark Vadon)

Five-Year Summary of Financial and Operating Results
The Home Depot, Inc. and Subsidiaries

amounts in millions, except where noted	2013	2012(1)	2011	2010	2009(2)
STATEMENT OF EARNINGS DATA
Net sales	$78,812	$74,754	$70,395	$67,997	$66,176
Net sales increase (decrease) (%)	5.4	6.2	3.5	2.8	(7.2)
Earnings before provision for income taxes	8,467	7,221	6,068	5,273	3,982
Net earnings	5,385	4,535	3,883	3,338	2,620
Net earnings increase (%)	18.7	16.8	16.3	27.4	13.3
Diluted earnings per share ($)	3.76	3.00	2.47	2.01	1.55
Diluted earnings per share increase (%)	25.3	21.5	22.9	29.7	13.1
Diluted weighted average number of common shares	1,434	1,511	1,570	1,658	1,692
Gross margin – % of sales	34.8	34.6	34.5	34.3	33.9
Total operating expenses – % of sales	23.1	24.2	25.0	25.7	26.6
Interest and other, net – % of sales	0.9	0.7	0.8	0.8	1.2
Earnings before provision for income taxes – % of sales	10.7	9.7	8.6	7.8	6.0
Net earnings – % of sales	6.8	6.1	5.5	4.9	4.0
BALANCE SHEET DATA AND FINANCIAL RATIOS
Total assets	$40,518	$41,084	$40,518	$40,125	$40,877
Working capital	4,530	3,910	5,144	3,357	3,537
Merchandise inventories	11,057	10,710	10,325	10,625	10,188
Net property and equipment	23,348	24,069	24,448	25,060	25,550
Long-term debt	14,691	9,475	10,758	8,707	8,662
Stockholders’ equity	12,522	17,777	17,898	18,889	19,393
Long-term debt-to-equity (%)	117.3	53.3	60.1	46.1	44.7
Total debt-to-equity (%)	117.6	60.7	60.3	51.6	49.9
Current ratio	1.42:1	1.34:1	1.55:1	1.33:1	1.34:1
Inventory turnover	4.6x	4.5x	4.3x	4.1x	4.1x
Return on invested capital (%)	20.9	17.0	14.9	12.8	10.7
STATEMENT OF CASH FLOWS DATA
Depreciation and amortization	$1,757	$1,684	$1,682	$1,718	$1,806
Capital expenditures	1,389	1,312	1,221	1,096	966
Cash dividends per share ($)	1.560	1.160	1.040	0.945	0.900
STORE DATA
Number of stores	2,263	2,256	2,252	2,248	2,244
Square footage at fiscal year-end	236	235	235	235	235
Average square footage per store (in thousands)	104	104	104	105	105
STORE SALES AND OTHER DATA
Comparable store sales increase (decrease) (%)(3)	6.8	4.6	3.4	2.9	(6.6)
Sales per square foot ($)	334	319	299	289	279
Number of customer transactions	1,391	1,364	1,318	1,306	1,274
Average ticket ($)	56.78	54.89	53.28	51.93	51.76
Number of associates at fiscal year-end (in thousands)	365	340	331	321	317

(1)	Fiscal year 2012 includes 53 weeks; all other fiscal years reported include 52 weeks.

(2)	Continuing operations only.

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

F-1

INDEX OF ATTACHED EXHIBITS

10.8†	Amendment No. 1 to The Home Depot FutureBuilder Restoration Plan.

10.10†	The Home Depot, Inc. Amended and Restated Management Incentive Plan (Effective November 21, 2013).

12	Statement of Computation of Ratio of Earnings to Fixed Charges.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1‡	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Annual Report on Form 10-K for the fiscal year ended February 2, 2014, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders' Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.

‡	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of the SEC's Regulation S-K.