Form 10-Q
period 2014-05-04
HOME DEPOT INC
filed 2014-05-28
CIK 354950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2014
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
1,367,617,382 shares of common stock, $0.05 par value, as of May 20, 2014

THE HOME DEPOT, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

amounts in millions, except share and per share data	May 4, 2014	February 2, 2014
ASSETS
Current Assets:
Cash and Cash Equivalents	$2,511	$1,929
Receivables, net	1,831	1,398
Merchandise Inventories	12,343	11,057
Other Current Assets	830	895
Total Current Assets	17,515	15,279
Property and Equipment, at cost	39,326	39,064
Less Accumulated Depreciation and Amortization	16,088	15,716
Net Property and Equipment	23,238	23,348
Goodwill	1,293	1,289
Other Assets	583	602
Total Assets	$42,629	$40,518
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$7,739	$5,797
Accrued Salaries and Related Expenses	1,233	1,428
Sales Taxes Payable	597	396
Deferred Revenue	1,441	1,337
Income Taxes Payable	546	12
Current Installments of Long-Term Debt	34	33
Other Accrued Expenses	1,675	1,746
Total Current Liabilities	13,265	10,749
Long-Term Debt, excluding current installments	14,707	14,691
Other Long-Term Liabilities	2,013	2,042
Deferred Income Taxes	498	514
Total Liabilities	30,483	27,996
STOCKHOLDERS’ EQUITY
Common Stock, par value $0.05; authorized: 10 billion shares; issued: 1.765 billion shares at May 4, 2014 and 1.761 billion shares at February 2, 2014; outstanding: 1.368 billion shares at May 4, 2014 and 1.380 billion shares at February 2, 2014	88	88
Paid-In Capital	8,501	8,402
Retained Earnings	23,913	23,180
Accumulated Other Comprehensive Income	88	46
Treasury Stock, at cost, 397 million shares at May 4, 2014 and 381 million shares at February 2, 2014	(20,444)	(19,194)
Total Stockholders’ Equity	12,146	12,522
Total Liabilities and Stockholders’ Equity	$42,629	$40,518
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended
amounts in millions, except per share data	May 4, 2014	May 5, 2013
NET SALES	$19,687	$19,124
Cost of Sales	12,802	12,445
GROSS PROFIT	6,885	6,679
Operating Expenses:
Selling, General and Administrative	4,194	4,183
Depreciation and Amortization	414	402
Total Operating Expenses	4,608	4,585
OPERATING INCOME	2,277	2,094
Interest and Other (Income) Expense:
Interest and Investment Income	(100)	(3)
Interest Expense	191	164
Interest and Other, net	91	161
EARNINGS BEFORE PROVISION FOR INCOME TAXES	2,186	1,933
Provision for Income Taxes	807	707
NET EARNINGS	$1,379	$1,226

Weighted Average Common Shares	1,367	1,468
BASIC EARNINGS PER SHARE	$1.01	$0.84
Diluted Weighted Average Common Shares	1,376	1,478
DILUTED EARNINGS PER SHARE	$1.00	$0.83
Dividends Declared per Share	$0.47	$0.39
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
amounts in millions	May 4, 2014	May 5, 2013
Net Earnings	$1,379	$1,226
Other Comprehensive Income:
Foreign Currency Translation Adjustments	40	44
Cash Flow Hedges, net of tax	2	2
Other	—	(10)
Total Other Comprehensive Income	42	36
COMPREHENSIVE INCOME	$1,421	$1,262
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
amounts in millions	May 4, 2014	May 5, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$1,379	$1,226
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	447	435
Stock-Based Compensation Expense	67	65
Changes in Assets and Liabilities, net of the effects of acquisitions:
Receivables, net	(433)	(259)
Merchandise Inventories	(1,272)	(1,103)
Other Current Assets	(8)	23
Accounts Payable and Accrued Expenses	1,702	1,797
Deferred Revenue	102	107
Income Taxes Payable	622	576
Deferred Income Taxes	64	(89)
Other	(102)	(81)
Net Cash Provided by Operating Activities	2,568	2,697
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(287)	(278)
Payments for Businesses Acquired, net	—	(13)
Proceeds from Sales of Property and Equipment	7	15
Net Cash Used in Investing Activities	(280)	(276)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Long-Term Borrowings, net of discount	—	1,994
Repayments of Long-Term Debt	(12)	(8)
Repurchases of Common Stock	(1,250)	(2,196)
Proceeds from Sales of Common Stock	69	64
Cash Dividends Paid to Stockholders	(646)	(577)
Other Financing Activities	133	134
Net Cash Used in Financing Activities	(1,706)	(589)
Change in Cash and Cash Equivalents	582	1,832
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	11
Cash and Cash Equivalents at Beginning of Period	1,929	2,494
Cash and Cash Equivalents at End of Period	$2,511	$4,337
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 2, 2014, as filed with the Securities and Exchange Commission.
Business
The Home Depot, Inc. and its subsidiaries (the "Company") operate The Home Depot stores, which are full-service, warehouse-style stores averaging approximately 104,000 square feet of enclosed space, with approximately 24,000 additional square feet of outside garden area. The stores stock approximately 30,000 to 40,000 different kinds of building materials, home improvement supplies and lawn and garden products that are sold to do-it-yourself customers, do-it-for-me customers and professional customers. The Company also offers over 700,000 products through its websites, including Home Depot, Home Decorators Collection and Blinds.com.
Valuation Reserves
As of May 4, 2014 and February 2, 2014, the valuation allowances for Merchandise Inventories and uncollectible Receivables were not material.

2.	INVESTMENT IN HD SUPPLY HOLDINGS, INC.
At the end of fiscal 2013, the Company owned 16.3 million shares of HD Supply Holdings, Inc. ("HD Supply") common stock, which represented approximately 8% of the shares of HD Supply common stock outstanding. This investment is accounted for using the cost method, as there are significant restrictions in place on the Company's ability to sell or transfer its HD Supply shares. The restrictions are controlled by the three largest shareholders of HD Supply (the "Principal Shareholders"). The carrying value of the HD Supply shares was impaired by the Company to a zero cost basis in fiscal 2009. During the first quarter of fiscal 2014, the Principal Shareholders elected to sell shares in a secondary public offering of HD Supply common stock. Under the terms of a registration rights agreement among the Company, HD Supply and the Principal Shareholders, the Company had the right to include a portion of its shares in the offering, and the Company elected to do so. As a result, the restrictions on 3.9 million shares were lifted so that they could be sold in the offering. The Company received $97 million of proceeds from the sale of these shares and recognized a corresponding gain within Interest and Investment Income in the accompanying Consolidated Statements of Earnings for the three months ended May 4, 2014. The remaining 12.4 million shares owned by the Company, which represents approximately 6% of the shares of HD Supply common stock outstanding, continue to be accounted for using the cost method as the restrictions on these shares remain in place.

3.	ACCELERATED SHARE REPURCHASE AGREEMENTS
In the first quarter of fiscal 2014, the Company entered into an Accelerated Share Repurchase ("ASR") agreement with a third-party financial institution to repurchase $950 million of the Company’s common stock. Under this agreement, the Company paid $950 million to the financial institution and received an initial delivery of approximately 9.5 million shares in the first quarter of fiscal 2014. The transaction was completed later in the first quarter of fiscal 2014, at which time the Company received approximately 2.6 million additional shares. The final number of shares delivered upon settlement of the $950 million ASR agreement was determined with reference to the average price of the Company's common stock over the term of the agreement. The $950 million of shares repurchased is included in Treasury Stock in the accompanying Consolidated Balance Sheets as of May 4, 2014.

4.	FAIR VALUE MEASUREMENTS
The fair value of an asset is considered to be the price at which the asset could be sold in an orderly transaction between unrelated knowledgeable and willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, rather than the amount that would be paid to settle the liability with the creditor. Assets and liabilities

THE HOME DEPOT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The assets and liabilities of the Company that are measured at fair value on a recurring basis as of May 4, 2014 and February 2, 2014 were as follows (amounts in millions):

	Fair Value at May 4, 2014 Using			Fair Value at February 2, 2014 Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative agreements - assets	$—	$20	$—	$—	$30	$—
Derivative agreements - liabilities	—	(11)	—	—	(10)	—
Total	$—	$9	$—	$—	$20	$—
The Company uses derivative financial instruments from time to time in the management of its interest rate exposure on long-term debt and its exposure on foreign currency fluctuations. The fair value of the Company’s derivative financial instruments was measured using level 2 inputs.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Long-lived assets were analyzed for impairment on a nonrecurring basis using fair value measurements with unobservable inputs (level 3). Impairment charges related to long-lived assets in the first quarter of fiscal 2014 and 2013 were not material.
The aggregate fair value of the Company’s senior notes, based on quoted market prices, was $15.9 billion and $15.6 billion at May 4, 2014 and February 2, 2014, respectively, compared to a carrying value of $14.2 billion and $14.2 billion at May 4, 2014 and February 2, 2014, respectively.

5.	BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES
The reconciliation of basic to diluted weighted average common shares for the three months ended May 4, 2014 and May 5, 2013 was as follows (amounts in millions):

	Three Months Ended
	May 4, 2014	May 5, 2013
Weighted average common shares	1,367	1,468
Effect of potentially dilutive securities:
Stock plans	9	10
Diluted weighted average common shares	1,376	1,478
Stock plans consist of shares granted under the Company’s employee stock plans. Options to purchase 2 million and 1 million shares of common stock for the three months ended May 4, 2014 and May 5, 2013, respectively, were excluded from the computation of Diluted Earnings per Share because their effect would have been anti-dilutive.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
The Home Depot, Inc.:
We have reviewed the Consolidated Balance Sheet of The Home Depot, Inc. and subsidiaries as of May 4, 2014, and the related Consolidated Statements of Earnings, Comprehensive Income, and Cash Flows for the three-month periods ended May 4, 2014 and May 5, 2013. These Consolidated Financial Statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheet of The Home Depot, Inc. and subsidiaries as of February 2, 2014, and the related Consolidated Statements of Earnings, Comprehensive Income, Stockholders’ Equity, and Cash Flows for the year then ended (not presented herein); and in our report dated March 27, 2014, we expressed an unqualified opinion on those Consolidated Financial Statements. In our opinion, the information set forth in the accompanying Consolidated Balance Sheet as of February 2, 2014, is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.
/s/ KPMG LLP
Atlanta, Georgia
May 28, 2014

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
Forward-looking statements are based on currently available information and our current assumptions, expectations and projections about future events. You should not rely on our forward-looking statements. These statements are not guarantees of future performance and are subject to future events, risks and uncertainties – many of which are beyond our control or are currently unknown to us – as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. These risks and uncertainties include, but are not limited to, those described in Item 1A, "Risk Factors" and elsewhere in our Annual Report on Form 10-K for the fiscal year ended February 2, 2014 as filed with the Securities and Exchange Commission ("SEC") on March 27, 2014 ("2013 Form 10-K") and in Item 1A of Part II and elsewhere in this report. You should read such information in conjunction with our Consolidated Financial Statements and related notes and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this report. There also may be other factors that we cannot anticipate or that are not described in this report, generally because we do not currently perceive them to be material. Such factors could cause results to differ materially from our expectations.
Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements other than as required by law. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the SEC.
EXECUTIVE SUMMARY AND SELECTED CONSOLIDATED STATEMENTS OF EARNINGS DATA
For the first quarter of fiscal 2014, we reported Net Earnings of $1.4 billion and Diluted Earnings per Share of $1.00 compared to Net Earnings of $1.2 billion and Diluted Earnings per Share of $0.83 for the first quarter of fiscal 2013. The results for the first quarter of fiscal 2014 included a benefit to earnings of $61 million, net of tax, related to the sale of a portion of our equity ownership in HD Supply Holdings, Inc. ("HD Supply"), which contributed $0.04 to Diluted Earnings per Share.
Net Sales increased 2.9% to $19.7 billion for the first quarter of fiscal 2014 from $19.1 billion for the first quarter of fiscal 2013. Our comparable store sales increased 2.6% in the first quarter of fiscal 2014, driven by a 2.1% increase in our comparable store customer transactions and a 0.5% increase in our comparable store average ticket. Comparable store sales for our U.S. stores increased 3.3% in the first quarter of fiscal 2014.
In the first quarter of fiscal 2014, we continued to focus on the following key initiatives:
Customer Service – Our focus on customer service is anchored on the principles of creating an emotional connection with customers, putting customers first, taking care of our associates and simplifying the business. In the first quarter of fiscal 2014, our Pro Xtra loyalty program continued to gain traction, and over 1.5 million professional customers have now enrolled. The Pro Xtra loyalty program provides our professional customers with discounts on useful business services, exclusive product offers and streamlined payment and receipt tracking tools.
Product Authority – Our focus on product authority is facilitated by our merchandising transformation and portfolio strategy, which is aimed at delivering product innovation, assortment and value. As part of this effort, we continued to introduce innovative new products and great values for our professional, do-it-for-me and do-it-yourself customers in a variety of departments. This includes plans to expand our offerings in LED light bulbs from Cree, introduce a gas powered lawn mower that can be folded and stored upright from Toro, and add KitchenAid to our appliance assortment.
Disciplined Capital Allocation, Productivity and Efficiency – Our approach to driving productivity and efficiency is advanced through continuous operational improvement in the stores and our supply chain, disciplined capital allocation and building shareholder value through higher returns on invested capital and total value returned to shareholders in the form of dividends and share repurchases. During the first quarter of fiscal 2014, we introduced our new Customer Order Management system to our first U.S. store. This system is designed for greater visibility and improved execution of special orders by our associates and a more seamless experience for our customers. We intend to roll this system out to all U.S. stores by the end of the fiscal 2014.
In addition, we repurchased a total of 15.8 million shares of our common stock for $1.25 billion through an Accelerated Share Repurchase ("ASR") agreement and the open market during the first quarter of fiscal 2014.
Interconnected Retail – Our focus on interconnected retail, which connects our other three key initiatives, is based on building a competitive and seamless platform across all commerce channels. During the first quarter of fiscal 2014, we continued to enhance our website and mobile experience, resulting in improved customer satisfaction scores and online sales conversion rates. Sales from our online channels increased approximately 39% for the first quarter of fiscal 2014 compared to the same period last year and now represent approximately 4.2% percent of our total Net Sales. Also during the first quarter of fiscal 2014, we launched an online e-commerce website in Mexico by piloting it in limited markets with plans to provide coverage across the country.
We did not open or close any stores during the first quarter of fiscal 2014, and we had a total store count of 2,263 at the end of the quarter. As of the end of the first quarter of fiscal 2014, a total of 286 of our stores, or 12.6%, were located in Canada and Mexico.
We generated $2.6 billion of cash flow from operations in the first quarter of fiscal 2014. This cash flow was used to fund $1.25 billion of share repurchases, pay $646 million of dividends and fund $287 million in capital expenditures.
Our return on invested capital (computed on net operating profit after tax for the trailing twelve months and the average of beginning and ending long-term debt and equity) was 21.2% for the first quarter of fiscal 2014 compared to 17.7% for the first quarter of fiscal 2013.

We believe the selected sales data, the percentage relationship between Net Sales and major categories in the Consolidated Statements of Earnings and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations.

	% of Net Sales
	Three Months Ended
	May 4, 2014	May 5, 2013	% Increase (Decrease) in Dollar Amounts
NET SALES	100.0%	100.0%	2.9%
GROSS PROFIT	35.0	34.9	3.1
Operating Expenses:
Selling, General and Administrative	21.3	21.9	0.3
Depreciation and Amortization	2.1	2.1	3.0
Total Operating Expenses	23.4	24.0	0.5

OPERATING INCOME	11.6	10.9	8.7
Interest and Other (Income) Expense:
Interest and Investment Income	(0.5)	—	N/M
Interest Expense	1.0	0.9	16.5
Interest and Other, net	0.5	0.8	(43.5)

EARNINGS BEFORE PROVISION FOR INCOME TAXES	11.1	10.1	13.1
Provision for Income Taxes	4.1	3.7	14.1
NET EARNINGS	7.0%	6.4%	12.5%
SELECTED SALES DATA
Number of Customer Transactions (in millions)	344.5	337.1	2.2%
Average Ticket	$57.59	$57.24	0.6%
Sales per Square Foot	$334.01	$328.17	1.8%
Comparable Store Sales Increase (%)(1)	2.6%	4.3%	N/A
Online Sales (% of Net Sales)(2)	4.2%	3.1%	38.9%
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

(2)
Consists of Net Sales generated online through our websites, including Home Depot, Home Decorators Collection and Blinds.com, for products delivered to customer locations or picked up in stores through our Buy Online, Pick-up In Store ("BOPIS") and Buy Online, Ship to Store ("BOSS") programs.

N/A – Not Applicable
N/M – Not Meaningful

RESULTS OF OPERATIONS
Net Sales for the first quarter of fiscal 2014 increased 2.9% to $19.7 billion from $19.1 billion for the first quarter of fiscal 2013. The increase in Net Sales for the first quarter fiscal 2014 reflects the impact of positive comparable store sales driven by customer transactions and average ticket growth. Total comparable store sales increased 2.6% for the first quarter of fiscal 2014 compared to an increase of 4.3% for the first quarter of fiscal 2013.
The positive comparable store sales for the first quarter of fiscal 2014 reflect a number of factors, including the execution of our key initiatives and continued strength in our core categories, offset in part by the effects of extreme winter weather. All of our departments except two posted positive comparable store sales for the first quarter of fiscal 2014. Comparable store sales for our Tools, Electrical, Plumbing, Kitchen, Bath, Hardware, Décor, Building Materials, Millwork and Lighting product categories were above the Company average for the first quarter of fiscal 2014. Comparable store sales for our Flooring, Indoor Garden and Paint product categories were positive for the first quarter of fiscal 2014. Comparable store sales for our Outdoor Garden and Lumber product categories were negative for the first quarter of fiscal 2014, reflecting the impact of extreme winter weather and commodity price deflation.
Gross Profit increased 3.1% to $6.9 billion for the first quarter of fiscal 2014 from $6.7 billion for the first quarter of fiscal 2013. Gross Profit as a percent of Net Sales was 35.0% for the first quarter of fiscal 2014 compared to 34.9% for the first quarter of fiscal 2013, an increase of 5 basis points. The increase in gross profit margin for the first quarter of fiscal 2014 was driven primarily by a lower penetration of lower margin product categories like Lumber and Outdoor Garden.
Selling, General and Administrative expenses ("SG&A") were $4.2 billion for the first quarter of both fiscal 2014 and 2013. As a percent of Net Sales, SG&A was 21.3% for the first quarter of fiscal 2014 compared to 21.9% for the first quarter of fiscal 2013. The decrease in SG&A as a percent of Net Sales for the first quarter of fiscal 2014 reflects expense leverage resulting from the positive comparable store sales environment, strong expense controls and lower management bonuses than last year.
Depreciation and Amortization increased 3.0% to $414 million for the first quarter of fiscal 2014 from $402 million for the first quarter of fiscal 2013. Depreciation and Amortization as a percent of Net Sales was 2.1% for the first quarter of both fiscal 2014 and 2013.
Operating Income increased 8.7% to $2.3 billion for the first quarter of fiscal 2014 from $2.1 billion for the first quarter of fiscal 2013. Operating Income as a percent of Net Sales was 11.6% for the first quarter of fiscal 2014 compared to 10.9% for the first quarter of fiscal 2013.
For the first quarter of fiscal 2014, we recognized $91 million of Interest and Other, net, compared to $161 million for the first quarter of fiscal 2013. Interest and Other, net, as a percent of Net Sales was 0.5% for the first quarter of fiscal 2014 compared to 0.8% for the first quarter of fiscal 2013. Interest and Other, net, for the first quarter of fiscal 2014 included a $97 million pretax gain related to the sale of a portion of our equity ownership in HD Supply.
Our combined effective income tax rate was 36.9% for the first quarter of fiscal 2014 compared to 36.6% for the first quarter of fiscal 2013.

Diluted Earnings per Share were $1.00 for the first quarter of fiscal 2014 compared to $0.83 for the first quarter of fiscal 2013. Diluted Earnings per Share for the first quarter of fiscal 2014 reflect $0.04 of benefit related to the sale of a portion of our equity ownership in HD Supply.

LIQUIDITY AND CAPITAL RESOURCES
Cash flow generated from operations provides us with a significant source of liquidity. For the first quarter of fiscal 2014, Net Cash Provided by Operating Activities was $2.6 billion compared to $2.7 billion for the same period in fiscal 2013. This decrease was primarily due to a decrease in cash flows from net working capital items as a result of a weather-related shift in sales to the second quarter of fiscal 2014, partially offset by an increase in Net Earnings in the first quarter of fiscal 2014 compared to the same period last year.
Net Cash Used in Investing Activities for the first quarter of fiscal 2014 was $280 million compared to $276 million for the same period in fiscal 2013. The amount of cash flow used in investing activities for the first quarter of fiscal 2014, primarily Capital Expenditures, was consistent with the same period last year.
Net Cash Used in Financing Activities for the first quarter of fiscal 2014 was $1.7 billion compared to $589 million for the same period of fiscal 2013. This change was primarily the result of $2.0 billion in net proceeds from long-term borrowings in the first quarter of fiscal 2013 offset by $946 million less in repurchases of common stock in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013.
In the first quarter of fiscal 2014, we entered into an ASR agreement with a third-party financial institution to repurchase $950 million of our common stock. Under this agreement, we paid $950 million to the financial institution and received a total of 12.1 million shares in the first quarter of fiscal 2014. The final number of shares delivered upon settlement of the $950 million ASR agreement was determined with reference to the average price of our common stock over the term of the agreement. Also in the first quarter of fiscal 2014, we repurchased approximately 3.7 million additional shares of our common stock for $300 million in the open market.
We have commercial paper programs that allow for borrowings up to $2.0 billion. In connection with the programs, we have a back-up credit facility with a consortium of banks for borrowings up to $2.0 billion. The credit facility expires in July 2017 and contains various restrictive covenants. At May 4, 2014, we were in compliance with all of the covenants, and they are not expected to impact our liquidity or capital resources. As of May 4, 2014, there were no borrowings outstanding under the commercial paper programs or the related credit facility.
As of May 4, 2014, we had $2.5 billion in Cash and Cash Equivalents. We believe that our current cash position, access to the debt capital markets and cash flow generated from operations should be sufficient not only for our operating requirements but also to enable us to complete our capital expenditure programs and fund dividend payments, share repurchases and any required long-term debt payments through the next several fiscal years. In addition, we have funds available from our commercial paper programs and the ability to obtain alternative sources of financing.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Our exposure to market risks results primarily from fluctuations in interest rates. There have been no material changes to our exposure to market risks from those disclosed in our 2013 Form 10-K.

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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended May 4, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under Item 1A, "Risk Factors" and elsewhere in our 2013 Form 10-K. These risks and uncertainties could materially and adversely affect our business, financial condition and results of operations. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business. There have been no material changes in the risk factors discussed in our 2013 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

1.
During the first quarter of fiscal 2014, the Company issued 597 deferred stock units under The Home Depot, Inc. Non-Employee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act") and Rule 506 of the SEC's Regulation D thereunder. The deferred stock units were credited to the accounts of those non-employee directors who elected to receive board retainers in the form of deferred stock units instead of cash during the first quarter of fiscal 2014. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.

2.
During the first quarter of fiscal 2014, the Company credited 1,425 deferred stock units to participant accounts under The Home Depot FutureBuilder Restoration Plan pursuant to an exemption from the registration requirements of the Securities Act for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following the termination of service as described in this plan.

(b) Purchases of Equity Securities

1.
In the first quarter of fiscal 2013, the Board of Directors authorized a $17.0 billion share repurchase program. Through the end of the first quarter of fiscal 2014, the Company has repurchased shares of its common stock having a value of approximately $9.75 billion under this program. The number and average price of shares purchased in each fiscal month of the first quarter of fiscal 2014 are set forth in the table below:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
February 3, 2014 – March 2, 2014	212,138	$81.83	—	$8,500,023,537
March 3, 2014 – March 30, 2014(3)	14,406,809	$79.36	13,158,005	$7,250,023,667
March 31, 2014 – May 4, 2014(3)	2,641,288	$78.27	2,637,634	$7,250,023,667

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

(3)
In the first quarter of fiscal 2014, the Company paid $950 million under an ASR agreement and received an initial delivery of approximately 9.5 million shares. The transaction was completed in the first quarter of fiscal 2014, with the Company receiving approximately 2.6 million additional shares to settle the agreement. The Average Price Paid Per Share was calculated with reference to the average stock price of the Company's common stock over the term of the ASR agreement. See Note 3 to the Consolidated Financial Statements included in this report.

Item 6.	Exhibits
Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the references in brackets. All other exhibits are filed or furnished herewith.

*3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q filed on September 1, 2011, Exhibit 3.1]

*3.2	By-Laws of The Home Depot, Inc. (Amended and Restated Effective June 2, 2011). [Form 8-K filed on June 7, 2011, Exhibit 3.1]

10.1†	Employment Arrangement between Craig A. Menear and The Home Depot, Inc., dated February 27, 2014.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1	Acknowledgement of Independent Registered Public Accounting Firm, dated May 28, 2014.

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Chief Financial Officer and Executive Vice President – Corporate Services furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2014, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

_______

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

May 27, 2014
(Date)

INDEX TO EXHIBITS

Exhibit	Description

Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the references in brackets. All other exhibits are filed or furnished herewith.

*3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q filed on September 1, 2011, Exhibit 3.1]

*3.2	By-Laws of The Home Depot, Inc. (Amended and Restated Effective June 2, 2011). [Form 8-K filed on June 7, 2011, Exhibit 3.1]

10.1†	Employment Arrangement between Craig A. Menear and The Home Depot, Inc., dated February 27, 2014.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1	Acknowledgement of Independent Registered Public Accounting Firm, dated May 28, 2014.

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Chief Financial Officer and Executive Vice President – Corporate Services furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2014, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

_______

†	Management contract or compensatory plan or arrangement.