Form 10-Q
period 2014-08-03
HOME DEPOT INC
filed 2014-08-27
CIK 354950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2014
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
1,345,921,559 shares of common stock, $0.05 par value, as of August 19, 2014

THE HOME DEPOT, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

amounts in millions, except share and per share data	August 3, 2014	February 2, 2014
ASSETS
Current Assets:
Cash and Cash Equivalents	$4,216	$1,929
Receivables, net	1,637	1,398
Merchandise Inventories	11,665	11,057
Other Current Assets	973	895
Total Current Assets	18,491	15,279
Property and Equipment, at cost	39,603	39,064
Less Accumulated Depreciation and Amortization	16,477	15,716
Net Property and Equipment	23,126	23,348
Goodwill	1,295	1,289
Other Assets	567	602
Total Assets	$43,479	$40,518
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$7,165	$5,797
Accrued Salaries and Related Expenses	1,325	1,428
Sales Taxes Payable	583	396
Deferred Revenue	1,503	1,337
Income Taxes Payable	357	12
Current Installments of Long-Term Debt	34	33
Other Accrued Expenses	1,872	1,746
Total Current Liabilities	12,839	10,749
Long-Term Debt, excluding current installments	16,702	14,691
Other Long-Term Liabilities	1,953	2,042
Deferred Income Taxes	528	514
Total Liabilities	32,022	27,996
STOCKHOLDERS’ EQUITY
Common Stock, par value $0.05; authorized: 10 billion shares; issued: 1.766 billion shares at August 3, 2014 and 1.761 billion shares at February 2, 2014; outstanding: 1.346 billion shares at August 3, 2014 and 1.380 billion shares at February 2, 2014	88	88
Paid-In Capital	8,217	8,402
Retained Earnings	25,324	23,180
Accumulated Other Comprehensive Income	91	46
Treasury Stock, at cost, 420 million shares at August 3, 2014 and 381 million shares at February 2, 2014	(22,263)	(19,194)
Total Stockholders’ Equity	11,457	12,522
Total Liabilities and Stockholders’ Equity	$43,479	$40,518
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
amounts in millions, except per share data	August 3, 2014	August 4, 2013	August 3, 2014	August 4, 2013
NET SALES	$23,811	$22,522	$43,498	$41,646
Cost of Sales	15,650	14,801	28,452	27,246
GROSS PROFIT	8,161	7,721	15,046	14,400
Operating Expenses:
Selling, General and Administrative	4,298	4,294	8,492	8,477
Depreciation and Amortization	415	409	829	811
Total Operating Expenses	4,713	4,703	9,321	9,288
OPERATING INCOME	3,448	3,018	5,725	5,112
Interest and Other (Income) Expense:
Interest and Investment Income	(17)	(2)	(117)	(5)
Interest Expense	208	174	399	338
Interest and Other, net	191	172	282	333
EARNINGS BEFORE PROVISION FOR INCOME TAXES	3,257	2,846	5,443	4,779
Provision for Income Taxes	1,207	1,051	2,014	1,758
NET EARNINGS	$2,050	$1,795	$3,429	$3,021

Weighted Average Common Shares	1,346	1,434	1,358	1,452
BASIC EARNINGS PER SHARE	$1.52	$1.25	$2.53	$2.08
Diluted Weighted Average Common Shares	1,353	1,443	1,365	1,462
DILUTED EARNINGS PER SHARE	$1.52	$1.24	$2.51	$2.07
Dividends Declared per Share	$0.47	$0.39	$0.94	$0.78
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
amounts in millions	August 3, 2014	August 4, 2013	August 3, 2014	August 4, 2013
Net Earnings	$2,050	$1,795	$3,429	$3,021
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	15	(153)	55	(109)
Cash Flow Hedges, net of tax	(13)	1	(11)	3
Other	1	—	1	(10)
Total Other Comprehensive Income (Loss)	3	(152)	45	(116)
COMPREHENSIVE INCOME	$2,053	$1,643	$3,474	$2,905
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
amounts in millions	August 3, 2014	August 4, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$3,429	$3,021
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	896	877
Stock-Based Compensation Expense	119	116
Changes in Assets and Liabilities, net of the effect of acquisition:
Receivables, net	(239)	(153)
Merchandise Inventories	(589)	(419)
Other Current Assets	(111)	(51)
Accounts Payable and Accrued Expenses	1,366	1,278
Deferred Revenue	164	114
Income Taxes Payable	446	140
Deferred Income Taxes	54	(78)
Other	(250)	(127)
Net Cash Provided by Operating Activities	5,285	4,718
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(631)	(599)
Proceeds from Sales of Investments	112	—
Payments for Business Acquired, net	—	(13)
Proceeds from Sales of Property and Equipment	16	16
Net Cash Used in Investing Activities	(503)	(596)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Long-Term Borrowings, net of discount	1,981	1,994
Repayments of Long-Term Debt	(21)	(17)
Repurchases of Common Stock	(3,500)	(4,346)
Proceeds from Sales of Common Stock	148	150
Cash Dividends Paid to Stockholders	(1,285)	(1,143)
Other Financing Activities	181	154
Net Cash Used in Financing Activities	(2,496)	(3,208)
Change in Cash and Cash Equivalents	2,286	914
Effect of Exchange Rate Changes on Cash and Cash Equivalents	1	11
Cash and Cash Equivalents at Beginning of Period	1,929	2,494
Cash and Cash Equivalents at End of Period	$4,216	$3,419
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
Valuation Reserves
As of August 3, 2014 and February 2, 2014, the valuation allowances for Merchandise Inventories and uncollectible Receivables were not material.

2.	LONG-TERM DEBT
In June 2014, the Company issued $1.0 billion of 2.00% senior notes due June 15, 2019 (the "2019 notes") at a discount of $4 million and $1.0 billion of 4.40% senior notes due March 15, 2045 (the "2045 notes") at a discount of $15 million (together, the "June 2014 issuance"). Interest on the 2019 notes is due semi-annually on June 15 and December 15 of each year, beginning December 15, 2014. Interest on the 2045 notes is due semi-annually on March 15 and September 15 of each year, beginning September 15, 2014. The net proceeds of the June 2014 issuance were used for general corporate purposes, including repurchases of shares of the Company's common stock. The $19 million discount associated with the June 2014 issuance is being amortized over the term of the notes using the effective interest rate method. Issuance costs associated with the June 2014 issuance were approximately $14 million and are being amortized over the term of the notes.
The notes may be redeemed by the Company at any time, in whole or in part, at the redemption price plus accrued interest up to the redemption date. The redemption price is equal to the greater of (1) 100% of the principal amount of the notes to be redeemed, and (2) the sum of the present values of the remaining scheduled payments of principal and interest to the Par Call Date, as defined in the respective notes. Additionally, if a Change in Control Triggering Event occurs, as defined in the notes, holders of the notes have the right to require the Company to redeem those notes at 101% of the aggregate principal amount of the notes plus accrued interest up to the redemption date. The Company is generally not limited under the indenture governing the notes in its ability to incur additional indebtedness or required to maintain financial ratios or specified levels of net worth or liquidity. Further, while the indenture governing the notes contains various restrictive covenants, none are expected to impact the Company's liquidity or capital resources.

3.	INVESTMENT IN HD SUPPLY HOLDINGS, INC.
At the end of fiscal 2013, the Company owned 16.3 million shares of HD Supply Holdings, Inc. ("HD Supply") common stock, which represented approximately 8% of the shares of HD Supply common stock outstanding. This investment is accounted for using the cost method, as there are significant restrictions in place on the Company's ability to sell or transfer its HD Supply shares. The restrictions are controlled by the three largest shareholders of HD Supply (the "Principal Shareholders"). The carrying value of the HD Supply shares was impaired by the Company to a zero cost basis in fiscal 2009. During the first quarter of fiscal 2014, the Principal Shareholders elected to sell shares in a secondary public offering of HD Supply common stock. Under the terms of a registration rights agreement among the Company, HD Supply and the Principal Shareholders, the Company had the right to include a portion of its shares in the offering, and the Company elected to do so. As a result, the restrictions on 3.9 million shares were lifted so that they could be sold in the offering. The Company received $97 million of proceeds from the sale of these shares and recognized a corresponding gain in the first quarter of fiscal 2014.

THE HOME DEPOT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In the second quarter of fiscal 2014, the underwriters of the secondary public offering exercised their overallotment option to sell additional shares of HD Supply common stock to the public. As a result, the Company sold 600 thousand additional shares of HD Supply common stock and received $15 million of proceeds from the sale of these shares and recognized a corresponding gain in the second quarter of fiscal 2014. The total gain of $112 million is included in Interest and Investment Income in the accompanying Consolidated Statements of Earnings for the six months ended August 3, 2014. The remaining 11.8 million shares owned by the Company, which represent approximately 6% of the shares of HD Supply common stock outstanding, continue to be accounted for using the cost method as the restrictions on these shares remain in place.

4.	ACCELERATED SHARE REPURCHASE AGREEMENTS
In the first quarter of fiscal 2014, the Company entered into an Accelerated Share Repurchase ("ASR") agreement with a third-party financial institution to repurchase $950 million of the Company’s common stock. Under this agreement, the Company paid $950 million to the financial institution and received an initial delivery of 9.5 million shares in the first quarter of fiscal 2014. The transaction was completed later in the first quarter of fiscal 2014, at which time the Company received 2.6 million additional shares. The final number of shares delivered upon settlement of the $950 million ASR agreement was determined with reference to the average price of the Company's common stock over the term of the agreement. The $950 million of shares repurchased is included in Treasury Stock in the accompanying Consolidated Balance Sheets as of August 3, 2014.
In the second quarter of fiscal 2014, the Company entered into an ASR agreement with a third-party financial institution to repurchase $1.75 billion of the Company’s common stock. Under this agreement, the Company paid $1.75 billion to the financial institution and received an initial delivery of 16.9 million shares in the second quarter of fiscal 2014. The fair market value of the 16.9 million shares on the date of purchase was $1.32 billion and is included in Treasury Stock in the accompanying Consolidated Balance Sheets as of August 3, 2014. The remaining $430 million is included in Paid-In Capital in the accompanying Consolidated Balance Sheets as of August 3, 2014. The final number of shares delivered upon settlement of the $1.75 billion ASR agreement will be determined in the third quarter of fiscal 2014 with reference to the average price of the Company's common stock over the term of the agreement.

5.	FAIR VALUE MEASUREMENTS
The fair value of an asset is considered to be the price at which the asset could be sold in an orderly transaction between unrelated knowledgeable and willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, rather than the amount that would be paid to settle the liability with the creditor. Assets and liabilities recorded at fair value are measured using a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are:

•	Level 1 –	Observable inputs that reflect quoted prices in active markets
•	Level 2 –	Inputs other than quoted prices in active markets that are either directly or indirectly observable
•	Level 3 –	Unobservable inputs for which little or no market data exists, therefore requiring the Company to develop its own assumptions
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The assets and liabilities of the Company that are measured at fair value on a recurring basis as of August 3, 2014 and February 2, 2014 were as follows (amounts in millions):

	Fair Value at August 3, 2014 Using			Fair Value at February 2, 2014 Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative agreements - assets	$—	$30	$—	$—	$30	$—
Derivative agreements - liabilities	—	(25)	—	—	(10)	—
Total	$—	$5	$—	$—	$20	$—
The Company uses derivative financial instruments from time to time in the management of its interest rate exposure on long-term debt and its exposure on foreign currency fluctuations. The fair value of the Company’s derivative financial instruments was measured using level 2 inputs.

THE HOME DEPOT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Long-lived assets were analyzed for impairment on a nonrecurring basis using fair value measurements with unobservable inputs (level 3). Impairment charges related to long-lived assets in the first six months of fiscal 2014 and 2013 were not material.
The aggregate fair value of the Company’s senior notes, based on quoted market prices, was $17.8 billion and $15.6 billion at August 3, 2014 and February 2, 2014, respectively, compared to a carrying value of $16.2 billion and $14.2 billion at August 3, 2014 and February 2, 2014, respectively.

6.	BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES
The reconciliation of basic to diluted weighted average common shares for the three and six months ended August 3, 2014 and August 4, 2013 was as follows (amounts in millions):

	Three Months Ended		Six Months Ended
	August 3, 2014	August 4, 2013	August 3, 2014	August 4, 2013
Weighted average common shares	1,346	1,434	1,358	1,452
Effect of potentially dilutive securities:
Stock plans	7	9	7	10
Diluted weighted average common shares	1,353	1,443	1,365	1,462
Stock plans consist of shares granted under the Company’s employee stock plans. Options to purchase 2 million and 1 million shares of common stock for the three months ended August 3, 2014 and August 4, 2013, respectively, and options to purchase 2 million and 1 million shares of common stock for the six months ended August 3, 2014 and August 4, 2013, respectively, were excluded from the computation of Diluted Earnings per Share because their effect would have been anti-dilutive.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
The Home Depot, Inc.:
We have reviewed the Consolidated Balance Sheet of The Home Depot, Inc. and subsidiaries as of August 3, 2014, the related Consolidated Statements of Earnings and Comprehensive Income for the three-month and six-month periods ended August 3, 2014 and August 4, 2013, and the related Consolidated Statements of Cash Flows for the six-month periods ended August 3, 2014 and August 4, 2013. These Consolidated Financial Statements are the responsibility of the Company’s management.
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
August 27, 2014

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
EXECUTIVE SUMMARY AND SELECTED CONSOLIDATED STATEMENTS OF EARNINGS DATA
For the second quarter of fiscal 2014, we reported Net Earnings of $2.1 billion and Diluted Earnings per Share of $1.52 compared to Net Earnings of $1.8 billion and Diluted Earnings per Share of $1.24 for the second quarter of fiscal 2013. For the first six months of fiscal 2014, we reported Net Earnings of $3.4 billion and Diluted Earnings per Share of $2.51 compared to Net Earnings of $3.0 billion and Diluted Earnings per Share of $2.07 for the first six months of fiscal 2013.
The results for the first six months of fiscal 2014 included a $112 million pretax gain related to the sale of a portion of our equity ownership in HD Supply Holdings, Inc. ("HD Supply"), of which $97 million was recognized in the first quarter of fiscal 2014 and $15 million was recognized in the second quarter of fiscal 2014. This gain contributed $0.05 to Diluted Earnings per Share for the first six months of fiscal 2014, of which $0.04 was recognized in the first quarter of fiscal 2014 and $0.01 was recognized in the second quarter of fiscal 2014.
Net Sales increased 5.7% to $23.8 billion for the second quarter of fiscal 2014 from $22.5 billion for the second quarter of fiscal 2013. For the first six months of fiscal 2014, Net Sales increased 4.4% to $43.5 billion from $41.6 billion for the first six months of fiscal 2013. Our total comparable store sales increased 5.8% in the second quarter of fiscal 2014, driven by a 4.1% increase in our comparable store customer transactions and a 1.7% increase in our comparable store average ticket. Comparable store sales for our U.S. stores increased 6.4% in the second quarter of fiscal 2014. For the first six months of fiscal 2014, our total comparable store sales increased 4.3%, and comparable store sales for our U.S. stores increased 5.0%.
In the second quarter and first six months of fiscal 2014, we continued to focus on the following key initiatives:
Customer Service – Our focus on customer service is anchored on the principles of creating an emotional connection with customers, putting customers first, taking care of our associates and simplifying the business. In the first six months of fiscal 2014, we continued to make enhancements to our FIRST phone, an associate and customer service tool. These enhancements include plans to introduce the next generation of our FIRST phone in the second half of fiscal 2014, which will allow for internet access to assist with questions and online orders and will be equipped to complete the check-out process in the aisle for our customers.

Product Authority – Our focus on product authority is facilitated by our merchandising transformation and portfolio strategy, which is aimed at delivering product innovation, assortment and value. As part of this effort, we are implementing new merchandising assortment planning and pricing tools to better assort products within stores with similar attributes based on local preferences, regulations and demographics.
We also continued to introduce innovative new products and great values to our customers. This includes plans to launch a new light bulb reset, which will add 26 new SKUs to our assortment, and introduce new products for the connected home, such as garage door openers, thermostats and water heaters.
Disciplined Capital Allocation, Productivity and Efficiency – Our approach to driving productivity and efficiency is advanced through continuous operational improvement in the stores and our supply chain, disciplined capital allocation and building shareholder value through higher returns on invested capital and total value returned to shareholders in the form of dividends and share repurchases. During the first six months of fiscal 2014, we introduced our new Customer Order Management system. This system is designed to provide greater visibility into and improved execution of special orders by our associates and a more seamless experience for our customers. We intend to roll this system out to all U.S. stores by the end of fiscal 2014.
During the second quarter of fiscal 2014, we entered into a $1.75 billion Accelerated Share Repurchase (“ASR”) agreement and received an initial delivery of 16.9 million shares of our common stock. Also in the second quarter of fiscal 2014, we repurchased 6.2 million shares of our common stock through the open market. During the first six months of fiscal 2014, we repurchased a total of 38.9 million shares of our common stock for $3.5 billion through ASR agreements and the open market.
We opened one new store in Mexico during the second quarter of fiscal 2014, for a total store count of 2,264 at the end of the quarter. As of the end of the second quarter of fiscal 2014, a total of 287 of our stores, or 12.7%, were located in Canada and Mexico.
We generated $5.3 billion of cash flow from operations in the first six months of fiscal 2014. This cash flow, along with $2.0 billion of long-term debt issued in the second quarter of fiscal 2014, was used to fund $3.5 billion of share repurchases, pay $1.3 billion of dividends and fund $631 million in capital expenditures.
Our return on invested capital (computed on net operating profit after tax for the trailing twelve months and the average of beginning and ending long-term debt and equity) was 21.9% for the second quarter of fiscal 2014 compared to 19.1% for the second quarter of fiscal 2013.
Interconnected Retail – Our focus on interconnected retail, which connects our other three key initiatives, is based on building a competitive and seamless platform across all commerce channels. During the first six months of fiscal 2014, we continued to enhance our website and mobile experience, resulting in improved customer satisfaction scores and online sales conversion rates. Sales from our online channels increased over 38% for the second quarter and first six months of fiscal 2014 compared to the same periods last year and represented approximately 4.2% of our total Net Sales at the end of the quarter.

We believe the selected sales data, the percentage relationship between Net Sales and major categories in the Consolidated Statements of Earnings and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations.

	% of Net Sales				% Increase (Decrease) in Dollar Amounts
	Three Months Ended		Six Months Ended
	August 3, 2014	August 4, 2013	August 3, 2014	August 4, 2013	Three Months	Six Months
NET SALES	100.0%	100.0%	100.0%	100.0%	5.7%	4.4%
GROSS PROFIT	34.3	34.3	34.6	34.6	5.7	4.5
Operating Expenses:
Selling, General and Administrative	18.1	19.1	19.5	20.4	0.1	0.2
Depreciation and Amortization	1.7	1.8	1.9	1.9	1.5	2.2
Total Operating Expenses	19.8	20.9	21.4	22.3	0.2	0.4

OPERATING INCOME	14.5	13.4	13.2	12.3	14.2	12.0
Interest and Other (Income) Expense:
Interest and Investment Income	(0.1)	—	(0.3)	—	N/M	N/M
Interest Expense	0.9	0.8	0.9	0.8	19.5	18.0
Interest and Other, net	0.8	0.8	0.6	0.8	11.0	(15.3)

EARNINGS BEFORE PROVISION FOR INCOME TAXES	13.7	12.6	12.5	11.5	14.4	13.9
Provision for Income Taxes	5.1	4.7	4.6	4.2	14.8	14.6
NET EARNINGS	8.6%	8.0%	7.9%	7.3%	14.2%	13.5%
SELECTED SALES DATA
Number of Customer Transactions (in millions)	409.7	393.2	754.2	730.3	4.2%	3.3%
Average Ticket	$58.43	$57.39	$58.05	$57.32	1.8%	1.3%
Sales per Square Foot	$403.90	$382.99	$368.92	$355.56	5.5%	3.8%
Comparable Store Sales Increase (%)(1)	5.8%	10.7%	4.3%	7.7%	N/A	N/A
Online Sales (% of Net Sales)(2)	4.2%	3.2%	4.2%	3.2%	38.5%	38.6%
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

N/A – Not Applicable
N/M – Not Meaningful

RESULTS OF OPERATIONS
Net Sales for the second quarter of fiscal 2014 increased 5.7% to $23.8 billion from $22.5 billion for the second quarter of fiscal 2013. For the first six months of fiscal 2014, Net Sales increased 4.4% to $43.5 billion from $41.6 billion for the comparable period of fiscal 2013. The increase in Net Sales for the second quarter and first six months of fiscal 2014 reflects the impact of positive comparable store sales driven by customer transactions and average ticket growth. Total comparable store sales increased 5.8% for the second quarter of fiscal 2014 on top of an increase of 10.7% for the second quarter of fiscal 2013. For the first six months of fiscal 2014, total comparable stores sales increased 4.3% on top of an increase of 7.7% for the same period of fiscal 2013.
The positive comparable store sales for the second quarter and first six months of fiscal 2014 reflect a number of factors, including the execution of our key initiatives, continued strength in our maintenance and repair categories, and an improved U.S. and Canadian home improvement market. All of our departments posted positive comparable store sales for the second quarter and first six months of fiscal 2014. Comparable store sales for our Tools, Millwork, Outdoor Garden, Electrical, Kitchen and Bath product categories were above or at the Company average for the second quarter of fiscal 2014. Further, our comparable store customer transactions increased 4.1% and 3.2% for the second quarter and first six months of fiscal 2014, respectively, and our comparable store average ticket increased 1.7% and 1.1% for the second quarter and first six months of fiscal 2014, respectively, due in part to strong sales in big ticket purchases, such as appliances, windows, water heaters and wood and laminate flooring.
Gross Profit increased 5.7% to $8.2 billion for the second quarter of fiscal 2014 from $7.7 billion for the second quarter of fiscal 2013. Gross Profit increased 4.5% to $15.0 billion for the first six months of fiscal 2014 from $14.4 billion for the first six months for fiscal 2013. Gross Profit as a percent of Net Sales was 34.3% for the second quarter of both fiscal 2014 and 2013. For the first six months of both fiscal 2014 and 2013, Gross Profit as a percent of Net Sales was 34.6%. Gross profit margin for the second quarter and first six months of fiscal 2014 reflects higher levels of co-op allowances and rebates and benefits from sales mix changes, offset by higher shrink and deleverage within our supply chain due to higher transportation costs.
Selling, General and Administrative expenses ("SG&A") were $4.3 billion for the second quarter of both fiscal 2014 and 2013, and were $8.5 billion for the first six months of both fiscal 2014 and 2013. As a percent of Net Sales, SG&A was 18.1% for the second quarter of fiscal 2014 compared to 19.1% for the second quarter of fiscal 2013. For the first six months of fiscal 2014, SG&A as a percent of Net Sales was 19.5% compared to 20.4% for the same period last year. The decrease in SG&A as a percent of Net Sales for the second quarter and first six months of fiscal 2014 reflects expense leverage resulting from the positive comparable store sales environment, strong expense controls, and lower management bonuses and workers' compensation expenses than last year.
Depreciation and Amortization increased 1.5% to $415 million for the second quarter of fiscal 2014 from $409 million for the second quarter of fiscal 2013. For the first six months of fiscal 2014, Depreciation and Amortization increased 2.2% to $829 million from $811 million for the same period of fiscal 2013. Depreciation and Amortization as a percent of Net Sales was 1.7% for the second quarter of fiscal 2014 compared to 1.8% for the second quarter of 2013, and was 1.9% for the first six months of both fiscal 2014 and 2013. Depreciation and Amortization as a percent of Net Sales for the second quarter and first six months of fiscal 2014 reflects expense leverage in the positive comparable store sales environment, offset by higher depreciation related to capital expenditures that in recent years have been more heavily weighted toward technology assets, which have shorter depreciable lives.
Operating Income increased 14.2% to $3.4 billion for the second quarter of fiscal 2014 from $3.0 billion for the second quarter of fiscal 2013. Operating Income increased 12.0% to $5.7 billion for the first six months of fiscal 2014 from $5.1 billion for the first six months of fiscal 2013.
For the second quarter of fiscal 2014, we recognized $191 million of Interest and Other, net, compared to $172 million for the second quarter of fiscal 2013. We recognized $282 million of Interest and Other, net, for the first six months of fiscal 2014 compared to $333 million for the same period last year. Interest and Other, net, as a percent of Net Sales was 0.8% for the second quarter of both fiscal 2014 and 2013. For the first six months of fiscal 2014, Interest and Other, net, as a percent of Net Sales was 0.6% compared to 0.8% for the same period last year. These results reflect additional interest expense incurred in the second quarter and first six months of fiscal 2014 on the long-term debt issued in September 2013 and June 2014. This was offset by a $112 million pretax gain in the first six months of fiscal 2014 related to the sale of a portion of our equity ownership in HD Supply.
Our combined effective income tax rate was 37.0% for the first six months of fiscal 2014 compared to 36.8% for the first six months of fiscal 2013.

Diluted Earnings per Share were $1.52 and $2.51 for the second quarter and first six months of fiscal 2014, respectively, compared to $1.24 and $2.07 for the second quarter and first six months of fiscal 2013, respectively. Diluted Earnings per Share for the second quarter and first six months of fiscal 2014 reflect $0.01 and $0.05, respectively, of benefit related to the sale of a portion of our equity ownership in HD Supply.
LIQUIDITY AND CAPITAL RESOURCES
Cash flow generated from operations provides us with a significant source of liquidity. During the first six months of fiscal 2014, Net Cash Provided by Operating Activities was $5.3 billion compared to $4.7 billion for the same period in fiscal 2013. This increase was primarily due to a $408 million increase in Net Earnings resulting from higher comparable store sales and expense controls and cash generated through working capital efficiency.
Net Cash Used in Investing Activities for the first six months of fiscal 2014 was $503 million compared to $596 million for the same period in fiscal 2013. This change was primarily due to $112 million of proceeds from the sale of a portion of our equity ownership in HD Supply and a $13 million decrease in Payments for Business Acquired partially offset by a $32 million increase in Capital Expenditures in the first six months of fiscal 2014 compared to the same period last year.
Net Cash Used in Financing Activities for the first six months of fiscal 2014 was $2.5 billion compared to $3.2 billion for the same period of fiscal 2013. This change was primarily the result of $846 million less in repurchases of common stock, partially offset by $142 million more in cash dividends paid to stockholders in the first six months of fiscal 2014 compared to the same period last year.
In June 2014, we issued $1.0 billion of 2.00% senior notes due June 15, 2019 (the "2019 notes") at a discount of $4 million and $1.0 billion of 4.40% senior notes due March 15, 2045 (the "2045 notes") at a discount of $15 million (together, the "June 2014 issuance"). Interest on the 2019 notes is due semi-annually on June 15 and December 15 of each year, beginning December 15, 2014. Interest on the 2045 notes is due semi-annually on March 15 and September 15 of each year, beginning September 15, 2014. The net proceeds of the June 2014 issuance were used for general corporate purposes, including repurchases of shares of our common stock.
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
In the second quarter of fiscal 2014, we entered into an ASR agreement with a third-party financial institution to repurchase $1.75 billion of our common stock. Under this agreement, we paid $1.75 billion to the financial institution and received an initial delivery of 16.9 million shares in the second quarter of fiscal 2014. The final number of shares delivered upon settlement of the $1.75 billion ASR agreement will be determined in the third quarter of fiscal 2014 with reference to the average price of our common stock over the term of the agreement. In the first six months of fiscal 2014, we also repurchased 9.9 million additional shares of our common stock for $800 million in the open market.
We have commercial paper programs that allow for borrowings up to $2.0 billion. In connection with the programs, we have a back-up credit facility with a consortium of banks for borrowings up to $2.0 billion. The credit facility expires in July 2017 and contains various restrictive covenants. At August 3, 2014, we were in compliance with all of the covenants, and they are not expected to impact our liquidity or capital resources. As of August 3, 2014, there were no borrowings outstanding under the commercial paper programs or the related credit facility.
As of August 3, 2014, we had $4.2 billion in Cash and Cash Equivalents. We believe that our current cash position, access to the debt capital markets and cash flow generated from operations should be sufficient not only for our operating requirements but also to enable us to complete our capital expenditure programs and fund dividend payments, share repurchases and any required long-term debt payments through the next several fiscal years. In addition, we have funds available from our commercial paper programs and the ability to obtain alternative sources of financing.

RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU No. 2014-09"), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. ASU No. 2014-09 supersedes most existing revenue recognition guidance in U.S. GAAP. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early application is not permitted. The guidance permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures.

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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended August 3, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We are reporting the following proceeding to comply with SEC regulations, which require us to disclose certain information about proceedings arising under federal, state or local environmental provisions if we reasonably believe that such proceedings may result in monetary sanctions of $100,000 or more.  Except as set forth below, there were no other material changes during the second quarter of fiscal 2014 to our disclosure in Item 3 of our 2013 Form 10-K.
In June 2014, the Company received a proposed consent order and fine from the New York State Department of Environmental Conservation related to the sale of a mildew treatment product that had not been properly registered for sale in the state of New York.  In August 2014, the Company resolved the matter by signing a consent order imposing a civil fine of $100,000.

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

(a) Unregistered Sales of Equity Securities

1.
During the second quarter of fiscal 2014, the Company issued 6,461 deferred stock units under The Home Depot, Inc. Non-Employee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act") and Rule 506 of the SEC's Regulation D thereunder. The deferred stock units were credited to the accounts of those non-employee directors who elected to receive board retainers in the form of deferred stock units instead of cash during the second quarter of fiscal 2014. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.

2.
During the second quarter of fiscal 2014, the Company credited 1,402 deferred stock units to participant accounts under The Home Depot FutureBuilder Restoration Plan pursuant to an exemption from the registration requirements of the Securities Act for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following the termination of service as described in this plan.

(b) Purchases of Equity Securities

In the first quarter of fiscal 2013, the Board of Directors authorized a $17.0 billion share repurchase program. Through the end of the second quarter of fiscal 2014, the Company has repurchased shares of its common stock having a value of approximately $12.0 billion under this program. The number and average price of shares purchased in each fiscal month of the second quarter of fiscal 2014 are set forth in the table below:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
May 5, 2014 – June 1, 2014	3,230,932	$79.66	3,205,473	$6,994,669,435
June 2, 2014 – June 29, 2014(3)	19,869,025	$78.76	19,863,393	$5,000,026,661
June 30, 2014 – August 3, 2014	13,013	$79.86	—	$5,000,026,661

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

(3)
In the second quarter of fiscal 2014, the Company paid $1.75 billion under an ASR agreement and received an initial delivery of 16.9 million shares. The Average Price Paid Per Share was calculated using the fair market value of the shares on the date the initial shares were delivered. See Note 4 to the Consolidated Financial Statements included in this report.

Item 6.	Exhibits
Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the references in brackets. All other exhibits are filed or furnished herewith.

*3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q filed on September 1, 2011, Exhibit 3.1]

*3.2	By-Laws of The Home Depot, Inc. (Amended and Restated Effective August 21, 2014). [Form 8-K filed on August 21, 2014, Exhibit 3.2]

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1	Acknowledgement of Independent Registered Public Accounting Firm, dated August 27, 2014.

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Chief Financial Officer and Executive Vice President – Corporate Services furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2014, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

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

August 26, 2014
(Date)

INDEX TO EXHIBITS

Exhibit	Description

Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the references in brackets. All other exhibits are filed or furnished herewith.

*3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q filed on September 1, 2011, Exhibit 3.1]

*3.2	By-Laws of The Home Depot, Inc. (Amended and Restated Effective August 21, 2014). [Form 8-K filed on August 21, 2014, Exhibit 3.2]

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1	Acknowledgement of Independent Registered Public Accounting Firm, dated August 27, 2014.

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Chief Financial Officer and Executive Vice President – Corporate Services furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2014, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.