Form 10-Q
period 2014-11-02
HOME DEPOT INC
filed 2014-11-25
CIK 354950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2014
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
1,317,827,350 shares of common stock, $0.05 par value, as of November 18, 2014

THE HOME DEPOT, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

amounts in millions, except share and per share data	November 2, 2014	February 2, 2014
ASSETS
Current Assets:
Cash and Cash Equivalents	$2,181	$1,929
Receivables, net	1,611	1,398
Merchandise Inventories	12,008	11,057
Other Current Assets	949	895
Total Current Assets	16,749	15,279
Property and Equipment, at cost	39,741	39,064
Less Accumulated Depreciation and Amortization	16,801	15,716
Net Property and Equipment	22,940	23,348
Goodwill	1,283	1,289
Other Assets	540	602
Total Assets	$41,512	$40,518
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$6,897	$5,797
Accrued Salaries and Related Expenses	1,303	1,428
Sales Taxes Payable	515	396
Deferred Revenue	1,424	1,337
Income Taxes Payable	75	12
Current Installments of Long-Term Debt	34	33
Other Accrued Expenses	2,012	1,746
Total Current Liabilities	12,260	10,749
Long-Term Debt, excluding current installments	16,693	14,691
Other Long-Term Liabilities	1,937	2,042
Deferred Income Taxes	512	514
Total Liabilities	31,402	27,996
STOCKHOLDERS’ EQUITY
Common Stock, par value $0.05; authorized: 10 billion shares; issued: 1.767 billion shares at November 2, 2014 and 1.761 billion shares at February 2, 2014; outstanding: 1.318 billion shares at November 2, 2014 and 1.380 billion shares at February 2, 2014	88	88
Paid-In Capital	8,742	8,402
Retained Earnings	26,234	23,180
Accumulated Other Comprehensive (Loss) Income	(18)	46
Treasury Stock, at cost, 449 million shares at November 2, 2014 and 381 million shares at February 2, 2014	(24,936)	(19,194)
Total Stockholders’ Equity	10,110	12,522
Total Liabilities and Stockholders’ Equity	$41,512	$40,518
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
amounts in millions, except per share data	November 2, 2014	November 3, 2013	November 2, 2014	November 3, 2013
NET SALES	$20,516	$19,470	$64,014	$61,116
Cost of Sales	13,331	12,672	41,783	39,918
GROSS PROFIT	7,185	6,798	22,231	21,198
Operating Expenses:
Selling, General and Administrative	4,217	4,096	12,709	12,573
Depreciation and Amortization	415	409	1,244	1,220
Total Operating Expenses	4,632	4,505	13,953	13,793
OPERATING INCOME	2,553	2,293	8,278	7,405
Interest and Other (Income) Expense:
Interest and Investment Income	(105)	(3)	(222)	(8)
Interest Expense	218	191	617	529
Interest and Other, net	113	188	395	521
EARNINGS BEFORE PROVISION FOR INCOME TAXES	2,440	2,105	7,883	6,884
Provision for Income Taxes	903	754	2,917	2,512
NET EARNINGS	$1,537	$1,351	$4,966	$4,372

Weighted Average Common Shares	1,327	1,408	1,348	1,438
BASIC EARNINGS PER SHARE	$1.16	$0.96	$3.68	$3.04
Diluted Weighted Average Common Shares	1,334	1,417	1,356	1,448
DILUTED EARNINGS PER SHARE	$1.15	$0.95	$3.66	$3.02
Dividends Declared per Share	$0.47	$0.39	$1.41	$1.17
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
amounts in millions	November 2, 2014	November 3, 2013	November 2, 2014	November 3, 2013
Net Earnings	$1,537	$1,351	$4,966	$4,372
Other Comprehensive Loss:
Foreign Currency Translation Adjustments	(124)	(5)	(69)	(114)
Cash Flow Hedges, net of tax	15	(21)	4	(18)
Other	—	(1)	1	(11)
Total Other Comprehensive Loss	(109)	(27)	(64)	(143)
COMPREHENSIVE INCOME	$1,428	$1,324	$4,902	$4,229
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
amounts in millions	November 2, 2014	November 3, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$4,966	$4,372
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,345	1,317
Stock-Based Compensation Expense	174	169
Changes in Assets and Liabilities, net of the effect of acquisitions:
Receivables, net	(221)	(219)
Merchandise Inventories	(975)	(683)
Other Current Assets	(87)	37
Accounts Payable and Accrued Expenses	1,063	944
Deferred Revenue	88	26
Income Taxes Payable	191	125
Deferred Income Taxes	25	(29)
Other	(322)	(78)
Net Cash Provided by Operating Activities	6,247	5,981
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(999)	(964)
Proceeds from Sales of Investments	212	—
Payments for Businesses Acquired, net	—	(15)
Proceeds from Sales of Property and Equipment	20	34
Net Cash Used in Investing Activities	(767)	(945)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Long-Term Borrowings, net of discount	1,981	5,222
Repayments of Long-Term Debt	(30)	(25)
Repurchases of Common Stock	(5,578)	(6,446)
Proceeds from Sales of Common Stock	178	164
Cash Dividends Paid to Stockholders	(1,912)	(1,699)
Other Financing Activities	150	104
Net Cash Used in Financing Activities	(5,211)	(2,680)
Change in Cash and Cash Equivalents	269	2,356
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(17)	3
Cash and Cash Equivalents at Beginning of Period	1,929	2,494
Cash and Cash Equivalents at End of Period	$2,181	$4,853
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
Valuation Reserves
As of November 2, 2014 and February 2, 2014, the valuation allowances for Merchandise Inventories and uncollectible Receivables were not material.

2.	COMMITMENTS AND CONTINGENCIES
Data Breach
In the third quarter of fiscal 2014, the Company confirmed that its payment data systems were breached, which could potentially impact customers who used payment cards at the Company's U.S. and Canadian stores (the “Data Breach”). The Company's investigation to date has determined the intruder used a vendor’s user name and password to enter the perimeter of the Company’s network. The intruder then acquired elevated rights that allowed it to navigate portions of the Company’s network and to deploy unique, custom-built malware on the Company’s self-checkout systems to access payment card information of customers who shopped at the Company's U.S. and Canadian stores between April 2014 and September 2014. The investigation of the Data Breach is ongoing, and the Company is supporting law enforcement efforts to identify the responsible parties.
The Company has completed a major payment security project that provides enhanced encryption of payment card data at the point of sale in all of the Company's U.S. stores, offering significant new protection for customers. The new security protection takes raw payment card information and scrambles it to make it unreadable to unauthorized users. Roll-out of enhanced encryption to Canadian stores will be completed by early 2015. The Company is also rolling out EMV chip-and-PIN technology in its U.S. stores, which adds extra layers of payment card protection for customers. Canadian stores are already enabled with EMV chip-and-PIN technology.
Expenses Incurred
In the third quarter of fiscal 2014, the Company recorded $43 million of pretax expenses related to the Data Breach, partially offset by a $15 million receivable for costs the Company believes are reimbursable and probable of recovery under its insurance coverage, for pretax net expenses of $28 million. These expenses are included in Selling, General and Administrative expenses in the accompanying Consolidated Statements of Earnings for the three and nine months ended November 2, 2014. Expenses include costs to investigate the Data Breach; provide identity protection services, including credit monitoring, to impacted customers; increase call center staffing; and pay legal and other professional services, all of which were expensed as incurred.
Litigation, Claims and Government Investigations
In addition to the above expenses, the Company believes it is probable that the payment card networks will make claims against the Company. The ultimate amount of these claims will likely include amounts for incremental counterfeit fraud losses and non-ordinary course operating expenses (such as card reissuance costs) that the payment card networks assert they or their issuing banks have incurred. In order for the Company to have liability for such claims, the Company believes it would have to be

THE HOME DEPOT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

determined, among other things, that (1) at the time of the Data Breach the portion of the Company’s network that handles payment card data was noncompliant with applicable data security standards, and (2) the alleged noncompliance caused at least some portion of the compromise of payment card data that occurred during the Data Breach. Although an independent third-party assessor found the portion of the Company’s network that handles payment card data to be compliant with applicable data security standards in the fall of 2013, the process of obtaining such certification for 2014 was ongoing at the time of the Data Breach and the forensic investigator working on behalf of the payment card networks may claim that the Company was not in compliance with those standards at the time of the Data Breach. As a result, the Company believes it is probable that the payment card networks will make claims against it and that the Company will dispute those claims. When those claims are asserted, the Company will have to determine, based on the facts and information then available to it, whether to litigate or seek to settle those claims. At this time, the Company believes it is probable that the claims will be asserted and that settlement negotiations will ensue, and believes that a loss in connection with these claims is reasonably possible. The Company cannot reasonably estimate a range of possible losses because no claims have yet been asserted and because there are significant factual and legal issues to be resolved. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. The Company believes it is reasonably possible that the ultimate amount paid on payment card network claims could be material to the Company's consolidated financial condition, results of operations, or cash flows in future periods.
In addition, at least 44 actions have been filed in courts in the U.S. and Canada, and other claims may be asserted against the Company on behalf of customers, payment card brands, payment card issuing banks, shareholders or others seeking damages or other related relief, allegedly arising from the Data Breach. Furthermore, several state and federal agencies, including State Attorneys General, are investigating events related to the Data Breach, including how it occurred, its consequences and the Company's responses. The Company is cooperating in the governmental investigations, and the Company may be subject to fines or other obligations. While a loss from these matters is reasonably possible, the Company is not able to estimate the costs, or range of costs, related to these matters because the proceedings remain in the early stages, alleged damages have not been specified, there is uncertainty as to the likelihood of a class or classes being certified or the ultimate size of any class if certified, and there are significant factual and legal issues to be resolved. The Company has not concluded that a loss from these matters is probable; therefore, the Company has not recorded an accrual for litigation, claims and governmental investigations in the third quarter of fiscal 2014. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. The Company believes that it is reasonably possible that the ultimate amount paid on these actions, claims and investigations could be material to the Company’s consolidated financial condition, results of operations, or cash flows in future periods.
Future Costs
The Company expects to incur significant legal and other professional services expenses associated with the Data Breach in future periods. The Company will recognize these expenses as services are received. Costs related to the Data Breach that may be incurred in future periods may also include credit card fraud and card reissuance costs for the Company's private label credit card program, as well as incremental expenses and capital investments for remediation activities. The Company believes that it is reasonably possible that the ultimate amount paid on these services and claims could be material to the Company’s consolidated financial condition, results of operations, or cash flows in future periods.
Insurance Coverage
The Company maintains $100 million of network security and privacy liability insurance coverage, above a $7.5 million deductible, to limit the Company's exposure to losses such as those related to the Data Breach. As of November 2, 2014, the Company has recorded a receivable of $15 million for costs the Company has incurred to date that it believes are reimbursable and probable of recovery under its insurance coverage.

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

THE HOME DEPOT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the first quarter of fiscal 2014, the Principal Shareholders elected to sell shares in a secondary public offering of HD Supply common stock. Under the terms of a registration rights agreement among the Company, HD Supply and the Principal Shareholders (the "Registration Rights Agreement"), the Company had the right to include a portion of its shares in the offering, and the Company elected to do so. As a result, the restrictions on 3.9 million shares were lifted so that they could be sold in the offering. The Company received $97 million of proceeds from the sale of these shares and recognized a corresponding gain in the first quarter of fiscal 2014.
In the second quarter of fiscal 2014, the underwriters of the secondary public offering exercised their overallotment option to sell additional shares of HD Supply common stock to the public. As a result, the Company sold 600 thousand additional shares of HD Supply common stock, for which it received $15 million of proceeds and recognized a corresponding gain in the second quarter of fiscal 2014.
In the third quarter of fiscal 2014, two of the Principal Shareholders elected to sell additional shares of HD Supply common stock in a secondary public offering. Under the terms of the Registration Rights Agreement, the Company had the right to include a portion of its shares in the offering, and the Company elected to do so. As a result, the Company sold 3.6 million additional shares of HD Supply common stock, for which it received $100 million of proceeds and recognized a corresponding gain in the third quarter of fiscal 2014.
The total pretax gain of $212 million is included in Interest and Investment Income in the accompanying Consolidated Statements of Earnings for the nine months ended November 2, 2014. The remaining 8.2 million shares owned by the Company, which represent approximately 4% of the shares of HD Supply common stock outstanding, continue to be accounted for using the cost method as the restrictions on these shares remain in place.

4.	ACCELERATED SHARE REPURCHASE AGREEMENTS
In the first quarter of fiscal 2014, the Company entered into an Accelerated Share Repurchase ("ASR") agreement with a third-party financial institution to repurchase $950 million of the Company’s common stock. Under this agreement, the Company paid $950 million to the financial institution and received an initial delivery of 9.5 million shares in the first quarter of fiscal 2014. The transaction was completed later in the first quarter of fiscal 2014, at which time the Company received 2.6 million additional shares. The final number of shares delivered upon settlement of the $950 million ASR agreement was determined with reference to the average price of the Company's common stock over the term of the agreement. The $950 million of shares repurchased is included in Treasury Stock in the accompanying Consolidated Balance Sheets as of November 2, 2014.
In the second quarter of fiscal 2014, the Company entered into an ASR agreement with a third-party financial institution to repurchase $1.75 billion of the Company’s common stock. Under this agreement, the Company paid $1.75 billion to the financial institution and received an initial delivery of 16.9 million shares in the second quarter of fiscal 2014. The transaction was completed in the third quarter of fiscal 2014, at which time the Company received 4.5 million additional shares. The final number of shares delivered upon settlement of the $1.75 billion ASR agreement was determined with reference to the average price of the Company's common stock over the term of the agreement. The $1.75 billion of shares repurchased is included in Treasury Stock in the accompanying Consolidated Balance Sheets as of November 2, 2014.

5.	LONG-TERM DEBT
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

6.	FAIR VALUE MEASUREMENTS
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The assets and liabilities of the Company that are measured at fair value on a recurring basis as of November 2, 2014 and February 2, 2014 were as follows (amounts in millions):

	Fair Value at November 2, 2014 Using			Fair Value at February 2, 2014 Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative agreements - assets	$—	$31	$—	$—	$30	$—
Derivative agreements - liabilities	—	(1)	—	—	(10)	—
Total	$—	$30	$—	$—	$20	$—
The Company uses derivative financial instruments from time to time in the management of its interest rate exposure on long-term debt and its exposure on foreign currency fluctuations. The fair value of the Company’s derivative financial instruments was measured using level 2 inputs.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Long-lived assets were analyzed for impairment on a nonrecurring basis using fair value measurements with unobservable inputs (level 3). Impairment charges related to long-lived assets in the first nine months of fiscal 2014 and 2013 were not material.
During the third quarter of fiscal 2014, the Company completed its annual assessment of the recoverability of Goodwill for its U.S., Canada and Mexico reporting units. The Company performed qualitative assessments, concluding that the fair value of the reporting units was not more likely than not less than the carrying value. Accordingly, no Goodwill impairments were recorded for these reporting units.
The aggregate fair value of the Company’s senior notes, based on quoted market prices, was $18.0 billion and $15.6 billion at November 2, 2014 and February 2, 2014, respectively, compared to a carrying value of $16.2 billion and $14.2 billion at November 2, 2014 and February 2, 2014, respectively.

THE HOME DEPOT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES
The reconciliation of basic to diluted weighted average common shares for the three and nine months ended November 2, 2014 and November 3, 2013 was as follows (amounts in millions):

	Three Months Ended		Nine Months Ended
	November 2, 2014	November 3, 2013	November 2, 2014	November 3, 2013
Weighted average common shares	1,327	1,408	1,348	1,438
Effect of potentially dilutive securities:
Stock plans	7	9	8	10
Diluted weighted average common shares	1,334	1,417	1,356	1,448
Stock plans consist of shares granted under the Company’s employee stock plans. Options to purchase 444 thousand and 1 million shares of common stock for the three months ended November 2, 2014 and November 3, 2013, respectively, and options to purchase 1 million and 1 million shares of common stock for the nine months ended November 2, 2014 and November 3, 2013, respectively, were excluded from the computation of Diluted Earnings per Share because their effect would have been anti-dilutive.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
The Home Depot, Inc.:
We have reviewed the Consolidated Balance Sheet of The Home Depot, Inc. and subsidiaries as of November 2, 2014, the related Consolidated Statements of Earnings and Comprehensive Income for the three-month and nine-month periods ended November 2, 2014 and November 3, 2013, and the related Consolidated Statements of Cash Flows for the nine-month periods ended November 2, 2014 and November 3, 2013. These Consolidated Financial Statements are the responsibility of the Company’s management.
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
November 24, 2014

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
Certain statements contained herein regarding our future performance constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may relate to, among other things, the demand for our products and services; net sales growth; comparable store sales; effects of competition; state of the economy; state of the residential construction, housing and home improvement markets; state of the credit markets, including mortgages, home equity loans and consumer credit; demand for credit offerings; inventory and in-stock positions; implementation of store, interconnected retail and supply chain initiatives; management of relationships with our suppliers and vendors; the impact and expected outcome of investigations, inquiries, claims and litigation related to our recent data breach; continuation of share repurchase programs; net earnings performance; earnings per share; capital allocation and expenditures; liquidity; return on invested capital; expense leverage; stock-based compensation expense; commodity price inflation and deflation; the ability to issue debt on terms and at rates acceptable to us; the effect of accounting charges; the effect of adopting certain accounting standards; store openings and closures; and financial outlook.
Forward-looking statements are based on currently available information and our current assumptions, expectations and projections about future events. You should not rely on our forward-looking statements. These statements are not guarantees of future performance and are subject to future events, risks and uncertainties – many of which are beyond our control or are currently unknown to us – as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. These risks and uncertainties include, but are not limited to, those described in Part II, Item 1A, "Risk Factors" and elsewhere in this report. You should read such information in conjunction with our Consolidated Financial Statements and related notes and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this report. There also may be other factors that we cannot anticipate or that are not described in this report, generally because we do not currently perceive them to be material. Such factors could cause results to differ materially from our expectations.
Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements other than as required by law. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the Securities and Exchange Commission ("SEC").
EXECUTIVE SUMMARY AND SELECTED CONSOLIDATED STATEMENTS OF EARNINGS DATA
For the third quarter of fiscal 2014, we reported Net Earnings of $1.5 billion and Diluted Earnings per Share of $1.15 compared to Net Earnings of $1.4 billion and Diluted Earnings per Share of $0.95 for the third quarter of fiscal 2013. For the first nine months of fiscal 2014, we reported Net Earnings of $5.0 billion and Diluted Earnings per Share of $3.66 compared to Net Earnings of $4.4 billion and Diluted Earnings per Share of $3.02 for the first nine months of fiscal 2013.
The results for the third quarter and first nine months of fiscal 2014 included $28 million of pretax net expenses related to a breach of our payment data systems (the "Data Breach"). The results for the first nine months of fiscal 2014 included a $212 million pretax gain related to the sale of a portion of our equity ownership in HD Supply Holdings, Inc. ("HD Supply"), of which $100 million was recognized in the third quarter of fiscal 2014.
Net Sales increased 5.4% to $20.5 billion for the third quarter of fiscal 2014 from $19.5 billion for the third quarter of fiscal 2013. For the first nine months of fiscal 2014, Net Sales increased 4.7% to $64.0 billion from $61.1 billion for the first nine months of fiscal 2013. Our total comparable store sales increased 5.2% in the third quarter of fiscal 2014, driven by a 3.1% increase in our comparable store customer transactions and a 2.1% increase in our comparable store average ticket. Comparable store sales for our U.S. stores increased 5.8% in the third quarter of fiscal 2014. For the first nine months of fiscal 2014, our total comparable store sales increased 4.6%, and comparable store sales for our U.S. stores increased 5.2%.
Data Breach
In the third quarter of fiscal 2014, we confirmed that our payment data systems were breached, which could potentially impact customers who used payment cards at our U.S. and Canadian stores. Our investigation to date has determined the intruder used a vendor’s user name and password to enter the perimeter of our network. The intruder then acquired elevated rights that allowed it to navigate portions of our network and to deploy unique, custom-built malware on our self-checkout systems to access payment card information of up to 56 million customers who shopped at our U.S. and Canadian stores between April 2014 and September 2014. On September 18, 2014, we confirmed that the malware used in the Data Breach had been eliminated from our systems. There is no evidence that debit PIN numbers were compromised or that the Data Breach impacted stores in Mexico or customers who shopped online at HomeDepot.com or HomeDepot.ca. In addition, we announced on November 6, 2014 that separate files containing approximately 53 million email addresses were also taken during the Data

Breach. These files did not contain passwords, payment card information or other sensitive personal information. The investigation of the Data Breach is ongoing, and we are supporting law enforcement efforts to identify the responsible parties.
We have completed a major payment security project that provides enhanced encryption of payment card data at the point of sale in all of our U.S. stores, offering significant new protection for customers. The new security protection takes raw payment card information and scrambles it to make it unreadable to unauthorized users. Roll-out of enhanced encryption to our Canadian stores will be completed by early 2015. We are also rolling out EMV chip-and-PIN technology in our U.S. stores, which adds extra layers of payment card protection for customers. Our Canadian stores are already enabled with EMV chip-and-PIN technology.
Expenses Incurred
In the third quarter of fiscal 2014, we recorded $43 million of pretax expenses related to the Data Breach, partially offset by a $15 million receivable for costs we believe are reimbursable and probable of recovery under our insurance coverage, for pretax net expenses of $28 million. These expenses are included in Selling, General and Administrative expenses in the accompanying Consolidated Statements of Earnings for the three and nine months ended November 2, 2014. Expenses include costs to investigate the Data Breach; provide identity protection services, including credit monitoring, to impacted customers; increase call center staffing; and pay legal and other professional services, all of which were expensed as incurred.
Litigation, Claims and Government Investigations
In addition to the above expenses, we believe it is probable that the payment card networks will make claims against us. The ultimate amount of these claims will likely include amounts for incremental counterfeit fraud losses and non-ordinary course operating expenses (such as card reissuance costs) that the payment card networks assert they or their issuing banks have incurred. In order for us to have liability for such claims, we believe it would have to be determined, among other things, that (1) at the time of the Data Breach the portion of our network that handles payment card data was noncompliant with applicable data security standards, and (2) the alleged noncompliance caused at least some portion of the compromise of payment card data that occurred during the Data Breach. Although an independent third-party assessor found the portion of our network that handles payment card data to be compliant with applicable data security standards in the fall of 2013, the process of obtaining such certification for 2014 was ongoing at the time of the Data Breach and the forensic investigator working on behalf of the payment card networks may claim that we were not in compliance with those standards at the time of the Data Breach. As a result, we believe it is probable that the payment card networks will make claims against us and that we will dispute those claims. When those claims are asserted, we will have to determine, based on the facts and information then available to us, whether to litigate or seek to settle those claims. At this time, we believe it is probable that the claims will be asserted and that settlement negotiations will ensue, and believe that a loss in connection with these claims is reasonably possible. We cannot reasonably estimate a range of possible losses because no claims have yet been asserted and because there are significant factual and legal issues to be resolved. We will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. We believe it is reasonably possible that the ultimate amount paid on payment card network claims could be material to our consolidated financial condition, results of operations, or cash flows in future periods.
In addition, at least 44 actions have been filed in courts in the U.S. and Canada, and other claims may be asserted against us on behalf of customers, payment card brands, payment card issuing banks, shareholders or others seeking damages or other related relief, allegedly arising from the Data Breach. Furthermore, several state and federal agencies, including State Attorneys General, are investigating events related to the Data Breach, including how it occurred, its consequences and our responses. We are cooperating in the governmental investigations, and we may be subject to fines or other obligations. While a loss from these matters is reasonably possible, we are not able to estimate the costs, or range of costs, related to these matters because the proceedings remain in the early stages, alleged damages have not been specified, there is uncertainty as to the likelihood of a class or classes being certified or the ultimate size of any class if certified, and there are significant factual and legal issues to be resolved. We have not concluded that a loss from these matters is probable; therefore, we have not recorded an accrual for litigation, claims and governmental investigations in the third quarter of fiscal 2014. We will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. We believe that it is reasonably possible that the ultimate amount paid on these actions, claims and investigations could be material to our consolidated financial condition, results of operations, or cash flows in future periods.
Future Costs
We expect to incur significant legal and other professional services expenses associated with the Data Breach in future periods. We will recognize these expenses as services are received. Costs related to the Data Breach that may be incurred in future periods may also include credit card fraud and card reissuance costs for our private label credit card program, as well as incremental expenses and capital investments for remediation activities. We believe that it is reasonably possible that the ultimate amount paid on these services and claims could be material to our consolidated financial condition, results of operations, or cash flows in future periods.
Insurance Coverage
We maintain $100 million of network security and privacy liability insurance coverage, above a $7.5 million deductible, to limit our exposure to losses such as those related to the Data Breach. As of November 2, 2014, we have recorded a receivable of $15 million for costs we have incurred to date that we believe are reimbursable and probable of recovery under our insurance coverage.
Key Initiatives
In the third quarter and first nine months of fiscal 2014, we continued to focus on the following key initiatives:
Customer Service – Our focus on customer service is anchored on the principles of creating an emotional connection with customers, putting customers first, taking care of our associates and simplifying the business. In the first nine months of fiscal 2014, we continued to make enhancements to our FIRST phone, an associate and customer service tool. These enhancements include plans to introduce the next generation of our FIRST phone to store associates throughout the remainder of fiscal 2014, which will allow for internet access to assist with questions and online orders and will be equipped to complete the check-out process in the aisle for our customers.
Product Authority – Our focus on product authority is facilitated by our merchandising transformation and portfolio strategy, which is aimed at delivering product innovation, assortment and value. Using our new merchandising assortment planning and pricing tools, we completed a reset in fasteners resulting in a more effective mix of our private label brand, Everbilt, with national brands. This reset also allowed us to introduce a larger assortment of innovative specialty fasteners. We also adjusted the cabinet hardware assortment throughout the U.S. to better serve our customers on a local level.
We continued to partner with suppliers to introduce innovative new products and value to our customers. This includes plans to add 21 new Kohler products to our bath and kitchen faucet assortment and to introduce new products for our professional customers featuring an exclusive series of carbide tipped reciprocating blades from Diablo.
Disciplined Capital Allocation, Productivity and Efficiency – Our approach to driving productivity and efficiency is advanced through continuous operational improvement in the stores and our supply chain, disciplined capital allocation and building shareholder value through higher returns on invested capital and total value returned to shareholders in the form of dividends and share repurchases. During the third quarter of fiscal 2014, we settled a $1.75 billion Accelerated Share Repurchase (“ASR”) agreement that was entered into in the second quarter of fiscal 2014. We received a total of 21.4 million shares of our common stock under the $1.75 billion ASR agreement, including 4.5 million shares received upon settlement of the agreement in the third quarter of fiscal 2014. Also in the third quarter of fiscal 2014, we repurchased 24.2 million shares of our common stock through the open market. During the first nine months of fiscal 2014, we repurchased a total of 67.6 million shares of our common stock for $5.7 billion through ASR agreements and the open market.
We opened two new stores in Mexico during the third quarter of fiscal 2014, for a total store count of 2,266 at the end of the quarter. As of the end of the third quarter of fiscal 2014, a total of 289 of our stores, or 12.8%, were located in Canada and Mexico.
We generated $6.2 billion of cash flow from operations in the first nine months of fiscal 2014. This cash flow, along with $2.0 billion of long-term debt issued in the second quarter of fiscal 2014 and cash on hand, was used to fund $5.6 billion of share repurchases, pay $1.9 billion of dividends and fund $999 million in capital expenditures.
Our return on invested capital (computed on net operating profit after tax for the trailing twelve months and the average of beginning and ending long-term debt and equity) was 22.2% for the third quarter of fiscal 2014 compared to 19.7% for the third quarter of fiscal 2013.
Interconnected Retail – Our focus on interconnected retail, which connects our other three key initiatives, is based on building a competitive and seamless platform across all commerce channels. During the first nine months of fiscal 2014, we continued to enhance our website and mobile experience, resulting in increased traffic to our websites, increased online sales conversion rates and an increase in the number of orders being picked up in our stores. We improved navigation, enhanced search capabilities and expanded chat functionality across our online platforms during the third quarter of fiscal 2014. Sales from our online channels increased almost 40% for the third quarter and first nine months of fiscal 2014 compared to the same periods last year and represented approximately 4.4% of our total Net Sales at the end of the third quarter of fiscal 2014. Additionally, almost 40% of our online orders are picked up in our stores through our Buy Online, Pick-up In Store ("BOPIS") and Buy Online, Ship to Store ("BOSS") programs. As a result, we are installing dedicated storage bays in approximately 550 stores to help improve our customers' experience when picking up their orders. We also opened our second of three planned direct fulfillment centers, located in Perris, California, during the third quarter of fiscal 2014. These highly automated facilities will support our online growth by providing a balance of cost efficiency and speed in shipping online orders to meet our customers' needs.
We believe the selected sales data, the percentage relationship between Net Sales and major categories in the Consolidated Statements of Earnings and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations.

	% of Net Sales				% Increase (Decrease) in Dollar Amounts
	Three Months Ended		Nine Months Ended
	November 2, 2014	November 3, 2013	November 2, 2014	November 3, 2013	Three Months	Nine Months
NET SALES	100.0%	100.0%	100.0%	100.0%	5.4%	4.7%
GROSS PROFIT	35.0	34.9	34.7	34.7	5.7	4.9
Operating Expenses:
Selling, General and Administrative	20.6	21.0	19.9	20.6	3.0	1.1
Depreciation and Amortization	2.0	2.1	1.9	2.0	1.5	2.0
Total Operating Expenses	22.6	23.1	21.8	22.6	2.8	1.2

OPERATING INCOME	12.4	11.8	12.9	12.1	11.3	11.8
Interest and Other (Income) Expense:
Interest and Investment Income	(0.5)	—	(0.3)	—	N/M	N/M
Interest Expense	1.1	1.0	1.0	0.9	14.1	16.6
Interest and Other, net	0.6	1.0	0.6	0.9	(39.9)	(24.2)

EARNINGS BEFORE PROVISION FOR INCOME TAXES	11.9	10.8	12.3	11.3	15.9	14.5
Provision for Income Taxes	4.4	3.9	4.6	4.1	19.8	16.1
NET EARNINGS	7.5%	6.9%	7.8%	7.2%	13.8%	13.6%
SELECTED SALES DATA
Number of Customer Transactions (in millions)	355.4	344.3	1,109.5	1,074.6	3.2%	3.3%
Average Ticket	$57.55	$56.27	$57.90	$56.99	2.3%	1.6%
Sales per Square Foot	$347.79	$328.69	$361.73	$346.64	5.8%	4.4%
Comparable Store Sales Increase (%)(1)	5.2%	7.4%	4.6%	7.6%	N/A	N/A
Online Sales (% of Net Sales)(2)	4.4%	3.3%	4.3%	3.2%	39.6%	38.9%
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

N/A – Not Applicable
N/M – Not Meaningful

RESULTS OF OPERATIONS
Net Sales for the third quarter of fiscal 2014 increased 5.4% to $20.5 billion from $19.5 billion for the third quarter of fiscal 2013. For the first nine months of fiscal 2014, Net Sales increased 4.7% to $64.0 billion from $61.1 billion for the comparable period of fiscal 2013. The increase in Net Sales for the third quarter and first nine months of fiscal 2014 reflects the impact of positive comparable store sales driven by customer transactions and average ticket growth. Total comparable store sales increased 5.2% for the third quarter of fiscal 2014 on top of an increase of 7.4% for the third quarter of fiscal 2013. For the first nine months of fiscal 2014, total comparable stores sales increased 4.6% on top of an increase of 7.6% for the same period of fiscal 2013.
The positive comparable store sales for the third quarter and first nine months of fiscal 2014 reflect a number of factors, including the execution of our key initiatives, continued strength in our maintenance and repair categories, and an improved U.S. home improvement market. All of our departments posted positive comparable store sales for the third quarter and first nine months of fiscal 2014. Comparable store sales for our Millwork, Tools, Kitchen, Indoor Garden, Lumber, Lighting, Bath and Plumbing product categories were above the Company average for the third quarter of fiscal 2014. Further, our comparable store customer transactions increased 3.1% and 3.2% for the third quarter and first nine months of fiscal 2014, respectively. Our comparable store average ticket increased 2.1% and 1.5% for the third quarter and first nine months of fiscal 2014, respectively, due in part to strong sales in big ticket purchases, such as water heaters, flooring and countertops.
Gross Profit increased 5.7% to $7.2 billion for the third quarter of fiscal 2014 from $6.8 billion for the third quarter of fiscal 2013. Gross Profit increased 4.9% to $22.2 billion for the first nine months of fiscal 2014 from $21.2 billion for the first nine months of fiscal 2013. Gross Profit as a percent of Net Sales increased 10 basis points to 35.0% for the third quarter of fiscal 2014 compared to 34.9% for the third quarter of fiscal 2013. For the first nine months of both fiscal 2014 and 2013, Gross Profit as a percent of Net Sales was 34.7%. Gross profit margin for the third quarter of fiscal 2014 reflects benefits from our supply chain and lower deferred financing costs, partially offset by higher shrink. Gross profit margin for the first nine months of fiscal 2014 reflects benefits from sales mix changes partially offset by higher shrink.
Selling, General and Administrative expenses ("SG&A") increased 3.0% to $4.2 billion for the third quarter of fiscal 2014 from $4.1 billion for the third quarter of fiscal 2013, and increased 1.1% to $12.7 billion for the first nine months of fiscal 2014 from $12.6 billion for the first nine months of fiscal 2013. SG&A for the third quarter and first nine months of fiscal 2014 included $43 million of pretax expenses related to the Data Breach, partially offset by a $15 million receivable for costs we believe are reimbursable and probable of recovery under our insurance coverage, for pretax net expenses of $28 million. As a percent of Net Sales, SG&A was 20.6% for the third quarter of fiscal 2014 compared to 21.0% for the third quarter of fiscal 2013. For the first nine months of fiscal 2014, SG&A as a percent of Net Sales was 19.9% compared to 20.6% for the same period last year. The decrease in SG&A as a percent of Net Sales for the third quarter and first nine months of fiscal 2014 reflects expense leverage resulting from the positive comparable store sales environment, strong expense controls, and lower management bonuses than last year, partially offset by expenses related to the Data Breach.
Depreciation and Amortization increased 1.5% to $415 million for the third quarter of fiscal 2014 from $409 million for the third quarter of fiscal 2013. Depreciation and Amortization was $1.2 billion for the first nine months of both fiscal 2014 and 2013. Depreciation and Amortization as a percent of Net Sales was 2.0% for the third quarter of fiscal 2014 compared to 2.1% for the third quarter of 2013, and was 1.9% for the first nine months of fiscal 2014 compared to 2.0% for the same period of fiscal 2013. The decrease in Depreciation and Amortization as a percent of Net Sales for the third quarter and first nine months of fiscal 2014 reflects expense leverage resulting from the positive comparable store sales environment, offset by higher depreciation related to capital expenditures that in recent years have been more heavily weighted toward technology assets, which have shorter depreciable lives.
Operating Income increased 11.3% to $2.6 billion for the third quarter of fiscal 2014 from $2.3 billion for the third quarter of fiscal 2013. Operating Income increased 11.8% to $8.3 billion for the first nine months of fiscal 2014 from $7.4 billion for the first nine months of fiscal 2013.
For the third quarter of fiscal 2014, we recognized $113 million of Interest and Other, net, compared to $188 million for the third quarter of fiscal 2013. We recognized $395 million of Interest and Other, net, for the first nine months of fiscal 2014 compared to $521 million for the same period last year. Interest and Other, net, as a percent of Net Sales was 0.6% for the third quarter of fiscal 2014 compared to 1.0% for the third quarter of fiscal 2013. For the first nine months of fiscal 2014, Interest and Other, net, as a percent of Net Sales was 0.6% compared to 0.9% for the same period last year. These results reflect a $212 million pretax gain in the first nine months of fiscal 2014 related to the sale of a portion of our equity ownership in HD Supply, of which $100 million was recognized in the third quarter of fiscal 2014. This was partially offset by additional interest expense incurred in the third quarter and first nine months of fiscal 2014 as a result of the long-term debt issued in June 2014, as well as interest on some state tax settlements.

Our combined effective income tax rate was 37.0% for the first nine months of fiscal 2014 compared to 36.5% for the first nine months of fiscal 2013.

Diluted Earnings per Share were $1.15 and $3.66 for the third quarter and first nine months of fiscal 2014, respectively, compared to $0.95 and $3.02 for the third quarter and first nine months of fiscal 2013, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Cash flow generated from operations provides us with a significant source of liquidity. During the first nine months of fiscal 2014, Net Cash Provided by Operating Activities was $6.2 billion compared to $6.0 billion for the same period in fiscal 2013. This increase was primarily due to a $594 million increase in Net Earnings resulting from higher comparable store sales and expense controls partially offset by $292 million less in cash provided by a change in Merchandise Inventories due in part to supply chain disruptions.
Net Cash Used in Investing Activities for the first nine months of fiscal 2014 was $767 million compared to $945 million for the same period in fiscal 2013. This change was primarily due to $212 million of proceeds from the sale of a portion of our equity ownership in HD Supply partially offset by a $35 million increase in Capital Expenditures in the first nine months of fiscal 2014 compared to the same period last year.
Net Cash Used in Financing Activities for the first nine months of fiscal 2014 was $5.2 billion compared to $2.7 billion for the same period of fiscal 2013. This change was primarily the result of $3.2 billion less of net proceeds from long-term borrowings and $213 million more in cash dividends paid to stockholders, partially offset by $868 million less in repurchases of common stock in the first nine months of fiscal 2014 compared to the same period last year.
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
In the second quarter of fiscal 2014, we entered into an ASR agreement with a third-party financial institution to repurchase $1.75 billion of our common stock. Under this agreement, we paid $1.75 billion to the financial institution and received an initial delivery of 16.9 million shares in the second quarter of fiscal 2014. The transaction was completed in the third quarter of fiscal 2014, at which time we received 4.5 million additional shares. The final number of shares delivered upon settlement of the $1.75 billion ASR agreement was determined with reference to the average price of our common stock over the term of the agreement. In the first nine months of fiscal 2014, we also repurchased 34.1 million additional shares of our common stock for $3.0 billion in the open market.
We have commercial paper programs that allow for borrowings up to $2.0 billion. In connection with the programs, we have a back-up credit facility with a consortium of banks for borrowings up to $2.0 billion. The credit facility expires in July 2017 and contains various restrictive covenants. At November 2, 2014, we were in compliance with all of the covenants, and they are not expected to impact our liquidity or capital resources. As of November 2, 2014, there were no borrowings outstanding under the commercial paper programs or the related credit facility.
As of November 2, 2014, we had $2.2 billion in Cash and Cash Equivalents. We believe that our current cash position, access to the debt capital markets and cash flow generated from operations should be sufficient not only for our operating requirements but also to enable us to complete our capital expenditure programs and fund dividend payments, share repurchases, obligations incurred as a result of the Data Breach and any required long-term debt payments through the next several fiscal years. In addition, we have funds available from our commercial paper programs and the ability to obtain alternative sources of financing.

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
Our exposure to market risks results primarily from fluctuations in interest rates. There have been no material changes to our exposure to market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2014 as filed with the SEC on March 27, 2014 ("2013 Form 10-K").

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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended November 2, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For a description of the litigation and government inquiries related to the Data Breach we discovered in the third quarter of fiscal 2014, see Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 to the Consolidated Financial Statements included in Part I, Item 1, "Financial Statements", which description is incorporated herein by reference.

Item 1A.	Risk Factors
The risks and uncertainties described below could materially and adversely affect our business, financial condition and results of operations and could cause actual results to differ materially from our expectations and projections. You should read these Risk Factors in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 of this report and Item 7 of our 2013 Form 10-K and our Consolidated Financial Statements and related notes in Part I, Item 1 of this report and Item 8 of our 2013 Form 10-K. There also may be other factors that we cannot anticipate or that are not described in this report generally because we do not currently perceive them to be material. Those factors could cause results to differ materially from our expectations.
Strong competition could adversely affect prices and demand for our products and services and could decrease our market share.
We operate in markets that are highly competitive. We compete principally based on customer service, price, store location and appearance, and quality, availability and assortment of merchandise. In each market we serve, there are a number of other home improvement stores, electrical, plumbing and building materials supply houses and lumber yards. With respect to some products and services, we also compete with specialty design stores, showrooms, discount stores, local, regional and national hardware stores, mail order firms, warehouse clubs, independent building supply stores and, to a lesser extent, other retailers, as well as with installers of home improvement products. In addition, we face growing competition from online and multichannel retailers, some of whom have a lower cost structure than ours, as our customers increasingly use computers, tablets, smart phones and other mobile devices to shop online and compare prices and products in real time. Intense competitive pressures from one or more of our competitors or our inability to adapt effectively and quickly to a changing competitive landscape could affect our prices, our margins or demand for our products and services. If we are unable to timely and appropriately respond to these competitive pressures, including through maintenance of superior customer service and customer relationships, our market share and our financial performance could be adversely affected.
We may not timely identify or effectively respond to consumer needs, expectations or trends, which could adversely affect our relationship with customers, our reputation, the demand for our products and services, and our market share.
The success of our business depends in part on our ability to identify and respond promptly to evolving trends in demographics; consumer preferences, expectations and needs; and unexpected weather conditions, while also managing appropriate inventory levels and maintaining high levels of customer service. It is difficult to successfully predict the products and services our customers will demand. As the housing and home improvement market recovers, resulting changes in demand will put further pressure on our ability to meet customer needs and expectations and maintain high service levels. Customer expectations about the methods by which they purchase and receive products or services are also evolving. Customers are increasingly using technology and mobile devices to rapidly compare products and prices and to purchase products. Once products are purchased, customers are seeking alternate options for delivery of those products. We must continually anticipate and adapt to these changes in the purchasing process. We have implemented programs like Buy Online, Ship to Store and Buy Online, Pick-up In Store, and are in the process of rolling out Buy Online, Deliver From Store, but we cannot guarantee that these programs or others we may implement will be implemented successfully or will meet customers’ needs and expectations. Customers are also using social media to provide feedback and information about our Company and products and services in a manner that can be quickly and broadly disseminated. To the extent a customer has a negative experience and shares it over social media, it may impact our brand and reputation. Further, we have an aging store base that requires maintenance and space reallocation initiatives to deliver the shopping environment that our customers desire. Failure to maintain our stores and utilize our store space effectively, to provide a compelling online presence and to timely identify or respond to changing consumer preferences, expectations and home improvement needs could adversely affect our relationship with customers, our reputation, the demand for our products and services, and our market share.

Our success depends upon our ability to attract, train and retain highly qualified associates while also controlling our labor costs.
Our customers expect a high level of customer service and product knowledge from our associates. To meet the needs and expectations of our customers, we must attract, train and retain a large number of highly qualified associates while at the same time controlling labor costs. Our ability to control labor costs is subject to numerous external factors, including prevailing wage rates and health and other insurance costs, as well as the impact of legislation or regulations governing labor relations, minimum wage, or healthcare benefits. In addition, we compete with other retail businesses for many of our associates in hourly positions, and we invest significant resources in training and motivating them to maintain a high level of job satisfaction. These positions have historically had high turnover rates, which can lead to increased training and retention costs, particularly if the economy continues to improve and employment opportunities increase. There is no assurance that we will be able to attract or retain highly qualified associates in the future.
Uncertainty regarding economic conditions and other factors beyond our control could adversely affect demand for our products and services, our costs of doing business and our financial performance.
Our financial performance depends significantly on the stability of the housing, residential construction and home improvement markets, as well as general economic conditions, including changes in gross domestic product. Adverse conditions in or uncertainty about these markets or the economy could adversely impact consumer confidence, causing our customers to delay purchasing or determine not to purchase home improvement products and services. Other factors beyond our control - including high levels of unemployment and foreclosures, interest rate fluctuations, fuel and other energy costs, labor and healthcare costs, the availability of financing, the state of the credit markets, including mortgages, home equity loans and consumer credit, weather, natural disasters and other conditions beyond our control - could further adversely affect demand for our products and services, our costs of doing business and our financial performance.
We discovered a data breach in the third quarter of fiscal 2014 and are still in the process of determining the full extent of its impact and the impact of related government investigations and civil litigation on our results of operations, which could be material.
Our recent Data Breach involved the theft of certain payment card information and customer email addresses through unauthorized access to our network. As a result of the Data Breach, we are facing at least 44 civil lawsuits filed in the U.S. and Canada, and other claims may be asserted on behalf of customers, payment card brands, payment card issuing banks, shareholders, or others seeking damages or other related relief, allegedly arising out of the Data Breach. We are also facing investigations by a number of state and federal agencies. These claims and investigations may adversely affect how we operate our business, divert the attention of management from the operation of the business and result in additional costs and fines. In addition, the governmental agencies investigating the Data Breach may seek to impose injunctive relief, which could materially increase our data security costs, adversely impact how we operate our systems and collect and use customer information, and put us at a competitive disadvantage with other retailers.
Our investigation of the Data Breach is ongoing, and we are still in the process of assessing the financial and other impacts of the Data Breach. It is possible that we will identify additional information that was accessed or stolen, or other unforeseen developments related to the Data Breach could occur, which could have a further adverse impact on our operations, financial results and reputation.
If our efforts to maintain the privacy and security of customer, associate, supplier or Company information are not successful, we could incur substantial additional costs, and become subject to further litigation, enforcement actions, and reputational damage.
Our business, like that of most retailers, involves the receipt, storage and transmission of customers' personal information, consumer preferences and payment card information, as well as confidential information about our associates, our suppliers and our Company. Our information systems are vulnerable to an increasing threat of continually evolving cybersecurity risks. Unauthorized parties may attempt to gain access to our systems or information through fraud or other means of deceiving our associates or third party service providers. Hardware, software or applications we develop or obtain from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. The methods used to obtain unauthorized access, disable or degrade service, or sabotage systems are also constantly changing and evolving, and may be difficult to anticipate or detect for long periods of time. We have implemented and regularly review and update processes and procedures to protect against unauthorized access to or use of secured data and to prevent data loss. However, the ever-evolving threats mean we must continually evaluate and adapt our systems and processes, and there is no guarantee that they will be adequate to safeguard against all data security breaches or misuses of data. Any future significant compromise or breach of our data security, whether external or internal, or misuse of customer, associate, supplier or Company data, could result in additional significant costs, lost sales, fines and lawsuits, and damage to our reputation. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs.
We are subject to payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability and potentially disrupt our business.
We accept payments using a variety of methods, including cash, checks, credit and debit cards, PayPal, our private label credit cards and installment loan program, and gift cards, and we may offer new payment options over time. Acceptance of these payment options subjects us to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. These requirements may change over time or be reinterpreted, making compliance more difficult or costly. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, and other forms of electronic payment. If these companies become unable to provide these services to us, or if their systems are compromised, it could potentially disrupt our business. The payment methods that we offer also subject us to potential fraud and theft by criminals, who are becoming increasingly more sophisticated, seeking to obtain unauthorized access to or exploit weaknesses that may exist in the payment systems, as reflected in our recent Data Breach. If we fail to comply with applicable rules or requirements for the payment methods we accept, or if payment-related data is compromised due to a breach or misuse of data, we may be liable for costs incurred by payment card issuing banks and other third parties or subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments may be impaired. In addition, our customers could lose confidence in certain payment types, which may result in a shift to other payment types or potential changes to our payment systems that may result in higher costs. As a result, our business and operating results could be adversely affected.
A failure of a key information technology system or process could adversely affect our business.
We rely extensively on information technology systems, some of which are managed or provided by third-party service providers, to analyze, process, manage and protect transactions and data. We also rely heavily on the integrity of, security of and consistent access to this data in managing our business. In order for these systems and processes to operate effectively, we or our service providers must periodically maintain and update them. Our systems and the third-party systems we rely on are subject to damage or interruption from a number of causes, including power outages; computer and telecommunications failures; computer viruses; security breaches; cyber-attacks; catastrophic events such as fires, floods, earthquakes, tornadoes, or hurricanes; acts of war or terrorism; and design or usage errors by our associates, contractors or third-party service providers. Although we seek to maintain our systems effectively and to successfully address the risk of compromises of the integrity, security and consistent operations of our systems, we may not be successful in doing so. As a result, we or our service providers could experience errors, interruptions, delays or cessations of service in key portions of our information technology infrastructure, which could significantly disrupt our operations and be costly, time consuming and resource-intensive to remedy.
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
We buy our products from suppliers located throughout the world. Our ability to continue to identify and develop relationships with qualified suppliers who can satisfy our high standards for quality and our need to access products in a timely and efficient manner is a significant challenge. Our ability to access products from our suppliers can be adversely affected by political instability, military conflict, the financial instability of suppliers (particularly in light of continuing economic difficulties in various regions of the world), suppliers’ noncompliance with applicable laws, trade restrictions, tariffs, currency exchange rates, any disruptions in our suppliers’ logistics or supply chain networks, and other factors beyond our or our suppliers’ control.
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
A disruption within our logistics or supply chain network could adversely affect our ability to deliver inventory in a timely manner, which could impair our ability to meet customer demand for products and result in lost sales, increased supply chain costs or damage to our reputation. Such disruptions may result from damage or destruction to our distribution centers, weather-related events, natural disasters, trade restrictions, tariffs, third-party strikes or lock-outs, shipping capacity constraints, supply or shipping interruptions or costs, or other factors beyond our control. Any such disruption could negatively impact our financial performance or financial condition.
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
We act as a general contractor to provide installation services to our do-it-for-me customers through third-party installers. As such, we are subject to regulatory requirements and risks applicable to general contractors, which include management of licensing, permitting and quality of our third-party installers. We have established processes and procedures that provide protections beyond those required by law to manage these requirements and ensure customer satisfaction with the services provided by our third-party installers. If we fail to manage these processes effectively or provide proper oversight of these services, we could suffer lost sales, fines and lawsuits, as well as damage to our reputation, which could adversely affect our business.
Our costs of doing business could increase as a result of changes in, increased enforcement of, or adoption of new federal, state or local laws and regulations.
We are subject to various federal, state and local laws and regulations that govern numerous aspects of our business. Recently, there have been a large number of legislative and regulatory initiatives and reforms, as well as increased enforcement of existing laws and regulations by federal, state and local agencies. Changes in, increased enforcement of, or adoption of new federal, state or local laws and regulations governing minimum wage or living wage requirements, other wage, labor or workplace regulations, cybersecurity and data privacy, the sale of some of our products, transportation, logistics, supply chain transparency, taxes, energy costs or environmental matters could increase our costs of doing business or impact our store operations. Healthcare reform under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 could adversely impact our labor costs and our ability to negotiate favorable terms under our benefit plans for our associates.

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
In addition to the matters discussed above with respect to the Data Breach, we are involved in a number of legal proceedings, including government inquiries and investigations, and consumer, employment, tort and other litigation that arise from time to time in the ordinary course of business. Litigation is inherently unpredictable, and the outcome of some of these proceedings and other contingencies could require us to take or refrain from taking actions which could adversely affect our operations or could result in excessive verdicts. Additionally, defending against these lawsuits and proceedings may involve significant expense and diversion of management’s attention and resources from other matters.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

1.
During the third quarter of fiscal 2014, the Company issued 469 deferred stock units under The Home Depot, Inc. Non-Employee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act") and Rule 506 of the SEC's Regulation D thereunder. The deferred stock units were credited to the accounts of those non-employee directors who elected to receive board retainers in the form of deferred stock units instead of cash during the third quarter of fiscal 2014. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.

2.
During the third quarter of fiscal 2014, the Company credited 1,232 deferred stock units to participant accounts under The Home Depot FutureBuilder Restoration Plan pursuant to an exemption from the registration requirements of the Securities Act for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following the termination of service as described in this plan.

(b) Purchases of Equity Securities

In the first quarter of fiscal 2013, the Board of Directors authorized a $17.0 billion share repurchase program. Through the end of the third quarter of fiscal 2014, the Company has repurchased shares of its common stock having a value of approximately $14.2 billion under this program. The number and average price of shares purchased in each fiscal month of the third quarter of fiscal 2014 are set forth in the table below:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
August 4, 2014 – August 31, 2014(3)	8,277,922	$86.49	8,271,993	$4,656,277,016
September 1, 2014 – September 28, 2014	5,874,060	$91.63	5,798,414	$4,125,026,590
September 29, 2014 – November 2, 2014	14,691,628	$93.11	14,689,800	$2,757,286,546

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

(3)
In the second quarter of fiscal 2014, the Company paid $1.75 billion under an ASR agreement and received an initial delivery of 16.9 million shares. The transaction was completed in the third quarter of fiscal 2014, at which time the Company received 4.5 million additional shares. The Average Price Paid Per Share was calculated with reference to the average stock price of the Company's common stock over the term of the ASR agreement. See Note 4 to the Consolidated Financial Statements included in this report.

Item 6.	Exhibits
Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the references in brackets. All other exhibits are filed or furnished herewith.

*3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q filed on September 1, 2011, Exhibit 3.1]

*3.2	By-Laws of The Home Depot, Inc. (Amended and Restated Effective August 21, 2014). [Form 8-K filed on August 21, 2014, Exhibit 3.2]

10.1†	Employment Arrangement between Francis S. Blake and The Home Depot, Inc., dated October 16, 2014.

10.2†	Employment Arrangement between Craig A. Menear and The Home Depot, Inc., dated October 16, 2014.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1	Acknowledgement of Independent Registered Public Accounting Firm, dated November 24, 2014.

31.1	Certification of the Chief Executive Officer and President pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and President furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Chief Financial Officer and Executive Vice President – Corporate Services furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended November 2, 2014, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

________

†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HOME DEPOT, INC.
(Registrant)

By:	/s/ CRAIG A. MENEAR
Craig A. Menear
Chief Executive Officer and President

/s/ CAROL B. TOMÉ
Carol B. Tomé
Chief Financial Officer and
Executive Vice President – Corporate Services

November 24, 2014
(Date)

INDEX TO EXHIBITS

Exhibit	Description

Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the references in brackets. All other exhibits are filed or furnished herewith.

*3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q filed on September 1, 2011, Exhibit 3.1]

*3.2	By-Laws of The Home Depot, Inc. (Amended and Restated Effective August 21, 2014). [Form 8-K filed on August 21, 2014, Exhibit 3.2]

10.1†	Employment Arrangement between Francis S. Blake and The Home Depot, Inc., dated October 16, 2014.

10.2†	Employment Arrangement between Craig A. Menear and The Home Depot, Inc., dated October 16, 2014.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1	Acknowledgement of Independent Registered Public Accounting Firm, dated November 24, 2014.

31.1	Certification of the Chief Executive Officer and President pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and President furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Chief Financial Officer and Executive Vice President – Corporate Services furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended November 2, 2014, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

________

†	Management contract or compensatory plan or arrangement.