Form 10-K
period 2015-02-01
HOME DEPOT INC
filed 2015-03-26
CIK 354950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant on August 3, 2014 was $107.2 billion.
The number of shares outstanding of the Registrant’s common stock as of March 6, 2015 was 1,307,394,094 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s proxy statement for the 2015 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K to the extent described herein.

THE HOME DEPOT, INC.
FISCAL YEAR 2014 FORM 10-K

CAUTIONARY STATEMENT PURSUANT TO THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain statements contained herein regarding our future performance constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may relate to, among other things, the demand for our products and services; net sales growth; comparable store sales; effects of competition; state of the economy; state of the residential construction, housing and home improvement markets; state of the credit markets, including mortgages, home equity loans and consumer credit; demand for credit offerings; inventory and in-stock positions; implementation of store, interconnected retail and supply chain initiatives; management of relationships with our suppliers and vendors; the impact and expected outcome of investigations, inquiries, claims and litigation, including those related to our recent data breach; issues related to the types of payment methods we accept and the timing of upgrades and enhancements impacting point of sales devices; continuation of share repurchase programs; net earnings performance; earnings per share; capital allocation and expenditures; liquidity; return on invested capital; expense leverage; stock-based compensation expense; commodity price inflation and deflation; the ability to issue debt on terms and at rates acceptable to us; the effect of accounting charges; the effect of adopting certain accounting standards; store openings and closures; and financial outlook.
Forward-looking statements are based on currently available information and our current assumptions, expectations and projections about future events. You should not rely on our forward-looking statements. These statements are not guarantees of future performance and are subject to future events, risks and uncertainties – many of which are beyond our control, dependent on actions of third parties, or currently unknown to us – as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. These risks and uncertainties include, but are not limited to, those described in Item 1A, "Risk Factors," and elsewhere in this report.
Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements other than as required by law. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the Securities and Exchange Commission ("SEC").

PART I

Item 1. Business.
Introduction
The Home Depot, Inc. is the world’s largest home improvement retailer based on Net Sales for the fiscal year ended February 1, 2015 ("fiscal 2014"). The Home Depot stores sell a wide assortment of building materials, home improvement products and lawn and garden products and provide a number of services. The Home Depot stores average approximately 104,000 square feet of enclosed space, with approximately 24,000 additional square feet of outside garden area. As of the end of fiscal 2014, we had 2,269 The Home Depot stores located throughout the United States, including the Commonwealth of Puerto Rico and the territories of the U.S. Virgin Islands and Guam, Canada and Mexico. When we refer to "The Home Depot," the "Company," "we," "us" or "our" in this report, we are referring to The Home Depot, Inc. and its consolidated subsidiaries.
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

Data Breach
In the third quarter of fiscal 2014, we confirmed that our payment data systems were breached, which impacted customers who used payment cards at our U.S. and Canadian stores (the "Data Breach"). For a description of matters related to the Data Breach, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 13 to the Consolidated Financial Statements included in Item 8, "Financial Statements."
Our Business
Operating Strategy
Over the past several years, we have maintained a consistent strategic framework comprised of three key initiatives – Customer Service; Product Authority; and Disciplined Capital Allocation, Productivity and Efficiency – tied together through our Interconnected Retail initiative. In fiscal 2014, we focused on continuing to enhance our capability to deliver a superior interconnected retail experience for our customers. As customers increasingly expect to be able to buy how, when and where they want, we believe that providing a seamless shopping experience across multiple channels, featuring innovative and expanded product choices, will be a key enabler for future success. Becoming a best-in-class interconnected retailer is growing in importance as the line between online and in-store shopping continues to blur. Our interconnected retail initiative supports and connects the three other key initiatives of our long-standing strategic framework, with the overall goal of strengthening the connectivity between our stores and our online channels and our connectivity with our customers.
Our interconnected retail efforts are woven through each of our other three initiatives, each of which is discussed in more detail below. For example, under our customer service initiative, we strengthened connectivity in fiscal 2014 by rolling out the next generation of the FIRST Phone, a handheld mobile customer service tool used by our store associates. Under our product authority initiative, we continued to enhance our website and mobile sites, which serve as an extended aisle of products, product information and guidance on projects and services. Under our productivity and efficiency initiative, we continued to optimize our supply chain capabilities to build connectivity among our delivery channels. In fiscal 2014, we started a pilot for Buy Online, Deliver From Store ("BODFS"), which complements our existing interconnected retail programs: Buy Online, Pick-up In Store ("BOPIS"), Buy Online, Ship to Store ("BOSS") and Buy Online, Return In Store ("BORIS").
Customer Service
Our customer service initiative is anchored on the principles of simplifying the business, creating an emotional connection with our customers, putting customers first and taking care of our associates. Our long-standing goal has been to remove complexity from the stores to allow our associates to focus on our customers, and in fiscal 2014 we continued programs to reduce unnecessary store reports, store-based emails and meetings that took away from the time store associates could spend on selling activities.
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

•
Professional Customers. These customers are primarily professional remodelers, general contractors, repairmen, small business owners and tradesmen. We recognize the unique service needs of the professional customer and use our expertise to facilitate their buying experience. We offer a variety of special programs to these customers, including delivery and will-call services, dedicated staff, expanded credit programs, designated parking spaces close to store entrances and bulk pricing programs for both online and in-store purchases. In addition, we maintain a loyalty program, Pro Xtra, that provides our professional customers with discounts on useful business services, exclusive product offers and a purchase tracking tool to enable receipt lookup online and job tracking of purchases across all forms of payment. This program, introduced in fiscal 2013, continued to gain traction, with approximately 2.5 million customers enrolled by the end of fiscal 2014.
We help our DIY, DIFM and professional customers finance their projects by offering private label credit products in our stores through third-party credit providers. In fiscal 2014, our customers opened approximately 2.9 million new The Home Depot private label credit accounts, and at fiscal year end the total number of The Home Depot active account holders was approximately 11 million. Private label credit card sales accounted for approximately 23% of sales in fiscal 2014.
Building Connectivity. In fiscal 2014, we continued to enhance our customers' interconnected shopping experiences through a variety of initiatives. As noted above, we completed the first major upgrade of our FIRST Phone in-store mobile technology. Our new web-enabled handheld devices, which allow mobile checkout, give our associates a simple customer service tool for locating products, checking inventory on hand or simply explaining product features. These capabilities are especially important for our "interconnected" customers. Many of our customers research products online and then go into one of our stores to view the products in person or talk to an associate before making the purchase. While in the store, customers may also go online to access ratings and reviews, compare prices or view our extended assortment. Our web-enabled FIRST Phones help our associates assist with the online experience when they encounter customers in the aisles. Approximately 10% of our online orders were created from inside our stores in fiscal 2014. During fiscal 2014, we also introduced a new mobile app that provides an enhanced in-store map and live chat feature, and we have found that our customers are using this mobile app inside our stores.
We also recognize that customers desire greater visibility, control and options when it comes to receiving their products and services. In addition to our BOPIS, BOSS, and BODFS programs, during fiscal 2014 we developed several delivery enhancements for our customers. We began pilot programs to offer time-specific delivery of orders placed online or in the stores; improve and simplify the in-store experience for scheduling a delivery; and enable customers to self-schedule a delivery on our website. Time-specific delivery capability will be particularly beneficial to our professional customers, who need to ensure their orders are delivered to their job sites at the time that aligns with the project plan to avoid disruptions or delays.
We also made enhancements to our special order and installation process in fiscal 2014. First, we introduced our new Customer Order Management system, which is being rolled out to all U.S. stores. This system is designed to provide greater visibility into and improved execution of special orders by our associates and a more seamless experience for our customers. We also replaced our lead and purchase order management system with a single platform for our third-party installers. In addition to the new interface, installers have the option to integrate directly with our system through a secure data transmission. This system improves communications between installers and the stores and delivers a better customer experience. We also built better connectivity to reduce the time between a customer's initial inquiry for service and the service provider's contact with the customer, which makes it more likely that the customer will proceed with the project.
Our Associates. Our associates are key to our customer service initiative. We empower our associates to deliver excellent customer service through our Customer FIRST training program, which includes enhanced training for our interconnected customers that stresses the importance of quick pickup of merchandise. We also have a number of programs to recognize stores and individual associates for exceptional customer and community service. At the end of fiscal 2014, we employed approximately 371,000 associates, of whom approximately 23,000 were salaried, with the remainder compensated on an hourly or temporary basis. To attract and retain qualified personnel, we seek to maintain competitive salary and wage levels in each market we serve. We measure associate satisfaction regularly, and we believe that our employee relations are very good.
Product Authority
Our product authority initiative is facilitated by our merchandising transformation and portfolio strategy, which is focused on delivering product innovation, assortment and value. In fiscal 2014, we continued to introduce a wide range of innovative new products to our professional, DIFM and DIY customers, while remaining focused on offering everyday values in our stores and online.
Our Products. In fiscal 2014, we introduced a number of innovative and distinctive products to our customers at attractive values. Examples of these new products include Behr Marquee® interior paint; EGO™ 56-volt lithium-ion 3-in-1 cordless lawn mower; Diablo® Pergo® blades from Freud®; touchless toilets from Kohler®; and the My Q Garage universal smartphone controller from Chamberlain®.

During fiscal 2014, we offered a number of proprietary and exclusive brands across a wide range of departments, such as Husky® hand tools and tool storage; Defiant® door locks; Everbilt® hardware fasteners; Hampton Bay® lighting and fans; Vigoro® lawn care products; RIDGID® and Ryobi® power tools; Glacier Bay® bath fixtures; HDX® hardware, storage and cleaning products; Home Decorators Collection® furniture and home décor; and CE Tech® audio-visual accessories. In fiscal 2014, we acquired one of our principal fasteners suppliers, known as Crown Bolt, which provides sourcing, distribution and in-store servicing support for our Everbilt® and related fastener brands. We will continue to assess strategic alliances and relationships with suppliers and opportunities to expand the range of products available under brand names that are exclusive to The Home Depot.
We maintain a global sourcing program to obtain high-quality and innovative products directly from manufacturers around the world. In fiscal 2014, in addition to our sourcing operations at our Store Support Center in Atlanta, Georgia, we maintained seven sourcing offices, located in Shanghai, China; Shenzhen, China; Taipei, Taiwan; Gurgaon, India; Rome, Italy; Monterrey, Mexico and Toronto, Canada.
The percentage of Net Sales of each of our major product categories (and related services) for each of the last three fiscal years is presented in Note 1 to the Consolidated Financial Statements included in Item 8, "Financial Statements." Net Sales outside the U.S. were $8.5 billion, $8.5 billion and $8.4 billion for fiscal 2014, 2013 and 2012, respectively. Long-lived assets outside the U.S. totaled $2.5 billion, $2.9 billion and $3.1 billion as of February 1, 2015, February 2, 2014 and February 3, 2013, respectively.
Quality Assurance. We have both quality assurance and engineering resources dedicated to overseeing the quality of all of our products, whether they are directly imported, locally or globally sourced or proprietary branded products. Through these programs, we have established criteria for supplier and product performance that are designed to ensure that our products comply with applicable international, federal, state and local safety, quality and performance standards. We also have a Supplier Social and Environmental Responsibility Program designed to ensure that our suppliers adhere to the highest standards of social and environmental responsibility.
Building Connectivity. A typical The Home Depot store stocks approximately 30,000 to 40,000 products during the year, including both national brand name and proprietary items. To enhance our merchandising capabilities, we continued to make improvements to our information technology tools in fiscal 2014 to give our merchants and suppliers greater visibility into category and item performance and to better assort products within stores with similar attributes based on local preferences, regulations and demographics. We also continued to use the resources of BlackLocus, Inc., a data analytics and pricing firm we acquired in fiscal 2012, to help us make focused merchandising decisions based on large, complex data sets. We also use these analytics at a store-level to automate and optimize our markdown and clearance process.
As noted above, our online properties complement our stores by serving as an extended aisle, and we offer a significantly broader product assortment through our Home Depot, Home Decorators Collection and Blinds.com websites. For our online user experience, we continued to enhance our websites and mobile sites by improving navigation and search functionalities to allow customers to more easily find and purchase an expanded array of products and provide them with flexibility and convenience for their purchases, for example, through our BOPIS, BOSS and BODFS programs and other delivery enhancements introduced in fiscal 2014. As a result of these efforts, we increased traffic to our websites, online sales conversion rates, and the number of orders being picked up in our stores. For fiscal 2014, we had over 1.2 billion visits to our online properties; sales from our online channels increased over 36% compared to fiscal 2013; and almost 40% of our online orders were picked up in a store, compared to approximately 30% in fiscal 2013.
Energy Saving Products and Programs. The Home Depot has a long-standing commitment to sustainability, as do many of our customers, and we believe our efforts have been successful in creating value for our customers and shareholders. For example, we offer a growing selection of environmentally-preferred products, which supports sustainability and helps our customers save money, energy and water. Through our Eco Options® Program introduced in 2007, we have created product categories that allow consumers to easily identify products that meet specifications for energy efficiency, water conservation, healthy home, clean air and sustainable forestry. As of the end of fiscal 2014, our Eco Options® Program included over 9,000 products. Through this program, we sell products such as ENERGY STAR® certified appliances, compact fluorescent light ("CFL") and LED light bulbs, tankless water heaters and other products, enabling our customers to save on their utility bills. We estimate that in fiscal 2014 we helped consumers save over $630 million in electricity costs through sales of ENERGY STAR® certified products as well as almost 48 billion gallons of water and over $400 million in water bills through the sales of WaterSense®-labeled bath faucets, showerheads, aerators, toilets and irrigation controllers. Additionally, as a result of converting all of our consumer interior paints to "Low VOC" or "Zero VOC" in fiscal 2012, we have eliminated over 55 million pounds of volatile organic compound emissions since the beginning of fiscal 2012 through the end of fiscal 2014.

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
We also support sustainability through our recycling efforts. We continue to offer our nationwide, in-store CFL bulb recycling program launched in 2008. This service is offered to customers free of charge and is available in all U.S. stores. We also maintain an in-store rechargeable battery recycling program. Launched in 2001 and currently done in partnership with Call2Recycle, this program is also available to customers free of charge in all stores throughout the U.S. Through these recycling programs, in fiscal 2014 we helped recycle over 725,000 pounds of CFL bulbs and over 940,000 pounds of rechargeable batteries collected from our customers. In fiscal 2014, we also recycled over 107,000 lead acid batteries collected from our customers under our lead acid battery exchange program, as well as over 200,000 tons of cardboard through a nationwide cardboard recycling program across our U.S. stores. We believe our Eco Options® programs and our recycling efforts drive sales, which in turn benefits our shareholders, in addition to our customers and the environment.
Seasonality. Our business is subject to seasonal influences. Generally, our highest volume of sales occurs in our second fiscal quarter, and the lowest volume occurs during our fourth fiscal quarter.
Competition. Our industry is highly competitive, with competition based primarily on customer service, price, store location and appearance, and quality, availability and assortment of merchandise. Although we are currently the world’s largest home improvement retailer, in each of the markets we serve there are a number of other home improvement stores, electrical, plumbing and building materials supply houses, and lumber yards. With respect to some products and services, we also compete with specialty design stores, showrooms, discount stores, local, regional and national hardware stores, mail order firms, warehouse clubs, independent building supply stores and, to a lesser extent, other retailers, as well as with installers of home improvement products. In addition, we face growing competition from online and multichannel retailers, some of whom have a lower cost structure than ours, as our customers increasingly use computers, tablets, smart phones and other mobile devices to shop online and compare prices and products.
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
Disciplined Capital Allocation, Productivity and Efficiency
We have advanced this initiative through building best-in-class competitive advantages in our information technology and supply chain to better ensure product availability to our customers while managing our costs. During fiscal 2014, we continued to focus on optimizing our supply chain network and improving our inventory, transportation and distribution productivity.
Logistics. Our supply chain operations are focused on creating a competitive advantage through ensuring product availability for our customers, effectively using our investment in inventory, and managing total supply chain costs. Our fiscal 2014 initiatives have been to further optimize and efficiently operate our network, build new logistics capabilities and improve our inventory management systems and processes by investing in information technology.
Our distribution strategy is to provide the optimal flow path for a given product. Rapid Deployment Centers ("RDCs") play a key role in optimizing our network as they allow for aggregation of product needs for multiple stores to a single purchase order and then rapid allocation and deployment of inventory to individual stores upon arrival at the RDC. This results in a simplified ordering process and improved transportation and inventory management. We have 18 mechanized RDCs in the U.S., and we opened our first RDC in Canada in early 2014, with a second Canadian RDC scheduled to open in the second half of fiscal 2015. We also continued our U.S. transload program for imported products in four facilities operated by third parties near ocean ports. Transload facilities allow us to improve our import logistics costs and inventory management by postponing final inventory deployment decisions until product arrives at destination ports.
Over the past several years, we have centralized our inventory planning and replenishment function and continuously improved our forecasting and replenishment technology. This has helped us to improve our product availability and our inventory productivity at the same time. At the end of fiscal 2014, over 95% of our U.S. store products were ordered through central inventory management.
In addition to our RDCs and transload facilities, at the end of fiscal 2014, we operated 34 bulk distribution centers, which handle products distributed optimally on flat bed trucks, in the U.S. and Canada; 21 stocking distribution centers in the U.S., Canada and Mexico; and ten specialty distribution centers, which include offshore consolidation and return logistics centers, in the U.S. and Canada. We remain committed to leveraging our supply chain capabilities to fully utilize and optimize our improved logistics network. For example, we have begun to flow a portion of our BOSS orders through our RDCs, which reduces our transportation costs for those orders.
Building Connectivity. We also believe that using our almost 2,000 U.S. stores as a network of convenient locations for our customers who shop online and use our BOPIS, BOSS and BORIS programs provides us with a competitive advantage. As noted above, in fiscal 2014, we started a pilot for BODFS, which will give us the capability to deliver orders placed online from our stores to the customer's home or job site. In addition, we added capacity for the more traditional online direct-to-customer delivery methods in fiscal 2014. We opened two new direct fulfillment centers in Georgia and California, which brings our total to four direct fulfillment center operations in the U.S., and another facility is scheduled to open in the second half of fiscal 2015. These facilities will support our online growth with a balance of cost efficiency and speed in shipping online orders to meet our customers' needs. We expect these facilities to provide us the capability to deliver 90% of our customers' parcel orders in the U.S. within two days.
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
In fiscal 2014, our energy management team continued to implement strict operational standards that establish energy efficient practices in all of our U.S. facilities. These include HVAC unit temperature regulation and adherence to strict lighting schedules, which are the largest sources of energy consumption in our stores, as well as use of energy management systems in each store to monitor energy efficiency. We estimate that by implementing and utilizing these energy saving programs, we have saved over 8.6 billion kilowatt hours (kWh) since 2004. We set a goal to reduce our kWh per square foot in our U.S. stores by 20% by 2015. We met that goal in fiscal 2013, well in advance of our targeted date, and estimate a reduction of almost 32% as of the end of fiscal 2014.
Through our supply chain efficiencies described above under "Logistics," we targeted a 20% reduction in our domestic supply chain greenhouse gas emissions from 2008 to 2015. We also continued to monitor our "carbon footprint" from the operation of our stores as well as from our transportation and supply chain activities. Through our supply chain and energy reduction initiatives, we have exceeded our goal by reducing our absolute carbon emissions by over 1.9 million metric tons from 2008 to 2013, including the reduction of over 125,000 metric tons in 2013.
At our stores, we implemented a rainwater reclamation project in 2010. As of the end of fiscal 2014, we had retrofitted 150 of our stores with reclamation tanks to collect rainwater and condensation from HVAC units and garden center roofs, which is in turn used to water plants in our outside garden centers. We estimate our annual water savings from these units to be approximately 500,000 gallons per retrofitted store in fiscal 2014.
Our efforts have resulted in a number of environmental awards and recognitions. For example, in 2014, we received three significant awards from the U.S. Environmental Protection Agency ("EPA"). We were named "Retail Partner of the Year" by both the ENERGY STAR® division and WaterSense® division of the EPA for our overall excellence in energy efficiency and water efficiency, and we received the EPA's "SmartWay Excellence Award," which recognizes The Home Depot as an industry leader in freight supply chain environmental performance and energy efficiency. We also participate in the CDP (formerly known as the Carbon Disclosure Project) reporting process. CDP is an independent, international, not-for-profit organization providing a global system for companies and cities to measure, disclose, manage and share environmental information. In 2014, we scored 93 out of 100 from the CDP for our disclosure, placing us among the highest scoring retailers and in the top quartile of our sector. We also received a performance band ranking of A- (out of a range from A to E), reflecting a high level of action on climate change mitigation, adaptation and transparency.
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
Returning Value to Shareholders. In addition to making disciplined decisions about capital allocation, we maintained our focus on expense control, which drove higher returns on invested capital and allowed us to return value to shareholders through $7.0 billion in share repurchases and $2.5 billion in dividends in fiscal 2014, as discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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
The success of our business depends in part on our ability to identify and respond promptly to evolving trends in demographics; consumer preferences, expectations and needs; and unexpected weather conditions, while also managing appropriate inventory levels and maintaining high levels of customer service. It is difficult to successfully predict the products and services our customers will demand. As the housing and home improvement market continues to recover, resulting changes in demand will put further pressure on our ability to meet customer needs and expectations and maintain high service levels. In addition, each of our primary customer groups – DIY, DIFM and professionals – have different needs and expectations. If we do not successfully differentiate the shopping experience to meet the individual needs and expectations of a customer group, we may lose market share with respect to those customers.
Customer expectations about the methods by which they purchase and receive products or services are also evolving. Customers are increasingly using technology and mobile devices to rapidly compare products and prices and to purchase products. Once products are purchased, customers are seeking alternate options for delivery of those products. We must continually anticipate and adapt to these changes in the purchasing process. We have implemented programs like BOSS and BOPIS, and are piloting BODFS, but we cannot guarantee that these programs or others we may implement will be implemented successfully or will meet customers’ needs and expectations. Customers are also using social media to provide feedback and information about our Company and products and services in a manner that can be quickly and broadly disseminated. To the extent a customer has a negative experience and shares it over social media, it may impact our brand and reputation.

Further, we have an aging store base that requires maintenance and space reallocation initiatives to deliver the shopping environment that our customers desire. Failure to maintain our stores and utilize our store space effectively, to provide a compelling online presence, to timely identify or respond to changing consumer preferences, expectations and home improvement needs and to differentiate the customer service experience for our three primary customer groups could adversely affect our relationship with customers, our reputation, the demand for our products and services, and our market share.
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
Our recent Data Breach involved the theft of certain payment card information and customer email addresses through unauthorized access to our systems. As a result of the Data Breach, we are facing at least 57 civil lawsuits filed in the U.S. and Canada, and other claims may be asserted on behalf of customers, payment card brands, payment card issuing banks, shareholders, or others seeking damages or other related relief, allegedly arising out of the Data Breach. We are also facing investigations by a number of state and federal agencies. Our financial liability arising from these claims and investigations will depend on many factors, one of which is whether, at the time of the Data Breach, the portion of our network that handles payment card data was in compliance with applicable payment card industry standards. Another factor is whether, and if so to what extent, any fraud losses or other expenses experienced by cardholders, the payment card networks or the card issuing banks on or with respect to the payment card accounts affected by the Data Breach can be properly attributed to the Data Breach and whether and to what extent those losses and expenses would in any event be our legal responsibility.
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
Investigations of the Data Breach are ongoing, and we are still in the process of assessing the financial and other impacts of the Data Breach. It is possible that we will identify additional information that was accessed or stolen, or other unforeseen developments related to the Data Breach could occur, which could have a further adverse impact on our operations, financial results and reputation.
If our efforts to maintain the privacy and security of customer, associate, supplier or Company information are not successful, we could incur substantial additional costs, and become subject to further litigation, enforcement actions, and reputational damage.
Our business, like that of most retailers, involves the receipt, storage and transmission of customers' personal information, consumer preferences and payment card information, as well as confidential information about our associates, our suppliers and our Company, some of which is entrusted to third-party service providers and vendors. We also work with third-party service providers and vendors that provide technology, systems and services that we use in connection with the receipt, storage and transmission of this information. Our information systems, and those of our third-party service providers and vendors, are vulnerable to an increasing threat of continually evolving cybersecurity risks. Unauthorized parties may attempt to gain access to these systems or our information through fraud or other means of deceiving our associates, third-party service providers or vendors. Hardware, software or applications we develop or obtain from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. The methods used to obtain unauthorized access, disable or degrade service, or sabotage systems are also constantly changing and evolving, and may be difficult to anticipate or detect for long periods of time. We have implemented and regularly review and update processes and procedures to protect against unauthorized access to or use of secured data and to prevent data loss. However, the ever-evolving threats mean we and our third-party service providers and vendors must continually evaluate and adapt our respective systems and processes, and there is no guarantee that they will be adequate to safeguard against all data security breaches or misuses of data. Any future significant compromise or breach of our data security, whether external or internal, or misuse of customer, associate, supplier or Company data, could result in additional significant costs, lost sales, fines and lawsuits, and damage to our reputation. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs.
We are subject to payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability and potentially disrupt our business.
We accept payments using a variety of methods, including cash, checks, credit and debit cards, PayPal, our private label credit cards and installment loan program, and gift cards, and we may offer new payment options over time. Acceptance of these payment options subjects us to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. These requirements may change over time or be reinterpreted, making compliance more difficult or costly. The payment card industry has set October 1, 2015 as the date on which it will shift liability for certain transactions to retailers who are not able to accept EMV chip card credit and debit transactions. To be able to accept all forms of EMV card transactions by the target date, we are reliant on various third parties to establish the standard for such transactions, develop and test the required software, define the applicable certification standards, and certify compliance with those standards. The failure of these third parties to timely complete and deliver needed elements, or our failure to effectively and timely implement those elements once received, will impact our ability to be able to accept all types of EMV card transactions by the target date, which could in turn result in increased costs associated with the liability shift. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, and other forms of electronic payment. If these companies become unable to provide these services to us, or if their systems are compromised, it could potentially disrupt our business. The payment methods that we offer also subject us to potential fraud and theft by criminals, who are becoming increasingly more sophisticated, seeking to obtain unauthorized access to or exploit weaknesses that may exist in the payment systems, as reflected in our recent Data Breach. If we fail to comply with applicable rules or requirements for the payment methods we accept, or if payment-related data is compromised due to a breach or misuse of data, we may be liable for costs incurred by payment card issuing banks and other third parties or subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments may be impaired. In addition, our customers could lose confidence in certain payment types, which may result in a shift to other payment types or potential changes to our payment systems that may result in higher costs. As a result, our business and operating results could be adversely affected.
Uncertainty regarding economic conditions and other factors beyond our control could adversely affect demand for our products and services, our costs of doing business and our financial performance.
Our financial performance depends significantly on the stability of the housing, residential construction and home improvement markets, as well as general economic conditions, including changes in gross domestic product. Adverse conditions in or uncertainty about these markets or the economy could adversely impact consumer confidence, causing our customers to delay purchasing or determine not to purchase home improvement products and services. Other factors beyond our control – including high levels of unemployment and foreclosures; interest rate fluctuations; fuel and other energy costs; labor and healthcare costs; the availability of financing; the state of the credit markets, including mortgages, home equity loans and consumer credit; weather; natural disasters and other conditions beyond our control – could further adversely affect demand for our products and services, our costs of doing business and our financial performance.
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

computer viruses; security breaches; cyber-attacks; catastrophic events such as fires, floods, earthquakes, tornadoes, or hurricanes; acts of war or terrorism; and design or usage errors by our associates, contractors or third-party service providers. Although we and our third-party service providers seek to maintain our respective systems effectively and to successfully address the risk of compromise of the integrity, security and consistent operations of these systems, we may not be successful in doing so. As a result, we or our service providers could experience errors, interruptions, delays or cessations of service in key portions of our information technology infrastructure, which could significantly disrupt our operations and be costly, time consuming and resource-intensive to remedy.
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
A disruption within our logistics or supply chain network could adversely affect our ability to deliver inventory in a timely manner, which could impair our ability to meet customer demand for products and result in lost sales, increased supply chain costs or damage to our reputation. Such disruptions may result from damage or destruction to our distribution centers; weather-related events; natural disasters; trade restrictions; tariffs; third-party strikes, lock-outs, work stoppages or slowdowns; shipping capacity constraints; supply or shipping interruptions or costs; or other factors beyond our control. Any such disruption could negatively impact our financial performance or financial condition.
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
Our proprietary products subject us to certain increased risks.
As we expand our proprietary product offerings, we may become subject to increased risks due to our greater role in the design, manufacture, marketing and sale of those products, including greater responsibility to administer and comply with applicable regulatory requirements and increased potential product liability and product recall exposure. To effectively execute on our product differentiation strategy, we must also be able to successfully protect our proprietary rights and successfully navigate and avoid claims related to the proprietary rights of third parties. In addition, an increase in sales of our proprietary products may adversely affect sales of our vendors' products, which, in turn, could adversely affect our relationships with certain of our vendors. Any failure to appropriately address some or all of these risks could have an adverse effect on our business, results of operations and financial condition.
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
If we are unable to manage effectively our installation service business, we could suffer lost sales and be subject to fines, lawsuits and reputational damage.
We act as a general contractor to provide installation services to our DIFM customers through third-party installers. As such, we are subject to regulatory requirements and risks applicable to general contractors, which include management of licensing, permitting and quality of our third-party installers. We have established processes and procedures that provide protections beyond those required by law to manage these requirements and ensure customer satisfaction with the services provided by our third-party installers. If we fail to manage these processes effectively or to provide proper oversight of these services, we could suffer lost sales, fines and lawsuits, as well as damage to our reputation, which could adversely affect our business.
Our costs of doing business could increase as a result of changes in, expanded enforcement of, or adoption of new federal, state or local laws and regulations.
We are subject to various federal, state and local laws and regulations that govern numerous aspects of our business. Recently, there have been a large number of legislative and regulatory initiatives and reforms, as well as expanded enforcement of existing laws and regulations by federal, state and local agencies. Changes in, expanded enforcement of, or adoption of new federal, state or local laws and regulations governing minimum wage or living wage requirements, other wage, labor or workplace regulations, cybersecurity and data privacy, the sale of some of our products, transportation, logistics, supply chain transparency, taxes, energy costs or environmental matters could increase our costs of doing business or impact our store operations. In addition, recent healthcare reform legislation could adversely impact our labor costs and our ability to negotiate favorable terms under our benefit plans for our associates.
If we cannot successfully manage the unique challenges presented by international markets, we may not be successful in our international operations and our sales and profit margins may be impacted.
Our ability to successfully conduct retail operations in, and source products and materials from, international markets is affected by many of the same risks we face in our U.S. operations, as well as unique costs and difficulties of managing international operations. Our international operations, including any expansion in international markets, may be adversely affected by local laws and customs, U.S. laws applicable to foreign operations and other legal and regulatory constraints, as well as political and economic conditions. Risks inherent in international operations also include, among others, potential adverse tax consequences, greater difficulty in enforcing intellectual property rights, risks associated with the Foreign Corrupt Practices Act and local anti-bribery law compliance, and challenges in our ability to identify and gain access to local suppliers. In addition, foreign currency exchange rates and fluctuations in those rates may adversely impact our sales and profit margins.
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

Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties.
The following tables show locations of the 1,977 The Home Depot stores located in the U.S. and its territories and the 292 The Home Depot stores outside the U.S. at the end of fiscal 2014:

U.S. Locations	Number of Stores	U.S. Locations	Number of Stores
Alabama	28	Montana	6
Alaska	7	Nebraska	8
Arizona	56	Nevada	21
Arkansas	14	New Hampshire	20
California	232	New Jersey	67
Colorado	46	New Mexico	13
Connecticut	29	New York	100
Delaware	9	North Carolina	40
District of Columbia	1	North Dakota	2
Florida	152	Ohio	70
Georgia	90	Oklahoma	16
Guam	1	Oregon	27
Hawaii	7	Pennsylvania	70
Idaho	11	Puerto Rico	9
Illinois	76	Rhode Island	8
Indiana	24	South Carolina	25
Iowa	10	South Dakota	1
Kansas	16	Tennessee	39
Kentucky	14	Texas	178
Louisiana	27	Utah	22
Maine	11	Vermont	3
Maryland	41	Virgin Islands	2
Massachusetts	45	Virginia	49
Michigan	70	Washington	45
Minnesota	33	West Virginia	6
Mississippi	14	Wisconsin	27
Missouri	34	Wyoming	5
		Total U.S.	1,977

International Locations	Number of Stores	International Locations	Number of Stores
Canada:		Mexico:
Alberta	27	Aguascalientes	1
British Columbia	26	Baja California Norte	5
Manitoba	6	Baja California Sur	2
New Brunswick	3	Campeche	1
Newfoundland	1	Chiapas	2
Nova Scotia	4	Chihuahua	5
Ontario	87	Coahuila	5
Prince Edward Island	1	Colima	2
Quebec	22	Distrito Federal	8
Saskatchewan	4	Durango	1
Total Canada	181	Guanajuato	4
		Guerrero	2
		Hidalgo	1
		Jalisco	7
		Michoacán	4
		Morelos	2
		Nayarit	1
		Nuevo León	10
		Oaxaca	1
		Puebla	4
		Queretaro	3
		Quintana Roo	3
		San Luis Potosi	1
		Sinaloa	4
		Sonora	4
		State of Mexico	14
		Tabasco	1
		Tamaulipas	5
		Tlaxcala	1
		Veracruz	5
		Yucatan	1
		Zacatecas	1
		Total Mexico	111

During fiscal 2014, we opened six new The Home Depot stores in Mexico, including one relocation. We also opened one new store in Canada.
Of our 2,269 stores operating at the end of fiscal 2014, approximately 90% were owned (including those owned subject to a ground lease), consisting of approximately 210.8 million square feet, and approximately 10% of such stores were leased, consisting of approximately 24.7 million square feet.
At the end of fiscal 2014, we operated 162 warehouses and distribution centers located in 35 states or provinces, consisting of approximately 42.5 million square feet, of which approximately 1.2 million is owned and approximately 41.3 million is leased.
Our executive, corporate staff, divisional staff and financial offices occupy approximately 2.1 million square feet of leased and owned space in Atlanta, Georgia. At the end of fiscal 2014 including the offices in Atlanta, we occupied an aggregate of approximately 3.3 million square feet, of which approximately 2.1 million is owned and approximately 1.2 million is leased, for store support centers and customer support centers.

Item 3. Legal Proceedings.
For a description of the litigation and government inquiries related to the Data Breach we discovered in the third quarter of fiscal 2014, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 13 to the Consolidated Financial Statements included in Item 8, "Financial Statements," which description is incorporated herein by reference.
We are reporting the following proceedings to comply with SEC regulations, which require us to disclose certain information about proceedings arising under federal, state or local environmental provisions if we reasonably believe that such proceedings may result in monetary sanctions of $100,000 or more.
As previously reported, in November 2013, the Company received subpoenas from the District Attorney of Alameda County, California, working with the District Attorney of San Joaquin County and the California Attorney General's office, seeking documents and information relating to the Company's disposal of hazardous waste at its California facilities. The Company is cooperating with the District Attorneys and Attorney General's office. Although the Company cannot predict the outcome of this proceeding, it does not expect the outcome to have a material adverse effect on its consolidated financial condition, results of operations or cash flows.
In December 2014, the New York Attorney General’s Office notified the Company of alleged noncompliance with state laws related to the in-store display of certain lawn fertilizer products. Although the Company cannot predict the outcome of this proceeding, it does not expect the outcome to have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

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
The table below sets forth the high and low closing sales prices of our common stock on the New York Stock Exchange and the quarterly cash dividends declared per share of common stock for the periods indicated.

	Price Range		Cash Dividends Declared
	High	Low
Fiscal Year 2014
First Quarter Ended May 4, 2014	$82.91	$74.97	$0.47
Second Quarter Ended August 3, 2014	$82.05	$76.24	$0.47
Third Quarter Ended November 2, 2014	$97.52	$80.03	$0.47
Fourth Quarter Ended February 1, 2015	$107.62	$95.78	$0.59
Fiscal Year 2013
First Quarter Ended May 5, 2013	$74.00	$63.92	$0.39
Second Quarter Ended August 4, 2013	$80.54	$73.51	$0.39
Third Quarter Ended November 3, 2013	$80.05	$72.70	$0.39
Fourth Quarter Ended February 2, 2014	$82.34	$75.37	$0.47

As of March 6, 2015, there were approximately 132,000 shareholders of record of our common stock and approximately 1,316,000 additional "street name" holders whose shares are held of record by banks, brokers and other financial institutions.

Stock Performance Graph
The graph and table below present the Company’s cumulative total shareholder returns relative to the performance of the Standard & Poor’s 500 Composite Stock Index and the Standard & Poor’s Retail Composite Index for the five-year period commencing January 29, 2010, the last trading day of fiscal 2009, and ending January 30, 2015, the last trading day of fiscal 2014. The graph assumes $100 invested at the closing price of the Company’s common stock on the New York Stock Exchange and each index on January 29, 2010 and assumes that all dividends were reinvested on the date paid. The points on the graph represent fiscal year-end amounts based on the last trading day in each fiscal year.

	January 29, 2010	January 28, 2011	January 27, 2012	February 1, 2013	January 31, 2014	January 30, 2015
The Home Depot	$100.00	$135.11	$170.00	$260.57	$303.79	$421.74
S&P 500 Index	$100.00	$121.26	$127.72	$150.20	$180.10	$205.70
S&P Retail Composite Index	$100.00	$127.41	$144.74	$184.30	$230.89	$277.29

Issuer Purchases of Equity Securities
Since the inception of the Company's initial share repurchase program in fiscal 2002 through the end of fiscal 2014, the Company has repurchased shares of its common stock having a value of approximately $53.1 billion. The number and average price of shares purchased in each fiscal month of the fourth quarter of fiscal 2014 are set forth in the table below:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
Nov. 3, 2014 – Nov. 30, 2014	1,477,359	$98.20	1,463,956	$2,613,513,610
Dec. 1, 2014 – Dec. 28, 2014	5,120,208	$100.37	5,116,351	$2,099,998,678
Dec. 29, 2014 – Feb. 1, 2015	5,770,925	$104.07	5,765,202	$1,499,998,756
	12,368,492	$101.84	12,345,509
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

(2)
In the first quarter of fiscal 2013, the Board of Directors authorized a $17.0 billion share repurchase program, of which approximately $1.5 billion remained available at the end of fiscal 2014. In February 2015, the Board of Directors authorized a new $18.0 billion share repurchase program that replaces the previous authorization. This new program does not have a prescribed expiration date.

In March 2015, the Company entered into an Accelerated Share Repurchase ("ASR") agreement with a third-party financial institution to repurchase $850 million of the Company's common stock. See Note 5 to the Consolidated Financial Statements included in this report. Shares received in connection with the ASR agreement will be reflected in the share repurchase table in future quarters.
Sales of Unregistered Securities
During the fourth quarter of fiscal 2014, the Company issued 431 deferred stock units under The Home Depot, Inc. Non-Employee Directors' Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act") and Rule 506 of the SEC's Regulation D thereunder. The deferred stock units were credited to the accounts of those non-employee directors who elected to receive board retainers in the form of deferred stock units instead of cash during the fourth quarter of fiscal 2014. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.
During the fourth quarter of fiscal 2014, the Company credited 20,724 deferred stock units to participant accounts under The Home Depot FutureBuilder Restoration Plan pursuant to an exemption from the registration requirements of the Securities Act for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.

Item 6. Selected Financial Data.
The information required by this item is incorporated by reference to page F-1 of this report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Executive Summary and Selected Consolidated Statements of Earnings Data
For the fiscal year ended February 1, 2015 ("fiscal 2014"), we reported Net Earnings of $6.3 billion and Diluted Earnings per Share of $4.71 compared to Net Earnings of $5.4 billion and Diluted Earnings per Share of $3.76 for the fiscal year ended February 2, 2014 ("fiscal 2013"). The results for fiscal 2014 included $33 million of pretax net expenses related to a breach of our payment data systems (the "Data Breach"). The results for fiscal 2014 also included a $323 million pretax gain related to the sale of a portion of our equity ownership in HD Supply Holdings, Inc. ("HD Supply").
Net Sales increased 5.5% to $83.2 billion for fiscal 2014 from $78.8 billion for fiscal 2013. Our total comparable store sales increased 5.3% in fiscal 2014, driven by a 3.5% increase in our comparable store customer transactions and a 1.8% increase in our comparable store average ticket. Comparable store sales for our U.S. stores increased 6.1% in fiscal 2014.
Data Breach
In the third quarter of fiscal 2014, we confirmed that our payment data systems were breached, which potentially impacted customers who used payment cards at self-checkout systems in our U.S. and Canadian stores. Our investigation to date has determined the intruder used a vendor’s user name and password to enter the perimeter of our network. The intruder then acquired elevated rights that allowed it to navigate portions of our systems and to deploy unique, custom-built malware on our self-checkout systems to access payment card information of up to 56 million customers who shopped at our U.S. and Canadian stores between April 2014 and September 2014. On September 18, 2014, we confirmed that the malware used in the Data Breach had been eliminated from our systems. There is no evidence that debit PIN numbers were compromised or that the Data Breach impacted stores in Mexico or customers who shopped online at HomeDepot.com or HomeDepot.ca. In addition, we announced on November 6, 2014 that separate files containing approximately 53 million email addresses were also taken during the Data Breach. These files did not contain passwords, payment card information or other sensitive personal information. The investigation of the Data Breach is ongoing, and we are supporting law enforcement efforts to identify the responsible parties.
In September 2014, we completed a major payment security project that provides enhanced encryption of payment card data at the point of sale in all of our U.S. stores, offering significant new protection for customers. The new security protection takes raw payment card information and scrambles it to make it unreadable to unauthorized users. We are also rolling out enhanced encryption to our Canadian stores and EMV chip-and-PIN technology in our U.S. stores, which will add extra layers of payment card protection for customers who use EMV enabled chip-and-PIN cards. Our Canadian stores are already enabled with EMV chip-and-PIN technology.
Expenses Incurred
In fiscal 2014, we recorded $63 million of pretax expenses related to the Data Breach, partially offset by $30 million of expected insurance proceeds for costs we believe are reimbursable and probable of recovery under our insurance coverage, for pretax net expenses of $33 million. These expenses are included in Selling, General and Administrative expenses in the accompanying Consolidated Statements of Earnings for fiscal 2014. Expenses include costs to investigate the Data Breach; provide identity protection services, including credit monitoring, to impacted customers; increase call center staffing; and pay legal and other professional services, all of which were expensed as incurred.
Litigation, Claims and Government Investigations
In addition to the above expenses, we believe it is probable that the payment card networks will make claims against us. The ultimate amount of these claims will likely include amounts for incremental counterfeit fraud losses and non-ordinary course operating expenses (such as card reissuance costs) that the payment card networks assert they or their issuing banks have incurred. In order for us to have liability for such claims, we believe it would have to be determined, among other things, that (1) at the time of the Data Breach the portion of our network that handles payment card data was noncompliant with applicable data security standards, and (2) the alleged noncompliance caused at least some portion of the compromise of payment card data that occurred during the Data Breach. Although an independent third-party assessor found the portion of our network that handles payment card data to be compliant with applicable data security standards in the fall of 2013, and the process of obtaining such certification for 2014 was ongoing at the time of the Data Breach, in March 2015 the forensic investigator working on behalf of the payment card networks alleged that we were not in compliance with certain of those standards at the time of the Data Breach. As a result, we believe it is probable that the payment card networks will make claims against us and that we will dispute those claims. When those claims are asserted, we will have to determine, based on the facts and information then available to us, whether to litigate or seek to settle those claims. At this time, we believe that settlement negotiations will ensue and that it is probable that we will incur a loss in connection with those claims. We cannot reasonably estimate a range of losses because no claims have yet been asserted and because there are significant factual and legal issues to be resolved. We will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. We believe that the ultimate amount paid on payment card network claims could be material to our consolidated financial condition, results of operations, or cash flows in future periods.
In addition, at least 57 actions have been filed in courts in the U.S. and Canada, and other claims may be asserted against us on behalf of customers, payment card brands, payment card issuing banks, shareholders or others seeking damages or other related relief, allegedly arising from the Data Breach. Furthermore, several state and federal agencies, including State Attorneys General, are investigating events related to the Data Breach, including how it occurred, its consequences and our responses. We are cooperating in the governmental investigations, and we may be subject to fines or other obligations. While a loss from these matters is reasonably possible, we are not able to estimate the costs, or range of costs, related to these matters because the proceedings remain in the early stages, alleged damages have not been specified, there is uncertainty as to the likelihood of a class or classes being certified or the ultimate size of any class if certified, and there are significant factual and legal issues to be resolved. We have not concluded that a loss from these matters is probable; therefore, we have not recorded an accrual for litigation, claims and governmental investigations related to these matters in fiscal 2014. We will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. We believe that the ultimate amount paid on these actions, claims and investigations could be material to our consolidated financial condition, results of operations, or cash flows in future periods.
Future Costs
We expect to incur significant legal and other professional services expenses associated with the Data Breach in future periods. We will recognize these expenses as services are received. Costs related to the Data Breach that may be incurred in future periods may also include liabilities to payment card networks for reimbursements of credit card fraud and card reissuance costs; liabilities related to our private label credit card fraud and card reissuance costs; liabilities from current and future civil litigation, governmental investigations and enforcement proceedings; future expenses for legal, investigative and consulting fees; and incremental expenses and capital investments for remediation activities. We believe that the ultimate amount paid on these services and claims could be material to our consolidated financial condition, results of operations, or cash flows in future periods.
Insurance Coverage
We maintained $100 million of network security and privacy liability insurance coverage in fiscal 2014, above a $7.5 million deductible, to limit our exposure to losses such as those related to the Data Breach. As of February 1, 2015, we had received an initial payment of $10 million of insurance reimbursements. In fiscal 2015, we entered into a new policy, with $100 million of network security and privacy liability insurance coverage, above a $10 million deductible, to limit our exposure to similar losses.
Key Initiatives
In fiscal 2014, we continued to focus on the following key initiatives:
Customer Service – Our customer service initiative is anchored on the principles of simplifying the business, creating an emotional connection with customers, putting customers first and taking care of our associates. In fiscal 2014, we completed the rollout of our second generation FIRST phone, a handheld mobile customer service tool used by our store associates. The latest FIRST phone generation provides a more intuitive smartphone interface, internet access to convert online sales in the aisle, integrated mobile checkout and greatly improved overall processing speed.
Product Authority – Our product authority initiative is facilitated by our merchandising transformation and portfolio strategy, which is focused on delivering product innovation, assortment and value. In fiscal 2014, we continued to introduce a wide range of innovative new products to our professional, do-it-for-me and do-it-yourself customers, while remaining focused on offering everyday values in our stores and online. Using our new merchandising assortment planning and pricing tools in fiscal 2014, we reviewed approximately one-third of the products offered in a typical store, allowing us to better match our assortments to local customer preferences, regulations and demographics. We also used these tools to help us make other focused merchandising decisions, including decisions regarding our markdown and clearance process.

Disciplined Capital Allocation, Productivity and Efficiency – Our approach to driving productivity and efficiency is advanced through continuous operational improvement in the stores and our supply chain, disciplined capital allocation and building shareholder value through higher returns on invested capital and total value returned to shareholders in the form of dividends and share repurchases.
We repurchased a total of 80 million shares for $7.0 billion through Accelerated Share Repurchase ("ASR") agreements and the open market during fiscal 2014. In addition, in February 2015, our Board of Directors authorized a new $18.0 billion share repurchase program that replaces the previous authorization, and we announced a 26% increase in our quarterly cash dividend to $0.59 per share.
In January 2015, we acquired HD Supply Hardware Solutions, known as Crown Bolt, a leading supplier of fasteners and builders hardware to retailers in the U.S. We expect this acquisition to further enhance our supply chain capabilities and product offerings in hardware.
In fiscal 2014, we opened six new stores in Mexico, including one relocation, and opened one new store in Canada, for a total store count of 2,269 at the end of fiscal 2014. As of the end of fiscal 2014, a total of 292 of our stores, or 12.9%, were located in Canada and Mexico.
We generated $8.2 billion of cash flow from operations in fiscal 2014. This cash flow, along with $2.0 billion of long-term debt issued in fiscal 2014 and cash on hand, was used to fund $7.0 billion of share repurchases, pay $2.5 billion of dividends, fund $1.4 billion in capital expenditures, and pay for the acquisition of HD Supply Hardware Solutions.
Our inventory turnover ratio was 4.7 times at the end of fiscal 2014 compared to 4.6 times at the end of fiscal 2013. Our return on invested capital (computed on net operating profit after tax for the trailing twelve months and the average of beginning and ending long-term debt and equity) was 24.9% for fiscal 2014 compared to 20.9% for fiscal 2013.
Interconnected Retail – Our focus on interconnected retail, which connects our other three key initiatives, is based on building a competitive and seamless platform across all commerce channels. In fiscal 2014, we continued to enhance our website and mobile experience, resulting in increased traffic to our websites, increased online sales conversion rates and an increase in the number of orders being picked up in our stores. Almost 40% of our online orders are picked up in our stores through our Buy Online, Pick-up In Store ("BOPIS") and Buy Online, Ship to Store ("BOSS") programs. Additionally, we improved navigation, enhanced search capabilities and expanded chat functionality across our online platforms. Sales from our online channels increased 36.9% for fiscal 2014 compared to fiscal 2013 and represented approximately 4.5% of our total Net Sales for fiscal 2014.
In fiscal 2014, we started a pilot for Buy Online, Deliver From Store ("BODFS"), which complements our existing BOPIS and BOSS interconnected retail programs. Further, we opened two of three planned direct fulfillment centers in fiscal 2014 and plan to open the third direct fulfillment center in the second half of fiscal 2015. These highly automated facilities will support our online growth by providing a balance of cost efficiency and speed in shipping online orders to meet our customers' needs.

We believe the selected sales data, the percentage relationship between Net Sales and major categories in the Consolidated Statements of Earnings and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations.

	% of Net Sales			% Increase (Decrease) In Dollar Amounts
	Fiscal Year(1)
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
NET SALES	100.0%	100.0%	100.0%	5.5%	5.4%
GROSS PROFIT	34.8	34.8	34.6	5.7	6.0
Operating Expenses:
Selling, General and Administrative	20.2	21.1	22.1	1.4	0.5
Depreciation and Amortization	2.0	2.1	2.1	1.5	3.8
Total Operating Expenses	22.2	23.1	24.2	1.4	0.8
OPERATING INCOME	12.6	11.6	10.4	14.2	18.0
Interest and Other (Income) Expense:
Interest and Investment Income	(0.4)	—	—	N/M	(40.0)
Interest Expense	1.0	0.9	0.8	16.7	12.5
Other	—	—	(0.1)	N/A	(100.0)
Interest and Other, net	0.6	0.9	0.7	(29.5)	28.3
EARNINGS BEFORE PROVISION FOR INCOME TAXES	12.0	10.7	9.7	17.8	17.3
Provision for Income Taxes	4.4	3.9	3.6	17.8	14.7
NET EARNINGS	7.6%	6.8%	6.1%	17.8%	18.7%
SELECTED SALES DATA
Number of Customer Transactions (in millions)(2)	1,441.6	1,390.6	1,364.0	3.7%	1.9%
Average Ticket(2)	$57.87	$56.78	$54.89	1.9%	3.4%
Sales per Square Foot(2)	$352.22	$334.35	$318.63	5.3%	4.9%
Comparable Store Sales Increase (%)(3)	5.3%	6.8%	4.6%	N/A	N/A
Online Sales (% of Net Sales)(4)	4.5%	3.5%	2.4%	36.9%	52.6%
Note: Certain percentages may not sum to totals due to rounding.
—————

(1)
Fiscal years 2014, 2013 and 2012 refer to the fiscal years ended February 1, 2015, February 2, 2014 and February 3, 2013, respectively. Fiscal years 2014 and 2013 include 52 weeks; fiscal year 2012 includes 53 weeks.

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

(4)
Consists of Net Sales generated online through our Home Depot, Home Decorators Collection and Blinds.com websites for products delivered to customer locations or picked up in stores through our BOPIS and BOSS programs.

N/M – Not Meaningful
N/A – Not Applicable

Results of Operations
For an understanding of the significant factors that influenced our performance during the past three fiscal years, the following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this report.
Fiscal 2014 Compared to Fiscal 2013
Net Sales
Net Sales for fiscal 2014 increased 5.5% to $83.2 billion from $78.8 billion for fiscal 2013. The increase in Net Sales for fiscal 2014 reflects the impact of positive comparable store sales driven by increased customer transactions and average ticket growth. Total comparable store sales increased 5.3% for fiscal 2014 on top of an increase of 6.8% for fiscal 2013.
The positive comparable store sales for fiscal 2014 reflect a number of factors, including the execution of our key initiatives, continued strength in our maintenance and repair categories, and an improved U.S. home improvement market. All of our departments posted positive comparable store sales for fiscal 2014. Comparable store sales for our Tools, Millwork, Kitchen, Bath, Décor, Plumbing, Electrical, Lighting and Hardware product categories were above or at the Company average for fiscal 2014. Further, our comparable store customer transactions increased 3.5% for fiscal 2014 and comparable store average ticket increased 1.8% for fiscal 2014, due in part to strong sales in big ticket purchases, such as appliances and water heaters, and sales growth in our services business.
Gross Profit
Gross Profit increased 5.7% to $29.0 billion for fiscal 2014 from $27.4 billion for fiscal 2013. Gross Profit as a percent of Net Sales, or gross profit margin, was 34.8% for both fiscal 2014 and 2013. Gross profit margin for fiscal 2014 was similar to gross profit margin for fiscal 2013 due to benefits from changes in the mix of products sold and productivity in our supply chain, partially offset by higher shrink.
Operating Expenses
Selling, General and Administrative expenses ("SG&A") increased 1.4% to $16.8 billion for fiscal 2014 from $16.6 billion for fiscal 2013. SG&A for fiscal 2014 included $63 million of pretax expenses related to the Data Breach, partially offset by a $30 million receivable for costs we believe are reimbursable and probable of recovery under our insurance coverage, for pretax net expenses of $33 million. As a percent of Net Sales, SG&A was 20.2% for fiscal 2014 compared to 21.1% for fiscal 2013. The decrease in SG&A as a percent of Net Sales for fiscal 2014 reflects expense leverage resulting from the positive comparable store sales environment and strong expense controls, partially offset by expenses related to the Data Breach.
Depreciation and Amortization increased 1.5% to $1.7 billion for fiscal 2014 from $1.6 billion for fiscal 2013. Depreciation and Amortization as a percent of Net Sales was 2.0% for fiscal 2014 compared to 2.1% for fiscal 2013. The decrease in Depreciation and Amortization as a percent of Net Sales for fiscal 2014 reflects expense leverage resulting from the positive comparable store sales environment.
Operating Income
Operating Income increased 14.2% to $10.5 billion for fiscal 2014 from $9.2 billion for fiscal 2013. Operating Income as a percent of Net Sales was 12.6% for fiscal 2014 compared to 11.6% for fiscal 2013.
Interest and Other, net
In fiscal 2014, we recognized $493 million of Interest and Other, net, compared to $699 million for fiscal 2013. Interest and Other, net, as a percent of Net Sales was 0.6% for fiscal 2014 compared to 0.9% for fiscal 2013. Interest and Other, net, for fiscal 2014 included a $323 million pretax gain related to the sale of a portion of our equity ownership in HD Supply. This was partially offset by additional interest expense associated with $2.0 billion of long-term debt issued in June 2014.
Provision for Income Taxes
Our combined effective income tax rate was 36.4% for both fiscal 2014 and 2013.
Diluted Earnings per Share
Diluted Earnings per Share were $4.71 for fiscal 2014 compared to $3.76 for fiscal 2013. Diluted Earnings per Share for fiscal 2014 reflect $0.15 of benefit from the gain related to the sale of a portion of our equity ownership in HD Supply and a negative impact of $0.02 for expenses incurred in connection with the Data Breach.

Fiscal 2013 Compared to Fiscal 2012
Net Sales
Fiscal 2013 consisted of 52 weeks compared to 53 weeks in fiscal 2012. Net Sales for fiscal 2013 increased 5.4% to $78.8 billion from $74.8 billion for fiscal 2012. The increase in Net Sales for fiscal 2013 reflects the impact of positive comparable store sales for fiscal 2013, partially offset by $1.2 billion of Net Sales attributable to the additional week in fiscal 2012. Total comparable store sales increased 6.8% for fiscal 2013 on top of an increase of 4.6% for fiscal 2012.
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
Gross Profit
Gross Profit increased 6.0% to $27.4 billion for fiscal 2013 from $25.8 billion for fiscal 2012. Gross Profit for fiscal 2012 included a $10 million charge related to the closing of our remaining seven big box stores in China ("China store closings") in fiscal 2012. Gross Profit as a percent of Net Sales was 34.8% for fiscal 2013 compared to 34.6% for fiscal 2012, an increase of 18 basis points. The increase in gross profit margin in fiscal 2013 was driven primarily by businesses we acquired in fiscal 2012, which are gross margin accretive, higher productivity in our supply chain and improved shrink performance, partially offset by a change in the mix of products sold.
Operating Expenses
SG&A increased 0.5% to $16.6 billion for fiscal 2013 from $16.5 billion for fiscal 2012. SG&A for fiscal 2012 included a $135 million charge related to the China store closings. As a percent of Net Sales, SG&A was 21.1% for fiscal 2013 compared to 22.1% for fiscal 2012. The decrease in SG&A as a percent of Net Sales for fiscal 2013 reflects expense leverage resulting from the positive comparable store sales environment and strong expense controls.
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
Diluted Earnings per Share
Diluted Earnings per Share were $3.76 for fiscal 2013 compared to $3.00 for fiscal 2012. The China store closings had a negative impact of $0.10 to Diluted Earnings per Share for fiscal 2012. The 53rd week increased Diluted Earnings per Share by approximately $0.07 for fiscal 2012.

Liquidity and Capital Resources
Cash flow generated from operations provides us with a significant source of liquidity. For fiscal 2014, Net Cash Provided by Operating Activities, excluding a $323 million gain on the sale of HD Supply common stock, was $8.2 billion compared to $7.6 billion for fiscal 2013. This increase was primarily due to a $960 million increase in Net Earnings resulting from higher comparable store sales and expense leverage. The gain on the sale of a portion of our equity ownership in HD Supply is classified as an investing activity in our Consolidated Statements of Cash Flows.
Net Cash Used in Investing Activities for fiscal 2014 was $1.3 billion compared to $1.5 billion for fiscal 2013. This change was primarily due to the $323 million of proceeds from the sale of a portion of our equity ownership in HD Supply in fiscal 2014, partially offset by $53 million more in Capital Expenditures and $40 million less in Proceeds from Sales of Property and Equipment in fiscal 2014 compared to fiscal 2013.
Net Cash Used in Financing Activities for fiscal 2014 was $7.1 billion compared to $6.7 billion for fiscal 2013. This change was primarily the result of $2.0 billion less of net proceeds from long-term borrowings, partially offset by $1.5 billion less in repurchases of common stock in fiscal 2014 compared to fiscal 2013.
In fiscal 2014, we entered into ASR agreements with third-party financial institutions to repurchase $2.7 billion of our common stock. Under the agreements, we paid $2.7 billion to the financial institutions and received a total of 34 million shares in fiscal 2014. Also in fiscal 2014, we repurchased 46 million additional shares of our common stock for $4.3 billion through the open market. Since the inception of our initial share repurchase program in 2002, we have repurchased 1.2 billion shares of our common stock for a total of $53.1 billion as of the end of fiscal 2014. In February 2015, our Board of Directors authorized a new $18.0 billion share repurchase program that replaces the previous authorization.
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
In September 2013, we issued $1.15 billion of 2.25% senior notes due September 10, 2018 (the "2018 notes") at a discount of $1 million, $1.1 billion of 3.75% senior notes due February 15, 2024 (the "2024 notes") at a discount of $6 million and $1.0 billion of 4.875% senior notes due February 15, 2044 (the "2044 notes") at a discount of $15 million (together, the "September 2013 issuance"). Interest on the 2018 notes is due semi-annually on March 10 and September 10 of each year, beginning March 10, 2014. Interest on the 2024 notes and the 2044 notes is due semi-annually on February 15 and August 15 of each year, beginning February 15, 2014. The net proceeds of the September 2013 issuance were used for general corporate purposes, including repayment of our $1.25 billion 5.25% senior notes that matured December 16, 2013 and repurchases of shares of our common stock.
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
In November 2013, we entered into an interest rate swap that expires on September 10, 2018, with a notional amount of $500 million, accounted for as a fair value hedge, that swaps fixed rate interest on the 2018 notes for variable interest equal to LIBOR plus 88 basis points. At February 1, 2015, the approximate fair value of this agreement was an asset of $8 million, which is the estimated amount we would have received to settle the agreement and is included in Other Assets in the accompanying Consolidated Balance Sheets.
Also in November 2013, we entered into an interest rate swap that expires on September 15, 2020, with a notional amount of $500 million, accounted for as a fair value hedge, that swaps fixed rate interest on our 3.95% senior notes due September 15, 2020 for variable interest equal to LIBOR plus 183 basis points. At February 1, 2015, the approximate fair value of this agreement was an asset of $25 million, which is the estimated amount we would have received to settle the agreement and is included in Other Assets in the accompanying Consolidated Balance Sheets.
At February 1, 2015, we had an outstanding interest rate swap that expires on March 1, 2016, with a notional amount of $500 million, accounted for as a fair value hedge, that swaps fixed rate interest on our 5.40% senior notes due March 1, 2016 for variable interest equal to LIBOR plus 300 basis points. At February 1, 2015, the approximate fair value of this agreement was an asset of $19 million, which is the estimated amount we would have received to settle the agreement and is included in Other Assets in the accompanying Consolidated Balance Sheets.
We have commercial paper programs that allow for borrowings up to $2.0 billion. In connection with the programs, we have a back-up credit facility with a consortium of banks for borrowings up to $2.0 billion. In December 2014, we replaced our back-up credit facility, which was scheduled to expire in July 2017, with a new, substantially identical $2.0 billion credit facility. The new credit facility expires in December 2019 and contains various restrictive covenants. At February 1, 2015, we were in compliance with all of the covenants, and they are not expected to impact our liquidity or capital resources. At February 1, 2015, there were $290 million of borrowings outstanding under the commercial paper programs and no borrowings outstanding under the related credit facility. See Note 4 to our Consolidated Financial Statements for further discussion of our commercial paper programs and related credit facility.
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
In connection with the sale of HD Supply, Inc. on August 30, 2007, we guaranteed a $1.0 billion senior secured amortizing term loan of HD Supply, Inc. The original expiration date of the guarantee was August 30, 2012. In March 2010, we amended the guarantee to extend the expiration date to April 1, 2014. The fair value of the guarantee at August 30, 2007 was $16 million and was recorded as a liability in Other Long-Term Liabilities. The extension of the guarantee increased the fair value of the guarantee to $67 million, resulting in a $51 million charge to Interest and Other, net, for fiscal 2010. In April 2012, the term loan guarantee was terminated. As a result, we reversed the $67 million liability related to the guarantee, resulting in a $67 million pretax benefit to Interest and Other, net, for fiscal 2012.
As of February 1, 2015, we had $1.7 billion in Cash and Cash Equivalents. We believe that our current cash position, access to the long-term debt capital markets and cash flow generated from operations should be sufficient not only for our operating requirements but also to enable us to complete our capital expenditure programs and fund dividend payments, share repurchases, obligations incurred as a result of the Data Breach and any required long-term debt payments through the next several fiscal years. In addition, we have funds available from our commercial paper programs and the ability to obtain alternative sources of financing.
In March 2015, we entered into an ASR agreement with a third-party financial institution to repurchase $850 million of our common stock. Under the agreement, we paid $850 million to the financial institution and received an initial delivery of approximately 7 million shares in the first quarter of fiscal 2015. The final number of shares delivered upon settlement of the agreement will be determined with reference to the average price of our common stock over the term of the ASR agreement.
Off-Balance Sheet Arrangements
In accordance with generally accepted accounting principles, operating leases for a portion of our real estate and other assets are not reflected in our Consolidated Balance Sheets.

Contractual Obligations
The following table summarizes our significant contractual obligations as of February 1, 2015 (amounts in millions):

	Payments Due by Fiscal Year
Contractual Obligations	Total	2015	2016-2017	2018-2019	Thereafter
Total Debt(1)	$16,543	$292	$3,001	$2,150	$11,100
Interest Payments on Debt(2)	11,603	717	1,231	1,127	8,528
Capital Lease Obligations(3)	1,410	113	219	198	880
Operating Leases	7,705	893	1,554	1,199	4,059
Purchase Obligations(4)	1,203	1,020	116	67	—
Unrecognized Tax Benefits(5)	270	270	—	—	—
Total	$38,734	$3,305	$6,121	$4,741	$24,567
 —————

(1)	Excludes present value of capital lease obligations, fair value of interest rate swaps and unamortized debt discounts.

(2)	Interest payments are at current interest rates including the impact of active interest rate swaps.

(3)	Includes $726 million of imputed interest.

(4)
Purchase obligations include all legally binding contracts such as firm commitments for inventory purchases, utility purchases, capital expenditures, software acquisitions and license commitments and legally binding service contracts. Purchase orders that are not binding agreements are excluded from the table above.

(5)	Excludes $495 million of noncurrent unrecognized tax benefits due to uncertainty regarding the timing of future cash payments.

Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk results primarily from fluctuations in interest rates. Interest rate swap agreements are used, at times, to manage our fixed/floating rate debt portfolio. At February 1, 2015, after giving consideration to our interest rate swap agreements, approximately 90% of our debt portfolio was comprised of fixed-rate debt and 10% was floating-rate debt. A 1.0 percentage point change in the interest costs of floating-rate debt would not have a material impact on our financial condition or results of operations.
As of February 1, 2015 we had, net of discounts, $16.2 billion of senior notes outstanding. The aggregate market value of these publicly traded senior notes as of February 1, 2015 was approximately $19.0 billion.
We are exposed to risks from foreign currency exchange rate fluctuations on the translation of our foreign operations into U.S. dollars and on the purchase of goods by these foreign operations that are not denominated in their local currencies. Revenues from these foreign operations accounted for approximately $8.5 billion of our revenue in both fiscal 2014 and 2013. Our exposure to foreign currency rate fluctuations is not significant to our financial condition or results of operations.
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
Merchandise Inventories
Our Merchandise Inventories are stated at the lower of cost (first-in, first-out) or market, with approximately 74% valued under the retail inventory method and the remainder under a cost method. Retailers like us, with many different types of merchandise at low unit cost and a large number of transactions, frequently use the retail inventory method. Under the retail inventory method, Merchandise Inventories are stated at cost, which is determined by applying a cost-to-retail ratio to the ending retail value of inventories. As our inventory retail value is adjusted regularly to reflect market conditions, our inventory valued under the retail method approximates the lower of cost or market. We evaluate our inventory valued under a cost method at the end of each quarter to ensure that it is carried at the lower of cost or market. The valuation allowance for Merchandise Inventories valued under a cost method was not material to our Consolidated Financial Statements as of the end of fiscal 2014 or 2013.
Independent physical inventory counts or cycle counts are taken on a regular basis in each store and distribution center to ensure that amounts reflected in the accompanying Consolidated Financial Statements for Merchandise Inventories are properly stated. During the period between physical inventory counts in our stores, we accrue for estimated losses related to shrink on a store-by-store basis. Shrink (or in the case of excess inventory, "swell") is the difference between the recorded amount of inventory and the physical inventory. Shrink may occur due to theft, loss, inaccurate records for the receipt of inventory or deterioration of goods, among other things. We estimate shrink as a percent of Net Sales using the average shrink results from the previous two physical inventories. The estimates are evaluated quarterly and adjusted based on recent shrink results and current trends in the business. Actual shrink results did not vary materially from estimated amounts for fiscal 2014, 2013 or 2012.
Self-Insurance
We have established liabilities for certain losses related to general liability (including product liability), workers’ compensation, employee group medical and automobile claims for which we are self-insured. Our self-insured retention or deductible, as applicable, for each claim involving general liability, workers' compensation and automobile liability is limited to $25 million, $1 million and $1 million, respectively. We do not have any stop loss limits for self-insured employee group medical claims. Our liabilities represent estimates of the ultimate cost for claims incurred as of the balance sheet date. The estimated liabilities are not discounted and are established based upon analysis of historical data and actuarial estimates. The liabilities are reviewed by management and third-party actuaries on a regular basis to ensure that they are appropriate. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity or frequency of claims, medical cost inflation or fluctuations in premiums, differ from our estimates, our results of operations could be impacted. Actual results related to these types of claims did not vary materially from estimated amounts for fiscal 2014, 2013 or 2012. We maintain network security and privacy liability insurance coverage to limit our exposure to losses such as those that may be caused by a significant compromise or breach of our data security. This coverage is discussed further in Note 13 to our Consolidated Financial Statements.
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
We make critical assumptions and estimates in completing impairment assessments of long-lived assets. Our cash flow projections look several years into the future and include assumptions on variables such as future sales and operating margin growth rates, economic conditions, market competition and inflation. A 10% decrease in the estimated undiscounted cash flows for the stores with indicators of impairment would not have a material impact on our results of operations. Our estimates of fair market value are generally based on market appraisals of owned locations and estimates on the amount of potential sublease income and the time required to sublease for leased locations. A 10% decrease in estimated sublease income and a 10% increase in the time required to sublease would not have a material impact on our results of operations. We recorded impairments and lease obligation costs on closings and relocations in the ordinary course of business, as well as for the China store closings in fiscal 2012, which were not material to the Consolidated Financial Statements in fiscal 2014, 2013 or 2012.
Goodwill and Other Intangible Assets
Goodwill represents the excess of purchase price over the fair value of net assets acquired. We do not amortize goodwill but do assess the recoverability of goodwill in the third quarter of each fiscal year, or more often if indicators warrant, by determining whether the fair value of each reporting unit supports its carrying value. Each year we may assess qualitative factors to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount as a basis for determining whether it is necessary to complete quantitative impairment assessments, with a quantitative assessment completed at least once every three years. Our most recent quantitative assessment was completed in fiscal 2013.
In fiscal 2014, we completed our annual assessment of the recoverability of goodwill for our U.S., Canada and Mexico reporting units. We performed qualitative assessments, concluding that the fair value of our reporting units was not more likely than not less than the carrying value. In fiscal 2012, we recorded a charge of $97 million to impair all of the goodwill associated with our former China reporting unit. There were no impairment charges related to our remaining goodwill for fiscal 2014, 2013 or 2012.
We amortize the cost of other intangible assets over their estimated useful lives, which range up to ten years, unless such lives are deemed indefinite. Intangible assets with indefinite lives are tested in the third quarter of each fiscal year for impairment, or more often if indicators warrant. There were no impairment charges related to our other intangible assets for fiscal 2014, 2013 or 2012.
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 1, 2015 based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of February 1, 2015 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of February 1, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included on page 30 in this Form 10-K.

/s/ CRAIG A. MENEAR	/s/ CAROL B. TOMÉ
Craig A. Menear Chairman, Chief Executive Officer and President	Carol B. Tomé Chief Financial Officer and Executive Vice President – Corporate Services

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Home Depot, Inc.:
We have audited The Home Depot, Inc.’s internal control over financial reporting as of February 1, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Home Depot, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, The Home Depot, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 1, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of The Home Depot, Inc. and subsidiaries as of February 1, 2015 and February 2, 2014, and the related Consolidated Statements of Earnings, Comprehensive Income, Stockholders’ Equity, and Cash Flows for each of the fiscal years in the three-year period ended February 1, 2015, and our report dated March 26, 2015 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Atlanta, Georgia
March 26, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Home Depot, Inc.:
We have audited the accompanying Consolidated Balance Sheets of The Home Depot, Inc. and subsidiaries as of February 1, 2015 and February 2, 2014, and the related Consolidated Statements of Earnings, Comprehensive Income, Stockholders’ Equity, and Cash Flows for each of the fiscal years in the three-year period ended February 1, 2015. These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.
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
In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of The Home Depot, Inc. and subsidiaries as of February 1, 2015 and February 2, 2014, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended February 1, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Home Depot, Inc.’s internal control over financial reporting as of February 1, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 26, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Atlanta, Georgia
March 26, 2015

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

amounts in millions, except share and per share data	February 1, 2015	February 2, 2014
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,723	$1,929
Receivables, net	1,484	1,398
Merchandise Inventories	11,079	11,057
Other Current Assets	1,016	895
Total Current Assets	15,302	15,279
Property and Equipment, at cost	38,513	39,064
Less Accumulated Depreciation and Amortization	15,793	15,716
Net Property and Equipment	22,720	23,348
Goodwill	1,353	1,289
Other Assets	571	602
Total Assets	$39,946	$40,518
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-Term Debt	$290	$—
Accounts Payable	5,807	5,797
Accrued Salaries and Related Expenses	1,391	1,428
Sales Taxes Payable	434	396
Deferred Revenue	1,468	1,337
Income Taxes Payable	35	12
Current Installments of Long-Term Debt	38	33
Other Accrued Expenses	1,806	1,746
Total Current Liabilities	11,269	10,749
Long-Term Debt, excluding current installments	16,869	14,691
Other Long-Term Liabilities	1,844	2,042
Deferred Income Taxes	642	514
Total Liabilities	30,624	27,996
STOCKHOLDERS’ EQUITY
Common Stock, par value $0.05; authorized: 10 billion shares; issued: 1.768 billion shares at February 1, 2015 and 1.761 billion shares at February 2, 2014; outstanding: 1.307 billion shares at February 1, 2015 and 1.380 billion shares at February 2, 2014	88	88
Paid-In Capital	8,885	8,402
Retained Earnings	26,995	23,180
Accumulated Other Comprehensive (Loss) Income	(452)	46
Treasury Stock, at cost, 461 million shares at February 1, 2015 and 381 million shares at February 2, 2014	(26,194)	(19,194)
Total Stockholders’ Equity	9,322	12,522
Total Liabilities and Stockholders’ Equity	$39,946	$40,518
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Fiscal Year Ended(1)
amounts in millions, except per share data	February 1, 2015	February 2, 2014	February 3, 2013
NET SALES	$83,176	$78,812	$74,754
Cost of Sales	54,222	51,422	48,912
GROSS PROFIT	28,954	27,390	25,842
Operating Expenses:
Selling, General and Administrative	16,834	16,597	16,508
Depreciation and Amortization	1,651	1,627	1,568
Total Operating Expenses	18,485	18,224	18,076
OPERATING INCOME	10,469	9,166	7,766
Interest and Other (Income) Expense:
Interest and Investment Income	(337)	(12)	(20)
Interest Expense	830	711	632
Other	—	—	(67)
Interest and Other, net	493	699	545
EARNINGS BEFORE PROVISION FOR INCOME TAXES	9,976	8,467	7,221
Provision for Income Taxes	3,631	3,082	2,686
NET EARNINGS	$6,345	$5,385	$4,535
Weighted Average Common Shares	1,338	1,425	1,499
BASIC EARNINGS PER SHARE	$4.74	$3.78	$3.03
Diluted Weighted Average Common Shares	1,346	1,434	1,511
DILUTED EARNINGS PER SHARE	$4.71	$3.76	$3.00
 —————

(1)	Fiscal years ended February 1, 2015 and February 2, 2014 include 52 weeks. Fiscal year ended February 3, 2013 includes 53 weeks.
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended(1)
amounts in millions	February 1, 2015	February 2, 2014	February 3, 2013
Net Earnings	$6,345	$5,385	$4,535
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	(510)	(329)	100
Cash Flow Hedges, net of tax	11	(12)	5
Other	1	(10)	(1)
Total Other Comprehensive (Loss) Income	(498)	(351)	104
COMPREHENSIVE INCOME	$5,847	$5,034	$4,639
 —————

(1)	Fiscal years ended February 1, 2015 and February 2, 2014 include 52 weeks. Fiscal year ended February 3, 2013 includes 53 weeks.
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Paid-In Capital	Retained Earnings		Treasury Stock		Stockholders’ Equity
amounts in millions, except per share data	Shares	Amount				Shares	Amount
Balance, January 29, 2012	1,733	$87	$6,966	$17,246	$293	(196)	$(6,694)	$17,898
Net Earnings	—	—	—	4,535	—	—	—	4,535
Shares Issued Under Employee Stock Plans	21	1	678	—	—	—	—	679
Tax Effect of Stock-Based Compensation	—	—	82	—	—	—	—	82
Foreign Currency Translation Adjustments	—	—	—	—	100	—	—	100
Cash Flow Hedges, net of tax	—	—	—	—	5	—	—	5
Stock Options, Awards and Amortization of Restricted Stock	—	—	218	—	—	—	—	218
Repurchases of Common Stock	—	—	—	—	—	(74)	(4,000)	(4,000)
Cash Dividends ($1.16 per share)	—	—	—	(1,743)	—	—	—	(1,743)
Other	—	—	4	—	(1)	—	—	3
Balance, February 3, 2013	1,754	$88	$7,948	$20,038	$397	(270)	$(10,694)	$17,777
Net Earnings	—	—	—	5,385	—	—	—	5,385
Shares Issued Under Employee Stock Plans	7	—	103	—	—	—	—	103
Tax Effect of Stock-Based Compensation	—	—	123	—	—	—	—	123
Foreign Currency Translation Adjustments	—	—	—	—	(329)	—	—	(329)
Cash Flow Hedges, net of tax	—	—	—	—	(12)	—	—	(12)
Stock Options, Awards and Amortization of Restricted Stock	—	—	228	—	—	—	—	228
Repurchases of Common Stock	—	—	—	—	—	(111)	(8,500)	(8,500)
Cash Dividends ($1.56 per share)	—	—	—	(2,243)	—	—	—	(2,243)
Other	—	—	—	—	(10)	—	—	(10)
Balance, February 2, 2014	1,761	$88	$8,402	$23,180	$46	(381)	$(19,194)	$12,522
Net Earnings	—	—	—	6,345	—	—	—	6,345
Shares Issued Under Employee Stock Plans	7	—	122	—	—	—	—	122
Tax Effect of Stock-Based Compensation	—	—	136	—	—	—	—	136
Foreign Currency Translation Adjustments	—	—	—	—	(510)	—	—	(510)
Cash Flow Hedges, net of tax	—	—	—	—	11	—	—	11
Stock Options, Awards and Amortization of Restricted Stock	—	—	225	—	—	—	—	225
Repurchases of Common Stock	—	—	—	—	—	(80)	(7,000)	(7,000)
Cash Dividends ($1.88 per share)	—	—	—	(2,530)	—	—	—	(2,530)
Other	—	—	—	—	1	—	—	1
Balance, February 1, 2015	1,768	$88	$8,885	$26,995	$(452)	(461)	$(26,194)	$9,322

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended(1)
amounts in millions	February 1, 2015	February 2, 2014	February 3, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$6,345	$5,385	$4,535
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,786	1,757	1,684
Stock-Based Compensation Expense	225	228	218
Gain on Sales of Investments	(323)	—	—
Goodwill Impairment	—	—	97
Changes in Assets and Liabilities, net of the effects of acquisitions:
Receivables, net	(81)	(15)	(143)
Merchandise Inventories	(124)	(455)	(350)
Other Current Assets	(199)	(5)	93
Accounts Payable and Accrued Expenses	244	605	698
Deferred Revenue	146	75	121
Income Taxes Payable	168	119	87
Deferred Income Taxes	159	(31)	107
Other Long-Term Liabilities	(152)	13	(180)
Other	48	(48)	8
Net Cash Provided by Operating Activities	8,242	7,628	6,975
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures, net of $217, $46 and $98 of non-cash capital expenditures in fiscal 2014, 2013 and 2012, respectively	(1,442)	(1,389)	(1,312)
Proceeds from Sales of Investments	323	—	—
Payments for Businesses Acquired, net	(200)	(206)	(170)
Proceeds from Sales of Property and Equipment	48	88	50
Net Cash Used in Investing Activities	(1,271)	(1,507)	(1,432)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Short-Term Borrowings, net	290	—	—
Proceeds from Long-Term Borrowings, net of discount	1,981	5,222	—
Repayments of Long-Term Debt	(39)	(1,289)	(32)
Repurchases of Common Stock	(7,000)	(8,546)	(3,984)
Proceeds from Sales of Common Stock	252	241	784
Cash Dividends Paid to Stockholders	(2,530)	(2,243)	(1,743)
Other Financing Activities	(25)	(37)	(59)
Net Cash Used in Financing Activities	(7,071)	(6,652)	(5,034)
Change in Cash and Cash Equivalents	(100)	(531)	509
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(106)	(34)	(2)
Cash and Cash Equivalents at Beginning of Year	1,929	2,494	1,987
Cash and Cash Equivalents at End of Year	$1,723	$1,929	$2,494
SUPPLEMENTAL DISCLOSURE OF CASH PAYMENTS MADE FOR:
Interest, net of interest capitalized	$782	$639	$617
Income Taxes	$3,435	$2,839	$2,482
 —————

(1)	Fiscal years ended February 1, 2015 and February 2, 2014 include 52 weeks. Fiscal year ended February 3, 2013 includes 53 weeks.
See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business, Consolidation and Presentation
The Home Depot, Inc. and its subsidiaries (the "Company") operate The Home Depot stores, which are full-service, warehouse-style stores averaging approximately 104,000 square feet of enclosed space, with approximately 24,000 additional square feet of outside garden area. The stores stock approximately 30,000 to 40,000 different kinds of building materials, home improvement supplies and lawn and garden products that are sold to do-it-yourself customers, do-it-for-me customers and professional customers. The Company also offers a significantly broader product assortment through its Home Depot, Home Decorators Collection and Blinds.com websites. At the end of fiscal 2014, the Company was operating 2,269 The Home Depot stores, which included 1,977 stores in the United States, including the Commonwealth of Puerto Rico and the territories of the U.S. Virgin Islands and Guam ("U.S."), 181 stores in Canada and 111 stores in Mexico. The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.
Fiscal Year
The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31. Fiscal years ended February 1, 2015 ("fiscal 2014") and February 2, 2014 ("fiscal 2013") include 52 weeks. The fiscal year ended February 3, 2013 ("fiscal 2012") includes 53 weeks.
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
In addition, certain subsidiaries of the Company extend credit directly to customers in the ordinary course of business. The receivables due from customers were $68 million and $57 million as of February 1, 2015 and February 2, 2014, respectively. The Company’s valuation reserve related to accounts receivable was not material to the Consolidated Financial Statements of the Company as of the end of fiscal 2014 or 2013.
Merchandise Inventories
The majority of the Company’s Merchandise Inventories are stated at the lower of cost (first-in, first-out) or market, as determined by the retail inventory method. As the inventory retail value is adjusted regularly to reflect market conditions, the inventory valued using the retail method approximates the lower of cost or market. Certain subsidiaries, including retail operations in Canada and Mexico, and distribution centers, record Merchandise Inventories at the lower of cost or market, as determined by a cost method. These Merchandise Inventories represent approximately 26% of the total Merchandise Inventories balance. The Company evaluates the inventory valued using a cost method at the end of each quarter to ensure that it is carried at the lower of cost or market. The valuation allowance for Merchandise Inventories valued under a cost method was not material to the Consolidated Financial Statements of the Company as of the end of fiscal 2014 or 2013.
Independent physical inventory counts or cycle counts are taken on a regular basis in each store and distribution center to ensure that amounts reflected in the accompanying Consolidated Financial Statements for Merchandise Inventories are properly stated. During the period between physical inventory counts in stores, the Company accrues for estimated losses related to shrink on a store-by-store basis based on recent shrink results and current trends in the business. Shrink (or in the case of excess inventory, "swell") is the difference between the recorded amount of inventory and the physical inventory. Shrink may occur due to theft, loss, inaccurate records for the receipt of inventory or deterioration of goods, among other things.
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
The Company and its eligible subsidiaries file a consolidated U.S. federal income tax return. Non-U.S. subsidiaries and certain U.S. subsidiaries, which are consolidated for financial reporting purposes, are not eligible to be included in the Company’s consolidated U.S. federal income tax return. Separate provisions for income taxes have been determined for these entities. The Company intends to reinvest substantially all of the unremitted earnings of its non-U.S. subsidiaries and postpone their remittance indefinitely. Accordingly, no provision for U.S. income taxes on these earnings was recorded in the accompanying Consolidated Statements of Earnings.
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
Revenues
The Company recognizes revenue, net of estimated returns and sales tax, at the time the customer takes possession of merchandise or receives services. The liability for sales returns is estimated based on historical return levels. When the Company receives payment from customers before the customer has taken possession of the merchandise or the service has been performed, the amount received is recorded as Deferred Revenue in the accompanying Consolidated Balance Sheets until the sale or service is complete. The Company also records Deferred Revenue for the sale of gift cards and recognizes this revenue upon the redemption of gift cards in Net Sales. Gift card breakage income is recognized based upon historical redemption patterns and represents the balance of gift cards for which the Company believes the likelihood of redemption by the customer is remote. During fiscal 2014, 2013 and 2012, the Company recognized $32 million, $30 million and $33 million, respectively, of gift card breakage income. This income is included in the accompanying Consolidated Statements of Earnings as a reduction in SG&A.
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
All payments received prior to the completion of services are recorded in Deferred Revenue in the accompanying Consolidated Balance Sheets. Services revenue was $3.8 billion, $3.5 billion and $3.2 billion for fiscal 2014, 2013 and 2012, respectively.
Self-Insurance
The Company is self-insured for certain losses related to general liability (including product liability), workers’ compensation, employee group medical and automobile claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. The expected ultimate cost of claims is estimated based upon analysis of historical data and actuarial estimates. The Company maintains network security and privacy liability insurance coverage to limit the Company's exposure to losses such as those that may be caused by a significant compromise or breach of the Company's data security. This coverage is discussed further in Note 13.
Prepaid Advertising
Television and radio advertising production costs, along with media placement costs, are expensed when the advertisement first appears. Amounts included in Other Current Assets in the accompanying Consolidated Balance Sheets relating to prepayments of production costs for print and broadcast advertising as well as sponsorship promotions were not material at the end of fiscal 2014 and 2013.
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
Volume rebates and certain advertising co-op allowances earned are initially recorded as a reduction in Merchandise Inventories and a subsequent reduction in Cost of Sales when the related product is sold. Certain advertising co-op allowances that are reimbursements of specific, incremental and identifiable costs incurred to promote vendors’ products are recorded as an offset against advertising expense. In fiscal 2014, 2013 and 2012, gross advertising expense was $884 million, $865 million and $831 million, respectively, and is included in SG&A. Specific, incremental and identifiable advertising co-op allowances were $125 million, $114 million and $85 million for fiscal 2014, 2013 and 2012, respectively, and are recorded as an offset to advertising expense in SG&A.
Cost of Sales
Cost of Sales includes the actual cost of merchandise sold and services performed, the cost of transportation of merchandise from vendors to the Company’s stores, locations or customers, the operating cost of the Company’s sourcing and distribution network and the cost of deferred interest programs offered through the Company’s private label credit card program.
The cost of handling and shipping merchandise from the Company’s stores, locations or distribution centers to the customer is classified as SG&A. The cost of shipping and handling, including internal costs and payments to third parties, classified as SG&A was $443 million, $410 million and $394 million in fiscal 2014, 2013 and 2012, respectively.

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
The assets of a store with indicators of impairment are evaluated by comparing its undiscounted cash flows with its carrying value. The estimate of cash flows includes management’s assumptions of cash inflows and outflows directly resulting from the use of those assets in operations, including gross margin on Net Sales, payroll and related items, occupancy costs, insurance allocations and other costs to operate a store. If the carrying value is greater than the undiscounted cash flows, an impairment loss is recognized for the difference between the carrying value and the estimated fair market value. Impairment losses are recorded as a component of SG&A in the accompanying Consolidated Statements of Earnings. When a leased location closes, the Company also recognizes in SG&A the net present value of future lease obligations less estimated sublease income. The Company recorded impairments and lease obligation costs on closings and relocations in the ordinary course of business, as well as for the closing of seven stores in China in fiscal 2012, which were not material to the Consolidated Financial Statements in fiscal 2014, 2013 or 2012.
Goodwill and Other Intangible Assets
Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Company does not amortize goodwill but does assess the recoverability of goodwill in the third quarter of each fiscal year, or more often if indicators warrant, by determining whether the fair value of each reporting unit supports its carrying value. Each year the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount as a basis for determining whether it is necessary to complete quantitative impairment assessments, with a quantitative assessment completed at least once every three years. The Company's most recent quantitative assessment was completed in fiscal 2013.
In fiscal 2014, the Company completed its annual assessment of the recoverability of goodwill for its U.S., Canada and Mexico reporting units. The Company performed qualitative assessments, concluding that the fair value of the reporting units was not more likely than not less than the carrying value. In fiscal 2012, the Company recorded a charge of $97 million to impair all of the goodwill associated with its former China reporting unit. There were no impairment charges related to the remaining goodwill for fiscal 2014, 2013 or 2012.
The Company amortizes the cost of other intangible assets over their estimated useful lives, which range up to ten years, unless such lives are deemed indefinite. Intangible assets with indefinite lives are tested in the third quarter of each fiscal year for impairment, or more often if indicators warrant. There were no impairment charges related to other intangible assets for fiscal 2014, 2013 or 2012.
Stock-Based Compensation
The per share weighted average fair value of stock options granted during fiscal 2014, 2013 and 2012 was $14.13, $13.10 and $9.86, respectively. The fair value of these options was determined at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Year Ended
	February 1, 2015	February 2, 2014	February 3, 2013
Risk-free interest rate	1.7%	0.8%	1.2%
Assumed volatility	22.7%	26.3%	27.0%
Assumed dividend yield	2.3%	2.2%	2.3%
Assumed lives of options	5 years	5 years	5 years
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
Segment Information
The Company operates within a single reportable segment primarily within North America. Net Sales for the Company outside the U.S. were $8.5 billion, $8.5 billion and $8.4 billion for fiscal 2014, 2013 and 2012, respectively. Long-lived assets outside the U.S. totaled $2.5 billion and $2.9 billion as of February 1, 2015 and February 2, 2014, respectively.
The following table presents the Net Sales of each major product category (and related services) for each of the last three fiscal years (dollar amounts in millions):

Product Category	Fiscal Year Ended
	February 1, 2015		February 2, 2014		February 3, 2013
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Kitchen	$8,403	10.1%	$7,978	10.1%	$7,022	9.4%
Indoor Garden	7,550	9.1	7,176	9.1	6,907	9.2
Paint	7,300	8.8	7,026	8.9	6,764	9.0
Outdoor Garden	6,394	7.7	6,154	7.8	5,958	8.0
Building Materials	6,055	7.3	5,729	7.3	5,594	7.5
Lumber	6,050	7.3	5,814	7.4	5,454	7.3
Flooring	5,986	7.2	5,734	7.3	5,469	7.3
Plumbing	5,740	6.9	5,437	6.9	5,126	6.9
Electrical	5,648	6.8	5,360	6.8	5,036	6.7
Tools	5,384	6.5	4,876	6.2	4,533	6.1
Hardware	4,974	6.0	4,718	6.0	4,580	6.1
Millwork	4,694	5.6	4,386	5.6	4,281	5.7
Bath	3,923	4.7	3,706	4.7	3,552	4.8
Décor	2,576	3.1	2,346	3.0	2,225	3.0
Lighting	2,499	3.0	2,372	3.0	2,253	3.0
Total	$83,176	100.0%	$78,812	100.0%	$74,754	100.0%
Note: Certain percentages may not sum to totals due to rounding.
Reclassifications
Certain amounts in prior fiscal years have been reclassified to conform with the presentation adopted in the current fiscal year.

2. INVESTMENT IN HD SUPPLY HOLDINGS, INC.
At the end of fiscal 2013, the Company owned 16.3 million shares of HD Supply Holdings, Inc. ("HD Supply") common stock, which represented approximately 8% of the shares of HD Supply common stock outstanding. This investment is accounted for using the cost method, as there are significant restrictions in place on the Company's ability to sell or transfer its HD Supply shares. The restrictions are controlled by the three largest shareholders of HD Supply (the "Principal Shareholders") for so long as they continue to own a certain portion of their original holdings of HD Supply. The carrying value of the HD Supply shares was impaired by the Company to a zero cost basis in fiscal 2009.
In the first quarter of fiscal 2014, the Principal Shareholders elected to sell shares of HD Supply common stock in a secondary public offering (the "May Offering"). Under the terms of a registration rights agreement among the Company, HD Supply and the Principal Shareholders (the "Registration Rights Agreement"), the Company had the right to include a portion of its shares in the May Offering and elected to do so. During the third and fourth quarters of fiscal 2014, two of the Principal Shareholders again elected to sell shares of HD Supply common stock in secondary public offerings, and the Company again exercised its rights under the Registration Rights Agreement to include a portion of its shares in these offerings. As a result of all of these offerings (including an overallotment option exercised during the second quarter of fiscal 2014 by the underwriters of the May Offering), the Company sold 12.2 million shares of HD Supply common stock in fiscal 2014, for which it received $323 million of proceeds and recognized a corresponding gain in fiscal 2014.
The total pretax gain of $323 million is included in Interest and Investment Income in the accompanying Consolidated Statements of Earnings for fiscal 2014. The remaining 4.1 million shares owned by the Company, which represent approximately 2% of the shares of HD Supply common stock outstanding, continue to be accounted for using the cost method as the restrictions on these shares remain in place.
3. PROPERTY AND LEASES
Property and Equipment as of February 1, 2015 and February 2, 2014 consisted of the following (amounts in millions):

	February 1, 2015	February 2, 2014
Property and Equipment, at cost:
Land	$8,243	$8,375
Buildings	17,759	17,950
Furniture, Fixtures and Equipment	9,602	10,107
Leasehold Improvements	1,419	1,388
Construction in Progress	585	548
Capital Leases	905	696
	38,513	39,064
Less Accumulated Depreciation and Amortization	15,793	15,716
Net Property and Equipment	$22,720	$23,348
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
Total rent expense, net of minor sublease income, for fiscal 2014, 2013 and 2012 was $918 million, $905 million and $849 million, respectively. Certain store leases also provide for contingent rent payments based on percentages of sales in excess of specified minimums. Contingent rent expense for fiscal 2014, 2013 and 2012 was approximately $7 million, $5 million and $4 million, respectively. Real estate taxes, insurance, maintenance and operating expenses applicable to the leased property are obligations of the Company under the lease agreements.

The approximate future minimum lease payments under capital and all other leases at February 1, 2015 were as follows (amounts in millions):

Fiscal Year	Capital Leases	Operating Leases
2015	$113	$893
2016	111	817
2017	108	737
2018	101	638
2019	97	561
Thereafter through 2097	880	4,059
	1,410	$7,705
Less imputed interest	726
Net present value of capital lease obligations	684
Less current installments	36
Long-term capital lease obligations, excluding current installments	$648
Short-term and long-term obligations for capital leases are included in the accompanying Consolidated Balance Sheets in Current Installments of Long-Term Debt and Long-Term Debt, respectively. The assets under capital leases recorded in Property and Equipment, net of amortization, totaled $557 million and $374 million at February 1, 2015 and February 2, 2014, respectively.
4. DEBT
The Company has commercial paper programs that allow for borrowings up to $2.0 billion. In connection with the programs, the Company has a back-up credit facility with a consortium of banks for borrowings up to $2.0 billion. In December 2014, the Company replaced its back-up credit facility, which was scheduled to expire in July 2017, with a new, substantially identical $2.0 billion credit facility. The new credit facility expires in December 2019 and contains various restrictive covenants. At February 1, 2015, the Company was in compliance with all of the covenants, and they are not expected to impact the Company’s liquidity or capital resources.
At February 1, 2015, there were $290 million of borrowings outstanding under the commercial paper programs and no borrowings outstanding under the related credit facility. All of the Company's short-term borrowings in fiscal 2014 were under these commercial paper programs. For the fiscal year ended February 1, 2015, the maximum amount outstanding at any month-end was $290 million, the average daily short-term borrowings were $20 million and the weighted average interest rate was 0.13%. There were no borrowings under the commercial paper programs or the related credit facility in fiscal 2013.

The Company’s Long-Term Debt at the end of fiscal 2014 and 2013 consisted of the following (amounts in millions):

	February 1, 2015	February 2, 2014
5.40% Senior Notes; due March 1, 2016; interest payable semi-annually on March 1 and September 1	$3,026	$3,042
2.25% Senior Notes; due September 10, 2018; interest payable semi-annually on March 10 and September 10	1,157	1,148
2.00% Senior Notes; due June 15, 2019; interest payable semi-annually on June 15 and December 15	996	—
3.95% Senior Notes; due September 15, 2020; interest payable semi-annually on March 15 and September 15	524	501
4.40% Senior Notes; due April 1, 2021; interest payable semi-annually on April 1 and October 1	999	999
2.70% Senior Notes; due April 1, 2023; interest payable semi-annually on April 1 and October 1	999	998
3.75% Senior Notes; due February 15, 2024; interest payable semi-annually on February 15 and August 15	1,095	1,094
5.875% Senior Notes; due December 16, 2036; interest payable semi-annually on June 16 and December 16	2,963	2,962
5.40% Senior Notes; due September 15, 2040; interest payable semi-annually on March 15 and September 15	499	499
5.95% Senior Notes; due April 1, 2041; interest payable semi-annually on April 1 and October 1	996	996
4.20% Senior Notes; due April 1, 2043; interest payable semi-annually on April 1 and October 1	996	996
4.875% Senior Notes; due February 15, 2044; interest payable semi-annually on February 15 and August 15	985	985
4.40% Senior Notes; due March 15, 2045; interest payable semi-annually on March 15 and September 15	985	—
Capital Lease Obligations; payable in varying installments through January 31, 2055	684	499
Other	3	5
Total debt	16,907	14,724
Less current installments	38	33
Long-Term Debt, excluding current installments	$16,869	$14,691
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
In September 2013, the Company issued $1.15 billion of 2.25% senior notes due September 10, 2018 (the "2018 notes") at a discount of $1 million, $1.1 billion of 3.75% senior notes due February 15, 2024 (the "2024 notes") at a discount of $6 million and $1.0 billion of 4.875% senior notes due February 15, 2044 (the "2044 notes") at a discount of $15 million (together, the "September 2013 issuance"). Interest on the 2018 notes is due semi-annually on March 10 and September 10 of each year, beginning March 10, 2014. Interest on the 2024 notes and the 2044 notes is due semi-annually on February 15 and August 15 of each year, beginning February 15, 2014. The net proceeds of the September 2013 issuance were used for general corporate purposes, including repayment of the Company's $1.25 billion 5.25% senior notes that matured December 16, 2013 and repurchases of shares of the Company's common stock. The $22 million discount associated with the September 2013 issuance is being amortized over the term of the notes using the effective interest rate method. Issuance costs associated with the September 2013 issuance were approximately $19 million and are being amortized over the term of the notes.
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
The Company's senior notes may be redeemed by the Company at any time, in whole or in part, at the redemption price plus accrued interest up to the redemption date. The redemption price is equal to the greater of (1) 100% of the principal amount of the notes to be redeemed, and (2) the sum of the present values of the remaining scheduled payments of principal and interest to the Par Call Date, as defined in the respective notes. Additionally, if a Change in Control Triggering Event occurs, as defined in each of the outstanding notes except for the 5.40% senior notes due March 1, 2016 (the "2016 notes"), holders of all notes other than the 2016 notes have the right to require the Company to redeem those notes at 101% of the aggregate principal amount of the notes plus accrued interest up to the redemption date. The Company is generally not limited under the indentures governing the notes in its ability to incur additional indebtedness or required to maintain financial ratios or specified levels of net worth or liquidity. Further, while the indentures governing the notes contain various restrictive covenants, none are expected to impact the Company’s liquidity or capital resources.
In November 2013, the Company entered into an interest rate swap that expires on September 10, 2018, with a notional amount of $500 million, accounted for as a fair value hedge, that swaps fixed rate interest on the 2018 notes for variable interest equal to LIBOR plus 88 basis points. At February 1, 2015, the approximate fair value of this agreement was an asset of $8 million, which is the estimated amount the Company would have received to settle the agreement and is included in Other Assets in the accompanying Consolidated Balance Sheets.
Also in November 2013, the Company entered into an interest rate swap that expires on September 15, 2020, with a notional amount of $500 million, accounted for as a fair value hedge, that swaps fixed rate interest on the Company’s 3.95% senior notes due September 15, 2020 for variable interest equal to LIBOR plus 183 basis points. At February 1, 2015, the approximate fair value of this agreement was an asset of $25 million, which is the estimated amount the Company would have received to settle the agreement and is included in Other Assets in the accompanying Consolidated Balance Sheets.
At February 1, 2015, the Company had an outstanding interest rate swap that expires on March 1, 2016, with a notional amount of $500 million, accounted for as a fair value hedge, that swaps fixed rate interest on the Company’s 5.40% senior notes due March 1, 2016 for variable interest equal to LIBOR plus 300 basis points. At February 1, 2015, the approximate fair value of this agreement was an asset of $19 million, which is the estimated amount the Company would have received to settle the agreement and is included in Other Assets in the accompanying Consolidated Balance Sheets.
During fiscal 2013, the Company had outstanding interest rate swaps, accounted for as fair value hedges, with a notional amount of $1.25 billion that swapped fixed rate interest on the Company’s $1.25 billion 5.25% senior notes that expired when the notes were repaid on December 16, 2013.
At February 1, 2015, the Company had outstanding cross currency swap agreements with a notional amount of $676 million, accounted for as cash flow hedges, to hedge foreign currency fluctuations on certain intercompany debt. At February 1, 2015, the approximate fair value of these agreements was an asset of $72 million, which is the estimated amount the Company would have received to settle the agreements.
Interest Expense in the accompanying Consolidated Statements of Earnings is net of interest capitalized of $2 million, $2 million and $3 million in fiscal 2014, 2013 and 2012, respectively. Maturities of Long-Term Debt are $38 million for fiscal 2015, $3.1 billion for fiscal 2016, $37 million for fiscal 2017, $1.2 billion for fiscal 2018, $1.0 billion for fiscal 2019 and $11.5 billion thereafter.
5. ACCELERATED SHARE REPURCHASE AGREEMENTS
In fiscal 2014, the Company entered into Accelerated Share Repurchase ("ASR") agreements with third-party financial institutions to repurchase $2.7 billion of the Company’s common stock. Under the agreements, the Company paid $2.7 billion to the financial institutions and received a total of 34 million shares in fiscal 2014. The final number of shares delivered upon settlement of each agreement was determined with reference to the average price of the Company’s common stock over the term of the applicable ASR agreement. The $2.7 billion of shares repurchased are included in Treasury Stock in the accompanying Consolidated Balance Sheets.
In fiscal 2013, the Company entered into ASR agreements with third-party financial institutions to repurchase $6.2 billion of the Company’s common stock. Under the agreements, the Company paid $6.2 billion to the financial institutions and received a total of 81 million shares in fiscal 2013. The final number of shares delivered upon settlement of each agreement was determined with reference to the average price of the Company’s common stock over the term of the applicable ASR agreement. The $6.2 billion of shares repurchased are included in Treasury Stock in the accompanying Consolidated Balance Sheets.
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
In March 2015, the Company entered into an ASR agreement with a third-party financial institution to repurchase $850 million of the Company's common stock. Under the agreement, the Company paid $850 million to the financial institution and received an initial delivery of approximately 7 million shares in the first quarter of fiscal 2015. The final number of shares delivered upon settlement of the agreement will be determined with reference to the average price of the Company's common stock over the term of the ASR agreement.
6. INCOME TAXES
The components of Earnings before Provision for Income Taxes for fiscal 2014, 2013 and 2012 were as follows (amounts in millions):

	Fiscal Year Ended
	February 1, 2015	February 2, 2014	February 3, 2013
United States	$9,217	$7,770	$6,677
Foreign	759	697	544
Total	$9,976	$8,467	$7,221
The Provision for Income Taxes consisted of the following (amounts in millions):

	Fiscal Year Ended
	February 1, 2015	February 2, 2014	February 3, 2013
Current:
Federal	$2,884	$2,503	$2,060
State	373	346	302
Foreign	258	265	230
	3,515	3,114	2,592
Deferred:
Federal	127	(12)	114
State	(11)	4	1
Foreign	—	(24)	(21)
	116	(32)	94
Total	$3,631	$3,082	$2,686
The Company’s combined federal, state and foreign effective tax rates for fiscal 2014, 2013 and 2012 were approximately 36.4%, 36.4% and 37.2%, respectively.

The reconciliation of the Provision for Income Taxes at the federal statutory rate of 35% to the actual tax expense for the applicable fiscal years was as follows (amounts in millions):

	Fiscal Year Ended
	February 1, 2015	February 2, 2014	February 3, 2013
Income taxes at federal statutory rate	$3,492	$2,964	$2,527
State income taxes, net of federal income tax benefit	235	227	197
Other, net	(96)	(109)	(38)
Total	$3,631	$3,082	$2,686
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of February 1, 2015 and February 2, 2014 were as follows (amounts in millions):

	February 1, 2015	February 2, 2014
Assets:
Deferred compensation	$272	$252
Accrued self-insurance liabilities	440	447
State income taxes	121	117
Non-deductible reserves	283	275
Capital loss carryover	—	104
Net operating losses	45	66
Impairment of investment	30	120
Other	279	281
Total Deferred Tax Assets	1,470	1,662
Valuation Allowance	(6)	(26)
Total Deferred Tax Assets after Valuation Allowance	1,464	1,636

Liabilities:
Inventory	(61)	(97)
Property and equipment	(1,156)	(1,236)
Goodwill and other intangibles	(161)	(150)
Other	(234)	(138)
Total Deferred Tax Liabilities	(1,612)	(1,621)
Net Deferred Tax (Liabilities) Assets	$(148)	$15
Current deferred tax assets and current deferred tax liabilities are netted by tax jurisdiction and noncurrent deferred tax assets and noncurrent deferred tax liabilities are netted by tax jurisdiction, and are included in the accompanying Consolidated Balance Sheets as follows (amounts in millions):

	February 1, 2015	February 2, 2014
Other Current Assets	$444	$482
Other Assets	51	49
Other Accrued Expenses	(1)	(2)
Deferred Income Taxes	(642)	(514)
Net Deferred Tax (Liabilities) Assets	$(148)	$15

The Company believes that the realization of the deferred tax assets is more likely than not, based upon the expectation that it will generate the necessary taxable income in future periods, and except for certain net operating losses discussed below, no valuation reserves have been provided.
At February 1, 2015, the Company had state and foreign net operating loss carryforwards available to reduce future taxable income, expiring at various dates beginning in 2015 to 2034. Management has concluded that it is more likely than not that the tax benefits related to the state net operating losses will be realized. However, it is unlikely that the Company will be able to utilize certain foreign net operating losses. Therefore, a valuation allowance has been provided to reduce the deferred tax asset related to foreign net operating losses to an amount that is more likely than not to be realized. Total valuation allowances related to foreign net operating losses at February 1, 2015 and February 2, 2014 were $6 million and $26 million, respectively.
The Company has not provided for deferred income taxes on approximately $3.4 billion of undistributed earnings of international subsidiaries because of its intention to indefinitely reinvest these earnings outside the U.S. The determination of the amount of the unrecognized deferred income tax liability related to the undistributed earnings is not practicable; however, unrecognized foreign income tax credits would be available to reduce a portion of this liability.
The Company’s income tax returns are routinely examined by domestic and foreign tax authorities. The Company is currently appealing certain proposed Internal Revenue Service examination adjustments for fiscal years 2005 through 2007. The Company's U.S. federal tax returns for fiscal years 2008 through 2012 are currently under examination by the IRS. There are also ongoing U.S. state and local and other foreign audits covering fiscal years 2005 through 2013. The Company does not expect the results from any income tax audit to have a material impact on the Company’s consolidated financial condition, results of operations, or cash flows.
Over the next twelve months, it is reasonably possible that the resolution of federal and state tax examinations could reduce the Company's unrecognized tax benefits by $270 million. Final settlement of these audit issues may result in payments that are more or less than this amount, but the Company does not anticipate the resolution of these matters will result in a material change to its consolidated financial position or results of operations.
Reconciliations of the beginning and ending amount of gross unrecognized tax benefits for fiscal 2014, 2013 and 2012 were as follows (amounts in millions):

	February 1, 2015	February 2, 2014	February 3, 2013
Unrecognized tax benefits balance at beginning of fiscal year	$790	$638	$621
Additions based on tax positions related to the current year	179	160	37
Additions for tax positions of prior years	34	52	92
Reductions for tax positions of prior years	(212)	(41)	(15)
Reductions due to settlements	(7)	(12)	(94)
Reductions due to lapse of statute of limitations	(19)	(7)	(3)
Unrecognized tax benefits balance at end of fiscal year	$765	$790	$638
The amount of unrecognized tax benefits that if recognized would affect the annual effective income tax rate on Net Earnings was $318 million, $344 million and $314 million as of February 1, 2015, February 2, 2014 and February 3, 2013, respectively.
Net adjustments to accruals for interest and penalties associated with uncertain tax positions resulted in expenses of $2 million, $7 million and $15 million in fiscal 2014, 2013 and 2012, respectively. Total accrued interest and penalties as of February 1, 2015 and February 2, 2014 were $104 million and $101 million, respectively. Interest and penalties are included in Interest Expense and SG&A, respectively, in the accompanying Consolidated Statements of Earnings.

7. EMPLOYEE STOCK PLANS
The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan ("2005 Plan") and The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan ("1997 Plan" and collectively with the 2005 Plan, the "Plans") provide that incentive and non-qualified stock options, stock appreciation rights, restricted stock, performance shares, performance units and deferred shares may be issued to selected associates, officers and directors of the Company. Under the 2005 Plan, the maximum number of shares of the Company’s common stock authorized for issuance is 255 million shares, with any award other than a stock option or stock appreciation right reducing the number of shares available for issuance by 2.11 shares. As of February 1, 2015, there were 141 million shares available for future grants under the 2005 Plan. No additional equity awards could be issued from the 1997 Plan after the adoption of the 2005 Plan on May 26, 2005.
Under the terms of the Plans, incentive stock options and non-qualified stock options must have an exercise price at or above the fair market value of the Company’s stock on the date of the grant. Typically, incentive stock options and non-qualified stock options vest at the rate of 25% per year commencing on the first or second anniversary date of the grant and expire on the tenth anniversary date of the grant. Additionally, certain stock options may become non-forfeitable upon the associate reaching age 60, provided the associate has had five years of continuous service. The Company recognized $23 million, $24 million and $23 million of stock-based compensation expense in fiscal 2014, 2013 and 2012, respectively, related to stock options.
Restrictions on the restricted stock issued under the Plans generally lapse according to one of the following schedules: (1) the restrictions on the restricted stock lapse over various periods up to five years, (2) the restrictions on 25% of the restricted stock lapse upon the third and sixth anniversaries of the date of issuance with the remaining 50% of the restricted stock lapsing upon the associate’s attainment of age 62, or (3) the restrictions on 25% of the restricted stock lapse upon the third and sixth anniversaries of the date of issuance with the remaining 50% of the restricted stock lapsing upon the earlier of the associate’s attainment of age 60 or the tenth anniversary of the grant date. The Company has also granted performance shares under the Plans, the payout of which is dependent on the Company’s performance against target average return on invested capital and operating profit over a three-year performance cycle. Additionally, certain awards may become non-forfeitable upon the associate's attainment of age 60, provided the associate has had five years of continuous service. The fair value of the restricted stock and performance shares is expensed over the period during which the restrictions lapse. The Company recorded stock-based compensation expense related to restricted stock and performance shares of $168 million, $171 million and $166 million in fiscal 2014, 2013 and 2012, respectively.
In fiscal 2014, 2013 and 2012, there were an aggregate of 206 thousand, 223 thousand and 313 thousand deferred shares, respectively, granted under the Plans. For associates, each deferred share entitles the individual to one share of common stock to be received up to five years after the grant date of the deferred shares, subject to certain deferral rights of the associate. Additionally, certain awards may become non-forfeitable upon the associate reaching age 60, provided the associate has had five years of continuous service. The Company recorded stock-based compensation expense related to deferred shares of $14 million, $14 million and $13 million in fiscal 2014, 2013 and 2012, respectively.
The Company maintains two Employee Stock Purchase Plans ("ESPPs") (U.S. and non-U.S. plans). The plan for U.S. associates is a tax-qualified plan under Section 423 of the Internal Revenue Code. The non-U.S. plan is not a Section 423 plan. As of February 1, 2015, there were 24 million shares available under the plan for U.S associates and 19 million shares available under the non-U.S. plan. The purchase price of shares under the ESPPs is equal to 85% of the stock’s fair market value on the last day of the purchase period, which is a six-month period ending on December 31 and June 30 of each year. During fiscal 2014, there were 1 million shares purchased under the ESPPs at an average price of $77.15. Under the outstanding ESPPs as of February 1, 2015, employees have contributed $15 million to purchase shares at 85% of the stock’s fair market value on the last day (June 30, 2015) of the current purchase period. The Company recognized $20 million, $19 million and $16 million of stock-based compensation expense in fiscal 2014, 2013 and 2012, respectively, related to the ESPPs.
In total, the Company recorded stock-based compensation expense, including the expense of stock options, restricted stock, performance shares, deferred shares and ESPP shares, of $225 million, $228 million and $218 million, in fiscal 2014, 2013 and 2012, respectively.

The following table summarizes stock options outstanding at February 1, 2015, February 2, 2014 and February 3, 2013, and changes during the fiscal years ended on these dates (shares in thousands):

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 29, 2012	33,170	$35.32
Granted	2,376	49.89
Exercised	(18,119)	38.24
Canceled	(810)	35.27
Outstanding at February 3, 2013	16,617	$34.23
Granted	1,704	69.91
Exercised	(4,240)	31.71
Canceled	(122)	43.80
Outstanding at February 2, 2014	13,959	$39.26
Granted	1,912	81.84
Exercised	(4,387)	32.41
Canceled	(439)	56.26
Outstanding at February 1, 2015	11,045	$48.68
The total intrinsic value of stock options exercised was $234 million, $181 million and $246 million in fiscal 2014, 2013 and 2012, respectively. As of February 1, 2015, there were approximately 11 million stock options outstanding with a weighted average remaining life of six years and an intrinsic value of $616 million. As of February 1, 2015, there were approximately 4 million stock options exercisable with a weighted average exercise price of $31.99, a weighted average remaining life of four years, and an intrinsic value of $292 million. As of February 1, 2015, there were approximately 9 million stock options vested or expected to ultimately vest. As of February 1, 2015, there was $39 million of unamortized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted average period of two years.
The following table summarizes restricted stock and performance shares outstanding at February 1, 2015, February 2, 2014 and February 3, 2013, and changes during the fiscal years ended on these dates (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 29, 2012	15,741	$31.81
Granted	3,965	49.18
Restrictions lapsed	(5,295)	30.62
Canceled	(1,172)	35.29
Outstanding at February 3, 2013	13,239	$37.18
Granted	3,092	68.44
Restrictions lapsed	(5,048)	30.67
Canceled	(827)	46.53
Outstanding at February 2, 2014	10,456	$48.82
Granted	2,963	76.71
Restrictions lapsed	(4,119)	39.90
Canceled	(804)	59.55
Outstanding at February 1, 2015	8,496	$61.86
As of February 1, 2015, there was $297 million of unamortized stock-based compensation expense related to restricted stock and performance shares, which is expected to be recognized over a weighted average period of two years. The total fair value of restricted stock and performance shares vesting during fiscal 2014, 2013 and 2012 was $334 million, $353 million and $265 million, respectively.

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
The Company’s contributions to the Benefit Plans and the restoration plan were $182 million, $184 million and $182 million for fiscal 2014, 2013 and 2012, respectively. At February 1, 2015, the Benefit Plans and the restoration plan held a total of 10 million shares of the Company’s common stock in trust for plan participants.
9. CHINA STORE CLOSINGS
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
10. DEBT GUARANTEE
In connection with the sale of HD Supply, Inc. on August 30, 2007, the Company guaranteed a $1.0 billion senior secured amortizing term loan of HD Supply, Inc. The original expiration date of the guarantee was August 30, 2012. In March 2010, the Company amended the guarantee to extend the expiration date to April 1, 2014. The fair value of the guarantee at August 30, 2007 was $16 million and was recorded as a liability of the Company in Other Long-Term Liabilities. The extension of the guarantee increased the fair value of the guarantee to $67 million, resulting in a $51 million charge to Interest and Other, net, for fiscal 2010. In April 2012, the term loan guarantee was terminated. As a result, the Company reversed its $67 million liability related to the guarantee, resulting in a $67 million pretax benefit to Interest and Other, net, for fiscal 2012.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The assets and liabilities of the Company that are measured at fair value on a recurring basis as of February 1, 2015 and February 2, 2014 were as follows (amounts in millions):

	Fair Value at February 1, 2015 Using			Fair Value at February 2, 2014 Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative agreements - assets	$—	$124	$—	$—	$30	$—
Derivative agreements - liabilities	—	—	—	—	(10)	—
Total	$—	$124	$—	$—	$20	$—
The Company uses derivative financial instruments from time to time in the management of its interest rate exposure on long-term debt and its exposure on foreign currency fluctuations. The fair value of the Company’s derivative financial instruments was measured using level 2 inputs. The Company’s derivative agreements are discussed further in Note 4.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Long-lived assets, goodwill and other intangible assets were analyzed for impairment on a nonrecurring basis using fair value measurements with unobservable inputs (level 3). Impairment charges related to long-lived assets, goodwill and other intangible assets in fiscal 2014 and 2013 were not material, as further discussed in Note 1 under the captions "Impairment of Long-Lived Assets" and "Goodwill and Other Intangible Assets," respectively.
The aggregate fair value of the Company’s senior notes, based on quoted market prices, was $19.0 billion and $15.6 billion at February 1, 2015 and February 2, 2014, respectively, compared to a carrying value of $16.2 billion and $14.2 billion at February 1, 2015 and February 2, 2014, respectively.
12. BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES
The reconciliation of basic to diluted weighted average common shares for fiscal 2014, 2013 and 2012 was as follows (amounts in millions):

	Fiscal Year Ended
	February 1, 2015	February 2, 2014	February 3, 2013
Weighted average common shares	1,338	1,425	1,499
Effect of potentially dilutive securities:
Stock plans	8	9	12
Diluted weighted average common shares	1,346	1,434	1,511
Stock plans consist of shares granted under the Company’s employee stock plans as described in Note 7. Options to purchase 1 million, 1 million and 1 million shares of common stock at February 1, 2015, February 2, 2014 and February 3, 2013, respectively, were excluded from the computation of Diluted Earnings per Share because their effect would have been anti-dilutive.
13. COMMITMENTS AND CONTINGENCIES
At February 1, 2015, the Company was contingently liable for approximately $392 million under outstanding letters of credit and open accounts issued for certain business transactions, including insurance programs, trade contracts and construction contracts. The Company’s letters of credit are primarily performance-based and are not based on changes in variable components, a liability or an equity security of the other party.
In addition to the Data Breach described below, the Company is involved in litigation arising from the normal course of business. In management's opinion, this litigation is not expected to have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.
Data Breach
In the third quarter of fiscal 2014, the Company confirmed that its payment data systems were breached, which potentially impacted customers who used payment cards at self-checkout systems in the Company's U.S. and Canadian stores (the "Data Breach"). The Company's investigation to date has determined the intruder used a vendor’s user name and password to enter the perimeter of the Company’s network. The intruder then acquired elevated rights that allowed it to navigate portions of the Company’s systems and to deploy unique, custom-built malware on the Company’s self-checkout systems to access payment card information of customers who shopped at the Company's U.S. and Canadian stores between April 2014 and September 2014. The investigation of the Data Breach is ongoing, and the Company is supporting law enforcement efforts to identify the responsible parties.
Expenses Incurred and Amounts Accrued
In fiscal 2014, the Company recorded $63 million of pretax expenses related to the Data Breach, partially offset by $30 million of expected insurance proceeds for costs the Company believes are reimbursable and probable of recovery under its insurance coverage, for pretax net expenses of $33 million. These expenses are included in SG&A expenses in the accompanying Consolidated Statements of Earnings for fiscal 2014. Expenses include costs to investigate the Data Breach; provide identity protection services, including credit monitoring, to impacted customers; increase call center staffing; and pay legal and other professional services, all of which were expensed as incurred.
At February 1, 2015, accrued liabilities and insurance receivable related to the Data Breach consisted of the following (amounts in millions):

	Accrued Liabilities	Insurance Receivable
(Expenses incurred) insurance receivable recorded	$(63)	$30
Payments made (received)	51	(10)
Balance at February 1, 2015	$(12)	$20
Litigation, Claims and Government Investigations
In addition to the above expenses, the Company believes it is probable that the payment card networks will make claims against the Company. The ultimate amount of these claims will likely include amounts for incremental counterfeit fraud losses and non-ordinary course operating expenses (such as card reissuance costs) that the payment card networks assert they or their issuing banks have incurred. In order for the Company to have liability for such claims, the Company believes it would have to be determined, among other things, that (1) at the time of the Data Breach the portion of the Company’s network that handles payment card data was noncompliant with applicable data security standards, and (2) the alleged noncompliance caused at least some portion of the compromise of payment card data that occurred during the Data Breach. Although an independent third-party assessor found the portion of the Company’s network that handles payment card data to be compliant with applicable data security standards in the fall of 2013, and the process of obtaining such certification for 2014 was ongoing at the time of the Data Breach, in March 2015 the forensic investigator working on behalf of the payment card networks alleged that the Company was not in compliance with certain of those standards at the time of the Data Breach. As a result, the Company believes it is probable that the payment card networks will make claims against it and that the Company will dispute those claims. When those claims are asserted, the Company will have to determine, based on the facts and information then available to it, whether to litigate or seek to settle those claims. At this time, the Company believes that settlement negotiations will ensue and that it is probable that the Company will incur a loss in connection with those claims. The Company cannot reasonably estimate a range of losses because no claims have yet been asserted and because there are significant factual and legal issues to be resolved. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. The Company believes that the ultimate amount paid on payment card network claims could be material to the Company's consolidated financial condition, results of operations, or cash flows in future periods.
In addition, at least 57 actions have been filed in courts in the U.S. and Canada, and other claims may be asserted against the Company on behalf of customers, payment card brands, payment card issuing banks, shareholders or others seeking damages or other related relief, allegedly arising from the Data Breach. Furthermore, several state and federal agencies, including State Attorneys General, are investigating events related to the Data Breach, including how it occurred, its consequences and the Company's responses. The Company is cooperating in the governmental investigations, and the Company may be subject to fines or other obligations. While a loss from these matters is reasonably possible, the Company is not able to estimate the costs, or range of costs, related to these matters because the proceedings remain in the early stages, alleged damages have not been specified, there is uncertainty as to the likelihood of a class or classes being certified or the ultimate size of any class if certified, and there are significant factual and legal issues to be resolved. The Company has not concluded that a loss from these matters is probable; therefore, the Company has not recorded an accrual for litigation, claims and governmental investigations related to these matters in fiscal 2014. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. The Company believes that the ultimate amount paid on these actions, claims and investigations could be material to the Company’s consolidated financial condition, results of operations, or cash flows in future periods.
Future Costs
The Company expects to incur significant legal and other professional services expenses associated with the Data Breach in future periods. The Company will recognize these expenses as services are received. Costs related to the Data Breach that may be incurred in future periods may also include liabilities to payment card networks for reimbursements of credit card fraud and card reissuance costs; liabilities related to the Company’s private label credit card fraud and card reissuance costs; liabilities from current and future civil litigation, governmental investigations and enforcement proceedings; future expenses for legal, investigative and consulting fees; and incremental expenses and capital investments for remediation activities. The Company believes that the ultimate amount paid on these services and claims could be material to the Company’s consolidated financial condition, results of operations, or cash flows in future periods.
Insurance Coverage
The Company maintained $100 million of network security and privacy liability insurance coverage in fiscal 2014, above a $7.5 million deductible, to limit the Company's exposure to losses such as those related to the Data Breach. As of February 1, 2015, the Company had received an initial payment of $10 million of insurance reimbursements, and expects to receive additional payments. In fiscal 2015, the Company entered into a new policy, with $100 million of network security and privacy liability insurance coverage, above a $10 million deductible, to limit the Company's exposure to similar losses.
14. QUARTERLY FINANCIAL DATA (UNAUDITED)
The following is a summary of the quarterly consolidated results of operations for the fiscal years ended February 1, 2015 and February 2, 2014 (amounts in millions, except per share data):

	Net Sales	Gross Profit	Net Earnings	Basic Earnings per Share	Diluted Earnings per Share
Fiscal Year Ended February 1, 2015:
First Quarter	$19,687	$6,885	$1,379	$1.01	$1.00
Second Quarter	23,811	8,161	2,050	1.52	1.52
Third Quarter	20,516	7,185	1,537	1.16	1.15
Fourth Quarter	19,162	6,723	1,379	1.06	1.05
Fiscal Year	$83,176	$28,954	$6,345	$4.74	$4.71
Fiscal Year Ended February 2, 2014:
First Quarter	$19,124	$6,679	$1,226	$0.84	$0.83
Second Quarter	22,522	7,721	1,795	1.25	1.24
Third Quarter	19,470	6,798	1,351	0.96	0.95
Fourth Quarter	17,696	6,192	1,013	0.73	0.73
Fiscal Year	$78,812	$27,390	$5,385	$3.78	$3.76
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
There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended February 1, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item, other than the information regarding the executive officers of the Company set forth below, is incorporated by reference to the sections entitled "Election of Directors," "Board of Directors Information," "General" and "Audit Committee Report" in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders (the "Proxy Statement").
Executive officers of the Company are appointed by, and serve at the pleasure of, the Board of Directors. The current executive officers of the Company are as follows:
MATTHEW A. CAREY, age 50, has been Executive Vice President and Chief Information Officer since September 2008. From January 2006 through August 2008, he served as Senior Vice President and Chief Technology Officer at eBay Inc., an online commerce platform. Mr. Carey was previously with Wal-Mart Stores, Inc., a general merchandise retailer, from June 1985 to December 2005. His final position with Wal-Mart was Senior Vice President and Chief Technology Officer. Mr. Carey serves as a director of Geeknet.com, a wholesaler and retailer of merchandise for technology enthusiasts.
TIMOTHY M. CROW, age 59, has been Executive Vice President – Human Resources since February 2007. From March 2005 through February 2007, he served as Senior Vice President – Human Resources, Organization, Talent and Performance Systems, and he served as Vice President – Human Resources, Performance Systems from May 2002 through March 2005. Mr. Crow previously served as Senior Vice President – Human Resources of Kmart Corporation, a general merchandise retailer, from May 1999 through May 2002.
EDWARD P. DECKER, age 52, has been Executive Vice President – Merchandising since August 2014. From October 2006 through July 2014, he served as Senior Vice President – Retail Finance, Pricing Analytics and Assortment Planning. Mr. Decker joined The Home Depot in 2000 and held various strategic planning roles, including serving as Vice President –Strategic Business Development from November 2002 to April 2006 and Senior Vice President – Strategic Business and Asset Development from April 2006 to September 2006. Prior to joining the Company, Mr. Decker held various positions in strategic planning, business development, finance and treasury at Kimberly-Clark Corp. and Scott Paper Co., both of which are consumer products companies.
MARK Q. HOLIFIELD, age 58, has been Executive Vice President – Supply Chain and Product Development since February 2014. From July 2006 through February 2014, he served as Senior Vice President – Supply Chain. Mr. Holifield was previously with Office Depot, Inc., an office products and services company, from 1994 through July 2006, where he served in variety of supply chain management positions, including Executive Vice President of Supply Chain Management.
CRAIG A. MENEAR, age 57, has been our Chief Executive Officer and President since November 2014 and our Chairman since February 2015. He previously served as our President, U.S. Retail from February 2014 to October 2014. From April 2007 through February 2014, he served as Executive Vice President – Merchandising, and from August 2003 through April 2007, he served as Senior Vice President – Merchandising. From 1997 through August 2003, Mr. Menear served in various management and vice president level positions in the Company’s Merchandising department, including Merchandising Vice President of Hardware, Merchandising Vice President of the Southwest Division, and Divisional Merchandise Manager of the Southwest Division.
MARC D. POWERS, age 53, has been Executive Vice President – U.S. Stores since November 2014. From December 2007 to October 2014, he served as Senior Vice President – Store Operations, and from October 2000 to December 2007, he served as a Regional Vice President. Mr. Powers began his career with The Home Depot in 1986 as a store associate and has held roles of increasing responsibility since he joined the Company.
TERESA WYNN ROSEBOROUGH, age 56, has been Executive Vice President, General Counsel and Corporate Secretary since November 2011. From April 2006 through November 2011, Ms. Roseborough served in several legal positions with MetLife, Inc., a provider of insurance and other financial services, including Senior Chief Counsel – Compliance & Litigation and most recently as Deputy General Counsel. Prior to joining MetLife, Ms. Roseborough was a partner with the law firm Sutherland Asbill & Brennan LLP from February 1996 through March 2006 and a Deputy Assistant Attorney General in the Office of Legal Counsel of the United States Department of Justice from January 1994 through February 1996. Ms. Roseborough serves as a director of The Hartford Financial Services Group, Inc., an investment and insurance company.
CAROL B. TOMÉ, age 58, has been Chief Financial Officer since May 2001 and Executive Vice President – Corporate Services since January 2007. Prior thereto, Ms. Tomé served as Senior Vice President – Finance and Accounting/Treasurer

from February 2000 through May 2001 and as Vice President and Treasurer from 1995 through February 2000. From 1992 until 1995, when she joined the Company, Ms. Tomé was Vice President and Treasurer of Riverwood International Corporation, a provider of paperboard packaging. Ms. Tomé serves as a director of United Parcel Service, Inc., a package delivery company.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.
(a)(1)  Financial Statements
The following financial statements are set forth in Item 8 hereof:

—	Management’s Responsibility for Financial Statements and Management’s Report on Internal Control Over Financial Reporting; and

—	Reports of Independent Registered Public Accounting Firm.

—	Consolidated Balance Sheets as of February 1, 2015 and February 2, 2014;

—	Consolidated Statements of Earnings for the fiscal years ended February 1, 2015, February 2, 2014 and February 3, 2013;

—	Consolidated Statements of Comprehensive Income for the fiscal years ended February 1, 2015, February 2, 2014 and February 3, 2013;

—	Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 1, 2015, February 2, 2014 and February 3, 2013;

—	Consolidated Statements of Cash Flows for the fiscal years ended February 1, 2015, February 2, 2014 and February 3, 2013;

—	Notes to Consolidated Financial Statements;

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

*3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q for the fiscal quarter ended July 31, 2011, Exhibit 3.1]

*3.2	By-Laws of The Home Depot, Inc. (Amended and Restated Effective June 2, 2011) [Form 8-K filed on August 21, 2014, Exhibit 3.2]

*4.1	Indenture, dated as of May 4, 2005, between The Home Depot, Inc. and The Bank of New York Trust Company, N.A., as Trustee. [Form S-3 (File No. 333-124699) filed May 6, 2005, Exhibit 4.1]

*4.2	Indenture, dated as of August 24, 2012 between The Home Depot, Inc. and Deutsche Bank Trust Company Americas, as Trustee. [Form S-3 (File No. 333-183621) filed August 29, 2012, Exhibit 4.3]

*4.3	Form of 5.40% Senior Note due March 1, 2016. [Form 8-K filed March 23, 2006, Exhibit 4.2]

*4.4	Form of 5.875% Senior Note due December 16, 2036. [Form 8-K filed December 19, 2006, Exhibit 4.3]

*4.5	Form of 3.95% Senior Note due September 15, 2020. [Form 8-K filed September 10, 2010, Exhibit 4.1]

*4.6	Form of 5.40% Senior Note due September 15, 2040. [Form 8-K filed September 10, 2010, Exhibit 4.2]

*4.7	Form of 4.40% Senior Note due April 1, 2021. [Form 8-K filed March 31, 2011, Exhibit 4.1]

*4.8	Form of 5.95% Senior Note due April 1, 2041. [Form 8-K filed March 31, 2011, Exhibit 4.2]

*4.9	Form of 2.70% Senior Note due April 1, 2023. [Form 8-K filed April 5, 2013, Exhibit 4.2]

*4.10	Form of 4.20% Senior Note due April 1, 2043. [Form 8-K filed April 5, 2013, Exhibit 4.3]

*4.11	Form of 2.25% Senior Note due September 10, 2018. [Form 8-K filed September 10, 2013, Exhibit 4.2]

*4.12	Form of 3.75% Senior Note due February 15, 2024. [Form 8-K filed September 10, 2013, Exhibit 4.3]

*4.13	Form of 4.875% Senior Note due February 15, 2044. [Form 8-K filed September 10, 2013, Exhibit 4.4]

*4.14	Form of 2.00% Senior Note due June 15, 2019. [Form 8-K filed June 12, 2014, Exhibit 4.2]

*4.15	Form of 4.40% Senior Note due March 15, 2045. [Form 8-K filed June 12, 2014, Exhibit 4.3]

*10.1†	The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan. [Form 10-Q for the fiscal quarter ended August 4, 2002, Exhibit 10.1]

*10.2†	Form of Executive Employment Death Benefit Agreement. [Form 10-K for the fiscal year ended February 3, 2013, Exhibit 10.2]

*10.3†	The Home Depot Deferred Compensation Plan for Officers (As Amended and Restated Effective January 1, 2008). [Form 8-K filed on August 20, 2007, Exhibit 10.1]

*10.4†	Amendment No. 1 to The Home Depot Deferred Compensation Plan for Officers (As Amended and Restated Effective January 1, 2008). [Form 10-K for the fiscal year ended January 31, 2010, Exhibit 10.4]

*10.5†	The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan. [Form 10-Q for the fiscal quarter ended May 5, 2013, Exhibit 10.1]

*10.6†
Amendment No. 1 to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan and The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan. [Form 10-K for the fiscal year ended January 31, 2010, Exhibit 10.6]

*10.7†	The Home Depot FutureBuilder Restoration Plan. [Form 8-K filed on August 20, 2007, Exhibit 10.2]

*10.8†	Amendment No. 1 to The Home Depot FutureBuilder Restoration Plan. [Form 10-K for the fiscal year ended February 2, 2014, Exhibit 10.8]

*10.9†	The Home Depot, Inc. Non-Employee Directors’ Deferred Stock Compensation Plan. [Form 8-K filed on August 20, 2007, Exhibit 10.3]

*10.10†	The Home Depot, Inc. Amended and Restated Management Incentive Plan (Effective November 21, 2013). [Form 10-K for the fiscal year ended February 2, 2014, Exhibit 10.10]

*10.11†	The Home Depot, Inc. Amended and Restated Employee Stock Purchase Plan, as amended and restated effective July 1, 2012. [Form 10-Q for the fiscal quarter ended April 29, 2012, Exhibit 10.1]

*10.12†	Form of Executive Officer Restricted Stock Award Pursuant to The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan. [Form 10-Q for the fiscal quarter ended October 31, 2004, Exhibit 10.1]

*10.13†	Form of Restricted Stock Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 3, 2008, Exhibit 10.2]

*10.14†	Form of U.S. Restricted Stock Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 13, 2009, Exhibit 10.1]

*10.15†	Form of Nonqualified Stock Option Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 27, 2007, Exhibit 10.6]

*10.16†	Form of Executive Officer Nonqualified Stock Option Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 13, 2009, Exhibit 10.4]

*10.17†	Form of Deferred Share Award (Non-Employee Director) Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 27, 2007, Exhibit 10.2]

*10.18†	Form of Performance Share Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 13, 2009, Exhibit 10.6]

*10.19†	Form of Equity Award Terms and Conditions Agreement Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 2, 2011, Exhibit 10.1]

*10.20†
Form of Executive Officer Equity Award Terms and Conditions Agreement Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 6, 2013, Exhibit 10.1]

*10.21†	Employment Arrangement between Francis S. Blake and The Home Depot, Inc., dated January 23, 2007 (Chairman and Chief Executive Officer). [Form 8-K/A filed on January 24, 2007, Exhibit 10.1]

*10.22†	Employment Arrangement between Francis S. Blake and The Home Depot, Inc., dated October 16, 2014 (Chairman). [Form 10-Q for the fiscal quarter ended November 2, 2014, Exhibit 10.1]

*10.23†
Employment Arrangement between Craig A. Menear and The Home Depot, Inc., dated April 25, 2007 (Executive Vice President – Merchandising). [Form 10-K for the fiscal year ended February 3, 2008, Exhibit 10.47]

*10.24†	Employment Arrangement between Craig A. Menear and The Home Depot, Inc., dated February 27, 2014 (President, U.S. Retail). [Form 10-Q for the fiscal quarter ended May 4, 2014, Exhibit 10.1]

*10.25†
Employment Arrangement between Craig A. Menear and The Home Depot, Inc., dated October 16, 2014 (Chief Executive Officer and President). [Form 10-Q for the fiscal quarter ended November 2, 2014, Exhibit 10.2]

*10.26†	Employment Arrangement between Carol B. Tomé and The Home Depot, Inc., dated January 22, 2007. [Form 8- K/A filed on January 24, 2007, Exhibit 10.2]

*10.27†	Code Section 409A Amendment to Employment Arrangement between Carol B. Tomé and The Home Depot, Inc., dated December 21, 2012. [Form 10-K for the fiscal year ended February 3, 2013, Exhibit 10.22]

*10.28†	Employment Arrangement between Marvin R. Ellison and The Home Depot, Inc., dated August 27, 2008. [Form 10-K for the fiscal year ended January 31, 2010, Exhibit 10.35]

*10.29†	Employment Arrangement between Matthew A. Carey and The Home Depot, Inc., dated August 22, 2008, as amended on September 3, 2008. [Form 10-K for the fiscal year ended January 30, 2011, Exhibit 10.36]

10.30†	Employment Arrangement between Mark Q. Holifield and The Home Depot, Inc., dated February 27, 2014.

10.31†	Employment Arrangement between Timothy M. Crow and The Home Depot, Inc., dated February 22, 2007.

12	Statement of Computation of Ratio of Earnings to Fixed Charges.

21	List of Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1‡	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Annual Report on Form 10-K for the fiscal year ended February 1, 2015, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders' Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

—————

†	Management contract or compensatory plan or arrangement.

‡	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of the SEC's Regulation S-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HOME DEPOT, INC. (Registrant)

By:	/s/ CRAIG A. MENEAR
(Craig A. Menear, Chairman, Chief Executive Officer and President)

Date:	March 25, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CRAIG A. MENEAR	Chairman, Chief Executive Officer and President (Principal Executive Officer)	March 25, 2015
(Craig A. Menear)

/s/ CAROL B. TOMÉ	Chief Financial Officer and Executive Vice President – Corporate Services (Principal Financial Officer and Principal Accounting Officer)	March 25, 2015
(Carol B. Tomé)

/s/ F. DUANE ACKERMAN	Director	March 25, 2015
(F. Duane Ackerman)

/s/ ARI BOUSBIB	Director	March 25, 2015
(Ari Bousbib)

/s/ GREGORY D. BRENNEMAN	Director	March 25, 2015
(Gregory D. Brenneman)

/s/ J. FRANK BROWN	Director	March 25, 2015
(J. Frank Brown)

/s/ ALBERT P. CAREY	Director	March 25, 2015
(Albert P. Carey)

/s/ ARMANDO CODINA	Director	March 25, 2015
(Armando Codina)

/s/ HELENA B. FOULKES	Director	March 25, 2015
(Helena B. Foulkes)

/s/ WAYNE M. HEWETT	Director	March 25, 2015
(Wayne M. Hewett)

/s/ KAREN L. KATEN	Director	March 25, 2015
(Karen L. Katen)

/s/ MARK VADON	Director	March 25, 2015
(Mark Vadon)

Five-Year Summary of Financial and Operating Results
The Home Depot, Inc. and Subsidiaries

amounts in millions, except where noted	2014	2013	2012(1)	2011	2010
STATEMENT OF EARNINGS DATA
Net sales	$83,176	$78,812	$74,754	$70,395	$67,997
Net sales increase (%)	5.5	5.4	6.2	3.5	2.8
Earnings before provision for income taxes	9,976	8,467	7,221	6,068	5,273
Net earnings	6,345	5,385	4,535	3,883	3,338
Net earnings increase (%)	17.8	18.7	16.8	16.3	27.4
Diluted earnings per share ($)	4.71	3.76	3.00	2.47	2.01
Diluted earnings per share increase (%)	25.3	25.3	21.5	22.9	29.7
Diluted weighted average number of common shares	1,346	1,434	1,511	1,570	1,658
Gross margin – % of sales	34.8	34.8	34.6	34.5	34.3
Total operating expenses – % of sales	22.2	23.1	24.2	25.0	25.7
Interest and other, net – % of sales	0.6	0.9	0.7	0.8	0.8
Earnings before provision for income taxes – % of sales	12.0	10.7	9.7	8.6	7.8
Net earnings – % of sales	7.6	6.8	6.1	5.5	4.9
BALANCE SHEET DATA AND FINANCIAL RATIOS
Total assets	$39,946	$40,518	$41,084	$40,518	$40,125
Working capital	4,033	4,530	3,910	5,144	3,357
Merchandise inventories	11,079	11,057	10,710	10,325	10,625
Net property and equipment	22,720	23,348	24,069	24,448	25,060
Long-term debt	16,869	14,691	9,475	10,758	8,707
Stockholders’ equity	9,322	12,522	17,777	17,898	18,889
Long-term debt-to-equity (%)	181.0	117.3	53.3	60.1	46.1
Total debt-to-equity (%)	184.5	117.6	60.7	60.3	51.6
Current ratio	1.36:1	1.42:1	1.34:1	1.55:1	1.33:1
Inventory turnover	4.7x	4.6x	4.5x	4.3x	4.1x
Return on invested capital (%)	24.9	20.9	17.0	14.9	12.8
STATEMENT OF CASH FLOWS DATA
Depreciation and amortization	$1,786	$1,757	$1,684	$1,682	$1,718
Capital expenditures	1,442	1,389	1,312	1,221	1,096
Cash dividends per share ($)	1.880	1.560	1.160	1.040	0.945
STORE DATA
Number of stores	2,269	2,263	2,256	2,252	2,248
Square footage at fiscal year-end	236	236	235	235	235
Average square footage per store (in thousands)	104	104	104	104	105
STORE SALES AND OTHER DATA
Comparable store sales increase (%)(2)	5.3	6.8	4.6	3.4	2.9
Sales per square foot ($)	352	334	319	299	289
Number of customer transactions	1,442	1,391	1,364	1,318	1,306
Average ticket ($)	57.87	56.78	54.89	53.28	51.93
Number of associates at fiscal year-end (in thousands)	371	365	340	331	321

(1)	Fiscal year 2012 includes 53 weeks; all other fiscal years reported include 52 weeks.

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

F-1

INDEX OF ATTACHED EXHIBITS

10.30†	Employment Arrangement between Mark Q. Holifield and The Home Depot, Inc., dated February 27, 2014.

10.31†	Employment Arrangement between Timothy M. Crow and The Home Depot, Inc., dated February 22, 2007.

12	Statement of Computation of Ratio of Earnings to Fixed Charges.

21	List of Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1‡	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Annual Report on Form 10-K for the fiscal year ended February 1, 2015, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders' Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.

‡	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of the SEC's Regulation S-K.