Form 10-Q
period 2015-05-03
HOME DEPOT INC
filed 2015-05-27
CIK 354950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2015
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
1,298,976,045 shares of common stock, $0.05 par value, as of May 19, 2015

THE HOME DEPOT, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

amounts in millions, except share and per share data	May 3, 2015	February 1, 2015
ASSETS
Current Assets:
Cash and Cash Equivalents	$2,827	$1,723
Receivables, net	1,839	1,484
Merchandise Inventories	12,306	11,079
Other Current Assets	1,023	1,016
Total Current Assets	17,995	15,302
Property and Equipment, at cost	38,800	38,513
Less Accumulated Depreciation and Amortization	16,238	15,793
Net Property and Equipment	22,562	22,720
Goodwill	1,359	1,353
Other Assets	594	571
Total Assets	$42,510	$39,946
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-Term Debt	$—	$290
Accounts Payable	8,070	5,807
Accrued Salaries and Related Expenses	1,283	1,391
Sales Taxes Payable	631	434
Deferred Revenue	1,603	1,468
Income Taxes Payable	632	35
Current Installments of Long-Term Debt	3,054	38
Other Accrued Expenses	1,732	1,806
Total Current Liabilities	17,005	11,269
Long-Term Debt, excluding current installments	13,818	16,869
Other Long-Term Liabilities	1,883	1,844
Deferred Income Taxes	600	642
Total Liabilities	33,306	30,624
STOCKHOLDERS’ EQUITY
Common Stock, par value $0.05; authorized: 10 billion shares; issued: 1.770 billion shares at May 3, 2015 and 1.768 billion shares at February 1, 2015; outstanding: 1.299 billion shares at May 3, 2015 and 1.307 billion shares at February 1, 2015	88	88
Paid-In Capital	8,957	8,885
Retained Earnings	27,805	26,995
Accumulated Other Comprehensive Loss	(327)	(452)
Treasury Stock, at cost, 471 million shares at May 3, 2015 and 461 million shares at February 1, 2015	(27,319)	(26,194)
Total Stockholders’ Equity	9,204	9,322
Total Liabilities and Stockholders’ Equity	$42,510	$39,946
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended
amounts in millions, except per share data	May 3, 2015	May 4, 2014
NET SALES	$20,891	$19,687
Cost of Sales	13,712	12,930
GROSS PROFIT	7,179	6,757
Operating Expenses:
Selling, General and Administrative	4,163	4,067
Depreciation and Amortization	419	413
Total Operating Expenses	4,582	4,480
OPERATING INCOME	2,597	2,277
Interest and Other (Income) Expense:
Interest and Investment Income	(4)	(100)
Interest Expense	197	191
Interest and Other, net	193	91
EARNINGS BEFORE PROVISION FOR INCOME TAXES	2,404	2,186
Provision for Income Taxes	825	807
NET EARNINGS	$1,579	$1,379

Weighted Average Common Shares	1,298	1,367
BASIC EARNINGS PER SHARE	$1.22	$1.01
Diluted Weighted Average Common Shares	1,305	1,376
DILUTED EARNINGS PER SHARE	$1.21	$1.00
Dividends Declared per Share	$0.59	$0.47
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
amounts in millions	May 3, 2015	May 4, 2014
Net Earnings	$1,579	$1,379
Other Comprehensive Income:
Foreign Currency Translation Adjustments	111	40
Cash Flow Hedges, net of tax	14	2
Total Other Comprehensive Income	125	42
COMPREHENSIVE INCOME	$1,704	$1,421
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
amounts in millions	May 3, 2015	May 4, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$1,579	$1,379
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	454	447
Stock-Based Compensation Expense	69	67
Changes in Assets and Liabilities:
Receivables, net	(347)	(433)
Merchandise Inventories	(1,198)	(1,272)
Other Current Assets	70	(8)
Accounts Payable and Accrued Expenses	2,128	1,702
Deferred Revenue	131	102
Income Taxes Payable	704	622
Deferred Income Taxes	(100)	64
Other	(86)	(102)
Net Cash Provided by Operating Activities	3,404	2,568
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(322)	(287)
Proceeds from Sales of Property and Equipment	5	7
Net Cash Used in Investing Activities	(317)	(280)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of Short-Term Borrowings, net	(290)	—
Repayments of Long-Term Debt	(10)	(12)
Repurchases of Common Stock	(1,125)	(1,250)
Proceeds from Sales of Common Stock	47	69
Cash Dividends Paid to Stockholders	(769)	(646)
Other Financing Activities	146	133
Net Cash Used in Financing Activities	(2,001)	(1,706)
Change in Cash and Cash Equivalents	1,086	582
Effect of Exchange Rate Changes on Cash and Cash Equivalents	18	—
Cash and Cash Equivalents at Beginning of Period	1,723	1,929
Cash and Cash Equivalents at End of Period	$2,827	$2,511
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 1, 2015, as filed with the Securities and Exchange Commission.
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
Valuation Reserves
As of May 3, 2015 and February 1, 2015, the valuation allowances for Merchandise Inventories and uncollectible Receivables were not material.
Reclassifications
Certain amounts in the prior fiscal period have been reclassified to conform with the presentation adopted in the current fiscal period. See Note 2 to the Consolidated Financial Statements included in this report.

2.	CHANGE IN ACCOUNTING POLICY
During the first quarter of fiscal 2015, the Company changed its accounting policy for shipping and handling costs from the Company's stores, locations or distribution centers to customers and for online fulfillment center costs. Under the new accounting policy, these costs are included in Cost of Sales, whereas they were previously included in Operating Expenses. Including these expenses in Cost of Sales will better align these costs with the related revenue in the gross profit calculation. This change in accounting policy will be applied retrospectively.
The Consolidated Statements of Earnings for the first quarter of fiscal 2014 have been reclassified to reflect this change in accounting policy. The impact of this reclassification was an increase of $128 million to Cost of Sales and a corresponding decrease of $128 million to Operating Expenses for the first quarter of fiscal 2014. This reclassification had no impact on Net Sales, Operating Income, Net Earnings or Earnings per Share.

3.	COMMITMENTS AND CONTINGENCIES
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

THE HOME DEPOT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Expenses Incurred and Amounts Accrued
In the first quarter of fiscal 2015, the Company recorded $16 million of pretax gross expenses for legal and other professional services related to the Data Breach, partially offset by $9 million of expected insurance proceeds for costs the Company believes are reimbursable and probable of recovery under its insurance coverage, for pretax net expenses of $7 million. These expenses are included in Selling, General and Administrative expenses in the accompanying Consolidated Statements of Earnings for the three months ended May 3, 2015.
At May 3, 2015, accrued liabilities and insurance receivable related to the Data Breach consisted of the following (amounts in millions):

	Accrued Liabilities	Insurance Receivable
Balance at August 3, 2014	$—	$—
(Expenses incurred) insurance receivable recorded	(43)	15
Payments made (received)	35	—
Balance at November 2, 2014	(8)	15
(Expenses incurred) insurance receivable recorded	(20)	15
Payments made (received)	16	(10)
Balance at February 1, 2015	(12)	20
(Expenses incurred) insurance receivable recorded	(16)	9
Payments made (received)	9	(20)
Balance at May 3, 2015	$(19)	$9
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
In addition, at least 57 class actions have been filed in courts in the U.S. and Canada, and other claims may be asserted against the Company on behalf of customers, payment card brands, payment card issuing banks, shareholders or others seeking damages or other related relief, allegedly arising from the Data Breach. The U.S. class actions have been consolidated for pre-trial proceedings in the United States District Court for the Northern District of Georgia. That court ordered that the individual class actions be administratively closed in favor of the filing of consolidated class action complaints on behalf of customers and

THE HOME DEPOT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

financial institutions allegedly harmed by the Data Breach. In addition, several state and federal agencies, including State Attorneys General, are investigating events related to the Data Breach, including how it occurred, its consequences and the Company's responses. The Company is cooperating in the governmental investigations, and the Company may be subject to fines or other obligations. While a loss from these matters is reasonably possible, the Company is not able to estimate the costs, or range of costs, related to these matters because the proceedings remain in the early stages, alleged damages have not been specified, there is uncertainty as to the likelihood of a class or classes being certified or the ultimate size of any class if certified, and there are significant factual and legal issues to be resolved. The Company has not concluded that a loss from these matters is probable; therefore, the Company has not recorded an accrual for litigation, claims and governmental investigations related to these matters in the first quarter of fiscal 2015. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. The Company believes that the ultimate amount paid on these actions, claims and investigations could be material to the Company’s consolidated financial condition, results of operations, or cash flows in future periods.
Future Costs
The Company expects to incur significant legal and other professional services expenses associated with the Data Breach in future periods. The Company will recognize these expenses as services are received. Costs related to the Data Breach that may be incurred in future periods may also include liabilities to payment card networks for reimbursements of credit card fraud and card reissuance costs; liabilities related to the Company's private label credit card fraud and card reissuance costs; liabilities from current and future civil litigation, governmental investigations and enforcement proceedings; future expenses for legal, investigative and consulting fees; and incremental expenses and capital investments for remediation activities. The Company believes that the ultimate amount paid on these services and claims could be material to the Company’s consolidated financial condition, results of operations, or cash flows in future periods.
Insurance Coverage
The Company maintained $100 million of network security and privacy liability insurance coverage in fiscal 2014, above a $7.5 million deductible, to limit the Company's exposure to losses such as those related to the Data Breach. As of May 3, 2015, the Company had received initial payments totaling $30 million of insurance reimbursements under the fiscal 2014 policy, and expects to receive additional payments. In the first quarter of fiscal 2015, the Company entered into a new policy, with $100 million of network security and privacy liability insurance coverage, above a $10 million deductible, to limit the Company's exposure to similar losses.

4.	ACCELERATED SHARE REPURCHASE AGREEMENTS
The Company enters into an Accelerated Share Repurchase ("ASR") agreement from time to time with a third-party financial institution to repurchase shares of the Company's common stock. Under the ASR agreement, the Company pays a specified amount to the financial institution and receives an initial delivery of shares. This initial delivery of shares represents the minimum number of shares that the Company may receive under the agreement. Upon settlement of the ASR agreement, the financial institution delivers additional shares, with the final number of shares delivered determined with reference to the volume weighted average price per share of the Company's common stock over the term of the agreement, less a negotiated discount. The transactions are accounted for as equity transactions and are included in Treasury Stock when the shares are received, at which time there is an immediate reduction in the weighted average common shares calculation for basic and diluted earnings per share.
In the first quarter of fiscal 2015, the Company entered into an ASR agreement with a third-party financial institution to repurchase $850 million of the Company’s common stock. Under this agreement, the Company paid $850 million to the financial institution and received an initial delivery of 7 million shares in the first quarter of fiscal 2015. The transaction was completed later in the first quarter of fiscal 2015, at which time the Company received 500 thousand additional shares.

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

THE HOME DEPOT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•	Level 1 –	Observable inputs that reflect quoted prices in active markets
•	Level 2 –	Inputs other than quoted prices in active markets that are either directly or indirectly observable
•	Level 3 –	Unobservable inputs for which little or no market data exists, therefore requiring the Company to develop its own assumptions
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The assets and liabilities of the Company that are measured at fair value on a recurring basis as of May 3, 2015 and February 1, 2015 were as follows (amounts in millions):

	Fair Value at May 3, 2015 Using			Fair Value at February 1, 2015 Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative agreements - assets	$—	$125	$—	$—	$124	$—
Derivative agreements - liabilities	—	—	—	—	—	—
Total	$—	$125	$—	$—	$124	$—
The Company uses derivative financial instruments from time to time in the management of its interest rate exposure on long-term debt and its exposure on foreign currency fluctuations. The fair value of the Company’s derivative financial instruments was measured using level 2 inputs.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Long-lived assets were analyzed for impairment on a nonrecurring basis using fair value measurements with unobservable inputs (level 3). Impairment charges related to long-lived assets in the first three months of fiscal 2015 and 2014 were not material.
The aggregate fair value of the Company’s senior notes, based on quoted market prices, was $18.2 billion and $19.0 billion at May 3, 2015 and February 1, 2015, respectively, compared to a carrying value of $16.2 billion and $16.2 billion at May 3, 2015 and February 1, 2015, respectively.

6.	BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES
The reconciliation of basic to diluted weighted average common shares for the three months ended May 3, 2015 and May 4, 2014 was as follows (amounts in millions):

	Three Months Ended
	May 3, 2015	May 4, 2014
Weighted average common shares	1,298	1,367
Effect of potentially dilutive securities:
Stock plans	7	9
Diluted weighted average common shares	1,305	1,376
Stock plans consist of shares granted under the Company’s employee stock plans. Options to purchase 1 million and 2 million shares of common stock for the three months ended May 3, 2015 and May 4, 2014, respectively, were excluded from the computation of Diluted Earnings per Share because their effect would have been anti-dilutive.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
The Home Depot, Inc.:
We have reviewed the Consolidated Balance Sheet of The Home Depot, Inc. and subsidiaries as of May 3, 2015, and the related Consolidated Statements of Earnings, Comprehensive Income, and Cash Flows for the three-month periods ended May 3, 2015 and May 4, 2014. These Consolidated Financial Statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheet of The Home Depot, Inc. and subsidiaries as of February 1, 2015, and the related Consolidated Statements of Earnings, Comprehensive Income, Stockholders’ Equity, and Cash Flows for the year then ended (not presented herein); and in our report dated March 26, 2015, we expressed an unqualified opinion on those Consolidated Financial Statements. In our opinion, the information set forth in the accompanying Consolidated Balance Sheet as of February 1, 2015, is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.
/s/ KPMG LLP
Atlanta, Georgia
May 26, 2015

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
Certain statements contained herein regarding our future performance constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may relate to, among other things, the demand for our products and services; net sales growth; comparable store sales; effects of competition; state of the economy; state of the residential construction, housing and home improvement markets; state of the credit markets, including mortgages, home equity loans and consumer credit; demand for credit offerings; inventory and in-stock positions; implementation of store, interconnected retail and supply chain initiatives; management of relationships with our suppliers and vendors; the impact and expected outcome of investigations, inquiries, claims and litigation, including those related to the data breach we discovered in the third quarter of fiscal 2014; issues related to the types of payment methods we accept and the timing of upgrades and enhancements impacting point of sale devices; continuation of share repurchase programs; net earnings performance; earnings per share; capital allocation and expenditures; liquidity; return on invested capital; expense leverage; stock-based compensation expense; commodity price inflation and deflation; the ability to issue debt on terms and at rates acceptable to us; the effect of accounting charges; the effect of adopting certain accounting standards; store openings and closures; and financial outlook.
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
EXECUTIVE SUMMARY AND SELECTED CONSOLIDATED STATEMENTS OF EARNINGS DATA
For the first quarter of fiscal 2015, we reported Net Earnings of $1.6 billion and Diluted Earnings per Share of $1.21 compared to Net Earnings of $1.4 billion and Diluted Earnings per Share of $1.00 for the first quarter of fiscal 2014. The results for the first quarter of fiscal 2015 included a $71 million net benefit to our Provision for Income Taxes due primarily to a favorable settlement of a tax audit. The results for the first quarter of fiscal 2014 included a $97 million pretax gain related to the sale of a portion of our equity ownership in HD Supply Holdings, Inc. ("HD Supply").
During the first quarter of fiscal 2015, we changed our accounting policy for shipping and handling costs from our stores, locations or distribution centers to customers and for online fulfillment center costs. Under the new accounting policy, these costs are included in Cost of Sales, whereas they were previously included in Operating Expenses. The Consolidated Statements of Earnings for the first quarter of fiscal 2014 have been reclassified to reflect this change in accounting policy. The impact of this reclassification was an increase of $128 million to Cost of Sales and a corresponding decrease of $128 million to Operating Expenses for the first quarter of fiscal 2014. This reclassification had no impact on Net Sales, Operating Income, Net Earnings or Earnings per Share.
Net Sales increased 6.1% to $20.9 billion for the first quarter of fiscal 2015 from $19.7 billion for the first quarter of fiscal 2014. Our total comparable store sales increased 6.1% in the first quarter of fiscal 2015, driven by a 4.4% increase in our comparable store customer transactions and a 1.7% increase in our comparable store average ticket. Comparable store sales for our U.S. stores increased 7.1% in the first quarter of fiscal 2015.
Data Breach
In the third quarter of fiscal 2014, we confirmed that our payment data systems were breached, which potentially impacted customers who used payment cards at self-checkout systems in our U.S. and Canadian stores (the "Data Breach"). Our investigation to date has determined the intruder used a vendor’s user name and password to enter the perimeter of our network. The intruder then acquired elevated rights that allowed it to navigate portions of our systems and to deploy unique, custom-built malware on our self-checkout systems to access payment card information of up to 56 million customers who shopped at our U.S. and Canadian stores between April 2014 and September 2014. On September 18, 2014, we confirmed that the malware used in the Data Breach had been eliminated from our systems. There is no evidence that debit PIN numbers were compromised or that the Data Breach impacted stores in Mexico or customers who shopped online at HomeDepot.com or HomeDepot.ca. In addition, we announced on November 6, 2014 that separate files containing approximately 53 million email addresses were also taken during the Data Breach. These files did not contain passwords, payment card information or other sensitive personal information. The investigation of the Data Breach is ongoing, and we are supporting law enforcement efforts to identify the responsible parties.
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
Expenses Incurred
In the first quarter of fiscal 2015, we recorded $16 million of pretax gross expenses for legal and other professional services related to the Data Breach, partially offset by $9 million of expected insurance proceeds for costs we believe are reimbursable and probable of recovery under our insurance coverage, for pretax net expenses of $7 million. These expenses were expensed as incurred and are included in Selling, General and Administrative expenses in the accompanying Consolidated Statements of Earnings for the first quarter of fiscal 2015.
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
In addition, at least 57 class actions have been filed in courts in the U.S. and Canada, and other claims may be asserted against us on behalf of customers, payment card brands, payment card issuing banks, shareholders or others seeking damages or other related relief, allegedly arising from the Data Breach. The U.S. class actions have been consolidated for pre-trial proceedings in the United States District Court for the Northern District of Georgia. That court ordered that the individual class actions be administratively closed in favor of the filing of consolidated class action complaints on behalf of customers and financial institutions allegedly harmed by the Data Breach. In addition, several state and federal agencies, including State Attorneys General, are investigating events related to the Data Breach, including how it occurred, its consequences and our responses. We are cooperating in the governmental investigations, and we may be subject to fines or other obligations. While a loss from these matters is reasonably possible, we are not able to estimate the costs, or range of costs, related to these matters because the proceedings remain in the early stages, alleged damages have not been specified, there is uncertainty as to the likelihood of a class or classes being certified or the ultimate size of any class if certified, and there are significant factual and legal issues to be resolved. We have not concluded that a loss from these matters is probable; therefore, we have not recorded an accrual for litigation, claims and governmental investigations related to these matters in the first quarter of fiscal 2015. We will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. We believe that the ultimate amount paid on these actions, claims and investigations could be material to our consolidated financial condition, results of operations, or cash flows in future periods.

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
Insurance Coverage
We maintained $100 million of network security and privacy liability insurance coverage in fiscal 2014, above a $7.5 million deductible, to limit our exposure to losses such as those related to the Data Breach. As of May 3, 2015, we had received initial payments totaling $30 million of insurance reimbursements under the fiscal 2014 policy, and expect to receive additional payments. In the first quarter of fiscal 2015, we entered into a new policy, with $100 million of network security and privacy liability insurance coverage, above a $10 million deductible, to limit our exposure to similar losses.
Key Initiatives
In the first quarter of fiscal 2015, we continued to focus on the following key initiatives:
Customer Service – Our customer service initiative is anchored on the principles of simplifying the business, creating an emotional connection with customers, putting customers first and taking care of our associates. In the first quarter of fiscal 2015, we utilized our recently deployed second generation FIRST phone, a handheld mobile device used by our store associates, to enhance customer service in the stores. This device allowed associates to convert online sales in the aisle and expedite the checkout process for customers during peak traffic periods. Further, we improved our net promoter score during the quarter.
Product Authority – Our product authority initiative is facilitated by our merchandising transformation and portfolio strategy, which is focused on delivering product innovation, assortment and value. In the first quarter of fiscal 2015, we continued to introduce a wide range of innovative new products to our professional, do-it-for-me and do-it-yourself customers, while remaining focused on offering everyday values in our stores and online. We also continued to use our merchandising assortment planning and pricing tools to help us make focused merchandising decisions regarding product assortment in particular stores or geographic areas.
Disciplined Capital Allocation, Productivity and Efficiency – Our approach to driving productivity and efficiency is advanced through continuous operational improvement in the stores and our supply chain, disciplined capital allocation and building shareholder value through higher returns on invested capital and total value returned to shareholders in the form of dividends and share repurchases. We repurchased a total of 9.9 million shares for $1.1 billion through an Accelerated Share Repurchase ("ASR") agreement and the open market during the first quarter of fiscal 2015.
We opened one new store in Canada during the first quarter of fiscal 2015, for a total store count of 2,270 at the end of the quarter. As of the end of the first quarter of fiscal 2015, a total of 293 of our stores, or 12.9%, were located in Canada and Mexico.
We generated $3.4 billion of cash flow from operations in the first quarter of fiscal 2015. This cash flow was used to fund $1.1 billion of share repurchases, pay $769 million of dividends, fund $322 million in capital expenditures and repay $290 million of short-term borrowings.
Our inventory turnover ratio was 4.7 times at the end of the first quarter of fiscal 2015 compared to 4.4 times at the end of the first quarter of fiscal 2014. Our return on invested capital (computed on net operating profit after tax for the trailing twelve months and the average of beginning and ending long-term debt and equity) was 26.1% for the first quarter of fiscal 2015 compared to 21.2% for the first quarter of fiscal 2014.
Interconnected Retail – Our focus on interconnected retail, which connects our other three key initiatives, is based on building a competitive and seamless platform across all commerce channels. During the first quarter of fiscal 2015, we further connected our in-store and online experiences by leveraging our digital marketing capabilities to more effectively target customers with relevant products and special buys, highlight local in-store product assortments and increase traffic to our stores. The enhanced product locator on our mobile application also helped customers find products in our stores. Additionally, we began further interconnecting our distribution networks and our Rapid Deployment Centers ("RDCs") by beginning to provide our RDCs with the capability to process Buy Online, Ship to Store ("BOSS") orders. These enhancements will create a more efficient product flow to our stores and will more effectively meet our customers' demands for fulfillment options. Over 40% of our online orders are picked up in our stores through our Buy Online, Pick-up In Store ("BOPIS") and BOSS programs. Sales from our online channels increased 29.4% for the first quarter of fiscal 2015 compared to the same period last year and represented approximately 5.1% of our total Net Sales for the first quarter of fiscal 2015.
We believe the selected sales data, the percentage relationship between Net Sales and major categories in the Consolidated Statements of Earnings and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations.

	% of Net Sales
	Three Months Ended
	May 3, 2015	May 4, 2014	% Increase (Decrease) in Dollar Amounts
NET SALES	100.0%	100.0%	6.1%
GROSS PROFIT	34.4	34.3	6.2
Operating Expenses:
Selling, General and Administrative	19.9	20.7	2.4
Depreciation and Amortization	2.0	2.1	1.5
Total Operating Expenses	21.9	22.8	2.3

OPERATING INCOME	12.4	11.6	14.1
Interest and Other (Income) Expense:
Interest and Investment Income	—	(0.5)	N/M
Interest Expense	0.9	1.0	3.1
Interest and Other, net	0.9	0.5	N/M

EARNINGS BEFORE PROVISION FOR INCOME TAXES	11.5	11.1	10.0
Provision for Income Taxes	3.9	4.1	2.2
NET EARNINGS	7.6%	7.0%	14.5%
SELECTED SALES DATA
Number of Customer Transactions (in millions)	360.2	344.5	4.6%
Average Ticket	$58.60	$57.59	1.8%
Sales per Square Foot	$353.70	$334.01	5.9%
Comparable Store Sales Increase (%)(1)	6.1%	2.6%	N/A
Online Sales (% of Net Sales)(2)	5.1%	4.2%	29.4%
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

N/M – Not Meaningful
N/A – Not Applicable

RESULTS OF OPERATIONS
Net Sales for the first quarter of fiscal 2015 increased 6.1% to $20.9 billion from $19.7 billion for the first quarter of fiscal 2014. The increase in Net Sales for the first quarter of fiscal 2015 reflects the impact of positive comparable store sales driven by increased customer transactions and average ticket growth. Total comparable store sales increased 6.1% for the first quarter of fiscal 2015 on top of an increase of 2.6% for the first quarter of fiscal 2014.
The positive comparable store sales for the first quarter of fiscal 2015 reflect a number of factors, including the execution of our key initiatives, continued strength in our maintenance and repair categories, and an improved U.S. home improvement market. All of our departments posted positive comparable store sales for the first quarter of fiscal 2015. Comparable store sales for our Tools, Indoor Garden, Outdoor Garden, Décor, Lighting, Plumbing and Appliances product categories were above the Company average for the first quarter of fiscal 2015. Further, our comparable store customer transactions increased 4.4% for the first quarter of fiscal 2015. Our comparable store average ticket increased 1.7% for the first quarter of fiscal 2015, due in part to strong sales in big ticket purchases, such as riding lawnmowers, water heaters, appliances, windows and sheds.
Gross Profit increased 6.2% to $7.2 billion for the first quarter of fiscal 2015 from $6.8 billion for the first quarter of fiscal 2014. Gross Profit as a percent of Net Sales increased 4 basis points to 34.4% for the first quarter of fiscal 2015 compared to 34.3% for the first quarter of fiscal 2014. The increase in gross profit margin for the first quarter of fiscal 2015 reflects benefits from our supply chain driven by lower fuel costs and increased productivity, partially offset by a change in the mix of products sold and slightly higher shrink compared to the same period of fiscal 2014.
Selling, General and Administrative expenses ("SG&A") increased 2.4% to $4.2 billion for the first quarter of fiscal 2015 from $4.1 billion for the first quarter of fiscal 2014. SG&A for the first quarter of fiscal 2015 included $16 million of pretax gross expenses related to the Data Breach, partially offset by a $9 million receivable for costs we believe are reimbursable and probable of recovery under our insurance coverage, for pretax net expenses of $7 million. As a percent of Net Sales, SG&A was 19.9% for the first quarter of fiscal 2015 compared to 20.7% for the first quarter of fiscal 2014. The decrease in SG&A as a percent of Net Sales for the first quarter of fiscal 2015 reflects expense leverage resulting from the positive comparable store sales environment.
Depreciation and Amortization increased 1.5% to $419 million for the first quarter of fiscal 2015 from $413 million for the first quarter of fiscal 2014. Depreciation and Amortization as a percent of Net Sales was 2.0% for the first quarter of fiscal 2015 compared to 2.1% for the first quarter of 2014. The decrease in Depreciation and Amortization as a percent of Net Sales for the first quarter of fiscal 2015 reflects expense leverage resulting from the positive comparable store sales environment.
Operating Income increased 14.1% to $2.6 billion for the first quarter of fiscal 2015 from $2.3 billion for the first quarter of fiscal 2014. Operating Income as a percent of Net Sales was 12.4% for the first quarter of fiscal 2015 compared to 11.6% for the first quarter of fiscal 2014.
For the first quarter of fiscal 2015, we recognized $193 million of Interest and Other, net, compared to $91 million for the first quarter of fiscal 2014. Interest and Other, net, as a percent of Net Sales was 0.9% for the first quarter of fiscal 2015 compared to 0.5% for the first quarter of fiscal 2014. Interest and Other, net, for the first quarter of fiscal 2014 included a $97 million pretax gain related to the sale of a portion of our equity ownership in HD Supply.
Our combined effective income tax rate was 34.3% for the first quarter of fiscal 2015 compared to 36.9% for the first quarter of fiscal 2014. The effective income tax rate for the first quarter of fiscal 2015 reflects a $71 million net benefit to our Provision for Income Taxes due primarily to a favorable settlement of a tax audit.
Diluted Earnings per Share were $1.21 for the first quarter of fiscal 2015 compared to $1.00 for the first quarter of fiscal 2014. Diluted Earnings per Share for the first quarter of fiscal 2015 reflect $0.05 of benefit from a favorable settlement of a tax audit. Diluted Earnings per Share for the first quarter of fiscal 2014 reflect $0.04 of benefit from the gain related to the sale of a portion of our equity ownership in HD Supply.
LIQUIDITY AND CAPITAL RESOURCES
Cash flow generated from operations provides us with a significant source of liquidity. For the first quarter of fiscal 2015, Net Cash Provided by Operating Activities was $3.4 billion compared to $2.6 billion for the same period in fiscal 2014. This increase was primarily due to an increase in cash flows from Accounts Payable and Accrued Expenses related to increased purchases, and a $200 million increase in Net Earnings resulting from higher comparable store sales and expense leverage.
Net Cash Used in Investing Activities for the first quarter of fiscal 2015 was $317 million compared to $280 million for the same period in fiscal 2014. This change was primarily due to a $35 million increase in Capital Expenditures in the first quarter of fiscal 2015 compared to the same period of fiscal 2014.

Net Cash Used in Financing Activities for the first quarter of fiscal 2015 was $2.0 billion compared to $1.7 billion for the same period of fiscal 2014. This change was primarily the result of $290 million in repayments of short-term borrowings in the first quarter of fiscal 2015 and $123 million more in cash dividends paid to stockholders in the first quarter of fiscal 2015 compared to the same period of fiscal 2014, partially offset by $125 million less in repurchases of common stock in the first quarter of fiscal 2015 compared to the same period of fiscal 2014.
In the first quarter of fiscal 2015, we entered into an ASR agreement with a third-party financial institution to repurchase $850 million of our common stock. Under this agreement, we paid $850 million to the financial institution and received an initial delivery of 7 million shares in the first quarter of fiscal 2015. The transaction was completed later in the first quarter of fiscal 2015, at which time we received 500 thousand additional shares. The final number of shares delivered upon settlement of the $850 million ASR agreement was determined with reference to the volume weighted average price per share of our common stock over the term of the agreement, less a negotiated discount.
We have commercial paper programs that allow for borrowings up to $2.0 billion. In connection with the programs, we have a back-up credit facility with a consortium of banks for borrowings up to $2.0 billion. The credit facility expires in December 2019 and contains various restrictive covenants. At May 3, 2015, we were in compliance with all of the covenants, and they are not expected to impact our liquidity or capital resources. During the first quarter of fiscal 2015, all of our short-term borrowings were under these commercial paper programs and the maximum amount outstanding at any time during the first quarter of fiscal 2015 was $720 million. As of May 3, 2015, there were no borrowings outstanding under the commercial paper programs or the related credit facility.
As of May 3, 2015, we had $2.8 billion in Cash and Cash Equivalents. We believe that our current cash position, access to the long-term debt capital markets and cash flow generated from operations should be sufficient not only for our operating requirements but also to enable us to complete our capital expenditure programs and fund dividend payments, share repurchases, obligations incurred as a result of the Data Breach and any required long-term debt payments through the next several fiscal years. In addition, we have funds available from our commercial paper programs and the ability to obtain alternative sources of financing.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Our exposure to market risks results primarily from fluctuations in interest rates. We are also exposed to risks from foreign currency exchange rate fluctuations on the translation of our foreign operations into U.S. dollars and on the purchase of goods by these foreign operations that are not denominated in their local currencies. There have been no material changes to our exposure to market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended February 1, 2015 as filed with the SEC on March 26, 2015 ("2014 Form 10-K").

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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended May 3, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For a description of the litigation and government inquiries related to the Data Breach we discovered in the third quarter of fiscal 2014, see Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 to the Consolidated Financial Statements included in Part I, Item 1, "Financial Statements", which description is incorporated herein by reference.
There were no other material changes during the first quarter of fiscal 2015 to our disclosure in Item 3 of our 2014 Form 10-K.

Item 1A.	Risk Factors
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under Item 1A, "Risk Factors" and elsewhere in our 2014 Form 10-K. These risks and uncertainties could materially and adversely affect our business, financial condition and results of operations. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business. There have been no material changes in the risk factors discussed in our 2014 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

1.
During the first quarter of fiscal 2015, the Company issued 487 deferred stock units under The Home Depot, Inc. Non-Employee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act") and Rule 506 of the SEC's Regulation D thereunder. The deferred stock units were credited to the accounts of those non-employee directors who elected to receive board retainers in the form of deferred stock units instead of cash during the first quarter of fiscal 2015. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.

2.
During the first quarter of fiscal 2015, the Company credited 1,317 deferred stock units to participant accounts under The Home Depot FutureBuilder Restoration Plan pursuant to an exemption from the registration requirements of the Securities Act for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following the termination of service as described in this plan.

(b) Purchases of Equity Securities

In the first quarter of fiscal 2015, the Board of Directors authorized a $18.0 billion share repurchase program. Through the end of the first quarter of fiscal 2015, the Company has repurchased shares of its common stock having a value of approximately $1.1 billion under this program. The number and average price of shares purchased in each fiscal month of the first quarter of fiscal 2015 are set forth in the table below:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
February 2, 2015 – March 1, 2015	362,296	$115.14	191,300	$17,977,999,697
March 2, 2015 – March 29, 2015(3)	10,252,467	$114.21	9,227,316	$16,875,000,000
March 30, 2015 – May 3, 2015(3)	465,166	$113.82	441,709	$16,875,000,000
	11,079,929	$114.22	9,860,325

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

(2)
In the first quarter of fiscal 2015, the Board of Directors authorized a $18.0 billion share repurchase program that replaced the previous authorization. The program does not have a prescribed expiration date.

(3)
In the first quarter of fiscal 2015, the Company paid $850 million under an ASR agreement and received an initial delivery of 7 million shares. The transaction was completed in the first quarter of fiscal 2015, with the Company receiving 500 thousand additional shares to settle the agreement. The Average Price Paid Per Share was calculated with reference to the volume weighted average price per share of the Company's common stock over the term of the agreement, less a negotiated discount. See Note 4 to the Consolidated Financial Statements included in this report.

Item 6.	Exhibits
Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the references in brackets. All other exhibits are filed or furnished herewith.

*3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q filed on September 1, 2011, Exhibit 3.1]

*3.2	By-Laws of The Home Depot, Inc. (Amended and Restated Effective August 21, 2014). [Form 8-K filed on August 21, 2014, Exhibit 3.2]

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1	Acknowledgement of Independent Registered Public Accounting Firm, dated May 26, 2015.

18.1	Preferability Letter of Independent Registered Public Accounting Firm, dated May 26, 2015.

31.1	Certification of the Chief Executive Officer and President pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and President furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Chief Financial Officer and Executive Vice President – Corporate Services furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2015, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HOME DEPOT, INC.
(Registrant)

By:	/s/ CRAIG A. MENEAR
Craig A. Menear
Chairman, Chief Executive Officer and
President

/s/ CAROL B. TOMÉ
Carol B. Tomé
Chief Financial Officer and
Executive Vice President – Corporate Services

May 26, 2015
(Date)

INDEX TO EXHIBITS

Exhibit	Description

Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the references in brackets. All other exhibits are filed or furnished herewith.

*3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q filed on September 1, 2011, Exhibit 3.1]

*3.2	By-Laws of The Home Depot, Inc. (Amended and Restated Effective August 21, 2014). [Form 8-K filed on August 21, 2014, Exhibit 3.2]

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1	Acknowledgement of Independent Registered Public Accounting Firm, dated May 26, 2015.

18.1	Preferability Letter of Independent Registered Public Accounting Firm, dated May 26, 2015.

31.1	Certification of the Chief Executive Officer and President pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and President furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Chief Financial Officer and Executive Vice President – Corporate Services furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2015, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.