Form 10-Q
period 2015-08-02
HOME DEPOT INC
filed 2015-08-25
CIK 354950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2015
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
1,284,103,307 shares of common stock, $0.05 par value, as of August 18, 2015

THE HOME DEPOT, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

amounts in millions, except share and per share data	August 2, 2015	February 1, 2015
ASSETS
Current Assets:
Cash and Cash Equivalents	$4,936	$1,723
Receivables, net	1,696	1,484
Merchandise Inventories	11,859	11,079
Other Current Assets	1,040	1,016
Total Current Assets	19,531	15,302
Property and Equipment, at cost	38,862	38,513
Less Accumulated Depreciation and Amortization	16,560	15,793
Net Property and Equipment	22,302	22,720
Goodwill	1,340	1,353
Other Assets	625	571
Total Assets	$43,798	$39,946
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-Term Debt	$—	$290
Accounts Payable	7,495	5,807
Accrued Salaries and Related Expenses	1,384	1,391
Sales Taxes Payable	603	434
Deferred Revenue	1,652	1,468
Income Taxes Payable	180	35
Current Installments of Long-Term Debt	3,057	38
Other Accrued Expenses	2,028	1,806
Total Current Liabilities	16,399	11,269
Long-Term Debt, excluding current installments	16,318	16,869
Other Long-Term Liabilities	1,884	1,844
Deferred Income Taxes	560	642
Total Liabilities	35,161	30,624
STOCKHOLDERS’ EQUITY
Common Stock, par value $0.05; authorized: 10 billion shares; issued: 1.771 billion shares at August 2, 2015 and 1.768 billion shares at February 1, 2015; outstanding: 1.284 billion shares at August 2, 2015 and 1.307 billion shares at February 1, 2015	88	88
Paid-In Capital	8,972	8,885
Retained Earnings	29,275	26,995
Accumulated Other Comprehensive Loss	(582)	(452)
Treasury Stock, at cost, 487 million shares at August 2, 2015 and 461 million shares at February 1, 2015	(29,116)	(26,194)
Total Stockholders’ Equity	8,637	9,322
Total Liabilities and Stockholders’ Equity	$43,798	$39,946
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
amounts in millions, except per share data	August 2, 2015	August 3, 2014	August 2, 2015	August 3, 2014
NET SALES	$24,829	$23,811	$45,720	$43,498
Cost of Sales	16,464	15,804	30,176	28,734
GROSS PROFIT	8,365	8,007	15,544	14,764
Operating Expenses:
Selling, General and Administrative	4,299	4,146	8,462	8,213
Depreciation and Amortization	419	413	838	826
Total Operating Expenses	4,718	4,559	9,300	9,039
OPERATING INCOME	3,647	3,448	6,244	5,725
Interest and Other (Income) Expense:
Interest and Investment Income	(149)	(17)	(153)	(117)
Interest Expense	233	208	430	399
Interest and Other, net	84	191	277	282
EARNINGS BEFORE PROVISION FOR INCOME TAXES	3,563	3,257	5,967	5,443
Provision for Income Taxes	1,329	1,207	2,154	2,014
NET EARNINGS	$2,234	$2,050	$3,813	$3,429

Weighted Average Common Shares	1,283	1,346	1,291	1,358
BASIC EARNINGS PER SHARE	$1.74	$1.52	$2.95	$2.53
Diluted Weighted Average Common Shares	1,289	1,353	1,298	1,365
DILUTED EARNINGS PER SHARE	$1.73	$1.52	$2.94	$2.51
Dividends Declared per Share	$0.59	$0.47	$1.18	$0.94
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
amounts in millions	August 2, 2015	August 3, 2014	August 2, 2015	August 3, 2014
Net Earnings	$2,234	$2,050	$3,813	$3,429
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	(241)	15	(130)	55
Cash Flow Hedges, net of tax	(14)	(13)	—	(11)
Other	—	1	—	1
Total Other Comprehensive (Loss) Income	(255)	3	(130)	45
COMPREHENSIVE INCOME	$1,979	$2,053	$3,683	$3,474
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
amounts in millions	August 2, 2015	August 3, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$3,813	$3,429
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	915	896
Stock-Based Compensation Expense	122	119
Gain on Sales of Investments	(144)	(112)
Changes in Assets and Liabilities:
Receivables, net	(232)	(239)
Merchandise Inventories	(828)	(589)
Other Current Assets	(17)	(111)
Accounts Payable and Accrued Expenses	2,017	1,366
Deferred Revenue	187	164
Income Taxes Payable	287	446
Deferred Income Taxes	(81)	54
Other	(105)	(138)
Net Cash Provided by Operating Activities	5,934	5,285
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(705)	(631)
Proceeds from Sales of Investments	144	112
Proceeds from Sales of Property and Equipment	8	16
Net Cash Used in Investing Activities	(553)	(503)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of Short-Term Borrowings, net	(290)	—
Proceeds from Long-Term Borrowings, net of discount	2,492	1,981
Repayments of Long-Term Debt	(19)	(21)
Repurchases of Common Stock	(3,085)	(3,500)
Proceeds from Sales of Common Stock	134	148
Cash Dividends Paid to Stockholders	(1,533)	(1,285)
Other Financing Activities	161	181
Net Cash Used in Financing Activities	(2,140)	(2,496)
Change in Cash and Cash Equivalents	3,241	2,286
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(28)	1
Cash and Cash Equivalents at Beginning of Period	1,723	1,929
Cash and Cash Equivalents at End of Period	$4,936	$4,216
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
Valuation Reserves
As of August 2, 2015 and February 1, 2015, the valuation allowances for Merchandise Inventories and uncollectible Receivables were not material.
Reclassifications
Certain amounts in prior fiscal periods have been reclassified to conform with the presentation adopted in the current fiscal periods. See Note 2 to the Consolidated Financial Statements included in this report.

2.	CHANGE IN ACCOUNTING POLICY
During the first quarter of fiscal 2015, the Company changed its accounting policy for shipping and handling costs from the Company's stores, locations or distribution centers to customers and for online fulfillment center costs. Under the new accounting policy, these costs are included in Cost of Sales, whereas they were previously included in Operating Expenses. Including these expenses in Cost of Sales better aligns these costs with the related revenue in the gross profit calculation. This change in accounting policy has been applied retrospectively.
The Consolidated Statements of Earnings for the second quarter and first six months of fiscal 2014 have been reclassified to reflect this change in accounting policy. The impact of this reclassification was an increase of $154 million and $282 million to Cost of Sales for the second quarter and first six months of fiscal 2014, respectively, and a corresponding decrease to Operating Expenses in the same periods. This reclassification had no impact on Net Sales, Operating Income, Net Earnings or Earnings per Share.

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

THE HOME DEPOT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Litigation, Claims and Government Investigations
In the second quarter of fiscal 2015, the payment card networks made claims against the Company for costs that they assert they or their issuing banks have incurred in connection with the Data Breach, including incremental counterfeit fraud losses and non-ordinary course operating expenses (such as card reissuance costs). At this time, the Company believes that settlement negotiations will ensue and that it is probable that the Company will incur a loss in connection with the payment card networks' claims. The Company has recorded an accrual for estimated probable losses that it expects to incur in connection with the claims made by the payment card networks, which amount is included in the expenses discussed below. The accrual for estimated probable losses is based on currently available information and expected payments associated with those claims. These estimates may change as new information becomes available or circumstances change.
In addition, at least 57 class actions have been filed in courts in the U.S. and Canada, and other claims may be asserted against the Company on behalf of customers, payment card issuing banks, shareholders or others seeking damages or other related relief, allegedly arising from the Data Breach. The U.S. class actions have been consolidated for pre-trial proceedings in the United States District Court for the Northern District of Georgia. That court ordered that the individual class actions be administratively closed in favor of the filing of consolidated class action complaints on behalf of customers and financial institutions allegedly harmed by the Data Breach. In addition, several state and federal agencies, including State Attorneys General, are investigating events related to the Data Breach, including how it occurred, its consequences and the Company's responses. The Company is cooperating in the governmental investigations, and the Company may be subject to fines or other obligations. While a loss from these matters is reasonably possible, the Company is not able to estimate the costs, or range of costs, related to these matters because the proceedings remain in the early stages, alleged damages have not been specified, there is uncertainty as to the likelihood of a class or classes being certified or the ultimate size of any class if certified, and there are significant factual and legal issues to be resolved. The Company has not concluded that a loss from these matters is probable; therefore, the Company has not recorded an accrual for litigation, claims and governmental investigations related to these matters in the second quarter of fiscal 2015. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. The Company believes that the ultimate amount paid on these actions, claims and investigations could have an adverse effect on the Company’s consolidated financial condition, results of operations, or cash flows in future periods.
Expenses Incurred and Amounts Accrued
In the second quarter of fiscal 2015, the Company recorded $153 million of pretax gross expenses related to the Data Breach, partially offset by $61 million of expected insurance proceeds for costs the Company believes are reimbursable and probable of recovery under its insurance coverage, for pretax net expenses of $92 million. The results for the first six months of fiscal 2015 included $169 million of pretax gross expenses related to the Data Breach, partially offset by $70 million of expected insurance proceeds, for pretax net expenses of $99 million. Since the Data Breach occurred, the Company has recorded $232 million of pretax gross expenses related to the Data Breach, partially offset by $100 million of expected insurance proceeds, for pretax net expenses of $132 million. These expenses include costs to investigate the Data Breach; provide identity protection services, including credit monitoring, to impacted customers; increase call center staffing; and pay legal and other professional services, all of which were expensed as incurred. Expenses also include an accrual for estimated probable losses that the Company expects to incur in connection with the claims made by the payment card networks. These expenses are included in Selling, General and Administrative expenses in the accompanying Consolidated Statements of Earnings.

THE HOME DEPOT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At August 2, 2015, accrued liabilities and the insurance receivable related to the Data Breach consisted of the following (amounts in millions):

	Accrued Liabilities	Insurance Receivable
Balance at August 3, 2014	$—	$—
(Expenses incurred) insurance receivable recorded	(43)	15
Payments made (received)	35	—
Balance at November 2, 2014	(8)	15
(Expenses incurred) insurance receivable recorded	(20)	15
Payments made (received)	16	(10)
Balance at February 1, 2015	(12)	20
(Expenses incurred) insurance receivable recorded	(16)	9
Payments made (received)	9	(20)
Balance at May 3, 2015	(19)	9
(Expenses incurred) insurance receivable recorded	(153)	61
Payments made (received)	20	—
Balance at August 2, 2015	$(152)	$70
Future Costs
The Company expects to incur additional legal and other professional services expenses associated with the Data Breach in future periods and will recognize these expenses as services are received. Costs related to the Data Breach that may be incurred in future periods may include additional liabilities to payment card networks; liabilities from current and future civil litigation, governmental investigations and enforcement proceedings; future expenses for legal, investigative and consulting fees; and incremental expenses and capital investments for remediation activities. The Company believes that the ultimate amount paid on these services and claims could have an adverse effect on the Company’s consolidated financial condition, results of operations, or cash flows in future periods.
Insurance Coverage
The Company maintained $100 million of network security and privacy liability insurance coverage in fiscal 2014, above a $7.5 million deductible, to limit the Company's exposure to losses such as those related to the Data Breach. As of August 2, 2015, the Company had received initial payments totaling $30 million of insurance reimbursements under the fiscal 2014 policy, and expects to receive additional payments. In the first quarter of fiscal 2015, the Company entered into a new policy, with $100 million of network security and privacy liability insurance coverage, above a $10 million deductible, to limit the Company's exposure to similar losses.
4. INVESTMENT IN HD SUPPLY HOLDINGS, INC.
At the end of fiscal 2013, the Company owned 16.3 million shares of HD Supply Holdings, Inc. ("HD Supply") common stock, which represented approximately 8% of the shares of HD Supply common stock outstanding. This investment was accounted for using the cost method, as there were significant restrictions in place on the Company's ability to sell or transfer its HD Supply shares. The restrictions were controlled by the three largest shareholders of HD Supply (the "Principal Shareholders") for so long as they continued to own a certain portion of their original holdings of HD Supply. The carrying value of the HD Supply shares was impaired by the Company to a zero cost basis in fiscal 2009.

In the first quarter of fiscal 2014, the Principal Shareholders elected to sell shares of HD Supply common stock in a secondary public offering (the "May 2014 Offering"). Under the terms of a registration rights agreement among the Company, HD Supply and the Principal Shareholders (the "Registration Rights Agreement"), the Company had the right to include a portion of its shares in the May 2014 Offering and elected to do so. During the third and fourth quarters of fiscal 2014, two of the Principal Shareholders again elected to sell shares of HD Supply common stock in secondary public offerings, and the Company again exercised its rights under the Registration Rights Agreement to include a portion of its shares in these offerings. As a result of all of these offerings (including an overallotment option exercised during the second quarter of fiscal 2014 by the underwriters of the May 2014 Offering), the Company sold 12.2 million shares of HD Supply common stock in fiscal 2014, for which it received $323 million of proceeds and recognized a corresponding gain in fiscal 2014. The total pretax gain of $323 million is

THE HOME DEPOT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

included in Interest and Investment Income in the Consolidated Statements of Earnings for fiscal 2014, of which a pretax gain of $112 million was recognized in the first six months of fiscal 2014.
During the second quarter of fiscal 2015, the remaining Principal Shareholder elected to sell shares of HD Supply common stock in a secondary public offering, and the Company again exercised its rights under the Registration Rights Agreement to include its shares in this offering. As a result, the Company sold its remaining 4.1 million shares of HD Supply common stock, for which it received $144 million of proceeds and recognized a corresponding gain in the second quarter of fiscal 2015. The total pretax gain of $144 million is included in Interest and Investment Income in the accompanying Consolidated Statements of Earnings for the second quarter and first six months of fiscal 2015.

5.	LONG-TERM DEBT
In May 2015, the Company issued $1.25 billion of 2.625% senior notes due June 1, 2022 (the "2022 notes") at a discount of $5 million and $1.25 billion of 4.25% senior notes due April 1, 2046 (the "2046 notes") at a discount of $3 million (together, the "May 2015 issuance"). Interest on the 2022 notes is due semi-annually on June 1 and December 1 of each year, beginning December 1, 2015. Interest on the 2046 notes is due semi-annually on April 1 and October 1 of each year, beginning October 1, 2015. The net proceeds of the May 2015 issuance were used for general corporate purposes, including repurchases of shares of the Company's common stock. The $8 million discount associated with the May 2015 issuance is being amortized over the term of the notes using the effective interest rate method. Issuance costs associated with the May 2015 issuance were approximately $19 million and are being amortized over the term of the notes.
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
The following table provides the terms for each of the ASR agreements the Company entered into during the first six months of fiscal 2015. Each of these agreements followed the structure outlined above (amounts in millions):

Agreement Date	Settlement Date	Amount	Initial Shares Delivered	Additional Shares Delivered	Total Shares Delivered
Q1 2015	Q1 2015	$850	7.0	0.5	7.5
Q2 2015(1)	TBD	$1,500	12.0	TBD	TBD
 —————

(1)
The fair market value of the initial 12.0 million shares delivered on the date of purchase was $1.338 billion and is included in Treasury Stock in the accompanying Consolidated Balance Sheets as of August 2, 2015. The remaining $162 million is included in Paid-In Capital in the accompanying Consolidated Balance Sheets as of August 2, 2015. The final number of shares delivered upon settlement of the $1.5 billion ASR agreement will be determined in the third quarter of fiscal 2015 with reference to the volume weighted average price per share of the Company's common stock over the term of the agreement, less a negotiated discount.

TBD - To Be Determined

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The assets and liabilities of the Company that are measured at fair value on a recurring basis as of August 2, 2015 and February 1, 2015 were as follows (amounts in millions):

	Fair Value at August 2, 2015 Using			Fair Value at February 1, 2015 Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative agreements - assets	$—	$153	$—	$—	$124	$—
Derivative agreements - liabilities	—	(23)	—	—	—	—
Total	$—	$130	$—	$—	$124	$—
The Company uses derivative financial instruments from time to time in the management of its interest rate exposure on long-term debt and its exposure on foreign currency fluctuations. The fair value of the Company’s derivative financial instruments was measured using level 2 inputs.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Long-lived assets were analyzed for impairment on a nonrecurring basis using fair value measurements with unobservable inputs (level 3). Impairment charges related to long-lived assets in the first six months of fiscal 2015 and 2014 were not material.
The aggregate fair value of the Company’s senior notes, based on quoted market prices, was $20.2 billion and $19.0 billion at August 2, 2015 and February 1, 2015, respectively, compared to a carrying value of $18.7 billion and $16.2 billion at August 2, 2015 and February 1, 2015, respectively.

8.	BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES
The reconciliation of basic to diluted weighted average common shares for the three and six months ended August 2, 2015 and August 3, 2014 was as follows (amounts in millions):

	Three Months Ended		Six Months Ended
	August 2, 2015	August 3, 2014	August 2, 2015	August 3, 2014
Weighted average common shares	1,283	1,346	1,291	1,358
Effect of potentially dilutive securities:
Stock plans	6	7	7	7
Diluted weighted average common shares	1,289	1,353	1,298	1,365
Stock plans consist of shares granted under the Company’s employee stock plans. Options to purchase 2 million and 2 million shares of common stock for the three months ended August 2, 2015 and August 3, 2014, respectively, and options to purchase 2 million and 2 million shares of common stock for the six months ended August 2, 2015 and August 3, 2014, respectively, were excluded from the computation of Diluted Earnings per Share because their effect would have been anti-dilutive.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
The Home Depot, Inc.:
We have reviewed the Consolidated Balance Sheet of The Home Depot, Inc. and subsidiaries as of August 2, 2015, the related Consolidated Statements of Earnings and Comprehensive Income for the three-month and six-month periods ended August 2, 2015 and August 3, 2014, and the related Consolidated Statements of Cash Flows for the six-month periods ended August 2, 2015 and August 3, 2014. These Consolidated Financial Statements are the responsibility of the Company’s management.
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
August 24, 2015

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
Certain statements contained herein regarding our future performance constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may relate to, among other things, the demand for our products and services; net sales growth; comparable store sales; effects of competition; state of the economy; state of the residential construction, housing and home improvement markets; state of the credit markets, including mortgages, home equity loans and consumer credit; demand for credit offerings; inventory and in-stock positions; implementation of store, interconnected retail and supply chain initiatives; management of relationships with our suppliers and vendors; the impact and expected outcome of investigations, inquiries, claims and litigation, including those related to the data breach we discovered in the third quarter of fiscal 2014; issues related to the payment methods we accept and the timing of upgrades and enhancements impacting point of sale devices; continuation of share repurchase programs; net earnings performance; earnings per share; capital allocation and expenditures; liquidity; return on invested capital; expense leverage; stock-based compensation expense; commodity price inflation and deflation; the ability to issue debt on terms and at rates acceptable to us; the effect of accounting charges; the effect of adopting certain accounting standards; store openings and closures; financial outlook; and the integration of Interline Brands, Inc. ("Interline") into our organization and the ability to recognize the anticipated synergies and benefits of the acquisition.
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
EXECUTIVE SUMMARY AND SELECTED CONSOLIDATED STATEMENTS OF EARNINGS DATA
For the second quarter of fiscal 2015, we reported Net Earnings of $2.2 billion and Diluted Earnings per Share of $1.73 compared to Net Earnings of $2.1 billion and Diluted Earnings per Share of $1.52 for the second quarter of fiscal 2014. For the first six months of fiscal 2015, we reported Net Earnings of $3.8 billion and Diluted Earnings per Share of $2.94 compared to Net Earnings of $3.4 billion and Diluted Earnings per Share of $2.51 for the first six months of 2014.
The results for the second quarter and first six months of fiscal 2015 included a $144 million pretax gain related to the sale of our remaining equity ownership in HD Supply Holdings, Inc. ("HD Supply"). This gain contributed $0.07 to Diluted Earnings per Share for the second quarter and first six months of fiscal 2015. The results for the second quarter and first six months of fiscal 2014 included $15 million and $112 million, respectively, of pretax gains related to the sales of portions of our equity ownership in HD Supply. These gains contributed $0.01 and $0.05 to Diluted Earnings per Share for the second quarter and first six months of fiscal 2014, respectively.
The results for the second quarter and first six months of fiscal 2015 included $92 million and $99 million, respectively, of pretax net expenses related to a breach of our payment data systems that we discovered in the third quarter of fiscal 2014 (the "Data Breach"). These charges resulted in a decrease of $0.05 to Diluted Earnings per Share for the second quarter and first six months of fiscal 2015.
The results for the first six months of fiscal 2015 included a $71 million net benefit to our Provision for Income Taxes due primarily to a favorable settlement of a tax audit, resulting in a benefit of $0.05 to Diluted Earnings per Share for the first six months of fiscal 2015.
During the first quarter of fiscal 2015, we changed our accounting policy for shipping and handling costs from our stores, locations or distribution centers to customers and for online fulfillment center costs. Under the new accounting policy, these costs are included in Cost of Sales, whereas they were previously included in Operating Expenses. The Consolidated Statements of Earnings for the second quarter and first six months of fiscal 2014 have been reclassified to reflect this change in accounting policy. The impact of this reclassification was an increase of $154 million and $282 million to Cost of Sales for the second quarter and first six months of fiscal 2014, respectively, and a corresponding decrease to Operating Expenses in the same periods. This reclassification had no impact on Net Sales, Operating Income, Net Earnings or Earnings per Share.
Net Sales increased 4.3% to $24.8 billion for the second quarter of fiscal 2015 from $23.8 billion for the second quarter of fiscal 2014. For the first six months of 2015, Net Sales increased 5.1% to $45.7 billion from $43.5 billion for the first six months of fiscal 2014. Our total comparable store sales increased 4.2% in the second quarter of fiscal 2015, driven by a 2.5% increase in our comparable store customer transactions and a 1.7% increase in our comparable store average ticket. Comparable store sales for our U.S. stores increased 5.7% in the second quarter of fiscal 2015. For the first six months of fiscal 2015, our total comparable store sales increased 5.1%, and comparable store sales for our U.S. stores increased 6.3%.
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
Litigation, Claims and Government Investigations
In the second quarter of fiscal 2015, the payment card networks made claims against us for costs that they assert they or their issuing banks have incurred in connection with the Data Breach, including incremental counterfeit fraud losses and non-ordinary course operating expenses (such as card reissuance costs). At this time, we believe that settlement negotiations will ensue and that it is probable that we will incur a loss in connection with the payment card networks' claims. We have recorded an accrual for estimated probable losses that we expect to incur in connection with the claims made by the payment card networks, which amount is included in the expenses discussed below. The accrual for estimated probable losses is based on currently available information and expected payments associated with those claims. These estimates may change as new information becomes available or circumstances change.
In addition, at least 57 class actions have been filed in courts in the U.S. and Canada, and other claims may be asserted against us on behalf of customers, payment card issuing banks, shareholders or others seeking damages or other related relief, allegedly arising from the Data Breach. The U.S. class actions have been consolidated for pre-trial proceedings in the United States District Court for the Northern District of Georgia. That court ordered that the individual class actions be administratively closed in favor of the filing of consolidated class action complaints on behalf of customers and financial institutions allegedly harmed by the Data Breach. In addition, several state and federal agencies, including State Attorneys General, are investigating events related to the Data Breach, including how it occurred, its consequences and our responses. We are cooperating in the governmental investigations, and we may be subject to fines or other obligations. While a loss from these matters is reasonably possible, we are not able to estimate the costs, or range of costs, related to these matters because the proceedings remain in the early stages, alleged damages have not been specified, there is uncertainty as to the likelihood of a class or classes being certified or the ultimate size of any class if certified, and there are significant factual and legal issues to be resolved. We have not concluded that a loss from these matters is probable; therefore, we have not recorded an accrual for litigation, claims and governmental investigations related to these matters in the second quarter of fiscal 2015. We will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. We believe that the ultimate amount paid on these actions, claims and investigations could have an adverse effect on our consolidated financial condition, results of operations, or cash flows in future periods.

Expenses Incurred and Amounts Accrued
In the second quarter of fiscal 2015, we recorded $153 million of pretax gross expenses related to the Data Breach, partially offset by $61 million of expected insurance proceeds for costs we believe are reimbursable and probable of recovery under our insurance coverage, for pretax net expenses of $92 million. The results for the first six months of fiscal 2015 included $169 million of pretax gross expenses related to the Data Breach, partially offset by $70 million of expected insurance proceeds, for pretax net expenses of $99 million. Since the Data Breach occurred, we have recorded $232 million of pretax gross expenses related to the Data Breach, partially offset by $100 million of expected insurance proceeds, for pretax net expenses of $132 million. These expenses include costs to investigate the Data Breach; provide identity protection services, including credit monitoring, to impacted customers; increase call center staffing; and pay legal and other professional services, all of which were expensed as incurred. Expenses also include an accrual for estimated probable losses that we expect to incur in connection with the claims made by the payment card networks. These expenses are included in Selling, General and Administrative expenses in the accompanying Consolidated Statements of Earnings.
Future Costs
We expect to incur additional legal and other professional services expenses associated with the Data Breach in future periods and will recognize these expenses as services are received. Costs related to the Data Breach that may be incurred in future periods may include additional liabilities to payment card networks; liabilities from current and future civil litigation, governmental investigations and enforcement proceedings; future expenses for legal, investigative and consulting fees; and incremental expenses and capital investments for remediation activities. We believe that the ultimate amount paid on these services and claims could have an adverse effect on our consolidated financial condition, results of operations, or cash flows in future periods.
Insurance Coverage
We maintained $100 million of network security and privacy liability insurance coverage in fiscal 2014, above a $7.5 million deductible, to limit our exposure to losses such as those related to the Data Breach. As of August 2, 2015, we had received initial payments totaling $30 million of insurance reimbursements under the fiscal 2014 policy, and expect to receive additional payments. In the first quarter of fiscal 2015, we entered into a new policy, with $100 million of network security and privacy liability insurance coverage, above a $10 million deductible, to limit our exposure to similar losses.
Key Initiatives
In the second quarter and first six months of fiscal 2015, we continued to focus on the following key initiatives:
Customer Service – Our customer service initiative is anchored on the principles of simplifying the business, creating an emotional connection with customers, putting customers first and taking care of our associates. In the first six months of fiscal 2015, we continued to utilize our second generation FIRST phone, a handheld mobile device used by our store associates, to enhance customer service in the stores by allowing associates to convert online sales in the aisle and expedite the checkout process for customers during peak traffic periods.
Product Authority – Our product authority initiative is facilitated by our merchandising transformation and portfolio strategy, which is focused on delivering product innovation, assortment and value. In the first six months of fiscal 2015, we continued to introduce a wide range of innovative new products to our professional, do-it-for-me and do-it-yourself customers, while remaining focused on offering everyday values in our stores and online. We also continued to use our merchandising assortment planning and pricing tools to help us make focused merchandising decisions regarding product assortment in particular stores or geographic areas.
Disciplined Capital Allocation, Productivity and Efficiency – Our approach to driving productivity and efficiency is advanced through continuous operational improvement in the stores and our supply chain, disciplined capital allocation and building shareholder value through higher returns on invested capital and total value returned to shareholders in the form of dividends and share repurchases. During the second quarter of fiscal 2015, we entered into a $1.5 billion Accelerated Share Repurchase ("ASR") agreement and received an initial delivery of 12 million shares of our common stock. Also in the second quarter of fiscal 2015, we repurchased 4 million shares of our common stock through the open market. During the first six months of fiscal 2015, we repurchased a total of 26 million shares for $3.1 billion through ASR agreements and the open market.
We did not open or close any stores during the second quarter of fiscal 2015, and we had a total store count of 2,270 at the end of the quarter. As of the end of the second quarter of fiscal 2015, a total of 293 of our stores, or 12.9%, were located in Canada and Mexico.

We generated $5.9 billion of cash flow from operations in the first six months of fiscal 2015. This cash flow, along with $2.5 billion of long-term debt issued in the second quarter of fiscal 2015, was used to fund $3.1 billion of share repurchases, pay $1.5 billion of dividends, fund $705 million in capital expenditures and repay $290 million of short-term borrowings.
Our inventory turnover ratio was 5.1 times at the end of the second quarter of fiscal 2015 compared to 4.9 times at the end of the second quarter of fiscal 2014. Our return on invested capital (computed on net operating profit after tax for the trailing twelve months and the average of beginning and ending long-term debt and equity) was 24.9% for the second quarter of fiscal 2015 compared to 21.9% for the second quarter of fiscal 2014.
Interconnected Retail – Our focus on interconnected retail, which connects our other three key initiatives, is based on building a competitive and seamless platform across all commerce channels. During the second quarter of fiscal 2015, we completed the construction of and have begun to receive products in our third Direct Fulfillment Center ("DFC"), located in Troy Township, Ohio. We will begin shipping products out of this DFC to customers in the third quarter of fiscal 2015. We expect this facility, along with our other two DFCs in California and Georgia, to provide us with the capability to reach 90% of our U.S. customers with two day or less parcel shipping.
We also improved our mobile experience, invested in our digital content and made other site improvements to simplify the online experience. Additionally, our efforts to further improve the interconnected customer experience in our stores resulted in higher customer satisfaction scores for our Buy Online, Pick-up In Store ("BOPIS") and Buy Online, Ship to Store ("BOSS") offerings. Over 44% of our online orders were picked up in our stores through BOPIS and BOSS in the second quarter of fiscal 2015. Sales from our online channels increased 24.9% and 26.9% for the second quarter and first six months of fiscal 2015, respectively, compared to the same periods last year, and represented approximately 5.0% of our total Net Sales for both the second quarter and first six months of fiscal 2015.
In July 2015, we entered into a definitive merger agreement to acquire Interline for $1.625 billion, subject to working capital and other customary adjustments. A portion of the purchase price was used for the repayment of substantially all of Interline's existing indebtedness. Interline is a leading national distributor and direct marketer of broad-line maintenance, repair and operations ("MRO") products. The acquisition was completed during the third quarter of fiscal 2015. We intend to leverage Interline's capabilities and expertise in MRO products to expand our share of the residential MRO product market with our current customers as well as gain new customers currently served by Interline.

We believe the selected sales data, the percentage relationship between Net Sales and major categories in the Consolidated Statements of Earnings and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations.

	% of Net Sales				% Increase (Decrease) in Dollar Amounts
	Three Months Ended		Six Months Ended
	August 2, 2015	August 3, 2014	August 2, 2015	August 3, 2014	Three Months	Six Months
NET SALES	100.0%	100.0%	100.0%	100.0%	4.3%	5.1%
GROSS PROFIT	33.7	33.6	34.0	33.9	4.5	5.3
Operating Expenses:
Selling, General and Administrative	17.3	17.4	18.5	18.9	3.7	3.0
Depreciation and Amortization	1.7	1.7	1.8	1.9	1.5	1.5
Total Operating Expenses	19.0	19.1	20.3	20.8	3.5	2.9

OPERATING INCOME	14.7	14.5	13.7	13.2	5.8	9.1
Interest and Other (Income) Expense:
Interest and Investment Income	(0.6)	(0.1)	(0.3)	(0.3)	N/M	30.8
Interest Expense	0.9	0.9	0.9	0.9	12.0	7.8
Interest and Other, net	0.3	0.8	0.6	0.6	(56.0)	(1.8)

EARNINGS BEFORE PROVISION FOR INCOME TAXES	14.4	13.7	13.1	12.5	9.4	9.6
Provision for Income Taxes	5.4	5.1	4.7	4.6	10.1	7.0
NET EARNINGS	9.0%	8.6%	8.3%	7.9%	9.0%	11.2%
SELECTED SALES DATA
Number of Customer Transactions (in millions)	420.4	409.7	780.6	754.2	2.6%	3.5%
Average Ticket	$59.42	$58.43	$59.04	$58.05	1.7%	1.7%
Sales per Square Foot	$420.37	$403.90	$387.04	$368.92	4.1%	4.9%
Comparable Store Sales Increase (%)(1)	4.2%	5.8%	5.1%	4.3%	N/A	N/A
Online Sales (% of Net Sales)(2)	5.0%	4.2%	5.0%	4.2%	24.9%	26.9%
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

N/M – Not Meaningful
N/A – Not Applicable

RESULTS OF OPERATIONS
Net Sales for the second quarter of fiscal 2015 increased 4.3% to $24.8 billion from $23.8 billion for the second quarter of fiscal 2014. For the first six months of fiscal 2015, Net Sales increased 5.1% to $45.7 billion from $43.5 billion for the comparable period of fiscal 2014. The increase in Net Sales for the second quarter and first six months of fiscal 2015 reflects the impact of positive comparable store sales driven by increased customer transactions and average ticket growth, partially offset by pressure from the strengthening U.S. dollar. Total comparable store sales increased 4.2% for the second quarter of fiscal 2015. For the first six months of fiscal 2015, total comparable store sales increased 5.1%.
The positive comparable store sales for the second quarter and first six months of fiscal 2015 reflect a number of factors, including the execution of our key initiatives, continued strength in our maintenance and repair categories, and an improved U.S. home improvement market. All of our departments except one posted positive comparable store sales for the second quarter of fiscal 2015, and all of our departments posted positive comparable store sales for the first six months of fiscal 2015. Comparable store sales for our Appliances, Tools, Plumbing, Décor, Lighting, Kitchen and Bath, Hardware and Flooring product categories were above the Company average for the second quarter of fiscal 2015. Comparable store sales for our Millwork, Building Materials, Indoor Garden, Electrical, Lumber and Paint product categories were positive but below the company average for the second quarter of fiscal 2015. Comparable store sales for our Outdoor Garden product category were negative for the second quarter of fiscal 2015, as a result of weather that impacted certain areas of the country such as the drought in California and record rainfall in parts of Texas and the Midwest. Further, our comparable store customer transactions increased 2.5% and 3.4% for the second quarter and first six months of fiscal 2015, respectively. Our comparable store average ticket increased 1.7% for both the second quarter and first six months of fiscal 2015, due in part to strong sales in big ticket purchases, such as appliances, water heaters, windows and riding lawnmowers.
Gross Profit increased 4.5% to $8.4 billion for the second quarter of fiscal 2015 from $8.0 billion for the second quarter of fiscal 2014. Gross Profit increased 5.3% to $15.5 billion for the first six months of fiscal 2015 from $14.8 billion for the first six months of fiscal 2014. Gross Profit as a percent of Net Sales increased 6 basis points to 33.7% for the second quarter of fiscal 2015 compared to 33.6% for the second quarter of fiscal 2014. Gross Profit as a percent of Net Sales increased 6 basis points to 34.0% for the first six months of fiscal 2015 compared to 33.9% for the first six months of fiscal 2014. The increase in gross profit margin for the second quarter and first six months of fiscal 2015 reflects benefits from our supply chain, driven by increased productivity and lower fuel costs, and lower shrink, partially offset by a change in the mix of products sold.
Selling, General and Administrative expenses ("SG&A") increased 3.7% to $4.3 billion for the second quarter of fiscal 2015 from $4.1 billion for the second quarter of fiscal 2014, and increased 3.0% to $8.5 billion for the first six months of fiscal 2015 from $8.2 billion for the first six months of 2014. SG&A for the second quarter and first six months of fiscal 2015 included $92 million and $99 million, respectively, of pretax net expenses related to the Data Breach. As a percent of Net Sales, SG&A was 17.3% for the second quarter of fiscal 2015 compared to 17.4% for the second quarter of fiscal 2014. For the first six months of fiscal 2015, SG&A as a percent of Net Sales was 18.5% compared to 18.9% for the same period last year. The decrease in SG&A as a percent of Net Sales for the second quarter and first six months of fiscal 2015 reflects strong expense controls and expense leverage resulting from the positive comparable store sales environment, partially offset by expenses related to the Data Breach.
Depreciation and Amortization increased 1.5% to $419 million for the second quarter of fiscal 2015 from $413 million for the second quarter of fiscal 2014. For the first six months of fiscal 2015, Depreciation and Amortization increased 1.5% to $838 million from $826 million for the same period of fiscal 2014. Depreciation and Amortization as a percent of Net Sales was 1.7% for the second quarter of both fiscal 2015 and 2014, and was 1.8% for the first six months of fiscal 2015 compared to 1.9% for the same period of fiscal 2014. Depreciation and Amortization as a percent of Net Sales for the second quarter and first six months of fiscal 2015 reflects expense leverage resulting from the positive comparable store sales environment.
Operating Income increased 5.8% to $3.6 billion for the second quarter of fiscal 2015 from $3.4 billion for the second quarter of fiscal 2014. Operating Income increased 9.1% to $6.2 billion for the first six months of fiscal 2015 from $5.7 billion for the first six months of fiscal 2014.
For the second quarter of fiscal 2015, we recognized $84 million of Interest and Other, net, compared to $191 million for the second quarter of fiscal 2014. We recognized $277 million of Interest and Other, net, for the first six months of fiscal 2015 compared to $282 million for the same period last year. Interest and Other, net, as a percent of Net Sales was 0.3% for the second quarter of fiscal 2015 compared to 0.8% for the second quarter of fiscal 2014. Interest and Other, net, as a percent of Net Sales was 0.6% for the first six months of both fiscal 2015 and 2014. These results reflect a $144 million pretax gain in the second quarter and first six months of fiscal 2015 related to the sale of our remaining equity ownership in HD Supply compared to a $15 million and a $112 million pretax gain in the second quarter and first six months of fiscal 2014, respectively, related to the sales of portions of our equity ownership in HD Supply. This was partially offset by additional interest expense incurred in the second quarter and first six months of fiscal 2015 primarily the result of long-term debt issued in June 2014 and May 2015.
Our combined effective income tax rate was 36.1% for the first six months of fiscal 2015 compared to 37.0% for the first six months of fiscal 2014. The effective income tax rate for the first six months of fiscal 2015 reflects a $71 million net benefit to our Provision for Income Taxes due primarily to a favorable settlement of a tax audit.
Diluted Earnings per Share were $1.73 and $2.94 for the second quarter and first six months of fiscal 2015, respectively, compared to $1.52 and $2.51 for the second quarter and first six months of fiscal 2014, respectively. The gain on the sales of our equity ownership of HD Supply contributed a benefit of $0.07 to Diluted Earnings per Share for the second quarter and first six months of fiscal 2015 and a benefit of $0.01 and $0.05 for the second quarter and first six months of fiscal 2014, respectively. Expenses related to the Data Breach had a negative impact of $0.05 to Diluted Earnings per Share for the second quarter and first six months of fiscal 2015. Diluted Earnings per Share for the first six months of fiscal 2015 also reflect $0.05 of benefit from a favorable settlement of a tax audit.
LIQUIDITY AND CAPITAL RESOURCES
Cash flow generated from operations provides us with a significant source of liquidity. During the first six months of fiscal 2015, Net Cash Provided by Operating Activities was $5.9 billion compared to $5.3 billion for the same period in fiscal 2014. This increase was primarily due to a $651 million increase in cash flows from Accounts Payable and Accrued Expenses related to increased purchases and a $384 million increase in Net Earnings resulting from higher comparable store sales and expense leverage, partially offset by a $239 million increase in Merchandise Inventories as a result of increased inventory purchases in support of increased sales and a $159 million decrease in Income Taxes Payable driven by the timing of tax payments in the first six months of fiscal 2015 compared to the same period of fiscal 2014.
Net Cash Used in Investing Activities for the first six months of fiscal 2015 was $553 million compared to $503 million for the same period in fiscal 2014. This change was primarily due to $74 million more in Capital Expenditures and $8 million less in Proceeds from Sales of Property and Equipment, partially offset by $32 million more in Proceeds from Sales of Investments in the first six months of fiscal 2015 compared to the same period of fiscal 2014.
Net Cash Used in Financing Activities for the first six months of fiscal 2015 was $2.1 billion compared to $2.5 billion for the same period of fiscal 2014. This change was primarily the result of $513 million more of net proceeds from long-term borrowings and $415 million less in repurchases of common stock, partially offset by $290 million in repayments of short-term borrowings and $248 million more in cash dividends paid to stockholders in the first six months of fiscal 2015 compared to the same period of fiscal 2014.
In May 2015, we issued $1.25 billion of 2.625% senior notes due June 1, 2022 (the "2022 notes") at a discount of $5 million and $1.25 billion of 4.25% senior notes due April 1, 2046 (the "2046 notes") at a discount of $3 million (together, the "May 2015 issuance"). Interest on the 2022 notes is due semi-annually on June 1 and December 1 of each year, beginning December 1, 2015. Interest on the 2046 notes is due semi-annually on April 1 and October 1 of each year, beginning October 1, 2015. The net proceeds of the May 2015 issuance were used for general corporate purposes, including repurchases of shares of our common stock.
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
In the second quarter of fiscal 2015, we entered into an ASR agreement with a third-party financial institution to repurchase $1.5 billion of our common stock. Under this agreement, we paid $1.5 billion to the financial institution and received an initial delivery of 12 million shares in the second quarter of fiscal 2015. The final number of shares delivered upon settlement of the $1.5 billion ASR agreement will be determined in the third quarter of fiscal 2015 with reference to the volume weighted average price per share of our common stock over the term of the agreement, less a negotiated discount.
We have commercial paper programs that allow for borrowings up to $2.0 billion. In connection with the programs, we have a back-up credit facility with a consortium of banks for borrowings up to $2.0 billion. The credit facility expires in December 2019 and contains various restrictive covenants. At August 2, 2015, we were in compliance with all of the covenants, and they are not expected to impact our liquidity or capital resources. During the first six months of fiscal 2015, all of our short-term borrowings were under these commercial paper programs, and the maximum amount outstanding at any time during the first six months of fiscal 2015 was $720 million. As of August 2, 2015, there were no borrowings outstanding under the commercial paper programs or the related credit facility.
In the second quarter of fiscal 2015, we entered into forward starting interest rate swap agreements with a combined notional amount of $1.0 billion, accounted for as cash flow hedges, to hedge interest rate fluctuations in anticipation of issuing long-term debt to refinance debt maturing in fiscal 2016.
In July 2015, we entered into a definitive merger agreement to acquire Interline for $1.625 billion, subject to working capital and other customary adjustments. A portion of the purchase price was used for the repayment of substantially all of Interline's existing indebtedness. The acquisition was completed during the third quarter of fiscal 2015 and funded with cash on hand; however, we intend to issue incremental debt later in fiscal 2015 in support of this acquisition.
As of August 2, 2015, we had $4.9 billion in Cash and Cash Equivalents. We believe that our current cash position, access to the long-term debt capital markets and cash flow generated from operations should be sufficient not only for our operating requirements but also to enable us to complete our capital expenditure programs and fund dividend payments, share repurchases, obligations incurred as a result of the Data Breach and any required long-term debt payments through the next several fiscal years. In addition, we have funds available from our commercial paper programs and the ability to obtain alternative sources of financing.

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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended August 2, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Except as set forth below, there were no material changes during the second quarter of fiscal 2015 to our disclosure in Item 3 of our 2014 Form 10-K.
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
We previously reported the following proceeding to comply with SEC regulations, which require us to disclose certain information about proceedings arising under federal, state or local environmental provisions if we reasonably believe that such proceedings might result in monetary sanctions of $100,000 or more.
As previously reported in Item 3 of our 2014 Form 10-K, in December 2014, the New York Attorney General's Office notified the Company of alleged noncompliance with state laws related to the in-store display of certain lawn fertilizer products. In July 2015, the Company resolved the matter by agreeing to pay a fine of less than $100,000.

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

(a) Unregistered Sales of Equity Securities

1.
During the second quarter of fiscal 2015, the Company issued 4,979 deferred stock units under The Home Depot, Inc. Non-Employee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act") and Rule 506 of the SEC's Regulation D thereunder. The deferred stock units were credited to the accounts of those non-employee directors who elected to receive board retainers in the form of deferred stock units instead of cash during the second quarter of fiscal 2015. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.

2.
During the second quarter of fiscal 2015, the Company credited 1,284 deferred stock units to participant accounts under The Home Depot FutureBuilder Restoration Plan pursuant to an exemption from the registration requirements of the Securities Act for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following the termination of service as described in this plan.

(b) Purchases of Equity Securities

In the first quarter of fiscal 2015, the Board of Directors authorized an $18.0 billion share repurchase program. Through the end of the second quarter of fiscal 2015, the Company has repurchased shares of its common stock having a value of approximately $3.1 billion under this program. The number and average price of shares purchased in each fiscal month of the second quarter of fiscal 2015 are set forth in the table below:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
May 4, 2015 – May 31, 2015	1,051,124	$111.95	1,027,338	$16,760,000,092
June 1, 2015 – June 28, 2015(3)	15,078,655	$111.60	15,076,206	$14,915,000,729
June 29, 2015 – August 2, 2015	1,978	$113.37	—	$14,915,000,729
	16,131,757	$111.62	16,103,544

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

(2)
In the first quarter of fiscal 2015, the Board of Directors authorized an $18.0 billion share repurchase program that replaced the previous authorization. The program does not have a prescribed expiration date.

(3)
In the second quarter of fiscal 2015, the Company paid $1.5 billion under an ASR agreement and received an initial delivery of 12 million shares. The final number of shares delivered upon settlement of the agreement will be determined with reference to the volume weighted average price per share of the Company's common stock over the term of the agreement, less a negotiated discount. See Note 6 to the Consolidated Financial Statements included in this report.

Item 6. Exhibits
Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the references in brackets. All other exhibits are filed or furnished herewith.

*3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q filed on September 1, 2011, Exhibit 3.1]

*3.2	By-Laws of The Home Depot, Inc. (Amended and Restated Effective August 21, 2014). [Form 8-K filed on August 21, 2014, Exhibit 3.2]

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1	Acknowledgement of Independent Registered Public Accounting Firm, dated August 24, 2015.

*18.1	Preferability Letter of Independent Registered Public Accounting Firm, dated May 26, 2015. [Form 10-Q filed on May 27, 2015, Exhibit 18.1]

31.1	Certification of the Chief Executive Officer and President pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and President furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Chief Financial Officer and Executive Vice President – Corporate Services furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 2015, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

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

August 24, 2015
(Date)

INDEX TO EXHIBITS

Exhibit	Description

Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the references in brackets. All other exhibits are filed or furnished herewith.

*3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q filed on September 1, 2011, Exhibit 3.1]

*3.2	By-Laws of The Home Depot, Inc. (Amended and Restated Effective August 21, 2014). [Form 8-K filed on August 21, 2014, Exhibit 3.2]

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1	Acknowledgement of Independent Registered Public Accounting Firm, dated August 24, 2015.

*18.1	Preferability Letter of Independent Registered Public Accounting Firm, dated May 26, 2015. [Form 10-Q filed on May 27, 2015, Exhibit 18.1]

31.1	Certification of the Chief Executive Officer and President pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and President furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Chief Financial Officer and Executive Vice President – Corporate Services furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 2015, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.