Form 10-Q
period 2015-11-01
HOME DEPOT INC
filed 2015-11-24
CIK 354950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2015
- OR -

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 1-8207
THE HOME DEPOT, INC.
(Exact name of Registrant as specified in its charter)

Delaware	95-3261426
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2455 Paces Ferry Road, Atlanta, Georgia	30339
(Address of principal executive offices)	(Zip Code)
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
1,267,881,263 shares of common stock, $0.05 par value, as of November 17, 2015

THE HOME DEPOT, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

amounts in millions, except share and per share data	November 1, 2015	February 1, 2015
ASSETS
Current Assets:
Cash and Cash Equivalents	$3,040	$1,723
Receivables, net	1,942	1,484
Merchandise Inventories	12,495	11,079
Other Current Assets	1,129	1,016
Total Current Assets	18,606	15,302
Property and Equipment, at cost	39,116	38,513
Less Accumulated Depreciation and Amortization	16,922	15,793
Net Property and Equipment	22,194	22,720
Goodwill	2,111	1,353
Other Assets	1,241	571
Total Assets	$44,152	$39,946
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-Term Debt	$—	$290
Accounts Payable	7,236	5,807
Accrued Salaries and Related Expenses	1,354	1,391
Sales Taxes Payable	556	434
Deferred Revenue	1,513	1,468
Income Taxes Payable	192	35
Current Installments of Long-Term Debt	3,047	38
Other Accrued Expenses	2,078	1,806
Total Current Liabilities	15,976	11,269
Long-Term Debt, excluding current installments	17,815	16,869
Other Long-Term Liabilities	1,949	1,844
Deferred Income Taxes	793	642
Total Liabilities	36,533	30,624
STOCKHOLDERS’ EQUITY
Common Stock, par value $0.05; authorized: 10 billion shares; issued: 1.771 billion shares at November 1, 2015 and 1.768 billion shares at February 1, 2015; outstanding: 1.268 billion shares at November 1, 2015 and 1.307 billion shares at February 1, 2015	88	88
Paid-In Capital	8,966	8,885
Retained Earnings	30,246	26,995
Accumulated Other Comprehensive Loss	(662)	(452)
Treasury Stock, at cost, 503 million shares at November 1, 2015 and 461 million shares at February 1, 2015	(31,019)	(26,194)
Total Stockholders’ Equity	7,619	9,322
Total Liabilities and Stockholders’ Equity	$44,152	$39,946
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
amounts in millions, except per share data	November 1, 2015	November 2, 2014	November 1, 2015	November 2, 2014
NET SALES	$21,819	$20,516	$67,539	$64,014
Cost of Sales	14,254	13,473	44,430	42,207
GROSS PROFIT	7,565	7,043	23,109	21,807
Operating Expenses:
Selling, General and Administrative	4,161	4,080	12,623	12,293
Depreciation and Amortization	423	410	1,261	1,236
Total Operating Expenses	4,584	4,490	13,884	13,529
OPERATING INCOME	2,981	2,553	9,225	8,278
Interest and Other (Income) Expense:
Interest and Investment Income	(7)	(105)	(160)	(222)
Interest Expense	247	218	677	617
Interest and Other, net	240	113	517	395
EARNINGS BEFORE PROVISION FOR INCOME TAXES	2,741	2,440	8,708	7,883
Provision for Income Taxes	1,016	903	3,170	2,917
NET EARNINGS	$1,725	$1,537	$5,538	$4,966

Weighted Average Common Shares	1,268	1,327	1,284	1,348
BASIC EARNINGS PER SHARE	$1.36	$1.16	$4.31	$3.68
Diluted Weighted Average Common Shares	1,274	1,334	1,290	1,356
DILUTED EARNINGS PER SHARE	$1.35	$1.15	$4.29	$3.66
Dividends Declared per Share	$0.59	$0.47	$1.77	$1.41
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
amounts in millions	November 1, 2015	November 2, 2014	November 1, 2015	November 2, 2014
Net Earnings	$1,725	$1,537	$5,538	$4,966
Other Comprehensive Loss:
Foreign Currency Translation Adjustments	(70)	(124)	(200)	(69)
Cash Flow Hedges, net of tax	(10)	15	(10)	4
Other	—	—	—	1
Total Other Comprehensive Loss	(80)	(109)	(210)	(64)
COMPREHENSIVE INCOME	$1,645	$1,428	$5,328	$4,902
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
amounts in millions	November 1, 2015	November 2, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$5,538	$4,966
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,384	1,345
Stock-Based Compensation Expense	177	174
Gain on Sales of Investments	(144)	(212)
Changes in Assets and Liabilities, net of the effects of acquisitions:
Receivables, net	(220)	(221)
Merchandise Inventories	(1,176)	(975)
Other Current Assets	57	(87)
Accounts Payable and Accrued Expenses	1,582	1,063
Deferred Revenue	50	88
Income Taxes Payable	295	191
Deferred Income Taxes	(148)	25
Other	(29)	(110)
Net Cash Provided by Operating Activities	7,366	6,247
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(1,083)	(999)
Proceeds from Sales of Investments	144	212
Payments for Businesses Acquired, net	(1,662)	—
Proceeds from Sales of Property and Equipment	24	20
Net Cash Used in Investing Activities	(2,577)	(767)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of Short-Term Borrowings, net	(290)	—
Proceeds from Long-Term Borrowings, net of discount	3,991	1,981
Repayments of Long-Term Debt	(29)	(30)
Repurchases of Common Stock	(5,043)	(5,578)
Proceeds from Sales of Common Stock	149	178
Cash Dividends Paid to Stockholders	(2,287)	(1,912)
Other Financing Activities	86	150
Net Cash Used in Financing Activities	(3,423)	(5,211)
Change in Cash and Cash Equivalents	1,366	269
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(49)	(17)
Cash and Cash Equivalents at Beginning of Period	1,723	1,929
Cash and Cash Equivalents at End of Period	$3,040	$2,181
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 1, 2015, as filed with the Securities and Exchange Commission.
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
Valuation Reserves
As of November 1, 2015 and February 1, 2015, the valuation allowances for Merchandise Inventories and uncollectible Receivables were not material.
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
The Consolidated Statements of Earnings for the third quarter and first nine months of fiscal 2014 have been reclassified to reflect this change in accounting policy. The impact of this reclassification was an increase of $142 million and $424 million to Cost of Sales for the third quarter and first nine months of fiscal 2014, respectively, and a corresponding decrease to Operating Expenses in the same periods. This reclassification had no impact on Net Sales, Operating Income, Net Earnings or Earnings per Share.

3.	COMMITMENTS AND CONTINGENCIES
Data Breach
In the third quarter of fiscal 2014, the Company confirmed that its payment data systems were breached, which potentially impacted customers who used payment cards at self-checkout systems in the Company's U.S. and Canadian stores (the "Data Breach"). The Company's investigation to date has determined the intruder used a vendor's user name and password to enter the perimeter of the Company's network. The intruder then acquired elevated rights that allowed it to navigate portions of the Company's systems and to deploy unique, custom-built malware on the Company's self-checkout systems to access payment card information of customers who shopped at the Company's U.S. and Canadian stores between April 2014 and September 2014.

THE HOME DEPOT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Litigation, Claims and Government Investigations
In the second quarter of fiscal 2015, the payment card networks made claims against the Company for costs that they assert they or their issuing banks have incurred in connection with the Data Breach, including incremental counterfeit fraud losses and non-ordinary course operating expenses (such as card reissuance costs), and the Company recorded an accrual for estimated probable losses it expected to incur in connection with those claims. In the third quarter of fiscal 2015, the Company entered into settlement agreements with American Express and Discover with respect to their claims.
In addition, at least 57 putative class actions have been filed in courts in the U.S. and Canada allegedly arising from the Data Breach. The U.S. class actions have been consolidated for pre-trial proceedings in the United States District Court for the Northern District of Georgia (the "District Court"). That court ordered that the individual class actions be administratively closed in favor of the filing of consolidated class action complaints on behalf of customers and financial institutions allegedly harmed by the Data Breach. In the third quarter of fiscal 2015, the Company recorded an accrual for estimated probable losses that it expects to incur in connection with the U.S. customer class actions.
The accruals for estimated probable losses in connection with the payment card networks’ claims and the U.S. customer class actions are based on currently available information associated with those matters. These estimates may change as new information becomes available or circumstances change. The accruals are also based on the expectation of reaching negotiated settlements with the claimants and not on any determination that it is probable that the Company would be found liable for the losses it has accrued were these matters to be litigated.
Other claims have been and may be asserted against the Company on behalf of customers, payment card issuing banks, shareholders or others seeking damages or other related relief allegedly arising from the Data Breach. In the third quarter of fiscal 2015, two purported shareholder derivative actions were filed in the District Court against certain present and former members of the Company's Board of Directors and executive officers. The Company was also named as a nominal defendant in both suits, which together assert claims for breaches of fiduciary duty, waste of corporate assets, unjust enrichment and violations of the Securities Exchange Act of 1934. The lawsuits seek unspecified damages, equitable relief to reform the Company's corporate governance structure, restitution, disgorgement of profits, benefits and other compensation obtained by the defendants, and reasonable costs and expenses. In addition, several state and federal agencies, including State Attorneys General, are investigating events related to the Data Breach, including how it occurred, its consequences and the Company's responses. The Company is cooperating in the governmental investigations, and the Company may be subject to fines or other obligations. While a loss from these matters, including the Canadian class actions and the U.S. financial institution class actions, is reasonably possible, the Company is not able to estimate the costs, or range of costs, related to these matters because the proceedings remain in the early stages, alleged damages have not been specified, there is uncertainty as to the likelihood of a class or classes being certified or the ultimate size of any class if certified, and there are significant factual and legal issues to be resolved. The Company has not concluded that a loss from these matters is probable; therefore, the Company has not recorded an accrual for litigation, claims and governmental investigations related to these matters in the third quarter of fiscal 2015. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. The Company believes that the ultimate amount paid on these actions, claims and investigations could have an adverse effect on the Company's consolidated financial condition, results of operations, or cash flows in future periods.
Expenses Incurred and Amounts Accrued
In the third quarter of fiscal 2015, the Company recorded $20 million of pretax expenses related to the Data Breach. The Company did not record any related expected insurance proceeds in the third quarter of fiscal 2015. The results for the first nine months of fiscal 2015 included $189 million of pretax gross expenses related to the Data Breach, partially offset by $70 million of expected insurance proceeds, for pretax net expenses of $119 million. Since the Data Breach occurred, the Company has recorded $252 million of pretax gross expenses related to the Data Breach, partially offset by $100 million of expected insurance proceeds, for pretax net expenses of $152 million. These expenses include costs to investigate the Data Breach; provide identity protection services, including credit monitoring, to impacted customers; increase call center staffing; and pay legal and other professional services, all of which were expensed as incurred. Expenses also include the accruals for estimated probable losses that the Company expects to incur in connection with the claims made by the payment card networks and the U.S. customer class actions. These expenses are included in Selling, General and Administrative expenses in the accompanying Consolidated Statements of Earnings.

THE HOME DEPOT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At November 1, 2015, accrued liabilities and the insurance receivable related to the Data Breach consisted of the following (amounts in millions):

	Accrued Liabilities	Insurance Receivable
Balance at August 3, 2014	$—	$—
(Expenses incurred) insurance receivable recorded	(43)	15
Payments made (received)	35	—
Balance at November 2, 2014	(8)	15
(Expenses incurred) insurance receivable recorded	(20)	15
Payments made (received)	16	(10)
Balance at February 1, 2015	(12)	20
(Expenses incurred) insurance receivable recorded	(16)	9
Payments made (received)	9	(20)
Balance at May 3, 2015	(19)	9
(Expenses incurred) insurance receivable recorded	(153)	61
Payments made (received)	20	—
Balance at August 2, 2015	(152)	70
(Expenses incurred) insurance receivable recorded	(20)	—
Payments made (received)	7	—
Balance at November 1, 2015	$(165)	$70
Future Costs
The Company expects to incur additional legal and other professional services expenses associated with the Data Breach in future periods and will recognize these expenses as services are received. Costs related to the Data Breach that may be incurred in future periods may include additional liabilities to payment card networks and impacted customers; liabilities from current and future civil litigation, governmental investigations and enforcement proceedings; future expenses for legal, investigative and consulting fees; and incremental expenses and capital investments for remediation activities. The Company believes that the ultimate amount paid on these services and claims could have an adverse effect on the Company's consolidated financial condition, results of operations, or cash flows in future periods.
Insurance Coverage
The Company maintained $100 million of network security and privacy liability insurance coverage in fiscal 2014, above a $7.5 million deductible, to limit the Company's exposure to losses such as those related to the Data Breach. As of November 1, 2015, the Company had received initial payments totaling $30 million of insurance reimbursements under the fiscal 2014 policy, and expects to receive additional payments. In the first quarter of fiscal 2015, the Company entered into a new policy, with $100 million of network security and privacy liability insurance coverage, above a $10 million deductible, to limit the Company's exposure to similar losses.

4.	INTERLINE ACQUISITION
On August 24, 2015, the Company completed its acquisition of Interline Brands, Inc. ("Interline"). Interline is a leading national distributor and direct marketer of broad-line maintenance, repair and operations ("MRO") products. The Company intends to leverage Interline's capabilities and expertise in MRO products to expand the Company's share of the MRO product market with its current customers as well as gain new customers currently served by Interline.
The aggregate purchase price of this acquisition was $1.7 billion. A portion of the purchase price was used for the repayment of substantially all of Interline's existing indebtedness. The acquisition was accounted for in accordance with FASB ASC 805 "Business Combinations" and, accordingly, Interline's results of operations have been consolidated in the Company's financial statements since the date of acquisition. Acquisition-related costs were expensed as incurred and were not material. Pro forma results of operations for the three and nine months ended November 1, 2015 and November 2, 2014 would not be materially different as a result of the acquisition and therefore are not presented.

THE HOME DEPOT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for Interline and is subject to the final fair value determination of certain assets and liabilities (amounts in millions):

Fair Value
Cash	$6
Receivables	263
Inventories	325
Property and Equipment	56
Intangible Assets	563
Goodwill	782
Other Assets	85
Total assets acquired	2,080

Current Liabilities	197
Other Liabilities	215
Total liabilities assumed	412

Net assets acquired	$1,668

The intangible assets acquired consist of customer relationships of $310 million, with a weighted average useful life of 12 years, and tradenames of $253 million, with an indefinite life, which are included in Other Assets in the accompanying Consolidated Balance Sheets. The Goodwill of $782 million represents future economic benefits expected to arise from the Company's expanded presence in the MRO market and expected revenue and purchasing synergies. Both the intangible assets and Goodwill acquired are not deductible for income tax purposes.

5.	INVESTMENT IN HD SUPPLY HOLDINGS, INC.
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

In the first quarter of fiscal 2014, the Principal Shareholders elected to sell shares of HD Supply common stock in a secondary public offering (the "May 2014 Offering"). Under the terms of a registration rights agreement among the Company, HD Supply and the Principal Shareholders (the "Registration Rights Agreement"), the Company had the right to include a portion of its shares in the May 2014 Offering and elected to do so. During the third and fourth quarters of fiscal 2014, two of the Principal Shareholders again elected to sell shares of HD Supply common stock in secondary public offerings, and the Company again exercised its rights under the Registration Rights Agreement to include a portion of its shares in these offerings. As a result of all of these offerings (including an overallotment option exercised during the second quarter of fiscal 2014 by the underwriters of the May 2014 Offering), the Company sold 12.2 million shares of HD Supply common stock in fiscal 2014, for which it received $323 million of proceeds and recognized a corresponding gain in fiscal 2014. The total pretax gain of $323 million is included in Interest and Investment Income in the Consolidated Statements of Earnings for fiscal 2014, of which a pretax gain of $212 million was recognized in the first nine months of fiscal 2014.
During the second quarter of fiscal 2015, the remaining Principal Shareholder elected to sell shares of HD Supply common stock in a secondary public offering, and the Company again exercised its rights under the Registration Rights Agreement to include its shares in this offering. As a result, the Company sold its remaining 4.1 million shares of HD Supply common stock, for which it received $144 million of proceeds and recognized a corresponding gain in the second quarter of fiscal 2015. The

THE HOME DEPOT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

total pretax gain of $144 million is included in Interest and Investment Income in the accompanying Consolidated Statements of Earnings for the first nine months of fiscal 2015.

6.	LONG-TERM DEBT
In September 2015, the Company issued $500 million of floating rate senior notes due September 15, 2017 (the "2017 notes") and $1.0 billion of 3.35% senior notes due September 15, 2025 (the "2025 notes") at a discount of $1 million (together, the "September 2015 issuance"). The 2017 notes bear interest at a variable rate determined quarterly equal to the three-month LIBOR rate plus 37 basis points. Interest on the 2017 notes is due quarterly on March 15, June 15, September 15 and December 15 of each year, beginning December 15, 2015. Interest on the 2025 notes is due semi-annually on March 15 and September 15 of each year, beginning March 15, 2016. The net proceeds of the September 2015 issuance were used to fund the Company's recently completed acquisition of Interline. The $1 million discount associated with the 2025 notes is being amortized over the term of the notes using the effective interest rate method. Issuance costs associated with the September 2015 issuance were $7 million and are being amortized over the term of the notes.
In May 2015, the Company issued $1.25 billion of 2.625% senior notes due June 1, 2022 (the "2022 notes") at a discount of $5 million and $1.25 billion of 4.25% senior notes due April 1, 2046 (the "2046 notes") at a discount of $3 million (together, the "May 2015 issuance"). Interest on the 2022 notes is due semi-annually on June 1 and December 1 of each year, beginning December 1, 2015. Interest on the 2046 notes is due semi-annually on April 1 and October 1 of each year, beginning October 1, 2015. The net proceeds of the May 2015 issuance were used for general corporate purposes, including repurchases of shares of the Company's common stock. The $8 million discount associated with the May 2015 issuance is being amortized over the term of the notes using the effective interest rate method. Issuance costs associated with the May 2015 issuance were $19 million and are being amortized over the term of the notes.
The Company's senior notes, other than the 2017 notes, may be redeemed by the Company at any time, in whole or in part, at the redemption price plus accrued interest up to the redemption date. The redemption price is equal to the greater of (1) 100% of the principal amount of the notes to be redeemed, and (2) the sum of the present values of the remaining scheduled payments of principal and interest to the Par Call Date, as defined in the respective notes. Additionally, if a Change in Control Triggering Event occurs, as defined in the notes, holders of the notes, including the 2017 notes, have the right to require the Company to redeem those notes at 101% of the aggregate principal amount of the notes plus accrued interest up to the redemption date. The Company is generally not limited under the indenture governing the notes in its ability to incur additional indebtedness or required to maintain financial ratios or specified levels of net worth or liquidity. Further, while the indenture governing the notes contains various restrictive covenants, none are expected to impact the Company's liquidity or capital resources.

7.	ACCELERATED SHARE REPURCHASE AGREEMENTS
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

THE HOME DEPOT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides the terms for each of the ASR agreements the Company entered into during the first nine months of fiscal 2015. Each of these agreements followed the structure outlined above (amounts in millions):

Agreement Date	Settlement Date	Amount	Initial Shares Delivered	Additional Shares Delivered	Total Shares Delivered
Q1 2015	Q1 2015	$850	7.0	0.5	7.5
Q2 2015	Q3 2015	$1,500	12.0	1.3	13.3
Q3 2015(1)	TBD	$1,375	10.1	TBD	TBD
 —————

(1)
The fair market value of the initial 10.1 million shares delivered on the date of purchase was $1.158 billion and is included in Treasury Stock in the accompanying Consolidated Balance Sheets as of November 1, 2015. The remaining $217 million is included in Paid-In Capital in the accompanying Consolidated Balance Sheets as of November 1, 2015. The final number of shares delivered upon settlement of the $1.375 billion ASR agreement will be determined in the fourth quarter of fiscal 2015 with reference to the volume weighted average price per share of the Company's common stock over the term of the agreement, less a negotiated discount.

TBD - To Be Determined

8.	FAIR VALUE MEASUREMENTS
The fair value of an asset is considered to be the price at which the asset could be sold in an orderly transaction between unrelated knowledgeable and willing parties. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, rather than the amount that would be paid to settle the liability with the creditor. Assets and liabilities recorded at fair value are measured using a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are:

•	Level 1 –	Observable inputs that reflect quoted prices in active markets
•	Level 2 –	Inputs other than quoted prices in active markets that are either directly or indirectly observable
•	Level 3 –	Unobservable inputs for which little or no market data exists, therefore requiring the Company to develop its own assumptions
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The assets and liabilities of the Company that are measured at fair value on a recurring basis as of November 1, 2015 and February 1, 2015 were as follows (amounts in millions):

	Fair Value at November 1, 2015 Using			Fair Value at February 1, 2015 Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative agreements - assets	$—	$193	$—	$—	$124	$—
Derivative agreements - liabilities	—	(49)	—	—	—	—
Total	$—	$144	$—	$—	$124	$—
The Company uses derivative financial instruments from time to time in the management of its interest rate exposure on long-term debt and its exposure on foreign currency fluctuations. The fair value of the Company's derivative financial instruments was measured using level 2 inputs.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Long-lived assets were analyzed for impairment on a nonrecurring basis using fair value measurements with unobservable inputs (level 3). Impairment charges related to long-lived assets in the first nine months of fiscal 2015 and 2014 were not material.
During the third quarter of fiscal 2015, the Company completed its annual assessment of the recoverability of Goodwill for its U.S., Canada and Mexico reporting units. The Company performed qualitative assessments, concluding that the fair value of the reporting units was not more likely than not less than the carrying value. Accordingly, no Goodwill impairments were recorded for these reporting units.

THE HOME DEPOT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for Interline were measured using unobservable inputs (level 3). See Note 4 for further discussion of the Interline acquisition.
The aggregate fair value of the Company's senior notes, based on quoted market prices, was $21.9 billion and $19.0 billion at November 1, 2015 and February 1, 2015, respectively, compared to a carrying value of $20.2 billion and $16.2 billion at November 1, 2015 and February 1, 2015, respectively.

9.	BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES
The reconciliation of basic to diluted weighted average common shares for the three and nine months ended November 1, 2015 and November 2, 2014 was as follows (amounts in millions):

	Three Months Ended		Nine Months Ended
	November 1, 2015	November 2, 2014	November 1, 2015	November 2, 2014
Weighted average common shares	1,268	1,327	1,284	1,348
Effect of potentially dilutive securities:
Stock plans	6	7	6	8
Diluted weighted average common shares	1,274	1,334	1,290	1,356
Stock plans consist of shares granted under the Company's employee stock plans. Options to purchase 1 million and 444 thousand shares of common stock for the three months ended November 1, 2015 and November 2, 2014, respectively, and options to purchase 1 million and 1 million shares of common stock for the nine months ended November 1, 2015 and November 2, 2014, respectively, were excluded from the computation of Diluted Earnings per Share because their effect would have been anti-dilutive.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
The Home Depot, Inc.:
We have reviewed the Consolidated Balance Sheet of The Home Depot, Inc. and subsidiaries as of November 1, 2015, the related Consolidated Statements of Earnings and Comprehensive Income for the three-month and nine-month periods ended November 1, 2015 and November 2, 2014, and the related Consolidated Statements of Cash Flows for the nine-month periods ended November 1, 2015 and November 2, 2014. These Consolidated Financial Statements are the responsibility of the Company's management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheet of The Home Depot, Inc. and subsidiaries as of February 1, 2015, and the related Consolidated Statements of Earnings, Comprehensive Income, Stockholders' Equity, and Cash Flows for the year then ended (not presented herein); and in our report dated March 26, 2015, except as to Note 2 and the effects of the change in accounting principle described in Note 2, which is as of August 24, 2015, we expressed an unqualified opinion on those Consolidated Financial Statements. Our report refers to a change in the presentation of certain shipping and handling costs. In our opinion, the information set forth in the accompanying Consolidated Balance Sheet as of February 1, 2015, is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.
/s/ KPMG LLP
Atlanta, Georgia
November 23, 2015

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Forward-looking statements are based on currently available information and our current assumptions, expectations and projections about future events. You should not rely on our forward-looking statements. These statements are not guarantees of future performance and are subject to future events, risks and uncertainties – many of which are beyond our control or are currently unknown to us – as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. These risks and uncertainties include, but are not limited to, those described in Part II, Item 1A, "Risk Factors" and elsewhere in this report. You should read such information in conjunction with our Consolidated Financial Statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. There also may be other factors that we cannot anticipate or that are not described in this report, generally because we do not currently perceive them to be material. Such factors could cause results to differ materially from our expectations.
Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements other than as required by law. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the Securities and Exchange Commission ("SEC").
EXECUTIVE SUMMARY AND SELECTED CONSOLIDATED STATEMENTS OF EARNINGS DATA
Net Sales increased 6.4% to $21.8 billion for the third quarter of fiscal 2015 from $20.5 billion for the third quarter of fiscal 2014. For the first nine months of 2015, Net Sales increased 5.5% to $67.5 billion from $64.0 billion for the first nine months of fiscal 2014. Our total comparable store sales increased 5.1% in the third quarter of fiscal 2015, driven by a 4.3% increase in our comparable store customer transactions and a 0.9% increase in our comparable store average ticket. Comparable store sales for our U.S. stores increased 7.3% in the third quarter of fiscal 2015. For the first nine months of fiscal 2015, our total comparable store sales increased 5.1%, and comparable store sales for our U.S. stores increased 6.6%.
For the third quarter of fiscal 2015, we reported Net Earnings of $1.7 billion and Diluted Earnings per Share of $1.35 compared to Net Earnings of $1.5 billion and Diluted Earnings per Share of $1.15 for the third quarter of fiscal 2014. For the first nine months of fiscal 2015, we reported Net Earnings of $5.5 billion and Diluted Earnings per Share of $4.29 compared to Net Earnings of $5.0 billion and Diluted Earnings per Share of $3.66 for the first nine months of fiscal 2014.
The results for the first nine months of fiscal 2015 included a $144 million pretax gain related to the sale of our remaining equity ownership in HD Supply Holdings, Inc. ("HD Supply"). This gain contributed $0.07 to Diluted Earnings per Share for the first nine months of fiscal 2015. The results for the third quarter and first nine months of fiscal 2014 included $100 million and $212 million, respectively, of pretax gains related to the sales of portions of our equity ownership in HD Supply. These gains contributed $0.05 and $0.10 to Diluted Earnings per Share for the third quarter and first nine months of fiscal 2014, respectively.
The results for the third quarter and first nine months of fiscal 2015 included $20 million and $119 million, respectively, of pretax net expenses related to a breach of our payment data systems that we discovered in the third quarter of fiscal 2014 (the "Data Breach"). These charges resulted in decreases of $0.01 and $0.06 to Diluted Earnings per Share for the third quarter and first nine months of fiscal 2015, respectively. The results for the third quarter and first nine months of fiscal 2014 included $28 million of pretax net expenses related to the Data Breach, which resulted in a decrease of $0.01 to Diluted Earnings per Share for those periods.

The results for the first nine months of fiscal 2015 included a $71 million net benefit to our Provision for Income Taxes due primarily to the favorable settlement of a tax audit, resulting in a benefit of $0.05 to Diluted Earnings per Share for the first nine months of fiscal 2015.
During the first quarter of fiscal 2015, we changed our accounting policy for shipping and handling costs from our stores, locations or distribution centers to customers and for online fulfillment center costs. Under the new accounting policy, these costs are included in Cost of Sales, whereas they were previously included in Operating Expenses. The Consolidated Statements of Earnings for the third quarter and first nine months of fiscal 2014 have been reclassified to reflect this change in accounting policy. The impact of this reclassification was an increase of $142 million and $424 million to Cost of Sales for the third quarter and first nine months of fiscal 2014, respectively, and a corresponding decrease to Operating Expenses in the same periods. This reclassification had no impact on Net Sales, Operating Income, Net Earnings or Earnings per Share.
Data Breach
As previously reported, in the third quarter of fiscal 2014, we confirmed that our payment data systems were breached, which potentially impacted customers who used payment cards at self-checkout systems in our U.S. and Canadian stores. Since the breach, we completed a major payment security project that provides enhanced encryption of payment card data at the point of sale in all of our U.S. and Canadian stores. We have also rolled out EMV chip card technology in our U.S. stores, which adds extra layers of payment card protection for customers who use EMV enabled chip cards. Our Canadian stores were already enabled with EMV chip card technology.
Litigation, Claims and Government Investigations
In the second quarter of fiscal 2015, the payment card networks made claims against us for costs that they assert they or their issuing banks have incurred in connection with the Data Breach, including incremental counterfeit fraud losses and non-ordinary course operating expenses (such as card reissuance costs), and we recorded an accrual for estimated probable losses we expected to incur in connection with those claims. In the third quarter of fiscal 2015, we entered into settlement agreements with American Express and Discover with respect to their claims.
In addition, at least 57 putative class actions have been filed in courts in the U.S. and Canada allegedly arising from the Data Breach. The U.S. class actions have been consolidated for pre-trial proceedings in the United States District Court for the Northern District of Georgia (the "District Court"). That court ordered that the individual class actions be administratively closed in favor of the filing of consolidated class action complaints on behalf of customers and financial institutions allegedly harmed by the Data Breach. In the third quarter of fiscal 2015, we recorded an accrual for estimated probable losses that we expect to incur in connection with the U.S. customer class actions.
The accruals for estimated probable losses in connection with the payment card networks' claims and the U.S. customer class actions are based on currently available information associated with those matters. These estimates may change as new information becomes available or circumstances change. Our accruals are also based on the expectation of reaching negotiated settlements with the claimants and not on any determination that it is probable that we would be found liable for the losses we have accrued were these matters to be litigated.
Other claims have been and may be asserted against us on behalf of customers, payment card issuing banks, shareholders or others seeking damages or other related relief allegedly arising from the Data Breach. In the third quarter of fiscal 2015, two purported shareholder derivative actions were filed in the District Court against certain present and former members of our Board of Directors and executive officers. We are also named as a nominal defendant in both suits, which together assert claims for breaches of fiduciary duty, waste of corporate assets, unjust enrichment and violations of the Securities Exchange Act of 1934. The lawsuits seek unspecified damages, equitable relief to reform our corporate governance structure, restitution, disgorgement of profits, benefits and other compensation obtained by the defendants, and reasonable costs and expenses. In addition, several state and federal agencies, including State Attorneys General, are investigating events related to the Data Breach, including how it occurred, its consequences and our responses. We are cooperating in the governmental investigations, and we may be subject to fines or other obligations. While a loss from these matters, including the Canadian class actions and the U.S. financial institutions class actions, is reasonably possible, we are not able to estimate the costs, or range of costs, related to these matters because the proceedings remain in the early stages, alleged damages have not been specified, there is uncertainty as to the likelihood of a class or classes being certified or the ultimate size of any class if certified, and there are significant factual and legal issues to be resolved. We have not concluded that a loss from these matters is probable; therefore, we have not recorded an accrual for litigation, claims and governmental investigations related to these matters in the third quarter of fiscal 2015. We will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. We believe that the ultimate amount paid on these actions, claims and investigations could have an adverse effect on our consolidated financial condition, results of operations, or cash flows in future periods.

Expenses Incurred and Amounts Accrued
In the third quarter of fiscal 2015, we recorded $20 million of pretax expenses related to the Data Breach. We did not record any related expected insurance proceeds in the third quarter of fiscal 2015. The results for the first nine months of fiscal 2015 included $189 million of pretax gross expenses related to the Data Breach, partially offset by $70 million of expected insurance proceeds, for pretax net expenses of $119 million. Since the Data Breach occurred, we have recorded $252 million of pretax gross expenses related to the Data Breach, partially offset by $100 million of expected insurance proceeds, for pretax net expenses of $152 million. These expenses include costs to investigate the Data Breach; provide identity protection services, including credit monitoring, to impacted customers; increase call center staffing; and pay legal and other professional services, all of which were expensed as incurred. Expenses also include the accruals for estimated probable losses that we expect to incur in connection with the claims made by the payment card networks and the U.S. customer class actions. These expenses are included in Selling, General and Administrative expenses in the accompanying Consolidated Statements of Earnings.
Future Costs
We expect to incur additional legal and other professional services expenses associated with the Data Breach in future periods and will recognize these expenses as services are received. Costs related to the Data Breach that may be incurred in future periods may include additional liabilities to payment card networks and impacted customers; liabilities from current and future civil litigation, governmental investigations and enforcement proceedings; future expenses for legal, investigative and consulting fees; and incremental expenses and capital investments for remediation activities. We believe that the ultimate amount paid on these services and claims could have an adverse effect on our consolidated financial condition, results of operations, or cash flows in future periods.
Insurance Coverage
We maintained $100 million of network security and privacy liability insurance coverage in fiscal 2014, above a $7.5 million deductible, to limit our exposure to losses such as those related to the Data Breach. As of November 1, 2015, we had received initial payments totaling $30 million of insurance reimbursements under the fiscal 2014 policy, and expect to receive additional payments. In the first quarter of fiscal 2015, we entered into a new policy, with $100 million of network security and privacy liability insurance coverage, above a $10 million deductible, to limit our exposure to similar losses.
Key Initiatives
In the third quarter and first nine months of fiscal 2015, we continued to focus on the following key initiatives:
Customer Service – Our customer service initiative is anchored on the principles of simplifying the business, creating an emotional connection with customers, putting customers first and taking care of our associates. In the first nine months of fiscal 2015, we continued to utilize our second generation FIRST phone, a handheld mobile device used by our store associates, to enhance customer service in the stores by allowing associates to convert online sales in the aisle and expedite the checkout process for customers during peak traffic periods.
Product Authority – Our product authority initiative is facilitated by our merchandising transformation and portfolio strategy, which is focused on delivering product innovation, assortment and value. In the first nine months of fiscal 2015, we continued to introduce a wide range of innovative new products to our professional, do-it-for-me and do-it-yourself customers, while remaining focused on offering everyday values in our stores and online. We also continued to utilize our merchandising assortment planning and pricing tools to better understand customer preferences and to refine our product assortment in particular stores or geographic areas.
Disciplined Capital Allocation, Productivity and Efficiency – Our approach to driving productivity and efficiency is advanced through continuous operational improvement in the stores and our supply chain, disciplined capital allocation and building shareholder value through higher returns on invested capital and total value returned to shareholders in the form of dividends and share repurchases. During the third quarter of fiscal 2015, we settled a $1.5 billion Accelerated Share Repurchase ("ASR") agreement that was entered into in the second quarter of fiscal 2015. We received a total of 13.3 million shares of our common stock under the $1.5 billion ASR agreement, including 1.3 million shares received upon settlement of the agreement in the third quarter of fiscal 2015. Also during the third quarter of fiscal 2015, we entered into a $1.375 billion ASR agreement and received an initial delivery of 10.1 million shares of our common stock. In addition to the ASR, we repurchased 5.0 million shares of our common stock through the open market in the third quarter of fiscal 2015. During the first nine months of fiscal 2015, we repurchased a total of 42.4 million shares for $5.0 billion through ASR agreements and the open market.
We opened three new stores in Mexico during the third quarter of fiscal 2015, for a total store count of 2,273 at the end of the quarter. As of the end of the third quarter of fiscal 2015, a total of 296 of our stores, or 13.0%, were located in Canada and Mexico.

In August 2015, we completed the acquisition of Interline for $1.7 billion. Interline is a leading national distributor and direct marketer of broad-line maintenance, repair and operations ("MRO") products. We intend to leverage Interline's capabilities and expertise in MRO products to expand our share of the MRO product market with our current customers as well as gain new customers currently served by Interline.
We generated $7.4 billion of cash flow from operations in the first nine months of fiscal 2015. This cash flow, along with $4.0 billion of long-term debt issued in the first nine months of fiscal 2015, was used to fund $5.0 billion of share repurchases, pay $2.3 billion of dividends, purchase Interline for $1.7 billion, fund $1.1 billion in capital expenditures and repay $290 million of short-term borrowings.
Our inventory turnover ratio was 5.0 times at the end of the third quarter of fiscal 2015 compared to 4.8 times at the end of the third quarter of fiscal 2014. Our return on invested capital (computed on net operating profit after tax for the trailing twelve months and the average of beginning and ending long-term debt and equity) was 26.2% for the third quarter of fiscal 2015 compared to 22.2% for the third quarter of fiscal 2014.
Interconnected Retail – Our focus on interconnected retail, which connects our other three key initiatives, is based on building a competitive and seamless platform across all commerce channels. During the third quarter of fiscal 2015, we continued the pilot of our new order alignment system, referred to as COM, which we expect to roll out in fiscal 2016. We also continued to invest in offering our customers convenient fulfillment options for products purchased online. During the third quarter of fiscal 2015, we opened and began shipping products from our third new Direct Fulfillment Center ("DFC") located in Troy Township, Ohio. We expect this facility, along with our other two new DFCs in California and Georgia, to provide us with the capability to reach 90% of our U.S. customers in two business days or less with parcel shipping. We also opened our third online customer contact center in Tempe, Arizona during the quarter.
In addition, approximately 42% of our online orders were picked up in our stores through our Buy Online, Pick-up In Store ("BOPIS") and Buy Online, Ship to Store ("BOSS") offerings in the third quarter of fiscal 2015. We also continued the pilot of our Buy Online, Deliver From Store ("BODFS") program, which we expect to roll out in fiscal 2016 after the roll out of COM. Sales from our online channels increased 25.2% and 26.4% for the third quarter and first nine months of fiscal 2015, respectively, compared to the same periods last year, and represented 5.1% and 5.0% of our total Net Sales for the third quarter and first nine months of fiscal 2015, respectively.
Outside of the U.S., we rolled out Mexico's digital commerce site and re-platformed our Canadian website in the first nine months of fiscal 2015.

We believe the selected sales data, the percentage relationship between Net Sales and major categories in the Consolidated Statements of Earnings and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations.

	% of Net Sales				% Increase (Decrease) in Dollar Amounts
	Three Months Ended		Nine Months Ended
	November 1, 2015	November 2, 2014	November 1, 2015	November 2, 2014	Three Months	Nine Months
NET SALES	100.0%	100.0%	100.0%	100.0%	6.4%	5.5%
GROSS PROFIT	34.7	34.3	34.2	34.1	7.4	6.0
Operating Expenses:
Selling, General and Administrative	19.1	19.9	18.7	19.2	2.0	2.7
Depreciation and Amortization	1.9	2.0	1.9	1.9	3.2	2.0
Total Operating Expenses	21.0	21.9	20.6	21.1	2.1	2.6

OPERATING INCOME	13.7	12.4	13.7	12.9	16.8	11.4
Interest and Other (Income) Expense:
Interest and Investment Income	—	(0.5)	(0.2)	(0.3)	(93.3)	(27.9)
Interest Expense	1.1	1.1	1.0	1.0	13.3	9.7
Interest and Other, net	1.1	0.6	0.8	0.6	N/M	30.9

EARNINGS BEFORE PROVISION FOR INCOME TAXES	12.6	11.9	12.9	12.3	12.3	10.5
Provision for Income Taxes	4.7	4.4	4.7	4.6	12.5	8.7
NET EARNINGS	7.9%	7.5%	8.2%	7.8%	12.2%	11.5%
SELECTED SALES DATA(1)
Number of Customer Transactions (in millions)	371.1	355.4	1,151.7	1,109.5	4.4%	3.8%
Average Ticket	$58.03	$57.55	$58.72	$57.90	0.8%	1.4%
Sales per Square Foot	$366.37	$347.79	$380.12	$361.73	5.3%	5.1%
Comparable Store Sales Increase (%)(2)	5.1%	5.2%	5.1%	4.6%	N/A	N/A
Online Sales (% of Net Sales)(3)	5.1%	4.4%	5.0%	4.3%	25.2%	26.4%
Note: Certain percentages may not sum to totals due to rounding.
 —————

(1)	Selected Sales Data does not include results for the Interline acquisition that was completed in the third quarter of fiscal 2015.

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

(3)
Consists of Net Sales generated online through our Home Depot, Home Decorators Collection and Blinds.com websites for products delivered to customer locations or picked up in stores through our BOPIS and BOSS programs.

N/M – Not Meaningful
N/A – Not Applicable

RESULTS OF OPERATIONS
Net Sales for the third quarter of fiscal 2015 increased 6.4% to $21.8 billion from $20.5 billion for the third quarter of fiscal 2014. For the first nine months of fiscal 2015, Net Sales increased 5.5% to $67.5 billion from $64.0 billion for the comparable period of fiscal 2014. The increase in Net Sales for the third quarter and first nine months of fiscal 2015 reflects the impact of positive comparable store sales driven by increased customer transactions and average ticket growth, partially offset by pressure from the strengthening U.S. dollar. Total comparable store sales increased 5.1% for both the third quarter and first nine months of fiscal 2015.
The positive comparable store sales for the third quarter and first nine months of fiscal 2015 reflect a number of factors, including the execution of our key initiatives, continued strength in our maintenance and repair categories, and an improved U.S. home improvement market. All of our departments posted positive comparable store sales for the third quarter and first nine months of fiscal 2015. Comparable store sales for our Appliances, Tools, Plumbing, Décor, Lighting, Hardware, Building Materials and Indoor Garden product categories were above the Company average for the third quarter of fiscal 2015. Comparable store sales for our Outdoor Garden, Kitchen and Bath, Electrical, Millwork, Flooring, Lumber and Paint product categories were positive but below the Company average for the third quarter of fiscal 2015. Further, our comparable store customer transactions increased 4.3% and 3.7% for the third quarter and first nine months of fiscal 2015, respectively. Our comparable store average ticket increased 0.9% and 1.4% for the third quarter and first nine months of fiscal 2015, respectively, due in part to strong sales in big ticket purchases, such as appliances, roofing and countertops, offset in part by the strength of the U.S. dollar and its resulting impact to non-U.S. dollar average ticket.
Gross Profit increased 7.4% to $7.6 billion for the third quarter of fiscal 2015 from $7.0 billion for the third quarter of fiscal 2014. Gross Profit increased 6.0% to $23.1 billion for the first nine months of fiscal 2015 from $21.8 billion for the first nine months of fiscal 2014. Gross Profit as a percent of Net Sales increased 34 basis points to 34.7% for the third quarter of fiscal 2015 compared to 34.3% for the third quarter of fiscal 2014. Gross Profit as a percent of Net Sales increased 15 basis points to 34.2% for the first nine months of fiscal 2015 compared to 34.1% for the first nine months of fiscal 2014. The increase in gross profit margin for the third quarter of fiscal 2015 reflects higher levels of co-op allowances and rebates, benefits from our supply chain driven by lower fuel costs and increased productivity, and lower shrink, partially offset by contraction due to the acquisition of Interline. Gross profit margin for the first nine months of fiscal 2015 reflects benefits from our supply chain partially offset by a change in the mix of products sold.
Selling, General and Administrative expenses ("SG&A") increased 2.0% to $4.2 billion for the third quarter of fiscal 2015 from $4.1 billion for the third quarter of fiscal 2014, and increased 2.7% to $12.6 billion for the first nine months of fiscal 2015 from $12.3 billion for the first nine months of 2014. SG&A for the third quarter and first nine months of fiscal 2015 included $20 million and $119 million, respectively, of pretax net expenses related to the Data Breach. SG&A for the third quarter and first nine months of fiscal 2014 included $28 million of pretax net expenses related to the Data Breach. As a percent of Net Sales, SG&A was 19.1% for the third quarter of fiscal 2015 compared to 19.9% for the third quarter of fiscal 2014. For the first nine months of fiscal 2015, SG&A as a percent of Net Sales was 18.7% compared to 19.2% for the same period last year. The decrease in SG&A as a percent of Net Sales for the third quarter and first nine months of fiscal 2015 reflects strong expense controls and expense leverage resulting from the positive comparable store sales environment, partially offset by expenses related to the Data Breach.
Depreciation and Amortization increased 3.2% to $423 million for the third quarter of fiscal 2015 from $410 million for the third quarter of fiscal 2014. For the first nine months of fiscal 2015, Depreciation and Amortization increased 2.0% to $1.3 billion from $1.2 billion for the same period of fiscal 2014. Depreciation and Amortization as a percent of Net Sales was 1.9% for the third quarter of fiscal 2015 compared to 2.0% for the third quarter of fiscal 2014, and was 1.9% for the first nine months of both fiscal 2015 and 2014. Depreciation and Amortization as a percent of Net Sales for the third quarter and first nine months of fiscal 2015 reflects expense leverage resulting from the positive comparable store sales environment.
Operating Income increased 16.8% to $3.0 billion for the third quarter of fiscal 2015 from $2.6 billion for the third quarter of fiscal 2014. Operating Income increased 11.4% to $9.2 billion for the first nine months of fiscal 2015 from $8.3 billion for the first nine months of fiscal 2014.
For the third quarter of fiscal 2015, we recognized $240 million of Interest and Other, net, compared to $113 million for the third quarter of fiscal 2014. We recognized $517 million of Interest and Other, net, for the first nine months of fiscal 2015 compared to $395 million for the same period last year. Interest and Other, net, as a percent of Net Sales was 1.1% for the third quarter of fiscal 2015 compared to 0.6% for the third quarter of fiscal 2014. Interest and Other, net, as a percent of Net Sales was 0.8% for the first nine months of fiscal 2015 compared to 0.6% for the first nine months of fiscal 2014. These results reflect a $144 million pretax gain in the first nine months of fiscal 2015 related to the sale of our remaining equity ownership in HD Supply compared to pretax gains of $100 million and $212 million in the third quarter and first nine months of fiscal 2014, respectively, related to the sales of portions of our equity ownership in HD Supply. This was partially offset by additional interest expense incurred in the third quarter and first nine months of fiscal 2015 primarily due to long-term debt issued in June 2014, May 2015 and September 2015.
Our combined effective income tax rate was 36.4% for the first nine months of fiscal 2015 compared to 37.0% for the first nine months of fiscal 2014. The effective income tax rate for the first nine months of fiscal 2015 reflects a $71 million net benefit to our Provision for Income Taxes due primarily to the favorable settlement of a tax audit.
Diluted Earnings per Share were $1.35 and $4.29 for the third quarter and first nine months of fiscal 2015, respectively, compared to $1.15 and $3.66 for the third quarter and first nine months of fiscal 2014, respectively. The gains on the sales of our equity ownership of HD Supply contributed a benefit of $0.07 to Diluted Earnings per Share for the first nine months of fiscal 2015 compared to a benefit of $0.10 for the first nine months of fiscal 2014, of which $0.05 was recognized in the third quarter of fiscal 2014. Expenses related to the Data Breach had negative impacts of $0.01 and $0.06 to Diluted Earnings per Share for the third quarter and first nine months of fiscal 2015, respectively, compared to a negative impact of $0.01 for both the third quarter and first nine months of fiscal 2014. Diluted Earnings per Share for the first nine months of fiscal 2015 also reflect $0.05 of benefit from the favorable settlement of a tax audit.
LIQUIDITY AND CAPITAL RESOURCES
Cash flow generated from operations provides us with a significant source of liquidity. During the first nine months of fiscal 2015, Net Cash Provided by Operating Activities was $7.4 billion compared to $6.2 billion for the same period in fiscal 2014. This increase was primarily due to a $572 million increase in Net Earnings resulting from higher comparable store sales and expense leverage and a $519 million increase in cash flows from Accounts Payable and Accrued Expenses related to increased purchases and the timing of payments, as well as expenses accrued related to the Data Breach.
Net Cash Used in Investing Activities for the first nine months of fiscal 2015 was $2.6 billion compared to $767 million for the same period in fiscal 2014. This change was primarily due to the acquisition of Interline. The aggregate purchase price of this acquisition was $1.7 billion, of which a portion was used for the repayment of substantially all of Interline's existing indebtedness. See Note 4 to the Consolidated Financial Statements included in this report.
Net Cash Used in Financing Activities for the first nine months of fiscal 2015 was $3.4 billion compared to $5.2 billion for the same period of fiscal 2014. This change was primarily the result of $2.0 billion more of net Proceeds from Long-Term Borrowings and $535 million less in Repurchases of Common Stock, partially offset by $375 million more in Cash Dividends Paid to Stockholders and $290 million in Repayments of Short-Term Borrowings in the first nine months of fiscal 2015 compared to the same period of fiscal 2014.
In September 2015, we issued $500 million of floating rate senior notes due September 15, 2017 (the "2017 notes") and $1.0 billion of 3.35% senior notes due September 15, 2025 (the "2025 notes") at a discount of $1 million (together, the "September 2015 issuance"). The 2017 notes bear interest at a variable rate determined quarterly equal to the three-month LIBOR rate plus 37 basis points. Interest on the 2017 notes is due quarterly on March 15, June 15, September 15 and December 15 of each year, beginning December 15, 2015. Interest on the 2025 notes is due semi-annually on March 15 and September 15 of each year, beginning March 15, 2016. The net proceeds of the September 2015 issuance were used to fund our recently completed acquisition of Interline.
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
In the first quarter of fiscal 2015, we entered into an ASR agreement with a third-party financial institution to repurchase $850 million of our common stock. Under this agreement, we paid $850 million to the financial institution and received an initial delivery of 7.0 million shares in the first quarter of fiscal 2015. The transaction was completed later in the first quarter of fiscal 2015, at which time we received 500 thousand additional shares. The final number of shares delivered upon settlement of the $850 million ASR agreement was determined with reference to the volume weighted average price per share of our common stock over the term of the agreement, less a negotiated discount.
In the second quarter of fiscal 2015, we entered into an ASR agreement with a third-party financial institution to repurchase $1.5 billion of our common stock. Under this agreement, we paid $1.5 billion to the financial institution and received an initial delivery of 12.0 million shares in the second quarter of fiscal 2015. The transaction was completed in the third quarter of fiscal

2015, at which time we received 1.3 million additional shares. The final number of shares delivered upon settlement of the $1.5 billion ASR agreement was determined with reference to the volume weighted average price per share of our common stock over the term of the agreement, less a negotiated discount.
In the third quarter of fiscal 2015, we entered into an ASR agreement with a third-party financial institution to repurchase $1.375 billion of our common stock. Under this agreement, we paid $1.375 billion to the financial institution and received an initial delivery of 10.1 million shares in the third quarter of fiscal 2015. The final number of shares delivered upon settlement of the $1.375 billion ASR agreement will be determined in the fourth quarter of fiscal 2015 with reference to the volume weighted average price per share of our common stock over the term of the agreement, less a negotiated discount.
We have commercial paper programs that allow for borrowings up to $2.0 billion. In connection with the programs, we have a back-up credit facility with a consortium of banks for borrowings up to $2.0 billion. The credit facility expires in December 2019 and contains various restrictive covenants. At November 1, 2015, we were in compliance with all of the covenants, and they are not expected to impact our liquidity or capital resources. During the first nine months of fiscal 2015, all of our short-term borrowings were under these commercial paper programs, and the maximum amount outstanding at any time during the first nine months of fiscal 2015 was $720 million. As of November 1, 2015, there were no borrowings outstanding under the commercial paper programs or the related credit facility.
In the second quarter of fiscal 2015, we entered into forward starting interest rate swap agreements with a combined notional amount of $1.0 billion, accounted for as cash flow hedges, to hedge interest rate fluctuations in anticipation of issuing long-term debt to refinance debt maturing in fiscal 2016.
As of November 1, 2015, we had $3.0 billion in Cash and Cash Equivalents. We believe that our current cash position, access to the long-term debt capital markets and cash flow generated from operations should be sufficient not only for our operating requirements but also to enable us to complete our capital expenditure programs and fund dividend payments, share repurchases, obligations incurred as a result of the Data Breach and any required long-term debt payments through the next several fiscal years. In addition, we have funds available from our commercial paper programs and the ability to obtain alternative sources of financing.
RECENT ACCOUNTING PRONOUNCEMENTS
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-03, "Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" ("ASU No. 2015-03"), which requires an entity to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. This guidance is effective for annual reporting periods beginning after December 15, 2015 and for interim and annual reporting periods thereafter, and retrospective application is required. We do not believe that ASU No. 2015-03 will have a material impact on our consolidated financial statements and related disclosures.
In August 2015, the FASB issued Accounting Standards Update No. 2015-15, "Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements" ("ASU No. 2015-15"), which states that ASU No. 2015-03 does not address debt issuance costs for line-of-credit arrangements, and therefore the SEC staff would not object to an entity deferring and presenting these related debt issuance costs as an asset and subsequently amortizing the deferred issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We do not believe that ASU No. 2015-15 will have a material impact on our consolidated financial statements and related disclosures.

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
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective.
There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended November 1, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Except as set forth below, there were no material changes during the third quarter of fiscal 2015 to our disclosure in Item 3 of our 2014 Form 10-K.
For a description of the litigation and government inquiries related to the Data Breach, see Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 to the Consolidated Financial Statements included in Part I, Item 1, "Financial Statements", which description is incorporated herein by reference.

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

(a) Unregistered Sales of Equity Securities

1.
During the third quarter of fiscal 2015, the Company issued 506 deferred stock units under The Home Depot, Inc. Non-Employee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act") and Rule 506 of the SEC's Regulation D thereunder. The deferred stock units were credited to the accounts of those non-employee directors who elected to receive all or a portion of board retainers in the form of deferred stock units instead of cash during the third quarter of fiscal 2015. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.

2.
During the third quarter of fiscal 2015, the Company credited 1,224 deferred stock units to participant accounts under The Home Depot FutureBuilder Restoration Plan pursuant to an exemption from the registration requirements of the Securities Act for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following the termination of service as described in this plan.

(b) Purchases of Equity Securities

In the first quarter of fiscal 2015, the Board of Directors authorized an $18.0 billion share repurchase program. Through the end of the third quarter of fiscal 2015, the Company has repurchased shares of its common stock having a value of approximately $5.0 billion under this program. The number and average price of shares purchased in each fiscal month of the third quarter of fiscal 2015 are set forth in the table below:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
August 3, 2015 – August 30, 2015(3)	3,764,835	$114.56	3,761,178	$14,626,082,050
August 31, 2015 – September 27, 2015(4)	12,700,671	$114.70	12,656,026	$12,957,000,867
September 28, 2015 – November 1, 2015	5,190	$121.14	—	$12,957,000,867
	16,470,696	$114.67	16,417,204

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

(3)
In the second quarter of fiscal 2015, the Company paid $1.5 billion under an ASR agreement and received an initial delivery of 12.0 million shares. The transaction was completed in the third quarter of fiscal 2015, at which time the Company received 1.3 million additional shares to settle the agreement. The Average Price Paid Per Share was calculated with reference to the volume weighted average price per share of the Company's common stock over the term of the agreement, less a negotiated discount. See Note 7 to the Consolidated Financial Statements included in this report.

(4)
In the third quarter of fiscal 2015, the Company paid $1.375 billion under an ASR agreement and received an initial delivery of 10.1 million shares. The final number of shares delivered upon settlement of the agreement will be determined with reference to the volume weighted average price per share of the Company's common stock over the term of the agreement, less a negotiated discount. See Note 7 to the Consolidated Financial Statements included in this report.

Item 6.	Exhibits
Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the references in brackets. All other exhibits are filed or furnished herewith.

*3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q filed on September 1, 2011, Exhibit 3.1]

*3.2	By-Laws of The Home Depot, Inc. (Amended and Restated Effective August 21, 2014). [Form 8-K filed on August 21, 2014, Exhibit 3.2]

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1	Acknowledgement of Independent Registered Public Accounting Firm, dated November 23, 2015.

*18.1	Preferability Letter of Independent Registered Public Accounting Firm, dated May 26, 2015. [Form 10-Q filed on May 27, 2015, Exhibit 18.1]

31.1	Certification of the Chief Executive Officer and President pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and President furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Chief Financial Officer and Executive Vice President – Corporate Services furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended November 1, 2015, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

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

November 23, 2015
(Date)

INDEX TO EXHIBITS

Exhibit	Description

Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the references in brackets. All other exhibits are filed or furnished herewith.

*3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q filed on September 1, 2011, Exhibit 3.1]

*3.2	By-Laws of The Home Depot, Inc. (Amended and Restated Effective August 21, 2014). [Form 8-K filed on August 21, 2014, Exhibit 3.2]

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1	Acknowledgement of Independent Registered Public Accounting Firm, dated November 23, 2015.

*18.1	Preferability Letter of Independent Registered Public Accounting Firm, dated May 26, 2015. [Form 10-Q filed on May 27, 2015, Exhibit 18.1]

31.1	Certification of the Chief Executive Officer and President pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and President furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Chief Financial Officer and Executive Vice President – Corporate Services furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended November 1, 2015, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.