Form 10-K
period 2016-01-31
HOME DEPOT INC
filed 2016-03-24
CIK 354950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant on August 2, 2015 was $150.1 billion.
The number of shares outstanding of the Registrant’s common stock as of March 4, 2016 was 1,252,951,007 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s proxy statement for the 2016 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K to the extent described herein.

THE HOME DEPOT, INC.
FISCAL YEAR 2015 FORM 10-K

CAUTIONARY STATEMENT PURSUANT TO THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain statements contained herein regarding our future performance constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may relate to, among other things, the demand for our products and services; net sales growth; comparable store sales; effects of competition; state of the economy; state of the residential construction, housing and home improvement markets; state of the credit markets, including mortgages, home equity loans and consumer credit; demand for credit offerings; inventory and in-stock positions; implementation of store, interconnected retail and supply chain initiatives; management of relationships with our suppliers and vendors; the impact and expected outcome of investigations, inquiries, claims and litigation, including those related to the data breach we discovered in the third quarter of fiscal 2014; issues related to the payment methods we accept; continuation of share repurchase programs; net earnings performance; earnings per share; capital allocation and expenditures; liquidity; return on invested capital; expense leverage; stock-based compensation expense; commodity price inflation and deflation; the ability to issue debt on terms and at rates acceptable to us; the effect of accounting charges; the effect of adopting certain accounting standards; store openings and closures; financial outlook; and the integration of Interline Brands, Inc. into our organization and the ability to recognize the anticipated synergies and benefits of the acquisition.
Forward-looking statements are based on currently available information and our current assumptions, expectations and projections about future events. You should not rely on our forward-looking statements. These statements are not guarantees of future performance and are subject to future events, risks and uncertainties – many of which are beyond our control, dependent on actions of third parties, or currently unknown to us – as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. These risks and uncertainties include, but are not limited to, those described in Item 1A, "Risk Factors", and elsewhere in this report.
Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements other than as required by law. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the Securities and Exchange Commission ("SEC").

PART I

Item 1. Business.
Introduction
The Home Depot, Inc. is the world’s largest home improvement retailer based on Net Sales for the fiscal year ended January 31, 2016 ("fiscal 2015"). The Home Depot sells a wide assortment of building materials, home improvement products and lawn and garden products and provides a number of services. The Home Depot stores average approximately 104,000 square feet of enclosed space, with approximately 24,000 additional square feet of outside garden area. As of the end of fiscal 2015, we had 2,274 The Home Depot stores located throughout the United States, including the Commonwealth of Puerto Rico and the territories of the U.S. Virgin Islands and Guam, Canada and Mexico. When we refer to "The Home Depot", the "Company", "we", "us" or "our" in this report, we are referring to The Home Depot, Inc. and its consolidated subsidiaries.
The Home Depot, Inc. is a Delaware corporation that was incorporated in 1978. Our Store Support Center (corporate office) is located at 2455 Paces Ferry Road, Atlanta, Georgia 30339. Our telephone number is (770) 433-8211.
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
For information on key financial highlights, including historical revenues, profits and total assets, see the "Five-Year Summary of Financial and Operating Results" on page F-1 of this report and Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations".

Our Business
Operating Strategy
Since 2009, we have been guided by a consistent strategic framework organized around our customers, our products and our disciplined use of capital, tied together through our interconnected retail initiative. In fiscal 2015, we announced an evolution of this strategy to reflect the changing needs of our customers and our business. The fundamental aspects remain the same, but we are now focused more than ever on connecting various aspects of our business to drive value for our customers, our associates, our suppliers and our shareholders. Our current strategic framework is comprised of three key initiatives – Customer Experience, Product Authority, and Productivity and Efficiency Driven by Capital Allocation – tied together by our interconnecting retail initiative. As customers increasingly expect to be able to buy how, when and where they want, we believe that providing a seamless and frictionless shopping experience across multiple channels, featuring innovative and expanded product choices delivered in a fast and cost-efficient manner, will be a key enabler for future success. Becoming a best-in-class interconnected retailer is growing in importance as the line between online and in-store shopping continues to blur and customers demand increased value and convenience.
Interconnecting retail is woven through each of our other three initiatives, as discussed in more detail below. For example, under our customer experience initiative, we are focused on connecting our stores to our online experience and connecting service to customer needs. Under our product authority initiative, we are focused on connecting our product assortment to local needs and connecting our customers with product information to inspire and empower them. Under our productivity and efficiency initiative, we are focused on connecting our merchandise from our suppliers to our customers by optimizing our supply chain. Overall, we are collaborating more closely, both internally and externally, through deeper cross-functional work and a more integrated, longer-term approach with our suppliers and other business partners, to build complete end-to-end solutions.
Customer Experience
Our customer experience initiative is anchored on the principles of putting customers first and taking care of our associates. Our commitment to customer service is a key part of this initiative, and in fiscal 2015, to underscore the importance of customer service, we re-trained our store associates on our Customer FIRST program. We recognize that the customer experience includes more than just customer service, and we have taken a number of steps to enhance this initiative to provide our customers with a seamless and frictionless shopping experience in our stores, online, on the job site or in their homes.
Our Customers. We serve three primary customer groups, and we have different approaches to meet their particular needs:

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

•
Do-It-For-Me ("DIFM") Customers. These customers are typically home owners who purchase materials and hire third parties to complete the project or installation. Our stores offer a variety of installation services targeted at DIFM customers who purchase products and installation of those products from us in our stores, online or in their homes through in-home consultations. Our installation programs include many categories, such as flooring, cabinets, countertops, water heaters and sheds. In addition, we provide third-party professional installation in a number of categories sold through our in-home sales programs, such as roofing, siding, windows, cabinet refacing, furnaces and central air systems. This customer group is growing due to changing demographics, which we believe will increase demand for our installation services. Further, our focus on serving the professional customers, or "Pros", who perform these services for our DIFM customers will help us drive higher product sales.

•
Professional Customers. These customers are primarily professional renovators/remodelers, general contractors, repairmen, installers, small business owners and tradesmen. With our acquisition of Interline Brands, Inc. ("Interline") in August 2015, we expanded our service to the maintenance, repair and operations ("MRO") Pro. We recognize the unique service needs of the Pro customer and use our expertise to facilitate their buying experience. We offer a variety of special programs to these customers, including delivery and will-call services, dedicated staff, expanded credit programs, designated parking spaces close to store entrances and bulk pricing programs for both online and in-store purchases. In addition, we maintain a loyalty program, Pro Xtra, that provides our Pros with discounts on useful business services, exclusive product offers and a purchase tracking tool to enable receipt lookup online and job tracking of purchases across all forms of payment. This program, introduced in fiscal 2013, has continued to gain traction, with almost 4 million customers enrolled by the end of fiscal 2015.
We also recognize that our Pros have differing needs depending on the type of work they perform. Our goal is to develop a wide spectrum of solutions for all of our professional customers, such as supplying both recurring MRO needs and core building materials to large-scale property managers and providing inventory management solutions for our traditional Pro customers. We believe developing a unified approach to service all the needs of our Pros will differentiate us from competitors who are solely traditional retail, installation or MRO companies.
We help our DIY, DIFM and Pro customers finance their projects by offering private label credit products in our stores through third-party credit providers. We also help certain of our Pros through our own programs. In fiscal 2015, our customers opened approximately 3.2 million new The Home Depot private label credit accounts, and at fiscal year end the total number of The Home Depot active account holders was approximately 12 million. Private label credit card sales accounted for approximately 23% of sales in fiscal 2015. In addition, in the U.S. we re-launched our private label credit program at the end of fiscal 2015 with additional benefits, including a 365-day return policy for all of our customers and commercial fuel rewards and extended payment terms for our Pros.
Our Associates. Our associates are key to our customer experience initiative. As noted above, we empower our associates to deliver excellent customer service through our Customer FIRST training program, and we strive to remove complexity and inefficient processes from the stores to allow our associates to focus on our customers. In fiscal 2015, we began to roll out a number of new initiatives to improve freight handling in the stores, as well as Project Sync, which is discussed in more detail below under "Logistics". All of these programs are designed to make our freight handling process more efficient, which allows our associates to devote more time to the customer experience and makes working at The Home Depot a better experience for them. We also have a number of programs to recognize stores and individual associates for exceptional customer and community service.
At the end of fiscal 2015, we employed approximately 385,000 associates, of whom approximately 24,000 were salaried, with the remainder compensated on an hourly or temporary basis. To attract and retain qualified personnel, we seek to maintain competitive salary and wage levels in each market we serve. We measure associate satisfaction regularly, and we believe that our employee relations are very good.
Interconnecting Retail. In fiscal 2015, we continued to enhance our customers’ interconnected shopping experiences through a variety of initiatives. Our associates used second generation FIRST phones, our web-enabled handheld devices, to help customers complete online sales in the aisle, expedite the checkout process for customers during peak traffic periods, locate products in the aisles and online, and check inventory on hand. We have also empowered our customers with improved product location and inventory availability tools through enhancements to our website and mobile app, and we have invested heavily in content improvements such as videos, ratings and reviews, and more detailed product information. These enhancements are critical for our increasingly interconnected customers who research products online and then go into one of our stores to view the products in person or talk to an associate before making the purchase. While in the store, customers may also go online to access ratings and reviews, compare prices, view our extended assortment and purchase products.
We continued to make enhancements to our special order process in fiscal 2015 with our new Customer Order Management platform ("COM"), which was introduced in fiscal 2014. This platform is designed to provide greater visibility into and improved execution of special orders by our associates and a more seamless and frictionless experience for our customers. After COM is rolled out to all U.S. stores, which we expect to occur by the end of fiscal 2016, store associates, suppliers and customers will be able to access relevant special order information online, regardless of where the order was placed. In addition, we have three online contact centers to service our online customers’ needs.
We also recognize that customers desire greater flexibility and convenience when it comes to receiving their products and services. In fiscal 2015, we began to roll out Buy Online, Deliver From Store ("BODFS"), which complements our existing interconnecting retail programs: Buy Online, Pick-up In Store ("BOPIS"), Buy Online, Ship to Store ("BOSS") and Buy Online, Return In Store ("BORIS"). We expect to complete the roll out of BODFS by the end of fiscal 2016. We will continue to blend our physical and digital assets in a seamless and frictionless way to enhance the end-to-end customer experience.

Product Authority
Our product authority initiative is facilitated by our merchandising transformation and portfolio strategy, which is focused on delivering product innovation, assortment and value. In fiscal 2015, we continued to introduce a wide range of innovative new products to our DIY, DIFM and Pro customers, while remaining focused on offering everyday values in our stores and online.
Our Products. In fiscal 2015, we introduced a number of innovative and distinctive products to our customers at attractive values. Examples of these new products include EGO™ 58-volt cordless outdoor power tools (string trimmer, hedge trimmer, blower, chainsaw and lawn mower); the Husky® 100 platform of mechanics tools; LifeProof Carpet®; Milwaukee® Cobalt Red Helix™ drill bits; and Feit® Electric HomeBrite® Bluetooth® Smart LED light bulbs.
During fiscal 2015, we continued to offer value to our customers through our proprietary and exclusive brands across a wide range of departments. Highlights of these offerings include Husky® hand tools and tool storage; Everbilt® hardware and fasteners; Hampton Bay® lighting, ceiling fans and patio furniture; Vigoro® lawn care products; RIDGID® and Ryobi® power tools; Glacier Bay® bath fixtures; HDX® storage and cleaning products; and Home Decorators Collection® furniture and home décor. We will continue to assess departments and categories, both online and in-store, for opportunities to expand the assortment of products offered within The Home Depot’s portfolio of proprietary and exclusive brands.
We maintain a global sourcing program to obtain high-quality and innovative products directly from manufacturers around the world. In fiscal 2015, in addition to our U.S. sourcing operations, we maintained sourcing offices in China, Taiwan, India, Italy, Mexico and Canada. With our acquisition of Interline, we also acquired additional sourcing offices in China, Thailand and Indonesia.
The percentage of Net Sales of each of our major product categories (and related services) for each of the last three fiscal years is presented in Note 1 to the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data". Net Sales outside the U.S. were $8.0 billion, $8.5 billion and $8.5 billion for fiscal 2015, 2014 and 2013, respectively. Long-lived assets outside the U.S. totaled $2.3 billion, $2.5 billion and $2.9 billion as of January 31, 2016, February 1, 2015 and February 2, 2014, respectively.
Quality Assurance. Our suppliers are obligated to ensure that their products comply with applicable international, federal, state and local laws. In addition, we have both quality assurance and engineering resources dedicated to establishing criteria and overseeing compliance with safety, quality and performance standards for our proprietary branded products. We also have a global Supplier Social and Environmental Responsibility Program designed to ensure that all suppliers adhere to the highest standards of social and environmental responsibility.
Environmentally-Friendly Products and Programs. The Home Depot is committed to sustainable business practices – from the environmental impact of our operations, to our sourcing activities, to our involvement within the communities in which we do business. We believe these efforts continue to be successful in creating value for our customers and shareholders. For example, we offer a growing selection of environmentally-preferred products, which supports sustainability and helps our customers save energy, water and money. Through our Eco Options® Program introduced in 2007, we have created product categories that allow customers to easily identify products that meet specifications for energy efficiency, water conservation, healthy home, clean air and sustainable forestry. As of the end of fiscal 2015, our Eco Options® Program included over 10,000 products. Through this program, we sell ENERGY STAR® certified appliances, LED light bulbs, tankless water heaters and other products that enable our customers to save on their utility bills. We estimate that in fiscal 2015 we helped customers save over $700 million in electricity costs through sales of ENERGY STAR® certified products and over $300 million in product costs through ENERGY STAR® rebate programs. We also estimate our customers saved over 70 billion gallons of water resulting in over $590 million in water bill savings in fiscal 2015 through the sales of our WaterSense®-labeled bath faucets, showerheads, aerators, toilets and irrigation controllers.
We continue to offer store recycling programs nationwide, such as an in-store compact fluorescent light ("CFL") bulb recycling program launched in 2008. This service is offered to customers free of charge and is available in all U.S. stores. We also maintain an in-store rechargeable battery recycling program. Launched in 2001 and currently done in partnership with Call2Recycle, this program is also available to customers free of charge in all stores throughout the U.S. Through these recycling programs, in fiscal 2015 we helped recycle over 680,000 pounds of CFL bulbs and over 930,000 pounds of rechargeable batteries collected from our customers. In fiscal 2015, we also recycled over 170,000 lead acid batteries collected from our customers under our lead acid battery exchange program, as well as over 200,000 tons of cardboard through a nationwide cardboard recycling program across our U.S. stores. We believe our Eco Options® Program and our recycling efforts drive sales, which in turn benefits our shareholders, in addition to our customers and the environment.

Interconnecting Retail. A typical The Home Depot store stocks approximately 30,000 to 40,000 products during the year, including both national brand name and proprietary items. To enhance our merchandising capabilities, we continued to make improvements to our information technology tools in fiscal 2015 to better understand our customers, provide more localized assortments to fit customer demand and optimize space to dedicate the right square footage to the right products in the right location. We also continued to use the resources of BlackLocus, Inc., a data analytics and pricing firm we acquired in fiscal 2012, to help us make focused merchandising decisions based on large, complex data sets.
Our online product offerings complement our stores by serving as an extended aisle, and we offer a significantly broader product assortment through our Home Depot, Home Decorators Collection and Blinds.com websites. We continue to enhance our websites and mobile experience by improving navigation and search functionalities to allow customers to more easily find and purchase an expanded array of products and provide our customers with flexibility and convenience for their purchases, for example, through our BOPIS, BOSS, BORIS and BODFS programs. In addition, we invest in content, such as videos, room scenes, buying guides and how-to information, and we routinely assess our online assortment to balance choice with curation so that we provide value to our customers. As a result of these efforts, in fiscal 2015 we enhanced the customer experience and saw increased traffic to our websites, improved online sales conversion rates, and a larger percentage of orders being picked up in our stores. For fiscal 2015, we had over 1.4 billion visits to our online properties; sales from our online channels increased over 25% compared to fiscal 2014; and over 40% of our online orders were picked up in a store.
Seasonality. Our business is subject to seasonal influences. Generally, our highest volume of sales occurs in our second fiscal quarter, and the lowest volume occurs either during our first or fourth fiscal quarter.
Competition. Our industry is highly competitive, with competition based primarily on customer service, price, store location and appearance, and quality, availability and assortment of merchandise. Although we are currently the world’s largest home improvement retailer, in each of the markets we serve there are a number of other home improvement stores, electrical, plumbing and building materials supply houses, and lumber yards. With respect to some products and services, we also compete with specialty design stores, showrooms, discount stores, local, regional and national hardware stores, paint stores, mail order firms, warehouse clubs, independent building supply stores, MRO companies and, to a lesser extent, other retailers, as well as with installers of home improvement products. In addition, we face growing competition from online and multichannel retailers, some of whom may have a lower cost structure than ours, as our customers increasingly use computers, tablets, smartphones and other mobile devices to shop online and compare prices and products.
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
Productivity and Efficiency Driven by Capital Allocation
We have advanced this initiative by building best-in-class competitive advantages in our information technology and supply chain to better ensure product availability to our customers while managing our costs, which results in higher returns for our shareholders. During fiscal 2015, we continued to focus on optimizing our supply chain network and improving our inventory, transportation and distribution productivity.
Logistics. Our supply chain operations are focused on creating a competitive advantage through ensuring product availability for our customers, effectively using our investment in inventory, and managing total supply chain costs. One of our principal 2015 initiatives has been to further optimize and efficiently operate our network by beginning initial work on a multi-year program called Supply Chain Synchronization, or "Project Sync".
Our distribution strategy is to provide the optimal flow path for a given product. Rapid Deployment Centers ("RDCs") play a key role in optimizing our network as they allow for aggregation of product needs for multiple stores to a single purchase order and then rapid allocation and deployment of inventory to individual stores upon arrival at the RDC. This results in a simplified ordering process and improved transportation and inventory management. We have 18 mechanized RDCs in the U.S. and two recently opened mechanized RDCs in Canada. Through Project Sync, which is being rolled out gradually to suppliers in several U.S. RDCs, we can significantly reduce our average lead time from supplier to shelf. Project Sync requires deep collaboration among our suppliers, transportation providers, RDCs and stores, as well as rigorous planning and information technology development to create an engineered flow schedule that shortens and stabilizes lead time, resulting in more predictable and consistent freight flow. As we continue to roll out Project Sync throughout our supply chain over the next several years, we plan to create an end-to-end solution that benefits all participants in our supply chain, from our suppliers to our transportation providers to our RDC and store associates to our customers.
Over the past several years, we have centralized our inventory planning and replenishment function and continuously improved our forecasting and replenishment technology. This has helped us improve our product availability and our inventory productivity at the same time. At the end of fiscal 2015, over 95% of our U.S. store products were ordered through central inventory management.
In addition to our RDCs, at the end of fiscal 2015, we operated 34 bulk distribution centers, which handle products distributed optimally on flat bed trucks, in the U.S. and Canada; 22 stocking distribution centers in the U.S., Canada and Mexico; and ten specialty distribution centers, which include offshore consolidation and return logistics centers, in the U.S. and Canada. We also utilize four U.S. transload facilities, operated by third parties near ocean ports, for our imported product. These facilities allow us to improve our import logistics costs and inventory management by postponing final inventory deployment decisions until product arrives at destination ports. We remain committed to leveraging our supply chain capabilities to fully utilize and optimize our improved logistics network.
Interconnecting Retail. To support our online growth, in fiscal 2015 we opened the third of our three new direct fulfillment centers ("DFCs"). We expect these facilities to enable us to reach 90% of our U.S. customers in two business days or less with parcel shipping, which provides our customers with a balance of cost efficiency and speed in shipping online orders. For non-parcel orders originating from our DFCs, we have fully implemented BOSS via RDC delivery to provide our customers with a less expensive store pick-up alternative. With our acquisition of Interline, we have also added more than 90 distribution points with fast delivery of a broad assortment of MRO products.
In addition to the distribution and fulfillment centers described above, we leverage our almost 2,000 U.S. stores as a network of convenient customer pick-up, return and delivery fulfillment locations. For customers who shop online and wish to pick-up or return merchandise at our U.S. stores, we have fully implemented our BOPIS, BOSS and BORIS programs, which we believe provide us with a competitive advantage. For customers who would like the option to have store-based orders delivered directly to their home or job site, we pick, pack and ship orders to customers from our stores. We will continue our roll out of BODFS during fiscal 2016, allowing online customers to select their preferred delivery date and time windows for store-based deliveries. Our supply chain and logistics strategies will continue to be focused on providing our customers high product availability with convenient and low cost fulfillment options.
Commitment to Sustainability and Environmentally Responsible Operations. The Home Depot focuses on sustainable operations and is committed to conducting business in an environmentally responsible manner. This commitment impacts all areas of our business, including energy usage, supply chain, store construction and maintenance, and, as noted above under "Environmentally-Friendly Products and Programs", product selection and recycling programs for our customers.
In our 2015 Sustainability Report, available on our corporate website under "Corporate Responsibility > THD and the Environment", we reported that we had significantly surpassed our energy and carbon reduction goals set in 2010 and announced two new sustainability goals for 2020. Our 2010 goals were to reduce our kilowatt hours (kWh) per square foot in our U.S. stores by 20% over 2004 levels and to reduce our supply chain carbon emissions by 20% over 2010 levels by 2015. We estimate that we have reduced those levels by over 30% and over 35%, respectively, as of the end of fiscal 2015. From 2014 to 2015 alone, we reduced our kWh per square foot by approximately 3.6%. Our new 2020 sustainability commitments are to reduce our U.S. stores’ energy use by 20% over 2010 levels and to produce and procure, on an annual basis, 135 megawatts of energy for our stores through renewable or alternate energy sources, such as wind, solar and fuel cell technology. We are committed to implementing strict operational standards that establish energy efficient operations in all of our U.S. facilities and continuing to invest in renewable energy. Our 2015 Sustainability Report also uses the Global Reporting Initiative (GRI) framework for sustainability reporting.
Additionally, we implemented a rainwater reclamation project in our stores in 2010. As of the end of fiscal 2015, 145 of our stores used reclamation tanks to collect rainwater and condensation from HVAC units and garden center roofs, which is in turn used to water plants in our outside garden centers. We estimate our annual water savings from these units to be approximately 500,000 gallons per store for total water savings of over 68 million gallons in fiscal 2015.
Our commitment to corporate sustainability has resulted in a number of environmental awards and recognitions. In 2015, we received three significant awards from the U.S. Environmental Protection Agency ("EPA"). The ENERGY STAR® division named us "Retail Partner of the Year – Sustained Excellence" for our overall excellence in energy efficiency, and we received the 2015 WaterSense® Sustained Excellence Award for our overall excellence in water efficiency. We also received the EPA’s

"SmartWay Excellence Award", which recognizes The Home Depot as an industry leader in freight supply chain environmental performance and energy efficiency. We also participate in the CDP (formerly known as the Carbon Disclosure Project) reporting process. CDP is an independent, international, not-for-profit organization providing a global system for companies and cities to measure, disclose, manage and share environmental information. In 2015, we scored 99 out of 100 from the CDP for our disclosure, placing us among the highest scoring companies in the Index and near the top of our sector. We also were named as an industry leader by the CDP and received a performance band ranking of A- (out of a range from A to E), reflecting a high level of action on climate change mitigation, adaptation and transparency.
We are strongly committed to maintaining a safe shopping and working environment for our customers and associates and protecting the environment of the communities in which we do business. Our Environmental, Health & Safety ("EH&S") function is dedicated to ensuring the health and safety of our customers and associates, with trained associates who evaluate, develop, implement and enforce policies, processes and programs on a Company-wide basis. Our EH&S policies are woven into our everyday operations and are part of The Home Depot culture. Some common program elements include: daily store inspection checklists (by department); routine follow-up audits from our store-based safety team members and regional, district and store operations field teams; equipment enhancements and preventative maintenance programs to promote physical safety; departmental merchandising safety standards; training and education programs for all associates, with varying degrees of training provided based on an associate’s role and responsibilities; and awareness, communication and recognition programs designed to drive operational awareness and understanding of EH&S issues.
Returning Value to Shareholders. As noted above, we drive productivity and efficiency through our capital allocation decisions, with a focus on expense control. This discipline drove higher returns on invested capital and allowed us to return value to shareholders through $7.0 billion in share repurchases and $3.0 billion in dividends in fiscal 2015, as discussed in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations".
Data Breach
In the third quarter of fiscal 2014, we confirmed that our payment data systems were breached, which impacted customers who used payment cards at our U.S. and Canadian stores (the "Data Breach"). For a description of matters related to the Data Breach, see Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Note 13 to the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data".

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
We operate in markets that are highly competitive. We compete principally based on customer service, price, store location and appearance, and quality, availability and assortment of merchandise. In each market we serve, there are a number of other home improvement stores, electrical, plumbing and building materials supply houses and lumber yards. With respect to some products and services, we also compete with specialty design stores, showrooms, discount stores, local, regional and national hardware stores, paint stores, mail order firms, warehouse clubs, independent building supply stores, MRO companies and, to a lesser extent, other retailers, as well as with installers of home improvement products. In addition, we face growing competition from online and multichannel retailers, some of whom may have a lower cost structure than ours, as our customers increasingly use computers, tablets, smartphones and other mobile devices to shop online and compare prices and products in real time. Intense competitive pressures from one or more of our competitors or our inability to adapt effectively and quickly to a changing competitive landscape could affect our prices, our margins or demand for our products and services. If we are unable to timely and appropriately respond to these competitive pressures, including through maintenance of customer service and customer relationships to deliver a superior customer experience, our market share and our financial performance could be adversely affected.

We may not timely identify or effectively respond to consumer needs, expectations or trends, which could adversely affect our relationship with customers, our reputation, the demand for our products and services, and our market share.
The success of our business depends in part on our ability to identify and respond promptly to evolving trends in demographics; consumer preferences, expectations and needs; and unexpected weather conditions, while also managing appropriate inventory levels and maintaining an excellent customer experience. It is difficult to successfully predict the products and services our customers will demand. As the housing and home improvement market continues to recover, resulting changes in demand will put further pressure on our ability to meet customer needs and expectations and maintain high service levels. In addition, each of our primary customer groups – DIY, DIFM and Pro – have different needs and expectations, many of which evolve as the demographics in a particular customer group change. If we do not successfully differentiate the shopping experience to meet the individual needs and expectations of a customer group, we may lose market share with respect to those customers.
Customer expectations about the methods by which they purchase and receive products or services are also becoming more demanding. Customers are increasingly using technology and mobile devices to rapidly compare products and prices, determine real-time product availability and purchase products. Once products are purchased, customers are seeking alternate options for delivery of those products, and they often expect quick and low-cost delivery. We must continually anticipate and adapt to these changes in the purchasing process. We have implemented programs like BOSS, BOPIS and direct fulfillment, and are rolling out BODFS, but we cannot guarantee that these programs or others we may implement will be implemented successfully or will meet customers’ needs and expectations. Customers are also using social media to provide feedback and information about our Company and products and services in a manner that can be quickly and broadly disseminated. To the extent a customer has a negative experience and shares it over social media, it may impact our brand and reputation.
Further, we have an aging store base that requires maintenance and space reallocation initiatives to deliver the shopping environment that our customers desire. Failure to maintain our stores and utilize our store space effectively, to provide a compelling online presence, to timely identify or respond to changing consumer preferences, expectations and home improvement needs and to differentiate the customer experience for our three primary customer groups could adversely affect our relationship with customers, our reputation, the demand for our products and services, and our market share.
Our success depends upon our ability to attract, develop and retain highly qualified associates while also controlling our labor costs.
Our customers expect a high level of customer service and product knowledge from our associates. To meet the needs and expectations of our customers, we must attract, develop and retain a large number of highly qualified associates while at the same time controlling labor costs. Our ability to control labor costs is subject to numerous external factors, including prevailing wage rates and health and other insurance costs, as well as the impact of legislation or regulations governing labor relations, minimum wage, or healthcare benefits. An inability to provide wages and/or benefits that are competitive within the markets in which we operate could adversely affect our ability to retain and attract employees. In addition, we compete with other retail businesses for many of our associates in hourly positions, and we invest significant resources in training and motivating them to maintain a high level of job satisfaction. These positions have historically had high turnover rates, which can lead to increased training and retention costs, particularly if the economy continues to improve and employment opportunities increase. There is no assurance that we will be able to attract or retain highly qualified associates in the future.
We have incurred losses related to our Data Breach, and we are still in the process of determining the full impact of related government investigations and civil litigation on our results of operations, which could have an adverse impact on our operations, financial results and reputation.
The Data Breach involved the theft of certain payment card information and customer email addresses through unauthorized access to our systems. Since the Data Breach occurred, we have recorded $161 million of pretax expenses, net of expected insurance recoveries, in connection with the Data Breach, as described in more detail in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operation" and Note 13 to the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data". We are facing putative class actions filed in the U.S. and Canada and a consolidated shareholder derivative action brought by two purported shareholders in the U.S., and other claims have been and may be asserted on behalf of customers, payment card issuing banks, shareholders, or others seeking damages or other related relief, allegedly arising out of the Data Breach. We are also facing investigations by a number of state and federal agencies. These claims and investigations may adversely affect how we operate our business, divert the attention of management from the operation of the business, have an adverse effect on our reputation, and result in additional costs and fines. In addition, the governmental agencies investigating the Data Breach may seek to impose injunctive relief, which could materially increase our data security costs, adversely impact how we operate our systems and collect and use customer information, and put us at a competitive disadvantage with other retailers.
If our efforts to maintain the privacy and security of customer, associate, supplier and Company information are not successful, we could incur substantial additional costs and reputational damage, and could become subject to further litigation and enforcement actions.
Our business, like that of most retailers, involves the receipt, storage and transmission of customers’ personal information, consumer preferences and payment card information, as well as confidential information about our associates, our suppliers and our Company, some of which is entrusted to third-party service providers and vendors. We also work with third-party service providers and vendors that provide technology, systems and services that we use in connection with the receipt, storage and transmission of this information. Our information systems, and those of our third-party service providers and vendors, are vulnerable to an increasing threat of continually evolving cybersecurity risks. Unauthorized parties may attempt to gain access to these systems or our information through fraud or other means of deceiving our associates, third-party service providers or vendors. Hardware, software or applications we develop or obtain from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are also constantly changing and evolving and may be difficult to anticipate or detect for long periods of time. We have implemented and regularly review and update processes and procedures to protect against unauthorized access to or use of secured data and to prevent data loss. However, the ever-evolving threats mean we and our third-party service providers and vendors must continually evaluate and adapt our respective systems and processes, and there is no guarantee that they will be adequate to safeguard against all data security breaches or misuses of data. Any future significant compromise or breach of our data security, whether external or internal, or misuse of customer, associate, supplier or Company data, could result in additional significant costs, lost sales, fines, lawsuits, and damage to our reputation. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs.
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
Uncertainty regarding the housing market, economic conditions and other factors beyond our control could adversely affect demand for our products and services, our costs of doing business and our financial performance.
Our financial performance depends significantly on the stability of the housing, residential construction and home improvement markets, as well as general economic conditions, including changes in gross domestic product. Adverse conditions in or uncertainty about these markets or the economy could adversely impact our customers’ confidence or financial condition, causing them to determine not to purchase home improvement products and services or delay purchasing or payment for those products and services. Other factors beyond our control – including high levels of unemployment and foreclosures; interest rate fluctuations; fuel and other energy costs; labor and healthcare costs; the availability of financing; the state of the credit markets, including mortgages, home equity loans and consumer credit; weather; natural disasters and other conditions beyond our control – could further adversely affect demand for our products and services, our costs of doing business and our financial performance.
A failure of a key information technology system or process could adversely affect our business.
We rely extensively on information technology systems, some of which are managed or provided by third-party service providers, to analyze, process, store, manage and protect transactions and data. We also rely heavily on the integrity of, security of and consistent access to this data in managing our business. For these systems and processes to operate effectively, we or our service providers must periodically maintain and update them. Our systems and the third-party systems on which we rely are subject to damage or interruption from a number of causes, including power outages; computer and telecommunications failures; computer viruses; security breaches; cyber-attacks; catastrophic events such as fires, floods, earthquakes, tornadoes, or hurricanes; acts of war or terrorism; and design or usage errors by our associates, contractors or third-party service providers. Although we and our third-party service providers seek to maintain our respective systems effectively and to successfully address the risk of compromise of the integrity, security and consistent operations of these systems, we may not be successful in doing so. As a result, we or our service providers could experience errors, interruptions, delays or cessations of service in key portions of our information technology infrastructure, which could significantly disrupt our operations and be costly, time consuming and resource-intensive to remedy.
Disruptions in our customer-facing technology systems could impair our interconnected retail strategy and give rise to negative customer experiences.
Through our information technology developments, we are able to provide an improved overall shopping and multichannel experience that empowers our customers to shop and interact with us from computers, tablets, smartphones and other mobile devices. We use our website both as a sales channel for our products and also as a method of providing product, project and other relevant information to our customers to drive both in-store and online sales. We have multiple online communities and knowledge centers that allow us to inform, assist and interact with our customers. Multichannel retailing is continually evolving and expanding, and we must effectively respond to changing customer expectations and new developments. For example, to improve our special order process we are currently rolling out COM, our new Customer Order Management system, which our customers will be able to access online, and we continually seek to enhance all of our online properties to provide an attractive user-friendly interface for our customers. Disruptions, failures or other performance issues with these customer-facing technology systems could impair the benefits that they provide to our online and in-store business and negatively affect our relationship with our customers.
If we fail to identify and develop relationships with a sufficient number of qualified suppliers, or if our suppliers experience financial difficulties or other challenges, our ability to timely and efficiently access products that meet our high standards for quality could be adversely affected.
We buy our products from suppliers located throughout the world. Our ability to continue to identify and develop relationships with qualified suppliers who can satisfy our high standards for quality and responsible sourcing, as well as our need to access products in a timely and efficient manner, is a significant challenge. Our ability to access products from our suppliers can be adversely affected by political instability, military conflict, the financial instability of suppliers (particularly in light of continuing economic difficulties in various regions of the world), suppliers’ noncompliance with applicable laws, trade restrictions, tariffs, currency exchange rates, any disruptions in our suppliers’ logistics or supply chain networks, and other factors beyond our or our suppliers’ control.
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
We have made, and we plan to continue to make, significant investments in our supply chain and technology. These initiatives, such as Project Sync and COM, are designed to streamline our operations to allow our associates to continue to provide high-quality service to our customers, while simplifying customer interaction and providing our customers with a more interconnected retail experience. The cost and potential problems and interruptions associated with the implementation of these initiatives, including those associated with managing third-party service providers and employing new web-based tools and services, could disrupt or reduce the efficiency of our operations in the near term and lead to product availability issues. In addition, our improved supply chain and new or upgraded technology might not provide the anticipated benefits, it might take longer than expected to realize the anticipated benefits, or the initiatives might fail altogether, each of which could adversely impact our competitive position and our financial condition, results of operations or cash flows.
If we are unable to effectively manage and expand our alliances and relationships with selected suppliers of both brand name and proprietary products, we may be unable to effectively execute our strategy to differentiate ourselves from our competitors.
As part of our focus on product differentiation, we have formed strategic alliances and exclusive relationships with selected suppliers to market products under a variety of well-recognized brand names. We have also developed relationships with selected suppliers to allow us to market proprietary products that are comparable to national brands. Our proprietary products differentiate us from other retailers, generally carry higher margins than national brand products, and represent a growing portion of our business. If we are unable to manage and expand these alliances and relationships or identify alternative sources for comparable brand name and proprietary products, we may not be able to effectively execute product differentiation, which may impact our sales and gross margin results.
Our proprietary products subject us to certain increased risks.
As we expand our proprietary product offerings, we may become subject to increased risks due to our greater role in the design, manufacture, marketing and sale of those products. The risks include greater responsibility to administer and comply with applicable regulatory requirements, increased potential product liability and product recall exposure and increased potential reputational risks related to the responsible sourcing of those products. To effectively execute on our product differentiation strategy, we must also be able to successfully protect our proprietary rights and successfully navigate and avoid claims related to the proprietary rights of third parties. In addition, an increase in sales of our proprietary products may adversely affect sales of our vendors’ products, which, in turn, could adversely affect our relationships with certain of our vendors. Any failure to appropriately address some or all of these risks could damage our reputation and have an adverse effect on our business, results of operations and financial condition.
We may be unsuccessful in implementing our growth strategy, which includes the integration of Interline to expand our business with professional customers and in the MRO market, which could have an adverse impact on our financial condition and results of operation.
In fiscal 2015, we completed the acquisition of Interline, which we believe will enhance our ability to serve our professional customers and increase our share of the MRO market. Our goal is to serve all of our different Pro customer groups through one integrated approach to drive growth and capture market share in the retail, services and MRO markets, and this strategy depends, in part, on the successful integration of Interline. As with any acquisition, we need to successfully integrate the target company’s products, services, associates and systems into our business operations. Integration can be a complex and time-consuming process, and if the integration is not fully successful or is delayed for a material period of time, we may not achieve the anticipated synergies or benefits of the acquisition. An inability to realize the full extent of the anticipated synergies or benefits of the Interline acquisition could have an adverse effect on our financial condition or results of operation. Furthermore, even if Interline is successfully integrated, the acquisition may fail to further our business strategy as anticipated, expose us to increased competition or challenges with respect to our products or services, and expose us to additional liabilities associated with the Interline business.
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
We are subject to various federal, state and local laws and regulations that govern numerous aspects of our business. Recently, there have been a large number of legislative and regulatory initiatives and reforms, as well as expanded enforcement of existing laws and regulations by federal, state and local agencies. Changes in, expanded enforcement of, or adoption of new federal, state or local laws and regulations governing minimum wage or living wage requirements; other wage, labor or workplace regulations; cybersecurity and data privacy; the sale of some of our products; transportation; logistics; supply chain transparency; taxes; energy costs or environmental matters could increase our costs of doing business or impact our operations. In addition, recent healthcare reform legislation could adversely impact our labor costs and our ability to negotiate favorable terms under our benefit plans for our associates.
If we cannot successfully manage the unique challenges presented by international markets, we may not be successful in our international operations and our sales and profit margins may be impacted.
Our ability to successfully conduct retail operations in, and source products and materials from, international markets is affected by many of the same risks we face in our U.S. operations, as well as unique costs and difficulties of managing international operations. Our international operations, including any expansion in international markets, may be adversely affected by local laws and customs, U.S. laws applicable to foreign operations and other legal and regulatory constraints, as well as political and economic conditions. Risks inherent in international operations also include, among others, potential adverse tax consequences, greater difficulty in enforcing intellectual property rights, risks associated with the Foreign Corrupt Practices Act and local anti-bribery law compliance, and challenges in our ability to identify and gain access to local suppliers. In addition, our operations in international markets create risk due to foreign currency exchange rates and fluctuations in those rates, which may adversely impact our sales and profit margins.
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
We are involved in a number of legal and regulatory proceedings, and while we cannot predict the outcomes of those proceedings and other contingencies with certainty, some of these outcomes may adversely affect our operations or increase our costs.
In addition to the matters discussed above with respect to the Data Breach, we are involved in a number of legal proceedings and regulatory matters, including government inquiries and investigations, and consumer, employment, tort and other litigation that arise from time to time in the ordinary course of business. Litigation is inherently unpredictable, and the outcome of some of these proceedings and other contingencies could require us to take or refrain from taking actions which could adversely affect our operations or could result in excessive adverse verdicts. Additionally, involvement in these lawsuits, investigations and inquiries, and other proceedings may involve significant expense, divert management’s attention and resources from other matters, and impact the reputation of the Company.

Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties.
The following tables show locations of the 1,977 The Home Depot stores located in the U.S. and its territories and the 297 The Home Depot stores outside the U.S. at the end of fiscal 2015:

U.S. Locations	Number of Stores	U.S. Locations	Number of Stores
Alabama	28	Montana	6
Alaska	7	Nebraska	8
Arizona	56	Nevada	21
Arkansas	14	New Hampshire	20
California	232	New Jersey	67
Colorado	46	New Mexico	13
Connecticut	29	New York	100
Delaware	9	North Carolina	40
District of Columbia	1	North Dakota	2
Florida	152	Ohio	70
Georgia	90	Oklahoma	16
Guam	1	Oregon	27
Hawaii	7	Pennsylvania	70
Idaho	11	Puerto Rico	9
Illinois	76	Rhode Island	8
Indiana	24	South Carolina	25
Iowa	10	South Dakota	1
Kansas	16	Tennessee	39
Kentucky	14	Texas	178
Louisiana	27	Utah	22
Maine	11	Vermont	3
Maryland	41	Virgin Islands	2
Massachusetts	45	Virginia	49
Michigan	70	Washington	45
Minnesota	33	West Virginia	6
Mississippi	14	Wisconsin	27
Missouri	34	Wyoming	5
		Total U.S.	1,977

International Locations	Number of Stores	International Locations	Number of Stores
Canada:		Mexico:
Alberta	27	Aguascalientes	1
British Columbia	26	Baja California Norte	5
Manitoba	6	Baja California Sur	2
New Brunswick	3	Campeche	1
Newfoundland	1	Chiapas	2
Nova Scotia	4	Chihuahua	5
Ontario	88	Coahuila	5
Prince Edward Island	1	Colima	2
Quebec	22	Distrito Federal	8
Saskatchewan	4	Durango	1
Total Canada	182	Guanajuato	4
		Guerrero	2
		Hidalgo	1
		Jalisco	7
		Michoacán	4
		Morelos	2
		Nayarit	1
		Nuevo León	10
		Oaxaca	1
		Puebla	5
		Queretaro	3
		Quintana Roo	3
		San Luis Potosi	1
		Sinaloa	4
		Sonora	4
		State of Mexico	17
		Tabasco	1
		Tamaulipas	5
		Tlaxcala	1
		Veracruz	5
		Yucatan	1
		Zacatecas	1
		Total Mexico	115
During fiscal 2015, we opened four new The Home Depot stores in Mexico. We also opened one new store in Canada.
Of our 2,274 stores operating at the end of fiscal 2015, approximately 90% were owned (including those owned subject to a ground lease), consisting of approximately 212.5 million square feet, and approximately 10% of such stores were leased, consisting of approximately 24.8 million square feet.
At the end of fiscal 2015, we operated 263 warehouses and distribution centers located in 43 states or provinces, consisting of approximately 52.5 million square feet, of which approximately 1.5 million is owned and approximately 51.0 million is leased.
Our executive, corporate staff, divisional staff and financial offices occupy approximately 2.3 million square feet of leased and owned space in Atlanta, Georgia. At the end of fiscal 2015, including the offices in Atlanta, we occupied an aggregate of approximately 3.9 million square feet, of which approximately 2.4 million is owned and approximately 1.5 million is leased, for store support centers and customer support centers.

Item 3. Legal Proceedings.
For a description of the litigation and government inquiries related to the Data Breach, see Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Note 13 to the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data", which description is incorporated herein by reference.
We are reporting the following proceedings to comply with SEC regulations, which require us to disclose certain information about proceedings arising under federal, state or local environmental provisions if we reasonably believe that such proceedings may result in monetary sanctions of $100,000 or more.
As previously reported, in November 2013, the Company received subpoenas from the District Attorney of Alameda County, California, working with various District Attorneys and the California Attorney General’s office (collectively, the "District Attorneys"), seeking documents and information relating to the Company’s disposal of hazardous waste at its California facilities. The District Attorneys are currently seeking monetary penalties and certain changes to our operations with respect to the disposal of hazardous waste in California. The Company is cooperating with the District Attorneys in their investigation. Although the Company cannot predict the outcome of this proceeding, it does not expect the outcome to have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Since April 19, 1984, our common stock has been listed on the New York Stock Exchange, trading under the symbol "HD". The Company paid its first cash dividend on June 22, 1987 and has paid cash dividends during each subsequent quarter. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors.
The table below sets forth the high and low closing sales prices of our common stock on the New York Stock Exchange and the quarterly cash dividends declared per share of common stock for the periods indicated.

	Price Range		Cash Dividends Declared
	High	Low
Fiscal Year 2015
First Quarter Ended May 3, 2015	$117.49	$104.43	$0.59
Second Quarter Ended August 2, 2015	$117.03	$108.06	$0.59
Third Quarter Ended November 1, 2015	$125.01	$110.97	$0.59
Fourth Quarter Ended January 31, 2016	$134.74	$116.46	$0.69
Fiscal Year 2014
First Quarter Ended May 4, 2014	$82.91	$74.97	$0.47
Second Quarter Ended August 3, 2014	$82.05	$76.24	$0.47
Third Quarter Ended November 2, 2014	$97.52	$80.03	$0.47
Fourth Quarter Ended February 1, 2015	$107.62	$95.78	$0.59

As of March 4, 2016, there were approximately 126,000 holders of record of our common stock and approximately 1,477,000 additional "street name" holders whose shares are held of record by banks, brokers and other financial institutions.

Stock Performance Graph
The graph and table below present the Company’s cumulative total shareholder returns relative to the performance of the Standard & Poor’s 500 Composite Stock Index and the Standard & Poor’s Retail Composite Index for the five fiscal year period commencing January 28, 2011, the last trading day of fiscal 2010, and ending January 29, 2016, the last trading day of fiscal 2015. The graph assumes $100 invested at the closing price of the Company’s common stock on the New York Stock Exchange and each index on January 28, 2011 and assumes that all dividends were reinvested on the date paid. The points on the graph represent fiscal year-end amounts based on the last trading day in each fiscal year.

	January 28, 2011	January 27, 2012	February 1, 2013	January 31, 2014	January 30, 2015	January 29, 2016
The Home Depot	$100.00	$125.83	$192.86	$224.85	$312.16	$383.58
S&P 500 Index	$100.00	$105.33	$123.87	$148.53	$169.64	$168.50
S&P Retail Composite Index	$100.00	$113.61	$144.66	$181.22	$217.64	$254.19

Issuer Purchases of Equity Securities
Since the inception of the Company’s initial share repurchase program in fiscal 2002 through the end of fiscal 2015, the Company has repurchased shares of its common stock having a value of approximately $60.1 billion. The number and average price of shares purchased in each fiscal month of the fourth quarter of fiscal 2015 are set forth in the table below:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
Nov. 2, 2015 – Nov. 29, 2015(3)	3,129,016	$128.19	3,109,176	$12,715,611,981
Nov. 30, 2015 – Dec. 27, 2015(4)	11,350,044	$131.14	11,348,095	$11,000,000,017
Dec. 28, 2015 – Jan. 31, 2016(4)	1,742,407	$130.65	1,740,383	$11,000,000,017
	16,221,467	$130.52	16,197,654
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

(2)	In February 2015, the Board of Directors authorized an $18.0 billion share repurchase program that replaced the previous authorization. The program does not have a prescribed expiration date.

(3)
In the third quarter of fiscal 2015, the Company paid $1.375 billion under an Accelerated Share Repurchase ("ASR") agreement and received an initial delivery of 10.1 million shares. The transaction was completed in the fourth quarter of fiscal 2015, at which time the Company received 1.3 million additional shares to settle the agreement. The Average Price Paid Per Share was calculated with reference to the volume weighted average price per share of the Company’s common stock over the term of the agreement, less a negotiated discount. See Note 7 to the Consolidated Financial Statements included in this report.

(4)
In the fourth quarter of fiscal 2015, the Company paid $1.5 billion under an ASR agreement and received an initial delivery of 9.7 million shares. The transaction was completed in the fourth quarter of fiscal 2015, with the Company receiving 1.7 million additional shares to settle the agreement. The Average Price Paid Per Share was calculated with reference to the volume weighted average price per share of the Company’s common stock over the term of the agreement, less a negotiated discount. See Note 7 to the Consolidated Financial Statements included in this report.

Sales of Unregistered Securities
During the fourth quarter of fiscal 2015, the Company issued 380 deferred stock units under The Home Depot, Inc. Non-Employee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act") and Rule 506 of the SEC’s Regulation D thereunder. The deferred stock units were credited to the accounts of those non-employee directors who elected to receive all or a portion of board retainers in the form of deferred stock units instead of cash during the fourth quarter of fiscal 2015. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.
During the fourth quarter of fiscal 2015, the Company credited 17,731 deferred stock units to participant accounts under The Home Depot FutureBuilder Restoration Plan pursuant to an exemption from the registration requirements of the Securities Act for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.

Item 6. Selected Financial Data.
The information required by this item is incorporated by reference to page F-1 of this report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Executive Summary and Selected Consolidated Statements of Earnings Data
Net Sales increased 6.4% to $88.5 billion for the fiscal year ended January 31, 2016 ("fiscal 2015") from $83.2 billion for the fiscal year ended February 1, 2015 ("fiscal 2014"). Our total comparable store sales increased 5.6% in fiscal 2015, driven by a 4.0% increase in our comparable store customer transactions and a 1.6% increase in our comparable store average ticket. Comparable store sales for our U.S. stores increased 7.1% in fiscal 2015.
For fiscal 2015, we reported Net Earnings of $7.0 billion and Diluted Earnings per Share of $5.46 compared to Net Earnings of $6.3 billion and Diluted Earnings per Share of $4.71 for fiscal 2014.
The results for fiscal 2015 and 2014 included $128 million and $33 million, respectively, of pretax net expenses related to the Data Breach that we discovered in the third quarter of fiscal 2014. These charges resulted in decreases of $0.06 and $0.02 to Diluted Earnings per Share for fiscal 2015 and 2014, respectively.
The results for fiscal 2015 and 2014 also included a $144 million and a $323 million pretax gain, respectively, related to the sales of our remaining equity ownership in HD Supply Holdings, Inc. ("HD Supply"). These gains contributed $0.07 and $0.15 to Diluted Earnings per Share for fiscal 2015 and 2014, respectively.
During the first quarter of fiscal 2015, we changed our accounting policy for shipping and handling costs from our stores, locations or distribution centers to customers and for online fulfillment center costs. Under the new accounting policy, these costs are included in Cost of Sales, whereas they were previously included in Operating Expenses. The Consolidated Statements of Earnings for fiscal 2014 and 2013 have been reclassified to reflect this change in accounting policy. The impact of this reclassification was an increase of $565 million and $475 million to Cost of Sales for fiscal 2014 and 2013, respectively, and a corresponding decrease to Operating Expenses in the same periods. This reclassification had no impact on Net Sales, Operating Income, Net Earnings or Earnings per Share.
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
Litigation, Claims and Government Investigations
In the second quarter of fiscal 2015, the payment card networks made claims against us for costs that they assert they or their issuing banks incurred in connection with the Data Breach, including incremental counterfeit fraud losses and non-ordinary course operating expenses (such as card reissuance costs), and we recorded an accrual for estimated probable losses we expected to incur in connection with those claims. In the third and fourth quarters of fiscal 2015, we entered into settlement agreements with American Express, Discover, MasterCard and Visa with respect to their claims.
In addition, at least 57 putative class actions have been filed in courts in the U.S. and Canada allegedly arising from the Data Breach. The U.S. class actions have been consolidated for pre-trial proceedings in the United States District Court for the Northern District of Georgia (the "District Court"). That court ordered that the individual class actions be administratively closed in favor of the filing of consolidated class action complaints on behalf of customers and financial institutions allegedly harmed by the Data Breach. In the third quarter of fiscal 2015, we recorded an accrual for estimated probable losses that we expect to incur in connection with the U.S. customer class actions. In the fourth quarter of fiscal 2015, we agreed in principle to settlement terms that, upon the approval of the District Court, will resolve and dismiss the claims asserted in the U.S. customer class actions.
The accruals for estimated probable losses in connection with the payment card networks’ claims and the U.S. customer class actions are based on currently available information associated with those matters. These estimates may change as new information becomes available or circumstances change.
Other claims have been and may be asserted against us on behalf of customers, payment card issuing banks, shareholders or others seeking damages or other related relief allegedly arising from the Data Breach. In the third quarter of fiscal 2015, two purported shareholder derivative actions were filed in the District Court against certain present and former members of our

Board of Directors and executive officers. We were also named as a nominal defendant in both suits, which together assert claims for breaches of fiduciary duty, waste of corporate assets and violations of the Securities Exchange Act of 1934. In the first quarter of fiscal 2016, the two actions were consolidated into a single derivative complaint. The complaint seeks unspecified damages, equitable relief to reform our corporate governance structure, restitution, disgorgement of profits, benefits and other compensation obtained by the defendants, and reasonable costs and expenses. In addition, several state and federal agencies, including State Attorneys General, are investigating events related to the Data Breach, including how it occurred, its consequences and our responses. We are cooperating in the governmental investigations, and we may be subject to fines or other obligations. While a loss from these matters, including the Canadian class actions and the U.S. financial institution class actions, is reasonably possible, we are not able to estimate the costs, or range of costs, related to these matters because the proceedings remain in the early stages, alleged damages have not been specified, there is uncertainty as to the likelihood of a class or classes being certified or the ultimate size of any class if certified, and there are significant factual and legal issues to be resolved. We have not concluded that a loss from these matters is probable; therefore, we have not recorded an accrual for litigation, claims and governmental investigations related to these matters in fiscal 2015. We will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. We believe that the ultimate amount paid on these actions, claims and investigations could have an adverse effect on our consolidated financial condition, results of operations or cash flows in future periods.
Expenses Incurred and Amounts Accrued
In fiscal 2015, we recorded $198 million of pretax gross expenses related to the Data Breach, partially offset by $70 million of expected insurance proceeds, for pretax net expenses of $128 million. Since the Data Breach occurred, we have recorded $261 million of pretax gross expenses related to the Data Breach, partially offset by $100 million of expected insurance proceeds, for pretax net expenses of $161 million. These expenses include costs to investigate the Data Breach; provide identity protection services, including credit monitoring, to impacted customers; increase call center staffing; and pay legal and other professional services, all of which were expensed as incurred. Expenses also include the accruals for estimated probable losses that we have incurred or expect to incur in connection with the claims made by the payment card networks and the U.S. customer class actions. These expenses are included in Selling, General and Administrative expenses ("SG&A") in the accompanying Consolidated Statements of Earnings.
Future Costs
We expect to incur additional legal and other professional services expenses associated with the Data Breach in future periods and will recognize these expenses as services are received. Costs related to the Data Breach that may be incurred in future periods may include additional liabilities to payment card networks and impacted customers; liabilities from current and future civil litigation, governmental investigations and enforcement proceedings; future expenses for legal, investigative and consulting fees; and incremental expenses and capital investments for remediation activities. We believe that the ultimate amount paid on these services and claims could have an adverse effect on our consolidated financial condition, results of operations or cash flows in future periods.
Insurance Coverage
We maintained $100 million of network security and privacy liability insurance coverage in fiscal 2014, above a $7.5 million deductible, to limit our exposure to losses such as those related to the Data Breach. As of January 31, 2016, we had received initial payments totaling $30 million of insurance reimbursements under the fiscal 2014 policy, and expect to receive additional payments. We maintained $100 million of network security and privacy liability insurance coverage in fiscal 2015, above a $10 million deductible, to limit our exposure to similar losses. In the first quarter of fiscal 2016, we entered into a new policy, with $100 million of network security and privacy liability insurance coverage, above a $10 million deductible, to limit our exposure to similar losses.
Key Initiatives
In fiscal 2015, we continued to focus on the following key initiatives:
Customer Experience – Our customer experience initiative is anchored on the principles of putting customers first and taking care of our associates. Our commitment to customer service remains strong, and in fiscal 2015, we re-trained our store associates on our Customer FIRST program. We have also taken a number of steps to enhance this initiative to provide our customers with a seamless and frictionless shopping experience in our stores, online, on the job site or in their homes. For example, in fiscal 2015 we utilized our second generation FIRST phones, our web-enabled handheld devices, to enhance customer service in our stores by allowing our associates to convert online sales in the aisle and expedite the checkout process for customers during peak traffic periods.

Product Authority – Our product authority initiative is facilitated by our merchandising transformation and portfolio strategy, which is focused on delivering product innovation, assortment and value. In fiscal 2015, we continued to introduce a wide range of innovative new products to our do-it-yourself, do-it-for-me and professional customers, while remaining focused on offering everyday values in our stores and online. We also continued to utilize our merchandising assortment planning and pricing tools to better understand customer preferences and to refine our product assortment in particular stores or geographic areas.
Productivity and Efficiency Driven by Capital Allocation – Our approach to driving productivity and efficiency is advanced through continuous operational improvement in the stores and our supply chain, disciplined capital allocation and building shareholder value through higher returns on invested capital and total value returned to shareholders in the form of dividends and share repurchases. One of our principal initiatives in fiscal 2015 has been to further optimize and efficiently operate our supply chain by beginning initial work on a multi-year program called Project Sync. Through Project Sync, which is being rolled out gradually to suppliers in several U.S. RDCs, we can significantly reduce our average lead time from supplier to shelf, reduce transportation expenses and improve inventory turns. As we continue to roll out Project Sync throughout our supply chain over the next several years, we plan to create an end-to-end solution that benefits all participants in our supply chain, from our suppliers to our transportation providers to our RDC and store associates to our customers.
We repurchased a total of 59 million shares of our common stock for $7.0 billion through ASR agreements and the open market during fiscal 2015. In addition, in February 2016, we announced a 17% increase in our quarterly cash dividend to $0.69 per share.
In fiscal 2015, we opened four new stores in Mexico and one new store in Canada, for a total store count of 2,274 at the end of fiscal 2015. As of the end of fiscal 2015, a total of 297 of our stores, or 13.1%, were located in Canada and Mexico.
In August 2015, we completed the acquisition of Interline for $1.7 billion. Interline is a leading national distributor and direct marketer of broad-line MRO products. We intend to leverage Interline’s capabilities and expertise in MRO products to expand our share of the MRO product market with our current customers as well as gain new customers currently served by Interline.
We generated $9.4 billion of cash flow from operations in fiscal 2015. This cash flow, along with $4.0 billion of long-term debt issued in fiscal 2015, was used to fund $7.0 billion of share repurchases, pay $3.0 billion of dividends, purchase Interline for $1.7 billion and fund $1.5 billion in capital expenditures.
Our inventory turnover ratio was 4.9 times at the end of fiscal 2015 compared to 4.7 times at the end of fiscal 2014. Our return on invested capital (computed on net operating profit after tax for the trailing twelve months and the average of beginning and ending long-term debt and equity) was 28.0% for fiscal 2015 compared to 24.9% for fiscal 2014.
Interconnecting Retail – Our focus on interconnecting retail is based on building a competitive and seamless platform across all commerce channels. In fiscal 2015, we continued the pilot of our new COM platform, which we expect to roll out to all U.S. stores by the end of fiscal 2016. We opened and began shipping products from our third new DFC located in Troy Township, Ohio in fiscal 2015. We expect this facility, along with our other two new DFCs in California and Georgia, to enable us to reach 90% of our U.S. customers in two business days or less with parcel shipping. We also began further interconnecting our distribution networks. For non-parcel orders originating from our DFCs, we have fully implemented BOSS via RDC delivery. In fiscal 2015, we began to roll out BODFS, which complements our existing interconnecting retail programs. We plan to complete the roll out of BODFS by the end of fiscal 2016.
Additionally, we improved our mobile experience, invested in our digital content and made other site improvements to enhance and simplify the online experience. As a result of these efforts, we increased traffic to our websites, improved our online sales conversion rates, and saw a larger percentage of orders being picked up in our stores. In fiscal 2015, over 40% of our online orders were picked up in our stores through our BOPIS and BOSS offerings. Sales from our online channels increased 25.4% for fiscal 2015 compared to fiscal 2014, and represented 5.3% of our total Net Sales for fiscal 2015.

We believe the selected sales data, the percentage relationship between Net Sales and major categories in the Consolidated Statements of Earnings and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations.

	% of Net Sales			% Increase (Decrease) In Dollar Amounts
	Fiscal Year(1)
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
NET SALES	100.0%	100.0%	100.0%	6.4%	5.5%
GROSS PROFIT	34.2	34.1	34.2	6.6	5.5
Operating Expenses:
Selling, General and Administrative	19.0	19.6	20.5	3.2	1.0
Depreciation and Amortization	1.9	2.0	2.1	3.0	0.8
Total Operating Expenses	20.9	21.5	22.5	3.2	1.0
OPERATING INCOME	13.3	12.6	11.6	12.5	14.2
Interest and Other (Income) Expense:
Interest and Investment Income	(0.2)	(0.4)	—	(50.7)	N/M
Interest Expense	1.0	1.0	0.9	10.7	16.7
Interest and Other, net	0.9	0.6	0.9	52.7	(29.5)
EARNINGS BEFORE PROVISION FOR INCOME TAXES	12.5	12.0	10.7	10.5	17.8
Provision for Income Taxes	4.5	4.4	3.9	10.5	17.8
NET EARNINGS	7.9%	7.6%	6.8%	10.5%	17.8%
SELECTED SALES DATA(2)
Number of Customer Transactions (in millions)	1,500.8	1,441.6	1,390.6	4.1%	3.7%
Average Ticket	$58.77	$57.87	$56.78	1.6%	1.9%
Sales per Square Foot	$370.55	$352.22	$334.35	5.2%	5.3%
Comparable Store Sales Increase (%)(3)	5.6%	5.3%	6.8%	N/A	N/A
Online Sales (% of Net Sales)(4)	5.3%	4.5%	3.5%	25.4%	36.9%
Note: Certain percentages may not sum to totals due to rounding.
—————

(1)	Fiscal years 2015, 2014 and 2013 refer to the fiscal years ended January 31, 2016, February 1, 2015 and February 2, 2014, respectively. Fiscal years 2015, 2014 and 2013 include 52 weeks.

(2)	Selected Sales Data does not include results for the Interline acquisition that was completed in the third quarter of fiscal 2015.

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

(4)
Consists of Net Sales generated online through our Home Depot, Home Decorators Collection and Blinds.com websites for products delivered to customer locations or picked up in stores through our BOPIS, BOSS and BODFS programs.

N/M – Not Meaningful
N/A – Not Applicable

Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this report.
Fiscal 2015 Compared to Fiscal 2014
Net Sales
Net Sales for fiscal 2015 increased 6.4% to $88.5 billion from $83.2 billion for fiscal 2014. The increase in Net Sales for fiscal 2015 reflects the impact of positive comparable store sales driven by increased customer transactions and average ticket growth, partially offset by pressure from the strengthening U.S. dollar. Total comparable store sales increased 5.6% for fiscal 2015.
The positive comparable store sales for fiscal 2015 reflect a number of factors, including the execution of our key initiatives, an improved U.S. home improvement market and broad-based growth across our stores. All of our departments posted positive comparable store sales for fiscal 2015. Comparable store sales for our Tools, Appliances, Plumbing, Décor, Lighting, Indoor Garden, Building Materials and Hardware product categories were above the Company average for fiscal 2015. Further, our comparable store customer transactions increased 4.0% for fiscal 2015 and comparable store average ticket increased 1.6% for fiscal 2015, due in part to strong sales in big ticket purchases such as appliances, roofing and several installation service categories, offset in part by the strength of the U.S. dollar.
Gross Profit
Gross Profit increased 6.6% to $30.3 billion for fiscal 2015 from $28.4 billion for fiscal 2014. Gross Profit as a percent of Net Sales, or gross profit margin, was 34.2% for fiscal 2015 compared to 34.1% for fiscal 2014, an increase of 6 basis points. The increase in gross profit margin for fiscal 2015 reflects benefits from our supply chain driven by lower fuel costs and increased productivity, partially offset by a change in the mix of products sold and the impact of Interline, which has a lower gross profit margin.
Operating Expenses
SG&A increased 3.2% to $16.8 billion for fiscal 2015 from $16.3 billion for fiscal 2014. SG&A for fiscal 2015 included $128 million of pretax net expenses related to the Data Breach compared to $33 million of pretax net expenses for fiscal 2014. As a percent of Net Sales, SG&A was 19.0% for fiscal 2015 compared to 19.6% for fiscal 2014. The decrease in SG&A as a percent of Net Sales for fiscal 2015 reflects strong expense controls and expense leverage resulting from the positive comparable store sales environment, partially offset by expenses related to the Data Breach.
Depreciation and Amortization increased 3.0% to $1.7 billion for fiscal 2015 from $1.6 billion for fiscal 2014. Depreciation and Amortization as a percent of Net Sales was 1.9% for fiscal 2015 compared to 2.0% for fiscal 2014. The decrease in Depreciation and Amortization as a percent of Net Sales for fiscal 2015 reflects expense leverage resulting from the positive comparable store sales environment.
Operating Income
Operating Income increased 12.5% to $11.8 billion for fiscal 2015 from $10.5 billion for fiscal 2014. Operating Income as a percent of Net Sales was 13.3% for fiscal 2015 compared to 12.6% for fiscal 2014.
Interest and Other, net
In fiscal 2015, we recognized $753 million of Interest and Other, net, compared to $493 million for fiscal 2014. Interest and Other, net, as a percent of Net Sales was 0.9% for fiscal 2015 compared to 0.6% for fiscal 2014. These results include a $144 million pretax gain in fiscal 2015 related to the sale of our remaining equity ownership in HD Supply compared to a pretax gain of $323 million in fiscal 2014 related to the sales of portions of our equity ownership in HD Supply. Interest and Other, net, for fiscal 2015 also reflects additional interest expense associated with $4.0 billion of long-term debt issued in fiscal 2015.
Provision for Income Taxes
Our combined effective income tax rate was 36.4% for both fiscal 2015 and 2014.

Diluted Earnings per Share
Diluted Earnings per Share were $5.46 for fiscal 2015 compared to $4.71 for fiscal 2014. Expenses related to the Data Breach had a negative impact of $0.06 to Diluted Earnings per Share for fiscal 2015 compared to a negative impact of $0.02 for fiscal 2014. The gains on the sales of our equity ownership in HD Supply contributed a benefit of $0.07 to Diluted Earnings per Share for fiscal 2015 compared to a benefit of $0.15 for fiscal 2014.
Fiscal 2014 Compared to Fiscal 2013
Net Sales
Net Sales for fiscal 2014 increased 5.5% to $83.2 billion from $78.8 billion for fiscal 2013. The increase in Net Sales for fiscal 2014 reflects the impact of positive comparable store sales driven by increased customer transactions and average ticket growth. Total comparable store sales increased 5.3% for fiscal 2014.
The positive comparable store sales for fiscal 2014 reflect a number of factors, including the execution of our key initiatives, continued strength in our maintenance and repair categories, and an improved U.S. home improvement market. All of our departments posted positive comparable store sales for fiscal 2014. Comparable store sales for our Tools, Appliances, Millwork, Décor, Plumbing, Lighting, Electrical and Hardware product categories were above or at the Company average for fiscal 2014. Further, our comparable store customer transactions increased 3.5% for fiscal 2014 and comparable store average ticket increased 1.8% for fiscal 2014, due in part to strong sales in big ticket purchases, such as appliances and water heaters, and sales growth in our services business.
Gross Profit
Gross Profit increased 5.5% to $28.4 billion for fiscal 2014 from $26.9 billion for fiscal 2013. Gross Profit as a percent of Net Sales, or gross profit margin, was 34.1% for fiscal 2014 compared to 34.2% for fiscal 2013, a decrease of 2 basis points. The decrease in gross profit margin for fiscal 2014 was driven primarily by higher shrink, partially offset by benefits from productivity in our supply chain.
Operating Expenses
SG&A increased 1.0% to $16.3 billion for fiscal 2014 from $16.1 billion for fiscal 2013. SG&A for fiscal 2014 included $33 million of pretax net expenses related to the Data Breach. As a percent of Net Sales, SG&A was 19.6% for fiscal 2014 compared to 20.5% for fiscal 2013. The decrease in SG&A as a percent of Net Sales for fiscal 2014 reflects expense leverage resulting from the positive comparable store sales environment and strong expense controls, partially offset by expenses related to the Data Breach.
Depreciation and Amortization was $1.6 billion for both fiscal 2014 and 2013. Depreciation and Amortization as a percent of Net Sales was 2.0% for fiscal 2014 compared to 2.1% for fiscal 2013. The decrease in Depreciation and Amortization as a percent of Net Sales for fiscal 2014 reflects expense leverage resulting from the positive comparable store sales environment.
Operating Income
Operating Income increased 14.2% to $10.5 billion for fiscal 2014 from $9.2 billion for fiscal 2013. Operating Income as a percent of Net Sales was 12.6% for fiscal 2014 compared to 11.6% for fiscal 2013.
Interest and Other, net
In fiscal 2014, we recognized $493 million of Interest and Other, net, compared to $699 million for fiscal 2013. Interest and Other, net, as a percent of Net Sales was 0.6% for fiscal 2014 compared to 0.9% for fiscal 2013. Interest and Other, net, for fiscal 2014 included a $323 million pretax gain related to the sales of portions of our equity ownership in HD Supply. This was partially offset by additional interest expense associated with $2.0 billion of long-term debt issued in June 2014.
Provision for Income Taxes
Our combined effective income tax rate was 36.4% for both fiscal 2014 and 2013.
Diluted Earnings per Share
Diluted Earnings per Share were $4.71 for fiscal 2014 compared to $3.76 for fiscal 2013. Diluted Earnings per Share for fiscal 2014 reflect $0.15 of benefit from the gain related to the sales of portions of our equity ownership in HD Supply and a negative impact of $0.02 for expenses incurred in connection with the Data Breach.

Liquidity and Capital Resources
Cash flow generated from operations provides us with a significant source of liquidity. For fiscal 2015, Net Cash Provided by Operating Activities was $9.4 billion compared to $8.2 billion for fiscal 2014. This increase was primarily due to a $664 million increase in Net Earnings resulting from higher comparable store sales and expense leverage and a $644 million increase in cash flows from Accounts Payable and Accrued Expenses related to increased purchases and the timing of payments, partially offset by a $422 million increase in Merchandise Inventories as a result of increased inventory purchases in support of increased sales.
Net Cash Used in Investing Activities for fiscal 2015 was $3.0 billion compared to $1.3 billion for fiscal 2014. This change was primarily due to $1.5 billion more in Payments for Businesses Acquired, net, related to the acquisition of Interline, and $179 million less in Proceeds from Sales of Investments in fiscal 2015 compared to fiscal 2014. The aggregate purchase price of Interline was $1.7 billion, of which a portion was used for the repayment of substantially all of Interline’s existing indebtedness. See Note 3 to the Consolidated Financial Statements included in this report.
Net Cash Used in Financing Activities for fiscal 2015 was $5.8 billion compared to $7.1 billion for fiscal 2014. This change was primarily the result of $2.0 billion more of net Proceeds from Long-Term Borrowings, partially offset by $501 million more in Cash Dividends Paid to Stockholders and $230 million less in Proceeds from Short-Term Borrowings, net, in fiscal 2015 compared to fiscal 2014.
In February 2015, our Board of Directors authorized an $18.0 billion share repurchase program that replaced the previous authorization. In fiscal 2015, we entered into ASR agreements with third-party financial institutions to repurchase $5.2 billion of our common stock. Under the agreements, we paid $5.2 billion to the financial institutions and received a total of 44 million shares in fiscal 2015. Also in fiscal 2015, we repurchased 15 million additional shares of our common stock for $1.8 billion through the open market. At January 31, 2016, $11.0 billion remained under our share repurchase authorization. See Note 7 to our Consolidated Financial Statements for further discussion of our ASR agreements.
Subsequent to the end of fiscal 2015, in February 2016 we issued $1.35 billion of 2.00% senior notes due April 1, 2021 (the "2021 notes") at a discount of $5 million, $1.3 billion of 3.00% senior notes due April 1, 2026 (the "2026 notes") at a discount of $8 million, and $350 million of 4.25% senior notes due April 1, 2046 (the "2046 notes") at a premium of $2 million (together, the "February 2016 issuance"). The 2046 notes form a single series with our $1.25 billion of 4.25% senior notes due April 1, 2046 that were issued in May 2015, and have the same terms. The aggregate principal amount outstanding of our senior notes due April 1, 2046 is $1.6 billion. Interest on the 2021 and 2026 notes is due semi-annually on April 1 and October 1 of each year, beginning October 1, 2016. Interest on the 2046 notes is due semi-annually on April 1 and October 1 of each year, beginning April 1, 2016, with interest accruing from October 1, 2015.
The net proceeds of the February 2016 issuance were used to repay our 5.40% senior notes due March 1, 2016 (the "2016 notes"). As a result, the 2016 notes are classified as Long-Term Debt in our accompanying Consolidated Balance Sheets. See Note 6 to our Consolidated Financial Statements included in this report.
In September 2015, we issued $500 million of floating rate senior notes due September 15, 2017 (the "2017 notes") and $1.0 billion of 3.35% senior notes due September 15, 2025 (the "2025 notes") at a discount of $1 million (together, the "September 2015 issuance"). The 2017 notes bear interest at a variable rate determined quarterly equal to the three-month LIBOR rate plus 37 basis points. Interest on the 2017 notes is due quarterly on March 15, June 15, September 15 and December 15 of each year, beginning December 15, 2015. Interest on the 2025 notes is due semi-annually on March 15 and September 15 of each year, beginning March 15, 2016. The net proceeds of the September 2015 issuance were used to fund the acquisition of Interline.
In May 2015, we issued $1.25 billion of 2.625% senior notes due June 1, 2022 (the "2022 notes") at a discount of $5 million and $1.25 billion of 4.25% senior notes due April 1, 2046 (the "existing 2046 notes") at a discount of $3 million (together, the "May 2015 issuance"). Interest on the 2022 notes is due semi-annually on June 1 and December 1 of each year, beginning December 1, 2015. Interest on the existing 2046 notes is due semi-annually on April 1 and October 1 of each year, beginning October 1, 2015. The net proceeds of the May 2015 issuance were used for general corporate purposes, including repurchases of shares of our common stock.
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
In fiscal 2015, we entered into forward starting interest rate swap agreements with a combined notional amount of $1.0 billion, accounted for as cash flow hedges, to hedge interest rate fluctuations in anticipation of issuing long-term debt to refinance the 2016 notes. At January 31, 2016, the approximate fair value of these agreements was a liability of $82 million, which is the estimated amount we would have paid to settle the agreements and is included in Other Long-Term Liabilities in the accompanying Consolidated Balance Sheets. In connection with the February 2016 issuance, we paid $89 million in February 2016 to settle the forward starting interest rate swap agreements we entered into in fiscal 2015.
In November 2013, we entered into an interest rate swap that expires on September 10, 2018, with a notional amount of $500 million, accounted for as a fair value hedge, that swaps fixed rate interest on our 2.25% senior notes due September 10, 2018 for variable interest equal to LIBOR plus 88 basis points. At January 31, 2016, the approximate fair value of this agreement was an asset of $9 million, which is the estimated amount we would have received to settle the agreement and is included in Other Assets in the accompanying Consolidated Balance Sheets.
Also in November 2013, we entered into an interest rate swap that expires on September 15, 2020, with a notional amount of $500 million, accounted for as a fair value hedge, that swaps fixed rate interest on our 3.95% senior notes due September 15, 2020 for variable interest equal to LIBOR plus 183 basis points. At January 31, 2016, the approximate fair value of this agreement was an asset of $25 million, which is the estimated amount we would have received to settle the agreement and is included in Other Assets in the accompanying Consolidated Balance Sheets.
At January 31, 2016, we had an outstanding interest rate swap that expired on March 1, 2016, with a notional amount of $500 million, accounted for as a fair value hedge, that swapped fixed rate interest on our 2016 notes for variable interest equal to LIBOR plus 300 basis points. At January 31, 2016, the approximate fair value of this agreement was an asset of $9 million, which is the estimated amount we would have received to settle the agreement and is included in Other Current Assets in the accompanying Consolidated Balance Sheets.
We have commercial paper programs that allow for borrowings up to $2.0 billion. All of our short-term borrowings in fiscal 2015 and 2014 were under these commercial paper programs. In connection with these programs, we have a back-up credit facility with a consortium of banks for borrowings up to $2.0 billion. In December 2014, we replaced our back-up credit facility, which was scheduled to expire in July 2017, with a new, substantially identical $2.0 billion credit facility. The new credit facility expires in December 2019 and contains various restrictive covenants. At January 31, 2016, we were in compliance with all of the covenants, and they are not expected to impact our liquidity or capital resources. At January 31, 2016 and February 1, 2015, there were $350 million and $290 million, respectively, of borrowings outstanding under the commercial paper programs. See Note 6 to our Consolidated Financial Statements for further discussion of our commercial paper programs and related credit facility.
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
As of January 31, 2016, we had $2.2 billion in Cash and Cash Equivalents. We believe that our current cash position, access to the long-term debt capital markets and cash flow generated from operations should be sufficient not only for our operating requirements but also to enable us to complete our capital expenditure programs and fund dividend payments, share repurchases and any required long-term debt payments through the next several fiscal years. In addition, we have funds available from our commercial paper programs and the ability to obtain alternative sources of financing.
Off-Balance Sheet Arrangements
In accordance with generally accepted accounting principles, operating leases for a portion of our real estate and other assets are not reflected in our Consolidated Balance Sheets.

Contractual Obligations
The following table summarizes our significant contractual obligations as of January 31, 2016 (amounts in millions):

	Payments Due by Fiscal Year
Contractual Obligations	Total	2016	2017-2018	2019-2020	Thereafter
Total Debt(1)	$20,601	$3,351	$1,650	$1,500	$14,100
Interest Payments on Debt(2)	14,030	851	1,544	1,467	10,168
Capital Lease Obligations(3)	1,489	122	231	236	900
Operating Leases	7,423	868	1,512	1,167	3,876
Purchase Obligations(4)	1,533	1,224	229	48	32
Unrecognized Tax Benefits(5)	175	175	—	—	—
Loss Contingencies(6)	—	—	—	—	—
Total	$45,251	$6,591	$5,166	$4,418	$29,076
 —————

(1)	Excludes present value of capital lease obligations, fair value of interest rate swaps and unamortized debt discounts.

(2)	Interest payments are at current interest rates including the impact of active interest rate swaps.

(3)	Includes $726 million of imputed interest.

(4)
Purchase obligations include all legally binding contracts such as firm commitments for inventory purchases, utility purchases, capital expenditures, software acquisitions and license commitments and legally binding service contracts. Purchase orders that are not binding agreements are excluded from the table above.

(5)	Excludes $514 million of noncurrent unrecognized tax benefits due to uncertainty regarding the timing of future cash payments.

(6)
Excludes estimated loss contingencies related to the Data Breach due to uncertainty regarding the timing of future cash payments. See Note 13 to the Consolidated Financial Statements included in this report.

Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk results primarily from fluctuations in interest rates. Interest rate swap agreements are used, at times, to manage our fixed/floating rate debt portfolio. At January 31, 2016, after giving consideration to our interest rate swap agreements, approximately 90% of our debt portfolio was comprised of fixed-rate debt and 10% was floating-rate debt. A 1.0 percentage point change in the interest costs of floating-rate debt would not have a material impact on our financial condition or results of operations.
As of January 31, 2016 we had, net of discounts, $20.2 billion of senior notes outstanding. The aggregate market value of these publicly traded senior notes as of January 31, 2016 was approximately $21.8 billion.
We are exposed to risks from foreign currency exchange rate fluctuations on the translation of our foreign operations into U.S. dollars and on the purchase of goods by these foreign operations that are not denominated in their local currencies. Revenues from these foreign operations accounted for approximately $8.0 billion and $8.5 billion of our revenue for fiscal 2015 and 2014, respectively. Our exposure to foreign currency rate fluctuations is not material to our financial condition or results of operations.
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
Merchandise Inventories
Our Merchandise Inventories are stated at the lower of cost (first-in, first-out) or market, with approximately 71% valued under the retail inventory method and the remainder under a cost method. Retailers like us, with many different types of merchandise at low unit cost and a large number of transactions, frequently use the retail inventory method. Under the retail inventory method, Merchandise Inventories are stated at cost, which is determined by applying a cost-to-retail ratio to the ending retail value of inventories. As our inventory retail value is adjusted regularly to reflect market conditions, our inventory valued using the retail method approximates the lower of cost or market. We evaluate our inventory valued using a cost method at the end of each quarter to ensure that it is carried at the lower of cost or market. The valuation allowance for Merchandise Inventories valued under a cost method was not material to our Consolidated Financial Statements as of the end of fiscal 2015 or 2014.
Independent physical inventory counts or cycle counts are taken on a regular basis in each store and distribution center to ensure that amounts reflected in the accompanying Consolidated Financial Statements for Merchandise Inventories are properly stated. During the period between physical inventory counts in our stores, we accrue for estimated losses related to shrink on a store-by-store basis. Shrink (or in the case of excess inventory, "swell") is the difference between the recorded amount of inventory and the physical inventory. Shrink may occur due to theft, loss, inaccurate records for the receipt of inventory or deterioration of goods, among other things. We estimate shrink as a percent of Net Sales using the average shrink results from the previous two physical inventories. The estimates are evaluated quarterly and adjusted based on recent shrink results and current trends in the business. Actual shrink results did not vary materially from estimated amounts for fiscal 2015, 2014 or 2013.
Self-Insurance
We have established liabilities for certain losses related to general liability (including product liability), workers’ compensation, employee group medical and automobile claims for which we are self-insured. Our self-insured retention or deductible, as applicable, for each claim involving general liability, workers’ compensation and automobile liability is limited to $25 million, $1 million and $1 million, respectively. We do not have any stop loss limits for self-insured employee group medical claims. Our liabilities represent estimates of the ultimate cost for claims incurred as of the balance sheet date. The estimated liabilities are not discounted and are established based upon analysis of historical data and actuarial estimates. The liabilities are reviewed by management and third-party actuaries on a regular basis to ensure that they are appropriate. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity or frequency of claims, medical cost inflation or fluctuations in premiums, differ from our estimates, our results of operations could be impacted. Actual results related to these types of claims did not vary materially from estimated amounts for fiscal 2015, 2014 or 2013. We maintain network security and privacy liability insurance coverage to limit our exposure to losses such as those that may be caused by a significant compromise or breach of our data security. This coverage is discussed further in Note 13 to our Consolidated Financial Statements.
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
We make critical assumptions and estimates in completing impairment assessments of long-lived assets. Our cash flow projections look several years into the future and include assumptions on variables such as future sales and operating margin growth rates, economic conditions, market competition and inflation. A 10% decrease in the estimated undiscounted cash flows for the stores with indicators of impairment would not have a material impact on our results of operations. Our estimates of fair market value are generally based on market appraisals of owned locations and estimates on the amount of potential sublease income and the time required to sublease for leased locations. A 10% decrease in estimated sublease income and a 10% increase in the time required to sublease would not have a material impact on our results of operations. We recorded impairments and lease obligation costs on closings and relocations in the ordinary course of business, which were not material to the Consolidated Financial Statements in fiscal 2015, 2014 or 2013.
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
In fiscal 2015, we completed our annual assessment of the recoverability of goodwill for our U.S., Canada and Mexico reporting units. We performed qualitative assessments, concluding that the fair value of our reporting units was not more likely than not less than the carrying value. There were no impairment charges related to goodwill for fiscal 2015, 2014 or 2013.
We amortize the cost of other intangible assets over their estimated useful lives, which range up to 12 years, unless such lives are deemed indefinite. Intangible assets with indefinite lives are tested in the third quarter of each fiscal year for impairment, or more often if indicators warrant. There were no impairment charges related to our other intangible assets for fiscal 2015, 2014 or 2013.
Recent Accounting Pronouncements
For a summary of recently issued accounting pronouncements which may be applicable to us, see Note 1 to the Consolidated Financial Statements included in this report.

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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2016 based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2016 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of January 31, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included on page 30 in this Form 10-K.

/s/ CRAIG A. MENEAR	/s/ CAROL B. TOMÉ
Craig A. Menear Chairman, Chief Executive Officer and President	Carol B. Tomé Chief Financial Officer and Executive Vice President – Corporate Services

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Home Depot, Inc.:
We have audited The Home Depot, Inc.’s internal control over financial reporting as of January 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Home Depot, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, The Home Depot, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of The Home Depot, Inc. and subsidiaries as of January 31, 2016 and February 1, 2015, and the related Consolidated Statements of Earnings, Comprehensive Income, Stockholders’ Equity, and Cash Flows for each of the fiscal years in the three-year period ended January 31, 2016, and our report dated March 24, 2016 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Atlanta, Georgia
March 24, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Home Depot, Inc.:
We have audited the accompanying Consolidated Balance Sheets of The Home Depot, Inc. and subsidiaries as of January 31, 2016 and February 1, 2015, and the related Consolidated Statements of Earnings, Comprehensive Income, Stockholders’ Equity, and Cash Flows for each of the fiscal years in the three-year period ended January 31, 2016. These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.
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
In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of The Home Depot, Inc. and subsidiaries as of January 31, 2016 and February 1, 2015, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended January 31, 2016, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the Consolidated Financial Statements, the Company has changed its accounting policy to include shipping and handling costs from the Company’s stores, locations or distribution centers to customers and for online fulfillment center costs within cost of sales, beginning in the first quarter of fiscal 2015. This change in accounting principle has been retrospectively applied to the accompanying Consolidated Financial Statements for the fiscal years ended February 1, 2015 and February 2, 2014.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Home Depot, Inc.’s internal control over financial reporting as of January 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 24, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Atlanta, Georgia
March 24, 2016

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

amounts in millions, except share and per share data	January 31, 2016	February 1, 2015
ASSETS
Current Assets:
Cash and Cash Equivalents	$2,216	$1,723
Receivables, net	1,890	1,484
Merchandise Inventories	11,809	11,079
Other Current Assets	1,078	1,016
Total Current Assets	16,993	15,302
Property and Equipment, at cost	39,266	38,513
Less Accumulated Depreciation and Amortization	17,075	15,793
Net Property and Equipment	22,191	22,720
Goodwill	2,102	1,353
Other Assets	1,263	571
Total Assets	$42,549	$39,946
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-Term Debt	$350	$290
Accounts Payable	6,565	5,807
Accrued Salaries and Related Expenses	1,515	1,391
Sales Taxes Payable	476	434
Deferred Revenue	1,566	1,468
Income Taxes Payable	34	35
Current Installments of Long-Term Debt	77	38
Other Accrued Expenses	1,943	1,806
Total Current Liabilities	12,526	11,269
Long-Term Debt, excluding current installments	20,888	16,869
Other Long-Term Liabilities	1,965	1,844
Deferred Income Taxes	854	642
Total Liabilities	36,233	30,624
STOCKHOLDERS’ EQUITY
Common Stock, par value $0.05; authorized: 10 billion shares; issued: 1.772 billion shares at January 31, 2016 and 1.768 billion shares at February 1, 2015; outstanding: 1.252 billion shares at January 31, 2016 and 1.307 billion shares at February 1, 2015	88	88
Paid-In Capital	9,347	8,885
Retained Earnings	30,973	26,995
Accumulated Other Comprehensive Loss	(898)	(452)
Treasury Stock, at cost, 520 million shares at January 31, 2016 and 461 million shares at February 1, 2015	(33,194)	(26,194)
Total Stockholders’ Equity	6,316	9,322
Total Liabilities and Stockholders’ Equity	$42,549	$39,946
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Fiscal Year Ended(1)
amounts in millions, except per share data	January 31, 2016	February 1, 2015	February 2, 2014
NET SALES	$88,519	$83,176	$78,812
Cost of Sales	58,254	54,787	51,897
GROSS PROFIT	30,265	28,389	26,915
Operating Expenses:
Selling, General and Administrative	16,801	16,280	16,122
Depreciation and Amortization	1,690	1,640	1,627
Total Operating Expenses	18,491	17,920	17,749
OPERATING INCOME	11,774	10,469	9,166
Interest and Other (Income) Expense:
Interest and Investment Income	(166)	(337)	(12)
Interest Expense	919	830	711
Interest and Other, net	753	493	699
EARNINGS BEFORE PROVISION FOR INCOME TAXES	11,021	9,976	8,467
Provision for Income Taxes	4,012	3,631	3,082
NET EARNINGS	$7,009	$6,345	$5,385
Weighted Average Common Shares	1,277	1,338	1,425
BASIC EARNINGS PER SHARE	$5.49	$4.74	$3.78
Diluted Weighted Average Common Shares	1,283	1,346	1,434
DILUTED EARNINGS PER SHARE	$5.46	$4.71	$3.76
 —————

(1)	Fiscal years ended January 31, 2016, February 1, 2015 and February 2, 2014 include 52 weeks.
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended(1)
amounts in millions	January 31, 2016	February 1, 2015	February 2, 2014
Net Earnings	$7,009	$6,345	$5,385
Other Comprehensive Loss:
Foreign Currency Translation Adjustments	(412)	(510)	(329)
Cash Flow Hedges, net of tax	(34)	11	(12)
Other	—	1	(10)
Total Other Comprehensive Loss	(446)	(498)	(351)
COMPREHENSIVE INCOME	$6,563	$5,847	$5,034
 —————

(1)	Fiscal years ended January 31, 2016, February 1, 2015 and February 2, 2014 include 52 weeks.
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Paid-In Capital	Retained Earnings		Treasury Stock		Stockholders’ Equity
amounts in millions, except per share data	Shares	Amount				Shares	Amount
Balance, February 3, 2013	1,754	$88	$7,948	$20,038	$397	(270)	$(10,694)	$17,777
Net Earnings	—	—	—	5,385	—	—	—	5,385
Shares Issued Under Employee Stock Plans	7	—	103	—	—	—	—	103
Tax Effect of Stock-Based Compensation	—	—	123	—	—	—	—	123
Foreign Currency Translation Adjustments	—	—	—	—	(329)	—	—	(329)
Cash Flow Hedges, net of tax	—	—	—	—	(12)	—	—	(12)
Stock Options, Awards and Amortization of Restricted Stock	—	—	228	—	—	—	—	228
Repurchases of Common Stock	—	—	—	—	—	(111)	(8,500)	(8,500)
Cash Dividends ($1.56 per share)	—	—	—	(2,243)	—	—	—	(2,243)
Other	—	—	—	—	(10)	—	—	(10)
Balance, February 2, 2014	1,761	$88	$8,402	$23,180	$46	(381)	$(19,194)	$12,522
Net Earnings	—	—	—	6,345	—	—	—	6,345
Shares Issued Under Employee Stock Plans	7	—	122	—	—	—	—	122
Tax Effect of Stock-Based Compensation	—	—	136	—	—	—	—	136
Foreign Currency Translation Adjustments	—	—	—	—	(510)	—	—	(510)
Cash Flow Hedges, net of tax	—	—	—	—	11	—	—	11
Stock Options, Awards and Amortization of Restricted Stock	—	—	225	—	—	—	—	225
Repurchases of Common Stock	—	—	—	—	—	(80)	(7,000)	(7,000)
Cash Dividends ($1.88 per share)	—	—	—	(2,530)	—	—	—	(2,530)
Other	—	—	—	—	1	—	—	1
Balance, February 1, 2015	1,768	$88	$8,885	$26,995	$(452)	(461)	$(26,194)	$9,322
Net Earnings	—	—	—	7,009	—	—	—	7,009
Shares Issued Under Employee Stock Plans	4	—	73	—	—	—	—	73
Tax Effect of Stock-Based Compensation	—	—	145	—	—	—	—	145
Foreign Currency Translation Adjustments	—	—	—	—	(412)	—	—	(412)
Cash Flow Hedges, net of tax	—	—	—	—	(34)	—	—	(34)
Stock Options, Awards and Amortization of Restricted Stock	—	—	244	—	—	—	—	244
Repurchases of Common Stock	—	—	—	—	—	(59)	(7,000)	(7,000)
Cash Dividends ($2.36 per share)	—	—	—	(3,031)	—	—	—	(3,031)
Balance, January 31, 2016	1,772	$88	$9,347	$30,973	$(898)	(520)	$(33,194)	$6,316

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended(1)
amounts in millions	January 31, 2016	February 1, 2015	February 2, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$7,009	$6,345	$5,385
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,863	1,786	1,757
Stock-Based Compensation Expense	244	225	228
Gain on Sales of Investments	(144)	(323)	—
Changes in Assets and Liabilities, net of the effects of acquisitions:
Receivables, net	(181)	(81)	(15)
Merchandise Inventories	(546)	(124)	(455)
Other Current Assets	(5)	(199)	(5)
Accounts Payable and Accrued Expenses	888	244	605
Deferred Revenue	109	146	75
Income Taxes Payable	154	168	119
Deferred Income Taxes	15	159	(31)
Other	(33)	(104)	(35)
Net Cash Provided by Operating Activities	9,373	8,242	7,628
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures, net of $165, $217 and $46 of non-cash capital expenditures in fiscal 2015, 2014 and 2013, respectively	(1,503)	(1,442)	(1,389)
Proceeds from Sales of Investments	144	323	—
Payments for Businesses Acquired, net	(1,666)	(200)	(206)
Proceeds from Sales of Property and Equipment	43	48	88
Net Cash Used in Investing Activities	(2,982)	(1,271)	(1,507)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Short-Term Borrowings, net	60	290	—
Proceeds from Long-Term Borrowings, net of discounts	3,991	1,981	5,222
Repayments of Long-Term Debt	(39)	(39)	(1,289)
Repurchases of Common Stock	(7,000)	(7,000)	(8,546)
Proceeds from Sales of Common Stock	228	252	241
Cash Dividends Paid to Stockholders	(3,031)	(2,530)	(2,243)
Other Financing Activities	4	(25)	(37)
Net Cash Used in Financing Activities	(5,787)	(7,071)	(6,652)
Change in Cash and Cash Equivalents	604	(100)	(531)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(111)	(106)	(34)
Cash and Cash Equivalents at Beginning of Year	1,723	1,929	2,494
Cash and Cash Equivalents at End of Year	$2,216	$1,723	$1,929
SUPPLEMENTAL DISCLOSURE OF CASH PAYMENTS MADE FOR:
Interest, net of interest capitalized	$874	$782	$639
Income Taxes	$3,853	$3,435	$2,839
 —————

(1)	Fiscal years ended January 31, 2016, February 1, 2015 and February 2, 2014 include 52 weeks.
See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business, Consolidation and Presentation
The Home Depot, Inc., together with its subsidiaries (the "Company"), is a home improvement retailer that sells a wide assortment of building materials, home improvement products and lawn and garden products and provides a number of services. The Home Depot stores, which are full-service, warehouse-style stores averaging approximately 104,000 square feet of enclosed space, with approximately 24,000 additional square feet of outside garden area, stock approximately 30,000 to 40,000 different kinds of products that are sold to do-it-yourself customers, do-it-for-me customers and professional customers. The Company also offers a significantly broader product assortment through its Home Depot, Home Decorators Collection and Blinds.com websites. At the end of fiscal 2015, the Company was operating 2,274 The Home Depot stores, which included 1,977 stores in the United States, including the Commonwealth of Puerto Rico and the territories of the U.S. Virgin Islands and Guam ("U.S."), 182 stores in Canada and 115 stores in Mexico. The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.
Fiscal Year
The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31. Fiscal years ended January 31, 2016 ("fiscal 2015"), February 1, 2015 ("fiscal 2014") and February 2, 2014 ("fiscal 2013") include 52 weeks.
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
Accounts Receivable
The Company has an agreement with a third-party service provider who directly extends credit to customers, manages the Company’s private label credit card program and owns the related receivables. The Company evaluated the third-party entities holding the receivables under the program and concluded that they should not be consolidated by the Company. The agreement with the third-party service provider expires in January 2018, with the Company having the option, but no obligation, to purchase the receivables at the end of the agreement. The deferred interest charges incurred by the Company for its deferred financing programs offered to its customers are included in Cost of Sales. The interchange fees charged to the Company for the customers’ use of the cards and any profit sharing with the third-party service provider are included in Selling, General and Administrative expenses ("SG&A"). The sum of the three is referred to by the Company as "the cost of credit" of the private label credit card program.
In addition, certain subsidiaries of the Company, including Interline Brands, Inc. ("Interline"), extend credit directly to customers in the ordinary course of business. The receivables due from customers were $253 million and $68 million as of January 31, 2016 and February 1, 2015, respectively. The Company’s valuation reserve related to accounts receivable was not material to the Consolidated Financial Statements of the Company as of the end of fiscal 2015 or 2014.
Merchandise Inventories
The majority of the Company’s Merchandise Inventories are stated at the lower of cost (first-in, first-out) or market, as determined by the retail inventory method. As the inventory retail value is adjusted regularly to reflect market conditions, the inventory valued using the retail method approximates the lower of cost or market. Certain subsidiaries, including retail operations in Canada and Mexico, distribution centers and Interline, record Merchandise Inventories at the lower of cost or market, as determined by a cost method. These Merchandise Inventories represent approximately 29% of the total Merchandise Inventories balance. The Company evaluates the inventory valued using a cost method at the end of each quarter to ensure that it is carried at the lower of cost or market. The valuation allowance for Merchandise Inventories valued under a cost method was not material to the Consolidated Financial Statements of the Company as of the end of fiscal 2015 or 2014.
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
Revenues
The Company recognizes revenue, net of estimated returns and sales tax, at the time the customer takes possession of merchandise or receives services. The liability for sales returns is estimated based on historical return levels. When the Company receives payment from customers before the customer has taken possession of the merchandise or the service has been performed, the amount received is recorded as Deferred Revenue in the accompanying Consolidated Balance Sheets until the sale or service is complete. The Company also records Deferred Revenue for the sale of gift cards and recognizes this revenue upon the redemption of gift cards in Net Sales. Gift card breakage income is recognized based upon historical redemption patterns and represents the balance of gift cards for which the Company believes the likelihood of redemption by the customer is remote. During fiscal 2015, 2014 and 2013, the Company recognized $27 million, $32 million and $30 million, respectively, of gift card breakage income. This income is included in the accompanying Consolidated Statements of Earnings as a reduction in SG&A.
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
All payments received prior to the completion of services are recorded in Deferred Revenue in the accompanying Consolidated Balance Sheets. Services revenue was $4.0 billion, $3.8 billion and $3.5 billion for fiscal 2015, 2014 and 2013, respectively.
Self-Insurance
The Company is self-insured for certain losses related to general liability (including product liability), workers’ compensation, employee group medical and automobile claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. The expected ultimate cost of claims is estimated based upon analysis of historical data and actuarial estimates. The Company maintains network security and privacy liability insurance coverage to limit the Company's exposure to losses such as those that may be caused by a significant compromise or breach of the Company’s data security. This coverage is discussed further in Note 13.
Prepaid Advertising
Television and radio advertising production costs, along with media placement costs, are expensed when the advertisement first appears. Amounts included in Other Current Assets in the accompanying Consolidated Balance Sheets relating to prepayments of production costs for print and broadcast advertising as well as sponsorship promotions were not material at the end of fiscal 2015 and 2014.
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
Volume rebates and certain advertising co-op allowances earned are initially recorded as a reduction in Merchandise Inventories and a subsequent reduction in Cost of Sales when the related product is sold. Certain advertising co-op allowances that are reimbursements of specific, incremental and identifiable costs incurred to promote vendors’ products are recorded as an offset against advertising expense. In fiscal 2015, 2014 and 2013, gross advertising expense was $868 million, $884 million and $865 million, respectively, and is included in SG&A. Specific, incremental and identifiable advertising co-op allowances were $129 million, $125 million and $114 million for fiscal 2015, 2014 and 2013, respectively, and are recorded as an offset to advertising expense in SG&A.
Cost of Sales
Cost of Sales includes the actual cost of merchandise sold and services performed, the cost of transportation of merchandise from vendors to the Company’s stores, locations or customers, shipping and handling costs from the Company’s stores, locations or distribution centers to customers, the operating cost of the Company’s sourcing and distribution network, online fulfillment center costs and the cost of deferred interest programs offered through the Company’s private label credit card programs.

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
The assets of a store with indicators of impairment are evaluated by comparing its undiscounted cash flows with its carrying value. The estimate of cash flows includes management’s assumptions of cash inflows and outflows directly resulting from the use of those assets in operations, including gross margin on Net Sales, payroll and related items, occupancy costs, insurance allocations and other costs to operate a store. If the carrying value is greater than the undiscounted cash flows, an impairment loss is recognized for the difference between the carrying value and the estimated fair market value. Impairment losses are recorded as a component of SG&A in the accompanying Consolidated Statements of Earnings. When a leased location closes, the Company also recognizes in SG&A the net present value of future lease obligations less estimated sublease income. The Company recorded impairments and lease obligation costs on closings and relocations in the ordinary course of business, which were not material to the Consolidated Financial Statements in fiscal 2015, 2014 or 2013.
Goodwill and Other Intangible Assets
Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Company does not amortize goodwill but does assess the recoverability of goodwill in the third quarter of each fiscal year, or more often if indicators warrant, by determining whether the fair value of each reporting unit supports its carrying value. Each year the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount as a basis for determining whether it is necessary to complete quantitative impairment assessments, with a quantitative assessment completed at least once every three years. The Company’s most recent quantitative assessment was completed in fiscal 2013.
In fiscal 2015, the Company completed its annual assessment of the recoverability of goodwill for its U.S., Canada and Mexico reporting units. The Company performed qualitative assessments, concluding that the fair value of the reporting units was not more likely than not less than the carrying value. There were no impairment charges related to goodwill for fiscal 2015, 2014 or 2013.
The Company amortizes the cost of other intangible assets over their estimated useful lives, which range up to 12 years, unless such lives are deemed indefinite. Intangible assets with indefinite lives are tested in the third quarter of each fiscal year for impairment, or more often if indicators warrant. There were no impairment charges related to other intangible assets for fiscal 2015, 2014 or 2013.
Stock-Based Compensation
The per share weighted average fair value of stock options granted during fiscal 2015, 2014 and 2013 was $18.54, $14.13 and $13.10, respectively. The fair value of these options was determined at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Year Ended
	January 31, 2016	February 1, 2015	February 2, 2014
Risk-free interest rate	1.4%	1.7%	0.8%
Assumed volatility	20.8%	22.7%	26.3%
Assumed dividend yield	2.0%	2.3%	2.2%
Assumed lives of options	5 years	5 years	5 years
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
Segment Information
The Company operates within a single reportable segment primarily within North America. Net Sales for the Company outside the U.S. were $8.0 billion, $8.5 billion and $8.5 billion for fiscal 2015, 2014 and 2013, respectively. Long-lived assets outside the U.S. totaled $2.3 billion and $2.5 billion as of January 31, 2016 and February 1, 2015, respectively.
The following table presents the Net Sales of each major product category (and related services) for each of the last three fiscal years (dollar amounts in millions):

Product Category	Fiscal Year Ended
	January 31, 2016		February 1, 2015		February 2, 2014
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Indoor Garden	$8,298	9.4%	$7,560	9.1%	$7,022	8.9%
Paint	7,465	8.4	7,299	8.8	7,018	8.9
Kitchen and Bath	6,874	7.8	6,607	7.9	6,301	8.0
Outdoor Garden	6,565	7.4	6,385	7.7	6,140	7.8
Appliances	6,534	7.4	5,708	6.9	5,382	6.8
Building Materials	6,396	7.2	6,054	7.3	5,728	7.3
Plumbing	6,346	7.2	5,740	6.9	5,435	6.9
Lumber	6,278	7.1	6,050	7.3	5,820	7.4
Flooring	6,194	7.0	5,987	7.2	5,721	7.3
Tools	6,060	6.8	5,388	6.5	5,038	6.4
Electrical	5,833	6.6	5,653	6.8	5,378	6.8
Hardware	5,296	6.0	4,975	6.0	4,718	6.0
Millwork	4,924	5.6	4,694	5.6	4,389	5.6
Décor	2,757	3.1	2,577	3.1	2,343	3.0
Lighting	2,699	3.0	2,499	3.0	2,379	3.0
Total	$88,519	100.0%	$83,176	100.0%	$78,812	100.0%
Note: Certain percentages may not sum to totals due to rounding.
Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-02, "Leases (Topic 842)" ("ASU No. 2016-02"), which requires an entity that is a lessee to recognize the assets and liabilities arising from leases on the balance sheet. This guidance also requires disclosures about the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, using a modified retrospective approach, and early adoption is permitted. The Company is evaluating the effect that ASU No. 2016-02 will have on its Consolidated Financial Statements and related disclosures.
In April 2015, the FASB issued Accounting Standards Update No. 2015-03, "Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" ("ASU No. 2015-03"), which requires an entity to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. This guidance is effective for annual reporting periods beginning after December 15, 2015 and for interim and annual reporting periods thereafter, and retrospective application is required. Early adoption is permitted for financial statements that have not been previously issued. The Company does not believe that ASU No. 2015-03 will have a material impact on its Consolidated Financial Statements and related disclosures.
In August 2015, the FASB issued Accounting Standards Update No. 2015-15, "Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements" ("ASU No. 2015-15"), which states that ASU No. 2015-03 does not address debt issuance costs for line-of-credit arrangements, and therefore the SEC staff would not object to an entity deferring and presenting these related debt issuance costs as an asset and subsequently amortizing the deferred issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company does not believe that ASU No. 2015-15 will have a material impact on its Consolidated Financial Statements and related disclosures.
In November 2015, the FASB issued Accounting Standards Update No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes" ("ASU No. 2015-17"), which requires an entity to present deferred tax assets and liabilities as noncurrent in a classified balance sheet. This guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted as of the beginning of an interim or annual reporting period. The guidance in this ASU may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. The Company does not believe that ASU No. 2015-17 will have a material impact on its Consolidated Financial Statements and related disclosures.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU No. 2014-09"), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. ASU No. 2014-09 supersedes most existing revenue recognition guidance in U.S. GAAP, and it permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date" ("ASU No. 2015-14"), which delayed the effective date of ASU No. 2014-09 by one year. As a result, ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is evaluating the effect that ASU No. 2014-09 will have on its Consolidated Financial Statements and related disclosures.
Reclassifications
Certain amounts in prior fiscal years have been reclassified to conform with the presentation adopted in the current fiscal year. See Note 2 to the Consolidated Financial Statements included in this report.

2.	CHANGE IN ACCOUNTING POLICY
During the first quarter of fiscal 2015, the Company changed its accounting policy for shipping and handling costs from the Company’s stores, locations or distribution centers to customers and for online fulfillment center costs. Under the new accounting policy, these costs are included in Cost of Sales, whereas they were previously included in Operating Expenses. Including these expenses in Cost of Sales better aligns these costs with the related revenue in the gross profit calculation. This change in accounting policy has been applied retrospectively.
The Consolidated Statements of Earnings for fiscal 2014 and 2013 have been reclassified to reflect this change in accounting policy. The impact of this reclassification was an increase of $565 million and $475 million to Cost of Sales for fiscal 2014 and 2013, respectively, and a corresponding decrease to Operating Expenses in the same periods. This reclassification had no impact on Net Sales, Operating Income, Net Earnings or Earnings per Share.

3.	INTERLINE ACQUISITION
On August 24, 2015, the Company completed its acquisition of Interline. Interline is a leading national distributor and direct marketer of broad-line maintenance, repair and operations ("MRO") products. The Company intends to leverage Interline’s capabilities and expertise in MRO products to expand the Company’s share of the MRO product market with its current customers as well as gain new customers currently served by Interline.
The aggregate purchase price of this acquisition was $1.7 billion. A portion of the purchase price was used for the repayment of substantially all of Interline’s existing indebtedness. The acquisition was accounted for in accordance with FASB ASC 805 "Business Combinations" and, accordingly, Interline’s results of operations have been consolidated in the Company’s financial statements since the date of acquisition. Acquisition-related costs were expensed as incurred and were not material. Pro forma results of operations would not be materially different as a result of the acquisition and therefore are not presented.
The Company finalized its purchase price allocation during the fourth quarter of fiscal 2015. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for Interline (amounts in millions):

Fair Value
Cash	$6
Receivables	262
Inventories	325
Property and Equipment	56
Intangible Assets	563
Goodwill	788
Other Assets	49
Total Assets Acquired	2,049

Current Liabilities	199
Other Liabilities	178
Total Liabilities Assumed	377

Net Assets Acquired	$1,672
The intangible assets acquired consist of customer relationships of $310 million, with a weighted average useful life of 12 years, and tradenames of $253 million, with an indefinite life, which are included in Other Assets in the accompanying Consolidated Balance Sheets. The Goodwill of $788 million represents future economic benefits expected to arise from the Company’s expanded presence in the MRO market and expected revenue and purchasing synergies. Both the intangible assets and Goodwill acquired are not deductible for income tax purposes.

4.	INVESTMENT IN HD SUPPLY HOLDINGS, INC.
At the end of fiscal 2013, the Company owned 16.3 million shares of HD Supply Holdings, Inc. ("HD Supply") common stock, which represented approximately 8% of the shares of HD Supply common stock outstanding. This investment was accounted for using the cost method, as there were significant restrictions in place on the Company’s ability to sell or transfer its HD Supply shares. The restrictions were controlled by the three largest shareholders of HD Supply (the "Principal Shareholders") for so long as they continued to own a certain portion of their original holdings of HD Supply. The carrying value of the HD Supply shares was impaired by the Company to a zero cost basis in fiscal 2009.
In the first quarter of fiscal 2014, the Principal Shareholders elected to sell shares of HD Supply common stock in a secondary public offering (the "May 2014 Offering"). Under the terms of a registration rights agreement among the Company, HD Supply and the Principal Shareholders (the "Registration Rights Agreement"), the Company had the right to include a portion of its shares in the May 2014 Offering and elected to do so. During the third and fourth quarters of fiscal 2014, two of the Principal Shareholders again elected to sell shares of HD Supply common stock in secondary public offerings, and the Company again exercised its rights under the Registration Rights Agreement to include a portion of its shares in these offerings. As a result of all of these offerings (including an overallotment option exercised during the second quarter of fiscal 2014 by the underwriters of the May 2014 Offering), the Company sold 12.2 million shares of HD Supply common stock in fiscal 2014, for which it received $323 million of proceeds and recognized a corresponding gain in fiscal 2014. The total pretax gain of $323 million is included in Interest and Investment Income in the Consolidated Statements of Earnings for fiscal 2014.
During the second quarter of fiscal 2015, the remaining Principal Shareholder elected to sell shares of HD Supply common stock in a secondary public offering, and the Company again exercised its rights under the Registration Rights Agreement to include its shares in this offering. As a result, the Company sold its remaining 4.1 million shares of HD Supply common stock, for which it received $144 million of proceeds and recognized a corresponding gain in fiscal 2015. The total pretax gain of $144 million is included in Interest and Investment Income in the accompanying Consolidated Statements of Earnings for fiscal 2015.

5.	PROPERTY AND LEASES
Property and Equipment as of January 31, 2016 and February 1, 2015 consisted of the following (amounts in millions):

	January 31, 2016	February 1, 2015
Property and Equipment, at cost:
Land	$8,149	$8,243
Buildings	17,667	17,759
Furniture, Fixtures and Equipment	10,279	9,602
Leasehold Improvements	1,481	1,419
Construction in Progress	670	585
Capital Leases	1,020	905
	39,266	38,513
Less Accumulated Depreciation and Amortization	17,075	15,793
Net Property and Equipment	$22,191	$22,720
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
Total rent expense, net of minor sublease income, for fiscal 2015, 2014 and 2013 was $922 million, $918 million and $905 million, respectively. Certain store leases also provide for contingent rent payments based on percentages of sales in excess of specified minimums. Contingent rent expense for fiscal 2015, 2014 and 2013 was approximately $7 million, $7 million and $5 million, respectively. Real estate taxes, insurance, maintenance and operating expenses applicable to the leased property are obligations of the Company under the lease agreements.

The approximate future minimum lease payments under capital and all other leases at January 31, 2016 were as follows (amounts in millions):

Fiscal Year	Capital Leases	Operating Leases
2016	$122	$868
2017	119	804
2018	112	708
2019	109	624
2020	127	543
Thereafter through 2097	900	3,876
	1,489	$7,423
Less imputed interest	726
Net present value of capital lease obligations	763
Less current installments	40
Long-term capital lease obligations, excluding current installments	$723
Short-term and long-term obligations for capital leases are included in the accompanying Consolidated Balance Sheets in Current Installments of Long-Term Debt and Long-Term Debt, respectively. The assets under capital leases recorded in Property and Equipment, net of amortization, totaled $629 million and $557 million at January 31, 2016 and February 1, 2015, respectively.

6.	DEBT
The Company has commercial paper programs that allow for borrowings up to $2.0 billion. All of the Company’s short-term borrowings in fiscal 2015 and 2014 were under these commercial paper programs. In connection with these programs, the Company has a back-up credit facility with a consortium of banks for borrowings up to $2.0 billion. In December 2014, the Company replaced its back-up credit facility, which was scheduled to expire in July 2017, with a new, substantially identical $2.0 billion credit facility. The new credit facility expires in December 2019 and contains various restrictive covenants. At January 31, 2016, the Company was in compliance with all of the covenants, and they are not expected to impact the Company’s liquidity or capital resources.
Short-Term Debt under the commercial paper programs was as follows (amounts in millions):

	Fiscal Year Ended
	January 31, 2016	February 1, 2015
Balance outstanding at fiscal year-end	$350	$290
Maximum amount outstanding at any month-end	$350	$290
Average daily short-term borrowings	$69	$20
Weighted average interest rate	0.34%	0.13%

The Company’s Long-Term Debt at the end of fiscal 2015 and 2014 consisted of the following (amounts in millions):

	January 31, 2016	February 1, 2015
5.40% Senior Notes; due March 1, 2016; interest payable semi-annually on March 1 and September 1	$3,010	$3,026
Floating Rate Senior Notes; due September 15, 2017; interest payable quarterly on March 15, June 15, September 15 and December 15	500	—
2.25% Senior Notes; due September 10, 2018; interest payable semi-annually on March 10 and September 10	1,158	1,157
2.00% Senior Notes; due June 15, 2019; interest payable semi-annually on June 15 and December 15	997	996
3.95% Senior Notes; due September 15, 2020; interest payable semi-annually on March 15 and September 15	525	524
4.40% Senior Notes; due April 1, 2021; interest payable semi-annually on April 1 and October 1	999	999
2.625% Senior Notes; due June 1, 2022; interest payable semi-annually on June 1 and December 1	1,246	—
2.70% Senior Notes; due April 1, 2023; interest payable semi-annually on April 1 and October 1	999	999
3.75% Senior Notes; due February 15, 2024; interest payable semi-annually on February 15 and August 15	1,095	1,095
3.35% Senior Notes; due September 15, 2025; interest payable semi-annually on March 15 and September 15	999	—
5.875% Senior Notes; due December 16, 2036; interest payable semi-annually on June 16 and December 16	2,964	2,963
5.40% Senior Notes; due September 15, 2040; interest payable semi-annually on March 15 and September 15	499	499
5.95% Senior Notes; due April 1, 2041; interest payable semi-annually on April 1 and October 1	996	996
4.20% Senior Notes; due April 1, 2043; interest payable semi-annually on April 1 and October 1	996	996
4.875% Senior Notes; due February 15, 2044; interest payable semi-annually on February 15 and August 15	986	985
4.40% Senior Notes; due March 15, 2045; interest payable semi-annually on March 15 and September 15	985	985
4.25% Senior Notes; due April 1, 2046; interest payable semi-annually on April 1 and October 1	1,247	—
Capital Lease Obligations; payable in varying installments through January 31, 2055	763	684
Other	1	3
Total debt	20,965	16,907
Less current installments	77	38
Long-Term Debt, excluding current installments	$20,888	$16,869
Subsequent to the end of fiscal 2015, in February 2016 the Company issued $1.35 billion of 2.00% senior notes due April 1, 2021 (the "2021 notes") at a discount of $5 million, $1.3 billion of 3.00% senior notes due April 1, 2026 (the "2026 notes") at a discount of $8 million, and $350 million of 4.25% senior notes due April 1, 2046 (the "2046 notes") at a premium of $2 million (together, the "February 2016 issuance"). The 2046 notes form a single series with the Company’s $1.25 billion of 4.25% senior notes due April 1, 2046 that were issued in May 2015, and have the same terms. The aggregate principal amount outstanding of the Company’s senior notes due April 1, 2046 is $1.6 billion. Interest on the 2021 and 2026 notes is due semi-annually on April 1 and October 1 of each year, beginning October 1, 2016. Interest on the 2046 notes is due semi-annually on April 1 and October 1 of each year, beginning April 1, 2016, with interest accruing from October 1, 2015. The $13 million discount associated with the 2021 and 2026 notes and the $2 million premium associated with the 2046 notes will be amortized over the term of the notes using the effective interest rate method. Issuance costs associated with the February 2016 issuance were $17 million and will be amortized over the term of the notes.
The net proceeds of the February 2016 issuance were used to repay the Company’s 5.40% senior notes due March 1, 2016 (the "2016 notes"). As a result, the 2016 notes are classified as Long-Term Debt in the accompanying Consolidated Balance Sheets.
In September 2015, the Company issued $500 million of floating rate senior notes due September 15, 2017 (the "2017 notes") and $1.0 billion of 3.35% senior notes due September 15, 2025 (the "2025 notes") at a discount of $1 million (together, the "September 2015 issuance"). The 2017 notes bear interest at a variable rate determined quarterly equal to the three-month LIBOR rate plus 37 basis points. Interest on the 2017 notes is due quarterly on March 15, June 15, September 15 and December 15 of each year, beginning December 15, 2015. Interest on the 2025 notes is due semi-annually on March 15 and September 15 of each year, beginning March 15, 2016. The net proceeds of the September 2015 issuance were used to fund the Company’s acquisition of Interline. The $1 million discount associated with the 2025 notes is being amortized over the term of the notes using the effective interest rate method. Issuance costs associated with the September 2015 issuance were $7 million and are being amortized over the term of the notes.
In May 2015, the Company issued $1.25 billion of 2.625% senior notes due June 1, 2022 (the "2022 notes") at a discount of $5 million and $1.25 billion of 4.25% senior notes due April 1, 2046 (the "existing 2046 notes") at a discount of $3 million (together, the "May 2015 issuance"). Interest on the 2022 notes is due semi-annually on June 1 and December 1 of each year, beginning December 1, 2015. Interest on the existing 2046 notes is due semi-annually on April 1 and October 1 of each year, beginning October 1, 2015. The net proceeds of the May 2015 issuance were used for general corporate purposes, including repurchases of shares of the Company’s common stock. The $8 million discount associated with the May 2015 issuance is being amortized over the term of the notes using the effective interest rate method. Issuance costs associated with the May 2015 issuance were $19 million and are being amortized over the term of the notes.
In June 2014, the Company issued $1.0 billion of 2.00% senior notes due June 15, 2019 (the "2019 notes") at a discount of $4 million and $1.0 billion of 4.40% senior notes due March 15, 2045 (the "2045 notes") at a discount of $15 million (together, the "June 2014 issuance"). Interest on the 2019 notes is due semi-annually on June 15 and December 15 of each year, beginning December 15, 2014. Interest on the 2045 notes is due semi-annually on March 15 and September 15 of each year, beginning September 15, 2014. The net proceeds of the June 2014 issuance were used for general corporate purposes, including repurchases of shares of the Company’s common stock. The $19 million discount associated with the June 2014 issuance is being amortized over the term of the notes using the effective interest rate method. Issuance costs associated with the June 2014 issuance were approximately $14 million and are being amortized over the term of the notes.
The Company’s senior notes, other than the 2017 notes, may be redeemed by the Company at any time, in whole or in part, at the redemption price plus accrued interest up to the redemption date. The redemption price is equal to the greater of (1) 100% of the principal amount of the notes to be redeemed, and (2) the sum of the present values of the remaining scheduled payments of principal and interest to the Par Call Date, as defined in the respective notes. Additionally, if a Change in Control Triggering Event occurs, as defined in each of the outstanding notes except for the 2016 notes, holders of all notes other than the 2016 notes have the right to require the Company to redeem those notes at 101% of the aggregate principal amount of the notes plus accrued interest up to the redemption date. The Company is generally not limited under the indentures governing the notes in its ability to incur additional indebtedness or required to maintain financial ratios or specified levels of net worth or liquidity. Further, while the indentures governing the notes contain various restrictive covenants, none are expected to impact the Company’s liquidity or capital resources.
In fiscal 2015, the Company entered into forward starting interest rate swap agreements with a combined notional amount of $1.0 billion, accounted for as cash flow hedges, to hedge interest rate fluctuations in anticipation of issuing long-term debt to refinance the 2016 notes. At January 31, 2016, the approximate fair value of these agreements was a liability of $82 million, which is the estimated amount the Company would have paid to settle the agreements and is included in Other Long-Term Liabilities in the accompanying Consolidated Balance Sheets. In connection with the February 2016 issuance, the Company paid $89 million in February 2016 to settle the forward starting interest rate swap agreements it entered into in fiscal 2015. This amount, net of income taxes, will be included in Accumulated Other Comprehensive Income and will be amortized to Interest Expense over the lives of the 2026 notes.
At January 31, 2016, the Company had outstanding cross currency swap agreements with a notional amount of $676 million, accounted for as cash flow hedges, to hedge foreign currency fluctuations on certain intercompany debt. At January 31, 2016, the approximate fair value of these agreements was an asset of $170 million, which is the estimated amount the Company would have received to settle the agreements and is included in Other Assets in the accompanying Consolidated Balance Sheets.
In November 2013, the Company entered into an interest rate swap that expires on September 10, 2018, with a notional amount of $500 million, accounted for as a fair value hedge, that swaps fixed rate interest on the Company’s 2.25% senior notes due September 10, 2018 for variable interest equal to LIBOR plus 88 basis points. At January 31, 2016, the approximate fair value of this agreement was an asset of $9 million, which is the estimated amount the Company would have received to settle the agreement and is included in Other Assets in the accompanying Consolidated Balance Sheets.
Also in November 2013, the Company entered into an interest rate swap that expires on September 15, 2020, with a notional amount of $500 million, accounted for as a fair value hedge, that swaps fixed rate interest on the Company’s 3.95% senior notes due September 15, 2020 for variable interest equal to LIBOR plus 183 basis points. At January 31, 2016, the approximate fair value of this agreement was an asset of $25 million, which is the estimated amount the Company would have received to settle the agreement and is included in Other Assets in the accompanying Consolidated Balance Sheets.
At January 31, 2016, the Company had an outstanding interest rate swap that expired on March 1, 2016, with a notional amount of $500 million, accounted for as a fair value hedge, that swapped fixed rate interest on the 2016 notes for variable interest equal to LIBOR plus 300 basis points. At January 31, 2016, the approximate fair value of this agreement was an asset of $9 million, which is the estimated amount the Company would have received to settle the agreement and is included in Other Current Assets in the accompanying Consolidated Balance Sheets.
Interest Expense in the accompanying Consolidated Statements of Earnings is net of interest capitalized of $2 million, $2 million and $2 million in fiscal 2015, 2014 and 2013, respectively. Maturities of Long-Term Debt are $3.1 billion for fiscal 2016, $540 million for fiscal 2017, $1.2 billion for fiscal 2018, $1.0 billion for fiscal 2019, $583 million for fiscal 2020 and $14.6 billion thereafter.

7.	ACCELERATED SHARE REPURCHASE AGREEMENTS
The Company enters into an Accelerated Share Repurchase ("ASR") agreement from time to time with a third-party financial institution to repurchase shares of the Company’s common stock. Under the ASR agreement, the Company pays a specified amount to the financial institution and receives an initial delivery of shares. This initial delivery of shares represents the minimum number of shares that the Company may receive under the agreement. Upon settlement of the ASR agreement, the financial institution delivers additional shares, with the final number of shares delivered determined with reference to the volume weighted average price per share of the Company’s common stock over the term of the agreement, less a negotiated discount. The transactions are accounted for as equity transactions and are included in Treasury Stock when the shares are received, at which time there is an immediate reduction in the weighted average common shares calculation for basic and diluted earnings per share.
The following table provides the terms for each of the ASR agreements the Company entered into during the last three fiscal years. Each of these agreements followed the structure outlined above (amounts in millions):

Agreement Date	Settlement Date	Amount	Initial Shares Delivered	Additional Shares Delivered	Total Shares Delivered
Q1 2013	Q2 2013	$1,500	18.1	2.1	20.2
Q2 2013	Q3 2013	$1,700	19.6	2.4	22.0
Q3 2013	Q4 2013	$1,500	16.4	3.4	19.8
Q4 2013	Q4 2013	$1,500	15.0	3.9	18.9
Q1 2014	Q1 2014	$950	9.5	2.6	12.1
Q2 2014	Q3 2014	$1,750	16.9	4.5	21.4
Q1 2015	Q1 2015	$850	7.0	0.5	7.5
Q2 2015	Q3 2015	$1,500	12.0	1.3	13.3
Q3 2015	Q4 2015	$1,375	10.1	1.3	11.4
Q4 2015	Q4 2015	$1,500	9.7	1.7	11.4

8.	INCOME TAXES
The components of Earnings before Provision for Income Taxes for fiscal 2015, 2014 and 2013 were as follows (amounts in millions):

	Fiscal Year Ended
	January 31, 2016	February 1, 2015	February 2, 2014
United States	$10,207	$9,217	$7,770
Foreign	814	759	697
Total	$11,021	$9,976	$8,467
The Provision for Income Taxes consisted of the following (amounts in millions):

	Fiscal Year Ended
	January 31, 2016	February 1, 2015	February 2, 2014
Current:
Federal	$3,228	$2,884	$2,503
State	466	373	346
Foreign	296	258	265
	3,990	3,515	3,114
Deferred:
Federal	21	127	(12)
State	10	(11)	4
Foreign	(9)	—	(24)
	22	116	(32)
Total	$4,012	$3,631	$3,082
The Company’s combined federal, state and foreign effective tax rates for fiscal 2015, 2014 and 2013 were approximately 36.4%, 36.4% and 36.4%, respectively.
The reconciliation of the Provision for Income Taxes at the federal statutory rate of 35% to the actual tax expense for the applicable fiscal years was as follows (amounts in millions):

	Fiscal Year Ended
	January 31, 2016	February 1, 2015	February 2, 2014
Income taxes at federal statutory rate	$3,857	$3,492	$2,964
State income taxes, net of federal income tax benefit	309	235	227
Other, net	(154)	(96)	(109)
Total	$4,012	$3,631	$3,082

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of January 31, 2016 and February 1, 2015 were as follows (amounts in millions):

	January 31, 2016	February 1, 2015
Assets:
Deferred compensation	$269	$272
Accrued self-insurance liabilities	433	440
State income taxes	140	121
Non-deductible reserves	315	283
Net operating losses	58	45
Impairment of investment	—	30
Other	267	279
Total Deferred Tax Assets	1,482	1,470
Valuation Allowance	(3)	(6)
Total Deferred Tax Assets after Valuation Allowance	1,479	1,464

Liabilities:
Inventory	(129)	(61)
Property and equipment	(1,165)	(1,156)
Goodwill and other intangibles	(368)	(161)
Other	(116)	(234)
Total Deferred Tax Liabilities	(1,778)	(1,612)
Net Deferred Tax Liabilities	$(299)	$(148)
Current deferred tax assets and current deferred tax liabilities are netted by tax jurisdiction and noncurrent deferred tax assets and noncurrent deferred tax liabilities are netted by tax jurisdiction, and are included in the accompanying Consolidated Balance Sheets as follows (amounts in millions):

	January 31, 2016	February 1, 2015
Other Current Assets	$509	$444
Other Assets	48	51
Other Accrued Expenses	(2)	(1)
Deferred Income Taxes	(854)	(642)
Net Deferred Tax Liabilities	$(299)	$(148)
The Company believes that the realization of the deferred tax assets is more likely than not, based upon the expectation that it will generate the necessary taxable income in future periods, and except for certain net operating losses discussed below, no valuation reserves have been provided.
At January 31, 2016, the Company had federal, state and foreign net operating loss carryforwards available to reduce future taxable income, expiring at various dates beginning in 2016 to 2035. Management has concluded that it is more likely than not that the tax benefits related to the federal and state net operating losses will be realized. However, it is unlikely that the Company will be able to utilize certain foreign net operating losses. Therefore, a valuation allowance has been provided to reduce the deferred tax asset related to foreign net operating losses to an amount that is more likely than not to be realized. Total valuation allowances related to foreign net operating losses at January 31, 2016 and February 1, 2015 were $3 million and $6 million, respectively.

The Company has not provided for deferred income taxes on approximately $3.5 billion of undistributed earnings of international subsidiaries because of its intention to indefinitely reinvest these earnings outside the U.S. The determination of the amount of the unrecognized deferred income tax liability related to the undistributed earnings is not practicable; however, unrecognized foreign income tax credits would be available to reduce a portion of this liability.
The Company’s income tax returns are routinely examined by domestic and foreign tax authorities. In fiscal 2015, the Company settled its appeal of certain proposed examination adjustments with the Internal Revenue Service ("IRS") for fiscal years 2005 through 2007. One issue remains open for these fiscal years pending negotiations between the U.S. and Mexican tax authorities. The Company’s U.S. federal tax returns for fiscal years 2008 through 2012 are currently under examination by the IRS. There are also ongoing U.S. state and local and other foreign audits covering fiscal years 2005 through 2013. The Company does not expect the results from any income tax audit to have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.
Over the next twelve months, it is reasonably possible that the resolution of federal and state tax examinations could reduce the Company’s unrecognized tax benefits by $175 million. Final settlement of these audit issues may result in payments that are more or less than this amount, but the Company does not anticipate the resolution of these matters will result in a material change to its consolidated financial condition or results of operations.
Reconciliations of the beginning and ending amount of gross unrecognized tax benefits for fiscal 2015, 2014 and 2013 were as follows (amounts in millions):

	January 31, 2016	February 1, 2015	February 2, 2014
Unrecognized tax benefits balance at beginning of fiscal year	$765	$790	$638
Additions based on tax positions related to the current year	169	179	160
Additions for tax positions of prior years	126	34	52
Reductions for tax positions of prior years	(350)	(212)	(41)
Reductions due to settlements	(14)	(7)	(12)
Reductions due to lapse of statute of limitations	(7)	(19)	(7)
Unrecognized tax benefits balance at end of fiscal year	$689	$765	$790
The amount of unrecognized tax benefits that if recognized would affect the annual effective income tax rate on Net Earnings was $382 million, $318 million and $344 million as of January 31, 2016, February 1, 2015 and February 2, 2014, respectively.
Net adjustments to accruals for interest and penalties associated with uncertain tax positions resulted in expenses of $5 million, $2 million and $7 million in fiscal 2015, 2014 and 2013, respectively. Total accrued interest and penalties as of January 31, 2016 and February 1, 2015 were $89 million and $104 million, respectively. Interest and penalties are included in Interest Expense and SG&A, respectively, in the accompanying Consolidated Statements of Earnings.

9.	EMPLOYEE STOCK PLANS
The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan ("2005 Plan") and The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan ("1997 Plan" and collectively with the 2005 Plan, the "Plans") provide that incentive and non-qualified stock options, stock appreciation rights, restricted stock, performance shares, performance units and deferred shares may be issued to selected associates, officers and directors of the Company. Under the 2005 Plan, the maximum number of shares of the Company’s common stock authorized for issuance is 255 million shares, with any award other than a stock option or stock appreciation right reducing the number of shares available for issuance by 2.11 shares. As of January 31, 2016, there were 138 million shares available for future grants under the 2005 Plan. No additional equity awards could be issued from the 1997 Plan after the adoption of the 2005 Plan on May 26, 2005.
Under the terms of the Plans, incentive stock options and non-qualified stock options must have an exercise price at or above the fair market value of the Company’s stock on the date of the grant. Typically, incentive stock options and non-qualified stock options vest at the rate of 25% per year commencing on the first or second anniversary date of the grant and expire on the tenth anniversary date of the grant. Additionally, certain stock options may become non-forfeitable upon the associate reaching age 60, provided the associate has had five years of continuous service. The Company recognized $26 million, $23 million and $24 million of stock-based compensation expense in fiscal 2015, 2014 and 2013, respectively, related to stock options.
Restrictions on the restricted stock issued under the Plans generally lapse according to one of the following schedules: (1) the restrictions on the restricted stock lapse over various periods up to five years, (2) the restrictions on 25% of the restricted stock lapse upon the third and sixth anniversaries of the date of issuance with the remaining 50% of the restricted stock lapsing upon the associate’s attainment of age 62, or (3) the restrictions on 25% of the restricted stock lapse upon the third and sixth anniversaries of the date of issuance with the remaining 50% of the restricted stock lapsing upon the earlier of the associate’s attainment of age 60 or the tenth anniversary of the grant date. The Company has also granted performance shares under the Plans, the payout of which is dependent on the Company’s performance against target average return on invested capital and operating profit over a three-year performance cycle. Additionally, certain awards may become non-forfeitable upon the associate's attainment of age 60, provided the associate has had five years of continuous service. The fair value of the restricted stock and performance shares is expensed over the period during which the restrictions lapse. The Company recorded stock-based compensation expense related to restricted stock and performance shares of $180 million, $168 million and $171 million in fiscal 2015, 2014 and 2013, respectively.
In fiscal 2015, 2014 and 2013, there were an aggregate of 152 thousand, 206 thousand and 223 thousand deferred shares, respectively, granted under the Plans. For associates, each deferred share entitles the individual to one share of common stock to be received up to five years after the grant date of the deferred shares, subject to certain deferral rights of the associate. Additionally, certain awards may become non-forfeitable upon the associate reaching age 60, provided the associate has had five years of continuous service. The Company recorded stock-based compensation expense related to deferred shares of $15 million, $14 million and $14 million in fiscal 2015, 2014 and 2013, respectively.
The Company maintains two Employee Stock Purchase Plans ("ESPPs") (U.S. and non-U.S. plans). The plan for U.S. associates is a tax-qualified plan under Section 423 of the Internal Revenue Code. The non-U.S. plan is not a Section 423 plan. As of January 31, 2016, there were 22 million shares available under the plan for U.S associates and 19 million shares available under the non-U.S. plan. The purchase price of shares under the ESPPs is equal to 85% of the stock’s fair market value on the last day of the purchase period, which is a six-month period ending on December 31 and June 30 of each year. During fiscal 2015, there were 1 million shares purchased under the ESPPs at an average price of $102.69. Under the outstanding ESPPs as of January 31, 2016, employees have contributed $14 million to purchase shares at 85% of the stock’s fair market value on the last day (June 30, 2016) of the current purchase period. The Company recognized $23 million, $20 million and $19 million of stock-based compensation expense in fiscal 2015, 2014 and 2013, respectively, related to the ESPPs.
In total, the Company recorded stock-based compensation expense, including the expense of stock options, restricted stock, performance shares, deferred shares and ESPP shares, of $244 million, $225 million and $228 million, in fiscal 2015, 2014 and 2013, respectively.

The following table summarizes stock options outstanding at January 31, 2016, February 1, 2015 and February 2, 2014, and changes during the fiscal years ended on these dates (shares in thousands):

	Number of Shares	Weighted Average Exercise Price
Outstanding at February 3, 2013	16,617	$34.23
Granted	1,704	69.91
Exercised	(4,240)	31.71
Canceled	(122)	43.80
Outstanding at February 2, 2014	13,959	$39.26
Granted	1,912	81.84
Exercised	(4,387)	32.41
Canceled	(439)	56.26
Outstanding at February 1, 2015	11,045	$48.68
Granted	1,236	116.20
Exercised	(2,578)	37.53
Canceled	(237)	71.26
Outstanding at January 31, 2016	9,466	$59.97
The total intrinsic value of stock options exercised was $206 million, $234 million and $181 million in fiscal 2015, 2014 and 2013, respectively. As of January 31, 2016, there were approximately 9 million stock options outstanding with a weighted average remaining life of six years and an intrinsic value of $623 million. As of January 31, 2016, there were approximately 4 million stock options exercisable with a weighted average exercise price of $36.48, a weighted average remaining life of four years, and an intrinsic value of $347 million. As of January 31, 2016, there were approximately 8 million stock options vested or expected to ultimately vest. As of January 31, 2016, there was $37 million of unamortized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted average period of two years.
The following table summarizes restricted stock and performance shares outstanding at January 31, 2016, February 1, 2015 and February 2, 2014, and changes during the fiscal years ended on these dates (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at February 3, 2013	13,239	$37.18
Granted	3,092	68.44
Restrictions lapsed	(5,048)	30.67
Canceled	(827)	46.53
Outstanding at February 2, 2014	10,456	$48.82
Granted	2,963	76.71
Restrictions lapsed	(4,119)	39.90
Canceled	(804)	59.55
Outstanding at February 1, 2015	8,496	$61.86
Granted	2,102	111.18
Restrictions lapsed	(3,311)	51.83
Canceled	(600)	77.70
Outstanding at January 31, 2016	6,687	$80.90
As of January 31, 2016, there was $305 million of unamortized stock-based compensation expense related to restricted stock and performance shares, which is expected to be recognized over a weighted average period of two years. The total fair value of restricted stock and performance shares vesting during fiscal 2015, 2014 and 2013 was $382 million, $334 million and $353 million, respectively.

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
The Company’s contributions to the Benefit Plans and the restoration plan were $186 million, $182 million and $184 million for fiscal 2015, 2014 and 2013, respectively. At January 31, 2016, the Benefit Plans and the restoration plan held a total of 9 million shares of the Company’s common stock in trust for plan participants.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The assets and liabilities of the Company that are measured at fair value on a recurring basis as of January 31, 2016 and February 1, 2015 were as follows (amounts in millions):

	Fair Value at January 31, 2016 Using			Fair Value at February 1, 2015 Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative agreements - assets	$—	$213	$—	$—	$124	$—
Derivative agreements - liabilities	—	(82)	—	—	—	—
Total	$—	$131	$—	$—	$124	$—
The Company uses derivative financial instruments from time to time in the management of its interest rate exposure on long-term debt and its exposure on foreign currency fluctuations. The fair value of the Company’s derivative financial instruments was measured using level 2 inputs. The Company’s derivative agreements are discussed further in Note 6.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Long-lived assets, goodwill and other intangible assets were analyzed for impairment on a nonrecurring basis using fair value measurements with unobservable inputs (level 3). Impairment charges related to long-lived assets, goodwill and other intangible assets in fiscal 2015 and 2014 were not material, as further discussed in Note 1 under the captions "Impairment of Long-Lived Assets" and "Goodwill and Other Intangible Assets", respectively.
The estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for Interline were measured using unobservable inputs (level 3). See Note 3 for further discussion of the Interline acquisition.
The aggregate fair value of the Company’s senior notes, based on quoted market prices, was $21.8 billion and $19.0 billion at January 31, 2016 and February 1, 2015, respectively, compared to a carrying value of $20.2 billion and $16.2 billion at January 31, 2016 and February 1, 2015, respectively.

12.	BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES
The reconciliation of basic to diluted weighted average common shares for fiscal 2015, 2014 and 2013 was as follows (amounts in millions):

	Fiscal Year Ended
	January 31, 2016	February 1, 2015	February 2, 2014
Weighted average common shares	1,277	1,338	1,425
Effect of potentially dilutive securities:
Stock plans	6	8	9
Diluted weighted average common shares	1,283	1,346	1,434
Stock plans consist of shares granted under the Company’s employee stock plans as described in Note 9. Options to purchase 1 million, 1 million and 1 million shares of common stock at January 31, 2016, February 1, 2015 and February 2, 2014, respectively, were excluded from the computation of Diluted Earnings per Share because their effect would have been anti-dilutive.

13.	COMMITMENTS AND CONTINGENCIES
At January 31, 2016, the Company was contingently liable for approximately $422 million under outstanding letters of credit and open accounts issued for certain business transactions, including insurance programs, trade contracts and construction contracts. The Company’s letters of credit are primarily performance-based and are not based on changes in variable components, a liability or an equity security of the other party.
In addition to the Data Breach described below, the Company is involved in litigation arising from the normal course of business. In management’s opinion, this litigation is not expected to have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.
Data Breach
As previously reported, in the third quarter of fiscal 2014, the Company confirmed that its payment data systems were breached, which potentially impacted customers who used payment cards at self-checkout systems in the Company’s U.S. and Canadian stores (the "Data Breach").
Litigation, Claims and Government Investigations
In the second quarter of fiscal 2015, the payment card networks made claims against the Company for costs that they assert they or their issuing banks incurred in connection with the Data Breach, including incremental counterfeit fraud losses and non-ordinary course operating expenses (such as card reissuance costs), and the Company recorded an accrual for estimated probable losses it expected to incur in connection with those claims. In the third and fourth quarters of fiscal 2015, the Company entered into settlement agreements with American Express, Discover, MasterCard and Visa with respect to their claims.
In addition, at least 57 putative class actions have been filed in courts in the U.S. and Canada allegedly arising from the Data Breach. The U.S. class actions have been consolidated for pre-trial proceedings in the United States District Court for the Northern District of Georgia (the "District Court"). That court ordered that the individual class actions be administratively closed in favor of the filing of consolidated class action complaints on behalf of customers and financial institutions allegedly harmed by the Data Breach. In the third quarter of fiscal 2015, the Company recorded an accrual for estimated probable losses that it expects to incur in connection with the U.S. customer class actions. In the fourth quarter of fiscal 2015, the Company agreed in principle to settlement terms that, upon approval of the District Court, will resolve and dismiss the claims asserted in the U.S. customer class actions.
The accruals for estimated probable losses in connection with the payment card networks’ claims and the U.S. customer class actions are based on currently available information associated with those matters. These estimates may change as new information becomes available or circumstances change.
Other claims have been and may be asserted against the Company on behalf of customers, payment card issuing banks, shareholders or others seeking damages or other related relief allegedly arising from the Data Breach. In the third quarter of fiscal 2015, two purported shareholder derivative actions were filed in the District Court against certain present and former members of the Company’s Board of Directors and executive officers. The Company was also named as a nominal defendant in both suits, which together assert claims for breaches of fiduciary duty, waste of corporate assets and violations of the Securities Exchange Act of 1934. In the first quarter of fiscal 2016, the two actions were consolidated into a single derivative complaint. The complaint seeks unspecified damages, equitable relief to reform the Company’s corporate governance structure, restitution, disgorgement of profits, benefits and other compensation obtained by the defendants, and reasonable costs and expenses. In addition, several state and federal agencies, including State Attorneys General, are investigating events related to the Data Breach, including how it occurred, its consequences and the Company’s responses. The Company is cooperating in the governmental investigations, and the Company may be subject to fines or other obligations. While a loss from these matters, including the Canadian class actions and the U.S. financial institution class actions, is reasonably possible, the Company is not able to estimate the costs, or range of costs, related to these matters because the proceedings remain in the early stages, alleged damages have not been specified, there is uncertainty as to the likelihood of a class or classes being certified or the ultimate size of any class if certified, and there are significant factual and legal issues to be resolved. The Company has not concluded that a loss from these matters is probable; therefore, the Company has not recorded an accrual for litigation, claims and governmental investigations related to these matters in fiscal 2015. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. The Company believes that the ultimate amount paid on these actions, claims and investigations could have an adverse effect on the Company’s consolidated financial condition, results of operations or cash flows in future periods.
Expenses Incurred and Amounts Accrued
In fiscal 2015, the Company recorded $198 million of pretax gross expenses related to the Data Breach, partially offset by $70 million of expected insurance proceeds, for pretax net expenses of $128 million. Since the Data Breach occurred, the Company has recorded $261 million of pretax gross expenses related to the Data Breach, partially offset by $100 million of expected insurance proceeds, for pretax net expenses of $161 million. These expenses include costs to investigate the Data Breach; provide identity protection services, including credit monitoring, to impacted customers; increase call center staffing; and pay legal and other professional services, all of which were expensed as incurred. Expenses also include the accruals for estimated probable losses that the Company has incurred or expects to incur in connection with the claims made by the payment card networks and the U.S. customer class actions. These expenses are included in SG&A expenses in the accompanying Consolidated Statements of Earnings.
At January 31, 2016, accrued liabilities and insurance receivable related to the Data Breach consisted of the following (amounts in millions):

	Accrued Liabilities	Insurance Receivable
(Expenses incurred) insurance receivable recorded in fiscal 2014	$(63)	$30
Payments made (received) in fiscal 2014	51	(10)
Balance at February 1, 2015	(12)	20
(Expenses incurred) insurance receivable recorded in fiscal 2015	(198)	70
Payments made (received) in fiscal 2015	176	(20)
Balance at January 31, 2016	$(34)	$70
Future Costs
The Company expects to incur additional legal and other professional services expenses associated with the Data Breach in future periods and will recognize these expenses as services are received. Costs related to the Data Breach that may be incurred in future periods may include additional liabilities to payment card networks and impacted customers; liabilities from current and future civil litigation, governmental investigations and enforcement proceedings; future expenses for legal, investigative and consulting fees; and incremental expenses and capital investments for remediation activities. The Company believes that the ultimate amount paid on these services and claims could have an adverse effect on the Company’s consolidated financial condition, results of operations or cash flows in future periods.

Insurance Coverage
The Company maintained $100 million of network security and privacy liability insurance coverage in fiscal 2014, above a $7.5 million deductible, to limit the Company’s exposure to losses such as those related to the Data Breach. As of January 31, 2016, the Company had received initial payments totaling $30 million of insurance reimbursements under the fiscal 2014 policy, and expects to receive additional payments. The Company maintained $100 million of network security and privacy liability insurance coverage in fiscal 2015, above a $10 million deductible, to limit the Company’s exposure to similar losses. In the first quarter of fiscal 2016, the Company entered into a new policy, with $100 million of network security and privacy liability insurance coverage, above a $10 million deductible, to limit the Company’s exposure to similar losses.

14.	QUARTERLY FINANCIAL DATA (UNAUDITED)
The following is a summary of the quarterly consolidated results of operations for the fiscal years ended January 31, 2016 and February 1, 2015 (amounts in millions, except per share data):

	Net Sales	Gross Profit	Net Earnings	Basic Earnings per Share	Diluted Earnings per Share
Fiscal Year Ended January 31, 2016:
First Quarter	$20,891	$7,179	$1,579	$1.22	$1.21
Second Quarter	24,829	8,365	2,234	1.74	1.73
Third Quarter	21,819	7,565	1,725	1.36	1.35
Fourth Quarter	20,980	7,156	1,471	1.17	1.17
Fiscal Year	$88,519	$30,265	$7,009	$5.49	$5.46
Fiscal Year Ended February 1, 2015:
First Quarter	$19,687	$6,757	$1,379	$1.01	$1.00
Second Quarter	23,811	8,007	2,050	1.52	1.52
Third Quarter	20,516	7,043	1,537	1.16	1.15
Fourth Quarter	19,162	6,582	1,379	1.06	1.05
Fiscal Year	$83,176	$28,389	$6,345	$4.74	$4.71
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
There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended January 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item, other than the information regarding the executive officers of the Company set forth below, is incorporated by reference to the sections entitled "Election of Directors", "Corporate Governance", "General" and "Audit Committee Report" in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders (the "Proxy Statement").
Executive officers of the Company are appointed by, and serve at the pleasure of, the Board of Directors. The current executive officers of the Company are as follows:
ANN-MARIE CAMPBELL, age 50, has been Executive Vice President – U.S. Stores since February 2016. From January 2009 to February 2016, she served as Division President of the Southern Division, and from December 2005 to January 2009, she served as Vice President – Vendor Services. Ms. Campbell began her career with The Home Depot in 1985 as a cashier and has held roles of increasing responsibility since she joined the Company, including vice president roles in the Company’s operations, merchandising and marketing departments. She serves as a director of Barnes & Noble, Inc., a retail bookseller, and Potbelly Corporation, a chain of neighborhood sandwich shops.
MATTHEW A. CAREY, age 51, has been Executive Vice President and Chief Information Officer since September 2008. From January 2006 through August 2008, he served as Senior Vice President and Chief Technology Officer at eBay Inc., an online commerce platform. Mr. Carey was previously with Wal-Mart Stores, Inc., a general merchandise retailer, from June 1985 to December 2005. His final position with Wal-Mart was Senior Vice President and Chief Technology Officer.
TIMOTHY M. CROW, age 60, has been Executive Vice President – Human Resources since February 2007. From March 2005 through February 2007, he served as Senior Vice President – Human Resources, Organization, Talent and Performance Systems, and he served as Vice President – Human Resources, Performance Systems from May 2002 through March 2005. Mr. Crow previously served as Senior Vice President – Human Resources of Kmart Corporation, a general merchandise retailer, from May 1999 through May 2002.
EDWARD P. DECKER, age 53, has been Executive Vice President – Merchandising since August 2014. From October 2006 through July 2014, he served as Senior Vice President – Retail Finance, Pricing Analytics and Assortment Planning. Mr. Decker joined The Home Depot in 2000 and held various strategic planning roles, including serving as Vice President –Strategic Business Development from November 2002 to April 2006 and Senior Vice President – Strategic Business and Asset Development from April 2006 to September 2006. Prior to joining the Company, Mr. Decker held various positions in strategic planning, business development, finance and treasury at Kimberly-Clark Corp. and Scott Paper Co., both of which are consumer products companies.
MARK Q. HOLIFIELD, age 59, has been Executive Vice President – Supply Chain and Product Development since February 2014. From July 2006 through February 2014, he served as Senior Vice President – Supply Chain. Mr. Holifield was previously with Office Depot, Inc., an office products and services company, from 1994 through July 2006, where he served in variety of supply chain positions, including Executive Vice President of Supply Chain Management.
WILLIAM G. LENNIE, age 60, has been Executive Vice President – Outside Sales & Service since August 2015. From March 2011 through January 2016, he served as President of The Home Depot Canada, and he served as Senior Vice President – International Merchandising, Private Brands and Global Sourcing from March 2009 through March 2011. Mr. Lennie originally joined the Company in 1992 and held roles of increasing responsibility in the Company’s merchandising department. In 2006, Mr. Lennie left the Company to be Senior Vice President of Merchandising, Hardlines for Dick’s Sporting Goods, Inc., a sporting goods retailer, before re-joining The Home Depot in 2009.
CRAIG A. MENEAR, age 58, has been our Chief Executive Officer and President since November 2014 and our Chairman since February 2015. He previously served as our President, U.S. Retail from February 2014 to October 2014. From April 2007 through February 2014, he served as Executive Vice President – Merchandising, and from August 2003 through April 2007, he served as Senior Vice President – Merchandising. From 1997 through August 2003, Mr. Menear served in various management and vice president level positions in the Company’s merchandising department, including Merchandising Vice President of Hardware, Merchandising Vice President of the Southwest Division, and Divisional Merchandise Manager of the Southwest Division.
TERESA WYNN ROSEBOROUGH, age 57, has been Executive Vice President, General Counsel and Corporate Secretary since November 2011. From April 2006 through November 2011, Ms. Roseborough served in several legal positions with

MetLife, Inc., a provider of insurance and other financial services, including Senior Chief Counsel – Compliance & Litigation and most recently as Deputy General Counsel. Prior to joining MetLife, Ms. Roseborough was a partner with the law firm Sutherland Asbill & Brennan LLP from February 1996 through March 2006 and a Deputy Assistant Attorney General in the Office of Legal Counsel of the United States Department of Justice from January 1994 through February 1996. Ms. Roseborough serves as a director of The Hartford Financial Services Group, Inc., an investment and insurance company.
CAROL B. TOMÉ, age 59, has been Chief Financial Officer since May 2001 and Executive Vice President – Corporate Services since January 2007. Prior thereto, Ms. Tomé served as Senior Vice President – Finance and Accounting/Treasurer from February 2000 through May 2001 and as Vice President and Treasurer from 1995 through February 2000. From 1992 until 1995, when she joined the Company, Ms. Tomé was Vice President and Treasurer of Riverwood International Corporation, a provider of paperboard packaging. Ms. Tomé serves as a director of United Parcel Service, Inc., a package delivery company.

Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the sections entitled "Executive Compensation", "Director Compensation" and "Leadership Development and Compensation Committee Report" in the Company’s Proxy Statement.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the section entitled "Corporate Governance" in the Company’s Proxy Statement.

Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to the section entitled "Independent Registered Public Accounting Firm’s Fees" in the Company’s Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.
(a)(1)  Financial Statements
The following financial statements are set forth in Item 8 hereof:

—	Management’s Responsibility for Financial Statements and Management’s Report on Internal Control Over Financial Reporting; and

—	Reports of Independent Registered Public Accounting Firm.

—	Consolidated Balance Sheets as of January 31, 2016 and February 1, 2015;

—	Consolidated Statements of Earnings for the fiscal years ended January 31, 2016, February 1, 2015 and February 2, 2014;

—	Consolidated Statements of Comprehensive Income for the fiscal years ended January 31, 2016, February 1, 2015 and February 2, 2014;

—	Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 31, 2016, February 1, 2015 and February 2, 2014;

—	Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2016, February 1, 2015 and February 2, 2014;

—	Notes to Consolidated Financial Statements;

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

*3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q for the fiscal quarter ended July 31, 2011, Exhibit 3.1]

*3.2	By-Laws of The Home Depot, Inc. (Amended and Restated Effective March 3, 2016) [Form 8-K filed on March 8, 2016, Exhibit 3.2]

*4.1	Indenture, dated as of May 4, 2005, between The Home Depot, Inc. and The Bank of New York Trust Company, N.A., as Trustee. [Form S-3 (File No. 333-124699) filed May 6, 2005, Exhibit 4.1]

*4.2	Indenture, dated as of August 24, 2012 between The Home Depot, Inc. and Deutsche Bank Trust Company Americas, as Trustee. [Form S-3 (File No. 333-183621) filed August 29, 2012, Exhibit 4.3]

*4.3	Form of 5.40% Senior Note due March 1, 2016. [Form 8-K filed March 23, 2006, Exhibit 4.2]

*4.4	Form of 5.875% Senior Note due December 16, 2036. [Form 8-K filed December 19, 2006, Exhibit 4.3]

*4.5	Form of 3.95% Senior Note due September 15, 2020. [Form 8-K filed September 10, 2010, Exhibit 4.1]

*4.6	Form of 5.40% Senior Note due September 15, 2040. [Form 8-K filed September 10, 2010, Exhibit 4.2]

*4.7	Form of 4.40% Senior Note due April 1, 2021. [Form 8-K filed March 31, 2011, Exhibit 4.1]

*4.8	Form of 5.95% Senior Note due April 1, 2041. [Form 8-K filed March 31, 2011, Exhibit 4.2]

*4.9	Form of 2.70% Senior Note due April 1, 2023. [Form 8-K filed April 5, 2013, Exhibit 4.2]

*4.10	Form of 4.20% Senior Note due April 1, 2043. [Form 8-K filed April 5, 2013, Exhibit 4.3]

*4.11	Form of 2.25% Senior Note due September 10, 2018. [Form 8-K filed September 10, 2013, Exhibit 4.2]

*4.12	Form of 3.75% Senior Note due February 15, 2024. [Form 8-K filed September 10, 2013, Exhibit 4.3]

*4.13	Form of 4.875% Senior Note due February 15, 2044. [Form 8-K filed September 10, 2013, Exhibit 4.4]

*4.14	Form of 2.00% Senior Note due June 15, 2019. [Form 8-K filed June 12, 2014, Exhibit 4.2]

*4.15	Form of 4.40% Senior Note due March 15, 2045. [Form 8-K filed June 12, 2014, Exhibit 4.3]

*4.16	Form of 2.625% Senior Notes due June 1, 2022. [Form 8-K filed June 2, 2015, Exhibit 4.2]

*4.17	Form of 4.250% Senior Notes due April 1, 2046. [Form 8-K filed June 2, 2015, Exhibit 4.3]

*4.18	Form of Floating Rate Notes due September 15, 2017. [Form 8-K filed September 15, 2015, Exhibit 4.2]

*4.19	Form of 3.35% Notes due September 15, 2025. [Form 8-K filed September 15, 2015, Exhibit 4.3]

*4.20	Form of 2.000% Senior Notes due April 1, 2021. [Form 8-K filed February 12, 2016, Exhibit 4.2]

*4.21	Form of 3.000% Senior Notes due April 1, 2026. [Form 8-K filed February 12, 2016, Exhibit 4.3]

*4.22	Form of 4.250% Senior Notes due April 1, 2046. [Form 8-K filed February 12, 2016, Exhibit 4.4]

*10.1†	The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan. [Form 10-Q for the fiscal quarter ended August 4, 2002, Exhibit 10.1]

*10.2†	Form of Executive Employment Death Benefit Agreement. [Form 10-K for the fiscal year ended February 3, 2013, Exhibit 10.2]

*10.3†	The Home Depot Deferred Compensation Plan for Officers (As Amended and Restated Effective January 1, 2008). [Form 8-K filed on August 20, 2007, Exhibit 10.1]

*10.4†	Amendment No. 1 to The Home Depot Deferred Compensation Plan for Officers (As Amended and Restated Effective January 1, 2008). [Form 10-K for the fiscal year ended January 31, 2010, Exhibit 10.4]

*10.5†	The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan. [Form 10-Q for the fiscal quarter ended May 5, 2013, Exhibit 10.1]

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

*10.20†
Form of Executive Officer Equity Award Terms and Conditions Agreement Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 6, 2013, Exhibit 10.1]

*10.21†
Form of Executive Officer Equity Award Agreement (Nonqualified Stock Option) Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 8, 2016, Exhibit 10.1]

*10.22†
Form of Executive Officer Equity Award Agreement (Performance Based Restricted Stock) Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 8, 2016, Exhibit 10.2]

*10.23†
Form of Executive Officer Equity Award Agreement (Performance Shares) Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 8, 2016, Exhibit 10.3]

*10.24†	Employment Arrangement between Francis S. Blake and The Home Depot, Inc., dated October 16, 2014 (Chairman). [Form 10-Q for the fiscal quarter ended November 2, 2014, Exhibit 10.1]

*10.25†
Employment Arrangement between Craig A. Menear and The Home Depot, Inc., dated April 25, 2007 (Executive Vice President – Merchandising). [Form 10-K for the fiscal year ended February 3, 2008, Exhibit 10.47]

*10.26†	Employment Arrangement between Craig A. Menear and The Home Depot, Inc., dated February 27, 2014 (President, U.S. Retail). [Form 10-Q for the fiscal quarter ended May 4, 2014, Exhibit 10.1]

*10.27†
Employment Arrangement between Craig A. Menear and The Home Depot, Inc., dated October 16, 2014 (Chief Executive Officer and President). [Form 10-Q for the fiscal quarter ended November 2, 2014, Exhibit 10.2]

*10.28†	Employment Arrangement between Carol B. Tomé and The Home Depot, Inc., dated January 22, 2007. [Form 8- K/A filed on January 24, 2007, Exhibit 10.2]

*10.29†	Code Section 409A Amendment to Employment Arrangement between Carol B. Tomé and The Home Depot, Inc., dated December 21, 2012. [Form 10-K for the fiscal year ended February 3, 2013, Exhibit 10.22]

*10.30†	Employment Arrangement between Marvin R. Ellison and The Home Depot, Inc., dated August 27, 2008. [Form 10-K for the fiscal year ended January 31, 2010, Exhibit 10.35]

*10.31†	Employment Arrangement between Matthew A. Carey and The Home Depot, Inc., dated August 22, 2008, as amended on September 3, 2008. [Form 10-K for the fiscal year ended January 30, 2011, Exhibit 10.36]

*10.32†	Employment Arrangement between Mark Q. Holifield and The Home Depot, Inc., dated February 27, 2014. [Form 10-K for the fiscal year ended February 1, 2015, Exhibit 10.30]

*10.33†	Employment Arrangement between Timothy M. Crow and The Home Depot, Inc., dated February 22, 2007. [Form 10-K for the fiscal year ended February 1, 2015, Exhibit 10.31]

10.34†	Employment Arrangement between Marc D. Powers and The Home Depot, Inc., dated October 16, 2014.

10.35†	Separation Agreement & Release between Marc D. Powers and The Home Depot, Inc., dated January 28, 2016.

12	Statement of Computation of Ratio of Earnings to Fixed Charges.

21	List of Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1‡	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Annual Report on Form 10-K for the fiscal year ended January 31, 2016, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

—————

†	Management contract or compensatory plan or arrangement.

‡	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of the SEC’s Regulation S-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HOME DEPOT, INC. (Registrant)

By:	/s/ CRAIG A. MENEAR
(Craig A. Menear, Chairman, Chief Executive Officer and President)

Date:	March 23, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CRAIG A. MENEAR	Chairman, Chief Executive Officer and President (Principal Executive Officer)	March 23, 2016
(Craig A. Menear)

/s/ CAROL B. TOMÉ	Chief Financial Officer and Executive Vice President – Corporate Services (Principal Financial Officer and Principal Accounting Officer)	March 23, 2016
(Carol B. Tomé)

/s/ GERARD J. ARPEY	Director	March 23, 2016
Gerard J. Arpey

/s/ ARI BOUSBIB	Director	March 23, 2016
(Ari Bousbib)

/s/ GREGORY D. BRENNEMAN	Director	March 23, 2016
(Gregory D. Brenneman)

/s/ J. FRANK BROWN	Director	March 23, 2016
(J. Frank Brown)

/s/ ALBERT P. CAREY	Director	March 23, 2016
(Albert P. Carey)

/s/ ARMANDO CODINA	Director	March 23, 2016
(Armando Codina)

/s/ HELENA B. FOULKES	Director	March 23, 2016
(Helena B. Foulkes)

/s/ LINDA R. GOODEN	Director	March 23, 2016
(Linda R. Gooden)

/s/ WAYNE M. HEWETT	Director	March 23, 2016
(Wayne M. Hewett)

/s/ KAREN L. KATEN	Director	March 23, 2016
(Karen L. Katen)

/s/ MARK VADON	Director	March 23, 2016
(Mark Vadon)

Five-Year Summary of Financial and Operating Results
The Home Depot, Inc. and Subsidiaries

amounts in millions, except where noted	2015	2014	2013	2012(1)	2011
STATEMENT OF EARNINGS DATA
Net sales	$88,519	$83,176	$78,812	$74,754	$70,395
Net sales increase (%)	6.4	5.5	5.4	6.2	3.5
Earnings before provision for income taxes	11,021	9,976	8,467	7,221	6,068
Net earnings	7,009	6,345	5,385	4,535	3,883
Net earnings increase (%)	10.5	17.8	18.7	16.8	16.3
Diluted earnings per share ($)	5.46	4.71	3.76	3.00	2.47
Diluted earnings per share increase (%)	15.9	25.3	25.3	21.5	22.9
Diluted weighted average number of common shares	1,283	1,346	1,434	1,511	1,570
Gross margin – % of sales(2)	34.2	34.1	34.2	34.0	33.9
Total operating expenses – % of sales(2)	20.9	21.5	22.5	23.6	24.4
Interest and other, net – % of sales	0.9	0.6	0.9	0.7	0.8
Earnings before provision for income taxes – % of sales	12.5	12.0	10.7	9.7	8.6
Net earnings – % of sales	7.9	7.6	6.8	6.1	5.5
BALANCE SHEET DATA AND FINANCIAL RATIOS
Total assets	$42,549	$39,946	$40,518	$41,084	$40,518
Working capital	4,467	4,033	4,530	3,910	5,144
Merchandise inventories	11,809	11,079	11,057	10,710	10,325
Net property and equipment	22,191	22,720	23,348	24,069	24,448
Long-term debt	20,888	16,869	14,691	9,475	10,758
Stockholders’ equity	6,316	9,322	12,522	17,777	17,898
Long-term debt-to-equity (%)	330.7	181.0	117.3	53.3	60.1
Total debt-to-equity (%)	337.5	184.5	117.6	60.7	60.3
Current ratio	1.36:1	1.36:1	1.42:1	1.34:1	1.55:1
Inventory turnover(2)	4.9x	4.7x	4.6x	4.5x	4.3x
Return on invested capital (%)	28.0	24.9	20.9	17.0	14.9
STATEMENT OF CASH FLOWS DATA
Depreciation and amortization	$1,863	$1,786	$1,757	$1,684	$1,682
Capital expenditures	1,503	1,442	1,389	1,312	1,221
Cash dividends per share ($)	2.360	1.880	1.560	1.160	1.040
STORE DATA
Number of stores	2,274	2,269	2,263	2,256	2,252
Square footage at fiscal year-end	237	236	236	235	235
Average square footage per store (in thousands)	104	104	104	104	104
STORE SALES AND OTHER DATA
Comparable store sales increase (%)(3)(4)	5.6	5.3	6.8	4.6	3.4
Sales per square foot ($)(4)	371	352	334	319	299
Number of customer transactions(4)	1,501	1,442	1,391	1,364	1,318
Average ticket ($)(4)	58.77	57.87	56.78	54.89	53.28
Number of associates at fiscal year-end (in thousands)	385	371	365	340	331

(1)	Fiscal year 2012 includes 53 weeks; all other fiscal years reported include 52 weeks.

(2)
In fiscal 2015, the Company changed its accounting policy for shipping and handling costs from the Company’s stores, locations or distribution centers to customers and for online fulfillment center costs. This change in accounting policy has been applied retrospectively. See Note 2 to the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data".

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

(4)	These amounts do not include results for the Interline acquisition that was completed in the third quarter of fiscal 2015.

F-1

INDEX OF ATTACHED EXHIBITS

10.34†	Employment Arrangement between Marc D. Powers and The Home Depot, Inc., dated October 16, 2014.

10.35†	Separation Agreement & Release between Marc D. Powers and The Home Depot, Inc., dated January 28, 2016.

12	Statement of Computation of Ratio of Earnings to Fixed Charges.

21	List of Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1‡	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Annual Report on Form 10-K for the fiscal year ended January 31, 2016, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.

‡	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of the SEC’s Regulation S-K.