Form 10-Q
period 2016-05-01
HOME DEPOT INC
filed 2016-05-24
CIK 354950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2016
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
1,244,007,307 shares of common stock, $0.05 par value, as of May 17, 2016

THE HOME DEPOT, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

amounts in millions, except share and per share data	May 1, 2016	January 31, 2016
ASSETS
Current Assets:
Cash and Cash Equivalents	$3,257	$2,216
Receivables, net	1,989	1,890
Merchandise Inventories	13,219	11,809
Other Current Assets	545	569
Total Current Assets	19,010	16,484
Property and Equipment, at cost	39,815	39,266
Less Accumulated Depreciation and Amortization	17,572	17,075
Net Property and Equipment	22,243	22,191
Goodwill	2,123	2,102
Other Assets	1,200	1,196
Total Assets	$44,576	$41,973
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-Term Debt	$—	$350
Accounts Payable	8,711	6,565
Accrued Salaries and Related Expenses	1,339	1,515
Sales Taxes Payable	679	476
Deferred Revenue	1,607	1,566
Income Taxes Payable	829	34
Current Installments of Long-Term Debt	44	77
Other Accrued Expenses	1,940	1,941
Total Current Liabilities	15,149	12,524
Long-Term Debt, excluding current installments	20,904	20,789
Other Long-Term Liabilities	1,885	1,965
Deferred Income Taxes	303	379
Total Liabilities	38,241	35,657
STOCKHOLDERS’ EQUITY
Common Stock, par value $0.05; authorized: 10 billion shares; issued: 1.774 billion shares at May 1, 2016 and 1.772 billion shares at January 31, 2016; outstanding: 1.245 billion shares at May 1, 2016 and 1.252 billion shares at January 31, 2016	88	88
Paid-In Capital	9,362	9,347
Retained Earnings	31,907	30,973
Accumulated Other Comprehensive Loss	(578)	(898)
Treasury Stock, at cost, 529 million shares at May 1, 2016 and 520 million shares at January 31, 2016	(34,444)	(33,194)
Total Stockholders’ Equity	6,335	6,316
Total Liabilities and Stockholders’ Equity	$44,576	$41,973
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended
amounts in millions, except per share data	May 1, 2016	May 3, 2015
NET SALES	$22,762	$20,891
Cost of Sales	14,971	13,712
GROSS PROFIT	7,791	7,179
Operating Expenses:
Selling, General and Administrative	4,281	4,163
Depreciation and Amortization	433	419
Total Operating Expenses	4,714	4,582
OPERATING INCOME	3,077	2,597
Interest and Other (Income) Expense:
Interest and Investment Income	(7)	(4)
Interest Expense	244	197
Interest and Other, net	237	193
EARNINGS BEFORE PROVISION FOR INCOME TAXES	2,840	2,404
Provision for Income Taxes	1,037	825
NET EARNINGS	$1,803	$1,579

Weighted Average Common Shares	1,247	1,298
BASIC EARNINGS PER SHARE	$1.45	$1.22
Diluted Weighted Average Common Shares	1,252	1,305
DILUTED EARNINGS PER SHARE	$1.44	$1.21
Dividends Declared per Share	$0.69	$0.59
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
amounts in millions	May 1, 2016	May 3, 2015
Net Earnings	$1,803	$1,579
Other Comprehensive Income:
Foreign Currency Translation Adjustments	309	111
Cash Flow Hedges, net of tax	11	14
Total Other Comprehensive Income	320	125
COMPREHENSIVE INCOME	$2,123	$1,704
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
amounts in millions	May 1, 2016	May 3, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$1,803	$1,579
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	486	454
Stock-Based Compensation Expense	72	69
Changes in Assets and Liabilities:
Receivables, net	(57)	(347)
Merchandise Inventories	(1,319)	(1,198)
Other Current Assets	44	70
Accounts Payable and Accrued Expenses	1,828	2,128
Deferred Revenue	30	131
Income Taxes Payable	844	704
Deferred Income Taxes	(78)	(100)
Other	(17)	(86)
Net Cash Provided by Operating Activities	3,636	3,404
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(325)	(322)
Proceeds from Sales of Property and Equipment	4	5
Net Cash Used in Investing Activities	(321)	(317)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of Short-Term Borrowings, net	(350)	(290)
Proceeds from Long-Term Borrowings, net of discounts	2,989	—
Repayments of Long-Term Debt	(3,012)	(10)
Repurchases of Common Stock	(1,157)	(1,125)
Proceeds from Sales of Common Stock	29	47
Cash Dividends Paid to Stockholders	(862)	(769)
Other Financing Activities	25	146
Net Cash Used in Financing Activities	(2,338)	(2,001)
Change in Cash and Cash Equivalents	977	1,086
Effect of Exchange Rate Changes on Cash and Cash Equivalents	64	18
Cash and Cash Equivalents at Beginning of Period	2,216	1,723
Cash and Cash Equivalents at End of Period	$3,257	$2,827
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2016, as filed with the Securities and Exchange Commission.
Business
The Home Depot, Inc., together with its subsidiaries (the "Company"), is a home improvement retailer that sells a wide assortment of building materials, home improvement products and lawn and garden products and provides a number of services to do-it-yourself customers, do-it-for-me customers and professional customers. The Home Depot stores, which are full-service, warehouse-style stores averaging approximately 104,000 square feet of enclosed space, with approximately 24,000 additional square feet of outside garden area, stock approximately 30,000 to 40,000 different kinds of products. The Company also offers a significantly broader product assortment through its Home Depot, Home Decorators Collection and Blinds.com websites.
Valuation Reserves
As of May 1, 2016 and January 31, 2016, the valuation allowances for Merchandise Inventories and uncollectible Receivables were not material.
Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, "Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting", which makes several modifications to the accounting for employee share-based payment transactions, including the requirement to recognize the income tax effects of awards that vest or settle as income tax expense. This guidance also clarifies the presentation of certain components of share-based awards in the statement of cash flows. This guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods, and early adoption is permitted. The Company is evaluating the effect that ASU No. 2016-09 will have on its Consolidated Financial Statements and related disclosures.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)", which requires an entity that is a lessee to recognize the assets and liabilities arising from leases on the balance sheet. This guidance also requires disclosures about the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, using a modified retrospective approach, and early adoption is permitted. The Company is evaluating the effect that ASU No. 2016-02 will have on its Consolidated Financial Statements and related disclosures.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)", which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. ASU No. 2014-09 supersedes most existing revenue recognition guidance in U.S. GAAP, and it permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date", which delayed the effective date of ASU No. 2014-09 by one year. As a result, ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within those annual periods. In the first quarter of fiscal 2016, the FASB issued guidance clarifying the interpretation of certain principles of ASU No. 2014-09. The Company is evaluating the effect that this revenue recognition guidance will have on its Consolidated Financial Statements and related disclosures.

THE HOME DEPOT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Reclassifications
Certain amounts in prior fiscal periods have been reclassified to conform with the presentation adopted in the current fiscal periods. See Note 2 to the Consolidated Financial Statements included in this report.

2.	RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
On February 1, 2016, the Company adopted ASU No. 2015-03, "Interest–Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs". Under ASU No. 2015-03, debt issuance costs related to a recognized debt liability are presented as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The adoption of ASU No. 2015-03 has been applied retrospectively and accordingly, the Company's Consolidated Balance Sheet as of January 31, 2016 has been reclassified to reflect this adoption. The impact of this reclassification was a decrease of $99 million to Other Assets, and a corresponding decrease to Long-Term Debt, excluding current installments, as of January 31, 2016.
Also on February 1, 2016, the Company early adopted ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes". Under ASU No. 2015-17, deferred tax assets and liabilities are presented as noncurrent in a classified balance sheet. The adoption of ASU No. 2015-17 has been applied retrospectively and accordingly, the Company's Consolidated Balance Sheet as of January 31, 2016 has been reclassified to reflect this adoption. The impact of this reclassification was a decrease of $509 million to Other Current Assets, an increase of $32 million to Other Assets, a decrease of $2 million to Other Accrued Expenses and a $475 million decrease to Deferred Income Taxes as of January 31, 2016. All future deferred tax assets and liabilities will be presented as noncurrent.

3.	LONG-TERM DEBT
In February 2016, the Company issued $1.35 billion of 2.00% senior notes due April 1, 2021 (the "2021 notes") at a discount of $5 million, $1.3 billion of 3.00% senior notes due April 1, 2026 (the "2026 notes") at a discount of $8 million, and $350 million of 4.25% senior notes due April 1, 2046 (the "2046 notes") at a premium of $2 million (together, the "February 2016 issuance"). The 2046 notes form a single series with the Company's $1.25 billion of 4.25% senior notes due April 1, 2046 that were issued in May 2015, and have the same terms. The aggregate principal amount outstanding of the Company's senior notes due April 1, 2046 is $1.6 billion. Interest on the 2021 and 2026 notes is due semi-annually on April 1 and October 1 of each year, beginning October 1, 2016. Interest on the 2046 notes is due semi-annually on April 1 and October 1 of each year, beginning April 1, 2016, with interest accruing from October 1, 2015. The $13 million discount associated with the 2021 and 2026 notes and the $2 million premium associated with the 2046 notes are being amortized over the term of the notes using the effective interest rate method. Issuance costs of $17 million associated with the February 2016 issuance were recorded as a direct deduction to the senior notes and are being amortized over the term of the notes. The net proceeds of the February 2016 issuance were used to repay the Company's 5.40% senior notes that matured on March 1, 2016.
All of the Company's senior notes, other than the $500 million of floating rate senior notes due September 15, 2017, may be redeemed by the Company at any time, in whole or in part, at the redemption price plus accrued interest up to the redemption date. The redemption price is equal to the greater of (1) 100% of the principal amount of the notes to be redeemed, and (2) the sum of the present values of the remaining scheduled payments of principal and interest to the Par Call Date, as defined in the respective notes. Additionally, if a Change in Control Triggering Event occurs, as defined in the notes, holders of all notes have the right to require the Company to redeem those notes at 101% of the aggregate principal amount of the notes plus accrued interest up to the redemption date. The Company is generally not limited under the indentures governing the notes in its ability to incur additional indebtedness or required to maintain financial ratios or specified levels of net worth or liquidity. Further, while the indentures governing the notes contain various restrictive covenants, none are expected to impact the Company's liquidity or capital resources.
In fiscal 2015, the Company entered into forward starting interest rate swap agreements with a combined notional amount of $1.0 billion, accounted for as cash flow hedges, to hedge interest rate fluctuations in anticipation of the February 2016 issuance. In connection with the February 2016 issuance, the Company paid $89 million to settle these forward starting interest rate swap agreements. This amount, net of income taxes, is included in Accumulated Other Comprehensive Income and will be amortized to Interest Expense over the term of the 2026 notes.

THE HOME DEPOT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	COMMITMENTS AND CONTINGENCIES
Data Breach
As previously reported, in the third quarter of fiscal 2014, the Company confirmed that its payment data systems were breached, which potentially impacted customers who used payment cards at self-checkout systems in the Company's U.S. and Canadian stores (the "Data Breach").
Litigation, Claims and Government Investigations
In fiscal 2015, the four major payment card networks made claims against the Company for costs that they assert they or their issuing banks incurred in connection with the Data Breach. The Company entered into settlement agreements with all four networks in fiscal 2015. In addition, a total of 57 putative class actions were filed in the U.S. on behalf of customers and financial institutions and in Canada on behalf of customers allegedly harmed by the Data Breach. The U.S. class actions have been consolidated for pre-trial proceedings in the United States District Court for the Northern District of Georgia (the "District Court"). In the fourth quarter of fiscal 2015, the Company agreed in principle to settlement terms that will resolve and dismiss the claims asserted in the U.S. customer class actions, and in the first quarter of fiscal 2016, the Company agreed in principle to settlement terms that will resolve and dismiss claims asserted in the Canadian customer class actions. Both settlements are subject to final approval by the respective courts. The U.S. financial institution class actions remain ongoing.
The Company previously recorded accruals for estimated probable losses in connection with the payment card networks' claims and the U.S. customer class actions, and in the first quarter of fiscal 2016, the Company recorded an accrual for estimated probable losses in connection with the Canadian customer class actions. These estimates are based on currently available information associated with those matters and may change as new information becomes available or circumstances change.
Other claims have been and may be asserted against the Company on behalf of customers, payment card issuing banks, shareholders or others seeking damages or other related relief allegedly arising from the Data Breach. In fiscal 2015, two purported shareholder derivative actions were filed in the District Court against certain present and former members of the Company's Board of Directors and executive officers. The Company was also named as a nominal defendant in both suits. In the first quarter of fiscal 2016, the two actions were consolidated into a single derivative complaint, which asserts claims for breaches of fiduciary duty, waste of corporate assets and violations of the Securities Exchange Act of 1934. The complaint seeks unspecified damages, equitable relief to reform the Company's corporate governance structure, restitution, disgorgement of profits, benefits and other compensation obtained by the defendants, and reasonable costs and expenses. In addition, several state and federal agencies, including State Attorneys General, are investigating events related to the Data Breach, including how it occurred, its consequences and the Company's responses. The Company is cooperating in the governmental investigations, and the Company may be subject to fines or other obligations.
While losses from these pending matters, including the U.S. financial institution class actions, are reasonably possible, the Company is not able to estimate the costs, or range of costs, related to these matters because the proceedings remain in the early stages, alleged damages have not been specified, there is uncertainty as to the likelihood of a class or classes being certified in the U.S. financial institution matter or the ultimate size of any such class if certified, and there are significant factual and legal issues to be resolved. The Company has not concluded that a loss from these matters is probable; therefore, the Company has not recorded an accrual for litigation, claims and governmental investigations related to these matters as of the end of the first quarter of fiscal 2016. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. The Company believes that the ultimate amount paid on these actions, claims and investigations could have an adverse effect on the Company's consolidated financial condition, results of operations or cash flows in future periods.
Expenses Incurred and Amounts Accrued
In the first quarter of fiscal 2016, the Company recorded $2 million of pretax expenses related to the Data Breach. In the first quarter of fiscal 2015, the Company recorded $16 million of pretax gross expenses related to the Data Breach, partially offset by $9 million of expected insurance proceeds, for pretax net expenses of $7 million. Since the Data Breach occurred, the Company has recorded $263 million of pretax gross expenses related to the Data Breach, partially offset by $100 million of expected insurance proceeds, for pretax net expenses of $163 million. These expenses include costs to investigate the Data Breach; provide identity protection services, including credit monitoring, to impacted customers; increase call center staffing; and pay legal and other professional services, all of which were expensed as incurred. Expenses also include the accruals for estimated probable losses that the Company has incurred or expects to incur in connection with the claims made by the payment card networks or their issuing banks and the U.S. and Canadian customer class actions. These expenses are included in Selling, General and Administrative expenses in the accompanying Consolidated Statements of Earnings.

THE HOME DEPOT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At May 1, 2016, accrued liabilities and insurance receivable related to the Data Breach consisted of the following (amounts in millions):

	Accrued Liabilities	Insurance Receivable
Balance at January 31, 2016	$(34)	$70
(Expenses incurred) insurance receivable recorded in the first quarter of fiscal 2016	(2)	—
Payments made (received) in the first quarter of fiscal 2016	9	(15)
Balance at May 1, 2016	$(27)	$55
Future Costs
The Company expects to incur additional legal and other professional service expenses associated with the Data Breach in future periods and will recognize these expenses as services are received. Costs related to the Data Breach that may be incurred in future periods may include liabilities from current and future civil litigation, governmental investigations and enforcement proceedings; future expenses for legal, investigative, and consulting fees; and incremental expenses and capital investments for remediation activities. The Company believes that the ultimate amount paid for these services and claims could have an adverse effect on the Company's consolidated financial condition, results of operations, or cash flows in future periods.
Insurance Coverage
The Company maintained $100 million of network security and privacy liability insurance coverage in fiscal 2014, above a $7.5 million deductible, to limit the Company's exposure to losses such as those related to the Data Breach. As of May 1, 2016, the Company had received initial payments totaling $45 million of insurance reimbursements under the fiscal 2014 policy, and expects to receive additional payments. In fiscal 2016 and 2015, the Company maintained $100 million of network security and privacy liability insurance coverage, above a $10 million deductible, to limit the Company's exposure to similar losses.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The assets and liabilities of the Company that are measured at fair value on a recurring basis as of May 1, 2016 and January 31, 2016 were as follows (amounts in millions):

	Fair Value at May 1, 2016 Using			Fair Value at January 31, 2016 Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative agreements - assets	$—	$206	$—	$—	$213	$—
Derivative agreements - liabilities	—	—	—	—	(82)	—
Total	$—	$206	$—	$—	$131	$—
The Company uses derivative financial instruments from time to time in the management of its interest rate exposure on long-term debt and its exposure on foreign currency fluctuations. The fair value of the Company's derivative financial instruments was measured using level 2 inputs.

THE HOME DEPOT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Long-lived assets were analyzed for impairment on a nonrecurring basis using fair value measurements with unobservable inputs (level 3). Impairment charges related to long-lived assets in the first three months of fiscal 2016 and 2015 were not material.
The aggregate fair value of the Company's senior notes, based on quoted market prices, was $22.8 billion and $21.8 billion at May 1, 2016 and January 31, 2016, respectively, compared to a carrying value of $20.1 billion and $20.1 billion at May 1, 2016 and January 31, 2016, respectively.

6.	BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES
The reconciliation of basic to diluted weighted average common shares for the three months ended May 1, 2016 and May 3, 2015 was as follows (amounts in millions):

	Three Months Ended
	May 1, 2016	May 3, 2015
Weighted average common shares	1,247	1,298
Effect of potentially dilutive securities:
Stock plans	5	7
Diluted weighted average common shares	1,252	1,305
Stock plans consist of shares granted under the Company's employee stock plans. Options to purchase 1 million and 1 million shares of common stock for the three months ended May 1, 2016 and May 3, 2015, respectively, were excluded from the computation of Diluted Earnings per Share because their effect would have been anti-dilutive.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
The Home Depot, Inc.:
We have reviewed the Consolidated Balance Sheet of The Home Depot, Inc. and subsidiaries as of May 1, 2016, and the related Consolidated Statements of Earnings, Comprehensive Income, and Cash Flows for the three-month periods ended May 1, 2016 and May 3, 2015. These Consolidated Financial Statements are the responsibility of the Company's management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheet of The Home Depot, Inc. and subsidiaries as of January 31, 2016, and the related Consolidated Statements of Earnings, Comprehensive Income, Stockholders' Equity, and Cash Flows for the year then ended (not presented herein); and in our report dated March 24, 2016, we expressed an unqualified opinion on those Consolidated Financial Statements. Our report on the Consolidated Financial Statements referred to a change in the presentation of certain shipping and handling costs. In our opinion, the information set forth in the accompanying Consolidated Balance Sheet as of January 31, 2016, is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.
/s/ KPMG LLP
Atlanta, Georgia
May 23, 2016

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
EXECUTIVE SUMMARY AND SELECTED CONSOLIDATED STATEMENTS OF EARNINGS DATA
Net Sales increased 9.0% to $22.8 billion for the first quarter of fiscal 2016 from $20.9 billion for the first quarter of fiscal 2015. Our total comparable store sales increased 6.5% in the first quarter of fiscal 2016, driven by a 4.0% increase in our comparable store customer transactions and a 2.5% increase in our comparable store average ticket. Comparable store sales for our U.S. stores increased 7.4% in the first quarter of fiscal 2016.
For the first quarter of fiscal 2016, we reported Net Earnings of $1.8 billion and Diluted Earnings per Share of $1.44 compared to Net Earnings of $1.6 billion and Diluted Earnings per Share of $1.21 for the first quarter of fiscal 2015. The results for the first quarter of fiscal 2015 included a $71 million net benefit to our Provision for Income Taxes due primarily to the favorable settlement of a tax audit, resulting in a benefit of $0.05 to Diluted Earnings per Share for the first quarter of fiscal 2015.
Key Initiatives
In the first quarter of fiscal 2016, we continued to focus on the following key initiatives:
Customer Experience – Our customer experience initiative is anchored on the principles of putting customers first and taking care of our associates, and our commitment to customer service remains strong. We have taken a number of steps to enhance this initiative to provide our customers with a seamless and frictionless shopping experience in our stores, online, on the job site or in their homes. We continued to utilize our second generation FIRST phones, our web-enabled handheld devices, to enhance the customer experience in our stores by allowing our associates to convert online sales in the aisle and expedite the checkout process for customers during peak traffic periods.
Product Authority – Our product authority initiative is facilitated by our merchandising transformation and portfolio strategy, which is focused on delivering product innovation, assortment and value. In the first quarter of fiscal 2016, we continued to introduce a wide range of innovative new products to our do-it-yourself, do-it-for-me and professional customers, while remaining focused on offering everyday values in our stores and online. We also continued to utilize our merchandising assortment planning and pricing tools to better understand customer preferences and to refine our product assortment in particular stores and geographic areas.
Productivity and Efficiency Driven by Capital Allocation – Our approach to driving productivity and efficiency is advanced through continuous operational improvement in our stores and supply chain, disciplined capital allocation, and building shareholder value through higher returns on invested capital and total value returned to shareholders in the form of dividends and share repurchases. We continue to optimize our supply chain through our multi-year program called Project Sync, which is being rolled out gradually to suppliers in several U.S. Rapid Deployment Centers ("RDCs"). This will allow us to significantly reduce our average lead time from supplier to shelf, reduce transportation expenses and improve inventory turns. As we continue to roll out Project Sync, we plan to create an end-to-end solution that benefits all participants in our supply chain, from our suppliers to our transportation providers to our RDC and store associates to our customers.
We opened one new store in Mexico during the first quarter of fiscal 2016, for a total store count of 2,275 at the end of the quarter. As of the end of the first quarter of fiscal 2016, a total of 298 of our stores, or 13.1%, were located in Canada and Mexico.
We generated $3.6 billion of cash flow from operations in the first quarter of fiscal 2016. This cash flow, along with $3.0 billion of long-term debt issued in the first quarter of fiscal 2016, was used to repay $3.0 billion of 5.40% senior notes that matured on March 1, 2016, fund $1.2 billion of share repurchases, pay $862 million of dividends, repay $350 million of short-term borrowings and fund $325 million in capital expenditures.
Our inventory turnover ratio was 4.8 times at the end of the first quarter of fiscal 2016 compared to 4.7 times at the end of the first quarter of fiscal 2015. Our return on invested capital (computed on net operating profit after tax for the trailing twelve months and the average of beginning and ending long-term debt and equity) was 29.2% for the first quarter of fiscal 2016 compared to 26.2% for the first quarter of fiscal 2015.
Interconnecting Retail – Our focus on interconnecting retail is based on building a competitive and seamless platform across all commerce channels. In the first quarter of fiscal 2016, we continued to invest in our interconnected abilities to more effectively meet customers' demands for increased fulfillment options. Our new Customer Order Management platform ("COM") is scheduled to be rolled out in all of our U.S. stores before the end of fiscal 2016. We also continued the roll out of our Buy Online, Deliver From Store ("BODFS") program, which complements our existing interconnecting retail programs, Buy Online, Ship to Store ("BOSS") and Buy Online, Pick-up In Store ("BOPIS"). We have seen strong demand for our BODFS program in certain markets where it has been piloted, and expect to complete the roll out of BODFS by the end of fiscal 2016.
Additionally, we have fully implemented BOSS via RDC delivery capability, which enables us to fulfill BOSS orders through our RDC network, leveraging our inventory and fulfillment channels, which has resulted in significant cost savings and improved shipping times and customer satisfaction scores. In the first quarter of fiscal 2016, over 40% of our online orders were picked up in our stores through our BOPIS and BOSS offerings. Sales from our online channels increased 21.5% for the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 and represented 5.7% of our total Net Sales for the first quarter of fiscal 2016.

We believe the selected sales data, the percentage relationship between Net Sales and major categories in the Consolidated Statements of Earnings and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations.

	% of Net Sales
	Three Months Ended
	May 1, 2016	May 3, 2015	% Increase (Decrease)
NET SALES	100.0%	100.0%	9.0%
GROSS PROFIT	34.2	34.4	8.5
Operating Expenses:
Selling, General and Administrative	18.8	19.9	2.8
Depreciation and Amortization	1.9	2.0	3.3
Total Operating Expenses	20.7	21.9	2.9

OPERATING INCOME	13.5	12.4	18.5
Interest and Other (Income) Expense:
Interest and Investment Income	—	—	75.0
Interest Expense	1.1	0.9	23.9
Interest and Other, net	1.0	0.9	22.8

EARNINGS BEFORE PROVISION FOR INCOME TAXES	12.5	11.5	18.1
Provision for Income Taxes	4.6	3.9	25.7
NET EARNINGS	7.9%	7.6%	14.2%
SELECTED SALES DATA(1)
Number of Customer Transactions (in millions)	374.8	360.2	4.1%
Average Ticket	$60.03	$58.60	2.4%
Sales per Square Foot	$376.73	$353.70	6.5%
Comparable Store Sales Increase (%)(2)	6.5%	6.1%	N/A
Online Sales (% of Net Sales)(3)	5.7%	5.1%	21.5%
Note: Certain percentages may not sum to totals due to rounding.
 —————

(1)	Selected Sales Data does not include results for the Interline acquisition that was completed in the third quarter of fiscal 2015.

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

(3)
Consists of Net Sales generated online through our Home Depot, Home Decorators Collection and Blinds.com websites for products picked up in stores or delivered to customer locations through our BOPIS, BOSS and BODFS programs.

N/A – Not Applicable

RESULTS OF OPERATIONS
Net Sales for the first quarter of fiscal 2016 increased 9.0% to $22.8 billion from $20.9 billion for the first quarter of fiscal 2015. The increase in Net Sales for the first quarter of fiscal 2016 primarily reflects the impact of positive comparable store sales driven by increased customer transactions and average ticket growth, as well as sales from Interline, which was acquired in the third quarter of fiscal 2015. The increase in Net Sales was partially offset by pressure from a stronger U.S. dollar, which negatively impacted total sales growth by $196 million in the first quarter of fiscal 2016.
Total comparable store sales increased 6.5% for the first quarter of fiscal 2016, which reflects a number of factors, including the execution of our key initiatives, an improved U.S. home improvement market, favorable weather conditions and broad-based growth across our stores. All of our departments posted positive comparable store sales for the first quarter of fiscal 2016. Comparable store sales for our Appliances, Tools, Building Materials, Lumber, Lighting, Hardware, Millwork and Décor product categories were above the Company average for the first quarter of fiscal 2016. Further, our comparable store customer transactions increased 4.0% for the first quarter of fiscal 2016, and our comparable store average ticket increased 2.5% for the first quarter of fiscal 2016, due in part to strong sales in big ticket purchases such as appliances, roofing, sheds and windows, offset in part by the strength of the U.S. dollar.
Gross Profit increased 8.5% to $7.8 billion for the first quarter of fiscal 2016 from $7.2 billion for the first quarter of fiscal 2015. Gross Profit as a percent of Net Sales, or gross profit margin, decreased 13 basis points to 34.2% for the first quarter of fiscal 2016 compared to 34.4% for the first quarter of fiscal 2015. The decrease in gross profit margin for the first quarter of fiscal 2016 reflects the impact of Interline, which has a lower gross profit margin, partially offset by benefits from our supply chain driven by lower fuel costs and increased productivity.
Selling, General and Administrative expenses ("SG&A") increased 2.8% to $4.3 billion for the first quarter of fiscal 2016 from $4.2 billion for the first quarter of fiscal 2015. As a percent of Net Sales, SG&A was 18.8% for the first quarter of fiscal 2016 compared to 19.9% for the first quarter of fiscal 2015. The decrease in SG&A as a percent of Net Sales for the first quarter of fiscal 2016 reflects expense leverage resulting from the positive comparable store sales environment and strong expense controls.
Depreciation and Amortization increased 3.3% to $433 million for the first quarter of fiscal 2016 from $419 million for the first quarter of fiscal 2015. Depreciation and Amortization as a percent of Net Sales was 1.9% for the first quarter of fiscal 2016 compared to 2.0% for the first quarter of fiscal 2015. Depreciation and Amortization as a percent of Net Sales for the first quarter of fiscal 2016 reflects expense leverage resulting from the positive comparable store sales environment.
Operating Income increased 18.5% to $3.1 billion for the first quarter of fiscal 2016 from $2.6 billion for the first quarter of fiscal 2015. Operating Income as a percent of Net Sales was 13.5% for the first quarter of fiscal 2016 compared to 12.4% for the first quarter of fiscal 2015.
For the first quarter of fiscal 2016, we recognized $237 million of Interest and Other, net, compared to $193 million for the first quarter of fiscal 2015. Interest and Other, net, as a percent of Net Sales was 1.0% for the first quarter of fiscal 2016 compared to 0.9% for the first quarter of fiscal 2015. These results reflect additional interest expense incurred in the first quarter of fiscal 2016 due primarily to higher long-term debt balances.
Our combined effective income tax rate was 36.5% for the first quarter of fiscal 2016 compared to 34.3% for the first quarter of fiscal 2015. The effective income tax rate for the first quarter of fiscal 2015 reflects a $71 million net benefit to our Provision for Income Taxes due primarily to the favorable settlement of a tax audit.
Diluted Earnings per Share were $1.44 for the first quarter of fiscal 2016 compared to $1.21 for the first quarter of fiscal 2015. Diluted Earnings per Share for the first quarter of fiscal 2015 reflect $0.05 of benefit from the favorable settlement of a tax audit.
LIQUIDITY AND CAPITAL RESOURCES
Cash flow generated from operations provides us with a significant source of liquidity. For the first quarter of fiscal 2016, Net Cash Provided by Operating Activities was $3.6 billion compared to $3.4 billion for the same period in fiscal 2015. This increase was primarily due to a $224 million increase in Net Earnings resulting from higher comparable store sales and expense leverage.
Net Cash Used in Investing Activities for the first quarter of fiscal 2016 was $321 million compared to $317 million for the same period in fiscal 2015. The amount of cash flow used in investing activities for the first quarter of fiscal 2016, primarily Capital Expenditures, was consistent with the same period last year.

Net Cash Used in Financing Activities for the first quarter of fiscal 2016 was $2.3 billion compared to $2.0 billion for the same period of fiscal 2015. In February 2016, we issued $1.35 billion of 2.00% senior notes due April 1, 2021 (the "2021 notes") at a discount of $5 million, $1.3 billion of 3.00% senior notes due April 1, 2026 (the "2026 notes") at a discount of $8 million, and $350 million of 4.25% senior notes due April 1, 2046 (the "2046 notes") at a premium of $2 million (together, the "February 2016 issuance"). The 2046 notes form a single series with our $1.25 billion of 4.25% senior notes due April 1, 2046 that were issued in May 2015, and have the same terms. The aggregate principal amount outstanding of our senior notes due April 1, 2046 is $1.6 billion. Interest on the 2021 and 2026 notes is due semi-annually on April 1 and October 1 of each year, beginning October 1, 2016. Interest on the 2046 notes is due semi-annually on April 1 and October 1 of each year, beginning April 1, 2016, with interest accruing from October 1, 2015. The net proceeds of the February 2016 issuance were used to repay our 5.40% senior notes that matured on March 1, 2016.
In fiscal 2015, we entered into forward starting interest rate swap agreements with a combined notional amount of $1.0 billion, accounted for as cash flow hedges, to hedge interest rate fluctuations in anticipation of the February 2016 issuance. In connection with the February 2016 issuance, we paid $89 million to settle these forward starting interest rate swap agreements. This amount, net of income taxes, is included in Accumulated Other Comprehensive Income and will be amortized to Interest Expense over the term of the 2026 notes.
We have commercial paper programs that allow for borrowings up to $2.0 billion. In connection with these programs, we have a back-up credit facility with a consortium of banks for borrowings up to $2.0 billion. The credit facility expires in December 2019 and contains various restrictive covenants. At May 1, 2016, we were in compliance with all of the covenants, and they are not expected to impact our liquidity or capital resources. During the first quarter of fiscal 2016, all of our short-term borrowings were under these commercial paper programs, and the maximum amount outstanding at any time during the first quarter of fiscal 2016 was $617 million. As of May 1, 2016, there were no borrowings outstanding under the commercial paper programs or the related credit facility.
As of May 1, 2016, we had $3.3 billion in Cash and Cash Equivalents. We believe that our current cash position, access to the long-term debt capital markets and cash flow generated from operations should be sufficient not only for our operating requirements but also to enable us to complete our capital expenditure programs and fund dividend payments, share repurchases and any required long-term debt payments through the next several fiscal years. In addition, we have funds available from our commercial paper programs and the ability to obtain alternative sources of financing.
RECENT ACCOUNTING PRONOUNCEMENTS
For a summary of recently issued accounting pronouncements which may be applicable to us, see Note 1 to the Consolidated Financial Statements included in this report.
On February 1, 2016, we adopted Accounting Standards Update ("ASU") No. 2015-03, "Interest–Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" and ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes". See Note 2 to the Consolidated Financial Statements included in this report.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Our exposure to market risks results primarily from fluctuations in interest rates. We are also exposed to risks from foreign currency exchange rate fluctuations on the translation of our foreign operations into U.S. dollars and on the purchase of goods by these foreign operations that are not denominated in their local currencies. There have been no material changes to our exposure to market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016 as filed with the SEC on March 24, 2016 ("2015 Form 10-K").

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
There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended May 1, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Except as set forth below, there were no material changes during the first quarter of fiscal 2016 to our disclosure in Item 3 of our 2015 Form 10-K.
For a description of the litigation and government inquiries related to the Data Breach, see Note 4 to the Consolidated Financial Statements included in Part I, Item 1, "Financial Statements", which description is incorporated herein by reference.

Item 1A.	Risk Factors
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under Item 1A, "Risk Factors" and elsewhere in our 2015 Form 10-K. These risks and uncertainties could materially and adversely affect our business, financial condition and results of operations. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business. There have been no material changes in the risk factors discussed in our 2015 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

1.
During the first quarter of fiscal 2016, the Company issued 449 deferred stock units under The Home Depot, Inc. Non-Employee Directors' Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act") and Rule 506 of the SEC's Regulation D thereunder. The deferred stock units were credited to the accounts of those non-employee directors who elected to receive all or a portion of board retainers in the form of deferred stock units instead of cash during the first quarter of fiscal 2016. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.

2.
During the first quarter of fiscal 2016, the Company credited 1,139 deferred stock units to participant accounts under The Home Depot FutureBuilder Restoration Plan pursuant to an exemption from the registration requirements of the Securities Act for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following the termination of service as described in this plan.

(b) Purchases of Equity Securities

In the first quarter of fiscal 2015, the Board of Directors authorized an $18.0 billion share repurchase program. Through the end of the first quarter of fiscal 2016, the Company has repurchased shares of its common stock having a value of approximately $8.2 billion under this program. The number and average price of shares purchased in each fiscal month of the first quarter of fiscal 2016 are set forth in the table below:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
February 1, 2016 – February 28, 2016	13,779	$125.90	—	$11,000,000,017
February 29, 2016 – March 27, 2016	4,601,130	$129.03	3,639,998	$10,531,250,096
March 28, 2016 – May 1, 2016	5,815,927	$134.36	5,814,760	$9,750,000,413
	10,430,836	$131.99	9,454,758

(1)
These amounts include repurchases pursuant to the Company's 1997 and Amended and Restated 2005 Omnibus Stock Incentive Plans (the “Plans”). Under the Plans, participants may surrender shares as payment of applicable tax withholding on the vesting of restricted stock and deferred share awards. Participants in the Plans may also exercise stock options by surrendering shares of common stock that the participants already own as payment of the exercise price. Shares so surrendered by participants in the Plans are repurchased pursuant to the terms of the Plans and applicable award agreement and not pursuant to publicly announced share repurchase programs.

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

*3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q filed on September 1, 2011, Exhibit 3.1]

*3.2	By-Laws of The Home Depot, Inc. (Amended and Restated Effective March 3, 2016). [Form 8-K filed on March 8, 2016, Exhibit 3.2]

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1	Acknowledgment of Independent Registered Public Accounting Firm, dated May 23, 2016.

31.1	Certification of the Chief Executive Officer and President pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and President furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Chief Financial Officer and Executive Vice President – Corporate Services furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2016, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

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

May 23, 2016
(Date)

INDEX TO EXHIBITS

Exhibit	Description

Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the references in brackets. All other exhibits are filed or furnished herewith.

*3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q filed on September 1, 2011, Exhibit 3.1]

*3.2	By-Laws of The Home Depot, Inc. (Amended and Restated Effective March 3, 2016). [Form 8-K filed on March 8, 2016, Exhibit 3.2]

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1	Acknowledgment of Independent Registered Public Accounting Firm, dated May 23, 2016.

31.1	Certification of the Chief Executive Officer and President pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and President furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Chief Financial Officer and Executive Vice President – Corporate Services furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2016, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.