Form 10-Q
period 2016-07-31
HOME DEPOT INC
filed 2016-08-23
CIK 354950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2016
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
1,235,573,686 shares of common stock, $0.05 par value, as of August 16, 2016

THE HOME DEPOT, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

amounts in millions, except share and per share data	July 31, 2016	January 31, 2016
ASSETS
Current Assets:
Cash and Cash Equivalents	$4,018	$2,216
Receivables, net	1,995	1,890
Merchandise Inventories	12,323	11,809
Other Current Assets	605	569
Total Current Assets	18,941	16,484
Property and Equipment, at cost	39,834	39,266
Less Accumulated Depreciation and Amortization	17,859	17,075
Net Property and Equipment	21,975	22,191
Goodwill	2,106	2,102
Other Assets	1,225	1,196
Total Assets	$44,247	$41,973
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-Term Debt	$—	$350
Accounts Payable	8,273	6,565
Accrued Salaries and Related Expenses	1,453	1,515
Sales Taxes Payable	663	476
Deferred Revenue	1,666	1,566
Income Taxes Payable	346	34
Current Installments of Long-Term Debt	43	77
Other Accrued Expenses	2,081	1,941
Total Current Liabilities	14,525	12,524
Long-Term Debt, excluding current installments	20,900	20,789
Other Long-Term Liabilities	1,874	1,965
Deferred Income Taxes	291	379
Total Liabilities	37,590	35,657
STOCKHOLDERS’ EQUITY
Common Stock, par value $0.05; authorized: 10 billion shares; issued: 1.775 billion shares at July 31, 2016 and 1.772 billion shares at January 31, 2016; outstanding: 1.236 billion shares at July 31, 2016 and 1.252 billion shares at January 31, 2016	88	88
Paid-In Capital	9,549	9,347
Retained Earnings	33,492	30,973
Accumulated Other Comprehensive Loss	(778)	(898)
Treasury Stock, at cost, 539 million shares at July 31, 2016 and 520 million shares at January 31, 2016	(35,694)	(33,194)
Total Stockholders’ Equity	6,657	6,316
Total Liabilities and Stockholders’ Equity	$44,247	$41,973
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
amounts in millions, except per share data	July 31, 2016	August 2, 2015	July 31, 2016	August 2, 2015
NET SALES	$26,472	$24,829	$49,234	$45,720
Cost of Sales	17,545	16,464	32,516	30,176
GROSS PROFIT	8,927	8,365	16,718	15,544
Operating Expenses:
Selling, General and Administrative	4,388	4,299	8,669	8,462
Depreciation and Amortization	436	419	869	838
Total Operating Expenses	4,824	4,718	9,538	9,300
OPERATING INCOME	4,103	3,647	7,180	6,244
Interest and Other (Income) Expense:
Interest and Investment Income	(8)	(149)	(15)	(153)
Interest Expense	236	233	480	430
Interest and Other, net	228	84	465	277
EARNINGS BEFORE PROVISION FOR INCOME TAXES	3,875	3,563	6,715	5,967
Provision for Income Taxes	1,434	1,329	2,471	2,154
NET EARNINGS	$2,441	$2,234	$4,244	$3,813

Weighted Average Common Shares	1,235	1,283	1,242	1,291
BASIC EARNINGS PER SHARE	$1.98	$1.74	$3.42	$2.95
Diluted Weighted Average Common Shares	1,240	1,289	1,247	1,298
DILUTED EARNINGS PER SHARE	$1.97	$1.73	$3.40	$2.94
Dividends Declared per Share	$0.69	$0.59	$1.38	$1.18
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
amounts in millions	July 31, 2016	August 2, 2015	July 31, 2016	August 2, 2015
Net Earnings	$2,441	$2,234	$4,244	$3,813
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	(192)	(241)	117	(130)
Cash Flow Hedges, net of tax	(9)	(14)	2	—
Other	1	—	1	—
Total Other Comprehensive (Loss) Income	(200)	(255)	120	(130)
COMPREHENSIVE INCOME	$2,241	$1,979	$4,364	$3,683
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
amounts in millions	July 31, 2016	August 2, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$4,244	$3,813
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	978	915
Stock-Based Compensation Expense	133	122
Gain on Sales of Investments	—	(144)
Changes in Assets and Liabilities:
Receivables, net	(91)	(232)
Merchandise Inventories	(495)	(828)
Other Current Assets	(38)	(17)
Accounts Payable and Accrued Expenses	1,773	2,017
Deferred Revenue	94	187
Income Taxes Payable	389	287
Deferred Income Taxes	(86)	(81)
Other	(24)	(105)
Net Cash Provided by Operating Activities	6,877	5,934
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(697)	(705)
Proceeds from Sales of Investments	—	144
Proceeds from Sales of Property and Equipment	23	8
Net Cash Used in Investing Activities	(674)	(553)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of Short-Term Borrowings, net	(350)	(290)
Proceeds from Long-Term Borrowings, net of discounts	2,989	2,492
Repayments of Long-Term Debt	(3,023)	(19)
Repurchases of Common Stock	(2,441)	(3,085)
Proceeds from Sales of Common Stock	121	134
Cash Dividends Paid to Stockholders	(1,718)	(1,533)
Other Financing Activities	1	161
Net Cash Used in Financing Activities	(4,421)	(2,140)
Change in Cash and Cash Equivalents	1,782	3,241
Effect of Exchange Rate Changes on Cash and Cash Equivalents	20	(28)
Cash and Cash Equivalents at Beginning of Period	2,216	1,723
Cash and Cash Equivalents at End of Period	$4,018	$4,936
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2016, as filed with the Securities and Exchange Commission.
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
Valuation Reserves
As of July 31, 2016 and January 31, 2016, the valuation allowances for Merchandise Inventories and uncollectible Receivables were not material.
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
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)", which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. ASU No. 2014-09 supersedes most existing revenue recognition guidance in U.S. GAAP, and it permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date", which delayed the effective date of ASU No. 2014-09 by one year. As a result, ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within those annual periods. In the first six months of fiscal 2016, the FASB issued guidance clarifying the interpretation of certain principles of ASU No. 2014-09. The Company is evaluating the effect that this revenue recognition guidance will have on its Consolidated Financial Statements and related disclosures.

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
In fiscal 2015, the Company entered into forward starting interest rate swap agreements with a combined notional amount of $1.0 billion, accounted for as cash flow hedges, to hedge interest rate fluctuations in anticipation of the February 2016 issuance. In connection with the February 2016 issuance, the Company paid $89 million to settle these forward starting interest rate swap agreements. This amount, net of income taxes, is included in Accumulated Other Comprehensive Loss and is being amortized to Interest Expense over the term of the 2026 notes.

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
Litigation, Claims and Government Investigations
In fiscal 2015, the four major payment card networks made claims against the Company for costs that they assert they or their issuing banks incurred in connection with the Data Breach. The Company entered into settlement agreements with all four networks in fiscal 2015. In addition, a total of 57 putative class actions were filed in the U.S. on behalf of customers and financial institutions and in Canada on behalf of customers allegedly harmed by the Data Breach. The U.S. class actions have been consolidated for pre-trial proceedings in the United States District Court for the Northern District of Georgia (the "District Court"). In the fourth quarter of fiscal 2015 and first quarter of fiscal 2016, the Company agreed in principle to settlement terms that will resolve and dismiss the claims asserted in the U.S. and Canadian customer class actions, respectively. In August 2016, the respective courts approved the settlements. The U.S. customer class action settlement remains subject to potential appeal. The U.S. financial institution class actions remain ongoing.
The Company previously recorded accruals for estimated probable losses in connection with the payment card networks' claims and the U.S. and Canadian customer class actions. These estimates are based on currently available information associated with those matters and may change as new information becomes available or circumstances change.
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
While losses from these pending matters, including the U.S. financial institution class actions, are reasonably possible, the Company is not able to estimate the costs, or range of costs, related to these matters because the proceedings remain in the early stages, alleged damages have not been specified, there is uncertainty as to the likelihood of a class or classes being certified in the U.S. financial institution matter or the ultimate size of any such class if certified, and there are significant factual and legal issues to be resolved. The Company has not concluded that a loss from these matters is probable; therefore, the Company has not recorded an accrual for litigation, claims and governmental investigations related to these matters as of the end of the second quarter of fiscal 2016. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. The Company believes that the ultimate amount paid on these actions, claims and investigations could have an adverse effect on the Company's consolidated financial condition, results of operations or cash flows in future periods.
Expenses Incurred and Amounts Accrued
In the second quarter and first six months of fiscal 2016, the Company recorded $2 million and $4 million, respectively, of pretax expenses related to the Data Breach. The Company did not record any related expected insurance proceeds in the second quarter and first six months of fiscal 2016. Since the Data Breach occurred, the Company has recorded $265 million of pretax gross expenses related to the Data Breach, partially offset by $100 million of expected insurance proceeds, for pretax net expenses of $165 million. These expenses include costs to investigate the Data Breach; provide identity protection services, including credit monitoring, to impacted customers; increase call center staffing; and pay legal and other professional services, all of which were expensed as incurred. Expenses also include the accruals for estimated probable losses that the Company has incurred or expects to incur in connection with the claims made by the payment card networks or their issuing banks and the U.S. and Canadian customer class actions. These expenses are included in Selling, General and Administrative expenses in the accompanying Consolidated Statements of Earnings.

THE HOME DEPOT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At July 31, 2016, accrued liabilities and insurance receivable related to the Data Breach consisted of the following (amounts in millions):

	Accrued Liabilities	Insurance Receivable
Balance at January 31, 2016	$(34)	$70
(Expenses incurred) insurance receivable recorded in the first quarter of fiscal 2016	(2)	—
Payments made (received) in the first quarter of fiscal 2016	9	(15)
Balance at May 1, 2016	$(27)	$55
(Expenses incurred) insurance receivable recorded in the second quarter of fiscal 2016	(2)	—
Payments made (received) in the second quarter of fiscal 2016	—	(10)
Balance at July 31, 2016	$(29)	$45
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
Insurance Coverage
The Company maintained $100 million of network security and privacy liability insurance coverage in fiscal 2014, above a $7.5 million deductible, to limit the Company's exposure to losses such as those related to the Data Breach. As of July 31, 2016, the Company had received initial payments totaling $55 million of insurance reimbursements under the fiscal 2014 policy, and expects to receive additional payments. In fiscal 2016 and 2015, the Company maintained $100 million of network security and privacy liability insurance coverage, above a $10 million deductible, to limit the Company's exposure to similar losses.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The assets and liabilities of the Company that are measured at fair value on a recurring basis as of July 31, 2016 and January 31, 2016 were as follows (amounts in millions):

	Fair Value at July 31, 2016 Using			Fair Value at January 31, 2016 Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative agreements - assets	$—	$253	$—	$—	$213	$—
Derivative agreements - liabilities	—	—	—	—	(82)	—
Total	$—	$253	$—	$—	$131	$—

THE HOME DEPOT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company uses derivative financial instruments from time to time in the management of its interest rate exposure on long-term debt and its exposure on foreign currency fluctuations. The fair value of the Company's derivative financial instruments was measured using level 2 inputs.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Long-lived assets were analyzed for impairment on a nonrecurring basis using fair value measurements with unobservable inputs (level 3). Impairment charges related to long-lived assets in the first six months of fiscal 2016 and 2015 were not material.
The aggregate fair value of the Company's senior notes, based on quoted market prices, was $23.7 billion and $21.8 billion at July 31, 2016 and January 31, 2016, respectively, compared to a carrying value of $20.1 billion and $20.1 billion at July 31, 2016 and January 31, 2016, respectively.

6.	BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES
The reconciliation of basic to diluted weighted average common shares for the three and six months ended July 31, 2016 and August 2, 2015 was as follows (amounts in millions):

	Three Months Ended		Six Months Ended
	July 31, 2016	August 2, 2015	July 31, 2016	August 2, 2015
Weighted average common shares	1,235	1,283	1,242	1,291
Effect of potentially dilutive securities:
Stock plans	5	6	5	7
Diluted weighted average common shares	1,240	1,289	1,247	1,298
Stock plans consist of shares granted under the Company's employee stock plans. Options to purchase 1 million and 2 million shares of common stock for the three months ended July 31, 2016 and August 2, 2015, respectively, and options to purchase 1 million and 2 million shares of common stock for the six months ended July 31, 2016 and August 2, 2015, respectively, were excluded from the computation of Diluted Earnings per Share because their effect would have been anti-dilutive.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
The Home Depot, Inc.:
We have reviewed the Consolidated Balance Sheet of The Home Depot, Inc. and subsidiaries as of July 31, 2016, the related Consolidated Statements of Earnings and Comprehensive Income for the three-month and six-month periods ended July 31, 2016 and August 2, 2015, and the related Consolidated Statement of Cash Flows for the six-month periods ended July 31, 2016 and August 2, 2015. These Consolidated Financial Statements are the responsibility of the Company's management.
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
August 22, 2016

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
EXECUTIVE SUMMARY AND SELECTED CONSOLIDATED STATEMENTS OF EARNINGS DATA
Net Sales increased 6.6% to $26.5 billion for the second quarter of fiscal 2016 from $24.8 billion for the second quarter of fiscal 2015. For the first six months of fiscal 2016, Net Sales increased 7.7% to $49.2 billion from $45.7 billion for the first six months of fiscal 2015. Our total comparable store sales increased 4.7% in the second quarter of fiscal 2016, driven by a 2.5% increase in our comparable store average ticket and a 2.2% increase in our comparable store customer transactions. Comparable store sales for our U.S. stores increased 5.4% in the second quarter of fiscal 2016. For the first six months of fiscal 2016, our total comparable store sales increased 5.5% and comparable store sales for our U.S. stores increased 6.3%.
For the second quarter of fiscal 2016, we reported Net Earnings of $2.4 billion and Diluted Earnings per Share of $1.97 compared to Net Earnings of $2.2 billion and Diluted Earnings per Share of $1.73 for the second quarter of fiscal 2015. For the first six months of fiscal 2016, we reported Net Earnings of $4.2 billion and Diluted Earnings per Share of $3.40 compared to Net Earnings of $3.8 billion and Diluted Earnings per Share of $2.94 for the first six months of fiscal 2015.
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

Key Initiatives
In the second quarter and first six months of fiscal 2016, we continued to focus on the following key initiatives:
Customer Experience – Our customer experience initiative is anchored on the principles of putting customers first and taking care of our associates, and our commitment to customer service remains strong. We have taken a number of steps to enhance this initiative to provide our customers with a seamless and frictionless shopping experience in our stores, online, on the job site or in their homes. In the first six months of fiscal 2016, we enhanced our dynamic ETA feature for online purchases. Dynamic ETA provides a timelier and more accurately estimated delivery date and we believe it will lead to increased conversion and customer satisfaction.
Product Authority – Our product authority initiative is facilitated by our merchandising transformation and portfolio strategy, which is focused on delivering product innovation, assortment and value. In the first six months of fiscal 2016, we continued to introduce a wide range of innovative new products to our do-it-yourself, do-it-for-me and professional customers, while remaining focused on offering everyday values in our stores and online. We also continued to leverage our merchandising assortment planning and pricing tools to better understand customer preferences and to refine our online and in-store product assortment in particular stores and geographic areas.
Productivity and Efficiency Driven by Capital Allocation – Our approach to driving productivity and efficiency is advanced through continuous operational improvement in our stores and supply chain, disciplined capital allocation, and building shareholder value through higher returns on invested capital and total value returned to shareholders in the form of dividends and share repurchases. We continue to optimize our supply chain through our multi-year program called Project Sync, which is being rolled out gradually to suppliers in several of our U.S. Rapid Deployment Centers ("RDCs"). This will allow us to significantly reduce our average lead time from supplier to shelf, reduce transportation expenses and improve inventory turns. As we continue to roll out Project Sync, we plan to create an end-to-end solution that benefits all participants in our supply chain, from our suppliers to our transportation providers to our RDC and store associates to our customers.
We did not open or close any stores during the second quarter of fiscal 2016, for a total store count of 2,275 at the end of the quarter. As of the end of the second quarter of fiscal 2016, a total of 298 of our stores, or 13.1%, were located in Canada and Mexico.
We generated $6.9 billion of cash flow from operations in the first six months of fiscal 2016. This cash flow, along with $3.0 billion of long-term debt issued in the first six months of fiscal 2016, was used to repay $3.0 billion of 5.40% senior notes that matured on March 1, 2016, fund cash payments of $2.4 billion for share repurchases, pay $1.7 billion of dividends, fund $697 million in capital expenditures and repay $350 million of short-term borrowings.
Our inventory turnover ratio was 5.2 times at the end of the second quarter of fiscal 2016 compared to 5.1 times at the end of the second quarter of fiscal 2015. Our return on invested capital (computed on net operating profit after tax, a non-GAAP financial measure, for the most recent twelve-month period, divided by the average of beginning and ending long-term debt and equity for the most recent twelve-month period) was 29.0% for the second quarter of fiscal 2016 compared to 25.0% for the second quarter of fiscal 2015. For a reconciliation of net operating profit after tax to Net Earnings, the most comparable GAAP financial measure, and our calculation of return on invested capital, see "Non-GAAP Financial Measures" below.
Interconnecting Retail – Our focus on interconnecting retail is based on building a competitive and seamless platform across all commerce channels. In the first six months of fiscal 2016, we continued to invest in our interconnected abilities to more effectively meet customers' demands for increased fulfillment options. We completed the deployment of our new Customer Order Management platform (“COM”) in all of our U.S. stores in the second quarter of fiscal 2016. We also continued the roll out of our Buy Online, Deliver From Store ("BODFS") program, which complements our existing interconnecting retail programs, Buy Online, Ship to Store ("BOSS") and Buy Online, Pick-up In Store ("BOPIS"). We have seen strong demand for our BODFS program in certain markets where it has been piloted, and we expect to complete the roll out of BODFS by the end of fiscal 2016.
Additionally, we have fully implemented BOSS via RDC delivery capability, which enables us to fulfill BOSS orders through our RDC network, leveraging our inventory and fulfillment channels, which has resulted in significant cost savings and improved shipping times and customer satisfaction scores. In the second quarter of fiscal 2016, over 40% of our online orders were picked up in our stores through our BOPIS and BOSS offerings and approximately 90% of our online returns were processed through the convenience of our stores. Sales from our online channels increased 18.8% and 20.0% for the second quarter and first six months of fiscal 2016, respectively, compared to the same periods last year, and represented 5.6% of our total Net Sales for both the second quarter and first six months of fiscal 2016.

We believe the selected sales data, the percentage relationship between Net Sales and major categories in the Consolidated Statements of Earnings and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations.

	% of Net Sales				% Increase (Decrease) in Dollar Amounts
	Three Months Ended		Six Months Ended
	July 31, 2016	August 2, 2015	July 31, 2016	August 2, 2015	Three Months	Six Months
NET SALES	100.0%	100.0%	100.0%	100.0%	6.6%	7.7%
GROSS PROFIT	33.7	33.7	34.0	34.0	6.7	7.6
Operating Expenses:
Selling, General and Administrative	16.6	17.3	17.6	18.5	2.1	2.4
Depreciation and Amortization	1.6	1.7	1.8	1.8	4.1	3.7
Total Operating Expenses	18.2	19.0	19.4	20.3	2.2	2.6

OPERATING INCOME	15.5	14.7	14.6	13.7	12.5	15.0
Interest and Other (Income) Expense:
Interest and Investment Income	—	(0.6)	—	(0.3)	(94.6)	(90.2)
Interest Expense	0.9	0.9	1.0	0.9	1.3	11.6
Interest and Other, net	0.9	0.3	0.9	0.6	N/M	67.9

EARNINGS BEFORE PROVISION FOR INCOME TAXES	14.6	14.4	13.6	13.1	8.8	12.5
Provision for Income Taxes	5.4	5.4	5.0	4.7	7.9	14.7
NET EARNINGS	9.2%	9.0%	8.6%	8.3%	9.3%	11.3%
SELECTED SALES DATA(1)
Number of Customer Transactions (in millions)	430.0	420.4	804.8	780.6	2.3%	3.1%
Average Ticket	$60.87	$59.42	$60.48	$59.04	2.4%	2.4%
Sales per Square Foot	$438.61	$420.37	$407.64	$387.04	4.3%	5.3%
Comparable Store Sales Increase (%)(2)	4.7%	4.2%	5.5%	5.1%	N/A	N/A
Online Sales (% of Net Sales)(3)	5.6%	5.0%	5.6%	5.0%	18.8%	20.0%
Note: Certain percentages may not sum to totals due to rounding.
 —————

(1)	Selected Sales Data does not include results for the Interline acquisition that was completed in the third quarter of fiscal 2015.

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

N/A – Not Applicable
N/M – Not Meaningful

RESULTS OF OPERATIONS
Net Sales for the second quarter of fiscal 2016 increased 6.6% to $26.5 billion from $24.8 billion for the second quarter of fiscal 2015. For the first six months of fiscal 2016, Net Sales increased 7.7% to $49.2 billion from $45.7 billion for the comparable period of fiscal 2015. The increase in Net Sales for the second quarter and first six months of fiscal 2016 primarily reflects the impact of positive comparable store sales driven by increased customer transactions and average ticket growth, as well as sales from Interline, which was acquired in the third quarter of fiscal 2015. The increase in Net Sales was partially offset by pressure from a stronger U.S. dollar, which negatively impacted total sales growth by $181 million and $377 million in the second quarter and first six months of fiscal 2016, respectively.
Total comparable store sales increased 4.7% and 5.5% for the second quarter and first six months of fiscal 2016, respectively, which reflects a number of factors, including the execution of our key initiatives, continued strength in our maintenance and repair categories, and an improved U.S. home improvement market. All of our departments posted positive comparable store sales for the second quarter and first six months of fiscal 2016. Comparable store sales for our Appliances, Tools, Lumber, Plumbing, Décor, Indoor Garden, Building Materials and Lighting product categories were above the Company average for the second quarter of fiscal 2016. Further, our comparable store customer transactions increased 2.2% and 3.0% for the second quarter and first six months of fiscal 2016, respectively. Our comparable store average ticket increased 2.5% for both the second quarter and first six months of fiscal 2016, due in part to strong sales in big ticket purchases such as HVAC, appliances and roofing, offset in part by the strength of the U.S. dollar.
Gross Profit increased 6.7% to $8.9 billion for the second quarter of fiscal 2016 from $8.4 billion for the second quarter of fiscal 2015. Gross Profit increased 7.6% to $16.7 billion for the first six months of fiscal 2016 from $15.5 billion for the first six months of fiscal 2015. Gross Profit as a percent of Net Sales, or gross profit margin, was 33.7% for the second quarter of both fiscal 2016 and 2015, and 34.0% for the first six months of both fiscal 2016 and 2015. Gross profit margin for the second quarter and first six months of fiscal 2016 reflects the impact of Interline, which has a lower gross profit margin, offset by benefits from our supply chain driven by lower fuel costs and increased productivity and from reaching higher levels of co-op allowances and rebates in certain category classes.
Selling, General and Administrative expenses ("SG&A") increased 2.1% to $4.4 billion for the second quarter of fiscal 2016 from $4.3 billion for the second quarter of fiscal 2015, and increased 2.4% to $8.7 billion for the first six months of fiscal 2016 from $8.5 billion for the first six months of fiscal 2015. SG&A for the second quarter and first six months of fiscal 2015 included $92 million and $99 million, respectively, of pretax net expenses related to the Data Breach. As a percent of Net Sales, SG&A was 16.6% for the second quarter of fiscal 2016 compared to 17.3% for the second quarter of fiscal 2015. For the first six months of fiscal 2016, SG&A as a percent of Net Sales was 17.6% compared to 18.5% for the same period last year. The decrease in SG&A as a percent of Net Sales for the second quarter and first six months of fiscal 2016 reflects expense leverage resulting from the positive comparable store sales environment and strong expense controls.
Depreciation and Amortization increased 4.1% to $436 million for the second quarter of fiscal 2016 from $419 million for the second quarter of fiscal 2015. For the first six months of fiscal 2016, Depreciation and Amortization increased 3.7% to $869 million from $838 million for the first six months of fiscal 2015. Depreciation and Amortization as a percent of Net Sales was 1.6% for the second quarter of fiscal 2016 compared to 1.7% for the second quarter of fiscal 2015, and was 1.8% for the first six months of both fiscal 2016 and 2015. Depreciation and Amortization as a percent of Net Sales for the second quarter and first six months of fiscal 2016 reflects expense leverage resulting from the positive comparable store sales environment.
Operating Income increased 12.5% to $4.1 billion for the second quarter of fiscal 2016 from $3.6 billion for the second quarter of fiscal 2015. Operating Income increased 15.0% to $7.2 billion for the first six months of fiscal 2016 from $6.2 billion for the first six months of fiscal 2015. Operating Income as a percent of Net Sales was 15.5% for the second quarter of fiscal 2016 compared to 14.7% for the second quarter of fiscal 2015. Operating Income as a percent of Net Sales was 14.6% for the first six months of fiscal 2016 compared to 13.7% for the first six months of fiscal 2015.
For the second quarter of fiscal 2016, we recognized $228 million of Interest and Other, net, compared to $84 million for the second quarter of fiscal 2015. We recognized $465 million of Interest and Other, net, for the first six months of fiscal 2016 compared to $277 million for the same period last year. Interest and Other, net, for the second quarter and first six months of fiscal 2015 included a $144 million pretax gain related to the sale of our remaining equity ownership in HD Supply. Interest and Other, net, as a percent of Net Sales was 0.9% for the second quarter of fiscal 2016 compared to 0.3% for the second quarter of fiscal 2015. Interest and Other, net, as a percent of Net Sales was 0.9% for the first six months of fiscal 2016 compared to 0.6% for the first six months of fiscal 2015. These results reflect additional interest expense incurred in the second quarter and first six months of fiscal 2016 due primarily to higher long-term debt balances.

Our combined effective income tax rate was 36.8% for the first six months of fiscal 2016 compared to 36.1% for the first six months of fiscal 2015. The effective income tax rate for the first six months of fiscal 2015 reflects a $71 million net benefit to our Provision for Income Taxes due primarily to the favorable settlement of a tax audit.
Diluted Earnings per Share were $1.97 and $3.40 for the second quarter and first six months of fiscal 2016, respectively, compared to $1.73 and $2.94 for the second quarter and first six months of fiscal 2015, respectively. The gain on the sale of our remaining equity ownership in HD Supply contributed a benefit of $0.07 to Diluted Earnings per Share for the second quarter and first six months of fiscal 2015. Expenses related to the Data Breach had a negative impact of $0.05 to Diluted Earnings per Share for the second quarter and first six months of fiscal 2015. Diluted Earnings per Share for the first six months of fiscal 2015 also reflect $0.05 of benefit from the favorable settlement of a tax audit.
Non-GAAP Financial Measures
To provide clarity, internally and externally, about our operating performance, we supplement our reporting with certain non-GAAP financial measures. However, this supplemental information should not be considered in isolation or as a substitute for the related GAAP measures. Non-GAAP financial measures presented herein may differ from similar measures used by other companies.
Return on Invested Capital
We believe return on invested capital ("ROIC") is meaningful for investors and management because it measures how effectively we deploy our capital base. We define ROIC as net operating profit after tax ("NOPAT"), a non-GAAP financial measure, for the most recent twelve-month period divided by the average of beginning and ending long-term debt, including current maturities, and equity for the most recent twelve-month period.
The following table provides our ROIC calculation and reconciles NOPAT, a non-GAAP financial measure, to Net Earnings, a GAAP financial measure, for the twelve months ended July 31, 2016 and August 2, 2015 (amounts in millions):

	For the Twelve Months Ended
	July 31, 2016	August 2, 2015
Net Earnings	$7,440	$6,729
Add:
Interest and Other, net	941	488
Provision for Income Taxes	4,329	3,771
Operating Income	12,710	10,988
Subtract:
Income Tax Adjustment (1)	4,655	3,981
Net Operating Profit After Tax	$8,055	$7,007

Average Debt and Equity (2)	$27,757	$28,010

Return on Invested Capital (NOPAT / Average Debt and Equity)	29.0%	25.0%
 —————

(1)	Income Tax Adjustment is defined as Operating Income multiplied by the Company's effective tax rate.

(2)	Average Debt and Equity is defined as the average of beginning and ending long-term debt, including current maturities, and equity for the most recent twelve-month period.

LIQUIDITY AND CAPITAL RESOURCES
Cash flow generated from operations provides us with a significant source of liquidity. For the first six months of fiscal 2016, Net Cash Provided by Operating Activities was $6.9 billion compared to $5.9 billion for the same period in fiscal 2015. This increase was primarily due to a $431 million increase in Net Earnings resulting from higher comparable store sales and expense leverage, and the effective management of Merchandise Inventories and other working capital items.
Net Cash Used in Investing Activities for the first six months of fiscal 2016 was $674 million compared to $553 million for the same period in fiscal 2015. This change was primarily due to $144 million less in Proceeds from Sales of Investments in the first six months of fiscal 2016 compared to the same period in fiscal 2015.
Net Cash Used in Financing Activities for the first six months of fiscal 2016 was $4.4 billion compared to $2.1 billion for the same period of fiscal 2015. This change was primarily the result of $2.5 billion less in incremental long-term debt issued in the first six months of fiscal 2016, partially offset by $644 million less in Repurchases of Common Stock in the first six months of fiscal 2016 compared to the same period in fiscal 2015.
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
In fiscal 2015, we entered into forward starting interest rate swap agreements with a combined notional amount of $1.0 billion, accounted for as cash flow hedges, to hedge interest rate fluctuations in anticipation of the February 2016 issuance. In connection with the February 2016 issuance, we paid $89 million to settle these forward starting interest rate swap agreements. This amount, net of income taxes, is included in Accumulated Other Comprehensive Loss and is being amortized to Interest Expense over the term of the 2026 notes.
We have commercial paper programs that allow for borrowings up to $2.0 billion. In connection with these programs, we have a back-up credit facility with a consortium of banks for borrowings up to $2.0 billion. The credit facility expires in December 2019 and contains various restrictive covenants. At July 31, 2016, we were in compliance with all of the covenants, and they are not expected to impact our liquidity or capital resources. During the first six months of fiscal 2016, all of our short-term borrowings were under these commercial paper programs, and the maximum amount outstanding at any time during the first six months of fiscal 2016 was $617 million. As of July 31, 2016, there were no borrowings outstanding under the commercial paper programs or the related credit facility.
As of July 31, 2016, we had $4.0 billion in Cash and Cash Equivalents. We believe that our current cash position, access to the long-term debt capital markets and cash flow generated from operations should be sufficient not only for our operating requirements but also to enable us to complete our capital expenditure programs and fund dividend payments, share repurchases and any required long-term debt payments through the next several fiscal years. In addition, we have funds available from our commercial paper programs and the ability to obtain alternative sources of financing.
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
There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended July 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Except as set forth below, there were no material changes during the second quarter of fiscal 2016 to our disclosure in Item 3 of our 2015 Form 10-K.
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

(a) Unregistered Sales of Equity Securities

1.
During the second quarter of fiscal 2016, the Company issued 4,164 deferred stock units under The Home Depot, Inc. Non-Employee Directors' Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act") and Rule 506 of the SEC's Regulation D thereunder. The deferred stock units were credited to the accounts of those non-employee directors who elected to receive all or a portion of board retainers in the form of deferred stock units instead of cash during the second quarter of fiscal 2016. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.

2.
During the second quarter of fiscal 2016, the Company credited 1,126 deferred stock units to participant accounts under The Home Depot FutureBuilder Restoration Plan pursuant to an exemption from the registration requirements of the Securities Act for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following the termination of service as described in this plan.

(b) Purchases of Equity Securities

In the first quarter of fiscal 2015, the Board of Directors authorized an $18.0 billion share repurchase program. Through the end of the second quarter of fiscal 2016, the Company has repurchased shares of its common stock having a value of approximately $9.5 billion under this program. The number and average price of shares purchased in each fiscal month of the second quarter of fiscal 2016 are set forth in the table below:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
May 2, 2016 – May 29, 2016	2,952,801	$134.09	2,945,810	$9,355,001,347
May 30, 2016 – June 26, 2016	2,928,503	$128.99	2,922,690	$8,978,002,421
June 27, 2016 – July 31, 2016	3,590,485	$133.20	3,588,476	$8,500,002,478
	9,471,789	$132.18	9,456,976

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

*3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q filed on September 1, 2011, Exhibit 3.1]

*3.2	By-Laws of The Home Depot, Inc. (Amended and Restated Effective March 3, 2016). [Form 8-K filed on March 8, 2016, Exhibit 3.2]

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1	Acknowledgment of Independent Registered Public Accounting Firm, dated August 22, 2016.

31.1	Certification of the Chief Executive Officer and President pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and President furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Chief Financial Officer and Executive Vice President – Corporate Services furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2016, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

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

August 22, 2016
(Date)

INDEX TO EXHIBITS

Exhibit	Description

Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the references in brackets. All other exhibits are filed or furnished herewith.

*3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q filed on September 1, 2011, Exhibit 3.1]

*3.2	By-Laws of The Home Depot, Inc. (Amended and Restated Effective March 3, 2016). [Form 8-K filed on March 8, 2016, Exhibit 3.2]

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1	Acknowledgment of Independent Registered Public Accounting Firm, dated August 22, 2016.

31.1	Certification of the Chief Executive Officer and President pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and President furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Chief Financial Officer and Executive Vice President – Corporate Services furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2016, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.