Form 10-Q
period 2016-10-30
HOME DEPOT INC
filed 2016-11-22
CIK 354950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 30, 2016
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
1,218,160,970 shares of common stock, $0.05 par value, as of November 15, 2016

THE HOME DEPOT, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

amounts in millions, except share and per share data	October 30, 2016	January 31, 2016
ASSETS
Current Assets:
Cash and Cash Equivalents	$3,589	$2,216
Receivables, net	1,995	1,890
Merchandise Inventories	13,241	11,809
Other Current Assets	523	569
Total Current Assets	19,348	16,484
Property and Equipment, at cost	40,015	39,266
Less Accumulated Depreciation and Amortization	18,175	17,075
Net Property and Equipment	21,840	22,191
Goodwill	2,095	2,102
Other Assets	1,219	1,196
Total Assets	$44,502	$41,973
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-Term Debt	$—	$350
Accounts Payable	8,054	6,565
Accrued Salaries and Related Expenses	1,398	1,515
Sales Taxes Payable	594	476
Deferred Revenue	1,632	1,566
Income Taxes Payable	123	34
Current Installments of Long-Term Debt	543	77
Other Accrued Expenses	2,087	1,941
Total Current Liabilities	14,431	12,524
Long-Term Debt, excluding current installments	22,338	20,789
Other Long-Term Liabilities	1,856	1,965
Deferred Income Taxes	255	379
Total Liabilities	38,880	35,657
STOCKHOLDERS’ EQUITY
Common Stock, par value $0.05; authorized: 10 billion shares; issued: 1.775 billion shares at October 30, 2016 and 1.772 billion shares at January 31, 2016; outstanding: 1.220 billion shares at October 30, 2016 and 1.252 billion shares at January 31, 2016	88	88
Paid-In Capital	9,628	9,347
Retained Earnings	34,612	30,973
Accumulated Other Comprehensive Loss	(883)	(898)
Treasury Stock, at cost, 555 million shares at October 30, 2016 and 520 million shares at January 31, 2016	(37,823)	(33,194)
Total Stockholders’ Equity	5,622	6,316
Total Liabilities and Stockholders’ Equity	$44,502	$41,973
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
amounts in millions, except per share data	October 30, 2016	November 1, 2015	October 30, 2016	November 1, 2015
NET SALES	$23,154	$21,819	$72,388	$67,539
Cost of Sales	15,112	14,254	47,628	44,430
GROSS PROFIT	8,042	7,565	24,760	23,109
Operating Expenses:
Selling, General and Administrative	4,280	4,161	12,949	12,623
Depreciation and Amortization	442	423	1,311	1,261
Total Operating Expenses	4,722	4,584	14,260	13,884
OPERATING INCOME	3,320	2,981	10,500	9,225
Interest and Other (Income) Expense:
Interest and Investment Income	(10)	(7)	(25)	(160)
Interest Expense	246	247	726	677
Interest and Other, net	236	240	701	517
EARNINGS BEFORE PROVISION FOR INCOME TAXES	3,084	2,741	9,799	8,708
Provision for Income Taxes	1,115	1,016	3,586	3,170
NET EARNINGS	$1,969	$1,725	$6,213	$5,538

Weighted Average Common Shares	1,224	1,268	1,236	1,284
BASIC EARNINGS PER SHARE	$1.61	$1.36	$5.03	$4.31
Diluted Weighted Average Common Shares	1,229	1,274	1,242	1,290
DILUTED EARNINGS PER SHARE	$1.60	$1.35	$5.00	$4.29
Dividends Declared per Share	$0.69	$0.59	$2.07	$1.77
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
amounts in millions	October 30, 2016	November 1, 2015	October 30, 2016	November 1, 2015
Net Earnings	$1,969	$1,725	$6,213	$5,538
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	(125)	(70)	(8)	(200)
Cash Flow Hedges, net of tax	21	(10)	23	(10)
Other	(1)	—	—	—
Total Other Comprehensive (Loss) Income	(105)	(80)	15	(210)
COMPREHENSIVE INCOME	$1,864	$1,645	$6,228	$5,328
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
amounts in millions	October 30, 2016	November 1, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$6,213	$5,538
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,474	1,384
Stock-Based Compensation Expense	199	177
Gain on Sales of Investments	—	(144)
Changes in Assets and Liabilities, net of the effects of acquisitions:
Receivables, net	(108)	(220)
Merchandise Inventories	(1,453)	(1,176)
Other Current Assets	36	57
Accounts Payable and Accrued Expenses	1,449	1,582
Deferred Revenue	64	50
Income Taxes Payable	184	295
Deferred Income Taxes	(131)	(148)
Other	(8)	(29)
Net Cash Provided by Operating Activities	7,919	7,366
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(1,145)	(1,083)
Proceeds from Sales of Investments	—	144
Payments for Businesses Acquired, net	—	(1,662)
Proceeds from Sales of Property and Equipment	30	24
Net Cash Used in Investing Activities	(1,115)	(2,577)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of Short-Term Borrowings, net	(350)	(290)
Proceeds from Long-Term Borrowings, net of discounts	4,959	3,991
Repayments of Long-Term Debt	(3,034)	(29)
Repurchases of Common Stock	(4,535)	(5,043)
Proceeds from Sales of Common Stock	136	149
Cash Dividends Paid to Stockholders	(2,567)	(2,287)
Other Financing Activities	(33)	86
Net Cash Used in Financing Activities	(5,424)	(3,423)
Change in Cash and Cash Equivalents	1,380	1,366
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(7)	(49)
Cash and Cash Equivalents at Beginning of Period	2,216	1,723
Cash and Cash Equivalents at End of Period	$3,589	$3,040
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
Valuation Reserves
As of October 30, 2016 and January 31, 2016, the valuation allowances for Merchandise Inventories and uncollectible Receivables were not material.
Recent Accounting Pronouncements
In October 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory", which requires an entity to recognize the income tax consequences of an intercompany transfer of assets other than inventory when the transfer occurs. An entity will continue to recognize the income tax consequences of an intercompany transfer of inventory when the inventory is sold to a third party. This guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods, using a modified retrospective approach, and early adoption is permitted. The Company is evaluating the effect that ASU No. 2016-16 will have on its Consolidated Financial Statements and related disclosures.
In March 2016, the FASB issued ASU No. 2016-09, "Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting", which makes several modifications to the accounting for employee share-based payment transactions, including the requirement to recognize the income tax effects of awards that vest or settle as income tax expense. This guidance also clarifies the presentation of certain components of share-based awards in the statement of cash flows. This guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods, and early adoption is permitted. The Company does not believe that ASU No. 2016-09 will have a material impact on its Consolidated Financial Statements and related disclosures.
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
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)", which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. ASU No. 2014-09 supersedes most existing revenue recognition guidance in U.S. GAAP, and it permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date", which delayed the effective date of ASU No. 2014-09 by one year. As a result, ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim

THE HOME DEPOT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

periods within those annual periods. In fiscal 2016, the FASB issued guidance clarifying the interpretation of certain principles of ASU No. 2014-09. The Company is evaluating the effect that this revenue recognition guidance will have on its Consolidated Financial Statements and related disclosures.
Reclassifications
Certain amounts in prior fiscal periods have been reclassified to conform with the presentation adopted in the current fiscal periods. See Note 2 to the Consolidated Financial Statements included in this report.

2.	RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
On February 1, 2016, the Company adopted ASU No. 2015-03, "Interest–Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs". Under ASU No. 2015-03, debt issuance costs related to a recognized debt liability are presented as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The adoption of ASU No. 2015-03 has been applied retrospectively, and accordingly, the Company's Consolidated Balance Sheet as of January 31, 2016 has been reclassified to reflect this adoption. The impact of this reclassification was a decrease of $99 million to Other Assets, and a corresponding decrease to Long-Term Debt, excluding current installments, as of January 31, 2016.
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
In September 2016, the Company issued $1.0 billion of 2.125% senior notes due September 15, 2026 (the "September 2026 notes") at a discount of $11 million and $1.0 billion of 3.50% senior notes due September 15, 2056 (the "2056 notes") at a discount of $19 million (together, the "September 2016 issuance"). Interest on the September 2026 and the 2056 notes is due semi-annually on March 15 and September 15 of each year, beginning March 15, 2017. The $30 million discount associated with the September 2016 issuance is being amortized over the term of the notes using the effective interest rate method. Issuance costs of $16 million associated with the September 2016 issuance were recorded as a direct deduction to the senior notes and are being amortized over the term of the notes. The net proceeds of the September 2016 issuance were used for general corporate purposes, including repurchases of shares of the Company's common stock.
In February 2016, the Company issued $1.35 billion of 2.00% senior notes due April 1, 2021 (the "2021 notes") at a discount of $5 million, $1.3 billion of 3.00% senior notes due April 1, 2026 (the "April 2026 notes") at a discount of $8 million, and $350 million of 4.25% senior notes due April 1, 2046 (the "2046 notes") at a premium of $2 million (together, the "February 2016 issuance"). The 2046 notes form a single series with the Company's $1.25 billion of 4.25% senior notes due April 1, 2046 that were issued in May 2015, and have the same terms. The aggregate principal amount outstanding of the Company's senior notes due April 1, 2046 is $1.6 billion. Interest on the 2021 and the April 2026 notes is due semi-annually on April 1 and October 1 of each year, beginning October 1, 2016. Interest on the 2046 notes is due semi-annually on April 1 and October 1 of each year, beginning April 1, 2016, with interest accruing from October 1, 2015. The $13 million discount associated with the 2021 and the April 2026 notes and the $2 million premium associated with the 2046 notes are being amortized over the term of the notes using the effective interest rate method. Issuance costs of $17 million associated with the February 2016 issuance were recorded as a direct deduction to the senior notes and are being amortized over the term of the notes. The net proceeds of the February 2016 issuance were used to repay the Company's 5.40% senior notes that matured on March 1, 2016.
All of the Company's senior notes, other than the $500 million of floating rate senior notes due September 15, 2017, may be redeemed by the Company at any time, in whole or in part, at the redemption price plus accrued interest up to the redemption date. The redemption price is equal to the greater of (1) 100% of the principal amount of the notes to be redeemed, or (2) the sum of the present values of the remaining scheduled payments of principal and interest to the Par Call Date, as defined in the respective notes. Additionally, if a Change in Control Triggering Event occurs, as defined in the notes, holders of all notes have the right to require the Company to redeem those notes at 101% of the aggregate principal amount of the notes plus accrued interest up to the redemption date. The Company is generally not limited under the indentures governing the notes in its ability to incur additional indebtedness or required to maintain financial ratios or specified levels of net worth or liquidity. Further,

THE HOME DEPOT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

while the indentures governing the notes contain various restrictive covenants, none are expected to impact the Company's liquidity or capital resources.
In fiscal 2015, the Company entered into forward starting interest rate swap agreements with a combined notional amount of $1.0 billion, accounted for as cash flow hedges, to hedge interest rate fluctuations in anticipation of the February 2016 issuance. In connection with the February 2016 issuance, the Company paid $89 million to settle these forward starting interest rate swap agreements. This amount, net of income taxes, is included in Accumulated Other Comprehensive Loss and is being amortized to Interest Expense over the term of the April 2026 notes.

4.	COMMITMENTS AND CONTINGENCIES
Data Breach
As previously reported, in the third quarter of fiscal 2014, the Company confirmed that its payment data systems were breached, which potentially impacted customers who used payment cards at self-checkout systems in the Company's U.S. and Canadian stores (the "Data Breach").
Litigation, Claims and Government Investigations
In fiscal 2015, the four major payment card networks made claims against the Company for costs that they assert they or their issuing banks incurred in connection with the Data Breach. The Company entered into settlement agreements with all four networks in fiscal 2015. In addition, a total of 57 putative class actions were filed in the U.S. on behalf of customers and financial institutions and in Canada on behalf of customers allegedly harmed by the Data Breach. The U.S. class actions were consolidated for pre-trial proceedings in the United States District Court for the Northern District of Georgia (the "District Court"). In the fourth quarter of fiscal 2015 and first quarter of fiscal 2016, the Company agreed to settlement terms to resolve and dismiss the claims asserted in the U.S. and Canadian customer class actions, respectively. In August 2016, the respective courts approved the settlements.
The Company previously recorded accruals for estimated probable losses in connection with the payment card networks' claims and the U.S. and Canadian customer class actions. In the third quarter of fiscal 2016, the Company recorded an accrual for estimated probable losses that it expects to incur in connection with the U.S. financial institution class actions, which remain ongoing. The Company's estimates are based on currently available information associated with each of these matters and may change as new information becomes available or circumstances change. In addition, the accrual for the U.S. financial institution class actions is based on the expectation of reaching a negotiated settlement with the claimants and not on any determination that it is probable that the Company would be found liable for the losses it has accrued were this matter to be litigated.
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
While losses from these pending matters are reasonably possible, the Company is not able to estimate the costs, or range of costs, related to these matters (other than the U.S. financial institutions class actions discussed above) because the proceedings remain in the early stages, alleged damages have not been specified, and there are significant factual and legal issues to be resolved. The Company has not concluded that a loss from these matters is probable; therefore, the Company has not recorded an accrual for litigation, claims and governmental investigations related to these matters as of the end of the third quarter of fiscal 2016. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. The Company believes that the ultimate amount paid on these actions, claims and investigations could have an adverse effect on the Company's consolidated financial condition, results of operations or cash flows in future periods.

THE HOME DEPOT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Expenses Incurred and Amounts Accrued
In the third quarter and first nine months of fiscal 2016, the Company recorded $23 million and $27 million, respectively, of pretax expenses related to the Data Breach. The Company did not record any related expected insurance proceeds in the third quarter and first nine months of fiscal 2016. Since the Data Breach occurred, the Company has recorded $288 million of pretax gross expenses related to the Data Breach, partially offset by $100 million of expected insurance proceeds, for pretax net expenses of $188 million. These expenses include costs to investigate the Data Breach; provide identity protection services, including credit monitoring, to impacted customers; increase call center staffing; and pay legal and other professional services, all of which were expensed as incurred. Expenses also include the accruals for estimated probable losses that the Company has incurred or expects to incur in connection with the claims made by the payment card networks or their issuing banks, the U.S. and Canadian customer class actions, and the U.S. financial institution class actions. These expenses are included in Selling, General and Administrative expenses in the accompanying Consolidated Statements of Earnings.
At October 30, 2016, accrued liabilities and insurance receivable related to the Data Breach consisted of the following (amounts in millions):

	Accrued Liabilities	Insurance Receivable
Balance at January 31, 2016	$(34)	$70
(Expenses incurred) insurance receivable recorded in the first quarter of fiscal 2016	(2)	—
Payments made (received) in the first quarter of fiscal 2016	9	(15)
Balance at May 1, 2016	$(27)	$55
(Expenses incurred) insurance receivable recorded in the second quarter of fiscal 2016	(2)	—
Payments made (received) in the second quarter of fiscal 2016	—	(10)
Balance at July 31, 2016	$(29)	$45
(Expenses incurred) insurance receivable recorded in the third quarter of fiscal 2016	(23)	—
Payments made (received) in the third quarter of fiscal 2016	2	(25)
Balance at October 30, 2016	$(50)	$20
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
Insurance Coverage
The Company maintained $100 million of network security and privacy liability insurance coverage in fiscal 2014, above a $7.5 million deductible, to limit the Company's exposure to losses such as those related to the Data Breach. As of October 30, 2016, the Company had received initial payments totaling $80 million of insurance reimbursements under the fiscal 2014 policy, and expects to receive additional payments. In fiscal 2016 and 2015, the Company maintained $100 million of network security and privacy liability insurance coverage, above a $10 million deductible, to limit the Company's exposure to similar losses.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The assets and liabilities of the Company that are measured at fair value on a recurring basis as of October 30, 2016 and January 31, 2016 were as follows (amounts in millions):

	Fair Value at October 30, 2016 Using			Fair Value at January 31, 2016 Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative agreements - assets	$—	$258	$—	$—	$213	$—
Derivative agreements - liabilities	—	—	—	—	(82)	—
Total	$—	$258	$—	$—	$131	$—
The Company uses derivative financial instruments from time to time in the management of its interest rate exposure on long-term debt and its exposure on foreign currency fluctuations. The fair value of the Company's derivative financial instruments was measured using level 2 inputs.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Long-lived assets were analyzed for impairment on a nonrecurring basis using fair value measurements with unobservable inputs (level 3). Impairment charges related to long-lived assets in the first nine months of fiscal 2016 and 2015 were not material.
During the third quarter of fiscal 2016, the Company completed its annual assessment of the recoverability of Goodwill for its U.S., Canada and Mexico reporting units. The fair values of these reporting units were estimated using the present value of expected future discounted cash flows through unobservable inputs (level 3) and the fair value exceeded the carrying value for each respective reporting unit. Accordingly, no Goodwill impairments were recorded for these reporting units.
The aggregate fair value of the Company's senior notes, based on quoted market prices, was $24.6 billion and $21.8 billion at October 30, 2016 and January 31, 2016, respectively, compared to a carrying value of $22.0 billion and $20.1 billion at October 30, 2016 and January 31, 2016, respectively.

6.	BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES
The reconciliation of basic to diluted weighted average common shares for the three and nine months ended October 30, 2016 and November 1, 2015 was as follows (amounts in millions):

	Three Months Ended		Nine Months Ended
	October 30, 2016	November 1, 2015	October 30, 2016	November 1, 2015
Weighted average common shares	1,224	1,268	1,236	1,284
Effect of potentially dilutive securities:
Stock plans	5	6	6	6
Diluted weighted average common shares	1,229	1,274	1,242	1,290
Stock plans consist of shares granted under the Company's employee stock plans. Options to purchase 1 million and 1 million shares of common stock for the three months ended October 30, 2016 and November 1, 2015, respectively, and options to purchase 1 million and 1 million shares of common stock for the nine months ended October 30, 2016 and November 1, 2015, respectively, were excluded from the computation of Diluted Earnings per Share because their effect would have been anti-dilutive.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
The Home Depot, Inc.:
We have reviewed the Consolidated Balance Sheet of The Home Depot, Inc. and subsidiaries as of October 30, 2016, the related Consolidated Statements of Earnings and Comprehensive Income for the three-month and nine-month periods ended October 30, 2016 and November 1, 2015, and the related Consolidated Statements of Cash Flows for the nine-month periods ended October 30, 2016 and November 1, 2015. These Consolidated Financial Statements are the responsibility of the Company's management.
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
November 21, 2016

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
EXECUTIVE SUMMARY AND SELECTED CONSOLIDATED STATEMENTS OF EARNINGS DATA
Net Sales increased 6.1% to $23.2 billion for the third quarter of fiscal 2016 from $21.8 billion for the third quarter of fiscal 2015. For the first nine months of fiscal 2016, Net Sales increased 7.2% to $72.4 billion from $67.5 billion for the first nine months of fiscal 2015. Our total comparable store sales increased 5.5% in the third quarter of fiscal 2016, driven by a 3.1% increase in our comparable store average ticket and a 2.4% increase in our comparable store customer transactions. Comparable store sales for our U.S. stores increased 5.9% in the third quarter of fiscal 2016. For the first nine months of fiscal 2016, our total comparable store sales increased 5.5% and comparable store sales for our U.S. stores increased 6.2%.
For the third quarter of fiscal 2016, we reported Net Earnings of $2.0 billion and Diluted Earnings per Share of $1.60 compared to Net Earnings of $1.7 billion and Diluted Earnings per Share of $1.35 for the third quarter of fiscal 2015. For the first nine months of fiscal 2016, we reported Net Earnings of $6.2 billion and Diluted Earnings per Share of $5.00 compared to Net Earnings of $5.5 billion and Diluted Earnings per Share of $4.29 for the first nine months of fiscal 2015.
The results for the third quarter and first nine months of fiscal 2016 included $23 million and $27 million, respectively, of pretax expenses related to a breach of our payment data systems that we discovered in the third quarter of fiscal 2014 (the "Data Breach"). These charges resulted in a decrease of $0.01 to Diluted Earnings per Share for both the third quarter and first nine months of fiscal 2016. The results for the third quarter and first nine months of fiscal 2015 included $20 million and $119 million, respectively, of pretax net expenses related to the Data Breach. These charges resulted in decreases of $0.01 and $0.06 to Diluted Earnings per Share for the third quarter and first nine months of fiscal 2015, respectively.
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

Key Initiatives
In the third quarter and first nine months of fiscal 2016, we continued to focus on the following key initiatives:
Customer Experience – Our customer experience initiative is anchored on the principles of putting customers first and taking care of our associates, and our commitment to customer service remains strong. We have taken a number of steps to enhance this initiative to provide our customers with a seamless and frictionless shopping experience in our stores, online, on the job site and in their homes. In the first nine months of fiscal 2016, we rolled out a complete redesign of our Home Depot website and mobile app, optimizing our desktop and tablet displays by enhancing content to display in full screen. The website redesign also included an expanded buy box, which makes it easier for our customers to select their preferred fulfillment option at checkout. Also in the first nine months of fiscal 2016, we enhanced our dynamic ETA feature for online purchases. Dynamic ETA provides a timelier and more accurately estimated delivery date, and we believe it will lead to increased conversion and customer satisfaction.
Product Authority – Our product authority initiative is facilitated by our merchandising transformation and portfolio strategy, which is focused on delivering product innovation, assortment and value. In the first nine months of fiscal 2016, we continued to introduce a wide range of innovative new products to our do-it-yourself, do-it-for-me and professional customers, while remaining focused on offering everyday values in our stores and online. We also continued to leverage our merchandising assortment planning and pricing tools to better understand customer preferences and to refine our online and in-store product assortment in particular stores and geographic areas.
Productivity and Efficiency Driven by Capital Allocation – Our approach to driving productivity and efficiency is advanced through continuous operational improvement in our stores and supply chain, disciplined capital allocation, and building shareholder value through higher returns on invested capital and total value returned to shareholders in the form of dividends and share repurchases. We continue to optimize our supply chain through our multi-year program called Project Sync, which is being rolled out gradually to suppliers in our U.S. Rapid Deployment Centers ("RDCs"). This program will allow us to significantly reduce our average lead time from supplier to shelf, reduce transportation expenses and improve inventory turns. As we continue to roll out Project Sync, we plan to create an end-to-end solution that benefits all participants in our supply chain, from our suppliers to our transportation providers, our RDC and store associates, and to our customers.
We opened one new store in Mexico during the third quarter of fiscal 2016, for a total store count of 2,276 at the end of the quarter. As of the end of the third quarter of fiscal 2016, a total of 299 of our stores, or 13.1%, were located in Canada and Mexico.
We generated $7.9 billion of cash flow from operations in the first nine months of fiscal 2016. This cash flow, along with $5.0 billion of long-term debt issued in the first nine months of fiscal 2016, was used to repay $3.0 billion of 5.40% senior notes that matured on March 1, 2016, fund cash payments of $4.5 billion for share repurchases, pay $2.6 billion of dividends, fund $1.1 billion in capital expenditures and repay $350 million of short-term borrowings.
Our inventory turnover ratio was 5.0 times at the end of the third quarter of both fiscal 2016 and 2015. Our return on invested capital (defined as net operating profit after tax, a non-GAAP financial measure, for the most recent twelve-month period, divided by the average of beginning and ending long-term debt, including current maturities, and equity for the most recent twelve-month period) was 29.1% for the third quarter of fiscal 2016 compared to 26.3% for the third quarter of fiscal 2015. For a reconciliation of net operating profit after tax to Net Earnings, the most comparable GAAP financial measure, and our calculation of return on invested capital, see "Non-GAAP Financial Measures" below.
Interconnecting Retail – Our focus on interconnecting retail is based on building a competitive and seamless platform across all commerce channels. In the first nine months of fiscal 2016, we continued to invest in our interconnected abilities to more effectively meet customers' demands for increased fulfillment options. We completed the deployment of our new Customer Order Management platform ("COM") in all of our U.S. stores in the first nine months of fiscal 2016. We also continued the roll out of our Buy Online, Deliver From Store ("BODFS") program, which complements our existing interconnecting retail programs, Buy Online, Ship to Store ("BOSS") and Buy Online, Pick-up In Store ("BOPIS"). We have seen strong demand for our BODFS program in areas where it has already been rolled out and expect to complete the roll out of BODFS by the end of fiscal 2016.
Additionally, we have fully implemented BOSS via RDC delivery capability, which enables us to fulfill BOSS orders through our RDC network, leveraging our inventory and fulfillment channels. This has resulted in significant cost savings and improved shipping times and customer satisfaction scores. In the third quarter of fiscal 2016, over 40% of our online orders were picked up in our stores through our BOPIS and BOSS offerings. Sales from our online channels increased 17.5% and 19.2% for the third quarter and first nine months of fiscal 2016, respectively, compared to the same periods last year, and represented 5.6% of our total Net Sales for both the third quarter and first nine months of fiscal 2016.
We believe the selected sales data, the percentage relationship between Net Sales and major categories in the Consolidated Statements of Earnings and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations.

	% of Net Sales				% Increase (Decrease) in Dollar Amounts
	Three Months Ended		Nine Months Ended
	October 30, 2016	November 1, 2015	October 30, 2016	November 1, 2015	Three Months	Nine Months
NET SALES	100.0%	100.0%	100.0%	100.0%	6.1%	7.2%
GROSS PROFIT	34.7	34.7	34.2	34.2	6.3	7.1
Operating Expenses:
Selling, General and Administrative	18.5	19.1	17.9	18.7	2.9	2.6
Depreciation and Amortization	1.9	1.9	1.8	1.9	4.5	4.0
Total Operating Expenses	20.4	21.0	19.7	20.6	3.0	2.7

OPERATING INCOME	14.3	13.7	14.5	13.7	11.4	13.8
Interest and Other (Income) Expense:
Interest and Investment Income	—	—	—	(0.2)	42.9	(84.4)
Interest Expense	1.1	1.1	1.0	1.0	(0.4)	7.2
Interest and Other, net	1.0	1.1	1.0	0.8	(1.7)	35.6

EARNINGS BEFORE PROVISION FOR INCOME TAXES	13.3	12.6	13.5	12.9	12.5	12.5
Provision for Income Taxes	4.8	4.7	5.0	4.7	9.7	13.1
NET EARNINGS	8.5%	7.9%	8.6%	8.2%	14.1%	12.2%
SELECTED SALES DATA(1)
Number of Customer Transactions (in millions)	380.0	371.1	1,184.8	1,151.7	2.4%	2.9%
Average Ticket	$59.78	$58.03	$60.26	$58.72	3.0%	2.6%
Sales per Square Foot	$382.18	$366.37	$399.12	$380.12	4.3%	5.0%
Comparable Store Sales Increase (%)(2)	5.5%	5.1%	5.5%	5.1%	N/A	N/A
Online Sales (% of Net Sales)(3)	5.6%	5.1%	5.6%	5.0%	17.5%	19.2%
Note: Certain percentages may not sum to totals due to rounding.
 —————

(1)	Selected Sales Data does not include results for the Interline acquisition that was completed in the third quarter of fiscal 2015.

(2)
Includes Net Sales at locations open greater than 12 months, including relocated and remodeled stores and online sales, and excluding closed stores. Retail stores become comparable on the Monday following their 365th day of operation. Comparable store sales is intended only as supplemental information and is not a substitute for Net Sales or Net Earnings presented in accordance with U.S. generally accepted accounting principles.

(3)
Consists of Net Sales generated online through our Home Depot, Home Decorators Collection and Blinds.com websites for products picked up in stores or delivered to customer locations through our BOPIS, BOSS and BODFS programs.

N/A – Not Applicable

RESULTS OF OPERATIONS
Net Sales for the third quarter of fiscal 2016 increased 6.1% to $23.2 billion from $21.8 billion for the third quarter of fiscal 2015. For the first nine months of fiscal 2016, Net Sales increased 7.2% to $72.4 billion from $67.5 billion for the comparable period of fiscal 2015. The increase in Net Sales for the third quarter and first nine months of fiscal 2016 primarily reflects the impact of positive comparable store sales driven by increased customer transactions and average ticket growth, as well as sales from Interline, which was acquired in the third quarter of fiscal 2015. The increase in Net Sales was partially offset by pressure from foreign currency fluctuations, which negatively impacted total sales growth by $76 million and $453 million in the third quarter and first nine months of fiscal 2016, respectively.
Total comparable store sales increased 5.5% for both the third quarter and first nine months of fiscal 2016, which reflects a number of factors, including the execution of our key initiatives, continued strength across our business, and an improved U.S. home improvement market. All of our departments posted positive comparable store sales for the third quarter and first nine months of fiscal 2016. Comparable store sales for our Appliances, Lumber, Tools, Outdoor Garden, Indoor Garden, Lighting, Decor and Flooring product categories were above the Company average for the third quarter of fiscal 2016. Further, our comparable store customer transactions increased 2.4% and 2.8% for the third quarter and first nine months of fiscal 2016, respectively. Our comparable store average ticket increased 3.1% and 2.6% for the third quarter and first nine months of fiscal 2016, respectively, due in part to strong sales in big ticket purchases such as appliances, flooring and roofing, offset in part by pressure from foreign currency fluctuations.
Gross Profit increased 6.3% to $8.0 billion for the third quarter of fiscal 2016 from $7.6 billion for the third quarter of fiscal 2015. Gross Profit increased 7.1% to $24.8 billion for the first nine months of fiscal 2016 from $23.1 billion for the first nine months of fiscal 2015. Gross Profit as a percent of Net Sales, or gross profit margin, was 34.7% for the third quarter of both fiscal 2016 and 2015, and 34.2% for the first nine months of both fiscal 2016 and 2015. Gross profit margin for the third quarter and first nine months of fiscal 2016 reflects the impact of Interline, which has a lower gross profit margin, offset by benefits from our supply chain driven by increased productivity and by a change in the mix of products sold.
Selling, General and Administrative expenses ("SG&A") increased 2.9% to $4.3 billion for the third quarter of fiscal 2016 from $4.2 billion for the third quarter of fiscal 2015, and increased 2.6% to $12.9 billion for the first nine months of fiscal 2016 from $12.6 billion for the first nine months of fiscal 2015. SG&A for the third quarter and first nine months of fiscal 2016 included $23 million and $27 million, respectively, of pretax expenses related to the Data Breach. SG&A for the third quarter and first nine months of fiscal 2015 included $20 million and $119 million, respectively, of pretax net expenses related to the Data Breach. As a percent of Net Sales, SG&A was 18.5% for the third quarter of fiscal 2016 compared to 19.1% for the third quarter of fiscal 2015. For the first nine months of fiscal 2016, SG&A as a percent of Net Sales was 17.9% compared to 18.7% for the same period last year. The decrease in SG&A as a percent of Net Sales for the third quarter and first nine months of fiscal 2016 reflects expense leverage resulting from the positive comparable store sales environment and strong expense controls.
Depreciation and Amortization increased 4.5% to $442 million for the third quarter of fiscal 2016 from $423 million for the third quarter of fiscal 2015. Depreciation and Amortization was $1.3 billion for the first nine months of both fiscal 2016 and 2015. Depreciation and Amortization as a percent of Net Sales was 1.9% for the third quarter of both fiscal 2016 and 2015, and was 1.8% for the first nine months of fiscal 2016 compared to 1.9% for the same period last year. Depreciation and Amortization as a percent of Net Sales for the third quarter and first nine months of fiscal 2016 reflects expense leverage resulting from the positive comparable store sales environment.
Operating Income increased 11.4% to $3.3 billion for the third quarter of fiscal 2016 from $3.0 billion for the third quarter of fiscal 2015. Operating Income increased 13.8% to $10.5 billion for the first nine months of fiscal 2016 from $9.2 billion for the first nine months of fiscal 2015. Operating Income as a percent of Net Sales was 14.3% for the third quarter of fiscal 2016 compared to 13.7% for the third quarter of fiscal 2015. Operating Income as a percent of Net Sales was 14.5% for the first nine months of fiscal 2016 compared to 13.7% for the first nine months of fiscal 2015.
For the third quarter of fiscal 2016, we recognized $236 million of Interest and Other, net, compared to $240 million for the third quarter of fiscal 2015. We recognized $701 million of Interest and Other, net, for the first nine months of fiscal 2016 compared to $517 million for the same period last year. Interest and Other, net, for the first nine months of fiscal 2015 included a $144 million pretax gain related to the sale of our remaining equity ownership in HD Supply. Interest and Other, net, as a percent of Net Sales was 1.0% for the third quarter of fiscal 2016 compared to 1.1% for the third quarter of fiscal 2015. Interest and Other, net, as a percent of Net Sales was 1.0% for the first nine months of fiscal 2016 compared to 0.8% for the first nine months of fiscal 2015 due primarily to the anniversary of the pretax gain related to the sale of our remaining equity ownership in HD Supply in the first nine months of fiscal 2015 and higher long-term debt balances in the first nine months of fiscal 2016.

Our combined effective income tax rate was 36.6% for the first nine months of fiscal 2016 compared to 36.4% for the first nine months of fiscal 2015. The effective income tax rate for the first nine months of fiscal 2015 reflects a $71 million net benefit to our Provision for Income Taxes due primarily to the favorable settlement of a tax audit.
Diluted Earnings per Share were $1.60 and $5.00 for the third quarter and first nine months of fiscal 2016, respectively, compared to $1.35 and $4.29 for the third quarter and first nine months of fiscal 2015, respectively. Expenses related to the Data Breach had a negative impact of $0.01 to Diluted Earnings per Share for both the third quarter and first nine months of fiscal 2016, compared to negative impacts of $0.01 and $0.06 for the third quarter and first nine months of fiscal 2015, respectively. The gain on the sale of our remaining equity ownership in HD Supply contributed a benefit of $0.07 to Diluted Earnings per Share for the first nine months of fiscal 2015. Diluted Earnings per Share for the first nine months of fiscal 2015 also reflect $0.05 of benefit from the favorable settlement of a tax audit.
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
Return on Invested Capital
We believe return on invested capital ("ROIC") is meaningful for investors and management because it measures how effectively we deploy our capital base. We define ROIC as net operating profit after tax ("NOPAT"), a non-GAAP financial measure, for the most recent twelve-month period, divided by the average of beginning and ending long-term debt, including current maturities, and equity for the most recent twelve-month period.
The following table provides our ROIC calculation and reconciles NOPAT, a non-GAAP financial measure, to Net Earnings, the most comparable GAAP financial measure, for the twelve months ended October 30, 2016 and November 1, 2015 (amounts in millions):

	For the Twelve Months Ended
	October 30, 2016	November 1, 2015
Net Earnings	$7,684	$6,917
Add:
Interest and Other, net	937	615
Provision for Income Taxes	4,428	3,884
Operating Income	13,049	11,416
Subtract:
Income Tax Adjustment (1)	4,771	4,156
Net Operating Profit After Tax	$8,278	$7,260

Average Debt and Equity (2)	$28,441	$27,565

Return on Invested Capital (NOPAT / Average Debt and Equity)	29.1%	26.3%
 —————

(1)	Income Tax Adjustment is defined as Operating Income multiplied by the Company's effective tax rate.

(2)	Average Debt and Equity is defined as the average of beginning and ending long-term debt, including current maturities, and equity for the most recent twelve-month period.

LIQUIDITY AND CAPITAL RESOURCES
Cash flow generated from operations provides us with a significant source of liquidity. For the first nine months of fiscal 2016, Net Cash Provided by Operating Activities was $7.9 billion compared to $7.4 billion for the same period in fiscal 2015. This increase was primarily due to a $675 million increase in Net Earnings resulting from higher comparable store sales and expense leverage, partially offset by a $277 million increase in Merchandise Inventories as a result of increased inventory purchases in support of increased sales.
Net Cash Used in Investing Activities for the first nine months of fiscal 2016 was $1.1 billion compared to $2.6 billion for the same period in fiscal 2015. This change was primarily due to $1.7 billion in Payments for Businesses Acquired, net, in the first nine months of fiscal 2015 related to the acquisition of Interline.
Net Cash Used in Financing Activities for the first nine months of fiscal 2016 was $5.4 billion compared to $3.4 billion for the same period of fiscal 2015. This change was primarily due to $2.0 billion less in net incremental long-term debt issued in the first nine months of fiscal 2016 compared to the same period in fiscal 2015.
In September 2016, we issued $1.0 billion of 2.125% senior notes due September 15, 2026 (the "September 2026 notes") at a discount of $11 million and $1.0 billion of 3.50% senior notes due September 15, 2056 (the "2056 notes") at a discount of $19 million (together, the "September 2016 issuance"). Interest on the September 2026 and the 2056 notes is due semi-annually on March 15 and September 15 of each year, beginning March 15, 2017. The net proceeds of the September 2016 issuance were used for general corporate purposes, including repurchases of shares of our common stock.
In February 2016, we issued $1.35 billion of 2.00% senior notes due April 1, 2021 (the "2021 notes") at a discount of $5 million, $1.3 billion of 3.00% senior notes due April 1, 2026 (the "April 2026 notes") at a discount of $8 million, and $350 million of 4.25% senior notes due April 1, 2046 (the "2046 notes") at a premium of $2 million (together, the "February 2016 issuance"). The 2046 notes form a single series with our $1.25 billion of 4.25% senior notes due April 1, 2046 that were issued in May 2015, and have the same terms. The aggregate principal amount outstanding of our senior notes due April 1, 2046 is $1.6 billion. Interest on the 2021 and the April 2026 notes is due semi-annually on April 1 and October 1 of each year, beginning October 1, 2016. Interest on the 2046 notes is due semi-annually on April 1 and October 1 of each year, beginning April 1, 2016, with interest accruing from October 1, 2015. The net proceeds of the February 2016 issuance were used to repay our 5.40% senior notes that matured on March 1, 2016.
In fiscal 2015, we entered into forward starting interest rate swap agreements with a combined notional amount of $1.0 billion, accounted for as cash flow hedges, to hedge interest rate fluctuations in anticipation of the February 2016 issuance. In connection with the February 2016 issuance, we paid $89 million to settle these forward starting interest rate swap agreements. This amount, net of income taxes, is included in Accumulated Other Comprehensive Loss and is being amortized to Interest Expense over the term of the April 2026 notes.
We have commercial paper programs that allow for borrowings up to $2.0 billion. In connection with these programs, we have a back-up credit facility with a consortium of banks for borrowings up to $2.0 billion. The credit facility expires in December 2019 and contains various restrictive covenants. At October 30, 2016, we were in compliance with all of the covenants, and they are not expected to impact our liquidity or capital resources. During the first nine months of fiscal 2016, all of our short-term borrowings were under these commercial paper programs, and the maximum amount outstanding at any time during the first nine months of fiscal 2016 was $617 million. As of October 30, 2016, there were no borrowings outstanding under the commercial paper programs or the related credit facility.
As of October 30, 2016, we had $3.6 billion in Cash and Cash Equivalents. We believe that our current cash position, access to the long-term debt capital markets and cash flow generated from operations should be sufficient not only for our operating requirements but also to enable us to complete our capital expenditure programs and fund dividend payments, share repurchases and any required long-term debt payments through the next several fiscal years. In addition, we have funds available from our commercial paper programs and the ability to obtain alternative sources of financing.
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
Our exposure to market risks results primarily from fluctuations in interest rates. We are also exposed to risks from foreign currency exchange rate fluctuations on the translation of our foreign operations into U.S. dollars and on the purchase of goods by these foreign operations that are not denominated in their local currencies. There have been no material changes to our exposure to market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016 as filed with the SEC on March 24, 2016 (the "2015 Form 10-K").

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
There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended October 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Except as set forth below, there were no material changes during the third quarter of fiscal 2016 to our disclosure in Item 3 of our 2015 Form 10-K.
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

(a) Unregistered Sales of Equity Securities

1.
During the third quarter of fiscal 2016, the Company issued 871 deferred stock units under The Home Depot, Inc. Non-Employee Directors' Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act") and Rule 506 of the SEC's Regulation D thereunder. The deferred stock units were credited to the accounts of those non-employee directors who elected to receive all or a portion of board retainers in the form of deferred stock units instead of cash during the third quarter of fiscal 2016. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.

2.
During the third quarter of fiscal 2016, the Company credited 1,136 deferred stock units to participant accounts under The Home Depot FutureBuilder Restoration Plan pursuant to an exemption from the registration requirements of the Securities Act for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following the termination of service as described in this plan.

(b) Purchases of Equity Securities

In the first quarter of fiscal 2015, the Board of Directors authorized an $18.0 billion share repurchase program. Through the end of the third quarter of fiscal 2016, the Company has repurchased shares of its common stock having a value of approximately $11.6 billion under this program. The number and average price of shares purchased in each fiscal month of the third quarter of fiscal 2016 are set forth in the table below:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
August 1, 2016 – August 28, 2016	3,691,696	$136.08	3,678,603	$7,999,398,137
August 29, 2016 – September 25, 2016	5,400,659	$130.23	5,387,197	$7,297,857,715
September 26, 2016 – October 30, 2016	7,356,654	$126.62	7,322,099	$6,370,702,724
	16,449,009	$129.93	16,387,899

(1)
These amounts include repurchases pursuant to the Company's 1997 and Amended and Restated 2005 Omnibus Stock Incentive Plans (the "Plans"). Under the Plans, participants may surrender shares as payment of applicable tax withholding on the vesting of restricted stock and deferred share awards. Participants in the Plans may also exercise stock options by surrendering shares of common stock that the participants already own as payment of the exercise price. Shares so surrendered by participants in the Plans are repurchased pursuant to the terms of the Plans and applicable award agreement and not pursuant to publicly announced share repurchase programs.

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

*3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q filed on September 1, 2011, Exhibit 3.1]

*3.2	By-Laws of The Home Depot, Inc. (Amended and Restated Effective March 3, 2016). [Form 8-K filed on March 8, 2016, Exhibit 3.2]

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1	Acknowledgment of Independent Registered Public Accounting Firm, dated November 21, 2016.

31.1	Certification of the Chief Executive Officer and President pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and President furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Chief Financial Officer and Executive Vice President – Corporate Services furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 2016, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

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

November 21, 2016
(Date)

INDEX TO EXHIBITS

Exhibit	Description

Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the references in brackets. All other exhibits are filed or furnished herewith.

*3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q filed on September 1, 2011, Exhibit 3.1]

*3.2	By-Laws of The Home Depot, Inc. (Amended and Restated Effective March 3, 2016). [Form 8-K filed on March 8, 2016, Exhibit 3.2]

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1	Acknowledgment of Independent Registered Public Accounting Firm, dated November 21, 2016.

31.1	Certification of the Chief Executive Officer and President pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and President furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Chief Financial Officer and Executive Vice President – Corporate Services furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 2016, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.