Form 10-K
period 2017-01-29
HOME DEPOT INC
filed 2017-03-23
CIK 354950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2017
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant on July 31, 2016 was $170.8 billion.
The number of shares outstanding of the Registrant’s common stock as of March 3, 2017 was 1,202,918,166 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s proxy statement for the 2017 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K to the extent described herein.

THE HOME DEPOT, INC.
FISCAL YEAR 2016 FORM 10-K

CAUTIONARY STATEMENT PURSUANT TO THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain statements contained herein regarding our future performance constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may relate to, among other things, the demand for our products and services; net sales growth; comparable store sales; effects of competition; state of the economy; state of the residential construction, housing and home improvement markets; state of the credit markets, including mortgages, home equity loans and consumer credit; demand for credit offerings; inventory and in-stock positions; implementation of store, interconnected retail, supply chain and technology initiatives; management of relationships with our suppliers and vendors; the impact and expected outcome of investigations, inquiries, claims and litigation, including those related to the data breach we discovered in the third quarter of fiscal 2014; issues related to the payment methods we accept; continuation of share repurchase programs; net earnings performance; earnings per share; capital allocation and expenditures; liquidity; return on invested capital; expense leverage; stock-based compensation expense; commodity price inflation and deflation; the ability to issue debt on terms and at rates acceptable to us; the effect of accounting charges; the effect of adopting certain accounting standards; store openings and closures; financial outlook; and the integration of Interline Brands, Inc. into our organization and the ability to recognize the anticipated synergies and benefits of the acquisition.
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

PART I

Item 1. Business.
Introduction
The Home Depot, Inc. is the world’s largest home improvement retailer based on Net Sales for the fiscal year ended January 29, 2017 ("fiscal 2016"). The Home Depot sells a wide assortment of building materials, home improvement products and lawn and garden products and provides a number of services. The Home Depot stores average approximately 104,000 square feet of enclosed space, with approximately 24,000 additional square feet of outside garden area. As of the end of fiscal 2016, we had 2,278 The Home Depot stores located throughout the United States, including the Commonwealth of Puerto Rico and the territories of the U.S. Virgin Islands and Guam, Canada and Mexico. When we refer to "The Home Depot", the "Company", "we", "us" or "our" in this report, we are referring to The Home Depot, Inc. and its consolidated subsidiaries.
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

Our Business
Operating Strategy
Our strategic framework is founded on our three-legged stool of customer experience, product authority, and productivity and efficiency driven by effective capital allocation, all united by the goal of providing an interconnected retail experience to drive value for our customers, our associates, our suppliers and our shareholders. The retail landscape is rapidly evolving, and our goal is to become more agile in responding to the changing competitive landscape and customer preferences. As customers increasingly expect to be able to buy how, when and where they want, we believe that providing a seamless and frictionless shopping experience across multiple channels, featuring innovative and curated product choices delivered in a fast and cost-efficient manner, will be a key enabler for future success.
Becoming a best-in-class interconnected retailer is growing in importance as the line between online and in-store shopping continues to blur and customers demand increased convenience and value. Under customer experience, we are focused on connecting our associates to customer needs and connecting our stores to our online experience. Under product authority, we are focused on connecting our product and services to customer needs, including offering local and customized assortments to meet the unique needs of our different communities. Under productivity and efficiency, we are focused on connecting our merchandise from our suppliers to our customers by optimizing our supply chain. Overall, we are collaborating more closely throughout our organization and with our business partners to build an interconnected experience for customers that offers an end-to-end solution for their home improvement needs.
Customer Experience
Customer experience is anchored on the principles of putting customers first and taking care of our associates. Our commitment to customer service has been and will continue to be a key part of the customer experience. But we recognize that the customer experience includes more than just customer service, and we have taken a number of steps to provide our customers with a seamless and frictionless shopping experience in our stores, online, on the job site or in their homes.
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

•
Do-It-For-Me ("DIFM") Customers. These customers are typically home owners who purchase materials and hire third parties to complete the project or installation. Our stores offer a variety of installation services available to DIFM customers who purchase products and installation of those products from us in our stores, online or in their homes through in-home consultations. Our installation programs include many categories, such as flooring, cabinets, countertops, water heaters and sheds. In addition, we provide third-party professional installation in a number of categories sold through our in-home sales programs, such as roofing, siding, windows, cabinet refacing, furnaces and central air systems. This customer group is growing due to changing demographics, which we believe will increase demand for our installation services. Further, our focus on serving the professional customers, or "Pros", who perform these services for our DIFM customers will help us drive higher product sales.

•
Professional Customers. These customers are primarily professional renovators/remodelers, general contractors, handymen, property managers, building service contractors and specialty tradesmen, such as installers. We recognize the great value our Pro customers provide to their clients, and we strive to make the Pro’s job easier. For example, we offer our Pros a wide range of special programs such as delivery and will-call services, dedicated sales and service staff, enhanced credit programs, designated parking spaces close to store entrances and bulk pricing programs for both online and in-store purchases. In addition, we maintain a loyalty program, Pro Xtra, that provides our Pros with discounts on useful business services, exclusive product offers and a purchase tracking tool to enable receipt lookup online and job tracking of purchases across all forms of payment.

With our acquisition of Interline Brands, Inc. ("Interline") in August 2015, we established a platform in the maintenance, repair and operations ("MRO") market where we serve primarily institutional customers (such as educational and healthcare institutions), hospitality businesses, and national apartment complexes. We also gained additional competencies relevant to our large professional customers, including outside sales and account management, expanded assortment of product, expanded financing options and last mile delivery capabilities.

We recognize that our Pros have differing needs depending on the type of work they perform. Our goal is to develop a comprehensive set of capabilities for our professional customers to provide solutions across every purchase opportunity, such as supplying both recurring MRO needs and renovation products and services to property managers or providing inventory management solutions for specialty tradesmen’s replenishment needs. We believe that by bringing our best resources to bear for each individual customer, we can provide a differentiated customer experience and enhanced value proposition for our professional customers.
We help our DIY, DIFM and Pro customers finance their projects by offering private label credit products through third-party credit providers. Our private label credit program includes other benefits, such as a 365-day return policy and, for our Pros, commercial fuel rewards and extended payment terms. In fiscal 2016, our customers opened approximately 4.2 million new The Home Depot private label credit accounts, and at fiscal year end the total number of The Home Depot active account holders was approximately 13 million. Private label credit card sales accounted for approximately 23% of sales in fiscal 2016.
Our Associates. Our associates are key to our customer experience. We empower our associates to deliver excellent customer service, and we strive to remove complexity and inefficient processes from the stores to allow our associates to focus on our customers. In fiscal 2016, we continued to implement new initiatives to improve freight handling in the stores, as well as Project Sync, which is discussed in more detail below under "Logistics". All of these programs are designed to make our freight handling process more efficient, which allows our associates to devote more time to the customer experience and makes working at The Home Depot a better experience for them. We also have a number of programs to recognize stores and individual associates for exceptional customer service.
At the end of fiscal 2016, we employed approximately 406,000 associates, of whom approximately 27,000 were salaried, with the remainder compensated on an hourly or temporary basis. To attract and retain qualified personnel, we seek to maintain competitive salary and wage levels in each market we serve. We measure associate satisfaction regularly, and we believe that our employee relations are very good.
Interconnected Retail. In fiscal 2016, we continued to enhance our customers’ interconnected shopping experiences through a variety of initiatives. Our associates continued to use FIRST phones, our web-enabled handheld devices, to help customers complete online sales in the aisle, expedite the checkout process for customers during peak traffic periods, locate products in the aisles and online, and check inventory on hand. We have also empowered our customers with improved product location and inventory availability tools on our website and mobile app. During fiscal 2016, we launched a redesign of our website to provide our customers with better search capabilities and a faster checkout experience, and we upgraded our mobile app. Enhancements to our online and mobile properties are critical for our increasingly interconnected customers who research products online and then go into one of our stores to view the products in person or talk to an associate before making the purchase. While in the store, customers may also go online to access ratings and reviews, compare prices, view our extended assortment and purchase products.
We also recognize that customers desire greater flexibility and convenience when it comes to receiving their products and services. We strive to deliver on this customer expectation by blending the physical and digital channels into a seamless customer experience. A key component of this strategy is enabled through our new Customer Order Management platform ("COM"), which we rolled out to all U.S. stores in fiscal 2016. COM provides a common management system for customer orders, providing greater visibility and a more seamless and frictionless experience for our customers and associates. COM also provides the foundation for the enhanced delivery option we rolled out to all U.S. stores in fiscal 2016: Buy Online, Deliver From Store ("BODFS"). BODFS allows customers to schedule a specific delivery window, and it complements our existing interconnected retail programs: Buy Online, Pick-up In Store ("BOPIS"), Buy Online, Ship to Store ("BOSS") and Buy Online, Return In Store ("BORIS"). During the year, we also enabled a dynamic ETA (estimated time of arrival) feature for online orders, which provides our customers with a faster and more accurate delivery date based on their location.
We do not view the customer experience as a specific transaction; rather, it encompasses an entire process from inspiration and know-how, to purchase and fulfillment, to post-purchase care and support. Further, we believe that by connecting our stores to online and online to our stores, we drive sales not just in-store but also online. In fiscal 2016, we saw increased traffic to our online properties and improved online sales conversion rates. Sales from our online channels increased over 19% compared to fiscal 2015. We will continue to blend our physical and digital assets in a seamless and frictionless way to enhance the end-to-end customer experience.

Product Authority
Product authority is facilitated by our merchandising transformation and portfolio strategy, which is focused on delivering product innovation, assortment and value. In fiscal 2016, we continued to introduce a wide range of innovative new products to our DIY, DIFM and Pro customers, while remaining focused on offering everyday values in our stores and online.
Our Products. A typical The Home Depot store stocks approximately 30,000 to 40,000 products during the year, including both national brand name and proprietary items. To enhance our merchandising capabilities, we continued to make improvements to our information technology tools in fiscal 2016 to better understand our customers, provide more localized assortments to fit customer demand and optimize space to dedicate the right square footage to the right products in the right location. Our online product offerings complement our stores by serving as an extended aisle, and we offer a significantly broader product assortment through our websites, including homedepot.com and Blinds.com. We also routinely use our merchandising tools to refine our online assortment to balance the extended choice with a more curated offering.
In fiscal 2016, we introduced a number of innovative and distinctive products to our customers at attractive values. Examples of these new products include Feit® LED Edge-Lit flat panel lighting; Pergo® Outlast+ flooring; Thomasville® Studio 1904 kitchen cabinets; DEWALT FLEXVOLT® system for power tools; Diablo® carbide hole saws; Defiant® LED security lights; Makita® subcompact drills; and Milwaukee M18 FUEL® with ONE KEY™ power tools, compatible with the HIGH DEMAND™ 9.0Ah battery.
During fiscal 2016, we continued to offer value to our customers through our proprietary and exclusive brands across a wide range of departments. Highlights of these offerings include Husky® hand tools, tool storage and work benches; Everbilt® hardware and fasteners; Hampton Bay® lighting, ceiling fans and patio furniture; Vigoro® lawn care products; RIDGID® and Ryobi® power tools; Glacier Bay® bath fixtures; HDX® storage and cleaning products; and Home Decorators Collection® furniture and home décor. We will continue to assess departments and categories, both online and in-store, for opportunities to expand the assortment of products offered within The Home Depot’s portfolio of proprietary and exclusive brands.
We maintain a global sourcing program to obtain high-quality and innovative products directly from manufacturers around the world. In fiscal 2016, in addition to our U.S. sourcing operations, we maintained sourcing offices in Mexico, Canada, China, India, Southeast Asia and Europe.
The percentage of Net Sales of each of our major product categories (and related services) for each of the last three fiscal years is presented in Note 1 to the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data". Net Sales inside the U.S. were $86.6 billion, $80.5 billion and $74.7 billion for fiscal 2016, 2015 and 2014, respectively. Net Sales outside the U.S. were $8.0 billion, $8.0 billion and $8.5 billion for fiscal 2016, 2015 and 2014, respectively. Long-lived assets, which consist of net property and equipment, inside the U.S. totaled $19.5 billion, $19.9 billion and $20.2 billion as of January 29, 2017, January 31, 2016 and February 1, 2015, respectively. Long-lived assets outside the U.S. totaled $2.4 billion, $2.3 billion and $2.5 billion as of January 29, 2017, January 31, 2016 and February 1, 2015, respectively.
Quality Assurance. Our suppliers are obligated to ensure that their products comply with applicable international, federal, state and local laws. In addition, we have both quality assurance and engineering resources dedicated to establishing criteria and overseeing compliance with safety, quality and performance standards for our proprietary branded products. We also have a global Supplier Social and Environmental Responsibility Program designed to ensure that suppliers adhere to the highest standards of social and environmental responsibility.
Environmentally-Preferred Products and Programs. The Home Depot is committed to sustainable business practices – from the environmental impact of our operations, to our sourcing activities, to our involvement within the communities in which we do business. We believe these efforts continue to be successful in creating value for our customers and shareholders. For example, we offer a growing selection of environmentally-preferred products, which supports sustainability and helps our customers save energy, water and money. Through our Eco Options® Program introduced in 2007, we have created product categories that allow customers to easily identify products that meet specifications for energy efficiency, water conservation, healthy home, clean air and sustainable forestry. As of the end of fiscal 2016, our Eco Options® Program included over 10,000 products. Through this program, we sell ENERGY STAR® certified appliances, LED light bulbs, tankless water heaters and other products that enable our customers to save on their utility bills. We estimate that in fiscal 2016 we helped customers save over $900 million in electricity costs through sales of ENERGY STAR® certified products. We also estimate our customers saved over 76 billion gallons of water resulting in over $640 million in water bill savings in fiscal 2016 through the sales of our WaterSense®-labeled bath faucets, showerheads, aerators, toilets and irrigation controllers. Our 2016

Responsibility Report, available on our website at https://corporate.homedepot.com/responsibility, describes many of our other environmentally-preferred products that promote energy efficiency, water conservation, clean air and a healthy home.
We continue to offer store recycling programs nationwide, such as an in-store compact fluorescent light ("CFL") bulb recycling program launched in 2008. This service is offered to customers free of charge and is available in all U.S. stores. We also maintain an in-store rechargeable battery recycling program. Launched in 2001 and currently done in partnership with Call2Recycle, this program is also available to customers free of charge in all stores throughout the U.S. Through our recycling programs, in fiscal 2016 we helped recycle over 860,000 pounds of CFL bulbs and over 1 million pounds of rechargeable batteries. In fiscal 2016, we also recycled over 180,000 lead acid batteries collected from our customers under our lead acid battery exchange program, as well as over 225,000 tons of cardboard through a nationwide cardboard recycling program across our U.S. operations. We believe our environmentally-preferred product selection and our recycling efforts drive sales, which in turn benefits our shareholders, in addition to our customers and the environment.
Seasonality. Our business is subject to seasonal influences. Generally, our highest volume of sales occurs in our second fiscal quarter, and the lowest volume occurs either during our first or fourth fiscal quarter.
Competition. Our industry is highly competitive, with competition based primarily on customer experience, price, store location and appearance, and quality, availability, assortment and presentation of merchandise. Although we are currently the world’s largest home improvement retailer, in each of the markets we serve there are a number of other home improvement stores, electrical, plumbing and building materials supply houses, and lumber yards. With respect to some products and services, we also compete with specialty design stores, showrooms, discount stores, local, regional and national hardware stores, paint stores, mail order firms, warehouse clubs, independent building supply stores, MRO companies and other retailers, as well as with providers of home improvement services. In addition, we face growing competition from online and multichannel retailers, some of whom may have a lower cost structure than ours, as our customers now routinely use computers, tablets, smartphones and other mobile devices to shop online and compare prices and products.
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
Productivity and Efficiency Driven by Capital Allocation
We continue to drive productivity and efficiency by building best-in-class competitive advantages in our information technology and supply chain to ensure product availability for our customers while managing our costs, which results in higher returns for our shareholders. During fiscal 2016, we continued to focus on optimizing our end-to-end supply chain network and improving our inventory, transportation and distribution productivity.
Logistics. We continue to invest in our supply chain by optimizing our network through initiatives like Supply Chain Synchronization, or "Project Sync". As described in more detail below, Project Sync is a recent initiative to improve our in-stock rates, inventory productivity and logistics costs. During fiscal 2016, we rolled out the first phase of Project Sync to all U.S. stores, and we continue to onboard new suppliers. This is a multi-year, multi-phase endeavor, which we plan to implement in each of our distribution flow paths.
Our overall distribution strategy is to provide the optimal flow path for a given product. Rapid Deployment Centers ("RDCs") play a key role in optimizing our network as they allow for aggregation of product needs for multiple stores to a single purchase order and then rapid allocation and deployment of inventory to individual stores upon arrival at the RDC. This results in a simplified ordering process and improved transportation and inventory management. Through Project Sync, we can significantly reduce our average lead time from supplier to shelf. Project Sync requires deep collaboration among our suppliers, transportation providers, RDCs and stores, as well as rigorous planning and information technology development to create an engineered flow schedule that shortens and stabilizes lead time, resulting in more predictable and consistent freight flow. As we continue to roll out Project Sync throughout our supply chain over the next several years, we plan to create an end-to-end solution that benefits all participants in our supply chain, from our suppliers to our transportation providers to our RDC and store associates to our customers.
Over the past several years, we have centralized our inventory planning and replenishment function and continuously improved our forecasting and replenishment technology. This has helped us improve our product availability and our inventory productivity at the same time. At the end of fiscal 2016, over 95% of our U.S. store products were ordered through central inventory management.
We operate multiple distribution center platforms tailored to meet the needs of our stores and customers, based on the types of products, local geography, and transportation and delivery requirements. The following table sets forth the number and type of distribution centers in our network as of the end of fiscal 2016:

Facility	Purpose	Number of Facilities
		U.S.	Canada	Mexico
Rapid Deployment Centers ("RDCs")	Flow through centers that enable last minute allocation of incoming product to stores	18	—	—
Bulk Distribution Centers ("BDCs")	Handle products distributed optimally on flat bed trucks	30	4	—
Stocking Distribution Centers ("SDCs")	Handle imported, "big and bulky" and special event products	23	1	—
Specialty Distribution Centers	Include offshore consolidation, return logistics centers and cross-dock operations	12	1	—
Transload Facilities	Operated by third parties near ocean ports to handle imported product that is later shipped to RDCs or SDCs	4	—	—
Direct Fulfillment Centers ("DFCs")	Stock and handle product for online orders	5	2	—
Stock-Flow Centers	Unique to Canada, combine both RDC and SDC capabilities	—	2	—
Multi-Channel Distribution Centers	Unique to Mexico, combine RDC, BDC and SDC capabilities	—	—	2
To better serve our online customers, we offer a variety of delivery methods to get product to each customer’s preferred location. We completed the rollout of three new U.S. DFCs in fiscal 2015 to support our online growth. We also operate one DFC for our Home Decorators Collection orders and one DFC for "big and bulky" orders. Our DFCs enable us to reduce delivery costs and lead time, and improve the overall customer experience by shipping online orders directly to the customer. In addition, with our acquisition of Interline in fiscal 2015, we added more than 100 distribution points with fast delivery of a broad assortment of MRO products. We remain committed to leveraging our supply chain capabilities to fully utilize and optimize our improved logistics network.
In addition to the distribution and fulfillment centers described above, we leverage our almost 2,000 U.S. stores as a network of convenient customer pick-up, return and delivery fulfillment locations. For customers who shop online and wish to pick-up or return merchandise at our U.S. stores, we have fully implemented our BOPIS, BOSS and BORIS programs, which we believe provide us with a competitive advantage. For example, in the fourth quarter of fiscal 2016, approximately 45% of our online U.S. orders were picked up in a store. For customers who would like the option to have store-based orders delivered directly to their home or job site, we pick, pack and ship orders to customers from our stores. Our BODFS program, which we rolled out in fiscal 2016, allows our customers to select their preferred delivery date and time windows for store-based deliveries. Our supply chain and logistics strategies will continue to be focused on providing our customers high product availability with convenient and low cost fulfillment options.
Commitment to Sustainability and Environmentally Responsible Operations. The Home Depot focuses on sustainable operations and is committed to conducting business in an environmentally responsible manner. This commitment impacts all areas of our business, including energy usage, supply chain and packaging, store construction and maintenance, and, as noted above under "Environmentally-Preferred Products and Programs", product selection and recycling programs for our customers.
In 2015, we announced two major sustainability commitments for 2020. Our first goal is to reduce our U.S. stores’ energy use by 20% over 2010 levels, and our second goal is to produce and procure, on an annual basis, 135 megawatts of energy for our stores through renewable or alternate energy sources, such as wind, solar and fuel cell technology. As of the end of fiscal 2016, we are on track to exceed both of our goals before the end of 2020. We are committed to implementing strict operational standards that establish energy efficient operations in all of our U.S. facilities and continuing to invest in renewable energy.

Additionally, we implemented a rainwater reclamation project in our stores in 2010. As of the end of fiscal 2016, 145 of our stores used reclamation tanks to collect rainwater and condensation from HVAC units and garden center roofs, which is in turn used to water plants in our outside garden centers. We estimate our annual water savings from these units to be over 500,000 gallons per store for total water savings of over 72.5 million gallons in fiscal 2016. Our 2016 Responsibility Report, which uses the Global Reporting Initiative (GRI) framework for sustainability reporting, provides more information on sustainability efforts in other aspects of our operations. Our 2016 Responsibility Report is available on our website at https://corporate.homedepot.com/responsibility.
Our commitment to corporate sustainability has resulted in a number of environmental awards and recognitions. In 2016, we received three significant awards from the U.S. Environmental Protection Agency ("EPA"). The ENERGY STAR® division named us "Retail Partner of the Year – Sustained Excellence" for our overall excellence in energy efficiency, and we received the 2016 WaterSense® Sustained Excellence Award for our overall excellence in water efficiency. We also received the EPA’s "SmartWay Excellence Award", which recognizes The Home Depot as an industry leader in freight supply chain environmental performance and energy efficiency. We also participate in the CDP (formerly known as the Carbon Disclosure Project) reporting process. CDP is an independent, international, not-for-profit organization providing a global system for companies and cities to measure, disclose, manage and share environmental information. In 2016, we received a score of A- (out of a range from A to E) from the CDP, reflecting a high level of action on climate change mitigation, adaptation and transparency. We also were named an industry leader by the CDP.
We are strongly committed to maintaining a safe shopping and working environment for our customers and associates. Our Environmental, Health & Safety ("EH&S") function is dedicated to ensuring the health and safety of our customers and associates, with trained associates who evaluate, develop, implement and enforce policies, processes and programs on a Company-wide basis. Our EH&S policies are woven into our everyday operations and are part of The Home Depot culture. Some common program elements include: daily store inspection checklists (by department); routine follow-up audits from our store-based safety team members and regional, district and store operations field teams; equipment enhancements and preventative maintenance programs to promote physical safety; departmental merchandising safety standards; training and education programs for all associates, with varying degrees of training provided based on an associate’s role and responsibilities; and awareness, communication and recognition programs designed to drive operational awareness and understanding of EH&S issues.
Returning Value to Shareholders. As noted above, we drive productivity and efficiency through our capital allocation decisions, with a focus on expense control. This discipline drove higher returns on invested capital and allowed us to return value to shareholders through $7.0 billion in share repurchases and $3.4 billion in dividends in fiscal 2016, as discussed in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations".

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
We operate in markets that are highly competitive. We compete principally based on customer experience, price, store location and appearance, and quality, availability, assortment and presentation of merchandise. In each market we serve, there are a number of other home improvement stores, electrical, plumbing and building materials supply houses and lumber yards. With respect to some products and services, we also compete with specialty design stores, showrooms, discount stores, local, regional and national hardware stores, paint stores, mail order firms, warehouse clubs, independent building supply stores, MRO companies and other retailers, as well as with providers of home improvement services. In addition, we face growing competition from online and multichannel retailers, some of whom may have a lower cost structure than ours, as our customers now routinely use computers, tablets, smartphones and other mobile devices to shop online and compare prices and products in real time. We use our marketing, advertising and promotional programs to drive customer traffic and compete more effectively, and we must regularly assess and adjust our efforts to address changes in the competitive landscape. Intense competitive pressures from one or more of our competitors, such as through aggressive promotional pricing or liquidation events, or our inability to adapt effectively and quickly to a changing competitive landscape could affect our prices, our margins or demand for our products and services. If we are unable to timely and appropriately respond to these competitive pressures, including through the delivery of a superior customer experience or maintenance of effective marketing, advertising or promotional programs, our market share and our financial performance could be adversely affected.
We may not timely identify or effectively respond to consumer needs, expectations or trends, which could adversely affect our relationship with customers, our reputation, the demand for our products and services, and our market share.
The success of our business depends in part on our ability to identify and respond promptly to evolving trends in demographics; consumer preferences, expectations and needs; and unexpected weather conditions, while also managing appropriate inventory levels and maintaining an excellent customer experience. It is difficult to successfully predict the products and services our customers will demand. As we continue to see increasing strength in the housing and home improvement market, resulting changes in demand will put further pressure on our ability to meet customer needs and expectations and maintain high service levels. In addition, each of our primary customer groups – DIY, DIFM and Pro – have different needs and expectations, many of which evolve as the demographics in a particular customer group change. We also need to offer more localized assortments of our merchandise to appeal to local cultural and demographic tastes within each customer group. If we do not successfully differentiate the shopping experience to meet the individual needs and expectations of – or within – a customer group, we may lose market share with respect to those customers.
Customer expectations about the methods by which they purchase and receive products or services are also becoming more demanding. Customers now routinely use technology and mobile devices to rapidly compare products and prices, determine real-time product availability and purchase products. Once products are purchased, customers are seeking alternate options for delivery of those products, and they often expect quick and low-cost delivery. We must continually anticipate and adapt to these changes in the purchasing process. We have implemented programs like BOSS, BOPIS, BODFS and direct fulfillment, but we cannot guarantee that these programs or others we may implement will be implemented successfully or will meet customers’ needs and expectations. Customers are also using social media to provide feedback and information about our Company and products and services in a manner that can be quickly and broadly disseminated. To the extent a customer has a negative experience and shares it over social media, it may impact our brand and reputation.
Further, we have an aging store base that requires maintenance and space reallocation initiatives to deliver the shopping experience that our customers desire. We must also maintain a safe store environment for our customers and associates. Failure to maintain our stores and utilize our store space effectively; to provide a compelling online presence; to timely identify or respond to changing consumer preferences, expectations and home improvement needs; to provide quick and low-cost delivery alternatives; to differentiate the customer experience for our three primary customer groups; and to effectively implement an increasingly localized merchandising assortment could adversely affect our relationship with customers, our reputation, the demand for our products and services, and our market share.
Our success depends upon our ability to attract, develop and retain highly qualified associates while also controlling our labor costs.
Our customers expect a high level of customer service and product knowledge from our associates. To meet the needs and expectations of our customers, we must attract, develop and retain a large number of highly qualified associates while at the same time controlling labor costs. Our ability to control labor costs is subject to numerous external factors, including prevailing wage rates and health and other insurance costs, as well as the impact of legislation or regulations governing labor relations, minimum wage, or healthcare benefits. An inability to provide wages and/or benefits that are competitive within the markets in which we operate could adversely affect our ability to retain and attract employees. In addition, we compete with other retail businesses for many of our associates in hourly positions, and we invest significant resources in training and motivating them to maintain a high level of job satisfaction. These positions have historically had high turnover rates, which can lead to increased training and retention costs, particularly as the economy continues to improve and the labor market tightens. There is no assurance that we will be able to attract or retain highly qualified associates in the future.
A failure of a key information technology system or process could adversely affect our business.
We rely extensively on information technology systems, some of which are managed or provided by third-party service providers, to analyze, process, store, manage and protect transactions and data. In managing our business, we also rely heavily on the integrity of, security of and consistent access to this data for information such as sales, merchandise ordering, inventory replenishment and order fulfillment. For these information technology systems and processes to operate effectively, we or our service providers must periodically maintain and update them. Our systems and the third-party systems on which we rely are subject to damage or interruption from a number of causes, including power outages; computer and telecommunications failures; computer viruses; security breaches; cyber-attacks, including the use of ransomware;

catastrophic events such as fires, floods, earthquakes, tornadoes, or hurricanes; acts of war or terrorism; and design or usage errors by our associates, contractors or third-party service providers. Although we and our third-party service providers seek to maintain our respective systems effectively and to successfully address the risk of compromise of the integrity, security and consistent operations of these systems, such efforts may not be successful. As a result, we or our service providers could experience errors, interruptions, delays or cessations of service in key portions of our information technology infrastructure, which could significantly disrupt our operations and be costly, time consuming and resource-intensive to remedy.
Disruptions in our customer-facing technology systems could impair our interconnected retail strategy and give rise to negative customer experiences.
Through our information technology developments, we are able to provide an improved overall shopping and interconnected retail experience that empowers our customers to shop and interact with us from computers, tablets, smartphones and other mobile devices. We use our websites and our mobile app both as sales channels for our products and also as methods of providing product, project and other relevant information to our customers to drive both in-store and online sales. We have multiple online communities and knowledge centers that allow us to inform, assist and interact with our customers. Multichannel retailing is continually evolving and expanding, and we must effectively respond to changing customer preferences and new developments. We also continually seek to enhance all of our online properties to provide an attractive user-friendly interface for our customers, as evidenced by our recent redesign of our homedepot.com website. Disruptions, failures or other performance issues with these customer-facing technology systems could impair the benefits that they provide to our online and in-store business and negatively affect our relationship with our customers.
If our efforts to maintain the privacy and security of customer, associate, supplier and Company information are not successful, we could incur substantial additional costs and reputational damage, and could become subject to further litigation and enforcement actions.
Our business, like that of most retailers, involves the receipt, storage and transmission of customers’ personal information, preferences and payment card information, as well as other confidential information, such as personal information about our associates and our suppliers and confidential Company information. We also work with third-party service providers and vendors that provide technology, systems and services that we use in connection with the receipt, storage and transmission of this information. Our information systems, and those of our third-party service providers and vendors, are vulnerable to an increasing threat of continually evolving data protection and cybersecurity risks. Unauthorized parties may attempt to gain access to these systems or our information through fraud or other means of deceiving our associates, third-party service providers or vendors. Hardware, software or applications we develop or obtain from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are also constantly changing and evolving and may be difficult to anticipate or detect for long periods of time. We have implemented and regularly review and update processes and procedures to protect against unauthorized access to or use of data and to prevent data loss. However, the ever-evolving threats mean we and our third-party service providers and vendors must continually evaluate and adapt our respective systems and processes and overall security environment, and there is no guarantee that they will be adequate to safeguard against all data security breaches, system compromises or misuses of data. Any future significant compromise or breach of our data security, whether external or internal, or misuse of customer, associate, supplier or Company data, could result in significant costs, lost sales, fines, lawsuits, and damage to our reputation. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in significant costs.
We are subject to payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability and potentially disrupt our business.
We accept payments using a variety of methods, including cash, checks, credit and debit cards, PayPal, our private label credit cards, an installment loan program, trade credit, and gift cards, and we may offer new payment options over time. Acceptance of these payment options subjects us to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. These requirements may change over time or be reinterpreted, making compliance more difficult or costly. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, and other forms of electronic payment. If these companies become unable to provide these services to us, or if their systems are compromised, it could potentially disrupt our business. The payment methods that we offer also subject us to potential fraud and theft by criminals, who are becoming increasingly more sophisticated, seeking to obtain unauthorized access to or exploit weaknesses that may exist in the payment systems. If we fail to comply with applicable rules or requirements for the payment methods we accept, or if payment-related data is compromised due to a breach or misuse of data, we may be liable for costs incurred by payment card issuing banks and other third parties or subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments may be impaired. In addition, our customers could lose confidence in certain payment types, which may result in a shift to other payment types or potential changes to our payment systems that may result in higher costs. As a result, our business and operating results could be adversely affected.
Uncertainty regarding the housing market, economic conditions, political climate and other factors beyond our control could adversely affect demand for our products and services, our costs of doing business and our financial performance.
Our financial performance depends significantly on the stability of the housing, residential construction and home improvement markets, as well as general economic conditions, including changes in gross domestic product. Adverse conditions in or uncertainty about these markets, the economy or the political climate could adversely impact our customers’ confidence or financial condition, causing them to determine not to purchase home improvement products and services, causing them to delay purchasing decisions, or impacting their ability to pay for products and services. Other factors beyond our control – including unemployment and foreclosure rates; interest rate fluctuations; fuel and other energy costs; labor and healthcare costs; the availability of financing; the state of the credit markets, including mortgages, home equity loans and consumer credit; weather; natural disasters; acts of terrorism and other conditions beyond our control – could further adversely affect demand for our products and services, our costs of doing business and our financial performance.
If we fail to identify and develop relationships with a sufficient number of qualified suppliers, or if our suppliers experience financial difficulties or other challenges, our ability to timely and efficiently access products that meet our high standards for quality could be adversely affected.
We buy our products from suppliers located throughout the world. Our ability to continue to identify and develop relationships with qualified suppliers who can satisfy our high standards for quality and responsible sourcing, as well as our need to access products in a timely and efficient manner, is a significant challenge. Our ability to access products from our suppliers can be adversely affected by political instability, military conflict, acts of terrorism, the financial instability of suppliers, suppliers’ noncompliance with applicable laws, trade restrictions, tariffs, currency exchange rates, any disruptions in our suppliers’ logistics or supply chain networks, and other factors beyond our or our suppliers’ control.
The implementation of our supply chain and technology initiatives could disrupt our operations in the near term, and these initiatives might not provide the anticipated benefits or might fail.
We have made, and we plan to continue to make, significant investments in our supply chain and information technology systems. These initiatives, such as Project Sync and COM, our new Customer Order Management system, are designed to streamline our operations to allow our associates to continue to provide high-quality service to our customers, while simplifying customer interaction and providing our customers with a more interconnected retail experience. The cost and potential problems and interruptions associated with the implementation of these initiatives, including those associated with managing third-party service providers and employing new web-based tools and services, could disrupt or reduce the efficiency of our operations in the near term and lead to product availability issues. Failure to choose the right investments and implement them in the right manner and at the right pace could disrupt our operations. In addition, our improved supply chain and new or upgraded information technology systems might not provide the anticipated benefits, it might take longer than expected to realize the anticipated benefits, or the initiatives might fail altogether, each of which could adversely impact our competitive position and our financial condition, results of operations or cash flows.
Disruptions in our supply chain and other factors affecting the distribution of our merchandise could adversely impact our business.
A disruption within our logistics or supply chain network could adversely affect our ability to deliver inventory in a timely manner, which could impair our ability to meet customer demand for products and result in lost sales, increased supply chain costs or damage to our reputation. Such disruptions may result from damage or destruction to our distribution centers; weather-related events; natural disasters; trade policy changes or restrictions; tariffs or import-related taxes; third-party strikes, lock-outs, work stoppages or slowdowns; shipping capacity constraints; supply or shipping interruptions or costs; or other factors beyond our control. Any such disruption could negatively impact our financial performance or financial condition.

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
As we expand our proprietary product offerings, we may become subject to increased risks due to our greater role in the design, manufacture, marketing and sale of those products. The risks include greater responsibility to administer and comply with applicable regulatory requirements, increased potential product liability and product recall exposure and increased potential reputational risks related to the responsible sourcing of those products. To effectively execute on our product differentiation strategy, we must also be able to successfully protect our proprietary rights and successfully navigate and avoid claims related to the proprietary rights of third parties. In addition, an increase in sales of our proprietary products may adversely affect sales of our vendors’ products, which in turn could adversely affect our relationships with certain of our vendors. Any failure to appropriately address some or all of these risks could damage our reputation and have an adverse effect on our business, results of operations and financial condition.
If we are unable to manage effectively our installation services business, we could suffer lost sales and be subject to fines, lawsuits and reputational damage, or the loss of our general contractor licenses.
We act as a general contractor to provide installation services to our DIFM customers through professional third-party installers. As such, we are subject to regulatory requirements and risks applicable to general contractors, which include management of licensing, permitting and quality of work performed by our third-party installers. We have established processes and procedures to manage these requirements and ensure customer satisfaction with the services provided by our third-party installers. However, if we fail to manage these processes effectively or to provide proper oversight of these services, we could suffer lost sales, fines and lawsuits for violations of regulatory requirements, as well as for property damage or personal injury. In addition, we may suffer damage to our reputation or the loss of our general contractor licenses, which could adversely affect our business.
We may be unsuccessful in implementing our growth strategy, which could have an adverse impact on our financial condition and results of operation.
In fiscal 2015, we completed the acquisition of Interline, which we believe has enhanced our ability to serve our professional customers and increased our share of the MRO market. During fiscal 2016, we continued to develop and implement our strategy with Interline. Our goal is to serve all of our different Pro customer groups through one integrated approach to drive growth and capture market share in the retail, services and MRO markets, and this strategy depends, in part, on our continuing integration of Interline. As with any acquisition, we need to successfully integrate Interline’s products, services, associates and systems into our business operations. Integration can be a complex and time-consuming process, and if the integration is not fully successful or is delayed for a material period of time, we may not achieve the anticipated synergies or benefits of the acquisition. Furthermore, even if Interline is successfully integrated, the acquisition may fail to further our business strategy as anticipated, expose us to increased competition or challenges with respect to our products or services, and expose us to additional liabilities associated with the Interline business and the wholesale market.
Our costs of doing business could increase as a result of changes in, expanded enforcement of, or adoption of new federal, state or local laws and regulations.
We are subject to various federal, state and local laws and regulations that govern numerous aspects of our business. In recent years, a number of new laws and regulations have been adopted, and there has been expanded enforcement of certain existing laws and regulations by federal, state and local agencies. These laws and regulations, and related interpretations and enforcement activity, may change as a result of a variety of factors, including political, economic or social events. Changes in, expanded enforcement of, or adoption of new federal, state or local laws and regulations governing minimum wage or living wage requirements; other wage, labor or workplace regulations; healthcare; data protection and cybersecurity; the sale of some of our products; transportation; logistics; international trade; supply chain transparency; taxes; unclaimed property;

energy costs; or environmental matters, including with respect to our installation services business, could increase our costs of doing business or impact our operations.
If we cannot successfully manage the unique challenges presented by international markets, we may not be successful in our international operations and our sales and profit margins may be impacted.
Our ability to successfully conduct retail operations in, and source products and materials from, international markets is affected by many of the same risks we face in our U.S. operations, as well as unique costs and difficulties of managing international operations. Our international operations, including any expansion in international markets, may be adversely affected by local laws and customs, U.S. laws applicable to foreign operations and other legal and regulatory constraints, as well as political and economic conditions. Risks inherent in international operations also include, among others, potential adverse tax consequences; potential tariffs and other import-related taxes; greater difficulty in enforcing intellectual property rights; risks associated with the Foreign Corrupt Practices Act and local anti-bribery law compliance; and challenges in our ability to identify and gain access to local suppliers. In addition, our operations in international markets create risk due to foreign currency exchange rates and fluctuations in those rates, which may adversely impact our sales and profit margins.
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
We have incurred losses related to the data breach we discovered in the third quarter of fiscal 2014 (the "Data Breach"); we may incur additional losses or experience future operational impacts on our business, which could have an adverse impact on our operations, financial results and reputation.
The Data Breach involved the theft of certain payment card information and customer email addresses through unauthorized access to our systems. Since the Data Breach occurred, we have recorded $198 million of pretax expenses, net of expected insurance recoveries, in connection with the Data Breach, as described in more detail in Note 13 to the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data". We are still facing a consolidated shareholder derivative action brought by two purported shareholders and an investigation by a number of State Attorneys General. These matters may adversely affect how we operate our business, divert the attention of management from the operation of the business, have an adverse effect on our reputation, and result in additional costs and fines.
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

Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties.
The following tables show locations of the 1,977 The Home Depot stores in the U.S. and its territories and the 301 The Home Depot stores outside the U.S. at the end of fiscal 2016:

U.S. Locations	Number of Stores	U.S. Locations	Number of Stores
Alabama	28	Montana	6
Alaska	7	Nebraska	8
Arizona	56	Nevada	21
Arkansas	14	New Hampshire	20
California	232	New Jersey	67
Colorado	46	New Mexico	13
Connecticut	29	New York	100
Delaware	9	North Carolina	40
District of Columbia	1	North Dakota	2
Florida	152	Ohio	70
Georgia	90	Oklahoma	16
Guam	1	Oregon	27
Hawaii	7	Pennsylvania	70
Idaho	11	Puerto Rico	9
Illinois	76	Rhode Island	8
Indiana	24	South Carolina	25
Iowa	10	South Dakota	1
Kansas	16	Tennessee	39
Kentucky	14	Texas	178
Louisiana	27	Utah	22
Maine	11	Vermont	3
Maryland	41	Virgin Islands	2
Massachusetts	45	Virginia	49
Michigan	70	Washington	45
Minnesota	33	West Virginia	6
Mississippi	14	Wisconsin	27
Missouri	34	Wyoming	5
		Total U.S.	1,977

International Locations	Number of Stores	International Locations	Number of Stores
Canada:		Mexico:
Alberta	27	Aguascalientes	1
British Columbia	26	Baja California Norte	5
Manitoba	6	Baja California Sur	2
New Brunswick	3	Campeche	1
Newfoundland	1	Chiapas	2
Nova Scotia	4	Chihuahua	6
Ontario	88	Coahuila	5
Prince Edward Island	1	Colima	2
Quebec	22	Distrito Federal	10
Saskatchewan	4	Durango	1
Total Canada	182	Guanajuato	4
		Guerrero	2
		Hidalgo	1
		Jalisco	7
		Michoacán	4
		Morelos	2
		Nayarit	1
		Nuevo León	10
		Oaxaca	1
		Puebla	5
		Queretaro	3
		Quintana Roo	3
		San Luis Potosi	2
		Sinaloa	4
		Sonora	4
		State of Mexico	17
		Tabasco	1
		Tamaulipas	5
		Tlaxcala	1
		Veracruz	5
		Yucatan	1
		Zacatecas	1
		Total Mexico	119
During fiscal 2016, we opened four new The Home Depot stores in Mexico.
Of our 2,278 stores operating at the end of fiscal 2016, approximately 90% were owned (including those owned subject to a ground lease), consisting of approximately 212.5 million square feet, and approximately 10% of such stores were leased, consisting of approximately 24.9 million square feet.
At the end of fiscal 2016, we operated 274 warehouses and distribution centers located in 45 states or provinces, consisting of approximately 54.3 million square feet, of which approximately 1.5 million is owned and approximately 52.8 million is leased.
Our executive, corporate staff, divisional staff and financial offices occupy approximately 2.6 million square feet of leased and owned space in Atlanta, Georgia. At the end of fiscal 2016, including the offices in Atlanta, we occupied an aggregate of approximately 4.5 million square feet, of which approximately 2.7 million is owned and approximately 1.8 million is leased, for store support centers and customer support centers.

Item 3. Legal Proceedings.
For a description of the litigation and government inquiries related to the Data Breach, see Note 13 to the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data", which description is incorporated herein by reference.
SEC regulations require us to disclose certain information about proceedings arising under federal, state or local environmental provisions if we reasonably believe that such proceedings may result in monetary sanctions of $100,000 or more.
In January 2017, the Company became aware of an investigation by the EPA’s criminal investigation division into the Company’s compliance with lead-safe work practices for certain jobs performed through our installation services business. The Company has also previously responded to civil document requests from several EPA regions. The Company is cooperating with the EPA.
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

	Price Range		Cash Dividends Declared
	High	Low
Fiscal Year 2016
First Quarter Ended May 1, 2016	$136.80	$111.85	$0.69
Second Quarter Ended July 31, 2016	$138.24	$124.67	$0.69
Third Quarter Ended October 30, 2016	$138.77	$122.26	$0.69
Fourth Quarter Ended January 29, 2017	$138.46	$119.89	$0.89
Fiscal Year 2015
First Quarter Ended May 3, 2015	$117.49	$104.43	$0.59
Second Quarter Ended August 2, 2015	$117.03	$108.06	$0.59
Third Quarter Ended November 1, 2015	$125.01	$110.97	$0.59
Fourth Quarter Ended January 31, 2016	$134.74	$116.46	$0.69

As of March 3, 2017, there were approximately 119,000 holders of record of our common stock and approximately 1,633,000 additional "street name" holders whose shares are held of record by banks, brokers and other financial institutions.

Stock Performance Graph
The graph and table below present the Company’s cumulative total shareholder returns relative to the performance of the Standard & Poor’s 500 Composite Stock Index and the Standard & Poor’s Retail Composite Index for the five fiscal year period commencing January 27, 2012, the last trading day of fiscal 2011, and ending January 27, 2017, the last trading day of fiscal 2016. The graph assumes $100 was invested at the closing price of the Company’s common stock on the New York Stock Exchange and each index on January 27, 2012 and assumes that all dividends were reinvested on the date paid. The points on the graph represent fiscal year-end amounts based on the last trading day in each fiscal year.

	January 27, 2012	February 1, 2013	January 31, 2014	January 30, 2015	January 29, 2016	January 27, 2017
The Home Depot	$100.00	$153.27	$178.70	$248.09	$304.85	$342.47
S&P 500 Index	$100.00	$117.61	$141.02	$161.06	$159.98	$193.35
S&P Retail Composite Index	$100.00	$127.33	$159.52	$191.57	$223.75	$265.26

Issuer Purchases of Equity Securities
Since the inception of the Company’s initial share repurchase program in fiscal 2002 through the end of fiscal 2016, the Company has repurchased shares of its common stock having a value of approximately $67.1 billion. The number and average price of shares purchased in each fiscal month of the fourth quarter of fiscal 2016 are set forth in the table below:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
Oct. 31, 2016 – Nov. 27, 2016	5,890,899	$125.48	5,884,700	$5,632,297,727
Nov. 28, 2016 – Dec. 25, 2016	5,874,595	$133.15	5,872,918	$4,850,330,095
Dec. 26, 2016 – Jan. 29, 2017	6,287,564	$135.70	6,265,733	$4,000,059,619
	18,053,058	$131.53	18,023,351
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

(2)
In February 2015, the Board of Directors authorized an $18.0 billion share repurchase program, of which approximately $4.0 billion remained available at the end of fiscal 2016. In February 2017, the Board of Directors authorized a new $15.0 billion share repurchase program that replaces the previous authorization. This new program does not have a prescribed expiration date.

Sales of Unregistered Securities
During the fourth quarter of fiscal 2016, the Company issued 459 deferred stock units under The Home Depot, Inc. Non-Employee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act") and Rule 506 of the SEC’s Regulation D thereunder. The deferred stock units were credited to the accounts of those non-employee directors who elected to receive all or a portion of board retainers in the form of deferred stock units instead of cash during the fourth quarter of fiscal 2016. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.
During the fourth quarter of fiscal 2016, the Company credited 1,068 deferred stock units to participant accounts under The Home Depot FutureBuilder Restoration Plan pursuant to an exemption from the registration requirements of the Securities Act for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.

Item 6. Selected Financial Data.
The information required by this item is incorporated by reference to page F-1 of this report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Executive Summary and Selected Consolidated Statements of Earnings Data
Net Sales increased 6.9% to $94.6 billion for the fiscal year ended January 29, 2017 ("fiscal 2016") from $88.5 billion for the fiscal year ended January 31, 2016 ("fiscal 2015"). Our total comparable store sales increased 5.6% in fiscal 2016, driven by a 2.8% increase in our comparable store customer transactions and a 2.7% increase in our comparable store average ticket. Comparable store sales for our U.S. stores increased 6.2% in fiscal 2016.
For fiscal 2016, we reported Net Earnings of $8.0 billion and Diluted Earnings per Share of $6.45 compared to Net Earnings of $7.0 billion and Diluted Earnings per Share of $5.46 for fiscal 2015.
The results for fiscal 2016 included $37 million of pretax expenses related to the Data Breach that we discovered in the third quarter of fiscal 2014 compared to $128 million of pretax net expenses for fiscal 2015. These charges resulted in decreases of $0.02 and $0.06 to Diluted Earnings per Share for fiscal 2016 and 2015, respectively. Since the Data Breach occurred, we have recorded $198 million of pretax net expenses related to the Data Breach. The Data Breach is discussed further in Note 13 to our Consolidated Financial Statements.
The results for fiscal 2015 included a $144 million pretax gain related to the sale of our remaining equity ownership in HD Supply Holdings, Inc. ("HD Supply"). This gain contributed $0.07 to Diluted Earnings per Share for fiscal 2015.
In fiscal 2016, we continued to focus on the following:
Customer Experience – Customer experience is anchored on the principles of putting customers first and taking care of our associates, and our commitment to customer service remains strong. We have taken a number of steps to provide our customers with a seamless and frictionless shopping experience in our stores, online, on the job site and in their homes. In fiscal 2016, we rolled out a redesign of our Home Depot website to provide our customers with better search capabilities and a faster checkout experience, and we updated our mobile app.
In fiscal 2016, we continued to invest in our interconnected capabilities to more effectively meet customers’ demands for increased fulfillment options. We completed the deployment of our new COM platform in all of our U.S. stores in fiscal 2016. We also completed the roll out of our BODFS program, which was built on the foundation of COM and complements our existing interconnected retail programs. In fiscal 2016, approximately 45% of our online U.S. orders were picked up in our stores through our BOPIS and BOSS offerings. Sales from our online channels increased 19.3% for fiscal 2016 compared to fiscal 2015, and represented 5.9% of our total Net Sales for fiscal 2016. Also in fiscal 2016, we enabled a dynamic ETA feature for online orders, which provides our customers with a faster and more accurate delivery date based on their location. We believe this will continue to increase conversion rates and improve customer satisfaction. We will continue to blend our physical and digital assets in a seamless and frictionless way to enhance the end-to-end customer experience.
Product Authority – Product authority is facilitated by our merchandising transformation and portfolio strategy, which is focused on delivering product innovation, assortment and value. In fiscal 2016, we continued to introduce a wide range of innovative new products to our do-it-yourself, do-it-for-me and professional customers, while remaining focused on offering everyday values in our stores and online. We also continued to leverage our merchandising assortment planning and pricing tools to better understand customer preferences and to refine our online and in-store product assortment in particular stores and geographic areas.
Productivity and Efficiency Driven by Capital Allocation – Our approach to driving productivity and efficiency is advanced through continuous operational improvement in our stores and supply chain, disciplined capital allocation, and building shareholder value through higher returns on invested capital and total value returned to shareholders in the form of dividends and share repurchases. In fiscal 2016, we continued to optimize our supply chain through our multi-year program called Project Sync. We rolled out the first phase of Project Sync to all of our U.S. stores, and we continue to onboard new suppliers. This program will allow us to significantly reduce our average lead time from supplier to shelf, reduce transportation expenses and improve inventory turns. As we continue to roll out Project Sync, we plan to create an end-to-end solution that benefits all participants in our supply chain, from our suppliers to our transportation providers, to our RDCs and store associates, and to our customers.
We repurchased a total of 53 million shares of our common stock for $7.0 billion through the open market during fiscal 2016. In addition, in February 2017, our Board of Directors authorized a new $15.0 billion share repurchase program that replaces the previous authorization, and we announced a 29% increase in our quarterly cash dividend to $0.89 per share.

In fiscal 2016, we opened four new stores in Mexico, for a total store count of 2,278 at the end of fiscal 2016. As of the end of fiscal 2016, a total of 301 of our stores, or 13.2%, were located in Canada and Mexico.
In August 2015, we completed the acquisition of Interline for $1.7 billion. This acquisition allowed us to establish a platform in the MRO market where we serve primarily institutional customers, such as educational and healthcare institutions, hospitality businesses, and national apartment complexes.
We generated $9.8 billion of cash flow from operations in fiscal 2016. This cash flow, along with $5.0 billion of long-term debt issued in fiscal 2016 and $360 million of short-term borrowings in fiscal 2016, was used to repay $3.0 billion of 5.40% senior notes that matured on March 1, 2016, fund cash payments of $6.9 billion for share repurchases, pay $3.4 billion of dividends and fund $1.6 billion in capital expenditures.
Our inventory turnover ratio was 4.9 times at the end of both fiscal 2016 and 2015. Our return on invested capital (defined as net operating profit after tax, a non-GAAP financial measure, for the most recent twelve-month period, divided by the average of beginning and ending long-term debt, including current installments, and equity for the most recent twelve-month period) was 31.4% at the end of fiscal 2016 compared to 28.1% at the end of fiscal 2015. For a reconciliation of net operating profit after tax to Net Earnings, the most comparable GAAP financial measure, and our calculation of return on invested capital, see "Non-GAAP Financial Measures" below.

We believe the selected sales data, the percentage relationship between Net Sales and major categories in the Consolidated Statements of Earnings and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations.

	% of Net Sales			% Increase (Decrease) In Dollar Amounts
	Fiscal Year(1)
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
NET SALES	100.0%	100.0%	100.0%	6.9%	6.4%
GROSS PROFIT	34.2	34.2	34.1	6.8	6.6
Operating Expenses:
Selling, General and Administrative	18.1	19.0	19.6	2.0	3.2
Depreciation and Amortization	1.9	1.9	2.0	3.8	3.0
Total Operating Expenses	20.0	20.9	21.5	2.1	3.2
OPERATING INCOME	14.2	13.3	12.6	14.0	12.5
Interest and Other (Income) Expense:
Interest and Investment Income	—	(0.2)	(0.4)	(78.3)	(50.7)
Interest Expense	1.0	1.0	1.0	5.8	10.7
Interest and Other, net	1.0	0.9	0.6	24.3	52.7
EARNINGS BEFORE PROVISION FOR INCOME TAXES	13.2	12.5	12.0	13.3	10.5
Provision for Income Taxes	4.8	4.5	4.4	13.0	10.5
NET EARNINGS	8.4%	7.9%	7.6%	13.5%	10.5%
SELECTED SALES DATA(2)
Number of Customer Transactions (in millions)	1,544.0	1,500.8	1,441.6	2.9%	4.1%
Average Ticket	$60.35	$58.77	$57.87	2.7%	1.6%
Sales per Square Foot	$390.78	$370.55	$352.22	5.5%	5.2%
Comparable Store Sales Increase (%)(3)	5.6%	5.6%	5.3%	N/A	N/A
Online Sales (% of Net Sales)(4)	5.9%	5.3%	4.5%	19.3%	25.4%
Note: Certain percentages may not sum to totals due to rounding.
—————

(1)	Fiscal years 2016, 2015 and 2014 refer to the fiscal years ended January 29, 2017, January 31, 2016 and February 1, 2015, respectively, and each includes 52 weeks.

(2)	Selected Sales Data does not include results for Interline, which was acquired in the third quarter of fiscal 2015.

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

(4)	Consists of Net Sales generated online through our websites for products picked up in stores or delivered to customer locations through our BOPIS, BOSS and BODFS programs.
N/A – Not Applicable

Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this report.
Fiscal 2016 Compared to Fiscal 2015
Net Sales
Net Sales for fiscal 2016 increased 6.9% to $94.6 billion from $88.5 billion for fiscal 2015. The increase in Net Sales for fiscal 2016 primarily reflects the impact of positive comparable store sales driven by increased customer transactions and average ticket growth, as well as sales from Interline, which was acquired in the third quarter of fiscal 2015. The increase in Net Sales was partially offset by pressure from the strengthening U.S. dollar, which negatively impacted total sales growth by $549 million in fiscal 2016.
Total comparable store sales increased 5.6% for fiscal 2016, which reflects a number of factors, including the execution of our strategy, continued strength across our business, and an improved U.S. home improvement market. All of our departments posted positive comparable store sales for fiscal 2016. Comparable store sales for our Appliances, Tools, Lumber, Lighting, Décor, Building Materials and Indoor Garden product categories were above the Company average for fiscal 2016. Further, our comparable store customer transactions increased 2.8% for fiscal 2016 and comparable store average ticket increased 2.7% for fiscal 2016, due in part to strong sales in big ticket purchases such as appliances, flooring and roofing, offset in part by the strength of the U.S. dollar.
Gross Profit
Gross Profit increased 6.8% to $32.3 billion for fiscal 2016 from $30.3 billion for fiscal 2015. Gross Profit as a percent of Net Sales, or gross profit margin, was 34.2% for both fiscal 2016 and 2015. Gross profit margin for fiscal 2016 reflects the impact of product mix changes, offset by benefits from our supply chain driven by increased productivity and benefits from reaching higher levels of co-op allowances and rebates in certain category classes.
Operating Expenses
Selling, General and Administrative expenses ("SG&A") increased 2.0% to $17.1 billion for fiscal 2016 from $16.8 billion for fiscal 2015. SG&A for fiscal 2016 included $37 million of pretax expenses related to the Data Breach compared to $128 million of pretax net expenses for fiscal 2015. As a percent of Net Sales, SG&A was 18.1% for fiscal 2016 compared to 19.0% for fiscal 2015. The decrease in SG&A as a percent of Net Sales for fiscal 2016 reflects expense leverage resulting from the positive comparable store sales environment and strong expense controls.
Depreciation and Amortization increased 3.8% to $1.8 billion for fiscal 2016 from $1.7 billion for fiscal 2015. Depreciation and Amortization as a percent of Net Sales was 1.9% for both fiscal 2016 and 2015. Depreciation and Amortization as a percent of Net Sales for fiscal 2016 reflects expense leverage resulting from the positive comparable store sales environment.
Operating Income
Operating Income increased 14.0% to $13.4 billion for fiscal 2016 from $11.8 billion for fiscal 2015. Operating Income as a percent of Net Sales was 14.2% for fiscal 2016 compared to 13.3% for fiscal 2015.
Interest and Other, net
In fiscal 2016, we recognized $936 million of Interest and Other, net, compared to $753 million for fiscal 2015. Interest and Other, net, for fiscal 2015 included a $144 million pretax gain related to the sale of our remaining equity ownership in HD Supply. Interest and Other, net, as a percent of Net Sales was 1.0% for fiscal 2016 compared to 0.9% for fiscal 2015 due primarily to the anniversary of the pretax gain related to the sale of our remaining equity ownership in HD Supply in fiscal 2015 and higher long-term debt balances in fiscal 2016.
Provision for Income Taxes
Our combined effective income tax rate was 36.3% for fiscal 2016 and 36.4% for fiscal 2015.
Diluted Earnings per Share
Diluted Earnings per Share were $6.45 for fiscal 2016 compared to $5.46 for fiscal 2015. Expenses related to the Data Breach resulted in decreases of $0.02 and $0.06 to Diluted Earnings per Share for fiscal 2016 and 2015, respectively. The gain on the sale of our remaining equity ownership in HD Supply contributed a benefit of $0.07 to Diluted Earnings per Share for fiscal 2015.
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
Return on Invested Capital
We believe return on invested capital ("ROIC") is meaningful for investors and management because it measures how effectively we deploy our capital base. We define ROIC as net operating profit after tax ("NOPAT"), a non-GAAP financial measure, for the most recent twelve-month period, divided by the average of beginning and ending long-term debt, including current installments, and equity for the most recent twelve-month period.
The following table provides our ROIC calculation and reconciles NOPAT to Net Earnings, the most comparable GAAP financial measure, for the twelve months ended January 29, 2017 and January 31, 2016 (amounts in millions):

	For the Twelve Months Ended
	January 29, 2017	January 31, 2016
Net Earnings	$7,957	$7,009
Add:
Interest and Other, net	936	753
Provision for Income Taxes	4,534	4,012
Operating Income	13,427	11,774
Subtract:
Income Tax Adjustment (1)	4,874	4,286
Net Operating Profit After Tax	$8,553	$7,488

Average Debt and Equity (2)	$27,203	$26,663

Return on Invested Capital (NOPAT / Average Debt and Equity)	31.4%	28.1%
 —————

(1)	Income Tax Adjustment is defined as Operating Income multiplied by the Company’s effective tax rate.

(2)	Average Debt and Equity is defined as the average of beginning and ending long-term debt, including current installments, and equity for the most recent twelve-month period.
Liquidity and Capital Resources
Cash flow generated from operations provides us with a significant source of liquidity. For fiscal 2016, Net Cash Provided by Operating Activities was $9.8 billion compared to $9.4 billion for fiscal 2015. This increase was primarily due to a $948 million increase in Net Earnings resulting from higher comparable store sales and expense leverage partially offset by a $442 million decrease in cash flows from Accounts Payable and Accrued Expenses related to the timing of purchases and payments, and a $223 million increase in Merchandise Inventories as a result of increased inventory purchases in support of increased sales.
Net Cash Used in Investing Activities for fiscal 2016 was $1.6 billion compared to $3.0 billion for fiscal 2015. This change was primarily due to $1.7 billion in Payments for Businesses Acquired, net, in fiscal 2015 related to the acquisition of Interline.

Net Cash Used in Financing Activities for fiscal 2016 was $7.9 billion compared to $5.8 billion for fiscal 2015. This change was primarily due to $2.0 billion less in net incremental long-term debt issued in fiscal 2016 compared to fiscal 2015.
In fiscal 2016, we repurchased 53 million shares of our common stock for $7.0 billion through the open market. Since the inception of our initial share repurchase program in 2002 and through fiscal 2016, we have repurchased 1.3 billion shares of our common stock for a total of $67.1 billion. In February 2017, our Board of Directors authorized a new $15.0 billion share repurchase program that replaces the previous authorization.
In September 2016, we issued $1.0 billion of 2.125% senior notes due September 15, 2026 (the "September 2026 notes") at a discount of $11 million and $1.0 billion of 3.50% senior notes due September 15, 2056 (the "2056 notes") at a discount of $19 million (together, the "September 2016 issuance"). Interest on the September 2026 notes and the 2056 notes is due semi-annually on March 15 and September 15 of each year, beginning March 15, 2017. The net proceeds of the September 2016 issuance were used for general corporate purposes, including repurchases of shares of our common stock.
In February 2016, we issued $1.35 billion of 2.00% senior notes due April 1, 2021 (the "2021 notes") at a discount of $5 million, $1.3 billion of 3.00% senior notes due April 1, 2026 (the "April 2026 notes") at a discount of $8 million, and $350 million of 4.25% senior notes due April 1, 2046 (the "2046 notes") at a premium of $2 million (together, the "February 2016 issuance"). The 2046 notes form a single series with our $1.25 billion of 4.25% senior notes due April 1, 2046 that were issued in May 2015, and have the same terms. The aggregate principal amount outstanding of our senior notes due April 1, 2046 is $1.6 billion. Interest on the 2021 notes and the April 2026 notes is due semi-annually on April 1 and October 1 of each year, beginning October 1, 2016. Interest on the 2046 notes is due semi-annually on April 1 and October 1 of each year, beginning April 1, 2016, with interest accruing from October 1, 2015. The net proceeds of the February 2016 issuance were used to repay our 5.40% senior notes that matured on March 1, 2016 (the "2016 notes"). As a result, the 2016 notes were classified as Long-Term Debt in the accompanying Consolidated Balance Sheet as of January 31, 2016.
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
In November 2013, we entered into an interest rate swap that expires on September 10, 2018, with a notional amount of $500 million, accounted for as a fair value hedge, that swaps fixed rate interest on our 2.25% senior notes due September 10, 2018 for variable interest equal to LIBOR plus 88 basis points. At January 29, 2017, the approximate fair value of this agreement was an asset of $3 million, which is the estimated amount we would have received to settle the agreement and is included in Other Assets in the accompanying Consolidated Balance Sheets.
Also in November 2013, we entered into an interest rate swap that expires on September 15, 2020, with a notional amount of $500 million, accounted for as a fair value hedge, that swaps fixed rate interest on our 3.95% senior notes due September 15, 2020 for variable interest equal to LIBOR plus 183 basis points. At January 29, 2017, the approximate fair value of this agreement was an asset of $10 million, which is the estimated amount we would have received to settle the agreement and is included in Other Assets in the accompanying Consolidated Balance Sheets.

We have commercial paper programs that allow for borrowings up to $2.0 billion. All of our short-term borrowings in fiscal 2016 and 2015 were under these commercial paper programs. In connection with these programs, we have a back-up credit facility with a consortium of banks for borrowings up to $2.0 billion. The credit facility expires in December 2019 and contains various restrictive covenants. At January 29, 2017, we were in compliance with all of the covenants, and they are not expected to impact our liquidity or capital resources. At January 29, 2017 and January 31, 2016, there were $710 million and $350 million, respectively, of borrowings outstanding under the commercial paper programs. See Note 4 to our Consolidated Financial Statements for further discussion of our commercial paper programs and related credit facility.
We use capital and operating leases to finance a portion of our real estate, including our stores, distribution centers and store support centers. The net present value of capital lease obligations is reflected in our Consolidated Balance Sheets in Long-Term Debt and Current Installments of Long-Term Debt. In accordance with U.S. generally accepted accounting principles, the operating leases are not reflected in our Consolidated Balance Sheets.
As of January 29, 2017, we had $2.5 billion in Cash and Cash Equivalents. We believe that our current cash position, access to the long-term debt capital markets and cash flow generated from operations should be sufficient not only for our operating requirements but also to enable us to complete our capital expenditure programs and fund dividend payments, share repurchases and any required long-term debt payments through the next several fiscal years. In addition, we have funds available from our commercial paper programs and the ability to obtain alternative sources of financing.
Off-Balance Sheet Arrangements
In accordance with U.S. generally accepted accounting principles, operating leases for a portion of our real estate and other assets are not reflected in our Consolidated Balance Sheets.
Contractual Obligations
The following table summarizes our significant contractual obligations as of January 29, 2017 (amounts in millions):

	Payments Due by Fiscal Year
Contractual Obligations	Total	2017	2018-2019	2020-2021	Thereafter
Total Debt(1)	$23,045	$1,210	$2,150	$2,850	$16,835
Interest Payments on Debt(2)	14,803	835	1,631	1,519	10,818
Capital Lease Obligations(3)	1,636	130	251	259	996
Operating Leases	7,453	907	1,572	1,247	3,727
Purchase Obligations(4)	1,373	1,139	179	30	25
Unrecognized Tax Benefits(5)	175	175	—	—	—
Loss Contingencies(6)	—	—	—	—	—
Total	$48,485	$4,396	$5,783	$5,905	$32,401
 —————

(1)	Excludes present value of capital lease obligations, fair value of interest rate swaps, unamortized debt discounts, premiums and debt issuance costs.

(2)	Interest payments are at current interest rates including the impact of active interest rate swaps.

(3)	Includes $758 million of imputed interest.

(4)
Purchase obligations include all legally binding contracts such as firm commitments for inventory purchases, utility purchases, capital expenditures, software acquisitions and license commitments and legally binding service contracts. Purchase orders that are not binding agreements are excluded from the table above.

(5)	Excludes $484 million of noncurrent unrecognized tax benefits due to uncertainty regarding the timing of future cash payments.

(6)
Excludes estimated loss contingencies related to the Data Breach due to uncertainty regarding the timing of future cash payments. See Note 13 to the Consolidated Financial Statements included in this report.

Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk results primarily from fluctuations in interest rates. Interest rate swap agreements are used, at times, to manage our fixed/floating rate debt portfolio. At January 29, 2017, after giving consideration to our interest rate swap agreements, approximately 93% of our debt portfolio was comprised of fixed-rate debt and 7% was floating-rate debt. A 1.0 percentage point change in the interest costs of floating-rate debt would not have a material impact on our financial condition or results of operations.
As of January 29, 2017 we had, net of discounts, $22.0 billion of senior notes outstanding. The aggregate market value of these publicly traded senior notes as of January 29, 2017 was $23.6 billion.
We are exposed to risks from foreign currency exchange rate fluctuations on the translation of our foreign operations into U.S. dollars and on the purchase of goods by these foreign operations that are not denominated in their local currencies. Revenues from these foreign operations accounted for approximately $8.0 billion and $8.0 billion of our revenue for fiscal 2016 and 2015, respectively. Our exposure to foreign currency rate fluctuations is not material to our financial condition or results of operations.
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
Merchandise Inventories
Our Merchandise Inventories are stated at the lower of cost (first-in, first-out) or market, with approximately 70% valued under the retail inventory method and the remainder under a cost method. Retailers like us, with many different types of merchandise at low unit cost and a large number of transactions, frequently use the retail inventory method. Under the retail inventory method, Merchandise Inventories are stated at cost, which is determined by applying a cost-to-retail ratio to the ending retail value of inventories. As our inventory retail value is adjusted regularly to reflect market conditions, our inventory valued using the retail method approximates the lower of cost or market. We evaluate our inventory valued using a cost method at the end of each quarter to ensure that it is carried at the lower of cost or market. The valuation allowance for Merchandise Inventories valued under a cost method was not material to our Consolidated Financial Statements as of the end of fiscal 2016 or 2015.
Independent physical inventory counts or cycle counts are taken on a regular basis in each store and distribution center to ensure that amounts reflected in the accompanying Consolidated Financial Statements for Merchandise Inventories are properly stated. During the period between physical inventory counts in our stores, we accrue for estimated losses related to shrink on a store-by-store basis. Shrink (or in the case of excess inventory, "swell") is the difference between the recorded amount of inventory and the physical inventory. Shrink may occur due to theft, loss, inaccurate records for the receipt of inventory or deterioration of goods, among other things. We estimate shrink as a percent of Net Sales using the average shrink results from the previous two physical inventories. The estimates are evaluated quarterly and adjusted based on recent shrink results and current trends in the business. Actual shrink results did not vary materially from estimated amounts for fiscal 2016, 2015 or 2014.
Self-Insurance
We have established liabilities for certain losses related to general liability (including product liability), workers’ compensation, employee group medical and automobile claims for which we are self-insured. Our self-insured retention or deductible, as applicable, for each claim involving general liability, workers’ compensation and automobile liability is limited to $25 million, $1 million and $1 million, respectively. We do not have any stop loss limits for self-insured employee group medical claims. Our liabilities represent estimates of the ultimate cost for claims incurred as of the balance sheet date. The estimated liabilities are not discounted and are established based upon analysis of historical data and actuarial estimates. The liabilities are reviewed by management and third-party actuaries on a regular basis to ensure that they are appropriate. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity or frequency of claims, medical cost inflation or fluctuations in premiums, differ from our estimates, our results of operations could be impacted. Actual results related to these types of claims did not vary materially from estimated amounts for fiscal 2016, 2015 or 2014. We maintain network security and privacy liability insurance coverage to limit our exposure to losses such as those that may be caused by a significant compromise or breach of our data security. This coverage is discussed further in Note 13 to our Consolidated Financial Statements.
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
We make critical assumptions and estimates in completing impairment assessments of long-lived assets. Our cash flow projections look several years into the future and include assumptions on variables such as future sales and operating margin growth rates, economic conditions, market competition and inflation. A 10% decrease in the estimated undiscounted cash flows for the stores with indicators of impairment would not have a material impact on our results of operations. Our estimates of fair market value are generally based on market appraisals of owned locations and estimates on the amount of potential sublease income and the time required to sublease for leased locations. A 10% decrease in estimated sublease income and a 10% increase in the time required to sublease would not have a material impact on our results of operations. We recorded impairments and lease obligation costs on closings and relocations in the ordinary course of business, which were not material to the Consolidated Financial Statements in fiscal 2016, 2015 or 2014.

Goodwill and Other Intangible Assets
Goodwill represents the excess of purchase price over the fair value of net assets acquired. We do not amortize goodwill but do assess the recoverability of goodwill in the third quarter of each fiscal year, or more often if indicators warrant, by determining whether the fair value of each reporting unit supports its carrying value. Each year we may assess qualitative factors to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount as a basis for determining whether it is necessary to complete quantitative impairment assessments, with a quantitative assessment completed at least once every three years. We completed a quantitative assessment in fiscal 2016.
In fiscal 2016, we completed our annual assessment of the recoverability of goodwill for our U.S., Canada and Mexico reporting units. The fair values of these reporting units were estimated using the present value of expected future discounted cash flows, and the fair value exceeded the carrying value for each respective reporting unit. There were no impairment charges related to goodwill for fiscal 2016, 2015 or 2014.
We amortize the cost of other intangible assets over their estimated useful lives, which range up to 12 years, unless such lives are deemed indefinite. Intangible assets with indefinite lives are tested in the third quarter of each fiscal year for impairment, or more often if indicators warrant. There were no impairment charges related to our other intangible assets for fiscal 2016, 2015 or 2014.
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

Item 8. Financial Statements and Supplementary Data.
Management’s Responsibility for Financial Statements
The consolidated financial statements presented in this Annual Report have been prepared with integrity and objectivity and are the responsibility of the management of The Home Depot, Inc. These consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and properly reflect certain estimates and judgments based upon the best available information.
The consolidated financial statements of the Company have been audited by KPMG LLP, an independent registered public accounting firm. Their accompanying report is based upon an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 29, 2017 based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of January 29, 2017 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of January 29, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included on page 30 in this Form 10-K.

/s/ CRAIG A. MENEAR	/s/ CAROL B. TOMÉ
Craig A. Menear Chairman, Chief Executive Officer and President	Carol B. Tomé Chief Financial Officer and Executive Vice President – Corporate Services

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Home Depot, Inc.:
We have audited The Home Depot, Inc.’s internal control over financial reporting as of January 29, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Home Depot, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, The Home Depot, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 29, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of The Home Depot, Inc. and subsidiaries as of January 29, 2017 and January 31, 2016, and the related Consolidated Statements of Earnings, Comprehensive Income, Stockholders’ Equity, and Cash Flows for each of the fiscal years in the three-year period ended January 29, 2017, and our report dated March 23, 2017 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Atlanta, Georgia
March 23, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Home Depot, Inc.:
We have audited the accompanying Consolidated Balance Sheets of The Home Depot, Inc. and subsidiaries as of January 29, 2017 and January 31, 2016, and the related Consolidated Statements of Earnings, Comprehensive Income, Stockholders’ Equity, and Cash Flows for each of the fiscal years in the three-year period ended January 29, 2017. These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.
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
In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of The Home Depot, Inc. and subsidiaries as of January 29, 2017 and January 31, 2016, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended January 29, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Home Depot, Inc.’s internal control over financial reporting as of January 29, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 23, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Atlanta, Georgia
March 23, 2017

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

amounts in millions, except share and per share data	January 29, 2017	January 31, 2016
ASSETS
Current Assets:
Cash and Cash Equivalents	$2,538	$2,216
Receivables, net	2,029	1,890
Merchandise Inventories	12,549	11,809
Other Current Assets	608	569
Total Current Assets	17,724	16,484
Property and Equipment, at cost	40,426	39,266
Less Accumulated Depreciation and Amortization	18,512	17,075
Net Property and Equipment	21,914	22,191
Goodwill	2,093	2,102
Other Assets	1,235	1,196
Total Assets	$42,966	$41,973
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-Term Debt	$710	$350
Accounts Payable	7,000	6,565
Accrued Salaries and Related Expenses	1,484	1,515
Sales Taxes Payable	508	476
Deferred Revenue	1,669	1,566
Income Taxes Payable	25	34
Current Installments of Long-Term Debt	542	77
Other Accrued Expenses	2,195	1,941
Total Current Liabilities	14,133	12,524
Long-Term Debt, excluding current installments	22,349	20,789
Other Long-Term Liabilities	1,855	1,965
Deferred Income Taxes	296	379
Total Liabilities	38,633	35,657
STOCKHOLDERS’ EQUITY
Common Stock, par value $0.05; authorized: 10 billion shares; issued: 1.776 billion shares at January 29, 2017 and 1.772 billion shares at January 31, 2016; outstanding: 1.203 billion shares at January 29, 2017 and 1.252 billion shares at January 31, 2016	88	88
Paid-In Capital	9,787	9,347
Retained Earnings	35,519	30,973
Accumulated Other Comprehensive Loss	(867)	(898)
Treasury Stock, at cost, 573 million shares at January 29, 2017 and 520 million shares at January 31, 2016	(40,194)	(33,194)
Total Stockholders’ Equity	4,333	6,316
Total Liabilities and Stockholders’ Equity	$42,966	$41,973
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Fiscal Year Ended(1)
amounts in millions, except per share data	January 29, 2017	January 31, 2016	February 1, 2015
NET SALES	$94,595	$88,519	$83,176
Cost of Sales	62,282	58,254	54,787
GROSS PROFIT	32,313	30,265	28,389
Operating Expenses:
Selling, General and Administrative	17,132	16,801	16,280
Depreciation and Amortization	1,754	1,690	1,640
Total Operating Expenses	18,886	18,491	17,920
OPERATING INCOME	13,427	11,774	10,469
Interest and Other (Income) Expense:
Interest and Investment Income	(36)	(166)	(337)
Interest Expense	972	919	830
Interest and Other, net	936	753	493
EARNINGS BEFORE PROVISION FOR INCOME TAXES	12,491	11,021	9,976
Provision for Income Taxes	4,534	4,012	3,631
NET EARNINGS	$7,957	$7,009	$6,345
Weighted Average Common Shares	1,229	1,277	1,338
BASIC EARNINGS PER SHARE	$6.47	$5.49	$4.74
Diluted Weighted Average Common Shares	1,234	1,283	1,346
DILUTED EARNINGS PER SHARE	$6.45	$5.46	$4.71
 —————

(1)	Fiscal years ended January 29, 2017, January 31, 2016 and February 1, 2015 include 52 weeks.
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended(1)
amounts in millions	January 29, 2017	January 31, 2016	February 1, 2015
Net Earnings	$7,957	$7,009	$6,345
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(3)	(412)	(510)
Cash Flow Hedges, net of tax	34	(34)	11
Other	—	—	1
Total Other Comprehensive Income (Loss)	31	(446)	(498)
COMPREHENSIVE INCOME	$7,988	$6,563	$5,847
 —————

(1)	Fiscal years ended January 29, 2017, January 31, 2016 and February 1, 2015 include 52 weeks.
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Paid-In Capital	Retained Earnings		Treasury Stock		Stockholders’ Equity
amounts in millions, except per share data	Shares	Amount				Shares	Amount
Balance, February 2, 2014	1,761	$88	$8,402	$23,180	$46	(381)	$(19,194)	$12,522
Net Earnings	—	—	—	6,345	—	—	—	6,345
Shares Issued Under Employee Stock Plans	7	—	122	—	—	—	—	122
Tax Effect of Stock-Based Compensation	—	—	136	—	—	—	—	136
Foreign Currency Translation Adjustments	—	—	—	—	(510)	—	—	(510)
Cash Flow Hedges, net of tax	—	—	—	—	11	—	—	11
Stock Options, Awards and Amortization of Restricted Stock	—	—	225	—	—	—	—	225
Repurchases of Common Stock	—	—	—	—	—	(80)	(7,000)	(7,000)
Cash Dividends ($1.88 per share)	—	—	—	(2,530)	—	—	—	(2,530)
Other	—	—	—	—	1	—	—	1
Balance, February 1, 2015	1,768	$88	$8,885	$26,995	$(452)	(461)	$(26,194)	$9,322
Net Earnings	—	—	—	7,009	—	—	—	7,009
Shares Issued Under Employee Stock Plans	4	—	73	—	—	—	—	73
Tax Effect of Stock-Based Compensation	—	—	145	—	—	—	—	145
Foreign Currency Translation Adjustments	—	—	—	—	(412)	—	—	(412)
Cash Flow Hedges, net of tax	—	—	—	—	(34)	—	—	(34)
Stock Options, Awards and Amortization of Restricted Stock	—	—	244	—	—	—	—	244
Repurchases of Common Stock	—	—	—	—	—	(59)	(7,000)	(7,000)
Cash Dividends ($2.36 per share)	—	—	—	(3,031)	—	—	—	(3,031)
Balance, January 31, 2016	1,772	$88	$9,347	$30,973	$(898)	(520)	$(33,194)	$6,316
Net Earnings	—	—	—	7,957	—	—	—	7,957
Shares Issued Under Employee Stock Plans	4	—	76	—	—	—	—	76
Tax Effect of Stock-Based Compensation	—	—	97	—	—	—	—	97
Foreign Currency Translation Adjustments	—	—	—	—	(3)	—	—	(3)
Cash Flow Hedges, net of tax	—	—	—	—	34	—	—	34
Stock Options, Awards and Amortization of Restricted Stock	—	—	267	—	—	—	—	267
Repurchases of Common Stock	—	—	—	—	—	(53)	(7,000)	(7,000)
Cash Dividends ($2.76 per share)	—	—	—	(3,404)	—	—	—	(3,404)
Other	—	—	—	(7)	—	—	—	(7)
Balance, January 29, 2017	1,776	$88	$9,787	$35,519	$(867)	(573)	$(40,194)	$4,333

See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended(1)
amounts in millions	January 29, 2017	January 31, 2016	February 1, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$7,957	$7,009	$6,345
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,973	1,863	1,786
Stock-Based Compensation Expense	267	244	225
Gain on Sales of Investments	—	(144)	(323)
Changes in Assets and Liabilities, net of the effects of acquisitions:
Receivables, net	(138)	(181)	(81)
Merchandise Inventories	(769)	(546)	(124)
Other Current Assets	(48)	(5)	(199)
Accounts Payable and Accrued Expenses	446	888	244
Deferred Revenue	99	109	146
Income Taxes Payable	109	154	168
Deferred Income Taxes	(117)	15	159
Other	4	(33)	(104)
Net Cash Provided by Operating Activities	9,783	9,373	8,242
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures, net of $179, $165 and $217 of non-cash capital expenditures in fiscal 2016, 2015 and 2014, respectively	(1,621)	(1,503)	(1,442)
Proceeds from Sales of Investments	—	144	323
Payments for Businesses Acquired, net	—	(1,666)	(200)
Proceeds from Sales of Property and Equipment	38	43	48
Net Cash Used in Investing Activities	(1,583)	(2,982)	(1,271)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Short-Term Borrowings, net	360	60	290
Proceeds from Long-Term Borrowings, net of discounts	4,959	3,991	1,981
Repayments of Long-Term Debt	(3,045)	(39)	(39)
Repurchases of Common Stock	(6,880)	(7,000)	(7,000)
Proceeds from Sales of Common Stock	218	228	252
Cash Dividends Paid to Stockholders	(3,404)	(3,031)	(2,530)
Other Financing Activities	(78)	4	(25)
Net Cash Used in Financing Activities	(7,870)	(5,787)	(7,071)
Change in Cash and Cash Equivalents	330	604	(100)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(8)	(111)	(106)
Cash and Cash Equivalents at Beginning of Year	2,216	1,723	1,929
Cash and Cash Equivalents at End of Year	$2,538	$2,216	$1,723
SUPPLEMENTAL DISCLOSURE OF CASH PAYMENTS MADE FOR:
Interest, net of interest capitalized	$924	$874	$782
Income Taxes	$4,623	$3,853	$3,435
 —————

(1)	Fiscal years ended January 29, 2017, January 31, 2016 and February 1, 2015 include 52 weeks.
See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business, Consolidation and Presentation
The Home Depot, Inc., together with its subsidiaries (the "Company"), is a home improvement retailer that sells a wide assortment of building materials, home improvement products and lawn and garden products and provides a number of services. The Home Depot stores, which are full-service, warehouse-style stores averaging approximately 104,000 square feet of enclosed space, with approximately 24,000 additional square feet of outside garden area, stock approximately 30,000 to 40,000 different kinds of products that are sold to do-it-yourself customers, do-it-for-me customers and professional customers. The Company also offers a significantly broader product assortment through its websites. At the end of fiscal 2016, the Company was operating 2,278 The Home Depot stores, which included 1,977 stores in the United States, including the Commonwealth of Puerto Rico and the territories of the U.S. Virgin Islands and Guam ("U.S."), 182 stores in Canada and 119 stores in Mexico. The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.
Fiscal Year
The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31. Fiscal years ended January 29, 2017 ("fiscal 2016"), January 31, 2016 ("fiscal 2015") and February 1, 2015 ("fiscal 2014") include 52 weeks.
Use of Estimates
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and reported amounts of revenues and expenses in preparing these financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP"). Actual results could differ from these estimates.
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
Accounts Receivable
The Company has agreements with third-party service providers who directly extend credit to customers, manage the Company’s private label credit card program ("PLCC program") and own the related receivables. The Company evaluated the third-party entities holding the receivables under the program and concluded that they should not be consolidated by the Company. The agreement with the primary third-party service provider for the Company’s PLCC program expires in 2028, with the Company having the option, but no obligation, to purchase the receivables at the end of the agreement. The deferred interest charges incurred by the Company for its deferred financing programs offered to its customers are included in Cost of Sales. The interchange fees charged to the Company for the customers’ use of the cards and any profit sharing with the third-party service providers are included in Selling, General and Administrative expenses ("SG&A"). The sum of these three components is referred to by the Company as "the cost of credit" of the PLCC program.
In addition, certain subsidiaries of the Company, including Interline Brands, Inc. ("Interline"), extend credit directly to customers in the ordinary course of business. The receivables due from customers were $216 million and $253 million as of January 29, 2017 and January 31, 2016, respectively. The Company’s valuation reserve related to accounts receivable was not material to the Consolidated Financial Statements of the Company as of the end of fiscal 2016 or 2015.
Merchandise Inventories
The majority of the Company’s Merchandise Inventories are stated at the lower of cost (first-in, first-out) or market, as determined by the retail inventory method. As the inventory retail value is adjusted regularly to reflect market conditions, the inventory valued using the retail method approximates the lower of cost or market. Certain subsidiaries, including retail operations in Canada and Mexico, distribution centers and Interline, record Merchandise Inventories at the lower of cost or market, as determined by a cost method. These Merchandise Inventories represent approximately 30% of the total Merchandise Inventories balance. The Company evaluates the inventory valued using a cost method at the end of each quarter to ensure that it is carried at the lower of cost or market. The valuation allowance for Merchandise Inventories valued under a cost method was not material to the Consolidated Financial Statements of the Company as of the end of fiscal 2016 or 2015.
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
Revenues
The Company recognizes revenue, net of estimated returns and sales tax, at the time the customer takes possession of merchandise or receives services. The liability for sales returns is estimated based on historical return levels. When the Company receives payment from customers before the customer has taken possession of the merchandise or the service has been performed, the amount received is recorded as Deferred Revenue in the accompanying Consolidated Balance Sheets until the sale or service is complete. The Company also records Deferred Revenue for the sale of gift cards and recognizes this revenue upon the redemption of gift cards in Net Sales. Gift card breakage income is recognized based upon historical redemption patterns and represents the balance of gift cards for which the Company believes the likelihood of redemption by the customer is remote. During fiscal 2016, 2015 and 2014, the Company recognized $34 million, $27 million and $32 million, respectively, of gift card breakage income. This income is included in the accompanying Consolidated Statements of Earnings as a reduction in SG&A.
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
All payments received prior to the completion of services are recorded in Deferred Revenue in the accompanying Consolidated Balance Sheets. Services revenue was $4.0 billion, $4.0 billion and $3.8 billion for fiscal 2016, 2015 and 2014, respectively.
Self-Insurance
The Company is self-insured for certain losses related to general liability (including product liability), workers’ compensation, employee group medical and automobile claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. The expected ultimate cost of claims is estimated based upon analysis of historical data and actuarial estimates. The Company maintains network security and privacy liability insurance coverage to limit the Company’s exposure to losses such as those that may be caused by a significant compromise or breach of the Company’s data security. This coverage is discussed further in Note 13.
Prepaid Advertising
Television and radio advertising production costs, along with media placement costs, are expensed when the advertisement first appears. Amounts included in Other Current Assets in the accompanying Consolidated Balance Sheets relating to prepayments of production costs for print and broadcast advertising as well as sponsorship promotions were not material at the end of fiscal 2016 and 2015.
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
Volume rebates and certain advertising co-op allowances earned are initially recorded as a reduction in Merchandise Inventories and a subsequent reduction in Cost of Sales when the related product is sold. Certain advertising co-op allowances that are reimbursements of specific, incremental and identifiable costs incurred to promote vendors’ products are recorded as an offset against advertising expense. In fiscal 2016, 2015 and 2014, gross advertising expense was $955 million, $868 million and $884 million, respectively, and is included in SG&A. Specific, incremental and identifiable advertising co-op allowances were $166 million, $129 million and $125 million for fiscal 2016, 2015 and 2014, respectively, and are recorded as an offset to advertising expense in SG&A.
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
The assets of a store with indicators of impairment are evaluated by comparing its undiscounted cash flows with its carrying value. The estimate of cash flows includes management’s assumptions of cash inflows and outflows directly resulting from the use of those assets in operations, including gross margin on Net Sales, payroll and related items, occupancy costs, insurance allocations and other costs to operate a store. If the carrying value is greater than the undiscounted cash flows, an impairment loss is recognized for the difference between the carrying value and the estimated fair market value. Impairment losses are recorded as a component of SG&A in the accompanying Consolidated Statements of Earnings. When a leased location closes, the Company also recognizes in SG&A the net present value of future lease obligations less estimated sublease income. The Company recorded impairments and lease obligation costs on closings and relocations in the ordinary course of business, which were not material to the Consolidated Financial Statements in fiscal 2016, 2015 or 2014.
Goodwill and Other Intangible Assets
Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Company does not amortize goodwill but does assess the recoverability of goodwill in the third quarter of each fiscal year, or more often if indicators warrant, by determining whether the fair value of each reporting unit supports its carrying value. Each year the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount as a basis for determining whether it is necessary to complete quantitative impairment assessments, with a quantitative assessment completed at least once every three years. The Company completed a quantitative assessment in fiscal 2016.
In fiscal 2016, the Company completed its annual assessment of the recoverability of goodwill for its U.S., Canada and Mexico reporting units. The fair values of these reporting units were estimated using the present value of expected future discounted cash flows, and the fair value exceeded the carrying value for each respective reporting unit. There were no impairment charges related to goodwill for fiscal 2016, 2015 or 2014.
The Company amortizes the cost of other intangible assets over their estimated useful lives, which range up to 12 years, unless such lives are deemed indefinite. Intangible assets with indefinite lives are tested in the third quarter of each fiscal year for impairment, or more often if indicators warrant. There were no impairment charges related to other intangible assets for fiscal 2016, 2015 or 2014.
Stock-Based Compensation
The per share weighted average fair value of stock options granted during fiscal 2016, 2015 and 2014 was $20.26, $18.54 and $14.13, respectively. The fair value of these options was determined at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Year Ended
	January 29, 2017	January 31, 2016	February 1, 2015
Risk-free interest rate	1.4%	1.4%	1.7%
Assumed volatility	20.7%	20.8%	22.7%
Assumed dividend yield	2.1%	2.0%	2.3%
Assumed lives of options	5 years	5 years	5 years
Derivatives
The Company uses derivative financial instruments from time to time in the management of its interest rate exposure on long-term debt and its exposure on foreign currency fluctuations. The Company accounts for its derivative financial instruments in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Subtopic 815-10, "Derivatives and Hedging". The fair value of the Company’s derivative financial instruments is discussed in Note 11.

Comprehensive Income
Comprehensive Income includes Net Earnings adjusted for certain gains and losses that are excluded from Net Earnings under U.S. GAAP. Adjustments to Net Earnings and Accumulated Other Comprehensive Loss consist primarily of foreign currency translation adjustments.
Foreign Currency Translation
Assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange on the last day of the reporting period. Revenues and expenses are generally translated using average exchange rates for the period, and equity transactions are translated using the actual rate on the day of the transaction.
Segment Information
The Company operates within a single reportable segment primarily within North America. Net Sales inside the U.S. were $86.6 billion, $80.5 billion and $74.7 billion for fiscal 2016, 2015 and 2014, respectively. Net Sales outside the U.S. were $8.0 billion, $8.0 billion and $8.5 billion for fiscal 2016, 2015 and 2014, respectively. Long-lived assets, which consist of net property and equipment, inside the U.S. totaled $19.5 billion and $19.9 billion as of January 29, 2017 and January 31, 2016, respectively. Long-lived assets outside the U.S. totaled $2.4 billion and $2.3 billion as of January 29, 2017 and January 31, 2016, respectively.
The following table presents the Net Sales of each major product category (and related services) for each of the last three fiscal years (dollar amounts in millions):

Product Category	Fiscal Year Ended
	January 29, 2017		January 31, 2016		February 1, 2015
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Indoor Garden	$9,204	9.7%	$8,227	9.3%	$7,486	9.0%
Paint	7,666	8.1	7,497	8.5	7,342	8.8
Appliances	7,362	7.8	6,539	7.4	5,718	6.9
Kitchen and Bath	7,184	7.6	6,909	7.8	6,639	8.0
Plumbing	6,985	7.4	6,364	7.2	5,755	6.9
Lumber	6,828	7.2	6,284	7.1	6,054	7.3
Outdoor Garden	6,789	7.2	6,505	7.3	6,319	7.6
Building Materials	6,774	7.2	6,416	7.2	6,068	7.3
Tools	6,668	7.0	6,060	6.8	5,388	6.5
Flooring	6,477	6.8	6,215	7.0	6,011	7.2
Electrical	6,090	6.4	5,837	6.6	5,656	6.8
Hardware	5,629	6.0	5,296	6.0	4,975	6.0
Millwork	5,139	5.4	4,937	5.6	4,707	5.7
Décor	2,906	3.1	2,730	3.1	2,554	3.1
Lighting	2,894	3.1	2,703	3.1	2,504	3.0
Total	$94,595	100.0%	$88,519	100.0%	$83,176	100.0%
 —————
Note: Certain percentages may not sum to totals due to rounding.
Recent Accounting Pronouncements
In January 2017, the FASB issued Accounting Standards Update ("ASU") No. 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment", which simplifies how an entity is required to test goodwill for impairment. The amendments in ASU No. 2017-04 require that goodwill impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit and the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments in ASU No. 2017-04 should be applied on a prospective basis and is effective for annual or any interim goodwill impairment tests in annual reporting periods beginning after

December 15, 2019, and early adoption is permitted. The Company is evaluating the effect that ASU No. 2017-04 will have on its Consolidated Financial Statements and related disclosures.
In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory", which requires an entity to recognize the income tax consequences of an intercompany transfer of assets other than inventory when the transfer occurs. An entity will continue to recognize the income tax consequences of an intercompany transfer of inventory when the inventory is sold to a third party. ASU No. 2016-16 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods, using a modified retrospective approach, and early adoption is permitted. The Company is evaluating the effect that ASU No. 2016-16 will have on its Consolidated Financial Statements and related disclosures.
In March 2016, the FASB issued ASU No. 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting", which makes several modifications to the accounting for employee share-based payment transactions, including the requirement to recognize the income tax effects of awards that vest or settle as income tax expense. The amendments in ASU No. 2016-09 also clarify the presentation of certain components of share-based awards in the statement of cash flows. ASU No. 2016-09 is effective for annual reporting periods beginning after December 15, 2016. The Company plans to adopt ASU No. 2016-09 in the first quarter of fiscal 2017, and does not believe it will have a material impact on its Consolidated Financial Statements and related disclosures.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)", which requires an entity that is a lessee to recognize the assets and liabilities arising from leases on the balance sheet. The amendments in ASU No. 2016-02 also require disclosures about the amount, timing and uncertainty of cash flows arising from leases. ASU No. 2016-02 is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, using a modified retrospective approach, and early adoption is permitted.
The Company is evaluating and planning for the adoption and implementation of ASU No. 2016-02. The Company believes that ASU No. 2016-02 will have a material impact on its financial position, as a result of the requirement to recognize right-of-use assets and lease liabilities on the Company’s Consolidated Balance Sheets. The impact to the Company’s results of operations is being evaluated, and the Company does not believe there will be a material impact to its cash flows upon adoption of ASU No. 2016-02.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)", which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. In addition, ASU No. 2014-09 requires disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU No. 2014-09 supersedes most existing U.S. GAAP revenue recognition principles, and it permits the use of either the retrospective or cumulative effect transition method. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods.
The Company is evaluating the effect that ASU No. 2014-09 will have on its Consolidated Financial Statements and related disclosures, as well as the expected method of adoption. Based on the Company’s preliminary assessment, the Company has determined that the adoption of ASU No. 2014-09 could impact the timing of revenue recognition through its services, gift card and various incentive programs. ASU No. 2014-09 will impact the Company’s method of recognizing gift card breakage income, which is currently recognized based upon historical redemption patterns. ASU No. 2014-09 requires gift card breakage income to be recognized in proportion to the pattern of rights exercised by the customer when the Company expects to be entitled to breakage. The Company is also evaluating the principal versus agent considerations as it relates to certain arrangements with third parties that could impact the presentation of gross or net revenue reporting. Other areas which could be impacted may be identified as the Company continues its evaluation of ASU No. 2014-09. The Company plans to adopt ASU No. 2014-09 on January 29, 2018 and is evaluating the available transition methods.
Reclassifications
Certain amounts in prior fiscal years have been reclassified to conform with the presentation adopted in the current fiscal year. See Note 2 to the Consolidated Financial Statements included in this report.

2.	RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
On February 1, 2016, the Company adopted ASU No. 2015-03, "Interest–Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs". Under ASU No. 2015-03, debt issuance costs related to a recognized debt liability are presented as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The adoption of ASU No. 2015-03 has been applied retrospectively, and accordingly, the Company’s Consolidated Balance Sheet as of January 31, 2016 has been reclassified to reflect this adoption. The impact of this reclassification was a decrease of $99 million to Other Assets, and a corresponding decrease to Long-Term Debt, excluding current installments, as of January 31, 2016.
Also on February 1, 2016, the Company early adopted ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes". Under ASU No. 2015-17, deferred tax assets and deferred tax liabilities are presented as noncurrent in a classified balance sheet. The adoption of ASU No. 2015-17 has been applied retrospectively and accordingly, the Company’s Consolidated Balance Sheet as of January 31, 2016 has been reclassified to reflect this adoption. The impact of this reclassification was a decrease of $509 million to Other Current Assets, an increase of $32 million to Other Assets, a decrease of $2 million to Other Accrued Expenses and a $475 million decrease to Deferred Income Taxes as of January 31, 2016. All future deferred tax assets and liabilities will be presented as noncurrent.

3.	PROPERTY AND LEASES
Property and Equipment as of January 29, 2017 and January 31, 2016 consisted of the following (amounts in millions):

	January 29, 2017	January 31, 2016
Property and Equipment, at cost:
Land	$8,207	$8,149
Buildings	17,772	17,667
Furniture, Fixtures and Equipment	11,020	10,279
Leasehold Improvements	1,519	1,481
Construction in Progress	739	670
Capital Leases	1,169	1,020
	40,426	39,266
Less Accumulated Depreciation and Amortization	18,512	17,075
Net Property and Equipment	$21,914	$22,191
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
Total rent expense, net of minor sublease income, for fiscal 2016, 2015 and 2014 was $984 million, $922 million and $918 million, respectively. Certain store leases also provide for contingent rent payments based on percentages of sales in excess of specified minimums. Contingent rent expense for fiscal 2016, 2015 and 2014 was approximately $9 million, $7 million and $7 million, respectively. Real estate taxes, insurance, maintenance and operating expenses applicable to the leased property are obligations of the Company under the lease agreements.

The approximate future minimum lease payments under capital and all other leases at January 29, 2017 were as follows (amounts in millions):

Fiscal Year	Capital Leases	Operating Leases
2017	$130	$907
2018	127	826
2019	124	746
2020	141	661
2021	118	586
Thereafter through 2097	996	3,727
	1,636	$7,453
Less imputed interest	758
Net present value of capital lease obligations	878
Less current installments	42
Long-term capital lease obligations, excluding current installments	$836
Short-term and long-term obligations for capital leases are included in the accompanying Consolidated Balance Sheets in Current Installments of Long-Term Debt and Long-Term Debt, respectively. The assets under capital leases recorded in Property and Equipment, net of amortization, totaled $730 million and $629 million at January 29, 2017 and January 31, 2016, respectively.

4.	DEBT
The Company has commercial paper programs that allow for borrowings up to $2.0 billion. All of the Company’s short-term borrowings in fiscal 2016 and 2015 were under these commercial paper programs. In connection with these programs, the Company has a back-up credit facility with a consortium of banks for borrowings up to $2.0 billion. The credit facility expires in December 2019 and contains various restrictive covenants.
Short-Term Debt under the commercial paper programs was as follows (amounts in millions):

	Fiscal Year Ended
	January 29, 2017	January 31, 2016
Balance outstanding at fiscal year-end	$710	$350
Maximum amount outstanding at any month-end	$710	$350
Average daily short-term borrowings	$51	$69
Weighted average interest rate	0.63%	0.34%

The Company’s Long-Term Debt at the end of fiscal 2016 and 2015 consisted of the following (amounts in millions):

	January 29, 2017	January 31, 2016
5.40% Senior Notes; due March 1, 2016; interest payable semi-annually on March 1 and September 1	$—	$3,010
Floating Rate Senior Notes; due September 15, 2017; interest payable quarterly on March 15, June 15, September 15 and December 15	499	499
2.25% Senior Notes; due September 10, 2018; interest payable semi-annually on March 10 and September 10	1,151	1,156
2.00% Senior Notes; due June 15, 2019; interest payable semi-annually on June 15 and December 15	996	994
3.95% Senior Notes; due September 15, 2020; interest payable semi-annually on March 15 and September 15	509	524
4.40% Senior Notes; due April 1, 2021; interest payable semi-annually on April 1 and October 1	997	996
2.00% Senior Notes; due April 1, 2021; interest payable semi-annually on April 1 and October 1	1,341	—
2.625% Senior Notes; due June 1, 2022; interest payable semi-annually on June 1 and December 1	1,241	1,240
2.70% Senior Notes; due April 1, 2023; interest payable semi-annually on April 1 and October 1	996	995
3.75% Senior Notes; due February 15, 2024; interest payable semi-annually on February 15 and August 15	1,092	1,091
3.35% Senior Notes; due September 15, 2025; interest payable semi-annually on March 15 and September 15	994	993
3.00% Senior Notes; due April 1, 2026; interest payable semi-annually on April 1 and October 1	1,286	—
2.125% Senior Notes; due September 15, 2026; interest payable semi-annually on March 15 and September 15	984	—
5.875% Senior Notes; due December 16, 2036; interest payable semi-annually on June 16 and December 16	2,947	2,946
5.40% Senior Notes; due September 15, 2040; interest payable semi-annually on March 15 and September 15	495	495
5.95% Senior Notes; due April 1, 2041; interest payable semi-annually on April 1 and October 1	988	988
4.20% Senior Notes; due April 1, 2043; interest payable semi-annually on April 1 and October 1	988	987
4.875% Senior Notes; due February 15, 2044; interest payable semi-annually on February 15 and August 15	978	977
4.40% Senior Notes; due March 15, 2045; interest payable semi-annually on March 15 and September 15	976	976
4.25% Senior Notes; due April 1, 2046; interest payable semi-annually on April 1 and October 1	1,584	1,235
3.50% Senior Notes; due September 15, 2056; interest payable semi-annually on March 15 and September 15	971	—
Capital Lease Obligations; payable in varying installments through January 31, 2055	878	763
Other	—	1
Total debt	22,891	20,866
Less current installments	542	77
Long-Term Debt, excluding current installments	$22,349	$20,789

In September 2016, the Company issued $1.0 billion of 2.125% senior notes due September 15, 2026 (the "September 2026 notes") at a discount of $11 million and $1.0 billion of 3.50% senior notes due September 15, 2056 (the "2056 notes") at a discount of $19 million (together, the "September 2016 issuance"). Interest on the September 2026 notes and the 2056 notes is due semi-annually on March 15 and September 15 of each year, beginning March 15, 2017. The $30 million discount associated with the September 2016 issuance is being amortized over the term of the notes using the effective interest rate method. Issuance costs of $16 million associated with the September 2016 issuance were recorded as a direct deduction to the senior notes and are being amortized over the term of the notes using the effective interest rate method. The net proceeds of the September 2016 issuance were used for general corporate purposes, including repurchases of shares of the Company’s common stock.
In February 2016, the Company issued $1.35 billion of 2.00% senior notes due April 1, 2021 (the "2021 notes") at a discount of $5 million, $1.3 billion of 3.00% senior notes due April 1, 2026 (the "April 2026 notes") at a discount of $8 million, and $350 million of 4.25% senior notes due April 1, 2046 (the "2046 notes") at a premium of $2 million (together, the "February 2016 issuance"). The 2046 notes form a single series with the Company’s $1.25 billion of 4.25% senior notes due April 1, 2046 that were issued in May 2015, and have the same terms. The aggregate principal amount outstanding of the Company’s senior notes due April 1, 2046 is $1.6 billion. Interest on the 2021 notes and the April 2026 notes is due semi-annually on April 1 and October 1 of each year, beginning October 1, 2016. Interest on the 2046 notes is due semi-annually on April 1 and October 1 of each year, beginning April 1, 2016, with interest accruing from October 1, 2015. The $13 million discount associated with the 2021 and the April 2026 notes and the $2 million premium associated with the 2046 notes are being amortized over the term of the notes using the effective interest rate method. Issuance costs of $17 million associated with the February 2016 issuance were recorded as a direct deduction to the senior notes and are being amortized over the term of the notes using the effective interest rate method. The net proceeds of the February 2016 issuance were used to repay the Company’s 5.40% senior notes due March 1, 2016 (the "2016 notes"). As a result, the 2016 notes were classified as Long-Term Debt in the accompanying Consolidated Balance Sheet as of January 31, 2016.
In September 2015, the Company issued $500 million of floating rate senior notes due September 15, 2017 (the "2017 notes") and $1.0 billion of 3.35% senior notes due September 15, 2025 (the "2025 notes") at a discount of $1 million (together, the "September 2015 issuance"). The 2017 notes bear interest at a variable rate determined quarterly equal to the three-month LIBOR rate plus 37 basis points. Interest on the 2017 notes is due quarterly on March 15, June 15, September 15 and December 15 of each year, beginning December 15, 2015. Interest on the 2025 notes is due semi-annually on March 15 and September 15 of each year, beginning March 15, 2016. The $1 million discount associated with the 2025 notes is being amortized over the term of the notes using the effective interest rate method. Issuance costs of $7 million associated with the September 2015 issuance were recorded as a direct deduction to the senior notes and are being amortized over the term of the notes using the effective interest rate method. The net proceeds of the September 2015 issuance were used to fund the Company’s acquisition of Interline.
In May 2015, the Company issued $1.25 billion of 2.625% senior notes due June 1, 2022 (the "2022 notes") at a discount of $5 million and $1.25 billion of 4.25% senior notes due April 1, 2046 (the "existing 2046 notes") at a discount of $3 million (together, the "May 2015 issuance"). Interest on the 2022 notes is due semi-annually on June 1 and December 1 of each year, beginning December 1, 2015. Interest on the existing 2046 notes is due semi-annually on April 1 and October 1 of each year, beginning October 1, 2015. The $8 million discount associated with the May 2015 issuance is being amortized over the term of the notes using the effective interest rate method. Issuance costs of $19 million associated with the May 2015 issuance were recorded as a direct deduction to the senior notes and are being amortized over the term of the notes using the effective interest rate method. The net proceeds of the May 2015 issuance were used for general corporate purposes, including repurchases of shares of the Company’s common stock.
All of the Company’s senior notes, other than the 2017 notes, may be redeemed by the Company at any time, in whole or in part, at the redemption price plus accrued interest up to the redemption date. The redemption price is equal to the greater of (1) 100% of the principal amount of the notes to be redeemed, or (2) the sum of the present values of the remaining scheduled payments of principal and interest to the Par Call Date, as defined in the respective notes. Additionally, if a Change in Control Triggering Event occurs, as defined in the notes, holders of all notes have the right to require the Company to redeem those notes at 101% of the aggregate principal amount of the notes plus accrued interest up to the redemption date. The Company is generally not limited under the indentures governing the notes in its ability to incur additional indebtedness or required to maintain financial ratios or specified levels of net worth or liquidity. Further, while the indentures governing the notes contain various restrictive covenants, none are expected to impact the Company’s liquidity or capital resources.

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

At January 29, 2017, the Company had outstanding cross currency swap agreements with a combined notional amount of $626 million, accounted for as cash flow hedges, to hedge foreign currency fluctuations on certain intercompany debt. At January 29, 2017, the approximate fair value of these agreements was an asset of $258 million, which is the estimated amount the Company would have received to settle the agreements and is included in Other Assets in the accompanying Consolidated Balance Sheets.
In November 2013, the Company entered into an interest rate swap that expires on September 10, 2018, with a notional amount of $500 million, accounted for as a fair value hedge, that swaps fixed rate interest on the Company’s 2.25% senior notes due September 10, 2018 for variable interest equal to LIBOR plus 88 basis points. At January 29, 2017, the approximate fair value of this agreement was an asset of $3 million, which is the estimated amount the Company would have received to settle the agreement and is included in Other Assets in the accompanying Consolidated Balance Sheets.
Also in November 2013, the Company entered into an interest rate swap that expires on September 15, 2020, with a notional amount of $500 million, accounted for as a fair value hedge, that swaps fixed rate interest on the Company’s 3.95% senior notes due September 15, 2020 for variable interest equal to LIBOR plus 183 basis points. At January 29, 2017, the approximate fair value of this agreement was an asset of $10 million, which is the estimated amount the Company would have received to settle the agreement and is included in Other Assets in the accompanying Consolidated Balance Sheets.
Interest Expense in the accompanying Consolidated Statements of Earnings is net of interest capitalized of $1 million, $2 million and $2 million in fiscal 2016, 2015 and 2014, respectively. Maturities of Long-Term Debt are $542 million for fiscal 2017, $1.2 billion for fiscal 2018, $1.0 billion for fiscal 2019, $573 million for fiscal 2020, $2.4 billion for fiscal 2021 and $17.2 billion thereafter.

5.	ACCELERATED SHARE REPURCHASE AGREEMENTS
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
The following table provides the terms for each of the ASR agreements the Company entered into during the last three fiscal years. Each of these agreements followed the structure outlined above (amounts in millions):

Agreement Date	Settlement Date	Amount	Initial Shares Delivered	Additional Shares Delivered	Total Shares Delivered
Q1 2014	Q1 2014	$950	9.5	2.6	12.1
Q2 2014	Q3 2014	$1,750	16.9	4.5	21.4
Q1 2015	Q1 2015	$850	7.0	0.5	7.5
Q2 2015	Q3 2015	$1,500	12.0	1.3	13.3
Q3 2015	Q4 2015	$1,375	10.1	1.3	11.4
Q4 2015	Q4 2015	$1,500	9.7	1.7	11.4

6.	INCOME TAXES
The components of Earnings before Provision for Income Taxes for fiscal 2016, 2015 and 2014 were as follows (amounts in millions):

	Fiscal Year Ended
	January 29, 2017	January 31, 2016	February 1, 2015
United States	$11,568	$10,207	$9,217
Foreign	923	814	759
Total	$12,491	$11,021	$9,976
The Provision for Income Taxes consisted of the following (amounts in millions):

	Fiscal Year Ended
	January 29, 2017	January 31, 2016	February 1, 2015
Current:
Federal	$3,870	$3,228	$2,884
State	462	466	373
Foreign	315	296	258
	4,647	3,990	3,515
Deferred:
Federal	(102)	21	127
State	13	10	(11)
Foreign	(24)	(9)	—
	(113)	22	116
Total	$4,534	$4,012	$3,631
The Company’s combined federal, state and foreign effective tax rates for fiscal 2016, 2015 and 2014 were approximately 36.3%, 36.4% and 36.4%, respectively.
The reconciliation of the Provision for Income Taxes at the federal statutory rate of 35% to the actual tax expense for the applicable fiscal years was as follows (amounts in millions):

	Fiscal Year Ended
	January 29, 2017	January 31, 2016	February 1, 2015
Income taxes at federal statutory rate	$4,372	$3,857	$3,492
State income taxes, net of federal income tax benefit	309	309	235
Other, net	(147)	(154)	(96)
Total	$4,534	$4,012	$3,631

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of January 29, 2017 and January 31, 2016 were as follows (amounts in millions):

	January 29, 2017	January 31, 2016
Assets:
Deferred compensation	$284	$269
Accrued self-insurance liabilities	440	433
State income taxes	152	140
Non-deductible reserves	328	315
Net operating losses	33	58
Other	268	267
Total Deferred Tax Assets	1,505	1,482
Valuation Allowance	(3)	(3)
Total Deferred Tax Assets after Valuation Allowance	1,502	1,479

Liabilities:
Inventories	(64)	(129)
Property and equipment	(1,128)	(1,165)
Goodwill and other intangibles	(368)	(368)
Other	(147)	(116)
Total Deferred Tax Liabilities	(1,707)	(1,778)
Net Deferred Tax Liabilities	$(205)	$(299)
Noncurrent deferred tax assets and noncurrent deferred tax liabilities are netted by tax jurisdiction, and are included in the accompanying Consolidated Balance Sheets as follows (amounts in millions):

	January 29, 2017	January 31, 2016
Other Assets	$91	$80
Deferred Income Taxes	(296)	(379)
Net Deferred Tax Liabilities	$(205)	$(299)
The Company believes that the realization of the deferred tax assets is more likely than not, based upon the expectation that it will generate the necessary taxable income in future periods, and except for certain net operating losses discussed below, no valuation reserves have been provided.
At January 29, 2017, the Company had federal, state and foreign net operating loss carryforwards available to reduce future taxable income, expiring at various dates beginning in 2017 to 2036. Management has concluded that it is more likely than not that the tax benefits related to the federal and state net operating losses will be realized. However, it is unlikely that the Company will be able to utilize certain foreign net operating losses. Therefore, a valuation allowance has been provided to reduce the deferred tax asset related to foreign net operating losses to an amount that is more likely than not to be realized. Total valuation allowances related to foreign net operating losses at January 29, 2017 and January 31, 2016 were $3 million and $3 million, respectively.
The Company has not provided for deferred income taxes on approximately $4.2 billion of undistributed earnings of international subsidiaries because of its intention to indefinitely reinvest these earnings outside the U.S. The determination of the amount of the unrecognized deferred income tax liability related to the undistributed earnings is not practicable; however, unrecognized foreign income tax credits would be available to reduce a portion of this liability.
The Company’s income tax returns are routinely examined by domestic and foreign tax authorities. For fiscal years 2005 through 2009, a transfer pricing issue remains open pending negotiations between the U.S. and Mexican tax authorities. The Company’s U.S. federal tax returns for fiscal years 2010 through 2012 are currently under examination by the IRS. During fiscal 2016, the IRS issued a proposed adjustment relating to the Company’s transfer pricing between its entities in the U.S.

and China for fiscal years 2010 through 2012. The Company intends to defend its position using all available remedies including bi-lateral relief. There are also ongoing U.S. state and local and other foreign audits covering fiscal years 2005 through 2014. The Company does not expect the results from any ongoing income tax audit to have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.
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
Reconciliations of the beginning and ending amount of gross unrecognized tax benefits for fiscal 2016, 2015 and 2014 were as follows (amounts in millions):

	January 29, 2017	January 31, 2016	February 1, 2015
Unrecognized tax benefits balance at beginning of fiscal year	$689	$765	$790
Additions based on tax positions related to the current year	147	169	179
Additions for tax positions of prior years	14	126	34
Reductions for tax positions of prior years	(161)	(350)	(212)
Reductions due to settlements	(16)	(14)	(7)
Reductions due to lapse of statute of limitations	(14)	(7)	(19)
Unrecognized tax benefits balance at end of fiscal year	$659	$689	$765
The amount of unrecognized tax benefits that if recognized would affect the annual effective income tax rate on Net Earnings was $382 million, $382 million and $318 million as of January 29, 2017, January 31, 2016 and February 1, 2015, respectively.
Net adjustments to accruals for interest and penalties associated with uncertain tax positions resulted in expenses of $20 million, $5 million and $2 million in fiscal 2016, 2015 and 2014, respectively. Total accrued interest and penalties as of January 29, 2017 and January 31, 2016 were $109 million and $89 million, respectively. Interest and penalties are included in Interest Expense and SG&A, respectively, in the accompanying Consolidated Statements of Earnings.

7.	EMPLOYEE STOCK PLANS
The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan ("2005 Plan") and The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan ("1997 Plan" and collectively with the 2005 Plan, the "Plans") provide that incentive and non-qualified stock options, stock appreciation rights, restricted stock, performance shares, performance units and deferred shares may be issued to selected associates, officers and directors of the Company. Under the 2005 Plan, the maximum number of shares of the Company’s common stock authorized for issuance is 255 million shares, with any award other than a stock option or stock appreciation right reducing the number of shares available for issuance by 2.11 shares. As of January 29, 2017, there were 133 million shares available for future grants under the 2005 Plan. No additional equity awards could be issued from the 1997 Plan after the adoption of the 2005 Plan on May 26, 2005.
Under the terms of the Plans, incentive stock options and non-qualified stock options must have an exercise price at or above the fair market value of the Company’s stock on the date of the grant. Typically, incentive stock options and non-qualified stock options vest at the rate of 25% per year commencing on the first or second anniversary date of the grant and expire on the tenth anniversary date of the grant. Additionally, certain stock options may become non-forfeitable upon the associate reaching age 60, provided the associate has had five years of continuous service. The Company recognized $26 million, $26 million and $23 million of stock-based compensation expense in fiscal 2016, 2015 and 2014, respectively, related to stock options.
Restrictions on the restricted stock issued under the Plans generally lapse according to one of the following schedules: (1) the restrictions on the restricted stock lapse over various periods up to five years, (2) the restrictions on 25% of the restricted stock lapse upon the third and sixth anniversaries of the date of issuance with the remaining 50% of the restricted stock lapsing upon the associate’s attainment of age 62, or (3) the restrictions on 25% of the restricted stock lapse upon the third and sixth anniversaries of the date of issuance with the remaining 50% of the restricted stock lapsing upon the earlier of the associate’s attainment of age 60 or the tenth anniversary of the grant date. The Company has also granted performance shares under the Plans, the payout of which is dependent on the Company’s performance against target average return on invested capital and operating profit over a three-year performance cycle. Additionally, certain awards may become non-forfeitable upon the associate’s attainment of age 60, provided the associate has had five years of continuous service. The fair value of the restricted stock and performance shares is expensed over the period during which the restrictions lapse. The Company recorded stock-based compensation expense related to restricted stock and performance shares of $199 million, $180 million and $168 million in fiscal 2016, 2015 and 2014, respectively.
In fiscal 2016, 2015 and 2014, there were an aggregate of 139 thousand, 152 thousand and 206 thousand deferred shares, respectively, granted under the Plans. For associates, each deferred share entitles the individual to one share of common stock to be received up to five years after the grant date of the deferred shares, subject to certain deferral rights of the associate. Additionally, certain awards may become non-forfeitable upon the associate reaching age 60, provided the associate has had five years of continuous service. The Company recorded stock-based compensation expense related to deferred shares of $16 million, $15 million and $14 million in fiscal 2016, 2015 and 2014, respectively.
The Company maintains two Employee Stock Purchase Plans ("ESPPs") (U.S. and non-U.S. plans). The plan for U.S. associates is a tax-qualified plan under Section 423 of the Internal Revenue Code. The non-U.S. plan is not a Section 423 plan. As of January 29, 2017, there were 21 million shares available under the plan for U.S associates and 19 million shares available under the non-U.S. plan. The purchase price of shares under the ESPPs is equal to 85% of the stock’s fair market value on the last day of the purchase period, which is a six-month period ending on December 31 and June 30 of each year. During fiscal 2016, there were 1 million shares purchased under the ESPPs at an average price of $111.14. Under the outstanding ESPPs as of January 29, 2017, employees have contributed $15 million to purchase shares at 85% of the stock’s fair market value on the last day (June 30, 2017) of the current purchase period. The Company recognized $26 million, $23 million and $20 million of stock-based compensation expense in fiscal 2016, 2015 and 2014, respectively, related to the ESPPs.
In total, the Company recorded stock-based compensation expense, including the expense of stock options, restricted stock, performance shares, deferred shares and ESPP shares, of $267 million, $244 million and $225 million, in fiscal 2016, 2015 and 2014, respectively.

The following table summarizes stock options outstanding at January 29, 2017 and changes during fiscal 2016 (shares in thousands):

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 31, 2016	9,466	$59.97
Granted	1,121	130.10
Exercised	(1,616)	44.94
Canceled	(251)	97.32
Outstanding at January 29, 2017	8,720	$70.69
The total intrinsic value of stock options exercised was $140 million, $206 million and $234 million in fiscal 2016, 2015 and 2014, respectively. As of January 29, 2017, there were approximately 9 million stock options outstanding with a weighted average remaining life of six years and an intrinsic value of $590 million. As of January 29, 2017, there were approximately 4 million stock options exercisable with a weighted average exercise price of $43.68, a weighted average remaining life of four years, and an intrinsic value of $407 million. As of January 29, 2017, there were approximately 7 million stock options vested or expected to ultimately vest. As of January 29, 2017, there was $30 million of unamortized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted average period of two years.
The following table summarizes restricted stock and performance shares outstanding at January 29, 2017 and changes during fiscal 2016 (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2016	6,687	$80.90
Granted	1,942	126.91
Restrictions lapsed	(2,727)	65.56
Canceled	(450)	99.81
Outstanding at January 29, 2017	5,452	$103.41
As of January 29, 2017, there was $327 million of unamortized stock-based compensation expense related to restricted stock and performance shares, which is expected to be recognized over a weighted average period of two years. The total fair value of restricted stock and performance shares vesting during fiscal 2016, 2015 and 2014 was $354 million, $382 million and $334 million, respectively.

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
The Company’s contributions to the Benefit Plans and the restoration plan were $195 million, $186 million and $182 million for fiscal 2016, 2015 and 2014, respectively. At January 29, 2017, the Benefit Plans and the restoration plan held a total of 8 million shares of the Company’s common stock in trust for plan participants.

9.	INTERLINE ACQUISITION
On August 24, 2015, the Company completed its acquisition of Interline, which established a platform in the maintenance, repair and operations ("MRO") market. The aggregate purchase price of this acquisition was $1.7 billion. A portion of the purchase price was used for the repayment of substantially all of Interline’s existing indebtedness. The acquisition was accounted for in accordance with FASB ASC 805 "Business Combinations" and, accordingly, Interline’s results of operations have been consolidated in the Company’s financial statements since the date of acquisition. Acquisition-related costs were expensed as incurred and were not material. Pro forma results of operations would not be materially different as a result of the acquisition and therefore are not presented.
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

10.	INVESTMENT IN HD SUPPLY HOLDINGS, INC.
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

During the second quarter of fiscal 2015, the remaining Principal Shareholder elected to sell shares of HD Supply common stock in a secondary public offering, and the Company again exercised its rights under the Registration Rights Agreement to include its shares in this offering. As a result, the Company sold its remaining 4.1 million shares of HD Supply common stock in fiscal 2015, for which it received $144 million of proceeds and recognized a corresponding gain in fiscal 2015. The total pretax gain of $144 million is included in Interest and Investment Income in the accompanying Consolidated Statements of Earnings for fiscal 2015.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The assets and liabilities of the Company that are measured at fair value on a recurring basis as of January 29, 2017 and January 31, 2016 were as follows (amounts in millions):

	Fair Value at January 29, 2017 Using			Fair Value at January 31, 2016 Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative agreements - assets	$—	$271	$—	$—	$213	$—
Derivative agreements - liabilities	—	—	—	—	(82)	—
Total	$—	$271	$—	$—	$131	$—
The Company uses derivative financial instruments from time to time in the management of its interest rate exposure on long-term debt and its exposure on foreign currency fluctuations. The fair value of the Company’s derivative financial instruments was measured using level 2 inputs. The Company’s derivative agreements are discussed further in Note 4.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Long-lived assets, goodwill and other intangible assets were analyzed for impairment on a nonrecurring basis using fair value measurements with unobservable inputs (level 3). Impairment charges related to long-lived assets, goodwill and other intangible assets in fiscal 2016 and 2015 were not material, as further discussed in Note 1 under the captions "Impairment of Long-Lived Assets" and "Goodwill and Other Intangible Assets", respectively.
The estimated fair values of the assets acquired and liabilities assumed for Interline, which was acquired in the third quarter of fiscal 2015, were measured using unobservable inputs (level 3). See Note 9 for further discussion of the Interline acquisition.
The aggregate fair value of the Company’s senior notes, based on quoted market prices, was $23.6 billion and $21.8 billion at January 29, 2017 and January 31, 2016, respectively, compared to a carrying value of $22.0 billion and $20.1 billion at January 29, 2017 and January 31, 2016, respectively.

12.	BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES
The reconciliation of basic to diluted weighted average common shares for fiscal 2016, 2015 and 2014 was as follows (amounts in millions):

	Fiscal Year Ended
	January 29, 2017	January 31, 2016	February 1, 2015
Weighted average common shares	1,229	1,277	1,338
Effect of potentially dilutive securities:
Stock plans	5	6	8
Diluted weighted average common shares	1,234	1,283	1,346
Stock plans consist of shares granted under the Company’s employee stock plans as described in Note 7. Options to purchase 1 million, 1 million and 1 million shares of common stock at January 29, 2017, January 31, 2016 and February 1, 2015, respectively, were excluded from the computation of Diluted Earnings per Share because their effect would have been anti-dilutive.

13.	COMMITMENTS AND CONTINGENCIES
At January 29, 2017, the Company was contingently liable for approximately $473 million under outstanding letters of credit and open accounts issued for certain business transactions, including insurance programs, trade contracts and construction contracts. The Company’s letters of credit are primarily performance-based and are not based on changes in variable components, a liability or an equity security of the other party.
In addition to the Data Breach described below, the Company is involved in litigation arising from the normal course of business. In management’s opinion, this litigation is not expected to have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.
Data Breach
As previously reported, in the third quarter of fiscal 2014, the Company confirmed that its payment data systems were breached, which potentially impacted customers who used payment cards at self-checkout systems in the Company’s U.S. and Canadian stores (the "Data Breach"). The Data Breach resulted in a number of claims against the Company, the majority of which have been finally or preliminarily resolved, as follows.
Payment Card Networks. The four major payment card networks made claims against the Company for costs that they assert they or their issuing banks incurred in connection with the Data Breach. The Company entered into settlement agreements with all four networks in fiscal 2015.
Customer Class Actions. A number of putative class actions were filed in the U.S. and Canada on behalf of customers allegedly harmed by the Data Breach. In the third quarter of fiscal 2016, the respective courts approved settlement agreements that resolved and dismissed all of these claims.
Financial Institution Class Actions. A number of putative class actions were filed in the U.S. on behalf of financial institutions allegedly harmed by the Data Breach. In the first quarter of fiscal 2017, the Company agreed to settlement terms that, upon approval of the court, will resolve and dismiss the claims asserted in those actions.
The Company previously recorded accruals for estimated probable losses in connection with the matters described above. While the Company’s estimates may change as new information becomes available, it does not believe any adjustments to the accruals will be material.
Pending Matters. Two purported shareholder derivative actions, which were consolidated into a single complaint, were filed against the Company, as a nominal defendant, and certain present and former members of the Company’s Board of Directors and executive officers. In the fourth quarter of fiscal 2016, the court granted the defendants’ motion to dismiss the complaint. The shareholders appealed the dismissal to the Eleventh Circuit Court of Appeals. In addition, a group of State Attorneys General is investigating events related to the Data Breach, including how it occurred, its consequences and the Company’s responses. The Company is cooperating in this investigation.
While losses from these pending matters are reasonably possible, the Company is not able to estimate the costs, or range of costs, related to these matters. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. The Company does not believe that the ultimate amount paid on these pending matters will have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows in future periods.
Expenses Incurred and Amounts Accrued
In fiscal 2016, the Company recorded $37 million of pretax expenses related to the Data Breach. The Company did not record any related expected insurance proceeds in fiscal 2016. Since the Data Breach occurred, the Company has recorded $298 million of pretax gross expenses related to the Data Breach, partially offset by $100 million of expected insurance proceeds, for pretax net expenses of $198 million. These expenses include costs to investigate and respond to the Data Breach and pay legal and other professional services, all of which were expensed as incurred. Expenses also include the accruals for estimated probable losses that the Company has incurred or expects to incur in connection with the Data Breach as of the end of fiscal 2016. These expenses are included in SG&A expenses in the accompanying Consolidated Statements of Earnings.
At January 29, 2017, accrued liabilities and insurance receivable related to the Data Breach consisted of the following (amounts in millions):

	Accrued Liabilities	Insurance Receivable
(Expenses incurred) insurance receivable recorded in fiscal 2014	$(63)	$30
Payments made (received) in fiscal 2014	51	(10)
Balance at February 1, 2015	(12)	20
(Expenses incurred) insurance receivable recorded in fiscal 2015	(198)	70
Payments made (received) in fiscal 2015	176	(20)
Balance at January 31, 2016	(34)	70
(Expenses incurred) insurance receivable recorded in fiscal 2016	(37)	—
Payments made (received) in fiscal 2016	39	(50)
Balance at January 29, 2017	$(32)	$20
Future Costs
The Company also expects to incur additional legal and other professional services expenses associated with the Data Breach in future periods and will recognize these expenses as services are received. The Company does not believe that the ultimate amount paid for these services will have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows in future periods.
Insurance Coverage
The Company maintained $100 million of network security and privacy liability insurance coverage in fiscal 2014, above a $7.5 million deductible, to limit the Company’s exposure to losses such as those related to the Data Breach. As of January 29, 2017, the Company had received initial payments totaling $80 million of insurance reimbursements under the fiscal 2014 policy, and expects to receive additional payments. The Company maintained $100 million of network security and privacy liability insurance coverage in fiscal 2015 and 2016, above a $10 million deductible, to limit the Company’s exposure to similar losses. In the first quarter of fiscal 2017, the Company entered into a new policy, with $100 million of network security and privacy liability insurance coverage above a $10 million deductible, to limit the Company’s exposure to similar losses.

14.	QUARTERLY FINANCIAL DATA (UNAUDITED)
The following is a summary of the quarterly consolidated results of operations for the fiscal years ended January 29, 2017 and January 31, 2016 (amounts in millions, except per share data):

	Net Sales	Gross Profit	Net Earnings	Basic Earnings per Share	Diluted Earnings per Share
Fiscal Year Ended January 29, 2017:
First Quarter	$22,762	$7,791	$1,803	$1.45	$1.44
Second Quarter	26,472	8,927	2,441	1.98	1.97
Third Quarter	23,154	8,042	1,969	1.61	1.60
Fourth Quarter	22,207	7,553	1,744	1.45	1.44
Fiscal Year	$94,595	$32,313	$7,957	$6.47	$6.45
Fiscal Year Ended January 31, 2016:
First Quarter	$20,891	$7,179	$1,579	$1.22	$1.21
Second Quarter	24,829	8,365	2,234	1.74	1.73
Third Quarter	21,819	7,565	1,725	1.36	1.35
Fourth Quarter	20,980	7,156	1,471	1.17	1.17
Fiscal Year	$88,519	$30,265	$7,009	$5.49	$5.46
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
There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended January 29, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item, other than the information regarding the executive officers of the Company set forth below, is incorporated by reference to the sections entitled "Election of Directors", "Corporate Governance", "General" and "Audit Committee Report" in the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders (the "Proxy Statement").
Executive officers of the Company are appointed by, and serve at the pleasure of, the Board of Directors. The current executive officers of the Company are as follows:
ANN-MARIE CAMPBELL, age 51, has been Executive Vice President – U.S. Stores since February 2016. From January 2009 to February 2016, she served as Division President of the Southern Division, and from December 2005 to January 2009, she served as Vice President – Vendor Services. Ms. Campbell began her career with The Home Depot in 1985 as a cashier and has held roles of increasing responsibility since she joined the Company, including vice president roles in the Company’s operations, merchandising and marketing departments. She serves as a director of Potbelly Corporation, a chain of neighborhood sandwich shops.
MATTHEW A. CAREY, age 52, has been Executive Vice President and Chief Information Officer since September 2008. From January 2006 through August 2008, he served as Senior Vice President and Chief Technology Officer at eBay Inc., an online commerce platform. Mr. Carey was previously with Wal-Mart Stores, Inc., a general merchandise retailer, from June 1985 to December 2005. His final position with Wal-Mart was Senior Vice President and Chief Technology Officer.
TIMOTHY M. CROW, age 61, has been Executive Vice President – Human Resources since February 2007. From March 2005 through February 2007, he served as Senior Vice President – Human Resources, Organization, Talent and Performance Systems, and he served as Vice President – Human Resources, Performance Systems from May 2002 through March 2005. Mr. Crow previously served as Senior Vice President – Human Resources of Kmart Corporation, a general merchandise retailer, from May 1999 through May 2002.
EDWARD P. DECKER, age 54, has been Executive Vice President – Merchandising since August 2014. From October 2006 through July 2014, he served as Senior Vice President – Retail Finance, Pricing Analytics and Assortment Planning. Mr. Decker joined The Home Depot in 2000 and held various strategic planning roles, including serving as Vice President –Strategic Business Development from November 2002 to April 2006 and Senior Vice President – Strategic Business and Asset Development from April 2006 to September 2006. Prior to joining the Company, Mr. Decker held various positions in strategic planning, business development, finance and treasury at Kimberly-Clark Corp. and Scott Paper Co., both of which are consumer products companies.
MARK Q. HOLIFIELD, age 60, has been Executive Vice President – Supply Chain and Product Development since February 2014. From July 2006 through February 2014, he served as Senior Vice President – Supply Chain. Mr. Holifield was previously with Office Depot, Inc., an office products and services company, from 1994 through July 2006, where he served in variety of supply chain positions, including Executive Vice President of Supply Chain Management.
WILLIAM G. LENNIE, age 61, has been Executive Vice President – Outside Sales & Service since August 2015. From March 2011 through January 2016, he served as President of The Home Depot Canada, and he served as Senior Vice President – International Merchandising, Private Brands and Global Sourcing from March 2009 through March 2011. Mr. Lennie originally joined the Company in 1992 and held roles of increasing responsibility in the Company’s merchandising department. In 2006, Mr. Lennie left the Company to be Senior Vice President of Merchandising, Hardlines for Dick’s Sporting Goods, Inc., a sporting goods retailer, before re-joining The Home Depot in 2009.
CRAIG A. MENEAR, age 59, has been our Chief Executive Officer and President since November 2014 and our Chairman since February 2015. He previously served as our President, U.S. Retail from February 2014 to October 2014. From April 2007 through February 2014, he served as Executive Vice President – Merchandising, and from August 2003 through April 2007, he served as Senior Vice President – Merchandising. From 1997 through August 2003, Mr. Menear served in various management and vice president level positions in the Company’s merchandising department, including Merchandising Vice President of Hardware, Merchandising Vice President of the Southwest Division, and Divisional Merchandise Manager of the Southwest Division.

TERESA WYNN ROSEBOROUGH, age 58, has been Executive Vice President, General Counsel and Corporate Secretary since November 2011. From April 2006 through November 2011, Ms. Roseborough served in several legal positions with MetLife, Inc., a provider of insurance and other financial services, including Senior Chief Counsel – Compliance & Litigation and most recently as Deputy General Counsel. Prior to joining MetLife, Ms. Roseborough was a partner with the law firm Sutherland Asbill & Brennan LLP from February 1996 through March 2006 and a Deputy Assistant Attorney General in the Office of Legal Counsel of the United States Department of Justice from January 1994 through February 1996. Ms. Roseborough serves as a director of The Hartford Financial Services Group, Inc., an investment and insurance company.
CAROL B. TOMÉ, age 60, has been Chief Financial Officer since May 2001 and Executive Vice President – Corporate Services since January 2007. Prior thereto, Ms. Tomé served as Senior Vice President – Finance and Accounting/Treasurer from February 2000 through May 2001 and as Vice President and Treasurer from 1995 through February 2000. From 1992 until 1995, when she joined the Company, Ms. Tomé was Vice President and Treasurer of Riverwood International Corporation, a provider of paperboard packaging. Ms. Tomé serves as a director of United Parcel Service, Inc., a package delivery company.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.
(a)(1)  Financial Statements
The following financial statements are set forth in Item 8 hereof:

—	Management’s Responsibility for Financial Statements and Management’s Report on Internal Control Over Financial Reporting; and

—	Reports of Independent Registered Public Accounting Firm.

—	Consolidated Balance Sheets as of January 29, 2017 and January 31, 2016;

—	Consolidated Statements of Earnings for the fiscal years ended January 29, 2017, January 31, 2016 and February 1, 2015;

—	Consolidated Statements of Comprehensive Income for the fiscal years ended January 29, 2017, January 31, 2016 and February 1, 2015;

—	Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 29, 2017, January 31, 2016 and February 1, 2015;

—	Consolidated Statements of Cash Flows for the fiscal years ended January 29, 2017, January 31, 2016 and February 1, 2015;

—	Notes to Consolidated Financial Statements;
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

*3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q for the fiscal quarter ended July 31, 2011, Exhibit 3.1]

*3.2	By-Laws of The Home Depot, Inc. (Amended and Restated Effective March 3, 2016) [Form 8-K filed on March 8, 2016, Exhibit 3.2]

*4.1	Indenture, dated as of May 4, 2005, between The Home Depot, Inc. and The Bank of New York Trust Company, N.A., as Trustee. [Form S-3 (File No. 333-124699) filed May 6, 2005, Exhibit 4.1]

*4.2	Indenture, dated as of August 24, 2012 between The Home Depot, Inc. and Deutsche Bank Trust Company Americas, as Trustee. [Form S-3 (File No. 333-183621) filed August 29, 2012, Exhibit 4.3]

*4.3	Form of 5.40% Senior Note due March 1, 2016. [Form 8-K filed March 23, 2006, Exhibit 4.2]

*4.4	Form of 5.875% Senior Note due December 16, 2036. [Form 8-K filed December 19, 2006, Exhibit 4.3]

*4.5	Form of 3.95% Senior Note due September 15, 2020. [Form 8-K filed September 10, 2010, Exhibit 4.1]

*4.6	Form of 5.40% Senior Note due September 15, 2040. [Form 8-K filed September 10, 2010, Exhibit 4.2]

*4.7	Form of 4.40% Senior Note due April 1, 2021. [Form 8-K filed March 31, 2011, Exhibit 4.1]

*4.8	Form of 5.95% Senior Note due April 1, 2041. [Form 8-K filed March 31, 2011, Exhibit 4.2]

*4.9	Form of 2.70% Senior Note due April 1, 2023. [Form 8-K filed April 5, 2013, Exhibit 4.2]

*4.10	Form of 4.20% Senior Note due April 1, 2043. [Form 8-K filed April 5, 2013, Exhibit 4.3]

*4.11	Form of 2.25% Senior Note due September 10, 2018. [Form 8-K filed September 10, 2013, Exhibit 4.2]

*4.12	Form of 3.75% Senior Note due February 15, 2024. [Form 8-K filed September 10, 2013, Exhibit 4.3]

*4.13	Form of 4.875% Senior Note due February 15, 2044. [Form 8-K filed September 10, 2013, Exhibit 4.4]

*4.14	Form of 2.00% Senior Note due June 15, 2019. [Form 8-K filed June 12, 2014, Exhibit 4.2]

*4.15	Form of 4.40% Senior Note due March 15, 2045. [Form 8-K filed June 12, 2014, Exhibit 4.3]

*4.16	Form of 2.625% Senior Notes due June 1, 2022. [Form 8-K filed June 2, 2015, Exhibit 4.2]

*4.17	Form of 4.250% Senior Notes due April 1, 2046. [Form 8-K filed June 2, 2015, Exhibit 4.3]

*4.18	Form of Floating Rate Notes due September 15, 2017. [Form 8-K filed September 15, 2015, Exhibit 4.2]

*4.19	Form of 3.35% Notes due September 15, 2025. [Form 8-K filed September 15, 2015, Exhibit 4.3]

*4.20	Form of 2.000% Senior Notes due April 1, 2021. [Form 8-K filed February 12, 2016, Exhibit 4.2]

*4.21	Form of 3.000% Senior Notes due April 1, 2026. [Form 8-K filed February 12, 2016, Exhibit 4.3]

*4.22	Form of 4.250% Senior Notes due April 1, 2046. [Form 8-K filed February 12, 2016, Exhibit 4.4]

*4.23	Form of 2.125% Senior Notes due September 15, 2026. [Form 8-K filed September 15, 2016, Exhibit 4.2]

*4.24	Form of 3.500% Senior Notes due September 15, 2056. [Form 8-K filed September 15, 2016, Exhibit 4.3]

*10.1†	The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan. [Form 10-Q for the fiscal quarter ended August 4, 2002, Exhibit 10.1]

*10.2†	Form of Executive Employment Death Benefit Agreement. [Form 10-K for the fiscal year ended February 3, 2013, Exhibit 10.2]

*10.3†	The Home Depot Deferred Compensation Plan for Officers (As Amended and Restated Effective January 1, 2008). [Form 8-K filed on August 20, 2007, Exhibit 10.1]

*10.4†	Amendment No. 1 to The Home Depot Deferred Compensation Plan for Officers (As Amended and Restated Effective January 1, 2008). [Form 10-K for the fiscal year ended January 31, 2010, Exhibit 10.4]

*10.5†	The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan. [Form 10-Q for the fiscal quarter ended May 5, 2013, Exhibit 10.1]

*10.6†
Amendment No. 1 to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan and The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan. [Form 10-K for the fiscal year ended January 31, 2010, Exhibit 10.6]

*10.7†	The Home Depot FutureBuilder Restoration Plan. [Form 8-K filed on August 20, 2007, Exhibit 10.2]

*10.8†	Amendment No. 1 to The Home Depot FutureBuilder Restoration Plan. [Form 10-K for the fiscal year ended February 2, 2014, Exhibit 10.8]

*10.9†	The Home Depot, Inc. Non-Employee Directors’ Deferred Stock Compensation Plan. [Form 8-K filed on August 20, 2007, Exhibit 10.3]

*10.10†	The Home Depot, Inc. Amended and Restated Management Incentive Plan (Effective November 21, 2013). [Form 10-K for the fiscal year ended February 2, 2014, Exhibit 10.10]

*10.11†	The Home Depot, Inc. Amended and Restated Employee Stock Purchase Plan, as amended and restated effective July 1, 2012. [Form 10-Q for the fiscal quarter ended April 29, 2012, Exhibit 10.1]

*10.12†	Form of Executive Officer Restricted Stock Award Pursuant to The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan. [Form 10-Q for the fiscal quarter ended October 31, 2004, Exhibit 10.1]

*10.13†	Form of Nonqualified Stock Option Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 27, 2007, Exhibit 10.6]

*10.14†	Form of Executive Officer Nonqualified Stock Option Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 13, 2009, Exhibit 10.4]

*10.15†	Form of Deferred Share Award (Non-Employee Director) Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on November 15, 2007, Exhibit 10.1]

*10.16†	Form of Equity Award Terms and Conditions Agreement Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 2, 2011, Exhibit 10.1]

*10.17†
Form of Executive Officer Equity Award Terms and Conditions Agreement Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 6, 2013, Exhibit 10.1]

*10.18†
Form of Executive Officer Equity Award Agreement (Nonqualified Stock Option) Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 8, 2016, Exhibit 10.1]

*10.19†
Form of Executive Officer Equity Award Agreement (Performance Based Restricted Stock) Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 8, 2016, Exhibit 10.2]

*10.20†
Form of Executive Officer Equity Award Agreement (Performance Shares) Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan. [Form 8-K filed on March 8, 2016, Exhibit 10.3]

10.21†	Form of Deferred Share Award (Non-Employee Director) Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan.

*10.22†	Employment Arrangement between Craig A. Menear and The Home Depot, Inc., dated October 16, 2014. [Form 10-Q for the fiscal quarter ended November 2, 2014, Exhibit 10.2]

*10.23†	Employment Arrangement between Carol B. Tomé and The Home Depot, Inc., dated January 22, 2007. [Form 8- K/A filed on January 24, 2007, Exhibit 10.2]

*10.24†	Code Section 409A Amendment to Employment Arrangement between Carol B. Tomé and The Home Depot, Inc., dated December 21, 2012. [Form 10-K for the fiscal year ended February 3, 2013, Exhibit 10.22]

*10.25†	Employment Arrangement between Matthew A. Carey and The Home Depot, Inc., dated August 22, 2008, as amended on September 3, 2008. [Form 10-K for the fiscal year ended January 30, 2011, Exhibit 10.36]

*10.26†	Employment Arrangement between Mark Q. Holifield and The Home Depot, Inc., dated February 27, 2014. [Form 10-K for the fiscal year ended February 1, 2015, Exhibit 10.30]

*10.27†	Employment Arrangement between Timothy M. Crow and The Home Depot, Inc., dated February 22, 2007. [Form 10-K for the fiscal year ended February 1, 2015, Exhibit 10.31]

*10.28†	Separation Agreement & Release between Marc D. Powers and The Home Depot, Inc., dated January 28, 2016. [Form 10-K for the fiscal year ended January 31, 2016, Exhibit 10.35]

10.29†	Employment Arrangement between Ann-Marie Campbell and The Home Depot, Inc., dated January 12, 2016.

12	Statement of Computation of Ratio of Earnings to Fixed Charges.

21	List of Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1‡	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Annual Report on Form 10-K for the fiscal year ended January 29, 2017, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

—————

†	Management contract or compensatory plan or arrangement.

‡	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of the SEC’s Regulation S-K.

Item 16. Form 10-K Summary.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HOME DEPOT, INC. (Registrant)

By:	/s/ CRAIG A. MENEAR
(Craig A. Menear, Chairman, Chief Executive Officer and President)

Date:	March 22, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CRAIG A. MENEAR	Chairman, Chief Executive Officer and President (Principal Executive Officer)	March 22, 2017
(Craig A. Menear)

/s/ CAROL B. TOMÉ	Chief Financial Officer and Executive Vice President – Corporate Services (Principal Financial Officer and Principal Accounting Officer)	March 22, 2017
(Carol B. Tomé)

/s/ GERARD J. ARPEY	Director	March 22, 2017
Gerard J. Arpey

/s/ ARI BOUSBIB	Director	March 22, 2017
(Ari Bousbib)

/s/ JEFFERY H. BOYD	Director	March 22, 2017
(Jeffery H. Boyd)

/s/ GREGORY D. BRENNEMAN	Director	March 22, 2017
(Gregory D. Brenneman)

/s/ J. FRANK BROWN	Director	March 22, 2017
(J. Frank Brown)

/s/ ALBERT P. CAREY	Director	March 22, 2017
(Albert P. Carey)

/s/ ARMANDO CODINA	Director	March 22, 2017
(Armando Codina)

/s/ HELENA B. FOULKES	Director	March 22, 2017
(Helena B. Foulkes)

/s/ LINDA R. GOODEN	Director	March 22, 2017
(Linda R. Gooden)

/s/ WAYNE M. HEWETT	Director	March 22, 2017
(Wayne M. Hewett)

/s/ KAREN L. KATEN	Director	March 22, 2017
(Karen L. Katen)

/s/ MARK VADON	Director	March 22, 2017
(Mark Vadon)

Five-Year Summary of Financial and Operating Results
The Home Depot, Inc. and Subsidiaries

amounts in millions, except where noted	2016	2015	2014	2013	2012(1)
STATEMENT OF EARNINGS DATA
Net sales	$94,595	$88,519	$83,176	$78,812	$74,754
Net sales increase (%)	6.9	6.4	5.5	5.4	6.2
Earnings before provision for income taxes	12,491	11,021	9,976	8,467	7,221
Net earnings	7,957	7,009	6,345	5,385	4,535
Net earnings increase (%)	13.5	10.5	17.8	18.7	16.8
Diluted earnings per share ($)	6.45	5.46	4.71	3.76	3.00
Diluted earnings per share increase (%)	18.1	15.9	25.3	25.3	21.5
Diluted weighted average number of common shares	1,234	1,283	1,346	1,434	1,511
Gross margin – % of sales	34.2	34.2	34.1	34.2	34.0
Total operating expenses – % of sales	20.0	20.9	21.5	22.5	23.6
Interest and other, net – % of sales	1.0	0.9	0.6	0.9	0.7
Earnings before provision for income taxes – % of sales	13.2	12.5	12.0	10.7	9.7
Net earnings – % of sales	8.4	7.9	7.6	6.8	6.1
BALANCE SHEET DATA AND FINANCIAL RATIOS
Total assets(2)	$42,966	$41,973	$39,449	$39,996	$40,754
Working capital(2)	3,591	3,960	3,589	4,050	3,598
Merchandise inventories	12,549	11,809	11,079	11,057	10,710
Net property and equipment	21,914	22,191	22,720	23,348	24,069
Long-term debt(2)	22,349	20,789	16,786	14,615	9,429
Stockholders’ equity	4,333	6,316	9,322	12,522	17,777
Long-term debt-to-equity (%)(2)	515.8	329.1	180.1	116.7	53.0
Total debt-to-equity (%)(2)	544.7	335.9	183.6	117.0	60.5
Current ratio(2)	1.25:1	1.32:1	1.32:1	1.38:1	1.31:1
Inventory turnover	4.9x	4.9x	4.7x	4.6x	4.5x
Return on invested capital (%)(2)	31.4	28.1	25.0	20.9	17.1
STATEMENT OF CASH FLOWS DATA
Depreciation and amortization	$1,973	$1,863	$1,786	$1,757	$1,684
Capital expenditures	1,621	1,503	1,442	1,389	1,312
Cash dividends per share ($)	2.76	2.36	1.88	1.56	1.16
STORE DATA
Number of stores	2,278	2,274	2,269	2,263	2,256
Square footage at fiscal year-end	237	237	236	236	235
Average square footage per store (in thousands)	104	104	104	104	104
STORE SALES AND OTHER DATA
Comparable store sales increase (%)(3)(4)	5.6	5.6	5.3	6.8	4.6
Sales per square foot ($)(4)	391	371	352	334	319
Number of customer transactions(4)	1,544	1,501	1,442	1,391	1,364
Average ticket ($)(4)	60.35	58.77	57.87	56.78	54.89
Number of associates at fiscal year-end (in thousands)	406	385	371	365	340

(1)	Fiscal year 2012 includes 53 weeks; all other fiscal years reported include 52 weeks.

(2)
In fiscal 2016, the Company adopted ASU No. 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" and ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes". The adoptions of ASU No. 2015-03 and ASU No. 2015-17 have been applied retrospectively. See Note 2 to the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data".

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

(4)	These amounts do not include results for Interline, which was acquired in the third quarter of fiscal 2015.

F-1

INDEX OF ATTACHED EXHIBITS

10.21†	Form of Deferred Share Award (Non-Employee Director) Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan.

10.29†	Employment Arrangement between Ann-Marie Campbell and The Home Depot, Inc., dated January 12, 2016.

12	Statement of Computation of Ratio of Earnings to Fixed Charges.

21	List of Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1‡	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Annual Report on Form 10-K for the fiscal year ended January 29, 2017, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.

‡	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of the SEC’s Regulation S-K.