Form 10-Q
period 2017-04-30
HOME DEPOT INC
filed 2017-05-23
CIK 354950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2017
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
1,195,554,970 shares of common stock, $0.05 par value, as of May 16, 2017

THE HOME DEPOT, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

amounts in millions, except share and per share data	April 30, 2017	January 29, 2017
ASSETS
Current Assets:
Cash and Cash Equivalents	$3,565	$2,538
Receivables, net	2,164	2,029
Merchandise Inventories	13,609	12,549
Other Current Assets	558	608
Total Current Assets	19,896	17,724
Property and Equipment, at cost	40,656	40,426
Less Accumulated Depreciation and Amortization	18,867	18,512
Net Property and Equipment	21,789	21,914
Goodwill	2,095	2,093
Other Assets	1,164	1,235
Total Assets	$44,944	$42,966
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-Term Debt	$—	$710
Accounts Payable	9,138	7,000
Accrued Salaries and Related Expenses	1,353	1,484
Sales Taxes Payable	710	508
Deferred Revenue	1,832	1,669
Income Taxes Payable	904	25
Current Installments of Long-Term Debt	544	542
Other Accrued Expenses	1,957	2,195
Total Current Liabilities	16,438	14,133
Long-Term Debt, excluding current installments	22,393	22,349
Other Long-Term Liabilities	1,916	1,855
Deferred Income Taxes	235	296
Total Liabilities	40,982	38,633
STOCKHOLDERS’ EQUITY
Common Stock, par value $0.05; authorized: 10 billion shares; issued: 1.778 billion shares at April 30, 2017 and 1.776 billion shares at January 29, 2017; outstanding: 1.197 billion shares at April 30, 2017 and 1.203 billion shares at January 29, 2017	89	88
Paid-In Capital	9,779	9,787
Retained Earnings	36,461	35,519
Accumulated Other Comprehensive Loss	(923)	(867)
Treasury Stock, at cost, 581 million shares at April 30, 2017 and 573 million shares at January 29, 2017	(41,444)	(40,194)
Total Stockholders’ Equity	3,962	4,333
Total Liabilities and Stockholders’ Equity	$44,944	$42,966
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended
amounts in millions, except per share data	April 30, 2017	May 1, 2016
NET SALES	$23,887	$22,762
Cost of Sales	15,733	14,971
GROSS PROFIT	8,154	7,791
Operating Expenses:
Selling, General and Administrative	4,361	4,281
Depreciation and Amortization	444	433
Total Operating Expenses	4,805	4,714
OPERATING INCOME	3,349	3,077
Interest and Other (Income) Expense:
Interest and Investment Income	(13)	(7)
Interest Expense	254	244
Interest and Other, net	241	237
EARNINGS BEFORE PROVISION FOR INCOME TAXES	3,108	2,840
Provision for Income Taxes	1,094	1,037
NET EARNINGS	$2,014	$1,803

Basic Weighted Average Common Shares	1,198	1,247
BASIC EARNINGS PER SHARE	$1.68	$1.45
Diluted Weighted Average Common Shares	1,204	1,252
DILUTED EARNINGS PER SHARE	$1.67	$1.44
Dividends Declared per Share	$0.89	$0.69
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
amounts in millions	April 30, 2017	May 1, 2016
Net Earnings	$2,014	$1,803
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	(30)	309
Cash Flow Hedges, net of tax	(25)	11
Other	(1)	—
Total Other Comprehensive (Loss) Income	(56)	320
COMPREHENSIVE INCOME	$1,958	$2,123
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
amounts in millions	April 30, 2017	May 1, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$2,014	$1,803
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	505	486
Stock-Based Compensation Expense	81	72
Changes in Assets and Liabilities:
Receivables, net	(145)	(57)
Merchandise Inventories	(1,051)	(1,319)
Other Current Assets	51	44
Accounts Payable and Accrued Expenses	2,062	1,828
Deferred Revenue	166	30
Income Taxes Payable	877	844
Deferred Income Taxes	(65)	(78)
Other	69	(17)
Net Cash Provided by Operating Activities	4,564	3,636
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(458)	(325)
Proceeds from Sales of Property and Equipment	13	4
Net Cash Used in Investing Activities	(445)	(321)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of Short-Term Debt, net	(710)	(350)
Proceeds from Long-Term Debt, net of discounts	—	2,989
Repayments of Long-Term Debt	(11)	(3,012)
Repurchases of Common Stock	(1,289)	(1,157)
Proceeds from Sales of Common Stock	31	29
Cash Dividends Paid to Stockholders	(1,069)	(862)
Other Financing Activities	(33)	25
Net Cash Used in Financing Activities	(3,081)	(2,338)
Change in Cash and Cash Equivalents	1,038	977
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(11)	64
Cash and Cash Equivalents at Beginning of Period	2,538	2,216
Cash and Cash Equivalents at End of Period	$3,565	$3,257
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying Consolidated Financial Statements of The Home Depot, Inc. and Subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 29, 2017, as filed with the Securities and Exchange Commission on March 23, 2017 (the "2016 Form 10-K").
Valuation Reserves
As of April 30, 2017 and January 29, 2017, the valuation allowances for Merchandise Inventories and uncollectible Receivables were not material.
Recent Accounting Pronouncements
There have been no material changes to the Company’s position regarding recent accounting pronouncements pending adoption as disclosed in the 2016 Form 10-K, except as set forth below.
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)", which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. In addition, ASU No. 2014-09 requires disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU No. 2014-09 supersedes most existing U.S. GAAP revenue recognition principles, and it permits the use of either the retrospective or modified retrospective transition method. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods.
The Company continues to evaluate the effect that ASU No. 2014-09 will have on its Consolidated Financial Statements and related disclosures and controls. Based on its preliminary assessment, the Company has determined that the adoption of ASU No. 2014-09 could impact the timing of revenue recognition through its services, gift card and various incentive programs. ASU No. 2014-09 will impact the Company’s method of recognizing gift card breakage income, which is currently recognized based upon historical redemption patterns. ASU No. 2014-09 requires gift card breakage income to be recognized in proportion to the pattern of rights exercised by the customer when the Company expects to be entitled to breakage. The Company is also evaluating the principal versus agent considerations as it relates to certain arrangements with third parties that could impact the presentation of gross or net revenue reporting. Other areas which could be impacted may be identified as the Company continues its evaluation of ASU No. 2014-09. The Company plans to adopt ASU No. 2014-09 on January 29, 2018 using the modified retrospective transition method.
Recent accounting pronouncements pending adoption not discussed above or in the 2016 Form 10-K are either not applicable or will not have or are not expected to have a material impact on the Company.

2.	RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
On January 30, 2017, the Company adopted ASU No. 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting". Upon adoption of this update, all excess tax benefits or deficiencies related to share-based payment awards are recognized in the provision for income taxes in the period in which they occur. Previously these amounts were reflected in paid-in capital. In addition, upon adoption these amounts are classified as an operating activity in the consolidated statements of cash flows in the period in which they occur. Previously, these amounts were reflected as a financing activity. Cash paid by the Company to tax authorities when directly withholding shares for tax withholding purposes will continue to be classified as a financing activity in the consolidated statements of cash flows. Stock-based compensation expense will continue to reflect estimated forfeitures of share-based awards. The Company has adopted the applicable provisions of ASU No. 2016-09 prospectively.

THE HOME DEPOT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As a result of the adoption of ASU No. 2016-09, the Company recognized $65 million of excess tax benefits related to share-based payment awards in its provision for income taxes during the first quarter of fiscal 2017. The recognition of these benefits contributed $0.05 to Diluted Earnings per Share.

3.	FAIR VALUE MEASUREMENTS
The carrying amount of Cash and Cash Equivalents, Receivables and Accounts Payable reported in the Company's Consolidated Balance Sheets approximates fair value due to their short-term maturities.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the assets and liabilities, if any, of the Company that are measured at fair value on a recurring basis (amounts in millions):

	Fair Value at April 30, 2017 Using			Fair Value at January 29, 2017 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative agreements - assets	$—	$221	$—	$—	$271	$—
The Company uses derivative financial instruments from time to time in the management of its interest rate exposure on certain Long-Term Debt and its exposure to foreign currency fluctuations.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Long-lived assets were analyzed for impairment on a nonrecurring basis using fair value measurements with unobservable inputs (level 3). Impairment charges related to long-lived assets in the first three months of fiscal 2017 and 2016 were not material.
The aggregate fair and carrying values of the Company's senior notes were as follows (amounts in billions):

	April 30, 2017		January 29, 2017
	Fair Value (Level 1)	Carrying Value	Fair Value (Level 1)	Carrying Value
Senior notes	$24.0	$22.0	$23.6	$22.0

4.	BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES
The following table present the reconciliation of basic to diluted weighted average common shares as well as the effect of anti-dilutive securities excluded from diluted weighted average common shares (amounts in millions):

	Three Months Ended
	April 30, 2017	May 1, 2016
Basic Weighted Average Common Shares	1,198	1,247
Effect of potentially dilutive securities - stock plans	6	5
Diluted Weighted Average Common Shares	1,204	1,252

Effect of anti-dilutive securities excluded from diluted weighted average common shares	1	1

THE HOME DEPOT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	COMMITMENTS AND CONTINGENCIES
Data Breach
As previously reported, in the third quarter of fiscal 2014, the Company confirmed that its payment data systems were breached, which potentially impacted customers who used payment cards at self-checkout systems in the Company’s U.S. and Canadian stores (the "Data Breach"). Since the end of fiscal 2016, there have been no material changes with respect to the Data Breach, except as discussed below.
As reported in the 2016 Form 10-K, in the first quarter of fiscal 2017, the Company agreed to settlement terms that, upon approval of the court, will resolve and dismiss the claims asserted in the financial institutions class actions. In addition, in the first quarter of fiscal 2017, the parties to the two purported shareholder derivative actions agreed to settlement terms that, upon approval of the court, will resolve and dismiss the claims asserted in those actions.
As of the end of the first quarter of fiscal 2017, the Company has resolved the most significant claims relating to the Data Breach, and there were no material changes during the first quarter to the Company’s loss contingency assessment relating to any remaining matters. The Company does not believe that the ultimate amounts paid with respect to any remaining matters will have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows in future periods.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
The Home Depot, Inc.:
We have reviewed the Consolidated Balance Sheet of The Home Depot, Inc. and subsidiaries as of April 30, 2017, and the related Consolidated Statements of Earnings, Comprehensive Income, and Cash Flows for the three-month periods ended April 30, 2017 and May 1, 2016. These Consolidated Financial Statements are the responsibility of the Company's management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheet of The Home Depot, Inc. and subsidiaries as of January 29, 2017, and the related Consolidated Statements of Earnings, Comprehensive Income, Stockholders' Equity, and Cash Flows for the year then ended (not presented herein); and in our report dated March 23, 2017, we expressed an unqualified opinion on those Consolidated Financial Statements. In our opinion, the information set forth in the accompanying Consolidated Balance Sheet as of January 29, 2017, is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.
/s/ KPMG LLP
Atlanta, Georgia
May 22, 2017

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
Certain statements contained herein regarding our future performance constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may relate to, among other things, the demand for our products and services; net sales growth; comparable store sales; effects of competition; state of the economy; state of the residential construction, housing and home improvement markets; state of the credit markets, including mortgages, home equity loans and consumer credit; demand for credit offerings; inventory and in-stock positions; implementation of store, interconnected retail, supply chain and technology initiatives; management of relationships with our suppliers and vendors; the impact and expected outcome of investigations, inquiries, claims and litigation, including those related to the data breach we discovered in the third quarter of fiscal 2014 (the "Data Breach"); issues related to the payment methods we accept; continuation of share repurchase programs; net earnings performance; earnings per share; dividend targets; capital allocation and expenditures; liquidity; return on invested capital; expense leverage; stock-based compensation expense; commodity price inflation and deflation; the ability to issue debt on terms and at rates acceptable to us; the effect of accounting charges; the effect of adopting certain accounting standards; store openings and closures; financial outlook; and the integration of Interline Brands, Inc. ("Interline") into our organization and the ability to recognize the anticipated synergies and benefits of the acquisition.
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

EXECUTIVE SUMMARY AND SELECTED FINANCIAL AND OPERATING DATA
Net Sales increased 4.9% to $23.9 billion for the first quarter of fiscal 2017 from $22.8 billion for the first quarter of fiscal 2016. Our total comparable store sales increased 5.5% in the first quarter of fiscal 2017, driven by a 3.9% increase in our comparable store average ticket and a 1.5% increase in our comparable store customer transactions. Comparable store sales for our U.S. stores increased 6.0% in the first quarter of fiscal 2017.
For the first quarter of fiscal 2017, we reported Net Earnings of $2.0 billion and Diluted Earnings per Share of $1.67 compared to Net Earnings of $1.8 billion and Diluted Earnings per Share of $1.44 for the first quarter of fiscal 2016. The results for the first quarter of fiscal 2017 included a $65 million benefit to our Provision for Income Taxes for share-based payment awards resulting from the adoption of ASU No. 2016-09 in the first quarter of fiscal 2017. This benefit contributed $0.05 to Diluted Earnings per Share for the first quarter of fiscal 2017. See Note 2 to the Consolidated Financial Statements included in this report.
In the first quarter of fiscal 2017, we continued to focus on the following:
Customer Experience – Customer experience is anchored on the principles of putting customers first and taking care of our associates, and our commitment to customer service remains strong. In the first quarter of fiscal 2017, we continued to connect our associates to the needs of our customers by empowering our associates to deliver excellent customer service, enabled by differentiated staffing models, tools and organizational support. We also continued to connect our stores to our online properties, and our online properties to our stores, to provide a frictionless customer experience across all channels. In the first quarter of fiscal 2017, we continued the roll out of Interline's product catalog to our stores, which is now operational in over 1,500 U.S. stores, and the capability to accept payment that is linked to existing Interline customer accounts.
We also leveraged our digital assets to better understand our customers and meet their needs through targeted online offerings and localized online experiences. We simplified and expedited our online checkout process, effectively reducing our customers'

checkout time, and we are seeing increased sales, conversion rates and customer satisfaction scores. Sales from our online channels increased 22.8% for the first quarter of fiscal 2017 compared to the same period last year, and represented 6.6% of our total Net Sales for the first quarter of fiscal 2017.
Product Authority – Product authority is facilitated by our merchandising transformation and portfolio strategy, which is focused on delivering product innovation, assortment and value. We strive to be the leader in product authority, connecting products and services to the needs of our customers. In the first quarter of fiscal 2017, our merchants continued to collaborate with our suppliers to introduce a wide range of innovative new products to our do-it-yourself, do-it-for-me and professional customers, while remaining focused on offering everyday values in our stores and online.
Productivity and Efficiency Driven by Capital Allocation – We drive productivity and efficiency through continuous operational improvement in our stores and supply chain. Further, our disciplined capital allocation builds shareholder value through higher returns on invested capital and total value returned to shareholders in the form of dividends and share repurchases. In the first quarter of fiscal 2017, we continued to optimize the flow of products from suppliers to shelves and to our customers’ locations through Project Sync. This multi-year supply chain program is designed to create an end-to-end solution that will benefit all participants in our supply chain. We plan to continue to innovate our business model and value chain to support our productivity cycle and enhance overall value for customers throughout the year.
In February 2017, our Board of Directors authorized a new $15.0 billion share repurchase program that replaced the previous authorization. Under the program, we repurchased a total of 8.5 million shares of our common stock for $1.2 billion through the open market during the first quarter of fiscal 2017. Also in February 2017, our Board of Directors increased our targeted dividend payout ratio to 55% of Diluted Earnings per Share for fiscal 2016.
We opened two new stores in the U.S. and one new store in Mexico during the first quarter of fiscal 2017, for a total store count of 2,281 at the end of the quarter. As of the end of the first quarter of fiscal 2017, a total of 302 of our stores, or 13.2%, were located in Canada and Mexico.
We generated $4.6 billion of cash flow from operations in the first quarter of fiscal 2017. This cash flow was used to fund cash payments of $1.3 billion for share repurchases, pay $1.1 billion of dividends, repay $710 million of short-term debt and fund $458 million in capital expenditures.
Our inventory turnover ratio was 4.8 times at the end of the first quarter of both fiscal 2017 and 2016. Our return on invested capital (defined as net operating profit after tax, a non-GAAP financial measure, for the most recent twelve-month period, divided by the average of beginning and ending long-term debt, including current installments, and equity for the most recent twelve-month period) was 32.3% for the first quarter of fiscal 2017 compared to 29.2% for the first quarter of fiscal 2016. For a reconciliation of net operating profit after tax to Net Earnings, the most comparable GAAP financial measure, and our calculation of return on invested capital, see "Non-GAAP Financial Measures" below.

We believe the percentage relationship between Net Sales and the major categories in the Consolidated Statements of Earnings and the percentage change in the dollar amounts of each of these items as well as the selected sales data presented below are important in evaluating the performance of our business operations.

	% of Net Sales
	Three Months Ended
	April 30, 2017	May 1, 2016	% Increase (Decrease) in Dollar Amounts
NET SALES	100.0%	100.0%	4.9%
GROSS PROFIT	34.1	34.2	4.7
Operating Expenses:
Selling, General and Administrative	18.3	18.8	1.9
Depreciation and Amortization	1.9	1.9	2.5
Total Operating Expenses	20.1	20.7	1.9

OPERATING INCOME	14.0	13.5	8.8
Interest and Other (Income) Expense:
Interest and Investment Income	(0.1)	—	85.7
Interest Expense	1.1	1.1	4.1
Interest and Other, net	1.0	1.0	1.7

EARNINGS BEFORE PROVISION FOR INCOME TAXES	13.0	12.5	9.4
Provision for Income Taxes	4.6	4.6	5.5
NET EARNINGS	8.4%	7.9%	11.7%
SELECTED SALES DATA(1)
Number of Customer Transactions (in millions)	380.8	374.8	1.6%
Average Ticket	$62.39	$60.03	3.9%
Sales per Square Foot	$394.17	$376.73	4.6%
Comparable Store Sales Increase (%)(2)	5.5%	6.5%	N/A
Online Sales (% of Net Sales)(3)	6.6%	5.7%	22.8%
Note: Certain percentages may not sum to totals due to rounding.
 —————

(1)	Selected Sales Data does not include results for Interline, which was acquired in the third quarter of fiscal 2015.

(2)
Includes sales at locations open greater than 12 months, including relocated and remodeled stores and online sales, and excluding closed stores. Retail stores become comparable on the Monday following their 365th day of operation. Comparable store sales is intended only as supplemental information and is not a substitute for Net Sales or Net Earnings presented in accordance with U.S. generally accepted accounting principles.

(3)	Consists of sales generated online through our websites for products picked up in stores or delivered to customer locations.
N/A – Not Applicable

RESULTS OF OPERATIONS
Net Sales for the first quarter of fiscal 2017 increased 4.9% to $23.9 billion from $22.8 billion for the first quarter of fiscal 2016. The increase in Net Sales for the first quarter of fiscal 2017 primarily reflects the impact of positive comparable store sales driven by average ticket growth and increased customer transactions. The increase in Net Sales was partially offset by pressure from foreign currency fluctuations, which negatively impacted total sales growth by $71 million in the first quarter of fiscal 2017.
Total comparable store sales increased 5.5% for the first quarter of fiscal 2017, which reflects a number of factors, including the execution of our strategy and broad-based growth across our stores. All of our departments posted positive comparable store sales for the first quarter of fiscal 2017. Comparable store sales for our Appliances, Lumber, Flooring, Tools, Electrical, Plumbing, Décor, Kitchen and Bath, and Indoor Garden product categories were above or at the Company average for the first quarter of fiscal 2017. Further, our comparable store average ticket increased 3.9% for the first quarter of fiscal 2017, due in part to strong sales in big ticket purchases such as appliances, flooring and roofing, offset in part by pressure from foreign currency fluctuations. Our comparable store customer transactions increased 1.5% for the first quarter of fiscal 2017.
Gross Profit increased 4.7% to $8.2 billion for the first quarter of fiscal 2017 from $7.8 billion for the first quarter of fiscal 2016. Gross Profit as a percent of Net Sales, or gross profit margin, was 34.1% for the first quarter of fiscal 2017 compared to 34.2% for the first quarter of fiscal 2016. The decrease in gross profit margin for the first quarter of fiscal 2017 reflects the impact of product mix changes.
Selling, General and Administrative expenses ("SG&A") increased 1.9% to $4.4 billion for the first quarter of fiscal 2017 from $4.3 billion for the first quarter of fiscal 2016. As a percent of Net Sales, SG&A was 18.3% for the first quarter of fiscal 2017 compared to 18.8% for the first quarter of fiscal 2016. The decrease in SG&A as a percent of Net Sales for the first quarter of fiscal 2017 reflects expense leverage resulting from the positive comparable store sales environment and continued expense control.
Depreciation and Amortization increased 2.5% to $444 million for the first quarter of fiscal 2017 from $433 million for the first quarter of fiscal 2016. Depreciation and Amortization as a percent of Net Sales was 1.9% for the first quarter of both fiscal 2017 and 2016. Depreciation and Amortization as a percent of Net Sales for the first quarter of fiscal 2017 reflects expense leverage resulting from the positive comparable store sales environment.
Operating Income increased 8.8% to $3.3 billion for the first quarter of fiscal 2017 from $3.1 billion for the first quarter of fiscal 2016. Operating Income as a percent of Net Sales was 14.0% for the first quarter of fiscal 2017 compared to 13.5% for the first quarter of fiscal 2016.
For the first quarter of fiscal 2017, we recognized $241 million of Interest and Other, net, compared to $237 million for the first quarter of fiscal 2016. Interest and Other, net, as a percent of Net Sales was 1.0% for the first quarter of both fiscal 2017 and 2016.
Our combined effective income tax rate was 35.2% for the first quarter of fiscal 2017 compared to 36.5% for the first quarter of fiscal 2016. The effective income tax rate for the first quarter of fiscal 2017 included a $65 million benefit to our Provision for Income Taxes for share-based payment awards as a result of the adoption of ASU No. 2016-09.
Diluted Earnings per Share were $1.67 for the first quarter of fiscal 2017 compared to $1.44 for the first quarter of fiscal 2016. Diluted Earnings per Share for the first quarter of fiscal 2017 included $0.05 of benefit as a result of the adoption of ASU No. 2016-09.
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

The following table provides our ROIC calculation and reconciles NOPAT to Net Earnings, the most comparable GAAP financial measure, for the twelve months ended April 30, 2017 and May 1, 2016 (amounts in millions):

	For the Twelve Months Ended
	April 30, 2017	May 1, 2016
Net Earnings	$8,168	$7,233
Add:
Interest and Other, net	940	797
Provision for Income Taxes	4,591	4,224
Operating Income	13,699	12,254
Subtract:
Income Tax Adjustment (1)	4,936	4,464
Net Operating Profit After Tax	$8,763	$7,790

Average Debt and Equity (2)	$27,091	$26,639

Return on Invested Capital (NOPAT / Average Debt and Equity)	32.3%	29.2%
 —————

(1)	Income Tax Adjustment is defined as Operating Income multiplied by the Company's effective tax rate.

(2)	Average Debt and Equity is defined as the average of beginning and ending long-term debt, including current installments, and equity for the most recent twelve-month period.

LIQUIDITY AND CAPITAL RESOURCES
Cash flow generated from operations provides us with a significant source of liquidity. For the first quarter of fiscal 2017, Net Cash Provided by Operating Activities was $4.6 billion compared to $3.6 billion for the same period in fiscal 2016. This increase was primarily due to $268 million more in cash provided by the effective management of Merchandise Inventories, a $234 million increase in cash flows from Accounts Payable and Accrued Expenses related to the timing of purchases and payments, and a $211 million increase in Net Earnings resulting from higher comparable store sales and expense leverage.
Net Cash Used in Investing Activities for the first quarter of fiscal 2017 was $445 million compared to $321 million for the same period in fiscal 2016. This change was primarily due to a $133 million increase in Capital Expenditures in the first quarter of fiscal 2017 compared to the same period in fiscal 2016.
Net Cash Used in Financing Activities for the first quarter of fiscal 2017 was $3.1 billion compared to $2.3 billion for the same period of fiscal 2016. This change was primarily the result of $360 million more in Repayments of Short-Term Debt, $207 million more in Cash Dividends Paid to Stockholders and $132 million more in Repurchases of Common Stock in the first quarter of fiscal 2017 compared to the same period in fiscal 2016.
We have commercial paper programs that allow for borrowings up to $2.0 billion. In connection with these programs, we have a back-up credit facility with a consortium of banks for borrowings up to $2.0 billion. The credit facility expires in December 2019 and contains various restrictive covenants. At April 30, 2017, we were in compliance with all of the covenants, and they are not expected to impact our liquidity or capital resources. During the first quarter of fiscal 2017, all of our short-term borrowings were under these commercial paper programs, and the maximum amount outstanding at any time during the first quarter of fiscal 2017 was $1.0 billion. As of April 30, 2017, there were no borrowings outstanding under the commercial paper programs or the related credit facility.
As of April 30, 2017, we had $3.6 billion in Cash and Cash Equivalents. We believe that our current cash position, access to the long-term debt capital markets and cash flow generated from operations should be sufficient not only for our operating requirements but also to enable us to complete our capital expenditure programs and fund dividend payments, share repurchases and any required long-term debt payments through the next several fiscal years. In addition, we have funds available from our commercial paper programs and the ability to obtain alternative sources of financing.

RECENT ACCOUNTING PRONOUNCEMENTS
For a summary of recently issued accounting pronouncements which may be applicable to us, see Note 1 to the Consolidated Financial Statements included in this report.
On January 30, 2017, we adopted ASU No. 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting". See Note 2 to the Consolidated Financial Statements included in this report.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Our exposure to market risks results primarily from fluctuations in interest rates. We are also exposed to risks from foreign currency exchange rate fluctuations on the translation of our foreign operations into U.S. dollars and on the purchase of goods by these foreign operations that are not denominated in their local currencies. There have been no material changes to our exposure to market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2017 as filed with the SEC on March 23, 2017 (the "2016 Form 10-K").

Item 4.	Controls and Procedures
Under the direction and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the Company evaluated its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) and concluded that its disclosure controls and procedures were effective as of April 30, 2017. There has been no change in the Company's internal control over financial reporting during the fiscal quarter ended April 30, 2017, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Except as set forth below, there were no material changes during the first quarter of fiscal 2017 to our disclosure in Item 3 of our 2016 Form 10-K.
For a description of the matters related to the Data Breach, see Note 5 to the Consolidated Financial Statements included in Part I, Item 1, "Financial Statements", which description is incorporated herein by reference.

Item 1A.	Risk Factors
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under Item 1A, "Risk Factors" and elsewhere in our 2016 Form 10-K. These risks and uncertainties could materially and adversely affect our business, financial condition and results of operations. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business. There have been no material changes in the risk factors discussed in our 2016 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

1.
During the first quarter of fiscal 2017, the Company issued 547 deferred stock units under The Home Depot, Inc. Non-Employee Directors' Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act") and Rule 506 of the SEC's Regulation D thereunder. The deferred stock units were credited to the accounts of those non-employee directors who elected to receive all or a portion of board retainers in the form of deferred stock units instead of cash during the first quarter of fiscal 2017. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.

2.
During the first quarter of fiscal 2017, the Company credited 1,283 deferred stock units to participant accounts under The Home Depot FutureBuilder Restoration Plan pursuant to an exemption from the registration requirements of the Securities Act for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following the termination of service as described in this plan.

(b) Purchases of Equity Securities

In the first quarter of fiscal 2017, the Board of Directors authorized a $15.0 billion share repurchase program. Through the end of the first quarter of fiscal 2017, the Company has repurchased shares of its common stock having a value of approximately $1.2 billion under this program. The number and average price of shares purchased in each fiscal month of the first quarter of fiscal 2017 are set forth in the table below:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
January 30, 2017 – February 26, 2017	663,078	$145.06	522,500	$14,924,133,239
February 27, 2017 – March 26, 2017	3,932,835	$147.21	3,609,685	$14,392,857,295
March 27, 2017 – April 30, 2017	4,619,924	$148.54	4,324,537	$13,750,000,298
	9,215,837	$147.72	8,456,722

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

(2)
In the first quarter of fiscal 2017, the Board of Directors authorized a $15.0 billion share repurchase program that replaced the previous authorization. The program does not have a prescribed expiration date.

Item 6.	Exhibits
Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the references in brackets. All other exhibits are filed or furnished herewith.

*3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q filed on September 1, 2011, Exhibit 3.1]

*3.2	By-Laws of The Home Depot, Inc. (Amended and Restated Effective March 3, 2016). [Form 8-K filed on March 8, 2016, Exhibit 3.2]

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1	Acknowledgment of Independent Registered Public Accounting Firm, dated May 22, 2017.

31.1	Certification of the Chief Executive Officer and President pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and President furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Chief Financial Officer and Executive Vice President – Corporate Services furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2017, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

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

May 22, 2017
(Date)

INDEX TO EXHIBITS

Exhibit	Description

Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the references in brackets. All other exhibits are filed or furnished herewith.

*3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q filed on September 1, 2011, Exhibit 3.1]

*3.2	By-Laws of The Home Depot, Inc. (Amended and Restated Effective March 3, 2016). [Form 8-K filed on March 8, 2016, Exhibit 3.2]

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1	Acknowledgment of Independent Registered Public Accounting Firm, dated May 22, 2017.

31.1	Certification of the Chief Executive Officer and President pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and President furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Chief Financial Officer and Executive Vice President – Corporate Services furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2017, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.