Form 10-Q
period 2017-07-30
HOME DEPOT INC
filed 2017-08-22
CIK 354950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2017
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
1,178,817,584 shares of common stock, $0.05 par value, as of August 15, 2017

THE HOME DEPOT, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

amounts in millions, except share and per share data	July 30, 2017	January 29, 2017
ASSETS
Current Assets:
Cash and Cash Equivalents	$4,830	$2,538
Receivables, net	2,187	2,029
Merchandise Inventories	12,868	12,549
Other Current Assets	626	608
Total Current Assets	20,511	17,724
Property and Equipment, at cost	41,405	40,426
Less Accumulated Depreciation and Amortization	19,370	18,512
Net Property and Equipment	22,035	21,914
Goodwill	2,235	2,093
Other Assets	1,178	1,235
Total Assets	$45,959	$42,966
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-Term Debt	$—	$710
Accounts Payable	8,541	7,000
Accrued Salaries and Related Expenses	1,503	1,484
Sales Taxes Payable	711	508
Deferred Revenue	1,931	1,669
Income Taxes Payable	329	25
Current Installments of Long-Term Debt	545	542
Other Accrued Expenses	2,263	2,195
Total Current Liabilities	15,823	14,133
Long-Term Debt, excluding current installments	24,422	22,349
Other Long-Term Liabilities	1,923	1,855
Deferred Income Taxes	237	296
Total Liabilities	42,405	38,633
STOCKHOLDERS’ EQUITY
Common Stock, par value $0.05; authorized: 10 billion shares; issued: 1.779 billion shares at July 30, 2017 and 1.776 billion shares at January 29, 2017; outstanding: 1.181 billion shares at July 30, 2017 and 1.203 billion shares at January 29, 2017	89	88
Paid-In Capital	9,958	9,787
Retained Earnings	38,073	35,519
Accumulated Other Comprehensive Loss	(482)	(867)
Treasury Stock, at cost, 598 million shares at July 30, 2017 and 573 million shares at January 29, 2017	(44,084)	(40,194)
Total Stockholders’ Equity	3,554	4,333
Total Liabilities and Stockholders’ Equity	$45,959	$42,966
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
amounts in millions, except per share data	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
NET SALES	$28,108	$26,472	$51,995	$49,234
Cost of Sales	18,647	17,545	34,380	32,516
GROSS PROFIT	9,461	8,927	17,615	16,718

Operating Expenses:
Selling, General and Administrative	4,549	4,388	8,910	8,669
Depreciation and Amortization	449	436	893	869
Total Operating Expenses	4,998	4,824	9,803	9,538

OPERATING INCOME	4,463	4,103	7,812	7,180

Interest and Other (Income) Expense:
Interest and Investment Income	(16)	(8)	(29)	(15)
Interest Expense	265	236	519	480
Interest and Other, net	249	228	490	465

EARNINGS BEFORE PROVISION FOR INCOME TAXES	4,214	3,875	7,322	6,715
Provision for Income Taxes	1,542	1,434	2,636	2,471
NET EARNINGS	$2,672	$2,441	$4,686	$4,244

Basic Weighted Average Common Shares	1,183	1,235	1,191	1,242
BASIC EARNINGS PER SHARE	$2.26	$1.98	$3.93	$3.42

Diluted Weighted Average Common Shares	1,189	1,240	1,197	1,247
DILUTED EARNINGS PER SHARE	$2.25	$1.97	$3.91	$3.40

Dividends Declared per Share	$0.89	$0.69	$1.78	$1.38
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
amounts in millions	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
NET EARNINGS	$2,672	$2,441	$4,686	$4,244
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	419	(192)	389	117
Cash Flow Hedges, net of tax	22	(9)	(3)	2
Other	—	1	(1)	1
Total Other Comprehensive Income (Loss)	441	(200)	385	120
COMPREHENSIVE INCOME	$3,113	$2,241	$5,071	$4,364
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
amounts in millions	July 30, 2017	July 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$4,686	$4,244
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,015	978
Stock-Based Compensation Expense	148	133
Changes in Assets and Liabilities, net of the effects of acquisitions:
Receivables, net	(96)	(91)
Merchandise Inventories	(188)	(495)
Other Current Assets	—	(38)
Accounts Payable and Accrued Expenses	1,714	1,773
Deferred Revenue	254	94
Income Taxes Payable	299	389
Deferred Income Taxes	(79)	(86)
Other, net	109	(24)
Net Cash Provided by Operating Activities	7,862	6,877
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(846)	(697)
Payments for Business Acquired, net	(268)	—
Proceeds from Sales of Property and Equipment	23	23
Net Cash Used in Investing Activities	(1,091)	(674)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of Short-Term Debt, net	(710)	(350)
Proceeds from Long-Term Debt, net of discounts	1,994	2,989
Repayments of Long-Term Debt	(21)	(3,023)
Repurchases of Common Stock	(3,921)	(2,441)
Proceeds from Sales of Common Stock	137	121
Cash Dividends Paid to Stockholders	(2,130)	(1,718)
Other Financing Activities	2	1
Net Cash Used in Financing Activities	(4,649)	(4,421)
Change in Cash and Cash Equivalents	2,122	1,782
Effect of Exchange Rate Changes on Cash and Cash Equivalents	170	20
Cash and Cash Equivalents at Beginning of Period	2,538	2,216
Cash and Cash Equivalents at End of Period	$4,830	$4,018
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
Valuation Reserves
As of July 30, 2017 and January 29, 2017, the valuation allowances for Merchandise Inventories and uncollectible Receivables were not material.
Recent Accounting Pronouncements
There have been no material changes to the Company’s position regarding recent accounting pronouncements pending adoption as disclosed in the 2016 Form 10-K, except as set forth below.
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)", which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. In addition, ASU No. 2014-09 requires disclosures of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU No. 2014-09 supersedes most existing U.S. GAAP revenue recognition principles, and it permits the use of either the retrospective or modified retrospective transition method. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods.
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

THE HOME DEPOT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As a result of the adoption of ASU No. 2016-09, the Company recognized $20 million and $85 million of excess tax benefits related to share-based payment awards in its provision for income taxes during the second quarter and first six months of fiscal 2017, respectively. The recognition of these benefits contributed $0.02 and $0.07 to Diluted Earnings per Share for the second quarter and first six months of fiscal 2017, respectively.

3.	LONG-TERM DEBT
In June 2017, the Company issued $500 million of floating rate senior notes due June 5, 2020 (the "2020 floating rate notes"); $750 million of 1.80% senior notes due June 5, 2020 (the "2020 notes") at a discount of $1 million; and $750 million of 3.90% senior notes due June 15, 2047 (the "2047 notes") at a discount of $5 million (together, the “June 2017 issuance”). The 2020 floating rate notes bear interest at a variable rate determined quarterly equal to the three-month London Interbank Offered Rate ("LIBOR") plus 15 basis points. Interest on the 2020 floating rate notes is due quarterly on March 5, June 5, September 5, and December 5 of each year, beginning September 5, 2017. Interest on the 2020 notes is due semi-annually on June 5 and December 5 of each year, beginning December 5, 2017. Interest on the 2047 notes is due semi-annually on June 15 and December 15 of each year, beginning December 15, 2017. Interest payments for the 2020 notes and 2047 notes will include accrued interest from and including June 5, 2017. The $6 million discount associated with the 2020 notes and the 2047 notes is being amortized over the term of the notes using the effective interest rate method. Issuance costs of $12 million associated with the June 2017 issuance were recorded as a direct deduction to the senior notes and are being amortized over the term of the notes. The net proceeds of the June 2017 issuance will be used for general corporate purposes, including repurchases of the Company's common stock.
All of the Company's senior notes, other than its outstanding floating rate notes, may be redeemed by the Company at any time, in whole or in part, at the redemption price plus accrued interest up to the redemption date. The redemption price is equal to the greater of (1) 100% of the principal amount of the notes to be redeemed, or (2) the sum of the present values of the remaining scheduled payments of principal and interest to the Par Call Date, as defined in the respective notes. Additionally, if a Change in Control Triggering Event occurs, as defined in the notes, holders of all notes have the right to require the Company to redeem those notes at 101% of the aggregate principal amount of the notes plus accrued interest up to the redemption date. The Company is generally not limited under the indentures governing the notes in its ability to incur additional indebtedness or required to maintain financial ratios or specified levels of net worth or liquidity. The indentures governing the notes contain various customary covenants; however, none are expected to impact the Company's liquidity or capital resources.

4.	ACCELERATED SHARE REPURCHASE AGREEMENTS
The Company enters into Accelerated Share Repurchase ("ASR") agreements from time to time with third-party financial institutions to repurchase shares of the Company’s common stock. Under an ASR agreement, the Company pays a specified amount to the financial institution and receives an initial delivery of shares. This initial delivery of shares represents the minimum number of shares that the Company may receive under the agreement. Upon settlement of the ASR agreement, the financial institution delivers additional shares, with the final number of shares delivered determined with reference to the volume weighted average price per share of the Company’s common stock over the term of the ASR agreement, less a negotiated discount. The transactions are accounted for as equity transactions and are included in Treasury Stock when the shares are received, at which time there is an immediate reduction in the weighted average common shares calculation for basic and diluted earnings per share.
The Company entered into an ASR agreement during the second quarter of fiscal 2017. The terms of the ASR agreement, which follow the structure outlined above, were as follows (amounts in millions):

Agreement Date	Settlement Date	Amount	Initial Shares Delivered	Additional Shares Delivered	Total Shares Delivered
Q2 2017	Q2 2017	$1,650	9.7	1.1	10.8

THE HOME DEPOT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	FAIR VALUE MEASUREMENTS
The carrying amount of Cash and Cash Equivalents, Receivables and Accounts Payable reported in the Company's Consolidated Balance Sheets approximates fair value due to their short-term maturities.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the assets and liabilities, if any, of the Company that are measured at fair value on a recurring basis:

amounts in millions	Fair Value at July 30, 2017 Using			Fair Value at January 29, 2017 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative agreements - assets	$—	$208	$—	$—	$271	$—
The Company uses derivative financial instruments from time to time in the management of its interest rate exposure on certain Long-Term Debt and its exposure to foreign currency fluctuations.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Long-lived assets were analyzed for impairment on a nonrecurring basis using fair value measurements with unobservable inputs (level 3). Impairment charges related to long-lived assets in the first six months of fiscal 2017 and 2016 were not material.
The aggregate fair and carrying values of the Company's senior notes were as follows:

amounts in millions	July 30, 2017		January 29, 2017
	Fair Value (Level 1)	Carrying Value	Fair Value (Level 1)	Carrying Value
Senior notes	$26,194	$24,005	$23,620	$22,013

6.	BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES
The following table presents the reconciliation of basic to diluted weighted average common shares as well as the effect of anti-dilutive securities excluded from diluted weighted average common shares:

	Three Months Ended		Six Months Ended
amounts in millions	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
Basic Weighted Average Common Shares	1,183	1,235	1,191	1,242
Effect of potentially dilutive securities - stock plans	6	5	6	5
Diluted Weighted Average Common Shares	1,189	1,240	1,197	1,247

Effect of anti-dilutive securities excluded from diluted weighted average common shares	1	1	1	1

THE HOME DEPOT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	COMMITMENTS AND CONTINGENCIES
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
As of the end of the first quarter of fiscal 2017, the Company has resolved the most significant claims relating to the Data Breach, and there were no material changes during the first six months of fiscal 2017 to the Company’s loss contingency assessment relating to any remaining matters. The Company does not believe that the ultimate amounts paid with respect to any remaining matters will have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows in future periods.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
The Home Depot, Inc.:
We have reviewed the Consolidated Balance Sheet of The Home Depot, Inc. and subsidiaries as of July 30, 2017, the related Consolidated Statements of Earnings and Comprehensive Income for the three-month and six-month periods ended July 30, 2017 and July 31, 2016, and the related Consolidated Statements of Cash Flows for the six-month periods ended July 30, 2017 and July 31, 2016. These Consolidated Financial Statements are the responsibility of the Company's management.
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
August 21, 2017

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
Certain statements contained herein regarding our future performance constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may relate to, among other things, the demand for our products and services; net sales growth; comparable store sales; effects of competition; state of the economy; state of the residential construction, housing and home improvement markets; state of the credit markets, including mortgages, home equity loans and consumer credit; demand for credit offerings; inventory and in-stock positions; implementation of store, interconnected retail, supply chain and technology initiatives; management of relationships with our suppliers and vendors; the impact and expected outcome of investigations, inquiries, claims and litigation, including those related to the data breach we discovered in the third quarter of fiscal 2014 (the "Data Breach"); issues related to the payment methods we accept; continuation of share repurchase programs; net earnings performance; earnings per share; dividend targets; capital allocation and expenditures; liquidity; return on invested capital; expense leverage; stock-based compensation expense; commodity price inflation and deflation; the ability to issue debt on terms and at rates acceptable to us; the effect of accounting charges; the effect of adopting certain accounting standards; store openings and closures; financial outlook; and the integration of acquired companies into our organization and the ability to recognize the anticipated synergies and benefits of those acquisitions.
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

EXECUTIVE SUMMARY AND SELECTED FINANCIAL AND OPERATING DATA
Net Sales increased 6.2% to $28.1 billion for the second quarter of fiscal 2017 from $26.5 billion for the second quarter of fiscal 2016. For the first six months of fiscal 2017, Net Sales increased 5.6% to $52.0 billion from $49.2 billion for the first six months of fiscal 2016. Our total comparable store sales increased 6.3% for the second quarter of fiscal 2017, driven by a 3.6% increase in our comparable store average ticket and a 2.6% increase in our comparable store customer transactions. Comparable store sales for our U.S. stores increased 6.6% for the second quarter of fiscal 2017. For the first six months of fiscal 2017, our total comparable store sales increased 6.0% and comparable store sales for our U.S. stores increased 6.3%.
For the second quarter of fiscal 2017, we reported Net Earnings of $2.7 billion and Diluted Earnings per Share of $2.25 compared to Net Earnings of $2.4 billion and Diluted Earnings per Share of $1.97 for the second quarter of fiscal 2016. For the first six months of fiscal 2017, we reported Net Earnings of $4.7 billion and Diluted Earnings per Share of $3.91 compared to Net Earnings of $4.2 billion and Diluted Earnings per Share of $3.40 for the first six months of fiscal 2016.

Results for the second quarter and first six months of fiscal 2017 included benefits of $20 million and $85 million, respectively, to our Provision for Income Taxes for share-based payment awards resulting from the adoption of ASU No. 2016-09 in the first quarter of fiscal 2017. This benefit contributed $0.02 and $0.07 to Diluted Earnings per Share for the second quarter and first six months of fiscal 2017, respectively. See Note 2 to the Consolidated Financial Statements included in this report.
In the second quarter and first six months of fiscal 2017, we continued to focus on the following:
Customer Experience – Customer experience is anchored on the principles of putting customers first and taking care of our associates, and our commitment to customer service remains strong. In the first six months of fiscal 2017, we continued to invest in our digital platforms, including content, website improvements, and the mobile experience to provide a frictionless interconnected experience online, while also remaining focused on improving the interconnected experience in the store. Sales from our online channels increased 23.3% for the second quarter of fiscal 2017 compared to the same period last year, and represented 6.4% of our total Net Sales. For the first six months of fiscal 2017, sales from our online channels increased 23.1%

compared to the same period last year, and represented 6.5% of our total Net Sales. We are also focused on being a valued partner to our professional customers by offering solutions in the store and at the jobsite that help them effectively manage their businesses. For example, during the second quarter of fiscal 2017, we completed the acquisition of Compact Power Equipment, Inc. ("Compact Power"), a leading national provider of equipment rental and maintenance services, to enhance our portfolio of service offerings to our professional customers. Also in the first six months of fiscal 2017, we completed the roll out of Interline Brands, Inc.'s ("Interline") product catalog to our stores and continued the roll out of the capability to accept payment in our stores that is linked to existing Interline customer accounts.
Product Authority – Product authority is facilitated by our merchandising transformation and portfolio strategy, which is focused on delivering product innovation, assortment and value. We strive to be the leader in product authority, connecting products and services to the needs of our customers. In the first six months of fiscal 2017, our merchants continued to collaborate with our suppliers to introduce a wide range of innovative new products to our do-it-yourself, do-it-for-me and professional customers, while remaining focused on offering everyday values in our stores and online.
Productivity and Efficiency Driven by Capital Allocation – We drive productivity and efficiency through continuous operational improvement in our stores and supply chain. Further, our disciplined capital allocation builds shareholder value through higher returns on invested capital and total value returned to shareholders in the form of dividends and share repurchases. In the first six months of fiscal 2017, we continued to optimize the flow of products from suppliers to shelves and to our customers’ locations through Project Sync. This multi-year supply chain program is designed to create an end-to-end solution that will benefit all participants in our supply chain. We plan to continue to innovate our business model and value chain to support our productivity cycle and enhance overall value for customers throughout the year.
In February 2017, our Board of Directors increased our targeted dividend payout ratio to 55% of Diluted Earnings per Share for fiscal 2016. Also in February 2017, our Board of Directors authorized a new $15.0 billion share repurchase program that replaced the previous authorization. Under the program, we repurchased a total of 17.3 million shares for $2.6 billion through an Accelerated Share Repurchase ("ASR") agreement and the open market during the second quarter of fiscal 2017.
We opened one new store in the U.S. during the second quarter of fiscal 2017, for a total store count of 2,282 at the end of the quarter. As of the end of the second quarter of fiscal 2017, a total of 302 of our stores, or 13.2%, were located in Canada and Mexico.
We generated $7.9 billion of cash flow from operations in the first six months of fiscal 2017. This cash flow, along with $2.0 billion of long-term debt issued in the first six months of fiscal 2017, was used to fund cash payments of $3.9 billion for share repurchases, pay $2.1 billion of dividends, fund $846 million in capital expenditures and repay $710 million of short-term debt.
Our inventory turnover ratio was 5.3 times at the end of the second quarter of fiscal 2017 compared to 5.2 times at the end of the second quarter of fiscal 2016. Our return on invested capital (defined as net operating profit after tax, a non-GAAP financial measure, for the most recent twelve-month period, divided by the average of beginning and ending long-term debt, including current installments, and equity for the most recent twelve-month period) was 32.0% for the second quarter of fiscal 2017 compared to 29.0% for the second quarter of fiscal 2016. For a reconciliation of net operating profit after tax to Net Earnings, the most comparable GAAP financial measure, and our calculation of return on invested capital, see "Non-GAAP Financial Measures" below.

We believe the percentage relationship between Net Sales and the major categories in the Consolidated Statements of Earnings and the percentage change in the dollar amounts of each of these items as well as the selected sales data presented below are important in evaluating the performance of our business operations.

	% of Net Sales				% Increase (Decrease) in Dollar Amounts
	Three Months Ended		Six Months Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016	Three Months	Six Months
NET SALES	100.0%	100.0%	100.0%	100.0%	6.2%	5.6%
GROSS PROFIT	33.7	33.7	33.9	34.0	6.0	5.4
Operating Expenses:
Selling, General and Administrative	16.2	16.6	17.1	17.6	3.7	2.8
Depreciation and Amortization	1.6	1.6	1.7	1.8	3.0	2.8
Total Operating Expenses	17.8	18.2	18.9	19.4	3.6	2.8

OPERATING INCOME	15.9	15.5	15.0	14.6	8.8	8.8
Interest and Other (Income) Expense:
Interest and Investment Income	(0.1)	—	(0.1)	—	100.0	93.3
Interest Expense	0.9	0.9	1.0	1.0	12.3	8.1
Interest and Other, net	0.9	0.9	0.9	0.9	9.2	5.4

EARNINGS BEFORE PROVISION FOR INCOME TAXES	15.0	14.6	14.1	13.6	8.7	9.0
Provision for Income Taxes	5.5	5.4	5.1	5.0	7.5	6.7
NET EARNINGS	9.5%	9.2%	9.0%	8.6%	9.5%	10.4%
SELECTED SALES DATA (1)
Number of Customer Transactions	441.8	430.0	822.6	804.8	2.8%	2.2%
Average Ticket	$63.05	$60.87	$62.74	$60.48	3.6%	3.7%
Sales per Square Foot	$464.38	$438.61	$429.17	$407.64	5.9%	5.3%
Comparable Store Sales Increase (%) (2)	6.3%	4.7%	6.0%	5.5%	N/A	N/A
Online Sales (% of Net Sales) (3)	6.4%	5.6%	6.5%	5.6%	23.3%	23.1%
Note: Certain percentages may not sum to totals due to rounding.
 —————

(1)	Selected Sales Data does not include results for Interline, which was acquired in the third quarter of fiscal 2015.

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
N/A – Not Applicable

RESULTS OF OPERATIONS
Net Sales for the second quarter of fiscal 2017 increased 6.2% to $28.1 billion from $26.5 billion for the second quarter of fiscal 2016. For the first six months of fiscal 2017, Net Sales increased 5.6% to $52.0 billion from $49.2 billion for the first six months of fiscal 2016. The increase in Net Sales for the second quarter and first six months of fiscal 2017 primarily reflects the impact of positive comparable store sales driven by increased customer transactions and average ticket growth. The increase in Net Sales was partially offset by pressure from foreign currency fluctuations, which negatively impacted total sales growth by $64 million and $135 million for the second quarter and first six months of fiscal 2017, respectively.
Total comparable store sales increased 6.3% and 6.0% for the second quarter and first six months of fiscal 2017, respectively, which reflects a number of factors, including the execution of our strategy and broad-based growth across our stores. All of our departments posted positive comparable store sales for the second quarter and first six months of fiscal 2017. Comparable store sales for our Lumber, Electrical, Tools, Flooring, Building Materials, Appliances, Indoor Garden and Décor product categories were above the Company average for the second quarter of fiscal 2017. Further, our comparable store average ticket increased 3.6% and 3.8% for the second quarter and first six months of fiscal 2017, respectively, due in part to strong sales in big ticket purchases such as appliances and flooring, offset in part by pressure from foreign currency fluctuations. Our comparable store customer transactions increased 2.6% and 2.1% for the second quarter and first six months of fiscal 2017, respectively.
Gross Profit increased 6.0% to $9.5 billion for the second quarter of fiscal 2017 from $8.9 billion for the second quarter of fiscal 2016. For the first six months of fiscal 2017, Gross Profit increased 5.4% to $17.6 billion from $16.7 billion for the first six months of fiscal 2016. Gross Profit as a percent of Net Sales, or gross profit margin, was 33.7% for the second quarter of both fiscal 2017 and 2016. For the first six months of fiscal 2017, gross profit margin was 33.9% compared to 34.0% for the first six months of fiscal 2016. Gross profit margin for the second quarter and first six months of fiscal 2017 reflects the impact of product mix changes and higher shrink, offset by benefits from our supply chain driven by increased productivity.
Selling, General and Administrative expenses ("SG&A") increased 3.7% to $4.5 billion for the second quarter of fiscal 2017 from $4.4 billion for the second quarter of fiscal 2016. For the first six months of fiscal 2017, SG&A increased 2.8% to $8.9 billion from $8.7 billion for the first six months of fiscal 2016. As a percent of Net Sales, SG&A was 16.2% for the second quarter of fiscal 2017 compared to 16.6% for the second quarter of fiscal 2016. For the first six months of fiscal 2017, SG&A as a percent of Net Sales was 17.1% compared to 17.6% for the first six months of fiscal 2016. The decrease in SG&A as a percent of Net Sales for the second quarter and first six months of fiscal 2017 reflects expense leverage resulting from the positive comparable store sales environment and continued expense control.
Depreciation and Amortization increased 3.0% to $449 million for the second quarter of fiscal 2017 from $436 million for the second quarter of fiscal 2016. For the first six months of fiscal 2017, Depreciation and Amortization increased 2.8% to $893 million from $869 million for the first six months of fiscal 2016. Depreciation and Amortization as a percent of Net Sales was 1.6% for the second quarter of both fiscal 2017 and 2016. For the first six months of fiscal 2017, Depreciation and Amortization as a percent of Net Sales was 1.7% compared to 1.8% for the first six months of fiscal 2016. Depreciation and Amortization as a percent of Net Sales for the second quarter and first six months of fiscal 2017 reflects expense leverage resulting from the positive comparable store sales environment.
Operating Income increased 8.8% to $4.5 billion for the second quarter of fiscal 2017 from $4.1 billion for the second quarter of fiscal 2016. For the first six months of fiscal 2017, Operating Income increased 8.8% to $7.8 billion from $7.2 billion for the first six months of fiscal 2016. Operating Income as a percent of Net Sales was 15.9% for the second quarter of fiscal 2017 compared to 15.5% for the second quarter of fiscal 2016. For the first six months of fiscal 2017, Operating Income as a percent of Net Sales was 15.0% compared to 14.6% for the first six months of fiscal 2016.
Interest and Other, net, was $249 million for the second quarter of fiscal 2017 compared to $228 million for the second quarter of fiscal 2016. For the first six months of fiscal 2017, Interest and Other, net, was $490 million compared to $465 million for the first six months of fiscal 2016. Interest and Other, net, as a percent of Net Sales was 0.9% for the second quarter and first six months of both fiscal 2017 and 2016.
Our combined effective income tax rate was 36.0% for the first six months of fiscal 2017 compared to 36.8% for the first six months of fiscal 2016. The effective income tax rate for the first six months of fiscal 2017 reflects an $85 million benefit to our Provision for Income Taxes for share-based payment awards as a result of the adoption of ASU No. 2016-09.

Diluted Earnings per Share were $2.25 for the second quarter of fiscal 2017 compared to $1.97 for the second quarter of fiscal 2016. For the first six months of fiscal 2017, Diluted Earnings per Share were $3.91 compared to $3.40 for the first six months of fiscal 2016. Diluted Earnings per Share for the second quarter and first six months of fiscal 2017 included benefits of $0.02 and $0.07, respectively, as a result of the adoption of ASU No. 2016-09.

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
The following table provides our ROIC calculation and reconciles NOPAT, a non-GAAP financial measure, to Net Earnings, the most comparable GAAP financial measure:

	For the Twelve Months Ended
amounts in millions	July 30, 2017	July 31, 2016
Net Earnings	$8,399	$7,440
Add:
Interest and Other, net	961	941
Provision for Income Taxes	4,699	4,329
Operating Income	14,059	12,710
Subtract:
Income Tax Adjustment (1)	5,080	4,655
Net Operating Profit After Tax	$8,979	$8,055

Average Debt and Equity (2)	$28,061	$27,757

Return on Invested Capital (3)	32.0%	29.0%
 —————

(1)	Income Tax Adjustment is defined as Operating Income multiplied by the Company's effective tax rate.

(2)	Average Debt and Equity is defined as the average of beginning and ending long-term debt, including current installments, and equity for the most recent twelve-month period.

(3)	Return on Invested Capital is calculated as Net Operating Profit After Tax divided by Average Debt and Equity.
LIQUIDITY AND CAPITAL RESOURCES
Cash flow generated from operations provides us with a significant source of liquidity. For the first six months of fiscal 2017, Net Cash Provided by Operating Activities was $7.9 billion compared to $6.9 billion for the same period of fiscal 2016. This increase was primarily due to a $442 million increase in Net Earnings resulting from higher comparable store sales and expense leverage, $307 million more in cash related to the effective management of Merchandise Inventories and a $160 million increase in cash related to Deferred Revenue.
Net Cash Used in Investing Activities for the first six months of fiscal 2017 was $1.1 billion compared to $674 million for the same period of fiscal 2016. This change was primarily due to $268 million in Payments for Businesses Acquired, net, related to the acquisition of Compact Power and a $149 million increase in Capital Expenditures.
Net Cash Used in Financing Activities for the first six months of fiscal 2017 was $4.6 billion compared to $4.4 billion for the same period of fiscal 2016. This change was primarily due to $1.5 billion more in Repurchases of Common Stock, $412 million more in Cash Dividends Paid to Stockholders and $360 million more in Repayments of Short-Term Debt, partially offset by $2.0 billion more in net incremental long-term debt issued in the first six months of fiscal 2017 compared to the same period of fiscal 2016.
In June 2017, we issued $500 million of floating rate senior notes due June 5, 2020; $750 million of 1.80% senior notes due June 5, 2020 at a discount of $1 million; and $750 million of 3.90% senior notes due June 15, 2047 at a discount of $5 million (together, the “June 2017 issuance”). The net proceeds of the June 2017 issuance will be used for general corporate purposes, including repurchases of shares of our common stock. See Note 3 to the Consolidated Financial Statements included in this report.
In the second quarter of fiscal 2017, we entered into an ASR agreement under which we paid $1.65 billion to a third party financial institution and received a total of 10.8 million shares. See Note 4 to the Consolidated Financial Statements included in this report.
We have commercial paper programs that allow for borrowings up to $2.0 billion. In connection with these programs, we have a back-up credit facility with a consortium of banks for borrowings up to $2.0 billion. The credit facility expires in December 2019 and contains various customary covenants. At July 30, 2017, we were in compliance with all of the covenants, and none are expected to impact our liquidity or capital resources. During the first six months of fiscal 2017, all of our short-term borrowings were under these commercial paper programs, and the maximum amount outstanding at any time during the first six months of fiscal 2017 was $1.0 billion. As of July 30, 2017, there were no borrowings outstanding under the commercial paper programs or the related credit facility.
As of July 30, 2017, we had $4.8 billion in Cash and Cash Equivalents. We believe that our current cash position, access to the long-term debt capital markets and cash flow generated from operations should be sufficient not only for our operating requirements but also to enable us to complete our capital expenditure programs and fund dividend payments, share repurchases and any required long-term debt payments through the next several fiscal years. In addition, we have funds available from our commercial paper programs and the ability to obtain alternative sources of financing.
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
Under the direction and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the Company evaluated its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) and concluded that its disclosure controls and procedures were effective as of July 30, 2017. There has been no change in the Company's internal control over financial reporting during the fiscal quarter ended July 30, 2017, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Except as set forth below, there were no material changes during the second quarter of fiscal 2017 to our disclosure in Item 3 of our 2016 Form 10-K.
For a description of the matters related to the Data Breach, see Note 7 to the Consolidated Financial Statements included in Part I, Item 1, "Financial Statements", which description is incorporated herein by reference.
SEC regulations require us to disclose certain information about proceedings arising under federal, state or local environmental provisions if we reasonably believe that such proceedings may result in monetary sanctions of $100,000 or more.
As previously reported, the Company has been cooperating with various District Attorneys and the California Attorney General’s office in their investigation of the Company’s disposal of hazardous waste at its California facilities. The Company currently expects to settle this matter and recorded an accrual for estimated probable losses it expects to incur. The Company does not expect the outcome of this matter to have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

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

(a) Unregistered Sales of Equity Securities

1.
During the second quarter of fiscal 2017, the Company issued 4,427 deferred stock units under The Home Depot, Inc. Non-Employee Directors' Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act") and Rule 506 of the SEC's Regulation D thereunder. The deferred stock units were credited to the accounts of those non-employee directors who elected to receive all or a portion of board retainers in the form of deferred stock units instead of cash during the second quarter of fiscal 2017. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.

2.
During the second quarter of fiscal 2017, the Company credited 1,201 deferred stock units to participant accounts under The Home Depot FutureBuilder Restoration Plan pursuant to an exemption from the registration requirements of the Securities Act for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following the termination of service as described in this plan.

(b) Purchases of Equity Securities
In the first quarter of fiscal 2017, the Board of Directors authorized a $15.0 billion share repurchase program. Through the end of the second quarter of fiscal 2017, the Company has repurchased shares of its common stock having a value of approximately $3.9 billion under this program. The number and average price of shares purchased in each fiscal month of the second quarter of fiscal 2017 are set forth in the table below:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
May 1, 2017 – May 28, 2017	2,568,802	$155.10	2,541,700	$13,353,177,965
May 29, 2017 – June 25, 2017(3)	11,024,433	$153.59	11,021,252	$11,500,000,423
June 26, 2017 – July 30, 2017(3)	3,710,809	$148.57	3,703,136	$11,109,236,100
	17,304,044	$152.74	17,266,088
 —————
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
(3) In the second quarter of fiscal 2017, the Company paid $1.65 billion under an ASR agreement and received an initial delivery of 9.7 million shares. The transaction was completed later in the second quarter of fiscal 2017, at which time the Company received an additional 1.1 million shares. The final number of shares delivered upon settlement of the agreement was determined with reference to the volume weighted average price per share of the Company's common stock over the term of the agreement, less a negotiated discount. See Note 4 to the Consolidated Financial Statements included in this report.

Item 6.	Exhibits
For a list of the exhibits required to be filed as exhibits to this report, see the Index to Exhibits to the Consolidated Financial Statements included in this report.

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

August 21, 2017
(Date)

INDEX TO EXHIBITS

Exhibit	Description

Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the references in brackets. All other exhibits are filed or furnished herewith.

*3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q filed on September 1, 2011, Exhibit 3.1]

*3.2	By-Laws of The Home Depot, Inc. (Amended and Restated Effective March 3, 2016). [Form 8-K filed on March 8, 2016, Exhibit 3.2]

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1	Acknowledgement of Independent Registered Public Accounting Firm, dated August 21, 2017.

31.1	Certification of the Chief Executive Officer and President pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and President furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Chief Financial Officer and Executive Vice President – Corporate Services furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2017, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.