Form 10-Q
period 2017-10-29
HOME DEPOT INC
filed 2017-11-21
CIK 354950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2017
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
1,167,748,619 shares of common stock, $0.05 par value, as of November 14, 2017

THE HOME DEPOT, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements.
THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

amounts in millions, except per share data	October 29, 2017	January 29, 2017
ASSETS
Current Assets:
Cash and Cash Equivalents	$3,549	$2,538
Receivables, net	2,166	2,029
Merchandise Inventories	13,419	12,549
Other Current Assets	548	608
Total Current Assets	19,682	17,724
Property and Equipment, at cost	41,614	40,426
Less Accumulated Depreciation and Amortization	19,654	18,512
Net Property and Equipment	21,960	21,914
Goodwill	2,217	2,093
Other Assets	1,164	1,235
Total Assets	$45,023	$42,966
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-Term Debt	$125	$710
Accounts Payable	8,570	7,000
Accrued Salaries and Related Expenses	1,488	1,484
Sales Taxes Payable	629	508
Deferred Revenue	1,788	1,669
Income Taxes Payable	139	25
Current Installments of Long-Term Debt	1,198	542
Other Accrued Expenses	2,065	2,195
Total Current Liabilities	16,002	14,133
Long-Term Debt, excluding current installments	24,266	22,349
Other Long-Term Liabilities	1,968	1,855
Deferred Income Taxes	244	296
Total Liabilities	42,480	38,633

Common Stock, par value $0.05; authorized: 10,000 shares; issued: 1,779 shares at October 29, 2017 and 1,776 shares at January 29, 2017; outstanding: 1,168 shares at October 29, 2017 and 1,203 shares at January 29, 2017	89	88
Paid-In Capital	9,883	9,787
Retained Earnings	39,193	35,519
Accumulated Other Comprehensive Loss	(629)	(867)
Treasury Stock, at cost, 611 shares at October 29, 2017 and 573 shares at January 29, 2017	(45,993)	(40,194)
Total Stockholders’ Equity	2,543	4,333
Total Liabilities and Stockholders’ Equity	$45,023	$42,966
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
amounts in millions, except per share data	October 29, 2017	October 30, 2016	October 29, 2017	October 30, 2016
NET SALES	$25,026	$23,154	$77,021	$72,388
Cost of Sales	16,378	15,112	50,758	47,628
GROSS PROFIT	8,648	8,042	26,263	24,760

Operating Expenses:
Selling, General and Administrative	4,514	4,280	13,424	12,949
Depreciation and Amortization	454	442	1,347	1,311
Total Operating Expenses	4,968	4,722	14,771	14,260

OPERATING INCOME	3,680	3,320	11,492	10,500

Interest and Other (Income) Expense:
Interest and Investment Income	(22)	(10)	(51)	(25)
Interest Expense	269	246	788	726
Interest and Other, net	247	236	737	701

EARNINGS BEFORE PROVISION FOR INCOME TAXES	3,433	3,084	10,755	9,799
Provision for Income Taxes	1,268	1,115	3,904	3,586
NET EARNINGS	$2,165	$1,969	$6,851	$6,213

Basic Weighted Average Common Shares	1,168	1,224	1,184	1,236
BASIC EARNINGS PER SHARE	$1.85	$1.61	$5.79	$5.03

Diluted Weighted Average Common Shares	1,174	1,229	1,190	1,242
DILUTED EARNINGS PER SHARE	$1.84	$1.60	$5.76	$5.00

Dividends Declared per Share	$0.89	$0.69	$2.67	$2.07
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
amounts in millions	October 29, 2017	October 30, 2016	October 29, 2017	October 30, 2016
NET EARNINGS	$2,165	$1,969	$6,851	$6,213
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(145)	(125)	244	(8)
Cash Flow Hedges, net of tax	(2)	21	(5)	23
Other	—	(1)	(1)	—
Total Other Comprehensive Income (Loss)	(147)	(105)	238	15
COMPREHENSIVE INCOME	$2,018	$1,864	$7,089	$6,228
See accompanying Notes to Consolidated Financial Statements.

THE HOME DEPOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
amounts in millions	October 29, 2017	October 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$6,851	$6,213
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,533	1,474
Stock-Based Compensation Expense	214	199
Changes in Assets and Liabilities, net of acquisition effects:
Receivables, net	(95)	(108)
Merchandise Inventories	(776)	(1,453)
Other Current Assets	75	36
Accounts Payable and Accrued Expenses	1,597	1,449
Deferred Revenue	115	64
Income Taxes Payable	113	184
Deferred Income Taxes	(76)	(131)
Other, net	190	(8)
Net Cash Provided by Operating Activities	9,741	7,919

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(1,354)	(1,145)
Payments for Business Acquired, net	(260)	—
Proceeds from Sales of Property and Equipment	38	30
Net Cash Used in Investing Activities	(1,576)	(1,115)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of Short-Term Debt, net	(585)	(350)
Proceeds from Long-Term Debt, net of discounts	2,991	4,959
Repayments of Long-Term Debt	(534)	(3,034)
Repurchases of Common Stock	(6,067)	(4,535)
Proceeds from Sales of Common Stock	157	136
Cash Dividends Paid to Stockholders	(3,174)	(2,567)
Other Financing Activities	(41)	(33)
Net Cash Used in Financing Activities	(7,253)	(5,424)

Change in Cash and Cash Equivalents	912	1,380
Effect of Exchange Rate Changes on Cash and Cash Equivalents	99	(7)
Cash and Cash Equivalents at Beginning of Period	2,538	2,216
Cash and Cash Equivalents at End of Period	$3,549	$3,589
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
Valuation Reserves
As of October 29, 2017 and January 29, 2017, the valuation allowances for Merchandise Inventories and uncollectible Receivables were not material.
Recent Accounting Pronouncements
There have been no material changes to the Company’s position regarding recent accounting pronouncements pending adoption as disclosed in the 2016 Form 10-K, except as set forth below.
In August 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" which amends the hedge accounting recognition and presentation requirements. ASU No. 2017-12 eliminates the concept of recognizing periodic hedge ineffectiveness for cash flow and net investment hedges and allows the entity to apply the shortcut method to partial-term fair value hedges of interest rate risk. ASU No. 2017-12 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted in any interim period after issuance of this update. The Company is evaluating the effect that ASU No. 2017-12 will have on its Consolidated Financial Statements and related disclosures.
In May 2014, the FASB issued a new standard related to revenue recognition. Under ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)", revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods.
The Company continues to evaluate the effect that ASU No. 2014-09 will have on its Consolidated Financial Statements and related disclosures and controls. The Company has determined that the adoption of ASU No. 2014-09 will impact the Company’s method of recognizing gift card breakage income, which is currently recognized based upon historical redemption patterns. ASU No. 2014-09 requires gift card breakage income to be recognized in proportion to the pattern of rights exercised by the customer when the Company expects to be entitled to breakage. Other areas which could be impacted may be identified as the Company continues its evaluation of ASU No. 2014-09. The Company plans to adopt ASU No. 2014-09 on January 29, 2018 using the modified retrospective method.
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

THE HOME DEPOT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
As a result of the adoption of ASU No. 2016-09, the Company recognized $7 million and $92 million of excess tax benefits related to share-based payment awards in its Provision for Income Taxes during the third quarter and first nine months of fiscal 2017, respectively. The recognition of these benefits contributed $0.01 and $0.08 to Diluted Earnings per Share for the third quarter and first nine months of fiscal 2017, respectively.

3.	LONG-TERM DEBT
In September 2017, the Company issued $1.0 billion of 2.80% senior notes due September 14, 2027 (the "2027 notes") at a discount of $3 million. Interest on the 2027 notes is due semi-annually on March 14 and September 14 of each year, beginning March 14, 2018. The $3 million discount associated with the 2027 notes is being amortized over the term of the notes using the effective interest rate method. Issuance costs of $6 million associated with the 2027 notes were recorded as a direct deduction to the carrying value of the senior notes and are being amortized over the term of the notes. The net proceeds of the 2027 notes were used to repay the Company's floating rate notes due September 15, 2017 and for general corporate purposes, including repurchases of the Company's common stock.
In June 2017, the Company issued $500 million of floating rate senior notes due June 5, 2020 (the "2020 floating rate notes"); $750 million of 1.80% senior notes due June 5, 2020 (the "2020 notes") at a discount of $1 million; and $750 million of 3.90% senior notes due June 15, 2047 (the "2047 notes") at a discount of $5 million (together, the "June 2017 issuance"). The 2020 floating rate notes bear interest at a variable rate determined quarterly equal to the three-month London Interbank Offered Rate ("LIBOR") plus 15 basis points. Interest on the 2020 floating rate notes is due quarterly on March 5, June 5, September 5, and December 5 of each year, beginning September 5, 2017. Interest on the 2020 notes is due semi-annually on June 5 and December 5 of each year, beginning December 5, 2017. Interest on the 2047 notes is due semi-annually on June 15 and December 15 of each year, beginning December 15, 2017. Interest payments for the 2020 notes and 2047 notes will include accrued interest from and including June 5, 2017. The $6 million discount associated with the 2020 notes and the 2047 notes is being amortized over the term of the notes using the effective interest rate method. Issuance costs of $12 million associated with the June 2017 issuance were recorded as a direct deduction to the carrying value of the senior notes and are being amortized over the term of the notes. The net proceeds of the June 2017 issuance were used for general corporate purposes, including repurchases of the Company's common stock.
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
Also in September 2017, we entered into an interest rate swap agreement with a notional amount of $250 million, accounted for as a fair value hedge, to hedge against changes in the fair value of the 2027 notes attributable to changes in the designated benchmark interest rate.

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
The following table provides the terms for each of the ASR agreements the Company entered into during the first nine months of fiscal 2017. Each of these agreements followed the structure outlined above (amounts in millions):

Agreement Date	Settlement Date	Agreement Amount	Initial Shares Delivered	Additional Shares Delivered	Total Shares Delivered
Q2 2017	Q2 2017	$1,650	9.7	1.1	10.8
Q3 2017(1)	Q4 2017	$1,200	6.7	0.7	7.4
 —————

(1)
The fair market value of the initial 6.7 million shares on the date of delivery was $1,053 million and is included in Treasury Stock in the accompanying Consolidated Balance Sheets as of October 29, 2017. The remaining $147 million is included in Paid-In Capital in the accompanying Consolidated Balance Sheets as of October 29, 2017. The ASR agreement terminated on November 17, 2017, at which time the Company became contractually entitled to receive an additional 0.7 million shares upon settlement.

5.	FAIR VALUE MEASUREMENTS
The carrying amount of Cash and Cash Equivalents, Receivables and Accounts Payable as reported in the Company's Consolidated Balance Sheets approximates fair value due to their short-term maturities.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the assets and liabilities, if any, of the Company that are measured at fair value on a recurring basis:

	Fair Value at October 29, 2017 Using			Fair Value at January 29, 2017 Using
amounts in millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative agreements - assets	$—	$189	$—	$—	$271	$—
Derivative agreements - liabilities	—	(9)	—	—	—	—
Total	$—	$180	$—	$—	$271	$—
The Company uses derivative financial instruments from time to time in the management of its interest rate exposure on certain Long-Term Debt and its exposure to foreign currency fluctuations.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Long-lived assets were analyzed for impairment on a nonrecurring basis using fair value measurements with unobservable inputs (level 3). Impairment charges related to long-lived assets in the first nine months of fiscal 2017 and 2016 were not material.
During the third quarter of fiscal 2017, the Company completed its annual assessment of the recoverability of Goodwill for its U.S., Canada and Mexico reporting units. The Company performed qualitative assessments, concluding that the fair value of the reporting units was not more likely than not less than the carrying value. Accordingly, no Goodwill impairments were recorded for these reporting units.
The aggregate fair values and carrying values of the Company's senior notes were as follows:

	October 29, 2017		January 29, 2017
amounts in millions	Fair Value (Level 1)	Carrying Value	Fair Value (Level 1)	Carrying Value
Senior notes	$26,650	$24,482	$23,620	$22,013

THE HOME DEPOT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES
The following table presents the reconciliation of basic to diluted weighted average common shares as well as the effect of anti-dilutive securities excluded from diluted weighted average common shares:

	Three Months Ended		Nine Months Ended
amounts in millions	October 29, 2017	October 30, 2016	October 29, 2017	October 30, 2016
Basic Weighted Average Common Shares	1,168	1,224	1,184	1,236
Effect of potentially dilutive securities	6	5	6	6
Diluted Weighted Average Common Shares	1,174	1,229	1,190	1,242

Effect of anti-dilutive securities excluded from Diluted Weighted Average Common Shares	—	1	1	1

7.	COMMITMENTS AND CONTINGENCIES
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
As reported in the 2016 Form 10-K, in the first quarter of fiscal 2017, the Company agreed to settlement terms that, upon approval of the court, will resolve and dismiss the claims asserted in the financial institutions class actions. In addition, in the first quarter of fiscal 2017, the parties to the purported shareholder derivative actions agreed to settlement terms that, upon approval of the court, will resolve and dismiss the claims asserted in those actions. In the third quarter of fiscal 2017, both of these settlement agreements were approved by the court.
As of the end of the first quarter of fiscal 2017, the Company has resolved the most significant claims relating to the Data Breach, and there were no material changes during the first nine months of fiscal 2017 to the Company’s loss contingency assessment relating to any remaining matters. The Company does not believe that the ultimate amounts paid with respect to any remaining matters will have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows in future periods.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
The Home Depot, Inc.:
We have reviewed the Consolidated Balance Sheet of The Home Depot, Inc. and Subsidiaries as of October 29, 2017, the related Consolidated Statements of Earnings and Comprehensive Income for the three-month and nine-month periods ended October 29, 2017 and October 30, 2016, and the related Consolidated Statements of Cash Flows for the nine-month periods ended October 29, 2017 and October 30, 2016. These Consolidated Financial Statements are the responsibility of the Company's management.
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
November 20, 2017

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

EXECUTIVE SUMMARY AND SELECTED FINANCIAL AND OPERATING DATA
Net Sales increased 8.1% to $25.0 billion for the third quarter of fiscal 2017 from $23.2 billion for the third quarter of fiscal 2016. For the first nine months of fiscal 2017, Net Sales increased 6.4% to $77.0 billion from $72.4 billion for the first nine months of fiscal 2016. Our total comparable store sales increased 7.9% for the third quarter of fiscal 2017, driven by a 5.1% increase in our comparable store average ticket and a 2.7% increase in our comparable store customer transactions. Comparable store sales for our U.S. stores increased 7.7% for the third quarter of fiscal 2017. For the first nine months of fiscal 2017, our total comparable store sales increased 6.6% and comparable store sales for our U.S. stores increased 6.8%.
For the third quarter of fiscal 2017, we reported Net Earnings of $2.2 billion and Diluted Earnings per Share of $1.84 compared to Net Earnings of $2.0 billion and Diluted Earnings per Share of $1.60 for the third quarter of fiscal 2016. For the first nine months of fiscal 2017, we reported Net Earnings of $6.9 billion and Diluted Earnings per Share of $5.76 compared to Net Earnings of $6.2 billion and Diluted Earnings per Share of $5.00 for the first nine months of fiscal 2016.
In the third quarter of fiscal 2017, three hurricanes impacted our operations in the continental U.S., Puerto Rico and the U.S. Virgin Islands. Hurricane-related sales positively impacted total sales growth by approximately $282 million in the third quarter of fiscal 2017. The gross margin on these hurricane-related sales was considerably less than the Company average. We also incurred approximately $104 million of hurricane-related expense in the third quarter of fiscal 2017. As a result of the hurricanes, operating profit was negatively impacted by approximately $51 million in the third quarter of fiscal 2017.
We opened one new store in Mexico during the third quarter of fiscal 2017, for a total store count of 2,283 at the end of the quarter. As of the end of the third quarter of fiscal 2017, a total of 303 of our stores, or 13.3%, were located in Canada and Mexico. Total sales per square foot for the third quarter of fiscal 2017 were $412.49, up 7.9% from last year. For the first nine months of 2017, total sales per square foot were $423.60, up 6.1% from last year. Our inventory turnover ratio was 5.2 times at the end of the third quarter of fiscal 2017 compared to 5.0 times at the end of the third quarter of fiscal 2016.

In the third quarter and first nine months of fiscal 2017, we continued to focus on the following:
Customer Experience – Customer experience is anchored on the principles of putting customers first and taking care of our associates, and our commitment to customer service remains strong. In the first nine months of fiscal 2017, we continued to invest in our digital platforms, including content, website improvements, and the mobile experience, to provide a frictionless interconnected experience online, while also remaining focused on improving the interconnected experience in the store. Sales from our online channels increased 18.6% for the third quarter of fiscal 2017 compared to the same period last year, and represented 6.2% of our total Net Sales. For the first nine months of fiscal 2017, sales from our online channels increased 21.6% compared to the same period last year, and represented 6.4% of our total Net Sales. We also continued to focus on being a valued partner to our professional customers by offering solutions in the store and at the jobsite that help them effectively manage their businesses.
Product Authority – Product authority is facilitated by our merchandising transformation and portfolio strategy, which is focused on delivering product innovation, assortment and value. We strive to be the leader in product authority, connecting products and services to the needs of our customers. In the first nine months of fiscal 2017, our merchants continued to collaborate with our suppliers to introduce a wide range of innovative new products to our do-it-yourself, do-it-for-me and professional customers, while remaining focused on offering everyday values in our stores and online.
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
In February 2017, our Board of Directors increased our targeted dividend payout ratio to 55% of Diluted Earnings per Share. Also in February 2017, our Board of Directors authorized a new $15.0 billion share repurchase program that replaced the previous authorization. Under the program, we repurchased a total of 12.3 million shares of our common stock for $2.1 billion through an ASR agreement and the open market during the third quarter of fiscal 2017. During the first nine months of fiscal 2017, we repurchased 38.0 million shares of our common stock for $5.9 billion through ASR agreements and the open market.
We generated $9.7 billion of cash flow from operations in the first nine months of fiscal 2017. This cash flow, along with $3.0 billion of long-term debt issued in the first nine months of fiscal 2017, was used to fund cash payments of $6.1 billion for share repurchases, pay $3.2 billion of dividends, fund $1.4 billion in capital expenditures, repay $585 million of short-term debt, and repay $500 million of floating rate senior notes that matured on September 15, 2017.
Our return on invested capital ("ROIC") was 32.5% for the third quarter of fiscal 2017 compared to 29.1% for the third quarter of fiscal 2016. We define ROIC as net operating profit after tax ("NOPAT"), a non-GAAP financial measure, for the most recent twelve-month period, divided by the average of beginning and ending long-term debt, including current installments, and equity for the most recent twelve-month period. For a reconciliation of NOPAT to Net Earnings, the most comparable GAAP financial measure, and our calculation of ROIC, see "Non-GAAP Financial Measures" below.

We believe the percentage relationship between Net Sales and the major categories in the Consolidated Statements of Earnings and the percentage change in the dollar amounts of each of these items as well as the selected sales data presented below are important in evaluating the performance of our business operations.

	% of Net Sales				% Increase (Decrease) in Dollar Amounts
	Three Months Ended		Nine Months Ended
	October 29, 2017	October 30, 2016	October 29, 2017	October 30, 2016	Three Months	Nine Months
NET SALES	100.0%	100.0%	100.0%	100.0%	8.1%	6.4%
GROSS PROFIT	34.6	34.7	34.1	34.2	7.5	6.1
Operating Expenses:
Selling, General and Administrative	18.0	18.5	17.4	17.9	5.5	3.7
Depreciation and Amortization	1.8	1.9	1.7	1.8	2.7	2.7
Total Operating Expenses	19.9	20.4	19.2	19.7	5.2	3.6

OPERATING INCOME	14.7	14.3	14.9	14.5	10.8	9.4
Interest and Other (Income) Expense:
Interest and Investment Income	(0.1)	—	(0.1)	—	N/M	N/M
Interest Expense	1.1	1.1	1.0	1.0	9.3	8.5
Interest and Other, net	1.0	1.0	1.0	1.0	4.7	5.1

EARNINGS BEFORE PROVISION FOR INCOME TAXES	13.7	13.3	14.0	13.5	11.3	9.8
Provision for Income Taxes	5.1	4.8	5.1	5.0	13.7	8.9
NET EARNINGS	8.7%	8.5%	8.9%	8.6%	10.0%	10.3%

SELECTED SALES DATA (1)
Number of Customer Transactions (millions)	389.5	380.0	1,212.0	1,184.8	2.5%	2.3%
Average Ticket (actual)	$62.84	$59.78	$62.78	$60.26	5.1%	4.2%
Sales per Square Foot (actual)	$412.49	$382.18	$423.60	$399.12	7.9%	6.1%
Comparable Store Sales Increase (%) (2)	7.9%	5.5%	6.6%	5.5%	N/A	N/A
Online Sales (% of Net Sales) (3)	6.2%	5.6%	6.4%	5.6%	18.6%	21.6%
Note: Certain percentages may not sum to totals due to rounding.
 —————

(1)	Selected Sales Data does not include results for Interline Brands, Inc., which was acquired in the third quarter of fiscal 2015.

(2)
Includes sales at locations open greater than 12 months, including relocated and remodeled stores and online sales, and excluding closed stores. Retail stores become comparable on the Monday following their 365th day of operation. Comparable store sales is intended only as supplemental information and is not a substitute for Net Sales or Net Earnings presented in accordance with GAAP.

(3)	Consists of sales generated online through our websites for products picked up in stores or delivered to customer locations.
N/M – Not Meaningful
N/A – Not Applicable

RESULTS OF OPERATIONS
Net Sales for the third quarter of fiscal 2017 increased 8.1% to $25.0 billion from $23.2 billion for the third quarter of fiscal 2016. For the first nine months of fiscal 2017, Net Sales increased 6.4% to $77.0 billion from $72.4 billion for the first nine months of fiscal 2016. The increase in Net Sales for the third quarter and first nine months of fiscal 2017 primarily reflects the impact of positive comparable store sales driven by increased customer transactions and average ticket growth. Hurricane-related sales positively impacted total sales growth by approximately $282 million in the third quarter of fiscal 2017. We expect continued hurricane recovery-related sales in the fourth quarter of fiscal 2017.
Total comparable store sales increased 7.9% and 6.6% for the third quarter and first nine months of fiscal 2017, respectively, which reflects a number of factors, including the execution of our strategy and broad-based growth across our stores. All of our departments except one posted positive comparable store sales for the third quarter of fiscal 2017. During the first nine months of fiscal 2017, all of our departments posted positive comparable store sales except for one, which was flat. Comparable store sales for our Lumber, Appliances, Electrical, Indoor Garden, Tools, Building Materials and Flooring product categories were above the Company average for the third quarter of fiscal 2017. Further, our comparable store average ticket increased 5.1% and 4.2% for the third quarter and first nine months of fiscal 2017, respectively, due in part to strong sales in big ticket purchases such as appliances and flooring. Our comparable store customer transactions increased 2.7% and 2.3% for the third quarter and first nine months of fiscal 2017, respectively.
Gross Profit increased 7.5% to $8.6 billion for the third quarter of fiscal 2017 from $8.0 billion for the third quarter of fiscal 2016. For the first nine months of fiscal 2017, Gross Profit increased 6.1% to $26.3 billion from $24.8 billion for the first nine months of fiscal 2016. Gross Profit as a percent of Net Sales, or gross profit margin, was 34.6% for the third quarter of fiscal 2017 compared to 34.7% for the third quarter of fiscal 2016. For the first nine months of fiscal 2017, gross profit margin was 34.1% compared to 34.2% for the first nine months of fiscal 2016. Gross profit margin for the third quarter of fiscal 2017 reflects pressure from product mix changes and higher supply chain expense driven by hurricane-related sales. Gross profit margin for the first nine months of fiscal 2017 reflects the impact of product mix changes and higher shrink, partially offset by benefits from our supply chain.
Selling, General and Administrative ("SG&A") increased 5.5% to $4.5 billion for the third quarter of fiscal 2017 from $4.3 billion for the third quarter of fiscal 2016. For the first nine months of fiscal 2017, SG&A increased 3.7% to $13.4 billion from $12.9 billion for the first nine months of fiscal 2016. SG&A includes approximately $104 million of hurricane-related expenses in the third quarter and first nine months of fiscal 2017. As a percent of Net Sales, SG&A was 18.0% for the third quarter of fiscal 2017 compared to 18.5% for the third quarter of fiscal 2016. For the first nine months of fiscal 2017, SG&A as a percent of Net Sales was 17.4% compared to 17.9% for the first nine months of fiscal 2016. The decrease in SG&A as a percent of Net Sales for the third quarter and first nine months of fiscal 2017 reflects expense leverage resulting from the positive comparable store sales environment and continued expense control.
Depreciation and Amortization increased 2.7% to $454 million for the third quarter of fiscal 2017 from $442 million for the third quarter of fiscal 2016. Depreciation and Amortization was $1.3 billion for the first nine months of both fiscal 2017 and 2016. Depreciation and Amortization as a percent of Net Sales was 1.8% for the third quarter of fiscal 2017 compared to 1.9% for the third quarter of fiscal 2016. For the first nine months of fiscal 2017, Depreciation and Amortization as a percent of Net Sales was 1.7% compared to 1.8% for the first nine months of fiscal 2016. Depreciation and Amortization as a percent of Net Sales for the third quarter and first nine months of fiscal 2017 reflects expense leverage resulting from the positive comparable store sales environment.
Operating Income increased 10.8% to $3.7 billion for the third quarter of fiscal 2017 from $3.3 billion for the third quarter of fiscal 2016. For the first nine months of fiscal 2017, Operating Income increased 9.4% to $11.5 billion from $10.5 billion for the first nine months of fiscal 2016. As a result of the hurricanes, Operating Income was negatively impacted by approximately $51 million in the third quarter and first nine months of fiscal 2017. Operating Income as a percent of Net Sales was 14.7% for the third quarter of fiscal 2017 compared to 14.3% for the third quarter of fiscal 2016. For the first nine months of fiscal 2017, Operating Income as a percent of Net Sales was 14.9% compared to 14.5% for the first nine months of fiscal 2016.
Interest and Other, net, was $247 million for the third quarter of fiscal 2017 compared to $236 million for the third quarter of fiscal 2016. For the first nine months of fiscal 2017, Interest and Other, net, was $737 million compared to $701 million for the first nine months of fiscal 2016. Interest and Other, net, as a percent of Net Sales was 1.0% for the third quarter and first nine months of both fiscal 2017 and 2016.
Our combined effective income tax rate was 36.3% for the first nine months of fiscal 2017 compared to 36.6% for the first nine months of fiscal 2016. The effective income tax rate for the first nine months of fiscal 2017 reflects a $92 million benefit to our Provision for Income Taxes for share-based payment awards as a result of the adoption of ASU No. 2016-09.

Diluted Earnings per Share were $1.84 for the third quarter of fiscal 2017 compared to $1.60 for the third quarter of fiscal 2016. For the first nine months of fiscal 2017, Diluted Earnings per Share were $5.76 compared to $5.00 for the first nine months of fiscal 2016. Diluted Earnings per Share for the third quarter and first nine months of fiscal 2017 included benefits of $0.01 and $0.08, respectively, as a result of the adoption of ASU No. 2016-09.

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
Return on Invested Capital
We believe ROIC is meaningful for investors and management because it measures how effectively we deploy our capital base. The following table provides our ROIC calculation and reconciles NOPAT to Net Earnings:

	For the Twelve Months Ended
dollar amounts in millions	October 29, 2017	October 30, 2016
Net Earnings	$8,595	$7,684
Add:
Interest and Other, net	972	937
Provision for Income Taxes	4,852	4,428
Operating Income	14,419	13,049
Subtract:
Income Tax Adjustment (1)	5,234	4,771
Net Operating Profit After Tax	$9,185	$8,278

Average Debt and Equity (2)	$28,255	$28,441

Return on Invested Capital (3)	32.5%	29.1%
 —————

(1)	Income Tax Adjustment is defined as Operating Income multiplied by the Company's effective tax rate.

(2)	Average Debt and Equity is defined as the average of beginning and ending long-term debt, including current installments, and equity for the most recent twelve-month period.

(3)	ROIC is calculated as NOPAT divided by Average Debt and Equity.
LIQUIDITY AND CAPITAL RESOURCES
Cash flow generated from operations provides us with a significant source of liquidity. For the first nine months of fiscal 2017, Net Cash Provided by Operating Activities was $9.7 billion compared to $7.9 billion for the same period of fiscal 2016. This increase primarily reflects a $677 million increase in operating cash flows from the effective management and procurement of Merchandise Inventories and a $638 million increase in Net Earnings resulting from higher sales and expense leverage.
Net Cash Used in Investing Activities for the first nine months of fiscal 2017 was $1.6 billion compared to $1.1 billion for the same period of fiscal 2016. This change was primarily due to $260 million in Payments for Business Acquired, net, related to the acquisition of Compact Power Equipment, Inc. and a $209 million increase in Capital Expenditures.
Net Cash Used in Financing Activities for the first nine months of fiscal 2017 was $7.3 billion compared to $5.4 billion for the same period of fiscal 2016. This change was primarily due to $1.5 billion more in Repurchases of Common Stock, $607 million more in Cash Dividends Paid to Stockholders and $235 million more in Repayments of Short-Term Debt, partially offset by $532 million more in net incremental long-term debt issued in the first nine months of fiscal 2017 compared to the same period of fiscal 2016.
In September 2017, we issued the 2027 notes at a discount of $3 million. The net proceeds of the 2027 notes were used to repay our floating rate notes due September 15, 2017 and for general corporate purposes, including repurchases of shares of our common stock. See Note 3 to the Consolidated Financial Statements included in this report.

Also in September 2017, we entered into an interest rate swap agreement with a notional amount of $250 million, accounted for as a fair value hedge, to hedge against changes in the fair value of the 2027 notes attributable to changes in the designated benchmark interest rate.
In June 2017, we issued the 2020 floating rate notes; the 2020 notes at a discount of $1 million; and the 2047 notes at a discount of $5 million. The net proceeds of the June 2017 issuance were used for general corporate purposes, including repurchases of shares of our common stock. See Note 3 to the Consolidated Financial Statements included in this report.
In the second quarter of fiscal 2017, we entered into an ASR agreement under which we paid $1.65 billion to a third party financial institution and received a total of 10.8 million shares. In the third quarter of fiscal 2017, we entered into an ASR agreement under which we paid $1.2 billion to a third party financial institution and received an initial delivery of 6.7 million shares. The ASR agreement terminated on November 17, 2017, at which time the Company became contractually entitled to receive an additional 0.7 million shares upon settlement. See Note 4 to the Consolidated Financial Statements included in this report.
We have commercial paper programs that allow for borrowings up to $2.0 billion. In connection with these programs, we have a back-up credit facility with a consortium of banks for borrowings up to $2.0 billion. The credit facility expires in December 2019 and contains various customary covenants. At October 29, 2017, we were in compliance with all of the covenants, and none are expected to impact our liquidity or capital resources. During the first nine months of fiscal 2017, all of our short-term borrowings were under these commercial paper programs, and the maximum amount outstanding at any time during the first nine months of fiscal 2017 was $1.0 billion. As of October 29, 2017, there were $125 million of borrowings outstanding under the commercial paper programs.
As of October 29, 2017, we had $3.5 billion in Cash and Cash Equivalents. We believe that our current cash position, access to the long-term debt capital markets and cash flow generated from operations should be sufficient not only for our operating requirements but also to enable us to complete our capital expenditure programs and fund dividend payments, share repurchases and any required long-term debt payments through the next several fiscal years. In addition, we have funds available from our commercial paper programs and the ability to obtain alternative sources of financing.
RECENT ACCOUNTING PRONOUNCEMENTS
For a summary of recently issued accounting pronouncements which may be applicable to us, see Note 1 to the Consolidated Financial Statements included in this report.
For a summary of recently adopted accounting pronouncements, see Note 2 to the Consolidated Financial Statements included in this report.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risks results primarily from fluctuations in interest rates. We are also exposed to risks from foreign currency exchange rate fluctuations on the translation of our foreign operations into U.S. dollars and on the purchase of goods by these foreign operations that are not denominated in their local currencies. There have been no material changes to our exposure to market risks from those disclosed in our 2016 Form 10-K.

Item 4.	Controls and Procedures.
Under the direction and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the Company evaluated its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) and concluded that its disclosure controls and procedures were effective as of October 29, 2017. There has been no change in the Company's internal control over financial reporting during the fiscal quarter ended October 29, 2017, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
Except as set forth below, there were no material changes during the third quarter of fiscal 2017 to our disclosure in Item 3 of our 2016 Form 10-K.
For a description of the matters related to the Data Breach, see Note 7 to the Consolidated Financial Statements included in Part I, Item 1, "Financial Statements", which description is incorporated herein by reference.

Item 1A.	Risk Factors.
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under Item 1A, "Risk Factors" and elsewhere in our 2016 Form 10-K. These risks and uncertainties could materially and adversely affect our business, consolidated financial condition, results of operations or cash flows. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business. There have been no material changes in the risk factors discussed in our 2016 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

1.
During the third quarter of fiscal 2017, the Company issued 535 deferred stock units under The Home Depot, Inc. Non-Employee Directors' Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act") and Rule 506 of the SEC's Regulation D thereunder. The deferred stock units were credited to the accounts of those non-employee directors who elected to receive all or a portion of board retainers in the form of deferred stock units instead of cash during the third quarter of fiscal 2017. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.

2.
During the third quarter of fiscal 2017, the Company credited 1,188 deferred stock units to participant accounts under The Home Depot FutureBuilder Restoration Plan pursuant to an exemption from the registration requirements of the Securities Act for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following the termination of service as described in this plan.

(b) Purchases of Equity Securities
In the first quarter of fiscal 2017, the Board of Directors authorized a $15.0 billion share repurchase program. Through the end of the third quarter of fiscal 2017, the Company has repurchased shares of its common stock having a value of approximately $5.9 billion under this program. The number and average price of shares purchased in each fiscal month of the third quarter of fiscal 2017 are set forth in the table below:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
July 31, 2017 – August 27, 2017	4,007,643	$151.26	3,975,984	$10,507,805,292
August 28, 2017 – September 24, 2017(3)	8,368,921	$156.65	8,349,174	$9,052,805,480
September 25, 2017 – October 29, 2017	3,214	$163.99	—	$9,052,805,480
	12,379,778	$154.91	12,325,158
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
(3) In the third quarter of fiscal 2017, the Company paid $1.2 billion under an ASR agreement and received an initial delivery of 6.7 million shares. The ASR agreement terminated on November 17, 2017, at which time the Company became contractually entitled to receive an additional 0.7 million shares upon settlement. See Note 4 to the Consolidated Financial Statements included in this report.

Item 6.	Exhibits

Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the references in brackets. All other exhibits are filed or furnished herewith.

*3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q filed on September 1, 2011, Exhibit 3.1]

*3.2	By-Laws of The Home Depot, Inc. (Amended and Restated Effective March 3, 2016). [Form 8-K filed on March 8, 2016, Exhibit 3.2]

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

15.1	Acknowledgement of Independent Registered Public Accounting Firm, dated November 20, 2017.

31.1	Certification of the Chief Executive Officer and President pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and President furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Chief Financial Officer and Executive Vice President – Corporate Services furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2017, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

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

November 20, 2017
(Date)