Form 10-K
period 2018-01-28
HOME DEPOT INC
filed 2018-03-22
CIK 354950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2018
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
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Emerging growth company ☐
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant on July 30, 2017 was $176.5 billion.
The number of shares outstanding of the Registrant’s common stock as of March 2, 2018 was 1,157,269,522 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s proxy statement for the 2018 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K to the extent described herein.

i

COMMONLY USED OR DEFINED TERMS

Term	Definition
ASC	Accounting Standards Codification
ASR	Accelerated share repurchase
ASU	Accounting Standards Update
BODFS	Buy Online, Deliver From Store
BOPIS	Buy Online, Pick-up In Store
BORIS	Buy Online, Return In Store
BOSS	Buy Online, Ship to Store
Compact Power	Compact Power Equipment, Inc.
Comparable sales	As defined in the Results of Operations - Sales section of MD&A
DIFM	Do-It-For-Me
DIY	Do-It-Yourself
EH&S	Environmental, Health and Safety
EPA	U.S. Environmental Protection Agency
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
fiscal 2012	Fiscal year ended February 3, 2013 (includes 53 weeks)
fiscal 2013	Fiscal year ended February 2, 2014 (includes 52 weeks)
fiscal 2014	Fiscal year ended February 1, 2015 (includes 52 weeks)
fiscal 2015	Fiscal year ended January 31, 2016 (includes 52 weeks)
fiscal 2016	Fiscal year ended January 29, 2017 (includes 52 weeks)
fiscal 2017	Fiscal year ended January 28, 2018 (includes 52 weeks)
fiscal 2018	Fiscal year ending February 3, 2019 (includes 53 weeks)
GAAP	U.S. generally accepted accounting principles
GRI	Global Reporting Initiative
HD Supply	HD Supply Holdings, Inc.
Interline	Interline Brands, Inc.
IRS	Internal Revenue Service
LIBOR	London interbank offered rate
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MRO	Maintenance, repair, and operations
NOPAT	Net operating profit after tax
NYSE	New York Stock Exchange
PLCC	Private label credit card
Pro	Professional customer
Restoration Plan	Home Depot FutureBuilder Restoration Plan
ROIC	Return on invested capital
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SER	Social and Environmental Responsibility
SG&A	Selling, general, and administrative
Tax Act	Tax Cuts and Jobs Act of 2017

ii

CAUTIONARY STATEMENT PURSUANT TO THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain statements contained herein, as well as in other filings we make with the SEC and other written and oral information we release, regarding our future performance constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may relate to, among other things, the demand for our products and services; net sales growth; comparable sales; effects of competition; implementation of store, interconnected retail, supply chain and technology initiatives; issues related to the payment methods we accept; state of the economy; state of the residential construction, housing, and home improvement markets; state of the credit markets, including mortgages, home equity loans, and consumer credit; demand for credit offerings; inventory and in-stock positions; management of relationships with our suppliers and vendors; continuation of share repurchase programs; net earnings performance; earnings per share; dividend targets; capital allocation and expenditures; liquidity; return on invested capital; expense leverage; stock-based compensation expense; commodity price inflation and deflation; the ability to issue debt on terms and at rates acceptable to us; the impact and expected outcome of investigations, inquiries, claims, and litigation; the effect of accounting charges; the effect of adopting certain accounting standards; the impact of the Tax Act; store openings and closures; financial outlook; and the integration of acquired companies into our organization and the ability to recognize the anticipated synergies and benefits of those acquisitions.
Forward-looking statements are based on currently available information and our current assumptions, expectations and projections about future events. You should not rely on our forward-looking statements. These statements are not guarantees of future performance and are subject to future events, risks and uncertainties –many of which are beyond our control, dependent on actions of third parties, or currently unknown to us – as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. These risks and uncertainties include, but are not limited to, those described in Item 1A, "Risk Factors," and elsewhere in this report and also as may be described from time to time in our future reports we file with the SEC.
Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements other than as required by law. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the SEC.

iii

PART I
Item 1. Business.
Introduction
The Home Depot, Inc. is the world’s largest home improvement retailer based on net sales for fiscal 2017. We offer our customers a wide assortment of building materials, home improvement products, lawn and garden products, and décor products and provide a number of services, including home improvement installation services and tool and equipment rental. As of the end of fiscal 2017, we had 2,284 The Home Depot stores located throughout the U.S., including the Commonwealth of Puerto Rico and the territories of the U.S. Virgin Islands and Guam, Canada, and Mexico. The Home Depot stores average approximately 104,000 square feet of enclosed space, with approximately 24,000 additional square feet of outside garden area. We also maintain a network of distribution and fulfillment centers, as well as a number of e-commerce websites. When we refer to "The Home Depot," the "Company," "we," "us" or "our" in this report, we are referring to The Home Depot, Inc. and its consolidated subsidiaries.
The Home Depot, Inc. is a Delaware corporation that was incorporated in 1978. Our Store Support Center (corporate office) is located at 2455 Paces Ferry Road, Atlanta, Georgia 30339. Our telephone number is (770) 433-8211.
Our Business
Our Strategy
Our two primary objectives are growing market share with our customers and delivering shareholder value. We have historically been guided by three principles to drive growth: delivering an exceptional customer experience, leading in product authority, and maintaining a disciplined approach to capital allocation. These principles reflect how we fundamentally run our business. As the retail landscape continues to rapidly evolve, we must become more agile in responding to the changing competitive landscape and customer preferences. Our customers expect to be able to buy how, when and where they want. We believe that providing a seamless and frictionless shopping experience across multiple channels, featuring curated and innovative product choices, personalized for the individual shopper’s need, which are then delivered in a fast and cost-efficient manner, will be a key enabler for our future success. This is our vision for One Home Depot. We have been focused on providing this interconnected retail experience to drive value for our customers, our associates, our suppliers and our shareholders. With that in mind, we have refined our strategic principles into the following five key strategies designed to drive growth in our business:

•	Connect associates to customer needs

•	Interconnected experience: stores to online, and online to stores

•	Connect products and services to customer needs

•	Connect product to shelf, site and customer

•	Innovate our business model and value chain
Taken together, these strategies will help us to create the One Home Depot experience that our customers demand. Below are some of the ways we have been investing in that experience during fiscal 2017.
Connect Associates to Customer Needs
We serve two primary customer groups and have different approaches to meet their needs:

•
DIY Customers. These customers are typically home owners who purchase products and complete their own projects and installations. Our associates assist these customers both in our stores and through online resources and other media designed to provide product and project knowledge. We also offer a variety of clinics and workshops both to share this knowledge and to build an emotional connection with our DIY customers.

•
Professional Customers (or “Pros”). These customers are primarily professional renovators/remodelers, general contractors, handymen, property managers, building service contractors and specialty tradesmen, such as installers. We recognize the great value our Pro customers provide to their clients, and we strive to make the Pro’s job easier. For example, we offer our Pros a wide range of special programs such as delivery and will-call services, dedicated sales and service staff, enhanced credit programs, designated parking spaces close to store entrances and bulk pricing programs for both online and in-store purchases. In addition, we maintain a loyalty program, Pro Xtra, that provides our Pros with discounts on useful business services, exclusive product offers, and a purchase tracking tool to enable receipt lookup online and job tracking of purchases across all forms of payment.
We also serve Pros in the MRO market where our customers are primarily institutions (such as educational and healthcare institutions), hospitality businesses, and national, multi-family apartment complexes. Through our entry into this market with our acquisition of Interline in fiscal 2015, we gained additional competencies relevant to our large Pro customers, including outside sales and account management, expanded product assortment, and last mile delivery capabilities. During fiscal 2017, we continued our integration efforts, rolling out Pro MRO in all U.S. stores, giving customers in our stores access to Interline's assortment. Similarly, we launched our Pro Purchase program, which gives Interline customers the ability to shop our stores using their house accounts.
Our Pros have differing needs depending on the type of work they perform. Our goal is to develop a comprehensive set of capabilities for our Pros to provide solutions across every purchase opportunity, such as supplying both recurring MRO needs and renovation products and services to property managers or providing inventory management solutions for specialty tradesmen’s replenishment needs. In fiscal 2017, we enhanced our service offering to our Pros through our acquisition of Compact Power, a national provider of equipment rental and maintenance services. We believe that by bringing our best resources to bear for each individual customer, we can provide a differentiated customer experience and enhanced value proposition for our Pro customers.
Intersecting our DIY customers and our Pros are our DIFM customers. These customers are typically home owners who purchase materials and hire Pros to complete the project or installation. Our stores offer a variety of installation services available to DIFM customers who purchase products and installation of those products from us in our stores, online or in their homes through in-home consultations. Our installation programs include many categories, such as flooring, cabinets, countertops, water heaters and sheds. In addition, we provide third-party professional installation in a number of categories sold through our in-home sales programs, such as roofing, siding, windows, cabinet refacing, furnaces and central air systems. We believe that changing demographics are increasing the demand for our installation services, particularly for our "baby boomer" customers who may have historically been DIY customers but who are now looking for someone to complete a project for them. We also believe our focus on serving the Pros who perform services for our DIFM customers will help us drive higher product sales.
We help our customers finance their projects by offering private label credit card, or PLCC products through third-party credit providers. Our private label credit program includes other benefits, such as a 365-day return policy and, for our Pros, commercial fuel rewards and extended payment terms. In fiscal 2017, our customers opened approximately 4.4 million new The Home Depot private label credit accounts, and at the end of fiscal 2017 the total number of The Home Depot active account holders was approximately 15 million. PLCC sales accounted for approximately 23% of net sales in fiscal 2017.
We strive to provide an outstanding customer experience by putting customers first and taking care of our associates. Our customer experience begins with excellent customer service, and our associates are key to delivering on that experience. Our goal is to remove complexity and inefficient processes from the stores to allow our associates to focus on our customers. In fiscal 2017, we continued to invest in freight handling capabilities as part of an end-to-end initiative to optimize how product flows from suppliers to our shelves. Among other benefits, this initiative improves our on-shelf availability while decreasing the amount of time a store associate spends locating product on the receiving dock or in overhead storage. In addition, we are implementing a new order management system called “Order Up” to consolidate certain of our existing legacy systems into a simple and intuitive user interface. These efforts will allow our associates to devote more time to the customer and make working at The Home Depot a better experience.
At the end of fiscal 2017, we employed approximately 413,000 associates, of whom approximately 28,000 were salaried, with the remainder compensated on an hourly or temporary basis. To attract and retain qualified personnel, we seek to maintain competitive salary and wage levels in each market we serve. We also have a number of programs to recognize stores and individual associates for exceptional customer service. In fiscal 2017, we announced a one-time bonus to our U.S. hourly associates in light of the benefit we expect to receive from the Tax Cuts and Jobs Act of 2017. This bonus was in addition to our semi-annual Success Sharing bonus program for our non-management associates. We measure associate satisfaction regularly, and we believe that our employee relations are very good.
Interconnected Experience: Stores to Online, and Online to Stores
Our customers are shopping and interacting with us differently today than they did several years ago. As a result, we have taken a number of steps to provide our customers with a seamless and frictionless shopping experience across our stores, online, on the job site, and in their homes.
Our stores are the hub of our business, and we are investing to improve the convenience and speed of the customer shopping experience in our stores. For several years, our associates have used FIRST phones, our web-enabled handheld devices, to help expedite the online order checkout process, locate products in the aisles and online, and check inventory on hand. In fiscal 2017, we empowered our customers with additional self-help tools. For example, we invested in a better digital navigation experience through store-specific maps, which allow customers to pinpoint the exact location of an item on their mobile devices.
We have also undertaken a number of store pilots in response to customer feedback around navigation and checkout. These pilots include new, more intuitive signage, better lighting, and a redesign of the front end of our store. As part of these store pilots, we added self-service lockers at the front entrance to offer convenient pick up of online orders. We plan to roll out these store pilots more broadly to our U.S. stores over the next several years.
We continued to make investments in our website and mobile apps. Enhancements to these digital properties are critical for our increasingly interconnected customers who research products online and then go into one of our stores to view the products in person or talk to an associate before making their purchase. While in the store, customers may also go online to access ratings and reviews, compare prices, view our extended assortment and purchase products. During fiscal 2017, we implemented a new e-commerce platform, enhanced our search and mobile functionality, increased checkout speed, and expanded chat functionality with our online contact centers. We have also begun to focus on voice-enabled commerce to further remove friction for our customers in-store and online.
We do not view the customer experience as a specific transaction; rather, it encompasses an entire process from inspiration and know-how, to purchase and fulfillment, to post-purchase care and support. Further, we believe that by connecting our stores to online and online to our stores, we drive sales not just in-store but also online. In fiscal 2017, we saw increased traffic to our online properties and improved online sales conversion rates. Sales from our online channels increased over 21% during fiscal 2017. We will continue to leverage our physical and digital assets in a seamless and frictionless way to enhance the end-to-end customer experience.
Connect Products and Services to Customer Needs
We strive to be the number one retailer in product authority in home improvement by delivering product innovation, assortment and value and by offering a range of home improvement services. In fiscal 2017, we continued to introduce a wide range of innovative new products to our DIY and Pro customers, while remaining focused on offering everyday values in our stores and online. We also made two strategic acquisitions to further enhance our offerings to our customers.
A typical The Home Depot store stocks approximately 30,000 to 40,000 products during the year, including both national brand name and proprietary items. To enhance our merchandising capabilities, we continued to make improvements to our information technology tools in fiscal 2017 to better understand our customers, provide more localized assortments to fit customer demand, and optimize space to dedicate the right square footage to the right products in the right location.
Our online product offerings complement our stores by serving as an extended aisle, and we offer a significantly broader product assortment through our websites, including homedepot.com and blinds.com. In fiscal 2017, we expanded our offering of online décor categories though our acquisition of The Company Store, an online retailer of textiles and décor products. We also routinely use our merchandising tools to refine our online assortment to balance the extended choice with a more curated offering.
In fiscal 2017, we introduced a number of innovative and distinctive products to our customers at attractive values. Examples of these new products include EGO® 56V cordless self-propelled mowers; PPG® Timeless™ paint; Samsung® Activewash™ high-efficiency washers; and Leviton® smart lighting controls.
During fiscal 2017, we continued to offer value to our customers through a wide range of our proprietary and exclusive brands. Highlights of these offerings include Husky® hand tools, tool storage and work benches, water resistant gloves, dual beam flashlights, diamond tip screwdrivers, 15-in-1 screwdriver/nut drivers, and 3/8 inch drive digital torque wrenches; Hampton Bay® lighting, ceiling fans and kitchen cabinets; Glacier Bay® bath fixtures and toilets, featuring a SuperClean™ toilet; LifeProof® flooring including carpet, carpet with PetProof® technology, laminate and vinyl flooring; EcoSmart® lighting, featuring all-glass LED light bulbs; Vigoro® lawn care products; and RIDGID® and Ryobi® power tools, featuring Ryobi® 40V cordless push mowers. We will continue to assess our merchandising departments and product lines for opportunities to expand the assortment of products offered within The Home Depot’s portfolio of proprietary and exclusive brands.
We also offer a number of services for our customers. As noted above under “Our Customers,” we provide a number of special programs for our Pro customers to meet their particular needs, and for our DIY and DIFM customers, we provide a number of installation services. In fiscal 2017, we enhanced our tool rental offering through our acquisition of Compact Power. Currently, we offer tool and equipment rentals at over 1,000 locations across the U.S. and Canada, providing value and convenience for both our Pro and DIY customers.
Connect Product to Shelf, Site and Customer
We continue to drive productivity and efficiency by building best-in-class competitive advantages in our information technology and supply chain. These efforts are designed to ensure product availability for our customers while managing our costs, which results in higher returns for our shareholders. Given the changing needs of our customers, our goal is to create the fastest and most efficient delivery capabilities in home improvement. During fiscal 2017, we continued to lay the groundwork to meet this goal.
We centrally forecast and replenish over 97% of our products through sophisticated inventory management systems and a network of over 200 distribution centers. This network includes multiple distribution center platforms in the U.S., Canada and Mexico tailored to meet the needs of our stores and customers based on the types of products, location, transportation and delivery requirements. These platforms primarily include rapid deployment centers, stocking distribution centers, bulk distribution centers, and direct fulfillment centers.
In addition to our distribution centers, we leverage our almost 2,000 U.S. stores as a network of convenient customer pick-up, return and delivery fulfillment locations. For customers who shop online and wish to pick-up or return merchandise at, or have merchandise delivered from, our U.S. stores, we have fully implemented our four interconnected retail programs, BOPIS, BOSS, BORIS and BODFS, which we believe provide us with a competitive advantage. For example, as of the end of fiscal 2017, over 45% of our U.S. online orders were picked up in the store. Efficient delivery is also key. We have developed specialized capabilities for delivering building materials, which is particularly important to our Pro customers. During fiscal 2017, we implemented new and improved delivery capabilities from our stores, including two- and four-hour delivery windows, and we piloted van and car options for faster delivery on small orders in certain markets.
A key component of this strategy is enabled through our technology portfolio, which consists of a network of systems that help us centrally manage customer orders and optimize where, when and how we fulfill them in order to maximize speed, efficiency, and the customer’s experience. During fiscal 2017, we continued to improve COM, our customer order management platform, and we completed the rollout of our delivery management system, which substantially improves our ability to sell and execute deliveries from our stores.
We recognize that our customers’ expectations are changing rapidly and that our supply chain needs to be responsive to their expectations for how, when and where they choose to receive our products and services. We will continue to improve the productivity and connectivity across our supply chain platforms to achieve the fastest, most efficient delivery capabilities in home improvement. We refer to this process, which encompasses a multi-year effort, as One Home Depot Supply Chain.
Competition. Our industry is highly competitive and rapidly evolving. As a result, we face competition for our products and services from a variety of retailers, suppliers, and service providers, ranging from traditional brick-and-mortar, to multichannel, to exclusively online. In each of the markets we serve, there are a number of other home improvement retailers; electrical, plumbing and building materials supply houses; and lumber yards. With respect to some products and services, we also compete with specialty design stores, showrooms, discount stores, local, regional and national hardware stores, paint stores, mail order firms, warehouse clubs, independent building supply stores, MRO companies, home décor retailers, and other retailers, as well as with providers of home improvement services and tool and equipment rental.
We compete, both in-store and online, primarily based on customer experience, price, quality, availability, assortment, and delivery options. With respect to our stores, we also compete based on store location and appearance as well as presentation of merchandise. Our customers routinely use computers, tablets, smartphones and other mobile devices to shop online, read product reviews, and compare prices, products, and delivery options, regardless of whether they shop in-store or online. Further, online and multichannel retailers are increasingly focusing on delivery services, with customers seeking faster, guaranteed delivery times and low-price or free shipping. Our ability to be competitive on delivery times and delivery costs depends on many factors, including the success of our investments to build One Home Depot Supply Chain.
Innovate Our Business Model and Value Chain
In the changing retail environment, we must increase our investments to position our Company for the future. Our customers view us as One Home Depot, and expect us to function in an interconnected, seamless manner. To fully realize the One Home Depot experience, we will continue to connect the various aspects of our business; leverage our scale; and invest in our physical locations, our digital properties, our associates, product and innovation, our Pro and DIY customers, our services business, and our supply chain. Underlying all of these investments is our continued investment in information technology, which provides the backbone of the One Home Depot experience.
We continue to focus on driving productivity throughout the business. This process includes lowering our costs and reinvesting in the business to drive higher sales, creating what we refer to as a virtuous cycle. Through technology development, we drive productivity and speed. By focusing on the elimination of waste across the value chain, improved processes, and enabling those processes through simplified systems, we support a cycle of productivity. This virtuous cycle has allowed us to improve the customer experience, increase our competitiveness in the market, and deliver on shareholder value.
Our strategy to create the One Home Depot experience is driven by our desire to create value for all stakeholders, including our customers, our associates, our supplier partners, the communities we serve, and our shareholders. We are accelerating our investments in the business within our disciplined approach to capital allocation. Our first use of cash has been and will continue to be investing in our business, with use of the remainder guided by our shareholder return principles:

•	Dividend Principle. We target a dividend payout of approximately 55% of prior year earnings, with the goal of increasing our dividend every year.

•
Return on Invested Capital Principle. Our goal is to maintain a high return on invested capital, benchmarking all uses of excess liquidity against the value created for our shareholders through share repurchases.

•	Share Repurchase Principle. After meeting the needs of the business, we use excess cash to repurchase shares as long as it is value creating.
In fiscal 2017, we drove higher returns on invested capital, which allowed us to return value to shareholders through $8.0 billion in share repurchases and $4.2 billion in cash dividends, as discussed in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations."
Other Information
Sustainability Efforts
The Home Depot is committed to sustainable business practices – from the products that we offer to our customers, to the environmental impact of our operations, to our sourcing activities, to our involvement within the communities in which we do business. We believe these efforts continue to be successful in creating value for our customers, shareholders, and communities.
Environmentally Preferred Products and Programs. We offer a growing selection of environmentally preferred products, which supports sustainability and helps our customers save energy, water and money. Through our Eco Options® Program introduced in 2007, we have helped our customers more easily identify products that meet specifications for energy efficiency, water conservation, healthy home, clean air and sustainable forestry. As of the end of fiscal 2017, our Eco Options® Program included over 20,000 products. Through this program, we sell ENERGY STAR® certified appliances, LED light bulbs, tankless water heaters, and other products that enable our customers to save on their utility bills. We estimate that in fiscal 2017 we helped customers save over $1 billion in electricity costs through sales of ENERGY STAR® certified products. We also estimate our customers saved over 79 billion gallons of water resulting in over $700 million in water bill savings in fiscal 2017 through the sales of our WaterSense®-labeled bath faucets, showerheads, aerators, toilets, and irrigation controllers.

In 2017, we announced new customer energy, greenhouse gas emissions, and water goals, anchored by our sale of ENERGY STAR® and WaterSense® products. We are committed to providing innovative products that, through proper use, will help to reduce North American customers’ electricity costs by more than $2.8 billion; greenhouse gas emissions by 20 million metric tons; and water consumption by 250 billion gallons by 2020. Our 2017 Responsibility Report, available on our website at https://corporate.homedepot.com/responsibility, describes many of our other environmentally preferred products that promote energy efficiency, water conservation, clean air, and a healthy home. In 2017, we also updated our wood purchasing policy to require FSC certification for wood products from the Amazon or Congo basins.
We continue to offer store recycling programs in the U.S., such as an in-store compact fluorescent light, or CFL, bulb recycling program launched in 2008. This service is offered to customers free of charge and is available in all U.S. stores. We also maintain an in-store rechargeable battery recycling program. Launched in 2001 and currently done in partnership with Call2Recycle, this program is also available to customers free of charge in all U.S. stores. Through our recycling programs, in fiscal 2017 we helped recycle over 980,000 pounds of CFL bulbs and over 1.1 million pounds of rechargeable batteries. In fiscal 2017, we also recycled over 200,000 lead acid batteries collected from our customers under our lead acid battery exchange program, as well as over 230,000 tons of cardboard through a nationwide cardboard recycling program across our U.S. operations. We believe our environmentally-preferred product selection and our recycling efforts drive sales, which in turn benefits our shareholders, in addition to our customers, the communities in which we work and live, and the environment.
Commitment to Sustainability and Environmentally Responsible Operations. The Home Depot also focuses on sustainable operations and is committed to conducting business in an environmentally responsible manner. This commitment impacts all areas of our operations, including energy usage, supply chain and packaging, and store construction and maintenance. In 2015, we announced two major sustainability commitments for 2020. Our first goal is to reduce our U.S. stores’ energy use by 20% over 2010 levels, and our second goal is to produce and procure, on an annual basis, 135 megawatts of energy for our stores through renewable or alternate energy sources, such as wind, solar and fuel cell technology. As of the end of fiscal 2017, we have 49 stores with solar rooftop power and over 200 fuel cell systems that are either operational or in development, which puts us on track to exceed both of our goals before the end of 2020. We are committed to implementing strict operational standards that establish energy efficient operations in all of our U.S. facilities and continuing to invest in renewable and alternative energy. Additionally, we implemented a rainwater reclamation project in our stores in 2010. As of the end of fiscal 2017, 145 of our stores used reclamation tanks to collect rainwater and condensation from HVAC units and garden center roofs, which is in turn used to water plants in our outside garden centers. Our 2017 Responsibility Report, which uses the Global Reporting Initiative, or GRI, framework for sustainability reporting, provides more information on sustainability efforts in other aspects of our operations.
Awards and Recognition. Our commitment to corporate sustainability has resulted in a number of environmental awards and recognitions. In 2017, we received three significant awards from the EPA. The ENERGY STAR® division named us "Retail Partner of the Year – Sustained Excellence" for our overall excellence in energy efficiency, and we received the WaterSense® Sustained Excellence Award for our overall excellence in water efficiency. We also received the EPA’s "SmartWay Excellence Award," which recognizes The Home Depot as an industry leader in freight supply chain environmental performance and energy efficiency. We also participate in the CDP (formerly known as the Carbon Disclosure Project) reporting process. CDP is an independent, international, not-for-profit organization providing a global system for companies and cities to measure, disclose, manage and share environmental information. In 2017, we received a score of A- from CDP, reflecting a high level of action on climate change mitigation, adaptation and transparency. We also were named an industry leader by CDP.
Sourcing and Quality Assurance
We maintain a global sourcing program to obtain high-quality and innovative products directly from manufacturers around the world. During fiscal 2017, in addition to our U.S. sourcing operations, we maintained sourcing offices in Mexico, Canada, China, India, Southeast Asia and Europe. Our suppliers are obligated to ensure that their products comply with applicable international, federal, state and local laws. In addition, we have both quality assurance and engineering resources dedicated to establishing criteria and overseeing compliance with safety, quality and performance standards for our proprietary branded products. We also have a global supplier SER program designed to ensure that suppliers adhere to high standards of social and environmental responsibility.

Safety
We are strongly committed to maintaining a safe shopping and working environment for our customers and associates. Our EH&S function is dedicated to ensuring the health and safety of our customers and associates, with trained associates who evaluate, develop, implement and enforce policies, processes and programs on a Company-wide basis. Our EH&S policies are woven into our everyday operations and are part of The Home Depot culture. Some common program elements include: daily store inspection checklists (by department); routine follow-up audits from our store-based safety team members and regional, district and store operations field teams; equipment enhancements and preventative maintenance programs to promote physical safety; departmental merchandising safety standards; training and education programs for all associates, with varying degrees of training provided based on an associate’s role and responsibilities; and awareness, communication and recognition programs designed to drive operational awareness and understanding of EH&S issues.
Intellectual Property
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
Seasonality
Our business is subject to seasonal influences. Generally, our highest volume of sales occurs in our second fiscal quarter, and the lowest volume occurs either during our first or fourth fiscal quarter.
Available Information
Our internet website is www.homedepot.com. We make available on the Investor Relations section of our website, free of charge, our Annual Reports to shareholders, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and Forms 3, 4 and 5, and amendments to those reports, as soon as reasonably practicable after filing such documents with, or furnishing such documents to, the SEC.
We include our website addresses throughout this report for reference only. The information contained on our websites is not incorporated by reference into this report.
Other Financial Information
For information on key financial highlights, including historical revenues, profits and total assets, see the "Selected Financial Data" on page F-1 of this report and Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations." For information on net sales by major merchandising department (and related services) and net sales and long-lived assets outside of the U.S., see Note 2 to the consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data" and incorporated herein by reference.
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
Our industry is highly competitive and rapidly evolving. As a result, we face competition for our products and services from a variety of retailers, suppliers, and service providers, ranging from traditional brick-and-mortar, to multichannel, to exclusively online. In each of the markets we serve, there are a number of other home improvement retailers; electrical, plumbing and building materials supply houses; and lumber yards. With respect to some products and services, we also compete with specialty design stores, showrooms, discount stores, local, regional and national hardware stores, paint stores, mail order firms, warehouse clubs, independent building supply stores, MRO companies, home décor retailers, and other retailers, as well as with providers of home improvement services and tool and equipment rental.
We compete, both in-store and online, primarily based on customer experience, price, quality, availability, assortment, and delivery options. With respect to our stores, we also compete based on store location and appearance as well as presentation of merchandise. Our customers routinely use computers, tablets, smartphones and other mobile devices to shop online, read product reviews, and compare prices, products, and delivery options, regardless of whether they shop in-store or online. Further, online and multichannel retailers are increasingly focusing on delivery services, with customers seeking faster, guaranteed delivery times and low-price or free shipping. Our ability to be competitive on delivery times and delivery costs depends on many factors, including the success of our investments in One Home Depot Supply Chain, and our failure to successfully manage these factors and offer competitive delivery options could negatively impact the demand for our products and our profit margins.
We use our marketing, advertising and promotional programs to drive customer traffic and compete more effectively, and we must regularly assess and adjust our efforts to address changes in the competitive landscape. Intense competitive pressures from one or more of our competitors, such as through aggressive promotional pricing or liquidation events, or our inability to adapt effectively and quickly to a changing competitive landscape, could affect our prices, our margins, or demand for our products and services. If we are unable to timely and appropriately respond to these competitive pressures, including through the delivery of a superior customer experience or maintenance of effective marketing, advertising or promotional programs, our market share and our financial performance could be adversely affected.
We may not timely identify or effectively respond to consumer needs, expectations or trends, which could adversely affect our relationship with customers, our reputation, the demand for our products and services, and our market share.
The success of our business depends in part on our ability to identify and respond promptly to evolving trends in demographics; consumer preferences, expectations and needs; and unexpected weather conditions or natural disasters, while also managing appropriate inventory levels and maintaining an excellent customer experience. It is difficult to successfully predict the products and services our customers will demand. In addition, each of our primary customer groups has different needs and expectations, many of which evolve as the demographics in a particular customer group change. We also need to offer more localized assortments of our merchandise to appeal to local cultural and demographic tastes within each customer group. If we do not successfully differentiate the shopping experience to meet the individual needs and expectations of – or within – a customer group, we may lose market share with respect to those customers.
Customer expectations about the methods by which they purchase and receive products or services are also becoming more demanding. As noted above, customers routinely use technology and mobile devices to rapidly compare products and prices, determine real-time product availability, and purchase products. Once products are purchased, customers are seeking alternate options for delivery of those products, and they often expect quick, timely, and low-price or free delivery. We must continually anticipate and adapt to these changes in the purchasing process. We have our BOSS, BOPIS, BODFS and direct fulfillment delivery options, but we cannot guarantee that these or future programs will be implemented successfully or that we will be able to meet customer expectations on delivery times, options and costs. Customers are also using social media to provide feedback and information about our Company and products and services in a manner that can be quickly and broadly disseminated. To the extent a customer has a negative experience and shares it over social media, it may impact our brand and reputation.
Further, we have an aging store base that requires maintenance, investment, and space reallocation initiatives to deliver the shopping experience that our customers desire. Our investments in our stores may not deliver the relevant shopping experience our customers expect. We must also maintain a safe store environment for our customers and associates. Failure to maintain our stores, utilize our store space effectively, and offer a safe shopping environment; to provide a compelling online presence; to timely identify or respond to changing consumer preferences, expectations and home improvement needs; to provide quick and low-price or free delivery alternatives; to differentiate the customer experience for our primary customer groups; and to effectively implement an increasingly localized merchandising assortment could adversely affect our relationship with customers, our reputation, the demand for our products and services, and our market share.
Our success depends upon our ability to attract, develop and retain highly qualified associates while also controlling our labor costs.
Our customers expect a high level of customer service and product knowledge from our associates. To meet the needs and expectations of our customers, we must attract, develop and retain a large number of highly qualified associates while at the same time controlling labor costs. Our ability to control labor costs is subject to numerous external factors, including prevailing wage rates and health and other insurance costs, as well as the impact of legislation or regulations governing labor relations, minimum wage, or healthcare benefits. An inability to provide wages and/or benefits that are competitive within the markets in which we operate could adversely affect our ability to retain and attract employees. Conversely, changes in market compensation rates may adversely affect our labor costs. In addition, we compete with other retail businesses for many of our associates in hourly positions, and we invest significant resources in training and motivating them to maintain a high level of job satisfaction. These positions have historically had high turnover rates, which can lead to increased training and retention costs, particularly in a competitive labor market. There is no assurance that we will be able to attract or retain highly qualified associates in the future.
A failure of a key information technology system or process could adversely affect our business.
We rely extensively on information technology systems, some of which are managed or provided by third-party service providers, to analyze, process, store, manage and protect transactions and data. In managing our business, we also rely heavily on the integrity of, security of and consistent access to this data for information such as sales, customer data, merchandise ordering, inventory replenishment and order fulfillment. For these information technology systems and processes to operate effectively, we or our service providers must periodically maintain and update them. Our systems and the third-party systems on which we rely are subject to damage or interruption from a number of causes, including power outages; computer and telecommunications failures; computer viruses; security breaches; cyber-attacks, including the use of ransomware; catastrophic events such as fires, floods, earthquakes, tornadoes, or hurricanes; acts of war or terrorism; and design or usage errors by our associates, contractors or third-party service providers. Although we and our third-party service providers seek to maintain our respective systems effectively and to successfully address the risk of compromise of the integrity, security and consistent operations of these systems, such efforts may not be successful. As a result, we or our service providers could experience errors, interruptions, delays or cessations of service in key portions of our information technology infrastructure, which could significantly disrupt our operations and be costly, time consuming and resource-intensive to remedy.
Disruptions in our customer-facing technology systems could impair our interconnected retail strategy and give rise to negative customer experiences.
Through our information technology developments, we are able to provide an improved overall shopping and interconnected retail experience that empowers our customers to shop and interact with us from computers, tablets, smartphones and other mobile devices. We use our websites and our mobile app both as sales channels for our products and also as methods of providing inspiration, as well as product, project, and other relevant information to our customers to drive both in-store and online sales. We have multiple online communities and knowledge centers that allow us to inform, assist and interact with our customers. Multichannel retailing is continually evolving and expanding, and we must effectively respond to changing customer preferences and new developments. We continually seek to enhance all of our online properties to provide an attractive, user-friendly interface for our customers, as evidenced by our recent re-platform of our homedepot.com website. Disruptions, failures or other performance issues with these customer-facing technology systems could impair the benefits that they provide to our online and in-store business and negatively affect our relationship with our customers.
The implementation of our store, interconnected retail, supply chain and technology initiatives could disrupt our operations in the near term, and these initiatives might not provide the anticipated benefits or might fail.
We recently announced our intent to substantially increase our investments to create the One Home Depot experience, including significant investments over the next five years to build a One Home Depot Supply Chain. These initiatives are designed to streamline our operations to allow our associates to continue to provide high-quality service to our customers, simplify customer interaction, provide our customers with a more interconnected retail experience, and create the fastest, most efficient delivery network for home improvement products. The cost and potential problems and interruptions associated with the implementation of these initiatives, including those associated with managing third-party service providers, employing new web-based tools and services, and addressing impacts on inventory levels, could disrupt or reduce the efficiency of our operations in the near term, lead to product availability issues, and impact profitability. Further, accomplishing these initiatives will require a substantial investment in additional information technology personnel and other specialized personnel. We may face significant competition in the market for these resources and may not be successful in our hiring efforts. Failure to choose the right investments and implement them in the right manner and at the right pace could disrupt our operations. In addition, our store and interconnected retail initiatives, enhanced supply chain, and new or upgraded information technology systems might not provide the anticipated benefits, it might take longer than expected to realize the anticipated benefits, or the initiatives might fail altogether, each of which could adversely impact our competitive position and our financial condition, results of operations, or cash flows.
Disruptions in our supply chain and other factors affecting the distribution of our merchandise could adversely impact our business.
A disruption within our logistics or supply chain network could adversely affect our ability to deliver inventory in a timely manner, which could impair our ability to meet customer demand for products and result in lost sales, increased supply chain costs, or damage to our reputation. Such disruptions may result from damage or destruction to our distribution centers; weather-related events; natural disasters; trade policy changes or restrictions; tariffs or import-related taxes; third-party strikes, lock-outs, work stoppages or slowdowns; shipping capacity constraints; third-party contract disputes; supply or shipping interruptions or costs; military conflicts; acts of terrorism; or other factors beyond our control. Any such disruption could negatively impact our financial performance or financial condition.
If our efforts to maintain the privacy and security of customer, associate, supplier and Company information are not successful, we could incur substantial costs and reputational damage and could become subject to litigation and enforcement actions.
Our business, like that of most retailers, involves the receipt, storage and transmission of customers’ personal information, preferences, and payment card information, as well as other confidential information, such as personal information about our associates and our suppliers and confidential Company information. We also work with third-party service providers and vendors that provide technology, systems and services that we use in connection with the receipt, storage and transmission of this information. Our information systems, and those of our third-party service providers and vendors, are vulnerable to an increasing threat of continually evolving data protection and cybersecurity risks. Unauthorized parties may attempt to gain access to these systems or our information through fraud or other means of deceiving our associates, third-party service providers or vendors. Hardware, software or applications we develop or obtain from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. The methods used to obtain unauthorized access, disable or degrade service, or sabotage systems are also constantly changing and evolving and may be difficult to anticipate or detect for long periods of time. We have implemented and regularly review and update systems, processes, and procedures to protect against unauthorized access to or use of data and to prevent data loss. However, the ever-evolving threats mean we and our third-party service providers and vendors must continually evaluate and adapt our respective systems and processes and overall security environment, as well as those of any companies we acquire. There is no guarantee that these measures will be adequate to safeguard against all data security breaches, system compromises or misuses of data. As we experienced in connection with the data breach we discovered in the third quarter of fiscal 2014 (the "Data Breach"), any significant compromise or breach of our data security, whether external or internal, or misuse of customer, associate, supplier or Company data, could result in significant costs, including costs to investigate and remediate, as well as lost sales, fines, lawsuits, and damage to our reputation. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in significant costs.
We are subject to payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability, and potentially disrupt our business.
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
Uncertainty regarding the housing market, economic conditions, political climate and other factors beyond our control could adversely affect demand for our products and services, our costs of doing business, and our financial performance.
Our financial performance depends significantly on the stability of the housing, residential construction and home improvement markets, as well as general economic conditions, including changes in gross domestic product. Adverse conditions in or uncertainty about these markets, the economy or the political climate could adversely impact our customers’ confidence or financial condition, causing them to determine not to purchase home improvement products and services, causing them to delay purchasing decisions, or impacting their ability to pay for products and services. Other factors beyond our control – including unemployment and foreclosure rates; inventory loss due to theft; interest rate fluctuations; fuel and other energy costs; labor and healthcare costs; the availability of financing; the state of the credit markets, including mortgages, home equity loans and consumer credit; weather; natural disasters; acts of terrorism; and other conditions beyond our control – could further adversely affect demand for our products and services, our costs of doing business, and our financial performance.
If we fail to identify and develop relationships with a sufficient number of qualified suppliers, or if our suppliers experience financial difficulties or other challenges, our ability to timely and efficiently access products that meet our high standards for quality could be adversely affected.
We buy our products from suppliers located throughout the world. Our ability to continue to identify and develop relationships with qualified suppliers who can satisfy our high standards for quality and responsible sourcing, as well as our need to access products in a timely and efficient manner, is a significant challenge. Our ability to access products from our suppliers can be adversely affected by political instability, military conflict, acts of terrorism, the financial instability of suppliers, suppliers’ noncompliance with applicable laws, trade restrictions, tariffs, currency exchange rates, any disruptions in our suppliers’ logistics or supply chain networks or information technology systems, and other factors beyond our or our suppliers’ control.
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
Failure to achieve and maintain a high level of product and service quality could damage our image with customers and negatively impact our sales and results of operations.
Product and service quality issues could negatively impact customer confidence in our brands and our Company. If our product and service offerings do not meet applicable safety standards or our customers’ expectations regarding safety or quality, we could experience lost sales and increased costs and be exposed to legal, financial and reputational risks, as well as governmental enforcement actions. Actual, potential or perceived product safety concerns could expose us to litigation, as well as government enforcement actions, and result in costly product recalls and other liabilities. We seek but may not be successful in obtaining contractual indemnification and insurance coverage from our vendors. If we do not have adequate contractual indemnification or insurance available, such claims could have a material adverse effect on our business, financial condition and results of operations. Even with adequate insurance and indemnification, our reputation as a provider of high quality products and services, including both national brand names and our proprietary products, could suffer, damaging our reputation and impacting customer loyalty. In addition, we and our customers have expectations around responsible sourcing. All of our vendors and service providers must comply with our SER standards, which cover a variety of expectations across multiple areas of social compliance, including supply chain transparency, sources of supply, and child and forced labor. We have an SER audit process, but we are also dependent on our vendors and service providers to ensure that the products and services we provide comply with our standards.
Our proprietary products subject us to certain increased risks.
As we expand our proprietary product offerings, we may become subject to increased risks due to our greater role in the design, manufacture, marketing and sale of those products. The risks include greater responsibility to administer and comply with applicable regulatory requirements, increased potential product liability and product recall exposure, and increased potential reputational risks related to the responsible sourcing of those products. To effectively execute on our product differentiation strategy, we must also be able to successfully protect our proprietary rights and successfully navigate and avoid claims related to the proprietary rights of third parties. In addition, an increase in sales of our proprietary products may adversely affect sales of our vendors’ products, which in turn could adversely affect our relationships with certain of our vendors. Any failure to appropriately address some or all of these risks could damage our reputation and have an adverse effect on our business, results of operations, and financial condition.
If we are unable to manage effectively our installation services business, we could suffer lost sales and be subject to fines, lawsuits and reputational damage, or the loss of our general contractor licenses.
We act as a general contractor to provide installation services to our DIFM customers through professional third-party installers. As such, we are subject to regulatory requirements and risks applicable to general contractors, which include management of licensing, permitting and quality of work performed by our third-party installers. We have established processes and procedures to manage these requirements and ensure customer satisfaction with the services provided by our third-party installers. However, if we fail to manage these processes effectively or to provide proper oversight of these services, we could suffer lost sales, fines, lawsuits, and governmental enforcement actions for violations of regulatory requirements, as well as for property damage or personal injury. In addition, we may suffer damage to our reputation or the loss of our general contractor licenses, which could adversely affect our business.
Our strategic transactions involve risks, which could have an adverse impact on our financial condition and results of operation, and we may not realize the anticipated benefits of these transactions.
We regularly consider and enter into strategic transactions, including mergers, acquisitions, investments, alliances, and other growth and market expansion strategies, with the expectation that these transactions will result in increases in sales, cost savings, synergies and various other benefits. Assessing the viability and realizing the benefits of these transactions is subject to significant uncertainty. In fiscal 2015, we acquired Interline, which we believe has enhanced our ability to serve our Pros. In fiscal 2017, we acquired Compact Power and The Company Store to expand our product and service offerings. With these and any other acquisitions, we need to successfully integrate each target company’s products, services, associates and systems into our business operations. Integration can be a complex and time-consuming process, and if the integration is not fully successful or is delayed for a material period of time, we may not achieve the anticipated synergies or benefits of the acquisition. Furthermore, even if the target companies are successfully integrated, the acquisitions may fail to further our business strategy as anticipated, expose us to increased competition or challenges with respect to our products or services, and expose us to additional liabilities. Any impairment of goodwill or other intangible assets acquired in a strategic transaction may reduce our earnings.

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
In fiscal 2017, Congress enacted the Tax Act, which significantly changes how the U.S. taxes corporations. The Tax Act requires complex computations to be performed that were not previously required under U.S. tax law, significant judgments to be made in interpretation of the provisions of the Tax Act, significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered that is different from our interpretations. The ultimate impact of the Tax Act on us may differ from our current estimates due to changes in interpretations and assumptions made by us as well as the issuance of any further regulations or guidance that may alter the operation of the U.S. federal income tax code. As we complete our analysis of the Tax Act, we may make adjustments to provisional amounts that we have recorded that may impact our provision for income taxes in the period in which the adjustments are made. Further, uncertainties also exist in terms of how U.S. states and foreign countries within which we operate will react to these U.S. federal income tax changes, which could have additional impacts on our effective tax rate.
If we cannot successfully manage the unique challenges presented by international markets, we may not be successful in our international operations and our sales and profit margins may be negatively impacted.
Our ability to successfully conduct retail operations in, and source products and materials from, international markets is affected by many of the same risks we face in our U.S. operations, as well as unique costs and difficulties of managing international operations. Our international operations, including any expansion in international markets, may be adversely affected by local laws and customs, U.S. laws applicable to foreign operations and other foreign legal and regulatory constraints, as well as political and economic conditions. Risks inherent in international operations also include, among others, potential adverse tax consequences; potential tariffs and other import-related taxes and controls; greater difficulty in enforcing intellectual property rights; risks associated with the Foreign Corrupt Practices Act and local anti-bribery law compliance; and challenges in our ability to identify and gain access to local suppliers. In addition, our operations in international markets create risk due to foreign currency exchange rates and fluctuations in those rates, which may adversely impact our sales and profit margins.
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
We may incur property, casualty or other losses not covered by our insurance.
We are predominantly self-insured for a number of different risk categories, such as general liability (including product liability), workers' compensation, employee group medical, automobile claims, and network security and privacy liability, with insurance coverage for certain catastrophic risks. The types and amounts of insurance may vary from time to time based on our decisions with respect to risk retention and regulatory requirements. The occurrence of significant claims, a substantial rise in costs to maintain our insurance, or the failure to maintain adequate insurance coverage could have an adverse impact on our financial condition and results of operations.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results or financial condition.
Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, such as revenue recognition, asset impairment, impairment of goodwill and other intangible assets, inventories, lease obligations, self-insurance, tax matters and litigation, are complex and involve many subjective assumptions, estimates and judgments. Changes in accounting standards or their interpretation or changes in underlying assumptions, estimates or judgments could significantly change our reported or expected financial performance or financial condition.
We are involved in a number of legal, regulatory and governmental enforcement proceedings, and while we cannot predict the outcomes of those proceedings and other contingencies with certainty, some of these outcomes may adversely affect our operations or increase our costs.
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
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
The percentage of our owned and leased facilities that were operating at the end of fiscal 2017, along with the total square footage, follows.

square footage in millions	Owned	Leased	Total Square Footage
Stores (1)	90%	10%	237.4
Warehouses and distribution centers (2)	4%	96%	55.0
Offices and other	21%	79%	4.3
Total			296.7
—————

(1)	Our owned stores include those subject to ground leases.

(2)	Located in 48 states or provinces.

Our U.S. store locations at the end of fiscal 2017 follow.

U.S.	Stores		Stores
Alabama	28	Montana	6
Alaska	7	Nebraska	8
Arizona	56	Nevada	21
Arkansas	14	New Hampshire	20
California	232	New Jersey	67
Colorado	46	New Mexico	13
Connecticut	29	New York	100
Delaware	9	North Carolina	40
District of Columbia	1	North Dakota	2
Florida	153	Ohio	70
Georgia	90	Oklahoma	16
Guam	1	Oregon	27
Hawaii	7	Pennsylvania	70
Idaho	11	Puerto Rico	9
Illinois	76	Rhode Island	8
Indiana	24	South Carolina	25
Iowa	10	South Dakota	1
Kansas	16	Tennessee	39
Kentucky	14	Texas	179
Louisiana	28	Utah	22
Maine	11	Vermont	3
Maryland	41	Virgin Islands	2
Massachusetts	45	Virginia	49
Michigan	70	Washington	45
Minnesota	33	West Virginia	6
Mississippi	14	Wisconsin	27
Missouri	34	Wyoming	5
		Total U.S.	1,980

Our store locations outside of the U.S. at the end of fiscal 2017 follow.

Canada	Stores	Mexico	Stores
Alberta	27	Aguascalientes	2
British Columbia	26	Baja California	5
Manitoba	6	Baja California Sur	2
New Brunswick	3	Campeche	2
Newfoundland	1	Chiapas	2
Nova Scotia	4	Chihuahua	6
Ontario	88	Coahuila	5
Prince Edward Island	1	Colima	2
Quebec	22	Distrito Federal	10
Saskatchewan	4	Durango	1
Total Canada	182	Guanajuato	5
		Guerrero	2
		Hidalgo	1
		Jalisco	7
		Michoacán	4
		Morelos	3
		Nayarit	1
		Nuevo León	10
		Oaxaca	1
		Puebla	5
		Queretaro	3
		Quintana Roo	3
		San Luis Potosi	2
		Sinaloa	5
		Sonora	4
		State of Mexico	14
		Tabasco	1
		Tamaulipas	5
		Tlaxcala	1
		Veracruz	5
		Yucatan	2
		Zacatecas	1
		Total Mexico	122
Item 3. Legal Proceedings.
For a description of the claims and investigations related to the Data Breach that we discovered in the third quarter of fiscal 2014, see Note 11 to our consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," which description is incorporated herein by reference.
SEC regulations require us to disclose certain information about proceedings arising under federal, state or local environmental provisions if we reasonably believe that such proceedings may result in monetary sanctions of $100,000 or more.
In February 2018, we received a letter from the California South Coast Air Quality Management District ("SCAQMD") regarding allegations that we sold certain non-compliant paint thinners and solvents from 2010 to 2015 in violation of applicable rules. We are currently in discussions with SCAQMD. Although we cannot predict the outcome of this matter, we do not expect the outcome to have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

As previously reported, in January 2017, we became aware of an investigation by the EPA’s criminal investigation division into our compliance with lead-safe work practices for certain jobs performed through our installation services business. We have also previously responded to civil document requests from several EPA regions. We are continuing to cooperate with the EPA.
As previously reported, in November 2013, we received subpoenas from the District Attorney of Alameda County, California, working with various District Attorneys and the California Attorney General’s office (collectively, the "District Attorneys"), seeking documents and information relating to our disposal of hazardous waste at our California facilities. The District Attorneys sought monetary penalties and certain changes to our operations with respect to the disposal of hazardous waste in California. In the first quarter of fiscal 2018, the Alameda County Superior Court approved a settlement agreement among the parties to resolve this matter for an aggregate of $21 million in penalties, costs, and supplemental environmental projects; the obligation to perform other environmental compliance activities in lieu of additional penalties; and certain injunctive relief.
Item 4. Mine Safety Disclosures.
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Since April 19, 1984, our common stock has been listed on the NYSE, trading under the symbol "HD". We paid our first cash dividend on June 22, 1987 and have paid a cash dividend during each subsequent quarter. While we currently expect a cash dividend to be paid in the future, future dividend payments will depend on our earnings, capital requirements, financial condition, and other factors considered relevant by our Board of Directors.
The table below sets forth the high and low closing sales prices of our common stock on the NYSE and the quarterly cash dividend declared per share for the periods indicated.

	Price Range		Cash Dividend Declared Per Share
	High	Low
Fiscal 2017:
First quarter ended April 30, 2017	$156.12	$136.49	$0.89
Second quarter ended July 30, 2017	158.81	144.58	0.89
Third quarter ended October 29, 2017	167.65	147.49	0.89
Fourth quarter ended January 28, 2018	207.23	162.71	1.03

Fiscal 2016:
First quarter ended May 1, 2016	$136.80	$111.85	$0.69
Second quarter ended July 31, 2016	138.24	124.67	0.69
Third quarter ended October 30, 2016	138.77	122.26	0.69
Fourth quarter ended January 29, 2017	138.46	119.89	0.89
At March 2, 2018, there were approximately 114,000 holders of record of our common stock and approximately 2,053,000 additional "street name" holders whose shares are held of record by banks, brokers, and other financial institutions.

Stock Performance Graph
The graph and table below present our cumulative total shareholder returns relative to the performance of the S&P Retail Composite Index and the S&P 500 Index for the five most recent fiscal years. The graph assumes $100 was invested at the closing price of our common stock on the NYSE and in each index on the last trading day of fiscal 2012, and assumes that all dividends were reinvested on the date paid. The points on the graph represent fiscal year-end amounts based on the last trading day in each fiscal year.

—●—	The Home Depot	—◆—	S&P Retail Composite Index	—■—	S&P 500 Index

	Fiscal Year Ended
	February 3, 2013	February 2, 2014	February 1, 2015	January 31, 2016	January 29, 2017	January 28, 2018
The Home Depot	$100.00	$116.59	$161.86	$198.89	$223.43	$342.43
S&P Retail Composite Index	100.00	125.28	150.45	175.72	208.32	302.55
S&P 500 Index	100.00	119.90	136.95	136.03	164.40	209.93

Issuer Purchases of Equity Securities
Since the inception of our initial share repurchase program in fiscal 2002 through the end of fiscal 2017, we have repurchased shares of our common stock having a value of approximately $75.1 billion. The number and average price of shares purchased in each fiscal month of the fourth quarter of fiscal 2017 follow.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
Oct. 30, 2017 – Nov. 26, 2017	753,441	$198.52	739,162	$9,052,805,480
Nov. 27, 2017 – Dec. 24, 2017	3,906,875	184.34	3,905,783	14,280,001,110
Dec. 25, 2017 – Jan. 28, 2018	6,824,118	195.67	6,822,816	12,945,001,270
Total	11,484,434	192.00	11,467,761
—————

(1)
These amounts include repurchases pursuant to our Amended and Restated 2005 Omnibus Stock Incentive Plan and our 1997 Omnibus Stock Incentive Plan (collectively, the "Plans"). Under the Plans, participants may surrender shares as payment of applicable tax withholding on the vesting of restricted stock and deferred share awards. Participants in the Plans may also exercise stock options by surrendering shares of common stock that the participants already own as payment of the exercise price. Shares so surrendered by participants in the Plans are repurchased pursuant to the terms of the Plans and applicable award agreement and not pursuant to publicly announced share repurchase programs.

(2)
In February 2017, our Board of Directors authorized a $15.0 billion share repurchase program that replaced the previous authorization, of which approximately $9.1 billion remained available at the end of November 2017. In December 2017, our Board of Directors authorized a new $15.0 billion share repurchase program that replaced the February 2017 authorization. This new repurchase program does not have a prescribed expiration date. At the end of fiscal 2017, approximately $12.9 billion of the December 2017 authorization remained available.

Sales of Unregistered Securities
During the fourth quarter of fiscal 2017, we issued 471 deferred stock units under the Home Depot, Inc. Nonemployee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of the SEC’s Regulation D thereunder. The deferred stock units were credited to the accounts of those non-employee directors who elected to receive all or a portion of board retainers in the form of deferred stock units instead of cash during the fourth quarter of fiscal 2017. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.
During the fourth quarter of fiscal 2017, we credited 1,045 deferred stock units to participant accounts under the Restoration Plan pursuant to an exemption from the registration requirements of the Securities Act for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.
Item 6. Selected Financial Data.
The information required by this item is incorporated by reference to page F-1 of this report.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Our MD&A includes the following sections:

•	Executive Summary

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Policies

Executive Summary
Highlights of our annual financial performance follow.

dollars in millions, except per share data	Fiscal	Fiscal	Fiscal
	2017	2016	2015
Net sales	$100,904	$94,595	$88,519
Net earnings	8,630	7,957	7,009
Diluted earnings per share	7.29	6.45	5.46

Net cash provided by operating activities	$12,031	$9,783	$9,373
Proceeds from long-term debt, net of discounts	2,991	4,959	3,991
Repayments of long-term debt	543	3,045	39
Repurchases of common stock	8,000	6,880	7,000
We reported net sales of $100.9 billion in fiscal 2017. Net earnings were $8.6 billion, or $7.29 per diluted share, and reflected the following:

•
In the third quarter of fiscal 2017, three hurricanes impacted our operations in the continental U.S., Puerto Rico, and the U.S. Virgin Islands. Hurricane-related sales contributed approximately $662 million to net sales in the second half of fiscal 2017. The gross profit on these hurricane-related sales was considerably less than the Company average. We also incurred approximately $170 million of hurricane-related expenses in the second half of fiscal 2017.

•
In the fourth quarter of fiscal 2017, we paid a one-time cash bonus to our U.S. hourly associates, which negatively impacted net earnings by $72 million and reduced diluted earnings per share by approximately $0.06.

•
On December 22, 2017, the U.S. government enacted the Tax Act, which included a reduction in the U.S. federal statutory tax rate from 35% to 21% and a transition to a modified territorial system. As a result of the enactment of the Tax Act, we recorded a net $127 million charge in the fourth quarter of fiscal 2017. This charge resulted in a $0.11 reduction to diluted earnings per share in fiscal 2017 (see Note 5 to the Consolidated Financial Statements for further discussion).

•
Results for fiscal 2017 also reflected a benefit of $106 million to our provision for income taxes for share-based payment awards resulting from the adoption of ASU No. 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" in the first quarter of fiscal 2017. This benefit contributed $0.09 to diluted earnings per share in fiscal 2017.

We opened three new stores in the U.S. and three new stores in Mexico during fiscal 2017, for a total store count of 2,284 at January 28, 2018. At the end of fiscal 2017, a total of 304 of our stores, or 13.3%, were located in Canada and Mexico. Total sales per square foot were $417.02 in fiscal 2017, and our inventory turnover ratio was 5.1 times at the end of fiscal 2017.
In February 2017, our Board of Directors increased our targeted dividend payout ratio to 55% of prior-year diluted earnings per share. Also in February 2017, our Board of Directors authorized a $15.0 billion share repurchase program that replaced the previous authorization. In December 2017, our Board of Directors authorized a new $15.0 billion share repurchase program that replaced the February 2017 authorization. During fiscal 2017, we repurchased a total of 49.5 million shares of our common stock for $8.0 billion through ASR agreements and open market transactions. In February 2018, we announced a 15.7% increase in our quarterly cash dividend to $1.03 per share.
We generated $12.0 billion of cash flow from operations during fiscal 2017. This cash flow, along with $3.0 billion of long-term debt and $850 million of net short-term borrowings in fiscal 2017, was used to repay $500 million of floating rate senior notes that matured in September 2017, fund cash payments of $8.0 billion for share repurchases, pay $4.2 billion of cash dividends, fund $1.9 billion in capital expenditures, and acquire Compact Power and The Company Store.
Our ROIC was 34.2% for fiscal 2017. We define ROIC as NOPAT, a non-GAAP financial measure, for the most recent twelve-month period, divided by the average of beginning and ending long-term debt (including current installments) and equity for the most recent twelve-month period. For a reconciliation of NOPAT to net earnings, the most comparable GAAP financial measure, and our calculation of ROIC, see the "Non-GAAP Financial Measures" section below.
Results of Operations
The tables and discussion below should be read in conjunction with our consolidated financial statements and related notes included in this report. We believe the percentage relationship between net sales and major categories in our consolidated statements of earnings, as well as the percentage change in the associated dollar amounts, are relevant to an evaluation of our business.

	Fiscal		Fiscal		Fiscal
	2017		2016		2015
dollars in millions	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$100,904		$94,595		$88,519
Gross profit	34,356	34.0%	32,313	34.2%	30,265	34.2%
Operating expenses:
Selling, general and administrative	17,864	17.7	17,132	18.1	16,801	19.0
Depreciation and amortization	1,811	1.8	1,754	1.9	1,690	1.9
Total operating expenses	19,675	19.5	18,886	20.0	18,491	20.9
Operating income	14,681	14.5	13,427	14.2	11,774	13.3
Interest and other (income) expense:
Interest and investment income	(74)	(0.1)	(36)	—	(166)	(0.2)
Interest expense	1,057	1.0	972	1.0	919	1.0
Interest and other, net	983	1.0	936	1.0	753	0.9
Earnings before provision for income taxes	13,698	13.6	12,491	13.2	11,021	12.5
Provision for income taxes	5,068	5.0	4,534	4.8	4,012	4.5
Net earnings	$8,630	8.6%	$7,957	8.4%	$7,009	7.9%
—————
Note: Certain percentages may not sum to totals due to rounding.

				% Change
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Selected financial and sales data:
Comparable sales increase (%) (1)	6.8%	5.6%	5.6%	N/A	N/A
Comparable customer transactions increase (%) (1)	2.2%	2.8%	4.0%	N/A	N/A
Comparable average ticket increase (%) (1)	4.5%	2.7%	1.6%	N/A	N/A
Customer transactions (in millions) (1)	1,578.6	1,544.0	1,500.8	2.2%	2.9%
Average ticket (1)	$63.06	$60.35	$58.77	4.5%	2.7%
Sales per square foot (1)	$417.02	$390.78	$370.55	6.7%	5.5%
Diluted earnings per share	$7.29	$6.45	$5.46	13.0%	18.1%
—————

(1)	Does not include results for Interline, which was acquired in the third quarter of fiscal 2015.
Fiscal 2017 Compared to Fiscal 2016
Sales. We assess our sales performance by evaluating both net sales and comparable sales.
Net Sales. Net sales for fiscal 2017 increased $6.3 billion, or 6.7%, to $100.9 billion. The increase in net sales in fiscal 2017 primarily reflected the impact of positive comparable sales driven by increased customer transactions and average ticket growth. Hurricane-related sales contributed approximately $662 million to net sales in the second half of fiscal 2017.

Comparable Sales. Comparable sales is a measure that highlights the performance of our existing locations and websites by measuring the change in sales for a period over the comparable, prior-period of equivalent length. Comparable sales includes sales at all locations, physical and online, open greater than 52 weeks (including remodels and relocations) and excluding closed stores. Retail stores become comparable on the Monday following their 365th day of operation. Acquisitions, digital or otherwise, are included after we own them for greater than 52 weeks (with the exception of Interline which is excluded from comparable sales). Comparable sales is intended only as supplemental information and is not a substitute for net sales presented in accordance with GAAP.
Total comparable sales increased 6.8% in fiscal 2017. The increase in comparable sales reflected a number of factors, including the execution of our strategy and broad-based growth across our stores and online. Online sales, which consist of sales generated online through our websites for products picked up in our stores or delivered to customer locations, represented 6.7% of net sales and grew 21.5% during fiscal 2017. All of our merchandising departments posted positive comparable sales except for one, which was flat in fiscal 2017. Comparable sales for our Lumber, Electrical, Tools, Appliances, Flooring, Building Materials, and Indoor Garden merchandising departments were above the Company average during fiscal 2017. Our comparable customer transactions increased 2.2% during fiscal 2017. Further, our comparable average ticket increased 4.5% in fiscal 2017, due in part to strong sales in big ticket purchases in certain merchandising departments, such as Appliances and Flooring.
Gross Profit. Gross profit increased $2.0 billion, or 6.3%, to $34.4 billion in fiscal 2017. Gross profit as a percent of net sales, or gross profit margin, was 34.0% in fiscal 2017 compared to 34.2% in fiscal 2016. The modest decline in gross profit margin for fiscal 2017 reflected the impact of lower margin hurricane-related sales and higher shrink, partially offset by benefits from our supply chain.
Operating Expenses. Our operating expenses are composed of SG&A and depreciation and amortization.
Selling, General & Administrative. SG&A increased $732 million, or 4.3%, to $17.9 billion in fiscal 2017 and included approximately $170 million of hurricane-related expenses. As a percent of net sales, SG&A was 17.7% for fiscal 2017 compared to 18.1% for fiscal 2016. The decrease in SG&A as a percent of net sales for fiscal 2017 reflected expense leverage resulting from the positive comparable sales environment and continued expense control.
Depreciation and Amortization. Depreciation and amortization increased $57 million, or 3.2%, in fiscal 2017. The decrease in depreciation and amortization as a percent of net sales to 1.8% in fiscal 2017 from 1.9% in fiscal 2016 reflected expense leverage resulting from the positive comparable sales environment.
Interest and Other, net. Interest and other, net, was $983 million for fiscal 2017 compared to $936 million for fiscal 2016. Interest and other, net, as a percent of net sales was 1.0% for both fiscal 2017 and 2016 and reflected additional interest expense in fiscal 2017 resulting from higher long-term debt balances in fiscal 2017, offset by higher interest income in fiscal 2017 compared to fiscal 2016.
Provision for Income Taxes. Our combined effective income tax rate was 37.0% for fiscal 2017 compared to 36.3% for fiscal 2016. The effective income tax rate for fiscal 2017 reflected a net $127 million charge resulting from the enactment of the Tax Act. The effective income tax rate for fiscal 2017 also reflected a $106 million benefit to our provision for income taxes for share-based payment awards as a result of our adoption of ASU No. 2016-09 (see Note 1 and Note 5 to our consolidated financial statements for further discussion).
Diluted Earnings per Share. Diluted earnings per share were $7.29 for fiscal 2017 compared to $6.45 for fiscal 2016. Diluted earnings per share for fiscal 2017 included a benefit of $0.09 per share as a result of the adoption of ASU No. 2016-09, as well as decreases of $0.11 per share due to the net tax charge recorded in connection with the enactment of the Tax Act and $0.06 per share due to the one-time bonus payment to hourly associates made as a result of the Tax Act.
Fiscal 2016 Compared to Fiscal 2015
Sales.
Net Sales. Net sales for fiscal 2016 increased $6.1 billion, or 6.9%, to $94.6 billion. The increase in net sales for fiscal 2016 primarily reflected the impact of positive comparable sales driven by increased customer transactions and average ticket growth, as well as sales from Interline, which was acquired in the third quarter of fiscal 2015.

The increase in net sales was partially offset by pressure from a stronger U.S. dollar, which negatively impacted total sales growth by $549 million in fiscal 2016.
Comparable Sales. Total comparable sales increased 5.6% for fiscal 2016, which reflected a number of factors, including the execution of our strategy, improved strength across our business, and an improved U.S. home improvement market. Online sales represented 5.9% of net sales and grew 19.3% during fiscal 2016. All of our merchandising departments posted positive comparable sales for fiscal 2016. Comparable sales for our Appliances, Tools, Lumber, Lighting, Décor, Building Materials, and Indoor Garden merchandising departments were above the Company average for fiscal 2016. Further, our comparable customer transactions increased 2.8% for fiscal 2016 and comparable average ticket increased 2.7% for fiscal 2016, due in part to strong sales in big ticket purchases in merchandising departments such as Appliances, Flooring, and Roofing, offset in part by a stronger U.S. dollar.
Gross Profit. Gross profit for fiscal 2016 increased $2.0 billion, or 6.8%, to $32.3 billion. Gross profit as a percent of net sales, or gross profit margin, was 34.2% for both fiscal 2016 and 2015. Gross profit margin for fiscal 2016 reflected the impact of product mix changes, offset by benefits from our supply chain driven by increased productivity, and benefits from reaching higher levels of co-op allowances and rebates in certain category classes.
Operating Expenses.
Selling, General & Administrative. SG&A for fiscal 2016 increased $331 million, or 2.0%, to $17.1 billion. SG&A included Data Breach-related pretax expenses of $37 million in fiscal 2016 compared to $128 million of pretax net expenses in fiscal 2015. As a percent of net sales, SG&A was 18.1% for fiscal 2016 compared to 19.0% for fiscal 2015. The decrease in SG&A as a percent of net sales for fiscal 2016 reflected expense leverage resulting from the positive comparable sales environment and strong expense control.
Depreciation and Amortization. Depreciation and amortization for fiscal 2016 increased $64 million, or 3.8%, to $1.8 billion. Depreciation and amortization as a percent of net sales was 1.9% for both fiscal 2016 and 2015. Depreciation and amortization as a percent of net sales for fiscal 2016 reflected minor expense leverage resulting from the positive comparable sales environment.
Interest and Other, net. In fiscal 2016, we recognized $936 million of interest and other, net, compared to $753 million for fiscal 2015. Interest and other, net, for fiscal 2015 included a $144 million pretax gain related to the sale of our remaining equity ownership in HD Supply. Interest and other, net, as a percent of net sales was 1.0% for fiscal 2016 compared to 0.9% for fiscal 2015 due primarily to the HD Supply pretax gain in fiscal 2015 noted above and higher long-term debt balances in fiscal 2016.
Provision for Income Taxes. Our combined effective income tax rate was 36.3% for fiscal 2016 and 36.4% for fiscal 2015.
Diluted Earnings per Share. Diluted earnings per share were $6.45 for fiscal 2016 compared to $5.46 for fiscal 2015. Expenses related to the Data Breach resulted in decreases of $0.02 and $0.06 to diluted earnings per share for fiscal 2016 and 2015, respectively. The gain on the sale of our remaining equity ownership in HD Supply contributed a benefit of $0.07 to diluted earnings per share for fiscal 2015.
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
Return on Invested Capital. We believe ROIC is meaningful for investors and management because it measures how effectively we deploy our capital base. We define ROIC as NOPAT, a non-GAAP financial measure, for the most recent twelve-month period, divided by average debt and equity. We define average debt and equity as the average of beginning and ending long-term debt (including current installments) and equity for the most recent twelve-month period.

The calculation of ROIC, together with a reconciliation of NOPAT to net earnings (the most comparable GAAP measure), follows.

	Fiscal	Fiscal	Fiscal
dollars in millions	2017	2016	2015
Net earnings	$8,630	$7,957	$7,009
Interest and other, net	983	936	753
Provision for income taxes	5,068	4,534	4,012
Operating income	14,681	13,427	11,774
Income tax adjustment (1)	(5,432)	(4,874)	(4,286)
NOPAT	$9,249	$8,553	$7,488

Average debt and equity	$27,074	$27,203	$26,663

ROIC	34.2%	31.4%	28.1%
—————

(1)	Income tax adjustment is defined as operating income multiplied by our effective tax rate.
Additional Information
For information on accounting pronouncements that have impacted or are expected to materially impact our consolidated financial condition, results of operations, or cash flows, see Note 1 to our consolidated financial statements.
Liquidity and Capital Resources
Operating Activities. Cash flow generated from operations provides us with a significant source of liquidity. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for products and services, employee compensation, operations and occupancy costs.
Net cash provided by operating activities increased $2.2 billion in fiscal 2017 and increased $410 million in fiscal 2016, and primarily reflected an increase in net earnings, excluding changes in working capital and non-cash items from operations. The increase in earnings resulted from higher comparable sales and expense leverage in both fiscal years.

Cash provided by or used in operating activities is also subject to changes in working capital. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
Investing Activities. Cash used in investing activities primarily reflected:

•	$1.9 billion of capital expenditures for investments in our business and $374 million cash paid in connection with the acquisitions of Compact Power and The Company Store in fiscal 2017;

•	$1.6 billion of capital expenditures for investments in our business in fiscal 2016; and

•	$1.7 billion paid in connection with the acquisition of Interline and $1.5 billion of capital expenditures for investments in our business in fiscal 2015.
Financing Activities. Cash used in financing activities primarily reflected:

•	$8.0 billion of share repurchases and $4.2 billion of cash dividends paid, partially offset by $3.3 billion of net proceeds from short- and long-term borrowings in fiscal 2017;

•	$6.9 billion of share repurchases and $3.4 billion of cash dividends paid, partially offset by $2.3 billion of net proceeds from short- and long-term borrowings in fiscal 2016; and

•	$7.0 billion of share repurchases and $3.0 billion of cash dividends paid, partially offset by $4.0 billion of net proceeds from short- and long-term borrowings in fiscal 2015.
Cash and Cash Equivalents at End of Year. At January 28, 2018, we had $3.6 billion in cash and cash equivalents, of which $3.2 billion was held by our foreign subsidiaries. We believe that our current cash position, access to the long-term debt capital markets, and cash flow generated from operations should be sufficient not only for our operating requirements but also to enable us to complete our capital expenditure programs and fund dividend payments, share repurchases, and any required long-term debt payments through the next several fiscal years. In addition, we have funds available from our commercial paper programs and the ability to obtain alternative sources of financing.
Debt and Derivatives
In December 2017, we increased the borrowing capacity of our commercial paper programs from $2.0 billion to $3.0 billion. All of our short-term borrowings in fiscal 2017 and fiscal 2016 were under these commercial paper programs. In connection with these programs, we have back-up credit facilities with a consortium of banks for borrowings up to $3.0 billion. In December 2017, we replaced our five-year $2.0 billion credit facility that was scheduled to expire in December 2019, with a new, substantially identical five-year $2.0 billion credit facility that expires in December 2022. In addition, we added a separate 364-day $1.0 billion credit facility that expires in December 2018. At January 28, 2018, we were in compliance with all of the covenants contained in the credit facilities, and none are expected to impact our liquidity or capital resources. At January 28, 2018 and January 29, 2017, there were $1.6 billion and $710 million, respectively, of borrowings outstanding under the commercial paper programs. We also issue senior notes from time to time.
We use derivative financial instruments in the management of our exposure to fluctuations in foreign currencies and interest rates on certain long-term debt. See Note 4 and Note 7 to our consolidated financial statements for further discussion of our debt and derivative agreements.
Leases
We use capital and operating leases to finance a portion of our real estate, including our stores, distribution centers, and store support centers. See Note 3 and Note 4 to our consolidated financial statements for further discussion of our capital and operating leases.
Share Repurchases
In fiscal 2017, we repurchased 49.5 million shares of our common stock for $8.0 billion through ASR agreements and open market transactions. In February 2017, our Board of Directors authorized a $15.0 billion share repurchase program that replaced the previous authorization. In December 2017, our Board of Directors authorized a new $15.0 billion share repurchase program that replaced the February 2017 authorization. See Note 6 to our consolidated financial statements for further discussion of our share repurchases.

Contractual Obligations
Our significant contractual obligations at January 28, 2018 were as follows:

	Payments Due by Period
in millions	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Short-term debt	$1,559	$1,559	$—	$—	$—
Long-term debt – principal payments (1)	24,750	1,150	2,750	3,600	17,250
Long-term debt – interest payments (2)	15,167	914	1,739	1,526	10,988
Capital lease obligations (3)	1,753	147	298	264	1,044
Operating lease obligations	7,138	921	1,655	1,276	3,286
Purchase obligations (4)	1,634	1,123	269	110	132
Unrecognized tax benefits (5)	187	187	—	—	—
Total	$52,188	$6,001	$6,711	$6,776	$32,700
—————

(1)	Excludes capital lease obligations.

(2)	Interest payments are calculated at current interest rates, including the impact of active interest rate swaps.

(3)	Includes $769 million of imputed interest.

(4)
Purchase obligations include all legally binding contracts such as firm commitments for inventory purchases, utility purchases, capital expenditures, software acquisitions and license commitments, and legally binding service contracts. Purchase orders that are not binding agreements are excluded from the table above.

(5)	Excludes $450 million of noncurrent unrecognized tax benefits due to uncertainty regarding the timing of future cash tax payments.
Off-Balance Sheet Arrangements
We have operating leases for a portion of our real estate and other assets that are not reflected in our consolidated balance sheets.
Critical Accounting Policies
Our significant accounting policies are disclosed in Note 1 to our consolidated financial statements. The following discussion addresses our most critical accounting policies, which are those that are both important to the portrayal of our financial condition and results of operations, and that require significant judgment or use of significant assumptions or complex estimates.
Merchandise Inventories
We value the substantial majority of our inventory under the retail inventory method, using the first-in, first-out method, with the remainder of our inventories valued under a cost method. Under the retail inventory method, inventories are stated at cost, which is determined by applying a cost-to-retail ratio to the retail value of inventories. The retail value of our inventory is adjusted as needed to reflect current market conditions. Because these adjustments are based on current prevailing market conditions, the value of our inventory approximates the lower of cost or market.
As the valuation under the retail inventory method is based on estimates such as markups, markdowns, and inventory losses (or shrink), there exists an inherent uncertainty in the final determination of inventory cost and gross profit. We do not believe there is a reasonable likelihood for a material change in the estimates or assumptions we use to value our inventory under the retail inventory method. We believe that the retail inventory method provides an inventory valuation which approximates cost and results in valuing our inventory at the lower of cost or market.
Impairment of Long-Lived Assets
We evaluate our long-lived assets each quarter for indicators of potential impairment. Indicators of impairment include current period losses combined with a history of losses, our decision to relocate or close a store or other location before the end of its previously estimated useful life, or when changes in other circumstances indicate the carrying amount of an asset may not be recoverable. The evaluation for long-lived assets is performed at the lowest level of identifiable cash flows, which is generally the individual store level. The assets of a store with indicators of impairment are evaluated for recoverability by comparing its undiscounted future cash flows with its carrying value. Our cash flow projections look several years into the future and include assumptions on variables such as future sales and operating margin growth rates, economic conditions, market competition, and inflation.
If the carrying value is greater than the undiscounted future cash flows, we then measure the asset’s fair value to determine whether an impairment loss should be recognized. If the resulting fair value is less than the carrying value, an impairment loss is recognized. We generally base our estimates of fair market value on market appraisals of owned locations and estimates of the amount of potential sublease income and the time required to sublease for leased locations. Impairments and lease obligation costs on closings and relocations were not material to our consolidated financial statements in fiscal 2017.
Self-Insurance
We have established liabilities for certain losses related to general liability (including product liability), workers’ compensation, employee group medical, and automobile claims for which we are self-insured. Our self-insured retention or deductible, as applicable, for each claim involving general liability, workers’ compensation, and automobile liability is limited to $25 million, $1 million, and $1 million, respectively. We have no stop loss limits for self-insured employee group medical claims. Our liabilities represent estimates of the ultimate cost for claims incurred at the balance sheet date. The estimated liabilities are not discounted and are established based upon analysis of historical data and actuarial estimates. The liabilities are reviewed by management and third-party actuaries on a regular basis to ensure that they are appropriate. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity or frequency of claims, medical cost inflation or fluctuations in premiums, differ from our estimates, our results of operations could be impacted. Actual results related to these types of claims did not vary materially from estimated amounts for fiscal 2017, 2016 or 2015.
Revenues
We recognize revenue, net of estimated returns and sales tax, at the time the customer takes possession of merchandise or when a service is performed. We estimate the liability for sales returns, including the estimated gross profit impact, based on our historical return levels and believe that our estimate for sales returns is a reasonable reflection of future returns.
We defer revenue and the related gross profit for payments received from customers for which the customer has not yet taken possession of merchandise or we have not yet performed the service for the customer. This amount is recorded as deferred revenue. We estimate the gross profit related to deferred revenue using historical rates, which we believe to be a reasonable reflection of future rates. If these estimates significantly differ from actual amounts, our net sales and gross profit could be adversely impacted.
Vendor Allowances
Vendor allowances primarily consist of volume rebates that are earned as a result of attaining certain purchase levels and co-op advertising allowances for the promotion of vendors’ products that are typically based on guaranteed minimum amounts with additional amounts being earned for attaining certain purchase levels. These vendor allowances are accrued as earned, with those allowances received as a result of attaining certain purchase levels accrued over the incentive period based on estimates of purchases. We believe that our estimate of vendor allowances earned based on expected volume of purchases over the incentive period is an accurate reflection of the ultimate allowance to be received from our vendors.
Volume rebates and certain co-op advertising allowances earned are initially recorded as a reduction in merchandise inventories and a subsequent reduction in cost of sales when the related product is sold. Certain co-op advertising allowances that are reimbursements of specific, incremental and identifiable costs incurred to promote vendors’ products are recorded as an offset against advertising expense in SG&A.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk. We have exposure to interest rate risk in connection with our long-term debt portfolio. We use interest rate swap agreements to manage our fixed/floating rate debt portfolio. At January 28, 2018, after giving consideration to our interest rate swap agreements, floating rate debt principal was $1.75 billion, or approximately 7% of our debt portfolio. A 1.0 percentage point change in the interest costs of floating-rate debt would not have a material impact on our financial condition or results of operations.
Foreign Currency Exchange Rate Risk. We are exposed to risks from foreign currency exchange rate fluctuations on the translation of our foreign operations into U.S. dollars and on the purchase of goods by these foreign operations that are not denominated in their local currencies. Revenues from these foreign operations accounted for approximately $8.5 billion of our revenue for fiscal 2017. Our exposure to foreign currency rate fluctuations is not material to our financial condition or results of operations.
Commodity Price Risk. We have experienced inflation and deflation related to our purchase of certain commodity products. We do not believe that changing prices for commodities have had a material effect on our net sales or results of operations. Although we cannot precisely determine the overall effect of inflation and deflation on operations, we do not believe inflation and deflation have had a material effect on our financial condition or results of operations.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
The Stockholders and Board of Directors
The Home Depot, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying Consolidated Balance Sheets of The Home Depot, Inc. and Subsidiaries as of January 28, 2018 and January 29, 2017, and the related Consolidated Statements of Earnings, Comprehensive Income, Stockholders’ Equity, and Cash Flows for each of the fiscal years in the three-year period ended January 28, 2018 and the related notes (collectively, the "Consolidated Financial Statements"). In our opinion, the Consolidated Financial Statements present fairly, in all material respects, the financial position of The Home Depot, Inc. and Subsidiaries as of January 28, 2018 and January 29, 2017, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended January 28, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), The Home Depot, Inc.’s internal control over financial reporting as of January 28, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 22, 2018 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
Basis for Opinion
These Consolidated Financial Statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the Consolidated Financial Statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the Consolidated Financial Statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the Consolidated Financial Statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the Consolidated Financial Statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company's auditor since 1979.
Atlanta, Georgia
March 22, 2018

THE HOME DEPOT, INC.
CONSOLIDATED BALANCE SHEETS

in millions, except per share data	January 28, 2018	January 29, 2017
Assets
Current assets:
Cash and cash equivalents	$3,595	$2,538
Receivables, net	1,952	2,029
Merchandise inventories	12,748	12,549
Other current assets	638	608
Total current assets	18,933	17,724
Net property and equipment	22,075	21,914
Goodwill	2,275	2,093
Other assets	1,246	1,235
Total assets	$44,529	$42,966

Liabilities and Stockholders' Equity
Current liabilities:
Short-term debt	$1,559	$710
Accounts payable	7,244	7,000
Accrued salaries and related expenses	1,640	1,484
Sales taxes payable	520	508
Deferred revenue	1,805	1,669
Income taxes payable	54	25
Current installments of long-term debt	1,202	542
Other accrued expenses	2,170	2,195
Total current liabilities	16,194	14,133
Long-term debt, excluding current installments	24,267	22,349
Deferred income taxes	440	296
Other long-term liabilities	2,174	1,855
Total liabilities	43,075	38,633

Common stock, par value $0.05; authorized: 10,000 shares; issued: 1,780 shares at January 28, 2018 and 1,776 shares at January 29, 2017	89	88
Paid-in capital	10,192	9,787
Retained earnings	39,935	35,519
Accumulated other comprehensive loss	(566)	(867)
Treasury stock, at cost, 622 shares at January 28, 2018 and 573 shares at January 29, 2017	(48,196)	(40,194)
Total stockholders’ equity	1,454	4,333
Total liabilities and stockholders’ equity	$44,529	$42,966
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF EARNINGS

in millions, except per share data	Fiscal	Fiscal	Fiscal
	2017	2016	2015
Net sales	$100,904	$94,595	$88,519
Cost of sales	66,548	62,282	58,254
Gross profit	34,356	32,313	30,265
Operating expenses:
Selling, general and administrative	17,864	17,132	16,801
Depreciation and amortization	1,811	1,754	1,690
Total operating expenses	19,675	18,886	18,491
Operating income	14,681	13,427	11,774
Interest and other (income) expense:
Interest and investment income	(74)	(36)	(166)
Interest expense	1,057	972	919
Interest and other, net	983	936	753
Earnings before provision for income taxes	13,698	12,491	11,021
Provision for income taxes	5,068	4,534	4,012
Net earnings	$8,630	$7,957	$7,009

Basic weighted average common shares	1,178	1,229	1,277
Basic earnings per share	$7.33	$6.47	$5.49

Diluted weighted average common shares	1,184	1,234	1,283
Diluted earnings per share	$7.29	$6.45	$5.46
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal	Fiscal	Fiscal
in millions	2017	2016	2015
Net earnings	$8,630	$7,957	$7,009
Other comprehensive income (loss):
Foreign currency translation adjustments	311	(3)	(412)
Cash flow hedges, net of tax	(1)	34	(34)
Other	(9)	—	—
Total other comprehensive income (loss)	301	31	(446)
Comprehensive income	$8,931	$7,988	$6,563
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

in millions, except per share data	Fiscal	Fiscal	Fiscal
	2017	2016	2015
Common Stock:
Balance at beginning of year	$88	$88	$88
Shares issued under employee stock plans	1	—	—
Balance at end of year	89	88	88

Paid-in Capital:
Balance at beginning of year	9,787	9,347	8,885
Shares issued under employee stock plans	132	76	73
Tax effect of stock-based compensation	—	97	145
Stock-based compensation expense	273	267	244
Balance at end of year	10,192	9,787	9,347

Retained Earnings:
Balance at beginning of year	35,519	30,973	26,995
Net earnings	8,630	7,957	7,009
Cash dividends ($3.56 per share in fiscal 2017, $2.76 per share in fiscal 2016, and $2.36 per share in fiscal 2015)	(4,212)	(3,404)	(3,031)
Other	(2)	(7)	—
Balance at end of year	39,935	35,519	30,973

Accumulated Other Comprehensive Income (Loss):
Balance at beginning of year	(867)	(898)	(452)
Foreign currency translation adjustments	311	(3)	(412)
Cash flow hedges, net of tax	(1)	34	(34)
Other	(9)	—	—
Balance at end of year	(566)	(867)	(898)

Treasury Stock:
Balance at beginning of year	(40,194)	(33,194)	(26,194)
Repurchases of common stock	(8,002)	(7,000)	(7,000)
Balance at end of year	(48,196)	(40,194)	(33,194)
Total stockholders' equity	$1,454	$4,333	$6,316
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal	Fiscal	Fiscal
in millions	2017	2016	2015
Cash Flows from Operating Activities:
Net earnings	$8,630	$7,957	$7,009
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization	2,062	1,973	1,863
Stock-based compensation expense	273	267	244
Gain on sales of investments	—	—	(144)
Changes in assets and liabilities, net of acquisition effects:
Receivables, net	139	(138)	(181)
Merchandise inventories	(84)	(769)	(546)
Other current assets	(10)	(48)	(5)
Accounts payable and accrued expenses	352	446	888
Deferred revenue	128	99	109
Income taxes payable	29	109	154
Deferred income taxes	92	(117)	15
Other	420	4	(33)
Net cash provided by operating activities	12,031	9,783	9,373

Cash Flows from Investing Activities:
Capital expenditures, net of non-cash capital expenditures	(1,897)	(1,621)	(1,503)
Proceeds from sales of investments	—	—	144
Payments for businesses acquired, net	(374)	—	(1,666)
Proceeds from sales of property and equipment	47	38	43
Other investing activities	(4)	—	—
Net cash used in investing activities	(2,228)	(1,583)	(2,982)

Cash Flows from Financing Activities:
Proceeds from short-term debt, net	850	360	60
Proceeds from long-term debt, net of discounts	2,991	4,959	3,991
Repayments of long-term debt	(543)	(3,045)	(39)
Repurchases of common stock	(8,000)	(6,880)	(7,000)
Proceeds from sales of common stock	255	218	228
Cash dividends	(4,212)	(3,404)	(3,031)
Other financing activities	(211)	(78)	4
Net cash used in financing activities	(8,870)	(7,870)	(5,787)
Change in cash and cash equivalents	933	330	604
Effect of exchange rate changes on cash and cash equivalents	124	(8)	(111)
Cash and cash equivalents at beginning of year	2,538	2,216	1,723
Cash and cash equivalents at end of year	$3,595	$2,538	$2,216

Supplemental Disclosures:
Cash paid for interest, net of interest capitalized	$991	$924	$874
Cash paid for income taxes	4,732	4,623	3,853
Non-cash capital expenditures	150	179	165
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
The Home Depot, Inc., together with its subsidiaries (the "Company," "Home Depot," "we," "our" or "us"), is a home improvement retailer that sells a wide assortment of building materials, home improvement products, lawn and garden products, and décor items and provides a number of services, in stores and online. We operate in the U.S., including the Commonwealth of Puerto Rico and the territories of the U.S. Virgin Islands and Guam, Canada, and Mexico.
Consolidation and Presentation
Our consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Certain amounts in prior fiscal years have been reclassified to conform with the presentation adopted in the current fiscal year. Our fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31. Fiscal 2017, 2016, and 2015 each included 52 weeks.
Use of Estimates
We have made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and reported amounts of revenues and expenses in preparing these financial statements in conformity with GAAP. Actual results could differ from these estimates.
Cash Equivalents
We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Our cash equivalents are carried at fair market value and consist primarily of money market funds.
Receivables
The components of receivables, net, follow.

in millions	January 28, 2018	January 29, 2017
Card receivables	$734	$729
Rebate receivables	609	625
Customer receivables	261	216
Other receivables	348	459
Receivables, net	$1,952	$2,029
Card receivables consist of payments due from financial institutions for the settlement of credit card and debit card transactions. Rebate receivables represent amounts due from vendors for volume and co-op advertising rebates. Receivables due from customers relate to credit extended directly to customers by certain subsidiaries in the ordinary course of business. The valuation reserve related to accounts receivable was not material to our consolidated financial statements at the end of fiscal 2017 or 2016.
Merchandise Inventories
The majority of our merchandise inventories are stated at the lower of cost (first-in, first-out) or market, as determined by the retail inventory method. As the inventory retail value is adjusted regularly to reflect market conditions, the inventory valued using the retail method approximates the lower of cost or market. Certain subsidiaries, including retail operations in Canada and Mexico, and distribution centers, record merchandise inventories at the lower of cost or market, as determined by a cost method. These merchandise inventories represent approximately 30% of the total merchandise inventories balance. We evaluate the inventory valued using a cost method at the end of each quarter to ensure that it is carried at the lower of cost or net realizable value. The valuation allowance for merchandise inventories valued under a cost method was not material to our consolidated financial statements at the end of fiscal 2017 or 2016.
Independent physical inventory counts or cycle counts are taken on a regular basis in each store and distribution center to ensure that amounts reflected in merchandise inventories are properly stated. Shrink (or in the case of excess inventory, "swell") is the difference between the recorded amount of inventory and the physical inventory. We calculate shrink based on actual inventory losses occurring as a result of physical inventory counts during each fiscal period and estimated inventory losses occurring between physical inventory counts. The estimate for shrink occurring in the interim period between physical inventory counts is calculated on a store-specific basis based on recent shrink results and current trends in the business.
Property and Equipment, including Capitalized Lease Assets
Buildings, furniture, fixtures, and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized using the straight-line method over the original term of the lease or the useful life of the improvement, whichever is shorter. The estimated useful lives of our property and equipment follow.

Life
Buildings	5 – 45 years
Furniture, fixtures and equipment	2 – 20 years
Leasehold improvements	5 – 45 years
We capitalize certain costs related to the acquisition and development of software and amortize these costs using the straight-line method over the estimated useful life of the software, which is three to six years. Certain development costs not meeting the criteria for capitalization are expensed as incurred.
We evaluate our long-lived assets each quarter for indicators of potential impairment. Indicators of impairment include current period losses combined with a history of losses, our decision to relocate or close a store or other location before the end of its previously estimated useful life, or when changes in other circumstances indicate the carrying amount of an asset may not be recoverable. The evaluation for long-lived assets is performed at the lowest level of identifiable cash flows, which is generally the individual store level. The assets of a store with indicators of impairment are evaluated for recoverability by comparing its undiscounted future cash flows with its carrying value. If the carrying value is greater than the undiscounted future cash flows, we then measure the asset’s fair value to determine whether an impairment loss should be recognized. If the resulting fair value is less than the carrying value, an impairment loss is recognized for the difference between the carrying value and the estimated fair value. Impairment losses are recorded as a component of SG&A. When a leased location closes, we also recognize, in SG&A, the net present value of future lease obligations less estimated sublease income. Impairments and lease obligation costs on closings and relocations were not material to our consolidated financial statements in fiscal 2017, 2016, or 2015.
Goodwill and Other Intangible Assets
Goodwill represents the excess of purchase price over the fair value of net assets acquired. We do not amortize goodwill, but assess the recoverability of goodwill in the third quarter of each fiscal year, or more often if indicators warrant, by determining whether the fair value of each reporting unit supports its carrying value. Each fiscal year, we may assess qualitative factors to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount as a basis for determining whether it is necessary to complete quantitative impairment assessments, with a quantitative assessment completed at least once every three years. We completed our last quantitative assessment in fiscal 2016.
In fiscal 2017, we completed our annual assessment of the recoverability of goodwill for the U.S., Canada, and Mexico reporting units. We performed qualitative assessments, concluding that the fair value of the reporting units substantially exceeded the respective reporting unit's carrying value, including goodwill. As a result, there were no impairment charges related to goodwill for fiscal 2017, 2016, or 2015.

Changes in the carrying amount of our goodwill follow.

in millions	Fiscal	Fiscal	Fiscal
	2017	2016	2015
Goodwill, balance at beginning of year	$2,093	$2,102	$1,353
Acquisitions	164	—	788
Other (1)	18	(9)	(39)
Goodwill, balance at end of year	$2,275	$2,093	$2,102
—————
(1) Primarily reflects the impact of foreign currency translation.
We amortize the cost of other intangible assets over their estimated useful lives, which range up to 12 years, unless such lives are deemed indefinite. Intangible assets with indefinite lives are tested in the third quarter of each fiscal year for impairment, or more often if indicators warrant. Intangible assets are included in other assets.
Debt
Any premiums or discounts, as the case may be, associated with an issuance of long-term debt are recorded as a direct addition or deduction to the carrying value of the related senior notes and amortized over the term of those notes using the effective interest rate method. Debt issuance costs associated with an issuance of long-term debt are recorded as a direct deduction to the carrying value of the related senior notes and amortized over the term of those notes using the effective interest rate method.
Derivatives
We use derivative financial instruments in the management of our interest rate exposure on long-term debt and our exposure to foreign currency fluctuations. For derivatives that are designated as hedges, changes in their fair values that are considered effective are either accounted for in earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings, depending on the nature of the hedge. Any ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. Financial instruments that do not qualify for hedge accounting are recorded at fair value with unrealized gains or losses reported in earnings. All qualifying derivative financial instruments are recognized at their fair values in either assets or liabilities at the balance sheet date and are reported on a gross basis. The fair values of our derivative financial instruments are discussed in Note 4 and Note 7.
Insurance
We are self-insured for certain losses related to general liability (including product liability), workers’ compensation, employee group medical, and automobile claims. We recognize the expected ultimate cost for claims incurred (undiscounted) at the balance sheet date as a liability. The expected ultimate cost for claims incurred is estimated based upon analysis of historical data and actuarial estimates. We also maintain network security and privacy liability insurance coverage to limit our exposure to losses such as those that may be caused by a significant compromise or breach of our data security. Insurance related expenses are included in SG&A.
Treasury Stock
Treasury stock is reflected as a reduction of stockholders' equity at cost. We use the weighted-average purchase cost to determine the cost of treasury stock that is reissued.
Revenues
We recognize revenue, net of estimated returns and sales tax, at the time the customer takes possession of merchandise or when a service is performed. The liability for sales returns, including the impact to gross profit, is estimated based on historical return levels.
Net sales include services revenue generated through a variety of installation, home maintenance, and professional service programs. In these programs, the customer selects and purchases material for a project, and we provide or arrange professional installation. These programs are offered through our stores and in-home sales programs. Under certain programs, when we provide or arrange the installation of a project and the subcontractor provides material as part of the installation, both the material and labor are included in services revenue. We recognize this revenue when the service for the customer is complete.

When we receive payment from customers before the customer has taken possession of the merchandise or the service has been performed, the amount received is recorded as deferred revenue until the sale or service is complete. We also record deferred revenue for the sale of gift cards and recognize this revenue upon the redemption of gift cards in net sales. Gift card breakage income is recognized based upon historical redemption patterns and represents the balance of gift cards for which we believe the likelihood of redemption by the customer is remote.
Gift card breakage income, which is recognized as a reduction to SG&A, follows.

in millions	Fiscal	Fiscal	Fiscal
	2017	2016	2015
Gift card breakage income	$39	$34	$27
Cost of Sales
Cost of sales includes the actual cost of merchandise sold and services performed; the cost of transportation of merchandise from vendors to our distribution network, stores, or customers; shipping and handling costs from our stores or distribution network to customers; the operating cost and depreciation of our sourcing and distribution network and online fulfillment centers; and the cost of deferred interest programs offered through our PLCC programs.
Cost of Credit
We have agreements with third-party service providers who directly extend credit to customers, manage our PLCC program, and own the related receivables. We have evaluated the third-party entities holding the receivables under the program and concluded that they should not be consolidated. The agreement with the primary third-party service provider for our PLCC program expires in 2028, with us having the option, but no obligation, to purchase the receivables at the end of the agreement. The deferred interest charges we incur for our deferred financing programs offered to our customers are included in cost of sales. The interchange fees charged to us for our customers’ use of the cards and any profit sharing with the third-party service providers are included in SG&A. The sum of these three components is referred to as the cost of credit of the PLCC program.
Vendor Allowances
Vendor allowances primarily consist of volume rebates that are earned as a result of attaining certain purchase levels and co-op advertising allowances for the promotion of vendors’ products that are typically based on guaranteed minimum amounts with additional amounts being earned for attaining certain purchase levels. These vendor allowances are accrued as earned, with those allowances received as a result of attaining certain purchase levels accrued over the incentive period based on estimates of purchases.
Volume rebates and certain co-op advertising allowances earned are initially recorded as a reduction in merchandise inventories and a subsequent reduction in cost of sales when the related product is sold. Certain co-op advertising allowances that are reimbursements of specific, incremental, and identifiable costs incurred to promote vendors’ products are recorded as an offset against advertising expense in SG&A and were as follows:

in millions	Fiscal	Fiscal	Fiscal
	2017	2016	2015
Specific, incremental, and identifiable co-op advertising allowances	$198	$166	$129
Advertising Expense
Television and radio advertising production costs, along with media placement costs, are expensed when the advertisement first appears. Gross advertising expense is included in SG&A. Certain co-op advertising allowances are recorded as an offset against advertising expense.

in millions	Fiscal	Fiscal	Fiscal
	2017	2016	2015
Gross advertising expense	$995	$955	$868
Income Taxes
Income taxes are accounted for under the asset and liability method. We provide for federal, state, and foreign income taxes currently payable, as well as for those deferred due to timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates is recognized as income or expense in the period that includes the enactment date.
We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
We file a consolidated U.S. federal income tax return which includes certain eligible subsidiaries. Non-U.S. subsidiaries and certain U.S. subsidiaries, which are consolidated for financial reporting purposes, are not eligible to be included in our consolidated U.S. federal income tax return. Separate provisions for income taxes have been determined for these entities. For unremitted earnings of our non-U.S. subsidiaries, we are required to make an assertion regarding reinvestment or repatriation for tax purposes. For any earnings that we do not make a permanent reinvestment assertion, we recognize a provision for deferred income taxes. For earnings where we have made a permanent reinvestment assertion, no provision is recognized. See Note 5 for further discussion.
Comprehensive Income
Comprehensive income includes net earnings adjusted for certain gains and losses that are excluded from net earnings under GAAP, which consists primarily of foreign currency translation adjustments.
Foreign Currency Translation
Assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange on the last day of the reporting period. Revenues and expenses are translated using average exchange rates for the period and equity transactions are translated using the actual rate on the day of the transaction.
Recently Adopted Accounting Pronouncements
ASU No. 2016-09. In the first quarter of fiscal 2017, we adopted ASU No. 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." Upon adoption of this update, all excess tax benefits or deficiencies related to share-based payment awards are recognized in the provision for income taxes in the period in which they occur. Previously these amounts were reflected in paid-in capital. In addition, upon adoption, these amounts are classified as an operating activity in our consolidated statements of cash flows in the period in which they occur. Previously, these amounts were reflected as a financing activity. Cash paid to tax authorities when directly withholding shares for tax withholding purposes will continue to be classified as a financing activity in our consolidated statements of cash flows. Stock-based compensation expense will continue to reflect estimated forfeitures of share-based awards. We have adopted the applicable provisions of ASU No. 2016-09 prospectively.
As a result of the adoption of ASU No. 2016-09, we recognized $106 million of excess tax benefits related to share-based payment awards in our provision for income taxes during fiscal 2017. The recognition of these benefits contributed $0.09 to diluted earnings per share in fiscal 2017.
Recently Issued Accounting Pronouncements
ASU No. 2018-02. In February 2018, the FASB issued ASU No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which allows for an optional reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects as a result of the Tax Act. ASU No. 2018-02 is effective for us in the first quarter of fiscal 2019 and early adoption is permitted. Two transition methods are available: at the beginning of the period of adoption, or retrospective to each period in which the income tax effects of the Tax Act related to items remaining in accumulated other comprehensive income are recognized. We are evaluating the effect that ASU No. 2018-02 will have on our consolidated financial statements and related disclosures.
ASU No. 2017-12. In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities," which amends the hedge accounting recognition and presentation requirements. ASU No. 2017-12 eliminates the concept of recognizing periodic hedge ineffectiveness for cash flow and net investment hedges and allows an entity to apply the shortcut method to partial-term fair value hedges of interest rate risk. ASU No. 2017-12 is effective for us in the first quarter of fiscal 2019. Early adoption is permitted in any interim period after issuance of this update. We are evaluating the effect that ASU No. 2017-12 will have on our consolidated financial statements and related disclosures.
ASU No. 2017-04. In January 2017, the FASB issued ASU No. 2017-04, "Intangibles–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which simplifies how an entity is required to test goodwill for impairment. The amendments in ASU No. 2017-04 require goodwill impairment to be measured using the difference between the carrying amount and the fair value of the reporting unit and require the loss recognized to not exceed the total amount of goodwill allocated to that reporting unit. ASU No. 2017-04 should be applied on a prospective basis and is effective for our annual goodwill impairment tests beginning in the first quarter of fiscal 2020. Early adoption is permitted. We have evaluated the effect that ASU No. 2017-04 will have on our consolidated financial statements and related disclosures and noted no material impact.
ASU No. 2016-16. In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory," which requires an entity to recognize the income tax consequences of an intercompany transfer of assets other than inventory when the transfer occurs. An entity will continue to recognize the income tax consequences of an intercompany transfer of inventory when the inventory is sold to a third party. ASU No. 2016-16 is effective for us in the first quarter of fiscal 2018 using a modified retrospective approach. We are evaluating the effect that ASU No. 2016-16 will have on our consolidated financial statements and related disclosures.
ASU No. 2016-02. In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which requires an entity that is a lessee to recognize the assets and liabilities arising from leases on the balance sheet. ASU No. 2016-02 also requires disclosures about the amount, timing, and uncertainty of cash flows arising from leases. ASU No. 2016-02 is effective for us in the first quarter of fiscal 2019 using a modified retrospective approach. Early adoption is permitted.
We are evaluating and planning for the adoption and implementation of ASU No. 2016-02. We believe that ASU No. 2016-02 will have a material impact on our financial position, as a result of the requirement to recognize right-of-use assets and lease liabilities on our consolidated balance sheets. The impact to our results of operations is being evaluated, and we do not believe there will be a material impact to our cash flows upon adoption of ASU No. 2016-02.
ASU No. 2014-09. In May 2014, the FASB issued a new ASU related to revenue recognition. Under ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, ASU No. 2014-09 requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU No. 2014-09 permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). ASU No. 2014-09 is effective for us in the first quarter of fiscal 2018.
We will adopt ASU No. 2014-09 in the first quarter of fiscal 2018 using the modified retrospective method. This adoption will not materially impact our consolidated financial statements or related disclosures. Under ASU No. 2014-09, we will change the presentation of certain expenses and cost reimbursements associated with our PLCC program, certain expenses related to the sale of our gift cards to customers, and gift card breakage income. We will also change our recognition of gift card breakage income to be recognized proportionately as redemption occurs, rather than based on historical redemption patterns. We are in the process of implementing changes to our processes, controls and systems in support of our adoption of ASU No. 2014-09.
Recent accounting pronouncements pending adoption not discussed above are either not applicable or are not expected to have a material impact on us.

2.	SEGMENT REPORTING
We currently conduct our retail operations in the U.S., Canada, and Mexico, each of which represents one of our three operating segments. Our operating segments reflect the way in which internally-reported financial information is used to make decisions and allocate resources. For disclosure purposes, we aggregate these three operating segments into one reportable segment due to their similar operating and financial characteristics and how the business is managed.
The assets of each of our operating segments primarily consist of net property and equipment and merchandise inventories. Long-lived assets, classified by geography, follow.

in millions	January 28, 2018	January 29, 2017	January 31, 2016
Long-lived assets – in the U.S.	$19,526	$19,519	$19,846
Long-lived assets – outside the U.S.	2,549	2,395	2,345
Total long-lived assets	$22,075	$21,914	$22,191
No sales to an individual customer or country other than the U.S. accounted for more than 10% of revenue during any of the last three fiscal years. Net sales, classified by geography, follow.

	Fiscal	Fiscal	Fiscal
in millions	2017	2016	2015
Net sales – in the U.S.	$92,413	$86,615	$80,550
Net sales – outside the U.S.	8,491	7,980	7,969
Net sales	$100,904	$94,595	$88,519
Net sales by products and services follow.

	Fiscal	Fiscal	Fiscal
in millions	2017	2016	2015
Net sales – products (1)	$95,956	$90,028	$84,130
Net sales – services (1)	4,948	4,567	4,389
Net sales	$100,904	$94,595	$88,519
—————
(1) Certain sales were reclassified from products to services in fiscal 2017. Prior year amounts have been reclassified to conform with the current year presentation.
Major product lines and the related merchandising departments (and related services) follow.

Major Product Line	Merchandising Departments
Building Materials	Building Materials, Electrical, Lighting, Lumber, Millwork, and Plumbing
Décor	Appliances, Décor, Flooring, Kitchen and Bath, and Paint
Hardlines	Hardware, Indoor Garden, Outdoor Garden, and Tools

Net sales by merchandising department (and related services) follow.

	Fiscal		Fiscal		Fiscal
	2017		2016		2015
dollars in millions	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Appliances	$8,147	8.1	$7,362	7.8	$6,539	7.4
Building Materials	7,342	7.3	6,774	7.2	6,416	7.2
Décor	3,057	3.0	2,906	3.1	2,730	3.1
Electrical (1)	5,037	5.0	4,561	4.8	4,291	4.8
Flooring	7,078	7.0	6,477	6.8	6,215	7.0
Hardware	5,891	5.8	5,629	6.0	5,296	6.0
Indoor Garden	9,639	9.6	9,204	9.7	8,227	9.3
Kitchen and Bath	7,377	7.3	7,184	7.6	6,909	7.8
Lighting (1)	4,409	4.4	4,423	4.7	4,249	4.8
Lumber	7,790	7.7	6,828	7.2	6,284	7.1
Millwork	5,382	5.3	5,139	5.4	4,937	5.6
Outdoor Garden	7,030	7.0	6,789	7.2	6,505	7.3
Paint	7,990	7.9	7,666	8.1	7,497	8.5
Plumbing	7,356	7.3	6,985	7.4	6,364	7.2
Tools	7,379	7.3	6,668	7.0	6,060	6.8
Total	$100,904	100.0%	$94,595	100.0%	$88,519	100.0%
—————
Note: Certain percentages may not sum to totals due to rounding.
(1) Certain products were reclassified from Electrical to Lighting in fiscal 2017. Prior year amounts have been reclassified to conform with the current year presentation.

3.	PROPERTY AND LEASES
Net Property and Equipment
The components of net property and equipment follow.

in millions	January 28, 2018	January 29, 2017
Land	$8,352	$8,207
Buildings	18,073	17,772
Furniture, fixtures and equipment	11,506	11,020
Leasehold improvements	1,637	1,519
Construction in progress	538	739
Capital leases	1,308	1,169
Property and equipment, at cost	41,414	40,426
Less accumulated depreciation and amortization	19,339	18,512
Net property and equipment	$22,075	$21,914
Leases
We lease certain retail locations, office space, warehouse and distribution space, equipment, and vehicles. While most of the leases are operating leases, certain locations and equipment are leased under capital leases. As leases approach maturity, we consider various factors such as market conditions and the terms of any renewal options that may exist to determine whether we will renew or replace the lease. Short-term and long-term obligations for capital leases are included in the applicable long-term debt category based on maturity.

Assets under capital leases (net of amortization) recorded in net property and equipment follow.

in millions	January 28, 2018	January 29, 2017
Capital leases, net	$821	$730
Certain lease agreements include escalating rents over the lease terms. Real estate taxes, insurance, maintenance, and operating expenses applicable to the leased property are our obligations under the lease agreements. We expense rent on a straight-line basis over the lease term, which commences on the date we have the right to control the property. The cumulative expense recognized on a straight-line basis in excess of the cumulative payments is included in other accrued expenses and other long-term liabilities.
Our total rent expense follows.

in millions	Fiscal	Fiscal	Fiscal
	2017	2016	2015
Total rent expense	$1,053	$984	$922
The approximate future minimum lease payments under capital and operating leases at January 28, 2018 follow.

in millions	Operating Leases	Capital Leases
Fiscal 2018	$921	$147
Fiscal 2019	869	142
Fiscal 2020	786	156
Fiscal 2021	696	132
Fiscal 2022	580	132
Thereafter through fiscal 2097	3,286	1,044
	$7,138	1,753
Less imputed interest		769
Net present value of capital lease obligations		984
Less current installments		52
Long-term capital lease obligations, excluding current installments		$932

4.	DEBT AND DERIVATIVE INSTRUMENTS
Short-Term Debt
In December 2017, we increased the borrowing capacity of our commercial paper programs from $2.0 billion to $3.0 billion. All of our short-term borrowings in fiscal 2017 and fiscal 2016 were under these commercial paper programs. In connection with these programs, we have back-up credit facilities with a consortium of banks for borrowings up to $3.0 billion. In December 2017, we replaced our five-year $2.0 billion credit facility that was scheduled to expire in December 2019, with a new, substantially identical five-year $2.0 billion credit facility that expires in December 2022. In addition, we added a separate 364-day $1.0 billion credit facility that expires in December 2018.
Certain information on our commercial paper programs follows.

dollars in millions	January 28, 2018	January 29, 2017
Weighted average interest rate	1.45%	0.63%
Balance outstanding at fiscal year-end	$1,559	$710
Maximum amount outstanding at any month-end	1,559	710
Average daily short-term borrowings	173	51

Long-Term Debt
Components of our long-term debt follow.

in millions	January 28, 2018	January 29, 2017
Floating rate senior notes due September 2017; interest payable quarterly	$—	$499
2.25% Senior notes due September 2018; interest payable semi-annually	1,137	1,151
2.00% Senior notes due June 2019; interest payable semi-annually	998	996
Floating rate senior notes due June 2020; interest payable quarterly	499	—
1.80% Senior notes due June 2020; interest payable semi-annually	748	—
3.95% Senior notes due September 2020; interest payable semi-annually	501	509
4.40% Senior notes due April 2021; interest payable semi-annually	998	997
2.00% Senior notes due April 2021; interest payable semi-annually	1,343	1,341
2.625% Senior notes due June 2022; interest payable semi-annually	1,243	1,241
2.70% Senior notes due April 2023; interest payable semi-annually	996	996
3.75% Senior notes due February 2024; interest payable semi-annually	1,093	1,092
3.35% Senior notes due September 2025; interest payable semi-annually	995	994
3.00% Senior notes due April 2026; interest payable semi-annually	1,287	1,286
2.125% Senior notes due September 2026; interest payable semi-annually	986	984
2.80% Senior notes due September 2027; interest payable semi-annually	993	—
5.875% Senior notes due December 2036; interest payable semi-annually	2,949	2,947
5.40% Senior notes due September 2040; interest payable semi-annually	495	495
5.95% Senior notes due April 2041; interest payable semi-annually	988	988
4.20% Senior notes due April 2043; interest payable semi-annually	988	988
4.875% Senior notes due February 2044; interest payable semi-annually	978	978
4.40% Senior notes due March 2045; interest payable semi-annually	977	976
4.25% Senior notes due April 2046; interest payable semi-annually	1,584	1,584
3.90% Senior notes due June 2047; interest payable semi-annually	738	—
3.50% Senior notes due September 2056; interest payable semi-annually	971	971
Capital lease obligations; payable in varying installments through January 31, 2055	984	878
Total long-term debt	25,469	22,891
Less current installments of long-term debt	1,202	542
Long-term debt, excluding current installments	$24,267	$22,349
September 2017 Issuance. In September 2017, we issued a single tranche of senior notes.

•	The tranche consisted of $1.0 billion of 2.80% senior notes due September 14, 2027 (the "2027 notes") at a discount of $3 million.

•	Issuance costs totaled $6 million.
Interest on the 2027 notes is due semi-annually on March 14 and September 14 of each year, beginning March 14, 2018. The net proceeds of the 2027 notes were used to repay our floating rate notes due September 15, 2017, and for general corporate purposes, including repurchases of our common stock.
June 2017 Issuance. In June 2017, we issued three tranches of senior notes.

•
The first tranche consisted of $500 million of floating rate senior notes due June 5, 2020 (the "2020 floating rate notes"). The 2020 floating rate notes bear interest at a variable rate determined quarterly equal to the three-month LIBOR plus 15 basis points.

•	The second tranche consisted of $750 million of 1.80% senior notes due June 5, 2020 (the "2020 notes") at a discount of $1 million.

•
The third tranche consisted of $750 million of 3.90% senior notes due June 15, 2047 (the "2047 notes") at a discount of $5 million (together with the 2020 floating rate notes and 2020 notes, the "June 2017 issuance").

•	Issuance costs totaled $12 million.
Interest on the 2020 floating rate notes is due quarterly on March 5, June 5, September 5, and December 5 of each year, beginning September 5, 2017. Interest on the 2020 notes is due semi-annually on June 5 and December 5 of each year, beginning December 5, 2017. Interest on the 2047 notes is due semi-annually on June 15 and December 15 of each year, beginning December 15, 2017. The net proceeds of the June 2017 issuance were used for general corporate purposes, including repurchases of our common stock.
September 2016 Issuance. In September 2016, we issued two tranches of senior notes.

•	The first tranche consisted of $1.0 billion of 2.125% senior notes due September 15, 2026 (the "September 2026 notes") at a discount of $11 million.

•
The second tranche consisted of $1.0 billion of 3.50% senior notes due September 15, 2056 (the "2056 notes") at a discount of $19 million (together with the September 2026 notes, the "September 2016 issuance").

•	Issuance costs totaled $16 million.
Interest on the September 2026 notes and the 2056 notes is due semi-annually on March 15 and September 15 of each year, beginning March 15, 2017. The net proceeds of the September 2016 issuance were used for general corporate purposes, including repurchases of our common stock.
February 2016 Issuance. In February 2016, we issued three tranches of senior notes.

•	The first tranche consisted of $1.35 billion of 2.00% senior notes due April 1, 2021 (the "2021 notes") at a discount of $5 million;

•	The second tranche consisted of $1.3 billion of 3.00% senior notes due April 1, 2026 (the "April 2026 notes") at a discount of $8 million.

•
The third tranche consisted of $350 million of 4.25% senior notes due April 1, 2046 (the "2046 notes") at a premium of $2 million (together with the 2021 notes and the April 2026 notes, the "February 2016 issuance"). The 2046 notes form a single series with our $1.25 billion of 4.25% senior notes due April 1, 2046 that were issued in May 2015, and have the same terms. The aggregate principal amount outstanding of our senior notes due April 1, 2046 is $1.6 billion.

•	Issuance costs totaled $17 million.
Interest on the 2021 notes and the April 2026 notes is due semi-annually on April 1 and October 1 of each year, beginning October 1, 2016. Interest on the 2046 notes is due semi-annually on April 1 and October 1 of each year, beginning April 1, 2016, with interest accruing from October 1, 2015. The net proceeds of the February 2016 issuance were used to repay our 5.40% senior notes due March 1, 2016.
Redemption. All of our senior notes, other than our outstanding floating rate notes, may be redeemed by us at any time, in whole or in part, at the redemption price plus accrued interest up to the redemption date. The redemption price is equal to the greater of (1) 100% of the principal amount of the notes to be redeemed, or (2) the sum of the present values of the remaining scheduled payments of principal and interest to the Par Call Date, as defined in the respective notes. Additionally, if a Change in Control Triggering Event occurs, as defined in the notes, holders of all notes have the right to require us to redeem those notes at 101% of the aggregate principal amount of the notes plus accrued interest up to the redemption date. We are generally not limited under the indentures governing the notes in our ability to incur additional indebtedness or required to maintain financial ratios or specified levels of net worth or liquidity. The indentures governing the notes contain various customary covenants; however, none are expected to impact our liquidity or capital resources.

Maturities of Long-Term Debt. Our long-term debt maturities, excluding capital leases, follow.

in millions	Principal
Fiscal 2018	$1,150
Fiscal 2019	1,000
Fiscal 2020	1,750
Fiscal 2021	2,350
Fiscal 2022	1,250
Thereafter	17,250
Derivative Instruments
At both January 28, 2018 and January 29, 2017, we had outstanding cross currency swap agreements with a combined notional amount of $626 million, accounted for as cash flow hedges, to hedge foreign currency fluctuations on certain intercompany debt. The approximate fair values of these agreements were assets of $233 million at January 28, 2018 and $258 million at January 29, 2017, which were the estimated amounts we would have received to settle the agreements, and were included in other assets.
We had outstanding interest rate swap agreements with combined notional amounts of $1.25 billion at January 28, 2018 and $1.0 billion at January 29, 2017. These agreements were accounted for as fair value hedges that swap fixed for variable rate interest to hedge changes in the fair values of certain senior notes. The fair values of these agreements were not material at January 28, 2018 and January 29, 2017, respectively.
At January 28, 2018, we had outstanding foreign currency forward contracts with a combined notional amount of $300 million, accounted for as net investment hedges, that hedge against foreign currency exposure on our net investment in certain subsidiaries. At January 28, 2018, the fair values of these agreements were not material.

5.	INCOME TAXES
Our earnings before the provision for income taxes follow.

in millions	Fiscal	Fiscal	Fiscal
	2017	2016	2015
U.S.	$12,682	$11,568	$10,207
Foreign	1,016	923	814
Total	$13,698	$12,491	$11,021
Our provision for income taxes follows.

in millions	Fiscal	Fiscal	Fiscal
	2017	2016	2015
Current:
Federal	$4,128	$3,870	$3,228
State	499	462	466
Foreign	331	315	296
Total current	4,958	4,647	3,990
Deferred:
Federal	(67)	(102)	21
State	89	13	10
Foreign	88	(24)	(9)
Total deferred	110	(113)	22
Provision for income taxes	$5,068	$4,534	$4,012

Our combined federal, state, and foreign effective tax rates follow.

	Fiscal	Fiscal	Fiscal
	2017	2016	2015
Combined federal, state, and foreign effective tax rates	37.0%	36.3%	36.4%
The reconciliation of our provision for income taxes at the federal statutory rates of approximately 34% for fiscal 2017, 35% for fiscal 2016, and 35% for fiscal 2015 to the actual tax expense follows.

in millions	Fiscal	Fiscal	Fiscal
	2017	2016	2015
Income taxes at federal statutory rate	$4,648	$4,372	$3,857
State income taxes, net of federal income tax benefit	369	309	309
Tax on mandatory deemed repatriation	400	—	—
Other, net	(349)	(147)	(154)
Total	$5,068	$4,534	$4,012
On December 22, 2017, the U.S. enacted comprehensive tax legislation with the Tax Act, making broad and complex changes to U.S. tax law, including lowering the U.S. corporate income tax rate to 21%, transitioning to a modified territorial system, and providing for current expensing of certain qualifying capital expenditures. As a result of enactment of the Tax Act, our fiscal 2017 tax provision reflects additional net tax expense of $127 million.
As part of the transition to the new territorial tax system, the Tax Act imposes a one-time tax on deemed repatriation of historical earnings of foreign subsidiaries. For fiscal 2017, these impacts resulted in a provisional charge in the fourth quarter of approximately $400 million, comprising U.S. repatriation taxes, foreign withholding taxes, and state taxes.
The lower corporate income tax rate of 21% is effective January 1, 2018, resulting in a U.S. statutory federal tax rate of approximately 34% for fiscal 2017, and 21% for subsequent fiscal years, which provided a benefit to our fiscal 2017 tax provision of approximately $126 million.
The reduction of the U.S. corporate tax rate requires a remeasurement of our U.S. deferred tax assets and liabilities to the lower federal base rate of 21%. This resulted in a provisional benefit of $147 million for fiscal 2017.
The Tax Act also added a new provision for a tax on global intangible low-taxed income (“GILTI”). Due to the complexity of the new tax rules, we are considering available accounting policy alternatives to adopt, to either record the U.S. income tax effect of future GILTI inclusions in the period in which they arise or establish deferred taxes with respect to the expected future tax liabilities associated with future GILTI inclusions. We have not made an accounting policy election and will do so after we complete an analysis of those provisions.
On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118, we were able to make reasonable estimates of certain effects and, therefore, recorded provisional amounts for the remeasurement of deferred tax assets and liabilities and the tax on the mandatory deemed repatriation of foreign earnings.
For the remeasurement of our deferred tax assets and liabilities, we have recorded a provisional benefit of $147 million for the year ended January 28, 2018. While we are able to make a reasonable estimate of the impact of the reduction in corporate rate, it may be affected by other factors, including, but not limited to, changes to our calculation of deemed repatriation of deferred foreign income and changes to the current year deferred tax balance estimates.
To determine the amount of the income tax on mandatory deemed repatriation of foreign earnings, we must determine, in addition to other factors, the amount of post-1986 earnings and profits ("E&P") of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. We are able to make a reasonable estimate of the tax and recorded a provisional obligation of $400 million. However, we are continuing to gather additional information to more precisely compute the amount of the tax.

We expect additional regulatory guidance and technical clarifications from the U.S. Department of the Treasury and IRS within the next 12 months. Any subsequent adjustment to these amounts will be recorded to income tax expense from continuing operations in the quarter of fiscal year 2018 in which the analysis is complete.
The tax effects of temporary differences that give rise to significant portions of our deferred tax assets and deferred tax liabilities follow.

in millions	January 28, 2018	January 29, 2017
Assets:
Deferred compensation	$185	$284
Accrued self-insurance liabilities	295	440
State income taxes	109	152
Non-deductible reserves	220	328
Net operating losses	19	33
Other	124	268
Total deferred tax assets	952	1,505
Valuation allowance	—	(3)
Total deferred tax assets after valuation allowance	952	1,502

Liabilities:
Merchandise inventories	(9)	(64)
Property and equipment	(770)	(1,128)
Goodwill and other intangibles	(243)	(368)
Other	(251)	(147)
Total deferred tax liabilities	(1,273)	(1,707)
Net deferred tax liabilities	$(321)	$(205)
Our noncurrent deferred tax assets and noncurrent deferred tax liabilities, netted by tax jurisdiction, follow.

in millions	January 28, 2018	January 29, 2017
Other assets	$119	$91
Deferred income taxes	(440)	(296)
Net deferred tax liabilities	$(321)	$(205)
We believe that the realization of the deferred tax assets is more likely than not, based upon the expectation that we will generate the necessary taxable income in future periods.
At January 28, 2018, we had federal, state, and foreign net operating loss carryforwards available to reduce future taxable income, expiring at various dates beginning in 2018 to 2037. We have concluded that it is more likely than not that the tax benefits related to the federal and state net operating losses will be realized. As of January 29, 2017, a valuation allowance of $3 million had been provided to reduce the deferred tax asset related to foreign net operating losses to an amount that is more likely than not to be realized. As of January 28, 2018, we are no longer active in the foreign jurisdictions in which the valuation allowance relates; therefore, the valuation allowance of $3 million was released this year when the related deferred tax asset was written off.
We intend to reinvest substantially all of the unremitted earnings of our non-U.S. subsidiaries in excess of working capital and strategic requirements and postpone their remittance indefinitely. Accordingly, no provision for withholding taxes was recorded on these unremitted earnings in the accompanying consolidated statements of earnings. It is impracticable for us to determine the amount of unrecognized deferred tax liabilities on these indefinitely reinvested earnings. We have reevaluated our investment position with respect to certain cash balances and we do not intend to indefinitely reinvest cash in excess of working capital and strategic requirements. Accordingly, we have recorded a provisional deferred tax expense for these unremitted earnings in the accompanying consolidated statements of earnings.
Our income tax returns are routinely examined by domestic and foreign tax authorities. For fiscal years 2005 through 2009, a transfer pricing issue remains open pending negotiations between the U.S. and Mexican tax authorities. Our U.S. federal tax returns for fiscal years 2010 through 2012 are currently under examination by the IRS. During fiscal 2016, the IRS issued a proposed adjustment relating to transfer pricing between our entities in the U.S. and China for fiscal years 2010 through 2012. We intend to defend our position using all available remedies including bi-lateral relief. There are also ongoing U.S. state and local and other foreign audits covering fiscal years 2005 through 2015. We do not expect the results from any ongoing income tax audit to have a material impact on our consolidated financial condition, results of operations, or cash flows.
Over the next twelve months, it is reasonably possible that the resolution of federal and state tax examinations could reduce our unrecognized tax benefits by $187 million. Final settlement of these audit issues may result in payments that are more or less than this amount, but we do not anticipate the resolution of these matters will result in a material change to our consolidated financial condition or results of operations.
Reconciliations of the beginning and ending amount of our gross unrecognized tax benefits follow.

in millions	Fiscal	Fiscal	Fiscal
	2017	2016	2015
Unrecognized tax benefits balance at beginning of fiscal year	$659	$689	$765
Additions based on tax positions related to the current year	74	147	169
Additions for tax positions of prior years	15	14	126
Reductions for tax positions of prior years	(93)	(161)	(350)
Reductions due to settlements	(1)	(16)	(14)
Reductions due to lapse of statute of limitations	(17)	(14)	(7)
Unrecognized tax benefits balance at end of fiscal year	$637	$659	$689
Unrecognized tax benefits that if recognized would affect our annual effective income tax rate on net earnings were $483 million at January 28, 2018; $382 million at January 29, 2017; and $382 million at January 31, 2016.
Net adjustments to accruals for interest and penalties associated with uncertain tax positions resulted in expenses of $24 million in fiscal 2017, $20 million in fiscal 2016, and $5 million in fiscal 2015. Interest and penalties are included in interest expense and SG&A, respectively.
Our total accrued interest and penalties follow.

in millions	January 28, 2018	January 29, 2017
Total accrued interest and penalties	$134	$109

6.	STOCKHOLDERS' EQUITY
Stock Rollforward
A reconciliation of the number of shares of our common stock follows.

in millions	Fiscal	Fiscal	Fiscal
	2017	2016	2015
Common stock:
Balance at beginning of year	1,776	1,772	1,768
Shares issued under employee stock plans	4	4	4
Balance at end of year	1,780	1,776	1,772
Treasury stock:
Balance at beginning of year	(573)	(520)	(461)
Repurchases of common stock	(49)	(53)	(59)
Balance at end of year	(622)	(573)	(520)
Shares outstanding at end of year	1,158	1,203	1,252
Accelerated Share Repurchase Agreements. We enter into ASR agreements from time to time with third-party financial institutions to repurchase shares of our common stock. Under an ASR agreement, we pay a specified amount to the financial institution and receive an initial delivery of shares. This initial delivery of shares represents the minimum number of shares that we may receive under the agreement. Upon settlement of the ASR agreement, the financial institution delivers additional shares, with the final number of shares delivered determined with reference to the volume weighted average price per share of our common stock over the term of the agreement, less a negotiated discount. The transactions are accounted for as equity transactions and are included in treasury stock when the shares are received, at which time there is an immediate reduction in the weighted average common shares calculation for basic and diluted earnings per share.
The terms of each ASR agreement entered into during the last three fiscal years, structured as outlined above, follow (in millions).

Agreement Date	Settlement Date	Agreement Amount	Initial Shares Delivered	Additional Shares Delivered	Total Shares Delivered
Q1 2015	Q1 2015	$850	7.0	0.5	7.5
Q2 2015	Q3 2015	1,500	12.0	1.3	13.3
Q3 2015	Q4 2015	1,375	10.1	1.3	11.4
Q4 2015	Q4 2015	1,500	9.7	1.7	11.4
Q2 2017	Q2 2017	1,650	9.7	1.1	10.8
Q3 2017	Q4 2017	1,200	6.7	0.7	7.4

7.	FAIR VALUE MEASUREMENTS
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities that are measured at fair value on a recurring basis follow.

	Fair Value at January 28, 2018 Using			Fair Value at January 29, 2017 Using
in millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative agreements – assets	$—	$235	$—	$—	$271	$—
Derivative agreements – liabilities	—	(12)	—	—	—	—
Total	$—	$223	$—	$—	$271	$—
We use derivative financial instruments from time to time in the management of our interest rate exposure on long-term debt and our exposure on foreign currency fluctuations. The fair value of our derivative financial instruments was measured using observable market information (level 2). Our derivative agreements are discussed further in Note 4.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The carrying amounts of cash and cash equivalents, receivables, short-term debt, and accounts payable approximate fair value due to the short-term maturities of these financial instruments.
Long-lived assets, goodwill, and other intangible assets were analyzed for impairment on a nonrecurring basis using fair value measurements with unobservable inputs (level 3).
The estimated fair values of the assets acquired and liabilities assumed for Interline, which was acquired in the third quarter of fiscal 2015, were measured using unobservable inputs (level 3). See Note 12 for further discussion of the Interline acquisition.
The aggregate fair values and carrying values of our senior notes follow.

	January 28, 2018		January 29, 2017
in millions	Fair Value (Level 1)	Carrying Value	Fair Value (Level 1)	Carrying Value
Senior notes	$26,617	$24,485	$23,620	$22,013

8.	EMPLOYEE STOCK PLANS
Omnibus Stock Incentive Plans
The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan (the "2005 Plan") and The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan (the "1997 Plan" and collectively with the 2005 Plan, the "Plans") provide that incentive and nonqualified stock options, stock appreciation rights, restricted stock, performance shares, performance units, and deferred shares may be issued to certain of our associates, officers, and directors. Under the 2005 Plan, the maximum number of shares of our common stock authorized for issuance is 255 million shares, with any award other than a stock option or stock appreciation right reducing the number of shares available for issuance by 2.11 shares. At January 28, 2018, there were 130 million shares available for future grants under the 2005 Plan. No additional equity awards could be issued from the 1997 Plan after the adoption of the 2005 Plan on May 26, 2005.
Stock Options. Under the terms of the Plans, incentive stock options and nonqualified stock options must have an exercise price at or above the fair market value of our stock on the date of the grant. Typically, incentive stock options and nonqualified stock options vest at the rate of 25% per year commencing on the first or second anniversary date of the grant, and expire on the tenth anniversary date of the grant. Additionally, certain stock options may become non-forfeitable upon the associate reaching age 60, provided the associate has had five years of continuous service.

Stock-based compensation expense and the total intrinsic value of stock options exercised follow.

in millions	Fiscal	Fiscal	Fiscal
	2017	2016	2015
Stock-based compensation expense related to stock options	$20	$26	$26
Total intrinsic value of stock options exercised	223	140	206
The per share weighted average fair value of stock options granted and the assumptions used in determining fair value at the date of grant using the Black-Scholes option-pricing model follow.

	Fiscal	Fiscal	Fiscal
	2017	2016	2015
Per share weighted average fair value	$21.85	$20.26	$18.54
Risk-free interest rate	1.9%	1.4%	1.4%
Assumed volatility	19.4%	20.7%	20.8%
Assumed dividend yield	2.4%	2.1%	2.0%
Assumed lives of options	5 years	5 years	5 years
A summary of stock option activity by number of shares and weighted average exercise price follows.

shares in thousands	Number of Shares	Weighted Average Exercise Price
Outstanding at January 29, 2017	8,720	$70.69
Granted	648	148.04
Exercised	(2,029)	48.64
Forfeited	(143)	122.43
Outstanding at January 28, 2018	7,196	82.85
Details regarding outstanding and exercisable stock options at the end of fiscal 2017 follow.

shares in thousands, dollars in millions, except for per share amounts	Number of Shares	Intrinsic Value	Weighted Average Remaining Life	Weighted Average Exercise Price
Outstanding	7,196	$895	6 years	$82.85
Exercisable	3,757	575	4 years	54.13
At January 28, 2018, there were approximately 6 million stock options vested or expected to ultimately vest. At January 28, 2018, there was $23 million of unamortized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted average period of two years.
Restricted Stock and Performance Shares. Restrictions on the restricted stock issued under the Plans generally lapse according to one of the following schedules:

•	the restrictions on the restricted stock lapse over various periods up to five years;

•
the restrictions on 25% of the restricted stock lapse upon the third and sixth anniversaries of the date of issuance with the remaining 50% of the restricted stock lapsing upon the associate’s attainment of age 62; or

•
the restrictions on 25% of the restricted stock lapse upon the third and sixth anniversaries of the date of issuance with the remaining 50% of the restricted stock lapsing upon the earlier of the associate’s attainment of age 60 or the tenth anniversary of the grant date.

We have also granted performance shares under the Plans, the payout of which is dependent on our performance against target average ROIC and operating profit over a three-year performance cycle. Additionally, certain awards may become non-forfeitable upon the associate's attainment of age 60, provided the associate has had five years of continuous service. The fair value of the restricted stock and performance shares is expensed over the period during which the restrictions lapse.

Recognized stock-based compensation expense related to restricted stock and performance shares is presented below.

in millions	Fiscal	Fiscal	Fiscal
	2017	2016	2015
Stock-based compensation expense related to restricted stock and performance shares	$209	$199	$180
A summary of restricted stock and performance shares activity by number of shares and weighted average grant date fair value is presented below.

shares in thousands	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 29, 2017	5,452	$103.41
Granted	1,769	144.12
Vested	(2,093)	90.25
Forfeited	(399)	120.38
Outstanding at January 28, 2018	4,729	123.03
At January 28, 2018, there was $337 million of unamortized stock-based compensation expense related to restricted stock and performance shares, which is expected to be recognized over a weighted average period of two years. The total fair value of restricted stock and performance shares that vested during the fiscal year follow.

in millions	Fiscal	Fiscal	Fiscal
	2017	2016	2015
Total fair value vested	$309	$354	$382
Deferred Shares. In fiscal 2017, there were an aggregate of 122,000 deferred shares granted under the Plans compared to 139,000 in fiscal 2016 and 152,000 in fiscal 2015. Each deferred share entitles the associate to one share of common stock to be received up to five years after the grant date of the deferred shares, subject to certain deferral rights of the associate. Additionally, certain awards may become non-forfeitable upon the associate reaching age 60, provided the associate has had five years of continuous service. Recorded stock-based compensation expense related to deferred shares follows.

in millions	Fiscal	Fiscal	Fiscal
	2017	2016	2015
Stock-based compensation expense related to deferred shares	$16	$16	$15
Employee Stock Purchase Plans
We maintain two ESPPs (U.S. and non-U.S. plans). The plan for U.S. associates is a tax-qualified plan under Section 423 of the Internal Revenue Code. The non-U.S. plan is not a Section 423 plan. At January 28, 2018, there were 20 million shares available under the U.S. plan and 19 million shares available under the non-U.S. plan. The purchase price of shares under the ESPPs is equal to 85% of the stock’s fair market value on the last day of the purchase period, which is a six-month period ending on December 31 and June 30 of each year. During fiscal 2017, there were 1 million shares purchased under the ESPPs at an average price of $143.71. Under the outstanding ESPPs at January 28, 2018, employees have contributed $17 million to purchase shares at 85% of the stock’s fair market value on the last day of the current purchase period (June 30, 2018). Recognized stock-based compensation expense related to ESPPs follows.

in millions	Fiscal	Fiscal	Fiscal
	2017	2016	2015
Stock-based compensation expense related to ESPPs	$28	$26	$23

9.	EMPLOYEE BENEFIT PLANS
We maintain active defined contribution retirement plans for our employees (the "Benefit Plans"). All associates satisfying certain service requirements are eligible to participate in the Benefit Plans. We make cash contributions each payroll period up to specified percentages of associates’ contributions as approved by our Board of Directors.
We also maintain the Restoration Plan to provide certain associates deferred compensation that they would have received under the Benefit Plans as a matching contribution if not for the maximum compensation limits under the Internal Revenue Code. We fund the Restoration Plan through contributions made to a grantor trust, which are then used to purchase shares of our common stock in the open market.
Our contributions to the Benefit Plans and the Restoration Plan follow.

in millions	Fiscal	Fiscal	Fiscal
	2017	2016	2015
Contributions to the Benefits Plans and the Restoration Plan	$202	$195	$186
At January 28, 2018, the Benefit Plans and the Restoration Plan held a total of 7 million shares of our common stock in trust for plan participants.

10.	WEIGHTED AVERAGE COMMON SHARES
The reconciliation of our basic to diluted weighted average common shares follows.

in millions	Fiscal	Fiscal	Fiscal
	2017	2016	2015
Basic weighted average common shares	1,178	1,229	1,277
Effect of potentially dilutive securities	6	5	6
Diluted weighted average common shares	1,184	1,234	1,283

Anti-dilutive securities excluded from diluted weighted average common shares	1	1	1

11.	COMMITMENTS AND CONTINGENCIES
At January 28, 2018, we were contingently liable for approximately $447 million under outstanding letters of credit and open accounts issued for certain business transactions, including insurance programs, trade contracts, and construction contracts. Our letters of credit are primarily performance-based and are not based on changes in variable components, a liability or an equity security of the other party.
In addition to the Data Breach described below, we are involved in litigation arising in the normal course of business. In management’s opinion, any such litigation is not expected to have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.
Data Breach
As previously reported, in the third quarter of fiscal 2014, we confirmed that our payment data systems were breached, which potentially impacted customers who used payment cards at self-checkout systems in our U.S. and Canadian stores (the "Data Breach"). The Data Breach resulted in a number of claims and investigations, a significant number of which had been resolved prior to fiscal 2017. During fiscal 2017, the United States District Court for the Northern District of Georgia approved settlement agreements that resolved and dismissed the claims asserted in the two remaining litigation matters, the financial institution class actions and the purported shareholder derivative actions.
We previously recorded accruals for estimated probable losses in connection with the matters described above. As of the end of fiscal 2017, we had resolved the consumer, financial institution, and shareholder derivative claims, representing the significant majority of the claims relating to the Data Breach, and there were no material changes during fiscal 2017 to our loss contingency assessment relating to any remaining matters. Further, we do not believe that the ultimate amounts to be paid with respect to any remaining matters will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows in future periods. As a result, in future filings we do not anticipate providing separate reporting with respect to the Data Breach.

12.	INTERLINE ACQUISITION
In August 2015, we completed our acquisition of Interline, which established a platform in the MRO market. The aggregate purchase price was $1.7 billion, a portion of which was used for the repayment of substantially all of Interline’s indebtedness at that time. We have consolidated Interline’s results of operations in our financial statements since the date of acquisition. Pro forma results of operations for the period prior to the acquisition in fiscal 2015 would not be materially different as a result of the acquisition and therefore are not presented.
We finalized our purchase price allocation during the fourth quarter of fiscal 2015. The estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for Interline follow.

in millions	Fair Value
Current assets	$593
Long-lived assets other than goodwill	619
Goodwill	788
Other assets	49
Total assets acquired	2,049
Current liabilities	199
Other long-term liabilities	178
Total liabilities assumed	377
Net assets acquired	$1,672
Intangible assets acquired consist of customer relationships of $310 million, with a weighted average useful life of 12 years, and trade names of $253 million, with an indefinite life, which are included in other assets. The goodwill of $788 million represents future economic benefits expected to arise from our expanded presence in the MRO market and expected revenue and purchasing synergies. Neither the intangible assets nor the goodwill acquired are deductible for income tax purposes.

13.	INVESTMENT IN HD SUPPLY
In fiscal 2015, the remaining principal shareholder of HD Supply elected to sell its shares of common stock in a secondary public offering, and we exercised our rights under a registration rights agreement to include our shares in this offering. As a result, we sold our remaining shares of HD Supply common stock (with zero cost basis) and recognized a pretax gain of $144 million in interest and investment income in fiscal 2015.

14.	QUARTERLY FINANCIAL DATA (UNAUDITED)
A summary of our quarterly consolidated results of operations follows.

in millions, except per share data	First Fiscal Quarter	Second Fiscal Quarter	Third Fiscal Quarter	Fourth Fiscal Quarter
Fiscal 2017:
Net sales	$23,887	$28,108	$25,026	$23,883
Gross profit	8,154	9,461	8,648	8,093
Net earnings	2,014	2,672	2,165	1,779
Basic earnings per share	1.68	2.26	1.85	1.53
Diluted earnings per share	1.67	2.25	1.84	1.52

Fiscal 2016:
Net sales	$22,762	$26,472	$23,154	$22,207
Gross profit	7,791	8,927	8,042	7,553
Net earnings	1,803	2,441	1,969	1,744
Basic earnings per share	1.45	1.98	1.61	1.45
Diluted earnings per share	1.44	1.97	1.60	1.44

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
We maintain disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the fiscal quarter ended January 28, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 28, 2018 based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of January 28, 2018 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The effectiveness of our internal control over financial reporting as of January 28, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ CRAIG A. MENEAR	/s/ CAROL B. TOMÉ
Craig A. Menear Chairman, Chief Executive Officer and President	Carol B. Tomé Chief Financial Officer and Executive Vice President – Corporate Services

Report of Independent Registered Public Accounting Firm
The Stockholders and Board of Directors
The Home Depot, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited The Home Depot, Inc. and Subsidiaries' internal control over financial reporting as of January 28, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Consolidated Balance Sheets of the Home Depot, Inc. and Subsidiaries as of January 28, 2018 and January 29, 2017, and the related Consolidated Statements of Earnings, Comprehensive Income, Stockholders' Equity, and Cash Flows for each of the fiscal years in the three-year period ended January 28, 2018, and the related notes (collectively, the "Consolidated Financial Statements"), and our report dated March 22, 2018 expressed an unqualified opinion on those Consolidated Financial Statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
Atlanta, Georgia
March 22, 2018

Item 9B. Other Information.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item, other than the information regarding the executive officers set forth below, is incorporated by reference to the sections entitled "Election of Directors," "Corporate Governance," "General," and "Audit Committee Report" in our Proxy Statement for the 2018 Annual Meeting of Shareholders (the "Proxy Statement").
Executive officers are appointed by, and serve at the pleasure of, the Board of Directors. Our executive officers are as follows:
ANN-MARIE CAMPBELL, age 52, has been Executive Vice President – U.S. Stores since February 2016. From January 2009 to February 2016, she served as Division President of the Southern Division, and from December 2005 to January 2009, she served as Vice President – Vendor Services. Ms. Campbell began her career with The Home Depot in 1985 as a cashier and has held roles of increasing responsibility since she joined the Company, including vice president roles in the Company’s operations, merchandising, and marketing departments. She serves as a director of Potbelly Corporation, a chain of neighborhood sandwich shops.
MATTHEW A. CAREY, age 53, has been Executive Vice President and Chief Information Officer since September 2008. From January 2006 through August 2008, he served as Senior Vice President and Chief Technology Officer at eBay Inc., an online commerce platform. Mr. Carey was previously with Wal-Mart Stores, Inc., a general merchandise retailer, from June 1985 to December 2005. His final position with Wal-Mart was Senior Vice President and Chief Technology Officer.
EDWARD P. DECKER, age 55, has been Executive Vice President – Merchandising since August 2014. From October 2006 through July 2014, he served as Senior Vice President – Retail Finance, Pricing Analytics, and Assortment Planning. Mr. Decker joined The Home Depot in 2000 and held various strategic planning roles, including serving as Vice President – Strategic Business Development from November 2002 to April 2006 and Senior Vice President – Strategic Business and Asset Development from April 2006 to September 2006. Prior to joining the Company, Mr. Decker held various positions in strategic planning, business development, finance, and treasury at Kimberly-Clark Corp. and Scott Paper Co., both of which are consumer products companies.
MARK Q. HOLIFIELD, age 61, has been Executive Vice President – Supply Chain and Product Development since February 2014. From July 2006 through February 2014, he served as Senior Vice President – Supply Chain. Mr. Holifield was previously with Office Depot, Inc., an office products and services company, from 1994 through July 2006, where he served in variety of supply chain positions, including Executive Vice President of Supply Chain Management.
TIMOTHY A. HOURIGAN, age 61, has been Executive Vice President – Human Resources since June 2017. From February 2016 through June 2017, he served as Division President of the Southern Division. Prior to his role as Division President, Mr. Hourigan served in various human resources roles with the Company, including Vice President – Human Resources, U.S. Stores and Operations from September 2013 to February 2016; Vice President – Compensation and Benefits from February 2007 to September 2013; and Vice President – Human Resources from July 2002 to February 2007.
WILLIAM G. LENNIE, age 62, has been Executive Vice President – Outside Sales & Service since August 2015. From March 2011 through January 2016, he served as President of The Home Depot Canada, and he served as Senior Vice President – International Merchandising, Private Brands, and Global Sourcing from March 2009 through March 2011. Mr. Lennie originally joined the Company in 1992 and held roles of increasing responsibility in the Company’s merchandising department. In 2006, Mr. Lennie left the Company to be Senior Vice President of Merchandising, Hardlines for Dick’s Sporting Goods, Inc., a sporting goods retailer, before re-joining The Home Depot in 2009.
CRAIG A. MENEAR, age 60, has been our Chief Executive Officer and President since November 2014 and our Chairman since February 2015. He previously served as our President, U.S. Retail from February 2014 to October 2014. From April 2007 through February 2014, he served as Executive Vice President – Merchandising, and from August 2003 through April 2007, he served as Senior Vice President – Merchandising. From 1997 through August 2003, Mr. Menear served in various management and vice president level positions in the Company’s merchandising department, including Merchandising Vice President of Hardware, Merchandising Vice President of the Southwest Division, and Divisional Merchandise Manager of the Southwest Division.
TERESA WYNN ROSEBOROUGH, age 59, has been Executive Vice President, General Counsel and Corporate Secretary since November 2011. From April 2006 through November 2011, Ms. Roseborough served in several legal positions with MetLife, Inc., a provider of insurance and other financial services, including Senior Chief Counsel – Compliance & Litigation and most recently as Deputy General Counsel. Prior to joining MetLife, Ms. Roseborough was a partner with the law firm Sutherland Asbill & Brennan LLP from February 1996 through March 2006 and a Deputy Assistant Attorney General in the Office of Legal Counsel of the United States Department of Justice from January 1994 through February 1996. Ms. Roseborough serves as a director of The Hartford Financial Services Group, Inc., an investment and insurance company.
CAROL B. TOMÉ, age 61, has been Chief Financial Officer since May 2001 and Executive Vice President – Corporate Services since January 2007. Prior thereto, Ms. Tomé served as Senior Vice President – Finance and Accounting/Treasurer from February 2000 through May 2001 and as Vice President and Treasurer from 1995 through February 2000. From 1992 until 1995, when she joined the Company, Ms. Tomé was Vice President and Treasurer of Riverwood International Corporation, a provider of paperboard packaging. Ms. Tomé serves as a director of United Parcel Service, Inc., a global package delivery and logistics provider. She also serves as a member of the Advisory Board of certain Fidelity funds, and in fiscal 2017, she served as Trustee of certain Fidelity funds.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the sections entitled "Executive Compensation," "Director Compensation," and "Leadership Development and Compensation Committee Report" in our Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the sections entitled "Beneficial Ownership of Common Stock" and "Executive Compensation – Equity Compensation Plan Information" in our Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the section entitled "Corporate Governance" in our Proxy Statement.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to the section entitled "Independent Registered Public Accounting Firm’s Fees" in our Proxy Statement.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
The following documents are filed as part of this report:
1. Financial Statements
The following financial statements are set forth in Item 8 hereof:

•	Report of Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets as of January 28, 2018 and January 29, 2017;

•	Consolidated Statements of Earnings for fiscal 2017, fiscal 2016, and fiscal 2015;

•	Consolidated Statements of Comprehensive Income for fiscal 2017, fiscal 2016, and fiscal 2015;

•	Consolidated Statements of Stockholders’ Equity for fiscal 2017, fiscal 2016, and fiscal 2015;

•	Consolidated Statements of Cash Flows for fiscal 2017, fiscal 2016, and fiscal 2015; and

•	Notes to Consolidated Financial Statements.

2. Financial Statement Schedules
All schedules are omitted as the required information is inapplicable or the information is presented in our consolidated financial statements or related notes.
3. Exhibits
Exhibits not filed or furnished herewith are incorporated by reference to exhibits previously filed with the SEC, as reflected in the table below. Our Current, Quarterly, and Annual Reports are filed with the SEC under File No. 1-8207. Our Registration Statements have the file numbers noted wherever such statements are identified in the following list of exhibits. We will furnish a copy of any exhibit to shareholders without charge upon written request to Investor Relations, The Home Depot, Inc., 2455 Paces Ferry Road, Atlanta, Georgia 30339, via the internet at http://ir.homedepot.com, or by calling Investor Relations at (770) 384-2871.

Exhibit	Description	Reference
3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc.	Form 10-Q for the fiscal quarter ended July 31, 2011, Exhibit 3.1
3.2	By-Laws of The Home Depot, Inc. (Amended and Restated Effective March 3, 2016)	Form 8-K filed on March 8, 2016, Exhibit 3.2
4.1	Indenture, dated as of May 4, 2005, between The Home Depot, Inc. and The Bank of New York Trust Company, N.A., as Trustee	Form S-3 (File No. 333-124699) filed May 6, 2005, Exhibit 4.1
4.2	Indenture, dated as of August 24, 2012 between The Home Depot, Inc. and Deutsche Bank Trust Company Americas, as Trustee	Form S-3 (File No. 333-183621) filed August 29, 2012, Exhibit 4.3
4.3	Form of 5.875% Senior Note due December 16, 2036	Form 8-K filed December 19, 2006, Exhibit 4.3
4.4	Form of 3.95% Senior Note due September 15, 2020	Form 8-K filed September 10, 2010, Exhibit 4.1
4.5	Form of 5.40% Senior Note due September 15, 2040	Form 8-K filed September 10, 2010, Exhibit 4.2
4.6	Form of 4.40% Senior Note due April 1, 2021	Form 8-K filed March 31, 2011, Exhibit 4.1
4.7	Form of 5.95% Senior Note due April 1, 2041	Form 8-K filed March 31, 2011, Exhibit 4.2
4.8	Form of 2.700% Senior Note due April 1, 2023	Form 8-K filed April 5, 2013, Exhibit 4.2
4.9	Form of 4.200% Senior Note due April 1, 2043	Form 8-K filed April 5, 2013, Exhibit 4.3
4.10	Form of 2.250% Senior Note due September 10, 2018	Form 8-K filed September 10, 2013, Exhibit 4.2
4.11	Form of 3.750% Senior Note due February 15, 2024	Form 8-K filed September 10, 2013, Exhibit 4.3
4.12	Form of 4.875% Senior Note due February 15, 2044	Form 8-K filed September 10, 2013, Exhibit 4.4
4.13	Form of 2.00% Senior Note due June 15, 2019	Form 8-K filed June 12, 2014, Exhibit 4.2
4.14	Form of 4.40% Senior Note due March 15, 2045	Form 8-K filed June 12, 2014, Exhibit 4.3
4.15	Form of 2.625% Senior Note due June 1, 2022	Form 8-K filed June 2, 2015, Exhibit 4.2
4.16	Form of 4.250% Senior Note due April 1, 2046	Form 8-K filed June 2, 2015, Exhibit 4.3
4.17	Form of Floating Rate Note due September 15, 2017	Form 8-K filed September 15, 2015, Exhibit 4.2
4.18	Form of 3.35% Note due September 15, 2025	Form 8-K filed September 15, 2015, Exhibit 4.3
4.19	Form of 2.000% Senior Note due April 1, 2021	Form 8-K filed February 12, 2016, Exhibit 4.2
4.20	Form of 3.000% Senior Note due April 1, 2026	Form 8-K filed February 12, 2016, Exhibit 4.3
4.21	Form of 4.250% Senior Note due April 1, 2046	Form 8-K filed February 12, 2016, Exhibit 4.4
4.22	Form of 2.125% Senior Note due September 15, 2026	Form 8-K filed September 15, 2016, Exhibit 4.2

Exhibit		Description	Reference
4.23		Form of 3.500% Senior Note due September 15, 2056	Form 8-K filed September 15, 2016, Exhibit 4.3
4.24		Form of Floating Rate Note due June 5, 2020	Form 8-K filed June 5, 2017, Exhibit 4.2
4.25		Form of 1.800% Senior Note due June 5, 2020	Form 8-K filed June 5, 2017, Exhibit 4.3
4.26		Form of 3.900% Senior Note due June 15, 2047	Form 8-K filed June 5, 2017, Exhibit 4.4
4.27		Form of 2.800% Note due September 14, 2027	Form 8-K filed September 14, 2017, Exhibit 4.2
10.1	†	The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan	Form 10-Q for the fiscal quarter ended August 4, 2002, Exhibit 10.1
10.2	†	Form of Executive Employment Death Benefit Agreement	Form 10-K for the fiscal year ended February 3, 2013, Exhibit 10.2
10.3	†	The Home Depot Deferred Compensation Plan for Officers (As Amended and Restated Effective January 1, 2008)	Form 8-K filed on August 20, 2007, Exhibit 10.1
10.4	†	Amendment No. 1 to The Home Depot Deferred Compensation Plan for Officers (As Amended and Restated Effective January 1, 2008)	Form 10-K for the fiscal year ended January 31, 2010, Exhibit 10.4
10.5	†	The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 10-Q for the fiscal quarter ended May 5, 2013, Exhibit 10.1
10.6	†	Amendment No. 1 to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan and The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan	Form 10-K for the fiscal year ended January 31, 2010, Exhibit 10.6
10.7	†	The Home Depot FutureBuilder Restoration Plan	Form 8-K filed on August 20, 2007, Exhibit 10.2
10.8	†	Amendment No.1 to The Home Depot FutureBuilder Restoration Plan	Form 10-K for the fiscal year ended February 2, 2014, Exhibit 10.8
10.9	†	The Home Depot, Inc. Nonemployee Directors’ Deferred Stock Compensation Plan	Form 8-K filed on August 20, 2007, Exhibit 10.3
10.10	†	The Home Depot, Inc. Amended and Restated Management Incentive Plan (Effective November 21, 2013)	Form 10-K for the fiscal year ended February 2, 2014, Exhibit 10.10
10.11	†	The Home Depot, Inc. Amended and Restated Employee Stock Purchase Plan, as amended and restated effective July 1, 2012	Form 10-Q for the fiscal quarter ended April 29, 2012, Exhibit 10.1
10.12	†	Form of Executive Officer Restricted Stock Award Pursuant to The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan	Form 10-Q for the fiscal quarter ended October 31, 2004, Exhibit 10.1
10.13	†	Form of Nonqualified Stock Option Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan	Form 8-K filed on March 27, 2007, Exhibit 10.6
10.14	†	Form of Executive Officer Nonqualified Stock Option Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan	Form 8-K filed on March 13, 2009, Exhibit 10.4
10.15	†	Form of Deferred Share Award (Nonemployee Director) Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan	Form 8-K filed on November 15, 2007, Exhibit 10.1
10.16	†	Form of Equity Award Terms and Conditions Agreement Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan	Form 8-K filed on March 2, 2011, Exhibit 10.1
10.17	†	Form of Executive Officer Equity Award Terms and Conditions Agreement Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed on March 6, 2013, Exhibit 10.1

Exhibit		Description	Reference
10.18	†	Form of Executive Officer Equity Award Agreement (Nonqualified Stock Option) Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed on March 8, 2016, Exhibit 10.1
10.19	†	Form of Executive Officer Equity Award Agreement (Performance Based Restricted Stock) Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed on March 8, 2016, Exhibit 10.2
10.20	†	Form of Executive Officer Equity Award Agreement (Performance Shares) Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed on March 8, 2016, Exhibit 10.3
10.21	†	Form of Deferred Share Award (Nonemployee Director) Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan	Form 10-K for the fiscal year ended January 29, 2017, Exhibit 10.21
10.22	†	Form of Executive Officer Equity Award Agreement (Performance Shares) Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed on February 28, 2018, Exhibit 10.1
10.23	†	Form of Executive Officer Equity Award Agreement (Performance Based Restricted Stock) Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed on February 28, 2018, Exhibit 10.2
10.24	†	Form of Executive Officer Equity Award Agreement (Nonqualified Stock Option) Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed on February 28, 2018, Exhibit 10.3
10.25	†	Employment Arrangement between Craig A. Menear and The Home Depot, Inc., dated October 16, 2014	Form 10-Q for the fiscal quarter ended November 2, 2014, Exhibit 10.2
10.26	†	Employment Arrangement between Carol B. Tomé and The Home Depot, Inc., dated January 20, 2007	Form 8-K/A filed on January 24, 2007, Exhibit 10.2
10.27	†	Code Section 409A Amendment to Employment Arrangement between Carol B. Tomé and The Home Depot, Inc., dated December 21, 2012	Form 10-K for the fiscal year ended February 3, 2013, Exhibit 10.22
10.28	†	Employment Arrangement between Matthew A. Carey and The Home Depot, Inc., dated August 22, 2008, as amended on September 3, 2008	Form 10-K for the fiscal year ended January 30, 2011, Exhibit 10.36
10.29	†	Employment Arrangement between Mark Q. Holifield and The Home Depot, Inc., dated February 27, 2014	Form 10-K for the fiscal year ended February 1, 2015, Exhibit 10.30
10.30	†	Employment Arrangement between Ann-Marie Campbell and The Home Depot, Inc., dated January 12, 2016	Form 10-K for the fiscal year ended January 29, 2017, Exhibit 10.29
10.31	*†	Employment Arrangement between Edward P. Decker and The Home Depot, Inc., dated July 29, 2014
12	*	Statement of Computation of Ratio of Earnings to Fixed Charges
21	*	List of Subsidiaries of the Company
23	*	Consent of Independent Registered Public Accounting Firm

Exhibit		Description	Reference
31.1	*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
31.2	*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
32.1	‡	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	‡	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
—————

†	Management contract or compensatory plan or arrangement

*	Filed herewith

‡	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of the SEC’s Regulation S-K
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HOME DEPOT, INC. (Registrant)

By:	/s/ CRAIG A. MENEAR
Craig A. Menear, Chairman, Chief Executive Officer and President

Date:	March 21, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 21, 2018.

Signature	Title

/s/ CRAIG A. MENEAR	Chairman, Chief Executive Officer and President (Principal Executive Officer)
Craig A. Menear

/s/ CAROL B. TOMÉ	Chief Financial Officer and Executive Vice President – Corporate Services (Principal Financial Officer and Principal Accounting Officer)
Carol B. Tomé

/s/ GERARD J. ARPEY	Director
Gerard J. Arpey

/s/ ARI BOUSBIB	Director
Ari Bousbib

/s/ JEFFERY H. BOYD	Director
Jeffery H. Boyd

/s/ GREGORY D. BRENNEMAN	Director
Gregory D. Brenneman

/s/ J. FRANK BROWN	Director
J. Frank Brown

/s/ ALBERT P. CAREY	Director
Albert P. Carey

/s/ ARMANDO CODINA	Director
Armando Codina

/s/ HELENA B. FOULKES	Director
Helena B. Foulkes

/s/ LINDA R. GOODEN	Director
Linda R. Gooden

/s/ WAYNE M. HEWETT	Director
Wayne M. Hewett

/s/ KAREN L. KATEN	Director
Karen L. Katen

/s/ MARK VADON	Director
Mark Vadon

THE HOME DEPOT, INC.
SELECTED FINANCIAL DATA

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
amounts in millions, except per share data or where noted	2017	2016	2015	2014	2013
STATEMENT OF EARNINGS DATA
Net sales	$100,904	$94,595	$88,519	$83,176	$78,812
Net sales increase (%)	6.7	6.9	6.4	5.5	5.4
Earnings before provision for income taxes ($)	13,698	12,491	11,021	9,976	8,467
Net earnings ($)	8,630	7,957	7,009	6,345	5,385
Net earnings increase (%)	8.5	13.5	10.5	17.8	18.7
Diluted earnings per share ($)	7.29	6.45	5.46	4.71	3.76
Diluted earnings per share increase (%)	13.0	18.1	15.9	25.3	25.3
Diluted weighted average number of common shares	1,184	1,234	1,283	1,346	1,434
Gross profit – % of sales	34.0	34.2	34.2	34.1	34.2
Total operating expenses – % of sales	19.5	20.0	20.9	21.5	22.5
Interest and other, net – % of sales	1.0	1.0	0.9	0.6	0.9
Net earnings – % of sales	8.6	8.4	7.9	7.6	6.8

BALANCE SHEET DATA AND FINANCIAL RATIOS
Total assets	$44,529	$42,966	$41,973	$39,449	$39,996
Working capital ($)	2,739	3,591	3,960	3,589	4,050
Merchandise inventories ($)	12,748	12,549	11,809	11,079	11,057
Net property and equipment ($)	22,075	21,914	22,191	22,720	23,348
Long-term debt, excluding current installments ($)	24,267	22,349	20,789	16,786	14,615
Stockholders’ equity ($)	1,454	4,333	6,316	9,322	12,522
Long-term debt-to-equity (%)	1,669.0	515.8	329.1	180.1	116.7
Total debt-to-equity (%)	1,858.9	544.7	335.9	183.6	117.0
Current ratio	1.17:1	1.25:1	1.32:1	1.32:1	1.38:1
Inventory turnover	5.1x	4.9x	4.9x	4.7x	4.6x
Return on invested capital (%)	34.2	31.4	28.1	25.0	20.9

STATEMENT OF CASH FLOWS DATA
Depreciation and amortization	$2,062	$1,973	$1,863	$1,786	$1,757
Capital expenditures ($)	1,897	1,621	1,503	1,442	1,389
Cash dividends per share ($)	3.56	2.76	2.36	1.88	1.56

STORE AND OTHER SALES DATA
Number of stores	2,284	2,278	2,274	2,269	2,263
Square footage at fiscal year-end	237	237	237	236	236
Average square footage per store (in thousands)	104	104	104	104	104
Comparable sales increase (%) (1)	6.8	5.6	5.6	5.3	6.8
Sales per square foot ($) (1)	417.02	390.78	370.55	352.22	334.35
Customer transactions (1)	1,579	1,544	1,501	1,442	1,391
Average ticket ($) (1)	63.06	60.35	58.77	57.87	56.78
Number of associates at fiscal year-end (in thousands)	413	406	385	371	365
—————
Note: This information should be read in conjunction with MD&A and our consolidated financial statements.

(1)	These amounts do not include the results for Interline, which was acquired in the third quarter of fiscal 2015.

F-1