Form 10-Q
period 2018-04-29
HOME DEPOT INC
filed 2018-05-22
CIK 354950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2018
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
1,153,543,611 shares of common stock, $0.05 par value, as of May 15, 2018

i

COMMONLY USED OR DEFINED TERMS

Term	Definition
ASR	Accelerated share repurchase
ASU	Accounting Standards Update
Comparable sales	As defined in the Results of Operations - Sales section of MD&A
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
fiscal 2017	Fiscal year ended January 28, 2018 (includes 52 weeks)
fiscal 2018	Fiscal year ending February 3, 2019 (includes 53 weeks)
GAAP	U.S. generally accepted accounting principles
Interline	Interline Brands, Inc.
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
NOPAT	Net operating profit after tax
PLCC	Private label credit card
Restoration Plan	Home Depot FutureBuilder Restoration Plan
ROIC	Return on invested capital
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SG&A	Selling, general, and administrative
Tax Act	2017 tax reform, commonly referred to as the Tax Cuts and Jobs Act of 2017
2017 Form 10-K	Annual Report on Form 10-K as filed with the SEC on March 22, 2018 for fiscal 2017

ii

FORWARD-LOOKING STATEMENTS
Certain statements contained herein, as well as in other filings we make with the SEC and other written and oral information we release, regarding our future performance constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may relate to, among other things, the demand for our products and services; net sales growth; comparable sales; effects of competition; implementation of store, interconnected retail, supply chain and technology initiatives; issues related to the payment methods we accept; state of the economy; state of the residential construction, housing and home improvement markets; state of the credit markets, including mortgages, home equity loans and consumer credit; demand for credit offerings; inventory and in-stock positions; management of relationships with our suppliers and vendors; continuation of share repurchase programs; net earnings performance; earnings per share; dividend targets; capital allocation and expenditures; liquidity; return on invested capital; expense leverage; stock-based compensation expense; commodity price inflation and deflation; the ability to issue debt on terms and at rates acceptable to us; the impact and expected outcome of investigations, inquiries, claims and litigation; the effect of accounting charges; the effect of adopting certain accounting standards; the impact of the Tax Act; store openings and closures; financial outlook; and the integration of acquired companies into our organization and the ability to recognize the anticipated synergies and benefits of those acquisitions.
Forward-looking statements are based on currently available information and our current assumptions, expectations and projections about future events. You should not rely on our forward-looking statements. These statements are not guarantees of future performance and are subject to future events, risks and uncertainties – many of which are beyond our control or are currently unknown to us – as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. These risks and uncertainties include, but are not limited to, those described in Part II, Item 1A, "Risk Factors" and elsewhere in this report and as also may be described from time to time in our future reports we file with the SEC. You should read such information in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. There also may be other factors that we cannot anticipate or that are not described in this report, generally because we do not currently perceive them to be material. Such factors could cause results to differ materially from our expectations.
Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements other than as required by law. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the SEC.

iii

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
THE HOME DEPOT, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

in millions, except per share data	April 29, 2018	January 28, 2018
Assets
Current assets:
Cash and cash equivalents	$3,599	$3,595
Receivables, net	2,296	1,952
Merchandise inventories	14,432	12,748
Other current assets	887	638
Total current assets	21,214	18,933
Property and equipment, net of accumulated depreciation of $19,668 at April 29, 2018 and $19,339 at January 28, 2018	21,928	22,075
Goodwill	2,281	2,275
Other assets	1,227	1,246
Total assets	$46,650	$44,529

Liabilities and Stockholders' Equity
Current liabilities:
Short-term debt	$350	$1,559
Accounts payable	9,726	7,244
Accrued salaries and related expenses	1,413	1,640
Sales taxes payable	730	520
Deferred revenue	1,911	1,805
Current installments of long-term debt	1,199	1,202
Other accrued expenses	2,804	2,224
Total current liabilities	18,133	16,194
Long-term debt, excluding current installments	24,244	24,267
Other long-term liabilities	2,586	2,614
Total liabilities	44,963	43,075

Common stock, par value $0.05; authorized: 10,000 shares; issued: 1,781 shares at April 29, 2018 and 1,780 shares at January 28, 2018; outstanding: 1,154 shares at April 29, 2018 and 1,158 shares at January 28, 2018	89	89
Paid-in capital	10,017	10,192
Retained earnings	41,221	39,935
Accumulated other comprehensive loss	(596)	(566)
Treasury stock, at cost, 627 shares at April 29, 2018 and 622 shares at January 28, 2018	(49,044)	(48,196)
Total stockholders’ equity	1,687	1,454
Total liabilities and stockholders’ equity	$46,650	$44,529
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended
in millions, except per share data	April 29, 2018	April 30, 2017
Net sales	$24,947	$23,887
Cost of sales	16,330	15,733
Gross profit	8,617	8,154
Operating expenses:
Selling, general and administrative	4,779	4,361
Depreciation and amortization	457	444
Total operating expenses	5,236	4,805
Operating income	3,381	3,349
Interest and other (income) expense:
Interest and investment income	(22)	(13)
Interest expense	261	254
Interest and other, net	239	241
Earnings before provision for income taxes	3,142	3,108
Provision for income taxes	738	1,094
Net earnings	$2,404	$2,014

Basic weighted average common shares	1,152	1,198
Basic earnings per share	$2.09	$1.68

Diluted weighted average common shares	1,158	1,204
Diluted earnings per share	$2.08	$1.67

Dividends declared per share	$1.03	$0.89
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
in millions	April 29, 2018	April 30, 2017
Net earnings	$2,404	$2,014
Other comprehensive income (loss):
Foreign currency translation adjustments	(76)	(30)
Cash flow hedges, net of tax	28	(25)
Other	18	(1)
Total other comprehensive income (loss)	(30)	(56)
Comprehensive income	$2,374	$1,958
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
in millions	April 29, 2018	April 30, 2017
Cash Flows from Operating Activities:
Net earnings	$2,404	$2,014
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization	532	505
Stock-based compensation expense	84	81
Changes in assets and liabilities, net of acquisition effects:
Receivables, net	(319)	(145)
Merchandise inventories	(1,687)	(1,051)
Other current assets	(250)	51
Accounts payable and other accrued expenses	2,532	2,062
Income taxes payable	547	877
Deferred revenue	208	166
Deferred income taxes	(9)	(65)
Other	(61)	69
Net cash provided by operating activities	3,981	4,564

Cash Flows from Investing Activities:
Capital expenditures	(556)	(458)
Proceeds from sales of property and equipment	8	13
Net cash used in investing activities	(548)	(445)

Cash Flows from Financing Activities:
Repayments of short-term debt, net	(1,209)	(710)
Repayments of long-term debt	(10)	(11)
Repurchases of common stock	(1,121)	(1,289)
Proceeds from sales of common stock	14	31
Cash dividends	(1,189)	(1,069)
Other financing activities	115	(33)
Net cash used in financing activities	(3,400)	(3,081)
Change in cash and cash equivalents	33	1,038
Effect of exchange rate changes on cash and cash equivalents	(29)	(11)
Cash and cash equivalents at beginning of period	3,595	2,538
Cash and cash equivalents at end of period	$3,599	$3,565

Supplemental Disclosures:
Cash paid for interest, net of interest capitalized	$339	$321
Cash paid for income taxes	119	135
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements of The Home Depot, Inc. and its subsidiaries (the "Company," "Home Depot," "we," "our" or "us") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2017 Form 10-K.
There were no significant changes to our significant accounting policies as disclosed in the 2017 Form 10-K, except as set forth below.
Net Sales
We recognize revenue, net of expected returns and sales tax, at the time the customer takes possession of merchandise, or when a service is performed. The liability for sales returns, including the impact to gross profit, is estimated based on historical return levels, and recognized at the transaction price. We also recognize a return asset, and corresponding adjustment to cost of sales, for our right to recover the goods returned by the customer, measured at the former carrying amount of the goods, less any expected recovery cost. At each financial reporting date, we assess our estimates of expected returns, refund liabilities, and return assets.
Net sales include services revenue generated through a variety of installation, home maintenance, and professional service programs. In these programs, the customer selects and purchases material for a project, and we provide or arrange for professional installation. These programs are offered through our stores and in-home sales programs. Under certain programs, when we provide or arrange for the installation of a project and the subcontractor provides material as part of the installation, both the material and labor are included in services revenue. We recognize this revenue when the service for the customer is complete, which is not materially different from recognizing the revenue over the service period as the substantial majority of our services are completed within one week.
For merchandise sold in one of our stores or online, tender is accepted at the point of sale. For services, we generally accept tender upon completion of the job. When we receive payment from customers before the customer has taken possession of the merchandise or the service has been performed, the amount received is recorded as deferred revenue until the sale or service is complete. Such performance obligations are part of contracts with expected original durations of three months or less. We further record deferred revenue for the sale of gift cards and recognize the associated revenue upon the redemption of those gift cards in net sales. Gift card breakage income (estimated non-redeemed gift card balance) is recognized in proportion to the redemption pattern of rights exercised by the customer. For merchandise sold to customers to whom we directly extend credit, collection of tender is typically expected within three months or less from the time of purchase. We also have agreements with third-party service providers who directly extend credit to customers and manage our PLCC program. The deferred interest charges we incur for our deferred financing programs offered to our customers, interchange fees charged to us for our customers’ use of the cards, and any profit sharing with the third-party service providers are included in net sales.
Cost of Sales
Cost of sales includes the actual cost of merchandise sold and services performed; the cost of transportation of merchandise from vendors to our distribution network, stores, or customers; shipping and handling costs from our stores or distribution network to customers; and the operating cost and depreciation of our sourcing and distribution network and online fulfillment centers.
Recently Adopted Accounting Pronouncements
ASU No. 2014-09. In May 2014, the FASB issued a new standard related to revenue recognition. Under ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. On January 29, 2018, we adopted ASU No. 2014-09 using the modified retrospective transition method.

In preparation for implementation of the standard, we concluded on key accounting assessments and then implemented internal controls and updated processes to appropriately recognize and present the associated financial information. Based on these efforts, we determined that the adoption of ASU No. 2014-09 changes the presentation of (i) certain expenses and cost reimbursements associated with our PLCC program (now recognized in net sales), (ii) certain expenses related to the sale of gift cards to customers (now recognized in operating expense), and (iii) gift card breakage income (now recognized in net sales). We also have changed our recognition of gift card breakage income to be recognized proportionately as redemption occurs, rather than based on historical redemption patterns.
In addition, the adoption of ASU No. 2014-09 requires that we recognize our sales return allowance on a gross basis rather than as a net liability. As such, we now recognize (i) a return asset for the right to recover the goods returned by the customer, measured at the former carrying amount of the goods, less any expected recovery costs (recorded as an increase to other current assets) and (ii) a return liability for the amount of expected returns (recorded as an increase to other accrued expenses and a decrease to receivables, net).
We applied ASU No. 2014-09 only to contracts that were not completed prior to fiscal 2018. The cumulative effect of initially applying ASU No. 2014-09 was a $75 million increase to the opening balance of retained earnings as of January 29, 2018. The comparative prior period information continues to be reported under the accounting standards in effect during those periods. We expect the impact of the adoption to be immaterial to our financial position, results of operations, and cash flows on an ongoing basis.
The effect of the adoption of ASU No. 2014-09 on our consolidated balance sheet as of April 29, 2018, follows.

in millions	As Reported	ASU No. 2014-09 Effect (1)	Excluding ASU No. 2014-09 Effect
Receivables, net	$2,296	$(46)	$2,342
Other current assets	887	269	618
Other accrued expenses	2,804	223	2,581
—————
(1) Does not include the cumulative effect of initially applying ASU No. 2014-09 to our consolidated balance sheet as adjusted as of January 29, 2018.
The effect of the adoption of ASU No. 2014-09 on our consolidated statement of earnings for the three months ended April 29, 2018 follows.

in millions	As Reported	ASU No. 2014-09 Effect	Excluding ASU No. 2014-09 Effect
Net sales	$24,947	$33	$24,914
Cost of sales	16,330	(98)	16,428
Gross profit	8,617	131	8,486
Selling, general and administrative	4,779	131	4,648
ASU No. 2016-16. In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires an entity to recognize the income tax consequences of an intercompany transfer of assets other than inventory when the transfer occurs. An entity will continue to recognize the income tax consequences of an intercompany transfer of inventory when the inventory is sold to a third party.
On January 29, 2018, we adopted ASU No. 2016-16 using the modified retrospective transition method with no impact on our consolidated financial statements. We expect the impact of the adoption to be immaterial to our financial position, results of operations, and cash flows on an ongoing basis.
Recent Accounting Pronouncements
Recent accounting pronouncements pending adoption not discussed above or in the 2017 Form 10-K are either not applicable or will not have or are not expected to have a material impact on us.

2.	NET SALES
No sales to an individual customer or country other than the U.S. accounted for more than 10% of net sales during the first quarter of fiscal 2018. Net sales, classified by geography, for the three months ended April 29, 2018 follow.

in millions
Net sales – in the U.S.	$23,043
Net sales – outside the U.S.	1,904
Net sales	$24,947
Net sales by products and services for the three months ended April 29, 2018 follow.

in millions
Net sales – products	$23,735
Net sales – services	1,212
Net sales	$24,947
Major product lines, as well as the associated merchandising departments (and related services) for the three months ended April 29, 2018 follow.

Major Product Line	Merchandising Departments
Building Materials	Building Materials, Electrical, Lighting, Lumber, Millwork, and Plumbing
Décor	Appliances, Décor, Flooring, Kitchen and Bath, and Paint
Hardlines	Hardware, Indoor Garden, Outdoor Garden, and Tools
Net sales by major product lines for the three months ended April 29, 2018 follow.

in millions
Building Materials	$9,326
Hardlines	8,415
Décor	7,206
Net sales	$24,947

3.	INCOME TAXES
On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. For the three months ended April 29, 2018, our accounting for the Tax Act is incomplete. As disclosed in our 2017 Form 10-K, however, we were able to reasonably estimate certain effects and, therefore, recorded provisional adjustments associated with the deemed repatriation transition tax and remeasurement of deferred tax assets and liabilities. We have not made any measurement-period adjustments related to these items during the first quarter of fiscal 2018 because we have not finalized the following items: the earnings and profits of the relevant subsidiaries, deemed repatriation of deferred foreign income, and prior year deferred tax activity. We are continuing to gather additional information to complete our accounting for these items and expect to complete our accounting within the one-year time period provided by SAB 118. Any adjustment to these amounts during the measurement period will be recorded in income tax expense in the period in which the analysis is complete.
The Tax Act also creates a new requirement that certain income (i.e., global intangible low-taxed income or "GILTI") earned by controlled foreign corporations ("CFCs") must be included currently in the gross income of the CFCs’ U.S. shareholder. Due to the complexity of the new GILTI tax rules, we are not yet able to reasonably estimate the long-term effects of this provision. Therefore, we have not recorded any potential deferred tax effects related to GILTI in our consolidated financial statements and have not made a policy decision regarding whether to record deferred taxes on GILTI or use the period cost method. We have, however, included an estimate of the current GILTI impact in our annual effective tax rate for fiscal 2018.

4.	STOCKHOLDERS' EQUITY
Accelerated Share Repurchase Agreements
We enter into ASR agreements from time to time with third-party financial institutions to repurchase shares of our common stock. These agreements are structured as outlined in the 2017 Form 10-K. The terms of the ASR agreement entered into during the first three months of fiscal 2018 follow (in millions).

Agreement Date	Settlement Date	Agreement Amount	Initial Shares Delivered	Additional Shares Delivered	Total Shares Delivered
Q1 2018 (1)	Q2 2018 (2)	$750	3.4	0.8	4.2
—————

(1)
The fair market value of the initial 3.4 million shares on the date of delivery was $598 million and is included in treasury stock as of April 29, 2018, with the remaining $152 million included in paid-in capital.

(2)	The ASR agreement terminated on May 17, 2018, at which time we became contractually entitled to receive an additional 0.8 million shares upon settlement.
See Note 6 to the consolidated financial statements in the 2017 Form 10-K for further discussion.

5.	FAIR VALUE MEASUREMENTS
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities that are measured at fair value on a recurring basis follow.

	Fair Value at April 29, 2018 Using			Fair Value at January 28, 2018 Using
amounts in millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative agreements - assets	$	$200	$	$	$235	$
Derivative agreements - liabilities	—	(29)	—	—	(12)	—
Total	$	$171	$	$	$223	$
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
Long-lived assets and other intangible assets were analyzed for impairment on a nonrecurring basis using fair value measurements with unobservable inputs (level 3).
The aggregate fair values and carrying values of our senior notes follow.

	April 29, 2018		January 28, 2018
in millions	Fair Value (Level 1)	Carrying Value	Fair Value (Level 1)	Carrying Value
Senior notes	$25,545	$24,469	$26,617	$24,485

6.	WEIGHTED AVERAGE COMMON SHARES
The reconciliation of our basic to diluted weighted average common shares follows.

	Three Months Ended
in millions	April 29, 2018	April 30, 2017
Basic weighted average common shares	1,152	1,198
Effect of potentially dilutive securities	6	6
Diluted weighted average common shares	1,158	1,204

Anti-dilutive securities excluded from diluted weighted average common shares (1)	—	1
—————
(1) Represent options that were granted under our employee stock plans to purchase shares of our common stock.

7.	COMMITMENTS AND CONTINGENCIES
We are involved in litigation arising in the normal course of business. In management’s opinion, any such litigation is not expected to have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
The Home Depot, Inc.:
Results of Review of Interim Financial Information
We have reviewed the Consolidated Balance Sheet of The Home Depot, Inc. and Subsidiaries (the "Company") as of April 29, 2018, the related Consolidated Statements of Earnings, Comprehensive Income, and Cash Flows for the three-month periods ended April 29, 2018 and April 30, 2017, and the related notes (collectively, the "Consolidated Interim Financial Information"). Based on our reviews, we are not aware of any material modifications that should be made to the Consolidated Interim Financial Information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Consolidated Balance Sheet of the Company as of January 28, 2018, and the related Consolidated Statements of Earnings, Comprehensive Income, Stockholders’ Equity, and Cash Flows for the year then ended (not presented herein); and in our report dated March 22, 2018, we expressed an unqualified opinion on those Consolidated Financial Statements. In our opinion, the information set forth in the accompanying Consolidated Balance Sheet as of January 28, 2018, is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.
Basis for Review Results
This Consolidated Interim Financial Information is the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our reviews in accordance with the standards of the PCAOB. A review of consolidated interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
/s/ KPMG LLP
Atlanta, Georgia
May 21, 2018

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Our MD&A includes the following sections:

•	Executive Summary

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Policies
Executive Summary
Highlights of our financial performance for the first quarter of fiscal 2018 follow.

dollars in millions, except per share data	Three Months Ended
	April 29, 2018	April 30, 2017
Net sales	$24,947	$23,887
Net earnings	2,404	2,014
Effective tax rate	23.5%	35.2%

Diluted earnings per share	$2.08	$1.67

Net cash provided by operating activities	$3,981	$4,564
Repurchases of common stock	1,121	1,289
We reported net sales of $24.9 billion in the first quarter of fiscal 2018. Net earnings were $2.4 billion, or $2.08 per diluted share.
We opened one new store in the U.S. during the first quarter of fiscal 2018, for a total store count of 2,285 at the end of the quarter. As of April 29, 2018, a total of 304 of our stores, or 13.3%, were located in Canada and Mexico. Total sales per square foot were $412.03 in the first quarter of fiscal 2018, and our inventory turnover ratio was 4.9 times at the end of the first quarter of fiscal 2018.
During the first quarter of fiscal 2018, we repurchased a total of 4.7 million shares of our common stock for $1.0 billion through an ASR agreement and open market transactions. In February 2018, we announced a 15.7% increase in our quarterly cash dividend to $1.03 per share.
We generated $4.0 billion of cash flow from operations in the first quarter of fiscal 2018. This cash flow was used to pay $1.2 billion of dividends, repay $1.2 billion of short-term borrowings, fund cash payments of $1.1 billion for share repurchases, and fund $556 million in capital expenditures.
Our ROIC was 36.0% for the first quarter of fiscal 2018. See the "Non-GAAP Financial Measures" section below for our definition and calculation of ROIC, as well as a reconciliation of NOPAT, a non-GAAP financial measure, to net earnings, the most comparable GAAP financial measure.

Results of Operations
The tables and discussion below should be read in conjunction with our consolidated financial statements and related notes included in this report and in our MD&A included in our 2017 Form 10-K. We believe the percentage relationship between net sales and major categories in our consolidated statements of earnings, as well as the percentage change in the associated dollar amounts, are relevant to an evaluation of our business.

	Three Months Ended
	April 29, 2018		April 30, 2017
dollars in millions	$	% of Net Sales	$	% of Net Sales
Net sales	$24,947		$23,887
Gross profit	8,617	34.5%	8,154	34.1%
Operating expenses:
Selling, general and administrative	4,779	19.2	4,361	18.3
Depreciation and amortization	457	1.8	444	1.9
Total operating expenses	5,236	21.0	4,805	20.1
Operating Income	3,381	13.6	3,349	14.0
Interest and other (income) expense:
Interest and investment income	(22)	(0.1)	(13)	(0.1)
Interest expense	261	1.0	254	1.1
Interest and other, net	239	1.0	241	1.0
Earnings before provision for income taxes	3,142	12.6	3,108	13.0
Provision for income taxes	738	3.0	1,094	4.6
Net earnings	$2,404	9.6%	$2,014	8.4%
—————
Note: Certain percentages may not sum to totals due to rounding.

	Three Months Ended
Selected financial and sales data:	April 29, 2018	April 30, 2017	% Change
Comparable sales (% change) (1)	4.2%	5.5%	N/A
Comparable customer transactions (% change) (2)	(1.5)%	1.5%	N/A
Comparable average ticket (% change) (2)	5.8%	3.9%	N/A
Customer transactions (in millions) (2)	375.9	380.8	(1.3)%
Average ticket (2)	$66.02	$62.39	5.8%
Sales per square foot (2)	$412.03	$394.17	4.5%
Diluted earnings per share	$2.08	$1.67	24.6%
—————

(1)	The calculation for the three months ended April 30, 2017 does not include results for Interline, which was acquired in the fiscal year ended January 31, 2016.

(2)	Does not include results for Interline.
First Quarter of Fiscal 2018 Compared to First Quarter of Fiscal 2017
Sales. We assess our sales performance by evaluating both net sales and comparable sales.
Net Sales. Net sales for the first quarter of fiscal 2018 increased 4.4% to $24.9 billion from $23.9 billion for the first quarter of fiscal 2017. The increase in net sales in the first quarter of fiscal 2018 primarily reflected the impact of positive comparable sales driven by a 5.8% increase in comparable average ticket and a benefit of $33 million resulting from the adoption of ASU No. 2014-09, partially offset by a decline in customer transactions. See Note 1 to our consolidated financial statements for further discussion.
Comparable Sales. Comparable sales is a measure that highlights the performance of our existing locations and websites by measuring the change in sales for a period over the comparable, prior-period of equivalent length. Comparable sales includes sales at all locations, physical and online, open greater than 52 weeks (including remodels and relocations) and excluding closed stores. Retail stores become comparable on the Monday following their 365th day of operation. Acquisitions, digital or otherwise, are included after we own them for greater than 52 weeks (with the exception of Interline, which is excluded from comparable sales for periods prior to fiscal 2018). Comparable sales is intended only as supplemental information and is not a substitute for net sales presented in accordance with GAAP.
Total comparable sales increased 4.2% in the first quarter of fiscal 2018. The increase in comparable sales reflects a number of factors, including the execution of our strategy and broad-based growth across our stores and online. Online sales, which consist of sales generated online through our websites for products picked up in our stores or delivered to customer locations, represented 7.6% of net sales and grew 20.2% during the first quarter of fiscal 2018. All of our departments, except for three, posted positive comparable sales in the first quarter of fiscal 2018. Comparable sales for our Appliances, Electrical, Lumber, Décor, Tools, Plumbing, Flooring, Millwork, Building Materials, Kitchen and Bath, Paint, and Hardware merchandising departments were above or at the Company average in the first quarter of fiscal 2018. Comparable sales in our Indoor and Outdoor Garden merchandising departments were negatively impacted by extreme winter weather in the quarter, while comparable sales for Lighting were lower due to LED price deflation. Our comparable average ticket increased 5.8% during the first quarter of fiscal 2018, due in part to strong sales in big ticket purchases in certain merchandising departments, such as Appliances.
Gross Profit. Gross profit increased 5.7% to $8.6 billion in the first quarter of fiscal 2018 from $8.2 billion in the first quarter of fiscal 2017. Gross profit as a percent of net sales, or gross profit margin, was 34.5% for the first quarter of fiscal 2018 compared to 34.1% for the first quarter of fiscal 2017. The increase in gross profit margin for the first quarter of fiscal 2018 primarily reflected $131 million of benefit from the adoption of ASU 2014-09, expansion due to changes in product mix, and the benefit of recent acquisitions, partially offset by higher shrink and higher transportation costs in our supply chain.
Operating Expenses. Our operating expenses are composed of SG&A and depreciation and amortization.
Selling, General & Administrative. SG&A increased 9.6% to $4.8 billion in the first quarter of fiscal 2018 from $4.4 billion in the first quarter of fiscal 2017. As a percent of net sales, SG&A was 19.2% for the first quarter of fiscal 2018 compared to 18.3% for the first quarter of fiscal 2017. The increase in SG&A as a percent of net sales for the first quarter of fiscal 2018 reflected an increase of $131 million from the adoption of ASU 2014-09, and incremental investments made in the business, partially offset by expense leverage resulting from the positive comparable sales environment and continued expense control.
Depreciation and Amortization. Depreciation and amortization increased 2.9% to $457 million in the first quarter of fiscal 2018 from $444 million in the first quarter of fiscal 2017. The decrease in depreciation and amortization as a percent of net sales to 1.8% in the first quarter of fiscal 2018 from 1.9% in the first quarter of fiscal 2017 reflected expense leverage resulting from the positive comparable sales environment.
Interest and Other, net. Interest and other, net, was $239 million in the first quarter of fiscal 2018 compared to $241 million in the first quarter of fiscal 2017. Interest and other, net, as a percent of net sales was 1.0% for the first quarter of both fiscal 2018 and 2017 and primarily reflected higher interest expense resulting from higher short-term and long-term debt balances, partially offset by higher interest income.
Provision for Income Taxes. Our combined effective income tax rate was 23.5% for the first quarter of fiscal 2018 compared to 35.2% for the first quarter of fiscal 2017. The decrease in the provision for income taxes in the first quarter of fiscal 2018 was primarily attributable to the enactment of the Tax Act.
Diluted Earnings per Share. Diluted earnings per share were $2.08 for the first quarter of fiscal 2018 compared to $1.67 for the first quarter of fiscal 2017. Diluted earnings per share for the first quarter of fiscal 2018 reflected a benefit of $0.32 per diluted share resulting from the enactment of the Tax Act.
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

The calculation of ROIC, together with a reconciliation of NOPAT to net earnings (the most comparable GAAP measure), follows.

	Twelve Months Ended
dollars in millions	April 29, 2018	April 30, 2017
Net earnings	$9,020	$8,168
Interest and other, net	981	940
Provision for income taxes	4,712	4,591
Operating income	14,713	13,699
Income tax adjustment (1)	(4,988)	(4,936)
NOPAT	$9,725	$8,763

Average debt and equity	$27,014	$27,091

ROIC	36.0%	32.3%
—————

(1)	Income tax adjustment is defined as operating income multiplied by our effective tax rate.
Additional Information
For information on accounting pronouncements that have impacted or are expected to materially impact our consolidated financial condition, results of operations, or cash flows, see Note 1 to our consolidated financial statements.
Liquidity and Capital Resources
Cash and Cash Equivalents
At April 29, 2018, we had $3.6 billion in cash and cash equivalents, of which $3.2 billion was held by our foreign subsidiaries. We believe that our current cash position, access to the long-term debt capital markets, and cash flow generated from operations should be sufficient not only for our operating requirements but also to enable us to complete our capital expenditure programs and fund dividend payments, share repurchases, and any required long-term debt payments through the next several fiscal years. In addition, we have funds available from our commercial paper programs and the ability to obtain alternative sources of financing.
As we accelerate our investments in the business within our disciplined approach to capital allocation, we expect capital expenditures of approximately $2.5 billion in fiscal 2018.
Debt and Derivatives
We have commercial paper programs that allow for borrowings up to $3.0 billion. All of our short-term borrowings in the first quarter of fiscal 2018 were under these commercial paper programs, and the maximum amount outstanding at any time during the first quarter of fiscal 2018 was $2.4 billion. In connection with these programs, we have back-up credit facilities with a consortium of banks for borrowings up to $3.0 billion. Our back-up credit facilities consist of a five-year $2.0 billion credit facility scheduled to expire in December 2022 and a 364-day $1.0 billion credit facility scheduled to expire in December 2018. At April 29, 2018, we were in compliance with all of the covenants contained in the credit facilities, and none are expected to impact our liquidity or capital resources. At April 29, 2018, there were $350 million of borrowings outstanding under the commercial paper programs. We also issue senior notes from time to time.
We use derivative financial instruments in the management of our exposure to fluctuations in foreign currency exchange rates and interest rates on certain long-term debt. See Note 5 to our consolidated financial statements for further discussion.
Share Repurchases
In December 2017, our Board of Directors authorized a new $15.0 billion share repurchase program that replaced the previous authorization. In the first quarter of fiscal 2018, we repurchased 4.7 million shares of our common stock for $1.0 billion through an ASR agreement and open market transactions. See Note 4 to our consolidated financial statements for further discussion on the ASR agreement.

Cash Flows Summary
Operating Activities. Cash flow generated from operations provides us with a significant source of liquidity. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for products and services, employee compensation, operations, and occupancy costs.
Net cash provided by operating activities decreased $583 million in the first quarter of fiscal 2018 compared to the same period last year and primarily reflected increased merchandise inventory purchases, offset by an increase in net earnings, excluding changes in working capital and non-cash items from operations. The increase in net earnings resulted from higher comparable sales and expense leverage in the first quarter of fiscal 2018, as well as a lower effective income tax rate in the first quarter of fiscal 2018 resulting from the enacting of the Tax Act.
Cash provided by or used in operating activities is also subject to changes in working capital. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
Investing Activities. Cash used in investing activities primarily reflected capital expenditures for investments in our business of $556 million in the first quarter of fiscal 2018 and $458 million in the first quarter of fiscal 2017.
Financing Activities. Cash used in financing activities primarily reflected:

•	$1.2 billion of repayments of short-term borrowings; $1.2 billion of cash dividends paid; and $1.1 billion of share repurchases in the first quarter of fiscal 2018 and

•	$1.3 billion of share repurchases; $1.1 billion of cash dividends paid; and $710 million of repayments of short-term borrowings in the first quarter of fiscal 2017.
Critical Accounting Policies
Our significant accounting policies are disclosed in Note 1 to our consolidated financial statements. There were no changes during the first quarter of fiscal 2018 to our critical accounting policies as disclosed in the 2017 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risks results primarily from fluctuations in interest rates. We are also exposed to risks from foreign currency exchange rate fluctuations on the translation of our foreign operations into U.S. dollars and on the purchase of goods by these foreign operations that are not denominated in their local currencies. There have been no material changes to our exposure to market risks from those disclosed in the 2017 Form 10-K.

Item 4.	Controls and Procedures.
Under the direction and with the participation of the our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) and concluded that our disclosure controls and procedures were effective as of April 29, 2018. There has been no change in our internal control over financial reporting during the fiscal quarter ended April 29, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed under Item 1A, "Risk Factors" and elsewhere in the 2017 Form 10-K. These risks and uncertainties could materially and adversely affect our business, consolidated financial condition, results of operations, or cash flows. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently do not consider material to our business. There have been no material changes in the risk factors discussed in the 2017 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
Since the inception of our initial share repurchase program in fiscal 2002 through the end of the first quarter of fiscal 2018, we have repurchased shares of our common stock having a value of approximately $76.1 billion. The number and average price of shares purchased in each fiscal month of the first quarter of fiscal 2018 follow.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
January 29, 2018 – February 25, 2018	168,708	$186.49	149,500	$12,917,104,510
February 26, 2018 – March 25, 2018 (3)	4,805,927	178.55	4,581,219	11,945,001,414
March 26, 2018 – April 29, 2018	447	183.71	—	11,945,001,414
Total	4,975,082	178.82	4,730,719
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
(2) In December 2017, our Board of Directors authorized a $15.0 billion share repurchase program that replaced the previous authorization. The program does not have a prescribed expiration date.
(3) In the first quarter of fiscal 2018, we paid $750 million under an ASR agreement and received an initial delivery of 3.4 million shares. See Note 4 to our consolidated financial statements for further discussion.
Sales of Unregistered Securities
During the first quarter of fiscal 2018, we issued 569 deferred stock units under the Home Depot, Inc. Nonemployee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of the SEC’s Regulation D thereunder. The deferred stock units were credited to the accounts of those non-employee directors who elected to receive all or a portion of board retainers in the form of deferred stock units instead of cash during the first quarter of fiscal 2018. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.
During the first quarter of fiscal 2018, we credited 1,209 deferred stock units to participant accounts under the Restoration Plan pursuant to an exemption from the registration requirements of the Securities Act for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.

Item 6. Exhibits.
Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the references in brackets. All other exhibits are filed or furnished herewith.

Exhibit		Description
3.1	*	Amended and Restated Certificate of Incorporation of The Home Depot, Inc.
[Form 10-Q filed on September 1, 2011, Exhibit 3.1]
3.2	*	By-Laws of The Home Depot, Inc. (Amended and Restated Effective March 3, 2016).
[Form 8-K filed on March 8, 2016, Exhibit 3.2]
12.1		Statement of Computation of Ratio of Earnings to Fixed Charges.
15.1		Acknowledgement of Independent Registered Public Accounting Firm, dated May 21, 2018.
31.1		Certification of the Chief Executive Officer and President pursuant to Rule 13a-14(a).
31.2		Certification of the Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a).
32.1		Certification of Chief Executive Officer and President furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer and Executive Vice President – Corporate Services furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HOME DEPOT, INC. (Registrant)

By:	/s/ CRAIG A. MENEAR
Craig A. Menear, Chairman, Chief Executive Officer and President

/s/ CAROL B. TOMÉ
Carol B. Tomé, Chief Financial Officer, and Executive Vice President – Corporate Services

Date:	May 21, 2018