Form 10-Q
period 2018-07-29
HOME DEPOT INC
filed 2018-08-21
CIK 354950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2018
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
1,144,138,185 shares of common stock, $0.05 par value, as of August 14, 2018

i

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

iii

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
THE HOME DEPOT, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

in millions, except per share data	July 29, 2018	January 28, 2018
Assets
Current assets:
Cash and cash equivalents	$3,490	$3,595
Receivables, net	2,164	1,952
Merchandise inventories	14,044	12,748
Other current assets	1,104	638
Total current assets	20,802	18,933
Property and equipment, net of accumulated depreciation of $19,955 at July 29, 2018 and $19,339 at January 28, 2018	21,909	22,075
Goodwill	2,251	2,275
Other assets	1,270	1,246
Total assets	$46,232	$44,529

Liabilities and Stockholders' Equity
Current liabilities:
Short-term debt	$—	$1,559
Accounts payable	9,407	7,244
Accrued salaries and related expenses	1,535	1,640
Sales taxes payable	750	520
Deferred revenue	1,989	1,805
Current installments of long-term debt	2,203	1,202
Other accrued expenses	2,542	2,224
Total current liabilities	18,426	16,194
Long-term debt, excluding current installments	23,295	24,267
Other long-term liabilities	2,502	2,614
Total liabilities	44,223	43,075

Common stock, par value $0.05; authorized: 10,000 shares; issued: 1,782 shares at July 29, 2018 and 1,780 shares at January 28, 2018; outstanding: 1,145 shares at July 29, 2018 and 1,158 shares at January 28, 2018	89	89
Paid-in capital	10,079	10,192
Retained earnings	43,543	39,935
Accumulated other comprehensive loss	(774)	(566)
Treasury stock, at cost, 637 shares at July 29, 2018 and 622 shares at January 28, 2018	(50,928)	(48,196)
Total stockholders’ equity	2,009	1,454
Total liabilities and stockholders’ equity	$46,232	$44,529
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
in millions, except per share data	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
Net sales	$30,463	$28,108	$55,410	$51,995
Cost of sales	20,098	18,647	36,428	34,380
Gross profit	10,365	9,461	18,982	17,615
Operating expenses:
Selling, general and administrative	5,004	4,549	9,783	8,910
Depreciation and amortization	460	449	917	893
Total operating expenses	5,464	4,998	10,700	9,803
Operating income	4,901	4,463	8,282	7,812
Interest and other (income) expense:
Interest and investment income	(26)	(16)	(48)	(29)
Interest expense	272	265	533	519
Interest and other, net	246	249	485	490
Earnings before provision for income taxes	4,655	4,214	7,797	7,322
Provision for income taxes	1,149	1,542	1,887	2,636
Net earnings	$3,506	$2,672	$5,910	$4,686

Basic weighted average common shares	1,144	1,183	1,148	1,191
Basic earnings per share	$3.06	$2.26	$5.15	$3.93

Diluted weighted average common shares	1,149	1,189	1,154	1,197
Diluted earnings per share	$3.05	$2.25	$5.12	$3.91

Dividends declared per share	$1.03	$0.89	$2.06	$1.78
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
in millions	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
Net earnings	$3,506	$2,672	$5,910	$4,686
Other comprehensive income (loss):
Foreign currency translation adjustments	(187)	419	(263)	389
Cash flow hedges, net of tax	20	22	48	(3)
Other	(11)	—	7	(1)
Total other comprehensive income (loss)	(178)	441	(208)	385
Comprehensive income	$3,328	$3,113	$5,702	$5,071
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
in millions	July 29, 2018	July 30, 2017
Cash Flows from Operating Activities:
Net earnings	$5,910	$4,686
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization	1,062	1,015
Stock-based compensation expense	144	148
Changes in assets and liabilities, net of acquisition effects:
Receivables, net	(192)	(96)
Merchandise inventories	(1,355)	(188)
Other current assets	(468)	—
Accounts payable and other accrued expenses	2,617	1,714
Deferred revenue	287	254
Income taxes payable	21	299
Deferred income taxes	(120)	(79)
Other	1	109
Net cash provided by operating activities	7,907	7,862

Cash Flows from Investing Activities:
Capital expenditures	(1,091)	(846)
Payments for business acquired, net	—	(268)
Proceeds from sales of property and equipment	16	23
Net cash used in investing activities	(1,075)	(1,091)

Cash Flows from Financing Activities:
Repayments of short-term debt, net	(1,559)	(710)
Proceeds from long-term debt, net of discounts	—	1,994
Repayments of long-term debt	(28)	(21)
Repurchases of common stock	(3,121)	(3,921)
Proceeds from sales of common stock	125	137
Cash dividends	(2,373)	(2,130)
Other financing activities	142	2
Net cash used in financing activities	(6,814)	(4,649)
Change in cash and cash equivalents	18	2,122
Effect of exchange rate changes on cash and cash equivalents	(123)	170
Cash and cash equivalents at beginning of period	3,595	2,538
Cash and cash equivalents at end of period	$3,490	$4,830

Supplemental Disclosures:
Cash paid for interest, net of interest capitalized	$515	$490
Cash paid for income taxes	2,009	2,268
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
For product sold in stores or online, payment is typically due at the point of sale. For services, payment in full is due upon completion of the job. When we receive payment from customers before the customer has taken possession of the merchandise or the service has been performed, the amount received is recorded as deferred revenue until the sale or service is complete. Such performance obligations are part of contracts with expected original durations of three months or less. We further record deferred revenue for the sale of gift cards and recognize the associated revenue upon the redemption of those gift cards in net sales. Gift card breakage income (estimated non-redeemed gift card balance) is recognized in proportion to the redemption pattern of rights exercised by the customer. For merchandise sold to customers to whom we directly extend credit, collection of tender is typically expected within three months or less from the time of purchase. We also have agreements with third-party service providers who directly extend credit to customers and manage our PLCC program. The deferred interest charges we incur for our deferred financing programs offered to our customers, interchange fees charged to us for our customers’ use of the cards, and any profit sharing with the third-party service providers are included in net sales.
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

In preparation for implementation of the standard, we finalized key accounting assessments and then implemented internal controls and updated processes to appropriately recognize and present the associated financial information. Based on these efforts, we determined that the adoption of ASU No. 2014-09 changes the presentation of (i) certain expenses and cost reimbursements associated with our PLCC program (now recognized in net sales), (ii) certain expenses related to the sale of gift cards to customers (now recognized in operating expense), and (iii) gift card breakage income (now recognized in net sales). We also have changed our recognition of gift card breakage income to be recognized proportionately as redemption occurs, rather than based on historical redemption patterns.
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
The effect of the adoption of ASU No. 2014-09 on our consolidated balance sheet as of July 29, 2018, follows.

in millions	As Reported	ASU No. 2014-09 Effect(1)	Excluding ASU No. 2014-09 Effect
Receivables, net	$2,164	$(46)	$2,210
Other current assets	1,104	272	832
Other accrued expenses	2,542	226	2,316
—————
(1) Does not include the cumulative effect of initially applying ASU No. 2014-09 to our consolidated balance sheet as adjusted as of January 29, 2018.
The effect of the adoption of ASU No. 2014-09 on our consolidated statements of earnings follows.

in millions	As Reported	ASU No. 2014-09 Effect	Excluding ASU No. 2014-09 Effect
Three Months Ended July 29, 2018:
Net sales	$30,463	$33	$30,430
Cost of sales	20,098	(119)	20,217
Gross profit	10,365	152	10,213
Selling, general and administrative	5,004	152	4,852

Six Months Ended July 29, 2018:
Net sales	$55,410	$66	$55,344
Cost of sales	36,428	(217)	36,645
Gross profit	18,982	283	18,699
Selling, general and administrative	9,783	283	9,500
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
No sales to an individual customer or country other than the U.S. accounted for more than 10% of net sales during the three and six months ended July 29, 2018. Net sales, classified by geography follow.

in millions	Three Months Ended July 29, 2018	Six Months Ended July 29, 2018
Net sales – in the U.S.	$27,852	$50,895
Net sales – outside the U.S.	2,611	4,515
Net sales	$30,463	$55,410
Net sales by products and services for the three and six months ended July 29, 2018 follow.

in millions	Three Months Ended July 29, 2018	Six Months Ended July 29, 2018
Net sales – products	$29,076	$52,811
Net sales – services	1,387	2,599
Net sales	$30,463	$55,410
Major product lines, as well as the associated merchandising departments (and related services) for the three and six months ended July 29, 2018 follow.

Major Product Line	Merchandising Departments
Building Materials	Building Materials, Electrical, Lighting, Lumber, Millwork, and Plumbing
Décor	Appliances, Décor, Flooring, Kitchen and Bath, and Paint
Hardlines	Hardware, Indoor Garden, Outdoor Garden, and Tools
Net sales by major product lines follow.

in millions	Three Months Ended July 29, 2018	Six Months Ended July 29, 2018
Building Materials	$10,678	$20,004
Décor	9,642	18,057
Hardlines	10,143	17,349
Net sales	$30,463	$55,410

3.	INCOME TAXES
On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act.  As of July 29, 2018, our accounting for the Tax Act was incomplete. As disclosed in our 2017 Form 10-K, however, we were able to reasonably estimate certain effects and, therefore, recorded provisional adjustments associated with the deemed repatriation transition tax and remeasurement of deferred tax assets and liabilities.  During the second quarter of fiscal 2018, we made a measurement-period adjustment related to withholding taxes that did not have a material impact to the financial statements.  We have not made any additional measurement-period adjustments during fiscal 2018 because we have not finalized the following items: the earnings and profits of the relevant subsidiaries, deemed repatriation of deferred foreign income, and prior year deferred tax activity.  We are continuing to gather additional information to complete our accounting for these items and expect to complete o ur accounting within the one-year time period provided by SAB 118.  Any adjustment to these amounts during the measurement period will be recorded to the provision for income taxes in the period in which the analysis is complete.
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
Accelerated Share Repurchase Agreements
We enter into ASR agreements from time to time with third-party financial institutions to repurchase shares of our common stock. These agreements are structured as outlined in the 2017 Form 10-K. The terms of the ASR agreements entered into during the first six months of fiscal 2018 follow (in millions).

Agreement Date	Settlement Date	Agreement Amount	Initial Shares Delivered	Additional Shares Delivered	Total Shares Delivered
Q1 2018	Q2 2018	$750	3.4	0.8	4.2
Q2 2018(1)	Q3 2018(2)	1,600	7.1	1.0	8.1
—————

(1)
The fair market value of the initial 7.1 million shares on the date of delivery was $1.3 billion and is included in treasury stock as of July 29, 2018, with the remaining $268 million included in paid-in capital.

(2)	We received an additional 1.0 million shares upon termination of the ASR agreement in August 2018.
See Note 6 to the consolidated financial statements in the 2017 Form 10-K for further discussion.

5.	FAIR VALUE MEASUREMENTS
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities that are measured at fair value on a recurring basis follow.

	Fair Value at July 29, 2018 Using			Fair Value at January 28, 2018 Using
in millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative agreements - assets	$	$231	$	$	$235	$
Derivative agreements - liabilities	—	(20)	—	—	(12)	—
Total	$	$211	$	$	$223	$
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
The aggregate fair values and carrying values of our senior notes follow.

	July 29, 2018		January 28, 2018
in millions	Fair Value (Level 1)	Carrying Value	Fair Value (Level 1)	Carrying Value
Senior notes	$25,625	$24,484	$26,617	$24,485

6.	WEIGHTED AVERAGE COMMON SHARES
The reconciliation of our basic to diluted weighted average common shares follows.

	Three Months Ended		Six Months Ended
in millions	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
Basic weighted average common shares	1,144	1,183	1,148	1,191
Effect of potentially dilutive securities	5	6	6	6
Diluted weighted average common shares	1,149	1,189	1,154	1,197

Anti-dilutive securities excluded from diluted weighted average common shares (1)	—	1	—	1
—————
(1) Represent options that were granted under our employee stock plans to purchase shares of our common stock.

7.	COMMITMENTS AND CONTINGENCIES
We are involved in litigation arising in the normal course of business. In management’s opinion, any such litigation is not expected to have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
The Home Depot, Inc.:
Results of Review of Interim Financial Information
We have reviewed the Consolidated Balance Sheet of The Home Depot, Inc. and Subsidiaries (the “Company”) as of July 29, 2018, the related Consolidated Statements of Earnings and Comprehensive Income for the three-month and six-month periods ended July 29, 2018 and July 30, 2017, the related Consolidated Statements of Cash Flows for the six-month periods ended July 29, 2018 and July 30, 2017, and the related notes (collectively, the “Consolidated Interim Financial Information”). Based on our reviews, we are not aware of any material modifications that should be made to the Consolidated Interim Financial Information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Consolidated Balance Sheet of the Company as of January 28, 2018, and the related Consolidated Statements of Earnings, Comprehensive Income, Stockholders’ Equity, and Cash Flows for the year then ended (not presented herein); and in our report dated March 22, 2018, we expressed an unqualified opinion on those Consolidated Financial Statements. In our opinion, the information set forth in the accompanying Consolidated Balance Sheet as of January 28, 2018, is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.
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

/s/ KPMG LLP
Atlanta, Georgia
August 20, 2018

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Our MD&A includes the following sections:

•	Executive Summary

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Policies

Executive Summary
Quarter to date and year to date highlights of our financial performance follow.

dollars in millions, except per share data	Three Months Ended		Six Months Ended
	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
Net sales	$30,463	$28,108	$55,410	$51,995
Net earnings	3,506	2,672	5,910	4,686
Effective tax rate	24.7%	36.6%	24.2%	36.0%

Diluted earnings per share	$3.05	$2.25	$5.12	$3.91

Net cash provided by operating activities			$7,907	$7,862
Repurchases of common stock			3,121	3,921
We reported net sales of $30.5 billion in the second quarter of fiscal 2018. Net earnings were $3.5 billion, or $3.05 per diluted share. For the first six months of fiscal 2018, net sales were $55.4 billion and net earnings were $5.9 billion, or $5.12 per diluted share.
We opened one new store in Mexico during the second quarter of fiscal 2018, for a total store count of 2,286 at the end of the quarter. As of July 29, 2018, a total of 305 of our stores, or 13.3%, were located in Canada and Mexico. For the second quarter of fiscal 2018, total sales per square foot were $504.20 and our inventory turnover ratio was 5.4 times.
We generated $7.9 billion of cash flow from operations during the first six months of fiscal 2018. This cash flow was used to pay $2.4 billion of dividends, repay $1.6 billion of short-term borrowings, fund cash payments of $3.1 billion for share repurchases, and fund $1.1 billion in capital expenditures.
During the first six months of fiscal 2018, we repurchased a total of 14.9 million shares of our common stock for $3.0 billion through two ASR agreements and open market transactions. In February 2018, we announced a 15.7% increase in our quarterly cash dividend to $1.03 per share.
Our ROIC for the trailing twelve-month period was 37.9% at the end of the second quarter of fiscal 2018. See the "Non-GAAP Financial Measures" section below for our definition and calculation of ROIC, as well as a reconciliation of NOPAT, a non-GAAP financial measure, to net earnings, the most comparable GAAP financial measure.

Results of Operations
The tables and discussion below should be read in conjunction with our consolidated financial statements and related notes included in this report and in the 2017 Form 10-K and with our MD&A included in the 2017 Form 10-K. We believe the percentage relationship between net sales and major categories in our consolidated statements of earnings, as well as the percentage change in the associated dollar amounts, are relevant to an evaluation of our business.

Fiscal 2018 and Fiscal 2017 Three Month Comparisons

	Three Months Ended
	July 29, 2018		July 30, 2017
dollars in millions	$	% of Net Sales	$	% of Net Sales
Net sales	$30,463		$28,108
Gross profit	10,365	34.0%	9,461	33.7%
Operating expenses:
Selling, general and administrative	5,004	16.4	4,549	16.2
Depreciation and amortization	460	1.5	449	1.6
Total operating expenses	5,464	17.9	4,998	17.8
Operating income	4,901	16.1	4,463	15.9
Interest and other (income) expense:
Interest and investment income	(26)	(0.1)	(16)	(0.1)
Interest expense	272	0.9	265	0.9
Interest and other, net	246	0.8	249	0.9
Earnings before provision for income taxes	4,655	15.3	4,214	15.0
Provision for income taxes	1,149	3.8	1,542	5.5
Net earnings	$3,506	11.5%	$2,672	9.5%
—————
Note: Certain percentages may not sum to totals due to rounding.

	Three Months Ended
Selected financial and sales data:	July 29, 2018	July 30, 2017	% Change
Comparable sales (% change)(1)	8.0%	6.3%	N/A
Comparable customer transactions (% change)(2)	2.9%	2.6%	N/A
Comparable average ticket (% change)(2)	4.9%	3.6%	N/A
Customer transactions (in millions)(2)	455.4	441.8	3.1%
Average ticket(2)	$66.20	$63.05	5.0%
Sales per square foot(2)	$504.20	$464.38	8.6%
Diluted earnings per share	$3.05	$2.25	35.6%
—————

(1)	The calculation for the three months ended July 30, 2017 does not include results for Interline, which was acquired in the fiscal year ended January 31, 2016.

(2)	Does not include results for Interline.
Sales. We assess our sales performance by evaluating both net sales and comparable sales.
Net Sales. Net sales for the second quarter of fiscal 2018 increased 8.4% to $30.5 billion from $28.1 billion in the comparable prior-year period. The increase in net sales in the second quarter of fiscal 2018 primarily reflected the impact of positive comparable sales driven by an increase in comparable average ticket and comparable customer transactions. Net sales also benefited $33 million as a result of the adoption of ASU No. 2014-09. See Note 1 to our consolidated financial statements for further discussion.
Comparable Sales. Comparable sales is a measure that highlights the performance of our existing locations and websites by measuring the change in net sales for a period over the comparable prior-period of equivalent length. Comparable sales includes sales at all locations, physical and online, open greater than 52 weeks (including remodels and relocations) and excluding closed stores. Retail stores become comparable on the Monday following their 365th day of operation. Acquisitions, digital or otherwise, are included after we own them for greater than 52 weeks (with the exception of Interline, which is excluded from comparable sales for periods prior to fiscal 2018). Comparable sales is intended only as supplemental information and is not a substitute for net sales presented in accordance with GAAP.

Total comparable sales increased 8.0% in the second quarter of fiscal 2018. The increase in comparable sales reflects a number of factors, including recovery of spring sales that were delayed due to extreme and extended winter weather as well as the execution of our strategy and broad-based growth across our stores and online. All of our departments, except for Lighting, posted positive comparable sales in the second quarter of fiscal 2018. Comparable sales for our Lumber, Indoor Garden, Outdoor Garden, Electrical, Tools, and Appliances merchandising departments were above the Company average in the second quarter of fiscal 2018. Comparable sales for Lighting were negative primarily due to LED price deflation. Our comparable average ticket increased 4.9% during the second quarter of fiscal 2018, primarily due to strong sales in big ticket purchases, such as vinyl plank flooring and appliances, strong sales to our professional customers, and index-based commodity price inflation. The 2.9% growth in comparable customer transactions for the second quarter of fiscal 2018 benefited from customer traffic that was delayed due to extreme winter weather in the first quarter of fiscal 2018. Online sales, which consist of sales generated online through our websites for products picked up in our stores or delivered to customer locations, represented 7.5% of net sales and grew 25.7% during the second quarter of fiscal 2018.
Gross Profit. Gross profit increased 9.6% to $10.4 billion in the second quarter of fiscal 2018 from $9.5 billion in the comparable prior-year period. Gross profit as a percent of net sales, or gross profit margin, was 34.0% for the second quarter of fiscal 2018 compared to 33.7% for the second quarter of fiscal 2017. The increase in gross profit margin for the second quarter of fiscal 2018 primarily reflected $152 million of benefit from the adoption of ASU No. 2014-09 and expansion due to the net result of a number of factors including sales mix and the impact of recent acquisitions. These factors were partially offset by higher transportation and fuel costs in our supply chain.
Operating Expenses. Our operating expenses are composed of SG&A and depreciation and amortization.
Selling, General & Administrative. SG&A increased 10.0% to $5.0 billion in the second quarter of fiscal 2018 from $4.5 billion in the comparable prior-year period. As a percent of net sales, SG&A was 16.4% for the second quarter of fiscal 2018 compared to 16.2% for the second quarter of fiscal 2017. The increase in SG&A as a percent of net sales for the second quarter of fiscal 2018 reflected an increase of $152 million from the adoption of ASU No. 2014-09 and incremental investments made in the business, partially offset by expense leverage resulting from the positive comparable sales environment and continued expense control.
Depreciation and Amortization. Depreciation and amortization increased 2.4% to $460 million in the second quarter of fiscal 2018 from $449 million in the comparable prior-year period. As a percent of net sales, depreciation and amortization was 1.5% in the second quarter of fiscal 2018 compared to 1.6% in the second quarter of fiscal 2017. The decrease in depreciation and amortization as a percent of net sales primarily reflected leverage resulting from the positive comparable sales environment and timing of asset additions, partially offset by certain investments in shorter-lived assets.
Interest and Other, net. Interest and other, net, was $246 million in the second quarter of fiscal 2018 compared to $249 million in the comparable prior-year period. Interest and other, net, as a percent of net sales was 0.8% for the second quarter of fiscal 2018 and 0.9% for the second quarter of fiscal 2017. The decrease as a percent of net sales primarily reflected expense leverage resulting from the positive comparable sales environment and higher interest income, partially offset by higher interest expense resulting from higher debt balances.
Provision for Income Taxes. Our combined effective income tax rate was 24.7% for the second quarter of fiscal 2018 compared to 36.6% for the second quarter of fiscal 2017. The decrease in the provision for income taxes in the second quarter of fiscal 2018 was primarily attributable to the enactment of the Tax Act.
Diluted Earnings per Share. Diluted earnings per share were $3.05 for the second quarter of fiscal 2018 compared to $2.25 for the second quarter of fiscal 2017. Diluted earnings per share for the second quarter of fiscal 2018 reflected a benefit of $0.47 per diluted share resulting from enactment of the Tax Act.

Fiscal 2018 and Fiscal 2017 Six Month Comparisons

	Six Months Ended
	July 29, 2018		July 30, 2017
dollars in millions	$	% of Net Sales	$	% of Net Sales
Net sales	$55,410		$51,995
Gross profit	18,982	34.3%	17,615	33.9%
Operating expenses:
Selling, general and administrative	9,783	17.7	8,910	17.1
Depreciation and amortization	917	1.7	893	1.7
Total operating expenses	10,700	19.3	9,803	18.9
Operating income	8,282	14.9	7,812	15.0
Interest and other (income) expense:
Interest and investment income	(48)	(0.1)	(29)	(0.1)
Interest expense	533	1.0	519	1.0
Interest and other, net	485	0.9	490	0.9
Earnings before provision for income taxes	7,797	14.1	7,322	14.1
Provision for income taxes	1,887	3.4	2,636	5.1
Net earnings	$5,910	10.7%	$4,686	9.0%
—————
Note: Certain percentages may not sum to totals due to rounding.

	Six Months Ended
Selected financial and sales data:	July 29, 2018	July 30, 2017	% Change
Comparable sales (% change)(1)	6.2%	6.0%	N/A
Comparable customer transactions (% change)(2)	0.9%	2.1%	N/A
Comparable average ticket (% change)(2)	5.3%	3.8%	N/A
Customer transactions (in millions)(2)	831.2	822.6	1.1%
Average ticket(2)	$66.12	$62.74	5.4%
Sales per square foot(2)	$458.07	$429.17	6.7%
Diluted earnings per share	$5.12	$3.91	30.9%
—————

(1)	The calculation for the six months ended July 30, 2017 does not include results for Interline, which was acquired in the fiscal year ended January 31, 2016.

(2)	Does not include results for Interline.
Sales.
Net Sales. For the first six months of fiscal 2018, net sales increased 6.6% to $55.4 billion from $52.0 billion in the comparable prior-year period. The increase in net sales for the first six months of fiscal 2018 primarily reflects the impact of positive comparable store sales driven by an increase in average ticket growth and increased customer transactions. Net sales also benefited $66 million as a result of the adoption of ASU No. 2014-09. See Note 1 to our consolidated financial statements for further discussion.
Comparable Sales. For the first six months of fiscal 2018, total comparable sales increased 6.2%. This increase reflects a number of factors, including the execution of our strategy and broad-based growth across our stores. During the first six months of fiscal 2018, all of our departments, except for Lighting, posted positive comparable sales. Comparable sales for our Lumber, Electrical, Appliances, Tools, Décor, Plumbing, and Flooring product categories were above the Company average for the first six months of fiscal 2018. Comparable sales for Lighting were negative primarily due to LED price deflation. Our comparable store average ticket increased 5.3% for the first six months of fiscal 2018, due in part to strong sales in big ticket purchases in appliances and vinyl plank flooring. Online sales represented 7.5% of net sales and grew 23.1% during the first six months of fiscal 2018.

Gross Profit. For the first six months of fiscal 2018, gross profit increased 7.8% to $19.0 billion from $17.6 billion in the comparable prior-year period. Gross profit margin was 34.3% for the first six months of fiscal 2018 compared to 33.9% for the first six months of fiscal 2017. The increase in gross profit margin for the first six months of fiscal 2018 primarily reflected $283 million of benefit from the adoption of ASU No. 2014-09, partially offset by higher transportation and fuel costs in our supply chain.
Operating Expenses. Our operating expenses are composed of SG&A and depreciation and amortization.
Selling, General & Administrative. SG&A increased 9.8% to $9.8 billion for the first six months of fiscal 2018, from $8.9 billion in the comparable prior-year period. As a percent of net sales, SG&A was 17.7% for the first six months of fiscal 2018 compared to 17.1% for the first six months of fiscal 2017. The increase in SG&A as a percent of net sales for the first six months of fiscal 2018 reflected an increase of $283 million from the adoption of ASU No. 2014-09 and incremental investments made in the business, partially offset by expense leverage resulting from the positive comparable sales environment and continued expense control.
Depreciation and Amortization. Depreciation and amortization was $917 million for the first six months of fiscal 2018 compared to $893 million in the comparable prior-year period. As a percent of net sales, it was unchanged at 1.7% for the first six months of both fiscal 2018 and fiscal 2017 and reflected offsetting effects of leverage resulting from the positive comparable sales environment, timing of asset additions and certain investments.
Interest and Other, net. For the first six months of fiscal 2018, interest and other, net was $485 million compared to $490 million for the first six months of fiscal 2017. As a percent of net sales, it was 0.9% for the first six months of both fiscal 2018 and fiscal 2017 and reflected offsetting effects of expense leverage resulting from the positive comparable sales environment and higher interest income and higher interest expense resulting from higher short-term and long-term debt balances.
Provision for Income Taxes. Our combined effective income tax rate was 24.2% for the first six months of fiscal 2018 compared to 36.0% for the first six months of fiscal 2017. The decrease in the provision for income taxes in fiscal 2018 was primarily attributable to the enactment of the Tax Act.
Diluted Earnings per Share. Diluted earnings per share were $5.12 for the first six months of fiscal 2018, compared to $3.91 for the first six months of fiscal 2017. Diluted earnings per share for the first six months of fiscal 2018 included a benefit of $0.79 per diluted share resulting from the enactment of the Tax Act.

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

The calculation of ROIC, together with a reconciliation of NOPAT to net earnings (the most comparable GAAP measure), follows.

	Twelve Months Ended
dollars in millions	July 29, 2018	July 30, 2017
Net earnings	$9,854	$8,399
Interest and other, net	978	961
Provision for income taxes	4,319	4,699
Operating income	15,151	14,059
Income tax adjustment (1)	(4,545)	(5,080)
NOPAT	$10,606	$8,979

Average debt and equity	$28,014	$28,061

ROIC	37.9%	32.0%
—————

(1)	Income tax adjustment is defined as operating income multiplied by our effective tax rate.
Additional Information
For information on accounting pronouncements that have impacted or are expected to materially impact our consolidated financial condition, results of operations, or cash flows, see Note 1 to our consolidated financial statements.

Liquidity and Capital Resources
Cash and Cash Equivalents
At July 29, 2018, we had $3.5 billion in cash and cash equivalents, of which $1.6 billion was held by our foreign subsidiaries. We believe that our current cash position, access to the long-term debt capital markets, and cash flow generated from operations should be sufficient not only for our operating requirements but also to enable us to complete our capital expenditure programs and fund dividend payments, share repurchases, and any required long-term debt payments through the next several fiscal years. In addition, we have funds available from our commercial paper programs and the ability to obtain alternative sources of financing.
As we accelerate our investments in the business within our disciplined approach to capital allocation, we expect capital expenditures of approximately $2.5 billion in fiscal 2018.
Debt and Derivatives
We have commercial paper programs that allow for borrowings up to $3.0 billion. All of our short-term borrowings in the first six months of fiscal 2018 were under these commercial paper programs, and the maximum amount outstanding at any time was $2.4 billion. In connection with these programs, we have back-up credit facilities with a consortium of banks for borrowings up to $3.0 billion. Our back-up credit facilities consist of a five-year $2.0 billion credit facility scheduled to expire in December 2022 and a 364-day $1.0 billion credit facility scheduled to expire in December 2018. At July 29, 2018, we were in compliance with all of the covenants contained in the credit facilities, and none are expected to impact our liquidity or capital resources. At July 29, 2018, there were no borrowings outstanding under the commercial paper programs. We also issue senior notes from time to time.
We use derivative financial instruments in the management of our exposure to fluctuations in foreign currency exchange rates and interest rates on certain long-term debt. See Note 5 to our consolidated financial statements for further discussion.
Share Repurchases
In December 2017, our Board of Directors authorized a new $15.0 billion share repurchase program that replaced the previous authorization. In the first six months of fiscal 2018, we repurchased 14.9 million shares of our common stock for $3.0 billion through two ASR agreements and open market transactions. See Note 4 to our consolidated financial statements for further discussion on the ASR agreements.

Cash Flows Summary
Operating Activities. Cash flow generated from operations provides us with a significant source of liquidity. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for products and services, employee compensation, operations, and occupancy costs.
Net cash provided by operating activities increased $45 million in the first six months of fiscal 2018 compared to the same period last year and was primarily driven by an increase in net earnings, offset by higher cash outflows associated with changes in working capital. The increase in net earnings resulted from higher comparable sales and expense leverage in the first six months of fiscal 2018, as well as a lower effective income tax rate in fiscal 2018 resulting from the enactment of the Tax Act.
Cash provided by or used in operating activities is also subject to changes in working capital. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
Investing Activities. Cash used in investing activities primarily reflected capital expenditures for investments in our business of $1.1 billion during the first six months of fiscal 2018 compared to $846 million of capital expenditures and $268 million for a business acquisition in the comparable prior-year period.
Financing Activities. Cash used in financing activities primarily reflected:

•	$3.1 billion of share repurchases, $2.4 billion of cash dividends paid, and $1.6 billion of repayments of short-term borrowings in the first six months of fiscal 2018, and

•
$3.9 billion of share repurchases, $2.1 billion of cash dividends paid, and $710 million of repayments of short-term borrowings in the first six months of fiscal 2017, partially offset by $2.0 billion of net proceeds from long-term borrowings.

Critical Accounting Policies
There were no changes during fiscal 2018 to our critical accounting policies as disclosed in the 2017 Form 10-K. Our significant accounting policies are disclosed in Note 1 to our consolidated financial statements.

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
Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) and concluded that our disclosure controls and procedures were effective as of July 29, 2018. There has been no change in our internal control over financial reporting during the fiscal quarter ended July 29, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
Except as set forth below, there were no material changes during the second quarter of fiscal 2018 to our disclosure in Item 3 of our 2017 Form 10-K.
SEC regulations require us to disclose certain information about proceedings arising under federal, state or local environmental provisions if we reasonably believe that such proceedings may result in monetary sanctions of $100,000 or more.

As previously reported, in February 2018 we received a letter from the California South Coast Air Quality Management District ("SCAQMD") regarding allegations that we sold certain non-compliant paint thinners and solvents from 2010 to 2015 in violation of applicable rules. In the second quarter of fiscal 2018, we resolved the matter with SCAQMD, and the vendor from whom we purchased the products paid a settlement on our behalf.
As previously reported, in January 2017, we became aware of an investigation by the EPA’s criminal investigation division into our compliance with lead-safe work practices for certain jobs performed through our installation services business. We have also previously responded to civil document requests from several EPA regions. In the second quarter of fiscal 2018, we received a subpoena for documents from the EPA civil enforcement division. We are continuing to cooperate with the EPA.

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
Issuer Purchases of Equity Securities
Since the inception of our initial share repurchase program in fiscal 2002 through the end of the second quarter of fiscal 2018, we have repurchased shares of our common stock having a value of approximately $78.1 billion. The number and average price of shares purchased in each fiscal month of the second quarter of fiscal 2018 follow.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
April 30, 2018 – May 27, 2018	2,479,949	$182.44	2,475,046	$11,645,018,945
May 28, 2018 – June 24, 2018(3)	7,683,329	186.51	7,680,638	9,945,001,669
June 25, 2018 – July 29, 2018	1,778	199.17	—	9,945,001,669
Total	10,165,056	185.52	10,155,684
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
(3) In the second quarter of fiscal 2018, we paid $1.6 billion under an ASR agreement and received an initial delivery of 7.1 million shares. See Note 4 to our consolidated financial statements for further discussion.
Sales of Unregistered Securities
During the second quarter of fiscal 2018, we issued 4,055 deferred stock units under the Home Depot, Inc. Nonemployee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of the SEC’s Regulation D thereunder. The deferred stock units were credited to the accounts of those non-employee directors who elected to receive all or a portion of board retainers in the form of deferred stock units instead of cash during the second quarter of fiscal 2018. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.
During the second quarter of fiscal 2018, we credited 1,057 deferred stock units to participant accounts under the Restoration Plan pursuant to an exemption from the registration requirements of the Securities Act for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.

Item 6. Exhibits.
Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the references in brackets. All other exhibits are filed or furnished herewith.

Exhibit		Description
3.1	*	Amended and Restated Certificate of Incorporation of The Home Depot, Inc.
[Form 10-Q filed on September 1, 2011, Exhibit 3.1]
3.2	*	By-Laws of The Home Depot, Inc. (Amended and Restated Effective March 3, 2016).
[Form 8-K filed on March 8, 2016, Exhibit 3.2]
12.1		Statement of Computation of Ratio of Earnings to Fixed Charges.
15.1		Acknowledgement of Independent Registered Public Accounting Firm, dated August 20, 2018.
31.1		Certification of the Chief Executive Officer and President pursuant to Rule 13a-14(a).
31.2		Certification of the Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a).
32.1		Certification of Chief Executive Officer and President furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer and Executive Vice President – Corporate Services furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HOME DEPOT, INC. (Registrant)

By:	/s/ CRAIG A. MENEAR
Craig A. Menear, Chairman, Chief Executive Officer and President

/s/ CAROL B. TOMÉ
Carol B. Tomé, Chief Financial Officer, and Executive Vice President – Corporate Services

Date:	August 20, 2018