Form 10-Q
period 2018-10-28
HOME DEPOT INC
filed 2018-11-20
CIK 354950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2018
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
1,129,527,754 shares of common stock, $0.05 par value, as of November 13, 2018

i

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

iii

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
THE HOME DEPOT, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

in millions, except per share data	October 28, 2018	January 28, 2018
Assets
Current assets:
Cash and cash equivalents	$1,764	$3,595
Receivables, net	2,171	1,952
Merchandise inventories	14,754	12,748
Other current assets	1,120	638
Total current assets	19,809	18,933
Property and equipment, net of accumulated depreciation of $20,293 at October 28, 2018 and $19,339 at January 28, 2018	22,054	22,075
Goodwill	2,258	2,275
Other assets	1,079	1,246
Total assets	$45,200	$44,529

Liabilities and Stockholders' Equity
Current liabilities:
Short-term debt	$1,398	$1,559
Accounts payable	9,054	7,244
Accrued salaries and related expenses	1,495	1,640
Sales taxes payable	652	520
Deferred revenue	1,858	1,805
Current installments of long-term debt	1,054	1,202
Other accrued expenses	2,685	2,224
Total current liabilities	18,196	16,194
Long-term debt, excluding current installments	23,332	24,267
Other long-term liabilities	2,352	2,614
Total liabilities	43,880	43,075

Common stock, par value $0.05; authorized: 10,000 shares; issued: 1,782 shares at October 28, 2018 and 1,780 shares at January 28, 2018; outstanding: 1,131 shares at October 28, 2018 and 1,158 shares at January 28, 2018	89	89
Paid-in capital	10,409	10,192
Retained earnings	45,235	39,935
Accumulated other comprehensive loss	(717)	(566)
Treasury stock, at cost, 651 shares at October 28, 2018 and 622 shares at January 28, 2018	(53,696)	(48,196)
Total stockholders’ equity	1,320	1,454
Total liabilities and stockholders’ equity	$45,200	$44,529
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
in millions, except per share data	October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017
Net sales	$26,302	$25,026	$81,712	$77,021
Cost of sales	17,151	16,378	53,579	50,758
Gross profit	9,151	8,648	28,133	26,263
Operating expenses:
Selling, general and administrative	4,808	4,514	14,591	13,424
Depreciation and amortization	473	454	1,390	1,347
Total operating expenses	5,281	4,968	15,981	14,771
Operating income	3,870	3,680	12,152	11,492
Interest and other (income) expense:
Interest and investment income	(25)	(22)	(73)	(51)
Interest expense	249	269	782	788
Interest and other, net	224	247	709	737
Earnings before provision for income taxes	3,646	3,433	11,443	10,755
Provision for income taxes	779	1,268	2,666	3,904
Net earnings	$2,867	$2,165	$8,777	$6,851

Basic weighted average common shares	1,135	1,168	1,144	1,184
Basic earnings per share	$2.53	$1.85	$7.67	$5.79

Diluted weighted average common shares	1,141	1,174	1,150	1,190
Diluted earnings per share	$2.51	$1.84	$7.63	$5.76

Dividends declared per share	$1.03	$0.89	$3.09	$2.67
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
in millions	October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017
Net earnings	$2,867	$2,165	$8,777	$6,851
Other comprehensive income (loss):
Foreign currency translation adjustments	59	(145)	(204)	244
Cash flow hedges, net of tax	(2)	(2)	46	(5)
Other	—	—	7	(1)
Total other comprehensive income (loss)	57	(147)	(151)	238
Comprehensive income	$2,924	$2,018	$8,626	$7,089
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
in millions	October 28, 2018	October 29, 2017
Cash Flows from Operating Activities:
Net earnings	$8,777	$6,851
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization	1,603	1,533
Stock-based compensation expense	204	214
Changes in assets and liabilities, net of acquisition effects:
Receivables, net	(196)	(95)
Merchandise inventories	(2,041)	(776)
Other current assets	(480)	75
Accounts payable and other accrued expenses	2,134	1,597
Deferred revenue	156	115
Income taxes payable	61	113
Deferred income taxes	(64)	(76)
Other	(118)	190
Net cash provided by operating activities	10,036	9,741

Cash Flows from Investing Activities:
Capital expenditures	(1,711)	(1,354)
Payments for business acquired, net	—	(260)
Proceeds from sales of property and equipment	21	38
Other investing activities	(3)	—
Net cash used in investing activities	(1,693)	(1,576)

Cash Flows from Financing Activities:
Repayments of short-term debt, net	(161)	(585)
Proceeds from long-term debt, net of discounts	—	2,991
Repayments of long-term debt	(1,192)	(534)
Repurchases of common stock	(5,518)	(6,067)
Proceeds from sales of common stock	140	157
Cash dividends	(3,548)	(3,174)
Other financing activities	99	(41)
Net cash used in financing activities	(10,180)	(7,253)
Change in cash and cash equivalents	(1,837)	912
Effect of exchange rate changes on cash and cash equivalents	6	99
Cash and cash equivalents at beginning of period	3,595	2,538
Cash and cash equivalents at end of period	$1,764	$3,549

Supplemental Disclosures:
Cash paid for interest, net of interest capitalized	$855	$837
Cash paid for income taxes	3,017	3,705
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
We also have agreements with third-party service providers who directly extend credit to customers and manage our PLCC program. The deferred interest charges we incur for our deferred financing programs offered to these customers, interchange fees charged to us for their use of the cards, and any profit sharing with the third-party service providers are included in net sales.
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
We applied ASU No. 2014-09 only to contracts that were not completed prior to fiscal 2018. The cumulative effect of initially applying ASU No. 2014-09 was a $99 million reduction to deferred revenue, a $24 million increase to deferred income taxes (included in other long-term liabilities), and a $75 million increase to the opening balance of retained earnings as of January 29, 2018. The comparative prior period information continues to be reported under the accounting standards in effect during those periods. We expect the impact of the adoption to be immaterial to our financial position, results of operations, and cash flows on an ongoing basis.
Excluding the effect of the opening balance sheet adjustment noted above, the impact of the adoption of ASU No. 2014-09 on our consolidated balance sheet as of October 28, 2018 follows.

in millions	As Reported	ASU No. 2014-09 Impact	Excluding ASU No. 2014-09 Impact
Receivables, net	$2,171	$(44)	$2,215
Other current assets	1,120	268	852
Other accrued expenses	2,685	224	2,461
The impact of the adoption of ASU No. 2014-09 on our consolidated statements of earnings follows.

in millions	As Reported	ASU No. 2014-09 Impact	Excluding ASU No. 2014-09 Impact
Three Months Ended October 28, 2018
Net sales	$26,302	$64	$26,238
Cost of sales	17,151	(83)	17,234
Gross profit	9,151	147	9,004
Selling, general and administrative	4,808	147	4,661

Nine Months Ended October 28, 2018
Net sales	$81,712	$130	$81,582
Cost of sales	53,579	(300)	53,879
Gross profit	28,133	430	27,703
Selling, general and administrative	14,591	430	14,161
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
Recently Issued Accounting Pronouncements
ASU No. 2016-02. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires an entity that is a lessee to recognize the assets and liabilities arising from leases on the balance sheet. ASU No.

2016-02 also requires disclosures about the amount, timing, and uncertainty of cash flows arising from leases. This new standard will be effective for us on February 4, 2019.
Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842; and ASU No. 2018-11, Targeted Improvements. These updates permit two methods of adoption (i) retrospectively to each prior reporting period presented (modified retrospective method) and (ii) prospectively with the cumulative effect adjustment recognized in the opening balance of retained earnings in the period of adoption (prospective method). These updates also provide a number of practical expedients for implementation that are being evaluated.
We are continuing to evaluate the method of adoption and plan for the implementation of ASU No. 2016-02, including implementing changes to our processes, controls and systems in connection therewith. We believe that ASU 2016-02 will have a material impact on our balance sheet as a result of the requirement to recognize right-of-use assets and lease liabilities upon adoption. We do not believe that there will be a material impact to our results of operations or cash flows upon adoption of ASU No. 2016-02.
Recent accounting pronouncements pending adoption not discussed above or in the 2017 Form 10-K are either not applicable or will not have or are not expected to have a material impact on us.

2.	NET SALES
No sales to an individual customer or country other than the U.S. accounted for more than 10% of net sales during the three and nine months ended October 28, 2018. Net sales, classified by geography, follow.

in millions	Three Months Ended October 28, 2018	Nine Months Ended October 28, 2018
Net sales – in the U.S.	$24,083	$74,978
Net sales – outside the U.S.	2,219	6,734
Net sales	$26,302	$81,712
Net sales by products and services for the three and nine months ended October 28, 2018 follow.

in millions	Three Months Ended October 28, 2018	Nine Months Ended October 28, 2018
Net sales – products	$24,922	$77,733
Net sales – services	1,380	3,979
Net sales	$26,302	$81,712
Major product lines, as well as the associated merchandising departments (and related services) for the three and nine months ended October 28, 2018 follow.

Major Product Line	Merchandising Departments
Building Materials	Building Materials, Electrical, Lighting, Lumber, Millwork, and Plumbing
Décor	Appliances, Décor, Flooring, Kitchen and Bath, and Paint
Hardlines	Hardware, Indoor Garden, Outdoor Garden, and Tools
Net sales by major product lines for the three and nine months ended October 28, 2018 follow.

in millions	Three Months Ended October 28, 2018	Nine Months Ended October 28, 2018
Building Materials	$10,253	$30,257
Décor	8,916	26,973
Hardlines	7,133	24,482
Net sales	$26,302	$81,712

3.	INCOME TAXES
In December 2017, the U.S. enacted comprehensive tax legislation with the Tax Act, making broad and complex changes to U.S. tax law, including lowering the U.S. corporate income tax rate to 21%, transitioning to a modified territorial system, and providing for current expensing of certain qualifying capital expenditures. Also in December 2017, the SEC issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. As of October 28, 2018, our accounting for the Tax Act was not finalized.  As disclosed in our 2017 Form 10-K, however, we were able to reasonably estimate certain effects and, therefore, recorded a provisional charge of $400 million for the deemed repatriation of historical earnings of foreign subsidiaries, recorded a provisional benefit of $147 million for the remeasurement of deferred tax assets and liabilities, and estimated a $126 million benefit due to a lower U.S. statutory tax rate.  During the third quarter of fiscal 2018, we recorded a benefit of $115 million as measurement-period adjustments related to (i) a benefit of $86 million for the deemed repatriation of historical earnings of foreign subsidiaries and (ii) a benefit of $29 million for deferred tax activity. These adjustments were made upon our further analysis of certain aspects of the Tax Act, refinement of our calculations, and the issuance of guidance by the U.S. Treasury. We have not made any additional measurement-period adjustments during the current quarter because we have not finalized our provisional adjustments. We will continue to analyze and refine our calculations related to the measurement of these balances as supplemental legislation, regulatory guidance, or evolving technical interpretations become available. Any adjustment to these amounts during the measurement period will be recorded to the provision for income taxes in the period in which the analysis is finalized. We expect to complete our accounting under SAB 118 in the fourth quarter of fiscal 2018.
The Tax Act also creates a new requirement that certain income (i.e., global intangible low-taxed income or “GILTI”) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder.  Due to the complexity of the new GILTI tax rules, we are not yet able to reasonably estimate the long-term effects of this provision. Therefore, we have not recorded any potential deferred tax effects related to GILTI in our consolidated financial statements and have not made a policy decision regarding whether to record deferred taxes on GILTI or use the period cost method. We have, however, included an estimate of the current GILTI impact in our estimated annual effective tax rate for fiscal 2018.
Our income tax returns are routinely examined by domestic and foreign tax authorities. During the third quarter of fiscal 2018, we settled a transfer pricing issue between the U.S. and Mexican tax authorities.  The resolution of this issue reduced our unrecognized tax benefits by $80 million. The net impact of the settlement resulted in an immaterial tax charge in the third quarter of fiscal 2018.

4.	STOCKHOLDERS' EQUITY
Accelerated Share Repurchase Agreements
We enter into ASR agreements from time to time with third-party financial institutions to repurchase shares of our common stock. These agreements are structured as outlined in the 2017 Form 10-K. The terms of the ASR agreements entered into during the first nine months of fiscal 2018 follow (in millions).

Agreement Date	Settlement Date	Agreement Amount	Initial Shares Delivered	Additional Shares Delivered	Total Shares Delivered
Q1 2018	Q2 2018	$750	3.4	0.8	4.2
Q2 2018	Q3 2018	1,600	7.1	1.0	8.1
See Note 6 to the consolidated financial statements in the 2017 Form 10-K for further discussion.

5.	FAIR VALUE MEASUREMENTS
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

	Fair Value at October 28, 2018 Using			Fair Value at January 28, 2018 Using
in millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative agreements - assets	$—	$108	$—	$—	$235	$—
Derivative agreements - liabilities	—	(29)	—	—	(12)	—
Total	$—	$79	$—	$—	$223	$—
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
The aggregate fair values and carrying values of our senior notes follow.

	October 28, 2018		January 28, 2018
in millions	Fair Value (Level 1)	Carrying Value	Fair Value (Level 1)	Carrying Value
Senior notes	$23,871	$23,329	$26,617	$24,485

6.	WEIGHTED AVERAGE COMMON SHARES
The reconciliation of our basic to diluted weighted average common shares follows.

	Three Months Ended		Nine Months Ended
in millions	October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017
Basic weighted average common shares	1,135	1,168	1,144	1,184
Effect of potentially dilutive securities	6	6	6	6
Diluted weighted average common shares	1,141	1,174	1,150	1,190

Anti-dilutive securities excluded from diluted weighted average common shares(1)	—	—	—	1
—————
(1) Represent options that were granted under our employee stock plans to purchase shares of our common stock.

7.	COMMITMENTS AND CONTINGENCIES
We are involved in litigation arising in the normal course of business. In management’s opinion, any such litigation is not expected to have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
The Home Depot, Inc.:
Results of Review of Interim Financial Information
We have reviewed the Consolidated Balance Sheet of The Home Depot, Inc. and Subsidiaries (the "Company") as of October 28, 2018, the related Consolidated Statements of Earnings and Comprehensive Income for the three-month and nine-month periods ended October 28, 2018 and October 29, 2017, the related Consolidated Statements of Cash Flows for the nine-month periods ended October 28, 2018 and October 29, 2017, and the related notes (collectively, the “Consolidated Interim Financial Information”). Based on our reviews, we are not aware of any material modifications that should be made to the Consolidated Interim Financial Information for it to be in conformity with U.S. generally accepted accounting principles.
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

/s/ KPMG LLP
Atlanta, Georgia
November 19, 2018

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Our MD&A includes the following sections:

•	Executive Summary

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Policies

Executive Summary
Quarter to date and year to date highlights of our financial performance follow.

dollars in millions, except per share data	Three Months Ended		Nine Months Ended
	October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017
Net sales	$26,302	$25,026	$81,712	$77,021
Net earnings	2,867	2,165	8,777	6,851
Effective tax rate	21.4%	36.9%	23.3%	36.3%

Diluted earnings per share	$2.51	$1.84	$7.63	$5.76

Net cash provided by operating activities			$10,036	$9,741
Repayments of long-term debt			1,192	534
Repurchases of common stock			5,518	6,067
We reported net sales of $26.3 billion in the third quarter of fiscal 2018. Net earnings were $2.9 billion, or $2.51 per diluted share. For the first nine months of fiscal 2018, net sales were $81.7 billion and net earnings were $8.8 billion, or $7.63 per diluted share.
Our total store count was 2,286 at the end of the third quarter of fiscal 2018. As of October 28, 2018, a total of 305 of our stores, or 13.3%, were located in Canada and Mexico. For the third quarter of fiscal 2018, total sales per square foot were $433.99 and our inventory turnover ratio was 5.2 times.
We generated $10.0 billion of cash flow from operations during the first nine months of fiscal 2018. This cash flow, together with cash on hand, was used to pay $3.5 billion of dividends, repay $1.2 billion of senior notes that matured in September 2018, fund cash payments of $5.5 billion for share repurchases, and fund $1.7 billion in capital expenditures.
During the first nine months of fiscal 2018, we repurchased a total of 28.5 million shares of our common stock for $5.5 billion through two ASR agreements and open market transactions. In February 2018, we announced a 15.7% increase in our quarterly cash dividend to $1.03 per share.
Our ROIC for the trailing twelve-month period was 42.2% at the end of the third quarter of fiscal 2018. See the "Non-GAAP Financial Measures" section below for our definition and calculation of ROIC, as well as a reconciliation of NOPAT, a non-GAAP financial measure, to net earnings, the most comparable GAAP financial measure.

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

Fiscal 2018 and Fiscal 2017 Three Month Comparisons

	Three Months Ended
	October 28, 2018		October 29, 2017
dollars in millions	$	% of Net Sales	$	% of Net Sales
Net sales	$26,302		$25,026
Gross profit	9,151	34.8%	8,648	34.6%
Operating expenses:
Selling, general and administrative	4,808	18.3	4,514	18.0
Depreciation and amortization	473	1.8	454	1.8
Total operating expenses	5,281	20.1	4,968	19.9
Operating income	3,870	14.7	3,680	14.7
Interest and other (income) expense:
Interest and investment income	(25)	(0.1)	(22)	(0.1)
Interest expense	249	0.9	269	1.1
Interest and other, net	224	0.9	247	1.0
Earnings before provision for income taxes	3,646	13.9	3,433	13.7
Provision for income taxes	779	3.0	1,268	5.1
Net earnings	$2,867	10.9%	$2,165	8.7%
—————
Note: Certain percentages may not sum to totals due to rounding.

	Three Months Ended
Selected financial and sales data:	October 28, 2018	October 29, 2017	% Change
Comparable sales (% change)(1)	4.8%	7.9%	N/A
Comparable customer transactions (% change)(2)	1.2%	2.7%	N/A
Comparable average ticket (% change)(2)	3.5%	5.1%	N/A
Customer transactions (in millions)(2)	394.8	389.5	1.4%
Average ticket(2)	$65.11	$62.84	3.6%
Sales per square foot(2)	$433.99	$412.49	5.2%
Diluted earnings per share	$2.51	$1.84	36.4%
—————

(1)	The calculation for the three months ended October 29, 2017 does not include results for Interline, which was acquired in the fiscal year ended January 31, 2016.

(2)	Does not include results for Interline.
Sales. We assess our sales performance by evaluating both net sales and comparable sales.
Net Sales. Net sales for the third quarter of fiscal 2018 increased 5.1% to $26.3 billion from $25.0 billion in the comparable prior-year period. The increase in net sales in the third quarter of fiscal 2018 primarily reflected the impact of positive comparable sales driven by an increase in comparable average ticket and comparable customer transactions. In the third quarter of fiscal 2018, we recognized approximately $150 million of hurricane-related sales (the majority of which was attributable to the continuing impact of the 2017 fall hurricanes), compared with approximately $282 million of hurricane-related sales in the third quarter of fiscal 2017. A stronger U.S. dollar negatively impacted sales growth by $110 million in the third quarter of fiscal 2018. The adoption of ASU No. 2014-09 also benefited net sales in the third quarter of fiscal 2018 by $64 million. See Note 1 to our consolidated financial statements for further discussion.
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
Total comparable sales increased 4.8% in the third quarter of fiscal 2018. The increase, which was due in part to the execution of our strategy and broad-based growth across our stores and online, was driven by a 3.5% increase in comparable average ticket and a 1.2% increase in comparable customer transactions. The increase in comparable average ticket was primarily driven by sales in big ticket items, such as vinyl plank flooring, windows, appliances, and water heaters. Total comparable sales in the third quarter of 2018 also reflected the impact of higher prior year hurricane-related sales.
All of our departments, except for Lighting, posted positive comparable sales in the third quarter of fiscal 2018. Comparable sales for our Appliances, Electrical, Plumbing, Tools, Décor, and Flooring merchandising departments were above the Company average in the third quarter of fiscal 2018. Comparable sales for Lighting were essentially flat primarily due to LED price deflation. Online sales, which consist of sales generated online through our websites for products picked up in our stores or delivered to customer locations, represented 7.5% of net sales and grew 28.1% during the third quarter of fiscal 2018.
Gross Profit. Gross profit increased 5.8% to $9.2 billion in the third quarter of fiscal 2018 from $8.6 billion in the comparable prior-year period. Gross profit as a percent of net sales, or gross profit margin, was 34.8% for the third quarter of fiscal 2018 compared to 34.6% for the third quarter of fiscal 2017. The increase in gross profit margin for the third quarter of fiscal 2018 primarily reflected $147 million of benefit from the adoption of ASU No. 2014-09, partially offset by higher supply chain and transportation costs.
Operating Expenses. Our operating expenses are composed of SG&A and depreciation and amortization.
Selling, General & Administrative. SG&A increased 6.5% to $4.8 billion in the third quarter of fiscal 2018 from $4.5 billion in the comparable prior-year period. As a percent of net sales, SG&A was 18.3% for the third quarter of fiscal 2018 compared to 18.0% for the third quarter of fiscal 2017. The increase in SG&A as a percent of net sales for the third quarter of fiscal 2018 reflected an increase of $147 million from the adoption of ASU No. 2014-09 and $131 million of incremental investments made in the business. These items were partially offset by expense leverage resulting from the positive comparable sales environment, continued expense control and the impact of higher prior year hurricane-related expenses.
Depreciation and Amortization. Depreciation and amortization increased 4.2% to $473 million in the third quarter of fiscal 2018 from $454 million in the comparable prior-year period. As a percent of net sales, depreciation and amortization was 1.8% in the third quarters of both fiscal 2018 and fiscal 2017, reflecting the offsetting effects of strategic investments in the business, leverage resulting from the positive comparable sales environment, and timing of asset additions.
Interest and Other, net. Interest and other, net, was $224 million in the third quarter of fiscal 2018 compared to $247 million in the comparable prior-year period. Interest and other, net, as a percent of net sales was 0.9% for the third quarter of fiscal 2018 and 1.0% for the third quarter of fiscal 2017. The decrease as a percent of net sales primarily reflected the impact of tax settlements and expense leverage resulting from the positive comparable sales environment.
Provision for Income Taxes. Our combined effective income tax rate was 21.4% for the third quarter of fiscal 2018 compared to 36.9% for the third quarter of fiscal 2017. The decrease in the provision for income taxes in the third quarter of fiscal 2018 primarily reflected the enactment of the Tax Act and adjustments to the provisional tax charge recorded in the fourth quarter of fiscal 2017. See Note 3 to our consolidated financial statements for further discussion.
Diluted Earnings per Share. Diluted earnings per share were $2.51 for the third quarter of fiscal 2018 compared to $1.84 for the third quarter of fiscal 2017. Diluted earnings per share for the third quarter of fiscal 2018 reflected a benefit of $0.37 per diluted share resulting from enactment of the Tax Act.

Fiscal 2018 and Fiscal 2017 Nine Month Comparisons

	Nine Months Ended
	October 28, 2018		October 29, 2017
dollars in millions	$	% of Net Sales	$	% of Net Sales
Net sales	$81,712		$77,021
Gross profit	28,133	34.4%	26,263	34.1%
Operating expenses:
Selling, general and administrative	14,591	17.9	13,424	17.4
Depreciation and amortization	1,390	1.7	1,347	1.7
Total operating expenses	15,981	19.6	14,771	19.2
Operating income	12,152	14.9	11,492	14.9
Interest and other (income) expense:
Interest and investment income	(73)	(0.1)	(51)	(0.1)
Interest expense	782	1.0	788	1.0
Interest and other, net	709	0.9	737	1.0
Earnings before provision for income taxes	11,443	14.0	10,755	14.0
Provision for income taxes	2,666	3.3	3,904	5.1
Net earnings	$8,777	10.7%	$6,851	8.9%
—————
Note: Certain percentages may not sum to totals due to rounding.

	Nine Months Ended
Selected financial and sales data:	October 28, 2018	October 29, 2017	% Change
Comparable sales (% change)(1)	5.8%	6.6%	N/A
Comparable customer transactions (% change)(2)	1.0%	2.3%	N/A
Comparable average ticket (% change)(2)	4.7%	4.2%	N/A
Customer transactions (in millions)(2)	1,226.0	1,212.0	1.2%
Average ticket(2)	$65.79	$62.78	4.8%
Sales per square foot(2)	$449.94	$423.60	6.2%
Diluted earnings per share	$7.63	$5.76	32.5%
—————

(1)	The calculation for the nine months ended October 29, 2017 does not include results for Interline, which was acquired in the fiscal year ended January 31, 2016.

(2)	Does not include results for Interline.
Sales.
Net Sales. For the first nine months of fiscal 2018, net sales increased 6.1% to $81.7 billion from $77.0 billion in the comparable prior-year period. The increase in net sales for the first nine months of fiscal 2018 primarily reflected the impact of positive comparable sales driven by an increase in comparable average ticket growth and comparable customer transactions. The adoption of ASU No. 2014-09 also benefited net sales in the first nine months of fiscal 2018 by $130 million. See Note 1 to our consolidated financial statements for further discussion.
Comparable Sales. For the first nine months of fiscal 2018, total comparable sales increased 5.8%. This increase reflected a number of factors, including the execution of our strategy, broad-based growth across our stores and online, and the impact of hurricane-related sales from both the 2017 and 2018 hurricane seasons. During the first nine months of fiscal 2018, all of our departments, except for Lighting, posted positive comparable sales. Comparable sales for our Appliances, Electrical, Lumber, Tools, Plumbing, Décor and Flooring product categories were above the Company average for the first nine months of fiscal 2018. Comparable sales for Lighting were negative primarily due to LED price deflation. Our comparable store average ticket increased 4.7% for the first nine months of fiscal 2018, due in part to strong sales in big ticket purchases. Online sales represented 7.5% of net sales and grew 24.6% during the first nine months of fiscal 2018.

Gross Profit. For the first nine months of fiscal 2018, gross profit increased 7.1% to $28.1 billion from $26.3 billion in the comparable prior-year period. Gross profit margin was 34.4% for the first nine months of fiscal 2018 compared to 34.1% for the first nine months of fiscal 2017. The increase in gross profit margin for the first nine months of fiscal 2018 primarily reflected $430 million of benefit from the adoption of ASU No. 2014-09, partially offset by higher transportation and fuel costs in our supply chain.
Operating Expenses. Our operating expenses are composed of SG&A and depreciation and amortization.
Selling, General & Administrative. SG&A increased 8.7% to $14.6 billion for the first nine months of fiscal 2018, from $13.4 billion in the comparable prior-year period. As a percent of net sales, SG&A was 17.9% for the first nine months of fiscal 2018 compared to 17.4% for the first nine months of fiscal 2017. The increase in SG&A as a percent of net sales for the first nine months of fiscal 2018 reflected an increase of $430 million from the adoption of ASU No. 2014-09 and $396 million of incremental investments made in the business, partially offset by expense leverage resulting from the positive comparable sales environment and continued expense control.
Depreciation and Amortization. Depreciation and amortization was $1.4 billion for the first nine months of fiscal 2018 compared to $1.3 billion in the comparable prior-year period. As a percent of net sales, it was unchanged at 1.7% for the first nine months of both fiscal 2018 and fiscal 2017 and reflected offsetting effects of expense leverage resulting from the positive comparable sales environment, timing of asset additions, and certain investments.
Interest and Other, net. For the first nine months of fiscal 2018, interest and other, net was $709 million compared to $737 million for the first nine months of fiscal 2017. As a percent of net sales, it was 0.9% for the first nine months of fiscal 2018 compared to 1.0% for the first nine months of fiscal 2017. The decrease in interest and other, net as a percent of sales reflected expense leverage resulting from the positive comparable sales environment, the impact of tax settlements and higher interest income, partially offset by higher senior notes interest expense.
Provision for Income Taxes. Our combined effective income tax rate was 23.3% for the first nine months of fiscal 2018 compared to 36.3% for the first nine months of fiscal 2017. The decrease in the provision for income taxes in fiscal 2018 was primarily attributable to the enactment of the Tax Act and adjustments to the provisional tax charge recorded in the fourth quarter of fiscal 2017. See Note 3 to our consolidated financial statements for further discussion.
Diluted Earnings per Share. Diluted earnings per share were $7.63 for the first nine months of fiscal 2018, compared to $5.76 for the first nine months of fiscal 2017. Diluted earnings per share for the first nine months of fiscal 2018 included a benefit of $1.16 per diluted share resulting from the enactment of the Tax Act.

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
The calculation of ROIC, together with a reconciliation of NOPAT to net earnings (the most comparable GAAP measure), follows.

	Twelve Months Ended
dollars in millions	October 28, 2018	October 29, 2017
Net earnings	$10,556	$8,595
Interest and other, net	955	972
Provision for income taxes	3,830	4,852
Operating income	15,341	14,419
Income tax adjustment (1)	(4,012)	(5,234)
NOPAT	$11,329	$9,185

Average debt and equity	$26,857	$28,255

ROIC	42.2%	32.5%
—————

(1)	Income tax adjustment is defined as operating income multiplied by our effective tax rate.
Additional Information
For information on accounting pronouncements that have impacted or are expected to materially impact our consolidated financial condition, results of operations, or cash flows, see Note 1 to our consolidated financial statements.

Liquidity and Capital Resources
Cash and Cash Equivalents
At October 28, 2018, we had $1.8 billion in cash and cash equivalents, of which $1.4 billion was held by our foreign subsidiaries. We believe that our current cash position, access to the long-term debt capital markets, cash flow generated from operations, and funds available under our commercial paper programs should be sufficient not only for our operating requirements but also to enable us to complete our capital expenditure programs and fund dividend payments, share repurchases, and any required long-term debt payments through the next several fiscal years. In addition, we believe that we have the ability to obtain alternative sources of financing.
As we accelerate our investments in the business within our disciplined approach to capital allocation, we expect capital expenditures of approximately $2.5 billion in fiscal 2018.
Debt and Derivatives
We have commercial paper programs that allow for borrowings of up to $3.0 billion. All of our short-term borrowings in the first nine months of fiscal 2018 were under these commercial paper programs, and the maximum amount outstanding at any time was $2.4 billion. In connection with these programs, we have back-up credit facilities with a consortium of banks for borrowings up to $3.0 billion. Our back-up credit facilities consist of a five-year $2.0 billion credit facility scheduled to expire in December 2022 and a 364-day $1.0 billion credit facility scheduled to expire in December 2018. At October 28, 2018, we were in compliance with all of the covenants contained in the credit facilities, and none are expected to impact our liquidity or capital resources. At October 28, 2018, there were $1.4 billion of borrowings outstanding under the commercial paper programs. We also issue senior notes from time to time.
We use derivative financial instruments in the management of our exposure to fluctuations in foreign currency exchange rates and interest rates on certain long-term debt. See Note 5 to our consolidated financial statements for further discussion.
Share Repurchases
In December 2017, our Board of Directors authorized a new $15.0 billion share repurchase program that replaced the previous authorization. In the first nine months of fiscal 2018, we repurchased 28.5 million shares of our common stock for $5.5 billion through two ASR agreements and open market transactions. See Note 4 to our consolidated financial statements for further discussion on the ASR agreements.
Cash Flows Summary
Operating Activities. Cash flow generated from operations provides us with a significant source of liquidity. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for products and services, employee compensation, operations, and occupancy costs.
Net cash provided by operating activities increased $295 million in the first nine months of fiscal 2018 compared to the same period last year and was primarily driven by an increase in net earnings, largely offset by net cash outflows associated with changes in working capital. The increase in net earnings during the first nine months of fiscal 2018 was due to a lower effective income tax rate in fiscal 2018 resulting from the enactment of the Tax Act, higher comparable sales, and expense leverage in the first nine months of fiscal 2018.
Cash provided by or used in operating activities is also subject to changes in working capital. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
Investing Activities. Cash used in investing activities primarily reflected capital expenditures for investments in our business of $1.7 billion during the first nine months of fiscal 2018 compared to $1.4 billion of capital expenditures and $260 million for a business acquisition in the comparable prior-year period.
Financing Activities. Cash used in financing activities primarily reflected:

•	$5.5 billion of share repurchases, $3.5 billion of cash dividends paid, and $1.2 billion of repayments of long-term debt in the first nine months of fiscal 2018, and

•	$6.1 billion of share repurchases and $3.2 billion of cash dividends paid in the first nine months of fiscal 2017, partially offset by $3.0 billion of net proceeds from long-term borrowings.

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
Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) and concluded that our disclosure controls and procedures were effective as of October 28, 2018. There has been no change in our internal control over financial reporting during the fiscal quarter ended October 28, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Issuer Purchases of Equity Securities
Since the inception of our initial share repurchase program in fiscal 2002 through the end of the third quarter of fiscal 2018, we have repurchased shares of our common stock having a value of approximately $80.6 billion. The number and average price of shares purchased in each fiscal month of the third quarter of fiscal 2018 follow.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
July 30, 2018 - August 26, 2018	2,725,420	$197.31	2,720,890	$9,611,421,264
August 27, 2018 - September 23, 2018	4,212,762	206.95	4,196,611	8,743,002,317
September 24, 2018 - October 28, 2018	6,704,638	193.64	6,703,065	7,445,002,638
Total	13,642,820	198.48	13,620,566
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

Sales of Unregistered Securities
During the third quarter of fiscal 2018, we issued 692 deferred stock units under the Home Depot, Inc. Nonemployee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of the SEC’s Regulation D thereunder. The deferred stock units were credited to the accounts of those non-employee directors who elected to receive all or a portion of board retainers in the form of deferred stock units instead of cash during the third quarter of fiscal 2018. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.
During the third quarter of fiscal 2018, we credited 1,013 deferred stock units to participant accounts under the Restoration Plan pursuant to an exemption from the registration requirements of the Securities Act for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.

Item 6.	Exhibits.
Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the references in brackets. All other exhibits are filed or furnished herewith.

Exhibit		Description
3.1	*	Amended and Restated Certificate of Incorporation of The Home Depot, Inc.
[Form 10-Q filed on September 1, 2011, Exhibit 3.1]
3.2	*	By-Laws of The Home Depot, Inc. (Amended and Restated Effective March 3, 2016)
[Form 8-K filed on March 8, 2016, Exhibit 3.2]
15.1		Acknowledgement of Independent Registered Public Accounting Firm
31.1		Certification of the Chief Executive Officer and President pursuant to Rule 13a-14(a)
31.2		Certification of the Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a)
32.1		Certification of Chief Executive Officer and President furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer and Executive Vice President – Corporate Services furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HOME DEPOT, INC. (Registrant)

By:	/s/ CRAIG A. MENEAR
Craig A. Menear, Chairman, Chief Executive Officer and President

/s/ CAROL B. TOMÉ
Carol B. Tomé, Chief Financial Officer, and Executive Vice President – Corporate Services

Date:	November 19, 2018