Form 10-K
period 2019-02-03
HOME DEPOT INC
filed 2019-03-28
CIK 354950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 1-8207
THE HOME DEPOT, INC.
(Exact name of registrant as specified in its charter)

Delaware State or other jurisdiction of incorporation or organization	95-3261426 (I.R.S. Employer Identification No.)
2455 Paces Ferry Road, Atlanta, Georgia 30339 (Address of principal executive offices) (Zip Code)	Registrant’s telephone number, including area code: (770) 433-8211

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.05 Par Value Per Share	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Emerging growth company ☐
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting common stock held by non-affiliates of the registrant on July 29, 2018 was $225.3 billion.
The number of shares outstanding of the registrant’s common stock as of March 8, 2019 was 1,103,903,507 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2019 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K to the extent described herein.

i

COMMONLY USED OR DEFINED TERMS

Term	Definition
ASR	Accelerated share repurchase
ASU	Accounting Standards Update
BODFS	Buy Online, Deliver From Store
BOPIS	Buy Online, Pick-up In Store
BORIS	Buy Online, Return In Store
BOSS	Buy Online, Ship to Store
CDP	The not-for-profit organization formerly known as the Carbon Disclosure Project
CFL	Compact fluorescent light
Comparable sales	As defined in the Results of Operations - Sales section of MD&A
DIFM	Do-It-For-Me
DIY	Do-It-Yourself
EH&S	Environmental, Health, and Safety
EPA	U.S. Environmental Protection Agency
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
fiscal 2013	Fiscal year ended February 2, 2014 (includes 52 weeks)
fiscal 2014	Fiscal year ended February 1, 2015 (includes 52 weeks)
fiscal 2015	Fiscal year ended January 31, 2016 (includes 52 weeks)
fiscal 2016	Fiscal year ended January 29, 2017 (includes 52 weeks)
fiscal 2017	Fiscal year ended January 28, 2018 (includes 52 weeks)
fiscal 2018	Fiscal year ended February 3, 2019 (includes 53 weeks)
fiscal 2019	Fiscal year ended February 2, 2020 (includes 52 weeks)
FSC	Forest Stewardship Council
GAAP	U.S. generally accepted accounting principles
GRI	Global Reporting Initiative
Interline	Interline Brands, Inc.
IRS	Internal Revenue Service
LIBOR	London interbank offered rate
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MRO	Maintenance, repair, and operations
NOPAT	Net operating profit after tax
NYSE	New York Stock Exchange
PLCC	Private label credit card
Pro	Professional customer
Restoration Plan	Home Depot FutureBuilder Restoration Plan
ROIC	Return on invested capital
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SG&A	Selling, general, and administrative
Tax Act	Tax Cuts and Jobs Act of 2017

ii

CAUTIONARY STATEMENT PURSUANT TO THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain statements contained herein, as well as in other filings we make with the SEC and other written and oral information we release, regarding our future performance constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may relate to, among other things, the demand for our products and services; net sales growth; comparable sales; effects of competition; implementation of store, interconnected retail, supply chain and technology initiatives; inventory and in-stock positions; state of the economy; state of the housing and home improvement markets; state of the credit markets, including mortgages, home equity loans, and consumer credit; issues related to the payment methods we accept; demand for credit offerings; management of relationships with our associates, suppliers and vendors; continuation of share repurchase programs; net earnings performance; earnings per share; dividend targets; capital allocation and expenditures; liquidity; return on invested capital; expense leverage; stock-based compensation expense; commodity price inflation and deflation; the ability to issue debt on terms and at rates acceptable to us; the impact and expected outcome of investigations, inquiries, claims, and litigation; the effect of accounting charges; the effect of adopting certain accounting standards; the impact of the Tax Act and other regulatory changes; store openings and closures; financial outlook; and the integration of acquired companies into our organization and the ability to recognize the anticipated synergies and benefits of those acquisitions.
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

iii

PART I
Item 1. Business.
Introduction
The Home Depot, Inc. is the world’s largest home improvement retailer based on net sales for fiscal 2018. We offer our customers a wide assortment of building materials, home improvement products, lawn and garden products, and décor products and provide a number of services, including home improvement installation services and tool and equipment rental. As of the end of fiscal 2018, we had 2,287 The Home Depot stores located throughout the U.S. (including the Commonwealth of Puerto Rico and the territories of the U.S. Virgin Islands and Guam), Canada, and Mexico. The Home Depot stores average approximately 104,000 square feet of enclosed space, with approximately 24,000 additional square feet of outside garden area. We also maintain a network of distribution and fulfillment centers, as well as a number of e-commerce websites. When we refer to "The Home Depot," the "Company," "we," "us" or "our" in this report, we are referring to The Home Depot, Inc. and its consolidated subsidiaries.
The Home Depot, Inc. is a Delaware corporation that was incorporated in 1978. Our Store Support Center (corporate office) is located at 2455 Paces Ferry Road, Atlanta, Georgia 30339. Our telephone number at that address is (770) 433-8211.
Our Business
Our Strategy
Our two primary objectives are growing market share with our customers and delivering shareholder value. We have historically been guided by three principles to drive growth: delivering an exceptional customer experience, leading in product authority, and maintaining a disciplined approach to capital allocation. These principles reflect how we fundamentally run our business. As the retail landscape continues to evolve, we must become more agile in responding to the changing competitive environment and customer preferences. Our customers expect to be able to buy how, when and where they want. We believe that providing a seamless and frictionless shopping experience across multiple channels, featuring curated and innovative product choices, personalized for the individual shopper’s need, which are then delivered in a fast and cost-efficient manner, is a key enabler for our future success. This is what we call the One Home Depot experience. In late 2017, we announced that we would be investing approximately $11 billion over a multi-year period in our stores, associates, digital experience and supply chain to drive value for our customers, our associates, our suppliers and our shareholders. To accomplish this, we are executing against five key strategies designed to drive growth in our business:

•	Connect associates to customer needs

•	Interconnected experience: stores to online, and online to stores

•	Connect products and services to customer needs

•	Connect product to shelf, site and customer

•	Innovate our business model and value chain
Taken together, these strategies are helping us to create the One Home Depot experience that our customers demand. Below are some of the ways we have been investing in that experience during fiscal 2018.
Connect Associates to Customer Needs
We serve two primary customer groups and have different approaches to meeting their needs:

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

•
Professional Customers (or “Pros”). These customers are primarily professional renovators/remodelers, general contractors, handymen, property managers, building service contractors and specialty tradesmen, such as electricians, plumbers and painters. These customers build, renovate, remodel, repair and maintain residential properties, multifamily properties, hospitality properties and commercial facilities, including education facilities, healthcare facilities, government buildings and office buildings. We recognize the great value our Pro customers provide to their clients, and we strive to make the Pros' job easier and help them grow their business. We believe that investments aimed at deepening our relationships with our Pro customers are yielding increased engagement and will continue to translate into incremental spend. As part of our continued commitment to invest in Pro customer relationships and the significant market opportunity these customers represent, we have created an enhanced Pro customer experience, both online and in-store.
At the end of 2018, we announced a new consolidated, go-to-market strategy for all of our Pro initiatives, including our MRO business (formerly known as Interline), under “The Home Depot Pro” banner. With The Home Depot Pro, Pros have access to a comprehensive offering that includes a combination of our vast store network, a best-in-class dedicated sales force, quality and affordable products from trusted brands, an extensive delivery network and online business solutions. We provide specialized programs such as an expanded MRO assortment, inventory management solutions, custom product offerings, in-store Pro desk and Pro services, and enhanced credit programs. We also provide and are continuously working to improve our delivery options for Pros, including pick up in-store, direct to job site delivery or ship-to home, to allow us to deliver when, where and how our customers demand. Online, our Pros receive a personalized experience based on their business, their needs, their industry and their purchasing behavior.
Pro customers are not one-size-fits-all, and The Home Depot Pro offers the level of value-added services that our diverse Pro customers demand. Our Pro loyalty program, Pro Xtra, provides Pros with benefits related to useful business services, exclusive product offers and a purchase monitoring tool to enable receipt lookup and job tracking of purchases across all forms of payment. We will continue to invest in the Pro customer experience to provide the services, solutions, support, and online tools they need to grow their businesses.
Intersecting our DIY customers and our Pros are our DIFM customers. These customers are typically home owners who engage with Pros to complete their project or installation, instead of completing the project or installation themselves. DIFM customers can purchase a variety of installation services in our stores, online or in their homes through in-home consultations. Our installation programs include many categories, such as flooring, cabinets and cabinet makeovers, countertops, furnaces and central air systems, and windows. We believe that changing demographics are increasing the demand for our installation services, particularly for our "baby boomer" customers who may have historically been DIY customers but who are now looking for someone to complete a project for them. We also believe our focus on serving the Pros who perform services for our DIFM customers will help us drive higher product sales.
We help our customers finance their projects by offering PLCC products through third-party credit providers. Our PLCC program includes other benefits, such as a 365-day return policy and, for our Pros, commercial fuel rewards and extended payment terms. In fiscal 2018, our customers opened approximately 4.8 million new The Home Depot private label credit accounts, and at the end of fiscal 2018 the total number of The Home Depot active account holders was approximately 16 million. PLCC sales accounted for approximately 23% of net sales in fiscal 2018.
We strive to provide an outstanding customer experience by putting customers first and taking care of our associates. Our customer experience begins with excellent customer service, and our associates are key to delivering on that experience. Our goal is to remove complexity and inefficient processes from the stores to allow our associates to focus on our customers. To this end, in fiscal 2018 we continued to invest in freight handling capabilities as part of an end-to-end initiative to optimize how product flows from suppliers to our shelves. Among other benefits, this initiative improves our on-shelf availability while decreasing the amount of time a store associate spends locating product on the receiving dock or in overhead storage. We deployed our new overhead management application on our FIRST phones, our web-enabled handheld devices, in fiscal 2018, which helps associates locate product stored in overhead storage quickly and accurately, saving time, improving the customer experience, and assisting with inventory management. In addition, we launched a new order management system called “Order Up” to consolidate certain of our existing legacy systems into a simple and intuitive user interface that requires minimal training and significantly decreases associate time required to create, sell, manage and edit orders. These efforts allow our associates to devote more time to the customer and make working at The Home Depot a better experience.
During fiscal 2018, we also enhanced our labor model to better align associate activity with customer needs, shifting from a model based on the number of transactions to one that correlates to the specific volume of activity within each store down to the department level. This change, which is now live in all stores, allows us to better allocate our workforce to provide a best-in-class customer experience.
At the end of fiscal 2018, we employed approximately 413,000 associates, of whom approximately 29,000 were salaried, with the remainder compensated on an hourly or temporary basis. To attract, reward, and retain qualified personnel, we seek to maintain competitive salary and wage levels in each market we serve. We also have a number of programs to recognize stores and individual associates for exceptional customer service. In fiscal 2018, as part of our strategic investments, we made a number of investments in our associates, including changes to our benefits programs to eliminate a waiting period for new hires and an enhanced paid maternity and parental leave program. We measure associate satisfaction regularly, and we believe that our employee relations are very good.
Interconnected Experience: Stores to Online, and Online to Stores
Our customers are shopping and interacting with us differently today than they did several years ago. As a result, we have taken a number of steps to provide our customers with a seamless and frictionless interconnected shopping experience across our stores, online, on the job site, and in their homes.
We do not view the customer experience as a specific transaction; rather, we believe it encompasses an entire process from inspiration and know-how, to purchase and fulfillment and to post-purchase care and support. From the inspirational point of the purchase journey to providing product know-how, we are investing in the infrastructure and processes needed to deliver the most relevant marketing messages to our customers based upon what is important for them today. This means adjusting messages so that they are personalized to the customer, such as showing product that completes their project based upon what was recently purchased, or highlighting products and services that are most relevant based upon changing weather conditions. Customers desire more personalized messaging, so we are focusing on connecting marketing activities with the online and in-store experiences to create a seamless series of contacts across all channels. Doing this well provides tremendous value to the customer, which in turn drives business results.
Our stores are the hub of our business, and we are investing to improve the customer shopping experience through easier navigation and increasing the convenience and speed of checkout. For several years, our associates have used our FIRST phones to help expedite the online order checkout process, locate products in the aisles and online, and check inventory on hand. In fiscal 2018, we empowered our customers with additional self-help tools. As part of our strategic investments, we have made progress with the implementation of our wayfinding sign and store refresh package, with almost 1,300 of our U.S. stores completed by the end of fiscal 2018, ahead of our original plan. This package includes new, more intuitive signage, better lighting, and basic store enhancements. We also continued the roll out of our re-designed front end area, including optimized layouts in all checkout areas and expanded and enhanced self-checkout options, as well as the addition of self-service lockers at the front entrance to offer convenient pick up of online orders.
We continue to make investments in our website and mobile apps. Enhancements to these digital properties are critical for our increasingly interconnected customers who research products online and then go into one of our stores to view the products in person or talk to an associate before making their purchase. We also continued to invest in a better digital navigation experience through store-specific maps, which allow customers to pinpoint the exact location of an item on their mobile devices. While in the store, customers may also go online to access ratings and reviews, compare prices, view our extended assortment and purchase products. During fiscal 2018, we continued to improve our e-commerce platform with a goal of driving a more personalized customer experience, as discussed above. To create an enhanced customer experience, we have been expanding our use of technology, including machine learning and data sciences. In fiscal 2018, we continued to enhance our search and mobile functionality, our checkout speed, and our chat functionality with our online contact centers.
We believe that by connecting our stores to online and online to our stores, we drive sales not just in-store but also online. In fiscal 2018, we saw increased traffic to our online properties and improved online sales conversion rates. Sales from our online channels increased over 26% during fiscal 2018. We will continue to leverage our physical and digital assets in a seamless and frictionless way to enhance the end-to-end customer experience.
Connect Products and Services to Customer Needs
We strive to be the number one retailer in product authority in home improvement by delivering product innovation, assortment and value and by offering a range of home improvement services. In fiscal 2018, we continued to introduce a wide range of innovative new products to our DIY and Pro customers, while remaining focused on offering everyday values in our stores and online.
To enhance our merchandising capabilities, we continued to make improvements to our information technology tools in fiscal 2018 to build an interconnected shopping experience that is tailored to our customers’ persona, shopping context, and location; to ensure we have the best value in the market; and to optimize our product assortments.

A typical The Home Depot store stocks approximately 30,000 to 40,000 items during the year, including both national brand name and proprietary products. Our online product offerings complement our stores by serving as an extended aisle, and we offer a significantly broader product assortment through our websites, including homedepot.com, blinds.com, and thecompanystore.com, an online retailer of textiles and décor products that we acquired in late fiscal 2017 to expand our offering of online décor categories. We also routinely use our merchandising tools to refine our online assortment to balance the extended choice with a more curated offering.
In fiscal 2018, we introduced a number of innovative and distinctive products to our customers at attractive values. Examples of these new products include the Halo Color Selectable LED Downlight Retrofits, Behr Quick Dry Oil-Based Wood Finish, EGO® 56V Carbon Fiber PowerLoad Technology™ Trimmer, Andersen® LuminAire™ Retractable Screen, and Loctite® PL® Premium Max Construction Adhesive.
During fiscal 2018, we continued to offer value to our customers through a wide range of our proprietary and exclusive brands. Highlights of these offerings include Husky® hand tools, tool storage and work benches, water resistant gloves, dual beam flashlights, diamond tip screwdrivers, and 15-in-1 screwdriver/nut drivers; Everbilt® products, including hardware fasteners, plumbing parts, pumps and garbage disposals; Hampton Bay® lighting, ceiling fans and kitchen cabinets; Glacier Bay® bath fixtures and toilets; LifeProof® flooring including carpet, carpet with PetProof® technology, rigid core vinyl plank flooring, and new slip resistant tiles; EcoSmart® lighting, featuring all-glass LED light bulbs; Vigoro® lawn care products; Stanley® hand tools; Troy-Bilt® outdoor snow throwers; and RIDGID® and Ryobi® power tools, featuring Ryobi® 40V cordless push mowers. We will continue to assess our merchandising departments and product lines for opportunities to expand the assortment of products offered within The Home Depot’s portfolio of proprietary and exclusive brands.
We also offer a number of services for our customers. As noted above, we provide a number of special programs for our Pro customers to meet their particular needs, and for our DIY and DIFM customers, we provide a number of installation services. We also provide tool and equipment rentals at over 1,200 locations across the U.S. and Canada, providing value and convenience for both our Pro and DIY customers.
Connect Product to Shelf, Site and Customer
We continue to drive productivity and efficiency by building best-in-class competitive advantages in our information technology and supply chain. These efforts are designed to ensure product availability for our customers while managing our costs, which results in higher returns for our shareholders. We recognize that our customers’ expectations are changing rapidly and that our supply chain needs to be responsive to their expectations for how, when and where they choose to receive our products and services. We will continue to improve productivity and connectivity across our supply chain platforms to achieve the fastest, most efficient delivery capabilities in home improvement. We refer to this process, which encompasses a multi-year effort, as One Home Depot Supply Chain. During fiscal 2018, we continued to build the foundation to meet this goal.
We centrally forecast and replenish over 98% of our store products through sophisticated inventory management systems and utilize a network of over 200 distribution centers to serve both our stores' and customers' needs. This network includes multiple distribution center platforms in the U.S., Canada, and Mexico tailored to meet the needs of our stores and customers based on the types of products, location, transportation, and delivery requirements. These platforms primarily include rapid deployment centers, stocking distribution centers, bulk distribution centers, and direct fulfillment centers. As part of our investment in One Home Depot Supply Chain, we will add a number of different fulfillment facilities designed to help us meet our goal of reaching 90% of the U.S. population with same or next day delivery for an extended home improvement product offering, including big and bulky goods. These facilities include more direct fulfillment centers and market delivery operations, or MDOs, which function as local hubs to consolidate freight for dispatch to customers for the final mile of delivery. In fiscal 2018, we began piloting these facilities.
In addition to our distribution centers, we leverage our almost 2,000 U.S. stores as a network of convenient customer pick-up, return and delivery fulfillment locations. For customers who shop online and wish to pick-up or return merchandise at, or have merchandise delivered from, our U.S. stores, we have fully implemented our four interconnected retail programs, BOSS, BOPIS, BODFS, and BORIS, which we believe provide us with a competitive advantage. For example, as of the end of fiscal 2018, almost 50% of our U.S. online orders were picked up in the store. We also continue to focus on developing new capabilities to improve both the efficiency and customer experience in our store delivery program. For example, as of the end of fiscal 2018, we have rolled out van and car delivery to over 70% and 40% of the U.S. population, respectively, which provides our customers with a fast and affordable service for smaller deliveries.

A key component of our strategy is enabled through our technology portfolio, which consists of a network of systems that help us centrally manage customer orders and optimize where, when and how we fulfill them in order to maximize speed, efficiency, and the customer’s experience. During fiscal 2018, we continued to improve our customer order management platform, or COM, and our delivery management system, which substantially improves our ability to sell and execute deliveries from our stores.
Innovate Our Business Model and Value Chain
In the changing retail environment, we must increase our investments to enhance the interconnected customer experience and position our Company for the future. Our customers view us as One Home Depot and expect us to function in an interconnected, seamless manner. To fully realize the One Home Depot experience, we will continue to connect the various aspects of our business and leverage our scale. We will also invest in our physical locations, our digital properties, our associates, products and innovation, our Pro and DIY customers, our services business, and our supply chain. Underlying all of these investments is our continued investment in information technology, which provides the backbone of the One Home Depot experience.
We continue to focus on driving productivity throughout the business. This process includes lowering our costs and reinvesting in the business to drive higher sales, creating what we refer to as a virtuous cycle. Through technology development, we drive productivity and speed. By focusing on the elimination of waste across the value chain, improved processes, and simplified systems, we support a cycle of productivity. This virtuous cycle has allowed us to improve the customer experience, increase our competitiveness in the market, increase sales, and deliver on shareholder value.
Our strategy to create the One Home Depot experience is driven by our desire to create value for all stakeholders, including our customers, our associates, our supplier partners, the communities we serve, and our shareholders. We are accelerating our investments in the business within our disciplined approach to capital allocation. Our first use of cash has been and will continue to be investing in our business, with use of the remainder guided by our shareholder return principles:

•	Dividend Principle. We target a dividend payout of approximately 55% of prior year earnings per share, with the goal of increasing our dividend every year.

•
Return on Invested Capital Principle. Our goal is to maintain a high return on invested capital, benchmarking all uses of excess liquidity against the value created for our shareholders through share repurchases.

•	Share Repurchase Principle. After meeting the needs of the business, we use excess cash to repurchase shares as long as it is value creating.
In fiscal 2018, we drove higher returns on invested capital, which allowed us to return value to shareholders through $10.0 billion in share repurchases and $4.7 billion in cash dividends, as discussed in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations."
Competition
Our industry is highly competitive and evolving. As a result, we face competition for our products and services from a variety of retailers, suppliers, and service providers, ranging from traditional brick-and-mortar, to multichannel, to exclusively online. In each of the markets we serve, there are a number of other home improvement retailers; electrical, plumbing and building materials supply houses; and lumber yards. With respect to some products and services, we also compete with specialty design stores, showrooms, discount stores, local, regional and national hardware stores, paint stores, mail order firms, warehouse clubs, independent building supply stores, MRO companies, home décor retailers, and other retailers, as well as with providers of home improvement services and tool and equipment rental.
We compete, both in-store and online, primarily based on customer experience, price, quality, availability, product assortment, and delivery options. With respect to our stores, we also compete based on store location and appearance as well as presentation of merchandise. Our customers routinely use a variety of electronic devices and platforms to shop online, read product reviews, and compare prices, products, and delivery options, regardless of where or how they shop. Further, online and multichannel retailers are increasingly focusing on delivery services, with customers seeking faster, guaranteed delivery times and low-price or free shipping. Our ability to be competitive on delivery times and delivery costs depends on many factors, including the success of our investments in One Home Depot Supply Chain.

Sustainability Efforts
The Home Depot is committed to sustainable business practices – from the products that we offer to our customers, to the environmental impact of our operations, to our sourcing activities, to our involvement within the communities in which we do business. We believe these efforts continue to be successful in creating value for our customers, shareholders, and communities.
Environmentally Preferred Products and Programs. We offer a growing selection of environmentally preferred products, which supports sustainability and helps our customers save energy, water and money. Through our Eco Options® Program introduced in 2007, we have helped our customers more easily identify products that meet specifications for energy efficiency, water conservation, healthy home, clean air and sustainable forestry. As of the end of fiscal 2018, our Eco Options® Program included over 20,000 products. Through this program, we sell ENERGY STAR® certified appliances, LED light bulbs, tankless water heaters, and other products that enable our customers to save on their utility bills. We estimate that in fiscal 2018 we helped customers save over $1.2 billion in electricity costs through sales of energy-saving products. We also estimate our customers saved over 59 billion gallons of water resulting in over $655 million in water bill savings in fiscal 2018 through the sales of our WaterSense®-labeled bath faucets, showerheads, aerators, toilets, and irrigation controllers.
In 2017, we announced customer energy, greenhouse gas emissions, and water goals, anchored by our sale of ENERGY STAR® and WaterSense® products. We are committed to providing innovative products that, through proper use, will help to reduce North American customers’ electricity costs by more than $2.8 billion; greenhouse gas emissions by 20 million metric tons; and water consumption by 250 billion gallons by 2020. We also updated our wood purchasing policy to require FSC certification for wood products from the Amazon basin, Congo basin, Papua New Guinea, and the Solomon Islands. Our 2018 Responsibility Report, available on our website at https://corporate.homedepot.com/responsibility, describes many of our other environmentally preferred products that promote energy efficiency, water conservation, clean air, and a healthy home.
We continue to offer store recycling programs in the U.S., such as an in-store CFL bulb recycling program launched in 2008. This service is offered to customers free of charge and is available in all U.S. stores. We also maintain an in-store rechargeable battery recycling program. Launched in 2001 and currently done in partnership with Call2Recycle, this program is also available to customers free of charge in all U.S. stores. Through our recycling programs, in fiscal 2018 we helped recycle over 888,000 pounds of CFL bulbs and over 1 million pounds of rechargeable batteries. Since program inception, we have helped recycle 10 million pounds of rechargeable batteries. In fiscal 2018, we also recycled over 230,000 lead acid batteries collected from our customers under our lead acid battery exchange program, as well as over 247,000 tons of cardboard through a nationwide cardboard recycling program across our U.S. operations. We believe our environmentally-preferred product selection and our recycling efforts drive sales, which in turn benefits our shareholders, in addition to our customers, the communities in which we work and live, and the environment.
Commitment to Sustainability and Environmentally Responsible Operations. The Home Depot also focuses on sustainable operations and is committed to conducting business in an environmentally responsible manner. This commitment impacts all areas of our operations, including energy usage, supply chain and packaging, and store construction and maintenance. In 2015, we announced two major sustainability commitments for 2020. Our first goal is to reduce our U.S. stores’ energy use by 20% over 2010 levels, and our second goal is to produce and procure, on an annual basis, 135 megawatts of energy for our stores through renewable or alternate energy sources, such as wind, solar and fuel cell technology. As of the end of fiscal 2018, we have 45 stores with solar rooftop power and over 202 fuel cell systems that are either operational or in development, which puts us on track to exceed both of our goals before the end of 2020. In 2018, we set a Science Based Target goal in connection with our annual CDP reporting (discussed below) with commitments to a 2.1% annual reduction in carbon emissions. Our goal is to achieve a 39.9% reduction by 2030 and a 50.4% reduction by 2035. We are committed to implementing strict operational standards that establish energy efficient operations in all of our U.S. facilities and continuing to invest in renewable and alternative energy. Additionally, we implemented a rainwater reclamation project in our stores in 2010. As of the end of fiscal 2018, 148 of our stores used reclamation tanks to collect rainwater and condensation from HVAC units and garden center roofs, which is in turn used to water plants in our outside garden centers. Our 2018 Responsibility Report, which uses the Global Reporting Initiative, or GRI, framework for sustainability reporting, provides more information on sustainability efforts in other aspects of our operations.
Awards and Recognition. Our commitment to corporate sustainability has resulted in a number of environmental awards and recognitions. From 2008 to 2017, we received 21 significant awards from three EPA programs. Multiple times over these years, the ENERGY STAR® division named us "Retail Partner of the Year – Sustained Excellence"

for our overall excellence in energy efficiency, and we received the WaterSense® Sustained Excellence Award for our overall excellence in water efficiency. We have also received the EPA’s "SmartWay Excellence Award," which recognizes The Home Depot as an industry leader in freight supply chain environmental performance and energy efficiency.
We participate in the CDP reporting process. CDP is an independent, international, not-for-profit organization providing a global system for companies and cities to measure, disclose, manage and share environmental information. In January 2019, we received a score of A from CDP, reflecting a high level of action on climate change mitigation, adaptation and transparency. We also were named an industry leader by CDP.
Sourcing and Quality Assurance
We maintain a global sourcing program to obtain high-quality and innovative products directly from manufacturers around the world. During fiscal 2018, in addition to our U.S. sourcing operations, we maintained sourcing offices in Mexico, Canada, China, India, Southeast Asia and Europe. Our suppliers are contractually obligated to ensure that their products comply with applicable international, federal, state and local laws. All of our vendors and service providers must comply with our responsible sourcing standards, which cover a variety of expectations across multiple areas of social compliance, including supply chain transparency, sources of supply, and child and forced labor. In addition, we have both quality assurance and engineering resources dedicated to establishing criteria and overseeing compliance with safety, quality and performance standards for our proprietary branded products. We also have a global responsible sourcing program designed to ensure that suppliers adhere to high standards of social and environmental responsibility. Our 2018 Responsible Sourcing Report, available on our website at https://corporate.homedepot.com/responsibility/sourcing-responsibility, provides more information about this program.
Safety
We are strongly committed to maintaining a safe shopping and working environment for our customers and associates. Our EH&S function is dedicated to ensuring the health and safety of our customers and associates, with trained associates who evaluate, develop, implement and enforce policies, processes and programs on a Company-wide basis. Our EH&S policies are woven into our everyday operations and are part of The Home Depot culture. Some common program elements include: daily store inspection checklists (by department); routine follow-up audits from our store-based safety team members and regional, district and store operations field teams; equipment enhancements and preventative maintenance programs to promote physical safety; departmental merchandising safety standards; training and education programs for all associates, with varying degrees of training provided based on an associate’s role and responsibilities; and awareness, communication and recognition programs designed to drive operational awareness and an understanding of EH&S issues.
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
Item 1A. Risk Factors.
Our business, results of operations, and financial condition are subject to numerous risks and uncertainties. In connection with any investment decision with respect to our securities, you should carefully consider the following risk factors, as well as the other information contained in this report and our other filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. Should any of these risks materialize, our business, results of operations, financial condition and future prospects could be negatively impacted, which in turn could affect the trading value of our securities. You should read these Risk Factors in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and our consolidated financial statements and related notes in Item 8.
Strong competition could adversely affect prices and demand for our products and services and could decrease our market share.
Our industry is highly competitive and evolving. As a result, we face competition for our products and services from a variety of retailers, suppliers, and service providers, ranging from traditional brick-and-mortar, to multichannel, to exclusively online. The internet facilitates competitive entry, price transparency, and comparison shopping, increasing the level of competition we face. In each of the markets we serve, there are a number of other home improvement retailers; electrical, plumbing and building materials supply houses; and lumber yards. With respect to some products and services, we also compete with specialty design stores, showrooms, discount stores, local, regional and national hardware stores, paint stores, mail order firms, warehouse clubs, independent building supply stores, MRO companies, home décor retailers, and other retailers, as well as with providers of home improvement services and tool and equipment rental.
We compete, both in-store and online, primarily based on customer experience, price, quality, availability, product assortment, and delivery options. With respect to our stores, we also compete based on store location and appearance as well as presentation of merchandise. Our customers routinely use a variety of electronic devices and platforms to shop online, read product reviews, and compare prices, products, and delivery options, regardless of where or how they shop. Further, online and multichannel retailers are increasingly focusing on delivery services, with customers seeking faster, guaranteed delivery times and low-price or free shipping. Our ability to be competitive on delivery times and delivery costs depends on many factors, including the success of our investments in One Home Depot Supply Chain, and our failure to successfully manage these factors and offer competitive delivery options could negatively impact the demand for our products and our profit margins.
We use our marketing, advertising and promotional programs to drive customer traffic and compete more effectively, and we must regularly assess and adjust our efforts to address changes in the competitive landscape. Intense competitive pressures from one or more of our competitors, such as through aggressive promotional pricing or liquidation events, or our inability to adapt effectively and quickly to a changing competitive landscape, could adversely affect our prices, our margins, or demand for our products and services. If we are unable to timely and appropriately respond to these competitive pressures, including through the delivery of a superior customer experience or maintenance of effective marketing, advertising or promotional programs, our market share and our financial performance could be adversely affected.
We may not timely identify or effectively respond to consumer needs, expectations or trends, which could adversely affect our relationship with customers, our reputation, the demand for our products and services, and our market share.
The success of our business depends in part on our ability to identify and respond promptly to evolving trends in demographics; consumer preferences, expectations and needs; and unexpected weather conditions or natural disasters, while also managing appropriate inventory levels in our stores and distribution or fulfillment centers and maintaining an excellent customer experience. It is difficult to successfully predict the products and services our customers will demand. In addition, each of our primary customer groups has different needs and expectations, many of which evolve as the demographics in a particular customer group change. We also need to offer more localized assortments of our merchandise to appeal to local cultural and demographic tastes within each customer group. If we do not successfully differentiate the shopping experience to meet the individual needs and expectations of – or within – a customer group, we may lose market share with respect to those customers.

Customer expectations about the methods by which they purchase and receive products or services are also becoming more demanding. As noted above, customers routinely use technology and a variety of electronic devices and platforms to rapidly compare products and prices, determine real-time product availability, and purchase products. Once products are purchased, customers are seeking alternate options for delivery of those products, and they often expect quick, timely, and low-price or free delivery. We must continually anticipate and adapt to these changes in the purchasing process. We have our BOSS, BOPIS, BODFS and direct fulfillment delivery options, but we cannot guarantee that these or future programs will be maintained and implemented successfully or that we will be able to meet customer expectations on delivery times, options and costs. Customers are also using social media to provide feedback and information about our Company and products and services in a manner that can be quickly and broadly disseminated. To the extent a customer has a negative experience and shares it over social media, it may impact our brand and reputation.
Further, we have an aging store base that requires maintenance, investment, and space reallocation initiatives to deliver the shopping experience that our customers desire. Our investments in our stores may not deliver the relevant shopping experience our customers expect. We must also maintain a safe store environment for our customers and associates, as well as to protect against loss or theft of our inventory (also called "shrink").
Failure to improve and maintain our stores, utilize our store space effectively, and offer a safe shopping environment; to provide a compelling online presence; to timely identify or respond to changing consumer preferences, expectations and home improvement needs and maintain appropriate inventory; to provide quick and low-price or free delivery alternatives; to differentiate the customer experience for our primary customer groups; and to effectively implement an increasingly localized merchandising assortment could adversely affect our relationship with customers, our reputation, the demand for our products and services, and our market share.
The implementation of our store, interconnected retail, supply chain and technology initiatives could disrupt our operations in the near term, and these initiatives might not provide the anticipated benefits or might fail.
We are substantially increasing our investments to create the One Home Depot experience, including significant investments over the next several years to build the One Home Depot Supply Chain. These initiatives are designed to streamline our operations to allow our associates to continue to provide high-quality service to our customers; simplify customer interactions; provide our customers with a more interconnected retail experience; and create the fastest, most efficient delivery network for home improvement products. Failure to choose the right investments and implement them in the right manner and at the right pace could disrupt our operations. The One Home Depot initiative will require significant investment in our operations and systems, as well as the development and execution of new processes, systems and support. If we are unable to effectively manage the volume and nature of these changes, our business operations and financial results could be materially and adversely affected. The cost and potential problems, defects of design and interruptions associated with the implementation of these initiatives, including those associated with managing third-party service providers, employing new web-based tools and services, implementing new technology, implementing and restructuring support systems and processes, and addressing impacts on inventory levels, could disrupt or reduce the efficiency of our operations in the near term, lead to product availability issues, and impact profitability. Further, accomplishing these initiatives will require a substantial investment in additional information technology personnel and other specialized personnel. We may face significant competition in the market for these resources and may not be successful in our hiring efforts. In addition, our store and interconnected retail initiatives, One Home Depot Supply Chain, and new or upgraded information technology systems might not provide the anticipated benefits, it might take longer than expected to realize the anticipated benefits, or the initiatives might fail altogether, each of which could adversely impact our competitive position and our financial condition, results of operations, or cash flows.
Our success depends upon our ability to attract, develop and retain highly qualified associates while also controlling our labor costs.
Our customers expect a high level of customer service and product knowledge from our associates. To meet the needs and expectations of our customers, we must attract, develop and retain a large number of highly qualified associates while at the same time controlling labor costs. Our ability to control labor costs is subject to numerous external factors, including prevailing wage rates and health and other insurance costs, as well as the impact of legislation or regulations governing labor relations, minimum wage, and healthcare benefits. In addition, to support our strategic initiatives, including One Home Depot Supply Chain, and the related technology investments needed to implement our strategic investments, we must attract and retain a large number of skilled professionals, including technology professionals. The market for these professionals is increasingly competitive. An inability to provide wages and/or benefits that are competitive within the markets in which we operate could adversely affect our ability to retain and attract associates. Further, changes in market compensation rates may adversely affect our labor costs. In addition, we compete with other retail businesses for many of our associates in hourly positions, and we invest significant resources in training and motivating them to maintain a high level of job satisfaction. These positions have historically had high turnover rates, which can lead to increased training and retention costs, particularly in a competitive labor market. There is no assurance that we will be able to attract or retain highly qualified associates in the future.
A failure of a key information technology system or process could adversely affect our business.
We rely extensively on information technology systems, some of which are managed or provided by third-party service providers, to analyze, process, store, manage and protect transactions and data. In managing our business, we also rely heavily on the integrity of, security of, and consistent access to, this operational and financial data for information such as sales, customer data, merchandise ordering, inventory replenishment and order fulfillment. For these information technology systems and processes to operate effectively, we or our service providers must maintain and update them. Our systems and the third-party systems with which we interact are subject to damage or interruption from a number of causes, including power outages; computer and telecommunications failures; computer viruses; security breaches; cyber-attacks, including the use of malicious codes, worms, phishing and denial of service attacks, and ransomware; catastrophic events such as fires, floods, earthquakes, tornadoes, or hurricanes; acts of war or terrorism; and design or usage errors by our associates, contractors or third-party service providers. Although we and our third-party service providers seek to maintain our respective systems effectively and to successfully address the risk of compromise of the integrity, security and consistent operations of these systems, such efforts may not be successful. As a result, we or our service providers could experience errors, interruptions, delays or cessations of service in key portions of our information technology infrastructure, which could significantly disrupt our operations and be costly, time consuming and resource-intensive to remedy.
Disruptions in our customer-facing technology systems could impair our interconnected retail strategy and give rise to negative customer experiences.
Through our information technology systems, we are able to provide an improved overall shopping and interconnected retail experience that empowers our customers to shop and interact with us from a variety of electronic devices and platforms. We use our digital platforms both as sales channels for our products and also as methods of providing inspiration, as well as product, project, and other relevant information to our customers to drive sales, regardless of whether they occur in-store or online. We have multiple online communities and knowledge centers that allow us to inform, assist and interact with our customers. The retail industry is continually evolving and expanding, and we must effectively respond to new developments and changing customer preferences with respect to an interconnected experience. We continually seek to enhance all of our online properties to provide an attractive, user-friendly interface for our customers. Disruptions, failures or other performance issues with these customer-facing technology systems could impair the benefits that they provide to our business and negatively affect our relationship with our customers.
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
Our business, like that of most retailers, involves the receipt, storage, management and transmission of customers’ personal information, preferences, and payment card information, as well as other confidential information, such as personal information about our associates and our suppliers and confidential Company information. We also work with third-party service providers and vendors that provide technology, systems and services that we use in connection with the receipt, storage and transmission of this information. Our information systems, and those of our third-party service providers and vendors, are vulnerable to an increasing threat of continually evolving data protection and cybersecurity risks. Unauthorized parties have in the past gained access, and will continue to attempt to gain access to, these systems or our information through fraud or other means of deceiving our associates, third-party service providers or vendors. Hardware, software or applications we develop or obtain from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. The methods used to obtain unauthorized access, disable or degrade service, or sabotage systems are also constantly changing and evolving and may be difficult to anticipate or detect for long periods of time. We have implemented and regularly review and update our systems, processes, and procedures to protect against unauthorized access to or use of data and to prevent data loss. However, the ever-evolving threats mean we and our third-party service providers and vendors must continually evaluate and adapt our respective systems and processes and overall security environment, as well as those of any companies we acquire. There is no guarantee that these measures will be adequate to safeguard against all data security breaches, system compromises or misuses of data. As we experienced in connection with the data breach we discovered in the third quarter of fiscal 2014, any significant compromise or breach of our data security, whether external or internal, or misuse of customer, associate, supplier or Company data, could result in significant costs, including costs to investigate and remediate, as well as lost sales, fines, lawsuits, and damage to our reputation. In addition, the regulatory environment related to data privacy and cybersecurity is constantly changing, with new and increasingly rigorous requirements applicable to our business, and the implementation of these requirements has become more complex. Maintaining our compliance with those requirements may require significant effort and cost, and failure to comply with applicable requirements could subject us to fines, sanctions, governmental investigations, or lawsuits.
We are subject to payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability, and potentially disrupt our business.
We accept payments using a variety of methods, including cash, checks, credit and debit cards, PayPal, our PLCCs, an installment loan program, trade credit, and gift cards, and we may offer new payment options over time. Acceptance of these payment options subjects us to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. These requirements may change over time or be reinterpreted, making compliance more difficult or costly. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, and other forms of electronic payment. If these companies become unable to provide these services to us, or if their systems are compromised, it could potentially disrupt our business. The payment methods that we offer also subject us to potential fraud and theft by criminals, who are becoming increasingly more sophisticated, seeking to obtain unauthorized access to or exploit weaknesses that may exist in the payment systems. If we fail to comply with applicable rules or requirements for the payment methods we accept, or if payment-related data is compromised due to a breach or misuse of data, we may be liable for costs incurred by payment card issuing banks and other third parties or subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments may be impaired. In addition, our customers could lose confidence in certain payment types, which may result in a shift to other payment types or potential changes to our payment systems that may result in higher costs. As a result, our business and operating results could be adversely affected.
Uncertainty regarding the housing market, economic conditions, political climate and other factors beyond our control could adversely affect demand for our products and services, our costs of doing business, and our financial performance.
Our financial performance depends significantly on the stability of the housing and home improvement markets, as well as general economic conditions, including changes in gross domestic product. Adverse conditions in or uncertainty about these markets, the economy or the political climate could adversely impact our customers’ confidence or financial condition, causing them to decide against purchasing home improvement products and services, causing them to delay purchasing decisions, or impacting their ability to pay for products and services. Other factors beyond our control – including unemployment and foreclosure rates; inventory loss due to theft; interest rate fluctuations; fuel and other energy costs; labor and healthcare costs; the availability of financing; the state of the credit markets, including mortgages, home equity loans and consumer credit; weather; natural disasters; acts of terrorism; and other conditions beyond our control – could further adversely affect demand for our products and services, our costs of doing business, and our financial performance.

Our business is subject to seasonal influences, and uncharacteristic or significant weather conditions, alone or together with natural disasters, could impact our operations.
Natural disasters, such as hurricanes and tropical storms, fires, floods, tornadoes, and earthquakes; unseasonable, or unexpected or extreme weather conditions; or similar disruptions and catastrophic events can affect consumer spending and confidence and consumers' disposable income, particularly with respect to home improvement or construction projects, and could have an adverse effect on our financial performance. These types of events can also adversely affect our work force and prevent associates and customers from reaching our stores and other facilities. They can also, temporarily or on a long-term basis, disrupt or disable operations of stores, support centers, and portions of our supply chain and distribution network, including causing reductions in the availability of inventory and disruption of utility services. In addition, these events may affect our information systems, resulting in disruption to various aspects of our operations, including our ability to transact with customers and fulfill orders and to communicate with our stores. Unseasonable, unexpected or extreme weather conditions such as excessive precipitation, warm temperatures during the winter season, or prolonged or extreme periods of warm or cold temperatures could render a portion of our inventory incompatible with customer needs. As a consequence of these or other catastrophic or uncharacteristic events, we may experience interruption to our operations, increased costs, or losses of property, equipment or inventory, which would adversely affect our revenue and profitability.
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
Failure to achieve and maintain a high level of product and service quality and safety could damage our image with customers, expose us to litigation, and negatively impact our sales and results of operations.
Product and service quality issues could negatively impact customer confidence in our brands and our Company. If our product and service offerings do not meet applicable safety standards or our customers’ expectations regarding safety or quality, we could experience lost sales and increased costs and be exposed to legal, financial and reputational risks, as well as governmental enforcement actions. Actual, potential or perceived product safety concerns, including health-related concerns, could expose us to litigation, as well as government enforcement actions, and result in costly product recalls and other liabilities. We seek but may not be successful in obtaining contractual indemnification and insurance coverage from our vendors. If we do not have adequate contractual indemnification or insurance available, such claims could have an adverse effect on our business, financial condition and results of operations. Even with adequate insurance and indemnification, our reputation as a provider of high quality products and services, including both national brand names and our proprietary products, could suffer, damaging our reputation and impacting customer loyalty. In addition, we and our customers have expectations around responsible sourcing. All of our vendors and service providers must comply with our responsible sourcing standards, which cover a variety of expectations across multiple areas of social compliance, including supply chain transparency, sources of supply, and child and forced labor. We have a responsible sourcing audit process, but we are also dependent on our vendors and service providers to ensure that the products and services we provide comply with our standards.

Our proprietary products subject us to certain increased risks, including regulatory, product liability, supplier relations, and reputational risks.
As we expand our proprietary product offerings, in addition to other product-related risks discussed herein, we may become subject to increased risks due to our greater role in the design, manufacture, marketing and sale of those products. The risks include greater responsibility to administer and comply with applicable regulatory requirements, increased potential product liability and product recall exposure, and increased potential reputational risks related to the responsible sourcing of those products. To effectively execute on our product differentiation strategy, we must also be able to successfully protect our proprietary rights and successfully navigate and avoid claims related to the proprietary rights of third parties. In addition, an increase in sales of our proprietary products may adversely affect sales of our suppliers’ products, which in turn could adversely affect our relationships with certain of our suppliers. Any failure to appropriately address some or all of these risks could damage our reputation and have an adverse effect on our business, results of operations, and financial condition.
If we are unable to effectively manage our installation services business, we could suffer lost sales and be subject to fines, lawsuits and reputational damage, or the loss of our general contractor licenses.
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
We regularly consider and enter into strategic transactions, including mergers, acquisitions, investments, alliances, and other growth and market expansion strategies, with the expectation that these transactions will result in increases in sales, cost savings, synergies and various other benefits. Assessing the viability and realizing the benefits of these transactions is subject to significant uncertainty. For each of our acquisitions, we need to successfully integrate the target company’s products, services, associates and systems into our business operations. Integration can be a complex and time-consuming process, and if the integration is not fully successful or is delayed for a material period of time, we may not achieve the anticipated synergies or benefits of the acquisition. Furthermore, even if the target companies are successfully integrated, the acquisitions may fail to further our business strategy as anticipated, expose us to increased competition or challenges with respect to our products or services, and expose us to additional liabilities. Any impairment of goodwill or other intangible assets acquired in a strategic transaction may reduce our earnings.
Our costs of doing business could increase as a result of changes in, expanded enforcement of, or adoption of new federal, state or local laws and regulations.
We are subject to various federal, state and local laws and regulations that govern numerous aspects of our business. In recent years, a number of new laws and regulations have been adopted, and there has been expanded enforcement of certain existing laws and regulations by federal, state and local agencies. These laws and regulations, and related interpretations and enforcement activity, may change as a result of a variety of factors, including political, economic or social events. Changes in, expanded enforcement of, or adoption of new federal, state or local laws and regulations governing minimum wage or living wage requirements; the classification of exempt and non-exempt employees; the distinction between employees and contractors; other wage, labor or workplace regulations; healthcare; data protection and cybersecurity; the sale and pricing of some of our products; transportation; logistics; international trade; supply chain transparency; taxes; unclaimed property; energy costs and consumption; or environmental matters, including with respect to our installation services business, could increase our costs of doing business or impact our operations.
In fiscal 2017, Congress enacted the Tax Act, which significantly changes how the U.S. taxes corporations. During fiscal 2018, additional guidance related to the Tax Act was issued by the U.S. Department of the Treasury and the IRS. The Tax Act requires complex computations to be performed that were not previously required under U.S. tax law, significant judgments to be made in interpretation of the provisions of the Tax Act, significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S.

Department of the Treasury, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered that is different from our interpretations. Further, uncertainties also exist in terms of how U.S. states and foreign countries within which we operate will react to these U.S. federal income tax changes, which could have additional impacts on our effective tax rate.
If we cannot successfully manage the unique challenges presented by international markets, we may not be successful in our international operations and our sales and profitability may be negatively impacted.
Our ability to successfully conduct retail operations in, and source products and materials from, international markets is affected by many of the same risks we face in our U.S. operations, as well as unique costs and difficulties of managing international operations. Our international operations, including any expansion in international markets, may be adversely affected by local laws and customs, U.S. laws applicable to foreign operations and other foreign legal and regulatory constraints, as well as political and economic conditions. Risks inherent in international operations also include, among others, potential adverse tax consequences; potential tariffs and other import-related taxes and controls; greater difficulty in enforcing intellectual property rights; risks associated with the Foreign Corrupt Practices Act and local anti-bribery law compliance; and challenges in our ability to identify and gain access to local suppliers. For example, there are growing concerns regarding trade relations between the U.S. and China, as both countries have indicated their intentions to impose significant tariffs on the importation of certain product categories, as well as concerns related to the renegotiation of certain other trade agreements, including the North American Free Trade Agreement. As a significant portion of our retail products are sourced, directly or indirectly, outside of the U.S., major changes in tax or trade policies, tariffs or trade relations could adversely impact the cost of, demand for, and profitability of retail product sales in our U.S. locations. Other countries may also change their business and trade policies in anticipation of or in response to increased import tariffs and other changes in U.S. trade policy and regulations. In addition, our operations in international markets create risk due to foreign currency exchange rates and fluctuations in those rates, which may adversely impact our sales and profitability.
The inflation or deflation of commodity prices could affect our prices, demand for our products, our sales and our profit margins.
Prices of certain commodity products, including lumber and other raw materials, are historically volatile and are subject to fluctuations arising from changes in domestic and international supply and demand, labor costs, competition, market speculation, government regulations, tariffs and trade restrictions, and periodic delays in delivery. Rapid and significant changes in commodity prices may affect the demand for our products, our sales and our profit margins.
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
GAAP and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, such as revenue recognition, asset impairment, impairment of goodwill and other intangible assets, inventories, lease obligations, self-insurance, vendor allowances, tax matters and litigation, are complex and involve many subjective assumptions, estimates and judgments. Changes in accounting standards or their interpretation or changes in underlying assumptions, estimates or judgments could significantly change our reported or expected financial performance or financial condition. The implementation of new accounting standards could also require certain systems, internal process and other changes that could increase our operating costs.
We are involved in a number of legal, regulatory and governmental enforcement proceedings, and while we cannot predict the outcomes of those proceedings and other contingencies with certainty, some of these outcomes may adversely affect our operations or increase our costs.
We are involved in a number of legal proceedings and regulatory matters, including government inquiries and investigations, and consumer, employment, tort and other litigation that arise from time to time in the ordinary course of business. Litigation is inherently unpredictable, and the outcome of some of these proceedings and other contingencies could require us to take or refrain from taking actions which could adversely affect our operations or could result in excessive adverse verdicts or results. Additionally, involvement in these lawsuits, investigations and inquiries, and other proceedings may involve significant expense, divert management’s attention and resources from other matters, and impact the reputation of the Company.
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
The percentage of our owned versus leased facilities that were operating at the end of fiscal 2018, along with the total square footage, follows.

square footage in millions	Owned	Leased	Total Square Footage
Stores (1)	90%	10%	237.7
Warehouses and distribution centers (2)	4%	96%	56.1
Offices and other	22%	78%	4.3
Total			298.1
—————

(1)	Our owned stores include those subject to ground leases.

(2)	Located in 49 states, territories, and provinces.

Our U.S. store locations at the end of fiscal 2018 follow.

U.S.	Stores	U.S.	Stores
Alabama	28	Montana	6
Alaska	7	Nebraska	8
Arizona	56	Nevada	21
Arkansas	14	New Hampshire	20
California	232	New Jersey	67
Colorado	46	New Mexico	13
Connecticut	30	New York	100
Delaware	9	North Carolina	40
District of Columbia	1	North Dakota	2
Florida	153	Ohio	70
Georgia	90	Oklahoma	16
Guam	1	Oregon	27
Hawaii	7	Pennsylvania	70
Idaho	11	Puerto Rico	9
Illinois	76	Rhode Island	8
Indiana	24	South Carolina	25
Iowa	10	South Dakota	1
Kansas	16	Tennessee	39
Kentucky	14	Texas	179
Louisiana	28	Utah	22
Maine	11	Vermont	3
Maryland	41	Virgin Islands	2
Massachusetts	45	Virginia	49
Michigan	70	Washington	45
Minnesota	33	West Virginia	6
Mississippi	14	Wisconsin	27
Missouri	34	Wyoming	5
		Total U.S.	1,981

Our store locations outside of the U.S. at the end of fiscal 2018 follow.

Canada	Stores	Mexico	Stores
Alberta	27	Aguascalientes	2
British Columbia	26	Baja California	6
Manitoba	6	Baja California Sur	2
New Brunswick	3	Campeche	2
Newfoundland	1	Chiapas	2
Nova Scotia	4	Chihuahua	6
Ontario	88	Coahuila	5
Prince Edward Island	1	Colima	2
Quebec	22	Distrito Federal	10
Saskatchewan	4	Durango	1
Total Canada	182	Guanajuato	5
		Guerrero	2
		Hidalgo	1
		Jalisco	7
		Michoacán	4
		Morelos	3
		Nayarit	1
		Nuevo León	10
		Oaxaca	1
		Puebla	5
		Queretaro	4
		Quintana Roo	3
		San Luis Potosi	2
		Sinaloa	5
		Sonora	4
		State of Mexico	14
		Tabasco	1
		Tamaulipas	5
		Tlaxcala	1
		Veracruz	5
		Yucatan	2
		Zacatecas	1
		Total Mexico	124
Item 3. Legal Proceedings.
SEC regulations require us to disclose certain information about proceedings arising under federal, state or local environmental regulations if we reasonably believe that such proceedings may result in monetary sanctions of $100,000 or more.
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
In January 2019, we received a letter from the California South Coast Air Quality Management District ("SCAQMD") regarding allegations that we have sold denatured alcohol since 2015 in a manner that is not compliant with applicable rules. We are currently in discussions with SCAQMD. Although we cannot predict the outcome of this matter, we do not expect the outcome to have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.
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
At March 8, 2019, there were approximately 110,000 holders of record of our common stock and approximately 2,561,000 additional "street name" holders whose shares are held of record by banks, brokers, and other financial institutions.
Stock Performance Graph
The graph and table below present our cumulative total shareholder returns relative to the performance of the S&P Retail Composite Index and the S&P 500 Index for the five most recent fiscal years. The graph assumes $100 was invested at the closing price of our common stock on the NYSE and in each index on the last trading day of fiscal 2013 and assumes that all dividends were reinvested on the date paid. The points on the graph represent fiscal year-end amounts based on the last trading day in each fiscal year.

—●—	The Home Depot	—◆—	S&P Retail Composite Index	—■—	S&P 500 Index

	Fiscal Year Ended
	February 2, 2014	February 1, 2015	January 31, 2016	January 29, 2017	January 28, 2018	February 3, 2019
The Home Depot	$100.00	$138.83	$170.59	$191.64	$293.71	$267.16
S&P Retail Composite Index	100.00	120.09	140.26	166.28	241.50	254.29
S&P 500 Index	100.00	114.22	113.45	137.11	175.09	168.30
Issuer Purchases of Equity Securities
The number and average price of shares purchased in each fiscal month of the fourth quarter of fiscal 2018 follow.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
October 29, 2018 - November 25, 2018:	5,379,057	$176.92	5,375,064	$6,494,055,865
November 26, 2018 - December 23, 2018:	8,460,498	172.63	8,454,414	5,034,627,517
December 24, 2018 - February 3, 2019:	11,974,922	175.35	11,917,918	2,945,026,439
Total	25,814,477	174.78	25,747,396
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

(2)
In December 2017, our Board of Directors authorized a $15.0 billion share repurchase program, of which approximately $2.9 billion remained at the end of fiscal 2018. In February 2019, our Board of Directors authorized a new $15.0 billion share repurchase program that replaced the previous authorization. This new program does not have a prescribed expiration date.

Sales of Unregistered Securities
During the fourth quarter of fiscal 2018, we issued 530 deferred stock units under the Home Depot, Inc. Nonemployee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of the SEC’s Regulation D thereunder. The deferred stock units were credited to the accounts of those non-employee directors who elected to receive all or a portion of board retainers in the form of deferred stock units instead of cash during the fourth quarter of fiscal 2018. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.
During the fourth quarter of fiscal 2018, we credited 11,989 deferred stock units to participant accounts under the Restoration Plan pursuant to an exemption from the registration requirements of the Securities Act for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.
Item 6. Selected Financial Data.
The information required by this item is incorporated by reference to page F-1 of this report.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Our MD&A includes the following sections:

•	Executive Summary

•	Results of Operations and Non-GAAP Measures

•	Liquidity and Capital Resources

•	Critical Accounting Policies

Executive Summary
Highlights of our annual financial performance follow.

dollars in millions, except per share data	Fiscal	Fiscal	Fiscal
	2018	2017	2016
Net sales	$108,203	$100,904	$94,595
Net earnings	11,121	8,630	7,957
Effective tax rate	23.6%	37.0%	36.3%

Diluted earnings per share	$9.73	$7.29	$6.45

Net cash provided by operating activities	$13,038	$12,031	$9,783
Proceeds from long-term debt, net of discounts	3,466	2,991	4,959
Repayments of long-term debt	1,209	543	3,045
Repurchases of common stock	9,963	8,000	6,880
—————
Note: Fiscal 2018 includes 53 weeks. Fiscal 2017 and fiscal 2016 include 52 weeks.
We reported net sales of $108.2 billion in fiscal 2018. Net earnings were $11.1 billion, or $9.73 per diluted share. The 53rd week in fiscal 2018 added $1.7 billion of net sales and $241 million of net earnings and increased diluted earnings per share by $0.21. Our effective tax rate was 23.6% for fiscal 2018 and lower than fiscal 2017 and fiscal 2016 primarily due to enactment of the Tax Act.
We opened two new stores in Mexico and one new store in the U.S. during fiscal 2018, for a total store count of 2,287 at February 3, 2019. At the end of fiscal 2018, a total of 306 of our stores, or 13.4%, were located in Canada and Mexico. Total sales per square foot were $446.86 in fiscal 2018, and our inventory turnover ratio was 5.1 times at the end of fiscal 2018.
We generated $13.0 billion of cash flow from operations during fiscal 2018 and issued $3.5 billion of long-term debt in fiscal 2018. This cash flow, along with cash on hand, was used to fund cash payments of $10.0 billion for share repurchases, pay $4.7 billion of dividends, fund $2.4 billion in capital expenditures, repay $1.2 billion of senior notes that matured in September 2018, and repay $220 million of net short-term borrowings.
During fiscal 2018, we repurchased $10.0 billion of our common stock through ASR agreements and open market transactions. In February 2019, our Board of Directors authorized a $15.0 billion share repurchase program that replaced the December 2017 authorization, and we announced a 32% increase in our quarterly cash dividend to $1.36 per share.
Our ROIC was 44.8% for fiscal 2018. See the "Non-GAAP Financial Measures" section below for our definition and calculation of ROIC, as well as a reconciliation of NOPAT, a non-GAAP financial measure, to net earnings (the most comparable GAAP financial measure).

Results of Operations and Non-GAAP Measures
The tables and discussion below should be read in conjunction with our consolidated financial statements and related notes included in this report. We believe the percentage relationship between net sales and major categories in our consolidated statements of earnings, as well as the percentage change in the associated dollar amounts, are relevant to an evaluation of our business.

	Fiscal		Fiscal		Fiscal
	2018		2017		2016
dollars in millions	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$108,203		$100,904		$94,595
Gross profit	37,160	34.3%	34,356	34.0%	32,313	34.2%
Operating expenses:
Selling, general and administrative	19,513	18.0	17,864	17.7	17,132	18.1
Depreciation and amortization	1,870	1.7	1,811	1.8	1,754	1.9
Impairment loss	247	0.2	—	—	—	—
Total operating expenses	21,630	20.0	19,675	19.5	18,886	20.0
Operating income	15,530	14.4	14,681	14.5	13,427	14.2
Interest and other (income) expense:
Interest and investment income	(93)	(0.1)	(74)	(0.1)	(36)	—
Interest expense	1,051	1.0	1,057	1.0	972	1.0
Other	16	—	—	—	—	—
Interest and other, net	974	0.9	983	1.0	936	1.0
Earnings before provision for income taxes	14,556	13.5	13,698	13.6	12,491	13.2
Provision for income taxes	3,435	3.2	5,068	5.0	4,534	4.8
Net earnings	$11,121	10.3%	$8,630	8.6%	$7,957	8.4%
—————
Note: Fiscal 2018 includes 53 weeks. Fiscal 2017 and fiscal 2016 include 52 weeks. Certain percentages may not sum to totals due to rounding.

				% Change
Selected financial and sales data:	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Comparable sales increase (1) (2)	5.2%	6.8%	5.6%	N/A	N/A
Comparable customer transactions increase (2) (3)	1.0%	2.2%	2.8%	N/A	N/A
Comparable average ticket increase (2) (3)	4.2%	4.5%	2.7%	N/A	N/A
Customer transactions (in millions) (3) (4)	1,620.8	1,578.6	1,544.0	2.7%	2.2%
Average ticket (3) (4)	$65.74	$63.06	$60.35	4.2%	4.5%
Sales per square foot (3) (4)	$446.86	$417.02	$390.78	7.2%	6.7%
Diluted earnings per share	$9.73	$7.29	$6.45	33.5%	13.0%
—————

(1)	The calculations for fiscal 2017 and fiscal 2016 do not include results for Interline, which was acquired in fiscal 2015.

(2)	The calculations do not include results from the 53rd week of fiscal 2018.

(3)	The calculations do not include results for Interline.

(4)	The 53rd week of fiscal 2018 increased customer transactions by 24.5 million, added $0.01 to average ticket, and increased sales per square foot by $6.87.

Fiscal 2018 Compared to Fiscal 2017
Sales. We assess our sales performance by evaluating both net sales and comparable sales.
Net Sales. Fiscal 2018 consisted of 53 weeks compared to 52 weeks in fiscal 2017. Net sales for fiscal 2018 increased $7.3 billion, or 7.2%, to $108.2 billion. The increase in net sales in fiscal 2018 primarily reflected the impact of positive comparable sales driven by average ticket growth and increased customer transactions as well as $1.7 billion of net sales attributable to the additional week in fiscal 2018. Online sales, which consist of sales generated online through our websites for products picked up in our stores or delivered to customer locations, represented 7.9% of net sales and grew 26.2% during fiscal 2018. The adoption of ASU No. 2014-09 benefited net sales by $216 million in fiscal 2018, while the effect of foreign currency had a negligible impact on net sales. See Note 1 to our consolidated financial statements for more information on ASU No. 2014-09 and the implementation of this new standard for revenue recognition.
Comparable Sales. Comparable sales is a measure that highlights the performance of our existing locations and websites by measuring the change in net sales for a period over the comparable prior-period of equivalent length. Comparable sales includes sales at all locations, physical and online, open greater than 52 weeks (including remodels and relocations) and excluding closed stores. Retail stores become comparable on the Monday following their 365th day of operation. Acquisitions, digital or otherwise, are included in comparable sales after we own them for more than 52 weeks (with the exception of Interline which is excluded from comparable sales for periods prior to fiscal 2018). Net sales for the 53rd week in a fiscal year are not included in the comparable sales calculation for that fiscal year. For example, our comparable sales results for fiscal 2018 compare weeks 1 through 52 in fiscal 2018 to the 52-week period reported for fiscal 2017. Comparable sales is intended only as supplemental information and is not a substitute for net sales presented in accordance with GAAP.
Total comparable sales increased 5.2% in fiscal 2018. The increase in comparable sales reflected a number of factors, including the execution of our strategic efforts to drive an enhanced interconnected experience in both the physical and digital worlds. All of our merchandising departments posted positive comparable sales in fiscal 2018 except for Lighting, which was negative primarily due to LED price deflation. For fiscal 2018, comparable sales for our Appliances, Tools, Electrical, Décor, Plumbing, Lumber, and Indoor Garden merchandising departments were above the Company average. Our comparable average ticket increased 4.2% in fiscal 2018 while comparable customer transactions increased 1.0% during fiscal 2018. The increase in comparable average ticket was due in large part to strong sales in big ticket purchases in certain categories, such as appliances and vinyl plank flooring.
Gross Profit. Gross profit increased $2.8 billion, or 8.2%, to $37.2 billion in fiscal 2018. Gross profit as a percent of net sales, or gross profit margin, was 34.3% in fiscal 2018 compared to 34.0% in fiscal 2017. The increase in gross profit margin for fiscal 2018 was primarily driven by a $598 million benefit from the adoption of ASU No. 2014-09 and a benefit from mix of products sold, partially offset by higher transportation and fuel costs in our supply chain and shrink. The additional week in fiscal 2018 contributed $615 million to gross profit.
Operating Expenses. Our operating expenses are composed of SG&A, depreciation and amortization, and impairment loss.
Selling, General & Administrative. SG&A increased $1.6 billion, or 9.2%, to $19.5 billion in fiscal 2018. As a percent of net sales, SG&A was 18.0% for fiscal 2018 compared to 17.7% for fiscal 2017. The increase in SG&A as a percent of net sales for fiscal 2018 reflected an increase of $598 million from the adoption of ASU No. 2014-09 and $544 million of incremental investments made in the business, partially offset by expense leverage resulting from the positive sales environment and continued expense control. The additional week in fiscal 2018 contributed $301 million to SG&A.
Depreciation and Amortization. Depreciation and amortization increased $59 million, or 3.3%, in fiscal 2018. As a percent of net sales, depreciation and amortization was 1.7% for fiscal 2018 compared to 1.8% in fiscal 2017. The decrease in depreciation and amortization as a percent of net sales reflected expense leverage resulting from the positive sales environment and the timing of asset additions, partially offset by $136 million of incremental depreciation stemming from investments in the business. The additional week in fiscal 2018 did not result in incremental expense because we recognize depreciation and amortization expense on a monthly basis.
Impairment Loss. We recognized a $247 million impairment loss in fiscal 2018 related to certain trade names associated with Interline. See Note 1 to our consolidated financial statements for more information.
Interest and Other, net. Interest and other, net, was $974 million for fiscal 2018 compared to $983 million for fiscal 2017. Interest and other, net, as a percent of net sales decreased to 0.9% in fiscal 2018 from 1.0% in fiscal 2017, primarily reflecting sales leverage resulting from the positive sales environment, decreased tax reserves due to certain positive audit settlements, and higher interest income, partially offset by higher interest expense on long-term debt balances in fiscal 2018 and a loss on the sale of a non-strategic asset.
Provision for Income Taxes. Our combined effective income tax rate was 23.6% for fiscal 2018 compared to 37.0% for fiscal 2017. The decrease in the provision for income taxes in fiscal 2018 primarily reflected the enactment of the Tax Act and adjustments to the provisional tax charge recorded in the fourth quarter of fiscal 2017 as well as certain positive audit settlements. See Note 5 to our consolidated financial statements for further discussion.
Diluted Earnings per Share. Diluted earnings per share were $9.73 for fiscal 2018 compared to $7.29 for fiscal 2017. Diluted earnings per share for fiscal 2018 reflected a benefit of $1.48 per share resulting from the enactment of the Tax Act, a benefit of $0.21 per share for the 53rd week, and a decrease of $0.16 per share due to the impairment loss.
Diluted earnings per share for fiscal 2017 included a benefit of $0.09 per share as a result of the adoption of ASU No. 2016-09, which requires that we recognize tax benefits or deficiencies related to share-based payment awards in the provision for income taxes. Diluted earnings per share for fiscal 2017 also reflected decreases of $0.11 per share due to the net tax charge recorded in connection with the enactment of the Tax Act and $0.06 per share due to the one-time bonus payment to hourly associates made as a result of the Tax Act.
Fiscal 2017 Compared to Fiscal 2016
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
Operating Expenses.
Selling, General & Administrative. SG&A increased $732 million, or 4.3%, to $17.9 billion in fiscal 2017 and included approximately $170 million of hurricane-related expenses. As a percent of net sales, SG&A was 17.7% for fiscal 2017 compared to 18.1% for fiscal 2016. The decrease in SG&A as a percent of net sales for fiscal 2017 reflected expense leverage resulting from the positive sales environment and continued expense control.
Depreciation and Amortization. Depreciation and amortization increased $57 million, or 3.2%, in fiscal 2017. The decrease in depreciation and amortization as a percent of net sales to 1.8% in fiscal 2017 from 1.9% in fiscal 2016 reflected expense leverage resulting from the positive sales environment.
Interest and Other, net. Interest and other, net, was $983 million for fiscal 2017 compared to $936 million for fiscal 2016. Interest and other, net, as a percent of net sales was 1.0% for both fiscal 2017 and fiscal 2016 and reflected additional interest expense in fiscal 2017 resulting from higher long-term debt balances in fiscal 2017, offset by higher interest income in fiscal 2017 compared to fiscal 2016.
Provision for Income Taxes. Our combined effective income tax rate was 37.0% for fiscal 2017 compared to 36.3% for fiscal 2016. The effective income tax rate for fiscal 2017 reflected a net $127 million charge resulting from the enactment of the Tax Act. The effective income tax rate for fiscal 2017 also reflected a $106 million benefit to our provision for income taxes for share-based payment awards as a result of our adoption of ASU No. 2016-09.
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
The calculation of ROIC, together with a reconciliation of NOPAT to net earnings (the most comparable GAAP measure), follows.

	Fiscal	Fiscal	Fiscal
dollars in millions	2018	2017	2016
Net earnings	$11,121	$8,630	$7,957
Interest and other, net	974	983	936
Provision for income taxes	3,435	5,068	4,534
Operating income	15,530	14,681	13,427
Income tax adjustment (1)	(3,665)	(5,432)	(4,874)
NOPAT	$11,865	$9,249	$8,553

Average debt and equity (2)	$26,492	$27,074	$27,203

ROIC	44.8%	34.2%	31.4%
~~—————~~
Note: Fiscal 2018 includes 53 weeks. Fiscal 2017 and fiscal 2016 include 52 weeks.

(1)	Income tax adjustment is defined as operating income multiplied by our effective tax rate for the trailing twelve months.

(2)
The beginning balance of equity for fiscal 2018 has been adjusted to reflect an opening balance sheet adjustment of $75 million due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers, in fiscal 2018.

Liquidity and Capital Resources
Cash and Cash Equivalents at End of Year
At February 3, 2019, we had $1.8 billion in cash and cash equivalents, of which $1.4 billion was held by our foreign subsidiaries. We believe that our current cash position, access to the long-term debt capital markets, funds available from our commercial paper programs, and cash flow generated from operations should be sufficient not only for our operating requirements but also to enable us to complete our capital expenditure programs and fund dividend payments, share repurchases, and any required long-term debt payments through the next several fiscal years. In addition, we have the ability to obtain alternative sources of financing.
As we accelerate our investments in the business, we expect capital expenditures of approximately $2.7 billion in fiscal 2019.
Debt and Derivatives
We have commercial paper programs with an aggregate borrowing capacity of $3.0 billion. All of our short-term borrowings in fiscal 2018 and fiscal 2017 were under these commercial paper programs. In connection with these programs, we have back-up credit facilities with a consortium of banks for borrowings up to $3.0 billion, which consist of a five-year $2.0 billion credit facility and a 364-day $1.0 billion credit facility. In December 2018, we completed the renewal of our 364-day $1.0 billion credit facility, extending the maturity from December 2018 to December 2019. In December 2017, we replaced our five-year $2.0 billion credit facility that was scheduled to expire in December 2019, with a new, substantially identical five-year $2.0 billion credit facility that expires in December 2022. At February 3, 2019, we were in compliance with all of the covenants contained in the credit facilities, none of which are expected to impact our liquidity or capital resources. At February 3, 2019, there were $1.3 billion of borrowings outstanding under these commercial paper programs compared to $1.6 billion at January 28, 2018.
We also issue senior notes from time to time and use derivative financial instruments in the management of our exposure to fluctuations in foreign currencies and interest rates on certain long-term debt. See Note 4 and Note 7 to our consolidated financial statements for further discussion of our debt and derivative agreements.
Leases
We use capital and operating leases to finance a portion of our real estate, including our stores, distribution centers, and store support centers. See Note 3 and Note 4 to our consolidated financial statements for further discussion of our capital and operating leases.
Share Repurchases
In fiscal 2018, we repurchased $10.0 billion of our common stock through open market transactions and ASR agreements. In December 2017, our Board of Directors authorized a $15.0 billion share repurchase program, of which approximately $2.9 billion remained at the end of fiscal 2018. In February 2019, our Board of Directors authorized a new $15.0 billion share repurchase program that replaced the previous authorization. See Note 6 to our consolidated financial statements for further discussion of our share repurchases.
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
Net cash provided by operating activities increased $1.0 billion in fiscal 2018 and increased $2.2 billion in fiscal 2017. The increase in fiscal 2018 primarily reflected an increase in net earnings, partially offset by net cash outflows associated with changes in working capital. The increase in net earnings during fiscal 2018 was primarily due to a lower effective income tax rate in fiscal 2018 resulting from the enactment of the Tax Act and higher comparable sales. The increase in fiscal 2017 primarily reflected an increase in net earnings and net cash inflows associated with changes in working capital. The increase in earnings in fiscal 2017 resulted from higher comparable sales and expense leverage.
Investing Activities. Cash used in investing activities primarily reflected:

•	$2.4 billion of capital expenditures for investments in our business in fiscal 2018;

•
$1.9 billion of capital expenditures for investments in our business and $374 million cash paid in connection with the acquisitions of Compact Power Equipment, Inc. and The Company Store in fiscal 2017; and

•	$1.6 billion of capital expenditures for investments in our business in fiscal 2016.
Financing Activities. Cash used in financing activities primarily reflected:

•	$10.0 billion of share repurchases and $4.7 billion of cash dividends paid, partially offset by $2.0 billion of net proceeds from short- and long-term debt in fiscal 2018;

•	$8.0 billion of share repurchases and $4.2 billion of cash dividends paid, partially offset by $3.3 billion of net proceeds from short- and long-term debt in fiscal 2017; and

•	$6.9 billion of share repurchases and $3.4 billion of cash dividends paid, partially offset by $2.3 billion of net proceeds from short- and long-term debt in fiscal 2016.
Contractual Obligations
Our significant contractual obligations at February 3, 2019 were as follows:

	Payments Due by Period
in millions	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Short-term debt	$1,339	$1,339	$—	$—	$—
Long-term debt – principal payments (1)	27,100	1,000	4,100	3,250	18,750
Long-term debt – interest payments (2)	16,768	1,022	1,913	1,664	12,169
Capital lease obligations (3)	1,709	150	310	279	970
Operating lease obligations	7,036	976	1,704	1,266	3,090
Purchase obligations (4)	1,601	1,080	302	182	37
Unrecognized tax benefits (5)	65	65	—	—	—
Total	$55,618	$5,632	$8,329	$6,641	$35,016
—————

(1)	Excludes capital lease obligations.

(2)	Interest payments are calculated at current interest rates, including the impact of active interest rate swaps.

(3)	Includes $660 million of imputed interest.

(4)
Purchase obligations include all legally binding contracts such as firm commitments for inventory purchases, utility purchases, capital expenditures, software acquisitions and license commitments, and legally binding service contracts. Purchase orders that are not binding agreements are excluded from the table above.

(5)	Excludes $429 million of noncurrent unrecognized tax benefits due to uncertainty regarding the timing of future cash tax payments.
Off-Balance Sheet Arrangements
Other than operating leases for a portion of our real estate and other assets, we have no off-balance sheet arrangements.
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
If the carrying value is greater than the undiscounted future cash flows, we then measure the asset’s fair value to determine whether an impairment loss should be recognized. If the resulting fair value is less than the carrying value, an impairment loss is recognized. We generally base our estimates of fair market value on market appraisals of owned locations and estimates of the amount of potential sublease income and the time required to sublease for leased locations. Impairments and lease obligation costs on closings and relocations were not material to our consolidated financial statements in fiscal 2018.
Self-Insurance
We have established liabilities for certain losses related to general liability (including product liability), workers’ compensation, employee group medical, and automobile claims for which we are self-insured. Our self-insured retention or deductible, as applicable, for each claim involving general liability, workers’ compensation, and automobile liability is limited to $25 million, $1 million, and $1 million, respectively. We have no stop loss limits for self-insured employee group medical claims. Our liabilities represent estimates of the ultimate cost for claims incurred at the balance sheet date. The estimated liabilities are not discounted and are established based upon analysis of historical data and actuarial estimates. The liabilities are reviewed by management and third-party actuaries on a regular basis to ensure that they are appropriate. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity or frequency of claims, medical cost inflation or fluctuations in premiums, differ from our estimates, our results of operations could be impacted. Actual results related to these types of claims did not vary materially from estimated amounts for fiscal 2018, fiscal 2017 or fiscal 2016.
Revenues
We recognize revenue, net of estimated returns and sales tax, at the time the customer takes possession of merchandise or when a service is performed. We estimate the liability for sales returns, including the estimated gross profit impact, based on our historical return levels and believe that our estimate for sales returns is a reasonable reflection of future returns. In connection with the adoption of ASU No. 2014-09, we also recognize a return asset, and corresponding adjustment to cost of sales, for our right to recover the goods returned by the customer, measured at the former carrying amount of the goods, less any expected recovery cost. At each financial reporting date, we assess our estimates of expected returns, refund liabilities, and return assets.
We defer revenue and the related gross profit for payments received from customers for which the customer has not yet taken possession of merchandise or we have not yet performed the service for the customer. This amount is recorded as deferred revenue. We estimate the gross profit related to deferred revenue using historical rates, which we believe to be a reasonable reflection of future rates. If these estimates significantly differ from actual amounts, our net sales and gross profit could be impacted.

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
Additional Information
For information on accounting pronouncements that have impacted or are expected to materially impact our financial condition, results of operations, or cash flows, see Note 1 to our consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk. We have exposure to interest rate risk in connection with our long-term debt portfolio. We use interest rate swap agreements to manage our fixed/floating rate debt portfolio. At February 3, 2019, after giving consideration to our interest rate swap agreements, floating rate debt principal was $2.1 billion, or approximately 8% of our long-term debt portfolio. A 1.0 percentage point change in the interest costs of floating-rate debt would not have a material impact on our financial condition or results of operations.
The United Kingdom’s Financial Conduct Authority has announced the intent to phase out the use of LIBOR by the end of 2021. If LIBOR is discontinued, we may need to renegotiate the terms of certain of our floating rate notes, interest rate swap agreements, and credit instruments, which utilize LIBOR as a benchmark in determining the interest rate, to replace LIBOR with the new standard that is established. As a result, we may incur incremental costs in transitioning to a new standard, and interest rates on our current or future indebtedness may be adversely affected by the new standard. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital cannot yet be determined, but we do not expect it to have a material impact on our consolidated financial condition, results of operations, or cash flows.
Foreign Currency Exchange Rate Risk. We are exposed to risks from foreign currency exchange rate fluctuations on the translation of our foreign operations into U.S. dollars and on the purchase of goods by these foreign operations that are not denominated in their local currencies. Revenues from these foreign operations accounted for approximately $8.8 billion of our revenue for fiscal 2018. Our exposure to foreign currency rate fluctuations is not material to our financial condition or results of operations.
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

Opinion on the Consolidated Financial Statements
We have audited the accompanying Consolidated Balance Sheets of The Home Depot, Inc. and Subsidiaries as of February 3, 2019 and January 28, 2018, and the related Consolidated Statements of Earnings, Comprehensive Income, Stockholders’ Equity, and Cash Flows for each of the fiscal years in the three‑year period ended February 3, 2019, and the related notes (collectively, the “Consolidated Financial Statements”). In our opinion, the Consolidated Financial Statements present fairly, in all material respects, the financial position of The Home Depot, Inc. and Subsidiaries as of February 3, 2019 and January 28, 2018, and the results of their operations and their cash flows for each of the fiscal years in the three‑year period ended February 3, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), The Home Depot, Inc.’s internal control over financial reporting as of February 3, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 28, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Atlanta, Georgia
March 28, 2019

THE HOME DEPOT, INC.
CONSOLIDATED BALANCE SHEETS

in millions, except per share data	February 3, 2019	January 28, 2018
Assets
Current assets:
Cash and cash equivalents	$1,778	$3,595
Receivables, net	1,936	1,952
Merchandise inventories	13,925	12,748
Other current assets	890	638
Total current assets	18,529	18,933
Net property and equipment	22,375	22,075
Goodwill	2,252	2,275
Other assets	847	1,246
Total assets	$44,003	$44,529

Liabilities and Stockholders' Equity
Current liabilities:
Short-term debt	$1,339	$1,559
Accounts payable	7,755	7,244
Accrued salaries and related expenses	1,506	1,640
Sales taxes payable	656	520
Deferred revenue	1,782	1,805
Income taxes payable	11	54
Current installments of long-term debt	1,056	1,202
Other accrued expenses	2,611	2,170
Total current liabilities	16,716	16,194
Long-term debt, excluding current installments	26,807	24,267
Deferred income taxes	491	440
Other long-term liabilities	1,867	2,174
Total liabilities	45,881	43,075

Common stock, par value $0.05; authorized: 10,000 shares; issued: 1,782 at February 3, 2019 and 1,780 shares at January 28, 2018; outstanding: 1,105 shares at February 3, 2019 and 1,158 shares at January 28, 2018	89	89
Paid-in capital	10,578	10,192
Retained earnings	46,423	39,935
Accumulated other comprehensive loss	(772)	(566)
Treasury stock, at cost, 677 shares at February 3, 2019 and 622 shares at January 28, 2018	(58,196)	(48,196)
Total stockholders’ (deficit) equity	(1,878)	1,454
Total liabilities and stockholders’ equity	$44,003	$44,529
—————
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF EARNINGS

in millions, except per share data	Fiscal	Fiscal	Fiscal
	2018	2017	2016
Net sales	$108,203	$100,904	$94,595
Cost of sales	71,043	66,548	62,282
Gross profit	37,160	34,356	32,313
Operating expenses:
Selling, general and administrative	19,513	17,864	17,132
Depreciation and amortization	1,870	1,811	1,754
Impairment loss	247	—	—
Total operating expenses	21,630	19,675	18,886
Operating income	15,530	14,681	13,427
Interest and other (income) expense:
Interest and investment income	(93)	(74)	(36)
Interest expense	1,051	1,057	972
Other	16	—	—
Interest and other, net	974	983	936
Earnings before provision for income taxes	14,556	13,698	12,491
Provision for income taxes	3,435	5,068	4,534
Net earnings	$11,121	$8,630	$7,957

Basic weighted average common shares	1,137	1,178	1,229
Basic earnings per share	$9.78	$7.33	$6.47

Diluted weighted average common shares	1,143	1,184	1,234
Diluted earnings per share	$9.73	$7.29	$6.45
—————
Fiscal 2018 includes 53 weeks. Fiscal 2017 and fiscal 2016 include 52 weeks.
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal	Fiscal	Fiscal
in millions	2018	2017	2016
Net earnings	$11,121	$8,630	$7,957
Other comprehensive (loss) income:
Foreign currency translation adjustments	(267)	311	(3)
Cash flow hedges, net of tax	53	(1)	34
Other	8	(9)	—
Total other comprehensive (loss) income	(206)	301	31
Comprehensive income	$10,915	$8,931	$7,988
—————
Fiscal 2018 includes 53 weeks. Fiscal 2017 and fiscal 2016 include 52 weeks.
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

in millions	Fiscal	Fiscal	Fiscal
	2018	2017	2016
Common Stock:
Balance at beginning of year	$89	$88	$88
Shares issued under employee stock plans	—	1	—
Balance at end of year	89	89	88

Paid-in Capital:
Balance at beginning of year	10,192	9,787	9,347
Shares issued under employee stock plans	104	132	76
Tax effect of stock-based compensation	—	—	97
Stock-based compensation expense	282	273	267
Balance at end of year	10,578	10,192	9,787

Retained Earnings:
Balance at beginning of year	39,935	35,519	30,973
Cumulative effect of accounting change	75	—	—
Net earnings	11,121	8,630	7,957
Cash dividends	(4,704)	(4,212)	(3,404)
Other	(4)	(2)	(7)
Balance at end of year	46,423	39,935	35,519

Accumulated Other Comprehensive Income (Loss):
Balance at beginning of year	(566)	(867)	(898)
Foreign currency translation adjustments	(267)	311	(3)
Cash flow hedges, net of tax	53	(1)	34
Other	8	(9)	—
Balance at end of year	(772)	(566)	(867)

Treasury Stock:
Balance at beginning of year	(48,196)	(40,194)	(33,194)
Repurchases of common stock	(10,000)	(8,002)	(7,000)
Balance at end of year	(58,196)	(48,196)	(40,194)
Total stockholders' (deficit) equity	$(1,878)	$1,454	$4,333
—————
Fiscal 2018 includes 53 weeks. Fiscal 2017 and fiscal 2016 include 52 weeks.
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal	Fiscal	Fiscal
in millions	2018	2017	2016
Cash Flows from Operating Activities:
Net earnings	$11,121	$8,630	$7,957
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization	2,152	2,062	1,973
Stock-based compensation expense	282	273	267
Impairment loss	247	—	—
Changes in receivables, net	33	139	(138)
Changes in merchandise inventories	(1,244)	(84)	(769)
Changes in other current assets	(257)	(10)	(48)
Changes in accounts payable and accrued expenses	743	352	446
Changes in deferred revenue	80	128	99
Changes in income taxes payable	(42)	29	109
Changes in deferred income taxes	26	92	(117)
Other operating activities	(103)	420	4
Net cash provided by operating activities	13,038	12,031	9,783

Cash Flows from Investing Activities:
Capital expenditures, net of non-cash capital expenditures	(2,442)	(1,897)	(1,621)
Payments for businesses acquired, net	(21)	(374)	—
Proceeds from sales of property and equipment	33	47	38
Other investing activities	14	(4)	—
Net cash used in investing activities	(2,416)	(2,228)	(1,583)

Cash Flows from Financing Activities:
(Repayments of) proceeds from short-term debt, net	(220)	850	360
Proceeds from long-term debt, net of discounts	3,466	2,991	4,959
Repayments of long-term debt	(1,209)	(543)	(3,045)
Repurchases of common stock	(9,963)	(8,000)	(6,880)
Proceeds from sales of common stock	236	255	218
Cash dividends	(4,704)	(4,212)	(3,404)
Other financing activities	(26)	(211)	(78)
Net cash used in financing activities	(12,420)	(8,870)	(7,870)
Change in cash and cash equivalents	(1,798)	933	330
Effect of exchange rate changes on cash and cash equivalents	(19)	124	(8)
Cash and cash equivalents at beginning of year	3,595	2,538	2,216
Cash and cash equivalents at end of year	$1,778	$3,595	$2,538

Supplemental Disclosures:
Cash paid for income taxes	$3,774	$4,732	$4,623
Cash paid for interest, net of interest capitalized	1,035	991	924
Non-cash capital expenditures	248	150	179
—————
Fiscal 2018 includes 53 weeks. Fiscal 2017 and fiscal 2016 include 52 weeks.
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
The Home Depot, Inc., together with its subsidiaries (the "Company," "Home Depot," "we," "our" or "us"), is a home improvement retailer that sells a wide assortment of building materials, home improvement products, lawn and garden products, and décor items and provides a number of services, in stores and online. We operate in the U.S. (including the Commonwealth of Puerto Rico and the territories of the U.S. Virgin Islands and Guam), Canada, and Mexico.
Consolidation and Presentation
Our consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Certain amounts in prior fiscal years have been reclassified to conform with the presentation adopted in the current fiscal year. Our fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31. Fiscal 2018 includes 53 weeks compared to fiscal 2017 and fiscal 2016, both of which include 52 weeks.
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
Receivables
The components of receivables, net, follow.

in millions	February 3, 2019	January 28, 2018
Card receivables	$696	$734
Rebate receivables	660	609
Customer receivables	284	261
Other receivables	296	348
Receivables, net	$1,936	$1,952
Card receivables consist of payments due from financial institutions for the settlement of credit card and debit card transactions. Rebate receivables represent amounts due from vendors for volume and co-op advertising rebates. Receivables due from customers relate to credit extended directly to certain customers in the ordinary course of business. The valuation reserve related to accounts receivable was not material to our consolidated financial statements at the end of fiscal 2018 or fiscal 2017.
Merchandise Inventories
The majority of our merchandise inventories are stated at the lower of cost (first-in, first-out) or market, as determined by the retail inventory method. As the inventory retail value is adjusted regularly to reflect market conditions, the inventory valued using the retail method approximates the lower of cost or market. Certain subsidiaries, including retail operations in Canada and Mexico, and distribution centers, record merchandise inventories at the lower of cost or net realizable value, as determined by a cost method. These merchandise inventories represent approximately 29% of the total merchandise inventories balance. We evaluate the inventory valued using a cost method at the end of each quarter to ensure that it is carried at the lower of cost or net realizable value. The valuation allowance for merchandise inventories valued under a cost method was not material to our consolidated financial statements at the end of fiscal 2018 or fiscal 2017.
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
We evaluate our long-lived assets each quarter for indicators of potential impairment. Indicators of impairment include current period losses combined with a history of losses, our decision to relocate or close a store or other location before the end of its previously estimated useful life, or when changes in other circumstances indicate the carrying amount of an asset may not be recoverable. The evaluation for long-lived assets is performed at the lowest level of identifiable cash flows, which is generally the individual store level. The assets of a store with indicators of impairment are evaluated for recoverability by comparing its undiscounted future cash flows with its carrying value. If the carrying value is greater than the undiscounted future cash flows, we then measure the asset’s fair value to determine whether an impairment loss should be recognized. If the resulting fair value is less than the carrying value, an impairment loss is recognized for the difference between the carrying value and the estimated fair value. Impairment losses on property and equipment are recorded as a component of SG&A. When a leased location closes, we also recognize, in SG&A, the net present value of future lease obligations less estimated sublease income. Impairments and lease obligation costs on closings and relocations were not material to our consolidated financial statements in fiscal 2018, fiscal 2017, or fiscal 2016.
Leases
We categorize leases at their inception as either operating or capital leases. Lease agreements include certain retail locations, office space, warehouse and distribution space, equipment, and vehicles. Most of these leases are operating leases. However, certain retail locations and equipment are leased under capital leases. Short-term and long-term obligations for capital leases are included in the applicable long-term debt category based on maturity. We expense rent related to operating leases on a straight-line basis over the lease term, which commences on the date we have the right to control the property. The cumulative expense recognized on a straight-line basis in excess of the cumulative payments is included in other accrued expenses and other long-term liabilities. Total rent expense for fiscal 2018, fiscal 2017, and fiscal 2016 is net of an immaterial amount of sublease income.
Goodwill
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
In fiscal 2018, we completed our annual assessment of the recoverability of goodwill for the U.S., Canada, and Mexico reporting units. We performed qualitative assessments, concluding that the fair value of the reporting units substantially exceeded the respective reporting unit's carrying value, including goodwill. As a result, there were no impairment charges related to goodwill for fiscal 2018, fiscal 2017, or fiscal 2016.

Changes in the carrying amount of our goodwill follow.

in millions	Fiscal	Fiscal	Fiscal
	2018	2017	2016
Goodwill, balance at beginning of year	$2,275	$2,093	$2,102
Acquisitions (1)	4	164	—
Disposition	(15)	—	—
Other (2)	(12)	18	(9)
Goodwill, balance at end of year	$2,252	$2,275	$2,093
—————
(1) Includes purchase price allocation adjustments.
(2) Primarily reflects the impact of foreign currency translation.
Other Intangible Assets
We amortize the cost of other finite-lived intangible assets over their estimated useful lives, which range up to 12 years. Intangible assets with indefinite lives are tested in the third quarter of each fiscal year for impairment, or more often if indicators warrant. Intangible assets other than goodwill are included in other assets.
In January 2019, we recognized a pretax impairment loss of $247 million for certain trade names as a result of a shift in strategy for our MRO business. Our remaining finite-lived and indefinite-lived intangibles were not material at February 3, 2019.
Debt
We record any premiums or discounts associated with an issuance of long-term debt as a direct addition or deduction to the carrying value of the related senior notes. We also record debt issuance costs associated with an issuance of long-term debt as a direct deduction to the carrying value of the related senior notes. Premium, discount, and debt issuance costs are amortized over the term of the respective notes using the effective interest rate method.
Derivatives
We use derivative financial instruments in the management of our interest rate exposure on long-term debt and our exposure to foreign currency fluctuations. For derivatives that are designated as hedges, changes in their fair values that are considered effective are either accounted for in earnings or recognized in other comprehensive income or loss until the hedged item is recognized in earnings, depending on the nature of the hedge. Any ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. Financial instruments that do not qualify for hedge accounting are recorded at fair value with unrealized gains or losses reported in earnings. All qualifying derivative financial instruments are recognized at their fair values in either assets or liabilities at the balance sheet date and are reported on a gross basis. The fair values of our derivative financial instruments are discussed in Note 4 and Note 7.
Insurance
We are self-insured for certain losses related to general liability (including product liability), workers’ compensation, employee group medical, and automobile claims. We recognize the expected ultimate cost for claims incurred (undiscounted) at the balance sheet date as a liability. The expected ultimate cost for claims incurred is estimated based upon analysis of historical data and actuarial estimates. We also maintain network security and privacy liability insurance coverage to limit our exposure to losses such as those that may be caused by a significant compromise or breach of our data security. Insurance-related expenses are included in SG&A.
Treasury Stock
Treasury stock is reflected as a reduction of stockholders' equity at cost. We use the weighted-average purchase cost to determine the cost of treasury stock that is reissued, if any.
Net Sales
On January 29, 2018, we adopted ASU No. 2014-09 using the modified retrospective transition method which requires that we recognize revenue differently pre- and post-adoption. See "—Recently Adopted Accounting Pronouncements—ASU No. 2014-09" below for more information.

Fiscal 2018 and Subsequent Periods. We recognize revenue, net of expected returns and sales tax, at the time the customer takes possession of merchandise or when a service is performed. The liability for sales returns, including the impact to gross profit, is estimated based on historical return levels and recognized at the transaction price. We also recognize a return asset, and corresponding adjustment to cost of sales, for our right to recover the goods returned by the customer, measured at the former carrying amount of the goods, less any expected recovery cost. At each financial reporting date, we assess our estimates of expected returns, refund liabilities, and return assets.
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
For product sold in stores or online, payment is typically due at the point of sale. For services, payment in full is due upon completion of the job. When we receive payment from customers before the customer has taken possession of the merchandise or the service has been performed, the amount received is recorded as deferred revenue until the sale or service is complete. Such performance obligations are part of contracts with expected original durations of three months or less. We further record deferred revenue for the sale of gift cards and recognize the associated revenue upon the redemption of those gift cards in net sales. Gift card breakage income, which is our estimate of the non-redeemed gift card balance, was immaterial in fiscal 2018.
We also have agreements with third-party service providers who directly extend credit to customers and manage our PLCC program. Deferred interest charges incurred for our deferred financing programs offered to these customers, interchange fees charged to us for their use of the cards, and any profit sharing with the third-party service providers are included in net sales.
Fiscal 2017 and Fiscal 2016. We recognize revenue, net of estimated returns and sales tax, at the time the customer takes possession of merchandise or when a service is performed. The liability for sales returns, including the impact to gross profit, is estimated based on historical return levels.
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
When we receive payment from customers before the customer has taken possession of the merchandise or the service has been performed, the amount received is recorded as deferred revenue until the sale or service is complete. We also record deferred revenue for the sale of gift cards and recognize this revenue upon the redemption of gift cards in net sales. Gift card breakage income, which is our estimate of the non-redeemed gift card balance, was immaterial in fiscal 2017 and fiscal 2016.
Cost of Sales
Cost of sales includes the actual cost of merchandise sold and services performed; the cost of transportation of merchandise from vendors to our distribution network, stores, or customers; shipping and handling costs from our stores or distribution network to customers; and the operating cost and depreciation of our sourcing and distribution network and online fulfillment centers. In fiscal 2017 and fiscal 2016, cost of sales also included cost of deferred interest programs offered through our PLCC programs.
Cost of Credit
We have agreements with third-party service providers who directly extend credit to customers, manage our PLCC program, and own the related receivables. We have evaluated the third-party entities holding the receivables under the program and concluded that they should not be consolidated. The agreement with the primary third-party service provider for our PLCC program expires in 2028, with us having the option, but no obligation, to purchase the receivables at the end of the agreement. The deferred interest charges we incur for our deferred financing programs offered to our customers are included in net sales in fiscal 2018 and subsequent periods and in cost of sales in fiscal 2017 and fiscal 2016. The interchange fees charged to us for our customers’ use of the cards and any profit sharing with the third-party service providers are included in net sales in fiscal 2018 and subsequent periods and in SG&A in fiscal 2017 and fiscal 2016. The sum of the deferred interest charges, interchange fees, and any profit sharing is referred to as the cost of credit of the PLCC program.
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
Certain other co-op advertising allowances that are reimbursements of specific, incremental, and identifiable costs incurred to promote vendors’ products are recorded as an offset against advertising expense in SG&A. The co-op advertising allowances recorded as an offset to advertising expense follow.

in millions	Fiscal	Fiscal	Fiscal
	2018	2017	2016
Specific, incremental, and identifiable co-op advertising allowances	$235	$198	$166
Advertising Expense
Television and radio advertising production costs, along with media placement costs, are expensed when the advertisement first appears. Certain co-op advertising allowances are recorded as an offset against advertising expense. Gross advertising expense included in SG&A follows.

in millions	Fiscal	Fiscal	Fiscal
	2018	2017	2016
Gross advertising expense	$1,156	$995	$955
Stock-Based Compensation
We are currently authorized to issue incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and deferred shares to certain of our associates, officers, and directors under certain stock incentive plans. We measure and recognize compensation expense for all share-based payment awards made to associates and directors based on estimated fair values. The value of the portion of the award that is ultimately expected to vest is recognized as stock-based compensation expense over the requisite service period or as restrictions lapse. Additional information on our stock-based payment awards is included in Note 8.
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
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period’s financial statement presentation. See "Recently Adopted Accounting Pronouncements" below for a discussion of our adoption of new accounting standards.
Recently Adopted Accounting Pronouncements
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

Excluding the effect of the opening balance sheet adjustment noted above, the impact of the adoption of ASU No. 2014-09 on our consolidated balance sheet as of February 3, 2019 follows.

in millions	As Reported	ASU No. 2014-09 Impact	Excluding ASU No. 2014-09 Impact
Receivables, net	$1,936	$(40)	$1,976
Other current assets	890	256	634
Other accrued expenses	2,611	216	2,395
The impact of the adoption of ASU No. 2014-09 on our consolidated statements of earnings for fiscal 2018 follows.

in millions	As Reported	ASU No. 2014-09 Impact	Excluding ASU No. 2014-09 Impact
Net sales	$108,203	$216	$107,987
Cost of sales	71,043	(382)	71,425
Gross profit	37,160	598	36,562
Selling, general and administrative	19,513	598	18,915
Recently Issued Accounting Pronouncements
ASU No. 2018-15. In August 2018, the FASB issued ASU No. 2018-15, "Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract," which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU No. 2018-15 is effective for us in the first quarter of fiscal 2020 and early adoption is permitted. We are evaluating the effect that ASU No. 2018-15 will have on our consolidated financial statements and related disclosures.
ASU No. 2018-02. In February 2018, the FASB issued ASU No. 2018-02, "Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which allows for an optional reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects as a result of the Tax Act. ASU No. 2018-02 is effective for us in the first quarter of fiscal 2019 and early adoption is permitted. Two transition methods are available: at the beginning of the period of adoption, or retrospective to each period in which the income tax effects of the Tax Act related to items remaining in accumulated other comprehensive income are recognized. We will adopt this standard in the first quarter of 2019, applying the adjustment at the beginning of the period of adoption. We have evaluated the effect that ASU No. 2018-02 will have on our consolidated financial statements and related disclosures and noted no material impact.
ASU No. 2017-12. In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities," which amends the hedge accounting recognition and presentation requirements. ASU No. 2017-12 eliminates the concept of recognizing periodic hedge ineffectiveness for cash flow and net investment hedges and allows an entity to apply the shortcut method to partial-term fair value hedges of interest rate risk. ASU No. 2017-12 is effective for us in the first quarter of fiscal 2019. Early adoption is permitted in any interim period after issuance of this update. We have evaluated the effect that ASU No. 2017-12 will have on our consolidated financial statements and related disclosures and noted no material impact.
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
ASU No. 2016-02. In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which establishes a right-of-use model and requires an entity that is a lessee to recognize the right-of-use assets and liabilities arising from leases on its balance sheet. ASU No. 2016-02 also requires disclosures about the amount, timing, and uncertainty of cash flows arising from leases. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. This new standard is effective for us on February 4, 2019 (the “effective date”).
ASU No. 2016-02 was subsequently amended by ASU No. 2018-01, "Land Easement Practical Expedient for Transition to Topic 842"; ASU No. 2018-10, "Codification Improvements to Topic 842"; and ASU No. 2018-11, "Targeted Improvements". ASU 2016-02 and relevant updates require a modified retrospective transition, with the cumulative effect of transition, including initial recognition of lease assets and liabilities for existing operating leases as of (i) the effective date or (ii) the beginning of the earliest comparative period presented. These updates also provide a number of practical expedients for transition and implementation that will be elected.
We will adopt this standard using the modified retrospective method with a cumulative-effect adjustment to the opening balance of retained earnings as of the effective date. We plan to elect the package of practical expedients in transition, which permits us to not reassess our prior conclusions pertaining to lease identification, lease classification, and initial direct costs on leases that commenced prior to our adoption of the new standard. We do not expect to elect the use-of-hindsight or land easements transition practical expedients. Additionally, we will elect ongoing practical expedients including the option to not recognize right-of-use assets and lease liabilities related to leases with an original term of twelve months or less.
We believe that ASU 2016-02 will have a material impact on our consolidated balance sheet as a result of the requirement to recognize right-of-use assets and lease liabilities for our operating leases upon adoption. We estimate total assets and liabilities will increase approximately $6 billion upon adoption. This estimate may change as the implementation is finalized as a result of changes to our lease portfolio prior to adoption. We do not believe that there will be a material impact to our results of operations, stockholders’ equity, or cash flows upon adoption of ASU No. 2016-02.
We reviewed and selected a new lease accounting system and are currently accumulating and processing lease data into the system. We are continuing to evaluate our internal control framework, including implementing changes to our processes, controls, and systems in connection therewith, to determine any necessary changes upon adoption of ASU 2016-02.
Recent accounting pronouncements pending adoption not discussed above are either not applicable or are not expected to have a material impact on us.

2.	NET SALES AND SEGMENT REPORTING
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

in millions	February 3, 2019	January 28, 2018	January 29, 2017
Long-lived assets – in the U.S.	$19,930	$19,526	$19,519
Long-lived assets – outside the U.S.	2,445	2,549	2,395
Total long-lived assets	$22,375	$22,075	$21,914
No sales to an individual customer accounted for more than 10% of revenue during any of the last three fiscal years. Net sales, classified by geography, follow.

	Fiscal	Fiscal	Fiscal
in millions	2018	2017	2016
Net sales – in the U.S.	$99,386	$92,413	$86,615
Net sales – outside the U.S.	8,817	8,491	7,980
Net sales	$108,203	$100,904	$94,595

Net sales by products and services follow.

	Fiscal	Fiscal	Fiscal
in millions	2018	2017	2016
Net sales – products	$102,933	$95,956	$90,028
Net sales – services	5,270	4,948	4,567
Net sales	$108,203	$100,904	$94,595
Net sales by major product lines (and related services) follow.

	Fiscal	Fiscal	Fiscal
in millions	2018	2017	2016
Building Materials	$39,967	$37,331	$34,768
Décor	36,238	33,583	31,599
Hardlines	31,998	29,990	28,228
Net sales	$108,203	$100,904	$94,595
Major product lines and the related merchandising departments (and related services) follow.

Major Product Line	Merchandising Departments
Building Materials	Building Materials, Electrical, Lighting, Lumber, Millwork, and Plumbing
Décor	Appliances, Décor, Flooring, Kitchen and Bath, and Paint
Hardlines	Hardware, Indoor Garden, Outdoor Garden, and Tools
Net sales by merchandising department (and related services) follow.

	Fiscal		Fiscal		Fiscal
	2018		2017		2016
dollars in millions	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Appliances	$9,001	8.3	$8,146	8.1	$7,366	7.8
Building Materials	7,772	7.2	7,272	7.2	6,785	7.2
Décor	3,580	3.3	3,174	3.1	3,011	3.2
Electrical	5,576	5.2	4,994	4.9	4,524	4.8
Flooring	7,475	6.9	6,980	6.9	6,410	6.8
Hardware	6,194	5.7	5,874	5.8	5,617	5.9
Indoor Garden	10,438	9.6	9,777	9.7	9,190	9.7
Kitchen and Bath	7,721	7.1	7,276	7.2	7,103	7.5
Lighting	4,436	4.1	4,448	4.4	4,468	4.7
Lumber	8,388	7.8	7,790	7.7	6,828	7.2
Millwork	5,743	5.3	5,383	5.3	5,139	5.4
Outdoor Garden	7,257	6.7	6,988	6.9	6,762	7.1
Paint	8,461	7.8	8,007	7.9	7,709	8.1
Plumbing	8,052	7.4	7,444	7.4	7,024	7.4
Tools	8,109	7.5	7,351	7.3	6,659	7.0
Total	$108,203	100.0%	$100,904	100.0%	$94,595	100.0%
—————
Note: Certain percentages may not sum to totals due to rounding. Net sales for certain merchandising departments were reclassified in fiscal 2018. As a result, prior year net sales have been reclassified to conform with the current year presentation. Prior year percent of net sales data also reflect the new classifications.

3.	PROPERTY AND LEASES
Net Property and Equipment
The components of net property and equipment follow.

in millions	February 3, 2019	January 28, 2018
Land	$8,363	$8,352
Buildings	18,199	18,073
Furniture, fixtures, and equipment	12,460	11,506
Leasehold improvements	1,705	1,637
Construction in progress	820	538
Capital leases	1,392	1,308
Property and equipment, at cost	42,939	41,414
Less accumulated depreciation and capital lease amortization	20,564	19,339
Net property and equipment	$22,375	$22,075
Depreciation and capital lease amortization expense, including depreciation expense included in cost of sales, follows.

in millions	Fiscal	Fiscal	Fiscal
	2018	2017	2016
Depreciation and capital lease amortization expense	$2,076	$1,983	$1,899
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
Assets under capital leases (net of accumulated amortization) recorded in net property and equipment follow.

in millions	February 3, 2019	January 28, 2018
Capital leases, net	$856	$821
Certain lease agreements include escalating rents over the lease terms. Real estate taxes, insurance, maintenance, and operating expenses applicable to the leased property are our obligations under the lease agreements.
Our total rent expense related to operating leases follows.

in millions	Fiscal	Fiscal	Fiscal
	2018	2017	2016
Total rent expense	$1,091	$1,053	$984

The approximate future minimum lease payments under capital and operating leases at February 3, 2019 follow.

in millions	Operating Leases	Capital Leases
Fiscal 2019	$976	$150
Fiscal 2020	912	167
Fiscal 2021	792	143
Fiscal 2022	682	142
Fiscal 2023	584	137
Thereafter	3,090	970
	$7,036	1,709
Less imputed interest		660
Net present value of capital lease obligations		1,049
Less current installments		57
Long-term capital lease obligations, excluding current installments		$992

4.	DEBT AND DERIVATIVE INSTRUMENTS
Short-Term Debt
We have commercial paper programs with an aggregate borrowing capacity of $3.0 billion. All of our short-term borrowings in fiscal 2018 and fiscal 2017 were under these commercial paper programs. In connection with these programs, we have back-up credit facilities with a consortium of banks for borrowings up to $3.0 billion, which consist of a 364-day $1.0 billion credit facility and a five-year $2.0 billion credit facility. In December 2018, we completed the renewal of our 364-day $1.0 billion credit facility, extending the maturity from December 2018 to December 2019. In December 2017, we replaced our five-year $2.0 billion credit facility that was scheduled to expire in December 2019, with a new, substantially identical five-year $2.0 billion credit facility that expires in December 2022.
Certain information on our commercial paper programs follows.

dollars in millions	February 3, 2019	January 28, 2018
Weighted average interest rate	2.41%	1.45%
Balance outstanding at fiscal year-end	$1,339	$1,559
Maximum amount outstanding at any month-end	$2,264	$1,559
Average daily short-term borrowings	$621	$173

Long-Term Debt
Details of the components of our long-term debt follow.

			Carrying Amount
in millions	Interest Payable	Principal Amount	February 3, 2019	January 28, 2018
2.25% Senior notes due September 2018	Semi-annually	$—	$—	$1,150
2.00% Senior notes due June 2019	Semi-annually	1,000	999	998
Floating rate senior notes due June 2020	Quarterly	500	499	499
1.80% Senior notes due June 2020	Semi-annually	750	749	748
3.95% Senior notes due September 2020	Semi-annually	500	499	501
4.40% Senior notes due April 2021	Semi-annually	1,000	999	998
2.00% Senior notes due April 2021	Semi-annually	1,350	1,345	1,343
Floating rate senior notes due March 2022	Quarterly	300	299	—
3.25% Senior notes due March 2022	Semi-annually	700	696	—
2.625% Senior notes due June 2022	Semi-annually	1,250	1,245	1,243
2.70% Senior notes due April 2023	Semi-annually	1,000	997	996
3.75% Senior notes due February 2024	Semi-annually	1,100	1,094	1,093
3.35% Senior notes due September 2025	Semi-annually	1,000	995	995
3.00% Senior notes due April 2026	Semi-annually	1,300	1,288	1,287
2.125% Senior notes due September 2026	Semi-annually	1,000	987	986
2.80% Senior notes due September 2027	Semi-annually	1,000	981	980
3.90% Senior notes due December 2028	Semi-annually	1,000	1,005	—
5.875% Senior notes due December 2036	Semi-annually	3,000	2,951	2,949
5.40% Senior notes due September 2040	Semi-annually	500	495	495
5.95% Senior notes due April 2041	Semi-annually	1,000	989	988
4.20% Senior notes due April 2043	Semi-annually	1,000	989	988
4.875% Senior notes due February 2044	Semi-annually	1,000	979	978
4.40% Senior notes due March 2045	Semi-annually	1,000	977	977
4.25% Senior notes due April 2046	Semi-annually	1,600	1,585	1,584
3.90% Senior notes due June 2047	Semi-annually	750	738	738
4.50% Senior notes due December 2048	Semi-annually	1,500	1,462	—
3.50% Senior notes due September 2056	Semi-annually	1,000	972	971
Total senior notes		$27,100	26,814	24,485
Capital lease obligations; payable in varying installments through January 31, 2055			1,049	984
Total long-term debt			27,863	25,469
Less current installments of long-term debt			1,056	1,202
Long-term debt, excluding current installments			$26,807	$24,267
December 2018 Issuance. In December 2018, we issued four tranches of senior notes.

•
The first tranche consisted of $300 million of floating rate senior notes due March 1, 2022 (the "2022 floating rate notes"). The 2022 floating rate notes bear interest at a variable rate determined quarterly equal to the three-month LIBOR plus 31 basis points. Interest on the 2022 floating rate notes is due quarterly on March 1, June 1, September 1, and December 1 of each year, beginning March 1, 2019.

•
The second tranche consisted of $700 million of 3.25% senior notes due March 1, 2022 (the "2022 notes") at a discount of $2 million. Interest on the 2022 notes is due semi-annually on March 1 and September 1 of each year, beginning March 1, 2019.

•
The third tranche consisted of $1.0 billion of 3.90% senior notes due December 6, 2028 (the"2028 notes") at a discount of $7 million. Interest on the 2028 notes is due semi-annually on June 6 and December 6 of each year, beginning June 6, 2019.

•
The fourth tranche consisted of $1.5 billion of 4.50% senior notes due December 6, 2048 (the "2048 notes") at a discount of $25 million (together with the 2022 floating rate notes, the 2022 notes and the 2028 notes, the "December 2018 issuance"). Interest on the 2048 notes is due semi-annually on June 6 and December 6 of each year, beginning June 6, 2019.

•	Issuance costs totaled $22 million. The net proceeds of the December 2018 issuance will be used for general corporate purposes, including repurchases of common stock.
September 2017 Issuance. In September 2017, we issued a single tranche of senior notes.

•
The tranche consisted of $1.0 billion of 2.80% senior notes due September 14, 2027 (the "2027 notes" and the "September 2017 issuance") at a discount of $3 million. Interest on the 2027 notes is due semi-annually on March 14 and September 14 of each year, beginning March 14, 2018.

•
Issuance costs totaled $6 million. The net proceeds of the September 2017 issuance were used to repay our floating rate notes due September 15, 2017, and for general corporate purposes, including repurchases of our common stock.

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

•
The third tranche consisted of $750 million of 3.90% senior notes due June 15, 2047 (the "2047 notes") at a discount of $5 million (together with the 2020 floating rate notes and the 2020 notes, the "June 2017 issuance"). Interest on the 2047 notes is due semi-annually on June 15 and December 15 of each year, beginning December 15, 2017.

•	Issuance costs totaled $12 million. The net proceeds of the June 2017 issuance were used for general corporate purposes, including repurchases of our common stock.
Redemption. All of our senior notes, other than our outstanding floating rate notes, may be redeemed by us at any time, in whole or in part, at the redemption price plus accrued interest up to the redemption date. With respect to the 2020 notes and the 2022 notes, the redemption price is equal to the greater of (1) 100% of the principal amount of the notes to be redeemed, or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed that would be due after the related redemption date. With respect to all other notes, the redemption price is equal to the greater of (1) 100% of the principal amount of the notes to be redeemed, or (2) the sum of the present values of the remaining scheduled payments of principal and interest to the Par Call Date, as defined in the respective notes. Additionally, if a Change in Control Triggering Event occurs, as defined in the notes, holders of all notes have the right to require us to redeem those notes at 101% of the aggregate principal amount of the notes plus accrued interest up to the redemption date. We are generally not limited under the indentures governing the notes in our ability to incur additional indebtedness or required to maintain financial ratios or specified levels of net worth or liquidity. The indentures governing the notes contain various customary covenants; however, none are expected to impact our liquidity or capital resources.
Maturities of Long-Term Debt. Our long-term debt maturities, excluding capital leases, follow.

in millions	Principal
Fiscal 2019	$1,000
Fiscal 2020	1,750
Fiscal 2021	2,350
Fiscal 2022	2,250
Fiscal 2023	1,000
Thereafter	18,750

Derivative Instruments
We had outstanding cross currency swap agreements with a combined notional amount of $326 million at February 3, 2019 and $626 million at January 28, 2018, accounted for as cash flow hedges, to hedge foreign currency fluctuations on certain intercompany debt. The approximate fair values of these agreements were assets of $121 million at February 3, 2019 and $233 million at January 28, 2018, which were the estimated amounts we would have received to settle the agreements and were included in other assets.
We had outstanding interest rate swap agreements with combined notional amounts of $1.3 billion at both February 3, 2019 and January 28, 2018. These agreements were accounted for as fair value hedges that swap fixed for variable rate interest to hedge changes in the fair values of certain senior notes. The fair values of these agreements were not material at February 3, 2019 and January 28, 2018.
We had outstanding foreign currency forward contracts with a combined notional amount of $16 million at February 3, 2019. These agreements were accounted for as cash flow hedges that hedge the variability of forecasted cash flow associated with certain payments made in our foreign operations. At January 28, 2018, we had outstanding foreign currency forward contracts with a combined notional amount of $300 million. These agreements were accounted for as net investment hedges that hedge against foreign currency exposure on our net investment in certain subsidiaries and were all settled during fiscal 2018. At February 3, 2019 and January 28, 2018, the fair values of these agreements were not material.

5.	INCOME TAXES
Tax Reform
On December 22, 2017, the U.S. enacted comprehensive tax legislation with the Tax Act, making broad and complex changes to U.S. tax law, including lowering the U.S. corporate income tax rate to 21%, transitioning to a modified territorial system, and providing for current expensing of certain qualifying capital expenditures. Also in December 2017, the SEC issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. As disclosed in our 2017 Form 10-K, we were able to reasonably estimate certain effects and, therefore, recorded a total provisional charge of $127 million. The provisional charge included (i) a charge for the deemed repatriation of historical earnings of foreign subsidiaries, (ii) a provisional benefit for the remeasurement of deferred tax assets and liabilities, and (iii) an estimated benefit due to a lower U.S. statutory tax rate. As of February 3, 2019, we have completed our accounting for all of the enactment-date income tax effects of the Tax Act. During fiscal 2018, we adjusted the provisional charge by a net benefit of $85 million, for a final tax charge of $42 million. These adjustments were made upon our further analysis of certain aspects of the Tax Act, refinement of our calculations, and the issuance of guidance by the U.S. Department of the Treasury. The components of the provisional charge recognized in fiscal 2017 and the adjustments made during fiscal 2018 follow.

in millions	Deemed Repatriation	Deferred Tax Remeasure-ment	Statutory Tax Rate Impact	Total
Provisional tax charge (benefit) - recognized in fiscal 2017	$400	$(147)	$(126)	$127
Tax charge (benefit) adjustment - finalized in fiscal 2018	(62)	(22)	(1)	(85)
Total tax charge (benefit)	$338	$(169)	$(127)	$42
We have elected to pay our transition tax over the eight-year period provided in the Tax Act. As of February 3, 2019, the remaining balance of our transition tax obligation was $14 million, after required application of overpayments.
The Tax Act also created a new requirement that certain income (referred to as global intangible low-taxed income or “GILTI”) earned by controlled foreign corporations, or CFCs, must be included currently in the gross income of the CFCs’ U.S. shareholder. Due to the complexity of the new GILTI tax rules, we recorded no GILTI related deferred taxes as of January 28, 2018. After further considerations in fiscal 2018, we have elected to account for GILTI in the period the tax is incurred.
We expect additional regulatory guidance and technical clarifications from the U.S. Department of the Treasury and IRS within the next 12 months. Any subsequent adjustment to these amounts will be recorded to the provision for income taxes in the period in which the guidance is issued or finalized.

Provision for Income Taxes
Our earnings before the provision for income taxes follow.

in millions	Fiscal	Fiscal	Fiscal
	2018	2017	2016
U.S.	$13,456	$12,682	$11,568
Foreign	1,100	1,016	923
Total	$14,556	$13,698	$12,491
Our provision for income taxes follows.

in millions	Fiscal	Fiscal	Fiscal
	2018	2017	2016
Current:
Federal	$2,495	$4,128	$3,870
State	544	499	462
Foreign	372	331	315
Total current	3,411	4,958	4,647
Deferred:
Federal	67	(67)	(102)
State	1	89	13
Foreign	(44)	88	(24)
Total deferred	24	110	(113)
Provision for income taxes	$3,435	$5,068	$4,534
Our combined federal, state, and foreign effective tax rates follow.

	Fiscal	Fiscal	Fiscal
	2018	2017	2016
Combined federal, state, and foreign effective tax rates	23.6%	37.0%	36.3%
The reconciliation of our provision for income taxes at the federal statutory rates of 21% for fiscal 2018, approximately 34% for fiscal 2017, and 35% for fiscal 2016 to the actual tax expense follows.

in millions	Fiscal	Fiscal	Fiscal
	2018	2017	2016
Income taxes at federal statutory rate	$3,057	$4,648	$4,372
State income taxes, net of federal income tax benefit	443	369	309
Tax on mandatory deemed repatriation	(62)	400	—
Other, net	(3)	(349)	(147)
Total	$3,435	$5,068	$4,534

Deferred Taxes
The tax effects of temporary differences that give rise to significant portions of our deferred tax assets and deferred tax liabilities follow.

in millions	February 3, 2019	January 28, 2018
Assets:
Deferred compensation	$183	$185
Accrued self-insurance liabilities	298	295
State income taxes	96	109
Non-deductible reserves	231	220
Net operating losses	17	19
Other	116	124
Total deferred tax assets	941	952
Valuation allowance	—	—
Total deferred tax assets after valuation allowance	941	952

Liabilities:
Merchandise inventories	(9)	(9)
Property and equipment	(893)	(770)
Goodwill and other intangibles	(179)	(243)
Other	(230)	(251)
Total deferred tax liabilities	(1,311)	(1,273)
Net deferred tax liabilities	$(370)	$(321)
Our noncurrent deferred tax assets and noncurrent deferred tax liabilities, netted by tax jurisdiction, follow.

in millions	February 3, 2019	January 28, 2018
Other assets	$121	$119
Deferred income taxes	(491)	(440)
Net deferred tax liabilities	$(370)	$(321)
We believe that the realization of the deferred tax assets is more likely than not, based upon the expectation that we will generate the necessary taxable income in future periods.
At February 3, 2019, we had federal, state, and foreign net operating loss carryforwards available to reduce future taxable income, expiring at various dates beginning in 2019 to 2038. We have concluded that it is more likely than not that the tax benefits related to the federal, state, and foreign net operating losses will be realized.
Reinvestment of Unremitted Earnings
Substantially all of our current year foreign cash flows in excess of working capital and cash needed for strategic investments are not intended to be indefinitely reinvested offshore. Therefore, the tax effects of repatriation (including applicable state and local taxes and foreign withholding taxes) of such cash flows have been provided for in the accompanying consolidated statements of earnings. We intend to reinvest substantially all of the approximately $3 billion of non-cash unremitted earnings of our non-U.S. subsidiaries indefinitely. Accordingly, no provision for state and local taxes or foreign withholding taxes was recorded on these unremitted earnings in the accompanying consolidated statements of earnings. It is impracticable for us to determine the amount of unrecognized deferred tax liabilities on these indefinitely reinvested earnings due to the complexities associated with the hypothetical calculation.
Tax Return Examination Status
Our income tax returns are routinely examined by U.S. federal, state and local, and foreign tax authorities. With few exceptions, as of February 3, 2019, the Company is no longer subject to U.S. federal examinations by tax authorities for years before fiscal 2010. During fiscal 2018, the Company settled a transfer pricing issue between the U.S. and Mexican tax authorities. The resolution of this issue reduced our unrecognized tax benefits by $89 million. The net impact of the settlement resulted in an immaterial tax charge in fiscal 2018. Our U.S. federal tax returns for fiscal years 2010 through 2014 are currently under examination by the IRS. With respect to these years, the IRS has issued a proposed adjustment relating to transfer pricing between our entities in the U.S. and China. We intend to defend our position using all available remedies including bi-lateral relief. There are also ongoing U.S. state and local audits and other foreign audits covering fiscal years 2005 through 2017. We do not expect the results from any ongoing income tax audit to have a material impact on our consolidated financial condition, results of operations, or cash flows.
Over the next twelve months, it is reasonably possible that the resolution of federal and state tax examinations could reduce our unrecognized tax benefits by $65 million. Final settlement of these audit issues may result in payments that are more or less than this amount, but we do not anticipate the resolution of these matters will result in a material change to our consolidated financial condition or results of operations.
Unrecognized Tax Benefits
Reconciliations of the beginning and ending amount of our gross unrecognized tax benefits follow.

in millions	Fiscal	Fiscal	Fiscal
	2018	2017	2016
Unrecognized tax benefits balance at beginning of fiscal year	$637	$659	$689
Additions based on tax positions related to the current year	91	74	147
Additions for tax positions of prior years	100	15	14
Reductions for tax positions of prior years	(245)	(93)	(161)
Reductions due to settlements	(66)	(1)	(16)
Reductions due to lapse of statute of limitations	(23)	(17)	(14)
Unrecognized tax benefits balance at end of fiscal year	$494	$637	$659
Unrecognized tax benefits that if recognized would affect our annual effective income tax rate on net earnings were $398 million at February 3, 2019; $483 million at January 28, 2018; and $382 million at January 29, 2017.
Interest and Penalties
Net adjustments to accruals for interest and penalties associated with uncertain tax positions resulted in a benefit of $33 million in fiscal 2018, and expenses of $24 million in fiscal 2017 and $20 million in fiscal 2016. Interest and penalties are included in interest expense and SG&A, respectively.
Our total accrued interest and penalties follow.

in millions	February 3, 2019	January 28, 2018
Total accrued interest and penalties	$101	$134

6.	STOCKHOLDERS' EQUITY
Stock Rollforward
A reconciliation of the number of shares of our common stock follows.

in millions	Fiscal	Fiscal	Fiscal
	2018	2017	2016
Common stock:
Balance at beginning of year	1,780	1,776	1,772
Shares issued under employee stock plans	2	4	4
Balance at end of year	1,782	1,780	1,776
Treasury stock:
Balance at beginning of year	(622)	(573)	(520)
Repurchases of common stock	(55)	(49)	(53)
Balance at end of year	(677)	(622)	(573)
Shares outstanding at end of year	1,105	1,158	1,203
Annual per share cash dividends follow.

	Fiscal	Fiscal	Fiscal
	2018	2017	2016
Cash dividends per share	$4.12	$3.56	$2.76
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
The terms of each ASR agreement entered into during the last three fiscal years, structured as outlined above, follow (in millions).

Agreement Date	Settlement Date	Agreement Amount	Initial Shares Delivered	Additional Shares Delivered	Total Shares Delivered
Q2 2017	Q2 2017	$1,650	9.7	1.1	10.8
Q3 2017	Q4 2017	1,200	6.7	0.7	7.4
Q1 2018	Q2 2018	750	3.4	0.8	4.2
Q2 2018	Q3 2018	1,600	7.1	1.0	8.1

7.	FAIR VALUE MEASUREMENTS
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

	Fair Value at February 3, 2019 Using			Fair Value at January 28, 2018 Using
in millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative agreements – assets	$—	$138	$—	$—	$235	$—
Derivative agreements – liabilities	—	(11)	—	—	(12)	—
Total	$—	$127	$—	$—	$223	$—
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
The aggregate fair values and carrying values of our senior notes follow.

	February 3, 2019		January 28, 2018
in millions	Fair Value (Level 1)	Carrying Value	Fair Value (Level 1)	Carrying Value
Senior notes	$28,348	$26,814	$26,617	$24,485

8.	STOCK-BASED COMPENSATION
Omnibus Stock Incentive Plans
The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan (the "2005 Plan") and The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan (the "1997 Plan" and collectively with the 2005 Plan, the "Plans") provide that incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, deferred shares, and other stock-based awards may be issued to certain of our associates, officers, and non-employee directors. Under the 2005 Plan, the maximum number of shares of our common stock authorized for issuance is 255 million shares, with any award other than a stock option or stock appreciation right reducing the number of shares available for issuance by 2.11 shares. At February 3, 2019, there were 127 million shares available for future grants under the 2005 Plan. No additional equity awards could be issued from the 1997 Plan after the adoption of the 2005 Plan on May 26, 2005.
Stock Options. Under the terms of the Plans, incentive stock options and nonqualified stock options must have an exercise price at or above the fair market value of our stock on the date of the grant. Typically, nonqualified stock options vest at the rate of 25% per year commencing on the first or second anniversary date of the grant and expire on the tenth anniversary date of the grant. Additionally, certain stock options may become non-forfeitable upon the associate reaching age 60, provided the associate has had five years of continuous service. No incentive stock options have been issued under the 2005 Plan.
We estimate the fair value of stock option awards on the date of grant using an option-pricing model. We use the Black-Scholes option pricing model for purposes of valuing stock option awards. Our determination of fair value of stock option awards on the date of grant using the Black-Scholes option pricing model is affected by our stock price as well as assumptions regarding a number of subjective variables.

The per share weighted average fair value of stock options granted and the assumptions used in determining fair value at the date of grant using the Black-Scholes option-pricing model follow.

	Fiscal	Fiscal	Fiscal
	2018	2017	2016
Per share weighted average fair value	$32.28	$21.85	$20.26
Risk-free interest rate	2.7%	1.9%	1.4%
Assumed volatility	21.3%	19.4%	20.7%
Assumed dividend yield	2.3%	2.4%	2.1%
Assumed lives of options	5 years	5 years	5 years
The total intrinsic value of stock options exercised follow.

in millions	Fiscal	Fiscal	Fiscal
	2018	2017	2016
Total intrinsic value of stock options exercised	138	223	140
A summary of stock option activity by number of shares and weighted average exercise price follows.

shares in thousands	Number of Shares	Weighted Average Exercise Price
Outstanding at January 28, 2018	7,196	$82.85
Granted	412	178.67
Exercised	(1,072)	59.54
Forfeited	(156)	130.78
Outstanding at February 3, 2019	6,380	91.78
Shares of common stock issued from stock option exercises are made available from authorized and unissued common stock or treasury stock.
Details regarding outstanding and exercisable stock options at the end of fiscal 2018 follow.

shares in thousands, dollars in millions, except for per share amounts	Number of Shares	Intrinsic Value	Weighted Average Remaining Life	Weighted Average Exercise Price
Outstanding	6,380	$591	5 years	$91.78
Exercisable	3,910	463	4 years	66.04
At February 3, 2019, there were approximately 6 million stock options vested or expected to ultimately vest.
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

At the grant date of the award, recipients of restricted stock are granted voting rights and generally receive dividends on unvested shares, paid in the form of cash on each dividend payment date. Additionally, certain restricted stock awards may become non-forfeitable upon the associate's attainment of age 60, provided the associate has had five years of continuous service.
We have also granted performance shares under the Plans, the payout of which is dependent on our performance against target average ROIC and operating profit over a three-year performance cycle. Additionally, certain awards may become non-forfeitable upon the associate's attainment of age 60, provided the associate has had five years of continuous service and minimum performance targets are achieved. Recipients of performance shares have no voting rights until payout of the awards. Dividend equivalents accrue on the performance shares (as reinvested shares) and are paid upon the payout of the award based upon the actual number of shares earned.
The fair value of the restricted stock and performance shares is based on the closing stock price on the date of grant and is expensed over the period during which the restrictions lapse.
Restricted Stock Units and Deferred Shares. Each restricted stock unit entitles the associate to one share of common stock to be received upon vesting up to five years after the grant date. Additionally, certain awards may become non-forfeitable upon the associate reaching age 60, provided the associate has had five years of continuous service. Recipients of restricted stock units have no voting rights until the vesting of the award. Recipients receive dividend equivalents that accrue on unvested units and are paid out in the form of additional shares of stock on the vesting date. The fair value of the restricted stock units is based on the closing stock price on the date of grant and is expensed over the period during which the units vest.
We grant awards of deferred shares to non-employee directors under the Plans. Each deferred share entitles the non-employee director to one share of common stock to be received following termination of Board service. Recipients of deferred shares have no voting rights and receive dividend equivalents that accrue and are paid out in the form of additional shares of stock upon payout of the underlying shares following termination of service. The fair value of the deferred shares is based on the closing stock price on the date of grant and is expensed immediately upon grant.
Deferred shares granted to non-employee directors follow.

	Fiscal	Fiscal	Fiscal
	2018	2017	2016
Deferred shares granted	26,000	27,000	29,000
Stock-Based Compensation Activity. A summary of restricted stock, performance shares, and restricted stock unit activity follows.

shares in thousands	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 28, 2018	4,729	$123.03
Granted	1,930	167.20
Vested	(2,068)	104.61
Forfeited	(349)	142.58
Nonvested at February 3, 2019	4,242	150.51
Stock-based compensation expense, net of estimated forfeitures follows.

in millions	Fiscal	Fiscal	Fiscal
	2018	2017	2016
Stock-based compensation expense, net	$282	$273	$267
At February 3, 2019, there was $379 million of unamortized stock-based compensation expense, which is expected to be recognized over a weighted average period of two years.
The total fair value of restricted stock, performance shares, and restricted stock units that vested during the fiscal year follow.

in millions	Fiscal	Fiscal	Fiscal
	2018	2017	2016
Total fair value vested	$367	$309	$354
Employee Stock Purchase Plans
We maintain two ESPPs (a U.S. and a non-U.S. plan). The plan for U.S. associates is a tax-qualified plan under Section 423 of the Internal Revenue Code. The non-U.S. plan is not a Section 423 plan. At February 3, 2019, there were 19 million shares available under the U.S. plan and 19 million shares available under the non-U.S. plan. The purchase price of shares under the ESPPs is equal to 85% of the stock’s fair market value on the last day of the purchase period, which is a six-month period ending on December 31 and June 30 of each year. During fiscal 2018, there were 1 million shares purchased under the ESPPs at an average price of $155.79. Under the outstanding ESPPs at February 3, 2019, employees have contributed $22 million to purchase shares at 85% of the stock’s fair market value on the last day of the current purchase period (June 30, 2019).

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
Our contributions to the Benefit Plans and the Restoration Plan follow.

in millions	Fiscal	Fiscal	Fiscal
	2018	2017	2016
Contributions to the Benefit Plans and the Restoration Plan	$211	$202	$195
At February 3, 2019, the Benefit Plans and the Restoration Plan held a total of 7 million shares of our common stock in trust for plan participants.

10.	WEIGHTED AVERAGE COMMON SHARES
The reconciliation of our basic to diluted weighted average common shares follows.

in millions	Fiscal	Fiscal	Fiscal
	2018	2017	2016
Basic weighted average common shares	1,137	1,178	1,229
Effect of potentially dilutive securities	6	6	5
Diluted weighted average common shares	1,143	1,184	1,234

Anti-dilutive securities excluded from diluted weighted average common shares	—	1	1

11.	COMMITMENTS AND CONTINGENCIES
At February 3, 2019, we had outstanding letters of credit totaling $421 million, primarily related to certain business transactions, including insurance programs, trade contracts, and construction contracts.
We are involved in litigation arising in the normal course of business. In management’s opinion, any such litigation is not expected to have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

12.	QUARTERLY FINANCIAL DATA (UNAUDITED)
A summary of our quarterly consolidated results of operations follows.

in millions, except per share data	First Fiscal Quarter	Second Fiscal Quarter	Third Fiscal Quarter	Fourth Fiscal Quarter
Fiscal 2018:
Net sales	$24,947	$30,463	$26,302	$26,491
Gross profit	8,617	10,365	9,151	9,027
Net earnings	2,404	3,506	2,867	2,344
Basic earnings per share	2.09	3.06	2.53	2.10
Diluted earnings per share	2.08	3.05	2.51	2.09

Fiscal 2017:
Net sales	$23,887	$28,108	$25,026	$23,883
Gross profit	8,154	9,461	8,648	8,093
Net earnings	2,014	2,672	2,165	1,779
Basic earnings per share	1.68	2.26	1.85	1.53
Diluted earnings per share	1.67	2.25	1.84	1.52
—————
The fourth fiscal quarter of fiscal 2018 includes 14 weeks. The comparable prior-year period included 13 weeks.

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
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the fiscal quarter ended February 3, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 3, 2019 based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of February 3, 2019 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The effectiveness of our internal control over financial reporting as of February 3, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ CRAIG A. MENEAR	/s/ CAROL B. TOMÉ
Craig A. Menear Chairman, Chief Executive Officer and President	Carol B. Tomé Chief Financial Officer and Executive Vice President – Corporate Services

Report of Independent Registered Public Accounting Firm
The Stockholders and Board of Directors
The Home Depot, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited The Home Depot, Inc. and Subsidiaries’ internal control over financial reporting as of February 3, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Consolidated Balance Sheets of The Home Depot, Inc. and Subsidiaries as of February 3, 2019 and January 28, 2018, and the related Consolidated Statements of Earnings, Comprehensive Income, Stockholders’ Equity, and Cash Flows for each of the fiscal years in the three-year period ended February 3, 2019, and the related notes (collectively, the “Consolidated Financial Statements”), and our report dated March 28, 2019 expressed an unqualified opinion on those Consolidated Financial Statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP
Atlanta, Georgia
March 28, 2019

Item 9B. Other Information.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item, other than the information regarding the executive officers set forth below, is incorporated by reference to the sections entitled "Election of Directors," "Corporate Governance," "General," and "Audit Committee Report" in our Proxy Statement for the 2019 Annual Meeting of Shareholders ("Proxy Statement").
Executive officers are appointed by, and serve at the pleasure of, the Board of Directors. Our executive officers are as follows:
ANN-MARIE CAMPBELL, age 53, has been Executive Vice President – U.S. Stores since February 2016. From January 2009 to February 2016, she served as Division President of the Southern Division, and from December 2005 to January 2009, she served as Vice President – Vendor Services. Ms. Campbell began her career with The Home Depot in 1985 as a cashier and has held roles of increasing responsibility since she joined the Company, including vice president roles in the Company’s operations, merchandising, and marketing departments. She serves as a director of Potbelly Corporation, a chain of neighborhood sandwich shops.
MATTHEW A. CAREY, age 54, has been Executive Vice President and Chief Information Officer since September 2008. From January 2006 through August 2008, he served as Senior Vice President and Chief Technology Officer at eBay Inc., an online commerce platform. Mr. Carey was previously with Wal-Mart Stores, Inc., a general merchandise retailer, from June 1985 to December 2005. His final position with Wal-Mart was Senior Vice President and Chief Technology Officer.
EDWARD P. DECKER, age 56, has been Executive Vice President – Merchandising since August 2014. From October 2006 through July 2014, he served as Senior Vice President – Retail Finance, Pricing Analytics, and Assortment Planning. Mr. Decker joined The Home Depot in 2000 and held various strategic planning roles, including serving as Vice President – Strategic Business Development from November 2002 to April 2006 and Senior Vice President – Strategic Business and Asset Development from April 2006 to September 2006. Prior to joining the Company, Mr. Decker held various positions in strategic planning, business development, finance, and treasury at Kimberly-Clark Corp. and Scott Paper Co., both of which are consumer products companies.
MARK Q. HOLIFIELD, age 62, has been Executive Vice President – Supply Chain and Product Development since February 2014. From July 2006 through February 2014, he served as Senior Vice President – Supply Chain. Mr. Holifield was previously with Office Depot, Inc., an office products and services company, from 1994 through July 2006, where he served in variety of supply chain positions, including Executive Vice President of Supply Chain Management.
TIMOTHY A. HOURIGAN, age 62, has been Executive Vice President – Human Resources since June 2017. From February 2016 through June 2017, he served as Division President of the Southern Division. Prior to his role as Division President, Mr. Hourigan served in various human resources roles with the Company, including Vice President – Human Resources, U.S. Stores and Operations from September 2013 to February 2016; Vice President – Compensation and Benefits from February 2007 to September 2013; and Vice President – Human Resources from July 2002 to February 2007.
WILLIAM G. LENNIE, age 63, has been Executive Vice President – Outside Sales & Service since July 2015. From March 2011 through January 2016, he served as President of The Home Depot Canada, and he served as Senior Vice President – International Merchandising, Private Brands, and Global Sourcing from March 2009 through March 2011. Mr. Lennie originally joined the Company in 1992 and held roles of increasing responsibility in the Company’s merchandising department. In 2006, Mr. Lennie left the Company to be Senior Vice President of Merchandising, Hardlines for Dick’s Sporting Goods, Inc., a sporting goods retailer, before re-joining The Home Depot in 2009.
CRAIG A. MENEAR, age 61, has been our Chief Executive Officer and President since November 2014 and our Chairman since February 2015. He previously served as our President, U.S. Retail from February 2014 through October 2014. From April 2007 through February 2014, he served as Executive Vice President – Merchandising, and from August 2003 through April 2007, he served as Senior Vice President – Merchandising. From 1997 through August 2003, Mr. Menear served in various management and vice president level positions in the Company’s merchandising department, including Merchandising Vice President of Hardware, Merchandising Vice President of the Southwest Division, and Divisional Merchandise Manager of the Southwest Division.

TERESA WYNN ROSEBOROUGH, age 60, has been Executive Vice President, General Counsel and Corporate Secretary since November 2011. From April 2006 through November 2011, Ms. Roseborough served in several legal positions with MetLife, Inc., a provider of insurance and other financial services, including Senior Chief Counsel – Compliance & Litigation and most recently as Deputy General Counsel. Prior to joining MetLife, Ms. Roseborough was a partner with the law firm Sutherland Asbill & Brennan LLP from February 1996 through March 2006 and a Deputy Assistant Attorney General in the Office of Legal Counsel of the United States Department of Justice from January 1994 through February 1996. Ms. Roseborough serves as a director of The Hartford Financial Services Group, Inc., an investment and insurance company.
CAROL B. TOMÉ, age 62, has been Chief Financial Officer since May 2001 and Executive Vice President – Corporate Services since January 2007. Prior thereto, Ms. Tomé served as Senior Vice President – Finance and Accounting/Treasurer from April 2000 through May 2001 and as Vice President and Treasurer from 1995 through April 2000. From 1992 until 1995, when she joined the Company, Ms. Tomé was Vice President and Treasurer of Riverwood International Corporation, a provider of paperboard packaging. Ms. Tomé serves as a director of United Parcel Service, Inc., a global package delivery and logistics provider. She also serves as a member of the Advisory Board of certain Fidelity funds.
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
PART IV
Item 15. Exhibits, Financial Statement Schedules.
The following documents are filed as part of this report:
1. Financial Statements
The following financial statements are set forth in Item 8 hereof:

•	Report of Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets as of February 3, 2019 and January 28, 2018;

•	Consolidated Statements of Earnings for fiscal 2018, fiscal 2017, and fiscal 2016;

•	Consolidated Statements of Comprehensive Income for fiscal 2018, fiscal 2017, and fiscal 2016;

•	Consolidated Statements of Stockholders’ Equity for fiscal 2018, fiscal 2017, and fiscal 2016;

•	Consolidated Statements of Cash Flows for fiscal 2018, fiscal 2017, and fiscal 2016; and

•	Notes to Consolidated Financial Statements.
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

Exhibit	Description	Reference
3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc.	Form 10-Q for the fiscal quarter ended July 31, 2011, Exhibit 3.1
3.2	By-Laws of The Home Depot, Inc. (Amended and Restated Effective February 28, 2019)	Form 8-K filed on March 4, 2019, Exhibit 3.2
4.1	Indenture, dated as of May 4, 2005, between The Home Depot, Inc. and The Bank of New York Trust Company, N.A., as Trustee	Form S-3 (File No. 333-124699) filed May 6, 2005, Exhibit 4.1
4.2	Indenture, dated as of August 24, 2012 between The Home Depot, Inc. and Deutsche Bank Trust Company Americas, as Trustee	Form S-3 (File No. 333-183621) filed August 29, 2012, Exhibit 4.3
4.3	Form of 5.875% Senior Note due December 16, 2036	Form 8-K filed December 19, 2006, Exhibit 4.3
4.4	Form of 3.95% Senior Note due September 15, 2020	Form 8-K filed September 10, 2010, Exhibit 4.1
4.5	Form of 5.40% Senior Note due September 15, 2040	Form 8-K filed September 10, 2010, Exhibit 4.2
4.6	Form of 4.40% Senior Note due April 1, 2021	Form 8-K filed March 31, 2011, Exhibit 4.1
4.7	Form of 5.95% Senior Note due April 1, 2041	Form 8-K filed March 31, 2011, Exhibit 4.2
4.8	Form of 2.700% Senior Note due April 1, 2023	Form 8-K filed April 5, 2013, Exhibit 4.2
4.9	Form of 4.200% Senior Note due April 1, 2043	Form 8-K filed April 5, 2013, Exhibit 4.3
4.10	Form of 2.250% Senior Note due September 10, 2018	Form 8-K filed September 10, 2013, Exhibit 4.2
4.11	Form of 3.750% Senior Note due February 15, 2024	Form 8-K filed September 10, 2013, Exhibit 4.3
4.12	Form of 4.875% Senior Note due February 15, 2044	Form 8-K filed September 10, 2013, Exhibit 4.4
4.13	Form of 2.00% Senior Note due June 15, 2019	Form 8-K filed June 12, 2014, Exhibit 4.2
4.14	Form of 4.40% Senior Note due March 15, 2045	Form 8-K filed June 12, 2014, Exhibit 4.3
4.15	Form of 2.625% Senior Note due June 1, 2022	Form 8-K filed June 2, 2015, Exhibit 4.2
4.16	Form of 4.250% Senior Note due April 1, 2046	Form 8-K filed June 2, 2015, Exhibit 4.3
4.17	Form of 3.35% Note due September 15, 2025	Form 8-K filed September 15, 2015, Exhibit 4.3
4.18	Form of 2.000% Senior Note due April 1, 2021	Form 8-K filed February 12, 2016, Exhibit 4.2
4.19	Form of 3.000% Senior Note due April 1, 2026	Form 8-K filed February 12, 2016, Exhibit 4.3
4.20	Form of 4.250% Senior Note due April 1, 2046	Form 8-K filed February 12, 2016, Exhibit 4.4
4.21	Form of 2.125% Senior Note due September 15, 2026	Form 8-K filed September 15, 2016, Exhibit 4.2
4.22	Form of 3.500% Senior Note due September 15, 2056	Form 8-K filed September 15, 2016, Exhibit 4.3
4.23	Form of Floating Rate Note due June 5, 2020	Form 8-K filed June 5, 2017, Exhibit 4.2
4.24	Form of 1.800% Senior Note due June 5, 2020	Form 8-K filed June 5, 2017, Exhibit 4.3
4.25	Form of 3.900% Senior Note due June 15, 2047	Form 8-K filed June 5, 2017, Exhibit 4.4
4.26	Form of 2.800% Note due September 14, 2027	Form 8-K filed September 14, 2017, Exhibit 4.2
4.27	Form of Floating Rate Note due March 1, 2022	Form 8-K filed December 6, 2018, Exhibit 4.2

Exhibit		Description	Reference
4.28		Form of 3.250% Senior Note due March 1, 2022	Form 8-K filed December 6, 2018, Exhibit 4.3
4.29		Form of 3.900% Senior Note due December 6, 2028	Form 8-K filed December 6, 2018, Exhibit 4.4
4.30		Form of 4.500% Senior Note due December 6, 2048	Form 8-K filed December 6, 2018, Exhibit 4.5
10.1	†	The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan	Form 10-Q for the fiscal quarter ended August 4, 2002, Exhibit 10.1
10.2	†	Form of Executive Employment Death Benefit Agreement	Form 10-K for the fiscal year ended February 3, 2013, Exhibit 10.2
10.3	†	The Home Depot Deferred Compensation Plan for Officers (As Amended and Restated Effective January 1, 2008)	Form 8-K filed on August 20, 2007, Exhibit 10.1
10.4	†	Amendment No. 1 to The Home Depot Deferred Compensation Plan for Officers (As Amended and Restated Effective January 1, 2008)	Form 10-K for the fiscal year ended January 31, 2010, Exhibit 10.4
10.5	†	The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 10-Q for the fiscal quarter ended May 5, 2013, Exhibit 10.1
10.6	†	Amendment No. 1 to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan and The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan	Form 10-K for the fiscal year ended January 31, 2010, Exhibit 10.6
10.7	†	The Home Depot FutureBuilder Restoration Plan	Form 8-K filed on August 20, 2007, Exhibit 10.2
10.8	†	Amendment No.1 to The Home Depot FutureBuilder Restoration Plan	Form 10-K for the fiscal year ended February 2, 2014, Exhibit 10.8
10.9	†	The Home Depot, Inc. Nonemployee Directors’ Deferred Stock Compensation Plan	Form 8-K filed on August 20, 2007, Exhibit 10.3
10.10	†	The Home Depot, Inc. Amended and Restated Management Incentive Plan (Effective November 21, 2013)	Form 10-K for the fiscal year ended February 2, 2014, Exhibit 10.10
10.11	†	The Home Depot, Inc. Amended and Restated Employee Stock Purchase Plan, as amended and restated effective July 1, 2012	Form 10-Q for the fiscal quarter ended April 29, 2012, Exhibit 10.1
10.12	†	Form of Executive Officer Restricted Stock Award Pursuant to The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan	Form 10-Q for the fiscal quarter ended October 31, 2004, Exhibit 10.1
10.13	†	Form of Executive Officer Nonqualified Stock Option Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan	Form 8-K filed on March 13, 2009, Exhibit 10.4
10.14	†	Form of Deferred Share Award (Nonemployee Director) Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan	Form 8-K filed on November 15, 2007, Exhibit 10.1
10.15	†	Form of Equity Award Terms and Conditions Agreement Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan	Form 8-K filed on March 2, 2011, Exhibit 10.1
10.16	†	Form of Executive Officer Equity Award Terms and Conditions Agreement Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed on March 6, 2013, Exhibit 10.1
10.17	†	Form of Executive Officer Equity Award Agreement (Nonqualified Stock Option) Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed on March 8, 2016, Exhibit 10.1
10.18	†	Form of Executive Officer Equity Award Agreement (Performance Based Restricted Stock) Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed on March 8, 2016, Exhibit 10.2

Exhibit		Description	Reference
10.19	†	Form of Executive Officer Equity Award Agreement (Performance Shares) Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed on March 8, 2016, Exhibit 10.3
10.20	†	Form of Deferred Share Award (Nonemployee Director) Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan	Form 10-K for the fiscal year ended January 29, 2017, Exhibit 10.21
10.21	†	Form of Executive Officer Equity Award Agreement (Performance Shares) Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed on February 28, 2018, Exhibit 10.1
10.22	†	Form of Executive Officer Equity Award Agreement (Performance Based Restricted Stock) Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed on February 28, 2018, Exhibit 10.2
10.23	†	Form of Executive Officer Equity Award Agreement (Nonqualified Stock Option) Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed on February 28, 2018, Exhibit 10.3
10.24	†	Form of Executive Officer Equity Award Agreement (Performance Shares) Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed on March 4, 2019, Exhibit 10.1
10.25	†	Form of Executive Officer Equity Award Agreement (Performance-Based Restricted Stock) Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed on March 4, 2019, Exhibit 10.2
10.26	†	Form of Executive Officer Equity Award Agreement (Nonqualified Stock Option) Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed on March 4, 2019, Exhibit 10.3
10.27	†	Employment Arrangement between Craig A. Menear and The Home Depot, Inc., dated October 16, 2014	Form 10-Q for the fiscal quarter ended November 2, 2014, Exhibit 10.2
10.28	†	Employment Arrangement between Carol B. Tomé and The Home Depot, Inc., dated January 20, 2007	Form 8-K/A filed on January 24, 2007, Exhibit 10.2
10.29	†	Code Section 409A Amendment to Employment Arrangement between Carol B. Tomé and The Home Depot, Inc., dated December 21, 2012	Form 10-K for the fiscal year ended February 3, 2013, Exhibit 10.22
10.30	†	Employment Arrangement between Matthew A. Carey and The Home Depot, Inc., dated August 22, 2008, as amended on September 3, 2008	Form 10-K for the fiscal year ended January 30, 2011, Exhibit 10.36
10.31	†	Employment Arrangement between Mark Q. Holifield and The Home Depot, Inc., dated February 27, 2014	Form 10-K for the fiscal year ended February 1, 2015, Exhibit 10.30
10.32	†	Employment Arrangement between Edward P. Decker and The Home Depot, Inc., dated July 29, 2014	Form 10-K for the fiscal year ended January 28, 2018, Exhibit 10.31
21	*	List of Subsidiaries of the Company
23	*	Consent of Independent Registered Public Accounting Firm
31.1	*	Certification of Chief Executive Officer and President pursuant to Rule 13a-14(a)
31.2	*	Certification of Chief Financial Officer and Executive Vice President - Corporate Services pursuant to Rule 13a-14(a)

Exhibit		Description	Reference
32.1	‡	Certification of Chief Executive Officer and President furnished pursuant Section 906 of the Sarbanes-Oxley Act of 2002
32.2	‡	Certification of Chief Financial Officer and Executive Vice President - Corporate Services furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
—————

†	Management contract or compensatory plan or arrangement

*	Filed herewith

‡	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of the SEC’s Regulation S-K
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HOME DEPOT, INC. (Registrant)

By:	/s/ CRAIG A. MENEAR
Craig A. Menear, Chairman, Chief Executive Officer and President

Date:	March 28, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 28, 2019.

Signature	Title

/s/ CRAIG A. MENEAR	Chairman, Chief Executive Officer and President (Principal Executive Officer)
Craig A. Menear

/s/ CAROL B. TOMÉ	Chief Financial Officer and Executive Vice President – Corporate Services (Principal Financial Officer and Principal Accounting Officer)
Carol B. Tomé

/s/ GERARD J. ARPEY	Director
Gerard J. Arpey

/s/ ARI BOUSBIB	Director
Ari Bousbib

/s/ JEFFERY H. BOYD	Director
Jeffery H. Boyd

/s/ GREGORY D. BRENNEMAN	Director
Gregory D. Brenneman

/s/ J. FRANK BROWN	Director
J. Frank Brown

/s/ ALBERT P. CAREY	Director
Albert P. Carey

/s/ ARMANDO CODINA	Director
Armando Codina

/s/ HELENA B. FOULKES	Director
Helena B. Foulkes

/s/ LINDA R. GOODEN	Director
Linda R. Gooden

/s/ WAYNE M. HEWETT	Director
Wayne M. Hewett

/s/ MANUEL KADRE	Director
Manuel Kadre

/s/ STEPHANIE C. LINNARTZ	Director
Stephanie C. Linnartz

/s/ MARK VADON	Director
Mark Vadon

THE HOME DEPOT, INC.
SELECTED FINANCIAL DATA

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
amounts in millions, except per share data or where noted	2018	2017	2016	2015	2014
STATEMENT OF EARNINGS DATA
Net sales	$108,203	$100,904	$94,595	$88,519	$83,176
Net sales increase (%)	7.2	6.7	6.9	6.4	5.5
Earnings before provision for income taxes ($)	14,556	13,698	12,491	11,021	9,976
Net earnings ($)	11,121	8,630	7,957	7,009	6,345
Net earnings increase (%)	28.9	8.5	13.5	10.5	17.8
Diluted earnings per share ($)	9.73	7.29	6.45	5.46	4.71
Diluted earnings per share increase (%)	33.5	13.0	18.1	15.9	25.3
Diluted weighted average number of common shares	1,143	1,184	1,234	1,283	1,346
Gross profit – % of sales	34.3	34.0	34.2	34.2	34.1
Total operating expenses – % of sales	20.0	19.5	20.0	20.9	21.5
Net earnings – % of sales	10.3	8.6	8.4	7.9	7.6

BALANCE SHEET DATA AND FINANCIAL RATIOS
Total assets	$44,003	$44,529	$42,966	$41,973	$39,449
Working capital ($)	1,813	2,739	3,591	3,960	3,589
Merchandise inventories ($)	13,925	12,748	12,549	11,809	11,079
Net property and equipment ($) (1)	22,375	22,075	21,914	22,191	22,720
Long-term debt, excluding current installments ($)	26,807	24,267	22,349	20,789	16,786
Stockholders’ (deficit) equity ($)	(1,878)	1,454	4,333	6,316	9,322
Total debt-to-equity (%)	(1,550.0)	1,858.9	544.7	335.9	183.6
Inventory turnover	5.1x	5.1x	4.9x	4.9x	4.7x

STATEMENT OF CASH FLOWS DATA
Depreciation and amortization	$2,152	$2,062	$1,973	$1,863	$1,786
Capital expenditures ($)	2,442	1,897	1,621	1,503	1,442

OTHER KEY METRICS
Return on invested capital (%)	44.8	34.2	31.4	28.1	25.0
Cash dividends per share ($)	4.12	3.56	2.76	2.36	1.88
Number of stores	2,287	2,284	2,278	2,274	2,269
Square footage at fiscal year-end	238	237	237	237	236
Comparable sales increase (%) (2)	5.2	6.8	5.6	5.6	5.3
Sales per square foot ($) (3)	446.86	417.02	390.78	370.55	352.22
Customer transactions (3)	1,621	1,579	1,544	1,501	1,442
Average ticket ($) (3)	65.74	63.06	60.35	58.77	57.87
Number of associates at fiscal year-end (in thousands)	413	413	406	385	371
—————
Note: Fiscal 2018 includes 53 weeks. All other fiscal periods disclosed include 52 weeks. This information should be read in conjunction with MD&A and our consolidated financial statements and related notes.

(1)	Includes capital leases.

(2)	The calculations for fiscal 2017, fiscal 2016, fiscal 2015, and fiscal 2014 do not include results for Interline, which was acquired in fiscal 2015.

(3)	These amounts do not include the results for Interline, which was acquired in fiscal 2015.

F-1