Form 10-Q
period 2019-05-05
HOME DEPOT INC
filed 2019-05-29
CIK 354950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 5, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 1-8207
THE HOME DEPOT, INC.
(Exact name of registrant as specified in its charter)

Delaware		95-3261426
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

2455 Paces Ferry Road, Atlanta, Georgia		30339
(Address of principal executive offices)		(Zip Code)
(770) 433-8211
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report): N/A

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.05 Par Value Per Share	HD	New York Stock Exchange

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
1,100,286,099 shares of common stock, $0.05 par value, as of May 21, 2019

i

COMMONLY USED OR DEFINED TERMS

Term	Definition
ASU	Accounting Standards Update
Comparable sales	As defined in the Results of Operations – Sales section of MD&A
EPA	Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
fiscal 2018	Fiscal year ending February 3, 2019 (includes 53 weeks)
fiscal 2019	Fiscal year ending February 2, 2020 (includes 52 weeks)
GAAP	U.S. generally accepted accounting principles
Interline	The legacy Interline Brands business, now operating as a part of The Home Depot Pro
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
NOPAT	Net operating profit after tax
Restoration Plan	Home Depot FutureBuilder Restoration Plan
ROIC	Return on invested capital
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SG&A	Selling, general, and administrative
Tax Act	2017 tax reform, commonly referred to as the Tax Cuts and Jobs Act of 2017
2018 Form 10-K	Annual Report on Form 10-K for fiscal 2018 as filed with the SEC on March 28, 2019

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

iii

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
THE HOME DEPOT, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

in millions, except per share data	May 5, 2019	February 3, 2019
Assets
Current assets:
Cash and cash equivalents	$1,882	$1,778
Receivables, net	2,317	1,936
Merchandise inventories	15,495	13,925
Other current assets	859	890
Total current assets	20,553	18,529
Net property and equipment	22,270	22,375
Operating lease right-of-use assets	5,629	—
Goodwill	2,250	2,252
Other assets	813	847
Total assets	$51,515	$44,003

Liabilities and Stockholders' Equity
Current liabilities:
Short-term debt	$372	$1,339
Accounts payable	10,311	7,755
Accrued salaries and related expenses	1,418	1,506
Sales taxes payable	789	656
Deferred revenue	2,015	1,782
Current installments of long-term debt	1,084	1,056
Current operating lease liabilities	793	—
Other accrued expenses	2,891	2,622
Total current liabilities	19,673	16,716
Long-term debt, excluding current installments	26,804	26,807
Long-term operating lease liabilities	5,145	—
Other long-term liabilities	2,036	2,358
Total liabilities	53,658	45,881

Common stock, par value $0.05; authorized: 10,000 shares; issued: 1,784 at May 5, 2019 and 1,782 shares at February 3, 2019; outstanding: 1,101 shares at May 5, 2019 and 1,105 shares at February 3, 2019	89	89
Paid-in capital	10,590	10,578
Retained earnings	47,459	46,423
Accumulated other comprehensive loss	(835)	(772)
Treasury stock, at cost, 683 shares at May 5, 2019 and 677 shares at February 3, 2019	(59,446)	(58,196)
Total stockholders’ (deficit) equity	(2,143)	(1,878)
Total liabilities and stockholders’ equity	$51,515	$44,003
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended
in millions, except per share data	May 5, 2019	April 29, 2018
Net sales	$26,381	$24,947
Cost of sales	17,364	16,330
Gross profit	9,017	8,617
Operating expenses:
Selling, general and administrative	4,940	4,779
Depreciation and amortization	480	457
Total operating expenses	5,420	5,236
Operating income	3,597	3,381
Interest and other (income) expense:
Interest and investment income	(15)	(22)
Interest expense	288	261
Interest and other, net	273	239
Earnings before provision for income taxes	3,324	3,142
Provision for income taxes	811	738
Net earnings	$2,513	$2,404

Basic weighted average common shares	1,101	1,152
Basic earnings per share	$2.28	$2.09

Diluted weighted average common shares	1,106	1,158
Diluted earnings per share	$2.27	$2.08
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
in millions	May 5, 2019	April 29, 2018
Net earnings	$2,513	$2,404
Other comprehensive income (loss):
Foreign currency translation adjustments	(43)	(76)
Cash flow hedges, net of tax	2	28
Other	9	18
Total other comprehensive income (loss)	(32)	(30)
Comprehensive income	$2,481	$2,374
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended
in millions	May 5, 2019	April 29, 2018
Common Stock:
Balance at beginning of period	$89	$89
Shares issued under employee stock plans	—	—
Balance at end of period	89	89

Paid-in Capital:
Balance at beginning of period	10,578	10,192
Shares issued under employee stock plans	(64)	(99)
Stock-based compensation expense	76	75
Repurchases of common stock	—	(151)
Balance at end of period	10,590	10,017

Retained Earnings:
Balance at beginning of period	46,423	39,935
Cumulative effect of accounting changes	26	75
Net earnings	2,513	2,404
Cash dividends	(1,499)	(1,189)
Other	(4)	(4)
Balance at end of period	47,459	41,221

Accumulated Other Comprehensive Income (Loss):
Balance at beginning of period	(772)	(566)
Cumulative effect of accounting change	(31)	—
Foreign currency translation adjustments	(43)	(76)
Cash flow hedges, net of tax	2	28
Other	9	18
Balance at end of period	(835)	(596)

Treasury Stock:
Balance at beginning of period	(58,196)	(48,196)
Repurchases of common stock	(1,250)	(848)
Balance at end of period	(59,446)	(49,044)
Total stockholders' (deficit) equity	$(2,143)	$1,687
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
in millions	May 5, 2019	April 29, 2018
Cash Flows from Operating Activities:
Net earnings	$2,513	$2,404
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization	547	532
Stock-based compensation expense	86	84
Changes in receivables, net	(391)	(319)
Changes in merchandise inventories	(1,586)	(1,687)
Changes in other current assets	32	(250)
Changes in accounts payable and accrued expenses	2,488	2,532
Changes in deferred revenue	236	208
Changes in income taxes payable	554	547
Changes in deferred income taxes	5	(9)
Other operating activities	91	(61)
Net cash provided by operating activities	4,575	3,981

Cash Flows from Investing Activities:
Capital expenditures, net of non-cash capital expenditures	(681)	(556)
Proceeds from sales of property and equipment	6	8
Other investing activities	(13)	—
Net cash used in investing activities	(688)	(548)

Cash Flows from Financing Activities:
Repayments of short-term debt, net	(967)	(1,209)
Repayments of long-term debt	(15)	(10)
Repurchases of common stock	(1,368)	(1,121)
Proceeds from sales of common stock	34	14
Cash dividends	(1,499)	(1,189)
Other financing activities	40	115
Net cash used in financing activities	(3,775)	(3,400)
Change in cash and cash equivalents	112	33
Effect of exchange rate changes on cash and cash equivalents	(8)	(29)
Cash and cash equivalents at beginning of period	1,778	3,595
Cash and cash equivalents at end of period	$1,882	$3,599

Supplemental Disclosures:
Cash paid for interest, net of interest capitalized	$345	$339
Cash paid for income taxes	87	119
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements of The Home Depot, Inc. and its subsidiaries (the "Company," "Home Depot," "we," "our" or "us") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2018 Form 10-K.
There were no significant changes to our significant accounting policies as disclosed in the 2018 Form 10-K, except as set forth below.
Leases
On February 4, 2019, we adopted the new leases standard using the modified retrospective transition method, which requires that we recognize leases differently pre- and post-adoption. See "—Recently Adopted Accounting Pronouncements—ASU No. 2016-02" below for more information.
We categorize leases at their inception as either operating or finance leases. Lease agreements cover certain retail locations, office space, warehouse and distribution space, equipment, and vehicles. Most of these leases are operating leases; however, certain retail locations and equipment are leased under finance leases. Operating leases are included in operating lease right-of-use assets, current operating lease liabilities, and long-term operating lease liabilities in our consolidated balance sheets. Finance leases are included in net property and equipment, current installments of long-term debt, and long-term debt in our consolidated balance sheets.
Leased assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. We use a secured incremental borrowing rate as the discount rate for present value of lease payments when the rate implicit in the contract is not readily determinable. We determine a secured rate on a quarterly basis and update the weighted average discount rate accordingly. For operating leases with variable payments dependent upon an index or rate that commenced subsequent to adoption of ASU No. 2016-02, we apply the active index or rate as of the lease commencement date. Variable lease payments not based on an index or rate are not included in the operating lease liability as they cannot be reasonably estimated and are recognized in the period in which the obligation for those payments is incurred. Leases that have a term of twelve months or less upon commencement date are considered short-term in nature. Accordingly, short-term leases are not included on the consolidated balance sheets and are expensed on a straight-line basis over the lease term, which commences on the date we have the right to control the property.
Recently Adopted Accounting Pronouncements
ASU No. 2018-02. In February 2018, the FASB issued ASU No. 2018-02, "Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which allows for an optional reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects as a result of the Tax Act. On February 4, 2019, we adopted ASU No. 2018-02 resulting in an increase of $31 million to retained earnings and a decrease of $31 million to accumulated other comprehensive income.
ASU No. 2017-12. In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities," which amends the hedge accounting recognition and presentation requirements. ASU No. 2017-12 eliminates the concept of recognizing periodic hedge ineffectiveness for cash flow and net investment hedges and allows an entity to apply the shortcut method to partial-term fair value hedges of interest rate risk. On February 4, 2019, we adopted ASU No. 2017-12 with no impact to our consolidated financial statements. We expect the impact of the adoption to be immaterial to our financial position, results of operations, and cash flows on an ongoing basis.

ASU No. 2016-02. In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which establishes a right-of-use model and requires an entity that is a lessee to recognize the right-of-use assets and liabilities arising from leases on the balance sheets. ASU No. 2016-02 also requires disclosures about the amount, timing, and uncertainty of cash flows arising from leases. Leases will be classified as finance or operating, with classification affecting both the pattern and classification of expense recognition in the statements of earnings. This guidance was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842; and ASU No. 2018-11, Targeted Improvements. ASU No. 2016-02 and subsequent updates require a modified retrospective transition, with the cumulative effect of transition, including initial recognition of lease assets and liabilities for existing operating leases, as of (i) the effective date or (ii) the beginning of the earliest comparative period presented. These updates also provide a number of practical expedients for implementation which we are applying, as discussed below.
On February 4, 2019 (the “effective date”), we adopted ASU No. 2016-02 and subsequent updates, collectively referred to as Topic 842, using the modified retrospective transition method. In addition, we adopted the package of practical expedients in transition, which permits us to not reassess our prior conclusions pertaining to lease identification, lease classification and initial direct costs on leases that commenced prior to our adoption of the new standard. We also elected the ongoing practical expedient to not recognize operating lease right-of-use assets and operating lease liabilities related to short-term leases. We did not elect the use-of-hindsight or land easements practical expedients. For leases beginning subsequent to the effective date, we elected to not separate lease and non-lease components for certain classes of assets including real estate and certain equipment. To determine the measurement of the lease liability for operating leases with variable payments based on an index or rate that commenced prior to the adoption of Topic 842, we elected to apply the active index or rate at the effective date.
As a result of adopting Topic 842, we recognized net operating lease right-of-use assets of $5.7 billion and operating lease liabilities of $6.0 billion on the effective date. Existing prepaid rent, accrued rent, and closed store reserves were recorded as an offset to our gross operating lease right-of-use assets. The cumulative effect of the adoption resulted in an immaterial adjustment to the opening balance of retained earnings as of February 4, 2019. The standard did not have a material impact on our results of operations or cash flows.
Recently Issued Accounting Pronouncements
Recent accounting pronouncements pending adoption not discussed above or in the 2018 Form 10-K are either not applicable or will not have or are not expected to have a material impact on us.

2.	NET SALES
No sales to an individual customer or country other than the U.S. accounted for more than 10% of net sales during the three months ended May 5, 2019 and April 29, 2018. Net sales, classified by geography, follow.

	Three Months Ended
in millions	May 5, 2019	April 29, 2018
Net sales – in the U.S.	$24,453	$23,043
Net sales – outside the U.S.	1,928	1,904
Net sales	$26,381	$24,947
Net sales by products and services follow.

	Three Months Ended
in millions	May 5, 2019	April 29, 2018
Net sales – products	$25,232	$23,735
Net sales – services	1,149	1,212
Net sales	$26,381	$24,947

Major product lines, as well as the associated merchandising departments (and related services) follow.

Major Product Line	Merchandising Departments
Building Materials	Building Materials, Electrical/Lighting, Lumber, Millwork, and Plumbing
Décor	Appliances, Décor/Storage, Flooring, Kitchen and Bath, and Paint
Hardlines	Hardware, Indoor Garden, Outdoor Garden, and Tools
During the first quarter of fiscal 2019, we combined the Electrical and Lighting merchandising departments into one department, Electrical/Lighting, and we renamed the Décor merchandising department to Décor/Storage. These changes had no impact on our net sales presentations.
Net sales by major product lines (and related services) follow.

	Three Months Ended
in millions	May 5, 2019	April 29, 2018
Building Materials	$9,404	$9,321
Décor	8,745	8,413
Hardlines	8,232	7,213
Net sales	$26,381	$24,947
—————
Note: Net sales for certain merchandising departments were reclassified in the first quarter of fiscal 2019. As a result, prior-period amounts have been reclassified to conform with the current-period presentation.

3.	PROPERTY AND LEASES
Net Property and Equipment
Net property and equipment includes accumulated depreciation and amortization of $20.9 billion as of May 5, 2019 and $20.6 billion as of February 3, 2019.
Leases
We lease certain retail locations, office space, warehouse and distribution space, equipment, and vehicles. While most of these leases are operating leases, certain retail locations and equipment are leased under finance leases. We consider various factors such as market conditions and the terms of any renewal options that may exist to determine whether we will renew or replace the lease. A substantial majority of our leases have remaining lease terms of one to 20 years, typically with the option to extend the leases for up to five years. Some of our leases may include the option to terminate in less than five years. In the event we are reasonably certain to exercise the option to extend a lease, we will include the extended terms in the operating lease right-of-use asset and operating lease liability. Real estate taxes, insurance, maintenance, and operating expenses applicable to the leased property are our obligations under the lease agreements.
Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Further, certain lease agreements include rental payments based on an index or rate and others include rental payments based on a percentage of sales.

The gross amounts of assets and liabilities related to both operating and finance leases follow.

in millions	Balance Sheet Caption	May 5, 2019
Assets:
Operating lease assets	Operating lease right-of-use assets	$5,629
Finance lease assets	Net property and equipment	830
Total lease assets		$6,459

Liabilities:
Current:
Operating lease liabilities	Current operating lease liabilities	$793
Finance lease liabilities	Current installments of long-term debt	84
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	5,145
Finance lease liabilities	Long-term debt, excluding current installments	972
Total lease liabilities		$6,994
The components of lease cost follow.

in millions	Statement of Earnings Caption	Three Months Ended May 5, 2019
Operating lease cost	Selling, general and administrative	$210
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	21
Interest on lease liabilities	Interest expense	23
Short-term lease costs	Selling, general and administrative	25
Variable lease cost	Selling, general and administrative	58
Sublease income	Selling, general and administrative	(3)
Net lease cost		$334
ASU 2016-02 requires that public companies use a secured incremental borrowing rate as the discount rate for present value of lease payments. We determine a secured rate on a quarterly basis and update the weighted average discount rate accordingly. Lease terms and discount rates follow.

May 5, 2019
Weighted Average Remaining Lease Term (Years):
Operating leases	11
Finance leases	14

Weighted Average Discount Rate:
Operating leases	3.1%
Finance leases	11.7%

The approximate future minimum lease payments under operating and finance leases at May 5, 2019 follow.

in millions	Operating Leases	Finance Leases
Fiscal 2019	$706	$123
Fiscal 2020	907	176
Fiscal 2021	796	149
Fiscal 2022	696	146
Fiscal 2023	601	139
Thereafter	3,249	970
Total lease payments	6,955	1,703
Less imputed interest	1,017	647
Present value of lease liabilities	$5,938	$1,056
—————
Note: Amounts presented do not include payments relating to immaterial leases excluded from the balance sheets as part of transition elections adopted upon implementation of Topic 842. Additionally, we have excluded approximately $1 billion of leases (undiscounted basis) that have not yet commenced. These leases will commence between 2019 and 2020 with lease terms of one to 20 years.
The approximate future minimum lease payments under capital and operating leases at February 3, 2019 follow.

in millions	Operating Leases	Capital Leases
Fiscal 2019	$976	$150
Fiscal 2020	912	167
Fiscal 2021	792	143
Fiscal 2022	682	142
Fiscal 2023	584	137
Thereafter	3,090	970
	$7,036	1,709
Less imputed interest		660
Net present value of capital lease obligations		1,049
Less current installments		57
Long-term capital lease obligations, excluding current installments		$992
Other lease information follows.

in millions	Three Months Ended May 5, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows – operating leases	$249
Operating cash flows – finance leases	23
Financing cash flows – finance leases	14
Leased assets obtained in exchange for new operating lease liabilities	166
Leased assets obtained in exchange for new finance lease liabilities	1

4.	STOCKHOLDERS' EQUITY
Stock Rollforward
A reconciliation of the number of shares of our common stock and dividends per share follows.

shares in millions	Three Months Ended
	May 5, 2019	April 29, 2018
Common stock:
Balance at beginning of period	1,782	1,780
Shares issued under employee stock plans	2	1
Balance at end of period	1,784	1,781
Treasury stock:
Balance at beginning of period	(677)	(622)
Repurchases of common stock	(6)	(5)
Balance at end of period	(683)	(627)
Shares outstanding at end of period	1,101	1,154

Cash dividends per share	$1.36	$1.03

5.	FAIR VALUE MEASUREMENTS
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities that are measured at fair value on a recurring basis follow.

	Fair Value at May 5, 2019 Using			Fair Value at February 3, 2019 Using
in millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative agreements – assets	$—	$144	$—	$—	$138	$—
Derivative agreements – liabilities	—	(13)	—	—	(11)	—
Total	$—	$131	$—	$—	$127	$—
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

The aggregate fair values and carrying values of our senior notes follow.

	May 5, 2019		February 3, 2019
in millions	Fair Value (Level 1)	Carrying Value	Fair Value (Level 1)	Carrying Value
Senior notes	$28,813	$26,832	$28,348	$26,814

6.	WEIGHTED AVERAGE COMMON SHARES
The reconciliation of our basic to diluted weighted average common shares follows.

	Three Months Ended
in millions	May 5, 2019	April 29, 2018
Basic weighted average common shares	1,101	1,152
Effect of potentially dilutive securities	5	6
Diluted weighted average common shares	1,106	1,158

Anti-dilutive securities excluded from diluted weighted average common shares	—	—

7.	COMMITMENTS AND CONTINGENCIES
We are involved in litigation arising in the normal course of business. In management’s opinion, any such litigation is not expected to have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
The Home Depot, Inc.:
Results of Review of Interim Financial Information
We have reviewed the Consolidated Balance Sheet of The Home Depot, Inc. and its subsidiaries (the "Company") as of May 5, 2019, the related Consolidated Statements of Earnings, Comprehensive Income, Stockholders' Equity, and Cash Flows for the three-month periods ended May 5, 2019 and April 29, 2018, and the related notes (collectively, the “Consolidated Interim Financial Information”). Based on our reviews, we are not aware of any material modifications that should be made to the Consolidated Interim Financial Information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Consolidated Balance Sheet of the Company as of February 3, 2019, and the related Consolidated Statements of Earnings, Comprehensive Income, Stockholders’ Equity, and Cash Flows for the year then ended (not presented herein); and in our report dated March 28, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Consolidated Balance Sheet as of February 3, 2019, is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.
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

/s/ KPMG LLP
Atlanta, Georgia
May 28, 2019

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Our MD&A includes the following sections:

•	Executive Summary

•	Results of Operations and Non-GAAP Financial Measures

•	Liquidity and Capital Resources

•	Critical Accounting Policies
Executive Summary
Highlights of our financial performance for the first quarter of fiscal 2019 follow.

dollars in millions, except per share data	Three Months Ended
	May 5, 2019	April 29, 2018
Net sales	$26,381	$24,947
Net earnings	2,513	2,404
Effective tax rate	24.4%	23.5%

Diluted earnings per share	$2.27	$2.08

Net cash provided by operating activities	$4,575	$3,981
Repurchases of common stock	1,368	1,121
We reported net sales of $26.4 billion in the first quarter of fiscal 2019. Net earnings were $2.5 billion, or $2.27 per diluted share.
We opened three new stores in the U.S. and closed one store in Mexico during the first quarter of fiscal 2019, for a total store count of 2,289 at the end of the quarter. As of May 5, 2019, a total of 305 of our stores, or 13.3%, were located in Canada and Mexico. For the first quarter of fiscal 2019, total sales per square foot were $435.18 and our inventory turnover ratio was 4.7 times.
We generated $4.6 billion of cash flow from operations during the first three months of fiscal 2019. This cash flow, together with cash on hand, was used to pay $1.5 billion of dividends, repay $967 million of short-term debt, fund cash payments of $1.4 billion for share repurchases, and fund $681 million in capital expenditures.
During the first three months of fiscal 2019, we repurchased a total of 6.5 million shares of our common stock through open market transactions. In February 2019, we announced a 32.0% increase in our quarterly cash dividend to $1.36 per share.
Our ROIC for the trailing twelve-month period was 45.4% at the end of the first quarter of fiscal 2019. See the "Non-GAAP Financial Measures" section below for our definition and calculation of ROIC, as well as a reconciliation of NOPAT, a non-GAAP financial measure, to net earnings (the most comparable GAAP financial measure).
Results of Operations and Non-GAAP Financial Measures
The tables and discussion below should be read in conjunction with our consolidated financial statements and related notes included in this report and in the 2018 Form 10-K and with our MD&A included in the 2018 Form 10-K. We believe the percentage relationship between net sales and major categories in our consolidated statements of earnings, as well as the percentage change in the associated dollar amounts, are relevant to an evaluation of our business.

Fiscal 2019 and Fiscal 2018 Three Month Comparisons

	Three Months Ended
	May 5, 2019		April 29, 2018
dollars in millions	$	% of Net Sales	$	% of Net Sales
Net sales	$26,381		$24,947
Gross profit	9,017	34.2%	8,617	34.5%
Operating expenses:
Selling, general and administrative	4,940	18.7	4,779	19.2
Depreciation and amortization	480	1.8	457	1.8
Total operating expenses	5,420	20.5	5,236	21.0
Operating income	3,597	13.6	3,381	13.6
Interest and other (income) expense:
Interest and investment income	(15)	(0.1)	(22)	(0.1)
Interest expense	288	1.1	261	1.0
Interest and other, net	273	1.0	239	1.0
Earnings before provision for income taxes	3,324	12.6	3,142	12.6
Provision for income taxes	811	3.1	738	3.0
Net earnings	$2,513	9.5%	$2,404	9.6%
—————
Note: Certain percentages may not sum to totals due to rounding.

	Three Months Ended
Selected financial and sales data:	May 5, 2019	April 29, 2018	% Change
Comparable sales (% change)	2.5%	4.2%	N/A
Comparable customer transactions (% change) (1)	0.5%	(1.5)%	N/A
Comparable average ticket (% change) (1)	2.0%	5.8%	N/A
Customer transactions (in millions) (1)	390.0	375.9	3.8%
Average ticket (1)	$67.31	$66.02	2.0%
Sales per square foot (1)	$435.18	$412.03	5.6%
Diluted earnings per share	$2.27	$2.08	9.1%
—————

(1)	Does not include results for Interline.
Sales. We assess our sales performance by evaluating both net sales and comparable sales.
Net Sales. Net sales for the first quarter of fiscal 2019 increased 5.7% to $26.4 billion from $24.9 billion in the first quarter of fiscal 2018. The increase in net sales in the first quarter of fiscal 2019 primarily reflected the impact of positive comparable sales driven by an increase in comparable average ticket and comparable customer transactions. Online sales, which consist of sales generated online through our websites for products picked up in our stores or delivered to customer locations, represented 8.9% of net sales and grew 23.0% during the first quarter of fiscal 2019. A stronger U.S. dollar negatively impacted sales growth by $76 million in the first quarter of fiscal 2019.
Comparable Sales. Comparable sales is a measure that highlights the performance of our existing locations and websites by measuring the change in net sales for a period over the comparable prior-period of equivalent length. Comparable sales includes sales at all locations, physical and online, open greater than 52 weeks (including remodels and relocations) and excluding closed stores. Retail stores become comparable on the Monday following their 365th day of operation. Acquisitions, digital or otherwise, are included in comparable sales after we own the acquired assets for more than 52 weeks. Comparable sales includes new product and service offering sales that have been offered for more than 52 weeks. Comparable sales excludes prior-year sales of product and service offerings that we have exited in the current period. Fiscal 2019 includes 52 weeks and fiscal 2018 included 53 weeks. For our calculation of comparable sales in fiscal 2019, we will compare weeks 1 through 52 in fiscal 2019 against weeks 2 through 53 in fiscal 2018. Comparable sales is intended only as supplemental information and is not a substitute for net sales presented in accordance with GAAP.
Total comparable sales increased 2.5% in the first quarter of fiscal 2019, consisting of a 2.0% increase in comparable average ticket and a 0.5% increase in comparable customer transactions. The increase in comparable sales reflected a number of factors, including execution of our strategic efforts to drive an enhanced interconnected experience in both the physical and digital worlds. Comparable sales in the first quarter of fiscal 2019 reflected a negative impact due to a shift in the comparable base as a result of the 53rd week in fiscal 2018. Total comparable sales in the first quarter of 2019 also reflected the impact of lumber price deflation, wet weather in February, and higher prior-year hurricane-related sales.
All of our departments except for four posted positive comparable sales in the first quarter of fiscal 2019. Comparable sales for our Appliances, Indoor Garden, Décor/Storage, Tools, Outdoor Garden, Building Materials, Plumbing, and Hardware merchandising departments were above the Company average in the first quarter of fiscal 2019. Comparable sales for Flooring and Millwork were slightly negative due to the impact of higher prior-year hurricane-related sales. Electrical/Lighting was negatively impacted by light bulbs while Lumber was negatively impacted by commodity price deflation.
Gross Profit. Gross profit increased $400 million to $9.0 billion in the first quarter of fiscal 2019 from $8.6 billion in the first quarter of fiscal 2018. Gross profit as a percent of net sales, or gross profit margin, was 34.2% for the first quarter of fiscal 2019 compared to 34.5% for the first quarter of fiscal 2018. The decrease in gross profit margin was primarily driven by a change in product mix, higher shrink, and higher supply chain and fulfillment expense.
Operating Expenses. Our operating expenses are composed of SG&A and depreciation and amortization.
Selling, General & Administrative. SG&A increased $161 million to $4.9 billion in the first quarter of fiscal 2019 from $4.8 billion in the first quarter of fiscal 2018. As a percent of net sales, SG&A was 18.7% for the first quarter of fiscal 2019 compared to 19.2% for the first quarter of fiscal 2018. The decrease in SG&A as a percent of net sales for the first quarter of fiscal 2019 was primarily driven by expense leverage resulting from the positive comparable sales environment and continued expense control.
Depreciation and Amortization. Depreciation and amortization increased $23 million to $480 million in the first quarter of fiscal 2019 from $457 million in the first quarter of fiscal 2018. As a percent of net sales, depreciation and amortization was 1.8% in the first quarter of both fiscal 2019 and fiscal 2018, reflecting the offsetting effects of strategic investments in the business, leverage resulting from the positive comparable sales environment, and timing of asset additions.
Interest and Other, net. Interest and other, net, was $273 million in the first quarter of fiscal 2019 compared to $239 million in the first quarter of fiscal 2018. Interest and other, net, as a percent of net sales was 1.0% for the first quarter of both fiscal 2019 and fiscal 2018 and primarily reflected higher interest expense resulting from higher debt balances.
Provision for Income Taxes. Our combined effective income tax rate was 24.4% for the first quarter of fiscal 2019 compared to 23.5% for the first quarter of fiscal 2018. The increase in the provision for income taxes in the first quarter of fiscal 2019 was primarily due to the prior-year impact of certain state tax settlements.
Diluted Earnings per Share. Diluted earnings per share were $2.27 for the first quarter of fiscal 2019 compared to $2.08 for the first quarter of fiscal 2018.
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

The calculation of ROIC, together with a reconciliation of NOPAT to net earnings (the most comparable GAAP measure), follows.

	Twelve Months Ended
dollars in millions	May 5, 2019	April 29, 2018
Net earnings	$11,230	$9,020
Interest and other, net	1,008	981
Provision for income taxes	3,508	4,712
Operating income	15,746	14,713
Income tax adjustment (1)	(3,745)	(4,988)
NOPAT	$12,001	$9,725

Average debt and equity	$26,437	$27,014

ROIC	45.4%	36.0%
—————

(1)	Income tax adjustment is defined as operating income multiplied by our effective tax rate for the trailing twelve months.
Additional Information
For information on accounting pronouncements that have impacted or are expected to materially impact our consolidated financial condition, results of operations, or cash flows, see Note 1 to our consolidated financial statements.
Liquidity and Capital Resources
Cash and Cash Equivalents
At May 5, 2019, we had $1.9 billion in cash and cash equivalents, of which $1.5 billion was held by our foreign subsidiaries. We believe that our current cash position, access to the long-term debt capital markets, cash flow generated from operations, and funds available under our commercial paper programs should be sufficient not only for our operating requirements but also to enable us to complete our capital expenditure programs and fund dividend payments, share repurchases, and any required long-term debt payments through the next several fiscal years. In addition, we believe that we have the ability to obtain alternative sources of financing.
As we continue our investments in the business within our disciplined approach to capital allocation, we expect capital expenditures of approximately $2.7 billion in fiscal 2019.
Debt and Derivatives
We have commercial paper programs that allow for borrowings of up to $3.0 billion. All of our short-term borrowings in the first three months of fiscal 2019 were under these commercial paper programs, and the maximum amount outstanding at any time was $2.1 billion. In connection with these programs, we have back-up credit facilities with a consortium of banks for borrowings up to $3.0 billion, which consist of a five-year $2.0 billion credit facility scheduled to expire in December 2022 and a 364-day $1.0 billion credit facility scheduled to expire in December 2019. At May 5, 2019, we were in compliance with all of the covenants contained in the credit facilities, and none are expected to impact our liquidity or capital resources. At May 5, 2019, there were $372 million of borrowings outstanding under the commercial paper programs. We also issue senior notes from time to time.
We use derivative financial instruments in the management of our exposure to fluctuations in foreign currency exchange rates and interest rates on certain long-term debt.
Share Repurchases
In February 2019, our Board of Directors authorized a new $15.0 billion share repurchase program that replaced the previous authorization. In the first three months of fiscal 2019, we repurchased 6.5 million shares of our common stock for $1.3 billion through open market purchases.

Cash Flows Summary
Operating Activities. Cash flow generated from operations provides us with a significant source of liquidity. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for products and services, employee compensation, operations, and occupancy costs.
Net cash provided by operating activities increased $594 million in the first three months of fiscal 2019 compared to the first three months of fiscal 2018 and was primarily driven by net cash inflows associated with changes in working capital and an increase in net earnings. The increase in net earnings during the first three months of fiscal 2019 was due to the positive comparable sales environment and expense leverage.
Cash provided by or used in operating activities is also subject to changes in working capital. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
Investing Activities. Cash used in investing activities primarily reflected capital expenditures from the continuation of our strategic investments in our business of $681 million during the first three months of fiscal 2019 compared to $556 million of capital expenditures in the first three months of fiscal 2018.
Financing Activities. Cash used in financing activities primarily reflected:

•	$1.5 billion of cash dividends paid, $1.4 billion of share repurchases, and $967 million of net repayments of short-term debt in the first three months of fiscal 2019, and

•	$1.2 billion of net repayments of short-term debt, $1.2 billion of cash dividends paid, and $1.1 billion of share repurchases in the first three months of fiscal 2018.
Critical Accounting Policies
There were no changes during fiscal 2019 to our critical accounting policies as disclosed in the 2018 Form 10-K. Our significant accounting policies are disclosed in Note 1 to our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risks results primarily from fluctuations in interest rates. We are also exposed to risks from foreign currency exchange rate fluctuations on the translation of our foreign operations into U.S. dollars and on the purchase of goods by these foreign operations that are not denominated in their local currencies. There have been no material changes to our exposure to market risks from those disclosed in the 2018 Form 10-K.

Item 4.	Controls and Procedures.
Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) and concluded that our disclosure controls and procedures were effective as of May 5, 2019. There has been no change in our internal control over financial reporting during the fiscal quarter ended May 5, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
Except as set forth below, there were no material changes during the first quarter of fiscal 2019 to our disclosure in Item 3 of our 2018 Form 10-K.
SEC regulations require us to disclose certain information about proceedings arising under federal, state or local environmental provisions if we reasonably believe that such proceedings may result in monetary sanctions of $100,000 or more.
As previously reported, in January 2017, we became aware of an investigation by the EPA’s criminal investigation division into our compliance with lead-safe work practices for certain jobs performed through our installation services business. We have also previously responded to civil document requests from several EPA regions. In the second quarter of fiscal 2018, we received a subpoena for documents from the EPA civil enforcement division. We are currently in discussions with the civil division of the EPA. We are continuing to cooperate with the EPA.

Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed under Item 1A, "Risk Factors" and elsewhere in the 2018 Form 10-K. These risks and uncertainties could materially and adversely affect our business, consolidated financial condition, results of operations, or cash flows. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently do not consider material to our business. There have been no material changes in the risk factors discussed in the 2018 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The number and average price of shares purchased in each fiscal month of the first quarter of fiscal 2019 follow.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
February 4, 2019 – March 3, 2019	2,108,993	$187.10	2,013,140	$14,900,864,636
March 4, 2019 – March 31, 2019	2,565,752	185.94	2,140,646	14,504,027,705
April 1, 2019 – May 5, 2019	2,357,235	202.22	2,354,860	14,027,829,292
Total	7,031,980	191.75	6,508,646
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
(2) In February 2019, our Board of Directors authorized a $15.0 billion share repurchase program that replaced the previous authorization. The program does not have a prescribed expiration date.
Sales of Unregistered Securities
During the first quarter of fiscal 2019, we issued 644 deferred stock units under the Home Depot, Inc. Nonemployee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of the SEC’s Regulation D thereunder. The deferred stock units were credited to the accounts of those non-employee directors who elected to receive all or a portion of board retainers in the form of deferred stock units instead of cash during the first quarter of fiscal 2019. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.
During the first quarter of fiscal 2019, we credited 1,386 deferred stock units to participant accounts under the Restoration Plan pursuant to an exemption from the registration requirements of the Securities Act for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.

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
[Form 8-K filed on March 4, 2019, Exhibit 3.2]
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

THE HOME DEPOT, INC. (Registrant)

By:	/s/ CRAIG A. MENEAR
Craig A. Menear, Chairman, Chief Executive Officer and President

/s/ CAROL B. TOMÉ
Carol B. Tomé, Chief Financial Officer, and Executive Vice President – Corporate Services

Date:	May 28, 2019