Form 10-Q
period 2019-08-04
HOME DEPOT, INC.
filed 2019-08-27
CIK 354950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 4, 2019
or
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
(770) 433-8211
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report): N/A

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.05 Par Value Per Share	HD	New York Stock Exchange LLC
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
1,095,153,073 shares of common stock, $0.05 par value, as of August 20, 2019

i

COMMONLY USED OR DEFINED TERMS

Term	Definition
ASU	Accounting Standards Update
Comparable sales	As defined in the Results of Operations and Non-GAAP Financial Measures section of MD&A
EPA	Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
fiscal 2018	Fiscal year ended February 3, 2019 (includes 53 weeks)
fiscal 2019	Fiscal year ending February 2, 2020 (includes 52 weeks)
GAAP	U.S. generally accepted accounting principles
Interline	The legacy Interline Brands business, now operating as a part of The Home Depot Pro
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
NOPAT	Net operating profit after tax
Restoration Plan	Home Depot FutureBuilder Restoration Plan
ROIC	Return on invested capital
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SG&A	Selling, general, and administrative
Tax Act	2017 tax reform, commonly referred to as the Tax Cuts and Jobs Act of 2017
2018 Form 10-K	Annual Report on Form 10-K for fiscal 2018 as filed with the SEC on March 28, 2019

ii

FORWARD-LOOKING STATEMENTS
Certain statements contained herein, as well as in other filings we make with the SEC and other written and oral information we release, regarding our future performance constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may relate to, among other things, the demand for our products and services; net sales growth; comparable sales; effects of competition; implementation of store, interconnected retail, supply chain and technology initiatives; inventory and in-stock positions; state of the economy; state of the housing and home improvement markets; state of the credit markets, including mortgages, home equity loans, and consumer credit; impact of tariffs; issues related to the payment methods we accept; demand for credit offerings; management of relationships with our associates, suppliers and vendors; continuation of share repurchase programs; net earnings performance; earnings per share; dividend targets; capital allocation and expenditures; liquidity; return on invested capital; expense leverage; stock-based compensation expense; commodity price inflation and deflation; the ability to issue debt on terms and at rates acceptable to us; the impact and expected outcome of investigations, inquiries, claims, and litigation; the effect of accounting charges; the effect of adopting certain accounting standards; the impact of the Tax Act and other regulatory changes; store openings and closures; financial outlook; and the integration of acquired companies into our organization and the ability to recognize the anticipated synergies and benefits of those acquisitions.
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

iii

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
THE HOME DEPOT, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

in millions, except per share data	August 4, 2019	February 3, 2019
Assets
Current assets:
Cash and cash equivalents	$2,547	$1,778
Receivables, net	2,274	1,936
Merchandise inventories	14,741	13,925
Other current assets	1,137	890
Total current assets	20,699	18,529
Net property and equipment	22,387	22,375
Operating lease right-of-use assets	5,789	—
Goodwill	2,254	2,252
Other assets	881	847
Total assets	$52,010	$44,003

Liabilities and Stockholders' Equity
Current liabilities:
Short-term debt	$—	$1,339
Accounts payable	9,494	7,755
Accrued salaries and related expenses	1,478	1,506
Sales taxes payable	766	656
Deferred revenue	2,233	1,782
Current installments of long-term debt	1,315	1,056
Current operating lease liabilities	831	—
Other accrued expenses	2,681	2,622
Total current liabilities	18,798	16,716
Long-term debt, excluding current installments	27,064	26,807
Long-term operating lease liabilities	5,263	—
Other long-term liabilities	2,045	2,358
Total liabilities	53,170	45,881

Common stock, par value $0.05; authorized: 10,000 shares; issued: 1,785 at August 4, 2019 and 1,782 shares at February 3, 2019; outstanding: 1,096 shares at August 4, 2019 and 1,105 shares at February 3, 2019	89	89
Paid-in capital	10,777	10,578
Retained earnings	49,446	46,423
Accumulated other comprehensive loss	(776)	(772)
Treasury stock, at cost, 689 shares at August 4, 2019 and 677 shares at February 3, 2019	(60,696)	(58,196)
Total stockholders’ (deficit) equity	(1,160)	(1,878)
Total liabilities and stockholders’ equity	$52,010	$44,003
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
in millions, except per share data	August 4, 2019	July 29, 2018	August 4, 2019	July 29, 2018
Net sales	$30,839	$30,463	$57,220	$55,410
Cost of sales	20,407	20,098	37,771	36,428
Gross profit	10,432	10,365	19,449	18,982
Operating expenses:
Selling, general and administrative	5,044	5,004	9,984	9,783
Depreciation and amortization	492	460	972	917
Total operating expenses	5,536	5,464	10,956	10,700
Operating income	4,896	4,901	8,493	8,282
Interest and other (income) expense:
Interest and investment income	(19)	(26)	(34)	(48)
Interest expense	302	272	590	533
Interest and other, net	283	246	556	485
Earnings before provision for income taxes	4,613	4,655	7,937	7,797
Provision for income taxes	1,134	1,149	1,945	1,887
Net earnings	$3,479	$3,506	$5,992	$5,910

Basic weighted average common shares	1,095	1,144	1,098	1,148
Basic earnings per share	$3.18	$3.06	$5.46	$5.15

Diluted weighted average common shares	1,099	1,149	1,103	1,154
Diluted earnings per share	$3.17	$3.05	$5.43	$5.12
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
in millions	August 4, 2019	July 29, 2018	August 4, 2019	July 29, 2018
Net earnings	$3,479	$3,506	$5,992	$5,910
Other comprehensive income (loss):
Foreign currency translation adjustments	59	(187)	16	(263)
Cash flow hedges, net of tax	4	20	6	48
Other	(4)	(11)	5	7
Total other comprehensive income (loss)	59	(178)	27	(208)
Comprehensive income	$3,538	$3,328	$6,019	$5,702
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended		Six Months Ended
in millions	August 4, 2019	July 29, 2018	August 4, 2019	July 29, 2018
Common Stock:
Balance at beginning of period	$89	$89	$89	$89
Shares issued under employee stock plans	—	—	—	—
Balance at end of period	89	89	89	89

Paid-in Capital:
Balance at beginning of period	10,590	10,017	10,578	10,192
Shares issued under employee stock plans	123	110	59	11
Stock-based compensation expense	64	69	140	144
Repurchases of common stock	—	(117)	—	(268)
Balance at end of period	10,777	10,079	10,777	10,079

Retained Earnings:
Balance at beginning of period	47,459	41,221	46,423	39,935
Cumulative effect of accounting changes	—	—	26	75
Net earnings	3,479	3,506	5,992	5,910
Cash dividends	(1,492)	(1,184)	(2,991)	(2,373)
Other	—	—	(4)	(4)
Balance at end of period	49,446	43,543	49,446	43,543

Accumulated Other Comprehensive Income (Loss):
Balance at beginning of period	(835)	(596)	(772)	(566)
Cumulative effect of accounting change	—	—	(31)	—
Foreign currency translation adjustments	59	(187)	16	(263)
Cash flow hedges, net of tax	4	20	6	48
Other	(4)	(11)	5	7
Balance at end of period	(776)	(774)	(776)	(774)

Treasury Stock:
Balance at beginning of period	(59,446)	(49,044)	(58,196)	(48,196)
Repurchases of common stock	(1,250)	(1,884)	(2,500)	(2,732)
Balance at end of period	(60,696)	(50,928)	(60,696)	(50,928)
Total stockholders' (deficit) equity	$(1,160)	$2,009	$(1,160)	$2,009
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
in millions	August 4, 2019	July 29, 2018
Cash Flows from Operating Activities:
Net earnings	$5,992	$5,910
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization	1,107	1,062
Stock-based compensation expense	139	144
Changes in receivables, net	(338)	(192)
Changes in merchandise inventories	(810)	(1,355)
Changes in other current assets	(244)	(468)
Changes in accounts payable and accrued expenses	2,051	2,617
Changes in deferred revenue	452	287
Changes in income taxes payable	11	21
Changes in deferred income taxes	58	(120)
Other operating activities	79	1
Net cash provided by operating activities	8,497	7,907

Cash Flows from Investing Activities:
Capital expenditures, net of non-cash capital expenditures	(1,246)	(1,091)
Proceeds from sales of property and equipment	11	16
Other investing activities	(14)	—
Net cash used in investing activities	(1,249)	(1,075)

Cash Flows from Financing Activities:
Repayments of short-term debt, net	(1,339)	(1,559)
Proceeds from long-term debt, net of discounts and premiums	1,404	—
Repayments of long-term debt	(1,030)	(28)
Repurchases of common stock	(2,619)	(3,121)
Proceeds from sales of common stock	157	125
Cash dividends	(2,991)	(2,373)
Other financing activities	(70)	142
Net cash used in financing activities	(6,488)	(6,814)
Change in cash and cash equivalents	760	18
Effect of exchange rate changes on cash and cash equivalents	9	(123)
Cash and cash equivalents at beginning of period	1,778	3,595
Cash and cash equivalents at end of period	$2,547	$3,490

Supplemental Disclosures:
Cash paid for interest, net of interest capitalized	$558	$515
Cash paid for income taxes	1,912	2,009
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
We categorize leases at their inception as either operating or finance leases. Lease agreements cover certain retail locations, office space, warehouse and distribution space, equipment, and vehicles. Most of these leases are operating leases; however, certain retail locations and equipment are leased under finance leases. Operating leases are included in operating lease right-of-use assets, current operating lease liabilities, and long-term operating lease liabilities in our consolidated balance sheets. Finance leases are included in net property and equipment, current installments of long-term debt, and long-term debt, excluding current installments in our consolidated balance sheets.
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
Recently Issued Accounting Pronouncements
Recent accounting pronouncements pending adoption not discussed above or in the 2018 Form 10-K are either not applicable or will not have or are not expected to have a material impact on our consolidated financial condition, results of operations, or cash flows.

2.	NET SALES
No sales to an individual customer accounted for more than 10% of net sales during the three and six months ended August 4, 2019 and July 29, 2018. Net sales, classified by geography, follow.

	Three Months Ended		Six Months Ended
in millions	August 4, 2019	July 29, 2018	August 4, 2019	July 29, 2018
Net sales – in the U.S.	$28,186	$27,852	$52,639	$50,895
Net sales – outside the U.S.	2,653	2,611	4,581	4,515
Net sales	$30,839	$30,463	$57,220	$55,410

Net sales by products and services follow.

	Three Months Ended		Six Months Ended
in millions	August 4, 2019	July 29, 2018	August 4, 2019	July 29, 2018
Net sales – products	$29,480	$29,076	$54,712	$52,811
Net sales – services	1,359	1,387	2,508	2,599
Net sales	$30,839	$30,463	$57,220	$55,410

Major product lines, as well as the associated merchandising departments (and related services) follow.

Major Product Line	Merchandising Departments
Building Materials	Building Materials, Electrical/Lighting, Lumber, Millwork, and Plumbing
Décor	Appliances, Décor/Storage, Flooring, Kitchen and Bath, and Paint
Hardlines	Hardware, Indoor Garden, Outdoor Garden, and Tools

During the first quarter of fiscal 2019, we combined the Electrical and Lighting merchandising departments into one department, Electrical/Lighting, and we renamed the Décor merchandising department to Décor/Storage. These changes had no impact on our net sales presentations.
Net sales by major product lines (and related services) follow.

	Three Months Ended		Six Months Ended
in millions	August 4, 2019	July 29, 2018	August 4, 2019	July 29, 2018
Building Materials	$10,495	$10,660	$19,899	$19,981
Décor	10,050	9,653	18,795	18,066
Hardlines	10,294	10,150	18,526	17,363
Net sales	$30,839	$30,463	$57,220	$55,410
—————
Note: Net sales for certain merchandising departments were reclassified in the first quarter of fiscal 2019. As a result, prior-period amounts have been reclassified to conform with the current-period presentation.

3.	PROPERTY AND LEASES
Net Property and Equipment
Net property and equipment includes accumulated depreciation and amortization of $21.3 billion as of August 4, 2019 and $20.6 billion as of February 3, 2019.
Leases
We lease certain retail locations, office space, warehouse and distribution space, equipment, and vehicles. While most of these leases are operating leases, certain retail locations and equipment are leased under finance leases. We consider various factors such as market conditions and the terms of any renewal options that may exist to determine whether we will renew or replace the lease. A substantial majority of our leases have remaining lease terms of one to 20 years, typically with the option to extend the leases for up to five years. Some of our leases may include the option to terminate in less than five years. In the event we are reasonably certain to exercise the option to extend a lease, we will include the extended terms in the operating lease right-of-use asset and operating lease liability. Real estate taxes, insurance, maintenance, and operating expenses applicable to the leased property are generally our obligations under the lease agreements.
Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Further, certain lease agreements include rental payments based on an index or rate and others include rental payments based on a percentage of sales.

The balance sheet location of assets and liabilities related to operating and finance leases follow.

in millions	Balance Sheet Caption	August 4, 2019
Assets:
Operating lease assets	Operating lease right-of-use assets	$5,789
Finance lease assets	Net property and equipment	863
Total lease assets		$6,652

Liabilities:
Current:
Operating lease liabilities	Current operating lease liabilities	$831
Finance lease liabilities	Current installments of long-term debt	67
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	5,263
Finance lease liabilities	Long-term debt, excluding current installments	1,020
Total lease liabilities		$7,181

The components of lease cost follow.

in millions	Statement of Earnings Caption	Three Months Ended August 4, 2019	Six Months Ended August 4, 2019
Operating lease cost	Selling, general and administrative	$205	$415
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	22	43
Interest on lease liabilities	Interest expense	23	46
Short-term lease cost	Selling, general and administrative	18	43
Variable lease cost	Selling, general and administrative	64	122
Sublease income	Selling, general and administrative	(4)	(7)
Net lease cost		$328	$662

ASU 2016-02 requires that public companies use a secured incremental borrowing rate as the discount rate for present value of lease payments when the rate implicit in the contract is not readily determinable. We determine a secured rate on a quarterly basis and update the weighted average discount rate accordingly. Lease terms and discount rates follow.

August 4, 2019
Weighted Average Remaining Lease Term (Years):
Operating leases	10
Finance leases	13

Weighted Average Discount Rate:
Operating leases	3.1%
Finance leases	11.3%

The approximate future minimum lease payments under operating and finance leases at August 4, 2019 follow.

in millions	Operating Leases	Finance Leases
Fiscal 2019	$479	$82
Fiscal 2020	942	158
Fiscal 2021	834	153
Fiscal 2022	734	150
Fiscal 2023	640	143
Thereafter	3,341	993
Total lease payments	6,970	1,679
Less imputed interest	876	592
Present value of lease liabilities	$6,094	$1,087
—————
Note: Amounts presented do not include payments relating to immaterial leases excluded from the balance sheets as part of transition elections adopted upon implementation of Topic 842. Additionally, we have excluded approximately $1.4 billion of leases (undiscounted basis) that have not yet commenced. These leases will commence between 2019 and 2020 with lease terms of one to 20 years.
The approximate future minimum lease payments under capital and operating leases at February 3, 2019 and accounted for under previous lease guidance follow.

in millions	Operating Leases	Capital Leases
Fiscal 2019	$976	$150
Fiscal 2020	912	167
Fiscal 2021	792	143
Fiscal 2022	682	142
Fiscal 2023	584	137
Thereafter	3,090	970
	$7,036	1,709
Less imputed interest		660
Net present value of capital lease obligations		1,049
Less current installments		57
Long-term capital lease obligations, excluding current installments		$992

Other lease information follows.

in millions	Six Months Ended August 4, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows – operating leases	$500
Operating cash flows – finance leases	46
Financing cash flows – finance leases	30
Leased assets obtained in exchange for new operating lease liabilities	520
Leased assets obtained in exchange for new finance lease liabilities	67

4.	DEBT AND DERIVATIVE INSTRUMENTS
June 2019 Issuance. In June 2019, we issued two tranches of senior notes.

•
The first tranche consisted of $1.0 billion of 2.95% senior notes due June 15, 2029 (the “2029 notes”) at a discount of $6 million. Interest on the 2029 notes is due semi-annually on June 15 and December 15 of each year, beginning December 15, 2019.

•
The second tranche consisted of $400 million of 3.90% senior notes due June 15, 2047 (the “2047 notes”) at a premium of $10 million. The 2047 notes form a single series with the Company’s $750 million 3.90% senior notes due June 15, 2047 that were issued in June 2017 and have the same terms. The aggregate principal amount outstanding of the Company’s senior notes due June 15, 2047 is $1.2 billion. Interest on the 2047 notes is due semi-annually on June 15 and December 15 of each year, beginning December 15, 2019, with interest accruing from June 15, 2019.

•
Issuance costs totaled $9.9 million. The net proceeds of the June 2019 issuance were used to repay the Company's 2.00% senior notes that matured on June 15, 2019 and for general corporate purposes, including repurchases of common stock.

The 2029 notes and 2047 notes may be redeemed by us at any time, in whole or in part, at the redemption price plus accrued interest up to the redemption date. The redemption price is equal to the greater of (1) 100% of the principal amount of the notes to be redeemed, or (2) the sum of the present values of the remaining scheduled payments of principal and interest to the Par Call Date, as defined in the respective notes. Additionally, if a Change in Control Triggering Event, as defined in the notes, occurs, holders of all notes have the right to require us to redeem those notes at 101% of the aggregate principal amount of the notes plus accrued interest up to the redemption date. We are generally not limited under the indentures governing the notes in our ability to incur additional indebtedness or required to maintain financial ratios or specified levels of net worth or liquidity. The indentures governing the notes contain various customary covenants; however, none are expected to impact our liquidity or capital resources.
Also, in June 2019, we entered into an interest rate swap agreement with a notional amount of $350 million, accounted for as a fair value hedge, to hedge against changes in the fair value of the 2029 notes attributable to changes in the designated benchmark interest rate.

5.	STOCKHOLDERS' EQUITY
Stock Rollforward
A reconciliation of the number of shares of our common stock and dividends per share follows.

shares in millions	Three Months Ended		Six Months Ended
	August 4, 2019	July 29, 2018	August 4, 2019	July 29, 2018
Common stock:
Balance at beginning of period	1,784	1,781	1,782	1,780
Shares issued under employee stock plans	1	1	3	2
Balance at end of period	1,785	1,782	1,785	1,782
Treasury stock:
Balance at beginning of period	(683)	(627)	(677)	(622)
Repurchases of common stock	(6)	(10)	(12)	(15)
Balance at end of period	(689)	(637)	(689)	(637)
Shares outstanding at end of period	1,096	1,145	1,096	1,145

Cash dividends per share	$1.36	$1.03	$2.72	$2.06

6.	FAIR VALUE MEASUREMENTS
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

	Fair Value at August 4, 2019 Using			Fair Value at February 3, 2019 Using
in millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative agreements – assets	$—	$190	$—	$—	$138	$—
Derivative agreements – liabilities	—	(1)	—	—	(11)	—
Total	$—	$189	$—	$—	$127	$—

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
Long-lived assets and other intangible assets are subject to nonrecurring fair value measurement for the assessment of impairment or as the result of business acquisitions. We did not have any material assets or liabilities subject to nonrecurring fair value measurements as of August 4, 2019 or February 3, 2019, respectively.
The aggregate fair values and carrying values of our senior notes follow.

	August 4, 2019		February 3, 2019
in millions	Fair Value (Level 1)	Carrying Value	Fair Value (Level 1)	Carrying Value
Senior notes	$30,910	$27,293	$28,348	$26,814

7.	WEIGHTED AVERAGE COMMON SHARES
The reconciliation of our basic to diluted weighted average common shares follows.

	Three Months Ended		Six Months Ended
in millions	August 4, 2019	July 29, 2018	August 4, 2019	July 29, 2018
Basic weighted average common shares	1,095	1,144	1,098	1,148
Effect of potentially dilutive securities	4	5	5	6
Diluted weighted average common shares	1,099	1,149	1,103	1,154

Anti-dilutive securities excluded from diluted weighted average common shares	—	—	1	—

8.	COMMITMENTS AND CONTINGENCIES
We are involved in litigation arising in the normal course of business. In management’s opinion, any such litigation is not expected to have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
The Home Depot, Inc.:
Results of Review of Interim Financial Information
We have reviewed the Consolidated Balance Sheet of The Home Depot, Inc. and its subsidiaries (the “Company”) as of August 4, 2019, the related Consolidated Statements of Earnings, Comprehensive Income, and Stockholders’ Equity for the three-month and six-month periods ended August 4, 2019 and July 29, 2018, the related Consolidated Statements of Cash Flows for the six-month periods ended August 4, 2019 and July 29, 2018, and the related notes (collectively, the “Consolidated Interim Financial Information”). Based on our reviews, we are not aware of any material modifications that should be made to the Consolidated Interim Financial Information for it to be in conformity with U.S. generally accepted accounting principles.
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

/s/ KPMG LLP
Atlanta, Georgia
August 26, 2019

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Our MD&A includes the following sections:

•	Executive Summary

•	Results of Operations and Non-GAAP Financial Measures

•	Liquidity and Capital Resources

•	Critical Accounting Policies
Executive Summary
Quarter to date and year to date highlights of our financial performance follow.

dollars in millions, except per share data	Three Months Ended		Six Months Ended
	August 4, 2019	July 29, 2018	August 4, 2019	July 29, 2018
Net sales	$30,839	$30,463	$57,220	$55,410
Net earnings	3,479	3,506	5,992	5,910
Effective tax rate	24.6%	24.7%	24.5%	24.2%

Diluted earnings per share	$3.17	$3.05	$5.43	$5.12

Net cash provided by operating activities			$8,497	$7,907
Proceeds from long-term debt, net of discounts and premiums			1,404	—
Repayments of long-term debt			1,030	28
Repurchases of common stock			2,619	3,121
We reported net sales of $30.8 billion in the second quarter of fiscal 2019. Net earnings were $3.5 billion, or $3.17 per diluted share. For the first six months of fiscal 2019, net sales were $57.2 billion and net earnings were $6.0 billion, or $5.43 per diluted share.
We opened one new store in the U.S. and one new store in Mexico during the second quarter of fiscal 2019, for a total store count of 2,291 at the end of the quarter. As of August 4, 2019, a total of 306 of our stores, or 13.4%, were located in Canada and Mexico. For the second quarter of fiscal 2019, total sales per square foot were $509.55 and our inventory turnover ratio was 5.1 times.
We generated $8.5 billion of cash flow from operations and issued $1.4 billion of long-term debt, net of discounts and premiums, during the first six months of fiscal 2019. This cash flow, together with cash on hand, was used to pay $3.0 billion of dividends, fund cash payments of $2.6 billion for share repurchases, repay $1.3 billion of net short-term borrowings, fund $1.2 billion in capital expenditures, and repay $1.0 billion of senior notes that matured in June 2019. In February 2019, we announced a 32.0% increase in our quarterly cash dividend to $1.36 per share.
Our ROIC for the trailing twelve-month period was 43.7% at the end of the second quarter of fiscal 2019. See the "Non-GAAP Financial Measures" section below for our definition and calculation of ROIC, as well as a reconciliation of NOPAT, a non-GAAP financial measure, to net earnings (the most comparable GAAP financial measure).
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

Fiscal 2019 and Fiscal 2018 Three Month Comparisons

	Three Months Ended
	August 4, 2019		July 29, 2018
dollars in millions	$	% of Net Sales	$	% of Net Sales
Net sales	$30,839		$30,463
Gross profit	10,432	33.8%	10,365	34.0%
Operating expenses:
Selling, general and administrative	5,044	16.4	5,004	16.4
Depreciation and amortization	492	1.6	460	1.5
Total operating expenses	5,536	18.0	5,464	17.9
Operating income	4,896	15.9	4,901	16.1
Interest and other (income) expense:
Interest and investment income	(19)	(0.1)	(26)	(0.1)
Interest expense	302	1.0	272	0.9
Interest and other, net	283	0.9	246	0.8
Earnings before provision for income taxes	4,613	15.0	4,655	15.3
Provision for income taxes	1,134	3.7	1,149	3.8
Net earnings	$3,479	11.3%	$3,506	11.5%
—————
Note: Certain percentages may not sum to totals due to rounding.

	Three Months Ended
Selected financial and sales data:	August 4, 2019	July 29, 2018	% Change
Comparable sales (% change)	3.0%	8.0%	N/A
Comparable customer transactions (% change) (1)	1.0%	2.9%	N/A
Comparable average ticket (% change) (1)	2.0%	4.9%	N/A
Customer transactions (in millions) (1)	455.5	455.4	0.0%
Average ticket (1)	$67.31	$66.20	1.7%
Sales per square foot (1)	$509.55	$504.20	1.1%
Diluted earnings per share	$3.17	$3.05	3.9%
—————

(1)	Does not include results for Interline.
Sales. We assess our sales performance by evaluating both net sales and comparable sales.
Net Sales. Net sales for the second quarter of fiscal 2019 increased 1.2% to $30.8 billion from $30.5 billion in the second quarter of fiscal 2018. The increase in net sales in the second quarter of fiscal 2019 primarily reflected the impact of positive comparable sales driven by an increase in comparable average ticket and comparable customer transactions. Online sales, which consist of sales generated online through our websites for products picked up in our stores or delivered to customer locations, represented 8.9% of net sales and grew 20.1% during the second quarter of fiscal 2019. A stronger U.S. dollar negatively impacted sales growth by $29 million in the second quarter of fiscal 2019.
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
Total comparable sales increased 3.0% in the second quarter of fiscal 2019, consisting of a 2.0% increase in comparable average ticket and a 1.0% increase in comparable customer transactions. The increase in comparable sales reflected a number of factors, including execution of our strategic efforts to drive an enhanced interconnected experience in both the physical and digital worlds. The difference between our comparable sales growth and total sales growth in the second quarter of fiscal 2019 was primarily due to the shift in our fiscal calendar as a result of the 53rd week in fiscal 2018.
All of our departments posted positive comparable sales in the second quarter of fiscal 2019 except for Lumber, which was negatively impacted by commodity price deflation. We expect lumber prices to remain depressed in the second half of fiscal 2019. Comparable sales for our Appliances, Tools, Décor/Storage, Indoor Garden, Building Materials, Paint, Outdoor Garden, Hardware, and Plumbing merchandising departments were above the Company average in the second quarter of fiscal 2019.
Gross Profit. Gross profit was $10.4 billion for the second quarter of both fiscal 2019 and 2018. Gross profit as a percent of net sales, or gross profit margin, was 33.8% in the second quarter of fiscal 2019 compared to 34.0% for the second quarter of fiscal 2018. The decrease in gross profit margin was primarily driven by higher shrink, a change in product mix, and higher supply chain expense.
Operating Expenses. Our operating expenses are composed of SG&A and depreciation and amortization.
Selling, General & Administrative. SG&A was $5.0 billion for the second quarter of both fiscal 2019 and 2018. As a percent of net sales, SG&A was 16.4% for the second quarter of both fiscal 2019 and 2018, driven by expense leverage resulting from the positive comparable sales environment and continued expense control, partially offset by strategic investments in the business.
Depreciation and Amortization. Depreciation and amortization increased $32 million to $492 million in the second quarter of fiscal 2019 from $460 million in the second quarter of fiscal 2018. As a percent of net sales, depreciation and amortization was 1.6% in the second quarter of fiscal 2019 compared to 1.5% for the second quarter of fiscal 2018, reflecting strategic investments in the business, leverage resulting from the positive comparable sales environment, and timing of asset additions.
Interest and Other, net. Interest and other, net, was $283 million in the second quarter of fiscal 2019 compared to $246 million in the second quarter of fiscal 2018. Interest and other, net, as a percent of net sales was 0.9% in the second quarter of fiscal 2019 and 0.8% in the second quarter of fiscal 2018, due primarily to higher interest expense resulting from higher debt balances.
Provision for Income Taxes. Our combined effective income tax rate was 24.6% for the second quarter of fiscal 2019 compared to 24.7% for the second quarter of fiscal 2018. The decrease in the provision for income taxes in the second quarter of fiscal 2019 was primarily due to the tax benefit related to stock compensation and the positive impact of certain state tax settlements.
Diluted Earnings per Share. Diluted earnings per share were $3.17 for the second quarter of fiscal 2019 compared to $3.05 for the second quarter of fiscal 2018.

Fiscal 2019 and Fiscal 2018 Six Month Comparisons

	Six Months Ended
	August 4, 2019		July 29, 2018
dollars in millions	$	% of Net Sales	$	% of Net Sales
Net sales	$57,220		$55,410
Gross profit	19,449	34.0%	18,982	34.3%
Operating expenses:
Selling, general and administrative	9,984	17.4	9,783	17.7
Depreciation and amortization	972	1.7	917	1.7
Total operating expenses	10,956	19.1	10,700	19.3
Operating income	8,493	14.8	8,282	14.9
Interest and other (income) expense:
Interest and investment income	(34)	(0.1)	(48)	(0.1)
Interest expense	590	1.0	533	1.0
Interest and other, net	556	1.0	485	0.9
Earnings before provision for income taxes	7,937	13.9	7,797	14.1
Provision for income taxes	1,945	3.4	1,887	3.4
Net earnings	$5,992	10.5%	$5,910	10.7%
—————
Note: Certain percentages may not sum to totals due to rounding.

	Six Months Ended
Selected financial and sales data:	August 4, 2019	July 29, 2018	% Change
Comparable sales (% change)	2.8%	6.2%	N/A
Comparable customer transactions (% change) (1)	0.8%	0.9%	N/A
Comparable average ticket (% change) (1)	2.0%	5.3%	N/A
Customer transactions (in millions) (1)	845.5	831.2	1.7%
Average ticket (1)	$67.31	$66.12	1.8%
Sales per square foot (1)	$472.22	$458.07	3.1%
Diluted earnings per share	$5.43	$5.12	6.1%
—————

(1)	Does not include results for Interline.

Sales.
Net Sales. For the first six months of fiscal 2019, net sales increased 3.3% to $57.2 billion from $55.4 billion in the first six months of fiscal 2018. The increase in net sales for the first six months of fiscal 2019 primarily reflected the impact of positive comparable sales driven by an increase in comparable average ticket growth and comparable customer transactions. Online sales, which consist of sales generated online through our websites for products picked up in our stores or delivered to customer locations, represented 8.9% of net sales and grew 21.4% during the first six months of fiscal 2019. A stronger U.S. dollar negatively impacted sales growth by $105 million in the first six months of fiscal 2019.
Comparable Sales. For the first six months of fiscal 2019, total comparable sales increased 2.8%. This increase reflected a number of factors, including the execution of our strategic efforts to drive an enhanced interconnected experience in both the physical and digital worlds. Our comparable average ticket increased 2.0% for the first six months of fiscal 2019, due in part to big ticket purchases.
During the first six months of fiscal 2019, all of our departments except for three posted positive comparable sales. Comparable sales for our Appliances, Indoor Garden, Tools, Décor/Storage, Building Materials, Outdoor Garden, Plumbing, Hardware, and Paint merchandising departments were above the Company average for the first six months of fiscal 2019. Comparable sales for Flooring and Electrical/Lighting were slightly negative due to the impact of prior-year hurricane-related sales and price deflation in light bulbs, respectively. Comparable sales for Lumber were negatively impacted by commodity price deflation.
Gross Profit. For the first six months of fiscal 2019, gross profit increased $467 million to $19.4 billion from $19.0 billion in the first six months of fiscal 2018. Gross profit as a percent of net sales, or gross profit margin, was 34.0% in the first six months of fiscal 2019 compared to 34.3% for the first six months of fiscal 2018. The decrease in gross profit margin was primarily driven by higher shrink, a change in product mix, and higher supply chain expense.
Operating Expenses. Our operating expenses are composed of SG&A and depreciation and amortization.
Selling, General & Administrative. SG&A increased $201 million to $10.0 billion for the first six months of fiscal 2019 from $9.8 billion in the first six months of fiscal 2018. As a percent of net sales, SG&A was 17.4% for the first six months of fiscal 2019 compared to 17.7% for the first six months of fiscal 2018. The decrease in SG&A as a percent of net sales for the first six months of fiscal 2019 was primarily driven by expense leverage resulting from the positive comparable sales environment and continued expense control.
Depreciation and Amortization. Depreciation and amortization increased $55 million to $972 million for the first six months of fiscal 2019 from $917 million in the first six months of fiscal 2018. As a percent of net sales, depreciation and amortization was unchanged at 1.7% for the first six months of both fiscal 2019 and fiscal 2018, reflecting strategic investments in the business, leverage resulting from the positive comparable sales environment, and timing of asset additions.
Interest and Other, net. Interest and other, net was $556 million in the first six months of fiscal 2019, compared to $485 million for the first six months of fiscal 2018. As a percent of net sales, it was 1.0% for the first six months of fiscal 2019 compared to 0.9% for the first six months of fiscal 2018. The increase in interest and other, net as a percent of sales was due primarily to the impact of higher debt balances.
Provision for Income Taxes. Our combined effective income tax rate was 24.5% for the first six months of fiscal 2019 compared to 24.2% for the first six months of fiscal 2018. The increase in the provision for income taxes in the first six months of fiscal 2019 was primarily due to the positive impact of certain state tax settlements in the prior year.
Diluted Earnings per Share. Diluted earnings per share were $5.43 for the first six months of fiscal 2019, compared to $5.12 for the first six months of fiscal 2018.
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

The calculation of ROIC, together with a reconciliation of NOPAT to net earnings (the most comparable GAAP measure), follows.

	Twelve Months Ended
dollars in millions	August 4, 2019	July 29, 2018
Net earnings	$11,203	$9,854
Interest and other, net	1,045	978
Provision for income taxes	3,493	4,319
Operating income	15,741	15,151
Income tax adjustment (1)	(3,791)	(4,545)
NOPAT	$11,950	$10,606

Average debt and equity	$27,364	$28,014

ROIC	43.7%	37.9%
—————

(1)	Income tax adjustment is defined as operating income multiplied by our effective tax rate for the trailing twelve months.
Additional Information
For information on accounting pronouncements that have impacted or are expected to materially impact our consolidated financial condition, results of operations, or cash flows, see Note 1 to our consolidated financial statements.
Liquidity and Capital Resources
Cash and Cash Equivalents
At August 4, 2019, we had $2.5 billion in cash and cash equivalents, of which $1.9 billion was held by our foreign subsidiaries. We believe that our current cash position, access to the long-term debt capital markets, cash flow generated from operations, and funds available under our commercial paper programs should be sufficient not only for our operating requirements but also to enable us to complete our capital expenditure programs and fund dividend payments, share repurchases, and any required long-term debt payments through the next several fiscal years. In addition, we believe that we have the ability to obtain alternative sources of financing.
As we continue our investments in the business, we expect capital expenditures of approximately $2.7 billion in fiscal 2019.
Debt and Derivatives
We have commercial paper programs that allow for borrowings of up to $3.0 billion. All of our short-term borrowings in the first six months of fiscal 2019 were under these commercial paper programs, and the maximum amount outstanding at any time was $2.1 billion. In connection with these programs, we have back-up credit facilities with a consortium of banks for borrowings up to $3.0 billion, which consist of a five-year $2.0 billion credit facility scheduled to expire in December 2022 and a 364-day $1.0 billion credit facility scheduled to expire in December 2019. At August 4, 2019, we were in compliance with all of the covenants contained in the credit facilities, and none are expected to impact our liquidity or capital resources. At August 4, 2019, there were no borrowings outstanding under the commercial paper programs. We also issue senior notes from time to time as part of our capital management strategy.
We use derivative financial instruments in the management of our exposure to fluctuations in foreign currency exchange rates and interest rates on certain long-term debt. See Note 4 to our consolidated financial statements for further discussion.
Share Repurchases
In February 2019, our Board of Directors authorized a new $15.0 billion share repurchase program that replaced the previous authorization. In the first six months of fiscal 2019, we had cash payments of $2.6 billion for repurchases of our common stock through open market purchases.

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
Net cash provided by operating activities increased $590 million in the first six months of fiscal 2019 compared to the first six months of fiscal 2018 and was primarily driven by net cash inflows associated with changes in working capital and an increase in net earnings. The increase in net earnings during the first six months of fiscal 2019 was due to the positive comparable sales environment and expense leverage.
Investing Activities. Cash used in investing activities primarily reflected capital expenditures from the continuation of our strategic investments in our business of $1.2 billion during the first six months of fiscal 2019 compared to $1.1 billion of capital expenditures in the first six months of fiscal 2018.
Financing Activities. Cash used in financing activities primarily reflected:

•
$3.0 billion of cash dividends paid, $2.6 billion of share repurchases, $1.3 billion of net repayments of short-term debt, and $1.0 billion of net repayments of long-term debt, partially offset by $1.4 billion of net proceeds from long-term debt in the first six months of fiscal 2019, and

•	$3.1 billion of share repurchases, $2.4 billion of cash dividends paid, and $1.6 billion of net repayments of short-term debt in the first six months of fiscal 2018.
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
Item 4. Controls and Procedures.
Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) and concluded that our disclosure controls and procedures were effective as of August 4, 2019. There has been no change in our internal control over financial reporting during the fiscal quarter ended August 4, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
Except as set forth below, there were no material changes during the second quarter of fiscal 2019 to our disclosure in Item 3 of our 2018 Form 10-K.
SEC regulations require us to disclose certain information about proceedings arising under federal, state or local environmental provisions if we reasonably believe that such proceedings may result in monetary sanctions of $100,000 or more.
As previously reported, in January 2017, we became aware of an investigation by the EPA’s criminal investigation division into our compliance with lead-safe work practices for certain jobs performed through our installation services business. We have also previously responded to civil document requests from several EPA regions. In the second quarter of fiscal 2018, we received a subpoena for documents from the EPA civil enforcement division. In the second quarter of fiscal 2019, we received a grand jury subpoena from the U.S. Attorney for the Northern

District of Georgia and an amendment of the subpoena from the EPA civil enforcement division. We are continuing to cooperate and engage in discussions with the government on these matters.

As previously reported, in January 2019, we received a letter from the California South Coast Air Quality Management District ("SCAQMD") regarding allegations that we have sold denatured alcohol since 2015 in a manner that is not compliant with applicable rules. In the second quarter of fiscal 2019, we resolved the matter with SCAQMD, and the vendor from whom we purchased the products paid a settlement on our behalf.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The number and average price of shares purchased in each fiscal month of the second quarter of fiscal 2019 follow.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
May 6, 2019 – June 2, 2019	1,965,711	$192.36	1,959,569	$13,650,884,674
June 3, 2019 – June 30, 2019	1,960,027	202.52	1,959,492	13,254,055,967
July 1, 2019 – August 4, 2019	2,233,732	213.97	2,228,397	12,777,252,093
Total	6,159,470	203.43	6,147,458
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
Sales of Unregistered Securities
During the second quarter of fiscal 2019, we issued 3,415 deferred stock units under the Home Depot, Inc. Nonemployee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of the SEC’s Regulation D thereunder. The deferred stock units were credited to the accounts of those non-employee directors who elected to receive all or a portion of board retainers in the form of deferred stock units instead of cash during the second quarter of fiscal 2019. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.
During the second quarter of fiscal 2019, we credited 1,255 deferred stock units to participant accounts under the Restoration Plan pursuant to an exemption from the registration requirements of the Securities Act for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.

Item 6. Exhibits.
Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the references in brackets. All other exhibits are filed or furnished herewith.

Exhibit		Description
3.1	*	Amended and Restated Certificate of Incorporation of The Home Depot, Inc.
[Form 10-Q filed on September 1, 2011, Exhibit 3.1]
3.2	*	By-Laws of The Home Depot, Inc. (Amended and Restated Effective February 28, 2019)
[Form 8-K filed on March 4, 2019, Exhibit 3.2]
15.1		Acknowledgement of Independent Registered Public Accounting Firm
31.1		Certification of the Chief Executive Officer and President pursuant to Rule 13a-14(a)
31.2		Certification of the Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a)
32.1		Certification of the Chief Executive Officer and President furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of the Chief Financial Officer and Executive Vice President – Corporate Services furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HOME DEPOT, INC. (Registrant)

By:	/s/ CRAIG A. MENEAR
Craig A. Menear, Chairman, Chief Executive Officer and President

/s/ CAROL B. TOMÉ
Carol B. Tomé, Chief Financial Officer, and Executive Vice President – Corporate Services

Date:	August 26, 2019