Form 10-Q
period 2019-11-03
HOME DEPOT, INC.
filed 2019-11-26
CIK 354950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 3, 2019
or
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
1,090,831,020 shares of common stock, $0.05 par value, as of November 19, 2019

i

COMMONLY USED OR DEFINED TERMS

Term	Definition
ASR	Accelerated share repurchase
ASU	Accounting Standards Update
Comparable sales	As defined in the Results of Operations and Non-GAAP Financial Measures section of MD&A
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
fiscal 2018	Fiscal year ended February 3, 2019 (includes 53 weeks)
fiscal 2019	Fiscal year ending February 2, 2020 (includes 52 weeks)
GAAP	U.S. generally accepted accounting principles
Interline	The legacy Interline Brands business, now operating as a part of The Home Depot Pro
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
NOPAT	Net operating profit after tax
Restoration Plan	Home Depot FutureBuilder Restoration Plan
ROIC	Return on invested capital
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SG&A	Selling, general and administrative
Tax Act	2017 tax reform, commonly referred to as the Tax Cuts and Jobs Act of 2017
2018 Form 10-K	Annual Report on Form 10-K for fiscal 2018 as filed with the SEC on March 28, 2019

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
Forward-looking statements are based on currently available information and our current assumptions, expectations and projections about future events. You should not rely on our forward-looking statements. These statements are not guarantees of future performance and are subject to future events, risks and uncertainties – many of which are beyond our control, dependent on the actions of third parties, or currently unknown to us – as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. These risks and uncertainties include, but are not limited to, those described in Part II, Item 1A, "Risk Factors" and elsewhere in this report and as also may be described from time to time in future reports we file with the SEC. You should read such information in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. There also may be other factors that we cannot anticipate or that are not described in this report, generally because we do not currently perceive them to be material. Such factors could cause results to differ materially from our expectations.
Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements other than as required by law. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the SEC.

iii

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
THE HOME DEPOT, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

in millions, except per share data	November 3, 2019	February 3, 2019
Assets
Current assets:
Cash and cash equivalents	$2,193	$1,778
Receivables, net	2,231	1,936
Merchandise inventories	15,711	13,925
Other current assets	1,039	890
Total current assets	21,174	18,529
Net property and equipment	22,472	22,375
Operating lease right-of-use assets	5,638	—
Goodwill	2,253	2,252
Other assets	772	847
Total assets	$52,309	$44,003

Liabilities and Stockholders' Equity
Current liabilities:
Short-term debt	$695	$1,339
Accounts payable	9,240	7,755
Accrued salaries and related expenses	1,467	1,506
Sales taxes payable	686	656
Deferred revenue	2,121	1,782
Current installments of long-term debt	1,818	1,056
Current operating lease liabilities	828	—
Other accrued expenses	2,710	2,622
Total current liabilities	19,565	16,716
Long-term debt, excluding current installments	26,597	26,807
Long-term operating lease liabilities	5,113	—
Other long-term liabilities	2,116	2,358
Total liabilities	53,391	45,881

Common stock, par value $0.05; authorized: 10,000 shares; issued: 1,785 shares at November 3, 2019 and 1,782 shares at February 3, 2019; outstanding: 1,090 shares at November 3, 2019 and 1,105 shares at February 3, 2019	89	89
Paid-in capital	10,747	10,578
Retained earnings	50,729	46,423
Accumulated other comprehensive loss	(801)	(772)
Treasury stock, at cost, 695 shares at November 3, 2019 and 677 shares at February 3, 2019	(61,846)	(58,196)
Total stockholders’ (deficit) equity	(1,082)	(1,878)
Total liabilities and stockholders’ equity	$52,309	$44,003
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
in millions, except per share data	November 3, 2019	October 28, 2018	November 3, 2019	October 28, 2018
Net sales	$27,223	$26,302	$84,443	$81,712
Cost of sales	17,836	17,151	55,607	53,579
Gross profit	9,387	9,151	28,836	28,133
Operating expenses:
Selling, general and administrative	4,942	4,808	14,926	14,591
Depreciation and amortization	498	473	1,470	1,390
Total operating expenses	5,440	5,281	16,396	15,981
Operating income	3,947	3,870	12,440	12,152
Interest and other (income) expense:
Interest and investment income	(22)	(25)	(56)	(73)
Interest expense	302	249	892	782
Interest and other, net	280	224	836	709
Earnings before provision for income taxes	3,667	3,646	11,604	11,443
Provision for income taxes	898	779	2,843	2,666
Net earnings	$2,769	$2,867	$8,761	$8,777

Basic weighted average common shares	1,089	1,135	1,096	1,144
Basic earnings per share	$2.54	$2.53	$7.99	$7.67

Diluted weighted average common shares	1,094	1,141	1,100	1,150
Diluted earnings per share	$2.53	$2.51	$7.96	$7.63
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
in millions	November 3, 2019	October 28, 2018	November 3, 2019	October 28, 2018
Net earnings	$2,769	$2,867	$8,761	$8,777
Other comprehensive income (loss):
Foreign currency translation adjustments	(23)	59	(7)	(204)
Cash flow hedges, net of tax	(2)	(2)	4	46
Other	—	—	5	7
Total other comprehensive income (loss)	(25)	57	2	(151)
Comprehensive income	$2,744	$2,924	$8,763	$8,626
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended		Nine Months Ended
in millions	November 3, 2019	October 28, 2018	November 3, 2019	October 28, 2018
Common Stock:
Balance at beginning of period	$89	$89	$89	$89
Shares issued under employee stock plans	—	—	—	—
Balance at end of period	89	89	89	89

Paid-in Capital:
Balance at beginning of period	10,777	10,079	10,578	10,192
Shares issued under employee stock plans	20	10	79	21
Stock-based compensation expense	50	52	190	196
Repurchases of common stock	(100)	268	(100)	—
Balance at end of period	10,747	10,409	10,747	10,409

Retained Earnings:
Balance at beginning of period	49,446	43,543	46,423	39,935
Cumulative effect of accounting changes	—	—	26	75
Net earnings	2,769	2,867	8,761	8,777
Cash dividends	(1,486)	(1,175)	(4,477)	(3,548)
Other	—	—	(4)	(4)
Balance at end of period	50,729	45,235	50,729	45,235

Accumulated Other Comprehensive Income (Loss):
Balance at beginning of period	(776)	(774)	(772)	(566)
Cumulative effect of accounting change	—	—	(31)	—
Foreign currency translation adjustments	(23)	59	(7)	(204)
Cash flow hedges, net of tax	(2)	(2)	4	46
Other	—	—	5	7
Balance at end of period	(801)	(717)	(801)	(717)

Treasury Stock:
Balance at beginning of period	(60,696)	(50,928)	(58,196)	(48,196)
Repurchases of common stock	(1,150)	(2,768)	(3,650)	(5,500)
Balance at end of period	(61,846)	(53,696)	(61,846)	(53,696)
Total stockholders' (deficit) equity	$(1,082)	$1,320	$(1,082)	$1,320
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
in millions	November 3, 2019	October 28, 2018
Cash Flows from Operating Activities:
Net earnings	$8,761	$8,777
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization	1,701	1,603
Stock-based compensation expense	197	204
Changes in receivables, net	(298)	(196)
Changes in merchandise inventories	(1,788)	(2,041)
Changes in other current assets	(152)	(480)
Changes in accounts payable and accrued expenses	1,616	2,134
Changes in deferred revenue	340	156
Changes in income taxes payable	116	61
Changes in deferred income taxes	107	(64)
Other operating activities	64	(118)
Net cash provided by operating activities	10,664	10,036

Cash Flows from Investing Activities:
Capital expenditures, net of non-cash capital expenditures	(1,891)	(1,711)
Proceeds from sales of property and equipment	21	21
Other investing activities	(10)	(3)
Net cash used in investing activities	(1,880)	(1,693)

Cash Flows from Financing Activities:
Repayments of short-term debt, net	(644)	(161)
Proceeds from long-term debt, net of discounts and premiums	1,404	—
Repayments of long-term debt	(1,046)	(1,192)
Repurchases of common stock	(3,909)	(5,518)
Proceeds from sales of common stock	185	140
Cash dividends	(4,477)	(3,548)
Other financing activities	9	99
Net cash used in financing activities	(8,478)	(10,180)
Change in cash and cash equivalents	306	(1,837)
Effect of exchange rate changes on cash and cash equivalents	109	6
Cash and cash equivalents at beginning of period	1,778	3,595
Cash and cash equivalents at end of period	$2,193	$1,764

Supplemental Disclosures:
Cash paid for interest, net of interest capitalized	$910	$855
Cash paid for income taxes	2,660	3,017
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements of The Home Depot, Inc. and its subsidiaries (the "Company," "Home Depot," "we," "our" or "us") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2018 Form 10-K.
There were no significant changes to our significant accounting policies as disclosed in the 2018 Form 10-K, except as set forth below.
Leases
On February 4, 2019, we adopted the new leases standard using the modified retrospective transition method, which requires that we recognize leases differently pre- and post-adoption. See "Recently Adopted Accounting Pronouncements—ASU No. 2016-02" below for more information.
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
Recently Adopted Accounting Pronouncements
ASU No. 2018-02. In February 2018, the FASB issued ASU No. 2018-02, "Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which allows for an optional reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects as a result of the Tax Act. On February 4, 2019, we adopted ASU No. 2018-02, resulting in an increase of $31 million to retained earnings and a decrease of $31 million to accumulated other comprehensive income.
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

ASU No. 2016-02. In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which establishes a right-of-use model and requires an entity that is a lessee to recognize the right-of-use assets and liabilities arising from leases on the balance sheets. ASU No. 2016-02 also requires disclosures about the amount, timing, and uncertainty of cash flows arising from leases. Leases will be classified as finance or operating, with classification affecting both the pattern and classification of expense recognition in the statements of earnings. This guidance was subsequently amended by ASU No. 2018-01, "Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842;" ASU No. 2018-10, "Codification Improvements to Topic 842;" and ASU No. 2018-11, "Leases (Topic 842): Targeted Improvements." ASU No. 2016-02 and subsequent updates require a modified retrospective transition, with the cumulative effect of transition, including initial recognition of lease assets and liabilities for existing operating leases, as of (i) the effective date or (ii) the beginning of the earliest comparative period presented. These updates also provide a number of practical expedients for implementation which we are applying, as discussed below.
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
No sales to an individual customer accounted for more than 10% of net sales during the three and nine months ended November 3, 2019 and October 28, 2018. Net sales, classified by geography, follow.

	Three Months Ended		Nine Months Ended
in millions	November 3, 2019	October 28, 2018	November 3, 2019	October 28, 2018
Net sales – in the U.S.	$24,995	$24,083	$77,634	$74,978
Net sales – outside the U.S.	2,228	2,219	6,809	6,734
Net sales	$27,223	$26,302	$84,443	$81,712

Net sales by products and services follow.

	Three Months Ended		Nine Months Ended
in millions	November 3, 2019	October 28, 2018	November 3, 2019	October 28, 2018
Net sales – products	$25,887	$24,922	$80,599	$77,733
Net sales – services	1,336	1,380	3,844	3,979
Net sales	$27,223	$26,302	$84,443	$81,712

Major product lines, as well as the associated merchandising departments (and related services), follow.

Major Product Line	Merchandising Departments
Building Materials	Building Materials, Electrical/Lighting, Lumber, Millwork, and Plumbing
Décor	Appliances, Décor/Storage, Flooring, Kitchen and Bath, and Paint
Hardlines	Hardware, Indoor Garden, Outdoor Garden, and Tools

During the first quarter of fiscal 2019, we combined the Electrical and Lighting merchandising departments into one department, Electrical/Lighting, and we renamed the Décor merchandising department to Décor/Storage. These changes had no impact on our net sales presentations.
Net sales by major product lines (and related services) follow.

	Three Months Ended		Nine Months Ended
in millions	November 3, 2019	October 28, 2018	November 3, 2019	October 28, 2018
Building Materials	$10,299	$10,243	$30,198	$30,224
Décor	9,383	8,919	28,178	26,985
Hardlines	7,541	7,140	26,067	24,503
Net sales	$27,223	$26,302	$84,443	$81,712
—————
Note: Net sales for certain merchandising departments were reclassified in the first quarter of fiscal 2019. As a result, prior-period amounts have been reclassified to conform with the current-period presentation.

3.	PROPERTY AND LEASES
Net Property and Equipment
Net property and equipment includes accumulated depreciation and amortization of $21.7 billion as of November 3, 2019 and $20.6 billion as of February 3, 2019.
Leases
We lease certain retail locations, office space, warehouse and distribution space, equipment, and vehicles. While most of these leases are operating leases, certain retail locations and equipment are leased under finance leases. We consider various factors such as market conditions and the terms of any renewal options that may exist to determine whether we will renew or replace the lease. A substantial majority of our leases have remaining lease terms of one to 20 years, typically with the option to extend the leases for up to five years. Some of our leases may include the option to terminate in less than five years. In the event we are reasonably certain to exercise the option to extend a lease, we will include the extended terms in the related lease assets and liabilities. Real estate taxes, insurance, maintenance, and operating expenses applicable to the leased property are generally our obligations under the lease agreements.
Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Further, certain lease agreements include rental payments based on an index or rate and others include rental payments based on a percentage of sales.

The consolidated balance sheet location of assets and liabilities related to operating and finance leases follow.

in millions	Consolidated Balance Sheet Caption	November 3, 2019
Assets:
Operating lease assets	Operating lease right-of-use assets	$5,638
Finance lease assets	Net property and equipment	876
Total lease assets		$6,514

Liabilities:
Current:
Operating lease liabilities	Current operating lease liabilities	$828
Finance lease liabilities	Current installments of long-term debt	69
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	5,113
Finance lease liabilities	Long-term debt, excluding current installments	1,035
Total lease liabilities		$7,045

The components of lease cost follow.

in millions	Consolidated Statement of Earnings Caption	Three Months Ended November 3, 2019	Nine Months Ended November 3, 2019
Operating lease cost	Selling, general and administrative	$211	$626
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	21	64
Interest on lease liabilities	Interest expense	23	69
Short-term lease cost	Selling, general and administrative	30	73
Variable lease cost	Selling, general and administrative	53	175
Sublease income	Selling, general and administrative	(3)	(10)
Net lease cost		$335	$997

ASU 2016-02 requires that public companies use a secured incremental borrowing rate as the discount rate for the present value of lease payments when the rate implicit in the contract is not readily determinable. We determine a secured rate on a quarterly basis and update the weighted average discount rate accordingly. Lease terms and discount rates follow.

November 3, 2019
Weighted Average Remaining Lease Term (Years):
Operating leases	10
Finance leases	13

Weighted Average Discount Rate:
Operating leases	3.1%
Finance leases	10.9%

The approximate future minimum lease payments under operating and finance leases at November 3, 2019 follow.

in millions	Operating Leases	Finance Leases
Fiscal 2019	$239	$40
Fiscal 2020	953	156
Fiscal 2021	845	154
Fiscal 2022	745	153
Fiscal 2023	650	147
Thereafter	3,274	1,074
Total lease payments	6,706	1,724
Less imputed interest	765	620
Present value of lease liabilities	$5,941	$1,104
—————
Note: Amounts presented do not include payments relating to immaterial leases excluded from the consolidated balance sheets as part of transition elections adopted upon implementation of Topic 842. Additionally, we have excluded approximately $1.6 billion of leases (undiscounted basis) that have not yet commenced. These leases will commence between 2019 and 2020 with lease terms of one to 20 years.
The approximate future minimum lease payments under capital and operating leases at February 3, 2019 and accounted for under previous lease guidance follow.

in millions	Operating Leases	Capital Leases
Fiscal 2019	$976	$150
Fiscal 2020	912	167
Fiscal 2021	792	143
Fiscal 2022	682	142
Fiscal 2023	584	137
Thereafter	3,090	970
	$7,036	1,709
Less imputed interest		660
Net present value of capital lease obligations		1,049
Less current installments		57
Long-term capital lease obligations, excluding current installments		$992

Other lease information follows.

in millions	Nine Months Ended November 3, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows – operating leases	$750
Operating cash flows – finance leases	69
Financing cash flows – finance leases	46
Leased assets obtained in exchange for new operating lease liabilities	589
Leased assets obtained in exchange for new finance lease liabilities	101

4.	DEBT AND DERIVATIVE INSTRUMENTS
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

5.	STOCKHOLDERS' EQUITY
Stock Rollforward
A reconciliation of the number of shares of our common stock and dividends per share follows.

shares in millions	Three Months Ended		Nine Months Ended
	November 3, 2019	October 28, 2018	November 3, 2019	October 28, 2018
Common stock:
Balance at beginning of period	1,785	1,782	1,782	1,780
Shares issued under employee stock plans	—	—	3	2
Balance at end of period	1,785	1,782	1,785	1,782
Treasury stock:
Balance at beginning of period	(689)	(637)	(677)	(622)
Repurchases of common stock	(6)	(14)	(18)	(29)
Balance at end of period	(695)	(651)	(695)	(651)
Shares outstanding at end of period	1,090	1,131	1,090	1,131

Cash dividends per share	$1.36	$1.03	$4.08	$3.09

Accelerated Share Repurchase Agreements
We enter into ASR agreements from time to time with third-party financial institutions to repurchase shares of our common stock. These agreements are structured as outlined in the 2018 Form 10-K. The terms of the ASR agreements entered into during the nine months ended November 3, 2019 follow (in millions).

Agreement Date	Settlement Date	Agreement Amount	Initial Shares Delivered	Additional Shares Delivered	Total Shares Delivered
Q3 2019 (1)	Q4 2019 (2)	$820	3.2	0.4	3.6
—————

(1)
The fair market value of the initial 3.2 million shares on the date of delivery was $720 million and is included in treasury stock as of November 3, 2019, with the remaining $100 million included in paid-in capital.

(2)	We received an additional 0.4 million shares upon termination of the ASR agreement in November 2019.
See Note 6 to the consolidated financial statements in the 2018 Form 10-K for further discussion.

6.	FAIR VALUE MEASUREMENTS
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities that are measured at fair value on a recurring basis follow.

	Fair Value at November 3, 2019 Using			Fair Value at February 3, 2019 Using
in millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative agreements – assets	$—	$92	$—	$—	$138	$—
Derivative agreements – liabilities	—	—	—	—	(11)	—
Total	$—	$92	$—	$—	$127	$—

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
Long-lived assets and other intangible assets are subject to nonrecurring fair value measurement for the assessment of impairment or as the result of business acquisitions. During the third quarter of fiscal 2019, we completed our annual assessment of the recoverability of goodwill for our U.S., Canada and Mexico reporting units. The fair values of these reporting units were estimated using the present value of expected future discounted cash flows through unobservable inputs (level 3), and the fair value exceeded the carrying value for each respective reporting unit. Accordingly, no impairment charges related to goodwill were recorded for these reporting units.
Including goodwill as described above, we did not have any material assets or liabilities that were measured at fair value on a nonrecurring basis as of November 3, 2019 or February 3, 2019, respectively.

The aggregate fair values and carrying values of our senior notes follow.

	November 3, 2019		February 3, 2019
in millions	Fair Value (Level 1)	Carrying Value	Fair Value (Level 1)	Carrying Value
Senior notes	$31,545	$27,311	$28,348	$26,814

7.	WEIGHTED AVERAGE COMMON SHARES
The reconciliation of our basic to diluted weighted average common shares follows.

	Three Months Ended		Nine Months Ended
in millions	November 3, 2019	October 28, 2018	November 3, 2019	October 28, 2018
Basic weighted average common shares	1,089	1,135	1,096	1,144
Effect of potentially dilutive securities	5	6	4	6
Diluted weighted average common shares	1,094	1,141	1,100	1,150

Anti-dilutive securities excluded from diluted weighted average common shares	—	—	—	—

8.	COMMITMENTS AND CONTINGENCIES
We are involved in litigation arising in the normal course of business. In management’s opinion, any such litigation is not expected to have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
The Home Depot, Inc.:
Results of Review of Interim Financial Information
We have reviewed the Consolidated Balance Sheet of The Home Depot, Inc. and its subsidiaries (the “Company”) as of November 3, 2019, the related Consolidated Statements of Earnings, Comprehensive Income, and Stockholders’ Equity for the three-month and nine-month periods ended November 3, 2019 and October 28, 2018, the related Consolidated Statements of Cash Flows for the nine-month periods ended November 3, 2019 and October 28, 2018, and the related notes (collectively, the “Consolidated Interim Financial Information”). Based on our reviews, we are not aware of any material modifications that should be made to the Consolidated Interim Financial Information for it to be in conformity with U.S. generally accepted accounting principles.
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

/s/ KPMG LLP
Atlanta, Georgia
November 25, 2019

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Our MD&A includes the following sections:

•	Executive Summary

•	Results of Operations and Non-GAAP Financial Measures

•	Liquidity and Capital Resources

•	Critical Accounting Policies
Executive Summary
Quarter to date and year to date highlights of our financial performance follow.

dollars in millions, except per share data	Three Months Ended		Nine Months Ended
	November 3, 2019	October 28, 2018	November 3, 2019	October 28, 2018
Net sales	$27,223	$26,302	$84,443	$81,712
Net earnings	$2,769	$2,867	$8,761	$8,777
Effective tax rate	24.5%	21.4%	24.5%	23.3%

Diluted earnings per share	$2.53	$2.51	$7.96	$7.63

Net cash provided by operating activities			$10,664	$10,036
Proceeds from long-term debt, net of discounts and premiums			$1,404	$—
Repayments of long-term debt			$1,046	$1,192
Repurchases of common stock			$3,909	$5,518
We reported net sales of $27.2 billion in the third quarter of fiscal 2019. Net earnings were $2.8 billion, or $2.53 per diluted share. For the first nine months of fiscal 2019, net sales were $84.4 billion and net earnings were $8.8 billion, or $7.96 per diluted share.
We closed one store in the U.S. during the third quarter of fiscal 2019 due to a natural disaster, resulting in a total store count of 2,290 at the end of the quarter. As of November 3, 2019, a total of 306 of our stores, or 13.4%, were located in Canada and Mexico. For the third quarter of fiscal 2019, total sales per square foot were $449.17 and our inventory turnover ratio was 5.0 times.
During the third quarter of fiscal 2019, we repurchased a total of 5.2 million shares of our common stock for $1.3 billion through an ASR agreement and open market transactions.
We generated $10.7 billion of cash flow from operations and issued $1.4 billion of long-term debt, net of discounts and premiums, during the first nine months of fiscal 2019. These funds, together with cash on hand, were used to pay $4.5 billion of dividends, fund cash payments of $3.9 billion for share repurchases, repay $644 million of net short-term borrowings, fund $1.9 billion in capital expenditures, and repay $1.0 billion of senior notes that matured in June 2019. In February 2019, we announced a 32.0% increase in our quarterly cash dividend to $1.36 per share.
Our ROIC for the trailing twelve-month period was 45.1% at the end of the third quarter of fiscal 2019. See the "Non-GAAP Financial Measures" section below for our definition and calculation of ROIC, as well as a reconciliation of NOPAT, a non-GAAP financial measure, to net earnings (the most comparable GAAP financial measure).

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

Fiscal 2019 and Fiscal 2018 Three Month Comparisons

	Three Months Ended
	November 3, 2019		October 28, 2018
dollars in millions	$	% of Net Sales	$	% of Net Sales
Net sales	$27,223		$26,302
Gross profit	9,387	34.5%	9,151	34.8%
Operating expenses:
Selling, general and administrative	4,942	18.2	4,808	18.3
Depreciation and amortization	498	1.8	473	1.8
Total operating expenses	5,440	20.0	5,281	20.1
Operating income	3,947	14.5	3,870	14.7
Interest and other (income) expense:
Interest and investment income	(22)	(0.1)	(25)	(0.1)
Interest expense	302	1.1	249	0.9
Interest and other, net	280	1.0	224	0.9
Earnings before provision for income taxes	3,667	13.5	3,646	13.9
Provision for income taxes	898	3.3	779	3.0
Net earnings	$2,769	10.2%	$2,867	10.9%
—————
Note: Certain percentages may not sum to totals due to rounding.

	Three Months Ended
Selected financial and sales data:	November 3, 2019	October 28, 2018	% Change
Comparable sales (% change)	3.6%	4.8%	N/A
Comparable customer transactions (% change) (1)	1.8%	1.2%	N/A
Comparable average ticket (% change) (1)	1.8%	3.5%	N/A
Customer transactions (in millions) (1)	400.9	394.8	1.5%
Average ticket (1)	$66.36	$65.11	1.9%
Sales per square foot (1)	$449.17	$433.99	3.5%
Diluted earnings per share	$2.53	$2.51	0.8%
—————

(1)	Does not include results for Interline.
Sales. We assess our sales performance by evaluating both net sales and comparable sales.
Net Sales. Net sales for the third quarter of fiscal 2019 increased 3.5% to $27.2 billion from $26.3 billion in the third quarter of fiscal 2018. The increase in net sales in the third quarter of fiscal 2019 primarily reflected the impact of positive comparable sales driven by an increase in comparable average ticket and comparable customer transactions. Online sales, which consist of sales generated online through our websites for products picked up in our stores or delivered to customer locations, represented 8.9% of net sales and grew 21.9% during the third quarter of fiscal 2019. A stronger U.S. dollar negatively impacted sales growth by $41 million in the third quarter of fiscal 2019.
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
Total comparable sales increased 3.6% in the third quarter of fiscal 2019, consisting of a 1.8% increase in comparable average ticket and a 1.8% increase in comparable customer transactions. The increase in comparable sales reflected a number of factors, including traffic growth across a number of our core categories and the execution of our strategic efforts to drive an enhanced interconnected experience in both the physical and digital worlds.
All of our departments posted positive comparable sales in the third quarter of fiscal 2019 except for Electrical/Lighting and Lumber. Comparable sales for our Appliances, Indoor Garden, Décor/Storage, Hardware, Tools, Outdoor Garden, Paint, and Plumbing merchandising departments were above the Company average in the third quarter of fiscal 2019. Comparable sales for Electrical/Lighting were slightly negative due to the lengthening replacement cycle of light bulbs and copper price deflation. Comparable sales for Lumber were negatively impacted by commodity price deflation.
The difference between our comparable sales growth and total sales growth in the third quarter of fiscal 2019 was due to the shift in our fiscal calendar as a result of the 53rd week in fiscal 2018.
Gross Profit. Gross profit for the third quarter of fiscal 2019 increased 2.6% to $9.4 billion from $9.2 billion in the third quarter of fiscal 2018. Gross profit as a percent of net sales, or gross profit margin, was 34.5% in the third quarter of fiscal 2019 compared to 34.8% for the third quarter of fiscal 2018. The decrease in gross profit margin was primarily driven by higher shrink and a change in product mix.
Operating Expenses. Our operating expenses are composed of SG&A and depreciation and amortization.
Selling, General & Administrative. SG&A for the third quarter of fiscal 2019 increased 2.8% to $4.9 billion from $4.8 billion in the third quarter of fiscal 2018. As a percent of net sales, SG&A was 18.2% in the third quarter of fiscal 2019 compared to 18.3% for the third quarter of fiscal 2018, driven by expense leverage resulting from positive comparable sales and continued expense control, partially offset by expenses related to strategic investments in the business.
Depreciation and Amortization. Depreciation and amortization increased $25 million to $498 million in the third quarter of fiscal 2019 from $473 million in the third quarter of fiscal 2018. As a percent of net sales, depreciation and amortization was 1.8% in the third quarter of both fiscal 2019 and fiscal 2018, reflecting strategic investments in the business, leverage resulting from positive comparable sales, and timing of asset additions.
Interest and Other, net. Interest and other, net, was $280 million in the third quarter of fiscal 2019 compared to $224 million in the third quarter of fiscal 2018. Interest and other, net, as a percent of net sales was 1.0% in the third quarter of fiscal 2019 and 0.9% in the third quarter of fiscal 2018, with the increase due primarily to higher interest expense resulting from higher debt balances.
Provision for Income Taxes. Our combined effective income tax rate was 24.5% for the third quarter of fiscal 2019 compared to 21.4% for the third quarter of fiscal 2018. The increase in the provision for income taxes in the third quarter of fiscal 2019 was primarily due to the nonrecurring tax benefits relating to the Tax Act and the settlement of uncertain tax positions in the prior year.
Diluted Earnings per Share. Diluted earnings per share were $2.53 for the third quarter of fiscal 2019 compared to $2.51 for the third quarter of fiscal 2018.

Fiscal 2019 and Fiscal 2018 Nine Month Comparisons

	Nine Months Ended
	November 3, 2019		October 28, 2018
dollars in millions	$	% of Net Sales	$	% of Net Sales
Net sales	$84,443		$81,712
Gross profit	28,836	34.1%	28,133	34.4%
Operating expenses:
Selling, general and administrative	14,926	17.7	14,591	17.9
Depreciation and amortization	1,470	1.7	1,390	1.7
Total operating expenses	16,396	19.4	15,981	19.6
Operating income	12,440	14.7	12,152	14.9
Interest and other (income) expense:
Interest and investment income	(56)	(0.1)	(73)	(0.1)
Interest expense	892	1.1	782	1.0
Interest and other, net	836	1.0	709	0.9
Earnings before provision for income taxes	11,604	13.7	11,443	14.0
Provision for income taxes	2,843	3.4	2,666	3.3
Net earnings	$8,761	10.4%	$8,777	10.7%
—————
Note: Certain percentages may not sum to totals due to rounding.

	Nine Months Ended
Selected financial and sales data:	November 3, 2019	October 28, 2018	% Change
Comparable sales (% change)	3.0%	5.8%	N/A
Comparable customer transactions (% change) (1)	1.1%	1.0%	N/A
Comparable average ticket (% change) (1)	1.9%	4.7%	N/A
Customer transactions (in millions) (1)	1,246.4	1,226.0	1.7%
Average ticket (1)	$67.00	$65.79	1.8%
Sales per square foot (1)	$464.68	$449.94	3.3%
Diluted earnings per share	$7.96	$7.63	4.3%
—————

(1)	Does not include results for Interline.

Sales. We assess our sales performance by evaluating both net sales and comparable sales.
Net Sales. For the first nine months of fiscal 2019, net sales increased 3.3% to $84.4 billion from $81.7 billion in the first nine months of fiscal 2018. The increase in net sales for the first nine months of fiscal 2019 primarily reflected the impact of positive comparable sales driven by an increase in comparable average ticket growth and comparable customer transactions. Online sales, which consist of sales generated online through our websites for products picked up in our stores or delivered to customer locations, represented 8.9% of net sales and grew 21.6% during the first nine months of fiscal 2019. A stronger U.S. dollar negatively impacted sales growth by $146 million in the first nine months of fiscal 2019.
Comparable Sales. For the first nine months of fiscal 2019, total comparable sales increased 3.0%, consisting of a 1.9% increase in comparable average ticket and a 1.1% increase in comparable customer transactions.This increase reflected a number of factors, including traffic growth across a number of our core categories and the execution of our strategic efforts to drive an enhanced interconnected experience in both the physical and digital worlds. Our comparable average ticket increased 1.9% for the first nine months of fiscal 2019, due in part to big ticket purchases.
During the first nine months of fiscal 2019, all of our departments except for Lumber and Electrical/Lighting posted positive comparable sales. Comparable sales for our Appliances, Indoor Garden, Décor/Storage, Tools, Hardware,

Outdoor Garden, Plumbing, Building Materials, and Paint merchandising departments were above the Company average for the first nine months of fiscal 2019. Comparable sales for Electrical/Lighting were slightly negative due to the lengthening replacement cycle and price deflation in light bulbs. Comparable sales for Lumber were negatively impacted by commodity price deflation.
Gross Profit. For the first nine months of fiscal 2019, gross profit increased $703 million to $28.8 billion from $28.1 billion in the first nine months of fiscal 2018. Gross profit as a percent of net sales, or gross profit margin, was 34.1% in the first nine months of fiscal 2019 compared to 34.4% for the first nine months of fiscal 2018. The decrease in gross profit margin was primarily driven by higher shrink and a change in product mix.
Operating Expenses. Our operating expenses are composed of SG&A and depreciation and amortization.
Selling, General & Administrative. SG&A increased $335 million to $14.9 billion for the first nine months of fiscal 2019 from $14.6 billion in the first nine months of fiscal 2018. As a percent of net sales, SG&A was 17.7% in the first nine months of fiscal 2019 compared to 17.9% for the first nine months of fiscal 2018. The decrease in SG&A as a percent of net sales for the first nine months of fiscal 2019 was primarily driven by expense leverage resulting from positive comparable sales and continued expense control, partially offset by expenses related to strategic investments in the business.
Depreciation and Amortization. Depreciation and amortization increased $80 million to $1.5 billion in the first nine months of fiscal 2019 from $1.4 billion in the first nine months of fiscal 2018. As a percent of net sales, depreciation and amortization was unchanged at 1.7% for the first nine months of both fiscal 2019 and fiscal 2018, reflecting strategic investments in the business, leverage resulting from positive comparable sales, and timing of asset additions.
Interest and Other, net. Interest and other, net was $836 million in the first nine months of fiscal 2019, compared to $709 million for the first nine months of fiscal 2018. As a percent of net sales, it was 1.0% for the first nine months of fiscal 2019 compared to 0.9% for the first nine months of fiscal 2018. The increase in interest and other, net as a percent of sales was due primarily to higher interest expense resulting from higher debt balances.
Provision for Income Taxes. Our combined effective income tax rate was 24.5% for the first nine months of fiscal 2019 compared to 23.3% for the first nine months of fiscal 2018. The increase in the provision for income taxes in the first nine months of fiscal 2019 was primarily due to nonrecurring tax benefits relating to the Tax Act and the settlement of uncertain tax positions in the prior year.
Diluted Earnings per Share. Diluted earnings per share were $7.96 for the first nine months of fiscal 2019, compared to $7.63 for the first nine months of fiscal 2018.
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

The calculation of ROIC, together with a reconciliation of NOPAT to net earnings (the most comparable GAAP measure), follows.

	Twelve Months Ended
dollars in millions	November 3, 2019	October 28, 2018
Net earnings	$11,105	$10,556
Interest and other, net	1,101	955
Provision for income taxes	3,612	3,830
Operating income	15,818	15,341
Income tax adjustment (1)	(3,845)	(4,012)
NOPAT	$11,973	$11,329

Average debt and equity	$26,520	$26,857

ROIC	45.1%	42.2%
—————

(1)	Income tax adjustment is defined as operating income multiplied by our effective tax rate for the trailing twelve months.
Additional Information
For information on accounting pronouncements that have impacted or are expected to materially impact our consolidated financial condition, results of operations, or cash flows, see Note 1 to our consolidated financial statements.
Liquidity and Capital Resources
Cash and Cash Equivalents
At November 3, 2019, we had $2.2 billion in cash and cash equivalents, of which $1.8 billion was held by our foreign subsidiaries. We believe that our current cash position, access to the long-term debt capital markets, cash flow generated from operations, and funds available under our commercial paper programs should be sufficient not only for our operating requirements but also to enable us to complete our capital expenditure programs and fund dividend payments, share repurchases, and any required long-term debt payments through the next several fiscal years. In addition, we believe that we have the ability to obtain alternative sources of financing.
As we continue our investments in the business, we expect capital expenditures of approximately $2.7 billion in fiscal 2019.
Debt and Derivatives
We have commercial paper programs that allow for borrowings of up to $3.0 billion. All of our short-term borrowings in the first nine months of fiscal 2019 were under these commercial paper programs, and the maximum amount outstanding at any time was $2.1 billion. In connection with these programs, we have back-up credit facilities with a consortium of banks for borrowings up to $3.0 billion, which consist of a five-year $2.0 billion credit facility scheduled to expire in December 2022 and a 364-day $1.0 billion credit facility scheduled to expire in December 2019. At November 3, 2019, we were in compliance with all of the covenants contained in the credit facilities, and none are expected to impact our liquidity or capital resources. At November 3, 2019, $695 million was outstanding under the commercial paper programs. We also issue senior notes from time to time as part of our capital management strategy.
We use derivative financial instruments in the management of our exposure to fluctuations in foreign currency exchange rates and interest rates on certain long-term debt. See Note 4 to our consolidated financial statements for further discussion of our senior notes issuances and our derivative financial instruments.
Share Repurchases
In February 2019, our Board of Directors authorized a new $15.0 billion share repurchase program that replaced the previous authorization. In the first nine months of fiscal 2019, we had cash payments of $3.9 billion for repurchases of our common stock through ASR agreements and open market purchases.

Cash Flows Summary
Operating Activities. Cash flow generated from operations provides us with a significant source of liquidity. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for products and services, employee compensation, operations, and occupancy costs.
Cash provided by or used in operating activities is also subject to changes in working capital. Working capital at any point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
Net cash provided by operating activities increased $628 million in the first nine months of fiscal 2019 compared to the first nine months of fiscal 2018 and was primarily driven by changes in working capital and deferred income taxes.
Investing Activities. Cash used in investing activities primarily reflected capital expenditures from the continuation of our strategic investments in our business of $1.9 billion during the first nine months of fiscal 2019 compared to $1.7 billion of capital expenditures in the first nine months of fiscal 2018.
Financing Activities. Cash used in financing activities primarily reflected:

•
$4.5 billion of cash dividends paid, $3.9 billion of share repurchases, $1.0 billion of net repayments of long-term debt, and $644 million of net repayments of short-term debt, partially offset by $1.4 billion of net proceeds from long-term debt in the first nine months of fiscal 2019, and

•	$5.5 billion of share repurchases, $3.5 billion of cash dividends paid, and $1.2 billion of net repayments of long-term debt in the first nine months of fiscal 2018.
Critical Accounting Policies
There were no changes during fiscal 2019 to our critical accounting policies as disclosed in the 2018 Form 10-K. Our significant accounting policies are disclosed in Note 1 to our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risks results primarily from fluctuations in interest rates. We are also exposed to risks from foreign currency exchange rate fluctuations on the translation of our foreign operations into U.S. dollars and on the purchase of goods by these foreign operations that are not denominated in their local currencies. Additionally, we experience inflation and deflation related to our purchase of certain commodity products. There have been no material changes to our exposure to market risks from those disclosed in the 2018 Form 10-K.
Item 4. Controls and Procedures.
Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) and concluded that our disclosure controls and procedures were effective as of November 3, 2019. There has been no change in our internal control over financial reporting during the fiscal quarter ended November 3, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The number and average price of shares purchased in each fiscal month of the third quarter of fiscal 2019 follow.

Period		Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
August 5, 2019 – September 1, 2019		1,846,988	$212.68	1,842,151	$12,385,451,643
September 2, 2019 – September 29, 2019	(3)	3,336,987	227.92	3,324,530	11,527,253,300
September 30, 2019 – November 3, 2019		1,347	232.23	—	11,527,253,300
Total		5,185,322	222.49	5,166,681
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
(3) In the third quarter of fiscal 2019, we paid $820 million under an ASR agreement and received an initial delivery of 3.2 million shares. See Note 5 to our consolidated financial statements for further discussion.
Sales of Unregistered Securities
During the third quarter of fiscal 2019, we issued 446 deferred stock units under the Home Depot, Inc. Nonemployee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of the SEC’s Regulation D thereunder. The deferred stock units were credited to the accounts of those non-employee directors who elected to receive all or a portion of board retainers in the form of deferred stock units instead of cash during the third quarter of fiscal 2019. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.
During the third quarter of fiscal 2019, we credited 1,143 deferred stock units to participant accounts under the Restoration Plan pursuant to an exemption from the registration requirements of the Securities Act for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.

Item 6. Exhibits.
Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the references in brackets. All other exhibits are filed or furnished herewith.

Exhibit		Description
3.1	*	Amended and Restated Certificate of Incorporation of The Home Depot, Inc.
[Form 10-Q filed on September 1, 2011, Exhibit 3.1]
3.2	*	By-Laws of The Home Depot, Inc. (Amended and Restated Effective February 28, 2019)
[Form 8-K filed on March 4, 2019, Exhibit 3.2]
10.1	†	Employment Arrangement between Richard McPhail and The Home Depot, Inc., dated August 13, 2019
15.1		Acknowledgement of Independent Registered Public Accounting Firm
31.1		Certification of the Chief Executive Officer and President pursuant to Rule 13a-14(a)
31.2		Certification of the Chief Financial Officer and Executive Vice President – Corporate Services pursuant to Rule 13a-14(a)
32.1		Certification of the Chief Executive Officer and President furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of the Chief Financial Officer and Executive Vice President – Corporate Services furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
—————

†	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HOME DEPOT, INC. (Registrant)

By:	/s/ CRAIG A. MENEAR
Craig A. Menear, Chairman, Chief Executive Officer and President

/s/ RICHARD V. MCPHAIL
Richard V. McPhail, Executive Vice President and Chief Financial Officer

Date:	November 25, 2019