Form 10-Q
period 2020-05-03
HOME DEPOT, INC.
filed 2020-05-27
CIK 354950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2020
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
1,075,522,865 shares of common stock, $0.05 par value, as of May 19, 2020

i

COMMONLY USED OR DEFINED TERMS

Term	Definition
ASU	Accounting Standards Update
Comparable sales	As defined in the Results of Operations and Non-GAAP Financial Measures section of MD&A
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
fiscal 2019	Fiscal year ended February 2, 2020
fiscal 2020	Fiscal year ending January 31, 2021
fiscal 2021	Fiscal year ending January 30, 2022
GAAP	U.S. generally accepted accounting principles
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
NOPAT	Net operating profit after tax
Restoration Plan	Home Depot FutureBuilder Restoration Plan
ROIC	Return on invested capital
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SG&A	Selling, general and administrative
2019 Form 10-K	Annual Report on Form 10-K for fiscal 2019 as filed with the SEC on March 25, 2020
ii

FORWARD-LOOKING STATEMENTS
Certain statements contained herein, as well as in other filings we make with the SEC and other written and oral information we release, regarding our future performance constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may relate to, among other things, the impact on our business, operations and financial results of the COVID-19 pandemic (which, among other things, may affect many of the items listed below); the demand for our products and services; net sales growth; comparable sales; effects of competition; implementation of store, interconnected retail, supply chain and technology initiatives; inventory and in-stock positions; state of the economy; state of the housing and home improvement markets; state of the credit markets, including mortgages, home equity loans, and consumer credit; impact of tariffs; issues related to the payment methods we accept; demand for credit offerings; management of relationships with our associates, suppliers and vendors; international trade disputes, natural disasters, public health issues (including pandemics and related quarantines, shelter-in-place orders, and similar restrictions), and other business interruptions that could disrupt supply or delivery of, or demand for, the Company’s products or services; continuation of share repurchase programs; net earnings performance; earnings per share; dividend targets; capital allocation and expenditures; liquidity; return on invested capital; expense leverage; stock-based compensation expense; commodity price inflation and deflation; the ability to issue debt on terms and at rates acceptable to us; the impact and expected outcome of investigations, inquiries, claims, and litigation; the effect of accounting charges; the effect of adopting certain accounting standards; the impact of regulatory changes; store openings and closures; financial outlook; and the integration of acquired companies into our organization and the ability to recognize the anticipated synergies and benefits of those acquisitions.
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

iii

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
THE HOME DEPOT, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

in millions, except per share data	May 3, 2020	February 2, 2020
Assets
Current assets:
Cash and cash equivalents	$8,696	$2,133
Receivables, net	2,610	2,106
Merchandise inventories	14,989	14,531
Other current assets	982	1,040
Total current assets	27,277	19,810
Net property and equipment	22,697	22,770
Operating lease right-of-use assets	5,634	5,595
Goodwill	2,220	2,254
Other assets	909	807
Total assets	$58,737	$51,236

Liabilities and Stockholders' Equity
Current liabilities:
Short-term debt	$—	$974
Accounts payable	10,056	7,787
Accrued salaries and related expenses	1,974	1,494
Sales taxes payable	855	605
Deferred revenue	2,179	2,116
Current installments of long-term debt	4,200	1,839
Current operating lease liabilities	853	828
Other accrued expenses	3,231	2,732
Total current liabilities	23,348	18,375
Long-term debt, excluding current installments	31,622	28,670
Long-term operating lease liabilities	5,075	5,066
Other long-term liabilities	2,182	2,241
Total liabilities	62,227	54,352

Common stock, par value $0.05; authorized: 10,000 shares; issued: 1,788 shares at May 3, 2020 and 1,786 shares at February 2, 2020; outstanding: 1,076 shares at May 3, 2020 and 1,077 shares at February 2, 2020	89	89
Paid-in capital	11,008	11,001
Retained earnings	52,354	51,729
Accumulated other comprehensive loss	(1,148)	(739)
Treasury stock, at cost, 712 shares at May 3, 2020 and 709 shares at February 2, 2020	(65,793)	(65,196)
Total stockholders’ (deficit) equity	(3,490)	(3,116)
Total liabilities and stockholders’ equity	$58,737	$51,236
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended
in millions, except per share data	May 3, 2020	May 5, 2019
Net sales	$28,260	$26,381
Cost of sales	18,635	17,364
Gross profit	9,625	9,017
Operating expenses:
Selling, general and administrative	5,829	4,940
Depreciation and amortization	520	480
Total operating expenses	6,349	5,420
Operating income	3,276	3,597
Interest and other (income) expense:
Interest and investment income	(17)	(15)
Interest expense	324	288
Interest and other, net	307	273
Earnings before provision for income taxes	2,969	3,324
Provision for income taxes	724	811
Net earnings	$2,245	$2,513

Basic weighted average common shares	1,073	1,101
Basic earnings per share	$2.09	$2.28

Diluted weighted average common shares	1,077	1,106
Diluted earnings per share	$2.08	$2.27
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
in millions	May 3, 2020	May 5, 2019
Net earnings	$2,245	$2,513
Other comprehensive income (loss):
Foreign currency translation adjustments	(419)	(43)
Cash flow hedges, net of tax	—	2
Other	10	9
Total other comprehensive income (loss)	(409)	(32)
Comprehensive income	$1,836	$2,481
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended
in millions	May 3, 2020	May 5, 2019
Common Stock:
Balance at beginning of period	$89	$89
Shares issued under employee stock plans	—	—
Balance at end of period	89	89

Paid-in Capital:
Balance at beginning of period	11,001	10,578
Shares issued under employee stock plans	(71)	(64)
Stock-based compensation expense	78	76
Balance at end of period	11,008	10,590

Retained Earnings:
Balance at beginning of period	51,729	46,423
Cumulative effect of accounting changes	—	26
Net earnings	2,245	2,513
Cash dividends	(1,611)	(1,499)
Other	(9)	(4)
Balance at end of period	52,354	47,459

Accumulated Other Comprehensive Income (Loss):
Balance at beginning of period	(739)	(772)
Cumulative effect of accounting change	—	(31)
Foreign currency translation adjustments	(419)	(43)
Cash flow hedges, net of tax	—	2
Other	10	9
Balance at end of period	(1,148)	(835)

Treasury Stock:
Balance at beginning of period	(65,196)	(58,196)
Repurchases of common stock	(597)	(1,250)
Balance at end of period	(65,793)	(59,446)
Total stockholders' (deficit) equity	$(3,490)	$(2,143)
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
in millions	May 3, 2020	May 5, 2019
Cash Flows from Operating Activities:
Net earnings	$2,245	$2,513
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization	607	547
Stock-based compensation expense	88	86
Changes in receivables, net	(534)	(391)
Changes in merchandise inventories	(633)	(1,586)
Changes in other current assets	62	32
Changes in accounts payable and accrued expenses	3,274	2,626
Changes in deferred revenue	71	236
Changes in income taxes payable	594	554
Changes in deferred income taxes	(68)	5
Other operating activities	31	91
Net cash provided by operating activities	5,737	4,713

Cash Flows from Investing Activities:
Capital expenditures	(586)	(681)
Proceeds from sales of property and equipment	8	6
Other investing activities	—	(13)
Net cash used in investing activities	(578)	(688)

Cash Flows from Financing Activities:
Repayments of short-term debt, net	(974)	(967)
Proceeds from long-term debt, net of discounts and premiums	4,960	—
Repayments of long-term debt	(27)	(15)
Repurchases of common stock	(791)	(1,368)
Proceeds from sales of common stock	18	34
Cash dividends	(1,611)	(1,499)
Other financing activities	(125)	(98)
Net cash provided by (used in) financing activities	1,450	(3,913)
Change in cash and cash equivalents	6,609	112
Effect of exchange rate changes on cash and cash equivalents	(46)	(8)
Cash and cash equivalents at beginning of period	2,133	1,778
Cash and cash equivalents at end of period	$8,696	$1,882

Supplemental Disclosures:
Cash paid for interest, net of interest capitalized	$338	$345
Cash paid for income taxes	59	87
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements of The Home Depot, Inc. and its subsidiaries (the "Company," "Home Depot," "we," "our" or "us") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2019 Form 10-K.
Impact of COVID-19
The outbreak of the novel coronavirus COVID-19, which was declared a global pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the U.S. and global economies and has impacted our supply chain, operations, and customer demand. The pandemic could further affect our operations and the operations of our suppliers and vendors as a result of shelter-in-place orders, facility closures, travel and logistics restrictions, and other factors.
During the first quarter of 2020, we expanded our associate benefits in response to COVID-19 to provide additional paid time off, weekly bonuses, overtime pay and other benefits. These expanded benefits resulted in $848 million of expense included in SG&A in the Consolidated Statements of Earnings for the three months ended May 3, 2020 and $517 million in accrued salaries and related expenses in the Consolidated Balance Sheets as of May 3, 2020.
We assess the recoverability of goodwill and other indefinite-lived intangibles in the third quarter of each year, or more often if indicators warrant. During the first quarter of 2020, we performed an additional assessment to determine if there were any indicators of impairment as a result of the operating conditions resulting from COVID-19. We concluded that while there have been events and circumstances in the macro-environment that have impacted us, we have not experienced any entity-specific indicators of impairment for goodwill and other indefinite-lived intangibles that would require an impairment test.
We evaluate our long-lived assets each quarter for indicators of potential impairment. Indicators of impairment include current period losses combined with a history of losses, our decision to relocate or close a store or other location before the end of its previously estimated useful life, or when changes in other circumstances indicate the carrying amount of an asset may not be recoverable. We performed our quarterly assessment of long-lived assets and did not record any material long-lived asset impairments.
Also in response to COVID-19, we took steps to further solidify our liquidity position by expanding our commercial paper program and corresponding revolving credit facility capacity, as well as issuing senior notes in March 2020. See Note 4 for further discussion.
Reclassifications
Effective February 3, 2020, we reclassified cash flows relating to book overdrafts from financing to operating activities for all periods presented in the Consolidated Statements of Cash Flows. The amounts of these reclassifications were not material.
There were no significant changes to our significant accounting policies as disclosed in the 2019 Form 10-K.
Recently Adopted Accounting Pronouncements
ASU No. 2018-15. In August 2018, the FASB issued ASU No. 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract,” which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. On February 3, 2020, we adopted ASU No. 2018-15 with no material impact to our consolidated financial position, results of operations or cash flows.
ASU No. 2017-04. In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplifies how an entity is required to test goodwill for impairment. The amendments in ASU No. 2017-04 require goodwill impairment to be measured using the difference between the carrying amount and the fair value of the reporting unit and require the loss recognized to not exceed the total amount of goodwill allocated to that reporting unit. On February 3, 2020, we adopted ASU No. 2017-04 with no material impact to our consolidated financial position, results of operations or cash flows.
ASU No. 2016-13. In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which introduced an expected credit loss model for the impairment of financial assets measured at amortized cost. The model replaces the probable, incurred loss model for those assets and broadens the information an entity must consider in developing its expected credit loss estimate for assets measured at amortized cost. On February 3, 2020, we adopted ASU No. 2016-13 with no material impact to our consolidated financial position, results of operations or cash flows.
Recently Issued Accounting Pronouncements
ASU 2020-04. In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting,” which provides practical expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments in this update apply only to contracts, hedging relationships, and other transactions that reference the London interbank offered rate (“LIBOR”) or another reference rate expected to be discontinued as a result of reference rate reform. These amendments are not applicable to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. ASU No. 2020-04 is effective as of March 12, 2020 through December 31, 2022 and may be applied to contract modifications and hedging relationships from the beginning of an interim period that includes or is subsequent to March 12, 2020. We will adopt this standard when LIBOR is discontinued. We are evaluating the effect it will have on our consolidated financial statements and related disclosures and do not anticipate a material impact.
Recent accounting pronouncements pending adoption not discussed above or in the 2019 Form 10-K are either not applicable or will not have or are not expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

2.NET SALES
No sales to an individual customer accounted for more than 10% of net sales during the three months ended May 3, 2020 and May 5, 2019. Net sales, classified by geography, follow:

	Three Months Ended
in millions	May 3, 2020	May 5, 2019
Net sales – in the U.S.	$26,418	$24,453
Net sales – outside the U.S.	1,842	1,928
Net sales	$28,260	$26,381
Net sales by products and services follow:

	Three Months Ended
in millions	May 3, 2020	May 5, 2019
Net sales – products	$27,305	$25,232
Net sales – services	955	1,149
Net sales	$28,260	$26,381
Major product lines and the related merchandising departments (and related services) follow:

Major Product Line	Merchandising Departments
Building Materials	Building Materials, Electrical/Lighting, Lumber, Millwork, and Plumbing
Décor	Appliances, Décor/Storage, Flooring, Kitchen and Bath, and Paint
Hardlines	Hardware, Indoor Garden, Outdoor Garden, and Tools

Net sales by major product lines (and related services) follow:

	Three Months Ended
in millions	May 3, 2020	May 5, 2019
Building Materials	$9,816	$9,404
Décor	9,306	8,745
Hardlines	9,138	8,232
Net sales	$28,260	$26,381

3.PROPERTY AND LEASES
Net Property and Equipment
Net property and equipment includes accumulated depreciation and amortization of $22.4 billion as of May 3, 2020 and $22.1 billion as of February 2, 2020.
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
Certain of our property lease agreements contain residual value guarantees which generally become due at the expiration of the lease term and are estimated as the greater of the fair value of the leased asset or a set minimum value. These residual value guarantees are primarily related to leases of facilities whose construction was funded by industrial revenue bonds.
Our lease agreements do not contain any material restrictive covenants. Further, certain lease agreements include rental payments based on an index or rate and others include rental payments based on a percentage of sales.
The Consolidated Balance Sheet location of assets and liabilities related to operating and finance leases follow:

in millions	Consolidated Balance Sheet Caption	May 3, 2020	February 2, 2020
Assets:
Operating lease assets	Operating lease right-of-use assets	$5,634	$5,595
Finance lease assets (1)	Net property and equipment	1,191	934
Total lease assets		$6,825	$6,529

Liabilities:
Current:
Operating lease liabilities	Current operating lease liabilities	$853	$828
Finance lease liabilities	Current installments of long-term debt	99	84
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	5,075	5,066
Finance lease liabilities	Long-term debt, excluding current installments	1,326	1,081
Total lease liabilities		$7,353	$7,059
—————
(1) Finance lease assets are recorded net of accumulated amortization of $670 million as of May 3, 2020 and $644 million as of February 2, 2020.

The components of lease cost follow:

		Three Months Ended
in millions	Consolidated Statement of Earnings Caption	May 3, 2020	May 5, 2019
Operating lease cost	Selling, general and administrative	$195	$210
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	31	21
Interest on lease liabilities	Interest expense	26	23
Short-term lease cost	Selling, general and administrative	18	25
Variable lease cost	Selling, general and administrative	61	58
Sublease income	Selling, general and administrative	(3)	(3)
Net lease cost		$328	$334
When the rate implicit in the contract is not readily determinable, we use a secured incremental borrowing rate as the discount rate for the present value of lease payments. We determine a secured rate on a quarterly basis and update the weighted average discount rate accordingly. Lease terms and discount rates follow:

	May 3, 2020	February 2, 2020
Weighted Average Remaining Lease Term (Years):
Operating leases	10	10
Finance leases	13	12

Weighted Average Discount Rate:
Operating leases	3.0%	3.1%
Finance leases	8.9%	10.4%
The approximate future minimum lease payments under operating and finance leases as of May 3, 2020 follow:

in millions	Operating Leases	Finance Leases
Fiscal 2020	$728	$145
Fiscal 2021	901	194
Fiscal 2022	795	193
Fiscal 2023	698	187
Fiscal 2024	601	170
Thereafter	2,964	1,189
Total lease payments	6,687	2,078
Less imputed interest	759	653
Present value of lease liabilities	$5,928	$1,425
—————
Note: Amounts presented do not include payments relating to immaterial leases excluded from the Consolidated Balance Sheets. Additionally, future minimum lease payments do not include approximately $1.4 billion of leases (undiscounted basis) that have not yet commenced. These leases will commence between fiscal 2020 and fiscal 2021 with lease terms of one to 20 years.

Other lease information follows:

	Three Months Ended
in millions	May 3, 2020	May 5, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$253	$249
Operating cash flows - finance leases	26	23
Financing cash flows - finance leases	27	14
Lease assets obtained in exchange for new operating lease liabilities	294	166
Lease assets obtained in exchange for new finance lease liabilities	306	1

4.DEBT AND DERIVATIVE INSTRUMENTS
Short-Term Debt
In March 2020, we expanded our commercial paper programs from $3.0 billion to $6.0 billion. All of our short-term borrowings in the first three months of fiscal 2020 were under these commercial paper programs, and the maximum amount outstanding at any time was $1.0 billion. In connection with these programs, we have back-up credit facilities with a consortium of banks for borrowings up to $6.5 billion, which consist of (1) a 364-day $3.5 billion credit facility that was entered into in March 2020 in connection with the expanded commercial paper program and is scheduled to expire in March 2021, (2) a five-year $2.0 billion credit facility scheduled to expire in December 2022, and (3) a 364-day $1.0 billion credit facility scheduled to expire in December 2020.
Long-Term Debt
March 2020 Issuance. In March 2020, we issued four tranches of senior notes.
•The first tranche consisted of $750 million of 2.50% senior notes due April 15, 2027 (the “2027 notes”) at a discount of $4 million. Interest on the 2027 notes is due semi-annually on April 15 and October 15 of each year, beginning October 15, 2020.
•The second tranche consisted of $1.5 billion of 2.70% senior notes due April 15, 2030 (the “2030 notes”) at a discount of $8 million. Interest on the 2030 notes is due semi-annually on April 15 and October 15 of each year, beginning October 15, 2020.
•The third tranche consisted of $1.25 billion of 3.30% senior notes due April 15, 2040 (the "2040 notes") at a discount of $11 million. Interest on the 2040 notes is due semi-annually on April 15 and October 15 of each year, beginning October 15, 2020.
•The fourth tranche consisted of $1.5 billion of 3.35% senior notes due April 15, 2050 (the "2050 notes") at a discount of $17 million (together with the 2027 notes, the 2030 notes and the 2040 notes, the "March 2020 issuance"). Interest on the 2050 notes is due semi-annually on April 15 and October 15 of each year, beginning October 15, 2020.
•Issuance costs totaled $36 million. The net proceeds of the March 2020 issuance will be used for general corporate purposes, including the repayment of outstanding senior notes maturing in June and September 2020.
Redemption. The 2027 notes, 2030 notes, 2040 notes and 2050 notes may be redeemed by us at any time, in whole or in part, at the redemption price plus accrued interest up to the redemption date. The redemption price is equal to the greater of (1) 100% of the principal amount of the notes to be redeemed, or (2) the sum of the present values of the remaining scheduled payments of principal and interest to the Par Call Date, as defined in the respective notes. Additionally, if a Change in Control Triggering Event, as defined in the notes, occurs, holders of all notes have the right to require us to redeem those notes at 101% of the aggregate principal amount of the notes plus accrued interest up to the redemption date. We are generally not limited under the indentures governing the notes in our ability to incur additional indebtedness or required to maintain financial ratios or specified levels of net worth or liquidity. The indentures governing the notes contain various customary covenants; however, none are expected to impact our liquidity or capital resources.

Derivative Instruments
We use derivative and nonderivative financial instruments in the management of our exposure to fluctuations in foreign currency exchange rates and interest rates on certain long-term debt.
We had outstanding interest rate swap agreements with combined notional amounts of $2.1 billion at May 3, 2020 and February 2, 2020. These agreements were accounted for as fair value hedges that swap fixed for variable rate interest to hedge changes in the fair values of certain senior notes. The fair values of these agreements were $244 million at May 3, 2020 and $120 million at February 2, 2020.
We had outstanding foreign currency forward contracts during the quarter, accounted for as cash flow hedges, which hedge the variability of forecasted cash flows associated with certain payments made in our foreign operations. At May 3, 2020 and February 2, 2020, the notional amounts and the fair values of these agreements were not material.
We had outstanding foreign currency forward contracts accounted for as net investment hedges, with a combined notional amount of $1.2 billion at February 2, 2020. These agreements hedged against foreign currency exposure on our net investment in certain subsidiaries. At February 2, 2020, the fair values of these agreements were not material. These foreign currency forward contracts settled during the first quarter of fiscal 2020, resulting in an immaterial gain.
In addition to our forward contracts, we also hedge a portion of our foreign currency risk by designating nonderivative foreign-currency-denominated intercompany debt as hedges of our net investment in certain of our foreign operations. We had outstanding intercompany debt with a combined notional value of $1.2 billion as of May 3, 2020 that was designated as hedges of our net investment in our foreign operations. During the quarter, approximately $75 million of foreign currency gains associated with this debt were recorded as foreign currency translation adjustments in accumulated other comprehensive income (loss). As of February 2, 2020, the notional value of our nonderivative hedges and related foreign currency translation adjustments were immaterial.
We generally enter into master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit credit risk, we enter into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain derivative instruments exceeds or falls below contractually established thresholds. Derivative assets and derivative liabilities are presented at their gross fair values in the Consolidated Balance Sheets. As of May 3, 2020, the cash collateral received by the Company related to derivative instruments under our collateral security arrangements was $157 million, which was recorded in other current liabilities in the Consolidated Balance Sheets. We did not receive any cash collateral as of February 2, 2020 or have any cash collateral posted with counterparties as of May 3, 2020 or February 2, 2020.

5.STOCKHOLDERS' EQUITY
Stock Rollforward
A reconciliation of the number of shares of our common stock and dividends per share follows:

shares in millions	Three Months Ended
	May 3, 2020	May 5, 2019
Common stock:
Balance at beginning of period	1,786	1,782
Shares issued under employee stock plans	2	2
Balance at end of period	1,788	1,784
Treasury stock:
Balance at beginning of period	(709)	(677)
Repurchases of common stock	(3)	(6)
Balance at end of period	(712)	(683)
Shares outstanding at end of period	1,076	1,101

Cash dividends per share	$1.50	$1.36

6.FAIR VALUE MEASUREMENTS
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities that are measured at fair value on a recurring basis follow:

	Fair Value at May 3, 2020 Using			Fair Value at February 2, 2020 Using
in millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative agreements – assets	$—	$246	$—	$—	$133	$—
Derivative agreements – liabilities	—	—	—	—	—	—
Total	$—	$246	$—	$—	$133	$—
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The carrying amounts of cash and cash equivalents, receivables, short-term debt, and accounts payable approximate fair value due to the short-term maturities of these financial instruments.
Long-lived assets and other intangible assets are subject to nonrecurring fair value measurement for the assessment of impairment or as the result of business acquisitions. We did not have any material assets or liabilities that were measured at fair value on a nonrecurring basis as of May 3, 2020 or February 2, 2020, respectively.
The aggregate fair values and carrying values of our senior notes follow:

	May 3, 2020		February 2, 2020
in millions	Fair Value (Level 1)	Carrying Value	Fair Value (Level 1)	Carrying Value
Senior notes	$40,219	$34,397	$34,102	$29,344

7. WEIGHTED AVERAGE COMMON SHARES
The reconciliation of our basic to diluted weighted average common shares follows:

	Three Months Ended
in millions	May 3, 2020	May 5, 2019
Basic weighted average common shares	1,073	1,101
Effect of potentially dilutive securities	4	5
Diluted weighted average common shares	1,077	1,106

Anti-dilutive securities excluded from diluted weighted average common shares	—	—

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
Results of Review of Interim Financial Information
We have reviewed the Consolidated Balance Sheet of The Home Depot, Inc. and its subsidiaries (the “Company”) as of May 3, 2020, the related Consolidated Statements of Earnings, Comprehensive Income, Stockholders’ Equity, and Cash Flows for the three-month periods ended May 3, 2020 and May 5, 2019, and the related notes (collectively, the “Consolidated Interim Financial Information”). Based on our reviews, we are not aware of any material modifications that should be made to the Consolidated Interim Financial Information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Consolidated Balance Sheet of the Company as of February 2, 2020, and the related Consolidated Statements of Earnings, Comprehensive Income, Stockholders’ Equity, and Cash Flows for the year then ended (not presented herein); and in our report dated March 25, 2020, we expressed an unqualified opinion on those consolidated financial statements. Our report referred to a change in the Company’s method of accounting for leases. In our opinion, the information set forth in the accompanying Consolidated Balance Sheet as of February 2, 2020, is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.
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
May 26, 2020

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Our MD&A includes the following sections:
•Executive Summary
•Results of Operations and Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Critical Accounting Policies
Executive Summary
Quarter to date highlights of our financial performance follow:

dollars in millions, except per share data	Three Months Ended
	May 3, 2020	May 5, 2019
Net sales	$28,260	$26,381
Net earnings	2,245	2,513

Diluted earnings per share	2.08	2.27

Net cash provided by operating activities	5,737	4,713
Proceeds from long-term debt, net of discounts and premiums	4,960	—
Repurchases of common stock	791	1,368
We reported net sales of $28.3 billion in the first quarter of fiscal 2020. Net earnings were $2.2 billion, or $2.08 per diluted share.
We opened one store in the U.S. and one in Mexico during the first quarter of fiscal 2020, resulting in a total store count of 2,293 at the end of the quarter. As of May 3, 2020, a total of 308 of our stores, or 13.4%, were located in Canada and Mexico. For the first quarter of fiscal 2020, total sales per retail square foot were $466.58 and our inventory turnover ratio was 5.0 times.
We generated $5.7 billion of cash flow from operations and issued $5.0 billion of long-term debt, net of discounts, during the first three months of fiscal 2020. These funds, together with cash on hand, were used to pay $1.6 billion of dividends, repay $974 million of net short-term borrowings, fund cash payments of $791 million for share repurchases before we suspended share repurchases in March 2020, and fund $586 million in capital expenditures. In February 2020, we announced a 10% increase in our quarterly cash dividend to $1.50 per share.
Our ROIC for the trailing twelve-month period was 40.8% at the end of the first quarter of fiscal 2020 and 45.4% at the end of the first quarter of fiscal 2019. See the "Non-GAAP Financial Measures" section below for our definition and calculation of ROIC, as well as a reconciliation of NOPAT, a non-GAAP financial measure, to net earnings (the most comparable GAAP financial measure). The decrease in ROIC from the first quarter of fiscal 2019 primarily reflects higher long-term debt levels at the end of the first quarter of fiscal 2020.
COVID-19
The outbreak of the novel coronavirus COVID-19, which was declared a global pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the U.S. and global economies and has impacted our supply chain, operations, and customer demand. The pandemic could further affect our operations and the operations of our suppliers and vendors as a result of shelter-in-place orders; restrictions and limitations on travel, logistics and other business activities; limitations on store or facility operations up to and including closures; and other governmental, business or consumer actions. As circumstances have evolved, our focus has been and continues to be on two key priorities: the safety and well-being of our associates and customers, and providing our customers and communities with essential products and services.
In response to COVID-19, we have taken a number of actions, including the following:
•reduced store operating hours and increased cleaning and sanitation measures;
•limited customer traffic in our stores to better maintain physical and social distancing protocols, canceled certain annual spring events and rolled out curbside pickup at our stores;

•ceased sales of or delayed commencement of work on certain services deemed non-essential;
•expanded a number of our benefits for hourly associates such as providing additional paid time off, instituting temporary weekly bonus programs and paying double overtime rates; and
•shifted store support operations to remote or virtual.
The impact of COVID-19 and actions taken in response to it had varying effects on our results of operations throughout the first quarter of fiscal 2020. Public safety concerns regarding the risk of contracting COVID-19 and the measures we took to restrict customer foot traffic in our stores adversely impacted our sales performance in the second half of the quarter. As customers chose to stay at home, they sought alternative methods for obtaining the products they needed. As a result, online sales grew by over 79% in the first quarter of fiscal 2020. In addition, we saw a significant decrease in sales volume in our services business in the second half of the quarter as we restricted the sale and installation of in-home services deemed non-essential and experienced customer reluctance to have certain services performed in their homes. During the last three weeks of the quarter, we saw a significant acceleration in sales with strong performance across most of our departments as customers turned to repairs and home improvement projects. However, as a result of ongoing measures to promote social distancing practices in our stores, limits to the number of customers in stores continue to constrain sales in our higher-volume stores. In addition, we recorded $848 million of expense in connection with the above-mentioned expanded benefits for our associates, which increased SG&A in the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019.
We continue to actively monitor our business and operations and may take further actions as may be required by federal, state or local authorities or that we determine are in the best interests of our associates, customers, suppliers, vendors and shareholders. Although we cannot estimate the future impact of COVID-19 at this time, we believe our existing liquidity, along with the steps we took to strengthen our financial position through the increase in our commercial paper program and back-up credit facilities, suspension of our share repurchases, and the issuance of $5.0 billion of new debt, will be sufficient to continue to run our business effectively. We also believe that the investments we have made in recent years in our stores, interconnected and digital assets, associates, supply chain, and merchandising organization have allowed us to quickly adapt to shifts in customer needs and behaviors and the fluid circumstances created by COVID-19.

Results of Operations and Non-GAAP Financial Measures
The tables and discussion below should be read in conjunction with our consolidated financial statements and related notes included in this report and in the 2019 Form 10-K and with our MD&A included in the 2019 Form 10-K. The following table displays the percentage relationship between net sales and major categories in our Consolidated Statements of Earnings, as well as the percentage change in the associated dollar amounts.
Fiscal 2020 and Fiscal 2019 Three Month Comparisons

	Three Months Ended
	May 3, 2020		May 5, 2019
dollars in millions	$	% of Net Sales	$	% of Net Sales
Net sales	$28,260		$26,381
Gross profit	9,625	34.1%	9,017	34.2%
Operating expenses:
Selling, general and administrative	5,829	20.6	4,940	18.7
Depreciation and amortization	520	1.8	480	1.8
Total operating expenses	6,349	22.5	5,420	20.5
Operating income	3,276	11.6	3,597	13.6
Interest and other (income) expense:
Interest and investment income	(17)	(0.1)	(15)	(0.1)
Interest expense	324	1.1	288	1.1
Interest and other, net	307	1.1	273	1.0
Earnings before provision for income taxes	2,969	10.5	3,324	12.6
Provision for income taxes	724	2.6	811	3.1
Net earnings	$2,245	7.9%	$2,513	9.5%
—————
Note: Certain percentages may not sum to totals due to rounding.

	Three Months Ended
Selected financial and sales data:	May 3, 2020	May 5, 2019	% Change
Comparable sales (% change)	6.4%	2.5%	N/A
Comparable customer transactions (% change) (1)	(4.0)%	0.5%	N/A
Comparable average ticket (% change) (1)	11.1%	2.0%	N/A
Customer transactions (in millions) (1)	374.8	390.0	(3.9)%
Average ticket (1) (2)	$74.70	$67.31	11.0%
Sales per retail square foot (1) (3)	$466.58	$435.18	7.2%
Diluted earnings per share	$2.08	$2.27	(8.4)%
—————
(1)Does not include results for the legacy Interline Brands business, now operating as a part of The Home Depot Pro.
(2)Average ticket represents the average price paid per transaction and is used by management to monitor the performance of the Company, as it represents a primary driver in measuring sales performance.
(3)Sales per retail square foot represents sales divided by the retail store square footage. Sales per retail square foot is a measure of the efficiency of sales based on the total square footage of our stores and is used by management to monitor the performance of the Company as an indicator of the productivity of owned and leased square footage for retail operations.
Sales. We assess our sales performance by evaluating both net sales and comparable sales.
Net Sales. Net sales for the first quarter of fiscal 2020 increased 7.1% to $28.3 billion from $26.4 billion in the first quarter of fiscal 2019. The increase in net sales in the first quarter of fiscal 2020 primarily reflected the impact of positive comparable sales driven by an increase in comparable average ticket. Online sales, which consist of sales generated online through our websites for products picked up at our stores or delivered to customer locations, represented 14.9% of net sales and grew 79.3% during the first quarter of fiscal 2020. The increase in online sales in the first quarter of fiscal 2020 was driven in large part by the impact of COVID-19, with customers turning online for their shopping needs as shelter-in-place mandates were ordered across the country. A stronger U.S. dollar negatively impacted sales growth by $61 million in the first quarter of fiscal 2020.
Comparable Sales. Comparable sales is a measure that highlights the performance of our existing locations and websites by measuring the change in net sales for a period over the comparable prior-period of equivalent length. Comparable sales includes sales at all locations, physical and online, open greater than 52 weeks (including remodels and relocations) and excludes permanently closed stores. Retail stores become comparable on the Monday following their 52nd week of operation. Acquisitions, digital or otherwise, are included in comparable sales after they are owned for more than 52 weeks. Comparable sales includes new product and service offering sales that have been offered for more than 52 weeks. Comparable sales excludes prior-year sales of product and service offerings that we have exited in the current period. Comparable sales is intended only as supplemental information and is not a substitute for net sales presented in accordance with GAAP.
Total comparable sales increased 6.4% in the first quarter of fiscal 2020, reflecting an 11.1% increase in comparable average ticket and a 4.0% decrease in comparable customer transactions. The increase in comparable sales reflected a number of factors, including growth across a number of our core categories and the execution of our strategic efforts to drive an enhanced interconnected experience in both the physical and digital worlds. The increase in comparable average ticket and decrease in comparable customer transactions was driven by a notable increase in the number of products sold per transaction and lower customer in-store traffic due to shelter-in-place orders and limitations we placed on traffic in our stores in response to COVID-19.
All of our departments posted positive comparable sales in the first quarter of fiscal 2020 except for Millwork, Flooring and Kitchen and Bath. Comparable sales for Millwork, Flooring and Kitchen and Bath were negative primarily due to shelter-in-place mandates issued in response to COVID-19, as these departments heavily rely on in-home installation services and certain non-essential installation services were suspended during the quarter.
Gross Profit. Gross profit for the first quarter of fiscal 2020 increased 6.7% to $9.6 billion from $9.0 billion in the first quarter of fiscal 2019. Gross profit as a percentage of net sales, or gross profit margin, was 34.1% in the first quarter of fiscal 2020 compared to 34.2% for the first quarter of fiscal 2019. The decrease in gross profit margin was primarily driven by a change in product mix and continued pressure from shrink, offset by productivity in our supply chain and the cancellation of annual spring events, including Spring Black Friday, in response to COVID-19.
Operating Expenses. Our operating expenses are composed of SG&A and depreciation and amortization.
Selling, General & Administrative. SG&A for the first quarter of fiscal 2020 increased 18.0% to $5.8 billion from $4.9 billion in the first quarter of fiscal 2019. As a percentage of net sales, SG&A was 20.6% in the first quarter of fiscal 2020 compared to 18.7% for the first quarter of fiscal 2019. This increase was primarily driven by an additional $848 million related to the expansion of our employee benefits as part of our COVID-19 response to support our associates.
Depreciation and Amortization. Depreciation and amortization increased $40 million to $520 million in the first quarter of fiscal 2020 from $480 million in the first quarter of fiscal 2019. As a percentage of net sales, depreciation and amortization was 1.8% in the first quarter of both fiscal 2020 and fiscal 2019, reflecting strategic investments in the business, leverage resulting from positive comparable sales, and timing of asset additions.
Interest and Other, net. Interest and other, net, was $307 million in the first quarter of fiscal 2020 compared to $273 million in the first quarter of fiscal 2019. Interest and other, net, as a percentage of net sales was 1.1% in the first quarter of fiscal 2020 and 1.0% in the first quarter of fiscal 2019, with the increase due primarily to higher interest expense resulting from higher debt balances at the end of the first quarter of fiscal 2020.
Provision for Income Taxes. Our combined effective income tax rate was 24.4% for the first quarter of both fiscal 2020 and fiscal 2019.
Diluted Earnings per Share. Diluted earnings per share were $2.08 for the first quarter of fiscal 2020 compared to $2.27 for the first quarter of fiscal 2019. Diluted earnings per share for the first quarter of fiscal 2020 were negatively impacted by $0.60 due to the additional expenses incurred to support associates in response to COVID-19.
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
The calculation of ROIC, together with a reconciliation of NOPAT to net earnings (the most comparable GAAP measure), follows:

	Twelve Months Ended
dollars in millions	May 3, 2020	May 5, 2019
Net earnings	$10,974	$11,230
Interest and other, net	1,162	1,008
Provision for income taxes	3,386	3,508
Operating income	15,522	15,746
Income tax adjustment (1)	(3,689)	(3,745)
NOPAT	$11,833	$12,001

Average debt and equity	$29,038	$26,437

ROIC	40.8%	45.4%
—————
(1)Income tax adjustment is defined as operating income multiplied by our effective tax rate for the trailing twelve months.
Additional Information
For information on accounting pronouncements that have impacted or are expected to materially impact our consolidated financial position, results of operations, or cash flows, see Note 1 to our consolidated financial statements.

Liquidity and Capital Resources
Cash and Cash Equivalents
At May 3, 2020, we had $8.7 billion in cash and cash equivalents, of which $542 million was held by our foreign subsidiaries. We currently believe that our current cash position, access to the long-term debt capital markets, cash flow generated from operations, and funds available under our commercial paper programs should be sufficient not only for our operating requirements but also to enable us to complete our capital expenditure programs and fund dividend payments, and any required long-term debt payments through the next several fiscal years. In addition, we believe that we have the ability to obtain alternative sources of financing.
As we continue our investments in the business, we expect capital expenditures of up to $2.8 billion in fiscal 2020. Given the current uncertainty related to COVID-19, and our efforts to reduce non-essential activity in our stores, we have decided to postpone some of our strategic investments that directly impact our stores, such as changes to the front end and resets of merchandising bays. We may further adjust our capital expenditures as necessary or appropriate to support the operations of the business.
Debt and Derivatives
In March 2020, we expanded our commercial paper programs from $3.0 billion to $6.0 billion. All of our short-term borrowings in the first three months of fiscal 2020 were under these commercial paper programs, and the maximum amount outstanding at any time was $1.0 billion. In connection with these programs, we have back-up credit facilities with a consortium of banks for borrowings up to $6.5 billion, which consist of (1) a 364-day $3.5 billion credit facility that we entered into in March 2020 in connection with the expanded commercial paper program and is scheduled to expire in March 2021, (2) a five-year $2.0 billion credit facility scheduled to expire in December 2022, and (3) a 364-day $1.0 billion credit facility scheduled to expire in December 2020. We may enter into additional credit facilities or other debt financing.
At May 3, 2020, we were in compliance with all of the covenants contained in the credit facilities, and none of these covenants are expected to impact our liquidity or capital resources. At May 3, 2020, nothing was outstanding under the commercial paper programs. We also issued $5.0 billion of senior notes in March 2020. See Note 4 to our consolidated financial statements for further discussion of these senior notes issuances. We issue senior notes from time to time as part of our capital management strategy.
We use derivative and nonderivative financial instruments in the management of our exposure to fluctuations in foreign currency exchange rates and interest rates on certain long-term debt. See Note 4 to our consolidated financial statements for further discussion of these financial instruments.
Share Repurchases
In February 2019, our Board of Directors authorized a $15.0 billion share repurchase program, of which approximately $7.7 billion remained as of May 3, 2020. In the first three months of fiscal 2020, we had cash payments of $791 million for repurchases of our common stock through open market purchases. On March 13, 2020, we suspended our share repurchases until such time as we deem appropriate.
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
Net cash provided by operating activities increased $1.0 billion in the first three months of fiscal 2020 compared to the first three months of fiscal 2019 and was primarily driven by changes in working capital and deferred income taxes.
Investing Activities. Cash used in investing activities decreased by $110 million in the first three months of fiscal 2020 compared to the first three months of fiscal 2019 and primarily reflected capital expenditures from the continuation of our strategic investments in our business of $586 million during the first three months of fiscal 2020 compared to $681 million of capital expenditures in the first three months of fiscal 2019.

Financing Activities. Cash provided by financing activities in the first three months of fiscal 2020 primarily reflected $5.0 billion of net proceeds from long-term debt, partially offset by $1.6 billion of cash dividends paid, $974 million of net repayments of short-term debt, and $791 million of share repurchases prior to our suspension of share repurchases in March 2020.
Cash used in financing activities in the first three months of fiscal 2019 primarily reflected $1.5 billion of cash dividends paid, $1.4 billion of share repurchases, and $967 million of net repayments of short-term debt.

Critical Accounting Policies
There were no changes during fiscal 2020 to our critical accounting policies as disclosed in the 2019 Form 10-K. Our significant accounting policies are disclosed in Note 1 to our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risk results primarily from fluctuations in interest rates. We are also exposed to risks from foreign currency exchange rate fluctuations on the translation of our foreign operations into U.S. dollars and on the purchase of goods by these foreign operations that are not denominated in their local currencies. Additionally, we may experience inflation and deflation related to our purchase of certain commodity products. There have been no material changes to our exposure to market risks from those disclosed in the 2019 Form 10-K.

Item 4. Controls and Procedures.
Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) and concluded that our disclosure controls and procedures were effective as of May 3, 2020. There has been no change in our internal control over financial reporting during the fiscal quarter ended May 3, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed under Item 1A, "Risk Factors" and elsewhere in the 2019 Form 10-K. These risks and uncertainties could materially and adversely affect our business, consolidated financial condition, results of operations, or cash flows. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently do not consider material to our business. There have been no material changes in the risk factors discussed in the 2019 Form 10-K, except as set forth below.
The continuing impacts of the COVID-19 pandemic are highly unpredictable, volatile, and uncertain, and could adversely affect our business operations, demand for our products and services, our costs of doing business, availability of labor, access to inventory, supply chain operations, our ability to predict future performance, our exposure to litigation, and our financial performance, among other things.
The COVID-19 pandemic has created significant public health concerns as well as economic disruption, uncertainty, and volatility, all of which have impacted and may continue to impact our business. While we have taken numerous steps to mitigate the impact of the pandemic on our results of operations, there can be no assurance that these efforts will be successful.
Due to numerous uncertainties and factors beyond our control, we are unable to predict the impact that COVID-19 will have going forward on our business, results of operations, cash flows, and financial condition. These factors and uncertainties include, but are not limited to:
•the severity and duration of the pandemic, including whether there is a “second wave” or other additional periods of increases or spikes in the number of COVID-19 cases in future periods in areas in which we operate;
•the rapidly changing and fluid circumstances caused by the pandemic and our ability to respond quickly enough or appropriately to those circumstances;
•the duration and degree of governmental, business or other actions in response to the pandemic, including but not limited to quarantine or shelter-in-place measures; restrictions on our operations up to and including complete or partial closure of our stores, facilities and distribution centers; economic measures; access to unemployment compensation; fiscal policy changes; or additional measures that may yet be effected;
•the health of, and effect of the pandemic on, our associates and our ability to maintain staffing needs to effectively operate our business;
•evolving macroeconomic factors, including general economic uncertainty, unemployment rates, and recessionary pressures;
•the impact of the pandemic and related economic uncertainty on consumer confidence, economic well-being, spending, and shopping behaviors, both during and after the crisis;
•impacts – financial, operational or otherwise – on our supply chain, including manufacturers or suppliers of our products and logistics or transportation providers, and on our service providers or subcontractors;
•unknown consequences on our business performance and strategic initiatives stemming from the substantial investment of time and other resources to the pandemic response, including potential delays in or adjustments to our strategic investments;
•the incremental costs of doing business during and/or after the crisis;
•volatility in the credit and financial markets during and after the pandemic;
•the potential effects on our internal control environment and data security as a result of changes to a remote work environment;
•the impact of regulatory and judicial changes in liability for workers compensation;
•potential increases in insurance premiums, medical claims costs, and workers’ compensation claim costs;
•the availability of, and prevalence of access to, effective medical treatments and vaccines for COVID-19;
•the impact of litigation or claims from customers, associates, suppliers, regulators or other third parties relating to COVID-19 or our actions in response thereto;
•the pace of recovery when the pandemic subsides; and
•the long-term impact of the pandemic on our business.

The above factors and uncertainties, or others of which we are not currently aware, may result in adverse impacts to our business, results of operations, cash flows, and financial condition.
In addition to the factors above, the COVID-19 pandemic has subjected our business to a number of risks, including, but not limited to those discussed below:
Associate and Customer Safety-Related Risks. In response to the COVID-19 pandemic, we have taken a number of actions across our business to help protect our associates, customers, and others in the communities we serve. These measures include, among other things, adjusted store hours; increased cleaning and sanitizing measures; limits on customer traffic in stores to maintain physical and social distancing protocols; other physical and social distancing efforts such as markings on floors, signage and plexiglass shields; providing masks and thermometers to associates in stores and distribution centers; instituting curbside pickup from stores; and cancellation of certain annual spring events to avoid driving additional footsteps to stores that might undermine our efforts to prioritize safety. In certain jurisdictions, we ceased sales or delayed commencement of certain in-home services deemed non-essential, and we may have to do so in other jurisdictions. Several of these actions adversely impacted our sales, and they may continue to do so going forward. We have also taken other steps to support our associates, including expanding our paid time off policy to help alleviate some of the challenges our associates are facing as a result of COVID-19; instituting weekly bonuses for hourly associates in our stores and distribution centers; providing double pay for overtime worked; and expanding dependent care benefits. The actions that we have taken in response to the pandemic have resulted in significant incremental costs, and we expect that we will continue to incur additional costs due to the pandemic going forward, which in turn will have an adverse impact on our results of operations.
The health and safety of our associates and customers are of primary concern to our management team. However, due to the unpredictable nature of COVID-19 and the consequences of our actions, we may see unexpected outcomes from our added safety measures. For example, if we do not respond appropriately to the pandemic, or if our customers do not participate in social distancing and other safety measures, the well-being of our associates and customers could be at risk. Furthermore, any failure to appropriately respond, or the perception of an inadequate response, could cause reputational harm to our brand and/or subject us to claims and litigation from associates, customers, suppliers, regulators or other third parties. Additionally, a future outbreak of confirmed cases of COVID-19 in our stores or distribution centers could result in temporary or sustained workforce shortages or facility closures, which would negatively impact our business and results of operations.
Additionally, some jurisdictions have taken measures intended to expand the availability of workers compensation or to change the presumptions applicable to workers compensation measures. These actions may increase our exposure to workers compensation claims and increase our cost of insurance.
Information Technology-Related Risks. As a result of the pandemic and related quarantines, shelter-in-place orders, and similar restrictions, we have experienced increased demand for online purchases of products. While we have managed this increased volume to date without interruption, there are no assurances that we will continue to be able to do so. We have also had to rapidly modify certain technology to support our interconnected offerings in connection with the pandemic, such as the addition of curbside pickup. Disruptions, failures or other performance issues with our customer-facing technology systems, either due to the increased volume or other factors, could impair the benefits they provide, adversely impact our sales, and negatively affect our relationship with our customers. In addition, as more business activities have shifted online due to COVID-19 restrictions, and as many of our store support associates are working remotely, we face an increased risk due potential failure of internal or external information technology infrastructure as well as increased cybersecurity threats and attempts to breach our security networks.
Supply Chain-Related Risks. Circumstances related to the COVID-19 pandemic have significantly impacted the global supply chain, with restrictions and limitations on business activities causing disruption and delay. These disruptions and delays, which may expand depending on the progression of the pandemic, are placing strain on the domestic and international supply chain, which has affected and could continue to negatively affect the flow or availability of certain products. Customer demand for certain products has also fluctuated as the pandemic has progressed and customer behaviors have changed, which has challenged our ability to anticipate and/or adjust inventory levels to meet that demand. These factors have resulted in higher out-of-stock inventory positions in certain products as well as delays in delivering those products to our distribution centers, stores or customers. Even if we are able to find alternate sources for certain products, they may cost more or require us to incur higher transportation costs, which could adversely impact our profitability and financial condition. Similarly, increased demand for online purchases of products has impacted our fulfillment operations, resulting in delays in delivering products to customers. The operation of our distribution and fulfillment centers is crucial to our business operations.

If our distribution and fulfillment centers experience closures or labor shortages, whether temporary or sustained, we could face adverse impacts related to the flow or availability of products to our stores and customers. Any of these circumstances could impair our ability to meet customer demand for products and result in lost sales, increased supply chain costs, or damage to our reputation.
Financial and Liquidity Risks. In an effort to strengthen our liquidity position while navigating the COVID-19 pandemic, we took proactive steps during the first quarter of fiscal 2020, including suspending our share repurchase program, expanding our commercial paper program and related revolving credit facility capacity, and issuing $5 billion of long-term debt. The increased debt levels have increased our interest expense costs. Further, the financial and credit markets have experienced and may continue to experience significant volatility and turmoil. Our continued access to external sources of liquidity depends on multiple factors, including the condition of debt capital markets, our operating performance, and maintaining strong credit ratings. If the impacts of the pandemic continue to create severe disruptions or turmoil in the financial markets, or if rating agencies lower our credit ratings, it could adversely affect our ability to access the debt markets, our cost of funds, and other terms for new debt or other sources of external liquidity. Additionally, changes in our capital allocation strategy could have adverse impacts, both short- and long-term, on our results of operations and financial position. Suspension of our share repurchases impacts our earnings per share and return on invested capital, which in turn could adversely impact our stock price. While not contemplated at this time, any potential suspension or reduction in our dividend declaration could have an adverse impact on investor perception and our stock price.
To the extent the COVID-19 pandemic continues to adversely affect the U.S. and global economy and/or adversely affect our business, results of operations, cash flows, or financial condition, it may also have the effect of heightening other risks described in the “Risk Factors” section in our 2019 Form 10-K, including but not limited to those related to consumer behavior and expectations, competition, brand reputation, implementation of strategic initiatives, cybersecurity threats, technology systems disruption, supply chain disruptions, labor availability and cost, litigation, and regulatory requirements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The number and average price of shares purchased in each fiscal month of the first quarter of fiscal 2020 follow:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
February 3, 2020 – March 1, 2020	2,045,498	$238.75	2,028,614	$7,792,742,474
March 2, 2020 – March 29, 2020 (3)	868,852	195.30	509,851	7,680,368,043
March 30, 2020 – May 3, 2020	1,699	203.49	—	7,680,368,043
Total	2,916,049	225.78	2,538,465
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
(3) On March 13, 2020, we suspended our share repurchases until such time as we deem appropriate.
Sales of Unregistered Securities
During the first quarter of fiscal 2020, we issued 581 deferred stock units under the Home Depot, Inc. Non-employee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of the SEC’s Regulation D thereunder. The deferred stock units were credited to the accounts of those non-employee directors who elected to receive all or a portion of board retainers in the form of deferred stock units instead of cash during the first quarter of fiscal 2020. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.

During the first quarter of fiscal 2020, we credited 1,255 deferred stock units to participant accounts under the Restoration Plan pursuant to an exemption from the registration requirements of the Securities Act for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.
Item 6. Exhibits.
Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the references in brackets. All other exhibits are filed or furnished herewith.

Exhibit		Description
3.1	*	Amended and Restated Certificate of Incorporation of The Home Depot, Inc.
[Form 10-Q filed on September 1, 2011, Exhibit 3.1]
3.2	*	By-Laws of The Home Depot, Inc. (Amended and Restated Effective February 28, 2019)
[Form 8-K filed on March 4, 2019, Exhibit 3.2]
10.1		364-Day Revolving Credit Facility Agreement dated as of March 23, 2020 by and among The Home Depot, Inc., the banks party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent
15.1		Acknowledgement of Independent Registered Public Accounting Firm
31.1		Certification of the Chief Executive Officer and President Certification of the Chief Executive Officer and President pursuant to Rule 13a-14(a)
31.2		Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a)
32.1		Certification of the Chief Executive Officer and President furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of the Executive Vice President and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HOME DEPOT, INC. (Registrant)

By:	/s/ CRAIG A. MENEAR
Craig A. Menear, Chairman, Chief Executive Officer and President

/s/ RICHARD V. MCPHAIL
Richard V. McPhail, Executive Vice President and Chief Financial Officer

/s/ STEPHEN L. GIBBS
Stephen L. Gibbs, Vice President, Chief Accounting Officer and Corporate Controller

Date:	May 26, 2020