Form 10-Q
period 2020-08-02
HOME DEPOT, INC.
filed 2020-08-25
CIK 354950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2020
or
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
1,076,455,514 shares of common stock, $0.05 par value, as of August 18, 2020

i

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
ii

FORWARD-LOOKING STATEMENTS
Certain statements contained herein, as well as in other filings we make with the SEC and other written and oral information we release, regarding our future performance constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may relate to, among other things, the impact of the COVID-19 pandemic on our business, results of operations, cash flows and financial condition (which, among other things, may affect many of the items listed below); the demand for our products and services; net sales growth; comparable sales; effects of competition; implementation of store, interconnected retail, supply chain and technology initiatives; inventory and in-stock positions; state of the economy; state of the housing and home improvement markets; state of the credit markets, including mortgages, home equity loans, and consumer credit; impact of tariffs; issues related to the payment methods we accept; demand for credit offerings; management of relationships with our associates, suppliers and vendors; international trade disputes, natural disasters, public health issues (including pandemics and related quarantines, shelter-in-place and other governmental orders, and similar restrictions), and other business interruptions that could disrupt supply or delivery of, or demand for, the Company’s products or services; continuation of share repurchases; net earnings performance; earnings per share; dividend targets; capital allocation and expenditures; liquidity; return on invested capital; expense leverage; stock-based compensation expense; commodity price inflation and deflation; the ability to issue debt on terms and at rates acceptable to us; the impact and expected outcome of investigations, inquiries, claims, and litigation; the effect of accounting charges; the effect of adopting certain accounting standards; the impact of regulatory changes; store openings and closures; financial outlook; and the integration of acquired companies into our organization and the ability to recognize the anticipated synergies and benefits of those acquisitions.
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
Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements other than as required by law. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the SEC and in our other public statements.

iii

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
THE HOME DEPOT, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

in millions, except per share data	August 2, 2020	February 2, 2020
Assets
Current assets:
Cash and cash equivalents	$14,139	$2,133
Receivables, net	2,562	2,106
Merchandise inventories	13,498	14,531
Other current assets	1,162	1,040
Total current assets	31,361	19,810
Net property and equipment	23,387	22,770
Operating lease right-of-use assets	5,436	5,595
Goodwill	2,233	2,254
Other assets	932	807
Total assets	$63,349	$51,236

Liabilities and Stockholders' Equity
Current liabilities:
Short-term debt	$—	$974
Accounts payable	11,691	7,787
Accrued salaries and related expenses	2,402	1,494
Sales taxes payable	907	605
Deferred revenue	2,511	2,116
Current installments of long-term debt	2,476	1,839
Current operating lease liabilities	831	828
Other accrued expenses	3,381	2,732
Total current liabilities	24,199	18,375
Long-term debt, excluding current installments	32,370	28,670
Long-term operating lease liabilities	4,895	5,066
Other long-term liabilities	2,299	2,241
Total liabilities	63,763	54,352

Common stock, par value $0.05; authorized: 10,000 shares; issued: 1,788 shares at August 2, 2020 and 1,786 shares at February 2, 2020; outstanding: 1,076 shares at August 2, 2020 and 1,077 shares at February 2, 2020	89	89
Paid-in capital	11,228	11,001
Retained earnings	55,074	51,729
Accumulated other comprehensive loss	(1,012)	(739)
Treasury stock, at cost, 712 shares at August 2, 2020 and 709 shares at February 2, 2020	(65,793)	(65,196)
Total stockholders’ (deficit) equity	(414)	(3,116)
Total liabilities and stockholders’ equity	$63,349	$51,236
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
in millions, except per share data	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019
Net sales	$38,053	$30,839	$66,313	$57,220
Cost of sales	25,112	20,407	43,747	37,771
Gross profit	12,941	10,432	22,566	19,449
Operating expenses:
Selling, general and administrative	6,355	5,044	12,184	9,984
Depreciation and amortization	519	492	1,039	972
Total operating expenses	6,874	5,536	13,223	10,956
Operating income	6,067	4,896	9,343	8,493
Interest and other (income) expense:
Interest and investment income	(9)	(19)	(26)	(34)
Interest expense	346	302	670	590
Interest and other, net	337	283	644	556
Earnings before provision for income taxes	5,730	4,613	8,699	7,937
Provision for income taxes	1,398	1,134	2,122	1,945
Net earnings	$4,332	$3,479	$6,577	$5,992

Basic weighted average common shares	1,073	1,095	1,073	1,098
Basic earnings per share	$4.04	$3.18	$6.13	$5.46

Diluted weighted average common shares	1,077	1,099	1,077	1,103
Diluted earnings per share	$4.02	$3.17	$6.11	$5.43
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
in millions	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019
Net earnings	$4,332	$3,479	$6,577	$5,992
Other comprehensive income (loss):
Foreign currency translation adjustments	141	59	(278)	16
Cash flow hedges, net of tax	5	4	5	6
Other	(10)	(4)	—	5
Total other comprehensive income (loss)	136	59	(273)	27
Comprehensive income	$4,468	$3,538	$6,304	$6,019
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended		Six Months Ended
in millions	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019
Common Stock:
Balance at beginning of period	$89	$89	$89	$89
Shares issued under employee stock plans	—	—	—	—
Balance at end of period	89	89	89	89

Paid-in Capital:
Balance at beginning of period	11,008	10,590	11,001	10,578
Shares issued under employee stock plans	144	123	73	59
Stock-based compensation expense	76	64	154	140
Balance at end of period	11,228	10,777	11,228	10,777

Retained Earnings:
Balance at beginning of period	52,354	47,459	51,729	46,423
Cumulative effect of accounting changes	—	—	—	26
Net earnings	4,332	3,479	6,577	5,992
Cash dividends	(1,612)	(1,492)	(3,223)	(2,991)
Other	—	—	(9)	(4)
Balance at end of period	55,074	49,446	55,074	49,446

Accumulated Other Comprehensive Income (Loss):
Balance at beginning of period	(1,148)	(835)	(739)	(772)
Cumulative effect of accounting change	—	—	—	(31)
Foreign currency translation adjustments	141	59	(278)	16
Cash flow hedges, net of tax	5	4	5	6
Other	(10)	(4)	—	5
Balance at end of period	(1,012)	(776)	(1,012)	(776)

Treasury Stock:
Balance at beginning of period	(65,793)	(59,446)	(65,196)	(58,196)
Repurchases of common stock	—	(1,250)	(597)	(2,500)
Balance at end of period	(65,793)	(60,696)	(65,793)	(60,696)
Total stockholders' (deficit) equity	$(414)	$(1,160)	$(414)	$(1,160)
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
in millions	August 2, 2020	August 4, 2019
Cash Flows from Operating Activities:
Net earnings	$6,577	$5,992
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization	1,222	1,107
Stock-based compensation expense	155	139
Changes in receivables, net	(477)	(338)
Changes in merchandise inventories	920	(810)
Changes in other current assets	(126)	(244)
Changes in accounts payable and accrued expenses	5,673	2,097
Changes in deferred revenue	397	452
Changes in income taxes payable	447	11
Changes in deferred income taxes	13	58
Other operating activities	28	79
Net cash provided by operating activities	14,829	8,543

Cash Flows from Investing Activities:
Capital expenditures	(1,032)	(1,246)
Proceeds from sales of property and equipment	12	11
Other investing activities	—	(14)
Net cash used in investing activities	(1,020)	(1,249)

Cash Flows from Financing Activities:
Repayments of short-term debt, net	(974)	(1,339)
Proceeds from long-term debt, net of discounts and premiums	4,960	1,404
Repayments of long-term debt	(1,806)	(1,030)
Repurchases of common stock	(791)	(2,619)
Proceeds from sales of common stock	164	157
Cash dividends	(3,223)	(2,991)
Other financing activities	(127)	(116)
Net cash used in financing activities	(1,797)	(6,534)
Change in cash and cash equivalents	12,012	760
Effect of exchange rate changes on cash and cash equivalents	(6)	9
Cash and cash equivalents at beginning of period	2,133	1,778
Cash and cash equivalents at end of period	$14,139	$2,547

Supplemental Disclosures:
Cash paid for interest, net of interest capitalized	$587	$558
Cash paid for income taxes	1,611	1,912
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
Impact of COVID-19
The outbreak of the novel coronavirus COVID-19, which was declared a global pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the U.S. and global economies and has impacted our supply chain, operations, and customer demand. Even though the Company has taken measures to adapt to operating in this challenging environment, the pandemic could further affect our operations and the operations of our suppliers and vendors as a result of additional shelter-in-place and other governmental orders, facility closures, travel and logistics restrictions, and other factors as circumstances continue to evolve.
In response to COVID-19, we expanded our associate pay and benefits to provide additional paid time off, weekly bonuses, double overtime pay and other benefits. These expanded pay and benefits were included in SG&A in the Consolidated Statements of Earnings and resulted in $479 million of additional expense for the second quarter of fiscal 2020 and $1.3 billion of additional expense for the first six months of fiscal 2020. As of August 2, 2020, there were $393 million included in accrued salaries and related expenses in the Consolidated Balance Sheets related to these expanded pay and benefits.
We assess the recoverability of goodwill and other indefinite-lived intangibles in the third quarter of each year, or more often if indicators warrant. We assessed the current environment to determine if there were any indicators of impairment as a result of the operating conditions resulting from COVID-19 or otherwise and concluded that while there have been events and circumstances in the macro-environment that have impacted us, we have not experienced any entity-specific indicators of impairment for goodwill or other indefinite-lived intangibles that would require an impairment test as of August 2, 2020.
We evaluate our long-lived assets each quarter for indicators of potential impairment. Indicators of impairment include current period losses combined with a history of losses, our decision to relocate or close a store or other location before the end of its previously estimated useful life, or when changes in other circumstances indicate the carrying amount of an asset may not be recoverable. We performed our quarterly assessment of long-lived assets during the first and second quarters of 2020 and did not record any material long-lived asset impairments.
Also in response to COVID-19, we took steps to further solidify our liquidity position in March 2020 by expanding our commercial paper program and corresponding revolving credit facility capacity, as well as issuing senior notes. See Note 4 for further discussion.
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
Recently Issued Accounting Pronouncements
ASU 2020-04. In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides practical expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments in this update apply only to contracts, hedging relationships, and other transactions that reference the London interbank offered rate (“LIBOR”) or another reference rate expected to be discontinued as a result of reference rate reform. These amendments are not applicable to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. ASU No. 2020-04 is effective as of March 12, 2020 through December 31, 2022 and may be applied to contract modifications and hedging relationships from the beginning of an interim period that includes or is subsequent to March 12, 2020. We will adopt this standard when LIBOR is discontinued. We are evaluating the impact the new standard will have on our consolidated financial statements and related disclosures but do not anticipate a material impact.
Recent accounting pronouncements pending adoption not discussed above or in the 2019 Form 10-K are either not applicable or will not have or are not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

2.NET SALES
No sales to an individual customer accounted for more than 10% of our net sales during the three and six months ended August 2, 2020 and August 4, 2019. Net sales, classified by geography, follow:

	Three Months Ended		Six Months Ended
in millions	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019
Net sales – in the U.S.	$35,205	$28,186	$61,623	$52,639
Net sales – outside the U.S.	2,848	2,653	4,690	4,581
Net sales	$38,053	$30,839	$66,313	$57,220
Net sales by products and services follow:

	Three Months Ended		Six Months Ended
in millions	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019
Net sales – products	$36,990	$29,480	$64,295	$54,712
Net sales – services	1,063	1,359	2,018	2,508
Net sales	$38,053	$30,839	$66,313	$57,220

Major product lines and the related merchandising departments (and related services) follow:

Major Product Line	Merchandising Departments
Building Materials	Building Materials, Electrical/Lighting, Lumber, Millwork, and Plumbing
Décor	Appliances, Décor/Storage, Flooring, Kitchen and Bath, and Paint
Hardlines	Hardware, Indoor Garden, Outdoor Garden, and Tools
Net sales by major product lines (and related services) follow:

	Three Months Ended		Six Months Ended
in millions	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019
Building Materials	$12,556	$10,495	$22,372	$19,899
Décor	11,790	10,050	21,096	18,795
Hardlines	13,707	10,294	22,845	18,526
Net sales	$38,053	$30,839	$66,313	$57,220

3.PROPERTY AND LEASES
Net Property and Equipment
Net property and equipment includes accumulated depreciation and amortization of $22.9 billion as of August 2, 2020 and $22.1 billion as of February 2, 2020.
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
Certain of our property lease agreements contain residual value guarantees, which generally become due at the expiration of the lease term and are estimated as the greater of the fair value of the leased asset or a set minimum value. These residual value guarantees are primarily related to leases of facilities whose construction was funded by industrial revenue bonds.
Our lease agreements do not contain any material restrictive covenants. Further, certain lease agreements include rental payments based on an index or rate and others include rental payments based on a percentage of sales.

The Consolidated Balance Sheet location of assets and liabilities related to operating and finance leases follow:

in millions	Consolidated Balance Sheet Caption	August 2, 2020	February 2, 2020
Assets:
Operating lease assets	Operating lease right-of-use assets	$5,436	$5,595
Finance lease assets (1)	Net property and equipment	1,940	934
Total lease assets		$7,376	$6,529

Liabilities:
Current:
Operating lease liabilities	Current operating lease liabilities	$831	$828
Finance lease liabilities	Current installments of long-term debt	128	84
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	4,895	5,066
Finance lease liabilities	Long-term debt, excluding current installments	2,056	1,081
Total lease liabilities		$7,910	$7,059
—————
(1) Finance lease assets are recorded net of accumulated amortization of $707 million as of August 2, 2020 and $644 million as of February 2, 2020.
The components of lease cost follow:

		Three Months Ended		Six Months Ended
in millions	Consolidated Statement of Earnings Caption	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019
Operating lease cost	Selling, general and administrative	$193	$205	$388	$415
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	36	22	67	43
Interest on lease liabilities	Interest expense	26	23	52	46
Short-term lease cost	Selling, general and administrative	19	18	37	43
Variable lease cost	Selling, general and administrative	65	64	126	122
Sublease income	Selling, general and administrative	(4)	(4)	(7)	(7)
Net lease cost		$335	$328	$663	$662
When the rate implicit in the contract is not readily determinable, we use a secured incremental borrowing rate as the discount rate for the present value of lease payments. We determine a secured rate on a quarterly basis and update the weighted average discount rate accordingly. Lease terms and discount rates follow:

	August 2, 2020	February 2, 2020
Weighted Average Remaining Lease Term (Years):
Operating leases	10	10
Finance leases	15	12

Weighted Average Discount Rate:
Operating leases	3.0%	3.1%
Finance leases	6.8%	10.4%

The approximate future minimum lease payments under operating and finance leases as of August 2, 2020 follow:

in millions	Operating Leases	Finance Leases
Fiscal 2020	$490	$117
Fiscal 2021	937	239
Fiscal 2022	833	239
Fiscal 2023	733	234
Fiscal 2024	630	217
Thereafter	3,041	1,974
Total lease payments	6,664	3,020
Less imputed interest	938	836
Present value of lease liabilities	$5,726	$2,184
—————
Note: Amounts presented do not include payments relating to immaterial leases excluded from the Consolidated Balance Sheets as a result of adopting certain practical expedients. Additionally, future minimum lease payments do not include approximately $1.1 billion of leases (undiscounted basis) that have not yet commenced. These leases will commence between fiscal 2020 and fiscal 2021 with lease terms of one to 20 years.
Other lease information follows:

	Six Months Ended
in millions	August 2, 2020	August 4, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$505	$500
Operating cash flows - finance leases	52	46
Financing cash flows - finance leases	56	30
Lease assets obtained in exchange for new operating lease liabilities	296	520
Lease assets obtained in exchange for new finance lease liabilities	1,085	67

4.DEBT AND DERIVATIVE INSTRUMENTS
Short-Term Debt
In March 2020, we expanded our commercial paper programs from $3.0 billion to $6.0 billion. All of our short-term borrowings in the first six months of fiscal 2020 were under these commercial paper programs, and the maximum amount outstanding at any time was $1.0 billion. In connection with these programs, we have back-up credit facilities with a consortium of banks for borrowings of up to $6.5 billion, which consist of (1) a 364-day $3.5 billion credit facility that was entered into in March 2020 in connection with our expanded commercial paper program and is scheduled to expire in March 2021, (2) a five-year $2.0 billion credit facility scheduled to expire in December 2022, and (3) a 364-day $1.0 billion credit facility scheduled to expire in December 2020.
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
•Issuance costs totaled $36 million. The net proceeds of the March 2020 issuance were used for general corporate purposes, which included the repayment of outstanding senior notes that matured in June 2020 and the repayment of outstanding senior notes that were scheduled to mature in September 2020.
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
We had outstanding interest rate swap agreements with combined notional amounts of $2.9 billion at August 2, 2020 and $2.1 billion at February 2, 2020. These agreements were accounted for as fair value hedges that swap fixed for variable rate interest to hedge changes in the fair values of certain senior notes. The fair values of these agreements were $261 million at August 2, 2020 and $120 million at February 2, 2020.
At August 2, 2020 and February 2, 2020, we had outstanding foreign currency forward contracts accounted for as cash flow hedges, which hedge the variability of forecasted cash flows associated with certain payments made in our foreign operations. The notional amounts and the fair values of these agreements were not material.
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
In addition to our forward contracts, we also hedge a portion of our foreign currency risk by designating nonderivative foreign-currency-denominated intercompany debt as hedges of our net investment in certain of our foreign operations. We had outstanding intercompany debt with a combined notional value of $1.2 billion as of August 2, 2020 that was designated as hedges of our net investment in our foreign operations. For the three and six months ended August 2, 2020, respectively, $52 million of foreign currency losses and $23 million of foreign currency gains associated with this debt were recorded as foreign currency translation adjustments in accumulated other comprehensive income (loss). As of February 2, 2020, the notional value of our nonderivative hedges and related foreign currency translation adjustments were immaterial.
We generally enter into master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit our credit risk, we enter into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain derivative instruments exceeds or falls below contractually established thresholds. Derivative assets and derivative liabilities are presented at their gross fair values in the Consolidated Balance Sheets. As of August 2, 2020, the cash collateral received by the Company related to derivative instruments under our collateral security arrangements was $158 million, which was recorded in other current liabilities in the Consolidated Balance Sheets. We did not receive any cash collateral as of February 2, 2020 or have any cash collateral posted with counterparties as of August 2, 2020 or February 2, 2020.

5. STOCKHOLDERS' EQUITY
Stock Rollforward
A reconciliation of the number of shares of our common stock and dividends per share follows:

shares in millions	Three Months Ended		Six Months Ended
	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019
Common stock:
Balance at beginning of period	1,788	1,784	1,786	1,782
Shares issued under employee stock plans	—	1	2	3
Balance at end of period	1,788	1,785	1,788	1,785
Treasury stock:
Balance at beginning of period	(712)	(683)	(709)	(677)
Repurchases of common stock	—	(6)	(3)	(12)
Balance at end of period	(712)	(689)	(712)	(689)
Shares outstanding at end of period	1,076	1,096	1,076	1,096

Cash dividends per share	$1.50	$1.36	$3.00	$2.72

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities that are measured at fair value on a recurring basis follow:

	Fair Value at August 2, 2020 Using			Fair Value at February 2, 2020 Using
in millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative agreements – assets	$—	$262	$—	$—	$133	$—
Derivative agreements – liabilities	—	—	—	—	—	—
Total	$—	$262	$—	$—	$133	$—
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The carrying amounts of cash and cash equivalents, receivables, short-term debt, and accounts payable approximate fair value due to the short-term maturities of these financial instruments.
Long-lived assets and other intangible assets are subject to nonrecurring fair value measurement for the assessment of impairment or as the result of business acquisitions. We did not have any material assets or liabilities that were measured at fair value on a nonrecurring basis as of August 2, 2020 or February 2, 2020, respectively.

The aggregate fair values and carrying values of our senior notes follow:

	August 2, 2020		February 2, 2020
in millions	Fair Value (Level 1)	Carrying Value	Fair Value (Level 1)	Carrying Value
Senior notes	$40,941	$32,662	$34,102	$29,344

7. WEIGHTED AVERAGE COMMON SHARES
The reconciliation of our basic to diluted weighted average common shares follows:

	Three Months Ended		Six Months Ended
in millions	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019
Basic weighted average common shares	1,073	1,095	1,073	1,098
Effect of potentially dilutive securities	4	4	4	5
Diluted weighted average common shares	1,077	1,099	1,077	1,103

Anti-dilutive securities excluded from diluted weighted average common shares	—	—	—	1

8. COMMITMENTS AND CONTINGENCIES
We are involved in litigation arising in the normal course of business. In management’s opinion, any such litigation is not expected to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
The Home Depot, Inc.:
Results of Review of Interim Financial Information
We have reviewed the Consolidated Balance Sheet of The Home Depot, Inc. and its subsidiaries (the “Company”) as of August 2, 2020, the related Consolidated Statements of Earnings, Comprehensive Income, and Stockholders’ Equity for the three-month and six-month periods ended August 2, 2020 and August 4, 2019, the related Consolidated Statements of Cash Flows for the six-month periods ended August 2, 2020 and August 4, 2019, and the related notes (collectively, the “Consolidated Interim Financial Information”). Based on our reviews, we are not aware of any material modifications that should be made to the Consolidated Interim Financial Information for it to be in conformity with U.S. generally accepted accounting principles.
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
August 24, 2020

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Our MD&A includes the following sections:
•Executive Summary
•Results of Operations and Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Critical Accounting Policies
Executive Summary
Quarter to date and year to date highlights of our financial performance follow:

dollars in millions, except per share data	Three Months Ended		Six Months Ended
	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019
Net sales	$38,053	$30,839	$66,313	$57,220
Net earnings	4,332	3,479	6,577	5,992

Diluted earnings per share	$4.02	$3.17	$6.11	$5.43

Net cash provided by operating activities			$14,829	$8,543
Proceeds from long-term debt, net of discounts and premiums			4,960	1,404
Repayments of long-term debt			1,806	1,030
Repurchases of common stock			791	2,619
We reported net sales of $38.1 billion in the second quarter of fiscal 2020. Net earnings were $4.3 billion, or $4.02 per diluted share. For the first six months of fiscal 2020, net sales were $66.3 billion and net earnings were $6.6 billion, or $6.11 per diluted share.
Our total store count was 2,293 at the end of the second quarter of fiscal 2020. As of August 2, 2020, a total of 308 of our stores, or 13.4%, were located in Canada and Mexico. For the second quarter of fiscal 2020, total sales per retail square foot were $629.38. Our inventory turnover ratio was 6.1 times, up from 5.1 times last year, driven by a significant increase in customer demand across all merchandising departments.
We generated $14.8 billion of cash flow from operations and issued $5.0 billion of long-term debt, net of discounts, during the first six months of fiscal 2020. These funds, together with cash on hand, were used to pay $3.2 billion of dividends, repay $1.8 billion of senior notes that matured in June 2020 and that were scheduled to mature in September 2020, fund $1.0 billion in capital expenditures, repay $974 million of net short-term borrowings, and fund cash payments of $791 million for share repurchases before we suspended share repurchases in March 2020. In February 2020, we announced a 10% increase in our quarterly cash dividend to $1.50 per share.
Our ROIC for the trailing twelve-month period was 41.1% at the end of the second quarter of fiscal 2020 and 43.7% at the end of the second quarter of fiscal 2019. See the "Non-GAAP Financial Measures" section below for our definition and calculation of ROIC, as well as a reconciliation of NOPAT, a non-GAAP financial measure, to net earnings (the most comparable GAAP financial measure). The decrease in ROIC from the second quarter of fiscal 2019 primarily reflects our decision to temporarily enhance our liquidity position, including the suspension of share repurchases.
COVID-19
The outbreak of the novel coronavirus COVID-19, which was declared a global pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the U.S. and global economies and has impacted our supply chain, operations, and customer demand. Even though the Company has taken measures to adapt to operating in this challenging environment, the pandemic could further affect our operations and the operations of our suppliers and vendors as a result of additional shelter-in-place or other governmental orders; restrictions and limitations on travel, logistics and other business activities; potential product and labor shortages; limitations on store or facility operations up to and including closures; and other governmental, business or consumer actions. As circumstances have evolved, our focus has been and continues to be on two key priorities: the safety and well-

being of our associates and customers, and providing our customers and communities with the products and services that they need.
In the first quarter, we took a number of actions in response to COVID-19 to promote social and physical distancing. We implemented a change to store operating hours, and we took measures to limit the number of customers in stores, which included canceling or modifying certain annual merchandising events and rolling out curbside pickup at our stores. We also shifted store support operations to remote or virtual. In the second quarter, we continued to adapt and adjust our operating approach to promote a safe shopping environment. To reduce constriction and better manage growing demand in the stores, we adopted a more localized approach on limits to the number of customers in stores and expanded store hours while still focusing on promoting a safe shopping environment. In addition, we announced that masks or facial coverings are required for all associates and customers in our U.S. stores and other facilities.
The impact of COVID-19 and actions taken in response to it had varying effects on our results of operations throughout the first six months of fiscal 2020. Shelter-in-place mandates and the measures we took to temporarily restrict the sale and installation of in-home services deemed non-essential adversely impacted our services business in the first six months of fiscal 2020. In addition, as we worked to limit customer traffic in our stores and as customers chose to stay at home, our customers sought alternative methods for obtaining the products they needed. As a result, online sales grew by approximately 100% in the second quarter of fiscal 2020, and approximately 90% in the first six months of fiscal 2020.
During the last three weeks of the first quarter of fiscal 2020, we saw a significant acceleration in sales with strong performance across most of our departments. This acceleration in sales growth continued through the second quarter of fiscal 2020, as customers maintained their focus on home improvement projects and repairs. The increase in customer demand for certain products together with the impact of COVID-19 on our supply chain has pressured our ability to maintain inventory in-stock levels, particularly for certain high demand products. We have been able to mitigate some of the impact, however, due to the benefits from our strategic investments as well as through such actions as working cross-functionally and partnering with our suppliers to make real-time adjustments to our product assortments, introducing alternative products or reducing assortments to the most popular selections in a product category.
Given these ongoing demands and the complexity of the current environment, we have continued to focus on taking care of our associates by investing in additional pay and benefits, including weekly bonuses for hourly associates in our stores and distribution centers. These enhanced pay and benefits resulted in additional expense of $479 million for the second quarter of fiscal 2020, and $1.3 billion for the first six months of fiscal 2020, which increased SG&A in fiscal 2020 compared to fiscal 2019.
Although we cannot estimate the future impact of COVID-19, we believe our existing liquidity, including steps we took in the first quarter to strengthen our financial position through the increase in our commercial paper program and back-up credit facilities, suspension of our share repurchases, and issuance of $5.0 billion of new debt, will be sufficient to continue to run our business effectively. We also believe that the investments we have made in recent years in our stores, interconnected and digital assets, associates, supply chain, and merchandising organization have allowed us to quickly adapt to shifts in customer needs and behaviors and the fluid circumstances created by COVID-19. We continue to actively monitor our business and operations and may take further actions as may be required by federal, state or local authorities or that we determine are in the best interests of our associates, customers, suppliers, vendors and shareholders.

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
Fiscal 2020 and Fiscal 2019 Three Month Comparisons

	Three Months Ended
	August 2, 2020		August 4, 2019
dollars in millions	$	% of Net Sales	$	% of Net Sales
Net sales	$38,053		$30,839
Gross profit	12,941	34.0%	10,432	33.8%
Operating expenses:
Selling, general and administrative	6,355	16.7	5,044	16.4
Depreciation and amortization	519	1.4	492	1.6
Total operating expenses	6,874	18.1	5,536	18.0
Operating income	6,067	15.9	4,896	15.9
Interest and other (income) expense:
Interest and investment income	(9)	—	(19)	(0.1)
Interest expense	346	0.9	302	1.0
Interest and other, net	337	0.9	283	0.9
Earnings before provision for income taxes	5,730	15.1	4,613	15.0
Provision for income taxes	1,398	3.7	1,134	3.7
Net earnings	$4,332	11.4%	$3,479	11.3%
—————
Note: Certain percentages may not sum to totals due to rounding.

	Three Months Ended
Selected financial and sales data:	August 2, 2020	August 4, 2019	% Change
Comparable sales (% change)	23.4%	3.0%	N/A
Comparable customer transactions (% change) (1)	12.3%	1.0%	N/A
Comparable average ticket (% change) (1)	10.1%	2.0%	N/A
Customer transactions (in millions) (1)	511.5	455.5	12.3%
Average ticket (1) (2)	$74.12	$67.31	10.1%
Sales per retail square foot (1) (3)	$629.38	$509.55	23.5%
Diluted earnings per share	$4.02	$3.17	26.8%
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
Net Sales. Net sales for the second quarter of fiscal 2020 increased 23.4% to $38.1 billion from $30.8 billion in the second quarter of fiscal 2019. The increase in net sales in the second quarter of fiscal 2020 primarily reflected the impact of positive comparable sales driven by an increase in comparable customer transactions and comparable average ticket. Online sales, which consist of sales generated online through our websites for products picked up at our stores or delivered to customer locations, represented 14.4% of net sales and grew by approximately 100%

during the second quarter of fiscal 2020. The increase in online sales in the second quarter of fiscal 2020 was driven in large part by the impact of COVID-19, with customers continuing to turn online for their shopping needs. A stronger U.S. dollar negatively impacted sales growth by $196 million in the second quarter of fiscal 2020.
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
Total comparable sales increased 23.4% in the second quarter of fiscal 2020, reflecting a 10.1% increase in comparable average ticket and a 12.3% increase in comparable customer transactions. The increase in comparable sales reflected a number of factors, including increased consumer demand across our core categories and the execution of our strategic efforts to drive an enhanced interconnected experience in both the physical and digital worlds. The increase in comparable average ticket and comparable customer transactions was driven by an increase in the number of products sold per transaction, strong customer traffic both physically and digitally, and commodity price inflation.
All of our merchandising departments posted positive comparable sales in the second quarter of fiscal 2020, with 13 of our 14 departments posting double-digit comparable sales, while Kitchen and Bath posted high single-digit comparable sales.
Gross Profit. Gross profit for the second quarter of fiscal 2020 increased 24.1% to $12.9 billion from $10.4 billion in the second quarter of fiscal 2019. Gross profit as a percentage of net sales, or gross profit margin, was 34.0% in the second quarter of fiscal 2020 compared to 33.8% in the second quarter of fiscal 2019. The increase in gross profit margin primarily reflected a benefit from lower promotional activity as we cancelled or modified certain annual merchandising events in response to COVID-19; this benefit was partially offset by higher shrink and a change in product mix.
Operating Expenses. Our operating expenses are composed of SG&A and depreciation and amortization.
Selling, General & Administrative. SG&A for the second quarter of fiscal 2020 increased 26.0% to $6.4 billion from $5.0 billion in the second quarter of fiscal 2019. As a percentage of net sales, SG&A was 16.7% in the second quarter of fiscal 2020 compared to 16.4% in the second quarter of fiscal 2019. This increase was primarily driven by an additional $479 million of expense related to the expansion of our associate pay and benefits as part of our COVID-19 response to support our associates and an additional $108 million of operational expense related to COVID-19, partially offset by leverage resulting from a positive comparable sales environment.
Depreciation and Amortization. Depreciation and amortization increased 5.5% to $519 million in the second quarter of fiscal 2020 from $492 million in the second quarter of fiscal 2019. As a percentage of net sales, depreciation and amortization was 1.4% in the second quarter of fiscal 2020 compared to 1.6% in the second quarter of fiscal 2019. The decrease in depreciation and amortization as a percentage of net sales primarily reflected leverage resulting from a positive comparable sales environment and timing of asset additions, partially offset by strategic investments in the business.
Interest and Other, net. Interest and other, net, was $337 million in the second quarter of fiscal 2020 compared to $283 million in the second quarter of fiscal 2019. Interest and other, net, as a percentage of net sales was 0.9% in the second quarter of both fiscal 2020 and fiscal 2019, and primarily reflected higher interest expense resulting from higher debt balances at the end of the second quarter of fiscal 2020.
Provision for Income Taxes. Our combined effective income tax rate was 24.4% for the second quarter of fiscal 2020 compared to 24.6% for the second quarter of fiscal 2019.
Diluted Earnings per Share. Diluted earnings per share were $4.02 for the second quarter of fiscal 2020 compared to $3.17 for the second quarter of fiscal 2019. The increase in diluted earnings per share for the second quarter of fiscal 2020 reflected the impact of a positive comparable sales environment, partially offset by the additional expenses incurred in response to COVID-19.

Fiscal 2020 and Fiscal 2019 Six Month Comparisons

	Six Months Ended
	August 2, 2020		August 4, 2019
dollars in millions	$	% of Net Sales	$	% of Net Sales
Net sales	$66,313		$57,220
Gross profit	22,566	34.0%	19,449	34.0%
Operating expenses:
Selling, general and administrative	12,184	18.4	9,984	17.4
Depreciation and amortization	1,039	1.6	972	1.7
Total operating expenses	13,223	19.9	10,956	19.1
Operating income	9,343	14.1	8,493	14.8
Interest and other (income) expense:
Interest and investment income	(26)	—	(34)	(0.1)
Interest expense	670	1.0	590	1.0
Interest and other, net	644	1.0	556	1.0
Earnings before provision for income taxes	8,699	13.1	7,937	13.9
Provision for income taxes	2,122	3.2	1,945	3.4
Net earnings	$6,577	9.9%	$5,992	10.5%
—————
Note: Certain percentages may not sum to totals due to rounding.

	Six Months Ended
Selected financial and sales data:	August 2, 2020	August 4, 2019	% Change
Comparable sales (% change)	15.6%	2.8%	N/A
Comparable customer transactions (% change) (1)	4.7%	0.8%	N/A
Comparable average ticket (% change) (1)	10.5%	2.0%	N/A
Customer transactions (in millions) (1)	886.3	845.5	4.8%
Average ticket (1) (2)	$74.37	$67.31	10.5%
Sales per retail square foot (1) (3)	$547.94	$472.22	16.0%
Diluted earnings per share	$6.11	$5.43	12.5%
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
Net Sales. For the first six months of fiscal 2020, net sales increased 15.9% to $66.3 billion from $57.2 billion in the first six months of fiscal 2019. The increase in net sales for the first six months of fiscal 2020 primarily reflected the impact of positive comparable sales driven by an increase in comparable average ticket and comparable customer transactions. Online sales, which consist of sales generated online through our websites for products picked up in our stores or delivered to customer locations, represented 14.6% of net sales and grew 90.4% during the first six months of fiscal 2020. The increase in online sales in the first six months of fiscal 2020 was driven in large part by the impact of COVID-19, with customers turning online for their shopping needs. A stronger U.S. dollar negatively impacted sales growth by $257 million in the first six months of fiscal 2020.
Comparable Sales. For the first six months of fiscal 2020, total comparable sales increased 15.6%, consisting of a 10.5% increase in comparable average ticket and a 4.7% increase in comparable customer transactions. This increase reflected a number of factors, including increased consumer demand across our core categories and the execution of our strategic efforts to drive an enhanced interconnected experience in both the physical and digital worlds. The increase in comparable average ticket and comparable customer transactions for the first six months of fiscal 2020 was primarily driven by an increase in the number of products sold per transaction and stronger online customer engagement.
During the first six months of fiscal 2020, 13 of our 14 merchandising departments posted positive comparable sales, while Kitchen and Bath remained flat when compared with last year.
Gross Profit. For the first six months of fiscal 2020, gross profit increased 16.0% to $22.6 billion from $19.4 billion in the first six months of fiscal 2019. Gross profit as a percentage of net sales, or gross profit margin, was 34.0% for the first six months of both fiscal 2020 and fiscal 2019, and reflected a benefit from lower promotional activity as we cancelled or modified certain annual merchandising events in response to COVID-19; this benefit was partially offset by higher shrink and a change in product mix.
Operating Expenses. Our operating expenses are composed of SG&A and depreciation and amortization.
Selling, General & Administrative. SG&A increased 22.0% to $12.2 billion in the first six months of fiscal 2020 from $10.0 billion in the first six months of fiscal 2019. As a percentage of net sales, SG&A was 18.4% in the first six months of fiscal 2020 compared to 17.4% in the first six months of fiscal 2019. The increase in SG&A as a percentage of net sales for the first six months of fiscal 2020 was primarily driven by an additional $1.3 billion of expense related to expanded associate pay and benefits offered in response to COVID-19 and an additional $124 million of operational expense related to COVID-19, partially offset by leverage resulting from a positive comparable sales environment.
Depreciation and Amortization. Depreciation and amortization increased 6.9% to $1.0 billion in the first six months of fiscal 2020 from $972 million in the first six months of fiscal 2019. As a percentage of net sales, depreciation and amortization was 1.6% in the first six months of fiscal 2020 compared to 1.7% in the first six months of fiscal 2019. The decrease in depreciation and amortization as a percentage of net sales primarily reflected leverage resulting from a positive comparable sales environment and timing of asset additions, partially offset by strategic investments in the business.
Interest and Other, net. Interest and other, net was $644 million in the first six months of fiscal 2020, compared to $556 million for the first six months of fiscal 2019. As a percentage of net sales, interest and other, net was 1.0% for the first six months of both fiscal 2020 and fiscal 2019, and primarily reflected higher interest expense resulting from higher debt balances.
Provision for Income Taxes. Our combined effective income tax rate was 24.4% for the first six months of fiscal 2020 compared to 24.5% for the first six months of fiscal 2019.
Diluted Earnings per Share. Diluted earnings per share were $6.11 for the first six months of fiscal 2020, compared to $5.43 for the first six months of fiscal 2019. The increase in diluted earnings per share for the first six months of fiscal 2020 reflected the impact of a positive comparable sales environment, partially offset by the additional expenses incurred in response to COVID-19.
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

The calculation of ROIC, together with a reconciliation of NOPAT to net earnings (the most comparable GAAP measure), follows:

	Twelve Months Ended
dollars in millions	August 2, 2020	August 4, 2019
Net earnings	$11,827	$11,203
Interest and other, net	1,216	1,045
Provision for income taxes	3,650	3,493
Operating income	16,693	15,741
Income tax adjustment (1)	(4,013)	(3,791)
NOPAT	$12,680	$11,950

Average debt and equity	$30,826	$27,364

ROIC	41.1%	43.7%
—————
(1)Income tax adjustment is defined as operating income multiplied by our effective tax rate for the trailing twelve months.
Additional Information
For information on accounting pronouncements that have impacted or are expected to materially impact our consolidated financial position, results of operations or cash flows, see Note 1 to our consolidated financial statements.

Liquidity and Capital Resources
Cash and Cash Equivalents
At August 2, 2020, we had $14.1 billion in cash and cash equivalents, of which $1.3 billion was held by our foreign subsidiaries. We currently believe that our current cash position, access to the long-term debt capital markets, cash flow generated from operations, and funds available under our commercial paper programs should be sufficient not only for our operating requirements but also to enable us to complete our capital expenditure programs and fund dividend payments, and any required long-term debt payments through the next several fiscal years. In addition, we believe that we have the ability to obtain alternative sources of financing, if necessary.
We remain committed to our strategic investment program. However, given the current uncertainty related to COVID-19 and the priority around safety, as well as the complexities of the current operating environment, we have decided to postpone some of our in-store investments. As a result, we now expect that our capital expenditures will be less than initially planned for fiscal 2020 and that some spending originally planned for fiscal 2020 will move to fiscal 2021. In addition, we may further adjust our capital expenditures as necessary or appropriate to support the operations of the business.
Debt and Derivatives
In March 2020, we expanded our commercial paper programs from $3.0 billion to $6.0 billion. All of our short-term borrowings in the first six months of fiscal 2020 were under these commercial paper programs, and the maximum amount outstanding at any time was $1.0 billion. In connection with these programs, we have back-up credit facilities with a consortium of banks for borrowings up to $6.5 billion, which consist of (1) a 364-day $3.5 billion credit facility that we entered into in March 2020 in connection with the expanded commercial paper program and is scheduled to expire in March 2021, (2) a five-year $2.0 billion credit facility scheduled to expire in December 2022, and (3) a 364-day $1.0 billion credit facility scheduled to expire in December 2020. We may enter into additional credit facilities or other debt financing.
At August 2, 2020, we were in compliance with all of the covenants contained in the credit facilities, and none of these covenants are expected to impact our liquidity or capital resources. At August 2, 2020, there were no outstanding borrowings under our commercial paper programs. We also issued $5.0 billion of senior notes in March 2020. See Note 4 to our consolidated financial statements for further discussion of our senior notes issuances. We issue senior notes from time to time as part of our capital management strategy.

We use derivative and nonderivative financial instruments in the management of our exposure to fluctuations in foreign currency exchange rates and interest rates on certain long-term debt. See Note 4 to our consolidated financial statements for further discussion of these financial instruments.
Share Repurchases
In February 2019, our Board of Directors authorized $15.0 billion in share repurchases, of which approximately $7.7 billion remained available as of August 2, 2020. In the first six months of fiscal 2020, we had cash payments of $791 million for repurchases of our common stock through open market purchases. On March 13, 2020, we suspended our share repurchases until such time as we deem appropriate.
Cash Flows Summary
Operating Activities. Cash flow generated from operations provides us with a significant source of liquidity. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for products and services, associate compensation, operations, and occupancy costs.
Cash provided by or used in operating activities is also subject to changes in working capital. Working capital at any point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
Net cash provided by operating activities increased $6.3 billion in the first six months of fiscal 2020 compared to the first six months of fiscal 2019 and was primarily driven by an increase in net earnings and changes in working capital associated with accounts payable and accrued expenses and merchandise inventories.
Investing Activities. Cash used in investing activities decreased by $229 million in the first six months of fiscal 2020 compared to the first six months of fiscal 2019, primarily the result of capital expenditures from the continuation of our strategic investments in our business of $1.0 billion during the first six months of fiscal 2020 compared to $1.2 billion of capital expenditures in the first six months of fiscal 2019.

Financing Activities. Cash used in financing activities in the first six months of fiscal 2020 primarily reflected $5.0 billion of net proceeds from long-term debt, partially offset by $3.2 billion of cash dividends paid, $1.8 billion of repayments of long-term debt, $974 million of net repayments of short-term debt, and $791 million of share repurchases prior to our suspension of share repurchases in March 2020.
Cash used in financing activities in the first six months of fiscal 2019 primarily reflected $3.0 billion of cash dividends paid, $2.6 billion of share repurchases, $1.3 billion of net repayments of short-term debt, and $1.0 billion of net repayments of long-term debt, partially offset by $1.4 billion of net proceeds from long-term debt.

Critical Accounting Policies
There were no changes during the first six months of fiscal 2020 to our critical accounting policies as disclosed in the 2019 Form 10-K. Our significant accounting policies are disclosed in Note 1 to our consolidated financial statements.

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

Item 4. Controls and Procedures.
Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) and concluded that our disclosure controls and procedures were effective as of August 2, 2020.
During the second quarter of fiscal 2020, we temporarily suspended physical inventory counts in our stores as a result of COVID-19. To account for the impact of uncounted stores, we have assessed our current inventory shrink reserve methodology and have updated the reserve based upon historical results. We intend to resume physical inventory counts as soon as reasonably practicable.
There were no other changes in our internal control over financial reporting during the fiscal quarter ended August 2, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Due to numerous uncertainties and factors beyond our control, we are unable to predict the impact that COVID-19 will have going forward on our business, results of operations, cash flows, and financial condition. These factors and uncertainties include, but are not limited to:
•the severity and duration of the pandemic, including whether there are additional “waves” or other continued periods of increases or spikes in the number of COVID-19 cases in future periods in areas in which we operate;
•the rapidly changing and fluid circumstances caused by the pandemic and our ability to respond quickly enough or appropriately to those circumstances;
•the duration and degree of governmental, business or other actions in response to the pandemic, including but not limited to quarantine or shelter-in-place measures and other governmental orders; restrictions on our operations up to and including complete or partial closure of our stores, facilities and distribution centers; economic measures; access to unemployment compensation; fiscal policy changes; or additional measures that may yet be effected;
•the health of, and effect of the pandemic on, our associates and our ability to maintain staffing needs to effectively operate our business;
•evolving macroeconomic factors, including general economic uncertainty, unemployment rates, and recessionary pressures;
•the impact of the pandemic and related economic uncertainty on consumer confidence, economic well-being, spending, and shopping behaviors, both during and after the pandemic;
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
•the incremental costs of doing business during and/or after the pandemic;
•volatility in the credit and financial markets during and after the pandemic;
•the potential effects on our internal control environment and data security as a result of changes to a remote work environment;
•the impact of regulatory and judicial changes in liability for workers’ compensation;
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
In addition to the factors above, the COVID-19 pandemic has subjected our business to a number of risks, including, but not limited to those discussed below:
Associate and Customer Safety-Related Risks. In response to the COVID-19 pandemic, we have taken a number of actions across our business to help protect our associates, customers, and others in the communities we serve. These measures include, among other things, adjusted store hours; increased cleaning and sanitizing measures; limits on customer traffic in stores to maintain physical and social distancing protocols; other physical and social distancing efforts such as markings on floors, signage, plexiglass shields and mask requirements; providing masks and thermometers to associates in stores and distribution centers; instituting curbside pickup from stores; and cancellation or modification of certain annual merchandising events to avoid driving additional footsteps to stores that might undermine our efforts to prioritize safety. In certain jurisdictions, we temporarily ceased sales or delayed commencement of certain in-home services deemed non-essential, and we may have to do so in other jurisdictions. Several of these actions adversely impacted our sales, and they may continue to do so going forward. We have also taken other steps to support our associates, including expanding our paid time off policy to help alleviate some of the challenges our associates are facing as a result of COVID-19; instituting weekly bonuses for hourly associates in our stores and distribution centers; temporarily providing double pay for overtime worked; and expanding dependent care benefits. The actions that we have taken in response to the pandemic have resulted in significant incremental costs, and we expect that we will continue to incur additional costs due to the pandemic going forward, which in turn will have an adverse impact on our results of operations.
The health and safety of our associates and customers are of primary concern to our management team. However, due to the unpredictable nature of COVID-19 and the consequences of our actions, we may see unexpected outcomes from our added safety measures. For example, if we do not respond appropriately to the pandemic, or if our customers do not participate in social distancing and other safety measures, the well-being of our associates and customers could be at risk. Furthermore, any failure to appropriately respond, or the perception of an inadequate response, could cause reputational harm to our brand and/or subject us to claims and litigation from associates, customers, suppliers, regulators or other third parties. Additionally, we have faced, and may continue to face, periodic labor shortages at our stores and facilities due to COVID-19, which can result in modifications to our operations including temporary closures and negatively impact our business, costs and results of operations.
Additionally, some jurisdictions have taken measures intended to expand the availability of workers’ compensation or to change the presumptions applicable to workers compensation measures. These actions may increase our exposure to workers’ compensation claims and increase our cost of insurance.
Information Technology-Related Risks. As a result of the pandemic and related quarantines, shelter-in-place orders, and similar restrictions, we have experienced increased demand for online purchases of products. While we have managed this increased volume to date without interruption, there are no assurances that we will continue to be able to do so. We have also had to rapidly modify certain technology to support our interconnected offerings in connection with the pandemic, such as the addition of curbside pickup. Disruptions, failures or other performance issues with our customer-facing technology systems, either due to the increased volume or other factors, could impair the benefits they provide, adversely impact our sales, and negatively affect our relationship with our customers. In addition, as more business activities have shifted online due to COVID-19 restrictions, and as many of our store support associates are working remotely, we face an increased risk due to the potential failure of internal or external information technology infrastructure as well as increased cybersecurity threats and attempts to breach our security networks.
Supply Chain-Related Risks. Circumstances related to the COVID-19 pandemic have significantly impacted the global supply chain, with restrictions and limitations on business activities and impacts of COVID-19 outbreaks on labor supply causing disruptions and delays. These disruptions and delays, which may expand depending on the progression of the pandemic, are placing strain on the domestic and international supply chain, which has affected and could continue to negatively affect the flow or availability of certain products. Customer demand for certain products has also fluctuated as the pandemic has progressed and customer behaviors have changed, which has challenged our ability to anticipate and/or adjust inventory levels to meet that demand. These factors have resulted in higher out-of-stock inventory positions in certain products as well as delays in delivering those products to our distribution centers, stores or customers. Even if we are able to find alternate sources for certain products, they may cost more or require us to incur higher transportation costs, which could adversely impact our profitability and financial condition. Similarly, increased demand for online purchases of products has impacted our fulfillment operations, resulting in delays in delivering products to customers. The operation of our distribution and fulfillment centers is crucial to our business operations. We have experienced, and may continue to experience, labor shortages at and temporary closures of some of our distribution and fulfillment centers, and any such labor shortages or closures, whether temporary or sustained, may adversely impact the flow or availability of products to our stores and customers. Any of these circumstances could impair our ability to meet customer demand for products and result in lost sales, increased supply chain costs, or damage to our reputation.
Financial and Liquidity Risks. In an effort to strengthen our liquidity position while navigating the COVID-19 pandemic, we took proactive steps during the first quarter of fiscal 2020, including suspending our share repurchases, expanding our commercial paper program and related revolving credit facility capacity, and issuing $5 billion of long-term notes. The increased debt levels have increased our interest expense costs. Further, the financial and credit markets have experienced and may continue to experience significant volatility and turmoil. Our continued access to external sources of liquidity depends on multiple factors, including the condition of debt capital markets, our operating performance, and maintaining strong credit ratings. If the impacts of the pandemic continue to create severe disruptions or turmoil in the financial markets, or if rating agencies lower our credit ratings, it could adversely affect our ability to access the debt markets, our cost of funds, and other terms for new debt or other sources of external liquidity. Additionally, changes in our capital allocation strategy could have adverse impacts, both short- and long-term, on our results of operations and financial position. Suspension of our share repurchases impacts our earnings per share and return on invested capital, which in turn could adversely impact our stock price. While not contemplated at this time, any potential suspension or reduction in our dividend declaration could have an adverse impact on investor perception and our stock price.
To the extent the COVID-19 pandemic continues to adversely affect the U.S. and global economy and/or to adversely affect our business, results of operations, cash flows, or financial condition, it may also have the effect of heightening other risks described in the “Risk Factors” section in our 2019 Form 10-K and other SEC filings, including but not limited to those related to consumer behavior and expectations, competition, brand reputation, implementation of strategic initiatives, cybersecurity threats, technology systems disruption, supply chain disruptions, labor availability and cost, litigation, and regulatory requirements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The number and average price of shares purchased in each fiscal month of the second quarter of fiscal 2020 follow:

Period	Total Number of Shares Purchased (1) (3)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
May 4, 2020 – May 31, 2020	6,779	$235.91	—	$7,680,368,043
June 1, 2020 – June 28, 2020	1,345	247.18	—	7,680,368,043
June 29, 2020 – August 2, 2020	710	256.49	—	7,680,368,043
Total	8,834	239.28	—
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
(2) In February 2019, our Board of Directors authorized $15.0 billion in share repurchases that replaced the previous authorization. The authorization does not have a prescribed expiration date.
(3) On March 13, 2020, we suspended our share repurchases until such time as we deem appropriate.
Sales of Unregistered Securities
During the second quarter of fiscal 2020, we issued 2,818 deferred stock units under the Home Depot, Inc. Non-employee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of the SEC’s Regulation D thereunder. The deferred stock units were credited to the accounts of those non-employee directors who elected to receive all or a portion of board retainers in the form of deferred stock units instead of cash during the second quarter of fiscal 2020. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.
During the second quarter of fiscal 2020, we credited 990 deferred stock units to participant accounts under the Restoration Plan pursuant to an exemption from the registration requirements of the Securities Act for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.
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
Craig A. Menear, Chairman, Chief Executive Officer and President

/s/ RICHARD V. MCPHAIL
Richard V. McPhail, Executive Vice President and Chief Financial Officer

/s/ STEPHEN L. GIBBS
Stephen L. Gibbs, Vice President, Chief Accounting Officer and Corporate Controller

Date:	August 24, 2020