Form 10-Q
period 2020-11-01
HOME DEPOT, INC.
filed 2020-11-24
CIK 354950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2020
or
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
1,076,600,781 shares of common stock, $0.05 par value, outstanding as of November 17, 2020

i

COMMONLY USED OR DEFINED TERMS

Term	Definition
ASU	Accounting Standards Update
Comparable sales	As defined in the Results of Operations and Non-GAAP Financial Measures section of MD&A
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
fiscal 2019	Fiscal year ended February 2, 2020
fiscal 2020	Fiscal year ending January 31, 2021
fiscal 2021	Fiscal year ending January 30, 2022
GAAP	U.S. generally accepted accounting principles
HD Supply	HD Supply Holdings, Inc.
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MRO	Maintenance, repair and operations
NOPAT	Net operating profit after tax
Restoration Plan	Home Depot FutureBuilder Restoration Plan
ROIC	Return on invested capital
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SG&A	Selling, general and administrative
2019 Form 10-K	Annual Report on Form 10-K for fiscal 2019 as filed with the SEC on March 25, 2020
ii

FORWARD-LOOKING STATEMENTS
Certain statements contained herein, as well as in other filings we make with the SEC and other written and oral information we release, regarding our future performance constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may relate to, among other things, the impact of the COVID-19 pandemic on our business, results of operations, cash flows and financial condition (which, among other things, may affect many of the items listed below); the demand for our products and services; net sales growth; comparable sales; effects of competition; implementation of store, interconnected retail, supply chain and technology initiatives; inventory and in-stock positions; state of the economy; state of the housing and home improvement markets; state of the credit markets, including mortgages, home equity loans, and consumer credit; impact of tariffs; issues related to the payment methods we accept; demand for credit offerings; management of relationships with our associates, suppliers and vendors; international trade disputes, natural disasters, public health issues (including pandemics and related quarantines, shelter-in-place and other governmental orders, and similar restrictions), and other business interruptions that could disrupt supply or delivery of, or demand for, the Company’s products or services; continuation of share repurchases; net earnings performance; earnings per share; dividend targets; capital allocation and expenditures; liquidity; return on invested capital; expense leverage; stock-based compensation expense; commodity price inflation and deflation; the ability to issue debt on terms and at rates acceptable to us; the impact and expected outcome of investigations, inquiries, claims, and litigation; the effect of accounting charges; the effect of adopting certain accounting standards; the impact of regulatory changes; store openings and closures; financial outlook; successful closing of the HD Supply acquisition; and the integration of acquired companies into our organization and the ability to recognize the anticipated synergies and benefits of those acquisitions.
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

iii

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
THE HOME DEPOT, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

in millions, except per share data	November 1, 2020	February 2, 2020
Assets
Current assets:
Cash and cash equivalents	$14,652	$2,133
Receivables, net	2,666	2,106
Merchandise inventories	16,155	14,531
Other current assets	1,032	1,040
Total current assets	34,505	19,810
Net property and equipment	23,848	22,770
Operating lease right-of-use assets	5,433	5,595
Goodwill	2,236	2,254
Other assets	897	807
Total assets	$66,919	$51,236

Liabilities and Stockholders' Equity
Current liabilities:
Short-term debt	$—	$974
Accounts payable	12,899	7,787
Accrued salaries and related expenses	2,176	1,494
Sales taxes payable	861	605
Deferred revenue	2,664	2,116
Current installments of long-term debt	2,491	1,839
Current operating lease liabilities	842	828
Other accrued expenses	3,462	2,732
Total current liabilities	25,395	18,375
Long-term debt, excluding current installments	32,831	28,670
Long-term operating lease liabilities	4,880	5,066
Other long-term liabilities	2,278	2,241
Total liabilities	65,384	54,352

Common stock, par value $0.05; authorized: 10,000 shares; issued: 1,788 shares at November 1, 2020 and 1,786 shares at February 2, 2020; outstanding: 1,076 shares at November 1, 2020 and 1,077 shares at February 2, 2020	89	89
Paid-in capital	11,312	11,001
Retained earnings	56,892	51,729
Accumulated other comprehensive loss	(965)	(739)
Treasury stock, at cost, 712 shares at November 1, 2020 and 709 shares at February 2, 2020	(65,793)	(65,196)
Total stockholders’ equity (deficit)	1,535	(3,116)
Total liabilities and stockholders’ equity	$66,919	$51,236
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
in millions, except per share data	November 1, 2020	November 3, 2019	November 1, 2020	November 3, 2019
Net sales	$33,536	$27,223	$99,849	$84,443
Cost of sales	22,080	17,836	65,827	55,607
Gross profit	11,456	9,387	34,022	28,836
Operating expenses:
Selling, general and administrative	6,076	4,942	18,260	14,926
Depreciation and amortization	528	498	1,567	1,470
Total operating expenses	6,604	5,440	19,827	16,396
Operating income	4,852	3,947	14,195	12,440
Interest and other (income) expense:
Interest and investment income	(11)	(22)	(37)	(56)
Interest expense	340	302	1,010	892
Interest and other, net	329	280	973	836
Earnings before provision for income taxes	4,523	3,667	13,222	11,604
Provision for income taxes	1,091	898	3,213	2,843
Net earnings	$3,432	$2,769	$10,009	$8,761

Basic weighted average common shares	1,073	1,089	1,074	1,096
Basic earnings per share	$3.20	$2.54	$9.32	$7.99

Diluted weighted average common shares	1,078	1,094	1,078	1,100
Diluted earnings per share	$3.18	$2.53	$9.28	$7.96
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
in millions	November 1, 2020	November 3, 2019	November 1, 2020	November 3, 2019
Net earnings	$3,432	$2,769	$10,009	$8,761
Other comprehensive income (loss):
Foreign currency translation adjustments	46	(23)	(232)	(7)
Cash flow hedges, net of tax	1	(2)	6	4
Other	—	—	—	5
Total other comprehensive income (loss)	47	(25)	(226)	2
Comprehensive income	$3,479	$2,744	$9,783	$8,763
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended		Nine Months Ended
in millions	November 1, 2020	November 3, 2019	November 1, 2020	November 3, 2019
Common Stock:
Balance at beginning of period	$89	$89	$89	$89
Shares issued under employee stock plans	—	—	—	—
Balance at end of period	89	89	89	89

Paid-in Capital:
Balance at beginning of period	11,228	10,777	11,001	10,578
Shares issued under employee stock plans	16	20	89	79
Stock-based compensation expense	68	50	222	190
Repurchases of common stock	—	(100)	—	(100)
Balance at end of period	11,312	10,747	11,312	10,747

Retained Earnings:
Balance at beginning of period	55,074	49,446	51,729	46,423
Cumulative effect of accounting changes	—	—	—	26
Net earnings	3,432	2,769	10,009	8,761
Cash dividends	(1,614)	(1,486)	(4,837)	(4,477)
Other	—	—	(9)	(4)
Balance at end of period	56,892	50,729	56,892	50,729

Accumulated Other Comprehensive Income (Loss):
Balance at beginning of period	(1,012)	(776)	(739)	(772)
Cumulative effect of accounting change	—	—	—	(31)
Foreign currency translation adjustments	46	(23)	(232)	(7)
Cash flow hedges, net of tax	1	(2)	6	4
Other	—	—	—	5
Balance at end of period	(965)	(801)	(965)	(801)

Treasury Stock:
Balance at beginning of period	(65,793)	(60,696)	(65,196)	(58,196)
Repurchases of common stock	—	(1,150)	(597)	(3,650)
Balance at end of period	(65,793)	(61,846)	(65,793)	(61,846)
Total stockholders' equity (deficit)	$1,535	$(1,082)	$1,535	$(1,082)
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
in millions	November 1, 2020	November 3, 2019
Cash Flows from Operating Activities:
Net earnings	$10,009	$8,761
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization	1,853	1,701
Stock-based compensation expense	234	197
Changes in receivables, net	(580)	(298)
Changes in merchandise inventories	(1,718)	(1,788)
Changes in other current assets	12	(152)
Changes in accounts payable and accrued expenses	6,555	1,745
Changes in deferred revenue	549	340
Changes in income taxes payable	530	116
Changes in deferred income taxes	(86)	107
Other operating activities	57	64
Net cash provided by operating activities	17,415	10,793

Cash Flows from Investing Activities:
Capital expenditures	(1,503)	(1,891)
Proceeds from sales of property and equipment	55	21
Other investing activities	(3)	(10)
Net cash used in investing activities	(1,451)	(1,880)

Cash Flows from Financing Activities:
Repayments of short-term debt, net	(974)	(644)
Proceeds from long-term debt, net of discounts and premiums	4,960	1,404
Repayments of long-term debt	(1,836)	(1,046)
Repurchases of common stock	(791)	(3,909)
Proceeds from sales of common stock	185	185
Cash dividends	(4,837)	(4,477)
Other financing activities	(132)	(120)
Net cash used in financing activities	(3,425)	(8,607)
Change in cash and cash equivalents	12,539	306
Effect of exchange rate changes on cash and cash equivalents	(20)	109
Cash and cash equivalents at beginning of period	2,133	1,778
Cash and cash equivalents at end of period	$14,652	$2,193

Supplemental Disclosures:
Cash paid for interest, net of interest capitalized	$986	$910
Cash paid for income taxes	2,681	2,660
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
Impact of COVID-19
The outbreak of the novel coronavirus COVID-19, which was declared a global pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the U.S. and global economies and has impacted and continues to impact our supply chain, operations, and customer demand. Even though the Company has taken measures to adapt to operating in this challenging environment, the pandemic could further affect our operations and the operations of our suppliers and vendors as a result of additional shelter-in-place and other governmental orders, facility closures, travel and logistics restrictions, and other factors as circumstances continue to evolve.
In response to COVID-19, we expanded our associate pay and benefits through the third quarter of fiscal 2020 to provide additional paid time off, weekly bonuses and other benefits. These expanded pay and benefits are included in SG&A in the Consolidated Statements of Earnings and resulted in $354 million of additional expense for the third quarter of fiscal 2020 and $1.7 billion of additional expense for the first nine months of fiscal 2020. As of November 1, 2020, there were $311 million of additional expense included in accrued salaries and related expenses in the Consolidated Balance Sheets related to these expanded pay and benefits.
Also in response to COVID-19, in March 2020 we took steps to further solidify our liquidity position by expanding our commercial paper program and corresponding revolving credit facility capacity, as well as issuing senior notes. See Note 4 for further discussion.
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

2.NET SALES
No sales to an individual customer accounted for more than 10% of our net sales during the three and nine months ended November 1, 2020 and November 3, 2019. Net sales, classified by geography, follow:

	Three Months Ended		Nine Months Ended
in millions	November 1, 2020	November 3, 2019	November 1, 2020	November 3, 2019
Net sales – in the U.S.	$30,845	$24,995	$92,468	$77,634
Net sales – outside the U.S.	2,691	2,228	7,381	6,809
Net sales	$33,536	$27,223	$99,849	$84,443

Net sales by products and services follow:

	Three Months Ended		Nine Months Ended
in millions	November 1, 2020	November 3, 2019	November 1, 2020	November 3, 2019
Net sales – products	$32,312	$25,887	$96,607	$80,599
Net sales – services	1,224	1,336	3,242	3,844
Net sales	$33,536	$27,223	$99,849	$84,443

Major product lines and the related merchandising departments (and related services) follow:

Major Product Line	Merchandising Departments
Building Materials	Building Materials, Electrical/Lighting, Lumber, Millwork, and Plumbing
Décor	Appliances, Décor/Storage, Flooring, Kitchen and Bath, and Paint
Hardlines	Hardware, Indoor Garden, Outdoor Garden, and Tools

Net sales by major product lines (and related services) follow:

	Three Months Ended		Nine Months Ended
in millions	November 1, 2020	November 3, 2019	November 1, 2020	November 3, 2019
Building Materials	$12,594	$10,299	$34,966	$30,198
Décor	11,213	9,383	32,309	28,178
Hardlines	9,729	7,541	32,574	26,067
Net sales	$33,536	$27,223	$99,849	$84,443

3.PROPERTY AND LEASES
Net Property and Equipment
Net property and equipment includes accumulated depreciation and amortization of $23.5 billion as of November 1, 2020 and $22.1 billion as of February 2, 2020.
Leases
We lease certain retail locations, office space, warehouse and distribution space, equipment, and vehicles. We consider various factors such as market conditions and the terms of any renewal options that may exist to determine whether we will renew or replace the lease. A substantial majority of our leases have remaining lease terms of one to 20 years, typically with the option to extend the leases for up to five years. Some of our leases may include the option to terminate in less than five years. In the event we are reasonably certain to exercise the option to extend or early terminate a lease at commencement, we will include the respective terms in the related lease assets and liabilities. Real estate taxes, insurance, maintenance, and operating expenses applicable to the leased property are generally our obligations under our lease agreements.
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
The Consolidated Balance Sheet location of assets and liabilities related to operating and finance leases follow:

in millions	Consolidated Balance Sheet Caption	November 1, 2020	February 2, 2020
Assets:
Operating lease assets	Operating lease right-of-use assets	$5,433	$5,595
Finance lease assets (1)	Net property and equipment	2,471	934
Total lease assets		$7,904	$6,529

Liabilities:
Current:
Operating lease liabilities	Current operating lease liabilities	$842	$828
Finance lease liabilities	Current installments of long-term debt	143	84
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	4,880	5,066
Finance lease liabilities	Long-term debt, excluding current installments	2,590	1,081
Total lease liabilities		$8,455	$7,059
—————
(1) Finance lease assets are recorded net of accumulated amortization of $755 million as of November 1, 2020 and $644 million as of February 2, 2020.

The components of lease cost follow:

		Three Months Ended		Nine Months Ended
in millions	Consolidated Statement of Earnings Caption	November 1, 2020	November 3, 2019	November 1, 2020	November 3, 2019
Operating lease cost	Selling, general and administrative	$198	$211	$586	$626
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	46	21	113	64
Interest on lease liabilities	Interest expense	29	23	81	69
Short-term lease cost	Selling, general and administrative	17	30	54	73
Variable lease cost	Selling, general and administrative	76	53	202	175
Sublease income	Selling, general and administrative	(2)	(3)	(9)	(10)
Net lease cost		$364	$335	$1,027	$997

The discount rate used to calculate the present value of lease payments is the rate implicit in the lease, when readily determinable. As the rate implicit in the lease is rarely readily determinable, we use a secured incremental borrowing rate as the discount rate for the present value of lease payments. We determine a secured rate on a quarterly basis and update the weighted average discount rate accordingly. Lease terms and discount rates follow:

	November 1, 2020	February 2, 2020
Weighted Average Remaining Lease Term (Years):
Operating leases	10	10
Finance leases	15	12

Weighted Average Discount Rate:
Operating leases	3.0%	3.1%
Finance leases	5.5%	10.4%

The approximate future minimum lease payments under operating and finance leases as of November 1, 2020 follow:

in millions	Operating Leases	Finance Leases
Fiscal 2020	$243	$62
Fiscal 2021	958	257
Fiscal 2022	855	259
Fiscal 2023	754	254
Fiscal 2024	647	253
Thereafter	3,200	2,518
Total lease payments	6,657	3,603
Less imputed interest	935	870
Present value of lease liabilities	$5,722	$2,733
—————
Note: Future minimum lease payments do not include approximately $900 million of leases (undiscounted basis) that have not yet commenced. These leases will commence primarily between the remainder of fiscal 2020 and fiscal 2021 with lease terms of up to 20 years.

Other lease information follows:

	Nine Months Ended
in millions	November 1, 2020	November 3, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$761	$750
Operating cash flows - finance leases	81	69
Financing cash flows - finance leases	87	46
Lease assets obtained in exchange for new operating lease liabilities	500	589
Lease assets obtained in exchange for new finance lease liabilities	1,662	101

4.DEBT AND DERIVATIVE INSTRUMENTS
Short-Term Debt
In March 2020, we expanded our commercial paper programs from $3.0 billion to $6.0 billion. All of our short-term borrowings in the first nine months of fiscal 2020 were under these commercial paper programs, and the maximum amount outstanding at any time was $1.0 billion. In connection with these programs, we have back-up credit facilities with a consortium of banks for borrowings of up to $6.5 billion, which consist of (1) a 364-day $3.5 billion credit facility that was entered into in March 2020 in connection with our expanded commercial paper program and is scheduled to expire in March 2021, (2) a five-year $2.0 billion credit facility scheduled to expire in December 2022, and (3) a 364-day $1.0 billion credit facility scheduled to expire in December 2020. At November 1, 2020, there were no outstanding borrowings under our commercial paper programs.
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
•Issuance costs for the March 2020 issuance totaled $36 million. The net proceeds of the March 2020 issuance were used for general corporate purposes, which included the repayment of outstanding senior notes that matured in June 2020 and the early repayment of outstanding senior notes that had a maturity date in September 2020.
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
We had outstanding interest rate swap agreements with combined notional amounts of $3.2 billion at November 1, 2020 and $2.1 billion at February 2, 2020. These agreements were accounted for as fair value hedges that swap fixed for variable rate interest to hedge changes in the fair values of certain senior notes. The fair values of these agreements were $176 million at November 1, 2020 and $120 million at February 2, 2020.
At November 1, 2020 and February 2, 2020, we had outstanding foreign currency forward contracts accounted for as cash flow hedges, which hedge the variability of forecasted cash flows associated with certain payments made in our foreign operations. The notional amounts and the fair values of these contracts were not material.
At February 2, 2020, we had outstanding foreign currency forward contracts accounted for as net investment hedges, with a combined notional amount of $1.2 billion. These agreements hedged against foreign currency exposure on our net investment in certain subsidiaries. At February 2, 2020, the fair values of these contracts were not material. These foreign currency forward contracts settled during the first quarter of fiscal 2020, resulting in an immaterial gain.
In addition to our forward contracts, we also hedge a portion of our foreign currency risk by designating nonderivative foreign-currency-denominated intercompany debt as hedges of our net investment in certain of our foreign operations. As of November 1, 2020, we had outstanding intercompany debt instruments with a combined notional value of $1.2 billion that were designated as hedges of our net investment in our foreign operations. For the three and nine months ended November 1, 2020, $8 million of foreign currency losses and $15 million of foreign currency gains associated with this debt, respectively, were recorded as foreign currency translation adjustments in accumulated other comprehensive income (loss). As of February 2, 2020, the notional value of our nonderivative hedges and related foreign currency translation adjustments were immaterial.
We generally enter into master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit our credit risk, we enter into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain derivative instruments exceeds or falls below contractually established thresholds. Derivative assets and derivative liabilities are presented at their gross fair values in the Consolidated Balance Sheets. As of November 1, 2020, the cash collateral received by the Company related to derivative instruments under our collateral security arrangements was $141 million, which was recorded in other current liabilities in the Consolidated Balance Sheets. We did not receive any cash collateral as of February 2, 2020 or have any cash collateral posted with counterparties as of November 1, 2020 or February 2, 2020.

5. STOCKHOLDERS' EQUITY
Stock Rollforward
A reconciliation of the number of shares of our common stock and dividends per share follows:

shares in millions	Three Months Ended		Nine Months Ended
	November 1, 2020	November 3, 2019	November 1, 2020	November 3, 2019
Common stock:
Balance at beginning of period	1,788	1,785	1,786	1,782
Shares issued under employee stock plans	—	—	2	3
Balance at end of period	1,788	1,785	1,788	1,785
Treasury stock:
Balance at beginning of period	(712)	(689)	(709)	(677)
Repurchases of common stock	—	(6)	(3)	(18)
Balance at end of period	(712)	(695)	(712)	(695)
Shares outstanding at end of period	1,076	1,090	1,076	1,090

Cash dividends per share	$1.50	$1.36	$4.50	$4.08

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities that are measured at fair value on a recurring basis follow:

	Fair Value at November 1, 2020 Using			Fair Value at February 2, 2020 Using
in millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative agreements – assets	$—	$207	$—	$—	$133	$—
Derivative agreements – liabilities	—	(31)	—	—	—	—
Total	$—	$176	$—	$—	$133	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The carrying amounts of cash and cash equivalents, receivables, short-term debt, and accounts payable approximate fair value due to the short-term maturities of these financial instruments.
Long-lived assets and other intangible assets are subject to nonrecurring fair value measurement for the assessment of impairment or as the result of business acquisitions. During the third quarter of fiscal 2020, we completed our annual assessment of the recoverability of goodwill for our U.S., Canada and Mexico reporting units based on qualitative factors. As part of this analysis, we assessed the current environment to determine if there were any indicators of impairment as a result of the operating conditions resulting from COVID-19 or otherwise and concluded that while there have been events and circumstances in the macro-environment that have impacted us, we have not experienced any entity-specific indicators of impairment of goodwill or other indefinite-lived intangibles that would require us to perform a quantitative impairment assessment.

Including goodwill as described above, we did not have any material assets or liabilities that were measured at fair value on a nonrecurring basis as of November 1, 2020 or February 2, 2020.
The aggregate fair values and carrying values of our senior notes follow:

	November 1, 2020		February 2, 2020
in millions	Fair Value (Level 1)	Carrying Value	Fair Value (Level 1)	Carrying Value
Senior notes	$39,398	$32,589	$34,102	$29,344

7. WEIGHTED AVERAGE COMMON SHARES
The reconciliation of our basic to diluted weighted average common shares follows:

	Three Months Ended		Nine Months Ended
in millions	November 1, 2020	November 3, 2019	November 1, 2020	November 3, 2019
Basic weighted average common shares	1,073	1,089	1,074	1,096
Effect of potentially dilutive securities	5	5	4	4
Diluted weighted average common shares	1,078	1,094	1,078	1,100

Anti-dilutive securities excluded from diluted weighted average common shares	—	—	—	—

8. COMMITMENTS AND CONTINGENCIES
We are involved in litigation arising in the normal course of business. In management’s opinion, any such litigation is not expected to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

9.SUBSEQUENT EVENTS

On November 16, 2020, we announced that we have entered into a definitive agreement to acquire HD Supply, a leading national distributor of MRO products in the multi-family and hospitality sectors. Under the terms of the merger agreement, a subsidiary of Home Depot will commence a cash tender offer to purchase all outstanding shares of HD Supply common stock for $56 per share, for a total enterprise value (including net cash) of approximately $8 billion. The completion of the acquisition is subject to customary closing conditions, including regulatory approvals and the tender of a majority of the shares of HD Supply common stock then outstanding (on a fully diluted basis), and is expected to be completed during our fiscal fourth quarter, which ends on January 31, 2021. The transaction is expected to be funded through cash on hand and debt.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
The Home Depot, Inc.:
Results of Review of Interim Financial Information
We have reviewed the Consolidated Balance Sheet of The Home Depot, Inc. and its subsidiaries (the “Company”) as of November 1, 2020, the related Consolidated Statements of Earnings, Comprehensive Income, and Stockholders’ Equity for the three-month and nine-month periods ended November 1, 2020 and November 3, 2019, the related Consolidated Statements of Cash Flows for the nine-month periods ended November 1, 2020 and November 3, 2019, and the related notes (collectively, the “Consolidated Interim Financial Information”). Based on our reviews, we are not aware of any material modifications that should be made to the Consolidated Interim Financial Information for it to be in conformity with U.S. generally accepted accounting principles.
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
November 23, 2020

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Our MD&A includes the following sections:
•Executive Summary
•Results of Operations and Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Critical Accounting Policies
Executive Summary
Quarter to date and year to date highlights of our financial performance follow:

dollars in millions, except per share data	Three Months Ended		Nine Months Ended
	November 1, 2020	November 3, 2019	November 1, 2020	November 3, 2019
Net sales	$33,536	$27,223	$99,849	$84,443
Net earnings	3,432	2,769	10,009	8,761

Diluted earnings per share	$3.18	$2.53	$9.28	$7.96

Net cash provided by operating activities			$17,415	$10,793
Proceeds from long-term debt, net of discounts and premiums			4,960	1,404
Repayments of long-term debt			1,836	1,046
Repurchases of common stock			791	3,909
We reported net sales of $33.5 billion in the third quarter of fiscal 2020. Net earnings were $3.4 billion, or $3.18 per diluted share. For the first nine months of fiscal 2020, net sales were $99.8 billion and net earnings were $10.0 billion, or $9.28 per diluted share.
We opened one store in the U.S. and one store in Mexico during the third quarter of fiscal 2020, resulting in a total store count of 2,295 at the end of the quarter. As of November 1, 2020, a total of 309 of our stores, or 13.5%, were located in Canada and Mexico. For the third quarter of fiscal 2020, total sales per retail square foot were $552.85. Our inventory turnover ratio was 5.9 times, up from 5.0 times last year, driven by a significant increase in customer demand across all of our merchandising departments.
We generated $17.4 billion of cash flow from operations and issued $5.0 billion of long-term debt, net of discounts, during the first nine months of fiscal 2020. These funds, together with cash on hand, were used to pay $4.8 billion of dividends, repay an aggregate of $1.8 billion of senior notes that matured in June 2020 and that were scheduled to mature in September 2020, fund $1.5 billion in capital expenditures, repay $974 million of net short-term borrowings, and fund cash payments of $791 million for share repurchases before we suspended share repurchases in March 2020. In February 2020, we announced a 10% increase in our quarterly cash dividend to $1.50 per share.
Our ROIC for the trailing twelve-month period was 41.6% at the end of the third quarter of fiscal 2020 and 45.1% at the end of the third quarter of fiscal 2019. See the "Non-GAAP Financial Measures" section below for our definition and calculation of ROIC, as well as a reconciliation of NOPAT, a non-GAAP financial measure, to net earnings (the most comparable GAAP financial measure). The decrease in ROIC from the third quarter of fiscal 2019 primarily reflects our decision to temporarily enhance our liquidity position, including the suspension of share repurchases.
On November 16, 2020, we announced that we have entered into a definitive agreement to acquire HD Supply, a leading national distributor of MRO products in the multi-family and hospitality sectors. Under the terms of the merger agreement, a subsidiary of Home Depot will commence a cash tender offer to purchase all outstanding shares of HD Supply common stock for $56 per share, for a total enterprise value (including net cash) of approximately $8 billion. The completion of the acquisition is subject to customary closing conditions, including regulatory approvals and the tender of a majority of the shares of HD Supply common stock then outstanding (on a fully diluted basis), and is expected to be completed during our fiscal fourth quarter, which ends on January 31, 2021. The transaction is expected to be funded through cash on hand and debt.

COVID-19
The outbreak of the novel coronavirus COVID-19, which was declared a global pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the U.S. and global economies and has impacted and continues to impact our supply chain, operations, and customer demand. Even though the Company has taken measures to adapt to operating in this challenging environment, the pandemic could further affect our operations and the operations of our suppliers and vendors as a result of additional shelter-in-place or other governmental orders; restrictions and limitations on travel, logistics and other business activities; potential product and labor shortages; limitations on store or facility operations up to and including closures; and other governmental, business or consumer actions. As circumstances have evolved, our focus has been and continues to be on two key priorities: the safety and well-being of our associates and customers, and providing our customers and communities with the products and services that they need.
As we adapted to operations in a COVID-19 environment during fiscal 2020, we took a number of actions to promote social and physical distancing. At the beginning of the pandemic, we implemented a change to store operating hours, and we took measures to limit the number of customers in stores, which included canceling or modifying certain annual merchandising events and rolling out curbside pickup at our stores. We also shifted store support operations to remote or virtual. As we have continued to adapt and refine our approach, we have adjusted our response to reduce constriction and better manage growing demand in the stores, including adopting a more localized approach on limits to the number of customers in stores and expanding store hours while still focusing on promoting a safe shopping environment. In addition, masks or facial coverings are now required for all associates and customers in our U.S. stores and other facilities.
The impact of COVID-19 and the actions we have taken in response to it had varying effects on our results of operations throughout the first nine months of fiscal 2020. Overall we saw a significant acceleration in sales with strong performance across most of our departments during the first nine months of fiscal 2020. This acceleration in sales growth was due to customers’ focus on home improvement projects and repairs, which continued during the third quarter of fiscal 2020. As our customers continued to seek alternative methods for obtaining the products they needed, online sales grew by approximately 80% in the third quarter of fiscal 2020, and approximately 87% in the first nine months of fiscal 2020.
The increase in customer demand for certain products together with the impact of COVID-19 on our supply chain has put pressure on our ability to maintain inventory in-stock levels, particularly for certain high demand products. We have been able to mitigate some of the impact, however, due to the benefits from our strategic investments as well as through such actions as working cross-functionally and partnering with our suppliers to make real-time adjustments to our product assortments, introducing alternative products or reducing assortments to the most popular selections in certain product categories.
Given these ongoing demands and the complexity of the current environment, we have continued to focus on taking care of our associates by investing in additional pay and benefits, including expanded paid time off for all hourly associates to use at their discretion and the implementation of a temporary weekly bonus program. These enhanced pay and benefits resulted in additional expense of $354 million for the third quarter of fiscal 2020, and $1.7 billion for the first nine months of fiscal 2020, which increased SG&A in fiscal 2020 compared to fiscal 2019. To continue to support our associates we have announced that we have transitioned away from these temporary programs, and we are implementing permanent compensation enhancements for frontline, hourly associates. This will result in approximately $1 billion of incremental compensation expense on an annualized basis.
Although we cannot estimate the future impact of COVID-19, we believe our existing liquidity will be sufficient to continue to run our business effectively. We also believe that the investments we have made in recent years in our stores, interconnected and digital assets, associates, supply chain, and merchandising organization have allowed us to quickly adapt to shifts in customer needs and behaviors and the fluid circumstances created by COVID-19. We continue to actively monitor our business and operations and may take further actions as may be required by federal, state or local authorities or that we determine are in the best interests of our associates, customers, suppliers, vendors and shareholders.

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
Fiscal 2020 and Fiscal 2019 Three Month Comparisons

	Three Months Ended
	November 1, 2020		November 3, 2019
dollars in millions	$	% of Net Sales	$	% of Net Sales
Net sales	$33,536		$27,223
Gross profit	11,456	34.2%	9,387	34.5%
Operating expenses:
Selling, general and administrative	6,076	18.1	4,942	18.2
Depreciation and amortization	528	1.6	498	1.8
Total operating expenses	6,604	19.7	5,440	20.0
Operating income	4,852	14.5	3,947	14.5
Interest and other (income) expense:
Interest and investment income	(11)	—	(22)	(0.1)
Interest expense	340	1.0	302	1.1
Interest and other, net	329	1.0	280	1.0
Earnings before provision for income taxes	4,523	13.5	3,667	13.5
Provision for income taxes	1,091	3.3	898	3.3
Net earnings	$3,432	10.2%	$2,769	10.2%
—————
Note: Certain percentages may not sum to totals due to rounding.

	Three Months Ended
Selected financial and sales data:	November 1, 2020	November 3, 2019	% Change
Comparable sales (% change)	24.1%	3.6%	N/A
Comparable customer transactions (% change) (1)	13.0%	1.8%	N/A
Comparable average ticket (% change) (1)	10.0%	1.8%	N/A
Customer transactions (in millions) (1)	453.2	400.9	13.0%
Average ticket (1) (2)	$72.98	$66.36	10.0%
Sales per retail square foot (1) (3)	$552.85	$449.17	23.1%
Diluted earnings per share	$3.18	$2.53	25.7%
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
Net Sales. Net sales for the third quarter of fiscal 2020 increased 23.2% to $33.5 billion from $27.2 billion for the third quarter of fiscal 2019. The increase in net sales for the third quarter of fiscal 2020 primarily reflected the impact of positive comparable sales driven by an increase in comparable customer transactions and comparable average ticket. Online sales, which consist of sales generated online through our websites for products picked up at our stores or delivered to customer locations, represented 13.0% of net sales and grew by approximately 80% during the third quarter of fiscal 2020. The increase in online sales for the third quarter of fiscal 2020 was driven in large part by the impact of COVID-19, with customers continuing to turn online for their shopping needs. A stronger U.S. dollar negatively impacted sales growth by $99 million in the third quarter of fiscal 2020.
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
Total comparable sales increased 24.1% for the third quarter of fiscal 2020, reflecting a 10.0% increase in comparable average ticket and a 13.0% increase in comparable customer transactions. The increase in comparable sales reflected a number of factors, including increased consumer demand across our core categories and the execution of our strategic efforts to drive an enhanced interconnected experience in both the physical and digital worlds. The increase in comparable average ticket and comparable customer transactions was driven by strong customer traffic both physically and digitally, commodity price inflation primarily from lumber, and mix of product sold.
All of our merchandising departments posted double-digit positive comparable sales in the third quarter of fiscal 2020.
Gross Profit. Gross profit for the third quarter of fiscal 2020 increased 22.0% to $11.5 billion from $9.4 billion for the third quarter of fiscal 2019. Gross profit as a percentage of net sales, or gross profit margin, was 34.2% for the third quarter of fiscal 2020 compared to 34.5% for the third quarter of fiscal 2019. The decrease in gross profit margin was primarily driven by changes in the mix of products sold and pressure from shrink, offset slightly by the benefit of reduced promotional events during the quarter.
Operating Expenses. Our operating expenses are composed of SG&A and depreciation and amortization.
Selling, General & Administrative. SG&A for the third quarter of fiscal 2020 increased 22.9% to $6.1 billion from $4.9 billion for the third quarter of fiscal 2019. As a percentage of net sales, SG&A was 18.1% for the third quarter of fiscal 2020 compared to 18.2% for the third quarter of fiscal 2019. The decrease in SG&A as a percentage of sales was primarily driven by leverage resulting from a positive comparable sales environment, partially offset by an additional $354 million of expense related to the expansion of our associate pay and benefits as part of our COVID-19 response to support our associates and an additional $59 million of operational COVID-related expenses.
Depreciation and Amortization. Depreciation and amortization increased 6.0% to $528 million for the third quarter of fiscal 2020 from $498 million for the third quarter of fiscal 2019. As a percentage of net sales, depreciation and amortization was 1.6% for the third quarter of fiscal 2020 compared to 1.8% for the third quarter of fiscal 2019. The decrease in depreciation and amortization as a percentage of net sales primarily reflected leverage resulting from a positive comparable sales environment and timing of asset additions, partially offset by strategic investments in the business.
Interest and Other, net. Interest and other, net, was $329 million for the third quarter of fiscal 2020 compared to $280 million for the third quarter of fiscal 2019. Interest and other, net, as a percentage of net sales was 1.0% for the third quarter of both fiscal 2020 and fiscal 2019, and primarily reflected higher interest expense resulting from higher debt balances offset by leverage resulting from a positive comparable sales environment.
Provision for Income Taxes. Our combined effective income tax rate was 24.1% for the third quarter of fiscal 2020 compared to 24.5% for the third quarter of fiscal 2019.
Diluted Earnings per Share. Diluted earnings per share were $3.18 for the third quarter of fiscal 2020 compared to $2.53 for the third quarter of fiscal 2019. The increase in diluted earnings per share for the third quarter of fiscal 2020 reflected the impact of a positive comparable sales environment, partially offset by the additional expenses incurred in response to COVID-19.

Fiscal 2020 and Fiscal 2019 Nine Month Comparisons

	Nine Months Ended
	November 1, 2020		November 3, 2019
dollars in millions	$	% of Net Sales	$	% of Net Sales
Net sales	$99,849		$84,443
Gross profit	34,022	34.1%	28,836	34.1%
Operating expenses:
Selling, general and administrative	18,260	18.3	14,926	17.7
Depreciation and amortization	1,567	1.6	1,470	1.7
Total operating expenses	19,827	19.9	16,396	19.4
Operating income	14,195	14.2	12,440	14.7
Interest and other (income) expense:
Interest and investment income	(37)	—	(56)	(0.1)
Interest expense	1,010	1.0	892	1.1
Interest and other, net	973	1.0	836	1.0
Earnings before provision for income taxes	13,222	13.2	11,604	13.7
Provision for income taxes	3,213	3.2	2,843	3.4
Net earnings	$10,009	10.0%	$8,761	10.4%
—————
Note: Certain percentages may not sum to totals due to rounding.

	Nine Months Ended
Selected financial and sales data:	November 1, 2020	November 3, 2019	% Change
Comparable sales (% change)	18.3%	3.0%	N/A
Comparable customer transactions (% change) (1)	7.4%	1.1%	N/A
Comparable average ticket (% change) (1)	10.3%	1.9%	N/A
Customer transactions (in millions) (1)	1,339.5	1,246.4	7.5%
Average ticket (1) (2)	$73.90	$67.00	10.3%
Sales per retail square foot (1) (3)	$549.26	$464.68	18.2%
Diluted earnings per share	$9.28	$7.96	16.6%
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
Net Sales. For the first nine months of fiscal 2020, net sales increased 18.2% to $99.8 billion from $84.4 billion for the first nine months of fiscal 2019. The increase in net sales for the first nine months of fiscal 2020 primarily reflected the impact of positive comparable sales driven by an increase in comparable average ticket and comparable customer transactions. Online sales, which consist of sales generated online through our websites for products picked up in our stores or delivered to customer locations, represented 14.0% of net sales and grew 87.0% during the first nine months of fiscal 2020. The increase in online sales for the first nine months of fiscal 2020 was driven in large part by the impact of COVID-19, with customers turning online for their shopping needs. A stronger U.S. dollar negatively impacted sales growth by $356 million for the first nine months of fiscal 2020.
Comparable Sales. For the first nine months of fiscal 2020, total comparable sales increased 18.3%, consisting of a 10.3% increase in comparable average ticket and a 7.4% increase in comparable customer transactions. This increase reflected a number of factors, including increased consumer demand across our core categories and the execution of our strategic efforts to drive an enhanced interconnected experience in both the physical and digital worlds. The increase in comparable average ticket and comparable customer transactions for the first nine months of fiscal 2020 was primarily driven by an increase in the number of products sold per transaction and stronger online customer engagement.
During the first nine months of fiscal 2020, 11 of our 14 merchandising departments posted double-digit positive comparable sales, while Kitchen and Bath, Plumbing, and Flooring posted mid-to-high single-digit positive comparable sales when compared to last year.
Gross Profit. For the first nine months of fiscal 2020, gross profit increased 18.0% to $34.0 billion from $28.8 billion for the first nine months of fiscal 2019. Gross profit as a percentage of net sales, or gross profit margin, was 34.1% for the first nine months of both fiscal 2020 and fiscal 2019, reflecting the benefit from lower promotional activity as we cancelled or modified certain annual merchandising events in response to COVID-19; this benefit was partially offset by higher shrink, supply chain expense and a change in product mix.
Operating Expenses. Our operating expenses are composed of SG&A and depreciation and amortization.
Selling, General & Administrative. SG&A increased 22.3% to $18.3 billion for the first nine months of fiscal 2020 from $14.9 billion for the first nine months of fiscal 2019. As a percentage of net sales, SG&A was 18.3% for the first nine months of fiscal 2020 compared to 17.7% for the first nine months of fiscal 2019. The increase in SG&A as a percentage of net sales for the first nine months of fiscal 2020 was primarily driven by an additional $1.7 billion of expense related to expanded associate pay and benefits offered in response to COVID-19 and an additional $183 million of operational expense related to COVID-19, partially offset by leverage resulting from a positive comparable sales environment.
Depreciation and Amortization. Depreciation and amortization increased 6.6% to $1.6 billion for the first nine months of fiscal 2020 from $1.5 billion for the first nine months of fiscal 2019. As a percentage of net sales, depreciation and amortization was 1.6% for the first nine months of fiscal 2020 compared to 1.7% for the first nine months of fiscal 2019. The decrease in depreciation and amortization as a percentage of net sales primarily reflected leverage resulting from a positive comparable sales environment and timing of asset additions, partially offset by strategic investments in the business.
Interest and Other, net. Interest and other, net was $973 million for the first nine months of fiscal 2020, compared to $836 million for the first nine months of fiscal 2019. As a percentage of net sales, interest and other, net was 1.0% for the first nine months of both fiscal 2020 and fiscal 2019, primarily reflecting increased interest expense resulting from higher debt balances offset by leverage resulting from a positive comparable sales environment.
Provision for Income Taxes. Our combined effective income tax rate was 24.3% for the first nine months of fiscal 2020 compared to 24.5% for the first nine months of fiscal 2019.
Diluted Earnings per Share. Diluted earnings per share were $9.28 for the first nine months of fiscal 2020, compared to $7.96 for the first nine months of fiscal 2019. The increase in diluted earnings per share for the first nine months of fiscal 2020 reflected the impact of a positive comparable sales environment, partially offset by the additional expenses incurred in response to COVID-19.
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

The calculation of ROIC, together with a reconciliation of NOPAT to net earnings (the most comparable GAAP measure), follows:

	Twelve Months Ended
dollars in millions	November 1, 2020	November 3, 2019
Net earnings	$12,490	$11,105
Interest and other, net	1,265	1,101
Provision for income taxes	3,843	3,612
Operating income	17,598	15,818
Income tax adjustment (1)	(4,252)	(3,845)
NOPAT	$13,346	$11,973

Average debt and equity	$32,095	$26,520

ROIC	41.6%	45.1%
—————
(1)Income tax adjustment is defined as operating income multiplied by our effective tax rate for the trailing twelve months.
Additional Information
For information on accounting pronouncements that have impacted or are expected to materially impact our consolidated financial position, results of operations or cash flows, see Note 1 to our consolidated financial statements.

Liquidity and Capital Resources
Cash and Cash Equivalents
At November 1, 2020, we had $14.7 billion in cash and cash equivalents, of which $1.5 billion was held by our foreign subsidiaries. We currently believe that our current cash position, access to the long-term debt capital markets, cash flow generated from operations, and funds available under our commercial paper programs should be sufficient not only for our operating requirements but also to enable us to complete our capital expenditure programs, fund dividend payments and any required long-term debt payments through the next several fiscal years, and complete the acquisition of HD Supply. In addition, we believe that we have the ability to obtain alternative sources of financing, if necessary.
We remain committed to our strategic investment program. However, given the current uncertainty related to COVID-19 and the priority around safety, as well as the complexities of the current operating environment, we have decided to postpone some of our in-store investments. As a result, we now expect that our capital expenditures for fiscal 2020 will be less than initially planned and that some spending originally planned for fiscal 2020 will move to fiscal 2021. In addition, we may further adjust our capital expenditures as necessary or appropriate to support the operations of the business.
Debt and Derivatives
In March 2020, we expanded our commercial paper programs from $3.0 billion to $6.0 billion. All of our short-term borrowings in the first nine months of fiscal 2020 were under these commercial paper programs, and the maximum amount outstanding at any time was $1.0 billion. In connection with these programs, we have back-up credit facilities with a consortium of banks for borrowings up to $6.5 billion, which consist of (1) a 364-day $3.5 billion credit facility that we entered into in March 2020 in connection with the expanded commercial paper program and is scheduled to expire in March 2021, (2) a five-year $2.0 billion credit facility scheduled to expire in December 2022, and (3) a 364-day $1.0 billion credit facility scheduled to expire in December 2020. We may enter into additional credit facilities or other debt financing.
At November 1, 2020, we were in compliance with all of the covenants contained in the credit facilities, and none of these covenants are expected to impact our liquidity or capital resources. At November 1, 2020, there were no outstanding borrowings under our commercial paper programs. We also issued $5.0 billion of senior notes in March 2020. See Note 4 to our consolidated financial statements for further discussion of our senior notes issuances. We issue senior notes from time to time as part of our capital management strategy.

We use derivative and nonderivative financial instruments in the management of our exposure to fluctuations in foreign currency exchange rates and interest rates on certain long-term debt. See Note 4 to our consolidated financial statements for further discussion of these financial instruments.
Share Repurchases
In February 2019, our Board of Directors authorized $15.0 billion in share repurchases, of which approximately $7.7 billion remained available as of November 1, 2020. In the first nine months of fiscal 2020, we had cash payments of $791 million for repurchases of our common stock through open market purchases. On March 13, 2020, we suspended our share repurchases until such time as we deem appropriate. We currently expect to resume share repurchases in fiscal 2021.
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
Net cash provided by operating activities increased by $6.6 billion in the first nine months of fiscal 2020 compared to the first nine months of fiscal 2019 and was primarily driven by an increase in net earnings and changes in working capital associated with accounts payable and accrued expenses and merchandise inventories.
Investing Activities. Cash used in investing activities decreased by $429 million in the first nine months of fiscal 2020 compared to the first nine months of fiscal 2019, primarily as the result of decreased capital expenditures given the current uncertainty related to COVID-19 and our decision to postpone certain of our strategic investments.

Financing Activities. Cash used in financing activities in the first nine months of fiscal 2020 primarily reflected $5.0 billion of net proceeds from long-term debt, offset by $4.8 billion of cash dividends paid, $1.8 billion of repayments of long-term debt, $974 million of net repayments of short-term debt, and $791 million of share repurchases prior to our suspension of share repurchases in March 2020.
Cash used in financing activities in the first nine months of fiscal 2019 primarily reflected $4.5 billion of cash dividends paid, $3.9 billion of share repurchases, $1.0 billion of net repayments of long-term debt, and $644 million of net repayments of short-term debt, partially offset by $1.4 billion of net proceeds from long-term debt.

Critical Accounting Policies
There were no changes during the first nine months of fiscal 2020 to our critical accounting policies as disclosed in the 2019 Form 10-K. Our significant accounting policies are disclosed in Note 1 to our consolidated financial statements.

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

Item 4. Controls and Procedures.
Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) and concluded that our disclosure controls and procedures were effective as of November 1, 2020.
During the second quarter of fiscal 2020, we temporarily suspended physical inventory counts in our stores as a result of COVID-19. We resumed physical inventory counts during the third quarter of fiscal 2020; however, to account for the impact of uncounted stores, we have assessed our current inventory shrink reserve methodology and have updated the reserve based upon historical results.
During our third quarter of fiscal 2020, we upgraded and migrated our enterprise resource planning system and certain other systems in the U.S. The changes are part of an ongoing business transformation initiative, and we plan to continue to migrate additional business processes over the course of the next few years. In connection with this change in the third quarter, we modified the design and implementation of certain internal control processes.
Except as described above, there were no other changes in our internal control over financial reporting during the fiscal quarter ended November 1, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
Except as set forth below, there were no material changes during the third quarter of fiscal 2020 to our disclosure in Item 3 of our 2019 Form 10-K.
SEC regulations require us to disclose certain information about proceedings arising under federal, state or local environmental provisions if we reasonably believe that such proceedings may result in monetary sanctions above a stated threshold. Pursuant to the SEC regulations, the Company uses a threshold of $1 million or more for purposes of determining whether disclosure of any such proceedings is required.
As previously reported, in January 2017, we became aware of an investigation by the U.S. Environmental Protection Agency’s (“EPA”) criminal investigation division into our compliance with lead-safe work practices for certain jobs performed through our installation services business. We also previously responded to civil document requests from several EPA regions. In the second quarter of fiscal 2018, we received a subpoena for documents from the EPA civil enforcement division. In the second quarter of fiscal 2019, we received a grand jury subpoena from the U.S. Attorney for the Northern District of Georgia and an amendment of the subpoena from the EPA civil enforcement division. In November 2020, we agreed in principle to a civil consent decree with the U.S. Department of Justice, the EPA, and the State of Utah that requires certain changes to lead-safe work practices in our installation services business and the payment of a penalty of $20.75 million. Following execution of the consent decree, it will be subject to approval by the United States District Court for the Northern District of Georgia. In addition, we have been informed by the United States Attorney for the Northern District of Georgia that the government is declining to pursue criminal charges related to the investigation of our lead-safe work practices.

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
Due to numerous uncertainties and factors beyond our control, we are unable to predict the impact that COVID-19 will have going forward on our business, results of operations, cash flows, and financial condition. These factors and uncertainties include, but are not limited to:

•the severity and duration of the pandemic, including whether there are additional “waves” or other continued periods of increases or spikes in the number of COVID-19 cases in future periods in areas in which we or our suppliers operate;
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
•unknown consequences on our business performance and strategic initiatives stemming from the substantial investment of time and other resources to the pandemic response, including further delays in or adjustments to our strategic investments;
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
In addition to the factors above, the COVID-19 pandemic has subjected our business to a number of risks, including, but not limited to those discussed below:
Associate and Customer Safety-Related Risks. In response to the COVID-19 pandemic, we have taken a number of actions across our business to help protect our associates, customers, and others in the communities we serve. These measures include, among other things, adjusted store hours; increased cleaning and sanitizing measures; limits on customer traffic in stores to maintain physical and social distancing protocols; other physical and social distancing efforts such as markings on floors, signage, plexiglass shields and mask requirements; providing masks and thermometers to associates in stores and distribution centers; instituting curbside pickup from stores; and cancellation or modification of certain annual merchandising events to avoid driving additional footsteps to stores that might undermine our efforts to prioritize safety. In certain jurisdictions, we temporarily ceased sales or delayed commencement of certain in-home services deemed non-essential early in the pandemic, and we may have to do so again or in other jurisdictions. Several of these actions adversely impacted our sales, and they may continue to do so going forward. We also took other steps to support our associates, including expanding our paid time off policy to help alleviate some of the challenges our associates are facing as a result of COVID-19; instituting weekly bonuses for hourly associates in our stores and distribution centers; temporarily providing double pay for overtime worked; and expanding dependent care benefits. We are now transitioning from some of these temporary pay and benefits programs to permanent compensation enhancements for our frontline, hourly associates. The actions that we have taken in response to the pandemic have resulted in significant incremental costs, and we expect that we will continue to incur additional costs due to the pandemic going forward, which in turn will have an adverse impact on our results of operations.
The health and safety of our associates and customers are of primary concern to our management team. However, due to the unpredictable nature of COVID-19 and the consequences of our actions, we may see unexpected outcomes from our added safety measures. For example, if we do not respond appropriately to the pandemic, or if our customers or associates do not participate in social distancing and other safety measures, the well-being of our associates and customers could be at risk. Furthermore, any failure to appropriately respond, or the perception of an inadequate response, could cause reputational harm to our brand and/or subject us to claims and litigation from associates, customers, suppliers, regulators or other third parties. Additionally, we have faced, and may continue to face, periodic labor shortages at our stores and facilities due to COVID-19, which can result in modifications to our operations including temporary closures and negatively impact our business, costs and results of operations.
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
Supply Chain-Related Risks. Circumstances related to the COVID-19 pandemic have significantly impacted the global supply chain, with restrictions and limitations on business activities and impacts of COVID-19 outbreaks on labor supply causing disruptions and delays. These disruptions and delays, which may expand depending on the progression of the pandemic, are placing strain on the domestic and international supply chain, which has affected and could continue to negatively affect the flow or availability of certain products. Customer demand for certain products has also fluctuated as the pandemic has progressed and customer behaviors have changed, which has challenged our ability to anticipate and/or adjust inventory levels to meet that demand. These factors have resulted in higher out-of-stock inventory positions in certain products as well as delays in delivering those products to our distribution centers, stores or customers. Even if we are able to find alternate sources for certain products, they may cost more or require us to incur higher transportation costs, which could adversely impact our profitability and financial condition. Similarly, increased demand for online purchases of products has impacted our fulfillment operations, as well as those of our third-party carriers, resulting in delays in delivering products to customers. The operation of our distribution and fulfillment centers is crucial to our business operations. We have experienced, and may continue to experience, labor shortages at and temporary closures of some of our distribution and fulfillment centers, and any such labor shortages or closures, whether temporary or sustained, may adversely impact the flow or availability of products to our stores and customers. Any of these circumstances could impair our ability to meet customer demand for products and result in lost sales, increased supply chain costs, or damage to our reputation.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The number and average price of shares purchased in each fiscal month of the third quarter of fiscal 2020 follow:

Period	Total Number of Shares Purchased (1) (3)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
August 3, 2020 – August 30, 2020	5,167	$280.66	—	$7,680,368,043
August 31, 2020 – September 27, 2020	12,605	272.36	—	7,680,368,043
September 28, 2020 – November 1, 2020	1,428	282.04	—	7,680,368,043
Total	19,200	275.31	—
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
Sales of Unregistered Securities
During the third quarter of fiscal 2020, we issued 423 deferred stock units under the Home Depot, Inc. Non-employee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of the SEC’s Regulation D thereunder. The deferred stock units were credited to the accounts of those non-employee directors who elected to receive all or a portion of board retainers in the form of deferred stock units instead of cash during the third quarter of fiscal 2020. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.
During the third quarter of fiscal 2020, we credited 887 deferred stock units to participant accounts under the Restoration Plan pursuant to an exemption from the registration requirements of the Securities Act for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.

Item 6. Exhibits.
Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the references in brackets. All other exhibits are filed or furnished herewith.

Exhibit		Description
3.1	*	Amended and Restated Certificate of Incorporation of The Home Depot, Inc.
[Form 10-Q filed on September 1, 2011, Exhibit 3.1]
3.2	*	By-Laws of The Home Depot, Inc. (Amended and Restated Effective February 28, 2019)
[Form 8-K filed on March 4, 2019, Exhibit 3.2]
10.1	†	Employment Arrangement between Richard V. McPhail and The Home Depot, Inc. dated October 1, 2020
10.2	†	Employment Arrangement between Edward Decker and The Home Depot, Inc. dated October 1, 2020
10.3	†	Employment Arrangement between Ann-Marie Campbell and The Home Depot, Inc. dated October 1, 2020
10.4	†	Form of Executive Officer Restricted Stock and Stock Option Award Agreement Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan
15.1		Acknowledgement of Independent Registered Public Accounting Firm
31.1		Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a)
31.2		Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a)
32.1		Certification of the Chairman and Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of the Executive Vice President and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
†    Management or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HOME DEPOT, INC. (Registrant)

By:	/s/ CRAIG A. MENEAR
Craig A. Menear, Chairman and Chief Executive Officer

/s/ RICHARD V. MCPHAIL
Richard V. McPhail, Executive Vice President and Chief Financial Officer

/s/ STEPHEN L. GIBBS
Stephen L. Gibbs, Vice President, Chief Accounting Officer and Corporate Controller

Date:	November 23, 2020