Form 10-K
period 2021-01-31
HOME DEPOT, INC.
filed 2021-03-24
CIK 354950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2021
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting common stock held by non-affiliates of the registrant on July 31, 2020 was $285.6 billion.
The number of shares outstanding of the registrant’s common stock as of March 5, 2021 was 1,077,069,383 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2021 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K to the extent described herein.

i

COMMONLY USED OR DEFINED TERMS

Term	Definition
ASR	Accelerated share repurchase
ASU	Accounting Standards Update
BODFS	Buy Online, Deliver From Store
BOPIS	Buy Online, Pickup In Store
BORIS	Buy Online, Return In Store
BOSS	Buy Online, Ship to Store
CDP	The not-for-profit organization formerly known as the Carbon Disclosure Project
CFL	Compact fluorescent light
Comparable sales	As defined in the Results of Operations and Non-GAAP Financial Measures section of MD&A
DIFM	Do-It-For-Me
DIY	Do-It-Yourself
EH&S	Environmental, Health, and Safety
EPA	U.S. Environmental Protection Agency
ESG	Environmental, social and governance
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FIRST phone	Web-enabled handheld device used by associates in our stores
fiscal 2015	Fiscal year ended January 31, 2016 (includes 52 weeks)
fiscal 2016	Fiscal year ended January 29, 2017 (includes 52 weeks)
fiscal 2017	Fiscal year ended January 28, 2018 (includes 52 weeks)
fiscal 2018	Fiscal year ended February 3, 2019 (includes 53 weeks)
fiscal 2019	Fiscal year ended February 2, 2020 (includes 52 weeks)
fiscal 2020	Fiscal year ended January 31, 2021 (includes 52 weeks)
fiscal 2021	Fiscal year ending January 30, 2022 (includes 52 weeks)
GAAP	U.S. generally accepted accounting principles
HD Supply	HD Supply Holdings, Inc.
IRS	Internal Revenue Service
LIBOR	London interbank offered rate
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MRO	Maintenance, repair, and operations
NOPAT	Net operating profit after tax
NYSE	New York Stock Exchange
PLCC	Private label credit card
Pro	Professional customer
Restoration Plan	Home Depot FutureBuilder Restoration Plan
ROIC	Return on invested capital
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SG&A	Selling, general, and administrative
Tax Act	Tax Cuts and Jobs Act of 2017
ii

CAUTIONARY STATEMENT PURSUANT TO THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain statements contained herein, as well as in other filings we make with the SEC and other written and oral information we release, regarding our future performance constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may relate to, among other things, the impact of the COVID-19 pandemic and the related recovery on our business, results of operations, cash flows and financial condition (which, among other things, may affect many of the items listed below); the demand for our products and services; net sales growth; comparable sales; effects of competition; our brand and reputation; implementation of store, interconnected retail, supply chain and technology initiatives; inventory and in-stock positions; state of the economy; state of the housing and home improvement markets; state of the credit markets, including mortgages, home equity loans, and consumer credit; impact of tariffs; issues related to the payment methods we accept; demand for credit offerings; management of relationships with our associates, suppliers and service providers; international trade disputes, natural disasters, public health issues (including pandemics and quarantines, related shut-downs and other governmental orders, and similar restrictions, as well as subsequent re-openings), and other business interruptions that could disrupt supply or delivery of, or demand for, the Company’s products or services; continuation or suspension of share repurchases; net earnings performance; earnings per share; dividend targets; capital allocation and expenditures; liquidity; return on invested capital; expense leverage; stock-based compensation expense; commodity price inflation and deflation; the ability to issue debt on terms and at rates acceptable to us; the impact and expected outcome of investigations, inquiries, claims, and litigation, including compliance with related settlements; the effect of accounting charges; the effect of adopting certain accounting standards; the impact of regulatory changes, including changes to tax laws and regulations; store openings and closures; financial outlook; and the impact of acquired companies, including HD Supply, on our organization and the ability to recognize the anticipated benefits of those acquisitions.
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
Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements other than as required by law. You are advised, however, to review any further disclosures we make on related subjects in our filings with the SEC and in our other public statements.

iii

PART I
Item 1. Business.
Introduction
The Home Depot, Inc. is the world’s largest home improvement retailer based on net sales for fiscal 2020. We offer our customers a wide assortment of building materials, home improvement products, lawn and garden products, décor products, and facilities maintenance, repair and operations products and provide a number of services, including home improvement installation services and tool and equipment rental. As of the end of fiscal 2020, we had 2,296 The Home Depot stores located throughout the U.S. (including the Commonwealth of Puerto Rico and the territories of the U.S. Virgin Islands and Guam), Canada, and Mexico. The Home Depot stores average approximately 104,000 square feet of enclosed space, with approximately 24,000 additional square feet of outside garden area. We also maintain a network of distribution and fulfillment centers, as well as a number of e-commerce websites. When we refer to “The Home Depot,” the “Company,” “we,” “us” or “our” in this report, we are referring to The Home Depot, Inc. and its consolidated subsidiaries.
The Home Depot, Inc. is a Delaware corporation that was incorporated in 1978. Our Store Support Center (corporate office) is located at 2455 Paces Ferry Road, Atlanta, Georgia 30339. Our telephone number at that address is (770) 433-8211.
Our Business
Our Strategy
The retail landscape has changed rapidly over the past several years, with customer expectations constantly evolving and the agility required to meet these expectations increasing. In fiscal 2020, this trend was accelerated due to the COVID-19 pandemic, which both spurred significant growth in home improvement demand and drove operational changes required to promote customer and associate safety.
Our ability to operate successfully and meet the needs of our customers in the pandemic environment successfully was due in significant part to the transformational journey we began in 2017 to create the One Home Depot experience, our vision of an interconnected, frictionless shopping experience that enables our customers to seamlessly blend the digital and physical worlds. Our multi-year accelerated investment program to create this experience is now largely complete. Our investments have been guided by the following strategies:
•Invest using a “customer-back” approach
•Reinforce our position as the product authority in home improvement
•Deliver a best-in-class, interconnected shopping experience
•Extend our low-cost provider position
These strategic investments are designed to extend our current competitive advantages. We believe our primary competitive advantages are: (1) our culture and associates, (2) our premium real estate, (3) our world-class merchandising organization, (4) our flexible supply chain, and (5) our digital experience. Taken together, our One Home Depot vision and execution of the related strategies are helping us to meet our two principal business objectives: continue to grow our share of the highly competitive market in which we operate and deliver shareholder value. We believe that our efforts to build the One Home Depot experience, and the groundwork we laid in these areas over the past decade, position us well to meet our objectives in any environment and have been particularly important in navigating the challenges created by the pandemic. We achieved record sales in fiscal 2020, while remaining focused on two key priorities: the safety and well-being of our associates and customers and providing our customers and communities with the products and services they need.
We also remained focused on our objective to return value to our shareholders. We are steadfast in this commitment, while also recognizing that exercising corporate responsibility and being informed by the needs of our other stakeholders, including our customers, associates, supplier partners, and communities, creates value for all stakeholders, including our shareholders.
Our Customers
We serve two primary customer groups, consumers (including both DIY and DIFM customers) and professional customers, and have developed different approaches to meet their diverse needs:
DIY Customers. These customers are typically homeowners who purchase products and complete their own projects and installations. Our associates assist these customers both in our stores and through online resources and other media designed to provide product and project knowledge. We also offer a variety of clinics and workshops both to share this knowledge and to build an emotional connection with our DIY customers.
Professional Customers (or “Pros”). These customers are primarily professional renovators/remodelers, general contractors, handymen, property managers, building service contractors and specialty tradesmen, such as electricians, plumbers and painters. These customers build, renovate, remodel, repair and maintain residential properties, multifamily properties, hospitality properties and commercial facilities, including education, healthcare, government, institutional, and office buildings and facilities.
We have a number of initiatives to drive growth with our Pro customers, including a customized online experience, a dedicated sales force, an extensive delivery network, enhanced credit offerings and inventory management programs. In the fourth quarter of fiscal 2020, we extended our reach in the MRO marketplace with our acquisition of HD Supply, a leading national distributor of MRO products in the multifamily and hospitality end markets. Our MRO operations use a distribution center-based model that sells products primarily through a professional sales force, e-commerce and print catalogs. We recognize the great value our Pro customers provide to their clients, and we strive to make their jobs easier and help them grow their businesses. We believe that investments aimed at deepening our relationships with our Pro customers are yielding increased engagement and will continue to translate into incremental spend.
DIFM Customers. Intersecting our DIY customers and our Pros are our DIFM customers. These customers are typically homeowners who use Pros to complete their project or installation. Currently, we offer installation services in a variety of categories, such as flooring, cabinets and cabinet makeovers, countertops, furnaces and central air systems, and windows. DIFM customers can purchase these services in our stores, online, or in their homes through in-home consultations. In addition to serving our DIFM customer needs, we believe our focus on the Pros who perform services for these customers helps us drive higher product sales.
Our Products and Services
We believe our merchandising organization is a key competitive advantage, which we maintain by delivering product innovation, assortment and value, which reinforces our position as the product authority in home improvement. In fiscal 2020, we continued to invest in merchandising resets in our stores to refine assortments, introduce a wide range of innovative new products to our DIY and Pro customers, and improve visual merchandising to drive a better shopping experience. At the same time, we remain focused on offering everyday values in our stores and online.
A typical The Home Depot store stocks approximately 30,000 to 40,000 items during the year, including both national brand name and proprietary products. Our online product offerings complement our stores by serving as an extended aisle, and we offer a significantly broader product assortment through our websites, including homedepot.com, our primary website; blinds.com, our online site for custom window coverings; and thecompanystore.com, our online site for textiles and décor products.
To help our merchandising organization keep pace with changing customer expectations and increasing desire for innovation, localization and personalization, we are continuing to invest in tools to better leverage our data and drive a deeper level of collaboration with supplier partners. As a result, we have continued to focus on enhanced merchandising information technology tools to help us: (1) build an interconnected shopping experience that is tailored to our customers’ personas, shopping context, and location; (2) ensure we have the best value in the market; and (3) optimize our product assortments.
To complement our merchandising efforts, we offer a number of services for our customers, including special programs for our Pro customers to meet their particular needs and installation services for our DIY and DIFM customers. We also provide tool and equipment rentals at over 1,300 locations across the U.S. and Canada, providing value and convenience for both our Pro and DIY customers. To improve the customer experience and continue to grow this differentiated service offering, we are continuing to invest in more locations, more tools, and better technology.
Sourcing and Quality Assurance. We maintain a global sourcing program to obtain high-quality and innovative products directly from manufacturers around the world. During fiscal 2020, in addition to our U.S. sourcing operations, we maintained sourcing offices in Mexico, Canada, China, India, Vietnam and Europe. To ensure that suppliers adhere to our high standards of social and environmental responsibility, we also have a global responsible sourcing program. Our suppliers are contractually obligated to ensure that their products comply with applicable international, federal, state and local laws. All of our suppliers must also comply with our responsible sourcing standards, which cover a variety of expectations across multiple areas of social compliance, including supply chain transparency, health and safety, environment, compensation, hours of work, and prohibitions on child and forced labor. To drive accountability with our suppliers, we conduct factory audits and compliance visits. Our 2020 Responsible Sourcing Report, available on our website at https://corporate.homedepot.com/responsibility/sourcing-responsibility, provides more information about this program. In addition, we have both quality assurance and engineering resources dedicated to establishing criteria and overseeing compliance with safety, quality and performance standards for our proprietary branded products.
Intellectual Property. Our business has one of the most recognized brands in North America. As a result, we believe that The Home Depot® trademark has significant value and is an important factor in the marketing of our products, e-commerce, stores and business. We have registered or applied for registration of trademarks, service marks, copyrights and internet domain names, both domestically and internationally, for use in our business, including our proprietary brands such as HDX®, Husky®, Hampton Bay®, Home Decorators Collection®, Glacier Bay®, Vigoro®, Everbilt® and Lifeproof®. The duration of trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.
We also maintain patent portfolios relating to some of our products and services and seek to patent or otherwise protect innovations we incorporate into our products or business operations. Patents generally have a term of twenty years from the date they are filed. As our patent portfolio has been built over time, the remaining terms of the individual patents across our patent portfolio vary. Although our patents have value, no single patent is essential to our business. We will continue to assess our merchandising departments and product lines for opportunities to expand the assortment of products offered within The Home Depot’s portfolio of proprietary and exclusive brands.
Competition and Seasonality
Our industry is highly competitive, very fragmented, and evolving. As a result, we face competition for our products and services from a variety of retailers, suppliers, distributors and manufacturers that sell products directly to their respective customer bases, and service providers, ranging from traditional brick-and-mortar, to multichannel, to exclusively online. These competitors include a number of other home improvement retailers; electrical, plumbing and building materials supply houses; and lumber yards. With respect to some products and services, we also compete with specialty design stores, showrooms, discount stores, local, regional and national hardware stores, paint stores, mail order firms, warehouse clubs, independent building supply stores, MRO companies, home décor retailers, and other retailers, as well as with providers of home improvement services and tool and equipment rental. The internet facilitates competitive entry, price transparency, and comparison shopping, increasing the level of competition we face.
We compete primarily based on customer experience, price, quality, availability, product assortment, and delivery options, both in-store and online. We also compete based on store location and appearance, presentation of merchandise, and ease of shopping experience. Furthermore, with respect to delivery options, customers are increasingly seeking faster and/or guaranteed delivery times, low-price or free shipping, and/or convenient pickup options, including curbside pickup. Our ability to be competitive on delivery and pickup times, options and costs depends on many factors, including the success of our supply chain investments, described more fully under “One Supply Chain” below.
Our business is subject to seasonal influences. Generally, our highest volume of sales occurs in our second fiscal quarter, and the lowest volume occurs either during our first or fourth fiscal quarter.
Interconnected Shopping Experience
Our customers are shopping and interacting with us differently today than they did several years ago. As a result, we have taken a number of steps to provide our customers with a seamless and frictionless interconnected shopping experience across our stores, online, on the job site, and in their homes, focusing on continued investments in our website and mobile apps to enhance the digital customer experience.
Digital Experience. Enhancements to our digital properties are critical for our increasingly interconnected customers, who research products online and check available inventory before going into one of our stores to view the products in person or talk to an associate and then make their purchase in store or online. While in the store, customers may also go online to access ratings and reviews, compare prices, view our extended assortment, and purchase additional products. Our investments in a truly interconnected experience are focused on bringing together the power of our physical retail presence and the frictionless interaction of our digital capabilities.
Many of our interconnected customers are also comfortable with a purely online shopping experience. A significant majority of the traffic in our digital channels is on a mobile device. Mobile customers expect more simplicity and relevancy in their digital interactions. As a result, we have made significant investments to our digital properties to improve the overall presentation and ease of navigation for the user. We have also enhanced the “shopability” of an online product by including more information on the product’s landing page, including related products and/or parts of a collection, and a multitude of fulfillment options. Our focus on improving search capabilities, site functionality, category presentation, product content, speed to checkout, and enhanced fulfillment options has yielded higher traffic, better conversion and continued sales growth. It has also been critical during the pandemic, as customers have gravitated even more to the digital environment.
Further, we do not view the interconnected shopping experience as a specific transaction; rather, we believe it encompasses an entire journey from inspiration and know-how, to purchase and fulfillment, to post-purchase care and support, most of which takes place in the digital world. From the inspirational point of the purchase journey to providing product know-how, we are investing in the infrastructure and capabilities needed to deliver the most relevant marketing messages to our customers based upon what is important for them today. Customers expect more personalized messaging, so we are focusing on connecting marketing activities with the online and in-store experiences to create a seamless series of engagements across channels.
Store Experience. Our stores remain the hub of our business, and we are investing to improve the customer shopping experience through easier navigation and increasing the convenience and speed of checkout. For several years, our associates have used our FIRST phones to help expedite the online order checkout process, locate products in the aisles and online, and check inventory on hand. To improve the customer’s experience in our stores, we have also empowered our customers with additional self-help tools, including mobile app-enabled store navigation. Our app provides store-specific maps, which allow customers to pinpoint the exact location of an item on their mobile devices.
We have also made significant progress in our strategic store investments. In fiscal 2020, we completed the implementation of our wayfinding sign and store refresh package in all of our U.S. stores. This package included more intuitive signage, better lighting, and other store enhancements. To support our interconnected growth, we continued the roll out of self-service lockers and online order storage areas at the front entrance to offer convenient pickup of online orders. We also tested our electronic shelf label capabilities, used initially in our appliance department, in additional merchandising departments. Our store investments also include the re-design of the front end area, including reconfigured service desks, improved layouts in all checkout areas, and expanded and enhanced self-checkout options. We completed the upgrade to our self-checkout machines in fiscal 2019; however, due to the unique challenges presented by the pandemic, we paused the updates of the rest of our front ends. As we continue to learn the new ways our customers interact with our stores, we will resume upgrades as appropriate. We believe the investments we have made to date are driving higher customer satisfaction scores.
Investing in Associate Productivity. We continually strive to improve our store operations for our associates. Our goal is to remove complexity and inefficient processes from the stores to allow our associates to focus on our customers. To this end, we have focused our efforts in such areas as optimizing product flow to decrease the amount of time a store associate spends locating product and to improve on-shelf product availability; creating a simpler order management system; expanding in-aisle, real-time mobile learning tools for our associates’ own development and to assist with customer questions; and using labor model tools to better align associate activity with customer needs.
Investing in Safety. We are committed to maintaining a safe shopping and working environment for our customers and associates. We empower trained EH&S associates to evaluate, develop, implement and enforce policies, processes and programs on a Company-wide basis. Our EH&S policies are woven into our everyday operations and are part of The Home Depot culture. Some common program elements include: daily store inspection checklists (by department); routine follow-up audits from our store-based safety team members and regional, district and store operations field teams; equipment enhancements and preventative maintenance programs to promote physical safety; departmental merchandising safety standards; training and education programs for all associates, with varying degrees of training provided based on an associate’s role and responsibilities; and awareness, communication and recognition programs designed to drive operational awareness and an understanding of EH&S matters. We also implemented a number of additional measures for the safety of our associates and customers in response to the COVID-19 pandemic.

One Supply Chain
We continue to focus on building best-in-class competitive advantages in our information technology and supply chain to be responsive to our customers’ expectations for how, when and where they choose to receive our products and services. As part of creating the One Home Depot experience, we are investing approximately $1 billion in the multi-year development of our One Supply Chain network, with the goal of achieving the fastest, most efficient delivery capabilities in home improvement. Our efforts are focused on ensuring product availability and increasing the speed and reliability of delivery for our customers while managing our costs.
We centrally forecast and replenish the vast majority of our store products through sophisticated inventory management systems and utilize our network of distribution centers to serve both our stores’ and customers’ needs. Our supply chain includes multiple distribution center platforms in the U.S., Canada, and Mexico tailored to meet the needs of our stores and customers based on types of products, location, transportation, and delivery requirements. These platforms primarily include rapid deployment centers, stocking distribution centers, bulk distribution centers, and direct fulfillment centers. As part of building One Supply Chain, we have invested to further automate and mechanize our rapid deployment center network to drive efficiency and faster movement of product.
We are also expanding our fulfillment network, investing in a significant number of new fulfillment facilities to drive speed and reliability of delivery for our customers and to help us meet our goal of reaching 90% of the U.S. population with same or next day delivery for extended home improvement and MRO product offerings, including big and bulky products. These facilities include omni-channel fulfillment centers, which deliver product directly to customers, and market delivery operations, which function as local hubs to consolidate freight for dispatch to customers for the final mile of delivery, with a focus on items like appliances. We are also adding flatbed distribution centers, which handle large items like lumber that are transported on flatbed trucks. As of the end of fiscal 2020, we have opened several of these various types of fulfillment facilities and will continue to build out our fulfillment network over the next few years. This network is designed to create a competitive advantage with unique, industry-leading capabilities for home improvement needs.
In addition to our distribution and fulfillment centers, we leverage our approximately 2,000 U.S. stores as a network of convenient customer pickup, return, and delivery fulfillment locations. Our premium real estate footprint provides a distinct structural and competitive advantage. For customers who shop online and wish to pick up or return merchandise at, or have merchandise delivered from, our U.S. stores, we have fully implemented our four interconnected retail programs: BOSS, BOPIS, BODFS, and BORIS. In fiscal 2020, to meet customer needs due to the pandemic, we rapidly rolled out curbside pickup to complement our BOPIS offerings, in addition to the self-service lockers at the front entrance of many of our stores. We also offer express car and van delivery service that covers over 70% of the U.S. population. As of the end of fiscal 2020, approximately 60% of our U.S. online orders were fulfilled through a store. We also continue to focus on developing new capabilities to improve both efficiency and customer experience in our store delivery program. Our strategic intent is to have a portfolio of efficient, timely and reliable sources and methods of delivery to choose from, optimizing order fulfillment and delivery based on customer needs, inventory locations and available transportation links.
Corporate Responsibility and Human Capital Management
We organize our environmental, social and governance efforts around three pillars: (1) Focus on People, (2) Operate Sustainably, and (3) Strengthen our Communities. Highlights of each of these pillars are set forth below. These pillars are reflective of our commitment to ESG and are fundamentally embedded in our operations and culture. We believe this approach creates value for all of our stakeholders, including our customers, associates, supplier partners, and the communities we serve, in turn creating long-term value for our shareholders. For further information on our three pillars and other ESG-related matters, see our annual Responsibility Report, available on our website at https://corporate.homedepot.com/responsibility.
Focus on People. Our culture and our associates provide intangible and hard-to-replicate competitive advantages. We leverage these competitive advantages to provide an outstanding customer experience by putting customers first and taking care of our associates.
Culture and Values. The Home Depot has a strong commitment to ethics and integrity, and we are a values- and culture-centric business. Our commitment to our core values drives our approach to human capital management. Our culture is based on our servant leadership philosophy represented by the inverted pyramid, which puts primary importance on our customers and our associates by positioning them at the top, with senior management at the base in a support role. We bring our culture to life through our core values, which serve as the foundation of our business and the guiding principles behind the decisions we make every day.

We empower our associates to deliver a superior customer experience by living our values, and we position our associates to embody our core values by integrating the importance of our culture into ongoing development programs, performance management practices, and rewards programs. Leaders participate in programs designed to build and strengthen our culture, such as training on leadership skills, cross-functional collaboration, inclusiveness, associate engagement, and unconscious bias. Our core values are at the root of all of our human capital management programs.
Our Workforce. At the end of fiscal 2020, we employed approximately 504,800 associates, of whom approximately 35,700 were salaried, with the remainder compensated on an hourly basis. Set forth below is the geographic makeup of our workforce.

Geographic Location	Number of Associates	% of Total Workforce
United States	451,500	89.4%
Canada	34,400	6.8%
Mexico	18,600	3.7%
Other(1)	300	0.1%
Total	504,800	100%
(1) Includes associates in our sourcing organization located in China, Vietnam, India, Italy, Poland and Turkey.
Talent Attraction and Development. As we attract and hire new associates, we strive to create a customer-like experience for jobseekers as they progress through the steps of our recruiting process by focusing on speed and personalization. We employ targeted marketing practices through our careers website, which personalizes the user’s experience based on jobseeker location and searching behavior. Jobseekers can also apply for roles from anywhere using any device. Once a jobseeker has applied for a role, we prioritize self-service by allowing candidates to schedule or reschedule interviews directly from their mobile device. Lastly, we create a quick hiring process for candidates by leveraging job-matching automation.
We offer all of our associates the opportunity to benefit from robust development opportunities. We invest in ongoing growth and development by integrating our culture and values into our performance management practices, providing coaching through continuous leader support, and empowering our associates to learn new skills at their own pace through mobile applications our associates can access at any time. We equip our leaders with the tools they need to develop themselves and their teams through several programs designed to help them lead inclusively, empower their teams, and serve as mentors for our associates.
Associate Engagement. Associate engagement is the emotional commitment associates have to The Home Depot and our goals. It is vital to our culture and to our success. We create an engaging workplace by continuously listening to and acting on associate feedback. We provide several pulse check surveys to groups of associates throughout the year that help us determine how emotionally connected those associates are to our customers, the Company, their jobs, fellow associates, and leaders. In addition, our annual Voice of the Associate survey, which includes all associates, serves as our primary means of gauging associates’ level of engagement within their roles. We use the feedback from these surveys to help improve the overall associate experience. Through the years, the results from our surveys have consistently indicated that, on average, four out of five associates are emotionally committed and fully engaged. We also maintain a digital associate engagement platform that links associates with common interests and fuels connections to co-workers and company leaders. Additionally, we have a number of programs to recognize stores and individual associates for exceptional customer service.
Diversity and Inclusion. We believe that a diverse and inclusive workplace is key to our success. We are committed to our core values, and we strive to foster a diverse and inclusive environment where our associates are valued and respected. We work to build a workplace, retail space, and Company that reflects the customers and communities we serve. In particular, in 2020 we elevated and expanded our Office of Diversity, Equity and Inclusion to enhance our focus on associate diversity, supplier diversity, and our support of community- and education-related programs designed to close the wealth gap and enhance education outcomes across underserved and under-represented communities.
2020 Diversity & Inclusion Data(1)

Associate Population	Race/Ethnicity		Gender
	% Minority	% White	% Female	% Male
U.S. Workforce	47%	53%	38%	62%
U.S. Managers & Above(2)	35%	65%	32%	68%
U.S. Officers	25%	75%	29%	71%
(1)        Information as of December 1, 2020, consistent with the date used to collect comparable data for our reporting of workforce diversity data to the Equal Opportunity Employment Commission.
(2)        Does not include officers.
As a Company, we have identified several priorities designed to guide our efforts to enhance diversity, equity and inclusion. We believe these associate- and supplier-focused priorities also enhance our customers’ experience:
•Associates
◦Increase diverse representation throughout our organization
◦Create an environment where every associate feels included and valued for who they are
◦Promote equal opportunity in recruitment, hiring, training, development and advancement
•Suppliers
◦Increase use of and spend with diverse suppliers
◦Develop diverse suppliers by providing mentorship and sharing resources
Compensation and Benefits. Consistent with our core values, we take care of our people by offering competitive compensation and comprehensive benefits programs. We continuously make wage investments to ensure our compensation packages reflect the evolving circumstances across our markets, and our profit-sharing program for hourly associates provides semi-annual cash awards for performance against our business plan. In the third quarter of fiscal 2020, we began to transition from the temporary COVID-19 benefits we provided to our associates during the pandemic (as discussed in more detail below) to permanent compensation enhancements for our frontline, hourly associates. In addition, our associates can take advantage of a range of benefits, including healthcare and wellness programs, a 401(k) match, personal finance education and advisory services, assistance programs to help with managing personal and work-life challenges, family support programs, and educational assistance.
Our Response to COVID-19. Our decisions and actions throughout the pandemic have been guided by our culture and rooted in our commitment to our values of doing the right thing and taking care of our associates. In fiscal 2020, we provided enhanced pay and benefits to our associates to help alleviate some of the challenges they may have been facing because of the pandemic. Over the course of the year, the enhanced pay and benefits included the following:
•An additional 80 hours of paid time off for all full-time hourly associates and 40 hours of paid time off for part-time hourly associates to be used at their discretion and paid out if not used.
•For associates 65 years of age or older or who fell into a high-risk category according to guidelines of the federal Centers for Disease Control and Prevention, we provided a total of 160 additional hours of paid time off for full-time hourly associates and 80 additional hours for part-time hourly associates.
•Additional weekly bonuses to hourly associates in stores and distribution and fulfillment centers.
•Double pay for overtime hours worked by hourly associates.
•Extended dependent care benefits with the related co-pays waived.
•Unlimited emotional and mental health counseling visits for associates.

As noted above, in the third quarter of fiscal 2020, we began to transition from these temporary COVID-19 benefits to permanent compensation enhancements for our frontline, hourly associates. For fiscal 2020, the enhanced pay and benefits collectively resulted in additional expense of approximately $2.0 billion.
Operating Sustainably. We have a long-standing and substantial commitment to sustainable business operations, from the products and services we offer to our customers; to our store construction, maintenance and operations; to our supply chain and packaging initiatives; to an ethical sourcing program. As we strive to operate sustainably, we have focused on protecting the climate, reducing our environmental impact, and sourcing responsibly, and we have set specific, measurable goals to drive progress in these areas.
Our 2020 Responsibility Report, available on our website at https://corporate.homedepot.com/responsibility, includes more information on our goals, as well as specific initiatives we have in place to help achieve these goals. Below are highlights of our sustainability program.
Our Environmental Goals. We currently have several major commitments to help combat climate change and reduce our environmental footprint:

Year Announced	Goal	Progress
2015	Store Energy Usage: Reduce our U.S. stores’ kilowatt-hour energy use by 20% over 2010 levels by 2020	Completed
2015
Renewable/Alternative Energy Sources: Produce and procure, on an annual basis, 135 megawatts of energy through renewable or alternative energy sources, such as wind, solar and fuel cell technology, by 2020
Completed
2017	Customer Greenhouse Gas Emissions: Help reduce North American customers’ greenhouse gas emissions by 20 million metric tons by 2020	Completed
2017	Customer Energy and Water Savings: Help customers save $2.5 billion in electricity costs and reduce water use by 250 billion gallons by 2020	Completed
2017	Paint Chemical Reduction: Reduce suspect chemicals in paints by 2020	Completed
2018	Cleaning Products Chemical Reduction: Reduce suspect chemicals in cleaning products by 2022	In Process
2018	Science-Based Carbon Emissions Targets: Commit to a 2.1% annual reduction in carbon emissions, with the goal to achieve a 40% reduction by 2030 and a 50% reduction by 2035	In Process
2019
Recyclable Packaging: Exclude expanded polystyrene foam (EPS) and polyvinyl chloride (PVC) film from the packaging of private-brand products we sell, replacing them with easier-to-recycle materials by 2023
In Process
2020	NEW GOAL for Renewable/Alternative Energy Sources: Produce or procure, on an annual basis, 335 megawatts of renewable or alternative energy by 2025	In Process
Our Environmental Programs and Initiatives. In order to progress against these goals, we have a large number of environmentally-focused programs and initiatives, including:
•Store Operations and Renewable/Alternative Energy. We have reduced store energy consumption through initiatives such as LED lighting upgrades; installation of energy efficient HVAC systems; participation in demand mitigation; on-site alternative or renewable energy projects such as fuel cells and solar panels; and contracts with off-site wind and solar power providers.
•Product Offerings. Through our Eco Options® program introduced in 2007, we have helped our customers more easily identify products that meet specifications for energy efficiency, water conservation, healthy home, clean air, and sustainable forestry. Beginning in 2019, we added circular economy, which targets the reduction of waste through recycling and reuse. Under our Eco Options program, we sell ENERGY STAR® certified appliances; WaterSense®-labeled bath faucets, showerheads, aerators, toilets, and irrigation controllers; LED light bulbs; tankless water heaters, and many other products. These products, through proper use, help our customers save money on their utility bills and reduce their environmental impact.
•In-Store Recycling Programs. We offer recycling programs in the U.S., including in-store recycling programs for CFL bulbs, rechargeable batteries, and cardboard, and a lead acid battery exchange program.

•Chemical Strategy. We are committed to increasing our assortment of products that meet high environmental standards, and we encourage our suppliers to invest in developing environmentally-innovative products. Each year, we evaluate our Chemical Strategy, first published in 2017, to ensure our approach and goals are appropriate.
•Sustainable Packaging. In addition to our goal related to EPS and PVC, we are continually working with suppliers to find ways to make product packaging more recyclable or simply use less materials, such as the reduction of single-use plastics.
•Supply Chain Optimization. Through our One Supply Chain initiatives, we are working to optimize every load and maximize every mile to make our supply chain more efficient. We also utilize hydrogen fuel cell technology in our forklifts and have started using electric 18-wheelers for deliveries to make our supply chain even more environmentally friendly.
•CDP Participation. We are a long-standing participant in the annual CDP reporting process. CDP is an independent, international, not-for-profit organization providing a global system for companies and cities to measure, disclose, manage, and share environmental information. In January 2021, we received a score of “A-” from CDP, reflecting leadership and a high level of action on climate change mitigation, adaptation and transparency.
Over the past several years, our commitment to sustainable operations has resulted in a number of environmental awards and recognitions, including EPA Retail Partner of the Year – Sustained Excellence for our overall excellence in energy efficiency; EPA WaterSense® Sustained Excellence Award for our overall excellence in water efficiency; and EPA SmartWay Excellence Award, which recognized us as an industry leader in freight supply chain environmental performance and energy efficiency.
Strengthen our Communities. One of our core values is “Giving Back,” and we support our communities in a number of ways. The Home Depot Foundation focuses on improving the lives of U.S. veterans, assisting communities affected by natural disasters, and training skilled tradespeople to fill the labor gap. Our Team Depot associate volunteers provide hundreds of thousands of volunteer hours each year on a wide variety of projects. We partner with diverse suppliers and organizations to further support our diversity, equity and inclusion efforts. We have also contributed more than $50 million to support community needs during the COVID-19 pandemic. Please see our 2020 Responsibility Report for additional information.
Deliver Shareholder Value
We deliver on our objective to create shareholder value through our disciplined approach to capital allocation. Our first use of cash is to reinvest in our business to drive growth faster than the market. In fiscal 2020, we achieved this growth through our continued investments to create the One Home Depot experience. We also focus on driving productivity throughout the business to lower our costs. The combination of reinvesting in the business to drive higher sales and lowering costs creates what we refer to as a virtuous cycle, which has allowed us to improve the customer experience, increase our competitiveness in the market, and deliver shareholder value.
The use of the remainder of our cash is guided by our shareholder return principles:
•Dividend Principle. We look to increase our dividend every year as we grow earnings.
•Return on Invested Capital Principle. Our goal is to maintain a high return on invested capital, benchmarking all uses of excess liquidity against the value created for our shareholders through share repurchases.
•Share Repurchase Principle. After meeting the needs of the business, we will look to return excess cash to shareholders in the form of share repurchases.
Following these principles, we increased our dividend in February 2020, returning value to shareholders through $6.5 billion in cash dividends, which we maintained throughout the year. We had cash payments of $791 million for share repurchases in the first quarter of fiscal 2020, until we suspended share repurchases in March 2020 to ensure sufficient liquidity to meet the needs of the business during the pandemic. Share repurchases remain part of our strategy for returning value to shareholders, and we resumed our share repurchases in the first quarter of fiscal 2021. Our capital allocation is discussed further in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Government Regulation
As a company with both U.S. and international operations, we are subject to the laws of the U.S. and foreign jurisdictions in which we operate and the rules and regulations of various governing bodies, which may differ among jurisdictions. Compliance with these laws, rules and regulations has not had, and is not expected to have, a material effect on our capital expenditures, results of operations or competitive position as compared to prior periods.
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
Strategic Risks
Strong competition could adversely affect prices and demand for our products and services and could decrease our market share.
Our industry is highly competitive, highly fragmented, and evolving. As a result, we face competition for our products and services from a variety of retailers, suppliers, distributors and manufacturers that sell products directly to their respective customer bases, and service providers, ranging from traditional brick-and-mortar, to multichannel, to exclusively online. These competitors include a number of other home improvement retailers; electrical, plumbing and building materials supply houses; and lumber yards. With respect to some products and services, we also compete with specialty design stores, showrooms, discount stores, local, regional and national hardware stores, paint stores, mail order firms, warehouse clubs, independent building supply stores, MRO companies, home décor retailers, and other retailers, as well as with providers of home improvement services and tool and equipment rental. The internet facilitates competitive entry, price transparency, and comparison shopping, increasing the level of competition we face.
We compete primarily based on customer experience, price, quality, availability, product assortment, and delivery options, both in-store and online. We also compete based on store location and appearance, presentation of merchandise, and ease of shopping experience. Furthermore, customers are increasingly seeking faster and/or guaranteed delivery times, low-price or free shipping, and/or convenient pickup options, including curbside pickup. Our ability to be competitive on delivery and pickup times, options and costs depends on many factors, including the success of our investments in One Supply Chain and the One Home Depot experience, and our failure to successfully manage these factors and offer competitive delivery and pickup options could negatively impact the demand for our products and our profit margins.
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
The success of our business depends in part on our ability to identify and respond promptly to evolving trends in demographics; consumer preferences, expectations and needs; and unexpected weather conditions, public health issues (including pandemics and quarantines and related shut-downs, re-openings, or other actions by the government) or natural disasters, while also managing appropriate inventory levels in our stores and distribution or fulfillment centers and maintaining an excellent customer experience. It is difficult to successfully predict the products and services our customers will demand. As our customers begin to expect a more personalized experience, our ability to collect, use and protect relevant customer data is important to our ability to effectively meet their expectations. Our ability to collect and use that data, however, is subject to a number of external factors, including the impact of legislation or regulations governing data privacy and security. In addition, each of our primary customer groups has different needs and expectations, many of which evolve as the demographics in a particular customer group change. We also need to offer more localized assortments of our merchandise to appeal to local cultural and demographic tastes within each customer group. If we do not successfully differentiate the shopping experience to meet the individual needs and expectations of or within a customer group, we may lose market share with respect to those customers.
Customer expectations about the methods by which they purchase and receive products or services are also becoming more demanding. Customers routinely use technology and a variety of electronic devices and digital platforms to rapidly compare products and prices, read product reviews, determine real-time product availability, and purchase products. Once products are purchased, customers are seeking alternate options for delivery of those products, and they often expect quick, timely, and low-price or free delivery and/or convenient pickup options. We must continually anticipate and adapt to these changes in the purchasing process. We have our BOSS, BOPIS, BODFS and direct fulfillment delivery options, but we cannot guarantee that these or future programs will be maintained and implemented successfully or that we will be able to meet customer expectations on delivery or pickup times, options and costs.
In addition, a greater concentration of online sales with direct fulfillment or curbside pickup could result in a reduction in the amount of traffic in our stores, which would, in turn, reduce the opportunities for cross-selling of merchandise that such traffic creates and could reduce our overall sales and adversely affect our financial performance.
Failure to provide a compelling online presence; to timely identify or respond to changing consumer preferences, expectations and home improvement needs; to maintain appropriate inventory; to provide quick and low-price or free delivery alternatives and convenient pickup options; to differentiate the customer experience for our primary customer groups; and to effectively implement an increasingly localized merchandising assortment could adversely affect our relationship with customers, the demand for our products and services, and our market share.
A positive brand and reputation are critical to our business success, and, if our brand and reputation are damaged, it could negatively impact our relationships with our customers, associates, suppliers and vendors, and, consequently, our business and results of operations.
Our brand and reputation are critical to attracting customers, associates, suppliers and vendors to do business with us. We must continue to manage and protect our brand and reputation. Negative incidents can erode trust and confidence quickly, and adverse publicity about us could damage our brand and reputation, undermine our customers’ confidence, reduce demand for our products and services, affect our ability to recruit, engage, motivate and retain associates, attract regulatory scrutiny, and impact our relationships with current and potential suppliers and vendors. Further, our actual or perceived position or lack of position on social, environmental, political, public policy or other sensitive issues, and any perceived lack of transparency about those matters, could harm our reputation with certain groups. Customers are also increasingly using social media to provide feedback and information about our Company, including our products and services, in a manner that can be quickly and broadly disseminated. Negative sentiment about the Company shared over social media could impact our brand and reputation, whether or not it is based in fact.
The implementation of initiatives to build One Supply Chain and create the One Home Depot experience could disrupt our operations in the near term, and these initiatives might not provide the anticipated benefits or might fail.
We have been substantially increasing our investments to create the One Home Depot experience, including significant investments over several years to build One Supply Chain. These investments are designed to streamline our operations to allow our associates to continue to provide high-quality service to our customers; simplify customer interactions; provide our customers with a more interconnected shopping experience; and create the fastest, most efficient delivery network for home improvement products. Failure to choose the right investments and implement them in the right manner and at the right pace could disrupt our operations. Creating the One Home Depot experience requires significant investment in our operations and information technology systems, as well as the development and execution of new processes, systems and support. Building One Supply Chain also involves significant real estate projects as we expand our distribution network. If we are unable to effectively manage the volume, timing, nature and cost of these investments, projects and changes, our business operations and financial results could be materially and adversely affected. The cost and potential problems, defects of design, and interruptions associated with the implementation of these initiatives, including those associated with managing third-party service providers, employing new web-based tools and services, implementing new technologies, implementing and restructuring support systems and processes, identifying appropriate facility locations, and addressing impacts on inventory levels, could disrupt or reduce the efficiency of our operations in the near term, lead to product availability issues, and impact our profitability.
In addition, our stores are a key element of the One Home Depot experience by serving as the hub of our customers’ interconnected shopping experience. We have an aging store base that requires maintenance, investment, and space reallocation initiatives to deliver the shopping experience that our customers desire. Our investments in our stores may not deliver the relevant shopping experience our customers expect or fully support an interconnected shopping experience. We must also maintain a safe store environment for our customers and associates, as well as to protect against loss or theft of our inventory (also called “shrink”). Higher rates of shrink, which we continue to experience, can require operational changes that may increase costs and impact the customer experience.
Creating the One Home Depot experience and building One Supply Chain might not provide the anticipated benefits, it might take longer than expected to complete these initiatives or realize the anticipated benefits, or these initiatives might fail altogether, each of which could adversely impact our competitive position and our financial condition, results of operations, or cash flows.
If we are unable to effectively manage and expand our alliances and relationships with selected suppliers of both brand name and proprietary products, we may be unable to effectively execute our strategy to differentiate ourselves from our competitors.
As part of our focus on product differentiation, we have formed strategic alliances and exclusive relationships with selected suppliers to market products under a variety of well-recognized brand names. We have also developed relationships with selected suppliers to allow us to market proprietary products that are comparable to national brands. Our proprietary products differentiate us from other retailers, generally carry higher margins than national brand products, and represent a growing portion of our business. If we are unable to manage and expand these alliances and relationships, maintain favorable terms with current suppliers, or identify alternative sources for comparable brand name and proprietary products, we may not be able to effectively execute product differentiation, which may impact our sales and gross margin results.
Our strategic transactions involve risks, which could have an adverse impact on our business, financial condition and results of operations, and we may not realize the anticipated benefits of these transactions.
We regularly consider and enter into strategic transactions, including mergers, acquisitions, investments, alliances, and other growth and market expansion strategies, with the expectation that these transactions will result in increases in sales, cost savings, synergies and various other benefits. In the fourth quarter of fiscal 2020, we acquired HD Supply, a leading national distributor of MRO products in the multifamily and hospitality end markets. Assessing the viability and realizing the benefits of the HD Supply acquisition and our other transactions is subject to significant uncertainty. For each of our acquisitions, we need to determine the appropriate level of integration of the target company’s products, services, associates, and information technology, financial, human resources, compliance, and other systems and processes, and then successfully manage that integration into our corporate structure. Integration can be a complex and time-consuming process, and if the integration is not fully successful or is delayed for a material period of time, we may not achieve the anticipated synergies or benefits of the acquisition. In addition, the integration of businesses may create complexity in our financial systems, internal controls, and operations and make them more difficult to manage. Furthermore, even if the target companies are successfully integrated, the acquisitions may fail to further our business strategy as anticipated, expose us to increased competition or challenges with respect to our products or services, and expose us to additional liabilities. Any failure in the execution of a strategic transaction, our approach to the integration of an acquired asset or business, or achieving expected synergies or other benefits could result in slower growth, higher than expected costs, the recording of an impairment of goodwill or other intangible assets, and other actions which could adversely affect our business, financial condition and results of operations.
Operational Risks
Our success depends upon our ability to attract, develop and retain highly qualified associates to provide excellent customer service and to support our strategic initiatives while also controlling our labor costs.

Our customers expect a high level of customer service and product knowledge from our associates. To meet the needs and expectations of our customers, we must attract, develop and retain a large number of highly qualified associates. Our ability to meet our labor needs while controlling labor costs is subject to numerous external factors, including market pressures with respect to prevailing wage rates, unemployment levels, and health and other insurance costs; the impact of legislation or regulations governing labor relations, immigration, minimum wage, and healthcare benefits; changing demographics; and our reputation within the labor market. We also compete with other retail businesses for many of our associates in hourly positions, and we invest significant resources in training and motivating them to maintain a high level of job satisfaction. These positions have historically had high turnover rates, which can lead to increased training and retention costs, particularly in a competitive labor market.
In addition, in order to continue to create the One Home Depot experience and build One Supply Chain, we must attract and retain a large number of skilled professionals, including technology professionals, to implement our ongoing technology and other strategic investments. The market for these professionals is increasingly competitive. An inability to provide wages and/or benefits that are competitive within the markets in which we operate could adversely affect our ability to retain and attract associates. Further, changes in market compensation rates may adversely affect our labor costs.
Additionally, our ability to successfully execute organizational changes, including management transitions within the Company's senior leadership, and to effectively motivate and retain associates are critical to our business success. If we are unable to locate, to attract or to retain qualified associates, or manage leadership transition successfully, the quality of service we provide to our customers may decrease and our financial performance may be adversely affected.
A failure of a key information technology system or process could adversely affect our business.
We rely extensively on information technology systems and related personnel to collect, analyze, process, store, manage and protect transactions and data. Some of these systems are managed or provided by third-party service providers, including certain cloud platform providers. In managing our business, we also rely heavily on the integrity of, security of, and consistent access to, this operational and financial data for information such as sales, customer data, associate data, demand forecasting, merchandise ordering, inventory replenishment, supply chain management, payment processing, order fulfillment, customer service, and post-purchase matters. For these information technology systems, applications, and processes to operate effectively, we or our service providers must maintain and update them. Delays in the maintenance, updates, upgrading, or patching of these systems, applications or processes could impair, and on occasion have impaired, their effectiveness or expose us to security risks. Our systems and the third-party systems with which we interact are subject to and on occasion have experienced damage or interruption from a number of causes, including power and other critical infrastructure outages; computer and telecommunications failures; computer viruses; security breaches; internal or external data theft or misuse; cyber-attacks, including the use of malicious codes, worms, phishing, spyware, denial of service attacks, and ransomware; responsive containment measures by us that may involve voluntarily taking systems off line; natural disasters and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, or other extreme weather events; public health concerns, such as pandemics and quarantines; acts of war, terrorism or civil unrest; other systems outages; inadequate or ineffective redundancy; and design or usage errors or malfeasance by our associates, contractors or third-party service providers. Although we and our third-party service providers seek to maintain our respective systems effectively and to successfully address the risk of compromise of the integrity, security and consistent operations of these systems, such efforts are not always successful. As a result, we or our service providers could experience errors, interruptions, delays or cessations of service in key portions of our information technology infrastructure, which could significantly disrupt our operations or impair data security, and be costly, time consuming and resource-intensive to remedy.
In addition, we are currently making, and expect to continue to make, substantial investments in our information technology systems, infrastructure and personnel, in certain cases with the assistance of strategic partners and other third-party service providers. These investments involve replacing existing systems, some of which are older, legacy systems that are less flexible and efficient, with successor systems; outsourcing certain technology to third-party service providers; making changes to existing systems, including the migration of applications to the cloud; maintaining or enhancing legacy systems that are not currently being replaced; or designing or cost-effectively acquiring new systems with new functionality. These efforts can result in significant potential risks, including failure of the systems to operate as designed, potential loss or corruption of data, changes in security processes and internal controls, cost overruns, implementation delays or errors, disruption of operations, and the potential inability to meet business and reporting requirements. Any system implementation and transition difficulty may result in operational challenges, security failures, reputational harm, and increased costs that could adversely affect our business operations and results of operations.

Disruptions in our customer-facing technology systems could impair our interconnected retail strategy and give rise to negative customer experiences.
Through our information technology systems, we are able to provide an improved overall shopping and interconnected experience that empowers our customers to shop and interact with us from a variety of electronic devices and digital platforms. We use our digital platforms both as sales channels for our products and services and also as methods of providing inspiration, as well as product, project, and other relevant information to our customers to drive sales. We also have multiple online communities and knowledge centers that allow us to inform, assist and interact with our customers. The retail industry is continually evolving and expanding, and we must effectively respond to new developments and changing customer preferences with respect to an interconnected experience. We continually seek to enhance all of our online and digital properties to provide an attractive, user-friendly interface for our customers. Disruptions, delays, failures or other performance issues with these customer-facing technology systems, or a failure of these systems to meet our or our customers’ expectations, could impair the benefits that they provide to our business and negatively affect our relationship with our customers.
Disruptions in our supply chain and other factors affecting the distribution of our merchandise could adversely impact our business.
A disruption within our logistics or supply chain network could adversely affect our ability to deliver inventory in a timely manner, which could impair our ability to meet customer demand for products and result in lost sales, increased supply chain costs, or damage to our reputation. Such disruptions may result from damage or destruction to our distribution or fulfillment centers; weather-related events; natural disasters; international trade disputes or trade policy changes or restrictions; tariffs or import-related taxes; third-party strikes, lock-outs, work stoppages or slowdowns; shortages of supply chain labor, including truck drivers; shipping capacity constraints, including shortages of related equipment; third-party contract disputes; supply or shipping interruptions or costs; military conflicts; acts of terrorism; public health issues, including pandemics or quarantines (such as the COVID-19 pandemic) and related shut-downs, re-openings, or other actions by the government; civil unrest; or other factors beyond our control. In recent years, U.S. ports, particularly those located on the West coast, have been impacted by capacity constraints, port congestion and delays, periodic labor disputes, security issues, weather-related events, and natural disasters, which have been further exacerbated by the pandemic. Disruptions to our supply chain due to any of the factors listed above could negatively impact our financial performance or financial condition.
If our efforts to maintain the privacy and security of customer, associate, supplier and Company information are not successful, we could incur substantial costs and reputational damage and could become subject to litigation and enforcement actions.
Our business, like that of most retailers, involves the collection, storage, management, transmission and deletion of customers’ personal information, preferences, and payment card information, as well as other confidential and sensitive information, such as personal information about our associates and our suppliers and confidential Company information. We also work with third-party vendors and service providers that provide technology, systems and services that we use in connection with the collection, storage and transmission of this information. Our information systems, and those of our third-party service providers, are vulnerable to an increasing threat of continually evolving data protection and cybersecurity risks. Unauthorized parties have in the past gained access, and will continue to attempt to gain access to, these systems and data through fraud or other means of deceiving our associates or third-party service providers. Hardware, software or applications we develop or obtain from third parties may contain defects in design, maintenance or manufacture or other problems that could unexpectedly compromise information security. We face the risk of exploitation of our software providers and our software development and implementation process, including from coding and process vulnerabilities and the installation of so-called back doors that provide unauthorized access to systems and data. The methods used to obtain unauthorized access, disable or degrade service, or sabotage systems are also constantly changing and evolving and may be difficult to anticipate or detect for long periods of time. We have implemented and regularly review and update our systems, processes, and procedures to protect against unauthorized access to or use of data and to prevent data loss. However, the ever-evolving threats mean we and our third-party service providers must continually evaluate and adapt our respective systems and processes and overall security environment, as well as those of any companies we acquire. There is no guarantee that these measures will be adequate to safeguard against all data security breaches, system compromises or misuses of data. As we have experienced, any significant compromise or breach of our data security, whether external or internal, or misuse of customer, associate, supplier or Company data, could result in significant costs, including costs to investigate and remediate, as well as lost sales, fines, lawsuits, and damage to our reputation. Furthermore, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of a compromise, we may be unable to anticipate these techniques or to implement adequate preventative measures and we or our third-party service providers may not discover any security breach, vulnerability or compromise of information for a significant period of time after the security incident occurs.
In addition, data governance failures can adversely affect our reputation and business. Our business depends on our customers’ willingness to entrust us with their personal information. Events that adversely affect that trust, including inadequate disclosure to our customers of our uses of their information or failing to keep our information technology systems and our customers’ sensitive information secure from significant attack, theft, damage, loss or unauthorized disclosure or access, whether as a result of our action or inaction (including human error or malfeasance) or that of our service providers or other third parties, could adversely affect our brand and reputation. Further, the regulatory environment related to data privacy and cybersecurity is constantly changing, with new and increasingly rigorous requirements applicable to our business. The implementation of these requirements has also become more complex. Maintaining our compliance with those requirements, including recently enacted state consumer privacy laws, may require significant effort and cost, require changes to our business practices, and limit our ability to obtain data used to provide a personalized customer experience. In addition, failure to comply with applicable requirements could subject us to fines, sanctions, governmental investigations, lawsuits or reputational damage.
We are subject to payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability, and potentially disrupt our business.
We accept payments using a variety of methods, including credit and debit cards, our private label credit cards, cash, checks, PayPal, an installment loan program, trade credit, and gift cards, and we may offer new payment options over time. Acceptance of these payment options subjects us to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. These requirements may change over time or be reinterpreted, making compliance more difficult, costly, or uncertain. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, and other forms of electronic payment. If these companies become unable to provide these services to us, or if their systems are compromised, it could potentially disrupt our business. The payment methods that we offer also subject us to potential fraud and theft by threat actors, who are becoming increasingly more sophisticated, seeking to obtain unauthorized access to or exploit weaknesses that may exist in our payments and payment processing systems. If we fail to comply with applicable rules or requirements for the payment methods we accept, or if payment-related data is compromised due to a breach or misuse of data, we may be liable for costs incurred by payment card issuing banks and other third parties or subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments may be impaired. In addition, our customers could lose confidence in certain payment types, which may result in a shift to other payment types or potential changes to our payment systems that may result in higher costs. As a result, our business and operating results could be adversely affected.
Our business is subject to seasonal influences, and uncharacteristic or significant weather conditions, alone or together with natural disasters, as well as other catastrophic events, could impact our operations.
Natural disasters, such as hurricanes and tropical storms, fires, floods, tornadoes, and earthquakes; unseasonable, or unexpected or extreme weather conditions; acts of terrorism or violence, including active shooter situations; public health concerns, such as pandemics and quarantines and related shut-downs, re-openings, or other actions by the government; civil unrest; or similar disruptions and catastrophic events can affect consumer spending and confidence and consumers’ disposable income, particularly with respect to home improvement or construction projects, and could have an adverse effect on our financial performance. These types of events can also adversely affect our work force and prevent associates and customers from reaching our stores and other facilities. They can also, temporarily or on a long-term basis, disrupt or disable operations of stores, support centers, and portions of our supply chain and distribution network, including causing reductions in the availability of inventory and disruption of utility services. In addition, these events may affect our information systems and digital platforms, resulting in disruption to various aspects of our operations, including our ability to transact with customers and fulfill orders and to communicate with our stores. Unseasonable, unexpected or extreme weather conditions such as excessive precipitation, warm temperatures during the winter season, or prolonged or extreme periods of warm or cold temperatures, could render a portion of our inventory incompatible with customer needs. As a consequence of these or other catastrophic or uncharacteristic events, we may experience interruption to our operations, increased costs, or losses of property, equipment or inventory, which would adversely affect our revenue and profitability.

If we fail to identify and develop relationships with a sufficient number of qualified suppliers, or if our suppliers experience financial difficulties or other challenges, our ability to timely and efficiently access products that meet our high standards for quality could be adversely affected.
We buy our products from suppliers located throughout the world. Our ability to continue to identify and develop relationships with qualified suppliers who can satisfy our high standards for quality and responsible sourcing, as well as our need to access products in a timely and efficient manner, is a significant challenge. Our ability to access products from our suppliers can be adversely affected by political instability, civil unrest, military conflict, acts of terrorism or violence, public health issues (including pandemics and quarantines and related shut-downs, re-openings, or other actions by the government), the financial instability of suppliers, suppliers’ noncompliance with applicable laws, trade restrictions, tariffs, currency exchange rates, any disruptions in our suppliers’ logistics or supply chain networks or information technology systems, and other factors beyond our or our suppliers’ control. If we are unable to access products to meet our customers’ demands and expectations in a timely and efficient manner, our sales and gross margin results may be adversely impacted.
Failure to achieve and maintain a high level of product and service quality and safety could damage our image with customers, expose us to litigation, and negatively impact our sales and results of operations.
Product and service quality issues could negatively impact customer confidence in our brands and our Company. If our product and service offerings do not meet applicable safety standards or our customers’ expectations regarding safety or quality, we could experience lost sales and increased costs and be exposed to legal, financial and reputational risks, as well as governmental enforcement actions. Actual, potential or perceived product safety concerns, including health-related concerns, could expose us to litigation, as well as government enforcement actions, and result in costly product recalls and other liabilities. We seek but may not be successful in obtaining contractual indemnification and insurance coverage from our suppliers and service providers. If we do not have adequate contractual indemnification or insurance available, such claims could have an adverse effect on our business, financial condition and results of operations. Even with adequate insurance and indemnification, our reputation as a provider of high-quality products and services, including both national brand names and our proprietary products, could suffer, damaging our reputation and impacting customer loyalty. In addition, we and our customers have expectations around responsible sourcing. All of our suppliers must comply with our responsible sourcing standards, which cover a variety of expectations across multiple areas of social compliance, including supply chain transparency, health and safety, environment, compensation, hours of work, and prohibitions on child and forced labor. We have a responsible sourcing audit process, but we are also dependent on our suppliers to ensure that the products and services we provide comply with our standards.
Our proprietary products subject us to certain increased risks, including regulatory, product liability, intellectual property, supplier relations, and reputational risks.
As we expand our proprietary product offerings, in addition to other product-related risks discussed in this section, we may become subject to increased risks due to our greater role in the design, manufacture, marketing and sale of those products. The risks include greater responsibility to administer and comply with applicable regulatory requirements, increased potential product liability and product recall exposure, and increased potential reputational risks related to the responsible sourcing of those products. To effectively execute on our product differentiation strategy, we must also be able to successfully protect our proprietary rights and successfully navigate and avoid claims related to the proprietary rights of third parties. In addition, an increase in sales of our proprietary products may adversely affect sales of our suppliers’ products, which in turn could adversely affect our relationships with certain of our suppliers. Any failure to appropriately address some or all of these risks could damage our reputation and have an adverse effect on our business, results of operations, and financial condition.
If we are unable to effectively manage our installation services business, we could suffer lost sales and be subject to fines, lawsuits and reputational damage, or the loss of our general contractor licenses.
We act as a general contractor to provide installation services to our DIFM customers through professional third-party installers. As such, we are subject to regulatory requirements and risks applicable to general contractors, which include management of licensing, permitting, handling of environmental risks, and quality of work performed by our third-party installers. We have established processes and procedures to manage these requirements and ensure customer satisfaction with the services provided by our third-party installers. However, as we experienced with our recent EPA investigation and resulting consent decree, if we fail to manage these processes effectively, to perform regular job site inspections, or to provide proper oversight of these services, we could suffer lost sales, fines, lawsuits, or governmental enforcement actions for violations of regulatory requirements, as well as claims for property damage or personal injury. In addition, we may suffer damage to our reputation or the loss of our general contractor licenses, which could adversely affect our business.

Legal, Financial, Regulatory, Global and Other External Risks
Uncertainty regarding the housing market, economic conditions, political and social climate, public health issues, and other factors beyond our control could adversely affect demand for our products and services, our costs of doing business, and our financial performance.
Our financial performance depends significantly on the stability of the housing and home improvement markets, as well as general economic conditions, including changes in gross domestic product. Adverse conditions in or uncertainty about these markets, the economy or the political or social climate could adversely impact our customers’ confidence or financial condition, causing them to decide against purchasing home improvement products and services, causing them to delay purchasing decisions, or impacting their ability to pay for products and services. Other factors beyond our control – including unemployment and foreclosure rates; inventory loss due to theft; interest rate fluctuations; fuel and other energy costs; labor and healthcare costs; the availability of financing; the state of the credit markets, including mortgages, home equity loans and consumer credit; changes in tax rates and policy; weather; natural disasters; acts of terrorism or violence, including active shooter situations; public health issues, including pandemics and quarantines and related shut-downs, re-openings, or other actions by the government; civil unrest; and other conditions beyond our control – could further adversely affect demand for our products and services, our costs of doing business, and our financial performance. Further, our MRO customers, who have higher spend and longer-term relationships than a typical retail customer, primarily use trade credit to finance their purchases. As a result, their ability to pay is highly dependent on the economic strength of the industry in their area.
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
The COVID-19 pandemic has created significant public health concerns as well as economic disruption, uncertainty, and volatility, all of which have impacted and may continue to impact our business. While we have taken numerous steps to mitigate the impact of the pandemic on our results of operations, there can be no assurance that these efforts will be successful. Similarly, the recovery from the pandemic, including the widespread roll-out of vaccines, introduces additional uncertainty and volatility.
Due to numerous uncertainties and factors beyond our control, we are unable to predict the impact that the pandemic and the recovery will have going forward on our business, results of operations, cash flows, and financial condition. These factors and uncertainties include, but are not limited to:
•the severity and duration of the pandemic, including whether there are additional “waves” or other continued periods of increases or spikes in the number of COVID-19 cases (including those caused by current or future mutations or related strains of the virus) in future periods in areas in which we or our suppliers operate;
•the rapidly changing and fluid circumstances caused by the pandemic and efforts to recover from it and our ability to respond quickly enough or appropriately to those circumstances;
•the duration and degree of governmental, business or other actions in response to the pandemic, including but not limited to quarantine or shut-down measures and other governmental orders; restrictions on our operations up to and including complete or partial closure of our stores, facilities, and distribution and fulfillment centers; economic measures; access to unemployment compensation; fiscal policy changes; or additional measures that may yet be enacted;
•the health of, and effect of the pandemic on, our associates and our ability to maintain staffing needs to effectively operate our business, including the impact of and uncertainty related to vaccination efforts;
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
In addition, we have seen an increase in spending on home improvement products and projects during the pandemic, as customers have focused on their homes and have spent less on other items like travel and entertainment. As the pandemic begins to subside, customers may shift their spending away from home improvement and back to other areas, which may have an adverse impact on our sales.
The above factors and uncertainties, or others of which we are not currently aware, may result in adverse impacts to our business, results of operations, cash flows, and financial condition. In addition to the factors above, the COVID-19 pandemic has subjected our business to a number of risks, including, but not limited to those discussed below:
Associate and Customer Safety-Related Risks. In response to the COVID-19 pandemic, we have taken a number of actions across our business to help protect our associates, customers, and others in the communities we serve. These measures include, among other things, adjusted store hours; increased cleaning and sanitizing measures; limits on customer traffic in stores to maintain physical and social distancing protocols; other physical and social distancing efforts such as markings on floors, signage, plexiglass shields and mask requirements; providing masks and thermometers to associates in stores and distribution and fulfillment centers; instituting curbside pickup from stores; and cancellation or modification of certain annual merchandising events to avoid driving additional traffic to stores that might undermine our efforts to prioritize safety. In certain jurisdictions, we temporarily ceased sales or delayed commencement of certain in-home services deemed non-essential early in the pandemic, and we may have to do so again or in other jurisdictions. Several of these actions adversely impacted our sales, and they may continue to do so going forward. We also took other steps to support our associates, including expanding our paid time off policy to help alleviate some of the challenges our associates are facing as a result of COVID-19; instituting weekly bonuses for hourly associates in our stores and distribution and fulfillment centers; temporarily providing double pay for overtime worked; and expanding dependent care benefits. In the third quarter of fiscal 2020, we began transitioning from these temporary pay and benefits programs to permanent compensation enhancements for our frontline, hourly associates. The actions that we have taken in response to the pandemic have resulted in significant incremental costs, and we expect that we will continue to incur additional costs due to the pandemic going forward, which in turn will have an adverse impact on our results of operations.
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
Information Technology-Related Risks. As a result of the pandemic and related quarantines, shut-down orders, and similar restrictions, we have experienced increased demand for online purchases of products. While we have managed this increased volume to date without interruption, there are no assurances that we will continue to be able to do so. We have also had to rapidly modify certain technology to support our interconnected offerings in connection with the pandemic, such as the addition of curbside pickup. Disruptions, failures or other performance issues with our customer-facing technology systems, either due to the increased volume, system modifications, or other factors, could impair the benefits they provide, adversely impact our sales, and negatively affect our relationship with our customers. In addition, as more business activities have shifted online due to COVID-19 restrictions, and as many of our store support associates are working remotely, we face an increased risk due to the potential failure of internal or external information technology infrastructure as well as increased cybersecurity threats and attempts to breach our security networks.
Supply Chain-Related Risks. Circumstances related to the COVID-19 pandemic have significantly impacted the global supply chain, with restrictions and limitations on business activities and impacts of the COVID-19 pandemic causing labor shortages, capacity constraints, disruptions and delays. These issues, which may expand depending on the progression of the pandemic, are placing strain on the domestic and international supply chain, which has affected and may continue to negatively affect the flow or availability of certain products. Customer demand for certain products has also fluctuated as the pandemic has progressed and customer behaviors have changed, which has challenged our ability to anticipate and/or adjust inventory levels to meet that demand. These factors have resulted in higher out-of-stock inventory positions in certain products as well as delays in delivering those products to our distribution and fulfillment centers, stores or customers. Even if we are able to find alternate sources for certain products, they may cost more or require us to incur higher transportation costs, which could adversely impact our profitability and financial condition. Similarly, increased demand for online purchases of products has impacted our fulfillment operations, as well as those of our third-party carriers, resulting in delays in delivering products to customers. The operation of our distribution and fulfillment centers is crucial to our business operations. We have experienced, and may continue to experience, labor shortages at and temporary closures of some of our distribution and fulfillment centers, and any such labor shortages or closures, whether temporary or sustained, may adversely impact the flow or availability of products to our stores and customers. Any of these circumstances could impair our ability to meet customer demand for products and result in lost sales, increased supply chain costs, or damage to our reputation.
Financial and Liquidity Risks. In an effort to strengthen our liquidity position while navigating the COVID-19 pandemic, we took proactive steps during the first quarter of fiscal 2020, including suspending share repurchases, expanding our commercial paper program and related revolving credit facility capacity, and issuing incremental long-term debt. The increased debt levels have increased our interest expense. Further, the financial and credit markets have experienced and may continue to experience significant volatility and turmoil. Our continued access to external sources of liquidity depends on multiple factors, including the condition of debt capital markets, our operating performance, and maintaining strong credit ratings. If the impacts of the pandemic and the related recovery continue to create severe disruptions or turmoil in the financial markets, or if rating agencies lower our credit ratings, it could adversely affect our ability to access the debt markets, our cost of funds, and other terms for new debt or other sources of external liquidity. Additionally, changes in our capital allocation strategy could have adverse impacts, both short- and long-term, on our results of operations and financial position. Suspension of share repurchases impacts our earnings per share and return on invested capital, which in turn could adversely impact our stock price. We resumed our share repurchases in the first quarter of fiscal 2021, although the amount and continuation of those repurchases will be influenced by the evolving economic and pandemic environment. While not contemplated at this time, any potential suspension or reduction in our dividend declaration could have an adverse impact on investor perception and our stock price.
To the extent the COVID-19 pandemic continues to adversely affect the U.S. and global economy and/or to adversely affect our business, results of operations, cash flows, or financial condition, it may also have the effect of heightening other risks described in this section and other SEC filings, including but not limited to those related to consumer behavior and expectations, competition, brand and reputation, implementation of strategic initiatives, cybersecurity threats, technology systems disruption, supply chain disruptions, labor availability and cost, litigation, and regulatory requirements.
Our costs of doing business could increase as a result of changes in, expanded enforcement of, or adoption of new federal, state or local laws and regulations.
We are subject to various federal, state and local laws and regulations that govern numerous aspects of our business. In recent years, a number of new laws and regulations have been adopted, there has been expanded enforcement of certain existing laws and regulations by federal, state and local agencies, and the interpretation of certain laws and regulations have become increasingly complex. These laws and regulations, and related interpretations and enforcement activity, may change as a result of a variety of factors, including political, economic or social events. Changes in, expanded enforcement of, or adoption of new federal, state or local laws and regulations governing minimum wage or living wage requirements; the classification of exempt and non-exempt employees; the distinction between employees and contractors; other wage, labor or workplace regulations; healthcare; data privacy and cybersecurity; the sale, marketing and pricing of some of our products; transportation, logistics and interstate delivery operations, including Department of Transportation regulations on vehicles and drivers; international trade; supply chain transparency; taxes, including changes to corporate tax rates; unclaimed property; energy costs and consumption; or hazardous waste disposal and other environmental matters, including with respect to our installation services business, could increase our costs of doing business or impact our operations.
In fiscal 2017, Congress enacted the Tax Act, which significantly changed how the U.S. taxes corporations. The Tax Act requires complex computations to be performed that were not previously required under U.S. tax law, significant judgments to be made in interpretation of the provisions of the Tax Act, significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. Since the enactment of the Tax Act, additional guidance has been issued by the U.S. Department of the Treasury, the IRS, and other standard-setting bodies, whose interpretations could differ from our interpretations. Further, in addition to uncertainties that continue to exist in terms of how U.S. states will react to the Tax Act, recently enacted changes in foreign countries within which we operate could have additional impacts on our effective tax rate.
If we cannot successfully manage the unique challenges presented by international markets, we may not be successful in our international operations and our sales and profitability may be negatively impacted.
Our ability to successfully conduct retail operations in, and source products and materials from, international markets is affected by many of the same risks we face in our U.S. operations, as well as unique costs and difficulties of managing international operations. Our international operations, including any expansion in international markets, may be adversely affected by local laws and customs, U.S. laws applicable to foreign operations and other foreign legal and regulatory constraints, as well as political, social and economic conditions. Risks inherent in international operations also include, among others, potential adverse tax consequences; international trade disputes, trade policy changes or potential tariffs and other import-related taxes and controls; greater difficulty in enforcing intellectual property rights; limitations on access to ports; risks associated with the Foreign Corrupt Practices Act and local anti-bribery law compliance; and challenges in our ability to identify and gain access to local suppliers. For example, trade tensions between the U.S. and China have led to a series of significant tariffs on the importation of certain product categories. As a portion of our retail products are sourced, directly or indirectly, outside of the U.S., major changes in tax or trade policies, tariffs or trade relations could adversely impact the cost of, demand for, and profitability of retail product sales in our U.S. locations. Other countries may also change their business and trade policies in anticipation of or in response to increased import tariffs and other changes in U.S. trade policy and regulations. In addition, our operations in international markets create risk due to foreign currency exchange rates and fluctuations in those rates, which may adversely impact our sales and profitability.
The inflation or deflation of commodity prices could affect our prices, demand for our products, our sales and our profit margins.
Prices of certain commodity products, including lumber and other raw materials, are historically volatile and are subject to fluctuations arising from changes in domestic and international supply and demand, labor costs, competition, market speculation, government regulations, tariffs and trade restrictions, and periodic delays in delivery. Rapid and significant changes in commodity prices, such as changes in lumber prices, may affect the demand for our products, our sales and our profit margins.
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
GAAP and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, such as asset impairment, inventories, lease obligations, self-insurance, vendor allowances, tax matters, business combinations, and litigation, are complex and involve many subjective assumptions, estimates and judgments. Changes in accounting standards or their interpretation or changes in underlying assumptions, estimates or judgments, including due to uncertainty in the current environment resulting from the COVID-19 pandemic, could significantly change our reported or expected financial performance or financial condition. The implementation of new accounting standards could also require certain systems, internal process, internal control, and other changes that could increase our operating costs.
We are involved in a number of legal, regulatory and governmental enforcement proceedings, and while we cannot predict the outcomes of those proceedings and other contingencies with certainty, some of these outcomes may adversely affect our operations or increase our costs.
We are involved in a number of legal proceedings and regulatory matters, including government inquiries and investigations, and consumer, employment, tort and other litigation that arise from time to time in the ordinary course of business. Litigation is inherently unpredictable, and the outcome of some of these proceedings and other contingencies could require us to take or refrain from taking actions which could adversely affect our operations or could result in excessive adverse verdicts or results. Additionally, involvement in these lawsuits, investigations and inquiries, and other proceedings, as well as compliance with any settlements or consent decrees that result from those proceedings, may involve significant expense, divert management’s attention and resources from other matters, and impact the reputation of the Company.
Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties.
The percentage of our owned versus leased facilities in operation at the end of fiscal 2020, along with the total square footage, follows:

square footage in millions	Owned	Leased	Total Square Footage
Stores (1)	90%	10%	238.6
Warehouses and distribution centers	5%	95%	75.9
Offices and other	23%	77%	5.1
Total			319.6
—————
(1)Our owned stores include those subject to ground leases.
Our U.S. store locations at the end of fiscal 2020 follow:

U.S.	Stores	U.S.	Stores
Alabama	28	Montana	6
Alaska	7	Nebraska	8
Arizona	56	Nevada	21
Arkansas	14	New Hampshire	20
California	232	New Jersey	67
Colorado	46	New Mexico	13
Connecticut	30	New York	101
Delaware	9	North Carolina	40
District of Columbia	1	North Dakota	2
Florida	155	Ohio	70
Georgia	90	Oklahoma	16
Guam	1	Oregon	27
Hawaii	7	Pennsylvania	70
Idaho	11	Puerto Rico	10
Illinois	76	Rhode Island	8
Indiana	24	South Carolina	26
Iowa	10	South Dakota	1
Kansas	16	Tennessee	39
Kentucky	14	Texas	180
Louisiana	28	Utah	22
Maine	11	Vermont	3
Maryland	41	Virgin Islands	2
Massachusetts	45	Virginia	49
Michigan	70	Washington	45
Minnesota	33	West Virginia	6
Mississippi	14	Wisconsin	27
Missouri	34	Wyoming	5
		Total U.S.	1,987

Our store locations outside of the U.S. at the end of fiscal 2020 follow:

Canada	Stores	Mexico	Stores
Alberta	27	Aguascalientes	2
British Columbia	26	Baja California	6
Manitoba	6	Baja California Sur	2
New Brunswick	3	Campeche	2
Newfoundland	1	Chiapas	2
Nova Scotia	4	Chihuahua	5
Ontario	88	Coahuila	5
Prince Edward Island	1	Colima	2
Quebec	22	Distrito Federal	10
Saskatchewan	4	Durango	1
Total Canada	182	Guanajuato	5
		Guerrero	2
		Hidalgo	1
		Jalisco	8
		Michoacán	4
		Morelos	3
		Nayarit	1
		Nuevo León	11
		Oaxaca	1
		Puebla	5
		Querétaro	4
		Quintana Roo	3
		San Luis Potosí	2
		Sinaloa	5
		Sonora	4
		State of Mexico	16
		Tabasco	1
		Tamaulipas	5
		Tlaxcala	1
		Veracruz	5
		Yucatán	2
		Zacatecas	1
		Total Mexico	127
Item 3. Legal Proceedings.
SEC regulations require us to disclose certain information about proceedings arising under federal, state or local environmental regulations if we reasonably believe that such proceedings may result in monetary sanctions above a stated threshold. Pursuant to SEC regulations, the Company uses a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required.
As previously reported, in January 2017, we became aware of an investigation by the criminal investigation division of the EPA into our compliance with lead-safe work practices for certain jobs performed through our installation services business. We have also previously responded to civil document requests from several EPA regions. In the second quarter of fiscal 2018, we received a subpoena for documents from the EPA civil enforcement division. In the second quarter of fiscal 2019, we received a grand jury subpoena from the U.S. Attorney for the Northern District of Georgia and an amendment of the subpoena from the EPA civil enforcement division. In December 2020, we entered into a civil consent decree with the U.S. Department of Justice, the EPA, and the States of Utah, Massachusetts and Rhode Island, which requires certain changes to lead-safe work practices in our installation services business and the payment of a penalty of $20.75 million, and filed the decree with the United States District Court for the Northern District of Georgia for approval. The consent decree resolves the allegations on a nationwide basis, and we anticipate court approval of the consent decree in the first half of fiscal 2021. In addition, as previously reported in the third quarter of fiscal 2020, we were informed by the United States Attorney for the Northern District of Georgia that the government is declining to pursue criminal charges related to the investigation of our lead-safe work practices.
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
At March 5, 2021, there were approximately 116,000 holders of record of our common stock and approximately 3,735,000 additional “street name” holders whose shares are held of record by banks, brokers, and other financial institutions.
Stock Performance Graph
The graph and table below present our cumulative total shareholder returns relative to the performance of the S&P Retail Composite Index and the S&P 500 Index for the five most recent fiscal years. The graph assumes $100 was invested at the closing price of our common stock on the NYSE and in each index on the last trading day of fiscal 2015 and assumes that all dividends were reinvested on the date paid. The points on the graph represent fiscal year-end amounts based on the last trading day in each fiscal year.

—●—	The Home Depot	—◆—	S&P Retail Composite Index	—■—	S&P 500 Index

	Fiscal Year Ended
	January 31, 2016	January 29, 2017	January 28, 2018	February 3, 2019	February 2, 2020	January 31, 2021
The Home Depot	$100.00	$112.34	$172.17	$156.60	$199.00	$241.94
S&P Retail Composite Index	100.00	118.55	172.18	181.29	218.65	309.14
S&P 500 Index	100.00	120.86	154.33	148.35	180.31	211.39
Issuer Purchases of Equity Securities
The number and average price of shares purchased in each fiscal month of the fourth quarter of fiscal 2020 follow:

Period	Total Number of Shares Purchased(1) (3)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
November 2, 2020 – November 29, 2020	2,278	$273.99	—	$7,680,368,043
November 30, 2020 – December 27, 2020	530	269.44	—	7,680,368,043
December 28, 2020 – January 31, 2021	1,148	269.81	—	7,680,368,043
Total	3,956	272.17	—
—————
(1)These amounts include repurchases pursuant to our Amended and Restated 2005 Omnibus Stock Incentive Plan and our 1997 Omnibus Stock Incentive Plan (collectively, the "Plans"). Under the Plans, participants may surrender shares as payment of applicable tax withholding on the vesting of restricted stock awards. Participants in the Plans may also exercise stock options by surrendering shares of common stock that the participants already own as payment of the exercise price. Shares so surrendered by participants in the Plans are repurchased pursuant to the terms of the Plans and applicable award agreement and not pursuant to publicly announced share repurchase programs.
(2)In February 2019, our Board of Directors authorized $15.0 billion in share repurchases that replaced the previous authorization. The authorization does not have a prescribed expiration date.
(3)On March 13, 2020, we suspended our share repurchases. We resumed share repurchases in the first quarter of fiscal 2021.
Sales of Unregistered Securities
During the fourth quarter of fiscal 2020, we issued 435 deferred stock units under the Home Depot, Inc. Nonemployee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of the SEC’s Regulation D thereunder. The deferred stock units were credited to the accounts of those non-employee directors who elected to receive all or a portion of board retainers in the form of deferred stock units instead of cash during the fourth quarter of fiscal 2020. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.
During the fourth quarter of fiscal 2020, we credited 11,539 deferred stock units to participant accounts under the Restoration Plan pursuant to an exemption from the registration requirements of the Securities Act for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.
Item 6. Selected Financial Data.
The information required by Item 301 of Regulation S-K is incorporated by reference to page F-1 of this report. Quarterly financial data previously required by item 302 of Regulation S-K has been omitted as we have elected to early adopt the changes to Item 302 contained in SEC Release No. 33-10890.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Our MD&A includes the following sections:
•Executive Summary
•Results of Operations and Non-GAAP Measures
•Liquidity and Capital Resources
•Critical Accounting Policies
Executive Summary
Highlights of our annual financial performance follow:

dollars in millions, except per share data	Fiscal	Fiscal	Fiscal
	2020	2019	2018
Net sales	$132,110	$110,225	$108,203
Net earnings	12,866	11,242	11,121

Diluted earnings per share	$11.94	$10.25	$9.73

Net cash provided by operating activities	$18,839	$13,687	$13,165
Payments for businesses acquired, net	7,780	—	21
Proceeds from long-term debt, net of discounts and premiums	7,933	3,420	3,466
Repayments of long-term debt	2,872	1,070	1,209
Repurchases of common stock	791	6,965	9,963
—————
Note: Fiscal 2020 and fiscal 2019 include 52 weeks. Fiscal 2018 includes 53 weeks.
We reported net sales of $132.1 billion in fiscal 2020. Net earnings were $12.9 billion, or $11.94 per diluted share. We opened two new stores in Mexico and three new stores in the U.S. during fiscal 2020, for a total store count of 2,296 at January 31, 2021. At the end of fiscal 2020, a total of 309 of our stores, or 13.5%, were located in Canada and Mexico. Total sales per retail square foot were $543.74 in fiscal 2020. Our inventory turnover ratio was 5.8 times at the end of fiscal 2020, up from 4.9 times last year, driven by a significant increase in customer demand across core merchandising departments.
We generated $18.8 billion of cash flow from operations and issued $7.9 billion of long-term debt, net of discounts and premiums, during fiscal 2020. These funds, together with cash on hand, were used to acquire HD Supply for net consideration of $7.8 billion, pay $6.5 billion of dividends, repay an aggregate of $2.9 billion of long-term debt, fund $2.5 billion in capital expenditures, repay $974 million of net short-term borrowings, and fund cash payments of $791 million for share repurchases before we suspended share repurchases in March 2020. We resumed share repurchases in the first quarter of fiscal 2021. In February 2021, we announced a 10% increase in our quarterly cash dividend to $1.65 per share.
Our ROIC was 40.8% for fiscal 2020 and 45.4% for fiscal 2019. See the “Non-GAAP Financial Measures” section below for our definition and calculation of ROIC, as well as a reconciliation of NOPAT, a non-GAAP financial measure, to net earnings (the most comparable GAAP financial measure). The decrease in ROIC from fiscal 2019 primarily reflects our decision to temporarily enhance our liquidity position, including the suspension of share repurchases.
In December 2020, we completed the acquisition of HD Supply, a leading national distributor of MRO products in the multifamily and hospitality end markets. We believe the acquisition of HD Supply will help position the Company to accelerate sales growth by better serving both existing and new MRO customers. See Note 12 to our consolidated financial statements for further discussion of the HD Supply acquisition.
COVID-19
The outbreak of the COVID-19 coronavirus, which was declared a pandemic by the World Health Organization in March 2020, has led to adverse impacts on the U.S. and global economies and has impacted and continues to impact our supply chain, operations, and customer demand. Even though the Company has taken measures to adapt to operating in this challenging environment, the pandemic could further affect our operations and the operations of our suppliers and vendors as a result of additional shut-downs or other governmental orders; restrictions and limitations on travel, logistics and other business activities; potential product and labor shortages; limitations on store or facility operations up to and including closures; and other governmental, business or consumer actions. As circumstances have evolved, our focus has been and continues to be on two key priorities: the safety and well-being of our associates and customers, and providing our customers and communities with the products and services that they need.
As we adapted to operations in a COVID-19 environment during fiscal 2020, we took a number of actions to promote social and physical distancing. At the beginning of the pandemic, we implemented a change to store operating hours, and we took measures to limit the number of customers in stores, which included canceling or modifying certain annual merchandising events and rolling out curbside pickup at our stores. We also shifted store support operations to remote or virtual. As we have continued to adapt and refine our approach, we have adjusted our response to better manage growing demand in the stores, including adopting a more localized approach on customer limits and expanding store hours while still focusing on promoting a safe shopping environment. In addition, masks or facial coverings are required for all associates and customers in our U.S. stores and other facilities.
The impact of COVID-19 and the actions we have taken in response to it had varying effects on our results of operations throughout fiscal 2020. Overall, we saw a significant acceleration in sales with strong performance across our departments as customers have focused on home improvement projects and repairs. As our customers continued to seek alternative methods for obtaining the products they needed, online sales grew by approximately 86% in fiscal 2020.
The increase in customer demand for certain products together with the impact of COVID-19 on our supply chain has put pressure on our ability to maintain high in-stock levels, particularly for certain high demand products. We have been able to mitigate some of the impact, however, due to the benefits from our strategic investments and by working cross-functionally and partnering with our suppliers to make real-time adjustments to our product assortments, introducing alternative products, or reducing assortments to the most popular selections in certain product categories.
Given these ongoing demands and the complexity of the current environment, we have focused on taking care of our associates by investing in additional pay and benefits, including expanded paid time off for all hourly associates to use at their discretion and the implementation of a temporary weekly bonus program. To continue to support our associates, we have transitioned away from these temporary programs and have implemented permanent compensation enhancements for frontline, hourly associates beginning in the third quarter of fiscal 2020, totaling approximately $1 billion of expected incremental expense on an annualized basis. Collectively, the enhanced pay and benefits implemented in fiscal 2020 resulted in additional expense of approximately $2.0 billion in fiscal 2020.
Although we cannot estimate the future impact of COVID-19 or the recovery from the pandemic, we believe our existing liquidity will be sufficient to continue to run our business effectively. We also believe that the investments we have made in recent years in our stores, interconnected and digital assets, associates, supply chain, and merchandising organization have allowed us to quickly adapt to shifts in customer needs and behaviors and the fluid circumstances created by the pandemic. We continue to actively monitor our business and operations and may take further actions as may be required by federal, state or local authorities or that we determine are in the best interests of our associates, customers, suppliers, vendors and shareholders.

Results of Operations and Non-GAAP Measures
The tables and discussion below should be read in conjunction with our consolidated financial statements and related notes included in this report. The following table displays the percentage relationship between net sales and major categories in our consolidated statements of earnings:

	Fiscal		Fiscal		Fiscal
	2020		2019		2018
dollars in millions	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$132,110		$110,225		$108,203
Gross profit	44,853	34.0%	37,572	34.1%	37,160	34.3%
Operating expenses:
Selling, general and administrative	24,447	18.5	19,740	17.9	19,513	18.0
Depreciation and amortization	2,128	1.6	1,989	1.8	1,870	1.7
Impairment loss	—	—	—	—	247	0.2
Total operating expenses	26,575	20.1	21,729	19.7	21,630	20.0
Operating income	18,278	13.8	15,843	14.4	15,530	14.4
Interest and other (income) expense:
Interest and investment income	(47)	—	(73)	(0.1)	(93)	(0.1)
Interest expense	1,347	1.0	1,201	1.1	1,051	1.0
Other	—	—	—	—	16	—
Interest and other, net	1,300	1.0	1,128	1.0	974	0.9
Earnings before provision for income taxes	16,978	12.9	14,715	13.3	14,556	13.5
Provision for income taxes	4,112	3.1	3,473	3.2	3,435	3.2
Net earnings	$12,866	9.7%	$11,242	10.2%	$11,121	10.3%
—————
Note: Fiscal 2020 and fiscal 2019 include 52 weeks. Fiscal 2018 includes 53 weeks. Certain percentages may not sum to totals due to rounding.

				% Change
Selected financial and sales data:	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Comparable sales (% change) (1) (6)	19.7%	3.5%	5.2%	N/A	N/A
Comparable customer transactions (% change) (1) (2) (6)	8.6%	1.1%	1.0%	N/A	N/A
Comparable average ticket (% change) (1) (2) (6)	10.5%	2.5%	4.2%	N/A	N/A
Customer transactions (in millions) (2) (3) (6)	1,756.3	1,616.0	1,620.8	8.7%	(0.3)%
Average ticket (2) (3) (4) (6)	$74.32	$67.30	$65.74	10.4%	2.4%
Sales per retail square foot (2) (3) (5) (6)	$543.74	$454.82	$446.86	19.6%	1.8%
Diluted earnings per share	$11.94	$10.25	$9.73	16.5%	5.3%
—————
(1)Fiscal 2019 compares the 52 week period in fiscal 2019 to weeks 2 through 53 in fiscal 2018. Fiscal 2018 calculations do not include results from the 53rd week of fiscal 2018 and compare weeks 1 through 52 in fiscal 2018 to the 52 week period in fiscal 2017.
(2)Does not include results for the legacy Interline Brands business, now operating as a part of The Home Depot Pro.
(3)The 53rd week of fiscal 2018 increased customer transactions by 24.5 million, added $0.01 to average ticket, and increased sales per retail square foot by $6.87.
(4)Average ticket represents the average price paid per transaction and is used by management to monitor the performance of the Company, as it represents a primary driver in measuring sales performance.
(5)Sales per retail square foot represents sales divided by the retail store square footage. Sales per retail square foot is a measure of the efficiency of sales based on the total square footage of our stores and is used by management to monitor the performance of the Company as an indicator of the productivity of owned and leased square footage for retail operations.
(6)Does not include results for HD Supply, which was acquired in December 2020.

Fiscal 2020 Compared to Fiscal 2019
Sales. We assess our sales performance by evaluating both net sales and comparable sales.
Net Sales. Net sales for fiscal 2020 increased $21.9 billion, or 19.9%, to $132.1 billion. The increase in net sales for fiscal 2020 primarily reflected the impact of positive comparable sales driven by an increase in comparable customer transactions and comparable average ticket. Online sales, which consist of sales generated online through our websites for products picked up in our stores or delivered to customer locations, represented 14.4% of net sales and grew by approximately 86% during fiscal 2020. The increase in online sales in fiscal 2020 was driven in large part by the impact of COVID-19, with customers continuing to leverage our digital platforms for their shopping needs. A stronger U.S. dollar negatively impacted sales growth by $381 million in fiscal 2020.
Comparable Sales. Comparable sales is a measure that highlights the performance of our existing locations and websites by measuring the change in net sales for a period over the comparable prior-period of equivalent length. Comparable sales includes sales at all locations, physical and online, open greater than 52 weeks (including remodels and relocations) and excludes closed stores. Retail stores become comparable on the Monday following their 52nd week of operation. Acquisitions are included in comparable sales after they have been owned for more than 52 weeks. Comparable sales is intended only as supplemental information and is not a substitute for net sales presented in accordance with GAAP.
Total comparable sales increased 19.7% in fiscal 2020, reflecting a 10.5% increase in comparable average ticket and an 8.6% increase in comparable customer transactions. The increase in comparable sales reflected a number of factors, including increased consumer demand across our core categories and the execution of our strategic efforts to drive an enhanced interconnected experience in both the physical and digital worlds. The increase in comparable average ticket and comparable customer transactions was primarily driven by an increase in the number of products sold per transaction and stronger in-store and online customer engagement, as well as commodity price inflation primarily from lumber. During fiscal 2020, 11 of our 14 merchandising departments posted double-digit positive comparable sales, while Plumbing, Kitchen and Bath, and Flooring posted high single-digit positive comparable sales when compared to last year.
Gross Profit. Gross profit increased $7.3 billion, or 19.4%, to $44.9 billion in fiscal 2020. Gross profit as a percent of net sales, or gross profit margin, was 34.0% in fiscal 2020 compared to 34.1% in fiscal 2019, reflecting a change in product mix, higher shrink and increased supply chain expense, partially offset by the benefit from lower promotional activity in fiscal 2020 as we cancelled or modified certain annual merchandising events in response to COVID-19.
Operating Expenses. Our operating expenses are composed of SG&A and depreciation and amortization.
Selling, General & Administrative. SG&A increased $4.7 billion, or 23.8%, to $24.4 billion in fiscal 2020. As a percent of net sales, SG&A was 18.5% for fiscal 2020 compared to 17.9% for fiscal 2019. The increase in SG&A as a percent of net sales for fiscal 2020 was primarily driven by an additional $2.0 billion of expense related to expanded associate pay and benefits, an additional $238 million of operational expense related to COVID-19, and additional expense related to our store success sharing program and store and field-based management bonuses, partially offset by leverage resulting from a positive comparable sales environment. SG&A in fiscal 2020 also includes transaction-related expenses of $110 million associated with the acquisition of HD Supply.
Depreciation and Amortization. Depreciation and amortization increased $139 million, or 7.0%, to $2.1 billion in fiscal 2020. As a percent of net sales, depreciation and amortization was 1.6% for fiscal 2020 compared to 1.8% in fiscal 2019. The decrease in depreciation and amortization as a percent of net sales primarily reflected leverage resulting from positive comparable sales and timing of asset additions, partially offset by strategic investments in the business.
Interest and Other, net. Interest and other, net, was $1.3 billion for fiscal 2020 compared to $1.1 billion for fiscal 2019. Interest and other, net, as a percent of net sales was 1.0% for both fiscal 2020 and fiscal 2019, and primarily reflected higher interest expense resulting from higher debt balances offset by leverage resulting from a positive comparable sales environment.
Provision for Income Taxes. Our combined effective income tax rate was 24.2% for fiscal 2020 compared to 23.6% for fiscal 2019. The provision for income taxes increased in fiscal 2020 primarily as a result of certain discrete tax benefits in fiscal 2019.

Diluted Earnings per Share. Diluted earnings per share were $11.94 for fiscal 2020 compared to $10.25 for fiscal 2019. The increase in diluted earnings per share for fiscal 2020 reflected the impact of a positive comparable sales environment, partially offset by the additional expenses incurred in response to COVID-19, as well as the incremental expense associated with our store success sharing program and store and field-based management bonuses.

Fiscal 2019 Compared to Fiscal 2018
For a comparison of our results of operations for fiscal 2019 to fiscal 2018, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended February 2, 2020, filed with the SEC on March 25, 2020.

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
The calculation of ROIC, together with a reconciliation of NOPAT to net earnings (the most comparable GAAP measure), follows:

	Fiscal	Fiscal	Fiscal
dollars in millions	2020	2019	2018
Net earnings	$12,866	$11,242	$11,121
Interest and other, net	1,300	1,128	974
Provision for income taxes	4,112	3,473	3,435
Operating income	18,278	15,843	15,530
Income tax adjustment (1)	(4,423)	(3,739)	(3,665)
NOPAT	$13,855	$12,104	$11,865

Average debt and equity (2)	$33,964	$26,686	$26,492

ROIC	40.8%	45.4%	44.8%
~~—————~~
Note: Fiscal 2020 and fiscal 2019 include 52 weeks. Fiscal 2018 includes 53 weeks.
(1)Income tax adjustment is defined as operating income multiplied by our effective tax rate for the trailing twelve months.
(2)The beginning balance of equity for fiscal 2019 was adjusted to reflect an immaterial opening balance sheet adjustment due to the adoption of Topic 842, Leases, in fiscal 2019. The beginning balance of equity for fiscal 2018 was adjusted to reflect an opening balance sheet adjustment of $75 million due to the adoption of Topic 606, Revenue from Contracts with Customers, in fiscal 2018.
Liquidity and Capital Resources
Cash and Cash Equivalents at End of Year
At January 31, 2021, we had $7.9 billion in cash and cash equivalents, of which $1.3 billion was held by our foreign subsidiaries. We believe that our current cash position, access to the long-term debt capital markets, cash flow generated from operations, and funds available from our commercial paper programs, should be sufficient not only for our operating requirements but also to enable us to complete our capital expenditure programs, fund dividend payments, fund any share repurchases, and make any required long-term debt payments through the next several fiscal years. We also intend to maintain an elevated cash position during fiscal 2021 to further enhance our strong liquidity position. In addition, we believe we have the ability to obtain alternative sources of financing, if necessary.
During fiscal 2020, we chose to defer some of our in-store strategic investments to prioritize the safety of our associates and customers in response to COVID-19. We expect to complete these investments in fiscal 2021. For fiscal 2021, we will continue to follow our disciplined approach to capital allocation, and we currently estimate capital expenditures of approximately two percent of net sales on an annual basis. However, we may adjust our capital expenditures to support the operations of the business or in response to the economic environment, as necessary or appropriate.
Debt and Derivative Instruments
In March 2020, we expanded our commercial paper programs from $3.0 billion to $6.0 billion to further enhance our liquidity position in response to the pandemic. All of our short-term borrowings in fiscal 2020 and fiscal 2019 were under these commercial paper programs. In connection with these programs, we had back-up credit facilities with a consortium of banks for borrowings up to $6.5 billion, which consisted of (1) a five-year $2.0 billion credit facility, which is scheduled to expire in December 2023, (2) a 364-day $1.0 billion credit facility scheduled to expire December 2021, and (3) a 364-day $3.5 billion credit facility that we entered into in March 2020 that was scheduled to expire in March 2021. In December 2020, we completed the renewal of our 364-day $1.0 billion credit facility and extended our five-year $2.0 billion credit facility, which extended the maturities from December 2020 to December 2021 and from December 2022 to December 2023, respectively. On January 29, 2021, we terminated the 364-day $3.5 billion credit facility and at the same time reduced our commercial paper programs back to a maximum of $3.0 billion. At January 31, 2021, we were in compliance with all of the covenants contained in the two remaining credit facilities, none of which are expected to impact our liquidity or capital resources. At January 31, 2021, there were no borrowings outstanding under our commercial paper programs compared to $974 million outstanding at February 2, 2020. We may enter into additional credit facilities or other debt financing.
We issue senior notes from time to time as part of our capital management strategy. In March 2020 and January 2021, we issued $5.0 billion and $3.0 billion of senior notes, respectively. We also repaid an aggregate of $2.9 billion of long-term debt during fiscal 2020, and in March 2021, we also fully repaid our $1.35 billion 2.00% senior notes that had a maturity date of April 2021.
We use derivative and nonderivative instruments as part of our normal business operations in the management of our exposure to fluctuations in foreign currency exchange rates and interest rates on certain debt. See Note 4 to our consolidated financial statements for further discussion of our senior notes issuances, repayments and derivative instruments.
Leases
We use operating and finance leases to fund a portion of our real estate, including our stores, distribution centers, and store support centers. See Note 3 to our consolidated financial statements for further discussion of our operating and finance leases.
Share Repurchases
In February 2019, our Board of Directors authorized $15.0 billion in share repurchases, of which approximately $7.7 billion remained available at the end of fiscal 2020. During fiscal 2020, we had cash payments of $791 million for repurchases of our common stock through open market purchases. In March 2020, we suspended our share repurchases to ensure sufficient liquidity to meet the needs of the business during the pandemic. We resumed share repurchases in the first quarter of fiscal 2021, the amount and continuation of which will be influenced by the evolving economic and pandemic environment.

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
Net cash provided by operating activities increased by $5.2 billion in fiscal 2020 compared to fiscal 2019, primarily driven by an increase in net earnings and changes in working capital. Working capital was impacted by timing of vendor payments, along with higher merchandise inventories to continue to support increasing demand and replenish in-stock levels.
Investing Activities. Cash used in investing activities increased by $7.5 billion in fiscal 2020 compared to fiscal 2019, primarily due to $7.8 billion of net consideration paid to acquire HD Supply, partially offset by the deferral of certain capital expenditures in fiscal 2020 due to COVID-19. See Note 12 to our consolidated financial statements for further discussion of the HD Supply acquisition.
Financing Activities. Cash used in financing activities in fiscal 2020 primarily reflected $7.9 billion of net proceeds from long-term debt, offset by $6.5 billion of cash dividends paid, $2.9 billion of repayments of long-term debt, $974 million of net repayments of short-term debt, and $791 million for share repurchases prior to our suspension of share repurchases in March 2020.
Cash used in financing activities in fiscal 2019 primarily reflected $7.0 billion for share repurchases, $6.0 billion of cash dividends paid, and $1.4 billion of repayments of short- and long-term debt, offset by $3.4 billion of net proceeds from long-term debt.

Contractual Obligations
Our significant contractual obligations at January 31, 2021 were as follows:

	Payments Due by Period
in millions	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Long-term debt – principal payments (1)	$34,750	$1,350	$3,250	$2,100	$28,050
Long-term debt – interest payments (2)	20,581	1,162	2,210	2,114	15,095
Finance lease obligations (3)	3,693	272	565	590	2,266
Operating lease obligations (3)	7,122	955	1,814	1,352	3,001
Purchase obligations (4)	3,778	2,689	1,030	56	3
Unrecognized tax benefits (5)	7	7	—	—	—
Total	$69,931	$6,435	$8,869	$6,212	$48,415
—————
(1)Excludes finance lease obligations.
(2)Interest payments are calculated at current interest rates, including the impact of active interest rate swaps.
(3)Includes finance and operating lease imputed interest of $927 million and $938 million, respectively.
(4)Purchase obligations include all legally binding contracts such as firm commitments for inventory purchases, media and sponsorship spend, software acquisitions, license commitments, and legally binding service contracts.
(5)Excludes $533 million of noncurrent unrecognized tax benefits due to uncertainty regarding the timing of future cash tax payments.
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
Merchandise Inventories
We value the majority of our inventory under the retail inventory method, using the first-in, first-out method, with the remainder of our inventories valued under a cost method. Under the retail inventory method, inventories are stated at cost, which is determined by applying a cost-to-retail ratio to the retail value of inventories.
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
We calculate shrink based on actual inventory losses identified as a result of physical inventory counts during each fiscal period and estimated inventory losses between physical inventory counts. The estimate for shrink occurring in the interim period between physical inventory counts is calculated on a store-specific basis and is primarily based on recent shrink results. Due to changes in operating conditions during fiscal 2020 as a result of the COVID-19 pandemic, we used the results from a sample of stores that were able to conduct physical inventories as a basis for estimating shrink for those stores at which physical inventory counts were temporarily suspended during the year. We believe the sample of stores that were selected for inventory counts in the current year provides a reasonable basis for estimating shrink where a physical inventory count was not performed in fiscal 2020. Historically, the difference between estimated shrink and actual inventory losses has not been material to our annual financial results.
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
If the carrying value is greater than the undiscounted future cash flows, we then measure the asset’s fair value to determine whether an impairment loss should be recognized. If the resulting fair value is less than the carrying value, an impairment loss is recognized. We generally base our estimates of fair market value on market appraisals of owned locations and estimates of the amount of potential sublease income and the time required to sublease for leased locations. Impairments of long-lived assets were not material to our consolidated financial statements in fiscal 2020, fiscal 2019 or fiscal 2018.
Uncertain Tax Positions
We are subject to income taxes in the United States and in multiple jurisdictions across our global operations. Thus, the determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretations and application of complex tax law. Our provision for income taxes could be affected by many factors, including changes in business operations, changes in tax law, outcomes of income tax audits, changes in our assessment of certain tax contingencies, the impact of discrete tax items, and the mix of earnings among our U.S. and foreign operations.
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
Business Combinations
We account for business combinations using the acquisition method of accounting, which requires that once control is obtained, all the assets acquired and liabilities assumed are recorded at their respective fair values at the date of acquisition. The determination of fair values of identifiable assets and liabilities requires estimates and the use of valuation techniques when market value is not readily available and requires a significant amount of management judgment. For the valuation of intangible assets acquired in a business combination, we typically use an income approach. Significant estimates in valuing certain intangible assets include, but are not limited to, the amount and timing of future cash flows, growth rates, customer attrition rates, discount rates and useful lives. The excess of the purchase price over fair values of identifiable assets acquired and liabilities assumed is recorded as goodwill. During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.
Additional Information
For information on accounting pronouncements that have impacted or are expected to materially impact our financial condition, results of operations, or cash flows, see Note 1 to our consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk. We have exposure to interest rate risk in connection with our long-term debt portfolio. We use interest rate swap agreements to manage our fixed/floating rate debt portfolio, none of which are for trading or speculative purposes. At January 31, 2021, after giving consideration to our interest rate swap agreements, floating rate debt principal was $4.7 billion, or approximately 13% of our long-term debt portfolio, and the fair values of our interest rate swap agreements totaled $101 million. A 1.0 percentage point change in the interest costs of floating-rate debt would not have a material impact on our financial condition or results of operations.
The United Kingdom’s Financial Conduct Authority has announced the phased cessation of publication of LIBOR beginning after 2021 and continuing through 2023. When LIBOR is discontinued, we may need to change the terms of certain of our floating rate notes, interest rate swap agreements, and credit instruments which utilize LIBOR as a benchmark in determining the interest rate, to replace LIBOR with the new standard that is established. As a result, we may incur incremental costs in transitioning to a new standard, and interest rates on our current or future indebtedness may be adversely affected by the new standard. Decisions have not been finalized regarding the replacement rates. As such, the potential effect of any such event on our cost of capital cannot yet be determined, but we do not expect it to have a material impact on our consolidated financial condition, results of operations, or cash flows.
Foreign Currency Exchange Rate Risk. We are exposed to risks from foreign currency exchange rate fluctuations on the translation of our foreign operations into U.S. dollars and on the purchase of goods by these foreign operations that are not denominated in their local currencies. We use derivative and nonderivative instruments to hedge a portion of our foreign currency exchange rate risk, none of which are for trading or speculative purposes. Our foreign currency related derivative and nonderivative instruments outstanding at the end of fiscal 2020 were not material.
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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of The Home Depot, Inc. and subsidiaries (the Company) as of January 31, 2021 and February 2, 2020, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2021 and February 2, 2020, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended January 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 24, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company elected to change its method of accounting for Leases as of February 4, 2019 due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), and related amendments.

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

Estimation of store shrink using a sampling approach
As discussed in Note 1 to the consolidated financial statements, the majority of the Company’s U.S. merchandise inventory balances are stated at lower of cost (first-in, first out) or market as determined by the retail inventory method. The retail inventory method is based on a number of factors such as markups, markdowns, and inventory losses (or shrink). Shrink is the difference between the recorded amount of inventory and the physical inventory counted. The Company calculates shrink based on actual inventory losses identified as a result of physical inventory counts during each fiscal period and estimated inventory losses occurring between physical inventory counts. The estimate for shrink occurring in the interim period between physical inventory counts is calculated on a store-specific basis and is primarily based on recent shrink results. Due to changes in operating conditions during fiscal 2020 as a result of the COVID-19 pandemic, the Company used the results from a sample of stores that were able to conduct physical inventory counts as a basis for estimating shrink for those stores at which physical inventory counts were temporarily suspended during the year.
We identified the evaluation of the estimation of store shrink using a sampling approach as a critical audit matter. Evaluating the Company’s use of sampling and its reliability to produce results substantially the same as those which would be obtained by a count of all U.S. retail stores involved a high degree of auditor judgment. Additionally, professionals with specialized skills and knowledge assisted the engagement team.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the process of developing and selecting the sampling model to estimate store shrink. We evaluated the appropriateness of the Company using sampling by comparing shrink results and store characteristics across the population to assess the sample’s reliability to produce results substantially the same as those which would be obtained by a count of all U.S. retail stores. We involved sampling professionals with specialized skills and knowledge who assisted in:
•Evaluating the Company’s design of a sampling method and key parameters used; and
•Testing the Company’s application of a sampling model by evaluating formulas and calculations.

Fair value of customer relationships intangible asset
As discussed in Note 12 to the consolidated financial statements, on December 24, 2020, the Company acquired HD Supply Holdings, Inc. (HDS) in a business combination. As a result of the transaction, the Company acquired a customer relationships intangible asset associated with the generation of future income from existing customers. The preliminary, estimated acquisition-date fair value for the customer relationships intangible asset was approximately $2.6 billion. The Company used an income approach to determine the estimated fair value of the customer relationships intangible asset.
We identified the evaluation of the fair value of the customer relationships intangible asset acquired in the HDS business combination as a critical audit matter. There was a high degree of subjective auditor judgment related to certain assumptions used in the valuation model. Significant assumptions included the amount and timing of future cash flows, growth rates, customer attrition rate, and the discount rate applied. Changes in these assumptions could have a significant impact on the fair value of the customer relationships intangible asset. Professionals with specialized skill and knowledge were also required to assess significant assumptions and evaluate evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s acquisition-date valuation process, including controls related to the development of the above assumptions. We evaluated the amount and timing of future cash flows and growth rates used by the Company by comparing projected cash flows to certain publicly available information for comparable companies, industry reports, and historical revenues achieved. We performed sensitivity analyses over the Company’s assumptions used to determine the preliminary, estimated fair value of the customer relationships intangible asset to assess the impact changes in those assumptions would have on the Company’s determination of fair value. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating:
•Long term growth rates used to project future cash flows by comparing to certain nationwide economic trend data such as GDP, inflation, and relevant industry data;
•Expected customer attrition rate applied by developing an independent attrition rate using historical sales data; and
•Discount rate applied by developing an independent discount rate and comparing inputs to certain publicly available market data for comparable entities.
/s/ KPMG LLP
We have served as the Company’s auditor since 1979.
Atlanta, Georgia
March 24, 2021

THE HOME DEPOT, INC.
CONSOLIDATED BALANCE SHEETS

in millions, except per share data	January 31, 2021	February 2, 2020
Assets
Current assets:
Cash and cash equivalents	$7,895	$2,133
Receivables, net	2,992	2,106
Merchandise inventories	16,627	14,531
Other current assets	963	1,040
Total current assets	28,477	19,810
Net property and equipment	24,705	22,770
Operating lease right-of-use assets	5,962	5,595
Goodwill	7,126	2,254
Other assets	4,311	807
Total assets	$70,581	$51,236

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt	$—	$974
Accounts payable	11,606	7,787
Accrued salaries and related expenses	2,463	1,494
Sales taxes payable	774	605
Deferred revenue	2,823	2,116
Income taxes payable	193	55
Current installments of long-term debt	1,416	1,839
Current operating lease liabilities	828	828
Other accrued expenses	3,063	2,677
Total current liabilities	23,166	18,375
Long-term debt, excluding current installments	35,822	28,670
Long-term operating lease liabilities	5,356	5,066
Deferred income taxes	1,131	706
Other long-term liabilities	1,807	1,535
Total liabilities	67,282	54,352

Common stock, par value $0.05; authorized: 10,000 shares; issued: 1,789 shares at January 31, 2021 and 1,786 shares at February 2, 2020; outstanding: 1,077 shares at January 31, 2021 and February 2, 2020	89	89
Paid-in capital	11,540	11,001
Retained earnings	58,134	51,729
Accumulated other comprehensive loss	(671)	(739)
Treasury stock, at cost, 712 shares at January 31, 2021 and 709 shares at February 2, 2020	(65,793)	(65,196)
Total stockholders’ equity (deficit)	3,299	(3,116)
Total liabilities and stockholders’ equity	$70,581	$51,236
—————
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF EARNINGS

in millions, except per share data	Fiscal	Fiscal	Fiscal
	2020	2019	2018
Net sales	$132,110	$110,225	$108,203
Cost of sales	87,257	72,653	71,043
Gross profit	44,853	37,572	37,160
Operating expenses:
Selling, general and administrative	24,447	19,740	19,513
Depreciation and amortization	2,128	1,989	1,870
Impairment loss	—	—	247
Total operating expenses	26,575	21,729	21,630
Operating income	18,278	15,843	15,530
Interest and other (income) expense:
Interest and investment income	(47)	(73)	(93)
Interest expense	1,347	1,201	1,051
Other	—	—	16
Interest and other, net	1,300	1,128	974
Earnings before provision for income taxes	16,978	14,715	14,556
Provision for income taxes	4,112	3,473	3,435
Net earnings	$12,866	$11,242	$11,121

Basic weighted average common shares	1,074	1,093	1,137
Basic earnings per share	$11.98	$10.29	$9.78

Diluted weighted average common shares	1,078	1,097	1,143
Diluted earnings per share	$11.94	$10.25	$9.73
—————
Fiscal 2020 and fiscal 2019 include 52 weeks. Fiscal 2018 includes 53 weeks.
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal	Fiscal	Fiscal
in millions	2020	2019	2018
Net earnings	$12,866	$11,242	$11,121
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	60	53	(267)
Cash flow hedges	8	8	53
Other	—	3	8
Total other comprehensive income (loss)	68	64	(206)
Comprehensive income	$12,934	$11,306	$10,915
—————
Fiscal 2020 and fiscal 2019 include 52 weeks. Fiscal 2018 includes 53 weeks.
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

in millions	Fiscal	Fiscal	Fiscal
	2020	2019	2018
Common Stock:
Balance at beginning of year	$89	$89	$89
Shares issued under employee stock plans	—	—	—
Balance at end of year	89	89	89

Paid-in Capital:
Balance at beginning of year	11,001	10,578	10,192
Shares issued under employee stock plans	229	172	104
Stock-based compensation expense	310	251	282
Balance at end of year	11,540	11,001	10,578

Retained Earnings:
Balance at beginning of year	51,729	46,423	39,935
Cumulative effect of accounting changes	—	26	75
Net earnings	12,866	11,242	11,121
Cash dividends	(6,451)	(5,958)	(4,704)
Other	(10)	(4)	(4)
Balance at end of year	58,134	51,729	46,423

Accumulated Other Comprehensive Income (Loss):
Balance at beginning of year	(739)	(772)	(566)
Cumulative effect of accounting changes	—	(31)	—
Foreign currency translation adjustments, net of tax	60	53	(267)
Cash flow hedges, net of tax	8	8	53
Other, net of tax	—	3	8
Balance at end of year	(671)	(739)	(772)

Treasury Stock:
Balance at beginning of year	(65,196)	(58,196)	(48,196)
Repurchases of common stock	(597)	(7,000)	(10,000)
Balance at end of year	(65,793)	(65,196)	(58,196)
Total stockholders’ equity (deficit)	$3,299	$(3,116)	$(1,878)
—————
Fiscal 2020 and fiscal 2019 include 52 weeks. Fiscal 2018 includes 53 weeks.
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal	Fiscal	Fiscal
in millions	2020	2019	2018
Cash Flows from Operating Activities:
Net earnings	$12,866	$11,242	$11,121
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization	2,519	2,296	2,152
Stock-based compensation expense	310	251	282
Impairment loss	—	—	247
Changes in receivables, net	(465)	(170)	33
Changes in merchandise inventories	(1,657)	(593)	(1,244)
Changes in other current assets	43	(135)	(257)
Changes in accounts payable and accrued expenses	5,118	32	870
Changes in deferred revenue	702	334	80
Changes in income taxes payable	(149)	44	(42)
Changes in deferred income taxes	(569)	202	26
Other operating activities	121	184	(103)
Net cash provided by operating activities	18,839	13,687	13,165

Cash Flows from Investing Activities:
Capital expenditures	(2,463)	(2,678)	(2,442)
Payments for businesses acquired, net	(7,780)	—	(21)
Other investing activities	73	25	47
Net cash used in investing activities	(10,170)	(2,653)	(2,416)

Cash Flows from Financing Activities:
Repayments of short-term debt, net	(974)	(365)	(220)
Proceeds from long-term debt, net of discounts and premiums	7,933	3,420	3,466
Repayments of long-term debt	(2,872)	(1,070)	(1,209)
Repurchases of common stock	(791)	(6,965)	(9,963)
Proceeds from sales of common stock	326	280	236
Cash dividends	(6,451)	(5,958)	(4,704)
Other financing activities	(154)	(140)	(153)
Net cash used in financing activities	(2,983)	(10,798)	(12,547)
Change in cash and cash equivalents	5,686	236	(1,798)
Effect of exchange rate changes on cash and cash equivalents	76	119	(19)
Cash and cash equivalents at beginning of year	2,133	1,778	3,595
Cash and cash equivalents at end of year	$7,895	$2,133	$1,778

Supplemental Disclosures:
Cash paid for income taxes	$4,654	$3,220	$3,774
Cash paid for interest, net of interest capitalized	1,241	1,112	1,035
Non-cash capital expenditures	274	136	248
—————
Fiscal 2020 and fiscal 2019 include 52 weeks. Fiscal 2018 includes 53 weeks.
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
The Home Depot, Inc., together with its subsidiaries (the “Company,” “Home Depot,” “we,” “our” or “us”), is a home improvement retailer that sells a wide assortment of building materials, home improvement products, lawn and garden products, décor items, and facilities maintenance, repair and operations products, and provides a number of services, in stores and online. We operate in the U.S. (including the Commonwealth of Puerto Rico and the territories of the U.S. Virgin Islands and Guam), Canada, and Mexico.
Consolidation and Presentation
Our consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. Intercompany transactions are eliminated in consolidation. Our fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31st. Fiscal 2020 and fiscal 2019 include 52 weeks while fiscal 2018 includes 53 weeks.
Impact of COVID-19
The outbreak of the COVID-19 coronavirus, which was declared a pandemic by the World Health Organization in March 2020, has led to adverse impacts on the U.S. and global economies and has impacted and continues to impact our supply chain, operations, and customer demand. Even though the Company has taken measures to adapt to operating in this challenging environment, the pandemic could further affect our operations and the operations of our suppliers and vendors as a result of additional shut-downs or other governmental orders; restrictions and limitations on travel, logistics and other business activities; potential product and labor shortages; limitations on store or facility operations up to and including closures; and other governmental, business or consumer actions.
In response to COVID-19, we expanded our associate pay and benefits to provide additional paid time off, weekly bonuses and other benefits. To continue to support our associates, we transitioned away from these temporary programs and implemented permanent compensation enhancements for frontline, hourly associates beginning in the third quarter of fiscal 2020. These expanded pay and benefits are included in SG&A in the consolidated statements of earnings.
Use of Estimates
We have made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and reported amounts of revenues and expenses in preparing these financial statements in conformity with GAAP. While we believe these estimates and assumptions are reasonable, actual results could differ from these estimates, including changes due to uncertainty in the current economic environment resulting from the COVID-19 pandemic.
Cash Equivalents
We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Our cash equivalents are carried at fair market value and consist primarily of money market funds.
Receivables
The components of receivables, net, follow:

in millions	January 31, 2021	February 2, 2020
Card receivables	$992	$778
Rebate receivables	987	668
Customer receivables	571	292
Other receivables	442	368
Receivables, net	$2,992	$2,106
Card receivables consist of payments due from financial institutions for the settlement of credit card and debit card transactions. Rebate receivables represent amounts due from vendors for volume and co-op advertising rebates. Customer receivables relate to credit extended directly to certain customers in the ordinary course of business. The valuation allowance related to these receivables was not material to our consolidated financial statements at the end of fiscal 2020 or fiscal 2019.
Merchandise Inventories
The majority of our merchandise inventories are stated at the lower of cost (first-in, first-out) or market, as determined by the retail inventory method, which is based on a number of factors such as markups, markdowns, and inventory losses (or shrink). As the inventory retail value is adjusted regularly to reflect market conditions, inventory valued using the retail method approximates the lower of cost or market. Certain subsidiaries, including retail operations in Canada and Mexico, and distribution centers, record merchandise inventories at the lower of cost or net realizable value, as determined by a cost method. These merchandise inventories represent approximately 36% of the total merchandise inventories balance. We evaluate the inventory valued using a cost method at the end of each quarter to ensure that it is carried at the lower of cost or net realizable value. The valuation allowance for merchandise inventories valued under a cost method was not material to our consolidated financial statements at the end of fiscal 2020 or fiscal 2019.
Physical inventory counts or cycle counts are taken on a regular basis in each store and distribution center to ensure that amounts reflected in merchandise inventories are properly stated. Shrink (or in the case of excess inventory, swell) is the difference between the recorded amount of inventory and the physical inventory count. We calculate shrink based on actual inventory losses identified as a result of physical inventory counts during each fiscal period and estimated inventory losses between physical inventory counts. The estimate for shrink occurring in the interim period between physical inventory counts is calculated on a store-specific basis and is primarily based on recent shrink results. Due to changes in operating conditions during fiscal 2020 as a result of the COVID-19 pandemic, we used the results from a sample of stores that were able to conduct physical inventories as a basis for estimating shrink for those stores at which physical inventory counts were temporarily suspended during the year. We believe the sample of stores that were selected for inventory counts in the current year provides a reasonable basis for estimating shrink where a physical inventory count was not performed in fiscal 2020. Historically, the difference between estimated shrink and actual inventory losses has not been material to our annual financial results.
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
We evaluate our long-lived assets each quarter for indicators of potential impairment. Indicators of impairment include current period losses combined with a history of losses, our decision to relocate or close a store or other location before the end of its previously estimated useful life, or when changes in other circumstances indicate the carrying amount of an asset may not be recoverable. The evaluation for long-lived assets is performed at the lowest level of identifiable cash flows, which is generally the individual store level. The assets of a store with indicators of impairment are evaluated for recoverability by comparing its undiscounted future cash flows with its carrying value. If the carrying value is greater than the undiscounted future cash flows, we then measure the asset’s fair value to determine whether an impairment loss should be recognized. If the resulting fair value is less than the carrying value, an impairment loss is recognized for the difference between the carrying value and the estimated fair value. Impairment losses on property and equipment are recorded as a component of SG&A. Impairment charges for long-lived assets were not material to our consolidated financial statements in fiscal 2020, fiscal 2019, or fiscal 2018.

Leases
On February 4, 2019, we adopted the new leases standard using the modified retrospective transition method.
We enter into contractual arrangements for the utilization of certain non-owned assets which are evaluated as finance or operating leases upon commencement, and are accounted for accordingly. Specifically, a contract is or contains a lease when (1) the contract contains an explicitly or implicitly identified asset and (2) we obtain substantially all of the economic benefits from the use of that underlying asset and direct how and for what purpose the asset is used during the term of the contract in exchange for consideration. We assess whether an arrangement is or contains a lease at inception of the contract.
We lease certain retail locations, warehouse and distribution space, office space, equipment, and vehicles. A substantial majority of our leases have remaining lease terms of one to 20 years, typically with the option to extend the leases for five-year terms. Some of our leases may include the option to terminate in less than five years. The lease term used to calculate the right-of-use asset and lease liability at commencement includes the impacts of options to extend or terminate the lease when it is reasonably certain that we will exercise that option. When determining whether it is reasonably certain that we will exercise an option at commencement, we consider various existing economic factors, including market conditions, real estate strategies, the nature, length, and terms of the agreement, as well as the uncertainty of the condition of leased equipment at the end of the lease term. Based on these determinations, we generally conclude that the exercise of renewal options would not be reasonably certain in determining the lease term at commencement.
The discount rate used to calculate the present value of lease payments is the rate implicit in the lease, when readily determinable. As the rate implicit in the lease is rarely readily determinable, we use a secured incremental borrowing rate, which is updated on a quarterly basis, as the discount rate for the present value of lease payments.
Real estate taxes, insurance, maintenance, and operating expenses applicable to the leased property are generally our obligations under our lease agreements. In instances where these payments are fixed, they are included in the measurement of our lease liabilities, and when variable, are excluded and recognized in the period in which the obligation for those payments is incurred. Certain of our lease agreements also include rental payments based on an index or rate and others include rental payments based on a percentage of sales. For variable payments dependent upon an index or rate, we apply the active index or rate as of the lease commencement date. Variable lease payments not based on an index or rate are not included in the measurement of our lease liabilities as they cannot be reasonably estimated, and are recognized in the period in which the obligation for those payments is incurred.
Leases that have a term of twelve months or less upon commencement are considered short-term in nature. Accordingly, short-term leases are not included on the consolidated balance sheets and are expensed on a straight-line basis over the lease term. We have also elected to not separate lease and non-lease components for certain classes of assets including real estate and certain equipment.
Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Business Combinations
The assets and liabilities of acquired businesses are recorded at their fair values at the date of acquisition. The excess of the purchase price over the fair values of the identifiable assets acquired and liabilities assumed is recorded as goodwill. During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon conclusion of the measurement period, any subsequent adjustments are recorded to earnings.
Goodwill
Goodwill represents the excess of purchase price over the fair value of net assets acquired. We do not amortize goodwill, but assess the recoverability of goodwill in the third quarter of each fiscal year, or more often if indicators warrant, by determining whether the fair value of each reporting unit supports its carrying value. Each fiscal year, we may assess qualitative factors to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount as a basis for determining whether it is necessary to complete quantitative impairment assessments, with a quantitative assessment completed at least once every three years. We completed our last quantitative assessment in fiscal 2019 and concluded that the fair value of our reporting units substantially exceeded their respective carrying values, including goodwill.
During the third quarter of fiscal 2020, we completed our annual assessment of the recoverability of goodwill for our U.S., Canada, and Mexico reporting units based on qualitative factors. As part of this analysis, we assessed the current environment to determine if there were any indicators of impairment as a result of the operating conditions resulting from COVID-19 or otherwise and concluded that while there have been events and circumstances in the macro-environment that have impacted us, we have not experienced any entity-specific indicators of impairment of goodwill or other indefinite-lived intangibles that would require us to perform a quantitative impairment assessment. There were no impairment charges related to goodwill for fiscal 2020, fiscal 2019, or fiscal 2018.
Changes in the carrying amount of our goodwill follow:

in millions	Fiscal	Fiscal
	2020	2019
Goodwill, balance at beginning of year	$2,254	$2,252
Acquisitions (1)	4,870	—
Other (2)	2	2
Goodwill, balance at end of year	$7,126	$2,254
—————
(1)    Fiscal 2020 includes the preliminary determination of goodwill related to the acquisition of HD Supply. See Note 12 for details regarding the HD Supply acquisition.
(2)     Primarily reflects the impact of foreign currency translation.
Other Intangible Assets
We amortize the cost of definite-lived intangible assets over their estimated useful lives, which range up to 20 years. Intangible assets with indefinite lives are tested in the third quarter of each fiscal year for impairment, or more often if indicators warrant. Intangible assets other than goodwill are included in other assets on the consolidated balance sheets.
The gross carrying amount and accumulated amortization relating to intangible assets are as follows:

in millions	January 31, 2021
	Gross Carrying Amount	Accumulated Amortization
Definite-Lived Intangible Assets:
Customer relationships	$2,965	$(157)
Trade names	151	(1)
Other	16	(11)
Indefinite-Lived Intangible Assets:
Trade names	649
Total Intangible Assets	$3,781	$(169)
The gross carrying amounts are primarily driven by the preliminary allocation of fair value to indefinite and definite-lived intangible assets recognized as part of the HD Supply acquisition as further discussed in Note 12. Our definite-lived and indefinite-lived intangible assets were not material at the end of fiscal 2019, and intangible asset amortization expense was immaterial in fiscal 2020, fiscal 2019 and fiscal 2018.
As of January 31, 2021, estimated future amortization expense related to definite-lived intangible assets, including definite-lived intangible assets recognized as part of the HD Supply acquisition based on the preliminary allocation of fair value, was as follows:

in millions
Fiscal 2021	$176
Fiscal 2022	176
Fiscal 2023	174
Fiscal 2024	174
Fiscal 2025	174
Thereafter	2,089
Total	$2,963

There were no impairment losses related to intangible assets for fiscal 2020 or fiscal 2019. In fiscal 2018, we recognized a pre-tax impairment loss of $247 million for certain trade names.
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
Derivative Instruments and Hedging Activities
We use derivative instruments in the management of our interest rate exposure on long-term debt and our exposure to foreign currency fluctuations. We enter into derivative instruments for risk management purposes only; we do not enter into derivative instruments for trading or speculative purposes. All derivative instruments are recognized at their fair values in either assets or liabilities at the balance sheet date and are classified as either current or non-current based on each contract’s respective maturity. While we enter into master netting arrangements, our policy is to present the fair value of derivative instruments gross in our consolidated balance sheets.
Changes in the fair values for derivative instruments designated as cash flow or net investment hedges are recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings, which for net investment hedges is upon sale or substantial liquidation of the underlying net investment. Changes in fair value of outstanding fair value hedges and the offsetting changes in fair values of the hedged item are recognized in earnings. We record realized gains and losses from derivative instruments in the same financial statement line item as the hedged item.
Derivative instruments that are not designated as hedges are recorded at fair value with unrealized gains or losses reported in earnings each period in the same financial statement line item as the hedged item. Cash flows from the settlement of derivative instruments appear in the consolidated statements of cash flows in the same categories as the cash flows of the hedged item.
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
Our self-insurance liabilities, which are included in accrued salaries and related expenses, other accrued expenses and other long-term liabilities in the consolidated balance sheets, were $1.3 billion at January 31, 2021 and February 2, 2020.
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
Net Sales
We recognize revenue, net of expected returns and sales tax, at the time the customer takes possession of merchandise or when a service is performed. Our liability for sales returns is estimated based on historical return levels and our expectation of future returns, and is recognized at the transaction price. We also recognize a return asset, and corresponding adjustment to cost of sales, for our right to recover the goods returned by the customer, measured at the former carrying amount of the goods, less any expected recovery cost. At each financial reporting date, we assess our estimates of expected returns, refund liabilities, and return assets. Adjustments related to changes in return estimates were immaterial in all periods presented.
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
For product and services sold in stores or online, payment is typically due at the point of sale. When we receive payment from customers before the customer has taken possession of the merchandise or the service has been performed, the amount received is recorded as deferred revenue until the sale or service is complete. Such performance obligations are part of contracts with expected original durations of three months or less. As of January 31, 2021 and February 2, 2020, deferred revenue for products and services was $1.9 billion and $1.3 billion, respectively.
We further record deferred revenue for the sale of gift cards and recognize the associated revenue upon the redemption of those gift cards in net sales, which generally occurs within six months of gift card issuance. As of January 31, 2021 and February 2, 2020, our performance obligations for unredeemed gift cards were $839 million and $721 million, respectively. Gift card breakage income, which is our estimate of the portion of our gift card balance not expected to be redeemed, is recognized in net sales and was immaterial in fiscal 2020, fiscal 2019 and fiscal 2018.
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
Certain other co-op advertising allowances that are reimbursements of specific, incremental, and identifiable costs incurred to promote vendors’ products are recorded as an offset against advertising expense in SG&A. The co-op advertising allowances recorded as an offset to advertising expense follow:

in millions	Fiscal	Fiscal	Fiscal
	2020	2019	2018
Specific, incremental, and identifiable co-op advertising allowances	$291	$282	$235
Advertising Expense
Television and radio advertising production costs, along with media placement costs, are expensed when the advertisement first appears. Certain co-op advertising allowances are recorded as an offset against advertising expense. Gross advertising expense included in SG&A follows:

in millions	Fiscal	Fiscal	Fiscal
	2020	2019	2018
Gross advertising expense	$1,200	$1,186	$1,156

Stock-Based Compensation
We are currently authorized to issue incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and deferred shares to certain of our associates and non-employee directors under certain stock incentive plans. We measure and recognize compensation expense for all share-based payment awards made to associates and non-employee directors based on estimated fair values. The value of the portion of the award that is ultimately expected to vest is recognized as stock-based compensation expense, on a straight-line basis, over the requisite service period or as restrictions lapse. Additional information on our stock-based payment awards is included in Note 8.
Income Taxes
Income taxes are accounted for under the asset and liability method. We provide for federal, state, and foreign income taxes currently payable, as well as for those deferred due to timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates is recognized as income or expense in the period that includes the enactment date. We routinely evaluate the likelihood of realizing the benefit of our deferred tax assets and may record a valuation allowance if, based on all available evidence, we determine that some portion of the tax benefit will not be realized.
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
We recognize interest and penalties related to income tax matters in interest expense and SG&A, respectively, on our consolidated statements of earnings. Accrued interest and penalties related to income tax matters are recognized in other accrued expenses and other long-term liabilities on our consolidated balance sheets.
We are subject to global intangible low-taxed income (“GILTI”), an incremental tax on foreign income. We have made an accounting election to record this tax in the period the tax arises.
Comprehensive Income
Comprehensive income includes net earnings adjusted for certain gains and losses that are excluded from net earnings under GAAP, which consist primarily of foreign currency translation adjustments.
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
Recently Adopted Accounting Pronouncements
ASU No. 2018-15. In August 2018, the FASB issued ASU No. 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract,” which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. On February 3, 2020, we adopted ASU No. 2018-15 with no material impact to our consolidated financial condition, results of operations or cash flows.
ASU No. 2017-04. In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplifies how an entity is required to test goodwill for impairment. The amendments in ASU No. 2017-04 require goodwill impairment to be measured using the difference between the carrying amount and the fair value of the reporting unit and require the loss recognized to not exceed the total amount of goodwill allocated to that reporting unit. On February 3, 2020, we adopted ASU No. 2017-04 with no impact to our consolidated financial condition, results of operations or cash flows.
ASU No. 2016-13. In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which introduced an expected credit loss model for the impairment of financial assets measured at amortized cost. The model replaces the probable, incurred loss model for those assets and broadens the information an entity must consider in developing its expected credit loss estimate for assets measured at amortized cost. On February 3, 2020, we adopted ASU No. 2016-13 with no material impact to our consolidated financial condition, results of operations or cash flows.
Recently Issued Accounting Pronouncements
ASU 2020-04. In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides practical expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued as a result of reference rate reform. These amendments are not applicable to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848): Scope,” which clarified the scope and application of the original guidance. ASU No. 2020-04 and ASU No. 2021-01 are effective as of March 12, 2020 through December 31, 2022 and may be applied to contract modifications and hedging relationships from the beginning of an interim period that includes or is subsequent to March 12, 2020. We are evaluating the impact these standards will have on our consolidated financial statements and related disclosures and do not anticipate a material impact.
ASU No. 2019-12. In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Amendments include removal of certain exceptions to the general principles of Topic 740, “Income Taxes,” and simplification in several other areas. ASU No. 2019-12 is effective for annual reporting periods beginning after December 15, 2020, and interim periods therein. We are evaluating the impact the standard will have on our consolidated financial statements and related disclosures and do not anticipate a material impact.
Recent accounting pronouncements pending adoption not discussed above are either not applicable or are not expected to have a material impact on our consolidated financial condition, results of operations, or cash flows.
2.NET SALES AND SEGMENT REPORTING
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
Net property and equipment, classified by geography, follows:

in millions	January 31, 2021	February 2, 2020	February 3, 2019
Net property and equipment – in the U.S.	$22,205	$20,302	$19,930
Net property and equipment – outside the U.S.	2,500	2,468	2,445
Net property and equipment	$24,705	$22,770	$22,375

No sales to an individual customer accounted for more than 10% of revenue during any of the last three fiscal years. Net sales, classified by geography, follow:

	Fiscal	Fiscal	Fiscal
in millions	2020	2019	2018
Net sales – in the U.S.	$122,158	$101,333	$99,386
Net sales – outside the U.S.	9,952	8,892	8,817
Net sales	$132,110	$110,225	$108,203
Net sales by products and services follow:

	Fiscal	Fiscal	Fiscal
in millions	2020	2019	2018
Net sales – products	$127,671	$105,194	$102,933
Net sales – services	4,439	5,031	5,270
Net sales	$132,110	$110,225	$108,203
Major product lines and the related merchandising departments (and related services) follow:

Major Product Line	Merchandising Departments
Building Materials	Building Materials, Electrical/Lighting, Lumber, Millwork, and Plumbing
Décor	Appliances, Décor/Storage, Flooring, Kitchen and Bath, and Paint
Hardlines	Hardware, Indoor Garden, Outdoor Garden, and Tools
Net sales by major product lines (and related services) follow:

	Fiscal	Fiscal	Fiscal
in millions	2020	2019	2018
Building Materials	$46,536	$39,338	$39,883
Décor	43,409	37,390	36,273
Hardlines	42,165	33,497	32,047
Net sales	$132,110	$110,225	$108,203

Net sales by merchandising department (and related services) follow:

	Fiscal		Fiscal		Fiscal
	2020		2019		2018
dollars in millions	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Appliances	$11,860	9.0%	$9,852	8.9%	$9,027	8.3%
Building Materials	8,682	6.6	7,712	7.0	7,770	7.2
Décor/Storage	4,872	3.7	3,758	3.4	3,583	3.3
Electrical/Lighting	11,173	8.5	9,844	8.9	9,941	9.2
Flooring	8,155	6.2	7,443	6.8	7,494	6.9
Hardware	7,656	5.8	6,381	5.8	6,203	5.7
Indoor Garden	14,296	10.8	10,989	10.0	10,450	9.7
Kitchen and Bath	8,465	6.4	7,717	7.0	7,728	7.1
Lumber	11,310	8.6	7,894	7.2	8,393	7.8
Millwork	6,460	4.9	5,757	5.2	5,757	5.3
Outdoor Garden	9,600	7.3	7,564	6.9	7,259	6.7
Paint	10,057	7.6	8,620	7.8	8,441	7.8
Plumbing	8,911	6.7	8,131	7.4	8,022	7.4
Tools	10,613	8.0	8,563	7.8	8,135	7.5
Total	$132,110	100.0%	$110,225	100.0%	$108,203	100.0%
—————
Note: Certain percentages may not sum to totals due to rounding.
3.PROPERTY AND LEASES
Net Property and Equipment
The components of net property and equipment follow:

in millions	January 31, 2021	February 2, 2020
Land	$8,543	$8,390
Buildings	18,838	18,432
Furniture, fixtures, and equipment	15,119	13,666
Leasehold improvements	1,925	1,789
Construction in progress	1,068	1,005
Finance leases	3,308	1,578
Property and equipment, at cost	48,801	44,860
Less accumulated depreciation and finance lease amortization	24,096	22,090
Net property and equipment	$24,705	$22,770

Depreciation and finance lease amortization expense, including depreciation and finance lease amortization expense included in cost of sales, follows:

in millions	Fiscal	Fiscal	Fiscal
	2020	2019	2018
Depreciation and finance lease amortization expense	$2,425	$2,223	$2,076
Leases
The consolidated balance sheet location of assets and liabilities related to operating and finance leases follow:

in millions	Consolidated Balance Sheet Caption	January 31, 2021	February 2, 2020
Assets:
Operating lease assets	Operating lease right-of-use assets	$5,962	$5,595
Finance lease assets (1)	Net property and equipment	2,493	934
Total lease assets		$8,455	$6,529

Liabilities:
Current:
Operating lease liabilities	Current operating lease liabilities	$828	$828
Finance lease liabilities	Current installments of long-term debt	66	84
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	5,356	5,066
Finance lease liabilities	Long-term debt, excluding current installments	2,700	1,081
Total lease liabilities		$8,950	$7,059
—————
(1)    Finance lease assets are recorded net of accumulated amortization of $815 million and $644 million as of January 31, 2021 and February 2, 2020, respectively.
The components of lease cost follow:

		Fiscal	Fiscal
in millions	Consolidated Statement of Earnings Caption(1)	2020	2019
Operating lease cost	Selling, general and administrative	$782	$827
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	167	86
Interest on lease liabilities	Interest expense	112	92
Short-term lease cost	Selling, general and administrative	75	98
Variable lease cost	Selling, general and administrative	277	241
Sublease income	Selling, general and administrative	(13)	(14)
Net lease cost		$1,400	$1,330
—————
(1)Costs associated with our sourcing and distribution network and online fulfillment centers are recorded in cost of sales, with the exception of interest on finance lease liabilities.
Rent expense related to operating leases for fiscal 2018 totaled $1.1 billion.

Weighted average remaining lease terms and discount rates follow:

	January 31, 2021	February 2, 2020
Weighted Average Remaining Lease Term (Years):
Operating leases	10	10
Finance leases	15	12

Weighted Average Discount Rate:
Operating leases	2.9%	3.1%
Finance leases	5.6%	10.4%
The approximate future minimum lease payments under operating and finance leases at January 31, 2021 follow:

in millions	Operating Leases	Finance Leases
Fiscal 2021	$955	$272
Fiscal 2022	960	285
Fiscal 2023	854	280
Fiscal 2024	738	273
Fiscal 2025	614	317
Thereafter	3,001	2,266
Total lease payments	7,122	3,693
Less: imputed interest	938	927
Present value of lease liabilities	$6,184	$2,766
—————
Note: We have excluded approximately $833 million of leases (undiscounted basis) that have not yet commenced. These leases will commence primarily between fiscal 2021 and 2023 with lease terms of up to 20 years.
Supplemental cash flow information related to leases follows:

	Fiscal	Fiscal
in millions	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows – operating leases	$1,022	$1,003
Operating cash flows – finance leases	112	92
Financing cash flows – finance leases	122	70
Supplemental non-cash information:
Lease assets obtained in exchange for new operating lease liabilities	969	748
Lease assets obtained in exchange for new finance lease liabilities	1,730	186
4.DEBT AND DERIVATIVE INSTRUMENTS
Short-Term Debt
In March 2020, we expanded our commercial paper programs from $3.0 billion to $6.0 billion to further enhance our liquidity position in response to the pandemic. All of our short-term borrowings in fiscal 2020 and fiscal 2019 were under these commercial paper programs. In connection with these programs, we had back-up credit facilities with a consortium of banks for borrowings up to $6.5 billion, which consisted of (1) a five-year $2.0 billion credit facility scheduled to expire in December 2023, (2) a 364-day $1.0 billion credit facility scheduled to expire in December 2021, and (3) a 364-day $3.5 billion credit facility that we entered into in March 2020 that was scheduled to expire in March 2021. In December 2020, we completed the renewal of our 364-day $1.0 billion credit facility and extended our five-year $2.0 billion credit facility, which extended the maturities from December 2020 to December 2021 and from December 2022 to December 2023, respectively. On January 29, 2021, we terminated the 364-day $3.5 billion credit facility and at the same time reduced our commercial paper programs back to a maximum of $3.0 billion. At

January 31, 2021, there were no outstanding borrowings under our commercial paper programs compared to $974 million outstanding at February 2, 2020.
Certain information on our commercial paper programs follow:

dollars in millions	January 31, 2021	February 2, 2020
Weighted average interest rate	—%	1.56%
Balance outstanding at fiscal year-end	$—	$974
Maximum amount outstanding at any month-end	$11	$2,097
Average daily short-term borrowings	$11	$624

Long-Term Debt
Details of the components of our long-term debt follow:

			Carrying Amount
in millions	Interest Payable	Principal Amount	January 31, 2021	February 2, 2020
Floating rate senior notes due June 2020	Quarterly	$—	$—	$500
1.80% Senior notes due June 2020	Semi-annually	—	—	750
3.95% Senior notes due September 2020	Semi-annually	—	—	506
4.40% Senior notes due April 2021	Semi-annually	—	—	999
2.00% Senior notes due April 2021	Semi-annually	1,350	1,350	1,348
Floating rate senior notes due March 2022	Quarterly	300	300	299
3.25% Senior notes due March 2022	Semi-annually	700	699	698
2.625% Senior notes due June 2022	Semi-annually	1,250	1,248	1,246
2.70% Senior notes due April 2023	Semi-annually	1,000	998	998
3.75% Senior notes due February 2024	Semi-annually	1,100	1,096	1,095
3.35% Senior notes due September 2025	Semi-annually	1,000	997	996
3.00% Senior notes due April 2026	Semi-annually	1,300	1,291	1,290
2.125% Senior notes due September 2026	Semi-annually	1,000	990	989
2.50% Senior notes due April 2027	Semi-annually	750	743	—
2.80% Senior notes due September 2027	Semi-annually	1,000	1,017	1,007
0.90% Senior notes due March 2028	Semi-annually	500	494	—
3.90% Senior notes due December 2028	Semi-annually	1,000	1,075	1,059
2.95% Senior notes due June 2029	Semi-annually	1,750	1,828	1,797
2.70% Senior notes due April 2030	Semi-annually	1,500	1,464	—
1.375% Senior notes due March 2031	Semi-annually	1,250	1,229	—
5.875% Senior notes due December 2036	Semi-annually	3,000	2,935	2,953
3.30% Senior notes due April 2040	Semi-annually	1,250	1,207	—
5.40% Senior notes due September 2040	Semi-annually	500	496	495
5.95% Senior notes due April 2041	Semi-annually	1,000	990	989
4.20% Senior notes due April 2043	Semi-annually	1,000	989	989
4.875% Senior notes due February 2044	Semi-annually	1,000	980	979
4.40% Senior notes due March 2045	Semi-annually	1,000	979	978
4.25% Senior notes due April 2046	Semi-annually	1,600	1,585	1,585
3.90% Senior notes due June 2047	Semi-annually	1,150	1,144	1,144
4.50% Senior notes due December 2048	Semi-annually	1,500	1,463	1,462
3.125% Senior notes due December 2049	Semi-annually	1,250	1,222	1,221
3.35% Senior notes due April 2050	Semi-annually	1,500	1,470	—
2.375% Senior notes due March 2051	Semi-annually	1,250	1,220	—
3.50% Senior notes due September 2056	Semi-annually	1,000	973	972
Total senior notes		$34,750	34,472	29,344
Finance lease obligations; payable in varying installments through January 31, 2055			2,766	1,165
Total long-term debt			37,238	30,509
Less current installments of long-term debt			1,416	1,839
Long-term debt, excluding current installments			$35,822	$28,670

January 2021 Issuance. In January 2021, we issued three tranches of senior notes.
•The first tranche consisted of $500 million of 0.90% senior notes due March 15, 2028 (the “2028 notes”) at a discount of $3 million. Interest on the 2028 notes is due semi-annually on March 15 and September 15 of each year, beginning September 15, 2021.
•The second tranche consisted of $1.25 billion of 1.375% senior notes due March 15, 2031 (the “2031 notes”) at a discount of $7 million. Interest on the 2031 notes is due semi-annually on March 15 and September 15 of each year, beginning September 15, 2021.
•The third tranche consisted of $1.25 billion of 2.375% senior notes due March 15, 2051 (the “2051 notes”) at a discount of $17 million (together with the 2028 notes and the 2031 notes, the “January 2021 issuance”). Interest on the 2051 notes is due semi-annually on March 15 and September 15 of each year, beginning September 15, 2021.
•Issuance costs for the January 2021 issuance totaled $21 million. The net proceeds of the January 2021 issuance were used to replace a portion of the cash on hand used to finance the acquisition of HD Supply. Remaining proceeds will be used for general corporate purposes.
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
Redemption. All of our senior notes, other than our outstanding floating rate notes, may be redeemed by us at any time, in whole or in part, at the redemption price plus accrued interest up to the redemption date. With respect to the 3.25% 2022 notes and the 5.875% 2036 notes, the redemption price is equal to the greater of (1) 100% of the principal amount of the notes to be redeemed, or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed that would be due after the related redemption date. With respect to all other notes, the redemption price is equal to the greater of (1) 100% of the principal amount of the notes to be redeemed, or (2) the sum of the present values of the remaining scheduled payments of principal and interest to the Par Call Date, as defined in the respective notes. Additionally, if a Change in Control Triggering Event occurs, as defined in the notes, holders of all notes have the right to require us to redeem those notes at 101% of the aggregate principal amount of the notes plus accrued interest up to the redemption date.
In addition to the repayments of the outstanding senior notes discussed above, in January 2021, we fully repaid our $1.0 billion 4.40% senior notes that had a maturity date of April 2021. In March 2021, we also fully repaid our $1.35 billion 2.00% senior notes that had a maturity date of April 2021. The early redemption of each of these notes occurred at or after their respective Par Call Date.
We are generally not limited under the indentures governing the notes in our ability to incur additional indebtedness or required to maintain financial ratios or specified levels of net worth or liquidity. The indentures governing the notes contain various customary covenants; however, none are expected to impact our liquidity or capital resources.

Maturities of Long-Term Debt. Our long-term debt maturities, excluding finance leases, follow:

in millions	Principal
Fiscal 2021	$1,350
Fiscal 2022	2,250
Fiscal 2023	1,000
Fiscal 2024	1,100
Fiscal 2025	1,000
Thereafter	28,050
Total	$34,750
Derivative Instruments and Hedging Activities
We use derivative and nonderivative instruments as part of our normal business operations in the management of our exposure to fluctuations in foreign currency exchange rates and interest rates on certain debt. Our objective in managing these exposures is to decrease the volatility of cash flows affected by changes in the underlying rates and minimize the risk of changes in the fair value of our senior notes.
We had outstanding interest rate swap agreements with combined notional amounts of $4.4 billion at January 31, 2021 and $2.1 billion at February 2, 2020. These agreements were accounted for as fair value hedges that swap fixed for variable rate interest to hedge changes in the fair values of certain senior notes. At January 31, 2021, the fair values of these agreements totaled $101 million, with $172 million recognized in other assets and $71 million recognized in other long-term liabilities on the consolidated balance sheet. At February 2, 2020, the fair values of these agreements totaled $120 million, all of which was recognized within other assets on the consolidated balance sheet. The changes in the fair values of these agreements offset the changes in the fair value of the hedged long-term debt.
We also settled forward-starting interest rate swap agreements in prior years, which were used to hedge the variability in future interest payments attributable to changing interest rates on forecasted debt issuances. Unamortized losses on these forward-starting swaps, which were designated as cash flow hedges, are being amortized to interest expense over the life of the respective notes. Losses recognized on these swaps within interest expense were immaterial in fiscal 2020, fiscal 2019 and fiscal 2018.
During fiscal 2019, we also settled our outstanding cross currency swap agreements accounted for as cash flow hedges, which hedged foreign currency fluctuations on certain intercompany debt, resulting in a gain of $118 million.
At January 31, 2021 and February 2, 2020, we had outstanding foreign currency forward contracts accounted for as cash flow hedges, which hedge the variability of forecasted cash flows associated with certain payments made in our foreign operations. At January 31, 2021 and February 2, 2020, the notional amounts and the fair values of these contracts were not material.
We had outstanding foreign currency forward contracts accounted for as net investment hedges, with a combined notional amount of $141 million at January 31, 2021 and $1.2 billion at February 2, 2020. These agreements hedge against foreign currency exposure on our net investment in certain subsidiaries. At January 31, 2021 and February 2, 2020, the fair values of these contracts were not material.
In addition to our forward contracts, we also hedge a portion of our foreign currency risk by designating nonderivative foreign-currency-denominated intercompany debt as hedges of our net investment in certain of our foreign operations. As of January 31, 2021 and February 2, 2020, the notional value of our nonderivative hedges and related foreign currency translation adjustments recorded in accumulated other comprehensive income (loss) were immaterial.
We expect an immaterial amount recorded in accumulated other comprehensive income (loss) as of January 31, 2021 to be reclassified into earnings within the next 12 months.
We generally enter into master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit our credit risk, we enter into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain derivative instruments exceeds or falls below contractually established thresholds. As of January 31, 2021, the cash collateral received by the Company related to derivative instruments under our collateral security arrangements was $103 million, which was recorded in other accrued expenses in the consolidated balance sheet. We did not receive any cash collateral as of February 2, 2020 or have material cash collateral posted with counterparties as of January 31, 2021 or February 2, 2020.
5.INCOME TAXES
Provision for Income Taxes
Our earnings before the provision for income taxes follow:

in millions	Fiscal	Fiscal	Fiscal
	2020	2019	2018
United States	$16,013	$13,770	$13,456
Foreign	965	945	1,100
Total	$16,978	$14,715	$14,556
Our provision for income taxes follows:

in millions	Fiscal	Fiscal	Fiscal
	2020	2019	2018
Current:
Federal	$3,462	$2,370	$2,495
State	928	572	544
Foreign	329	340	372
Total current	4,719	3,282	3,411
Deferred:
Federal	(404)	259	67
State	(209)	(72)	1
Foreign	6	4	(44)
Total deferred	(607)	191	24
Provision for income taxes	$4,112	$3,473	$3,435
Our combined federal, state, and foreign effective tax rates follow:

	Fiscal	Fiscal	Fiscal
	2020	2019	2018
Combined federal, state, and foreign effective tax rates	24.2%	23.6%	23.6%
The reconciliation of our provision for income taxes at the federal statutory rate of 21% to the actual tax expense follows:

in millions	Fiscal	Fiscal	Fiscal
	2020	2019	2018
Income taxes at federal statutory rate	$3,565	$3,090	$3,057
State income taxes, net of federal income tax benefit	568	395	443
Tax on mandatory deemed repatriation	—	—	(62)
Other, net	(21)	(12)	(3)
Total	$4,112	$3,473	$3,435

Deferred Taxes
The tax effects of temporary differences that give rise to significant portions of our deferred tax assets and deferred tax liabilities follow:

in millions	January 31, 2021	February 2, 2020
Assets:
Deferred compensation	$472	$169
Accrued self-insurance liabilities	291	285
State income taxes	117	100
Merchandise inventories	41	—
Non-deductible reserves	199	156
Net operating losses	144	70
Lease liabilities	1,605	1,536
Other	155	135
Total deferred tax assets	3,024	2,451
Valuation allowance	(8)	—
Total deferred tax assets, net of valuation allowance	3,016	2,451

Liabilities:
Merchandise inventories	—	(26)
Property and equipment	(1,061)	(1,107)
Goodwill and other intangibles	(1,030)	(195)
Lease right-of-use assets	(1,555)	(1,458)
Tax on unremitted earnings	(119)	(100)
Other	(77)	(132)
Total deferred tax liabilities	(3,842)	(3,018)
Net deferred tax liabilities	$(826)	$(567)
Our noncurrent deferred tax assets and noncurrent deferred tax liabilities, netted by tax jurisdiction, follow:

in millions	January 31, 2021	February 2, 2020
Other assets	$305	$139
Deferred income taxes	(1,131)	(706)
Net deferred tax liabilities	$(826)	$(567)
As of January 31, 2021, we recorded deferred tax assets of $144 million for net operating losses, primarily related to state jurisdictions. These losses expire at various dates beginning in 2022. We have concluded that it is more likely than not that tax benefits related to substantially all net operating losses will be realized based upon the expectation that we will generate the necessary taxable income in future periods.
Reinvestment of Unremitted Earnings
Substantially all of our current year foreign cash flows in excess of working capital and cash needed for strategic investments are not intended to be indefinitely reinvested offshore. Therefore, the tax effects of repatriation (including applicable state and local taxes and foreign withholding taxes) of such cash flows have been provided for in the accompanying consolidated statements of earnings. We have the intent and ability to reinvest substantially all of the approximately $3 billion of non-cash unremitted earnings of our non-U.S. subsidiaries indefinitely. Accordingly, no provision for state and local taxes or foreign withholding taxes was recorded on these unremitted earnings in the accompanying consolidated statements of earnings. It is impracticable for us to determine the amount of unrecognized deferred tax liabilities on these indefinitely reinvested earnings due to the complexities associated with the hypothetical calculation.

Tax Return Examination Status
Our income tax returns are routinely examined by U.S. federal, state and local, and foreign tax authorities. With few exceptions, as of January 31, 2021, the Company is no longer subject to U.S. federal examinations by tax authorities for years before fiscal 2010. Our U.S. federal tax returns for fiscal years 2010 through 2018 are currently under examination by the IRS. With respect to the fiscal years 2010 to 2014, the IRS has issued a proposed adjustment relating to transfer pricing between our entities in the U.S. and China. We are defending our position using all available remedies including bi-lateral relief from double taxation. There are also ongoing U.S. state and local audits and other foreign audits covering fiscal years 2008 through 2019. We do not expect the results from any ongoing income tax audit to have a material impact on our consolidated financial condition, results of operations, or cash flows.
Over the next twelve months, it is reasonably possible that the resolution of federal and state tax examinations, as well as the expiration of statutes of limitations, could reduce our unrecognized tax benefits by an immaterial amount. We do not anticipate the resolution of these matters will result in a material change to our consolidated financial condition or results of operations.
Unrecognized Tax Benefits
Reconciliations of the beginning and ending amount of our gross unrecognized tax benefits follow:

in millions	Fiscal	Fiscal	Fiscal
	2020	2019	2018
Unrecognized tax benefits balance at beginning of fiscal year	$473	$494	$637
Additions based on tax positions related to the current year	75	96	91
Additions for tax positions of prior years	72	82	100
Reductions for tax positions of prior years	(53)	(147)	(245)
Reductions due to settlements	(22)	(13)	(66)
Reductions due to lapse of statute of limitations	(5)	(39)	(23)
Unrecognized tax benefits balance at end of fiscal year	$540	$473	$494
Unrecognized tax benefits that if recognized would affect our annual effective income tax rate on net earnings were $458 million, $407 million, and $398 million at January 31, 2021, February 2, 2020, and February 3, 2019, respectively.
Interest and Penalties
Net adjustments to accruals for interest and penalties associated with uncertain tax positions were immaterial in fiscal 2020, fiscal 2019 and fiscal 2018.
Our total accrued interest and penalties follow:

in millions	January 31, 2021	February 2, 2020
Total accrued interest and penalties	$97	$87

6.STOCKHOLDERS’ EQUITY
Stock Rollforward
A reconciliation of the number of shares of our common stock follows:

in millions	Fiscal	Fiscal	Fiscal
	2020	2019	2018
Common stock:
Balance at beginning of year	1,786	1,782	1,780
Shares issued under employee stock plans	3	4	2
Balance at end of year	1,789	1,786	1,782
Treasury stock:
Balance at beginning of year	(709)	(677)	(622)
Repurchases of common stock	(3)	(32)	(55)
Balance at end of year	(712)	(709)	(677)
Shares outstanding at end of year	1,077	1,077	1,105
Annual per share cash dividends follow:

	Fiscal	Fiscal	Fiscal
	2020	2019	2018
Cash dividends per share	$6.00	$5.44	$4.12
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
7.FAIR VALUE MEASUREMENTS
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

	Fair Value at January 31, 2021 Using			Fair Value at February 2, 2020 Using
in millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative agreements – assets	$—	$172	$—	$—	$133	$—
Derivative agreements – liabilities	—	(71)	—	—	—	—
Total	$—	$101	$—	$—	$133	$—
The fair values of our derivative instruments are determined using an income approach and Level 2 inputs, which include the respective interest rate and foreign currency forward curves and discount rates.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The carrying amounts of cash and cash equivalents, receivables, short-term debt, and accounts payable approximate fair value due to the short-term maturities of these financial instruments.
Long-lived assets, goodwill, and other intangible assets are subject to nonrecurring fair value measurement for the measurement of impairment. We did not have any material assets or liabilities that were measured at fair value on a nonrecurring basis as of January 31, 2021 or February 2, 2020.
The aggregate fair values and carrying values of our senior notes follow:

	January 31, 2021		February 2, 2020
in millions	Fair Value (Level 1)	Carrying Value	Fair Value (Level 1)	Carrying Value
Senior notes	$41,289	$34,472	$34,102	$29,344
8.STOCK-BASED COMPENSATION
Omnibus Stock Incentive Plans
The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan (the “2005 Plan”) and The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan (the “1997 Plan” and collectively with the 2005 Plan, the “Plans”) provide that incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, deferred shares, and other stock-based awards may be issued to certain of our associates and non-employee directors. Under the 2005 Plan, the maximum number of shares of our common stock authorized for issuance is 255 million shares, with any award other than a stock option or stock appreciation right reducing the number of shares available for issuance by 2.11 shares. At January 31, 2021, there were approximately 120 million shares available for future grants under the 2005 Plan. No additional equity awards could be issued from the 1997 Plan after the adoption of the 2005 Plan on May 26, 2005.
Stock Options. Under the terms of the Plans, incentive stock options and nonqualified stock options must have an exercise price at or above the fair market value of our stock on the date of the grant. Typically, nonqualified stock options vest at the rate of 25% per year commencing on the first or second anniversary date of the grant and expire on the tenth anniversary date of the grant. Additionally, a majority of our stock options may become non-forfeitable upon the associate reaching age 60, provided the associate has had five years of continuous service. No incentive stock options have been issued under the 2005 Plan.
We estimate the fair value of stock option awards on the date of grant using the Black-Scholes option-pricing model. Our determination of fair value of stock option awards on the date of grant using the Black-Scholes option-pricing model is affected by our stock price as well as assumptions regarding a number of variables.

The per share weighted average fair value of stock options granted and the assumptions used in determining fair value at the date of grant using the Black-Scholes option-pricing model follow:

	Fiscal	Fiscal	Fiscal
	2020	2019	2018
Per share weighted average fair value	$36.77	$27.33	$32.28
Risk-free interest rate	0.6%	2.2%	2.7%
Assumed volatility	29.9%	19.8%	21.3%
Assumed dividend yield	3.1%	2.9%	2.3%
Assumed lives of options	6 years	5 years	5 years
The total intrinsic value of stock options exercised follows:

in millions	Fiscal	Fiscal	Fiscal
	2020	2019	2018
Total intrinsic value of stock options exercised	$217	$241	$138
A summary of stock option activity by number of shares and weighted average exercise price during fiscal 2020 follows:

shares in thousands	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	5,212	$111.54
Granted	422	193.84
Exercised	(1,258)	75.83
Forfeited	(26)	169.40
Outstanding at end of year	4,350	129.50
Shares of common stock issued from stock option exercises are made available from authorized and unissued common stock or treasury stock.
Details regarding outstanding and exercisable stock options at January 31, 2021 follow:

shares in thousands, dollars in millions, except for per share amounts	Number of Shares	Intrinsic Value	Weighted Average Remaining Life	Weighted Average Exercise Price
Outstanding	4,350	$615	5 years	$129.50
Exercisable	2,677	454	4 years	101.08
Restricted Stock and Performance Share Awards. Restrictions on the restricted stock issued under the Plans generally lapse according to one of the following schedules:
•the restrictions on the restricted stock lapse over various periods up to five years; or
•the restrictions on 25% of the restricted stock lapse upon the third and sixth anniversaries of the date of issuance with the remaining 50% of the restricted stock lapsing upon the associate’s attainment of age 62.
At the grant date of the award, recipients of restricted stock are granted voting rights and generally receive dividends on unvested shares, paid in the form of cash on each dividend payment date. Additionally, the majority of our restricted stock awards may become non-forfeitable upon the associate’s attainment of age 60, provided the associate has had five years of continuous service.
We have also granted performance share awards under the Plans. These awards provide for the issuance of shares of our common stock at the end of the three-year performance cycle based upon our performance against target average ROIC and operating profit over that performance cycle. Additionally, the awards become non-forfeitable upon the associate’s attainment of age 60, provided the associate has had five years of continuous service and minimum performance targets are achieved. Recipients of performance share awards have no voting rights until the shares are issued following completion of the performance period. Dividend equivalents accrue on the performance shares (as reinvested shares) and are paid upon the payout of the award based upon the actual number of shares earned.
The fair value of the restricted stock and performance shares is based on the closing stock price on the date of grant and is expensed over the period during which the restrictions lapse.

Restricted Stock Units and Deferred Shares. Each restricted stock unit entitles the associate to one share of common stock to be received upon vesting up to five years after the grant date. Additionally, the majority of these awards may become non-forfeitable upon the associate reaching age 60, provided the associate has had five years of continuous service. Recipients of restricted stock units have no voting rights until the vesting of the award. Recipients receive dividend equivalents that accrue on unvested units and are paid out in the form of additional shares of stock on the vesting date. The fair value of the restricted stock units is based on the closing stock price on the date of grant and is expensed over the period during which the units vest.
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
Deferred shares granted to non-employee directors follow:

	Fiscal	Fiscal	Fiscal
	2020	2019	2018
Deferred shares granted to non-employee directors	18,000	22,000	26,000
Stock-Based Compensation Activity. A summary of restricted stock, performance shares, and restricted stock unit activity during fiscal 2020 follows:

shares in thousands	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	3,975	$170.58
Granted	1,803	181.75
Vested	(1,506)	155.14
Forfeited	(174)	177.71
Nonvested at end of year	4,098	180.87
Stock-based compensation expense, net of estimated forfeitures and related income tax benefit follows:

in millions	Fiscal	Fiscal	Fiscal
	2020	2019	2018
Pre-tax stock-based compensation expense	$310	$251	$282
Income tax benefit	(58)	(49)	(49)
After-tax stock-based compensation expense	$252	$202	$233
At January 31, 2021, there was $427 million of unamortized stock-based compensation expense, which is expected to be recognized over a weighted average period of two years.
The total fair value of restricted stock, performance shares, and restricted stock units that vested during the fiscal year follow:

in millions	Fiscal	Fiscal	Fiscal
	2020	2019	2018
Total fair value vested	$271	$303	$367
Employee Stock Purchase Plans
We maintain two ESPPs (a U.S. and a non-U.S. plan). The plan for U.S. associates is a tax-qualified plan under Section 423 of the Internal Revenue Code. The non-U.S. plan is not a Section 423 plan. At January 31, 2021, there were 17 million shares available under the U.S. plan and 19 million shares available under the non-U.S. plan. The purchase price of shares under the ESPPs is equal to 85% of the stock’s fair market value on the last day of the purchase period, which is a six-month period ending on December 31 and June 30 of each year. During fiscal 2020, there were 1 million shares purchased under the ESPPs at an average price of $219.49. Under the outstanding ESPPs at January 31, 2021, associates have contributed $21 million to purchase shares at 85% of the stock’s fair market value on the last day of the current purchase period, June 30, 2021.

9.EMPLOYEE BENEFIT PLANS
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
Our contributions to the Benefit Plans and the Restoration Plan follow:

in millions	Fiscal	Fiscal	Fiscal
	2020	2019	2018
Contributions to the Benefit Plans and the Restoration Plan	$267	$213	$211
At January 31, 2021, the Benefit Plans and the Restoration Plan held a total of 5.8 million shares of our common stock in trust for plan participants.
10.WEIGHTED AVERAGE COMMON SHARES
The reconciliation of our basic to diluted weighted average common shares follows:

in millions	Fiscal	Fiscal	Fiscal
	2020	2019	2018
Basic weighted average common shares	1,074	1,093	1,137
Effect of potentially dilutive securities	4	4	6
Diluted weighted average common shares	1,078	1,097	1,143

Anti-dilutive securities excluded from diluted weighted average common shares	—	—	—
11.COMMITMENTS AND CONTINGENCIES
At January 31, 2021, we had outstanding letters of credit totaling $510 million, primarily related to certain business transactions, including insurance programs, trade contracts, and construction contracts.
We are involved in litigation arising in the normal course of business. In management’s opinion, any such litigation is not expected to have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.
12. HD SUPPLY ACQUISITION
On November 16, 2020, we announced that we entered into a definitive agreement to acquire HD Supply, a leading national distributor of MRO products in the multifamily and hospitality end markets. We believe the acquisition of HD Supply will help position the Company to accelerate sales growth by better serving both existing and new MRO customers. Under the terms of the merger agreement, a subsidiary of Home Depot made a cash tender offer to purchase all outstanding shares of HD Supply common stock for $56 per share. All of the conditions of the offer were satisfied, and the acquisition was completed on December 24, 2020. The acquisition was funded through cash on hand, a portion of which was replaced with the proceeds from our January 2021 debt issuance.
The acquisition was accounted for in accordance with Topic 805 "Business Combinations" and, accordingly, HD Supply’s results of operations have been consolidated in the Company’s financial statements since December 24, 2020, the date of acquisition. We recorded a preliminary allocation of the purchase price to assets acquired and liabilities assumed based on their estimated fair values as of December 24, 2020. Acquisition-related costs were expensed as incurred and totaled $110 million, including the $56 million charge related to the settlement of share-based awards noted below.

The following table summarizes total purchase consideration:

in millions
Total cash consideration for outstanding shares	$8,637
Value of share-based awards attributed to services already rendered (1)	55
Total purchase consideration	$8,692
—————
(1)    In connection with the completion of the acquisition, all HD Supply share-based awards were cash settled for an aggregate value of $111 million. As the settlement of the awards was at the discretion of the Company, the portion of the fair value of the awards attributed to services previously provided of $55 million was included as part of purchase consideration, with the remaining $56 million recognized as post-combination expense within SG&A in our consolidated statement of earnings for fiscal 2020.
The following table summarizes the estimated preliminary fair values of the assets acquired and liabilities assumed at the date of the acquisition and is subject to final fair value determination:

in millions	Fair Value
Cash	$912
Other current assets	879
Goodwill	4,870
Other assets (1)	3,943
Total assets acquired	$10,604

Current liabilities	$801
Long-term liabilities (2)	1,111
Total liabilities assumed	$1,912
—————
(1)    Includes identifiable intangible assets of $3.3 billion.
(2)    Includes deferred tax liabilities of $836 million primarily resulting from the difference in book and tax basis related to identifiable intangible assets.
Identifiable intangible assets were recognized at their estimated acquisition date fair values. The preliminary fair value of identifiable intangible assets was determined by using certain estimates and assumptions that are not observable in the market. The preliminary fair values were determined using an income based approach, which included significant assumptions such as the amount and timing of projected cash flows, growth rates, customer attrition rates, discount rates, and the assessment of the asset’s life cycle. The preliminary estimated fair value and estimated remaining useful lives of identifiable intangible assets follows:

in millions	Useful Life (Years)	Preliminary Fair Value
Customer relationships	19	$2,630
Trade name – indefinite lived	Indefinite	520
Trade names – definite lived	20	150
Identifiable intangible assets		$3,300
The goodwill arising from the acquisition is primarily attributable to operational synergies and acceleration of growth strategy, as well as the assembled workforce. The goodwill generated in the acquisition is not expected to be deductible for U.S. federal and state tax purposes.
We have completed preliminary valuation analyses necessary to assess the fair values of the tangible and intangible assets acquired and liabilities assumed and the amount of goodwill to be recognized as of the acquisition date. These fair values were based on management’s estimates and assumptions; however, the amounts shown above are preliminary in nature and are subject to adjustment, including income tax related amounts, as additional information is obtained about the facts and circumstances that existed as of the acquisition date. Accordingly, there may be adjustments to the assigned values of acquired assets and liabilities, including, but not limited to, intangible assets and property and equipment and their respective estimated useful lives, that may also give rise to increases or decreases in the amounts of depreciation and amortization expense. The final determination of the fair values and related income tax impacts will be completed as soon as practicable, and within the measurement period of up to one year from the acquisition date as permitted under GAAP. Any adjustments to provisional amounts that are identified during the measurement period will be recorded in the reporting period in which the adjustment is determined.
Net sales and net earnings for fiscal 2020 attributable to HD Supply since the completion of the acquisition were immaterial. Pro forma results of operations would not be materially different as a result of the acquisition and therefore are not presented.
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2021 based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2021 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
Management excluded HD Supply from our assessment of internal control over financial reporting as of January 31, 2021 because it was acquired by the Company on December 24, 2020. HD Supply represents approximately 3% of the Company’s consolidated total assets, excluding goodwill and intangible assets recorded, and less than 1% of the Company’s consolidated net sales, as of and for the year ended January 31, 2021. See Note 12 to our consolidated financial statements for further discussion of the HD Supply acquisition.
The effectiveness of our internal control over financial reporting as of January 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
During the second quarter of fiscal 2020, we temporarily suspended physical inventory counts in our stores as a result of COVID-19. We resumed physical inventory counts during the third quarter of fiscal 2020, and updated controls related to our use of the results from a sample of stores that were able to conduct physical inventories as a basis for estimating shrink for those stores at which physical inventory counts were temporarily suspended during the year.
We are in the process of an ongoing business transformation initiative, which included upgrading and migrating certain accounting and finance systems in the U.S in fiscal 2020. We plan to continue to migrate additional business processes over the course of the next few years and have modified and will continue to modify the design and implementation of certain internal control processes as the integration continues.
Except as described above, there were no other changes in our internal control over financial reporting during the fiscal quarter ended January 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
The Home Depot, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited The Home Depot, Inc. and subsidiaries' (the Company) internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2021 and February 2, 2020, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated March 24, 2021 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired HD Supply Holdings, Inc. during fiscal 2020, and management excluded HD Supply Holdings, Inc. from its assessment of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2021. HD Supply Holdings, Inc. represents approximately 3% of the Company’s consolidated total assets, excluding goodwill and intangibles recorded, and less than 1% of the Company’s consolidated net sales as of and for the year ended January 31, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of HD Supply Holdings, Inc.
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
March 24, 2021

Item 9B. Other Information.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item, other than the information regarding the executive officers set forth below, is incorporated by reference to the sections entitled “Election of Directors,” “Corporate Governance,” “General,” and “Audit Committee Report” in our Proxy Statement for the 2021 Annual Meeting of Shareholders (“Proxy Statement”).
Executive officers are appointed by, and serve at the pleasure of, the Board of Directors. Our executive officers are as follows:
ANN-MARIE CAMPBELL, age 55, has been Executive Vice President – U.S. Stores and International Operations since October 2020. From February 2016 to October 2020, she served as Executive Vice President – U.S. Stores, from January 2009 to February 2016, she served as Division President of the Southern Division, and from December 2005 to January 2009, she served as Vice President – Vendor Services. Ms. Campbell began her career with The Home Depot in 1985 as a cashier and has held roles of increasing responsibility since she joined the Company, including vice president roles in the Company’s operations, merchandising, and marketing departments. She serves as a director of Workday, Inc., a financial and human capital management software vendor.
MATTHEW A. CAREY, age 56, has been Executive Vice President and Chief Information Officer since September 2008. From January 2006 through August 2008, he served as Senior Vice President and Chief Technology Officer at eBay Inc., an online commerce platform. Mr. Carey was previously with Wal-Mart Stores, Inc., a general merchandise retailer, from June 1985 to December 2005. His final position with Wal-Mart was Senior Vice President and Chief Technology Officer.
EDWARD P. DECKER, age 58, has been President and Chief Operating Officer since October 2020. From August 2014 to October 2020, he served as Executive Vice President – Merchandising, and from October 2006 through July 2014, he served as Senior Vice President – Retail Finance, Pricing Analytics, and Assortment Planning. Mr. Decker joined The Home Depot in 2000 and held various strategic planning roles, including serving as Vice President – Strategic Business Development from November 2002 to April 2006 and Senior Vice President – Strategic Business and Asset Development from April 2006 to September 2006. Prior to joining the Company, Mr. Decker held various positions in strategic planning, business development, finance, and treasury at Kimberly-Clark Corp. and Scott Paper Co., both of which are consumer products companies.
MARK Q. HOLIFIELD, age 64, has been Executive Vice President – Supply Chain and Product Development since February 2014. From July 2006 through February 2014, he served as Senior Vice President – Supply Chain. Mr. Holifield was previously with Office Depot, Inc., an office products and services company, from 1994 through July 2006, where he served in various supply chain positions, including Executive Vice President of Supply Chain Management.
TIMOTHY A. HOURIGAN, age 64, has been Executive Vice President – Human Resources since June 2017. From February 2016 through June 2017, he served as Division President of the Southern Division. Prior to his role as Division President, Mr. Hourigan served in various human resources roles with the Company, including Vice President – Human Resources, U.S. Stores and Operations from September 2013 to February 2016; Vice President – Compensation and Benefits from February 2007 to September 2013; and Vice President – Human Resources from July 2002 to February 2007.
JEFFREY G. KINNAIRD, age 47, has been Executive Vice President – Merchandising since October 2020. From January 2016 to October 2020, he served as President of The Home Depot Canada. Mr. Kinnaird joined the Company in July 1996 as a store associate in Canada and has held roles of increasing responsibility at The Home Depot Canada, including District Manager, Regional Vice President and Merchandising Vice President.
WILLIAM G. LENNIE, age 65, has been Executive Vice President – Outside Sales & Service since July 2015 and has announced he plans to retire in the summer of 2021. From March 2011 through January 2016, he served as President of The Home Depot Canada, and he served as Senior Vice President – International Merchandising, Private Brands, and Global Sourcing from March 2009 through March 2011. Mr. Lennie originally joined the Company in 1992 and held roles of increasing responsibility in the Company’s merchandising department. In 2006, Mr. Lennie left the Company to be Senior Vice President of Merchandising, Hardlines for Dick’s Sporting Goods, Inc., a sporting goods retailer, before re-joining The Home Depot in 2009.

RICHARD V. McPHAIL, age 50, has been Executive Vice President and Chief Financial Officer since September 2019. From August 2017 through August 2019, he served as Senior Vice President, Finance Control and Administration, of the Company, and was responsible for enterprise financial reporting and operations, financial planning and analysis, treasury, payments, tax, and international financial operations. From August 2014 to September 2017, he served as Senior Vice President, Finance, with responsibility for U.S. Retail finance, strategic and financial planning, and business development activity. Mr. McPhail served as Senior Vice President, Global FP&A, Strategy, and New Business Development, from March 2013 to August 2014; Vice President, Strategic Business Development, from January 2007 to March 2013; and director of Strategic Business Development from May 2005 to January 2007. Prior to joining the Company in 2005, Mr. McPhail served as executive vice president of corporate finance for Marconi Corporation plc in London, England, where he led their business development efforts. Prior to Marconi, Mr. McPhail held positions with Wachovia Securities and with Arthur Andersen.
CRAIG A. MENEAR, age 63, has been our Chief Executive Officer since November 2014 and our Chairman since February 2015. He also served as our President from November 2014 to October 2020. He previously served as our President, U.S. Retail from February 2014 through October 2014. From April 2007 through February 2014, he served as Executive Vice President – Merchandising, and from August 2003 through April 2007, he served as Senior Vice President – Merchandising. From 1997 through August 2003, Mr. Menear served in various management and vice president level positions in the Company’s merchandising department, including Merchandising Vice President of Hardware, Merchandising Vice President of the Southwest Division, and Divisional Merchandise Manager of the Southwest Division.
TERESA WYNN ROSEBOROUGH, age 62, has been Executive Vice President, General Counsel and Corporate Secretary since November 2011. From April 2006 through November 2011, Ms. Roseborough served in several legal positions with MetLife, Inc., a provider of insurance and other financial services, including Senior Chief Counsel – Compliance & Litigation and most recently as Deputy General Counsel. Prior to joining MetLife, Ms. Roseborough was a partner with the law firm Sutherland Asbill & Brennan LLP from February 1996 through March 2006 and a Deputy Assistant Attorney General in the Office of Legal Counsel of the United States Department of Justice from January 1994 through February 1996. Ms. Roseborough serves as a director of The Hartford Financial Services Group, Inc., an investment and insurance company.
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
Item 15. Exhibits, Financial Statement Schedules.
The following documents are filed as part of this report:
1. Financial Statements
The following financial statements are set forth in Item 8 hereof:
•Report of Independent Registered Public Accounting Firm;
•Consolidated Balance Sheets as of January 31, 2021 and February 2, 2020;
•Consolidated Statements of Earnings for fiscal 2020, fiscal 2019, and fiscal 2018;

•Consolidated Statements of Comprehensive Income for fiscal 2020, fiscal 2019, and fiscal 2018;
•Consolidated Statements of Stockholders’ Equity for fiscal 2020, fiscal 2019, and fiscal 2018;
•Consolidated Statements of Cash Flows for fiscal 2020, fiscal 2019, and fiscal 2018; and
•Notes to Consolidated Financial Statements.
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

Exhibit	Description	Reference
2.1	Agreement and Plan of Merger, dated as of November 15, 2020, by and among The Home Depot, Inc., Coronado Acquisition Sub Inc. and HD Supply Holdings, Inc.	Form 8-K filed November 18, 2020, Exhibit 2.1
3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc.	Form 10-Q for the fiscal quarter ended July 31, 2011, Exhibit 3.1
3.2	By-Laws of The Home Depot, Inc. (Amended and Restated Effective February 28, 2019)	Form 8-K filed on March 4, 2019, Exhibit 3.2
4.1	Indenture, dated as of May 4, 2005, between The Home Depot, Inc. and The Bank of New York Trust Company, N.A., as Trustee	Form S-3 (File No. 333-124699) filed May 6, 2005, Exhibit 4.1
4.2	Indenture, dated as of August 24, 2012 between The Home Depot, Inc. and Deutsche Bank Trust Company Americas, as Trustee	Form S-3 (File No. 333-183621) filed August 29, 2012, Exhibit 4.3
4.3	Form of 5.875% Senior Note due December 16, 2036	Form 8-K filed December 19, 2006, Exhibit 4.3
4.4	Form of 5.40% Senior Note due September 15, 2040	Form 8-K filed September 10, 2010, Exhibit 4.2
4.5	Form of 4.40% Senior Note due April 1, 2021	Form 8-K filed March 31, 2011, Exhibit 4.1
4.6	Form of 5.95% Senior Note due April 1, 2041	Form 8-K filed March 31, 2011, Exhibit 4.2
4.7	Form of 2.700% Senior Note due April 1, 2023	Form 8-K filed April 5, 2013, Exhibit 4.2
4.8	Form of 4.200% Senior Note due April 1, 2043	Form 8-K filed April 5, 2013, Exhibit 4.3
4.9	Form of 3.750% Senior Note due February 15, 2024	Form 8-K filed September 10, 2013, Exhibit 4.3
4.10	Form of 4.875% Senior Note due February 15, 2044	Form 8-K filed September 10, 2013, Exhibit 4.4
4.11	Form of 4.40% Senior Note due March 15, 2045	Form 8-K filed June 12, 2014, Exhibit 4.3
4.12	Form of 2.625% Senior Note due June 1, 2022	Form 8-K filed June 2, 2015, Exhibit 4.2
4.13	Form of 4.250% Senior Note due April 1, 2046	Form 8-K filed June 2, 2015, Exhibit 4.3
4.14	Form of 3.35% Note due September 15, 2025	Form 8-K filed September 15, 2015, Exhibit 4.3
4.15	Form of 2.000% Senior Note due April 1, 2021	Form 8-K filed February 12, 2016, Exhibit 4.2
4.16	Form of 3.000% Senior Note due April 1, 2026	Form 8-K filed February 12, 2016, Exhibit 4.3
4.17	Form of 4.250% Senior Note due April 1, 2046	Form 8-K filed February 12, 2016, Exhibit 4.4
4.18	Form of 2.125% Senior Note due September 15, 2026	Form 8-K filed September 15, 2016, Exhibit 4.2
4.19	Form of 3.500% Senior Note due September 15, 2056	Form 8-K filed September 15, 2016, Exhibit 4.3

Exhibit		Description	Reference
4.20		Form of 3.900% Senior Note due June 15, 2047	Form 8-K filed June 5, 2017, Exhibit 4.4
4.21		Form of 2.800% Note due September 14, 2027	Form 8-K filed September 14, 2017, Exhibit 4.2
4.22		Form of Floating Rate Note due March 1, 2022	Form 8-K filed December 6, 2018, Exhibit 4.2
4.23		Form of 3.250% Senior Note due March 1, 2022	Form 8-K filed December 6, 2018, Exhibit 4.3
4.24		Form of 3.900% Senior Note due December 6, 2028	Form 8-K filed December 6, 2018, Exhibit 4.4
4.25		Form of 4.500% Senior Note due December 6, 2048	Form 8-K filed December 6, 2018, Exhibit 4.5
4.26		Form of 2.950% Note due June 15, 2029	Form 8-K filed June 17, 2019, Exhibit 4.2
4.27		Form of 3.900% Note due June 15, 2047	Form 8-K filed June 17, 2019, Exhibit 4.3
4.28		Form of 2.950% Note due June 15, 2029	Form 8-K filed January 13, 2020, Exhibit 4.2
4.29		Form of 3.125% Note due December 15, 2049	Form 8-K filed January 13, 2020, Exhibit 4.3
4.30		Form of 2.500% Note due April 15, 2027	Form 8-K filed March 30, 2020, Exhibit 4.2
4.31		Form of 2.700% Note due April 15, 2030	Form 8-K filed March 30, 2020, Exhibit 4.3
4.32		Form of 3.300% Note due April 15, 2040	Form 8-K filed March 30, 2020, Exhibit 4.4
4.33		Form of 3.350% Note due April 15, 2050	Form 8-K filed March 30, 2020, Exhibit 4.5
4.34		Form of 0.900% Note due March 15, 2028	Form 8-K filed January 7, 2021, Exhibit 4.2
4.35		Form of 1.375% Note due March 15, 2031	Form 8-K filed January 7, 2021, Exhibit 4.3
4.36		Form of 2.375% Note due March 15, 2051	Form 8-K filed January 7, 2021, Exhibit 4.4
4.37		Description of Securities	Form 10-K for the fiscal year ended February 2, 2020, Exhibit 4.33
10.1	†	The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan	Form 10-Q for the fiscal quarter ended August 4, 2002, Exhibit 10.1
10.2	†	Form of Executive Employment Death Benefit Agreement	Form 10-K for the fiscal year ended February 3, 2013, Exhibit 10.2
10.3	†	The Home Depot Deferred Compensation Plan for Officers (As Amended and Restated Effective January 1, 2008)	Form 8-K filed on August 20, 2007, Exhibit 10.1
10.4	†	Amendment No. 1 to The Home Depot Deferred Compensation Plan for Officers (As Amended and Restated Effective January 1, 2008)	Form 10-K for the fiscal year ended January 31, 2010, Exhibit 10.4
10.5	*†	Amendment No. 2 to The Home Depot Deferred Compensation Plan for Officers (As Amended and Restated Effective January 1, 2008)
10.6	†	The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 10-Q for the fiscal quarter ended May 5, 2013, Exhibit 10.1
10.7	†	Amendment No. 1 to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan and The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan	Form 10-K for the fiscal year ended January 31, 2010, Exhibit 10.6
10.8	†	The Home Depot FutureBuilder Restoration Plan	Form 8-K filed on August 20, 2007, Exhibit 10.2
10.9	†	Amendment No.1 to The Home Depot FutureBuilder Restoration Plan	Form 10-K for the fiscal year ended February 2, 2014, Exhibit 10.8
10.10	†	The Home Depot, Inc. Nonemployee Directors’ Deferred Stock Compensation Plan	Form 8-K filed on August 20, 2007, Exhibit 10.3

Exhibit		Description	Reference
10.11	†	The Home Depot, Inc. Amended and Restated Management Incentive Plan (Effective November 21, 2013)	Form 10-K for the fiscal year ended February 2, 2014, Exhibit 10.10
10.12	†	The Home Depot, Inc. Amended and Restated Employee Stock Purchase Plan, as amended and restated effective July 1, 2012	Form 10-Q for the fiscal quarter ended April 29, 2012, Exhibit 10.1
10.13	†	Form of Executive Officer Restricted Stock Award Pursuant to The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan	Form 10-Q for the fiscal quarter ended October 31, 2004, Exhibit 10.1
10.14	†	Form of Executive Officer Nonqualified Stock Option Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan	Form 8-K filed on March 13, 2009, Exhibit 10.4
10.15	†	Form of Deferred Share Award (Nonemployee Director) Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan	Form 8-K filed on November 15, 2007, Exhibit 10.1
10.16	†	Form of Equity Award Terms and Conditions Agreement Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan	Form 8-K filed on March 2, 2011, Exhibit 10.1
10.17	†	Form of Executive Officer Equity Award Terms and Conditions Agreement Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed on March 6, 2013, Exhibit 10.1
10.18	†	Form of Executive Officer Equity Award Agreement (Nonqualified Stock Option) Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed on March 8, 2016, Exhibit 10.1
10.19	†	Form of Executive Officer Equity Award Agreement (Performance Based Restricted Stock) Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed on March 8, 2016, Exhibit 10.2
10.20	†	Form of Executive Officer Equity Award Agreement (Performance Shares) Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed on March 8, 2016, Exhibit 10.3
10.21	†	Form of Deferred Share Award (Nonemployee Director) Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan	Form 10-K for the fiscal year ended January 29, 2017, Exhibit 10.21
10.22	†	Form of Executive Officer Equity Award Agreement (Performance Shares) Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed on February 28, 2018, Exhibit 10.1
10.23	†	Form of Executive Officer Equity Award Agreement (Performance Based Restricted Stock) Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed on February 28, 2018, Exhibit 10.2
10.24	†	Form of Executive Officer Equity Award Agreement (Nonqualified Stock Option) Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed on February 28, 2018, Exhibit 10.3
10.25	†	Form of Executive Officer Equity Award Agreement (Performance Shares) Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed on March 4, 2019, Exhibit 10.1
10.26	†	Form of Executive Officer Equity Award Agreement (Performance-Based Restricted Stock) Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed on March 4, 2019, Exhibit 10.2

Exhibit		Description	Reference
10.27	†	Form of Executive Officer Equity Award Agreement (Nonqualified Stock Option) Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed on March 4, 2019, Exhibit 10.3
10.28	†	Form of Executive Officer Equity Award Agreement Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed on March 2, 2020, Exhibit 10.1
10.29	†	Form of Executive Officer Restricted Stock and Stock Option Award Agreement Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 10-Q for the fiscal quarter ended November 1, 2020, Exhibit 10.4
10.30	†	Form of Executive Officer Equity Award Agreement Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed on March 1, 2021, Exhibit 10.1
10.31	†	Employment Arrangement between Craig A. Menear and The Home Depot, Inc., dated October 16, 2014	Form 10-Q for the fiscal quarter ended November 2, 2014, Exhibit 10.2
10.32	†	Employment Arrangement between Richard V. McPhail and The Home Depot, Inc. dated October 1, 2020	Form 10-Q for the fiscal quarter ended November 1, 2020, Exhibit 10.1
10.33	†	Employment Arrangement between Edward P. Decker and The Home Depot, Inc., dated October 1, 2020	Form 10-Q for the fiscal quarter ended November 1, 2020, Exhibit 10.2
10.34	†	Employment Arrangement between Ann-Marie Campbell and The Home Depot, Inc. dated October 1, 2020	Form 10-Q for the fiscal quarter ended November 1, 2020, Exhibit 10.3
10.35	†	Employment Arrangement between Mark Q. Holifield and The Home Depot, Inc., dated February 27, 2014	Form 10-K for the fiscal year ended February 1, 2015, Exhibit 10.30
21	*	List of Subsidiaries of the Company
23	*	Consent of Independent Registered Public Accounting Firm
31.1	*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	*	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a)
32.1	‡	Certification of Chairman and Chief Executive Officer furnished pursuant Section 906 of the Sarbanes-Oxley Act of 2002
32.2	‡	Certification of Executive Vice President and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit	Description	Reference
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

THE HOME DEPOT, INC. (Registrant)

By:	/s/ CRAIG A. MENEAR
Craig A. Menear, Chairman and Chief Executive Officer

Date:	March 24, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 24, 2021.

Signature	Title

/s/ CRAIG A. MENEAR	Chairman and Chief Executive Officer (Principal Executive Officer)
Craig A. Menear

/s/ RICHARD V. MCPHAIL	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Richard V. McPhail

/s/ STEPHEN L. GIBBS	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)
Stephen L. Gibbs

/s/ GERARD J. ARPEY	Director
Gerard J. Arpey

/s/ ARI BOUSBIB	Director
Ari Bousbib

/s/ JEFFERY H. BOYD	Director
Jeffery H. Boyd

/s/ GREGORY D. BRENNEMAN	Director
Gregory D. Brenneman

/s/ J. FRANK BROWN	Director
J. Frank Brown

/s/ ALBERT P. CAREY	Director
Albert P. Carey

/s/ HELENA B. FOULKES	Director
Helena B. Foulkes

/s/ LINDA R. GOODEN	Director
Linda R. Gooden

/s/ WAYNE M. HEWETT	Director
Wayne M. Hewett

/s/ MANUEL KADRE	Director
Manuel Kadre

/s/ STEPHANIE C. LINNARTZ	Director
Stephanie C. Linnartz

THE HOME DEPOT, INC.
SELECTED FINANCIAL DATA

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
amounts in millions, except per share data or where noted	2020	2019	2018	2017	2016
STATEMENT OF EARNINGS DATA
Net sales ($)	132,110	110,225	108,203	100,904	94,595
Net sales increase (%)	19.9	1.9	7.2	6.7	6.9
Earnings before provision for income taxes ($)	16,978	14,715	14,556	13,698	12,491
Net earnings ($)	12,866	11,242	11,121	8,630	7,957
Net earnings increase (%)	14.4	1.1	28.9	8.5	13.5
Diluted earnings per share ($)	11.94	10.25	9.73	7.29	6.45
Diluted earnings per share increase (%)	16.5	5.3	33.5	13.0	18.1
Diluted weighted average number of common shares	1,078	1,097	1,143	1,184	1,234
Gross profit – % of sales	34.0	34.1	34.3	34.0	34.2
Total operating expenses – % of sales	20.1	19.7	20.0	19.5	20.0
Net earnings – % of sales	9.7	10.2	10.3	8.6	8.4

BALANCE SHEET DATA AND FINANCIAL RATIOS
Total assets ($)	70,581	51,236	44,003	44,529	42,966
Working capital ($)	5,311	1,435	1,813	2,739	3,591
Merchandise inventories ($)	16,627	14,531	13,925	12,748	12,549
Net property and equipment ($)	24,705	22,770	22,375	22,075	21,914
Long-term debt, excluding current installments ($)	35,822	28,670	26,807	24,267	22,349
Stockholders’ equity (deficit) ($)	3,299	(3,116)	(1,878)	1,454	4,333
Total debt-to-equity (%)	1,128.8	(1,010.4)	(1,555.0)	1,858.9	544.7
Inventory turnover	5.8	4.9	5.1	5.1	4.9

STATEMENT OF CASH FLOWS DATA
Depreciation and amortization ($)	2,519	2,296	2,152	2,062	1,973
Capital expenditures ($)	2,463	2,678	2,442	1,897	1,621

OTHER METRICS
Return on invested capital (%)	40.8	45.4	44.8	34.2	31.4
Cash dividends per share ($)	6.00	5.44	4.12	3.56	2.76
Number of stores	2,296	2,291	2,287	2,284	2,278
Retail square footage at fiscal year-end	239	238	238	237	237
Comparable sales increase (%) (1) (3)	19.7	3.5	5.2	6.8	5.6
Sales per retail square foot ($) (2)	543.74	454.82	446.86	417.02	390.78
Customer transactions (2)	1,756	1,616	1,621	1,579	1,544
Average ticket ($) (2)	74.32	67.30	65.74	63.06	60.35
Number of associates at fiscal year-end (in thousands)	505	415	413	413	406
—————
Note: Fiscal 2018 includes 53 weeks. All other fiscal periods disclosed include 52 weeks. This information should be read in conjunction with MD&A and our consolidated financial statements and related notes.
(1)Calculations do not include results of HD Supply, which was acquired in December 2020. Calculations for fiscal 2017 and fiscal 2016 do not include results for Interline, now operating as part of The Home Depot Pro.
(2)These amounts do not include the results for Interline, now operating as part of The Home Depot Pro, and HD Supply, which was acquired in December 2020.
(3)Fiscal 2019 compares the 52 week period in fiscal 2019 to weeks 2 through 53 in fiscal 2018. Fiscal 2018 calculations do not include results from the 53rd week of fiscal 2018 and compare weeks 1 through 52 in fiscal 2018 to the 52 week period in fiscal 2017.
F-1