Form 10-Q
period 2021-05-02
HOME DEPOT, INC.
filed 2021-05-25
CIK 354950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2021
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
1,063,258,434 shares of common stock, $0.05 par value, outstanding as of May 18, 2021

i

COMMONLY USED OR DEFINED TERMS

Term	Definition
ASU	Accounting Standards Update
Comparable sales	As defined in the Results of Operations and Non-GAAP Financial Measures section of MD&A
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
fiscal 2020	Fiscal year ended January 31, 2021
fiscal 2021	Fiscal year ending January 30, 2022
GAAP	U.S. generally accepted accounting principles
HD Supply	HD Supply Holdings, Inc.
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MRO	Maintenance, repair and operations
NOPAT	Net operating profit after tax
Restoration Plan	Home Depot FutureBuilder Restoration Plan
ROIC	Return on invested capital
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SG&A	Selling, general and administrative
2020 Form 10-K	Annual Report on Form 10-K for fiscal 2020 as filed with the SEC on March 24, 2021
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

iii

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
THE HOME DEPOT, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

in millions, except per share data	May 2, 2021	January 31, 2021
Assets
Current assets:
Cash and cash equivalents	$6,648	$7,895
Receivables, net	3,624	2,992
Merchandise inventories	19,178	16,627
Other current assets	1,222	963
Total current assets	30,672	28,477
Net property and equipment	24,673	24,705
Operating lease right-of-use assets	5,864	5,962
Goodwill	7,137	7,126
Other assets	4,221	4,311
Total assets	$72,567	$70,581

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$14,494	$11,606
Accrued salaries and related expenses	2,167	2,463
Sales taxes payable	1,149	774
Deferred revenue	3,415	2,823
Current installments of long-term debt	1,164	1,416
Current operating lease liabilities	803	828
Other accrued expenses	4,566	3,256
Total current liabilities	27,758	23,166
Long-term debt, excluding current installments	34,697	35,822
Long-term operating lease liabilities	5,279	5,356
Other long-term liabilities	3,085	2,938
Total liabilities	70,819	67,282

Common stock, par value $0.05; authorized: 10,000 shares; issued: 1,790 shares at May 2, 2021 and 1,789 shares at January 31, 2021; outstanding: 1,065 shares at May 2, 2021 and 1,077 shares at January 31, 2021	90	89
Paid-in capital	11,555	11,540
Retained earnings	60,504	58,134
Accumulated other comprehensive loss	(608)	(671)
Treasury stock, at cost, 725 shares at May 2, 2021 and 712 shares at January 31, 2021	(69,793)	(65,793)
Total stockholders’ equity	1,748	3,299
Total liabilities and stockholders’ equity	$72,567	$70,581
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended
in millions, except per share data	May 2, 2021	May 3, 2020
Net sales	$37,500	$28,260
Cost of sales	24,758	18,635
Gross profit	12,742	9,625
Operating expenses:
Selling, general and administrative	6,374	5,829
Depreciation and amortization	587	520
Total operating expenses	6,961	6,349
Operating income	5,781	3,276
Interest and other (income) expense:
Interest and investment income	(6)	(17)
Interest expense	339	324
Interest and other, net	333	307
Earnings before provision for income taxes	5,448	2,969
Provision for income taxes	1,303	724
Net earnings	$4,145	$2,245

Basic weighted average common shares	1,071	1,073
Basic earnings per share	$3.87	$2.09

Diluted weighted average common shares	1,075	1,077
Diluted earnings per share	$3.86	$2.08
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
in millions	May 2, 2021	May 3, 2020
Net earnings	$4,145	$2,245
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	34	(419)
Cash flow hedges	2	—
Other	27	10
Total other comprehensive income (loss)	63	(409)
Comprehensive income	$4,208	$1,836
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended
in millions	May 2, 2021	May 3, 2020
Common Stock:
Balance at beginning of period	$89	$89
Shares issued under employee stock plans	1	—
Balance at end of period	90	89

Paid-in Capital:
Balance at beginning of period	11,540	11,001
Shares issued under employee stock plans	(117)	(71)
Stock-based compensation expense	132	78
Balance at end of period	11,555	11,008

Retained Earnings:
Balance at beginning of period	58,134	51,729
Net earnings	4,145	2,245
Cash dividends	(1,775)	(1,611)
Other	—	(9)
Balance at end of period	60,504	52,354

Accumulated Other Comprehensive Income (Loss):
Balance at beginning of period	(671)	(739)
Foreign currency translation adjustments, net of tax	34	(419)
Cash flow hedges, net of tax	2	—
Other, net of tax	27	10
Balance at end of period	(608)	(1,148)

Treasury Stock:
Balance at beginning of period	(65,793)	(65,196)
Repurchases of common stock	(4,000)	(597)
Balance at end of period	(69,793)	(65,793)
Total stockholders' equity (deficit)	$1,748	$(3,490)
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
in millions	May 2, 2021	May 3, 2020
Cash Flows from Operating Activities:
Net earnings	$4,145	$2,245
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization	703	607
Stock-based compensation expense	146	88
Changes in receivables, net	(640)	(534)
Changes in merchandise inventories	(2,519)	(633)
Changes in other current assets	(277)	62
Changes in accounts payable and accrued expenses	3,013	3,274
Changes in deferred revenue	586	71
Changes in income taxes payable	1,138	594
Changes in deferred income taxes	(87)	(68)
Other operating activities	102	31
Net cash provided by operating activities	6,310	5,737

Cash Flows from Investing Activities:
Capital expenditures	(524)	(586)
Other investing activities	(4)	8
Net cash used in investing activities	(528)	(578)

Cash Flows from Financing Activities:
Repayments of short-term debt, net	—	(974)
Proceeds from long-term debt, net of discounts and premiums	—	4,960
Repayments of long-term debt	(1,390)	(27)
Repurchases of common stock	(3,788)	(791)
Proceeds from sales of common stock	13	18
Cash dividends	(1,775)	(1,611)
Other financing activities	(130)	(125)
Net cash (used in) provided by financing activities	(7,070)	1,450
Change in cash and cash equivalents	(1,288)	6,609
Effect of exchange rate changes on cash and cash equivalents	41	(46)
Cash and cash equivalents at beginning of period	7,895	2,133
Cash and cash equivalents at end of period	$6,648	$8,696

Supplemental Disclosures:
Cash paid for interest, net of interest capitalized	$382	$338
Cash paid for income taxes	226	59
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements of The Home Depot, Inc. and its subsidiaries (the "Company," "Home Depot," "we," "our" or "us") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2020 Form 10-K.
There were no significant changes to our significant accounting policies as disclosed in the 2020 Form 10-K.
Recently Adopted Accounting Pronouncements
ASU No. 2019-12. In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Amendments include removal of certain exceptions to the general principles of Topic 740, “Income Taxes,” and simplification in several other areas. On February 1, 2021, we adopted ASU No. 2019-12 with no material impact to our consolidated financial condition, results of operations or cash flows.
Recently Issued Accounting Pronouncements
Recent accounting pronouncements pending adoption not discussed above or in the 2020 Form 10-K are either not applicable or will not have or are not expected to have a material impact on our consolidated financial condition, results of operations or cash flows.
2.NET SALES
Net Sales
No sales to an individual customer accounted for more than 10% of our net sales during the three months ended May 2, 2021 or May 3, 2020. The following table presents net sales, classified by geography:

	Three Months Ended
in millions	May 2, 2021	May 3, 2020
Net sales – in the U.S.	$34,717	$26,418
Net sales – outside the U.S.	2,783	1,842
Net sales	$37,500	$28,260
The following table presents net sales by products and services:

	Three Months Ended
in millions	May 2, 2021	May 3, 2020
Net sales – products	$36,271	$27,305
Net sales – services	1,229	955
Net sales	$37,500	$28,260
The following table presents major product lines and the related merchandising departments (and related services):

Major Product Line	Merchandising Departments
Building Materials	Building Materials, Electrical/Lighting, Lumber, Millwork, and Plumbing
Décor	Appliances, Décor/Storage, Flooring, Kitchen and Bath, and Paint
Hardlines	Hardware, Indoor Garden, Outdoor Garden, and Tools

The following table presents net sales by major product lines (and related services):

	Three Months Ended
in millions	May 2, 2021	May 3, 2020
Building Materials	$13,660	$9,816
Décor	11,882	9,306
Hardlines	11,958	9,138
Net sales	$37,500	$28,260
Deferred Revenue
For product and services sold in stores or online, payment is typically due at the point of sale. When we receive payment from customers before the customer has taken possession of the merchandise or the service has been performed, the amount received is recorded as deferred revenue until the sale or service is complete. Such performance obligations are part of contracts with expected original durations of three months or less. As of May 2, 2021 and January 31, 2021, deferred revenue for products and services was $2.5 billion and $1.9 billion, respectively.
We further record deferred revenue for the sale of gift cards and recognize the associated revenue upon the redemption of those gift cards in net sales, which generally occurs within six months of gift card issuance. As of May 2, 2021 and January 31, 2021, our performance obligations for unredeemed gift cards were $793 million and $839 million, respectively. Gift card breakage income, which is our estimate of the portion of our gift card balance not expected to be redeemed, was immaterial during the three months ended May 2, 2021 and May 3, 2020.
3.PROPERTY AND LEASES
Net Property and Equipment
Net property and equipment includes accumulated depreciation and amortization of $24.7 billion as of May 2, 2021 and $24.1 billion as of January 31, 2021.

Leases
The following table presents the consolidated balance sheet location of assets and liabilities related to operating and finance leases:

in millions	Consolidated Balance Sheet Caption	May 2, 2021	January 31, 2021
Assets:
Operating lease assets	Operating lease right-of-use assets	$5,864	$5,962
Finance lease assets (1)	Net property and equipment	2,636	2,493
Total lease assets		$8,500	$8,455

Liabilities:
Current:
Operating lease liabilities	Current operating lease liabilities	$803	$828
Finance lease liabilities	Current installments of long-term debt	165	66
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	5,279	5,356
Finance lease liabilities	Long-term debt, excluding current installments	2,753	2,700
Total lease liabilities		$9,000	$8,950
—————
(1) Finance lease assets are recorded net of accumulated amortization of $871 million as of May 2, 2021 and $815 million as of January 31, 2021.
The following table presents supplemental non-cash information related to leases:

	Three Months Ended
in millions	May 2, 2021	May 3, 2020
Lease assets obtained in exchange for new operating lease liabilities	$164	$294
Lease assets obtained in exchange for new finance lease liabilities	200	306
4. STOCKHOLDERS' EQUITY
Stock Rollforward
The following table presents a reconciliation of the number of shares of our common stock and cash dividends per share:

shares in millions	Three Months Ended
	May 2, 2021	May 3, 2020
Common stock:
Balance at beginning of period	1,789	1,786
Shares issued under employee stock plans	1	2
Balance at end of period	1,790	1,788
Treasury stock:
Balance at beginning of period	(712)	(709)
Repurchases of common stock	(13)	(3)
Balance at end of period	(725)	(712)
Shares outstanding at end of period	1,065	1,076

Cash dividends per share	$1.65	$1.50

Share Repurchases
In February 2019, our Board of Directors authorized $15.0 billion in share repurchases, of which approximately $3.7 billion remained available as of May 2, 2021. In May 2021, our Board of Directors approved a $20.0 billion share repurchase authorization that replaced the February 2019 authorization. This new authorization does not have a prescribed expiration date.
In March 2020, we suspended our share repurchases to enhance our liquidity position during the COVID-19 pandemic. We resumed share repurchases in the first quarter of fiscal 2021 and repurchased 13 million shares of our common stock for $4.0 billion through open market purchases. In the first quarter of fiscal 2020, we repurchased 3 million shares of our common stock for $597 million through open market purchases prior to the suspension of share repurchases. These amounts may differ from the repurchases of common stock amounts in the consolidated statements of cash flows due to unsettled share repurchases at the end of a period.
5.FAIR VALUE MEASUREMENTS
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value at May 2, 2021 Using			Fair Value at January 31, 2021 Using
in millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative agreements – assets	$—	$117	$—	$—	$172	$—
Derivative agreements – liabilities	—	(200)	—	—	(71)	—
Total	$—	$(83)	$—	$—	$101	$—
The fair values of our derivative instruments are determined using an income approach and Level 2 inputs, which include the respective interest rate and foreign currency forward curves and discount rates.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Long-lived assets, goodwill, and other intangible assets are subject to nonrecurring fair value measurement for the assessment of impairment. We did not have any material assets or liabilities that were measured at fair value on a nonrecurring basis as of May 2, 2021 or January 31, 2021.
Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents, receivables, and accounts payable approximate fair value due to the short-term maturities of these financial instruments.
The following table presents the aggregate fair values and carrying values of our senior notes:

	May 2, 2021		January 31, 2021
in millions	Fair Value (Level 1)	Carrying Value	Fair Value (Level 1)	Carrying Value
Senior notes	$37,864	$32,943	$41,289	$34,472

6.WEIGHTED AVERAGE COMMON SHARES
The following table presents the reconciliation of our basic to diluted weighted average common shares:

	Three Months Ended
in millions	May 2, 2021	May 3, 2020
Basic weighted average common shares	1,071	1,073
Effect of potentially dilutive securities	4	4
Diluted weighted average common shares	1,075	1,077

Anti-dilutive securities excluded from diluted weighted average common shares	—	—
7.COMMITMENTS AND CONTINGENCIES
We are involved in litigation arising in the normal course of business. In management’s opinion, any such litigation is not expected to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
8.HD SUPPLY ACQUISITION
On December 24, 2020, we completed the acquisition of HD Supply for total purchase consideration of $8.7 billion. HD Supply is a leading national distributor of MRO products in the multifamily and hospitality end markets. The acquisition was funded through cash on hand, a portion of which was replaced with the proceeds from our issuance of $3.0 billion of senior notes in January 2021.
The acquisition was accounted for in accordance with Topic 805 "Business Combinations" and, accordingly, HD Supply’s results of operations have been consolidated in the Company’s financial statements since December 24, 2020, the date of acquisition. We recorded a preliminary allocation of the purchase price to assets acquired and liabilities assumed based on their estimated fair values as of December 24, 2020. There were no material adjustments to our preliminary purchase price allocation recognized during the first quarter of fiscal 2021. The final determination of the fair values and related income tax impacts will be completed as soon as practicable, and within the measurement period of up to one year from the acquisition date as permitted under GAAP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
The Home Depot, Inc.:
Results of Review of Interim Financial Information
We have reviewed the consolidated balance sheet of The Home Depot, Inc. and its subsidiaries (the “Company”) as of May 2, 2021, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for the three-month periods ended May 2, 2021 and May 3, 2020 and the related notes (collectively, the “consolidated interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of January 31, 2021, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for the fiscal year then ended (not presented herein); and in our report dated March 24, 2021, we expressed an unqualified opinion on those consolidated financial statements. Our report referred to a change in the Company’s method of accounting for leases. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 31, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
May 24, 2021

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Our MD&A includes the following sections:
•Executive Summary
•Results of Operations and Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Critical Accounting Policies
Executive Summary
The following table presents quarter to date highlights of our financial performance:

dollars in millions, except per share data	Three Months Ended
	May 2, 2021	May 3, 2020
Net sales	$37,500	$28,260
Net earnings	4,145	2,245

Diluted earnings per share	$3.86	$2.08

Net cash provided by operating activities	$6,310	$5,737
Proceeds from long-term debt, net of discounts and premiums	—	4,960
Repayments of long-term debt	1,390	27
Repurchases of common stock	3,788	791
We reported net sales of $37.5 billion in the first quarter of fiscal 2021. Net earnings were $4.1 billion, or $3.86 per diluted share.
We opened one store in the U.S. and one store in Mexico during the first quarter of fiscal 2021, resulting in a total store count of 2,298 at the end of the quarter. As of May 2, 2021, a total of 310 of our stores, or 13.5%, were located in Canada and Mexico. For the first quarter of fiscal 2021, sales per retail square foot were $605.60. Our inventory turnover ratio was 5.5 times, up from 5.0 times last year, driven by a significant increase in customer demand across our merchandising departments.
We generated $6.3 billion of cash flow from operations during the first three months of fiscal 2021. This cash flow, together with cash on hand, was used to fund cash payments of $3.8 billion for share repurchases after resuming share repurchases in the first quarter of fiscal 2021, pay $1.8 billion of dividends, repay an aggregate of $1.4 billion of long-term debt, and fund $524 million in capital expenditures. In February 2021, we announced a 10% increase in our quarterly cash dividend to $1.65 per share.
Our ROIC for the trailing twelve-month period was 45.1% at the end of the first quarter of fiscal 2021 and 40.8% at the end of the first quarter of fiscal 2020. See the "Non-GAAP Financial Measures" section below for our definition and calculation of ROIC, as well as a reconciliation of NOPAT, a non-GAAP financial measure, to net earnings (the most comparable GAAP financial measure).

Results of Operations and Non-GAAP Financial Measures
The tables and discussion below should be read in conjunction with our consolidated financial statements and related notes included in this report and in the 2020 Form 10-K and with our MD&A included in the 2020 Form 10-K. The following table presents the percentage relationship between net sales and major categories in our consolidated statements of earnings.
Fiscal 2021 and Fiscal 2020 Three Month Comparisons

	Three Months Ended
	May 2, 2021		May 3, 2020
dollars in millions	$	% of Net Sales	$	% of Net Sales
Net sales	$37,500		$28,260
Gross profit	12,742	34.0%	9,625	34.1%
Operating expenses:
Selling, general and administrative	6,374	17.0	5,829	20.6
Depreciation and amortization	587	1.6	520	1.8
Total operating expenses	6,961	18.6	6,349	22.5
Operating income	5,781	15.4	3,276	11.6
Interest and other (income) expense:
Interest and investment income	(6)	—	(17)	(0.1)
Interest expense	339	0.9	324	1.1
Interest and other, net	333	0.9	307	1.1
Earnings before provision for income taxes	5,448	14.5	2,969	10.5
Provision for income taxes	1,303	3.5	724	2.6
Net earnings	$4,145	11.1%	$2,245	7.9%
—————
Note: Certain percentages may not sum to totals due to rounding.

	Three Months Ended
Selected financial and sales data:	May 2, 2021	May 3, 2020	% Change
Comparable sales (% change) (1)	31.0%	6.4%	N/A
Comparable customer transactions (% change) (1) (2)	19.1%	(4.0)%	N/A
Comparable average ticket (% change) (1) (2)	10.3%	11.1%	N/A
Customer transactions (in millions) (1) (2)	447.2	374.8	19.3%
Average ticket (1) (2) (3)	$82.37	$74.70	10.3%
Sales per retail square foot (1) (2) (4)	$605.60	$466.58	29.8%
Diluted earnings per share	$3.86	$2.08	85.6%
—————
(1)Does not include results for HD Supply, which was acquired in December 2020.
(2)Does not include results for the legacy Interline Brands business.
(3)Average ticket represents the average price paid per transaction and is used by management to monitor the performance of the Company, as it represents a primary driver in measuring sales performance.
(4)Sales per retail square foot represents annualized sales divided by retail store square footage. Sales per retail square foot is a measure of the efficiency of sales based on the total square footage of our stores and is used by management to monitor the performance of the Company as an indicator of the productivity of owned and leased square footage for retail operations.
Sales. We assess our sales performance by evaluating both net sales and comparable sales.
Net Sales. Net sales for the first quarter of fiscal 2021 increased 32.7% to $37.5 billion from $28.3 billion for the first quarter of fiscal 2020. The increase in net sales for the first quarter of fiscal 2021 primarily reflected the impact of positive comparable sales driven by an increase in comparable customer transactions and comparable average ticket. The first quarter of fiscal 2020 included an adverse impact to sales during the second half of the quarter due to the restrictions we put in place in the first quarter of fiscal 2020 to prioritize the safety of our customers and associates in response to the COVID-19 pandemic. We reduced store hours, limited customer traffic in stores, canceled certain spring events, and restricted sales and installation of in-home services deemed non-essential, all of which negatively impacted our sales during the first quarter of fiscal 2020. Online sales, which consist of sales generated online through our websites for products picked up at our stores or delivered to customer locations, represented 14.3% of net sales and grew by 27.1% during the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020. The increase in online sales for the first quarter of fiscal 2021 was driven by customers continuing to leverage our digital platforms for their shopping needs. A weaker U.S. dollar positively impacted sales growth by $157 million in the first quarter of fiscal 2021.
Comparable Sales. Comparable sales is a measure that highlights the performance of our existing locations and websites by measuring the change in net sales for a period over the comparable prior-period of equivalent length. Comparable sales includes sales at all locations, physical and online, open greater than 52 weeks (including remodels and relocations) and excludes permanently closed stores. Retail stores become comparable on the Monday following their 52nd week of operation. Acquisitions are typically included in comparable sales after they have been owned for more than 52 weeks. Comparable sales is intended only as supplemental information and is not a substitute for net sales presented in accordance with GAAP.
Total comparable sales increased 31.0% for the first quarter of fiscal 2021, reflecting a 10.3% increase in comparable average ticket and a 19.1% increase in comparable customer transactions compared to the first quarter of fiscal 2020. The increase in comparable sales reflected a number of factors, including increased consumer demand across our core categories and the execution of our strategic efforts to drive an enhanced interconnected shopping experience in both the physical and digital worlds. The increase in comparable customer transactions was driven by strong customer traffic both physically and digitally. The increase in comparable average ticket was primarily driven by elevated project demand, commodity price inflation largely from lumber, and stronger demand for new and innovative products.
All of our merchandising departments posted positive comparable sales in the first quarter of fiscal 2021 with 13 of 14 departments posting comparable sales at or above 20%, led by Lumber and Kitchen and Bath.
Gross Profit. Gross profit for the first quarter of fiscal 2021 increased 32.4% to $12.7 billion from $9.6 billion for the first quarter of fiscal 2020. Gross profit as a percentage of net sales, or gross profit margin, was 34.0% for the first quarter of fiscal 2021 compared to 34.1% for the first quarter of fiscal 2020. The decrease in gross profit margin was primarily driven by pressure from mix of product sold, offset by the benefit from lower promotional markdowns as a result of the strong demand environment during the first quarter of fiscal 2021.
Operating Expenses. Our operating expenses are composed of SG&A and depreciation and amortization.
Selling, General & Administrative. SG&A for the first quarter of fiscal 2021 increased 9.3% to $6.4 billion from $5.8 billion for the first quarter of fiscal 2020. As a percentage of net sales, SG&A was 17.0% for the first quarter of fiscal 2021 compared to 20.6% for the first quarter of fiscal 2020. The decrease in SG&A as a percentage of net sales was primarily driven by leverage resulting from a positive comparable sales environment and cycling several COVID-19 related expenses that we incurred during the first quarter of fiscal 2020, including $848 million of additional expense related to expanded benefits to support our associates. Total COVID-19 related expenses, including additional expense related to expanded benefits and operational expenses, were $78 million for the first quarter of fiscal 2021 compared to $864 million for the first quarter of fiscal 2020. This operating expense leverage was partially offset by an increase in hourly payroll-related costs resulting from the increased demand environment throughout the first quarter of fiscal 2021, as well as higher accrued bonus expense, primarily related to the impact of our outperformance on our store success sharing program and store and field-based management bonuses.
Depreciation and Amortization. Depreciation and amortization increased 12.9% to $587 million for the first quarter of fiscal 2021 from $520 million for the first quarter of fiscal 2020. As a percentage of net sales, depreciation and amortization was 1.6% for the first quarter of fiscal 2021 compared to 1.8% for the first quarter of fiscal 2020. The decrease in depreciation and amortization as a percentage of net sales primarily reflected leverage resulting from a positive comparable sales environment.
Interest and Other, net. Interest and other, net, was $333 million for the first quarter of fiscal 2021 compared to $307 million for the first quarter of fiscal 2020. Interest and other, net, as a percentage of net sales was 0.9% for the first quarter of fiscal 2021 compared to 1.1% for the first quarter of fiscal 2020. The decrease in interest and other, net, as a percentage of net sales primarily reflected leverage resulting from a positive comparable sales environment offset by higher interest expense resulting from higher debt balances.

Provision for Income Taxes. Our combined effective income tax rate was 23.9% for the first quarter of fiscal 2021 compared to 24.4% for the first quarter of fiscal 2020.
Diluted Earnings per Share. Diluted earnings per share were $3.86 for the first quarter of fiscal 2021 compared to $2.08 for the first quarter of fiscal 2020. The increase in diluted earnings per share for the first quarter of fiscal 2021 reflected the impact of a positive comparable sales environment along with disciplined expense control.
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
The following table presents the calculation of ROIC, together with a reconciliation of NOPAT to net earnings (the most comparable GAAP measure):

	Twelve Months Ended
dollars in millions	May 2, 2021	May 3, 2020
Net earnings	$14,766	$10,974
Interest and other, net	1,326	1,162
Provision for income taxes	4,691	3,386
Operating income	20,783	15,522
Income tax adjustment (1)	(5,012)	(3,689)
NOPAT	$15,771	$11,833

Average debt and equity	$34,970	$29,038

ROIC	45.1%	40.8%
—————
(1)Income tax adjustment is defined as operating income multiplied by our effective tax rate for the trailing twelve months.
Additional Information
For information on accounting pronouncements that have impacted or are expected to materially impact our consolidated financial condition, results of operations or cash flows, see Note 1 to our consolidated financial statements.
Liquidity and Capital Resources
Cash and Cash Equivalents
At May 2, 2021, we had $6.6 billion in cash and cash equivalents, of which $747 million was held by our foreign subsidiaries. We believe that our current cash position, access to the long-term debt capital markets, cash flow generated from operations, and funds available from our commercial paper programs should be sufficient not only for our operating requirements but also to enable us to complete our capital expenditure programs, fund dividend payments, fund any share repurchases, and make any required long-term debt payments through the next several fiscal years. We may also maintain an elevated cash position during fiscal 2021 as circumstances warrant. In addition, we believe that we have the ability to obtain alternative sources of financing, if necessary.
For fiscal 2021, we will continue to follow our disciplined approach to capital allocation, and we currently estimate capital expenditures of approximately two percent of net sales on an annual basis. However, we may adjust our capital expenditures to support the operations of the business or in response to the economic environment, as necessary or appropriate.

Debt and Derivative Instruments
We have commercial paper programs that allow for borrowings of up to $3.0 billion. All of our short-term borrowings in the first three months of fiscal 2021 were under these commercial paper programs, and the maximum amount outstanding at any time was $11 million. In connection with these programs, we have back-up credit facilities with a consortium of banks for borrowings up to $3.0 billion, which consist of a five-year $2.0 billion credit facility scheduled to expire in December 2023 and a 364-day $1.0 billion credit facility scheduled to expire in December 2021. At May 2, 2021, we were in compliance with all of the covenants contained in the credit facilities, none of which are expected to impact our liquidity or capital resources. At May 2, 2021 and January 31, 2021, there were no outstanding borrowings under our commercial paper programs. We may enter into additional credit facilities or other debt financing.
We also issue senior notes from time to time as part of our capital management strategy. In March 2021, we fully repaid our $1.35 billion 2.00% senior notes that had a maturity date of April 2021.
We use derivative and nonderivative instruments as part of our normal business operations in the management of our exposure to fluctuations in foreign currency exchange rates and interest rates on certain long-term debt.
Share Repurchases
In February 2019, our Board of Directors authorized $15.0 billion in share repurchases, of which approximately $3.7 billion remained available as of May 2, 2021. In May 2021, our Board of Directors approved a $20.0 billion share repurchase authorization that replaced the February 2019 authorization. This new authorization does not have a prescribed expiration date.
In March 2020, we suspended our share repurchases to enhance our liquidity position during the COVID-19 pandemic. We resumed share repurchases in the first quarter of fiscal 2021, the amount and continuation of which will be influenced by the evolving economic environment as well as business conditions. In the first three months of fiscal 2021, we had cash payments of $3.8 billion for repurchases of our common stock through open market purchases.
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
Net cash provided by operating activities increased by $573 million in the first three months of fiscal 2021 compared to the first three months of fiscal 2020 and was primarily driven by an increase in net earnings, partially offset by changes in working capital. Working capital was impacted by timing of vendor payments, along with higher merchandise inventories to continue to support increased demand.
Investing Activities. Cash used in investing activities decreased by $50 million in the first three months of fiscal 2021 compared to the first three months of fiscal 2020, primarily as a result of capital expenditures of $524 million during the first three months of fiscal 2021 compared to $586 million of capital expenditures in the first three months of fiscal 2020.
Financing Activities. Cash used in financing activities in the first three months of fiscal 2021 primarily reflected $3.8 billion of share repurchases, $1.8 billion of cash dividends paid, and $1.4 billion of repayments of long-term debt.
Cash provided by financing activities in the first three months of fiscal 2020 primarily reflected $5.0 billion of net proceeds from long-term debt, partially offset by $1.6 billion of cash dividends paid, $974 million of net repayments of short-term debt, and $791 million of share repurchases prior to our suspension of share repurchases in March 2020.
Critical Accounting Policies
There were no changes during the first three months of fiscal 2021 to our critical accounting policies as disclosed in the 2020 Form 10-K. Our significant accounting policies are disclosed in Note 1 to our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risk results primarily from fluctuations in interest rates in connection with our long-term debt portfolio. We are also exposed to risks from foreign currency exchange rate fluctuations on the translation of our foreign operations into U.S. dollars and on the purchase of goods by these foreign operations that are not denominated in their local currencies. Additionally, we may experience inflation and deflation related to our purchase of certain commodity products. There have been no material changes to our exposure to market risks, including the instruments we use to manage our exposure to such risks, from those disclosed in the 2020 Form 10-K.
Item 4. Controls and Procedures.
Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) and concluded that our disclosure controls and procedures were effective as of May 2, 2021.
We are in the process of an ongoing business transformation initiative, which began in fiscal 2020 and includes upgrading and migrating certain accounting and finance systems in the U.S. We plan to continue to migrate additional business processes over the course of the next few years and have modified and will continue to modify the design and implementation of certain internal control processes as the integration continues.
Except as described above, there were no other changes in our internal control over financial reporting during the fiscal quarter ended May 2, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed under Item 1A, "Risk Factors" and elsewhere in the 2020 Form 10-K. These risks and uncertainties could materially and adversely affect our business, consolidated financial condition, results of operations, or cash flows. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently do not consider material to our business. There have been no material changes in the risk factors discussed in the 2020 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table presents the number and average price of shares purchased in each fiscal month of the first quarter of fiscal 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
February 1, 2021 – February 28, 2021	430,892	$258.37	413,567	$7,573,513,992
March 1, 2021 – March 28, 2021	5,204,927	279.44	4,853,527	6,223,078,977
March 29, 2021 – May 2, 2021	7,997,867	317.98	7,996,335	3,680,368,511
Total	13,633,686	301.39	13,263,429
—————
(1) These amounts include repurchases pursuant to our Amended and Restated 2005 Omnibus Stock Incentive Plan and our 1997 Omnibus Stock Incentive Plan (collectively, the "Plans"). Under the Plans, participants may surrender shares as payment of applicable tax withholding on the vesting of restricted stock. Participants in the Plans may also exercise stock options by surrendering shares of common stock that the participants already own as payment of the exercise price. Shares so surrendered by participants in the Plans are repurchased pursuant to the terms of the Plans and applicable award agreement and not pursuant to publicly announced share repurchase programs.
(2) In February 2019, our Board of Directors authorized $15.0 billion in share repurchases that replaced the previous authorization, of which $3.7 billion remained available at the end of the first quarter of fiscal 2021. In May 2021, our Board of Directors authorized $20.0 billion in share repurchases that replaced the February 2019 authorization. This new authorization does not have a prescribed expiration date.
Sales of Unregistered Securities
During the first quarter of fiscal 2021, we issued 443 deferred stock units under the Home Depot, Inc. Nonemployee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of the SEC’s Regulation D thereunder. The deferred stock units were credited to the accounts of those non-employee directors who elected to receive all or a portion of board retainers in the form of deferred stock units instead of cash during the first quarter of fiscal 2021. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.
During the first quarter of fiscal 2021, we credited 938 deferred stock units to participant accounts under the Restoration Plan pursuant to an exemption from the registration requirements of the Securities Act for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.
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
Craig A. Menear, Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ RICHARD V. MCPHAIL
Richard V. McPhail, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ STEPHEN L. GIBBS
Stephen L. Gibbs, Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

Date:	May 24, 2021