Form 10-Q
period 2021-08-01
HOME DEPOT, INC.
filed 2021-08-24
CIK 354950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2021
or
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
1,055,358,696 shares of common stock, $0.05 par value, outstanding as of August 17, 2021

i

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

iii

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
THE HOME DEPOT, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

in millions, except per share data	August 1, 2021	January 31, 2021
Assets
Current assets:
Cash and cash equivalents	$4,566	$7,895
Receivables, net	3,322	2,992
Merchandise inventories	18,909	16,627
Other current assets	1,465	963
Total current assets	28,262	28,477
Net property and equipment	24,750	24,705
Operating lease right-of-use assets	5,960	5,962
Goodwill	7,454	7,126
Other assets	4,343	4,311
Total assets	$70,769	$70,581

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$12,817	$11,606
Accrued salaries and related expenses	2,329	2,463
Sales taxes payable	1,014	774
Deferred revenue	3,498	2,823
Current installments of long-term debt	2,428	1,416
Current operating lease liabilities	814	828
Other accrued expenses	3,766	3,256
Total current liabilities	26,666	23,166
Long-term debt, excluding current installments	33,746	35,822
Long-term operating lease liabilities	5,360	5,356
Other long-term liabilities	2,928	2,938
Total liabilities	68,700	67,282

Common stock, par value $0.05; authorized: 10,000 shares; issued: 1,791 shares at August 1, 2021 and 1,789 shares at January 31, 2021; outstanding: 1,056 shares at August 1, 2021 and 1,077 shares at January 31, 2021	90	89
Paid-in capital	11,797	11,540
Retained earnings	63,560	58,134
Accumulated other comprehensive loss	(585)	(671)
Treasury stock, at cost, 735 shares at August 1, 2021 and 712 shares at January 31, 2021	(72,793)	(65,793)
Total stockholders’ equity	2,069	3,299
Total liabilities and stockholders’ equity	$70,769	$70,581
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
in millions, except per share data	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020
Net sales	$41,118	$38,053	$78,618	$66,313
Cost of sales	27,453	25,112	52,211	43,747
Gross profit	13,665	12,941	26,407	22,566
Operating expenses:
Selling, general and administrative	6,433	6,355	12,807	12,184
Depreciation and amortization	593	519	1,180	1,039
Total operating expenses	7,026	6,874	13,987	13,223
Operating income	6,639	6,067	12,420	9,343
Interest and other (income) expense:
Interest and investment income	(5)	(9)	(11)	(26)
Interest expense	326	346	665	670
Interest and other, net	321	337	654	644
Earnings before provision for income taxes	6,318	5,730	11,766	8,699
Provision for income taxes	1,511	1,398	2,814	2,122
Net earnings	$4,807	$4,332	$8,952	$6,577

Basic weighted average common shares	1,058	1,073	1,064	1,073
Basic earnings per share	$4.54	$4.04	$8.41	$6.13

Diluted weighted average common shares	1,062	1,077	1,068	1,077
Diluted earnings per share	$4.53	$4.02	$8.38	$6.11
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
in millions	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020
Net earnings	$4,807	$4,332	$8,952	$6,577
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	21	141	55	(278)
Cash flow hedges	2	5	4	5
Other	—	(10)	27	—
Total other comprehensive income (loss)	23	136	86	(273)
Comprehensive income	$4,830	$4,468	$9,038	$6,304
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended		Six Months Ended
in millions	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020
Common Stock:
Balance at beginning of period	$90	$89	$89	$89
Shares issued under employee stock plans	—	—	1	—
Balance at end of period	90	89	90	89

Paid-in Capital:
Balance at beginning of period	11,555	11,008	11,540	11,001
Shares issued under employee stock plans	149	144	32	73
Stock-based compensation expense	93	76	225	154
Balance at end of period	11,797	11,228	11,797	11,228

Retained Earnings:
Balance at beginning of period	60,504	52,354	58,134	51,729
Net earnings	4,807	4,332	8,952	6,577
Cash dividends	(1,751)	(1,612)	(3,526)	(3,223)
Other	—	—	—	(9)
Balance at end of period	63,560	55,074	63,560	55,074

Accumulated Other Comprehensive Income (Loss):
Balance at beginning of period	(608)	(1,148)	(671)	(739)
Foreign currency translation adjustments, net of tax	21	141	55	(278)
Cash flow hedges, net of tax	2	5	4	5
Other, net of tax	—	(10)	27	—
Balance at end of period	(585)	(1,012)	(585)	(1,012)

Treasury Stock:
Balance at beginning of period	(69,793)	(65,793)	(65,793)	(65,196)
Repurchases of common stock	(3,000)	—	(7,000)	(597)
Balance at end of period	(72,793)	(65,793)	(72,793)	(65,793)
Total stockholders' equity (deficit)	$2,069	$(414)	$2,069	$(414)
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
in millions	August 1, 2021	August 2, 2020
Cash Flows from Operating Activities:
Net earnings	$8,952	$6,577
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization	1,414	1,222
Stock-based compensation expense	226	155
Changes in receivables, net	(321)	(477)
Changes in merchandise inventories	(2,191)	920
Changes in other current assets	(574)	(126)
Changes in accounts payable and accrued expenses	1,658	5,673
Changes in deferred revenue	671	397
Changes in income taxes payable	154	447
Changes in deferred income taxes	(116)	13
Other operating activities	74	28
Net cash provided by operating activities	9,947	14,829

Cash Flows from Investing Activities:
Capital expenditures	(1,042)	(1,032)
Payments for businesses acquired, net	(416)	—
Other investing activities	—	12
Net cash used in investing activities	(1,458)	(1,020)

Cash Flows from Financing Activities:
Repayments of short-term debt, net	—	(974)
Proceeds from long-term debt, net of discounts and premiums	—	4,960
Repayments of long-term debt	(1,434)	(1,806)
Repurchases of common stock	(6,905)	(791)
Proceeds from sales of common stock	167	164
Cash dividends	(3,526)	(3,223)
Other financing activities	(136)	(127)
Net cash used in financing activities	(11,834)	(1,797)
Change in cash and cash equivalents	(3,345)	12,012
Effect of exchange rate changes on cash and cash equivalents	16	(6)
Cash and cash equivalents at beginning of period	7,895	2,133
Cash and cash equivalents at end of period	$4,566	$14,139

Supplemental Disclosures:
Cash paid for interest, net of interest capitalized	$626	$587
Cash paid for income taxes	2,913	1,611
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
2.NET SALES
Net Sales
No sales to an individual customer accounted for more than 10% of our net sales during the three and six months ended August 1, 2021 or August 2, 2020. The following table presents net sales, classified by geography:

	Three Months Ended		Six Months Ended
in millions	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020
Net sales – in the U.S.	$37,642	$35,205	$72,359	$61,623
Net sales – outside the U.S.	3,476	2,848	6,259	4,690
Net sales	$41,118	$38,053	$78,618	$66,313
The following table presents net sales by products and services:

	Three Months Ended		Six Months Ended
in millions	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020
Net sales – products	$39,717	$36,990	$75,988	$64,295
Net sales – services	1,401	1,063	2,630	2,018
Net sales	$41,118	$38,053	$78,618	$66,313
The following table presents major product lines and the related merchandising departments (and related services):

Major Product Line	Merchandising Departments
Building Materials	Building Materials, Electrical/Lighting, Lumber, Millwork, and Plumbing
Décor	Appliances, Décor/Storage, Flooring, Kitchen and Bath, and Paint
Hardlines	Hardware, Indoor Garden, Outdoor Garden, and Tools

The following table presents net sales by major product lines (and related services):

	Three Months Ended		Six Months Ended
in millions	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020
Building Materials	$14,411	$12,556	$28,071	$22,372
Décor	13,395	11,790	25,277	21,096
Hardlines	13,312	13,707	25,270	22,845
Net sales	$41,118	$38,053	$78,618	$66,313
Deferred Revenue
For products and services sold in stores or online, payment is typically due at the point of sale. When we receive payment from customers before the customer has taken possession of the merchandise or the service has been performed, the amount received is recorded as deferred revenue until the sale or service is complete. Such performance obligations are part of contracts with expected original durations of three months or less. As of August 1, 2021 and January 31, 2021, deferred revenue for products and services was $2.6 billion and $1.9 billion, respectively.
We further record deferred revenue for the sale of gift cards and recognize the associated revenue upon the redemption of those gift cards in net sales, which generally occurs within six months of gift card issuance. As of August 1, 2021 and January 31, 2021, our performance obligations for unredeemed gift cards were $801 million and $839 million, respectively. Gift card breakage income, which is our estimate of the portion of our gift card balance not expected to be redeemed, was immaterial during the three and six months ended August 1, 2021 and August 2, 2020.
3.PROPERTY AND LEASES
Net Property and Equipment
Net property and equipment includes accumulated depreciation and amortization of $25.3 billion as of August 1, 2021 and $24.1 billion as of January 31, 2021.

Leases
The following table presents the consolidated balance sheet location of assets and liabilities related to operating and finance leases:

in millions	Consolidated Balance Sheet Caption	August 1, 2021	January 31, 2021
Assets:
Operating lease assets	Operating lease right-of-use assets	$5,960	$5,962
Finance lease assets (1)	Net property and equipment	2,790	2,493
Total lease assets		$8,750	$8,455

Liabilities:
Current:
Operating lease liabilities	Current operating lease liabilities	$814	$828
Finance lease liabilities	Current installments of long-term debt	180	66
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	5,360	5,356
Finance lease liabilities	Long-term debt, excluding current installments	2,905	2,700
Total lease liabilities		$9,259	$8,950
—————
(1) Finance lease assets are recorded net of accumulated amortization of $930 million as of August 1, 2021 and $815 million as of January 31, 2021.
The following table presents supplemental non-cash information related to leases:

	Six Months Ended
in millions	August 1, 2021	August 2, 2020
Lease assets obtained in exchange for new operating lease liabilities	$429	$296
Lease assets obtained in exchange for new finance lease liabilities	417	1,085
4. STOCKHOLDERS' EQUITY
Stock Rollforward
The following table presents a reconciliation of the number of shares of our common stock and cash dividends per share:

shares in millions	Three Months Ended		Six Months Ended
	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020
Common stock:
Balance at beginning of period	1,790	1,788	1,789	1,786
Shares issued under employee stock plans	1	—	2	2
Balance at end of period	1,791	1,788	1,791	1,788
Treasury stock:
Balance at beginning of period	(725)	(712)	(712)	(709)
Repurchases of common stock	(10)	—	(23)	(3)
Balance at end of period	(735)	(712)	(735)	(712)
Shares outstanding at end of period	1,056	1,076	1,056	1,076

Cash dividends per share	$1.65	$1.50	$3.30	$3.00

Share Repurchases
In May 2021, our Board of Directors approved a $20.0 billion share repurchase authorization that replaced the previous authorization. This new authorization does not have a prescribed expiration date. As of August 1, 2021, approximately $17.6 billion of the $20.0 billion share repurchase authorization remained available.
In March 2020, we suspended our share repurchases to enhance our liquidity position during the COVID-19 pandemic. We resumed share repurchases in the first quarter of fiscal 2021.
The following table presents information about our repurchases of common stock, all of which were completed through open market purchases:

in millions	Three Months Ended		Six Months Ended
	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020
Total number of shares repurchased	10	—	23	3
Total amount paid for shares repurchased	$3,000	$—	$7,000	$597
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value at August 1, 2021 Using			Fair Value at January 31, 2021 Using
in millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative agreements – assets	$—	$144	$—	$—	$172	$—
Derivative agreements – liabilities	—	(87)	—	—	(71)	—
Total	$—	$57	$—	$—	$101	$—
The fair values of our derivative instruments are determined using an income approach and Level 2 inputs, which include the respective interest rate and foreign currency forward curves and discount rates.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Long-lived assets, goodwill, and other intangible assets are subject to nonrecurring fair value measurement for the assessment of impairment. We did not have any material assets or liabilities that were measured at fair value on a nonrecurring basis during the three and six months ended August 1, 2021 or August 2, 2020.
Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents, receivables and accounts payable approximate fair value due to their short-term nature.
The following table presents the aggregate fair values and carrying values of our senior notes:

	August 1, 2021		January 31, 2021
in millions	Fair Value (Level 1)	Carrying Value	Fair Value (Level 1)	Carrying Value
Senior notes	$39,472	$33,089	$41,289	$34,472

6.WEIGHTED AVERAGE COMMON SHARES
The following table presents the reconciliation of our basic to diluted weighted average common shares:

	Three Months Ended		Six Months Ended
in millions	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020
Basic weighted average common shares	1,058	1,073	1,064	1,073
Effect of potentially dilutive securities	4	4	4	4
Diluted weighted average common shares	1,062	1,077	1,068	1,077

Anti-dilutive securities excluded from diluted weighted average common shares	—	—	—	—
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
The acquisition was accounted for in accordance with Topic 805 "Business Combinations" and, accordingly, HD Supply’s results of operations have been consolidated in the Company’s financial statements since December 24, 2020, the date of acquisition. We recorded a preliminary allocation of the purchase price to assets acquired and liabilities assumed based on their estimated fair values as of December 24, 2020. There were no material adjustments to our preliminary purchase price allocation recognized during the first six months of fiscal 2021. The final determination of the fair values and related income tax impacts will be completed as soon as practicable, and within the measurement period of up to one year from the acquisition date as permitted under GAAP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
The Home Depot, Inc.:
Results of Review of Interim Financial Information
We have reviewed the consolidated balance sheet of The Home Depot, Inc. and its subsidiaries (the “Company”) as of August 1, 2021, the related consolidated statements of earnings, comprehensive income, and stockholders’ equity for the three-month and six-month periods ended August 1, 2021 and August 2, 2020, the related consolidated statements of cash flows for the six-month periods ended August 1, 2021 and August 2, 2020, and the related notes (collectively, the “consolidated interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
August 23, 2021

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Our MD&A includes the following sections:
•Executive Summary
•Results of Operations and Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Critical Accounting Policies
Executive Summary
The following table presents quarter to date and year to date highlights of our financial performance:

dollars in millions, except per share data	Three Months Ended		Six Months Ended
	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020
Net sales	$41,118	$38,053	$78,618	$66,313
Net earnings	4,807	4,332	8,952	6,577

Diluted earnings per share	$4.53	$4.02	$8.38	$6.11

Net cash provided by operating activities			$9,947	$14,829
Proceeds from long-term debt, net of discounts and premiums			—	4,960
Repayments of long-term debt			1,434	1,806
Repurchases of common stock			6,905	791
We reported net sales of $41.1 billion in the second quarter of fiscal 2021. Net earnings were $4.8 billion, or $4.53 per diluted share. For the first six months of fiscal 2021, net sales were $78.6 billion and net earnings were $9.0 billion, or $8.38 per diluted share.
We had 2,298 Home Depot retail stores at the end of the second quarter of fiscal 2021. As of August 1, 2021, a total of 310 stores, or 13.5%, were located in Canada and Mexico. For the second quarter of fiscal 2021, sales per retail square foot were $663.05. Our inventory turnover ratio was 5.7 times, compared to 6.1 times for the second quarter of fiscal 2020.
We generated $9.9 billion of cash flow from operations during the first six months of fiscal 2021. This cash flow, together with cash on hand, was used to fund cash payments of $6.9 billion for share repurchases, pay $3.5 billion of dividends, repay an aggregate of $1.4 billion of long-term debt and fund $1.0 billion in capital expenditures. In February 2021, we announced a 10% increase in our quarterly cash dividend to $1.65 per share.
Our ROIC for the trailing twelve-month period was 44.7% at the end of the second quarter of fiscal 2021 and 41.1% at the end of the second quarter of fiscal 2020. See the "Non-GAAP Financial Measures" section below for our definition and calculation of ROIC, as well as a reconciliation of NOPAT, a non-GAAP financial measure, to net earnings (the most comparable GAAP financial measure).

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
Fiscal 2021 and Fiscal 2020 Three Month Comparisons

	Three Months Ended
	August 1, 2021		August 2, 2020
dollars in millions	$	% of Net Sales	$	% of Net Sales
Net sales	$41,118		$38,053
Gross profit	13,665	33.2%	12,941	34.0%
Operating expenses:
Selling, general and administrative	6,433	15.6	6,355	16.7
Depreciation and amortization	593	1.4	519	1.4
Total operating expenses	7,026	17.1	6,874	18.1
Operating income	6,639	16.1	6,067	15.9
Interest and other (income) expense:
Interest and investment income	(5)	—	(9)	—
Interest expense	326	0.8	346	0.9
Interest and other, net	321	0.8	337	0.9
Earnings before provision for income taxes	6,318	15.4	5,730	15.1
Provision for income taxes	1,511	3.7	1,398	3.7
Net earnings	$4,807	11.7%	$4,332	11.4%
—————
Note: Certain percentages may not sum to totals due to rounding.

	Three Months Ended
Selected financial and sales data:	August 1, 2021	August 2, 2020	% Change
Comparable sales (% change) (1)	4.5%	23.4%	N/A
Comparable customer transactions (% change) (1) (2)	(6.0)%	12.3%	N/A
Comparable average ticket (% change) (1) (2)	11.3%	10.1%	N/A
Customer transactions (in millions) (1) (2)	481.7	511.5	(5.8)%
Average ticket (1) (2) (3)	$82.48	$74.12	11.3%
Sales per retail square foot (1) (2) (4)	$663.05	$629.38	5.3%
Diluted earnings per share	$4.53	$4.02	12.7%
—————
(1)Does not include results for HD Supply, which was acquired in December 2020.
(2)Does not include results for the legacy Interline Brands business.
(3)Average ticket represents the average price paid per transaction and is used by management to monitor the performance of the Company, as it represents a primary driver in measuring sales performance.
(4)Sales per retail square foot represents annualized sales divided by Home Depot retail store square footage. Sales per retail square foot is a measure of the efficiency of sales based on the total square footage of our Home Depot stores and is used by management to monitor the performance of the Company’s core retail operations as an indicator of the productivity of owned and leased square footage for these retail operations.
Sales. We assess our sales performance by evaluating both net sales and comparable sales.
Net Sales. Net sales for the second quarter of fiscal 2021 increased 8.1% to $41.1 billion from $38.1 billion for the second quarter of fiscal 2020. The increase in net sales for the second quarter of fiscal 2021 primarily reflected the impact of positive comparable sales driven by an increase in comparable average ticket, offset by a decrease in comparable customer transactions. Online sales, which consist of sales generated online through our websites for products picked up at our stores or delivered to customer locations, represented 13.3% of net sales and were approximately flat during the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020. Online sales grew approximately 100% during the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019, as customers leveraged our digital platforms for their shopping needs during the COVID-19 pandemic. A weaker U.S. dollar positively impacted sales growth by $385 million in the second quarter of fiscal 2021.
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
Total comparable sales increased 4.5% for the second quarter of fiscal 2021, reflecting an 11.3% increase in comparable average ticket and a 6.0% decrease in comparable customer transactions compared to the second quarter of fiscal 2020. The increase in comparable sales reflected a number of factors, including increased consumer demand and the execution of our strategic efforts to drive an enhanced interconnected shopping experience in both the physical and digital worlds. The second quarter of fiscal 2020 included a significant acceleration in sales growth and strong performance across our departments, driven in part by the increase in demand from the COVID-19 pandemic, resulting in comparable sales performance of 23.4% for the second quarter of fiscal 2020. The decrease in comparable customer transactions was primarily due to lapping comparable transactions of 12.3% that we experienced in the second quarter of fiscal 2020. The increase in comparable average ticket was partially driven by commodity price inflation largely from lumber and an increase in big-ticket transactions.
During the second quarter of fiscal 2021, 10 of our 14 merchandising departments posted positive comparable sales, led by Kitchen and Bath and Lumber. Our Paint, Hardware, Indoor Garden and Outdoor Garden departments had single-digit negative comparable sales in the second quarter of fiscal 2021.
Gross Profit. Gross profit for the second quarter of fiscal 2021 increased 5.6% to $13.7 billion from $12.9 billion for the second quarter of fiscal 2020. Gross profit as a percentage of net sales, or gross profit margin, was 33.2% for the second quarter of fiscal 2021 compared to 34.0% for the second quarter of fiscal 2020. The decrease in gross profit margin was primarily driven by pressure from product mix, largely driven by both rate and mix pressure from lumber, as well as rising transportation costs, One Supply Chain investments, and lapping a benefit from cancelled events in the second quarter of fiscal 2020. This pressure was partially offset by the benefit from lower markdowns as a result of the strong demand environment during the second quarter of fiscal 2021.
Operating Expenses. Our operating expenses are composed of SG&A and depreciation and amortization.
Selling, General & Administrative. SG&A for the second quarter of fiscal 2021 increased $78 million or 1.2% to $6.4 billion from the second quarter of fiscal 2020. As a percentage of net sales, SG&A was 15.6% for the second quarter of fiscal 2021 compared to 16.7% for the second quarter of fiscal 2020. The decrease in SG&A as a percentage of net sales was primarily driven by leverage resulting from a positive comparable sales environment and cycling several COVID-19-related expenses that we incurred during the second quarter of fiscal 2020, including $479 million of additional expenses related to expanded benefits to support our associates and an additional $108 million of operational expenses. Total COVID-19-related expenses were $24 million for the second quarter of fiscal 2021. This operating expense leverage was partially offset by an increase in hourly payroll-related costs resulting from the increased demand environment throughout the second quarter of fiscal 2021, as well as additional expenses from the wage investments we made in the latter part of fiscal 2020.
Depreciation and Amortization. Depreciation and amortization increased 14.3% to $593 million for the second quarter of fiscal 2021 from $519 million for the second quarter of fiscal 2020. As a percentage of net sales, depreciation and amortization was 1.4% for the second quarter of both fiscal 2021 and fiscal 2020, primarily reflecting increased depreciation expense from our strategic investments in the business as well as higher intangible asset amortization expense, offset by leverage resulting from a positive comparable sales environment.
Interest and Other, net. Interest and other, net, was $321 million for the second quarter of fiscal 2021 compared to $337 million for the second quarter of fiscal 2020. Interest and other, net, as a percentage of net sales was 0.8% for the second quarter of fiscal 2021 compared to 0.9% for the second quarter of fiscal 2020. The decrease in interest and other, net, as a percentage of net sales primarily reflected leverage resulting from a positive comparable sales environment as well as lower interest expense resulting from lower interest rates on outstanding debt balances.
Provision for Income Taxes. Our combined effective income tax rate was 23.9% for the second quarter of fiscal 2021 compared to 24.4% for the second quarter of fiscal 2020.
Diluted Earnings per Share. Diluted earnings per share were $4.53 for the second quarter of fiscal 2021 compared to $4.02 for the second quarter of fiscal 2020. The increase in diluted earnings per share was primarily driven by the factors discussed above.
Fiscal 2021 and Fiscal 2020 Six Month Comparisons

	Six Months Ended
	August 1, 2021		August 2, 2020
dollars in millions	$	% of Net Sales	$	% of Net Sales
Net sales	$78,618		$66,313
Gross profit	26,407	33.6%	22,566	34.0%
Operating expenses:
Selling, general and administrative	12,807	16.3	12,184	18.4
Depreciation and amortization	1,180	1.5	1,039	1.6
Total operating expenses	13,987	17.8	13,223	19.9
Operating income	12,420	15.8	9,343	14.1
Interest and other (income) expense:
Interest and investment income	(11)	—	(26)	—
Interest expense	665	0.8	670	1.0
Interest and other, net	654	0.8	644	1.0
Earnings before provision for income taxes	11,766	15.0	8,699	13.1
Provision for income taxes	2,814	3.6	2,122	3.2
Net earnings	$8,952	11.4%	$6,577	9.9%
—————
Note: Certain percentages may not sum to totals due to rounding.

	Six Months Ended
Selected financial and sales data:	August 1, 2021	August 2, 2020	% Change
Comparable sales (% change) (1)	15.8%	15.6%	N/A
Comparable customer transactions (% change) (1) (2)	4.6%	4.7%	N/A
Comparable average ticket (% change) (1) (2)	10.9%	10.5%	N/A
Customer transactions (in millions) (1) (2)	928.9	886.3	4.8%
Average ticket (1) (2) (3)	$82.43	$74.37	10.8%
Sales per retail square foot (1) (2) (4)	$634.30	$547.94	15.8%
Diluted earnings per share	$8.38	$6.11	37.2%
—————
(1)Does not include results for HD Supply, which was acquired in December 2020.
(2)Does not include results for the legacy Interline Brands business.
(3)Average ticket represents the average price paid per transaction and is used by management to monitor the performance of the Company, as it represents a primary driver in measuring sales performance.
(4)Sales per retail square foot represents annualized sales divided by Home Depot retail store square footage. Sales per retail square foot is a measure of the efficiency of sales based on the total square footage of our Home Depot stores and is used by management to monitor the performance of the Company’s core retail operations as an indicator of the productivity of owned and leased square footage for these retail operations.

Sales. We assess our sales performance by evaluating both net sales and comparable sales.
Net Sales. For the first six months of fiscal 2021, net sales increased 18.6% to $78.6 billion from $66.3 billion for the first six months of fiscal 2020. The increase in net sales for the first six months of fiscal 2021 primarily reflected the impact of positive comparable sales driven by an increase in comparable average ticket and comparable customer transactions. The impact of the COVID-19 pandemic and the actions we took in response to it had varying effects on our sales throughout the first six months of fiscal 2020. In the first quarter of fiscal 2020, we reduced store hours, limited customer traffic in stores, canceled certain spring events, and restricted sales and installation of in-home services deemed non-essential, all of which negatively impacted our sales during the first quarter of fiscal 2020. In the second quarter of fiscal 2020, we adopted a more localized approach on limits to the number of customers in stores and expanded store hours while still focusing on promoting a safe shopping environment. During the last three weeks of the first quarter of fiscal 2020, we saw significant acceleration in sales with strong performance across most of our departments, which continued through the second quarter of fiscal 2020, as customers maintained their focus on home improvement projects and repairs. Online sales, which consist of sales generated online through our websites for products picked up in our stores or delivered to customer locations, represented 13.7% of net sales and grew by approximately 12% during the first six months of fiscal 2021 compared to the first six months of fiscal 2020. The increase in online sales for the first six months of fiscal 2021 was driven by customers continuing to leverage our digital platforms for their shopping needs. Online sales grew by approximately 90% in the first six months of fiscal 2020 compared to the first six months of fiscal 2019 as we limited customer traffic in our stores and as customers leveraged our digital platforms for their shopping needs during the COVID-19 pandemic. A weaker U.S. dollar positively impacted sales growth by $542 million for the first six months of fiscal 2021.
Comparable Sales. For the first six months of fiscal 2021, total comparable sales increased 15.8%, reflecting a 10.9% increase in comparable average ticket and a 4.6% increase in comparable customer transactions compared to the first six months of fiscal 2020. The increase in comparable sales reflected a number of factors, including increased consumer demand and the execution of our strategic efforts to drive an enhanced interconnected experience in both the physical and digital worlds. The increase in comparable average ticket was primarily driven by commodity price inflation largely from lumber and an increase in big-ticket transactions, as well as elevated project demand and stronger demand for new and innovative products. The increase in comparable customer transactions for the first six months of fiscal 2021 was primarily driven by strong customer traffic both physically and digitally.
During the first six months of fiscal 2021, 10 of our 14 merchandising departments posted double-digit positive comparable sales, led by Lumber and Kitchen and Bath. Our Hardware, Indoor Garden and Outdoor Garden departments had single-digit positive comparable sales and our Paint department was approximately flat when compared to the first six months of fiscal 2020.
Gross Profit. For the first six months of fiscal 2021, gross profit increased 17.0% to $26.4 billion from $22.6 billion for the first six months of fiscal 2020. Gross profit as a percentage of net sales, or gross profit margin, was 33.6% for the first six months of fiscal 2021 compared to 34.0% for the first six months of fiscal 2020, reflecting pressure from product mix, including rate and mix pressure from lumber, higher transportation costs, and investments in One Supply Chain, partially offset by the benefit from lower markdowns as a result of the strong demand environment during the first six months of fiscal 2021.
Operating Expenses. Our operating expenses are composed of SG&A and depreciation and amortization.
Selling, General & Administrative. SG&A increased 5.1% to $12.8 billion for the first six months of fiscal 2021 from $12.2 billion for the first six months of fiscal 2020. As a percentage of net sales, SG&A was 16.3% for the first six months of fiscal 2021 compared to 18.4% for the first six months of fiscal 2020. The decrease in SG&A as a percentage of net sales for the first six months of fiscal 2021 was primarily driven by leverage resulting from a positive comparable sales environment and cycling several COVID-19-related expenses that we incurred during the first six months of fiscal 2020, including $1.3 billion of additional expenses related to expanded benefits to support our associates and an additional $124 million of operational expenses. Total COVID-19-related expenses incurred in the first six months of fiscal 2021 were $102 million. This operating expense leverage was partially offset by an increase in hourly payroll-related costs resulting from the increased demand environment throughout the first six months of fiscal 2021, as well as additional expenses from the wage investments we made in the latter part of fiscal 2020.
Depreciation and Amortization. Depreciation and amortization increased 13.6% to $1.2 billion for the first six months of fiscal 2021 from $1.0 billion for the first six months of fiscal 2020. As a percentage of net sales, depreciation and amortization was 1.5% for the first six months of fiscal 2021 compared to 1.6% for the first six months of fiscal 2020.

The decrease in depreciation and amortization as a percentage of net sales primarily reflected leverage resulting from a positive comparable sales environment, partially offset by increased depreciation expense from our strategic investments in the business as well as higher intangible asset amortization expense.
Interest and Other, net. Interest and other, net was $654 million for the first six months of fiscal 2021, compared to $644 million for the first six months of fiscal 2020. As a percentage of net sales, interest and other, net was 0.8% for the first six months of fiscal 2021 and 1.0% for the first six months of fiscal 2020, primarily reflecting leverage resulting from a positive comparable sales environment as well as lower interest expense resulting from lower interest rates on outstanding debt balances, partially offset by lower interest income during the first six months of fiscal 2021.
Provision for Income Taxes. Our combined effective income tax rate was 23.9% for the first six months of fiscal 2021 compared to 24.4% for the first six months of fiscal 2020.
Diluted Earnings per Share. Diluted earnings per share were $8.38 for the first six months of fiscal 2021, compared to $6.11 for the first six months of fiscal 2020. The increase in diluted earnings per share was primarily driven by the factors discussed above.
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
The following table presents the calculation of ROIC, together with a reconciliation of NOPAT to net earnings (the most comparable GAAP measure):

	Twelve Months Ended
dollars in millions	August 1, 2021	August 2, 2020
Net earnings	$15,241	$11,827
Interest and other, net	1,310	1,216
Provision for income taxes	4,804	3,650
Operating income	21,355	16,693
Income tax adjustment (1)	(5,130)	(4,013)
NOPAT	$16,225	$12,680

Average debt and equity	$36,338	$30,826

ROIC	44.7%	41.1%
—————
(1)Income tax adjustment is defined as operating income multiplied by our effective tax rate for the trailing twelve months.
Additional Information
For information on accounting pronouncements that have impacted or are expected to materially impact our consolidated financial condition, results of operations or cash flows, see Note 1 to our consolidated financial statements.
Liquidity and Capital Resources
Cash and Cash Equivalents
At August 1, 2021, we had $4.6 billion in cash and cash equivalents, of which $1.1 billion was held by our foreign subsidiaries. We believe that our current cash position, cash flow generated from operations, funds available from our commercial paper programs, and access to the long-term debt capital markets should be sufficient not only for our operating requirements but also to enable us to complete our capital expenditure programs, fund dividend payments, fund any share repurchases, and make any required long-term debt payments through the next several fiscal years. In addition, we believe that we have the ability to obtain alternative sources of financing, if necessary. We may maintain an elevated cash position during fiscal 2021 as circumstances warrant.
For fiscal 2021, we will continue to follow our disciplined approach to capital allocation, and we currently estimate capital expenditures of approximately two percent of net sales on an annual basis. However, we may adjust our capital expenditures to support the operations of the business or in response to the economic environment, as necessary or appropriate.
Debt and Derivative Instruments
We have commercial paper programs that allow for borrowings of up to $3.0 billion. All of our short-term borrowings in the first six months of fiscal 2021 were under these commercial paper programs, and the maximum amount outstanding at any time was $11 million. In connection with these programs, we have back-up credit facilities with a consortium of banks for borrowings up to $3.0 billion, which consist of a five-year $2.0 billion credit facility scheduled to expire in December 2023 and a 364-day $1.0 billion credit facility scheduled to expire in December 2021. At August 1, 2021, we were in compliance with all of the covenants contained in the credit facilities, none of which are expected to impact our liquidity or capital resources. At August 1, 2021 and January 31, 2021, there were no outstanding borrowings under our commercial paper programs. We may enter into additional credit facilities or other debt financing.
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
Share Repurchases
In May 2021, our Board of Directors approved a $20.0 billion share repurchase authorization that replaced the previous authorization. This new authorization does not have a prescribed expiration date. As of August 1, 2021, approximately $17.6 billion of the $20.0 billion share repurchase authorization remained available.
In March 2020, we suspended our share repurchases to enhance our liquidity position during the COVID-19 pandemic. We resumed share repurchases in the first quarter of fiscal 2021, the amount and continuation of which will be influenced by the evolving economic environment as well as business conditions. In the first six months of fiscal 2021, we had cash payments of $6.9 billion for repurchases of our common stock through open market purchases.
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
Net cash provided by operating activities decreased by $4.9 billion in the first six months of fiscal 2021 compared to the first six months of fiscal 2020 and was primarily driven by changes in working capital, partially offset by an increase in net earnings. Working capital was impacted by higher merchandise inventories to continue to support increased demand, along with timing of vendor payments.
Investing Activities. Cash used in investing activities increased by $438 million in the first six months of fiscal 2021 compared to the first six months of fiscal 2020, primarily as a result of cash paid for an acquired business during fiscal 2021.
Financing Activities. Cash used in financing activities in the first six months of fiscal 2021 primarily reflected $6.9 billion of share repurchases, $3.5 billion of cash dividends paid, and $1.4 billion of repayments of long-term debt.
Cash used in financing activities in the first six months of fiscal 2020 primarily reflected $3.2 billion of cash dividends paid, $1.8 billion of repayments of long-term debt, $974 million of net repayments of short-term debt, and $791 million of share repurchases prior to our suspension of share repurchases in March 2020, partially offset by $5.0 billion of net proceeds from long-term debt.

Critical Accounting Policies
During the first six months of fiscal 2021, there were no changes to our critical accounting policies as disclosed in the 2020 Form 10-K. Our significant accounting policies are disclosed in Note 1 to our consolidated financial statements.
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
Item 4. Controls and Procedures.
Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) and concluded that our disclosure controls and procedures were effective as of August 1, 2021.
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
Except as described above, there were no other changes in our internal control over financial reporting during the fiscal quarter ended August 1, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table presents the number and average price of shares purchased in each fiscal month of the second quarter of fiscal 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
May 3, 2021 – May 30, 2021	2,944,443	$324.07	2,938,655	$19,666,667,554
May 31, 2021 – June 27, 2021	2,925,762	309.39	2,924,295	18,761,906,690
June 28, 2021 – August 1, 2021	3,545,153	322.70	3,541,572	17,619,049,601
Total	9,415,358	318.99	9,404,522
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
(2)In May 2021, our Board of Directors approved a $20.0 billion share repurchase authorization that replaced the previous authorization. This new authorization does not have a prescribed expiration date.
Sales of Unregistered Securities
During the second quarter of fiscal 2021, we issued 2,394 deferred stock units under the Home Depot, Inc. Nonemployee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of the SEC’s Regulation D thereunder. The deferred stock units were credited to the accounts of those non-employee directors who elected to receive all or a portion of board retainers in the form of deferred stock units instead of cash during the second quarter of fiscal 2021. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.
During the second quarter of fiscal 2021, we credited 920 deferred stock units to participant accounts under the Restoration Plan pursuant to an exemption from the registration requirements of the Securities Act for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.

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
Craig A. Menear, Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ RICHARD V. MCPHAIL
Richard V. McPhail, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ STEPHEN L. GIBBS
Stephen L. Gibbs, Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

Date:	August 23, 2021