Form 10-Q
period 2021-10-31
HOME DEPOT, INC.
filed 2021-11-23
CIK 354950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2021
or
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
1,044,239,177 shares of common stock, $0.05 par value, outstanding as of November 16, 2021

i

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
ii

FORWARD-LOOKING STATEMENTS
Certain statements contained herein, as well as in other filings we make with the SEC and other written and oral information we release, regarding our future performance constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may relate to, among other things, the impact of the COVID-19 pandemic and the related recovery on our business, results of operations, cash flows and financial condition (which, among other things, may affect many of the items listed below); the demand for our products and services; net sales growth; comparable sales; effects of competition; our brand and reputation; implementation of store, interconnected retail, supply chain and technology initiatives; inventory and in-stock positions; state of the economy; state of the housing and home improvement markets; state of the credit markets, including mortgages, home equity loans, and consumer credit; impact of tariffs; issues related to the payment methods we accept; demand for credit offerings; management of relationships with our associates, potential associates, suppliers and service providers; international trade disputes, natural disasters, public health issues (including pandemics and quarantines, related shut-downs and other governmental orders, and similar restrictions, as well as subsequent re-openings), and other business interruptions that could disrupt supply or delivery of, or demand for, the Company’s products or services; continuation or suspension of share repurchases; net earnings performance; earnings per share; dividend targets; capital allocation and expenditures; liquidity; return on invested capital; expense leverage; stock-based compensation expense; commodity or other price inflation and deflation; the ability to issue debt on terms and at rates acceptable to us; the impact and expected outcome of investigations, inquiries, claims, and litigation, including compliance with related settlements; the effect of accounting charges; the effect of adopting certain accounting standards; the impact of regulatory changes, including changes to tax laws and regulations; store openings and closures; financial outlook; and the impact of acquired companies, including HD Supply, on our organization and the ability to recognize the anticipated benefits of those acquisitions.
Forward-looking statements are based on currently available information and our current assumptions, expectations and projections about future events. You should not rely on our forward-looking statements. These statements are not guarantees of future performance and are subject to future events, risks and uncertainties – many of which are beyond our control, dependent on the actions of third parties, or currently unknown to us – as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. These risks and uncertainties include, but are not limited to, those described in Part II, Item 1A, "Risk Factors" and elsewhere in this report and as also may be described from time to time in future reports we file with the SEC. You should read such information in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. There also may be other factors that we cannot anticipate or that are not described herein, generally because we do not currently perceive them to be material. Such factors could cause results to differ materially from our expectations.
Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements other than as required by law. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the SEC and in our other public statements.

iii

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
THE HOME DEPOT, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

in millions, except per share data	October 31, 2021	January 31, 2021
Assets
Current assets:
Cash and cash equivalents	$5,067	$7,895
Receivables, net	3,533	2,992
Merchandise inventories	20,582	16,627
Other current assets	1,284	963
Total current assets	30,466	28,477
Net property and equipment	24,935	24,705
Operating lease right-of-use assets	5,903	5,962
Goodwill	7,445	7,126
Other assets	4,282	4,311
Total assets	$73,031	$70,581

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$13,375	$11,606
Accrued salaries and related expenses	2,028	2,463
Sales taxes payable	968	774
Deferred revenue	3,499	2,823
Current installments of long-term debt	2,436	1,416
Current operating lease liabilities	827	828
Other accrued expenses	3,770	3,256
Total current liabilities	26,903	23,166
Long-term debt, excluding current installments	36,712	35,822
Long-term operating lease liabilities	5,290	5,356
Other long-term liabilities	3,091	2,938
Total liabilities	71,996	67,282

Common stock, par value $0.05; authorized: 10,000 shares; issued: 1,791 shares at October 31, 2021 and 1,789 shares at January 31, 2021; outstanding: 1,046 shares at October 31, 2021 and 1,077 shares at January 31, 2021	90	89
Paid-in capital	11,889	11,540
Retained earnings	65,951	58,134
Accumulated other comprehensive loss	(602)	(671)
Treasury stock, at cost, 745 shares at October 31, 2021 and 712 shares at January 31, 2021	(76,293)	(65,793)
Total stockholders’ equity	1,035	3,299
Total liabilities and stockholders’ equity	$73,031	$70,581
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
in millions, except per share data	October 31, 2021	November 1, 2020	October 31, 2021	November 1, 2020
Net sales	$36,820	$33,536	$115,438	$99,849
Cost of sales	24,257	22,080	76,468	65,827
Gross profit	12,563	11,456	38,970	34,022
Operating expenses:
Selling, general and administrative	6,168	6,076	18,975	18,260
Depreciation and amortization	600	528	1,780	1,567
Total operating expenses	6,768	6,604	20,755	19,827
Operating income	5,795	4,852	18,215	14,195
Interest and other (income) expense:
Interest and investment income	(15)	(11)	(26)	(37)
Interest expense	341	340	1,006	1,010
Interest and other, net	326	329	980	973
Earnings before provision for income taxes	5,469	4,523	17,235	13,222
Provision for income taxes	1,340	1,091	4,154	3,213
Net earnings	$4,129	$3,432	$13,081	$10,009

Basic weighted average common shares	1,049	1,073	1,059	1,074
Basic earnings per share	$3.94	$3.20	$12.35	$9.32

Diluted weighted average common shares	1,053	1,078	1,063	1,078
Diluted earnings per share	$3.92	$3.18	$12.31	$9.28
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
in millions	October 31, 2021	November 1, 2020	October 31, 2021	November 1, 2020
Net earnings	$4,129	$3,432	$13,081	$10,009
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(20)	46	35	(232)
Cash flow hedges	3	1	7	6
Other	—	—	27	—
Total other comprehensive income (loss), net of tax	(17)	47	69	(226)
Comprehensive income	$4,112	$3,479	$13,150	$9,783
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended		Nine Months Ended
in millions	October 31, 2021	November 1, 2020	October 31, 2021	November 1, 2020
Common Stock:
Balance at beginning of period	$90	$89	$89	$89
Shares issued under employee stock plans	—	—	1	—
Balance at end of period	90	89	90	89

Paid-in Capital:
Balance at beginning of period	11,797	11,228	11,540	11,001
Shares issued under employee stock plans	18	16	50	89
Stock-based compensation expense	74	68	299	222
Balance at end of period	11,889	11,312	11,889	11,312

Retained Earnings:
Balance at beginning of period	63,560	55,074	58,134	51,729
Net earnings	4,129	3,432	13,081	10,009
Cash dividends	(1,738)	(1,614)	(5,264)	(4,837)
Other	—	—	—	(9)
Balance at end of period	65,951	56,892	65,951	56,892

Accumulated Other Comprehensive Income (Loss):
Balance at beginning of period	(585)	(1,012)	(671)	(739)
Foreign currency translation adjustments, net of tax	(20)	46	35	(232)
Cash flow hedges, net of tax	3	1	7	6
Other, net of tax	—	—	27	—
Balance at end of period	(602)	(965)	(602)	(965)

Treasury Stock:
Balance at beginning of period	(72,793)	(65,793)	(65,793)	(65,196)
Repurchases of common stock	(3,500)	—	(10,500)	(597)
Balance at end of period	(76,293)	(65,793)	(76,293)	(65,793)
Total stockholders' equity	$1,035	$1,535	$1,035	$1,535
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
in millions	October 31, 2021	November 1, 2020
Cash Flows from Operating Activities:
Net earnings	$13,081	$10,009
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization	2,128	1,853
Stock-based compensation expense	312	234
Changes in receivables, net	(533)	(580)
Changes in merchandise inventories	(3,871)	(1,718)
Changes in other current assets	(375)	12
Changes in accounts payable and accrued expenses	1,918	6,555
Changes in deferred revenue	672	549
Changes in income taxes payable	(10)	530
Changes in deferred income taxes	(73)	(86)
Other operating activities	137	57
Net cash provided by operating activities	13,386	17,415

Cash Flows from Investing Activities:
Capital expenditures	(1,737)	(1,503)
Payments for businesses acquired, net	(416)	—
Other investing activities	21	52
Net cash used in investing activities	(2,132)	(1,451)

Cash Flows from Financing Activities:
Repayments of short-term debt, net	—	(974)
Proceeds from long-term debt, net of discounts and premiums	2,979	4,960
Repayments of long-term debt	(1,480)	(1,836)
Repurchases of common stock	(10,374)	(791)
Proceeds from sales of common stock	190	185
Cash dividends	(5,264)	(4,837)
Other financing activities	(160)	(132)
Net cash used in financing activities	(14,109)	(3,425)
Change in cash and cash equivalents	(2,855)	12,539
Effect of exchange rate changes on cash and cash equivalents	27	(20)
Cash and cash equivalents at beginning of period	7,895	2,133
Cash and cash equivalents at end of period	$5,067	$14,652

Supplemental Disclosures:
Cash paid for interest, net of interest capitalized	$1,021	$986
Cash paid for income taxes	4,170	2,681
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
2.NET SALES
Net Sales
No sales to an individual customer accounted for more than 10% of our net sales during the three and nine months ended October 31, 2021 or November 1, 2020. The following table presents net sales, classified by geography:

	Three Months Ended		Nine Months Ended
in millions	October 31, 2021	November 1, 2020	October 31, 2021	November 1, 2020
Net sales – in the U.S.	$33,736	$30,845	$106,095	$92,468
Net sales – outside the U.S.	3,084	2,691	9,343	7,381
Net sales	$36,820	$33,536	$115,438	$99,849
The following table presents net sales by products and services:

	Three Months Ended		Nine Months Ended
in millions	October 31, 2021	November 1, 2020	October 31, 2021	November 1, 2020
Net sales – products	$35,383	$32,312	$111,371	$96,607
Net sales – services	1,437	1,224	4,067	3,242
Net sales	$36,820	$33,536	$115,438	$99,849
The following table presents major product lines and the related merchandising departments (and related services):

Major Product Line	Merchandising Departments
Building Materials	Building Materials, Electrical/Lighting, Lumber, Millwork, and Plumbing
Décor	Appliances, Décor/Storage, Flooring, Kitchen and Bath, and Paint
Hardlines	Hardware, Indoor Garden, Outdoor Garden, and Tools

The following table presents net sales by major product lines (and related services):

	Three Months Ended		Nine Months Ended
in millions	October 31, 2021	November 1, 2020	October 31, 2021	November 1, 2020
Building Materials	$13,809	$12,594	$41,880	$34,966
Décor	12,783	11,213	38,060	32,309
Hardlines	10,228	9,729	35,498	32,574
Net sales	$36,820	$33,536	$115,438	$99,849
Deferred Revenue
For products and services sold in stores or online, payment is typically due at the point of sale. When we receive payment from customers before the customer has taken possession of the merchandise or the service has been performed, the amount received is recorded as deferred revenue until the sale or service is complete. Such performance obligations are part of contracts with expected original durations of typically three months or less. As of October 31, 2021 and January 31, 2021, deferred revenue for products and services was $2.5 billion and $1.9 billion, respectively.
We further record deferred revenue for the sale of gift cards and recognize the associated revenue upon the redemption of those gift cards, which generally occurs within six months of gift card issuance. As of October 31, 2021 and January 31, 2021, our performance obligations for unredeemed gift cards were $827 million and $839 million, respectively. Gift card breakage income, which is our estimate of the portion of our gift card balance not expected to be redeemed, was immaterial during the three and nine months ended October 31, 2021 and November 1, 2020.
3.PROPERTY AND LEASES
Net Property and Equipment
Net property and equipment includes accumulated depreciation and amortization of $25.8 billion as of October 31, 2021 and $24.1 billion as of January 31, 2021.

Leases
The following table presents the consolidated balance sheet location of assets and liabilities related to operating and finance leases:

in millions	Consolidated Balance Sheet Caption	October 31, 2021	January 31, 2021
Assets:
Operating lease assets	Operating lease right-of-use assets	$5,903	$5,962
Finance lease assets (1)	Net property and equipment	2,894	2,493
Total lease assets		$8,797	$8,455

Liabilities:
Current:
Operating lease liabilities	Current operating lease liabilities	$827	$828
Finance lease liabilities	Current installments of long-term debt	188	66
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	5,290	5,356
Finance lease liabilities	Long-term debt, excluding current installments	3,033	2,700
Total lease liabilities		$9,338	$8,950
—————
(1) Finance lease assets are recorded net of accumulated amortization of $987 million as of October 31, 2021 and $815 million as of January 31, 2021.
The following table presents supplemental non-cash information related to leases:

	Nine Months Ended
in millions	October 31, 2021	November 1, 2020
Lease assets obtained in exchange for new operating lease liabilities	$637	$500
Lease assets obtained in exchange for new finance lease liabilities	581	1,662
4.DEBT
Short-Term Debt
We have commercial paper programs that allow for borrowings of up to $3.0 billion. All of our short-term borrowings in the first nine months of fiscal 2021 were under these commercial paper programs, and the maximum amount outstanding at any time was $11 million. In connection with these programs, we have back-up credit facilities with a consortium of banks for borrowings of up to $3.0 billion, which consist of a five-year $2.0 billion credit facility scheduled to expire in December 2023, and a 364-day $1.0 billion credit facility scheduled to expire in December 2021. At October 31, 2021 and January 31, 2021, there were no outstanding borrowings under our commercial paper programs.
Long-Term Debt
September 2021 Issuance. In September 2021, we issued three tranches of senior notes.
•The first tranche consisted of $1.0 billion of 1.50% senior notes due September 15, 2028 (the “2028 notes”) at a discount of $4 million. Interest on the 2028 notes is due semi-annually on March 15 and September 15 of each year, beginning March 15, 2022.
•The second tranche consisted of $1.0 billion of 1.875% senior notes due September 15, 2031 (the “2031 notes”) at a discount of $6 million. Interest on the 2031 notes is due semi-annually on March 15 and September 15 of each year, beginning March 15, 2022.
•The third tranche consisted of $1.0 billion of 2.75% senior notes due September 15, 2051 (the "2051 notes") at a discount of $11 million (together with the 2028 notes and the 2031 notes, the “September 2021 issuance”). Interest on the 2051 notes is due semi-annually on March 15 and September 15 of each year, beginning March 15, 2022.

•Issuance costs for the September 2021 issuance totaled $17 million. The net proceeds of the September 2021 issuance are being used for general corporate purposes, including repurchases of shares of our common stock, subject to market conditions and other business considerations.
Redemption. The 2028 notes, 2031 notes, and 2051 notes may be redeemed by us at any time, in whole or in part, at the redemption price plus accrued interest up to the redemption date. The redemption price is equal to the greater of (1) 100% of the principal amount of the notes to be redeemed, or (2) the sum of the present values of the remaining scheduled payments of principal and interest to the Par Call Date, as defined in the respective notes. Additionally, if a Change in Control Triggering Event, as defined in the notes, occurs, holders of all notes have the right to require us to redeem those notes at 101% of the aggregate principal amount of the notes plus accrued interest up to the redemption date. The indentures governing the notes do not generally limit our ability to incur additional indebtedness or require us to maintain financial ratios or specified levels of net worth or liquidity. The indentures governing the notes contain various customary covenants; however, none are expected to impact our liquidity or capital resources.
In March 2021, we repaid our $1.35 billion 2.00% senior notes that had a maturity date of April 2021.
5. STOCKHOLDERS' EQUITY
Stock Rollforward
The following table presents a reconciliation of the number of shares of our common stock and cash dividends per share:

shares in millions	Three Months Ended		Nine Months Ended
	October 31, 2021	November 1, 2020	October 31, 2021	November 1, 2020
Common stock:
Balance at beginning of period	1,791	1,788	1,789	1,786
Shares issued under employee stock plans	—	—	2	2
Balance at end of period	1,791	1,788	1,791	1,788
Treasury stock:
Balance at beginning of period	(735)	(712)	(712)	(709)
Repurchases of common stock	(10)	—	(33)	(3)
Balance at end of period	(745)	(712)	(745)	(712)
Shares outstanding at end of period	1,046	1,076	1,046	1,076

Cash dividends per share	$1.65	$1.50	$4.95	$4.50
Share Repurchases
In May 2021, our Board of Directors approved a $20.0 billion share repurchase authorization that replaced the previous authorization. This new authorization does not have a prescribed expiration date. As of October 31, 2021, approximately $14.1 billion of the $20.0 billion share repurchase authorization remained available.
In March 2020, we suspended our share repurchases to enhance our liquidity position during the COVID-19 pandemic. We resumed share repurchases in the first quarter of fiscal 2021.
The following table presents information about our repurchases of common stock, all of which were completed through open market purchases:

in millions	Three Months Ended		Nine Months Ended
	October 31, 2021	November 1, 2020	October 31, 2021	November 1, 2020
Total number of shares repurchased	10	—	33	3
Total amount paid for shares repurchased	$3,500	$—	$10,500	$597
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

	Fair Value at October 31, 2021 Using			Fair Value at January 31, 2021 Using
in millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative agreements – assets	$—	$106	$—	$—	$172	$—
Derivative agreements – liabilities	—	(178)	—	—	(71)	—
Total	$—	$(72)	$—	$—	$101	$—
The fair values of our derivative instruments are determined using an income approach and Level 2 inputs, which include the respective interest rate or foreign currency forward curves and discount rates.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Long-lived assets, goodwill, and other intangible assets are subject to nonrecurring fair value measurement for the assessment of impairment.
During the third quarter of fiscal 2021, we completed our annual assessment of the recoverability of goodwill for our U.S., Canada and Mexico reporting units based on qualitative factors. We performed a qualitative assessment to determine if there were any indicators of impairment and concluded that while there have been events and circumstances in the macro-environment that have impacted us, we have not experienced any entity-specific indicators that would indicate that it is more likely than not that the fair value of any of our reporting units were less than their carrying amounts. Additionally, during the third quarter of fiscal 2021, we completed our annual assessment of the recoverability of our indefinite-lived intangibles based on quantitative factors and concluded no impairment losses should be recognized.
We did not have any material assets or liabilities that were measured at fair value on a nonrecurring basis during the three and nine months ended October 31, 2021 or November 1, 2020.
Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents, receivables and accounts payable approximate fair value due to their short-term nature.
The following table presents the aggregate fair values and carrying values of our senior notes:

	October 31, 2021		January 31, 2021
in millions	Fair Value (Level 1)	Carrying Value	Fair Value (Level 1)	Carrying Value
Senior notes	$41,411	$35,927	$41,289	$34,472

7.WEIGHTED AVERAGE COMMON SHARES
The following table presents the reconciliation of our basic to diluted weighted average common shares:

	Three Months Ended		Nine Months Ended
in millions	October 31, 2021	November 1, 2020	October 31, 2021	November 1, 2020
Basic weighted average common shares	1,049	1,073	1,059	1,074
Effect of potentially dilutive securities	4	5	4	4
Diluted weighted average common shares	1,053	1,078	1,063	1,078

Anti-dilutive securities excluded from diluted weighted average common shares	—	—	—	—
8.COMMITMENTS AND CONTINGENCIES
We are involved in litigation arising in the normal course of business. In management’s opinion, any such litigation is not expected to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
9.HD SUPPLY ACQUISITION
On December 24, 2020, we completed the acquisition of HD Supply for total purchase consideration of $8.7 billion. HD Supply is a leading national distributor of MRO products in the multifamily and hospitality end markets. The acquisition was funded through cash on hand, a portion of which was replaced with the proceeds from our issuance of $3.0 billion of senior notes in January 2021.
The acquisition was accounted for in accordance with Topic 805 "Business Combinations" and, accordingly, HD Supply’s results of operations have been consolidated in the Company’s financial statements since December 24, 2020, the date of acquisition. We recorded a preliminary allocation of the purchase price to assets acquired and liabilities assumed based on their estimated fair values as of December 24, 2020. There were no material adjustments to our preliminary purchase price allocation recognized during the first nine months of fiscal 2021. The final determination of the fair values and related income tax impacts will be completed as soon as practicable, and within the measurement period of up to one year from the acquisition date as permitted under GAAP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
The Home Depot, Inc.:
Results of Review of Interim Financial Information
We have reviewed the consolidated balance sheet of The Home Depot, Inc. and its subsidiaries (the “Company”) as of October 31, 2021, the related consolidated statements of earnings, comprehensive income, and stockholders’ equity for the three-month and nine-month periods ended October 31, 2021 and November 1, 2020, the related consolidated statements of cash flows for the nine-month periods ended October 31, 2021 and November 1, 2020, and the related notes (collectively, the “consolidated interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
November 22, 2021

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Our MD&A includes the following sections:
•Executive Summary
•Results of Operations and Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Critical Accounting Policies
Executive Summary
The following table presents quarter to date and year to date highlights of our financial performance:

dollars in millions, except per share data	Three Months Ended		Nine Months Ended
	October 31, 2021	November 1, 2020	October 31, 2021	November 1, 2020
Net sales	$36,820	$33,536	$115,438	$99,849
Net earnings	4,129	3,432	13,081	10,009

Diluted earnings per share	$3.92	$3.18	$12.31	$9.28

Net cash provided by operating activities			$13,386	$17,415
Proceeds from long-term debt, net of discounts and premiums			2,979	4,960
Repayments of long-term debt			1,480	1,836
Repurchases of common stock			10,374	791
We reported net sales of $36.8 billion in the third quarter of fiscal 2021. Net earnings were $4.1 billion, or $3.92 per diluted share. For the first nine months of fiscal 2021, net sales were $115.4 billion and net earnings were $13.1 billion, or $12.31 per diluted share.
We opened four stores in the U.S. and one store in Mexico during the third quarter of fiscal 2021, resulting in a total store count of 2,317 at the end of the third quarter of fiscal 2021, which includes 14 stores in the U.S. from a small acquisition completed during the second quarter of fiscal 2021. As of October 31, 2021, a total of 311 stores, or 13.4%, were located in Canada and Mexico. For the third quarter of fiscal 2021, sales per retail square foot were $587.28. Our inventory turnover ratio was 5.4 times at the end of the third quarter of fiscal 2021, compared to 5.9 times at the end of the third quarter of fiscal 2020.
We generated $13.4 billion of cash flow from operations and issued $3 billion of long-term debt during the first nine months of fiscal 2021. This cash flow, together with cash on hand, was used to fund cash payments of $10.4 billion for share repurchases, pay $5.3 billion of dividends, fund $1.7 billion in capital expenditures, and repay an aggregate of $1.5 billion of long-term debt. In February 2021, we announced a 10% increase in our quarterly cash dividend to $1.65 per share.
Our ROIC for the trailing twelve-month period was 43.9% at the end of the third quarter of fiscal 2021 and 41.6% at the end of the third quarter of fiscal 2020. See the "Non-GAAP Financial Measures" section below for our definition and calculation of ROIC, as well as a reconciliation of NOPAT, a non-GAAP financial measure, to net earnings (the most comparable GAAP financial measure).

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
Fiscal 2021 and Fiscal 2020 Three Month Comparisons

	Three Months Ended
	October 31, 2021		November 1, 2020
dollars in millions	$	% of Net Sales	$	% of Net Sales
Net sales	$36,820		$33,536
Gross profit	12,563	34.1%	11,456	34.2%
Operating expenses:
Selling, general and administrative	6,168	16.8	6,076	18.1
Depreciation and amortization	600	1.6	528	1.6
Total operating expenses	6,768	18.4	6,604	19.7
Operating income	5,795	15.7	4,852	14.5
Interest and other (income) expense:
Interest and investment income	(15)	—	(11)	—
Interest expense	341	0.9	340	1.0
Interest and other, net	326	0.9	329	1.0
Earnings before provision for income taxes	5,469	14.9	4,523	13.5
Provision for income taxes	1,340	3.6	1,091	3.3
Net earnings	$4,129	11.2%	$3,432	10.2%
—————
Note: Certain percentages may not sum to totals due to rounding.

	Three Months Ended
Selected financial and sales data:	October 31, 2021	November 1, 2020	% Change
Comparable sales (% change) (1)	6.1%	24.1%	N/A
Comparable customer transactions (% change) (1) (2)	(5.8)%	13.0%	N/A
Comparable average ticket (% change) (1) (2)	12.7%	10.0%	N/A
Customer transactions (in millions) (1) (2)	428.2	453.2	(5.5)%
Average ticket (1) (2) (3)	$82.38	$72.98	12.9%
Sales per retail square foot (1) (2) (4)	$587.28	$552.85	6.2%
Diluted earnings per share	$3.92	$3.18	23.3%
—————
(1)Does not include results for HD Supply, which was acquired in December 2020.
(2)Does not include results for the legacy Interline Brands business.
(3)Average ticket represents the average price paid per transaction and is used by management to monitor the performance of the Company, as it represents a primary driver in measuring sales performance.
(4)Sales per retail square foot represents annualized sales divided by retail store square footage. Sales per retail square foot is a measure of the efficiency of sales based on the total square footage of our stores and is used by management to monitor the performance of the Company’s retail operations as an indicator of the productivity of owned and leased square footage for these retail operations.
Sales. We assess our sales performance by evaluating both net sales and comparable sales.
Net Sales. Net sales for the third quarter of fiscal 2021 increased 9.8% to $36.8 billion from $33.5 billion for the third quarter of fiscal 2020. The increase in net sales for the third quarter of fiscal 2021 primarily reflected the impact of positive comparable sales driven by an increase in comparable average ticket, offset by a decrease in comparable customer transactions, as well as sales from HD Supply, which was acquired in the fourth quarter of fiscal 2020. Online sales, which consist of sales generated online through our websites for products picked up at our stores or delivered to customer locations, represented 12.8% of net sales and grew by 8.4% during the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020. The increase in online sales for the third quarter of fiscal 2021 was driven by customers continuing to leverage our digital platforms for their shopping needs. A weaker U.S. dollar positively impacted sales growth by $193 million in the third quarter of fiscal 2021.
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
Total comparable sales increased 6.1% for the third quarter of fiscal 2021, reflecting a 12.7% increase in comparable average ticket, partially offset by a 5.8% decrease in comparable customer transactions compared to the third quarter of fiscal 2020. The increase in comparable average ticket was primarily driven by inflation across several product categories, including core commodity price inflation largely from copper and building materials, which was partially offset by deflation in lumber. Comparable average ticket also increased due to an increase in big-ticket transactions and strong demand for new and innovative products. The decrease in comparable customer transactions was primarily due to lapping comparable transactions of 13.0% that we experienced in the third quarter of fiscal 2020. Total comparable sales for the third quarter of fiscal 2020 included a significant acceleration in sales growth and strong performance across our departments, driven in part by the increase in demand during the COVID-19 pandemic, resulting in comparable sales performance of 24.1% for the third quarter of fiscal 2020.
During the third quarter of fiscal 2021, 12 of our 14 merchandising departments posted positive comparable sales. Comparable sales for our Appliances, Plumbing, Electrical/Lighting, Building Materials, Tools, Kitchen and Bath, Décor/Storage, Millwork, and Flooring merchandising departments were above the company average in the third quarter of fiscal 2021. Comparable sales for our Indoor Garden merchandising department were essentially flat, and our Lumber department had high single-digit negative comparable sales in the third quarter of fiscal 2021, as a result of lumber price deflation. Comparable sales for our Lumber department grew by more than 50% in the third quarter of fiscal 2020.
Gross Profit. Gross profit for the third quarter of fiscal 2021 increased 9.7% to $12.6 billion from $11.5 billion for the third quarter of fiscal 2020. Gross profit as a percentage of net sales, or gross profit margin, was 34.1% for the third quarter of fiscal 2021 compared to 34.2% for the third quarter of fiscal 2020. The decrease in gross profit margin during the third quarter of fiscal 2021 was primarily driven by higher transportation costs and pressure from product mix, partially offset by the benefit from higher retail prices.
Operating Expenses. Our operating expenses are composed of SG&A and depreciation and amortization.
Selling, General & Administrative. SG&A for the third quarter of fiscal 2021 increased $92 million or 1.5% to $6.2 billion from the third quarter of fiscal 2020. As a percentage of net sales, SG&A was 16.8% for the third quarter of fiscal 2021 compared to 18.1% for the third quarter of fiscal 2020. The decrease in SG&A as a percentage of net sales was primarily driven by leverage resulting from a positive comparable sales environment, including payroll leverage, and cycling COVID-19-related expenses that we incurred during the third quarter of fiscal 2020, including $354 million of additional expenses related to expanded benefits to support our associates and an additional $59 million of operational expenses. Total COVID-19-related expenses were $35 million for the third quarter of fiscal 2021. These benefits were partially offset by an increase in hourly payroll-related costs in the third quarter of fiscal 2021 driven by the wage investments we made in the latter part of fiscal 2020.
Depreciation and Amortization. Depreciation and amortization increased 13.6% to $600 million for the third quarter of fiscal 2021 from $528 million for the third quarter of fiscal 2020. As a percentage of net sales, depreciation and amortization was 1.6% for the third quarter of both fiscal 2021 and fiscal 2020, primarily reflecting increased depreciation expense from our strategic investments in the business as well as higher intangible asset amortization expense, offset by leverage resulting from a positive comparable sales environment.
Interest and Other, net. Interest and other, net, was $326 million for the third quarter of fiscal 2021 compared to $329 million for the third quarter of fiscal 2020. Interest and other, net, as a percentage of net sales was 0.9% for the third quarter of fiscal 2021 compared to 1.0% for the third quarter of fiscal 2020. The decrease in interest and other, net, as a percentage of net sales primarily reflected leverage resulting from a positive comparable sales environment.
Provision for Income Taxes. Our combined effective income tax rate was 24.5% for the third quarter of fiscal 2021 compared to 24.1% for the third quarter of fiscal 2020.
Diluted Earnings per Share. Diluted earnings per share were $3.92 for the third quarter of fiscal 2021 compared to $3.18 for the third quarter of fiscal 2020. The increase in diluted earnings per share was primarily driven by the factors discussed above.
Fiscal 2021 and Fiscal 2020 Nine Month Comparisons

	Nine Months Ended
	October 31, 2021		November 1, 2020
dollars in millions	$	% of Net Sales	$	% of Net Sales
Net sales	$115,438		$99,849
Gross profit	38,970	33.8%	34,022	34.1%
Operating expenses:
Selling, general and administrative	18,975	16.4	18,260	18.3
Depreciation and amortization	1,780	1.5	1,567	1.6
Total operating expenses	20,755	18.0	19,827	19.9
Operating income	18,215	15.8	14,195	14.2
Interest and other (income) expense:
Interest and investment income	(26)	—	(37)	—
Interest expense	1,006	0.9	1,010	1.0
Interest and other, net	980	0.8	973	1.0
Earnings before provision for income taxes	17,235	14.9	13,222	13.2
Provision for income taxes	4,154	3.6	3,213	3.2
Net earnings	$13,081	11.3%	$10,009	10.0%
—————
Note: Certain percentages may not sum to totals due to rounding.

	Nine Months Ended
Selected financial and sales data:	October 31, 2021	November 1, 2020	% Change
Comparable sales (% change) (1)	12.5%	18.3%	N/A
Comparable customer transactions (% change) (1) (2)	1.1%	7.4%	N/A
Comparable average ticket (% change) (1) (2)	11.5%	10.3%	N/A
Customer transactions (in millions) (1) (2)	1,357.2	1,339.5	1.3%
Average ticket (1) (2) (3)	$82.43	$73.90	11.5%
Sales per retail square foot (1) (2) (4)	$615.98	$549.26	12.1%
Diluted earnings per share	$12.31	$9.28	32.7%
—————
(1)Does not include results for HD Supply, which was acquired in December 2020.
(2)Does not include results for the legacy Interline Brands business.
(3)Average ticket represents the average price paid per transaction and is used by management to monitor the performance of the Company, as it represents a primary driver in measuring sales performance.
(4)Sales per retail square foot represents annualized sales divided by retail store square footage. Sales per retail square foot is a measure of the efficiency of sales based on the total square footage of our stores and is used by management to monitor the performance of the Company’s retail operations as an indicator of the productivity of owned and leased square footage for these retail operations.

Sales. We assess our sales performance by evaluating both net sales and comparable sales.
Net Sales. For the first nine months of fiscal 2021, net sales increased 15.6% to $115.4 billion from $99.8 billion for the first nine months of fiscal 2020. The increase in net sales for the first nine months of fiscal 2021 primarily reflected the impact of positive comparable sales driven by an increase in comparable average ticket and comparable customer transactions, as well as sales from HD Supply, which was acquired in the fourth quarter of fiscal 2020. The impact of the COVID-19 pandemic and the actions we took in response to it had varying effects on our sales throughout the first nine months of fiscal 2020. At the beginning of the pandemic, we reduced store hours, limited customer traffic in stores, and canceled or modified certain annual merchandising events, all of which negatively impacted our sales during the first quarter of fiscal 2020. During the last three weeks of the first quarter of fiscal 2020 and continuing throughout fiscal 2020, we saw elevated home improvement demand with strong performance across our departments as customers focused on home improvement projects and repairs.
Online sales, which consist of sales generated online through our websites for products picked up in our stores or delivered to customer locations, represented 13.4% of net sales and grew by approximately 11% during the first nine months of fiscal 2021 compared to the first nine months of fiscal 2020. The increase in online sales for the first nine months of fiscal 2021 was driven by customers continuing to leverage our digital platforms for their shopping needs. A weaker U.S. dollar positively impacted sales growth by $735 million for the first nine months of fiscal 2021.
Comparable Sales. For the first nine months of fiscal 2021, total comparable sales increased 12.5%, reflecting an 11.5% increase in comparable average ticket and a 1.1% increase in comparable customer transactions compared to the first nine months of fiscal 2020. The increase in comparable sales reflected a number of factors, including increased consumer demand and benefits from our strategic efforts to drive an enhanced interconnected experience in both the physical and digital worlds. The increase in comparable average ticket was primarily driven by inflation, including commodity price inflation largely from lumber, an increase in big-ticket transactions, elevated project demand and strong demand for new and innovative products.
During the first nine months of fiscal 2021, all of our merchandising departments posted positive comparable sales and 10 of our 14 merchandising departments posted double-digit positive comparable sales, led by Kitchen and Bath and Lumber, when compared to the first nine months of fiscal 2020. Our Outdoor Garden, Indoor Garden, Hardware and Paint departments had single-digit positive comparable sales when compared to the first nine months of fiscal 2020.
Gross Profit. For the first nine months of fiscal 2021, gross profit increased 14.5% to $39.0 billion from $34.0 billion for the first nine months of fiscal 2020. Gross profit as a percentage of net sales, or gross profit margin, was 33.8% for the first nine months of fiscal 2021 compared to 34.1% for the first nine months of fiscal 2020. The decrease in gross profit margin during the first nine months of fiscal 2021 reflected pressure from product mix, including rate and mix pressure from lumber, higher transportation costs, and investments in our supply chain, partially offset by the benefit from higher retail prices.
Operating Expenses. Our operating expenses are composed of SG&A and depreciation and amortization.
Selling, General & Administrative. SG&A increased 3.9% to $19.0 billion for the first nine months of fiscal 2021 from $18.3 billion for the first nine months of fiscal 2020. As a percentage of net sales, SG&A was 16.4% for the first nine months of fiscal 2021 compared to 18.3% for the first nine months of fiscal 2020. The decrease in SG&A as a percentage of net sales for the first nine months of fiscal 2021 was primarily driven by leverage resulting from a positive comparable sales environment and cycling COVID-19-related expenses that we incurred during the first nine months of fiscal 2020, including $1.7 billion of additional expenses related to expanded benefits to support our associates and an additional $183 million of operational expenses. Total COVID-19-related expenses incurred in the first nine months of fiscal 2021 were $137 million. These benefits were partially offset by an increase in hourly payroll-related costs in the first nine months of fiscal 2021 driven by the wage investments we made in the latter part of fiscal 2020.
Depreciation and Amortization. Depreciation and amortization increased 13.6% to $1.8 billion for the first nine months of fiscal 2021 from $1.6 billion for the first nine months of fiscal 2020. As a percentage of net sales, depreciation and amortization was 1.5% for the first nine months of fiscal 2021 compared to 1.6% for the first nine months of fiscal 2020. The decrease in depreciation and amortization as a percentage of net sales primarily reflected leverage resulting from a positive comparable sales environment, partially offset by increased depreciation expense from our strategic investments in the business as well as higher intangible asset amortization expense.
Interest and Other, net. Interest and other, net was $980 million for the first nine months of fiscal 2021 compared to $973 million for the first nine months of fiscal 2020. As a percentage of net sales, interest and other, net was

0.8% for the first nine months of fiscal 2021 and 1.0% for the first nine months of fiscal 2020, primarily reflecting leverage resulting from a positive comparable sales environment.
Provision for Income Taxes. Our combined effective income tax rate was 24.1% for the first nine months of fiscal 2021 compared to 24.3% for the first nine months of fiscal 2020.
Diluted Earnings per Share. Diluted earnings per share were $12.31 for the first nine months of fiscal 2021, compared to $9.28 for the first nine months of fiscal 2020. The increase in diluted earnings per share was primarily driven by the factors discussed above.
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
The following table presents the calculation of ROIC, together with a reconciliation of NOPAT to net earnings (the most comparable GAAP measure):

	Twelve Months Ended
dollars in millions	October 31, 2021	November 1, 2020
Net earnings	$15,938	$12,490
Interest and other, net	1,307	1,265
Provision for income taxes	5,053	3,843
Operating income	22,298	17,598
Income tax adjustment (1)	(5,378)	(4,252)
NOPAT	$16,920	$13,346

Average debt and equity	$38,519	$32,095

ROIC	43.9%	41.6%
—————
(1)Income tax adjustment is defined as operating income multiplied by our effective tax rate for the trailing twelve months.
Additional Information
For information on accounting pronouncements that have impacted or are expected to materially impact our consolidated financial condition, results of operations or cash flows, see Note 1 to our consolidated financial statements.
Liquidity and Capital Resources
Cash and Cash Equivalents
At October 31, 2021, we had $5.1 billion in cash and cash equivalents, of which $1.4 billion was held by our foreign subsidiaries. We believe that our current cash position, cash flow generated from operations, funds available from our commercial paper programs, and access to the long-term debt capital markets should be sufficient not only for our operating requirements but also to enable us to complete our capital expenditure programs, fund dividend payments, fund any share repurchases, and make any required debt payments through the next several fiscal years. In addition, we believe that we have the ability to obtain alternative sources of financing, if necessary.
For fiscal 2021, we will continue to follow our disciplined approach to capital allocation. We anticipate capital expenditures of approximately two percent of net sales on an annual basis. However, we may adjust our capital expenditures to support the operations of the business, to enhance long-term strategic positioning, or in response to the economic environment, as necessary or appropriate.

Debt and Derivative Instruments
We have commercial paper programs that allow for borrowings of up to $3.0 billion. All of our short-term borrowings in the first nine months of fiscal 2021 were under these commercial paper programs, and the maximum amount outstanding at any time was $11 million. In connection with these programs, we have back-up credit facilities with a consortium of banks for borrowings up to $3.0 billion, which consist of a five-year $2.0 billion credit facility scheduled to expire in December 2023 and a 364-day $1.0 billion credit facility scheduled to expire in December 2021 that we plan to renew. At October 31, 2021, we were in compliance with all of the covenants contained in the credit facilities, none of which are expected to impact our liquidity or capital resources. At October 31, 2021 and January 31, 2021, there were no outstanding borrowings under our commercial paper programs.
We also issue senior notes from time to time as part of our capital management strategy. In September 2021, we issued $3.0 billion of senior notes. The net proceeds from this issuance are being used for general corporate purposes, including repurchases of shares of our common stock, subject to market conditions and other business considerations. In March 2021, we also repaid our $1.35 billion 2.00% senior notes that had a maturity date of April 2021. See Note 4 to our consolidated financial statements for further discussion of our senior notes.
We use derivative and nonderivative instruments as part of our normal business operations in the management of our exposure to fluctuations in foreign currency exchange rates and interest rates on certain long-term debt.
Share Repurchases
In May 2021, our Board of Directors approved a $20.0 billion share repurchase authorization that replaced the previous authorization. This new authorization does not have a prescribed expiration date. As of October 31, 2021, approximately $14.1 billion of the $20.0 billion share repurchase authorization remained available.
In March 2020, we suspended our share repurchases to enhance our liquidity position during the COVID-19 pandemic. We resumed share repurchases in the first quarter of fiscal 2021, the amount and continuation of which will be influenced by the evolving economic environment as well as business conditions. In the first nine months of fiscal 2021, we had cash payments of $10.4 billion for repurchases of our common stock through open market purchases.
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
Net cash provided by operating activities decreased by $4.0 billion in the first nine months of fiscal 2021 compared to the first nine months of fiscal 2020 and was primarily driven by changes in working capital, partially offset by an increase in net earnings. Working capital was impacted by timing of vendor payments, along with higher merchandise inventories to continue to support increased demand.
Investing Activities. Cash used in investing activities increased by $681 million in the first nine months of fiscal 2021 compared to the first nine months of fiscal 2020, primarily as a result of cash paid for an acquired business during fiscal 2021 and increased capital expenditures.
Financing Activities. Cash used in financing activities in the first nine months of fiscal 2021 primarily reflected $10.4 billion of share repurchases, $5.3 billion of cash dividends paid, and $1.5 billion of repayments of long-term debt, partially offset by $3.0 billion of net proceeds from long-term debt.
Cash used in financing activities in the first nine months of fiscal 2020 primarily reflected $4.8 billion of cash dividends paid, $1.8 billion of repayments of long-term debt, $974 million of net repayments of short-term debt, and $791 million of share repurchases prior to our suspension of share repurchases in March 2020, partially offset by $5.0 billion of net proceeds from long-term debt.
Critical Accounting Policies
During the first nine months of fiscal 2021, there were no changes to our critical accounting policies as disclosed in the 2020 Form 10-K. Our significant accounting policies are disclosed in Note 1 to our consolidated financial statements.

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
Item 4. Controls and Procedures.
Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) and concluded that our disclosure controls and procedures were effective as of October 31, 2021.
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
Except as described above, there were no other changes in our internal control over financial reporting during the fiscal quarter ended October 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table presents the number and average price of shares purchased in each fiscal month of the third quarter of fiscal 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
August 2, 2021 – August 29, 2021	2,264,326	$327.58	2,261,545	$16,878,217,517
August 30, 2021 – September 26, 2021	3,591,056	332.00	3,588,690	15,686,752,964
September 27, 2021 – October 31, 2021	4,526,163	347.20	4,514,020	14,119,412,405
Total	10,381,545	337.66	10,364,255
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
Sales of Unregistered Securities
During the third quarter of fiscal 2021, we issued 405 deferred stock units under The Home Depot, Inc. Nonemployee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of the SEC’s Regulation D thereunder. The deferred stock units were credited to the accounts of those non-employee directors who elected to receive all or a portion of board retainers in the form of deferred stock units instead of cash during the third quarter of fiscal 2021. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.
During the third quarter of fiscal 2021, we credited 834 deferred stock units to participant accounts under the Restoration Plan pursuant to an exemption from the registration requirements of the Securities Act for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.
Item 6. Exhibits.
Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the references in brackets. All other exhibits are filed or furnished herewith.

Exhibit		Description
3.1	*	Amended and Restated Certificate of Incorporation of The Home Depot, Inc.
[Form 10-Q filed on September 1, 2011, Exhibit 3.1]
3.2	*	By-Laws of The Home Depot, Inc. (Amended and Restated Effective February 28, 2019)
[Form 8-K filed on March 4, 2019, Exhibit 3.2]
4.1	*	Form 1.500% Note due September 15, 2028 [Form 8-K filed on September 21, 2021, Exhibit 4.2]
4.2	*	Form 1.875% Note due September 15, 2031 [Form 8-K filed on September 21, 2021, Exhibit 4.3]
4.3	*	Form 2.750% Note due September 15, 2051 [Form 8-K filed on September 21, 2021, Exhibit 4.4]
15.1		Acknowledgement of Independent Registered Public Accounting Firm
31.1		Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a)
31.2		Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a)
32.1		Certification of the Chairman and Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of the Executive Vice President and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HOME DEPOT, INC. (Registrant)

By:	/s/ CRAIG A. MENEAR
Craig A. Menear, Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ RICHARD V. MCPHAIL
Richard V. McPhail, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ STEPHEN L. GIBBS
Stephen L. Gibbs, Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

Date:	November 22, 2021