Form 10-K
period 2022-01-30
HOME DEPOT, INC.
filed 2022-03-23
CIK 354950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2022
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting common stock held by non-affiliates of the registrant on July 30, 2021 was $346.5 billion.
The number of shares outstanding of the registrant’s common stock as of March 4, 2022 was 1,033,349,933 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2022 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K to the extent described herein.

i

COMMONLY USED OR DEFINED TERMS

Term	Definition
ASR	Accelerated share repurchase
ASU	Accounting Standards Update
BODFS	Buy Online, Deliver From Store
BOPIS	Buy Online, Pickup In Store
BORIS	Buy Online, Return In Store
BOSS	Buy Online, Ship to Store
CDP	The not-for-profit organization formerly known as the Carbon Disclosure Project
Comparable sales	As defined in the Results of Operations section of MD&A
DIFM	Do-It-For-Me
DIY	Do-It-Yourself
EH&S	Environmental, Health, and Safety
EPA	U.S. Environmental Protection Agency
ESG	Environmental, social, and governance
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
fiscal 2019	Fiscal year ended February 2, 2020 (includes 52 weeks)
fiscal 2020	Fiscal year ended January 31, 2021 (includes 52 weeks)
fiscal 2021	Fiscal year ended January 30, 2022 (includes 52 weeks)
fiscal 2022	Fiscal year ending January 29, 2023 (includes 52 weeks)
fiscal 2023	Fiscal year ending January 28, 2024 (includes 52 weeks)
GAAP	U.S. generally accepted accounting principles
HD Supply	HD Supply Holdings, Inc.
IRS	Internal Revenue Service
LIBOR	London interbank offered rate
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MRO	Maintenance, repair, and operations
NOPAT	Net operating profit after tax
NYSE	New York Stock Exchange
PLCC	Private label credit card
Pro	Professional customer
Restoration Plan	Home Depot FutureBuilder Restoration Plan
ROIC	Return on invested capital
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SG&A	Selling, general, and administrative
ii

CAUTIONARY STATEMENT PURSUANT TO THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain statements contained herein, as well as in other filings we make with the SEC and other written and oral information we release, regarding our performance or other events or developments in the future constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may relate to, among other things, the impact of the COVID-19 pandemic and the related recovery on our business, results of operations, cash flows and financial condition (which, among other things, may affect many of the items listed below); the demand for our products and services; net sales growth; comparable sales; the effects of competition; our brand and reputation; implementation of store, interconnected retail, supply chain and technology initiatives; inventory and in-stock positions; the state of the economy; the state of the housing and home improvement markets; the state of the credit markets, including mortgages, home equity loans, and consumer credit; impact of tariffs; issues related to the payment methods we accept; demand for credit offerings; management of relationships with our associates, potential associates, suppliers and service providers; cost and availability of labor; costs of fuel and other energy sources; international trade disputes, natural disasters, climate change, public health issues (including pandemics and quarantines, related shut-downs and other governmental orders, and similar restrictions, as well as subsequent re-openings), cybersecurity events, military conflicts or acts of war, and other business interruptions that could disrupt operation of our stores, distribution centers and other facilities, our ability to operate or access communications, financial or banking systems, or supply or delivery of, or demand for, the Company’s products or services; our ability to meet ESG goals; continuation or suspension of share repurchases; net earnings performance; earnings per share; dividend targets; capital allocation and expenditures; liquidity; return on invested capital; expense leverage; stock-based compensation expense; commodity or other price inflation and deflation; our ability to issue debt on terms and at rates acceptable to us; the impact and expected outcome of investigations, inquiries, claims, and litigation, including compliance with related settlements; the effect of accounting charges; the effect of adopting certain accounting standards; the impact of regulatory changes, including changes to tax laws and regulations; store openings and closures; financial outlook; and the impact of acquired companies, including HD Supply, on our organization and the ability to recognize the anticipated benefits of those acquisitions.
Forward-looking statements are based on currently available information and our current assumptions, expectations and projections about future events. You should not rely on our forward-looking statements. These statements are not guarantees of future performance and are subject to future events, risks and uncertainties – many of which are beyond our control, dependent on the actions of third parties, or currently unknown to us – as well as potentially inaccurate assumptions that could cause actual results to differ materially from our historical experience and our expectations and projections. These risks and uncertainties include, but are not limited to, those described in Part I, Item 1A, “Risk Factors,” and elsewhere in this report and also as may be described from time to time in future reports we file with the SEC. You should read such information in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. There also may be other factors that we cannot anticipate or that are not described herein, generally because we do not currently perceive them to be material. Such factors could cause results to differ materially from our expectations. Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements other than as required by law. You are advised, however, to review any further disclosures we make on related subjects in our filings with the SEC and in our other public statements.

iii

PART I
Item 1. Business.
Introduction
The Home Depot, Inc. is the world’s largest home improvement retailer based on net sales for fiscal 2021. We offer our customers a wide assortment of building materials, home improvement products, lawn and garden products, décor products, and facilities maintenance, repair and operations products and provide a number of services, including home improvement installation services and tool and equipment rental. As of the end of fiscal 2021, we operated 2,317 stores located throughout the U.S. (including the Commonwealth of Puerto Rico and the territories of the U.S. Virgin Islands and Guam), Canada, and Mexico. The Home Depot stores average approximately 104,000 square feet of enclosed space, with approximately 24,000 additional square feet of outside garden area. We also maintain a network of distribution and fulfillment centers, as well as a number of e-commerce websites in the U.S., Canada and Mexico. When we refer to “The Home Depot,” the “Company,” “we,” “us” or “our” in this report, we are referring to The Home Depot, Inc. and its consolidated subsidiaries.

The Home Depot, Inc. is a Delaware corporation that was incorporated in 1978. Our Store Support Center (corporate office) is located at 2455 Paces Ferry Road, Atlanta, Georgia 30339. Our telephone number at that address is (770) 433-8211.
Our Business
Our Strategy
The retail landscape has changed rapidly over the past several years, with customer expectations constantly evolving. In fiscal 2021, this trend continued due to the challenges created by the ongoing COVID-19 pandemic and the broader domestic and global business environment, including supply chain disruptions, tight labor market conditions, and inflationary pressures. To navigate this dynamic environment and meet heightened levels of home improvement demand throughout the year, we had to operate with agility while also managing evolving requirements to support customer and associate safety.
Our ability to operate successfully and meet the needs of our customers was due in significant part to our strategic investments over the past several years aimed at creating an interconnected, frictionless shopping experience that enables our customers to seamlessly blend the digital and physical worlds. Going forward, we will leverage the momentum of these strategic investments and continue to invest in our business in support of the following goals:
•We intend to provide the best customer experience in home improvement;
•We intend to extend our position as the low-cost provider in home improvement; and
•We intend to be the most efficient investor of capital in home improvement.
We believe that these goals will help us grow faster than the market and deliver value to our shareholders. We are steadfast in this commitment, while also recognizing that exercising corporate responsibility and being informed by the needs of our other stakeholders, including our customers, associates, supplier partners, and communities, creates value for all stakeholders, including our shareholders.
Deliver Shareholder Value
We deliver on our objective to create shareholder value through our disciplined approach to capital allocation. Our capital allocation principles are as follows:
•First, we intend to reinvest in our business to drive growth faster than the market.
•Second, after meeting the needs of the business, we look to return excess cash to our shareholders through dividends and share repurchases. We intend to increase our dividend as we grow earnings.
In fiscal 2021, we invested $2.6 billion in capital expenditures to support an interconnected customer experience. We also focused on driving productivity throughout the business to lower our costs. The combination of reinvesting in the business to drive higher sales and driving productivity to lower costs creates what we refer to as a virtuous cycle, which has allowed us to improve the customer experience, increase our competitiveness in the market, and deliver shareholder value.
In fiscal 2021, we returned approximately $22 billion to shareholders in the form of dividends and share repurchases. We paid $7.0 billion in cash dividends and returned approximately $15.0 billion to our shareholders in the form of share repurchases in fiscal 2021. Our capital allocation is discussed further in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Customers
We serve two primary customer groups — consumers (including both DIY and DIFM customers) and professional customers — and have developed varying approaches to meet their diverse needs:
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
Professional Customers (or “Pros”). These customers are primarily professional renovators/remodelers, general contractors, maintenance professionals, handymen, property managers, building service contractors and specialty tradesmen, such as electricians, plumbers and painters. These customers build, renovate, remodel, repair and maintain residential properties, multifamily properties, hospitality properties and commercial facilities, including education, healthcare, government, institutional, and office buildings.
We have a number of initiatives to drive growth with our Pros, including a customized online experience, a dedicated sales force, an extensive delivery network, our Pro Xtra loyalty program, enhanced credit offerings and inventory management programs.
In the fourth quarter of fiscal 2020, we extended our reach in the MRO marketplace with our acquisition of HD Supply, a leading national distributor of MRO products to multifamily, hospitality, healthcare, and government housing facilities, among others. In fiscal 2021 we integrated our legacy Interline Brands business into HD Supply. Our MRO operations use a distribution center-based model that sells products primarily through a professional sales force and through our e-commerce platforms and print catalogs.
We recognize the great value our Pros provide to their clients, and we strive to make their jobs easier and help them grow their businesses. We believe that investments aimed at deepening our relationships with our Pros are yielding increased engagement and will continue to translate into incremental spend.
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
Our Products and Services
A typical The Home Depot store stocks approximately 30,000 to 40,000 items during the year, including both national brand name and proprietary products. Our online product offerings complement our stores by serving as an extended aisle, and we offer a significantly broader product assortment through our websites, including homedepot.com, our primary website; blinds.com, our online site for custom window coverings; and thecompanystore.com, our online site featuring textiles and décor products.
We believe our merchandising organization is a key competitive advantage, delivering product innovation, assortment and value, which reinforces our position as the product authority in home improvement. In fiscal 2021, we continued to invest in merchandising resets in our stores to refine assortments, optimize space productivity, introduce innovative new products to our Pros and consumers, and improve visual merchandising to drive a better shopping experience. At the same time, we remain focused on offering everyday values in our stores and online.
To help our merchandising organization keep pace with changing customer expectations and increasing desire for innovation, localization and personalization, we are continuing to invest in tools to better leverage our data and drive a deeper level of collaboration with supplier partners. As a result, we have continued to focus on enhanced merchandising information technology tools to help us: (1) build an interconnected shopping experience that is tailored to our customers’ shopping intent and location; (2) provide the best value in the market; and (3) optimize our product assortments. In light of the challenges faced due to the COVID-19 pandemic, our merchandising team has leveraged technology while working with our inventory and supply chain teams, as well as our supplier partners, to adjust our assortments, introduce alternate products where needed, and build depth in high-demand products. As cost pressures have risen in several product categories in the current environment, our tools have helped our merchandising, finance and data analytics teams as they work with our supplier partners to manage these pressures.

To complement our merchandising efforts, we offer a number of services for our customers, including installation services for our DIY and DIFM customers, as noted above. We also provide tool and equipment rentals at over 1,400 locations across the U.S. and Canada, providing value and convenience for both Pros and consumers. To improve the customer experience and continue to grow this differentiated service offering, we are continuing to invest in more locations, more tools, and better technology.
Sourcing and Quality Assurance. We maintain a global sourcing program to obtain high-quality and innovative products directly from manufacturers in the U.S. and around the world. During fiscal 2021, in addition to our U.S. sourcing operations, we maintained sourcing offices in Mexico, Canada, China, India, Vietnam and Europe. To ensure that suppliers adhere to our high standards of social and environmental responsibility, we also have a global responsible sourcing program. Under our supplier contracts, our suppliers are obligated to ensure that their products comply with applicable international, federal, state and local laws. These contracts also require compliance with our responsible sourcing standards, which cover a variety of expectations across multiple areas of social compliance, including supply chain transparency, health and safety, environment, compensation, hours of work, and prohibitions on child and forced labor. To drive accountability with our suppliers, our standard supplier buying agreement includes a factory audit right related to these standards, and we conduct factory audits and compliance visits with our suppliers of private branded and direct import products. Our 2021 Responsible Sourcing Report, available on our website at https://corporate.homedepot.com/responsibility/sourcing-responsibility, provides more information about this program. In addition, we have both quality assurance and engineering resources dedicated to establishing criteria and overseeing compliance with safety, quality and performance standards for our private branded products.
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
We also maintain patent portfolios relating to our business operations, retail services and products and seek to patent or otherwise protect innovations we incorporate into our business. Patents generally have a term of twenty years from the date they are filed. As our patent portfolio has been built over time, the remaining terms of the individual patents across our patent portfolio vary. Although our patents have value, no single patent is essential to our business. We continuously assess our merchandising departments and product lines for opportunities to expand the assortment of products offered within The Home Depot’s portfolio of proprietary and exclusive brands.
Competition and Seasonality
Our industry is highly competitive, very fragmented, and evolving. As a result, we face competition for our products and services from a variety of retailers, suppliers, distributors and manufacturers that sell products directly to their respective customer bases, and service providers, ranging from traditional brick-and-mortar, to multichannel, to exclusively online. These competitors include a number of other home improvement retailers; electrical, plumbing and building materials supply houses; and lumber yards. With respect to some products and services, we also compete with specialty design stores, showrooms, discount stores, local, regional and national hardware stores, paint stores, mail order firms, warehouse clubs, independent building supply stores, MRO distributors, home décor retailers, and other retailers, as well as with providers of home improvement services and tool and equipment rental. The internet facilitates competitive entry, price transparency, and comparison shopping, increasing the level of competition we face.
We compete primarily based on customer experience, price, quality, product availability and assortment, and delivery options, both in-store and online. We also compete based on store location and appearance, presentation of merchandise, and ease of shopping experience. Furthermore, with respect to delivery options, customers are increasingly seeking faster and/or guaranteed delivery times, low-price or free shipping, and/or convenient pickup options, including curbside pickup. Our ability to be competitive on delivery and pickup times, options and costs depends on many factors, including the success of our supply chain investments, described more fully under “Our Supply Chain” below.
Our business is subject to seasonal influences. Generally, our highest volume of sales occurs in our second fiscal quarter, and the lowest volume occurs either during our first or fourth fiscal quarter.

Interconnected Shopping Experience
We continue to enhance our capabilities to provide our customers with a frictionless interconnected shopping experience across our stores, online, on the job site, and in their homes, focusing on continued investments in our website and mobile apps to enhance the digital customer experience.
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
A significant majority of the traffic in our digital channels is on a mobile device. Mobile customers expect more simplicity and relevancy in their digital interactions. As a result, we have made significant investments to our digital properties to improve the overall presentation and ease of navigation for the user. We have also enhanced the “shopability” of an online product by including more information on the product’s landing page, including related products and/or parts of a collection, and a multitude of fulfillment options. Our focus on improving search capabilities, site functionality, category presentation, product content, speed to checkout, and enhanced fulfillment options has yielded higher traffic, better conversion and continued sales growth. It has also been critical during the COVID-19 pandemic, as customers have gravitated even more to the digital environment.
Further, we do not view the interconnected shopping experience as a specific transaction; rather, we believe it encompasses an entire journey from inspiration and know-how, to purchase and fulfillment, to post-purchase care and support. Customers expect more personalized messaging, so we are focusing on connecting marketing activities with the online and in-store experiences to create a seamless series of engagements across channels. From the inspirational point of the purchase journey to providing product know-how, we are continuing to invest in the infrastructure and capabilities needed to deliver the most relevant marketing messages to our customers based upon what is important for them today.
Store Experience. Our stores remain the hub of our business, and we are investing to improve the customer shopping experience through easier navigation and increasing the convenience and speed of checkout. For several years, our associates have used web-enabled handheld devices we call “GET phones” to help expedite the online order checkout process, locate products in the aisles and online, and check inventory on hand. To improve the customer’s experience in our stores, we have also empowered our customers with additional self-help tools, including mobile app-enabled store navigation. Our app provides store-specific maps, which allow customers to pinpoint the exact location of an item on their mobile devices.
In fiscal 2021, we leveraged the investments made in our stores over the past several years to operate effectively in the dynamic environment we faced throughout the year. These investments include our wayfinding sign and store refresh package in all of our U.S. stores; our self-service lockers, online order storage areas at front entrances, and curbside pickup, which offer convenient pickup options for online orders; electronic shelf label capabilities; and the re-design of the front-end area, including reconfigured service desks, improved layouts in all checkout areas, and expanded and enhanced self-checkout options. We believe these investments are driving higher customer satisfaction scores, and we will continue to invest to improve the customer experience going forward.
Investing in Associate Productivity. We continually strive to improve our store operations for our associates. Our goal is to remove complexity and inefficient processes from the stores to allow our associates to focus on our customers. To this end, we have continued to focus our efforts in such areas as optimizing product flow to decrease the amount of time a store associate spends locating product and to improve on-shelf product availability; creating a simpler order management system; expanding in-aisle, real-time mobile learning tools for our associates’ own development and to assist with customer questions; and using labor model tools to better align associate activity with customer needs.
Investing in Safety. We are committed to maintaining a safe shopping and working environment for our customers and associates. We empower trained EH&S associates to evaluate, develop, implement and enforce policies, processes and programs on a Company-wide basis. Our EH&S policies are woven into our everyday operations and are part of The Home Depot culture. Common program elements include: daily store inspection checklists (by department); routine follow-up audits from our store-based safety team members and regional, district and store operations field teams; equipment enhancements and preventative maintenance programs to promote physical safety; departmental merchandising safety standards; training and education programs for all associates, with varying degrees of training provided based on an associate’s role and responsibilities; and awareness, communication and recognition programs designed to drive operational awareness and an understanding of EH&S matters. We also continued to undertake a number of additional measures for the safety of our associates and customers in response to the COVID-19 pandemic.
Our Supply Chain
We continue to focus on building best-in-class competitive advantages in our supply chain to be responsive to our customers’ expectations for how, when and where they choose to receive our products and services. As part of enhancing the interconnected shopping experience, we continue to invest in expanding our supply chain network, with the goal of achieving the fastest, most efficient and reliable delivery capabilities in home improvement. Our efforts are focused on ensuring product availability and increasing the speed and reliability of delivery for our customers while managing our costs. Despite the challenges faced by the global supply chain in fiscal 2021, our supply chain investments permitted us to continue to operate effectively and meet our customers’ needs.
We centrally forecast and replenish the vast majority of our store products through sophisticated inventory management systems and utilize our network of distribution centers to serve both our stores’ and customers’ needs. Our supply chain includes multiple distribution center platforms in the U.S., Canada, and Mexico tailored to meet the needs of our stores and customers based on types of products, location, transportation, and delivery requirements. These platforms include rapid deployment centers, stocking distribution centers, bulk distribution centers, and direct fulfillment centers. As part of the expansion of our supply chain, we have invested to further automate and mechanize our rapid deployment center network to drive efficiency and faster movement of product.
We are also expanding our fulfillment network, investing in a significant number of new fulfillment facilities to drive speed and reliability of delivery for our customers and to help us meet our goal of reaching 90% of the U.S. population with same or next day delivery for extended home improvement product offerings, including big and bulky products. These facilities include omni-channel fulfillment centers, which deliver product directly to customers, and market delivery operations, which function as local hubs to consolidate freight for dispatch to customers for the final mile of delivery, with a focus on appliances. We are also adding flatbed distribution centers, which handle large items like lumber that are transported on flatbed trucks. As of the end of fiscal 2021, we have opened a number of additional fulfillment facilities and will continue to build out our fulfillment network over the next few years. This network is designed to create a competitive advantage with unique, industry-leading capabilities for home improvement needs.
In addition to our distribution and fulfillment centers, we leverage our stores as a network of convenient customer pickup, return, and delivery fulfillment locations. Our premium real estate footprint provides a distinct structural and competitive advantage. For customers who shop online and wish to pick up or return merchandise at, or have merchandise delivered from, our U.S. stores, we have fully implemented our four interconnected retail programs: BOSS, BOPIS, BODFS, and BORIS. To meet customer needs due to the pandemic, we rapidly rolled out curbside pickup to complement our BOPIS offerings, in addition to the self-service lockers at the front entrance of many of our stores. We also offer express car and van delivery service that covers over 75% of the U.S. population. As of the end of fiscal 2021, approximately 55% of our U.S. online orders were fulfilled through a store. We also continue to focus on developing new capabilities to improve both efficiency and customer experience in our store delivery program. Our strategic intent is to have a portfolio of efficient, timely and reliable sources and methods of delivery to choose from, optimizing order fulfillment and delivery based on customer needs, inventory locations and available transportation options.
Corporate Responsibility and Human Capital Management
We organize our environmental, social and governance efforts around three pillars: (1) Focus on Our People, (2) Operate Sustainably, and (3) Strengthen Our Communities. Highlights of each of these pillars are set forth below. These pillars are reflective of our commitment to ESG and are fundamentally embedded in our operations and culture. We believe this approach creates value for all of our stakeholders, including our customers, associates, supplier partners, and the communities we serve, in turn creating long-term value for our shareholders. For further information on our three pillars and other ESG-related matters, see our annual ESG Report, available on our website at https://corporate.homedepot.com/responsibility.
Focus on Our People. Our culture and our associates provide intangible and hard-to-replicate competitive advantages. We leverage these competitive advantages to provide an outstanding customer experience by putting customers first and taking care of our associates.
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

Customers
Front Line Associates
Field Support
Corporate Office
CEO

Our values also guide our efforts to create an environment that will help us attract and retain skilled associates in the competitive marketplace for talent. We empower our associates to deliver a superior customer experience by living our values, and we position our associates to embody our core values by integrating the importance of our culture into ongoing development programs, performance management practices, and rewards programs. Leaders participate in programs designed to build and strengthen our culture, such as training on leadership skills, cross-functional collaboration, inclusiveness, and associate engagement, and all associates receive annual training on unconscious bias. Our core values are at the root of all of our human capital management programs.
Our Workforce. At the end of fiscal 2021, we employed approximately 490,600 associates, of whom approximately 42,800 were salaried, with the remainder compensated on an hourly basis. Set forth below is the geographic makeup of our workforce.

Geographic Location	Number of Associates	% of Total Workforce
United States	437,000	89.1%
Canada	34,100	6.9%
Mexico	19,200	3.9%
Other (1)	300	0.1%
Total	490,600	100%
(1) Includes associates in our sourcing organization located in China, Vietnam, India, Italy, Poland and Turkey.
Talent Attraction and Development. As we attract and hire new associates, we strive to create a customer-like experience for jobseekers as they progress through the steps of our recruiting process by focusing on speed and personalization. We employ targeted marketing practices through our careers website, which personalizes the user’s experience based on jobseeker location and searching behavior. Jobseekers can also apply for roles from anywhere using desktop or mobile devices. Once a jobseeker has applied for a role, we prioritize self-service by allowing candidates to schedule or reschedule interviews directly from their mobile device. Lastly, we created a quick hiring process for candidates by leveraging job-matching automation.
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
Associate Engagement. Associate engagement is the emotional commitment associates have to The Home Depot. It is vital to our culture and to our success. We create an engaging workplace by continuously listening to and acting on associate feedback. We provide several pulse check surveys to groups of associates throughout the year that help us determine how emotionally connected those associates are to our customers, the Company, their jobs, fellow associates, and leaders. In addition, our annual Voice of the Associate survey, which includes all associates, serves as our primary means of gauging associates’ level of engagement within their roles. We use the feedback from these surveys to help improve the overall associate experience. Through the years, the results from our surveys have consistently indicated that, on average, four out of five associates are emotionally committed and engaged. We also maintain a digital associate engagement platform that links associates with common interests and fuels connections to co-workers and Company leaders. Additionally, we have a number of programs to recognize stores and individual associates for exceptional customer service.
Diversity, Equity and Inclusion. We believe that a diverse, equitable and inclusive workplace is key to our success. We are committed to our core values, and we strive to foster a diverse, equitable and inclusive environment where our associates are valued and respected. We work to build a workplace, retail space, and Company that reflect the customers and communities we serve. In particular, in 2020 we elevated and expanded our Office of Diversity, Equity and Inclusion to enhance our focus on associate diversity, supplier diversity, and our support of community- and education-related programs designed to close the wealth gap and enhance education outcomes across underserved and under-represented communities.
Fiscal 2021 Diversity & Inclusion Data

Associate Population	Race/Ethnicity		Gender
	% Minority	% White	% Female	% Male
U.S. Workforce	48%	52%	38%	62%
U.S. Managers & Above*	38%	63%	34%	66%
U.S. Officers	28%	72%	30%	70%
*       Does not include officers.
Note: Certain percentages may not sum to totals due to rounding.
As a Company, we have identified several priorities designed to guide our efforts to enhance diversity, equity and inclusion. We believe these associate- and supplier-focused priorities also enhance our customers’ experience:
•Associates
◦Increase diverse representation throughout our organization
◦Create an environment where every associate feels included and valued for who they are
◦Promote equal opportunity in recruitment, hiring, training, development and advancement
•Community
◦Strive to close the wealth gap
◦Advance education for all
•Suppliers
◦Increase use of and spend with diverse suppliers
◦Develop diverse suppliers by providing mentorship and sharing resources
Compensation and Benefits. Consistent with our core values, we take care of our people by offering competitive compensation and comprehensive benefits programs. We continuously make wage investments to ensure our compensation packages reflect the evolving circumstances across our markets, and our profit-sharing program for hourly associates provides semi-annual cash awards for performance against our business plan. We provided enhanced pay and benefits for our associates in fiscal 2020 to alleviate some of the challenges presented by the COVID-19 pandemic. In the third quarter of fiscal 2020, we began to transition from these temporary COVID-19 benefits to permanent compensation enhancements for our frontline, hourly associates. In fiscal 2021, we continued to make additional compensation enhancements. Our associates can take advantage of a range of benefits, including healthcare and wellness programs, vacation and leave of absence benefits including parental leave and paid sick/personal time off, a 401(k) match, our ESPPs, personal finance education and advisory services, assistance programs to help with managing personal and work-life challenges, family support programs, and educational assistance.
Operate Sustainably. We have a long-standing and substantial commitment to sustainable business operations, from the products and services we offer to our customers; to our store construction, maintenance and operations; to our supply chain and packaging initiatives; to our ethical sourcing program. As we strive to operate sustainably, we have focused on protecting the climate, reducing our environmental impact, and sourcing responsibly, and we have set specific, measurable goals to drive progress in these areas.

Our 2021 ESG Report, available on our website at https://corporate.homedepot.com/responsibility, includes more information on our goals, as well as specific initiatives we have in place to help achieve these goals. Below are highlights of our sustainability program.
Our Environmental Goals. We currently have several goals to help combat climate change and reduce our environmental footprint:

Year Announced	Goal	Goal Date	Status
2018	Cleaning Products Chemical Reduction: Eliminate certain chemicals from cleaning products by the end of fiscal 2022	2022	In Process
2018
Science-Based Carbon Emissions Targets: Reduce Scope 1 and 2 carbon emissions by 2.1% per year, with the goal to achieve a 40% reduction by the end of fiscal 2030 and a 50% reduction by the end of fiscal 2035
		2030; 2035	In Process
2019	Recyclable Packaging: Exclude expanded polystyrene foam (EPS) and polyvinyl chloride (PVC) film from the packaging of private-brand products we sell, replacing them with easier-to-recycle materials by the end of fiscal 2023	2023	In Process
2020	Renewable/Alternative Energy Sources: Produce or procure, on an annual basis, 335 megawatts of renewable or alternative energy by the end of fiscal 2025	2025	In Process
2021	NEW GOAL: SBTi Emissions Reduction Goals: By the end of fiscal 2023, set Science Based Targets Initiative (SBTi) goals to reduce Scope 1, 2 and 3 emissions in line with Paris Agreement goals	2023	In Process
2021	NEW GOAL: 100% Renewable Electricity: Have 100% renewable electricity for all Home Depot facilities worldwide by the end of fiscal 2030	2030	In Process
These goals follow the completion in 2020 of a number of previously announced goals, including goals related to reducing store electricity use, eliminating certain chemicals from products we sell, and helping customers reduce their greenhouse gas emissions and save on electricity costs and water use.
Our Environmental Programs and Initiatives. In order to progress against our goals, we have a large number of environmentally-focused programs and initiatives, including:
•Store Operations and Renewable/Alternative Energy. We have reduced store energy consumption through initiatives such as LED lighting upgrades; installation of energy efficient HVAC systems; participation in demand mitigation; on-site alternative or renewable energy projects such as fuel cells and solar panels; and contracts with off-site wind and solar power providers. In fiscal 2021, we announced a new goal to produce or procure renewable electricity equivalent to the electricity needs for all Home Depot facilities by the end of fiscal 2030. We have also increased our focus on saving water, implementing smart irrigation systems capable of reducing irrigation-related water use in more than 500 U.S. stores.
•Product Offerings. Through our Eco Options® program introduced in 2007, we have helped our customers more easily identify products that meet specifications for energy efficiency, water conservation, healthy home, clean air, and sustainable forestry. Beginning in 2019, we added circular economy, which targets the reduction of waste through recycling and reuse. Under our Eco Options program, we sell ENERGY STAR® certified appliances; WaterSense®-labeled bath faucets, showerheads, aerators, toilets, and irrigation controllers; LED light bulbs; tankless water heaters, and many other products. These products, through proper use, help our customers save money on their utility bills and reduce their environmental impact. We have also launched an Eco ActionsTM platform to provide customers with resources, such as project tutorials, to take individual action on environmental issues.
•In-Store Recycling Programs. We offer recycling programs in the U.S., including in-store recycling programs for compact fluorescent light bulbs, rechargeable batteries, and cardboard, and a lead acid battery exchange program.

•Chemical Strategy. We are committed to increasing our assortment of products that meet high environmental standards, and we encourage our suppliers to invest in developing environmentally-innovative products. Each year, we evaluate our Chemical Strategy, first published in 2017, to ensure our approach and goals are appropriate.
•Sustainable Packaging. In addition to our goal related to eliminating EPS and PVC from our private-brand products, we are continually working with suppliers to find ways to make product packaging more recyclable or simply use less materials, such as the reduction of single-use plastics.
•Supply Chain Optimization. Through our supply chain initiatives such as space sharing and optimization technology, we are working to maximize our use of every mile to make our supply chain more efficient. We also utilize hydrogen fuel cell technology in our forklifts and have started piloting electric 18-wheelers for deliveries to make our supply chain even more environmentally friendly.
•CDP Participation. We are a long-standing participant in the annual CDP reporting process. CDP is an independent, international, not-for-profit organization providing a global system for companies and cities to measure, disclose, manage, and share environmental information. In December 2021, we received a score of “A-” from CDP, reflecting leadership and a high level of action on climate change mitigation, adaptation and transparency.
•SBTi Goals. In fiscal 2021, we announced a new goal to adopt new Science Based Targets Initiative (SBTi) goals to reduce Scope 1, 2 and 3 emissions in line with Paris Agreement goals by the end of fiscal 2023. This builds on our current science-based goals to reduce Scope 1 and 2 carbon emissions 2.1% per year, to achieve a 40% reduction by the end of fiscal 2030 and 50% by the end of fiscal 2035.
Over the past several years, our commitment to sustainable operations has resulted in a number of environmental awards and recognitions, including most recently EPA 2021 WaterSense® Partner of the Year Award for our commitment to offering and promoting water-efficient products; EPA 2021 SmartWay Excellence Award, which recognized us as an industry leader in improving freight efficiency and environmental performance; and EPA 2021 Safer Choice Partner of the Year Award, which recognizes achievement in products with safer chemicals that furthers innovative source reduction.
Strengthen our Communities. One of our core values is “Giving Back,” and we support our communities in a number of ways. The Home Depot Foundation focuses on improving the lives of U.S. veterans, assisting communities affected by natural disasters, and training skilled tradespeople to fill the labor gap. Our Team Depot associate volunteers provide thousands of volunteer hours each year on a wide variety of projects. We partner with diverse suppliers and organizations to further support our diversity, equity and inclusion efforts. To further advance diversity, equity and inclusion in our communities, in fiscal 2021 we expanded our supplier diversity program by launching a Tier II supplier diversity program that aims to drive more spending from our direct suppliers to diverse suppliers. Please see our 2021 ESG Report for additional information about our efforts to support the communities we serve.
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
We include website addresses throughout this report for reference only. The information contained on these websites is not incorporated by reference into this report.
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
Our industry is highly competitive, highly fragmented, and evolving. As a result, we face competition for our products and services from a variety of retailers, suppliers, distributors and manufacturers that sell products directly to their respective customer bases, and service providers, ranging from traditional brick-and-mortar, to multichannel, to exclusively online. These competitors include a number of other home improvement retailers; electrical, plumbing and building materials supply houses; and lumber yards. With respect to some products and services, we also compete with specialty design stores, showrooms, discount stores, local, regional and national hardware stores, paint stores, mail order firms, warehouse clubs, independent building supply stores, MRO distributors, home décor retailers, and other retailers, as well as with providers of home improvement services and tool and equipment rental. The internet facilitates competitive entry, price transparency, and comparison shopping, increasing the level of competition we face.
We compete primarily based on customer experience, price, quality, product availability and assortment, and delivery options, both in-store and online. We also compete based on store location and appearance, presentation of merchandise, and ease of shopping experience. Furthermore, customers are increasingly shopping online and seeking faster and/or guaranteed delivery times, low-price or free shipping, and/or convenient pickup options, including curbside pickup. Our ability to be competitive on delivery and pickup times, options and costs depends on many factors, including leveraging the momentum of our strategic investments in our supply chain and our interconnected retail capabilities to further enhance the customer shopping experience, and our failure to successfully manage these factors and offer competitive delivery and pickup options could negatively impact the demand for our products and our profit margins.
We use our marketing, advertising and promotional programs to drive customer traffic and compete more effectively, and we must regularly assess and adjust our efforts to address changes in the competitive landscape. Intense competitive pressures from one or more of our competitors, such as through aggressive promotional pricing or liquidation events, or our inability to adapt effectively and quickly to a changing competitive landscape, could adversely affect our prices, our margins, or demand for our products and services. If we are unable to timely and appropriately respond to these competitive pressures, including through the delivery of a superior interconnected customer experience or through maintenance of effective sales and marketing, advertising or promotional programs leveraging both our digital and physical platforms, our market share and our financial performance could be adversely affected.
We may not timely identify or effectively respond to consumer needs, expectations or trends, which could adversely affect our relationship with customers, the demand for our products and services, and our market share.
The success of our business depends in part on our ability to identify and respond promptly to evolving trends in demographics; shifts in consumer preferences, expectations and needs; and unexpected weather conditions, public health issues (including pandemics and quarantines and related shut-downs, re-openings, or other actions by government regulators or others), or natural disasters, while also managing appropriate inventory levels in our stores and distribution or fulfillment centers and maintaining an excellent customer experience. It is difficult to successfully predict the products and services our customers will demand. As our customers expect a more personalized experience, our ability to collect, use and protect relevant customer data is important to our ability to effectively meet their expectations. Our ability to collect and use that data, however, is subject to a number of external factors, including the impact of legislation or regulations governing data privacy and security. In addition, each of our primary customer groups has different needs and expectations, many of which evolve as the demographics in a particular customer group change. Customer preferences and expectations related to sustainability of products and operations are also increasing. If we do not successfully differentiate the shopping experience to meet the individual needs and expectations of or within a customer group, we may lose market share with respect to those customers.
Customer expectations about the methods by which they purchase and receive products or services are also becoming more demanding. Customers are routinely and increasingly using technology and a variety of electronic devices and digital platforms to rapidly compare products and prices, read product reviews, determine real-time product availability, and purchase products. Once products are purchased, customers are seeking alternate options for delivery of those products, and they often expect quick, timely, and low-price or free delivery and/or convenient pickup options. We must continually anticipate and adapt to these changes in the purchasing process by improving the online customer experience as well as our delivery options. The coordinated operation of our network of physical stores, distribution facilities, and online platforms is fundamental to the success of our interconnected strategy. We have our BOSS, BOPIS, BODFS and direct fulfillment delivery options, but we cannot guarantee that these or future programs will be maintained and implemented successfully or that we will be able to meet customer expectations on delivery or pickup times, options and costs.
In addition, a greater concentration of online sales with direct fulfillment or curbside pickup could result in a reduction in the amount of traffic in our stores, which would, in turn, reduce the opportunities for cross-selling of merchandise that such traffic creates and could reduce our overall sales and adversely affect our financial performance.
Failure to provide a relevant or effective online customer experience in a timely manner that keeps pace with technological developments and dynamic customer expectations; to maintain appropriate inventory; to provide quick and low-price or free delivery alternatives and convenient pickup options; to differentiate the customer experience for our primary customer groups; to effectively implement an increasingly localized merchandising assortment; or to otherwise timely identify or respond to changing consumer preferences, expectations and home improvement needs could adversely affect our relationship with customers, the demand for our products and services, and our market share.
A positive brand and reputation are critical to our business success, and, if our brand and reputation are damaged, it could negatively impact our relationships with our customers, associates, suppliers, vendors, and shareholders, and, consequently, our business and results of operations or the price of our stock.
Our brand and reputation are critical to attracting customers, associates, suppliers and vendors to do business with us. We must continue to manage and protect our brand and reputation. Negative incidents can erode trust and confidence quickly, and adverse publicity about us could damage our brand and reputation, undermine our customers’ confidence, reduce demand for our products and services, affect our ability to recruit, engage, motivate and retain associates, attract regulatory scrutiny, and impact our relationships with current and potential suppliers and vendors. Further, our actual or perceived position or lack of position on social, environmental, political, public policy, economic, geopolitical, or other sensitive issues, and any perceived lack of transparency about those matters, could harm our reputation with certain groups. Customers are also increasingly using social media to provide feedback and information about our Company, including our products and services, in a manner that can be quickly and broadly disseminated. Negative sentiment about the Company shared over social media could impact our brand and reputation, whether or not it is based in fact.
The execution of initiatives to expand our supply chain and enhance the interconnected shopping experience could disrupt our operations in the near term, and these initiatives might not provide the anticipated benefits or might fail.
We continue to invest in our interconnected retail strategy, including by making significant investments to expand our supply chain. These investments are designed to streamline our operations to allow our associates to continue to provide high-quality service to our customers; simplify customer interactions; provide our customers with a more interconnected shopping experience; and create the fastest, most efficient delivery network for home improvement products. Failure to choose the right investments and implement them in the right manner and at the right pace could disrupt our operations. Executing our interconnected retail strategy requires continual investment in our operations and information technology systems, as well as the development and execution of new processes, systems and support. Building out our supply chain also involves significant real estate projects as we expand our distribution network, requiring us to identify and secure available locations with appropriate characteristics needed to support the different types of facilities. If we are unable to effectively manage the volume, timing, nature, location, and cost of these investments, projects and changes, our business operations and financial results could be materially and adversely affected. The cost and potential problems, defects of design, and interruptions associated with the implementation of these initiatives, including those associated with managing third-party service providers, employing new web-based tools and services, implementing new technologies, implementing and restructuring support systems and processes, securing appropriate facility locations, and addressing impacts on inventory levels, could disrupt or reduce the efficiency of our operations in the near term, lead to product availability issues, and impact our profitability.
In addition, our stores are a key element of our interconnected retail strategy, serving as the hub of our customers’ interconnected shopping experience. We have an aging store base that requires maintenance, investment, and space reallocation initiatives to deliver the shopping experience that our customers desire. Our investments in our stores may not deliver the relevant shopping experience our customers expect or fully support an interconnected shopping experience. We must also maintain a safe store environment for our customers and associates, as well as protect against loss or theft of our inventory (also called “shrink”). Higher rates of shrink, which we continue to experience, can require operational changes that may increase costs and impact the customer experience.
Our investments to enhance our interconnected shopping experience and expand our supply chain might not provide the anticipated benefits, might take longer than expected to complete or realize anticipated benefits, or might fail altogether, each of which could adversely impact our competitive position and our financial condition, results of operations, or cash flows.
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
We regularly consider and enter into strategic transactions, including mergers, acquisitions, investments, alliances, and other growth and market expansion strategies, such as our acquisition of HD Supply in the fourth quarter of fiscal 2020. We generally expect that these transactions will result in sales increases, cost savings, synergies, enhanced capabilities or various other benefits. Assessing the viability and realizing the benefits of these transactions is subject to significant uncertainty. For each of our acquisitions, we need to determine the appropriate level of integration of the target company’s products, services, associates, and information technology, financial, human resources, compliance, and other systems and processes, and then successfully manage that integration into our corporate structure. Integration can be a complex and time-consuming process, and if the integration is not fully successful or is delayed for a material period of time, we may not achieve the anticipated synergies or benefits of the acquisition. In addition, the integration of businesses may create complexity in our financial systems, internal controls, technology and cybersecurity systems, and operations and make them more difficult to manage. Furthermore, even if the target companies are successfully integrated, the acquisitions may fail to further our business strategy as anticipated, expose us to increased competition or challenges with respect to our products or services, and expose us to additional risks and liabilities. Strategic transactions may also be subject to significant regulatory uncertainty. The changing enforcement landscape may result in additional costs or delays that affect the anticipated outcome of a transaction. Any failure in the execution of a strategic transaction, our approach to the integration of an acquired asset or business, or achieving expected synergies or other benefits could result in slower growth, higher than expected costs, the recording of an impairment of goodwill or other intangible assets, and other actions which could adversely affect our business, financial condition and results of operations.
Operational Risks
Our success depends upon our ability to attract, develop and retain highly qualified associates to provide excellent customer service and to support our strategic initiatives while also controlling our labor costs.
Our customers expect a high level of customer service and product knowledge from our associates. To meet the needs and expectations of our customers, we must attract, develop and retain a large number of highly qualified associates. Our ability to meet our labor needs while controlling labor costs is subject to numerous external factors, including increased market pressures with respect to prevailing wage rates, unemployment levels, and health and other insurance costs; the impact of legislation or regulations governing labor relations, immigration, minimum wage, and healthcare benefits; changing demographics; the continuing impacts of the pandemic; and our reputation within the labor market. We also compete with other retail businesses for many of our associates in hourly positions, and we invest significant resources in training and motivating them to maintain a high level of job satisfaction. These positions have historically had high turnover rates, which can lead to increased training and retention costs, particularly in a competitive labor market. As a result of the ongoing COVID-19 pandemic, we have faced and may continue to face additional challenges in recruiting and retention of associates due to health and safety concerns, vaccine or testing mandates and other governmental requirements; disruption in the availability of school or childcare; and other challenges related to a remote or hybrid working environment for associates who work in our store support centers. These factors, together with growing competition among potential employers, may result in increased salaries, benefits, or other employee-related costs, or may impair our ability to recruit and retain associates, which could have an adverse impact on our business operations, financial condition and results of operations.

In addition, in order to execute our interconnected retail strategy, including our supply chain investments, we must attract and retain a large number of skilled professionals, including technology professionals, to implement our ongoing technology and other investments. The market for these professionals is increasingly competitive. An inability to provide wages and/or benefits, including remote or hybrid work flexibility, that are competitive within the markets in which we operate could adversely affect our ability to retain and attract associates. Further, changes in market compensation rates may adversely affect our labor costs.
Additionally, our ability to successfully execute organizational changes, including management transitions within the Company's senior leadership, and to effectively motivate and retain associates is critical to our business success. If we are unable to locate, to attract or to retain qualified associates, or manage leadership transition successfully, our ability to effectively manage our strategy may be negatively impacted, the quality of service we provide to our customers may decrease, and our financial performance may be adversely affected.
A failure of a key information technology system or process could adversely affect our business.
We rely extensively on information technology systems and related personnel to collect, analyze, process, store, manage, transmit, and protect transactions and data. Some of these systems are managed or provided by third-party service providers, including certain cloud platform providers. In managing our business, we also rely heavily on the integrity of, security of, and consistent access to, this operational and financial data for information such as sales, customer data, associate data, demand forecasting, merchandise ordering, inventory replenishment, supply chain management, payment processing, order fulfillment, customer service, and post-purchase matters. For these information technology systems, applications, and processes to operate effectively, we or our service providers must maintain and update them. Delays in the maintenance, updates, upgrading, or patching of these systems, applications or processes could impair, and on occasion have impaired, their effectiveness or expose us to security risks. Our systems and the third-party systems with which we interact are subject to and on occasion have experienced damage or interruption from a number of causes, including power and other critical infrastructure outages; computer and telecommunications failures; computer viruses; security breaches; internal or external data theft or misuse; cyber-attacks, including the use of malicious codes, worms, phishing, spyware, denial of service attacks, and ransomware; responsive containment measures by us that may involve voluntarily taking systems off line; natural disasters and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, or other extreme weather events; public health concerns, such as pandemics and quarantines; military conflicts, acts of war, terrorism or civil unrest; other systems outages; inadequate or ineffective redundancy; and design or usage errors or malfeasance by our associates, contractors or third-party service providers. Although we and our third-party service providers seek to maintain our respective systems effectively and to successfully address the risk of compromise of the integrity, security and consistent operations of these systems, such efforts are not always successful. As a result, we or our service providers could experience errors, interruptions, delays or cessations of service in key portions of our information technology infrastructure, which could significantly disrupt our operations or impair data security; impact our ability to operate or access communications, financial or banking systems; be costly, time consuming and resource-intensive to remedy; and adversely impact our reputation and relationship with customers, suppliers, shareholders or regulators.
In addition, we are currently making, and expect to continue to make, substantial investments in our information technology systems, infrastructure and personnel, in certain cases with the assistance of strategic partners and other third-party service providers. These investments involve replacing existing systems, some of which are older, legacy systems that are less flexible and efficient, with successor systems; outsourcing certain technology and business processes to third-party service providers; making changes to existing systems, including the migration of applications to the cloud; maintaining or enhancing legacy systems that are not currently being replaced; or designing or cost-effectively acquiring new systems with new functionality. These efforts can result in significant potential risks, including failure of the systems to operate as designed, potential loss or corruption of data, changes in security processes and internal controls, cost overruns, implementation delays or errors, disruption of operations, and the potential inability to meet business and reporting requirements. Any system implementation and transition difficulty may result in operational challenges, security failures, reputational harm, and increased costs that could adversely affect our business operations and results of operations.
Disruptions in our customer-facing technology systems could impair our interconnected retail strategy and give rise to negative customer experiences.
Through our information technology systems, we are able to provide an improved overall shopping and interconnected experience that empowers our customers to shop and interact with us from a variety of electronic devices and digital platforms. We use our digital platforms as sales channels for our products and services, as methods of providing inspiration, and as sources of product, project, and other relevant information to our customers to help drive sales. We also have multiple online communities, digital platforms, and knowledge centers that allow us to inform, assist and interact with our customers. The retail industry is continually evolving and expanding, with a significant increase in sales initiated online and via mobile applications. We must effectively respond to new developments and changing customer preferences with respect to a digital and interconnected experience. We continually seek to enhance all of our online and digital properties to provide an attractive, user-friendly interface for our customers. Disruptions, delays, failures or other performance issues with these customer-facing technology systems, or a failure of these systems to meet our or our customers’ expectations, could impair the benefits that they provide to our business and negatively affect our relationship with our customers and, as a result, our financial performance and results of operations.
Disruptions in our supply chain and other factors affecting the distribution of our merchandise could adversely impact our business.
A disruption within our logistics or supply chain network, such as the industry-wide supply chain challenges resulting from the COVID-19 pandemic, could adversely affect our ability to receive and deliver inventory in a timely manner, which could impair our ability to meet customer demand for products and result in lost sales, increased supply chain costs, or damage to our reputation. Such disruptions may result from damage or destruction to our distribution or fulfillment centers or those of our supply chain service providers; weather-related events; cybersecurity incidents or attacks; natural disasters; international trade disputes, trade policy changes or restrictions, or import- or export-related governmental sanctions or restrictions; quotas, tariffs or other import-related taxes; strikes, lock-outs, work stoppages or slowdowns; shortages of supply chain labor, including truck drivers; shipping capacity constraints, including shortages of related equipment; raw material or other shortages; third-party contract disputes; supply or shipping interruptions or costs; costs or unavailability of fuel; military conflicts or acts of war, as well as any related sanctions or other government or private responses; acts of terrorism; public health issues, including pandemics or quarantines (such as the COVID-19 pandemic) and related shut-downs, re-openings, or other actions by government regulators or others; civil unrest; or other factors beyond our control. In recent years, ports in the U.S. and elsewhere have been impacted by capacity constraints, port congestion and delays, periodic labor disputes, security issues, weather-related events, and natural disasters, which have been further exacerbated by the COVID-19 pandemic. Disruptions to our supply chain due to any of the factors listed above could negatively impact our financial performance or financial condition.
If our efforts to maintain the privacy and security of customer, associate, supplier and Company information are not successful, we could incur substantial costs and reputational damage and could become subject to litigation and enforcement actions.
Our business, like that of most retailers, involves the collection, processing, storage, management, transmission and deletion of customers’ personal information, preferences, and payment card information, as well as other confidential and sensitive information, such as personal information about our associates and our suppliers and confidential Company information. We also work with third-party service providers that provide technology, systems and services that we use in connection with the handling of this information. Our information systems, and those of our third-party service providers, are vulnerable to an increasing threat of continually evolving data protection and cybersecurity risks. Unauthorized parties have in the past gained access, and will continue to attempt to gain access, to these systems and data through fraud or other means of deceiving our associates or third-party service providers. Hardware, software or applications we develop or obtain from third parties may contain exploitable vulnerabilities, bugs, or defects in design, maintenance or manufacture or other problems that could unexpectedly compromise information security. We have experienced and continue to face the ongoing risk of exploitation of our software providers and our software development and implementation process, including from coding and process vulnerabilities and the installation of so-called back doors that provide unauthorized access to systems and data. The increased use of a remote work infrastructure has also increased the possible attack surfaces. In addition, the risk of cyber-attacks has increased in connection with Russia’s invasion of Ukraine and the resulting geopolitical conflict. In light of those and other geopolitical events, nation-state actors or their supporters may launch retaliatory cyber-attacks, and may attempt to cause supply chain and other third-party service provider disruptions, or take other geopolitically motivated retaliatory actions that may disrupt our business operations, result in data compromise, or both. Nation-state actors have in the past carried out, and may in the future carry out, cyber-attacks to achieve their aims and goals, which may include espionage, information operations, monetary gain, ransomware, disruption, and destruction. To achieve their objectives, nation-state actors and other cyber criminals have used and may continue to use numerous attack vectors and methods, including use of stolen passwords, social engineering, phishing, identity spoofing, ransomware or other disruptive and destructive malware, supply chain compromises, and man-in-the-middle and denial of service attacks. The methods used to obtain unauthorized access, disable or degrade service, or sabotage systems are constantly changing and evolving, increasing in frequency and sophistication, and may be difficult to anticipate or detect for long periods of time.
We have implemented and regularly review and update systems, processes, and procedures to protect against unauthorized access to or use of data and to prevent data loss and preserve data integrity. However, the ever-evolving threats mean we and our third-party service providers and business partners must continually evaluate and adapt our respective systems and processes and overall security environment, as well as those of companies we acquire. There is no guarantee that these measures will be adequate to safeguard against all threats, including vulnerabilities, data security breaches, system compromises or misuses of data. As we saw in connection with the data breach we experienced in 2014, any significant compromise or breach of our data security, whether external or internal, or misuse of customer, associate, supplier or Company data, could result in significant costs, including costs to investigate and remediate, as well as lost sales, fines, lawsuits, regulatory investigations, and damage to our reputation. Furthermore, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of anomalous activity or compromise, we may be unable to anticipate these techniques or to implement adequate preventative measures, and we or our third-party service providers may not discover any security breach, vulnerability or compromise of information for a significant period of time after the security incident occurs.
In addition, data governance failures can adversely affect our reputation and business. Our business depends on our customers’ and associates’ willingness to entrust us with their personal information. Events that adversely affect that trust, including inadequate disclosure to our customers or our associates of our uses of their information or failing to keep our information technology systems and our customers’ and associates’ sensitive information secure from significant attack, theft, damage, loss or unauthorized disclosure or access, whether as a result of our action or inaction (including human error or malfeasance) or that of our service providers or other third parties, could adversely affect our brand and harm our reputation. Further, the regulatory environment related to data privacy and cybersecurity is constantly changing, with new and increasingly rigorous requirements applicable to our business. The implementation of these requirements has also become more complex. Maintaining our compliance with those requirements, including recently enacted state consumer privacy laws, may require significant effort and cost, require changes to our business practices, and limit our ability to obtain data used to provide a personalized customer experience. In addition, failure to comply with applicable requirements could subject us to fines, sanctions, governmental investigations, lawsuits or reputational damage. While we maintain cyber insurance, our coverage may not be adequate for liabilities or costs actually incurred, and we cannot be certain that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage of a future claim.
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
Our business is subject to seasonal influences, and uncharacteristic or significant weather conditions, climate change, natural disasters, as well as other catastrophic events, could impact our operations.
Natural disasters, such as hurricanes and tropical storms, fires, floods, droughts, tornadoes, and earthquakes; unseasonable, or unexpected or extreme weather conditions, whether as a result of climate change or otherwise; acts of terrorism or violence, including active shooter situations; public health concerns, such as pandemics and quarantines and related shut-downs, re-openings, or other actions by government regulators or others; civil unrest; military conflicts or acts of war, as well as any related sanctions or other government or private responses; or similar disruptions and catastrophic events can affect consumer spending and confidence and consumers’ disposable income, particularly with respect to home improvement or construction projects, and could have an adverse effect on our financial performance. These types of events can also adversely affect our work force and prevent associates and customers from reaching our stores and other facilities. They can also, temporarily or on a long-term basis, disrupt or disable operations of stores, support centers, and portions of our supply chain and distribution network, including causing reductions in the availability of inventory and disruption of utility services. In addition, these events may affect our information systems and digital platforms, resulting in disruption to various aspects of our operations, including our ability to transact with customers and fulfill orders; to communicate with our stores, facilities, store support centers or senior management; or to access financial or banking systems. Unseasonable, unexpected or extreme weather conditions such as excessive precipitation, warm temperatures during the winter season, or prolonged or extreme periods of warm or cold temperatures, could render a portion of our inventory incompatible with customer needs.
Furthermore, the long-term impacts of climate change, whether involving physical risks (such as extreme weather conditions or rising sea levels) or transition risks (such as regulatory or technology changes) are expected to be widespread and unpredictable. These changes over time could affect, for example, the availability and cost of certain consumer products, commodities, and energy (including utilities), which in turn may impact our ability to procure certain goods or services required for the operation of our business at the quantities and levels we require.
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
We buy our products from suppliers located throughout the world, who in turn procure materials from around the world. Our ability to continue to identify and develop relationships with qualified suppliers who can satisfy our high standards for quality and responsible sourcing, as well as our need to access products in a timely and efficient manner, is a significant challenge. Our ability to access products from our suppliers can be adversely affected by economic or political instability; civil unrest; military conflicts or acts of war, as well as any related sanctions or other government or private responses; acts of terrorism or violence; public health issues (including pandemics and quarantines and related shut-downs, re-openings, or other actions by the government); the financial instability of suppliers; suppliers’ noncompliance with applicable laws; trade restrictions; tariffs; currency exchange rates; any disruptions in our suppliers’ logistics or supply chain networks or information technology systems; raw material or other shortages; and other factors beyond our or our suppliers’ control. If we are unable to access products to meet our customers’ demands and expectations in a timely and efficient manner, our sales and gross margin results may be adversely impacted.
Failure to achieve and maintain a high level of product and service quality and safety and ensure compliance with responsible sourcing laws and standards could damage our reputation with customers, expose us to litigation or enforcement actions, and negatively impact our sales and results of operations.
Product and service quality issues could negatively impact customer confidence in our brands and our Company. If our product and service offerings do not meet applicable product standards or our customers’ expectations regarding safety or quality, we could experience lost sales and increased costs and be exposed to legal, financial and reputational risks, as well as governmental enforcement actions. Actual, potential or perceived product safety concerns, including health-related concerns, could expose us to litigation or government enforcement actions, and could result in costly product recalls and other liabilities. We seek but may not be successful in obtaining contractual indemnification and insurance coverage from our suppliers and service providers. If we do not have adequate contractual indemnification or insurance available, such claims could have an adverse effect on our business, financial condition and results of operations. Even with adequate insurance and indemnification, our reputation as a provider of high-quality products and services, including both national brand names and our proprietary products, could suffer, damaging our reputation and impacting customer loyalty. In addition, we and our customers have expectations around responsible sourcing, which is an increasing focus of government regulators as well. All of our suppliers must comply with our responsible sourcing standards, which cover a variety of expectations across multiple areas of social compliance, including supply chain transparency, health and safety, environment, compensation, hours of work, and prohibitions on child and forced labor. We have a responsible sourcing audit process, but we are also dependent on our suppliers to ensure that the products and services we provide comply with our standards and applicable law. Actual, potential or perceived supplier non-compliance could expose us to litigation or governmental enforcement actions, and could result in costly product recalls and other liabilities.
Our proprietary products subject us to certain increased risks, including regulatory, product liability, intellectual property, supplier relations, and reputational risks.
In addition to other product-related risks discussed in this section, as we expand our proprietary product offerings, we may become subject to increased risks due to our greater role in the design, manufacture, marketing and sale of those products. The risks include greater responsibility to administer and comply with applicable regulatory requirements, increased potential product liability and product recall exposure, and increased potential reputational risks related to the responsible sourcing of those products. To effectively execute on our product differentiation strategy, we must also be able to successfully protect our proprietary rights and successfully navigate and avoid claims related to the proprietary rights of third parties. In addition, an increase in sales of our proprietary products may adversely affect sales of our suppliers’ products, which in turn could adversely affect our relationships with certain of our suppliers. Any failure to appropriately address some or all of these risks could damage our reputation and have an adverse effect on our business, results of operations, and financial condition.
If we are unable to effectively manage our installation services business, we could suffer lost sales and be subject to fines, lawsuits and reputational damage, or the loss of our general contractor licenses.
We act as a general contractor to provide installation services to our DIFM customers through professional third-party licensed and insured installers. As such, we are subject to regulatory requirements and risks applicable to general contractors, which include management of licensing, permitting, and handling of environmental risks, as well as quality of work performed by our third-party installers. We have established processes and procedures to manage these requirements and manage customer satisfaction with the services provided by our third-party installers. However, as we experienced in part with our recent EPA investigation and resulting consent decree in April 2021, if we fail to manage these processes effectively, collect the appropriate documentation, perform regular job site inspections, or provide proper oversight of these services, we could suffer lost sales, fines, lawsuits, or governmental enforcement actions for violations of regulatory requirements, as well as claims for property damage or personal injury. In addition, we may suffer damage to our reputation or the loss of our general contractor licenses, which could adversely affect our business.
Legal, Financial, Regulatory, Global and Other External Risks
Uncertainty regarding the housing market, economic conditions, political and social climate, public health issues, and other factors beyond our control could adversely affect demand for our products and services, our costs of doing business, and our financial performance.
Our financial performance depends significantly on the stability of the housing and home improvement markets, as well as general economic conditions, including changes in gross domestic product. Adverse conditions in or uncertainty about these markets, the economy or the political or social climate could adversely impact our customers’ confidence or financial condition, causing them to decide against purchasing home improvement products and services, causing them to delay purchasing decisions, or impacting their ability to pay for products and services. Other factors beyond our control – including unemployment and foreclosure rates; inventory loss due to theft; interest rate fluctuations; inflation or deflation; fuel and other energy costs; raw material or other shortages; labor and healthcare costs; the availability of financing; the state of the credit markets, including mortgages, home equity loans and consumer credit; changes in tax rates and policy; weather; natural disasters; climate change; acts of terrorism or violence, including active shooter situations; public health issues, including pandemics and quarantines and related shut-downs, re-openings, or other actions by government regulators or others; military conflicts or acts of war, as well as any related sanctions or other government or private responses; and civil unrest, could further adversely affect demand for our products and services, our costs of doing business, and our financial performance. Certain merchandise categories have been impacted by higher inflation than that which we have experienced in recent years due to, among other things, the continuing impacts of the COVID-19 pandemic, related global supply chain disruptions, and the uncertain economic and geopolitical environment. If inflation increases costs beyond our ability to control, we may not be able to adjust prices or use our portfolio strategy to sufficiently offset the effect without negatively impacting consumer demand or our gross margin. Further, our MRO customers, who have higher spend and longer-term relationships than a typical retail customer, primarily use trade credit to finance their purchases, and some of our Pros use trade credit in order to purchase our products. As a result, their ability to pay is highly dependent on the economic strength of the industry in their area. If these customers are unable to repay the trade credit from us, we may face greater default risk, which could reduce our cash flow and adversely affect our results of operations.

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
The COVID-19 pandemic has caused significant public health concerns as well as economic disruption, uncertainty, and volatility, all of which have impacted and are expected to continue to impact our business. While we have taken numerous steps to mitigate the impact of the pandemic on our results of operations, there can be no assurance that these efforts will be successful. Even as efforts to contain the pandemic, including vaccinations, have fostered progress, and as some restrictions have relaxed, new variants of the virus have caused additional outbreaks, which has introduced additional uncertainty and volatility. Due to numerous uncertainties and factors beyond our control, we are unable to predict the impact that the pandemic and recovery efforts will have going forward on our business, results of operations, cash flows, and financial condition. These factors and uncertainties include, but are not limited to:
•the severity and duration of the pandemic, including whether there are additional “waves” or other continued periods of increases or spikes in the number of COVID-19 cases (including those caused by current or future mutations of the virus or related variants) in future periods in areas in which we or our suppliers operate;
•the rapidly changing and fluid circumstances caused by the pandemic and efforts to contain and recover from it and our ability to respond quickly enough or appropriately to those circumstances;
•the duration and degree of governmental, business or other actions in response to the pandemic, including but not limited to quarantine or shut-down measures and other governmental orders; masking, vaccination or testing requirements; restrictions on our operations up to and including complete or partial closure of our stores, facilities, and distribution and fulfillment centers; economic measures; access to unemployment compensation; fiscal policy changes; or additional measures that may yet be enacted;
•the health of, and effect of the pandemic on, our associates and our ability to maintain staffing needs to effectively operate our business, including the impact of and uncertainty related to vaccination or testing efforts;
•changes in labor markets affecting us and our suppliers, including labor shortages;
•evolving macroeconomic factors, including general economic uncertainty, unemployment rates, inflation and deflation, rising interest rates, and recessionary pressures;
•the impact of the pandemic and related economic uncertainty on consumer confidence, economic well-being, spending, and shopping behaviors, both during and after the pandemic;
•impacts – financial, operational or otherwise – on our supply chain, including manufacturers or suppliers of our products and logistics or transportation providers, and on our service providers, subcontractors, or other business partners;
•unknown consequences on our business performance and strategic initiatives stemming from the substantial investment of time and other resources to the pandemic response;
•the incremental costs of doing business during and/or after the pandemic, including the potential costs of ongoing testing requirements;
•volatility in the credit and financial markets during and after the pandemic;
•the effects on our internal control environment and data security as a result of the remote and hybrid work environment;

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
•the pace and extent of recovery as the pandemic subsides; and
•the long-term impact of the pandemic on our business even after the pandemic subsides.
In addition, we have seen an increase in spending on home improvement products and projects during the pandemic. As the pandemic subsides, customers may shift more of their spending away from home improvement and back to other areas, which may have an adverse impact on our sales.
The above factors and uncertainties, or others of which we are not currently aware, may result in adverse impacts to our business, results of operations, cash flows, and financial condition. In addition to the factors above, the COVID-19 pandemic has subjected our business to a number of risks, including, but not limited to those discussed below and elsewhere in these Risk Factors:
Associate and Customer Safety-Related Risks. In response to the COVID-19 pandemic, we have taken a number of actions across our business to help protect our associates, customers, and others in the communities we serve. These measures included, among other things, increased cleaning and sanitizing measures; physical and social distancing efforts; continuing curbside pickup from stores; and modification of certain annual merchandising events. In certain jurisdictions, we temporarily ceased sales or delayed commencement of certain in-home services deemed non-essential early in the pandemic, and we may have to do so again or in other jurisdictions. Several of these actions adversely impacted our sales, and they may continue to do so going forward. We also took other steps to support our associates, including expanding certain compensation and benefits to help alleviate some of the challenges our associates were facing as a result of COVID-19. While we have transitioned from many of these temporary pay and benefits programs, the actions that we have taken in response to the pandemic resulted in significant incremental costs, and we expect that we will continue to incur additional costs due to the pandemic going forward, which in turn may have an adverse impact on our results of operations.
The health and safety of our associates and customers are of primary concern to our management team. However, due to the unpredictable nature of COVID-19 and the consequences of our actions, we may see unexpected outcomes from our added safety measures or from rolling back safety measures as conditions evolve. For example, if we do not respond appropriately to the pandemic, or if our customers or associates do not participate in social distancing, vaccination efforts, and other safety measures, or if rolling back safety measures results in additional outbreaks, the well-being of our associates and customers could be at risk. Furthermore, any failure to appropriately respond, or the perception of an inadequate response, could cause reputational harm to our brand and/or subject us to claims and litigation from associates, customers, suppliers, regulators or other third parties. Additionally, we have faced, and may continue to face, periodic labor shortages at our stores and facilities due to COVID-19, which can result in modifications to our operations including temporary closures and negatively impact our business, costs and results of operations.
Additionally, some jurisdictions have taken measures intended to expand the availability of workers’ compensation or to change the presumptions applicable to workers compensation measures. These actions may increase our exposure to workers’ compensation claims and increase our cost of insurance.
Information Technology-Related Risks. As a result of the pandemic and related quarantines, shut-down orders, and similar restrictions, we have experienced increased demand for online purchases of products. While we have managed this increased volume to date without interruption, there are no assurances that we will continue to be able to do so. We have also had to rapidly modify certain technology systems to support our interconnected offerings in connection with the pandemic, such as the addition of curbside pickup. Disruptions, failures or other performance issues with our customer-facing technology systems, either due to increased volume, system modifications, or other factors, could impair the benefits they provide, adversely impact our sales, and negatively affect our relationship with our customers. In addition, as more business activities have shifted online as a result of the COVID-19 pandemic, and as many of our store support associates continue to work in a remote or hybrid environment, we face an increased risk due to the potential failure of internal or external information technology infrastructure as well as increased cybersecurity threats and attempts to breach our security networks.
Supply Chain-Related Risks. Circumstances related to the COVID-19 pandemic have significantly impacted the global supply chain, with restrictions and limitations on business activities and impacts of the COVID-19 pandemic causing cost increases, labor shortages, capacity constraints, disruptions and delays. These issues, which may continue or expand depending on the progression of the pandemic, are placing strain on the domestic and international supply chain, which has affected and may continue to negatively affect the flow or availability of certain products. Customer demand for certain products has also fluctuated as the pandemic has progressed and customer behaviors have changed, which has challenged our ability to anticipate and/or adjust inventory levels to meet that demand. These factors have resulted in higher out-of-stock inventory positions in certain products as well as delays in delivering those products to our distribution and fulfillment centers, stores or customers. Even if we are able to find alternate sources for certain products, they may cost more or require us to incur higher transportation costs, which could adversely impact our profitability and financial condition. Similarly, increased demand for online purchases of products has impacted our fulfillment operations, as well as those of our third-party carriers, resulting in delays in delivering products to customers. The operation of our distribution and fulfillment centers is crucial to our business operations. We have experienced, and may continue to experience, labor shortages at and temporary closures of some of our distribution and fulfillment centers, and any such labor shortages or closures, whether temporary or sustained, may adversely impact the flow or availability of products to our stores and customers. Any of these circumstances could impair our ability to meet customer demand for products and result in lost sales, increased supply chain costs, or damage to our reputation.
To the extent the COVID-19 pandemic and related recovery efforts continue to adversely affect the U.S. and global economy and/or to adversely affect our business, results of operations, cash flows, or financial condition, it may also have the effect of heightening other risks described in this section and other SEC filings, including but not limited to those related to consumer behavior and expectations, competition, brand and reputation, implementation of strategic initiatives, cybersecurity threats, technology systems disruption, supply chain disruptions, labor availability and cost, litigation, and regulatory requirements.
Our costs of doing business could increase as a result of changes in, expanded enforcement of, or adoption of new federal, state or local laws and regulations.
We are subject to various federal, state and local laws and regulations that govern numerous aspects of our business. In recent years, a number of new laws and regulations have been adopted, there has been expanded enforcement of certain existing laws and regulations by federal, state and local agencies, and the interpretation of certain laws and regulations have become increasingly complex. These laws and regulations, and related interpretations and enforcement activity, may change as a result of a variety of factors, including political, economic or social events. Changes in, expanded enforcement of, or adoption of new federal, state or local laws and regulations governing minimum wage or living wage requirements; the classification of exempt and non-exempt employees; the distinction between employees and contractors; other wage, labor or workplace regulations; healthcare; data privacy and cybersecurity; the sale, marketing, sourcing, and pricing of some of our products; transportation, logistics and interstate delivery operations, including Department of Transportation regulations on vehicles and drivers; international trade; supply chain transparency; taxes, including changes to corporate tax rates; restrictions on carbon dioxide and other greenhouse gas emissions; competition and antitrust requirements; ESG performance, transparency and reporting; unclaimed property; energy costs and consumption; or hazardous waste disposal and other environmental matters, including with respect to our installation services business, could increase our costs of doing business or impact our sales, operations or profitability.

If we cannot successfully manage the unique challenges presented by international markets, we may not be successful in our international operations and our sales and profitability may be negatively impacted.
Our ability to successfully conduct retail operations in, and source products and materials from, international markets is affected by many of the same risks we face in our U.S. operations, as well as unique costs and difficulties of managing international operations. Our international operations, including any expansion in international markets, may be adversely affected by local laws and customs, U.S. laws applicable to foreign operations and other foreign legal and regulatory constraints, as well as political, social and economic conditions. Risks inherent in international operations also include, among others, potential adverse tax consequences; international trade disputes, trade policy changes or potential tariffs and other import-related taxes and controls; greater difficulty in enforcing intellectual property rights; limitations on access to ports; risks associated with the Foreign Corrupt Practices Act and local anti-bribery law compliance; military conflicts or acts of war, as well as any related sanctions or other government or private responses; compliance with forced labor laws; and challenges in our ability to identify and gain access to local suppliers. For example, trade tensions between the U.S. and China have led to a series of significant tariffs on the importation of certain product categories. As a portion of our retail products are sourced, directly or indirectly, outside of the U.S., major changes in tax or trade policies, tariffs or trade relations could adversely impact the cost of, demand for, and profitability of retail product sales in our U.S. locations.

Other countries may also change their business and trade policies in anticipation of or in response to increased import tariffs and other changes in U.S. trade policy and regulations. In addition, our operations in international markets create risk due to foreign currency exchange rates and fluctuations in those rates, which may adversely impact our sales and profitability.
The inflation or deflation of commodity and other prices could affect our prices, demand for our products, our sales and our profit margins.
Prices of certain commodity products, including lumber and other raw materials, are historically volatile and are subject to fluctuations arising from changes in domestic and international supply and demand, inflationary pressures, labor costs, competition, market speculation, government regulations, tariffs and trade restrictions, natural disasters, and periodic delays in delivery. In addition, Russia’s invasion of Ukraine and other geopolitical conflicts, as well as any related international response, may exacerbate inflationary pressures, including causing increases in commodity prices as well as fuel and other energy costs. Rapid and significant changes in commodity and other prices, such as changes in lumber prices, and our ability to pass them on to our customers or manage them through our portfolio strategy, may affect the demand for our products, our sales and our profit margins.
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
GAAP and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, such as asset impairment, inventories, lease obligations, self-insurance, vendor allowances, tax matters, business combinations, and litigation, are complex and involve many subjective assumptions, estimates and judgments. Changes in accounting standards or their interpretation or changes in underlying assumptions, estimates or judgments, including due to uncertainty in the current environment resulting from the COVID-19 pandemic, could significantly change our reported or expected financial performance or financial condition. The implementation of new accounting standards could also require certain systems, internal process, internal controls, and other changes that could increase our operating costs.
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
Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties.
The following table presents the percentage of our owned versus leased facilities in operation at the end of fiscal 2021, along with the total square footage:

square footage in millions	Owned	Leased	Total Square Footage
Stores (1)	89%	11%	240.5
Warehouses and distribution centers	5%	95%	88.5
Offices and other	21%	79%	5.3
Total			334.3
—————
(1)Our owned stores include those subject to ground leases.
The following table presents our U.S. store locations (including the Commonwealth of Puerto Rico and the territories of the U.S. Virgin Islands and Guam) at the end of fiscal 2021:

U.S.	Stores	U.S.	Stores
Alabama	28	Montana	6
Alaska	7	Nebraska	8
Arizona	56	Nevada	21
Arkansas	14	New Hampshire	20
California	247	New Jersey	67
Colorado	46	New Mexico	13
Connecticut	30	New York	101
Delaware	9	North Carolina	40
District of Columbia	1	North Dakota	2
Florida	156	Ohio	70
Georgia	90	Oklahoma	16
Guam	1	Oregon	27
Hawaii	7	Pennsylvania	70
Idaho	11	Puerto Rico	10
Illinois	76	Rhode Island	8
Indiana	24	South Carolina	26
Iowa	10	South Dakota	1
Kansas	16	Tennessee	39
Kentucky	14	Texas	181
Louisiana	28	Utah	22
Maine	11	Vermont	3
Maryland	41	Virgin Islands	2
Massachusetts	45	Virginia	50
Michigan	70	Washington	46
Minnesota	33	West Virginia	6
Mississippi	14	Wisconsin	27
Missouri	34	Wyoming	5
		Total U.S.	2,006

The following table presents our store locations outside of the U.S. at the end of fiscal 2021:

Canada	Stores	Mexico	Stores
Alberta	27	Aguascalientes	2
British Columbia	26	Baja California	6
Manitoba	6	Baja California Sur	2
New Brunswick	3	Campeche	2
Newfoundland	1	Chiapas	2
Nova Scotia	4	Chihuahua	6
Ontario	88	Coahuila	5
Prince Edward Island	1	Colima	2
Quebec	22	Distrito Federal	10
Saskatchewan	4	Durango	1
Total Canada	182	Guanajuato	5
		Guerrero	2
		Hidalgo	1
		Jalisco	8
		Michoacán	4
		Morelos	3
		Nayarit	1
		Nuevo León	11
		Oaxaca	1
		Puebla	5
		Querétaro	5
		Quintana Roo	3
		San Luis Potosí	2
		Sinaloa	5
		Sonora	4
		State of Mexico	16
		Tabasco	1
		Tamaulipas	5
		Tlaxcala	1
		Veracruz	5
		Yucatán	2
		Zacatecas	1
		Total Mexico	129
Item 3. Legal Proceedings.
The Company is party to various legal proceedings arising in the ordinary course of its business, but is not currently a party to any legal proceeding that management believes will have a material adverse effect on our consolidated financial position or our results of operations.
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
At March 4, 2022, there were approximately 111,000 holders of record of our common stock and approximately 4,485,000 additional “street name” holders whose shares are held of record by banks, brokers, and other financial institutions.
Stock Performance Graph
The graph and table below present our cumulative total shareholder returns relative to the performance of the S&P Retail Composite Index and the S&P 500 Index for the five most recent fiscal years. The graph assumes $100 was invested at the closing price of our common stock on the NYSE and in each index on the last trading day of the fiscal year ended January 29, 2017 and assumes that all dividends were reinvested on the date paid. The points on the graph represent fiscal year-end amounts based on the last trading day in each fiscal year.

—●—	The Home Depot	—◆—	S&P Retail Composite Index	—■—	S&P 500 Index

	Fiscal Year Ended
	January 29, 2017	January 28, 2018	February 3, 2019	February 2, 2020	January 31, 2021	January 30, 2022
The Home Depot	$100.00	$153.26	$139.40	$177.14	$215.37	$297.56
S&P Retail Composite Index	100.00	145.23	152.92	184.44	260.77	276.14
S&P 500 Index	100.00	127.70	122.75	149.19	174.90	211.61

Issuer Purchases of Equity Securities
The following table presents the number and average price of shares purchased in each fiscal month of the fourth quarter of fiscal 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
November 1, 2021 – November 28, 2021	2,801,959	$383.25	2,798,832	$13,046,780,078
November 29, 2021 – December 26, 2021	2,813,311	403.26	2,811,837	11,912,896,596
December 27, 2021 – January 30, 2022	5,986,275	383.38	5,985,018	9,618,369,279
Total	11,601,545	388.17	11,595,687
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
Sales of Unregistered Securities
During the fourth quarter of fiscal 2021, we issued 327 deferred stock units under the Home Depot, Inc. Nonemployee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of the SEC’s Regulation D thereunder. The deferred stock units were credited to the accounts of those non-employee directors who elected to receive all or a portion of board retainers in the form of deferred stock units instead of cash during the fourth quarter of fiscal 2021. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.
During the fourth quarter of fiscal 2021, we credited 705 deferred stock units to participant accounts under the Restoration Plan pursuant to an exemption from the registration requirements of the Securities Act for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.
Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Our MD&A includes the following sections:
•Executive Summary
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Policies
Executive Summary
The following table presents highlights of our annual financial performance:

dollars in millions, except per share data	Fiscal	Fiscal	Fiscal
	2021	2020	2019
Net sales	$151,157	$132,110	$110,225
Net earnings	16,433	12,866	11,242

Diluted earnings per share	$15.53	$11.94	$10.25

Net cash provided by operating activities	$16,571	$18,839	$13,687
Payments for businesses acquired, net	421	7,780	—
Proceeds from long-term debt, net of discounts and premiums	2,979	7,933	3,420
Repayments of long-term debt	1,532	2,872	1,070
Repurchases of common stock	14,809	791	6,965
We reported net sales of $151.2 billion in fiscal 2021. Net earnings were $16.4 billion, or $15.53 per diluted share. We opened five new stores in the U.S. and two new stores in Mexico during fiscal 2021, resulting in a total store count of 2,317 at January 30, 2022, which includes 14 stores in the U.S. from a small acquisition completed during the second quarter of fiscal 2021. At the end of fiscal 2021, a total of 311 of our stores, or 13.4%, were located in Canada and Mexico. Total sales per retail square foot were $604.74 in fiscal 2021. Our inventory turnover ratio was 5.2 times at the end of fiscal 2021, compared to 5.8 times at the end of fiscal 2020. The decrease in our inventory turnover ratio was primarily driven by an increase in average inventory levels during fiscal 2021 to support the demand environment.
We generated $16.6 billion of cash flow from operations, issued $3.0 billion of long-term debt, net of discounts, and received $1.0 billion of net proceeds from short-term debt during fiscal 2021. This cash flow, together with cash on hand, was used to fund cash payments of $14.8 billion for share repurchases, pay $7.0 billion of dividends, fund $2.6 billion in capital expenditures, and repay an aggregate of $1.5 billion of long-term debt. In February 2022, we announced a 15% increase in our quarterly cash dividend to $1.90 per share.
Our ROIC was 44.7% for fiscal 2021 and 40.8% for fiscal 2020. See the “Non-GAAP Financial Measures” section below for our definition and calculation of ROIC, as well as a reconciliation of NOPAT, a non-GAAP financial measure, to net earnings (the most comparable GAAP financial measure).

Results of Operations
The tables and discussion below should be read in conjunction with our consolidated financial statements and related notes included in this report. The following table presents the percentage relationship between net sales and major categories in our consolidated statements of earnings:

	Fiscal		Fiscal		Fiscal
	2021		2020		2019
dollars in millions	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$151,157		$132,110		$110,225
Gross profit	50,832	33.6%	44,853	34.0%	37,572	34.1%
Operating expenses:
Selling, general and administrative	25,406	16.8	24,447	18.5	19,740	17.9
Depreciation and amortization	2,386	1.6	2,128	1.6	1,989	1.8
Total operating expenses	27,792	18.4	26,575	20.1	21,729	19.7
Operating income	23,040	15.2	18,278	13.8	15,843	14.4
Interest and other (income) expense:
Interest and investment income	(44)	—	(47)	—	(73)	(0.1)
Interest expense	1,347	0.9	1,347	1.0	1,201	1.1
Interest and other, net	1,303	0.9	1,300	1.0	1,128	1.0
Earnings before provision for income taxes	21,737	14.4	16,978	12.9	14,715	13.3
Provision for income taxes	5,304	3.5	4,112	3.1	3,473	3.2
Net earnings	$16,433	10.9%	$12,866	9.7%	$11,242	10.2%
—————
Note: Certain percentages may not sum to totals due to rounding.

				% Change
Selected financial and sales data:	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Comparable sales (% change)	11.4%	19.7%	3.5%	N/A	N/A
Comparable customer transactions (% change) (1)	(0.1)%	8.6%	1.1%	N/A	N/A
Comparable average ticket (% change) (1)	11.7%	10.5%	2.5%	N/A	N/A
Customer transactions (in millions) (1)	1,759.7	1,756.3	1,616.0	0.2%	8.7%
Average ticket (1) (2)	$83.04	$74.32	$67.30	11.7%	10.4%
Sales per retail square foot (1) (3)	$604.74	$543.74	$454.82	11.2%	19.6%
Diluted earnings per share	$15.53	$11.94	$10.25	30.1%	16.5%
—————
(1)Does not include results for HD Supply, including the legacy Interline Brands business, which was integrated into HD Supply during the fourth quarter of fiscal 2021.
(2)Average ticket represents the average price paid per transaction and is used by management to monitor the performance of the Company, as it represents a primary driver in measuring sales performance.
(3)Sales per retail square foot represents sales divided by retail store square footage. Sales per retail square foot is a measure of the efficiency of sales based on the total square footage of our stores and is used by management to monitor the performance of the Company’s retail operations as an indicator of the productivity of owned and leased square footage for these retail operations.

Fiscal 2021 Compared to Fiscal 2020
Sales. We assess our sales performance by evaluating both net sales and comparable sales.
Net Sales. Net sales for fiscal 2021 increased $19.0 billion, or 14.4%, to $151.2 billion. The increase in net sales for fiscal 2021 primarily reflected the impact of positive comparable sales driven by an increase in comparable average ticket, as well as sales from HD Supply, which was acquired in the fourth quarter of fiscal 2020. In fiscal 2021, we saw continued elevated home improvement demand, which began at the end of the first quarter of fiscal 2020, with strong performance across our departments as customers continued to focus on home improvement projects and repairs. A weaker U.S. dollar positively impacted sales growth by $760 million in fiscal 2021.

Online sales, which consist of sales generated online through our websites for products picked up in our stores or delivered to customer locations, represented 13.7% of net sales and grew by 9.4% during fiscal 2021 compared to fiscal 2020. The increase in online sales in fiscal 2021 was driven by customers continuing to leverage our digital platforms for their shopping needs.
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
Total comparable sales increased 11.4% in fiscal 2021, reflecting an 11.7% increase in comparable average ticket and nearly flat comparable customer transactions when compared to fiscal 2020. The increase in comparable sales reflected a number of factors, including strong home improvement demand and benefits from our strategic efforts to drive an enhanced interconnected experience in both the physical and digital worlds, as well as inflation. The increase in comparable average ticket was primarily driven by inflation, an increase in big-ticket transactions, elevated project demand, and strong demand for new and innovative products.
During fiscal 2021, all of our merchandising departments posted positive comparable sales and 10 of our 14 merchandising departments posted double-digit positive comparable sales led by Kitchen and Bath and Lumber when compared to fiscal 2020. Our Outdoor Garden, Hardware, Indoor Garden, and Paint departments had single-digit positive comparable sales when compared to fiscal 2020.
Gross Profit. Gross profit increased $6.0 billion, or 13.3%, to $50.8 billion in fiscal 2021. Gross profit as a percent of net sales, or gross profit margin, was 33.6% in fiscal 2021 compared to 34.0% in fiscal 2020. The decrease in gross profit margin reflected pressure from product mix, investments in our supply chain network, and higher product and transportation costs offset by the benefit from higher retail prices.
Operating Expenses. Our operating expenses are composed of SG&A and depreciation and amortization.
Selling, General & Administrative. SG&A increased $1.0 billion, or 3.9%, to $25.4 billion in fiscal 2021. As a percent of net sales, SG&A was 16.8% for fiscal 2021 compared to 18.5% for fiscal 2020. The decrease in SG&A as a percent of net sales for fiscal 2021 was primarily driven by leverage resulting from a positive comparable sales environment along with cycling total COVID-19-related expenses of $2.1 billion and transaction-related expenses associated with the acquisition of HD Supply of $110 million incurred during fiscal 2020. These benefits were partially offset by an increase in hourly payroll-related costs in fiscal 2021, primarily driven by wage investments we made in the latter part of fiscal 2020 and throughout fiscal 2021. Total COVID-19-related expenses incurred during fiscal 2021 were $262 million.
Depreciation and Amortization. Depreciation and amortization increased $258 million, or 12.1%, to $2.4 billion in fiscal 2021. As a percent of net sales, depreciation and amortization was 1.6% for both fiscal 2021 and fiscal 2020, primarily reflecting leverage resulting from a positive comparable sales environment, offset by increased depreciation expense from strategic investments in the business as well as higher intangible asset amortization expense.
Interest and Other, net. Interest and other, net, was $1.3 billion for both fiscal 2021 and fiscal 2020. Interest and other, net, as a percent of net sales was 0.9% for fiscal 2021 compared to 1.0% for fiscal 2020, primarily reflecting leverage resulting from a positive comparable sales environment.
Provision for Income Taxes. Our combined effective income tax rate was 24.4% for fiscal 2021 compared to 24.2% for fiscal 2020.
Diluted Earnings per Share. Diluted earnings per share were $15.53 for fiscal 2021 compared to $11.94 for fiscal 2020. The increase in diluted earnings per share for fiscal 2021 was primarily driven by the factors discussed above, as well as share repurchases.
Fiscal 2020 Compared to Fiscal 2019
For a comparison of our results of operations for fiscal 2020 to fiscal 2019, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for fiscal 2020.

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
The following table presents the calculation of ROIC, together with a reconciliation of NOPAT to net earnings (the most comparable GAAP measure):

	Fiscal	Fiscal	Fiscal
dollars in millions	2021	2020	2019
Net earnings	$16,433	$12,866	$11,242
Interest and other, net	1,303	1,300	1,128
Provision for income taxes	5,304	4,112	3,473
Operating income	23,040	18,278	15,843
Income tax adjustment (1)	(5,622)	(4,423)	(3,739)
NOPAT	$17,418	$13,855	$12,104

Average debt and equity (2)	$38,946	$33,964	$26,686

ROIC	44.7%	40.8%	45.4%
~~—————~~
(1)Income tax adjustment is defined as operating income multiplied by our effective tax rate for the trailing twelve months.
(2)The beginning balance of equity for fiscal 2019 was adjusted to reflect an immaterial opening balance sheet adjustment due to the adoption of Accounting Standards Codification Topic 842, Leases, in fiscal 2019.
Liquidity and Capital Resources
At January 30, 2022, we had $2.3 billion in cash and cash equivalents, of which $1.3 billion was held by our foreign subsidiaries. We believe that our current cash position, cash flow generated from operations, funds available from our commercial paper programs, and access to the long-term debt capital markets should be sufficient not only for our operating requirements but also to enable us to invest in the business through capital expenditures, fund dividend payments, fund any share repurchases, make any required debt payments, and satisfy other contractual obligations through the next several fiscal years. In addition, we believe we have the ability to obtain alternative sources of financing, if necessary.
Our material cash requirements include contractual and other obligations arising in the normal course of business. These obligations primarily include long-term debt and related interest payments, operating and finance lease obligations, and purchase obligations. See below for additional details regarding these material cash requirements.
In addition to our cash requirements, we follow a disciplined approach to capital allocation. This approach first prioritizes investing in the business, with the intent of then returning excess cash to shareholders in the form of dividends and share repurchases. For fiscal 2022, we plan to invest approximately $3 billion back into our business in the form of capital expenditures, in line with our expectation of approximately two percent of net sales on an annual basis, compared to $2.6 billion in fiscal 2021. However, we may adjust our capital expenditures to support the operations of the business, to enhance long-term strategic positioning, or in response to the economic environment, as necessary or appropriate.
During fiscal 2021, we paid cash dividends of $7.0 billion to shareholders. In February 2022, we also announced a 15% increase in our quarterly cash dividend from $1.65 to $1.90 per share. We intend to pay a dividend in the future; however, any future dividend is subject to declaration by the Board of Directors based on our earnings, capital requirements, financial condition, and other factors considered relevant by our Board of Directors.

In May 2021, our Board of Directors approved a $20.0 billion share repurchase authorization, of which $9.6 billion remained available as of January 30, 2022. This new authorization replaced the previous authorization of $15.0 billion, which was approved in February 2019, and does not have a prescribed expiration date. During fiscal 2021, we had cash payments of $14.8 billion for repurchases of our common stock through open market purchases. The amount and continuation of our share repurchases will be influenced by the evolving economic environment and business conditions.
Debt
At January 30, 2022, we had commercial paper programs that allowed for borrowings up to $3.0 billion. In connection with these programs, we had back-up credit facilities with a consortium of banks for borrowings up to $3.0 billion at January 30, 2022, which consisted of a five-year $2.0 billion credit facility scheduled to expire in December 2023 and a 364-day $1.0 billion credit facility scheduled to expire in December 2022. In December 2021, we completed the renewal of our 364-day $1.0 billion credit facility, extending the maturity from December 2021 to December 2022. At January 30, 2022, there were $1.0 billion of outstanding borrowings under our commercial paper programs, and we were in compliance with all of the covenants contained in our credit facilities, none of which are expected to impact our liquidity or capital resources.
We also issue senior notes from time to time as part of our capital management strategy. In September 2021, we issued $3.0 billion of senior notes, and the net proceeds were used for general corporate purposes, including repurchases of shares of our common stock. We also repaid $1.35 billion of senior notes during fiscal 2021. At January 30, 2022, we had an aggregate principal amount of senior notes outstanding of $36.4 billion, with $2.3 billion payable within 12 months. Future interest payments associated with these senior notes total $20.9 billion, with $1.2 billion payable within 12 months, based on current interest rates, which include the impact of our active interest rate swap agreements.
The indentures governing our senior notes do not generally limit our ability to incur additional indebtedness or require us to maintain financial ratios or specified levels of net worth or liquidity. The indentures governing the notes contain various customary covenants; however, none are expected to impact our liquidity or capital resources. See Note 4 to our consolidated financial statements for further discussion of our debt arrangements.
Leases
We use operating and finance leases to fund a portion of our real estate, including our stores, distribution centers, and store support centers. At January 30, 2022, we had aggregate lease obligations of $12.6 billion, with $1.3 billion payable within 12 months. Aggregate lease obligations include $1.3 billion of obligations related to leases not yet commenced. See Note 3 to our consolidated financial statements for further discussion of our operating and finance leases.
Purchase Obligations and Other
Purchase obligations include all legally binding contracts such as firm commitments for inventory purchases, media and sponsorship spend, software acquisitions, license commitments, and legally binding service contracts. We issue inventory purchase orders in the ordinary course of business, which are typically cancellable by their terms, therefore we do not consider purchase orders that are cancellable to be firm inventory commitments. At January 30, 2022, we had aggregate purchase obligations of $2.1 billion, with $1.2 billion payable within 12 months.
At January 30, 2022, we had aggregate liabilities for unrecognized tax benefits totaling $570 million, none of which are expected to be paid in the next 12 months. The timing of payment, if any, associated with our long-term unrecognized tax benefit liabilities is unknown. See Note 5 to our consolidated financial statements for further discussion of our unrecognized tax benefits.
We have no material off-balance sheet arrangements.

Cash Flows Summary
Operating Activities. Cash flow generated from operations provides us with a significant source of liquidity. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for products and services, associate compensation, operations, occupancy costs, and income taxes.
Cash provided by or used in operating activities is also subject to changes in working capital. Working capital at any point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
Net cash provided by operating activities decreased by $2.3 billion in fiscal 2021 compared to fiscal 2020 and was primarily driven by changes in working capital, partially offset by an increase in net earnings. Working capital was impacted by higher merchandise inventories resulting from our efforts to continue to meet the demand environment and from higher product and transportation costs, along with timing of vendor payments.
Investing Activities. Cash used in investing activities decreased by $7.2 billion in fiscal 2021 compared to fiscal 2020, primarily due to $7.8 billion of net consideration paid to acquire HD Supply in fiscal 2020, partially offset by increased capital expenditures.
Financing Activities. Cash used in financing activities in fiscal 2021 primarily reflected $14.8 billion of share repurchases, $7.0 billion of cash dividends paid, and $1.5 billion of repayments of long-term debt, partially offset by $3.0 billion of net proceeds from long-term debt and $1.0 billion of net proceeds from short-term debt.
Cash used in financing activities in fiscal 2020 primarily reflected $6.5 billion of cash dividends paid, $2.9 billion of repayments of long-term debt, $974 million of net repayments of short-term debt, and $791 million for share repurchases prior to our suspension of share repurchases in March 2020, partially offset by $7.9 billion of net proceeds from long-term debt.
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
We calculate shrink based on actual inventory losses identified as a result of physical inventory counts during each fiscal period and estimated inventory losses between physical inventory counts. The estimate for shrink occurring in the interim period between physical inventory counts is calculated on a store-specific basis and is primarily based on recent shrink results. A 10% increase in the shrink rate used to estimate our inventory shrink reserve would have increased cost of sales by approximately $100 million for fiscal 2021. Historically, the difference between estimated shrink and actual inventory losses has not been material to our annual financial results.
Due to changes in operating conditions during fiscal 2020 as a result of the COVID-19 pandemic, we used the results from a sample of stores that were able to conduct physical inventories as a basis for estimating shrink for those stores at which physical inventory counts were temporarily suspended during fiscal 2020. We believe the sample of stores that were selected for inventory counts in fiscal 2020 provided a reasonable basis for estimating shrink where a physical inventory count was not performed in fiscal 2020. During fiscal 2021, we performed all regularly scheduled physical inventory counts, including store locations where physical inventory counts were suspended during fiscal 2020, and the difference between estimated shrink and actual inventory losses was not material.
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
If the carrying value is greater than the undiscounted future cash flows, we then measure the asset’s fair value to determine whether an impairment loss should be recognized. If the resulting fair value is less than the carrying value, an impairment loss is recognized. For locations identified for closure or relocation, we generally base our estimates of fair market value on market appraisals of owned locations and estimates of the amount of potential sublease income and the time required to sublease for leased locations. For operating locations, we generally base our fair value estimates on future cash flow projections, as described above, and an appropriate discount rate to determine the present value of those future cash flows. Impairments of long-lived assets were not material to our consolidated financial statements in fiscal 2021, fiscal 2020 or fiscal 2019.
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
The calculation of our tax liabilities involves complexity and thus, there are many transactions and calculations for which the ultimate tax determination is uncertain. The assessment of uncertain tax positions requires the use of significant judgment in evaluating our tax positions and assessing the timing and amounts of deductible and taxable items. We record the benefits of uncertain tax positions in our financial statements only after determining a more likely than not probability that the uncertain tax positions will be sustained.

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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk. We have exposure to interest rate risk in connection with our long-term debt portfolio. We use interest rate swap agreements to manage our fixed/floating rate debt portfolio, none of which are for trading or speculative purposes. At January 30, 2022, after giving consideration to our interest rate swap agreements, floating rate debt principal was $5.7 billion, or approximately 16% of our senior notes portfolio, and the fair values of our interest rate swap agreements totaled $191 million. The changes in the fair values of our interest rate swap agreements offset the changes in the fair value of the hedged long-term debt. Based on our January 30, 2022 floating rate debt principal, a one percentage point increase in the interest rate of floating-rate debt would increase our annual interest expense by approximately $57 million.
The United Kingdom’s Financial Conduct Authority announced the phased cessation of publication of LIBOR beginning after 2021 and continuing through 2023. While the discontinuance of LIBOR tenors that are scheduled to occur in 2023 will impact certain of our credit arrangements and interest rate swaps, we do not anticipate the transition to a new reference rate will have a material impact on our consolidated financial condition, results of operations, or cash flows.
Foreign Currency Exchange Rate Risk. We are exposed to risks from foreign currency exchange rate fluctuations on the translation of our foreign operations into U.S. dollars and on the purchase of goods by these foreign operations that are not denominated in their local currencies. We use derivative and nonderivative instruments to hedge a portion of our foreign currency exchange rate risk, none of which are for trading or speculative purposes. Our foreign currency related hedging arrangements outstanding at the end of fiscal 2021 were not material.
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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
The Home Depot, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of The Home Depot, Inc. and subsidiaries (the Company) as of January 30, 2022 and January 31, 2021, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 30, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 30, 2022 and January 31, 2021, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended January 30, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 23, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Estimation of store shrink
As discussed in Note 1 to the consolidated financial statements, the majority of the Company’s U.S. merchandise inventories are stated at the lower of cost (first-in, first out) or market as determined by the retail inventory method, which is based on a number of factors such as markups, markdowns, and inventory losses (or shrink). Shrink is the difference between the recorded amount of inventory and the physical inventory count. The Company calculates shrink based on actual inventory losses identified as a result of physical inventory counts during each fiscal period and estimated inventory losses occurring between physical inventory counts. The estimate for shrink occurring in the interim period between physical inventory counts is calculated on a store-specific basis and is primarily based on recent shrink results.
We identified the evaluation of the estimation of store shrink occurring in the period between physical inventory counts and fiscal year-end as a critical audit matter. Evaluating the Company’s estimation of shrink at the end of the fiscal year using interim inventory loss experience in U.S. retail stores involved auditor judgment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the process of developing the estimate of store shrink. We evaluated the appropriateness of the Company using interim physical inventory counts to estimate inventory losses in U.S. retail stores at the end of the fiscal year by:
•Evaluating the method and certain assumptions used;
•Testing the application of the method and certain assumptions used;
•Performing a current year trend analysis; and
•Performing a sensitivity analysis over the shrink reserve estimate.

/s/ KPMG LLP
We have served as the Company’s auditor since 1979.
Atlanta, Georgia
March 23, 2022

THE HOME DEPOT, INC.
CONSOLIDATED BALANCE SHEETS

in millions, except per share data	January 30, 2022	January 31, 2021
Assets
Current assets:
Cash and cash equivalents	$2,343	$7,895
Receivables, net	3,426	2,992
Merchandise inventories	22,068	16,627
Other current assets	1,218	963
Total current assets	29,055	28,477
Net property and equipment	25,199	24,705
Operating lease right-of-use assets	5,968	5,962
Goodwill	7,449	7,126
Other assets	4,205	4,311
Total assets	$71,876	$70,581

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt	$1,035	$—
Accounts payable	13,462	11,606
Accrued salaries and related expenses	2,426	2,463
Sales taxes payable	848	774
Deferred revenue	3,596	2,823
Income taxes payable	158	193
Current installments of long-term debt	2,447	1,416
Current operating lease liabilities	830	828
Other accrued expenses	3,891	3,063
Total current liabilities	28,693	23,166
Long-term debt, excluding current installments	36,604	35,822
Long-term operating lease liabilities	5,353	5,356
Deferred income taxes	909	1,131
Other long-term liabilities	2,013	1,807
Total liabilities	73,572	67,282

Common stock, par value $0.05; authorized: 10,000 shares; issued: 1,792 shares at January 30, 2022 and 1,789 shares at January 31, 2021; outstanding: 1,035 shares at January 30, 2022 and 1,077 shares at January 31, 2021	90	89
Paid-in capital	12,132	11,540
Retained earnings	67,580	58,134
Accumulated other comprehensive loss	(704)	(671)
Treasury stock, at cost, 757 shares at January 30, 2022 and 712 shares at January 31, 2021	(80,794)	(65,793)
Total stockholders’ (deficit) equity	(1,696)	3,299
Total liabilities and stockholders’ equity	$71,876	$70,581
—————
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF EARNINGS

in millions, except per share data	Fiscal	Fiscal	Fiscal
	2021	2020	2019
Net sales	$151,157	$132,110	$110,225
Cost of sales	100,325	87,257	72,653
Gross profit	50,832	44,853	37,572
Operating expenses:
Selling, general and administrative	25,406	24,447	19,740
Depreciation and amortization	2,386	2,128	1,989
Total operating expenses	27,792	26,575	21,729
Operating income	23,040	18,278	15,843
Interest and other (income) expense:
Interest and investment income	(44)	(47)	(73)
Interest expense	1,347	1,347	1,201
Interest and other, net	1,303	1,300	1,128
Earnings before provision for income taxes	21,737	16,978	14,715
Provision for income taxes	5,304	4,112	3,473
Net earnings	$16,433	$12,866	$11,242

Basic weighted average common shares	1,054	1,074	1,093
Basic earnings per share	$15.59	$11.98	$10.29

Diluted weighted average common shares	1,058	1,078	1,097
Diluted earnings per share	$15.53	$11.94	$10.25
—————
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal	Fiscal	Fiscal
in millions	2021	2020	2019
Net earnings	$16,433	$12,866	$11,242
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(77)	60	53
Cash flow hedges	9	8	8
Other	35	—	3
Total other comprehensive (loss) income, net of tax	(33)	68	64
Comprehensive income	$16,400	$12,934	$11,306
—————
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

in millions	Fiscal	Fiscal	Fiscal
	2021	2020	2019
Common Stock:
Balance at beginning of year	$89	$89	$89
Shares issued under employee stock plans	1	—	—
Balance at end of year	90	89	89

Paid-in Capital:
Balance at beginning of year	11,540	11,001	10,578
Shares issued under employee stock plans	194	229	172
Stock-based compensation expense	398	310	251
Balance at end of year	12,132	11,540	11,001

Retained Earnings:
Balance at beginning of year	58,134	51,729	46,423
Cumulative effect of accounting changes	—	—	26
Net earnings	16,433	12,866	11,242
Cash dividends	(6,985)	(6,451)	(5,958)
Other	(2)	(10)	(4)
Balance at end of year	67,580	58,134	51,729

Accumulated Other Comprehensive Loss:
Balance at beginning of year	(671)	(739)	(772)
Cumulative effect of accounting changes	—	—	(31)
Foreign currency translation adjustments, net of tax	(77)	60	53
Cash flow hedges, net of tax	9	8	8
Other, net of tax	35	—	3
Balance at end of year	(704)	(671)	(739)

Treasury Stock:
Balance at beginning of year	(65,793)	(65,196)	(58,196)
Repurchases of common stock	(15,001)	(597)	(7,000)
Balance at end of year	(80,794)	(65,793)	(65,196)
Total stockholders’ (deficit) equity	$(1,696)	$3,299	$(3,116)
—————
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal	Fiscal	Fiscal
in millions	2021	2020	2019
Cash Flows from Operating Activities:
Net earnings	$16,433	$12,866	$11,242
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization	2,862	2,519	2,296
Stock-based compensation expense	399	310	251
Changes in receivables, net	(435)	(465)	(170)
Changes in merchandise inventories	(5,403)	(1,657)	(593)
Changes in other current assets	(330)	43	(135)
Changes in accounts payable and accrued expenses	2,401	5,118	32
Changes in deferred revenue	775	702	334
Changes in income taxes payable	(51)	(149)	44
Changes in deferred income taxes	(276)	(569)	202
Other operating activities	196	121	184
Net cash provided by operating activities	16,571	18,839	13,687

Cash Flows from Investing Activities:
Capital expenditures	(2,566)	(2,463)	(2,678)
Payments for businesses acquired, net	(421)	(7,780)	—
Other investing activities	18	73	25
Net cash used in investing activities	(2,969)	(10,170)	(2,653)

Cash Flows from Financing Activities:
Proceeds from (repayments of) short-term debt, net	1,035	(974)	(365)
Proceeds from long-term debt, net of discounts and premiums	2,979	7,933	3,420
Repayments of long-term debt	(1,532)	(2,872)	(1,070)
Repurchases of common stock	(14,809)	(791)	(6,965)
Proceeds from sales of common stock	337	326	280
Cash dividends	(6,985)	(6,451)	(5,958)
Other financing activities	(145)	(154)	(140)
Net cash used in financing activities	(19,120)	(2,983)	(10,798)
Change in cash and cash equivalents	(5,518)	5,686	236
Effect of exchange rate changes on cash and cash equivalents	(34)	76	119
Cash and cash equivalents at beginning of year	7,895	2,133	1,778
Cash and cash equivalents at end of year	$2,343	$7,895	$2,133

Supplemental Disclosures:
Cash paid for income taxes	$5,504	$4,654	$3,220
Cash paid for interest, net of interest capitalized	1,269	1,241	1,112
Non-cash capital expenditures	421	274	136
—————
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
Consolidation and Presentation
Our consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. Intercompany transactions are eliminated in consolidation. Our fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31st. All periods presented include 52 weeks.
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
Receivables
The following table presents components of receivables, net:

in millions	January 30, 2022	January 31, 2021
Card receivables	$1,028	$992
Rebate receivables	1,170	987
Customer receivables	703	571
Other receivables	525	442
Receivables, net	$3,426	$2,992
Card receivables consist of payments due from financial institutions for the settlement of credit card and debit card transactions. Rebate receivables represent amounts due from vendors for volume and co-op advertising rebates. Customer receivables relate to credit extended directly to certain customers in the ordinary course of business. The valuation allowance related to these receivables was not material to our consolidated financial statements at the end of fiscal 2021 or fiscal 2020.
Merchandise Inventories
Inventory cost includes the amount we pay to acquire inventory, including freight and import costs, as well as operating costs associated with our sourcing and distribution network, and is net of certain vendor allowances. The majority of our merchandise inventories are stated at the lower of cost (first-in, first-out) or market, as determined by the retail inventory method, which is based on a number of factors such as markups, markdowns, and inventory losses (or shrink). As the inventory retail value is adjusted regularly to reflect market conditions, inventory valued using the retail method approximates the lower of cost or market. Certain subsidiaries, including retail operations in Canada and Mexico, and distribution centers, record merchandise inventories at the lower of cost or net realizable value, as determined by a cost method. These merchandise inventories represent approximately 43% of the total merchandise inventories balance. We evaluate the inventory valued using a cost method at the end of each quarter to ensure that it is carried at the lower of cost or net realizable value, and the adjustments recorded to merchandise inventories valued under a cost method were not material to our consolidated financial statements at the end of fiscal 2021 or fiscal 2020.

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
Due to changes in operating conditions during fiscal 2020 as a result of the COVID-19 pandemic, we used the results from a sample of stores that were able to conduct physical inventories as a basis for estimating shrink for those stores at which physical inventory counts were temporarily suspended during fiscal 2020. We believe the sample of stores that were selected for inventory counts in fiscal 2020 provided a reasonable basis for estimating shrink where a physical inventory count was not performed in fiscal 2020. During fiscal 2021, we performed all regularly scheduled physical inventory counts, including store locations where physical inventory counts were suspended during fiscal 2020, and the difference between estimated shrink and actual inventory losses was not material.
Property and Equipment
Buildings and related improvements, furniture, fixtures, and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Leasehold improvements and assets held under finance leases are amortized using the straight-line method over the original term of the lease or the useful life of the asset, whichever is shorter.
The following table presents the estimated useful lives of our property and equipment:

Life
Buildings and improvements	5 – 45 years
Furniture, fixtures and equipment	2 – 20 years
Leasehold improvements	5 – 45 years
We capitalize certain costs, including interest, related to construction in progress and the acquisition and development of software. Costs associated with the acquisition and development of software are amortized using the straight-line method over the estimated useful life of the software, which is three to seven years. Certain development costs not meeting the criteria for capitalization are expensed as incurred.
We evaluate our long-lived assets each quarter for indicators of potential impairment. Indicators of impairment include current period losses combined with a history of losses, our decision to relocate or close a store or other location before the end of its previously estimated useful life, or when changes in other circumstances indicate the carrying amount of an asset may not be recoverable. The evaluation for long-lived assets is performed at the lowest level of identifiable cash flows, which is generally the individual store level. The assets of a store with indicators of impairment are evaluated for recoverability by comparing their undiscounted future cash flows with their carrying value. If the carrying value is greater than the undiscounted future cash flows, we then measure the asset’s fair value to determine whether an impairment loss should be recognized. If the resulting fair value is less than the carrying value, an impairment loss is recognized for the difference between the carrying value and the estimated fair value. Impairment losses on property and equipment are recorded as a component of SG&A. Impairment charges for long-lived assets were not material to our consolidated financial statements in fiscal 2021, fiscal 2020, or fiscal 2019.
Leases
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
Goodwill
Goodwill represents the excess of purchase price over the fair value of net assets acquired. We do not amortize goodwill, but assess the recoverability of goodwill in the third quarter of each fiscal year, or more often if indicators warrant, by determining whether the fair value of each reporting unit supports its carrying value. Each fiscal year, we may assess qualitative factors to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount as a basis for determining whether it is necessary to complete quantitative impairment assessments, with a quantitative assessment completed periodically as facts and circumstances warrant. We completed our last quantitative assessment in fiscal 2019 and concluded that the fair value of our reporting units substantially exceeded their respective carrying values, including goodwill.
During the third quarter of fiscal 2021, we completed our annual assessment of the recoverability of goodwill for our U.S., Canada, and Mexico reporting units based on qualitative factors. We performed a qualitative assessment to determine if there were any indicators of impairment and concluded that while there have been events and circumstances in the macro-environment that have impacted us, we have not experienced any entity-specific indicators that would indicate that it is more likely than not that the fair value of any of our reporting units were less than their carrying amounts. There were no impairment charges related to goodwill for fiscal 2021, fiscal 2020, or fiscal 2019.

The following table presents the changes in the carrying amount of our goodwill:

in millions	Fiscal	Fiscal
	2021	2020
Goodwill, balance at beginning of year	$7,126	$2,254
Acquisitions (1)	323	4,870
Other (2)	—	2
Goodwill, balance at end of year	$7,449	$7,126
—————
(1)    Fiscal 2021 includes goodwill from a small acquisition completed during the second quarter. Fiscal 2020 includes goodwill related to the acquisition of HD Supply. See Note 12 for details regarding the HD Supply acquisition.
(2)     Primarily reflects the net impact of foreign currency translation and immaterial acquisition-related measurement period adjustments.
Other Intangible Assets
Intangible assets other than goodwill are included in other assets on the consolidated balance sheets. We amortize the cost of definite-lived intangible assets over their estimated useful lives, which range up to 20 years. Intangible assets with indefinite lives are tested in the third quarter of each fiscal year for impairment, or more often if indicators warrant. During the third quarter of fiscal 2021, we completed our annual assessment of the recoverability of our indefinite-lived intangible assets based on quantitative factors and concluded no impairment losses should be recognized. There were no impairment losses related to intangible assets for fiscal 2021, fiscal 2020, and fiscal 2019.
The following table presents the gross carrying amount and accumulated amortization relating to intangible assets:

	January 30, 2022		January 31, 2021
in millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-Lived Intangible Assets:
Customer relationships	$3,034	$(326)	$2,965	$(157)
Trade names	151	(8)	151	(1)
Other	12	(9)	16	(11)
Indefinite-Lived Intangible Assets:
Trade names	649		649
Total Intangible Assets	$3,846	$(343)	$3,781	$(169)
Our intangible asset amortization expense was immaterial for fiscal 2021, fiscal 2020, and fiscal 2019.
The following table presents the estimated future amortization expense related to definite-lived intangible assets as of January 30, 2022:

in millions	Amortization Expense
Fiscal 2022	$180
Fiscal 2023	178
Fiscal 2024	178
Fiscal 2025	178
Fiscal 2026	178
Thereafter	1,962
Total	$2,854
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
Derivative instruments that are not designated as hedges, if any, are recorded at fair value with unrealized gains or losses reported in earnings each period in the same financial statement line item as the hedged item. Cash flows from the settlement of derivative instruments appear in the consolidated statements of cash flows in the same categories as the cash flows of the hedged item.
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
Our self-insurance liabilities, which are included in accrued salaries and related expenses, other accrued expenses and other long-term liabilities in the consolidated balance sheets, were $1.3 billion at January 30, 2022 and January 31, 2021.
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
Net Sales
We recognize revenue, net of expected returns and sales tax, at the time the customer takes possession of merchandise or when a service is performed. Our liability for sales returns is estimated based on historical return levels and our expectation of future returns. We also recognize a return asset, and corresponding adjustment to cost of sales, for our right to recover the goods returned by the customer, measured at the former carrying amount of the goods, less any expected recovery cost. At each financial reporting date, we assess our estimates of expected returns, refund liabilities, and return assets. Adjustments related to changes in return estimates were immaterial in fiscal 2021, fiscal 2020, and fiscal 2019.
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
For products and services sold in stores or online, payment is typically due at the point of sale. When we receive payment from customers before the customer has taken possession of the merchandise or the service has been performed, the amount received is recorded as deferred revenue until the sale or service is complete. Such performance obligations are part of contracts with expected original durations of typically three months or less. As of

January 30, 2022 and January 31, 2021, deferred revenue for products and services was $2.6 billion and $1.9 billion, respectively.
We further record deferred revenue for the sale of gift cards and recognize the associated revenue upon the redemption of those gift cards, which generally occurs within six months of gift card issuance. As of January 30, 2022 and January 31, 2021, our performance obligations for unredeemed gift cards were $1.0 billion and $839 million, respectively. Gift card breakage income, which is our estimate of the portion of our gift card balance not expected to be redeemed, is recognized in net sales and was immaterial in fiscal 2021, fiscal 2020, and fiscal 2019.
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
Cost of Sales
Cost of sales includes the actual cost of merchandise sold and services performed; the cost of transportation of merchandise from vendors to our distribution network, stores, or customers; shipping and handling costs from our stores or distribution network to customers; and the operating cost and depreciation of our sourcing and distribution network. Vendor allowances that are not reimbursement of specific, incremental, and identifiable costs are also included within cost of sales.
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
Selling, General and Administrative
Selling, general and administrative expenses include compensation and benefits for retail and store support center associates, occupancy and operating costs of retail locations and store support centers, insurance-related expenses, advertising costs, credit and debit card processing fees, and other administrative costs.
Advertising Expense
Advertising costs, including digital, television, radio and print, are expensed when the advertisement first appears. Certain co-op advertising allowances that are reimbursements of specific, incremental, and identifiable costs incurred to promote vendors’ products are recorded as an offset against advertising expense. The following table presents net advertising expense included in SG&A:

in millions	Fiscal	Fiscal	Fiscal
	2021	2020	2019
Net advertising expense	$1,044	$909	$904
Stock-Based Compensation
We are currently authorized to issue incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and deferred shares to certain of our associates and non-employee directors under certain stock incentive plans. We measure and recognize compensation expense for all stock-based payment awards made to associates and non-employee directors based on estimated fair values. The value of the portion of the award that is ultimately expected to vest is recognized as stock-based compensation expense, on a straight-line basis, over the requisite service period or as restrictions lapse. We include estimated forfeitures expected to occur when calculating stock-based compensation expense. Additional information on our stock-based payment awards is included in Note 8.

Income Taxes
Income taxes are accounted for under the asset and liability method. We provide for federal, state, and foreign income taxes currently payable, as well as for those deferred due to timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates is recognized as income or expense in the period that includes the enactment date. We routinely evaluate the likelihood of realizing the benefit of our deferred tax assets and may record a valuation allowance if, based on all available evidence, we determine that it is more likely than not that some portion of the tax benefit will not be realized.
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
We are subject to global intangible low-taxed income (“GILTI”) tax, an incremental tax on foreign income. We have made an accounting election to record this tax in the period the tax arises.
Comprehensive Income
Comprehensive income includes net earnings adjusted for certain gains and losses that are excluded from net earnings and recognized within accumulated other comprehensive loss as a component of equity, which consist primarily of foreign currency translation adjustments. Accumulated other comprehensive loss also includes net losses on cash flow hedges that were immaterial as of January 30, 2022 and January 31, 2021. Reclassifications from accumulated other comprehensive loss into earnings were immaterial in fiscal 2021, fiscal 2020, and fiscal 2019.
Foreign Currency Translation
Assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange on the last day of the reporting period. Revenues and expenses are translated using average exchange rates for the period and equity transactions are translated using the actual rate on the day of the transaction. Cumulative foreign currency translation adjustments recorded in accumulated other comprehensive loss as of January 30, 2022 and January 31, 2021 were losses of $575 million and $498 million, respectively.
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
Recently Issued Accounting Pronouncements
ASU 2021-10. In November 2021, the FASB issued ASU No. 2021-10, “Government Assistance (Topic 832),” to improve the transparency of government assistance received by business entities that are accounted for by applying either the International Accounting Standards 20 grant model or Accounting Standards Codification

958-605 contribution model by analogy. Topic 832 requires disclosure of the nature of the transactions and the related accounting policy used, the line items on the balance sheet and income statement that are affected and the amounts applicable to each financial statement line item, and significant terms of the transactions. This standard is effective for fiscal years beginning after December 15, 2021 and should be applied either prospectively or retrospectively. Early adoption is permitted. We are currently evaluating the impact of ASU 2021-10 on our consolidated financial statements and related disclosures.
ASU 2020-04. In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides practical expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued as a result of reference rate reform. These amendments are not applicable to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. ASU No. 2020-04 is effective as of March 12, 2020 through December 31, 2022 and may be applied to contract modifications and hedging relationships from the beginning of an interim period that includes or is subsequent to March 12, 2020. While the discontinuance of LIBOR will impact our interest rate swap agreements and certain of our credit arrangements, we do not anticipate the transition to a new reference rate and adoption of this standard will have a material impact on our consolidated financial condition, results of operations, or cash flows.
Recent accounting pronouncements adopted or pending adoption not discussed above are either not applicable or are not expected to have a material impact on our consolidated financial condition, results of operations, or cash flows.
2.NET SALES AND SEGMENT REPORTING
We currently conduct our retail operations in the U.S., Canada, and Mexico, each of which represents one of our three operating segments. Our operating segments reflect the way in which internally-reported financial information is used to make decisions and allocate resources. For disclosure purposes, we aggregate these three operating segments into one reportable segment due to their similar operating and financial characteristics.
The following table presents net property and equipment, classified by geography:

in millions	January 30, 2022	January 31, 2021	February 2, 2020
Net property and equipment – in the U.S.	$22,696	$22,205	$20,302
Net property and equipment – outside the U.S.	2,503	2,500	2,468
Net property and equipment	$25,199	$24,705	$22,770
No sales to an individual customer accounted for more than 10% of revenue during any of the last three fiscal years.
The following table presents net sales, classified by geography:

	Fiscal	Fiscal	Fiscal
in millions	2021	2020	2019
Net sales – in the U.S.	$138,920	$122,158	$101,333
Net sales – outside the U.S.	12,237	9,952	8,892
Net sales	$151,157	$132,110	$110,225
The following table presents net sales by products and services:

	Fiscal	Fiscal	Fiscal
in millions	2021	2020	2019
Net sales – products	$145,745	$127,671	$105,194
Net sales – services	5,412	4,439	5,031
Net sales	$151,157	$132,110	$110,225

The following table presents major product lines and the related merchandising departments (and related services):

Major Product Line	Merchandising Departments
Building Materials	Building Materials, Electrical/Lighting, Lumber, Millwork, and Plumbing
Décor	Appliances, Décor/Storage, Flooring, Kitchen and Bath, and Paint
Hardlines	Hardware, Indoor Garden, Outdoor Garden, and Tools
The following table presents net sales by major product lines (and related services):

	Fiscal	Fiscal	Fiscal
in millions	2021	2020	2019
Building Materials	$54,990	$46,521	$39,337
Décor	50,437	43,415	37,386
Hardlines	45,730	42,174	33,502
Net sales	$151,157	$132,110	$110,225
—————
Note: Net sales for certain merchandising departments were reclassified in fiscal 2021. As a result, prior year amounts have been reclassified to conform with the current year presentation.
The following table presents net sales by merchandising department (and related services):

	Fiscal		Fiscal		Fiscal
	2021		2020		2019
dollars in millions	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Appliances	$14,232	9.4%	$11,865	9.0%	$9,850	8.9%
Building Materials	9,823	6.5	8,656	6.6	7,712	7.0
Décor/Storage	6,095	4.0	4,959	3.8	3,845	3.5
Electrical/Lighting	13,473	8.9	11,178	8.5	9,843	8.9
Flooring	9,225	6.1	8,156	6.2	7,443	6.8
Hardware	7,873	5.2	7,312	5.5	6,083	5.5
Indoor Garden	15,546	10.3	14,649	11.1	11,261	10.2
Kitchen and Bath	10,432	6.9	8,383	6.3	7,633	6.9
Lumber	13,344	8.8	11,309	8.6	7,894	7.2
Millwork	7,412	4.9	6,460	4.9	5,757	5.2
Outdoor Garden	10,317	6.8	9,602	7.3	7,595	6.9
Paint	10,453	6.9	10,052	7.6	8,615	7.8
Plumbing	10,938	7.2	8,918	6.8	8,131	7.4
Tools	11,994	7.9	10,611	8.0	8,563	7.8
Total	$151,157	100.0%	$132,110	100.0%	$110,225	100.0%
—————
Note: Certain percentages may not sum to totals due to rounding. Net sales for certain merchandising departments were reclassified in fiscal 2021. As a result, prior year net sales have been reclassified to conform with the current year presentation. Prior year percent of net sales data also reflects the new classifications.

3.PROPERTY AND LEASES
Net Property and Equipment
The following table presents components of net property and equipment:

in millions	January 30, 2022	January 31, 2021
Land	$8,617	$8,543
Buildings and improvements	19,173	18,838
Furniture, fixtures, and equipment	16,441	15,119
Leasehold improvements	2,016	1,925
Construction in progress	1,139	1,068
Finance leases	3,943	3,308
Property and equipment, at cost	51,329	48,801
Less accumulated depreciation and finance lease amortization	26,130	24,096
Net property and equipment	$25,199	$24,705
The following table presents depreciation and finance lease amortization expense, including depreciation and finance lease amortization expense included in cost of sales:

in millions	Fiscal	Fiscal	Fiscal
	2021	2020	2019
Depreciation and finance lease amortization expense	$2,650	$2,425	$2,223
Leases
The following table presents the consolidated balance sheet location of assets and liabilities related to operating and finance leases:

in millions	Consolidated Balance Sheet Caption	January 30, 2022	January 31, 2021
Assets:
Operating lease assets	Operating lease right-of-use assets	$5,968	$5,962
Finance lease assets (1)	Net property and equipment	2,896	2,493
Total lease assets		$8,864	$8,455

Liabilities:
Current:
Operating lease liabilities	Current operating lease liabilities	$830	$828
Finance lease liabilities	Current installments of long-term debt	198	66
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	5,353	5,356
Finance lease liabilities	Long-term debt, excluding current installments	3,038	2,700
Total lease liabilities		$9,419	$8,950
—————
(1)    Finance lease assets are recorded net of accumulated amortization of $1.0 billion as of January 30, 2022 and $815 million as of January 31, 2021.

The following table presents components of lease cost, excluding short-term lease cost and sublease income which are immaterial:

	Consolidated Statement of Earnings Caption (1)	Fiscal	Fiscal	Fiscal
in millions		2021	2020	2019
Operating lease cost	Selling, general and administrative	$1,084	$782	$827
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	250	167	86
Interest on lease liabilities	Interest expense	127	112	92
Variable lease cost	Selling, general and administrative	425	277	241
Net lease cost		$1,886	$1,338	$1,246
—————
(1)Costs associated with our sourcing and distribution network are recorded in cost of sales, with the exception of interest on finance lease liabilities.
The following table presents weighted average remaining lease terms and discount rates:

	January 30, 2022	January 31, 2021
Weighted Average Remaining Lease Term (Years):
Operating leases	9	10
Finance leases	15	15

Weighted Average Discount Rate:
Operating leases	2.7%	2.9%
Finance leases	4.7%	5.6%
The following table presents approximate future minimum lease payments under operating and finance leases at January 30, 2022:

in millions	Operating Leases	Finance Leases
Fiscal 2022	$1,005	$328
Fiscal 2023	1,023	333
Fiscal 2024	902	326
Fiscal 2025	755	367
Fiscal 2026	646	259
Thereafter	2,764	2,585
Total lease payments	7,095	4,198
Less: imputed interest	912	962
Present value of lease liabilities	$6,183	$3,236
—————
Note: We have excluded approximately $1.3 billion of leases (undiscounted basis) that have not yet commenced. These leases will commence primarily between fiscal 2022 and 2023 with lease terms of up to 20 years.

The following table presents supplemental cash flow information related to leases:

	Fiscal	Fiscal	Fiscal
in millions	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows – operating leases	$1,090	$1,022	$1,003
Operating cash flows – finance leases	127	112	92
Financing cash flows – finance leases	182	122	70
Supplemental non-cash information:
Lease assets obtained in exchange for new operating lease liabilities	964	969	748
Lease assets obtained in exchange for new finance lease liabilities	672	1,730	186
4.DEBT AND DERIVATIVE INSTRUMENTS
Short-Term Debt
At January 30, 2022, we had commercial paper programs that allowed for borrowings up to $3.0 billion. All of our short-term borrowings in fiscal 2021 and fiscal 2020 were under these commercial paper programs. In connection with these programs, we had back-up credit facilities with a consortium of banks for borrowings up to $3.0 billion at January 30, 2022, which consisted of a five-year $2.0 billion credit facility scheduled to expire in December 2023 and a 364-day $1.0 billion credit facility scheduled to expire in December 2022. In December 2021, we completed the renewal of our 364-day $1.0 billion credit facility, extending the maturity from December 2021 to December 2022. At January 30, 2022, we had $1.0 billion of outstanding borrowings under our commercial paper programs. At January 31, 2021, there were no outstanding borrowings under our commercial paper programs.
The following table presents certain information on our commercial paper programs:

dollars in millions	January 30, 2022	January 31, 2021
Weighted average interest rate	0.1%	—%
Maximum amount outstanding during the period	$1,368	$899
Average daily short-term borrowings	$45	$11

Long-Term Debt
The following table presents details of the components of our long-term debt:

			Carrying Amount (1)
in millions	Interest Payable	Principal Amount	January 30, 2022	January 31, 2021
2.00% Senior notes due April 2021	Semi-annually	—	—	1,350
Floating rate senior notes due March 2022	Quarterly	300	300	300
3.25% Senior notes due March 2022	Semi-annually	700	700	699
2.625% Senior notes due June 2022	Semi-annually	1,250	1,249	1,248
2.70% Senior notes due April 2023	Semi-annually	1,000	999	998
3.75% Senior notes due February 2024	Semi-annually	1,100	1,098	1,096
3.35% Senior notes due September 2025	Semi-annually	1,000	998	997
3.00% Senior notes due April 2026	Semi-annually	1,300	1,293	1,291
2.125% Senior notes due September 2026	Semi-annually	1,000	992	990
2.50% Senior notes due April 2027	Semi-annually	750	744	743
2.80% Senior notes due September 2027	Semi-annually	1,000	1,001	1,017
0.90% Senior notes due March 2028	Semi-annually	500	495	494
1.50% Senior notes due September 2028	Semi-annually	1,000	992	—
3.90% Senior notes due December 2028	Semi-annually	1,000	1,035	1,075
2.95% Senior notes due June 2029	Semi-annually	1,750	1,768	1,828
2.70% Senior notes due April 2030	Semi-annually	1,500	1,422	1,464
1.375% Senior notes due March 2031	Semi-annually	1,250	1,210	1,229
1.875% Senior notes due September 2031	Semi-annually	1,000	981	—
5.875% Senior notes due December 2036	Semi-annually	3,000	2,916	2,935
3.30% Senior notes due April 2040	Semi-annually	1,250	1,164	1,207
5.40% Senior notes due September 2040	Semi-annually	500	496	496
5.95% Senior notes due April 2041	Semi-annually	1,000	990	990
4.20% Senior notes due April 2043	Semi-annually	1,000	977	989
4.875% Senior notes due February 2044	Semi-annually	1,000	981	980
4.40% Senior notes due March 2045	Semi-annually	1,000	979	979
4.25% Senior notes due April 2046	Semi-annually	1,600	1,586	1,585
3.90% Senior notes due June 2047	Semi-annually	1,150	1,144	1,144
4.50% Senior notes due December 2048	Semi-annually	1,500	1,464	1,463
3.125% Senior notes due December 2049	Semi-annually	1,250	1,214	1,222
3.35% Senior notes due April 2050	Semi-annually	1,500	1,471	1,470
2.375% Senior notes due March 2051	Semi-annually	1,250	1,201	1,220
2.75% Senior notes due September 2051	Semi-annually	1,000	982	—
3.50% Senior notes due September 2056	Semi-annually	1,000	973	973
Total senior notes		$36,400	$35,815	$34,472
Finance lease obligations; payable in varying installments through January 31, 2055			3,236	2,766
Total long-term debt			39,051	37,238
Less current installments of long-term debt			2,447	1,416
Long-term debt, excluding current installments			$36,604	$35,822
—————
(1) Includes unamortized discounts, premiums, debt issuance costs, and the effects of fair value hedges.

September 2021 Issuance
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
•The third tranche consisted of $1.0 billion of 2.75% senior notes due September 15, 2051 (the “2051 notes”) at a discount of $11 million (together with the 2028 notes and the 2031 notes, the “September 2021 issuance”). Interest on the 2051 notes is due semi-annually on March 15 and September 15 of each year, beginning March 15, 2022.
•Issuance costs for the September 2021 issuance totaled $17 million.
Redemption
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
Maturities of Long-Term Debt
The following table presents our long-term debt maturities, excluding finance leases, as of January 30, 2022:

in millions	Principal
Fiscal 2022	$2,250
Fiscal 2023	1,000
Fiscal 2024	1,100
Fiscal 2025	1,000
Fiscal 2026	2,300
Thereafter	28,750
Total	$36,400
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
Fair Value Hedges
We had outstanding interest rate swap agreements with combined notional amounts of $5.4 billion at January 30, 2022 and $4.4 billion at January 31, 2021. These agreements were accounted for as fair value hedges that swap fixed for variable rate interest to hedge changes in the fair values of certain senior notes. At January 30, 2022, the fair values of these agreements totaled $191 million, with $58 million recognized in other assets and $249 million recognized in other long-term liabilities on the consolidated balance sheet. At January 31, 2021, the fair values of these agreements totaled $101 million, with $172 million recognized in other assets and $71 million recognized in other long-term liabilities on the consolidated balance sheet. All of our interest rate swap agreements designated as fair value hedges meet the shortcut method requirements under GAAP. Accordingly, the changes in the fair values of these agreements offset the changes in the fair value of the hedged long-term debt.
Cash Flow Hedges
At January 30, 2022 and January 31, 2021, we had outstanding foreign currency forward contracts accounted for as cash flow hedges, which hedge the variability of forecasted cash flows associated with certain payments made in our foreign operations. At January 30, 2022 and January 31, 2021, the notional amounts and the fair values of these contracts were not material.
During fiscal 2019, we settled our outstanding cross currency swap agreements accounted for as cash flow hedges, which hedged foreign currency fluctuations on certain intercompany debt, resulting in a gain of $118 million.
We also settled forward-starting interest rate swap agreements in prior years, which were used to hedge the variability in future interest payments attributable to changing interest rates on forecasted debt issuances. Unamortized losses on these forward-starting swaps, which were designated as cash flow hedges, are being amortized to interest expense over the life of the respective notes. Unamortized losses recognized on these swaps remaining in accumulated other comprehensive loss were immaterial as of January 30, 2022 and January 31, 2021, as were the losses recognized within interest expense for fiscal 2021, fiscal 2020, and fiscal 2019.
We expect an immaterial amount recorded in accumulated other comprehensive loss as of January 30, 2022 to be reclassified into earnings within the next 12 months.
Net Investment Hedges
We had outstanding foreign currency forward contracts as well as certain nonderivative instruments accounted for as net investment hedges, which were immaterial at January 31, 2021. These agreements hedged against foreign currency exposure on our net investment in certain subsidiaries. During fiscal 2021, we settled all outstanding net investment hedges and the related foreign currency translation adjustment amounts recorded in accumulated other comprehensive loss upon settlement were immaterial. There were no arrangements accounted for as net investment hedges outstanding as of January 30, 2022.
Collateral
We generally enter into master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit our credit risk, we enter into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain derivative instruments exceeds or falls below contractually established thresholds. The cash collateral both held and posted by the Company related to derivative instruments under our collateral security arrangements was immaterial as of January 30, 2022 and January 31, 2021.
5.INCOME TAXES
Provision for Income Taxes
The following table presents our earnings before the provision for income taxes:

in millions	Fiscal	Fiscal	Fiscal
	2021	2020	2019
United States	$20,320	$16,013	$13,770
Foreign	1,417	965	945
Total	$21,737	$16,978	$14,715

The following table presents our provision for income taxes:

in millions	Fiscal	Fiscal	Fiscal
	2021	2020	2019
Current:
Federal	$4,066	$3,462	$2,370
State	981	928	572
Foreign	511	329	340
Total current	5,558	4,719	3,282
Deferred:
Federal	(155)	(404)	259
State	(11)	(209)	(72)
Foreign	(88)	6	4
Total deferred	(254)	(607)	191
Provision for income taxes	$5,304	$4,112	$3,473
The following table presents our combined federal, state, and foreign effective tax rates:

	Fiscal	Fiscal	Fiscal
	2021	2020	2019
Combined federal, state, and foreign effective tax rates	24.4%	24.2%	23.6%
The following table presents the reconciliation of our provision for income taxes at the federal statutory rate of 21% to the actual tax expense:

in millions	Fiscal	Fiscal	Fiscal
	2021	2020	2019
Income taxes at federal statutory rate	$4,565	$3,565	$3,090
State income taxes, net of federal income tax benefit	766	568	395
Other, net	(27)	(21)	(12)
Total	$5,304	$4,112	$3,473

Deferred Taxes
The following table presents the tax effects of temporary differences that give rise to significant portions of our deferred tax assets and deferred tax liabilities:

in millions	January 30, 2022	January 31, 2021
Assets:
Deferred compensation	$471	$472
Accrued self-insurance liabilities	272	291
State income taxes	138	117
Merchandise inventories	—	41
Non-deductible reserves	250	199
Net operating losses	150	144
Lease liabilities	1,528	1,605
Deferred revenue	121	51
Other	67	104
Total deferred tax assets	2,997	3,024
Valuation allowance	(10)	(8)
Total deferred tax assets, net of valuation allowance	2,987	3,016

Liabilities:
Merchandise inventories	(14)	—
Property and equipment	(902)	(1,061)
Goodwill and other intangibles	(985)	(1,030)
Lease right-of-use assets	(1,473)	(1,555)
Tax on unremitted earnings	(74)	(119)
Other	(104)	(77)
Total deferred tax liabilities	(3,552)	(3,842)
Net deferred tax liabilities	$(565)	$(826)
The following table presents our noncurrent deferred tax assets and noncurrent deferred tax liabilities, netted by tax jurisdiction, as presented on the consolidated balance sheets:

in millions	January 30, 2022	January 31, 2021
Other assets	$344	$305
Deferred income taxes	(909)	(1,131)
Net deferred tax liabilities	$(565)	$(826)
As of January 30, 2022, we recorded deferred tax assets of $150 million for net operating losses, primarily related to state jurisdictions. These losses expire at various dates beginning in 2022. We have concluded that it is more likely than not that tax benefits related to substantially all net operating losses will be realized based upon the expectation that we will generate the necessary taxable income in future periods.
Reinvestment of Unremitted Earnings
Substantially all of our current year foreign cash earnings in excess of working capital and cash needed for strategic investments are not intended to be indefinitely reinvested offshore. Therefore, the tax effects of repatriation (including applicable state and local taxes and foreign withholding taxes) of such cash earnings have been provided for in the accompanying consolidated statements of earnings. We have the intent and ability to reinvest substantially all of the $3.4 billion of non-cash unremitted earnings of our non-U.S. subsidiaries indefinitely. Accordingly, no provision for state and local taxes or foreign withholding taxes was recorded on these unremitted earnings in the accompanying consolidated statements of earnings. It is impracticable for us to determine the amount of unrecognized deferred tax liabilities on these indefinitely reinvested earnings due to the complexities associated with the hypothetical calculation.
Tax Return Examination Status
Our income tax returns are routinely examined by U.S. federal, state and local, and foreign tax authorities. As of January 30, 2022, the Company is no longer subject to U.S. federal examinations by tax authorities for years before fiscal 2010. Our U.S. federal tax returns for fiscal years 2010 through 2018, with the exception of 2015, are currently under examination by the IRS. With respect to the fiscal years 2010 to 2014, the IRS has issued a proposed adjustment relating to transfer pricing between our entities in the U.S. and China. We are defending our position using all available remedies. There are also ongoing U.S. state and local audits and other foreign audits covering fiscal years 2012 through 2019. We do not expect the results from any ongoing income tax audit to have a material impact on our consolidated financial condition, results of operations, or cash flows.
Over the next twelve months, it is reasonably possible that the resolution of federal and state tax examinations, as well as the expiration of statutes of limitations, could reduce our unrecognized tax benefits by an immaterial amount. We do not anticipate the resolution of these matters will result in a material change to our consolidated financial condition or results of operations.
Unrecognized Tax Benefits
The following table presents reconciliations of the beginning and ending amount of our gross unrecognized tax benefits:

in millions	Fiscal	Fiscal	Fiscal
	2021	2020	2019
Unrecognized tax benefits balance at beginning of fiscal year	$540	$473	$494
Additions based on tax positions related to the current year	80	75	96
Additions for tax positions of prior years	24	72	82
Reductions for tax positions of prior years	(40)	(53)	(147)
Reductions due to settlements	(29)	(22)	(13)
Reductions due to lapse of statute of limitations	(5)	(5)	(39)
Unrecognized tax benefits balance at end of fiscal year	$570	$540	$473
Unrecognized tax benefits that if recognized would affect our annual effective income tax rate on net earnings were $479 million, $458 million, and $407 million at January 30, 2022, January 31, 2021, and February 2, 2020, respectively.
Interest and Penalties
Net adjustments to accruals for interest and penalties associated with uncertain tax positions were immaterial in fiscal 2021, fiscal 2020, and fiscal 2019. Our total accrued interest and penalties associated with uncertain tax positions were immaterial as of January 30, 2022 and January 31, 2021.

6.STOCKHOLDERS’ EQUITY
Stock Rollforward
The following table presents a reconciliation of the number of shares of our common stock and cash dividends per share:

shares in millions	Fiscal	Fiscal	Fiscal
	2021	2020	2019
Common stock:
Balance at beginning of year	1,789	1,786	1,782
Shares issued under employee stock plans	3	3	4
Balance at end of year	1,792	1,789	1,786
Treasury stock:
Balance at beginning of year	(712)	(709)	(677)
Repurchases of common stock	(45)	(3)	(32)
Balance at end of year	(757)	(712)	(709)
Shares outstanding at end of year	1,035	1,077	1,077

Cash dividends per share	$6.60	$6.00	$5.44
Share Repurchases
In May 2021, our Board of Directors approved a $20.0 billion share repurchase authorization. This new authorization replaced the previous authorization of $15.0 billion, which was approved February 2019, and does not have a prescribed expiration date. As of January 30, 2022, approximately $9.6 billion of the $20.0 billion share repurchase authorization remained available.
In March 2020, we suspended our share repurchases to enhance our liquidity position during the COVID-19 pandemic. We resumed share repurchases in the first quarter of fiscal 2021.
The following table presents information about our repurchases of common stock, all of which were completed through open market purchases, with the exception of the shares repurchased during fiscal 2019 through ASR agreements noted below:

	Fiscal	Fiscal	Fiscal
in millions	2021	2020	2019
Total number of shares repurchased	45	3	32
Total cost of shares repurchased	$15,001	$597	$7,000
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
The following table presents the terms of each ASR agreement entered into during the last three fiscal years, structured as outlined above (in millions):

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value at January 30, 2022 Using			Fair Value at January 31, 2021 Using
in millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative agreements – assets	$—	$58	$—	$—	$172	$—
Derivative agreements – liabilities	—	(249)	—	—	(71)	—
Total	$—	$(191)	$—	$—	$101	$—
The fair values of our derivative instruments are determined using an income approach and Level 2 inputs, which include the respective interest rate or foreign currency forward curves and discount rates.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Long-lived assets, goodwill, and other intangible assets are subject to nonrecurring fair value measurement for the assessment of impairment. We did not have any material assets or liabilities that were measured at fair value on a nonrecurring basis during fiscal 2021, fiscal 2020, or fiscal 2019.
Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents, receivables, short-term debt, and accounts payable approximate fair value due to their short-term nature.
The following table presents the aggregate fair values and carrying values of our senior notes:

	January 30, 2022		January 31, 2021
in millions	Fair Value (Level 1)	Carrying Value	Fair Value (Level 1)	Carrying Value
Senior notes	$39,397	$35,815	$41,289	$34,472
8.STOCK-BASED COMPENSATION
Omnibus Stock Incentive Plans
The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan (the “2005 Plan”) and The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan (the “1997 Plan” and collectively with the 2005 Plan, the “Plans”) provide that incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, deferred shares, and other stock-based awards may be issued to certain of our associates and non-employee directors. Under the 2005 Plan, the maximum number of shares of our common stock authorized for issuance is 255 million shares, with any award other than a stock option or stock appreciation right reducing the number of shares available for issuance by 2.11 shares. At January 30, 2022, there were approximately 117 million shares available for future grants under the 2005 Plan. No additional equity awards could be issued from the 1997 Plan after the adoption of the 2005 Plan on May 26, 2005.

The following table presents total stock-based compensation expense, net of estimated forfeitures, including expense related to our ESPPs, and related income tax benefit:

in millions	Fiscal	Fiscal	Fiscal
	2021	2020	2019
Pre-tax stock-based compensation expense	$403	$310	$251
Income tax benefit	(86)	(58)	(49)
After-tax stock-based compensation expense	$317	$252	$202
At January 30, 2022, there was $496 million of unamortized stock-based compensation expense, which is expected to be recognized over a weighted average period of two years.
The award types issued under the Plans are as follows:
Stock Options. Under the terms of the Plans, incentive stock options and nonqualified stock options must have an exercise price at or above the fair market value of our stock on the date of the grant. Typically, nonqualified stock options vest at the rate of 25% per year commencing on the second anniversary date of the grant and expire on the tenth anniversary date of the grant. Additionally, a majority of our stock options may become non-forfeitable upon the associate reaching age 60, provided the associate has had five years of continuous service. No incentive stock options have been issued under the 2005 Plan.
We estimate the fair value of stock option awards on the date of grant using the Black-Scholes option-pricing model. Our determination of fair value of stock option awards on the date of grant using the Black-Scholes option-pricing model is affected by our stock price as well as assumptions regarding a number of variables.
The following table presents the per share weighted average fair value of stock options granted and the assumptions used in determining fair value at the date of grant using the Black-Scholes option-pricing model:

	Fiscal	Fiscal	Fiscal
	2021	2020	2019
Per share weighted average fair value	$57.71	$36.77	$27.33
Risk-free interest rate	1.0%	0.6%	2.2%
Assumed volatility	26.5%	29.9%	19.8%
Assumed dividend yield	2.2%	3.1%	2.9%
Assumed lives of options	6 years	6 years	5 years
The following table presents the total intrinsic value of stock options exercised:

in millions	Fiscal	Fiscal	Fiscal
	2021	2020	2019
Total intrinsic value of stock options exercised	$237	$217	$241
The following table presents a summary of stock option activity by number of shares and weighted average exercise price during fiscal 2021:

shares in thousands	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	4,350	$129.50
Granted	277	295.92
Exercised	(955)	96.10
Forfeited	(31)	202.23
Outstanding at end of year	3,641	150.30
Shares of common stock issued from stock option exercises may be issued from authorized and unissued common stock or treasury stock.

The following table presents details regarding outstanding and exercisable stock options at January 30, 2022:

shares in thousands, dollars in millions, except for per share amounts	Number of Shares	Intrinsic Value	Weighted Average Remaining Life	Weighted Average Exercise Price
Outstanding	3,641	$787	5.0 years	$150.30
Exercisable	2,291	572	3.6 years	116.78
Restricted Stock and Performance Share Awards. Restrictions on the restricted stock issued under the Plans generally lapse over various periods up to five years. At the grant date of the award, recipients of restricted stock are granted voting rights and generally receive dividends on unvested shares, paid in the form of cash on each dividend payment date. Dividends paid on unvested shares were immaterial for fiscal 2021, fiscal 2020, and fiscal 2019. Additionally, the majority of our restricted stock awards may become non-forfeitable upon the associate’s attainment of age 60, provided the associate has had five years of continuous service.
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
Restricted Stock Units. Each restricted stock unit entitles the associate to one share of common stock to be received upon vesting up to five years after the grant date. Additionally, the majority of these awards may become non-forfeitable upon the associate reaching age 60, provided the associate has had five years of continuous service. Recipients of restricted stock units have no voting rights until the vesting of the award. Recipients receive dividend equivalents that accrue on unvested units and are paid out in the form of additional shares of stock on the vesting date. The fair value of the restricted stock units is based on the closing stock price on the date of grant and is expensed over the period during which the units vest.
The following table presents a summary of restricted stock, performance shares, and restricted stock unit activity during fiscal 2021:

shares in thousands	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	4,098	$180.87
Granted	1,264	293.63
Vested	(1,380)	176.00
Forfeited	(273)	214.98
Nonvested at end of year	3,709	218.60
The following table presents the total fair value of restricted stock, performance shares, and restricted stock units vested:

in millions	Fiscal	Fiscal	Fiscal
	2021	2020	2019
Total fair value vested	$405	$271	$303
Deferred Shares. We grant awards of deferred shares to non-employee directors under the Plans. Each deferred share entitles the non-employee director to one share of common stock to be received following termination of Board service. Recipients of deferred shares have no voting rights and receive dividend equivalents that accrue and are paid out in the form of additional shares of stock upon payout of the underlying shares following termination of service. The fair value of the deferred shares is based on the closing stock price on the date of grant and is expensed immediately upon grant.
The following table presents deferred shares granted to non-employee directors:

	Fiscal	Fiscal	Fiscal
	2021	2020	2019
Deferred shares granted to non-employee directors	15,000	18,000	22,000
Employee Stock Purchase Plans
We maintain two ESPPs (a U.S. and a non-U.S. plan). The plan for U.S. associates is a tax-qualified plan under Section 423 of the Internal Revenue Code. The non-U.S. plan is not a Section 423 plan. At January 30, 2022, there were approximately 17 million shares available under the U.S. plan and approximately 19 million shares available under the non-U.S. plan. The purchase price of shares under the ESPPs is equal to 85% of the stock’s fair market value on the last day of the purchase period, which is a six-month period ending on December 31 and June 30 of each year. During fiscal 2021, there were approximately one million shares purchased under the ESPPs at an average price of $305.14. Under the outstanding ESPPs at January 30, 2022, associates have contributed $22 million to purchase shares at 85% of the stock’s fair market value on the last day of the current purchase period, June 30, 2022.
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
The following table presents our contributions to the Benefit Plans and the Restoration Plan:

in millions	Fiscal	Fiscal	Fiscal
	2021	2020	2019
Contributions to the Benefit Plans and the Restoration Plan	$278	$267	$213
At January 30, 2022, the Benefit Plans and the Restoration Plan held a total of 5.5 million shares of our common stock in trust for plan participants.
10.WEIGHTED AVERAGE COMMON SHARES
The following table presents the reconciliation of our basic to diluted weighted average common shares:

in millions	Fiscal	Fiscal	Fiscal
	2021	2020	2019
Basic weighted average common shares	1,054	1,074	1,093
Effect of potentially dilutive securities (1)	4	4	4
Diluted weighted average common shares	1,058	1,078	1,097

Anti-dilutive securities excluded from diluted weighted average common shares	—	—	—
—————
(1) Represents the dilutive impact of stock-based awards.
11.COMMITMENTS AND CONTINGENCIES
At January 30, 2022, we had outstanding letters of credit totaling $362 million, primarily related to certain business transactions, including insurance programs, trade contracts, and construction contracts.
We are involved in litigation arising in the normal course of business. In management’s opinion, any such litigation is not expected to have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

12. HD SUPPLY ACQUISITION
On November 16, 2020, we announced that we entered into a definitive agreement to acquire HD Supply, a leading national distributor of MRO products to multifamily, hospitality, healthcare, and government housing facilities, among others. We believe the acquisition of HD Supply will help position the Company to accelerate sales growth by better serving both existing and new MRO customers. Under the terms of the merger agreement, a subsidiary of Home Depot made a cash tender offer to purchase all outstanding shares of HD Supply common stock for $56 per share. All of the conditions of the offer were satisfied, and the acquisition was completed on December 24, 2020. The acquisition was funded through cash on hand, a portion of which was replaced with the proceeds from our issuance of $3.0 billion of senior notes in January 2021.
The acquisition was accounted for in accordance with Accounting Standards Codification Topic 805 "Business Combinations" and, accordingly, HD Supply’s results of operations have been consolidated in the Company’s financial statements since December 24, 2020, the date of acquisition. We recorded a preliminary allocation of the purchase price to assets acquired and liabilities assumed based on their estimated fair values as of December 24, 2020. Adjustments to our preliminary purchase price allocation recognized in fiscal 2021 were immaterial, and our purchase price allocation is now finalized. Acquisition-related costs were expensed as incurred and totaled $110 million in fiscal 2020, including the $56 million charge related to the settlement of stock-based awards noted below.
The following table summarizes total purchase consideration:

in millions
Total cash consideration for outstanding shares	$8,637
Value of stock-based awards attributed to services already rendered (1)	55
Total purchase consideration	$8,692
—————
(1)    In connection with the completion of the acquisition, all HD Supply stock-based awards were cash settled for an aggregate value of $111 million. As the settlement of the awards was at the discretion of the Company, the portion of the fair value of the awards attributed to services previously provided of $55 million was included as part of purchase consideration, with the remaining $56 million recognized as post-combination expense within SG&A in our consolidated statement of earnings for fiscal 2020.
The following table summarizes the recorded fair values of the assets acquired and liabilities assumed:

in millions	Fair Value
Cash	$912
Other current assets	879
Goodwill	4,872
Other assets (1)	3,936
Total assets acquired	$10,599

Current liabilities	$817
Long-term liabilities (2)	1,090
Total liabilities assumed	$1,907
—————
(1)    Includes identifiable intangible assets of $3.3 billion.
(2)    Includes deferred tax liabilities of $815 million primarily resulting from the difference in book and tax basis related to identifiable intangible assets.
The fair value of identifiable intangible assets was determined by using certain estimates and assumptions that are not observable in the market. The fair values were determined using an income based approach, which included significant assumptions such as the amount and timing of projected cash flows, growth rates, customer attrition rates, discount rates, and the assessment of the asset’s life cycle. The fair value and estimated useful lives of identifiable intangible assets follows:

in millions	Useful Life (Years)	Fair Value
Customer relationships	19	$2,630
Trade name – indefinite lived	Indefinite	520
Trade names – definite lived	20	150
Total identifiable intangible assets		$3,300
The goodwill arising from the acquisition is primarily attributable to operational synergies and acceleration of growth strategy, as well as the assembled workforce. The goodwill generated in the acquisition is not expected to be deductible for U.S. federal and state tax purposes.
Net sales and net earnings for fiscal 2020 attributable to HD Supply after the completion of the acquisition were immaterial. Pro forma results of operations would not be materially different as a result of the acquisition and therefore are not presented.
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 30, 2022 based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of January 30, 2022 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
The effectiveness of our internal control over financial reporting as of January 30, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
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
Except as described above, there were no other changes in our internal control over financial reporting during the fiscal quarter ended January 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
The Home Depot, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited The Home Depot, Inc. and subsidiaries' (the Company) internal control over financial reporting as of January 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 30, 2022 and January 31, 2021, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 30, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated March 23, 2022 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Atlanta, Georgia
March 23, 2022

Item 9B. Other Information.
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item, other than the information regarding the executive officers set forth below, is incorporated by reference to the sections entitled “Election of Directors,” “Corporate Governance,” “General,” and “Audit Committee Report” in our Proxy Statement for the 2022 Annual Meeting of Shareholders (“Proxy Statement”).
Executive officers are appointed by, and serve at the pleasure of, the Board of Directors. Our executive officers are as follows:
ANN-MARIE CAMPBELL, age 56, has been Executive Vice President – U.S. Stores and International Operations since October 2020. From February 2016 to October 2020, she served as Executive Vice President – U.S. Stores, from January 2009 to February 2016, she served as Division President of the Southern Division, and from December 2005 to January 2009, she served as Vice President – Vendor Services. Ms. Campbell began her career with The Home Depot in 1985 as a cashier and has held roles of increasing responsibility since she joined the Company, including vice president roles in the Company’s operations, merchandising, and marketing departments. She serves as a director of Workday, Inc., a financial and human capital management software vendor.
MATTHEW A. CAREY, age 57, has been Executive Vice President and Chief Information Officer since September 2008. From January 2006 through August 2008, he served as Senior Vice President and Chief Technology Officer at eBay Inc., an online commerce platform. Mr. Carey was previously with Wal-Mart Stores, Inc., a general merchandise retailer, from June 1985 to December 2005. His final position with Wal-Mart was Senior Vice President and Chief Technology Officer.
JOHN DEATON, age 48, has been Executive Vice President – Supply Chain & Product Development since November 2021. From April 2021 to October 2021, he served as Senior Vice President – Operations, from May 2017 to April 2021, he served as Senior Vice President – Supply Chain, from July 2011 to April 2017 he served as Senior Vice President – Brand and Product Development, and from April 2007 to June 2011 he served as Vice President – Supply Chain.
EDWARD P. DECKER, age 59, has been our Chief Executive Officer and President since March 2022. He served as our President and Chief Operating Officer from October 2020 through February 2022. From August 2014 to October 2020, he served as Executive Vice President – Merchandising, and from October 2006 through July 2014, he served as Senior Vice President – Retail Finance, Pricing Analytics, and Assortment Planning. Mr. Decker joined The Home Depot in 2000 and held various strategic planning roles, including serving as Vice President – Strategic Business Development from November 2002 to April 2006 and Senior Vice President – Strategic Business and Asset Development from April 2006 to September 2006. Prior to joining the Company, Mr. Decker held various positions in strategic planning, business development, finance, and treasury at Kimberly-Clark Corp. and Scott Paper Co., both of which are consumer products companies.
TIMOTHY A. HOURIGAN, age 65, has been Executive Vice President – Human Resources since June 2017. From February 2016 through June 2017, he served as Division President of the Southern Division. Prior to his role as Division President, Mr. Hourigan served in various human resources roles with the Company, including Vice President – Human Resources, U.S. Stores and Operations from September 2013 to February 2016; Vice President – Compensation and Benefits from February 2007 to September 2013; and Vice President – Human Resources from July 2002 to February 2007.
JEFFREY G. KINNAIRD, age 48, has been Executive Vice President – Merchandising since October 2020. From January 2016 to October 2020, he served as President of The Home Depot Canada. Mr. Kinnaird joined the Company in July 1996 as a store associate in Canada and has held roles of increasing responsibility at The Home Depot Canada, including District Manager, Regional Vice President and Merchandising Vice President.
RICHARD V. McPHAIL, age 51, has been Executive Vice President and Chief Financial Officer since September 2019. From August 2017 through August 2019, he served as Senior Vice President, Finance Control and Administration, of the Company, and was responsible for enterprise financial reporting and operations, financial planning and analysis, treasury, payments, tax, and international financial operations. From August 2014 to September 2017, he served as Senior Vice President, Finance, with responsibility for U.S. Retail finance, strategic and financial planning, and business development activity. Mr. McPhail served as Senior Vice President, Global FP&A, Strategy, and New Business Development, from March 2013 to August 2014; Vice President, Strategic Business Development, from January 2007 to March 2013; and director of Strategic Business Development from May 2005 to January 2007. Prior to joining the Company in 2005, Mr. McPhail served as executive vice president of corporate finance for Marconi Corporation plc in London, England. Prior to Marconi, Mr. McPhail held positions with Wachovia Securities and with Arthur Andersen.
CRAIG A. MENEAR, age 64, has been the Chair of our Board of Directors since February 2015. He served as our Chief Executive Officer from November 2014 through February 2022. He also served as our President from November 2014 to October 2020. He previously served as our President, U.S. Retail from February 2014 through October 2014. From April 2007 through February 2014, he served as Executive Vice President – Merchandising, and from August 2003 through April 2007, he served as Senior Vice President – Merchandising. From 1997 through August 2003, Mr. Menear served in various management and vice president level positions in the Company’s merchandising department, including Merchandising Vice President of Hardware, Merchandising Vice President of the Southwest Division, and Divisional Merchandise Manager of the Southwest Division.
HECTOR PADILLA, age 47, has been Executive Vice President – Outside Sales & Service since May 2021. He previously served as Division President of the Southern Division from June 2017 to May 2021, and Senior Vice President – Operations from November 2014 to June 2017. Mr. Padilla began his career with The Home Depot in 1994 as a store associate and has held roles of increasing responsibility since he joined the Company, serving in various management roles with oversight of field operations and services.
TERESA WYNN ROSEBOROUGH, age 63, has been Executive Vice President, General Counsel and Corporate Secretary since November 2011. From April 2006 through November 2011, Ms. Roseborough served in several legal positions with MetLife, Inc., a provider of insurance and other financial services, including Senior Chief Counsel – Compliance & Litigation and most recently as Deputy General Counsel. Prior to joining MetLife, Ms. Roseborough was a partner with the law firm Sutherland Asbill & Brennan LLP from February 1996 through March 2006 and a Deputy Assistant Attorney General in the Office of Legal Counsel of the United States Department of Justice from January 1994 through February 1996. Ms. Roseborough serves as a director of The Hartford Financial Services Group, Inc., an investment and insurance company.
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
PART IV
Item 15. Exhibit and Financial Statement Schedules.
The following documents are filed as part of this report:
1. Financial Statements
The following financial statements are set forth in Item 8 hereof:
•Report of Independent Registered Public Accounting Firm (KPMG LLP, Atlanta, GA, Auditor Firm ID: 185);
•Consolidated Balance Sheets as of January 30, 2022 and January 31, 2021;
•Consolidated Statements of Earnings for fiscal 2021, fiscal 2020, and fiscal 2019;

•Consolidated Statements of Comprehensive Income for fiscal 2021, fiscal 2020, and fiscal 2019;
•Consolidated Statements of Stockholders’ Equity for fiscal 2021, fiscal 2020, and fiscal 2019;
•Consolidated Statements of Cash Flows for fiscal 2021, fiscal 2020, and fiscal 2019; and
•Notes to Consolidated Financial Statements.
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

Exhibit	Description	Reference
2.1	Agreement and Plan of Merger, dated as of November 15, 2020, by and among The Home Depot, Inc., Coronado Acquisition Sub Inc. and HD Supply Holdings, Inc.	Form 8-K filed November 18, 2020, Exhibit 2.1
3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc.	Form 10-Q for the fiscal quarter ended July 31, 2011, Exhibit 3.1
3.2	By-Laws of The Home Depot, Inc. (Amended and Restated Effective February 28, 2019)	Form 8-K filed on March 4, 2019, Exhibit 3.2
4.1	Indenture, dated as of May 4, 2005, between The Home Depot, Inc. and The Bank of New York Trust Company, N.A., as Trustee	Form S-3 (File No. 333-124699) filed May 6, 2005, Exhibit 4.1
4.2	Indenture, dated as of August 24, 2012, between The Home Depot, Inc. and Deutsche Bank Trust Company Americas, as Trustee	Form S-3 (File No. 333-183621) filed August 29, 2012, Exhibit 4.3
4.3	Form of 5.875% Senior Note due December 16, 2036	Form 8-K filed December 19, 2006, Exhibit 4.3
4.4	Form of 5.40% Senior Note due September 15, 2040	Form 8-K filed September 10, 2010, Exhibit 4.2
4.5	Form of 5.95% Senior Note due April 1, 2041	Form 8-K filed March 31, 2011, Exhibit 4.2
4.6	Form of 2.700% Senior Note due April 1, 2023	Form 8-K filed April 5, 2013, Exhibit 4.2
4.7	Form of 4.200% Senior Note due April 1, 2043	Form 8-K filed April 5, 2013, Exhibit 4.3
4.8	Form of 3.750% Senior Note due February 15, 2024	Form 8-K filed September 10, 2013, Exhibit 4.3
4.9	Form of 4.875% Senior Note due February 15, 2044	Form 8-K filed September 10, 2013, Exhibit 4.4
4.10	Form of 4.40% Senior Note due March 15, 2045	Form 8-K filed June 12, 2014, Exhibit 4.3
4.11	Form of 2.625% Senior Note due June 1, 2022	Form 8-K filed June 2, 2015, Exhibit 4.2
4.12	Form of 4.250% Senior Note due April 1, 2046	Form 8-K filed June 2, 2015, Exhibit 4.3
4.13	Form of 3.35% Note due September 15, 2025	Form 8-K filed September 15, 2015, Exhibit 4.3
4.14	Form of 3.000% Senior Note due April 1, 2026	Form 8-K filed February 12, 2016, Exhibit 4.3
4.15	Form of 4.250% Senior Note due April 1, 2046	Form 8-K filed February 12, 2016, Exhibit 4.4
4.16	Form of 2.125% Senior Note due September 15, 2026	Form 8-K filed September 15, 2016, Exhibit 4.2
4.17	Form of 3.500% Senior Note due September 15, 2056	Form 8-K filed September 15, 2016, Exhibit 4.3
4.18	Form of 3.900% Senior Note due June 15, 2047	Form 8-K filed June 5, 2017, Exhibit 4.4
4.19	Form of 2.800% Note due September 14, 2027	Form 8-K filed September 14, 2017, Exhibit 4.2

Exhibit		Description	Reference
4.20		Form of Floating Rate Note due March 1, 2022	Form 8-K filed December 6, 2018, Exhibit 4.2
4.21		Form of 3.250% Senior Note due March 1, 2022	Form 8-K filed December 6, 2018, Exhibit 4.3
4.22		Form of 3.900% Senior Note due December 6, 2028	Form 8-K filed December 6, 2018, Exhibit 4.4
4.23		Form of 4.500% Senior Note due December 6, 2048	Form 8-K filed December 6, 2018, Exhibit 4.5
4.24		Form of 2.950% Note due June 15, 2029	Form 8-K filed June 17, 2019, Exhibit 4.2
4.25		Form of 3.900% Note due June 15, 2047	Form 8-K filed June 17, 2019, Exhibit 4.3
4.26		Form of 2.950% Note due June 15, 2029	Form 8-K filed January 13, 2020, Exhibit 4.2
4.27		Form of 3.125% Note due December 15, 2049	Form 8-K filed January 13, 2020, Exhibit 4.3
4.28		Form of 2.500% Note due April 15, 2027	Form 8-K filed March 30, 2020, Exhibit 4.2
4.29		Form of 2.700% Note due April 15, 2030	Form 8-K filed March 30, 2020, Exhibit 4.3
4.30		Form of 3.300% Note due April 15, 2040	Form 8-K filed March 30, 2020, Exhibit 4.4
4.31		Form of 3.350% Note due April 15, 2050	Form 8-K filed March 30, 2020, Exhibit 4.5
4.32		Form of 0.900% Note due March 15, 2028	Form 8-K filed January 7, 2021, Exhibit 4.2
4.33		Form of 1.375% Note due March 15, 2031	Form 8-K filed January 7, 2021, Exhibit 4.3
4.34		Form of 2.375% Note due March 15, 2051	Form 8-K filed January 7, 2021, Exhibit 4.4
4.35		Form of 1.500% Note due September 15, 2028	Form 8-K filed on September 21, 2021, Exhibit 4.2
4.36		Form of 1.875% Note due September 15, 2031	Form 8-K filed on September 21, 2021, Exhibit 4.3
4.37		Form of 2.750% Note due September 15, 2051	Form 8-K filed on September 21, 2021, Exhibit 4.4
4.38		Description of Securities	Form 10-K for the fiscal year ended February 2, 2020, Exhibit 4.33
10.1	†	The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan	Form 10-Q for the fiscal quarter ended August 4, 2002, Exhibit 10.1
10.2	†	Form of Executive Employment Death Benefit Agreement	Form 10-K for the fiscal year ended February 3, 2013, Exhibit 10.2
10.3	†	The Home Depot Deferred Compensation Plan for Officers (As Amended and Restated Effective January 1, 2008)	Form 8-K filed on August 20, 2007, Exhibit 10.1
10.4	†	Amendment No. 1 to The Home Depot Deferred Compensation Plan for Officers (As Amended and Restated Effective January 1, 2008)	Form 10-K for the fiscal year ended January 31, 2010, Exhibit 10.4
10.5	†	Amendment No. 2 to The Home Depot Deferred Compensation Plan for Officers (As Amended and Restated Effective January 1, 2008)	Form 10-K for the fiscal year ended January 31, 2021, Exhibit 10.5
10.6	†	The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 10-Q for the fiscal quarter ended May 5, 2013, Exhibit 10.1
10.7	†	Amendment No. 1 to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan and The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan	Form 10-K for the fiscal year ended January 31, 2010, Exhibit 10.6
10.8	†	The Home Depot FutureBuilder Restoration Plan	Form 8-K filed on August 20, 2007, Exhibit 10.2

Exhibit		Description	Reference
10.9	†	Amendment No.1 to The Home Depot FutureBuilder Restoration Plan	Form 10-K for the fiscal year ended February 2, 2014, Exhibit 10.8
10.10	†	The Home Depot, Inc. Nonemployee Directors’ Deferred Stock Compensation Plan	Form 8-K filed on August 20, 2007, Exhibit 10.3
10.11	†	The Home Depot, Inc. Amended and Restated Management Incentive Plan (Effective November 21, 2013)	Form 10-K for the fiscal year ended February 2, 2014, Exhibit 10.10
10.12	†	The Home Depot, Inc. Amended and Restated Employee Stock Purchase Plan, as amended and restated effective July 1, 2012	Form 10-Q for the fiscal quarter ended April 29, 2012, Exhibit 10.1
10.13	†	Form of Executive Officer Restricted Stock Award Pursuant to The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan	Form 10-Q for the fiscal quarter ended October 31, 2004, Exhibit 10.1
10.14	†	Form of Executive Officer Nonqualified Stock Option Award Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan	Form 8-K filed on March 13, 2009, Exhibit 10.4
10.15	†	Form of Deferred Share Award (Nonemployee Director) Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan	Form 8-K filed on November 15, 2007, Exhibit 10.1
10.16	†	Form of Equity Award Terms and Conditions Agreement Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan	Form 8-K filed on March 2, 2011, Exhibit 10.1
10.17	†	Form of Executive Officer Equity Award Terms and Conditions Agreement Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed on March 6, 2013, Exhibit 10.1
10.18	†	Form of Executive Officer Equity Award Agreement (Nonqualified Stock Option) Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed on March 8, 2016, Exhibit 10.1
10.19	†	Form of Executive Officer Equity Award Agreement (Performance Based Restricted Stock) Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed on March 8, 2016, Exhibit 10.2
10.20	†	Form of Executive Officer Equity Award Agreement (Performance Shares) Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed on March 8, 2016, Exhibit 10.3
10.21	†	Form of Deferred Share Award (Nonemployee Director) Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan	Form 10-K for the fiscal year ended January 29, 2017, Exhibit 10.21
10.22	†	Form of Executive Officer Equity Award Agreement (Performance Shares) Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed on February 28, 2018, Exhibit 10.1
10.23	†	Form of Executive Officer Equity Award Agreement (Performance Based Restricted Stock) Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed on February 28, 2018, Exhibit 10.2
10.24	†	Form of Executive Officer Equity Award Agreement (Nonqualified Stock Option) Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed on February 28, 2018, Exhibit 10.3
10.25	†	Form of Executive Officer Equity Award Agreement (Performance Shares) Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed on March 4, 2019, Exhibit 10.1

Exhibit		Description	Reference
10.26	†	Form of Executive Officer Equity Award Agreement (Performance-Based Restricted Stock) Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed on March 4, 2019, Exhibit 10.2
10.27	†	Form of Executive Officer Equity Award Agreement (Nonqualified Stock Option) Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed on March 4, 2019, Exhibit 10.3
10.28	†	Form of Executive Officer Equity Award Agreement Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed on March 2, 2020, Exhibit 10.1
10.29	†	Form of Executive Officer Restricted Stock and Stock Option Award Agreement Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 10-Q for the fiscal quarter ended November 1, 2020, Exhibit 10.4
10.30	†	Form of Executive Officer Equity Award Agreement Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed on March 1, 2021, Exhibit 10.1
10.31	†	Employment Arrangement between Craig A. Menear and The Home Depot, Inc., dated October 16, 2014	Form 10-Q for the fiscal quarter ended November 2, 2014, Exhibit 10.2
10.32	†	Employment Arrangement between Richard V. McPhail and The Home Depot, Inc., dated October 1, 2020	Form 10-Q for the fiscal quarter ended November 1, 2020, Exhibit 10.1
10.33	†	Employment Arrangement between Edward P. Decker and The Home Depot, Inc., dated October 1, 2020	Form 10-Q for the fiscal quarter ended November 1, 2020, Exhibit 10.2
10.34	†	Employment Arrangement between Ann-Marie Campbell and The Home Depot, Inc., dated October 1, 2020	Form 10-Q for the fiscal quarter ended November 1, 2020, Exhibit 10.3
10.36	†	Employment Arrangement between Matthew A. Carey and The Home Depot, Inc., dated August 22, 2008, as amended on September 3, 2008	Form 10-K for the fiscal year ended January 30, 2011, Exhibit 10.36
21	*	List of Subsidiaries of the Company
23	*	Consent of Independent Registered Public Accounting Firm
31.1	*	Certification of Chief Executive Officer and President pursuant to Rule 13a-14(a)
31.2	*	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a)
32.1	‡	Certification of Chief Executive Officer and President furnished pursuant Section 906 of the Sarbanes-Oxley Act of 2002
32.2	‡	Certification of Executive Vice President and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit		Description	Reference
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

THE HOME DEPOT, INC. (Registrant)

By:	/s/ EDWARD P. DECKER
Edward P. Decker, Chief Executive Officer and President

Date:	March 23, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 23, 2022.

Signature	Title

/s/ EDWARD P. DECKER	Chief Executive Officer, President and Director (Principal Executive Officer)
Edward P. Decker

/s/ RICHARD V. MCPHAIL	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Richard V. McPhail

/s/ STEPHEN L. GIBBS	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)
Stephen L. Gibbs

/s/ CRAIG A. MENEAR	Chair of the Board
Craig A. Menear

/s/ GERARD J. ARPEY	Director
Gerard J. Arpey

/s/ ARI BOUSBIB	Director
Ari Bousbib

/s/ JEFFERY H. BOYD	Director
Jeffery H. Boyd

/s/ GREGORY D. BRENNEMAN	Director
Gregory D. Brenneman

/s/ J. FRANK BROWN	Director
J. Frank Brown

/s/ ALBERT P. CAREY	Director
Albert P. Carey

/s/ LINDA R. GOODEN	Director
Linda R. Gooden

/s/ WAYNE M. HEWETT	Director
Wayne M. Hewett

/s/ MANUEL KADRE	Director
Manuel Kadre

/s/ STEPHANIE C. LINNARTZ	Director
Stephanie C. Linnartz

/s/ PAULA A. SANTILLI	Director
Paula A. Santilli

/s/ CARYN SEIDMAN-BECKER	Director
Caryn Seidman-Becker