Form 10-Q
period 2022-05-01
HOME DEPOT, INC.
filed 2022-05-24
CIK 354950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2022
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
1,027,754,946 shares of common stock, $0.05 par value, outstanding as of May 17, 2022

i

COMMONLY USED OR DEFINED TERMS

Term	Definition
Comparable sales	As defined in the Results of Operations section of MD&A
Exchange Act	Securities Exchange Act of 1934, as amended
fiscal 2021	Fiscal year ended January 30, 2022
fiscal 2022	Fiscal year ending January 29, 2023
GAAP	U.S. generally accepted accounting principles
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
NOPAT	Net operating profit after tax
Restoration Plan	Home Depot FutureBuilder Restoration Plan
ROIC	Return on invested capital
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SG&A	Selling, general and administrative
2021 Form 10-K	Annual Report on Form 10-K for fiscal 2021 as filed with the SEC on March 23, 2022
ii

FORWARD-LOOKING STATEMENTS
Certain statements contained herein, as well as in other filings we make with the SEC and other written and oral information we release, regarding our performance or other events or developments in the future constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may relate to, among other things, the impact of the COVID-19 pandemic and the related recovery on our business, results of operations, cash flows and financial condition (which, among other things, may affect many of the items listed below); the demand for our products and services; net sales growth; comparable sales; the effects of competition; our brand and reputation; implementation of store, interconnected retail, supply chain and technology initiatives; inventory and in-stock positions; the state of the economy; the state of the housing and home improvement markets; the state of the credit markets, including mortgages, home equity loans, and consumer credit; impact of tariffs; issues related to the payment methods we accept; demand for credit offerings; management of relationships with our associates, potential associates, suppliers and service providers; cost and availability of labor; costs of fuel and other energy sources; international trade disputes, natural disasters, climate change, public health issues (including pandemics and quarantines, related shut-downs and other governmental orders, and similar restrictions, as well as subsequent re-openings), cybersecurity events, military conflicts or acts of war, and other business interruptions that could disrupt operation of our stores, distribution centers and other facilities, our ability to operate or access communications, financial or banking systems, or supply or delivery of, or demand for, the Company’s products or services; our ability to meet environmental, social and governance (ESG) goals; continuation or suspension of share repurchases; net earnings performance; earnings per share; dividend targets; capital allocation and expenditures; liquidity; return on invested capital; expense leverage; stock-based compensation expense; commodity or other price inflation and deflation; our ability to issue debt on terms and at rates acceptable to us; the impact and expected outcome of investigations, inquiries, claims, and litigation, including compliance with related settlements; the effect of accounting charges; the effect of adopting certain accounting standards; the impact of regulatory changes, including changes to tax laws and regulations; store openings and closures; financial outlook; and the impact of acquired companies on our organization and the ability to recognize the anticipated benefits of those acquisitions.
Forward-looking statements are based on currently available information and our current assumptions, expectations and projections about future events. You should not rely on our forward-looking statements. These statements are not guarantees of future performance and are subject to future events, risks and uncertainties – many of which are beyond our control, dependent on the actions of third parties, or currently unknown to us – as well as potentially inaccurate assumptions that could cause actual results to differ materially from our historical experience and our expectations and projections. These risks and uncertainties include, but are not limited to, those described in Part II, Item 1A, “Risk Factors” and elsewhere in this report and also as may be described from time to time in future reports we file with the SEC. You should read such information in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. There also may be other factors that we cannot anticipate or that are not described herein, generally because we do not currently perceive them to be material. Such factors could cause results to differ materially from our expectations. Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements other than as required by law. You are advised, however, to review any further disclosures we make on related subjects in our filings with the SEC and in our other public statements.

iii

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
THE HOME DEPOT, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

in millions, except per share data	May 1, 2022	January 30, 2022
Assets
Current assets:
Cash and cash equivalents	$2,844	$2,343
Receivables, net	3,936	3,426
Merchandise inventories	25,297	22,068
Other current assets	1,790	1,218
Total current assets	33,867	29,055
Net property and equipment	25,166	25,199
Operating lease right-of-use assets	5,980	5,968
Goodwill	7,450	7,449
Other assets	4,104	4,205
Total assets	$76,567	$71,876

Liabilities and Stockholders' Equity
Current liabilities:
Short-term debt	$—	$1,035
Accounts payable	15,367	13,462
Accrued salaries and related expenses	2,008	2,426
Sales taxes payable	1,139	848
Deferred revenue	3,675	3,596
Current installments of long-term debt	2,463	2,447
Current operating lease liabilities	859	830
Other accrued expenses	4,876	4,049
Total current liabilities	30,387	28,693
Long-term debt, excluding current installments	39,158	36,604
Long-term operating lease liabilities	5,335	5,353
Other long-term liabilities	3,396	2,922
Total liabilities	78,276	73,572

Common stock, par value $0.05; authorized: 10,000 shares; issued: 1,793 shares at May 1, 2022 and 1,792 shares at January 30, 2022; outstanding: 1,029 shares at May 1, 2022 and 1,035 shares at January 30, 2022	90	90
Paid-in capital	12,079	12,132
Retained earnings	69,849	67,580
Accumulated other comprehensive loss	(683)	(704)
Treasury stock, at cost, 764 shares at May 1, 2022 and 757 shares at January 30, 2022	(83,044)	(80,794)
Total stockholders’ (deficit) equity	(1,709)	(1,696)
Total liabilities and stockholders’ equity	$76,567	$71,876
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended
in millions, except per share data	May 1, 2022	May 2, 2021
Net sales	$38,908	$37,500
Cost of sales	25,763	24,758
Gross profit	13,145	12,742
Operating expenses:
Selling, general and administrative	6,610	6,374
Depreciation and amortization	606	587
Total operating expenses	7,216	6,961
Operating income	5,929	5,781
Interest and other (income) expense:
Interest income and other, net	(3)	(6)
Interest expense	372	339
Interest and other, net	369	333
Earnings before provision for income taxes	5,560	5,448
Provision for income taxes	1,329	1,303
Net earnings	$4,231	$4,145

Basic weighted average common shares	1,030	1,071
Basic earnings per share	$4.11	$3.87

Diluted weighted average common shares	1,034	1,075
Diluted earnings per share	$4.09	$3.86
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
in millions	May 1, 2022	May 2, 2021
Net earnings	$4,231	$4,145
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	20	34
Cash flow hedges	1	2
Other	—	27
Total other comprehensive income (loss), net of tax	21	63
Comprehensive income	$4,252	$4,208
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended
in millions	May 1, 2022	May 2, 2021
Common Stock:
Balance at beginning of period	$90	$89
Shares issued under employee stock plans	—	1
Balance at end of period	90	90

Paid-in Capital:
Balance at beginning of period	12,132	11,540
Shares issued under employee stock plans	(154)	(117)
Stock-based compensation expense	101	132
Balance at end of period	12,079	11,555

Retained Earnings:
Balance at beginning of period	67,580	58,134
Net earnings	4,231	4,145
Cash dividends	(1,962)	(1,775)
Balance at end of period	69,849	60,504

Accumulated Other Comprehensive Income (Loss):
Balance at beginning of period	(704)	(671)
Foreign currency translation adjustments, net of tax	20	34
Cash flow hedges, net of tax	1	2
Other, net of tax	—	27
Balance at end of period	(683)	(608)

Treasury Stock:
Balance at beginning of period	(80,794)	(65,793)
Repurchases of common stock	(2,250)	(4,000)
Balance at end of period	(83,044)	(69,793)
Total stockholders' (deficit) equity	$(1,709)	$1,748
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
in millions	May 1, 2022	May 2, 2021
Cash Flows from Operating Activities:
Net earnings	$4,231	$4,145
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization	727	703
Stock-based compensation expense	115	146
Changes in receivables, net	(489)	(640)
Changes in merchandise inventories	(3,226)	(2,519)
Changes in other current assets	(589)	(277)
Changes in accounts payable and accrued expenses	1,744	3,013
Changes in deferred revenue	79	586
Changes in income taxes payable	1,121	1,138
Changes in deferred income taxes	(44)	(87)
Other operating activities	120	102
Net cash provided by operating activities	3,789	6,310

Cash Flows from Investing Activities:
Capital expenditures	(704)	(524)
Other investing activities	3	(4)
Net cash used in investing activities	(701)	(528)

Cash Flows from Financing Activities:
Repayments of short-term debt, net	(1,035)	—
Proceeds from long-term debt, net of discounts	3,957	—
Repayments of long-term debt	(1,054)	(1,390)
Repurchases of common stock	(2,308)	(3,788)
Proceeds from sales of common stock	5	13
Cash dividends	(1,962)	(1,775)
Other financing activities	(182)	(130)
Net cash used in financing activities	(2,579)	(7,070)
Change in cash and cash equivalents	509	(1,288)
Effect of exchange rate changes on cash and cash equivalents	(8)	41
Cash and cash equivalents at beginning of period	2,343	7,895
Cash and cash equivalents at end of period	$2,844	$6,648

Supplemental Disclosures:
Cash paid for interest, net of interest capitalized	$415	$382
Cash paid for income taxes	213	226
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
The Home Depot, Inc., together with its subsidiaries (the “Company,” “Home Depot,” “we,” “our” or “us”), is a home improvement retailer that sells a wide assortment of building materials, home improvement products, lawn and garden products, décor items, and facilities maintenance, repair and operations products, and provides a number of services, in stores and online. We operate in the U.S. (including the Commonwealth of Puerto Rico and the territories of the U.S. Virgin Islands and Guam), Canada, and Mexico, each representing one of our three operating segments, which we aggregate into one reportable segment due to their similar operating and financial characteristics.
Basis of Presentation
The accompanying consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2021 Form 10-K.
There were no significant changes to our significant accounting policies as disclosed in the 2021 Form 10-K.
Recent Accounting Pronouncements
We did not adopt any new accounting pronouncements during the three months ended May 1, 2022 that had a material impact on our consolidated financial condition, results of operations or cash flows. Recent accounting pronouncements pending adoption not discussed in the 2021 Form 10-K are either not applicable or will not have or are not expected to have a material impact on our consolidated financial condition, results of operations or cash flows.
2.NET SALES
The following table presents net sales, classified by geography:

	Three Months Ended
in millions	May 1, 2022	May 2, 2021
Net sales – in the U.S.	$36,006	$34,717
Net sales – outside the U.S.	2,902	2,783
Net sales	$38,908	$37,500
The following table presents net sales by products and services:

	Three Months Ended
in millions	May 1, 2022	May 2, 2021
Net sales – products	$37,465	$36,271
Net sales – services	1,443	1,229
Net sales	$38,908	$37,500
The following table presents major product lines and the related merchandising departments (and related services):

Major Product Line	Merchandising Departments
Building Materials	Building Materials, Electrical/Lighting, Lumber, Millwork, and Plumbing
Décor	Appliances, Décor/Storage, Flooring, Kitchen and Bath, and Paint
Hardlines	Hardware, Indoor Garden, Outdoor Garden, and Tools

The following table presents net sales by major product lines (and related services):

	Three Months Ended
in millions	May 1, 2022	May 2, 2021
Building Materials	$14,869	$13,660
Décor	12,874	11,882
Hardlines	11,165	11,958
Net sales	$38,908	$37,500
Deferred Revenue
For products and services sold in stores or online, payment is typically due at the point of sale. When we receive payment from customers before the customer has taken possession of the merchandise or the service has been performed, the amount received is recorded as deferred revenue until the sale or service is complete. Such performance obligations are part of contracts with expected original durations of typically three months or less. As of May 1, 2022 and January 30, 2022, deferred revenue for products and services was $2.7 billion and $2.6 billion, respectively.
We further record deferred revenue for the sale of gift cards and recognize the associated revenue upon the redemption of those gift cards, which generally occurs within six months of gift card issuance. As of May 1, 2022 and January 30, 2022, our performance obligations for unredeemed gift cards were $944 million and $1.0 billion, respectively. Gift card breakage income, which is our estimate of the portion of our gift card balance not expected to be redeemed, was immaterial during the three months ended May 1, 2022 and May 2, 2021.
3.PROPERTY AND LEASES
Net Property and Equipment
Net property and equipment includes accumulated depreciation and amortization of $26.6 billion as of May 1, 2022 and $26.1 billion as of January 30, 2022.
Leases
The following table presents the consolidated balance sheet location of assets and liabilities related to operating and finance leases:

in millions	Consolidated Balance Sheet Classification	May 1, 2022	January 30, 2022
Assets:
Operating lease assets	Operating lease right-of-use assets	$5,980	$5,968
Finance lease assets (1)	Net property and equipment	2,972	2,896
Total lease assets		$8,952	$8,864

Liabilities:
Current:
Operating lease liabilities	Current operating lease liabilities	$859	$830
Finance lease liabilities	Current installments of long-term debt	214	198
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	5,335	5,353
Finance lease liabilities	Long-term debt, excluding current installments	3,112	3,038
Total lease liabilities		$9,520	$9,419
—————
(1) Finance lease assets are recorded net of accumulated amortization of $1.1 billion as of May 1, 2022 and $1.0 billion as of January 30, 2022.

The following table presents supplemental non-cash information related to leases:

	Three Months Ended
in millions	May 1, 2022	May 2, 2021
Lease assets obtained in exchange for new operating lease liabilities	$256	$164
Lease assets obtained in exchange for new finance lease liabilities	148	200
4.DEBT AND DERIVATIVE INSTRUMENTS
Short-Term Debt
We have commercial paper programs that allow for borrowings up to $3.0 billion. All of our short-term borrowings in the first three months of fiscal 2022 were under these commercial paper programs, and the maximum amount outstanding at any time was $2.7 billion. In connection with these programs, we have back-up credit facilities with a consortium of banks for borrowings of up to $3.0 billion, which consist of a five-year $2.0 billion credit facility scheduled to expire in December 2023 and a 364-day $1.0 billion credit facility scheduled to expire in December 2022. At May 1, 2022, there were no outstanding borrowings under our commercial paper programs, and at January 30, 2022, we had $1.0 billion of outstanding borrowings under our commercial paper programs.
Long-Term Debt
March 2022 Issuance. In March 2022, we issued four tranches of senior notes.
•The first tranche consisted of $500 million of 2.70% senior notes due April 15, 2025 (the “2025 notes”) at a discount of $1 million. Interest on the 2025 notes is due semi-annually on April 15 and October 15 of each year, beginning October 15, 2022.
•The second tranche consisted of $750 million of 2.875% senior notes due April 15, 2027 (the “2027 notes”) at a discount of $4 million. Interest on the 2027 notes is due semi-annually on April 15 and October 15 of each year, beginning October 15, 2022.
•The third tranche consisted of $1.25 billion of 3.25% senior notes due April 15, 2032 (the “2032 notes”) at a discount of $6 million. Interest on the 2032 notes is due semi-annually on April 15 and October 15 of each year, beginning October 15, 2022.
•The fourth tranche consisted of $1.5 billion of 3.625% senior notes due April 15, 2052 (the “2052 notes”) at a discount of $32 million (together with the 2025 notes, the 2027 notes, and the 2032 notes, the “March 2022 issuance”). Interest on the 2052 notes is due semi-annually on April 15 and October 15 of each year, beginning October 15, 2022.
•Issuance costs for the March 2022 issuance totaled $22 million.
The 2025 notes, 2027 notes, 2032 notes, and 2052 notes may be redeemed by us at any time, in whole or in part, at the redemption price plus accrued interest up to the redemption date. Prior to the Par Call Date, as defined in the notes, the redemption price is equal to the greater of (1) 100% of the principal amount of the notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest to the Par Call Date. On or after the Par Call Date, the redemption price is equal to 100% of the principal amount of the notes. Additionally, if a Change in Control Triggering Event occurs, as defined in the notes, holders of all such notes have the right to require us to redeem those notes at 101% of the aggregate principal amount of the notes plus accrued interest up to the redemption date.
The indenture governing the notes does not generally limit our ability to incur additional indebtedness or require us to maintain financial ratios or specified levels of net worth or liquidity. The indenture governing the notes contains various customary covenants; however, none are expected to impact our liquidity or capital resources.
Repayments. In March 2022, we repaid our $700 million 3.25% senior notes and $300 million floating rate senior notes at maturity. In May 2022, subsequent to the end of our first fiscal quarter, we fully repaid our $1.25 billion 2.625% senior notes, which had a maturity date of June 2022, at the Par Call Date for the notes.

Derivative Instruments and Hedging Activities
We had outstanding interest rate swap agreements with combined notional amounts of $5.4 billion at both May 1, 2022 and January 30, 2022. These agreements are accounted for as fair value hedges that swap fixed for variable rate interest to hedge changes in the fair values of certain senior notes. At May 1, 2022, the fair values of these agreements totaled $652 million, with $660 million recognized in other long-term liabilities and $8 million recognized in other assets on the consolidated balance sheet. At January 30, 2022, the fair values of these agreements totaled $191 million, with $249 million recognized in other long-term liabilities and $58 million recognized in other assets on the consolidated balance sheet.
All of our interest rate swap agreements designated as fair value hedges meet the shortcut method requirements under GAAP. Accordingly, the changes in the fair values of these agreements offset the changes in the fair value of the hedged long-term debt.
There were no material changes to the other hedging arrangements disclosed in our 2021 Form 10-K, and all related activity was immaterial for the periods presented within this document.
Collateral. We generally enter into master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit our credit risk, we enter into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain derivative instruments exceeds or falls below contractually established thresholds. The cash collateral posted by the Company related to derivative instruments under our collateral security arrangements was $489 million as of May 1, 2022, which was recorded in other current assets on the consolidated balance sheet. We did not hold any cash collateral as of May 1, 2022, and cash collateral both held and posted was immaterial as of January 30, 2022.
5. STOCKHOLDERS' EQUITY
Stock Rollforward
The following table presents a reconciliation of the number of shares of our common stock and cash dividends per share:

shares in millions	Three Months Ended
	May 1, 2022	May 2, 2021
Common stock:
Balance at beginning of period	1,792	1,789
Shares issued under employee stock plans	1	1
Balance at end of period	1,793	1,790
Treasury stock:
Balance at beginning of period	(757)	(712)
Repurchases of common stock	(7)	(13)
Balance at end of period	(764)	(725)
Shares outstanding at end of period	1,029	1,065

Cash dividends per share	$1.90	$1.65

Share Repurchases
In May 2021, our Board of Directors approved a $20.0 billion share repurchase authorization that replaced the previous authorization. This new authorization does not have a prescribed expiration date. As of May 1, 2022, approximately $7.4 billion of the $20.0 billion share repurchase authorization remained available.
The following table presents information about our repurchases of common stock, all of which were completed through open market purchases:

in millions	Three Months Ended
	May 1, 2022	May 2, 2021
Total number of shares repurchased	7	13
Total cost of shares repurchased	$2,250	$4,000
These amounts may differ from the repurchases of common stock amounts in the consolidated statements of cash flows due to unsettled share repurchases at the end of a period.
6.FAIR VALUE MEASUREMENTS
The fair value of an asset is considered to be the price at which the asset could be sold in an orderly transaction between unrelated knowledgeable and willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, rather than the amount that would be paid to settle the liability with the creditor. Assets and liabilities recorded at fair value are measured using a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The levels of the fair value hierarchy are:
•Level 1: observable inputs such as quoted prices in active markets for identical assets or liabilities;
•Level 2: inputs other than quoted prices in active markets in Level 1 that are either directly or indirectly observable; and
•Level 3: unobservable inputs for which little or no market data exists, therefore requiring management judgment to develop the Company’s own models with estimates and assumptions.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the assets and liabilities that are measured at fair value on a recurring basis:

	May 1, 2022			January 30, 2022
in millions	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative agreements – assets	$—	$8	$—	$—	$58	$—
Derivative agreements – liabilities	—	(661)	—	—	(249)	—
Total	$—	$(653)	$—	$—	$(191)	$—
The fair values of our derivative instruments are determined using an income approach and Level 2 inputs, which include the respective interest rate or foreign currency forward curves and discount rates. Our derivative instruments are discussed further in Note 4.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Long-lived assets, goodwill, and other intangible assets are subject to nonrecurring fair value measurement for the assessment of impairment. We did not have any material assets or liabilities that were measured at fair value on a nonrecurring basis during the three months ended May 1, 2022 or May 2, 2021.
Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents, receivables, accounts payable, and short-term debt approximate fair value due to their short-term nature.
The following table presents the aggregate fair values and carrying values of our senior notes:

	May 1, 2022		January 30, 2022
in millions	Fair Value (Level 1)	Carrying Value	Fair Value (Level 1)	Carrying Value
Senior notes	$36,896	$38,295	$39,397	$35,815

7.WEIGHTED AVERAGE COMMON SHARES
The following table presents the reconciliation of our basic to diluted weighted average common shares:

	Three Months Ended
in millions	May 1, 2022	May 2, 2021
Basic weighted average common shares	1,030	1,071
Effect of potentially dilutive securities (1)	4	4
Diluted weighted average common shares	1,034	1,075

Anti-dilutive securities excluded from diluted weighted average common shares	1	—
—————
(1)    Represents the dilutive impact of stock-based awards.
8.CONTINGENCIES
We are involved in litigation arising in the normal course of business. In management’s opinion, any such litigation is not expected to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
The Home Depot, Inc.:
Results of Review of Interim Financial Information
We have reviewed the consolidated balance sheet of The Home Depot, Inc. and its subsidiaries (the “Company”) as of May 1, 2022, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for the three-month periods ended May 1, 2022 and May 2, 2021, and the related notes (collectively, the “consolidated interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of January 30, 2022, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for the fiscal year then ended (not presented herein); and in our report dated March 23, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 30, 2022, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
May 23, 2022

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion provides an analysis of the Company’s financial condition and results of operations from management's perspective and should be read in conjunction with the consolidated financial statements and related notes included in this report and in the 2021 Form 10-K and with our MD&A included in the 2021 Form 10-K. Our MD&A includes the following sections:
•Executive Summary
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Policies
Executive Summary
The following table presents quarter-to-date highlights of our financial performance:

dollars in millions, except per share data	Three Months Ended
	May 1, 2022	May 2, 2021
Net sales	$38,908	$37,500
Net earnings	4,231	4,145

Diluted earnings per share	$4.09	$3.86

Net cash provided by operating activities	$3,789	$6,310
Proceeds from long-term debt, net of discounts	3,957	—
Repayments of long-term debt	1,054	1,390
Repurchases of common stock	2,308	3,788
We reported net sales of $38.9 billion in the first quarter of fiscal 2022. Net earnings were $4.2 billion, or $4.09 per diluted share.
We lost one store in the U.S. during the first quarter of fiscal 2022 due to a fire, resulting in a total store count of 2,316 at May 1, 2022. A total of 311 stores, or 13.4%, were located in Canada and Mexico. For the first quarter of fiscal 2022, sales per retail square foot were $621.99. Our inventory turnover ratio was 4.4 times at the end of the first quarter of fiscal 2022, compared to 5.5 times at the end of the first quarter of fiscal 2021. The decrease in our inventory turnover ratio was primarily driven by an increase in average inventory levels during the first quarter of fiscal 2022, which primarily resulted from the strong demand environment, the impact of inflation, and the delayed start to spring.
We generated $3.8 billion of cash flow from operations and issued $4.0 billion of long-term debt, net of discounts, during the first three months of fiscal 2022. This cash flow, together with cash on hand, was used to fund cash payments of $2.3 billion for share repurchases, repay an aggregate of $2.1 billion of long-term and short-term debt, pay $2.0 billion of dividends, and fund $704 million in capital expenditures. In February 2022, we announced a 15% increase in our quarterly cash dividend to $1.90 per share.
Our ROIC for the trailing twelve-month period was 45.3% at the end of the first quarter of fiscal 2022 and 45.1% at the end of the first quarter of fiscal 2021. See the “Non-GAAP Financial Measures” section below for our definition and calculation of ROIC, as well as a reconciliation of NOPAT, a non-GAAP financial measure, to net earnings (the most comparable GAAP financial measure).

Results of Operations
The following table presents the percentage relationship between net sales and major categories in our consolidated statements of earnings.
Fiscal 2022 and Fiscal 2021 Three Month Comparisons

	Three Months Ended
	May 1, 2022		May 2, 2021
dollars in millions	$	% of Net Sales	$	% of Net Sales
Net sales	$38,908		$37,500
Gross profit	13,145	33.8%	12,742	34.0%
Operating expenses:
Selling, general and administrative	6,610	17.0	6,374	17.0
Depreciation and amortization	606	1.6	587	1.6
Total operating expenses	7,216	18.5	6,961	18.6
Operating income	5,929	15.2	5,781	15.4
Interest and other (income) expense:
Interest income and other, net	(3)	—	(6)	—
Interest expense	372	1.0	339	0.9
Interest and other, net	369	0.9	333	0.9
Earnings before provision for income taxes	5,560	14.3	5,448	14.5
Provision for income taxes	1,329	3.4	1,303	3.5
Net earnings	$4,231	10.9%	$4,145	11.1%
—————
Note: Certain percentages may not sum to totals due to rounding.

	Three Months Ended
Selected financial and sales data:	May 1, 2022	May 2, 2021	% Change
Comparable sales (% change)	2.2%	31.0%	N/A
Comparable customer transactions (% change) (1)	(8.4)%	19.1%	N/A
Comparable average ticket (% change) (1)	11.2%	10.3%	N/A
Customer transactions (in millions) (1)	410.7	447.2	(8.2)%
Average ticket (1) (2)	$91.72	$82.37	11.4%
Sales per retail square foot (1) (3)	$621.99	$605.60	2.7%
Diluted earnings per share	$4.09	$3.86	6.0%
—————
(1)Does not include results for HD Supply.
(2)Average ticket represents the average price paid per transaction and is used by management to monitor the performance of the Company, as it represents a primary driver in measuring sales performance.
(3)Sales per retail square foot represents annualized sales divided by retail store square footage. Sales per retail square foot is a measure of the efficiency of sales based on the total square footage of our stores and is used by management to monitor the performance of the Company’s retail operations as an indicator of the productivity of owned and leased square footage for these retail operations.

Sales. We assess our sales performance by evaluating both net sales and comparable sales.
Net Sales. Net sales for the first quarter of fiscal 2022 increased $1.4 billion, or 3.8%, to $38.9 billion from $37.5 billion for the first quarter of fiscal 2021. The increase in net sales for the first quarter of fiscal 2022 primarily reflected the impact of positive comparable sales driven by an increase in comparable average ticket, offset by a decrease in comparable customer transactions. A stronger U.S. dollar negatively impacted net sales by $23 million in the first quarter of fiscal 2022.
Online sales, which consist of sales generated online through our websites for products picked up at our stores or delivered to customer locations, represented 14.3% of net sales and grew by 3.7% during the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021. The increase in online sales for the first quarter of fiscal 2022 was driven by customers continuing to leverage our digital platforms for their shopping needs.
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
Total comparable sales increased 2.2% for the first quarter of fiscal 2022, reflecting an 11.2% increase in comparable average ticket, partially offset by an 8.4% decrease in comparable customer transactions compared to the first quarter of fiscal 2021. The increase in comparable average ticket was primarily driven by inflation, as well as demand for new and innovative products. The decrease in comparable customer transactions was primarily due to lapping comparable transactions of 19.1% that we experienced in the first quarter of fiscal 2021 and the impact of the delayed start to spring in fiscal 2022.
During the first quarter of fiscal 2022, 11 of our 14 merchandising departments posted positive comparable sales, led by Plumbing, Building Materials, Millwork, and Paint. Our Outdoor and Indoor Garden departments had double-digit negative comparable sales due to the late arrival of spring this year, and our Appliances department had slightly negative comparable sales, which were impacted by a shift in event timing into the second quarter of fiscal 2022.
Gross Profit. Gross profit for the first quarter of fiscal 2022 increased 3.2% to $13.1 billion from $12.7 billion for the first quarter of fiscal 2021. Gross profit as a percentage of net sales, or gross profit margin, was 33.8% for the first quarter of fiscal 2022 compared to 34.0% for the first quarter of fiscal 2021. The decrease in gross profit margin during the first quarter of fiscal 2022 was primarily driven by investments in our supply chain network, rate and mix pressure from lumber, and higher product and transportation costs offset by the benefit from higher retail prices.
Operating Expenses. Our operating expenses are composed of SG&A and depreciation and amortization.
Selling, General & Administrative. SG&A for the first quarter of fiscal 2022 increased $236 million, or 3.7%, to $6.6 billion from $6.4 billion for the first quarter of fiscal 2021. As a percentage of net sales, SG&A was 17.0% for the first quarter of both fiscal 2022 and fiscal 2021, primarily reflecting leverage from a positive comparable sales environment, offset by wage investments for hourly associates as well as increased operational costs, including investments designed to drive efficiencies in our stores.
Depreciation and Amortization. Depreciation and amortization for the first quarter of fiscal 2022 increased $19 million, or 3.2%, to $606 million from $587 million for the first quarter of fiscal 2021. As a percentage of net sales, depreciation and amortization was 1.6% for the first quarter of both fiscal 2022 and fiscal 2021, primarily reflecting leverage from a positive comparable sales environment, offset by increased depreciation expense from strategic investments in the business.
Interest and Other, net. Interest and other, net, was $369 million for the first quarter of fiscal 2022 compared to $333 million for the first quarter of fiscal 2021. Interest and other, net, as a percentage of net sales was 0.9% for the first quarter of both fiscal 2022 and fiscal 2021, primarily reflecting higher interest expense due to higher debt balances during the first quarter of fiscal 2022, offset by leverage from a positive comparable sales environment.
Provision for Income Taxes. Our combined effective income tax rate was 23.9% for the first quarter of both fiscal 2022 and fiscal 2021.
Diluted Earnings per Share. Diluted earnings per share were $4.09 for the first quarter of fiscal 2022 compared to $3.86 for the first quarter of fiscal 2021. The increase in diluted earnings per share was driven by lower diluted shares due to share repurchases, as well as higher net earnings during the first quarter of fiscal 2022.

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
The following table presents the calculation of ROIC, together with a reconciliation of NOPAT to net earnings (the most comparable GAAP measure):

	Twelve Months Ended
dollars in millions	May 1, 2022	May 2, 2021
Net earnings	$16,519	$14,766
Interest and other, net	1,339	1,326
Provision for income taxes	5,330	4,691
Operating income	23,188	20,783
Income tax adjustment (1)	(5,628)	(5,012)
NOPAT	$17,560	$15,771

Average debt and equity	$38,761	$34,970

ROIC	45.3%	45.1%
—————
(1)Income tax adjustment is defined as operating income multiplied by our effective tax rate for the trailing twelve months.
Liquidity and Capital Resources
At May 1, 2022, we had $2.8 billion in cash and cash equivalents, of which $604 million was held by our foreign subsidiaries. We believe that our current cash position, cash flow generated from operations, funds available from our commercial paper programs, and access to the long-term debt capital markets should be sufficient not only for our operating requirements but also to enable us to invest in the business through capital expenditures, fund dividend payments, fund any share repurchases, make any required debt payments, and satisfy other contractual obligations through the next several fiscal years. In addition, we believe that we have the ability to obtain alternative sources of financing, if necessary.
Our material cash requirements include contractual and other obligations arising in the normal course of business. These obligations primarily include long-term debt and related interest payments, operating and finance lease obligations, and purchase obligations.
In addition to our cash requirements, we follow a disciplined approach to capital allocation. This approach first prioritizes investing in the business followed by paying dividends, with the intent of then returning excess cash to shareholders in the form of share repurchases. For fiscal 2022, we plan to invest approximately $3 billion back into the business in the form of capital expenditures, in line with our expectation of approximately two percent of net sales on an annual basis. However, we may adjust our capital expenditures to support the operations of the business, to enhance long-term strategic positioning, or in response to the economic environment, as necessary or appropriate.
During the first three months of fiscal 2022, we paid cash dividends of $2.0 billion to shareholders. In February 2022, we also announced a 15% increase in our quarterly cash dividend from $1.65 to $1.90 per share. We intend to pay a dividend in the future; however, any future dividend is subject to declaration by our Board of Directors based on our earnings, capital requirements, financial condition, and other factors considered relevant by our Board of Directors.

In May 2021, our Board of Directors approved a $20.0 billion share repurchase authorization, of which $7.4 billion remained available as of May 1, 2022. This new authorization replaced the previous authorization and does not have a prescribed expiration date. During the first three months of fiscal 2022, we had cash payments of $2.3 billion for repurchases of our common stock through open market purchases. The amount and continuation of our share repurchases will be influenced by the evolving economic environment and business conditions.
Debt
We have commercial paper programs that allow for borrowings up to $3.0 billion. In connection with these programs, we have back-up credit facilities with a consortium of banks for borrowings up to $3.0 billion, which consist of a five-year $2.0 billion credit facility scheduled to expire in December 2023 and a 364-day $1.0 billion credit facility scheduled to expire in December 2022. At May 1, 2022, there were no outstanding borrowings under our commercial paper programs, and we were in compliance with all of the covenants contained in our credit facilities, none of which are expected to impact our liquidity or capital resources.
We also issue senior notes from time to time as part of our capital management strategy. In March 2022, we issued $4.0 billion of senior notes. The net proceeds from this issuance are being used for general corporate purposes, including repayment of outstanding indebtedness and repurchases of shares of our common stock, subject to market conditions and other business considerations. In March 2022, we also repaid $1.0 billion of senior notes at maturity. In May 2022, subsequent to the end of our first fiscal quarter, we fully repaid $1.25 billion of senior notes, which had a maturity date in June 2022, at the Par Call Date for the notes.
The indentures governing our senior notes do not generally limit our ability to incur additional indebtedness or require us to maintain financial ratios or specified levels of net worth or liquidity. The indentures governing our notes contain various customary covenants; however, none are expected to impact our liquidity or capital resources. See Note 4 to our consolidated financial statements for further discussion of our debt arrangements.
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
Net cash provided by operating activities decreased by $2.5 billion in the first three months of fiscal 2022 compared to the first three months of fiscal 2021, primarily driven by changes in working capital, slightly offset by an increase in net earnings. Working capital was primarily impacted by timing of vendor payments, along with higher merchandise inventories at the end of the first quarter of fiscal 2022 resulting from several factors, including product and transportation cost inflation, a high demand environment, actions taken to improve in-stocks, and a delayed start to spring.
Investing Activities. Cash used in investing activities increased by $173 million in the first three months of fiscal 2022 compared to the first three months of fiscal 2021, primarily resulting from increased capital expenditures.
Financing Activities. Cash used in financing activities in the first three months of fiscal 2022 primarily reflected $2.3 billion of share repurchases, $2.0 billion of cash dividends paid, $1.1 billion of repayments of long-term debt, and $1.0 billion of repayments for short-term debt, partially offset by $4.0 billion of net proceeds from long-term debt. Cash used in financing activities in the first three months of fiscal 2021 primarily reflected $3.8 billion of share repurchases, $1.8 billion of cash dividends paid, and $1.4 billion of repayments of long-term debt.
Critical Accounting Policies
During the first three months of fiscal 2022, there were no changes to our critical accounting policies as disclosed in the 2021 Form 10-K. Refer to Note 1 of our consolidated financial statements for further discussion regarding our significant accounting policies.
Additional Information
For information on accounting pronouncements that have impacted or are expected to materially impact our consolidated financial condition, results of operations or cash flows, see Note 1 to our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risk results primarily from fluctuations in interest rates in connection with our long-term debt portfolio. We are also exposed to risks from foreign currency exchange rate fluctuations on the translation of our foreign operations into U.S. dollars and on the purchase of goods by these foreign operations that are not denominated in their local currencies. Additionally, we may experience inflation and deflation related to our purchase of certain commodity products. There have been no material changes to our exposure to market risks, including the instruments we use to manage our exposure to such risks, from those disclosed in the 2021 Form 10-K.
Item 4. Controls and Procedures.
Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) and concluded that our disclosure controls and procedures were effective as of May 1, 2022.
We are in the process of an ongoing business transformation initiative, which includes upgrading and migrating certain accounting and finance systems. We plan to continue to migrate additional business processes over the course of the next few years and have modified and will continue to modify the design and implementation of certain internal control processes as the integration continues.
Except as described above, there were no other changes in our internal control over financial reporting during the fiscal quarter ended May 1, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed under Item 1A, “Risk Factors” and elsewhere in the 2021 Form 10-K. These risks and uncertainties could materially and adversely affect our business, consolidated financial condition, results of operations, or cash flows. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently do not consider material to our business. There have been no material changes in the risk factors discussed in the 2021 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table presents the number and average price of shares purchased in each fiscal month of the first quarter of fiscal 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
January 31, 2022 – February 27, 2022	1,645,383	$347.07	1,626,917	$9,053,183,815
February 28, 2022 – March 27, 2022	627,670	319.18	279,283	8,963,898,777
March 28, 2022 – May 1, 2022	5,209,451	306.35	5,208,219	7,368,369,778
Total	7,482,504	316.38	7,114,419
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

SALES OF UNREGISTERED SECURITIES
During the first quarter of fiscal 2022, we issued 556 deferred stock units under The Home Depot, Inc. Nonemployee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of the SEC’s Regulation D thereunder. The deferred stock units were credited during the first quarter of fiscal 2022 to the accounts of those non-employee directors who elected to receive all or a portion of board retainers in the form of deferred stock units instead of cash. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.
During the first quarter of fiscal 2022, we credited 12,814 deferred stock units to participant accounts under the Restoration Plan pursuant to an exemption from the registration requirements of the Securities Act for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.
Item 6. Exhibits.
Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the references in brackets. All other exhibits are filed or furnished herewith.

Exhibit		Description
3.1	*	Amended and Restated Certificate of Incorporation of The Home Depot, Inc.
[Form 10-Q filed on September 1, 2011, Exhibit 3.1]
3.2	*	By-Laws of The Home Depot, Inc. (Amended and Restated Effective February 28, 2019)
[Form 8-K filed on March 4, 2019, Exhibit 3.2]
4.1	*	Form of 2.700% Note due April 15, 2025 [Form 8-K filed on March 28, 2022, Exhibit 4.2]
4.2	*	Form of 2.875% Note due April 15, 2027 [Form 8-K filed on March 28, 2022, Exhibit 4.3]
4.3	*	Form of 3.250% Note due April 15, 2032 [Form 8-K filed on March 28, 2022, Exhibit 4.4]
4.4	*	Form of 3.625% Note due April 15, 2052 [Form 8-K filed on March 28, 2022, Exhibit 4.5]
10.1	†	Employment Arrangement between Edward P. Decker and The Home Depot, Inc., dated February 24, 2022
10.2	†	Employment Arrangement between Craig A. Menear and The Home Depot, Inc., dated February 24, 2022
10.3	†	Employment Arrangement between Matthew A. Carey and The Home Depot, Inc., dated April 19, 2022
15.1		Acknowledgement of Independent Registered Public Accounting Firm
31.1		Certification of the Chief Executive Officer and President pursuant to Rule 13a-14(a)
31.2		Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a)
32.1		Certification of the Chief Executive Officer and President furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of the Executive Vice President and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
—————
† Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HOME DEPOT, INC. (Registrant)

By:	/s/ EDWARD P. DECKER
Edward P. Decker, Chief Executive Officer and President (Principal Executive Officer)

/s/ RICHARD V. MCPHAIL
Richard V. McPhail, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ STEPHEN L. GIBBS
Stephen L. Gibbs, Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

Date:	May 23, 2022