Form 10-Q
period 2022-07-31
HOME DEPOT, INC.
filed 2022-08-23
CIK 354950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2022
or
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
1,023,726,443 shares of common stock, $0.05 par value, outstanding as of August 16, 2022

i

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
ii

FORWARD-LOOKING STATEMENTS
Certain statements contained herein, as well as in other filings we make with the SEC and other written and oral information we release, regarding our performance or other events or developments in the future constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may relate to, among other things, the impact of the COVID-19 pandemic and the related recovery on our business, results of operations, cash flows and financial condition (which, among other things, may affect many of the items listed below); the demand for our products and services; net sales growth; comparable sales; the effects of competition; our brand and reputation; implementation of store, interconnected retail, supply chain and technology initiatives; inventory and in-stock positions; the state of the economy; the state of the housing and home improvement markets; the state of the credit markets, including mortgages, home equity loans, and consumer credit; impact of tariffs; issues related to the payment methods we accept; demand for credit offerings; management of relationships with our associates, potential associates, suppliers and service providers; cost and availability of labor; costs of fuel and other energy sources; international trade disputes, natural disasters, climate change, public health issues (including pandemics and quarantines, related shut-downs and other governmental orders, and similar restrictions, as well as subsequent re-openings), cybersecurity events, military conflicts or acts of war, and other business interruptions that could disrupt operation of our stores, distribution centers and other facilities, our ability to operate or access communications, financial or banking systems, or supply or delivery of, or demand for, the Company’s products or services; our ability to meet environmental, social and governance (“ESG”) goals; continuation or suspension of share repurchases; net earnings performance; earnings per share; dividend targets; capital allocation and expenditures; liquidity; return on invested capital; expense leverage; commodity or other price inflation and deflation; our ability to issue debt on terms and at rates acceptable to us; the impact and expected outcome of investigations, inquiries, claims, and litigation, including compliance with related settlements; the effect of accounting charges; the effect of adopting certain accounting standards; the impact of regulatory changes, including changes to tax laws and regulations; store openings and closures; financial outlook; and the impact of acquired companies on our organization and the ability to recognize the anticipated benefits of those acquisitions.
Forward-looking statements are based on currently available information and our current assumptions, expectations and projections about future events. You should not rely on our forward-looking statements. These statements are not guarantees of future performance and are subject to future events, risks and uncertainties – many of which are beyond our control, dependent on the actions of third parties, or currently unknown to us – as well as potentially inaccurate assumptions that could cause actual results to differ materially from our historical experience and our expectations and projections. These risks and uncertainties include, but are not limited to, those described in Part II, Item 1A, Risk Factors and elsewhere in this report and also as may be described from time to time in future reports we file with the SEC. You should read such information in conjunction with our consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report. There also may be other factors that we cannot anticipate or that are not described herein, generally because we do not currently perceive them to be material. Such factors could cause results to differ materially from our expectations. Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements other than as required by law. You are advised, however, to review any further disclosures we make on related subjects in our filings with the SEC and in our other public statements.

iii

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
THE HOME DEPOT, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

in millions, except per share data	July 31, 2022	January 30, 2022
Assets
Current assets:
Cash and cash equivalents	$1,259	$2,343
Receivables, net	3,725	3,426
Merchandise inventories	26,088	22,068
Other current assets	1,869	1,218
Total current assets	32,941	29,055
Net property and equipment	25,247	25,199
Operating lease right-of-use assets	6,132	5,968
Goodwill	7,451	7,449
Other assets	4,054	4,205
Total assets	$75,825	$71,876

Liabilities and Stockholders' Equity
Current liabilities:
Short-term debt	$539	$1,035
Accounts payable	14,348	13,462
Accrued salaries and related expenses	2,204	2,426
Sales taxes payable	1,076	848
Deferred revenue	3,539	3,596
Current installments of long-term debt	1,218	2,447
Current operating lease liabilities	919	830
Other accrued expenses	3,991	4,049
Total current liabilities	27,834	28,693
Long-term debt, excluding current installments	39,271	36,604
Long-term operating lease liabilities	5,431	5,353
Other long-term liabilities	3,052	2,922
Total liabilities	75,588	73,572

Common stock, par value $0.05; authorized: 10,000 shares; issued: 1,793 shares at July 31, 2022 and 1,792 shares at January 30, 2022; outstanding: 1,024 shares at July 31, 2022 and 1,035 shares at January 30, 2022	90	90
Paid-in capital	12,309	12,132
Retained earnings	73,074	67,580
Accumulated other comprehensive loss	(672)	(704)
Treasury stock, at cost, 769 shares at July 31, 2022 and 757 shares at January 30, 2022	(84,564)	(80,794)
Total stockholders’ equity (deficit)	237	(1,696)
Total liabilities and stockholders’ equity	$75,825	$71,876
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
in millions, except per share data	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
Net sales	$43,792	$41,118	$82,700	$78,618
Cost of sales	29,309	27,453	55,072	52,211
Gross profit	14,483	13,665	27,628	26,407
Operating expenses:
Selling, general and administrative	6,657	6,433	13,267	12,807
Depreciation and amortization	616	593	1,222	1,180
Total operating expenses	7,273	7,026	14,489	13,987
Operating income	7,210	6,639	13,139	12,420
Interest and other (income) expense:
Interest income and other, net	(2)	(5)	(5)	(11)
Interest expense	381	326	753	665
Interest and other, net	379	321	748	654
Earnings before provision for income taxes	6,831	6,318	12,391	11,766
Provision for income taxes	1,658	1,511	2,987	2,814
Net earnings	$5,173	$4,807	$9,404	$8,952

Basic weighted average common shares	1,023	1,058	1,026	1,064
Basic earnings per share	$5.06	$4.54	$9.17	$8.41

Diluted weighted average common shares	1,025	1,062	1,030	1,068
Diluted earnings per share	$5.05	$4.53	$9.13	$8.38
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
in millions	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
Net earnings	$5,173	$4,807	$9,404	$8,952
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	9	21	29	55
Cash flow hedges	2	2	3	4
Other	—	—	—	27
Total other comprehensive income (loss), net of tax	11	23	32	86
Comprehensive income	$5,184	$4,830	$9,436	$9,038
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended		Six Months Ended
in millions	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
Common Stock:
Balance at beginning of period	$90	$90	$90	$89
Shares issued under employee stock plans	—	—	—	1
Balance at end of period	90	90	90	90

Paid-in Capital:
Balance at beginning of period	12,079	11,555	12,132	11,540
Shares issued under employee stock plans	135	149	(19)	32
Stock-based compensation expense	95	93	196	225
Balance at end of period	12,309	11,797	12,309	11,797

Retained Earnings:
Balance at beginning of period	69,849	60,504	67,580	58,134
Net earnings	5,173	4,807	9,404	8,952
Cash dividends	(1,948)	(1,751)	(3,910)	(3,526)
Balance at end of period	73,074	63,560	73,074	63,560

Accumulated Other Comprehensive Income (Loss):
Balance at beginning of period	(683)	(608)	(704)	(671)
Foreign currency translation adjustments, net of tax	9	21	29	55
Cash flow hedges, net of tax	2	2	3	4
Other, net of tax	—	—	—	27
Balance at end of period	(672)	(585)	(672)	(585)

Treasury Stock:
Balance at beginning of period	(83,044)	(69,793)	(80,794)	(65,793)
Repurchases of common stock	(1,520)	(3,000)	(3,770)	(7,000)
Balance at end of period	(84,564)	(72,793)	(84,564)	(72,793)
Total stockholders' equity	$237	$2,069	$237	$2,069
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
in millions	July 31, 2022	August 1, 2021
Cash Flows from Operating Activities:
Net earnings	$9,404	$8,952
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization	1,473	1,414
Stock-based compensation expense	196	226
Changes in receivables, net	(295)	(321)
Changes in merchandise inventories	(4,009)	(2,191)
Changes in other current assets	(668)	(574)
Changes in accounts payable and accrued expenses	1,079	1,658
Changes in deferred revenue	(57)	671
Changes in income taxes payable	61	154
Changes in deferred income taxes	(95)	(116)
Other operating activities	93	74
Net cash provided by operating activities	7,182	9,947

Cash Flows from Investing Activities:
Capital expenditures	(1,447)	(1,042)
Payments for businesses acquired, net	—	(416)
Other investing activities	(14)	—
Net cash used in investing activities	(1,461)	(1,458)

Cash Flows from Financing Activities:
Repayments of short-term debt, net	(496)	—
Proceeds from long-term debt, net of discounts	3,957	—
Repayments of long-term debt	(2,366)	(1,434)
Repurchases of common stock	(3,962)	(6,905)
Proceeds from sales of common stock	142	167
Cash dividends	(3,910)	(3,526)
Other financing activities	(163)	(136)
Net cash used in financing activities	(6,798)	(11,834)
Change in cash and cash equivalents	(1,077)	(3,345)
Effect of exchange rate changes on cash and cash equivalents	(7)	16
Cash and cash equivalents at beginning of period	2,343	7,895
Cash and cash equivalents at end of period	$1,259	$4,566

Supplemental Disclosures:
Cash paid for interest, net of interest capitalized	$665	$626
Cash paid for income taxes	3,105	2,913
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
Recent Accounting Pronouncements
We did not adopt any new accounting pronouncements during the first six months of fiscal 2022 that had a material impact on our consolidated financial condition, results of operations or cash flows. Recent accounting pronouncements pending adoption not discussed in the 2021 Form 10-K are either not applicable or will not have or are not expected to have a material impact on our consolidated financial condition, results of operations or cash flows.
2.NET SALES
The following table presents net sales, classified by geography:

	Three Months Ended		Six Months Ended
in millions	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
Net sales – in the U.S.	$40,044	$37,642	$76,050	$72,359
Net sales – outside the U.S.	3,748	3,476	6,650	6,259
Net sales	$43,792	$41,118	$82,700	$78,618
The following table presents net sales by products and services:

	Three Months Ended		Six Months Ended
in millions	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
Net sales – products	$42,348	$39,717	$79,813	$75,988
Net sales – services	1,444	1,401	2,887	2,630
Net sales	$43,792	$41,118	$82,700	$78,618
The following table presents major product lines and the related merchandising departments (and related services):

Major Product Line	Merchandising Departments
Building Materials	Building Materials, Electrical/Lighting, Lumber, Millwork, and Plumbing
Décor	Appliances, Décor/Storage, Flooring, Kitchen and Bath, and Paint
Hardlines	Hardware, Indoor Garden, Outdoor Garden, and Tools

The following table presents net sales by major product lines (and related services):

	Three Months Ended		Six Months Ended
in millions	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
Building Materials	$15,883	$14,411	$30,752	$28,071
Décor	14,096	13,395	26,970	25,277
Hardlines	13,813	13,312	24,978	25,270
Net sales	$43,792	$41,118	$82,700	$78,618
Deferred Revenue
For products and services sold in stores or online, payment is typically due at the point of sale. When we receive payment from customers before the customer has taken possession of the merchandise or the service has been performed, the amount received is recorded as deferred revenue until the sale or service is complete. Such performance obligations are part of contracts with expected original durations of typically three months or less. As of both July 31, 2022 and January 30, 2022, deferred revenue for products and services was $2.6 billion.
We further record deferred revenue for the sale of gift cards and recognize the associated revenue upon the redemption of those gift cards, which generally occurs within six months of gift card issuance. As of July 31, 2022 and January 30, 2022, our performance obligations for unredeemed gift cards were $938 million and $1.0 billion, respectively. Gift card breakage income, which is our estimate of the portion of our gift card balance not expected to be redeemed, was immaterial during the three and six months ended July 31, 2022 and August 1, 2021.
3.PROPERTY AND LEASES
Net Property and Equipment
Net property and equipment includes accumulated depreciation and finance lease amortization of $27.2 billion as of July 31, 2022 and $26.1 billion as of January 30, 2022.
Leases
The following table presents the consolidated balance sheet location of assets and liabilities related to operating and finance leases:

in millions	Consolidated Balance Sheet Classification	July 31, 2022	January 30, 2022
Assets:
Operating lease assets	Operating lease right-of-use assets	$6,132	$5,968
Finance lease assets (1)	Net property and equipment	2,923	2,896
Total lease assets		$9,055	$8,864

Liabilities:
Current:
Operating lease liabilities	Current operating lease liabilities	$919	$830
Finance lease liabilities	Current installments of long-term debt	219	198
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	5,431	5,353
Finance lease liabilities	Long-term debt, excluding current installments	3,082	3,038
Total lease liabilities		$9,651	$9,419
—————
(1) Finance lease assets are recorded net of accumulated amortization of $1.1 billion as of July 31, 2022 and $1.0 billion as of January 30, 2022.

The following table presents supplemental non-cash information related to leases:

	Six Months Ended
in millions	July 31, 2022	August 1, 2021
Lease assets obtained in exchange for new operating lease liabilities	$646	$429
Lease assets obtained in exchange for new finance lease liabilities	202	417
4.DEBT AND DERIVATIVE INSTRUMENTS
Short-Term Debt
In July 2022, we expanded our commercial paper program from $3.0 billion to $5.0 billion to further enhance our financial flexibility. All of our short-term borrowings in the first six months of fiscal 2022 were under our commercial paper program, and the maximum amount outstanding at any time was $2.7 billion. In connection with our program, we have back-up credit facilities with a consortium of banks. In July 2022, we also expanded the borrowing capacity under these back-up facilities from $3.0 billion to $5.0 billion, by entering into a five-year $3.5 billion credit facility scheduled to expire in July 2027 and a 364-day $1.5 billion credit facility scheduled to expire in July 2023. These facilities replaced our previously existing five-year $2.0 billion credit facility, which was scheduled to expire in December 2023, and our 364-day $1.0 billion credit facility, which was scheduled to expire in December 2022. At July 31, 2022 and January 30, 2022, we had outstanding borrowings under our commercial paper program of $539 million and $1.0 billion, respectively.
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
Repayments. In March 2022, we repaid our $700 million 3.25% senior notes and $300 million floating rate senior notes at maturity. In May 2022, we repaid our $1.25 billion 2.625% senior notes, which had a maturity date of June 2022, at the Par Call Date for the notes.

Derivative Instruments and Hedging Activities
We had outstanding interest rate swap agreements with combined notional amounts of $5.4 billion at both July 31, 2022 and January 30, 2022. These agreements are accounted for as fair value hedges that swap fixed for variable rate interest to hedge changes in the fair values of certain senior notes. At July 31, 2022, the fair values of these agreements totaled $515 million, with $528 million recognized in other long-term liabilities and $13 million recognized in other assets on the consolidated balance sheet. At January 30, 2022, the fair values of these agreements totaled $191 million, with $249 million recognized in other long-term liabilities and $58 million recognized in other assets on the consolidated balance sheet.
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
Collateral. We generally enter into master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit our credit risk, we enter into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain derivative instruments exceeds or falls below contractually established thresholds. The cash collateral posted by the Company related to derivative instruments under our collateral security arrangements was $470 million as of July 31, 2022, which was recorded in other current assets on the consolidated balance sheet. We did not hold any cash collateral as of July 31, 2022, and cash collateral both held and posted was immaterial as of January 30, 2022.
5. STOCKHOLDERS' EQUITY
Stock Rollforward
The following table presents a reconciliation of the number of shares of our common stock and cash dividends per share:

shares in millions	Three Months Ended		Six Months Ended
	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
Common stock:
Balance at beginning of period	1,793	1,790	1,792	1,789
Shares issued under employee stock plans	—	1	1	2
Balance at end of period	1,793	1,791	1,793	1,791
Treasury stock:
Balance at beginning of period	(764)	(725)	(757)	(712)
Repurchases of common stock	(5)	(10)	(12)	(23)
Balance at end of period	(769)	(735)	(769)	(735)
Shares outstanding at end of period	1,024	1,056	1,024	1,056

Cash dividends per share	$1.90	$1.65	$3.80	$3.30

Share Repurchases
In May 2021, our Board of Directors approved a $20.0 billion share repurchase authorization, of which $5.8 billion remained available as of July 31, 2022. In August 2022, our Board of Directors approved a $15.0 billion share repurchase authorization that replaced the May 2021 authorization and does not have a prescribed expiration date.
The following table presents information about our repurchases of common stock, all of which were completed through open market purchases:

in millions	Three Months Ended		Six Months Ended
	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
Total number of shares repurchased	5	10	12	23
Total cost of shares repurchased	$1,520	$3,000	$3,770	$7,000
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the assets and liabilities that are measured at fair value on a recurring basis:

	July 31, 2022			January 30, 2022
in millions	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative agreements – assets	$—	$13	$—	$—	$58	$—
Derivative agreements – liabilities	—	(529)	—	—	(249)	—
Total	$—	$(516)	$—	$—	$(191)	$—
The fair values of our derivative instruments are determined using an income approach and Level 2 inputs, which include the respective interest rate or foreign currency forward curves and discount rates. Our derivative instruments are discussed further in Note 4.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Long-lived assets, goodwill, and other intangible assets are subject to nonrecurring fair value measurement for the assessment of impairment. We did not have any material assets or liabilities that were measured at fair value on a nonrecurring basis during the three and six months ended July 31, 2022 or August 1, 2021.
Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents, receivables, accounts payable, and short-term debt approximate fair value due to their short-term nature.
The following table presents the aggregate fair values and carrying values of our senior notes:

	July 31, 2022		January 30, 2022
in millions	Fair Value (Level 1)	Carrying Value	Fair Value (Level 1)	Carrying Value
Senior notes	$36,858	$37,188	$39,397	$35,815

7.WEIGHTED AVERAGE COMMON SHARES
The following table presents the reconciliation of our basic to diluted weighted average common shares:

	Three Months Ended		Six Months Ended
in millions	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
Basic weighted average common shares	1,023	1,058	1,026	1,064
Effect of potentially dilutive securities (1)	2	4	4	4
Diluted weighted average common shares	1,025	1,062	1,030	1,068

Anti-dilutive securities excluded from diluted weighted average common shares	1	—	1	—
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
Results of Review of Interim Financial Information
We have reviewed the consolidated balance sheet of The Home Depot, Inc. and subsidiaries (the “Company”) as of July 31, 2022, the related consolidated statements of earnings, comprehensive income, and stockholders’ equity for the three-month and six-month periods ended July 31, 2022 and August 1, 2021, the related consolidated statements of cash flows for the six-month periods ended July 31, 2022 and August 1, 2021, and the related notes (collectively, the “consolidated interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
August 22, 2022

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion provides an analysis of the Company’s financial condition and results of operations from management's perspective and should be read in conjunction with the consolidated financial statements and related notes included in this report and in the 2021 Form 10-K and with our MD&A included in the 2021 Form 10-K. Our MD&A includes the following sections:
•Executive Summary
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Policies
EXECUTIVE SUMMARY
The following table presents quarter to date and year to date highlights of our financial performance:

dollars in millions, except per share data	Three Months Ended		Six Months Ended
	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
Net sales	$43,792	$41,118	$82,700	$78,618
Net earnings	5,173	4,807	9,404	8,952

Diluted earnings per share	$5.05	$4.53	$9.13	$8.38

Net cash provided by operating activities			$7,182	$9,947
Proceeds from long-term debt, net of discounts			3,957	—
Repayments of long-term debt			2,366	1,434
Repurchases of common stock			3,962	6,905
We reported net sales of $43.8 billion in the second quarter of fiscal 2022. Net earnings were $5.2 billion, or $5.05 per diluted share. For the first six months of fiscal 2022, net sales were $82.7 billion and net earnings were $9.4 billion, or $9.13 per diluted share.
We did not open or close any stores during the second quarter of fiscal 2022, resulting in a store count of 2,316 at the end of the second quarter of fiscal 2022. As of July 31, 2022, a total of 311 stores, or 13.4%, were located in Canada and Mexico. For the second quarter of fiscal 2022, sales per retail square foot were $700.62, and for the first six months of fiscal 2022, sales per retail square foot were $661.27. Our inventory turnover ratio was 4.5 times at the end of the second quarter of fiscal 2022, compared to 5.7 times at the end of the second quarter of fiscal 2021. The decrease in our inventory turnover ratio was driven by an increase in average inventory levels during the first half of fiscal 2022 resulting from strategic investments to promote higher in-stock levels and to pull forward merchandise for events in the second half of fiscal 2022 in response to ongoing global supply chain disruption, as well as continued investment in our new supply chain facilities and carry over of some spring seasonal inventory.
We generated $7.2 billion of cash flow from operations and issued $4.0 billion of long-term debt, net of discounts, during the first six months of fiscal 2022. This cash flow, together with cash on hand, was used to fund cash payments of $4.0 billion for share repurchases and $3.9 billion for dividends. In addition, we repaid $2.4 billion of long-term debt and $496 million of net short-term debt and funded $1.4 billion in capital expenditures. In February 2022, we announced a 15% increase in our quarterly cash dividend to $1.90 per share.
Our ROIC for the trailing twelve-month period was 45.6% at the end of the second quarter of fiscal 2022 and 44.7% at the end of the second quarter of fiscal 2021. See the Non-GAAP Financial Measures section below for our definition and calculation of ROIC, as well as a reconciliation of NOPAT, a non-GAAP financial measure, to net earnings (the most comparable GAAP financial measure).

RESULTS OF OPERATIONS
The following table presents the percentage relationship between net sales and major categories in our consolidated statements of earnings.
FISCAL 2022 AND FISCAL 2021 THREE MONTH COMPARISONS

	Three Months Ended
	July 31, 2022		August 1, 2021
dollars in millions	$	% of Net Sales	$	% of Net Sales
Net sales	$43,792		$41,118
Gross profit	14,483	33.1%	13,665	33.2%
Operating expenses:
Selling, general and administrative	6,657	15.2	6,433	15.6
Depreciation and amortization	616	1.4	593	1.4
Total operating expenses	7,273	16.6	7,026	17.1
Operating income	7,210	16.5	6,639	16.1
Interest and other (income) expense:
Interest income and other, net	(2)	—	(5)	—
Interest expense	381	0.9	326	0.8
Interest and other, net	379	0.9	321	0.8
Earnings before provision for income taxes	6,831	15.6	6,318	15.4
Provision for income taxes	1,658	3.8	1,511	3.7
Net earnings	$5,173	11.8%	$4,807	11.7%
—————
Note: Certain percentages may not sum to totals due to rounding.

	Three Months Ended
Selected financial and sales data:	July 31, 2022	August 1, 2021	% Change
Comparable sales (% change)	5.8%	4.5%	N/A
Comparable customer transactions (% change) (1)	(3.1)%	(6.0)%	N/A
Comparable average ticket (% change) (1)	9.0%	11.3%	N/A
Customer transactions (in millions) (1)	467.4	481.7	(3.0)%
Average ticket (1) (2)	$90.02	$82.48	9.1%
Sales per retail square foot (1) (3)	$700.62	$663.05	5.7%
Diluted earnings per share	$5.05	$4.53	11.5%
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
Sales
We assess our sales performance by evaluating both net sales and comparable sales.
Net Sales. Net sales for the second quarter of fiscal 2022 increased $2.7 billion, or 6.5%, to $43.8 billion from $41.1 billion for the second quarter of fiscal 2021. The increase in net sales for the second quarter of fiscal 2022 primarily reflected the impact of positive comparable sales driven by an increase in comparable average ticket, partially offset by a decrease in comparable customer transactions. A stronger U.S. dollar negatively impacted net sales by $129 million in the second quarter of fiscal 2022.

Online sales, which consist of sales generated through our websites and mobile applications for products picked up at our stores or delivered to customer locations, represented 13.9% of net sales during the second quarter of fiscal 2022 and grew by 12.0% compared to the second quarter of fiscal 2021. The increase in online sales for the second quarter of fiscal 2022 was a result of customers continuing to leverage our digital platforms and reflects our ongoing investments to enhance these platforms and related fulfillment capabilities, which support our interconnected retail strategy.
Comparable Sales. Comparable sales is a measure that highlights the performance of our existing locations and websites by measuring the change in net sales for a period over the comparable prior period of equivalent length. Comparable sales includes sales at all locations, physical and online, open greater than 52 weeks (including remodels and relocations) and excludes closed stores. Retail stores become comparable on the Monday following their 52nd week of operation. Acquisitions are typically included in comparable sales after they have been owned for more than 52 weeks. Comparable sales is intended only as supplemental information and is not a substitute for net sales presented in accordance with GAAP.
Total comparable sales for the second quarter of fiscal 2022 increased 5.8%, reflecting a 9.0% increase in comparable average ticket, partially offset by a 3.1% decrease in comparable customer transactions compared to the second quarter of fiscal 2021. The increase in comparable average ticket was primarily driven by inflation, as well as demand for new and innovative products. While comparable customer transactions were negative during the second quarter of fiscal 2022, transactions improved compared to the first quarter of fiscal 2022 as spring broke across the country.
During the second quarter of fiscal 2022, all of our merchandising departments posted positive comparable sales compared to the second quarter of fiscal 2021. Our Building Materials, Plumbing, Millwork, Paint, and Hardware departments posted comparable sales above the Company average.
Gross Profit
Gross profit for the second quarter of fiscal 2022 increased 6.0% to $14.5 billion from $13.7 billion for the second quarter of fiscal 2021. Gross profit as a percentage of net sales, or gross profit margin, was 33.1% for the second quarter of fiscal 2022 compared to 33.2% for the second quarter of fiscal 2021. The decrease in gross profit margin during the second quarter of fiscal 2022 was primarily driven by investments in our supply chain network and higher product and transportation costs offset by the benefit from higher retail prices.
Operating Expenses
Our operating expenses are composed of SG&A and depreciation and amortization.
Selling, General & Administrative. SG&A for the second quarter of fiscal 2022 increased $224 million, or 3.5%, to $6.7 billion from $6.4 billion for the second quarter of fiscal 2021. As a percentage of net sales, SG&A was 15.2% for the second quarter of fiscal 2022 compared to 15.6% for the second quarter of fiscal 2021, primarily reflecting leverage from a positive comparable sales environment and strong expense management, partially offset by wage investments for hourly associates and increased operational costs, including investments designed to drive efficiencies in our stores.
Depreciation and Amortization. Depreciation and amortization for the second quarter of fiscal 2022 increased $23 million, or 3.9%, to $616 million from $593 million for the second quarter of fiscal 2021. As a percentage of net sales, depreciation and amortization was 1.4% for the second quarter of both fiscal 2022 and fiscal 2021, primarily reflecting leverage from a positive comparable sales environment, offset by increased depreciation expense from strategic investments in the business.
Interest and Other, net
Interest and other, net, was $379 million for the second quarter of fiscal 2022 compared to $321 million for the second quarter of fiscal 2021. Interest and other, net, as a percentage of net sales was 0.9% for the second quarter of fiscal 2022 compared to 0.8% for the second quarter of fiscal 2021, primarily reflecting higher interest expense due to higher debt balances during the second quarter of fiscal 2022, partially offset by leverage from a positive comparable sales environment.
Provision for Income Taxes
Our combined effective income tax rate was 24.3% for the second quarter of fiscal 2022 compared to 23.9% for the second quarter of fiscal 2021.

Diluted Earnings per Share
Diluted earnings per share were $5.05 for the second quarter of fiscal 2022 compared to $4.53 for the second quarter of fiscal 2021. The increase in diluted earnings per share was driven by higher net earnings during the second quarter of fiscal 2022, as well as lower diluted shares due to share repurchases.
FISCAL 2022 AND FISCAL 2021 SIX MONTH COMPARISONS

	Six Months Ended
	July 31, 2022		August 1, 2021
dollars in millions	$	% of Net Sales	$	% of Net Sales
Net sales	$82,700		$78,618
Gross profit	27,628	33.4%	26,407	33.6%
Operating expenses:
Selling, general and administrative	13,267	16.0	12,807	16.3
Depreciation and amortization	1,222	1.5	1,180	1.5
Total operating expenses	14,489	17.5	13,987	17.8
Operating income	13,139	15.9	12,420	15.8
Interest and other (income) expense:
Interest income and other, net	(5)	—	(11)	—
Interest expense	753	0.9	665	0.8
Interest and other, net	748	0.9	654	0.8
Earnings before provision for income taxes	12,391	15.0	11,766	15.0
Provision for income taxes	2,987	3.6	2,814	3.6
Net earnings	$9,404	11.4%	$8,952	11.4%
—————
Note: Certain percentages may not sum to totals due to rounding.

	Six Months Ended
Selected financial and sales data:	July 31, 2022	August 1, 2021	% Change
Comparable sales (% change)	4.1%	15.8%	N/A
Comparable customer transactions (% change) (1)	(5.7)%	4.6%	N/A
Comparable average ticket (% change) (1)	10.0%	10.9%	N/A
Customer transactions (in millions) (1)	878.1	928.9	(5.5)%
Average ticket (1) (2)	$90.82	$82.43	10.2%
Sales per retail square foot (1) (3)	$661.27	$634.30	4.3%
Diluted earnings per share	$9.13	$8.38	8.9%
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
Sales
We assess our sales performance by evaluating both net sales and comparable sales.
Net Sales. Net sales for the first six months of fiscal 2022 increased 5.2% to $82.7 billion from $78.6 billion for the first six months of fiscal 2021. The increase in net sales for the first six months of fiscal 2022 primarily reflected the impact of positive comparable sales driven by an increase in comparable average ticket, partially offset by a decrease in comparable customer transactions. A stronger U.S. dollar negatively impacted net sales by $152 million for the first six months of fiscal 2022.

Online sales, which consist of sales generated through our websites and mobile applications for products picked up in our stores or delivered to customer locations, represented 14.1% of net sales during the first six months of fiscal 2022 and grew by 7.9% compared to the first six months of fiscal 2021. The increase in online sales for the first six months of fiscal 2022 was a result of customers continuing to leverage our digital platforms and reflects our ongoing investments to enhance these platforms and related fulfillment capabilities, which support our interconnected retail strategy.
Comparable Sales. Total comparable sales for the first six months of fiscal 2022 increased 4.1%, reflecting a 10.0% increase in comparable average ticket, partially offset by a 5.7% decrease in comparable customer transactions compared to the first six months of fiscal 2021. The increase in comparable average ticket was primarily driven by inflation, as well as demand for new and innovative products. The decrease in comparable customer transactions reflects the impact of cycling favorable weather and government stimulus during the first six months of fiscal 2021.
During the first six months of fiscal 2022, 12 of our 14 merchandising departments posted positive comparable sales, led by Plumbing, Building Materials, Millwork, and Paint when compared to the first six months of fiscal 2021. Our Indoor and Outdoor Garden departments posted single-digit negative comparable sales.
Gross Profit
Gross profit for the first six months of fiscal 2022 increased 4.6% to $27.6 billion from $26.4 billion for the first six months of fiscal 2021. Gross profit as a percentage of net sales, or gross profit margin, was 33.4% for the first six months of fiscal 2022 compared to 33.6% for the first six months of fiscal 2021. The decrease in gross profit margin during the first six months of fiscal 2022 was primarily driven by investments in our supply chain network and higher product and transportation costs offset by the benefit from higher retail prices.
Operating Expenses
Our operating expenses are composed of SG&A and depreciation and amortization.
Selling, General & Administrative. SG&A for the first six months of fiscal 2022 increased $460 million, or 3.6% to $13.3 billion from $12.8 billion for the first six months of fiscal 2021. As a percentage of net sales, SG&A was 16.0% for the first six months of fiscal 2022 compared to 16.3% for the first six months of fiscal 2021, primarily reflecting leverage from a positive comparable sales environment and strong expense management, partially offset by wage investments for hourly associates and increased operational costs, including investments designed to drive efficiencies in our stores.
Depreciation and Amortization. Depreciation and amortization for the first six months of fiscal 2022 increased $42 million, or 3.6% to $1.2 billion. As a percentage of net sales, depreciation and amortization was 1.5% for the first six months of both fiscal 2022 and fiscal 2021, reflecting leverage from a positive comparable sales environment, offset by increased depreciation expense from strategic investments in the business.
Interest and Other, net
Interest and other, net for the first six months of fiscal 2022 was $748 million compared to $654 million for the first six months of fiscal 2021. Interest and other, net, as a percentage of net sales was 0.9% for the first six months of fiscal 2022 and 0.8% for the first six months of fiscal 2021, primarily reflecting higher interest expense due to higher debt balances during the first six months of fiscal 2022, partially offset by leverage from a positive comparable sales environment.
Provision for Income Taxes
Our combined effective income tax rate was 24.1% for the first six months of fiscal 2022 compared to 23.9% for the first six months of fiscal 2021.
Diluted Earnings per Share
Diluted earnings per share were $9.13 for the first six months of fiscal 2022, compared to $8.38 for the first six months of fiscal 2021. The increase in diluted earnings per share was driven by higher net earnings during the first six months of fiscal 2022, as well as lower diluted shares due to share repurchases.

NON-GAAP FINANCIAL MEASURES
To provide clarity on our operating performance, we supplement our reporting with certain non-GAAP financial measures. However, this supplemental information should not be considered in isolation or as a substitute for the related GAAP measures. Non-GAAP financial measures presented herein may differ from similar measures used by other companies.
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
The following table presents the calculation of ROIC, together with a reconciliation of NOPAT to net earnings (the most comparable GAAP measure):

	Twelve Months Ended
dollars in millions	July 31, 2022	August 1, 2021
Net earnings	$16,885	$15,241
Interest and other, net	1,397	1,310
Provision for income taxes	5,477	4,804
Operating income	23,759	21,355
Income tax adjustment (1)	(5,758)	(5,130)
NOPAT	$18,001	$16,225

Average debt and equity	$39,485	$36,338

ROIC	45.6%	44.7%
—————
(1)Income tax adjustment is defined as operating income multiplied by our effective tax rate for the trailing twelve months.
LIQUIDITY AND CAPITAL RESOURCES
At July 31, 2022, we had $1.3 billion in cash and cash equivalents, of which $862 million was held by our foreign subsidiaries. We believe that our current cash position, cash flow generated from operations, funds available from our commercial paper program, and access to the long-term debt capital markets should be sufficient not only for our operating requirements but also to enable us to invest in the business, fund dividend payments, fund any share repurchases, make any required debt payments, and satisfy other contractual obligations through the next several fiscal years. In addition, we believe that we have the ability to obtain alternative sources of financing, if necessary.
Our material cash requirements include contractual and other obligations arising in the normal course of business. These obligations primarily include long-term debt and related interest payments, operating and finance lease obligations, and purchase obligations.
In addition to our cash requirements, we follow a disciplined approach to capital allocation. This approach first prioritizes investing in the business, followed by paying dividends, with the intent of then returning excess cash to shareholders in the form of share repurchases. For fiscal 2022, we plan to invest approximately $3 billion back into the business in the form of capital expenditures, in line with our expectation of approximately two percent of net sales on an annual basis. However, we may adjust our capital expenditures to support the operations of the business, to enhance long-term strategic positioning, or in response to the economic environment, as necessary or appropriate.
In February 2022, we announced a 15% increase in our quarterly cash dividend from $1.65 to $1.90 per share. During the first six months of fiscal 2022, we paid cash dividends of $3.9 billion to shareholders. We intend to pay a dividend in the future; however, any future dividend is subject to declaration by our Board of Directors based on our earnings, capital requirements, financial condition, and other factors considered relevant by our Board of Directors.

In May 2021, our Board of Directors approved a $20.0 billion share repurchase authorization, of which $5.8 billion remained available as of July 31, 2022. In August 2022, our Board of Directors approved a $15.0 billion share repurchase authorization that replaced the May 2021 authorization and does not have a prescribed expiration date. During the first six months of fiscal 2022, we had cash payments of $4.0 billion for repurchases of our common stock through open market purchases.
DEBT
In July 2022, we expanded our commercial paper program from $3.0 billion to $5.0 billion to further enhance our financial flexibility. All of our short-term borrowings in the first six months of fiscal 2022 were under our commercial paper program, and the maximum amount outstanding at any time was $2.7 billion. In connection with our program, we have back-up credit facilities with a consortium of banks. In July 2022, we also expanded the borrowing capacity under these back-up facilities from $3.0 billion to $5.0 billion, by entering into a five-year $3.5 billion credit facility scheduled to expire in July 2027 and a 364-day $1.5 billion credit facility scheduled to expire in July 2023. These facilities replaced our previously existing five-year $2.0 billion credit facility, which was scheduled to expire in December 2023, and our 364-day $1.0 billion credit facility, which was scheduled to expire in December 2022. At July 31, 2022, we had outstanding borrowings under our commercial paper program of $539 million, and we were in compliance with all of the covenants contained in our credit facilities, none of which are expected to impact our liquidity or capital resources.
We also issue senior notes from time to time as part of our capital management strategy. In March 2022, we issued $4.0 billion of senior notes. The net proceeds from this issuance were used for general corporate purposes, including repayment of outstanding indebtedness and repurchases of shares of our common stock. During the first six months of fiscal 2022, we repaid an aggregate of $2.25 billion of senior notes.
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
Operating Activities
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
Net cash provided by operating activities decreased by $2.8 billion in the first six months of fiscal 2022 compared to the first six months of fiscal 2021, primarily driven by changes in working capital, slightly offset by an increase in net earnings. Working capital was primarily impacted by higher merchandise inventories, along with the timing of vendor payments. The increase in inventory was primarily due to inflation, along with strategic investments to promote higher in-stock levels and to pull forward merchandise for events in the second half of fiscal 2022 in response to ongoing global supply chain disruption, as well as continued investment in our new supply chain facilities and carry over of some spring seasonal inventory.
Investing Activities
Cash used in investing activities increased by $3 million in the first six months of fiscal 2022 compared to the first six months of fiscal 2021, primarily resulting from increased capital expenditures, partially offset by cash paid for an acquired business during the first six months of fiscal 2021.
Financing Activities
Cash used in financing activities in the first six months of fiscal 2022 primarily reflected $4.0 billion of share repurchases, $3.9 billion of cash dividends paid, $2.4 billion of repayments of long-term debt, and $496 million of net repayments of short-term debt, partially offset by $4.0 billion of net proceeds from long-term debt. Cash used in financing activities in the first six months of fiscal 2021 primarily reflected $6.9 billion of share repurchases, $3.5 billion of cash dividends paid, and $1.4 billion of repayments of long-term debt.

CRITICAL ACCOUNTING POLICIES
During the first six months of fiscal 2022, there were no changes to our critical accounting policies as disclosed in the 2021 Form 10-K. Refer to Note 1 to our consolidated financial statements for further discussion regarding our significant accounting policies.
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
Item 4. Controls and Procedures.
Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) and concluded that our disclosure controls and procedures were effective as of July 31, 2022.
We are in the process of an ongoing business transformation initiative, which includes upgrading and migrating certain accounting and finance systems. We plan to continue to migrate additional business processes over the course of the next few years and have modified and will continue to modify the design and implementation of certain internal control processes as the transformation continues.
Except as described above, there were no other changes in our internal control over financial reporting during the fiscal quarter ended July 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors” and elsewhere in the 2021 Form 10-K. These risks and uncertainties could materially and adversely affect our business, consolidated financial condition, results of operations, or cash flows. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently do not consider material to our business. There have been no material changes in the risk factors discussed in the 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table presents the number and average price of shares purchased in each fiscal month of the second quarter of fiscal 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
May 2, 2022 – May 29, 2022	2,837,144	$293.86	2,832,302	$6,536,088,542
May 30, 2022 – June 26, 2022	2,333,969	294.96	2,332,673	5,848,043,676
June 27, 2022 – July 31, 2022	2,905	293.49	—	5,848,043,676
Total	5,174,018	294.36	5,164,975
—————
(1)These amounts include repurchases pursuant to our Omnibus Stock Incentive Plan, as Amended and Restated May 19, 2022, and our 1997 Omnibus Stock Incentive Plan (collectively, the “Plans”). Under the Plans, participants may surrender shares as payment of applicable tax withholding on the vesting of restricted stock. Participants in the Plans may also exercise stock options by surrendering shares of common stock that the participants already own as payment of the exercise price. Shares so surrendered by participants in the Plans are repurchased pursuant to the terms of the Plans and applicable award agreement and not pursuant to publicly announced share repurchase programs.
(2)On May 20, 2021, our Board of Directors approved a $20.0 billion share repurchase authorization, of which $5.8 billion remained available as of July 31, 2022. On August 18, 2022, our Board of Directors approved a $15.0 billion share repurchase authorization that replaced the May 2021 authorization and does not have a prescribed expiration date.
SALES OF UNREGISTERED SECURITIES
During the second quarter of fiscal 2022, we issued 2,883 deferred stock units under The Home Depot, Inc. Nonemployee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of the SEC’s Regulation D thereunder. The deferred stock units were credited during the second quarter of fiscal 2022 to the accounts of those non-employee directors who elected to receive all or a portion of board retainers in the form of deferred stock units instead of cash. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.
During the second quarter of fiscal 2022, we credited 1,093 deferred stock units to participant accounts under the Restoration Plan pursuant to an exemption from the registration requirements of the Securities Act for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.

Item 6. Exhibits.
Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the references in brackets. All other exhibits are filed or furnished herewith.

Exhibit		Description
3.1	*	Amended and Restated Certificate of Incorporation of The Home Depot, Inc.
[Form 10-Q filed on September 1, 2011, Exhibit 3.1]
3.2	*	By-Laws of The Home Depot, Inc. (Amended and Restated Effective February 28, 2019)
[Form 8-K filed on March 4, 2019, Exhibit 3.2]
10.1	†	The Home Depot, Inc. Omnibus Stock Incentive Plan, as Amended and Restated May 19, 2022
10.2	*†	The Home Depot Amended and Restated Management Incentive Plan [Form 8-K filed on May 24, 2022, Exhibit 10.1]
10.3	*†
Form of Executive Officer Equity Award Agreement (Performance Shares, Performance-Based Restricted Stock and Nonqualified Stock Options) Pursuant to The Home Depot, Inc. Omnibus Stock Incentive Plan, as Amended and Restated May 19, 2022
[Form 8-K filed on May 24, 2022, Exhibit 10.2]

10.4	*†
Form of Executive Officer Equity Award Agreement (Restricted Stock and Nonqualified Stock Options) Pursuant to The Home Depot, Inc. Omnibus Stock Incentive Plan, as Amended and Restated May 19, 2022
[Form 8-K filed on May 24, 2022, Exhibit 10.3]

10.5	*†
Form of Nonemployee Director Deferred Share Award Agreement Pursuant to The Home Depot, Inc. Omnibus Stock Incentive Plan, as Amended and Restated May 19, 2022
[Form 8-K filed on May 24, 2022, Exhibit 10.4]

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
Edward P. Decker, Chief Executive Officer and President (Principal Executive Officer)

/s/ RICHARD V. MCPHAIL
Richard V. McPhail, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ STEPHEN L. GIBBS
Stephen L. Gibbs, Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

Date:	August 22, 2022