Form 10-Q
period 2022-10-30
HOME DEPOT, INC.
filed 2022-11-22
CIK 354950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 30, 2022
or
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
1,019,186,022 shares of common stock, $0.05 par value, outstanding as of November 15, 2022

i

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

iii

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
THE HOME DEPOT, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

in millions, except per share data	October 30, 2022	January 30, 2022
Assets
Current assets:
Cash and cash equivalents	$2,462	$2,343
Receivables, net	3,732	3,426
Merchandise inventories	25,719	22,068
Other current assets	1,768	1,218
Total current assets	33,681	29,055
Net property and equipment	25,240	25,199
Operating lease right-of-use assets	6,523	5,968
Goodwill	7,434	7,449
Other assets	3,988	4,205
Total assets	$76,866	$71,876

Liabilities and Stockholders' Equity
Current liabilities:
Short-term debt	$—	$1,035
Accounts payable	12,402	13,462
Accrued salaries and related expenses	1,934	2,426
Sales taxes payable	640	848
Deferred revenue	3,173	3,596
Current installments of long-term debt	1,224	2,447
Current operating lease liabilities	942	830
Other accrued expenses	3,965	4,049
Total current liabilities	24,280	28,693
Long-term debt, excluding current installments	41,740	36,604
Long-term operating lease liabilities	5,807	5,353
Other long-term liabilities	3,741	2,922
Total liabilities	75,568	73,572

Common stock, par value $0.05; authorized: 10,000 shares; issued: 1,793 shares at October 30, 2022 and 1,792 shares at January 30, 2022; outstanding: 1,020 shares at October 30, 2022 and 1,035 shares at January 30, 2022	90	90
Paid-in capital	12,385	12,132
Retained earnings	75,467	67,580
Accumulated other comprehensive loss	(856)	(704)
Treasury stock, at cost, 773 shares at October 30, 2022 and 757 shares at January 30, 2022	(85,788)	(80,794)
Total stockholders’ equity (deficit)	1,298	(1,696)
Total liabilities and stockholders’ equity	$76,866	$71,876
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
in millions, except per share data	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021
Net sales	$38,872	$36,820	$121,572	$115,438
Cost of sales	25,648	24,257	80,720	76,468
Gross profit	13,224	12,563	40,852	38,970
Operating expenses:
Selling, general and administrative	6,468	6,168	19,735	18,975
Depreciation and amortization	608	600	1,830	1,780
Total operating expenses	7,076	6,768	21,565	20,755
Operating income	6,148	5,795	19,287	18,215
Interest and other (income) expense:
Interest income and other, net	(7)	(15)	(12)	(26)
Interest expense	413	341	1,166	1,006
Interest and other, net	406	326	1,154	980
Earnings before provision for income taxes	5,742	5,469	18,133	17,235
Provision for income taxes	1,403	1,340	4,390	4,154
Net earnings	$4,339	$4,129	$13,743	$13,081

Basic weighted average common shares	1,020	1,049	1,024	1,059
Basic earnings per share	$4.25	$3.94	$13.42	$12.35

Diluted weighted average common shares	1,023	1,053	1,028	1,063
Diluted earnings per share	$4.24	$3.92	$13.37	$12.31
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
in millions	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021
Net earnings	$4,339	$4,129	$13,743	$13,081
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(187)	(20)	(158)	35
Cash flow hedges	3	3	6	7
Other	—	—	—	27
Total other comprehensive income (loss), net of tax	(184)	(17)	(152)	69
Comprehensive income	$4,155	$4,112	$13,591	$13,150
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended		Nine Months Ended
in millions	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021
Common Stock:
Balance at beginning of period	$90	$90	$90	$89
Shares issued under employee stock plans	—	—	—	1
Balance at end of period	90	90	90	90

Paid-in Capital:
Balance at beginning of period	12,309	11,797	12,132	11,540
Shares issued under employee stock plans	(2)	18	(21)	50
Stock-based compensation expense	78	74	274	299
Balance at end of period	12,385	11,889	12,385	11,889

Retained Earnings:
Balance at beginning of period	73,074	63,560	67,580	58,134
Net earnings	4,339	4,129	13,743	13,081
Cash dividends	(1,946)	(1,738)	(5,856)	(5,264)
Balance at end of period	75,467	65,951	75,467	65,951

Accumulated Other Comprehensive Income (Loss):
Balance at beginning of period	(672)	(585)	(704)	(671)
Foreign currency translation adjustments, net of tax	(187)	(20)	(158)	35
Cash flow hedges, net of tax	3	3	6	7
Other, net of tax	—	—	—	27
Balance at end of period	(856)	(602)	(856)	(602)

Treasury Stock:
Balance at beginning of period	(84,564)	(72,793)	(80,794)	(65,793)
Repurchases of common stock	(1,224)	(3,500)	(4,994)	(10,500)
Balance at end of period	(85,788)	(76,293)	(85,788)	(76,293)
Total stockholders' equity	$1,298	$1,035	$1,298	$1,035
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
in millions	October 30, 2022	October 31, 2021
Cash Flows from Operating Activities:
Net earnings	$13,743	$13,081
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization	2,216	2,128
Stock-based compensation expense	286	312
Changes in receivables, net	(312)	(533)
Changes in merchandise inventories	(3,748)	(3,871)
Changes in other current assets	(568)	(375)
Changes in accounts payable and accrued expenses	(1,568)	1,918
Changes in deferred revenue	(413)	672
Changes in income taxes payable	30	(10)
Changes in deferred income taxes	129	(73)
Other operating activities	226	137
Net cash provided by operating activities	10,021	13,386

Cash Flows from Investing Activities:
Capital expenditures	(2,216)	(1,737)
Payments for businesses acquired, net	—	(416)
Other investing activities	(29)	21
Net cash used in investing activities	(2,245)	(2,132)

Cash Flows from Financing Activities:
Repayments of short-term debt, net	(1,035)	—
Proceeds from long-term debt, net of discounts	6,942	2,979
Repayments of long-term debt	(2,423)	(1,480)
Repurchases of common stock	(5,136)	(10,374)
Proceeds from sales of common stock	146	190
Cash dividends	(5,856)	(5,264)
Other financing activities	(185)	(160)
Net cash used in financing activities	(7,547)	(14,109)
Change in cash and cash equivalents	229	(2,855)
Effect of exchange rate changes on cash and cash equivalents	(110)	27
Cash and cash equivalents at beginning of period	2,343	7,895
Cash and cash equivalents at end of period	$2,462	$5,067

Supplemental Disclosures:
Cash paid for interest, net of interest capitalized	$1,160	$1,021
Cash paid for income taxes	4,173	4,170
See accompanying notes to consolidated financial statements.

THE HOME DEPOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
The Home Depot, Inc., together with its subsidiaries (the “Company,” “Home Depot,” “we,” “our” or “us”), is a home improvement retailer that sells a wide assortment of building materials, home improvement products, lawn and garden products, décor items, and facilities maintenance, repair and operations products, and provides a number of services, in stores and online. We operate in the U.S. (including the Commonwealth of Puerto Rico and the territories of the U.S. Virgin Islands and Guam), Canada, and Mexico, each representing one of our three operating segments, which we aggregate into one reportable segment due to the similar nature of their operations and economic characteristics.
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
Recently Adopted Accounting Pronouncements
We did not adopt any new accounting pronouncements during the first nine months of fiscal 2022 that had a material impact on our consolidated financial condition, results of operations or cash flows.
Recently Issued Accounting Pronouncements
ASU No. 2022-04. In September 2022, the FASB issued ASU No. 2022-04, “Liabilities—Supplier Finance Programs (Topic 405-50) - Disclosure of Supplier Finance Program Obligations,” to enhance the transparency of supplier finance programs used by an entity in connection with the purchase of goods and services. The standard requires entities that use supplier finance programs to disclose the key terms, including a description of payment terms, the confirmed amount outstanding under the program at the end of each reporting period, a description of where those obligations are presented on the balance sheet, and an annual rollforward, including the amount of obligations confirmed and the amount paid during the period. The guidance does not affect the recognition, measurement, or financial statement presentation of obligations covered by supplier finance programs. ASU No. 2022-04 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the requirement on rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. We are currently evaluating the impact of the standard on our consolidated financial statements and related disclosures.
Recent accounting pronouncements pending adoption not discussed above or in the 2021 Form 10-K are either not applicable or will not have or are not expected to have a material impact on our consolidated financial condition, results of operations or cash flows.

2.NET SALES
The following table presents net sales, classified by geography:

	Three Months Ended		Nine Months Ended
in millions	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021
Net sales – in the U.S.	$35,784	$33,736	$111,834	$106,095
Net sales – outside the U.S.	3,088	3,084	9,738	9,343
Net sales	$38,872	$36,820	$121,572	$115,438
The following table presents net sales by products and services:

	Three Months Ended		Nine Months Ended
in millions	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021
Net sales – products	$37,448	$35,383	$117,261	$111,371
Net sales – services	1,424	1,437	4,311	4,067
Net sales	$38,872	$36,820	$121,572	$115,438
The following table presents major product lines and the related merchandising departments (and related services):

Major Product Line	Merchandising Departments
Building Materials	Building Materials, Electrical/Lighting, Lumber, Millwork, and Plumbing
Décor	Appliances, Décor/Storage, Flooring, Kitchen and Bath, and Paint
Hardlines	Hardware, Indoor Garden, Outdoor Garden, and Tools
The following table presents net sales by major product lines (and related services):

	Three Months Ended		Nine Months Ended
in millions	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021
Building Materials	$15,343	$13,809	$46,095	$41,880
Décor	13,070	12,783	40,040	38,060
Hardlines	10,459	10,228	35,437	35,498
Net sales	$38,872	$36,820	$121,572	$115,438
Deferred Revenue
For products and services sold in stores or online, payment is typically due at the point of sale. When we receive payment from customers before the customer has taken possession of the merchandise or the service has been performed, the amount received is recorded as deferred revenue until the sale or service is complete. Such performance obligations are part of contracts with expected original durations of typically three months or less. As of October 30, 2022 and January 30, 2022, deferred revenue for products and services was $2.2 billion and $2.6 billion, respectively.
We further record deferred revenue for the sale of gift cards and recognize the associated revenue upon the redemption of those gift cards, which generally occurs within six months of gift card issuance. As of both October 30, 2022 and January 30, 2022, our performance obligations for unredeemed gift cards were $1.0 billion. Gift card breakage income, which is our estimate of the portion of our gift card balance not expected to be redeemed, was immaterial during the three and nine months ended October 30, 2022 and October 31, 2021.
3.PROPERTY AND LEASES
Net Property and Equipment
Net property and equipment includes accumulated depreciation and finance lease amortization of $27.5 billion as of October 30, 2022 and $26.1 billion as of January 30, 2022.

Leases
The following table presents the consolidated balance sheet location of assets and liabilities related to operating and finance leases:

in millions	Consolidated Balance Sheet Classification	October 30, 2022	January 30, 2022
Assets:
Operating lease assets	Operating lease right-of-use assets	$6,523	$5,968
Finance lease assets (1)	Net property and equipment	2,890	2,896
Total lease assets		$9,413	$8,864

Liabilities:
Current:
Operating lease liabilities	Current operating lease liabilities	$942	$830
Finance lease liabilities	Current installments of long-term debt	224	198
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	5,807	5,353
Finance lease liabilities	Long-term debt, excluding current installments	3,038	3,038
Total lease liabilities		$10,011	$9,419
—————
(1) Finance lease assets are recorded net of accumulated amortization of $1.2 billion as of October 30, 2022 and $1.0 billion as of January 30, 2022.
The following table presents supplemental non-cash information related to leases:

	Nine Months Ended
in millions	October 30, 2022	October 31, 2021
Lease assets obtained in exchange for new operating lease liabilities	$1,308	$637
Lease assets obtained in exchange for new finance lease liabilities	234	581
4.DEBT AND DERIVATIVE INSTRUMENTS
Short-Term Debt
In July 2022, we expanded our commercial paper program from $3.0 billion to $5.0 billion to further enhance our financial flexibility. All of our short-term borrowings in the first nine months of fiscal 2022 were under our commercial paper program, and the maximum amount outstanding at any time was $2.7 billion. In connection with our program, we have back-up credit facilities with a consortium of banks. In July 2022, we also expanded the borrowing capacity under these back-up facilities from $3.0 billion to $5.0 billion, by entering into a five-year $3.5 billion credit facility scheduled to expire in July 2027 and a 364-day $1.5 billion credit facility scheduled to expire in July 2023. These facilities replaced our previously existing five-year $2.0 billion credit facility, which was scheduled to expire in December 2023, and our 364-day $1.0 billion credit facility, which was scheduled to expire in December 2022. At October 30, 2022, we had no outstanding borrowings under our commercial paper program, and at January 30, 2022, we had $1.0 billion of outstanding borrowings under our commercial paper program.
Long-Term Debt
September 2022 Issuance. In September 2022, we issued three tranches of senior notes.
•The first tranche consisted of $750 million of 4.00% senior notes due September 15, 2025 at a discount of $0.3 million. Interest on these notes is due semi-annually on March 15 and September 15 of each year, beginning March 15, 2023.
•The second tranche consisted of $1.25 billion of 4.50% senior notes due September 15, 2032 at a discount of $1 million. Interest on these notes is due semi-annually on March 15 and September 15 of each year, beginning March 15, 2023.

•The third tranche consisted of $1.0 billion of 4.95% senior notes due September 15, 2052 at a discount of $14 million. Interest on these notes is due semi-annually on March 15 and September 15 of each year, beginning March 15, 2023.
•Issuance costs totaled $15 million.
March 2022 Issuance. In March 2022, we issued four tranches of senior notes.
•The first tranche consisted of $500 million of 2.70% senior notes due April 15, 2025 at a discount of $1 million. Interest on these notes is due semi-annually on April 15 and October 15 of each year, beginning October 15, 2022.
•The second tranche consisted of $750 million of 2.875% senior notes due April 15, 2027 at a discount of $4 million. Interest on these notes is due semi-annually on April 15 and October 15 of each year, beginning October 15, 2022.
•The third tranche consisted of $1.25 billion of 3.25% senior notes due April 15, 2032 at a discount of $6 million. Interest on these notes is due semi-annually on April 15 and October 15 of each year, beginning October 15, 2022.
•The fourth tranche consisted of $1.5 billion of 3.625% senior notes due April 15, 2052 at a discount of $32 million. Interest on these notes is due semi-annually on April 15 and October 15 of each year, beginning October 15, 2022.
•Issuance costs totaled $22 million.
Each of these senior notes may be redeemed by us at any time, in whole or in part, at the redemption price plus accrued interest up to the redemption date. Prior to the Par Call Date, as defined in the notes, the redemption price is equal to the greater of (1) 100% of the principal amount of the notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest to the Par Call Date. On or after the Par Call Date, the redemption price is equal to 100% of the principal amount of the notes. Additionally, if a Change in Control Triggering Event occurs, as defined in the notes, holders of all such notes have the right to require us to redeem those notes at 101% of the aggregate principal amount of the notes plus accrued interest up to the redemption date.
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
Derivative Instruments and Hedging Activities
We had outstanding interest rate swap agreements with combined notional amounts of $5.4 billion at both October 30, 2022 and January 30, 2022. These agreements are accounted for as fair value hedges that swap fixed for variable rate interest to hedge changes in the fair values of certain senior notes. At October 30, 2022, the fair values of these agreements totaled $1.0 billion, all of which is recognized within other long-term liabilities on the consolidated balance sheet. At January 30, 2022, the fair values of these agreements totaled $191 million, with $249 million recognized in other long-term liabilities and $58 million recognized in other assets on the consolidated balance sheet.
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
Collateral. We generally enter into master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit our credit risk, we enter into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain derivative instruments exceeds or falls below contractually established thresholds. The cash collateral posted by the Company related to derivative instruments under our collateral security arrangements was $883 million as of October 30, 2022, which was recorded in other current assets on the consolidated balance sheet. We did not hold any cash collateral as of October 30, 2022, and cash collateral both held and posted was immaterial as of January 30, 2022.

5. STOCKHOLDERS' EQUITY
Stock Rollforward
The following table presents a reconciliation of the number of shares of our common stock outstanding and cash dividends per share:

shares in millions	Three Months Ended		Nine Months Ended
	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021
Common stock:
Balance at beginning of period	1,793	1,791	1,792	1,789
Shares issued under employee stock plans	—	—	1	2
Balance at end of period	1,793	1,791	1,793	1,791
Treasury stock:
Balance at beginning of period	(769)	(735)	(757)	(712)
Repurchases of common stock	(4)	(10)	(16)	(33)
Balance at end of period	(773)	(745)	(773)	(745)
Shares outstanding at end of period	1,020	1,046	1,020	1,046

Cash dividends per share	$1.90	$1.65	$5.70	$4.95
Share Repurchases
In August 2022, our Board of Directors approved a $15.0 billion share repurchase authorization that replaced the previous authorization of $20.0 billion, which was approved in May 2021. This new authorization does not have a prescribed expiration date. As of October 30, 2022, $14.0 billion of the $15.0 billion share repurchase authorization remained available.
The following table presents information about our repurchases of common stock, all of which were completed through open market purchases:

in millions	Three Months Ended		Nine Months Ended
	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021
Total number of shares repurchased	4	10	16	33
Total cost of shares repurchased	$1,224	$3,500	$4,994	$10,500
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

	October 30, 2022			January 30, 2022
in millions	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative agreements – assets	$—	$—	$—	$—	$58	$—
Derivative agreements – liabilities	—	(977)	—	—	(249)	—
Total	$—	$(977)	$—	$—	$(191)	$—
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
During the third quarter of fiscal 2022, we completed our annual assessment of the recoverability of goodwill for our U.S., Canada and Mexico reporting units based on qualitative factors. We performed a qualitative assessment to determine if there were any indicators of impairment and concluded that while there have been events and circumstances in the macro-environment that have impacted us, we have not experienced any entity-specific indicators that would indicate that it is more likely than not that the fair value of any of our reporting units were less than their carrying amounts. Additionally, during the third quarter of fiscal 2022, we completed our annual assessment of the recoverability of our indefinite-lived intangibles based on quantitative factors and concluded no impairment losses should be recognized.
We did not have any material assets or liabilities that were measured at fair value on a nonrecurring basis during the three and nine months ended October 30, 2022 or October 31, 2021.
Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents, receivables, accounts payable, and short-term debt approximate fair value due to their short-term nature. The following table presents the aggregate fair values and carrying values of our senior notes:

	October 30, 2022		January 30, 2022
in millions	Fair Value (Level 1)	Carrying Value	Fair Value (Level 1)	Carrying Value
Senior notes	$35,453	$39,702	$39,397	$35,815
7.WEIGHTED AVERAGE COMMON SHARES
The following table presents the reconciliation of our basic to diluted weighted average common shares:

in millions	Three Months Ended		Nine Months Ended
	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021
Basic weighted average common shares	1,020	1,049	1,024	1,059
Effect of potentially dilutive securities (1)	3	4	4	4
Diluted weighted average common shares	1,023	1,053	1,028	1,063

Anti-dilutive securities excluded from diluted weighted average common shares	1	—	1	—
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
Results of Review of Interim Financial Information
We have reviewed the consolidated balance sheet of The Home Depot, Inc. and subsidiaries (the “Company”) as of October 30, 2022, the related consolidated statements of earnings, comprehensive income, and stockholders’ equity for the three-month and nine-month periods ended October 30, 2022 and October 31, 2021, the related consolidated statements of cash flows for the nine-month periods ended October 30, 2022 and October 31, 2021, and the related notes (collectively, the “consolidated interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
November 21, 2022

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion provides an analysis of the Company’s financial condition and results of operations from management's perspective and should be read in conjunction with the consolidated financial statements and related notes included in this report and in the 2021 Form 10-K and with our MD&A included in the 2021 Form 10-K. Our MD&A includes the following sections:
•Executive Summary
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Policies
EXECUTIVE SUMMARY
The following table presents quarter-to-date and year-to-date highlights of our financial performance:

dollars in millions, except per share data	Three Months Ended		Nine Months Ended
	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021
Net sales	$38,872	$36,820	$121,572	$115,438
Net earnings	4,339	4,129	13,743	13,081

Diluted earnings per share	$4.24	$3.92	$13.37	$12.31

Net cash provided by operating activities			$10,021	$13,386
Proceeds from long-term debt, net of discounts			6,942	2,979
Repayments of long-term debt			2,423	1,480
Repurchases of common stock			5,136	10,374
We reported net sales of $38.9 billion in the third quarter of fiscal 2022. Net earnings were $4.3 billion, or $4.24 per diluted share. For the first nine months of fiscal 2022, net sales were $121.6 billion and net earnings were $13.7 billion, or $13.37 per diluted share.
During the third quarter of fiscal 2022, we opened one new store in the U.S. and two new stores in Mexico, and we had no store closures, resulting in a store count of 2,319 at the end of the quarter. As of October 30, 2022, a total of 313 stores, or 13.5% of our total store count, were located in Canada and Mexico. For the third quarter of fiscal 2022, sales per retail square foot were $618.50, and for the first nine months of fiscal 2022, sales per retail square foot were $646.81. Our inventory turnover ratio was 4.3 times at the end of the third quarter of fiscal 2022, compared to 5.4 times at the end of the third quarter of fiscal 2021. The decrease in our inventory turnover ratio was driven by an increase in average inventory levels during the first nine months of fiscal 2022 resulting from strategic investments to promote higher in-stock levels and pull forward merchandise in response to ongoing global supply chain disruption, as well as continued investment in our new supply chain facilities and carry over of some spring seasonal inventory.
We generated $10.0 billion of cash flow from operations and issued $6.9 billion of long-term debt, net of discounts, during the first nine months of fiscal 2022. This cash flow, together with cash on hand, was used to fund cash payments of $5.9 billion for dividends and $5.1 billion for share repurchases. In addition, we repaid $2.4 billion of long-term debt and $1.0 billion of net short-term debt and funded $2.2 billion in capital expenditures. In February 2022, we announced a 15% increase in our quarterly cash dividend to $1.90 per share.
Our ROIC for the trailing twelve-month period was 43.3% at the end of the third quarter of fiscal 2022 and 43.9% at the end of the third quarter of fiscal 2021. See the Non-GAAP Financial Measures section below for our definition and calculation of ROIC, as well as a reconciliation of NOPAT, a non-GAAP financial measure, to net earnings (the most comparable GAAP financial measure).

RESULTS OF OPERATIONS
The following table presents the percentage relationship between net sales and major categories in our consolidated statements of earnings.
FISCAL 2022 AND FISCAL 2021 THREE MONTH COMPARISONS

	Three Months Ended
	October 30, 2022		October 31, 2021
dollars in millions	$	% of Net Sales	$	% of Net Sales
Net sales	$38,872		$36,820
Gross profit	13,224	34.0%	12,563	34.1%
Operating expenses:
Selling, general and administrative	6,468	16.6	6,168	16.8
Depreciation and amortization	608	1.6	600	1.6
Total operating expenses	7,076	18.2	6,768	18.4
Operating income	6,148	15.8	5,795	15.7
Interest and other (income) expense:
Interest income and other, net	(7)	—	(15)	—
Interest expense	413	1.1	341	0.9
Interest and other, net	406	1.0	326	0.9
Earnings before provision for income taxes	5,742	14.8	5,469	14.9
Provision for income taxes	1,403	3.6	1,340	3.6
Net earnings	$4,339	11.2%	$4,129	11.2%
—————
Note: Certain percentages may not sum to totals due to rounding.

	Three Months Ended
Selected financial and sales data:	October 30, 2022	October 31, 2021	% Change
Comparable sales (% change)	4.3%	6.1%	N/A
Comparable customer transactions (% change) (1)	(4.4)%	(5.8)%	N/A
Comparable average ticket (% change) (1)	8.8%	12.7%	N/A
Customer transactions (in millions) (1)	409.8	428.2	(4.3)%
Average ticket (1) (2)	$89.67	$82.38	8.8%
Sales per retail square foot (1) (3)	$618.50	$587.28	5.3%
Diluted earnings per share	$4.24	$3.92	8.2%
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
Net Sales. Net sales for the third quarter of fiscal 2022 were $38.9 billion, an increase of 5.6% from $36.8 billion for the third quarter of fiscal 2021. The increase in net sales for the third quarter of fiscal 2022 primarily reflected the impact of positive comparable sales driven by an increase in comparable average ticket, partially offset by a decrease in comparable customer transactions. A stronger U.S. dollar negatively impacted net sales by $132 million in the third quarter of fiscal 2022.

Online sales, which consist of sales generated through our websites and mobile applications for products picked up at our stores or delivered to customer locations, represented 13.3% of net sales during the third quarter of fiscal 2022 and grew by 9.6% compared to the third quarter of fiscal 2021. The increase in online sales for the third quarter of fiscal 2022 was a result of customers continuing to leverage our digital platforms and reflects our ongoing investments to enhance these platforms and related fulfillment capabilities, which support our interconnected retail strategy.
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
Total comparable sales for the third quarter of fiscal 2022 increased 4.3%, reflecting an 8.8% increase in comparable average ticket, partially offset by a 4.4% decrease in comparable customer transactions compared to the third quarter of fiscal 2021. The increase in comparable average ticket was primarily driven by inflation, as well as demand for new and innovative products. The decrease in comparable customer transactions reflects the impact of macroeconomic factors including the broader inflationary environment.
During the third quarter of fiscal 2022, 11 of our 14 merchandising departments posted positive comparable sales compared to the third quarter of fiscal 2021, led by Building Materials, Plumbing, Lumber, Millwork, Paint, and Hardware, which posted comparable sales above the Company average. Our Appliances, Flooring, and Indoor Garden departments posted negative comparable sales.
Gross Profit
Gross profit for the third quarter of fiscal 2022 increased 5.3% to $13.2 billion from $12.6 billion for the third quarter of fiscal 2021. Gross profit as a percentage of net sales, or gross profit margin, was 34.0% for the third quarter of fiscal 2022 compared to 34.1% for the third quarter of fiscal 2021. The decrease in gross profit margin during the third quarter of fiscal 2022 was primarily driven by investments in our supply chain network and higher product and transportation costs, offset by the benefit from higher retail prices.
Operating Expenses
Our operating expenses are composed of SG&A and depreciation and amortization.
Selling, General & Administrative. SG&A for the third quarter of fiscal 2022 increased $300 million, or 4.9%, to $6.5 billion from $6.2 billion for the third quarter of fiscal 2021. As a percentage of net sales, SG&A was 16.6% for the third quarter of fiscal 2022 compared to 16.8% for the third quarter of fiscal 2021, primarily reflecting leverage from a positive comparable sales environment and lower incentive compensation, partially offset by wage investments for hourly associates and increased operational costs, including investments designed to drive efficiencies in our stores.
Depreciation and Amortization. Depreciation and amortization for the third quarter of fiscal 2022 increased $8 million, or 1.3%, to $608 million from $600 million for the third quarter of fiscal 2021. As a percentage of net sales, depreciation and amortization was 1.6% for the third quarter of both fiscal 2022 and fiscal 2021, primarily reflecting leverage from a positive comparable sales environment, offset by increased depreciation expense from strategic investments in the business.
Interest and Other, net
Interest and other, net, was $406 million for the third quarter of fiscal 2022 compared to $326 million for the third quarter of fiscal 2021. Interest and other, net, as a percentage of net sales was 1.0% for the third quarter of fiscal 2022 compared to 0.9% for the third quarter of fiscal 2021, primarily reflecting higher interest expense due to higher debt balances and increased variable rate interest from our interest rate swaps during the third quarter of fiscal 2022, partially offset by leverage from a positive comparable sales environment.
Provision for Income Taxes
Our combined effective income tax rate was 24.4% for the third quarter of fiscal 2022 compared to 24.5% for the third quarter of fiscal 2021.

Diluted Earnings per Share
Diluted earnings per share were $4.24 for the third quarter of fiscal 2022 compared to $3.92 for the third quarter of fiscal 2021. The increase in diluted earnings per share was driven by higher net earnings during the third quarter of fiscal 2022, as well as lower diluted shares due to share repurchases.
FISCAL 2022 AND FISCAL 2021 NINE MONTH COMPARISONS

	Nine Months Ended
	October 30, 2022		October 31, 2021
dollars in millions	$	% of Net Sales	$	% of Net Sales
Net sales	$121,572		$115,438
Gross profit	40,852	33.6%	38,970	33.8%
Operating expenses:
Selling, general and administrative	19,735	16.2	18,975	16.4
Depreciation and amortization	1,830	1.5	1,780	1.5
Total operating expenses	21,565	17.7	20,755	18.0
Operating income	19,287	15.9	18,215	15.8
Interest and other (income) expense:
Interest income and other, net	(12)	—	(26)	—
Interest expense	1,166	1.0	1,006	0.9
Interest and other, net	1,154	0.9	980	0.8
Earnings before provision for income taxes	18,133	14.9	17,235	14.9
Provision for income taxes	4,390	3.6	4,154	3.6
Net earnings	$13,743	11.3%	$13,081	11.3%
—————
Note: Certain percentages may not sum to totals due to rounding.

	Nine Months Ended
Selected financial and sales data:	October 30, 2022	October 31, 2021	% Change
Comparable sales (% change)	4.2%	12.5%	N/A
Comparable customer transactions (% change) (1)	(5.3)%	1.1%	N/A
Comparable average ticket (% change) (1)	9.7%	11.5%	N/A
Customer transactions (in millions) (1)	1,287.9	1,357.2	(5.1)%
Average ticket (1) (2)	$90.45	$82.43	9.7%
Sales per retail square foot (1) (3)	$646.81	$615.98	5.0%
Diluted earnings per share	$13.37	$12.31	8.6%
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
Net Sales. Net sales for the first nine months of fiscal 2022 were $121.6 billion, an increase of 5.3% from $115.4 billion for the first nine months of fiscal 2021. The increase in net sales for the first nine months of fiscal 2022 primarily reflected the impact of positive comparable sales driven by an increase in comparable average ticket, partially offset by a decrease in comparable customer transactions. A stronger U.S. dollar negatively impacted net sales by $284 million for the first nine months of fiscal 2022.

Online sales, which consist of sales generated through our websites and mobile applications for products picked up in our stores or delivered to customer locations, represented 13.8% of net sales during the first nine months of fiscal 2022 and grew by 8.4% compared to the first nine months of fiscal 2021. The increase in online sales for the first nine months of fiscal 2022 was a result of customers continuing to leverage our digital platforms and reflects our ongoing investments to enhance these platforms and related fulfillment capabilities, which support our interconnected retail strategy.
Comparable Sales. Total comparable sales for the first nine months of fiscal 2022 increased 4.2%, reflecting a 9.7% increase in comparable average ticket, partially offset by a 5.3% decrease in comparable customer transactions compared to the first nine months of fiscal 2021. The increase in comparable average ticket was primarily driven by inflation, as well as demand for new and innovative products. The decrease in comparable customer transactions reflects the impact of macroeconomic factors including the broader inflationary environment, as well as cycling favorable weather and government stimulus during the first nine months of fiscal 2021.
During the first nine months of fiscal 2022, 11 of our 14 merchandising departments posted positive comparable sales when compared to the first nine months of fiscal 2021, led by Building Materials, Plumbing, Millwork, Paint, Hardware, and Kitchen and Bath, which posted comparable sales above the Company average. Our Indoor Garden, Outdoor Garden and Appliances departments posted negative comparable sales.
Gross Profit
Gross profit for the first nine months of fiscal 2022 increased 4.8% to $40.9 billion from $39.0 billion for the first nine months of fiscal 2021. Gross profit as a percentage of net sales, or gross profit margin, was 33.6% for the first nine months of fiscal 2022 compared to 33.8% for the first nine months of fiscal 2021. The decrease in gross profit margin during the first nine months of fiscal 2022 was primarily driven by investments in our supply chain network and higher product and transportation costs, offset by the benefit from higher retail prices.
Operating Expenses
Our operating expenses are composed of SG&A and depreciation and amortization.
Selling, General & Administrative. SG&A for the first nine months of fiscal 2022 increased $760 million, or 4.0% to $19.7 billion from $19.0 billion for the first nine months of fiscal 2021. As a percentage of net sales, SG&A was 16.2% for the first nine months of fiscal 2022 compared to 16.4% for the first nine months of fiscal 2021, primarily reflecting leverage from a positive comparable sales environment and lower incentive compensation, partially offset by wage investments for hourly associates and increased operational costs, including investments designed to drive efficiencies in our stores.
Depreciation and Amortization. Depreciation and amortization for the first nine months of fiscal 2022 increased $50 million, or 2.8% to $1.8 billion. As a percentage of net sales, depreciation and amortization was 1.5% for the first nine months of both fiscal 2022 and fiscal 2021, reflecting leverage from a positive comparable sales environment, offset by increased depreciation expense from strategic investments in the business.
Interest and Other, net
Interest and other, net for the first nine months of fiscal 2022 was $1.2 billion compared to $980 million for the first nine months of fiscal 2021. Interest and other, net, as a percentage of net sales was 0.9% for the first nine months of fiscal 2022 and 0.8% for the first nine months of fiscal 2021, primarily reflecting higher interest expense due to higher debt balances and increased variable rate interest from our interest rate swaps during the first nine months of fiscal 2022, partially offset by leverage from a positive comparable sales environment.
Provision for Income Taxes
Our combined effective income tax rate was 24.2% for the first nine months of fiscal 2022 compared to 24.1% for the first nine months of fiscal 2021.
Diluted Earnings per Share
Diluted earnings per share were $13.37 for the first nine months of fiscal 2022, compared to $12.31 for the first nine months of fiscal 2021. The increase in diluted earnings per share was driven by higher net earnings during the first nine months of fiscal 2022, as well as lower diluted shares due to share repurchases.

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
The following table presents the calculation of ROIC, together with a reconciliation of NOPAT to net earnings (the most comparable GAAP measure):

	Twelve Months Ended
dollars in millions	October 30, 2022	October 31, 2021
Net earnings	$17,095	$15,938
Interest and other, net	1,477	1,307
Provision for income taxes	5,540	5,053
Operating income	24,112	22,298
Income tax adjustment (1)	(5,844)	(5,378)
NOPAT	$18,268	$16,920

Average debt and equity	$42,222	$38,519

ROIC	43.3%	43.9%
—————
(1)Income tax adjustment is defined as operating income multiplied by our effective tax rate for the trailing twelve months.
LIQUIDITY AND CAPITAL RESOURCES
At October 30, 2022, we had $2.5 billion in cash and cash equivalents, of which $719 million was held by our foreign subsidiaries. We believe that our current cash position, cash flow generated from operations, funds available from our commercial paper program, and access to the long-term debt capital markets should be sufficient not only for our operating requirements, any required debt payments, and satisfaction of other contractual obligations, but also to enable us to invest in the business, fund dividend payments, and fund any share repurchases through the next several fiscal years. In addition, we believe that we have the ability to obtain alternative sources of financing, if necessary.
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
In February 2022, we announced a 15% increase in our quarterly cash dividend from $1.65 to $1.90 per share. During the first nine months of fiscal 2022, we paid cash dividends of $5.9 billion to shareholders. We intend to pay a dividend in the future; however, any future dividend is subject to declaration by our Board of Directors based on our earnings, capital requirements, financial condition, and other factors considered relevant by our Board of Directors.

In August 2022, our Board of Directors approved a $15.0 billion share repurchase authorization that replaced the previous authorization of $20.0 billion, which was approved in May 2021. This new authorization does not have a prescribed expiration date. As of October 30, 2022, approximately $14.0 billion of the $15.0 billion share repurchase authorization remained available. During the first nine months of fiscal 2022, we had cash payments of $5.1 billion for repurchases of our common stock through open market purchases.
DEBT
In July 2022, we expanded our commercial paper program from $3.0 billion to $5.0 billion to further enhance our financial flexibility. All of our short-term borrowings in the first nine months of fiscal 2022 were under our commercial paper program, and the maximum amount outstanding at any time was $2.7 billion. In connection with our program, we have back-up credit facilities with a consortium of banks. In July 2022, we also expanded the borrowing capacity under these back-up facilities from $3.0 billion to $5.0 billion, by entering into a five-year $3.5 billion credit facility scheduled to expire in July 2027 and a 364-day $1.5 billion credit facility scheduled to expire in July 2023. These facilities replaced our previously existing five-year $2.0 billion credit facility, which was scheduled to expire in December 2023, and our 364-day $1.0 billion credit facility, which was scheduled to expire in December 2022. At October 30, 2022, we had no outstanding borrowings under our commercial paper program, and we were in compliance with all of the covenants contained in our credit facilities, none of which are expected to impact our liquidity or capital resources.
We also issue senior notes from time to time as part of our capital management strategy. In March 2022, we issued $4.0 billion of senior notes. The net proceeds from this issuance were used for general corporate purposes, including repayment of outstanding indebtedness and repurchases of shares of our common stock. In September 2022, we issued $3.0 billion of senior notes. The net proceeds from this issuance are being used for general corporate purposes, including repurchases of shares of our common stock. During the first nine months of fiscal 2022, we repaid an aggregate of $2.25 billion of senior notes.
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
Net cash provided by operating activities decreased by $3.4 billion in the first nine months of fiscal 2022 compared to the first nine months of fiscal 2021, primarily driven by changes in working capital, slightly offset by an increase in net earnings. Working capital was impacted by higher merchandise inventories and reduced inventory turnover, timing of vendor payments, and decreases in deferred revenue in fiscal 2022. Our inventory position reflects the impact of inflation, along with strategic investments to promote higher in-stock levels and pull forward merchandise in response to ongoing global supply chain disruption, as well as continued investment in our new supply chain facilities and carry over of some spring seasonal inventory.
Investing Activities
Cash used in investing activities increased by $113 million in the first nine months of fiscal 2022 compared to the first nine months of fiscal 2021, primarily resulting from increased capital expenditures, partially offset by cash paid for an acquired business during the first nine months of fiscal 2021.

Financing Activities
Cash used in financing activities in the first nine months of fiscal 2022 primarily reflected $5.9 billion of cash dividends paid, $5.1 billion of share repurchases, $2.4 billion of repayments of long-term debt, and $1.0 billion of net repayments of short-term debt, partially offset by $6.9 billion of net proceeds from long-term debt. Cash used in financing activities in the first nine months of fiscal 2021 primarily reflected $10.4 billion of share repurchases, $5.3 billion of cash dividends paid, and $1.5 billion of repayments of long-term debt, partially offset by $3.0 billion of net proceeds from long-term debt.
CRITICAL ACCOUNTING POLICIES
During the first nine months of fiscal 2022, there were no changes to our critical accounting policies as disclosed in the 2021 Form 10-K. Refer to Note 1 to our consolidated financial statements for further discussion regarding our significant accounting policies.
ADDITIONAL INFORMATION
For information on accounting pronouncements that have impacted or are expected to materially impact our consolidated financial condition, results of operations or cash flows, see Note 1 to our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risk results primarily from fluctuations in interest rates in connection with our long-term debt portfolio. We are also exposed to risks from foreign currency exchange rate fluctuations on the translation of our foreign operations into U.S. dollars and on the purchase of goods by these foreign operations that are not denominated in their local currencies. Additionally, we may experience inflation and deflation related to our purchase of certain commodity products. There have been no material changes to our exposure to market risks, including the types of instruments we use to manage our exposure to such risks, from those disclosed in the 2021 Form 10-K.
Item 4. Controls and Procedures.
Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) and concluded that our disclosure controls and procedures were effective as of October 30, 2022.
We are in the process of an ongoing business transformation initiative, which includes upgrading and migrating certain accounting and finance systems. We plan to continue to migrate additional business processes over the course of the next few years and have modified and will continue to modify the design and implementation of certain internal control processes as the transformation continues.
Except as described above, there were no other changes in our internal control over financial reporting during the fiscal quarter ended October 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table presents the number and average price of shares purchased in each fiscal month of the third quarter of fiscal 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
August 1, 2022 – August 28, 2022	1,006,934	$311.63	1,002,575	$14,906,250,890
August 29, 2022 – September 25, 2022	1,042,671	285.15	1,041,201	14,609,360,775
September 26, 2022 – October 30, 2022	2,192,077	282.02	2,179,438	13,994,589,035
	4,241,682	289.82	4,223,214
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
(2)On August 18, 2022, our Board of Directors approved a $15.0 billion share repurchase authorization that replaced the previous authorization of $20.0 billion, which was approved on May 20, 2021. This new authorization does not have a prescribed expiration date.

SALES OF UNREGISTERED SECURITIES
During the third quarter of fiscal 2022, we issued 579 deferred stock units under The Home Depot, Inc. Nonemployee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of the SEC’s Regulation D thereunder. The deferred stock units were credited during the third quarter of fiscal 2022 to the accounts of those non-employee directors who elected to receive all or a portion of board retainers in the form of deferred stock units instead of cash. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.
During the third quarter of fiscal 2022, we credited 1,108 deferred stock units to participant accounts under the Restoration Plan pursuant to an exemption from the registration requirements of the Securities Act for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.

Item 6. Exhibits.
Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the references in brackets. All other exhibits are filed or furnished herewith.

Exhibit		Description
3.1	*	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q filed on September 1, 2011, Exhibit 3.1]
3.2	*	By-Laws of The Home Depot, Inc. (Amended and Restated Effective February 28, 2019) [Form 8-K filed on March 4, 2019, Exhibit 3.2]
4.1	*	Form of 4.000% Note due September 15, 2025 [Form 8-K filed on September 19, 2022, Exhibit 4.2]
4.2	*	Form of 4.500% Note due September 15, 2032 [Form 8-K filed on September 19, 2022, Exhibit 4.3]
4.3	*	Form of 4.950% Note due September 15, 2052 [Form 8-K filed on September 19, 2022, Exhibit 4.4]
15.1		Acknowledgement of Independent Registered Public Accounting Firm
31.1		Certification of the Chair, President and Chief Executive Officer pursuant to Rule 13a-14(a)
31.2		Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a)
32.1		Certification of the Chair, President and Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of the Executive Vice President and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HOME DEPOT, INC. (Registrant)

By:	/s/ EDWARD P. DECKER
Edward P. Decker, Chair, President and Chief Executive Officer (Principal Executive Officer)

/s/ RICHARD V. MCPHAIL
Richard V. McPhail, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ STEPHEN L. GIBBS
Stephen L. Gibbs, Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

Date:	November 21, 2022