Form 10-K
period 2023-01-29
HOME DEPOT, INC.
filed 2023-03-15
CIK 354950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2023
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting common stock held by non-affiliates of the registrant on July 29, 2022 was $308.0 billion.
The number of shares outstanding of the registrant’s common stock as of March 1, 2023 was 1,014,955,506 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2023 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K to the extent described herein.

Fiscal 2022 Form 10-K	i

COMMONLY USED OR DEFINED TERMS

Term	Definition
ASU	Accounting Standards Update
BODFS	Buy Online, Deliver From Store
BOPIS	Buy Online, Pickup In Store
BORIS	Buy Online, Return In Store
BOSS	Buy Online, Ship to Store
CDP	The not-for-profit organization formerly known as the Carbon Disclosure Project
Comparable sales	As defined in the Results of Operations section of MD&A
DIFM	Do-It-For-Me
DIY	Do-It-Yourself
EH&S	Environmental, Health, and Safety
EPA	U.S. Environmental Protection Agency
ESG	Environmental, social, and governance
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
fiscal 2020	Fiscal year ended January 31, 2021 (includes 52 weeks)
fiscal 2021	Fiscal year ended January 30, 2022 (includes 52 weeks)
fiscal 2022	Fiscal year ended January 29, 2023 (includes 52 weeks)
fiscal 2023	Fiscal year ending January 28, 2024 (includes 52 weeks)
GAAP	U.S. generally accepted accounting principles
IRS	Internal Revenue Service
LIBOR	London interbank offered rate
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MRO	Maintenance, repair, and operations
NOPAT	Net operating profit after tax
NYSE	New York Stock Exchange
PLCC	Private label credit card
Pro	Professional customer
Restoration Plans	Home Depot FutureBuilder Restoration Plan and HD Supply Restoration Plan
ROIC	Return on invested capital
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SG&A	Selling, general, and administrative

Fiscal 2022 Form 10-K	ii

FORWARD-LOOKING STATEMENTS
Certain statements contained herein, as well as in other filings we make with the SEC and other written and oral information we release, regarding our performance or other events or developments in the future constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may relate to, among other things, the demand for our products and services; net sales growth; comparable sales; the effects of competition; our brand and reputation; implementation of store, interconnected retail, supply chain and technology initiatives; inventory and in-stock positions; the state of the economy; the state of the housing and home improvement markets; the state of the credit markets, including mortgages, home equity loans, and consumer credit; the impact of tariffs; issues related to the payment methods we accept; demand for credit offerings; management of relationships with our associates, potential associates, suppliers and service providers; cost and availability of labor; costs of fuel and other energy sources; international trade disputes, natural disasters, climate change, public health issues (including the continuing impacts of the COVID-19 pandemic and the related recovery), cybersecurity events, military conflicts or acts of war, supply chain disruptions, and other business interruptions that could compromise data privacy or disrupt operation of our stores, distribution centers and other facilities, our ability to operate or access communications, financial or banking systems, or supply or delivery of, or demand for, our products or services; our ability to address expectations regarding ESG matters and meet ESG goals; continuation or suspension of share repurchases; net earnings performance; earnings per share; dividend targets; capital allocation and expenditures; liquidity; return on invested capital; expense leverage; changes in interest rates; changes in foreign currency exchange rates; commodity or other price inflation and deflation; our ability to issue debt on terms and at rates acceptable to us; the impact and expected outcome of investigations, inquiries, claims, and litigation, including compliance with related settlements; the challenges of international operations; the adequacy of insurance coverage; the effect of accounting charges; the effect of adopting certain accounting standards; the impact of legal and regulatory changes, including changes to tax laws and regulations; store openings and closures; financial outlook; and the impact of acquired companies on our organization and the ability to recognize the anticipated benefits of any acquisitions.
Forward-looking statements are based on currently available information and our current assumptions, expectations and projections about future events. You should not rely on our forward-looking statements. These statements are not guarantees of future performance and are subject to future events, risks and uncertainties – many of which are beyond our control, dependent on the actions of third parties, or currently unknown to us – as well as potentially inaccurate assumptions that could cause actual results to differ materially from our historical experience and our expectations and projections. These risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. Risk Factors, and elsewhere in this report and also as may be described from time to time in future reports we file with the SEC. You should read such information in conjunction with our consolidated financial statements and related notes and Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report. There also may be other factors that we cannot anticipate or that are not described herein, generally because we do not currently perceive them to be material. Such factors could cause results to differ materially from our expectations. Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements other than as required by law. You are advised, however, to review any further disclosures we make on related subjects in our filings with the SEC and in our other public statements.

Fiscal 2022 Form 10-K	iii

PART I
Item 1. Business.
INTRODUCTION
The Home Depot, Inc. is the world’s largest home improvement retailer based on net sales for fiscal 2022. We offer our customers a wide assortment of building materials, home improvement products, lawn and garden products, décor products, and facilities maintenance, repair and operations products. We also provide a number of services, including home improvement installation services and tool and equipment rental. As of the end of fiscal 2022, we operated 2,322 stores located throughout the U.S. (including the Commonwealth of Puerto Rico and the territories of the U.S. Virgin Islands and Guam), Canada, and Mexico. The Home Depot stores average approximately 104,000 square feet of enclosed space, with approximately 24,000 additional square feet of outside garden area. We also maintain a network of distribution and fulfillment centers, as well as a number of e-commerce websites in the U.S., Canada and Mexico. When we refer to “The Home Depot,” the “Company,” “we,” “us” or “our” in this report, we are referring to The Home Depot, Inc. and its consolidated subsidiaries.

The Home Depot, Inc. is a Delaware corporation that was incorporated in 1978. Our Store Support Center (corporate headquarters) is located at 2455 Paces Ferry Road, Atlanta, Georgia 30339. Our telephone number at that address is (770) 433-8211.
OUR BUSINESS
OUR STRATEGY
The retail landscape has changed rapidly over the past several years, with customer expectations constantly evolving. In fiscal 2022, we continued to operate with agility to meet the challenges created by a fluid domestic and global business environment, including supply chain disruptions, tight labor market conditions, and ongoing inflationary pressures. Our ability to operate successfully and meet the needs of our customers was due in significant part to our investments over the past several years aimed at creating an interconnected, frictionless shopping experience that enables our customers to seamlessly blend the digital and physical worlds. Going forward, we will leverage the momentum of these investments and continue to invest in our business in support of the following goals:
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
•Second, after meeting the needs of the business, we look to pay a quarterly dividend, which we intend to increase as we grow earnings.
•Third, after reinvesting in our business and paying our dividend, we intend to return excess cash to our shareholders through share repurchases.
In fiscal 2022, we invested $3.1 billion in capital expenditures to support our business, advance our goals, and continue to build an interconnected customer experience. We also focused on driving productivity throughout the business to lower our costs. The combination of reinvesting in the business to drive higher sales and supporting productivity to lower costs creates what we refer to as a virtuous cycle, which has allowed us to improve the customer experience, increase our competitiveness in the market, and deliver shareholder value.
In fiscal 2022, we returned over $14 billion to shareholders in the form of cash dividends and share repurchases. Our capital allocation is discussed further in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Fiscal 2022 Form 10-K	1

OUR CUSTOMERS
We serve two primary customer groups — consumers (including both DIY and DIFM customers) and professional customers — and have developed varying approaches to meet their diverse needs:
DIY Customers
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
Professional Customers (or “Pros”)
These customers are primarily professional renovators/remodelers, general contractors, maintenance professionals, handymen, property managers, building service contractors and specialty tradespeople, such as electricians, plumbers and painters. These customers build, renovate, remodel, repair, and maintain residential properties, multifamily properties, hospitality properties, and commercial facilities, including education, healthcare, government, institutional, and office buildings.
We have a number of initiatives designed to drive growth with our Pros, including a customized online experience, a dedicated sales force, an extensive delivery network, our Pro Xtra loyalty program, enhanced credit offerings, and inventory management programs. Building on our historical strength as a destination for urgent purchase needs, we are investing in capabilities that will help us better serve our Pros’ planned purchase needs (in-store or via our dedicated sales team), including our expanded supply chain capabilities and advance ordering through our interconnected digital platforms. We believe that focusing on meeting the Pros’ planned purchase needs, particularly for larger renovator/remodeler Pros, will help us drive growth and deliver value to our shareholders.
We extended our reach in the MRO marketplace with our fiscal 2020 acquisition of HD Supply, a leading national distributor and provider of MRO products and related value-added services to multifamily, hospitality, healthcare, and government housing facilities, among others, and in fiscal 2021 we integrated our legacy Interline Brands business into HD Supply. Our MRO operations use a distribution center-based model that sells products primarily through a professional sales force and through e-commerce platforms and print catalogs.
We recognize the great value our Pros provide to their clients, and we strive to make their jobs easier and help them grow their businesses. We believe that investments aimed at deepening our relationships with our Pros are yielding increased engagement and will continue to translate into incremental sales to these customers.
DIFM Customers
Intersecting our DIY customers and our Pros are our DIFM customers. These customers are typically homeowners who use Pros to complete their project or installation. Currently, we offer installation services in a variety of categories, such as flooring, water heaters, bath, garage doors, cabinets, cabinet makeovers, countertops, sheds, furnaces and central air systems, and windows. DIFM customers can purchase these services in our stores, online, or in their homes through in-home consultations. In addition to serving our DIFM customer needs, we believe our focus on the Pros who perform services for these customers helps us drive higher product sales.
OUR PRODUCTS AND SERVICES
A typical The Home Depot store stocks approximately 30,000 to 40,000 items during the year, including both national brand name and proprietary products. Our online product offerings complement our stores by serving as an extended aisle, and we offer a significantly broader product assortment through our websites and mobile applications, including homedepot.com, our primary website; homedepot.ca and homedepot.com.mx, our websites in Canada and Mexico; hdsupply.com, our website for our MRO products and related services; blinds.com, our online site for custom window coverings; and thecompanystore.com, our online site featuring textiles and décor products.
We believe our merchandising organization is a key competitive advantage, delivering product innovation, assortment and value, which reinforces our position as the product authority in home improvement. In fiscal 2022, we continued to invest in merchandising resets in our stores to refine assortments, optimize space productivity, introduce innovative new products to our customers, and improve visual merchandising to drive a better shopping experience. At the same time, we remain focused on offering everyday values in our stores and online. To help our merchandising organization keep pace with changing customer expectations and increasing desire for innovation, localization, and personalization, we are continuing to invest in tools to better leverage our data and drive a deeper level of collaboration with our supplier partners. As a result, we have continued to focus on enhanced

Fiscal 2022 Form 10-K	2

merchandising information technology tools to help us: (1) build an interconnected shopping experience that is tailored to our customers’ shopping intent and location; (2) provide the best value in the market; and (3) optimize our product assortments. Our merchandising team leverages technology and works closely with our inventory and supply chain teams, as well as our supplier partners, to manage our assortments, drive innovation, and adjust inventory levels to respond to fluctuations in demand, which helped us navigate the challenges of continuing global supply chain disruption in fiscal 2022. As cost pressures have risen in several product categories in the current environment, our tools have helped our merchandising, finance and data analytics teams as they work with our supplier partners to manage these pressures.
To complement our merchandising efforts, we offer a number of services for our customers, including installation services for our DIY and DIFM customers, as noted above. We also provide tool and equipment rentals at locations across the U.S. and Canada, providing value and convenience for both Pros and consumers. To improve the customer experience and continue to grow this differentiated service offering, we are continuing to invest in more locations (including piloting rental locations in Mexico), more tools, and better technology.
Sourcing and Quality Assurance
We maintain a global sourcing program to obtain high-quality and innovative products directly from manufacturers in the U.S. and around the world. During fiscal 2022, in addition to our U.S. sourcing operations, we maintained sourcing offices in Mexico, Canada, China, India, Vietnam and Europe. To ensure that suppliers adhere to our high standards of social and environmental responsibility, we also have a global responsible sourcing program. Under our supplier contracts, our suppliers are obligated to ensure that their products comply with applicable international, federal, state and local laws. These contracts also require compliance with our responsible sourcing standards, which cover a variety of expectations across multiple areas of social compliance, including supply chain transparency, compliance with local laws, health and safety, environmental laws and regulations, compensation, hours of work, and prohibitions on child and forced labor. To drive accountability with our suppliers, our standard supplier buying agreement includes a factory audit right related to these standards, and we conduct factory audits and compliance visits with non-Canada and non-U.S. suppliers of private branded and direct import products. Our 2022 Responsible Sourcing Report, available on our website at https://corporate.homedepot.com under “Responsibility > Sourcing Responsibly,” provides more information about this program. In addition, we have both quality assurance and engineering resources dedicated to establishing criteria and overseeing compliance with safety, quality and performance standards for our private branded products.
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
We also maintain patent portfolios relating to our business operations, retail services, and products, and we seek to patent or otherwise protect innovations we incorporate into our business. Patents generally have a term of twenty years from the date they are filed. As our patent portfolio has been built over time, the remaining terms of the individual patents across our patent portfolio vary. Although our patents have value, no single patent is essential to our business. We continuously assess our merchandising departments and product lines for opportunities to expand the assortment of products offered within The Home Depot’s portfolio of proprietary and exclusive brands.
COMPETITION AND SEASONALITY
Our industry is highly competitive, very fragmented, and evolving. As a result, we face competition for customers for our products and services from a variety of retailers, suppliers, service providers, and distributors and manufacturers that sell products directly to their respective customer bases. These competitors range from traditional brick-and-mortar, to multichannel, to exclusively online, and they include a number of other home improvement retailers; electrical, plumbing and building materials supply houses; and lumber yards. With respect to some products and services, we also compete with specialty design stores, showrooms, discount stores, local, regional and national hardware stores, paint stores, specialty and mass digital retailers, warehouse clubs, independent building supply stores, MRO distributors, home décor retailers, and other retailers, as well as with

Fiscal 2022 Form 10-K	3

providers of home improvement services and tool and equipment rental. The internet facilitates competitive entry, price transparency, and comparison shopping, increasing the level of competition we face.
Both in-store and online, we compete primarily based on customer experience, price, quality, product availability and assortment, and delivery options. We also compete based on store location and appearance, presentation of merchandise, and ease of shopping experience. Our Pros also look for a dedicated sales team, competitive credit and pricing options, project planning tools, and product depth and job lot quantities, particularly for their planned purchase needs. Furthermore, with respect to delivery options, customers are increasingly seeking faster and/or guaranteed delivery times, low-price or free shipping, and/or convenient pickup options. Our ability to be competitive on delivery and pickup times, options and costs depends on many factors, including the success of our supply chain investments, described more fully under “Our Supply Chain” below.
Our business is subject to seasonal influences. Generally, our highest volume of sales occurs in our second fiscal quarter, as we move into the spring season in the regions in which we operate.
INTERCONNECTED SHOPPING EXPERIENCE
We continue to enhance our capabilities to provide our customers with a frictionless interconnected shopping experience across our stores, online, on the job site, and in their homes, focusing on continued investments in our website and mobile apps to enhance the digital customer experience.
Digital Experience
Enhancements to our digital properties are critical for our increasingly interconnected customers, who often research products online and check available inventory before going into one of our stores to view the products in person or talk to an associate and then make their purchase in store or online. While in the store, customers may also go online to access ratings and reviews, compare prices, view our extended assortment, and purchase additional products. Our investments in a truly interconnected experience are focused on bringing together the power of our physical retail presence and the frictionless interaction of our digital capabilities.
A significant majority of the traffic in our digital channels is on mobile devices. Mobile customers expect more simplicity and relevancy in their digital interactions. As a result, we have made investments to our digital properties to improve the overall presentation and ease of navigation for the user. We have also enhanced the “shopability” of an online product by including more information on the product’s landing page, including related products and/or parts of a collection, as well as various fulfillment options. We believe our focus on improving search capabilities, site functionality, category presentation, product content, speed to checkout, and enhanced fulfillment options has yielded higher traffic, better conversion and continued sales growth.
Further, we do not view the interconnected shopping experience as a specific transaction; rather, we believe it encompasses an entire journey from inspiration and know-how, to purchase and fulfillment, to post-purchase care and support. Customers expect more personalized messaging, so we are continuing to focus on connecting marketing activities with the online and in-store experiences to create seamless engagement across channels. From the inspirational point of the purchase journey to providing product know-how, we continue to invest in the infrastructure and capabilities needed to deliver the most relevant marketing messages to our customers based upon what is important to them today.
Store Experience
Our stores remain the hub of our business, and we continue to invest to improve the customer shopping experience through easier navigation and increased convenience and speed of checkout. In fiscal 2022, we continued to leverage the investments made in our stores over the past several years to operate effectively and meet changing customer expectations. These investments include wayfinding signage and store refresh packages; self-service lockers, online order storage areas at front entrances and curbside pickup to provide convenient pickup options for online orders; electronic shelf label capabilities; and the re-design of front-end areas, including reconfigured service desks, improved layouts in checkout areas, and expanded and enhanced self-checkout options. To improve the customer’s experience in our stores, we have also empowered our customers with additional self-help tools, including mobile app-enabled store navigation. Our app provides store-specific maps, which allow customers to pinpoint the exact location of an item on their mobile devices. We believe these investments are driving higher customer satisfaction scores, and we will continue to invest to improve the customer experience going forward.
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

Fiscal 2022 Form 10-K	4

simpler order management system; expanding in-aisle, real-time mobile learning tools for our associates’ own development and to assist with customer questions; and using labor model tools to better align associate activity with customer needs. For several years, our associates have used web-enabled handheld devices to help them more efficiently meet the needs of the business and serve customers. In fiscal 2022, we began rolling out the next generation of digital phones to our stores, which we call “hdPhones,” so that each associate will have a digital device during their shift. The new devices offer enhanced functionality to allow associates to readily query inventory, access applications that support customer service, and drive on-shelf availability of product.
Investing in Safety. We are committed to maintaining a safe shopping and working environment for our customers and associates. We empower trained EH&S associates to evaluate, develop, implement and enforce policies, processes and programs on a Company-wide basis. Our EH&S policies are woven into our everyday operations and are part of The Home Depot culture. Common program elements include daily store inspection checklists (by department); routine follow-up audits from our store-based safety team members and regional, district and store operations field teams; equipment enhancements and preventative maintenance programs to promote physical safety; departmental merchandising safety standards; training and education programs for all associates, with varying degrees of training provided based on an associate’s role and responsibilities; and awareness, communication and recognition programs designed to drive operational awareness and an understanding of EH&S matters.
OUR SUPPLY CHAIN
We continue to focus on building best-in-class competitive advantages in our supply chain to be responsive to our customers’ expectations for how, when and where they choose to receive our products and services. As part of enhancing the interconnected shopping experience, we continue to invest in expanding our supply chain network, with the goal of achieving the fastest, most efficient and most reliable delivery capabilities in home improvement. Our efforts are focused on ensuring product availability and increasing the speed and reliability of delivery for our customers while managing our costs. Our supply chain investments have helped us to operate effectively and meet our customers’ needs throughout the challenging environment over the past few years.
We centrally forecast and replenish the vast majority of our store products through sophisticated inventory management systems and utilize our network of distribution centers to serve both our stores’ and customers’ needs. Our supply chain includes multiple distribution center platforms in the U.S., Canada, and Mexico tailored to meet the needs of our stores and customers based on types of products, location, transportation, and delivery requirements. These platforms include rapid deployment centers, stocking distribution centers, bulk distribution centers, and direct fulfillment centers, among others. As part of the expansion of our supply chain, we have invested to further automate and mechanize our rapid deployment center network to drive efficiency and faster movement of product.
We are also continuing to expand our fulfillment network, investing in a significant number of new fulfillment facilities to drive speed and reliability of delivery for our customers and to help us ultimately meet our goal of reaching 90% of the U.S. population with same or next day delivery for extended home improvement product offerings, including big and bulky products. These facilities include omni-channel fulfillment centers, which deliver product directly to customers, and market delivery operations, which function as local hubs to consolidate freight for dispatch to customers for the final mile of delivery, with a focus on appliances. In fiscal 2022, we realized our goal to control more of our appliance delivery end-to-end and began managing all of our appliance delivery volume through our market delivery operations. We have also added flatbed distribution centers, which handle large items like lumber and building materials that are transported on flatbed trucks. As of the end of fiscal 2022, we have opened a number of additional fulfillment facilities, and we will continue to build out our fulfillment network to support our business. Our network is designed to create a competitive advantage with unique, industry-leading capabilities for home improvement needs for both Pros and consumers.
In addition to our distribution and fulfillment centers, we leverage our stores as a network of convenient customer pickup, return, and delivery fulfillment locations. Our premium real estate footprint provides a distinct structural and competitive advantage. For customers who shop online and wish to pick up or return merchandise at, or have merchandise delivered from, our stores, we have implemented four interconnected retail programs: BOSS, BOPIS, BODFS, and BORIS. We also provide curbside pickup to complement our BOPIS offerings, in addition to the self-service lockers at the front entrance of many of our stores. We also offer express car and van delivery service that covers over 80% of the U.S. population. For fiscal 2022, approximately 50% of our U.S. online orders were fulfilled through a store. We also continue to focus on developing new capabilities to improve both efficiency and customer experience in our store delivery program. Our strategic intent is to have a portfolio of efficient, timely and reliable sources and methods of delivery to choose from, optimizing order fulfillment and delivery based on customer needs, inventory locations and available transportation options.

Fiscal 2022 Form 10-K	5

CORPORATE RESPONSIBILITY AND HUMAN CAPITAL MANAGEMENT
We view environmental, social and governance matters through the lens of our business, with an understanding that if we support our associates, our customers, our supplier partners, and the communities we serve, we also support our business and create long-term value for our shareholders. As a result, we believe that ESG is fundamentally embedded in our operations and culture. We organize our efforts around three pillars: (1) Focus on Our People, (2) Operate Sustainably, and (3) Strengthen Our Communities. Highlights of each of these pillars are set forth below. For further information on our three pillars and other ESG-related matters, see our annual ESG Report, available on our website at https://corporate.homedepot.com/responsibility.
Focus on Our People
Our culture and our associates provide intangible and hard-to-replicate competitive advantages, which have been key to helping us navigate challenging market conditions. Our associates are essential to providing the experience and service that our customers demand. To preserve and protect that customer experience, we focus on cultivating a compelling associate experience, which we believe supports our ability to attract and retain our associates. This includes investing in competitive wages and benefits while also providing the culture, tools, training and development opportunities that make working at The Home Depot an enjoyable and rewarding experience. These actions are the foundation of our key tenets of putting customers first and taking care of our associates.
Culture and Values. The Home Depot has a strong commitment to ethics and integrity, and we are a values- and culture-centric business. Our commitment to our core values drives our approach to human capital management. Our culture is based on our servant leadership philosophy represented by the inverted pyramid, which puts primary importance on our customers and our associates by positioning them at the top, with senior management at the base in a support role. We bring our culture to life through our core values, which serve as the foundation of our business and as the guiding principles behind the decisions we make every day.

Customers
Front Line Associates
Field Support
Corporate Office
CEO

Our values also guide our efforts to create an environment that will help us attract and retain skilled associates in the competitive marketplace for talent. We empower our associates to deliver a superior customer experience by living our values, and we position our associates to embody our core values by integrating the importance of our culture into ongoing development programs, performance management practices, and rewards programs. Leaders participate in programs designed to build and strengthen our culture, such as training on leadership skills, cross-functional collaboration, inclusiveness, and associate engagement, and all associates receive annual training on unconscious bias. Our core values are at the root of our human capital management programs.
Our Workforce. At the end of fiscal 2022, we employed approximately 471,600 associates, of whom approximately 46,500 were salaried, with the remainder compensated on an hourly basis. Set forth below is the geographic makeup of our workforce:

Geographic Location	Number of Associates	% of Total Workforce
United States	418,900	88.8%
Canada	34,500	7.3%
Mexico	17,900	3.8%
Other (1)	300	0.1%
Total	471,600	100%
————
(1)    Includes associates in our sourcing organization located in China, Vietnam, India, Italy, Poland and Turkey.

Fiscal 2022 Form 10-K	6

Talent Attraction and Development. As we attract and hire new associates, we strive to create a customer-like experience for jobseekers as they progress through the steps of our recruiting process by focusing on speed and personalization. We employ targeted marketing practices through our careers website, which personalizes the user’s experience based on jobseeker location and searching behavior. Jobseekers can also apply for roles from anywhere using desktop or mobile devices. Once a jobseeker has applied for a role and has been selected to move forward in the recruiting process, we provide self-service by allowing candidates to schedule or reschedule pre-hire activities directly from their mobile device. Lastly, we created a quick hiring process for candidates by leveraging job-matching automation that matches candidates to jobs that fit their needs.
We offer all of our associates the opportunity to benefit from robust development opportunities. Our Home Depot University, or “HDU,” program, is a key part of this development, offering relevant content through multiple platforms, including instructor-led classes, e-learning, mobile learning, and additional online resources. We invest in ongoing growth and development by integrating our culture and values into our performance management practices, providing coaching through continuous leader support, and empowering our associates to learn new skills at their own pace through mobile applications our associates can access at any time. We equip our leaders with the tools they need to develop themselves and their teams through several programs designed to help them lead inclusively, empower their teams, and serve as mentors for our associates.
In fiscal 2022, we supported both associate development and engagement by starting the year with a new store leadership structure. We created new management positions in our stores focused on the customer service experience, increasing the number of managers on the floor at any given time. This new structure frees up time for other store leaders to devote to associate training and development. The result is an improved customer and associate experience, while also providing new career paths for associates.
Associate Engagement. Associate engagement is the emotional commitment associates have to The Home Depot. It is vital to our culture and to our success. We create an engaging workplace by continuously listening to and acting on associate feedback. We provide several pulse check surveys to associates throughout the year that help us determine how emotionally connected those associates are to our customers, the Company, their jobs, fellow associates, and leaders. In addition, our annual Voice of the Associate survey, which includes all associates, serves as our primary means of gauging associates’ level of engagement within their roles. We use the feedback from these surveys to help improve the overall associate experience. We also maintain a digital associate engagement platform that links associates with common interests and fuels connections to co-workers and Company leaders. Additionally, we have a number of programs to recognize stores and individual associates for exceptional customer service and demonstrating our core values.
Diversity, Equity and Inclusion. Guided by our core values and grounded in our culture, we believe that having a diverse, equitable and inclusive Company is key to our success. We are focused on building a workplace and retail space that reflect the customers and communities we are proud to serve. We strive to maintain a Company where our associates are valued and respected and feel a sense of belonging in the workplace, so that they can provide the customer experience that supports our business. Our Office of Diversity, Equity and Inclusion supports our focus on associate diversity, supplier diversity, and engagement with our communities. Below is the fiscal 2022 diversity data for our U.S. associates:

Associate Population	Race/Ethnicity			Gender
	% Minority	% White	% Undisclosed	% Female	% Male	% Undisclosed
U.S. Workforce	48%	50%	2%	38%	62%	1%
U.S. Managers & Above (1)	39%	60%	1%	35%	65%	0%
U.S. Officers	26%	73%	2%	29%	69%	2%
————
(1)    Does not include officers.
Note: Certain percentages may not sum to totals due to rounding.
As a Company, we have identified several priorities designed to guide our efforts to enhance diversity, equity and inclusion. We believe these associate-, supplier- and community-focused priorities will further enhance our customers’ experience and make a sustainable difference within the workplace, marketplace, and community:
•Associate Engagement
◦Increase diverse representation throughout our organization
◦Create an environment where every associate feels included and valued for who they are
◦Promote equal opportunity in recruitment, hiring, training, development and advancement

Fiscal 2022 Form 10-K	7

•Supplier Diversity
◦Increase use of and spend with diverse suppliers
◦Develop diverse suppliers by providing mentorship and sharing resources
•Community Engagement
◦Partner with organizations on programs designed to close the wealth gap
◦Support programs that advance education for all
Compensation and Benefits. Consistent with our core values, we take care of our people by offering competitive compensation and comprehensive benefits programs. We continuously make wage investments to ensure our compensation packages reflect the evolving circumstances across our markets, and our profit-sharing program for hourly associates provides semi-annual cash awards for performance against our business plan. We transitioned from the enhanced pay and benefits we provided for our associates in fiscal 2020 to alleviate some of the challenges presented by the COVID-19 pandemic to permanent compensation enhancements for our frontline, hourly associates, which we have continued to make since fiscal 2020. Our associates can take advantage of a range of benefits, including healthcare and wellness programs, vacation and leave of absence benefits including parental leave and paid sick/personal time off, a 401(k) match, our ESPPs, personal finance education and advisory services, assistance programs to help with managing personal and work-life challenges, family support programs, and educational assistance.
Operate Sustainably
We have a long-standing and substantial commitment to sustainable business operations, understanding that if we make our operations more efficient and sustainable, we can support both our business and the environment. This philosophy extends from the products and services we offer to our customers; to our store construction, maintenance and operations; to our supply chain and packaging initiatives; to our ethical sourcing program. As we strive to operate sustainably, we have focused on efforts that help protect the climate, reduce our environmental impact, and source products responsibly, and we have set goals to drive progress in these areas.
Our 2022 ESG Report, available on our website at https://corporate.homedepot.com/responsibility, includes more information on our goals, as well as specific initiatives we have in place to help achieve these goals. Below are highlights of our sustainability strategy.
Our Environmental Goals. We currently have several goals to help address climate impact and reduce our environmental footprint:

Year Announced	Goal	Goal Date	Status
2018	Cleaning Products Chemical Reduction: Eliminate certain added chemicals from residential household cleaning products sold in-store or online by the end of fiscal 2022	2022	Complete (1)
2018
Science-Based Carbon Emissions Targets: Reduce Scope 1 and 2 carbon emissions by 2.1% per year, with the goal to achieve a 40% reduction by the end of fiscal 2030 and a 50% reduction by the end of fiscal 2035
		2030; 2035	In Process
2019	Recyclable Packaging: Exclude expanded polystyrene foam (EPS) and polyvinyl chloride (PVC) film from the packaging of private-brand products we sell, replacing them with easier-to-recycle materials by the end of fiscal 2023	2023	In Process
2020	Renewable/Alternative Energy Sources: Produce or procure, on an annual basis, 335 megawatts of renewable or alternative energy by the end of fiscal 2025	2025	In Process
2021	100% Renewable Electricity: Produce or procure renewable electricity equivalent to the needs for all Home Depot facilities worldwide by the end of fiscal 2030	2030	In Process
————
(1)    A de minimis number of suppliers are still in the process of reformulating and transitioning their product assortment.
These goals follow the completion of a number of previously announced goals, including goals related to reducing store electricity use, eliminating certain chemicals from products we sell, and helping customers reduce their greenhouse gas emissions and water use and save on electricity costs.

Fiscal 2022 Form 10-K	8

Our Environmental Programs and Initiatives. In order to progress against our goals, we have a number of environmentally-focused programs and initiatives, including:
•Store Operations and Renewable/Alternative Energy. We have reduced store energy consumption through initiatives such as LED lighting upgrades; installation of energy-efficient HVAC systems; participation in demand mitigation; on-site alternative or renewable energy projects such as fuel cells and solar panels; and contracts with off-site wind and solar power providers. We have continued to work toward our goal to produce or procure renewable electricity equivalent to the electricity needs for all Home Depot facilities by the end of fiscal 2030. We have also continued our focus on saving water, implementing smart irrigation systems capable of reducing irrigation-related water use in more than 500 U.S. stores.
•Product Offerings. Through our Eco ActionsTM program, we have helped our customers more easily identify products related to five areas: carbon emissions, circularity, responsible chemistry, sustainable forestry, and water use. Under our Eco Actions program, we sell ENERGY STAR® certified appliances; WaterSense®-labeled bath faucets, showerheads, aerators, toilets, and irrigation controllers; LED light bulbs; tankless water heaters; and many other products. These products, through proper use, help our customers save money on their utility bills and reduce their environmental impact. Through Eco Actions, we also provide customers with resources, such as project tutorials, to take individual action on environmental issues.
•In-Store Recycling Programs. We offer customer-facing recycling programs in the U.S., including in-store recycling programs for compact fluorescent light bulbs, rechargeable batteries, and lead acid batteries.
•Chemical Strategy. We are committed to increasing our assortment of products that meet high environmental standards, and we encourage our suppliers to invest in developing environmentally-innovative products. We periodically evaluate our Chemical Strategy to ensure our approach and goals are appropriate.
•Sustainable Packaging. In addition to our goal related to eliminating EPS and PVC from our private-brand products, we are continually working with our suppliers to find ways to make product packaging more recyclable or simply use less materials, such as through the reduction of single-use plastics.
•Supply Chain Optimization. Through our supply chain initiatives such as space sharing and optimization technology, we are working to maximize our use of every mile to make our supply chain more efficient. We also utilize hydrogen fuel cell technology in a number of our forklifts to make our supply chain even more environmentally responsible.
•CDP Participation. We are a long-standing participant in the annual CDP Climate Change reporting process. CDP is an independent, international, not-for-profit organization providing a global system for companies and cities to measure, disclose, manage, and share environmental information. In February 2023, we received a score of “B” from CDP. We have also announced that we plan to begin participating in CDP’s Forests reporting process.
•Assessment of SBTi Goals. In fiscal 2021, we announced plans to adopt, by the end of fiscal 2023, new Science Based Targets Initiative (SBTi) goals to reduce Scope 1, 2 and 3 emissions in line with Paris Agreement goals. Adoption of SBTi goals would build on our current science-based goals to reduce Scope 1 and 2 carbon emissions by 2.1% per year, to achieve a 40% reduction by the end of fiscal 2030 and a 50% reduction by the end of fiscal 2035. In fiscal 2022, we continued to work on evaluating potential SBTi goals.
Over the past several years, our commitment to sustainable operations has resulted in a number of environmental awards and recognitions. In 2022, we received the following awards: an EPA WaterSense® Partner of the Year Award for our commitment to offering and promoting water-efficient products; an EPA SmartWay High Performer Award, which recognized us as an industry leader in improving freight efficiency and environmental performance; an EPA Safer Choice Partner of the Year Award, which recognizes achievement in products with safer chemicals that furthers innovative source reduction; and an EPA ENERGY STAR® Partner of the Year Award for our contribution to promoting energy efficiency.
Strengthen our Communities
One of our core values is “Giving Back,” and we support our communities in a number of ways. The Home Depot Foundation focuses on improving the homes and lives of U.S. veterans, assisting communities affected by natural disasters, and training skilled tradespeople to fill the labor gap. The Company and The Home Depot Foundation are partnering with industry leaders on training programs to train the next generation of skilled tradespeople and help them find careers in the home improvement industry through our Path to Pro program, which includes a new career networking site to connect skilled tradespeople to industry Pros. Our Team Depot associate volunteers also extend

Fiscal 2022 Form 10-K	9

the mission of the Home Depot Foundation in communities across the country, donating thousands of volunteer hours each year on a wide variety of projects.
We partner with diverse suppliers and organizations to further support our diversity, equity and inclusion efforts. As noted above, our Office of Diversity, Equity and Inclusion partners with community organizations on programs designed to close the wealth gap and enhance education outcomes across underserved and underrepresented communities. To further advance diversity, equity and inclusion in our communities, we have a supplier diversity program through which we provide supplier development and other resources to our diverse suppliers, and in fiscal 2021 we launched a Tier II supplier diversity program that aims to drive more spending from our direct suppliers to diverse suppliers. In fiscal 2022, the Company joined the Billion Dollar Roundtable Inc., or BDR, a not-for-profit organization that promotes supplier diversity excellence and best practices. The BDR consists of U.S.-based corporations that spend $1.0 billion or more annually with minority- and woman-owned suppliers. We are working to cultivate a supplier base that creates long-lasting growth and mutual business success, while reflecting the diversity of our customers and strengthening the communities in which our customers and associates live.
Please see our 2022 ESG Report for additional information about our efforts to support the communities we serve.
GOVERNMENT REGULATION
As a company with both U.S. and international operations, we are subject to the laws of the U.S. and foreign jurisdictions in which we operate and the rules and regulations of various governing bodies, which may differ among jurisdictions. Compliance with these laws, rules and regulations has not had, and is not expected to have, a material effect on our capital expenditures, results of operations, or competitive position as compared to prior periods.
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
Item 1A. Risk Factors.
Our business, results of operations, and financial condition are subject to numerous risks and uncertainties. In connection with any investment decision with respect to our securities, you should carefully consider the following risk factors, as well as the other information contained in this report and our other filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. Should any of these risks materialize, our business, results of operations, financial condition and future prospects could be negatively impacted, which in turn could affect the trading value of our securities. You should read these Risk Factors in conjunction with Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes in Item 8.
STRATEGIC RISKS
Strong competition could adversely affect prices and demand for our products and services and could decrease our market share.
Our industry is highly competitive, highly fragmented, and evolving. As a result, we face competition for customers for our products and services from a variety of retailers, suppliers, service providers, and distributors and manufacturers that sell products directly to their respective customer bases. These competitors range from traditional brick-and-mortar, to multichannel, to exclusively online, and they include a number of other home improvement retailers; electrical, plumbing and building materials supply houses; and lumber yards. With respect to some products and services, we also compete with specialty design stores, showrooms, discount stores, local, regional and national hardware stores, paint stores, specialty and mass digital retailers, warehouse clubs, independent building supply stores, MRO distributors, home décor retailers, and other retailers, as well as with providers of home improvement services and tool and equipment rental. The internet facilitates competitive entry, price transparency, and comparison shopping, increasing the level of competition we face.
We compete primarily based on customer experience, price, quality, product availability and assortment, and delivery options, both in-store and online. We also compete based on store location and appearance, presentation of merchandise, and ease of shopping experience. Our Pros also look for a dedicated sales team, competitive credit

Fiscal 2022 Form 10-K	10

and pricing options, project planning tools, and product depth and job lot quantities, particularly for their planned purchase needs. Furthermore, customers are increasingly shopping online and seeking faster and/or guaranteed delivery times, low-price or free shipping, and/or convenient pickup options. Our ability to be competitive on delivery and pickup times, options and costs depends on many factors, including leveraging the momentum of our strategic investments in our supply chain and our interconnected retail capabilities to further enhance the customer shopping experience. Failure to successfully manage these factors and offer competitive delivery and pickup options could negatively impact our profit margins and the demand for our products.
We use our marketing, advertising and promotional programs to drive customer traffic and compete more effectively, and we must regularly assess and adjust our efforts to address changes in the competitive landscape. Intense competitive pressures from one or more of our competitors, such as through aggressive promotional pricing or liquidation events, or our inability to adapt effectively and quickly to a changing competitive landscape, could adversely affect our prices, our margins, or demand for our products and services. If we are unable to timely and appropriately respond to these competitive pressures, including through the delivery of a superior interconnected customer experience or through maintenance of effective sales and marketing, advertising or promotional programs leveraging both our digital and physical platforms, our market share and our financial performance could be adversely affected. In addition, we are operating in a highly inflationary environment. If inflation increases beyond our ability to control our related costs, we may not be able to adjust prices to sufficiently offset the effect of the various cost increases without negatively impacting consumer demand, or it may adversely affect our ability to compete based on price.
We may not timely identify or effectively respond to consumer needs, expectations or trends, which could adversely affect our relationship with our customers, the demand for our products and services, and our market share.
The success of our business depends in part on our ability to identify and respond promptly to evolving trends in demographics; shifts in consumer preferences, expectations and needs; and unexpected weather conditions, public health issues (including pandemics and related impacts), natural disasters, or changes in the macroeconomic environment that impact our customers, while also managing appropriate inventory levels in our stores and distribution or fulfillment centers and maintaining an excellent customer experience. It is difficult to successfully predict the products and services our customers will demand. As our customers expect a more personalized experience, our ability to collect, use and protect relevant customer data is important to our ability to effectively meet their expectations. Our ability to collect and use that data, however, is subject to a number of external factors, including the impact of legislation or regulations governing data privacy and security and customer expectations around data collection and use. In addition, each of our primary customer groups has different needs and expectations, many of which evolve as the demographics in a particular customer group change. Customer preferences and expectations related to sustainability of products and operations are also changing. If we do not successfully differentiate the shopping experience to meet the individual needs and expectations of or within a customer group, we may lose market share with respect to those customers.
Customer expectations about the methods by which they purchase and receive products or services are also becoming more demanding. Customers routinely and increasingly use technology and a variety of electronic devices and digital platforms to rapidly compare products and prices, read product reviews, determine real-time product availability, and purchase products, and new channels and tools to expand the customer experience appear and change rapidly. Our Pros also look for additional capabilities, including a dedicated sales team, competitive credit and pricing options, project planning tools, and product depth and job lot quantities, particularly for their planned purchase needs. Once products are purchased, customers seek alternate options for delivery of those products, including advance ordering through digital platforms for Pros, and they often expect quick, timely, and low-price or free delivery and/or convenient pickup options. We must continually anticipate and adapt to these changes in the shopping and purchasing process by continuing to adjust and enhance the online and in-store customer experience as well as our delivery options. The coordinated operation of our network of physical stores, distribution facilities, and online platforms is fundamental to the success of our interconnected strategy. We cannot guarantee that our current or future fulfillment options will be maintained and implemented successfully or that we will be able to meet customer expectations on delivery or pickup times, options and costs. In addition, as our customers continue to leverage our enhanced interconnected shopping and fulfillment options, a greater concentration of online sales with direct fulfillment could result in a reduction in the amount of traffic in our stores, which would, in turn, reduce the opportunities for cross-selling of merchandise that such traffic creates and could reduce our overall sales and adversely affect our financial performance. A greater concentration of online sales with direct fulfillment could also result in higher costs for delivery, potentially impacting our profit margins.

Fiscal 2022 Form 10-K	11

Failure to provide a relevant or effective online customer experience in a timely manner that keeps pace with technological developments and dynamic customer expectations; to maintain appropriate inventory; to provide quick and low-price or free delivery alternatives and convenient pickup options; to differentiate the customer experience for our primary customer groups; to effectively implement an increasingly localized merchandising assortment; or to otherwise timely identify or respond to changing consumer preferences, expectations and home improvement needs could adversely affect our relationship with our customers, the demand for our products and services, and our market share.
A positive brand and reputation are critical to our business success, and, if our brand and reputation are damaged, it could negatively impact our relationships with our customers, current and potential associates, suppliers, vendors, and shareholders, and, consequently, our business and results of operations or the price of our stock.
Our brand and reputation are critical to attracting customers, current and potential associates, suppliers and vendors to do business with us. We must continue to manage and protect our brand and reputation. Negative incidents can erode trust and confidence quickly, and adverse publicity about us could damage our brand and reputation; undermine our customers’ confidence in us; reduce demand for our products and services; affect our ability to recruit, engage, motivate and retain associates; attract regulatory scrutiny; and impact our relationships with current and potential suppliers and vendors. Further, our actual or perceived position or lack of position on social, environmental, governance, political, public policy, economic, geopolitical, or other sensitive issues, and any perceived lack of transparency about those matters, could harm our reputation with certain groups. Customers are also increasingly using social media to provide feedback and information about our Company, including our products and services, in a manner that can be quickly and broadly disseminated. Negative sentiment about the Company shared over social media, or misinformation from fraudulent accounts impersonating the Company, could impact our brand and reputation, whether or not it is based in fact.
The execution of initiatives to expand our supply chain and enhance the interconnected shopping experience could disrupt our operations in the near term, and these initiatives might not provide the anticipated benefits or might fail.
We continue to invest in our interconnected retail strategy, including by making significant investments to expand our supply chain. These investments are designed to streamline our operations to allow our associates to continue to provide high-quality service to our customers; simplify customer interactions; provide our customers with a more interconnected shopping experience; better address Pro planned purchase needs; and create the fastest, most efficient delivery network for home improvement products. Failure to choose the right investments and implement them in the right manner and at the right pace could disrupt our operations. Executing our interconnected retail strategy requires continual investment in our operations and information technology systems, as well as the development and execution of new processes, systems and support. Building out our supply chain also involves significant real estate projects as we expand our distribution network, requiring us to identify and secure available locations with appropriate characteristics needed to support the different types of facilities. If we are unable to effectively manage the volume, timing, nature, location, and cost of these investments, projects and changes, our business operations and financial results could be materially and adversely affected. The cost and potential problems, defects of design, and interruptions associated with the implementation of these initiatives, including those associated with managing third-party service providers, employing new online tools and services, implementing new technologies, implementing and restructuring support systems and processes, securing appropriate facility locations, and addressing impacts on inventory levels, could disrupt or reduce the efficiency of our operations in the near term, lead to product availability issues, and impact our profitability.
In addition, our stores are a key element of our interconnected retail strategy, serving as the hub of our customers’ interconnected shopping experience. We have an aging store base that requires maintenance, investment, and space reallocation initiatives to deliver the shopping experience that our customers desire. We also need to identify and secure available locations with appropriate characteristics for new stores to ensure we can continue to serve our customers effectively. Our investments in our stores may not deliver the relevant shopping experience our customers expect or fully support an interconnected shopping experience. We must also maintain a safe store environment for our customers and associates, as well as protect against loss or theft of our inventory (also called “shrink”), including as a result of organized retail crime. High rates of shrink, which we continue to experience, or an unsafe store environment, requires operational changes that may increase costs and adversely impact the customer and associate experience.
Our investments to enhance our interconnected shopping experience and expand our supply chain might not provide the anticipated benefits, might take longer than expected to complete or realize anticipated benefits, or

Fiscal 2022 Form 10-K	12

might fail altogether, each of which could adversely impact our competitive position and our financial condition, results of operations, or cash flows.
If we are unable to effectively manage and expand our alliances and relationships with certain suppliers of both brand name and proprietary products, we may be unable to effectively execute our strategy to differentiate ourselves from our competitors.
As part of our focus on product differentiation, we have formed strategic alliances and exclusive relationships with certain suppliers to market products under a variety of well-recognized brand names. We have also developed relationships with certain suppliers to allow us to market proprietary products that are comparable to national brands. Our proprietary products differentiate us from other retailers and generally carry higher margins than national brand products. If we are unable to manage and expand these alliances and relationships, maintain favorable terms with current suppliers, or identify alternative sources for comparable brand name and proprietary products, we may not be able to effectively execute product differentiation, which may impact our sales and gross margin results.
Our strategic transactions involve risks, which could have an adverse impact on our business, financial condition and results of operations, and we may not realize the anticipated benefits of these transactions.
We regularly consider and enter into strategic transactions, including mergers, acquisitions, investments, alliances, and other growth and market expansion strategies. We generally expect that these transactions will result in sales increases, cost savings, synergies, enhanced capabilities or various other benefits. Assessing the viability and realizing the benefits of these transactions is subject to significant uncertainty. For each of our acquisitions, we need to determine the appropriate level of integration of the target company’s products, services, associates, and information technology, financial, human resources, compliance, and other systems and processes, and then successfully manage that integration into our corporate structure. Integration can be a complex and time-consuming process, and if the integration is not fully successful or is delayed for a material period of time, we may not achieve the anticipated synergies or benefits of the acquisition. In addition, the integration of businesses may create complexity in our financial systems, internal controls, technology and cybersecurity systems, and operations and may make them more difficult to manage. Even if the target companies are successfully integrated, the acquisitions may fail to further our business strategy as anticipated, expose us to increased competition or challenges with respect to our products or services, and expose us to additional risks and liabilities. Strategic transactions may also be subject to significant regulatory uncertainty. The changing enforcement landscape may result in additional costs or delays that affect the anticipated outcome of a transaction. Any failure in the execution of a strategic transaction or investment, our approach to the integration of an acquired asset or business, or achievement of synergies or other benefits could result in slower growth, higher than expected costs, the recording of an impairment of goodwill or other intangible assets, and other actions which could adversely affect our business, financial condition and results of operations.
OPERATIONAL RISKS
Our success depends upon our ability to attract, develop and retain highly qualified associates to provide excellent customer service and to support our strategic initiatives while also controlling our labor costs.
Our customers expect a high level of customer service and product knowledge from our associates. To meet the needs and expectations of our customers, we must attract, develop and retain a large number of highly qualified associates and maintain a productive relationship with those associates. Our ability to meet our labor needs while controlling labor costs is subject to numerous external factors, including increased market pressures with respect to prevailing wage rates, unemployment levels, and health and other insurance costs; the impact of legislation or regulations governing labor relations, employment, immigration, minimum wage, and healthcare benefits; changing demographics and expectations among the workforce; public health concerns; and our reputation within the labor market. We also compete with other retail businesses for many of our associates in hourly positions, and we invest significant resources in training and motivating them to maintain a high level of job satisfaction. These positions often have high turnover rates, which can lead to increased training and retention costs, particularly in a competitive labor market. We have faced and may continue to face additional challenges in recruiting and retaining associates due to wage pressure; flexible scheduling needs; disruption in the availability of childcare; challenges related to a remote or hybrid working environment for associates who work in our store support centers; and health and safety concerns. We are also subject to labor union efforts to organize groups of our associates from time to time and, if successful, those organizational efforts may decrease our operational flexibility and efficiency, and/or otherwise negatively impact our operations or reputation. These factors, together with growing competition among potential employers, have resulted in and may continue to result in increased salaries, benefits, or other employee-related

Fiscal 2022 Form 10-K	13

costs, and/or may impair our ability to recruit and retain associates, which could have an adverse impact on our business operations, financial condition and results of operations.
In addition, to execute our interconnected retail strategy, including our supply chain investments, we must attract and retain a large number of skilled professionals, including technology professionals, to implement our ongoing technology and other investments. The market for these professionals is very competitive. An inability to provide wages and/or benefits, including remote or hybrid work flexibility, that are competitive within the markets in which we operate could adversely affect our ability to retain and attract associates. Further, changes in market compensation rates may adversely affect our labor costs.
Additionally, our ability to successfully execute organizational changes, including management transitions within the Company's senior leadership, and to effectively motivate and retain associates is critical to our business success. If we are unable to locate, attract or retain qualified associates, or manage leadership transitions successfully, our ability to effectively manage our strategy may be negatively impacted, the quality of service we provide to our customers may decrease, and our financial performance may be adversely affected.
A failure of a key information technology system or process could adversely affect our business.
We rely extensively on information technology systems and related personnel to collect, process, retain, manage, transmit, and protect transactions and data. Some of these systems are managed or provided by third-party service providers, including certain cloud platform providers. In managing our business, we also rely heavily on the integrity of, security of, and consistent access to, operational and financial data for information such as sales, customer data, supplier data, associate data, job applicant data, partner data, demand forecasting, merchandise ordering, inventory replenishment, supply chain management, payment processing, order fulfillment, customer service, and post-purchase matters. For these information technology systems, applications, and processes to operate effectively, we or our service providers must maintain and update them. Delays in the maintenance, updates, upgrading, or patching of these systems, applications or processes could impair, and on occasion have impaired, their effectiveness or could expose us to security risks. Our systems and the third-party systems with which we interact are subject to and on occasion have experienced damage or interruption from a number of causes, including power and other critical infrastructure outages; computer and telecommunications failures; computer viruses; data or security breaches; internal or external data theft or misuse; cyber-attacks, including the use of malicious codes, worms, phishing, smishing, vishing, spyware, denial of service attacks, and ransomware; responsive containment measures by us that may involve voluntarily taking systems offline; natural disasters and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, or other extreme weather events; public health concerns, such as pandemics and quarantines; military conflicts, acts of war, terrorism or civil unrest; other systems outages; inadequate or ineffective redundancy; and design or usage errors or malfeasance by our associates, contractors or third-party service providers. In addition, as more business activities have shifted online, and as many of our store support associates continue to work in a remote or hybrid environment, we face an increased risk due to the potential failure of internal or external information technology infrastructure as well as increased cybersecurity threats and attempts to breach our security networks.
Although we and our third-party service providers seek to maintain our respective systems effectively and to successfully address the risk of compromise of the integrity, security and consistent operations of these systems, such efforts are not always successful. As a result, we or our service providers could experience errors, interruptions, delays or cessations of service in key portions of our information technology infrastructure, which could significantly disrupt our operations or impair data security; impact our ability to operate or access communications, financial or banking systems; be costly, time-consuming and resource-intensive to remedy; and adversely impact our reputation and relationship with our customers, suppliers, shareholders or regulators.
In addition, we are currently making, and expect to continue to make, substantial investments in our information technology systems, infrastructure and personnel, in certain cases with the assistance of strategic partners and other third-party service providers. These investments involve replacing existing systems, some of which are older, legacy systems that are less flexible and efficient, with successor systems; outsourcing certain technology and business processes to third-party service providers; making changes to existing systems, including the migration of applications to the cloud; maintaining or enhancing legacy systems that are not currently being replaced; or designing or cost-effectively acquiring new systems with new functionality. These efforts can result in significant potential risks, including failure of the systems to operate as designed, potential loss or corruption of data, failures in security processes and internal controls, cost overruns, implementation delays or errors, disruption of operations, and the potential inability to meet business and reporting requirements. Any system implementation and transition difficulty may result in operational challenges, security failures, reputational harm, and increased costs that could adversely affect our business operations and results of operations.

Fiscal 2022 Form 10-K	14

Disruptions in our customer-facing technology systems could impair our interconnected retail strategy and give rise to negative customer experiences.
Through our information technology systems, we are able to provide an improved overall shopping and interconnected experience that empowers our customers to shop and interact with us from a variety of electronic devices and digital platforms. We use our digital platforms as sales channels for our products and services, as methods of providing inspiration, and as sources of product, project, and other relevant information to our customers to help drive sales. We also have multiple online communities, digital platforms, and knowledge centers that allow us to inform, assist and interact with our customers. The retail industry is continually evolving and expanding, with a significant increase in sales initiated online and via mobile applications. We may not be successful at managing this increased volume and related delivery options without interruption in the future. Additionally, we must effectively respond to new developments and changing customer preferences with respect to a digital and interconnected experience. We continually seek to enhance all of our online and digital properties to provide a personalized, user-friendly interface for our customers. Disruptions, delays, failures or other performance issues with our customer-facing technology systems, either due to increased volume, system modifications, or other factors, or a failure of these systems to meet our or our customers’ expectations, could impair the value they provide, adversely impact our sales, and negatively affect our relationship with our customers.
Disruptions in our supply chain and other factors affecting the availability and distribution of our merchandise could adversely impact our business.
Disruption within our logistics or supply chain network, such as the industry-wide supply chain challenges resulting from the COVID-19 pandemic, have in the past and may in the future adversely affect our ability to receive and deliver inventory in a timely manner, impair our ability to meet customer demand for products, and result in lost sales, increased supply chain costs, and/or damage to our reputation. Such disruptions may result from damage or destruction to our distribution or fulfillment centers or those of our supply chain service providers; weather-related events; cybersecurity incidents or attacks; natural disasters; international trade disputes, trade policy changes or restrictions, or import- or export-related governmental sanctions or restrictions; customs actions, including regulatory enforcement inquiries, holds, detentions, and exclusions; quotas, tariffs or other import-related taxes; strikes, lock-outs, work stoppages or slowdowns; shortages of supply chain labor, including truck drivers; shipping capacity constraints, including shortages of related equipment; raw material or other shortages; third-party contract disputes or inability to maintain favorable contract terms; supply or shipping interruptions or costs; increased costs or unavailability of fuel; military conflicts or acts of war, as well as any related sanctions or other government or private responses; acts of terrorism; public health issues, including pandemics or quarantines (such as the COVID-19 pandemic) and related shut-downs, re-openings, or other actions by government regulators or others; civil unrest; or other factors beyond our control. In recent years, ports in the U.S. and elsewhere have been impacted by capacity constraints, port congestion and delays, periodic labor disputes, security issues, weather-related events, and natural disasters. Disruptions to our supply chain due to any of the factors listed above could negatively impact our financial performance or financial condition.
If our efforts to maintain the privacy and security of customer, associate, job applicant, business partner, and Company information are not successful, we could incur substantial costs and reputational damage and could become subject to litigation and enforcement actions.
Our business, like that of most retailers, involves the collection, processing, retention, management, transmission, and deletion of personal information (including identifiers, internet activity, preferences, and payment information) from our customers, associates, job applicants, and business partners, as well as confidential Company information. We also work with third-party service providers that provide technology, systems and services that we use in connection with the handling of information. Our information systems, and those of our third-party service providers, are vulnerable to continually evolving data protection and cybersecurity risks. Unauthorized parties have in the past gained access, and will continue to attempt to gain access, to these systems and data through fraud or other means of deceiving our associates or third-party service providers. Hardware, software or applications we develop or obtain from third parties may contain exploitable vulnerabilities, bugs, or defects in design, maintenance or manufacture or other problems that could unexpectedly compromise information security. We have experienced and continue to face the ongoing risk of exploitation of our software providers and our software development and implementation process, including from coding and process vulnerabilities and the installation of so-called back doors that provide unauthorized access to systems and data. The increased use of a remote workforce has also expanded the possible attack surface areas. In addition, the risk of cyber-attacks has increased in connection with Russia’s invasion of Ukraine and the resulting geopolitical conflict. In light of this and other geopolitical events, nation-state actors or their supporters may launch retaliatory cyber-attacks, and may attempt to cause supply chain and other third-party service provider disruptions, or take other geopolitically-motivated retaliatory actions that may disrupt our

Fiscal 2022 Form 10-K	15

business operations, result in data compromise, or both. Nation-state actors have in the past carried out, and may in the future carry out, cyber-attacks to achieve their aims and goals, which may include espionage, monetary gain, disruption, and destruction. To achieve their objectives, nation-state actors and other cyber criminals have used and may continue to use numerous attack vectors and methods, including use of stolen passwords, social engineering, phishing, smishing, vishing, identity spoofing, ransomware or other disruptive and destructive malware, supply chain compromises, and man-in-the-middle and denial of service attacks. The methods used to obtain unauthorized access, disable or degrade service, or sabotage systems are constantly changing and evolving, increasing in frequency and sophistication, and may be difficult to anticipate or detect for long periods of time.
To protect against unauthorized access to or use of data, prevent data loss, preserve data integrity, and protect our own access to systems, we have implemented and regularly review and update systems, processes, and procedures; third-party assessments and testing; and annual associate training and other specific training initiatives. However, the ever-evolving threats mean that we and our third-party service providers and business partners must continually evaluate and adapt our respective systems and processes and overall security environment, as well as those of companies we acquire. There is no guarantee that the measures we take will be adequate to safeguard against all threats, including vulnerabilities, data security breaches, system compromises or misuses of data. As we saw in connection with the data breach we experienced in 2014, any significant compromise or breach of our data security, whether external or internal, or misuse of customer, associate, job applicant, business partner, or Company data, could result in significant costs, including costs to investigate and remediate, as well as lost sales, fines, lawsuits, regulatory investigations, and damage to our reputation. Furthermore, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of anomalous activity or compromise, we may be unable to anticipate these techniques or to implement adequate preventative measures. Additionally, as occurred in the case of the data breach we experienced in 2014, we or our third-party service providers may not discover any security breach, vulnerability or compromise of information for a significant period of time after the occurrence of a security incident.
In addition, data governance failures can adversely affect our reputation and business. Our business depends on our customers’, associates’, job applicants’ and business partners’ willingness to entrust us with their personal information. Events that adversely affect that trust, including inadequate disclosure to our customers, associates, job applicants, or business partners of our uses of their information or failing to keep our information technology systems and our customers’, associates’, job applicants’ and business partners’ personal information secure from significant attack, theft, damage, loss or unauthorized disclosure or access, whether as a result of our action or inaction (including human error or malfeasance) or that of our service providers or other third parties, could adversely affect our brand and harm our reputation. Further, the regulatory environment related to data privacy and cybersecurity is constantly changing, with new and increasingly rigorous requirements applicable to our business. The implementation of these requirements has also become more complex. Maintaining our compliance with evolving requirements, including state privacy laws, requires significant effort and cost, requires changes to our business practices, and may limit our ability to collect and use certain data to support the customer experience. In addition, failure to comply with applicable requirements could subject us to fines, sanctions, governmental investigations, lawsuits or reputational damage. Additionally, our cyber insurance coverage may not be adequate for liabilities or costs actually incurred, and we cannot be certain that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage of a future claim.
We are subject to payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability, and potentially disrupt our business.
We accept payments using a variety of methods, including credit and debit cards, our private label credit cards, cash, checks, PayPal, installment loan programs, trade credit, and gift cards, and we may offer new payment options over time. Acceptance of these payment options subjects us to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. These requirements may change over time or be reinterpreted, making compliance more difficult, costly, or uncertain. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, and other forms of electronic payment. If these companies become unable to provide these services to us, or if their systems are compromised, it could potentially disrupt our business. The payment methods that we offer, and the selling channels in which we operate, also subject us to potential fraud and theft by threat actors, who are becoming increasingly more sophisticated, seeking to obtain unauthorized access to or exploit weaknesses that may exist in our sales, payments and payment processing systems. If we fail to comply with applicable rules or requirements for the payment methods we accept, or if payment-related data is compromised

Fiscal 2022 Form 10-K	16

due to a breach or misuse of data, we may be liable for costs incurred by payment card issuing banks and other third parties or we may be subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments may be impaired. In addition, our customers could lose confidence in certain payment types, which may result in a shift to other payment types or potential changes to our payment systems that may result in higher costs. As a result, our business and operating results could be adversely affected.
Our business is subject to seasonal influences, and uncharacteristic or significant weather conditions, climate change, natural disasters, as well as other catastrophic events, could impact our operations.
Natural disasters, such as hurricanes, tropical storms, fires, floods, droughts or water scarcity, tornadoes, and earthquakes; unseasonable, unexpected or extreme weather conditions, whether as a result of climate change or otherwise; acts of terrorism or violence, including active shooter situations; public health concerns, such as pandemics and quarantines and related shut-downs, re-openings, or other actions by government regulators or others; civil unrest; military conflicts or acts of war, as well as any related sanctions or other government or private responses; or similar disruptions and catastrophic events can affect consumer spending and confidence and consumers’ disposable income, particularly with respect to home improvement or construction projects, and could have an adverse effect on our financial performance. These types of events can also adversely affect our work force and prevent associates and customers from reaching our stores and other facilities. They can also, temporarily or on a long-term basis, disrupt or disable operations of stores, support centers, and portions of our supply chain and distribution network, including causing reductions in the availability of inventory and disruption of utility services. In addition, these events may affect our information systems and digital platforms, resulting in disruption to various aspects of our operations, including our ability to transact with customers and fulfill orders; to communicate with our stores, facilities, store support centers or senior management; or to access financial or banking systems. Unseasonable, unexpected or extreme weather conditions such as excessive precipitation, warm temperatures during the winter season, or prolonged or extreme periods of warm or cold temperatures, could render a portion of our inventory incompatible with customer needs.
Furthermore, the long-term impacts of climate change, whether involving physical risks (such as extreme weather conditions) or transition risks (such as regulatory or technology changes) are expected to be widespread and unpredictable. These changes over time could affect, for example, the availability and cost of or demand for certain consumer products, commodities, and energy (including utilities), which in turn may impact our ability to procure certain goods or services for the operation of our business at the quantities and levels we consider optimal.
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
We buy our products from suppliers located around the world, who in turn procure materials from across the globe. Our ability to continue to identify and develop relationships with qualified suppliers who can satisfy our high standards for quality and responsible sourcing, as well as our need to access products in a timely and efficient manner, is a significant challenge. Our ability to access products from our suppliers can be adversely affected by economic or political instability; civil unrest; military conflicts or acts of war, as well as any related sanctions or other government or private responses; acts of terrorism or violence; public health issues (including pandemics and related impacts); the financial instability of suppliers; suppliers’ noncompliance with applicable laws; contract disputes or inability to maintain favorable contract terms; trade restrictions; tariffs; currency exchange rates; disruptions in our suppliers’ logistics or supply chain networks or information technology systems; inability to sell certain products due to customs actions, including regulatory enforcement inquiries, holds, detentions, and exclusions; raw material or other shortages; and other factors beyond our or our suppliers’ control. If we are unable to access products to meet our customers’ demands and expectations in a timely and efficient manner, our sales and gross margin results may be adversely impacted.
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

Fiscal 2022 Form 10-K	17

and reputational risks, as well as governmental enforcement actions. Actual, potential or perceived product safety concerns, including health-related concerns, could expose us to litigation or government enforcement actions, and could result in costly product recalls and other liabilities. We may not be successful in obtaining adequate contractual indemnification and insurance coverage from our suppliers and service providers, which may result in claims having an adverse effect on our business, financial condition and results of operations. Even with adequate insurance and indemnification, our reputation as a provider of high-quality products and services, including both national brand names and our proprietary products, could suffer, damaging our reputation and impacting customer loyalty. In addition, we and our customers have expectations around responsible sourcing, which is an increasing focus of government regulators as well. All of our suppliers must comply with our responsible sourcing standards, which cover a variety of expectations across multiple areas of social compliance, including supply chain transparency, health and safety, environmental laws and regulations, compensation, hours of work, and prohibitions on child and forced labor. We have a responsible sourcing audit process, but we are also dependent on our suppliers to ensure that the products and services we provide to our customers comply with our standards and applicable law. Actual, potential or perceived supplier non-compliance could, and in certain instances in the past has, exposed us to litigation or governmental enforcement actions or resulted in costly product recalls; inability to sell certain products due to customs actions, including regulatory enforcement inquiries, holds, detentions, and exclusions; and/or other liabilities.
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
If we are unable to effectively manage our installation services business, we could suffer lost sales and be subject to fines, lawsuits, reputational damage or the loss of our general contractor licenses.
We act as a general contractor to provide installation services to our DIFM customers through professional third-party licensed and insured installers. As such, we are subject to regulatory requirements and risks applicable to general contractors, which include management of background checks, licensing, permitting, and handling of environmental risks, as well as quality of work performed by our third-party installers. We have established processes and procedures to manage these requirements and manage customer satisfaction with the services provided by our third-party installers. However, as we experienced in part with our recent EPA investigation and resulting consent decree in April 2021, if we fail to manage these processes effectively, collect the appropriate documentation, perform regular job site inspections, or provide proper oversight of these services, we could suffer lost sales, fines, lawsuits, or governmental enforcement actions for violations of regulatory requirements, as well as claims for property damage or personal injury. In addition, we may suffer damage to our reputation or the loss of our general contractor licenses, which could adversely affect our business.
LEGAL, FINANCIAL, REGULATORY, GLOBAL AND OTHER EXTERNAL RISKS
Uncertainty regarding the housing market, economic conditions, political and social climate, public health issues, and other factors beyond our control could adversely affect demand for our products and services, our costs of doing business, and our financial performance.
Our financial performance depends significantly on the stability of the housing and home improvement markets, as well as general economic conditions, including changes in gross domestic product. Adverse conditions in or uncertainty about these markets, the economy or the political or social climate could adversely impact our customers’ confidence or financial condition, causing them to decide against purchasing home improvement products and services, causing them to delay purchasing decisions, or impacting their ability to pay for products and services. Other factors beyond our control – including unemployment and foreclosure rates; inventory loss due to theft (including as a result of organized retail crime); interest rate fluctuations; inflation or deflation; fuel and other energy costs; raw material or other shortages; labor and healthcare costs; the availability of financing; the state of

Fiscal 2022 Form 10-K	18

the credit markets, including mortgages, home equity loans and consumer credit; changes in tax rates and policy; weather and natural disasters (including the potential impacts of climate change); acts of terrorism or violence, including active shooter situations; public health issues, including pandemics and related impacts; military conflicts or acts of war, as well as any related sanctions or other government or private responses; and civil unrest, could further adversely affect demand for our products and services, our costs of doing business, and our financial performance. A number of merchandise categories have been impacted by higher inflation than that which we have experienced in recent years due to, among other things, the continuing impacts of the COVID-19 pandemic, global supply chain disruptions, and the uncertain economic and geopolitical environment. If inflation increases costs beyond our ability to control our related costs, we may not be able to adjust prices or use our portfolio strategy to sufficiently offset the effect without negatively impacting consumer demand or our gross margin. Further, our MRO customers, who have higher spend and longer-term relationships than a typical retail customer, primarily use trade credit to finance their purchases, and some of our Pros use trade credit in order to purchase our products. As a result, their ability to pay is highly dependent on the economic strength of the industry in their areas. If these customers are unable to repay the trade credit from us, we may face greater default risk, which could reduce our cash flow and adversely affect our results of operations.
Our costs of doing business could increase as a result of changes in, expanded enforcement of, or adoption of new federal, state or local laws and regulations.
We are subject to various federal, state and local laws and regulations that govern numerous aspects of our business. In recent years, a number of new laws and regulations have been adopted, there has been expanded enforcement of certain existing laws and regulations by federal, state and local agencies, and the interpretation of certain laws and regulations has become increasingly complex. These laws and regulations, and related interpretations and enforcement activity, may change as a result of a variety of factors, including political, economic or social events. Changes in, expanded enforcement of, or adoption of new federal, state or local laws and regulations governing minimum wage or living wage requirements; the classification of exempt and non-exempt employees; the distinction between employees and contractors; other wage, labor or workplace regulations; healthcare; data privacy and cybersecurity; the sale, marketing, sourcing, and pricing of some of our products; transportation, logistics and interstate delivery operations, including Department of Transportation regulations on vehicles and drivers; international trade; supply chain transparency; taxes, including changes to corporate tax rates; restrictions on carbon dioxide and other greenhouse gas emissions; competition and antitrust requirements; ESG programs, transparency and reporting; unclaimed property; energy costs and consumption; or hazardous waste disposal and other environmental matters, including with respect to our installation services business, could increase our costs of doing business or impact our sales, operations or profitability.
If we cannot successfully manage the unique challenges presented by international markets, we may not be successful in our international operations and our sales and profitability may be negatively impacted.
Our ability to successfully conduct retail operations in, and source products and materials from, international markets is affected by many of the same risks we face in our U.S. operations, as well as unique costs and difficulties of managing international operations. Our international operations, including any expansion in international markets, may be adversely affected by local laws and customs, U.S. laws applicable to foreign operations and other foreign legal and regulatory constraints, as well as political, social and economic conditions. Risks inherent in international operations also include, among others, potential adverse tax consequences; international trade disputes, trade policy changes or potential tariffs and other import-related taxes and controls; inability to sell certain products due to customs actions, including regulatory enforcement inquiries, holds, detentions, and exclusions; greater difficulty in enforcing intellectual property rights; limitations on access to ports; risks associated with the Foreign Corrupt Practices Act and local anti-bribery law compliance; military conflicts or acts of war, as well as any related sanctions or other government or private responses; compliance with forced labor laws; and challenges in our ability to identify and gain access to local suppliers. For example, trade tensions between the U.S. and China have led to a series of significant tariffs on the importation of certain product categories. As a portion of our retail products are sourced, directly or indirectly, outside of the U.S., major changes in tax or trade policies, tariffs or trade relations could adversely impact the cost of, demand for, and profitability of retail product sales in our U.S. locations. Other countries may also change their business and trade policies in anticipation of or in response to increased import tariffs and other changes in U.S. trade policy and regulations. In addition, our operations in international markets create risk due to foreign currency exchange rates and fluctuations in those rates, which may adversely impact our sales and profitability.

Fiscal 2022 Form 10-K	19

The inflation or deflation of commodity and other prices could affect our prices, demand for our products, our sales and our profit margins.
Prices of certain commodity products, including lumber and other raw materials, are historically volatile and are subject to fluctuations arising from changes in domestic and international supply and demand, inflationary pressures, labor costs, competition, market speculation, government regulations, tariffs and trade restrictions, natural disasters, geopolitical conflicts, and periodic delays in delivery. For example, Russia’s invasion of Ukraine and the related international responses have exacerbated inflationary pressures, including causing increases in commodity prices as well as fuel and other energy costs. Rapid and significant changes in commodity and other prices, such as changes in lumber prices, and our ability to pass them on to our customers or manage them through our portfolio strategy, may affect the demand for our products, our sales and our profit margins. If product cost inflation increases beyond our ability to control our related costs, we may not be able to adjust prices to sufficiently offset the effect of the various cost increases without negatively impacting consumer demand.
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
The COVID-19 pandemic has caused significant public health concerns as well as economic disruption, uncertainty, and volatility, all of which have impacted our business. While we have taken numerous steps to mitigate the impact of the pandemic on our results of operations, there can be no assurance that these efforts will continue to be successful. While efforts to address the pandemic, including vaccinations, have fostered progress and many restrictions have relaxed, due to numerous uncertainties and factors beyond our control, we are unable to predict the ongoing impact that the pandemic and recovery efforts will have on our business, results of operations, cash flows, and financial condition. These factors and uncertainties include, but are not limited to:
•the ongoing impact of COVID-19, including whether there are further “waves” or other continued increases or spikes in the number of COVID-19 cases in future periods in areas in which we or our suppliers operate, and the potential for longer-term impact as COVID-19 becomes endemic;
•the rapidly changing and fluid circumstances caused by the pandemic and efforts to contain and recover from it and our ability to respond quickly enough or appropriately to those circumstances;
•the duration and degree of governmental, business or other actions in response to the pandemic, including but not limited to quarantine or shut-down measures and other governmental orders, or the termination of those measures; fiscal policy changes; or additional measures that may yet be enacted;
•the health of, and longer-term effect of the pandemic on, our associates and our ability to maintain staffing needs to effectively operate our business;
•changes in labor markets affecting us and our suppliers, including labor shortages and increased employee turnover;
•evolving macroeconomic factors, including general economic uncertainty, unemployment rates, inflation and deflation, rising interest rates, and recessionary pressures, and their ongoing impact on consumer confidence, economic well-being, spending, and shopping behaviors;
•impacts – financial, operational or otherwise – on our supply chain, including on manufacturers or suppliers of our products and logistics or transportation providers, and on our service providers, subcontractors, or other business partners;
•the effects on our internal control environment and data security as a result of the remote and hybrid work environment;
•the impact of regulatory and judicial changes in liability for workers’ compensation;
•potential increases in insurance premiums, medical claims costs, and workers’ compensation claims costs; and
•the impact of litigation or claims from customers, associates, suppliers, regulators or other third parties relating to COVID-19 or our actions in response thereto.
In addition, as the pandemic subsides, customers have shifted more of their spending away from home improvement and back to other areas, compared to the historic levels of home improvement spending we saw during the heights of the pandemic, which may have an adverse impact on our sales.
The above factors and uncertainties, or others of which we are not currently aware, may result in adverse impacts to our business, results of operations, cash flows, and financial condition. In addition to the factors above, the

Fiscal 2022 Form 10-K	20

COVID-19 pandemic has increased a number of other risks to our business, including but not limited to those discussed below and elsewhere in these Risk Factors:
Associate and Customer Safety-Related Risks. The health and safety of our associates and customers are of primary concern to our management team. In response to the COVID-19 pandemic, we took several steps to support our associates, including expanding certain compensation and benefits to help alleviate some of the challenges our associates were facing as a result of COVID-19, and adopted a number of enhanced safety measures in our stores and other facilities. We have transitioned from these temporary pay and benefits programs, as well as many of the enhanced safety measures. However, due to the unpredictable nature of COVID-19 and the consequences of our actions, we may see unexpected outcomes from rolling back safety measures as conditions evolve, particularly if there are further outbreaks. If we do not respond appropriately to any further COVID-19 outbreaks, if our customers or associates do not participate in safety measures, or if rolling back safety measures results in additional outbreaks, the well-being of our associates and customers could be at risk. Furthermore, any failure to appropriately respond, or the perception of an inadequate response, could cause reputational harm to our brand and/or subject us to claims and litigation from associates, customers, suppliers, regulators or other third parties. Additionally, we have faced, and may continue to face, periodic labor shortages at our stores due to COVID-19 and other illnesses like influenza that were less prevalent during the height of the pandemic, which can result in modifications to our operations and negatively impact our business, costs and results of operations.
Additionally, some jurisdictions have taken measures intended to expand the availability of workers’ compensation or to change the presumptions applicable to workers compensation measures. These actions may increase our exposure to workers’ compensation claims and increase our cost of insurance.
Supply Chain-Related Risks. Circumstances related to the COVID-19 pandemic significantly impacted the global supply chain, with restrictions and limitations on business activities and impacts of the COVID-19 pandemic causing cost increases, labor shortages, capacity constraints, disruptions and delays. These issues, which may continue or expand depending on the progression of the pandemic, have placed strain on the domestic and international supply chain, which has affected and may continue to negatively affect the flow or availability of certain products. Even if we are able to find alternate sources for certain products, they may cost more or require us to incur higher transportation costs, which could adversely impact our profitability and financial condition. Similarly, increased demand for online purchases of products impacted our fulfillment operations, as well as those of our third-party carriers, resulting in delays in delivering products to customers. The operation of our distribution and fulfillment centers is crucial to our business operations. We and our suppliers have experienced, and may continue to experience, labor shortages at some of our distribution and fulfillment centers, and any such labor shortages, whether temporary or sustained, may adversely impact the flow or availability of products to our stores and customers. Any of these circumstances could impair our ability to meet customer demand for products and result in lost sales, increased supply chain costs, or damage to our reputation.
To the extent the COVID-19 pandemic and related recovery efforts continue to adversely affect the U.S. and global economy and/or to adversely affect our business, results of operations, cash flows, or financial condition, they may also heighten other risks described in this section and other SEC filings, including but not limited to those related to consumer behavior and expectations, competition, brand and reputation, implementation of strategic initiatives, cybersecurity threats, associate and customer privacy, technology systems disruption, supply chain disruptions, labor availability and cost, litigation, and regulatory requirements.
We may incur property, casualty or other losses not covered by our insurance.
We are predominantly self-insured for a number of different risk categories, such as general liability (including product liability), workers’ compensation, employee group medical, employment practices liability and wage and hour claims, automobile claims, and network security and privacy liability, with insurance coverage for certain catastrophic risks above the self-insurance levels. The types and amounts of insurance may vary from time to time based on our decisions with respect to risk retention and regulatory requirements. The occurrence of significant claims, a substantial rise in costs to maintain our insurance, the failure to maintain adequate insurance coverage, or disputes with insurers regarding coverage could have an adverse impact on our financial condition and results of operations.
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

Fiscal 2022 Form 10-K	21

subjective assumptions, estimates and judgments. Changes in accounting standards or their application or interpretation, or changes in underlying assumptions, estimates or judgments, could significantly change our reported or expected financial performance or financial condition. The implementation of new accounting standards could also require certain systems, internal process, internal controls, and other changes that could increase our operating costs.
We are involved from time to time in a number of legal, regulatory and governmental enforcement proceedings, and while we cannot predict the outcomes of those proceedings and other contingencies with certainty, some of these outcomes may adversely affect our operations or increase our costs.
We are involved in a number of legal proceedings and regulatory matters, including government inquiries and investigations, and consumer, employment, tort and other litigation that arise from time to time in the ordinary course of business. Litigation is inherently unpredictable, and the outcome of some of these proceedings and other contingencies could require us to take or refrain from taking actions which could adversely affect our operations or could result in excessive adverse verdicts, fines, or results. Additionally, as we have seen in the past, involvement in these lawsuits, investigations and inquiries, and other proceedings, as well as compliance with any settlements or consent decrees that result from those proceedings, can involve significant expense, divert management’s attention and resources from other matters, and impact the reputation of the Company.
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
The following table presents the percentage of our owned versus leased facilities in operation at the end of fiscal 2022, along with the total square footage:

square footage in millions	Owned	Leased	Total Square Footage
Stores (1)	89%	11%	240.9
Warehouses and distribution centers (2)	4%	96%	103.1
Offices and other (3)	21%	79%	5.2
Total			349.2
—————
(1)Our owned stores include those subject to ground leases.
(2)We operated over 400 warehouses and distribution centers at the end of fiscal 2022.
(3)Our Store Support Center (corporate headquarters) is located in Atlanta, GA.

Fiscal 2022 Form 10-K	22

The following table presents our U.S. store locations (including the Commonwealth of Puerto Rico and the territories of the U.S. Virgin Islands and Guam) at the end of fiscal 2022:

U.S.	Stores	U.S.	Stores	U.S.	Stores
Alabama	28	Kentucky	14	Ohio	70
Alaska	7	Louisiana	28	Oklahoma	16
Arizona	57	Maine	11	Oregon	27
Arkansas	14	Maryland	41	Pennsylvania	70
California	246	Massachusetts	45	Puerto Rico	10
Colorado	46	Michigan	70	Rhode Island	8
Connecticut	30	Minnesota	33	South Carolina	26
Delaware	9	Mississippi	14	South Dakota	1
District of Columbia	1	Missouri	34	Tennessee	39
Florida	156	Montana	6	Texas	182
Georgia	90	Nebraska	8	Utah	22
Guam	1	Nevada	21	Vermont	3
Hawaii	7	New Hampshire	20	Virgin Islands	2
Idaho	11	New Jersey	67	Virginia	50
Illinois	76	New Mexico	13	Washington	46
Indiana	24	New York	101	West Virginia	6
Iowa	10	North Carolina	40	Wisconsin	27
Kansas	16	North Dakota	2	Wyoming	5
				Total U.S.	2,007
The following table presents our store locations outside of the U.S. at the end of fiscal 2022:

Canada	Stores	Mexico	Stores	Mexico	Stores
Alberta	27	Aguascalientes	2	Nayarit	1
British Columbia	26	Baja California	6	Nuevo León	13
Manitoba	6	Baja California Sur	2	Oaxaca	1
New Brunswick	3	Campeche	2	Puebla	5
Newfoundland	1	Chiapas	2	Querétaro	5
Nova Scotia	4	Chihuahua	6	Quintana Roo	3
Ontario	88	Coahuila	5	San Luis Potosí	2
Prince Edward Island	1	Colima	2	Sinaloa	5
Quebec	22	Distrito Federal	10	Sonora	4
Saskatchewan	4	Durango	2	State of Mexico	16
Total Canada	182	Guanajuato	5	Tabasco	1
		Guerrero	2	Tamaulipas	5
		Hidalgo	1	Tlaxcala	1
		Jalisco	9	Veracruz	5
		Michoacán	4	Yucatán	2
		Morelos	3	Zacatecas	1
				Total Mexico	133
Item 3. Legal Proceedings.
The Company is party to various legal proceedings arising in the ordinary course of its business, but is not currently a party to any legal proceeding that management believes will have a material adverse effect on our consolidated financial position or our results of operations.

Fiscal 2022 Form 10-K	23

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
At March 1, 2023, there were approximately 110,000 holders of record of our common stock and approximately 4,938,000 additional “street name” holders whose shares are held of record by banks, brokers, and other financial institutions.
STOCK PERFORMANCE GRAPH
The graph and table below present our cumulative total shareholder returns relative to the performance of the S&P Retail Composite Index and the S&P 500 Index for the five most recent fiscal years. The graph assumes $100 was invested at the closing price of our common stock on the NYSE and in each index on the last trading day of the fiscal year ended January 28, 2018 and assumes that all dividends were reinvested on the date paid. The points on the graph represent fiscal year-end amounts based on the last trading day in each fiscal year.

	Fiscal Year Ended
	January 28, 2018	February 3, 2019	February 2, 2020	January 31, 2021	January 30, 2022	January 29, 2023
The Home Depot	$100.00	$90.96	$115.58	$140.52	$194.16	$171.96
S&P Retail Composite Index	100.00	105.29	126.99	179.55	190.14	157.46
S&P 500 Index	100.00	96.12	116.83	136.97	165.71	154.70

Fiscal 2022 Form 10-K	24

ISSUER PURCHASES OF EQUITY SECURITIES
The following table presents the number and average price of shares purchased in each fiscal month of the fourth quarter of fiscal 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
October 31, 2022 – November 27, 2022	1,989,907	$307.36	1,984,980	$13,384,512,799
November 28, 2022 – December 25, 2022	2,797,536	321.81	2,796,708	12,484,515,553
December 26, 2022 – January 29, 2023	2,242	321.75	—	12,484,515,553
Total	4,789,685	315.80	4,781,688
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
SALES OF UNREGISTERED SECURITIES
During the fourth quarter of fiscal 2022, we issued 483 deferred stock units under the Home Depot, Inc. Nonemployee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of the SEC’s Regulation D thereunder. The deferred stock units were credited during the fourth quarter of fiscal 2022 to the accounts of those non-employee directors who elected to receive all or a portion of board retainers in the form of deferred stock units instead of cash. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.
During the fourth quarter of fiscal 2022, we credited 923 deferred stock units to participant accounts under the Restoration Plans pursuant to an exemption from the registration requirements of the Securities Act for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in these plans.
Item 6. Reserved.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion provides an analysis of the Company’s financial condition and results of operations from management's perspective and should be read in conjunction with the consolidated financial statements and related notes included in this report. The discussion in this Form 10-K generally focuses on fiscal 2022 compared to fiscal 2021. A discussion of our results of operations and changes in financial condition for fiscal 2021 compared to fiscal 2020 has been excluded from this report, but can be found in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Form 10-K for fiscal 2021.

Fiscal 2022 Form 10-K	25

EXECUTIVE SUMMARY
The following table presents highlights of our annual financial results:

dollars in millions, except per share data	Fiscal	Fiscal	Fiscal
	2022	2021	2020
Net sales	$157,403	$151,157	$132,110
Net earnings	17,105	16,433	12,866

Diluted earnings per share	$16.69	$15.53	$11.94

Net cash provided by operating activities	$14,615	$16,571	$18,839
Payments for businesses acquired, net	—	421	7,780
Proceeds from long-term debt, net of discounts	6,942	2,979	7,933
Repayments of long-term debt	2,491	1,532	2,872
We reported net sales of $157.4 billion in fiscal 2022. Net earnings were $17.1 billion, or $16.69 per diluted share. During fiscal 2022, we opened two new stores in the U.S. and four new stores in Mexico, and we lost one store in the U.S. due to a fire, resulting in a total store count of 2,322 at January 29, 2023. At the end of fiscal 2022, a total of 315 of our stores, or 13.6% of our total store count, were located in Canada and Mexico. Total sales per retail square foot were $627.17 in fiscal 2022. Our inventory turnover ratio was 4.2 times at the end of fiscal 2022, compared to 5.2 times at the end of fiscal 2021. The decrease in our inventory turnover ratio was driven by an increase in average inventory levels during fiscal 2022 resulting from strategic investments to promote higher in-stock levels and pull forward merchandise in response to ongoing global supply chain disruption, as well as continued investment in our new supply chain facilities and carryover of some spring seasonal inventory.
We generated $14.6 billion of cash flow from operations and issued $6.9 billion of long-term debt, net of discounts, during fiscal 2022. This cash flow, together with cash on hand, was used to fund cash payments of $7.8 billion for dividends and $6.7 billion for share repurchases. In addition, we repaid $2.5 billion of long-term debt and $1.0 billion of net short-term debt and funded $3.1 billion in capital expenditures during fiscal 2022. In February 2023, we announced a 10% increase in our quarterly cash dividend to $2.09 per share.
Our ROIC was 44.6% for fiscal 2022 and 44.7% for fiscal 2021. See the Non-GAAP Financial Measures section below for our definition and calculation of ROIC, as well as a reconciliation of NOPAT, a non-GAAP financial measure, to net earnings (the most comparable GAAP financial measure).

Fiscal 2022 Form 10-K	26

RESULTS OF OPERATIONS
The following table presents the percentage relationship between net sales and major categories in our consolidated statements of earnings:

	Fiscal		Fiscal		Fiscal
	2022		2021		2020
dollars in millions	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$157,403		$151,157		$132,110
Gross profit	52,778	33.5%	50,832	33.6%	44,853	34.0%
Operating expenses:
Selling, general and administrative	26,284	16.7	25,406	16.8	24,447	18.5
Depreciation and amortization	2,455	1.6	2,386	1.6	2,128	1.6
Total operating expenses	28,739	18.3	27,792	18.4	26,575	20.1
Operating income	24,039	15.3	23,040	15.2	18,278	13.8
Interest and other (income) expense:
Interest income and other, net	(55)	—	(44)	—	(47)	—
Interest expense	1,617	1.0	1,347	0.9	1,347	1.0
Interest and other, net	1,562	1.0	1,303	0.9	1,300	1.0
Earnings before provision for income taxes	22,477	14.3	21,737	14.4	16,978	12.9
Provision for income taxes	5,372	3.4	5,304	3.5	4,112	3.1
Net earnings	$17,105	10.9%	$16,433	10.9%	$12,866	9.7%
—————
Note: Certain percentages may not sum to totals due to rounding.

				% Change
Selected financial and sales data:	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Comparable sales (% change)	3.1%	11.4%	19.7%	N/A	N/A
Comparable customer transactions (% change) (1)	(5.4)%	(0.1)%	8.6%	N/A	N/A
Comparable average ticket (% change) (1)	8.8%	11.7%	10.5%	N/A	N/A
Customer transactions (in millions) (1)	1,666.4	1,759.7	1,756.3	(5.3)%	0.2%
Average ticket (1) (2)	$90.36	$83.04	$74.32	8.8%	11.7%
Sales per retail square foot (1) (3)	$627.17	$604.74	$543.74	3.7%	11.2%
Diluted earnings per share	$16.69	$15.53	$11.94	7.5%	30.1%
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
FISCAL 2022 COMPARED TO FISCAL 2021
Sales
We assess our sales performance by evaluating both net sales and comparable sales.
Net Sales. Net sales for fiscal 2022 increased $6.2 billion, or 4.1%, to $157.4 billion. The increase in net sales for fiscal 2022 primarily reflected the impact of positive comparable sales driven by an increase in comparable average ticket, partially offset by a decrease in comparable customer transactions. A stronger U.S. dollar negatively impacted net sales by $339 million in fiscal 2022.

Fiscal 2022 Form 10-K	27

Online sales, which consist of sales generated online through our websites and mobile applications for products picked up at our stores or delivered to customer locations, represented 14.2% of net sales and grew by 7.4% during fiscal 2022 compared to fiscal 2021. The increase in online sales in fiscal 2022 was a result of customers continuing to leverage our digital platforms and reflects our ongoing investments to enhance these platforms and related fulfillment capabilities, which support our interconnected retail strategy.
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
Total comparable sales increased 3.1% in fiscal 2022, reflecting an 8.8% increase in comparable average ticket, partially offset by a 5.4% decrease in comparable customer transactions compared to fiscal 2021. The increase in comparable average ticket was primarily driven by inflation, as well as demand for new and innovative products. The decrease in comparable customer transactions reflects the impact of macroeconomic factors during fiscal 2022, including indications of price sensitivity to the broader inflationary environment and a gradual shift in consumer spending from goods back to services, resulting in transactions trending towards fiscal 2019, pre-COVID-19 pandemic levels.
For fiscal 2022, 10 of our 14 merchandising departments posted positive comparable sales, led by Building Materials, Plumbing, Millwork, Paint, Hardware, and Kitchen and Bath, which posted comparable sales above the Company average. Our Indoor Garden, Outdoor Garden, Appliances, and Flooring departments posted negative comparable sales.
Gross Profit
Gross profit increased $1.9 billion, or 3.8%, to $52.8 billion in fiscal 2022. Gross profit as a percent of net sales, or gross profit margin, was 33.5% in fiscal 2022 compared to 33.6% in fiscal 2021. The decrease in gross profit margin was primarily driven by higher product and transportation costs, pressure from shrink during the second half of the year, and investments in our supply chain network, offset by the benefit from higher retail prices, along with favorable product mix.
Operating Expenses
Our operating expenses are composed of SG&A and depreciation and amortization.
Selling, General & Administrative. SG&A increased $878 million, or 3.5%, to $26.3 billion in fiscal 2022. As a percent of net sales, SG&A was 16.7% in fiscal 2022 compared to 16.8% in fiscal 2021, primarily reflecting leverage from a positive comparable sales environment and lower incentive compensation, partially offset by wage investments for hourly associates and increased operational costs, including planned investments designed to drive efficiencies in our stores.
Depreciation and Amortization. Depreciation and amortization increased $69 million, or 2.9%, to $2.5 billion in fiscal 2022. As a percent of net sales, depreciation and amortization was 1.6% in both fiscal 2022 and fiscal 2021, reflecting leverage from a positive comparable sales environment, offset by increased depreciation expense from strategic investments in the business.
Interest and Other, net
Interest and other, net increased $259 million, or 19.9%, to $1.6 billion in fiscal 2022. As a percent of net sales, interest and other, net, was 1.0% in fiscal 2022 compared to 0.9% in fiscal 2021, primarily reflecting higher interest expense due to higher debt balances and increased variable rate interest on floating rate debt resulting from interest rate swaps, partially offset by leverage from a positive comparable sales environment.
Provision for Income Taxes
Our combined effective income tax rate was 23.9% in fiscal 2022 compared to 24.4% in fiscal 2021. The decrease in our effective income tax rate in fiscal 2022 was driven by certain discrete tax benefits recognized in fiscal 2022.

Fiscal 2022 Form 10-K	28

Diluted Earnings per Share
Diluted earnings per share were $16.69 in fiscal 2022 compared to $15.53 in fiscal 2021. The increase in diluted earnings per share for fiscal 2022 was primarily driven by higher net earnings during fiscal 2022, as well as lower diluted shares due to share repurchases.
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
The following table presents the calculation of ROIC, together with a reconciliation of NOPAT to net earnings (the most comparable GAAP measure):

	Fiscal	Fiscal	Fiscal
dollars in millions	2022	2021	2020
Net earnings	$17,105	$16,433	$12,866
Interest and other, net	1,562	1,303	1,300
Provision for income taxes	5,372	5,304	4,112
Operating income	24,039	23,040	18,278
Income tax adjustment (1)	(5,745)	(5,622)	(4,423)
NOPAT	$18,294	$17,418	$13,855

Average debt and equity	$41,055	$38,946	$33,964

ROIC	44.6%	44.7%	40.8%
~~—————~~
(1)Income tax adjustment is defined as operating income multiplied by our effective tax rate for the trailing twelve months.
LIQUIDITY AND CAPITAL RESOURCES
At January 29, 2023, we had $2.8 billion in cash and cash equivalents, of which $825 million was held by our foreign subsidiaries. We believe that our current cash position, cash flow generated from operations, funds available from our commercial paper program, and access to the long-term debt capital markets should be sufficient not only for our operating requirements, any required debt payments, and satisfaction of other contractual obligations, but also to enable us to invest in the business, fund dividend payments, and fund any share repurchases through the next several fiscal years. In addition, we believe we have the ability to obtain alternative sources of financing, if necessary.
Our material cash requirements include contractual and other obligations arising in the normal course of business. These obligations primarily include long-term debt and related interest payments, operating and finance lease obligations, and purchase obligations. In addition to our cash requirements, we follow a disciplined approach to capital allocation. This approach first prioritizes investing in the business, followed by paying dividends, with the intent of then returning excess cash to shareholders in the form of share repurchases. For fiscal 2023, we plan to invest approximately $3 billion back into our business in the form of capital expenditures, in line with our expectation of approximately two percent of net sales on an annual basis. However, we may adjust our capital expenditures to support the operations of the business, to enhance long-term strategic positioning, or in response to the economic environment, as necessary or appropriate. Capital expenditures were $3.1 billion in fiscal 2022.

Fiscal 2022 Form 10-K	29

During fiscal 2022, we paid cash dividends of $7.8 billion to shareholders. In February 2023, we announced a 10% increase in our quarterly cash dividend from $1.90 to $2.09 per share. We intend to pay a dividend in the future; however, any future dividend is subject to declaration by the Board of Directors based on our earnings, capital requirements, financial condition, and other factors considered relevant by our Board of Directors.
In August 2022, our Board of Directors approved a $15.0 billion share repurchase authorization that replaced the previous authorization of $20.0 billion, which was approved in May 2021. This new authorization does not have a prescribed expiration date. As of January 29, 2023, approximately $12.5 billion of the $15.0 billion share repurchase authorization remained available. During fiscal 2022, we had cash payments of $6.7 billion for repurchases of our common stock through open market purchases.
DEBT
In July 2022, we expanded our commercial paper program from $3.0 billion to $5.0 billion to further enhance our financial flexibility. All of our short-term borrowings in fiscal 2022 were under our commercial paper program, and the maximum amount outstanding at any time was $2.7 billion. In connection with our program, we have back-up credit facilities with a consortium of banks. In July 2022, we also expanded the borrowing capacity under these back-up facilities from $3.0 billion to $5.0 billion by entering into a five-year $3.5 billion credit facility scheduled to expire in July 2027 and a 364-day $1.5 billion credit facility scheduled to expire in July 2023. These facilities replaced our previously existing five-year $2.0 billion credit facility, which was scheduled to expire in December 2023, and our 364-day $1.0 billion credit facility, which was scheduled to expire in December 2022. At January 29, 2023, there were no borrowings outstanding under our commercial paper program, and we were in compliance with all of the covenants contained in our credit facilities, none of which are expected to impact our liquidity or capital resources.
We also issue senior notes from time to time as part of our capital management strategy. In March 2022, we issued $4.0 billion of senior notes. The net proceeds from this issuance were used for general corporate purposes, including repayment of outstanding indebtedness and repurchases of shares of our common stock. In September 2022, we issued an additional $3.0 billion of senior notes. The net proceeds from this issuance were used for general corporate purposes, including repurchases of shares of our common stock. During fiscal 2022, we repaid $2.25 billion of senior notes. At January 29, 2023, we had an aggregate principal amount of senior notes outstanding of $41.2 billion, with $1.0 billion payable within 12 months. Future interest payments associated with these senior notes total $24.9 billion, with $1.7 billion payable within 12 months, based on current interest rates, which include the impact of our active interest rate swap agreements.
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
LEASES
We use operating and finance leases largely to fund a portion of our real estate, including our stores, distribution centers, and store support centers. At January 29, 2023, we had aggregate lease obligations of $14.7 billion, with $1.5 billion payable within 12 months. Aggregate lease obligations include $2.1 billion of obligations related to leases not yet commenced. See Note 3 to our consolidated financial statements for further discussion of our operating and finance leases.
PURCHASE OBLIGATIONS AND OTHER
Purchase obligations include all legally binding contracts such as firm commitments for inventory purchases, media and sponsorship spend, software and license commitments, and legally binding service contracts. We issue inventory purchase orders in the ordinary course of business, which are typically cancellable by their terms, therefore we do not consider purchase orders that are cancellable to be firm inventory commitments. At January 29, 2023, we had aggregate purchase obligations of $1.8 billion, with $947 million payable within 12 months.
At January 29, 2023, we had aggregate liabilities for unrecognized tax benefits totaling $643 million, none of which are expected to be paid in the next 12 months. The timing of payment, if any, associated with our long-term unrecognized tax benefit liabilities is unknown. See Note 5 to our consolidated financial statements for further discussion of our unrecognized tax benefits.
We have no material off-balance sheet arrangements.

Fiscal 2022 Form 10-K	30

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
Net cash provided by operating activities decreased by $2.0 billion in fiscal 2022 compared to fiscal 2021, primarily driven by changes in working capital, slightly offset by an increase in net earnings. Changes in working capital were driven by inventory management actions and the related timing of vendor payments. These inventory management actions, which began in fiscal 2021 and moderated during the second half of fiscal 2022, reflect strategic investments in inventory to support the demand environment, promote higher in-stock levels, and pull forward merchandise for seasonal events in response to global supply chain disruption, as well as investments in our new supply chain facilities.
Investing Activities
Cash used in investing activities increased by $171 million in fiscal 2022 compared to fiscal 2021, primarily resulting from increased capital expenditures, partially offset by cash paid for an acquired business during fiscal 2021.
Financing Activities
Cash used in financing activities in fiscal 2022 primarily reflected $7.8 billion of cash dividends paid, $6.7 billion of share repurchases, $2.5 billion of repayments of long-term debt, and $1.0 billion of net repayments of short-term debt, partially offset by $6.9 billion of net proceeds from long-term debt.
Cash used in financing activities in fiscal 2021 primarily reflected $14.8 billion of share repurchases, $7.0 billion of cash dividends paid, and $1.5 billion of repayments of long-term debt, partially offset by $3.0 billion of net proceeds from long-term debt and $1.0 billion of net proceeds from short-term debt. Fiscal 2021 reflected elevated share repurchase activity following the temporary suspension of repurchases during fiscal 2020 in order to enhance our liquidity position at the onset of the COVID-19 pandemic.

Fiscal 2022 Form 10-K	31

CRITICAL ACCOUNTING ESTIMATES
The preparation of our consolidated financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.
Our significant accounting policies are disclosed in Note 1 to our consolidated financial statements. The following discussion addresses our most critical accounting estimates, which are those that are both important to the representation of our financial condition and results of operations, and that require significant judgment or use of significant assumptions or complex estimates.
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
We calculate shrink based on actual inventory losses identified as a result of physical inventory counts during each fiscal period and estimated inventory losses between physical inventory counts. The estimate for shrink occurring in the interim period between physical inventory counts is calculated on a store-specific basis and is primarily based on recent shrink results. A 10% increase in the shrink rate used to estimate our inventory shrink reserve would have increased cost of sales by approximately $113 million for fiscal 2022. Historically, the difference between estimated shrink and actual inventory losses has not been material to our annual financial results.
We do not believe there is a reasonable likelihood for a material change in the estimates or assumptions we use to value our inventory under the retail inventory method. We believe that the retail inventory method provides an inventory valuation which approximates cost and results in valuing our inventory at the lower of cost or market.
ADDITIONAL INFORMATION
For information on our accounting policies and on accounting pronouncements that have impacted or are expected to materially impact our financial condition, results of operations, or cash flows, see Note 1 to our consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
INTEREST RATE RISK
We have exposure to interest rate risk in connection with our long-term debt portfolio. We use interest rate swap agreements to manage our fixed/floating-rate debt portfolio, none of which are for trading or speculative purposes. At January 29, 2023, after giving consideration to our interest rate swap agreements, floating-rate debt principal was $5.4 billion, or approximately 13% of our senior notes portfolio. Our interest rate swap agreements were in an aggregate liability position of $778 million at January 29, 2023. The changes in the fair values of our interest rate swap agreements offset the changes in the fair value of the hedged long-term debt. Based on our January 29, 2023 floating-rate debt principal, a one percentage point increase in the interest rate of floating-rate debt would increase our annual interest expense by approximately $54 million.
The United Kingdom’s Financial Conduct Authority announced the phased cessation of publication of LIBOR beginning after 2021 and continuing through 2023. While the discontinuance of LIBOR tenors that are scheduled to occur in 2023 will impact our interest rate swaps, we do not anticipate the transition to a new reference rate will have a material impact on our consolidated financial condition, results of operations, or cash flows.

Fiscal 2022 Form 10-K	32

FOREIGN CURRENCY EXCHANGE RATE RISK
We are exposed to risks from foreign currency exchange rate fluctuations on the translation of our foreign operations into U.S. dollars and on the purchase of goods by these foreign operations that are not denominated in their local currencies. We use derivative instruments to hedge a portion of our foreign currency exchange rate risk, none of which are for trading or speculative purposes. Our foreign currency related hedging arrangements outstanding at the end of fiscal 2022 were not material.
COMMODITY PRICE RISK
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
Item 8. Financial Statements and Supplementary Data.

Fiscal 2022 Form 10-K	33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors
The Home Depot, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of The Home Depot, Inc. and subsidiaries (the Company) as of January 29, 2023 and January 30, 2022, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 29, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 29, 2023 and January 30, 2022, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended January 29, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 29, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Fiscal 2022 Form 10-K	34

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

/s/ KPMG LLP
We have served as the Company’s auditor since 1979.
Atlanta, Georgia
March 15, 2023

Fiscal 2022 Form 10-K	35

THE HOME DEPOT, INC.
CONSOLIDATED BALANCE SHEETS

in millions, except per share data	January 29, 2023	January 30, 2022
Assets
Current assets:
Cash and cash equivalents	$2,757	$2,343
Receivables, net	3,317	3,426
Merchandise inventories	24,886	22,068
Other current assets	1,511	1,218
Total current assets	32,471	29,055
Net property and equipment	25,631	25,199
Operating lease right-of-use assets	6,941	5,968
Goodwill	7,444	7,449
Other assets	3,958	4,205
Total assets	$76,445	$71,876

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt	$—	$1,035
Accounts payable	11,443	13,462
Accrued salaries and related expenses	1,991	2,426
Sales taxes payable	528	848
Deferred revenue	3,064	3,596
Income taxes payable	50	158
Current installments of long-term debt	1,231	2,447
Current operating lease liabilities	945	830
Other accrued expenses	3,858	3,891
Total current liabilities	23,110	28,693
Long-term debt, excluding current installments	41,962	36,604
Long-term operating lease liabilities	6,226	5,353
Deferred income taxes	1,019	909
Other long-term liabilities	2,566	2,013
Total liabilities	74,883	73,572
Commitments and contingencies (Note 11)
Common stock, par value $0.05; authorized: 10,000 shares; issued: 1,794 shares at January 29, 2023 and 1,792 shares at January 30, 2022; outstanding: 1,016 shares at January 29, 2023 and 1,035 shares at January 30, 2022	90	90
Paid-in capital	12,592	12,132
Retained earnings	76,896	67,580
Accumulated other comprehensive loss	(718)	(704)
Treasury stock, at cost, 778 shares at January 29, 2023 and 757 shares at January 30, 2022	(87,298)	(80,794)
Total stockholders’ equity (deficit)	1,562	(1,696)
Total liabilities and stockholders’ equity	$76,445	$71,876
—————
See accompanying notes to consolidated financial statements.

Fiscal 2022 Form 10-K	36

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF EARNINGS

in millions, except per share data	Fiscal	Fiscal	Fiscal
	2022	2021	2020
Net sales	$157,403	$151,157	$132,110
Cost of sales	104,625	100,325	87,257
Gross profit	52,778	50,832	44,853
Operating expenses:
Selling, general and administrative	26,284	25,406	24,447
Depreciation and amortization	2,455	2,386	2,128
Total operating expenses	28,739	27,792	26,575
Operating income	24,039	23,040	18,278
Interest and other (income) expense:
Interest income and other, net	(55)	(44)	(47)
Interest expense	1,617	1,347	1,347
Interest and other, net	1,562	1,303	1,300
Earnings before provision for income taxes	22,477	21,737	16,978
Provision for income taxes	5,372	5,304	4,112
Net earnings	$17,105	$16,433	$12,866

Basic weighted average common shares	1,022	1,054	1,074
Basic earnings per share	$16.74	$15.59	$11.98

Diluted weighted average common shares	1,025	1,058	1,078
Diluted earnings per share	$16.69	$15.53	$11.94
—————
See accompanying notes to consolidated financial statements.

Fiscal 2022 Form 10-K	37

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal	Fiscal	Fiscal
in millions	2022	2021	2020
Net earnings	$17,105	$16,433	$12,866
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(22)	(77)	60
Cash flow hedges	9	9	8
Other	(1)	35	—
Total other comprehensive (loss) income, net of tax	(14)	(33)	68
Comprehensive income	$17,091	$16,400	$12,934
—————
See accompanying notes to consolidated financial statements.

Fiscal 2022 Form 10-K	38

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

in millions	Fiscal	Fiscal	Fiscal
	2022	2021	2020
Common Stock:
Balance at beginning of year	$90	$89	$89
Shares issued under employee stock plans, net	—	1	—
Balance at end of year	90	90	89

Paid-in Capital:
Balance at beginning of year	12,132	11,540	11,001
Shares issued under employee stock plans, net	94	194	229
Stock-based compensation expense	366	398	310
Balance at end of year	12,592	12,132	11,540

Retained Earnings:
Balance at beginning of year	67,580	58,134	51,729
Net earnings	17,105	16,433	12,866
Cash dividends	(7,789)	(6,985)	(6,451)
Other	—	(2)	(10)
Balance at end of year	76,896	67,580	58,134

Accumulated Other Comprehensive Loss:
Balance at beginning of year	(704)	(671)	(739)
Foreign currency translation adjustments, net of tax	(22)	(77)	60
Cash flow hedges, net of tax	9	9	8
Other, net of tax	(1)	35	—
Balance at end of year	(718)	(704)	(671)

Treasury Stock:
Balance at beginning of year	(80,794)	(65,793)	(65,196)
Repurchases of common stock	(6,504)	(15,001)	(597)
Balance at end of year	(87,298)	(80,794)	(65,793)
Total stockholders’ equity (deficit)	$1,562	$(1,696)	$3,299
—————
See accompanying notes to consolidated financial statements.

Fiscal 2022 Form 10-K	39

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal	Fiscal	Fiscal
in millions	2022	2021	2020
Cash Flows from Operating Activities:
Net earnings	$17,105	$16,433	$12,866
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization	2,975	2,862	2,519
Stock-based compensation expense	366	399	310
Changes in receivables, net	111	(435)	(465)
Changes in merchandise inventories	(2,830)	(5,403)	(1,657)
Changes in other current assets	(311)	(330)	43
Changes in accounts payable and accrued expenses	(2,577)	2,401	5,118
Changes in deferred revenue	(526)	775	702
Changes in income taxes payable	(107)	(51)	(149)
Changes in deferred income taxes	138	(276)	(569)
Other operating activities	271	196	121
Net cash provided by operating activities	14,615	16,571	18,839

Cash Flows from Investing Activities:
Capital expenditures	(3,119)	(2,566)	(2,463)
Payments for businesses acquired, net	—	(421)	(7,780)
Other investing activities	(21)	18	73
Net cash used in investing activities	(3,140)	(2,969)	(10,170)

Cash Flows from Financing Activities:
(Repayments of) proceeds from short-term debt, net	(1,035)	1,035	(974)
Proceeds from long-term debt, net of discounts	6,942	2,979	7,933
Repayments of long-term debt	(2,491)	(1,532)	(2,872)
Repurchases of common stock	(6,696)	(14,809)	(791)
Proceeds from sales of common stock	264	337	326
Cash dividends	(7,789)	(6,985)	(6,451)
Other financing activities	(188)	(145)	(154)
Net cash used in financing activities	(10,993)	(19,120)	(2,983)
Change in cash and cash equivalents	482	(5,518)	5,686
Effect of exchange rate changes on cash and cash equivalents	(68)	(34)	76
Cash and cash equivalents at beginning of year	2,343	7,895	2,133
Cash and cash equivalents at end of year	$2,757	$2,343	$7,895

Supplemental Disclosures:
Cash paid for income taxes	$5,435	$5,504	$4,654
Cash paid for interest, net of interest capitalized	1,449	1,269	1,241
Non-cash capital expenditures	351	421	274
—————
See accompanying notes to consolidated financial statements.

Fiscal 2022 Form 10-K	40

THE HOME DEPOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
The Home Depot, Inc., together with its subsidiaries (the “Company,” “Home Depot,” “we,” “our” or “us”), is a home improvement retailer that sells a wide assortment of building materials, home improvement products, lawn and garden products, décor items, and facilities maintenance, repair and operations products, in stores and online. We also provide a number of services, including home improvement installation services and tool and equipment rental. We operate in the U.S. (including the Commonwealth of Puerto Rico and the territories of the U.S. Virgin Islands and Guam), Canada, and Mexico.
Consolidation and Presentation
Our consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. Intercompany balances and transactions are eliminated in consolidation. Our fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31st. All periods presented include 52 weeks.
Use of Estimates
We have made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and reported amounts of revenues and expenses in preparing these financial statements in conformity with GAAP. While we believe these estimates and assumptions are reasonable, actual results could differ from these estimates.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and highly liquid investments purchased with original maturities of three months or less.
Receivables, net
The following table presents components of receivables, net:

in millions	January 29, 2023	January 30, 2022
Card receivables	$1,003	$1,028
Rebate receivables	948	1,170
Customer receivables	871	703
Other receivables	495	525
Receivables, net	$3,317	$3,426
Card receivables consist of payments due from financial institutions for the settlement of credit card and debit card transactions. Rebate receivables represent amounts due from vendors for volume and co-op advertising rebates. Customer receivables relate to credit extended directly to certain customers in the ordinary course of business. The valuation allowance related to these receivables was not material to our consolidated financial statements at the end of fiscal 2022 or fiscal 2021.
Merchandise Inventories
Inventory cost includes the amount we pay to acquire inventory, including freight and import costs, as well as operating costs and depreciation associated with our sourcing and distribution network, and is net of certain vendor allowances. The majority of our merchandise inventories are stated at the lower of cost (first-in, first-out) or market, as determined by the retail inventory method, which is based on a number of factors such as markups, markdowns, and inventory losses (or shrink). As the inventory retail value is adjusted regularly to reflect market conditions, inventory valued using the retail method approximates the lower of cost or market. Certain subsidiaries, including retail operations in Canada and Mexico, and distribution centers, record merchandise inventories at the lower of cost or net realizable value, as determined by a cost method. These merchandise inventories represent approximately 42% of the total merchandise inventories balance. We evaluate the inventory valued using a cost method at the end of each quarter to ensure that it is carried at the lower of cost or net realizable value, and the adjustments recorded to merchandise inventories valued under a cost method were not material to our consolidated financial statements at the end of fiscal 2022 or fiscal 2021.

Fiscal 2022 Form 10-K	41

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
We capitalize certain costs, including interest, related to construction in progress and the acquisition and development of software. Costs associated with the acquisition and development of software are amortized using the straight-line method over the estimated useful life of the software, which ranges from three to seven years. Certain development costs not meeting the criteria for capitalization are expensed as incurred.
We evaluate our long-lived assets each quarter for indicators of potential impairment. Indicators of impairment include current period losses combined with a history of losses, our decision to relocate or close a store or other location before the end of its previously estimated useful life, or when changes in other circumstances indicate the carrying amount of an asset may not be recoverable. The evaluation for long-lived assets is performed at the lowest level of identifiable cash flows, which is generally the individual store level. The assets of a store with indicators of impairment are evaluated for recoverability by comparing their undiscounted future cash flows with their carrying value. If the carrying value is greater than the undiscounted future cash flows, we then measure the asset group’s fair value to determine whether an impairment loss should be recognized. If the resulting fair value is less than the carrying value, an impairment loss is recognized for the difference between the carrying value and the estimated fair value. Impairment losses on property and equipment are recorded as a component of SG&A. Impairment charges for long-lived assets were not material to our consolidated financial statements in fiscal 2022, fiscal 2021, or fiscal 2020.
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
Our leases include certain retail locations, warehouse and distribution space, office space, equipment, and vehicles. A substantial majority of our leases have remaining lease terms of one to 20 years. Our real estate leases typically provide the option to extend the lease for five-year terms, and some of our leases may include the option to terminate in less than five years. The lease term used to calculate the right-of-use asset and lease liability at commencement includes the impacts of options to extend or terminate the lease when it is reasonably certain that we will exercise that option. When determining whether it is reasonably certain that we will exercise an option at commencement, we consider various existing economic factors, including market conditions, real estate strategies, the nature, length, and terms of the agreement, as well as the uncertainty of the condition of leased equipment at the end of the lease term. Based on these determinations, we generally conclude that the exercise of renewal options would not be reasonably certain in determining the lease term at commencement.

Fiscal 2022 Form 10-K	42

The discount rate used to calculate the present value of lease payments is the rate implicit in the lease, when readily determinable. As the rate implicit in the lease is rarely readily determinable, we use a secured incremental borrowing rate, which is updated on a quarterly basis, as the discount rate for the present value of lease payments.
Real estate taxes, insurance, maintenance, and operating expenses applicable to the leased asset are generally our obligations under our lease agreements. In instances where these payments are fixed, they are included in the measurement of our lease liabilities, and when variable, are excluded and recognized in the period in which the obligation for those payments is incurred. Certain of our lease agreements also include rental payments based on an index or rate and others include rental payments based on a percentage of sales. For variable payments dependent upon an index or rate, we apply the active index or rate as of the lease commencement date. Variable lease payments not based on an index or rate are not included in the measurement of our lease liabilities as they cannot be reasonably estimated, and are recognized in the period in which the obligation for those payments is incurred.
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
Goodwill
Goodwill represents the excess of purchase price over the fair value of net assets acquired. We do not amortize goodwill, but assess the recoverability of goodwill in the third quarter of each fiscal year, or more often if indicators warrant, by determining whether the fair value of each reporting unit supports its carrying value. Each fiscal year, we may assess qualitative factors to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount as a basis for determining whether it is necessary to complete quantitative impairment assessments, with a quantitative assessment completed as facts and circumstances warrant. We completed our last quantitative assessment in fiscal 2019 and concluded that the fair value of our reporting units substantially exceeded their respective carrying values, including goodwill.
During the third quarter of fiscal 2022, we completed our annual assessment of the recoverability of goodwill for our U.S., Canada, and Mexico reporting units based on qualitative factors. We performed a qualitative assessment to determine if there were any indicators of impairment and concluded that while there have been events and circumstances in the macro-environment that have impacted us, we have not experienced any entity-specific indicators that would indicate that it is more likely than not that the fair value of any of our reporting units were less than their carrying amounts. There were no impairment charges related to goodwill for fiscal 2022, fiscal 2021, or fiscal 2020.
The following table presents the changes in the carrying amount of our goodwill:

in millions	Fiscal	Fiscal
	2022	2021
Goodwill, balance at beginning of year	$7,449	$7,126
Acquisitions (1)	—	323
Other (2)	(5)	—
Goodwill, balance at end of year	$7,444	$7,449
—————
(1)    Represents goodwill from a small acquisition completed during the second quarter of Fiscal 2021.
(2)     Reflects the net impact of foreign currency translation.

Fiscal 2022 Form 10-K	43

Other Intangible Assets
Intangible assets other than goodwill are included in other assets on the consolidated balance sheets. We amortize the cost of definite-lived intangible assets on a straight-line basis over their estimated useful lives, which range up to 20 years, as this approximates the pattern of expected economic benefit. Intangible assets with indefinite lives are tested in the third quarter of each fiscal year for impairment, or more often if indicators warrant. During the third quarter of fiscal 2022, we completed our annual assessment of the recoverability of our indefinite-lived intangible assets based on quantitative factors and concluded no impairment losses should be recognized. There were no impairment losses related to intangible assets for fiscal 2022, fiscal 2021, and fiscal 2020.
The following table presents information regarding our intangible assets:

	January 29, 2023			January 30, 2022
in millions	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-Lived Intangible Assets:
Customer relationships	$3,034	$(495)	$2,539	$3,034	$(326)	$2,708
Trade names	151	(16)	135	151	(8)	143
Other	12	(12)	—	12	(9)	3
Indefinite-Lived Intangible Assets:
Trade names	649		649	649		649
Total Intangible Assets	$3,846	$(523)	$3,323	$3,846	$(343)	$3,503
Our intangible asset amortization expense was immaterial for fiscal 2022, fiscal 2021, and fiscal 2020.
The following table presents the estimated future amortization expense related to definite-lived intangible assets as of January 29, 2023:

in millions	Amortization Expense
Fiscal 2023	$178
Fiscal 2024	178
Fiscal 2025	178
Fiscal 2026	178
Fiscal 2027	167
Thereafter	1,795
Total	$2,674
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
Derivative Instruments and Hedging Activities
We use derivative instruments in the management of our interest rate exposure on long-term debt and our exposure to foreign currency fluctuations. We enter into derivative instruments for risk management purposes only; we do not enter into derivative instruments for trading or speculative purposes. All derivative instruments are recognized at their fair values in either assets or liabilities at the balance sheet date and are classified as either current or non-current based on each contract’s respective maturity. While we enter into master netting arrangements, our policy is to present the fair value of derivative instruments on a gross basis in our consolidated balance sheets.
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

Fiscal 2022 Form 10-K	44

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
Self-Insurance Reserves
We are self-insured for certain losses related to general liability (including product liability), workers’ compensation, employee group medical, and automobile claims. We recognize the expected ultimate cost for claims incurred (undiscounted) at the balance sheet date as a liability. The expected ultimate cost for claims incurred is estimated based upon analysis of historical data and actuarial estimates. Our self-insurance liabilities, which are included in accrued salaries and related expenses, other accrued expenses and other long-term liabilities in the consolidated balance sheets, were $1.3 billion at both January 29, 2023 and January 30, 2022.
We also maintain network security and privacy liability insurance coverage to limit our exposure to losses such as those that may be caused by a significant compromise or breach of our data security.
Treasury Stock
Treasury stock is reflected as a reduction of stockholders’ equity at cost. We use the weighted average purchase cost to determine the cost of treasury stock that is reissued, if any.
Net Sales
We recognize revenue, net of expected returns and sales tax, at the time the customer takes possession of merchandise or when a service is performed. Our liability for sales returns is estimated based on historical return levels and our expectation of future returns. We also recognize a return asset, and corresponding adjustment to cost of sales, for our right to recover the goods returned by the customer, measured at the former carrying amount of the goods, less any expected recovery cost. At each financial reporting date, we assess our estimates of expected returns, refund liabilities, and return assets. Adjustments related to changes in return estimates were immaterial in fiscal 2022, fiscal 2021, and fiscal 2020.
Services revenue is generated through a variety of installation, home maintenance, and professional service programs. In these programs, the customer selects and purchases material for a project, and we provide or arrange for professional installation. These programs are offered through our stores, online, and in-home sales programs. Under certain programs, when we provide or arrange for the installation of a project and the subcontractor provides material as part of the installation, both the material and labor are included in services revenue. We recognize services revenue when the service for the customer is complete, which is not materially different from recognizing the revenue over the service period as the substantial majority of our services are completed within one week.
For products and services sold in stores or online, payment is typically due at the point of sale. When we receive payment from customers before the customer has taken possession of the merchandise or the service has been performed, the amount received is recorded as deferred revenue until the sale or service is complete. Such performance obligations are part of contracts with expected original durations of typically three months or less. As of January 29, 2023 and January 30, 2022, deferred revenue for products and services was $2.0 billion and $2.6 billion, respectively.
We further record deferred revenue for the sale of gift cards and recognize the associated revenue upon the redemption of those gift cards, which generally occurs within six months of gift card issuance. As of January 29, 2023 and January 30, 2022, our performance obligations for unredeemed gift cards were $1.1 billion and $1.0 billion, respectively. Gift card breakage income, which is our estimate of the portion of our gift card balance not expected to be redeemed, is recognized in net sales and was immaterial in fiscal 2022, fiscal 2021, and fiscal 2020.
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

Fiscal 2022 Form 10-K	45

Cost of Sales
Cost of sales includes the actual cost of merchandise sold and services performed; the cost of transportation of merchandise from vendors to our distribution network, stores, or customers; shipping and handling costs from our stores or distribution network to customers; and the operating cost and depreciation of our sourcing and distribution network. Vendor allowances that are not reimbursements of specific, incremental, and identifiable costs are also included within cost of sales.
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
The following table presents net advertising expense included in SG&A:

in millions	Fiscal	Fiscal	Fiscal
	2022	2021	2020
Net advertising expense	$1,085	$1,044	$909
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

Fiscal 2022 Form 10-K	46

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
Comprehensive Income
Comprehensive income includes net earnings adjusted for certain gains and losses that are excluded from net earnings and recognized within accumulated other comprehensive loss as a component of equity, which consist primarily of foreign currency translation adjustments. Accumulated other comprehensive loss also includes net losses on cash flow hedges that were immaterial as of January 29, 2023 and January 30, 2022. Reclassifications from accumulated other comprehensive loss into earnings were immaterial in fiscal 2022, fiscal 2021, and fiscal 2020.
Foreign Currency Translation
Assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange on the last day of the reporting period. Revenues and expenses are translated using average exchange rates for the period and equity transactions are translated using the actual rate on the day of the transaction. Cumulative foreign currency translation adjustments recorded in accumulated other comprehensive loss as of January 29, 2023 and January 30, 2022 were losses of $597 million and $575 million, respectively.
Recently Adopted Accounting Pronouncements
ASU No. 2021-10. In November 2021, the FASB issued ASU No. 2021-10, “Government Assistance (Topic 832),” to improve the transparency of government assistance received by business entities that are accounted for by applying either the International Accounting Standards 20 grant model or Accounting Standards Codification 958-605 contribution model by analogy. Topic 832 requires disclosure of the nature of the transactions and the related accounting policy used, the line items on the balance sheet and income statement that are affected and the amounts applicable to each financial statement line item, and significant terms of the transactions. On January 31, 2022, we adopted ASU No. 2021-10 with no impact to our financial statements or related disclosures as the transactions in scope of this guidance were immaterial.
Recently Issued Accounting Pronouncements
ASU No. 2022-04. In September 2022, the FASB issued ASU No. 2022-04, “Liabilities—Supplier Finance Programs (Topic 405-50) - Disclosure of Supplier Finance Program Obligations,” to enhance the transparency of supplier finance programs used by an entity in connection with the purchase of goods and services. The standard requires entities that use supplier finance programs to disclose the key terms, including a description of payment terms, the confirmed amount outstanding under the program at the end of each reporting period, a description of where those obligations are presented on the balance sheet, and an annual rollforward, including the amount of obligations confirmed and the amount paid during the period. The guidance does not affect the recognition, measurement, or financial statement presentation of obligations covered by supplier finance programs. ASU No. 2022-04 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the requirement on rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. We are currently evaluating the impact of the standard on our consolidated financial statement disclosures.
ASU No. 2020-04. In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides practical expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued as a result of reference rate reform. ASU No. 2020-04 is effective as of March 12,

Fiscal 2022 Form 10-K	47

2020 and may be applied to contract modifications and hedging relationships from the beginning of an interim period that includes or is subsequent to March 12, 2020. This guidance was subsequently amended by ASU No. 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” which was effective upon issuance in December 2022 and extended the temporary relief provided by Topic 848 through December 31, 2024. While the discontinuance of LIBOR will impact our interest rate swap agreements, we do not anticipate the transition to a new reference rate and adoption of this standard will have a material impact on our consolidated financial condition, results of operations, or cash flows.
Recent accounting pronouncements adopted or pending adoption not discussed above are either not applicable or are not expected to have a material impact on our consolidated financial condition, results of operations, or cash flows.
2.SEGMENT REPORTING AND NET SALES
We currently conduct our retail operations in the U.S., Canada, and Mexico, each of which represents one of our three operating segments. Our operating segments reflect the way in which internally-reported financial information is regularly reviewed by our chief operating decision maker to analyze performance, make decisions and allocate resources. For disclosure purposes, we aggregate these three operating segments into one reportable segment due to the similar nature of their operations and economic characteristics.
The following table presents net property and equipment, classified by geography:

in millions	January 29, 2023	January 30, 2022	January 31, 2021
Net property and equipment – in the U.S.	$23,057	$22,696	$22,205
Net property and equipment – outside the U.S.	2,574	2,503	2,500
Net property and equipment	$25,631	$25,199	$24,705
No sales to an individual customer accounted for more than 10% of revenue during any of the last three fiscal years.
The following table presents net sales, classified by geography:

	Fiscal	Fiscal	Fiscal
in millions	2022	2021	2020
Net sales – in the U.S.	$144,840	$138,920	$122,158
Net sales – outside the U.S.	12,563	12,237	9,952
Net sales	$157,403	$151,157	$132,110
The following table presents net sales by products and services:

	Fiscal	Fiscal	Fiscal
in millions	2022	2021	2020
Net sales – products	$151,804	$145,745	$127,671
Net sales – services	5,599	5,412	4,439
Net sales	$157,403	$151,157	$132,110
The following table presents major product lines and the related merchandising departments (and related services):

Major Product Line	Merchandising Departments
Building Materials	Building Materials, Electrical/Lighting, Lumber, Millwork, and Plumbing
Décor	Appliances, Décor/Storage, Flooring, Kitchen and Bath, and Paint
Hardlines	Hardware, Indoor Garden, Outdoor Garden, and Tools

Fiscal 2022 Form 10-K	48

The following table presents net sales by major product line (and related services):

	Fiscal	Fiscal	Fiscal
in millions	2022	2021	2020
Building Materials	$59,533	$54,990	$46,521
Décor	52,322	50,437	43,415
Hardlines	45,548	45,730	42,174
Net sales	$157,403	$151,157	$132,110
The following table presents net sales by merchandising department (and related services):

	Fiscal		Fiscal		Fiscal
	2022		2021		2020
dollars in millions	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Appliances	$14,461	9.2%	$14,232	9.4%	$11,865	9.0%
Building Materials	11,298	7.2	9,823	6.5	8,656	6.6
Décor/Storage	6,357	4.0	6,095	4.0	4,959	3.8
Electrical/Lighting	13,746	8.7	13,473	8.9	11,178	8.5
Flooring	9,222	5.9	9,225	6.1	8,156	6.2
Hardware	8,104	5.1	7,873	5.2	7,312	5.5
Indoor Garden	14,990	9.5	15,546	10.3	14,649	11.1
Kitchen and Bath	11,102	7.1	10,432	6.9	8,383	6.3
Lumber	13,460	8.6	13,344	8.8	11,309	8.6
Millwork	8,423	5.4	7,412	4.9	6,460	4.9
Outdoor Garden	10,078	6.4	10,317	6.8	9,602	7.3
Paint	11,180	7.1	10,453	6.9	10,052	7.6
Plumbing	12,606	8.0	10,938	7.2	8,918	6.8
Tools	12,376	7.9	11,994	7.9	10,611	8.0
Total	$157,403	100.0%	$151,157	100.0%	$132,110	100.0%
—————
Note: Certain percentages may not sum to totals due to rounding.
3.PROPERTY AND LEASES
Net Property and Equipment
The following table presents components of net property and equipment:

in millions	January 29, 2023	January 30, 2022
Land	$8,719	$8,617
Buildings and improvements	19,430	19,173
Furniture, fixtures, and equipment	16,564	16,441
Leasehold improvements	2,130	2,016
Construction in progress	1,297	1,139
Finance leases	4,135	3,943
Property and equipment, at cost	52,275	51,329
Less accumulated depreciation and finance lease amortization	26,644	26,130
Net property and equipment	$25,631	$25,199

Fiscal 2022 Form 10-K	49

The following table presents depreciation and finance lease amortization expense, including depreciation and finance lease amortization expense included in cost of sales:

in millions	Fiscal	Fiscal	Fiscal
	2022	2021	2020
Depreciation and finance lease amortization expense	$2,756	$2,650	$2,425
Leases
The following table presents the consolidated balance sheet location of assets and liabilities related to operating and finance leases:

in millions	Consolidated Balance Sheet Classification	January 29, 2023	January 30, 2022
Assets:
Operating lease assets	Operating lease right-of-use assets	$6,941	$5,968
Finance lease assets (1)	Net property and equipment	2,899	2,896
Total lease assets		$9,840	$8,864
Liabilities:
Current:
Operating lease liabilities	Current operating lease liabilities	$945	$830
Finance lease liabilities	Current installments of long-term debt	231	198
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	6,226	5,353
Finance lease liabilities	Long-term debt, excluding current installments	3,054	3,038
Total lease liabilities		$10,456	$9,419
—————
(1)    Finance lease assets are recorded net of accumulated amortization of $1.2 billion as of January 29, 2023 and $1.0 billion as of January 30, 2022.
The following table presents components of lease cost, excluding short-term lease cost and sublease income which are immaterial:

	Consolidated Statement of Earnings Classification (1)	Fiscal	Fiscal	Fiscal
in millions		2022	2021	2020
Operating lease cost	Selling, general and administrative	$1,169	$1,084	$782
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	282	250	167
Interest on lease liabilities	Interest expense	125	127	112
Variable lease cost	Selling, general and administrative	470	425	277
Total lease cost		$2,046	$1,886	$1,338
—————
(1)Costs associated with our sourcing and distribution network are recorded in cost of sales, with the exception of interest on finance lease liabilities.
The following table presents weighted average remaining lease terms and discount rates:

	January 29, 2023	January 30, 2022
Weighted Average Remaining Lease Term (Years):
Operating leases	9	9
Finance leases	14	15
Weighted Average Discount Rate:
Operating leases	3.2%	2.7%
Finance leases	4.3%	4.7%

Fiscal 2022 Form 10-K	50

The following table presents approximate future minimum payments under operating and finance leases at January 29, 2023:

in millions	Operating Leases	Finance Leases
Fiscal 2023	$1,152	$347
Fiscal 2024	1,186	364
Fiscal 2025	1,032	406
Fiscal 2026	900	297
Fiscal 2027	769	278
Thereafter	3,446	2,449
Total lease payments	8,485	4,141
Less: imputed interest	1,314	856
Present value of lease liabilities	$7,171	$3,285
—————
Note: We have excluded approximately $2.1 billion of leases (undiscounted basis) that have not yet commenced. These leases are expected to commence primarily in fiscal 2023 with lease terms of up to 30 years.
The following table presents supplemental cash flow information related to leases:

	Fiscal	Fiscal	Fiscal
in millions	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows – operating leases	$1,157	$1,090	$1,022
Operating cash flows – finance leases	125	127	112
Financing cash flows – finance leases	241	182	122
Supplemental non-cash information:
Lease assets obtained in exchange for new operating lease liabilities	1,991	964	969
Lease assets obtained in exchange for new finance lease liabilities	322	672	1,730
4.DEBT AND DERIVATIVE INSTRUMENTS
Short-Term Debt
In July 2022, we expanded our commercial paper program from $3.0 billion to $5.0 billion to further enhance our financial flexibility. All of our short-term borrowings in fiscal 2022 and fiscal 2021 were under our commercial paper program. In connection with our program, we had back-up credit facilities with a consortium of banks for borrowings up to $5.0 billion at January 29, 2023, which consisted of a five-year $3.5 billion credit facility scheduled to expire in July 2027 and a 364-day $1.5 billion credit facility scheduled to expire in July 2023. These facilities replaced our previously existing five-year $2.0 billion credit facility, which was scheduled to expire in December 2023, and our 364-day $1.0 billion credit facility, which was scheduled to expire in December 2022.
At January 29, 2023, we had no borrowings outstanding under our commercial paper program, and at January 30, 2022, we had $1.0 billion of borrowings outstanding under our commercial paper program with a weighted-average interest rate of 0.1%.
The following table presents additional information on borrowings under our commercial paper program during fiscal 2022 and fiscal 2021:

	Fiscal	Fiscal
in millions	2022	2021
Maximum amount outstanding during the period	$2,745	$1,368
Average daily short-term borrowings	269	45

Fiscal 2022 Form 10-K	51

Long-Term Debt
The following table presents details of the components of our long-term debt:

			Carrying Amount (1)
in millions	Interest Payable	Principal Amount	January 29, 2023	January 30, 2022
Floating rate senior notes due March 2022	Quarterly	$—	$—	$300
3.25% Senior notes due March 2022	Semi-annually	—	—	700
2.625% Senior notes due June 2022	Semi-annually	—	—	1,249
2.70% Senior notes due April 2023	Semi-annually	1,000	1,000	999
3.75% Senior notes due February 2024	Semi-annually	1,100	1,099	1,098
2.70% Senior notes due April 2025	Semi-annually	500	498	—
3.35% Senior notes due September 2025	Semi-annually	1,000	998	998
4.00% Senior notes due September 2025	Semi-annually	750	748	—
3.00% Senior notes due April 2026	Semi-annually	1,300	1,295	1,293
2.125% Senior notes due September 2026	Semi-annually	1,000	994	992
2.875% Senior notes due April 2027	Semi-annually	750	744	—
2.50% Senior notes due April 2027	Semi-annually	750	745	744
2.80% Senior notes due September 2027	Semi-annually	1,000	979	1,001
0.90% Senior notes due March 2028	Semi-annually	500	496	495
1.50% Senior notes due September 2028	Semi-annually	1,000	993	992
3.90% Senior notes due December 2028	Semi-annually	1,000	977	1,035
2.95% Senior notes due June 2029	Semi-annually	1,750	1,675	1,768
2.70% Senior notes due April 2030	Semi-annually	1,500	1,347	1,422
1.375% Senior notes due March 2031	Semi-annually	1,250	1,170	1,210
1.875% Senior notes due September 2031	Semi-annually	1,000	942	981
3.25% Senior notes due April 2032	Semi-annually	1,250	1,237	—
4.50% Senior notes due September 2032	Semi-annually	1,250	1,242	—
5.875% Senior notes due December 2036	Semi-annually	3,000	2,874	2,916
3.30% Senior notes due April 2040	Semi-annually	1,250	1,075	1,164
5.40% Senior notes due September 2040	Semi-annually	500	496	496
5.95% Senior notes due April 2041	Semi-annually	1,000	990	990
4.20% Senior notes due April 2043	Semi-annually	1,000	939	977
4.875% Senior notes due February 2044	Semi-annually	1,000	981	981
4.40% Senior notes due March 2045	Semi-annually	1,000	980	979
4.25% Senior notes due April 2046	Semi-annually	1,600	1,586	1,586
3.90% Senior notes due June 2047	Semi-annually	1,150	1,144	1,144
4.50% Senior notes due December 2048	Semi-annually	1,500	1,464	1,464
3.125% Senior notes due December 2049	Semi-annually	1,250	1,178	1,214
3.35% Senior notes due April 2050	Semi-annually	1,500	1,472	1,471
2.375% Senior notes due March 2051	Semi-annually	1,250	1,156	1,201
2.75% Senior notes due September 2051	Semi-annually	1,000	983	982
3.625% Senior notes due April 2052	Semi-annually	1,500	1,458	—
4.95% Senior notes due September 2052	Semi-annually	1,000	980	—
3.50% Senior notes due September 2056	Semi-annually	1,000	973	973
Total senior notes		$41,150	$39,908	$35,815
Finance lease obligations; payable in varying installments through April 30, 2076			$3,285	$3,236
Total long-term debt			43,193	39,051
Less current installments of long-term debt			1,231	2,447
Long-term debt, excluding current installments			$41,962	$36,604
—————
(1) Includes unamortized discounts, premiums, debt issuance costs, and the effects of fair value hedges.

Fiscal 2022 Form 10-K	52

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
Redemption. All of our senior notes may be redeemed by us at any time, in whole or in part, at the redemption price plus accrued interest up to the redemption date. With respect to the 5.875% 2036 notes, the redemption price is equal to the greater of (1) 100% of the principal amount of the notes to be redeemed, or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed that would be due after the related redemption date. With respect to all other notes, prior to the Par Call Date, as defined in the respective notes, the redemption price is equal to the greater of (1) 100% of the principal amount of the notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest to the Par Call Date. On or after the Par Call Date, the redemption price is equal to 100% of the principal amount of the notes. Additionally, if a Change in Control Triggering Event occurs, as defined in the notes, holders of all such notes have the right to require us to redeem those notes at 101% of the aggregate principal amount of the notes plus accrued interest up to the redemption date.
The indentures governing the notes do not generally limit our ability to incur additional indebtedness or require us to maintain financial ratios or specified levels of net worth or liquidity. The indentures governing the notes contain various customary covenants; however, none are expected to impact our liquidity or capital resources.

Fiscal 2022 Form 10-K	53

Maturities of Long-Term Debt. The following table presents our long-term debt maturities, excluding finance leases, as of January 29, 2023:

in millions	Principal
Fiscal 2023	$1,000
Fiscal 2024	1,100
Fiscal 2025	2,250
Fiscal 2026	2,300
Fiscal 2027	2,500
Thereafter	32,000
Total	$41,150
Derivative Instruments and Hedging Activities
We use derivative instruments as part of our normal business operations in the management of our exposure to fluctuations in foreign currency exchange rates and interest rates on certain debt. Our objective in managing these exposures is to decrease the volatility of cash flows affected by changes in the underlying rates and minimize the risk of changes in the fair value of our senior notes.
Fair Value Hedges. We had outstanding interest rate swap agreements with combined notional amounts of $5.4 billion at January 29, 2023 and January 30, 2022. These agreements were accounted for as fair value hedges that swap fixed for variable rate interest to hedge changes in the fair values of certain senior notes. At January 29, 2023, the fair values of these agreements totaled $778 million, all of which is recognized in other long-term liabilities on the consolidated balance sheet. At January 30, 2022, the fair values of these agreements totaled $191 million, with $58 million recognized in other assets and $249 million recognized in other long-term liabilities on the consolidated balance sheet. All of our interest rate swap agreements designated as fair value hedges meet the shortcut method requirements under GAAP. Accordingly, the changes in the fair values of these agreements offset the changes in the fair value of the hedged long-term debt.
Cash Flow Hedges. At January 29, 2023 and January 30, 2022, we had outstanding foreign currency forward contracts accounted for as cash flow hedges, which hedge the variability of forecasted cash flows associated with certain payments made in our foreign operations. At January 29, 2023 and January 30, 2022, the notional amounts and the fair values of these contracts were not material. Additionally, the realized and unrealized gains and losses on these instruments were not material during fiscal 2022, fiscal 2021, and fiscal 2020.
We also settled forward-starting interest rate swap agreements in prior years, which were used to hedge the variability in future interest payments attributable to changing interest rates on forecasted debt issuances. Unamortized losses on these forward-starting swaps, which were designated as cash flow hedges, are being amortized to interest expense over the life of the respective notes. Unamortized losses recognized on these swaps remaining in accumulated other comprehensive loss were immaterial as of January 29, 2023 and January 30, 2022, as were the losses recognized within interest expense for fiscal 2022, fiscal 2021, and fiscal 2020.
We expect an immaterial amount recorded in accumulated other comprehensive loss as of January 29, 2023 to be reclassified into earnings within the next 12 months.
Net Investment Hedges. During fiscal 2022, we issued foreign currency forward contracts accounted for as net investment hedges, which hedged against foreign currency exposure on our net investment in certain subsidiaries. These foreign currency forward contracts were immaterial and were settled in fiscal 2022. The related foreign currency translation adjustment amounts recorded in accumulated other comprehensive loss upon settlement were also immaterial. There were no arrangements accounted for as net investment hedges outstanding as of January 29, 2023 or January 30, 2022.
Collateral. We generally enter into master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit our credit risk, we enter into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain derivative instruments exceeds or falls below contractually established thresholds. The cash collateral posted by the Company related to derivative instruments under our collateral security arrangements was $634 million as of January 29, 2023, which was recorded in other current assets on the consolidated balance sheet. We did not hold any cash collateral as of January 29, 2023, and cash collateral both held and posted was immaterial as of January 30, 2022.

Fiscal 2022 Form 10-K	54

5.INCOME TAXES
Provision for Income Taxes
The following table presents our earnings before the provision for income taxes:

in millions	Fiscal	Fiscal	Fiscal
	2022	2021	2020
United States	$20,990	$20,320	$16,013
Foreign	1,487	1,417	965
Total	$22,477	$21,737	$16,978
The following table presents our provision for income taxes:

in millions	Fiscal	Fiscal	Fiscal
	2022	2021	2020
Current:
Federal	$3,918	$4,066	$3,462
State	880	981	928
Foreign	436	511	329
Total current	5,234	5,558	4,719
Deferred:
Federal	102	(155)	(404)
State	61	(11)	(209)
Foreign	(25)	(88)	6
Total deferred	138	(254)	(607)
Provision for income taxes	$5,372	$5,304	$4,112
The following table presents our combined federal, state, and foreign effective tax rates:

	Fiscal	Fiscal	Fiscal
	2022	2021	2020
Combined federal, state, and foreign effective tax rates	23.9%	24.4%	24.2%
The following table presents the reconciliation of our provision for income taxes at the federal statutory rate of 21% to the actual tax expense:

in millions	Fiscal	Fiscal	Fiscal
	2022	2021	2020
Income taxes at federal statutory rate	$4,720	$4,565	$3,565
State income taxes, net of federal income tax benefit	743	766	568
Other, net	(91)	(27)	(21)
Total	$5,372	$5,304	$4,112
On August 16, 2022, the Inflation Reduction Act of 2022 (“2022 Tax Act”) was enacted into law. The key tax provisions include a 15% minimum tax on adjusted financial statement income. We do not expect any impact to the Company’s effective tax rate as a result of the new 15% minimum tax under the 2022 Tax Act.

Fiscal 2022 Form 10-K	55

Deferred Taxes
The following table presents the tax effects of temporary differences that give rise to significant portions of our deferred tax assets and deferred tax liabilities:

in millions	January 29, 2023	January 30, 2022
Assets:
Deferred compensation	$236	$471
Accrued self-insurance liabilities	276	272
State income taxes	149	138
Merchandise inventories	30	—
Non-deductible reserves	318	250
Net operating losses	115	150
Lease liabilities	1,879	1,528
Deferred revenue	148	121
Other	56	67
Total deferred tax assets	3,207	2,997
Valuation allowance	(5)	(10)
Total deferred tax assets, net of valuation allowance	3,202	2,987
Liabilities:
Merchandise inventories	—	(14)
Property and equipment	(992)	(902)
Goodwill and other intangibles	(953)	(985)
Lease right-of-use assets	(1,799)	(1,473)
Tax on unremitted earnings	(63)	(74)
Other	(95)	(104)
Total deferred tax liabilities	(3,902)	(3,552)
Net deferred tax liabilities	$(700)	$(565)
The following table presents our noncurrent deferred tax assets and noncurrent deferred tax liabilities, netted by tax jurisdiction, as presented on the consolidated balance sheets:

in millions	Consolidated Balance Sheet Classification	January 29, 2023	January 30, 2022
Deferred tax assets	Other assets	$319	$344
Deferred tax liabilities	Deferred income taxes	(1,019)	(909)
Net deferred tax liabilities		$(700)	$(565)
As of January 29, 2023, we recorded deferred tax assets of $115 million for net operating losses, primarily related to state jurisdictions. These losses expire at various dates beginning in 2023. We have concluded that it is more likely than not that tax benefits related to substantially all net operating losses will be realized based upon the expectation that we will generate the necessary taxable income in future periods.
Reinvestment of Unremitted Earnings
Substantially all of our current year foreign cash earnings in excess of working capital and cash needed for strategic investments are not intended to be indefinitely reinvested offshore. Therefore, the tax effects of repatriation for applicable state taxes and foreign withholding taxes of such cash earnings have been provided for in the accompanying consolidated statements of earnings. We have the intent and ability to reinvest substantially all of the $4.1 billion of non-cash unremitted earnings of our non-U.S. subsidiaries indefinitely. Accordingly, no provision for state taxes or foreign withholding taxes was recorded on these unremitted earnings in the accompanying consolidated statements of earnings. It is impracticable for us to determine the amount of unrecognized deferred tax liabilities on these indefinitely reinvested earnings due to the complexities associated with the hypothetical calculation.

Fiscal 2022 Form 10-K	56

Tax Return Examination Status
Our income tax returns are routinely examined by U.S. federal, state and local, and foreign tax authorities. As of January 29, 2023, the Company is no longer subject to U.S. federal examinations by tax authorities for years before fiscal 2010. Our U.S. federal tax returns for fiscal years 2010 through 2021, with the exception of 2015, are currently under examination by the IRS. With respect to the fiscal years 2010 to 2014, the IRS has issued a proposed adjustment relating to transfer pricing between our entities in the U.S. and China. We are defending our position using all available remedies. There are also ongoing U.S. state and local audits and other foreign audits covering fiscal years 2013 through 2020. We do not expect the results from any ongoing income tax audit to have a material impact on our consolidated financial condition, results of operations, or cash flows.
Over the next twelve months, it is reasonably possible that the resolution of federal and state tax examinations, as well as the expiration of statutes of limitations, could reduce our unrecognized tax benefits by an immaterial amount. We do not anticipate the resolution of these matters will result in a material change to our consolidated financial condition or results of operations.
Unrecognized Tax Benefits
The following table reconciles the beginning and ending amount of our gross unrecognized tax benefits:

in millions	Fiscal	Fiscal	Fiscal
	2022	2021	2020
Unrecognized tax benefits balance at beginning of fiscal year	$570	$540	$473
Additions based on tax positions related to the current year	75	80	75
Additions for tax positions of prior years	22	24	72
Reductions for tax positions of prior years	(7)	(40)	(53)
Reductions due to settlements	(1)	(29)	(22)
Reductions due to lapse of statute of limitations	(16)	(5)	(5)
Unrecognized tax benefits balance at end of fiscal year	$643	$570	$540
Unrecognized tax benefits that if recognized would affect our annual effective income tax rate on net earnings were $537 million, $479 million, and $458 million at January 29, 2023, January 30, 2022, and January 31, 2021, respectively.
Interest and Penalties
Net adjustments to accruals for interest and penalties associated with uncertain tax positions were immaterial in fiscal 2022, fiscal 2021, and fiscal 2020. Our total accrued interest and penalties associated with uncertain tax positions were immaterial as of January 29, 2023 and January 30, 2022.
6.STOCKHOLDERS’ EQUITY
Stock Rollforward
The following table presents a reconciliation of the number of shares of our common stock outstanding and cash dividends per share:

shares in millions	Fiscal	Fiscal	Fiscal
	2022	2021	2020
Common stock:
Balance at beginning of year	1,792	1,789	1,786
Shares issued under employee stock plans, net	2	3	3
Balance at end of year	1,794	1,792	1,789
Treasury stock:
Balance at beginning of year	(757)	(712)	(709)
Repurchases of common stock	(21)	(45)	(3)
Balance at end of year	(778)	(757)	(712)
Shares outstanding at end of year	1,016	1,035	1,077
Cash dividends per share	$7.60	$6.60	$6.00

Fiscal 2022 Form 10-K	57

Share Repurchases
In August 2022, our Board of Directors approved a $15.0 billion share repurchase authorization that replaced the previous authorization of $20.0 billion, which was approved in May 2021. This new authorization does not have a prescribed expiration date. As of January 29, 2023, approximately $12.5 billion of the $15.0 billion share repurchase authorization remained available.
In March 2020, we suspended our share repurchases to enhance our liquidity position as a result of the COVID-19 pandemic. We resumed share repurchases in the first quarter of fiscal 2021.
The following table presents information about our repurchases of common stock, all of which were completed through open market purchases:

	Fiscal	Fiscal	Fiscal
in millions	2022	2021	2020
Total number of shares repurchased	21	45	3
Total cost of shares repurchased	$6,504	$15,001	$597
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the assets and liabilities that are measured at fair value on a recurring basis:

	January 29, 2023			January 30, 2022
in millions	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative agreements – assets	$—	$—	$—	$—	$58	$—
Derivative agreements – liabilities	—	(778)	—	—	(249)	—
Total	$—	$(778)	$—	$—	$(191)	$—
The fair values of our derivative instruments are determined using an income approach and Level 2 inputs, which include the respective interest rate or foreign currency forward curves and discount rates. Our derivative instruments are discussed further in Note 4.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Long-lived assets, goodwill, and other intangible assets are subject to nonrecurring fair value measurement for the assessment of impairment. We did not have any material assets or liabilities that were measured at fair value on a nonrecurring basis during fiscal 2022, fiscal 2021, or fiscal 2020.
Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents, receivables, short-term debt, and accounts payable approximate fair value due to their short-term nature.

Fiscal 2022 Form 10-K	58

The following table presents the aggregate fair values and carrying values of our senior notes:

	January 29, 2023		January 30, 2022
in millions	Fair Value (Level 1)	Carrying Value	Fair Value (Level 1)	Carrying Value
Senior notes	$38,537	$39,908	$39,397	$35,815
8.STOCK-BASED COMPENSATION
Omnibus Stock Incentive Plans
The Home Depot, Inc. Omnibus Stock Incentive Plan, as Amended and Restated May 19, 2022 (the “Omnibus Plan”) and The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan (the “1997 Plan” and collectively with the Omnibus Plan, the “Plans”) provide that incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, deferred shares, and other stock-based awards may be issued to certain of our associates and non-employee directors. Under the Omnibus Plan, the maximum number of shares of our common stock authorized for issuance is 80 million shares plus a number of shares (not to exceed 10 million) related to underlying awards outstanding as of May 19, 2022, which can be returned to the share pool if those awards are subsequently terminated or expire unexercised, or are cancelled, forfeited or lapse for any reason, with any award other than a stock option or stock appreciation right reducing the number of shares available for issuance by 2.11 shares. At January 29, 2023, there were approximately 80 million shares available for future grants under the Omnibus Plan. No additional equity awards could be issued from the 1997 Plan after May 26, 2005.
The following table presents total stock-based compensation expense, net of estimated forfeitures, including expense related to our ESPPs, and related income tax benefit:

in millions	Fiscal	Fiscal	Fiscal
	2022	2021	2020
Pre-tax stock-based compensation expense	$367	$403	$310
Income tax benefit	(73)	(86)	(58)
After-tax stock-based compensation expense	$294	$317	$252
At January 29, 2023, there was $424 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of two years.
The award types issued under the Plans are as follows:
Stock Options. Under the terms of the Plans, incentive stock options and nonqualified stock options must have an exercise price at or above the fair market value of our stock on the date of the grant. Typically, nonqualified stock options vest at the rate of 25% per year commencing on the second anniversary date of the grant and expire on the tenth anniversary date of the grant. Additionally, a majority of our stock options may become non-forfeitable upon the associate reaching age 60, provided the associate has had five years of continuous service. No incentive stock options have been issued under the Omnibus Plan.
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
The following table presents the per share weighted average fair value of stock options granted and the assumptions used in determining fair value at the date of grant using the Black-Scholes option-pricing model:

	Fiscal	Fiscal	Fiscal
	2022	2021	2020
Per share weighted average fair value	$70.21	$57.71	$36.77
Risk-free interest rate	2.5%	1.0%	0.6%
Assumed volatility	27.0%	26.5%	29.9%
Assumed dividend yield	2.4%	2.2%	3.1%
Assumed lives of options	6 years	6 years	6 years

Fiscal 2022 Form 10-K	59

The following table presents a summary of stock option activity by number of shares and weighted average exercise price during fiscal 2022:

shares in thousands	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,641	$150.30
Granted	302	316.09
Exercised	(292)	98.66
Forfeited	(25)	238.56
Outstanding at end of year	3,626	167.66
The following table presents the total intrinsic value of stock options exercised:

in millions	Fiscal	Fiscal	Fiscal
	2022	2021	2020
Total intrinsic value of stock options exercised	$61	$237	$217
The following table presents details regarding outstanding and exercisable stock options at January 29, 2023:

shares in thousands, dollars in millions, except for per share amounts	Number of Shares	Intrinsic Value	Weighted Average Remaining Life	Weighted Average Exercise Price
Outstanding	3,626	$541	4.6 years	$167.66
Exercisable	2,448	457	3.2 years	130.00
Shares of common stock issued from stock option exercises may be issued from authorized and unissued common stock or treasury stock.
Restricted Stock and Performance Share Awards. Restrictions on the restricted stock issued under the Plans generally lapse over various periods up to five years. At the grant date of the award, recipients of restricted stock are granted voting rights and generally receive dividends on unvested shares, paid in the form of cash on each dividend payment date. Dividends paid on unvested shares were immaterial for fiscal 2022, fiscal 2021, and fiscal 2020. Additionally, the majority of our restricted stock awards may become non-forfeitable upon the associate’s attainment of age 60, provided the associate has had five years of continuous service.
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

Fiscal 2022 Form 10-K	60

The following table presents a summary of restricted stock, performance shares, and restricted stock unit activity during fiscal 2022:

shares in thousands	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	3,709	$218.60
Granted	1,441	304.57
Vested	(1,516)	191.82
Forfeited	(275)	260.13
Nonvested at end of year	3,359	261.66
The following table presents the total fair value of restricted stock, performance shares, and restricted stock units vested:

in millions	Fiscal	Fiscal	Fiscal
	2022	2021	2020
Total fair value vested	$479	$405	$271
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
The following table presents deferred shares granted to non-employee directors:

	Fiscal	Fiscal	Fiscal
	2022	2021	2020
Deferred shares granted to non-employee directors	19,000	15,000	18,000
Employee Stock Purchase Plans
We maintain two ESPPs: a U.S. and a non-U.S. plan. The plan for U.S. associates is a tax-qualified plan under Section 423 of the Internal Revenue Code. The non-U.S. plan is not a Section 423 plan. At January 29, 2023, there were approximately 16 million shares available under the U.S. plan and approximately 18 million shares available under the non-U.S. plan. The purchase price of shares under the ESPPs is equal to 85% of the stock’s fair market value on the last day of the purchase period, which is a six-month period ending on December 31 and June 30 of each year. During fiscal 2022, there were approximately 1 million shares purchased under the ESPPs at an average price of $247.86. Under the outstanding ESPPs at January 29, 2023, associates have contributed $22 million to purchase shares at 85% of the stock’s fair market value on the last day of the current purchase period, June 30, 2023.
9.EMPLOYEE BENEFIT PLANS
We maintain active defined contribution retirement plans for our associates (the “Benefit Plans”). All associates satisfying certain service requirements are eligible to participate in the Benefit Plans. We make cash contributions each payroll period up to specified percentages of associates’ contributions as approved by our Board of Directors.
We also maintain the Restoration Plans to provide certain associates deferred compensation that they would have received under the Benefit Plans as a matching contribution if not for the maximum compensation limits under the Internal Revenue Code. We fund the Restoration Plans through contributions made to grantor trusts, which are then used to purchase shares of our common stock in the open market.
The following table presents our contributions to the Benefit Plans and the Restoration Plans:

in millions	Fiscal	Fiscal	Fiscal
	2022	2021	2020
Contributions to the Benefit Plans and the Restoration Plans	$280	$278	$267
At January 29, 2023, the Benefit Plans and the Restoration Plans held a total of 5.3 million shares of our common stock in trusts for plan participants.

Fiscal 2022 Form 10-K	61

10.WEIGHTED AVERAGE COMMON SHARES
The following table presents the reconciliation of our basic to diluted weighted average common shares:

in millions	Fiscal	Fiscal	Fiscal
	2022	2021	2020
Basic weighted average common shares	1,022	1,054	1,074
Effect of potentially dilutive securities (1)	3	4	4
Diluted weighted average common shares	1,025	1,058	1,078

Anti-dilutive securities excluded from diluted weighted average common shares	1	—	—
—————
(1) Represents the dilutive impact of stock-based awards.
11.COMMITMENTS AND CONTINGENCIES
At January 29, 2023, we had outstanding letters of credit totaling $486 million, primarily related to certain business transactions, including insurance programs, trade contracts, and construction contracts.
We are involved in litigation arising in the normal course of business. In management’s opinion, any such litigation is not expected to have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.
12. HD SUPPLY ACQUISITION
On November 16, 2020, we announced that we entered into a definitive agreement to acquire HD Supply, a leading national distributor of MRO products to multifamily, hospitality, healthcare, and government housing facilities, among others. Under the terms of the merger agreement, a subsidiary of Home Depot made a cash tender offer to purchase all outstanding shares of the common stock of HD Supply Holdings, Inc., the ultimate parent entity of HD Supply, for $56 per share, and the acquisition was completed on December 24, 2020. The acquisition was funded through cash on hand, a portion of which was replaced with the proceeds from our issuance of $3.0 billion of senior notes in January 2021.
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
The total purchase consideration of $8.7 billion, less cash acquired of $912 million, resulted in a net cash outflow of $7.8 billion on the consolidated statement of cash flows in fiscal 2020.
Net sales and net earnings for fiscal 2020 attributable to HD Supply after the completion of the acquisition were immaterial. Pro forma results of operations would not be materially different as a result of the acquisition and therefore are not presented.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not applicable.

Fiscal 2022 Form 10-K	62

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
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 29, 2023 based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of January 29, 2023 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
The effectiveness of our internal control over financial reporting as of January 29, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
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
Except as described above, there were no other changes in our internal control over financial reporting during the fiscal quarter ended January 29, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Fiscal 2022 Form 10-K	63

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors
The Home Depot, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited The Home Depot, Inc. and subsidiaries' (the Company) internal control over financial reporting as of January 29, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 29, 2023 and January 30, 2022, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 29, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated March 15, 2023 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Atlanta, Georgia
March 15, 2023

Fiscal 2022 Form 10-K	64

Item 9B. Other Information.
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item, other than the information regarding the executive officers set forth below, is incorporated by reference to the sections entitled “Election of Directors,” “Corporate Governance,” “General,” and “Audit Committee Report” in our Proxy Statement for the 2023 Annual Meeting of Shareholders (“Proxy Statement”).
Executive officers are appointed by, and serve at the pleasure of, the Board of Directors. Our executive officers are as follows:
WILLIAM D. BASTEK, age 56, has been Executive Vice President – Merchandising, since March 2023. From January 2019 to March 2023, Mr. Bastek served as Senior Vice President of Merchandising, Hardlines for the Company, responsible for merchandising and marketing strategies for hardware and garden. Prior to that role, he was Merchandising Vice President of hardware and tools from December 2013 to January 2019. Mr. Bastek began his career in 1989 at HD Supply, formerly known as Maintenance Warehouse, which was originally acquired by the Company in 1997. Mr. Bastek has served in various roles of increasing responsibility, including Global Product Merchant, Senior Merchant, Divisional Merchandise Manager and Merchandising Vice President for building materials.
ANN-MARIE CAMPBELL, age 57, has been Executive Vice President – U.S. Stores and International Operations since October 2020. From February 2016 to October 2020, she served as Executive Vice President – U.S. Stores, from January 2009 to February 2016, she served as Division President of the Southern Division, and from December 2005 to January 2009, she served as Vice President – Vendor Services. Ms. Campbell began her career with The Home Depot in 1985 as a cashier and has held roles of increasing responsibility since she joined the Company, including vice president roles in the Company’s operations, merchandising, and marketing departments. She serves as a director of Workday, Inc., a financial and human capital management software vendor.
MATTHEW A. CAREY, age 58, has been Executive Vice President – Customer Experience since April 2022. He served as Executive Vice President and Chief Information Officer from September 2008 to April 2022. From January 2006 through August 2008, he served as Senior Vice President and Chief Technology Officer at eBay Inc., an online commerce platform. Mr. Carey was previously with Wal-Mart Stores, Inc., a general merchandise retailer, from June 1985 to December 2005. His final position with Wal-Mart was Senior Vice President and Chief Technology Officer. He serves as a director of Chipotle Mexican Grill, Inc., which owns and operates restaurants in the U.S. and internationally.
JOHN DEATON, age 49, has been Executive Vice President – Supply Chain & Product Development since November 2021. From April 2021 to October 2021, he served as Senior Vice President – Operations, from May 2017 to April 2021, he served as Senior Vice President – Supply Chain, from July 2011 to April 2017 he served as Senior Vice President – Brand and Product Development, and from April 2007 to June 2011 he served as Vice President – Supply Chain.
EDWARD P. DECKER, age 60, has served as our Chair since October 2022, and as our President and Chief Executive Officer since March 2022. He served as our President and Chief Operating Officer from October 2020 through February 2022. From August 2014 to October 2020, he served as Executive Vice President – Merchandising, and from October 2006 through July 2014, he served as Senior Vice President – Retail Finance, Pricing Analytics, and Assortment Planning. Mr. Decker joined The Home Depot in 2000 and held various strategic planning roles, including serving as Vice President – Strategic Business Development from November 2002 to April 2006 and Senior Vice President – Strategic Business and Asset Development from April 2006 to September 2006. Prior to joining the Company, Mr. Decker held various positions in strategic planning, business development, finance, and treasury at Kimberly-Clark Corp. and Scott Paper Co., both of which are consumer products companies.

Fiscal 2022 Form 10-K	65

TIMOTHY A. HOURIGAN, age 66, has been Executive Vice President – Human Resources since June 2017. From February 2016 through June 2017, he served as Division President of the Southern Division. Prior to his role as Division President, Mr. Hourigan served in various human resources roles with the Company, including Vice President – Human Resources, U.S. Stores and Operations from September 2013 to February 2016; Vice President – Compensation and Benefits from February 2007 to September 2013; and Vice President – Human Resources from July 2002 to February 2007.
RICHARD V. McPHAIL, age 52, has been Executive Vice President and Chief Financial Officer since September 2019. From August 2017 through August 2019, he served as Senior Vice President, Finance Control and Administration of the Company, and was responsible for enterprise financial reporting and operations, financial planning and analysis, treasury, payments, tax, and international financial operations. From August 2014 to September 2017, he served as Senior Vice President, Finance, with responsibility for U.S. Retail finance, strategic and financial planning, and business development activity. Mr. McPhail served as Senior Vice President, Global FP&A, Strategy, and New Business Development, from March 2013 to August 2014; Vice President, Strategic Business Development, from January 2007 to March 2013; and director of Strategic Business Development from May 2005 to January 2007. Prior to joining the Company in 2005, Mr. McPhail served as executive vice president of corporate finance for Marconi Corporation plc in London, England. Prior to Marconi, Mr. McPhail held positions with Wachovia Securities and Arthur Andersen.
HECTOR PADILLA, age 48, has been Executive Vice President – Outside Sales & Service since May 2021. He previously served as Division President of the Southern Division from June 2017 to May 2021, and Senior Vice President – Operations from November 2014 to June 2017. Mr. Padilla began his career with The Home Depot in 1994 as a store associate and has held roles of increasing responsibility since he joined the Company, serving in various management roles with oversight of field operations and services.
TERESA WYNN ROSEBOROUGH, age 64, has been Executive Vice President, General Counsel and Corporate Secretary since November 2011. From April 2006 through November 2011, Ms. Roseborough served in several legal positions with MetLife, Inc., a provider of insurance and other financial services, including Senior Chief Counsel – Compliance & Litigation and most recently as Deputy General Counsel. Prior to joining MetLife, Ms. Roseborough was a partner with the law firm Sutherland Asbill & Brennan LLP from February 1996 through March 2006 and a Deputy Assistant Attorney General in the Office of Legal Counsel of the United States Department of Justice from January 1994 through February 1996. Ms. Roseborough serves as a director of The Hartford Financial Services Group, Inc., an investment and insurance company.
FAHIM SIDDIQUI, age 56, has been Executive Vice President and Chief Information Officer since April 2022. He previously served as Senior Vice President of Information Technology from December 2018 to April 2022. Before joining The Home Depot, Mr. Siddiqui served as Senior Vice President and Chief Information Officer – eCommerce and Digital at Staples Inc. from May 2017 through November 2018. Prior to that role, he served in various technology, product and engineering leadership roles in the retail, energy and telecom sectors.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the sections entitled “Executive Compensation,” “Director Compensation,” and “Leadership Development and Compensation Committee Report” in our Proxy Statement; provided that the section entitled “Executive Compensation – Pay Versus Performance” in our Proxy Statement is not incorporated herein by reference.
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

Fiscal 2022 Form 10-K	66

PART IV
Item 15. Exhibit and Financial Statement Schedules.
The following documents are filed as part of this report:
1. Financial Statements
The following financial statements are set forth in Item 8 hereof:
•Report of Independent Registered Public Accounting Firm (KPMG LLP, Atlanta, GA, Auditor Firm ID: 185);
•Consolidated Balance Sheets as of January 29, 2023 and January 30, 2022;
•Consolidated Statements of Earnings for fiscal 2022, fiscal 2021, and fiscal 2020;
•Consolidated Statements of Comprehensive Income for fiscal 2022, fiscal 2021, and fiscal 2020;
•Consolidated Statements of Stockholders’ Equity for fiscal 2022, fiscal 2021, and fiscal 2020;
•Consolidated Statements of Cash Flows for fiscal 2022, fiscal 2021, and fiscal 2020; and
•Notes to Consolidated Financial Statements.
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

Exhibit	Description	Reference
2.1	Agreement and Plan of Merger, dated as of November 15, 2020, by and among The Home Depot, Inc., Coronado Acquisition Sub Inc. and HD Supply Holdings, Inc.	Form 8-K filed November 18, 2020, Exhibit 2.1
3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc.	Form 10-Q for the fiscal quarter ended July 31, 2011, Exhibit 3.1
3.2	By-Laws of The Home Depot, Inc. (Amended and Restated Effective February 23, 2023)	Form 8-K filed February 28, 2023, Exhibit 3.2
4.1	Indenture, dated as of May 4, 2005, between The Home Depot, Inc. and The Bank of New York Mellon Trust Company, N.A. (fka The Bank of New York Trust Company, N.A.), as Trustee	Form S-3 (File No. 333-124699) filed May 6, 2005, Exhibit 4.1
4.2	Indenture, dated as of August 24, 2012, between The Home Depot, Inc. and Deutsche Bank Trust Company Americas, as Trustee	Form S-3 (File No. 333-183621) filed August 29, 2012, Exhibit 4.3
4.3	Form of 5.875% Senior Note due December 16, 2036	Form 8-K filed December 19, 2006, Exhibit 4.3
4.4	Form of 5.40% Senior Note due September 15, 2040	Form 8-K filed September 10, 2010, Exhibit 4.2
4.5	Form of 5.95% Senior Note due April 1, 2041	Form 8-K filed March 31, 2011, Exhibit 4.2
4.6	Form of 2.700% Senior Note due April 1, 2023	Form 8-K filed April 5, 2013, Exhibit 4.2
4.7	Form of 4.200% Senior Note due April 1, 2043	Form 8-K filed April 5, 2013, Exhibit 4.3
4.8	Form of 3.750% Senior Note due February 15, 2024	Form 8-K filed September 10, 2013, Exhibit 4.3
4.9	Form of 4.875% Senior Note due February 15, 2044	Form 8-K filed September 10, 2013, Exhibit 4.4
4.10	Form of 4.40% Senior Note due March 15, 2045	Form 8-K filed June 12, 2014, Exhibit 4.3

Fiscal 2022 Form 10-K	67

Exhibit		Description	Reference
4.11		Form of 4.250% Senior Note due April 1, 2046	Form 8-K filed June 2, 2015, Exhibit 4.3
4.12		Form of 3.35% Note due September 15, 2025	Form 8-K filed September 15, 2015, Exhibit 4.3
4.13		Form of 3.000% Senior Note due April 1, 2026	Form 8-K filed February 12, 2016, Exhibit 4.3
4.14		Form of 4.250% Senior Note due April 1, 2046	Form 8-K filed February 12, 2016, Exhibit 4.4
4.15		Form of 2.125% Note due September 15, 2026	Form 8-K filed September 15, 2016, Exhibit 4.2
4.16		Form of 3.500% Note due September 15, 2056	Form 8-K filed September 15, 2016, Exhibit 4.3
4.17		Form of 3.900% Note due June 15, 2047	Form 8-K filed June 5, 2017, Exhibit 4.4
4.18		Form of 2.800% Note due September 14, 2027	Form 8-K filed September 14, 2017, Exhibit 4.2
4.19		Form of 3.900% Note due December 6, 2028	Form 8-K filed December 6, 2018, Exhibit 4.4
4.20		Form of 4.500% Note due December 6, 2048	Form 8-K filed December 6, 2018, Exhibit 4.5
4.21		Form of 2.950% Note due June 15, 2029	Form 8-K filed June 17, 2019, Exhibit 4.2
4.22		Form of 3.900% Note due June 15, 2047	Form 8-K filed June 17, 2019, Exhibit 4.3
4.23		Form of 2.950% Note due June 15, 2029	Form 8-K filed January 13, 2020, Exhibit 4.2
4.24		Form of 3.125% Note due December 15, 2049	Form 8-K filed January 13, 2020, Exhibit 4.3
4.25		Form of 2.500% Note due April 15, 2027	Form 8-K filed March 30, 2020, Exhibit 4.2
4.26		Form of 2.700% Note due April 15, 2030	Form 8-K filed March 30, 2020, Exhibit 4.3
4.27		Form of 3.300% Note due April 15, 2040	Form 8-K filed March 30, 2020, Exhibit 4.4
4.28		Form of 3.350% Note due April 15, 2050	Form 8-K filed March 30, 2020, Exhibit 4.5
4.29		Form of 0.900% Note due March 15, 2028	Form 8-K filed January 7, 2021, Exhibit 4.2
4.30		Form of 1.375% Note due March 15, 2031	Form 8-K filed January 7, 2021, Exhibit 4.3
4.31		Form of 2.375% Note due March 15, 2051	Form 8-K filed January 7, 2021, Exhibit 4.4
4.32		Form of 1.500% Note due September 15, 2028	Form 8-K filed September 21, 2021, Exhibit 4.2
4.33		Form of 1.875% Note due September 15, 2031	Form 8-K filed September 21, 2021, Exhibit 4.3
4.34		Form of 2.750% Note due September 15, 2051	Form 8-K filed September 21, 2021, Exhibit 4.4
4.35		Form of 2.700% Note due April 15, 2025	Form 8-K filed March 28, 2022, Exhibit 4.2
4.36		Form of 2.875% Note due April 15, 2027	Form 8-K filed March 28, 2022, Exhibit 4.3
4.37		Form of 3.250% Note due April 15, 2032	Form 8-K filed March 28, 2022, Exhibit 4.4
4.38		Form of 3.625% Note due April 15, 2052	Form 8-K filed March 28, 2022, Exhibit 4.5
4.39		Form of 4.000% Note due September 15, 2025	Form 8-K filed September 19, 2022, Exhibit 4.2
4.40		Form of 4.500% Note due September 15, 2032	Form 8-K filed September 19, 2022, Exhibit 4.3
4.41		Form of 4.950% Note due September 15, 2052	Form 8-K filed September 19, 2022, Exhibit 4.4
4.42		Description of Securities	Form 10-K for the fiscal year ended February 2, 2020, Exhibit 4.33
10.1	†	The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan	Form 10-Q for the fiscal quarter ended August 4, 2002, Exhibit 10.1
10.2	†	Form of Executive Employment Death Benefit Agreement	Form 10-K for the fiscal year ended February 3, 2013, Exhibit 10.2
10.3	†	The Home Depot Deferred Compensation Plan for Officers (As Amended and Restated Effective January 1, 2008)	Form 8-K filed August 20, 2007, Exhibit 10.1
10.4	†	Amendment No. 1 to The Home Depot Deferred Compensation Plan for Officers (As Amended and Restated Effective January 1, 2008)	Form 10-K for the fiscal year ended January 31, 2010, Exhibit 10.4
10.5	†	Amendment No. 2 to The Home Depot Deferred Compensation Plan for Officers (As Amended and Restated Effective January 1, 2008)	Form 10-K for the fiscal year ended January 31, 2021, Exhibit 10.5
10.6	†	The Home Depot, Inc. Omnibus Stock Incentive Plan, as Amended and Restated May 19, 2022	Form 10-Q for the fiscal quarter ended July 31, 2022, Exhibit 10.1

Fiscal 2022 Form 10-K	68

Exhibit		Description	Reference
10.7	†	The Home Depot FutureBuilder Restoration Plan	Form 8-K filed August 20, 2007, Exhibit 10.2
10.8	†	Amendment No.1 to The Home Depot FutureBuilder Restoration Plan	Form 10-K for the fiscal year ended February 2, 2014, Exhibit 10.8
10.9	*†	HD Supply Restoration Plan
10.10	†	The Home Depot, Inc. Nonemployee Directors’ Deferred Stock Compensation Plan	Form 8-K filed August 20, 2007, Exhibit 10.3
10.11	†	The Home Depot Amended and Restated Management Incentive Plan (effective January 31, 2022)	Form 8-K filed May 24, 2022, Exhibit 10.1
10.12	†	The Home Depot, Inc. Amended and Restated Employee Stock Purchase Plan, as amended and restated effective July 1, 2012	Form 10-Q for the fiscal quarter ended April 29, 2012, Exhibit 10.1
10.13	†	Form of Executive Officer Restricted Stock Award Pursuant to The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan	Form 10-Q for the fiscal quarter ended October 31, 2004, Exhibit 10.1
10.14	†	Form of Deferred Share Award (Nonemployee Director) Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan	Form 8-K filed November 15, 2007, Exhibit 10.1
10.15	†	Form of Equity Award Terms and Conditions Agreement Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan	Form 8-K filed March 2, 2011, Exhibit 10.1
10.16	†	Form of Executive Officer Equity Award Terms and Conditions Agreement Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed March 6, 2013, Exhibit 10.1
10.17	†	Form of Executive Officer Equity Award Agreement (Nonqualified Stock Option) Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed March 8, 2016, Exhibit 10.1
10.18	†	Form of Executive Officer Equity Award Agreement (Performance Based Restricted Stock) Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed March 8, 2016, Exhibit 10.2
10.19	†	Form of Deferred Share Award (Nonemployee Director) Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan	Form 10-K for the fiscal year ended January 29, 2017, Exhibit 10.21
10.20	†	Form of Executive Officer Equity Award Agreement (Performance Based Restricted Stock) Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed February 28, 2018, Exhibit 10.2
10.21	†	Form of Executive Officer Equity Award Agreement (Nonqualified Stock Option) Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed February 28, 2018, Exhibit 10.3
10.22	†	Form of Executive Officer Equity Award Agreement (Performance-Based Restricted Stock) Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed March 4, 2019, Exhibit 10.2
10.23	†	Form of Executive Officer Equity Award Agreement (Nonqualified Stock Option) Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed March 4, 2019, Exhibit 10.3

Fiscal 2022 Form 10-K	69

Exhibit		Description	Reference
10.24	†	Form of Executive Officer Equity Award Agreement Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed March 2, 2020, Exhibit 10.1
10.25	†	Form of Executive Officer Restricted Stock and Stock Option Award Agreement Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 10-Q for the fiscal quarter ended November 1, 2020, Exhibit 10.4
10.26	†	Form of Executive Officer Equity Award Agreement Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed March 1, 2021, Exhibit 10.1
10.27	†
Form of Executive Officer Equity Award Agreement (Performance Shares, Performance-Based Restricted Stock and Nonqualified Stock Options) Pursuant to The Home Depot, Inc. Omnibus Stock Incentive Plan, as Amended and Restated May 19, 2022
Form 8-K filed May 24, 2022, Exhibit 10.2
10.28	†	Form of Executive Officer Equity Award Agreement (Restricted Stock and Nonqualified Stock Options) Pursuant to The Home Depot, Inc. Omnibus Stock Incentive Plan, as Amended and Restated May 19, 2022	Form 8-K filed May 24, 2022, Exhibit 10.3
10.29	†	Form of Nonemployee Director Deferred Share Award Agreement Pursuant to The Home Depot, Inc. Omnibus Stock Incentive Plan, as Amended and Restated May 19, 2022	Form 8-K filed May 24, 2022, Exhibit 10.4
10.30	†	Employment Arrangement between Edward P. Decker and The Home Depot, Inc., dated February 24, 2022	Form 10-Q for the fiscal quarter ended May 1, 2022, Exhibit 10.1
10.31	†	Employment Arrangement between Richard V. McPhail and The Home Depot, Inc., dated October 1, 2020	Form 10-Q for the fiscal quarter ended November 1, 2020, Exhibit 10.1
10.32	†	Employment Arrangement between Craig A. Menear and The Home Depot, Inc., dated October 16, 2014	Form 10-Q for the fiscal quarter ended November 2, 2014, Exhibit 10.2
10.33	†	Employment Arrangement between Craig A. Menear and The Home Depot, Inc., dated February 24, 2022	Form 10-Q for the fiscal quarter ended May 1, 2022, Exhibit 10.2
10.34	†	Employment Arrangement between Ann-Marie Campbell and The Home Depot, Inc., dated October 1, 2020	Form 10-Q for the fiscal quarter ended November 1, 2020, Exhibit 10.3
10.35	*†	Employment Arrangement between Jeff Kinnaird and The Home Depot, Inc., dated October 1, 2020
10.36	†	Employment Arrangement between Matthew A. Carey and The Home Depot, Inc., dated April 19, 2022	Form 10-Q for the fiscal quarter ended May 1, 2022, Exhibit 10.3
21	*	List of Subsidiaries of the Company
23	*	Consent of Independent Registered Public Accounting Firm
31.1	*	Certification of the Chair, President and Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	*	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a)
32.1	‡	Certification of the Chair, President and Chief Executive Officer furnished pursuant Section 906 of the Sarbanes-Oxley Act of 2002

Fiscal 2022 Form 10-K	70

Exhibit		Description	Reference
32.2	‡	Certification of Executive Vice President and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
—————
†    Management contract or compensatory plan or arrangement
*    Filed herewith
‡    Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of the SEC’s Regulation S-K
Item 16. Form 10-K Summary.
None.

Fiscal 2022 Form 10-K	71

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HOME DEPOT, INC. (Registrant)

By:	/s/ EDWARD P. DECKER
Edward P. Decker, Chair, President and Chief Executive Officer

Date:	March 15, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 15, 2023.

Signature	Title

/s/ EDWARD P. DECKER	Chair, President and Chief Executive Officer (Principal Executive Officer)
Edward P. Decker

/s/ RICHARD V. MCPHAIL	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Richard V. McPhail

/s/ STEPHEN L. GIBBS	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)
Stephen L. Gibbs

/s/ GERARD J. ARPEY	Director
Gerard J. Arpey

/s/ ARI BOUSBIB	Director
Ari Bousbib

/s/ JEFFERY H. BOYD	Director
Jeffery H. Boyd

/s/ GREGORY D. BRENNEMAN	Director
Gregory D. Brenneman

/s/ J. FRANK BROWN	Director
J. Frank Brown

/s/ ALBERT P. CAREY	Director
Albert P. Carey

/s/ LINDA R. GOODEN	Director
Linda R. Gooden

/s/ WAYNE M. HEWETT	Director
Wayne M. Hewett

/s/ MANUEL KADRE	Director
Manuel Kadre

/s/ STEPHANIE C. LINNARTZ	Director
Stephanie C. Linnartz

/s/ PAULA A. SANTILLI	Director
Paula A. Santilli

/s/ CARYN SEIDMAN-BECKER	Director
Caryn Seidman-Becker

Fiscal 2022 Form 10-K	72