Form 10-Q
period 2023-04-30
HOME DEPOT, INC.
filed 2023-05-23
CIK 354950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2023
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
1,005,376,130 shares of common stock, $0.05 par value, outstanding as of May 16, 2023

Fiscal Q1 2023 Form 10-Q	i

COMMONLY USED OR DEFINED TERMS

Term	Definition
ASU	Accounting Standards Update
Comparable sales	As defined in the Results of Operations section of MD&A
Exchange Act	Securities Exchange Act of 1934, as amended
ESG	Environmental, social, and governance
FASB	Financial Accounting Standards Board
fiscal 2022	Fiscal year ended January 29, 2023
fiscal 2023	Fiscal year ending January 28, 2024
GAAP	U.S. generally accepted accounting principles
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
NOPAT	Net operating profit after tax
Restoration Plans	Home Depot FutureBuilder Restoration Plan and HD Supply Restoration Plan
ROIC	Return on invested capital
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SG&A	Selling, general and administrative
2022 Form 10-K	Annual Report on Form 10-K for fiscal 2022 as filed with the SEC on March 15, 2023

Fiscal Q1 2023 Form 10-Q	ii

FORWARD-LOOKING STATEMENTS
Certain statements contained herein, as well as in other filings we make with the SEC and other written and oral information we release, regarding our performance or other events or developments in the future constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may relate to, among other things, the demand for our products and services; net sales growth; comparable sales; the effects of competition; our brand and reputation; implementation of store, interconnected retail, supply chain and technology initiatives; inventory and in-stock positions; the state of the economy; the state of the housing and home improvement markets; the state of the credit markets, including mortgages, home equity loans, and consumer credit; the impact of tariffs; issues related to the payment methods we accept; demand for credit offerings; management of relationships with our associates, potential associates, suppliers and service providers; cost and availability of labor; costs of fuel and other energy sources; international trade disputes, natural disasters, climate change, public health issues, cybersecurity events, military conflicts or acts of war, supply chain disruptions, and other business interruptions that could compromise data privacy or disrupt operation of our stores, distribution centers and other facilities, our ability to operate or access communications, financial or banking systems, or supply or delivery of, or demand for, our products or services; our ability to address expectations regarding ESG matters and meet ESG goals; continuation or suspension of share repurchases; net earnings performance; earnings per share; future dividends; capital allocation and expenditures; liquidity; return on invested capital; expense leverage; changes in interest rates; changes in foreign currency exchange rates; commodity or other price inflation and deflation; our ability to issue debt on terms and at rates acceptable to us; the impact and expected outcome of investigations, inquiries, claims, and litigation, including compliance with related settlements; the challenges of international operations; the adequacy of insurance coverage; the effect of accounting charges; the effect of adopting certain accounting standards; the impact of legal and regulatory changes, including changes to tax laws and regulations; store openings and closures; financial outlook; and the impact of acquired companies on our organization and the ability to recognize the anticipated benefits of any acquisitions.
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

Fiscal Q1 2023 Form 10-Q	iii

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
THE HOME DEPOT, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

in millions, except per share data	April 30, 2023	January 29, 2023
Assets
Current assets:
Cash and cash equivalents	$1,260	$2,757
Receivables, net	4,213	3,317
Merchandise inventories	25,371	24,886
Other current assets	1,579	1,511
Total current assets	32,423	32,471
Net property and equipment	25,674	25,631
Operating lease right-of-use assets	6,931	6,941
Goodwill	7,447	7,444
Other assets	3,911	3,958
Total assets	$76,386	$76,445

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$12,630	$11,443
Accrued salaries and related expenses	1,931	1,991
Sales taxes payable	683	528
Deferred revenue	3,119	3,064
Income taxes payable	1,054	50
Current installments of long-term debt	1,338	1,231
Current operating lease liabilities	966	945
Other accrued expenses	3,725	3,858
Total current liabilities	25,446	23,110
Long-term debt, excluding current installments	40,915	41,962
Long-term operating lease liabilities	6,209	6,226
Deferred income taxes	954	1,019
Other long-term liabilities	2,500	2,566
Total liabilities	76,024	74,883
Contingencies (Note 8)
Common stock, par value $0.05; authorized: 10,000 shares; issued: 1,795 shares at April 30, 2023 and 1,794 shares at January 29, 2023; outstanding: 1,007 shares at April 30, 2023 and 1,016 shares at January 29, 2023	90	90
Paid-in capital	12,584	12,592
Retained earnings	78,651	76,896
Accumulated other comprehensive loss	(637)	(718)
Treasury stock, at cost, 788 shares at April 30, 2023 and 778 shares at January 29, 2023	(90,326)	(87,298)
Total stockholders’ equity	362	1,562
Total liabilities and stockholders’ equity	$76,386	$76,445
—————
See accompanying notes to consolidated financial statements.

Fiscal Q1 2023 Form 10-Q	1

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended
in millions, except per share data	April 30, 2023	May 1, 2022
Net sales	$37,257	$38,908
Cost of sales	24,700	25,763
Gross profit	12,557	13,145
Operating expenses:
Selling, general and administrative	6,355	6,610
Depreciation and amortization	651	606
Total operating expenses	7,006	7,216
Operating income	5,551	5,929
Interest and other (income) expense:
Interest income and other, net	(33)	(3)
Interest expense	474	372
Interest and other, net	441	369
Earnings before provision for income taxes	5,110	5,560
Provision for income taxes	1,237	1,329
Net earnings	$3,873	$4,231

Basic weighted average common shares	1,010	1,030
Basic earnings per share	$3.83	$4.11

Diluted weighted average common shares	1,013	1,034
Diluted earnings per share	$3.82	$4.09
—————
See accompanying notes to consolidated financial statements.

Fiscal Q1 2023 Form 10-Q	2

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
in millions	April 30, 2023	May 1, 2022
Net earnings	$3,873	$4,231
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	79	20
Cash flow hedges	2	1
Total other comprehensive income (loss), net of tax	81	21
Comprehensive income	$3,954	$4,252
—————
See accompanying notes to consolidated financial statements.

Fiscal Q1 2023 Form 10-Q	3

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended
in millions	April 30, 2023	May 1, 2022
Common Stock:
Balance at beginning of period	$90	$90
Shares issued under employee stock plans, net	—	—
Balance at end of period	90	90

Paid-in Capital:
Balance at beginning of period	12,592	12,132
Shares issued under employee stock plans, net	(119)	(154)
Stock-based compensation expense	111	101
Balance at end of period	12,584	12,079

Retained Earnings:
Balance at beginning of period	76,896	67,580
Net earnings	3,873	4,231
Cash dividends	(2,118)	(1,962)
Balance at end of period	78,651	69,849

Accumulated Other Comprehensive Income (Loss):
Balance at beginning of period	(718)	(704)
Foreign currency translation adjustments, net of tax	79	20
Cash flow hedges, net of tax	2	1
Balance at end of period	(637)	(683)

Treasury Stock:
Balance at beginning of period	(87,298)	(80,794)
Repurchases of common stock	(3,028)	(2,250)
Balance at end of period	(90,326)	(83,044)
Total stockholders' equity (deficit)	$362	$(1,709)
—————
See accompanying notes to consolidated financial statements.

Fiscal Q1 2023 Form 10-Q	4

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
in millions	April 30, 2023	May 1, 2022
Cash Flows from Operating Activities:
Net earnings	$3,873	$4,231
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization	793	727
Stock-based compensation expense	124	115
Changes in receivables, net	(893)	(489)
Changes in merchandise inventories	(457)	(3,226)
Changes in other current assets	(60)	(589)
Changes in accounts payable and accrued expenses	1,158	1,744
Changes in deferred revenue	57	79
Changes in income taxes payable	1,004	1,121
Changes in deferred income taxes	(59)	(44)
Other operating activities	74	120
Net cash provided by operating activities	5,614	3,789

Cash Flows from Investing Activities:
Capital expenditures	(905)	(704)
Other investing activities	2	3
Net cash used in investing activities	(903)	(701)

Cash Flows from Financing Activities:
Repayments of short-term debt, net	—	(1,035)
Proceeds from long-term debt, net of discounts	—	3,957
Repayments of long-term debt	(1,063)	(1,054)
Repurchases of common stock	(2,887)	(2,308)
Proceeds from sales of common stock	15	5
Cash dividends	(2,118)	(1,962)
Other financing activities	(135)	(182)
Net cash used in financing activities	(6,188)	(2,579)
Change in cash and cash equivalents	(1,477)	509
Effect of exchange rate changes on cash and cash equivalents	(20)	(8)
Cash and cash equivalents at beginning of period	2,757	2,343
Cash and cash equivalents at end of period	$1,260	$2,844

Supplemental Disclosures:
Cash paid for interest, net of interest capitalized	$596	$415
Cash paid for income taxes	185	213
—————
See accompanying notes to consolidated financial statements.

Fiscal Q1 2023 Form 10-Q	5

THE HOME DEPOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
The Home Depot, Inc., together with its subsidiaries (the “Company,” “Home Depot,” “we,” “our” or “us”), is a home improvement retailer that sells a wide assortment of building materials, home improvement products, lawn and garden products, décor items, and facilities maintenance, repair and operations products, in stores and online. We also provide a number of services, including home improvement installation services and tool equipment rental. We operate in the U.S. (including the Commonwealth of Puerto Rico and the territories of the U.S. Virgin Islands and Guam), Canada, and Mexico, each representing one of our three operating segments, which we aggregate into one reportable segment due to the similar nature of their operations and economic characteristics.
Basis of Presentation
The accompanying consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2022 Form 10-K.
There were no significant changes to our significant accounting policies as disclosed in the 2022 Form 10-K.
Recently Adopted Accounting Pronouncements
ASU No. 2022-04. In September 2022, the FASB issued ASU No. 2022-04, “Liabilities—Supplier Finance Programs (Topic 405-50) - Disclosure of Supplier Finance Program Obligations,” to enhance the transparency of supplier finance programs used by an entity in connection with the purchase of goods and services. The standard requires entities that use supplier finance programs to disclose the key terms, including a description of payment terms, the confirmed amount outstanding under the program at the end of each reporting period, a description of where those obligations are presented on the balance sheet, and an annual rollforward, including the amount of obligations confirmed and the amount paid during the period. The guidance does not affect the recognition, measurement, or financial statement presentation of obligations covered by supplier finance programs. ASU No. 2022-04 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the required rollforward information, which is effective for fiscal years beginning after December 15, 2023. On January 30, 2023, we adopted ASU No. 2022-04 with no impact to our consolidated financial condition, results of operations, or cash flows.
We have a supplier finance program whereby we have entered into payment processing agreements with several financial institutions. Under these agreements, the financial institutions act as our paying agents with respect to accounts payable due to certain suppliers. Participating suppliers may, at their sole discretion, elect to receive payment for one or more of our payment obligations, prior to their scheduled due dates, at a discounted price from participating financial institutions. We are not a party to the agreements between the participating financial institutions and the suppliers in connection with the program, and our rights and obligations to our suppliers are not impacted. We do not reimburse suppliers for any costs they incur for participation in the program. We have not pledged any assets as security or provided any guarantees as part of the program. We have no economic interest in our suppliers’ decision to participate in the program. Our responsibility is limited to making payment to the respective financial institution according to the terms originally negotiated with the supplier, regardless of whether the supplier elects to receive early payment from the financial institution.
The payment terms we negotiate with our suppliers are consistent, irrespective of whether a supplier participates in the program. Our current payment terms with a majority of our suppliers generally range from 30 to 60 days, which we deem to be commercially reasonable. Our outstanding payment obligations under our supplier finance program were $334 million at April 30, 2023, and $480 million at January 29, 2023 and are recorded within accounts payable on the consolidated balance sheets. The associated payments are included in operating activities within the consolidated statements of cash flows.

Fiscal Q1 2023 Form 10-Q	6

Recently Issued Accounting Pronouncements
There were no significant changes in recently issued accounting pronouncements pending adoption from those disclosed in the 2022 Form 10-K. Recent accounting pronouncements pending adoption not discussed in the 2022 Form 10-K are either not applicable or are not expected to have a material impact on our consolidated financial condition, results of operations or cash flows.
2.NET SALES
The following table presents net sales, classified by geography:

	Three Months Ended
in millions	April 30, 2023	May 1, 2022
Net sales – in the U.S.	$34,507	$36,006
Net sales – outside the U.S.	2,750	2,902
Net sales	$37,257	$38,908
The following table presents net sales by products and services:

	Three Months Ended
in millions	April 30, 2023	May 1, 2022
Net sales – products	$35,888	$37,465
Net sales – services	1,369	1,443
Net sales	$37,257	$38,908
The following table presents major product lines and the related merchandising departments (and related services):

Major Product Line	Merchandising Departments
Building Materials	Building Materials, Electrical/Lighting, Lumber, Millwork, and Plumbing
Décor	Appliances, Décor/Storage, Flooring, Kitchen and Bath, and Paint
Hardlines	Hardware, Indoor Garden, Outdoor Garden, and Tools
The following table presents net sales by major product line (and related services):

	Three Months Ended
in millions	April 30, 2023	May 1, 2022
Building Materials	$14,079	$14,869
Décor	12,251	12,874
Hardlines	10,927	11,165
Net sales	$37,257	$38,908
Deferred Revenue
For products and services sold in stores or online, payment is typically due at the point of sale. When we receive payment from customers before the customer has taken possession of the merchandise or the service has been performed, the amount received is recorded as deferred revenue until the sale or service is complete. Such performance obligations are part of contracts with expected original durations of typically three months or less. As of April 30, 2023 and January 29, 2023, deferred revenue for products and services was $2.1 billion and $2.0 billion, respectively.
We further record deferred revenue for the sale of gift cards and recognize the associated revenue upon the redemption of those gift cards, which generally occurs within six months of gift card issuance. As of April 30, 2023 and January 29, 2023, our performance obligations for unredeemed gift cards were $1.0 billion and $1.1 billion, respectively. Gift card breakage income, which is our estimate of the portion of our outstanding gift card balance not expected to be redeemed, was immaterial during the three months ended April 30, 2023 and May 1, 2022.

Fiscal Q1 2023 Form 10-Q	7

3.PROPERTY AND LEASES
Net Property and Equipment
Net property and equipment includes accumulated depreciation and finance lease amortization of $27.0 billion as of April 30, 2023 and $26.6 billion as of January 29, 2023.
Leases
The following table presents the consolidated balance sheet classification related to operating and finance leases:

in millions	Consolidated Balance Sheet Classification	April 30, 2023	January 29, 2023
Assets:
Operating lease assets	Operating lease right-of-use assets	$6,931	$6,941
Finance lease assets (1)	Net property and equipment	2,879	2,899
Total lease assets		$9,810	$9,840
Liabilities:
Current:
Operating lease liabilities	Current operating lease liabilities	$966	$945
Finance lease liabilities	Current installments of long-term debt	239	231
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	6,209	6,226
Finance lease liabilities	Long-term debt, excluding current installments	3,060	3,054
Total lease liabilities		$10,474	$10,456
—————
(1) Finance lease assets are recorded net of accumulated amortization of $1.1 billion as of April 30, 2023 and $1.2 billion as of January 29, 2023.
The following table presents supplemental non-cash information related to leases:

	Three Months Ended
in millions	April 30, 2023	May 1, 2022
Lease assets obtained in exchange for new operating lease liabilities	$254	$256
Lease assets obtained in exchange for new finance lease liabilities	114	148
4.DEBT AND DERIVATIVE INSTRUMENTS
Short-Term Debt
We have a commercial paper program that allows for borrowings up to $5.0 billion. In connection with our program, we have back-up credit facilities with a consortium of banks for borrowings up to $5.0 billion, which consist of a five-year $3.5 billion credit facility scheduled to expire in July 2027 and a 364-day $1.5 billion credit facility scheduled to expire in July 2023. All of our short-term borrowings in the first three months of fiscal 2023 were under our commercial paper program, and the maximum amount outstanding at any time was $1.5 billion. At April 30, 2023 and January 29, 2023, there were no outstanding borrowings under our commercial paper program.
Long-Term Debt
We did not have any new issuances of senior notes during the first three months of fiscal 2023. In April 2023, we repaid our $1.0 billion 2.70% senior notes at maturity.

Fiscal Q1 2023 Form 10-Q	8

Derivative Instruments and Hedging Activities
We had outstanding interest rate swap agreements with combined notional amounts of $5.4 billion at both April 30, 2023 and January 29, 2023. These agreements are accounted for as fair value hedges that swap fixed for variable rate interest to hedge changes in the fair values of certain senior notes. At April 30, 2023 and January 29, 2023, the fair values of these agreements totaled $740 million and $778 million, respectively, all of which is recognized within other long-term liabilities on the consolidated balance sheets.
All of our interest rate swap agreements designated as fair value hedges meet the shortcut method requirements under GAAP. Accordingly, the changes in the fair values of these agreements offset the changes in the fair value of the hedged long-term debt.
There were no material changes to the other hedging arrangements disclosed in our 2022 Form 10-K, and all related activity was immaterial for the periods presented within this document.
Collateral. We generally enter into master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit our credit risk, we enter into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain derivative instruments exceeds or falls below contractually established thresholds. The cash collateral posted by the Company related to derivative instruments under our collateral security arrangements was $637 million and $634 million as of April 30, 2023 and January 29, 2023, respectively, which was recorded in other current assets on the consolidated balance sheets. We did not hold any cash collateral as of April 30, 2023 or January 29, 2023.
5. STOCKHOLDERS' EQUITY
Stock Rollforward
The following table presents a reconciliation of the number of shares of our common stock outstanding and cash dividends per share:

shares in millions	Three Months Ended
	April 30, 2023	May 1, 2022
Common stock:
Shares at beginning of period	1,794	1,792
Shares issued under employee stock plans, net	1	1
Shares at end of period	1,795	1,793
Treasury stock:
Shares at beginning of period	(778)	(757)
Repurchases of common stock	(10)	(7)
Shares at end of period	(788)	(764)
Shares outstanding at end of period	1,007	1,029

Cash dividends per share	$2.09	$1.90
Share Repurchases
In August 2022, our Board of Directors approved a $15.0 billion share repurchase authorization that replaced the previous authorization of $20.0 billion, which was approved in May 2021. The August 2022 authorization does not have a prescribed expiration date. As of April 30, 2023, $9.5 billion of the $15.0 billion share repurchase authorization remained available.

Fiscal Q1 2023 Form 10-Q	9

The following table presents information about our repurchases of common stock, all of which were completed through open market purchases:

in millions	Three Months Ended
	April 30, 2023	May 1, 2022
Total number of shares repurchased	10	7
Total cost of shares repurchased (1)	$3,028	$2,250
—————
(1) Effective January 1, 2023, the Company’s share repurchases are subject to a 1% excise tax as a result of the Inflation Reduction Act of 2022. Excise taxes incurred on share repurchases represent direct costs of the repurchase and are recorded as a part of the cost basis of the shares within treasury stock.
The cost of shares repurchased may differ from the repurchases of common stock amounts in the consolidated statements of cash flows due to unsettled share repurchases at the end of a period and excise taxes incurred on share repurchases.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the assets and liabilities that are measured at fair value on a recurring basis:

	April 30, 2023	January 29, 2023
in millions	Fair Value (Level 2)	Fair Value (Level 2)
Derivative agreements – assets	$—	$—
Derivative agreements – liabilities	(740)	(778)
Total	$(740)	$(778)
The fair values of our derivative instruments are determined using an income approach and Level 2 inputs, which include the respective interest rate or foreign currency forward curves and discount rates. Our derivative instruments are discussed further in Note 4.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Long-lived assets, goodwill, and other intangible assets are subject to nonrecurring fair value measurement for the assessment of impairment. We did not have any material assets or liabilities that were measured at fair value on a nonrecurring basis during the three months ended April 30, 2023 or May 1, 2022.
Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents, receivables, and accounts payable approximate fair value due to their short-term nature. The following table presents the aggregate fair values and carrying values of our senior notes:

	April 30, 2023		January 29, 2023
in millions	Fair Value (Level 1)	Carrying Value	Fair Value (Level 1)	Carrying Value
Senior notes	$36,992	$38,954	$38,537	$39,908

Fiscal Q1 2023 Form 10-Q	10

7.WEIGHTED AVERAGE COMMON SHARES
The following table presents the reconciliation of our basic to diluted weighted average common shares:

in millions	Three Months Ended
	April 30, 2023	May 1, 2022
Basic weighted average common shares	1,010	1,030
Effect of potentially dilutive securities (1)	3	4
Diluted weighted average common shares	1,013	1,034

Anti-dilutive securities excluded from diluted weighted average common shares	1	1
—————
(1)    Represents the dilutive impact of stock-based awards.
8.CONTINGENCIES
We are involved in litigation arising in the normal course of business. In management’s opinion, any such litigation is not expected to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Fiscal Q1 2023 Form 10-Q	11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
The Home Depot, Inc.:
Results of Review of Interim Financial Information
We have reviewed the consolidated balance sheet of The Home Depot, Inc. and its subsidiaries (the “Company”) as of April 30, 2023, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for the three-month periods ended April 30, 2023 and May 1, 2022, and the related notes (collectively, the “consolidated interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of January 29, 2023, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for the fiscal year then ended (not presented herein); and in our report dated March 15, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 29, 2023, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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

/s/ KPMG LLP
Atlanta, Georgia
May 22, 2023

Fiscal Q1 2023 Form 10-Q	12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion provides an analysis of the Company’s financial condition and results of operations from management's perspective and should be read in conjunction with the consolidated financial statements and related notes included in this report and in the 2022 Form 10-K and with our MD&A included in the 2022 Form 10-K.
EXECUTIVE SUMMARY
The following table presents quarter-to-date highlights of our financial performance:

dollars in millions, except per share data	Three Months Ended
	April 30, 2023	May 1, 2022
Net sales	$37,257	$38,908
Net earnings	3,873	4,231
Diluted earnings per share	$3.82	$4.09

Net cash provided by operating activities	$5,614	$3,789
Proceeds from long-term debt, net of discounts	—	3,957
Repayments of long-term debt	1,063	1,054
We reported net sales of $37.3 billion in the first quarter of fiscal 2023. Net earnings were $3.9 billion, or $3.82 per diluted share.
We opened two new stores in Mexico during the first quarter of fiscal 2023, resulting in a total store count of 2,324 at April 30, 2023. A total of 317 stores, or 13.6%, were located in Canada and Mexico. For the first quarter of fiscal 2023, sales per retail square foot were $592.94. Our inventory turnover ratio was 3.9 times at the end of the first quarter of fiscal 2023, compared to 4.4 times at the end of the first quarter of fiscal 2022. The decrease in our inventory turnover ratio was primarily driven by lower sales on higher average inventory levels during the first quarter of fiscal 2023.
We generated $5.6 billion of cash flow from operations during the first three months of fiscal 2023. This cash flow, together with cash on hand, was used to fund cash payments of $2.9 billion for share repurchases and $2.1 billion for dividends. In addition, we repaid $1.1 billion of long-term debt and funded $905 million in capital expenditures during the first three months of fiscal 2023. In February 2023, we announced a 10% increase in our quarterly cash dividend to $2.09 per share.
Our ROIC for the trailing twelve-month period was 43.6% at the end of the first quarter of fiscal 2023 and 45.3% at the end of the first quarter of fiscal 2022. See the “Non-GAAP Financial Measures” section below for our definition and calculation of ROIC, as well as a reconciliation of NOPAT, a non-GAAP financial measure, to net earnings (the most comparable GAAP financial measure).

Fiscal Q1 2023 Form 10-Q	13

RESULTS OF OPERATIONS
The following table presents the percentage relationship between net sales and major categories in our consolidated statements of earnings.
FISCAL 2023 AND FISCAL 2022 THREE MONTH COMPARISONS

	Three Months Ended
	April 30, 2023		May 1, 2022
dollars in millions	$	% of Net Sales	$	% of Net Sales
Net sales	$37,257		$38,908
Gross profit	12,557	33.7%	13,145	33.8%
Operating expenses:
Selling, general and administrative	6,355	17.1	6,610	17.0
Depreciation and amortization	651	1.7	606	1.6
Total operating expenses	7,006	18.8	7,216	18.5
Operating income	5,551	14.9	5,929	15.2
Interest and other (income) expense:
Interest income and other, net	(33)	(0.1)	(3)	—
Interest expense	474	1.3	372	1.0
Interest and other, net	441	1.2	369	0.9
Earnings before provision for income taxes	5,110	13.7	5,560	14.3
Provision for income taxes	1,237	3.3	1,329	3.4
Net earnings	$3,873	10.4%	$4,231	10.9%
—————
Note: Certain percentages may not sum to totals due to rounding.

	Three Months Ended
Selected financial and sales data:	April 30, 2023	May 1, 2022	% Change
Comparable sales (% change)	(4.5)%	2.2%	N/A
Comparable customer transactions (% change) (1)	(5.0)%	(8.4)%	N/A
Comparable average ticket (% change) (1)	0.2%	11.2%	N/A
Customer transactions (in millions) (1)	390.9	410.7	(4.8)%
Average ticket (1) (2)	$91.92	$91.72	0.2%
Sales per retail square foot (1) (3)	$592.94	$621.99	(4.7)%
Diluted earnings per share	$3.82	$4.09	(6.6)%
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
Net Sales. Net sales for the first quarter of fiscal 2023 were $37.3 billion, a decrease of 4.2% from $38.9 billion for the first quarter of fiscal 2022. The decrease in net sales for the first quarter of fiscal 2023 reflects the impact of a negative comparable sales environment, primarily driven by a decrease in comparable customer transactions.

Fiscal Q1 2023 Form 10-Q	14

Online sales, which consist of sales generated through our websites and mobile applications for products picked up at our stores or delivered to customer locations, represented 14.5% of net sales during the first quarter of fiscal 2023 and decreased by 2.9% compared to the first quarter of fiscal 2022. A stronger U.S. dollar negatively impacted net sales by $25 million during the first quarter of fiscal 2023.
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
Total comparable sales for the first quarter of fiscal 2023 decreased 4.5%, reflecting a 5.0% decrease in comparable customer transactions, slightly offset by a 0.2% increase in comparable average ticket compared to the first quarter of fiscal 2022. The decrease in comparable customer transactions reflects the impact of macroeconomic factors including the broader inflationary environment and moderating demand, as well as unfavorable weather particularly in the western United States. The slight increase in comparable average ticket was primarily due to inflation across several product categories, offset by commodity price deflation which negatively impacted average ticket growth by approximately 335 basis points, driven primarily by lumber.
During the first quarter of fiscal 2023, four of our 14 merchandising departments—Building Materials, Hardware, Plumbing, and Millwork—posted positive comparable sales compared to the first quarter of fiscal 2022. All of our other merchandising departments posted negative comparable sales during the first quarter of fiscal 2023, with our Lumber department posting a double-digit comparable sales decline primarily resulting from lumber price deflation.
Gross Profit
Gross profit for the first quarter of fiscal 2023 decreased 4.5% to $12.6 billion from $13.1 billion for the first quarter of fiscal 2022. Gross profit as a percentage of net sales, or gross profit margin, was 33.7% for the first quarter of fiscal 2023 compared to 33.8% for the first quarter of fiscal 2022. The decrease in gross profit margin during the first quarter of fiscal 2023 was primarily driven by higher supply chain and product costs along with increased pressure from shrink, partially offset by the benefit from higher retail prices as well as favorable product mix.
Operating Expenses
Our operating expenses are composed of SG&A and depreciation and amortization.
Selling, General & Administrative. SG&A for the first quarter of fiscal 2023 decreased $255 million, or 3.9%, to $6.4 billion from $6.6 billion for the first quarter of fiscal 2022. As a percentage of net sales, SG&A was 17.1% for the first quarter of fiscal 2023 compared to 17.0% for the first quarter of fiscal 2022, primarily reflecting deleverage from a negative comparable sales environment and wage investments for hourly associates, partially offset by the one-time benefit from the favorable settlement of litigation with a vendor as well as lower incentive compensation.
Depreciation and Amortization. Depreciation and amortization for the first quarter of fiscal 2023 increased $45 million, or 7.4%, to $651 million from $606 million for the first quarter of fiscal 2022. As a percentage of net sales, depreciation and amortization was 1.7% for the first quarter of fiscal 2023 compared to 1.6% for fiscal 2022, primarily reflecting deleverage from a negative comparable sales environment.
Interest and Other, net
Interest and other, net, for the first quarter of fiscal 2023 increased $72 million, or 19.5%, to $441 million from $369 million for the first quarter of fiscal 2022. As a percentage of net sales, interest and other, net was 1.2% for the first quarter of fiscal 2023 compared to 0.9% for the first quarter of fiscal 2022, primarily due to increased variable rate interest on floating rate debt resulting from interest rate swaps, higher debt balances, and deleverage from a negative comparable sales environment.
Provision for Income Taxes
Our combined effective income tax rate was 24.2% for the first quarter of fiscal 2023 compared to 23.9% for the first quarter of fiscal 2022.

Fiscal Q1 2023 Form 10-Q	15

Diluted Earnings per Share
Diluted earnings per share were $3.82 for the first quarter of fiscal 2023 compared to $4.09 for the first quarter of fiscal 2022. The decrease in diluted earnings per share was driven by lower net earnings during the first quarter of fiscal 2023, partially offset by lower diluted shares due to share repurchases.
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
The following table presents the calculation of ROIC, together with a reconciliation of NOPAT to net earnings (the most comparable GAAP measure):

	Twelve Months Ended
dollars in millions	April 30, 2023	May 1, 2022
Net earnings	$16,747	$16,519
Interest and other, net	1,634	1,339
Provision for income taxes	5,280	5,330
Operating income	23,661	23,188
Income tax adjustment (1)	(5,671)	(5,628)
NOPAT	$17,990	$17,560

Average debt and equity	$41,264	$38,761

ROIC	43.6%	45.3%
—————
(1)Income tax adjustment is defined as operating income multiplied by our effective tax rate for the trailing twelve months.
LIQUIDITY AND CAPITAL RESOURCES
At April 30, 2023, we had $1.3 billion in cash and cash equivalents, of which $678 million was held by our foreign subsidiaries. We believe that our current cash position, cash flow generated from operations, funds available from our commercial paper program, and access to the long-term debt capital markets should be sufficient not only for our operating requirements, any required debt payments, and satisfaction of other contractual obligations, but also to enable us to invest in the business, fund dividend payments, and fund any share repurchases through the next several fiscal years. In addition, we believe that we have the ability to obtain alternative sources of financing, if necessary.
Our material cash requirements include contractual and other obligations arising in the normal course of business. These obligations primarily include long-term debt and related interest payments, operating and finance lease obligations, and purchase obligations.
In addition to our cash requirements, we follow a disciplined approach to capital allocation. This approach first prioritizes investing in the business, followed by paying dividends, with the intent of then returning excess cash to shareholders in the form of share repurchases. For fiscal 2023, we plan to invest approximately $3 billion back into the business in the form of capital expenditures, in line with our expectation of approximately two percent of net sales on an annual basis. However, we may adjust our capital expenditures to support the operations of the business, to enhance long-term strategic positioning, or in response to the economic environment, as necessary or appropriate. Capital expenditures were $905 million for the first three months of fiscal 2023.

Fiscal Q1 2023 Form 10-Q	16

In February 2023, we announced a 10% increase in our quarterly cash dividend from $1.90 to $2.09 per share. During the first three months of fiscal 2023, we paid cash dividends of $2.1 billion to shareholders. We intend to pay a dividend in the future; however, any future dividend is subject to declaration by our Board of Directors based on our earnings, capital requirements, financial condition, and other factors considered relevant by our Board of Directors.
In August 2022, our Board of Directors approved a $15.0 billion share repurchase authorization that replaced the previous authorization of $20.0 billion, which was approved in May 2021. The August 2022 authorization does not have a prescribed expiration date. As of April 30, 2023, approximately $9.5 billion of the $15.0 billion share repurchase authorization remained available. During the first three months of fiscal 2023, we had cash payments of $2.9 billion for repurchases of our common stock through open market purchases.
DEBT
We have a commercial paper program that allows for borrowings up to $5.0 billion. In connection with our program, we have back-up credit facilities with a consortium of banks for borrowings of up to $5.0 billion, which consist of a five-year $3.5 billion credit facility scheduled to expire in July 2027 and a 364-day $1.5 billion credit facility scheduled to expire in July 2023. All of our short-term borrowings in the first three months of fiscal 2023 were under our commercial paper program, and the maximum amount outstanding at any time was $1.5 billion. At April 30, 2023, we had no outstanding borrowings under our commercial paper program, and we were in compliance with all of the covenants contained in our credit facilities, none of which are expected to impact our liquidity or capital resources.
We also issue senior notes from time to time as part of our capital management strategy. We did not have any issuances of senior notes during the first three months of fiscal 2023. In April 2023, we repaid $1.0 billion of senior notes at maturity.
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
Net cash provided by operating activities increased by $1.8 billion in the first three months of fiscal 2023 compared to the first three months of fiscal 2022, primarily driven by changes in working capital, slightly offset by a decrease in net earnings. Changes in working capital were primarily driven by lower inventory purchases in the first quarter of fiscal 2023 relative to the first quarter of fiscal 2022.
Investing Activities
Cash used in investing activities increased by $202 million in the first three months of fiscal 2023 compared to the first three months of fiscal 2022, primarily resulting from increased capital expenditures.
Financing Activities
Cash used in financing activities in the first three months of fiscal 2023 primarily reflected $2.9 billion of share repurchases, $2.1 billion of cash dividends paid, and $1.1 billion of repayments of long-term debt. Cash used in financing activities in the first three months of fiscal 2022 primarily reflected $2.3 billion of share repurchases, $2.0 billion of cash dividends paid, $1.1 billion of repayments of long-term debt, and $1.0 billion of repayments for short-term debt, partially offset by $4.0 billion of net proceeds from long-term debt.

Fiscal Q1 2023 Form 10-Q	17

CRITICAL ACCOUNTING ESTIMATES
During the first three months of fiscal 2023, there were no changes to our critical accounting estimates or our significant accounting policies as disclosed in the 2022 Form 10-K. Our significant accounting policies are disclosed in Note 1 to our consolidated financial statements.
ADDITIONAL INFORMATION
For information on accounting pronouncements that have impacted or are expected to materially impact our consolidated financial condition, results of operations or cash flows, see Note 1 to our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risk results primarily from fluctuations in interest rates in connection with our long-term debt portfolio. We are also exposed to risks from foreign currency exchange rate fluctuations on the translation of our foreign operations into U.S. dollars and on the purchase of goods by these foreign operations that are not denominated in their local currencies. Additionally, we may experience inflation and deflation related to our purchase and sale of certain commodity products. There have been no material changes to our exposure to market risks, including the types of instruments we use to manage our exposure to such risks, from those disclosed in the 2022 Form 10-K.
Item 4. Controls and Procedures.
Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) and concluded that our disclosure controls and procedures were effective as of April 30, 2023.
We are in the process of an ongoing business transformation initiative, which includes upgrading and migrating certain accounting and finance systems. We plan to continue to migrate additional business processes over the course of the next few years and have modified and will continue to modify the design and implementation of certain internal control processes as the transformation continues.
Except as described above, there were no other changes in our internal control over financial reporting during the fiscal quarter ended April 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
Except as set forth below, there were no material changes during the first quarter of fiscal 2023 to our disclosure in Part I, Item 3 of our 2022 Form 10-K.
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
As previously reported, in April 2021 we entered into a civil consent decree with the U.S. Department of Justice, the U.S. Environmental Protection Agency (“EPA”), and the states of Utah, Massachusetts, and Rhode Island. The decree required certain changes to lead-safe work practices in our installation services business and provided for stipulated penalties for failure to perform by our third-party installers. The EPA has informed us that it believes we owe certain penalties for violations by our third-party installers of documentation requirements under the decree. We are engaged in discussions with the EPA regarding the basis for the stipulated penalties we allegedly owe under the decree. While we cannot predict the amount of stipulated penalties we may ultimately owe to the EPA under the decree, we do not expect it to have a material adverse effect on our consolidated financial condition, results of operations or cash flows. Further, we expect to recoup any amount we ultimately owe from corresponding fines we levy against our third-party installers.

Fiscal Q1 2023 Form 10-Q	18

Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors” and elsewhere in the 2022 Form 10-K. These risks and uncertainties could materially and adversely affect our business, consolidated financial condition, results of operations, or cash flows. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently do not consider material to our business. There have been no material changes in the risk factors discussed in the 2022 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table presents the number and average price of shares purchased in each fiscal month of the first quarter of fiscal 2023:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)(3)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Dollar Value of Shares that May Yet Be Purchased Under the Program(2)(3)
January 30, 2023 – February 26, 2023	761,056	$297.20	752,155	$12,261,016,857
February 27, 2023 – March 26, 2023	5,036,836	290.08	4,886,377	10,842,617,132
March 27, 2023 – April 30, 2023	4,806,516	292.16	4,643,569	9,484,220,818
	10,604,408	291.53	10,282,101
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
(2)On August 18, 2022, our Board of Directors approved a $15.0 billion share repurchase authorization that replaced the previous authorization of $20.0 billion, which was approved on May 20, 2021. The August 2022 authorization does not have a prescribed expiration date.
(3)Excludes excise taxes incurred on share repurchases.

SALES OF UNREGISTERED SECURITIES
During the first quarter of fiscal 2023, we issued 617 deferred stock units under The Home Depot, Inc. Nonemployee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of the SEC’s Regulation D thereunder. The deferred stock units were credited during the first quarter of fiscal 2023 to the accounts of those non-employee directors who elected to receive all or a portion of board retainers in the form of deferred stock units instead of cash. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.
During the first quarter of fiscal 2023, we credited 12,845 deferred stock units to participant accounts under the Restoration Plans pursuant to an exemption from the registration requirements of the Securities Act for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in these plans.

Fiscal Q1 2023 Form 10-Q	19

Item 6. Exhibits.
Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the references in brackets. All other exhibits are filed or furnished herewith.

Exhibit		Description
3.1	*	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q filed on September 1, 2011, Exhibit 3.1]
3.2	*	By-Laws of The Home Depot, Inc. (As Amended and Restated Effective February 23, 2023) [Form 8-K filed on February 28, 2023, Exhibit 3.2]
10.1	*†
Form of Executive Officer Equity Award Agreement (Performance Shares, Performance-Based Restricted Stock and Nonqualified Stock Options) Pursuant to The Home Depot, Inc. Omnibus Stock Incentive Plan, as Amended and Restated May 19, 2022
[Form 8-K filed on February 28, 2023, Exhibit 10.1]

10.2	*†
Form of Executive Officer Equity Award Agreement (Restricted Stock and Nonqualified Stock Options) Pursuant to The Home Depot, Inc. Omnibus Stock Incentive Plan, as Amended and Restated May 19, 2022
[Form 8-K filed on February 28, 2023, Exhibit 10.2]

10.3	†	Separation Agreement between Jeffery G. Kinnaird and The Home Depot, Inc., dated April 17, 2023
15.1		Acknowledgement of Independent Registered Public Accounting Firm
31.1		Certification of the Chair, President and Chief Executive Officer pursuant to Rule 13a-14(a)
31.2		Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a)
32.1		Certification of the Chair, President and Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of the Executive Vice President and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
—————
†    Management contract or compensatory plan or arrangement

Fiscal Q1 2023 Form 10-Q	20

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HOME DEPOT, INC. (Registrant)

By:	/s/ EDWARD P. DECKER
Edward P. Decker, Chair, President and Chief Executive Officer (Principal Executive Officer)

/s/ RICHARD V. MCPHAIL
Richard V. McPhail, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ STEPHEN L. GIBBS
Stephen L. Gibbs, Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

Date:	May 22, 2023

Fiscal Q1 2023 Form 10-Q	21