Form 10-Q
period 2023-07-30
HOME DEPOT, INC.
filed 2023-08-22
CIK 354950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2023
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
1,000,065,982 shares of common stock, $0.05 par value, outstanding as of August 15, 2023

Fiscal Q2 2023 Form 10-Q	i

COMMONLY USED OR DEFINED TERMS

Term	Definition
ASU	Accounting Standards Update
Comparable sales	As defined in the Results of Operations section of MD&A
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
fiscal 2022	Fiscal year ended January 29, 2023
fiscal 2023	Fiscal year ending January 28, 2024
GAAP	U.S. generally accepted accounting principles
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
NOPAT	Net operating profit after tax
Restoration Plans	Home Depot FutureBuilder Restoration Plan and HD Supply Restoration Plan
ROIC	Return on invested capital
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SG&A	Selling, general and administrative
2022 Form 10-K	Annual Report on Form 10-K for fiscal 2022 as filed with the SEC on March 15, 2023

Fiscal Q2 2023 Form 10-Q	ii

FORWARD-LOOKING STATEMENTS
Certain statements contained herein, as well as in other filings we make with the SEC and other written and oral information we release, regarding our performance or other events or developments in the future constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may relate to, among other things, the demand for our products and services; net sales growth; comparable sales; the effects of competition; our brand and reputation; implementation of store, interconnected retail, supply chain and technology initiatives; inventory and in-stock positions; the state of the economy; the state of the housing and home improvement markets; the state of the credit markets, including mortgages, home equity loans, and consumer credit; the impact of tariffs; issues related to the payment methods we accept; demand for credit offerings; management of relationships with our associates, potential associates, suppliers and service providers; cost and availability of labor; costs of fuel and other energy sources; international trade disputes, natural disasters, climate change, public health issues, cybersecurity events, military conflicts or acts of war, supply chain disruptions, and other business interruptions that could compromise data privacy or disrupt operation of our stores, distribution centers and other facilities, our ability to operate or access communications, financial or banking systems, or supply or delivery of, or demand for, our products or services; our ability to address expectations regarding environmental, social and governance matters and meet related goals; continuation or suspension of share repurchases; net earnings performance; earnings per share; future dividends; capital allocation and expenditures; liquidity; return on invested capital; expense leverage; changes in interest rates; changes in foreign currency exchange rates; commodity or other price inflation and deflation; our ability to issue debt on terms and at rates acceptable to us; the impact and expected outcome of investigations, inquiries, claims, and litigation, including compliance with related settlements; the challenges of international operations; the adequacy of insurance coverage; the effect of accounting charges; the effect of adopting certain accounting standards; the impact of legal and regulatory changes, including changes to tax laws and regulations; store openings and closures; financial outlook; and the impact of acquired companies on our organization and the ability to recognize the anticipated benefits of any acquisitions.
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

Fiscal Q2 2023 Form 10-Q	iii

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
THE HOME DEPOT, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

in millions, except per share data	July 30, 2023	January 29, 2023
Assets
Current assets:
Cash and cash equivalents	$2,814	$2,757
Receivables, net	3,836	3,317
Merchandise inventories	23,265	24,886
Other current assets	1,915	1,511
Total current assets	31,830	32,471
Net property and equipment	25,879	25,631
Operating lease right-of-use assets	7,139	6,941
Goodwill	7,664	7,444
Other assets	3,875	3,958
Total assets	$76,387	$76,445

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$12,104	$11,443
Accrued salaries and related expenses	2,022	1,991
Sales taxes payable	631	528
Deferred revenue	3,079	3,064
Income taxes payable	19	50
Current installments of long-term debt	1,352	1,231
Current operating lease liabilities	1,011	945
Other accrued expenses	4,009	3,858
Total current liabilities	24,227	23,110
Long-term debt, excluding current installments	40,754	41,962
Long-term operating lease liabilities	6,376	6,226
Deferred income taxes	956	1,019
Other long-term liabilities	2,739	2,566
Total liabilities	75,052	74,883
Contingencies (Note 8)
Common stock, par value $0.05; authorized: 10,000 shares; issued: 1,796 shares at July 30, 2023 and 1,794 shares at January 29, 2023; outstanding: 1,001 shares at July 30, 2023 and 1,016 shares at January 29, 2023	90	90
Paid-in capital	12,842	12,592
Retained earnings	81,213	76,896
Accumulated other comprehensive loss	(467)	(718)
Treasury stock, at cost, 795 shares at July 30, 2023 and 778 shares at January 29, 2023	(92,343)	(87,298)
Total stockholders’ equity	1,335	1,562
Total liabilities and stockholders’ equity	$76,387	$76,445
—————
See accompanying notes to consolidated financial statements.

Fiscal Q2 2023 Form 10-Q	1

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
in millions, except per share data	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Net sales	$42,916	$43,792	$80,173	$82,700
Cost of sales	28,759	29,309	53,459	55,072
Gross profit	14,157	14,483	26,714	27,628
Operating expenses:
Selling, general and administrative	6,915	6,657	13,270	13,267
Depreciation and amortization	653	616	1,304	1,222
Total operating expenses	7,568	7,273	14,574	14,489
Operating income	6,589	7,210	12,140	13,139
Interest and other (income) expense:
Interest income and other, net	(41)	(2)	(74)	(5)
Interest expense	469	381	943	753
Interest and other, net	428	379	869	748
Earnings before provision for income taxes	6,161	6,831	11,271	12,391
Provision for income taxes	1,502	1,658	2,739	2,987
Net earnings	$4,659	$5,173	$8,532	$9,404

Basic weighted average common shares	1,000	1,023	1,005	1,026
Basic earnings per share	$4.66	$5.06	$8.49	$9.17

Diluted weighted average common shares	1,003	1,025	1,008	1,030
Diluted earnings per share	$4.65	$5.05	$8.46	$9.13
—————
See accompanying notes to consolidated financial statements.

Fiscal Q2 2023 Form 10-Q	2

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
in millions	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Net earnings	$4,659	$5,173	$8,532	$9,404
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	168	9	247	29
Cash flow hedges	2	2	4	3
Total other comprehensive income (loss), net of tax	170	11	251	32
Comprehensive income	$4,829	$5,184	$8,783	$9,436
—————
See accompanying notes to consolidated financial statements.

Fiscal Q2 2023 Form 10-Q	3

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended		Six Months Ended
in millions	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Common Stock:
Balance at beginning of period	$90	$90	$90	$90
Shares issued under employee stock plans, net	—	—	—	—
Balance at end of period	90	90	90	90

Paid-in Capital:
Balance at beginning of period	12,584	12,079	12,592	12,132
Shares issued under employee stock plans, net	154	135	35	(19)
Stock-based compensation expense	104	95	215	196
Balance at end of period	12,842	12,309	12,842	12,309

Retained Earnings:
Balance at beginning of period	78,651	69,849	76,896	67,580
Net earnings	4,659	5,173	8,532	9,404
Cash dividends	(2,097)	(1,948)	(4,215)	(3,910)
Balance at end of period	81,213	73,074	81,213	73,074

Accumulated Other Comprehensive Income (Loss):
Balance at beginning of period	(637)	(683)	(718)	(704)
Foreign currency translation adjustments, net of tax	168	9	247	29
Cash flow hedges, net of tax	2	2	4	3
Balance at end of period	(467)	(672)	(467)	(672)

Treasury Stock:
Balance at beginning of period	(90,326)	(83,044)	(87,298)	(80,794)
Repurchases of common stock	(2,017)	(1,520)	(5,045)	(3,770)
Balance at end of period	(92,343)	(84,564)	(92,343)	(84,564)
Total stockholders' equity	$1,335	$237	$1,335	$237
—————
See accompanying notes to consolidated financial statements.

Fiscal Q2 2023 Form 10-Q	4

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
in millions	July 30, 2023	July 31, 2022
Cash Flows from Operating Activities:
Net earnings	$8,532	$9,404
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization	1,588	1,473
Stock-based compensation expense	215	196
Changes in receivables, net	(492)	(295)
Changes in merchandise inventories	1,751	(4,009)
Changes in other current assets	(392)	(668)
Changes in accounts payable and accrued expenses	929	1,079
Changes in deferred revenue	10	(57)
Changes in income taxes payable	(32)	61
Changes in deferred income taxes	(48)	(95)
Other operating activities	144	93
Net cash provided by operating activities	12,205	7,182

Cash Flows from Investing Activities:
Capital expenditures	(1,697)	(1,447)
Payments for businesses acquired, net	(215)	—
Other investing activities	10	(14)
Net cash used in investing activities	(1,902)	(1,461)

Cash Flows from Financing Activities:
Repayments of short-term debt, net	—	(496)
Proceeds from long-term debt, net of discounts	—	3,957
Repayments of long-term debt	(1,130)	(2,366)
Repurchases of common stock	(4,954)	(3,962)
Proceeds from sales of common stock	175	142
Cash dividends	(4,215)	(3,910)
Other financing activities	(142)	(163)
Net cash used in financing activities	(10,266)	(6,798)
Change in cash and cash equivalents	37	(1,077)
Effect of exchange rate changes on cash and cash equivalents	20	(7)
Cash and cash equivalents at beginning of period	2,757	2,343
Cash and cash equivalents at end of period	$2,814	$1,259

Supplemental Disclosures:
Cash paid for interest, net of interest capitalized	$900	$665
Cash paid for income taxes	2,894	3,105
—————
See accompanying notes to consolidated financial statements.

Fiscal Q2 2023 Form 10-Q	5

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
The payment terms we negotiate with our suppliers are consistent, irrespective of whether a supplier participates in the program. Our current payment terms with a majority of our suppliers generally range from 30 to 60 days, which we deem to be commercially reasonable. Our outstanding payment obligations under our supplier finance program were $606 million at July 30, 2023 and $480 million at January 29, 2023, and are recorded within accounts payable on the consolidated balance sheets. The associated payments are included in operating activities within the consolidated statements of cash flows.

Fiscal Q2 2023 Form 10-Q	6

ASU No. 2020-04. In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides practical expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments in this update apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued as a result of reference rate reform. ASU No. 2020-04 is effective as of March 12, 2020 and may be applied to contract modifications and hedging relationships from the beginning of an interim period that includes or is subsequent to March 12, 2020. This guidance was subsequently amended by ASU No. 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” which was effective upon issuance in December 2022 and extended the temporary relief provided by Topic 848 through December 31, 2024.
During the second quarter of fiscal 2023, we amended our existing fixed-to-variable interest rate swap agreements, which were designated as fair value hedges, to transition the variable component of such agreements from LIBOR to the Secured Overnight Financing Rate (“SOFR”). Concurrent with these amendments, we elected certain of the optional expedients provided in Topic 848, which allow us to maintain our designation of fair value hedge accounting and application of the shortcut method for these agreements. The adoption of this guidance did not have a material impact on our consolidated financial condition, results of operations, or cash flows.
Recently Issued Accounting Pronouncements
Recent accounting pronouncements pending adoption are either not applicable or are not expected to have a material impact on our consolidated financial condition, results of operations, or cash flows.
2.NET SALES
The following table presents net sales, classified by geography:

	Three Months Ended		Six Months Ended
in millions	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Net sales – in the U.S.	$39,191	$40,044	$73,698	$76,050
Net sales – outside the U.S.	3,725	3,748	6,475	6,650
Net sales	$42,916	$43,792	$80,173	$82,700
The following table presents net sales by products and services:

	Three Months Ended		Six Months Ended
in millions	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Net sales – products	$41,361	$42,348	$77,249	$79,813
Net sales – services	1,555	1,444	2,924	2,887
Net sales	$42,916	$43,792	$80,173	$82,700
The following table presents major product lines and the related merchandising departments (and related services):

Major Product Line	Merchandising Departments
Building Materials	Building Materials, Electrical/Lighting, Lumber, Millwork, and Plumbing
Décor	Appliances, Décor/Storage, Flooring, Kitchen and Bath, and Paint
Hardlines	Hardware, Indoor Garden, Outdoor Garden, and Tools

Fiscal Q2 2023 Form 10-Q	7

The following table presents net sales by major product line (and related services):

	Three Months Ended		Six Months Ended
in millions	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Building Materials	$15,391	$15,883	$29,470	$30,752
Décor	13,411	14,096	25,662	26,970
Hardlines	14,114	13,813	25,041	24,978
Net sales	$42,916	$43,792	$80,173	$82,700
Deferred Revenue
For products and services sold in stores or online, payment is typically due at the point of sale. When we receive payment from customers before the customer has taken possession of the merchandise or the service has been performed, the amount received is recorded as deferred revenue until the sale or service is complete. Such performance obligations are part of contracts with expected original durations of typically three months or less. As of July 30, 2023 and January 29, 2023, deferred revenue for products and services was $2.1 billion and $2.0 billion, respectively.
We further record deferred revenue for the sale of gift cards and recognize the associated revenue upon the redemption of those gift cards, which generally occurs within six months of gift card issuance. As of July 30, 2023 and January 29, 2023, our performance obligations for unredeemed gift cards were $1.0 billion and $1.1 billion, respectively. Gift card breakage income, which is our estimate of the portion of our outstanding gift card balance not expected to be redeemed, was immaterial during the three and six months ended July 30, 2023 and July 31, 2022.
3.PROPERTY AND LEASES
Net Property and Equipment
Net property and equipment includes accumulated depreciation and finance lease amortization of $27.7 billion as of July 30, 2023 and $26.6 billion as of January 29, 2023.
Leases
The following table presents the consolidated balance sheet classification related to operating and finance leases:

in millions	Consolidated Balance Sheet Classification	July 30, 2023	January 29, 2023
Assets:
Operating lease assets	Operating lease right-of-use assets	$7,139	$6,941
Finance lease assets (1)	Net property and equipment	2,881	2,899
Total lease assets		$10,020	$9,840
Liabilities:
Current:
Operating lease liabilities	Current operating lease liabilities	$1,011	$945
Finance lease liabilities	Current installments of long-term debt	252	231
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	6,376	6,226
Finance lease liabilities	Long-term debt, excluding current installments	3,058	3,054
Total lease liabilities		$10,697	$10,456
—————
(1) Finance lease assets are recorded net of accumulated amortization of $1.2 billion as of both July 30, 2023 and January 29, 2023.

Fiscal Q2 2023 Form 10-Q	8

The following table presents supplemental non-cash information related to leases:

	Six Months Ended
in millions	July 30, 2023	July 31, 2022
Lease assets obtained in exchange for new operating lease liabilities	$583	$646
Lease assets obtained in exchange for new finance lease liabilities	192	202
4.DEBT AND DERIVATIVE INSTRUMENTS
Short-Term Debt
We have a commercial paper program that allows for borrowings up to $5.0 billion. In connection with our program, we have back-up credit facilities with a consortium of banks for borrowings up to $5.0 billion, which consist of a five-year $3.5 billion credit facility scheduled to expire in July 2027 and a 364-day $1.5 billion credit facility scheduled to expire in July 2024. In July 2023, we completed the renewal of our 364-day $1.5 billion credit facility, extending the maturity from July 2023 to July 2024. All of our short-term borrowings in the first six months of fiscal 2023 were under our commercial paper program, and the maximum amount outstanding at any time was $1.5 billion. At both July 30, 2023 and January 29, 2023, there were no outstanding borrowings under our commercial paper program.
Long-Term Debt
We did not have any new issuances of senior notes during the first six months of fiscal 2023. In April 2023, we repaid our $1.0 billion 2.70% senior notes at maturity.
Derivative Instruments and Hedging Activities
We had outstanding interest rate swap agreements with combined notional amounts of $5.4 billion at both July 30, 2023 and January 29, 2023. These agreements are accounted for as fair value hedges that swap fixed for variable rate interest to hedge changes in the fair values of certain senior notes. At July 30, 2023 and January 29, 2023, the fair values of these agreements totaled $904 million and $778 million, respectively, all of which is recognized within other long-term liabilities on the consolidated balance sheets.
All of our interest rate swap agreements are designated as fair value hedges and meet the shortcut method requirements under GAAP. Accordingly, the changes in the fair values of these agreements offset the changes in the fair value of the hedged long-term debt.
During the second quarter of fiscal 2023, we amended all of our interest rate swap agreements to replace LIBOR with SOFR and concurrently adopted certain expedients provided in Topic 848. These amendments did not result in any change to our application of hedge accounting or have a material impact to our consolidated financial statements. See Note 1 for further discussion.
There were no material changes to any other hedging arrangements disclosed in our 2022 Form 10-K, and all related activity was immaterial for the periods presented within this document.
Collateral. We generally enter into master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit our credit risk, we enter into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain derivative instruments exceeds or falls below contractually established thresholds. The cash collateral posted by the Company related to derivative instruments under our collateral security arrangements was $730 million and $634 million as of July 30, 2023 and January 29, 2023, respectively, which was recorded in other current assets on the consolidated balance sheets. We did not hold any cash collateral as of July 30, 2023 or January 29, 2023.

Fiscal Q2 2023 Form 10-Q	9

5. STOCKHOLDERS' EQUITY
Stock Rollforward
The following table presents a reconciliation of the number of shares of our common stock outstanding and cash dividends per share:

shares in millions	Three Months Ended		Six Months Ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Common stock:
Shares at beginning of period	1,795	1,793	1,794	1,792
Shares issued under employee stock plans, net	1	—	2	1
Shares at end of period	1,796	1,793	1,796	1,793
Treasury stock:
Shares at beginning of period	(788)	(764)	(778)	(757)
Repurchases of common stock	(7)	(5)	(17)	(12)
Shares at end of period	(795)	(769)	(795)	(769)
Shares outstanding at end of period	1,001	1,024	1,001	1,024

Cash dividends per share	$2.09	$1.90	$4.18	$3.80
Share Repurchases
In August 2022, our Board of Directors approved a $15.0 billion share repurchase authorization, of which approximately $7.5 billion remained available as of July 30, 2023. In August 2023, our Board of Directors approved a new $15.0 billion share repurchase authorization that replaced the August 2022 authorization and does not have a prescribed expiration date.
The following table presents information about our repurchases of common stock, all of which were completed through open market purchases:

in millions	Three Months Ended		Six Months Ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Total number of shares repurchased	7	5	17	12
Total cost of shares repurchased (1)	$2,017	$1,520	$5,045	$3,770
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

Fiscal Q2 2023 Form 10-Q	10

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the assets and liabilities that are measured at fair value on a recurring basis:

	July 30, 2023	January 29, 2023
in millions	Fair Value (Level 2)	Fair Value (Level 2)
Derivative agreements – assets	$—	$—
Derivative agreements – liabilities	(904)	(778)
Total	$(904)	$(778)
The fair values of our derivative instruments are determined using an income approach and Level 2 inputs, which primarily include the respective interest rate forward curves and discount rates. Our derivative instruments are discussed further in Note 4.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Long-lived assets, goodwill, and other intangible assets are subject to nonrecurring fair value measurement for the assessment of impairment. We did not have any material assets or liabilities that were measured at fair value on a nonrecurring basis during the three and six months ended July 30, 2023 or July 31, 2022.
Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents, receivables, and accounts payable approximate fair value due to their short-term nature. The following table presents the aggregate fair values and carrying values of our senior notes:

	July 30, 2023		January 29, 2023
in millions	Fair Value (Level 1)	Carrying Value	Fair Value (Level 1)	Carrying Value
Senior notes	$36,118	$38,796	$38,537	$39,908
7.WEIGHTED AVERAGE COMMON SHARES
The following table presents the reconciliation of our basic to diluted weighted average common shares as well as the number of anti-dilutive securities excluded from diluted weighted average common shares:

in millions	Three Months Ended		Six Months Ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Basic weighted average common shares	1,000	1,023	1,005	1,026
Effect of potentially dilutive securities (1)	3	2	3	4
Diluted weighted average common shares	1,003	1,025	1,008	1,030

Anti-dilutive securities excluded from diluted weighted average common shares	1	1	1	1
—————
(1)    Represents the dilutive impact of stock-based awards.
8.CONTINGENCIES
We are involved in litigation arising in the normal course of business. In management’s opinion, any such litigation is not expected to have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

Fiscal Q2 2023 Form 10-Q	11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
The Home Depot, Inc.:
Results of Review of Interim Financial Information
We have reviewed the consolidated balance sheet of The Home Depot, Inc. and its subsidiaries (the “Company”) as of July 30, 2023, the related consolidated statements of earnings, comprehensive income and stockholders’ equity for the three-month and six-month periods ended July 30, 2023 and July 31, 2022, the related consolidated statements of cash flows for the six-month periods ended July 30, 2023 and July 31, 2022, and the related notes (collectively, the “consolidated interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of January 29, 2023, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for the fiscal year then ended (not presented herein); and in our report dated March 15, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 29, 2023 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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

/s/ KPMG LLP
Atlanta, Georgia
August 21, 2023

Fiscal Q2 2023 Form 10-Q	12

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
EXECUTIVE SUMMARY
The following table presents quarter-to-date and year-to-date highlights of our financial performance:

dollars in millions, except per share data	Three Months Ended		Six Months Ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Net sales	$42,916	$43,792	$80,173	$82,700
Net earnings	$4,659	$5,173	$8,532	$9,404
Diluted earnings per share	$4.65	$5.05	$8.46	$9.13

Net cash provided by operating activities			$12,205	$7,182
Proceeds from long-term debt, net of discounts			$—	$3,957
Repayments of long-term debt			$1,130	$2,366
We reported net sales of $42.9 billion in the second quarter of fiscal 2023. Net earnings were $4.7 billion, or $4.65 per diluted share. For the first six months of fiscal 2023, net sales were $80.2 billion and net earnings were $8.5 billion, or $8.46 per diluted share.
During the second quarter of fiscal 2023, we opened two new stores in the U.S. and we had no store closures, resulting in a store count of 2,326 at the end of the quarter. As of July 30, 2023, a total of 317 stores, or 13.6% of our total store count, were located in Canada and Mexico. For the second quarter of fiscal 2023, sales per retail square foot were $684.65, and for the first six months of fiscal 2023, sales per retail square foot were $638.50. Our inventory turnover ratio was 4.4 times at the end of the second quarter of fiscal 2023, compared to 4.5 times at the end of the second quarter of fiscal 2022.
We generated $12.2 billion of cash flow from operations during the first six months of fiscal 2023. This cash flow, together with cash on hand, was used to fund cash payments of $5.0 billion for share repurchases and $4.2 billion for dividends. In addition, we funded $1.7 billion in capital expenditures and repaid $1.1 billion of long-term debt during the first six months of fiscal 2023. In February 2023, we announced a 10% increase in our quarterly cash dividend to $2.09 per share.
Our ROIC for the trailing twelve-month period was 41.5% at the end of the second quarter of fiscal 2023 compared to 45.6% at the end of the second quarter of fiscal 2022. The decrease in ROIC was primarily driven by an increase in average long-term debt along with lower operating income over the respective periods. See the Non-GAAP Financial Measures section below for our definition and calculation of ROIC, as well as a reconciliation of NOPAT, a non-GAAP financial measure, to net earnings (the most comparable GAAP financial measure).

Fiscal Q2 2023 Form 10-Q	13

RESULTS OF OPERATIONS
The following table presents the percentage relationship between net sales and major categories in our consolidated statements of earnings.
FISCAL 2023 AND FISCAL 2022 THREE MONTH COMPARISONS

	Three Months Ended
	July 30, 2023		July 31, 2022
dollars in millions	$	% of Net Sales	$	% of Net Sales
Net sales	$42,916		$43,792
Gross profit	14,157	33.0%	14,483	33.1%
Operating expenses:
Selling, general and administrative	6,915	16.1	6,657	15.2
Depreciation and amortization	653	1.5	616	1.4
Total operating expenses	7,568	17.6	7,273	16.6
Operating income	6,589	15.4	7,210	16.5
Interest and other (income) expense:
Interest income and other, net	(41)	(0.1)	(2)	—
Interest expense	469	1.1	381	0.9
Interest and other, net	428	1.0	379	0.9
Earnings before provision for income taxes	6,161	14.4	6,831	15.6
Provision for income taxes	1,502	3.5	1,658	3.8
Net earnings	$4,659	10.9%	$5,173	11.8%
—————
Note: Certain percentages may not sum to totals due to rounding.

	Three Months Ended
Selected financial and sales data:	July 30, 2023	July 31, 2022	% Change
Comparable sales (% change)	(2.0)%	5.8%	N/A
Comparable customer transactions (% change) (1)	(2.0)%	(3.1)%	N/A
Comparable average ticket (% change) (1)	0.1%	9.0%	N/A
Customer transactions (in millions) (1)	459.1	467.4	(1.8)%
Average ticket (1) (2)	$90.07	$90.02	0.1%
Sales per retail square foot (1) (3)	$684.65	$700.62	(2.3)%
Diluted earnings per share	$4.65	$5.05	(7.9)%
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
Net Sales. Net sales for the second quarter of fiscal 2023 were $42.9 billion, a decrease of 2.0% from $43.8 billion for the second quarter of fiscal 2022. The decrease in net sales for the second quarter of fiscal 2023 reflects the impact of a negative comparable sales environment, primarily driven by a decrease in comparable customer transactions as well as the impact from lumber price deflation.

Fiscal Q2 2023 Form 10-Q	14

Online sales, which consist of sales generated through our websites and mobile applications for products picked up at our stores or delivered to customer locations, represented 14.4% of net sales during the second quarter of fiscal 2023 and increased by 1.2% compared to the second quarter of fiscal 2022.
A weaker U.S. dollar positively impacted net sales by $39 million during the second quarter of fiscal 2023.
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
Total comparable sales for the second quarter of fiscal 2023 decreased 2.0%, reflecting a 2.0% decrease in comparable customer transactions slightly offset by a 0.1% increase in comparable average ticket compared to the second quarter of fiscal 2022. The decrease in comparable customer transactions reflects the impact of macroeconomic factors including the broader inflationary environment and moderating demand. Comparable average ticket was primarily impacted by inflation across several product categories, offset by U.S. lumber price deflation, which negatively impacted average ticket growth by approximately 160 basis points.
During the second quarter of fiscal 2023, six of our 14 merchandising departments—Building Materials, Outdoor Garden, Hardware, Plumbing, Tools, and Millwork—posted positive comparable sales compared to the second quarter of fiscal 2022. All of our other merchandising departments posted negative comparable sales during the second quarter of fiscal 2023, with our Lumber department posting a double-digit comparable sales decline primarily resulting from lumber price deflation, partially offset by higher unit sales.
Gross Profit
Gross profit for the second quarter of fiscal 2023 decreased 2.3% to $14.2 billion from $14.5 billion for the second quarter of fiscal 2022. Gross profit as a percentage of net sales, or gross profit margin, was 33.0% for the second quarter of fiscal 2023 compared to 33.1% for the second quarter of fiscal 2022. The decrease in gross profit margin during the second quarter of fiscal 2023 was primarily driven by inventory management actions along with pressure from shrink, partially offset by lower supply chain costs and favorable product mix.
Operating Expenses
Our operating expenses are composed of SG&A and depreciation and amortization.
Selling, General & Administrative. SG&A for the second quarter of fiscal 2023 increased $258 million, or 3.9%, to $6.9 billion from $6.7 billion for the second quarter of fiscal 2022. As a percentage of net sales, SG&A was 16.1% for the second quarter of fiscal 2023 compared to 15.2% for the second quarter of fiscal 2022, primarily reflecting previously executed wage investments for hourly associates and deleverage from a negative comparable sales environment, partially offset by lower incentive compensation.
Depreciation and Amortization. Depreciation and amortization for the second quarter of fiscal 2023 increased $37 million, or 6.0%, to $653 million from $616 million for the second quarter of fiscal 2022. As a percentage of net sales, depreciation and amortization was 1.5% for the second quarter of fiscal 2023 compared to 1.4% for the second quarter of fiscal 2022, primarily reflecting increased depreciation expense from investments in the business and deleverage from a negative comparable sales environment.
Interest and Other, net
Interest and other, net, for the second quarter of fiscal 2023 increased $49 million, or 12.9%, to $428 million from $379 million for the second quarter of fiscal 2022. As a percentage of net sales, interest and other, net was 1.0% for the second quarter of fiscal 2023 compared to 0.9% for the second quarter of fiscal 2022, primarily due to increased variable rate interest on floating rate debt resulting from interest rate swaps, higher debt balances, and deleverage from a negative comparable sales environment, partially offset by higher interest income.
Provision for Income Taxes
Our combined effective income tax rate was 24.4% for the second quarter of fiscal 2023 compared to 24.3% for the second quarter of fiscal 2022.

Fiscal Q2 2023 Form 10-Q	15

Diluted Earnings per Share
Diluted earnings per share were $4.65 for the second quarter of fiscal 2023 compared to $5.05 for the second quarter of fiscal 2022. The decrease in diluted earnings per share was driven by lower net earnings during the second quarter of fiscal 2023, partially offset by lower diluted shares due to share repurchases.
FISCAL 2023 AND FISCAL 2022 SIX MONTH COMPARISONS

	Six Months Ended
	July 30, 2023		July 31, 2022
dollars in millions	$	% of Net Sales	$	% of Net Sales
Net sales	$80,173		$82,700
Gross profit	26,714	33.3%	27,628	33.4%
Operating expenses:
Selling, general and administrative	13,270	16.6	13,267	16.0
Depreciation and amortization	1,304	1.6	1,222	1.5
Total operating expenses	14,574	18.2	14,489	17.5
Operating income	12,140	15.1	13,139	15.9
Interest and other (income) expense:
Interest income and other, net	(74)	(0.1)	(5)	—
Interest expense	943	1.2	753	0.9
Interest and other, net	869	1.1	748	0.9
Earnings before provision for income taxes	11,271	14.1	12,391	15.0
Provision for income taxes	2,739	3.4	2,987	3.6
Net earnings	$8,532	10.6%	$9,404	11.4%
—————
Note: Certain percentages may not sum to totals due to rounding.

	Six Months Ended
Selected financial and sales data:	July 30, 2023	July 31, 2022	% Change
Comparable sales (% change)	(3.2)%	4.1%	N/A
Comparable customer transactions (% change) (1)	(3.4)%	(5.7)%	N/A
Comparable average ticket (% change) (1)	0.1%	10.0%	N/A
Customer transactions (in millions) (1)	850.1	878.1	(3.2)%
Average ticket (1) (2)	$90.92	$90.82	0.1%
Sales per retail square foot (1) (3)	$638.50	$661.27	(3.4)%
Diluted earnings per share	$8.46	$9.13	(7.3)%
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
Net Sales. Net sales for the first six months of fiscal 2023 were $80.2 billion, a decrease of 3.1% from $82.7 billion for the first six months of fiscal 2022. The decrease in net sales for the first six months of fiscal 2023 reflects the impact of a negative comparable sales environment, primarily driven by a decrease in comparable customer transactions as well as the impact from lumber price deflation.

Fiscal Q2 2023 Form 10-Q	16

Online sales, which consist of sales generated through our websites and mobile applications for products picked up in our stores or delivered to customer locations, represented 14.4% of net sales during the first six months of fiscal 2023 and decreased by 0.7% compared to the first six months of fiscal 2022.
A weaker U.S. dollar positively impacted net sales by $14 million for the first six months of fiscal 2023.
Comparable Sales. Total comparable sales for the first six months of fiscal 2023 decreased 3.2%, reflecting a 3.4% decrease in comparable customer transactions slightly offset by a 0.1% increase in comparable average ticket compared to the first six months of fiscal 2022. The decrease in comparable customer transactions reflects the impact of macroeconomic factors including the broader inflationary environment and moderating demand. Comparable average ticket was primarily impacted by inflation across several product categories, offset by U.S. commodity price deflation, which negatively impacted average ticket growth by approximately 240 basis points, driven primarily by lumber.
During the first six months of fiscal 2023, five of our 14 merchandising departments—Building Materials, Hardware, Outdoor Garden, Plumbing, and Millwork—posted positive comparable sales compared to the first six months of fiscal 2022. All of our other merchandising departments posted negative comparable sales during the first six months of fiscal 2023, with our Lumber department posting a double-digit comparable sales decline primarily resulting from lumber price deflation, partially offset by higher unit sales.
Gross Profit
Gross profit for the first six months of fiscal 2023 decreased 3.3% to $26.7 billion from $27.6 billion for the first six months of fiscal 2022. Gross profit as a percentage of net sales, or gross profit margin, was 33.3% for the first six months of fiscal 2023 compared to 33.4% for the first six months of fiscal 2022. The decrease in gross profit margin during the first six months of fiscal 2023 was primarily driven by higher supply chain costs along with pressure from shrink, partially offset by favorable product mix.
Operating Expenses
Our operating expenses are composed of SG&A and depreciation and amortization.
Selling, General & Administrative. SG&A was $13.3 billion for the first six months of both fiscal 2023 and fiscal 2022. As a percentage of net sales, SG&A was 16.6% for the first six months of fiscal 2023 compared to 16.0% for the first six months of fiscal 2022, primarily reflecting deleverage from a negative comparable sales environment along with previously executed wage investments for hourly associates, partially offset by the one-time benefit from the favorable settlement of litigation with a vendor as well as lower incentive compensation.
Depreciation and Amortization. Depreciation and amortization for the first six months of fiscal 2023 increased $82 million, or 6.7%, to $1.3 billion from $1.2 billion for the first six months of fiscal 2022. As a percentage of net sales, depreciation and amortization was 1.6% for the first six months of fiscal 2023 and 1.5% for the first six months of fiscal 2022, primarily reflecting increased depreciation expense from investments in the business and deleverage from a negative comparable sales environment.
Interest and Other, net
Interest and other, net for the first six months of fiscal 2023 increased $121 million, or 16.2%, to $869 million from $748 million for the first six months of fiscal 2022. As a percentage of net sales, interest and other, net was 1.1% for the first six months of fiscal 2023 and 0.9% for the first six months of fiscal 2022, primarily due to increased variable rate interest on floating rate debt resulting from interest rate swaps, higher debt balances, and deleverage from a negative comparable sales environment, partially offset by higher interest income.
Provision for Income Taxes
Our combined effective income tax rate was 24.3% for the first six months of fiscal 2023 compared to 24.1% for the first six months of fiscal 2022.
Diluted Earnings per Share
Diluted earnings per share were $8.46 for the first six months of fiscal 2023, compared to $9.13 for the first six months of fiscal 2022. The decrease in diluted earnings per share was driven by lower net earnings during the first six months of fiscal 2023, partially offset by lower diluted shares due to share repurchases.

Fiscal Q2 2023 Form 10-Q	17

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
The following table presents the calculation of ROIC, together with a reconciliation of NOPAT to net earnings (the most comparable GAAP measure):

	Twelve Months Ended
dollars in millions	July 30, 2023	July 31, 2022
Net earnings	$16,233	$16,885
Interest and other, net	1,683	1,397
Provision for income taxes	5,124	5,477
Operating income	23,040	23,759
Income tax adjustment (1)	(5,555)	(5,758)
NOPAT	$17,485	$18,001

Average debt and equity	$42,084	$39,485

ROIC	41.5%	45.6%
—————
(1)Income tax adjustment is defined as operating income multiplied by our effective tax rate for the trailing twelve months.
LIQUIDITY AND CAPITAL RESOURCES
At July 30, 2023, we had $2.8 billion in cash and cash equivalents, of which $1.0 billion was held by our foreign subsidiaries. We believe that our current cash position, cash flow generated from operations, funds available from our commercial paper program, and access to the long-term debt capital markets should be sufficient not only for our operating requirements, any required debt payments, and satisfaction of other contractual obligations, but also to enable us to invest in the business, fund dividend payments, and fund any share repurchases through the next several fiscal years. In addition, we believe that we have the ability to obtain alternative sources of financing, if necessary.
Our material cash requirements include contractual and other obligations arising in the normal course of business. These obligations primarily include long-term debt and related interest payments, operating and finance lease obligations, and purchase obligations.
In addition to our cash requirements, we follow a disciplined approach to capital allocation. This approach first prioritizes investing in the business, followed by paying dividends, with the intent of then returning excess cash to shareholders in the form of share repurchases. For fiscal 2023, we plan to invest approximately $3 billion back into the business in the form of capital expenditures, in line with our expectation of approximately two percent of net sales on an annual basis. However, we may adjust our capital expenditures to support the operations of the business, to enhance long-term strategic positioning, or in response to the economic environment, as necessary or appropriate. Capital expenditures were $1.7 billion for the first six months of fiscal 2023.
In February 2023, we announced a 10% increase in our quarterly cash dividend from $1.90 to $2.09 per share. During the first six months of fiscal 2023, we paid cash dividends of $4.2 billion to shareholders. We intend to pay a dividend in the future; however, any future dividend is subject to declaration by our Board of Directors based on our earnings, capital requirements, financial condition, and other factors considered relevant by our Board of Directors.

Fiscal Q2 2023 Form 10-Q	18

In August 2022, our Board of Directors approved a $15.0 billion share repurchase authorization, of which approximately $7.5 billion remained available as of July 30, 2023. In August 2023, our Board of Directors approved a new $15.0 billion share repurchase authorization that replaced the August 2022 authorization and does not have a prescribed expiration date. During the first six months of fiscal 2023, we had cash payments of $5.0 billion for repurchases of our common stock through open market purchases.
DEBT
We have a commercial paper program that allows for borrowings up to $5.0 billion. In connection with our program, we have back-up credit facilities with a consortium of banks for borrowings up to $5.0 billion, which consist of a five-year $3.5 billion credit facility scheduled to expire in July 2027 and a 364-day $1.5 billion credit facility scheduled to expire in July 2024. In July 2023, we completed the renewal of our 364-day $1.5 billion credit facility, extending the maturity from July 2023 to July 2024. All of our short-term borrowings in the first six months of fiscal 2023 were under our commercial paper program, and the maximum amount outstanding at any time was $1.5 billion. At July 30, 2023, we had no outstanding borrowings under our commercial paper program, and we were in compliance with all of the covenants contained in our credit facilities, none of which are expected to impact our liquidity or capital resources.
We also issue senior notes from time to time as part of our capital management strategy. We did not have any issuances of senior notes during the first six months of fiscal 2023. In April 2023, we repaid $1.0 billion of senior notes at maturity.
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
Net cash provided by operating activities increased by $5.0 billion in the first six months of fiscal 2023 compared to the first six months of fiscal 2022, primarily driven by changes in working capital, slightly offset by a decrease in net earnings. Changes in working capital were primarily driven by lower inventory purchases in the first six months of fiscal 2023 relative to the first six months of fiscal 2022.
Investing Activities
Cash used in investing activities increased by $441 million in the first six months of fiscal 2023 compared to the first six months of fiscal 2022, primarily resulting from increased capital expenditures and cash paid for an acquired business during fiscal 2023.
Financing Activities
Cash used in financing activities in the first six months of fiscal 2023 primarily reflected $5.0 billion of share repurchases, $4.2 billion of cash dividends paid, and $1.1 billion of repayments of long-term debt. Cash used in financing activities in the first six months of fiscal 2022 primarily reflected $4.0 billion of share repurchases, $3.9 billion of cash dividends paid, $2.4 billion of repayments of long-term debt, and $496 million of net repayments of short-term debt, partially offset by $4.0 billion of net proceeds from long-term debt.

Fiscal Q2 2023 Form 10-Q	19

CRITICAL ACCOUNTING ESTIMATES
During the first six months of fiscal 2023, there were no changes to our critical accounting estimates or our significant accounting policies as disclosed in the 2022 Form 10-K. Our significant accounting policies are disclosed in Note 1 to our consolidated financial statements.
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
Item 4. Controls and Procedures.
Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) and concluded that our disclosure controls and procedures were effective as of July 30, 2023.
We are in the process of an ongoing business transformation initiative, which includes upgrading and migrating certain accounting and finance systems. We plan to continue to migrate additional business processes over the course of the next few years and have modified and will continue to modify the design and implementation of certain internal control processes as the transformation continues.
Except as described above, there were no other changes in our internal control over financial reporting during the fiscal quarter ended July 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
Except as set forth below, there were no material changes during the second quarter of fiscal 2023 to our disclosure in Part I, Item 3 of our 2022 Form 10-K.
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
As previously reported, in April 2021 we entered into a civil consent decree with the U.S. Department of Justice, the U.S. Environmental Protection Agency (“EPA”), and the states of Utah, Massachusetts, and Rhode Island. The decree required certain changes to lead-safe work practices in our installation services business and provided for stipulated penalties for failure to perform by our third-party installers. In the first quarter of fiscal 2023, the EPA informed us that it believes we owe certain penalties for violations by our third-party installers of documentation requirements under the decree. We are engaged in discussions with the EPA regarding the basis for the stipulated penalties we allegedly owe under the decree. While we cannot predict the amount of stipulated penalties we may ultimately owe to the EPA under the decree, we do not expect it to have a material adverse effect on our consolidated financial condition, results of operations, or cash flows. Further, we expect to recoup any amount we ultimately owe from corresponding fines we levy against our third-party installers.

Fiscal Q2 2023 Form 10-Q	20

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table presents the number and average price of shares purchased in each fiscal month of the second quarter of fiscal 2023:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)(3)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Dollar Value of Shares that May Yet Be Purchased Under the Program(2)(3)
May 1, 2023 – May 28, 2023	2,790,953	$290.49	2,774,542	$8,678,223,515
May 29, 2023 – June 25, 2023	2,155,085	296.88	2,153,723	8,038,825,194
June 26, 2023 – July 30, 2023	1,760,231	315.52	1,757,036	7,484,425,270
	6,706,269	299.12	6,685,301
—————
(1)These amounts include repurchases pursuant to our Omnibus Stock Incentive Plan, as Amended and Restated May 19, 2022, and our 1997 Omnibus Stock Incentive Plan (collectively, the “Plans”). Under the Plans, participants surrender shares as payment of applicable tax withholding on the vesting of restricted stock. Participants in the Plans may also exercise stock options by surrendering shares of common stock that the participants already own as payment of the exercise price. Shares so surrendered by participants in the Plans are repurchased pursuant to the terms of the Plans and applicable award agreement and not pursuant to publicly announced share repurchase programs.
(2)On August 18, 2022, our Board of Directors approved a $15.0 billion share repurchase authorization, of which $7.5 billion remained available as of July 30, 2023. On August 14, 2023, our Board of Directors approved a new $15.0 billion share repurchase authorization that replaced the August 2022 authorization and does not have a prescribed expiration date.
(3)Excludes excise taxes incurred on share repurchases.

SALES OF UNREGISTERED SECURITIES
During the second quarter of fiscal 2023, we issued 2,836 deferred stock units under The Home Depot, Inc. Nonemployee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of the SEC’s Regulation D thereunder. The deferred stock units were credited during the second quarter of fiscal 2023 to the accounts of those non-employee directors who elected to receive all or a portion of board retainers in the form of deferred stock units instead of cash. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.
During the second quarter of fiscal 2023, we credited 1,024 deferred stock units to participant accounts under the Restoration Plans pursuant to an exemption from the registration requirements of the Securities Act for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in these plans.
Item 5. Other Information.
During the fiscal quarter ended July 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of the SEC’s Regulation S-K.

Fiscal Q2 2023 Form 10-Q	21

Item 6. Exhibits.
Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the references in brackets. All other exhibits are filed or furnished herewith.

Exhibit		Description
3.1	*	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q filed on September 1, 2011, Exhibit 3.1]
3.2	*	By-Laws of The Home Depot, Inc. (As Amended and Restated Effective February 23, 2023) [Form 8-K filed on February 28, 2023, Exhibit 3.2]
15.1		Acknowledgement of Independent Registered Public Accounting Firm
31.1		Certification of the Chair, President and Chief Executive Officer pursuant to Rule 13a-14(a)
31.2		Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a)
32.1		Certification of the Chair, President and Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of the Executive Vice President and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Fiscal Q2 2023 Form 10-Q	22

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HOME DEPOT, INC. (Registrant)

By:	/s/ EDWARD P. DECKER
Edward P. Decker, Chair, President and Chief Executive Officer (Principal Executive Officer)

/s/ RICHARD V. MCPHAIL
Richard V. McPhail, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ KIMBERLY R. SCARDINO
Kimberly R. Scardino, Senior Vice President – Finance, Chief Accounting Officer and Controller (Principal Accounting Officer)

Date:	August 21, 2023

Fiscal Q2 2023 Form 10-Q	23