Form 10-Q
period 2023-10-29
HOME DEPOT, INC.
filed 2023-11-21
CIK 354950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2023
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
995,261,844 shares of common stock, $0.05 par value, outstanding as of November 14, 2023

Fiscal Q3 2023 Form 10-Q	i

COMMONLY USED OR DEFINED TERMS

Term	Definition
ASU	Accounting Standards Update
Comparable sales	As defined in the Results of Operations section of MD&A
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
fiscal 2022	Fiscal year ended January 29, 2023
fiscal 2023	Fiscal year ending January 28, 2024
GAAP	U.S. generally accepted accounting principles
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
NOPAT	Net operating profit after tax
Restoration Plans	Home Depot FutureBuilder Restoration Plan and HD Supply Restoration Plan
ROIC	Return on invested capital
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SG&A	Selling, general and administrative
2022 Form 10-K	Annual Report on Form 10-K for fiscal 2022 as filed with the SEC on March 15, 2023

Fiscal Q3 2023 Form 10-Q	ii

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

Fiscal Q3 2023 Form 10-Q	iii

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
THE HOME DEPOT, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

in millions, except per share data	October 29, 2023	January 29, 2023
Assets
Current assets:
Cash and cash equivalents	$2,058	$2,757
Receivables, net	3,932	3,317
Merchandise inventories	22,805	24,886
Other current assets	1,887	1,511
Total current assets	30,682	32,471
Net property and equipment	25,735	25,631
Operating lease right-of-use assets	7,071	6,941
Goodwill	7,937	7,444
Other assets	4,152	3,958
Total assets	$75,577	$76,445

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$11,478	$11,443
Accrued salaries and related expenses	2,034	1,991
Sales taxes payable	590	528
Deferred revenue	2,784	3,064
Income taxes payable	304	50
Current installments of long-term debt	1,362	1,231
Current operating lease liabilities	1,026	945
Other accrued expenses	3,994	3,858
Total current liabilities	23,572	23,110
Long-term debt, excluding current installments	40,567	41,962
Long-term operating lease liabilities	6,300	6,226
Deferred income taxes	753	1,019
Other long-term liabilities	2,955	2,566
Total liabilities	74,147	74,883
Contingencies (Note 8)
Common stock, par value $0.05; authorized: 10,000 shares; issued: 1,796 shares at October 29, 2023 and 1,794 shares at January 29, 2023; outstanding: 996 shares at October 29, 2023 and 1,016 shares at January 29, 2023	90	90
Paid-in capital	12,927	12,592
Retained earnings	82,934	76,896
Accumulated other comprehensive loss	(662)	(718)
Treasury stock, at cost, 800 shares at October 29, 2023 and 778 shares at January 29, 2023	(93,859)	(87,298)
Total stockholders’ equity	1,430	1,562
Total liabilities and stockholders’ equity	$75,577	$76,445
—————
See accompanying notes to consolidated financial statements.

Fiscal Q3 2023 Form 10-Q	1

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
in millions, except per share data	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022
Net sales	$37,710	$38,872	$117,883	$121,572
Cost of sales	24,972	25,648	78,431	80,720
Gross profit	12,738	13,224	39,452	40,852
Operating expenses:
Selling, general and administrative	6,649	6,468	19,919	19,735
Depreciation and amortization	683	608	1,987	1,830
Total operating expenses	7,332	7,076	21,906	21,565
Operating income	5,406	6,148	17,546	19,287
Interest and other (income) expense:
Interest income and other, net	(49)	(7)	(123)	(12)
Interest expense	487	413	1,430	1,166
Interest and other, net	438	406	1,307	1,154
Earnings before provision for income taxes	4,968	5,742	16,239	18,133
Provision for income taxes	1,158	1,403	3,897	4,390
Net earnings	$3,810	$4,339	$12,342	$13,743

Basic weighted average common shares	996	1,020	1,002	1,024
Basic earnings per share	$3.83	$4.25	$12.32	$13.42

Diluted weighted average common shares	999	1,023	1,005	1,028
Diluted earnings per share	$3.81	$4.24	$12.28	$13.37
—————
See accompanying notes to consolidated financial statements.

Fiscal Q3 2023 Form 10-Q	2

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
in millions	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022
Net earnings	$3,810	$4,339	$12,342	$13,743
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(196)	(187)	51	(158)
Cash flow hedges	1	3	5	6
Total other comprehensive income (loss), net of tax	(195)	(184)	56	(152)
Comprehensive income	$3,615	$4,155	$12,398	$13,591
—————
See accompanying notes to consolidated financial statements.

Fiscal Q3 2023 Form 10-Q	3

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended		Nine Months Ended
in millions	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022
Common Stock:
Balance at beginning of period	$90	$90	$90	$90
Shares issued under employee stock plans, net	—	—	—	—
Balance at end of period	90	90	90	90

Paid-in Capital:
Balance at beginning of period	12,842	12,309	12,592	12,132
Shares issued under employee stock plans, net	11	(2)	46	(21)
Stock-based compensation expense	74	78	289	274
Balance at end of period	12,927	12,385	12,927	12,385

Retained Earnings:
Balance at beginning of period	81,213	73,074	76,896	67,580
Net earnings	3,810	4,339	12,342	13,743
Cash dividends	(2,089)	(1,946)	(6,304)	(5,856)
Balance at end of period	82,934	75,467	82,934	75,467

Accumulated Other Comprehensive Income (Loss):
Balance at beginning of period	(467)	(672)	(718)	(704)
Foreign currency translation adjustments, net of tax	(196)	(187)	51	(158)
Cash flow hedges, net of tax	1	3	5	6
Balance at end of period	(662)	(856)	(662)	(856)

Treasury Stock:
Balance at beginning of period	(92,343)	(84,564)	(87,298)	(80,794)
Repurchases of common stock	(1,516)	(1,224)	(6,561)	(4,994)
Balance at end of period	(93,859)	(85,788)	(93,859)	(85,788)
Total stockholders' equity	$1,430	$1,298	$1,430	$1,298
—————
See accompanying notes to consolidated financial statements.

Fiscal Q3 2023 Form 10-Q	4

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
in millions	October 29, 2023	October 30, 2022
Cash Flows from Operating Activities:
Net earnings	$12,342	$13,743
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization	2,415	2,216
Stock-based compensation expense	300	286
Changes in receivables, net	(538)	(312)
Changes in merchandise inventories	2,131	(3,748)
Changes in other current assets	(365)	(568)
Changes in accounts payable and accrued expenses	187	(1,568)
Changes in deferred revenue	(276)	(413)
Changes in income taxes payable	252	30
Changes in deferred income taxes	(310)	129
Other operating activities	301	226
Net cash provided by operating activities	16,439	10,021

Cash Flows from Investing Activities:
Capital expenditures	(2,368)	(2,216)
Payments for businesses acquired, net	(795)	—
Other investing activities	15	(29)
Net cash used in investing activities	(3,148)	(2,245)

Cash Flows from Financing Activities:
Repayments of short-term debt, net	—	(1,035)
Proceeds from long-term debt, net of discounts	—	6,942
Repayments of long-term debt	(1,200)	(2,423)
Repurchases of common stock	(6,465)	(5,136)
Proceeds from sales of common stock	192	146
Cash dividends	(6,304)	(5,856)
Other financing activities	(146)	(185)
Net cash used in financing activities	(13,923)	(7,547)
Change in cash and cash equivalents	(632)	229
Effect of exchange rate changes on cash and cash equivalents	(67)	(110)
Cash and cash equivalents at beginning of period	2,757	2,343
Cash and cash equivalents at end of period	$2,058	$2,462

Supplemental Disclosures:
Cash paid for interest, net of interest capitalized	$1,504	$1,160
Cash paid for income taxes	3,817	4,173
—————
See accompanying notes to consolidated financial statements.

Fiscal Q3 2023 Form 10-Q	5

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
Recently Adopted Accounting Pronouncements
ASU No. 2022-04. In September 2022, the FASB issued ASU No. 2022-04, “Liabilities—Supplier Finance Programs (Topic 405-50): Disclosure of Supplier Finance Program Obligations,” to enhance the transparency of supplier finance programs used by an entity in connection with the purchase of goods and services. The standard requires entities that use supplier finance programs to disclose the key terms, including a description of payment terms, the confirmed amount outstanding under the program at the end of each reporting period, a description of where those obligations are presented on the balance sheet, and an annual rollforward, including the amount of obligations confirmed and the amount paid during the period. The guidance does not affect the recognition, measurement, or financial statement presentation of obligations covered by supplier finance programs. ASU No. 2022-04 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the required rollforward information, which is effective for fiscal years beginning after December 15, 2023. On January 30, 2023, we adopted ASU No. 2022-04 with no impact to our consolidated financial condition, results of operations, or cash flows.
We have a supplier finance program whereby we have entered into payment processing agreements with several financial institutions. Under these agreements, the financial institutions act as our paying agents with respect to accounts payable due to certain suppliers. Participating suppliers may, at their sole discretion, elect to receive payment for one or more of our payment obligations, prior to their scheduled due dates, at a discounted price from participating financial institutions. We are not a party to the agreements between the participating financial institutions and the suppliers in connection with the program, and our rights and obligations to our suppliers are not impacted. We do not reimburse suppliers for any costs they incur for participation in the program. We have not pledged any assets as security or provided any guarantees as part of the program. We have no economic interest in our suppliers’ decisions to participate in the program. Our responsibility is limited to making payment to the respective financial institution according to the terms originally negotiated with the supplier, regardless of whether the supplier elects to receive early payment from the financial institution.
The payment terms we negotiate with our suppliers are consistent, irrespective of whether a supplier participates in the program. Our current payment terms with a majority of our suppliers generally range from 30 to 60 days, which we deem to be commercially reasonable. Our outstanding payment obligations under our supplier finance program were $309 million at October 29, 2023 and $480 million at January 29, 2023, and are recorded within accounts payable on the consolidated balance sheets. The associated payments are included in operating activities within the consolidated statements of cash flows.

Fiscal Q3 2023 Form 10-Q	6

ASU No. 2020-04. In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides practical expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments in this update apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate discontinued as a result of reference rate reform. ASU No. 2020-04 is effective as of March 12, 2020 and may be applied to contract modifications and hedging relationships from the beginning of an interim period that includes or is subsequent to March 12, 2020. This guidance was subsequently amended by ASU No. 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” which was effective upon issuance in December 2022 and extended the temporary relief provided by Topic 848 through December 31, 2024.
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
2.NET SALES
The following table presents net sales, classified by geography:

	Three Months Ended		Nine Months Ended
in millions	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022
Net sales – in the U.S.	$34,544	$35,784	$108,242	$111,834
Net sales – outside the U.S.	3,166	3,088	9,641	9,738
Net sales	$37,710	$38,872	$117,883	$121,572
The following table presents net sales by products and services:

	Three Months Ended		Nine Months Ended
in millions	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022
Net sales – products	$36,156	$37,448	$113,405	$117,261
Net sales – services	1,554	1,424	4,478	4,311
Net sales	$37,710	$38,872	$117,883	$121,572
The following table presents major product lines and the related merchandising departments (and related services):

Major Product Line	Merchandising Departments
Building Materials	Building Materials, Electrical/Lighting, Lumber, Millwork, and Plumbing
Décor	Appliances, Décor/Storage, Flooring, Kitchen and Bath, and Paint
Hardlines	Hardware, Indoor Garden, Outdoor Garden, and Tools

Fiscal Q3 2023 Form 10-Q	7

The following table presents net sales by major product line (and related services):

	Three Months Ended		Nine Months Ended
in millions	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022
Building Materials	$14,744	$15,343	$44,214	$46,095
Décor	12,653	13,070	38,315	40,040
Hardlines	10,313	10,459	35,354	35,437
Net sales	$37,710	$38,872	$117,883	$121,572
Deferred Revenue
For products and services sold in stores or online, payment is typically due at the point of sale. When we receive payment from customers before the customer has taken possession of the merchandise or the service has been performed, the amount received is recorded as deferred revenue until the sale or service is complete. Such performance obligations are part of contracts with expected original durations of typically three months or less. As of October 29, 2023 and January 29, 2023, deferred revenue for products and services was $1.8 billion and $2.0 billion, respectively.
We further record deferred revenue for the sale of gift cards and recognize the associated revenue upon the redemption of those gift cards, which generally occurs within six months of gift card issuance. As of October 29, 2023 and January 29, 2023, our performance obligations for unredeemed gift cards were $1.0 billion and $1.1 billion, respectively. Gift card breakage income, which is our estimate of the portion of our outstanding gift card balance not expected to be redeemed, was immaterial during the three and nine months ended October 29, 2023 and October 30, 2022.
3.PROPERTY AND LEASES
Net Property and Equipment
Net property and equipment included accumulated depreciation and finance lease amortization of $28.1 billion as of October 29, 2023 and $26.6 billion as of January 29, 2023.
Leases
The following table presents the consolidated balance sheet classification related to operating and finance leases:

in millions	Consolidated Balance Sheet Classification	October 29, 2023	January 29, 2023
Assets:
Operating lease assets	Operating lease right-of-use assets	$7,071	$6,941
Finance lease assets (1)	Net property and equipment	2,860	2,899
Total lease assets		$9,931	$9,840
Liabilities:
Current:
Operating lease liabilities	Current operating lease liabilities	$1,026	$945
Finance lease liabilities	Current installments of long-term debt	262	231
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	6,300	6,226
Finance lease liabilities	Long-term debt, excluding current installments	3,032	3,054
Total lease liabilities		$10,620	$10,456
—————
(1) Finance lease assets are recorded net of accumulated amortization of $1.2 billion as of both October 29, 2023 and January 29, 2023.

Fiscal Q3 2023 Form 10-Q	8

The following table presents supplemental non-cash information related to leases:

	Nine Months Ended
in millions	October 29, 2023	October 30, 2022
Lease assets obtained in exchange for new operating lease liabilities	$791	$1,308
Lease assets obtained in exchange for new finance lease liabilities	261	234
4.DEBT AND DERIVATIVE INSTRUMENTS
Short-Term Debt
We have a commercial paper program that allows for borrowings up to $5.0 billion. In connection with our program, we have back-up credit facilities with a consortium of banks for borrowings up to $5.0 billion, which consist of a five-year $3.5 billion credit facility scheduled to expire in July 2027 and a 364-day $1.5 billion credit facility scheduled to expire in July 2024. In July 2023, we completed the renewal of our 364-day $1.5 billion credit facility, extending the maturity from July 2023 to July 2024. All of our short-term borrowings in the first nine months of fiscal 2023 were under our commercial paper program, and the maximum amount outstanding at any time was $1.5 billion. At both October 29, 2023 and January 29, 2023, there were no outstanding borrowings under our commercial paper program.
Long-Term Debt
We did not have any new issuances of senior notes during the first nine months of fiscal 2023. In April 2023, we repaid our $1.0 billion 2.70% senior notes at maturity.
Derivative Instruments and Hedging Activities
We had outstanding interest rate swap agreements with combined notional amounts of $5.4 billion at both October 29, 2023 and January 29, 2023. These agreements are accounted for as fair value hedges that swap fixed for variable rate interest to hedge changes in the fair values of certain senior notes. At October 29, 2023 and January 29, 2023, the fair values of these agreements totaled $1.1 billion and $778 million, respectively, all of which are recognized within other long-term liabilities on the consolidated balance sheets.
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
Collateral. We generally enter into master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit our credit risk, we enter into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain derivative instruments exceeds or falls below contractually established thresholds. The cash collateral posted by the Company related to derivative instruments under our collateral security arrangements was $926 million and $634 million as of October 29, 2023 and January 29, 2023, respectively, which was recorded in other current assets on the consolidated balance sheets. We did not hold any cash collateral as of October 29, 2023 or January 29, 2023.

Fiscal Q3 2023 Form 10-Q	9

5. STOCKHOLDERS' EQUITY
Stock Rollforward
The following table presents a reconciliation of the number of shares of our common stock outstanding and cash dividends per share:

shares in millions	Three Months Ended		Nine Months Ended
	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022
Common stock:
Shares at beginning of period	1,796	1,793	1,794	1,792
Shares issued under employee stock plans, net	—	—	2	1
Shares at end of period	1,796	1,793	1,796	1,793
Treasury stock:
Shares at beginning of period	(795)	(769)	(778)	(757)
Repurchases of common stock	(5)	(4)	(22)	(16)
Shares at end of period	(800)	(773)	(800)	(773)
Shares outstanding at end of period	996	1,020	996	1,020

Cash dividends per share	$2.09	$1.90	$6.27	$5.70
Share Repurchases
In August 2023, our Board of Directors approved a $15.0 billion share repurchase authorization that replaced the previous authorization of $15.0 billion, which was approved in August 2022. This new authorization does not have a prescribed expiration date. As of October 29, 2023, approximately $13.8 billion of the $15.0 billion share repurchase authorization remained available.
The following table presents information about our repurchases of common stock, all of which were completed through open market purchases:

in millions	Three Months Ended		Nine Months Ended
	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022
Total number of shares repurchased	5	4	22	16
Total cost of shares repurchased (1)	$1,516	$1,224	$6,561	$4,994
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

Fiscal Q3 2023 Form 10-Q	10

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the assets and liabilities that are measured at fair value on a recurring basis:

	October 29, 2023	January 29, 2023
in millions	Fair Value (Level 2)	Fair Value (Level 2)
Derivative agreements – assets	$—	$—
Derivative agreements – liabilities	(1,073)	(778)
Total	$(1,073)	$(778)
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
During the third quarter of fiscal 2023, we completed our annual assessment of the recoverability of goodwill for our U.S., Canada, and Mexico reporting units, using a quantitative approach. The quantitative test for goodwill impairment was performed by determining the fair value of the reporting units using a combination of discounted cash flow and market-based approaches. The results of our quantitative analysis indicated that the fair value of each of the reporting units substantially exceeded its respective carrying value, including goodwill. Additionally, during the third quarter of fiscal 2023, we completed our annual assessment of the recoverability of our indefinite-lived intangibles based on quantitative factors and concluded no impairment losses should be recognized.
We did not have any material assets or liabilities that were measured at fair value on a nonrecurring basis during the three and nine months ended October 29, 2023 or October 30, 2022.
Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents, receivables, and accounts payable approximate fair value due to their short-term nature. The following table presents the aggregate fair values and carrying values of our senior notes:

	October 29, 2023		January 29, 2023
in millions	Fair Value (Level 1)	Carrying Value	Fair Value (Level 1)	Carrying Value
Senior notes	$33,135	$38,635	$38,537	$39,908
7.WEIGHTED AVERAGE COMMON SHARES
The following table presents the reconciliation of our basic to diluted weighted average common shares as well as the number of anti-dilutive securities excluded from diluted weighted average common shares:

in millions	Three Months Ended		Nine Months Ended
	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022
Basic weighted average common shares	996	1,020	1,002	1,024
Effect of potentially dilutive securities (1)	3	3	3	4
Diluted weighted average common shares	999	1,023	1,005	1,028

Anti-dilutive securities excluded from diluted weighted average common shares	1	1	1	1
—————
(1)    Represents the dilutive impact of stock-based awards.

Fiscal Q3 2023 Form 10-Q	11

8.CONTINGENCIES
We are involved in litigation arising in the normal course of business. In management’s opinion, any such litigation is not expected to have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

Fiscal Q3 2023 Form 10-Q	12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
The Home Depot, Inc.:
Results of Review of Interim Financial Information
We have reviewed the consolidated balance sheet of The Home Depot, Inc. and its subsidiaries (the “Company”) as of October 29, 2023, the related consolidated statements of earnings, comprehensive income and stockholders’ equity for the three-month and nine-month periods ended October 29, 2023 and October 30, 2022, the related consolidated statements of cash flows for the nine-month periods ended October 29, 2023 and October 30, 2022, and the related notes (collectively, the “consolidated interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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

/s/ KPMG LLP
Atlanta, Georgia
November 20, 2023

Fiscal Q3 2023 Form 10-Q	13

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
EXECUTIVE SUMMARY
The following table presents quarter-to-date and year-to-date highlights of our financial performance:

dollars in millions, except per share data	Three Months Ended		Nine Months Ended
	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022
Net sales	$37,710	$38,872	$117,883	$121,572
Net earnings	$3,810	$4,339	$12,342	$13,743
Diluted earnings per share	$3.81	$4.24	$12.28	$13.37

Net cash provided by operating activities			$16,439	$10,021
Proceeds from long-term debt, net of discounts			$—	$6,942
Repayments of long-term debt			$1,200	$2,423
We reported net sales of $37.7 billion in the third quarter of fiscal 2023. Net earnings were $3.8 billion, or $3.81 per diluted share. For the first nine months of fiscal 2023, net sales were $117.9 billion and net earnings were $12.3 billion, or $12.28 per diluted share.
During the third quarter of fiscal 2023, we opened five new stores in the U.S. and two new stores in Mexico, and we had no store closures, resulting in a store count of 2,333 at the end of the quarter. As of October 29, 2023, a total of 319 stores, or 13.7% of our total store count, were located in Canada and Mexico. For the third quarter of fiscal 2023, sales per retail square foot were $595.71, and for the first nine months of fiscal 2023, sales per retail square foot were $623.17. Our inventory turnover ratio was 4.3 times at the end of the third quarter for both fiscal 2023 and fiscal 2022.
We generated $16.4 billion of cash flow from operations during the first nine months of fiscal 2023. This cash flow, together with cash on hand, was used to fund cash payments of $6.5 billion for share repurchases and $6.3 billion for dividends. In addition, we funded $2.4 billion in capital expenditures and repaid $1.2 billion of long-term debt during the first nine months of fiscal 2023. In February 2023, we announced a 10% increase in our quarterly cash dividend to $2.09 per share.
Our ROIC for the trailing twelve-month period was 38.7% at the end of the third quarter of fiscal 2023 compared to 43.3% at the end of the third quarter of fiscal 2022. The decrease in ROIC was primarily driven by lower operating income along with an increase in average long-term debt over the respective periods. See the Non-GAAP Financial Measures section below for our definition and calculation of ROIC, as well as a reconciliation of NOPAT, a non-GAAP financial measure, to net earnings (the most comparable GAAP financial measure).

Fiscal Q3 2023 Form 10-Q	14

RESULTS OF OPERATIONS
The following table presents the percentage relationship between net sales and major categories in our consolidated statements of earnings.
FISCAL 2023 AND FISCAL 2022 THREE MONTH COMPARISONS

	Three Months Ended
	October 29, 2023		October 30, 2022
dollars in millions	$	% of Net Sales	$	% of Net Sales
Net sales	$37,710		$38,872
Gross profit	12,738	33.8%	13,224	34.0%
Operating expenses:
Selling, general and administrative	6,649	17.6	6,468	16.6
Depreciation and amortization	683	1.8	608	1.6
Total operating expenses	7,332	19.4	7,076	18.2
Operating income	5,406	14.3	6,148	15.8
Interest and other (income) expense:
Interest income and other, net	(49)	(0.1)	(7)	—
Interest expense	487	1.3	413	1.1
Interest and other, net	438	1.2	406	1.0
Earnings before provision for income taxes	4,968	13.2	5,742	14.8
Provision for income taxes	1,158	3.1	1,403	3.6
Net earnings	$3,810	10.1%	$4,339	11.2%
—————
Note: Certain percentages may not sum to totals due to rounding.

	Three Months Ended
Selected financial and sales data:	October 29, 2023	October 30, 2022	% Change
Comparable sales (% change)	(3.1)%	4.3%	N/A
Comparable customer transactions (% change) (1)	(2.7)%	(4.4)%	N/A
Comparable average ticket (% change) (1)	(0.3)%	8.8%	N/A
Customer transactions (in millions) (1)	399.8	409.8	(2.4)%
Average ticket (1) (2)	$89.36	$89.67	(0.3)%
Sales per retail square foot (1) (3)	$595.71	$618.50	(3.7)%
Diluted earnings per share	$3.81	$4.24	(10.1)%
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
Net Sales. Net sales for the third quarter of fiscal 2023 were $37.7 billion, a decrease of 3.0% from $38.9 billion for the third quarter of fiscal 2022. The decrease in net sales for the third quarter of fiscal 2023 reflects the impact of a negative comparable sales environment, primarily driven by a decrease in comparable customer transactions as well as the impact from commodity price deflation.

Fiscal Q3 2023 Form 10-Q	15

Online sales, which consist of sales generated through our websites and mobile applications for products picked up at our stores or delivered to customer locations, represented 14.3% of net sales during the third quarter of fiscal 2023 and increased by 4.6% compared to the third quarter of fiscal 2022.
A weaker U.S. dollar positively impacted net sales by $131 million during the third quarter of fiscal 2023.
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
Total comparable sales for the third quarter of fiscal 2023 decreased 3.1%, reflecting a 2.7% decrease in comparable customer transactions and a 0.3% decrease in comparable average ticket compared to the third quarter of fiscal 2022. The decrease in comparable customer transactions reflects the impact of macroeconomic factors and moderating home improvement demand. Comparable average ticket reflects U.S. commodity price deflation, which negatively impacted average ticket by approximately 60 basis points, partially offset by demand for new and innovative products.
During the third quarter of fiscal 2023, our Building Materials merchandising department posted positive comparable sales compared to the third quarter of fiscal 2022. All of our other merchandising departments posted negative comparable sales during the third quarter of fiscal 2023 compared to the third quarter of fiscal 2022.
Gross Profit
Gross profit for the third quarter of fiscal 2023 decreased 3.7% to $12.7 billion from $13.2 billion for the third quarter of fiscal 2022. Gross profit as a percentage of net sales, or gross profit margin, was 33.8% for the third quarter of fiscal 2023 compared to 34.0% for the third quarter of fiscal 2022. The decrease in gross profit margin during the third quarter of fiscal 2023 was primarily driven by price stabilization, partially offset by lower supply chain costs.
Operating Expenses
Our operating expenses are composed of SG&A and depreciation and amortization.
Selling, General & Administrative. SG&A for the third quarter of fiscal 2023 increased $181 million, or 2.8%, to $6.6 billion from $6.5 billion for the third quarter of fiscal 2022. As a percentage of net sales, SG&A was 17.6% for the third quarter of fiscal 2023 compared to 16.6% for the third quarter of fiscal 2022, primarily reflecting deleverage from a negative comparable sales environment and previously executed wage investments for hourly associates.
Depreciation and Amortization. Depreciation and amortization for the third quarter of fiscal 2023 increased $75 million, or 12.3%, to $683 million from $608 million for the third quarter of fiscal 2022. As a percentage of net sales, depreciation and amortization was 1.8% for the third quarter of fiscal 2023 compared to 1.6% for the third quarter of fiscal 2022, primarily reflecting increased depreciation expense from ongoing investments in the business and deleverage from a negative comparable sales environment.
Interest and Other, net
Interest and other, net, for the third quarter of fiscal 2023 increased $32 million, or 7.9%, to $438 million from $406 million for the third quarter of fiscal 2022. As a percentage of net sales, interest and other, net was 1.2% for the third quarter of fiscal 2023 compared to 1.0% for the third quarter of fiscal 2022, primarily due to increased variable rate interest on floating rate debt resulting from interest rate swaps, higher average debt balances, and deleverage from a negative comparable sales environment, partially offset by higher interest income.
Provision for Income Taxes
Our combined effective income tax rate was 23.3% for the third quarter of fiscal 2023 compared to 24.4% for the third quarter of fiscal 2022. The decrease in our effective rate was driven by certain discrete tax benefits recognized during the third quarter of fiscal 2023.
Diluted Earnings per Share
Diluted earnings per share were $3.81 for the third quarter of fiscal 2023 compared to $4.24 for the third quarter of fiscal 2022. The decrease in diluted earnings per share was primarily driven by lower net earnings during the third quarter of fiscal 2023, partially offset by lower diluted shares due to share repurchases.

Fiscal Q3 2023 Form 10-Q	16

FISCAL 2023 AND FISCAL 2022 NINE MONTH COMPARISONS

	Nine Months Ended
	October 29, 2023		October 30, 2022
dollars in millions	$	% of Net Sales	$	% of Net Sales
Net sales	$117,883		$121,572
Gross profit	39,452	33.5%	40,852	33.6%
Operating expenses:
Selling, general and administrative	19,919	16.9	19,735	16.2
Depreciation and amortization	1,987	1.7	1,830	1.5
Total operating expenses	21,906	18.6	21,565	17.7
Operating income	17,546	14.9	19,287	15.9
Interest and other (income) expense:
Interest income and other, net	(123)	(0.1)	(12)	—
Interest expense	1,430	1.2	1,166	1.0
Interest and other, net	1,307	1.1	1,154	0.9
Earnings before provision for income taxes	16,239	13.8	18,133	14.9
Provision for income taxes	3,897	3.3	4,390	3.6
Net earnings	$12,342	10.5%	$13,743	11.3%
—————
Note: Certain percentages may not sum to totals due to rounding.

	Nine Months Ended
Selected financial and sales data:	October 29, 2023	October 30, 2022	% Change
Comparable sales (% change)	(3.2)%	4.2%	N/A
Comparable customer transactions (% change) (1)	(3.2)%	(5.3)%	N/A
Comparable average ticket (% change) (1)	—%	9.7%	N/A
Customer transactions (in millions) (1)	1,249.8	1,287.9	(3.0)%
Average ticket (1) (2)	$90.42	$90.45	—
Sales per retail square foot (1) (3)	$623.17	$646.81	(3.7)%
Diluted earnings per share	$12.28	$13.37	(8.2)%
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
Net Sales. Net sales for the first nine months of fiscal 2023 were $117.9 billion, a decrease of 3.0% from $121.6 billion for the first nine months of fiscal 2022. The decrease in net sales for the first nine months of fiscal 2023 reflects the impact of a negative comparable sales environment, primarily driven by a decrease in comparable customer transactions as well as the impact from lumber price deflation.
Online sales represented 14.4% of net sales during the first nine months of fiscal 2023 and increased by 0.9% compared to the first nine months of fiscal 2022.
A weaker U.S. dollar positively impacted net sales by $145 million for the first nine months of fiscal 2023.

Fiscal Q3 2023 Form 10-Q	17

Comparable Sales. Total comparable sales for the first nine months of fiscal 2023 decreased 3.2%, reflecting a 3.2% decrease in comparable customer transactions and flat comparable average ticket compared to the first nine months of fiscal 2022. The decrease in comparable customer transactions reflects the impact of macroeconomic factors and moderating home improvement demand. Comparable average ticket was primarily impacted by inflation across several product categories along with demand for new and innovative products, offset by U.S. commodity price deflation, which negatively impacted average ticket by approximately 180 basis points, driven primarily by lumber.
During the first nine months of fiscal 2023, four of our 14 merchandising departments—Building Materials, Hardware, Outdoor Garden, and Plumbing—posted positive comparable sales compared to the first nine months of fiscal 2022. All of our other merchandising departments posted negative comparable sales during the first nine months of fiscal 2023 compared to the first nine months of fiscal 2022, with our Lumber department posting a double-digit comparable sales decline primarily resulting from lumber price deflation, partially offset by higher unit sales.
Gross Profit
Gross profit for the first nine months of fiscal 2023 decreased 3.4% to $39.5 billion from $40.9 billion for the first nine months of fiscal 2022. Gross profit as a percentage of net sales, or gross profit margin, was 33.5% for the first nine months of fiscal 2023 compared to 33.6% for the first nine months of fiscal 2022. The decrease in gross profit margin during the first nine months of fiscal 2023 was primarily driven by price stabilization along with pressure from shrink, partially offset by lower supply chain costs and favorable product mix.
Operating Expenses
Our operating expenses are composed of SG&A and depreciation and amortization.
Selling, General & Administrative. SG&A for the first nine months of fiscal 2023 increased $184 million, or 0.9%, to $19.9 billion from $19.7 billion for the first nine months of fiscal 2022. As a percentage of net sales, SG&A was 16.9% for the first nine months of fiscal 2023 compared to 16.2% for the first nine months of fiscal 2022, primarily reflecting deleverage from a negative comparable sales environment along with previously executed wage investments for hourly associates, partially offset by the one-time benefit from the favorable settlement of litigation with a vendor as well as lower incentive compensation.
Depreciation and Amortization. Depreciation and amortization for the first nine months of fiscal 2023 increased $157 million, or 8.6%, to $2.0 billion from $1.8 billion for the first nine months of fiscal 2022. As a percentage of net sales, depreciation and amortization was 1.7% for the first nine months of fiscal 2023 and 1.5% for the first nine months of fiscal 2022, primarily reflecting increased depreciation expense from ongoing investments in the business and deleverage from a negative comparable sales environment.
Interest and Other, net
Interest and other, net for the first nine months of fiscal 2023 increased $153 million, or 13.3%, to $1.3 billion from $1.2 billion for the first nine months of fiscal 2022. As a percentage of net sales, interest and other, net was 1.1% for the first nine months of fiscal 2023 compared to 0.9% for the first nine months of fiscal 2022, primarily due to increased variable rate interest on floating rate debt resulting from interest rate swaps, higher average debt balances, and deleverage from a negative comparable sales environment, partially offset by higher interest income.
Provision for Income Taxes
Our combined effective income tax rate was 24.0% for the first nine months of fiscal 2023 compared to 24.2% for the first nine months of fiscal 2022.
Diluted Earnings per Share
Diluted earnings per share were $12.28 for the first nine months of fiscal 2023, compared to $13.37 for the first nine months of fiscal 2022. The decrease in diluted earnings per share was primarily driven by lower net earnings during the first nine months of fiscal 2023, partially offset by lower diluted shares due to share repurchases.

Fiscal Q3 2023 Form 10-Q	18

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
The following table presents the calculation of ROIC, together with a reconciliation of NOPAT to net earnings (the most comparable GAAP measure):

	Twelve Months Ended
dollars in millions	October 29, 2023	October 30, 2022
Net earnings	$15,704	$17,095
Interest and other, net	1,715	1,477
Provision for income taxes	4,879	5,540
Operating income	22,298	24,112
Income tax adjustment (1)	(5,347)	(5,844)
NOPAT	$16,951	$18,268

Average debt and equity	$43,810	$42,222

ROIC	38.7%	43.3%
—————
(1)Income tax adjustment is defined as operating income multiplied by our effective tax rate for the trailing twelve months.
LIQUIDITY AND CAPITAL RESOURCES
At October 29, 2023, we had $2.1 billion in cash and cash equivalents, of which $1.0 billion was held by our foreign subsidiaries. We believe that our current cash position, cash flow generated from operations, funds available from our commercial paper program, and access to the long-term debt capital markets should be sufficient not only for our operating requirements, any required debt payments, and satisfaction of other contractual obligations, but also to enable us to invest in the business, fund dividend payments, and fund any share repurchases through the next several fiscal years. In addition, we believe that we have the ability to obtain alternative sources of financing, if necessary.
Our material cash requirements include contractual and other obligations arising in the normal course of business. These obligations primarily include long-term debt and related interest payments, operating and finance lease obligations, and purchase obligations.
In addition to our cash requirements, we follow a disciplined approach to capital allocation. This approach first prioritizes investing in the business, followed by paying dividends, with the intent of then returning excess cash to shareholders in the form of share repurchases. For fiscal 2023, we plan to invest approximately $3 billion back into the business in the form of capital expenditures, in line with our expectation of approximately two percent of net sales on an annual basis. However, we may adjust our capital expenditures to support the operations of the business, to enhance long-term strategic positioning, or in response to the economic environment, as necessary or appropriate. Capital expenditures were $2.4 billion for the first nine months of fiscal 2023.
In February 2023, we announced a 10% increase in our quarterly cash dividend from $1.90 to $2.09 per share. During the first nine months of fiscal 2023, we paid cash dividends of $6.3 billion to shareholders. We intend to pay a dividend in the future; however, any future dividend is subject to declaration by our Board of Directors based on our earnings, capital requirements, financial condition, and other factors considered relevant by our Board of Directors.

Fiscal Q3 2023 Form 10-Q	19

In August 2023, our Board of Directors approved a $15.0 billion share repurchase authorization that replaced the previous authorization of $15.0 billion, which was approved in August 2022. This new authorization does not have a prescribed expiration date. As of October 29, 2023, approximately $13.8 billion of the $15.0 billion share repurchase authorization remained available. During the first nine months of fiscal 2023, we had cash payments of $6.5 billion for repurchases of our common stock through open market purchases.
DEBT
We have a commercial paper program that allows for borrowings up to $5.0 billion. In connection with our program, we have back-up credit facilities with a consortium of banks for borrowings up to $5.0 billion, which consist of a five-year $3.5 billion credit facility scheduled to expire in July 2027 and a 364-day $1.5 billion credit facility scheduled to expire in July 2024. In July 2023, we completed the renewal of our 364-day $1.5 billion credit facility, extending the maturity from July 2023 to July 2024. All of our short-term borrowings in the first nine months of fiscal 2023 were under our commercial paper program, and the maximum amount outstanding at any time was $1.5 billion. At October 29, 2023, we had no outstanding borrowings under our commercial paper program, and we were in compliance with all of the covenants contained in our credit facilities, none of which are expected to impact our liquidity or capital resources.
We also issue senior notes from time to time as part of our capital management strategy. We did not have any issuances of senior notes during the first nine months of fiscal 2023. In April 2023, we repaid $1.0 billion of senior notes at maturity.
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
Net cash provided by operating activities increased by $6.4 billion in the first nine months of fiscal 2023 compared to the first nine months of fiscal 2022, primarily driven by changes in working capital, slightly offset by a decrease in net earnings. Changes in working capital were primarily driven by lower inventory purchases in the first nine months of fiscal 2023 relative to the first nine months of fiscal 2022, as well as timing of vendor payments.
Investing Activities
Net cash used in investing activities increased by $903 million in the first nine months of fiscal 2023 compared to the first nine months of fiscal 2022, primarily resulting from cash paid for acquired businesses as well as increased capital expenditures during fiscal 2023.
Financing Activities
Net cash used in financing activities in the first nine months of fiscal 2023 primarily reflected $6.5 billion of share repurchases, $6.3 billion of cash dividends paid, and $1.2 billion of repayments of long-term debt. Net cash used in financing activities in the first nine months of fiscal 2022 primarily reflected $5.9 billion of cash dividends paid, $5.1 billion of share repurchases, $2.4 billion of repayments of long-term debt, and $1.0 billion of net repayments of short-term debt, partially offset by $6.9 billion of net proceeds from long-term debt.

Fiscal Q3 2023 Form 10-Q	20

CRITICAL ACCOUNTING ESTIMATES
During the first nine months of fiscal 2023, there were no changes to our critical accounting estimates or our significant accounting policies as disclosed in the 2022 Form 10-K. Our significant accounting policies are disclosed in Note 1 to our consolidated financial statements.
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
Item 4. Controls and Procedures.
Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) and concluded that our disclosure controls and procedures were effective as of October 29, 2023.
We are in the process of an ongoing business transformation initiative, which includes upgrading and migrating certain accounting and finance systems. We plan to continue to migrate additional business processes over the course of the next few years and have modified and will continue to modify the design and implementation of certain internal control processes as the transformation continues.
Except as described above, there were no other changes in our internal control over financial reporting during the fiscal quarter ended October 29, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
Except as set forth below, there were no material changes during the first nine months of fiscal 2023 to our disclosure in Part I, Item 3, “Legal Proceedings” of our 2022 Form 10-K.
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

Fiscal Q3 2023 Form 10-Q	21

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table presents the number and average price of shares purchased in each fiscal month of the third quarter of fiscal 2023:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)(3)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Dollar Value of Shares that May Yet Be Purchased Under the Program(2)(3)
July 31, 2023 – August 27, 2023	1,549,939	$328.70	1,546,953	$14,748,903,852
August 28, 2023 – September 24, 2023	1,642,254	324.92	1,640,096	14,216,012,142
September 25, 2023 – October 29, 2023	1,579,519	292.96	1,570,423	13,756,031,773
	4,771,712	315.57	4,757,472
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
(2)On August 14, 2023, our Board of Directors approved a $15.0 billion share repurchase authorization that replaced the previous authorization of $15.0 billion, which was approved on August 18, 2022. This new authorization does not have a prescribed expiration date.
(3)Excludes excise taxes incurred on share repurchases.

SALES OF UNREGISTERED SECURITIES
During the third quarter of fiscal 2023, we issued 553 deferred stock units under The Home Depot, Inc. Nonemployee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of the SEC’s Regulation D thereunder. The deferred stock units were credited during the third quarter of fiscal 2023 to the accounts of those non-employee directors who elected to receive all or a portion of board retainers in the form of deferred stock units instead of cash. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.
During the third quarter of fiscal 2023, we credited 935 deferred stock units to participant accounts under the Restoration Plans pursuant to an exemption from the registration requirements of the Securities Act for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in these plans.
Item 5. Other Information.
During the fiscal quarter ended October 29, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of the SEC’s Regulation S-K.

Fiscal Q3 2023 Form 10-Q	22

Item 6. Exhibits.
Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the references in brackets. All other exhibits are filed or furnished herewith.

Exhibit		Description
3.1	*	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q filed on September 1, 2011, Exhibit 3.1]
3.2	*	By-Laws of The Home Depot, Inc. (As Amended and Restated Effective February 23, 2023) [Form 8-K filed on February 28, 2023, Exhibit 3.2]
10.1	†	Employment Arrangement between Ann-Marie Campbell and The Home Depot, Inc. dated October 25, 2023
15.1		Acknowledgement of Independent Registered Public Accounting Firm
31.1		Certification of the Chair, President and Chief Executive Officer pursuant to Rule 13a-14(a)
31.2		Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a)
32.1		Certification of the Chair, President and Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of the Executive Vice President and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
—————
†    Management contract or compensatory plan or arrangement

Fiscal Q3 2023 Form 10-Q	23

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HOME DEPOT, INC. (Registrant)

By:	/s/ EDWARD P. DECKER
Edward P. Decker, Chair, President and Chief Executive Officer (Principal Executive Officer)

/s/ RICHARD V. MCPHAIL
Richard V. McPhail, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ KIMBERLY R. SCARDINO
Kimberly R. Scardino, Senior Vice President – Finance, Chief Accounting Officer and Controller (Principal Accounting Officer)

Date:	November 20, 2023

Fiscal Q3 2023 Form 10-Q	24