Form 10-K
period 2024-01-28
HOME DEPOT, INC.
filed 2024-03-13
CIK 354950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2024
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting common stock held by non-affiliates of the registrant on July 28, 2023 was $331.5 billion.
The number of shares outstanding of the registrant’s common stock as of February 28, 2024 was 991,015,773 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2024 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K to the extent described herein.

Fiscal 2023 Form 10-K	i

COMMONLY USED OR DEFINED TERMS

Term	Definition
ASU	Accounting Standards Update
BODFS	Buy Online, Deliver From Store
BOPIS	Buy Online, Pickup In Store
BORIS	Buy Online, Return In Store
BOSS	Buy Online, Ship to Store
CDP	The not-for-profit organization formerly known as the Carbon Disclosure Project
Comparable sales	As defined in the Results of Operations section of MD&A
DIFM	Do-It-For-Me
DIY	Do-It-Yourself
EH&S	Environmental, Health, and Safety
EPA	U.S. Environmental Protection Agency
ESG	Environmental, social, and governance
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
fiscal 2020	Fiscal year ended January 31, 2021 (includes 52 weeks)
fiscal 2021	Fiscal year ended January 30, 2022 (includes 52 weeks)
fiscal 2022	Fiscal year ended January 29, 2023 (includes 52 weeks)
fiscal 2023	Fiscal year ended January 28, 2024 (includes 52 weeks)
fiscal 2024	Fiscal year ending February 2, 2025 (includes 53 weeks)
GAAP	U.S. generally accepted accounting principles
IRS	Internal Revenue Service
LIBOR	London interbank offered rate
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MRO	Maintenance, repair, and operations
NOPAT	Net operating profit after tax
NYSE	New York Stock Exchange
PLCC	Private label credit card
Pro	Professional customer
Restoration Plans	Home Depot FutureBuilder Restoration Plan and HD Supply Restoration Plan
ROIC	Return on invested capital
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SG&A	Selling, general, and administrative expenses
SOFR	Secured Overnight Financing Rate

Fiscal 2023 Form 10-K	ii

FORWARD-LOOKING STATEMENTS
Certain statements contained herein, as well as in other filings we make with the SEC and other written and oral information we release, regarding our performance or other events or developments in the future constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may relate to, among other things, the demand for our products and services, including as a result of macroeconomic conditions; net sales growth; comparable sales; the effects of competition; our brand and reputation; implementation of interconnected retail, store, supply chain and technology initiatives; inventory and in-stock positions; the state of the economy; the state of the housing and home improvement markets; the state of the credit markets, including mortgages, home equity loans, and consumer credit; the impact of tariffs; issues related to the payment methods we accept; demand for credit offerings; management of relationships with our associates, potential associates, suppliers and service providers; cost and availability of labor; costs of fuel and other energy sources; events that could disrupt our business, supply chain, technology infrastructure, or demand for our products and services, such as international trade disputes, natural disasters, climate change, public health issues, cybersecurity events, geopolitical conflicts, and military conflicts or acts of war; our ability to maintain a safe and secure store environment; our ability to address expectations regarding environmental, social and governance matters and meet related goals; continuation or suspension of share repurchases; net earnings performance; earnings per share; future dividends; capital allocation and expenditures; liquidity; return on invested capital; expense leverage; changes in interest rates; changes in foreign currency exchange rates; commodity or other price inflation and deflation; our ability to issue debt on terms and at rates acceptable to us; the impact and expected outcome of investigations, inquiries, claims, and litigation, including compliance with related settlements; the challenges of operating in international markets; the adequacy of insurance coverage; the effect of accounting charges; the effect of adopting certain accounting standards; the impact of legal and regulatory changes, including changes to tax laws and regulations; store openings and closures; financial outlook; and the impact of acquired companies on our organization and the ability to recognize the anticipated benefits of any acquisitions.
Forward-looking statements are based on currently available information and our current assumptions, expectations and projections about future events. You should not rely on our forward-looking statements. These statements are not guarantees of future performance and are subject to future events, risks and uncertainties — many of which are beyond our control, dependent on the actions of third parties, or currently unknown to us — as well as potentially inaccurate assumptions that could cause actual results to differ materially from our historical experience and our expectations and projections. These risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. Risk Factors, and elsewhere in this report and also as may be described from time to time in future reports we file with the SEC. You should read such information in conjunction with our consolidated financial statements and related notes and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report. There also may be other factors that we cannot anticipate or that are not described herein, generally because we do not currently perceive them to be material. Such factors could cause results to differ materially from our expectations. Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements other than as required by law. You are advised, however, to review any further disclosures we make on related subjects in our filings with the SEC and in our other public statements.

Fiscal 2023 Form 10-K	iii

PART I
Item 1. Business.
INTRODUCTION
The Home Depot, Inc. is the world’s largest home improvement retailer based on net sales for fiscal 2023. We offer our customers a wide assortment of building materials, home improvement products, lawn and garden products, décor products, and facilities maintenance, repair and operations products. We also provide a number of services, including home improvement installation services and tool and equipment rental. As of the end of fiscal 2023, we operated 2,335 stores located throughout the U.S. (including the Commonwealth of Puerto Rico and the territories of the U.S. Virgin Islands and Guam), Canada, and Mexico. The Home Depot stores average approximately 104,000 square feet of enclosed space, with approximately 24,000 additional square feet of outside garden area. We also maintain a network of distribution and fulfillment centers, as well as a number of e-commerce websites in the U.S., Canada and Mexico. When we refer to “The Home Depot,” the “Company,” “we,” “us” or “our” in this report, we are referring to The Home Depot, Inc. and its consolidated subsidiaries.
The Home Depot, Inc. is a Delaware corporation that was incorporated in 1978. Our Store Support Center (corporate headquarters) is located at 2455 Paces Ferry Road, Atlanta, Georgia 30339. Our telephone number at that address is (770) 433-8211.
OUR BUSINESS
OUR STRATEGY
The retail landscape has changed rapidly over the past several years, with a complex macroeconomic environment and customer expectations continually evolving. In fiscal 2023, we experienced a year of moderation after the unprecedented growth of the prior three years, as we navigated the continued shift in consumer consumption trends away from goods and towards services and the impact of a rising interest rate environment. Our ability to operate successfully and meet the needs of our customers in an efficient and cost-effective way was due in significant part to our investments over the past several years aimed at creating an interconnected, frictionless shopping experience that enables our customers to seamlessly blend the digital and physical worlds. Going forward, we will continue to leverage the momentum of these investments and invest in our business in support of the following goals:
•We intend to provide the best customer experience in home improvement and develop differentiated capabilities for our customers;
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
•Second, after meeting the needs of the business, we look to pay a quarterly dividend.
•Third, after reinvesting in our business and paying our dividend, we intend to return excess cash to our shareholders through share repurchases.
In fiscal 2023, we invested $3.2 billion in capital expenditures to support our business, advance our goals, and continue to build an interconnected customer experience. We also focused on driving productivity throughout the business by lowering our product and transportation costs and initiating a plan to reduce our fixed cost structure by approximately $500 million, which we expect will be realized in fiscal 2024. The combination of reinvesting in the business to drive higher sales and supporting productivity to lower costs allows us to improve our customer experience, increase our competitiveness in the market, and deliver shareholder value.

Fiscal 2023 Form 10-K	1

In fiscal 2023, we returned over $16 billion to shareholders in the form of cash dividends and share repurchases. Our capital allocation is discussed further in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OUR CUSTOMERS
We serve two primary customer groups — consumers (including both DIY and DIFM customers) and professional customers — and have developed varying approaches to meet their diverse needs:
DIY Customers
These customers are typically homeowners who purchase products and complete their own projects and installations. Our associates assist these customers both in our stores and through online resources and other media designed to provide product and project knowledge. We also offer a variety of clinics and workshops both to share this knowledge and to build an emotional connection with our DIY customers. As the preferences and behaviors of our DIY customers are changing, we are investing in capabilities to better serve the needs of those customers.
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
We have a number of initiatives designed to drive growth with Pros, including those working on both simple and complex projects. We remain focused on providing a customized online experience, a dedicated sales force, a broad assortment of Pro-focused products and brands, an extensive delivery network, our Pro Xtra loyalty program, and enhanced credit offerings. Building on our historical strength as a destination for urgent purchase needs, we are investing in differentiated capabilities that will help us better serve our Pros’ complex purchase needs, including expanded supply chain capabilities, additional trade credit offerings, more showroom space, and an enhanced order management system.
We serve the MRO marketplace through our subsidiary HD Supply, a leading national distributor and provider of MRO products and related value-added services to multifamily, hospitality, healthcare, and government housing facilities, among others. Our MRO operations use a distribution center-based model that sells products primarily through a professional sales force and through e-commerce platforms and print catalogs.
In October 2023, we announced changes to our leadership structure, aligning our outside sales and service business with our global store organization to better serve our Pros by leveraging our full ecosystem and newest capabilities. We recognize the great value our Pros provide to their clients, and we strive to make their jobs easier and help them grow their businesses, from expanded capabilities to improve their business and customer experience to the Path to Pro network we are building for Pros to connect with jobseekers to help address the skilled labor shortage. We believe that investments aimed at deepening our relationships with our Pros are yielding increased engagement and will continue to translate into incremental sales to these customers.
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
OUR PRODUCTS AND SERVICES
A typical The Home Depot store stocks approximately 30,000 to 40,000 items during the year, including both national brand name and proprietary products. Our online product offerings complement our stores by serving as an extended aisle, and we offer a significantly broader product assortment through our websites and mobile applications, including homedepot.com, our primary website; homedepot.ca and homedepot.com.mx, our websites in Canada and Mexico, respectively; hdsupply.com, our website for our MRO products and related services; our websites for custom window coverings including blinds.com, justblinds.com and americanblinds.com; and thecompanystore.com, our website featuring textiles and décor products.

Fiscal 2023 Form 10-K	2

We believe our merchandising organization is a key competitive advantage, delivering product innovation, assortment and value, which reinforces our position as the product authority in home improvement. In fiscal 2023, we continued to invest in merchandising resets in our stores to refine assortments, optimize space productivity, introduce innovative new products to our customers, and improve visual merchandising to drive a better shopping experience. At the same time, we remain focused on offering everyday values in our stores and online. To help our merchandising organization keep pace with changing customer expectations and increasing desire for innovation, localization, and personalization, we are continuing to invest in tools to better leverage our data and drive a deeper level of collaboration with our supplier partners. As a result, we have continued to focus on enhanced merchandising information technology tools to help us: (1) build an interconnected shopping experience that is tailored to our customers’ shopping intent and location; (2) provide the best value in the market; and (3) optimize our product assortments. Our merchandising team leverages technology and works closely with our inventory and supply chain teams, as well as our supplier partners, to manage our assortments, drive innovation, manage the cost environment, and adjust inventory levels to respond to fluctuations in demand.
To complement our merchandising efforts, we offer a number of services for our customers, including installation services for our DIY and DIFM customers, as noted above. We also provide tool and equipment rentals at locations across the U.S. and Canada, providing value and convenience for both Pros and consumers. To improve the customer experience and continue to grow this differentiated service offering, we are continuing to invest in more locations (including continuing to pilot rental locations in Mexico), more tools, and better technology.
Sourcing and Quality Assurance
We maintain a global sourcing program to obtain high-quality and innovative products directly from manufacturers in the U.S. and around the world. During fiscal 2023, in addition to our U.S. sourcing operations, we maintained sourcing offices in Mexico, Canada, China, India, Vietnam and Europe. To ensure that suppliers adhere to our high standards of social and environmental responsibility, we also have a global responsible sourcing program. Under our supplier contracts, our suppliers are obligated to ensure that their products comply with applicable international, federal, state and local laws. These contracts also require compliance with our responsible sourcing standards, which cover a variety of expectations across multiple areas of social compliance, including supply chain transparency, compliance with applicable laws and regulations addressing prohibitions on child and forced labor, health and safety, environmental matters, compensation, and hours of work. To drive accountability with our suppliers, our standard supplier buying agreement includes a factory audit right related to these standards, and we conduct factory audits and compliance visits with non-Canada and non-U.S. suppliers of private branded and direct import products. Our 2023 Responsible Sourcing Report, available on our website at https://corporate.homedepot.com under “Responsibility > Sourcing Responsibly,” provides more information about this program. In addition, we have both quality assurance and engineering resources dedicated to establishing criteria and overseeing compliance with safety, quality and performance standards for our private branded products.
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
COMPETITION AND SEASONALITY
Our industry is highly competitive, fragmented, and evolving. As a result, we face competition for customers for our products and services from a variety of retailers, suppliers, service providers, and distributors and manufacturers that sell products directly to their respective customer bases. These competitors range from traditional brick-and-mortar, to multichannel, to exclusively online, and they include a number of other home improvement retailers; local,

Fiscal 2023 Form 10-K	3

regional and national hardware stores; electrical, plumbing and building materials supply houses; and lumber yards. With respect to some products and services, we also compete with specialty design stores, showrooms, discount stores, paint stores, specialty and mass digital retailers, warehouse clubs, MRO distributors, home décor retailers, and other retailers, as well as with providers of home improvement services and tool and equipment rental. The internet facilitates competitive entry, price transparency, and comparison shopping, increasing the level of competition we face.
Both in-store and online, we compete primarily based on customer experience, price, quality, product availability and assortment, and delivery options. We also compete based on store location and appearance, presentation of merchandise, and ease of shopping experience. Our Pros also look for dedicated sales support, competitive credit and pricing options, project planning tools, and product depth and job lot quantities, particularly for their complex purchase needs. Furthermore, with respect to delivery options, customers are seeking faster and/or guaranteed delivery times, low-price or free shipping, and/or convenient pickup options. Our ability to be competitive on delivery and pickup times, options and costs depends on many factors, including the success of our supply chain investments, described more fully under “Our Supply Chain” below.
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
Digital Experience
Enhancements to our digital properties are critical for our increasingly interconnected customers, who often research products and check available inventory online before going into one of our stores to view products in person or talk to an associate and then making their purchase either in store or online. While in the store, customers may also go online to access ratings and reviews, compare prices, view our extended assortment, and purchase additional products. Our investments in a truly interconnected experience are focused on bringing together the power of our physical retail presence and the frictionless interaction of our digital capabilities.
A significant majority of the traffic in our digital channels is on mobile devices. Mobile customers expect more simplicity and relevancy in their digital interactions. As a result, we have made investments in our digital properties to improve the overall presentation and ease of navigation for the user. We have also enhanced the “shopability” of an online product by including more information on the product’s landing page, including related products and/or parts of a collection, as well as various fulfillment options. We believe our focus on improving search capabilities, site functionality, category presentation, product content, speed to checkout, and fulfillment options has yielded higher traffic, better conversion and continued sales growth.
Further, we do not view the interconnected shopping experience as a specific transaction; rather, we believe it encompasses an entire journey from inspiration and know-how, to purchase and fulfillment, to post-purchase care and support. Customers expect more personalized messaging, so we are continuing to focus on connecting marketing activities with the online and in-store experiences to create seamless engagement across channels. From the inspirational point of the purchase journey to providing product know-how, we continue to invest in the infrastructure and capabilities needed to deliver the most relevant marketing messages to our customers based on what is important to them today.
Store Experience
Our stores remain the hub of our business, and we continue to invest to improve the customer shopping experience through easier navigation and increased convenience and speed of checkout. In fiscal 2023, we continued to leverage the investments made in our stores over the past several years to operate effectively and meet customer expectations. These investments included wayfinding signage and store refresh packages; self-service lockers, online order storage areas and curbside service to enable convenient online order pickup options; electronic shelf label capabilities; and the re-design of front-end areas, including reconfigured service desks, improved layouts in checkout areas, and expanded and enhanced self-checkout options. We have also empowered our customers with additional self-help tools, including mobile app-enabled store navigation. Our app provides store-specific maps, which allow customers to pinpoint the exact location of an item on their mobile devices. Finally, we have also invested in compensation enhancements for our front-line associates, which we believe are contributing to lower attrition, increased associate engagement, and fewer safety incidents in our stores. We believe these investments

Fiscal 2023 Form 10-K	4

are driving higher customer satisfaction scores, and we will continue to invest to improve the customer experience. In addition, we have identified areas that have experienced significant population growth or where market voids exist, and in fiscal 2023 we initiated a plan to open approximately 80 new stores over a five-year period to address those opportunities. These new stores will help relieve pressure at existing high-volume stores and add stores in areas with less store coverage, helping us to improve the customer experience and drive revenue growth.
Investing in Associate Productivity. We continually strive to improve our store operations to remove complexity and inefficient processes, allowing our associates to spend more of their time serving our customers. To this end, we have continued to focus on process improvements like optimizing product flow to improve on-shelf product availability and thus decrease the amount of time store associates spend locating products; creating a simpler order management system; expanding in-aisle, real-time mobile learning tools for our associates’ own development and to assist with customer questions; and using labor model tools to better align associate activity with customer needs. For a number of years, our associates have used web-enabled handheld devices to help them more efficiently meet the needs of the business and serve customers. Our current generation of these digital “hdPhone” devices offers enhanced functionality that allows associates to readily query inventory, access applications that support customer service, and assist with locating products. Our hdPhones also give our U.S. store associates access to Sidekick, an application that directs associates to bays where product is low or out of stock and helps our associates prioritize the highest value tasks more effectively. To further support productivity, in fiscal 2023 we rolled out Computer Vision in our U.S. stores, which provides greater visibility into where product is located, including both on the shelves and in the overhead space, enabling strategically-directed tasking and improving on-shelf availability.
Investing in Safety. We remain committed to maintaining a safe shopping and working environment for our customers and associates. We accomplish this by creating a strong culture of safety, building on our core value of Taking Care of Our People, that starts from the top with engaged leaders who empower associates to make decisions that prioritize the safety of everyone. We use data to identify areas of greatest risk, including emerging risks, and invest in tools, equipment and technology to reduce those risks in our packaging, processes, and behaviors. Our associate training and awareness initiatives target individual roles and responsibilities, integrating with overall strategies that promote physical and psychological safety and mental wellness.
We empower trained EH&S associates to continuously evaluate, develop, implement and enforce policies, processes and programs in our stores, facilities and offices across the Company. Our EH&S policies are woven into our everyday operations for site, district and regional teams, and integrate with operating platforms to provide safety line-of-sight to all leaders and associates. Common program elements include daily store inspection checklists; routine follow-up audits from our store-based safety team members; preventative maintenance programs to promote equipment and physical space safety; and departmental merchandising safety standards.
OUR SUPPLY CHAIN
We continue to focus on building best-in-class competitive advantages in our supply chain to be responsive to our customers’ expectations for how, when and where they choose to receive our products and services. As part of enhancing the interconnected shopping experience, we continue to invest in our supply chain network, with the goal of achieving the fastest, most efficient and most reliable delivery capabilities in home improvement. Our efforts are focused on ensuring product availability and increasing the speed and reliability of delivery for our customers while managing our costs. Our supply chain investments have helped us to operate effectively and meet our customers’ needs, even with the challenging environment over the past few years.
We centrally forecast and replenish the vast majority of our store products through sophisticated inventory management systems and utilize our network of distribution centers to serve both our stores’ and customers’ needs. Our supply chain includes multiple distribution center platforms in the U.S., Canada, and Mexico tailored to meet the needs of our stores and customers based on types of products, location, transportation, and delivery requirements. These include rapid deployment centers, stocking distribution centers, bulk distribution centers, flatbed distribution centers, and direct fulfillment centers, among others. Over the past several years, we have invested to further automate and mechanize our rapid deployment center network to drive greater efficiency and faster movement of product.
We are also continuing to enhance our supply chain network, with our expanded fulfillment facilities designed to drive speed and reliability of delivery for our customers. In many markets we offer same day or next day delivery of a multitude of products through our stores and fulfillment centers. We also have omni-channel fulfillment centers, which deliver product directly to customers, and market delivery operations, which function as local hubs to consolidate freight for dispatch to customers for the final mile of delivery, with a focus on appliances. We met our goals to control more of our appliance delivery end-to-end and manage all of our appliance delivery volume through our market delivery operations in fiscal 2022, and in fiscal 2023, we continued to invest in these capabilities,

Fiscal 2023 Form 10-K	5

including expansion of our last mile delivery capacity. We have also opened additional flatbed distribution centers, which handle large items like lumber and building materials that are transported on flatbed trucks. Our network is designed to create a competitive advantage with unique, industry-leading capabilities for home improvement needs for both our Pros and consumers. We will continue to invest in our supply chain network as needed to support our business.
In addition to our distribution and fulfillment centers, we leverage our stores as a network of convenient customer pickup, return, and delivery fulfillment locations. Our premium real estate footprint provides a distinct structural and competitive advantage. For customers who shop online and want to pick up or return merchandise at a store, or have it delivered from a store, we have four interconnected retail programs: BOSS, BOPIS, BODFS, and BORIS. We also provide curbside pickup to complement our BOPIS offerings, in addition to the self-service lockers at the front entrance of many of our stores. We also offer car and van delivery service from the majority of our U.S. stores. For fiscal 2023, approximately 50% of our U.S. online orders were fulfilled through a store. We also continue to focus on developing new capabilities to improve both efficiency and customer experience for delivery from our stores. Our strategic intent is to have a portfolio of efficient, timely and reliable sources and methods of delivery to choose from, optimizing order fulfillment and delivery based on customer needs, inventory locations, and available transportation options.
CORPORATE RESPONSIBILITY AND HUMAN CAPITAL MANAGEMENT
We view corporate responsibility matters through the lens of our business, with an understanding that if we support our associates, our customers, our supplier partners, and the communities we serve, we also support our business and create long-term value for our shareholders. As a result, we believe that what is commonly called ESG today is fundamentally embedded in our operations and culture. We organize our efforts around three pillars: (1) Focus on Our People, (2) Operate Sustainably, and (3) Strengthen Our Communities. Highlights of each of these pillars are set forth below. For further information on our three pillars and other ESG-related matters, see our annual ESG Report, available on our website at https://corporate.homedepot.com/responsibility.
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

Customers
Front Line Associates
Field Support
Corporate Office
CEO

Our values also guide our efforts to create an environment that will help us attract and retain skilled associates in the competitive marketplace for talent. We empower our associates to deliver a superior customer experience by living our values, and we position our associates to embody our core values by integrating the importance of our culture into ongoing development programs and rewards programs. Leaders participate in programs designed to

Fiscal 2023 Form 10-K	6

build and strengthen our culture, such as training on leadership skills, cross-functional collaboration, inclusiveness, and associate engagement, and associates receive training on unconscious bias. Our core values are at the root of our human capital management programs.
Our Workforce. At the end of fiscal 2023, we employed approximately 463,100 associates, of whom approximately 46,200 were salaried, with the remainder compensated on an hourly basis. Set forth below is the geographic makeup of our workforce:

Geographic Location	Number of Associates	% of Total Workforce
United States	411,200	88.8%
Canada	33,800	7.3%
Mexico	17,800	3.8%
Other (1)	300	0.1%
Total	463,100	100%
————
(1)    Includes associates in our sourcing organization located in China, Vietnam, India, Italy, Poland and Turkey.
Talent Attraction and Development. As we attract and hire new associates, we strive to create a customer-like experience for jobseekers by focusing on speed and personalization as they progress through the steps of our recruiting process. We employ targeted marketing practices through our careers website, which personalizes the user’s experience based on jobseeker location and searching behavior. Jobseekers can also apply for roles from anywhere using desktop or mobile devices. Once a jobseeker has applied for a role and has been selected to move forward in the recruiting process, we provide self-service for many of our positions by allowing candidates to schedule or reschedule pre-hire activities directly from their mobile device. Lastly, we created a quick hiring process for select roles by matching candidates to jobs that fit their needs.
We offer all of our associates the opportunity to benefit from robust development opportunities. Our Home Depot University, or “HDU,” program, is a key part of this development, offering relevant content through multiple platforms, including instructor-led classes, e-learning, mobile learning, and additional online resources. We also invest in ongoing growth and development by providing coaching through continuous leader support and empowering our associates to learn new skills at their own pace through mobile applications our associates can access at any time. We equip our leaders with the tools they need to develop themselves and their teams through several programs designed to help them lead inclusively, empower their teams, and serve as mentors for our associates.
We also continue to work to ensure our store leadership structure supports both associate development and engagement as well as alignment across our organization. In fiscal 2023, we continued to refine the updated store leadership structure established in fiscal 2022, which created new management positions in our stores focused on the customer service experience, increasing the number of managers on the floor at any given time. This structure frees up time for other store leaders to devote to associate training and development. The result is an improved customer and associate experience, while also providing new career paths for associates. In fiscal 2023, we also announced changes to our senior leadership structure to better align the outside sales and service team with the global store organization, so that both outside sales and store associates can better serve our Pros.
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
Diversity, Equity and Inclusion. Guided by our core values and grounded in our culture, we believe that having a diverse, equitable and inclusive Company is key to our success. We strive to maintain a Company where our associates are valued and respected and feel a sense of belonging in the workplace, so that they can provide the customer experience that supports our business and the communities we serve. Our Office of Diversity, Equity and Inclusion (“DEI”) supports our DEI engagement efforts with our associates, suppliers, and communities.

Fiscal 2023 Form 10-K	7

Below is the fiscal 2023 demographic data for our U.S. associates:

Associate Population	Race/Ethnicity			Gender
	% Minority	% White	% Undisclosed	% Female	% Male	% Undisclosed
U.S. Workforce	49%	49%	2%	37%	62%	1%
U.S. Managers & Above (1)	39%	60%	1%	35%	65%	1%
U.S. Officers	25%	74%	1%	31%	68%	1%
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
As a Company, we have identified several priorities designed to guide our efforts to enhance diversity, equity and inclusion. We believe these associate-, supplier- and community-focused priorities will further enhance our customers’ experience and make a sustainable difference within the workplace, marketplace, and community:
•Associate Engagement
◦Consider inclusivity throughout our organization and create an environment where every associate feels included and valued for who they are
◦Promote equal opportunity in recruitment, hiring, training, development and advancement
•Supplier Diversity
◦Increase visibility into our spend with diverse suppliers, including diverse subcontractors
◦Increase the pipeline of diverse suppliers to be considered for engagement
•Community Engagement
◦Partner with organizations on programs designed to close the wealth gap
◦Support programs that advance education for all
Compensation and Benefits. Consistent with our core values, we take care of our people by offering competitive compensation and comprehensive benefits programs. We continuously make wage investments to ensure our compensation packages reflect the evolving circumstances across our markets. Our profit-sharing program for hourly associates also provides semi-annual cash awards for performance against our business plan. Our associates can take advantage of a range of benefits, including healthcare and wellness programs, vacation and leave of absence benefits including parental leave and paid sick/personal time off, a 401(k) match, our ESPPs, personal finance education and advisory services, assistance programs to help with managing personal and work-life challenges, family support programs, and educational assistance.
Operate Sustainably
We have a long-standing commitment to reduce the impact that our operations and products have on the environment, which we believe helps make our business stronger, more agile, and more resilient. This approach extends from the products and services we offer to our customers; to our store construction, maintenance and operations; to our supply chain and packaging initiatives; to our ethical sourcing program. As we strive to operate sustainably, we have focused on efforts that help protect the climate, reduce our environmental impact, and source products responsibly, and we have set goals to drive progress in these areas.
Our 2023 ESG Report, available on our website at https://corporate.homedepot.com/responsibility, includes more information on our goals, as well as specific initiatives we have in place to help achieve these goals. In order to progress against our goals to reduce our environmental footprint, we have a number of environmentally focused programs and initiatives.
Science-Based Targets for Emissions Reductions. In fiscal 2023, we submitted new reduction goals to the Science Based Targets initiative (SBTi) to reduce Scope 1, 2 and 3 emissions in line with the Paris Agreement goals, and we further enhanced our goal for Scope 3 emissions reductions in early fiscal 2024. We now plan to reduce our combined absolute Scope 1 and 2 emissions and our absolute Scope 3 Category 11 (“Use of Sold Products”) emissions by 42%, each by the end of fiscal 2030 from a fiscal 2020 base year. The SBTi has validated that our enhanced goals conform with its criteria and has determined that our Scope 1 and 2 target is in line with a 1.5-degree Celsius trajectory. Adoption of these SBTi-approved goals builds on and supersedes our previous science-based goals to reduce Scope 1 and 2 carbon emissions by 2.1% per year, to achieve a 40% reduction by the end of fiscal 2030 and a 50% reduction by the end of fiscal 2035.

Fiscal 2023 Form 10-K	8

Store Operations and Renewable/Alternative Energy. We have reduced U.S. store electricity consumption through initiatives such as LED lighting upgrades; installation of energy-efficient HVAC systems; and participation in demand mitigation. We have also invested in on-site alternative or renewable energy projects such as fuel cells and solar panels and contracts with off-site wind and solar power providers. We have continued to work toward our goal to produce or procure renewable electricity equivalent to the electricity needs for all Home Depot facilities by the end of fiscal 2030.
Product Offerings. Through our Eco ActionsTM program, we have helped our customers more easily identify products related to five areas: carbon emissions, circularity, responsible chemistry, sustainable forestry, and water use. Under our Eco Actions program, we sell ENERGY STAR® certified appliances; WaterSense®-labeled bath faucets, showerheads, aerators, toilets, and irrigation controllers; LED light bulbs; tankless water heaters; and many other products. These products, through proper use, help our customers save money on their utility bills and reduce their environmental impact, and in fiscal 2023 we set new goals for customer savings on energy costs and reduced water usage through purchases of these products. In fiscal 2023, we also announced a goal that by the end of fiscal 2028, 85% of our U.S. and Canada in-store and online sales of push mowers and handheld outdoor power equipment will be powered by rechargeable battery technology. Through Eco Actions, we also provide customers with resources, such as project tutorials, to take individual action on environmental issues.
In-Store Recycling Programs. We offer customer-facing recycling programs in the U.S., including in-store recycling programs for compact fluorescent light bulbs, rechargeable batteries, and lead acid batteries.
Chemical Strategy. We are committed to increasing our assortment of products that meet high environmental standards, and we encourage our suppliers to invest in developing environmentally innovative products. We periodically evaluate our Chemical Strategy to ensure our approach and goals are appropriate. In fiscal 2023, we updated our Chemical Strategy to include a new goal to not allow added PFAS (Perfluoroalkyl and Polyfluoroalkyl Substance) chemicals in our new private-brand patio and home décor products sold in our U.S. and Canada stores by the end of fiscal 2025.
Sustainable Packaging. In addition to our goal related to eliminating expanded polystyrene foam (EPS) and polyvinyl chloride (PVC) film from new packaging for our private-brand products sold in U.S. and Canada stores and online, we are continually working with our suppliers to find ways to make product packaging more recyclable or simply use less material, such as through the reduction of single-use plastics. In fiscal 2023, we also announced a new goal that all private brand fiber packaging for new SKUs in our U.S. and Canada stores and online will be compostable, recyclable or recycled content by the beginning of fiscal 2027.
Supply Chain Optimization. Through our supply chain initiatives such as space sharing and optimization technology, we are working to maximize our use of every mile to make our supply chain more efficient.
CDP Participation. We are a long-standing participant in the annual CDP Climate Change disclosure process. CDP is an independent, international, not-for-profit organization providing a global system for companies and cities to measure, disclose, manage, and share environmental information. In February 2024, we received a score of “A-” from CDP on our Climate Change submission, reflecting leadership and an improved level of action on climate change. We began participating in CDP’s Forests disclosure process in fiscal 2023, receiving a score of “C” on our first submission, indicating awareness of how these issues intersect with our business.
Over the past several years, our commitment to sustainable operations has resulted in a number of environmental awards and recognitions. In 2023, we received the following awards: an EPA WaterSense® Partner of the Year Award for our commitment to offering and promoting water-efficient products; an EPA Safer Choice Partner of the Year Award, which recognizes achievement in products with safer chemicals that furthers innovative source reduction; and an EPA ENERGY STAR® Partner of the Year Award for our contribution to promoting energy efficiency.
Strengthen our Communities
One of our core values is “Giving Back,” and we support our communities in a number of ways. The Home Depot Foundation focuses on improving the homes and lives of U.S. veterans, assisting communities affected by natural disasters, and training skilled tradespeople to fill the labor gap. The Company and The Home Depot Foundation are partnering with industry leaders on training programs to train the next generation of skilled tradespeople and help them find careers in the home improvement industry through our Path to Pro program, which includes a career networking site to connect skilled tradespeople to industry Pros. Our Team Depot associate volunteers also extend the mission of The Home Depot Foundation in communities across the country, donating thousands of volunteer hours each year to serve the needs of our communities.

Fiscal 2023 Form 10-K	9

We partner with a variety of suppliers and organizations to further support our DEI efforts. As noted above, our Office of DEI partners with community organizations on programs designed to close the wealth gap and enhance education outcomes across a broad range of communities. We are working to cultivate a supplier base that creates long-lasting growth and mutual business success, while strengthening the communities in which our customers and associates live.
Please see our 2023 ESG Report for additional information about our efforts to support the communities we serve.
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
These competitors range from traditional brick-and-mortar, to multichannel, to exclusively online, and they include a number of other home improvement retailers; local, regional and national hardware stores; electrical, plumbing and building materials supply houses; and lumber yards. With respect to some products and services, we also compete with specialty design stores, showrooms, discount stores, paint stores, specialty and mass digital retailers, warehouse clubs, MRO distributors, home décor retailers, and other retailers, as well as with providers of home improvement services and tool and equipment rental. The internet facilitates competitive entry, price transparency, and comparison shopping, increasing the level of competition we face.
We compete primarily based on customer experience; price; quality; product availability, assortment, and innovation; and delivery options, both in-store and online. We also compete based on store location and appearance, presentation of merchandise, and ease of shopping experience throughout every step of the project, from inspiration and research to any post-purchase support. Our Pros also look for dedicated sales support, competitive credit and pricing options, project planning tools, product depth and job lot quantities, particularly for their complex purchase needs. Furthermore, customers are increasingly shopping online and seeking faster and/or guaranteed delivery times, low-price or free shipping, and/or convenient pickup options. Our ability to be competitive on delivery and pickup times, options and costs depends on many factors, including leveraging the momentum of our investments in our supply chain and our interconnected retail capabilities to further enhance the customer shopping experience. Failure to successfully manage these factors and offer competitive delivery and pickup options could negatively impact our profit margins and the demand for our products.

Fiscal 2023 Form 10-K	10

We use our marketing, advertising and promotional programs to drive customer traffic and compete more effectively, and we must regularly assess and adjust our efforts to address changes in the competitive landscape. Intense competitive pressures from one or more of our competitors, such as through aggressive promotional pricing or liquidation events, or our inability to adapt effectively and quickly to a changing competitive landscape, could adversely affect our prices, our margins, or demand for our products and services. If we are unable to timely and appropriately respond to these competitive pressures, including through the delivery of a superior interconnected customer experience or through maintenance of effective sales and marketing, advertising or promotional programs leveraging both our digital and physical platforms, our market share and our financial performance could be adversely affected. In fiscal 2023 we also continued to operate in an inflationary and rising interest rate environment, and the long-term outlook is difficult to predict. If we experience inflation or deflation at a level beyond our ability to respond effectively, we may not be able to adjust prices to sufficiently offset the effects without negatively impacting consumer demand or margins, as applicable, or it may adversely affect our ability to compete based on price.
We may not timely identify or effectively respond to consumer needs, expectations or trends, which could adversely affect our relationship with our customers, the demand for our products and services, and our market share.
The success of our business depends in part on our ability to identify and respond promptly to evolving trends in demographics; shifts in consumer preferences, expectations and needs; changes in the macroeconomic environment; and unexpected weather conditions, natural disasters, or public health issues (including pandemics and related impacts) that impact our customers, while also managing appropriate inventory levels in our stores and distribution or fulfillment centers and maintaining an excellent customer experience. It is difficult to successfully predict the products and services our customers will demand. As our customers expect a more personalized experience, our ability to collect, use, retain, and protect relevant customer data is important to our ability to effectively meet their expectations. Our ability to collect and use that data, however, is subject to a number of external factors, including the impact of legislation or regulations governing data privacy, data-driven technologies such as artificial intelligence, and data security, as well as customer expectations around data collection, retention, and use. In addition, each of our primary customer groups has different needs and expectations, many of which evolve as the demographics in a particular customer group change. Customer preferences and expectations related to sustainability of products and operations are also changing. In addition, as the impacts of COVID-19 have subsided, customers have shifted more of their spending back to travel, dining and other experiences, compared to the historic levels of home improvement spending we saw during the heights of the pandemic. If we do not successfully differentiate the shopping experience to attract our customers and meet their individual needs and expectations, it may adversely impact our sales or our market share.
Customer expectations about the methods by which they purchase and receive products or services are also becoming more demanding. Customers routinely and increasingly use technology and a variety of electronic devices and digital platforms to rapidly compare products and prices, read product reviews, determine real-time product availability, and purchase products, and new channels and tools to expand the customer experience appear and change rapidly. Our Pros also look for additional capabilities, including dedicated sales support, competitive credit and pricing options, project planning tools, and product depth and job lot quantities, particularly for their complex purchase needs. Once products are purchased, customers seek alternate options for delivery of those products, including advance ordering through digital platforms for Pros, and they often expect quick, timely, and low-price or free delivery and/or convenient pickup options. We must continually anticipate and adapt to these changes in the shopping and purchasing process by continuing to adjust and enhance the online and in-store customer experience as well as our delivery options. The coordinated operation of our network of physical stores, distribution facilities, and online platforms is fundamental to the success of our interconnected strategy. We cannot guarantee that our current or future fulfillment options will be maintained and implemented successfully or that we will be able to meet customer expectations on delivery or pickup times, options and costs. In addition, as our customers continue to leverage our enhanced interconnected shopping and fulfillment options, a greater concentration of online sales with direct fulfillment could result in a reduction in the amount of traffic in our stores, which would, in turn, reduce the opportunities for cross-selling of merchandise that such traffic creates and could reduce our overall sales and adversely affect our financial performance. A greater concentration of online sales with direct fulfillment could also result in higher costs for delivery, potentially impacting our profit margins.
Failure to provide a relevant and effective customer experience in a timely manner that keeps pace with technological developments and dynamic customer expectations; to maintain appropriate inventory; to provide quick and low-price or free delivery alternatives and convenient pickup options; to differentiate the customer experience for our primary customer groups; to effectively implement an increasingly localized merchandising assortment; or to

Fiscal 2023 Form 10-K	11

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
Our brand and reputation are critical to attracting customers, current and potential associates, suppliers and vendors to do business with us. We must continue to manage and protect our brand and reputation. Negative incidents can erode trust and confidence quickly, and adverse publicity about us could damage our brand and reputation; undermine our customers’ confidence in us; reduce demand for our products and services; affect our ability to recruit, engage, motivate and retain associates; attract regulatory scrutiny; and impact our relationships with current and potential suppliers and vendors. Our suppliers’ and vendors’ business practices and positions may also be attributed to us, regardless of our Company’s actions, meaning the actions of third parties pose similar risks to our brand and reputation. Further, our actual or perceived position or lack of position on social, environmental, governance, political, public policy, economic, geopolitical, or other sensitive issues, and any perceived lack of transparency about those matters, could harm our reputation with certain groups. In addition, we could be criticized for the scope or nature of ESG-related initiatives or goals, or for any revisions to or failure to achieve these goals on a timely basis or at all. If our ESG-related data, processes and reporting are incomplete or inaccurate, we could face regulatory scrutiny, litigation and/or adverse reputational impacts. Customers are also increasingly using social media to provide feedback and information about our Company, including our products and services, in a manner that can be quickly and broadly disseminated. Negative sentiment about the Company shared over social media, or misinformation from fraudulent accounts impersonating the Company, could impact our brand and reputation, whether or not it is based in fact.
The execution of initiatives to implement our interconnected retail strategy could adversely impact our business operations or financial results, and these initiatives might not provide the anticipated benefits.
Over the past several years, we have made significant investments to execute our interconnected retail strategy, including enhancing and expanding our supply chain, developing differentiated capabilities for our customers, expanding our store base, and making strategic acquisitions. These investments are designed to streamline our operations to allow our associates to continue to provide high-quality service to our customers; simplify customer interactions; provide our customers with a more interconnected shopping experience; expand our sales to larger Pros and better address their complex purchase needs; and create the fastest, most efficient, and most reliable delivery network for home improvement products. Executing our interconnected retail strategy requires continual investment in our operations and information technology systems, as well as the development and execution of new processes, systems and support. Investment in our supply chain also involves significant real estate projects as we expand our distribution network, requiring us to identify and secure available locations with appropriate characteristics needed to support the different types of facilities. In addition, our stores are a key element of our interconnected retail strategy, serving as the hub of our customers’ interconnected shopping experience. We have an aging store base that requires maintenance, investment, and space reallocation initiatives to deliver the shopping experience that our customers desire. We also need to identify and secure available locations with appropriate characteristics for new stores to ensure we can continue to serve our customers effectively.
We must effectively manage the volume, timing, nature, location, and cost of our investments, projects and changes. Failure to continue to make investments to effectively support our strategy and to implement or integrate those investments in the right manner and at the right pace could adversely impact our business operations or financial results. The cost and potential problems, defects of design, and interruptions associated with the implementation of these initiatives, including those associated with managing third-party service providers, employing new online tools and services, implementing new technologies such as artificial intelligence, implementing and restructuring support systems and processes, securing appropriate store and facility locations, and addressing impacts on inventory levels, could disrupt or reduce the efficiency of our operations in the near term, lead to product availability issues, create complexity in our systems and operations and impact our profitability. Our investments to enhance our interconnected shopping experience, including investments in our store base, supply chain, and capabilities, might not provide the anticipated benefits, or might take longer than expected to complete, integrate or realize anticipated benefits, each of which could adversely impact our competitive position and our financial condition, results of operations, or cash flows.

Fiscal 2023 Form 10-K	12

If we are unable to effectively manage and expand our alliances and relationships with certain suppliers of both brand name and proprietary products, we may be unable to effectively execute our strategy to differentiate ourselves from our competitors.
As part of our focus on product differentiation, we have formed strategic alliances and exclusive relationships with certain suppliers to market products under a variety of well-recognized brand names. We have also developed relationships with certain suppliers to allow us to market proprietary products that are comparable to national brands. Our proprietary products differentiate us from other retailers and generally carry higher margins than national brand products. If we are unable to manage and expand these alliances and relationships, maintain favorable terms with current suppliers, or identify alternative sources for comparable brand name and proprietary products, we may not be able to effectively execute product differentiation, which may impact our sales and gross margin results. Our suppliers’ business practices and positions may also be attributed to us, regardless of our Company’s actions, meaning that controversies regarding our suppliers of brand name or proprietary products pose risks to our reputation and brand, and could require us to quickly identify alternative sources for comparable products.
Our strategic transactions involve risks, which could have an adverse impact on our business, financial condition and results of operations, and we may not realize the anticipated benefits of these transactions.
We regularly consider and enter into strategic transactions, including mergers, acquisitions, investments, alliances, and other growth and market expansion strategies. We generally expect that these transactions will result in sales increases, cost savings, synergies, enhanced capabilities or various other benefits. Assessing the viability and realizing the benefits of these transactions is subject to significant uncertainty. For each of our acquisitions, we need to determine the appropriate level of integration of the target company’s products, services, associates, and information technology, financial, human resources, compliance, and other systems and processes, and then successfully manage that integration into our corporate structure. Integration can be a complex and time-consuming process, and if the integration is not fully successful or is delayed for a material period of time, we may not achieve the anticipated synergies or benefits of the acquisition. In addition, the integration of businesses may create increased complexity in our financial systems, internal controls, technology and cybersecurity systems, and operations and may make them more difficult to manage. Even if the target companies are successfully integrated, the acquisitions may fail to further our business strategy as anticipated, expose us to increased competition or challenges with respect to our products or services, and expose us to additional risks and liabilities. Strategic transactions may also be subject to significant regulatory uncertainty. The changing enforcement landscape may result in additional costs or delays that affect the anticipated outcome of a transaction. Any failure in the execution of a strategic transaction or investment, our approach to the integration of an acquired asset or business, or achievement of synergies or other benefits could result in slower growth, higher than expected costs, the recording of an impairment of goodwill or other intangible assets, and other actions which could adversely affect our business, financial condition and results of operations.
OPERATIONAL RISKS
Our success depends upon our ability to attract, develop and retain highly qualified associates to provide excellent customer service and to support our strategic initiatives while also controlling our labor costs.
Our customers expect a high level of customer service and product knowledge from our associates. To meet the needs and expectations of our customers, we must attract, develop and retain a large number of highly qualified associates and maintain a productive relationship with those associates. Our ability to meet our labor needs while controlling labor costs is subject to numerous external factors, including increased market pressures with respect to prevailing wage rates, unemployment levels, and health and other insurance costs; the impact of legislation or regulations governing labor relations, employment, immigration, minimum wage, and healthcare benefits; changing demographics and expectations among the workforce; public health concerns; and our reputation within the labor market. We also compete with other retail businesses for many of our associates in hourly positions, and we invest significant resources in training and motivating them to maintain a high level of job satisfaction. These positions often have high turnover rates, which can lead to increased training and retention costs, particularly in a competitive labor market. We have faced and may continue to face additional challenges in recruiting and retaining associates due to wage pressure; flexible scheduling needs; health and safety concerns; and challenges related to a remote or hybrid working environment for associates who work in our store support centers. We are also subject to labor union efforts to organize groups of our associates from time to time and, if successful, those organizational efforts may decrease our operational flexibility and efficiency, and/or otherwise negatively impact our operations or reputation. These factors, together with competition among potential employers, have resulted in and may continue to result in increased salaries, benefits, or other employee-related costs, and/or may impair our ability to recruit and retain

Fiscal 2023 Form 10-K	13

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
Additionally, our ability to successfully execute organizational changes, including management transitions within the Company’s senior leadership, and to effectively motivate and retain associates is critical to our business success. If we are unable to locate, attract or retain qualified associates, or manage leadership transitions successfully, our ability to effectively manage our strategy may be negatively impacted, the quality of service we provide to our customers may decrease, and our financial performance may be adversely affected.
A failure of a key information technology system or process could adversely affect our business.
We rely extensively on information technology systems and related personnel to collect, use, retain, manage, transmit, and protect transactions and data. Some of these systems are managed or provided by third-party service providers, including certain cloud platform providers. In managing our business, we also rely heavily on the integrity of, security of, and consistent access to, systems that provide operational and financial data and capabilities related to sales (both in store and online), customer data, supplier data, associate data, job applicant data, partner data, demand forecasting, merchandise ordering, inventory replenishment, supply chain management, payment processing, order fulfillment, customer service, and post-purchase matters. For these information technology systems, applications, and processes to operate effectively, we or our service providers must maintain and update them. Delays in the maintenance, updates, upgrading, or patching of these systems, applications or processes, as well as the actions taken to maintain, update, upgrade and patch, could, and on occasion have, impaired their effectiveness or exposed us to security risks. Our systems and the third-party systems with which we interact, as well as any systems those third parties utilize, are subject to and on occasion have experienced damage, interruption, or malicious activity from a number of causes, including power and other critical infrastructure outages; computer and telecommunications failures; computer viruses; data or security breaches; internal or external data theft or misuse; cyber-attacks, including the use of malicious codes, worms, phishing, smishing, vishing, spyware, denial of service attacks, and ransomware; responsive containment measures by us that may involve voluntarily taking systems offline; natural disasters and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, or other extreme weather events; public health concerns, such as pandemics and quarantines; geopolitical or military conflicts, acts of war, terrorism or civil unrest; other systems outages; inadequate or ineffective redundancy; and design or usage errors or malfeasance by our associates, contractors or third-party service providers. In addition, as more business activities have shifted online, and as many of our store support associates continue to work in a remote or hybrid environment, we face an increased risk due to the potential failure of internal or external information technology infrastructure as well as increased cybersecurity threats and attempts to breach our security networks.
Although we and our third-party service providers seek to maintain our respective systems effectively and to successfully address the risk of compromise of the integrity, security and consistent operations of these systems, such efforts are not always successful. As a result, we or our service providers could experience and on some occasions have experienced errors, interruptions, delays or cessations of service in key portions of our information technology infrastructure, which could significantly disrupt our operations or impair data security; impact our ability to operate or access communications, financial or banking systems; be costly, time-consuming and resource-intensive to remedy; and adversely impact our reputation and relationship with our customers, associates, suppliers, shareholders or regulators. We may have to expend significant resources to mitigate the impact of any errors, interruptions, delays or cessations of service and may have insufficient recourse against service providers who experience such events.
In addition, we are currently making, and expect to continue to make, substantial investments in our information technology systems, infrastructure and personnel, in certain cases with the assistance of strategic partners and other third-party service providers. These investments involve replacing existing systems, some of which are older, legacy systems that are less flexible and efficient, with successor systems; outsourcing certain technology and business processes to third-party service providers; making changes to existing systems, including the migration of applications to the cloud; maintaining or enhancing legacy systems that are not currently being replaced; designing or cost-effectively acquiring new systems with new functionality; or testing the use and incorporation of artificial

Fiscal 2023 Form 10-K	14

intelligence, including generative artificial intelligence. These efforts could result, and on occasion have resulted, in significant potential risks, including failure of the systems to operate as designed, unexpected impacts on related systems or processes, potential loss or corruption of data, failures in security processes and internal controls, cost overruns, implementation delays or errors, disruption of operations, and the potential inability to meet business and reporting requirements. Any system implementation and transition difficulty may result in operational challenges, security failures, reputational harm, and increased costs that could adversely affect our business operations, our relationships with our customers, and results of operations.
Disruptions in our customer-facing technology systems could impair our interconnected retail strategy and give rise to negative customer experiences.
Through our information technology systems, we are able to provide an improved overall shopping and interconnected experience that empowers our customers to shop and interact with us from a variety of electronic devices and digital platforms at each stage of their shopping journey. We use our digital platforms as sales channels for our products and services, as methods of providing inspiration, and as sources of product, project, and other relevant information to our customers to help drive sales. We also have multiple online communities, digital platforms, and knowledge centers that allow us to inform, assist and interact with our customers. The retail industry is continually evolving and expanding, with a significant increase in sales initiated online and via mobile applications in recent years. We may not be successful at managing this increased volume and related delivery options without interruption in the future. Additionally, we must effectively respond to new developments and changing customer preferences with respect to a complex, evolving digital and interconnected experience. We continually seek to enhance all of our online and digital properties to provide a personalized, user-friendly interface for our customers. Disruptions, delays, failures or other performance issues with our customer-facing technology systems, either due to increased volume, system modifications, or other factors, or a failure of these systems to meet our or our customers’ expectations, could impair the value they provide, adversely impact our sales, and negatively affect our relationship with our customers.
Disruptions in our supply chain and other factors affecting the availability and distribution of our merchandise could adversely impact our business.
Disruption within our logistics or supply chain network, such as the industry-wide supply chain challenges that resulted from the COVID-19 pandemic, have in the past and may in the future adversely affect our ability to receive and deliver inventory in a timely manner, impair our ability to meet customer demand for products, and result in lost sales, increased supply chain costs, and/or damage to our reputation. Such disruptions may result from damage or destruction to our distribution or fulfillment centers or those of our supply chain service providers; weather-related events; cybersecurity incidents or attacks; natural disasters; international trade disputes, trade policy changes or restrictions, or import- or export-related governmental sanctions or restrictions; customs actions, including regulatory enforcement inquiries, holds, detentions, and exclusions; quotas, tariffs or other import-related taxes; strikes, lock-outs, work stoppages or slowdowns; shortages of supply chain labor, including truck drivers; shipping capacity constraints, including shortages of related equipment; raw material or other shortages; third-party contract disputes or inability to maintain favorable contract terms; supply or shipping interruptions or costs; increased costs or unavailability of fuel; geopolitical or military conflicts or acts of war, as well as any related sanctions or other government or private responses; acts of terrorism; public health issues, including pandemics or quarantines and other related impacts; civil unrest; or other factors beyond our control. In recent years, ports in the U.S. and elsewhere have been impacted by capacity constraints, port congestion and delays, periodic labor disputes, security issues, weather-related events, and natural disasters.
As we saw during the heights of the COVID-19 pandemic, these types of disruptions place strain on the domestic and international supply chain, which affected and may in the future negatively affect the flow or availability of certain products. Even when we are able to find alternate sources for certain products, they may cost more or require us to incur higher transportation costs, which could adversely impact our profitability and financial condition. Increased demand for online purchases of products, which we experienced during the COVID-19 pandemic, can impact our fulfillment operations, as well as those of our third-party carriers, resulting in delays in delivering products to customers and increases in our out-of-stock levels.
We and our suppliers have experienced, and may continue to experience, labor shortages at some of our distribution and fulfillment centers both due to unexpected events such as the COVID-19 pandemic and to the competitive labor market. Such labor shortages, whether temporary or sustained, may adversely impact the flow or availability of products to our stores and customers.

Fiscal 2023 Form 10-K	15

Any of these circumstances could impair our ability to meet customer demand for products and result in lost sales, increased supply chain costs, or damage to our reputation, any of which could negatively impact our business performance or financial condition.
Failure to maintain a safe and secure store environment may adversely impact sales, costs, the customer and associate experience, or our brand and reputation.
Our customers and associates expect a safe store environment in which to shop and work, and maintaining that environment helps protect against loss or theft of our inventory (also called “shrink”). Like other retailers, we have seen an increase in shrink in recent years, particularly as a result of organized retail crime. While we have a number of initiatives underway to address shrink, minimize theft, and maintain safety in and around our stores, these efforts require operational changes that may increase costs and reduce margins, and they may negatively impact the customer experience. Furthermore, an unsafe environment or negative incidents in or around our stores may erode trust and confidence with customers, associates, or potential associates, which can adversely impact sales, associate morale and retention, and our brand and reputation.
If our efforts to maintain the privacy and security of customer, associate, job applicant, business partner, and Company information are not successful, we could incur substantial costs and reputational damage and could become subject to litigation and enforcement actions.
Our business, like that of most retailers, involves the collection, use, retention, management, transmission, and deletion of personal information (including identifiers, localization, internet activity, preferences, and payment information) from our customers, associates, job applicants, and business partners, as well as confidential Company information. We also work with third-party service providers that provide technology, systems and services that we use in connection with the handling of information. Our information systems, and those of our third-party service providers, are vulnerable to continually evolving data protection and cybersecurity risks. Unauthorized parties have in the past gained access, and will continue to attempt to gain access, to these systems and data through fraud or other means of deceiving or coercing our associates or third-party service providers, which could jeopardize the confidentiality, integrity, or availability of such information systems or our information. Hardware, software or applications we develop or obtain from third parties may contain exploitable vulnerabilities, bugs, or defects in design, maintenance or manufacture or other problems that could unexpectedly compromise information security. We have experienced and continue to face the ongoing risk of exploitation of our software providers and our software development and implementation process, including from coding and process vulnerabilities and the installation of so-called back doors that provide unauthorized access to systems and data. The increased use of a remote workforce has also expanded the possible attack surface areas. In addition, the risk of cyber-attacks has increased in connection with geopolitical conflicts and ongoing trade and diplomatic tensions. In light of the conflicts in Europe and the Middle East and other geopolitical events, nation-state actors or their supporters may launch retaliatory cyber-attacks, and may attempt to cause supply chain and other third-party service provider disruptions, or take other geopolitically-motivated retaliatory actions that may disrupt our business operations, result in data compromise, or both. Nation-state actors have in the past carried out, and may in the future carry out, cyber-attacks to achieve their aims and goals, which may include espionage, monetary gain, disruption, and destruction. To achieve their objectives, nation-state actors and other cyber criminals have used and may continue to use numerous attack vectors and methods, including use of stolen passwords, social engineering, phishing, smishing, vishing, identity spoofing, ransomware or other disruptive and destructive malware, supply chain compromises, and man-in-the-middle and denial of service attacks. The methods used to obtain unauthorized access, disable or degrade service, or sabotage systems are constantly changing and evolving, increasing in frequency and sophistication, and may be difficult to anticipate or detect for long periods of time.
The ever-evolving cybersecurity threat landscape means that we and our third-party service providers and business partners must continually evaluate and adapt our respective systems and processes and overall security environment, as well as those of companies we or they acquire. There is no guarantee that the measures we take will be adequate to safeguard against all threats, including vulnerabilities, data security breaches, system compromises or misuses of data. As we have experienced in the past, any significant compromise or breach of our data security, whether external or internal, or misuse of customer, associate, job applicant, business partner, or Company data, could result in significant costs, including costs to investigate and remediate, as well as lost sales, fines, lawsuits, regulatory investigations, and damage to our reputation. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of anomalous activity or compromise, we may be unable to anticipate these techniques or to implement adequate preventative measures. Additionally, as we have experienced in the past, we or our third-party service providers may not discover any security breach, vulnerability or compromise of information for a significant period of time after the occurrence of a security incident. Furthermore, our cyber insurance coverage may not be

Fiscal 2023 Form 10-K	16

adequate for liabilities or costs actually incurred, and we cannot be certain that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage of a future claim.
Data governance failures can also adversely affect our reputation and business. Our business depends on our customers’, associates’, job applicants’ and business partners’ willingness to entrust us with their personal information. Events that adversely affect that trust, including inadequate disclosure to our customers, associates, job applicants, or business partners of our uses of their information or failing to keep our information technology systems and our customers’, associates’, job applicants’ and business partners’ personal information secure from significant attack, theft, damage, loss or unauthorized disclosure or access, whether as a result of our action or inaction (including human error or malfeasance) or that of our service providers or other third parties, could adversely affect our brand and harm our reputation.
The regulatory environment related to data privacy and cybersecurity is constantly changing, with new and increasingly rigorous requirements applicable to our business. The implementation of these requirements has also become more complex. Maintaining our adherence to evolving data privacy and cybersecurity regulatory requirements, including state privacy laws, requires significant effort and cost, requires changes to our business practices, and may limit our ability to collect and use certain data to support the customer experience. In addition, many regulators have indicated an intention to take more aggressive enforcement actions regarding data privacy and cybersecurity matters, and private litigation resulting from such matters is increasing and resulting in progressively larger judgments and settlements. Failure to comply with applicable requirements could subject us to fines, sanctions, governmental investigations, or lawsuits, which could lead to negative publicity and reputational harm, and may cause customers to lose confidence in the effectiveness of our cybersecurity measures, data privacy practices, or our business more generally.
We are subject to payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability, and potentially disrupt our business.
We accept payments using a variety of methods, including credit and debit cards, our private label credit cards, cash, electronic payments, checks, digital wallets, loan programs including installment loans, trade credit, and gift cards, and we may offer new payment options over time. Acceptance of these payment options subjects us to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. These requirements may change over time or be reinterpreted, making compliance more difficult, costly, or uncertain. For certain payment methods, including credit and debit cards, we pay interchange fees and other costs to accept these payments, and we may also incur losses, all of which may increase over time and raise our operating costs. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, and other forms of electronic payment. If these companies become unable to provide these services to us, or if their systems are compromised, it could potentially disrupt our business. The payment methods that we offer, and the selling channels in which we operate, also subject us to potential fraud and theft by threat actors, who are becoming increasingly more sophisticated, seeking to obtain unauthorized access to or exploit weaknesses that may exist in our sales, payments and payment processing systems. If we fail to comply with applicable rules or requirements for the payment methods we accept, or if payment-related data is compromised due to a breach or misuse of data, we may be liable for costs incurred by payment card issuing banks and other third parties or we may be subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments may be impaired. We anticipate expanding our trade credit as we grow our capabilities to support Pro complex purchase needs. If we fail to offer attractive terms or services, or employ underwriting criteria that are not competitive, our ability to grow our sales to these Pros may be adversely impacted. If trade credit continues to grow and our Pros are unable to make their payments, we may experience an increase in our losses. In addition, our customers could lose confidence in certain payment types, or may expect or demand payment methods that we do not currently offer, which could result in competitive disadvantages or require a shift to other payment types or potential changes to our payment systems that may result in higher costs. As a result, our business and operating results could be adversely affected.
Our business is subject to seasonal influences, and uncharacteristic or significant weather conditions, climate change, natural disasters, as well as other catastrophic events, could impact our operations.
Natural disasters, such as hurricanes, tropical storms, fires, floods, droughts or water scarcity, tornadoes, and earthquakes; unseasonable, unexpected or extreme weather conditions, whether as a result of climate change or otherwise; acts of terrorism or violence, including active shooter situations; public health concerns, such as pandemics and quarantines and related impacts; civil unrest; geopolitical or military conflicts or acts of war, as well

Fiscal 2023 Form 10-K	17

as any related sanctions or other government or private responses; or similar disruptions and catastrophic events could have and have on occasion had an adverse effect on our operations or financial performance in a number of ways. These types of events can affect consumer spending and confidence and consumers’ disposable income, particularly with respect to home improvement or construction projects. They can also adversely affect our work force and prevent associates and customers from reaching our stores and other facilities. They can, temporarily or on a long-term basis, disrupt or disable operations of stores, support centers, and portions of our supply chain and distribution network, including causing reductions in the availability of inventory and disruption of utility services. In addition, these events may affect our information systems and digital platforms, resulting in disruption to various aspects of our operations, including our ability to transact with customers and fulfill orders; to communicate with our stores, facilities, store support centers or senior management; or to access financial or banking systems. Unseasonable, unexpected or extreme weather conditions such as excessive precipitation, warm temperatures during the winter season, or prolonged or extreme periods of warm or cold temperatures, could render a portion of our inventory incompatible with customer needs.
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
As a consequence of these or other catastrophic or uncharacteristic events, we may experience interruption to our operations, increased costs, changes in customer behavior or demand, or losses of property, equipment or inventory, which would adversely affect our revenue and profitability.
If we fail to identify and develop relationships with a sufficient number of qualified suppliers, or if our suppliers experience financial difficulties or other challenges, our ability to timely and efficiently access products that meet our high standards for quality could be adversely affected.
We buy our products from suppliers located around the world, who in turn procure materials from across the globe. Our ability to continue to identify and develop relationships with qualified suppliers who can satisfy our standards for quality and responsible sourcing, as well as our need to access products in a timely and efficient manner, is a significant challenge. Our ability to access products from our suppliers can be adversely affected by economic or political instability; civil unrest; geopolitical or military conflicts or acts of war, as well as any related sanctions or other government or private responses; acts of terrorism or violence; public health issues (including pandemics and related impacts); the financial instability of suppliers; suppliers’ noncompliance with applicable laws; contract disputes or inability to maintain favorable contract terms; trade restrictions; tariffs; currency exchange rates; disruptions in our suppliers’ logistics or supply chain networks or information technology systems; inability to sell certain products due to customs actions, including regulatory enforcement inquiries, holds, detentions, and exclusions; raw material or other shortages; actual, potential or perceived noncompliance with our standards for suppliers or other controversies regarding suppliers’ business practices; and other factors beyond our or our suppliers’ control. If we are unable to access products to meet our customers’ demands and expectations in a timely and efficient manner, our sales and gross margin results may be adversely impacted.
Failure to achieve and maintain a high level of product and service quality and safety and ensure compliance with responsible sourcing laws and standards could damage our reputation with customers, expose us to litigation or enforcement actions, and negatively impact our sales and results of operations.
Product and service quality issues could negatively impact customer confidence in our brands and our Company. If our product and service offerings do not meet applicable product standards or our customers’ expectations regarding safety, quality, or responsible business practices, we could experience lost sales and increased costs and be exposed to legal, financial and reputational risks, as well as governmental enforcement actions. Actual, potential or perceived product safety concerns, including health-related concerns, could expose, and in some cases have exposed, us to litigation or government enforcement actions, and could result in costly product recalls and other liabilities. We may not be successful in obtaining adequate contractual indemnification and insurance coverage from our suppliers and service providers, which may result in claims having an adverse effect on our business, financial condition and results of operations. Even with adequate insurance and indemnification, our reputation as a provider of high-quality products, including both national brand names and our proprietary products, could suffer, damaging our reputation and impacting customer loyalty. In addition, we and our customers have expectations around responsible sourcing, which is an increasing focus of government regulators as well. All of our suppliers must comply with our responsible sourcing standards, which cover a variety of expectations across multiple areas of social compliance, including supply chain transparency, health and safety, environmental laws and regulations,

Fiscal 2023 Form 10-K	18

compensation, hours of work, and prohibitions on child and forced labor. Further, all of our suppliers must comply with Company policies and applicable law, including the laws of the jurisdictions from which products and materials are sourced, regarding the sourcing of raw materials, including timber and minerals, used in our products. We have a responsible sourcing audit process, but we are also dependent on our suppliers to ensure that the products and services we provide to our customers comply with our standards and applicable law, including with respect to information provided by suppliers to government agencies about the source of the products or the constituent elements of those products. Further, the supply chain for some of the products we sell may be too attenuated for us to know with certainty the source of some of the components, such as timber, minerals, or other raw materials, of the products we sell. Actual, potential or perceived supplier non-compliance with our standards or applicable law — including allegations of non-compliance raised by non-governmental organizations or in third-party reports — could, and in certain instances in the past has, exposed us to litigation or governmental enforcement actions or resulted in costly product recalls; resulted in inability to sell certain products due to failure to meet our standards or due to customs actions, including regulatory enforcement inquiries, holds, detentions, and exclusions; impacted our reputation; and resulted in termination of supplier relationships and/or other liabilities.
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
We act as a general contractor to provide installation services to our DIFM customers through professional third-party licensed and insured installers. As such, we are subject to regulatory requirements and risks applicable to general contractors, which include management of background checks, licensing, permitting, and handling of environmental risks, as well as quality of work performed by our third-party installers. We have established processes and procedures to manage these requirements and manage customer satisfaction with the services provided by our third-party installers. However, as we experienced in part with our recent EPA investigation, the resulting consent decree in April 2021, and the subsequent discussions with the EPA regarding compliance with the consent decree, if we fail to manage these processes effectively, collect the appropriate documentation, perform regular job site inspections, or provide proper oversight of these services, we could suffer lost sales, fines, lawsuits, or governmental enforcement actions for violations of regulatory requirements, as well as claims for property damage or personal injury. In addition, we may suffer damage to our reputation or the loss of our general contractor licenses, which could adversely affect our business.
LEGAL, FINANCIAL, REGULATORY, GLOBAL AND OTHER EXTERNAL RISKS
Uncertainty regarding the housing market, economic conditions, political and social climate, public health issues, and other factors beyond our control could adversely affect demand for our products and services, our costs of doing business, and our financial performance.
Our financial performance depends significantly on the stability of the housing and home improvement markets, as well as general economic conditions, including changes in gross domestic product. Adverse conditions in or uncertainty about these markets, the economy, or the political or social climate could adversely impact, and we believe in some cases has adversely impacted, our customers’ confidence or financial condition, causing them to decide against purchasing home improvement products and services, causing them to delay purchasing decisions, or impacting their ability to pay for products and services. Other factors beyond our control – including unemployment and foreclosure rates; inventory loss due to theft (including as a result of organized retail crime); interest rate fluctuations, including central banks’ actions to control inflation; inflation or deflation; fuel and other energy costs; raw material or other shortages; labor and healthcare costs; the availability of financing; the state of the credit markets, including mortgages, home equity loans and consumer credit; changes in tax rates and policy;

Fiscal 2023 Form 10-K	19

weather and natural disasters (including the potential impacts of climate change); acts of terrorism or violence, including active shooter situations; public health issues, including pandemics and related impacts; geopolitical or military conflicts or acts of war, as well as any related sanctions or other government or private responses; and civil unrest, could further adversely affect demand for our products and services, our costs of doing business, and our financial performance. A number of merchandise categories have been impacted by inflation due to, among other things, global supply chain disruptions and the uncertain economic and geopolitical environment. If we experience inflation or deflation at a level beyond our ability to respond effectively, we may not be able to adjust prices to sufficiently offset the effects without negatively impacting consumer demand or margins. In an effort to address inflation, central banks have raised interest rates, which has impacted and may continue to adversely impact demand, including influencing in part the shifts in consumer purchasing from big-ticket, more discretionary purchases to smaller, less discretionary purchases that we experienced in fiscal 2023. Further, our MRO customers, who have higher spend and longer-term relationships than a typical retail customer, primarily use trade credit to finance their purchases, and some of our other Pros use trade credit in order to purchase our products. As a result, their ability to pay is highly dependent on the economic strength of the industry in their areas. If these customers are unable to repay the trade credit from us, we may face greater default risk, which could reduce our cash flow and adversely affect our results of operations.
Our costs of doing business could increase as a result of changes in, expanded enforcement of, or adoption of new federal, state, local or international laws and regulations.
We are subject to various U.S. federal, state and local laws and regulations, as well as international laws and regulations, that govern numerous aspects of our business. In recent years, a number of new laws and regulations have been adopted, there has been expanded enforcement of certain existing laws and regulations by federal, state and local agencies, and the interpretation of certain laws and regulations has become increasingly complex. These laws and regulations, and related interpretations and enforcement activity, may change as a result of a variety of factors, including political, economic or social events. Changes in, expanded enforcement of, or adoption of new federal, state, local or international laws and regulations governing minimum wage or living wage requirements; the classification of exempt and non-exempt employees; the distinction between employees and contractors; other wage, labor or workplace regulations; healthcare; data privacy and cybersecurity; the sale, marketing, sourcing, and pricing of some of our products; transportation, logistics and interstate delivery operations, including Department of Transportation regulations on vehicles and drivers; international trade; supply chain transparency; the sourcing of raw materials, including timber and minerals, used in our products; taxes, including changes to corporate tax rates; restrictions on carbon dioxide and other greenhouse gas emissions; competition and antitrust requirements and enforcement; ESG programs, transparency and reporting, including U.S. federal or state or international regulations; unclaimed property; energy costs and consumption; or hazardous waste disposal and other environmental matters, including with respect to our installation services business, could increase our costs of doing business or impact our sales, operations or profitability.
In addition, regulators, customers, investors, associates, and other stakeholders are increasingly focusing on cybersecurity, data privacy, and ESG matters and related disclosures. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses, heightened risks of litigation and enforcement actions, and increased management time and attention spent complying with or meeting such regulations and expectations. Initiatives and goals within the scope of ESG could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized or face reputational or regulatory risks regarding the accuracy, adequacy or completeness of the disclosure.
If we cannot successfully manage the unique challenges presented by international markets, we may not be successful in our international operations and our sales and profitability may be negatively impacted.
Our ability to successfully conduct retail operations in, and source products and materials from, international markets is affected by many of the same risks we face in our U.S. operations, as well as unique costs and difficulties of managing international operations. Our international operations, including any expansion in international markets, may be adversely affected by local laws and customs, U.S. laws applicable to foreign operations and other foreign legal and regulatory constraints, as well as political, social and economic conditions. Risks inherent in international operations also include, among others, potential adverse tax consequences; international trade disputes, trade policy changes or potential tariffs and other import-related taxes and controls; inability to sell certain products due to customs actions, including regulatory enforcement inquiries, holds, detentions, and exclusions; greater difficulty in enforcing intellectual property rights; limitations on access to ports; risks associated with the Foreign Corrupt Practices Act and local anti-bribery law compliance; geopolitical or military conflicts or acts of war, as well as any related sanctions or other government or private responses; compliance with

Fiscal 2023 Form 10-K	20

forced labor laws; compliance with environmental and responsible sourcing laws and regulations; and challenges in our ability to identify and gain access to local suppliers. For example, trade tensions between the U.S. and China have led to a series of significant tariffs on the importation of certain product categories. As a portion of our retail products are sourced, directly or indirectly, outside of the U.S., major changes in tax or trade policies, tariffs or trade relations could adversely impact the cost of, demand for, and profitability of retail product sales in our U.S. locations. Other countries may also change their business and trade policies in anticipation of or in response to increased import tariffs and other changes in U.S. trade policy and regulations. In addition, our operations in international markets create risk due to foreign currency exchange rates and fluctuations in those rates, which may adversely impact our sales and profitability.
The inflation or deflation of commodity and other prices could affect our prices, demand for our products, our sales and our profit margins.
Prices of certain commodity products, including lumber and other raw materials, are historically volatile and are subject to fluctuations arising from changes in domestic and international supply and demand, inflationary or deflationary pressures, labor costs, competition, market speculation, government regulations, tariffs and trade restrictions, natural disasters, geopolitical conflicts, and periodic delays in delivery. For example, conflicts in Europe and the Middle East and the related international responses have exacerbated inflationary pressures, including causing increases in commodity prices, fuel and other energy costs, and shipping costs. Rapid and significant changes in commodity and other prices, such as changes in lumber prices, and our ability to pass them on to our customers or manage them through our portfolio strategy, may affect the demand for our products, our sales and our profit margins. If product cost inflation increases beyond our ability to control our related costs, we may not be able to adjust prices to sufficiently offset the effect of the various cost increases without negatively impacting consumer demand.
We may incur property, casualty or other losses not covered by our insurance.
We are predominantly self-insured for a number of different risk categories, such as general liability (including product liability), property loss, workers’ compensation, employee group medical, employment practices liability and wage and hour claims, automobile claims, and cybersecurity and privacy liability, with insurance coverage for certain catastrophic risks above the self-insurance levels. The types and amounts of insurance may vary from time to time based on our decisions with respect to risk retention and regulatory requirements. The occurrence of significant claims, a substantial rise in costs to maintain our insurance, the failure to maintain adequate insurance coverage, or disputes with insurers regarding coverage could have an adverse impact on our financial condition and results of operations.
Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results or financial condition.
GAAP and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, such as asset impairment, inventories, lease obligations, self-insurance, vendor allowances, tax matters, business combinations, and litigation, are complex and involve many subjective assumptions, estimates and judgments. Implementation of new accounting standards or changes in existing accounting standards or their application or interpretation, or changes in underlying assumptions, estimates or judgments, could significantly change our reported or expected financial performance or financial condition. The implementation of or changes in accounting standards could also require certain systems, internal processes, internal controls, and other changes that could increase our operating costs.
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

Fiscal 2023 Form 10-K	21

Item 1B. Unresolved Staff Comments.
Not applicable.
Item 1C. Cybersecurity.
Risk Management and Strategy
We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats. We have implemented cybersecurity processes, technologies, and controls to aid in our efforts to assess, identify, and manage such risks. Our cybersecurity program prioritizes threat mitigation, while focusing on maintaining the integrity and resilience of our systems. We leverage the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework as guidelines in the development of our cybersecurity program. We also adhere to applicable Payment Card Industry Data Security Standards. The cybersecurity risk management process and related governance processes are integrated into our broader enterprise risk management framework, which is designed to appropriately identify, prioritize, manage, and oversee risks.
Overseeing our cybersecurity efforts on a day-to-day basis is our cybersecurity team, led by our Chief Information Security Officer (“CISO”). Our cybersecurity team, in partnership with third parties, designs and implements our data security and cybersecurity programs, risk assessments, monitoring procedures, and training programs for our associates. We continue to make investments to enhance our ability to identify, protect from and detect security risks within our environment.
Monitoring and Mitigation. We maintain a range of tools and services to aid in and inform our monitoring and mitigation of cyber risks. Throughout the year, internal teams conduct targeted audits and penetration tests. We engage third parties to independently evaluate our cybersecurity maturity on an annual basis and perform a risk assessment, as well as to provide expertise as needed on various cybersecurity programs and issues. We maintain a security operations center that is staffed around the clock to detect, mitigate, and respond to cyber threats. In the event we identify a cybersecurity incident, we have defined procedures to respond to and recover from such incident as quickly as possible. Our policies and procedures are reviewed periodically to ensure they remain aligned with current regulatory requirements and the current threat landscape. We also have established classification and retention policies focused on limiting the risk of unauthorized exposure of customer, associate, and business data. We maintain cybersecurity insurance to help provide protection against losses arising from significant security incidents.
The Company has an Incident Response Team (“IRT”), a cross-functional group with the expertise, authority and resources to act quickly, efficiently and appropriately to investigate, coordinate the response to, remediate, and communicate regarding a cybersecurity incident. The IRT uses a detailed incident response plan that outlines and coordinates the actions we take to prepare for, detect, respond to and recover from cybersecurity incidents, which include processes to triage, assess the severity of, escalate, contain, investigate, and remediate an incident, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage. In addition, our IRT engages in tabletop exercises at least annually to simulate a response to a cybersecurity incident and uses the findings to improve our processes, plans and technologies.
Training. We provide data security and privacy awareness and training to all associates upon hire and on an annual basis, with additional customized, role-based training provided to targeted internal audiences. In addition, we conduct periodic awareness campaigns and regular phishing email simulation tests to reinforce our new-hire and annual training and promote ongoing awareness of risks.
Vendor Security. We have a vendor risk management program that works to classify service provider or business partner risk based on several factors, including but not limited to data type accessed and/or retained. Using a risk-based approach, we perform diligence and security risk assessments for certain vendors and service providers and include appropriate obligations in our contractual arrangements.
Cybersecurity Risks. We have not experienced any material cybersecurity incidents in the past fiscal year. We face risks from cybersecurity threats that, if realized, may materially affect our business strategy, results of operations or financial condition. Despite our efforts, we cannot provide full assurance that our cybersecurity risk management processes will be fully implemented, complied with or effective in preventing or mitigating future cybersecurity risks. We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or, if realized, are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, in Part I, Item 1A. “Risk Factors”.

Fiscal 2023 Form 10-K	22

Governance
Our efforts to create a secure digital environment start with the governance and oversight of our data security and privacy policies and strategy. At the Board level, cybersecurity is overseen by the full Board and by the Board’s Audit Committee, which has primary responsibility for overseeing cybersecurity and privacy risks. At least quarterly, the Board and/or the Audit Committee receives reports on data protection and cybersecurity matters from senior information technology (“IT”) leaders, including our Chief Information Officer (“CIO”) and CISO, as well as the Chair of our Data Security and Privacy Governance Committee (discussed below). In addition, at least annually, our full Board holds a meeting dedicated to cybersecurity topics. Periodically, our Board receives presentations on cybersecurity matters from third-party cybersecurity experts.
Our CISO, who reports to our CIO, joined the Company in 2021 after working with the Company as a third-party consultant since 2019. During a nearly two-decade tenure at a leading professional services firm, he worked with clients on managing information security, developing cybersecurity strategy, and implementing effective information and cybersecurity programs and initiatives addressing emerging cybersecurity threats. Our CISO has significant prior cybersecurity experience, including experience protecting company, customer and associate data across a diverse set of industries. He holds a Bachelor of Science degree in Information Systems and has achieved several relevant certifications, including Certified Information Security Manager, Certified Information Systems Security Professional, and Certified Information Privacy Professional. Our CISO leads a team of over 500 associates focused on cybersecurity.
We have three management-level committees that support our cybersecurity, privacy and data governance efforts. They are led by our Data Security and Privacy Governance Committee, which provides management-level governance over cybersecurity matters, including discussion of cybersecurity priorities, emerging risks, awareness and training programs, risk mitigation efforts, and regulatory compliance. This committee is chaired by our Vice President – Internal Audit and Corporate Compliance and is composed of a cross-functional team of senior leaders, including our CEO. The committee generally meets quarterly and is supported by our Security and Technology Risk Leadership Committee and our Privacy and Data Governance Committee. The activities of the Data Security and Privacy Governance Committee are reported to the Audit Committee and/or the full Board by the Chair of the committee, as appropriate.
The Security and Technology Risk Leadership Committee provides leadership and oversight of our cybersecurity program. It is chaired by our CISO and composed of Company technology leaders as well as a cross-functional group of representatives from other departments. Our Privacy and Data Governance Committee provides leadership and oversight of our privacy and data governance programs. It is chaired by our Chief Privacy Officer and composed of a cross-functional group across approximately 20 departments. These committees generally meet monthly or every other month and report to the Data Security and Privacy Governance Committee on a regular basis.
Item 2. Properties.
The following table presents the percentage of our owned versus leased facilities in operation at the end of fiscal 2023, along with the total square footage:

square footage in millions	Owned	Leased	Total Square Footage
Stores (1)	89%	11%	242.3
Warehouses and distribution centers (2)	3%	97%	111.5
Offices and other (3)	31%	69%	4.8
Total			358.6
—————
(1)Our owned stores include those subject to ground leases.
(2)We operated over 500 warehouses and distribution centers at the end of fiscal 2023.
(3)Our Store Support Center (corporate headquarters) is located in Atlanta, GA.

Fiscal 2023 Form 10-K	23

The following table presents our U.S. store locations (including the Commonwealth of Puerto Rico and the territories of the U.S. Virgin Islands and Guam) at the end of fiscal 2023:

U.S.	Stores	U.S.	Stores	U.S.	Stores
Alabama	28	Kentucky	14	Ohio	70
Alaska	7	Louisiana	28	Oklahoma	16
Arizona	57	Maine	11	Oregon	27
Arkansas	14	Maryland	41	Pennsylvania	71
California	246	Massachusetts	45	Puerto Rico	10
Colorado	46	Michigan	70	Rhode Island	8
Connecticut	30	Minnesota	33	South Carolina	26
Delaware	9	Mississippi	14	South Dakota	1
District of Columbia	1	Missouri	34	Tennessee	39
Florida	158	Montana	6	Texas	183
Georgia	90	Nebraska	8	Utah	24
Guam	1	Nevada	21	Vermont	3
Hawaii	8	New Hampshire	20	Virgin Islands	2
Idaho	11	New Jersey	67	Virginia	50
Illinois	76	New Mexico	13	Washington	47
Indiana	24	New York	101	West Virginia	6
Iowa	10	North Carolina	40	Wisconsin	27
Kansas	16	North Dakota	2	Wyoming	5
				Total U.S.	2,015
The following table presents our store locations outside of the U.S. at the end of fiscal 2023:

Canada	Stores	Mexico	Stores	Mexico	Stores
Alberta	27	Aguascalientes	2	Nayarit	1
British Columbia	26	Baja California	7	Nuevo León	14
Manitoba	6	Baja California Sur	2	Oaxaca	1
New Brunswick	3	Campeche	2	Puebla	5
Newfoundland	1	Chiapas	2	Querétaro	5
Nova Scotia	4	Chihuahua	6	Quintana Roo	4
Ontario	88	Coahuila	5	San Luis Potosí	2
Prince Edward Island	1	Colima	2	Sinaloa	5
Quebec	22	Distrito Federal	11	Sonora	5
Saskatchewan	4	Durango	2	State of Mexico	16
Total Canada	182	Guanajuato	5	Tabasco	1
		Guerrero	2	Tamaulipas	5
		Hidalgo	1	Tlaxcala	1
		Jalisco	9	Veracruz	5
		Michoacán	4	Yucatán	2
		Morelos	3	Zacatecas	1
				Total Mexico	138

Fiscal 2023 Form 10-K	24

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
As previously reported, in April 2021 we entered into a civil consent decree with the U.S. Department of Justice, the EPA, and the states of Utah, Massachusetts, and Rhode Island. The decree required certain changes to lead-safe work practices in our installation services business and provided for stipulated penalties for failure to perform by our third-party installers. In the first quarter of fiscal 2023, the EPA informed us that it believes we owe certain penalties for violations by our third-party installers of documentation requirements under the decree. We are engaged in discussions with the EPA regarding the basis for the stipulated penalties we allegedly owe under the decree. While we cannot predict the amount of stipulated penalties we may ultimately owe to the EPA under the decree, we do not expect it to have a material adverse effect on our consolidated financial condition, results of operations, or cash flows. Further, we expect to recoup any amount we ultimately owe from corresponding fines we levy against our third-party installers.
Item 4. Mine Safety Disclosures.
Not applicable.

Fiscal 2023 Form 10-K	25

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
At February 28, 2024, there were approximately 106,000 holders of record of our common stock and approximately 5,075,000 additional “street name” holders whose shares are held of record by banks, brokers, and other financial institutions.
STOCK PERFORMANCE GRAPH
The graph and table below present our cumulative total shareholder returns relative to the performance of the S&P Retail Composite Index and the S&P 500 Index for the five most recent fiscal years. The graph assumes $100 was invested at the closing price of our common stock on the NYSE and in each index on the last trading day of the fiscal year ended February 3, 2019 and assumes that all dividends were reinvested on the date paid. The points on the graph represent fiscal year-end amounts based on the last trading day in each fiscal year.

	Fiscal Year Ended
	February 3, 2019	February 2, 2020	January 31, 2021	January 30, 2022	January 29, 2023	January 28, 2024
The Home Depot	$100.00	$127.07	$154.49	$213.45	$189.05	$218.01
S&P Retail Composite Index	100.00	120.61	170.52	180.58	149.54	199.20
S&P 500 Index	100.00	121.54	142.49	172.40	160.94	196.50

Fiscal 2023 Form 10-K	26

ISSUER PURCHASES OF EQUITY SECURITIES
The following table presents the number and average price of shares purchased in each fiscal month of the fourth quarter of fiscal 2023:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)(3)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Dollar Value of Shares that May Yet Be Purchased Under the Program(2)(3)
October 30, 2023 – November 26, 2023	1,556,247	$296.98	1,548,293	$13,296,250,745
November 27, 2023 – December 24, 2023	1,459,975	331.80	1,458,703	12,812,264,193
December 25, 2023 – January 28, 2024	1,590,244	350.32	1,588,793	12,255,680,392
	4,606,466	326.43	4,595,789
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
(2)On August 14, 2023, our Board of Directors approved a $15.0 billion share repurchase authorization that replaced the previous authorization of $15.0 billion, which was approved on August 18, 2022. The August 2023 authorization does not have a prescribed expiration date.
(3)Excludes excise taxes incurred on share repurchases.
SALES OF UNREGISTERED SECURITIES
During the fourth quarter of fiscal 2023, we issued 521 deferred stock units under the Home Depot, Inc. Nonemployee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of the SEC’s Regulation D thereunder. The deferred stock units were credited during the fourth quarter of fiscal 2023 to the accounts of those non-employee directors who elected to receive all or a portion of board retainers in the form of deferred stock units instead of cash. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.
During the fourth quarter of fiscal 2023, we credited 882 deferred stock units to participant accounts under the Restoration Plans pursuant to an exemption from the registration requirements of the Securities Act for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in these plans.
Item 6. Reserved.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion provides an analysis of the Company’s financial condition and results of operations from management's perspective and should be read in conjunction with the consolidated financial statements and related notes included in this report. The discussion in this Form 10-K generally focuses on fiscal 2023 compared to fiscal 2022. A discussion of our results of operations and changes in financial condition for fiscal 2022 compared to fiscal 2021 has been omitted from this report, but can be found in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Form 10-K for fiscal 2022.

Fiscal 2023 Form 10-K	27

EXECUTIVE SUMMARY
We reported net sales of $152.7 billion in fiscal 2023. Net earnings were $15.1 billion, or $15.11 per diluted share. During fiscal 2023, we opened eight new stores in the U.S. and five new stores in Mexico, resulting in a total store count of 2,335 at January 28, 2024. At the end of fiscal 2023, a total of 320 of our stores, or 13.7% of our total store count, were located in Canada and Mexico. Total sales per retail square foot were $604.55 in fiscal 2023. Our inventory turnover ratio was 4.3 times at the end of fiscal 2023, compared to 4.2 times at the end of fiscal 2022.
We generated $21.2 billion of cash flow from operations and issued $2.0 billion of long-term debt, net of discounts, during fiscal 2023. This cash flow, together with cash on hand, was used to fund cash payments of $8.4 billion for dividends and $8.0 billion for share repurchases. In addition, we invested $3.2 billion in capital expenditures and $1.5 billion in acquisitions, and we repaid $1.3 billion of long-term debt during fiscal 2023. In February 2024, we announced a 7.7% increase in our quarterly cash dividend to $2.25 per share.
Our ROIC was 36.7% for fiscal 2023 and 44.6% for fiscal 2022. The decrease in ROIC was primarily driven by lower operating income along with an increase in average long-term debt over the respective periods. See the Non-GAAP Financial Measures section below for our definition and calculation of ROIC, as well as a reconciliation of NOPAT, a non-GAAP financial measure, to net earnings (the most comparable GAAP financial measure).
RESULTS OF OPERATIONS
The following table presents the percentage relationship between net sales and major categories in our consolidated statements of earnings:

	Fiscal		Fiscal		Fiscal
	2023		2022		2021
dollars in millions	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$152,669		$157,403		$151,157
Gross profit	50,960	33.4%	52,778	33.5%	50,832	33.6%
Operating expenses:
Selling, general and administrative	26,598	17.4	26,284	16.7	25,406	16.8
Depreciation and amortization	2,673	1.8	2,455	1.6	2,386	1.6
Total operating expenses	29,271	19.2	28,739	18.3	27,792	18.4
Operating income	21,689	14.2	24,039	15.3	23,040	15.2
Interest and other (income) expense:
Interest income and other, net	(178)	(0.1)	(55)	—	(44)	—
Interest expense	1,943	1.3	1,617	1.0	1,347	0.9
Interest and other, net	1,765	1.2	1,562	1.0	1,303	0.9
Earnings before provision for income taxes	19,924	13.1	22,477	14.3	21,737	14.4
Provision for income taxes	4,781	3.1	5,372	3.4	5,304	3.5
Net earnings	$15,143	9.9%	$17,105	10.9%	$16,433	10.9%
—————
Note: Certain percentages may not sum to totals due to rounding.

				% Change
Selected financial and sales data:	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Comparable sales (% change)	(3.2)%	3.1%	11.4%	N/A	N/A
Comparable customer transactions (% change) (1)	(2.9)%	(5.4)%	(0.1)%	N/A	N/A
Comparable average ticket (% change) (1)	(0.3)%	8.8%	11.7%	N/A	N/A
Customer transactions (in millions) (1)	1,621.8	1,666.4	1,759.7	(2.7)%	(5.3)%
Average ticket (1) (2)	$90.07	$90.36	$83.04	(0.3)%	8.8%
Sales per retail square foot (1) (3)	$604.55	$627.17	$604.74	(3.6)%	3.7%
Diluted earnings per share	$15.11	$16.69	$15.53	(9.5)%	7.5%

Fiscal 2023 Form 10-K	28

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
FISCAL 2023 COMPARED TO FISCAL 2022
Sales
We assess our sales performance by evaluating both net sales and comparable sales.
Net Sales. Net sales for fiscal 2023 decreased $4.7 billion, or 3.0%, to $152.7 billion. The decrease in net sales for fiscal 2023 primarily reflects the impact of a negative comparable sales environment, primarily driven by a decrease in comparable customer transactions as well as the impact from lumber price deflation.
Online sales, which consist of sales generated online through our websites and mobile applications for products picked up at our stores or delivered to customer locations, represented 14.8% of net sales and increased by 1.1% during fiscal 2023 compared to fiscal 2022.
A weaker U.S. dollar positively impacted net sales by $276 million in fiscal 2023.
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
Total comparable sales decreased 3.2% in fiscal 2023, reflecting a 2.9% decrease in comparable customer transactions and a 0.3% decrease in comparable average ticket compared to fiscal 2022. The decrease in comparable customer transactions reflects the impact of macroeconomic factors, including the continued shift in consumer consumption trends away from goods and towards services and the impact of a higher interest rate environment, pressuring home improvement demand. The decrease in comparable average ticket reflects U.S. commodity price deflation, which negatively impacted average ticket by approximately 145 basis points, driven primarily by lumber. This was partially offset by inflation across several product categories, which slowed relative to prior years, along with demand for new and innovative products.
For fiscal 2023, four of our 14 merchandising departments—Building Materials, Outdoor Garden, Hardware, and Plumbing—posted positive comparable sales compared to fiscal 2022. All of our other merchandising departments posted negative comparable sales during fiscal 2023 compared to fiscal 2022, with our Lumber department posting a double-digit comparable sales decline primarily resulting from lumber price deflation, partially offset by higher unit sales.
Gross Profit
Gross profit decreased $1.8 billion, or 3.4%, to $51.0 billion in fiscal 2023. Gross profit as a percent of net sales, or gross profit margin, was 33.4% in fiscal 2023 compared to 33.5% in fiscal 2022. The decrease in gross profit margin primarily reflects price stabilization as well as reduction and optimization of our inventory position, partially offset by lower supply chain costs.
While we continue to experience shrink above historical averages, year-over-year pressure to gross profit margin from shrink decreased as we moved through fiscal 2023. As a result, shrink did not have a significant impact on our gross profit margin in fiscal 2023 compared to fiscal 2022.
Operating Expenses
Our operating expenses are composed of SG&A and depreciation and amortization.

Fiscal 2023 Form 10-K	29

Selling, General & Administrative. SG&A increased $314 million, or 1.2%, to $26.6 billion in fiscal 2023. As a percent of net sales, SG&A was 17.4% in fiscal 2023 compared to 16.7% in fiscal 2022, primarily reflecting deleverage from a negative comparable sales environment along with previously executed wage investments for hourly associates, partially offset by the one-time benefit from the favorable settlement of litigation with a vendor as well as lower incentive compensation.
Depreciation and Amortization. Depreciation and amortization increased $218 million, or 8.9%, to $2.7 billion in fiscal 2023. As a percent of net sales, depreciation and amortization was 1.8% in fiscal 2023 compared to 1.6% in fiscal 2022, primarily reflecting increased depreciation expense from ongoing investments in the business and deleverage from a negative comparable sales environment.
Interest and Other, net
Interest and other, net increased $203 million, or 13.0%, to $1.8 billion in fiscal 2023. As a percent of net sales, interest and other, net, was 1.2% in fiscal 2023 compared to 1.0% in fiscal 2022, primarily due to increased variable rate interest on floating-rate debt resulting from interest rate swaps, higher average debt balances, and deleverage from a negative comparable sales environment, partially offset by higher interest income.
Provision for Income Taxes
Our combined effective income tax rate was 24.0% in fiscal 2023 compared to 23.9% in fiscal 2022.
Diluted Earnings per Share
Diluted earnings per share were $15.11 in fiscal 2023 compared to $16.69 in fiscal 2022. The decrease in diluted earnings per share for fiscal 2023 was primarily driven by lower net earnings during fiscal 2023, partially offset by lower diluted shares due to share repurchases.
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
The following table presents the calculation of ROIC, together with a reconciliation of NOPAT to net earnings (the most comparable GAAP measure):

	Fiscal	Fiscal	Fiscal
dollars in millions	2023	2022	2021
Net earnings	$15,143	$17,105	$16,433
Interest and other, net	1,765	1,562	1,303
Provision for income taxes	4,781	5,372	5,304
Operating income	21,689	24,039	23,040
Income tax adjustment (1)	(5,205)	(5,745)	(5,622)
NOPAT	$16,484	$18,294	$17,418

Average debt and equity	$44,955	$41,055	$38,946

ROIC	36.7%	44.6%	44.7%
—————
(1)Income tax adjustment is defined as operating income multiplied by our effective tax rate for the trailing twelve months.

Fiscal 2023 Form 10-K	30

LIQUIDITY AND CAPITAL RESOURCES
At January 28, 2024, we had $3.8 billion in cash and cash equivalents, of which $1.0 billion was held by our foreign subsidiaries. We believe that our current cash position, cash flow generated from operations, funds available from our commercial paper program, and access to the long-term debt capital markets should be sufficient not only for our operating requirements, any required debt payments, and satisfaction of other contractual obligations, but also to enable us to invest in the business, fund dividend payments, and fund any share repurchases through the next several fiscal years. In addition, we believe we have the ability to obtain alternative sources of financing, if necessary.
Our material cash requirements include contractual and other obligations arising in the normal course of business. These obligations primarily include long-term debt and related interest payments, operating and finance lease obligations, and purchase obligations. In addition to our cash requirements, we follow a disciplined approach to capital allocation. This approach first prioritizes investing in the business, followed by paying dividends, with the intent of then returning excess cash to shareholders in the form of share repurchases. During fiscal 2023, we invested approximately $3.2 billion back into our business in the form of capital expenditures. Additionally, we invested approximately $1.5 billion on three acquisitions during fiscal 2023, accelerating our strategic initiatives and providing us with better capabilities to serve our customers.
For fiscal 2024, in line with our expectation of approximately two percent of net sales on an annual basis, we plan to invest approximately $3.0 billion to $3.5 billion back into our business in the form of capital expenditures, with investments focused on new stores and improving the customer experience, including through technology and development of other differentiated capabilities. However, we may adjust our capital expenditures to support the operations of the business, to enhance long-term strategic positioning, or in response to the economic environment, as necessary or appropriate.
During fiscal 2023, we paid cash dividends of $8.4 billion to shareholders. In February 2024, we announced a 7.7% increase in our quarterly cash dividend from $2.09 to $2.25 per share. We intend to pay a dividend in the future; however, any future dividend is subject to declaration by the Board of Directors based on our earnings, capital requirements, financial condition, and other factors considered relevant by our Board of Directors.
In August 2023, our Board of Directors approved a $15.0 billion share repurchase authorization that replaced the previous authorization of $15.0 billion, which was approved in August 2022. The August 2023 authorization does not have a prescribed expiration date. As of January 28, 2024, approximately $12.3 billion of the $15.0 billion share repurchase authorization remained available. During fiscal 2023, we had cash payments of $8.0 billion for repurchases of our common stock through open market purchases.
DEBT
We have a commercial paper program that allows for borrowings up to $5.0 billion. In connection with our program, we have back-up credit facilities with a consortium of banks for borrowings up to $5.0 billion, which consist of a five-year $3.5 billion credit facility scheduled to expire in July 2027 and a 364-day $1.5 billion credit facility scheduled to expire in July 2024. In July 2023, we completed the renewal of our 364-day $1.5 billion credit facility, extending the maturity from July 2023 to July 2024. All of our short-term borrowings during fiscal 2023 were under our commercial paper program, and the maximum amount outstanding at any time was $1.5 billion. At January 28, 2024, we had no outstanding borrowings under this program, and we were in compliance with all of the covenants contained in our credit facilities, none of which are expected to impact our liquidity or capital resources.
We also issue senior notes from time to time as part of our capital management strategy. In November 2023, we issued $2.0 billion of senior notes. The net proceeds were used for general corporate purposes, including the repayment of our 3.75% senior notes due February 15, 2024 and repurchases of shares of our common stock. In April 2023, we repaid $1.0 billion of senior notes at maturity. At January 28, 2024, we had an aggregate principal amount of senior notes outstanding of $42.2 billion, with $1.1 billion payable within 12 months. Future interest payments associated with these senior notes total $23.7 billion, with $1.7 billion payable within 12 months, based on current interest rates, which include the impact of our active interest rate swap agreements.
The indentures governing our senior notes do not generally limit our ability to incur additional indebtedness or require us to maintain financial ratios or specified levels of net worth or liquidity. The indentures governing the notes contain various customary covenants; however, none are expected to impact our liquidity or capital resources. See Note 5 to our consolidated financial statements for further discussion of our debt arrangements.

Fiscal 2023 Form 10-K	31

LEASES
We use operating and finance leases largely to obtain a portion of our real estate, including our stores, distribution centers, and store support centers. At January 28, 2024, we had aggregate remaining lease payment obligations of $14.6 billion, with $1.7 billion payable within 12 months. Aggregate lease obligations include approximately $450 million of obligations related to leases not yet commenced. See Note 3 to our consolidated financial statements for further discussion of our operating and finance leases.
PURCHASE OBLIGATIONS AND OTHER
Purchase obligations include all legally binding contracts such as firm commitments for inventory purchases, media and sponsorship spend, software and license commitments, and legally binding service contracts. We issue inventory purchase orders in the ordinary course of business, which are typically cancellable by their terms, therefore we do not consider purchase orders that are cancellable to be firm inventory commitments. At January 28, 2024, we had aggregate purchase obligations of $2.5 billion, with $1.0 billion payable within 12 months.
At January 28, 2024, we had aggregate liabilities for unrecognized tax benefits totaling $689 million, of which approximately $25 million are expected to be paid in the next 12 months. The timing of payment, if any, associated with our long-term unrecognized tax benefit liabilities is unknown. See Note 6 to our consolidated financial statements for further discussion of our unrecognized tax benefits.
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
Net cash provided by operating activities increased by $6.6 billion in fiscal 2023 compared to fiscal 2022, primarily driven by changes in working capital, partially offset by a decrease in net earnings. Changes in working capital were primarily driven by lower inventory purchases in fiscal 2023 relative to fiscal 2022, as well as timing of vendor payments. Inventory levels normalized in fiscal 2023 as we adjusted purchasing activity to align with demand and continued to sell through existing inventory.

Fiscal 2023 Form 10-K	32

Investing Activities
Net cash used in investing activities increased by $1.6 billion in fiscal 2023 compared to fiscal 2022, primarily resulting from cash paid for acquired businesses as well as increased capital expenditures primarily due to investments in new store growth. See Note 13 to our consolidated financial statements for further discussion of acquisitions.
Financing Activities
Net cash used in financing activities in fiscal 2023 primarily reflected $8.4 billion of cash dividends paid, $8.0 billion of share repurchases, and $1.3 billion of repayments of long-term debt, partially offset by $2.0 billion of net proceeds from long-term debt.
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
MERCHANDISE INVENTORIES
We value the majority of our inventory under the retail inventory method, with the remainder of our inventories valued under a cost method, primarily the first-in, first-out method. Under the retail inventory method, inventories are stated at cost, which is determined by applying a cost-to-retail ratio to the retail value of inventories.
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
We calculate shrink based on actual inventory losses identified as a result of physical inventory counts during each fiscal period and estimated inventory losses between physical inventory counts. The estimate for shrink occurring in the interim period between physical inventory counts is calculated on a store-specific basis and is primarily based on recent shrink results. A 10% increase in the shrink rate used to estimate our inventory shrink reserve would have increased cost of sales by approximately $104 million for fiscal 2023. Historically, the difference between estimated shrink and actual inventory losses has not been material to our annual financial results.
We do not believe there is a reasonable likelihood of a material change in the estimates or assumptions we use to value our inventory under the retail inventory method. We believe that the retail inventory method provides an inventory valuation which approximates cost and results in valuing our inventory at the lower of cost or market.
ADDITIONAL INFORMATION
For information on our accounting policies and on accounting pronouncements that have impacted or are expected to materially impact our financial condition, results of operations, or cash flows, see Note 1 to our consolidated financial statements.

Fiscal 2023 Form 10-K	33

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
INTEREST RATE RISK
We have exposure to interest rate risk in connection with our long-term debt portfolio. We use interest rate swap agreements to manage our fixed/floating-rate debt portfolio, none of which are for trading or speculative purposes. At January 28, 2024, after giving consideration to our interest rate swap agreements, floating-rate debt principal was $5.4 billion, or approximately 13% of our senior notes portfolio. Our interest rate swap agreements were in an aggregate liability position of $858 million at January 28, 2024. The changes in the fair values of our interest rate swap agreements offset the changes in the fair value of the hedged long-term debt. Based on our January 28, 2024 floating-rate debt principal, a one percentage point increase in the interest rate of floating-rate debt would increase our annual interest expense by approximately $54 million.
During the second quarter of fiscal 2023, we amended all of our interest rate swap agreements to replace LIBOR with SOFR and concurrently adopted certain expedients provided in ASU No. 2020-04, “Reference Rate Reform (Topic 848)”. These amendments did not result in any change to our application of hedge accounting or have a material impact to our consolidated financial statements.
FOREIGN CURRENCY EXCHANGE RATE RISK
We are exposed to risks from foreign currency exchange rate fluctuations on the translation of our foreign operations into U.S. dollars and on the purchase of goods by these foreign operations that are not denominated in their local currencies. We use derivative instruments to hedge a portion of our foreign currency exchange rate risk, none of which are for trading or speculative purposes. Our foreign currency related hedging arrangements outstanding at the end of fiscal 2023 were not material.
COMMODITY PRICE RISK
We experience inflation and deflation related to our purchase and sale of certain commodity products. This price volatility could potentially have a material impact on our financial condition and/or our results of operations. In order to mitigate price volatility, we monitor commodity price fluctuations and may adjust our selling prices accordingly; however, our ability to recover higher costs through increased pricing may be limited by the competitive environment in which we operate. We currently do not use derivative instruments to manage these risks.

Fiscal 2023 Form 10-K	34

Item 8. Financial Statements and Supplementary Data.

Fiscal 2023 Form 10-K	35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors
The Home Depot, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of The Home Depot, Inc. and its subsidiaries (the Company) as of January 28, 2024 and January 29, 2023, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 28, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 28, 2024 and January 29, 2023, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended January 28, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 28, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Estimation of store shrink
As discussed in Note 1 to the consolidated financial statements, the majority of the Company’s U.S. merchandise inventories are stated at the lower of cost or market as determined by the retail inventory method, which is based on a number of factors such as markups, markdowns, and inventory losses (or shrink). Shrink is the difference between the recorded amount of inventory and the physical inventory count. The Company calculates shrink based on actual inventory losses identified as a result of physical inventory counts during each fiscal period and estimated inventory losses between physical inventory counts. The estimate for shrink occurring in the interim period between physical inventory counts is calculated on a store-specific basis and is primarily based on recent shrink results.
We identified the evaluation of the estimation of store shrink occurring in the period between physical inventory counts and fiscal year-end as a critical audit matter. Evaluating the Company’s estimation of shrink at the end of the fiscal year using interim inventory loss experience in U.S. retail stores involved auditor judgment.

Fiscal 2023 Form 10-K	36

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

/s/ KPMG LLP
We have served as the Company’s auditor since 1979.
Atlanta, Georgia
March 13, 2024

Fiscal 2023 Form 10-K	37

THE HOME DEPOT, INC.
CONSOLIDATED BALANCE SHEETS

in millions, except per share data	January 28, 2024	January 29, 2023
Assets
Current assets:
Cash and cash equivalents	$3,760	$2,757
Receivables, net	3,328	3,317
Merchandise inventories	20,976	24,886
Other current assets	1,711	1,511
Total current assets	29,775	32,471
Net property and equipment	26,154	25,631
Operating lease right-of-use assets	7,884	6,941
Goodwill	8,455	7,444
Other assets	4,262	3,958
Total assets	$76,530	$76,445

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,037	$11,443
Accrued salaries and related expenses	2,096	1,991
Sales taxes payable	449	528
Deferred revenue	2,762	3,064
Income taxes payable	28	50
Current installments of long-term debt	1,368	1,231
Current operating lease liabilities	1,050	945
Other accrued expenses	4,225	3,858
Total current liabilities	22,015	23,110
Long-term debt, excluding current installments	42,743	41,962
Long-term operating lease liabilities	7,082	6,226
Deferred income taxes	863	1,019
Other long-term liabilities	2,783	2,566
Total liabilities	75,486	74,883
Commitments and contingencies (Note 12)
Common stock, par value $0.05; authorized: 10,000 shares; issued: 1,796 shares at January 28, 2024 and 1,794 shares at January 29, 2023; outstanding: 992 shares at January 28, 2024 and 1,016 shares at January 29, 2023	90	90
Paid-in capital	13,147	12,592
Retained earnings	83,656	76,896
Accumulated other comprehensive loss	(477)	(718)
Treasury stock, at cost, 804 shares at January 28, 2024 and 778 shares at January 29, 2023	(95,372)	(87,298)
Total stockholders’ equity	1,044	1,562
Total liabilities and stockholders’ equity	$76,530	$76,445
—————
See accompanying notes to consolidated financial statements.

Fiscal 2023 Form 10-K	38

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF EARNINGS

in millions, except per share data	Fiscal	Fiscal	Fiscal
	2023	2022	2021
Net sales	$152,669	$157,403	$151,157
Cost of sales	101,709	104,625	100,325
Gross profit	50,960	52,778	50,832
Operating expenses:
Selling, general and administrative	26,598	26,284	25,406
Depreciation and amortization	2,673	2,455	2,386
Total operating expenses	29,271	28,739	27,792
Operating income	21,689	24,039	23,040
Interest and other (income) expense:
Interest income and other, net	(178)	(55)	(44)
Interest expense	1,943	1,617	1,347
Interest and other, net	1,765	1,562	1,303
Earnings before provision for income taxes	19,924	22,477	21,737
Provision for income taxes	4,781	5,372	5,304
Net earnings	$15,143	$17,105	$16,433

Basic weighted average common shares	999	1,022	1,054
Basic earnings per share	$15.16	$16.74	$15.59

Diluted weighted average common shares	1,002	1,025	1,058
Diluted earnings per share	$15.11	$16.69	$15.53
—————
See accompanying notes to consolidated financial statements.

Fiscal 2023 Form 10-K	39

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal	Fiscal	Fiscal
in millions	2023	2022	2021
Net earnings	$15,143	$17,105	$16,433
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	232	(22)	(77)
Cash flow hedges	8	9	9
Other	1	(1)	35
Total other comprehensive income (loss), net of tax	241	(14)	(33)
Comprehensive income	$15,384	$17,091	$16,400
—————
See accompanying notes to consolidated financial statements.

Fiscal 2023 Form 10-K	40

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

in millions	Fiscal	Fiscal	Fiscal
	2023	2022	2021
Common Stock:
Balance at beginning of year	$90	$90	$89
Shares issued under employee stock plans, net	—	—	1
Balance at end of year	90	90	90

Paid-in Capital:
Balance at beginning of year	12,592	12,132	11,540
Shares issued under employee stock plans, net	175	94	194
Stock-based compensation expense	380	366	398
Balance at end of year	13,147	12,592	12,132

Retained Earnings:
Balance at beginning of year	76,896	67,580	58,134
Net earnings	15,143	17,105	16,433
Cash dividends	(8,383)	(7,789)	(6,985)
Other	—	—	(2)
Balance at end of year	83,656	76,896	67,580

Accumulated Other Comprehensive Loss:
Balance at beginning of year	(718)	(704)	(671)
Foreign currency translation adjustments, net of tax	232	(22)	(77)
Cash flow hedges, net of tax	8	9	9
Other, net of tax	1	(1)	35
Balance at end of year	(477)	(718)	(704)

Treasury Stock:
Balance at beginning of year	(87,298)	(80,794)	(65,793)
Repurchases of common stock	(8,074)	(6,504)	(15,001)
Balance at end of year	(95,372)	(87,298)	(80,794)
Total stockholders’ equity (deficit)	$1,044	$1,562	$(1,696)
—————
See accompanying notes to consolidated financial statements.

Fiscal 2023 Form 10-K	41

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal	Fiscal	Fiscal
in millions	2023	2022	2021
Cash Flows from Operating Activities:
Net earnings	$15,143	$17,105	$16,433
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization	3,247	2,975	2,862
Stock-based compensation expense	380	366	399
Changes in receivables, net	134	111	(435)
Changes in merchandise inventories	4,137	(2,830)	(5,403)
Changes in other current assets	(184)	(311)	(330)
Changes in accounts payable and accrued expenses	(1,411)	(2,577)	2,401
Changes in deferred revenue	(318)	(526)	775
Changes in income taxes payable	(25)	(107)	(51)
Changes in deferred income taxes	(245)	138	(276)
Other operating activities	314	271	196
Net cash provided by operating activities	21,172	14,615	16,571

Cash Flows from Investing Activities:
Capital expenditures	(3,226)	(3,119)	(2,566)
Payments for businesses acquired, net	(1,514)	—	(421)
Other investing activities	11	(21)	18
Net cash used in investing activities	(4,729)	(3,140)	(2,969)

Cash Flows from Financing Activities:
(Repayments of) proceeds from short-term debt, net	—	(1,035)	1,035
Proceeds from long-term debt, net of discounts	1,995	6,942	2,979
Repayments of long-term debt	(1,271)	(2,491)	(1,532)
Repurchases of common stock	(7,951)	(6,696)	(14,809)
Proceeds from sales of common stock	323	264	337
Cash dividends	(8,383)	(7,789)	(6,985)
Other financing activities	(156)	(188)	(145)
Net cash used in financing activities	(15,443)	(10,993)	(19,120)
Change in cash and cash equivalents	1,000	482	(5,518)
Effect of exchange rate changes on cash and cash equivalents	3	(68)	(34)
Cash and cash equivalents at beginning of year	2,757	2,343	7,895
Cash and cash equivalents at end of year	$3,760	$2,757	$2,343

Supplemental Disclosures:
Cash paid for income taxes	$5,023	$5,435	$5,504
Cash paid for interest, net of interest capitalized	1,809	1,449	1,269
Non-cash capital expenditures	364	351	421
—————
See accompanying notes to consolidated financial statements.

Fiscal 2023 Form 10-K	42

THE HOME DEPOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
The Home Depot, Inc., together with its subsidiaries (the “Company,” “Home Depot,” “we,” “our” or “us”), is a home improvement retailer that sells a wide assortment of building materials, home improvement products, lawn and garden products, décor products, and facilities maintenance, repair and operations products, in stores and online. We also provide a number of services, including home improvement installation services and tool and equipment rental. We operate in the U.S. (including the Commonwealth of Puerto Rico and the territories of the U.S. Virgin Islands and Guam), Canada, and Mexico.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and highly liquid investments purchased with original maturities of three months or less.
Receivables, net
The following table presents components of receivables, net:

in millions	January 28, 2024	January 29, 2023
Card receivables	$988	$1,003
Rebate receivables	841	948
Customer receivables	924	871
Other receivables	575	495
Receivables, net	$3,328	$3,317
Card receivables consist of payments due from financial institutions for the settlement of credit card and debit card transactions. Rebate receivables represent amounts due from vendors for volume and co-op advertising rebates. Customer receivables relate to credit extended directly to certain customers in the ordinary course of business. The valuation allowance related to these receivables was not material to our consolidated financial statements at the end of fiscal 2023 or fiscal 2022.
Merchandise Inventories
Inventory cost includes the amount we pay to acquire inventory, including freight and import costs, as well as operating costs and depreciation associated with our sourcing and distribution network, and is net of certain vendor allowances. The majority of our merchandise inventories are stated at the lower of cost or market, as determined by the retail inventory method, which is based on a number of factors such as markups, markdowns, and inventory losses (or shrink). As the inventory retail value is adjusted regularly to reflect market conditions, inventory valued using the retail method approximates the lower of cost or market. Certain subsidiaries, including retail operations in Canada and Mexico, and distribution centers, record merchandise inventories at the lower of cost or net realizable value, as determined by a cost method, primarily the first-in, first-out method. These merchandise inventories represent approximately 38% of the total merchandise inventories balance. We evaluate the inventory valued using a cost method at the end of each quarter to ensure that it is carried at the lower of cost or net realizable value, and the adjustments recorded to merchandise inventories valued under a cost method were not material to our consolidated financial statements at the end of fiscal 2023 or fiscal 2022.

Fiscal 2023 Form 10-K	43

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
We evaluate our long-lived assets each quarter for indicators of potential impairment. Indicators of impairment include current period losses combined with a history of losses, our decision to relocate or close a store or other location before the end of its previously estimated useful life, or when changes in other circumstances indicate the carrying amount of an asset group may not be recoverable. The evaluation for long-lived assets is performed at the lowest level of identifiable cash flows, which is generally the individual store level. Long-lived assets with indicators of impairment are evaluated for recoverability by comparing their undiscounted future cash flows with their carrying value. If the carrying value is greater than the undiscounted future cash flows, we then measure the asset group’s fair value to determine whether an impairment loss should be recognized. If the resulting fair value is less than the carrying value, an impairment loss is recognized for the difference between the carrying value and the estimated fair value. Impairment losses on property and equipment are recorded as a component of SG&A. Impairment charges for long-lived assets were not material to our consolidated financial statements in fiscal 2023, fiscal 2022, or fiscal 2021.
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
Our leases include certain retail locations, warehouse and distribution space, office space, equipment, and vehicles. A substantial majority of our leases have remaining lease terms of one to 20 years. Our real estate leases typically provide the option to extend the lease for five-year terms, and some of our leases include early termination options. The lease term used to calculate the right-of-use asset and lease liability at commencement includes the impacts of options to extend or terminate the lease when it is reasonably certain that we will exercise that option. When determining whether it is reasonably certain that we will exercise an option at commencement, we consider various existing economic factors, including market conditions, real estate strategies, the nature, length, and terms of the agreement, as well as the uncertainty of the condition of leased equipment at the end of the lease term. Based on these determinations, we generally conclude that the exercise of renewal options would not be reasonably certain in determining the lease term at commencement.

Fiscal 2023 Form 10-K	44

The discount rate used to calculate the present value of lease payments is the rate implicit in the lease, when readily determinable. As the rate implicit in the lease is rarely readily determinable, we use a secured incremental borrowing rate, which is updated on a quarterly basis, as the discount rate for the present value of lease payments.
Real estate taxes, insurance, maintenance, and operating expenses applicable to the leased asset are generally our obligations under our lease agreements. In instances where these payments are fixed, they are included in the measurement of our lease liabilities, and when variable, they are excluded and recognized in the period in which the obligation for those payments is incurred. Certain of our lease agreements also include rental payments based on an index or rate, and others include rental payments based on a percentage of sales. For variable payments dependent upon an index or rate, we apply the active index or rate as of the lease commencement date. Variable lease payments not based on an index or rate are not included in the measurement of our lease liabilities, as they cannot be reasonably estimated, and are recognized in the period in which the obligation for those payments is incurred.
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
Goodwill
Goodwill represents the excess of purchase price over the fair value of net assets acquired. We do not amortize goodwill, but assess the recoverability of goodwill in the third quarter of each fiscal year, or more often if indicators warrant, by determining whether the fair value of each reporting unit supports its carrying value. Each fiscal year, we may assess qualitative factors to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount as a basis for determining whether it is necessary to complete quantitative impairment assessments, with a quantitative assessment completed periodically or as facts and circumstances warrant.
During the third quarter of fiscal 2023, we completed our annual assessment of the recoverability of goodwill for our U.S., Canada, and Mexico reporting units, using a quantitative approach. The quantitative test for goodwill impairment was performed by determining the fair value of the reporting units using a combination of discounted cash flow and market-based approaches. The results of our quantitative analysis indicated that the fair value of each of the reporting units substantially exceeded its respective carrying value, including goodwill. There were no impairment charges related to goodwill for fiscal 2023, fiscal 2022, or fiscal 2021. Additional information regarding our goodwill is included in Note 4.
Other Intangible Assets
Intangible assets other than goodwill are included in other assets on the consolidated balance sheets. We amortize the cost of definite-lived intangible assets on a straight-line basis over their estimated useful lives, which range up to approximately 20 years, as this approximates the pattern of expected economic benefit. We evaluate our definite-lived intangible assets for impairment when evidence exists that certain triggering events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Intangible assets with indefinite lives are tested in the third quarter of each fiscal year for impairment, or more often if indicators warrant.
During the third quarter of fiscal 2023, we completed our annual assessment of the recoverability of our indefinite-lived intangible assets based on quantitative factors and concluded no impairment losses should be recognized. There were no impairment losses related to intangible assets for fiscal 2023, fiscal 2022, or fiscal 2021. Additional information regarding our intangible assets is included in Note 4.

Fiscal 2023 Form 10-K	45

Supplier Finance Programs
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
The payment terms we negotiate with our suppliers are consistent, irrespective of whether a supplier participates in the program. Our current payment terms with a majority of our suppliers generally range from 30 to 60 days, which we deem to be commercially reasonable. Our outstanding payment obligations under our supplier finance program were $514 million at January 28, 2024, and $480 million at January 29, 2023 and are recorded within accounts payable on the consolidated balance sheets. The associated payments are included in operating activities within the consolidated statements of cash flows.
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
Self-Insurance Reserves
We are self-insured for certain losses related to general liability (including product liability), workers’ compensation, employee group medical, and automobile claims. We recognize the expected ultimate cost for claims incurred (undiscounted) at the balance sheet date as a liability. The expected ultimate cost for claims incurred is estimated based upon analysis of historical data and actuarial estimates. We also maintain cybersecurity and privacy liability insurance coverage to help limit our exposure to losses such as those that may be caused by a significant compromise or breach of our data security, as well as property loss coverage. Our self-insurance liabilities, which are included in accrued salaries and related expenses, other accrued expenses, and other long-term liabilities in the consolidated balance sheets, were $1.4 billion at January 28, 2024, and $1.3 billion at January 29, 2023.

Fiscal 2023 Form 10-K	46

Treasury Stock
Treasury stock is reflected as a reduction of stockholders’ equity at cost. We use the weighted average purchase cost to determine the cost of treasury stock that is reissued, if any. Excise taxes incurred on share repurchases represent direct costs of the repurchase and are recorded as a part of the cost basis of the shares within treasury stock.
Revenue Recognition
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
For products and services sold in stores or online, payment is typically due at the point of sale. When we receive payment before the customer has taken possession of the merchandise or the service has been performed, the amount received is recorded as deferred revenue until the sale or service is complete. Such performance obligations are part of contracts with expected original durations of typically three months or less. As of January 28, 2024 and January 29, 2023, deferred revenue for products and services was $1.7 billion and $2.0 billion, respectively.
We further record deferred revenue for the sale of gift cards and recognize the associated revenue upon the redemption of those gift cards, which generally occurs within six months of gift card issuance. As of both January 28, 2024 and January 29, 2023, our performance obligations for unredeemed gift cards were $1.1 billion. Gift card breakage income, which is our estimate of the portion of our outstanding gift card balance not expected to be redeemed, is recognized in net sales and was immaterial in fiscal 2023, fiscal 2022, and fiscal 2021.
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
Vendor Allowances
Vendor allowances primarily consist of volume rebates that are earned as a result of attaining certain purchase levels and co-op advertising allowances for the promotion of vendors’ products that are typically based on guaranteed minimum amounts with additional amounts being earned for attaining certain purchase levels. These vendor allowances are accrued as earned, with those allowances received as a result of attaining certain purchase levels accrued over the incentive period, which generally concludes at the end of the calendar year, based on estimates of purchases. Volume rebates and certain co-op advertising allowances reduce the carrying cost of inventory and are recognized in cost of sales when the related inventory is sold.

Fiscal 2023 Form 10-K	47

Selling, General and Administrative
Selling, general and administrative expenses include compensation and benefits for retail and store support center associates, occupancy and operating costs of retail locations and store support centers, insurance-related expenses, advertising costs, credit and debit card processing fees, and other administrative costs.
Advertising Expense
Advertising costs, including digital, television, radio and print, are expensed when the advertisement first appears. Certain co-op advertising allowances that are reimbursements of specific, incremental, and identifiable costs incurred to promote vendors’ products are recorded as an offset against advertising expense. Net advertising expense included in SG&A was $1.1 billion, $1.1 billion, and $1.0 billion for fiscal 2023, 2022, and 2021, respectively.
Stock-Based Compensation
We are currently authorized to issue incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and deferred shares to certain of our associates and non-employee directors under certain stock incentive plans. We measure and recognize compensation expense for all stock-based payment awards made to associates and non-employee directors based on estimated fair values. The value of the portion of the award that is ultimately expected to vest is recognized as stock-based compensation expense, on a straight-line basis, over the requisite service period or as restrictions lapse. We include estimated forfeitures expected to occur when calculating stock-based compensation expense. Additional information on our stock-based payment awards is included in Note 9.
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
We file a consolidated U.S. federal income tax return which includes certain eligible subsidiaries. Non-U.S. subsidiaries and certain U.S. subsidiaries, which are consolidated for financial reporting purposes, are not eligible to be included in our consolidated U.S. federal income tax return. Separate provisions for income taxes have been determined for these entities. For unremitted earnings of our non-U.S. subsidiaries, we are required to make an assertion regarding reinvestment or repatriation for tax purposes. For any earnings that we do not make a permanent reinvestment assertion, we recognize a provision for deferred income taxes. For earnings where we have made a permanent reinvestment assertion, no provision is recognized. See Note 6 for further discussion.
We are subject to global intangible low-taxed income tax, an incremental tax on foreign income. We have made an accounting election to record this tax in the period the tax arises.

Fiscal 2023 Form 10-K	48

Comprehensive Income
Comprehensive income includes net earnings adjusted for certain gains and losses that are excluded from net earnings and recognized within accumulated other comprehensive loss as a component of equity, which consist primarily of foreign currency translation adjustments. Accumulated other comprehensive loss also includes net losses on cash flow hedges that were immaterial as of January 28, 2024 and January 29, 2023. Reclassifications from accumulated other comprehensive loss into earnings were immaterial in fiscal 2023, fiscal 2022, and fiscal 2021.
Foreign Currency Translation
Assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange on the last day of the reporting period. Revenues and expenses are translated using average exchange rates for the period, and equity transactions are translated using the actual rate on the day of the transaction. Cumulative foreign currency translation adjustments recorded in accumulated other comprehensive loss as of January 28, 2024 and January 29, 2023 were losses of $365 million and $597 million, respectively.
Recently Adopted Accounting Pronouncements
ASU No. 2022-04. In September 2022, the FASB issued ASU No. 2022-04, “Liabilities—Supplier Finance Programs (Topic 405-50): Disclosure of Supplier Finance Program Obligations,” to enhance the transparency of supplier finance programs used by an entity in connection with the purchase of goods and services. The standard requires entities that use supplier finance programs to disclose the key terms, including a description of payment terms, the confirmed amount outstanding under the program at the end of each reporting period, a description of where those obligations are presented on the balance sheet, and an annual rollforward, including the amount of obligations confirmed and the amount paid during the period. The guidance does not affect the recognition, measurement, or financial statement presentation of obligations covered by supplier finance programs. ASU No. 2022-04 was effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the required rollforward information, which is effective for fiscal years beginning after December 15, 2023. On January 30, 2023, we adopted ASU No. 2022-04 with no impact to our consolidated financial condition, results of operations, or cash flows.
ASU No. 2020-04. In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides practical expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate discontinued as a result of reference rate reform. ASU No. 2020-04 was effective as of March 12, 2020 and may be applied to contract modifications and hedging relationships from the beginning of an interim period that includes or is subsequent to March 12, 2020. This guidance was subsequently amended by ASU No. 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” which was effective upon issuance in December 2022 and extended the temporary relief provided by Topic 848 through December 31, 2024.
During the second quarter of fiscal 2023, we amended our existing fixed-to-variable interest rate swap agreements, which were designated as fair value hedges, to transition the variable component of such agreements from LIBOR to SOFR. Concurrent with these amendments, we elected certain of the optional expedients provided in Topic 848, which allow us to maintain our designation of fair value hedge accounting and application of the shortcut method for these agreements. The adoption of this guidance did not have a material impact on our consolidated financial condition, results of operations, or cash flows.
Recently Issued Accounting Pronouncements
ASU No. 2023-07. In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The disclosure requirements included in ASU No. 2023-07 are required for all public entities, including entities with a single reportable segment. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The guidance is required to be applied on a retrospective basis. We are currently evaluating the impact of the standard on our consolidated financial statement disclosures.

Fiscal 2023 Form 10-K	49

ASU No. 2023-09. In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disclosure of disaggregated information about a reporting entity’s effective tax rate reconciliation as well as disclosures on income taxes paid by jurisdiction. ASU No. 2023-09 is effective for annual periods beginning after December 15, 2024. The guidance is required to be applied on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. We are currently evaluating the impact of the standard on our consolidated financial statement disclosures.
Recent accounting pronouncements adopted or pending adoption not discussed above are either not applicable or are not expected to have a material impact on our consolidated financial condition, results of operations, or cash flows.
2.SEGMENT REPORTING AND NET SALES
We currently conduct our retail operations in the U.S., Canada, and Mexico, each of which represents one of our three operating segments. Our operating segments reflect the way in which internally-reported financial information is regularly reviewed by the chief operating decision maker, who is our President and Chief Executive Officer, to analyze performance, make decisions and allocate resources. For disclosure purposes, we aggregate these three operating segments into one reportable segment due to the similar nature of their operations and economic characteristics.
The following table presents net property and equipment, classified by geography:

in millions	January 28, 2024	January 29, 2023	January 30, 2022
Net property and equipment – in the U.S.	$23,347	$23,057	$22,696
Net property and equipment – outside the U.S.	2,807	2,574	2,503
Net property and equipment	$26,154	$25,631	$25,199
No sales to an individual customer accounted for more than 10% of revenue during any of the last three fiscal years.
The following table presents net sales, classified by geography:

	Fiscal	Fiscal	Fiscal
in millions	2023	2022	2021
Net sales – in the U.S.	$140,083	$144,840	$138,920
Net sales – outside the U.S.	12,586	12,563	12,237
Net sales	$152,669	$157,403	$151,157
The following table presents net sales by products and services:

	Fiscal	Fiscal	Fiscal
in millions	2023	2022	2021
Net sales – products	$146,835	$151,804	$145,745
Net sales – services	5,834	5,599	5,412
Net sales	$152,669	$157,403	$151,157
The following table presents major product lines and the related merchandising departments (and related services):

Major Product Line	Merchandising Departments
Building Materials	Building Materials, Electrical/Lighting, Lumber, Millwork, and Plumbing
Décor	Appliances, Décor/Storage, Flooring, Kitchen and Bath, and Paint
Hardlines	Hardware, Indoor Garden, Outdoor Garden, and Tools

Fiscal 2023 Form 10-K	50

The following table presents net sales by major product line (and related services):

	Fiscal	Fiscal	Fiscal
in millions	2023	2022	2021
Building Materials	$57,039	$59,533	$54,990
Décor	50,295	52,322	50,437
Hardlines	45,335	45,548	45,730
Net sales	$152,669	$157,403	$151,157
The following table presents net sales by merchandising department (and related services):

	Fiscal		Fiscal		Fiscal
	2023		2022		2021
dollars in millions	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Appliances	$13,863	9.1%	$14,461	9.2%	$14,232	9.4%
Building Materials	11,975	7.8	11,298	7.2	9,823	6.5
Décor/Storage	6,012	3.9	6,357	4.0	6,095	4.0
Electrical/Lighting	12,521	8.2	13,746	8.7	13,473	8.9
Flooring	8,754	5.7	9,222	5.9	9,225	6.1
Hardware	8,147	5.3	8,104	5.1	7,873	5.2
Indoor Garden	14,743	9.7	14,990	9.5	15,546	10.3
Kitchen and Bath	10,593	6.9	11,102	7.1	10,432	6.9
Lumber	11,731	7.7	13,460	8.6	13,344	8.8
Millwork	8,301	5.4	8,423	5.4	7,412	4.9
Outdoor Garden	10,278	6.7	10,078	6.4	10,317	6.8
Paint	11,073	7.3	11,180	7.1	10,453	6.9
Plumbing	12,511	8.2	12,606	8.0	10,938	7.2
Tools	12,167	8.0	12,376	7.9	11,994	7.9
Total	$152,669	100.0%	$157,403	100.0%	$151,157	100.0%
—————
Note: Certain percentages may not sum to totals due to rounding.
3.PROPERTY AND LEASES
Net Property and Equipment
The following table presents components of net property and equipment:

in millions	January 28, 2024	January 29, 2023
Land	$9,027	$8,719
Buildings and improvements	20,030	19,430
Furniture, fixtures, and equipment	16,667	16,564
Leasehold improvements	2,254	2,130
Construction in progress	1,192	1,297
Finance leases	4,087	4,135
Property and equipment, at cost	53,257	52,275
Less accumulated depreciation and finance lease amortization	27,103	26,644
Net property and equipment	$26,154	$25,631

Fiscal 2023 Form 10-K	51

The following table presents depreciation and finance lease amortization expense, including depreciation and finance lease amortization expense included in cost of sales:

in millions	Fiscal	Fiscal	Fiscal
	2023	2022	2021
Depreciation and finance lease amortization expense	$3,020	$2,756	$2,650
Leases
The following table presents the consolidated balance sheet classification related to operating and finance leases:

in millions	Consolidated Balance Sheet Classification	January 28, 2024	January 29, 2023
Assets:
Operating lease assets	Operating lease right-of-use assets	$7,884	$6,941
Finance lease assets (1)	Net property and equipment	2,840	2,899
Total lease assets		$10,724	$9,840
Liabilities:
Current:
Operating lease liabilities	Current operating lease liabilities	$1,050	$945
Finance lease liabilities	Current installments of long-term debt	268	231
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	7,082	6,226
Finance lease liabilities	Long-term debt, excluding current installments	3,000	3,054
Total lease liabilities		$11,400	$10,456
—————
(1)    Finance lease assets are recorded net of accumulated amortization of $1.2 billion as of both January 28, 2024 and January 29, 2023.
The following table presents components of lease cost, excluding short-term lease cost and sublease income which are immaterial:

	Consolidated Statement of Earnings Classification (1)	Fiscal	Fiscal	Fiscal
in millions		2023	2022	2021
Operating lease cost	Selling, general and administrative	$1,359	$1,169	$1,084
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	304	282	250
Interest on lease liabilities	Interest expense	126	125	127
Variable lease cost	Selling, general and administrative	486	470	425
—————
(1)Costs associated with our sourcing and distribution network are recorded in cost of sales, with the exception of interest on finance lease liabilities.
The following table presents weighted average remaining lease terms and discount rates:

	January 28, 2024	January 29, 2023
Weighted Average Remaining Lease Term (Years):
Operating leases	10	9
Finance leases	13	14
Weighted Average Discount Rate:
Operating leases	3.7%	3.2%
Finance leases	3.7%	4.3%

Fiscal 2023 Form 10-K	52

The following table presents approximate future minimum payments under operating and finance leases at January 28, 2024:

in millions	Operating Leases	Finance Leases
Fiscal 2024	$1,325	$381
Fiscal 2025	1,342	456
Fiscal 2026	1,191	347
Fiscal 2027	1,041	323
Fiscal 2028	884	287
Thereafter	4,288	2,251
Total lease payments	10,071	4,045
Less: imputed interest	1,939	777
Present value of lease liabilities	$8,132	$3,268
—————
Note: We have excluded approximately $450 million of lease payments (undiscounted basis) for leases that have been signed but have not yet commenced.
The following table presents supplemental cash flow information related to leases:

	Fiscal	Fiscal	Fiscal
in millions	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows – operating leases	$1,328	$1,157	$1,090
Operating cash flows – finance leases	126	125	127
Financing cash flows – finance leases	271	241	182
Supplemental non-cash information:
Lease assets obtained in exchange for new operating lease liabilities	1,827	1,991	964
Lease assets obtained in exchange for new finance lease liabilities	336	322	672
4.GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table presents the changes in the carrying amount of our goodwill:

	Fiscal	Fiscal
in millions	2023	2022
Goodwill, balance at beginning of year	$7,444	$7,449
Acquisitions (1)	998	—
Other (2)	13	(5)
Goodwill, balance at end of year	$8,455	$7,444
—————
(1)    Fiscal 2023 includes the preliminary determination of goodwill related to acquisitions completed within the year. See Note 13 for further details.
(2)     Reflects the net impact of foreign currency translation.

Fiscal 2023 Form 10-K	53

Intangible Assets
The following table presents information regarding our intangible assets, which are included in other assets on the consolidated balance sheets:

	January 28, 2024 (1)			January 29, 2023
in millions	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-Lived Intangible Assets:
Customer relationships	$3,425	$(670)	$2,755	$3,034	$(495)	$2,539
Trade names	227	(25)	202	151	(16)	135
Other	12	(12)	—	12	(12)	—
Indefinite-Lived Intangible Assets:
Trade names	649		649	649		649
Total Intangible Assets	$4,313	$(707)	$3,606	$3,846	$(523)	$3,323
—————
(1)    Includes the preliminary allocation of fair value to intangible assets related to acquisitions completed within fiscal 2023. See Note 13 for further details.
Our intangible asset amortization expense was immaterial for fiscal 2023, fiscal 2022, and fiscal 2021.
The following table presents the estimated future amortization expense related to definite-lived intangible assets as of January 28, 2024:

in millions	Amortization Expense
Fiscal 2024	$207
Fiscal 2025	207
Fiscal 2026	207
Fiscal 2027	198
Fiscal 2028	181
Thereafter	1,957
Total	$2,957
5.DEBT AND DERIVATIVE INSTRUMENTS
Short-Term Debt
We have a commercial paper program that allows for borrowings up to $5.0 billion. In connection with our program, we have back-up credit facilities with a consortium of banks for borrowings up to $5.0 billion, which consist of a five-year $3.5 billion credit facility scheduled to expire in July 2027 and a 364-day $1.5 billion credit facility scheduled to expire in July 2024. In July 2023, we completed the renewal of our 364-day $1.5 billion credit facility, extending the maturity from July 2023 to July 2024. All of our short-term borrowings in fiscal 2023 and fiscal 2022 were under our commercial paper program. At January 28, 2024 and January 29, 2023, there were no outstanding borrowings under this program.
The following table presents additional information on borrowings under our commercial paper program during fiscal 2023 and fiscal 2022:

	Fiscal	Fiscal
in millions	2023	2022
Maximum amount outstanding during the period	$1,453	$2,745
Average daily short-term borrowings	72	269

Fiscal 2023 Form 10-K	54

Long-Term Debt
The following table presents details of the components of our long-term debt:

			Carrying Amount (1)
in millions	Interest Payable	Principal Amount	January 28, 2024	January 29, 2023
2.70% Senior notes due April 2023	Semi-annually	$—	$—	$1,000
3.75% Senior notes due February 2024	Semi-annually	1,100	1,100	1,099
2.70% Senior notes due April 2025	Semi-annually	500	499	498
5.125% Senior notes due April 2025	Semi-annually	500	498	—
3.35% Senior notes due September 2025	Semi-annually	1,000	999	998
4.00% Senior notes due September 2025	Semi-annually	750	749	748
3.00% Senior notes due April 2026	Semi-annually	1,300	1,296	1,295
2.125% Senior notes due September 2026	Semi-annually	1,000	995	994
4.95% Senior notes due September 2026	Semi-annually	750	746	—
2.875% Senior notes due April 2027	Semi-annually	750	745	744
2.50% Senior notes due April 2027	Semi-annually	750	746	745
2.80% Senior notes due September 2027	Semi-annually	1,000	979	979
0.90% Senior notes due March 2028	Semi-annually	500	497	496
1.50% Senior notes due September 2028	Semi-annually	1,000	994	993
3.90% Senior notes due December 2028	Semi-annually	1,000	970	977
4.90% Senior notes due April 2029	Semi-annually	750	743	—
2.95% Senior notes due June 2029	Semi-annually	1,750	1,665	1,675
2.70% Senior notes due April 2030	Semi-annually	1,500	1,346	1,347
1.375% Senior notes due March 2031	Semi-annually	1,250	1,167	1,170
1.875% Senior notes due September 2031	Semi-annually	1,000	936	942
3.25% Senior notes due April 2032	Semi-annually	1,250	1,239	1,237
4.50% Senior notes due September 2032	Semi-annually	1,250	1,243	1,242
5.875% Senior notes due December 2036	Semi-annually	3,000	2,872	2,874
3.30% Senior notes due April 2040	Semi-annually	1,250	1,057	1,075
5.40% Senior notes due September 2040	Semi-annually	500	496	496
5.95% Senior notes due April 2041	Semi-annually	1,000	991	990
4.20% Senior notes due April 2043	Semi-annually	1,000	927	939
4.875% Senior notes due February 2044	Semi-annually	1,000	982	981
4.40% Senior notes due March 2045	Semi-annually	1,000	980	980
4.25% Senior notes due April 2046	Semi-annually	1,600	1,586	1,586
3.90% Senior notes due June 2047	Semi-annually	1,150	1,145	1,144
4.50% Senior notes due December 2048	Semi-annually	1,500	1,465	1,464
3.125% Senior notes due December 2049	Semi-annually	1,250	1,173	1,178
3.35% Senior notes due April 2050	Semi-annually	1,500	1,472	1,472
2.375% Senior notes due March 2051	Semi-annually	1,250	1,150	1,156
2.75% Senior notes due September 2051	Semi-annually	1,000	983	983
3.625% Senior notes due April 2052	Semi-annually	1,500	1,458	1,458
4.95% Senior notes due September 2052	Semi-annually	1,000	980	980
3.50% Senior notes due September 2056	Semi-annually	1,000	974	973
Total senior notes		$42,150	$40,843	$39,908
Finance lease obligations; payable in varying installments through April 30, 2076			$3,268	$3,285
Total long-term debt			44,111	43,193
Less current installments of long-term debt			1,368	1,231
Long-term debt, excluding current installments			$42,743	$41,962
—————
(1) Includes unamortized discounts, premiums, debt issuance costs, and the effects of fair value hedges.

Fiscal 2023 Form 10-K	55

November 2023 Issuance. In November 2023, we issued three tranches of senior notes.
•The first tranche consisted of $500 million of 5.125% senior notes due April 30, 2025 at a discount of $0.3 million. Interest on these notes is due semi-annually on April 30 and October 30 of each year, beginning April 30, 2024.
•The second tranche consisted of $750 million of 4.95% senior notes due September 30, 2026 at a discount of $1.6 million. Interest on these notes is due semi-annually on March 30 and September 30 of each year, beginning March 30, 2024.
•The third tranche consisted of $750 million of 4.90% senior notes due April 15, 2029 at a discount of $3.4 million. Interest on these notes is due semi-annually on April 15 and October 15 of each year, beginning April 15, 2024.
•Issuance costs totaled $7 million.
Repayments. In April 2023, we repaid our $1.0 billion 2.70% senior notes at maturity.
Redemption. All of our senior notes may be redeemed by us at any time, in whole or in part, at the redemption price plus accrued interest up to the redemption date. With respect to the 5.875% 2036 notes and the 5.125% 2025 notes, the redemption price is equal to the greater of (1) 100% of the principal amount of the notes to be redeemed, or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed that would be due after the related redemption date. With respect to all other notes, prior to the Par Call Date, as defined in the respective notes, the redemption price is equal to the greater of (1) 100% of the principal amount of the notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest to the Par Call Date. On or after the Par Call Date, the redemption price is equal to 100% of the principal amount of the notes. Additionally, if a Change in Control Triggering Event occurs, as defined in the notes, holders of all such notes have the right to require us to redeem those notes at 101% of the aggregate principal amount of the notes plus accrued interest up to the redemption date.
The indentures governing the notes do not generally limit our ability to incur additional indebtedness or require us to maintain financial ratios or specified levels of net worth or liquidity. The indentures governing the notes contain various customary covenants; however, none are expected to impact our liquidity or capital resources.
Maturities of Long-Term Debt. The following table presents our long-term debt maturities, excluding finance leases, as of January 28, 2024:

in millions	Principal
Fiscal 2024	$1,100
Fiscal 2025	2,750
Fiscal 2026	3,050
Fiscal 2027	2,500
Fiscal 2028	2,500
Thereafter	30,250
Total	$42,150
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
Fair Value Hedges. We had outstanding interest rate swap agreements with combined notional amounts of $5.4 billion at both January 28, 2024 and January 29, 2023. These agreements are accounted for as fair value hedges that swap fixed for variable rate interest to hedge changes in the fair values of certain senior notes. At January 28, 2024 and January 29, 2023, the fair values of these agreements totaled $858 million and $778 million, respectively, all of which are recognized in other long-term liabilities on the consolidated balance sheets.
All of our interest rate swap agreements designated as fair value hedges meet the shortcut method requirements under GAAP. Accordingly, the changes in the fair values of these agreements offset the changes in the fair value of the hedged long-term debt.

Fiscal 2023 Form 10-K	56

During the second quarter of fiscal 2023, we amended all of our interest rate swap agreements to replace LIBOR with SOFR and concurrently adopted certain expedients provided in Topic 848. These amendments did not result in any change to our application of hedge accounting or have a material impact to our consolidated financial statements. See Note 1 for further discussion.
Cash Flow Hedges. At January 28, 2024 and January 29, 2023, we had outstanding foreign currency forward contracts accounted for as cash flow hedges, which hedge the variability of forecasted cash flows associated with certain payments made in our foreign operations. At January 28, 2024 and January 29, 2023, the notional amounts and the fair values of these contracts were not material. Additionally, the realized and unrealized gains and losses on these instruments were not material during fiscal 2023, fiscal 2022, and fiscal 2021.
We also settled forward-starting interest rate swap agreements in prior years, which were used to hedge the variability in future interest payments attributable to changing interest rates on forecasted debt issuances. Unamortized losses on these forward-starting swaps, which were designated as cash flow hedges, are being amortized to interest expense over the life of the respective notes. Unamortized losses recognized on these swaps remaining in accumulated other comprehensive loss were immaterial as of January 28, 2024 and January 29, 2023, as were the losses recognized within interest expense for fiscal 2023, fiscal 2022, and fiscal 2021.
We expect an immaterial amount recorded in accumulated other comprehensive loss as of January 28, 2024 to be reclassified into earnings within the next 12 months.
Collateral. We generally enter into master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit our credit risk, we enter into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain derivative instruments exceeds or falls below contractually established thresholds. The cash collateral posted by the Company related to derivative instruments under our collateral security arrangements was $714 million and $634 million as of January 28, 2024 and January 29, 2023, which was recorded in other current assets on the consolidated balance sheets. We did not hold any cash collateral as of January 28, 2024 or January 29, 2023.
6.INCOME TAXES
Provision for Income Taxes
The following table presents our earnings before the provision for income taxes:

in millions	Fiscal	Fiscal	Fiscal
	2023	2022	2021
United States	$18,681	$20,990	$20,320
Foreign	1,243	1,487	1,417
Total	$19,924	$22,477	$21,737
The following table presents our provision for income taxes:

in millions	Fiscal	Fiscal	Fiscal
	2023	2022	2021
Current:
Federal	$3,764	$3,918	$4,066
State	882	880	981
Foreign	365	436	511
Total current	5,011	5,234	5,558
Deferred:
Federal	(228)	102	(155)
State	12	61	(11)
Foreign	(14)	(25)	(88)
Total deferred	(230)	138	(254)
Provision for income taxes	$4,781	$5,372	$5,304

Fiscal 2023 Form 10-K	57

The following table presents our combined federal, state, and foreign effective tax rates:

	Fiscal	Fiscal	Fiscal
	2023	2022	2021
Combined federal, state, and foreign effective tax rates	24.0%	23.9%	24.4%
The following table presents the reconciliation of our provision for income taxes at the federal statutory rate of 21% to the actual tax expense:

in millions	Fiscal	Fiscal	Fiscal
	2023	2022	2021
Income taxes at federal statutory rate	$4,184	$4,720	$4,565
State income taxes, net of federal income tax benefit	706	743	766
Other, net	(109)	(91)	(27)
Total	$4,781	$5,372	$5,304
On August 16, 2022, the Inflation Reduction Act of 2022 (“2022 Tax Act”) was enacted into law. The key tax provisions include a 15% minimum tax on adjusted financial statement income. There was no impact on the Company’s effective tax rate as a result of the 15% minimum tax under the 2022 Tax Act.
Additionally, as of the end of fiscal 2023, the Organization for Economic Cooperation and Development (“OECD”) has published rules for a new global minimum tax framework through its base erosion and profit shifting pillar two project (“BEPS Pillar Two”), and various governments around the world have enacted or are in the process of enacting legislation on these rules. Many member states have committed to adopting BEPS Pillar Two, which calls for a global minimum tax of 15% to be effective for tax years beginning in 2024. The OECD guidance published to date includes transition and safe harbor rules around the implementation of the BEPS Pillar Two global minimum tax. We are monitoring developments and evaluating the impacts these new rules will have on our effective tax rate, including eligibility to qualify for these safe harbor rules, and at this time do not expect the impact to be material.

Fiscal 2023 Form 10-K	58

Deferred Taxes
The following table presents the tax effects of temporary differences that give rise to significant portions of our deferred tax assets and deferred tax liabilities:

in millions	January 28, 2024	January 29, 2023
Assets:
Deferred compensation	$237	$236
Accrued self-insurance liabilities	258	276
State income taxes	209	149
Merchandise inventories	110	30
Non-deductible reserves	474	318
Net operating losses	99	115
Lease liabilities	2,034	1,879
Deferred revenue	191	148
Other	46	56
Total deferred tax assets	3,658	3,207
Valuation allowance	(67)	(5)
Total deferred tax assets, net of valuation allowance	3,591	3,202
Liabilities:
Property and equipment	(988)	(992)
Goodwill and other intangibles	(1,000)	(953)
Lease right-of-use assets	(1,956)	(1,799)
Tax on unremitted earnings	(53)	(63)
Other	(144)	(95)
Total deferred tax liabilities	(4,141)	(3,902)
Net deferred tax liabilities	$(550)	$(700)
The following table presents our noncurrent deferred tax assets and noncurrent deferred tax liabilities, netted by tax jurisdiction, as presented on the consolidated balance sheets:

in millions	Consolidated Balance Sheet Classification	January 28, 2024	January 29, 2023
Deferred tax assets	Other assets	$313	$319
Deferred tax liabilities	Deferred income taxes	(863)	(1,019)
Net deferred tax liabilities		$(550)	$(700)
As of January 28, 2024, we recorded deferred tax assets of $99 million for net operating losses and $69 million for tax credits, primarily related to state jurisdictions. These losses and credits expire at various dates beginning in 2024 and 2025, respectively. We have concluded that it is more likely than not that tax benefits related to substantially all net operating losses will be realized based upon the expectation that we will generate the necessary taxable income in future periods. We have concluded that it is not more likely than not that tax benefits related to substantially all tax credits will be realized prior to expiration, and a valuation allowance has been recorded against these tax credits. The overall change in our valuation allowance was not material in fiscal 2023.

Fiscal 2023 Form 10-K	59

Reinvestment of Unremitted Earnings
Substantially all of our current year foreign cash earnings in excess of working capital and cash needed for strategic investments are not intended to be indefinitely reinvested offshore. Therefore, the tax effects of repatriation for applicable state taxes and foreign withholding taxes of such cash earnings have been provided for in the accompanying consolidated statements of earnings. We have the intent and ability to reinvest substantially all of the $4.8 billion of non-cash unremitted earnings of our non-U.S. subsidiaries indefinitely. Accordingly, no provision for state taxes or foreign withholding taxes was recorded on these unremitted earnings in the accompanying consolidated statements of earnings. It is impracticable for us to determine the amount of unrecognized deferred tax liabilities on these indefinitely reinvested earnings due to the complexities associated with the hypothetical calculation.
Tax Return Examination Status
Our income tax returns are routinely examined by U.S. federal, state and local, and foreign tax authorities. Our U.S. federal tax returns for fiscal years 2010 through 2021, with the exception of 2015, are currently under examination by the IRS. With respect to fiscal years 2010 to 2014, the IRS had issued a proposed adjustment relating to transfer pricing between our entities in the U.S. and China, which was resolved during fiscal year 2023 with no material impact to our consolidated financial condition, results of operations, or cash flows. There are also ongoing U.S. state and local audits and other foreign audits covering fiscal years 2013 through 2021. We do not expect the results from any ongoing income tax audit to have a material impact on our consolidated financial condition, results of operations, or cash flows.
Over the next twelve months, it is reasonably possible that the resolution of federal and state tax examinations, as well as the expiration of statutes of limitations, could reduce our unrecognized tax benefits by an immaterial amount. We do not anticipate the resolution of these matters will result in a material change to our consolidated financial condition or results of operations.
Unrecognized Tax Benefits
The following table reconciles the beginning and ending amount of our gross unrecognized tax benefits:

in millions	Fiscal	Fiscal	Fiscal
	2023	2022	2021
Unrecognized tax benefits balance at beginning of fiscal year	$643	$570	$540
Additions based on tax positions related to the current year	74	75	80
Additions for tax positions of prior years	13	22	24
Reductions for tax positions of prior years	(14)	(7)	(40)
Reductions due to settlements	—	(1)	(29)
Reductions due to lapse of statute of limitations	(27)	(16)	(5)
Unrecognized tax benefits balance at end of fiscal year	$689	$643	$570
Unrecognized tax benefits that if recognized would affect our annual effective income tax rate on net earnings were $568 million, $537 million, and $479 million at January 28, 2024, January 29, 2023, and January 30, 2022, respectively.
Interest and Penalties
Net adjustments to accruals for interest and penalties associated with uncertain tax positions were immaterial in fiscal 2023, fiscal 2022, and fiscal 2021. Our total accrued interest and penalties associated with uncertain tax positions were immaterial as of January 28, 2024 and January 29, 2023.

Fiscal 2023 Form 10-K	60

7.STOCKHOLDERS’ EQUITY
Stock Rollforward
The following table presents a reconciliation of the number of shares of our common stock outstanding and cash dividends per share:

shares in millions	Fiscal	Fiscal	Fiscal
	2023	2022	2021
Common stock:
Shares at beginning of year	1,794	1,792	1,789
Shares issued under employee stock plans, net	2	2	3
Shares at end of year	1,796	1,794	1,792
Treasury stock:
Shares at beginning of year	(778)	(757)	(712)
Repurchases of common stock	(26)	(21)	(45)
Shares at end of year	(804)	(778)	(757)
Shares outstanding at end of year	992	1,016	1,035
Cash dividends per share	$8.36	$7.60	$6.60
Share Repurchases
In August 2023, our Board of Directors approved a $15.0 billion share repurchase authorization that replaced the previous authorization of $15.0 billion, which was approved in August 2022. The August 2023 authorization does not have a prescribed expiration date. As of January 28, 2024, approximately $12.3 billion of the $15.0 billion share repurchase authorization remained available.
The following table presents information about our repurchases of common stock, all of which were completed through open market purchases:

	Fiscal	Fiscal	Fiscal
in millions	2023	2022	2021
Total number of shares repurchased	26	21	45
Total cost of shares repurchased	$8,074	$6,504	$15,001

The cost of shares repurchased may differ from the repurchases of common stock amounts in the consolidated statements of cash flows due to unsettled share repurchases at the end of a period and excise taxes incurred on share repurchases.
8.FAIR VALUE MEASUREMENTS
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

Fiscal 2023 Form 10-K	61

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the assets and liabilities that are measured at fair value on a recurring basis:

	January 28, 2024	January 29, 2023
in millions	Fair Value (Level 2)	Fair Value (Level 2)
Derivative agreements – assets	$—	$—
Derivative agreements – liabilities	(859)	(778)
Total	$(859)	$(778)
The fair values of our derivative instruments are determined using an income approach and Level 2 inputs, which primarily include the respective interest rate forward curves and discount rates. Our derivative instruments are discussed further in Note 5.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Long-lived assets, goodwill, and other intangible assets are subject to nonrecurring fair value measurement for the assessment of impairment. We did not have any material assets or liabilities that were measured and recognized at fair value on a nonrecurring basis during fiscal 2023, fiscal 2022, or fiscal 2021.
Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents, receivables, and accounts payable approximate fair value due to their short-term nature.
The following table presents the aggregate fair values and carrying values of our senior notes:

	January 28, 2024		January 29, 2023
in millions	Fair Value (Level 1)	Carrying Value	Fair Value (Level 1)	Carrying Value
Senior notes	$38,495	$40,843	$38,537	$39,908
9.STOCK-BASED COMPENSATION
Omnibus Stock Incentive Plans
The Home Depot, Inc. Omnibus Stock Incentive Plan, as Amended and Restated May 19, 2022 (the “Omnibus Plan”) and The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan (the “1997 Plan” and collectively with the Omnibus Plan, the “Plans”) provide that incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, deferred shares, and other stock-based awards may be issued to certain of our associates and non-employee directors. Under the Omnibus Plan, the maximum number of shares of our common stock authorized for issuance is 80 million shares plus a number of shares (not to exceed 10 million) related to underlying awards outstanding as of May 19, 2022, which can be returned to the share pool if those awards are subsequently terminated or expire unexercised, or are cancelled, forfeited or lapse for any reason, with any award other than a stock option or stock appreciation right reducing the number of shares available for issuance by 2.11 shares. At January 28, 2024, there were approximately 77 million shares available for future grants under the Omnibus Plan. No additional equity awards could be issued from the 1997 Plan after May 26, 2005.
The following table presents total stock-based compensation expense, net of estimated forfeitures, including expense related to our ESPPs, and related income tax benefit:

in millions	Fiscal	Fiscal	Fiscal
	2023	2022	2021
Pre-tax stock-based compensation expense	$382	$367	$403
Income tax benefit	(79)	(73)	(86)
After-tax stock-based compensation expense	$303	$294	$317
At January 28, 2024, there was $454 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of two years.

Fiscal 2023 Form 10-K	62

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
The following table presents the per share weighted average fair value of stock options granted and the assumptions used in determining fair value at the date of grant using the Black-Scholes option-pricing model:

	Fiscal	Fiscal	Fiscal
	2023	2022	2021
Per share weighted average fair value	$66.01	$70.21	$57.71
Risk-free interest rate	3.6%	2.5%	1.0%
Assumed volatility	26.7%	27.0%	26.5%
Assumed dividend yield	2.8%	2.4%	2.2%
Assumed lives of options	6 years	6 years	6 years
The following table presents a summary of stock option activity by number of shares and weighted average exercise price during fiscal 2023:

shares in thousands	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,626	$167.66
Granted	235	283.85
Exercised	(743)	106.96
Forfeited	(33)	275.93
Outstanding at end of year	3,085	189.97
The following table presents the total intrinsic value of stock options exercised:

in millions	Fiscal	Fiscal	Fiscal
	2023	2022	2021
Total intrinsic value of stock options exercised	$152	$61	$237
The following table presents details regarding outstanding and exercisable stock options at January 28, 2024:

shares in thousands, dollars in millions, except for per share amounts	Number of Shares	Intrinsic Value	Weighted Average Remaining Life	Weighted Average Exercise Price
Outstanding	3,085	$510	4.6 years	$189.97
Exercisable	2,102	424	3.2 years	153.57
Shares of common stock issued from stock option exercises may be issued from authorized and unissued common stock or treasury stock.
Restricted Stock and Performance Share Awards. Restrictions on the restricted stock issued under the Plans generally lapse over various periods up to five years. At the grant date of the award, recipients of restricted stock are granted voting rights and generally receive dividends on unvested shares, paid in the form of cash on each dividend payment date. Dividends paid on unvested shares were immaterial for fiscal 2023, fiscal 2022, and fiscal 2021. Additionally, the majority of our restricted stock awards may become non-forfeitable upon the associate’s attainment of age 60, provided the associate has had five years of continuous service.

Fiscal 2023 Form 10-K	63

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
The following table presents a summary of restricted stock, performance shares, and restricted stock unit activity during fiscal 2023:

shares in thousands	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	3,359	$261.66
Granted	1,692	273.63
Vested	(1,429)	231.72
Forfeited	(236)	277.20
Nonvested at end of year	3,386	279.19
The following table presents the total fair value of restricted stock, performance shares, and restricted stock units vested:

in millions	Fiscal	Fiscal	Fiscal
	2023	2022	2021
Total fair value vested	$412	$479	$405
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
The following table presents deferred shares granted to non-employee directors:

	Fiscal	Fiscal	Fiscal
	2023	2022	2021
Deferred shares granted to non-employee directors	19,000	19,000	15,000
Employee Stock Purchase Plans
We maintain two ESPPs: a U.S. and a non-U.S. plan. The plan for U.S. associates is a tax-qualified plan under Section 423 of the Internal Revenue Code. The non-U.S. plan is not a Section 423 plan. At January 28, 2024, there were approximately 15 million shares available under the U.S. plan and approximately 18 million shares available under the non-U.S. plan. The purchase price of shares under the ESPPs is equal to 85% of the stock’s fair market value on the last day of the purchase period, which is a six-month period ending on December 31 and June 30 of each year. During fiscal 2023, there were approximately 1 million shares purchased under the ESPPs at an average price of $277.19. Under the outstanding ESPPs at January 28, 2024, associates have contributed $22 million to purchase shares at 85% of the stock’s fair market value on the last day of the current purchase period, June 30, 2024.

Fiscal 2023 Form 10-K	64

10.EMPLOYEE BENEFIT PLANS
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
The following table presents our contributions to the Benefit Plans and the Restoration Plans:

in millions	Fiscal	Fiscal	Fiscal
	2023	2022	2021
Contributions to the Benefit Plans and the Restoration Plans	$293	$280	$278
At January 28, 2024, the Benefit Plans and the Restoration Plans held a total of 5.0 million shares of our common stock in trusts for plan participants.
11.WEIGHTED AVERAGE COMMON SHARES
The following table presents the reconciliation of our basic to diluted weighted average common shares as well as the number of anti-dilutive securities excluded from diluted weighted average common shares:

in millions	Fiscal	Fiscal	Fiscal
	2023	2022	2021
Basic weighted average common shares	999	1,022	1,054
Effect of potentially dilutive securities (1)	3	3	4
Diluted weighted average common shares	1,002	1,025	1,058

Anti-dilutive securities excluded from diluted weighted average common shares	1	1	—
—————
(1) Represents the dilutive impact of stock-based awards.
12.COMMITMENTS AND CONTINGENCIES
At January 28, 2024, we had outstanding letters of credit totaling $598 million, primarily related to certain business transactions, including insurance programs, trade contracts, and construction contracts.
We are involved in litigation arising in the normal course of business. In management’s opinion, any such litigation is not expected to have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.
13.ACQUISITIONS
During fiscal 2023, we completed three individually immaterial acquisitions for total aggregate cash purchase consideration of $1.5 billion. Based on preliminary acquisition date fair values, we recognized aggregate definite-lived intangible assets of $469 million with a weighted average amortization period of 17 years, primarily related to customer relationships, and goodwill of $998 million. The goodwill arising from the acquisitions is primarily attributable to operational synergies and acceleration of growth strategy, as well as the assembled workforce. The portion of goodwill generated through these acquisitions that is expected to be deductible for U.S. federal and state tax purposes is not material.

Fiscal 2023 Form 10-K	65

We have completed preliminary valuation analyses necessary to assess the fair values of the assets acquired and liabilities assumed and the amount of goodwill to be recognized as of the acquisition dates. These fair values were based on management’s estimates and assumptions; however, the amounts indicated above are preliminary in nature and are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the respective acquisition dates. Accordingly, there may be adjustments to the assigned values of acquired assets and liabilities, including, but not limited to, intangible assets and their respective estimated useful lives. The final determination of the fair values and related income tax impacts will be completed as soon as practicable, and within the measurement period of up to one year from the respective acquisition dates as permitted under GAAP. Any adjustments to provisional amounts that are identified during the measurement period will be recorded in the reporting period in which the adjustment is determined.
Net sales and net earnings for fiscal 2023 attributable to these acquisitions in the aggregate after their respective acquisition dates were immaterial. Pro forma results of operations would not be materially different as a result of the acquisitions in the aggregate and therefore are not presented.
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
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 28, 2024 based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of January 28, 2024 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
The effectiveness of our internal control over financial reporting as of January 28, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
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
Except as described above, there were no other changes in our internal control over financial reporting during the fiscal quarter ended January 28, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Fiscal 2023 Form 10-K	66

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors
The Home Depot, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited The Home Depot, Inc. and its subsidiaries' (the Company) internal control over financial reporting as of January 28, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 28, 2024 and January 29, 2023, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 28, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated March 13, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Atlanta, Georgia
March 13, 2024

Fiscal 2023 Form 10-K	67

Item 9B. Other Information.
During the fiscal quarter ended January 28, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of the SEC’s Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item, other than the information regarding the executive officers set forth below, is incorporated by reference to the sections entitled “Election of Directors,” “Corporate Governance,” “General,” and “Audit Committee Report” in our Proxy Statement for the 2024 Annual Meeting of Shareholders (“Proxy Statement”).
Executive officers are appointed by, and serve at the pleasure of, the Board of Directors. Our executive officers are as follows:
WILLIAM D. BASTEK, age 57, has been Executive Vice President – Merchandising, since March 2023. From January 2019 to March 2023, Mr. Bastek served as Senior Vice President of Merchandising, Hardlines for the Company, responsible for merchandising and marketing strategies for hardware and garden. Prior to that role, he was Merchandising Vice President for hardware and tools from December 2013 to January 2019. Mr. Bastek began his career in 1989 at HD Supply, formerly known as Maintenance Warehouse, which was originally acquired by the Company in 1997. Mr. Bastek has served in various roles of increasing responsibility, including Global Product Merchant, Senior Merchant, Divisional Merchandise Manager and Merchandising Vice President for building materials.
ANN-MARIE CAMPBELL, age 58, has been Senior Executive Vice President since November 2023. From October 2020 to October 2023, she served as Executive Vice President – U.S. Stores and International Operations, from February 2016 to October 2020, she served as Executive Vice President – U.S. Stores, from January 2009 to February 2016, she served as Division President of the Southern Division, and from December 2005 to January 2009, she served as Vice President – Vendor Services. Ms. Campbell began her career with The Home Depot in 1985 as a cashier and has held roles of increasing responsibility since she joined the Company, including vice president roles in the Company’s operations, merchandising, and marketing departments. She serves as a director of Workday, Inc., a financial and human capital management software vendor.
MATTHEW A. CAREY, age 59, has been Executive Vice President – Customer Experience since April 2022. He served as Executive Vice President and Chief Information Officer from September 2008 to April 2022. From January 2006 through August 2008, he served as Senior Vice President and Chief Technology Officer at eBay Inc., an online commerce platform. Mr. Carey was previously with Wal-Mart Stores, Inc., a general merchandise retailer, from June 1985 to December 2005. His final position with Wal-Mart was Senior Vice President and Chief Technology Officer. He serves as a director of Chipotle Mexican Grill, Inc., which owns and operates restaurants in the U.S. and internationally.
JOHN DEATON, age 50, has been Executive Vice President – Supply Chain & Product Development since November 2021. From April 2021 to October 2021, he served as Senior Vice President – Operations; from May 2017 to April 2021, he served as Senior Vice President – Supply Chain; from July 2011 to April 2017, he served as Senior Vice President – Brand and Product Development; and from April 2007 to June 2011, he served as Vice President – Supply Chain.
EDWARD P. DECKER, age 61, has served as our Chair since October 2022, and as our President and Chief Executive Officer since March 2022. He served as our President and Chief Operating Officer from October 2020 through February 2022. From August 2014 to October 2020, he served as Executive Vice President – Merchandising, and from October 2006 through July 2014, he served as Senior Vice President – Retail Finance, Pricing Analytics, and Assortment Planning. Mr. Decker joined The Home Depot in 2000 and held various strategic planning roles, including serving as Vice President – Strategic Business Development from November 2002 to April 2006 and Senior Vice President – Strategic Business and Asset Development from April 2006 to September 2006. Prior to joining the Company, Mr. Decker held various positions in strategic planning, business development, finance, and treasury at Kimberly-Clark Corp. and Scott Paper Co., both of which are consumer products companies.

Fiscal 2023 Form 10-K	68

TIMOTHY A. HOURIGAN, age 67, has been Executive Vice President – Human Resources since June 2017. From February 2016 through June 2017, he served as Division President of the Southern Division. Prior to his role as Division President, Mr. Hourigan served in various human resources roles with the Company, including Vice President – Human Resources, U.S. Stores and Operations from September 2013 to February 2016; Vice President – Compensation and Benefits from February 2007 to September 2013; and Vice President – Human Resources from July 2002 to February 2007.
RICHARD V. McPHAIL, age 53, has been Executive Vice President and Chief Financial Officer since September 2019. From August 2017 through August 2019, he served as Senior Vice President, Finance Control and Administration of the Company, and was responsible for enterprise financial reporting and operations, financial planning and analysis, treasury, payments, tax, and international financial operations. From August 2014 to September 2017, he served as Senior Vice President, Finance, with responsibility for U.S. Retail finance, strategic and financial planning, and business development activity. Mr. McPhail served as Senior Vice President, Global FP&A, Strategy, and New Business Development, from March 2013 to August 2014; Vice President, Strategic Business Development, from January 2007 to March 2013; and director of Strategic Business Development from May 2005 to January 2007. Prior to joining the Company in 2005, Mr. McPhail served as executive vice president of corporate finance for Marconi Corporation plc in London, England. Prior to Marconi, Mr. McPhail held positions with Wachovia Securities and Arthur Andersen.
HECTOR PADILLA, age 49, has been Executive Vice President – U.S. Stores and Operations since November 2023. He previously served as Executive Vice President – Outside Sales & Services from May 2021 to October 2023, Division President of the Southern Division from June 2017 to May 2021, and Senior Vice President – Operations from November 2014 to June 2017. Mr. Padilla began his career with The Home Depot in 1994 as a store associate and has held roles of increasing responsibility since he joined the Company, serving in various management roles with oversight of field operations and services.
TERESA WYNN ROSEBOROUGH, age 65, has been Executive Vice President, General Counsel and Corporate Secretary since November 2011. From April 2006 through November 2011, Ms. Roseborough served in several legal positions with MetLife, Inc., a provider of insurance and other financial services, including Senior Chief Counsel – Compliance & Litigation and most recently as Deputy General Counsel. Prior to joining MetLife, Ms. Roseborough was a partner with the law firm Sutherland Asbill & Brennan LLP from February 1996 through March 2006 and a Deputy Assistant Attorney General in the Office of Legal Counsel of the United States Department of Justice from January 1994 through February 1996. Ms. Roseborough serves as a director of The Hartford Financial Services Group, Inc., an investment and insurance company.
FAHIM SIDDIQUI, age 57, has been Executive Vice President and Chief Information Officer since April 2022. He previously served as Senior Vice President of Information Technology from December 2018 to April 2022. Before joining The Home Depot, Mr. Siddiqui served as Senior Vice President and Chief Information Officer – eCommerce and Digital at Staples Inc. from May 2017 through November 2018. Prior to that role, he served in various technology, product and engineering leadership roles in the retail, energy and telecom sectors.
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

Fiscal 2023 Form 10-K	69

PART IV
Item 15. Exhibit and Financial Statement Schedules.
The following documents are filed as part of this report:
1. Financial Statements
The following financial statements are set forth in Item 8 hereof:
•Report of Independent Registered Public Accounting Firm (KPMG LLP, Atlanta, GA, Auditor Firm ID: 185);
•Consolidated Balance Sheets as of January 28, 2024 and January 29, 2023;
•Consolidated Statements of Earnings for fiscal 2023, fiscal 2022, and fiscal 2021;
•Consolidated Statements of Comprehensive Income for fiscal 2023, fiscal 2022, and fiscal 2021;
•Consolidated Statements of Stockholders’ Equity for fiscal 2023, fiscal 2022, and fiscal 2021;
•Consolidated Statements of Cash Flows for fiscal 2023, fiscal 2022, and fiscal 2021; and
•Notes to Consolidated Financial Statements.
2. Financial Statement Schedules
All schedules are omitted, as the required information is inapplicable or the information is presented in our consolidated financial statements or related notes.
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

Exhibit	Description	Reference
3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc.	Form 10-Q for the fiscal quarter ended July 31, 2011, Exhibit 3.1
3.2	By-Laws of The Home Depot, Inc. (Amended and Restated Effective February 23, 2023)	Form 8-K filed February 28, 2023, Exhibit 3.2
4.1	Indenture, dated as of May 4, 2005, between The Home Depot, Inc. and The Bank of New York Mellon Trust Company, N.A. (fka The Bank of New York Trust Company, N.A.), as Trustee	Form S-3 (File No. 333-124699) filed May 6, 2005, Exhibit 4.1
4.2	Indenture, dated as of August 24, 2012, between The Home Depot, Inc. and Deutsche Bank Trust Company Americas, as Trustee	Form S-3 (File No. 333-183621) filed August 29, 2012, Exhibit 4.3
4.3	Form of 5.875% Senior Note due December 16, 2036	Form 8-K filed December 19, 2006, Exhibit 4.3
4.4	Form of 5.40% Senior Note due September 15, 2040	Form 8-K filed September 10, 2010, Exhibit 4.2
4.5	Form of 5.95% Senior Note due April 1, 2041	Form 8-K filed March 31, 2011, Exhibit 4.2
4.6	Form of 2.700% Senior Note due April 1, 2023	Form 8-K filed April 5, 2013, Exhibit 4.2
4.7	Form of 4.200% Senior Note due April 1, 2043	Form 8-K filed April 5, 2013, Exhibit 4.3
4.8	Form of 3.750% Senior Note due February 15, 2024	Form 8-K filed September 10, 2013, Exhibit 4.3
4.9	Form of 4.875% Senior Note due February 15, 2044	Form 8-K filed September 10, 2013, Exhibit 4.4
4.10	Form of 4.40% Senior Note due March 15, 2045	Form 8-K filed June 12, 2014, Exhibit 4.3
4.11	Form of 4.250% Senior Note due April 1, 2046	Form 8-K filed June 2, 2015, Exhibit 4.3
4.12	Form of 3.35% Note due September 15, 2025	Form 8-K filed September 15, 2015, Exhibit 4.3
4.13	Form of 3.000% Senior Note due April 1, 2026	Form 8-K filed February 12, 2016, Exhibit 4.3

Fiscal 2023 Form 10-K	70

Exhibit		Description	Reference
4.14		Form of 4.250% Senior Note due April 1, 2046	Form 8-K filed February 12, 2016, Exhibit 4.4
4.15		Form of 2.125% Note due September 15, 2026	Form 8-K filed September 15, 2016, Exhibit 4.2
4.16		Form of 3.500% Note due September 15, 2056	Form 8-K filed September 15, 2016, Exhibit 4.3
4.17		Form of 3.900% Note due June 15, 2047	Form 8-K filed June 5, 2017, Exhibit 4.4
4.18		Form of 2.800% Note due September 14, 2027	Form 8-K filed September 14, 2017, Exhibit 4.2
4.19		Form of 3.900% Note due December 6, 2028	Form 8-K filed December 6, 2018, Exhibit 4.4
4.20		Form of 4.500% Note due December 6, 2048	Form 8-K filed December 6, 2018, Exhibit 4.5
4.21		Form of 2.950% Note due June 15, 2029	Form 8-K filed June 17, 2019, Exhibit 4.2
4.22		Form of 3.900% Note due June 15, 2047	Form 8-K filed June 17, 2019, Exhibit 4.3
4.23		Form of 2.950% Note due June 15, 2029	Form 8-K filed January 13, 2020, Exhibit 4.2
4.24		Form of 3.125% Note due December 15, 2049	Form 8-K filed January 13, 2020, Exhibit 4.3
4.25		Form of 2.500% Note due April 15, 2027	Form 8-K filed March 30, 2020, Exhibit 4.2
4.26		Form of 2.700% Note due April 15, 2030	Form 8-K filed March 30, 2020, Exhibit 4.3
4.27		Form of 3.300% Note due April 15, 2040	Form 8-K filed March 30, 2020, Exhibit 4.4
4.28		Form of 3.350% Note due April 15, 2050	Form 8-K filed March 30, 2020, Exhibit 4.5
4.29		Form of 0.900% Note due March 15, 2028	Form 8-K filed January 7, 2021, Exhibit 4.2
4.30		Form of 1.375% Note due March 15, 2031	Form 8-K filed January 7, 2021, Exhibit 4.3
4.31		Form of 2.375% Note due March 15, 2051	Form 8-K filed January 7, 2021, Exhibit 4.4
4.32		Form of 1.500% Note due September 15, 2028	Form 8-K filed September 21, 2021, Exhibit 4.2
4.33		Form of 1.875% Note due September 15, 2031	Form 8-K filed September 21, 2021, Exhibit 4.3
4.34		Form of 2.750% Note due September 15, 2051	Form 8-K filed September 21, 2021, Exhibit 4.4
4.35		Form of 2.700% Note due April 15, 2025	Form 8-K filed March 28, 2022, Exhibit 4.2
4.36		Form of 2.875% Note due April 15, 2027	Form 8-K filed March 28, 2022, Exhibit 4.3
4.37		Form of 3.250% Note due April 15, 2032	Form 8-K filed March 28, 2022, Exhibit 4.4
4.38		Form of 3.625% Note due April 15, 2052	Form 8-K filed March 28, 2022, Exhibit 4.5
4.39		Form of 4.000% Note due September 15, 2025	Form 8-K filed September 19, 2022, Exhibit 4.2
4.40		Form of 4.500% Note due September 15, 2032	Form 8-K filed September 19, 2022, Exhibit 4.3
4.41		Form of 4.950% Note due September 15, 2052	Form 8-K filed September 19, 2022, Exhibit 4.4
4.42		Form of 5.125% Note due April 30, 2025	Form 8-K filed December 4, 2023, Exhibit 4.2
4.43		Form of 4.950% Note due September 30, 2026	Form 8-K filed December 4, 2023, Exhibit 4.3
4.45		Form of 4.900% Note due April 15, 2029	Form 8-K filed December 4, 2023, Exhibit 4.4
4.46		Description of Securities	Form 10-K for the fiscal year ended February 2, 2020, Exhibit 4.33
10.1	†	The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan	Form 10-Q for the fiscal quarter ended August 4, 2002, Exhibit 10.1
10.2	†	Form of Executive Employment Death Benefit Agreement	Form 10-K for the fiscal year ended February 3, 2013, Exhibit 10.2
10.3	†	The Home Depot Deferred Compensation Plan for Officers (As Amended and Restated Effective January 1, 2008)	Form 8-K filed August 20, 2007, Exhibit 10.1
10.4	†	Amendment No. 1 to The Home Depot Deferred Compensation Plan for Officers (As Amended and Restated Effective January 1, 2008)	Form 10-K for the fiscal year ended January 31, 2010, Exhibit 10.4
10.5	†	Amendment No. 2 to The Home Depot Deferred Compensation Plan for Officers (As Amended and Restated Effective January 1, 2008)	Form 10-K for the fiscal year ended January 31, 2021, Exhibit 10.5
10.6	†	The Home Depot, Inc. Omnibus Stock Incentive Plan, as Amended and Restated May 19, 2022	Form 10-Q for the fiscal quarter ended July 31, 2022, Exhibit 10.1

Fiscal 2023 Form 10-K	71

Exhibit		Description	Reference
10.7	†	The Home Depot FutureBuilder Restoration Plan	Form 8-K filed August 20, 2007, Exhibit 10.2
10.8	†	Amendment No.1 to The Home Depot FutureBuilder Restoration Plan	Form 10-K for the fiscal year ended February 2, 2014, Exhibit 10.8
10.9	†	HD Supply Restoration Plan	Form 10-K for the fiscal year ended January 29, 2023, Exhibit 10.9
10.10	†	The Home Depot, Inc. Nonemployee Directors’ Deferred Stock Compensation Plan	Form 8-K filed August 20, 2007, Exhibit 10.3
10.11	†	The Home Depot Amended and Restated Management Incentive Plan (effective January 31, 2022)	Form 8-K filed May 24, 2022, Exhibit 10.1
10.12	†	The Home Depot, Inc. Amended and Restated Employee Stock Purchase Plan, as amended and restated effective July 1, 2012	Form 10-Q for the fiscal quarter ended April 29, 2012, Exhibit 10.1
10.13	†	Form of Executive Officer Restricted Stock Award Pursuant to The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan	Form 10-Q for the fiscal quarter ended October 31, 2004, Exhibit 10.1
10.14	†	Form of Deferred Share Award (Nonemployee Director) Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan	Form 8-K filed November 15, 2007, Exhibit 10.1
10.15	†	Form of Executive Officer Equity Award Terms and Conditions Agreement Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed March 6, 2013, Exhibit 10.1
10.16	†	Form of Executive Officer Equity Award Agreement (Nonqualified Stock Option) Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed March 8, 2016, Exhibit 10.1
10.17	†	Form of Deferred Share Award (Nonemployee Director) Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan	Form 10-K for the fiscal year ended January 29, 2017, Exhibit 10.21
10.18	†	Form of Executive Officer Equity Award Agreement (Nonqualified Stock Option) Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed February 28, 2018, Exhibit 10.3
10.19	†	Form of Executive Officer Equity Award Agreement (Performance-Based Restricted Stock) Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed March 4, 2019, Exhibit 10.2
10.20	†	Form of Executive Officer Equity Award Agreement (Nonqualified Stock Option) Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed March 4, 2019, Exhibit 10.3
10.21	†	Form of Executive Officer Equity Award Agreement Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed March 2, 2020, Exhibit 10.1
10.22	†	Form of Executive Officer Restricted Stock and Stock Option Award Agreement Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 10-Q for the fiscal quarter ended November 1, 2020, Exhibit 10.4
10.23	†	Form of Executive Officer Equity Award Agreement Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed March 1, 2021, Exhibit 10.1

Fiscal 2023 Form 10-K	72

Exhibit		Description	Reference
10.24	†
Form of Executive Officer Equity Award Agreement (Performance Shares, Performance-Based Restricted Stock and Nonqualified Stock Options) Pursuant to The Home Depot, Inc. Omnibus Stock Incentive Plan, as Amended and Restated May 19, 2022
Form 8-K filed May 24, 2022, Exhibit 10.2
10.25	†	Form of Executive Officer Equity Award Agreement (Restricted Stock and Nonqualified Stock Options) Pursuant to The Home Depot, Inc. Omnibus Stock Incentive Plan, as Amended and Restated May 19, 2022	Form 8-K filed May 24, 2022, Exhibit 10.3
10.26	†
Form of Executive Officer Equity Award Agreement (Performance Shares, Performance-Based Restricted Stock and Nonqualified Stock Options) Pursuant to The Home Depot, Inc. Omnibus Stock Incentive Plan, as Amended and Restated May 19, 2022
Form 8-K filed February 28, 2023, Exhibit 10.1
10.27	†	Form of Executive Officer Equity Award Agreement (Restricted Stock and Nonqualified Stock Options) Pursuant to The Home Depot, Inc. Omnibus Stock Incentive Plan, as Amended and Restated May 19, 2022	Form 8-K filed February 28, 2023, Exhibit 10.2
10.29	†	Form of Nonemployee Director Deferred Share Award Agreement Pursuant to The Home Depot, Inc. Omnibus Stock Incentive Plan, as Amended and Restated May 19, 2022	Form 8-K filed May 24, 2022, Exhibit 10.4
10.30	†	Employment Arrangement between Edward P. Decker and The Home Depot, Inc., dated February 24, 2022	Form 10-Q for the fiscal quarter ended May 1, 2022, Exhibit 10.1
10.31	†	Employment Arrangement between Richard V. McPhail and The Home Depot, Inc., dated October 1, 2020	Form 10-Q for the fiscal quarter ended November 1, 2020, Exhibit 10.1
10.34	†	Employment Arrangement between Ann-Marie Campbell and The Home Depot, Inc., dated October 25, 2023	Form 10-Q for the fiscal quarter ended October 29, 2023, Exhibit 10.1
10.35	†	Separation Agreement between Jeffrey G. Kinnaird and The Home Depot, Inc., dated April 17, 2023	Form 10-Q for the fiscal quarter ended April 30, 2023, Exhibit 10.3
10.36	†	Employment Arrangement between Matthew A. Carey and The Home Depot, Inc., dated April 19, 2022	Form 10-Q for the fiscal quarter ended May 1, 2022, Exhibit 10.3
10.37	†*	Employment Arrangement between Teresa Wynn Roseborough and The Home Depot, Inc., dated September 28, 2011
21	*	List of Subsidiaries of the Company
23	*	Consent of Independent Registered Public Accounting Firm
31.1	*	Certification of the Chair, President and Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	*	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a)
32.1	‡	Certification of the Chair, President and Chief Executive Officer furnished pursuant Section 906 of the Sarbanes-Oxley Act of 2002
32.2	‡	Certification of Executive Vice President and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	*	The Home Depot, Inc. Executive Compensation Clawback Policy

Fiscal 2023 Form 10-K	73

Exhibit		Description	Reference
101.INS	*	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
—————
†    Management contract or compensatory plan or arrangement
*    Filed herewith
‡    Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of the SEC’s Regulation S-K
Item 16. Form 10-K Summary.
None.

Fiscal 2023 Form 10-K	74

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HOME DEPOT, INC. (Registrant)

By:	/s/ EDWARD P. DECKER
Edward P. Decker, Chair, President and Chief Executive Officer

Date:	March 13, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 13, 2024.

Signature	Title

/s/ EDWARD P. DECKER	Chair, President and Chief Executive Officer (Principal Executive Officer)
Edward P. Decker

/s/ RICHARD V. MCPHAIL	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Richard V. McPhail

/s/ KIMBERLY R. SCARDINO	Senior Vice President — Finance, Chief Accounting Officer and Controller (Principal Accounting Officer)
Kimberly R. Scardino

/s/ GERARD J. ARPEY	Director
Gerard J. Arpey

/s/ ARI BOUSBIB	Director
Ari Bousbib

/s/ JEFFERY H. BOYD	Director
Jeffery H. Boyd

/s/ GREGORY D. BRENNEMAN	Director
Gregory D. Brenneman

/s/ J. FRANK BROWN	Director
J. Frank Brown

/s/ ALBERT P. CAREY	Director
Albert P. Carey

/s/ LINDA R. GOODEN	Director
Linda R. Gooden

/s/ WAYNE M. HEWETT	Director
Wayne M. Hewett

/s/ MANUEL KADRE	Director
Manuel Kadre

/s/ STEPHANIE C. LINNARTZ	Director
Stephanie C. Linnartz

/s/ PAULA A. SANTILLI	Director
Paula A. Santilli

/s/ CARYN SEIDMAN-BECKER	Director
Caryn Seidman-Becker

Fiscal 2023 Form 10-K	75