Form 10-Q
period 2024-04-28
HOME DEPOT, INC.
filed 2024-05-21
CIK 354950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 28, 2024
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
991,614,186 shares of common stock, $0.05 par value, outstanding as of May 14, 2024

Fiscal Q1 2024 Form 10-Q	i

COMMONLY USED OR DEFINED TERMS

Term	Definition
Comparable sales	As defined in the Results of Operations section of MD&A
Exchange Act	Securities Exchange Act of 1934, as amended
fiscal 2023	Fiscal year ended January 28, 2024 (includes 52 weeks)
fiscal 2024	Fiscal year ending February 2, 2025 (includes 53 weeks)
GAAP	U.S. generally accepted accounting principles
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
NOPAT	Net operating profit after tax
Restoration Plans	Home Depot FutureBuilder Restoration Plan and HD Supply Restoration Plan
ROIC	Return on invested capital
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SG&A	Selling, general, and administrative expenses
SRS	SRS Distribution Inc.
2023 Form 10-K	Annual Report on Form 10-K for fiscal 2023 as filed with the SEC on March 13, 2024

Fiscal Q1 2024 Form 10-Q	ii

FORWARD-LOOKING STATEMENTS
Certain statements contained herein, as well as in other filings we make with the SEC and other written and oral information we release, regarding our performance or other events or developments in the future constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may relate to, among other things, the demand for our products and services, including as a result of macroeconomic conditions; net sales growth; comparable sales; the effects of competition; our brand and reputation; implementation of interconnected retail, store, supply chain and technology initiatives; inventory and in-stock positions; the state of the economy; the state of the housing and home improvement markets; the state of the credit markets, including mortgages, home equity loans, and consumer credit; the impact of tariffs; issues related to the payment methods we accept; demand for credit offerings; management of relationships with our associates, potential associates, suppliers and service providers; cost and availability of labor; costs of fuel and other energy sources; events that could disrupt our business, supply chain, technology infrastructure, or demand for our products and services, such as international trade disputes, natural disasters, climate change, public health issues, cybersecurity events, geopolitical conflicts, military conflicts or acts of war; our ability to maintain a safe and secure store environment; our ability to address expectations regarding environmental, social and governance matters and meet related goals; continuation or suspension of share repurchases; net earnings performance; earnings per share; future dividends; capital allocation and expenditures; liquidity; return on invested capital; expense leverage; changes in interest rates; changes in foreign currency exchange rates; commodity or other price inflation and deflation; our ability to issue debt on terms and at rates acceptable to us; the impact and expected outcome of investigations, inquiries, claims, and litigation, including compliance with related settlements; the challenges of operating in international markets; the adequacy of insurance coverage; the effect of accounting charges; the effect of adopting certain accounting standards; the impact of legal and regulatory changes, including changes to tax laws and regulations; store openings and closures; financial outlook; the status of the pending SRS acquisition; and the impact of acquired companies on our organization and the ability to recognize the anticipated benefits of any acquisitions.
Forward-looking statements are based on currently available information and our current assumptions, expectations and projections about future events. You should not rely on our forward-looking statements. These statements are not guarantees of future performance and are subject to future events, risks and uncertainties — many of which are beyond our control, dependent on the actions of third parties, or currently unknown to us — as well as potentially inaccurate assumptions that could cause actual results to differ materially from our historical experience and our expectations and projections. These risks and uncertainties include, but are not limited to, those described in Part II, Item 1A. Risk Factors and elsewhere in this report and also as may be described from time to time in future reports we file with the SEC. You should read such information in conjunction with our consolidated financial statements and related notes and Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report. There also may be other factors that we cannot anticipate or that are not described herein, generally because we do not currently perceive them to be material. Such factors could cause results to differ materially from our expectations. Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements other than as required by law. You are advised, however, to review any further disclosures we make on related subjects in our filings with the SEC and in our other public statements.

Fiscal Q1 2024 Form 10-Q	iii

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
THE HOME DEPOT, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

in millions, except per share data	April 28, 2024	January 28, 2024
Assets
Current assets:
Cash and cash equivalents	$4,264	$3,760
Receivables, net	4,105	3,328
Merchandise inventories	22,416	20,976
Other current assets	1,837	1,711
Total current assets	32,622	29,775
Net property and equipment	25,997	26,154
Operating lease right-of-use assets	7,913	7,884
Goodwill	8,464	8,455
Other assets	4,234	4,262
Total assets	$79,230	$76,530

Liabilities and Stockholders' Equity
Current liabilities:
Short-term debt	$8	$—
Accounts payable	12,563	10,037
Accrued salaries and related expenses	2,005	2,096
Sales taxes payable	676	449
Deferred revenue	2,841	2,762
Income taxes payable	637	28
Current installments of long-term debt	763	1,368
Current operating lease liabilities	1,073	1,050
Other accrued expenses	3,793	4,225
Total current liabilities	24,359	22,015
Long-term debt, excluding current installments	42,060	42,743
Long-term operating lease liabilities	7,107	7,082
Deferred income taxes	946	863
Other long-term liabilities	2,938	2,783
Total liabilities	77,410	75,486
Contingencies (Note 8)
Common stock, par value $0.05; authorized: 10,000 shares; issued: 1,798 shares at April 28, 2024 and 1,796 shares at January 28, 2024; outstanding: 992 shares at April 28, 2024 and 992 shares at January 28, 2024	90	90
Paid-in capital	13,153	13,147
Retained earnings	85,027	83,656
Accumulated other comprehensive loss	(478)	(477)
Treasury stock, at cost, 806 shares at April 28, 2024 and 804 shares at January 28, 2024	(95,972)	(95,372)
Total stockholders’ equity	1,820	1,044
Total liabilities and stockholders’ equity	$79,230	$76,530
—————
See accompanying notes to consolidated financial statements.

Fiscal Q1 2024 Form 10-Q	1

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended
in millions, except per share data	April 28, 2024	April 30, 2023
Net sales	$36,418	$37,257
Cost of sales	23,985	24,700
Gross profit	12,433	12,557
Operating expenses:
Selling, general and administrative	6,667	6,355
Depreciation and amortization	687	651
Total operating expenses	7,354	7,006
Operating income	5,079	5,551
Interest and other (income) expense:
Interest income and other, net	(57)	(33)
Interest expense	485	474
Interest and other, net	428	441
Earnings before provision for income taxes	4,651	5,110
Provision for income taxes	1,051	1,237
Net earnings	$3,600	$3,873

Basic weighted average common shares	989	1,010
Basic earnings per share	$3.64	$3.83

Diluted weighted average common shares	992	1,013
Diluted earnings per share	$3.63	$3.82
—————
See accompanying notes to consolidated financial statements.

Fiscal Q1 2024 Form 10-Q	2

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
in millions	April 28, 2024	April 30, 2023
Net earnings	$3,600	$3,873
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(10)	79
Cash flow hedges	9	2
Total other comprehensive income (loss), net of tax	(1)	81
Comprehensive income	$3,599	$3,954
—————
See accompanying notes to consolidated financial statements.

Fiscal Q1 2024 Form 10-Q	3

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended
in millions	April 28, 2024	April 30, 2023
Common Stock:
Balance at beginning of period	$90	$90
Shares issued under employee stock plans, net	—	—
Balance at end of period	90	90

Paid-in Capital:
Balance at beginning of period	13,147	12,592
Shares issued under employee stock plans, net	(104)	(119)
Stock-based compensation expense	110	111
Balance at end of period	13,153	12,584

Retained Earnings:
Balance at beginning of period	83,656	76,896
Net earnings	3,600	3,873
Cash dividends	(2,229)	(2,118)
Balance at end of period	85,027	78,651

Accumulated Other Comprehensive Income (Loss):
Balance at beginning of period	(477)	(718)
Foreign currency translation adjustments, net of tax	(10)	79
Cash flow hedges, net of tax	9	2
Balance at end of period	(478)	(637)

Treasury Stock:
Balance at beginning of period	(95,372)	(87,298)
Repurchases of common stock	(600)	(3,028)
Balance at end of period	(95,972)	(90,326)
Total stockholders' equity	$1,820	$362
—————
See accompanying notes to consolidated financial statements.

Fiscal Q1 2024 Form 10-Q	4

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
in millions	April 28, 2024	April 30, 2023
Cash Flows from Operating Activities:
Net earnings	$3,600	$3,873
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization	837	793
Stock-based compensation expense	124	124
Changes in receivables, net	(795)	(893)
Changes in merchandise inventories	(1,452)	(457)
Changes in other current assets	(113)	(60)
Changes in accounts payable and accrued expenses	2,511	1,158
Changes in deferred revenue	81	57
Changes in income taxes payable	610	1,004
Changes in deferred income taxes	83	(59)
Other operating activities	11	74
Net cash provided by operating activities	5,497	5,614

Cash Flows from Investing Activities:
Capital expenditures	(847)	(905)
Other investing activities	17	2
Net cash used in investing activities	(830)	(903)

Cash Flows from Financing Activities:
Proceeds from short-term debt, net	8	—
Repayments of long-term debt	(1,172)	(1,063)
Repurchases of common stock	(649)	(2,887)
Proceeds from sales of common stock	62	15
Cash dividends	(2,229)	(2,118)
Other financing activities	(166)	(135)
Net cash used in financing activities	(4,146)	(6,188)
Change in cash and cash equivalents	521	(1,477)
Effect of exchange rate changes on cash and cash equivalents	(17)	(20)
Cash and cash equivalents at beginning of period	3,760	2,757
Cash and cash equivalents at end of period	$4,264	$1,260

Supplemental Disclosures:
Cash paid for interest, net of interest capitalized	$621	$596
Cash paid for income taxes	249	185
—————
See accompanying notes to consolidated financial statements.

Fiscal Q1 2024 Form 10-Q	5

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
Basis of Presentation
The accompanying consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2023 Form 10-K.
There were no significant changes to our significant accounting policies as disclosed in the 2023 Form 10-K.
Supplier Finance Programs
We have a supplier finance program whereby participating suppliers may, at their sole discretion, elect to receive payment for one or more of our payment obligations, prior to their scheduled due dates, at a discounted price from participating financial institutions. The payment terms we negotiate with our suppliers are consistent, irrespective of whether a supplier participates in the program, and we are not a party to the agreements between the participating financial institutions and the suppliers in connection with the program. We do not reimburse suppliers for any costs they incur for participation in the program, and we have not pledged any assets as security or provided any guarantees as part of the program. Our outstanding payment obligations under our supplier finance program were $404 million at April 28, 2024 and $514 million at January 28, 2024 and are recorded within accounts payable on the consolidated balance sheets.
Recent Accounting Pronouncements
We did not adopt any new accounting pronouncements during the three months ended April 28, 2024 that had a material impact on our consolidated financial condition, results of operations or cash flows. There were no significant changes in recently issued accounting pronouncements pending adoption from those disclosed in the 2023 Form 10-K, and those not discussed in the 2023 Form 10-K are either not applicable or are not expected to have a material impact on our consolidated financial condition, results of operations or cash flows.
2.SEGMENT REPORTING AND NET SALES
We currently conduct our retail operations in the U.S., Canada, and Mexico, each of which represents one of our three operating segments. Our operating segments reflect the way in which internally-reported financial information is regularly reviewed by the chief operating decision maker (“CODM”), who is our President and Chief Executive Officer, to analyze performance, make decisions and allocate resources. For disclosure purposes, we aggregate these three operating segments into one reportable segment due to the similar nature of their operations and economic characteristics.
The following table presents net sales, classified by geography:

	Three Months Ended
in millions	April 28, 2024	April 30, 2023
Net sales – in the U.S.	$33,569	$34,507
Net sales – outside the U.S.	2,849	2,750
Net sales	$36,418	$37,257

Fiscal Q1 2024 Form 10-Q	6

The following table presents net sales by products and services:

	Three Months Ended
in millions	April 28, 2024	April 30, 2023
Net sales – products	$35,078	$35,888
Net sales – services	1,340	1,369
Net sales	$36,418	$37,257
During the first quarter of fiscal 2024, due to growth across our business in recent years and our continued focus on the customer experience, we made certain changes to our merchandising department structure that realign certain merchandising departments across our three major product lines. The changes primarily include the following, which reflect how our CODM is receiving information:
•Under the Building Materials product line, we divided our Electrical/Lighting department into two separate departments, and we moved the Lighting department to our Décor product line.
•Under the Décor product line, we separated our Kitchen & Bath department into separate departments and moved blinds from our Décor/Storage department to a new Kitchen & Blinds department. We then consolidated all storage and organization products within a new Storage & Organization department and moved it to the Hardlines product line.
•Under the Hardlines product line, we combined all power tools and products into a newly formed Power department, and we moved certain non-power products from our former Tools department to our Hardware department.
These changes had no impact on our consolidated net sales and are incorporated into the tables below.
The following table presents our major product lines and the related merchandising departments (and related services):

Major Product Line	Merchandising Departments
Building Materials	Building Materials, Electrical, Lumber, Millwork, and Plumbing
Décor	Appliances, Bath, Flooring, Kitchen & Blinds, Lighting, and Paint
Hardlines	Hardware, Indoor Garden, Outdoor Garden, Power, and Storage & Organization
The following table presents net sales by major product line (and related services):

	Three Months Ended
in millions	April 28, 2024	April 30, 2023
Building Materials	$12,614	$12,993
Décor	12,344	12,704
Hardlines	11,460	11,560
Net sales	$36,418	$37,257
—————
Note: As discussed above, we made changes impacting our product lines and certain merchandising departments in the first quarter of fiscal 2024. As a result, prior-year amounts have been reclassified to conform with the current-year presentation. These changes had no impact on consolidated net sales. For further information regarding the impact of these changes to the sales information for our major product lines and merchandising departments presented in our 2023 Form 10-K, refer to Part II, Item 5. Other Information.
Deferred Revenue
For products and services sold in stores or online, payment is typically due at the point of sale. When we receive payment before the customer has taken possession of the merchandise or the service has been performed, the amount received is recorded as deferred revenue until the sale or service is complete. Such performance obligations are part of contracts with expected original durations of typically three months or less. As of April 28, 2024 and January 28, 2024, deferred revenue for products and services was $1.8 billion and $1.7 billion, respectively.

Fiscal Q1 2024 Form 10-Q	7

We further record deferred revenue for the sale of gift cards and recognize the associated revenue upon the redemption of those gift cards, which generally occurs within six months of gift card issuance. As of April 28, 2024 and January 28, 2024, our performance obligations for unredeemed gift cards were $1.0 billion and $1.1 billion, respectively. Gift card breakage income, which is our estimate of the portion of our outstanding gift card balance not expected to be redeemed, is recognized in net sales and was immaterial during the three months ended April 28, 2024 and April 30, 2023.
3.PROPERTY AND LEASES
Net Property and Equipment
Net property and equipment included accumulated depreciation and finance lease amortization of $27.7 billion as of April 28, 2024 and $27.1 billion as of January 28, 2024.
Leases
The following table presents the consolidated balance sheet classification related to operating and finance leases:

in millions	Consolidated Balance Sheet Classification	April 28, 2024	January 28, 2024
Assets:
Operating lease assets	Operating lease right-of-use assets	$7,913	$7,884
Finance lease assets (1)	Net property and equipment	2,777	2,840
Total lease assets		$10,690	$10,724
Liabilities:
Current:
Operating lease liabilities	Current operating lease liabilities	$1,073	$1,050
Finance lease liabilities	Current installments of long-term debt	264	268
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	7,107	7,082
Finance lease liabilities	Long-term debt, excluding current installments	2,946	3,000
Total lease liabilities		$11,390	$11,400
—————
(1) Finance lease assets are recorded net of accumulated amortization of $1.3 billion as of April 28, 2024 and $1.2 billion as of January 28, 2024.
The following table presents supplemental non-cash information related to leases:

	Three Months Ended
in millions	April 28, 2024	April 30, 2023
Lease assets obtained in exchange for new operating lease liabilities	$319	$254
Lease assets obtained in exchange for new finance lease liabilities	28	114
4.DEBT AND DERIVATIVE INSTRUMENTS
Short-Term Debt
As of April 28, 2024, we had a commercial paper program that allowed for borrowings up to $5.0 billion. In connection with our program, we had back-up credit facilities with a consortium of banks for borrowings up to $5.0 billion, which consisted of a five-year $3.5 billion credit facility scheduled to expire in July 2027 and a 364-day $1.5 billion credit facility scheduled to expire in July 2024. All of our short-term borrowings in the first three months of fiscal 2024 were under this commercial paper program, and the maximum amount outstanding at any time was $117 million. At April 28, 2024, we had $8 million of outstanding borrowings under our commercial paper program and no outstanding borrowings under our back-up credit facilities, and at January 28, 2024, there were no outstanding borrowings under our commercial paper program or back-up credit facilities.

Fiscal Q1 2024 Form 10-Q	8

In May 2024, we increased our commercial paper program from $5.0 billion to $19.5 billion in connection with the anticipated financing of the pending acquisition of SRS (see Note 9). In May 2024, in connection with the increase in the commercial paper program, we also entered into additional back-up credit facilities that consist of a 364-day $3.5 billion credit facility scheduled to expire in May 2025, a three-year $1.0 billion credit facility scheduled to expire in May 2027, and a 364-day $10.0 billion credit facility scheduled to expire in May 2025. The $10.0 billion credit facility also provides that the commitments and any borrowings under this facility will be reduced by the amount of net cash proceeds we receive from any future debt issuance. In the aggregate, our commercial paper program now allows for borrowings up to $19.5 billion and is supported by $19.5 billion of back-up credit facilities.
Long-Term Debt
We did not have any new issuances of senior notes during the first three months of fiscal 2024. In February 2024, we repaid our $1.1 billion 3.75% senior notes at maturity.
Derivative Instruments and Hedging Activities
We had outstanding interest rate swap agreements with combined notional amounts of $5.4 billion at both April 28, 2024 and January 28, 2024. These agreements are accounted for as fair value hedges that swap fixed for variable rate interest to hedge changes in the fair values of certain senior notes. At April 28, 2024 and January 28, 2024, the fair values of these agreements totaled $995 million and $858 million, respectively, all of which are recognized within other long-term liabilities on the consolidated balance sheets.
All of our interest rate swap agreements are designated as fair value hedges and meet the shortcut method requirements under GAAP. Accordingly, the changes in the fair values of these agreements offset the changes in the fair value of the hedged long-term debt.
There was no new material hedging activity or material changes to any other hedging arrangements disclosed in our 2023 Form 10-K, and all related activity was immaterial for the periods presented within this document.
Collateral. We generally enter into master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit our credit risk, we enter into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain derivative instruments exceeds or falls below contractually established thresholds. The cash collateral posted by the Company related to derivative instruments under our collateral security arrangements was $844 million and $714 million as of April 28, 2024 and January 28, 2024, respectively, which was recorded in other current assets on the consolidated balance sheets. We did not hold any cash collateral as of April 28, 2024 or January 28, 2024.
5. STOCKHOLDERS' EQUITY
Stock Rollforward
The following table presents a reconciliation of the number of shares of our common stock outstanding and cash dividends per share:

shares in millions	Three Months Ended
	April 28, 2024	April 30, 2023
Common stock:
Shares at beginning of period	1,796	1,794
Shares issued under employee stock plans, net	2	1
Shares at end of period	1,798	1,795
Treasury stock:
Shares at beginning of period	(804)	(778)
Repurchases of common stock	(2)	(10)
Shares at end of period	(806)	(788)
Shares outstanding at end of period	992	1,007

Cash dividends per share	$2.25	$2.09

Fiscal Q1 2024 Form 10-Q	9

Share Repurchases
In August 2023, our Board of Directors approved a $15.0 billion share repurchase authorization that replaced the previous authorization of $15.0 billion, which was approved in August 2022. The August 2023 authorization does not have a prescribed expiration date. As of April 28, 2024, approximately $11.7 billion of the $15.0 billion share repurchase authorization remained available. In March 2024, we paused share repurchases as a result of the pending acquisition of SRS (see Note 9).
The following table presents information about our repurchases of common stock, all of which were completed through open market purchases:

in millions	Three Months Ended
	April 28, 2024	April 30, 2023
Total number of shares repurchased	2	10
Total cost of shares repurchased	$600	$3,028

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the assets and liabilities that are measured at fair value on a recurring basis:

	April 28, 2024	January 28, 2024
in millions	Fair Value (Level 2)	Fair Value (Level 2)
Derivative agreements – assets	$11	$—
Derivative agreements – liabilities	(997)	(859)
Total	$(986)	$(859)
The fair values of our derivative instruments are determined using an income approach and Level 2 inputs, which primarily include the respective interest rate forward curves and discount rates. Our derivative instruments are discussed further in Note 4.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Long-lived assets, goodwill, and other intangible assets are subject to nonrecurring fair value measurement for the assessment of impairment. We did not have any material assets or liabilities that were measured and recognized at fair value on a nonrecurring basis during the three months ended April 28, 2024 or April 30, 2023.
Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents, receivables, accounts payable, and short-term debt approximate fair value due to their short-term nature.

Fiscal Q1 2024 Form 10-Q	10

The following table presents the aggregate fair values and carrying values of our senior notes:

	April 28, 2024		January 28, 2024
in millions	Fair Value (Level 1)	Carrying Value	Fair Value (Level 1)	Carrying Value
Senior notes	$36,103	$39,613	$38,495	$40,843
7.WEIGHTED AVERAGE COMMON SHARES
The following table presents the reconciliation of our basic to diluted weighted average common shares as well as the number of anti-dilutive securities excluded from diluted weighted average common shares:

in millions	Three Months Ended
	April 28, 2024	April 30, 2023
Basic weighted average common shares	989	1,010
Effect of potentially dilutive securities (1)	3	3
Diluted weighted average common shares	992	1,013

Anti-dilutive securities excluded from diluted weighted average common shares	1	1
—————
(1)    Represents the dilutive impact of stock-based awards.
8.CONTINGENCIES
We are involved in litigation arising in the normal course of business. In management’s opinion, any such litigation is not expected to have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.
9.ACQUISITIONS
Pending SRS Acquisition
On March 27, 2024, we entered into a definitive agreement to acquire SRS Distribution Inc., a leading residential specialty trade distribution company across several verticals serving the professional roofer, landscaper and pool contractor. Under the terms of the merger agreement, a subsidiary of The Home Depot, Inc. will merge with and into Shingle Acquisition Holdings, Inc., the parent company of SRS, and we will pay aggregate consideration of $18.25 billion, subject to customary adjustments for SRS’s debt, cash, transaction expenses and net working capital. The closing of the acquisition is subject to customary closing conditions, including regulatory approvals, and is expected to be completed by the end of fiscal 2024. Under the terms of the merger agreement, the Company will be obligated to pay a termination fee of $894 million in the event SRS or the Company terminates the merger agreement due to an antitrust-related governmental prohibition on the transaction or if the closing has not occurred on or before the termination date, as defined in the merger agreement, and all other closing conditions are otherwise satisfied. The acquisition is expected to be funded through a combination of cash on hand; borrowings under our commercial paper program, which has been expanded in anticipation of the pending acquisition as further discussed in Note 4; and the issuance of long-term debt.

Fiscal Q1 2024 Form 10-Q	11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
The Home Depot, Inc.:
Results of Review of Interim Financial Information
We have reviewed the consolidated balance sheet of The Home Depot, Inc. and its subsidiaries (the “Company”) as of April 28, 2024, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for the three-month periods ended April 28, 2024 and April 30, 2023, and the related notes (collectively, the “consolidated interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of January 28, 2024, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for the fiscal year then ended (not presented herein); and in our report dated March 13, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 28, 2024 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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

/s/ KPMG LLP
Atlanta, Georgia
May 20, 2024

Fiscal Q1 2024 Form 10-Q	12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion provides an analysis of the Company’s financial condition and results of operations from management's perspective and should be read in conjunction with the consolidated financial statements and related notes included in this report and in the 2023 Form 10-K and with our MD&A included in the 2023 Form 10-K.
EXECUTIVE SUMMARY
We reported net sales of $36.4 billion in the first quarter of fiscal 2024. Net earnings were $3.6 billion, or $3.63 per diluted share.
We opened two new stores in the U.S. during the first quarter of fiscal 2024, resulting in a total store count of 2,337 at April 28, 2024. A total of 320 stores, or 13.7%, were located in Canada and Mexico. For the first quarter of fiscal 2024, sales per retail square foot were $572.69. Our inventory turnover ratio was 4.5 times at the end of the first quarter of fiscal 2024, compared to 3.9 times at the end of the first quarter of fiscal 2023. The increase in our inventory turnover ratio was primarily driven by lower average inventory levels during the first quarter of fiscal 2024.
We generated $5.5 billion of cash flow from operations during the first three months of fiscal 2024. This cash flow, together with cash on hand, was used to fund cash payments of $2.2 billion for dividends and repay $1.2 billion of long-term debt. In addition, we funded $847 million in capital expenditures and $649 million for share repurchases, before we paused share repurchases in March 2024 due to the pending acquisition of SRS. In February 2024, we announced a 7.7% increase in our quarterly cash dividend to $2.25 per share.
Our ROIC for the trailing twelve-month period was 37.1% at the end of the first quarter of fiscal 2024 and 43.6% at the end of the first quarter of fiscal 2023. The decrease in ROIC was primarily driven by lower operating income and an increase in average equity as a result of pausing share repurchases in March 2024. See the “Non-GAAP Financial Measures” section below for our definition and calculation of ROIC, as well as a reconciliation of NOPAT, a non-GAAP financial measure, to net earnings (the most comparable GAAP financial measure).
Pending SRS Acquisition
On March 27, 2024, we entered into a definitive agreement to acquire SRS, a leading residential specialty trade distribution company across several verticals serving the professional roofer, landscaper and pool contractor. We believe the acquisition of SRS will accelerate the Company’s growth with the residential professional customer. The acquisition is expected to complement our existing capabilities and enable us to better serve complex project purchase occasions with the renovator/remodeler, while also establishing the Company as a leading specialty trade distributor across multiple verticals. Under the terms of the merger agreement, a subsidiary of The Home Depot, Inc. will merge with and into Shingle Acquisition Holdings, Inc., the parent company of SRS, and we will pay aggregate consideration of $18.25 billion, subject to customary adjustments for SRS’s debt, cash, transaction expenses and net working capital. The closing of the acquisition is subject to customary closing conditions, including regulatory approvals, and is expected to be completed by the end of fiscal 2024. The acquisition is expected to be funded through a combination of cash on hand; borrowings under our commercial paper program, which has been expanded in anticipation of the pending acquisition as further discussed in Note 4 to our consolidated financial statements; and the issuance of long-term debt.

Fiscal Q1 2024 Form 10-Q	13

RESULTS OF OPERATIONS
The following table presents the percentage relationship between net sales and major categories in our consolidated statements of earnings.
FISCAL 2024 AND FISCAL 2023 THREE MONTH COMPARISONS

	Three Months Ended
	April 28, 2024		April 30, 2023
dollars in millions	$	% of Net Sales	$	% of Net Sales
Net sales	$36,418		$37,257
Gross profit	12,433	34.1%	12,557	33.7%
Operating expenses:
Selling, general and administrative	6,667	18.3	6,355	17.1
Depreciation and amortization	687	1.9	651	1.7
Total operating expenses	7,354	20.2	7,006	18.8
Operating income	5,079	13.9	5,551	14.9
Interest and other (income) expense:
Interest income and other, net	(57)	(0.2)	(33)	(0.1)
Interest expense	485	1.3	474	1.3
Interest and other, net	428	1.2	441	1.2
Earnings before provision for income taxes	4,651	12.8	5,110	13.7
Provision for income taxes	1,051	2.9	1,237	3.3
Net earnings	$3,600	9.9%	$3,873	10.4%
—————
Note: Certain percentages may not sum to totals due to rounding.

	Three Months Ended
Selected financial and sales data:	April 28, 2024	April 30, 2023	% Change
Comparable sales (% change)	(2.8)%	(4.5)%	N/A
Comparable customer transactions (% change) (1)	(1.5)%	(5.0)%	N/A
Comparable average ticket (% change) (1)	(1.3)%	0.2%	N/A
Customer transactions (in millions) (1)	386.8	390.9	(1.0)%
Average ticket (1) (2)	$90.68	$91.92	(1.3)%
Sales per retail square foot (1) (3)	$572.69	$592.94	(3.4)%
Diluted earnings per share	$3.63	$3.82	(5.0)%
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
Net Sales. Net sales for the first quarter of fiscal 2024 were $36.4 billion, a decrease of 2.3% from $37.3 billion for the first quarter of fiscal 2023. The decrease in net sales for the first quarter of fiscal 2024 largely reflects the impact of a negative comparable sales environment, primarily driven by decreases in comparable customer transactions and comparable average ticket, partially offset by sales from new stores and the acquisitions we completed in fiscal 2023.

Fiscal Q1 2024 Form 10-Q	14

Online sales, which consist of sales generated through our websites and mobile applications for products picked up at our stores or delivered to customer locations, represented 15.3% of net sales during the first quarter of fiscal 2024 and increased by 3.3% compared to the first quarter of fiscal 2023.
A weaker U.S. dollar positively impacted net sales by $106 million during the first quarter of fiscal 2024.
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
Total comparable sales for the first quarter of fiscal 2024 decreased 2.8%, reflecting a 1.5% decrease in comparable customer transactions and a 1.3% decrease in comparable average ticket compared to the first quarter of fiscal 2023. The decrease in comparable customer transactions reflects the impact of macroeconomic factors, including the continued shift in consumer consumption trends away from goods and towards services and the impact of a high interest rate environment, pressuring home improvement demand. The decrease in comparable average ticket primarily reflects price stabilization relative to last year, partially offset by demand for new and innovative products.
During the first quarter of fiscal 2024, our Building Materials and Power merchandising departments posted positive comparable sales compared to the first quarter of fiscal 2023. All of our other merchandising departments posted negative comparable sales during the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023.
Gross Profit
Gross profit for the first quarter of fiscal 2024 decreased 1.0% to $12.4 billion from $12.6 billion for the first quarter of fiscal 2023. Gross profit as a percentage of net sales, or gross profit margin, was 34.1% for the first quarter of fiscal 2024 compared to 33.7% for the first quarter of fiscal 2023. The increase in gross profit margin during the first quarter of fiscal 2024 was primarily driven by lower transportation costs and lower shrink.
Operating Expenses
Our operating expenses are composed of SG&A and depreciation and amortization.
Selling, General & Administrative. SG&A for the first quarter of fiscal 2024 increased $312 million, or 4.9%, to $6.7 billion from $6.4 billion for the first quarter of fiscal 2023. As a percentage of net sales, SG&A was 18.3% for the first quarter of fiscal 2024 compared to 17.1% for the first quarter of fiscal 2023, primarily due to lower legal-related benefits, higher payroll costs, and deleverage from a negative comparable sales environment.
Depreciation and Amortization. Depreciation and amortization for the first quarter of fiscal 2024 increased $36 million, or 5.5%, to $687 million from $651 million for the first quarter of fiscal 2023. As a percentage of net sales, depreciation and amortization was 1.9% for the first quarter of fiscal 2024 compared to 1.7% for the first quarter of fiscal 2023, primarily reflecting increased depreciation expense from ongoing investments in the business and deleverage from a negative comparable sales environment.
Interest and Other, net
Interest and other, net for the first quarter of fiscal 2024 decreased $13 million, or 2.9%, to $428 million from $441 million for the first quarter of fiscal 2023. As a percentage of net sales, interest and other, net was 1.2% for the first quarter of both fiscal 2024 and fiscal 2023, and primarily reflected higher interest income due to elevated cash balances as a result of pausing share repurchases in March 2024, offset by deleverage from a negative comparable sales environment and a slight increase in interest expense driven by higher average debt balances.
Provision for Income Taxes
Our combined effective income tax rate was 22.6% for the first quarter of fiscal 2024 compared to 24.2% for the first quarter of fiscal 2023. The decrease in our effective rate was driven by certain discrete tax benefits recognized during the first quarter of fiscal 2024.
Diluted Earnings per Share
Diluted earnings per share were $3.63 for the first quarter of fiscal 2024 compared to $3.82 for the first quarter of fiscal 2023. The decrease in diluted earnings per share was primarily driven by lower net earnings during the first quarter of fiscal 2024, partially offset by lower diluted shares.

Fiscal Q1 2024 Form 10-Q	15

NON-GAAP FINANCIAL MEASURES
To provide clarity on our operating performance, we supplement our reporting with certain non-GAAP financial measures. However, this supplemental information should not be considered in isolation or as a substitute for the related GAAP measures. Non-GAAP financial measures presented herein may differ from similar measures used by other companies.
Return on Invested Capital
We believe ROIC is meaningful for management, investors and ratings agencies because it measures how effectively we deploy our capital base. ROIC is a profitability measure, not a measure of financial performance under GAAP. We define ROIC as NOPAT, a non-GAAP financial measure, for the most recent twelve-month period, divided by average debt and equity. We define average debt and equity as the average of beginning and ending long-term debt (including current installments) and equity for the most recent twelve-month period.
The following table presents the calculation of ROIC, together with a reconciliation of NOPAT to net earnings (the most comparable GAAP measure):

	Twelve Months Ended
dollars in millions	April 28, 2024	April 30, 2023
Net earnings	$14,870	$16,747
Interest and other, net	1,752	1,634
Provision for income taxes	4,595	5,280
Operating income	21,217	23,661
Income tax adjustment (1)	(5,021)	(5,671)
NOPAT	$16,196	$17,990

Average debt and equity	$43,629	$41,264

ROIC	37.1%	43.6%
—————
(1)Income tax adjustment is defined as operating income multiplied by our effective tax rate for the trailing twelve months.
LIQUIDITY AND CAPITAL RESOURCES
At April 28, 2024, we had $4.3 billion in cash and cash equivalents, of which $664 million was held by our foreign subsidiaries. We believe that our current cash position, cash flow generated from operations, funds available from our commercial paper program, and access to the long-term debt capital markets should be sufficient not only for our operating requirements, any required debt payments, and satisfaction of other contractual obligations, but also to enable us to invest in the business, fund dividend payments, and fund any share repurchases through the next several fiscal years, as well as complete the pending acquisition of SRS. In addition, we believe that we have the ability to obtain alternative sources of financing, if necessary.
Our material cash requirements include contractual and other obligations arising in the normal course of business. These obligations primarily include long-term debt and related interest payments, operating and finance lease obligations, and purchase obligations. In addition to our cash requirements, we follow a disciplined approach to capital allocation. This approach first prioritizes investing in the business, followed by paying dividends, with the intent of then returning excess cash to shareholders in the form of share repurchases. In March 2024, we paused share repurchases to preserve cash in anticipation of funding the pending acquisition of SRS. Following the completion of the acquisition, we do not plan to resume share repurchases until we have used our excess cash to reduce our outstanding debt.
During the first three months of fiscal 2024, we invested approximately $847 million back into our business in the form of capital expenditures. For fiscal 2024, in line with our expectation of approximately two percent of net sales on an annual basis, we plan to invest approximately $3.0 billion to $3.5 billion back into our business in the form of capital expenditures, with investments focused on new stores and improving the customer experience, including through technology and development of other differentiated capabilities. However, we may adjust our capital expenditures to support the operations of the business, to enhance long-term strategic positioning, or in response to the economic environment, as necessary or appropriate.

Fiscal Q1 2024 Form 10-Q	16

In February 2024, we announced a 7.7% increase in our quarterly cash dividend from $2.09 to $2.25 per share. During the first three months of fiscal 2024, we paid cash dividends of $2.2 billion to shareholders. We intend to pay a dividend in the future; however, any future dividend is subject to declaration by our Board of Directors based on our earnings, capital requirements, financial condition, and other factors considered relevant by our Board of Directors.
In August 2023, our Board of Directors approved a $15.0 billion share repurchase authorization that replaced the previous authorization of $15.0 billion, which was approved in August 2022. The August 2023 authorization does not have a prescribed expiration date. As of April 28, 2024, approximately $11.7 billion of the $15.0 billion share repurchase authorization remained available. During the first three months of fiscal 2024, we had cash payments of $649 million for repurchases of our common stock through open market purchases, prior to pausing share repurchases in March 2024 as discussed above.
DEBT
As of April 28, 2024, we had a commercial paper program that allowed for borrowings up to $5.0 billion. In connection with our program, we had back-up credit facilities with a consortium of banks for borrowings up to $5.0 billion, which consisted of a five-year $3.5 billion credit facility scheduled to expire in July 2027 and a 364-day $1.5 billion credit facility scheduled to expire in July 2024. All of our short-term borrowings in the first three months of fiscal 2024 were under this commercial paper program, and the maximum amount outstanding at any time was $117 million. At April 28, 2024, we had outstanding borrowings under our commercial paper program of $8 million, we had no outstanding borrowings under our back-up credit facilities, and we were in compliance with all of the covenants contained in our credit facilities, none of which are expected to impact our liquidity or capital resources.
In May 2024, we increased our commercial paper program from $5.0 billion to $19.5 billion in connection with the anticipated financing of the pending acquisition of SRS. In May 2024, in connection with the increase in the commercial paper program, we also entered into additional back-up credit facilities that consist of a 364-day $3.5 billion credit facility scheduled to expire in May 2025, a three-year $1.0 billion credit facility scheduled to expire in May 2027, and a 364-day $10.0 billion credit facility scheduled to expire in May 2025. The $10.0 billion credit facility also provides that the commitments and any borrowings under this facility will be reduced by the amount of net cash proceeds we receive from any future debt issuance. In the aggregate, our commercial paper program now allows for borrowings up to $19.5 billion and is supported by $19.5 billion of back-up credit facilities.
We also issue senior notes from time to time as part of our capital management strategy. We did not have any issuances of senior notes during the first three months of fiscal 2024. We expect to issue senior notes as part of our planned funding of the pending SRS acquisition. The timing of this issuance is subject to market and other factors. Upon the issuance of these notes, we expect to terminate the $10.0 billion credit facility discussed above and reduce our commercial paper program by $10.0 billion. In February 2024, we repaid $1.1 billion of senior notes at maturity.
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
Net cash provided by operating activities decreased by $117 million in the first three months of fiscal 2024 compared to the first three months of fiscal 2023, primarily driven by a decrease in net earnings, partially offset by changes in working capital.
Investing Activities
Net cash used in investing activities decreased by $73 million in the first three months of fiscal 2024 compared to the first three months of fiscal 2023, primarily resulting from lower capital expenditures.

Fiscal Q1 2024 Form 10-Q	17

Financing Activities
Net cash used in financing activities in the first three months of fiscal 2024 primarily reflected $2.2 billion of cash dividends paid, $1.2 billion of repayments of long-term debt, and $649 million of share repurchases prior to pausing share repurchases in March 2024. Net cash used in financing activities in the first three months of fiscal 2023 primarily reflected $2.9 billion of share repurchases, $2.1 billion of cash dividends paid, and $1.1 billion of repayments of long-term debt.
CRITICAL ACCOUNTING ESTIMATES
During the first three months of fiscal 2024, there were no changes to our critical accounting estimates or our significant accounting policies as disclosed in the 2023 Form 10-K. Our significant accounting policies are disclosed in Note 1 to our consolidated financial statements.
ADDITIONAL INFORMATION
For information on accounting pronouncements that have impacted or are expected to materially impact our consolidated financial condition, results of operations, or cash flows, see Note 1 to our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risk results primarily from fluctuations in interest rates in connection with our long-term debt portfolio. We are also exposed to risks from foreign currency exchange rate fluctuations on the translation of our foreign operations into U.S. dollars and on the purchase of goods by these foreign operations that are not denominated in their local currencies. Additionally, we may experience inflation and deflation related to our purchase and sale of certain commodity products. There have been no material changes to our exposure to market risks from those disclosed in the 2023 Form 10-K, including the types of instruments we use to manage our exposure to such risks, during the first quarter of fiscal 2024.
Item 4. Controls and Procedures.
Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) and concluded that our disclosure controls and procedures were effective as of April 28, 2024.
We are in the process of an ongoing business transformation initiative, which includes upgrading and migrating certain accounting and finance systems. We plan to continue to migrate additional business processes over the course of the next few years and have modified and will continue to modify the design and implementation of certain internal control processes as the transformation continues.
Except as described above, there were no other changes in our internal control over financial reporting during the fiscal quarter ended April 28, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed under Part I, Item 1A. Risk Factors and elsewhere in the 2023 Form 10-K. These risks and uncertainties could materially and adversely affect our business, consolidated financial condition, results of operations, or cash flows. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently do not consider material to our business. There have been no material changes in the risk factors discussed in the 2023 Form 10-K.

Fiscal Q1 2024 Form 10-Q	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table presents the number and average price of shares purchased in each fiscal month of the first quarter of fiscal 2024:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)(3)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Dollar Value of Shares that May Yet Be Purchased Under the Program(2)(3)
January 29, 2024 – February 25, 2024	1,309,940	$360.57	1,296,485	$11,788,339,150
February 26, 2024 – March 24, 2024 (4)	483,688	380.44	347,367	11,657,503,041
March 25, 2024 – April 28, 2024	180,311	383.46	—	11,657,503,041
	1,973,939	367.53	1,643,852
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
(4)In March 2024, we paused share repurchases as a result of the pending acquisition of SRS.
SALES OF UNREGISTERED SECURITIES
During the first quarter of fiscal 2024, we issued 531 deferred stock units under The Home Depot, Inc. Nonemployee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of the SEC’s Regulation D thereunder. The deferred stock units were credited during the first quarter of fiscal 2024 to the accounts of those non-employee directors who elected to receive all or a portion of board retainers in the form of deferred stock units instead of cash. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.
During the first quarter of fiscal 2024, we credited 7,658 deferred stock units to participant accounts under the Restoration Plans pursuant to an exemption from the registration requirements of the Securities Act for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in these plans.
Item 5. Other Information.
Trading Arrangements
During the fiscal quarter ended April 28, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of the SEC’s Regulation S-K.
Change in Prior Period Presentation
As discussed in Note 2 to our consolidated financial statements, during the first quarter of fiscal 2024, we made certain changes to our merchandising department structure that had no impact on our consolidated net sales. These changes realign certain merchandising departments across our three major product lines. As a result, we have updated our net sales by major product line and net sales by merchandising department disclosures from our 2023 Form 10-K to reclassify prior year amounts to conform with the presentation adopted in the current fiscal year. These updated disclosures are reflected below.

Fiscal Q1 2024 Form 10-Q	19

The following table presents net sales by major product line (and related services):

	Fiscal	Fiscal	Fiscal
in millions	2023	2022	2021
Building Materials	$52,661	$54,572	$50,045
Décor	51,945	54,442	52,106
Hardlines	48,063	48,389	49,006
Net sales	$152,669	$157,403	$151,157
The following table presents net sales by merchandising department (and related services):

	Fiscal		Fiscal		Fiscal
	2023		2022		2021
dollars in millions	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Appliances	$13,917	9.1%	$14,521	9.2%	$14,157	9.4%
Bath	6,630	4.3	6,855	4.4	6,595	4.4
Building Materials	12,118	7.9	11,410	7.2	9,972	6.6
Electrical	8,038	5.3	8,824	5.6	8,261	5.5
Flooring	8,762	5.7	9,198	5.8	9,236	6.1
Hardware	9,010	5.9	8,953	5.7	8,776	5.8
Indoor Garden	10,283	6.7	10,105	6.4	10,900	7.2
Kitchen & Blinds	7,154	4.7	7,751	4.9	6,636	4.4
Lighting	4,531	3.0	5,036	3.2	5,132	3.4
Lumber	11,721	7.7	13,436	8.5	13,343	8.8
Millwork	8,301	5.4	8,428	5.4	7,408	4.9
Outdoor Garden	10,278	6.7	10,039	6.4	10,321	6.8
Paint	10,951	7.2	11,081	7.0	10,350	6.8
Plumbing	12,483	8.2	12,474	7.9	11,061	7.3
Power	12,864	8.4	13,271	8.4	13,687	9.1
Storage & Organization	5,628	3.7	6,021	3.8	5,322	3.5
Total	$152,669	100.0%	$157,403	100.0%	$151,157	100.0%
—————
Note: Certain percentages may not sum to totals due to rounding.

Fiscal Q1 2024 Form 10-Q	20

Item 6. Exhibits.
Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the references in brackets. All other exhibits are filed or furnished herewith.

Exhibit		Description
2.1	‡	Agreement and Plan of Merger, dated as of March 27, 2024 by and among The Home Depot, Inc., Star Acquisition Merger Sub Inc., Shingle Acquisition Holdings, Inc. and Shingle Acquisition, LP
3.1	*	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q filed on September 1, 2011, Exhibit 3.1]
3.2	*	By-Laws of The Home Depot, Inc. (As Amended and Restated Effective February 23, 2023) [Form 8-K filed on February 28, 2023, Exhibit 3.2]
15.1		Acknowledgement of Independent Registered Public Accounting Firm
31.1		Certification of the Chair, President and Chief Executive Officer pursuant to Rule 13a-14(a)
31.2		Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a)
32.1		Certification of the Chair, President and Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of the Executive Vice President and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
—————
‡    Certain schedules and other similar attachments to this exhibit have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The registrant will provide a copy of such omitted documents to the SEC upon request.

Fiscal Q1 2024 Form 10-Q	21

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HOME DEPOT, INC. (Registrant)

By:	/s/ EDWARD P. DECKER
Edward P. Decker, Chair, President and Chief Executive Officer (Principal Executive Officer)

/s/ RICHARD V. MCPHAIL
Richard V. McPhail, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ KIMBERLY R. SCARDINO
Kimberly R. Scardino, Senior Vice President – Finance, Chief Accounting Officer and Controller (Principal Accounting Officer)

Date:	May 20, 2024

Fiscal Q1 2024 Form 10-Q	22