Form 10-Q
period 2024-07-28
HOME DEPOT, INC.
filed 2024-08-20
CIK 354950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 28, 2024
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
993,293,377 shares of common stock, $0.05 par value, outstanding as of August 13, 2024

Fiscal Q2 2024 Form 10-Q	i

COMMONLY USED OR DEFINED TERMS

Term	Definition
Comparable sales	As defined in the Results of Operations section of MD&A
Exchange Act	Securities Exchange Act of 1934, as amended
fiscal 2023	Fiscal year ended January 28, 2024 (includes 52 weeks)
fiscal 2024	Fiscal year ending February 2, 2025 (includes 53 weeks)
GAAP	U.S. generally accepted accounting principles
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NOPAT	Net operating profit after tax
Restoration Plans	Home Depot FutureBuilder Restoration Plan and HD Supply Restoration Plan
ROIC	Return on invested capital
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SG&A	Selling, general, and administrative expenses
SRS	SRS Distribution Inc.
2023 Form 10-K	Annual Report on Form 10-K for fiscal 2023 as filed with the SEC on March 13, 2024

Fiscal Q2 2024 Form 10-Q	ii

FORWARD-LOOKING STATEMENTS
Certain statements contained herein, as well as in other filings we make with the SEC and other written and oral information we release, regarding our performance or other events or developments in the future constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may relate to, among other things, the demand for our products and services, including as a result of macroeconomic conditions; net sales growth; comparable sales; the effects of competition; our brand and reputation; implementation of interconnected retail, store, supply chain and technology initiatives; inventory and in-stock positions; the state of the economy; the state of the housing and home improvement markets; the state of the credit markets, including mortgages, home equity loans, and consumer credit; the impact of tariffs; issues related to the payment methods we accept; demand for credit offerings; management of relationships with our associates, potential associates, suppliers and service providers; cost and availability of labor; costs of fuel and other energy sources; events that could disrupt our business, supply chain, technology infrastructure, or demand for our products and services, such as international trade disputes, natural disasters, climate change, public health issues, cybersecurity events, labor disputes, geopolitical conflicts, military conflicts or acts of war; our ability to maintain a safe and secure store environment; our ability to address expectations regarding environmental, social and governance matters and meet related goals; continuation or suspension of share repurchases; net earnings performance; earnings per share; future dividends; capital allocation and expenditures; liquidity; return on invested capital; expense leverage; changes in interest rates; changes in foreign currency exchange rates; commodity or other price inflation and deflation; our ability to issue debt on terms and at rates acceptable to us; the impact and expected outcome of investigations, inquiries, claims, and litigation, including compliance with related settlements; the challenges of operating in international markets; the adequacy of insurance coverage; the effect of accounting charges; the effect of adopting certain accounting standards; the impact of legal and regulatory changes, including changes to tax laws and regulations; store openings and closures; financial outlook; and the impact of acquired companies, including SRS, on our organization and the ability to recognize the anticipated benefits of any acquisitions.
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

Fiscal Q2 2024 Form 10-Q	iii

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
THE HOME DEPOT, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

in millions, except per share data	July 28, 2024	January 28, 2024
Assets
Current assets:
Cash and cash equivalents	$1,613	$3,760
Receivables, net	5,503	3,328
Merchandise inventories	23,060	20,976
Other current assets	2,097	1,711
Total current assets	32,273	29,775
Net property and equipment	26,640	26,154
Operating lease right-of-use assets	8,613	7,884
Goodwill	19,414	8,455
Intangible assets, net	9,214	3,606
Other assets	692	656
Total assets	$96,846	$76,530

Liabilities and Stockholders' Equity
Current liabilities:
Short-term debt	$2,527	$—
Accounts payable	13,206	10,037
Accrued salaries and related expenses	2,105	2,096
Sales taxes payable	645	449
Deferred revenue	2,754	2,762
Income taxes payable	40	28
Current installments of long-term debt	1,339	1,368
Current operating lease liabilities	1,242	1,050
Other accrued expenses	4,265	4,225
Total current liabilities	28,123	22,015
Long-term debt, excluding current installments	51,869	42,743
Long-term operating lease liabilities	7,635	7,082
Deferred income taxes	2,074	863
Other long-term liabilities	2,725	2,783
Total liabilities	92,426	75,486
Contingencies (Note 9)
Common stock, par value $0.05; authorized: 10,000 shares; issued: 1,799 shares at July 28, 2024 and 1,796 shares at January 28, 2024; outstanding: 993 shares at July 28, 2024 and 992 shares at January 28, 2024	90	90
Paid-in capital	13,731	13,147
Retained earnings	87,357	83,656
Accumulated other comprehensive loss	(787)	(477)
Treasury stock, at cost, 806 shares at July 28, 2024 and 804 shares at January 28, 2024	(95,971)	(95,372)
Total stockholders’ equity	4,420	1,044
Total liabilities and stockholders’ equity	$96,846	$76,530
—————
See accompanying notes to consolidated financial statements.

Fiscal Q2 2024 Form 10-Q	1

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
in millions, except per share data	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Net sales	$43,175	$42,916	$79,593	$80,173
Cost of sales	28,759	28,759	52,744	53,459
Gross profit	14,416	14,157	26,849	26,714
Operating expenses:
Selling, general and administrative	7,144	6,915	13,811	13,270
Depreciation and amortization	738	653	1,425	1,304
Total operating expenses	7,882	7,568	15,236	14,574
Operating income	6,534	6,589	11,613	12,140
Interest and other (income) expense:
Interest income and other, net	(84)	(41)	(141)	(74)
Interest expense	573	469	1,058	943
Interest and other, net	489	428	917	869
Earnings before provision for income taxes	6,045	6,161	10,696	11,271
Provision for income taxes	1,484	1,502	2,535	2,739
Net earnings	$4,561	$4,659	$8,161	$8,532

Basic weighted average common shares	990	1,000	989	1,005
Basic earnings per share	$4.61	$4.66	$8.25	$8.49

Diluted weighted average common shares	992	1,003	992	1,008
Diluted earnings per share	$4.60	$4.65	$8.23	$8.46
—————
See accompanying notes to consolidated financial statements.

Fiscal Q2 2024 Form 10-Q	2

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
in millions	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Net earnings	$4,561	$4,659	$8,161	$8,532
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(249)	168	(259)	247
Cash flow hedges	(60)	2	(51)	4
Total other comprehensive income (loss), net of tax	(309)	170	(310)	251
Comprehensive income	$4,252	$4,829	$7,851	$8,783
—————
See accompanying notes to consolidated financial statements.

Fiscal Q2 2024 Form 10-Q	3

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended		Six Months Ended
in millions	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Common Stock:
Balance at beginning of period	$90	$90	$90	$90
Shares issued under employee stock plans, net	—	—	—	—
Balance at end of period	90	90	90	90

Paid-in Capital:
Balance at beginning of period	13,153	12,584	13,147	12,592
Shares issued under employee stock plans, net	466	154	362	35
Stock-based compensation expense	112	104	222	215
Balance at end of period	13,731	12,842	13,731	12,842

Retained Earnings:
Balance at beginning of period	85,027	78,651	83,656	76,896
Net earnings	4,561	4,659	8,161	8,532
Cash dividends	(2,231)	(2,097)	(4,460)	(4,215)
Balance at end of period	87,357	81,213	87,357	81,213

Accumulated Other Comprehensive Income (Loss):
Balance at beginning of period	(478)	(637)	(477)	(718)
Foreign currency translation adjustments, net of tax	(249)	168	(259)	247
Cash flow hedges, net of tax	(60)	2	(51)	4
Balance at end of period	(787)	(467)	(787)	(467)

Treasury Stock:
Balance at beginning of period	(95,972)	(90,326)	(95,372)	(87,298)
Repurchases of common stock	1	(2,017)	(599)	(5,045)
Balance at end of period	(95,971)	(92,343)	(95,971)	(92,343)
Total stockholders’ equity	$4,420	$1,335	$4,420	$1,335
—————
See accompanying notes to consolidated financial statements.

Fiscal Q2 2024 Form 10-Q	4

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
in millions	July 28, 2024	July 30, 2023
Cash Flows from Operating Activities:
Net earnings	$8,161	$8,532
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization, excluding amortization of intangible assets	1,615	1,500
Intangible asset amortization	142	88
Stock-based compensation expense	222	215
Changes in receivables, net	(391)	(492)
Changes in merchandise inventories	(214)	1,751
Changes in other current assets	(339)	(392)
Changes in accounts payable and accrued expenses	1,628	929
Changes in deferred revenue	(31)	10
Changes in income taxes payable	14	(32)
Changes in deferred income taxes	159	(48)
Other operating activities	(60)	144
Net cash provided by operating activities	10,906	12,205

Cash Flows from Investing Activities:
Capital expenditures	(1,566)	(1,697)
Payments for businesses acquired, net	(17,570)	(215)
Other investing activities	38	10
Net cash used in investing activities	(19,098)	(1,902)

Cash Flows from Financing Activities:
Proceeds from short-term debt, net	2,527	—
Proceeds from long-term debt, net of discounts	9,952	—
Repayments of long-term debt	(1,255)	(1,130)
Repurchases of common stock	(649)	(4,954)
Proceeds from sales of common stock	210	175
Cash dividends	(4,460)	(4,215)
Other financing activities	(212)	(142)
Net cash provided by (used in) financing activities	6,113	(10,266)
Change in cash and cash equivalents	(2,079)	37
Effect of exchange rate changes on cash and cash equivalents	(68)	20
Cash and cash equivalents at beginning of period	3,760	2,757
Cash and cash equivalents at end of period	$1,613	$2,814

Supplemental Disclosures:
Cash paid for interest, net of interest capitalized	$982	$900
Cash paid for income taxes	2,634	2,894
Non-cash acquisition purchase consideration (Note 10)	321	—
—————
See accompanying notes to consolidated financial statements.

Fiscal Q2 2024 Form 10-Q	5

THE HOME DEPOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements of The Home Depot, Inc., together with its subsidiaries (the “Company,” “Home Depot,” “we,” “our” or “us”), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2023 Form 10-K. There were no significant changes to our significant accounting policies as disclosed in the 2023 Form 10-K.
During the second quarter of fiscal 2024, we completed the acquisition of SRS. Refer to Note 2 and Note 10 for further discussion on the acquisition, including certain impacts of the acquisition on our consolidated financial statements.
Reclassifications
Effective July 28, 2024, we began separately presenting intangible assets, net, on the consolidated balance sheets, which were previously included in the other assets line item. In addition, we began separately presenting intangible asset amortization on the statements of cash flows, which was previously included in the depreciation and amortization line item. Prior period amounts have been reclassified to conform to the current year’s financial statement presentation.
Receivables, net
The following table presents components of receivables, net:

in millions	July 28, 2024	January 28, 2024
Card receivables	$1,240	$988
Rebate receivables	1,395	841
Customer receivables	2,296	924
Other receivables	572	575
Receivables, net	$5,503	$3,328
Card receivables consist of payments due from financial institutions for the settlement of credit card and debit card transactions. Rebate receivables represent amounts due from vendors for volume and co-op advertising rebates. Customer receivables relate to credit extended directly to certain customers in the ordinary course of business, which increased compared to the beginning of the year as a result of the SRS acquisition. The valuation allowance related to our receivables was not material to our consolidated financial statements at July 28, 2024 or January 28, 2024.
Supplier Finance Programs
We have a supplier finance program whereby participating suppliers may, at their sole discretion, elect to receive payment for one or more of our payment obligations, prior to their scheduled due dates, at a discounted price from participating financial institutions. The payment terms we negotiate with our suppliers are consistent, irrespective of whether a supplier participates in the program, and we are not a party to the agreements between the participating financial institutions and the suppliers in connection with the program. We do not reimburse suppliers for any costs they incur for participation in the program, and we have not pledged any assets as security or provided any guarantees as part of the program. Our outstanding payment obligations under our supplier finance program were $530 million at July 28, 2024 and $514 million at January 28, 2024 and are recorded within accounts payable on the consolidated balance sheets.

Fiscal Q2 2024 Form 10-Q	6

Recent Accounting Pronouncements
We did not adopt any new accounting pronouncements during the six months ended July 28, 2024 that had a material impact on our consolidated financial condition, results of operations or cash flows. There were no significant changes in recently issued accounting pronouncements pending adoption from those disclosed in the 2023 Form 10-K, and those not discussed in the 2023 Form 10-K are either not applicable or are not expected to have a material impact on our consolidated financial condition, results of operations or cash flows.
2.SEGMENT REPORTING AND NET SALES
The Company defines its segments on the basis of the way in which internally reported financial information is regularly reviewed by the chief operating decision maker (“CODM”), our President and Chief Executive Officer, to analyze financial performance, make decisions, and allocate resources.
The Company is engaged in the operation of retail stores and sells a wide assortment of building materials, home improvement products, lawn and garden products, décor products, and facilities maintenance, repair and operations products both in stores and online. We also provide a number of services, including home improvement installation services and tool and equipment rental. We currently conduct these operations in the U.S. (including the Commonwealth of Puerto Rico and the territories of the U.S. Virgin Islands and Guam), Canada, and Mexico, each of which represents an operating segment. For disclosure purposes, we aggregate these three operating segments into one reportable segment (the Primary segment) due to the similar nature of their operations and economic characteristics.
As discussed in Note 10, in June 2024, we acquired SRS, a leading residential specialty trade distribution company across several verticals serving the professional roofer, landscaper and pool contractor through its branches located throughout the U.S. SRS is organized as three different lines of business: roofing and complementary building products, landscape, and pool. We have determined each of these three lines of business represents an operating segment, none of which meet the thresholds prescribed under Topic 280 to be deemed a reportable segment.
The following presents a reconciliation of the results of our Primary segment to our consolidated totals:

	Three Months Ended			Six Months Ended
	July 28, 2024			July 28, 2024
in millions	Primary Segment	Other	Consolidated	Primary Segment	Other	Consolidated
Net sales	$41,901	$1,274	$43,175	$78,319	$1,274	$79,593
Operating income (1)	6,462	72	6,534	11,541	72	11,613
Interest income and other, net			(84)			(141)
Interest expense			573			1,058
Earnings before provision for income taxes			$6,045			$10,696
—————
(1)Includes intangible asset amortization expense of $51 million and $103 million for the three and six months ended July 28, 2024, respectively, in our Primary segment, and intangible asset amortization expense of $39 million for both the three and six months ended July 28, 2024 in Other.
“Other” in the table above represents our SRS operations and is reflective of partial period results beginning from the acquisition date of June 18, 2024. Net sales in the Other category relate to the sale of products by SRS, with roofing and related products accounting for approximately 65% of sales in Other during both the three and six months ended July 28, 2024.
Prior to the acquisition of SRS, our total Company consolidated results represented our Primary segment and therefore, a reconciliation to our consolidated totals is not applicable for the three and six months ended July 30, 2023.

Fiscal Q2 2024 Form 10-Q	7

The following table presents our Primary segment major product lines and the related merchandising departments (and related services):

Major Product Line	Merchandising Departments
Building Materials	Building Materials, Electrical, Lumber, Millwork, and Plumbing
Décor	Appliances, Bath, Flooring, Kitchen & Blinds, Lighting, and Paint
Hardlines	Hardware, Indoor Garden, Outdoor Garden, Power, and Storage & Organization
The following table presents net sales by major product line (and related services), as well as Other net sales:

	Three Months Ended		Six Months Ended
in millions	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Building Materials	$13,935	$14,268	$26,549	$27,261
Décor	13,591	13,863	25,935	26,567
Hardlines	14,375	14,785	25,835	26,345
Primary segment net sales	41,901	42,916	78,319	80,173
Other net sales (1)	1,274	—	1,274	—
Net sales	$43,175	$42,916	$79,593	$80,173
—————
(1) Represents SRS net sales since the acquisition date of June 18, 2024. See discussion above for information on the components of Other net sales.
Note: During the first quarter of fiscal 2024, we made certain changes to our merchandising department structure that realign certain merchandising departments across our major product lines. As a result, prior-year amounts have been reclassified to conform with the current-year presentation. These changes had no impact on consolidated net sales.
The following table presents net sales, classified by geography:

	Three Months Ended		Six Months Ended
in millions	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Net sales – in the U.S.	$39,513	$39,191	$73,082	$73,698
Net sales – outside the U.S.	3,662	3,725	6,511	6,475
Net sales	$43,175	$42,916	$79,593	$80,173
The following table presents net sales by products and services:

	Three Months Ended		Six Months Ended
in millions	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Net sales – products	$41,605	$41,361	$76,683	$77,249
Net sales – services	1,570	1,555	2,910	2,924
Net sales	$43,175	$42,916	$79,593	$80,173
Deferred Revenue
For products and services sold in stores or online, payment is typically due at the point of sale. When we receive payment before the customer has taken possession of the merchandise or the service has been performed, the amount received is recorded as deferred revenue until the sale or service is complete. Such performance obligations are part of contracts with expected original durations of typically three months or less. As of July 28, 2024 and January 28, 2024, deferred revenue for products and services was $1.8 billion and $1.7 billion, respectively.

Fiscal Q2 2024 Form 10-Q	8

We further record deferred revenue for the sale of gift cards and recognize the associated revenue upon the redemption of those gift cards, which generally occurs within six months of gift card issuance. As of July 28, 2024 and January 28, 2024, our performance obligations for unredeemed gift cards were $1.0 billion and $1.1 billion, respectively. Gift card breakage income, which is our estimate of the portion of our outstanding gift card balance not expected to be redeemed, is recognized in net sales and was immaterial during the three and six months ended July 28, 2024 and July 30, 2023.
3.PROPERTY AND LEASES
Net Property and Equipment
Net property and equipment included accumulated depreciation and finance lease amortization of $28.3 billion as of July 28, 2024 and $27.1 billion as of January 28, 2024.
Leases
The following table presents the consolidated balance sheet classification related to operating and finance leases:

in millions	Consolidated Balance Sheet Classification	July 28, 2024	January 28, 2024
Assets:
Operating lease assets	Operating lease right-of-use assets	$8,613	$7,884
Finance lease assets (1)	Net property and equipment	2,754	2,840
Total lease assets		$11,367	$10,724
Liabilities:
Current:
Operating lease liabilities	Current operating lease liabilities	$1,242	$1,050
Finance lease liabilities	Current installments of long-term debt	273	268
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	7,635	7,082
Finance lease liabilities	Long-term debt, excluding current installments	2,923	3,000
Total lease liabilities		$12,073	$11,400
—————
(1) Finance lease assets are recorded net of accumulated amortization of $1.4 billion as of July 28, 2024 and $1.2 billion as of January 28, 2024.
The following table presents supplemental non-cash information related to leases:

	Six Months Ended
in millions	July 28, 2024	July 30, 2023
Lease assets obtained in exchange for new operating lease liabilities	$670	$583
Lease assets obtained in exchange for new finance lease liabilities	74	192

Fiscal Q2 2024 Form 10-Q	9

4.GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table presents the changes in the carrying amount of our goodwill:

in millions	Primary Segment	Other	Consolidated
Goodwill, balance at January 28, 2024	$8,455	$—	$8,455
Acquisitions (1)	—	10,967	10,967
Other (2)	(8)	—	(8)
Goodwill, balance at July 28, 2024	$8,447	$10,967	$19,414
—————
(1)    Fiscal 2024 activity represents the preliminary determination of goodwill related to the acquisition of SRS. See Note 10 for details regarding the SRS acquisition.
(2)     Primarily reflects the net impact of foreign currency translation as well as immaterial measurement period adjustments related to fiscal 2023 acquisitions.
Intangible Assets
The following table presents information regarding our intangible assets:

	July 28, 2024 (1)			January 28, 2024
in millions	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-Lived Intangible Assets:
Customer relationships	$8,795	$(797)	$7,998	$3,425	$(670)	$2,755
Trade names	607	(40)	567	227	(25)	202
Other	11	(11)	—	12	(12)	—
Indefinite-Lived Intangible Assets:
Trade names	649		649	649		649
Total Intangible Assets	$10,062	$(848)	$9,214	$4,313	$(707)	$3,606
—————
(1)    Fiscal 2024 includes the preliminary allocation of fair value to intangible assets related to the acquisition of SRS. See Note 10 for details regarding the SRS acquisition.
Our intangible asset amortization expense was $90 million and $44 million during the second quarter of fiscal 2024 and 2023, respectively, and $142 million and $88 million during the first six months of fiscal 2024 and 2023, respectively.
The following table presents the estimated future amortization expense related to definite-lived intangible assets as of July 28, 2024:

in millions	Amortization Expense
Fiscal 2024 - remaining	$282
Fiscal 2025	551
Fiscal 2026	551
Fiscal 2027	542
Fiscal 2028	524
Thereafter	6,115
Total	$8,565

Fiscal Q2 2024 Form 10-Q	10

5.DEBT AND DERIVATIVE INSTRUMENTS
Short-Term Debt
At the beginning of fiscal 2024, we had a commercial paper program that allowed for borrowings up to $5.0 billion. In connection with this program, we had back-up credit facilities with a consortium of banks for borrowings up to $5.0 billion, which consisted of a five-year $3.5 billion credit facility scheduled to expire in July 2027 and a 364-day $1.5 billion credit facility scheduled to expire in July 2024. At January 28, 2024, there were no outstanding borrowings under our commercial paper program or back-up credit facilities.
In May 2024, we increased our commercial paper program from $5.0 billion to $19.5 billion in connection with the anticipated financing of the acquisition of SRS (see Note 10). In May 2024, in connection with the increase in the commercial paper program, we also entered into three additional back-up credit facilities that consisted of a 364-day $3.5 billion credit facility scheduled to expire in May 2025, a three-year $1.0 billion credit facility scheduled to expire in May 2027, and a 364-day $10.0 billion credit facility scheduled to expire in May 2025. The $10.0 billion credit facility also provided that the commitments and any borrowings under this facility would be reduced by the amount of net cash proceeds we received from any future debt issuance.
In June 2024, leading up to the acquisition of SRS on June 18, 2024, we raised commercial paper borrowings of over $15.0 billion to fund the transaction. On June 25, 2024, we received the proceeds from the issuance of $10.0 billion of long-term debt, as further discussed below, and immediately used the proceeds to repay approximately $10.0 billion of these commercial paper borrowings. On June 27, 2024, we terminated the $10.0 billion back-up credit facility, and subsequently reduced our commercial paper program from $19.5 billion to $9.5 billion.
In July 2024, we also completed the renewal of our 364-day $1.5 billion credit facility, extending the maturity from July 2024 to July 2025. As of July 28, 2024, our commercial paper program allowed for borrowings up to $9.5 billion and is supported by $9.5 billion of back-up credit facilities.
All of our short-term borrowings in the first six months of fiscal 2024 were under our commercial paper program, and the maximum amount outstanding at any time was $15.3 billion. At July 28, 2024, we had $2.5 billion of outstanding borrowings under our commercial paper program with a weighted average interest rate of 5.4% and no outstanding borrowings under our back-up credit facilities.
Long-Term Debt
June 2024 Issuance. In June 2024, we issued nine tranches of senior notes.
•The first tranche consisted of $600 million of floating rate senior notes due December 24, 2025 (the “floating rate notes”). The floating rate notes bear interest at a variable rate determined quarterly equal to the compounded Secured Overnight Borrowing Rate (“SOFR”) plus 33 basis points. Interest on the floating rate notes is due quarterly on March 24, June 24, September 24, and December 24 of each year, beginning on September 24, 2024.
•The second tranche consisted of $900 million of 5.100% senior notes due December 24, 2025 (the “2025 notes”) at a discount of $0.8 million. Interest on the 2025 notes is due semi-annually on June 24 and December 24 of each year, beginning on December 24, 2024.
•The third tranche consisted of $1.5 billion of 5.150% senior notes due June 25, 2026 (the “2026 notes”) at a discount of $1.7 million. Interest on the 2026 notes is due semi-annually on June 25 and December 25 of each year, beginning on December 25, 2024.
•The fourth tranche consisted of $1.0 billion of 4.875% senior notes due June 25, 2027 (the “2027 notes”) at a discount of $3.3 million. Interest on the 2027 notes is due semi-annually on June 25 and December 25 of each year, beginning on December 25, 2024.
•The fifth tranche consisted of $1.25 billion of 4.750% senior notes due June 25, 2029 (the “2029 notes”) at a discount of $8.1 million. Interest on the 2029 notes is due semi-annually on June 25 and December 25 of each year, beginning on December 25, 2024.
•The sixth tranche consisted of $1.0 billion of 4.850% senior notes due June 25, 2031 (the “2031 notes”) at a discount of $7.1 million. Interest on the 2031 notes is due semi-annually on June 25 and December 25 of each year, beginning on December 25, 2024.

Fiscal Q2 2024 Form 10-Q	11

•The seventh tranche consisted of $1.75 billion of 4.950% senior notes due June 25, 2034 (the “2034 notes”) at a discount of $16.7 million. Interest on the 2034 notes is due semi-annually on June 25 and December 25 of each year, beginning on December 25, 2024.
•The eighth tranche consisted of $1.5 billion of 5.300% senior notes due June 25, 2054 (the “2054 notes”) at a discount of $23.5 million. Interest on the 2054 notes is due semi-annually on June 25 and December 25 of each year, beginning on December 25, 2024.
•The ninth tranche consisted of $500 million of 5.400% senior notes due June 25, 2064 (the “2064 notes”) at a discount of $8.5 million. Interest on the 2064 notes is due semi-annually on June 25 and December 25 of each year, beginning on December 25, 2024.
•Issuance costs for the June 2024 issuance totaled $41 million.
Redemption. The floating rate notes are not redeemable prior to maturity. Each of these fixed rate senior notes may be redeemed by us at any time, in whole or in part, at the redemption price plus accrued and unpaid interest up to the redemption date. With respect to the 2025 notes and 2026 notes, the redemption price is equal to the greater of (1) 100% of the principal amount of the notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes that would be due after the related redemption date. With respect to all other fixed rate notes, prior to the relevant Par Call Date, as defined in the respective notes, the redemption price is equal to the greater of (1) 100% of the principal amount of the notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest to the Par Call Date. With respect to all fixed rate notes other than the 2025 and 2026 notes, on or after the relevant Par Call Date, the redemption price is equal to 100% of the principal amount of such notes. Additionally, if a Change in Control Triggering Event occurs, as defined in the notes, holders of all such notes have the right to require us to offer payment, in cash, for those notes equal to 101% of the aggregate principal amount of such notes plus accrued and unpaid interest up to the date of purchase.
The indenture governing these notes does not generally limit our ability to incur additional indebtedness or require us to maintain financial ratios or specified levels of net worth or liquidity. The indenture governing the notes contains various customary covenants; however, none are expected to impact our liquidity or capital resources.
Repayments. In February 2024, we repaid our $1.1 billion 3.75% senior notes at maturity.
Derivative Instruments and Hedging Activities
We had outstanding interest rate swap agreements with combined notional amounts of $5.4 billion at both July 28, 2024 and January 28, 2024. These agreements are accounted for as fair value hedges that swap fixed for variable rate interest to hedge changes in the fair values of certain senior notes. At July 28, 2024 and January 28, 2024, the fair values of these agreements totaled $796 million and $858 million, respectively, all of which are recognized within other long-term liabilities on the consolidated balance sheets.
All of our interest rate swap agreements are designated as fair value hedges and meet the shortcut method requirements under GAAP. Accordingly, the changes in the fair values of these agreements offset the changes in the fair value of the hedged long-term debt.
There was no new material hedging activity or material changes to any other hedging arrangements disclosed in our 2023 Form 10-K, and all related activity was immaterial for the periods presented within this report.
Collateral. We generally enter into master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit our credit risk, we enter into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain derivative instruments exceeds or falls below contractually established thresholds. The cash collateral posted by the Company related to derivative instruments under our collateral security arrangements was $686 million and $714 million as of July 28, 2024 and January 28, 2024, respectively, which was recorded in other current assets on the consolidated balance sheets. We did not hold any cash collateral as of July 28, 2024 or January 28, 2024.

Fiscal Q2 2024 Form 10-Q	12

6.STOCKHOLDERS' EQUITY
Stock Rollforward
The following table presents a reconciliation of the number of shares of our common stock outstanding and cash dividends per share:

shares in millions	Three Months Ended		Six Months Ended
	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Common stock:
Shares at beginning of period	1,798	1,795	1,796	1,794
Shares issued under employee stock plans, net	1	1	3	2
Shares at end of period	1,799	1,796	1,799	1,796
Treasury stock:
Shares at beginning of period	(806)	(788)	(804)	(778)
Repurchases of common stock	—	(7)	(2)	(17)
Shares at end of period	(806)	(795)	(806)	(795)
Shares outstanding at end of period	993	1,001	993	1,001

Cash dividends per share	$2.25	$2.09	$4.50	$4.18
Share Repurchases
In August 2023, our Board of Directors approved a $15.0 billion share repurchase authorization that replaced the previous authorization of $15.0 billion, which was approved in August 2022. The August 2023 authorization does not have a prescribed expiration date. As of July 28, 2024, approximately $11.7 billion of the $15.0 billion share repurchase authorization remained available. In March 2024, we paused share repurchases in anticipation of the acquisition of SRS (see Note 10).
The following table presents information about our repurchases of common stock, all of which were completed through open market purchases:

in millions	Three Months Ended		Six Months Ended
	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Total number of shares repurchased	—	7	2	17
Total cost of shares repurchased	$(1)	$2,017	$599	$5,045

The cost of shares repurchased may differ from the repurchases of common stock amounts in the consolidated statements of cash flows due to unsettled share repurchases at the end of a period and net excise taxes incurred on share repurchases.
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

Fiscal Q2 2024 Form 10-Q	13

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the assets and liabilities that are measured at fair value on a recurring basis:

	July 28, 2024	January 28, 2024
in millions	Fair Value (Level 2)	Fair Value (Level 2)
Derivative agreements – assets	$—	$—
Derivative agreements – liabilities	(796)	(859)
Total	$(796)	$(859)
The fair values of our derivative instruments are determined using an income approach and Level 2 inputs, which primarily include the respective interest rate forward curves and discount rates. Our derivative instruments are discussed further in Note 5.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Long-lived assets, goodwill, and other intangible assets are subject to nonrecurring fair value measurement for the assessment of impairment. We did not have any material assets or liabilities that were measured and recognized at fair value on a nonrecurring basis during the three and six months ended July 28, 2024 or July 30, 2023. See Note 10 for discussion on the fair values of assets acquired and liabilities assumed in our acquisition of SRS.
Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents, receivables, accounts payable, and short-term debt approximate fair value due to their short-term nature.
The following table presents the aggregate fair values and carrying values of our senior notes:

	July 28, 2024		January 28, 2024
in millions	Fair Value (Level 1)	Carrying Value	Fair Value (Level 1)	Carrying Value
Senior notes	$46,879	$49,709	$38,495	$40,843
8.WEIGHTED AVERAGE COMMON SHARES
The following table presents the reconciliation of our basic to diluted weighted average common shares as well as the number of anti-dilutive securities excluded from diluted weighted average common shares:

in millions	Three Months Ended		Six Months Ended
	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Basic weighted average common shares	990	1,000	989	1,005
Effect of potentially dilutive securities (1)	2	3	3	3
Diluted weighted average common shares	992	1,003	992	1,008

Anti-dilutive securities excluded from diluted weighted average common shares	1	1	1	1
—————
(1)    Represents the dilutive impact of stock-based awards.
9.CONTINGENCIES
We are involved in litigation arising in the normal course of business. In management’s opinion, any such litigation is not expected to have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

Fiscal Q2 2024 Form 10-Q	14

10.ACQUISITIONS
SRS Acquisition
On March 27, 2024, we entered into a definitive agreement to acquire SRS Distribution Inc., a leading residential specialty trade distribution company across several verticals serving the professional roofer, landscaper and pool contractor. On June 18, 2024, following the satisfaction or waiver of the applicable closing conditions, including receipt of the requisite regulatory approvals, the acquisition was completed and all merger consideration was transferred. Under the terms of the merger agreement, a subsidiary of The Home Depot, Inc. merged with and into Shingle Acquisition Holdings, Inc., the parent company of SRS, with Shingle Acquisition Holdings, Inc. as the surviving entity and a wholly owned subsidiary of the Company. We believe the acquisition of SRS will accelerate the Company’s growth with the residential professional customer. The acquisition is expected to complement our existing capabilities and enable us to better serve complex project purchase occasions with the renovator/remodeler, while also establishing the Company as a leading specialty trade distributor across multiple verticals. We primarily used a combination of proceeds from commercial paper borrowings, the issuance of long-term debt, as well as cash on hand to fund the acquisition. See Note 5 for further information on the financing for the transaction, and below for a summary of preliminary purchase consideration.
The acquisition was accounted for in accordance with Accounting Standards Codification Topic 805 "Business Combinations," and SRS’s results of operations have been consolidated in the Company’s financial statements effective June 18, 2024. Acquisition-related costs were expensed as incurred and were not material.
Fair Value of Consideration Transferred. The following table summarizes total preliminary purchase consideration:

in millions
Total cash consideration	$17,720
Fair value of common stock issued (1)	321
Total preliminary purchase consideration	$18,041
—————
(1)    In connection with the acquisition, certain members of SRS’s management team concurrently reinvested a portion of their respective after-tax merger consideration proceeds into shares of the Company’s common stock. A portion of such shares of Company common stock are fully vested, and accordingly, the fair value of such shares was recorded as non-cash purchase consideration. A portion of such shares of Company common stock, which replaced legacy SRS stock-based awards, are subject to service-based vesting conditions over a three-year period and become forfeitable if such vesting conditions are not satisfied. Accordingly, a portion of the fair value of these shares was recorded as non-cash purchase consideration, and the remainder will be recorded as post-combination expense over the vesting period. The fair value of these shares, including the amount which will be recorded as post-combination compensation cost, is not material.

Fiscal Q2 2024 Form 10-Q	15

Allocation of Consideration Transferred. We recorded a preliminary allocation of the purchase price to assets acquired and liabilities assumed based on their estimated fair values as of June 18, 2024. The following table summarizes the recorded fair values of the assets acquired and liabilities assumed:

in millions	Preliminary Fair Value
Cash and cash equivalents	$161
Receivables	1,832
Merchandise inventories	1,988
Property and equipment	834
Goodwill	10,967
Intangible assets	5,750
Other current and non-current assets	744
Total assets acquired	$22,276

Accounts payable	$1,791
Other current liabilities	584
Deferred tax liabilities (1)	1,078
Other long-term liabilities	782
Total liabilities assumed	$4,235
—————
(1)    Primarily resulting from the difference in book and tax basis related to identifiable intangible assets.
The preliminary fair value of identifiable intangible assets was determined by using certain estimates and assumptions that are not observable in the market. The Company used the multi-period excess earnings method to value the customer relationships intangible assets. The significant assumptions used to estimate the fair value of customer relationships included forecasted revenues, customer attrition rates, and the discount rate. Determining the useful life of an intangible asset also requires judgment, as different types of intangible assets will have different useful lives. The preliminary fair value and estimated useful lives of identifiable intangible assets are as follows:

in millions	Weighted Average Useful Life (Years)	Preliminary Fair Value
Customer relationships	20	$5,370
Trade names	5	380
Total identifiable intangible assets		$5,750
The goodwill arising from the acquisition is calculated as the excess of the purchase price over the net assets acquired and is attributable to (i) growth acceleration in the residential professional customer market; (ii) expansion in high growth verticals including roofing; (iii) additional addressable market opportunities; (iv) enhanced delivery network capabilities; and (v) growth in sales force. We expect approximately $1.0 billion of goodwill related to the acquisition to be deductible for U.S. federal and state income tax purposes. As the valuation is preliminary, we have not yet finalized the assignment of goodwill to our reporting units, and no goodwill currently resides in our Primary segment.
We have completed preliminary valuation analyses necessary to assess the fair values of the assets acquired and liabilities assumed and the amount of goodwill to be recognized as of the acquisition date. These fair values were based on management’s estimates and assumptions; however, the amounts indicated above are preliminary in nature and are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the acquisition date. Accordingly, there may be adjustments to the assigned values of acquired assets and liabilities. The primary areas that remain preliminary include, but are not limited to, intangible assets including the preliminary assumptions used in their estimates of fair values and their respective estimated useful lives, the valuation of certain tangible assets, income taxes, and residual goodwill. The final determination of the fair values, purchase consideration, related income tax impacts and residual goodwill will be completed as soon as practicable, and within the measurement period of up to one year from the acquisition date as permitted under GAAP. Any adjustments to provisional amounts that are identified during the measurement period will be recorded in the reporting period in which the adjustment is determined.

Fiscal Q2 2024 Form 10-Q	16

Results of Operations. Net sales attributable to SRS since the completion of the acquisition and included within our results of operations for both the three and six months ended July 28, 2024 totaled $1.3 billion. Net earnings attributable to SRS since the completion of the acquisition and included within our results of operations for both the three and six months ended July 28, 2024 were immaterial.
Pro forma results of operations would not be materially different as a result of the acquisition and therefore are not presented.

Fiscal Q2 2024 Form 10-Q	17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
The Home Depot, Inc.:
Results of Review of Interim Financial Information
We have reviewed the consolidated balance sheet of The Home Depot, Inc. and its subsidiaries (the “Company”) as of July 28, 2024, the related consolidated statements of earnings, comprehensive income and stockholders’ equity for the three-month and six-month periods ended July 28, 2024 and July 30, 2023, the related consolidated statements of cash flows for the six-month periods ended July 28, 2024 and July 30, 2023, and the related notes (collectively, the “consolidated interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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

/s/ KPMG LLP
Atlanta, Georgia
August 19, 2024

Fiscal Q2 2024 Form 10-Q	18

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
EXECUTIVE SUMMARY
We reported net sales of $43.2 billion in the second quarter of fiscal 2024. Net earnings were $4.6 billion, or $4.60 per diluted share. For the first six months of fiscal 2024, net sales were $79.6 billion and net earnings were $8.2 billion, or $8.23 per diluted share.
During the second quarter of fiscal 2024, we opened two new stores in the U.S. and one new store in Mexico, resulting in a total store count of 2,340 at July 28, 2024. A total of 321 stores, or 13.7%, were located in Canada and Mexico. For the second quarter of fiscal 2024, sales per retail square foot were $660.17, and for the first six months of fiscal 2024, sales per retail square foot were $616.17. Our inventory turnover ratio was 4.9 times at the end of the second quarter of fiscal 2024, compared to 4.4 times at the end of the second quarter of fiscal 2023. The increase in our inventory turnover ratio was primarily driven by lower average inventory levels during the first six months of fiscal 2024.
During the first six months of fiscal 2024, we generated $10.9 billion of cash flow from operations, received approximately $10.0 billion of proceeds from the issuance of long-term debt, net of discounts, and received $2.5 billion of proceeds from commercial paper borrowings, net of repayments. We utilized a combination of commercial paper borrowings and the issuance of this long-term debt, together with cash on hand, to fund the acquisition of SRS, with cash purchase consideration totaling $17.7 billion. Specifically, in June 2024, leading up to the acquisition on June 18, 2024, we raised commercial paper borrowings of over $15.0 billion to fund the transaction, of which approximately $10.0 billion was then immediately repaid with the proceeds from our issuance of long-term debt. We continued to repay these outstanding commercial paper borrowings during the quarter and ended the second quarter with $2.5 billion of commercial paper borrowings outstanding.
During the first six months of fiscal 2024, we also paid $4.5 billion in cash dividends, funded $1.6 billion in capital expenditures, repaid $1.3 billion of long-term debt, and funded $649 million of share repurchases, prior to pausing share repurchases in March 2024 in anticipation of the acquisition of SRS.
In February 2024, we announced a 7.7% increase in our quarterly cash dividend to $2.25 per share.
Our ROIC for the trailing twelve-month period was 31.9% at the end of the second quarter of fiscal 2024 and 41.5% at the end of the second quarter of fiscal 2023. The decrease in ROIC was primarily driven by higher average long-term debt levels due to the financing of the SRS acquisition and lower operating income. See the Non-GAAP Financial Measures section below for our definition and calculation of ROIC, as well as a reconciliation of NOPAT, a non-GAAP financial measure, to net earnings (the most comparable GAAP financial measure).
SRS Acquisition
On March 27, 2024, we entered into a definitive agreement to acquire SRS, a leading residential specialty trade distribution company across several verticals serving the professional roofer, landscaper and pool contractor. On June 18, 2024, following the satisfaction or waiver of the applicable closing conditions, including receipt of the requisite regulatory approvals, the acquisition was completed and all merger consideration was transferred. We believe the acquisition of SRS will accelerate the Company’s growth with the residential professional customer. The acquisition is expected to complement our existing capabilities and enable us to better serve complex project purchase occasions with the renovator/remodeler, while also establishing the Company as a leading specialty trade distributor across multiple verticals. Refer to Note 2 and Note 10 to our consolidated financial statements for further discussion of the impact of the acquisition on our consolidated financial statements.

Fiscal Q2 2024 Form 10-Q	19

RESULTS OF OPERATIONS
The following table presents the percentage relationship between net sales and major categories in our consolidated statements of earnings.
FISCAL 2024 AND FISCAL 2023 THREE MONTH COMPARISONS

	Three Months Ended
	July 28, 2024		July 30, 2023
dollars in millions	$	% of Net Sales	$	% of Net Sales
Net sales	$43,175		$42,916
Gross profit	14,416	33.4%	14,157	33.0%
Operating expenses:
Selling, general and administrative	7,144	16.5	6,915	16.1
Depreciation and amortization	738	1.7	653	1.5
Total operating expenses	7,882	18.3	7,568	17.6
Operating income	6,534	15.1	6,589	15.4
Interest and other (income) expense:
Interest income and other, net	(84)	(0.2)	(41)	(0.1)
Interest expense	573	1.3	469	1.1
Interest and other, net	489	1.1	428	1.0
Earnings before provision for income taxes	6,045	14.0	6,161	14.4
Provision for income taxes	1,484	3.4	1,502	3.5
Net earnings	$4,561	10.6%	$4,659	10.9%
—————
Note: Certain percentages may not sum to totals due to rounding.

	Three Months Ended
Selected financial and sales data:	July 28, 2024	July 30, 2023	% Change
Comparable sales (% change)	(3.3)%	(2.0)%	N/A
Comparable customer transactions (% change) (1)	(2.2)%	(2.0)%	N/A
Comparable average ticket (% change) (1)	(1.3)%	0.1%	N/A
Customer transactions (in millions) (1)	451.0	459.1	(1.8)%
Average ticket (1) (2)	$88.90	$90.07	(1.3)%
Sales per retail square foot (1) (3)	$660.17	$684.65	(3.6)%
Diluted earnings per share	$4.60	$4.65	(1.1)%
—————
(1)Does not include results for HD Supply and SRS. At this time, we are still evaluating whether SRS results will be incorporated into our selected sales metrics.
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
Sales
We assess our sales performance by evaluating both net sales and comparable sales.

Fiscal Q2 2024 Form 10-Q	20

Net Sales. Net sales for the second quarter of fiscal 2024 were $43.2 billion, an increase of 0.6% from $42.9 billion for the second quarter of fiscal 2023. The increase in net sales for the second quarter of fiscal 2024 was driven by sales from the SRS acquisition, the acquisitions we completed in fiscal 2023, and new store openings. Net sales attributable to SRS since the completion of the acquisition and included within our results for the second quarter of fiscal 2024 totaled $1.3 billion. This increase in net sales was partially offset by the impact of a negative comparable sales environment, primarily driven by decreases in comparable customer transactions and comparable average ticket.
Online sales, which consist of sales generated through our websites and mobile applications for products picked up at our stores or delivered to customer locations, represented 14.9% of net sales during the second quarter of fiscal 2024 and increased by 3.9% compared to the second quarter of fiscal 2023.
A stronger U.S. dollar negatively impacted net sales by $22 million during the second quarter of fiscal 2024.
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
Total comparable sales for the second quarter of fiscal 2024 decreased 3.3%, reflecting a 2.2% decrease in comparable customer transactions and a 1.3% decrease in comparable average ticket compared to the second quarter of fiscal 2023. The decrease in comparable customer transactions primarily reflects the impact of heightened macroeconomic uncertainties and other macroeconomic factors, including the impacts of a persisting high interest rate environment pressuring home improvement demand. The decrease in comparable average ticket primarily reflects price stabilization relative to last year, slightly offset by demand for new and innovative products.
During the second quarter of fiscal 2024, our Plumbing merchandising department posted positive comparable sales compared to the second quarter of fiscal 2023. All of our other merchandising departments posted negative comparable sales during the second quarter of fiscal 2024 compared to the second quarter of fiscal 2023.
Gross Profit
Gross profit for the second quarter of fiscal 2024 increased 1.8% to $14.4 billion from $14.2 billion for the second quarter of fiscal 2023. Gross profit as a percentage of net sales, or gross profit margin, was 33.4% for the second quarter of fiscal 2024 compared to 33.0% for the second quarter of fiscal 2023. The increase in gross profit margin during the second quarter of fiscal 2024 reflects lower transportation costs and lower shrink within our Primary segment, partially offset by the inclusion of SRS gross profit margin in our consolidated results.
Operating Expenses
Our operating expenses are composed of SG&A and depreciation and amortization.
Selling, General & Administrative. SG&A for the second quarter of fiscal 2024 increased $229 million, or 3.3%, to $7.1 billion from $6.9 billion for the second quarter of fiscal 2023. As a percentage of net sales, SG&A was 16.5% for the second quarter of fiscal 2024 compared to 16.1% for the second quarter of fiscal 2023, primarily reflecting deleverage from a negative comparable sales environment.
Depreciation and Amortization. Depreciation and amortization for the second quarter of fiscal 2024 increased $85 million, or 13.0%, to $738 million from $653 million for the second quarter of fiscal 2023. As a percentage of net sales, depreciation and amortization was 1.7% for the second quarter of fiscal 2024 compared to 1.5% for the second quarter of fiscal 2023, primarily reflecting increased intangible asset amortization expense of $46 million, of which $39 million was related to the SRS acquisition, as well as increased depreciation expense from ongoing investments in the business, and deleverage from a negative comparable sales environment.
Interest and Other, net
Interest and other, net for the second quarter of fiscal 2024 increased $61 million, or 14.3%, to $489 million from $428 million for the second quarter of fiscal 2023. As a percentage of net sales, interest and other, net was 1.1% for the second quarter of fiscal 2024 compared to 1.0% for the second quarter of fiscal 2023, primarily reflecting higher interest expense driven by commercial paper borrowings and higher long-term debt, partially offset by higher interest income resulting from elevated cash balances in the second quarter of fiscal 2024 leading up to the acquisition of SRS.

Fiscal Q2 2024 Form 10-Q	21

Provision for Income Taxes
Our combined effective income tax rate was 24.5% for the second quarter of fiscal 2024 compared to 24.4% for the second quarter of fiscal 2023.
Diluted Earnings per Share
Diluted earnings per share were $4.60 for the second quarter of fiscal 2024 compared to $4.65 for the second quarter of fiscal 2023. The decrease in diluted earnings per share was primarily driven by lower net earnings during the second quarter of fiscal 2024, partially offset by lower diluted shares.
FISCAL 2024 AND FISCAL 2023 SIX MONTH COMPARISONS

	Six Months Ended
	July 28, 2024		July 30, 2023
dollars in millions	$	% of Net Sales	$	% of Net Sales
Net sales	$79,593		$80,173
Gross profit	26,849	33.7%	26,714	33.3%
Operating expenses:
Selling, general and administrative	13,811	17.4	13,270	16.6
Depreciation and amortization	1,425	1.8	1,304	1.6
Total operating expenses	15,236	19.1	14,574	18.2
Operating income	11,613	14.6	12,140	15.1
Interest and other (income) expense:
Interest income and other, net	(141)	(0.2)	(74)	(0.1)
Interest expense	1,058	1.3	943	1.2
Interest and other, net	917	1.2	869	1.1
Earnings before provision for income taxes	10,696	13.4	11,271	14.1
Provision for income taxes	2,535	3.2	2,739	3.4
Net earnings	$8,161	10.3%	$8,532	10.6%
—————
Note: Certain percentages may not sum to totals due to rounding.

	Six Months Ended
Selected financial and sales data:	July 28, 2024	July 30, 2023	% Change
Comparable sales (% change)	(3.1)%	(3.2)%	N/A
Comparable customer transactions (% change) (1)	(1.9)%	(3.4)%	N/A
Comparable average ticket (% change) (1)	(1.3)%	0.1%	N/A
Customer transactions (in millions) (1)	837.8	850.1	(1.4)%
Average ticket (1) (2)	$89.72	$90.92	(1.3)
Sales per retail square foot (1) (3)	$616.17	$638.50	(3.5)%
Diluted earnings per share	$8.23	$8.46	(2.7)%
—————
(1)Does not include results for HD Supply and SRS. At this time, we are still evaluating whether SRS results will be incorporated into our selected sales metrics.
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

Fiscal Q2 2024 Form 10-Q	22

Sales
We assess our sales performance by evaluating both net sales and comparable sales.
Net Sales. Net sales for the first six months of fiscal 2024 were $79.6 billion, a decrease of 0.7% from $80.2 billion for the first six months of fiscal 2023. The decrease in net sales for the first six months of fiscal 2024 reflects the impact of a negative comparable sales environment, primarily driven by a decrease in comparable customer transactions and comparable average ticket. The decrease in net sales was partially offset by sales from the acquisition of SRS, the acquisitions we completed in fiscal 2023, and new store openings. Net sales attributable to SRS since the completion of the acquisition and included within our results for the first six months of fiscal 2024 totaled $1.3 billion.
Online sales represented 15.1% of net sales during the first six months of fiscal 2024 and increased by 3.6% compared to the first six months of fiscal 2023.
A weaker U.S. dollar positively impacted net sales by $84 million for the first six months of fiscal 2024.
Comparable Sales. Total comparable sales for the first six months of fiscal 2024 decreased 3.1%, reflecting a 1.9% decrease in comparable customer transactions and a 1.3% decrease in comparable average ticket compared to the first six months of fiscal 2023. The decrease in comparable customer transactions primarily reflects the impact of heightened macroeconomic uncertainties and other macroeconomic factors, including the impacts of a persisting high interest rate environment pressuring home improvement demand. The decrease in comparable average ticket primarily reflects price stabilization relative to last year, slightly offset by demand for new and innovative products.
During the first six months of fiscal 2024, our Building Materials merchandising department posted positive comparable sales compared to the first six months of fiscal 2023. All of our other merchandising departments posted negative comparable sales during the first six months of fiscal 2024 compared to the first six months of fiscal 2023.
Gross Profit
Gross profit for the first six months of fiscal 2024 increased 0.5% to $26.8 billion from $26.7 billion for the first six months of fiscal 2023. Gross profit as a percentage of net sales, or gross profit margin, was 33.7% for the first six months of fiscal 2024 compared to 33.3% for the first six months of fiscal 2023. The increase in gross profit margin during the first six months of fiscal 2024 reflects lower transportation costs and lower shrink within our Primary segment, partially offset by the inclusion of SRS gross profit margin in our consolidated results.
Operating Expenses
Our operating expenses are composed of SG&A and depreciation and amortization.
Selling, General & Administrative. SG&A for the first six months of fiscal 2024 increased $541 million, or 4.1%, to $13.8 billion from $13.3 billion for the first six months of fiscal 2023. As a percentage of net sales, SG&A was 17.4% for the first six months of fiscal 2024 compared to 16.6% for the first six months of fiscal 2023, primarily due to deleverage from a negative comparable sales environment, lower legal-related benefits, and higher payroll costs.
Depreciation and Amortization. Depreciation and amortization for the first six months of fiscal 2024 increased $121 million, or 9.3%, to $1.4 billion from $1.3 billion for the first six months of fiscal 2023. As a percentage of net sales, depreciation and amortization was 1.8% for the first six months of fiscal 2024 and 1.6% for the first six months of fiscal 2023, primarily reflecting increased intangible asset amortization expense of $54 million, of which $39 million was related to the SRS acquisition, increased depreciation expense from ongoing investments in the business, and deleverage from a negative comparable sales environment.
Interest and Other, net
Interest and other, net for the first six months of fiscal 2024 increased $48 million, or 5.5%, to $917 million from $869 million for the first six months of fiscal 2023. As a percentage of net sales, interest and other, net was 1.2% for the first six months of fiscal 2024 compared to 1.1% for the first six months of fiscal 2023, primarily due to higher interest expense driven by higher long-term debt and commercial paper borrowings, partially offset by higher interest income resulting from elevated cash balances in the first half of fiscal 2024 leading up to the acquisition of SRS.

Fiscal Q2 2024 Form 10-Q	23

Provision for Income Taxes
Our combined effective income tax rate was 23.7% for the first six months of fiscal 2024 compared to 24.3% for the first six months of fiscal 2023. The decrease in our effective rate was driven by certain discrete tax benefits recognized during the first six months of fiscal 2024.
Diluted Earnings per Share
Diluted earnings per share were $8.23 for the first six months of fiscal 2024, compared to $8.46 for the first six months of fiscal 2023. The decrease in diluted earnings per share was primarily driven by lower net earnings during the first six months of fiscal 2024, partially offset by lower diluted shares.
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
The following table presents the calculation of ROIC, together with a reconciliation of NOPAT to net earnings (the most comparable GAAP measure):

	Twelve Months Ended
dollars in millions	July 28, 2024 (2)	July 30, 2023
Net earnings	$14,772	$16,233
Interest and other, net	1,813	1,683
Provision for income taxes	4,577	5,124
Operating income	21,162	23,040
Income tax adjustment (1)	(5,044)	(5,555)
NOPAT	$16,118	$17,485

Average debt and equity	$50,534	$42,084

ROIC	31.9%	41.5%
—————
(1)Income tax adjustment is defined as operating income multiplied by our effective tax rate for the trailing twelve months.
(2)The twelve months ended July 28, 2024 only include operating results for SRS since the acquisition date of June 18, 2024, consistent with our consolidated financial statements.
LIQUIDITY AND CAPITAL RESOURCES
At July 28, 2024, we had $1.6 billion in cash and cash equivalents, of which $1.1 billion was held by our foreign subsidiaries. We believe that our current cash position, cash flow generated from operations, funds available from our commercial paper program, and access to the long-term debt capital markets should be sufficient not only for our operating requirements, any required debt payments, and satisfaction of other contractual obligations, but also to enable us to invest in the business, fund dividend payments, and fund any share repurchases through the next several fiscal years. In addition, we believe that we have the ability to obtain alternative sources of financing, if necessary.

Fiscal Q2 2024 Form 10-Q	24

Our material cash requirements include contractual and other obligations arising in the normal course of business. These obligations primarily include long-term debt and related interest payments, operating and finance lease obligations, and purchase obligations. In addition to our cash requirements, we follow a disciplined approach to capital allocation. This approach first prioritizes investing in the business, followed by paying dividends, with the intent of then returning excess cash to shareholders in the form of share repurchases. In March 2024, we paused share repurchases in anticipation of the acquisition of SRS. We do not currently plan to resume share repurchases until we have used our excess cash to reduce our outstanding debt.
During the first six months of fiscal 2024, we invested approximately $1.6 billion back into our business in the form of capital expenditures. For fiscal 2024, in line with our expectation of approximately two percent of net sales on an annual basis, we plan to invest approximately $3.0 billion to $3.5 billion back into our business in the form of capital expenditures, with investments focused on new stores and improving the customer experience, including through technology and development of other differentiated capabilities. However, we may adjust our capital expenditures to support the operations of the business, to enhance long-term strategic positioning, or in response to the economic environment, as necessary or appropriate.
In February 2024, we announced a 7.7% increase in our quarterly cash dividend from $2.09 to $2.25 per share. During the first six months of fiscal 2024, we paid cash dividends of $4.5 billion to shareholders. We intend to pay a dividend in the future; however, any future dividend is subject to declaration by our Board of Directors based on our earnings, capital requirements, financial condition, and other factors considered relevant by our Board of Directors.
In August 2023, our Board of Directors approved a $15.0 billion share repurchase authorization that replaced the previous authorization of $15.0 billion, which was approved in August 2022. The August 2023 authorization does not have a prescribed expiration date. As of July 28, 2024, approximately $11.7 billion of the $15.0 billion share repurchase authorization remained available. During the first six months of fiscal 2024, we had cash payments of $649 million for repurchases of our common stock through open market purchases, prior to pausing share repurchases in March 2024 as discussed above.
DEBT
At the beginning of 2024, we had a commercial paper program that allowed for borrowings up to $5.0 billion. In connection with our program, we had back-up credit facilities with a consortium of banks for borrowings up to $5.0 billion, which consisted of a five-year $3.5 billion credit facility scheduled to expire in July 2027 and a 364-day $1.5 billion credit facility scheduled to expire in July 2024. At January 28, 2024, there were no outstanding borrowings under our commercial paper program or back-up credit facilities.
In May 2024, we increased our commercial paper program from $5.0 billion to $19.5 billion in connection with the anticipated financing of the acquisition of SRS (see Note 10). In May 2024, in connection with the increase in the commercial paper program, we also entered into three additional back-up credit facilities that consisted of a 364-day $3.5 billion credit facility scheduled to expire in May 2025, a three-year $1.0 billion credit facility scheduled to expire in May 2027, and a 364-day $10.0 billion credit facility scheduled to expire in May 2025. The $10.0 billion credit facility also provided that the commitments and any borrowings under this facility would be reduced by the amount of net cash proceeds we received from any future debt issuance.
In June 2024, leading up to the acquisition of SRS on June 18, 2024, we raised commercial paper borrowings of over $15.0 billion to fund the transaction. On June 25, 2024, we received the proceeds from the issuance of $10.0 billion of long-term debt, and immediately used the proceeds to repay approximately $10.0 billion of these commercial paper borrowings. On June 27, 2024, we terminated the $10.0 billion back-up credit facility, and subsequently reduced our commercial paper program from $19.5 billion to $9.5 billion.
In July 2024, we also completed the renewal of our 364-day $1.5 billion credit facility, extending the maturity from July 2024 to July 2025. As of July 28, 2024, our commercial paper program allowed for borrowings up to $9.5 billion and is supported by $9.5 billion of back-up credit facilities.
All of our short-term borrowings in the first six months of fiscal 2024 were under our commercial paper program, and the maximum amount outstanding at any time was $15.3 billion. At July 28, 2024, we had outstanding borrowings under our commercial paper program of $2.5 billion with a weighted average interest rate of 5.4%, we had no outstanding borrowings under our back-up credit facilities, and we were in compliance with all of the covenants contained in our credit facilities, none of which are expected to impact our liquidity or capital resources.
We also issue senior notes from time to time as part of our capital management strategy. As discussed above, in June 2024, we issued $10.0 billion of senior notes in connection with the funding of the acquisition of SRS. Separately, in February 2024, we repaid $1.1 billion of senior notes at maturity.

Fiscal Q2 2024 Form 10-Q	25

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
Net cash provided by operating activities decreased by $1.3 billion in the first six months of fiscal 2024 compared to the first six months of fiscal 2023, primarily driven by changes in working capital and a slight decrease in net earnings. Changes in working capital were primarily driven by normalized inventory levels during the first six months of fiscal 2024, compared to strategic reductions in inventory during fiscal 2023.
Investing Activities
Net cash used in investing activities increased by $17.2 billion in the first six months of fiscal 2024 compared to the first six months of fiscal 2023, primarily due to $17.6 billion of cash consideration paid to acquire SRS, net of cash acquired.
Financing Activities
Net cash provided by financing activities in the first six months of fiscal 2024 primarily reflected approximately $10.0 billion of net proceeds from long-term debt and $2.5 billion of proceeds from commercial paper borrowings, net of repayments, partially offset by $4.5 billion of cash dividends paid, $1.3 billion of repayments of long-term debt, and $649 million of share repurchases prior to pausing share repurchases in March 2024. Net cash used in financing activities in the first six months of fiscal 2023 primarily reflected $5.0 billion of share repurchases, $4.2 billion of cash dividends paid, and $1.1 billion of long-term debt repayments.
The overall net increase in cash inflows from financing activities during the first six months of fiscal 2024 totaled $16.4 billion and was predominantly attributable to the financing of the SRS acquisition. Specifically, as discussed above, a combination of commercial paper borrowings and the $10.0 billion long-term debt issuance, along with increased cash on hand resulting from the pause of share repurchases, were utilized to fund the cash paid to acquire SRS.
CRITICAL ACCOUNTING ESTIMATES
During the first six months of fiscal 2024, there were no changes to our critical accounting estimates or our significant accounting policies as disclosed in the 2023 Form 10-K, except as set forth below. Our significant accounting policies are disclosed in Note 1 to our consolidated financial statements.
Business Combinations
We account for business combinations using the acquisition method of accounting, which requires that once control is obtained, all the assets acquired and liabilities assumed are recorded at their respective fair values at the date of acquisition. The determination of fair values of identifiable assets and liabilities requires estimates and the use of valuation techniques when fair value is not readily available and requires a significant amount of management judgment. For the valuation of intangible assets acquired in a business combination, we typically use an income approach. Specifically, for the SRS acquisition, we used the multi-period excess earnings method to value the customer relationships intangible assets. The significant assumptions used to estimate the fair value of customer relationships included forecasted revenues, customer attrition rates and the discount rate. Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on the determination of the fair value of the customer relationships intangible assets acquired.

Fiscal Q2 2024 Form 10-Q	26

The excess of the purchase price over fair values of identifiable assets acquired and liabilities assumed is recorded as goodwill. During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill due to the use of preliminary information in our initial estimates. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.
ADDITIONAL INFORMATION
For information on accounting pronouncements that have impacted or are expected to materially impact our consolidated financial condition, results of operations, or cash flows, see Note 1 to our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risk results primarily from fluctuations in interest rates in connection with our long-term debt portfolio. We are also exposed to risks from foreign currency exchange rate fluctuations on the translation of our foreign operations into U.S. dollars and on the purchase of goods by these foreign operations that are not denominated in their local currencies. Additionally, we may experience inflation and deflation related to our purchase and sale of certain commodity products. During the first six months of 2024, there have been no material changes to our exposure to market risks from those disclosed in the 2023 Form 10-K, including the types of instruments we use to manage our exposure to such risks.
Item 4. Controls and Procedures.
Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) and concluded that our disclosure controls and procedures were effective as of July 28, 2024.
We are in the process of an ongoing business transformation initiative, which includes upgrading and migrating certain accounting and finance systems. We plan to continue to migrate additional business processes over the course of the next few years and have modified and will continue to modify the design and implementation of certain internal control processes as the transformation continues.
Except as described above, there were no other changes in our internal control over financial reporting during the fiscal quarter ended July 28, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
Except as set forth below, there were no material changes during the first six months of fiscal 2024 to our disclosure in Part I, Item 3. “Legal Proceedings” of our 2023 Form 10-K.
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
In December 2023, the Home Depot received a notice of violation from the State of Washington Department of Ecology (the “DOE”) alleging sales to customers in Washington of a refrigerant that was generally prohibited from retail sale by the state in 2022. On June 26, 2024, the DOE issued Home Depot a notice of penalty assessing a civil penalty of approximately $1.6 million for the alleged violations. In the second quarter of fiscal 2024, we resolved the matter with the DOE and paid the civil penalty.
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

Fiscal Q2 2024 Form 10-Q	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table presents the number and average price of shares purchased in each fiscal month of the second quarter of fiscal 2024:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)(3)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Dollar Value of Shares that May Yet Be Purchased Under the Program(2)(3)
April 29, 2024 – May 26, 2024	4,477	$361.04	—	$11,657,503,041
May 27, 2024 – June 23, 2024	2,271	335.02	—	11,657,503,041
June 24, 2024 – July 28, 2024	1,941	350.36	—	11,657,503,041
	8,689	351.86	—
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
(2)On August 14, 2023, our Board of Directors approved a $15.0 billion share repurchase authorization that replaced the previous authorization of $15.0 billion, which was approved on August 18, 2022. The August 2023 authorization does not have a prescribed expiration date. In March 2024, we paused share repurchases in anticipation of the acquisition of SRS.
(3)Excludes excise taxes incurred on share repurchases.
SALES OF UNREGISTERED SECURITIES
During the second quarter of fiscal 2024, we issued 2,351 deferred stock units under The Home Depot, Inc. Nonemployee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of the SEC’s Regulation D thereunder. The deferred stock units were credited during the second quarter of fiscal 2024 to the accounts of those non-employee directors who elected to receive all or a portion of board retainers in the form of deferred stock units instead of cash. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.
During the second quarter of fiscal 2024, we credited 937 deferred stock units to participant accounts under the Restoration Plans pursuant to an exemption from the registration requirements of the Securities Act for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in these plans.
Item 5. Other Information.
Trading Arrangements
During the fiscal quarter ended July 28, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of the SEC’s Regulation S-K.

Fiscal Q2 2024 Form 10-Q	28

Item 6. Exhibits.
Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the references in brackets. All other exhibits are filed or furnished herewith.

Exhibit		Description
2.1	*‡
Agreement and Plan of Merger, dated as of March 27, 2024 by and among The Home Depot, Inc., Star Acquisition Merger Sub Inc., Shingle Acquisition Holdings, Inc. and Shingle Acquisition, LP
[Form 10-Q filed on May 21, 2024, Exhibit 2.1]

3.1	*	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q filed on September 1, 2011, Exhibit 3.1]
3.2	*	By-Laws of The Home Depot, Inc. (As Amended and Restated Effective February 23, 2023) [Form 8-K filed on February 28, 2023, Exhibit 3.2]
4.1	*	Indenture, dated as of May 4, 2005 between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee [Form S-3 filed on May 6, 2005, Exhibit 4.1]
4.2	*	Form of Floating Rate Note due December 24, 2025 [Form 8-K filed on June 25, 2024, Exhibit 4.2]
4.3	*	Form of 5.100% Note due December 24, 2025 [Form 8-K filed on June 25, 2024, Exhibit 4.3]
4.4	*	Form of 5.150% Note due June 25, 2026 [Form 8-K filed on June 25, 2024, Exhibit 4.4]
4.5	*	Form of 4.875% Note due June 25, 2027 [Form 8-K filed on June 25, 2024, Exhibit 4.5]
4.6	*	Form of 4.750% Note due June 25, 2029 [Form 8-K filed on June 25, 2024, Exhibit 4.6]
4.7	*	Form of 4.850% Note due June 25, 2031 [Form 8-K filed on June 25, 2024, Exhibit 4.7]
4.8	*	Form of 4.950% Note due June 25, 2034 [Form 8-K filed on June 25, 2024, Exhibit 4.8]
4.9	*	Form of 5.300% Note due June 25, 2054 [Form 8-K filed on June 25, 2024, Exhibit 4.9]
4.10	*	Form of 5.400% Note due June 25, 2064 [Form 8-K filed on June 25, 2024, Exhibit 4.10]
10.1	‡	364-Day Revolving Credit Facility Agreement dated as of May 7, 2024 by and among The Home Depot, Inc., the banks party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent
10.2	‡	Three-Year Revolving Credit Facility Agreement dated as of May 7, 2024 by and among The Home Depot, Inc., the banks party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent
10.3	‡	364-Day Revolving Credit Facility Agreement dated as of May 7, 2024 by and among The Home Depot, Inc., the banks party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent
15.1		Acknowledgement of Independent Registered Public Accounting Firm
31.1		Certification of the Chair, President and Chief Executive Officer pursuant to Rule 13a-14(a)
31.2		Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a)
32.1		Certification of the Chair, President and Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of the Executive Vice President and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
—————
‡    Certain schedules and other similar attachments to this exhibit have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The registrant will provide a copy of such omitted documents to the SEC upon request.

Fiscal Q2 2024 Form 10-Q	29

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HOME DEPOT, INC. (Registrant)

By:	/s/ EDWARD P. DECKER
Edward P. Decker, Chair, President and Chief Executive Officer (Principal Executive Officer)

/s/ RICHARD V. MCPHAIL
Richard V. McPhail, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ KIMBERLY R. SCARDINO
Kimberly R. Scardino, Senior Vice President – Finance, Chief Accounting Officer and Controller (Principal Accounting Officer)

Date:	August 19, 2024

Fiscal Q2 2024 Form 10-Q	30