Form 10-Q
period 2024-10-27
HOME DEPOT, INC.
filed 2024-11-19
CIK 354950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 27, 2024
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
993,362,612 shares of common stock, $0.05 par value, outstanding as of November 12, 2024

Fiscal Q3 2024 Form 10-Q	i

COMMONLY USED OR DEFINED TERMS

Term	Definition
Comparable sales	As defined in the Results of Operations section of MD&A
Exchange Act	Securities Exchange Act of 1934, as amended
fiscal 2023	Fiscal year ended January 28, 2024 (includes 52 weeks)
fiscal 2024	Fiscal year ending February 2, 2025 (includes 53 weeks)
GAAP	U.S. generally accepted accounting principles
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NOPAT	Net operating profit after tax
Restoration Plans	Home Depot FutureBuilder Restoration Plan and HD Supply Restoration Plan
ROIC	Return on invested capital
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SG&A	Selling, general, and administrative expenses
SRS	SRS Distribution Inc.
2023 Form 10-K	Annual Report on Form 10-K for fiscal 2023 as filed with the SEC on March 13, 2024

Fiscal Q3 2024 Form 10-Q	ii

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
Forward-looking statements are based on currently available information and our current assumptions, expectations and projections about future events. You should not rely on our forward-looking statements. These statements are not guarantees of future performance and are subject to future events, risks and uncertainties — many of which are beyond our control, dependent on the actions of third parties, or currently unknown to us — as well as potentially inaccurate assumptions that could cause actual results to differ materially from our historical experience and our expectations and projections. These risks and uncertainties include, but are not limited to, those described in Part II, Item 1A. Risk Factors and elsewhere in this report, Part I, Item 1A. Risk Factors of the 2023 Form 10-K and elsewhere in the 2023 Form 10-K, and also as described from time to time in reports subsequently filed with the SEC. You should read such information in conjunction with our consolidated financial statements and related notes and Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report. There also may be other factors that we cannot anticipate or that are not described herein, generally because we do not currently perceive them to be material. Such factors could cause results to differ materially from our expectations. Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements other than as required by law. You are advised, however, to review any further disclosures we make on related subjects in our filings with the SEC and in our other public statements.

Fiscal Q3 2024 Form 10-Q	iii

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
THE HOME DEPOT, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

in millions, except per share data	October 27, 2024	January 28, 2024
Assets
Current assets:
Cash and cash equivalents	$1,531	$3,760
Receivables, net	5,782	3,328
Merchandise inventories	23,897	20,976
Other current assets	1,739	1,711
Total current assets	32,949	29,775
Net property and equipment	26,573	26,154
Operating lease right-of-use assets	8,521	7,884
Goodwill	19,428	8,455
Intangible assets, net	9,112	3,606
Other assets	681	656
Total assets	$97,264	$76,530

Liabilities and Stockholders' Equity
Current liabilities:
Short-term debt	$1,344	$—
Accounts payable	13,506	10,037
Accrued salaries and related expenses	2,094	2,096
Sales taxes payable	655	449
Deferred revenue	2,595	2,762
Income taxes payable	94	28
Current installments of long-term debt	3,176	1,368
Current operating lease liabilities	1,262	1,050
Other accrued expenses	4,366	4,225
Total current liabilities	29,092	22,015
Long-term debt, excluding current installments	50,058	42,743
Long-term operating lease liabilities	7,538	7,082
Deferred income taxes	2,083	863
Other long-term liabilities	2,707	2,783
Total liabilities	91,478	75,486
Contingencies (Note 9)
Common stock, par value $0.05; authorized: 10,000 shares; issued: 1,799 shares at October 27, 2024 and 1,796 shares at January 28, 2024; outstanding: 993 shares at October 27, 2024 and 992 shares at January 28, 2024	90	90
Paid-in capital	13,835	13,147
Retained earnings	88,771	83,656
Accumulated other comprehensive loss	(939)	(477)
Treasury stock, at cost, 806 shares at October 27, 2024 and 804 shares at January 28, 2024	(95,971)	(95,372)
Total stockholders’ equity	5,786	1,044
Total liabilities and stockholders’ equity	$97,264	$76,530
—————
See accompanying notes to consolidated financial statements.

Fiscal Q3 2024 Form 10-Q	1

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
in millions, except per share data	October 27, 2024	October 29, 2023	October 27, 2024	October 29, 2023
Net sales	$40,217	$37,710	$119,810	$117,883
Cost of sales	26,792	24,972	79,536	78,431
Gross profit	13,425	12,738	40,274	39,452
Operating expenses:
Selling, general and administrative	7,212	6,649	21,023	19,919
Depreciation and amortization	795	683	2,220	1,987
Total operating expenses	8,007	7,332	23,243	21,906
Operating income	5,418	5,406	17,031	17,546
Interest and other (income) expense:
Interest income and other, net	(30)	(49)	(171)	(123)
Interest expense	625	487	1,683	1,430
Interest and other, net	595	438	1,512	1,307
Earnings before provision for income taxes	4,823	4,968	15,519	16,239
Provision for income taxes	1,175	1,158	3,710	3,897
Net earnings	$3,648	$3,810	$11,809	$12,342

Basic weighted average common shares	991	996	990	1,002
Basic earnings per share	$3.68	$3.83	$11.93	$12.32

Diluted weighted average common shares	993	999	992	1,005
Diluted earnings per share	$3.67	$3.81	$11.90	$12.28
—————
See accompanying notes to consolidated financial statements.

Fiscal Q3 2024 Form 10-Q	2

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
in millions	October 27, 2024	October 29, 2023	October 27, 2024	October 29, 2023
Net earnings	$3,648	$3,810	$11,809	$12,342
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(155)	(196)	(414)	51
Cash flow hedges	3	1	(48)	5
Total other comprehensive income (loss), net of tax	(152)	(195)	(462)	56
Comprehensive income	$3,496	$3,615	$11,347	$12,398
—————
See accompanying notes to consolidated financial statements.

Fiscal Q3 2024 Form 10-Q	3

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended		Nine Months Ended
in millions	October 27, 2024	October 29, 2023	October 27, 2024	October 29, 2023
Common Stock:
Balance at beginning of period	$90	$90	$90	$90
Shares issued under employee stock plans, net	—	—	—	—
Balance at end of period	90	90	90	90

Paid-in Capital:
Balance at beginning of period	13,731	12,842	13,147	12,592
Shares issued under employee stock plans, net	10	11	372	46
Stock-based compensation expense	94	74	316	289
Balance at end of period	13,835	12,927	13,835	12,927

Retained Earnings:
Balance at beginning of period	87,357	81,213	83,656	76,896
Net earnings	3,648	3,810	11,809	12,342
Cash dividends	(2,234)	(2,089)	(6,694)	(6,304)
Balance at end of period	88,771	82,934	88,771	82,934

Accumulated Other Comprehensive Loss:
Balance at beginning of period	(787)	(467)	(477)	(718)
Foreign currency translation adjustments, net of tax	(155)	(196)	(414)	51
Cash flow hedges, net of tax	3	1	(48)	5
Balance at end of period	(939)	(662)	(939)	(662)

Treasury Stock:
Balance at beginning of period	(95,971)	(92,343)	(95,372)	(87,298)
Repurchases of common stock	—	(1,516)	(599)	(6,561)
Balance at end of period	(95,971)	(93,859)	(95,971)	(93,859)
Total stockholders’ equity	$5,786	$1,430	$5,786	$1,430
—————
See accompanying notes to consolidated financial statements.

Fiscal Q3 2024 Form 10-Q	4

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
in millions	October 27, 2024	October 29, 2023
Cash Flows from Operating Activities:
Net earnings	$11,809	$12,342
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization, excluding amortization of intangible assets	2,472	2,279
Intangible asset amortization	280	136
Stock-based compensation expense	328	300
Changes in receivables, net	(668)	(538)
Changes in merchandise inventories	(1,111)	2,131
Changes in other current assets	19	(365)
Changes in accounts payable and accrued expenses	1,963	187
Changes in deferred revenue	(188)	(276)
Changes in income taxes payable	69	252
Changes in deferred income taxes	170	(310)
Other operating activities	(4)	301
Net cash provided by operating activities	15,139	16,439

Cash Flows from Investing Activities:
Capital expenditures	(2,384)	(2,368)
Payments for businesses acquired, net	(17,613)	(795)
Other investing activities	85	15
Net cash used in investing activities	(19,912)	(3,148)

Cash Flows from Financing Activities:
Proceeds from short-term debt, net	1,344	—
Proceeds from long-term debt, net of discounts	9,983	—
Repayments of long-term debt	(1,355)	(1,200)
Repurchases of common stock	(649)	(6,465)
Proceeds from sales of common stock	231	192
Cash dividends	(6,694)	(6,304)
Other financing activities	(223)	(146)
Net cash provided by (used in) financing activities	2,637	(13,923)
Change in cash and cash equivalents	(2,136)	(632)
Effect of exchange rate changes on cash and cash equivalents	(93)	(67)
Cash and cash equivalents at beginning of period	3,760	2,757
Cash and cash equivalents at end of period	$1,531	$2,058

Supplemental Disclosures:
Cash paid for interest, net of interest capitalized	$1,640	$1,504
Cash paid for income taxes	3,479	3,817
Non-cash acquisition purchase consideration (Note 10)	321	—
—————
See accompanying notes to consolidated financial statements.

Fiscal Q3 2024 Form 10-Q	5

THE HOME DEPOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements of The Home Depot, Inc., together with its subsidiaries (the “Company,” “Home Depot,” “we,” “our” or “us”), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2023 Form 10-K. During the nine months ended October 27, 2024, there were no significant changes to our significant accounting policies as disclosed in the 2023 Form 10-K.
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
Receivables, net
The following table presents components of receivables, net:

in millions	October 27, 2024	January 28, 2024
Card receivables	$1,229	$988
Rebate receivables	1,688	841
Customer receivables	2,321	924
Other receivables	544	575
Receivables, net	$5,782	$3,328
Card receivables consist of payments due from financial institutions for the settlement of credit card and debit card transactions. Rebate receivables represent amounts due from vendors for volume and co-op advertising rebates. Customer receivables relate to credit extended directly to certain customers in the ordinary course of business, which increased compared to the beginning of the year primarily as a result of the SRS acquisition. The valuation allowance related to our receivables was not material to our consolidated financial statements at October 27, 2024 or January 28, 2024.
Supplier Finance Program
We have a supplier finance program whereby participating suppliers may, at their sole discretion, elect to receive payment for one or more of our payment obligations, prior to their scheduled due dates, at a discounted price from participating financial institutions. The payment terms we negotiate with our suppliers are consistent, irrespective of whether a supplier participates in the program, and we are not a party to the agreements between the participating financial institutions and the suppliers in connection with the program. We do not reimburse suppliers for any costs they incur for participation in the program, and we have not pledged any assets as security or provided any guarantees as part of the program. Our outstanding payment obligations under our supplier finance program were $533 million at October 27, 2024 and $514 million at January 28, 2024 and are recorded within accounts payable on our consolidated balance sheets.

Fiscal Q3 2024 Form 10-Q	6

Recently Adopted Accounting Pronouncements
We did not adopt any new accounting pronouncements during the nine months ended October 27, 2024 that had a material impact on our consolidated financial condition, results of operations or cash flows.
Recently Issued Accounting Pronouncements
ASU No. 2024-03. In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which is intended to improve disclosures about a public business entity’s expenses by requiring disaggregated disclosure, in the notes to the financial statements, of prescribed categories of expenses within relevant income statement captions. ASU No. 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The new standard may be applied either on a prospective or retrospective basis. We are currently evaluating the impact of the standard on our consolidated financial statement disclosures.
Recent accounting pronouncements pending adoption not discussed above or in the 2023 Form 10-K are either not applicable or are not expected to have a material impact on our consolidated financial condition, results of operations or cash flows.
2.SEGMENT REPORTING AND NET SALES
The Company defines its segments on the basis of the way in which internally reported financial information is regularly reviewed by the chief operating decision maker (“CODM”), our President and Chief Executive Officer, to analyze financial performance, make decisions, and allocate resources.
The Company is engaged in the operation of retail stores and sells a wide assortment of building materials, home improvement products, lawn and garden products, décor products, and facilities maintenance, repair and operations products both in stores and online. We also provide a number of services, including home improvement installation services and tool and equipment rental. We currently conduct these operations in the U.S. (including the Commonwealth of Puerto Rico and the territories of the U.S. Virgin Islands and Guam), Canada, and Mexico, each of which represents an operating segment. For disclosure purposes, we aggregate these three operating segments into one reportable segment (the “Primary segment”) due to the similar nature of their operations and economic characteristics.
As discussed in Note 10, in June 2024, we acquired SRS, a leading residential specialty trade distribution company across several verticals serving the professional roofer, landscaper and pool contractor through its branches located throughout the U.S. SRS is organized as three different lines of business: roofing and complementary building products, landscape, and pool. We have determined that each of these three lines of business represents an operating segment, none of which meets the thresholds prescribed under Topic 280 to be deemed a reportable segment.
The following table presents a reconciliation of the results of our Primary segment to our consolidated totals:

	Three Months Ended			Nine Months Ended
	October 27, 2024			October 27, 2024
in millions	Primary Segment	Other	Consolidated	Primary Segment	Other	Consolidated
Net sales	$37,289	$2,928	$40,217	$115,608	$4,202	$119,810
Operating income (1)	5,218	200	5,418	16,759	272	17,031
Interest income and other, net			(30)			(171)
Interest expense			625			1,683
Earnings before provision for income taxes			$4,823			$15,519
—————
(1)Includes intangible asset amortization expense of $52 million and $155 million for the three and nine months ended October 27, 2024, respectively, in our Primary segment, and intangible asset amortization expense of $86 million and $125 million for the three and nine months ended October 27, 2024, respectively, in Other.
“Other” in the table above represents our SRS operations and is reflective of results beginning from the acquisition date of June 18, 2024. Net sales in the Other category relate to the sale of products by SRS, with roofing and related products accounting for approximately 68% and 67% of sales in Other during the three and nine months ended October 27, 2024, respectively.

Fiscal Q3 2024 Form 10-Q	7

Prior to the SRS acquisition, our total Company consolidated results represented our Primary segment. Therefore, a reconciliation to our consolidated totals is not applicable for the three and nine months ended October 29, 2023.
The following table presents our Primary segment major product lines and the related merchandising departments (and related services):

Major Product Line	Merchandising Departments
Building Materials	Building Materials, Electrical, Lumber, Millwork, and Plumbing
Décor	Appliances, Bath, Flooring, Kitchen & Blinds, Lighting, and Paint
Hardlines	Hardware, Indoor Garden, Outdoor Garden, Power, and Storage & Organization
The following table presents net sales by major product line (and related services), as well as Other net sales:

	Three Months Ended		Nine Months Ended
in millions	October 27, 2024	October 29, 2023	October 27, 2024	October 29, 2023
Building Materials	$13,479	$13,646	$40,028	$40,907
Décor	12,682	13,091	38,617	39,658
Hardlines	11,128	10,973	36,963	37,318
Primary segment net sales	37,289	37,710	115,608	117,883
Other net sales (1)	2,928	—	4,202	—
Net sales	$40,217	$37,710	$119,810	$117,883
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
The following table presents net sales, classified by geography:

	Three Months Ended		Nine Months Ended
in millions	October 27, 2024	October 29, 2023	October 27, 2024	October 29, 2023
Net sales – in the U.S.	$37,135	$34,544	$110,217	$108,242
Net sales – outside the U.S.	3,082	3,166	9,593	9,641
Net sales	$40,217	$37,710	$119,810	$117,883
The following table presents net sales by products and services:

	Three Months Ended		Nine Months Ended
in millions	October 27, 2024	October 29, 2023	October 27, 2024	October 29, 2023
Net sales – products	$38,692	$36,156	$115,375	$113,405
Net sales – services	1,525	1,554	4,435	4,478
Net sales	$40,217	$37,710	$119,810	$117,883
Deferred Revenue
For products and services sold in stores or online, payment is typically due at the point of sale. When we receive payment before the customer has taken possession of the merchandise or the service has been performed, the amount received is recorded as deferred revenue until the sale or service is complete. Such performance obligations are part of contracts with expected original durations of typically three months or less. As of October 27, 2024 and January 28, 2024, deferred revenue for products and services was $1.6 billion and $1.7 billion, respectively.

Fiscal Q3 2024 Form 10-Q	8

We further record deferred revenue for the sale of gift cards and recognize the associated revenue upon the redemption of those gift cards, which generally occurs within six months of gift card issuance. As of October 27, 2024 and January 28, 2024, our performance obligations for unredeemed gift cards were $1.0 billion and $1.1 billion, respectively. Gift card breakage income, which is our estimate of the portion of our outstanding gift card balance not expected to be redeemed, is recognized in net sales and was immaterial during the three and nine months ended October 27, 2024 and October 29, 2023.
3.PROPERTY AND LEASES
Net Property and Equipment
Net property and equipment included accumulated depreciation and finance lease amortization of $28.6 billion as of October 27, 2024 and $27.1 billion as of January 28, 2024.
Leases
The following table presents the consolidated balance sheet classification related to operating and finance leases:

in millions	Consolidated Balance Sheet Classification	October 27, 2024	January 28, 2024
Assets:
Operating lease assets	Operating lease right-of-use assets	$8,521	$7,884
Finance lease assets (1)	Net property and equipment	2,703	2,840
Total lease assets		$11,224	$10,724
Liabilities:
Current:
Operating lease liabilities	Current operating lease liabilities	$1,262	$1,050
Finance lease liabilities	Current installments of long-term debt	359	268
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	7,538	7,082
Finance lease liabilities	Long-term debt, excluding current installments	2,803	3,000
Total lease liabilities		$11,962	$11,400
—————
(1) Finance lease assets are recorded net of accumulated amortization of $1.4 billion as of October 27, 2024 and $1.2 billion as of January 28, 2024.
The following table presents supplemental non-cash information related to leases:

	Nine Months Ended
in millions	October 27, 2024	October 29, 2023
Lease assets obtained in exchange for new operating lease liabilities	$934	$791
Lease assets obtained in exchange for new finance lease liabilities	120	261

Fiscal Q3 2024 Form 10-Q	9

4.GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table presents the changes in the carrying amount of our goodwill:

in millions	Primary Segment	Other	Consolidated
Goodwill, balance at January 28, 2024	$8,455	$—	$8,455
Acquisitions (1)	—	10,987	10,987
Other (2)	(14)	—	(14)
Goodwill, balance at October 27, 2024	$8,441	$10,987	$19,428
—————
(1)    Fiscal 2024 activity represents the preliminary determination of goodwill related to the SRS acquisition, as well as other immaterial acquisitions completed by SRS during the third quarter of fiscal 2024. See Note 10 for details regarding the SRS acquisition.
(2)     Primarily reflects the net impact of foreign currency translation as well as immaterial measurement period adjustments related to fiscal 2023 acquisitions.
During the third quarter of fiscal 2024, we completed our annual assessment of the recoverability of goodwill for our U.S., Canada, and Mexico reporting units that reside within our Primary segment. As the results of our most recent quantitative analysis in fiscal 2023 indicated that the fair value of each reporting unit substantially exceeded its respective carrying value, we performed a qualitative assessment to determine if there were any indicators of impairment. Based on this assessment, we concluded that while there have been events and circumstances that have both positively and negatively impacted our reporting units, no single factor or combination of factors is an indicator that it is more likely than not that the fair value of any of these reporting units was less than its carrying amount.
Additionally, following the completion of the SRS acquisition, we now have three new reporting units which align with our SRS operating segments: roofing and complementary building products, landscape, and pool. As a result of the recency of the acquisition to our annual assessment date, these reporting units were also analyzed for impairment during the third quarter of fiscal 2024 using a qualitative approach. Based on this analysis, we concluded that there were no events or circumstances that would indicate that it is more likely than not that the fair value of any of these reporting units was less than its carrying amount.
Intangible Assets
The following table presents information regarding our intangible assets:

	October 27, 2024 (1)			January 28, 2024
in millions	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-Lived Intangible Assets:
Customer relationships	$8,830	$(913)	$7,917	$3,425	$(670)	$2,755
Trade names	608	(62)	546	227	(25)	202
Other	11	(11)	—	12	(12)	—
Indefinite-Lived Intangible Assets:
Trade names	649		649	649		649
Total Intangible Assets	$10,098	$(986)	$9,112	$4,313	$(707)	$3,606
—————
(1)    Fiscal 2024 includes the preliminary allocation of fair value to intangible assets related to the SRS acquisition. See Note 10 for details regarding the SRS acquisition.
Our intangible asset amortization expense was $138 million and $48 million during the third quarter of fiscal 2024 and fiscal 2023, respectively, and $280 million and $136 million during the first nine months of fiscal 2024 and fiscal 2023, respectively.
During the third quarter of fiscal 2024, we completed our annual assessment of the recoverability of our indefinite-lived intangible assets based on quantitative factors and concluded no impairment losses should be recognized.

Fiscal Q3 2024 Form 10-Q	10

The following table presents the estimated future amortization expense related to definite-lived intangible assets as of October 27, 2024:

in millions	Amortization Expense
Fiscal 2024 - remaining	$145
Fiscal 2025	552
Fiscal 2026	552
Fiscal 2027	544
Fiscal 2028	527
Thereafter	6,143
Total	$8,463
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
In May 2024, we increased our commercial paper program from $5.0 billion to $19.5 billion in connection with the anticipated financing of the acquisition of SRS (see Note 10 for details regarding the SRS acquisition). In May 2024, in connection with the increase in the commercial paper program, we also entered into three additional back-up credit facilities that consisted of a 364-day $3.5 billion credit facility scheduled to expire in May 2025, a three-year $1.0 billion credit facility scheduled to expire in May 2027, and a 364-day $10.0 billion credit facility scheduled to expire in May 2025. The $10.0 billion credit facility also provided that the commitments and any borrowings under that facility would be reduced by the amount of net cash proceeds we received from any future debt issuance.
In June 2024, leading up to the acquisition of SRS on June 18, 2024, we raised commercial paper borrowings of over $15.0 billion to fund the transaction. On June 25, 2024, we received the proceeds from the issuance of $10.0 billion of long-term debt, as further discussed below, and immediately used the proceeds to repay approximately $10.0 billion of these commercial paper borrowings. On June 27, 2024, we terminated the $10.0 billion back-up credit facility and subsequently reduced our commercial paper program from $19.5 billion to $9.5 billion.
In July 2024, we completed the renewal of our 364-day $1.5 billion credit facility, extending the maturity from July 2024 to July 2025. As of October 27, 2024, our commercial paper program allowed for borrowings up to $9.5 billion and is supported by $9.5 billion of back-up credit facilities.
All of our short-term borrowings in the first nine months of fiscal 2024 were under our commercial paper program, and the maximum amount outstanding at any time was $15.3 billion. At October 27, 2024, we had $1.3 billion of outstanding borrowings under our commercial paper program with a weighted average interest rate of 4.8% and no outstanding borrowings under our back-up credit facilities.
Long-Term Debt
June 2024 Issuance. In June 2024, we issued nine tranches of senior notes.
•The first tranche consisted of $600 million of floating rate senior notes due December 24, 2025 (the “floating rate notes”). The floating rate notes bear interest at a variable rate determined quarterly equal to the compounded Secured Overnight Financing Rate (“SOFR”) plus 33 basis points. Interest on the floating rate notes is due quarterly on March 24, June 24, September 24, and December 24 of each year, beginning on September 24, 2024.
•The second tranche consisted of $900 million of 5.100% senior notes due December 24, 2025 (the “2025 notes”) at a discount of $0.8 million. Interest on the 2025 notes is due semi-annually on June 24 and December 24 of each year, beginning on December 24, 2024.

Fiscal Q3 2024 Form 10-Q	11

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
The indenture governing these notes does not generally limit our ability to incur additional indebtedness or require us to maintain financial ratios or specified levels of net worth or liquidity. The indenture governing the notes contains various customary covenants; however, none of the covenants are expected to impact our liquidity or capital resources.
Repayments. In February 2024, we repaid our $1.1 billion 3.75% senior notes at maturity.
Derivative Instruments and Hedging Activities
We had outstanding interest rate swap agreements with combined notional amounts of $5.4 billion at both October 27, 2024 and January 28, 2024. These agreements are accounted for as fair value hedges that swap fixed for variable rate interest to hedge changes in the fair values of certain senior notes. At October 27, 2024 and January 28, 2024, the fair values of these agreements totaled $754 million and $858 million, respectively, all of which are recognized within other long-term liabilities on our consolidated balance sheets.
All of our interest rate swap agreements are designated as fair value hedges and meet the shortcut method requirements under GAAP. Accordingly, the changes in the fair values of these agreements offset the changes in the fair value of the hedged long-term debt.

Fiscal Q3 2024 Form 10-Q	12

During the nine months ended October 27, 2024, there was no new material hedging activity or material change to any other hedging arrangement disclosed in our 2023 Form 10-K, and all related activity was immaterial for the periods presented within this report.
Collateral. We generally enter into master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit our credit risk, we enter into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain derivative instruments exceeds or falls below contractually established thresholds. The cash collateral posted by the Company related to derivative instruments under our collateral security arrangements was $624 million and $714 million as of October 27, 2024 and January 28, 2024, respectively, which was recorded in other current assets on our consolidated balance sheets. We did not hold any cash collateral as of October 27, 2024 or January 28, 2024.
6.STOCKHOLDERS' EQUITY
Stock Rollforward
The following table presents a reconciliation of the number of shares of our common stock outstanding and cash dividends per share:

shares in millions	Three Months Ended		Nine Months Ended
	October 27, 2024	October 29, 2023	October 27, 2024	October 29, 2023
Common stock:
Shares at beginning of period	1,799	1,796	1,796	1,794
Shares issued under employee stock plans, net	—	—	3	2
Shares at end of period	1,799	1,796	1,799	1,796
Treasury stock:
Shares at beginning of period	(806)	(795)	(804)	(778)
Repurchases of common stock	—	(5)	(2)	(22)
Shares at end of period	(806)	(800)	(806)	(800)
Shares outstanding at end of period	993	996	993	996

Cash dividends per share	$2.25	$2.09	$6.75	$6.27
Share Repurchases
In August 2023, our Board of Directors approved a $15.0 billion share repurchase authorization that replaced the previous authorization of $15.0 billion, which was approved in August 2022. The August 2023 authorization does not have a prescribed expiration date. As of October 27, 2024, approximately $11.7 billion of the $15.0 billion share repurchase authorization remained available. In March 2024, we paused share repurchases in anticipation of the SRS acquisition (see Note 10 for details regarding the SRS acquisition).
The following table presents information about our repurchases of common stock, all of which were completed through open market purchases:

in millions	Three Months Ended		Nine Months Ended
	October 27, 2024	October 29, 2023	October 27, 2024	October 29, 2023
Total number of shares repurchased	—	5	2	22
Total cost of shares repurchased	$—	$1,516	$599	$6,561
The cost of shares repurchased may differ from the repurchases of common stock amounts in the consolidated statements of cash flows due to unsettled share repurchases at the end of a period and net excise taxes incurred on share repurchases.

Fiscal Q3 2024 Form 10-Q	13

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the assets and liabilities that are measured at fair value on a recurring basis:

	October 27, 2024	January 28, 2024
in millions	Fair Value (Level 2)	Fair Value (Level 2)
Derivative agreements – assets	$—	$—
Derivative agreements – liabilities	(754)	(859)
Total	$(754)	$(859)
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
We did not have any material assets or liabilities that were measured and recognized at fair value on a nonrecurring basis during the three and nine months ended October 27, 2024 or October 29, 2023. See Note 4 for discussion of the results of our annual goodwill and indefinite-lived intangibles impairment assessments. See Note 10 for discussion on the fair values of assets acquired and liabilities assumed in the SRS acquisition.
Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents, receivables, accounts payable, and short-term debt approximate fair value due to their short-term nature.
The following table presents the aggregate fair values and carrying values of our senior notes:

	October 27, 2024		January 28, 2024
in millions	Fair Value (Level 1)	Carrying Value	Fair Value (Level 1)	Carrying Value
Senior notes	$47,239	$49,761	$38,495	$40,843

Fiscal Q3 2024 Form 10-Q	14

8.WEIGHTED AVERAGE COMMON SHARES
The following table presents the reconciliation of our basic to diluted weighted average common shares as well as the number of anti-dilutive securities excluded from diluted weighted average common shares:

in millions	Three Months Ended		Nine Months Ended
	October 27, 2024	October 29, 2023	October 27, 2024	October 29, 2023
Basic weighted average common shares	991	996	990	1,002
Effect of potentially dilutive securities (1)	2	3	2	3
Diluted weighted average common shares	993	999	992	1,005

Anti-dilutive securities excluded from diluted weighted average common shares	1	1	1	1
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
The acquisition was accounted for in accordance with Accounting Standards Codification Topic 805 “Business Combinations,” and SRS’s results of operations have been consolidated in the Company’s financial statements effective June 18, 2024. Acquisition-related costs were expensed as incurred and were not material.
Fair Value of Consideration Transferred. The following table summarizes total preliminary purchase consideration:

in millions
Total cash consideration	$17,707
Fair value of common stock issued (1)	321
Total preliminary purchase consideration	$18,028
—————
(1)    In connection with the acquisition, certain members of SRS’s management team concurrently reinvested a portion of their respective after-tax merger consideration proceeds into shares of the Company’s common stock. A portion of such shares of Company common stock are fully vested, and accordingly, the fair value of such shares was recorded as non-cash purchase consideration. A portion of such shares of Company common stock, which replaced legacy SRS stock-based awards, are subject to service-based vesting conditions over a three-year period and become forfeitable if such vesting conditions are not satisfied. Accordingly, a portion of the fair value of these shares was recorded as non-cash purchase consideration, and the remainder will be recorded as post-combination expense over the vesting period. The fair value of these shares, including the amount which will be recorded as post-combination compensation expense, is not material.

Fiscal Q3 2024 Form 10-Q	15

Allocation of Consideration Transferred. We recorded a preliminary allocation of the purchase price to assets acquired and liabilities assumed based on their estimated fair values as of June 18, 2024. The following table summarizes the recorded fair values of the assets acquired and liabilities assumed:

in millions	Preliminary Fair Value
Cash and cash equivalents	$161
Receivables	1,832
Merchandise inventories	1,988
Property and equipment	789
Goodwill	10,967
Intangible assets	5,780
Other current and non-current assets	744
Total assets acquired	$22,261

Accounts payable	$1,791
Other current liabilities	584
Deferred tax liabilities (1)	1,076
Other long-term liabilities	782
Total liabilities assumed	$4,233
—————
(1)    Primarily resulting from the difference in book and tax basis related to identifiable intangible assets.
The preliminary fair values of identifiable intangible assets were determined by using certain estimates and assumptions that are not observable in the market. The Company used the multi-period excess earnings method to value the customer relationships intangible assets. The significant assumptions used to estimate the fair values of customer relationships included forecasted revenues, expected customer attrition rates, and discount rates. Determining the useful life of an intangible asset also requires judgment, as different types of intangible assets will have different useful lives. The preliminary fair values and estimated useful lives of identifiable intangible assets are as follows:

in millions	Weighted Average Useful Life (Years)	Preliminary Fair Value
Customer relationships	20	$5,400
Trade names	5	380
Total identifiable intangible assets		$5,780
The goodwill arising from the acquisition is calculated as the excess of the purchase price over the net assets acquired and is attributable to anticipated (i) growth acceleration in the residential professional customer market; (ii) expansion in high growth verticals including roofing; (iii) additional addressable market opportunities; (iv) enhanced delivery network capabilities; and (v) growth in sales force. We expect approximately $1.0 billion of goodwill related to the acquisition to be deductible for U.S. federal and state income tax purposes. At this time, all preliminary goodwill recognized has been allocated to our three SRS reporting units and no goodwill currently resides in our Primary segment.

Fiscal Q3 2024 Form 10-Q	16

We have completed preliminary valuation analyses necessary to assess the fair values of the assets acquired and liabilities assumed and the amount of goodwill to be recognized as of the acquisition date. These fair values were based on management’s estimates and assumptions; however, the amounts indicated above are preliminary in nature and are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the acquisition date. Accordingly, there may be adjustments to the assigned values of acquired assets and liabilities. The primary areas that remain preliminary include, but are not limited to, intangible assets, including the preliminary assumptions used in their estimates of fair values and their respective estimated useful lives, the valuation of certain tangible assets, income taxes, and residual goodwill. The final determination of the fair values, purchase consideration, related income tax impacts and residual goodwill will be completed as soon as practicable, and within the measurement period of up to one year from the acquisition date as permitted under GAAP. Any adjustments to provisional amounts that are identified during the measurement period will be recorded in the reporting period in which the adjustment is determined. Measurement period adjustments recognized during the third quarter of fiscal 2024 were immaterial.
Results of Operations. Net sales attributable to SRS since the completion of the acquisition and included within our results of operations for the three and nine months ended October 27, 2024 totaled $2.9 billion and $4.2 billion, respectively. Net earnings attributable to SRS since the completion of the acquisition and included within our results of operations for both the three and nine months ended October 27, 2024 were immaterial.
Pro forma results of operations would not be materially different as a result of the acquisition and therefore are not presented.

Fiscal Q3 2024 Form 10-Q	17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
The Home Depot, Inc.:
Results of Review of Interim Financial Information
We have reviewed the consolidated balance sheet of The Home Depot, Inc. and its subsidiaries (the “Company”) as of October 27, 2024, the related consolidated statements of earnings, comprehensive income and stockholders’ equity for the three-month and nine-month periods ended October 27, 2024 and October 29, 2023, the related consolidated statements of cash flows for the nine-month periods ended October 27, 2024 and October 29, 2023, and the related notes (collectively, the “consolidated interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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

/s/ KPMG LLP
Atlanta, Georgia
November 18, 2024

Fiscal Q3 2024 Form 10-Q	18

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion provides an analysis of the Company’s financial condition and results of operations from management’s perspective and should be read in conjunction with the consolidated financial statements and related notes included in this report and in the 2023 Form 10-K and with our MD&A included in the 2023 Form 10-K.
EXECUTIVE SUMMARY
We reported net sales of $40.2 billion in the third quarter of fiscal 2024. Net earnings were $3.6 billion, or $3.67 per diluted share. For the first nine months of fiscal 2024, net sales were $119.8 billion and net earnings were $11.8 billion, or $11.90 per diluted share.
During the third quarter of fiscal 2024, we opened five new stores in the U.S., resulting in a total store count of 2,345 at October 27, 2024. A total of 321 stores, or 13.7%, were located in Canada and Mexico. For the third quarter of fiscal 2024, sales per retail square foot were $582.97, and for the first nine months of fiscal 2024, sales per retail square foot were $604.11. Our inventory turnover ratio was 4.8 times at the end of the third quarter of fiscal 2024, compared to 4.3 times at the end of the third quarter of fiscal 2023. The increase in our inventory turnover ratio was primarily driven by lower average inventory levels within our Primary segment during the first nine months of fiscal 2024.
During the first nine months of fiscal 2024, we generated $15.1 billion of cash flow from operations, received approximately $10.0 billion of proceeds from the issuance of long-term debt, net of discounts, and received $1.3 billion of proceeds from commercial paper borrowings, net of repayments. We utilized a combination of commercial paper borrowings and the issuance of long-term debt, together with cash on hand, to fund the acquisition of SRS, with cash purchase consideration totaling $17.7 billion. Specifically, in June 2024, leading up to the acquisition on June 18, 2024, we raised commercial paper borrowings of over $15.0 billion to fund the transaction, of which approximately $10.0 billion was then immediately repaid with the proceeds from our issuance of long-term debt. We have continued to repay a portion of these outstanding commercial paper borrowings and ended the third quarter of fiscal 2024 with $1.3 billion of commercial paper borrowings outstanding.
During the first nine months of fiscal 2024, we also paid $6.7 billion in cash dividends, funded $2.4 billion in capital expenditures, repaid $1.4 billion of long-term debt, and funded $649 million of share repurchases, prior to pausing share repurchases in March 2024.
In February 2024, we announced a 7.7% increase in our quarterly cash dividend to $2.25 per share.
Our ROIC for the trailing twelve-month period was 31.5% at the end of the third quarter of fiscal 2024 and 38.7% at the end of the third quarter of fiscal 2023. The decrease in ROIC was primarily driven by higher average long-term debt and higher average equity due to the financing of the SRS acquisition, along with lower operating income. See the Non-GAAP Financial Measures section below for our definition and calculation of ROIC.
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

Fiscal Q3 2024 Form 10-Q	19

RESULTS OF OPERATIONS
The following table presents the percentage relationship between net sales and major categories in our consolidated statements of earnings.
FISCAL 2024 AND FISCAL 2023 THREE MONTH COMPARISONS

	Three Months Ended
	October 27, 2024		October 29, 2023
dollars in millions	$	% of Net Sales	$	% of Net Sales
Net sales	$40,217		$37,710
Gross profit	13,425	33.4%	12,738	33.8%
Operating expenses:
Selling, general and administrative	7,212	17.9	6,649	17.6
Depreciation and amortization	795	2.0	683	1.8
Total operating expenses	8,007	19.9	7,332	19.4
Operating income	5,418	13.5	5,406	14.3
Interest and other (income) expense:
Interest income and other, net	(30)	(0.1)	(49)	(0.1)
Interest expense	625	1.6	487	1.3
Interest and other, net	595	1.5	438	1.2
Earnings before provision for income taxes	4,823	12.0	4,968	13.2
Provision for income taxes	1,175	2.9	1,158	3.1
Net earnings	$3,648	9.1%	$3,810	10.1%
—————
Note: Certain percentages may not sum to totals due to rounding.

	Three Months Ended
Selected financial and sales data:	October 27, 2024	October 29, 2023	% Change
Comparable sales (% change)	(1.3)%	(3.1)%	N/A
Comparable customer transactions (% change) (1)	(0.6)%	(2.7)%	N/A
Comparable average ticket (% change) (1)	(0.8)%	(0.3)%	N/A
Customer transactions (in millions) (1)	399.0	399.8	(0.2)%
Average ticket (1) (2)	$88.65	$89.36	(0.8)%
Sales per retail square foot (1) (3)	$582.97	$595.71	(2.1)%
Diluted earnings per share	$3.67	$3.81	(3.7)%
—————
(1)Does not include results for HD Supply or SRS. At this time, we are still evaluating whether SRS results will be incorporated into our selected sales metrics.
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
Net Sales. Net sales for the third quarter of fiscal 2024 were $40.2 billion, an increase of 6.6% from $37.7 billion for the third quarter of fiscal 2023. The increase in net sales for the third quarter of fiscal 2024 was primarily driven by SRS, which contributed $2.9 billion of net sales during the third quarter of fiscal 2024. This increase in net sales was partially offset by the impact of a negative comparable sales environment, primarily driven by decreases in comparable average ticket and comparable customer transactions.

Fiscal Q3 2024 Form 10-Q	20

Online sales, which consist of sales generated through our websites and mobile applications for products picked up at our stores or delivered to customer locations, represented 14.0% of net sales during the third quarter of fiscal 2024 and increased by 4.0% compared to the third quarter of fiscal 2023.
A stronger U.S. dollar negatively impacted net sales by $131 million during the third quarter of fiscal 2024.
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
Total comparable sales for the third quarter of fiscal 2024 decreased 1.3%, reflecting a 0.8% decrease in comparable average ticket and a 0.6% decrease in comparable customer transactions compared to the third quarter of fiscal 2023. The decrease in comparable customer transactions primarily reflects the impact of heightened macroeconomic uncertainties and other macroeconomic factors, including the impacts of a persisting high interest rate environment pressuring home improvement demand. The decrease in comparable average ticket primarily reflects price stabilization relative to last year, slightly offset by demand for new and innovative products. Comparable sales during the third quarter of fiscal 2024 also reflects incremental sales related to hurricane demand.
During the third quarter of fiscal 2024, our Power, Outdoor Garden, Building Materials, Indoor Garden, and Paint merchandising departments posted positive comparable sales compared to the third quarter of fiscal 2023. All of our other merchandising departments posted negative comparable sales during the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023.
Gross Profit
Gross profit for the third quarter of fiscal 2024 increased 5.4% to $13.4 billion from $12.7 billion for the third quarter of fiscal 2023. Gross profit as a percentage of net sales, or gross profit margin, was 33.4% for the third quarter of fiscal 2024 compared to 33.8% for the third quarter of fiscal 2023. The decrease in gross profit margin primarily reflects the inclusion of SRS in our consolidated results, partially offset by lower shrink within our Primary segment.
Operating Expenses
Our operating expenses are composed of SG&A and depreciation and amortization.
Selling, General & Administrative. SG&A for the third quarter of fiscal 2024 increased $563 million, or 8.5%, to $7.2 billion from $6.6 billion for the third quarter of fiscal 2023. As a percentage of net sales, SG&A was 17.9% for the third quarter of fiscal 2024 compared to 17.6% for the third quarter of fiscal 2023, primarily reflecting higher payroll and other operational costs, along with deleverage from a negative comparable sales environment, all within our Primary segment, partially offset by the inclusion of SRS in our consolidated results.
Depreciation and Amortization. Depreciation and amortization for the third quarter of fiscal 2024 increased $112 million, or 16.4%, to $795 million from $683 million for the third quarter of fiscal 2023. As a percentage of net sales, depreciation and amortization was 2.0% for the third quarter of fiscal 2024 compared to 1.8% for the third quarter of fiscal 2023, primarily reflecting increased intangible asset amortization expense of $90 million, of which $86 million was related to SRS.
Interest and Other, net
Interest and other, net for the third quarter of fiscal 2024 increased $157 million, or 35.8%, to $595 million from $438 million for the third quarter of fiscal 2023. As a percentage of net sales, interest and other, net was 1.5% for the third quarter of fiscal 2024 compared to 1.2% for the third quarter of fiscal 2023, primarily reflecting higher interest expense driven by higher long-term debt.
Provision for Income Taxes
Our combined effective income tax rate was 24.4% for the third quarter of fiscal 2024 compared to 23.3% for the third quarter of fiscal 2023. The increase in our effective rate reflects certain one-time tax benefits recognized during the third quarter of fiscal 2023.

Fiscal Q3 2024 Form 10-Q	21

Diluted Earnings per Share
Diluted earnings per share were $3.67 for the third quarter of fiscal 2024 compared to $3.81 for the third quarter of fiscal 2023. The decrease in diluted earnings per share was primarily driven by lower net earnings during the third quarter of fiscal 2024, slightly offset by lower diluted shares.
FISCAL 2024 AND FISCAL 2023 NINE MONTH COMPARISONS

	Nine Months Ended
	October 27, 2024		October 29, 2023
dollars in millions	$	% of Net Sales	$	% of Net Sales
Net sales	$119,810		$117,883
Gross profit	40,274	33.6%	39,452	33.5%
Operating expenses:
Selling, general and administrative	21,023	17.5	19,919	16.9
Depreciation and amortization	2,220	1.9	1,987	1.7
Total operating expenses	23,243	19.4	21,906	18.6
Operating income	17,031	14.2	17,546	14.9
Interest and other (income) expense:
Interest income and other, net	(171)	(0.1)	(123)	(0.1)
Interest expense	1,683	1.4	1,430	1.2
Interest and other, net	1,512	1.3	1,307	1.1
Earnings before provision for income taxes	15,519	13.0	16,239	13.8
Provision for income taxes	3,710	3.1	3,897	3.3
Net earnings	$11,809	9.9%	$12,342	10.5%
—————
Note: Certain percentages may not sum to totals due to rounding.

	Nine Months Ended
Selected financial and sales data:	October 27, 2024	October 29, 2023	% Change
Comparable sales (% change)	(2.5)%	(3.2)%	N/A
Comparable customer transactions (% change) (1)	(1.5)%	(3.2)%	N/A
Comparable average ticket (% change) (1)	(1.2)%	—%	N/A
Customer transactions (in millions) (1)	1,236.8	1,249.8	(1.0)%
Average ticket (1) (2)	$89.38	$90.42	(1.2)
Sales per retail square foot (1) (3)	$604.11	$623.17	(3.1)%
Diluted earnings per share	$11.90	$12.28	(3.1)%
—————
(1)Does not include results for HD Supply or SRS. At this time, we are still evaluating whether SRS results will be incorporated into our selected sales metrics.
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

Fiscal Q3 2024 Form 10-Q	22

Sales
We assess our sales performance by evaluating both net sales and comparable sales.
Net Sales. Net sales for the first nine months of fiscal 2024 were $119.8 billion, an increase of 1.6% from $117.9 billion for the first nine months of fiscal 2023. The increase in net sales for the first nine months of fiscal 2024 was primarily driven by SRS, which contributed $4.2 billion of net sales during the first nine months of fiscal 2024, along with net sales from new store openings and the acquisitions we completed in fiscal 2023. This increase in net sales was partially offset by the impact of a negative comparable sales environment, primarily driven by decreases in comparable customer transactions and comparable average ticket.
Online sales represented 14.7% of net sales during the first nine months of fiscal 2024 and increased by 3.7% compared to the first nine months of fiscal 2023.
A stronger U.S. dollar negatively impacted net sales by $47 million for the first nine months of fiscal 2024.
Comparable Sales. Total comparable sales for the first nine months of fiscal 2024 decreased 2.5%, reflecting a 1.5% decrease in comparable customer transactions and a 1.2% decrease in comparable average ticket compared to the first nine months of fiscal 2023. The decrease in comparable customer transactions primarily reflects the impact of heightened macroeconomic uncertainties and other macroeconomic factors, including the impacts of a persisting high interest rate environment pressuring home improvement demand. The decrease in comparable average ticket primarily reflects price stabilization relative to last year, slightly offset by demand for new and innovative products.
During the first nine months of fiscal 2024, our Power and Building Materials merchandising departments posted positive comparable sales compared to the first nine months of fiscal 2023. All of our other merchandising departments posted negative comparable sales during the first nine months of fiscal 2024 compared to the first nine months of fiscal 2023.
Gross Profit
Gross profit for the first nine months of fiscal 2024 increased 2.1% to $40.3 billion from $39.5 billion for the first nine months of fiscal 2023. Gross profit as a percentage of net sales, or gross profit margin, was 33.6% for the first nine months of fiscal 2024 compared to 33.5% for the first nine months of fiscal 2023. The increase in gross profit margin reflects lower transportation costs and lower shrink within our Primary segment, partially offset by the inclusion of SRS in our consolidated results.
Operating Expenses
Our operating expenses are composed of SG&A and depreciation and amortization.
Selling, General & Administrative. SG&A for the first nine months of fiscal 2024 increased $1.1 billion, or 5.5%, to $21.0 billion from $19.9 billion for the first nine months of fiscal 2023. As a percentage of net sales, SG&A was 17.5% for the first nine months of fiscal 2024 compared to 16.9% for the first nine months of fiscal 2023, which primarily reflects deleverage from a negative comparable sales environment, higher payroll costs and lower legal-related benefits.
Depreciation and Amortization. Depreciation and amortization for the first nine months of fiscal 2024 increased $233 million, or 11.7%, to $2.2 billion from $2.0 billion for the first nine months of fiscal 2023. As a percentage of net sales, depreciation and amortization was 1.9% for the first nine months of fiscal 2024 and 1.7% for the first nine months of fiscal 2023, primarily reflecting increased intangible asset amortization expense of $144 million, of which $125 million was related to SRS, as well as increased depreciation expense from ongoing investments in the business.
Interest and Other, net
Interest and other, net for the first nine months of fiscal 2024 increased $205 million, or 15.7%, to $1.5 billion from $1.3 billion for the first nine months of fiscal 2023. As a percentage of net sales, interest and other, net was 1.3% for the first nine months of fiscal 2024 compared to 1.1% for the first nine months of fiscal 2023, primarily due to higher interest expense driven by higher long-term debt and commercial paper borrowings, partially offset by higher interest income resulting from elevated cash balances in the first half of fiscal 2024 leading up to the acquisition of SRS.

Fiscal Q3 2024 Form 10-Q	23

Provision for Income Taxes
Our combined effective income tax rate was 23.9% for the first nine months of fiscal 2024 compared to 24.0% for the first nine months of fiscal 2023.
Diluted Earnings per Share
Diluted earnings per share were $11.90 for the first nine months of fiscal 2024, compared to $12.28 for the first nine months of fiscal 2023. The decrease in diluted earnings per share was primarily driven by lower net earnings during the first nine months of fiscal 2024, partially offset by lower diluted shares.
NON-GAAP FINANCIAL MEASURES
To provide clarity on our operating performance, we supplement our reporting with certain non-GAAP financial measures. However, this supplemental information should not be considered in isolation or as a substitute for the related GAAP measures. Non-GAAP financial measures presented herein may differ from similar measures used by other companies.
Return on Invested Capital
We believe ROIC is meaningful for management, investors and ratings agencies because it measures how effectively we deploy our capital base. ROIC is a non-GAAP profitability measure, not a measure of financial performance under GAAP. We define ROIC as NOPAT, a non-GAAP financial measure, for the most recent twelve-month period, divided by average debt and equity. We define average debt and equity as the average of beginning and ending long-term debt (including current installments) and equity for the most recent twelve-month period.
The following table presents the calculation of ROIC, together with a reconciliation of NOPAT to net earnings (the most comparable GAAP measure):

	Twelve Months Ended
dollars in millions	October 27, 2024 (2)	October 29, 2023
Net earnings	$14,610	$15,704
Interest and other, net	1,970	1,715
Provision for income taxes	4,594	4,879
Operating income	21,174	22,298
Income tax adjustment (1)	(5,064)	(5,347)
NOPAT	$16,110	$16,951

Average debt and equity	$51,190	$43,810

ROIC	31.5%	38.7%
—————
(1)Income tax adjustment is defined as operating income multiplied by our effective tax rate for the trailing twelve months.
(2)The twelve months ended October 27, 2024 only include operating results for SRS since the acquisition date of June 18, 2024, consistent with our consolidated financial statements.
LIQUIDITY AND CAPITAL RESOURCES
At October 27, 2024, we had $1.5 billion in cash and cash equivalents, of which $1.1 billion was held by our foreign subsidiaries. We believe that our current cash position, cash flow generated from operations, funds available from our commercial paper program, and access to the long-term debt capital markets should be sufficient not only for our operating requirements, any required debt payments, and satisfaction of other contractual obligations, but also to enable us to invest in the business, fund dividend payments, and fund any share repurchases through the next several fiscal years. In addition, we believe that we have the ability to obtain alternative sources of financing, if necessary.

Fiscal Q3 2024 Form 10-Q	24

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
During the first nine months of fiscal 2024, we invested approximately $2.4 billion back into our business in the form of capital expenditures. For fiscal 2024, in line with our expectation of approximately two percent of net sales on an annual basis, we plan to invest approximately $3.0 billion to $3.5 billion back into our business in the form of capital expenditures, with investments focused on new stores and improving the customer experience, including through technology and development of other differentiated capabilities. However, we may adjust our capital expenditures to support the operations of the business, to enhance long-term strategic positioning, or in response to the economic environment, as necessary or appropriate.
In February 2024, we announced a 7.7% increase in our quarterly cash dividend from $2.09 to $2.25 per share. During the first nine months of fiscal 2024, we paid cash dividends of $6.7 billion to shareholders. We intend to pay a dividend in the future; however, any future dividend is subject to declaration by our Board of Directors based on our earnings, capital requirements, financial condition, and other factors considered relevant by our Board of Directors.
In August 2023, our Board of Directors approved a $15.0 billion share repurchase authorization that replaced the previous authorization of $15.0 billion, which was approved in August 2022. The August 2023 authorization does not have a prescribed expiration date. As of October 27, 2024, approximately $11.7 billion of the $15.0 billion share repurchase authorization remained available. During the first nine months of fiscal 2024, we had cash payments of $649 million for repurchases of our common stock through open market purchases, prior to pausing share repurchases in March 2024 as discussed above.
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
In May 2024, we increased our commercial paper program from $5.0 billion to $19.5 billion in connection with the anticipated financing of the acquisition of SRS (see Note 10 for details regarding the SRS acquisition). In May 2024, in connection with the increase in the commercial paper program, we also entered into three additional back-up credit facilities that consisted of a 364-day $3.5 billion credit facility scheduled to expire in May 2025, a three-year $1.0 billion credit facility scheduled to expire in May 2027, and a 364-day $10.0 billion credit facility scheduled to expire in May 2025. The $10.0 billion credit facility also provided that the commitments and any borrowings under that facility would be reduced by the amount of net cash proceeds we received from any future debt issuance.
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
In July 2024, we completed the renewal of our 364-day $1.5 billion credit facility, extending the maturity from July 2024 to July 2025. As of October 27, 2024, our commercial paper program allowed for borrowings up to $9.5 billion and is supported by $9.5 billion of back-up credit facilities.
All of our short-term borrowings in the first nine months of fiscal 2024 were under our commercial paper program, and the maximum amount outstanding at any time was $15.3 billion. At October 27, 2024, we had outstanding borrowings under our commercial paper program of $1.3 billion with a weighted average interest rate of 4.8%, we had no outstanding borrowings under our back-up credit facilities, and we were in compliance with all of the covenants contained in our credit facilities, none of which are expected to impact our liquidity or capital resources.

Fiscal Q3 2024 Form 10-Q	25

We also issue senior notes from time to time as part of our capital management strategy. As discussed above, in June 2024, we issued $10.0 billion of senior notes in connection with the funding of the acquisition of SRS. Separately, in February 2024, we repaid $1.1 billion of senior notes at maturity.
The indentures governing our senior notes do not generally limit our ability to incur additional indebtedness or require us to maintain financial ratios or specified levels of net worth or liquidity. The indentures governing our notes contain various customary covenants; however, none of the covenants are expected to impact our liquidity or capital resources. See Note 5 to our consolidated financial statements for further discussion of our debt arrangements.
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
Net cash provided by operating activities decreased by $1.3 billion in the first nine months of fiscal 2024 compared to the first nine months of fiscal 2023, primarily due to changes in working capital. Changes in working capital were primarily driven by more normalized inventory levels during the first nine months of fiscal 2024 compared to strategic reductions in inventory during fiscal 2023, as well as timing of vendor payments, each within our Primary segment.
Investing Activities
Net cash used in investing activities increased by $16.8 billion in the first nine months of fiscal 2024 compared to the first nine months of fiscal 2023, primarily due to higher cash payments for business acquisitions in fiscal 2024, including $17.6 billion of cash consideration paid to acquire SRS, net of cash acquired.
Financing Activities
Net cash provided by financing activities in the first nine months of fiscal 2024 primarily reflected approximately $10.0 billion of net proceeds from long-term debt and $1.3 billion of proceeds from commercial paper borrowings, net of repayments, partially offset by $6.7 billion of cash dividends paid, $1.4 billion of repayments of long-term debt, and $649 million of share repurchases prior to pausing share repurchases in March 2024. Net cash used in financing activities in the first nine months of fiscal 2023 primarily reflected $6.5 billion of share repurchases, $6.3 billion of cash dividends paid, and $1.2 billion of long-term debt repayments.
The overall increase in cash flows from financing activities during the first nine months of fiscal 2024 compared to the first nine months of fiscal 2023 totaled $16.6 billion and was predominantly attributable to the financing of the SRS acquisition. Specifically, as discussed above, a combination of commercial paper borrowings and the $10.0 billion long-term debt issuance, along with increased cash on hand resulting from the pause of share repurchases, were utilized in connection with the SRS acquisition.

Fiscal Q3 2024 Form 10-Q	26

CRITICAL ACCOUNTING ESTIMATES
During the first nine months of fiscal 2024, there were no changes to our critical accounting estimates or our significant accounting policies as disclosed in the 2023 Form 10-K, except as set forth below. Our significant accounting policies are disclosed in Note 1 to our consolidated financial statements.
Business Combinations
We account for business combinations using the acquisition method of accounting, which requires that once control is obtained, all the assets acquired and liabilities assumed are recorded at their respective fair values at the date of acquisition. The determination of fair values of identifiable assets and liabilities requires estimates and the use of valuation techniques when fair value is not readily available and requires a significant amount of management judgment. For the valuation of intangible assets acquired in a business combination, we typically use an income approach. Specifically, for the SRS acquisition, we used the multi-period excess earnings method to value the customer relationships intangible assets. The significant assumptions used to estimate the fair values of customer relationships included forecasted revenues, expected customer attrition rates, and discount rates. Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on the determination of the fair values of the customer relationships intangible assets acquired.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risk results primarily from fluctuations in interest rates in connection with our long-term debt portfolio. We are also exposed to risks from foreign currency exchange rate fluctuations on the translation of our foreign operations into U.S. dollars and on the purchase of goods by these foreign operations that are not denominated in their local currencies. Additionally, we may experience inflation and deflation related to our purchase and sale of certain commodity products. During the first nine months of fiscal 2024, there have been no material changes to our exposure to market risks from those disclosed in the 2023 Form 10-K, including the types of instruments we use to manage our exposure to such risks.
Item 4. Controls and Procedures.
Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) and concluded that our disclosure controls and procedures were effective as of October 27, 2024.
We are in the process of an ongoing business transformation initiative, which includes upgrading and migrating certain accounting and finance systems. We plan to continue to migrate additional business processes over the course of the next few years and have modified and will continue to modify the design and implementation of certain internal control processes as the transformation continues.
Except as described above, there were no other changes in our internal control over financial reporting during the fiscal quarter ended October 27, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
Except as set forth in our Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 2024 as filed with the SEC on August 20, 2024, there were no material changes during the first nine months of fiscal 2024 to our disclosure in Part I, Item 3. “Legal Proceedings” of our 2023 Form 10-K.

Fiscal Q3 2024 Form 10-Q	27

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table presents the number and average price of shares purchased in each fiscal month of the third quarter of fiscal 2024:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)(3)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Dollar Value of Shares that May Yet Be Purchased Under the Program(2)(3)
July 29, 2024 – August 25, 2024	13,486	$361.72	—	$11,657,503,041
August 26, 2024 – September 22, 2024	1,668	368.92	—	11,657,503,041
September 23, 2024 – October 27, 2024	10,251	394.46	—	11,657,503,041
	25,405	375.40	—
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
(2)On August 14, 2023, our Board of Directors approved a $15.0 billion share repurchase authorization that replaced the previous authorization of $15.0 billion, which was approved on August 18, 2022. The August 2023 authorization does not have a prescribed expiration date. As previously disclosed, we paused share repurchases in March 2024.
(3)Excludes excise taxes incurred on share repurchases.
SALES OF UNREGISTERED SECURITIES
During the third quarter of fiscal 2024, we issued 480 deferred stock units under The Home Depot, Inc. Nonemployee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of the SEC’s Regulation D thereunder. The deferred stock units were credited during the third quarter of fiscal 2024 to the accounts of those non-employee directors who elected to receive all or a portion of board retainers in the form of deferred stock units instead of cash. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.
During the third quarter of fiscal 2024, we credited 876 deferred stock units to participant accounts under the Restoration Plans pursuant to an exemption from the registration requirements of the Securities Act for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in these plans.
Item 5. Other Information.
Trading Arrangements
During the fiscal quarter ended October 27, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of the SEC’s Regulation S-K.

Fiscal Q3 2024 Form 10-Q	28

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

Fiscal Q3 2024 Form 10-Q	29

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HOME DEPOT, INC. (Registrant)

By:	/s/ EDWARD P. DECKER
Edward P. Decker, Chair, President and Chief Executive Officer (Principal Executive Officer)

/s/ RICHARD V. MCPHAIL
Richard V. McPhail, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ KIMBERLY R. SCARDINO
Kimberly R. Scardino, Senior Vice President – Finance, Chief Accounting Officer and Controller (Principal Accounting Officer)

Date:	November 18, 2024

Fiscal Q3 2024 Form 10-Q	30