Form 10-K
period 2025-02-02
HOME DEPOT, INC.
filed 2025-03-21
CIK 354950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2025
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting common stock held by non-affiliates of the registrant on July 26, 2024 was $356.9 billion.
The number of shares outstanding of the registrant’s common stock as of March 5, 2025 was 994,032,168 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2025 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K to the extent described herein.

Fiscal 2024 Form 10-K	i

COMMONLY USED OR DEFINED TERMS

Term	Definition
ASU	Accounting Standards Update
BODFS	Buy Online, Deliver From Store
BOPIS	Buy Online, Pickup In Store
BORIS	Buy Online, Return In Store
BOSS	Buy Online, Ship to Store
Comparable sales	As defined in the Results of Operations section of MD&A
DIFM	Do-It-For-Me
DIY	Do-It-Yourself
EH&S	Environmental, Health, and Safety
EPA	U.S. Environmental Protection Agency
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
fiscal 2022	Fiscal year ended January 29, 2023 (includes 52 weeks)
fiscal 2023	Fiscal year ended January 28, 2024 (includes 52 weeks)
fiscal 2024	Fiscal year ended February 2, 2025 (includes 53 weeks)
fiscal 2025	Fiscal year ending February 1, 2026 (includes 52 weeks)
GAAP	U.S. generally accepted accounting principles
IRS	Internal Revenue Service
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MRO	Maintenance, repair, and operations
NOPAT	Net operating profit after tax
NYSE	New York Stock Exchange
PLCC	Private label credit card
Pro	Professional customer
Restoration Plans	Home Depot FutureBuilder Restoration Plan and HD Supply Restoration Plan
ROIC	Return on invested capital
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SG&A	Selling, general, and administrative expenses
SRS	SRS Distribution Inc.

Fiscal 2024 Form 10-K	ii

FORWARD-LOOKING STATEMENTS
Certain statements contained herein, as well as in other filings we make with the SEC and other written and oral information we release, including statements regarding our performance, estimates, expectations, beliefs, intentions, projections, strategies for the future, or other events or developments in the future may constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on currently available information and our current assumptions, expectations and projections about future events, and use words such as “may,” “will,” “could,” “should,” “would,” “anticipate,” “intend,” “estimate,” “project,” “plan,” “believe,” “expect,” “target,” "prospects,” “potential,” "commit” and "forecast,” or words of similar import or meaning or refer to future time periods.
Forward-looking statements may relate to, among other things, the demand for our products and services, including as a result of macroeconomic conditions and changing customer preferences and expectations; net sales growth; comparable sales; the effects of competition; our brand and reputation; implementation of interconnected retail, store, supply chain, technology, innovation and other strategic initiatives, including with respect to real estate; inventory and in-stock positions; the state of the economy; the state of the housing and home improvement markets; the state of the credit markets, including mortgages, home equity loans, and consumer credit; the impact of tariffs; issues related to the payment methods we accept; demand for credit offerings, including trade credit; management of relationships with our associates, jobseekers, suppliers and service providers; cost and availability of labor; costs of fuel and other energy sources; events that could disrupt our business, supply chain, technology infrastructure, or demand for our products and services, such as international trade disputes, natural disasters, climate change, public health issues, cybersecurity events, labor disputes, geopolitical conflicts, military conflicts or acts of war; our ability to maintain a safe and secure store environment; our ability to address expectations regarding sustainability and human capital management matters and meet related goals; continuation or suspension of share repurchases; net earnings performance; earnings per share; future dividends; capital allocation and expenditures; liquidity; return on invested capital; expense leverage; changes in interest rates; changes in foreign currency exchange rates; commodity or other price inflation and deflation; our ability to issue debt on terms and at rates acceptable to us; the impact and expected outcome of investigations, inquiries, claims, and litigation, including compliance with related settlements; the challenges of operating in international markets; the adequacy of insurance coverage; the effect of accounting charges; the effect of adopting certain accounting standards; the impact of legal and regulatory changes, including executive orders and other administrative or legislative actions, such as changes to tax laws and regulations; store openings and closures; financial outlook; and the impact of acquired companies, including SRS, on our organization and the ability to recognize the anticipated benefits of any acquisitions.
These statements are not guarantees of future performance and are subject to future events, risks and uncertainties — many of which are beyond our control, dependent on the actions of third parties, or currently unknown to us — as well as potentially inaccurate assumptions that could cause actual results to differ materially from our historical experience and our expectations and projections. These risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. Risk Factors, and elsewhere in this report and also as described from time to time in reports subsequently filed with the SEC. You should read such information in conjunction with our consolidated financial statements and related notes and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report. There also may be other factors that we cannot anticipate or that are not described herein, generally because we do not currently perceive them to be material. Such factors could cause results to differ materially from our expectations. Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements other than as required by law. You are advised, however, to review any further disclosures we make on related subjects in our filings with the SEC and in our other public statements.

Fiscal 2024 Form 10-K	iii

PART I
Item 1. Business.
INTRODUCTION
The Home Depot, Inc. is the world’s largest home improvement retailer based on net sales for fiscal 2024. We offer our customers a wide assortment of building materials, home improvement products, lawn and garden products, décor products, and facilities MRO products, in stores and online. We also provide a number of services, including home improvement installation services, and tool and equipment rental. As of the end of fiscal 2024, we operated 2,347 stores located throughout the U.S. (including the Commonwealth of Puerto Rico and the territories of the U.S. Virgin Islands and Guam), Canada, and Mexico. The Home Depot stores average approximately 104,000 square feet of enclosed space, with approximately 24,000 additional square feet of outside garden area. We also maintain a network of distribution and fulfillment centers, as well as a number of e-commerce websites in the U.S., Canada and Mexico. For disclosure purposes, the geographic operating segments of the U.S., Canada and Mexico are aggregated into one reportable segment (the “Primary segment”).
In fiscal 2024, we acquired SRS, a leading residential specialty trade distribution company engaged in the distribution of residential and commercial roofing products, complementary building products, landscape supplies and swimming pool supplies serving the professional roofer, landscaper, and pool contractor. At the end of fiscal 2024, SRS operated over 780 branch locations throughout the U.S., each of which has a distribution center, material handling and delivery equipment, and inventory. SRS is organized as three different lines of business: roofing and complementary building products, landscape, and pool. Each line of business was determined to represent an operating segment, none of which are deemed reportable segments.
Unless otherwise indicated or the context otherwise requires, when we refer to “The Home Depot,” “Home Depot,” the “Company,” “we,” “us” or “our” in this report, we are referring to The Home Depot, Inc. and its consolidated subsidiaries.
The Home Depot, Inc. is a Delaware corporation that was incorporated in 1978. Our Store Support Center (corporate headquarters) is located at 2455 Paces Ferry Road, Atlanta, Georgia 30339. Our telephone number at that address is (770) 433-8211.
OUR BUSINESS
OUR STRATEGY
The retail landscape has changed rapidly over the past several years, with a complex macroeconomic environment and customer expectations continually evolving. In fiscal 2024, our strategy allowed us to continue to execute at a high level despite continued pressure on home improvement demand from high interest rates and macroeconomic uncertainty. We continued our strategic investments aimed at creating an interconnected, frictionless shopping experience that enables our customers to seamlessly blend the digital and physical worlds, growing our market share with Pros through our ecosystem of capabilities, and building new stores. Going forward, we will continue to leverage the momentum of these investments and invest in our business in support of the following goals:
•We intend to provide the best customer experience in home improvement and develop differentiated capabilities for our customers;
•We intend to extend our position as the low-cost provider in home improvement; and
•We intend to be the most efficient investor of capital in home improvement.
We believe that these goals will help us grow faster than the market and deliver value to our shareholders. We are steadfast in our commitments to focus on our people, operate sustainably, and strengthen our communities, and we believe being informed by other stakeholder perspectives will drive shareholder value creation.
DELIVER SHAREHOLDER VALUE
We seek to deliver on our objective to create shareholder value through our disciplined approach to capital allocation. Our capital allocation principles are as follows:
•First, we intend to reinvest in our business to drive growth faster than the market.
•Second, after meeting the needs of the business, we look to pay a quarterly dividend.
•Third, after reinvesting in our business and paying our dividend, we intend to return excess cash to our shareholders through share repurchases.

Fiscal 2024 Form 10-K	1

In fiscal 2024, we invested $3.5 billion in capital expenditures to support our business, advance our goals, and continue to build an interconnected customer experience. We also acquired SRS to accelerate our growth with Pros. We continue to focus on driving productivity throughout the business by lowering our product and transportation costs, and in fiscal 2024 we executed a plan to reduce our fixed cost structure by approximately $500 million. The combination of reinvesting in our business to drive higher sales and driving productivity to lower costs allows us to improve our customer experience, increase our competitiveness in the market, and deliver shareholder value.
In fiscal 2024, we returned $8.9 billion to shareholders in the form of cash dividends. We also returned $0.6 billion to shareholders in the form of share repurchases prior to pausing share repurchases in March 2024 in anticipation of the SRS acquisition. Our capital allocation is discussed further in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OUR CUSTOMERS
We serve two primary customer groups — consumers (including both DIY and DIFM customers) and Pros — and have developed varying approaches to meet their diverse needs:
DIY Customers
These customers are typically homeowners who purchase products and complete their own projects and installations. Our associates assist these customers both in our stores and through online resources and other media designed to provide product and project knowledge. We also offer a variety of clinics and workshops to share this knowledge and to build an emotional connection with our DIY customers. As the preferences and behaviors of our DIY customers are changing, we are investing in capabilities to better meet the evolving expectations of these customers.
Professional Customers (or “Pros”)
These customers are primarily professional renovators/remodelers, general contractors, small to medium homebuilders, maintenance professionals, handymen, property managers, building service contractors and specialty tradespeople, such as electricians, landscapers, plumbers, painters, pool contractors, and roofers. These customers build, renovate, remodel, repair, and maintain residential properties, multifamily properties, hospitality properties, and commercial facilities, including education, healthcare, government, institutional, and office buildings.
We have a number of initiatives designed to drive growth with Pros, including those working on both simple and complex projects. In fiscal 2024, we acquired SRS, which sells products to specialty trade roofers, landscapers, and pool contractors. We remain focused on providing a customized online experience, a dedicated sales force, a broad assortment of Pro-focused products and brands, an extensive delivery network, our Pro Xtra loyalty program, and enhanced credit offerings. Building on our historical strength as a destination for urgent purchase needs, we are investing in differentiated capabilities that will help us better serve our Pros’ complex purchase needs, including differentiated fulfillment options, additional trade credit offerings including our Pro House Account program, more showroom space, and an enhanced order management system. We also provide MRO products and related value-added services to multifamily, hospitality, healthcare, and government housing facilities, among others, primarily through our subsidiary HD Supply.
DIFM Customers
Intersecting our DIY customers and our Pros are our DIFM customers. These customers are typically homeowners who use Pros to complete their projects or installations. Currently, we offer installation services in a variety of categories, such as flooring, water heaters, bath, garage doors, cabinets, cabinet makeovers, countertops, sheds, furnaces and central air systems, and windows. DIFM customers can purchase these services in our stores, online, or in their homes through in-home consultations. In addition to serving our DIFM customer needs, we believe our focus on the Pros who perform services for these customers helps us drive higher product sales.

Fiscal 2024 Form 10-K	2

OUR PRODUCTS AND SERVICES
A typical Home Depot store stocks approximately 30,000 to 40,000 items during the year, including both national brand name and proprietary products, across the following merchandising departments: Appliances, Bath, Building Materials, Electrical, Flooring, Hardware, Indoor Garden, Kitchen & Blinds, Lighting, Lumber, Millwork, Outdoor Garden, Paint, Plumbing, Power, and Storage & Organization. Our online product offerings complement our stores by serving as an extended aisle, and we offer a significantly broader product assortment through our websites and mobile applications, including homedepot.com, our primary website; homedepot.ca and homedepot.com.mx, our websites in Canada and Mexico, respectively; hdsupply.com, our website for our MRO products and related services; our websites for custom window coverings including blinds.com, justblinds.com and americanblinds.com; thecompanystore.com, our website featuring textiles and décor products; and srsdistribution.com, heritagelandscapesupplygroup.com, and heritagepoolsupplygroup.com, our websites serving the roofing and building materials, landscape and pool product needs of specialty Pros, respectively.
We believe our merchandising organization is a key competitive advantage, delivering product innovation, assortment and value, which reinforces our position as the product authority in home improvement. At the same time, we remain focused on offering the right products at everyday values in our stores and online. To remain the product authority, we must continue to bring new and innovative products to our customers that help simplify their projects, from the Pro’s need for job-lot quantities of specialized products to DIY customers seeking products to reduce their environmental impacts. To help our merchandising organization keep pace with changing customer expectations and increasing desire for innovation, localization, and personalization, we are continuing to invest in tools to better leverage our data and drive a deeper level of collaboration with our suppliers. As a result, we continue to focus on enhanced merchandising information technology tools to help us: (1) enhance an interconnected shopping experience that remains tailored to our customers’ shopping intent and location; (2) provide the best value in the market; and (3) optimize our product assortments. Our merchandising team leverages technology and works closely with our inventory and supply chain teams, as well as our suppliers, to manage our assortments, drive innovation, manage the cost environment, and adjust inventory levels to respond to fluctuations in demand.
To complement our merchandising efforts, we offer a number of services for our customers, including installation services for our DIY and DIFM customers, as noted above. We also provide tool and equipment rentals at locations across the U.S. and Canada, providing value and convenience for both Pros and consumers. To improve the customer experience and continue to grow this differentiated service offering, we are continuing to invest in more tool rental locations, more tools, and better technology.
Sourcing and Quality Assurance
We maintain a global sourcing program to obtain high-quality and innovative products directly from manufacturers in the U.S. and around the world. During fiscal 2024, in addition to our U.S. sourcing operations, we maintained sourcing offices in Mexico, Canada, China, India, Vietnam, Taiwan, and Europe. To ensure that suppliers adhere to our high standards of social and environmental responsibility, we also have a global responsible sourcing program. Under our standard supplier buying agreement, our suppliers are obligated to ensure that their products comply with applicable international, federal, state and local laws. This standard agreement also requires compliance with our responsible sourcing standards, which cover a variety of expectations, including supply chain transparency, compliance with applicable laws and regulations addressing prohibitions on child and forced labor, health and safety, environmental matters, compensation, and hours of work. To drive accountability with our suppliers, our standard supplier buying agreement also includes a factory audit right related to these standards, and we conduct risk-based factory audits and compliance visits with non-Canada and non-U.S. suppliers of private branded and direct import products. Our 2024 Responsible Sourcing Report, available on our website at https://corporate.homedepot.com under “Responsibility > Sourcing Responsibly,” provides more information about this program. In addition, we have both quality assurance and engineering resources dedicated to establishing criteria and overseeing compliance with safety, quality and performance standards for our private branded products.
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

Fiscal 2024 Form 10-K	3

We also maintain patent portfolios relating to our business operations, retail services, and products, and we seek to patent or otherwise protect innovations we incorporate into our business. Patents generally have a term of twenty years from the date they are filed. As our patent portfolio has been built over time, the remaining terms of individual patents across our patent portfolio vary. Although our patents have value, no single patent is essential to our business. We continuously assess our merchandising departments and product lines for opportunities to expand the assortment of products offered within The Home Depot’s portfolio of proprietary and exclusive brands.
COMPETITION AND SEASONALITY
Our industry is highly competitive, highly fragmented, and evolving. As a result, we face competition for customers for our products and services from a variety of retailers, suppliers, service providers, and distributors and manufacturers that sell products directly to their respective customer bases. These competitors range from traditional brick-and-mortar, to multichannel, to exclusively online, and they include a number of other home improvement retailers; local, regional and national hardware stores; electrical, plumbing and building materials supply houses; and lumber yards. With respect to some products and services, we also compete with specialty design stores, showrooms, discount stores, paint stores, specialty and mass digital retailers, warehouse clubs, MRO distributors, national and local wholesale supply distributors, home décor retailers, and other retailers, as well as with providers of home improvement services and tool and equipment rental. The internet facilitates competitive entry, price transparency, and comparison shopping, increasing the level of competition we face.
Both in-store and online, we compete primarily based on customer experience; price; quality; product availability, assortment, and innovation; and delivery options and capabilities. We also compete based on store and branch location and appearance, presentation of merchandise, and ease of shopping experience throughout every step of the project, from inspiration and research to any post-purchase support. Our Pros also look for dedicated sales support, competitive credit and pricing options, project planning tools, and product depth and job-lot quantities, particularly for their complex purchase needs. Furthermore, with respect to delivery options, customers are seeking faster and/or guaranteed delivery times, low-price or free shipping, and/or convenient pickup options. Our ability to be competitive on delivery and pickup times, options and costs depends on many factors, including the success of our supply chain investments, described more fully under “Our Supply Chain” below, and our interconnected retail strategy.
Our business is subject to seasonal influences. Generally, our highest volume of sales occurs in our second fiscal quarter, as we move into the spring season in the regions in which we operate.
INTERCONNECTED SHOPPING EXPERIENCE
We continue to enhance our capabilities to provide our customers with a frictionless interconnected shopping experience across our stores, branches, online, on the job site, and in their homes, focusing on continued investments in our websites and mobile apps to enhance the customer experience.
Digital Experience
Enhancements to our digital platforms are critical for our increasingly interconnected customers, who often research products and check available inventory online before going into one of our stores to view products in person or talk to an associate and then making their purchase either in store or online. While in the store, customers may also go online to access ratings and reviews, compare prices, view our extended assortment, and purchase additional products. Our investments in a truly interconnected experience are focused on bringing together the power of our physical presence and the frictionless interaction of our digital capabilities.
A significant majority of the traffic in Home Depot’s digital channels is on mobile devices. Mobile users expect more simplicity and relevancy in their digital interactions. In addition to supporting our DIY and DIFM customers on their shopping journeys, mobile devices can also help serve the needs of Pros working on complex projects. As a result, we have made investments in our digital platforms to improve the overall presentation and ease of navigation for the user. We have also enhanced the “shopability” of an online product by including more information on the product’s landing page, including related products and/or parts of a collection, as well as various fulfillment options. We believe our focus on improving search capabilities, site functionality, category presentation, product content such as customer product review summaries, speed to checkout, and fulfillment options has yielded higher traffic, better conversion and continued sales growth. As our customers expect a more personalized experience, our ability to collect, use, retain, and protect relevant customer data is important for our ability to effectively meet their expectations.

Fiscal 2024 Form 10-K	4

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
Store Experience
Our stores remain the hub of our business, and we continue to invest to improve the customer shopping experience through easier navigation and increased convenience and speed of checkout. In fiscal 2024, we continued to leverage the investments made in our stores over the past several years to operate effectively and meet customer expectations. These investments included wayfinding signage and store refresh packages; self-service lockers, online order storage areas and curbside service to enable convenient online order pickup options; electronic shelf label capabilities; and the re-design of front-end areas, including reconfigured service desks, improved layouts in checkout areas, and expanded and enhanced self-checkout options. We have also empowered our customers with additional self-help tools, including mobile app-enabled store navigation. Our app provides store-specific maps that allow customers to pinpoint the exact location of an item on their mobile devices. We believe these investments are driving higher customer satisfaction scores, and we will continue to invest to improve the customer experience. In addition, we have identified areas that have experienced significant population growth or where market voids exist. In fiscal 2023, we initiated a plan to open approximately 80 new stores over a five-year period to address those opportunities, and in fiscal 2024, we opened 12 new stores. These new stores will continue to help relieve pressure at existing high-volume stores and add stores in areas with less store coverage, helping us to improve the customer experience and drive sales growth.
Investing in Associate Productivity. We continually strive to improve our store operations to remove complexity and inefficient processes, allowing our associates to spend more of their time serving our customers. To this end, we have continued to focus on process improvements like optimizing product flow to improve on-shelf product availability and thus decrease the amount of time store associates spend locating products; creating an enhanced order management system; expanding in-aisle, real-time mobile learning tools for our associates’ development and assistance with customer questions; and using labor model tools to better align associate activity with customer needs. For a number of years, our Home Depot store associates have used web-enabled handheld devices to help them more efficiently meet the needs of the business and serve customers. Our current generation of these digital “hdPhone” devices offers enhanced functionality that allows associates to readily query inventory, access applications that support customer service, and assist with locating products. Our hdPhones also give our U.S. Home Depot store associates access to Sidekick, an application that directs associates to bays where product is low or out of stock and helps our associates prioritize the highest value tasks more effectively. To further support productivity, we leverage Computer Vision in our U.S. Home Depot stores, which provides greater visibility into where product is located, including both on the shelves and in the overhead space, enabling strategically-directed tasking and improving on-shelf availability.
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

Fiscal 2024 Form 10-K	5

OUR SUPPLY CHAIN
We continue to focus on building best-in-class competitive advantages in our supply chain to be responsive to our customers’ expectations for how, when and where they choose to receive our products and services. As part of enhancing the interconnected shopping experience, we continue to invest in our supply chain network, with the goal of achieving the fastest, most efficient and most reliable delivery capabilities in home improvement. Our efforts are focused on ensuring product availability and increasing the speed and reliability of delivery for our customers while managing our costs. Our supply chain investments have helped us to operate effectively and meet our customers’ needs, even with the challenging economic environment over the past few years.
We centrally forecast and replenish the vast majority of our Home Depot store products through sophisticated inventory management systems and utilize our network of distribution centers to serve both our stores’ and customers’ needs. Our supply chain includes multiple distribution center platforms in the U.S., Canada, and Mexico tailored to meet the needs of our stores and customers based on types of products, location, transportation, and delivery requirements. These include rapid deployment centers, stocking distribution centers, bulk distribution centers, flatbed distribution centers, and direct fulfillment centers, among others. Over the past several years, we have invested to further automate and mechanize our rapid deployment center network to drive greater efficiency and faster movement of product.
We are also continuing to enhance our supply chain network with our expanded fulfillment facilities designed to drive speed and reliability of delivery for our customers. In many markets, we offer same day or next day delivery of a multitude of products through our stores and fulfillment centers. We also have omni-channel fulfillment centers that deliver product directly to customers, and market delivery operations that function as local hubs to consolidate freight for dispatch to customers for the final mile of delivery, with a focus on appliances. We have invested in our capabilities to control more of our appliance delivery end-to-end, manage all of our appliance delivery volume through our market delivery operations, and expand our last mile delivery capacity. We have also opened additional flatbed distribution centers that handle large items like lumber and building materials that are transported on flatbed trucks. Our network is designed to create a competitive advantage with unique, industry-leading capabilities for home improvement needs for both our Pros and consumers. We will continue to invest in our supply chain network as needed to support our business.
In addition to our distribution and fulfillment centers, we leverage our stores as a network of convenient customer pickup, return, and delivery fulfillment locations. We believe our premium real estate footprint provides a distinct structural and competitive advantage. For customers who shop online and want to pick up or return merchandise at a store, or have product delivered from a store, we have four interconnected retail programs: BOSS, BOPIS, BODFS, and BORIS. We also provide curbside pickup to complement our BOPIS offerings, in addition to the self-service lockers at the front entrance of many of our stores. We also offer car and van delivery service from the majority of our U.S. stores. For fiscal 2024, approximately 50% of our U.S. online orders were fulfilled through a store. SRS branch locations throughout the U.S. also enable deliveries direct to customer job sites on their preferred timelines. We continue to focus on developing new capabilities to improve both efficiency and customer experience for delivery from our stores and branches. Our strategic intent is to have a portfolio of efficient, timely and reliable sources and methods of delivery to choose from, optimizing order fulfillment and delivery based on customer needs, inventory locations, and available transportation options.
SUSTAINABILITY AND HUMAN CAPITAL MANAGEMENT
We view sustainability and human capital management matters through the lens of our business, with an understanding that if we support our associates, our customers, our suppliers, and the communities we serve, we also support our business and create value for our shareholders. Our sustainability and human capital management priorities build on the culture and values on which Home Depot was founded, and our initiatives are embedded in our business strategy and activities. We organize our efforts around three pillars: (1) Focus on Our People, (2) Operate Sustainably, and (3) Strengthen Our Communities. Highlights of each of these pillars are set forth below. For further information on our three pillars, including related goals, see our 2024 Environmental, Social and Governance Report (the “2024 ESG Report”), available on our investor relations website at https://ir.homedepot.com/sustainability.

Fiscal 2024 Form 10-K	6

Focus on Our People
Our culture and our associates provide intangible and hard-to-replicate competitive advantages, which have been key to helping us navigate challenging market conditions. Our associates are essential to providing the experience and service that our customers demand. To preserve and protect that customer experience, we focus on cultivating a compelling associate experience, which we believe supports our ability to attract and retain our associates. This includes investing in competitive wages and benefits while also providing the culture, tools, training, and development opportunities that make working at The Home Depot an enjoyable and rewarding experience. These actions are the foundation of our core values of taking care of our associates, entrepreneurial spirit, building strong relationships, and respect for all people.
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

Customers
Front Line Associates
Field Support
Corporate Office
CEO

Our values also guide our efforts to create an environment that will help us attract and retain skilled associates in the competitive marketplace for talent. We empower our associates to deliver a superior customer experience by living our values, and we position our associates to embody our core values by integrating the importance of our culture into ongoing development programs and rewards programs. Leaders participate in programs designed to build and strengthen our culture, such as training on leadership skills, cross-functional collaboration, leading with our values, and associate engagement. Our core values are at the root of our human capital management programs.
Our Workforce. At the end of fiscal 2024, we employed approximately 470,100 associates, of whom approximately 50,600 were salaried, with the remainder compensated on an hourly basis. Set forth below is the geographic makeup of our workforce:

Geographic Location	Number of Associates	% of Total Workforce
United States	419,600	89.3%
Canada	32,000	6.8%
Mexico	18,200	3.9%
Other (1)	300	0.1%
Total	470,100	100%
————
(1)    Includes associates in our sourcing organization located in China, Vietnam, India, Taiwan, Italy, Poland and Türkiye.

Fiscal 2024 Form 10-K	7

Below is the demographic data for our U.S. associates as of the end of fiscal 2024:

Associate Population	Race/Ethnicity			Gender
	% Minority	% White	% Undisclosed	% Female	% Male	% Undisclosed
U.S. Workforce	50%	48%	2%	36%	63%	1%
U.S. Managers & Above (1)	39%	60%	1%	34%	65%	1%
U.S. Officers	27%	72%	1%	32%	68%	1%
————
(1)    Does not include officers.
Note: Certain percentages in these tables may not sum to totals due to rounding.
Talent Attraction and Development. As we attract and hire new associates, we strive to create a customer-like experience for jobseekers by focusing on speed and personalization as they progress through the steps of our recruiting process. Our careers website personalizes the user’s experience based on jobseeker location and searching behavior. Jobseekers can also apply for roles from anywhere using desktop or mobile devices. Once a jobseeker has applied for a role and has been selected to move forward in the recruiting process, we provide self-service for many of our positions by allowing jobseekers to schedule or reschedule pre-hire activities directly from their mobile device.
We offer our associates the opportunity to benefit from robust development opportunities. Our Home Depot University, or “HDU,” program, is a key part of this development, offering relevant content through multiple platforms, including instructor-led classes, e-learning, mobile learning, and additional online resources. We also invest in ongoing growth and development by providing coaching through continuous leader support and empowering our associates to learn new skills at their own pace through mobile applications our associates can access at any time. We equip our leaders with the tools they need to develop themselves and their teams through several programs designed to help them lead effectively, empower their teams, and serve as mentors for our associates. We continually assess and refine our leadership structure throughout the organization to allow our associates to focus on training and development and better serve our customers.
Associate Engagement. Associate engagement is the emotional commitment associates have to The Home Depot. It is vital to our culture and to our success. We create an engaging workplace by continuously listening to and acting on associate feedback. We provide several pulse check surveys to associates throughout the year that help us determine how emotionally connected those associates are to our customers, the Company, their jobs, fellow associates, and leaders. In addition, our annual Voice of the Associate survey serves as our primary means of gauging associates’ level of engagement within their roles. We use the feedback from these surveys to help improve the overall associate experience. We also maintain digital associate engagement platforms that link associates with common interests and fuels connections to co-workers and Company leaders. Additionally, we have a number of programs to recognize stores and individual associates for exceptional customer service and demonstrating our core values.
Respect For All People. We strive to maintain a culture that welcomes everyone, and we believe it helps us achieve our business goals by driving excellent customer service and innovation, empowering our associates to thrive and excel, and enriching the communities in which we operate. This includes creating an environment where our associates feel valued and respected and providing equal opportunity for all of our associates.
Compensation and Benefits. Consistent with our core values, we take care of our people by offering competitive compensation and comprehensive benefits programs. We continuously make wage investments to ensure our compensation packages reflect the evolving circumstances across our markets. Our profit-sharing programs for hourly associates also provide awards for performance against our business plan. Our associates can take advantage of a range of benefits, including healthcare and wellness programs, vacation and leave of absence benefits, including parental leave and paid sick/personal time off, a 401(k) match, our ESPPs, personal finance education and advisory services, assistance programs to help with managing personal and work-life challenges, family support programs, and educational assistance.

Fiscal 2024 Form 10-K	8

Operate Sustainably
We have a long-standing commitment to reduce the impact that our operations and products have on the environment, which we believe helps make our business stronger, more agile, and more resilient. This approach extends from the products and services we offer to our customers; to our store construction, maintenance and operations; to our supply chain and packaging initiatives; to our responsible sourcing program. As we strive to operate sustainably, we focus on sourcing products responsibly, protecting our business operations from climate-related risks, and reducing our environmental impact.
Strengthen Our Communities
One of our core values is “Giving Back,” and we support our communities in a number of ways. The Home Depot Foundation, a nonprofit supported by Home Depot, focuses on improving the homes and lives of U.S. veterans, assisting communities affected by natural disasters, and training skilled tradespeople to fill the labor gap. The Company and The Home Depot Foundation are partnering with industry leaders on training programs to train the next generation of skilled tradespeople and help them find careers in the home improvement industry through our Path to Pro programs, which include a career networking site to connect skilled tradespeople to industry Pros. Our Team Depot associate volunteers also extend the mission of The Home Depot Foundation in communities across the country, donating thousands of volunteer hours each year to serve the needs of our communities. We also partner with a variety of suppliers and organizations to further support our efforts to strengthen the communities in which our customers and associates live.
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
AVAILABLE INFORMATION
Our primary internet website is www.homedepot.com. We make available on the Investor Relations section of our website, free of charge, our Annual Reports to shareholders, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and Forms 3, 4 and 5 for our directors and certain of our officers, and amendments to those reports, as soon as reasonably practicable after filing such documents with, or furnishing such documents to, the SEC.
We include website addresses throughout this report for reference only. The information contained on these websites, including any document posted on or accessible through them, is not incorporated by reference into this report.
Item 1A. Risk Factors.
Our business, results of operations, cash flows, financial condition and prospects are subject to numerous risks and uncertainties. In connection with any investment decision with respect to our securities, you should carefully consider the following risk factors, as well as the other information contained in this report and our other filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impact our business operations. Should any of these risks materialize, our business, results of operations, cash flows, financial condition and prospects could be negatively impacted, which in turn could affect the trading value of our securities. You should read these Risk Factors in conjunction with Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes in Item 8.
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

Fiscal 2024 Form 10-K	9

with specialty design stores, showrooms, discount stores, paint stores, specialty and mass digital retailers, warehouse clubs, MRO distributors, national and local wholesale supply distributors, home décor retailers, and other retailers, as well as with providers of home improvement services and tool and equipment rental. The internet facilitates competitive entry, price transparency, and comparison shopping, increasing the level of competition we face.
We compete primarily based on customer experience; price; quality; product availability, assortment, and innovation; and delivery options and capabilities, both in-store and online. We also compete based on store and branch location and appearance, presentation of merchandise, and ease of shopping experience throughout every step of the project, from inspiration and research to any post-purchase support. Our Pros also look for dedicated sales support, competitive credit and pricing options, project planning tools, product depth and job lot quantities, particularly for their complex purchase needs. Furthermore, with respect to delivery options, customers are seeking faster and/or guaranteed delivery times, low-price or free shipping, and/or convenient pickup options. Our ability to be competitive on delivery and pickup times, options and costs depends on many factors, including leveraging the momentum of our investments in our supply chain and our interconnected retail capabilities to further enhance the customer shopping experience. Failure to successfully manage these factors and offer competitive delivery and pickup options could negatively impact the demand for our products and services and our profit margins.
We use our marketing, advertising and promotional programs to drive customer traffic and compete more effectively, and we must regularly assess and adjust our efforts to address changes in the competitive landscape. Intense competitive pressures from one or more of our competitors, such as through aggressive promotional pricing or liquidation events, or our inability to adapt effectively and quickly to a changing competitive landscape, could adversely affect our prices, our margins, or demand for our products and services. If we are unable to timely and appropriately respond to these competitive pressures, including through the delivery of a superior interconnected customer experience or through maintenance of effective sales and marketing, advertising or promotional programs leveraging both our digital and physical platforms, our market share and our financial performance could be adversely affected. If we experience inflation or deflation at a level beyond our ability to respond effectively, we may not be able to adjust prices to sufficiently offset the effects without negatively impacting demand or margins, as applicable, or it may adversely affect our ability to compete based on price.
We may not timely identify or effectively respond to customer needs, expectations or trends, which could adversely affect our relationship with our customers, the demand for our products and services, and our market share.
The success of our business depends in part on our ability to identify and respond promptly to evolving trends in demographics; shifts in customer preferences, expectations and needs; changes in the macroeconomic or political environment; and unexpected weather conditions, natural disasters, or public health issues (including pandemics and related impacts) that impact our customers, while also managing appropriate inventory levels in our stores, branches and distribution or fulfillment centers and maintaining an excellent customer experience. It is difficult to successfully predict the products and services our customers will demand. As our customers expect a more personalized experience, our ability to collect, use, retain, and protect relevant customer data is important for effectively meeting their expectations. Our ability to collect and use that data, however, is subject to a number of external factors, including the impact of legislation or regulations governing data privacy, data-driven technologies such as artificial intelligence, and data security, as well as customer expectations around data collection, retention, and use. In addition, each of our primary customer groups has different needs and expectations, many of which evolve as the demographics in a particular customer group change. Customer preferences and expectations related to sustainability of products and operations are also changing. If we do not successfully differentiate the shopping experience to attract our customers and meet their individual needs and expectations, it may adversely impact our sales or our market share.
Customer expectations about the methods by which they purchase and receive products or services are also becoming more demanding. Customers routinely and increasingly use technology and a variety of electronic devices and digital platforms to rapidly compare products and prices, read product reviews, determine real-time product availability, and purchase products, and new channels and tools to enhance the customer experience appear and change rapidly. Our Pros also look for additional capabilities, including dedicated sales support, competitive credit and pricing options, project planning tools, and product depth and job lot quantities, particularly for their complex purchase needs. Once products are purchased, customers seek alternate options for delivery of those products, including advance ordering through digital platforms for Pros, and they often expect quick, timely, and low-price or free delivery and/or convenient pickup or delivery options. We must continually anticipate and adapt to these changes in the shopping and purchasing process by continuing to adjust and enhance the online and in-store customer experience as well as our delivery options. The coordinated operation of our network of physical

Fiscal 2024 Form 10-K	10

stores, branches, distribution facilities, and online platforms is fundamental to the success of our interconnected strategy. We cannot guarantee that our current or future fulfillment options will be maintained and implemented successfully or that we will be able to meet customer expectations on delivery or pickup times, options and costs. In addition, as our customers continue to leverage our enhanced interconnected shopping and fulfillment options, a greater concentration of online sales with direct fulfillment could result in a reduction in the amount of traffic in our stores, which would, in turn, reduce the opportunities for cross-selling of merchandise that such traffic creates and could reduce our overall sales and adversely affect our financial performance. A greater concentration of online sales with direct fulfillment could also result in higher costs for delivery, potentially impacting our profit margins.
Failure to provide a relevant and effective customer experience in a timely manner that keeps pace with technological developments and dynamic customer expectations; to maintain appropriate inventory; to provide quick and low-price or free delivery alternatives and convenient pickup options; to differentiate the customer experience for our primary customer groups; to effectively implement an increasingly localized merchandising assortment; or to otherwise timely identify or respond to changing customer preferences, expectations and home improvement needs could adversely affect our relationship with our customers, the demand for our products and services, and our market share.
A positive brand and reputation are critical to our business success, and, if our brand and reputation are damaged, it could negatively impact our relationships with our customers, associates and jobseekers, suppliers, vendors, shareholders, regulators, and the communities we serve, and, consequently, our business, results of operations and the price of our stock.
Our brand and reputation are critical to attracting customers, associates and jobseekers, suppliers and vendors to do business with us. We must continue to manage and protect our brand and reputation. Negative incidents can erode trust and confidence quickly, and adverse publicity about us, regardless of its accuracy or the reputability of its source, could damage our brand and reputation; undermine our customers’ confidence in us; reduce demand for our products and services, including as a result of boycotts; affect our ability to recruit, engage, motivate and retain associates; attract regulatory scrutiny, investigations or litigation; and impact our relationships with current and potential suppliers and vendors. Our suppliers’ and vendors’ business practices and positions may also be attributed to us, regardless of the Company’s actions, meaning the actions of third parties pose similar risks to our brand and reputation. Partnerships with celebrities and social media content creators may also expose us to brand and reputational risks. Further, our actual or perceived position or lack of position on social, environmental, governance, political, public policy, economic, geopolitical, or other sensitive issues, and any perceived lack of transparency about those matters, could harm our reputation with certain groups and attract regulatory scrutiny, investigations, litigation, or boycotts. In addition, we could be criticized for the scope or nature of initiatives or goals related to these matters, or for any revisions to or failure to achieve these goals on a timely basis or at all. If data, processes, and reporting related to these matters are incomplete or inaccurate, we could face regulatory scrutiny, litigation and/or adverse reputational impacts. Customers are also increasingly using social media to provide feedback and information about the Company, including our products and services, in a manner that can be quickly and broadly disseminated. Negative sentiment about the Company shared over social media, or misinformation from fraudulent accounts impersonating the Company, could impact our brand and reputation, whether or not it is based in fact.
The execution of initiatives to implement our interconnected retail strategy could adversely impact our business operations or financial results, and these initiatives might not provide the anticipated benefits.
Over the past several years, we have made significant investments to execute our interconnected retail strategy, including enhancing and expanding our supply chain, developing differentiated capabilities for our customers, expanding our store base, and making strategic acquisitions. These investments are designed to streamline our operations to allow our associates to continue to provide high-quality service to our customers; simplify customer interactions; provide our customers with a more interconnected shopping experience; expand our sales to Pros and better address their complex purchase needs; and create the fastest, most efficient, and most reliable delivery network for home improvement products. Executing our interconnected retail strategy requires continual investment in our operations and information technology systems, as well as the development and execution of new processes, systems and support. Investment in our supply chain also involves significant real estate projects as we expand our distribution network, requiring us to identify and secure available locations with appropriate characteristics needed to support the different types of facilities. In addition, our stores are a key element of our interconnected retail strategy, serving as the hub of our customers’ interconnected shopping experience. We have an aging store base that requires maintenance, investment, and space reallocation initiatives to deliver the shopping experience that our customers desire. We also need to identify and secure available locations with appropriate characteristics for new stores and branches to ensure we can continue to serve our customers effectively.

Fiscal 2024 Form 10-K	11

We must effectively manage the volume, timing, nature, location, and cost of our investments, projects and changes. Failure to continue to make investments to effectively support our strategy and to implement or integrate those investments in the right manner and at the right pace could adversely impact our business operations or financial results. The cost and potential problems, defects of design, and interruptions associated with the implementation of these initiatives, including those associated with managing third-party service providers, employing new online tools and services, implementing new technologies using artificial intelligence, implementing and restructuring support systems and processes, securing appropriate store and other facility locations, and addressing impacts on inventory levels, could disrupt or reduce the efficiency of our operations in the near term, lead to product availability issues, create complexity in our systems and operations and impact our profitability. Our investments to enhance our interconnected shopping experience, including investments in our store base, supply chain, and capabilities, might not provide the anticipated benefits, or might take longer than expected to complete, integrate or realize anticipated benefits, each of which could adversely impact our competitive position and our financial condition, results of operations, or cash flows.
If we are unable to effectively manage and expand our alliances and relationships with certain suppliers of both brand name and proprietary products, we may be unable to effectively execute our strategy to differentiate ourselves from our competitors.
As part of our focus on product differentiation, we have formed strategic alliances and exclusive relationships with certain suppliers to market products under a variety of well-recognized brand names. We have also developed relationships with certain suppliers to allow us to market proprietary products that are comparable to national brands. Our proprietary products differentiate us from other retailers and generally carry higher margins than national brand products. If we are unable to manage and expand these alliances and relationships, maintain favorable terms with current suppliers, or identify alternative sources for comparable brand name and proprietary products, we may not be able to effectively execute product differentiation, which may impact our sales and gross margin. Our suppliers’ business practices and positions may also be attributed to us, regardless of the Company’s actions, meaning that controversies regarding our suppliers of brand name or proprietary products pose risks to our reputation and brand, and could require us to quickly identify alternative sources for comparable products.
Our strategic transactions involve risks, which could have an adverse impact on our business, financial condition and results of operations, and we may not realize the anticipated benefits of these transactions.
We regularly consider and enter into strategic transactions, including mergers, acquisitions, investments, alliances, and other growth and market expansion strategies, such as our acquisition of SRS in the second quarter of fiscal 2024. We generally expect that these transactions will result in sales increases, cost savings, synergies, enhanced capabilities or various other benefits. Assessing the viability and realizing the benefits of these transactions is subject to significant uncertainty. For each of our acquisitions, we need to determine the appropriate level of integration of the target company’s products, services, associates, and information technology, financial, human resources, compliance, and other systems and processes, and then successfully manage that integration into our corporate structure. Integration is a complex and time-consuming process, and if the integration is not fully successful or is delayed for a material period of time, we may not achieve the anticipated synergies or benefits of the acquisition. In addition, the integration of businesses may create increased complexity in our financial systems, internal controls, technology and cybersecurity systems, and operations and may make them more difficult to manage. Even if the target companies are successfully integrated, the acquisitions may fail to further our business strategy as anticipated, expose us to increased competition or challenges with respect to our products or services, and expose us to additional risks and liabilities. Strategic transactions may also be subject to significant regulatory uncertainty. The changing regulatory landscape may result in additional costs or delays that affect the anticipated outcome of a transaction, including as a result of the enforcement environment. Any failure in the execution of a strategic transaction or investment, our approach to the integration of an acquired asset or business, or achievement of synergies or other benefits could result in slower growth, higher than expected costs, the recording of an impairment of goodwill or other intangible assets or restructuring costs, and other actions which could adversely affect our business, financial condition and results of operations.
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

Fiscal 2024 Form 10-K	12

controlling labor costs is subject to numerous external factors, including increased market pressures with respect to prevailing wage rates, unemployment levels, and health and other insurance costs; the impact of legislation or regulations governing labor relations, employment, immigration, minimum wage, and healthcare benefits; changing demographics and expectations among the workforce; public health concerns; and our reputation within the labor market. We also compete with other retail businesses for many of our associates in hourly positions, and we invest significant resources in training and motivating them to maintain a high level of job satisfaction. These positions often have high turnover rates, which can lead to increased training and retention costs, particularly in a competitive labor market. We have faced and may continue to face additional challenges in recruiting and retaining associates due to wage pressure; flexible scheduling needs; health and safety concerns; and challenges related to a remote or hybrid working environment for associates who work in our store support centers. These factors, together with competition among potential employers, have resulted in and may continue to result in increased compensation costs, and/or may impair our ability to recruit and retain associates, which could have an adverse impact on our business operations, financial condition and results of operations. A limited number of our associates at SRS are represented by labor unions, and we are also subject to labor union efforts to organize groups of our associates from time to time. If successful, those organizational efforts may decrease our operational flexibility and efficiency, and/or otherwise negatively impact our operations or reputation.
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
Additionally, our ability to successfully execute organizational changes, including management transitions within the Company’s senior leadership, and to effectively motivate and retain associates is critical to our business success. If we are unable to attract, develop or retain qualified associates, or manage leadership transitions successfully, our ability to effectively manage our strategy may be negatively impacted, the quality of service we provide to our customers may decrease, and our financial performance may be adversely affected.
A failure of one or more key information technology systems or processes could adversely affect our business, financial results, and reputation.
We rely extensively on information technology systems and related personnel to collect, use, retain, manage, transmit, and protect transactions and data. Some of these systems are managed or provided by third-party service providers, including certain cloud platform providers. In managing our business, we also rely heavily on the integrity of, security of, and consistent access to, systems that provide operational and financial data and capabilities related to sales (both in store and online), customer data, supplier data, associate data, job applicant data, partner data, demand forecasting, merchandise ordering, inventory replenishment, supply chain management, payment processing, order fulfillment, customer service, and post-purchase matters. For these information technology systems, applications, and processes to operate effectively, we or our service providers must maintain and update them. Delays in the maintenance, updates, upgrading, or patching of these systems, applications or processes, as well as the actions taken to maintain, update, upgrade and patch, could, and on occasion have, impaired their operation and effectiveness or exposed us to security risks. Our systems and the third-party systems with which we interact, as well as any systems those third parties utilize, are subject to, and on occasion have experienced, damage, interruption, or malicious activity from a number of causes, including power and other critical infrastructure outages; computer and telecommunications failures; computer viruses; data or security breaches; internal or external data theft or misuse; cyber-attacks, including the use of malicious codes, worms, phishing, smishing, vishing, spyware, denial of service attacks, and ransomware; responsive containment measures by us that may involve voluntarily taking systems offline; natural disasters and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, or other extreme weather events; public health concerns, such as pandemics and quarantines; geopolitical or military conflicts, acts of war, terrorism or civil unrest; other systems outages; inadequate or ineffective redundancy; and design or usage errors or malfeasance by our associates, contractors or third-party service providers. In addition, as more business activities have shifted online, and as many of our store support associates continue to work in a remote or hybrid environment, we face an increased risk due to the potential failure of internal or external information technology infrastructure as well as increased cybersecurity threats and attempts to breach our security networks.
Although we and our third-party service providers seek to maintain our respective systems effectively and to successfully address the risk of compromise of the integrity, security and consistent operations of these systems, such efforts are not always successful. As a result, we or our service providers could experience, and on occasion have experienced, errors, interruptions, delays or cessations of service in key portions of our information technology

Fiscal 2024 Form 10-K	13

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
In addition, we are currently making, and expect to continue to make, substantial investments in our information technology systems, infrastructure and personnel, in certain cases with the assistance of strategic partners and other third-party service providers. These investments involve replacing existing systems, some of which are older, legacy systems that are less flexible and efficient, with successor systems; outsourcing certain technology and business processes to third-party service providers; making changes to existing systems, including the migration of applications to the cloud; maintaining or enhancing legacy systems that are not currently being replaced; designing or cost-effectively acquiring new systems with new functionality; or testing the use and incorporation of artificial intelligence, including generative artificial intelligence. These efforts could result, and on occasion have resulted, in significant potential risks, including failure of the systems to operate as designed, unexpected impacts on related systems or processes, potential loss or corruption of data, failures in security processes and internal controls, cost overruns, implementation delays or errors, disruption of operations, and the potential inability to meet business and reporting requirements. Any system implementation and transition difficulty may result in operational challenges, security or internal control failures, reputational harm, lost sales, increased costs, or other financial losses that could adversely affect our business, our relationships with our customers, and results of operations.
Disruptions in our customer-facing technology systems could impair our interconnected retail strategy and give rise to negative customer experiences.
Through our information technology systems, we are able to provide an improved overall shopping and interconnected experience that empowers our customers to shop and interact with us from a variety of electronic devices and digital platforms at each stage of their shopping journey. We use our digital platforms as sales channels for our products and services, as methods of providing inspiration, and as sources of product, project, and other relevant information to our customers to help drive sales. In addition to supporting our DIY and DIFM customers, we make other resources available that are designed to help serve the needs of Pros working on complex projects. We also have multiple online communities, digital platforms, and knowledge centers that allow us to inform, assist and interact with our customers. The retail industry is continually evolving and expanding, with a significant increase in sales initiated online and via mobile applications in recent years. We may not be successful at managing this increased volume and related delivery options without interruption in the future. Additionally, we must effectively respond to new developments and changing customer preferences with respect to a complex, evolving digital and interconnected experience. We continually seek to enhance all of our online and digital platforms to provide a personalized, user-friendly interface for our customers. Disruptions, delays, failures or other performance issues with our customer-facing technology systems, either due to increased volumes, system modifications, cybersecurity incidents or attacks, information technology outages or other interruptions; or other factors, or a failure of these systems to meet our or our customers’ expectations, could impair the value they provide, adversely impact our sales, and negatively affect our relationship with our customers.
Disruptions in our supply chain and other factors affecting the availability and distribution of our merchandise could adversely impact our business, financial results, and reputation.
Disruptions within our logistics or supply chain network, such as the industry-wide supply chain challenges that resulted from the COVID-19 pandemic, have in the past and may in the future adversely affect our ability to receive and deliver inventory in a timely manner, impair our ability to meet customer demand for products, and result in lost sales, increased supply chain costs, and/or damage to our reputation. Such disruptions may result, and on occasion have resulted, from damage or destruction to our distribution or fulfillment centers or those of our supply chain service providers; weather-related events; cybersecurity incidents or attacks; information technology outages or other interruptions; natural disasters; international trade disputes, trade policy changes or restrictions, or import- or export-related governmental sanctions or restrictions; customs actions, including regulatory enforcement inquiries, holds, detentions, and exclusions; quotas, tariffs or other import-related taxes; strikes, lock-outs, work stoppages or slowdowns; shortages of supply chain labor, including truck drivers; shipping capacity constraints, including shortages of related equipment; raw material or other shortages; third-party contract disputes or inability to maintain favorable contract terms; supply or shipping interruptions or costs; increased costs or unavailability of fuel; geopolitical or military conflicts or acts of war, as well as any related sanctions or other government or private responses; acts of terrorism; public health issues, including pandemics or quarantines and other related impacts; civil unrest; or other factors beyond our control. In recent years, ports in the U.S. and elsewhere have been

Fiscal 2024 Form 10-K	14

impacted by capacity constraints, port congestion and delays, periodic labor disputes, strikes, security issues, weather-related events, and natural or man-made disasters.
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
We and our suppliers have experienced, and may continue to experience, labor shortages at some of our distribution and fulfillment centers both due to the competitive labor market and unexpected events such as pandemics and quarantines. Such labor shortages, whether temporary or sustained, may adversely impact the flow or availability of products to our stores and customers.
Any of these circumstances could impair our ability to meet customer demand for products and result in lost sales, increased supply chain costs, or damage to our reputation, any of which could negatively impact our business performance or financial condition.
Failure to maintain a safe and secure shopping and working environment may adversely impact sales, costs, the customer and associate experience, and our brand and reputation.
Our customers and associates expect a safe environment in which to shop and work, and maintaining that environment helps protect against loss or theft of our inventory (also called “shrink”). Like other retailers, we have seen heightened shrink in recent years, particularly as a result of organized retail crime. While we have a number of initiatives underway to address shrink, minimize theft, and maintain safety in and around our stores and other facilities, these efforts require operational changes that may increase costs and reduce margins, and they may negatively impact the customer or associate experience. Furthermore, an unsafe environment or negative incidents in or around our stores and other facilities may erode trust and confidence with customers, associates, or jobseekers, which can adversely impact sales, associate morale and retention, and our brand and reputation.
If our efforts to maintain the privacy and security of customer, associate, job applicant, business partner, and Company information are not successful, we could incur substantial costs and reputational damage and could become subject to litigation and enforcement actions.
Our business, like that of most retailers, involves the collection, use, retention, management, transmission, and deletion of personal information (including identifiers, localization, internet activity, preferences, and payment information) from our customers, associates, job applicants, and business partners, as well as confidential Company information. We also work with third-party service providers that provide technology, systems and services that we use in connection with the handling of information. Our information systems, and those of our third-party service providers, are vulnerable to continually evolving data protection and cybersecurity risks. Unauthorized parties, including criminal threat actors, nation-states, or insiders (including associates or contractors engaged in fraudulent or malicious activities), have in the past gained access, and will continue to attempt to gain access, to these systems and data through technical vulnerabilities, breach of security policies, fraud or other means of deceiving or coercing our associates, contractors or third-party service providers, which could jeopardize the confidentiality, integrity, or availability of such information systems or data that we may handle. Hardware, software or applications we develop or obtain from third parties may contain, and on occasion have contained, exploitable vulnerabilities, bugs, or defects in design, maintenance or manufacture or other problems that could unexpectedly compromise information security. We have experienced and continue to face the ongoing risk of exploitation of our software providers and our software development and implementation process, including from coding and process vulnerabilities and the installation of so-called back doors that provide unauthorized access to systems and data, and through unauthorized access to or theft of our intellectual property. The continued availability of remote or hybrid working arrangements has also expanded the possible attack surface areas and increased risks posed by insider threats, as our interactions with associates, contractors and third-party service providers increasingly occur on information systems, networks and environments over which we have less control and which may be more difficult to monitor. In addition, the risk of cyber-attacks has increased in connection with geopolitical conflicts and ongoing trade and diplomatic tensions. In light of the conflicts in Europe and the Middle East and other geopolitical events, nation-state actors or their supporters and other politically-motivated actors may launch retaliatory cyber-attacks, and may attempt to cause supply chain and other third-party service provider disruptions, or take other geopolitically-motivated retaliatory actions that may disrupt our business operations, result in data compromise, or both. Nation-state actors have in the past carried out, and may in the future carry out, cyber-attacks to achieve their

Fiscal 2024 Form 10-K	15

aims and goals, which may include espionage, monetary gain, disruption, and destruction. Similarly, there may be increased activities by organized or coordinating groups of cyber criminals who seek to attack larger organizations’ data or systems for their own aims and goals, which can include financial gain. Because the techniques threat actors use to obtain unauthorized access, disable or degrade service, or sabotage systems, including use of stolen passwords, social engineering, phishing, smishing, vishing, identity spoofing (including through the use of emerging technologies such as deep fakes), ransomware or other disruptive and destructive malware, supply chain compromises, insider threats, and man-in-the-middle and denial of service attacks, change frequently and may not immediately produce signs of anomalous activity or compromise, we may be unable to anticipate or detect these techniques or implement adequate preventative measures.
The ever-evolving cybersecurity threat landscape means that we and our third-party service providers and business partners must continually evaluate and adapt our respective systems and processes and overall security environment, as well as those of companies we or they acquire. There is no guarantee that the measures we take will be adequate to safeguard against all threats, including vulnerabilities, data security breaches, system compromises or misuses of data. As we have experienced in the past, any significant compromise or breach of our data security, whether external or internal, or misuse of customer, associate, job applicant, business partner, or Company data, could result in significant costs, including costs to investigate, mitigate, and remediate, as well as lost sales, fines, lawsuits, regulatory investigations, and damage to our reputation. Additionally, as we have experienced in the past, we or our third-party service providers may not discover any security breach, vulnerability or compromise of information for a significant period of time after the occurrence of a security incident. When our systems or those of our third-party service providers on which we rely are breached or attacked, we may also suffer, and on some occasions have suffered, an outage, failure, or unavailability of data or information technology systems, and interruptions to our business operations while such breach or attack is being remedied; this may impact data or systems operated by us or by third-party service providers. Furthermore, our cyber insurance coverage may not be adequate for liabilities or costs actually incurred, and we cannot be certain that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage of a future claim.
Data governance failures can also adversely affect our reputation and business. Our business depends on our customers’, associates’, job applicants’, contractors’, and business partners’ willingness to entrust us with their personal information. Events that adversely affect that trust, including inadequate disclosure to our customers, associates, job applicants, contractors, or business partners of our uses of their information or failing to keep our information technology systems and our customers’, associates’, job applicants’, contractors’, and business partners’ personal information secure from significant attack, theft, damage, loss or unauthorized disclosure or access, whether as a result of our action or inaction (including human error or malfeasance) or that of our service providers or other third parties, could adversely affect our brand and harm our reputation.
The regulatory environment related to data privacy and cybersecurity is constantly changing, with new and increasingly rigorous requirements applicable to our business. The implementation of these requirements has also become more complex. Maintaining our adherence to evolving data privacy and cybersecurity regulatory requirements, including state privacy laws, requires significant effort and cost, requires changes to our business practices, and may limit our ability to collect and use certain data for our business operations, including to support the customer experience. In addition, many regulators have indicated an intention to take more aggressive enforcement actions regarding data privacy and cybersecurity matters, and private litigation resulting from such matters is increasing and resulting in progressively larger judgments and settlements. As we have experienced in the past, failure to comply with applicable requirements could subject us to fines, sanctions, governmental investigations, or lawsuits, which could lead to negative publicity and reputational harm, and may cause customers to lose confidence in the effectiveness of our cybersecurity measures, data privacy practices, or our business more generally.
We are subject to payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability, and potentially disrupt our business.
We accept payments using a variety of methods, including credit and debit cards, our PLCCs, cash, electronic payments, checks, digital wallets, loan programs including installment loans, trade credit, and gift cards, and we may offer new payment options over time. Acceptance of these payment options subjects us to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. These rules and requirements may change over time or be reinterpreted, making compliance more difficult, costly, or uncertain. For certain payment methods, including credit and debit cards, we pay interchange fees and other costs to accept these payments, and we may also incur losses, all of which may increase over time and raise our operating costs.

Fiscal 2024 Form 10-K	16

We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, and other forms of electronic payment. If these companies become unable to provide these services to us, or if their systems are compromised or do not operate as intended, it could disrupt our business. The payment methods that we offer, and the selling channels in which we operate, also subject us to fraud and theft by threat actors, who are becoming increasingly more sophisticated, including by using means such as artificial intelligence, seeking to obtain unauthorized access to or exploit weaknesses that may exist in our sales, payments, and payment processing systems. If we fail to comply with applicable rules or requirements for the payment methods we accept, or if payment-related data is compromised due to a breach or misuse of data, we may be liable for costs incurred by payment card issuing banks and other third parties or we may be subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments may be impaired.
Trade credit offerings are an important part of serving Pros, including SRS customers, and we anticipate expanding our Pro House Account trade credit program as we further develop our capabilities. If we fail to offer attractive terms or services, or employ underwriting criteria that are not competitive, our ability to grow our sales to these Pros may be adversely impacted. If our Pros are unable to make their payments, we may experience an increase in our losses. In addition, our customers could lose confidence in certain payment types, or may expect or demand payment methods that we do not currently offer, which could result in competitive disadvantages or require a shift to other payment types or potential changes to our payment systems that may result in higher costs or present other risks. As a result, our business and operating results could be adversely affected.
Our business is subject to seasonal influences, and uncharacteristic or significant weather conditions, climate change, natural disasters, as well as other catastrophic or uncharacteristic events, could impact our operations and financial results.
Natural disasters, such as hurricanes, tropical storms, fires, floods, droughts or water scarcity, tornadoes, and earthquakes; unseasonable, unexpected or extreme weather conditions; acts of terrorism or violence, including active shooter situations; public health concerns, such as pandemics and quarantines and related impacts; civil unrest; geopolitical or military conflicts or acts of war, as well as any related sanctions or other government or private responses; or similar disruptions and catastrophic events could have and on occasion have had an adverse effect on our operations and financial performance in a number of ways. These types of events can affect consumer spending and confidence and consumers’ disposable income, particularly with respect to home improvement or construction projects. They can also adversely affect our work force and prevent associates and customers from reaching our stores, branches and other facilities. They can, temporarily or on a long-term basis, disrupt or disable operations of stores, branches, other facilities and support centers, and portions of our supply chain and distribution network, including causing reductions in the availability of inventory and disruption of utility services. In addition, these events may affect our information systems and digital platforms, resulting in disruption to various aspects of our operations, including our ability to transact with customers and fulfill orders; to communicate with our stores, branches, other facilities or support centers or senior management; or to access financial or banking systems. Unseasonable, unexpected or extreme weather conditions such as excessive precipitation, warm temperatures during the winter season, or prolonged or extreme periods of warm or cold temperatures could render a portion of our inventory incompatible with customer needs and adversely impact our financial results.
Furthermore, the potential long-term impacts of climate change, whether involving physical risks (such as extreme weather conditions) or transition risks (such as regulatory or technology changes), could be widespread and unpredictable. These changes over time could affect, for example, the availability and cost of or demand for certain products, commodities, and energy (including utilities), which in turn may impact our ability to procure certain goods or services for the operation of our business at the quantities and levels we consider optimal.
As a consequence of these or other catastrophic or uncharacteristic events, we may experience interruption to our operations, increased costs, changes in customer behavior or demand, or losses of property, equipment or inventory, which would adversely affect our sales and profitability.
If we fail to identify and develop relationships with a sufficient number of qualified suppliers, or if our suppliers experience financial difficulties or other challenges, our ability to timely and efficiently access products that meet our high standards for quality could be adversely affected.
We buy our products from suppliers located around the world, who in turn procure materials from across the globe. Our ability to continue to identify and develop relationships with qualified suppliers who can satisfy our standards for quality and responsible sourcing, as well as our need to access products in a timely and efficient manner, is a significant challenge. Our ability to access products from our suppliers can be, and on occasion has been, adversely affected by economic or political instability; civil unrest; geopolitical or military conflicts or acts of war, as well as any related sanctions or other government or private responses; acts of terrorism or violence; public health issues

Fiscal 2024 Form 10-K	17

(including pandemics and related impacts); the financial instability of suppliers; suppliers’ noncompliance with applicable laws; contract disputes or inability to maintain favorable contract terms; trade restrictions; tariffs; currency exchange rates; disruptions in our suppliers’ logistics or supply chain networks or information technology systems; inability to sell certain products due to customs actions, including regulatory enforcement inquiries, holds, detentions, and exclusions; raw material or other shortages; actual, potential or perceived noncompliance with our standards for suppliers or other controversies regarding suppliers’ business practices; and other factors beyond our or our suppliers’ control. If we are unable to access products to meet our customers’ demands and expectations in a timely and efficient manner, our sales and gross margin may be adversely impacted.
Failure to achieve and maintain a high level of product and service quality and safety and ensure compliance with responsible sourcing laws and standards could damage our reputation with customers, expose us to litigation or enforcement actions, and negatively impact our sales and results of operations.
Product and service quality issues could negatively impact customer confidence in our brands and the Company. If our product and service offerings, including those of our suppliers, do not meet applicable product standards or our customers’ expectations regarding safety, quality, security, or responsible business practices, we could experience lost sales and increased costs and be exposed to legal, financial and reputational risks, as well as governmental enforcement actions. Actual, potential or perceived product safety or security concerns, including health- or privacy- related concerns, could expose, and in some cases have exposed, us to litigation or governmental enforcement actions, and could result in costly product recalls and other liabilities. For instance, certain of the Company’s suppliers have also been involved in litigation or governmental enforcement actions related to perfluoroalkyl and polyfluoroalkyl substances, also known as “PFAS,” and we could be exposed to similar actions. For any actions related to actual, potential, or perceived product-safety concerns, we may not be successful in obtaining adequate contractual indemnification and insurance coverage from our suppliers and service providers, which may result in claims having an adverse effect on our business, financial condition and results of operations. Even with adequate insurance and indemnification, our reputation as a provider of high-quality products, including both national brand names and our proprietary products, could suffer, damaging our reputation and impacting customer loyalty.
In addition, we and our customers have expectations around responsible sourcing, which has been an increasing focus of government regulators. Under the terms of our standard supplier buying agreements, our suppliers must comply with our responsible sourcing standards, which cover a variety of expectations across multiple areas, including supply chain transparency, health and safety, environmental laws and regulations, compensation, hours of work, and prohibitions on child and forced labor. Further, suppliers must comply with Company policies and applicable law, including the laws of the jurisdictions from which products and materials are sourced, regarding the sourcing of raw materials, including timber and minerals, used in our products. We have a responsible sourcing audit process, but we are also dependent on our suppliers to ensure that the products and services we provide to our customers comply with our standards and applicable law, including with respect to information provided by suppliers to government agencies about the source of the products or the constituent elements of those products. Further, the supply chain for some of the products we sell may be too attenuated for us to know with certainty the source of their components, such as timber, minerals, or other raw materials. Actual, potential or perceived supplier non-compliance with our standards or applicable law — including allegations of non-compliance raised by non-governmental organizations or in third-party reports — could, and in certain instances in the past has, exposed us to litigation or governmental enforcement actions and resulted in costly product recalls; resulted in inability to sell certain products due to failure to meet our standards or due to customs actions, including regulatory enforcement inquiries, holds, detentions, and exclusions; impacted our reputation; and resulted in termination of supplier relationships and/or other liabilities.
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

Fiscal 2024 Form 10-K	18

If we are unable to effectively manage our installation services business, we could lose sales and be subject to fines, lawsuits, reputational damage or the loss of our general contractor licenses.
We act as a general contractor to provide installation services to our DIFM customers through professional third-party licensed and insured installers. As such, we are subject to regulatory requirements and risks applicable to general contractors, which include management of background checks, licensing, permitting, and handling of environmental risks, as well as quality of work performed by our third-party installers. We have established processes and procedures to manage these requirements and manage customer satisfaction with the services provided by our third-party installers. However, as we experienced in part with the EPA investigation and the resulting consent decree in April 2021, and the subsequent discussions with the EPA regarding compliance with the consent decree, if we fail to manage these processes effectively, collect the appropriate documentation, perform regular job site inspections, or provide proper oversight of these services, we could lose sales or face fines or lawsuits, including governmental enforcement actions for violations of regulatory requirements, as well as claims for property damage or personal injury. In addition, we may suffer damage to our reputation or the loss of our general contractor licenses, which could adversely affect our business.
LEGAL, FINANCIAL, REGULATORY, GLOBAL AND OTHER EXTERNAL RISKS
Uncertainty regarding the housing and home improvement markets, economic conditions, political and social climate, public health issues, and other factors beyond our control could adversely affect demand for our products and services, our costs of doing business, and our financial performance.
Our financial performance depends significantly on the stability of the housing and home improvement markets, as well as general economic conditions, including changes in gross domestic product. Adverse conditions in or uncertainty about these markets, the economy, or the political or social climate could adversely impact, and we believe in some cases has adversely impacted, our customers’ confidence or financial condition, causing them to decide against purchasing home improvement products and services, causing them to delay purchasing decisions, or impacting their ability to pay for products and services. Other factors beyond our control – including unemployment and foreclosure rates; inventory loss due to theft (including as a result of organized retail crime); inflation or deflation; interest rate fluctuations, including central banks’ actions to control inflation; fuel and other energy costs; raw material or other shortages; labor and healthcare costs; the availability of financing; the state of the credit markets, including mortgages, home equity loans and consumer credit; changes in policy and regulations, including with respect to tax rates; prolonged government shutdowns; weather and natural disasters (including the potential impacts of climate change); acts of terrorism or violence, including active shooter situations; public health issues, including pandemics and related impacts; geopolitical or military conflicts or acts of war, as well as any related sanctions or other government or private responses; and civil unrest, could further adversely affect, and in certain cases has adversely affected, demand for our products and services, our costs of doing business, and our financial performance. For instance, a number of merchandise categories were impacted by inflation in recent years due to, among other things, global supply chain disruptions and the uncertain economic and geopolitical environment. In an effort to address inflation, central banks raised interest rates. Notwithstanding recent rate cuts, the high interest rate environment that persisted throughout fiscal 2024 has adversely impacted and may continue to adversely impact demand for larger remodeling projects. Additionally, the inflationary outlook in the U.S. is currently uncertain, and persistent or increasing inflation could lead to a reversal of recent reductions in interest rates.
Further, our specialty trade and MRO customers, who have higher spend and longer-term relationships than a typical retail customer, primarily use trade credit to finance their purchases, and some of our other Pros use trade credit in order to purchase our products. As a result, their ability to pay is highly dependent on the economic strength of the industry in their areas. If these customers are unable to repay the trade credit from us, we may face greater default risk, which could reduce our cash flow and adversely affect our results of operations.
Our costs of doing business could increase as a result of changes in, expanded enforcement of, or adoption of new federal, state, local or international laws, regulations and executive orders.
We are subject to various U.S. federal, state and local laws and regulations, as well as international laws and regulations, that govern numerous aspects of our business. In recent years, a number of new laws and regulations have been adopted, new executive orders have been announced, there has been expanded enforcement and differing interpretations of certain existing laws and regulations by federal, state, local and international agencies, and the interpretation of certain laws and regulations has become increasingly complex. These laws and regulations, and related executive orders, interpretations and enforcement activity, may change as a result of a variety of factors, including political, economic or social events. Changes in, expanded regulatory investigations or

Fiscal 2024 Form 10-K	19

enforcement of, litigation regarding, or adoption of new federal, state, local or international laws, regulations and/or executive orders governing minimum wage or living wage requirements; the classification of exempt and non-exempt employees; the distinction between employees and contractors; diversity, equity, and inclusion programs; immigration; and other human capital management matters; healthcare; data privacy, governance, and cybersecurity; the sale, marketing, sourcing, and pricing of our products; transportation, logistics and interstate delivery operations, including Department of Transportation regulations on vehicles and drivers; international trade; supply chain transparency; the sourcing of raw materials, including timber and minerals, used in our products; taxes, including changes to corporate tax rates; restrictions on carbon dioxide and other greenhouse gas emissions; competition and antitrust requirements and enforcement; sustainability programs, transparency and reporting; unclaimed property; energy costs and consumption; or hazardous waste disposal and other environmental matters, including with respect to our installation services business, could increase our costs of doing business or impact our sales, operations or profitability. While recent changes in the U.S. administration and Congress have and are expected to continue to lead to adoption and implementation of new laws, executive orders, regulations, policies, or reforms, the extent to which they will impact our business cannot be determined.
In addition, regulators, customers, shareholders, associates, and other stakeholders are increasingly focusing on cybersecurity, data privacy, human capital management and sustainability matters and related disclosures. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses, heightened risks of litigation and enforcement actions, and increased management time and attention spent complying with or meeting such regulations and expectations. Initiatives and goals related to these matters could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized or face reputational or regulatory risks regarding the accuracy, adequacy or completeness of the disclosure.
Regulators, customers, and other stakeholders are also increasingly focusing on federal, state, and local consumer-protection laws and regulations, including those that could relate to how Home Depot prices, discounts, or advertises the products that it sells. This increased attention has resulted in and may continue to result in increased general and administrative expenses, heightened risks of litigation and enforcement actions, and increased management time and attention spent on managing the Company’s response to those matters and its compliance with consumer-protection laws and regulations.
If we cannot successfully manage the challenges presented by operating in international markets, we may not be successful in our international operations and our sales and profitability may be negatively impacted.
Our ability to successfully conduct retail operations in, and source products and materials from, international markets is affected by many of the same risks we face in our U.S. operations, as well as other costs and difficulties specific to managing international operations. Our international operations, including any expansion in international markets, may be, and on occasion have been, adversely affected by local laws and customs, U.S. laws or administrative actions applicable to foreign operations and other foreign legal and regulatory constraints, as well as political, social and economic conditions. Risks inherent in international operations also include, among others, potential adverse tax consequences; international trade disputes, trade policy changes or tariffs and other import-related taxes, fees and controls; inability to sell certain products due to customs actions, including regulatory enforcement inquiries, holds, detentions, and exclusions; greater difficulty in enforcing intellectual property rights; limitations on access to ports; risks associated with the Foreign Corrupt Practices Act and local anti-bribery law compliance; geopolitical or military conflicts or acts of war, as well as any related sanctions or other government or private responses; compliance with forced labor laws; compliance with environmental and responsible sourcing laws and regulations; and challenges in our ability to identify and gain access to local suppliers. For example, trade tensions between the U.S. and China have led to a series of significant tariffs on the importation of certain product categories and tariffs have been recently proposed, and in some cases enacted, on imports from Mexico, Canada, China, and other countries. For the retail products we source, directly or indirectly, outside of the U.S., including Mexico, Canada and China, major changes in tax or trade policies, tariffs or trade relations could significantly adversely impact the cost of, demand for, and profitability of retail product sales in our U.S. or other locations. Countries outside the U.S. may also change, and on occasion have changed, their business and trade policies in anticipation of or in response to increased import tariffs and other changes in U.S. trade policy and regulations, and consumers may seek to avoid goods not sourced domestically, all of which could significantly adversely impact the cost of, demand for, and profitability of retail products in our U.S., Mexico and Canada locations. In addition, our operations in international markets create risk due to foreign currency exchange rates and fluctuations in those rates, which may adversely impact our sales and profitability.

Fiscal 2024 Form 10-K	20

The inflation or deflation of commodity and other prices could affect our prices, demand for our products, our sales and our profit margins.
Prices of certain commodity products, including lumber and other raw materials, are historically volatile and are subject to fluctuations arising from changes in domestic and international supply and demand, inflationary or deflationary pressures, labor costs, competition, market speculation, government regulations, tariffs and trade restrictions (including retaliatory tariffs), changes in trade and other policies of the U.S. and other countries due to the change in the administration in the U.S., natural disasters, geopolitical conflicts, and periodic delays in delivery. For example, conflicts in Europe and the Middle East and the related international responses have exacerbated inflationary pressures, including causing increases in commodity prices, fuel and other energy costs, and shipping costs. Rapid and significant changes in commodity and other prices, such as changes in lumber prices, and our ability to pass them on to our customers or manage them through our portfolio strategy, may be limited by the competitive environment in which we operate, and may affect the demand for our products, our sales and our profit margins. If product cost inflation exceeds our ability to manage related expenses, we may not be able to offset the increases without negatively impacting consumer demand.
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
GAAP and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, such as asset impairment, inventories, lease obligations, self-insurance, vendor allowances, tax matters, business combinations, and litigation, are complex and involve many subjective assumptions, estimates and judgments. Implementation of new accounting standards or changes in existing accounting standards or their application or interpretation, or changes in underlying assumptions, estimates or judgments, could significantly change our reported or expected financial performance or financial condition. The implementation of, or changes to, accounting standards could also require certain systems, internal processes, internal controls, and other changes that could increase our operating costs.
We are involved from time to time in a number of legal, regulatory and governmental enforcement proceedings. While we cannot predict the outcomes of those proceedings and other contingencies with certainty, certain of them could adversely affect our operations and reputation and/or increase our costs.
We are involved in a number of legal proceedings and regulatory matters, including government inquiries and investigations, and consumer, employment, tort and other litigation that arise from time to time in the ordinary course of business. Litigation is inherently unpredictable, and the outcome of some of these proceedings and other contingencies could require us to take or refrain from taking actions, which could adversely affect our operations or could result in excessive adverse verdicts, fines, or results. Additionally, as we have seen in the past, involvement in such lawsuits, investigations and inquiries, and other proceedings, as well as compliance with any settlements or consent decrees that result from those proceedings, could involve significant expense, divert management’s attention and resources from other matters, and impact the reputation of the Company.
Item 1B. Unresolved Staff Comments.
Not applicable.

Fiscal 2024 Form 10-K	21

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
Cybersecurity Risks. We have not experienced any material cybersecurity incidents in the past fiscal year. We face risks from cybersecurity threats that, if realized, may materially affect our business strategy, results of operations or financial condition. Despite our efforts, our cybersecurity risk management processes may not be fully implemented, complied with or effective in preventing or mitigating future cybersecurity risks. We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or, if realized, are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, in Part I, Item 1A. “Risk Factors.”

Fiscal 2024 Form 10-K	22

Governance
Our efforts to create a secure digital environment start with the governance and oversight of our data security and privacy policies and strategy. At the Board of Directors (the “Board”) level, cybersecurity is overseen by the Board and by the Board’s Audit Committee, which has primary responsibility for overseeing cybersecurity and privacy risks. During fiscal 2024, the Board and/or the Audit Committee received quarterly reports on privacy, data protection and/or cybersecurity matters from senior information technology (“IT”) leaders, including our Chief Information Officer (“CIO”) and CISO, as well as the Chair of our Data Security and Privacy Governance Committee (discussed below). In addition, our Board held a meeting dedicated to cybersecurity topics. Periodically, our Board receives presentations on cybersecurity matters from third-party cybersecurity experts.
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
We have three management-level committees that support our cybersecurity, privacy and data governance efforts. They are led by our Data Security and Privacy Governance Committee, which provides management-level governance over cybersecurity matters, including discussion of cybersecurity priorities, emerging risks, awareness and training programs, risk mitigation efforts, and regulatory compliance. This committee is chaired by our Vice President – Internal Audit and Corporate Compliance and is composed of a cross-functional team of senior leaders, including our CEO. The committee generally meets quarterly and is supported by our Security and Technology Risk Leadership Committee and our Privacy and Data Governance Committee. The activities of the Data Security and Privacy Governance Committee are reported to the Board or the Audit Committee by the Chair of the committee, as appropriate.
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
Item 2. Properties.
The following table presents the percentage of our owned versus leased facilities in operation within our Primary segment at the end of fiscal 2024, along with the total square footage:

square footage in millions	Owned	Leased	Total Square Footage
Stores (1)	89%	11%	243.5
Distribution and fulfillment centers and warehouses (2)	3%	97%	108.3
Offices and other (3)	27%	73%	4.7
Total Primary segment			356.5
—————
(1)Our owned stores include those subject to ground leases.
(2)We operated over 500 distribution and fulfillment centers and warehouses at the end of fiscal 2024.
(3)Our Store Support Center (corporate headquarters) is located in Atlanta, GA.
We also operated over 780 SRS branch locations throughout the U.S. at the end of fiscal 2024, the majority of which are leased.

Fiscal 2024 Form 10-K	23

The following table presents our U.S. store locations (including the Commonwealth of Puerto Rico and the territories of the U.S. Virgin Islands and Guam) within our Primary segment at the end of fiscal 2024:

U.S.	Stores	U.S.	Stores	U.S.	Stores
Alabama	28	Kentucky	14	Ohio	70
Alaska	7	Louisiana	28	Oklahoma	16
Arizona	59	Maine	11	Oregon	27
Arkansas	14	Maryland	41	Pennsylvania	71
California	247	Massachusetts	45	Puerto Rico	10
Colorado	46	Michigan	70	Rhode Island	8
Connecticut	30	Minnesota	33	South Carolina	26
Delaware	9	Mississippi	14	South Dakota	1
District of Columbia	1	Missouri	34	Tennessee	39
Florida	161	Montana	6	Texas	187
Georgia	90	Nebraska	8	Utah	24
Guam	1	Nevada	21	Vermont	3
Hawaii	8	New Hampshire	20	Virgin Islands	2
Idaho	11	New Jersey	67	Virginia	50
Illinois	76	New Mexico	13	Washington	47
Indiana	24	New York	101	West Virginia	6
Iowa	10	North Carolina	40	Wisconsin	27
Kansas	16	North Dakota	2	Wyoming	5
				Total U.S.	2,025
The following table presents our store locations outside of the U.S. within our Primary segment at the end of fiscal 2024:

Canada	Stores	Mexico	Stores	Mexico	Stores
Alberta	27	Aguascalientes	2	Nayarit	1
British Columbia	26	Baja California	8	Nuevo León	14
Manitoba	6	Baja California Sur	2	Oaxaca	1
New Brunswick	3	Campeche	2	Puebla	5
Newfoundland	1	Chiapas	2	Querétaro	6
Nova Scotia	4	Chihuahua	6	Quintana Roo	4
Ontario	88	Coahuila	5	San Luis Potosí	2
Prince Edward Island	1	Colima	2	Sinaloa	5
Quebec	22	Distrito Federal	11	Sonora	5
Saskatchewan	4	Durango	2	State of Mexico	16
Total Canada	182	Guanajuato	5	Tabasco	1
		Guerrero	2	Tamaulipas	5
		Hidalgo	1	Tlaxcala	1
		Jalisco	9	Veracruz	5
		Michoacán	4	Yucatán	2
		Morelos	3	Zacatecas	1
				Total Mexico	140

Fiscal 2024 Form 10-K	24

Item 3. Legal Proceedings.
The Company is party to various legal proceedings arising in the ordinary course of its business but is not currently a party to any legal proceeding that management believes will have a material adverse effect on our consolidated financial position or our results of operations.
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
As previously reported, in April 2021 we entered into a civil consent decree with the U.S. Department of Justice, the EPA, and the states of Utah, Massachusetts, and Rhode Island. The decree required certain changes to lead-safe work practices in our installation services business and provided for stipulated penalties for failure to perform by third-party installers. In the first quarter of fiscal 2023, the EPA informed us that it believes we owe certain penalties for violations by third-party installers of documentation requirements under the decree. We are engaged in discussions with the EPA regarding the basis for the stipulated penalties we allegedly owe under the decree. While we cannot predict the amount of stipulated penalties we may ultimately owe to the EPA under the decree, we do not expect it to have a material adverse effect on our consolidated financial condition, results of operations, or cash flows. Further, we expect to recoup any amount we ultimately owe from corresponding fines we levy against our third-party installers.
As previously reported, in December 2023, the Home Depot received a notice of violation from the State of Washington Department of Ecology (the “DOE”) alleging sales to customers in Washington of a refrigerant that was generally prohibited from retail sale by the state in 2022. In June 2024, the DOE issued Home Depot a notice of penalty assessing a civil penalty of approximately $1.6 million for the alleged violations, which we resolved and paid.
Item 4. Mine Safety Disclosures.
Not applicable.

Fiscal 2024 Form 10-K	25

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Since April 19, 1984, our common stock has been listed on the NYSE, trading under the symbol “HD.” We paid our first cash dividend on June 22, 1987 and have paid a cash dividend during each subsequent quarter. While we currently expect a cash dividend to be paid in the future, future dividend payments are subject to declaration by our Board based on our earnings, capital requirements, financial condition, and other factors considered relevant by our Board.
At March 5, 2025, there were approximately 101,000 holders of record of our common stock and approximately 5,678,000 additional “street name” holders whose shares are held of record by banks, brokers, and other financial institutions.
STOCK PERFORMANCE GRAPH
The graph and table below present our cumulative total shareholder returns relative to the performance of the S&P 500 Consumer Discretionary Distribution & Retail Index (the “S&P Retail Composite Index”) and the S&P 500 Index for the five most recent fiscal years. The graph assumes $100 was invested at the closing price of our common stock on the NYSE and in each index on the last trading day of the fiscal year ended February 2, 2020 and assumes that all dividends were reinvested on the date paid. The points on the graph represent fiscal year-end amounts based on the last trading day in each fiscal year.

	Fiscal Year Ended
	February 2, 2020	January 31, 2021	January 30, 2022	January 29, 2023	January 28, 2024	February 2, 2025
The Home Depot	$100.00	$121.58	$167.98	$148.77	$171.56	$203.78
S&P Retail Composite Index	100.00	141.39	149.72	123.99	165.17	227.91
S&P 500 Index	100.00	117.24	141.84	132.41	161.67	202.40

Fiscal 2024 Form 10-K	26

ISSUER PURCHASES OF EQUITY SECURITIES
The following table presents the number and average price of shares purchased by the Company in each fiscal month of the fourth quarter of fiscal 2024:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Dollar Value of Shares that May Yet Be Purchased Under the Program(2)(3)
October 28, 2024 – November 24, 2024	8,166	$411.08	—	$11,657,503,041
November 25, 2024 – December 22, 2024	3,650	422.79	—	11,657,503,041
December 23, 2024 – February 2, 2025	2,694	395.74	—	11,657,503,041
	14,510	411.18	—
—————
(1)These amounts include deemed repurchases pursuant to our Omnibus Stock Incentive Plan, as Amended and Restated May 19, 2022, and our 1997 Omnibus Stock Incentive Plan (collectively, the “Plans”). Under the Plans, participants surrender shares as payment of applicable tax withholding on the vesting of restricted stock. Participants in the Plans may also exercise stock options by surrendering shares of common stock that the participants already own as payment of the exercise price. Shares so surrendered by participants in the Plans are repurchased pursuant to the terms of the Plans and applicable award agreement and not pursuant to publicly announced share repurchase programs.
(2)On August 14, 2023, our Board approved a $15.0 billion share repurchase authorization that replaced the previous authorization of $15.0 billion, which was approved on August 18, 2022. The August 2023 authorization does not have a prescribed expiration date. As previously disclosed, we paused share repurchases in March 2024.
(3)Excludes excise taxes incurred on share repurchases.
SALES OF UNREGISTERED SECURITIES
During the fourth quarter of fiscal 2024, we issued 436 deferred stock units under the Home Depot, Inc. Nonemployee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of the SEC’s Regulation D thereunder. The deferred stock units were credited during the fourth quarter of fiscal 2024 to the accounts of those non-employee directors who elected to receive all or a portion of board retainers in the form of deferred stock units instead of cash. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in the plan.
During the fourth quarter of fiscal 2024, we credited 5,865 deferred stock units to participant accounts under the Restoration Plans pursuant to an exemption from the registration requirements of the Securities Act for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in these plans.
Item 6. Reserved.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion provides an analysis of the Company’s financial condition and results of operations from management's perspective and should be read in conjunction with the consolidated financial statements and related notes included in this report. The discussion in this Form 10-K generally focuses on fiscal 2024 compared to fiscal 2023. A discussion of our results of operations and changes in financial condition for fiscal 2023 compared to fiscal 2022 has been omitted from this report, but can be found in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Form 10-K for fiscal 2023.

Fiscal 2024 Form 10-K	27

EXECUTIVE SUMMARY
We reported net sales of $159.5 billion in fiscal 2024. Net earnings were $14.8 billion, or $14.91 per diluted share. Fiscal 2024 consisted of 53 weeks compared to 52 weeks in fiscal 2023. The 53rd week in fiscal 2024 added approximately $2.5 billion of net sales and increased diluted earnings per share by approximately $0.30.
During fiscal 2024, we opened ten new stores in the U.S. and two new stores in Mexico, resulting in a total store count of 2,347 at February 2, 2025. A total of 322 of our stores, or 13.7%, were located in Canada and Mexico. Total sales per retail square foot were $599.92 in fiscal 2024. Our inventory turnover ratio was 4.7 times at the end of fiscal 2024, compared to 4.3 times at the end of fiscal 2023. The increase in our inventory turnover ratio was primarily driven by lower average inventory levels within our Primary segment during fiscal 2024.
During fiscal 2024, we generated $19.8 billion of cash flow from operations, received approximately $10.0 billion of proceeds from the issuance of long-term debt, net of discounts, and received $316 million of proceeds from commercial paper borrowings, net of repayments. We utilized a combination of commercial paper borrowings and the issuance of long-term debt, together with cash on hand, to fund the acquisition of SRS, with cash purchase consideration totaling $17.7 billion. Specifically, in June 2024, leading up to the SRS acquisition on June 18, 2024, we raised commercial paper borrowings of over $15.0 billion to fund the transaction, of which approximately $10.0 billion was then immediately repaid with the proceeds from our issuance of long-term debt. We have subsequently repaid all of the commercial borrowings used to fund the acquisition and ended fiscal 2024 with $316 million of commercial paper borrowings outstanding.
During fiscal 2024, we also paid $8.9 billion in cash dividends, funded $3.5 billion in capital expenditures, repaid $1.5 billion of long-term debt, and funded $649 million of share repurchases, prior to pausing share repurchases in March 2024.
In February 2025, we announced a 2.2% increase in our quarterly cash dividend to $2.30 per share.
Our ROIC was 31.3% for fiscal 2024 and 36.7% for fiscal 2023. The decrease in ROIC was primarily driven by higher average long-term debt and higher average equity due to the financing of the SRS acquisition. See the Non-GAAP Financial Measures section below for our definition and calculation of ROIC.
SRS Acquisition
On March 27, 2024, we entered into a definitive agreement to acquire SRS, a leading residential specialty trade distribution company across several verticals serving the professional roofer, landscaper and pool contractor. On June 18, 2024, following the satisfaction or waiver of the applicable closing conditions, including receipt of the requisite regulatory approvals, the acquisition was completed and all merger consideration was transferred. We believe the acquisition of SRS will accelerate the Company’s growth with the Pro. The acquisition is expected to establish the Company as a leading specialty trade distributor across multiple verticals, complement our existing capabilities, and enable us to better serve complex project purchase occasions with the renovator/remodeler. Refer to Note 2 and Note 13 to our consolidated financial statements for further discussion of the impact of the acquisition on our consolidated financial statements.

Fiscal 2024 Form 10-K	28

RESULTS OF OPERATIONS
The following table presents the percentage relationship between net sales and major categories in our consolidated statements of earnings:

	Fiscal		Fiscal		Fiscal
	2024		2023		2022
dollars in millions	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$159,514		$152,669		$157,403
Gross profit	53,308	33.4%	50,960	33.4%	52,778	33.5%
Operating expenses:
Selling, general and administrative	28,748	18.0	26,598	17.4	26,284	16.7
Depreciation and amortization	3,034	1.9	2,673	1.8	2,455	1.6
Total operating expenses	31,782	19.9	29,271	19.2	28,739	18.3
Operating income	21,526	13.5	21,689	14.2	24,039	15.3
Interest and other (income) expense:
Interest income and other, net	(201)	(0.1)	(178)	(0.1)	(55)	—
Interest expense	2,321	1.5	1,943	1.3	1,617	1.0
Interest and other, net	2,120	1.3	1,765	1.2	1,562	1.0
Earnings before provision for income taxes	19,406	12.2	19,924	13.1	22,477	14.3
Provision for income taxes	4,600	2.9	4,781	3.1	5,372	3.4
Net earnings	$14,806	9.3%	$15,143	9.9%	$17,105	10.9%
—————
Note: Fiscal 2024 includes 53 weeks. Fiscal 2023 and fiscal 2022 include 52 weeks. Certain percentages may not sum to totals due to rounding.

				% Change
Selected financial and sales data:	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Comparable sales (% change) (1)	(1.8)%	(3.2)%	3.1%	N/A	N/A
Comparable customer transactions (% change) (1) (2)	(1.0)%	(2.9)%	(5.4)%	N/A	N/A
Comparable average ticket (% change) (1) (2) (3)	(0.9)%	(0.3)%	8.8%	N/A	N/A
Customer transactions (in millions) (2)	1,637.2	1,621.8	1,666.4	0.9%	(2.7)%
Average ticket (2) (3)	$89.31	$90.07	$90.36	(0.8)%	(0.3)%
Sales per retail square foot (2) (4)	$599.92	$604.55	$627.17	(0.8)%	(3.6)%
Diluted earnings per share (5)	$14.91	$15.11	$16.69	(1.3)%	(9.5)%
—————
(1)Does not include results from the 53rd week of fiscal 2024.
(2)Customer transactions, average ticket, and sales per retail square foot measures do not include results from HD Supply or SRS.
(3)Average ticket represents the average price paid per transaction and is used by management to monitor the performance of the Company, as it represents a primary driver in measuring sales performance.
(4)Sales per retail square foot represents sales divided by retail store square footage. Sales per retail square foot is a measure of the efficiency of sales based on the total square footage of our stores and is used by management to monitor the performance of the Company’s retail operations as an indicator of the productivity of owned and leased square footage for these retail operations.
(5)The 53rd week of fiscal 2024 increased diluted earnings per share by approximately $0.30.
FISCAL 2024 COMPARED TO FISCAL 2023
Sales
We assess our sales performance by evaluating both net sales and comparable sales.

Fiscal 2024 Form 10-K	29

Net Sales. Fiscal 2024 consisted of 53 weeks compared to 52 weeks in fiscal 2023. Net sales for fiscal 2024 increased $6.8 billion, or 4.5%, to $159.5 billion. The increase in net sales for fiscal 2024 was primarily driven by SRS, which contributed $6.4 billion of net sales during fiscal 2024, and incremental net sales of approximately $2.5 billion attributable to the additional week in fiscal 2024. This increase in net sales was partially offset by the impact of a negative comparable sales environment, primarily driven by decreases in comparable customer transactions and comparable average ticket.
Online sales, which consist of sales generated online through our websites and mobile applications for products picked up at our stores or delivered to customer locations, represented 15.1% of net sales and increased by 6.6% during fiscal 2024 compared to fiscal 2023, including the online sales attributable to the additional week in fiscal 2024.
A stronger U.S. dollar negatively impacted net sales by $298 million in fiscal 2024.
Comparable Sales. Comparable sales is a measure that highlights the performance of our existing locations and websites by measuring the change in net sales for a period over the comparable prior period of equivalent length. Comparable sales includes sales at all locations, physical and online, open greater than 52 weeks (including remodels and relocations) and excludes closed stores. Retail stores become comparable on the Monday following their 52nd week of operation. Acquisitions are typically included in comparable sales after they have been owned for more than 52 weeks. Our comparable sales results for fiscal 2024 exclude the 53rd week and compare weeks 1 through 52 in fiscal 2024 to the 52-week period reported for fiscal 2023. The method of calculating comparable sales varies across the retail industry. As a result, our method of calculating comparable sales may not be the same as similarly titled measures reported by other companies.
Total comparable sales decreased 1.8% in fiscal 2024, reflecting a 1.0% decrease in comparable customer transactions and a 0.9% decrease in comparable average ticket compared to fiscal 2023. The decrease in comparable customer transactions primarily reflects the impact of heightened macroeconomic uncertainties and other macroeconomic factors, including the impacts of a persisting high interest rate environment pressuring home improvement demand. The decrease in comparable average ticket primarily reflects price stabilization relative to last year, slightly offset by demand for new and innovative products.
For fiscal 2024, our Power and Building Materials merchandising departments posted positive comparable sales compared to fiscal 2023. All of our other merchandising departments posted negative comparable sales during fiscal 2024 compared to fiscal 2023.
Gross Profit
Gross profit increased $2.3 billion, or 4.6%, to $53.3 billion in fiscal 2024. Gross profit as a percent of net sales, or gross profit margin, was 33.4% for both fiscal 2024 and fiscal 2023, and primarily reflected lower transportation costs and lower shrink within our Primary segment, offset by the inclusion of SRS in our consolidated results.
Operating Expenses
Our operating expenses are composed of SG&A and depreciation and amortization.
Selling, General & Administrative. SG&A increased $2.2 billion, or 8.1%, to $28.7 billion in fiscal 2024. As a percent of net sales, SG&A was 18.0% in fiscal 2024 compared to 17.4% in fiscal 2023, which primarily reflects higher payroll costs, deleverage from a negative comparable sales environment and lower legal-related benefits.
Depreciation and Amortization. Depreciation and amortization increased $361 million, or 13.5%, to $3.0 billion in fiscal 2024. As a percent of net sales, depreciation and amortization was 1.9% in fiscal 2024 compared to 1.8% in fiscal 2023, primarily reflecting increased intangible asset amortization expense of $239 million, of which $218 million was related to SRS, as well as increased depreciation expense from ongoing investments in the business.
Interest and Other, net
Interest and other, net increased $355 million, or 20.1%, to $2.1 billion in fiscal 2024. As a percent of net sales, interest and other, net, was 1.3% in fiscal 2024 compared to 1.2% in fiscal 2023, primarily due to higher interest expense driven by higher long-term debt.
Provision for Income Taxes
Our combined effective income tax rate was 23.7% in fiscal 2024 compared to 24.0% in fiscal 2023.

Fiscal 2024 Form 10-K	30

Diluted Earnings per Share
Diluted earnings per share were $14.91 in fiscal 2024 compared to $15.11 in fiscal 2023. The decrease in diluted earnings per share for fiscal 2024 was primarily driven by lower net earnings during fiscal 2024, partially offset by lower diluted shares. The 53rd week increased diluted earnings per share by approximately $0.30 for fiscal 2024.
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
The following table presents the calculation of ROIC, together with a reconciliation of NOPAT to net earnings (the most comparable GAAP financial measure):

	Fiscal	Fiscal	Fiscal
dollars in millions	2024 (2)	2023	2022
Net earnings	$14,806	$15,143	$17,105
Interest and other, net	2,120	1,765	1,562
Provision for income taxes	4,600	4,781	5,372
Operating income	21,526	21,689	24,039
Income tax adjustment (1)	(5,102)	(5,205)	(5,745)
NOPAT	$16,424	$16,484	$18,294

Average debt and equity	$52,431	$44,955	$41,055

ROIC	31.3%	36.7%	44.6%
—————
Note: Fiscal 2024 includes 53 weeks. Fiscal 2023 and fiscal 2022 include 52 weeks.
(1)Income tax adjustment is defined as operating income multiplied by our effective tax rate for the trailing twelve months.
(2)Fiscal 2024 only includes operating results for SRS since the acquisition date of June 18, 2024, consistent with our consolidated financial statements.
LIQUIDITY AND CAPITAL RESOURCES
At February 2, 2025, we had $1.7 billion in cash and cash equivalents, of which $1.1 billion was held by our foreign subsidiaries. We believe that our current cash position, cash flow generated from operations, funds available from our commercial paper program, and access to the long-term debt capital markets should be sufficient not only for our operating requirements, any required debt payments, and satisfaction of other contractual obligations, but also to enable us to invest in the business, fund dividend payments, and fund any share repurchases through the next several fiscal years. In addition, we believe we have the ability to obtain alternative sources of financing, if necessary.
Our material cash requirements include contractual and other obligations arising in the normal course of business. These obligations primarily include long-term debt and related interest payments, operating and finance lease obligations, and purchase obligations. In addition to our cash requirements, we follow a disciplined approach to capital allocation. This approach first prioritizes investing in the business, followed by paying dividends, with the intent of then returning excess cash to shareholders in the form of share repurchases. In March 2024, we paused share repurchases in anticipation of the acquisition of SRS and do not have plans to resume share repurchases in fiscal 2025.

Fiscal 2024 Form 10-K	31

During fiscal 2024, we invested approximately $3.5 billion back into our business in the form of capital expenditures. In line with our expectation of approximately 2.5% of fiscal 2025 net sales, we plan to invest approximately $4 billion back into our business in the form of capital expenditures in fiscal 2025, with investments across initiatives to improve the customer experience, including through technology and development of other differentiated capabilities, to continue to mature and build out Pro capabilities, as well as to build new stores. However, we may adjust our capital expenditures to support the operations of the business, to enhance long-term strategic positioning, or in response to the economic environment, as necessary or appropriate. We may also utilize strategic acquisitions to help accelerate our strategic initiatives.
During fiscal 2024, we paid cash dividends of $8.9 billion to shareholders. In February 2025, we announced a 2.2% increase in our quarterly cash dividend from $2.25 to $2.30 per share. We intend to pay a dividend in the future; however, any future dividend is subject to declaration by our Board based on our earnings, capital requirements, financial condition, and other factors considered relevant by our Board.
In August 2023, our Board approved a $15.0 billion share repurchase authorization that replaced the previous authorization of $15.0 billion, which was approved in August 2022. The August 2023 authorization does not have a prescribed expiration date. As of February 2, 2025, approximately $11.7 billion of the $15.0 billion share repurchase authorization remained available. During fiscal 2024, we made cash payments of $649 million for repurchases of our common stock through open market purchases, prior to pausing share repurchases in March 2024 as discussed above.
DEBT
At the beginning of fiscal 2024, we had a commercial paper program that allowed for an aggregate of $5.0 billion in borrowings. In connection with our program, we had back-up credit facilities with a consortium of banks for an aggregate of $5.0 billion in borrowings, which consisted of a five-year $3.5 billion credit facility scheduled to expire in July 2027 and a 364-day $1.5 billion credit facility scheduled to expire in July 2024.
In May 2024, we increased our commercial paper program from $5.0 billion to $19.5 billion in connection with the anticipated financing of the acquisition of SRS (see Note 13 to our consolidated financial statements for details regarding the SRS acquisition). In May 2024, in connection with the increase in the commercial paper program, we entered into three additional back-up credit facilities that consisted of a 364-day $3.5 billion credit facility scheduled to expire in May 2025, a three-year $1.0 billion credit facility scheduled to expire in May 2027, and a 364-day $10.0 billion credit facility scheduled to expire in May 2025. The $10.0 billion credit facility also provided that the commitments and any borrowings under that facility would be reduced by the amount of net cash proceeds we receive from any future debt issuance.
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
In December 2024, we reduced our total credit facilities and concurrently reduced our commercial paper program, each by $2.5 billion. This reduction included terminating the three-year $1.0 billion back-up credit facility that was scheduled to expire in May 2027 and reducing the aggregate commitments under the 364-day back-up credit facility that is scheduled to expire in May 2025 from $3.5 billion to $2.0 billion. As of February 2, 2025, our commercial paper program allowed for an aggregate of $7.0 billion in borrowings and is supported by $7.0 billion of back-up credit facilities.
All of our short-term borrowings in fiscal 2024 were under our commercial paper program, and the maximum amount outstanding at any time was $15.3 billion. At February 2, 2025, we had outstanding borrowings under our commercial paper program of $316 million with a weighted-average interest rate of 4.4%, we had no outstanding borrowings under our back-up credit facilities, and we were in compliance with all of the covenants contained in our credit facilities, none of which are expected to impact our liquidity or capital resources.

Fiscal 2024 Form 10-K	32

We also issue senior notes from time to time as part of our capital management strategy. As discussed above, in June 2024, we issued $10.0 billion of senior notes in connection with the funding of the acquisition of SRS. Separately, in February 2024, we repaid $1.1 billion of senior notes at maturity. At February 2, 2025, we had an aggregate principal amount of senior notes outstanding of $51.1 billion, with $4.3 billion payable within 12 months. Future interest payments associated with these senior notes total $27.1 billion, with $2.1 billion payable within 12 months, based on current interest rates, which include the impact of our active interest rate swap agreements.
The indentures governing our senior notes do not generally limit our ability to incur additional indebtedness or require us to maintain financial ratios or specified levels of net worth or liquidity. The indentures governing our notes contain various customary covenants; however, none of the covenants are expected to impact our liquidity or capital resources. We were in compliance with all such covenants at February 2, 2025. See Note 5 to our consolidated financial statements for further discussion of our debt arrangements.
LEASES
We use operating and finance leases largely to obtain a portion of our real estate, including our stores, distribution centers, and store support centers. At February 2, 2025, we had aggregate remaining lease payment obligations of $15.2 billion, with $2.0 billion payable within 12 months. Aggregate lease obligations include approximately $560 million of obligations related to leases not yet commenced. See Note 3 to our consolidated financial statements for further discussion of our operating and finance leases.
PURCHASE OBLIGATIONS AND OTHER
Purchase obligations include all legally binding contracts such as firm commitments for inventory purchases, media and sponsorship spend, software and license commitments, and legally binding service contracts. We issue inventory purchase orders in the ordinary course of business, which are typically cancellable by their terms, therefore we do not consider purchase orders that are cancellable to be firm inventory commitments. At February 2, 2025, we had aggregate purchase obligations of $2.4 billion, with $1.1 billion payable within 12 months.
At February 2, 2025, we had aggregate liabilities for unrecognized tax benefits totaling $627 million, none of which are expected to be paid in the next 12 months. The timing of payment, if any, associated with our long-term unrecognized tax benefit liabilities is unknown. See Note 6 to our consolidated financial statements for further discussion of our unrecognized tax benefits.
We have no material off-balance sheet arrangements.
CASH FLOWS SUMMARY

Fiscal 2024 Form 10-K	33

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
Net cash provided by operating activities decreased by $1.4 billion in fiscal 2024 compared to fiscal 2023, primarily due to changes in working capital. Changes in working capital were primarily driven by more normalized inventory levels during fiscal 2024 compared to strategic reductions in inventory during fiscal 2023 within our Primary segment, partially offset by the timing of vendor payments and the deferral of our fourth quarter fiscal 2024 estimated federal tax payment to the first quarter of fiscal 2025 under automatic income tax relief provided by the IRS for taxpayers located in certain southeastern states.
Investing Activities
Net cash used in investing activities increased by $16.3 billion in fiscal 2024 compared to fiscal 2023, primarily due to higher cash payments for businesses acquired in fiscal 2024, driven by our acquisition of SRS.
Financing Activities
Net cash used in financing activities in fiscal 2024 primarily reflected $8.9 billion of cash dividends paid, $1.5 billion of repayments of long-term debt, and $649 million of share repurchases prior to pausing share repurchases in March 2024, largely offset by approximately $10.0 billion of net proceeds from long-term debt and $316 million of proceeds from commercial paper borrowings, net of repayments.
Cash used in financing activities in fiscal 2023 primarily reflected $8.4 billion of cash dividends paid, $8.0 billion of share repurchases, and $1.3 billion of repayments of long-term debt, partially offset by $2.0 billion of net proceeds from long-term debt.
The overall decrease in cash flows used in financing activities during fiscal 2024 compared to fiscal 2023 totaled $14.7 billion and was predominantly attributable to the financing of the SRS acquisition and the pause of share repurchases. Specifically, as discussed above, a combination of commercial paper borrowings, the $10.0 billion long-term debt issuance, along with increased cash on hand resulting from the pause of share repurchases, were utilized in connection with the SRS acquisition. The commercial paper borrowings which were used specifically to fund the SRS acquisition were all subsequently repaid during the year.
CRITICAL ACCOUNTING ESTIMATES
The preparation of our consolidated financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.
Our significant accounting policies are disclosed in Note 1 to our consolidated financial statements. The following discussion addresses our most critical accounting estimates, which are those that are both important for the representation of our financial condition and results of operations, and that require significant judgment or use of significant assumptions or complex estimates.
BUSINESS COMBINATIONS
We account for business combinations using the acquisition method of accounting, which requires that once control is obtained, all the assets acquired and liabilities assumed are recorded at their respective fair values at the date of acquisition. The determination of the acquisition date fair values of identifiable assets acquired and liabilities assumed requires estimates and the use of valuation techniques when fair value is not readily available and requires a significant amount of management judgment. For the valuation of intangible assets acquired in a business combination, we typically use an income approach. Specifically, for the SRS acquisition, we used the multi-period excess earnings method to determine the estimated acquisition date fair values of the customer relationships intangible assets. The significant assumptions used to estimate the fair values of customer relationships included forecasted revenues, expected customer attrition rates, and the discount rate applied. Although the Company believes its estimates of acquisition date fair values are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on the determination of the fair values of the customer relationships intangible assets acquired.

Fiscal 2024 Form 10-K	34

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
We calculate shrink based on actual inventory losses identified as a result of physical inventory counts during each fiscal period and estimated inventory losses occurring between physical inventory counts. The estimate for shrink occurring in the interim period between physical inventory counts is calculated on a store-specific basis and is primarily based on recent shrink results. A 10% increase in the shrink rate used to estimate our inventory shrink reserve would have increased cost of sales by approximately $95 million for fiscal 2024. Historically, the difference between estimated shrink and actual inventory losses has not been material to our annual financial results.
We do not believe there is a reasonable likelihood of a material change in the estimates or assumptions we use to value our inventory under the retail inventory method. We believe that the retail inventory method provides an inventory valuation which approximates cost and results in valuing our inventory at the lower of cost or market.
ADDITIONAL INFORMATION
For information on our accounting policies and on accounting pronouncements that have impacted or may materially impact our financial condition, results of operations, or cash flows, see Note 1 to our consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
INTEREST RATE RISK
We have exposure to interest rate risk in connection with our long-term debt portfolio. We use interest rate swap agreements to manage our fixed/floating-rate debt portfolio, none of which are for trading or speculative purposes. At February 2, 2025, after giving consideration to our interest rate swap agreements, floating-rate debt principal was $6.0 billion, or approximately 12% of our senior notes portfolio. Our interest rate swap agreements were in an aggregate liability position of $795 million at February 2, 2025. The changes in the fair values of our interest rate swap agreements offset the changes in the fair value of the hedged long-term debt. Based on our February 2, 2025 floating-rate debt principal, a one percentage point increase in the interest rate of floating-rate debt would increase our annual interest expense by approximately $60 million.
FOREIGN CURRENCY EXCHANGE RATE RISK
We are exposed to risks from foreign currency exchange rate fluctuations on the translation of our foreign operations into U.S. dollars and on the purchase of goods by these foreign operations that are not denominated in their local currencies. We use derivative instruments to hedge a portion of our foreign currency exchange rate risk, none of which are for trading or speculative purposes. Our foreign currency related hedging arrangements outstanding at the end of fiscal 2024 were not material.

Fiscal 2024 Form 10-K	35

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
Item 8. Financial Statements and Supplementary Data.

Fiscal 2024 Form 10-K	36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors
The Home Depot, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of The Home Depot, Inc. and its subsidiaries (the Company) as of February 2, 2025 and January 28, 2024, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 2, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 2, 2025 and January 28, 2024, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended February 2, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 2, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 20, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Fair values of customer relationships intangible assets
As discussed in Note 13 to the consolidated financial statements, on June 18, 2024, the Company acquired SRS Distribution Inc. (SRS) in a business combination. As a result of the transaction, the Company acquired customer relationships intangible assets associated with the generation of future income from existing customers. The acquisition-date fair values of the customer relationships intangible assets recorded by the Company were approximately $5.4 billion. The Company used the multi-period excess earnings method of the income approach to determine the estimated fair values of the customer relationships intangible assets.

Fiscal 2024 Form 10-K	37

We identified the evaluation of the acquisition-date fair values of the customer relationships intangible assets acquired in the SRS business combination as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate certain assumptions used in the valuation models, including the forecasted revenues and long-term forecasted revenue growth rates, expected customer attrition rates, and the discount rate applied. Changes in these assumptions could have had a significant impact on the fair values of the customer relationships intangible assets. Specialized skills and knowledge were required to assess these significant assumptions and evaluate evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s acquisition-date valuation process, including controls related to the development of the above assumptions. We performed sensitivity analyses over the assumptions noted above used to determine the acquisition-date fair values of the customer relationships intangible assets to assess the impact changes in those assumptions would have on the Company’s determination of fair values. We evaluated forecasted revenues used by the Company by comparing to certain publicly available information for comparable companies, industry reports, and historical revenues achieved. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the:
•long-term forecasted revenue growth rates used by comparing to certain nationwide economic trend data such as GDP, inflation, and relevant industry data
•expected customer attrition rates applied by testing management’s process to develop the attrition rate using historical revenue data
•discount rate used in the valuations by comparing the inputs to the discount rate to publicly available market data for comparable entities.
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

/s/ KPMG LLP
We have served as the Company’s auditor since 1979.
Atlanta, Georgia
March 20, 2025

Fiscal 2024 Form 10-K	38

THE HOME DEPOT, INC.
CONSOLIDATED BALANCE SHEETS

in millions, except per share data	February 2, 2025	January 28, 2024
Assets
Current assets:
Cash and cash equivalents	$1,659	$3,760
Receivables, net	4,903	3,328
Merchandise inventories	23,451	20,976
Other current assets	1,670	1,711
Total current assets	31,683	29,775
Net property and equipment	26,702	26,154
Operating lease right-of-use assets	8,592	7,884
Goodwill	19,475	8,455
Intangible assets, net	8,983	3,606
Other assets	684	656
Total assets	$96,119	$76,530

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt	$316	$—
Accounts payable	11,938	10,037
Accrued salaries and related expenses	2,315	2,096
Sales taxes payable	628	449
Deferred revenue	2,610	2,762
Income taxes payable	832	28
Current installments of long-term debt	4,582	1,368
Current operating lease liabilities	1,274	1,050
Other accrued expenses	4,166	4,225
Total current liabilities	28,661	22,015
Long-term debt, excluding current installments	48,485	42,743
Long-term operating lease liabilities	7,633	7,082
Deferred income taxes	1,962	863
Other long-term liabilities	2,738	2,783
Total liabilities	89,479	75,486
Commitments and contingencies (Note 12)
Common stock, par value $0.05; authorized: 10,000 shares; issued: 1,800 shares at February 2, 2025 and 1,796 shares at January 28, 2024; outstanding: 994 shares at February 2, 2025 and 992 shares at January 28, 2024	90	90
Paid-in capital	14,117	13,147
Retained earnings	89,533	83,656
Accumulated other comprehensive loss	(1,129)	(477)
Treasury stock, at cost, 806 shares at February 2, 2025 and 804 shares at January 28, 2024	(95,971)	(95,372)
Total stockholders’ equity	6,640	1,044
Total liabilities and stockholders’ equity	$96,119	$76,530
—————
See accompanying notes to consolidated financial statements.

Fiscal 2024 Form 10-K	39

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF EARNINGS

in millions, except per share data	Fiscal	Fiscal	Fiscal
	2024	2023	2022
Net sales	$159,514	$152,669	$157,403
Cost of sales	106,206	101,709	104,625
Gross profit	53,308	50,960	52,778
Operating expenses:
Selling, general and administrative	28,748	26,598	26,284
Depreciation and amortization	3,034	2,673	2,455
Total operating expenses	31,782	29,271	28,739
Operating income	21,526	21,689	24,039
Interest and other (income) expense:
Interest income and other, net	(201)	(178)	(55)
Interest expense	2,321	1,943	1,617
Interest and other, net	2,120	1,765	1,562
Earnings before provision for income taxes	19,406	19,924	22,477
Provision for income taxes	4,600	4,781	5,372
Net earnings	$14,806	$15,143	$17,105

Basic weighted average common shares	990	999	1,022
Basic earnings per share	$14.96	$15.16	$16.74

Diluted weighted average common shares	993	1,002	1,025
Diluted earnings per share	$14.91	$15.11	$16.69
—————
Fiscal 2024 includes 53 weeks. Fiscal 2023 and fiscal 2022 include 52 weeks.
See accompanying notes to consolidated financial statements.

Fiscal 2024 Form 10-K	40

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal	Fiscal	Fiscal
in millions	2024	2023	2022
Net earnings	$14,806	$15,143	$17,105
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(605)	232	(22)
Cash flow hedges	(45)	8	9
Other	(2)	1	(1)
Total other comprehensive income (loss), net of tax	(652)	241	(14)
Comprehensive income	$14,154	$15,384	$17,091
—————
Fiscal 2024 includes 53 weeks. Fiscal 2023 and fiscal 2022 include 52 weeks.
See accompanying notes to consolidated financial statements.

Fiscal 2024 Form 10-K	41

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

in millions	Fiscal	Fiscal	Fiscal
	2024	2023	2022
Common Stock:
Balance at beginning of year	$90	$90	$90
Shares issued under employee stock plans, net	—	—	—
Balance at end of year	90	90	90

Paid-in Capital:
Balance at beginning of year	13,147	12,592	12,132
Shares issued under employee stock plans, net	530	175	94
Stock-based compensation expense	440	380	366
Balance at end of year	14,117	13,147	12,592

Retained Earnings:
Balance at beginning of year	83,656	76,896	67,580
Net earnings	14,806	15,143	17,105
Cash dividends	(8,929)	(8,383)	(7,789)
Balance at end of year	89,533	83,656	76,896

Accumulated Other Comprehensive Loss:
Balance at beginning of year	(477)	(718)	(704)
Foreign currency translation adjustments, net of tax	(605)	232	(22)
Cash flow hedges, net of tax	(45)	8	9
Other, net of tax	(2)	1	(1)
Balance at end of year	(1,129)	(477)	(718)

Treasury Stock:
Balance at beginning of year	(95,372)	(87,298)	(80,794)
Repurchases of common stock	(599)	(8,074)	(6,504)
Balance at end of year	(95,971)	(95,372)	(87,298)
Total stockholders’ equity	$6,640	$1,044	$1,562
—————
Fiscal 2024 includes 53 weeks. Fiscal 2023 and fiscal 2022 include 52 weeks.
See accompanying notes to consolidated financial statements.

Fiscal 2024 Form 10-K	42

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal	Fiscal	Fiscal
in millions	2024	2023	2022
Cash Flows from Operating Activities:
Net earnings	$14,806	$15,143	$17,105
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization, excluding amortization of intangible assets	3,336	3,061	2,796
Intangible asset amortization	425	186	179
Stock-based compensation expense	442	380	366
Changes in receivables, net	174	134	111
Changes in merchandise inventories	(743)	4,137	(2,830)
Changes in other current assets	86	(184)	(311)
Changes in accounts payable and accrued expenses	518	(1,411)	(2,577)
Changes in deferred revenue	(165)	(318)	(526)
Changes in income taxes payable	809	(25)	(107)
Changes in deferred income taxes	15	(245)	138
Other operating activities	107	314	271
Net cash provided by operating activities	19,810	21,172	14,615

Cash Flows from Investing Activities:
Capital expenditures	(3,485)	(3,226)	(3,119)
Payments for businesses acquired, net	(17,644)	(1,514)	—
Other investing activities	98	11	(21)
Net cash used in investing activities	(21,031)	(4,729)	(3,140)

Cash Flows from Financing Activities:
Proceeds from (repayments of) short-term debt, net	316	—	(1,035)
Proceeds from long-term debt, net of discounts	10,010	1,995	6,942
Repayments of long-term debt	(1,536)	(1,271)	(2,491)
Repurchases of common stock	(649)	(7,951)	(6,696)
Proceeds from sales of common stock	395	323	264
Cash dividends	(8,929)	(8,383)	(7,789)
Other financing activities	(301)	(156)	(188)
Net cash used in financing activities	(694)	(15,443)	(10,993)
Change in cash and cash equivalents	(1,915)	1,000	482
Effect of exchange rate changes on cash and cash equivalents	(186)	3	(68)
Cash and cash equivalents at beginning of year	3,760	2,757	2,343
Cash and cash equivalents at end of year	$1,659	$3,760	$2,757

Supplemental Disclosures:
Cash paid for income taxes	$3,653	$5,023	$5,435
Cash paid for interest, net of interest capitalized	2,199	1,809	1,449
Non-cash capital expenditures	250	364	351
Non-cash acquisition purchase consideration (Note 13)	321	—	—
—————
Fiscal 2024 includes 53 weeks. Fiscal 2023 and fiscal 2022 include 52 weeks.
See accompanying notes to consolidated financial statements.

Fiscal 2024 Form 10-K	43

THE HOME DEPOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
The Home Depot, Inc., together with its subsidiaries (the “Company,” “The Home Depot,” “Home Depot,” “we,” “our” or “us”), is a home improvement retailer that sells a wide assortment of building materials, home improvement products, lawn and garden products, décor products, and facilities MRO products in stores and online. We also provide a number of services, including home improvement installation services, and tool and equipment rental.
During the second quarter of fiscal 2024, we completed the acquisition of SRS, a leading residential specialty trade distribution company that sells roofing and complementary building products, landscape, and pool products to professional contractors. Refer to Note 2 and Note 13 for further discussion on the acquisition, including certain impacts of the acquisition on our consolidated financial statements.
Consolidation and Presentation
Our consolidated financial statements include our accounts and those of our subsidiaries. Intercompany balances and transactions are eliminated in consolidation. Our fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31. Fiscal 2024 includes 53 weeks, while fiscal 2023 and fiscal 2022 include 52 weeks.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and highly liquid investments purchased with original maturities of three months or less.
Receivables, net
The following table presents components of receivables, net:

in millions	February 2, 2025	January 28, 2024
Card receivables	$1,019	$988
Rebate receivables	1,404	841
Customer receivables	1,896	924
Other receivables	584	575
Receivables, net	$4,903	$3,328
Card receivables consist of payments due from financial institutions for the settlement of credit card and debit card transactions. Rebate receivables represent amounts due from vendors for volume and co-op advertising rebates. Customer receivables relate to credit extended directly to certain customers in the ordinary course of business, which increased compared to the beginning of the year primarily as a result of the SRS acquisition. The valuation allowance related to these receivables was not material to our consolidated financial statements at the end of fiscal 2024 or fiscal 2023.

Fiscal 2024 Form 10-K	44

Merchandise Inventories
Inventory cost includes the amount we pay to acquire inventory, including freight and import costs, as well as operating costs and depreciation associated with our sourcing and distribution network, and is net of certain vendor allowances. The majority of our merchandise inventories are stated at the lower of cost or market, as determined by the retail inventory method, which is based on a number of factors such as markups, markdowns, and inventory losses (or shrink). As the inventory retail value is adjusted regularly to reflect market conditions, inventory valued using the retail method approximates the lower of cost or market. Our remaining merchandise inventories, including those within our retail operations in Canada and Mexico, distribution centers, and SRS, are recorded at the lower of cost or net realizable value, as determined by a cost method, primarily the first-in, first-out method. We evaluate the inventory valued using a cost method at the end of each quarter to ensure that it is carried at the lower of cost or net realizable value, and the adjustments recorded to merchandise inventories valued under a cost method were not material to our consolidated financial statements at the end of fiscal 2024 or fiscal 2023.
Physical inventory counts or cycle counts are taken on a regular basis in our stores, distribution centers and branches to ensure that amounts reflected in merchandise inventories are properly stated. Shrink (or in the case of excess inventory, swell) is the difference between the recorded amount of inventory and the physical inventory count. We calculate shrink based on actual inventory losses identified as a result of physical inventory counts during each fiscal period and estimated inventory losses occurring between physical inventory counts. The estimate for shrink occurring in the interim period between physical inventory counts is calculated on a store-specific basis and is primarily based on recent shrink results. Historically, the difference between estimated shrink and actual inventory losses has not been material to our annual financial results.
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
We evaluate our long-lived assets each quarter for indicators of potential impairment. Indicators of impairment include current period losses combined with a history of losses, our decision to relocate or close a store or other location before the end of its previously estimated useful life, or when changes in other circumstances indicate the carrying amount of an asset group may not be recoverable. The evaluation for long-lived assets is performed at the lowest level of identifiable cash flows, which is generally the individual store level. Long-lived assets with indicators of impairment are evaluated for recoverability by comparing their undiscounted future cash flows with their carrying value. If the carrying value is greater than the undiscounted future cash flows, we then measure the asset group’s fair value to determine whether an impairment loss should be recognized. If the resulting fair value is less than the carrying value, an impairment loss is recognized for the difference between the carrying value and the estimated fair value. Impairment losses on property and equipment are generally recorded as a component of SG&A. Impairment charges for long-lived assets were not material to our consolidated financial statements in fiscal 2024, fiscal 2023, or fiscal 2022.

Fiscal 2024 Form 10-K	45

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
Goodwill
Goodwill represents the excess of purchase price over the fair value of net assets acquired. We do not amortize goodwill, but assess the recoverability of goodwill in the third quarter of each fiscal year, or more often if indicators warrant, by determining whether the fair value of each reporting unit supports its carrying value. Each fiscal year, we may assess qualitative factors to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount as a basis for determining whether it is necessary to complete quantitative impairment assessments, with a quantitative assessment completed periodically or as facts and circumstances warrant. Additional information regarding our goodwill is included in Note 4.

Fiscal 2024 Form 10-K	46

Intangible Assets, net
We amortize the cost of definite-lived intangible assets on a straight-line basis over their estimated useful lives, which range up to approximately 20 years, as this approximates the pattern of expected economic benefit. We evaluate our definite-lived intangible assets for impairment when evidence exists that certain triggering events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Intangible assets with indefinite lives are tested in the third quarter of each fiscal year for impairment, or more often if indicators warrant. Additional information regarding our intangible assets is included in Note 4.
Supplier Finance Program
We have a supplier finance program whereby we have entered into payment processing agreements with select financial institutions. Under these agreements, the financial institutions act as our paying agents with respect to accounts payable due to certain suppliers. Participating suppliers may, at their sole discretion, elect to receive payment for one or more of our payment obligations, prior to their scheduled due dates, at a discounted price from participating financial institutions. We are not a party to the agreements between the participating financial institutions and the suppliers in connection with the program, and our rights and obligations to our suppliers are not impacted. We do not reimburse suppliers for any costs they incur for participation in the program, and we have not pledged any assets as security or provided any guarantees as part of the program. We have no economic interest in our suppliers’ decisions to participate in the program. Our responsibility is limited to making payment to the respective financial institution according to the terms originally negotiated with the supplier, regardless of whether the supplier elects to receive early payment from the financial institution.
The payment terms we negotiate with our suppliers are consistent, irrespective of whether a supplier participates in the program. Our current payment terms with a majority of our participating suppliers generally range from 30 to 60 days, which we deem to be commercially reasonable. Our outstanding payment obligations under our supplier finance program are recorded within accounts payable on the consolidated balance sheets. The associated payments are included in operating activities within the consolidated statements of cash flows.
The following table presents the changes in our outstanding obligations under our supplier finance program:

Fiscal
in millions	2024
Confirmed obligations outstanding at the beginning of the year	$514
Invoices confirmed during the year	5,140
Confirmed invoices paid during the year	(5,056)
Confirmed obligations outstanding at the end of the year	$598
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

Fiscal 2024 Form 10-K	47

Cash flows from the settlement of derivative instruments appear in the consolidated statements of cash flows in the same categories as the cash flows of the hedged item.
Self-Insurance Reserves
We are self-insured for certain losses related to general liability (including product liability), workers’ compensation, employee group medical, and automobile claims. We recognize the expected ultimate cost for claims incurred (undiscounted) at the balance sheet date as a liability. The expected ultimate cost for claims incurred is estimated based upon analysis of historical data and actuarial estimates. We also maintain cybersecurity and privacy liability insurance coverage to help limit our exposure to losses such as those that may be caused by a significant compromise or breach of our data security, as well as property loss coverage. Our self-insurance liabilities, which are included in accrued salaries and related expenses, other accrued expenses, and other long-term liabilities in the consolidated balance sheets, were $1.5 billion at February 2, 2025, and $1.4 billion at January 28, 2024.
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
For products and services sold in stores or online, payment is typically due at the point of sale. When we receive payment before the customer has taken possession of the merchandise or the service has been performed, the amount received is recorded as deferred revenue until the sale or service is complete. Such performance obligations are part of contracts with expected original durations of typically three months or less. As of February 2, 2025 and January 28, 2024, deferred revenue for products and services was $1.5 billion and $1.7 billion, respectively.
We further record deferred revenue for the sale of gift cards and recognize the associated revenue upon the redemption of those gift cards, which generally occurs within six months of gift card issuance. As of both February 2, 2025 and January 28, 2024, our performance obligations for unredeemed gift cards were $1.1 billion. Gift card breakage income, which is our estimate of the portion of our outstanding gift card balance not expected to be redeemed, is recognized in net sales and was immaterial in fiscal 2024, fiscal 2023, and fiscal 2022.
Certain customers are provided with the ability to purchase products on credit with pre-approved limits where payment is due after delivery to the customer. We also have agreements with third-party service providers who directly extend credit to customers, manage our PLCC program, and own the related receivables. We have evaluated the third-party entities holding the receivables under the program and concluded that they should not be consolidated. The agreement with the primary third-party service provider for our PLCC program expires in 2028, with us having the option, but no obligation, to purchase the existing receivables at the end of the agreement. Deferred interest charges incurred for our deferred financing programs offered to these customers, interchange fees charged to us for their use of the cards, and any profit sharing with the third-party service providers are included in net sales.

Fiscal 2024 Form 10-K	48

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
Advertising Expense
Advertising costs, including digital, television, radio and print, are expensed when the advertisement first appears. Certain co-op advertising allowances that are reimbursements of specific, incremental, and identifiable costs incurred to promote vendors’ products are recorded as an offset against advertising expense. Net advertising expense included in SG&A was $1.2 billion, $1.1 billion, and $1.1 billion for fiscal 2024, 2023, and 2022, respectively.
Stock-Based Compensation
We are currently authorized to issue incentive and nonqualified stock options, restricted stock, restricted stock units, performance shares, performance units, stock appreciation rights, and deferred shares to certain of our associates and non-employee directors under certain stock incentive plans. We measure and recognize compensation expense for all stock-based payment awards made to associates and non-employee directors based on estimated fair values. The value of the portion of the award that is ultimately expected to vest is recognized as stock-based compensation expense, on a straight-line basis, over the requisite service period or as restrictions lapse. We include estimated forfeitures expected to occur when calculating stock-based compensation expense. Additional information on our stock-based payment awards is included in Note 9.
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

Fiscal 2024 Form 10-K	49

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
Comprehensive Income
Comprehensive income includes net earnings adjusted for certain gains and losses that are excluded from net earnings and recognized within accumulated other comprehensive loss as a component of equity, which consists primarily of foreign currency translation adjustments. Accumulated other comprehensive loss also includes net losses on cash flow hedges that were immaterial as of February 2, 2025 and January 28, 2024. Reclassifications from accumulated other comprehensive loss into earnings were immaterial in fiscal 2024, fiscal 2023, and fiscal 2022.
Foreign Currency Translation
Assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange on the last day of the reporting period. Revenues and expenses are translated using average exchange rates for the period, and equity transactions are translated using the actual rate on the day of the transaction. Cumulative foreign currency translation adjustments recorded in accumulated other comprehensive loss as of February 2, 2025 and January 28, 2024 were losses of $970 million and $365 million, respectively.
Recently Adopted Accounting Pronouncements
ASU No. 2023-07. In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The disclosure requirements included in ASU No. 2023-07 are required for all public entities, including entities with a single reportable segment. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The guidance is required to be applied on a retrospective basis. We adopted ASU No. 2023-07 in the fourth quarter of fiscal 2024. The adoption of this guidance resulted in additional financial statement disclosures and had no impact to our consolidated financial condition, results of operations, or cash flows. See Note 2 which includes the disclosures resulting from our adoption of this guidance.
ASU No. 2022-04. In September 2022, the FASB issued ASU No. 2022-04, “Liabilities—Supplier Finance Programs (Topic 405-50): Disclosure of Supplier Finance Program Obligations,” to enhance the transparency of supplier finance programs used by an entity in connection with the purchase of goods and services. The standard requires entities that use supplier finance programs to disclose the key terms of such programs, along with an annual rollforward of the related obligations, including the amount of obligations confirmed and the amounts paid during the period. ASU No. 2022-04 was effective for fiscal years beginning after December 15, 2022, except for the required rollforward information, which was effective for fiscal years beginning after December 15, 2023. We adopted ASU No. 2022-04 in the first quarter of fiscal 2023, with the exception of the annual rollforward requirement, which was adopted on a prospective basis in the fourth quarter of fiscal 2024. The adoption of this guidance did not have an impact on our consolidated financial condition, results of operations, or cash flows.
Accounting Pronouncements Not Yet Adopted
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

Fiscal 2024 Form 10-K	50

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
2.SEGMENT REPORTING AND NET SALES
Segment Reporting
The Company defines its segments based on how internally reported financial information is regularly reviewed by the chief operating decision maker (“CODM”), our President and Chief Executive Officer, to analyze financial performance, make decisions, and allocate resources.
Primary Segment. We are engaged in the operation of retail stores and sell a wide assortment of building materials, home improvement products, lawn and garden products, décor products, and facilities MRO products both in stores and online. We also provide a number of services, including home improvement installation services, and tool and equipment rental. We currently conduct these operations in the U.S. (including the Commonwealth of Puerto Rico and the territories of the U.S. Virgin Islands and Guam), Canada, and Mexico, each of which represents an operating segment. For disclosure purposes, we aggregate these three geographic operating segments into one reportable segment (the “Primary segment”) due to the similar nature of their operations and economic characteristics.
Other. As discussed in Note 13, in June 2024, we acquired SRS, a leading residential specialty trade distribution company across several verticals serving the professional roofer, landscaper and pool contractor through its branches located throughout the U.S. SRS is organized as three different lines of business: roofing and complementary building products, landscape, and pool. We have determined that each of these three lines of business represents an operating segment, none of which meets the thresholds prescribed under Topic 280 to be deemed a reportable segment. Therefore, results from our SRS operating segments are presented in “Other” beginning from the acquisition date of June 18, 2024.
Segment Information. For our Primary segment, our CODM uses operating income to allocate resources in the planning and forecasting process and to assess segment performance by monitoring actual results versus prior-period, forecasted results, and the annual plan. Assets are reviewed by our CODM on a total company consolidated basis and not by segment. The accounting policies of our Primary segment are the same as those described in our summary of significant accounting policies.
The following table presents net sales, significant expenses, and operating income for our Primary segment:

in millions	Fiscal 2024	Fiscal 2023	Fiscal 2022
Net sales	$153,108	$152,669	$157,403
Cost of sales	101,194	101,709	104,625
Gross profit	51,914	50,960	52,778
Operating expenses:
Selling, general and administrative	27,822	26,598	26,284
Depreciation and amortization	2,779	2,673	2,455
Total operating expenses	30,601	29,271	28,739
Primary segment operating income	$21,313	$21,689	$24,039

Fiscal 2024 Form 10-K	51

The following table presents a reconciliation of certain Primary segment information to our consolidated totals:

	Fiscal 2024
in millions	Primary Segment	Other	Consolidated
Net sales	$153,108	$6,406	$159,514
Operating income	21,313	213	21,526
Interest income and other, net			(201)
Interest expense			2,321
Earnings before provision for income taxes			$19,406

Depreciation and amortization (1)	$3,350	$358	$3,708
—————
(1)Includes depreciation and finance lease amortization in cost of sales. Also includes intangible asset amortization expense of $207 million in our Primary segment and $218 million in Other.
Net sales presented in Other relate to the sale of products by SRS, with roofing and related products accounting for approximately 68% of sales in Other during fiscal 2024.
Prior to the SRS acquisition, our total Company consolidated results represented our Primary segment. Therefore, a reconciliation to our consolidated totals is not applicable for fiscal 2023 or fiscal 2022.
The following table presents net property and equipment, classified by geography:

in millions	February 2, 2025	January 28, 2024	January 29, 2023
Net property and equipment – in the U.S.	$24,193	$23,347	$23,057
Net property and equipment – outside the U.S.	2,509	2,807	2,574
Net property and equipment	$26,702	$26,154	$25,631
Net Sales
The following table presents our Primary segment major product lines and the related merchandising departments (and related services):

Major Product Line	Merchandising Departments
Building Materials	Building Materials, Electrical, Lumber, Millwork, and Plumbing
Décor	Appliances, Bath, Flooring, Kitchen & Blinds, Lighting, and Paint
Hardlines	Hardware, Indoor Garden, Outdoor Garden, Power, and Storage & Organization
During the first quarter of fiscal 2024, we made certain changes to our merchandising department structure that realigned certain merchandising departments across our three major product lines within our Primary segment. As a result, prior-year amounts in each of the tables below have been reclassified to conform with the current-year presentation. These changes had no impact on consolidated net sales.
The following table presents net sales by major product line (and related services) within our Primary segment, as well as Other net sales:

	Fiscal	Fiscal	Fiscal
in millions	2024	2023	2022
Building Materials	$52,756	$52,661	$54,572
Décor	51,790	51,945	54,442
Hardlines	48,562	48,063	48,389
Primary segment net sales	153,108	152,669	157,403
Other net sales	6,406	—	—
Net sales	$159,514	$152,669	$157,403

Fiscal 2024 Form 10-K	52

The following table presents net sales by merchandising department (and related services) within our Primary segment, as well as Other net sales:

	Fiscal		Fiscal		Fiscal
	2024		2023		2022
dollars in millions	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Appliances	$14,046	8.8%	$13,917	9.1%	$14,521	9.2%
Bath	6,485	4.1	6,630	4.3	6,855	4.4
Building Materials	12,423	7.8	12,118	7.9	11,410	7.2
Electrical	7,877	4.9	8,038	5.3	8,824	5.6
Flooring	8,596	5.4	8,762	5.7	9,198	5.8
Hardware	8,999	5.6	9,010	5.9	8,953	5.7
Indoor Garden	10,519	6.6	10,283	6.7	10,105	6.4
Kitchen & Blinds	7,238	4.5	7,154	4.7	7,751	4.9
Lighting	4,222	2.6	4,531	3.0	5,036	3.2
Lumber	11,762	7.4	11,721	7.7	13,436	8.5
Millwork	8,337	5.2	8,301	5.4	8,428	5.4
Outdoor Garden	10,308	6.5	10,278	6.7	10,039	6.4
Paint	11,203	7.0	10,951	7.2	11,081	7.0
Plumbing	12,357	7.7	12,483	8.2	12,474	7.9
Power	13,100	8.2	12,864	8.4	13,271	8.4
Storage & Organization	5,636	3.5	5,628	3.7	6,021	3.8
Primary segment net sales	153,108	96.0	152,669	100.0	157,403	100.0
Other net sales	6,406	4.0	—	—	—	—
Net sales	$159,514	100.0%	$152,669	100.0%	$157,403	100.0%
—————
Note: Certain percentages may not sum to totals due to rounding.
See additional discussion above for information on the components of Other net sales.
The following table presents net sales, classified by geography:

	Fiscal	Fiscal	Fiscal
in millions	2024	2023	2022
Net sales – in the U.S.	$147,007	$140,083	$144,840
Net sales – outside the U.S.	12,507	12,586	12,563
Net sales	$159,514	$152,669	$157,403
The following table presents net sales by products and services:

	Fiscal	Fiscal	Fiscal
in millions	2024	2023	2022
Net sales – products	$153,674	$146,835	$151,804
Net sales – services	5,840	5,834	5,599
Net sales	$159,514	$152,669	$157,403
No sales to an individual customer accounted for more than 10% of revenue during any of the last three fiscal years.

Fiscal 2024 Form 10-K	53

3.PROPERTY AND LEASES
Net Property and Equipment
The following table presents components of net property and equipment:

in millions	February 2, 2025	January 28, 2024
Land	$9,060	$9,027
Buildings and improvements	20,260	20,030
Furniture, fixtures, and equipment	18,474	16,667
Leasehold improvements	2,423	2,254
Construction in progress	1,521	1,192
Finance leases	4,045	4,087
Property and equipment, at cost	55,783	53,257
Less: accumulated depreciation and finance lease amortization	29,081	27,103
Net property and equipment	$26,702	$26,154
The following table presents depreciation and finance lease amortization expense, including depreciation and finance lease amortization expense included in cost of sales:

in millions	Fiscal	Fiscal	Fiscal
	2024	2023	2022
Depreciation and finance lease amortization expense	$3,283	$3,020	$2,756
Leases
The following table presents the consolidated balance sheet classification related to operating and finance leases:

in millions	Consolidated Balance Sheet Classification	February 2, 2025	January 28, 2024
Assets:
Operating lease assets	Operating lease right-of-use assets	$8,592	$7,884
Finance lease assets (1)	Net property and equipment	2,638	2,840
Total lease assets		$11,230	$10,724
Liabilities:
Current:
Operating lease liabilities	Current operating lease liabilities	$1,274	$1,050
Finance lease liabilities	Current installments of long-term debt	272	268
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	7,633	7,082
Finance lease liabilities	Long-term debt, excluding current installments	2,749	3,000
Total lease liabilities		$11,928	$11,400
—————
(1)    Finance lease assets are recorded net of accumulated amortization of $1.4 billion as of February 2, 2025 and $1.2 billion as of January 28, 2024.

Fiscal 2024 Form 10-K	54

The following table presents components of lease cost, excluding short-term lease cost and sublease income which are immaterial:

	Consolidated Statement of Earnings Classification (1)	Fiscal	Fiscal	Fiscal
in millions		2024	2023	2022
Operating lease cost	Selling, general and administrative	$1,661	$1,359	$1,169
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	328	304	282
Interest on lease liabilities	Interest expense	118	126	125
Variable lease cost	Selling, general and administrative	566	486	470
—————
(1)Costs associated with our sourcing and distribution network are recorded in cost of sales, with the exception of interest on finance lease liabilities.
The following table presents weighted average remaining lease terms and discount rates:

	February 2, 2025	January 28, 2024
Weighted Average Remaining Lease Term (Years):
Operating leases	9	10
Finance leases	12	13
Weighted Average Discount Rate:
Operating leases	4.0%	3.7%
Finance leases	3.7%	3.7%
The following table presents approximate future minimum payments under operating and finance leases at February 2, 2025:

in millions	Operating Leases	Finance Leases
Fiscal 2025	$1,612	$378
Fiscal 2026	1,583	374
Fiscal 2027	1,418	347
Fiscal 2028	1,229	310
Fiscal 2029	1,022	284
Thereafter	4,065	2,009
Total lease payments	10,929	3,702
Less: imputed interest	2,022	681
Present value of lease liabilities	$8,907	$3,021
—————
Note: We have excluded approximately $560 million of lease payments (undiscounted basis) for leases that have been signed but have not yet commenced.
The following table presents supplemental cash flow information related to leases:

	Fiscal	Fiscal	Fiscal
in millions	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows – operating leases	$1,601	$1,328	$1,157
Operating cash flows – finance leases	118	126	125
Financing cash flows – finance leases	380	271	241
Supplemental non-cash information:
Lease assets obtained in exchange for new operating lease liabilities	1,384	1,827	1,991
Lease assets obtained in exchange for new finance lease liabilities	153	336	322

Fiscal 2024 Form 10-K	55

4.GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table presents the changes in the carrying amount of our goodwill:

in millions	Primary Segment	Other	Consolidated
Goodwill, balance at January 29, 2023	$7,444	$—	$7,444
Acquisitions (1)	998	—	998
Other (2)	13	—	13
Goodwill, balance at January 28, 2024	8,455	—	8,455
Acquisitions (1)	23	11,025	11,048
Other (2)	(28)	—	(28)
Goodwill, balance at February 2, 2025	$8,450	$11,025	$19,475
—————
(1)    Activity includes the preliminary determination of goodwill related to acquisitions completed during the fiscal year. Amounts presented in the Other column represent goodwill related to the SRS acquisition completed in the second quarter of fiscal 2024, as well as other immaterial acquisitions completed by SRS during the second half of fiscal 2024. See Note 13 for further details.
(2)     Primarily reflects the net impact of foreign currency translation as well as immaterial measurement period adjustments related to acquisitions completed in the prior fiscal year.
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
There were also no impairment charges related to goodwill in fiscal 2023 or fiscal 2022.
Intangible Assets
The following table presents information regarding our intangible assets:

	February 2, 2025 (1)			January 28, 2024
in millions	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-Lived Intangible Assets:
Customer relationships	$8,845	$(1,035)	$7,810	$3,425	$(670)	$2,755
Trade names	610	(86)	524	227	(25)	202
Other	11	(11)	—	12	(12)	—
Indefinite-Lived Intangible Assets:
Trade names	649		649	649		649
Total Intangible Assets	$10,115	$(1,132)	$8,983	$4,313	$(707)	$3,606
—————
(1)    Includes the allocation of fair value to intangible assets related to the SRS acquisition, as well as other immaterial acquisitions completed during fiscal 2024. See Note 13 for further details.
Our intangible asset amortization expense was $425 million, $186 million and $179 million for fiscal 2024, fiscal 2023, and fiscal 2022, respectively.

Fiscal 2024 Form 10-K	56

The following table presents the estimated future amortization expense related to definite-lived intangible assets as of February 2, 2025:

in millions	Amortization Expense
Fiscal 2025	$553
Fiscal 2026	553
Fiscal 2027	545
Fiscal 2028	528
Fiscal 2029	486
Thereafter	5,669
Total	$8,334
During the third quarter of fiscal 2024, we completed our annual assessment of the recoverability of our indefinite-lived intangible assets using a quantitative analysis and concluded no impairment losses should be recognized.
There were no impairment charges related to any of our definite or indefinite-lived intangible assets in fiscal 2024, fiscal 2023, or fiscal 2022.
5.DEBT AND DERIVATIVE INSTRUMENTS
Short-Term Debt
At the beginning of fiscal 2024, we had a commercial paper program that allowed for an aggregate of $5.0 billion in borrowings. In connection with this program, we had back-up credit facilities with a consortium of banks for an aggregate of $5.0 billion in borrowings, which consisted of a five-year $3.5 billion credit facility scheduled to expire in July 2027 and a 364-day $1.5 billion credit facility scheduled to expire in July 2024. At January 28, 2024, there were no outstanding borrowings under our commercial paper program or back-up credit facilities.
In May 2024, we increased our commercial paper program from $5.0 billion to $19.5 billion in connection with the anticipated financing of the acquisition of SRS (see Note 13 for details regarding the SRS acquisition). In May 2024, in connection with the increase in the commercial paper program, we entered into three additional back-up credit facilities that consisted of a 364-day $3.5 billion credit facility scheduled to expire in May 2025, a three-year $1.0 billion credit facility scheduled to expire in May 2027, and a 364-day $10.0 billion credit facility scheduled to expire in May 2025. The $10.0 billion credit facility also provided that the commitments and any borrowings under that facility would be reduced by the amount of net cash proceeds we received from any future debt issuance.
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
In December 2024, we reduced our total credit facilities and concurrently reduced our commercial paper program, each by $2.5 billion. This reduction included terminating the three-year $1.0 billion back-up credit facility that was scheduled to expire in May 2027 and reducing the aggregate commitments under the 364-day back-up credit facility that is scheduled to expire in May 2025 from $3.5 billion to $2.0 billion. As of February 2, 2025, our commercial paper program allowed for an aggregate of $7.0 billion in borrowings and is supported by $7.0 billion of back-up credit facilities.
All of our short-term borrowings in fiscal 2024 and fiscal 2023 were under our commercial paper program. At February 2, 2025, we had $316 million of outstanding borrowings under our commercial paper program with a weighted-average interest rate of 4.4% and no outstanding borrowings under back-up credit facilities. The following table presents information on borrowings under our commercial paper program during fiscal 2024 and fiscal 2023:

	Fiscal	Fiscal
in millions	2024	2023
Maximum amount outstanding during the period	$15,317	$1,453
Average daily short-term borrowings	1,343	72

Fiscal 2024 Form 10-K	57

Long-Term Debt
The following table presents details of the components of our long-term debt:

			Carrying Amount (1)
in millions	Interest Payable	Principal Amount	February 2, 2025	January 28, 2024
3.75% Senior notes due February 2024	Semi-annually	$—	$—	$1,100
2.70% Senior notes due April 2025	Semi-annually	500	500	499
5.125% Senior notes due April 2025	Semi-annually	500	500	498
3.35% Senior notes due September 2025	Semi-annually	1,000	999	999
4.00% Senior notes due September 2025	Semi-annually	750	749	749
Floating rate Senior notes due December 2025	Quarterly	600	599	—
5.10% Senior notes due December 2025	Semi-annually	900	898	—
3.00% Senior notes due April 2026	Semi-annually	1,300	1,297	1,296
5.15% Senior notes due June 2026	Semi-annually	1,500	1,496	—
2.125% Senior notes due September 2026	Semi-annually	1,000	997	995
4.95% Senior notes due September 2026	Semi-annually	750	747	746
2.875% Senior notes due April 2027	Semi-annually	750	747	745
2.50% Senior notes due April 2027	Semi-annually	750	747	746
4.875% Senior notes due June 2027	Semi-annually	1,000	995	—
2.80% Senior notes due September 2027	Semi-annually	1,000	984	979
0.90% Senior notes due March 2028	Semi-annually	500	497	497
1.50% Senior notes due September 2028	Semi-annually	1,000	995	994
3.90% Senior notes due December 2028	Semi-annually	1,000	972	970
4.90% Senior notes due April 2029	Semi-annually	750	744	743
2.95% Senior notes due June 2029	Semi-annually	1,750	1,672	1,665
4.75% Senior notes due June 2029	Semi-annually	1,250	1,239	—
2.70% Senior notes due April 2030	Semi-annually	1,500	1,359	1,346
1.375% Senior notes due March 2031	Semi-annually	1,250	1,173	1,167
4.85% Senior notes due June 2031	Semi-annually	1,000	989	—
1.875% Senior notes due September 2031	Semi-annually	1,000	939	936
3.25% Senior notes due April 2032	Semi-annually	1,250	1,240	1,239
4.50% Senior notes due September 2032	Semi-annually	1,250	1,244	1,243
4.95% Senior notes due June 2034	Semi-annually	1,750	1,725	—
5.875% Senior notes due December 2036	Semi-annually	3,000	2,879	2,872
3.30% Senior notes due April 2040	Semi-annually	1,250	1,071	1,057
5.40% Senior notes due September 2040	Semi-annually	500	496	496
5.95% Senior notes due April 2041	Semi-annually	1,000	991	991
4.20% Senior notes due April 2043	Semi-annually	1,000	937	927
4.875% Senior notes due February 2044	Semi-annually	1,000	982	982
4.40% Senior notes due March 2045	Semi-annually	1,000	981	980
4.25% Senior notes due April 2046	Semi-annually	1,600	1,587	1,586
3.90% Senior notes due June 2047	Semi-annually	1,150	1,145	1,145
4.50% Senior notes due December 2048	Semi-annually	1,500	1,466	1,465
3.125% Senior notes due December 2049	Semi-annually	1,250	1,176	1,173
3.35% Senior notes due April 2050	Semi-annually	1,500	1,473	1,472
2.375% Senior notes due March 2051	Semi-annually	1,250	1,152	1,150
2.75% Senior notes due September 2051	Semi-annually	1,000	984	983
3.625% Senior notes due April 2052	Semi-annually	1,500	1,459	1,458
4.95% Senior notes due September 2052	Semi-annually	1,000	980	980
5.30% Senior notes due June 2054	Semi-annually	1,500	1,466	—
3.50% Senior notes due September 2056	Semi-annually	1,000	974	974
5.40% Senior notes due June 2064	Semi-annually	500	489	—
Total senior notes		$51,050	$49,731	$40,843
Finance lease obligations; payable in varying installments through January 31, 2055			3,021	3,268
Other long-term debt			315	—
Total long-term debt			53,067	44,111
Less: current installments of long-term debt			4,582	1,368
Long-term debt, excluding current installments			$48,485	$42,743
—————
(1)    Includes unamortized discounts, premiums, debt issuance costs, and the effects of fair value hedges.

Fiscal 2024 Form 10-K	58

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
•The second tranche consisted of $900 million of 5.10% senior notes due December 24, 2025 (the “2025 notes”) at a discount of $0.8 million. Interest on the 2025 notes is due semi-annually on June 24 and December 24 of each year, beginning on December 24, 2024.
•The third tranche consisted of $1.5 billion of 5.15% senior notes due June 25, 2026 (the “2026 notes”) at a discount of $1.7 million. Interest on the 2026 notes is due semi-annually on June 25 and December 25 of each year, beginning on December 25, 2024.
•The fourth tranche consisted of $1.0 billion of 4.875% senior notes due June 25, 2027 (the “2027 notes”) at a discount of $3.3 million. Interest on the 2027 notes is due semi-annually on June 25 and December 25 of each year, beginning on December 25, 2024.
•The fifth tranche consisted of $1.25 billion of 4.75% senior notes due June 25, 2029 (the “2029 notes”) at a discount of $8.1 million. Interest on the 2029 notes is due semi-annually on June 25 and December 25 of each year, beginning on December 25, 2024.
•The sixth tranche consisted of $1.0 billion of 4.85% senior notes due June 25, 2031 (the “2031 notes”) at a discount of $7.1 million. Interest on the 2031 notes is due semi-annually on June 25 and December 25 of each year, beginning on December 25, 2024.
•The seventh tranche consisted of $1.75 billion of 4.95% senior notes due June 25, 2034 (the “2034 notes”) at a discount of $16.7 million. Interest on the 2034 notes is due semi-annually on June 25 and December 25 of each year, beginning on December 25, 2024.
•The eighth tranche consisted of $1.5 billion of 5.30% senior notes due June 25, 2054 (the “2054 notes”) at a discount of $23.5 million. Interest on the 2054 notes is due semi-annually on June 25 and December 25 of each year, beginning on December 25, 2024.
•The ninth tranche consisted of $500 million of 5.40% senior notes due June 25, 2064 (the “2064 notes”) at a discount of $8.5 million. Interest on the 2064 notes is due semi-annually on June 25 and December 25 of each year, beginning on December 25, 2024.
•Issuance costs for the June 2024 issuance totaled $41 million.
Redemption. Our floating rate notes are not redeemable prior to maturity. All of our fixed rate notes may be redeemed by us at any time, in whole or in part, at the redemption price plus accrued and unpaid interest up to the redemption date. With respect to the 5.125% 2025 notes, 5.10% 2025 notes, 5.15% 2026 notes and 5.875% 2036 notes, the redemption price is equal to the greater of (1) 100% of the principal amount of the notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes that would be due after the related redemption date. With respect to all other fixed rate notes, prior to the relevant Par Call Date, as defined in the respective notes, the redemption price is equal to the greater of (1) 100% of the principal amount of the notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest to the Par Call Date. On or after the relevant Par Call Date, the redemption price is equal to 100% of the principal amount of such notes. Additionally, if a Change in Control Triggering Event occurs, as defined in the notes, holders of all such notes have the right to require us to offer payment, in cash, for those notes equal to 101% of the aggregate principal amount of such notes plus accrued and unpaid interest up to the date of purchase.
The indentures governing our senior notes do not generally limit our ability to incur additional indebtedness or require us to maintain financial ratios or specified levels of net worth or liquidity. The indentures governing our notes contain various customary covenants; however, none of the covenants are expected to impact our liquidity or capital resources.
Repayments. In February 2024, we repaid our $1.1 billion 3.75% senior notes at maturity.

Fiscal 2024 Form 10-K	59

Maturities of Long-Term Debt. The following table presents our long-term debt maturities, excluding finance leases, as of February 2, 2025:

in millions	Principal
Fiscal 2025	$4,315
Fiscal 2026	4,608
Fiscal 2027	3,559
Fiscal 2028	2,554
Fiscal 2029	3,799
Thereafter	32,530
Total	$51,365
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
Fair Value Hedges. We had outstanding interest rate swap agreements with combined notional amounts of $5.4 billion at both February 2, 2025 and January 28, 2024. These agreements are accounted for as fair value hedges that swap fixed for variable rate interest to hedge changes in the fair values of certain senior notes. At February 2, 2025 and January 28, 2024, the fair values of these agreements totaled $795 million and $858 million, respectively, all of which are recognized in other long-term liabilities on our consolidated balance sheets.
All of our interest rate swap agreements designated as fair value hedges meet the shortcut method requirements under GAAP. Accordingly, the changes in the fair values of these agreements offset the changes in the fair value of the hedged long-term debt.
Cash Flow Hedges. At February 2, 2025 and January 28, 2024, we had outstanding foreign currency forward contracts accounted for as cash flow hedges, which hedge the variability of forecasted cash flows associated with certain payments made in our foreign operations. At February 2, 2025 and January 28, 2024, the notional amounts and the fair values of these contracts were not material. Additionally, the realized and unrealized gains and losses on these instruments were not material during fiscal 2024, fiscal 2023, and fiscal 2022.
From time to time, we also use treasury locks or forward-starting interest rate swap agreements to hedge the variability in future interest payments attributable to changing interest rates on forecasted debt issuances. There were no such instruments outstanding as of February 2, 2025 or January 28, 2024. All previously settled arrangements were designated as cash flow hedges and thus, the corresponding losses were initially recognized in accumulated other comprehensive loss and are being amortized to interest expense over the life of the respective notes. Unamortized losses remaining in accumulated other comprehensive loss were immaterial as of February 2, 2025 and January 28, 2024, as were the losses recognized within interest expense for fiscal 2024, fiscal 2023, and fiscal 2022.
We expect an immaterial amount of losses related to cash flow hedges recorded in accumulated other comprehensive loss as of February 2, 2025 to be reclassified into earnings within the next 12 months.
Collateral. We generally enter into master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit our credit risk, we enter into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain derivative instruments exceeds or falls below contractually established thresholds. The cash collateral posted by the Company related to derivative instruments under our collateral security arrangements was $668 million and $714 million as of February 2, 2025 and January 28, 2024, respectively, which was recorded in other current assets on our consolidated balance sheets. We did not hold any cash collateral as of February 2, 2025 or January 28, 2024.

Fiscal 2024 Form 10-K	60

6.INCOME TAXES
Provision for Income Taxes
The following table presents our earnings before the provision for income taxes:

in millions	Fiscal	Fiscal	Fiscal
	2024	2023	2022
United States	$18,119	$18,681	$20,990
Foreign	1,287	1,243	1,487
Total	$19,406	$19,924	$22,477
The following table presents our provision for income taxes:

in millions	Fiscal	Fiscal	Fiscal
	2024	2023	2022
Current:
Federal	$3,417	$3,764	$3,918
State	836	882	880
Foreign	386	365	436
Total current	4,639	5,011	5,234
Deferred:
Federal	(67)	(228)	102
State	25	12	61
Foreign	3	(14)	(25)
Total deferred	(39)	(230)	138
Provision for income taxes	$4,600	$4,781	$5,372
The following table presents our combined federal, state, and foreign effective tax rates:

	Fiscal	Fiscal	Fiscal
	2024	2023	2022
Combined federal, state, and foreign effective tax rates	23.7%	24.0%	23.9%
The following table presents the reconciliation of our provision for income taxes at the federal statutory rate of 21% to the actual tax expense:

in millions	Fiscal	Fiscal	Fiscal
	2024	2023	2022
Income taxes at federal statutory rate	$4,075	$4,184	$4,720
State income taxes, net of federal income tax benefit	680	706	743
Other, net	(155)	(109)	(91)
Total	$4,600	$4,781	$5,372

Fiscal 2024 Form 10-K	61

Deferred Taxes
The following table presents the tax effects of temporary differences that give rise to significant portions of our deferred tax assets and deferred tax liabilities:

in millions	February 2, 2025	January 28, 2024
Assets:
Deferred compensation	$230	$237
Accrued self-insurance liabilities	271	258
State income taxes	133	209
Merchandise inventories	—	110
Non-deductible reserves	475	474
Net operating losses	92	99
Lease liabilities	2,255	2,034
Deferred revenue	259	191
Other	77	46
Total deferred tax assets	3,792	3,658
Valuation allowance	(4)	(67)
Total deferred tax assets, net of valuation allowance	3,788	3,591
Liabilities:
Merchandise inventories	(12)	—
Property and equipment	(854)	(988)
Goodwill and other intangibles (1)	(2,200)	(1,000)
Lease right-of-use assets	(2,178)	(1,956)
Tax on unremitted earnings	(54)	(53)
Other	(183)	(144)
Total deferred tax liabilities	(5,481)	(4,141)
Net deferred tax liabilities	$(1,693)	$(550)
—————
(1)    Increase year over year primarily results from the difference in book and tax basis related to identifiable intangible assets from the SRS acquisition (See Note 13).
The following table presents our noncurrent deferred tax assets and noncurrent deferred tax liabilities, netted by tax jurisdiction, as presented on the consolidated balance sheets:

in millions	Consolidated Balance Sheet Classification	February 2, 2025	January 28, 2024
Deferred tax assets	Other assets	$269	$313
Deferred tax liabilities	Deferred income taxes	(1,962)	(863)
Net deferred tax liabilities		$(1,693)	$(550)
As of February 2, 2025, we recorded immaterial amounts for deferred tax assets for net operating losses as well as tax credits, primarily related to state jurisdictions. These losses and credits expire at various dates beginning in 2025 and 2026, respectively. We have concluded that it is more likely than not that tax benefits related to substantially all net operating losses and tax credits will be realized based upon the expectation that we will generate the necessary taxable income in future periods. The overall change in our valuation allowance was not material in fiscal 2024.

Fiscal 2024 Form 10-K	62

Reinvestment of Unremitted Earnings
Substantially all of our current year foreign cash earnings in excess of working capital and cash needed for strategic investments are not intended to be indefinitely reinvested offshore. Therefore, the tax effects of repatriation for applicable state taxes and foreign withholding taxes of such cash earnings have been provided for in the accompanying consolidated statements of earnings. We have the intent and ability to reinvest substantially all of the $5.1 billion of non-cash unremitted earnings of our non-U.S. subsidiaries indefinitely. Accordingly, no provision for state taxes or foreign withholding taxes was recorded on these unremitted earnings in the accompanying consolidated statements of earnings. It is impracticable for us to determine the amount of unrecognized deferred tax liabilities on these indefinitely reinvested earnings due to the complexities associated with the hypothetical calculation.
Tax Return Examination Status
Our income tax returns are routinely examined by U.S. federal, state and local, and foreign tax authorities. The Company remains subject to income tax examination for fiscal years 2015 through 2023. The IRS is currently examining our U.S. federal income tax returns for fiscal years 2016 through 2021. There are also ongoing U.S. state and local audits and other foreign audits covering fiscal years 2013 through 2022. We do not expect the results from any ongoing income tax audit to have a material impact on our consolidated financial condition, results of operations, or cash flows.
Over the next twelve months, it is reasonably possible that the resolution of federal and state tax examinations, as well as the expiration of statutes of limitations, could reduce our unrecognized tax benefits by an immaterial amount. We do not anticipate the resolution of these matters will result in a material change to our consolidated financial condition, results of operations, or cash flows.
Unrecognized Tax Benefits
The following table reconciles the beginning and ending amount of our gross unrecognized tax benefits:

in millions	Fiscal	Fiscal	Fiscal
	2024	2023	2022
Unrecognized tax benefits balance at beginning of fiscal year	$689	$643	$570
Additions based on tax positions related to the current year	71	74	75
Additions for tax positions of prior years	3	13	22
Reductions for tax positions of prior years	(42)	(14)	(7)
Reductions due to settlements	(51)	—	(1)
Reductions due to lapse of statute of limitations	(43)	(27)	(16)
Unrecognized tax benefits balance at end of fiscal year	$627	$689	$643
Unrecognized tax benefits that if recognized would affect our annual effective income tax rate on net earnings were $509 million, $568 million, and $537 million at February 2, 2025, January 28, 2024, and January 29, 2023, respectively.
Interest and Penalties
Interest and penalties associated with uncertain tax positions recognized in the consolidated statements of earnings were immaterial in fiscal 2024, fiscal 2023, and fiscal 2022. Our total accrued interest and penalties associated with uncertain tax positions were immaterial as of February 2, 2025 and January 28, 2024.
Other
In fiscal 2024, the IRS provided automatic income tax relief to taxpayers in certain southeastern states, extending the timeline to make certain tax payments. As a result, our fourth quarter fiscal 2024 estimated federal tax payment has been deferred to the first quarter of fiscal 2025, which reduced our cash paid for income taxes during fiscal 2024 and increased income taxes payable at February 2, 2025.

Fiscal 2024 Form 10-K	63

7.STOCKHOLDERS’ EQUITY
Stock Rollforward
The following table presents a reconciliation of the number of shares of our common stock outstanding and cash dividends per share:

shares in millions	Fiscal	Fiscal	Fiscal
	2024	2023	2022
Common stock:
Shares at beginning of year	1,796	1,794	1,792
Shares issued under employee stock plans, net	4	2	2
Shares at end of year	1,800	1,796	1,794
Treasury stock:
Shares at beginning of year	(804)	(778)	(757)
Repurchases of common stock	(2)	(26)	(21)
Shares at end of year	(806)	(804)	(778)
Shares outstanding at end of year	994	992	1,016
Cash dividends per share	$9.00	$8.36	$7.60
Share Repurchases
In August 2023, our Board approved a $15.0 billion share repurchase authorization that replaced the previous authorization of $15.0 billion, which was approved in August 2022. The August 2023 authorization does not have a prescribed expiration date. As of February 2, 2025, approximately $11.7 billion of the $15.0 billion share repurchase authorization remained available. In March 2024, we paused share repurchases in anticipation of the SRS acquisition (see Note 13 for details regarding the SRS acquisition).
The following table presents information about our repurchases of common stock, all of which were completed through open market purchases:

	Fiscal	Fiscal	Fiscal
in millions	2024	2023	2022
Total number of shares repurchased	2	26	21
Total cost of shares repurchased	$599	$8,074	$6,504
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

Fiscal 2024 Form 10-K	64

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the assets and liabilities that are measured at fair value on a recurring basis:

	February 2, 2025	January 28, 2024
in millions	Fair Value (Level 2)	Fair Value (Level 2)
Derivative agreements – assets	$—	$—
Derivative agreements – liabilities	(795)	(859)
Total	$(795)	$(859)
The fair values of our derivative instruments are determined using an income approach and Level 2 inputs, which primarily include the respective interest rate forward curves and discount rates. Our derivative instruments are discussed further in Note 5.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Long-lived assets, goodwill, and other intangible assets are subject to nonrecurring fair value measurement for the assessment of impairment. We did not have any material assets or liabilities that were measured and recognized at fair value on a nonrecurring basis during fiscal 2024, fiscal 2023, or fiscal 2022. See Note 13 for discussion on the fair values of assets acquired and liabilities assumed from business combinations.
Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents, receivables, accounts payable, and short-term debt approximate fair value due to their short-term nature.
The following table presents the aggregate fair values and carrying values of our senior notes:

	February 2, 2025		January 28, 2024
in millions	Fair Value (Level 1)	Carrying Value	Fair Value (Level 1)	Carrying Value
Senior notes	$45,499	$49,731	$38,495	$40,843
9.STOCK-BASED COMPENSATION
Omnibus Stock Incentive Plans
The Home Depot, Inc. Omnibus Stock Incentive Plan, as Amended and Restated May 19, 2022 (the “Omnibus Plan”) and The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan (the “1997 Plan” and collectively with the Omnibus Plan, the “Plans”) provide that incentive and nonqualified stock options, restricted stock, restricted stock units, performance shares, performance units, deferred shares, stock appreciation rights, and other stock-based awards may be issued to certain of our associates and non-employee directors. Under the Omnibus Plan, the maximum number of shares of our common stock authorized for issuance is 80 million shares plus a number of shares (not to exceed 10 million) related to underlying awards outstanding as of May 19, 2022, which can be returned to the share pool if those awards are subsequently terminated or expire unexercised, or are cancelled, forfeited or lapse for any reason, with any award other than a stock option or stock appreciation right reducing the number of shares available for issuance by 2.11 shares. At February 2, 2025, there were approximately 70 million shares available for future grants under the Omnibus Plan. No additional equity awards could be issued from the 1997 Plan after May 26, 2005.
The following table presents total stock-based compensation expense, net of estimated forfeitures, including expense related to our ESPPs, and related income tax benefit:

in millions	Fiscal	Fiscal	Fiscal
	2024	2023	2022
Pre-tax stock-based compensation expense	$444	$382	$367
Income tax benefit	(92)	(79)	(73)
After-tax stock-based compensation expense	$352	$303	$294
At February 2, 2025, there was $687 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of three years.

Fiscal 2024 Form 10-K	65

The award types issued under the Plans are as follows:
Stock Options. Under the terms of the Plans, incentive stock options and nonqualified stock options must have an exercise price at or above the fair market value of our stock on the date of the grant. Typically, nonqualified stock options vest at the rate of 25% per year commencing on the second anniversary date of the grant and expire on the tenth anniversary date of the grant. Additionally, a majority of our stock options may become non-forfeitable upon the associate reaching age 60, provided the associate has had five years of continuous service. There are no incentive stock options outstanding under the Plans.
We estimate the fair value of stock option awards on the date of grant using the Black-Scholes option-pricing model. Our determination of fair value of stock option awards is affected by our stock price as well as assumptions regarding a number of variables.
The following table presents the per share weighted average fair value of stock options granted and the assumptions used in determining fair value at the date of grant using the Black-Scholes option-pricing model:

	Fiscal	Fiscal	Fiscal
	2024	2023	2022
Per share weighted average fair value	$95.50	$66.01	$70.21
Risk-free interest rate	4.2%	3.6%	2.5%
Expected volatility	24.6%	26.7%	27.0%
Dividend yield	2.4%	2.8%	2.4%
Expected term	6 years	6 years	6 years
The risk-free interest rate is based on the U.S. Treasury (constant maturity) risk-free rate in effect at the date of grant for periods corresponding with the expected term of the options. Expected volatility is based on a combination of historical and implied volatility of our stock. The expected term is based on an analysis of historical and expected future exercise patterns.
The following table presents a summary of stock option activity by number of shares and weighted average exercise price during fiscal 2024:

shares in thousands	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,085	$189.97
Granted	175	383.15
Exercised	(1,036)	138.64
Forfeited	(23)	306.00
Outstanding at end of year	2,201	228.23
The following table presents the total intrinsic value of stock options exercised:

in millions	Fiscal	Fiscal	Fiscal
	2024	2023	2022
Total intrinsic value of stock options exercised	$254	$152	$61
The following table presents details regarding outstanding and exercisable stock options at February 2, 2025:

shares in thousands, dollars in millions, except for per share amounts	Number of Shares	Intrinsic Value	Weighted Average Remaining Life	Weighted Average Exercise Price
Outstanding	2,201	$404	5.0 years	$228.23
Exercisable	1,411	320	3.6 years	185.43
Shares of common stock issued from stock option exercises may be issued from authorized and unissued common stock or treasury stock.

Fiscal 2024 Form 10-K	66

Restricted Stock Awards. Restrictions on the restricted stock issued under the Plans generally lapse over various periods up to five years. At the grant date of the award, recipients of restricted stock are granted voting rights and generally receive dividends on unvested shares, paid in the form of cash on each dividend payment date. Dividends paid on unvested shares were immaterial for fiscal 2024, fiscal 2023, and fiscal 2022. Additionally, the majority of our restricted stock awards may become non-forfeitable upon the associate’s attainment of age 60, provided the associate has had five years of continuous service. The fair value of restricted stock is based on the closing stock price on the date of grant and is expensed over the period during which the restrictions lapse.
Restricted Stock Units. Each restricted stock unit entitles the associate to one share of common stock to be received upon vesting up to five years after the grant date. Additionally, the majority of these awards may become non-forfeitable upon the associate reaching age 60, provided the associate has had five years of continuous service. Recipients of restricted stock units have no voting rights until the vesting of the award. Recipients receive dividend equivalents that accrue on unvested units and are paid out in the form of additional shares of stock on the vesting date. The fair value of restricted stock units is based on the closing stock price on the date of grant and is expensed over the period during which the units vest.
The following table presents a summary of restricted stock and restricted stock unit activity during fiscal 2024:

shares in thousands	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	3,033	$277.09
Granted (1)	1,330	375.21
Vested	(1,113)	260.05
Forfeited	(200)	315.04
Nonvested at end of year	3,050	323.61
—————
(1)    Includes replacement restricted stock awards with service-based vesting conditions issued in connection with the SRS acquisition (see Note 13).
The following table presents the total fair value of restricted stock and restricted stock units vested:

in millions	Fiscal	Fiscal	Fiscal
	2024	2023	2022
Total fair value vested	$429	$312	$387
Performance Share Awards. We also grant performance share awards under the Plans. Recipients of performance share awards have no voting rights until the shares are issued following completion of the performance period. Dividend equivalents accrue on performance shares (as reinvested shares) and are paid upon the payout of the award based upon the actual number of shares earned.
Certain of these performance share awards provide for the issuance of shares of our common stock at the end of a three-year performance cycle based upon our performance against target average ROIC and operating profit over that performance cycle. These awards become non-forfeitable upon the associate’s attainment of age 60, provided the associate has had five years of continuous service and minimum performance targets are achieved. The fair value of these performance share awards is based on the closing stock price on the date of grant.
Separately, in relation to the SRS acquisition, we also granted performance share awards to various SRS employees. These awards provide for the issuance of shares of our common stock at the end of a five-year performance period. A portion of these awards are subject to the achievement of SRS EBITDA and sales targets, and a portion of these awards are subject to market conditions based on our stock price performance. The fair value of the portion of the awards subject to the achievement of EBITDA and sales targets were valued based on the closing stock price on the grant date. The portion of the awards subject to market conditions were valued using a Monte Carlo simulation on the date of grant.

Fiscal 2024 Form 10-K	67

The following table presents the per share weighted average fair value and the assumptions used in the Monte Carlo simulation for the market-based awards:

Fiscal
2024
Per share weighted average fair value	$125.92
Risk-free interest rate	4.1%
Expected volatility	25.4%
Dividend yield	2.5%
Award term	5 years
The risk-free interest rate is based on the U.S. Treasury (constant maturity) risk-free rate in effect at the date of grant for periods corresponding with the term of the award. Expected volatility is based on a combination of historical and implied volatility of our stock. The award term is based on the vesting period of the award.
The following table presents a summary of performance share activity during fiscal 2024:

shares in thousands	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	353	$297.25
Granted (1)	1,146	295.30
Vested	(223)	292.75
Forfeited	(68)	293.86
Nonvested at end of year	1,208	296.42
—————
(1)    Includes performance share awards issued in relation to the SRS acquisition.
The following table presents the total fair value of performance shares vested:

in millions	Fiscal	Fiscal	Fiscal
	2024	2023	2022
Total fair value vested	$83	$100	$92
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
The following table presents deferred shares granted to non-employee directors:

shares in thousands	Fiscal	Fiscal	Fiscal
	2024	2023	2022
Deferred shares granted to non-employee directors	15	19	19
Employee Stock Purchase Plans
We maintain two ESPPs: a U.S. and a non-U.S. plan. The plan for U.S. associates is a tax-qualified plan under Section 423 of the Internal Revenue Code. The non-U.S. plan is not a Section 423 plan. At February 2, 2025, there were approximately 14 million shares available under the U.S. plan and approximately 18 million shares available under the non-U.S. plan. The purchase price of shares under the ESPPs is equal to 85% of the stock’s fair market value on the last day of the purchase period, which is a six-month period ending on December 31 and June 30 of each year. During fiscal 2024, there were approximately 1 million shares purchased under the ESPPs at an average price of $309.59. Under the outstanding ESPPs at February 2, 2025, associates have contributed $31 million to purchase shares at 85% of the stock’s fair market value on the last day of the current purchase period, June 30, 2025.

Fiscal 2024 Form 10-K	68

10.EMPLOYEE BENEFIT PLANS
We maintain active defined contribution retirement plans for our associates (the “Benefit Plans”). All associates satisfying certain service requirements are eligible to participate in the Benefit Plans. We make cash contributions each payroll period up to specified percentages of associates’ contributions as approved by our Board.
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
The following table presents our contributions to the Benefit Plans and the Restoration Plans:

in millions	Fiscal	Fiscal	Fiscal
	2024	2023	2022
Contributions to the Benefit Plans and the Restoration Plans	$347	$293	$280
At February 2, 2025, the Benefit Plans and the Restoration Plans held a total of 4.7 million shares of our common stock in trusts for plan participants.
11.WEIGHTED AVERAGE COMMON SHARES
The following table presents the reconciliation of our basic to diluted weighted average common shares as well as the number of anti-dilutive securities excluded from diluted weighted average common shares:

in millions	Fiscal	Fiscal	Fiscal
	2024	2023	2022
Basic weighted average common shares	990	999	1,022
Effect of potentially dilutive securities (1)	3	3	3
Diluted weighted average common shares	993	1,002	1,025

Anti-dilutive securities excluded from diluted weighted average common shares	—	1	1
—————
(1)    Represents the dilutive impact of stock-based awards.
12.COMMITMENTS AND CONTINGENCIES
At February 2, 2025, we had outstanding letters of credit totaling $651 million, primarily related to certain business transactions, including insurance programs, trade contracts, and construction contracts.
We are involved in litigation arising in the normal course of business. In management’s opinion, any such litigation is not expected to have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.
13.ACQUISITIONS
SRS Acquisition
On March 27, 2024, we entered into a definitive agreement to acquire SRS, a leading residential specialty trade distribution company across several verticals serving the professional roofer, landscaper and pool contractor. On June 18, 2024, following the satisfaction or waiver of the applicable closing conditions, including receipt of the requisite regulatory approvals, the acquisition was completed and all merger consideration was transferred. Under the terms of the merger agreement, a subsidiary of The Home Depot, Inc. merged with and into Shingle Acquisition Holdings, Inc., the parent company of SRS, with Shingle Acquisition Holdings, Inc. as the surviving entity and a wholly owned subsidiary of the Company. We believe the acquisition of SRS will accelerate the Company’s growth with the Pro. The acquisition is expected to establish the Company as a leading specialty trade distributor across multiple verticals, complement our existing capabilities, and enable us to better serve complex project purchase occasions with the renovator/remodeler. We primarily used a combination of proceeds from commercial paper borrowings, the issuance of long-term debt, as well as cash on hand to fund the acquisition. See Note 5 for further information on the financing for the transaction, and below for a summary of purchase consideration.

Fiscal 2024 Form 10-K	69

The acquisition was accounted for in accordance with Accounting Standards Codification Topic 805 “Business Combinations,” and SRS’s results of operations have been consolidated in the Company’s financial statements effective June 18, 2024. Acquisition-related costs were expensed as incurred and were not material.
Fair Value of Consideration Transferred. The following table summarizes total purchase consideration:

in millions
Total cash consideration	$17,707
Fair value of common stock issued (1)	321
Total purchase consideration	$18,028
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
Allocation of Consideration Transferred. We recorded a preliminary allocation of the purchase price to assets acquired and liabilities assumed based on their estimated fair values as of June 18, 2024. The following table summarizes our preliminary purchase price allocation, including resulting goodwill:

in millions	Preliminary Fair Value
Cash and cash equivalents	$161
Receivables	1,831
Merchandise inventories	1,988
Property and equipment	789
Goodwill	11,006
Intangible assets	5,780
Other current and non-current assets	744
Total assets acquired	$22,299
Accounts payable	$1,791
Other current liabilities	584
Deferred tax liabilities (1)	1,114
Other long-term liabilities	782
Total liabilities assumed	$4,271
Net assets acquired	$18,028
—————
(1)    Primarily resulting from the difference in book and tax basis related to identifiable intangible assets.
The acquisition date fair values of identifiable intangible assets were determined by using certain estimates and assumptions that are not observable in the market. The Company used the multi-period excess earnings method to determine the estimated acquisition date fair values of the customer relationships intangible assets. The significant assumptions used to estimate the fair values of customer relationships included forecasted revenues, expected customer attrition rates, and the discount rate applied. Determining the useful life of an intangible asset also requires judgment, as different types of intangible assets will have different useful lives.
The estimated fair values and estimated useful lives of identifiable intangible assets are as follows:

in millions	Weighted Average Useful Life (Years)	Fair Value
Customer relationships	20	$5,400
Trade names	5	380
Total identifiable intangible assets		$5,780

Fiscal 2024 Form 10-K	70

The goodwill arising from the acquisition is attributable to anticipated (i) growth acceleration in the Pro market; (ii) expansion in high growth verticals including roofing; (iii) additional addressable market opportunities; (iv) enhanced delivery network capabilities; and (v) growth in sales force. We expect approximately $1.0 billion of goodwill related to the acquisition to be deductible for U.S. federal and state income tax purposes. At this time, all preliminary goodwill has been allocated to our three SRS reporting units and no goodwill currently resides in our Primary segment.
We have completed valuation analyses necessary to assess the fair values of the assets acquired and liabilities assumed and the amount of goodwill to be recognized as of the acquisition date. These fair values were based on management’s estimates and assumptions; however, the amounts indicated above are preliminary in nature and are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the acquisition date. Accordingly, there may be adjustments to the assigned values of acquired assets and liabilities assumed. Areas that remain preliminary primarily relate to income taxes, as well as any changes to residual goodwill resulting from measurement period adjustments. The final determination of acquisition date fair values and residual goodwill will be completed as soon as practicable, and within the measurement period of up to one year from the acquisition date as permitted under GAAP. Any adjustments to provisional amounts that are identified during the measurement period will be recorded in the reporting period in which the adjustment is determined. Measurement period adjustments recognized during fiscal 2024 were immaterial.
Results of Operations. Net sales attributable to SRS since the completion of the acquisition and included within our results of operations for fiscal 2024 totaled $6.4 billion. Net earnings attributable to SRS since the completion of the acquisition and included within our results of operations for fiscal 2024 were immaterial.
Pro forma results of operations would not be materially different as a result of the acquisition and therefore are not presented.
Other Fiscal 2024 Acquisitions
All other acquisitions completed during fiscal 2024 were immaterial both individually and in the aggregate.
Fiscal 2023 Acquisitions
During fiscal 2023, we completed three individually immaterial acquisitions for total aggregate cash purchase consideration of $1.5 billion. We recognized aggregate definite-lived intangible assets of $469 million with a weighted average amortization period of 17 years, primarily related to customer relationships, and goodwill of $1.0 billion. The goodwill arising from the acquisitions resides in our Primary segment and is primarily attributable to operational synergies and acceleration of growth strategy, as well as the assembled workforce. The portion of goodwill generated through these acquisitions that is expected to be deductible for U.S. federal and state tax purposes is not material. Measurement period adjustments recognized during fiscal 2024 were immaterial and our purchase price allocations are now finalized.
Net sales and net earnings for fiscal 2023 attributable to these acquisitions in the aggregate after their respective acquisition dates were immaterial. Pro forma results of operations would not be materially different as a result of the acquisitions in the aggregate and therefore are not presented.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not applicable.

Fiscal 2024 Form 10-K	71

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
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 2, 2025 based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of February 2, 2025 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
Management excluded SRS, which was acquired on June 18, 2024, from our assessment of internal control over financial reporting as of February 2, 2025. SRS represents approximately 7% of the Company’s consolidated total assets, excluding goodwill and intangible assets, and approximately 4% of the Company’s consolidated net sales as of and for the year ended February 2, 2025. This exclusion is in accordance with the SEC staff's general guidance that an assessment of an acquired business may be omitted from the scope of management's assessment for one year following the acquisition. See Note 13 to our consolidated financial statements for further discussion of the SRS acquisition.
The effectiveness of our internal control over financial reporting as of February 2, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
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
Except as described above, there were no other changes in our internal control over financial reporting during the fiscal quarter ended February 2, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Fiscal 2024 Form 10-K	72

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors
The Home Depot, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited The Home Depot, Inc. and its subsidiaries' (the Company) internal control over financial reporting as of February 2, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 2, 2025 and January 28, 2024, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 2, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated March 20, 2025 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired SRS Distribution Inc. (SRS) during fiscal 2024 and management excluded SRS from its assessment of the effectiveness of the Company’s internal control over financial reporting as of February 2, 2025. SRS represents approximately 7% of the Company’s consolidated total assets, excluding goodwill and intangible assets, and approximately 4% of the Company’s consolidated net sales as of and for the fiscal year ended February 2, 2025. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of SRS.
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
/s/ KPMG LLP
Atlanta, Georgia
March 20, 2025

Fiscal 2024 Form 10-K	73

Item 9B. Other Information.
During the fiscal quarter ended February 2, 2025, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of the SEC’s Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item, other than the information regarding the executive officers set forth below, is incorporated by reference to the sections entitled “Election of Directors,” “Corporate Governance,” “Executive Compensation,” “General,” and “Audit Committee Report” in our Proxy Statement for the 2025 Annual Meeting of Shareholders (“Proxy Statement”).
Executive officers are appointed by, and serve at the pleasure of, the Board. Our executive officers are as follows:
WILLIAM D. BASTEK, age 58, has been Executive Vice President – Merchandising, since March 2023. From January 2019 to March 2023, Mr. Bastek served as Senior Vice President of Merchandising, Hardlines for the Company, responsible for merchandising and marketing strategies for hardware and garden. Prior to that role, he was Merchandising Vice President for hardware and tools from December 2013 to January 2019. Mr. Bastek began his career in 1989 at HD Supply, formerly known as Maintenance Warehouse, which was originally acquired by the Company in 1997. Mr. Bastek has served in various roles of increasing responsibility, including Global Product Merchant, Senior Merchant, Divisional Merchandise Manager and Merchandising Vice President for building materials.
JORDAN BROGGI, age 41, has been Executive Vice President – Customer Experience and President – Online since June 2024. He served as Senior Vice President and President – Online from May 2022 to June 2024. From October 2020 through May 2022, he served as Senior Vice President, Finance and from October 2016 to October 2020, he served as Vice President, Finance. Mr. Broggi joined the Company in 2013 and has held roles of increasing responsibility in merchandising finance, supply chain finance, financial planning and analysis and strategic business development. Prior to joining the Company, he held various positions in finance and strategy with LexisNexis, Bain & Company, and General Motors.
ANN-MARIE CAMPBELL, age 59, has been Senior Executive Vice President since November 2023. From October 2020 to October 2023, she served as Executive Vice President – U.S. Stores and International Operations, from February 2016 to October 2020, she served as Executive Vice President – U.S. Stores, from January 2009 to February 2016, she served as Division President of the Southern Division, and from December 2005 to January 2009, she served as Vice President – Vendor Services. Ms. Campbell began her career with The Home Depot in 1985 as a cashier and has held roles of increasing responsibility, including vice president roles in the Company’s operations, merchandising, and marketing departments.
JOHN DEATON, age 51, has been Executive Vice President – Supply Chain & Product Development since November 2021. From April 2021 to October 2021, he served as Senior Vice President – Operations; from May 2017 to April 2021, he served as Senior Vice President – Supply Chain; from July 2011 to April 2017, he served as Senior Vice President – Brand and Product Development; and from April 2007 to June 2011, he served as Vice President – Supply Chain.
EDWARD P. DECKER, age 62, has served as our Chair since October 2022, and as our President and Chief Executive Officer since March 2022. He served as our President and Chief Operating Officer from October 2020 through February 2022. From August 2014 to October 2020, he served as Executive Vice President – Merchandising, and from October 2006 through July 2014, he served as Senior Vice President – Retail Finance, Pricing Analytics, and Assortment Planning. Mr. Decker joined The Home Depot in 2000 and held various strategic planning roles, including serving as Vice President – Strategic Business Development from November 2002 to April 2006 and Senior Vice President – Strategic Business and Asset Development from April 2006 to September 2006. Prior to joining the Company, Mr. Decker held various positions in strategic planning, business development, finance, and treasury at Kimberly-Clark Corp. and Scott Paper Co., both of which are consumer products companies.

Fiscal 2024 Form 10-K	74

TIMOTHY A. HOURIGAN, age 68, has been Executive Vice President – Human Resources since June 2017 and has announced plans to retire in June 2025. From February 2016 through June 2017, he served as Division President of the Southern Division. Prior to his role as Division President, Mr. Hourigan served in various human resources roles with the Company, including Vice President – Human Resources, U.S. Stores and Operations from September 2013 to February 2016; Vice President – Compensation and Benefits from February 2007 to September 2013; and Vice President – Human Resources from July 2002 to February 2007.
RICHARD V. McPHAIL, age 54, has been Executive Vice President and Chief Financial Officer since September 2019. From August 2017 through August 2019, he served as Senior Vice President, Finance Control and Administration of the Company, and was responsible for financial planning and analysis, enterprise financial reporting and operations, commercial financial services, treasury, tax, and international financial operations. From August 2014 to September 2017, he served as Senior Vice President, Finance, with responsibility for U.S. Retail finance, strategic and financial planning, and business development activity. Mr. McPhail served as Senior Vice President, Global FP&A, Strategy, and New Business Development, from March 2013 to August 2014. Mr. McPhail joined the Company in 2005 and served in roles of increasing responsibility in finance, strategy and business development from May 2005 to March 2013. Prior to joining the Company, Mr. McPhail served as executive vice president of corporate finance for Marconi Corporation plc in London, England. Prior to Marconi, Mr. McPhail held positions with Wachovia Securities and Arthur Andersen.
HECTOR PADILLA, age 50, has been Executive Vice President – U.S. Stores and Operations since November 2023. He previously served as Executive Vice President – Outside Sales & Services from May 2021 to October 2023, Division President of the Southern Division from June 2017 to May 2021, and Senior Vice President – Operations from November 2014 to June 2017. Mr. Padilla began his career with The Home Depot in 1994 as a store associate and has held roles of increasing responsibility since he joined the Company, serving in various management roles with oversight of field operations and services.
TERESA WYNN ROSEBOROUGH, age 66, has been Executive Vice President, General Counsel and Corporate Secretary since November 2011. From April 2006 through November 2011, Ms. Roseborough served in several legal positions with MetLife, Inc., a provider of insurance and other financial services, including Senior Chief Counsel – Compliance & Litigation and as Deputy General Counsel. Prior to joining MetLife, Ms. Roseborough was a partner with the law firm Sutherland Asbill & Brennan LLP from February 1996 through March 2006 and a Deputy Assistant Attorney General in the Office of Legal Counsel of the United States Department of Justice from January 1994 through February 1996. Ms. Roseborough serves as a director of Hartford Insurance Group, Inc. (formerly known as The Hartford Financial Services Group, Inc.), an investment and insurance company.
MICHAEL ROWE, age 57, currently serves as Executive Vice President - Pro. He previously served as President of The Home Depot Canada from October 2020 to February 2025. From November 2016 to October 2020, he served as Vice President of Online, Marketing and Contractor Services for The Home Depot Canada, where he was responsible for marketing, advertising, e-commerce, installation services, contractor services, and strategy. Mr. Rowe joined The Home Depot in 2006, serving in various roles for The Home Depot Canada, including Chief Financial Officer, Vice President of Finance and Contractor Services, Procurement and Strategic Business Development. Prior to joining the Company, Mr. Rowe held positions of increasing responsibility at Maple Leaf Foods, Reckitt Benckiser and Procter & Gamble.
FAHIM SIDDIQUI, age 58, has been Executive Vice President and Chief Information Officer since April 2022. He previously served as Senior Vice President of Information Technology from December 2018 to April 2022. Before joining The Home Depot, Mr. Siddiqui served as Senior Vice President and Chief Information Officer – eCommerce and Digital at Staples Inc. from May 2017 through November 2018. Prior to that role, he served in various technology, product and engineering leadership roles in the retail, energy and telecom sectors.
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

Fiscal 2024 Form 10-K	75

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
The following documents are filed as part of this report:
1. Financial Statements
The following financial statements are set forth in Item 8 hereof:
•Report of Independent Registered Public Accounting Firm (KPMG LLP, Atlanta, GA, Auditor Firm ID: 185);
•Consolidated Balance Sheets as of February 2, 2025 and January 28, 2024;
•Consolidated Statements of Earnings for fiscal 2024, fiscal 2023, and fiscal 2022;
•Consolidated Statements of Comprehensive Income for fiscal 2024, fiscal 2023, and fiscal 2022;
•Consolidated Statements of Stockholders’ Equity for fiscal 2024, fiscal 2023, and fiscal 2022;
•Consolidated Statements of Cash Flows for fiscal 2024, fiscal 2023, and fiscal 2022; and
•Notes to Consolidated Financial Statements.
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
The Company is not filing any instruments evidencing any indebtedness because the total amount of securities authorized under any single such instrument does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Copies of such instruments will be furnished to the SEC upon request.

Exhibit		Description	Reference
2.1	**	Agreement and Plan of Merger, dated as of March 27, 2024 by and among The Home Depot, Inc., Star Acquisition Merger Sub Inc., Shingle Acquisition Holdings, Inc. and Shingle Acquisition, LP	Form 10-Q for the fiscal quarter ended April 28, 2024, Exhibit 2.1
3.1		Amended and Restated Certificate of Incorporation of The Home Depot, Inc.	Form 10-Q for the fiscal quarter ended July 31, 2011, Exhibit 3.1
3.2		By-Laws of The Home Depot, Inc. (Amended and Restated Effective February 23, 2023)	Form 8-K filed February 28, 2023, Exhibit 3.2
4.1		Indenture, dated as of May 4, 2005, between The Home Depot, Inc. and The Bank of New York Mellon Trust Company, N.A. (fka The Bank of New York Trust Company, N.A.), as Trustee	Form S-3 (File No. 333-124699) filed May 6, 2005, Exhibit 4.1
4.2		Indenture, dated as of August 24, 2012, between The Home Depot, Inc. and Deutsche Bank Trust Company Americas, as Trustee	Form S-3 (File No. 333-183621) filed August 29, 2012, Exhibit 4.3

Fiscal 2024 Form 10-K	76

Exhibit		Description	Reference
4.3		Description of Securities	Form 10-K for the fiscal year ended February 2, 2020, Exhibit 4.33
10.1	**	364-Day Revolving Credit Facility Agreement dated as of May 7, 2024 by and among The Home Depot, Inc., the banks party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent	Form 10-Q for the fiscal quarter ended July 28, 2024, Exhibit 10.1
10.2	†	The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan	Form 10-Q for the fiscal quarter ended August 4, 2002, Exhibit 10.1
10.3	†	Form of Executive Employment Death Benefit Agreement	Form 10-K for the fiscal year ended February 3, 2013, Exhibit 10.2
10.4	†	The Home Depot Deferred Compensation Plan for Officers (As Amended and Restated Effective January 1, 2008)	Form 8-K filed August 20, 2007, Exhibit 10.1
10.5	†	Amendment No. 1 to The Home Depot Deferred Compensation Plan for Officers (As Amended and Restated Effective January 1, 2008)	Form 10-K for the fiscal year ended January 31, 2010, Exhibit 10.4
10.6	†	Amendment No. 2 to The Home Depot Deferred Compensation Plan for Officers (As Amended and Restated Effective January 1, 2008)	Form 10-K for the fiscal year ended January 31, 2021, Exhibit 10.5
10.7	†	The Home Depot, Inc. Omnibus Stock Incentive Plan, as Amended and Restated May 19, 2022	Form 10-Q for the fiscal quarter ended July 31, 2022, Exhibit 10.1
10.8	†	The Home Depot FutureBuilder Restoration Plan	Form 8-K filed August 20, 2007, Exhibit 10.2
10.9	†	Amendment No.1 to The Home Depot FutureBuilder Restoration Plan	Form 10-K for the fiscal year ended February 2, 2014, Exhibit 10.8
10.10	†	The Home Depot, Inc. Nonemployee Directors’ Deferred Stock Compensation Plan	Form 8-K filed August 20, 2007, Exhibit 10.3
10.11	†	The Home Depot Amended and Restated Management Incentive Plan (effective January 31, 2022)	Form 8-K filed May 24, 2022, Exhibit 10.1
10.12	†	The Home Depot, Inc. Amended and Restated Employee Stock Purchase Plan, as amended and restated effective July 1, 2012	Form 10-Q for the fiscal quarter ended April 29, 2012, Exhibit 10.1
10.13	†	Form of Executive Officer Restricted Stock Award Pursuant to The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan	Form 10-Q for the fiscal quarter ended October 31, 2004, Exhibit 10.1
10.14	†	Form of Deferred Share Award (Nonemployee Director) Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan	Form 8-K filed November 15, 2007, Exhibit 10.1
10.15	†	Form of Executive Officer Equity Award Agreement (Nonqualified Stock Option) Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed March 8, 2016, Exhibit 10.1
10.16	†	Form of Deferred Share Award (Nonemployee Director) Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan	Form 10-K for the fiscal year ended January 29, 2017, Exhibit 10.21
10.17	†	Form of Executive Officer Equity Award Agreement (Nonqualified Stock Option) Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed February 28, 2018, Exhibit 10.3
10.18	†	Form of Executive Officer Equity Award Agreement (Performance-Based Restricted Stock) Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed March 4, 2019, Exhibit 10.2

Fiscal 2024 Form 10-K	77

Exhibit		Description	Reference
10.19	†	Form of Executive Officer Equity Award Agreement (Nonqualified Stock Option) Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed March 4, 2019, Exhibit 10.3
10.20	†	Form of Executive Officer Equity Award Agreement Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed March 2, 2020, Exhibit 10.1
10.21	†	Form of Executive Officer Restricted Stock and Stock Option Award Agreement Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 10-Q for the fiscal quarter ended November 1, 2020, Exhibit 10.4
10.22	†	Form of Executive Officer Equity Award Agreement Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed March 1, 2021, Exhibit 10.1
10.23	†
Form of Executive Officer Equity Award Agreement (Performance Shares, Performance-Based Restricted Stock and Nonqualified Stock Options) Pursuant to The Home Depot, Inc. Omnibus Stock Incentive Plan, as Amended and Restated May 19, 2022
Form 8-K filed May 24, 2022, Exhibit 10.2
10.24	†	Form of Executive Officer Equity Award Agreement (Restricted Stock and Nonqualified Stock Options) Pursuant to The Home Depot, Inc. Omnibus Stock Incentive Plan, as Amended and Restated May 19, 2022	Form 8-K filed May 24, 2022, Exhibit 10.3
10.25	†
Form of Executive Officer Equity Award Agreement (Performance Shares, Performance-Based Restricted Stock and Nonqualified Stock Options) Pursuant to The Home Depot, Inc. Omnibus Stock Incentive Plan, as Amended and Restated May 19, 2022
Form 8-K filed February 28, 2023, Exhibit 10.1
10.26	†	Form of Executive Officer Equity Award Agreement (Restricted Stock and Nonqualified Stock Options) Pursuant to The Home Depot, Inc. Omnibus Stock Incentive Plan, as Amended and Restated May 19, 2022	Form 8-K filed February 28, 2023, Exhibit 10.2
10.27	†	Form of Nonemployee Director Deferred Share Award Agreement Pursuant to The Home Depot, Inc. Omnibus Stock Incentive Plan, as Amended and Restated May 19, 2022	Form 8-K filed May 24, 2022, Exhibit 10.4
10.28	†	Employment Arrangement between Edward P. Decker and The Home Depot, Inc., dated February 24, 2022	Form 10-Q for the fiscal quarter ended May 1, 2022, Exhibit 10.1
10.29	†	Employment Arrangement between Richard V. McPhail and The Home Depot, Inc., dated October 1, 2020	Form 10-Q for the fiscal quarter ended November 1, 2020, Exhibit 10.1
10.30	† *	Employment Arrangement between William D. Bastek and The Home Depot, Inc., dated March 14, 2023
10.31	†	Employment Arrangement between Ann-Marie Campbell and The Home Depot, Inc., dated October 25, 2023	Form 10-Q for the fiscal quarter ended October 29, 2023, Exhibit 10.1
10.32	†	Employment Arrangement between Matthew A. Carey and The Home Depot, Inc., dated April 19, 2022	Form 10-Q for the fiscal quarter ended May 1, 2022, Exhibit 10.3
10.33	†	Employment Arrangement between Teresa Wynn Roseborough and The Home Depot, Inc., dated September 28, 2011	Form 10-K for the fiscal year ended January 28, 2024, Exhibit 10.37

Fiscal 2024 Form 10-K	78

Exhibit		Description	Reference
19.1	*	Insider Trading Policy
21	*	List of Subsidiaries of the Company
23	*	Consent of Independent Registered Public Accounting Firm
31.1	*	Certification of the Chair, President and Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	*	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a)
32.1	‡	Certification of the Chair, President and Chief Executive Officer furnished pursuant Section 906 of the Sarbanes-Oxley Act of 2002
32.2	‡	Certification of Executive Vice President and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97		The Home Depot, Inc. Executive Compensation Clawback Policy	Form 10-K for the fiscal year ended January 28, 2024, Exhibit 97
101.INS	*	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
—————
†    Management contract or compensatory plan or arrangement
*    Filed herewith
‡    Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of the SEC’s Regulation S-K
**    Certain schedules and other similar attachments to this exhibit have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The registrant will provide a copy of such omitted documents to the SEC upon request.
Item 16. Form 10-K Summary.
None.

Fiscal 2024 Form 10-K	79

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HOME DEPOT, INC. (Registrant)

By:	/s/ EDWARD P. DECKER
Edward P. Decker, Chair, President and Chief Executive Officer

Date:	March 20, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 20, 2025.

Signature	Title

/s/ EDWARD P. DECKER	Chair, President and Chief Executive Officer (Principal Executive Officer)
Edward P. Decker

/s/ RICHARD V. MCPHAIL	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Richard V. McPhail

/s/ KIMBERLY R. SCARDINO	Senior Vice President — Finance, Chief Accounting Officer and Controller (Principal Accounting Officer)
Kimberly R. Scardino

/s/ GERARD J. ARPEY	Director
Gerard J. Arpey

/s/ ARI BOUSBIB	Director
Ari Bousbib

/s/ JEFFERY H. BOYD	Director
Jeffery H. Boyd

/s/ GREGORY D. BRENNEMAN	Director
Gregory D. Brenneman

/s/ J. FRANK BROWN	Director
J. Frank Brown

/s/ WAYNE M. HEWETT	Director
Wayne M. Hewett

/s/ MANUEL KADRE	Director
Manuel Kadre

/s/ STEPHANIE C. LINNARTZ	Director
Stephanie C. Linnartz

/s/ PAULA A. SANTILLI	Director
Paula A. Santilli

/s/ CARYN SEIDMAN-BECKER	Director
Caryn Seidman-Becker

Fiscal 2024 Form 10-K	80