Form 10-Q
period 2025-08-03
HOME DEPOT, INC.
filed 2025-08-26
CIK 354950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2025
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
995,386,647 shares of common stock, $0.05 par value, outstanding as of August 19, 2025

Fiscal Q2 2025 Form 10-Q	i

COMMONLY USED OR DEFINED TERMS

Term	Definition
Comparable sales	As defined in the Results of Operations section of MD&A
Exchange Act	Securities Exchange Act of 1934, as amended
fiscal 2023	Fiscal year ended January 28, 2024 (includes 52 weeks)
fiscal 2024	Fiscal year ended February 2, 2025 (includes 53 weeks)
fiscal 2025	Fiscal year ending February 1, 2026 (includes 52 weeks)
GAAP	U.S. generally accepted accounting principles
GMS	GMS Inc.
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NOPAT	Net operating profit after tax
Restoration Plans	Home Depot FutureBuilder Restoration Plan and HD Supply Restoration Plan
ROIC	Return on invested capital
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SG&A	Selling, general, and administrative expenses
SRS	SRS Distribution Inc.
2024 Form 10-K	Annual Report on Form 10-K for fiscal 2024 as filed with the SEC on March 21, 2025

Fiscal Q2 2025 Form 10-Q	ii

FORWARD-LOOKING STATEMENTS
Certain statements contained herein, as well as in other filings we make with the SEC and other written and oral information we release, including statements regarding our performance, estimates, expectations, beliefs, intentions, projections, strategies for the future, or other events or developments in the future constitute “forward-looking statements” under the federal securities laws, including as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on currently available information and our current assumptions, expectations and projections about future events, and use words such as “may,” “will,” “could,” “should,” “would,” “anticipate,” “intend,” “estimate,” “project,” “plan,” “believe,” “expect,” “target,” "prospects,” “potential,” "commit” and "forecast,” or words of similar import or meaning or refer to future time periods.
Forward-looking statements may relate to, among other things, the demand for our products and services, including as a result of macroeconomic conditions and changing customer preferences and expectations; net sales growth; comparable sales; the effects of competition; our brand and reputation; implementation of interconnected retail, store, supply chain technology, innovation and other strategic initiatives, including with respect to real estate; inventory and in-stock positions; the state of the economy; the state of the housing and home improvement markets; the state of the credit markets, including mortgages, home equity loans, and consumer credit; the impact of tariffs, trade policy changes or restrictions, or international trade disputes and efforts and ability to continue to diversify our supply chain; issues related to the payment methods we accept; demand for credit offerings, including trade credit; management of relationships with our associates, jobseekers, suppliers and service providers; cost and availability of labor; costs of fuel and other energy sources; events that could disrupt our business, supply chain, technology infrastructure, or demand for our products and services, such as tariffs, trade policy changes or restrictions or international trade disputes, natural disasters, climate change, public health issues, cybersecurity events, labor disputes, geopolitical conflicts, military conflicts or acts of war; our ability to maintain a safe and secure store environment; our ability to address expectations regarding sustainability and human capital management matters and meet related goals; continuation or suspension of share repurchases; net earnings performance; earnings per share; future dividends; capital allocation and expenditures; liquidity; return on invested capital; expense leverage; changes in interest rates; changes in foreign currency exchange rates; commodity or other price inflation and deflation; our ability to issue debt on terms and at rates acceptable to us; the impact and expected outcome of investigations, inquiries, claims, and litigation, including compliance with related settlements; the challenges of operating in international markets; the adequacy of insurance coverage; the effect of accounting charges; the effect of adopting certain accounting standards; the impact of legal and regulatory changes, including executive orders and other administrative or legislative actions, such as changes to tax laws and regulations; store openings and closures; financial outlook; the status of the pending GMS acquisition; and the impact of acquired companies, including SRS, on our organization and the ability to recognize the anticipated benefits of any completed or pending acquisitions.
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

Fiscal Q2 2025 Form 10-Q	iii

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
THE HOME DEPOT, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

in millions, except per share data	August 3, 2025	February 2, 2025
Assets
Current assets:
Cash and cash equivalents	$2,804	$1,659
Receivables, net	5,878	4,903
Merchandise inventories	24,843	23,451
Other current assets	1,866	1,670
Total current assets	35,391	31,683
Net property and equipment	26,896	26,702
Operating lease right-of-use assets	8,662	8,592
Goodwill	19,619	19,475
Intangible assets, net	8,770	8,983
Other assets	711	684
Total assets	$100,049	$96,119

Liabilities and Stockholders' Equity
Current liabilities:
Short-term debt	$—	$316
Accounts payable	13,086	11,938
Accrued salaries and related expenses	2,385	2,315
Sales taxes payable	661	628
Deferred revenue	2,605	2,610
Income taxes payable	37	832
Current installments of long-term debt	6,400	4,582
Current operating lease liabilities	1,336	1,274
Other accrued expenses	4,336	4,166
Total current liabilities	30,846	28,661
Long-term debt, excluding current installments	45,917	48,485
Long-term operating lease liabilities	7,668	7,633
Deferred income taxes	2,491	1,962
Other long-term liabilities	2,462	2,738
Total liabilities	89,384	89,479
Contingencies (Note 9)
Common stock, par value $0.05; authorized: 10,000 shares; issued: 1,801 shares at August 3, 2025 and 1,800 shares at February 2, 2025; outstanding: 995 shares at August 3, 2025 and 994 shares at February 2, 2025	90	90
Paid-in capital	14,438	14,117
Retained earnings	92,943	89,533
Accumulated other comprehensive loss	(835)	(1,129)
Treasury stock, at cost, 806 shares at August 3, 2025 and February 2, 2025	(95,971)	(95,971)
Total stockholders’ equity	10,665	6,640
Total liabilities and stockholders’ equity	$100,049	$96,119
—————
See accompanying notes to consolidated financial statements.

Fiscal Q2 2025 Form 10-Q	1

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
in millions, except per share data	August 3, 2025	July 28, 2024	August 3, 2025	July 28, 2024
Net sales	$45,277	$43,175	$85,133	$79,593
Cost of sales	30,152	28,759	56,549	52,744
Gross profit	15,125	14,416	28,584	26,849
Operating expenses:
Selling, general and administrative	7,764	7,144	15,294	13,811
Depreciation and amortization	806	738	1,602	1,425
Total operating expenses	8,570	7,882	16,896	15,236
Operating income	6,555	6,534	11,688	11,613
Interest and other (income) expense:
Interest income and other, net	(25)	(84)	(49)	(141)
Interest expense	575	573	1,190	1,058
Interest and other, net	550	489	1,141	917
Earnings before provision for income taxes	6,005	6,045	10,547	10,696
Provision for income taxes	1,454	1,484	2,563	2,535
Net earnings	$4,551	$4,561	$7,984	$8,161

Basic weighted average common shares	992	990	992	989
Basic earnings per share	$4.59	$4.61	$8.05	$8.25

Diluted weighted average common shares	994	992	994	992
Diluted earnings per share	$4.58	$4.60	$8.03	$8.23
—————
See accompanying notes to consolidated financial statements.

Fiscal Q2 2025 Form 10-Q	2

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
in millions	August 3, 2025	July 28, 2024	August 3, 2025	July 28, 2024
Net earnings	$4,551	$4,561	$7,984	$8,161
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	167	(249)	289	(259)
Cash flow hedges	1	(60)	5	(51)
Total other comprehensive income (loss), net of tax	168	(309)	294	(310)
Comprehensive income	$4,719	$4,252	$8,278	$7,851
—————
See accompanying notes to consolidated financial statements.

Fiscal Q2 2025 Form 10-Q	3

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended		Six Months Ended
in millions	August 3, 2025	July 28, 2024	August 3, 2025	July 28, 2024
Common Stock:
Balance at beginning of period	$90	$90	$90	$90
Shares issued under employee stock plans, net	—	—	—	—
Balance at end of period	90	90	90	90

Paid-in Capital:
Balance at beginning of period	14,159	13,153	14,117	13,147
Shares issued under employee stock plans, net	148	466	33	362
Stock-based compensation expense	131	112	288	222
Balance at end of period	14,438	13,731	14,438	13,731

Retained Earnings:
Balance at beginning of period	90,680	85,027	89,533	83,656
Net earnings	4,551	4,561	7,984	8,161
Cash dividends	(2,288)	(2,231)	(4,574)	(4,460)
Balance at end of period	92,943	87,357	92,943	87,357

Accumulated Other Comprehensive Loss:
Balance at beginning of period	(1,003)	(478)	(1,129)	(477)
Foreign currency translation adjustments, net of tax	167	(249)	289	(259)
Cash flow hedges, net of tax	1	(60)	5	(51)
Balance at end of period	(835)	(787)	(835)	(787)

Treasury Stock:
Balance at beginning of period	(95,971)	(95,972)	(95,971)	(95,372)
Repurchases of common stock	—	1	—	(599)
Balance at end of period	(95,971)	(95,971)	(95,971)	(95,971)
Total stockholders’ equity	$10,665	$4,420	$10,665	$4,420
—————
See accompanying notes to consolidated financial statements.

Fiscal Q2 2025 Form 10-Q	4

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
in millions	August 3, 2025	July 28, 2024
Cash Flows from Operating Activities:
Net earnings	$7,984	$8,161
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization, excluding amortization of intangible assets	1,720	1,615
Intangible asset amortization	278	142
Stock-based compensation expense	288	222
Changes in receivables, net	(986)	(391)
Changes in merchandise inventories	(1,205)	(214)
Changes in other current assets	(190)	(339)
Changes in accounts payable and accrued expenses	1,323	1,628
Changes in deferred revenue	(24)	(31)
Changes in income taxes payable	(739)	14
Changes in deferred income taxes	490	159
Other operating activities	29	(60)
Net cash provided by operating activities	8,968	10,906

Cash Flows from Investing Activities:
Capital expenditures	(1,723)	(1,566)
Payments for businesses acquired, net	(233)	(17,570)
Other investing activities	64	38
Net cash used in investing activities	(1,892)	(19,098)

Cash Flows from Financing Activities:
(Repayments of) proceeds from short-term debt, net	(316)	2,527
Proceeds from long-term debt, net of discounts	76	9,952
Repayments of long-term debt	(1,199)	(1,255)
Repurchases of common stock	—	(649)
Proceeds from sales of common stock	163	210
Cash dividends	(4,574)	(4,460)
Other financing activities	(130)	(212)
Net cash (used in) provided by financing activities	(5,980)	6,113
Change in cash and cash equivalents	1,096	(2,079)
Effect of exchange rate changes on cash and cash equivalents	49	(68)
Cash and cash equivalents at beginning of period	1,659	3,760
Cash and cash equivalents at end of period	$2,804	$1,613

Supplemental Disclosures:
Cash paid for interest, net of interest capitalized	$1,189	$982
Cash paid for income taxes	3,092	2,634
Non-cash acquisition purchase consideration	—	321
—————
See accompanying notes to consolidated financial statements.

Fiscal Q2 2025 Form 10-Q	5

THE HOME DEPOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements of The Home Depot, Inc., together with its subsidiaries (the “Company,” “The Home Depot,” “Home Depot,” “we,” “our” or “us”), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2024 Form 10-K. During the six months ended August 3, 2025, there were no significant changes to our significant accounting policies as disclosed in the 2024 Form 10-K.
Receivables, net
The following table presents components of receivables, net:

in millions	August 3, 2025	February 2, 2025
Card receivables	$1,287	$1,019
Rebate receivables	1,485	1,404
Customer receivables	2,521	1,896
Other receivables	585	584
Receivables, net	$5,878	$4,903
Card receivables consist of payments due from financial institutions for the settlement of credit card and debit card transactions. Rebate receivables represent amounts due from vendors for volume and co-op advertising rebates. Customer receivables relate to credit extended directly to certain customers in the ordinary course of business. The valuation allowance related to our receivables was not material to our consolidated financial statements at August 3, 2025 or February 2, 2025.
Supplier Finance Program
We have a supplier finance program whereby participating suppliers may, at their sole discretion, elect to receive payment for one or more of our payment obligations, prior to their scheduled due dates, at a discounted price from participating financial institutions. The payment terms we negotiate with our suppliers are consistent, irrespective of whether a supplier participates in the program, and we are not a party to the agreements between the participating financial institutions and the suppliers in connection with the program. We do not reimburse suppliers for any costs they incur for participation in the program, and we have not pledged any assets as security or provided any guarantees as part of the program. Our outstanding payment obligations under our supplier finance program were $598 million at both August 3, 2025 and February 2, 2025 and are recorded within accounts payable on our consolidated balance sheets, and the associated payments are included in operating activities within the consolidated statements of cash flows.
Income Taxes
On July 4, 2025, the legislation commonly referred to as the One Big Beautiful Bill Act (the “OBBBA”) was signed into law in the U.S., which includes a broad range of tax provisions, including the allowance to expense 100% of the cost of qualified property and immediate expensing of domestic research and experimental expenditures. While we continue to assess its implications, we do not expect the provisions of the OBBBA to have a material impact to our estimated fiscal 2025 effective tax rate. We expect a reduction in our fiscal 2025 cash tax payments due to the above mentioned provisions.
In fiscal 2024, the Internal Revenue Service provided automatic income tax relief to taxpayers in certain southeastern states, extending the timeline to make certain tax payments. As a result, our fourth quarter fiscal 2024 estimated federal tax payment was deferred and paid in the first quarter of fiscal 2025.

Fiscal Q2 2025 Form 10-Q	6

Recent Accounting Pronouncements
We did not adopt any new accounting pronouncements during the six months ended August 3, 2025 that had a material impact on our consolidated financial condition, results of operations, or cash flows. There have been no significant changes in accounting pronouncements not yet adopted as disclosed in the 2024 Form 10-K, and those not discussed in the 2024 Form 10-K are either not applicable or are not expected to have a material impact on our consolidated financial condition, results of operations, or cash flows.
2.SEGMENT REPORTING AND NET SALES
Segment Reporting
The Company defines its segments based on how internally reported financial information is regularly reviewed by the chief operating decision maker (“CODM”), our President and Chief Executive Officer, to analyze financial performance, make decisions, and allocate resources.
Primary Segment. We are engaged in retail operations and sell a wide assortment of building materials, home improvement products, lawn and garden products, décor products, and facilities maintenance, repair and operations products both in stores and online. We also provide a number of services, including home improvement installation services, and tool and equipment rental. We currently conduct these operations in the U.S. (including the Commonwealth of Puerto Rico and the territories of the U.S. Virgin Islands and Guam), Canada, and Mexico, each of which represents an operating segment. For disclosure purposes, we aggregate these three geographic operating segments into one reportable segment (the “Primary segment”) due to the similar nature of their operations and economic characteristics.
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
Net sales presented in Other in the tables below relate to the sale of products by SRS, with roofing and related products accounting for approximately 62% and 63% of net sales in Other during the three and six months ended August 3, 2025, respectively, and approximately 65% during both the three and six months ended July 28, 2024.
Segment Information. Assets are reviewed by our CODM on a total company consolidated basis and not by segment. The accounting policies of our Primary segment are the same as those described in our summary of significant accounting policies.
The following table presents net sales, significant expenses, and operating income for our Primary segment:

	Three Months Ended		Six Months Ended
in millions	August 3, 2025	July 28, 2024	August 3, 2025	July 28, 2024
Net sales	$42,157	$41,901	$79,444	$78,319
Cost of sales	27,728	27,766	52,112	51,751
Selling, general and administrative	7,375	6,980	14,539	13,647
Depreciation and amortization	700	693	1,393	1,380
Primary segment operating income	$6,354	$6,462	$11,400	$11,541

Fiscal Q2 2025 Form 10-Q	7

The following tables present a reconciliation of certain Primary segment information to our consolidated totals:

	Three Months Ended			Six Months Ended
	August 3, 2025			August 3, 2025
in millions	Primary Segment	Other	Consolidated	Primary Segment	Other	Consolidated
Net sales	$42,157	$3,120	$45,277	$79,444	$5,689	$85,133
Operating income	6,354	201	6,555	11,400	288	11,688
Interest income and other, net			(25)			(49)
Interest expense			575			1,190
Earnings before provision for income taxes			$6,005			$10,547

Depreciation and amortization (1)	$838	$150	$988	$1,669	$297	$1,966
—————
(1)Includes depreciation and finance lease amortization in cost of sales. Also includes intangible asset amortization expense of $52 million and $104 million for the three and six months ended August 3, 2025, respectively, in our Primary segment, and intangible asset amortization expense of $87 million and $174 million for the three and six months ended August 3, 2025, respectively, in Other.

	Three Months Ended			Six Months Ended
	July 28, 2024			July 28, 2024
in millions	Primary Segment	Other	Consolidated	Primary Segment	Other	Consolidated
Net sales	$41,901	$1,274	$43,175	$78,319	$1,274	$79,593
Operating income	6,462	72	6,534	11,541	72	11,613
Interest income and other, net			(84)			(141)
Interest expense			573			1,058
Earnings before provision for income taxes			$6,045			$10,696

Depreciation and amortization (1)	$834	$67	$901	$1,661	$67	$1,728
—————
(1)Includes depreciation and finance lease amortization in cost of sales. Also includes intangible asset amortization expense of $51 million and $103 million for the three and six months ended July 28, 2024, respectively, in our Primary segment, and intangible asset amortization expense of $39 million for both the three and six months ended July 28, 2024 in Other.
Net Sales
The following table presents our Primary segment major product lines and the related merchandising departments (and related services):

Major Product Line	Merchandising Departments
Building Materials	Building Materials, Electrical, Lumber, Millwork, and Plumbing
Décor	Appliances, Bath, Flooring, Kitchen & Blinds, Lighting, and Paint
Hardlines	Hardware, Indoor Garden, Outdoor Garden, Power, and Storage & Organization

Fiscal Q2 2025 Form 10-Q	8

The following table presents net sales by major product line (and related services) within our Primary segment, as well as Other net sales:

	Three Months Ended		Six Months Ended
in millions	August 3, 2025	July 28, 2024	August 3, 2025	July 28, 2024
Building Materials	$14,172	$13,982	$27,103	$26,584
Décor	13,856	13,752	26,335	26,287
Hardlines	14,129	14,167	26,006	25,448
Primary segment net sales	42,157	41,901	79,444	78,319
Other net sales (1)	3,120	1,274	5,689	1,274
Net sales	$45,277	$43,175	$85,133	$79,593
—————
(1) See above for further discussion of Other net sales.
Note: As disclosed in our Quarterly Report on Form 10-Q for the first quarter of fiscal 2025, we made changes that realigned certain product categories across our merchandising departments and major product lines within our Primary segment. As a result, prior-year amounts have been updated to conform with the current-year presentation. These changes had no impact on our consolidated net sales.
The following table presents net sales, classified by geography:

	Three Months Ended		Six Months Ended
in millions	August 3, 2025	July 28, 2024	August 3, 2025	July 28, 2024
Net sales – in the U.S.	$41,729	$39,513	$78,953	$73,082
Net sales – outside the U.S.	3,548	3,662	6,180	6,511
Net sales	$45,277	$43,175	$85,133	$79,593
The following table presents net sales by products and services:

	Three Months Ended		Six Months Ended
in millions	August 3, 2025	July 28, 2024	August 3, 2025	July 28, 2024
Net sales – products	$43,725	$41,605	$82,237	$76,683
Net sales – services	1,552	1,570	2,896	2,910
Net sales	$45,277	$43,175	$85,133	$79,593
Deferred Revenue
For products and services sold in stores or online, payment is typically due at the point of sale. When we receive payment before the customer has taken possession of the merchandise or the service has been performed, the amount received is recorded as deferred revenue until the sale or service is complete. Such performance obligations are part of contracts with expected original durations of typically three months or less. As of August 3, 2025 and February 2, 2025, deferred revenue for products and services was $1.6 billion and $1.5 billion, respectively.
We further record deferred revenue for the sale of gift cards and recognize the associated revenue upon the redemption of those gift cards, which generally occurs within six months of gift card issuance. As of August 3, 2025 and February 2, 2025, our performance obligations for unredeemed gift cards were $1.0 billion and $1.1 billion, respectively. Gift card breakage income, which is our estimate of the portion of our outstanding gift card balance not expected to be redeemed, is recognized in net sales and was immaterial during the three and six months ended August 3, 2025 and July 28, 2024.

Fiscal Q2 2025 Form 10-Q	9

3.PROPERTY AND LEASES
Net Property and Equipment
Net property and equipment included accumulated depreciation and finance lease amortization of $30.6 billion as of August 3, 2025 and $29.1 billion as of February 2, 2025.
Leases
The following table presents certain consolidated balance sheet information related to operating and finance leases:

in millions	Consolidated Balance Sheet Classification	August 3, 2025	February 2, 2025
Assets:
Operating lease assets	Operating lease right-of-use assets	$8,662	$8,592
Finance lease assets (1)	Net property and equipment	2,632	2,638
Total lease assets		$11,294	$11,230
Liabilities:
Current:
Operating lease liabilities	Current operating lease liabilities	$1,336	$1,274
Finance lease liabilities	Current installments of long-term debt	287	272
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	7,668	7,633
Finance lease liabilities	Long-term debt, excluding current installments	2,727	2,749
Total lease liabilities		$12,018	$11,928
—————
(1) Finance lease assets are recorded net of accumulated amortization of $1.5 billion as of August 3, 2025 and $1.4 billion as of February 2, 2025.
The following table presents supplemental non-cash information related to leases:

	Six Months Ended
in millions	August 3, 2025	July 28, 2024
Lease assets obtained in exchange for new operating lease liabilities	$793	$670
Lease assets obtained in exchange for new finance lease liabilities	154	74
4.GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table presents the changes in the carrying amount of our goodwill:

in millions	Primary Segment	Other (3)	Consolidated
Goodwill, balance at February 2, 2025	$8,450	$11,025	$19,475
Acquisitions (1)	62	64	126
Other (2)	20	(2)	18
Goodwill, balance at August 3, 2025	$8,532	$11,087	$19,619
—————
(1)    Activity includes the preliminary determination of goodwill related to immaterial acquisitions completed during the six months ended August 3, 2025.
(2)     Primarily reflects the net impact of foreign currency translation as well as immaterial measurement period adjustments related to acquisitions completed in the prior fiscal year.
(3)     Amounts presented in the Other column represent goodwill activity within our SRS operating segments. See Note 2 for details regarding our segment considerations.

Fiscal Q2 2025 Form 10-Q	10

Intangible Assets
The following table presents information regarding our intangible assets:

	August 3, 2025			February 2, 2025
in millions	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-Lived Intangible Assets:
Customer relationships	$8,904	$(1,269)	$7,635	$8,845	$(1,035)	$7,810
Trade names	616	(130)	486	610	(86)	524
Other	11	(11)	—	11	(11)	—
Indefinite-Lived Intangible Assets:
Trade names	649		649	649		649
Total Intangible Assets	$10,180	$(1,410)	$8,770	$10,115	$(1,132)	$8,983
Our intangible asset amortization expense was $139 million and $90 million during the second quarter of fiscal 2025 and fiscal 2024, respectively, and $278 million and $142 million during the first six months of fiscal 2025 and fiscal 2024, respectively.
The following table presents the estimated future amortization expense related to definite-lived intangible assets as of August 3, 2025:

in millions	Amortization Expense
Fiscal 2025 - remaining	$279
Fiscal 2026	558
Fiscal 2027	549
Fiscal 2028	532
Fiscal 2029	490
Thereafter	5,713
Total	$8,121
5.DEBT AND DERIVATIVE INSTRUMENTS
Short-Term Debt
At the beginning of fiscal 2025, we had a commercial paper program that allowed for an aggregate of $7.0 billion in borrowings, and was supported by $7.0 billion of back-up credit facilities. These backup credit facilities consisted of a five-year $3.5 billion credit facility scheduled to expire in July 2027, a 364-day $2.0 billion credit facility scheduled to expire in May 2025, and a 364-day $1.5 billion credit facility scheduled to expire in July 2025.
In May 2025, we terminated all three back-up credit facility agreements and simultaneously entered into a new five-year $3.5 billion credit facility scheduled to expire in May 2030 and a new 364-day $3.5 billion credit facility scheduled to expire in May 2026.
In July 2025, we increased our commercial paper program by $4.0 billion in connection with the anticipated financing of the acquisition of GMS (see Note 10). In July 2025, in connection with the increase in the commercial paper program, we also entered into a new three-year $3.0 billion back-up credit facility scheduled to expire in July 2028, a new 364-day $1.0 billion back-up credit facility scheduled to expire in July 2026, and amended and restated our existing 364-day $3.5 billion credit facility to extend the maturity from May 2026 to July 2026. In the aggregate, as of August 3, 2025, our commercial paper program allows for borrowings up to $11.0 billion and is supported by $11.0 billion of back-up credit facilities.
During the first six months of fiscal 2025, all of our short term borrowings were under our commercial paper program, and the maximum amount outstanding during that period was $1.1 billion. At August 3, 2025, we had no outstanding borrowings under our commercial paper program or back-up credit facilities. At February 2, 2025, we had $316 million of outstanding borrowings under our commercial paper program with a weighted-average interest rate of 4.4% and no outstanding borrowings under our back-up credit facilities.

Fiscal Q2 2025 Form 10-Q	11

Long-Term Debt
We did not have any new issuances of senior notes during the first six months of fiscal 2025. In April 2025, we repaid our $500 million 2.70% and $500 million 5.125% senior notes at maturity.
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
We had outstanding interest rate swap agreements with combined notional amounts of $5.4 billion at both August 3, 2025 and February 2, 2025. These agreements are accounted for as fair value hedges that swap fixed for variable rate interest to hedge changes in the fair values of certain senior notes. At August 3, 2025 and February 2, 2025, the fair values of these agreements totaled $599 million and $795 million, respectively, all of which are recognized in other long-term liabilities on our consolidated balance sheets. All of our interest rate swap agreements designated as fair value hedges meet the shortcut method requirements under GAAP. Accordingly, the changes in the fair values of these agreements offset the changes in the fair value of the hedged long-term debt. At August 3, 2025 and February 2, 2025, the carrying amount of our long-term debt, excluding current installments, subject to fair value hedges was $14.5 billion and $14.3 billion, respectively.
During the three and six months ended August 3, 2025, there was no new material hedging activity or material change to any other hedging arrangement disclosed in our 2024 Form 10-K, and all related activity was immaterial for the periods presented within this report.
Collateral. We generally enter into master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit our credit risk, we enter into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain derivative instruments exceeds or falls below contractually established thresholds. The cash collateral posted by the Company related to derivative instruments under our collateral security arrangements was $530 million and $668 million as of August 3, 2025 and February 2, 2025, respectively, which was recorded in other current assets on our consolidated balance sheets. We did not hold any cash collateral as of August 3, 2025 or February 2, 2025.
6.STOCKHOLDERS' EQUITY
Stock Rollforward
The following table presents a reconciliation of the number of shares of our common stock outstanding and cash dividends per share:

shares in millions	Three Months Ended		Six Months Ended
	August 3, 2025	July 28, 2024	August 3, 2025	July 28, 2024
Common stock:
Shares at beginning of period	1,801	1,798	1,800	1,796
Shares issued under employee stock plans, net	—	1	1	3
Shares at end of period	1,801	1,799	1,801	1,799
Treasury stock:
Shares at beginning of period	(806)	(806)	(806)	(804)
Repurchases of common stock	—	—	—	(2)
Shares at end of period	(806)	(806)	(806)	(806)
Shares outstanding at end of period	995	993	995	993

Cash dividends per share	$2.30	$2.25	$4.60	$4.50

Fiscal Q2 2025 Form 10-Q	12

Share Repurchases
In August 2023, our Board of Directors approved a $15.0 billion share repurchase authorization that replaced the previous authorization of $15.0 billion, which was approved in August 2022. The August 2023 authorization does not have a prescribed expiration date. As of August 3, 2025, approximately $11.7 billion of the $15.0 billion share repurchase authorization remained available. In March 2024, we paused share repurchases and have not resumed share repurchase activity as of August 3, 2025.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the assets and liabilities that are measured at fair value on a recurring basis:

	August 3, 2025	February 2, 2025
in millions	Fair Value (Level 2)	Fair Value (Level 2)
Derivative agreements – assets	$—	$—
Derivative agreements – liabilities	(601)	(795)
Total	$(601)	$(795)
The fair values of our derivative instruments are determined using an income approach and Level 2 inputs, which primarily include the respective interest rate forward curves and discount rates. Our derivative instruments are discussed further in Note 5.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Long-lived assets, goodwill, and other intangible assets are subject to nonrecurring fair value measurement for the assessment of impairment. We did not have any material assets or liabilities that were measured and recognized at fair value on a nonrecurring basis during the three and six months ended August 3, 2025 or July 28, 2024.
Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents, receivables, accounts payable, and short-term debt approximate fair value due to their short-term nature.
The following table presents the aggregate fair values and carrying values of our senior notes:

	August 3, 2025		February 2, 2025
in millions	Fair Value (Level 1)	Carrying Value	Fair Value (Level 1)	Carrying Value
Senior notes	$46,296	$48,949	$45,499	$49,731

Fiscal Q2 2025 Form 10-Q	13

8.WEIGHTED AVERAGE COMMON SHARES
The following table presents the reconciliation of our basic to diluted weighted average common shares as well as the number of anti-dilutive securities excluded from diluted weighted average common shares:

in millions	Three Months Ended		Six Months Ended
	August 3, 2025	July 28, 2024	August 3, 2025	July 28, 2024
Basic weighted average common shares	992	990	992	989
Effect of potentially dilutive securities (1)	2	2	2	3
Diluted weighted average common shares	994	992	994	992

Anti-dilutive securities excluded from diluted weighted average common shares	1	1	1	1
—————
(1)    Represents the dilutive impact of stock-based awards.
9.CONTINGENCIES
We are involved in litigation arising in the normal course of business. In management’s opinion, any such litigation is not expected to have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.
10.ACQUISITIONS
SRS Acquisition
On June 18, 2024, we completed the acquisition of SRS, a leading residential specialty trade distribution company across several verticals serving the professional roofer, landscaper and pool contractor, for total purchase consideration of $18.0 billion. We primarily used a combination of proceeds from commercial paper borrowings, the issuance of long-term debt, as well as cash on hand to fund the acquisition. In fiscal 2024, we recorded a preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated acquisition date fair values. Measurement period adjustments recognized in fiscal 2025 were immaterial, and we finalized our purchase price allocation during the first quarter of fiscal 2025.
Pending GMS Acquisition
On June 29, 2025, we entered into a definitive agreement to acquire GMS, a leading distributor of specialty building products including drywall, ceilings, steel framing and other complementary products related to construction and remodeling projects in residential and commercial end markets across the U.S. and Canada. Under the terms of the merger agreement, we, through a wholly-owned subsidiary, made a cash tender offer to purchase all outstanding shares of GMS common stock for $110 per share, reflecting an expected total equity value of approximately $4.3 billion, and implying an expected total enterprise value (including net debt) of approximately $5.5 billion. The closing of the acquisition is subject to customary closing conditions, including the receipt of required regulatory approvals and the tender of a number of shares of GMS common stock representing a majority of the then-outstanding shares, and is expected to be completed in the second half of fiscal 2025. The acquisition is expected to be funded through a combination of cash on hand and borrowings under our commercial paper program.

Fiscal Q2 2025 Form 10-Q	14

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
EXECUTIVE SUMMARY
We reported net sales of $45.3 billion in the second quarter of fiscal 2025. Net earnings were $4.6 billion, or $4.58 per diluted share. For the first six months of fiscal 2025, net sales were $85.1 billion and net earnings were $8.0 billion, or $8.03 per diluted share.
During the second quarter of fiscal 2025, we opened three new stores in the U.S., resulting in a total store count of 2,353 at August 3, 2025. A total of 322 stores, or 13.7%, were located in Canada and Mexico. Our inventory turnover ratio was 4.6 times at the end of the second quarter of fiscal 2025, compared to 4.9 times at the end of the second quarter of fiscal 2024. The decrease in our inventory turnover ratio was primarily driven by higher average inventory levels during the first six months of fiscal 2025.
We generated $9.0 billion of cash flow from operations during the first six months of fiscal 2025. This cash flow, together with cash on hand, was used to fund cash payments of $4.6 billion for dividends and fund $1.7 billion in capital expenditures. In addition, we repaid $1.2 billion of long-term debt and repaid $316 million of net commercial paper borrowings. In February 2025, we announced a 2.2% increase in our quarterly cash dividend to $2.30 per share.
Our ROIC for the trailing twelve-month period was 27.2% at the end of the second quarter of fiscal 2025 and 31.9% at the end of the second quarter of fiscal 2024. The decrease in ROIC was primarily driven by higher average long-term debt and higher average equity due to the financing of the SRS acquisition. See the Non-GAAP Financial Measures section below for our definition and calculation of ROIC.
Pending GMS Acquisition
On June 29, 2025, we entered into a definitive agreement to acquire GMS, a leading distributor of specialty building products including drywall, ceilings, steel framing and other complementary products related to construction and remodeling projects in residential and commercial end markets across the U.S. and Canada. Under the terms of the merger agreement, we, through a wholly-owned subsidiary, made a cash tender offer to purchase all outstanding shares of GMS common stock for $110 per share, reflecting an expected total equity value of approximately $4.3 billion, and implying an expected total enterprise value (including net debt) of approximately $5.5 billion. The closing of the acquisition is subject to customary closing conditions, including the receipt of required regulatory approvals and the tender of a number of shares of GMS common stock representing a majority of the then-outstanding shares, and is expected to be completed in the second half of fiscal 2025. The acquisition is expected to be funded through a combination of cash on hand and borrowings under our commercial paper program.
Tariffs and Other Trade Policy Matters
We continue to monitor developments with respect to tariffs and other trade policy matters closely. We have worked, and continue to work, diligently to diversify our global supply chain. We believe our actions, such as these diversification efforts, along with our scale, vendor relationships, and experienced internal teams, position us to effectively manage the impact that tariffs in effect as of the date of this filing are expected to have on our business. We plan to continue to assess our sourcing strategy on an ongoing basis to maintain a strong value proposition for our customers.
As trade policy discussions and developments are ongoing, we cannot predict with certainty their ultimate impact on our business in future periods, including our results of operations and cash flows. For more information on these risks and uncertainties see Part I, Item 1A. “Risk Factors” of our 2024 Form 10-K.

Fiscal Q2 2025 Form 10-Q	15

RESULTS OF OPERATIONS
The following table presents the percentage relationship between net sales and major categories in our consolidated statements of earnings.
FISCAL 2025 AND FISCAL 2024 THREE MONTH COMPARISONS

	Three Months Ended
	August 3, 2025		July 28, 2024
dollars in millions	$	% of Net Sales	$	% of Net Sales
Net sales	$45,277		$43,175
Gross profit	15,125	33.4%	14,416	33.4%
Operating expenses:
Selling, general and administrative	7,764	17.1	7,144	16.5
Depreciation and amortization	806	1.8	738	1.7
Total operating expenses	8,570	18.9	7,882	18.3
Operating income	6,555	14.5	6,534	15.1
Interest and other (income) expense:
Interest income and other, net	(25)	(0.1)	(84)	(0.2)
Interest expense	575	1.3	573	1.3
Interest and other, net	550	1.2	489	1.1
Earnings before provision for income taxes	6,005	13.3	6,045	14.0
Provision for income taxes	1,454	3.2	1,484	3.4
Net earnings	$4,551	10.1%	$4,561	10.6%
—————
Note: Certain percentages may not sum to totals due to rounding.

	Three Months Ended
Selected financial and sales data:	August 3, 2025	July 28, 2024	% Change
Comparable sales (% change)	1.0%	(3.3)%	N/A
Comparable customer transactions (% change) (1)	(0.4)%	(2.2)%	N/A
Comparable average ticket (% change) (1) (2)	1.4%	(1.3)%	N/A
Customer transactions (in millions) (1)	446.8	451.0	(0.9)%
Average ticket (1) (2)	$90.01	$88.90	1.2%
Diluted earnings per share	$4.58	$4.60	(0.4)%
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
Net Sales. Net sales for the second quarter of fiscal 2025 were $45.3 billion, an increase of 4.9% from $43.2 billion for the second quarter of fiscal 2024. The increase in net sales for the second quarter of fiscal 2025 was primarily driven by SRS, which was acquired on June 18, 2024, and contributed $1.8 billion of incremental net sales during the second quarter of fiscal 2025. Net sales also increased due to the impact of a positive comparable sales environment and sales from new stores, partially offset by the calendar shift which resulted in the second quarter of fiscal 2025 including one less week of spring and one additional week of summer.

Fiscal Q2 2025 Form 10-Q	16

Online sales, which consist of sales of products generated through websites and mobile applications, represented 15.6% of net sales during the second quarter of fiscal 2025 and increased by 10.1% compared to the second quarter of fiscal 2024. Calculated on a comparable week basis relative to fiscal 2024, online sales increased by 11.5%.
A stronger U.S. dollar compared to the second quarter of fiscal 2024 negatively impacted net sales by $163 million during the second quarter of fiscal 2025.
Comparable Sales. Comparable sales is a measure that highlights the performance of our existing locations and websites by measuring the change in net sales for a period over the comparable prior period of equivalent length. Comparable sales includes sales at locations, physical and online, open greater than 52 weeks (including remodels and relocations) and excludes closed stores. Acquisitions are typically included in comparable sales after they have been owned for more than 52 weeks. Fiscal 2025 includes 52 weeks and fiscal 2024 included 53 weeks. For our calculation of comparable sales in fiscal 2025, we will compare weeks 1 through 52 in fiscal 2025 against weeks 2 through 53 in fiscal 2024. Comparable sales is intended only as supplemental information and is not a substitute for net sales presented in accordance with GAAP. The method of calculating comparable sales varies across the retail industry. As a result, our method of calculating comparable sales may not be the same as similarly titled measures reported by other companies.
Total comparable sales for the second quarter of fiscal 2025 increased 1.0%, primarily reflecting a 1.4% increase in comparable average ticket and a 0.4% decrease in comparable customer transactions compared to the second quarter of fiscal 2024. Foreign exchange rates negatively impacted comparable sales by approximately 40 basis points for the quarter. Our comparable sales results reflect broader customer engagement with smaller home improvement projects, which was offset by the continued impact of macroeconomic uncertainties and other macroeconomic factors, including a persisting high interest rate environment pressuring large home improvement project demand.
During the second quarter of fiscal 2025, our Storage & Organization, Bath, Hardware, Building Materials, Indoor Garden, Electrical, Kitchen & Blinds, Outdoor Garden, Millwork, Power, Plumbing, and Appliances merchandising departments within our Primary segment posted positive comparable sales compared to the second quarter of fiscal 2024.
Gross Profit
Gross profit for the second quarter of fiscal 2025 increased 4.9% to $15.1 billion from $14.4 billion for the second quarter of fiscal 2024. Gross profit as a percentage of net sales, or gross profit margin, was 33.4% for both the second quarters of fiscal 2025 and 2024, and reflects benefits from shrink and supply chain efficiencies within our Primary segment in the second quarter of fiscal 2025, offset by the inclusion of SRS in our consolidated results for the full second quarter of fiscal 2025.
Operating Expenses
Our operating expenses are composed of SG&A and depreciation and amortization.
Selling, General & Administrative. SG&A for the second quarter of fiscal 2025 increased $620 million, or 8.7%, to $7.8 billion from $7.1 billion for the second quarter of fiscal 2024. As a percentage of net sales, SG&A was 17.1% for the second quarter of fiscal 2025 compared to 16.5% for the second quarter of fiscal 2024, primarily reflecting the impact of higher payroll and related costs in the second quarter of fiscal 2025 within our Primary segment.
Depreciation and Amortization. Depreciation and amortization for the second quarter of fiscal 2025 increased $68 million, or 9.2%, to $806 million from $738 million for the second quarter of fiscal 2024. As a percentage of net sales, depreciation and amortization was 1.8% for the second quarter of fiscal 2025 compared to 1.7% for the second quarter of fiscal 2024, primarily reflecting increased intangible asset amortization expense related to SRS.
Interest and Other, net
Interest and other, net for the second quarter of fiscal 2025 increased $61 million, or 12.5%, to $550 million from $489 million for the second quarter of fiscal 2024. As a percentage of net sales, interest and other, net was 1.2% for the second quarter of fiscal 2025 compared to 1.1% for the second quarter of fiscal 2024, primarily reflecting higher long-term debt balances and lower interest income in the second quarter of fiscal 2025, partially offset by lower commercial paper borrowings during the second quarter of fiscal 2025.

Fiscal Q2 2025 Form 10-Q	17

Provision for Income Taxes
Our combined effective income tax rate was 24.2% for the second quarter of fiscal 2025 compared to 24.5% for the second quarter of fiscal 2024.
Diluted Earnings per Share
Diluted earnings per share were $4.58 for the second quarter of fiscal 2025 compared to $4.60 for the second quarter of fiscal 2024.
FISCAL 2025 AND FISCAL 2024 SIX MONTH COMPARISONS

	Six Months Ended
	August 3, 2025		July 28, 2024
dollars in millions	$	% of Net Sales	$	% of Net Sales
Net sales	$85,133		$79,593
Gross profit	28,584	33.6%	26,849	33.7%
Operating expenses:
Selling, general and administrative	15,294	18.0	13,811	17.4
Depreciation and amortization	1,602	1.9	1,425	1.8
Total operating expenses	16,896	19.8	15,236	19.1
Operating income	11,688	13.7	11,613	14.6
Interest and other (income) expense:
Interest income and other, net	(49)	(0.1)	(141)	(0.2)
Interest expense	1,190	1.4	1,058	1.3
Interest and other, net	1,141	1.3	917	1.2
Earnings before provision for income taxes	10,547	12.4	10,696	13.4
Provision for income taxes	2,563	3.0	2,535	3.2
Net earnings	$7,984	9.4%	$8,161	10.3%
—————
Note: Certain percentages may not sum to totals due to rounding.

	Six Months Ended
Selected financial and sales data:	August 3, 2025	July 28, 2024	% Change
Comparable sales (% change)	0.4%	(3.1)%	N/A
Comparable customer transactions (% change) (1)	(0.5)%	(1.9)%	N/A
Comparable average ticket (% change) (1) (2)	0.7%	(1.3)%	N/A
Customer transactions (in millions) (1)	841.6	837.8	0.5%
Average ticket (1) (2)	$90.34	$89.72	0.7
Diluted earnings per share	$8.03	$8.23	(2.4)%
—————
(1)Customer transactions and average ticket measures do not include results from HD Supply or SRS.
(2)Average ticket represents the average price paid per transaction and is used by management to monitor the performance of the Company, as it represents a primary driver in measuring sales performance.
Sales
We assess our sales performance by evaluating both net sales and comparable sales. In fiscal 2025, there is a one-week calendar shift as a result of the 53rd week in fiscal 2024. For purposes of the following discussion, comparable sales, comparable customer transactions, and comparable average ticket are based upon the comparable 26-week period from fiscal 2024.

Fiscal Q2 2025 Form 10-Q	18

Net Sales. Net sales for the first six months of fiscal 2025 were $85.1 billion, an increase of 7.0% from $79.6 billion for the first six months of fiscal 2024. The increase in net sales for the first six months of fiscal 2025 was primarily driven by SRS, which was acquired on June 18, 2024, and contributed $4.4 billion of incremental net sales during the first six months of fiscal 2025. Net sales also increased due to the impact of a positive comparable sales environment and sales from new stores. Additionally, due to the 53rd week in fiscal 2024, the first six months of fiscal 2025 included one less week of winter and one additional week of summer, which further contributed to the increase in net sales in the first six months of fiscal 2025.
Online sales represented 15.6% of net sales during the first six months of fiscal 2025 and increased by 10.5% compared to the first six months of fiscal 2024. Calculated on a comparable week basis relative to fiscal 2024, online sales increased by 10.0%.
A stronger U.S. dollar compared to the first six months of fiscal 2024 negatively impacted net sales by $437 million during the first six months of fiscal 2025.
Comparable Sales. Total comparable sales for the first six months of fiscal 2025 increased 0.4%, reflecting a 0.7% increase in comparable average ticket and a 0.5% decrease in comparable customer transactions compared to the first six months of fiscal 2024. Foreign exchange rates negatively impacted comparable sales by approximately 55 basis points for the first six months of fiscal 2025. Our comparable sales results reflect broader customer engagement with smaller home improvement projects, which was offset by the impact of macroeconomic uncertainties and other macroeconomic factors, including a persisting high interest rate environment pressuring large home improvement project demand.
During the first six months of fiscal 2025, our Storage & Organization, Indoor Garden, Building Materials, Electrical, Outdoor Garden, Appliances, Plumbing, Bath, Hardware, and Kitchen & Blinds merchandising departments within our Primary segment posted positive comparable sales compared to the first six months of fiscal 2024.
Gross Profit
Gross profit for the first six months of fiscal 2025 increased 6.5% to $28.6 billion from $26.8 billion for the first six months of fiscal 2024. Gross profit as a percentage of net sales, or gross profit margin, was 33.6% for the first six months of fiscal 2025 compared to 33.7% for the first six months of fiscal 2024. The decrease in gross profit margin during the first six months of fiscal 2025 reflects the inclusion of SRS in our consolidated results for the full first six months of fiscal 2025, partially offset by benefits from shrink and supply chain efficiencies within our Primary segment.
Operating Expenses
Our operating expenses are composed of SG&A and depreciation and amortization.
Selling, General & Administrative. SG&A for the first six months of fiscal 2025 increased $1.5 billion, or 10.7%, to $15.3 billion from $13.8 billion for the first six months of fiscal 2024. As a percentage of net sales, SG&A was 18.0% for the first six months of fiscal 2025 compared to 17.4% for the first six months of fiscal 2024, which primarily reflects higher payroll and related costs during the first six months of fiscal 2025 along with the impact of a non-recurring legal-related benefit recognized during the first six months of fiscal 2024 within our Primary segment.
Depreciation and Amortization. Depreciation and amortization for the first six months of fiscal 2025 increased $177 million, or 12.4%, to $1.6 billion from $1.4 billion for the first six months of fiscal 2024. As a percentage of net sales, depreciation and amortization was 1.9% for the first six months of fiscal 2025 and 1.8% for the first six months of fiscal 2024, primarily reflecting increased intangible asset amortization expense related to SRS.
Interest and Other, net
Interest and other, net for the first six months of fiscal 2025 increased $224 million, or 24.4%, to $1.1 billion from $917 million for the first six months of fiscal 2024. As a percentage of net sales, interest and other, net was 1.3% for the first six months of fiscal 2025 compared to 1.2% for the first six months of fiscal 2024, primarily due to higher long-term debt balances and lower interest income in fiscal 2025, partially offset by lower commercial paper borrowings during fiscal 2025.
Provision for Income Taxes
Our combined effective income tax rate was 24.3% for the first six months of fiscal 2025 compared to 23.7% for the first six months of fiscal 2024. The increase in our effective tax rate was driven by certain discrete tax benefits recognized during the first six months of fiscal 2024.

Fiscal Q2 2025 Form 10-Q	19

Diluted Earnings per Share
Diluted earnings per share were $8.03 for the first six months of fiscal 2025, compared to $8.23 for the first six months of fiscal 2024. The decrease in diluted earnings per share was primarily driven by lower net earnings during the first six months of fiscal 2025.
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
The following table presents the calculation of ROIC, together with a reconciliation of NOPAT to net earnings (the most comparable GAAP financial measure):

	Twelve Months Ended (2)
dollars in millions	August 3, 2025	July 28, 2024
Net earnings	$14,629	$14,772
Interest and other, net	2,344	1,813
Provision for income taxes	4,628	4,577
Operating income	21,601	21,162
Income tax adjustment (1)	(5,189)	(5,044)
NOPAT	$16,412	$16,118

Average debt and equity	$60,305	$50,534

ROIC	27.2%	31.9%
—————
(1)Income tax adjustment is defined as operating income multiplied by our effective tax rate for the trailing twelve months.
(2)The fourth quarter of fiscal 2024 includes 14 weeks. All other quarters include 13 weeks.
LIQUIDITY AND CAPITAL RESOURCES
At August 3, 2025, we had $2.8 billion in cash and cash equivalents, of which $1.1 billion was held by our foreign subsidiaries. We believe that our current cash position, cash flow generated from operations, funds available from our commercial paper program, and access to the long-term debt capital markets should be sufficient not only for our operating requirements, any required debt payments, and satisfaction of other contractual obligations, but also to enable us to invest in the business, fund dividend payments, and fund any share repurchases through the next several fiscal years. In addition, we believe that we have the ability to obtain alternative sources of financing, if necessary.
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

Fiscal Q2 2025 Form 10-Q	20

On July 4, 2025, the OBBBA was signed into law in the U.S., which includes a broad range of tax provisions, including the allowance to expense 100% of the cost of qualified property and immediate expensing of domestic research and experimental expenditures. While we continue to assess its implications, we expect a reduction in our fiscal 2025 cash tax payments due to the above mentioned provisions.
During the first six months of fiscal 2025, we invested approximately $1.7 billion back into our business in the form of capital expenditures. In line with our expectation of approximately 2.5% of fiscal 2025 net sales, we plan to invest approximately $4 billion back into our business in the form of capital expenditures in fiscal 2025. We expect to make these investments across initiatives to improve the customer experience, including through technology and development of other differentiated capabilities, to continue to mature and build out Pro customer capabilities, as well as to build new stores. However, we may adjust our capital expenditures to support the operations of the business, to enhance long-term strategic positioning, or in response to the economic environment, as necessary or appropriate. We may also utilize strategic acquisitions to help accelerate our strategic initiatives.
In February 2025, we announced a 2.2% increase in our quarterly cash dividend from $2.25 to $2.30 per share. During the first six months of fiscal 2025, we paid cash dividends of $4.6 billion to shareholders. We intend to pay a dividend in the future; however, any future dividend is subject to declaration by our Board of Directors based on our earnings, capital requirements, financial condition, and other factors considered relevant by our Board of Directors.
In August 2023, our Board of Directors approved a $15.0 billion share repurchase authorization that replaced the previous authorization of $15.0 billion, which was approved in August 2022. The August 2023 authorization does not have a prescribed expiration date. As of August 3, 2025, approximately $11.7 billion of the $15.0 billion share repurchase authorization remained available.
DEBT
At the beginning of fiscal 2025, we had a commercial paper program that allowed for an aggregate of $7.0 billion in borrowings, and was supported by $7.0 billion of back-up credit facilities. These back-up credit facilities consisted of a five-year $3.5 billion credit facility scheduled to expire in July 2027, a 364-day $2.0 billion credit facility scheduled to expire in May 2025, and a 364-day $1.5 billion credit facility scheduled to expire in July 2025.
In May 2025, we terminated all three back-up credit facility agreements and simultaneously entered into a new five-year $3.5 billion credit facility scheduled to expire in May 2030 and a new 364-day $3.5 billion credit facility scheduled to expire in May 2026.
In July 2025, we increased our commercial paper program by $4.0 billion in connection with the anticipated financing of the acquisition of GMS (see Note 10 to our consolidated financial statements). In July 2025, in connection with the increase in the commercial paper program, we also entered into a new three-year $3.0 billion back-up credit facility scheduled to expire in July 2028, a new 364-day $1.0 billion back-up credit facility scheduled to expire in July 2026, and amended and restated our existing 364-day $3.5 billion credit facility to extend the maturity from May 2026 to July 2026. In the aggregate, as of August 3, 2025, our commercial paper program allows for borrowings up to $11.0 billion and is supported by $11.0 billion of back-up credit facilities.
During the first six months of fiscal 2025, all of our short term borrowings were under our commercial paper program, and the maximum amount outstanding during that period was $1.1 billion. At August 3, 2025, we had no outstanding borrowings under our commercial paper program or back-up credit facilities, and we were in compliance with all of the covenants contained in our back-up credit facilities, none of which are expected to impact our liquidity or capital resources.
We also issue senior notes from time to time as part of our capital management strategy. We did not have any issuances of senior notes during the first six months of fiscal 2025. In April 2025, we repaid our $500 million 2.70% and $500 million 5.125% senior notes at maturity.
The indentures governing our senior notes do not generally limit our ability to incur additional indebtedness or require us to maintain financial ratios or specified levels of net worth or liquidity. The indentures governing our notes contain various customary covenants; however, none of the covenants are expected to impact our liquidity or capital resources. We were in compliance with all such covenants at August 3, 2025. See Note 5 to our consolidated financial statements for further discussion of our debt arrangements.

Fiscal Q2 2025 Form 10-Q	21

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
Net cash provided by operating activities decreased by $1.9 billion in the first six months of fiscal 2025 compared to the first six months of fiscal 2024, primarily due to changes in working capital. Changes in working capital were primarily driven by increased inventory levels during the first six months of fiscal 2025 along with the deferral of our fourth quarter fiscal 2024 estimated federal tax payment to the first quarter of fiscal 2025.
Investing Activities
Net cash used in investing activities decreased by $17.2 billion in the first six months of fiscal 2025 compared to the first six months of fiscal 2024, primarily resulting from cash paid to acquire SRS in fiscal 2024.
Financing Activities
Net cash used in financing activities in the first six months of fiscal 2025 primarily reflected $4.6 billion of cash dividends paid, $1.2 billion of repayments of long-term debt, and $316 million of net repayments of commercial paper borrowings. Net cash provided by financing activities in the first six months of fiscal 2024 primarily reflected $10.0 billion of net proceeds from the issuance of long-term debt and $2.5 billion of proceeds from commercial paper borrowings, net of repayments, which were used to finance the SRS acquisition. This was partially offset by $4.5 billion of cash dividends paid, $1.3 billion of repayments of long-term debt, and $649 million of share repurchases prior to pausing share repurchases in March 2024.
CRITICAL ACCOUNTING ESTIMATES
During the first six months of fiscal 2025, there were no changes to our critical accounting estimates or our significant accounting policies as disclosed in the 2024 Form 10-K. Our significant accounting policies are disclosed in Note 1 to our consolidated financial statements.
ADDITIONAL INFORMATION
For information on accounting pronouncements that have impacted or may materially impact our consolidated financial condition, results of operations, or cash flows, see Note 1 to our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risk results primarily from fluctuations in interest rates in connection with our long-term debt portfolio. We are also exposed to risks from foreign currency exchange rate fluctuations on the translation of our foreign operations into U.S. dollars and on the purchase of goods by these foreign operations that are not denominated in their local currencies. Additionally, we may experience inflation and deflation related to our purchase and sale of certain commodity products. During the first six months of fiscal 2025, there have been no material changes to our market risks from those disclosed in the 2024 Form 10-K.
Item 4. Controls and Procedures.
Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) and concluded that our disclosure controls and procedures were effective as of August 3, 2025.
We are in the process of an ongoing business transformation initiative, which includes upgrading and migrating certain accounting and finance systems. We plan to continue to migrate additional business processes over the course of the next few years and have modified and will continue to modify the design and implementation of certain internal control processes as the transformation continues.
Except as described above, there were no other changes in our internal control over financial reporting during the fiscal quarter ended August 3, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Fiscal Q2 2025 Form 10-Q	22

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
There were no material changes during the first six months of fiscal 2025 to our disclosure in Part I, Item 3. “Legal Proceedings” of our 2024 Form 10-K.
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
As previously reported, including in our Quarterly Report on Form 10-Q for the first quarter of fiscal 2025, the decree required certain changes to lead-safe work practices in our installation services business and provided for stipulated penalties for failure to perform by third-party installers. In the second quarter of fiscal 2025, we made the final payment of stipulated penalties owed under the decree, and we are now working with the EPA to terminate the decree. The aggregate amount of stipulated penalties paid to the EPA under the decree totaled approximately $1.7 million, and we have collected fines from our third-party installers for the approximately $1.7 million paid.
Item 1A. Risk Factors.
In addition to the information set forth in this report, you should carefully consider the factors discussed under Part I, Item 1A. “Risk Factors” and elsewhere in the 2024 Form 10-K. These risks and uncertainties could materially and adversely affect our business, consolidated financial condition, results of operations, or cash flows. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently do not consider material to our business. There have been no material changes in the risk factors discussed in the 2024 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table presents the number and average price of shares purchased in each fiscal month of the second quarter of fiscal 2025:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Dollar Value of Shares that May Yet Be Purchased Under the Program(2)(3)
May 5, 2025 – June 1, 2025	5,554	$369.41	—	$11,657,503,041
June 2, 2025 – June 29, 2025	2,823	364.80	—	11,657,503,041
June 30, 2025 – August 3, 2025	2,528	369.18	—	11,657,503,041
	10,905	368.17	—
—————
(1)These amounts reflect deemed repurchases pursuant to our Omnibus Stock Incentive Plan, as Amended and Restated May 19, 2022 (the “Plan”). Under the Plan, participants surrender shares as payment of applicable tax withholding on the vesting of restricted stock. Participants in the Plan may also exercise stock options by surrendering shares of common stock that the participants already own as payment of the exercise price. Shares so surrendered by participants in the Plan are repurchased pursuant to the terms of the Plan and applicable award agreement and not pursuant to publicly announced share repurchase programs.
(2)On August 14, 2023, our Board of Directors approved a $15.0 billion share repurchase authorization that replaced the previous authorization of $15.0 billion, which was approved on August 18, 2022. The August 2023 authorization does not have a prescribed expiration date. As previously disclosed, we paused share repurchases in March 2024 and have not resumed share repurchase activity as of August 3, 2025.
(3)Excludes excise taxes incurred on share repurchases.

Fiscal Q2 2025 Form 10-Q	23

SALES OF UNREGISTERED SECURITIES
During the second quarter of fiscal 2025, we issued 2,353 deferred stock units under The Home Depot, Inc. Nonemployee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of the SEC’s Regulation D thereunder. The deferred stock units were credited during the second quarter of fiscal 2025 to the accounts of those non-employee directors who elected to receive all or a portion of board retainers in the form of deferred stock units instead of cash. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in the plan.
During the second quarter of fiscal 2025, we credited 915 deferred stock units to participant accounts under the Restoration Plans pursuant to an exemption from the registration requirements of the Securities Act for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in these plans.
Item 5. Other Information.
Trading Arrangements
During the fiscal quarter ended August 3, 2025, no director or officer (as defined in the rules under Section 16 of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

Fiscal Q2 2025 Form 10-Q	24

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HOME DEPOT, INC. (Registrant)

By:	/s/ EDWARD P. DECKER
Edward P. Decker, Chair, President and Chief Executive Officer (Principal Executive Officer)

/s/ RICHARD V. MCPHAIL
Richard V. McPhail, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ KIMBERLY R. SCARDINO
Kimberly R. Scardino, Senior Vice President – Finance, Chief Accounting Officer and Controller (Principal Accounting Officer)

Date:	August 25, 2025

Fiscal Q2 2025 Form 10-Q	25