Form 10-Q
period 2025-11-02
HOME DEPOT, INC.
filed 2025-11-25
CIK 354950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2025
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
995,511,485 shares of common stock, $0.05 par value, outstanding as of November 18, 2025

Fiscal Q3 2025 Form 10-Q	i

COMMONLY USED OR DEFINED TERMS

Term	Definition
Comparable sales	As defined in the Results of Operations section of MD&A
Exchange Act	Securities Exchange Act of 1934, as amended
fiscal 2023	Fiscal year ended January 28, 2024 (includes 52 weeks)
fiscal 2024	Fiscal year ended February 2, 2025 (includes 53 weeks)
fiscal 2025	Fiscal year ending February 1, 2026 (includes 52 weeks)
GAAP	U.S. generally accepted accounting principles
GMS	GMS Inc.
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NOPAT	Net operating profit after tax
Restoration Plans	Home Depot FutureBuilder Restoration Plan and HD Supply Restoration Plan
ROIC	Return on invested capital
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SG&A	Selling, general, and administrative expenses
SRS	SRS Distribution Inc.
2024 Form 10-K	Annual Report on Form 10-K for fiscal 2024 as filed with the SEC on March 21, 2025

Fiscal Q3 2025 Form 10-Q	ii

FORWARD-LOOKING STATEMENTS
Certain statements contained herein, as well as in other filings we make with the SEC and other written and oral information we release, including statements regarding our performance, estimates, expectations, beliefs, intentions, projections, strategies for the future, or other events or developments in the future constitute “forward-looking statements” under the federal securities laws, including as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on currently available information and our current assumptions, expectations and projections about future events, and use words such as “may,” “will,” “could,” “should,” “would,” “anticipate,” “intend,” “estimate,” “project,” “plan,” “believe,” “expect,” “target,” “prospects,” “potential,” “commit” and “forecast,” or words of similar import or meaning or refer to future time periods.
Forward-looking statements may relate to, among other things, the demand for our products and services, including as a result of macroeconomic conditions and changing customer preferences and expectations; net sales growth; comparable sales; the effects of competition; our brand and reputation; implementation of interconnected retail, store, supply chain, technology, innovation and other strategic initiatives, including with respect to real estate; inventory and in-stock positions; the state of the economy; the state of the housing and home improvement markets; the state of the credit markets, including mortgages, home equity loans, and consumer and trade credit; the impact of tariffs, trade policy changes or restrictions, or international trade disputes and efforts and ability to continue to diversify our supply chain; issues related to the payment methods we accept; demand for credit offerings, including trade credit; management of relationships with our associates, jobseekers, suppliers and service providers; cost and availability of labor; costs of fuel and other energy sources; events that could disrupt our business, supply chain, technology infrastructure, or demand for our products and services, such as tariffs, trade policy changes or restrictions or international trade disputes, natural disasters, climate change, public health issues, cybersecurity events, labor disputes, geopolitical conflicts, military conflicts, or acts of war; our ability to maintain a safe and secure store environment; our ability to address expectations regarding sustainability and human capital management matters and meet related goals; continuation or suspension of share repurchases; net earnings performance; earnings per share; future dividends; capital allocation and expenditures; liquidity; return on invested capital; expense leverage; changes in interest rates; changes in foreign currency exchange rates; commodity or other price inflation and deflation; our ability to issue debt on terms and at rates acceptable to us; the impact and expected outcome of investigations, inquiries, claims, and litigation, including compliance with related settlements; the challenges of operating in international markets; the adequacy of insurance coverage; the effect of accounting charges; the effect of adopting certain accounting standards; the impact of legal and regulatory changes, including executive orders and other administrative or legislative actions, such as changes to tax laws and regulations; store openings and closures; financial outlook; and the impact of acquired companies, including SRS and GMS, on our organization and the ability to recognize the anticipated benefits of completed or pending acquisitions.
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

Fiscal Q3 2025 Form 10-Q	iii

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
THE HOME DEPOT, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

in millions, except per share data	November 2, 2025	February 2, 2025
Assets
Current assets:
Cash and cash equivalents	$1,684	$1,659
Receivables, net	6,765	4,903
Merchandise inventories	26,203	23,451
Other current assets	1,463	1,670
Total current assets	36,115	31,683
Net property and equipment	27,683	26,702
Operating lease right-of-use assets	9,041	8,592
Goodwill	22,267	19,475
Intangible assets, net	10,416	8,983
Other assets	752	684
Total assets	$106,274	$96,119

Liabilities and Stockholders' Equity
Current liabilities:
Short-term debt	$3,200	$316
Accounts payable	13,237	11,938
Accrued salaries and related expenses	2,245	2,315
Sales taxes payable	668	628
Deferred revenue	2,543	2,610
Income taxes payable	46	832
Current installments of long-term debt	6,471	4,582
Current operating lease liabilities	1,417	1,274
Other accrued expenses	4,540	4,166
Total current liabilities	34,367	28,661
Long-term debt, excluding current installments	46,343	48,485
Long-term operating lease liabilities	7,986	7,633
Deferred income taxes	2,883	1,962
Other long-term liabilities	2,579	2,738
Total liabilities	94,158	89,479
Contingencies (Note 9)
Common stock, par value $0.05; authorized: 10,000 shares; issued: 1,801 shares at November 2, 2025 and 1,800 shares at February 2, 2025; outstanding: 995 shares at November 2, 2025 and 994 shares at February 2, 2025	90	90
Paid-in capital	14,562	14,117
Retained earnings	94,255	89,533
Accumulated other comprehensive loss	(820)	(1,129)
Treasury stock, at cost, 806 shares at November 2, 2025 and February 2, 2025	(95,971)	(95,971)
Total stockholders’ equity	12,116	6,640
Total liabilities and stockholders’ equity	$106,274	$96,119
—————
See accompanying notes to consolidated financial statements.

Fiscal Q3 2025 Form 10-Q	1

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
in millions, except per share data	November 2, 2025	October 27, 2024	November 2, 2025	October 27, 2024
Net sales	$41,352	$40,217	$126,485	$119,810
Cost of sales	27,537	26,792	84,086	79,536
Gross profit	13,815	13,425	42,399	40,274
Operating expenses:
Selling, general and administrative	7,636	7,212	22,930	21,023
Depreciation and amortization	826	795	2,428	2,220
Total operating expenses	8,462	8,007	25,358	23,243
Operating income	5,353	5,418	17,041	17,031
Interest and other (income) expense:
Interest income and other, net	(32)	(30)	(81)	(171)
Interest expense	628	625	1,818	1,683
Interest and other, net	596	595	1,737	1,512
Earnings before provision for income taxes	4,757	4,823	15,304	15,519
Provision for income taxes	1,156	1,175	3,719	3,710
Net earnings	$3,601	$3,648	$11,585	$11,809

Basic weighted average common shares	993	991	992	990
Basic earnings per share	$3.63	$3.68	$11.68	$11.93

Diluted weighted average common shares	995	993	994	992
Diluted earnings per share	$3.62	$3.67	$11.65	$11.90
—————
See accompanying notes to consolidated financial statements.

Fiscal Q3 2025 Form 10-Q	2

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
in millions	November 2, 2025	October 27, 2024	November 2, 2025	October 27, 2024
Net earnings	$3,601	$3,648	$11,585	$11,809
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	13	(155)	302	(414)
Cash flow hedges	2	3	7	(48)
Total other comprehensive income (loss), net of tax	15	(152)	309	(462)
Comprehensive income	$3,616	$3,496	$11,894	$11,347
—————
See accompanying notes to consolidated financial statements.

Fiscal Q3 2025 Form 10-Q	3

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended		Nine Months Ended
in millions	November 2, 2025	October 27, 2024	November 2, 2025	October 27, 2024
Common Stock:
Balance at beginning of period	$90	$90	$90	$90
Shares issued under employee stock plans, net	—	—	—	—
Balance at end of period	90	90	90	90

Paid-in Capital:
Balance at beginning of period	14,438	13,731	14,117	13,147
Shares issued under employee stock plans, net	15	10	48	372
Stock-based compensation expense	109	94	397	316
Balance at end of period	14,562	13,835	14,562	13,835

Retained Earnings:
Balance at beginning of period	92,943	87,357	89,533	83,656
Net earnings	3,601	3,648	11,585	11,809
Cash dividends	(2,289)	(2,234)	(6,863)	(6,694)
Balance at end of period	94,255	88,771	94,255	88,771

Accumulated Other Comprehensive Loss:
Balance at beginning of period	(835)	(787)	(1,129)	(477)
Foreign currency translation adjustments, net of tax	13	(155)	302	(414)
Cash flow hedges, net of tax	2	3	7	(48)
Balance at end of period	(820)	(939)	(820)	(939)

Treasury Stock:
Balance at beginning of period	(95,971)	(95,971)	(95,971)	(95,372)
Repurchases of common stock	—	—	—	(599)
Balance at end of period	(95,971)	(95,971)	(95,971)	(95,971)
Total stockholders’ equity	$12,116	$5,786	$12,116	$5,786
—————
See accompanying notes to consolidated financial statements.

Fiscal Q3 2025 Form 10-Q	4

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
in millions	November 2, 2025	October 27, 2024
Cash Flows from Operating Activities:
Net earnings	$11,585	$11,809
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization, excluding amortization of intangible assets	2,606	2,472
Intangible asset amortization	436	280
Stock-based compensation expense	408	328
Changes in receivables, net	(1,005)	(668)
Changes in merchandise inventories	(1,974)	(1,111)
Changes in other current assets	249	19
Changes in accounts payable and accrued expenses	849	1,963
Changes in deferred revenue	(88)	(188)
Changes in income taxes payable	(725)	69
Changes in deferred income taxes	479	170
Other operating activities	158	(4)
Net cash provided by operating activities	12,978	15,139

Cash Flows from Investing Activities:
Capital expenditures	(2,621)	(2,384)
Payments for businesses acquired, net	(5,248)	(17,613)
Other investing activities	104	85
Net cash used in investing activities	(7,765)	(19,912)

Cash Flows from Financing Activities:
Proceeds from short-term debt, net	2,884	1,344
Proceeds from long-term debt, net of discounts	2,111	9,983
Repayments of long-term debt	(3,404)	(1,355)
Repurchases of common stock	—	(649)
Proceeds from sales of common stock	185	231
Cash dividends	(6,863)	(6,694)
Other financing activities	(147)	(223)
Net cash (used in) provided by financing activities	(5,234)	2,637
Change in cash and cash equivalents	(21)	(2,136)
Effect of exchange rate changes on cash and cash equivalents	46	(93)
Cash and cash equivalents at beginning of period	1,659	3,760
Cash and cash equivalents at end of period	$1,684	$1,531

Supplemental Disclosures:
Cash paid for interest, net of interest capitalized	$1,835	$1,640
Cash paid for income taxes	3,990	3,479
Non-cash acquisition purchase consideration	—	321
—————
See accompanying notes to consolidated financial statements.

Fiscal Q3 2025 Form 10-Q	5

THE HOME DEPOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements of The Home Depot, Inc., together with its subsidiaries (the “Company,” “The Home Depot,” “Home Depot,” “we,” “our” or “us”), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2024 Form 10-K. During the nine months ended November 2, 2025, there were no significant changes to our significant accounting policies as disclosed in the 2024 Form 10-K.
Receivables, net
The following table presents components of receivables, net:

in millions	November 2, 2025	February 2, 2025
Card receivables	$1,258	$1,019
Rebate receivables	1,756	1,404
Customer receivables	3,182	1,896
Other receivables	569	584
Receivables, net	$6,765	$4,903
Card receivables consist of payments due from financial institutions for the settlement of credit card and debit card transactions. Rebate receivables represent amounts due from vendors for volume and co-op advertising rebates. Customer receivables relate to credit extended directly to certain customers in the ordinary course of business. The valuation allowance related to our receivables was not material to our consolidated financial statements at November 2, 2025 or February 2, 2025.
Supplier Finance Program
We have a supplier finance program whereby participating suppliers may, at their sole discretion, elect to receive payment for one or more of our payment obligations, prior to their scheduled due dates, at a discounted price from participating financial institutions. The payment terms we negotiate with our suppliers are consistent, irrespective of whether a supplier participates in the program, and we are not a party to the agreements between the participating financial institutions and the suppliers in connection with the program. We do not reimburse suppliers for any costs they incur for participation in the program, and we have not pledged any assets as security or provided any guarantees as part of the program. Our outstanding payment obligations under our supplier finance program were $333 million at November 2, 2025 and $598 million at February 2, 2025 and are recorded within accounts payable on our consolidated balance sheets, and the associated payments are included in operating activities within our consolidated statements of cash flows.
Income Taxes
On July 4, 2025, the legislation commonly referred to as the One Big Beautiful Bill Act (the “OBBBA”) was signed into law in the U.S., which contains a broad range of tax provisions, including the allowance to expense 100% of the cost of qualified property and immediate expensing of domestic research and experimental expenditures. While we continue to assess its implications, we do not expect the provisions of the OBBBA to have a material impact to our estimated fiscal 2025 effective tax rate. We have realized, and expect to continue to realize, a reduction in our fiscal 2025 cash tax payments due to the above mentioned provisions.
In fiscal 2024, the Internal Revenue Service provided automatic income tax relief to taxpayers in certain southeastern states, extending the timeline to make certain tax payments. As a result, our fourth quarter fiscal 2024 estimated federal tax payment was deferred and paid in the first quarter of fiscal 2025.

Fiscal Q3 2025 Form 10-Q	6

Recently Adopted Accounting Pronouncements
We did not adopt any new accounting pronouncements during the nine months ended November 2, 2025 that had a material impact on our consolidated financial condition, results of operations, or cash flows.
Recently Issued Accounting Pronouncements
ASU No. 2025-06. In September 2025, the FASB issued ASU No. 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software,” which is intended to modernize internal-use software guidance by removing all references to project stages and by clarifying the thresholds entities apply to begin capitalizing costs. ASU No. 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted. The guidance can be applied on a prospective basis, a modified basis for in-process projects, or a retrospective basis. We are currently evaluating the impact of the standard on our consolidated financial statements.
Recent accounting pronouncements pending adoption not discussed above or in the 2024 Form 10-K are either not applicable or are not expected to have a material impact on our consolidated financial condition, results of operations, or cash flows.
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
Other. As discussed in Note 10, in June 2024, we acquired SRS, a leading residential specialty trade distribution company across several verticals serving the professional roofer, landscaper and pool contractor through branches located throughout the U.S. On September 4, 2025, SRS completed the acquisition of GMS, a leading distributor of specialty building products, including drywall, ceilings, steel framing and other complementary construction products, through branches located across the U.S. and Canada. GMS became an additional vertical within SRS referred to as interior and construction products, and SRS is now organized as four different lines of business: roofing and building products, interior and construction products, landscape, and pool. We have determined that each of these four lines of business represents an operating segment, none of which meets the thresholds prescribed under Accounting Standards Codification Topic 280: “Segment Reporting” to be deemed a reportable segment. Therefore, results from these operating segments are presented in “Other.”
Net sales presented in Other in the tables below relate to the sale of products within these non-reportable operating segments, including our recently acquired interior and construction products operating segment beginning in the third quarter of fiscal 2025. Roofing and related products accounted for approximately 50% and 57% of net sales in Other during the three and nine months ended November 2, 2025, respectively, and approximately 68% and 67% during the three and nine months ended October 27, 2024, respectively.
Segment Information. Assets are reviewed by our CODM on a total company consolidated basis and not by segment. The accounting policies of our Primary segment are the same as those described in our summary of significant accounting policies.

Fiscal Q3 2025 Form 10-Q	7

The following table presents net sales, significant expenses, and operating income for our Primary segment:

	Three Months Ended		Nine Months Ended
in millions	November 2, 2025	October 27, 2024	November 2, 2025	October 27, 2024
Net sales	$37,462	$37,289	$116,906	$115,608
Cost of sales	24,443	24,532	76,555	76,283
Selling, general and administrative	7,134	6,846	21,673	20,493
Depreciation and amortization	697	693	2,090	2,073
Operating income	$5,188	$5,218	$16,588	$16,759
The following tables present a reconciliation of certain segment information to our consolidated totals:

	Three Months Ended			Nine Months Ended
	November 2, 2025			November 2, 2025
in millions	Primary	Other	Consolidated	Primary	Other	Consolidated
Net sales	$37,462	$3,890	$41,352	$116,906	$9,579	$126,485
Operating income	5,188	165	5,353	16,588	453	17,041
Interest income and other, net			(32)			(81)
Interest expense			628			1,818
Earnings before provision for income taxes			$4,757			$15,304

Depreciation and amortization (1)	$835	$195	$1,030	$2,504	$492	$2,996
—————
(1)    Includes depreciation and finance lease amortization in cost of sales. Also includes intangible asset amortization expense of $52 million and $156 million for the three and nine months ended November 2, 2025, respectively, in our Primary segment, and intangible asset amortization expense of $106 million and $280 million for the three and nine months ended November 2, 2025, respectively, in Other.

	Three Months Ended			Nine Months Ended
	October 27, 2024			October 27, 2024
in millions	Primary	Other	Consolidated	Primary	Other	Consolidated
Net sales	$37,289	$2,928	$40,217	$115,608	$4,202	$119,810
Operating income	5,218	200	5,418	16,759	272	17,031
Interest income and other, net			(30)			(171)
Interest expense			625			1,683
Earnings before provision for income taxes			$4,823			$15,519

Depreciation and amortization (1)	$839	$140	$979	$2,500	$207	$2,707
—————
(1)    Includes depreciation and finance lease amortization in cost of sales. Also includes intangible asset amortization expense of $52 million and $155 million for the three and nine months ended October 27, 2024, respectively, in our Primary segment, and intangible asset amortization expense of $86 million and $125 million for the three and nine months ended October 27, 2024, respectively, in Other.
Net Sales
The following table presents our Primary segment major product lines and the related merchandising departments (and related services):

Major Product Line	Merchandising Departments
Building Materials	Building Materials, Electrical, Lumber, Millwork, and Plumbing
Décor	Appliances, Bath, Flooring, Kitchen & Blinds, Lighting, and Paint
Hardlines	Hardware, Indoor Garden, Outdoor Garden, Power, and Storage & Organization

Fiscal Q3 2025 Form 10-Q	8

The following table presents net sales by major product line (and related services) within our Primary segment, as well as Other net sales:

	Three Months Ended		Nine Months Ended
in millions	November 2, 2025	October 27, 2024	November 2, 2025	October 27, 2024
Building Materials	$13,596	$13,531	$40,699	$40,115
Décor	12,938	12,831	39,273	39,118
Hardlines	10,928	10,927	36,934	36,375
Primary segment net sales	37,462	37,289	116,906	115,608
Other net sales (1)	3,890	2,928	9,579	4,202
Net sales	$41,352	$40,217	$126,485	$119,810
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
The following table presents net sales, classified by geography:

	Three Months Ended		Nine Months Ended
in millions	November 2, 2025	October 27, 2024	November 2, 2025	October 27, 2024
Net sales – in the U.S.	$38,126	$37,135	$117,079	$110,217
Net sales – outside the U.S.	3,226	3,082	9,406	9,593
Net sales	$41,352	$40,217	$126,485	$119,810
The following table presents net sales by products and services:

	Three Months Ended		Nine Months Ended
in millions	November 2, 2025	October 27, 2024	November 2, 2025	October 27, 2024
Net sales – products	$39,874	$38,692	$122,111	$115,375
Net sales – services	1,478	1,525	4,374	4,435
Net sales	$41,352	$40,217	$126,485	$119,810
Deferred Revenue
For products and services sold in stores or online, payment is typically due at the point of sale. When we receive payment before the customer has taken possession of the merchandise or the service has been performed, the amount received is recorded as deferred revenue until the sale or service is complete. Such performance obligations are part of contracts with expected original durations of typically three months or less. As of both November 2, 2025 and February 2, 2025, deferred revenue for products and services was $1.5 billion.
We further record deferred revenue for the sale of gift cards and recognize the associated revenue upon the redemption of those gift cards, which generally occurs within six months of gift card issuance. As of November 2, 2025 and February 2, 2025, our performance obligations for unredeemed gift cards were $1.0 billion and $1.1 billion, respectively. Gift card breakage income, which is our estimate of the portion of our outstanding gift card balance not expected to be redeemed, is recognized in net sales and was immaterial during the three and nine months ended November 2, 2025 and October 27, 2024.

Fiscal Q3 2025 Form 10-Q	9

3.PROPERTY AND LEASES
Net Property and Equipment
Net property and equipment included accumulated depreciation and finance lease amortization of $31.3 billion as of November 2, 2025 and $29.1 billion as of February 2, 2025.
Leases
The following table presents certain consolidated balance sheet information related to operating and finance leases:

in millions	Consolidated Balance Sheet Classification	November 2, 2025	February 2, 2025
Assets:
Operating lease assets	Operating lease right-of-use assets	$9,041	$8,592
Finance lease assets (1)	Net property and equipment	2,617	2,638
Total lease assets		$11,658	$11,230
Liabilities:
Current:
Operating lease liabilities	Current operating lease liabilities	$1,417	$1,274
Finance lease liabilities	Current installments of long-term debt	296	272
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	7,986	7,633
Finance lease liabilities	Long-term debt, excluding current installments	2,707	2,749
Total lease liabilities		$12,406	$11,928
—————
(1)    Finance lease assets are recorded net of accumulated amortization of $1.5 billion as of November 2, 2025 and $1.4 billion as of February 2, 2025.
The following table presents supplemental non-cash information related to leases:

	Nine Months Ended
in millions	November 2, 2025	October 27, 2024
Lease assets obtained in exchange for new operating lease liabilities	$1,223	$934
Lease assets obtained in exchange for new finance lease liabilities	216	120
4.GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table presents the changes in the carrying amount of our goodwill:

in millions	Primary	Other (3)	Consolidated
Goodwill, balance at February 2, 2025	$8,450	$11,025	$19,475
Acquisitions (1)	62	2,714	2,776
Other (2)	18	(2)	16
Goodwill, balance at November 2, 2025	$8,530	$13,737	$22,267
—————
(1)    Activity includes the preliminary determination of goodwill related to the GMS acquisition and other immaterial acquisitions completed during the nine months ended November 2, 2025. See Note 10 for details regarding the GMS acquisition.
(2)     Primarily reflects the net impact of foreign currency translation as well as immaterial measurement period adjustments related to acquisitions completed in the prior fiscal year.
(3)     Amounts presented in the Other column represent goodwill activity within our non-reportable operating segments.

Fiscal Q3 2025 Form 10-Q	10

During the third quarter of fiscal 2025, we completed our annual assessment of the recoverability of goodwill for our U.S., Canada, and Mexico reporting units that reside within our Primary segment. As the results of our most recent quantitative analysis in fiscal 2023 indicated that the fair value of each reporting unit substantially exceeded its respective carrying amount, we performed a qualitative assessment to determine if there were any indicators of impairment. Based on this assessment, we concluded that while there have been events and circumstances that have both positively and negatively impacted our reporting units, no single factor or combination of factors is an indicator that it is more likely than not that the fair value of any of these reporting units was less than its carrying amount.
We also completed our annual assessment of our SRS roofing and building products, landscape, and pool reporting units using a quantitative approach. The quantitative test for goodwill impairment was performed by determining the fair value of each reporting unit using a combination of discounted cash flow and market-based approaches. The results of our quantitative analysis indicated that the fair value of each reporting unit exceeded its respective carrying amount, including goodwill. Additionally, due to the proximity of the GMS acquisition date to our annual impairment assessment date, we concluded that there were no events or circumstances that would indicate that it is more likely than not that the fair value of the goodwill recognized in the acquisition was less than its carrying amount.
Intangible Assets
The following table presents information regarding our intangible assets:

	November 2, 2025			February 2, 2025
in millions	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-Lived Intangible Assets:
Customer relationships	$10,447	$(1,398)	$9,049	$8,845	$(1,035)	$7,810
Trade names	877	(159)	718	610	(86)	524
Other	11	(11)	—	11	(11)	—
Indefinite-Lived Intangible Assets:
Trade names	649		649	649		649
Total Intangible Assets	$11,984	$(1,568)	$10,416	$10,115	$(1,132)	$8,983
Our intangible asset amortization expense was $158 million and $138 million during the third quarter of fiscal 2025 and fiscal 2024, respectively, and $436 million and $280 million during the first nine months of fiscal 2025 and fiscal 2024, respectively.
The following table presents the estimated future amortization expense related to definite-lived intangible assets as of November 2, 2025:

in millions	Amortization Expense
Fiscal 2025 - remaining	$169
Fiscal 2026	677
Fiscal 2027	667
Fiscal 2028	650
Fiscal 2029	611
Thereafter	6,993
Total	$9,767
During the third quarter of fiscal 2025, we completed our annual assessment of the recoverability of our indefinite-lived intangible assets based on quantitative factors and concluded that no impairment losses should be recognized.

Fiscal Q3 2025 Form 10-Q	11

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
In July 2025, we increased our commercial paper program by $4.0 billion in connection with the anticipated financing of the GMS acquisition (see Note 10). In July 2025, in connection with the increase in the commercial paper program, we also entered into a new three-year $3.0 billion back-up credit facility scheduled to expire in July 2028, and a new 364-day $1.0 billion back-up credit facility scheduled to expire in July 2026, as well as amended and restated our existing 364-day $3.5 billion credit facility to extend the maturity from May 2026 to July 2026. In the aggregate, as of November 2, 2025, our commercial paper program allows for borrowings up to $11.0 billion and is supported by $11.0 billion of back-up credit facilities.
During the first nine months of fiscal 2025, all of our short term borrowings were under our commercial paper program, and the maximum amount outstanding during that period was $4.3 billion. At November 2, 2025, we had $3.2 billion of outstanding borrowings under our commercial paper program with a weighted average interest rate of 4.2% and no outstanding borrowings under our back-up credit facilities. At February 2, 2025, we had $316 million of outstanding borrowings under our commercial paper program with a weighted-average interest rate of 4.4% and no outstanding borrowings under our back-up credit facilities.
Long-Term Debt
September 2025 Issuance. In September 2025, we issued three tranches of senior notes.
•The first tranche consisted of $500 million of 3.75% senior notes due September 15, 2028 (the “2028 notes”) at a discount of $0.3 million. Interest on the 2028 notes is due semi-annually on March 15 and September 15 of each year, beginning on March 15, 2026.
•The second tranche consisted of $500 million of 3.95% senior notes due September 15, 2030 (the “2030 notes”) at a discount of $1.8 million. Interest on the 2030 notes is due semi-annually on March 15 and September 15 of each year, beginning on March 15, 2026.
•The third tranche consisted of $1.0 billion of 4.65% senior notes due September 15, 2035 (the “2035 notes”) at a discount of $3.1 million. Interest on the 2035 notes is due semi-annually on March 15 and September 15 of each year, beginning on March 15, 2026.
•Issuance costs for the September 2025 issuance totaled $10 million.
Redemption. Each of these senior notes may be redeemed by us at any time, in whole or in part, at the redemption price plus accrued and unpaid interest up to the redemption date. Prior to the relevant Par Call Date, as defined in the respective notes, the redemption price is equal to the greater of (1) 100% of the principal amount of the notes to be redeemed and (2) the sum of the present values of the remaining scheduled payments of principal and interest to the Par Call Date. On or after the relevant Par Call Date, the redemption price is equal to 100% of the principal amount of such notes.
The indenture governing these notes does not generally limit our ability to incur additional indebtedness or require us to maintain financial ratios or specified levels of net worth or liquidity. The indenture governing these notes contains various covenants, none of which are expected to impact our liquidity or capital resources.
Repayments. In September 2025, we repaid our $1.0 billion 3.35% and $750 million 4.00% senior notes at maturity. In April 2025, we repaid our $500 million 2.70% and $500 million 5.125% senior notes at maturity.
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

Fiscal Q3 2025 Form 10-Q	12

We had outstanding interest rate swap agreements with combined notional amounts of $5.4 billion at both November 2, 2025 and February 2, 2025. These agreements are accounted for as fair value hedges that swap fixed for variable rate interest to hedge changes in the fair values of certain senior notes. At November 2, 2025 and February 2, 2025, the fair values of these agreements totaled $565 million and $795 million, respectively, all of which are recognized in other long-term liabilities on our consolidated balance sheets. All of our interest rate swap agreements designated as fair value hedges meet the shortcut method requirements under GAAP. Accordingly, the changes in the fair values of these agreements offset the changes in the fair value of the hedged long-term debt. At November 2, 2025 and February 2, 2025, the carrying amount of our long-term debt, excluding current installments, subject to fair value hedges was $14.6 billion and $14.3 billion, respectively.
During the three and nine months ended November 2, 2025, there was no new material hedging activity or material change to any other hedging arrangement disclosed in our 2024 Form 10-K, and all related activity was immaterial for the periods presented within this report.
Collateral. We generally enter into master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit our credit risk, we enter into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain derivative instruments exceeds or falls below contractually established thresholds. The cash collateral posted by the Company related to derivative instruments under our collateral security arrangements was $444 million and $668 million as of November 2, 2025 and February 2, 2025, respectively, which was recorded in other current assets on our consolidated balance sheets. We did not hold any cash collateral as of November 2, 2025 or February 2, 2025.
6.STOCKHOLDERS' EQUITY
Stock Rollforward
The following table presents a reconciliation of the number of shares of our common stock outstanding and cash dividends per share:

shares in millions	Three Months Ended		Nine Months Ended
	November 2, 2025	October 27, 2024	November 2, 2025	October 27, 2024
Common stock:
Shares at beginning of period	1,801	1,799	1,800	1,796
Shares issued under employee stock plans, net	—	—	1	3
Shares at end of period	1,801	1,799	1,801	1,799
Treasury stock:
Shares at beginning of period	(806)	(806)	(806)	(804)
Repurchases of common stock	—	—	—	(2)
Shares at end of period	(806)	(806)	(806)	(806)
Shares outstanding at end of period	995	993	995	993

Cash dividends per share	$2.30	$2.25	$6.90	$6.75
Share Repurchases
In August 2023, our Board of Directors approved a $15.0 billion share repurchase authorization that replaced the previous authorization of $15.0 billion, which was approved in August 2022. The August 2023 authorization does not have a prescribed expiration date. As of November 2, 2025, approximately $11.7 billion of the $15.0 billion share repurchase authorization remained available. In March 2024, we paused share repurchases and have not resumed share repurchase activity as of November 2, 2025.

Fiscal Q3 2025 Form 10-Q	13

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the assets and liabilities that are measured at fair value on a recurring basis:

	November 2, 2025	February 2, 2025
in millions	Fair Value (Level 2)	Fair Value (Level 2)
Derivative agreements – assets	$—	$—
Derivative agreements – liabilities	(565)	(795)
Total	$(565)	$(795)
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
We did not have any material assets or liabilities that were measured and recognized at fair value on a nonrecurring basis during the three and nine months ended November 2, 2025 or October 27, 2024. See Note 10 for discussion on the fair values of assets acquired and liabilities assumed in the GMS acquisition.
Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents, receivables, accounts payable, short-term debt, and other long-term debt approximate fair value.
The following table presents the aggregate fair values and carrying amounts of our senior notes:

	November 2, 2025		February 2, 2025
in millions	Fair Value (Level 1)	Carrying Amount	Fair Value (Level 1)	Carrying Amount
Senior notes	$47,489	$49,229	$45,499	$49,731

Fiscal Q3 2025 Form 10-Q	14

8.WEIGHTED AVERAGE COMMON SHARES
The following table presents the reconciliation of our basic to diluted weighted average common shares as well as the number of anti-dilutive securities excluded from diluted weighted average common shares:

in millions	Three Months Ended		Nine Months Ended
	November 2, 2025	October 27, 2024	November 2, 2025	October 27, 2024
Basic weighted average common shares	993	991	992	990
Effect of potentially dilutive securities (1)	2	2	2	2
Diluted weighted average common shares	995	993	994	992

Anti-dilutive securities excluded from diluted weighted average common shares	—	1	—	1
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
GMS Acquisition
On June 29, 2025, we entered into a definitive agreement to acquire GMS, a leading distributor of specialty building products including drywall, ceilings, steel framing and other complementary construction products, through branches located across the U.S. and Canada. Under the terms of the merger agreement, we, through a wholly owned subsidiary, made a cash tender offer to purchase all outstanding shares of GMS common stock for $110 per share. All conditions of the offer were satisfied, including receipt of the requisite regulatory approvals, and the merger was completed on September 4, 2025. As a result of the merger, GMS became a direct subsidiary of SRS and an indirect, wholly owned subsidiary of the Company. We believe the GMS acquisition will enhance SRS's position as a leading multi-category building materials distributor, bringing differentiated capabilities, product categories and customer relationships that are highly complementary to SRS's existing business.
Cash consideration remitted by the Company for the purchase of all outstanding shares of GMS common stock totaled approximately $4.3 billion, and we also repaid approximately $1.2 billion of certain GMS outstanding debt concurrent with the completion of the merger. The merger consideration and repayment of GMS debt was funded through a combination of cash on hand and approximately $2.0 billion of borrowings under our commercial paper program, which were refinanced with the issuance of $2.0 billion of long-term debt in September 2025 (see Note 5).
The acquisition was accounted for in accordance with Accounting Standards Codification Topic 805: “Business Combinations” and GMS’s results of operations have been consolidated in the Company’s financial statements effective September 4, 2025. Acquisition-related costs were expensed as incurred and were not material.

Fiscal Q3 2025 Form 10-Q	15

Fair Value of Consideration Transferred. The following table summarizes total purchase consideration:

in millions
Cash consideration for outstanding shares	$4,257
Repayment of GMS outstanding debt (1)	824
Total purchase consideration	$5,081
—————
(1)    Represents the repayment of certain GMS long-term debt which was required to be repaid upon a change in control. As further discussed below, an additional $354 million of GMS long-term debt was also repaid upon completion of the merger and has been reflected as an assumed liability upon consummation of the transaction.
Allocation of Consideration Transferred. We recorded a preliminary allocation of the purchase price to assets acquired and liabilities assumed based on their estimated fair values as of September 4, 2025. The following table summarizes our preliminary purchase price allocation, including resulting goodwill:

in millions	Preliminary Fair Value
Cash and cash equivalents	$136
Receivables	889
Merchandise inventories	568
Property and equipment	715
Goodwill	2,611
Intangible assets	1,800
Other current and non-current assets	388
Total assets acquired	$7,107

Accounts payable	$381
Other current liabilities	390
Senior notes (1)	354
Deferred income taxes (2)	403
Other long-term liabilities	498
Total liabilities assumed	$2,026
Net assets acquired	$5,081
—————
(1)    Represents GMS senior notes that were redeemed by the Company upon completion of the merger. As the repayment was made at the discretion of the Company, the senior notes are reflected as an assumed liability upon consummation of the transaction with the corresponding long-term debt repayment presented within financing activities on our consolidated statement of cash flows.
(2)    Primarily resulting from the difference in book and tax basis related to identifiable intangible assets.
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

in millions	Weighted Average Useful Life (Years)	Preliminary Fair Value
Customer relationships	19	$1,540
Trade names	7	260
Total identifiable intangible assets		$1,800

Fiscal Q3 2025 Form 10-Q	16

The goodwill arising from the acquisition is calculated as the excess of the purchase price over the net assets acquired and is attributable to anticipated (i) growth acceleration in the residential and commercial professional customer (“Pro”) market; (ii) expanded capabilities and product categories; (iii) additional addressable market opportunities; (iv) enhanced delivery network capabilities; and (v) growth in sales force. We expect approximately $214 million of goodwill related to the acquisition to be deductible for U.S. federal and state income tax purposes. As the valuation is preliminary, we have not yet finalized the assignment of goodwill to our reporting units, and no goodwill related to the GMS acquisition currently resides in our Primary segment.
We have completed preliminary valuation analyses necessary to assess the fair values of the assets acquired and liabilities assumed and the amount of goodwill to be recognized as of the acquisition date. These fair values were based on management’s estimates and assumptions; however, the amounts indicated above are preliminary in nature and are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the acquisition date. Accordingly, there may be adjustments to the assigned values of acquired assets and liabilities. The primary areas that remain preliminary include, but are not limited to, intangible assets, including the preliminary assumptions used in their estimates of fair values and their respective estimated useful lives, the valuation of certain tangible assets, income taxes, and residual goodwill. The final determination of the fair values, related income tax impacts, and residual goodwill will be completed as soon as practicable, and within the measurement period of up to one year from the acquisition date as permitted under GAAP. Any adjustments to provisional amounts that are identified during the measurement period will be recorded in the reporting period in which the adjustment is determined.
Results of Operations. Net sales attributable to GMS since the completion of the acquisition and included within our results of operations for both the three and nine months ended November 2, 2025 totaled $892 million. Net earnings attributable to GMS since the completion of the acquisition and included within our results of operations for both the three and nine months ended November 2, 2025 were immaterial.
Pro forma results of operations are not presented as the effect of the acquisition was not material to our financial results.
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

Fiscal Q3 2025 Form 10-Q	17

EXECUTIVE SUMMARY
We reported net sales of $41.4 billion in the third quarter of fiscal 2025. Net earnings were $3.6 billion, or $3.62 per diluted share. For the first nine months of fiscal 2025, net sales were $126.5 billion and net earnings were $11.6 billion, or $11.65 per diluted share.
During the third quarter of fiscal 2025, we opened three new stores in the U.S., resulting in a total store count of 2,356 at November 2, 2025. A total of 322 stores, or 13.7%, were located in Canada and Mexico. Our inventory turnover ratio was 4.5 times at the end of the third quarter of fiscal 2025, compared to 4.8 times at the end of the third quarter of fiscal 2024. The decrease in our inventory turnover ratio was primarily driven by higher average inventory levels during the first nine months of fiscal 2025.
During the first nine months of fiscal 2025, we generated $13.0 billion of cash flow from operations, received $2.9 billion of proceeds from commercial paper borrowings, net of repayments, and received $2.1 billion of proceeds from the issuance of long-term debt, net of discounts. This cash flow, together with cash on hand, was used to fund $6.9 billion in cash dividends, repay $3.4 billion of long-term debt, and fund $2.6 billion in capital expenditures. We also completed the GMS acquisition, including the repayment of certain of its outstanding debt, for aggregate cash consideration totaling approximately $5.5 billion. In February 2025, we announced a 2.2% increase in our quarterly cash dividend to $2.30 per share.
Our ROIC for the trailing twelve-month period was 26.3% at the end of the third quarter of fiscal 2025 and 31.5% at the end of the third quarter of fiscal 2024. The decrease in ROIC was primarily driven by higher average long-term debt and higher average equity largely due to the financing of the SRS acquisition. See the Non-GAAP Financial Measures section below for our definition and calculation of ROIC.
GMS Acquisition
On June 29, 2025, we entered into a definitive agreement to acquire GMS, a leading distributor of specialty building products, including drywall, ceilings, steel framing and other complementary construction products, through branches located across the U.S. and Canada. Under the terms of the merger agreement, we, through a wholly owned subsidiary, made a cash tender offer to purchase all outstanding shares of GMS common stock for $110 per share. All conditions of the offer were satisfied, including receipt of the requisite regulatory approvals, and the merger was completed on September 4, 2025. As a result of the merger, GMS became a direct subsidiary of SRS and an indirect, wholly owned subsidiary of the Company. We believe the GMS acquisition will enhance SRS's position as a leading multi-category building materials distributor, bringing differentiated capabilities, product categories and customer relationships that are highly complementary to SRS's existing business. Refer to Note 10 to our consolidated financial statements for further discussion on the merger.
Tariffs and Other Trade Policy Matters
We continue to monitor developments with respect to tariffs and other trade policy matters closely. We have worked, and continue to work, diligently to diversify our global supply chain and to implement other cost mitigation initiatives. While we have experienced increased costs as a result of tariffs, our actions, including diversification efforts and modest price increases, along with our scale, vendor relationships, experienced internal teams, and other initiatives have allowed us to effectively mitigate the impact on our results of operations. We plan to continue to assess our sourcing and other mitigation strategies to maintain a strong value proposition for our customers and believe we remain well positioned to manage the impact that tariffs in effect as of the date of this filing are expected to have on our business.
As trade policy discussions and developments are ongoing, we cannot predict with certainty their ultimate impact on our business in future periods, including our results of operations and cash flows. For more information on these risks and uncertainties see Part I, Item 1A. “Risk Factors” of our 2024 Form 10-K.

Fiscal Q3 2025 Form 10-Q	18

RESULTS OF OPERATIONS
The following table presents the percentage relationship between net sales and major categories in our consolidated statements of earnings.
FISCAL 2025 AND FISCAL 2024 THREE MONTH COMPARISONS

	Three Months Ended
	November 2, 2025		October 27, 2024
dollars in millions	$	% of Net Sales	$	% of Net Sales
Net sales	$41,352		$40,217
Gross profit	13,815	33.4%	13,425	33.4%
Operating expenses:
Selling, general and administrative	7,636	18.5	7,212	17.9
Depreciation and amortization	826	2.0	795	2.0
Total operating expenses	8,462	20.5	8,007	19.9
Operating income	5,353	12.9	5,418	13.5
Interest and other (income) expense:
Interest income and other, net	(32)	(0.1)	(30)	(0.1)
Interest expense	628	1.5	625	1.6
Interest and other, net	596	1.4	595	1.5
Earnings before provision for income taxes	4,757	11.5	4,823	12.0
Provision for income taxes	1,156	2.8	1,175	2.9
Net earnings	$3,601	8.7%	$3,648	9.1%
—————
Note: Certain percentages may not sum to totals due to rounding.

	Three Months Ended
Selected financial and sales data:	November 2, 2025	October 27, 2024	% Change
Comparable sales (% change)	0.2%	(1.3)%	N/A
Comparable customer transactions (% change) (1)	(1.6)%	(0.6)%	N/A
Comparable average ticket (% change) (1) (2)	1.8%	(0.8)%	N/A
Customer transactions (in millions) (1)	393.5	399.0	(1.4)%
Average ticket (1) (2)	$90.39	$88.65	2.0%
Diluted earnings per share	$3.62	$3.67	(1.4)%
—————
(1)Customer transactions and average ticket measures do not include results from HD Supply or SRS (including GMS).
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
Net Sales. Net sales for the third quarter of fiscal 2025 were $41.4 billion, an increase of 2.8% from $40.2 billion for the third quarter of fiscal 2024. The increase in net sales for the third quarter of fiscal 2025 was primarily driven by sales from GMS, which was acquired on September 4, 2025 and contributed $892 million of net sales during the third quarter of fiscal 2025. Net sales also increased due to the impact of a positive comparable sales environment and sales from new stores and branches, partially offset by the calendar shift which resulted in the third quarter of fiscal 2025 including one less week of summer and one additional week of fall.

Fiscal Q3 2025 Form 10-Q	19

Online sales, which consist of sales of products generated through websites and mobile applications, represented 15.2% of net sales during the third quarter of fiscal 2025 and increased by 11.4% compared to the third quarter of fiscal 2024. Calculated on a comparable week basis relative to fiscal 2024, online sales increased by 11.0%.
A stronger U.S. dollar compared to the third quarter of fiscal 2024 negatively impacted net sales by $18 million during the third quarter of fiscal 2025.
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
Total comparable sales for the third quarter of fiscal 2025 increased 0.2%, primarily reflecting a 1.8% increase in comparable average ticket, partially offset by a 1.6% decrease in comparable customer transactions compared to the third quarter of fiscal 2024. Our comparable sales results reflect customer engagement with smaller home improvement projects, which was offset by the lack of severe weather events occurring during the third quarter of fiscal 2025, while lapping hurricane-related demand in the third quarter of fiscal 2024. Our comparable sales performance for the third quarter of fiscal 2025 also reflects the impact of continued macroeconomic uncertainties and other macroeconomic factors, including a persisting high interest rate environment pressuring large home improvement project demand.
During the third quarter of fiscal 2025, our Kitchen & Blinds, Bath, Outdoor Garden, Storage & Organization, Electrical, Plumbing, Millwork, Hardware, and Appliances merchandising departments within our Primary segment posted positive comparable sales compared to the third quarter of fiscal 2024.
Gross Profit
Gross profit for the third quarter of fiscal 2025 increased 2.9% to $13.8 billion from $13.4 billion for the third quarter of fiscal 2024. Gross profit as a percentage of net sales, or gross profit margin, was 33.4% for both the third quarters of fiscal 2025 and fiscal 2024, and reflects lower shrink and certain supply chain benefits within our Primary segment, offset by the inclusion of GMS in our consolidated results.
Operating Expenses
Our operating expenses are composed of SG&A and depreciation and amortization.
Selling, General & Administrative. SG&A for the third quarter of fiscal 2025 increased $424 million, or 5.9%, to $7.6 billion from $7.2 billion for the third quarter of fiscal 2024. As a percentage of net sales, SG&A was 18.5% for the third quarter of fiscal 2025 compared to 17.9% for the third quarter of fiscal 2024, primarily reflecting the impact of higher payroll and related costs in the third quarter of fiscal 2025 within our Primary segment, along with transaction costs related to the GMS acquisition.
Depreciation and Amortization. Depreciation and amortization for the third quarter of fiscal 2025 increased $31 million, or 3.9%, to $826 million from $795 million for the third quarter of fiscal 2024. As a percentage of net sales, depreciation and amortization was 2.0% for both the third quarter of fiscal 2025 and fiscal 2024.
Interest and Other, net
Interest and other, net was $596 million for the third quarter of fiscal 2025 compared to $595 million for the third quarter of fiscal 2024. As a percentage of net sales, interest and other, net was 1.4% for the third quarter of fiscal 2025 compared to 1.5% for the third quarter of fiscal 2024.
Provision for Income Taxes
Our combined effective income tax rate was 24.3% for the third quarter of fiscal 2025 compared to 24.4% for the third quarter of fiscal 2024.

Fiscal Q3 2025 Form 10-Q	20

Diluted Earnings per Share
Diluted earnings per share were $3.62 for the third quarter of fiscal 2025 compared to $3.67 for the third quarter of fiscal 2024. The decrease in diluted earnings per share was primarily driven by lower net earnings during the third quarter of fiscal 2025.
FISCAL 2025 AND FISCAL 2024 NINE MONTH COMPARISONS

	Nine Months Ended
	November 2, 2025		October 27, 2024
dollars in millions	$	% of Net Sales	$	% of Net Sales
Net sales	$126,485		$119,810
Gross profit	42,399	33.5%	40,274	33.6%
Operating expenses:
Selling, general and administrative	22,930	18.1	21,023	17.5
Depreciation and amortization	2,428	1.9	2,220	1.9
Total operating expenses	25,358	20.0	23,243	19.4
Operating income	17,041	13.5	17,031	14.2
Interest and other (income) expense:
Interest income and other, net	(81)	(0.1)	(171)	(0.1)
Interest expense	1,818	1.4	1,683	1.4
Interest and other, net	1,737	1.4	1,512	1.3
Earnings before provision for income taxes	15,304	12.1	15,519	13.0
Provision for income taxes	3,719	2.9	3,710	3.1
Net earnings	$11,585	9.2%	$11,809	9.9%
—————
Note: Certain percentages may not sum to totals due to rounding.

	Nine Months Ended
Selected financial and sales data:	November 2, 2025	October 27, 2024	% Change
Comparable sales (% change)	0.3%	(2.5)%	N/A
Comparable customer transactions (% change) (1)	(0.8)%	(1.5)%	N/A
Comparable average ticket (% change) (1) (2)	1.1%	(1.2)%	N/A
Customer transactions (in millions) (1)	1,235.0	1,236.8	(0.1)%
Average ticket (1) (2)	$90.35	$89.38	1.1
Diluted earnings per share	$11.65	$11.90	(2.1)%
—————
(1)Customer transactions and average ticket measures do not include results from HD Supply or SRS (including GMS).
(2)Average ticket represents the average price paid per transaction and is used by management to monitor the performance of the Company, as it represents a primary driver in measuring sales performance.
Sales
We assess our sales performance by evaluating both net sales and comparable sales. In fiscal 2025, there is a one-week calendar shift as a result of the 53rd week in fiscal 2024. For purposes of the following discussion, comparable sales, comparable customer transactions, and comparable average ticket are based upon the comparable 39-week period from fiscal 2024.

Fiscal Q3 2025 Form 10-Q	21

Net Sales. Net sales for the first nine months of fiscal 2025 were $126.5 billion, an increase of 5.6% from $119.8 billion for the first nine months of fiscal 2024. The increase in net sales for the first nine months of fiscal 2025 was primarily driven by sales resulting from our acquisitions of SRS, which was acquired on June 18, 2024, and GMS, which was acquired on September 4, 2025. In aggregate, these acquisitions contributed approximately $5.4 billion of incremental net sales during the first nine months of fiscal 2025. Net sales also increased due to the impact of a positive comparable sales environment and sales from new stores. Additionally, due to the 53rd week in fiscal 2024, the first nine months of fiscal 2025 included one less week of winter and one additional week of fall, which further contributed to the increase in net sales in the first nine months of fiscal 2025.
Online sales represented 15.4% of net sales during the first nine months of fiscal 2025 and increased by 10.8% compared to the first nine months of fiscal 2024. Calculated on a comparable week basis relative to fiscal 2024, online sales increased by 10.3%.
A stronger U.S. dollar compared to the first nine months of fiscal 2024 negatively impacted net sales by $455 million during the first nine months of fiscal 2025.
Comparable Sales. Total comparable sales for the first nine months of fiscal 2025 increased 0.3%, primarily reflecting a 1.1% increase in comparable average ticket, partially offset by a 0.8% decrease in comparable customer transactions compared to the first nine months of fiscal 2024. Foreign exchange rates negatively impacted comparable sales by approximately 40 basis points for the first nine months of fiscal 2025. Our comparable sales results reflect customer engagement with smaller home improvement projects, which was offset by the impact of continued macroeconomic uncertainties and other macroeconomic factors, including a persisting high interest rate environment pressuring large home improvement project demand.
During the first nine months of fiscal 2025, our Storage & Organization, Bath, Outdoor Garden, Electrical, Kitchen & Blinds, Plumbing, Appliances, Indoor Garden, Building Materials, Hardware and Millwork merchandising departments within our Primary segment posted positive comparable sales compared to the first nine months of fiscal 2024.
Gross Profit
Gross profit for the first nine months of fiscal 2025 increased 5.3% to $42.4 billion from $40.3 billion for the first nine months of fiscal 2024. Gross profit as a percentage of net sales, or gross profit margin, was 33.5% for the first nine months of fiscal 2025 compared to 33.6% for the first nine months of fiscal 2024. The decrease in gross profit margin during the first nine months of fiscal 2025 primarily reflects the inclusion of SRS and GMS in our consolidated results, partially offset by lower shrink and certain supply chain benefits within our Primary segment.
Operating Expenses
Our operating expenses are composed of SG&A and depreciation and amortization.
Selling, General & Administrative. SG&A for the first nine months of fiscal 2025 increased $1.9 billion, or 9.1%, to $22.9 billion from $21.0 billion for the first nine months of fiscal 2024. As a percentage of net sales, SG&A was 18.1% for the first nine months of fiscal 2025 compared to 17.5% for the first nine months of fiscal 2024, which primarily reflects higher payroll and related costs during the first nine months of fiscal 2025 along with the impact of a non-recurring legal-related benefit recognized during the first nine months of fiscal 2024 within our Primary segment.
Depreciation and Amortization. Depreciation and amortization for the first nine months of fiscal 2025 increased $208 million, or 9.4%, to $2.4 billion from $2.2 billion for the first nine months of fiscal 2024. As a percentage of net sales, depreciation and amortization was 1.9% for the first nine months of both fiscal 2025 and fiscal 2024, which reflects increased intangible asset amortization expense related to SRS.
Interest and Other, net
Interest and other, net for the first nine months of fiscal 2025 increased $225 million, or 14.9%, to $1.7 billion from $1.5 billion for the first nine months of fiscal 2024. As a percentage of net sales, interest and other, net was 1.4% for the first nine months of fiscal 2025 compared to 1.3% for the first nine months of fiscal 2024, primarily due to higher long-term debt balances and lower interest income in fiscal 2025, partially offset by lower average commercial paper borrowings during fiscal 2025.

Fiscal Q3 2025 Form 10-Q	22

Provision for Income Taxes
Our combined effective income tax rate was 24.3% for the first nine months of fiscal 2025 compared to 23.9% for the first nine months of fiscal 2024. The increase in our effective tax rate was driven by certain discrete tax benefits recognized during the first nine months of fiscal 2024.
Diluted Earnings per Share
Diluted earnings per share were $11.65 for the first nine months of fiscal 2025, compared to $11.90 for the first nine months of fiscal 2024. The decrease in diluted earnings per share was primarily driven by lower net earnings during the first nine months of fiscal 2025.
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
The following table presents the calculation of ROIC, together with a reconciliation of NOPAT to net earnings (the most comparable GAAP financial measure):

	Twelve Months Ended (2)
dollars in millions	November 2, 2025	October 27, 2024
Net earnings	$14,582	$14,610
Interest and other, net	2,345	1,970
Provision for income taxes	4,609	4,594
Operating income	21,536	21,174
Income tax adjustment (1)	(5,206)	(5,064)
NOPAT	$16,330	$16,110

Average debt and equity	$61,975	$51,190

ROIC	26.3%	31.5%
—————
(1)Income tax adjustment is defined as operating income multiplied by our effective tax rate for the trailing twelve months.
(2)The fourth quarter of fiscal 2024 includes 14 weeks. All other quarters include 13 weeks. Consistent with our consolidated financial statements, periods presented only include operating results for acquisitions since their respective acquisition dates.
LIQUIDITY AND CAPITAL RESOURCES
At November 2, 2025, we had $1.7 billion in cash and cash equivalents, of which $1.1 billion was held by our foreign subsidiaries. We believe that our current cash position, cash flow generated from operations, funds available from our commercial paper program, and access to the long-term debt capital markets should be sufficient not only for our operating requirements, any required debt payments, and satisfaction of other contractual obligations, but also to enable us to invest in the business, fund dividend payments, and fund any share repurchases through the next several fiscal years. In addition, we believe that we have the ability to obtain alternative sources of financing, if necessary.

Fiscal Q3 2025 Form 10-Q	23

Our material cash requirements include contractual and other obligations arising in the normal course of business. These obligations primarily include long-term debt and related interest payments, operating and finance lease obligations, and purchase obligations. In addition to our cash requirements, we follow a disciplined approach to capital allocation. This approach first prioritizes investing in the business, followed by paying dividends, with the intent of then returning excess cash to shareholders in the form of share repurchases. In March 2024, we paused share repurchases in connection with the SRS acquisition and do not have plans to resume share repurchases in fiscal 2025.
On July 4, 2025, the OBBBA was signed into law in the U.S., which contains a broad range of tax provisions, including the allowance to expense 100% of the cost of qualified property and immediate expensing of domestic research and experimental expenditures. While we continue to assess its implications, we have realized, and expect to continue to realize, a reduction in our fiscal 2025 cash tax payments due to the above mentioned provisions.
During the first nine months of fiscal 2025, we invested approximately $2.6 billion back into our business in the form of capital expenditures. In line with our expectation of approximately 2.5% of fiscal 2025 net sales, we plan to invest approximately $4 billion back into our business in the form of capital expenditures in fiscal 2025 across initiatives to improve the customer experience, including through technology and development of other differentiated capabilities, to continue to mature and build out Pro capabilities, as well as to build new stores. However, we may adjust our capital expenditures to support the operations of the business, to enhance long-term strategic positioning, or in response to the economic environment, as necessary or appropriate. We may also utilize strategic acquisitions, such as the GMS acquisition, to help accelerate our strategic initiatives.
In February 2025, we announced a 2.2% increase in our quarterly cash dividend from $2.25 to $2.30 per share. During the first nine months of fiscal 2025, we paid cash dividends of $6.9 billion to shareholders. We intend to pay a dividend in the future; however, any future dividend is subject to declaration by our Board of Directors based on our earnings, capital requirements, financial condition, and other factors considered relevant by our Board of Directors.
In August 2023, our Board of Directors approved a $15.0 billion share repurchase authorization that replaced the previous authorization of $15.0 billion, which was approved in August 2022. The August 2023 authorization does not have a prescribed expiration date. As of November 2, 2025, approximately $11.7 billion of the $15.0 billion share repurchase authorization remained available.
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
In July 2025, we increased our commercial paper program by $4.0 billion in connection with the anticipated financing of the GMS acquisition (see Note 10 to our consolidated financial statements). In July 2025, in connection with the increase in the commercial paper program, we also entered into a new three-year $3.0 billion back-up credit facility scheduled to expire in July 2028, and a new 364-day $1.0 billion back-up credit facility scheduled to expire in July 2026, as well as amended and restated our existing 364-day $3.5 billion credit facility to extend the maturity from May 2026 to July 2026. In the aggregate, as of November 2, 2025, our commercial paper program allows for borrowings up to $11.0 billion and is supported by $11.0 billion of back-up credit facilities.
On September 4, 2025, we utilized approximately $2.0 billion of commercial paper borrowings, together with cash on hand, to fund the GMS acquisition. These borrowings were subsequently repaid with the $2.0 billion of proceeds from our September 2025 senior notes issuance.
During the first nine months of fiscal 2025, all of our short term borrowings were under our commercial paper program, and the maximum amount outstanding during that period was $4.3 billion. At November 2, 2025, we had outstanding borrowings under our commercial paper program of $3.2 billion with a weighted average interest rate of 4.2%, we had no outstanding borrowings under our back-up credit facilities, and we were in compliance with all of the covenants contained in our back-up credit facilities, none of which are expected to impact our liquidity or capital resources.

Fiscal Q3 2025 Form 10-Q	24

We also issue senior notes from time to time as part of our capital management strategy. As discussed above, in September 2025, we issued $2.0 billion of senior notes, which were used to repay commercial paper borrowings used to fund the GMS acquisition. Separately, during the first nine months of fiscal 2025, we repaid an aggregate of $2.75 billion of senior notes at maturity.
The indentures governing our senior notes do not generally limit our ability to incur additional indebtedness or require us to maintain financial ratios or specified levels of net worth or liquidity. The indentures governing our notes contain various covenants, none of which are expected to impact our liquidity or capital resources. We were in compliance with all such covenants at November 2, 2025. See Note 5 to our consolidated financial statements for further discussion of our debt arrangements.
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
Net cash provided by operating activities decreased by $2.2 billion in the first nine months of fiscal 2025 compared to the first nine months of fiscal 2024, primarily due to changes in working capital. Changes in working capital were primarily driven by the timing of vendor payments, increased inventory levels during the first nine months of fiscal 2025, and the deferral of our fourth quarter fiscal 2024 estimated federal tax payment to the first quarter of fiscal 2025. This was partially offset by a reduction to our fiscal 2025 cash tax payments resulting from the OBBBA.
Investing Activities
Net cash used in investing activities decreased by $12.1 billion in the first nine months of fiscal 2025 compared to the first nine months of fiscal 2024, primarily resulting from higher cash paid for acquisitions during fiscal 2024 compared to fiscal 2025.
Financing Activities
Net cash used in financing activities in the first nine months of fiscal 2025 primarily reflected $6.9 billion of cash dividends paid and $3.4 billion of repayments of long-term debt, partially offset by $2.9 billion of proceeds from commercial paper borrowings, net of repayments, and $2.1 billion of net proceeds from long-term debt. Net cash provided by financing activities in the first nine months of fiscal 2024 primarily reflected $10.0 billion of net proceeds from the issuance of long-term debt and $1.3 billion of proceeds from commercial paper borrowings, net of repayments, which were used to finance the SRS acquisition. This was partially offset by $6.7 billion of cash dividends paid, $1.4 billion of repayments of long-term debt, and $649 million of share repurchases prior to pausing share repurchases in March 2024.
CRITICAL ACCOUNTING ESTIMATES
During the first nine months of fiscal 2025, there were no changes to our critical accounting estimates or our significant accounting policies as disclosed in the 2024 Form 10-K. Our significant accounting policies are disclosed in Note 1 to our consolidated financial statements.
ADDITIONAL INFORMATION
For information on accounting pronouncements that have impacted or may materially impact our consolidated financial condition, results of operations, or cash flows, see Note 1 to our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risk results primarily from fluctuations in interest rates in connection with our long-term debt portfolio. We are also exposed to risks from foreign currency exchange rate fluctuations on the translation of our foreign operations into U.S. dollars and on the purchase of goods by these foreign operations that are not denominated in their local currencies. Additionally, we may experience inflation and deflation related to our purchase and sale of certain commodity products. During the first nine months of fiscal 2025, there have been no material changes to our market risks from those disclosed in the 2024 Form 10-K.

Fiscal Q3 2025 Form 10-Q	25

Item 4. Controls and Procedures.
Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) and concluded that our disclosure controls and procedures were effective as of November 2, 2025.
We are in the process of an ongoing business transformation initiative, which includes upgrading and migrating certain accounting and finance systems. We plan to continue to migrate additional business processes over the course of the next few years and have modified and will continue to modify the design and implementation of certain internal control processes as the transformation continues.
Except as described above, there were no other changes in our internal control over financial reporting during the fiscal quarter ended November 2, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
There were no material changes during the first nine months of fiscal 2025 to our disclosure in Part I, Item 3. “Legal Proceedings” of our 2024 Form 10-K.
SEC regulations require us to disclose certain information about proceedings arising under federal, state or local environmental regulations if we reasonably believe that such proceedings may result in monetary sanctions above a stated threshold. Pursuant to SEC regulations, the Company uses a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required. There were no changes to such proceedings meriting disclosure during the first nine months of fiscal 2025 other than those previously disclosed in our Quarterly Reports on Form 10-Q for the first and second quarters of fiscal 2025.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table presents the number and average price of shares purchased in each fiscal month of the third quarter of fiscal 2025:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Dollar Value of Shares that May Yet Be Purchased Under the Program(2)(3)
August 4, 2025 – August 31, 2025	3,992	$400.14	—	$11,657,503,041
September 1, 2025 – September 28, 2025	9,657	413.79	—	11,657,503,041
September 29, 2025 – November 2, 2025	1,415	390.51	—	11,657,503,041
	15,064	407.98	—
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
(2)On August 14, 2023, our Board of Directors approved a $15.0 billion share repurchase authorization that replaced the previous authorization of $15.0 billion, which was approved on August 18, 2022. The August 2023 authorization does not have a prescribed expiration date. As previously disclosed, we paused share repurchases in March 2024 and have not resumed share repurchase activity as of November 2, 2025.
(3)Excludes excise taxes incurred on share repurchases.

Fiscal Q3 2025 Form 10-Q	26

SALES OF UNREGISTERED SECURITIES
During the third quarter of fiscal 2025, we issued 461 deferred stock units under The Home Depot, Inc. Nonemployee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of the SEC’s Regulation D thereunder. The deferred stock units were credited during the third quarter of fiscal 2025 to the accounts of those non-employee directors who elected to receive all or a portion of board retainers in the form of deferred stock units instead of cash. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in the plan.
During the third quarter of fiscal 2025, we credited 728 deferred stock units to participant accounts under the Restoration Plans pursuant to an exemption from the registration requirements of the Securities Act for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in these plans.
Item 5. Other Information.
Trading Arrangements
During the fiscal quarter ended November 2, 2025, no director or officer (as defined in the rules under Section 16 of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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
[Form 10-Q filed on May 21, 2024, Exhibit 2.1]

3.1	*	Amended and Restated Certificate of Incorporation of The Home Depot, Inc. [Form 10-Q filed on September 1, 2011, Exhibit 3.1]
3.2	*	By-Laws of The Home Depot, Inc. (As Amended and Restated Effective November 20, 2025) [Form 8-K filed on November 24, 2025, Exhibit 3.2]
31.1		Certification of the Chair, President and Chief Executive Officer pursuant to Rule 13a-14(a)
31.2		Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a)
32.1		Certification of the Chair, President and Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of the Executive Vice President and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
—————
‡    Certain schedules and other similar attachments to this exhibit have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The registrant will provide a copy of such omitted documents to the SEC upon request.

Fiscal Q3 2025 Form 10-Q	27

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HOME DEPOT, INC. (Registrant)

By:	/s/ EDWARD P. DECKER
Edward P. Decker, Chair, President and Chief Executive Officer (Principal Executive Officer)

/s/ RICHARD V. MCPHAIL
Richard V. McPhail, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ KIMBERLY R. SCARDINO
Kimberly R. Scardino, Senior Vice President – Finance, Chief Accounting Officer and Controller (Principal Accounting Officer)

Date:	November 24, 2025

Fiscal Q3 2025 Form 10-Q	28