Form 10-K
period 2026-02-01
HOME DEPOT, INC.
filed 2026-03-18
CIK 354950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2026
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting common stock held by non-affiliates of the registrant on August 1, 2025 was $371.8 billion.
The number of shares outstanding of the registrant’s common stock as of March 4, 2026 was 996,011,466 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2026 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K to the extent described herein.

Fiscal 2025 Form 10-K	i

COMMONLY USED OR DEFINED TERMS

Term	Definition
AI	Artificial intelligence
ASU	Accounting Standards Update
BODFS	Buy Online, Deliver From Store
BOPIS	Buy Online, Pickup In Store
BORIS	Buy Online, Return In Store
BOSS	Buy Online, Ship to Store
Comparable sales	As defined in the Results of Operations section of MD&A
DIFM	Do-It-For-Me
DIY	Do-It-Yourself
EH&S	Environmental, Health, and Safety
EPA	U.S. Environmental Protection Agency
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDC	Flatbed distribution centers
fiscal 2023	Fiscal year ended January 28, 2024 (includes 52 weeks)
fiscal 2024	Fiscal year ended February 2, 2025 (includes 53 weeks)
fiscal 2025	Fiscal year ended February 1, 2026 (includes 52 weeks)
fiscal 2026	Fiscal year ending January 31, 2027 (includes 52 weeks)
GAAP	U.S. generally accepted accounting principles
GMS	GMS Inc.
IRS	Internal Revenue Service
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MRO	Maintenance, repair, and operations
NOPAT	Net operating profit after tax
NYSE	New York Stock Exchange
PLCC	Private label credit card
Pro	Professional customer
Restoration Plans	Home Depot FutureBuilder Restoration Plan and HD Supply Restoration Plan
ROIC	Return on invested capital
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SG&A	Selling, general, and administrative expenses
SRS	SRS Distribution Inc.

Fiscal 2025 Form 10-K	ii

FORWARD-LOOKING STATEMENTS
Certain statements contained herein, as well as in other filings we make with the SEC and other written and oral information we release, including statements regarding our performance, estimates, expectations, beliefs, intentions, projections, strategies for the future, or other events or developments in the future may constitute “forward-looking statements” under the federal securities laws, including as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on currently available information and our current assumptions, expectations and projections about future events, and use words such as “may,” “will,” “could,” “should,” “would,” “anticipate,” “intend,” “estimate,” “project,” “plan,” “believe,” “expect,” “target,” “prospects,” “potential,” “commit” and “forecast,” or words of similar import or meaning or refer to future time periods.
Forward-looking statements may relate to, among other things, our brand and reputation; the demand for our products and services, including as a result of macroeconomic conditions and changing customer preferences and expectations; net sales growth; comparable sales; the effects of competition; implementation of interconnected, store, supply chain, technology, innovation and other strategic initiatives, including with respect to real estate; inventory, on-shelf availability, and in-stock positions; the state of the economy; the state of the housing and home improvement markets; the state of the credit markets, including mortgages, home equity loans, and consumer and trade credit; the impact of tariffs; trade policy changes or restrictions, or international trade disputes and efforts and ability to continue to diversify our supply chain; issues related to the payment methods we accept; demand for credit offerings, including trade credit; management of relationships with our associates, jobseekers, suppliers and service providers; cost and availability of labor; costs of fuel and other energy sources; events that could disrupt our business, supply chain, technology infrastructure, or demand for our products and services, such as tariffs, trade policy changes or restrictions or international trade disputes, natural disasters, climate change, public health issues, cybersecurity events, and labor disputes; geopolitical tensions or conflicts, military conflicts, or acts of war; our ability to maintain a safe and secure store environment; our ability to address expectations regarding sustainability and human capital management matters and meet related goals; continuation or suspension of share repurchases; net earnings and margin performance; earnings per share; future dividends; capital allocation and expenditures; productivity; liquidity; ROIC; expense and debt leverage; changes in interest rates; changes in foreign currency exchange rates; commodity or other price inflation and deflation; our ability to issue debt on terms and at rates acceptable to us; the impact and expected outcome of investigations, inquiries, claims, and litigation, including compliance with related settlements; the challenges of operating in international markets; the adequacy of insurance coverage; the effect of accounting charges; the effect of adopting certain accounting standards; the impact of legal and regulatory changes, including executive orders and other administrative or legislative actions, such as changes to tax laws and regulations; store openings and closures; financial outlook; and the impact of acquired companies, including SRS and GMS, on our organization and the ability to recognize the anticipated benefits of completed or pending acquisitions.
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

Fiscal 2025 Form 10-K	iii

PART I
Item 1. Business.
INTRODUCTION
The Home Depot, Inc. is the world’s largest home improvement retailer based on net sales for fiscal 2025. We offer our customers a wide assortment of home improvement products, building materials, lawn and garden products, décor products, and facilities MRO products, in stores and online. We also provide a number of services, including home improvement installation services, and tool and equipment rental. As of the end of fiscal 2025, we operated 2,359 stores located throughout the U.S. (including the Commonwealth of Puerto Rico and the territories of the U.S. Virgin Islands and Guam), Canada, and Mexico. The Home Depot stores average approximately 104,000 square feet of enclosed space, with approximately 24,000 additional square feet of outside garden area. We also maintain a network of distribution and fulfillment centers, as well as mobile applications and e-commerce websites in the U.S., Canada, and Mexico. For disclosure purposes, the geographic operating segments of the U.S., Canada and Mexico are aggregated into one reportable segment (the “Primary segment”).
In fiscal 2024, we acquired SRS, a leading residential specialty trade distribution company across several verticals engaged in the distribution of residential and commercial roofing products and complementary building products, landscape supplies, and swimming pool supplies serving the professional roofer, landscaper, and pool contractor. In fiscal 2025, SRS completed the acquisition of GMS, a leading distributor of specialty building products, including drywall, ceilings, steel framing and other complementary construction products. At the end of fiscal 2025, SRS, which includes GMS, operated over 1,250 locations throughout the U.S. and Canada, most of which have a distribution center, material handling and delivery equipment, and inventory. Following the GMS acquisition, SRS is organized as four different lines of business: roofing and building products, interior and construction products, landscape, and pool. Each line of business was determined to represent an operating segment, none of which are deemed reportable segments.
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
OUR BUSINESS
OUR STRATEGY
The Home Depot is focused on leveraging its distinct competitive advantages – our brand, excellent customer service, product authority in home improvement, knowledgeable associates and culture, scale, premier real estate portfolio, digital and interconnected experience, supply chain network, and our deep relationships with Pros – to take advantage of the significant growth opportunities in the highly fragmented markets in which we operate. In fiscal 2025, we strategically invested across our business to advance our growth strategy:
•Drive our core and culture by supporting our associates so that they can deliver the best customer experience in home improvement;
•Deliver a frictionless interconnected customer experience, regardless of whether our customers choose to engage and shop with us in-store or through our digital properties; and
•Win with Pros through our differentiated value proposition and ecosystem of capabilities.
We believe that this strategy will help us grow faster than the market and deliver value to our shareholders. Driven by our core values, our Inverted Pyramid model reminds us who matters most – our customers and our associates. These values, embedded in our culture since the Company’s founding, continue to guide us as our business evolves.

Fiscal 2025 Form 10-K	1

DELIVER SHAREHOLDER VALUE
We seek to deliver on our objective to create shareholder value through our disciplined approach to capital allocation. Our capital allocation principles are as follows:
•First, we intend to reinvest in our business to drive growth faster than the market.
•Second, after reinvesting in the business, we look to pay a quarterly dividend.
•Third, after reinvesting in our business and paying our dividend, we intend to return excess cash to our shareholders through share repurchases.
In fiscal 2025, we invested $3.7 billion in capital expenditures across initiatives supporting our strategy of driving our core and culture, including building new stores and maintaining existing stores, delivering a frictionless, interconnected experience, and winning with Pros. SRS also acquired GMS to accelerate the vision of becoming a leading, multi-category building materials distributor. We continue to focus on driving productivity throughout the business, including by leveraging technology to drive efficiency in freight flow management, supply chain optimization, and streamlining central processes. By reinvesting in our business to drive growth and productivity, we are able to improve the customer experience, increase our competitiveness in the market, and deliver shareholder value.
In fiscal 2025, we returned $9.2 billion to shareholders in the form of cash dividends, following a 2.2% increase in our quarterly cash dividend from $2.25 per share to $2.30 per share announced in February 2025. Our capital allocation is discussed further in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OUR CUSTOMERS
We serve two primary customer groups — consumers (including both DIY and DIFM customers) and Pros — and have developed varying approaches to meet their diverse needs:
DIY Customers
These customers are typically homeowners who purchase products and complete their own projects and installations. Our associates assist these customers both in our stores and through digital resources designed to provide product and project knowledge. We also offer a variety of clinics and workshops to share this knowledge and to build an emotional connection with our DIY customers. As the preferences and behaviors of our DIY customers change, we are continuing to invest in capabilities to better meet their evolving expectations.
Pros
These customers are primarily professional renovators/remodelers, general contractors, homebuilders, maintenance professionals, handymen, property managers, building service contractors and specialty tradespeople, such as electricians, landscapers, insulation installers, plumbers, painters, pool contractors, roofers, and wallboard and ceiling installers. These customers build, renovate, remodel, repair, and maintain residential properties, multifamily properties, hospitality properties, and commercial facilities, including educational, healthcare, governmental, institutional, and office buildings, as well as data centers.
We have a number of initiatives designed to drive growth with Pros, including those working on both simple and complex projects. We remain focused on providing a customized digital experience tailored to Pros’ needs, a dedicated sales force, a broad and deep assortment of Pro-focused products and brands, an extensive delivery network, our Pro Xtra loyalty program, and enhanced credit offerings. Building on our historical strength as a destination for all Pros, we are continuing to invest in differentiated capabilities that will help us better serve our Pros’ needs, including differentiated fulfillment options, preferred pricing, additional trade credit offerings including our Pro Trade Credit program, more convenient locations and showroom space, and technology tools designed to streamline order management and project planning and management. In fiscal 2024, we acquired SRS, which sells products to specialty trade roofers, landscapers, and pool contractors. The acquisition of GMS by SRS in fiscal 2025 further expanded our ability to serve Pros by adding specialty interior building products such as wallboard, ceilings, steel framing and complementary products for residential and commercial projects. We also provide MRO products and related value-added services to multifamily, hospitality, healthcare, and government housing facilities, among others, primarily through our subsidiary HD Supply.
We believe these investments in differentiated capabilities support our goal to serve as the preferred partner for our Pros across their entire project, giving them the choice to streamline their purchasing to optimize efficiency and complete their jobs on time and on budget.

Fiscal 2025 Form 10-K	2

DIFM Customers
Intersecting our DIY customers and our Pros are our DIFM customers. These customers are typically homeowners who use Pros to complete their projects or installations. Currently, we offer installation services in a variety of categories, such as flooring, water heaters, bath, garage doors, cabinets, cabinet makeovers, countertops, sheds, furnaces and central air systems, windows, and window coverings. DIFM customers can purchase these services in our stores, online, or in their homes through in-home consultations. In addition to serving our DIFM customer needs, we believe our focus on Pros who perform services for these customers helps us drive higher product sales.
OUR PRODUCTS AND SERVICES
A typical Home Depot store stocks approximately 30,000 to 40,000 items during the year, including both national brand name and proprietary products, across the following merchandising departments: Appliances, Bath, Building Materials, Electrical, Flooring, Hardware, Indoor Garden, Kitchen & Blinds, Lighting, Lumber, Millwork, Outdoor Garden, Paint, Plumbing, Power, and Storage & Organization. Our online product offerings complement our stores by serving as an extended aisle, and we offer a significantly broader product assortment through our mobile applications and websites, including homedepot.com, our primary website; homedepot.ca and homedepot.com.mx, our websites in Canada and Mexico, respectively; hdsupply.com, our website for our MRO products and related services; our websites for custom window coverings, including blinds.com, justblinds.com and americanblinds.com; constructionresourcesusa.com, our website for design-oriented surfaces, appliances and architectural specialty products for Pros; thecompanystore.com, our website featuring textiles and décor products; and srsdistribution.com, heritagelandscapesupplygroup.com, heritagepoolsupplygroup.com, and gms.com, our websites serving the roofing and exterior building materials, landscape, pool product, and interior building product needs of specialty trade Pros, respectively.
Our merchandising organization delivers product innovation, assortment and value, which reinforces our position as the product authority in home improvement and is one of our distinctive competitive advantages. At the same time, we remain focused on offering the right products at everyday value in our stores and online. The strong strategic relationships that our merchandising organization builds with our vendors position us to deliver on our goals for our customers and offer a compelling business proposition for these market-leading suppliers. As part of our focus on product differentiation, we have formed strategic alliances and exclusive relationships with certain suppliers to market products under a variety of well-recognized brand names. We have also developed relationships with certain suppliers to allow us to offer proprietary products that are comparable to national brands. These proprietary products help differentiate us from other retailers and generally carry higher margins than national brand products.
To keep pace with changing customer expectations and increasing desire for innovation, localization, and personalization, we continue to invest in tools to better leverage our data and drive a deeper level of collaboration with our suppliers. As a result, we continue to focus on enhanced merchandising information technology tools to help us: (1) enhance an interconnected shopping experience tailored to our customers’ shopping intent and location; (2) provide the best value in the market; and (3) optimize our product assortments. Our merchandising team leverages technology and works closely with our inventory and supply chain teams, as well as our suppliers, to manage our assortments, drive innovation, manage the cost environment, and adjust inventory levels to respond to shifts in demand.
To complement our merchandising efforts, we offer a number of services for our customers, including installation services for our DIY and DIFM customers, as noted above. We also provide tool and equipment rentals at many locations, providing value and convenience for both Pros and consumers. To improve the customer experience and continue to grow this differentiated service offering, we continue to invest in more tool rental locations, more tools, and better technology.
Sourcing and Quality Assurance
We maintain a global sourcing program to obtain high-quality and innovative products directly from manufacturers in the U.S. and around the world. For many years, we have worked to diversify our global supply chain. During fiscal 2025, in addition to our U.S. sourcing operations, we maintained sourcing offices in Mexico, Canada, India, Vietnam, Taiwan and China, as well as certain locations in Europe. Under our standard supplier buying agreement, our suppliers are obligated to ensure that their products comply with applicable international, federal, state and local laws. This standard agreement also requires compliance with our responsible sourcing standards, which cover a variety of expectations, including supply chain transparency, compliance with applicable laws and regulations addressing prohibitions on child and forced labor, health and safety, environmental matters, compensation, and hours of work. To drive accountability with our suppliers, our standard supplier buying agreement also includes a factory audit right related to these standards, and we conduct risk-based factory audits and compliance visits with

Fiscal 2025 Form 10-K	3

non-Canada and non-U.S. suppliers of private branded and direct import products. Our 2025 Responsible Sourcing Report, available on our Investor Relations website at https://ir.homedepot.com under “Sustainability,” provides more information about this program. In addition, we have both quality assurance and engineering resources dedicated to establishing criteria and overseeing compliance with safety, quality, and performance standards for our private branded products.
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
We also maintain patent portfolios relating to our business operations, retail services, and products, and we seek to patent or otherwise protect innovations we incorporate into our business. Patents generally have a term of twenty years from the date they are filed. As our patent portfolio has been built over time, the remaining terms of individual patents across our patent portfolio vary. Although our patents have value, no single patent is essential to our business. We regularly assess our merchandising departments and product lines for opportunities to expand the assortment of products offered within The Home Depot’s portfolio of proprietary and exclusive brands.
COMPETITION AND SEASONALITY
Our industry is highly competitive, highly fragmented, and evolving. As a result, we face competition for customers for our products and services from a variety of retailers (including those operating reseller marketplaces), suppliers, service providers, distributors and manufacturers that sell products directly to their respective customer bases. These competitors range from traditional brick-and-mortar, to multichannel, to exclusively online, and they include a number of other home improvement retailers; local, regional and national hardware stores; electrical, plumbing and building materials supply houses; and lumber yards. With respect to some products and services, we also compete with specialty design stores, showrooms, discount stores, paint stores, specialty and mass digital retailers, warehouse clubs, MRO distributors, national and local wholesale supply distributors, home décor retailers, and other retailers, as well as with providers of home improvement services and tool and equipment rental. Online and other digital capabilities, as well as AI tools, facilitate competitive entry, price transparency, and comparison shopping, increasing the level of competition we face.
Both in-store and online, we compete primarily based on customer experience; price; quality; product availability, assortment, and innovation; and delivery options and capabilities. We also compete based on store and branch location and appearance, presentation of merchandise, and ease of shopping experience throughout every step of the project, from inspiration and research to any post-purchase support. Our Pros also look for dedicated sales support, competitive credit and pricing options, project planning tools, professional and reliable deliveries, and product depth and job-lot quantities, particularly for their complex project needs. Furthermore, with respect to delivery options, customers are seeking faster and/or guaranteed delivery times, real-time updates on delivery status, low-price or free shipping, and/or convenient pickup options. Our ability to be competitive on delivery and pickup times, options and costs depends on many factors, as described more fully under “Our Supply Chain” below, and our interconnected strategy.
Our business is subject to seasonal influences. Generally, our highest volume of sales occurs in our second fiscal quarter, as we move into the spring season in the regions in which we operate.
INTERCONNECTED SHOPPING EXPERIENCE
We continue to enhance our capabilities to provide our customers with a frictionless interconnected shopping experience across our stores, branches, online, on the job site, and in their homes, focusing on continued investments in our mobile applications and websites to enhance the customer experience. When we discuss the “interconnected experience,” we are referring to our customers’ many touchpoints across our physical and digital assets throughout their entire shopping journey. Home Depot is primarily a project retailer, and it is our goal to help customers solve problems across their entire project. We aim to provide the best experience across our physical and digital assets, throughout the entire shopping journey from inspiration to post-purchase support, and we believe that engagement with customers across different touchpoints has driven increases in sales.

Fiscal 2025 Form 10-K	4

Digital Experience
Enhancements to our digital platforms are critical for our increasingly interconnected customers, who often research products and check available inventory online before visiting one of our stores to view products in person or talk to an associate and then making their purchase either in store or online. While in the store, or following a visit to one of our stores, customers may also go online to access ratings and reviews, compare prices, view our extended assortment, and purchase additional products. Our investments in a truly interconnected experience are focused on bringing together the power of our physical presence and the frictionless interaction of our digital capabilities.
A significant majority of the traffic in Home Depot’s digital channels is on mobile devices. Mobile users expect more simplicity and relevancy in their digital interactions. In addition to supporting our DIY and DIFM customers throughout their shopping journeys, our mobile applications and other digital tools can also help serve the needs of Pros, including those working on complex projects. As a result, we have invested in our digital platforms to improve the overall presentation and ease of navigation for our customers. We have also enhanced the “shopability” of an online product by including more information on the product’s landing page, including related products and/or parts of a collection, as well as various fulfillment options. In addition, we are leveraging AI tools to improve our search, recommendations, and chat features, and offering new AI-powered customer-facing tools such as Magic ApronTM, which supports customers and associates with online product and project inquiries, and our AI-powered Blueprint Takeoffs Tool and Material List Builder, which generate project-specific materials lists and quotes. We believe our focus on improving search capabilities, digital functionality, category presentation, product content such as customer product review summaries, project inspiration and support, speed to checkout, and fulfillment options has yielded higher traffic, better conversion and continued sales growth. As our customers expect a more personalized experience, our ability to collect, use, retain, and protect relevant customer data is important to effectively meet their expectations.
Further, we do not view the interconnected experience as a specific transaction; rather, we believe it encompasses an entire journey from inspiration and know-how, to purchase and fulfillment, to post-purchase support. Customers continue to expect more personalized messaging, and we remain focused on connecting marketing activities with the online and in-store experiences to create seamless engagement across channels. From the inspirational point of the purchase journey to providing product know-how, we continue to invest in the infrastructure and capabilities needed to deliver the most relevant marketing messages to our customers based on what is important to them today.
Store Experience
Our stores remain the hub of our business, and we continue to invest to improve the customer shopping experience through easier navigation and increased convenience and speed of checkout. In fiscal 2025, we continued to leverage the investments made in our store experience over the past several years to operate effectively and meet customer expectations, as well as investing in dedicated teams to better meet the needs of our Pros in-store. We have also empowered our customers with additional self-help tools, including mobile application-enabled store navigation and Magic Apron. Our Home Depot mobile application provides store-specific maps that allow customers to pinpoint the exact location of an item on their mobile devices. We also recognize that another critical part of delivering an excellent customer experience in the store is having products on our shelves, and we have enhanced our use of technology such as Computer Vision, which provides greater visibility into where product is located, including both on shelves and in the overhead space, enabling us to drive higher on-shelf availability. We believe these investments are driving higher customer satisfaction scores, and we will continue to invest to improve the customer experience. In addition, we have identified areas that have experienced significant population growth or where market voids exist. In fiscal 2023, we initiated a plan to open approximately 80 new stores over a five-year period to address those opportunities, and in fiscal 2025, we opened 12 new stores. We expect to complete this goal of approximately 80 new stores in fiscal 2027, after which point we plan to open approximately 15 to 20 new stores per year. These new stores will continue to help relieve pressure at existing high-volume stores and add capacity in areas with less store coverage, helping us to improve the customer experience and drive sales growth.
Investing in the Associate Experience. We continually strive to improve our store operations by removing complexity and inefficient processes, allowing our associates to spend more of their time serving our customers. To this end, we have continued to focus on process improvements like optimizing product flow to improve on-shelf availability and reduce the amount of time store associates spend locating products, as well as expanding in-aisle, real-time mobile learning tools for our associates’ development and assistance with customer questions. Our associates are also using web-enabled handheld devices to help them more efficiently meet the needs of the business and serve customers. These digital “hdPhone” devices offer enhanced functionality that allows associates to readily query inventory, access applications that support customer service, and assist with locating products. Our

Fiscal 2025 Form 10-K	5

hdPhones also give our U.S. Home Depot store associates access to Sidekick, an application that directs associates to bays where product is low or out of stock and helps our associates prioritize the highest value tasks more effectively. In addition, we are using labor model tools to better align associate activity with customer needs. This includes transitioning more of our store tasking to our merchandising execution team (MET), leveraging MET associates’ expertise to reinforce in-aisle associates’ focus on excellent customer service.
Investing in Safety. We remain committed to maintaining a safe shopping and working environment for our customers and associates. We accomplish this by creating a strong culture of safety, building on our core value of Taking Care of Our People, that starts from the top with engaged leaders who empower associates to make decisions that prioritize the safety of everyone. We use data to identify areas of greatest risk, including emerging risks, and invest in tools, equipment and technology to reduce those risks in our packaging, processes, and behaviors. Our associate training and awareness initiatives target individual roles and responsibilities, integrating with overall strategies that promote physical and psychological safety and emotional wellness.
We empower trained EH&S associates to continuously evaluate, develop, implement and enforce policies, processes and programs in our stores, facilities and offices across the Company. Our EH&S policies are woven into our everyday operations for site, district and regional teams, and integrate with operating platforms to provide safety line-of-sight to associates and their leaders. Common program elements include daily store inspection checklists; routine follow-up audits from our store-based safety team members; preventative maintenance programs to promote equipment and physical space safety; and departmental merchandising safety standards.
OUR SUPPLY CHAIN
We continue to focus on building best-in-class competitive advantages in our supply chain to be responsive to our customers’ expectations for how, when and where they choose to receive our products and services. As part of enhancing the interconnected experience, over the past several years, we have invested in our supply chain network with the goal of achieving the fastest, most efficient and most reliable delivery capabilities in home improvement. With that investment now largely complete, our supply chain initiatives have positioned us to operate effectively and meet our customers’ needs for product availability and fast, reliable delivery.
We centrally forecast and replenish the vast majority of our Home Depot store products through sophisticated inventory management systems and utilize our network of distribution centers to serve both our stores’ and customers’ needs. Our supply chain includes multiple distribution center platforms in the U.S., Canada, and Mexico that are tailored to meet the needs of our stores and customers based on types of products, location, transportation, and delivery requirements. These include rapid deployment centers, stocking distribution centers, bulk distribution centers, FDCs, and direct fulfillment centers, among others. Over the past several years, we have invested to further automate and mechanize our rapid deployment center network to drive greater efficiency and faster movement of product.
We have also enhanced our supply chain network with our expanded fulfillment facilities designed to drive speed and reliability of delivery for our customers. Our 'ship from best location' initiative seeks to optimize delivery speed, reliability, cost, and capacity by leveraging machine learning algorithms to route orders to the optimal fulfillment node. In many markets, we offer same day or next day delivery of a multitude of products through our stores and fulfillment centers. We have market delivery operations that function as local hubs to consolidate freight for dispatch to customers for the final mile of delivery, with a focus on appliances. Because we typically do not stock appliances in our facilities, we have invested in our capabilities to control more of our appliance delivery end-to-end, manage our appliance delivery volume through our market delivery operations, and expand our last mile delivery capacity. We have also opened FDCs that handle large items like lumber and building materials transported on flatbed trucks. We are deploying a new delivery method called FDC Relay, which leverages our existing FDCs to enhance our performance in our current FDC markets and broadens our reach across a greater number of markets. Our network is designed to create a competitive advantage with unique, industry-leading capabilities for home improvement needs for both our Pros and consumers. We will continue to invest in our supply chain network as needed to support our business.
In addition to our distribution and fulfillment centers, we leverage our stores as a network of convenient customer pickup, return, and delivery fulfillment locations. We believe our premium real estate footprint provides a distinct competitive advantage. For customers who shop online and want to pick up or return merchandise at a store, or have product delivered from a store, we offer a variety of options: BOSS, BOPIS, BODFS, and BORIS. We also provide curbside pickup to complement our BOPIS offerings, in addition to the self-service lockers at the front entrance of many of our stores. We also offer car and van delivery service from the majority of our U.S. stores. For fiscal 2025, approximately 50% of our U.S. online orders were fulfilled through a store. SRS branch locations throughout the U.S. and Canada also enable deliveries direct to customer job sites on their preferred timelines. We

Fiscal 2025 Form 10-K	6

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
SUSTAINABILITY AND HUMAN CAPITAL MANAGEMENT
We view sustainability and human capital management matters through the lens of our business, with an understanding that if we support our associates, our customers, our suppliers, and the communities we serve, we also support our business and create value for our shareholders. Our sustainability and human capital management priorities build on the culture and values on which Home Depot was founded, and our initiatives are embedded in our business strategy and activities. We organize our efforts around three pillars: (1) Focus on Our People, (2) Operate Sustainably, and (3) Strengthen Our Communities. Highlights of each of these pillars are set forth below. For further information on our three pillars, including related goals, see our Fiscal 2024 Living Our Values Report, available on our investor relations website at https://ir.homedepot.com/sustainability.
Focus on Our People
Our culture and our associates provide intangible and hard-to-replicate competitive advantages, which have been key to helping us navigate challenging market conditions. Our associates are essential to providing the experience and service that our customers expect. To preserve and protect that customer experience, we focus on cultivating a compelling associate experience, which we believe supports our ability to attract and retain our associates. This includes investing in competitive wages and benefits while also providing the culture, tools, training, and development opportunities that make working at The Home Depot an enjoyable and rewarding experience. These actions are the foundation of our core values of Taking Care of our People, Entrepreneurial Spirit, Building Strong Relationships, and Respect for all People.
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

Fiscal 2025 Form 10-K	7

Our Workforce. At the end of fiscal 2025, we employed approximately 472,400 associates, of whom approximately 53,400 were salaried, with the remainder compensated on an hourly basis. Set forth below is the geographic makeup of our workforce:

Geographic Location	Number of Associates	% of Total Workforce
United States	422,500	89.4%
Canada	31,700	6.7%
Mexico	17,800	3.8%
Other (1)	400	0.1%
Total	472,400	100%
————
Note: Certain percentages may not sum to totals due to rounding.
(1)    Includes associates in our sourcing organization located in India, Italy, Poland, Türkiye, Taiwan, Vietnam and China.
Additional information regarding our workforce, including the demographic data for our U.S. associates, can be found in our Fiscal 2024 Living Our Values Report, available on our investor relations website at https://ir.homedepot.com/sustainability.
Talent Attraction and Development. As we attract and hire new associates, we strive to create a customer-like experience for jobseekers as they move through the steps of our recruiting process. Jobseekers can apply for roles from anywhere using desktop or mobile devices. Once a jobseeker has applied for a role and has been selected to move forward in the recruiting process, we provide self-service for many of our positions by allowing jobseekers to schedule or reschedule pre-hire activities directly from their mobile device.
We offer our associates the opportunity to benefit from robust development opportunities. Our Home Depot University, or “HDU,” program, is a key part of this development, offering relevant content through multiple platforms, including instructor-led classes, e-learning, mobile learning, and additional online resources. We also invest in ongoing growth and development by providing coaching through continuous leader support and empowering our associates to learn new skills at their own pace through mobile applications that they can access at any time. We equip our leaders with the tools they need to develop themselves and their teams through several programs designed to help them lead effectively, empower their teams, and serve as mentors for our associates. We continually assess and refine our leadership structure throughout the organization to allow our associates to focus on training and development and to better serve our customers.
Associate Engagement. Associate engagement is the emotional commitment associates have to The Home Depot. It is vital to our culture and to our success. We foster an engaging workplace by continuously listening to and acting on associate feedback. Throughout the year, we provide several pulse check surveys to our associates that help us understand how emotionally connected those associates feel to our customers, the Company, their jobs, fellow associates, and leaders. In addition, our annual Voice of the Associate survey serves as our primary tool for gauging associates’ level of engagement within their roles. We use the insights from these surveys to help improve the overall associate experience. We also maintain digital associate engagement platforms that can connect associates with common interests and fuel connections to co-workers and Company leaders. Additionally, we have a number of programs to recognize stores and individual associates for exceptional customer service and demonstrating our core values.
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
Compensation and Benefits. Consistent with our core values, we take care of our people by offering competitive compensation and comprehensive benefits programs. We continue to make wage investments to ensure our compensation packages reflect the evolving circumstances across our markets. For instance, in Fiscal 2025, we made a significant investment in our people by increasing equity awards to our field leadership, including store managers and assistant store managers. Our profit-sharing programs for hourly associates also provide awards for performance against our business plan. Our associates can take advantage of a range of benefits, including healthcare and wellness programs, vacation and leave of absence benefits, including parental leave and paid sick/personal time off, a 401(k) match, our ESPPs, personal finance education and advisory services, assistance programs to help with managing personal and work-life challenges, family support programs, and educational assistance.

Fiscal 2025 Form 10-K	8

Operate Sustainably
We have a long-standing commitment to reduce the impact that our operations and products have on the environment, which we believe helps make our business stronger, more agile, and more resilient. This approach extends from the products and services we offer to our customers; to our store construction, maintenance and operations; to our supply chain and packaging initiatives; and to our responsible sourcing program. As we strive to operate sustainably, we focus on sourcing products responsibly, driving innovation, and reducing our environmental impact.
Strengthen Our Communities
One of our core values is “Giving Back,” and we support our communities in a number of ways. The Home Depot Foundation, a nonprofit organization supported by Home Depot and our suppliers, focuses on improving the homes and lives of U.S. veterans, assisting communities affected by natural disasters, and helping prepare more people for careers in the skilled trades. The Company and The Home Depot Foundation partner with industry leaders through our Path to Pro programs on training programs to develop the next generation of skilled tradespeople and help them find careers in the home improvement industry, which includes a Home Depot-powered career networking site to connect jobseekers with Pros looking to hire skilled tradespeople. Our Team Depot associate volunteers also extend the mission of The Home Depot Foundation in communities across the country, donating thousands of volunteer hours each year to serve the needs of our communities. We also partner with a variety of suppliers and organizations to further support our efforts to strengthen the communities where our customers and associates live.
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
AVAILABLE INFORMATION
Our primary internet website is www.homedepot.com. We make available on the Investor Relations section of our website, free of charge, our filings with the SEC. These filings include our annual reports to shareholders, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and Forms 3, 4 and 5 for our directors and certain of our officers, and amendments to those reports, as soon as reasonably practicable after filing such documents with, or furnishing such documents to, the SEC.
We include website addresses throughout this report for reference only. The information contained on our websites, including any document posted on or accessible through them, is not incorporated by reference into this report.
Item 1A. Risk Factors.
Our business, results of operations, cash flows, financial condition and prospects are subject to numerous risks and uncertainties. In connection with any investment decision with respect to our securities, you should carefully consider the following risk factors, as well as the other information contained in this report and our other filings with the SEC. These disclosures reflect the Company’s beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impact our business operations. Should any of these risks materialize, our business, results of operations, cash flows, financial condition and prospects could be negatively impacted, which in turn could affect the trading value of our securities. You should read these Risk Factors in conjunction with Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes in Item 8.
STRATEGIC RISKS
A positive brand and reputation are critical to our business success, and, if our brand and reputation are damaged, it could negatively impact our relationships with our customers, associates and jobseekers, suppliers, service providers, vendors, shareholders, regulators, and the communities we serve, and, consequently, our business, results of operations and the price of our stock.
Our brand and reputation are critical to attracting customers, associates and jobseekers, suppliers, service providers, and vendors to do business with us. We must continue to manage and protect our brand and reputation.

Fiscal 2025 Form 10-K	9

Negative incidents can erode trust and confidence quickly, and adverse publicity about us, regardless of its accuracy, the reputability of its source and whether we are involved in the incident, could damage our brand and reputation; undermine our customers’ confidence in us; reduce demand for our products and services, including as a result of boycotts; affect our ability to recruit, engage, motivate and retain associates; attract regulatory scrutiny or investigations; lead to litigation; and impact our relationships with current and potential suppliers and vendors. Third party actions, including our suppliers’, service providers’, and vendors’ business practices and positions, may also be attributed to us, regardless of the Company’s actions, meaning the actions of third parties pose similar risks to our brand and reputation. Partnerships with celebrities and social media content creators may also expose us to brand and reputational risks. Further, our actual or perceived position or lack of position on social, environmental, governance, political, public policy, regulatory, economic, geopolitical, or other sensitive issues, and any perceived lack of transparency about those matters, could harm our reputation with certain groups and attract regulatory scrutiny, investigations, litigation, or boycotts. In addition, we could be criticized for the scope or nature of initiatives or goals related to these matters, or for any revisions to or failure to achieve these goals on a timely basis or at all. If data, processes, and reporting related to these matters are incomplete or inaccurate, we could face regulatory scrutiny or investigations, litigation and/or adverse reputational impacts. Customers are also increasingly using social media to provide feedback and information about the Company, including our products and services, in a manner that can be quickly and broadly disseminated. Negative sentiment about the Company shared over social media, or misinformation from fraudulent accounts impersonating the Company, could impact our brand and reputation, whether or not it is based in fact.
Strong competition could adversely affect prices and demand for our products and services and could decrease our market share.
Our industry is highly competitive, highly fragmented, and evolving. As a result, we face competition for customers for our products and services from a variety of retailers (including those operating reseller marketplaces), suppliers, service providers, distributors and manufacturers that sell products directly to their respective customer bases.
These competitors range from traditional brick-and-mortar, to multichannel, to exclusively online, and they include a number of other home improvement retailers; local, regional and national hardware stores; electrical, plumbing and building materials supply houses; and lumber yards. With respect to some products and services, we also compete with specialty design stores, showrooms, discount stores, paint stores, specialty and mass digital retailers, warehouse clubs, MRO distributors, national and local wholesale supply distributors, home décor retailers, and other retailers, as well as with providers of home improvement services and tool and equipment rental. Online and other digital capabilities, as well as AI tools, facilitate competitive entry, price transparency, and comparison shopping, increasing the level of competition we face.
We compete primarily based on customer experience; price; quality; product availability, assortment, and innovation; and delivery options and capabilities, both in-store and online. We also compete based on store and branch location and appearance, presentation of merchandise, and ease of shopping experience throughout every step of the customer’s project, from inspiration and research to any post-purchase support. Our Pros also look for dedicated sales support, competitive credit and pricing options, project planning tools, professional and reliable deliveries, and product depth and job lot quantities, particularly for their complex project needs. Furthermore, with respect to delivery options, customers are seeking faster and/or guaranteed delivery times, real-time updates on delivery status, low-price or free shipping, and/or convenient pickup options. Our ability to be competitive on delivery and pickup times, options and costs depends on many factors, including leveraging the momentum of our investments in our supply chain and our interconnected capabilities to further enhance the customer shopping experience. Failure to successfully manage these factors and offer competitive delivery and pickup options could negatively impact the demand for our products and services and our profit margins.
We use our marketing, advertising and promotional programs to drive customer traffic and compete more effectively, and we must regularly assess and adjust our efforts to address changes in the competitive landscape. Intense competitive pressures from one or more of our competitors, such as through aggressive promotional pricing or liquidation events, or our inability to adapt effectively and quickly to a changing competitive landscape, could adversely affect our prices, our margins, or demand for our products and services. If we are unable to timely and appropriately respond to these competitive pressures, including through the delivery of a superior interconnected experience leveraging both our digital and physical platforms, our market share and our financial performance could be adversely affected.

Fiscal 2025 Form 10-K	10

We may not timely identify or effectively respond to customer needs, expectations or trends, which could adversely affect our relationship with our customers, the demand for our products and services, and our market share.
The success of our business depends on our ability to identify and respond promptly to evolving trends in demographics and shifts in customer preferences, expectations and needs, while also managing appropriate inventory levels in our stores, branches and distribution or fulfillment centers and maintaining an excellent customer experience. These trends include those driven by changes in the macroeconomic or political environment, geopolitical tensions or conflicts, military conflicts, or civil unrest, as well as unexpected weather conditions, natural disasters, or public health issues (including pandemics or quarantines and related impacts) that impact our customers. It is difficult to successfully predict the products and services our customers will demand. As our customers expect a more personalized experience, our ability to collect, use, retain, and protect relevant customer data is important for effectively meeting their expectations. Our ability to collect and use that data, however, is subject to a number of external factors, including the impact of legislation or regulations governing data privacy, data-driven technologies such as AI, and data security, as well as customer expectations around data collection, retention, and use. In addition, each of our primary customer groups has different needs and expectations, many of which evolve as the demographics in a particular customer group change. Customer preferences and expectations related to sustainability of products and operations are also changing. If we do not successfully differentiate the shopping experience to attract our customers and meet their individual needs and expectations, it may adversely impact our sales or our market share.
Customer expectations about the methods by which they find, evaluate, purchase and receive products or services are also evolving. Customers routinely and increasingly use technology and a variety of electronic devices and digital platforms to rapidly gather inspiration, compare products and prices, read product reviews, determine real-time product availability, and purchase products. New channels and tools to enhance the customer experience appear and change rapidly, and some of those technologies, such as generative and agentic AI tools, may dramatically change customer shopping and buying habits. Our Pros also look for additional capabilities, including dedicated sales support, competitive credit and pricing options, project planning tools, professional and reliable deliveries, and product depth and job lot quantities, particularly for their complex project needs. Once products are purchased, customers seek alternate options for delivery of those products, including advance ordering through digital platforms for Pros, and they often expect quick, timely, and low-price or free delivery, real-time updates on delivery status, and/or convenient pickup or delivery options. We must continually anticipate and adapt to these changes in the planning, shopping and purchasing process by continuing to adjust and enhance the online and in-store customer experience as well as our delivery options. The coordinated operation of our network of physical stores, branches, distribution facilities, and online platforms is fundamental to the success of our interconnected strategy. We cannot guarantee that our current or future fulfillment options will be maintained and implemented successfully or that we will be able to meet customer expectations on delivery or pickup times, options and costs. In addition, as our customers continue to leverage our enhanced interconnected and fulfillment options, a greater concentration of online sales with direct fulfillment could result in a reduction in the amount of traffic in our stores, which would, in turn, reduce the opportunities for cross-selling of merchandise that such traffic creates and could reduce our overall sales and adversely affect our financial performance. A greater concentration of online sales with direct fulfillment could also impact our profit margins.
Failure to provide a relevant and effective customer experience in a timely manner that keeps pace with technological developments and dynamic customer expectations; to maintain appropriate inventory; to provide quick and cost-effective or free delivery alternatives, real-time updates on delivery status, and convenient pickup options; to differentiate the customer experience for our primary customer groups; to effectively implement an appropriately localized merchandising assortment; or to otherwise timely identify or respond to changing customer preferences, expectations and home improvement needs could adversely affect our relationship with our customers, the demand for our products and services, and our market share.
The execution of initiatives to deliver our interconnected experience could adversely impact our business operations or financial results, and these initiatives might not provide the anticipated benefits.
Over the past several years, we have made significant investments to deliver a frictionless interconnected experience, including enhancing and expanding our supply chain, developing differentiated capabilities for our customers, including enhancements and improvements to our digital capabilities, expanding our store base, and making strategic acquisitions. These investments are designed to streamline our operations to allow our associates to continue to provide high-quality service to our customers; simplify customer interactions; provide our customers with a more interconnected experience; expand our sales to Pros and better address their needs for complex projects; and create the fastest, most efficient, and most reliable delivery network for home improvement products.

Fiscal 2025 Form 10-K	11

Executing our interconnected experience requires continual investment in our operations and information technology systems, as well as the development and execution of new processes, systems and support. In addition, our stores are a critical component of our interconnected experience, serving as the hub of our customers’ interconnected shopping journey. We have an aging store base that requires maintenance, investment, and space reallocation initiatives to deliver the shopping experience that our customers desire. We also need to identify and secure available locations with appropriate characteristics for new stores, branches, and supply chain facilities to ensure we can continue to serve our customers effectively.
We must effectively manage the volume, timing, nature, location, and cost of our investments, projects and changes. Failure to continue to make investments to effectively support our strategy and to implement or integrate those investments in the right manner and at the right pace could adversely impact our business operations or financial results. The cost and potential problems, defects of design, and interruptions associated with the implementation of these initiatives, including those associated with managing third-party service providers, employing new online tools and services, implementing new technologies using AI, implementing and restructuring support systems and processes, securing appropriate store and other facility locations, and addressing impacts on inventory levels, could disrupt or reduce the efficiency of our operations in the near term, lead to product availability issues, create complexity in our systems and operations and impact our profitability. Our investments to enhance our interconnected experience, including investments in our store base, supply chain, and differentiated capabilities, including our digital assets, might not provide the anticipated benefits, or might take longer than expected to complete, integrate or realize anticipated benefits, any of which could adversely impact our competitive position and our financial condition, results of operations, or cash flows.
If we are unable to effectively manage and expand our strategic alliances and relationships with certain suppliers of both brand name and proprietary products, we may be unable to effectively execute our strategy to differentiate ourselves from our competitors.
As part of our focus on product differentiation, we have formed strategic alliances and exclusive relationships with certain suppliers to market products under a variety of well-recognized brand names. We have also developed relationships with certain suppliers to allow us to offer proprietary products that are comparable to national brands. These proprietary products help differentiate us from other retailers and generally carry higher margins than national brand products. If we are unable to effectively manage and expand these strategic alliances and relationships, maintain favorable terms with current suppliers, or identify alternative sources for comparable brand name and proprietary products, we may not be able to effectively execute product differentiation, which may impact our sales and gross margin. Additionally, our suppliers’ business practices and positions may also be attributed to us, regardless of the Company’s actions, meaning that controversies regarding our suppliers of brand name or proprietary products could pose risks to our reputation and brand, and may require us to quickly identify alternative sources for comparable products.
Our strategic transactions involve risks, which could have an adverse impact on our business, financial condition and results of operations, and we may not realize the anticipated benefits of these transactions.
We regularly consider and enter into strategic transactions, including mergers, acquisitions, investments, alliances, and other growth and market expansion strategies. We generally expect that these transactions will result in sales increases, cost savings, synergies, enhanced capabilities, and/or various other benefits. Assessing the viability and realizing the benefits of these transactions is subject to significant uncertainty. For each of our acquisitions, we need to determine the appropriate level of integration of the target company’s products, services, associates, and information technology, financial, human resources, compliance, and other systems and processes, and then successfully manage that integration into our corporate structure. Integration is a complex and time-consuming process, and if the integration is not fully successful or is delayed for a material period of time, we may not achieve the anticipated synergies, cost savings, enhanced capabilities, or other benefits of the acquisition. In addition, the integration of businesses may create increased complexity in our financial systems, internal controls, technology and cybersecurity systems, and operations and may make them more difficult to manage. Even if the target companies are successfully integrated, the acquisitions may fail to further our business strategy as anticipated, expose us to increased competition or challenges with respect to our products or services, and expose us to additional or unanticipated risks and liabilities. Strategic transactions may also be subject to significant regulatory uncertainty, and changes in the regulatory landscape may result in additional costs or delays that affect the anticipated outcome of a transaction. Any failure in the execution of a strategic transaction or investment, our approach to the integration of an acquired asset or business, our ability to integrate new associates, or achievement of anticipated synergies or other benefits could result in slower growth, higher than expected costs, the recording of an impairment of goodwill or other intangible assets or restructuring costs, and other actions which could adversely affect our business, financial condition and results of operations.

Fiscal 2025 Form 10-K	12

OPERATIONAL RISKS
A failure of one or more key elements of our technology infrastructure, including associated systems or processes, could adversely affect our business, financial results, and reputation.
We rely extensively on our technology infrastructure, including associated information technology systems, applications, processes, and related personnel to operate our day-to-day business and to collect, use, retain, manage, transmit, and protect transactions and data. Some of these systems are managed or provided by third-party service providers, including certain cloud platform providers. In managing our business, we also rely heavily on the integrity of, security of, and consistent access to, systems that provide operational and financial data and capabilities related to sales (both in store and online), customer data, supplier data, associate data, jobseeker data, partner data, demand forecasting, merchandise ordering, inventory replenishment, supply chain management, payment processing, order fulfillment, customer service, and post-purchase support. For these information technology systems, applications, and processes to operate effectively, we or our service providers must maintain and update them. Delays in the maintenance, updates, upgrading, or patching of these systems, applications or processes, as well as the actions taken to maintain, update, upgrade and patch, could, and on occasion have, impaired their operation and effectiveness or exposed us to security risks. Our technology infrastructure and the third-party systems with which we interact, as well as any systems those third parties utilize, are subject to, and on occasion have experienced, damage, interruption, or malicious activity from a number of causes, including power and other critical infrastructure outages; computer and telecommunications failures; computer viruses; data or security breaches; internal or external data theft or misuse; cyber-attacks, including the use of malicious codes, worms, phishing, smishing, vishing, spyware, denial of service attacks, and ransomware; responsive containment measures by us that may involve voluntarily taking systems offline; natural disasters and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, or other extreme weather events; public health concerns, such as pandemics and quarantines; geopolitical tensions or conflicts, military conflicts, acts of war, terrorism or civil unrest; other systems outages; inadequate or ineffective redundancy; and design or usage errors or malfeasance by our associates, contractors or third-party service providers. In addition, as more business activities have shifted online, and as certain of our support center associates work in a remote or hybrid environment, we continue to face an increased risk due to the potential failure of internal or external technology infrastructure as well as increased cybersecurity threats and attempts to breach our security networks.
Although we and our third-party service providers seek to maintain our respective technology infrastructure and related systems and processes effectively and to successfully address the risk of compromise of their integrity, security and consistent operations of these systems, such efforts are not always successful. As a result, we or our service providers could experience, and on occasion have experienced, errors, interruptions, delays or cessations of service in key portions of our technology infrastructure, which could significantly disrupt our operations or impair data security; prevent us from efficiently accepting or fulfilling orders or providing services to customers; impact our ability to operate or access communications, financial or banking systems; be costly, time-consuming and resource-intensive to remedy; and adversely impact our reputation and relationship with our customers, associates, suppliers, shareholders or regulators. We may have to expend significant resources to mitigate the impact of any errors, interruptions, delays or cessations of service and may have insufficient recourse against service providers who experience such events.
In addition, we are currently making, and expect to continue to make, substantial investments in our technology infrastructure, systems, processes, and personnel, in certain cases with the assistance of strategic partners and other third-party service providers. These investments involve replacing existing systems, some of which are older, legacy systems that are less flexible and efficient, with successor systems, and updating applications and websites; outsourcing certain technology and business processes to third-party service providers; making changes to existing systems, including the migration of applications to the cloud; maintaining or enhancing legacy systems that are not currently being replaced; designing or cost-effectively acquiring new systems with new functionality; or testing, developing and deploying AI tools, including generative AI. These efforts could result, and on occasion have resulted, in significant potential risks, including failure of the technology infrastructure to operate as designed, unexpected impacts on related systems or processes, potential loss or corruption of data, failures in security processes and internal controls, cost overruns, implementation delays or errors, disruption of operations, and the potential inability to meet business and reporting requirements. Any technology infrastructure implementation and transition difficulty may result in operational challenges, security or internal control failures, reputational harm, lost sales, increased costs, or other financial losses that could adversely affect our business, our relationships with our customers, and results of operations.

Fiscal 2025 Form 10-K	13

Disruptions in our customer-facing technology infrastructure could impair our interconnected experience strategy and give rise to negative customer experiences, damage our brand and reputation and adversely impact our sales.
Through our technology infrastructure, we are able to provide an improved overall shopping and interconnected experience that empowers our customers to shop and interact with us from a variety of electronic devices and digital platforms at each stage of their shopping journey. We use our digital platforms as sales channels for our products and services, as methods of providing inspiration, and as sources of product, project, and other relevant information to our customers to help drive sales. In addition to supporting our DIY and DIFM customers, we make other resources available that are designed to serve the needs of Pros, including those working on complex projects. We also have multiple online communities, digital platforms, and knowledge centers that allow us to inform, assist and interact with our customers. The retail industry is continually evolving and expanding, with a significant increase in sales initiated online and via mobile applications in recent years. We may not be successful at managing this increased volume and related delivery options without interruption in the future. Additionally, we must effectively respond to new developments and changing customer preferences with respect to a complex, evolving digital and interconnected experience, including adopting AI tools and other technology innovations to better serve our customers. We continually seek to enhance all of our online and digital platforms to provide a personalized, user-friendly interface for our customers. Disruptions, delays, failures, inaccuracies, or other performance issues in or with our customer-facing technology systems, either due to increased volumes, system or other technology modifications, cybersecurity incidents or attacks, information technology outages or other interruptions, launches of new or emerging technologies; or other factors, or a failure of these systems to meet our or our customers’ expectations, could impair the value they provide, damage our brand and reputation, and adversely impact our sales.
Disruptions in our supply chain and other factors affecting the availability and distribution of our merchandise could adversely impact our business, financial results, and reputation.
Disruptions within our logistics or supply chain network, such as the industry-wide supply chain challenges that resulted from the COVID-19 pandemic, have adversely affected and may in the future adversely affect, our ability to receive and deliver inventory in a timely manner, impair our ability to meet customer demand for products, and result in lost sales, increased costs, and/or damage to our reputation. Such disruptions may result, and on occasion have resulted, from damage or destruction to our distribution or fulfillment centers or those of our supply chain service providers; weather-related events; cybersecurity incidents or attacks; information technology outages or other interruptions; natural disasters; international trade disputes, trade policy changes or restrictions, or import- or export-related governmental sanctions or restrictions; customs actions, including regulatory enforcement inquiries, holds, detentions, and exclusions; quotas, tariffs or other import-related taxes; strikes, lock-outs, work stoppages or slowdowns; shortages of supply chain labor, including truck drivers; shipping capacity constraints, including shortages of related equipment; raw material or other shortages; third-party contract disputes or inability to maintain favorable contract terms; supply or shipping interruptions or costs; increased costs or unavailability of fuel; political instability; geopolitical tensions or conflicts, or military conflicts or acts of war, as well as any related sanctions or other government or private responses; acts of terrorism; civil unrest; public health issues, including pandemics or quarantines and other related impacts; or other factors beyond our control. In recent years, ports in the U.S. and elsewhere have been impacted by capacity constraints, port congestion and delays, periodic labor disputes, strikes, security issues, weather-related events, and natural or man-made disasters.
These types of disruptions place strain on the domestic and international supply chain, which has affected in some circumstances, and may in the future negatively affect, the flow or availability of certain products. Even when we are able to find alternate sources for certain products, they may cost more or require us to incur higher transportation costs, which could adversely impact our profitability and financial condition. Increased demand for online purchases of products can impact, and in the past has impacted, our fulfillment operations, as well as those of our third-party carriers, resulting in delays in delivering products to customers and increases in our out-of-stock levels.
We and our suppliers have experienced, and may experience in the future, labor shortages at some of our distribution and fulfillment centers both due to the competitive labor market and unexpected events such as pandemics and quarantines. Such labor shortages, whether temporary or sustained, may adversely impact the flow or availability of products to our stores and customers.
Any of these circumstances could impair our ability to meet customer demand for products and result in lost sales, increased costs, or damage to our reputation, any of which could negatively impact our business performance or financial condition.

Fiscal 2025 Form 10-K	14

Failure to maintain a safe and secure shopping and working environment may adversely impact sales, costs, the customer and associate experience, and our brand and reputation.
Our customers and associates expect a safe and secure environment in which to shop and work, and maintaining that environment helps protect against inventory losses (also called “shrink”), including due to theft. Like other retailers, we saw heightened shrink in recent years, particularly as a result of organized retail crime. While we have a number of initiatives in place to address shrink, minimize theft, and maintain safety in and around our stores and other facilities, these efforts require operational changes that may increase costs and reduce margins, and they can negatively impact the customer or associate experience. Furthermore, an unsafe environment or negative publicity regarding the Company or regarding incidents in or around our stores and/or other facilities, such as civil unrest, raids, protests, or similar activities, may diminish trust and confidence with customers, associates, and jobseekers, which can adversely impact traffic in our stores, sales, associate recruiting, morale, and retention, and our brand and reputation.
If our efforts to maintain the privacy and security of customer, associate, jobseeker, business partner, and Company information are not successful, we could incur substantial costs and reputational damage and could become subject to litigation and enforcement actions.
Our business, like that of most retailers, involves the collection, use, retention, management, transmission, and deletion of personal information (including identifiers, localization, internet activity, preferences, and payment information) from our customers, associates, jobseekers, and business partners, as well as confidential Company information. We also work with third-party service providers that provide technology, systems and services that we use in connection with the handling of information. Our information systems, and those of our third-party service providers, are vulnerable to continually evolving data protection and cybersecurity risks. Despite our efforts, our cybersecurity risk management processes may not be fully implemented, complied with or effective in preventing or mitigating future cybersecurity risks. Unauthorized parties, including criminal threat actors, nation-states, or insiders (including associates or contractors engaged in fraudulent or malicious activities), have in the past gained access, and will continue to attempt to gain access, to these systems and data through technical vulnerabilities, breach of security policies, fraud or other means of deceiving or coercing our associates, contractors or third-party service providers, which could jeopardize the confidentiality, integrity, or availability of such information systems or data that we may handle. Hardware, software or applications we develop or obtain from third parties may contain, and on occasion have contained, exploitable vulnerabilities, bugs, or defects in design, maintenance or manufacture or other problems that could unexpectedly compromise information security. We have experienced and continue to face the ongoing risk of exploitation of our software providers and our software development and implementation process, including from coding and process vulnerabilities and the installation of so-called back doors that provide unauthorized access to systems and data, and through unauthorized access to or theft of our intellectual property. The continued availability of remote or hybrid working arrangements has also expanded the possible attack surface areas and increased risks posed by insider threats, as our interactions with associates, contractors and third-party service providers increasingly occur on information systems, networks and environments over which we have less control and which may be more difficult to monitor. In addition, the risk of cyber-attacks has increased in connection with geopolitical tensions or conflicts and ongoing trade and diplomatic tensions. In light of the conflicts in Europe, the Middle East and South America and other geopolitical events, nation-state actors or their supporters and other politically-motivated actors may launch retaliatory cyber-attacks, and may attempt to cause supply chain and other third-party service provider disruptions, or take other geopolitically-motivated retaliatory actions that may disrupt our business operations, result in data compromise, or both. Nation-state actors have in the past carried out, and may in the future carry out, cyber-attacks to achieve their aims and goals, which may include espionage, monetary gain, disruption, and destruction. Similarly, there may be increased activities by organized or coordinating groups of cyber criminals who seek to attack larger organizations’ data or systems for their own aims and goals, which can include financial gain. The availability of AI may enable new types of threat actors who may not otherwise have had the capabilities to engage in malicious activity to do so, or may enhance the capabilities of nation-state actors or organizing or coordinating groups to carry out attacks, or may generally enable novel types of attacks to be developed and deployed. Because the techniques that threat actors use to obtain unauthorized access, disable or degrade service, or sabotage systems, including use of stolen passwords, social engineering, phishing, smishing, vishing, identity spoofing (including through the use of emerging technologies such as deep fakes), ransomware or other disruptive and destructive malware, supply chain compromises, insider threats, and man-in-the-middle and denial of service attacks, change frequently and may not immediately produce signs of anomalous activity or compromise, we may be unable to anticipate or detect these techniques or implement adequate preventative measures.

Fiscal 2025 Form 10-K	15

The ever-evolving cybersecurity threat landscape means that we and our third-party service providers and business partners must continually evaluate and adapt our respective systems and processes and overall security environment, as well as those of companies we or they acquire. There is no guarantee that the measures we take will be adequate to safeguard against all threats, including vulnerabilities, data security breaches, system compromises or misuses or loss of data. As we have experienced in the past, any significant compromise or breach of our data security, whether external or internal, or misuse of customer, associate, jobseeker, business partner, or Company data, could result in significant costs, including costs to investigate, mitigate, and remediate, as well as lost sales, fines, lawsuits, regulatory investigations, and damage to our reputation. Additionally, as we have experienced in the past, we or our third-party service providers may not discover any vulnerability, data security breach, system compromise, or data misuse or loss for a significant period of time after the occurrence of a security incident. When our systems or those of our third-party service providers on which we rely are breached or attacked, we may also suffer, and on some occasions have suffered, an outage, failure, or unavailability of data or information technology systems, cessations of service, and interruptions to our business operations while such breach or attack is being remedied; this may impact data or systems operated by us or by third-party service providers. Furthermore, our cyber insurance coverage may not be adequate for liabilities or costs actually incurred, and we cannot be certain that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage of a future claim.
Data governance failures can also adversely affect our reputation and business. Our business depends on our customers’, associates’, jobseekers’, contractors’, and business partners’ willingness to entrust us with their personal information. Events that adversely affect that trust, including inadequate disclosure to our customers, associates, jobseekers, contractors, or business partners of our uses of their information or failing to keep our information technology systems and our customers’, associates’, jobseekers’, contractors’, and business partners’ personal information secure from significant attack, theft, damage, loss or unauthorized or unintended disclosure or access, whether as a result of our action or inaction (including human error or malfeasance) or that of our service providers or other third parties, could adversely affect our brand and harm our reputation.
The regulatory environment related to data privacy, cybersecurity, and AI and other emerging technologies is constantly changing, with new and increasingly rigorous requirements applicable to our business. The implementation of these requirements has also become more complex. Maintaining our adherence to evolving data privacy and cybersecurity regulatory requirements, including state and international privacy laws, requires significant effort and cost, requires changes to our business practices, and may limit our ability to collect and use certain data for our business operations, including to support the customer experience. In addition, many regulators have indicated an intention to take more aggressive enforcement actions regarding data privacy and cybersecurity matters, and private litigation resulting from such matters is increasing and resulting in progressively larger judgments and settlements. Complying with current or contemplated information security, cybersecurity, data privacy, data protection, and data processing laws and regulations (including reporting and disclosure regimes), or any failure to comply, could cause us to incur substantial costs. As we have experienced in the past, failure to comply with applicable requirements could subject us to fines, sanctions, governmental investigations, or lawsuits, which could lead to negative publicity and reputational harm, and may cause customers to lose confidence in the effectiveness of our cybersecurity measures, data privacy practices, or our business more generally.
Our success depends upon our ability to attract, develop and retain highly qualified associates to provide excellent customer service and to support our strategic initiatives while also controlling our labor costs.
Our customers expect a high level of customer service and product knowledge from our associates. To meet the needs and expectations of our customers, we must attract, develop and retain a large number of highly qualified associates, including those with specialized product and project knowledge who can help serve our Pros, and maintain a productive relationship with those associates. Our ability to meet our labor needs while controlling labor costs is subject to numerous factors, including increased market pressures with respect to prevailing wage rates, unemployment levels, and health and other insurance costs; the impact of legislation or regulations governing labor relations, employment, immigration, minimum wage, and healthcare benefits; changing demographics and expectations among the workforce; safety and security in our stores and other facilities; and our brand and reputation within the labor market. We compete with other retail businesses for many of our associates in hourly positions, and we invest significant resources in training and motivating them to maintain a high level of job satisfaction. These positions often have high turnover rates, which can lead to increased training and retention costs, particularly in a competitive labor market. We have faced and may continue to face additional challenges in recruiting and retaining associates due to wage pressure; flexible scheduling needs; health and safety concerns; and challenges related to a remote or hybrid working environment for associates who work in our support centers. These factors, together with competition among potential employers, have resulted in and may continue to result in

Fiscal 2025 Form 10-K	16

increased compensation costs, and/or may impair our ability to recruit and retain associates, which could have an adverse impact on our business operations, financial condition and results of operations. A limited number of our associates are represented by labor unions, and we may be subject to future labor union efforts to organize groups of our associates from time to time. If successful, those organizational efforts may decrease our operational flexibility and efficiency, and/or otherwise negatively impact our operations or reputation.
In addition, to deliver our interconnected customer experience, we must attract and retain a large number of skilled professionals, including technology professionals, to implement our ongoing technology and other investments. The market for these professionals is very competitive. Not providing competitive wages and/or benefits, including remote or hybrid work flexibility, within the markets in which we operate could adversely affect our ability to retain and attract associates.
Additionally, our ability to successfully execute organizational changes, including management transitions within the Company’s senior leadership, and to effectively motivate, integrate, and retain associates is critical to our business success. If we are unable to attract, develop or retain qualified associates, or manage leadership transitions successfully, our ability to effectively implement our strategy may be negatively impacted, the quality of service we provide to our customers may decrease, and our financial performance may be adversely affected.
We are subject to payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability, and potentially disrupt our business.
We accept payments using a variety of methods, including credit and debit cards, our PLCCs, cash, electronic payments, checks, digital wallets, loan programs including installment loans, trade credit, and gift cards, and we may offer new payment options over time. As we offer new payment options to our customers, we may be subject to additional rules, regulations, and compliance requirements, and higher fraud losses. Acceptance of these payment options subjects us to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. These rules and requirements may change over time or be reinterpreted, making compliance more difficult, costly, or uncertain. For certain payment methods, including credit and debit cards, we pay interchange fees and other costs to accept these payments, and we may also incur losses, all of which may increase over time and raise our operating costs. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, and other forms of electronic payment. If these companies become unable to provide these services to us, or if their systems are compromised or do not operate as intended, it could disrupt our business. The payment methods that we offer, and the selling channels in which we operate, also subject us to fraud and theft by threat actors, who are becoming increasingly more sophisticated, including by using means such as AI, seeking to obtain unauthorized access to or exploit weaknesses that may exist in our sales, payments, and payment processing systems. If we fail to comply with applicable rules or requirements for the payment methods we accept, or if payment-related data is compromised due to a breach or misuse of data, we may be liable for costs incurred by payment card issuing banks and other third parties or we may be subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments may be impaired.
Trade credit offerings are an important part of serving Pros, including SRS customers, and we anticipate expanding our Pro Trade Credit program as we further develop our capabilities. If we fail to offer attractive terms or services, or employ underwriting criteria that are not competitive, our ability to grow our sales to these Pros may be adversely impacted. If our Pros are unable to make their payments, we may experience losses. In addition, our customers could lose confidence in certain payment types, or may expect or demand payment methods that we do not currently offer, which could result in competitive disadvantages or require a shift to other payment types or potential changes to our payment systems that may result in higher costs or present other risks. As a result, our business and operating results could be adversely affected.
Natural disasters, unseasonable, unexpected or extreme weather conditions, as well as other catastrophic or uncharacteristic events, could impact our operations and financial results, seasonal events such as storms may impact sales compared to prior periods, and the potential impacts of catastrophic or uncharacteristic events may lead to changes in demand or availability of products or cause business interruptions.
Natural disasters, such as hurricanes, tropical storms, fires, floods, droughts or water scarcity, tornadoes, and earthquakes; unseasonable, unexpected or extreme weather conditions; acts of terrorism or violence, including active shooter situations; public health concerns, such as pandemics and quarantines and related impacts; civil unrest; geopolitical tensions or conflicts, or military conflicts or acts of war, as well as any related sanctions or other government or private responses; or similar disruptions and catastrophic events could have and on occasion have had an adverse effect on our operations and financial performance in a number of ways. These types of events can

Fiscal 2025 Form 10-K	17

affect consumer spending and confidence and consumers’ disposable income, particularly with respect to home improvement or construction projects. They can also adversely affect our work force and prevent associates and customers from reaching our stores, branches and other facilities. They can, temporarily or on a long-term basis, disrupt or disable the operations of stores, branches, other facilities and support centers, and portions of our supply chain and distribution network, including causing reductions in the availability of inventory and disruptions of utility services. In addition, these events may affect our information systems and digital platforms, resulting in disruptions to various aspects of our operations, including our ability to transact with customers and fulfill orders; to communicate with our stores, branches, other facilities or support centers or senior management; or to access financial or banking systems. Unseasonable, unexpected or extreme weather conditions such as excessive precipitation, warm temperatures during the winter season, or prolonged or extreme periods of warm or cold temperatures could render a portion of our inventory incompatible with customer needs and adversely impact our financial results.
Demand for certain of our products has historically been influenced by the occurrence of seasonal events, such as storms. The impact of these events on our sales varies depending on their location, frequency and magnitude. Sustained periods without such events can lead, and in the past have led, to lower sales compared to prior periods.
Furthermore, the potential long-term impacts of climate change, whether involving physical risks (such as extreme weather conditions) or transition risks (such as regulatory or technology changes), could be widespread and unpredictable. Over time, these changes could affect, for example, the availability and cost of or demand for certain products, commodities, and energy (including utilities), which in turn may impact our ability to procure certain goods or services for the operation of our business at the quantities and levels we consider optimal.
As a consequence of these or other catastrophic or uncharacteristic events, we may experience interruption to our operations, increased costs, changes in customer behavior or demand, or losses of property, equipment or inventory, any of which could adversely affect our sales and profitability.
If we fail to identify and develop relationships with a sufficient number of qualified suppliers, or if our suppliers experience financial difficulties or other challenges, our ability to timely and efficiently access products that meet our high standards for quality could be adversely affected.
We buy our products from suppliers located around the world, who in turn procure materials from across the globe. Our ability to continue to identify and develop relationships with qualified suppliers who can meet our standards for quality and responsible sourcing, as well as our need to access products in a timely and efficient manner, is a significant challenge. Our ability to access products from our suppliers can be, and on occasion has been, adversely affected by economic or political instability; civil unrest; geopolitical tensions or conflicts, or military conflicts or acts of war, as well as any related sanctions or other government or private responses; acts of terrorism or violence; public health issues (including pandemics and related impacts); the financial instability of suppliers; suppliers’ noncompliance with applicable laws; contract disputes or inability to maintain favorable contract terms; trade restrictions; tariffs; currency exchange rates; disruptions in our suppliers’ logistics or supply chain networks or information technology systems; inability to sell certain products due to customs actions, including regulatory enforcement inquiries, holds, detentions, and exclusions; raw material or other shortages; actual, potential or perceived noncompliance with our standards for suppliers or other controversies regarding suppliers’ business practices or operations; and other factors beyond our or our suppliers’ control. If we are unable to access products to meet our customers’ demands and expectations in a timely and efficient manner, our sales and gross margin may be adversely impacted.
Failure to achieve and maintain a high level of product and service quality and safety and ensure compliance with responsible sourcing laws and standards could damage our reputation with customers, expose us to litigation or enforcement actions, and negatively impact our sales and results of operations.
Product and service quality issues could negatively impact customer confidence in our brands and the Company. If our product and service offerings, including those of our suppliers, do not meet applicable product standards or our customers’ expectations regarding safety, quality, security, or responsible business practices, we could experience lost sales and increased costs and be exposed to legal, financial and reputational risks, as well as governmental enforcement actions. Actual, potential or perceived product safety or security concerns, including health- or privacy- related concerns, could expose, and in some cases have exposed, us to litigation or governmental enforcement actions, and could result in costly product recalls and other liabilities. For any actions related to actual, potential, or perceived product-safety concerns, we may not be successful in obtaining adequate contractual indemnification and insurance coverage from our suppliers and service providers, which may result in claims having an adverse effect on our business, financial condition and results of operations. Furthermore, our delivery operations and reliance on third-party carriers expose us to potential liability for property damage, personal injury, or vehicular accidents, which

Fiscal 2025 Form 10-K	18

could result in financial losses and reputational harm. Even with adequate insurance and indemnification, our reputation as a provider of high-quality products, including both national brand names and our proprietary products, and services could suffer, damaging our reputation and impacting customer loyalty.
In addition, we and our customers have expectations around responsible sourcing. Under our standard supplier buying agreements, our suppliers must comply with our responsible sourcing standards, which cover a variety of expectations across multiple areas, including supply chain transparency, health and safety, environmental laws and regulations, compensation, hours of work, and prohibitions on child and forced labor. Further, suppliers must comply with Company policies and applicable law, including applicable laws governing the sourcing of raw materials, such as timber and minerals, used in our products. However, we are also dependent on our suppliers to ensure that the products and services we provide to our customers comply with our standards and applicable law, including with respect to information provided by suppliers to government agencies about the source of the products or the constituent elements of those products. Further, the supply chain for some of the products we sell may be too attenuated for us to know with certainty the source of their components, such as timber, minerals, or other raw materials. Actual, potential, or perceived supplier non-compliance with our standards or applicable law — including allegations of non-compliance raised by non-governmental organizations or in third-party reports — could, and in certain instances in the past has, exposed us to litigation or governmental enforcement actions and resulted in costly product recalls; resulted in inability to sell certain products due to failure to meet our standards or due to customs actions, including regulatory enforcement inquiries, holds, detentions, and exclusions; impacted our reputation; and resulted in termination of supplier relationships and/or other liabilities.
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
MARKET, LEGAL, FINANCIAL, REGULATORY, AND OTHER EXTERNAL RISKS
Adverse conditions in or uncertainty regarding the housing and home improvement markets, economic conditions, political and social climate, public health issues, and other factors beyond our control could adversely affect demand for our products and services, our costs of doing business, and our financial performance.
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

Fiscal 2025 Form 10-K	19

decide against purchasing home improvement products and services, causing them to delay purchasing decisions, or impacting their ability to pay for products and services. Other factors beyond our control – including unemployment and foreclosure rates; inventory loss due to theft (including as a result of organized retail crime); inflation or deflation; interest rate fluctuations, including central banks’ actions to control inflation; tariff and trade policy; fuel and other energy costs; raw material or other shortages; labor and healthcare costs; the availability of financing; the state of the credit markets, including mortgages, home equity loans and consumer credit; changes in policy and regulations, including with respect to tax rates; prolonged government shutdowns; weather and natural disasters (including the potential impacts of climate change); acts of terrorism or violence, including active shooter situations; public health issues, including pandemics or quarantines and related impacts; geopolitical tensions or conflicts, or military conflicts or acts of war, as well as any related sanctions or other government or private responses; civil unrest, and potential societal shifts in investment in large home improvement projects could further adversely affect, and in certain cases has adversely affected, demand for our products and services, our costs of doing business, and our financial performance. For instance, the high interest rate environment that persisted throughout fiscal 2025 and the significant increase in home prices in recent years have impacted housing affordability. Together, these factors have contributed to historically low levels of housing turnover, which has reduced demand for projects and other purchases associated with buying and selling a home.
Further, our specialty trade and MRO customers, who have higher spend and longer-term relationships than a typical retail customer, increasingly use trade credit to finance their purchases, as do some of our other Pros in order to purchase our products. Their ability to pay is highly dependent on the economic strength of the industry in which they operate. If these customers are unable to repay the trade credit invoice, we may face greater default risk, which could reduce our cash flow and adversely affect our results of operations.
Our costs of doing business could increase as a result of changes in, expanded enforcement of, or adoption of new federal, state, local or international laws, regulations and executive orders.
We are subject to various U.S. federal, state and local laws and regulations, as well as international laws and regulations, that govern numerous aspects of our business. In recent years, a number of new laws and regulations have been adopted, new executive orders have been announced, there has been expanded enforcement and differing interpretations of certain existing laws and regulations by federal, state, local and international agencies, and the interpretation of certain laws and regulations has become increasingly complex. These laws and regulations, and related executive orders, interpretations and enforcement activity, may change as a result of a variety of factors, including political, economic or social events. Changes in, expanded regulatory investigations or enforcement of, litigation regarding, or adoption of new federal, state, local or international laws, regulations and/or executive orders governing minimum wage or living wage requirements; the classification of exempt and non-exempt employees; the distinction between employees and contractors; diversity, equity, and inclusion programs; immigration; and other human capital management matters; healthcare; data privacy, governance, and cybersecurity; the sale, marketing, sourcing, and pricing of our products; transportation, logistics and interstate delivery operations, including Department of Transportation regulations on vehicles and drivers; international trade and tariffs; supply chain transparency; the sourcing of raw materials, including timber and minerals, used in our products; taxes, including changes to corporate tax rates; restrictions on carbon dioxide and other greenhouse gas emissions; competition and antitrust requirements and enforcement; sustainability programs, transparency and reporting; unclaimed property; energy costs and consumption; or hazardous waste disposal and other environmental matters, including with respect to our installation services business, could increase our costs of doing business or impact our sales, operations or profitability.
In addition, regulators, customers, shareholders, associates, and other stakeholders remain focused on cybersecurity, data privacy, human capital management and sustainability matters and related disclosures. These changing rules, regulations and stakeholder expectations have resulted in, and may continue to result in, increased general and administrative expenses, heightened risks of litigation and enforcement actions, and increased management time and attention spent complying with or meeting such regulations and expectations. Initiatives and goals related to these matters could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace or scale, and we could be criticized or face reputational or regulatory risks regarding the accuracy, adequacy or completeness of the disclosures.
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

Fiscal 2025 Form 10-K	20

If we cannot successfully manage the challenges presented by operating in international markets, we may not be successful in our international operations and our sales and profitability may be negatively impacted.
Our ability to successfully operate in, and source products and materials from, international markets is affected by many of the same risks we face in our U.S. operations, as well as other costs and difficulties specific to managing international operations. Our international operations, including any expansion in international markets, may be, and on occasion have been, adversely affected by local laws and customs, U.S. laws or administrative actions applicable to foreign operations and other foreign legal and regulatory constraints, as well as political, social and economic conditions. Risks inherent in international operations also include, among others, potential adverse tax consequences; international trade disputes, trade policy changes or tariffs and other import-related taxes, fees and controls; inability to sell certain products due to customs actions, including regulatory enforcement inquiries, holds, detentions, and exclusions; greater difficulty in enforcing intellectual property rights; limitations on access to ports; risks associated with the Foreign Corrupt Practices Act and local anti-bribery law compliance; geopolitical tensions or conflicts, military conflicts or acts of war, as well as any related sanctions or other government or private responses; compliance with forced labor laws; compliance with environmental and responsible sourcing laws and regulations; and challenges in identifying and gaining access to local suppliers. For example, trade tensions between the U.S. and numerous other countries have led to a series of tariffs on the importation of certain product categories since the beginning of fiscal 2025. Following the recent U.S. Supreme Court decision that struck down tariffs previously imposed under the International Emergency Economic Powers Act, there is additional uncertainty regarding the U.S. tariff regime, and the imposition by the U.S. government of new or different tariffs under different authority. For the retail products we source, directly or indirectly, outside of the U.S., including Mexico, Canada and China, major changes in tax or trade policies, tariffs or trade relations could significantly adversely impact the cost of, demand for, and profitability of retail product sales in our U.S. or other locations. Countries outside the U.S. may also change, and on occasion have changed, their business and trade policies in anticipation of or in response to increased import tariffs and other changes in U.S. trade policy and regulations, and consumers may seek to avoid goods not sourced domestically, all of which could significantly adversely impact the cost of, demand for, and profitability of retail products in our U.S., Mexico and Canada locations. In addition, our operations in international markets create risk due to foreign currency exchange rates and fluctuations in those rates, which may adversely impact our sales and profitability.
The inflation or deflation of commodity and other prices could affect our prices, demand for our products, our sales and our profit margins.
Prices of certain commodity products, including lumber and other raw materials, are historically volatile and are subject to fluctuations arising from changes in domestic and international supply and demand, inflationary or deflationary pressures, labor costs, competition, market speculation, government regulations, tariffs and trade restrictions (including retaliatory tariffs), changes in trade and other policies of the U.S. and other countries, natural disasters, geopolitical tensions or conflicts, military conflicts or acts of war, and periodic delays in delivery. For example, in recent years, conflicts in Europe and the Middle East and the related international responses exacerbated inflationary pressures, including causing increases in commodity prices, fuel and other energy costs, and shipping costs. Rapid and significant changes in commodity and other prices, such as changes in lumber prices, and our ability to pass them on to our customers or manage them through our portfolio strategy, may be limited by the competitive environment in which we operate, and may affect the demand for our products, our sales and our profit margins. If we are unable to mitigate the impact of product cost inflation through vendor negotiations and other strategic initiatives, we may need to increase prices to a point which could negatively impact consumer demand for our products.
We may incur property, casualty or other losses not covered by our insurance.
We are predominantly self-insured for a number of different risk categories, such as general liability (including product liability), property loss, workers’ compensation, employee group medical, employment practices liability and wage and hour claims, automobile claims, and cybersecurity and privacy liability, with third-party insurance coverage for certain catastrophic risks above the self-insurance levels. The types and amounts of insurance may vary from time to time based on our decisions with respect to risk retention and regulatory requirements. The incurrence of losses from significant claims, a substantial rise in costs to maintain our insurance, the failure to maintain adequate insurance coverage, or disputes with insurers regarding coverage could have an adverse impact on our financial condition and results of operations.

Fiscal 2025 Form 10-K	21

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
We are involved in a number of legal proceedings and regulatory matters, including government inquiries and investigations, and consumer, employment, tort and other litigation that arise from time to time in the ordinary course of business. Litigation is inherently unpredictable, and the outcome of some of these proceedings and other contingencies could require us to take or refrain from taking actions, which could adversely affect our operations or could result in excessive adverse verdicts, fines, or results. Additionally, as we have seen in the past, involvement in such lawsuits, investigations and inquiries, and other proceedings, as well as compliance with any settlements or consent decrees that result from those proceedings, could involve significant expense, divert management’s attention and resources from other matters, and impact the brand and reputation of the Company.
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 1C. Cybersecurity.
Risk Management and Strategy
We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats. We have implemented cybersecurity processes, technologies, and controls to aid in our efforts to assess, identify, and manage such risks. Our cybersecurity program prioritizes threat mitigation, while focusing on maintaining the integrity and resilience of our systems. We leverage the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework as guidelines in the development of our cybersecurity program. We also adhere to applicable Payment Card Industry Data Security Standards. The cybersecurity risk management process and related governance processes are integrated into our broader enterprise risk management framework, which is designed to appropriately identify, prioritize, manage, and oversee risks. Cybersecurity risks are reviewed as part of our enterprise risk management processes, with findings integrated into our overall risk management strategy.
Overseeing our cybersecurity efforts on a day-to-day basis is our cybersecurity team, led by our Chief Information Security Officer (“CISO”). Our cybersecurity team, in partnership with third parties, designs and implements our data security and cybersecurity programs, risk assessments, monitoring procedures, and training programs for our associates. We continue to make investments to enhance our ability to identify, protect against, detect and respond to security risks within our environment.
Monitoring and Mitigation. We maintain a range of tools and services to aid in and inform our monitoring and mitigation of cyber risks. Throughout the year, internal teams conduct targeted audits and penetration tests. We engage third parties to independently evaluate our cybersecurity maturity on an annual basis and perform a risk assessment, as well as to provide expertise as needed on various cybersecurity programs and issues. We maintain a security operations center that is staffed around the clock to detect, mitigate, and respond to cyber threats. In the event we identify a cybersecurity incident, we have defined procedures to respond to and recover from the incident as quickly as possible. Our policies and procedures are reviewed periodically to ensure they remain aligned with current regulatory requirements and the current threat landscape. We also have established classification and retention policies focused on limiting the risk of unauthorized exposure of customer, associate, and business data. We maintain cybersecurity insurance to help provide protection against losses arising from significant security incidents.

Fiscal 2025 Form 10-K	22

The Company has an Incident Response Team (“IRT”), a cross-functional group with the expertise, authority and resources to act quickly, efficiently and appropriately to investigate, coordinate the response to, remediate, and communicate regarding a cybersecurity incident. The IRT uses a detailed incident response plan that outlines and coordinates the actions we take to prepare for, detect, respond to and recover from cybersecurity incidents. In addition, our IRT engages in tabletop exercises at least annually to simulate a response to a cybersecurity incident and uses the findings to improve our processes, plans and technologies.
Training. We provide data security and privacy awareness training to all associates upon hire and on an annual basis, with additional customized, role-based training provided to targeted internal audiences. In addition, we conduct periodic awareness campaigns and regular phishing email simulation tests to reinforce our new-hire and annual training and promote ongoing awareness of risks.
Vendor Security. We have a vendor risk management program that works to classify service provider or business partner risk based on several factors, including but not limited to data type accessed and/or retained. Using a risk-based approach, we perform diligence and security risk assessments for certain vendors and service providers and include appropriate cybersecurity and data protection obligations in our contractual arrangements.
Cybersecurity Risks. We have in the past experienced, and may in the future experience, cybersecurity incidents; however, we have not experienced any cybersecurity incidents that we have determined to be material in the past fiscal year. We face risks from cybersecurity threats that, if realized, may materially affect our business strategy, results of operations or financial condition. We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or, if realized, are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, in Part I, Item 1A. “Risk Factors.”
Governance
Our efforts to create a secure digital environment start with the governance and oversight of our data security and privacy policies and strategy. At the Board level, cybersecurity is overseen by the Board and the Audit Committee, which has primary responsibility for overseeing data protection, cybersecurity and privacy matters. In fiscal 2025, our Board held a session dedicated to cybersecurity and business continuity. In addition, since the beginning of fiscal 2025, the Board and/or the Audit Committee have received reports on data protection, cybersecurity and/or privacy matters from senior information technology (“IT”) leaders, including our Chief Information Officer (“CIO”), CISO, Chief Privacy Officer, and the Chair of our Data Security and Privacy Governance Committee (discussed below). Periodically, our Board receives presentations on these matters from third-party experts.
Our CISO, who reports to our CIO, joined the Company in 2021 after working with the Company as a third-party consultant beginning in 2019. During a nearly two-decade tenure at a leading professional services firm, he worked with clients on managing information security, developing cybersecurity strategy, and implementing effective information and cybersecurity programs and initiatives addressing emerging cybersecurity threats. Our CISO has significant prior cybersecurity experience, including experience protecting company, customer and associate data across a diverse set of industries. He holds a Bachelor of Science degree in Information Systems and has achieved several relevant certifications, including Certified Information Security Manager, Certified Information Systems Security Professional, and Certified Information Privacy Professional. Our CISO leads a team of associates focused on cybersecurity.
We have three management-level committees that support our cybersecurity, privacy and data governance efforts. They are led by our Data Security and Privacy Governance Committee, which provides management-level governance over cybersecurity and privacy matters, including discussion of cybersecurity and privacy priorities, emerging risks, awareness and training programs, risk mitigation efforts, and regulatory compliance. This committee is chaired by our Vice President – Internal Audit and Corporate Compliance and is composed of a cross-functional team of senior leaders, including our CEO. The committee generally meets quarterly and is supported by our Security and Technology Risk Leadership Committee and our Privacy and Data Governance Committee. The activities of the Data Security and Privacy Governance Committee are reported to the Board or the Audit Committee by the Chair of the committee, as appropriate.

Fiscal 2025 Form 10-K	23

The Security and Technology Risk Leadership Committee provides leadership and oversight of our cybersecurity program. It is chaired by our CISO and composed of Company technology leaders, as well as a cross-functional group of representatives from other departments. Our Privacy and Data Governance Committee provides leadership and oversight of our privacy and data governance programs. It is chaired by our Chief Privacy Officer and composed of a cross-functional group across approximately 20 departments. These committees generally meet monthly or every other month and report to the Data Security and Privacy Governance Committee on a regular basis.
Item 2. Properties.
The following table presents the percentage of our owned versus leased facilities in operation within our Primary segment at the end of fiscal 2025, along with the total square footage:

square footage in millions	Owned	Leased	Total Square Footage
Stores (1)	90%	10%	244.7
Distribution and fulfillment centers and warehouses (2)	3%	97%	104.7
Offices and other (3)	27%	73%	4.6
Total Primary segment			354.0
—————
(1)Our owned stores include those subject to ground leases.
(2)We operated over 500 distribution and fulfillment centers and warehouses at the end of fiscal 2025.
(3)Our Store Support Center (corporate headquarters) is located in Atlanta, GA.
We also operated over 1,250 locations within our SRS non-reportable operating segments throughout the U.S. and Canada at the end of fiscal 2025, the majority of which are leased.
The following table presents our U.S. store locations (including the Commonwealth of Puerto Rico and the territories of the U.S. Virgin Islands and Guam) within our Primary segment at the end of fiscal 2025:

U.S.	Stores	U.S.	Stores	U.S.	Stores
Alabama	28	Kentucky	14	Ohio	70
Alaska	7	Louisiana	28	Oklahoma	16
Arizona	60	Maine	11	Oregon	27
Arkansas	14	Maryland	41	Pennsylvania	71
California	247	Massachusetts	45	Puerto Rico	10
Colorado	46	Michigan	70	Rhode Island	8
Connecticut	30	Minnesota	33	South Carolina	26
Delaware	9	Mississippi	14	South Dakota	1
District of Columbia	1	Missouri	34	Tennessee	39
Florida	163	Montana	6	Texas	190
Georgia	90	Nebraska	8	Utah	24
Guam	1	Nevada	21	Vermont	3
Hawaii	8	New Hampshire	20	Virgin Islands	2
Idaho	13	New Jersey	67	Virginia	51
Illinois	76	New Mexico	13	Washington	48
Indiana	24	New York	101	West Virginia	6
Iowa	10	North Carolina	40	Wisconsin	27
Kansas	16	North Dakota	2	Wyoming	5
				Total U.S.	2,035

Fiscal 2025 Form 10-K	24

The following table presents our store locations outside of the U.S. within our Primary segment at the end of fiscal 2025:

Canada	Stores	Mexico	Stores	Mexico	Stores
Alberta	27	Aguascalientes	2	Nayarit	2
British Columbia	26	Baja California	8	Nuevo León	14
Manitoba	6	Baja California Sur	2	Oaxaca	1
New Brunswick	3	Campeche	2	Puebla	5
Newfoundland	1	Chiapas	2	Querétaro	6
Nova Scotia	4	Chihuahua	6	Quintana Roo	4
Ontario	88	Coahuila	5	San Luis Potosí	2
Prince Edward Island	1	Colima	2	Sinaloa	5
Quebec	22	Distrito Federal	11	Sonora	5
Saskatchewan	4	Durango	2	State of Mexico	16
Total Canada	182	Guanajuato	5	Tabasco	1
		Guerrero	2	Tamaulipas	6
		Hidalgo	1	Tlaxcala	1
		Jalisco	9	Veracruz	5
		Michoacán	4	Yucatán	2
		Morelos	3	Zacatecas	1
				Total Mexico	142
Item 3. Legal Proceedings.
The Company is party to various legal proceedings arising in the ordinary course of its business but is not currently a party to any legal proceeding that management believes will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
SEC regulations require us to disclose certain information about proceedings arising under federal, state or local environmental regulations if we reasonably believe that such proceedings may result in monetary sanctions above a stated threshold. Pursuant to SEC regulations, the Company uses a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required. Accordingly, below we have provided an update regarding the civil consent decree we entered into with the U.S. Department of Justice, the EPA, and the states of Utah, Massachusetts, and Rhode Island in April 2021.
As previously reported, the decree required certain changes to lead-safe work practices in our installation services business and provided for stipulated penalties for failure to perform by third-party installers. In the second quarter of fiscal 2025, we made the final payment of stipulated penalties owed under the decree, and in the fourth quarter of fiscal 2025 the decree was formally terminated. The aggregate amount of stipulated penalties paid to the EPA under the decree totaled approximately $1.7 million, and we have collected fines from our third-party installers for this amount.
Item 4. Mine Safety Disclosures.
Not applicable.

Fiscal 2025 Form 10-K	25

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
At March 4, 2026, there were approximately 97,000 holders of record of our common stock and approximately 6,159,000 additional “street name” holders whose shares are held of record by banks, brokers, and other financial institutions.
STOCK PERFORMANCE GRAPH
The graph and table below present our cumulative total shareholder returns relative to the performance of the S&P 500 Consumer Discretionary Distribution & Retail Index (the “S&P 500 Retail Index”) and the S&P 500 Index for the five most recent fiscal years. The graph assumes $100 was invested at the closing price of our common stock on the NYSE and in each index on the last trading day of the fiscal year ended January 31, 2021 and assumes that all dividends were reinvested on the date paid. The points on the graph represent fiscal year-end amounts based on the last trading day in each fiscal year.

	Fiscal Year Ended
	January 31, 2021	January 30, 2022	January 29, 2023	January 28, 2024	February 2, 2025	February 1, 2026
The Home Depot	$100.00	$138.17	$122.37	$141.11	$167.62	$156.25
S&P 500 Retail Index	100.00	105.90	87.69	116.82	161.20	164.12
S&P 500 Index	100.00	120.99	112.94	137.90	172.65	200.82

Fiscal 2025 Form 10-K	26

ISSUER PURCHASES OF EQUITY SECURITIES
The following table presents the number and average price of shares purchased by the Company in each fiscal month of the fourth quarter of fiscal 2025:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Dollar Value of Shares that May Yet Be Purchased Under the Program(2)(3)
November 3, 2025 – November 30, 2025	13,941	$361.57	—	$11,657,503,041
December 1, 2025 – December 28, 2025	822	350.68	—	11,657,503,041
December 29, 2025 – February 1, 2026	943	371.52	—	11,657,503,041
	15,706	361.59	—
—————
(1)These amounts reflect deemed repurchases pursuant to our Omnibus Stock Incentive Plan, as Amended and Restated May 19, 2022 (the “Omnibus Plan”). Under the Omnibus Plan, participants surrender shares as payment of applicable tax withholding on the vesting of restricted stock. Participants in the Omnibus Plan may also exercise stock options by surrendering shares of common stock that the participants already own as payment of the exercise price. Shares so surrendered by participants in the Omnibus Plan are repurchased pursuant to the terms of the Omnibus Plan and applicable award agreement and not pursuant to publicly announced share repurchase programs.
(2)On August 14, 2023, our Board approved a $15.0 billion share repurchase authorization that replaced the previous authorization of $15.0 billion, which was approved on August 18, 2022. The August 2023 authorization does not have a prescribed expiration date. We paused share repurchases in March 2024 and have not resumed share repurchase activity as of February 1, 2026.
(3)Excludes excise taxes incurred on share repurchases.
SALES OF UNREGISTERED SECURITIES
During the fourth quarter of fiscal 2025, we issued 545 deferred stock units under the Home Depot, Inc. Nonemployee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of the SEC’s Regulation D thereunder. The deferred stock units were credited during the fourth quarter of fiscal 2025 to the accounts of those non-employee directors who elected to receive all or a portion of Board retainers in the form of deferred stock units instead of cash. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan.
During the fourth quarter of fiscal 2025, we credited 6,918 deferred stock units to participant accounts under the Restoration Plans pursuant to an exemption from the registration requirements of the Securities Act for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in these plans.
Item 6. Reserved.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion provides an analysis of the Company’s financial condition and results of operations from management's perspective and should be read in conjunction with the consolidated financial statements and related notes included in this report. The discussion in this Form 10-K generally focuses on fiscal 2025 compared to fiscal 2024. A discussion of our results of operations and changes in financial condition for fiscal 2024 compared to fiscal 2023 has been omitted from this report, but can be found in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Form 10-K for fiscal 2024. For purposes of comparison, fiscal 2025 and fiscal 2023 include 52 weeks and fiscal 2024 includes 53 weeks.

Fiscal 2025 Form 10-K	27

EXECUTIVE SUMMARY
We reported net sales of $164.7 billion in fiscal 2025. Net earnings were $14.2 billion, or $14.23 per diluted share.
During fiscal 2025, we generated $16.3 billion of cash flow from operations, received $4.1 billion of proceeds from commercial paper borrowings, net of repayments, and received $2.2 billion of proceeds from the issuance of long-term debt, net of discounts. This cash flow, together with cash on hand, was used to fund $9.2 billion in cash dividends, repay $5.0 billion of long-term debt, and fund $3.7 billion in capital expenditures. As described below, we also completed the GMS acquisition for aggregate cash consideration totaling approximately $5.5 billion, including the repayment of certain of GMS’s outstanding debt.
In February 2026, we announced a 1.3% increase in our quarterly cash dividend to $2.33 per share.
Our inventory turnover ratio was 4.4 times at the end of fiscal 2025, compared to 4.7 times at the end of fiscal 2024. The decrease in our inventory turnover ratio was primarily driven by higher average inventory levels during fiscal 2025.
Our ROIC was 25.7% for fiscal 2025 and 31.3% for fiscal 2024. The decrease in ROIC was primarily driven by higher average equity due to our ongoing pause in share repurchases and higher average long-term debt largely due to the financing of the SRS acquisition. See the Non-GAAP Financial Measures section below for our definition and calculation of ROIC.
During fiscal 2025, we opened ten new stores in the U.S. and two new stores in Mexico, resulting in a total store count of 2,359 at February 1, 2026. A total of 324 of our stores, or 13.7%, were located in Canada and Mexico. At the end of fiscal 2025, we also operated over 1,250 locations within our SRS non-reportable operating segments throughout the U.S. and Canada.
GMS Acquisition
On June 29, 2025, we entered into a definitive agreement to acquire GMS, a leading distributor of specialty building products, including drywall, ceilings, steel framing and other complementary construction products, through branches located across the U.S. and Canada. Under the terms of the merger agreement, we, through a wholly owned subsidiary, made a cash tender offer to purchase all outstanding shares of GMS common stock for $110 per share. All conditions of the offer were satisfied, including receipt of the requisite regulatory approvals, and the merger was completed on September 4, 2025. As a result of the merger, GMS became a direct subsidiary of SRS and an indirect, wholly owned subsidiary of the Company. We believe the GMS acquisition will enhance SRS's position as a leading multi-category building materials distributor, bringing differentiated capabilities, product categories and customer relationships that are highly complementary to SRS's existing business. Refer to Note 13 to our consolidated financial statements for further discussion on the acquisition.
Tariffs and Other Trade Policy Matters
We continue to monitor developments with respect to tariffs and other trade policy matters closely, including impacts from the recent U.S. Supreme Court decision that struck down tariffs imposed under the International Emergency Economic Powers Act. We have worked, and continue to work, diligently to diversify our global supply chain and to implement other cost mitigation initiatives. While we experienced increased costs as a result of tariffs in fiscal 2025, our actions, including diversification efforts and some price increases, along with our scale, vendor relationships, experienced internal teams, and other initiatives allowed us to effectively mitigate the impact on our results of operations. We plan to continue to assess our sourcing and other mitigation strategies to maintain a strong value proposition for our customers and believe we remain well positioned to manage the impact that tariffs in effect as of the date of this filing are expected to have on our business.
As trade policy discussions are ongoing and related developments continue to evolve, we cannot predict with certainty their ultimate impact on our business in future periods, including our results of operations and cash flows. For more information on these risks and uncertainties see Part I, Item 1A. “Risk Factors.”

Fiscal 2025 Form 10-K	28

RESULTS OF OPERATIONS
The following table presents the percentage relationship between net sales and major categories in our consolidated statements of earnings:

	Fiscal		Fiscal		Fiscal
	2025		2024		2023
dollars in millions	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$164,683		$159,514		$152,669
Gross profit	54,865	33.3%	53,308	33.4%	50,960	33.4%
Operating expenses:
Selling, general and administrative	30,702	18.6	28,748	18.0	26,598	17.4
Depreciation and amortization	3,273	2.0	3,034	1.9	2,673	1.8
Total operating expenses	33,975	20.6	31,782	19.9	29,271	19.2
Operating income	20,890	12.7	21,526	13.5	21,689	14.2
Interest and other (income) expense:
Interest income and other, net	(124)	(0.1)	(201)	(0.1)	(178)	(0.1)
Interest expense	2,412	1.5	2,321	1.5	1,943	1.3
Interest and other, net	2,288	1.4	2,120	1.3	1,765	1.2
Earnings before provision for income taxes	18,602	11.3	19,406	12.2	19,924	13.1
Provision for income taxes	4,446	2.7	4,600	2.9	4,781	3.1
Net earnings	$14,156	8.6%	$14,806	9.3%	$15,143	9.9%
—————
Note: Fiscal 2025 and fiscal 2023 include 52 weeks. Fiscal 2024 includes 53 weeks. Certain percentages may not sum to totals due to rounding.

				% Change
Selected financial and sales data:	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Comparable sales (% change) (1)	0.3%	(1.8)%	(3.2)%	N/A	N/A
Comparable customer transactions (% change) (1) (2)	(1.0)%	(1.0)%	(2.9)%	N/A	N/A
Comparable average ticket (% change) (1) (2) (3)	1.4%	(0.9)%	(0.3)%	N/A	N/A
Customer transactions (in millions) (2)	1,601.5	1,637.2	1,621.8	(2.2)%	0.9%
Average ticket (2) (3)	$90.56	$89.31	$90.07	1.4%	(0.8)%
Diluted earnings per share (4)	$14.23	$14.91	$15.11	(4.6)%	(1.3)%
—————
(1)Does not include results from the 53rd week of fiscal 2024.
(2)Customer transactions and average ticket measures do not include results from HD Supply or SRS (including GMS).
(3)Average ticket represents the average price paid per transaction and is used by management to monitor the performance of the Company, as it represents a primary driver in measuring sales performance.
(4)The 53rd week of fiscal 2024 increased diluted earnings per share in fiscal 2024 by approximately $0.30.
FISCAL 2025 COMPARED TO FISCAL 2024
Sales
We assess our sales performance by evaluating both net sales and comparable sales. Fiscal 2025 consisted of 52 weeks compared to 53 weeks in fiscal 2024. For purposes of the following discussion, comparable sales, comparable customer transactions, and comparable average ticket are based upon the comparable 52-week period from fiscal 2024.
Net Sales. Net sales for fiscal 2025 increased $5.2 billion, or 3.2%, to $164.7 billion. The increase in net sales for fiscal 2025 was primarily driven by SRS, which was acquired on June 18, 2024, and GMS, which was acquired on September 4, 2025. In aggregate, these acquisitions contributed approximately $6.3 billion of incremental net sales during fiscal 2025. Net sales also increased due to sales from new stores and the impact of a positive comparable sales environment. These increases were partially offset by the additional week in fiscal 2024 which contributed approximately $2.5 billion in net sales in fiscal 2024.

Fiscal 2025 Form 10-K	29

Online sales represented 15.9% of net sales during fiscal 2025 and increased by 8.7% compared to fiscal 2024. Calculated on a comparable week basis relative to fiscal 2024, online sales increased by 10.4%. Online sales consist of sales of products generated through websites and mobile applications and does not include results from HD Supply or SRS (including GMS).
A stronger U.S. dollar compared to fiscal 2024 negatively impacted net sales by $307 million in fiscal 2025.
Comparable Sales. Comparable sales is a measure that highlights the performance of our existing locations and websites by measuring the change in net sales for a period over the comparable prior period of equivalent length. Comparable sales includes sales at locations, physical and online, open greater than 52 weeks (including remodels and relocations) and excludes closed stores. Acquisitions are typically included in comparable sales after they have been owned for more than 52 weeks. For our calculation of comparable sales in fiscal 2025, we compare weeks 1 through 52 in fiscal 2025 against weeks 2 through 53 in fiscal 2024. Comparable sales is intended only as supplemental information and is not a substitute for net sales presented in accordance with GAAP. The method of calculating comparable sales varies across the retail industry. As a result, our method of calculating comparable sales may not be the same as similarly titled measures reported by other companies.
Total comparable sales increased 0.3% in fiscal 2025, primarily reflecting a 1.4% increase in comparable average ticket, partially offset by a 1.0% decrease in comparable customer transactions compared to fiscal 2024. Our comparable sales results reflect customer engagement with smaller home improvement projects, which was offset by the impact of continued macroeconomic uncertainties and other macroeconomic factors, including a persisting high interest rate environment, that continue to pressure broader home improvement demand.
For fiscal 2025, our Storage & Organization, Electrical, Bath, Plumbing, Indoor Garden, Outdoor Garden, Kitchen & Blinds, Hardware, Power, Building Materials, and Appliances merchandising departments within our Primary segment posted positive comparable sales compared to fiscal 2024. Our other merchandising departments within our Primary segment posted negative comparable sales during fiscal 2025 compared to fiscal 2024.
Gross Profit
Gross profit increased $1.6 billion, or 2.9%, to $54.9 billion in fiscal 2025. Gross profit as a percent of net sales, or gross profit margin, was 33.3% in fiscal 2025 compared to 33.4% in fiscal 2024. The decrease in gross profit margin reflects the inclusion of SRS and GMS in our consolidated results, partially offset by lower shrink and certain supply chain benefits within our Primary segment.
Operating Expenses
Our operating expenses are composed of SG&A and depreciation and amortization.
Selling, General & Administrative. SG&A increased $2.0 billion, or 6.8%, to $30.7 billion in fiscal 2025. As a percent of net sales, SG&A was 18.6% in fiscal 2025 compared to 18.0% in fiscal 2024, which primarily reflects higher payroll and related costs in fiscal 2025 along with the impact of a non-recurring legal-related benefit recognized during fiscal 2024 within our Primary segment.
Depreciation and Amortization. Depreciation and amortization increased $239 million, or 7.9%, to $3.3 billion in fiscal 2025. As a percent of net sales, depreciation and amortization was 2.0% in fiscal 2025 compared to 1.9% in fiscal 2024, which primarily reflects increased intangible asset amortization expense resulting from our acquisitions of SRS and GMS.
Interest and Other, net
Interest and other, net increased $168 million, or 7.9%, to $2.3 billion in fiscal 2025. As a percentage of net sales, interest and other, net, was 1.4% in fiscal 2025 compared to 1.3% in fiscal 2024, primarily due to higher average long-term debt balances and lower interest income in fiscal 2025.
Provision for Income Taxes
Our combined effective income tax rate was 23.9% in fiscal 2025 compared to 23.7% in fiscal 2024.
Diluted Earnings per Share
Diluted earnings per share were $14.23 in fiscal 2025 compared to $14.91 in fiscal 2024. The decrease in diluted earnings per share for fiscal 2025 was primarily driven by lower net earnings during fiscal 2025. The 53rd week of fiscal 2024 increased diluted earnings per share in fiscal 2024 by approximately $0.30.

Fiscal 2025 Form 10-K	30

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
The following table presents the calculation of ROIC, together with a reconciliation of NOPAT to net earnings (the most comparable GAAP financial measure):

	Fiscal	Fiscal	Fiscal
dollars in millions	2025	2024	2023
Net earnings	$14,156	$14,806	$15,143
Interest and other, net	2,288	2,120	1,765
Provision for income taxes	4,446	4,600	4,781
Operating income	20,890	21,526	21,689
Income tax adjustment (1)	(4,993)	(5,102)	(5,205)
NOPAT	$15,897	$16,424	$16,484

Average debt and equity	$61,914	$52,431	$44,955

ROIC	25.7%	31.3%	36.7%
—————
Note: Fiscal 2025 and fiscal 2023 include 52 weeks. Fiscal 2024 includes 53 weeks. Consistent with our consolidated financial statements, periods presented only include operating results for acquisitions since their respective acquisition dates.
(1)Income tax adjustment is defined as operating income multiplied by our effective tax rate for the trailing twelve months.
LIQUIDITY AND CAPITAL RESOURCES
At February 1, 2026, we had $1.4 billion in cash and cash equivalents, of which $1.0 billion was held by our foreign subsidiaries. We believe that our current cash position, cash flow generated from operations, funds available from our commercial paper program, and access to the long-term debt capital markets should be sufficient not only for our operating requirements, any required debt payments, and satisfaction of other contractual obligations, but also to enable us to invest in the business, fund dividend payments, and fund any share repurchases through the next several fiscal years. In addition, we believe we have the ability to obtain alternative sources of financing, if necessary or appropriate.
Our material cash requirements include contractual and other obligations arising in the normal course of business. Our contractual obligations include long-term debt and related interest payments, operating and finance lease obligations, and purchase obligations. In addition to our cash requirements, we follow a disciplined approach to capital allocation. This approach first prioritizes investing in the business, followed by paying dividends, with the intent of then returning excess cash to shareholders in the form of share repurchases. In March 2024, we paused share repurchases in connection with the SRS acquisition and do not have plans to resume share repurchases in fiscal 2026 as we seek to reduce our outstanding debt.
On July 4, 2025, the legislation commonly referred to as the One Big Beautiful Bill Act (the “OBBBA”) was signed into law in the U.S., which contains a broad range of tax provisions, including the allowance to expense 100% of the cost of qualified property and immediate expensing of domestic research and experimental expenditures. The above mentioned provisions resulted in a reduction in our fiscal 2025 cash tax payments.

Fiscal 2025 Form 10-K	31

During fiscal 2025, we invested approximately $3.7 billion back into our business in the form of capital expenditures. We plan to invest approximately $4 billion back into our business in the form of capital expenditures in fiscal 2026, in line with our expectation of approximately 2.5% of projected fiscal 2026 net sales. We expect to make these investments across initiatives supporting our strategy of driving our core and culture, including building new stores and maintaining existing stores, delivering a frictionless, interconnected experience, and winning with Pros. However, as in the past, we may adjust our capital expenditures to support the operations of the business, to enhance long-term strategic positioning, or in response to the economic environment, as necessary or appropriate. We may also utilize strategic acquisitions to help accelerate our strategic initiatives.
During fiscal 2025, we paid cash dividends of $9.2 billion to shareholders. In February 2026, we announced a 1.3% increase in our quarterly cash dividend from $2.30 to $2.33 per share. We intend to pay a dividend in the future; however, any future dividend is subject to declaration by our Board based on our earnings, capital requirements, financial condition, and other factors considered relevant by our Board.
In August 2023, our Board approved a $15.0 billion share repurchase authorization that replaced the previous authorization of $15.0 billion, which was approved in August 2022. The August 2023 authorization does not have a prescribed expiration date. As of February 1, 2026, approximately $11.7 billion of the $15.0 billion share repurchase authorization remained available.
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
In July 2025, we increased our commercial paper program by $4.0 billion in connection with the anticipated financing of the GMS acquisition (see Note 13 to our consolidated financial statements). In July 2025, in connection with the increase in the commercial paper program, we also entered into a new three-year $3.0 billion back-up credit facility scheduled to expire in July 2028, and a new 364-day $1.0 billion back-up credit facility scheduled to expire in July 2026, as well as amended and restated our existing 364-day $3.5 billion credit facility to extend the maturity from May 2026 to July 2026. In the aggregate, as of February 1, 2026, our commercial paper program allows for borrowings up to $11.0 billion and is supported by $11.0 billion of back-up credit facilities.
On September 4, 2025, we utilized approximately $2.0 billion of commercial paper borrowings, together with cash on hand, to fund the GMS acquisition. These borrowings were subsequently repaid with the $2.0 billion of proceeds from our September 2025 senior notes issuance. We also utilized commercial paper borrowings in fiscal 2025 to support general liquidity, including the repayment of senior note maturities.
During fiscal 2025, all of our short-term borrowings were under our commercial paper program, and the maximum amount outstanding during that period was $5.8 billion. At February 1, 2026, we had outstanding borrowings under our commercial paper program of $4.5 billion with a weighted average interest rate of 3.7%. At February 1, 2026, we had no outstanding borrowings under our back-up credit facilities, and we were in compliance with all of the covenants contained in our back-up credit facilities, none of which are expected to impact our liquidity or capital resources.
We also issue senior notes from time to time. As discussed above, in September 2025, we issued $2.0 billion of senior notes, which were used to repay commercial paper borrowings used to fund the GMS acquisition. Separately, during fiscal 2025, we repaid an aggregate of $4.25 billion of senior notes at maturity.
At February 1, 2026, we had an aggregate principal amount of senior notes outstanding of $48.8 billion, with $4.6 billion payable within 12 months. Future interest payments associated with these senior notes total $25.4 billion, with $2.0 billion payable within 12 months, based on current interest rates, which include the impact of our active interest rate swap agreements.
The indentures governing our senior notes do not generally limit our ability to incur additional indebtedness or require us to maintain financial ratios or specified levels of net worth or liquidity. The indentures governing our notes contain various covenants, none of which are expected to impact our liquidity or capital resources. We were in compliance with all such covenants at February 1, 2026. See Note 5 to our consolidated financial statements for further discussion of our debt arrangements.

Fiscal 2025 Form 10-K	32

LEASES
We use operating and finance leases largely to obtain a portion of our real estate, including our stores, distribution centers, branches, and support centers. At February 1, 2026, we had aggregate remaining lease payment obligations of $15.9 billion, with $2.2 billion payable within 12 months. Aggregate lease obligations include approximately $675 million of obligations related to leases not yet commenced. See Note 3 to our consolidated financial statements for further discussion of our operating and finance leases.
PURCHASE OBLIGATIONS AND OTHER
Purchase obligations include all legally binding contracts such as firm commitments for inventory purchases, media and sponsorship spend, software and license commitments, and legally binding service contracts. We issue inventory purchase orders in the ordinary course of business, which are typically cancellable by their terms, therefore we do not consider purchase orders that are cancellable to be firm inventory commitments. At February 1, 2026, we had aggregate purchase obligations of $1.9 billion, with $1.2 billion payable within 12 months.
At February 1, 2026, we had aggregate liabilities for unrecognized tax benefits totaling $559 million, nearly all of which are recorded as non-current liabilities. The timing of payment, if any, associated with our long-term unrecognized tax benefit liabilities is unknown. See Note 6 to our consolidated financial statements for further discussion of our unrecognized tax benefits.
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
Net cash provided by operating activities decreased by $3.5 billion in fiscal 2025 compared to fiscal 2024, primarily due to changes in working capital. Changes in working capital were primarily driven by the timing of vendor payments and increased inventories during fiscal 2025, along with the deferral of our fourth quarter fiscal 2024 estimated federal tax payment to the first quarter of fiscal 2025, resulting in fewer estimated tax payments in fiscal 2024 compared to fiscal 2025. This was partially offset by a reduction to our fiscal 2025 cash tax payments resulting from the OBBBA.

Fiscal 2025 Form 10-K	33

Investing Activities
Net cash used in investing activities decreased by $12.1 billion in fiscal 2025 compared to fiscal 2024, primarily resulting from higher cash paid for acquisitions during fiscal 2024 compared to fiscal 2025.
Financing Activities
Net cash used in financing activities in fiscal 2025 primarily reflected $9.2 billion of cash dividends paid and $5.0 billion of repayments of long-term debt, partially offset by $4.1 billion of proceeds from commercial paper borrowings, net of repayments, and $2.2 billion of net proceeds from long-term debt.
Net cash used in financing activities in fiscal 2024 primarily reflected $8.9 billion of cash dividends paid, $1.5 billion of repayments of long-term debt, and $649 million of share repurchases prior to pausing share repurchases in March 2024, largely offset by approximately $10.0 billion of net proceeds from long-term debt, which were used to finance the SRS acquisition, and $316 million of proceeds from commercial paper borrowings, net of repayments.
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
BUSINESS COMBINATIONS
We account for business combinations using the acquisition method of accounting, which requires that once control is obtained, all the assets acquired and liabilities assumed are recorded at their respective fair values at the date of acquisition. The determination of the acquisition date fair values of identifiable assets acquired and liabilities assumed requires estimates and the use of valuation techniques when fair value is not readily available and requires a significant amount of management judgment. For the valuation of intangible assets acquired in a business combination, we typically use an income approach. Specifically, we utilize the multi-period excess earnings method to determine the estimated acquisition date fair values of the customer relationships intangible assets. The significant assumptions used to estimate the fair values of customer relationships included forecasted revenues, expected customer attrition rates, and the discount rate applied. Although the Company believes its estimates of acquisition date fair values are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on the determination of the fair values of the customer relationships intangible assets acquired.
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
MERCHANDISE INVENTORIES
We value the majority of our inventory under the retail inventory method, with the remainder of our inventories valued under a cost method, primarily the moving average cost and first-in, first-out methods. Under the retail inventory method, inventories are stated at cost, which is determined by applying a cost-to-retail ratio to the retail value of inventories.
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

Fiscal 2025 Form 10-K	34

We calculate shrink based on actual inventory losses identified as a result of physical inventory counts during each fiscal period and estimated inventory losses occurring between physical inventory counts. The estimate for shrink occurring in the interim period between physical inventory counts is calculated on a store-specific basis and is primarily based on recent shrink results. A 10% increase in the shrink rate used to estimate our inventory shrink reserve would have increased cost of sales by approximately $79 million for fiscal 2025. Historically, the difference between estimated shrink and actual inventory losses has not been material to our annual financial results.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
INTEREST RATE RISK
We have exposure to interest rate risk in connection with our long-term debt portfolio. We use interest rate swap agreements to manage our fixed/floating-rate debt portfolio, none of which are for trading or speculative purposes. At February 1, 2026, after giving consideration to our interest rate swap agreements, floating-rate debt principal was $5.4 billion, or approximately 11% of our senior notes portfolio. Our interest rate swap agreements were in an aggregate liability position of $558 million at February 1, 2026. The changes in the fair values of our interest rate swap agreements offset the changes in the fair value of the hedged long-term debt. Based on our February 1, 2026 floating-rate debt principal, a one percentage point increase in the interest rate of floating-rate debt would increase our annual interest expense by approximately $54 million.
FOREIGN CURRENCY EXCHANGE RATE RISK
We are exposed to risks from foreign currency exchange rate fluctuations on the translation of our foreign operations into U.S. dollars and on the purchase of goods by these foreign operations that are not denominated in their local currencies. We use derivative instruments to hedge a portion of our foreign currency exchange rate risk, none of which are for trading or speculative purposes. Our foreign currency related hedging arrangements outstanding at the end of fiscal 2025 were not material.
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

Fiscal 2025 Form 10-K	35

Item 8. Financial Statements and Supplementary Data.

Fiscal 2025 Form 10-K	36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors
The Home Depot, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of The Home Depot, Inc. and its subsidiaries (the Company) as of February 1, 2026 and February 2, 2025, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 1, 2026, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 1, 2026 and February 2, 2025, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended February 1, 2026, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 1, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 18, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Sufficiency of audit evidence over certain merchandise inventories
As discussed in Note 1 to the consolidated financial statements, the majority of merchandise inventories are stated at the lower of cost or market, as determined by the retail inventory method, which is based on a number of factors such as markups, markdowns, and inventory losses (or shrink). As the inventory retail value is adjusted regularly to reflect market conditions, inventory valued using the retail method approximates the lower of cost or market. The remaining merchandise inventories, including those within the retail operations in Canada and Mexico, distribution centers, and SRS distribution operations, are recorded at the lower of cost or net realizable value, as determined by a cost method, primarily the moving average cost and first-in, first-out methods. The Company's merchandise inventories were $25.8 billion as of February 1, 2026.

Fiscal 2025 Form 10-K	37

We identified the sufficiency of audit evidence over merchandise inventories recorded using the retail inventory method as a critical audit matter. Subjective auditor judgment was required to evaluate the sufficiency of audit evidence obtained primarily due to the highly automated nature of the process to record these merchandise inventories, which involves interfacing significant volumes of data across multiple information technology (IT) systems. IT professionals with specialized skills and knowledge were required to assess the Company's IT systems used in the process to record merchandise inventories under the retail inventory method.
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over the recording of merchandise inventory recorded using the retail inventory method, including the IT systems, by:
•evaluating the design and testing the operating effectiveness of certain internal controls related to the recording of these merchandise inventories
•involving IT professionals with specialized skills and knowledge who assisted in testing the design and operating effectiveness of certain general IT and application controls used for processing and recording these merchandise inventories
•developing an expectation of certain inputs into the retail inventory method, including retail markups and markdowns, purchases at retail, and purchase discounts, and comparing them to the Company’s inputs
•selecting a sample of inventory transactions and comparing them to supporting documentation, such as vendor invoices, cash payments or vendor agreements
•performing inventory count observation procedures at a selection of locations.
We evaluated the sufficiency of audit evidence obtained by assessing the cumulative results of procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP
We have served as the Company’s auditor since 1979.
Atlanta, Georgia
March 18, 2026

Fiscal 2025 Form 10-K	38

THE HOME DEPOT, INC.
CONSOLIDATED BALANCE SHEETS

in millions, except per share data	February 1, 2026	February 2, 2025
Assets
Current assets:
Cash and cash equivalents	$1,389	$1,659
Receivables, net	5,597	4,903
Merchandise inventories	25,817	23,451
Other current assets	1,588	1,670
Total current assets	34,391	31,683
Net property and equipment	28,021	26,702
Operating lease right-of-use assets	9,204	8,592
Goodwill	22,344	19,475
Intangible assets, net	10,329	8,983
Other assets	806	684
Total assets	$105,095	$96,119

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt	$4,464	$316
Accounts payable	11,491	11,938
Accrued salaries and related expenses	2,529	2,315
Sales taxes payable	508	628
Deferred revenue	2,575	2,610
Income taxes payable	114	832
Current installments of long-term debt	4,967	4,582
Current operating lease liabilities	1,418	1,274
Other accrued expenses	4,358	4,166
Total current liabilities	32,424	28,661
Long-term debt, excluding current installments	46,341	48,485
Long-term operating lease liabilities	8,160	7,633
Deferred income taxes	2,845	1,962
Other long-term liabilities	2,512	2,738
Total liabilities	92,282	89,479
Commitments and contingencies (Note 12)
Common stock, par value $0.05; authorized: 10,000 shares; issued: 1,802 shares at February 1, 2026 and 1,800 shares at February 2, 2025; outstanding: 996 shares at February 1, 2026 and 994 shares at February 2, 2025	90	90
Paid-in capital	14,809	14,117
Retained earnings	94,537	89,533
Accumulated other comprehensive loss	(652)	(1,129)
Treasury stock, at cost, 806 shares at February 1, 2026 and February 2, 2025	(95,971)	(95,971)
Total stockholders’ equity	12,813	6,640
Total liabilities and stockholders’ equity	$105,095	$96,119
—————
See accompanying notes to consolidated financial statements.

Fiscal 2025 Form 10-K	39

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF EARNINGS

in millions, except per share data	Fiscal	Fiscal	Fiscal
	2025	2024	2023
Net sales	$164,683	$159,514	$152,669
Cost of sales	109,818	106,206	101,709
Gross profit	54,865	53,308	50,960
Operating expenses:
Selling, general and administrative	30,702	28,748	26,598
Depreciation and amortization	3,273	3,034	2,673
Total operating expenses	33,975	31,782	29,271
Operating income	20,890	21,526	21,689
Interest and other (income) expense:
Interest income and other, net	(124)	(201)	(178)
Interest expense	2,412	2,321	1,943
Interest and other, net	2,288	2,120	1,765
Earnings before provision for income taxes	18,602	19,406	19,924
Provision for income taxes	4,446	4,600	4,781
Net earnings	$14,156	$14,806	$15,143

Basic weighted average common shares	993	990	999
Basic earnings per share	$14.26	$14.96	$15.16

Diluted weighted average common shares	995	993	1,002
Diluted earnings per share	$14.23	$14.91	$15.11
—————
Fiscal 2025 and fiscal 2023 include 52 weeks. Fiscal 2024 includes 53 weeks.
See accompanying notes to consolidated financial statements.

Fiscal 2025 Form 10-K	40

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal	Fiscal	Fiscal
in millions	2025	2024	2023
Net earnings	$14,156	$14,806	$15,143
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	469	(605)	232
Cash flow hedges	11	(45)	8
Other	(3)	(2)	1
Total other comprehensive income (loss), net of tax	477	(652)	241
Comprehensive income	$14,633	$14,154	$15,384
—————
Fiscal 2025 and fiscal 2023 include 52 weeks. Fiscal 2024 includes 53 weeks.
See accompanying notes to consolidated financial statements.

Fiscal 2025 Form 10-K	41

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

in millions	Fiscal	Fiscal	Fiscal
	2025	2024	2023
Common Stock:
Balance at beginning of year	$90	$90	$90
Shares issued under employee stock plans, net	—	—	—
Balance at end of year	90	90	90

Paid-in Capital:
Balance at beginning of year	14,117	13,147	12,592
Shares issued under employee stock plans, net	170	530	175
Stock-based compensation expense	522	440	380
Balance at end of year	14,809	14,117	13,147

Retained Earnings:
Balance at beginning of year	89,533	83,656	76,896
Net earnings	14,156	14,806	15,143
Cash dividends	(9,152)	(8,929)	(8,383)
Balance at end of year	94,537	89,533	83,656

Accumulated Other Comprehensive Loss:
Balance at beginning of year	(1,129)	(477)	(718)
Foreign currency translation adjustments, net of tax	469	(605)	232
Cash flow hedges, net of tax	11	(45)	8
Other, net of tax	(3)	(2)	1
Balance at end of year	(652)	(1,129)	(477)

Treasury Stock:
Balance at beginning of year	(95,971)	(95,372)	(87,298)
Repurchases of common stock	—	(599)	(8,074)
Balance at end of year	(95,971)	(95,971)	(95,372)
Total stockholders’ equity	$12,813	$6,640	$1,044
—————
Fiscal 2025 and fiscal 2023 include 52 weeks. Fiscal 2024 includes 53 weeks.
See accompanying notes to consolidated financial statements.

Fiscal 2025 Form 10-K	42

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal	Fiscal	Fiscal
in millions	2025	2024	2023
Cash Flows from Operating Activities:
Net earnings	$14,156	$14,806	$15,143
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization, excluding amortization of intangible assets	3,514	3,336	3,061
Intangible asset amortization	607	425	186
Stock-based compensation expense	522	442	380
Changes in receivables, net	107	174	134
Changes in merchandise inventories	(1,498)	(743)	4,137
Changes in other current assets	124	86	(184)
Changes in accounts payable and accrued expenses	(1,058)	518	(1,411)
Changes in deferred revenue	(61)	(165)	(318)
Changes in income taxes payable	(698)	809	(25)
Changes in deferred income taxes	418	15	(245)
Other operating activities	192	107	314
Net cash provided by operating activities	16,325	19,810	21,172

Cash Flows from Investing Activities:
Capital expenditures	(3,679)	(3,485)	(3,226)
Payments for businesses acquired, net	(5,410)	(17,644)	(1,514)
Other investing activities	109	98	11
Net cash used in investing activities	(8,980)	(21,031)	(4,729)

Cash Flows from Financing Activities:
Proceeds from short-term debt, net	4,148	316	—
Proceeds from long-term debt, net of discounts	2,161	10,010	1,995
Repayments of long-term debt	(5,040)	(1,536)	(1,271)
Repurchases of common stock	—	(649)	(7,951)
Proceeds from sales of common stock	314	395	323
Cash dividends	(9,152)	(8,929)	(8,383)
Other financing activities	(145)	(301)	(156)
Net cash used in financing activities	(7,714)	(694)	(15,443)
Change in cash and cash equivalents	(369)	(1,915)	1,000
Effect of exchange rate changes on cash and cash equivalents	99	(186)	3
Cash and cash equivalents at beginning of year	1,659	3,760	2,757
Cash and cash equivalents at end of year	$1,389	$1,659	$3,760

Supplemental Disclosures:
Cash paid for interest, net of interest capitalized	2,405	2,199	1,809
Non-cash capital expenditures	272	250	364
Non-cash acquisition purchase consideration (Note 13)	—	321	—
—————
Fiscal 2025 and fiscal 2023 include 52 weeks. Fiscal 2024 includes 53 weeks.
See accompanying notes to consolidated financial statements.

Fiscal 2025 Form 10-K	43

THE HOME DEPOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
The Home Depot, Inc., together with its subsidiaries (the “Company,” “The Home Depot,” “Home Depot,” “we,” “our” or “us”), is a home improvement retailer that sells a wide assortment of home improvement products, building materials, lawn and garden products, décor products, and facilities MRO products in stores and online. We also provide a number of services, including home improvement installation services, and tool and equipment rental. Additionally, through our subsidiary, SRS, we are a leading specialty trade distributor of roofing and building products, interior and construction products, landscape supplies, and pool supplies. The Company's operations comprise one reportable segment, along with certain other non-reportable operating segments. See Note 2 for further information.
Consolidation and Presentation
Our consolidated financial statements include our accounts and those of our subsidiaries. Intercompany balances and transactions are eliminated in consolidation. Our fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31. Fiscal 2025 and fiscal 2023 include 52 weeks, while fiscal 2024 includes 53 weeks.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and highly liquid investments purchased with original maturities of three months or less.
Receivables, net
The following table presents components of receivables, net:

in millions	February 1, 2026	February 2, 2025
Card receivables	$1,021	$1,019
Rebate receivables	1,421	1,404
Customer receivables	2,588	1,896
Other receivables	567	584
Receivables, net	$5,597	$4,903
Card receivables consist of payments due from financial institutions for the settlement of credit card and debit card transactions. Rebate receivables represent amounts due from vendors for volume and co-op advertising rebates. Customer receivables relate to credit extended directly to certain customers in the ordinary course of business. The valuation allowance related to these receivables was not material to our consolidated financial statements at the end of fiscal 2025 or fiscal 2024.

Fiscal 2025 Form 10-K	44

Merchandise Inventories
Inventory cost includes the amount we pay to acquire inventory, including freight and import costs, as well as operating costs and depreciation associated with our sourcing and distribution network, and is net of certain vendor allowances. The majority of our merchandise inventories are stated at the lower of cost or market, as determined by the retail inventory method, which is based on a number of factors such as markups, markdowns, and inventory losses (or shrink). As the inventory retail value is adjusted regularly to reflect market conditions, inventory valued using the retail method approximates the lower of cost or market. Our remaining merchandise inventories, including those within our retail operations in Canada and Mexico, distribution centers, and our SRS distribution operations, are recorded at the lower of cost or net realizable value, as determined by a cost method, primarily the moving average cost and first-in, first-out methods. We evaluate the inventory valued using a cost method at the end of each quarter to ensure that it is carried at the lower of cost or net realizable value, and the adjustments recorded to merchandise inventories valued under a cost method were not material to our consolidated financial statements at the end of fiscal 2025 or fiscal 2024.
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
We evaluate our long-lived assets each quarter for indicators of potential impairment. Indicators of impairment include current period losses combined with a history of losses, our decision to relocate or close a store or other location before the end of its previously estimated useful life, or when changes in other circumstances indicate the carrying amount of an asset group may not be recoverable. The evaluation for long-lived assets is performed at the lowest level of identifiable cash flows, which is generally the individual store level. Long-lived assets with indicators of impairment are evaluated for recoverability by comparing their undiscounted future cash flows with their carrying amount. If the carrying amount is greater than the undiscounted future cash flows, we then measure the asset group’s fair value to determine whether an impairment loss should be recognized. If the resulting fair value is less than the carrying amount, an impairment loss is recognized for the difference between the carrying amount and the estimated fair value. Impairment losses on property and equipment are generally recorded as a component of SG&A. Impairment charges for long-lived assets were not material to our consolidated financial statements in fiscal 2025, fiscal 2024, or fiscal 2023.

Fiscal 2025 Form 10-K	45

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
Our leases include certain retail locations, warehouse and distribution space, branches, office space, equipment, and vehicles. A substantial majority of our leases have remaining lease terms of one to 20 years. Our real estate leases typically provide the option to extend the lease for five-year terms, and some of our leases include early termination options. The lease term used to calculate the right-of-use asset and lease liability at commencement includes the impacts of options to extend or terminate the lease when it is reasonably certain that we will exercise that option. When determining whether it is reasonably certain that we will exercise an option at commencement, we consider various existing economic factors, including market conditions, real estate strategies, the nature, length, and terms of the agreement, as well as the uncertainty of the condition of leased equipment at the end of the lease term. Based on these determinations, we generally conclude that the exercise of renewal options would not be reasonably certain in determining the lease term at commencement.
The discount rate used to calculate the present value of lease payments is the rate implicit in the lease, when readily determinable. As the rate implicit in the lease is rarely readily determinable, we use a secured incremental borrowing rate, which is updated on a quarterly basis, as the discount rate to calculate the present value of lease payments.
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
Leases that have a term of twelve months or less upon commencement are considered short-term in nature. Short-term leases are not included on the consolidated balance sheets and are expensed on a straight-line basis over the lease term. We have also elected not to separate lease and non-lease components for certain classes of assets including real estate and certain equipment.
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
Goodwill
Goodwill represents the excess of purchase price over the fair value of net assets acquired. We do not amortize goodwill, but assess the recoverability of goodwill in the third quarter of each fiscal year, or more often if indicators warrant, by determining whether the fair value of each reporting unit supports its carrying amount. Each fiscal year, we may assess qualitative factors to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount as a basis for determining whether it is necessary to complete quantitative impairment assessments, with a quantitative assessment completed periodically or as facts and circumstances warrant. Additional information regarding our goodwill is included in Note 4.

Fiscal 2025 Form 10-K	46

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
The payment terms we negotiate with our suppliers are consistent, irrespective of whether a supplier participates in the program. Our current payment terms with a majority of our participating suppliers generally range from 30 to 60 days, which we deem to be commercially reasonable. Our outstanding payment obligations under our supplier finance program are recorded within accounts payable on our consolidated balance sheets. The associated payments are included in operating activities within our consolidated statements of cash flows.
The following table presents the changes in our outstanding obligations under our supplier finance program:

	Fiscal	Fiscal
in millions	2025	2024
Confirmed obligations outstanding at the beginning of the year	$598	$514
Invoices confirmed during the year	4,394	5,140
Confirmed invoices paid during the year	(4,578)	(5,056)
Confirmed obligations outstanding at the end of the year	$414	$598
Debt
We record any premiums or discounts associated with an issuance of long-term debt as a direct addition or deduction to the carrying amount of the related senior notes. We also record debt issuance costs associated with an issuance of long-term debt as a direct deduction to the carrying amount of the related senior notes. Premium, discount, and debt issuance costs are amortized over the term of the respective notes using the effective interest rate method.
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

Fiscal 2025 Form 10-K	47

Cash flows from the settlement of derivative instruments appear in our consolidated statements of cash flows in the same categories as the cash flows of the hedged item.
Self-Insurance Reserves
We are self-insured for certain losses related to general liability (including product liability), workers’ compensation, employee group medical, and automobile claims. We recognize the expected ultimate cost for claims incurred (undiscounted) at the balance sheet date as a liability. The expected ultimate cost for claims incurred is estimated based upon analysis of historical data and actuarial estimates. We also maintain cybersecurity and privacy liability insurance coverage to help limit our exposure to losses such as those that may be caused by a significant compromise or breach of our data security, as well as property loss coverage. Our self-insurance liabilities, which are included in accrued salaries and related expenses, other accrued expenses, and other long-term liabilities in the consolidated balance sheets, were $1.6 billion at February 1, 2026, and $1.5 billion at February 2, 2025.
Treasury Stock
Treasury stock is reflected as a reduction of stockholders’ equity at cost. We use the weighted average purchase cost to determine the cost of treasury stock that is reissued, if any. Excise taxes incurred on share repurchases represent direct costs of the repurchase and are recorded as a part of the cost basis of the shares within treasury stock.
Revenue Recognition
We recognize revenue, net of expected returns and sales tax, at the time the customer takes possession of merchandise or when a service is performed. We recognize a liability for sales returns, which is estimated based on historical return levels and our expectation of future returns. We also recognize a return asset, and corresponding adjustment to cost of sales, for our right to recover the goods returned by the customer, measured at the former carrying amount of the goods, less any expected recovery cost. At each financial reporting date, we assess our estimates of expected returns, refund liabilities, and return assets.
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
For products and services sold in stores or online, payment is typically due at the point of sale. When we receive payment before the customer has taken possession of the merchandise or the service has been performed, the amount received is recorded as deferred revenue until the sale or service is complete. Such performance obligations are part of contracts with expected original durations of typically three months or less. As of both February 1, 2026 and February 2, 2025, deferred revenue for products and services was $1.5 billion.
We further record deferred revenue for the sale of gift cards and recognize the associated revenue upon the redemption of those gift cards, which generally occurs within six months of gift card issuance. As of both February 1, 2026 and February 2, 2025, our performance obligations for unredeemed gift cards were $1.1 billion. Gift card breakage income, which is our estimate of the portion of our outstanding gift card balance not expected to be redeemed, is recognized in net sales and was immaterial in fiscal 2025, fiscal 2024, and fiscal 2023.
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

Fiscal 2025 Form 10-K	48

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
Selling, General and Administrative
Selling, general and administrative expenses generally include compensation and benefits for retail and support center associates, occupancy and operating costs of retail locations and support centers, insurance-related expenses, advertising costs, credit and debit card processing fees, and other administrative costs.
Advertising Expense
Advertising costs, including digital, television, radio and print, are expensed when the advertisement first appears. Certain co-op advertising allowances that are reimbursements of specific, incremental, and identifiable costs incurred to promote vendors’ products are recorded as an offset against advertising expense. Net advertising expense included in SG&A was $1.3 billion, $1.2 billion, and $1.1 billion for fiscal 2025, 2024, and 2023, respectively.
Stock-Based Compensation
We are currently authorized to issue equity awards including incentive and nonqualified stock options, restricted stock, restricted stock units, performance shares, performance units, stock appreciation rights, and deferred shares to certain of our associates and non-employee directors under certain stock incentive plans. We measure and recognize compensation expense for all stock-based payment awards granted to associates and non-employee directors based on estimated fair values. The value of the portion of the award that is ultimately expected to vest is recognized as stock-based compensation expense, on a straight-line basis, over the requisite service period or as restrictions lapse. We include estimated forfeitures expected to occur when calculating stock-based compensation expense. Additional information on our stock-based payment awards is included in Note 9.
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

Fiscal 2025 Form 10-K	49

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
Comprehensive Income
Comprehensive income includes net earnings adjusted for certain gains and losses that are excluded from net earnings and recognized within accumulated other comprehensive loss as a component of equity, which consists primarily of foreign currency translation adjustments. Accumulated other comprehensive loss also includes net losses on cash flow hedges that were immaterial as of February 1, 2026 and February 2, 2025. Reclassifications from accumulated other comprehensive loss into earnings were immaterial in fiscal 2025, fiscal 2024, and fiscal 2023.
Foreign Currency Translation
Assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange on the last day of the reporting period. Revenues and expenses are translated using average exchange rates for the period, and equity transactions are translated using the actual rate on the day of the transaction. Cumulative foreign currency translation adjustments recorded in accumulated other comprehensive loss as of February 1, 2026 and February 2, 2025 were losses of $501 million and $970 million, respectively.
Recently Adopted Accounting Pronouncements
ASU No. 2023-09. In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disclosure of disaggregated information about a reporting entity’s effective tax rate reconciliation as well as disclosures on income taxes paid by jurisdiction. ASU No. 2023-09 is effective for annual periods beginning after December 15, 2024. The guidance is required to be applied on a prospective basis, with the option to apply the standard retrospectively. We adopted ASU No. 2023-09 on a retrospective basis in the fourth quarter of fiscal 2025. The adoption of this guidance resulted in additional financial statement disclosures and had no impact to our consolidated financial condition, results of operations, or cash flows. See Note 6, which includes the disclosures resulting from our adoption of this guidance.
Accounting Pronouncements Not Yet Adopted
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

Fiscal 2025 Form 10-K	50

2.SEGMENT REPORTING AND NET SALES
Segment Reporting
The Company defines its segments based on how internally reported financial information is regularly reviewed by the chief operating decision maker (“CODM”), our President and Chief Executive Officer, to analyze financial performance, make decisions, and allocate resources.
Primary Segment. We are engaged in retail operations and sell a wide assortment of home improvement products, building materials, lawn and garden products, décor products, and facilities MRO products both in stores and online. We also provide a number of services, including home improvement installation services, and tool and equipment rental. We currently conduct these operations in the U.S. (including the Commonwealth of Puerto Rico and the territories of the U.S. Virgin Islands and Guam), Canada, and Mexico, each of which represents an operating segment. For disclosure purposes, we aggregate these three geographic operating segments into one reportable segment (the “Primary segment”) due to the similar nature of their operations and economic characteristics.
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
The following table presents net sales, significant expenses, and operating income for our Primary segment:

in millions	Fiscal 2025	Fiscal 2024	Fiscal 2023
Net sales	$151,966	$153,108	$152,669
Cost of sales	99,717	101,194	101,709
Selling, general and administrative	28,885	27,822	26,598
Depreciation and amortization	2,790	2,779	2,673
Operating income	$20,574	$21,313	$21,689
The following table presents a reconciliation of certain segment information to our consolidated totals:

	Fiscal 2025			Fiscal 2024
in millions	Primary	Other (1)	Consolidated	Primary	Other (1)	Consolidated
Net sales	$151,966	$12,717	$164,683	$153,108	$6,406	$159,514
Operating income	20,574	316	20,890	21,313	213	21,526
Interest income and other, net			(124)			(201)
Interest expense			2,412			2,321
Earnings before provision for income taxes			$18,602			$19,406

Depreciation and amortization (2)	$3,344	$715	$4,059	$3,350	$358	$3,708
—————
(1)Net sales presented in Other relate to the sale of products within our SRS non-reportable operating segments, following our acquisition of SRS in the second quarter of fiscal 2024 and the subsequent acquisition of GMS in the third quarter of fiscal 2025. Operating income presented in Other includes cost of sales and operating expenses totaling $12.4 billion and $6.2 billion for fiscal 2025 and fiscal 2024, respectively, within these SRS non-reportable operating segments.

Fiscal 2025 Form 10-K	51

(2)Includes depreciation and finance lease amortization in cost of sales. Also includes intangible asset amortization expense of $209 million and $207 million for fiscal 2025 and fiscal 2024, respectively, in our Primary segment, and intangible asset amortization expense of $398 million and $218 million for fiscal 2025 and fiscal 2024, respectively, in Other.
Prior to the SRS acquisition in fiscal 2024, our total Company consolidated results represented our Primary segment. Therefore, a reconciliation to our consolidated totals is not applicable for fiscal 2023.
The following table presents net property and equipment, classified by geography:

in millions	February 1, 2026	February 2, 2025	January 28, 2024
Net property and equipment – in the U.S.	$25,139	$24,193	$23,347
Net property and equipment – outside the U.S.	2,882	2,509	2,807
Net property and equipment	$28,021	$26,702	$26,154
Net Sales
The following table presents our Primary segment major product lines and the related merchandising departments (and related services):

Major Product Line	Merchandising Departments
Building Materials	Building Materials, Electrical, Lumber, Millwork, and Plumbing
Décor	Appliances, Bath, Flooring, Kitchen & Blinds, Lighting, and Paint
Hardlines	Hardware, Indoor Garden, Outdoor Garden, Power, and Storage & Organization
As noted in our Quarterly Report on Form 10-Q for the first quarter of fiscal 2025, we made changes that realigned certain product categories across our major product lines and merchandising departments within our Primary segment. As a result, prior-year amounts in each of the respective tables below have been reclassified to conform with the current-year presentation. These changes had no impact on consolidated net sales.
The following table presents net sales by major product line (and related services) within our Primary segment, as well as Other net sales:

	Fiscal	Fiscal	Fiscal
in millions	2025	2024	2023
Building Materials	$52,439	$52,862	$52,572
Décor	51,679	52,525	52,750
Hardlines	47,848	47,721	47,347
Primary segment net sales	151,966	153,108	152,669
Other net sales (1)	12,717	6,406	—
Net sales	$164,683	$159,514	$152,669
—————
(1)Net sales presented in Other relate to the sale of products within our SRS non-reportable operating segments, following our acquisition of SRS in the second quarter of fiscal 2024 and the subsequent acquisition of GMS in the third quarter of fiscal 2025. Roofing and related products accounted for approximately 53% and 68% of Other net sales for fiscal 2025 and fiscal 2024, respectively.

Fiscal 2025 Form 10-K	52

The following table presents net sales by merchandising department (and related services) within our Primary segment, as well as Other net sales:

	Fiscal		Fiscal		Fiscal
	2025		2024		2023
dollars in millions	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Appliances	$13,987	8.5%	$14,068	8.8%	$13,875	9.1%
Bath	6,495	3.9	6,462	4.1	6,580	4.3
Building Materials	12,375	7.5	12,429	7.8	12,098	7.9
Electrical	8,010	4.9	7,875	4.9	7,993	5.2
Flooring	8,232	5.0	8,692	5.4	8,703	5.7
Hardware	8,983	5.5	8,982	5.6	8,956	5.9
Indoor Garden	10,176	6.2	10,302	6.5	10,276	6.7
Kitchen & Blinds	7,982	4.8	7,889	4.9	7,999	5.2
Lighting	4,006	2.4	4,221	2.6	4,549	3.0
Lumber	11,391	6.9	11,768	7.4	11,734	7.7
Millwork	8,187	5.0	8,328	5.2	8,456	5.5
Outdoor Garden	10,467	6.4	10,329	6.5	10,384	6.8
Paint	10,977	6.7	11,193	7.0	11,044	7.2
Plumbing	12,476	7.6	12,462	7.8	12,291	8.1
Power	13,168	8.0	13,210	8.3	12,850	8.4
Storage & Organization	5,054	3.1	4,898	3.1	4,881	3.2
Primary segment net sales	151,966	92.3	153,108	96.0	152,669	100.0
Other net sales (1)	12,717	7.7	6,406	4.0	—	—
Net sales	$164,683	100.0%	$159,514	100.0%	$152,669	100.0%
—————
Note: Certain percentages may not sum to totals due to rounding.
(1)See above for further discussion of net sales presented in Other.
The following table presents net sales, classified by geography:

	Fiscal	Fiscal	Fiscal
in millions	2025	2024	2023
Net sales – in the U.S.	$152,170	$147,007	$140,083
Net sales – outside the U.S.	12,513	12,507	12,586
Net sales	$164,683	$159,514	$152,669
The following table presents net sales by products and services:

	Fiscal	Fiscal	Fiscal
in millions	2025	2024	2023
Net sales – products	$159,029	$153,674	$146,835
Net sales – services	5,654	5,840	5,834
Net sales	$164,683	$159,514	$152,669
No sales to an individual customer accounted for more than 10% of revenue during any of the last three fiscal years.

Fiscal 2025 Form 10-K	53

3.PROPERTY AND LEASES
Net Property and Equipment
The following table presents components of net property and equipment:

in millions	February 1, 2026	February 2, 2025
Land	$9,499	$9,060
Buildings and improvements	21,321	20,260
Furniture, fixtures, and equipment	20,289	18,474
Leasehold improvements	2,571	2,423
Construction in progress	1,654	1,521
Finance leases	4,133	4,045
Property and equipment, at cost	59,467	55,783
Less: accumulated depreciation and finance lease amortization	31,446	29,081
Net property and equipment	$28,021	$26,702
The following table presents depreciation and finance lease amortization expense, including depreciation and finance lease amortization expense included in cost of sales:

in millions	Fiscal	Fiscal	Fiscal
	2025	2024	2023
Depreciation and finance lease amortization expense	$3,452	$3,283	$3,020
Leases
The following table presents certain consolidated balance sheet information related to operating and finance leases:

in millions	Consolidated Balance Sheet Classification	February 1, 2026	February 2, 2025
Assets:
Operating lease assets	Operating lease right-of-use assets	$9,204	$8,592
Finance lease assets (1)	Net property and equipment	2,563	2,638
Total lease assets		$11,767	$11,230
Liabilities:
Current:
Operating lease liabilities	Current operating lease liabilities	$1,418	$1,274
Finance lease liabilities	Current installments of long-term debt	288	272
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	8,160	7,633
Finance lease liabilities	Long-term debt, excluding current installments	2,675	2,749
Total lease liabilities		$12,541	$11,928
—————
(1)    Finance lease assets are recorded net of accumulated amortization of $1.6 billion as of February 1, 2026 and $1.4 billion as of February 2, 2025.

Fiscal 2025 Form 10-K	54

The following table presents components of lease cost, excluding short-term lease cost and sublease income, which are immaterial:

	Consolidated Statement of Earnings Classification (1)	Fiscal	Fiscal	Fiscal
in millions		2025	2024	2023
Operating lease cost	Selling, general and administrative	$1,846	$1,661	$1,359
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	322	328	304
Interest on lease liabilities	Interest expense	113	118	126
Variable lease cost	Selling, general and administrative	585	566	486
—————
(1)Costs associated with our sourcing and distribution network are recorded in cost of sales, with the exception of interest on finance lease liabilities.
The following table presents weighted average remaining lease terms and discount rates:

	February 1, 2026	February 2, 2025
Weighted Average Remaining Lease Term (Years):
Operating leases	8	9
Finance leases	12	12
Weighted Average Discount Rate:
Operating leases	4.2%	4.0%
Finance leases	3.7%	3.7%
The following table presents approximate future minimum payments under operating and finance leases at February 1, 2026:

in millions	Operating Leases	Finance Leases
Fiscal 2026	$1,792	$391
Fiscal 2027	1,806	386
Fiscal 2028	1,607	346
Fiscal 2029	1,386	318
Fiscal 2030	1,062	294
Thereafter	3,985	1,856
Total lease payments	11,638	3,591
Less: imputed interest	2,060	628
Present value of lease liabilities	$9,578	$2,963
—————
Note: We have excluded approximately $675 million of lease payments (undiscounted basis) for leases that have been signed but have not yet commenced.
The following table presents supplemental cash flow information related to leases:

	Fiscal	Fiscal	Fiscal
in millions	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows – operating leases	$1,847	$1,601	$1,328
Operating cash flows – finance leases	113	118	126
Financing cash flows – finance leases	327	380	271
Supplemental non-cash information:
Lease assets obtained in exchange for new operating lease liabilities	1,741	1,384	1,827
Lease assets obtained in exchange for new finance lease liabilities	263	153	336

Fiscal 2025 Form 10-K	55

4.GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table presents the changes in the carrying amount of our goodwill:

in millions	Primary	Other (3)	Consolidated
Goodwill, balance at January 28, 2024	$8,455	$—	$8,455
Acquisitions (1)	23	11,025	11,048
Other (2)	(28)	—	(28)
Goodwill, balance at February 2, 2025	8,450	11,025	19,475
Acquisitions (1)	86	2,757	2,843
Other (2)	28	(2)	26
Goodwill, balance at February 1, 2026	$8,564	$13,780	$22,344
—————
(1)    Activity in fiscal 2024 includes the preliminary determination of goodwill related to the SRS acquisition and other immaterial acquisitions completed during that fiscal year. Activity in fiscal 2025 includes the preliminary determination of goodwill related to the GMS acquisition and other immaterial acquisitions completed during that fiscal year. See Note 13 for details regarding the SRS and GMS acquisitions.
(2)     Primarily reflects the net impact of foreign currency translation as well as immaterial measurement period adjustments related to acquisitions completed in the prior fiscal year.
(3)     Amounts presented in the Other column represent goodwill activity within our SRS non-reportable operating segments.
During the third quarter of fiscal 2025, we completed our annual assessment of the recoverability of goodwill for our U.S., Canada, and Mexico reporting units that reside within our Primary segment. As the results of our most recent quantitative analysis in fiscal 2023 indicated that the fair value of each reporting unit substantially exceeded its respective carrying amount, we performed a qualitative assessment to determine if there were any indicators of impairment. Based on this assessment, we concluded that while there have been events and circumstances that have both positively and negatively impacted the fair values of our reporting units, no single factor or combination of factors is an indicator that it is more likely than not that the fair value of any of these reporting units was less than its carrying amount.
During the third quarter of fiscal 2025, we also completed our annual assessment of our SRS roofing and building products, landscape, and pool reporting units using a quantitative approach. The quantitative test for goodwill impairment was performed by determining the fair value of each reporting unit using a combination of discounted cash flow and market-based approaches. The results of our quantitative analysis indicated that the fair value of each reporting unit exceeded its respective carrying amount, including goodwill. Additionally, due to the proximity of the GMS acquisition date to our annual impairment assessment date, we concluded that there were no events or circumstances that would indicate that it is more likely than not that the fair value of the goodwill recognized in the acquisition was less than its carrying amount.
There were also no impairment charges related to goodwill in fiscal 2024 or fiscal 2023.
Intangible Assets
The following table presents information regarding our intangible assets:

	February 1, 2026			February 2, 2025
in millions	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-Lived Intangible Assets:
Customer relationships	$10,517	$(1,535)	$8,982	$8,845	$(1,035)	$7,810
Trade names	889	(191)	698	610	(86)	524
Other	1	(1)	—	11	(11)	—
Indefinite-Lived Intangible Assets:
Trade names	649		649	649		649
Total Intangible Assets	$12,056	$(1,727)	$10,329	$10,115	$(1,132)	$8,983

Fiscal 2025 Form 10-K	56

Our intangible asset amortization expense was $607 million, $425 million, and $186 million for fiscal 2025, fiscal 2024, and fiscal 2023, respectively.
The following table presents the estimated future amortization expense related to definite-lived intangible assets as of February 1, 2026:

in millions	Amortization Expense
Fiscal 2026	$683
Fiscal 2027	674
Fiscal 2028	654
Fiscal 2029	615
Fiscal 2030	578
Thereafter	6,476
Total	$9,680
During the third quarter of fiscal 2025, we completed our annual assessment of the recoverability of our indefinite-lived intangible assets based on quantitative factors and concluded that no impairment losses should be recognized.
There were no impairment charges related to any of our definite or indefinite-lived intangible assets in fiscal 2025, fiscal 2024, or fiscal 2023.
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
In July 2025, we increased our commercial paper program by $4.0 billion in connection with the anticipated financing of the GMS acquisition (see Note 13). In July 2025, in connection with the increase in the commercial paper program, we also entered into a new three-year $3.0 billion back-up credit facility scheduled to expire in July 2028, and a new 364-day $1.0 billion back-up credit facility scheduled to expire in July 2026, as well as amended and restated our existing 364-day $3.5 billion credit facility to extend the maturity from May 2026 to July 2026. In the aggregate, as of February 1, 2026, our commercial paper program allows for borrowings up to $11.0 billion and is supported by $11.0 billion of back-up credit facilities.
During fiscal 2025, all of our short-term borrowings were under our commercial paper program, and the maximum amount outstanding during that period was $5.8 billion. At February 1, 2026, we had $4.5 billion of outstanding borrowings under our commercial paper program with a weighted average interest rate of 3.7% and no outstanding borrowings under back-up credit facilities. At February 2, 2025, we had $316 million of outstanding borrowings under our commercial paper program with a weighted-average interest rate of 4.4% and no outstanding borrowings under back-up credit facilities.

Fiscal 2025 Form 10-K	57

Long-Term Debt
The following table presents details of the components of our long-term debt:

			Carrying Amount (1)
in millions	Interest Payable	Principal Amount	February 1, 2026	February 2, 2025
2.70% Senior notes due April 2025	Semi-annually	$—	$—	$500
5.125% Senior notes due April 2025	Semi-annually	—	—	500
3.35% Senior notes due September 2025	Semi-annually	—	—	999
4.00% Senior notes due September 2025	Semi-annually	—	—	749
Floating rate Senior notes due December 2025	Quarterly	—	—	599
5.10% Senior notes due December 2025	Semi-annually	—	—	898
3.00% Senior notes due April 2026	Semi-annually	1,300	1,299	1,297
5.15% Senior notes due June 2026	Semi-annually	1,500	1,499	1,496
2.125% Senior notes due September 2026	Semi-annually	1,000	999	997
4.95% Senior notes due September 2026	Semi-annually	750	749	747
2.875% Senior notes due April 2027	Semi-annually	750	748	747
2.50% Senior notes due April 2027	Semi-annually	750	749	747
4.875% Senior notes due June 2027	Semi-annually	1,000	997	995
2.80% Senior notes due September 2027	Semi-annually	1,000	993	984
0.90% Senior notes due March 2028	Semi-annually	500	498	497
1.50% Senior notes due September 2028	Semi-annually	1,000	997	995
3.75% Senior notes due September 2028	Semi-annually	500	498	—
3.90% Senior notes due December 2028	Semi-annually	1,000	987	972
4.90% Senior notes due April 2029	Semi-annually	750	745	744
2.95% Senior notes due June 2029	Semi-annually	1,750	1,704	1,672
4.75% Senior notes due June 2029	Semi-annually	1,250	1,241	1,239
2.70% Senior notes due April 2030	Semi-annually	1,500	1,401	1,359
3.95% Senior notes due September 2030	Semi-annually	500	496	—
1.375% Senior notes due March 2031	Semi-annually	1,250	1,192	1,173
4.85% Senior notes due June 2031	Semi-annually	1,000	991	989
1.875% Senior notes due September 2031	Semi-annually	1,000	955	939
3.25% Senior notes due April 2032	Semi-annually	1,250	1,241	1,240
4.50% Senior notes due September 2032	Semi-annually	1,250	1,244	1,244
4.95% Senior notes due June 2034	Semi-annually	1,750	1,727	1,725
4.65% Senior notes due September 2035	Semi-annually	1,000	993	—
5.875% Senior notes due December 2036	Semi-annually	3,000	2,901	2,879
3.30% Senior notes due April 2040	Semi-annually	1,250	1,111	1,071
5.40% Senior notes due September 2040	Semi-annually	500	496	496
5.95% Senior notes due April 2041	Semi-annually	1,000	991	991
4.20% Senior notes due April 2043	Semi-annually	1,000	953	937
4.875% Senior notes due February 2044	Semi-annually	1,000	983	982
4.40% Senior notes due March 2045	Semi-annually	1,000	981	981
4.25% Senior notes due April 2046	Semi-annually	1,600	1,587	1,587
3.90% Senior notes due June 2047	Semi-annually	1,150	1,145	1,145
4.50% Senior notes due December 2048	Semi-annually	1,500	1,467	1,466
3.125% Senior notes due December 2049	Semi-annually	1,250	1,191	1,176
3.35% Senior notes due April 2050	Semi-annually	1,500	1,473	1,473
2.375% Senior notes due March 2051	Semi-annually	1,250	1,171	1,152
2.75% Senior notes due September 2051	Semi-annually	1,000	984	984
3.625% Senior notes due April 2052	Semi-annually	1,500	1,460	1,459
4.95% Senior notes due September 2052	Semi-annually	1,000	981	980
5.30% Senior notes due June 2054	Semi-annually	1,500	1,467	1,466
3.50% Senior notes due September 2056	Semi-annually	1,000	975	974
5.40% Senior notes due June 2064	Semi-annually	500	488	489
Total senior notes		$48,800	$47,748	$49,731
Finance lease obligations; payable in varying installments through July 31, 2075			2,963	3,021
Other long-term debt			597	315
Total long-term debt			51,308	53,067
Less: current installments of long-term debt			4,967	4,582
Long-term debt, excluding current installments			$46,341	$48,485
—————
(1)    Includes unamortized discounts, premiums, debt issuance costs, and the effects of fair value hedges.

Fiscal 2025 Form 10-K	58

September 2025 Senior Notes Issuance. In September 2025, we issued three tranches of senior notes.
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
Senior Notes Redemption. All of our fixed rate notes may be redeemed by us at any time, in whole or in part, at the redemption price plus accrued and unpaid interest up to the redemption date. With respect to the 5.15% 2026 notes and 5.875% 2036 notes, the redemption price is equal to the greater of (1) 100% of the principal amount of the notes to be redeemed and (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes that would be due after the related redemption date. With respect to all other fixed rate notes, prior to the relevant Par Call Date, as defined in the respective notes, the redemption price is equal to the greater of (1) 100% of the principal amount of the notes to be redeemed and (2) the sum of the present values of the remaining scheduled payments of principal and interest to the Par Call Date. On or after the relevant Par Call Date, the redemption price is equal to 100% of the principal amount of such notes. Additionally, if a Change in Control Triggering Event occurs, as defined in the applicable notes, holders of such applicable notes have the right to require us to offer payment, in cash, for those notes equal to 101% of the aggregate principal amount of such notes plus accrued and unpaid interest up to the date of purchase.
The indentures governing our senior notes do not generally limit our ability to incur additional indebtedness or require us to maintain financial ratios or specified levels of net worth or liquidity. The indentures governing these notes contain various covenants, none of which are expected to impact our liquidity or capital resources.
Senior Notes Repayments. In December 2025, we repaid our $900 million 5.10% senior notes and $600 million floating rate senior notes at maturity. In September 2025, we repaid our $1.0 billion 3.35% and $750 million 4.00% senior notes at maturity. In April 2025, we repaid our $500 million 2.70% and $500 million 5.125% senior notes at maturity.
Maturities of Long-Term Debt. The following table presents our long-term debt maturities, excluding finance leases, as of February 1, 2026:

in millions	Principal
Fiscal 2026	$4,684
Fiscal 2027	3,625
Fiscal 2028	3,115
Fiscal 2029	3,852
Fiscal 2030	2,072
Thereafter	32,049
Total	$49,397
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

Fiscal 2025 Form 10-K	59

Fair Value Hedges. We had outstanding interest rate swap agreements with combined notional amounts of $5.4 billion at both February 1, 2026 and February 2, 2025. These agreements are accounted for as fair value hedges that swap fixed for variable rate interest to hedge changes in the fair values of certain senior notes. At February 1, 2026 and February 2, 2025, the fair values of these agreements totaled $558 million and $795 million, respectively, all of which are recognized in other long-term liabilities on our consolidated balance sheets. All of our interest rate swap agreements designated as fair value hedges meet the shortcut method requirements under GAAP. Accordingly, the changes in the fair values of these agreements offset the changes in the fair value of the hedged long-term debt. At February 1, 2026 and February 2, 2025, the carrying amount of long-term debt, excluding current installments, subject to fair value hedges was $14.6 billion and $14.3 billion, respectively.
Cash Flow Hedges. At February 1, 2026 and February 2, 2025, we had outstanding foreign currency forward contracts accounted for as cash flow hedges, which hedge the variability of forecasted cash flows associated with certain payments made in our foreign operations. At February 1, 2026 and February 2, 2025, the notional amounts and the fair values of these contracts were not material. Additionally, the realized and unrealized gains and losses on these instruments were not material during fiscal 2025, fiscal 2024, and fiscal 2023.
From time to time, we also use treasury locks or forward-starting interest rate swap agreements to hedge the variability in future interest payments attributable to changing interest rates on forecasted debt issuances. There were no such instruments outstanding as of February 1, 2026 or February 2, 2025. All previously settled arrangements were designated as cash flow hedges and thus, the corresponding losses were initially recognized in accumulated other comprehensive loss and are being amortized to interest expense over the life of the respective notes. Unamortized losses remaining in accumulated other comprehensive loss were immaterial as of February 1, 2026 and February 2, 2025, as were the losses recognized within interest expense for fiscal 2025, fiscal 2024, and fiscal 2023.
We expect an immaterial amount of losses related to cash flow hedges recorded in accumulated other comprehensive loss as of February 1, 2026 to be reclassified into earnings within the next 12 months.
Collateral. We generally enter into master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit our credit risk, we enter into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain derivative instruments exceeds or falls below contractually established thresholds. The cash collateral posted by the Company related to derivative instruments under our collateral security arrangements was $459 million and $668 million as of February 1, 2026 and February 2, 2025, respectively, which was recorded in other current assets on our consolidated balance sheets. We did not hold any cash collateral from counterparties as of February 1, 2026 or February 2, 2025.
6.INCOME TAXES
Provision for Income Taxes and Income Taxes Paid
The following table presents our earnings before the provision for income taxes:

in millions	Fiscal	Fiscal	Fiscal
	2025	2024	2023
United States	$17,431	$18,119	$18,681
Foreign	1,171	1,287	1,243
Total	$18,602	$19,406	$19,924

Fiscal 2025 Form 10-K	60

The following table presents our provision for income taxes:

in millions	Fiscal	Fiscal	Fiscal
	2025	2024	2023
Current:
Federal	$2,812	$3,417	$3,764
State	725	836	882
Foreign	414	386	365
Total current	3,951	4,639	5,011
Deferred:
Federal	503	(67)	(228)
State	46	25	12
Foreign	(54)	3	(14)
Total deferred	495	(39)	(230)
Provision for income taxes:
Federal	3,315	3,350	3,536
State	771	861	894
Foreign	360	389	351
Total	$4,446	$4,600	$4,781
The following table presents the reconciliation of our provision for income taxes at the federal statutory rate of 21% to the actual tax expense as well as our effective tax rate:

	Fiscal		Fiscal		Fiscal
in millions	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory income tax rate	$3,906	21.0%	$4,075	21.0%	$4,184	21.0%
State and local income taxes, net of federal income tax effect (1)	663	3.6	701	3.6	698	3.5
Foreign tax effects	190	1.0	164	0.8	133	0.7
Tax credits	(142)	(0.8)	(150)	(0.8)	(142)	(0.7)
Other adjustments (2)	(171)	(0.9)	(190)	(1.0)	(92)	(0.5)
Total	$4,446	23.9%	$4,600	23.7%	$4,781	24.0%
—————
Note: Certain percentages may not sum to totals due to rounding.
(1)    State taxes in California, Illinois, Massachusetts, New Jersey and New York made up the majority (greater than 50 percent) of the tax effect in this category.
(2)    Includes immaterial activities in nontaxable or nondeductible items, cross-border tax laws, and changes in unrecognized tax benefits. The Company had no activity in changes in federal tax laws or rates enacted in the current period or changes in federal valuation allowances.
The following table presents income taxes paid:

in millions	Fiscal	Fiscal	Fiscal
	2025	2024	2023
Federal	$3,590	$2,475	$3,737
Domestic state and local:
California	*	186	*
Other	799	606	854
Domestic state and local subtotal	799	792	854
Foreign	459	386	432
Total income taxes paid	$4,848	$3,653	$5,023
—————
*    The amount of income taxes paid during the year does not meet the 5% disaggregation threshold.

Fiscal 2025 Form 10-K	61

On July 4, 2025, the OBBBA was signed into law in the U.S., which contains a broad range of tax provisions, including the allowance to expense 100% of the cost of qualified property and immediate expensing of domestic research and experimental expenditures. The provisions of the OBBBA did not have a material impact to our fiscal 2025 effective tax rate. We have realized a reduction in our fiscal 2025 cash tax payments due to the above mentioned provisions.
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
Deferred Taxes
The following table presents the tax effects of temporary differences that give rise to significant portions of our deferred tax assets and deferred tax liabilities:

in millions	February 1, 2026	February 2, 2025
Assets:
Deferred compensation	$289	$230
Accrued self-insurance liabilities	262	271
State income taxes	118	133
Non-deductible reserves	450	475
Net operating losses	95	92
Lease liabilities	2,358	2,255
Deferred revenue	265	259
Other	79	77
Total deferred tax assets	3,916	3,792
Valuation allowance	(6)	(4)
Total deferred tax assets, net of valuation allowance	3,910	3,788
Liabilities:
Merchandise inventories	(26)	(12)
Property and equipment	(1,514)	(854)
Intangible assets and goodwill	(2,438)	(2,200)
Lease right-of-use assets	(2,276)	(2,178)
Tax on unremitted earnings	(42)	(54)
Other	(167)	(183)
Total deferred tax liabilities	(6,463)	(5,481)
Net deferred tax liabilities	$(2,553)	$(1,693)
The following table presents our deferred tax assets and deferred tax liabilities, netted by tax jurisdiction, as presented on the consolidated balance sheets:

in millions	Consolidated Balance Sheet Classification	February 1, 2026	February 2, 2025
Deferred tax assets	Other assets	$292	$269
Deferred tax liabilities	Deferred income taxes	(2,845)	(1,962)
Net deferred tax liabilities		$(2,553)	$(1,693)
As of February 1, 2026, we recorded immaterial amounts of deferred tax assets for net operating losses as well as tax credits, primarily related to state jurisdictions. These losses and credits expire at various dates beginning in fiscal 2026. We have concluded that it is more likely than not that tax benefits related to substantially all net operating losses and tax credits will be realized based upon the expectation that we will generate the necessary taxable income in future periods. The overall change in our valuation allowance was not material in fiscal 2025.

Fiscal 2025 Form 10-K	62

Reinvestment of Unremitted Earnings
Substantially all of our current year foreign cash earnings in excess of working capital and cash needed for strategic investments are not intended to be indefinitely reinvested offshore. Therefore, the tax effects of repatriation for applicable state taxes and foreign withholding taxes of such cash earnings have been provided for in the accompanying consolidated statements of earnings. We have the intent and ability to reinvest substantially all non-cash unremitted earnings of our non-U.S. subsidiaries indefinitely. Accordingly, no provision for state taxes or foreign withholding taxes was recorded on these unremitted earnings in the accompanying consolidated statements of earnings. It is impracticable for us to determine the amount of unrecognized deferred tax liabilities on these indefinitely reinvested earnings due to the complexities associated with the hypothetical calculation.
Tax Return Examination Status
Our income tax returns are routinely examined by U.S. federal, state and local, and foreign tax authorities. The Company remains subject to U.S. federal income tax examination for fiscal years 2015 through 2024, with the IRS currently examining our U.S. federal income tax returns for fiscal years 2016 through 2021. There are also ongoing U.S. state and local audits and other foreign audits covering fiscal years 2013 through 2023. We do not expect the results from any ongoing income tax audit to have a material impact on our consolidated financial condition, results of operations, or cash flows.
Unrecognized Tax Benefits
The following table reconciles the beginning and ending amount of our gross unrecognized tax benefits:

in millions	Fiscal	Fiscal	Fiscal
	2025	2024	2023
Unrecognized tax benefits balance at beginning of fiscal year	$627	$689	$643
Additions based on tax positions related to the current year	67	71	74
Additions for tax positions of prior years	11	3	13
Reductions for tax positions of prior years	(71)	(42)	(14)
Reductions due to settlements	(33)	(51)	—
Reductions due to lapse of statute of limitations	(42)	(43)	(27)
Unrecognized tax benefits balance at end of fiscal year	$559	$627	$689
Unrecognized tax benefits that, if recognized, would affect our annual effective income tax rate were $464 million, $509 million, and $568 million at February 1, 2026, February 2, 2025, and January 28, 2024, respectively.
Interest and Penalties
Interest and penalties associated with uncertain tax positions recognized in the consolidated statements of earnings were immaterial in fiscal 2025, fiscal 2024, and fiscal 2023. Our total accrued interest and penalties associated with uncertain tax positions were immaterial as of February 1, 2026 and February 2, 2025.

Fiscal 2025 Form 10-K	63

7.STOCKHOLDERS’ EQUITY
Stock Rollforward
The following table presents a reconciliation of the number of shares of our common stock outstanding and cash dividends per share:

shares in millions	Fiscal	Fiscal	Fiscal
	2025	2024	2023
Common stock:
Shares at beginning of year	1,800	1,796	1,794
Shares issued under employee stock plans, net	2	4	2
Shares at end of year	1,802	1,800	1,796
Treasury stock:
Shares at beginning of year	(806)	(804)	(778)
Repurchases of common stock	—	(2)	(26)
Shares at end of year	(806)	(806)	(804)
Shares outstanding at end of year	996	994	992
Cash dividends per share	$9.20	$9.00	$8.36
Share Repurchases
In August 2023, our Board approved a $15.0 billion share repurchase authorization that replaced the previous authorization of $15.0 billion, which was approved in August 2022. The August 2023 authorization does not have a prescribed expiration date. As of February 1, 2026, approximately $11.7 billion of the $15.0 billion share repurchase authorization remained available. In March 2024, we paused share repurchases and have not resumed repurchase activity as of February 1, 2026.
The following table presents information about our repurchases of common stock, all of which were completed through open market purchases:

	Fiscal	Fiscal	Fiscal
in millions	2025	2024	2023
Total number of shares repurchased	—	2	26
Total cost of shares repurchased	$—	$599	$8,074
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

Fiscal 2025 Form 10-K	64

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the assets and liabilities that are measured at fair value on a recurring basis:

	February 1, 2026	February 2, 2025
in millions	Fair Value (Level 2)	Fair Value (Level 2)
Derivative agreements – assets	$—	$—
Derivative agreements – liabilities	(559)	(795)
Total	$(559)	$(795)
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
We did not have any material assets or liabilities that were measured and recognized at fair value on a nonrecurring basis during fiscal 2025, fiscal 2024, or fiscal 2023. See Note 13 for discussion on the fair values of assets acquired and liabilities assumed in the SRS and GMS acquisitions.
Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents, receivables, accounts payable, short-term debt, and other long-term debt approximate fair value.
The following table presents the aggregate fair values and carrying amounts of our senior notes:

	February 1, 2026		February 2, 2025
in millions	Fair Value (Level 1)	Carrying Amount	Fair Value (Level 1)	Carrying Amount
Senior notes	$44,653	$47,748	$45,499	$49,731
9.STOCK-BASED COMPENSATION
Omnibus Stock Incentive Plan
The Home Depot, Inc. Omnibus Stock Incentive Plan, as Amended and Restated May 19, 2022 (the “Omnibus Plan”) provides that incentive and nonqualified stock options, restricted stock, restricted stock units, performance shares, performance units, deferred shares, stock appreciation rights, and other stock-based awards may be issued to certain of our associates and non-employee directors. Under the Omnibus Plan, the maximum number of shares of our common stock authorized for issuance is 80 million shares plus a number of shares (not to exceed 10 million) related to underlying awards outstanding as of May 19, 2022, which can be returned to the share pool if those awards are subsequently terminated or expire unexercised, or are cancelled, forfeited or lapse for any reason, with any award other than a stock option or stock appreciation right reducing the number of shares available for issuance by 2.11 shares. At February 1, 2026, there were approximately 67 million shares available for future grants under the Omnibus Plan.
The following table presents total stock-based compensation expense, net of estimated forfeitures, including expense related to our ESPPs, and related income tax benefit:

in millions	Fiscal	Fiscal	Fiscal
	2025	2024	2023
Pre-tax stock-based compensation expense	$524	$444	$382
Income tax benefit	(108)	(92)	(79)
After-tax stock-based compensation expense	$416	$352	$303
At February 1, 2026, there was $755 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of approximately three years.

Fiscal 2025 Form 10-K	65

The award types issued under the Omnibus Plan are as follows:
Stock Options. Under the terms of the Omnibus Plan, incentive stock options and nonqualified stock options must have an exercise price at or above the fair market value of our stock on the date of the grant. Typically, nonqualified stock options vest at the rate of 25% per year commencing on the second anniversary date of the grant and expire on the tenth anniversary date of the grant. These awards become non-forfeitable upon the associate reaching age 60, provided the associate has had at least five years of continuous service. There are no incentive stock options outstanding under the Omnibus Plan.
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
The following table presents the per share weighted average fair value of stock options granted and the assumptions used in determining fair value at the date of grant using the Black-Scholes option-pricing model:

	Fiscal	Fiscal	Fiscal
	2025	2024	2023
Per share weighted average fair value	$92.81	$95.50	$66.01
Risk-free interest rate	4.1%	4.2%	3.6%
Expected volatility	26.2%	24.6%	26.7%
Dividend yield	2.5%	2.4%	2.8%
Expected term	7 years	6 years	6 years
The risk-free interest rate is based on the U.S. Treasury (constant maturity) risk-free rate in effect at the date of grant for periods corresponding with the expected term of the options. Expected volatility is based on a combination of historical and implied volatility of our stock. The expected term is based on an analysis of historical and expected future exercise patterns.
The following table presents a summary of stock option activity by number of shares and weighted average exercise price during fiscal 2025:

shares in thousands	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,201	$228.23
Granted	249	364.09
Exercised	(257)	166.21
Forfeited	(37)	346.62
Outstanding at end of year	2,156	249.25
The following table presents the total intrinsic value of stock options exercised:

in millions	Fiscal	Fiscal	Fiscal
	2025	2024	2023
Total intrinsic value of stock options exercised	$57	$254	$152
The following table presents details regarding outstanding and exercisable stock options at February 1, 2026:

shares in thousands, dollars in millions, except for per share amounts	Number of Shares	Intrinsic Value	Weighted Average Remaining Life	Weighted Average Exercise Price
Outstanding	2,156	$272	4.7 years	$249.25
Exercisable	1,450	245	3.2 years	205.93
Shares of common stock issued from stock option exercises may be issued from authorized and unissued common stock or treasury stock.

Fiscal 2025 Form 10-K	66

Restricted Stock Awards. Restrictions on the restricted stock issued under the Omnibus Plan generally lapse over various periods up to five years. At the grant date of the award, recipients of restricted stock are granted voting rights and generally receive dividends on unvested shares, paid in the form of cash on each dividend payment date. Dividends paid on unvested shares were immaterial for fiscal 2025, fiscal 2024, and fiscal 2023. Additionally, the majority of our restricted stock awards may become non-forfeitable upon the associate reaching age 60, provided the associate has had at least five years of continuous service. The fair value of restricted stock is based on the closing stock price on the date of grant and is expensed over the period during which the restrictions lapse.
Restricted Stock Units. Each restricted stock unit entitles the associate to one share of common stock to be received upon vesting up to five years after the grant date. Additionally, the majority of these awards may become non-forfeitable upon the associate reaching age 60, provided the associate has had at least five years of continuous service. Recipients of restricted stock units have no voting rights until the vesting of the award. Recipients receive dividend equivalents that accrue on unvested units and are paid out in the form of additional shares of stock on the vesting date. The fair value of restricted stock units is based on the closing stock price on the date of grant and is expensed over the period during which the units vest.
The following table presents a summary of restricted stock and restricted stock unit activity during fiscal 2025:

shares in thousands	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	3,050	$323.61
Granted	1,365	365.48
Vested	(1,083)	295.37
Forfeited	(217)	346.38
Nonvested at end of year	3,115	350.21
The following table presents the total fair value of restricted stock and restricted stock units vested:

in millions	Fiscal	Fiscal	Fiscal
	2025	2024	2023
Total fair value vested	$390	$429	$312
Performance Share Awards. We also grant performance share awards under the Omnibus Plan. Recipients of performance share awards have no voting rights until the shares are issued following completion of the performance period. Dividend equivalents accrue on performance shares (as reinvested shares) and are paid upon the payout of the award based upon the actual number of shares earned.
Certain of these performance share awards provide for the issuance of shares of our common stock at the end of a three-year performance cycle based upon our performance against target average ROIC and operating profit over that performance cycle. These awards become non-forfeitable upon the associate reaching age 60, provided the associate has had at least five years of continuous service and minimum performance targets are achieved. The fair value of these performance share awards is based on the closing stock price on the date of grant.
Separately, in connection with, as well as subsequent to, the SRS acquisition, we also granted performance share awards to various SRS employees. These awards provide for the issuance of shares of our common stock at the end of a five-year performance period. A portion of these awards are subject to the achievement of SRS earnings before interest, taxes, depreciation and amortization (“EBITDA”) and sales targets, and a portion of these awards are subject to market conditions based on our stock price performance. The fair value of the portion of the awards subject to the achievement of EBITDA and sales targets were valued based on the closing stock price on the grant date. The portion of the awards subject to market conditions were valued using a Monte Carlo simulation on the date of grant.

Fiscal 2025 Form 10-K	67

The following table presents the per share weighted average fair value and the assumptions used in the Monte Carlo simulation for the market-based awards:

	Fiscal	Fiscal
	2025	2024
Per share weighted average fair value	$120.50	$125.92
Risk-free interest rate	3.8%	4.1%
Expected volatility	24.2%	25.4%
Dividend yield	2.5%	2.5%
Award term	4 years	5 years
The risk-free interest rate is based on the U.S. Treasury (constant maturity) risk-free rate in effect at the date of grant for periods corresponding with the term of the award. Expected volatility is based on a combination of historical and implied volatility of our stock. The award term is based on the vesting period of the award.
The following table presents a summary of performance share activity during fiscal 2025:

shares in thousands	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	1,208	$296.42
Granted	384	315.42
Vested	(29)	317.05
Forfeited	(120)	303.96
Nonvested at end of year	1,443	300.43

The following table presents the total fair value of performance shares vested:

in millions	Fiscal	Fiscal	Fiscal
	2025	2024	2023
Total fair value vested	$11	$83	$100
Deferred Shares. We grant awards of deferred shares to non-employee directors under the Omnibus Plan. Each deferred share entitles the non-employee director to one share of common stock to be received following termination of Board service. Recipients of deferred shares have no voting rights and receive dividend equivalents that accrue and are paid out in the form of additional shares of stock upon payout of the underlying shares following termination of service. The fair value of the deferred shares is based on the closing stock price on the date of grant and is expensed immediately upon grant. Deferred shares granted to non-employee directors were immaterial during fiscal 2025, fiscal 2024, and fiscal 2023.
Employee Stock Purchase Plans
We maintain two ESPPs: a U.S. and a non-U.S. plan. The plan for U.S. associates is a tax-qualified plan under Section 423 of the Internal Revenue Code. The non-U.S. plan is not a Section 423 plan. At February 1, 2026, there were approximately 13 million shares available under the U.S. plan and approximately 18 million shares available under the non-U.S. plan. The purchase price of shares under the ESPPs is equal to 85% of the stock’s fair market value on the last day of the purchase period, which is a six-month period ending on December 31 and June 30 of each year. During fiscal 2025, there were approximately 1 million shares purchased under the ESPPs at an average price of $302.50. Under the outstanding ESPPs at February 1, 2026, associates have contributed $33 million to purchase shares at 85% of the stock’s fair market value on the last day of the current purchase period, June 30, 2026.

Fiscal 2025 Form 10-K	68

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
The following table presents our contributions to the Benefit Plans and the Restoration Plans:

in millions	Fiscal	Fiscal	Fiscal
	2025	2024	2023
Contributions to the Benefit Plans and the Restoration Plans	$382	$347	$293
At February 1, 2026, the Benefit Plans and the Restoration Plans held a total of 4.4 million shares of our common stock in trusts for plan participants.
11.WEIGHTED AVERAGE COMMON SHARES
The following table presents the reconciliation of our basic to diluted weighted average common shares as well as the number of anti-dilutive securities excluded from diluted weighted average common shares:

in millions	Fiscal	Fiscal	Fiscal
	2025	2024	2023
Basic weighted average common shares	993	990	999
Effect of potentially dilutive securities (1)	2	3	3
Diluted weighted average common shares	995	993	1,002

Anti-dilutive securities excluded from diluted weighted average common shares	—	—	1
—————
(1)    Represents the dilutive impact of stock-based awards.
12.COMMITMENTS AND CONTINGENCIES
At February 1, 2026, we had outstanding letters of credit totaling $738 million, primarily related to certain business transactions, including insurance programs, trade contracts, and construction contracts.
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

Fiscal 2025 Form 10-K	69

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
Allocation of Consideration Transferred. We recorded a preliminary allocation of the purchase price to assets acquired and liabilities assumed based on their estimated fair values as of September 4, 2025. The following table summarizes our preliminary purchase price allocation, including resulting goodwill:

in millions	Preliminary Fair Value
Cash and cash equivalents	$136
Receivables	899
Merchandise inventories	568
Property and equipment	715
Goodwill	2,610
Intangible assets	1,800
Other current and non-current assets	458
Total assets acquired	$7,186
Accounts payable	$380
Other current liabilities	414
Senior notes (1)	354
Deferred income taxes (2)	403
Other long-term liabilities	554
Total liabilities assumed	$2,105
Net assets acquired	$5,081
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

in millions	Weighted Average Useful Life (Years)	Preliminary Fair Value
Customer relationships	19	$1,540
Trade names	7	260
Total identifiable intangible assets		$1,800

Fiscal 2025 Form 10-K	70

The goodwill arising from the acquisition is calculated as the excess of the purchase price over the net assets acquired and is attributable to anticipated (i) growth acceleration in the residential and commercial Pro market; (ii) expanded capabilities and product categories; (iii) additional addressable market opportunities; (iv) enhanced delivery network capabilities; and (v) growth in sales force. We expect approximately $214 million of goodwill related to the acquisition to be deductible for U.S. federal and state income tax purposes. As the valuation is preliminary, we have not yet finalized the assignment of goodwill to our reporting units, and no goodwill related to the GMS acquisition currently resides in our Primary segment.
We have completed preliminary valuation analyses necessary to assess the fair values of the assets acquired and liabilities assumed and the amount of goodwill to be recognized as of the acquisition date. These fair values were based on management’s estimates and assumptions; however, the amounts indicated above are preliminary in nature and are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the acquisition date. Accordingly, there may be adjustments to the assigned values of acquired assets and liabilities. The primary areas that remain preliminary include, but are not limited to, intangible assets, including the preliminary assumptions used in their estimates of fair values and their respective estimated useful lives, the valuation of certain tangible assets, income taxes, and residual goodwill. The final determination of the fair values, related income tax impacts, and residual goodwill will be completed as soon as practicable, and within the measurement period of up to one year from the acquisition date as permitted under GAAP. Any adjustments to provisional amounts that are identified during the measurement period will be recorded in the reporting period in which the adjustment is determined. Measurement period adjustments recognized during fiscal 2025 were immaterial.
Results of Operations. Net sales attributable to GMS since the completion of the acquisition and included within our results of operations for fiscal 2025 totaled $2.0 billion. Net earnings attributable to GMS since the completion of the acquisition and included within our results of operations for fiscal 2025 were immaterial.
Pro forma results of operations are not presented as the effect of the acquisition was not material to our financial results.
SRS Acquisition
On March 27, 2024, we entered into a definitive agreement to acquire SRS, a leading residential specialty trade distribution company across several verticals serving the professional roofer, landscaper and pool contractor. On June 18, 2024, following the satisfaction or waiver of the applicable closing conditions, including receipt of the requisite regulatory approvals, the acquisition was completed and all merger consideration was transferred. Under the terms of the merger agreement, a subsidiary of The Home Depot, Inc. merged with and into Shingle Acquisition Holdings, Inc., the parent company of SRS, with Shingle Acquisition Holdings, Inc. as the surviving entity and a wholly owned subsidiary of the Company. The acquisition was completed to accelerate the Company’s growth with Pros, including establishing the Company as a leading specialty trade distributor across multiple verticals, complementing our existing capabilities, and enabling us to better serve complex project purchase occasions with the renovator/remodeler. We primarily used a combination of proceeds from commercial paper borrowings, the issuance of long-term debt, as well as cash on hand to fund the acquisition.
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
Fair Value of Consideration Transferred. The following table summarizes total purchase consideration:

in millions
Total cash consideration	$17,707
Fair value of common stock issued (1)	321
Total purchase consideration	$18,028

Fiscal 2025 Form 10-K	71

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
Allocation of Consideration Transferred. The following table summarizes our purchase price allocation, including resulting goodwill:

in millions	Fair Value
Cash and cash equivalents	$161
Receivables	1,831
Merchandise inventories	1,988
Property and equipment	789
Goodwill	11,003
Intangible assets	5,780
Other current and non-current assets	744
Total assets acquired	$22,296
Accounts payable	$1,791
Other current liabilities	584
Deferred tax liabilities (1)	1,111
Other long-term liabilities	782
Total liabilities assumed	$4,268
Net assets acquired	$18,028
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
The goodwill arising from the acquisition is attributable to anticipated (i) growth acceleration in the Pro market; (ii) expansion in high growth verticals including roofing; (iii) additional addressable market opportunities; (iv) enhanced delivery network capabilities; and (v) growth in sales force. We expect approximately $1.0 billion of goodwill related to the acquisition to be deductible for U.S. federal and state income tax purposes. The goodwill has been allocated to our SRS roofing and building products, landscape, and pool reporting units and no goodwill related to the SRS acquisition resides in our Primary segment.
Results of Operations. Net sales attributable to SRS since the completion of the acquisition and included within our results of operations for fiscal 2024 totaled $6.4 billion. Net earnings attributable to SRS since the completion of the acquisition and included within our results of operations for fiscal 2024 were immaterial.

Fiscal 2025 Form 10-K	72

Pro forma results of operations are not presented as the effect of the acquisition was not material to our financial results.
Other Acquisitions
All other acquisitions completed during fiscal 2025 and fiscal 2024 were immaterial both individually and in the aggregate.
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
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 1, 2026 based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of February 1, 2026 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
Management excluded GMS, which was acquired on September 4, 2025, from our assessment of internal control over financial reporting as of February 1, 2026. GMS represents approximately 3% of the Company’s consolidated total assets, excluding goodwill and intangible assets, and approximately 1% of the Company’s consolidated net sales as of and for the year ended February 1, 2026. This exclusion is in accordance with the SEC staff's general guidance that an assessment of an acquired business may be omitted from the scope of management's assessment of the effectiveness of internal control over financial reporting for one year following the acquisition. See Note 13 to our consolidated financial statements for further discussion of the GMS acquisition.
The effectiveness of our internal control over financial reporting as of February 1, 2026 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
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
Except as described above, there were no other changes in our internal control over financial reporting during the fiscal quarter ended February 1, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Fiscal 2025 Form 10-K	73

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors
The Home Depot, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited The Home Depot, Inc. and its subsidiaries' (the Company) internal control over financial reporting as of February 1, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 1, 2026 and February 2, 2025, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 1, 2026, and the related notes (collectively, the consolidated financial statements), and our report dated March 18, 2026 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired GMS Inc. (GMS) during fiscal 2025, and management excluded GMS from its assessment of the effectiveness of the Company’s internal control over financial reporting as of February 1, 2026. GMS represents approximately 3% of the Company’s consolidated total assets, excluding goodwill and intangible assets, and approximately 1% of the Company’s consolidated net sales as of and for the fiscal year ended February 1, 2026. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of GMS.
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
/s/ KPMG LLP
Atlanta, Georgia
March 18, 2026

Fiscal 2025 Form 10-K	74

Item 9B. Other Information.
During the fiscal quarter ended February 1, 2026, no director or executive officer (as defined in the rules under Section 16 of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item, other than the information regarding the executive officers set forth below, is incorporated by reference to the sections entitled “Election of Directors,” “Corporate Governance,” “Executive Compensation,” “General,” and “Audit Committee Report” in our Proxy Statement for the 2026 Annual Meeting of Shareholders (“Proxy Statement”).
Executive officers are appointed by, and serve at the pleasure of, the Board. Our executive officers are as follows:
WILLIAM D. BASTEK, age 59, has been Executive Vice President – Merchandising, since March 2023. From January 2019 to March 2023, Mr. Bastek served as Senior Vice President of Merchandising, Hardlines for the Company, responsible for merchandising and marketing strategies for hardware and garden. Prior to that role, he was Merchandising Vice President for hardware and tools from December 2013 to January 2019. Mr. Bastek began his career in 1989 at HD Supply, formerly known as Maintenance Warehouse, which was originally acquired by the Company in 1997. Mr. Bastek has served in various roles of increasing responsibility, including Global Product Merchant, Senior Merchant, Divisional Merchandise Manager and Merchandising Vice President for building materials.
JORDAN BROGGI, age 42, has been Executive Vice President – Customer Experience and President – Online since June 2024. He served as Senior Vice President and President – Online from May 2022 to June 2024. From October 2020 through May 2022, he served as Senior Vice President, Finance and from October 2016 to October 2020, he served as Vice President, Finance. Mr. Broggi joined the Company in 2013 and has held roles of increasing responsibility in merchandising finance, supply chain finance, financial planning and analysis and strategic business development. Prior to joining the Company, he held various positions in finance and strategy with LexisNexis, Bain & Company, and General Motors.
ANGELA BROWN, age 50, has been Executive Vice President and Chief Information Officer since May 2025. Since starting her career with the Company in 1998 as an associate systems engineer, she has held roles of increasing responsibility in the technology organization. She most recently served as Senior Vice President of Information Technology from May 2022 to May 2025, where she and her team were responsible for developing technology solutions for merchandising, online, customer, marketing, Pro and supply chain functions. From 2017 to May 2022, she served as Vice President, Information Services.
ANN-MARIE CAMPBELL, age 60, has been Senior Executive Vice President since November 2023. Ms. Campbell began her career with the Company in 1985 as a cashier and has held roles of increasing responsibility during her tenure. From October 2020 to October 2023, she served as Executive Vice President – U.S. Stores and International Operations, from February 2016 to October 2020, she served as Executive Vice President – U.S. Stores, from January 2009 to February 2016, she served as Division President of the Southern Division, and from December 2005 to January 2009, she served as Vice President – Vendor Services.
JOHN DEATON, age 52, has been Executive Vice President – Supply Chain & Product Development since November 2021. From April 2021 to October 2021, he served as Senior Vice President – Operations; from May 2017 to April 2021, he served as Senior Vice President – Supply Chain; from July 2011 to April 2017, he served as Senior Vice President – Brand and Product Development; and from April 2007 to June 2011, he served as Vice President – Supply Chain.

Fiscal 2025 Form 10-K	75

EDWARD P. DECKER, age 63, has served as our Chair since October 2022, and as our President and Chief Executive Officer since March 2022. He served as our President and Chief Operating Officer from October 2020 through February 2022. From August 2014 to October 2020, he served as Executive Vice President – Merchandising, and from October 2006 through July 2014, he served as Senior Vice President – Retail Finance, Pricing Analytics, and Assortment Planning. Mr. Decker joined the Company in 2000 and held various strategic planning roles, including serving as Vice President – Strategic Business Development from November 2002 to April 2006 and Senior Vice President – Strategic Business and Asset Development from April 2006 to September 2006. Prior to joining the Company, Mr. Decker held various positions in strategic planning, business development, finance, and treasury at Kimberly-Clark Corp. and Scott Paper Co., both of which are consumer products companies.
RICHARD V. McPHAIL, age 55, has been Executive Vice President and Chief Financial Officer since September 2019. From August 2017 through August 2019, he served as Senior Vice President, Finance Control and Administration of the Company, and was responsible for financial planning and analysis, enterprise financial reporting and operations, commercial financial services, treasury, tax, and international financial operations. From August 2014 to September 2017, he served as Senior Vice President, Finance, with responsibility for U.S. Retail finance, strategic and financial planning, and business development activity. Mr. McPhail served as Senior Vice President, Global FP&A, Strategy, and New Business Development, from March 2013 to August 2014. Mr. McPhail joined the Company in 2005 and served in roles of increasing responsibility in finance, strategy and business development from May 2005 to March 2013. Prior to joining the Company, Mr. McPhail served as executive vice president of corporate finance for Marconi Corporation plc in London, England. Prior to Marconi, Mr. McPhail held positions with Wachovia Securities and Arthur Andersen.
TERESA WYNN ROSEBOROUGH, age 67, has been Executive Vice President, General Counsel and Corporate Secretary since November 2011. From April 2006 through November 2011, Ms. Roseborough served in several legal positions with MetLife, Inc., a provider of insurance and other financial services, including Senior Chief Counsel – Compliance & Litigation and as Deputy General Counsel. Prior to joining MetLife, Ms. Roseborough was a partner with the law firm Sutherland Asbill & Brennan LLP from February 1996 through March 2006 and a Deputy Assistant Attorney General in the Office of Legal Counsel of the United States Department of Justice from January 1994 through February 1996. Ms. Roseborough serves as a director of Hartford Insurance Group, Inc. (formerly known as The Hartford Financial Services Group, Inc.), an investment and insurance company.
MICHAEL ROWE, age 58, currently serves as Executive Vice President - Pro. He previously served as President of The Home Depot Canada from October 2020 to February 2025. From November 2016 to October 2020, he served as Vice President of Online, Marketing and Contractor Services for The Home Depot Canada, where he was responsible for marketing, advertising, e-commerce, installation services, contractor services, and strategy. Mr. Rowe joined the Company in 2006, serving in various roles for The Home Depot Canada, including Chief Financial Officer, Vice President of Finance and Contractor Services, Procurement and Strategic Business Development. Prior to joining the Company, Mr. Rowe held positions of increasing responsibility at Maple Leaf Foods, Reckitt Benckiser and Procter & Gamble.
STEPHANIE SMITH, age 49, has served as Executive Vice President – Human Resources since June 2025. She previously served as Executive Vice President supporting the Human Resources function from February 2025 to June 2025. Ms. Smith joined the Company in 2003 in store operations and has held roles of increasing responsibility in store operations, merchandising operations and supply chain since that time. She served as Senior Vice President of Supply Chain from May 2019 to February 2025. In that role, she was responsible for inventory management, transportation, delivery, and supply chain analytics functions across all customer-selling channels, including store, online and Pro. Prior to joining the Company, Ms. Smith was a consultant with Ernst & Young, LLP.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the sections entitled “Executive Compensation,” “Director Compensation,” “Leadership Development and Compensation Committee Report,” and “CEO Pay Ratio” in our Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the sections entitled “Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” in our Proxy Statement.

Fiscal 2025 Form 10-K	76

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
The following documents are filed as part of this report:
1. Financial Statements
The following financial statements are set forth in Item 8 hereof:
•Report of Independent Registered Public Accounting Firm (KPMG LLP, Atlanta, GA, Auditor Firm ID: 185);
•Consolidated Balance Sheets as of February 1, 2026 and February 2, 2025;
•Consolidated Statements of Earnings for fiscal 2025, fiscal 2024, and fiscal 2023;
•Consolidated Statements of Comprehensive Income for fiscal 2025, fiscal 2024, and fiscal 2023;
•Consolidated Statements of Stockholders’ Equity for fiscal 2025, fiscal 2024, and fiscal 2023;
•Consolidated Statements of Cash Flows for fiscal 2025, fiscal 2024, and fiscal 2023; and
•Notes to Consolidated Financial Statements.
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

Exhibit	Description	Reference
2.1	Agreement and Plan of Merger, dated as of March 27, 2024 by and among The Home Depot, Inc., Star Acquisition Merger Sub Inc., Shingle Acquisition Holdings, Inc. and Shingle Acquisition, LP	Form 10-Q for the fiscal quarter ended April 28, 2024, Exhibit 2.1
3.1	Amended and Restated Certificate of Incorporation of The Home Depot, Inc.	Form 10-Q for the fiscal quarter ended July 31, 2011, Exhibit 3.1
3.2	By-Laws of The Home Depot, Inc. (As Amended and Restated Effective November 20, 2025)	Form 8-K filed November 24, 2025, Exhibit 3.2
4.1	Indenture, dated as of May 4, 2005, between The Home Depot, Inc. and The Bank of New York Mellon Trust Company, N.A. (fka The Bank of New York Trust Company, N.A.), as Trustee	Form S-3 (File No. 333-124699) filed May 6, 2005, Exhibit 4.1
4.2	Indenture, dated as of August 24, 2012, between The Home Depot, Inc. and Deutsche Bank Trust Company Americas, as Trustee	Form S-3 (File No. 333-183621) filed August 29, 2012, Exhibit 4.3

Fiscal 2025 Form 10-K	77

Exhibit		Description	Reference
4.3		Description of Securities	Form 10-K for the fiscal year ended February 2, 2020, Exhibit 4.33
10.1	†	The Home Depot, Inc. 1997 Omnibus Stock Incentive Plan	Form 10-Q for the fiscal quarter ended August 4, 2002, Exhibit 10.1
10.2	†	Form of Executive Employment Death Benefit Agreement	Form 10-K for the fiscal year ended February 3, 2013, Exhibit 10.2
10.3	†	The Home Depot Deferred Compensation Plan for Officers (As Amended and Restated Effective January 1, 2008)	Form 8-K filed August 20, 2007, Exhibit 10.1
10.4	†	Amendment No. 1 to The Home Depot Deferred Compensation Plan for Officers (As Amended and Restated Effective January 1, 2008)	Form 10-K for the fiscal year ended January 31, 2010, Exhibit 10.4
10.5	†	Amendment No. 2 to The Home Depot Deferred Compensation Plan for Officers (As Amended and Restated Effective January 1, 2008)	Form 10-K for the fiscal year ended January 31, 2021, Exhibit 10.5
10.6	†	The Home Depot, Inc. Omnibus Stock Incentive Plan, as Amended and Restated May 19, 2022	Form 10-Q for the fiscal quarter ended July 31, 2022, Exhibit 10.1
10.7	†	The Home Depot FutureBuilder Restoration Plan	Form 8-K filed August 20, 2007, Exhibit 10.2
10.8	†	Amendment No.1 to The Home Depot FutureBuilder Restoration Plan	Form 10-K for the fiscal year ended February 2, 2014, Exhibit 10.8
10.9	†	The Home Depot, Inc. Nonemployee Directors’ Deferred Stock Compensation Plan	Form 8-K filed August 20, 2007, Exhibit 10.3
10.10	†	The Home Depot Amended and Restated Management Incentive Plan (effective January 31, 2022)	Form 8-K filed May 24, 2022, Exhibit 10.1
10.11	†	The Home Depot, Inc. Amended and Restated Employee Stock Purchase Plan, as amended and restated effective July 1, 2012	Form 10-Q for the fiscal quarter ended April 29, 2012, Exhibit 10.1
10.12	†	Form of Deferred Share Award (Nonemployee Director) Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan	Form 8-K filed November 15, 2007, Exhibit 10.1
10.13	†	Form of Executive Officer Equity Award Agreement (Nonqualified Stock Option) Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed March 8, 2016, Exhibit 10.1
10.14	†	Form of Deferred Share Award (Nonemployee Director) Pursuant to The Home Depot, Inc. 2005 Omnibus Stock Incentive Plan	Form 10-K for the fiscal year ended January 29, 2017, Exhibit 10.21
10.15	†	Form of Executive Officer Equity Award Agreement (Nonqualified Stock Option) Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed February 28, 2018, Exhibit 10.3
10.16	†	Form of Executive Officer Equity Award Agreement (Nonqualified Stock Option) Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed March 4, 2019, Exhibit 10.3
10.17	†	Form of Executive Officer Equity Award Agreement Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed March 2, 2020, Exhibit 10.1
10.18	†	Form of Executive Officer Restricted Stock and Stock Option Award Agreement Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 10-Q for the fiscal quarter ended November 1, 2020, Exhibit 10.4
10.19	†	Form of Executive Officer Equity Award Agreement Pursuant to The Home Depot, Inc. Amended and Restated 2005 Omnibus Stock Incentive Plan	Form 8-K filed March 1, 2021, Exhibit 10.1

Fiscal 2025 Form 10-K	78

Exhibit		Description	Reference
10.20	†
Form of Executive Officer Equity Award Agreement (Performance Shares, Performance-Based Restricted Stock and Nonqualified Stock Options) Pursuant to The Home Depot, Inc. Omnibus Stock Incentive Plan, as Amended and Restated May 19, 2022
Form 8-K filed May 24, 2022, Exhibit 10.2
10.21	†	Form of Executive Officer Equity Award Agreement (Restricted Stock and Nonqualified Stock Options) Pursuant to The Home Depot, Inc. Omnibus Stock Incentive Plan, as Amended and Restated May 19, 2022	Form 8-K filed May 24, 2022, Exhibit 10.3
10.22	†
Form of Executive Officer Equity Award Agreement (Performance Shares, Performance-Based Restricted Stock and Nonqualified Stock Options) Pursuant to The Home Depot, Inc. Omnibus Stock Incentive Plan, as Amended and Restated May 19, 2022
Form 8-K filed February 28, 2023, Exhibit 10.1
10.23	†	Form of Executive Officer Equity Award Agreement (Restricted Stock and Nonqualified Stock Options) Pursuant to The Home Depot, Inc. Omnibus Stock Incentive Plan, as Amended and Restated May 19, 2022	Form 8-K filed February 28, 2023, Exhibit 10.2
10.24	†	Form of Nonemployee Director Deferred Share Award Agreement Pursuant to The Home Depot, Inc. Omnibus Stock Incentive Plan, as Amended and Restated May 19, 2022	Form 8-K filed May 24, 2022, Exhibit 10.4
10.25	†
Form of Executive Officer Equity Award Agreement (Performance Shares, Performance-Based Restricted Stock and Nonqualified Stock Options) Pursuant to The Home Depot, Inc. Omnibus Stock Incentive Plan, as Amended and Restated May 19, 2022
Form 10-Q for the fiscal quarter ended May 4, 2025, Exhibit 10.1
10.26	†	Employment Arrangement between Edward P. Decker and The Home Depot, Inc., dated February 24, 2022	Form 10-Q for the fiscal quarter ended May 1, 2022, Exhibit 10.1
10.27	†	Employment Arrangement between Richard V. McPhail and The Home Depot, Inc., dated October 1, 2020	Form 10-Q for the fiscal quarter ended November 1, 2020, Exhibit 10.1
10.28	†	Employment Arrangement between William D. Bastek and The Home Depot, Inc., dated March 14, 2023	Form 10-K for the fiscal year ended February 2, 2025, Exhibit 10.30
10.29	†	Employment Arrangement between Ann-Marie Campbell and The Home Depot, Inc., dated October 25, 2023	Form 10-Q for the fiscal quarter ended October 29, 2023, Exhibit 10.1
10.30	†*	Employment Arrangement between Jordan Broggi and The Home Depot, Inc., dated May 28, 2024
10.31	†*	Separation Agreement and Release between Fahim Siddiqui and The Home Depot, Inc. dated May 30, 2025
10.32	†*	Separation Agreement and Release between Hector Padilla and The Home Depot, Inc. dated September 17, 2025
19.1		Insider Trading Policy	Form 10-K for the fiscal year ended February 2, 2025, Exhibit 19.1
21	*	List of Subsidiaries of the Company
23	*	Consent of Independent Registered Public Accounting Firm
31.1	*	Certification of the Chair, President and Chief Executive Officer pursuant to Rule 13a-14(a)

Fiscal 2025 Form 10-K	79

Exhibit		Description	Reference
31.2	*	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a)
32.1	‡	Certification of the Chair, President and Chief Executive Officer furnished pursuant Section 906 of the Sarbanes-Oxley Act of 2002
32.2	‡	Certification of Executive Vice President and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97		The Home Depot, Inc. Executive Compensation Clawback Policy	Form 10-K for the fiscal year ended January 28, 2024, Exhibit 97
101.INS	*	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
—————
†    Management contract or compensatory plan or arrangement
*    Filed herewith
‡    Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of the SEC’s Regulation S-K

Item 16. Form 10-K Summary.
None.

Fiscal 2025 Form 10-K	80

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HOME DEPOT, INC. (Registrant)

By:	/s/ EDWARD P. DECKER
Edward P. Decker, Chair, President and Chief Executive Officer

Date:	March 18, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 18, 2026.

Signature	Title

/s/ EDWARD P. DECKER	Chair, President and Chief Executive Officer (Principal Executive Officer)
Edward P. Decker

/s/ RICHARD V. MCPHAIL	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Richard V. McPhail

/s/ KIMBERLY R. SCARDINO	Senior Vice President — Finance, Chief Accounting Officer and Controller (Principal Accounting Officer)
Kimberly R. Scardino

/s/ GERARD J. ARPEY	Director
Gerard J. Arpey

/s/ ARI BOUSBIB	Director
Ari Bousbib

/s/ JEFFERY H. BOYD	Director
Jeffery H. Boyd

/s/ GREGORY D. BRENNEMAN	Director
Gregory D. Brenneman

/s/ J. FRANK BROWN	Director
J. Frank Brown

/s/ WAYNE M. HEWETT	Director
Wayne M. Hewett

/s/ MANUEL KADRE	Director
Manuel Kadre

/s/ STEPHANIE C. LINNARTZ	Director
Stephanie C. Linnartz

/s/ PAULA A. SANTILLI	Director
Paula A. Santilli

/s/ CARYN SEIDMAN-BECKER	Director
Caryn Seidman-Becker

/s/ ASHA SHARMA	Director
Asha Sharma

Fiscal 2025 Form 10-K	81