Form 10-Q
period 2026-05-03
HOME DEPOT, INC.
filed 2026-05-27
CIK 354950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
997,116,682 shares of common stock, $0.05 par value, outstanding as of May 19, 2026

Fiscal Q1 2026 Form 10-Q	i

COMMONLY USED OR DEFINED TERMS

Term	Definition
Comparable sales	As defined in the Results of Operations section of MD&A
Exchange Act	Securities Exchange Act of 1934, as amended
fiscal 2024	Fiscal year ended February 2, 2025 (includes 53 weeks)
fiscal 2025	Fiscal year ended February 1, 2026 (includes 52 weeks)
fiscal 2026	Fiscal year ending January 31, 2027 (includes 52 weeks)
GAAP	U.S. generally accepted accounting principles
GMS	GMS Inc.
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NOPAT	Net operating profit after tax
Pro	Professional customer
Restoration Plans	Home Depot FutureBuilder Restoration Plan and HD Supply Restoration Plan
ROIC	Return on invested capital
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SG&A	Selling, general, and administrative expenses
SRS	SRS Distribution Inc.
2025 Form 10-K	Annual Report on Form 10-K for fiscal 2025 as filed with the SEC on March 18, 2026

Fiscal Q1 2026 Form 10-Q	ii

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
These statements are not guarantees of future performance and are subject to future events, risks and uncertainties — many of which are beyond our control, dependent on the actions of third parties, or currently unknown to us — as well as potentially inaccurate assumptions that could cause actual results to differ materially from our historical experience and our expectations and projections. These risks and uncertainties include, but are not limited to, those described elsewhere in this report and in Part I, Item 1A. Risk Factors of the 2025 Form 10-K and elsewhere in the 2025 Form 10-K, and also as described from time to time in reports subsequently filed with the SEC. You should read such information in conjunction with our consolidated financial statements and related notes and Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report. There also may be other factors that we cannot anticipate or that are not described herein, generally because we do not currently perceive them to be material. Such factors could cause results to differ materially from our expectations. Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements other than as required by law. You are advised, however, to review any further disclosures we make on related subjects in our filings with the SEC and in our other public statements.

Fiscal Q1 2026 Form 10-Q	iii

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
THE HOME DEPOT, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

in millions, except per share data	May 3, 2026	February 1, 2026
Assets
Current assets:
Cash and cash equivalents	$1,601	$1,389
Receivables, net	6,624	5,597
Merchandise inventories	27,280	25,817
Other current assets	1,667	1,588
Total current assets	37,172	34,391
Net property and equipment	27,930	28,021
Operating lease right-of-use assets	9,275	9,204
Goodwill	22,479	22,344
Intangible assets, net	10,244	10,329
Other assets	804	806
Total assets	$107,904	$105,095

Liabilities and Stockholders' Equity
Current liabilities:
Short-term debt	$3,503	$4,464
Accounts payable	14,373	11,491
Accrued salaries and related expenses	2,237	2,529
Sales taxes payable	800	508
Deferred revenue	2,682	2,575
Income taxes payable	851	114
Current installments of long-term debt	5,178	4,967
Current operating lease liabilities	1,484	1,418
Other accrued expenses	4,472	4,358
Total current liabilities	35,580	32,424
Long-term debt, excluding current installments	44,828	46,341
Long-term operating lease liabilities	8,164	8,160
Deferred income taxes	2,898	2,845
Other long-term liabilities	2,560	2,512
Total liabilities	94,030	92,282
Contingencies (Note 9)
Common stock, par value $0.05; authorized: 10,000 shares; issued: 1,803 shares at May 3, 2026 and 1,802 shares at February 1, 2026; outstanding: 997 shares at May 3, 2026 and 996 shares at February 1, 2026	90	90
Paid-in capital	14,907	14,809
Retained earnings	95,506	94,537
Accumulated other comprehensive loss	(658)	(652)
Treasury stock, at cost, 806 shares at May 3, 2026 and February 1, 2026	(95,971)	(95,971)
Total stockholders’ equity	13,874	12,813
Total liabilities and stockholders’ equity	$107,904	$105,095
—————
See accompanying notes to consolidated financial statements.

Fiscal Q1 2026 Form 10-Q	1

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended
in millions, except per share data	May 3, 2026	May 4, 2025
Net sales	$41,765	$39,856
Cost of sales	27,984	26,397
Gross profit	13,781	13,459
Operating expenses:
Selling, general and administrative	7,959	7,530
Depreciation and amortization	841	796
Total operating expenses	8,800	8,326
Operating income	4,981	5,133
Interest and other (income) expense:
Interest income and other, net	(7)	(24)
Interest expense	611	615
Interest and other, net	604	591
Earnings before provision for income taxes	4,377	4,542
Provision for income taxes	1,088	1,109
Net earnings	$3,289	$3,433

Basic weighted average common shares	994	992
Basic earnings per share	$3.31	$3.46

Diluted weighted average common shares	996	994
Diluted earnings per share	$3.30	$3.45
—————
See accompanying notes to consolidated financial statements.

Fiscal Q1 2026 Form 10-Q	2

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
in millions	May 3, 2026	May 4, 2025
Net earnings	$3,289	$3,433
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(8)	122
Cash flow hedges	2	4
Total other comprehensive income (loss), net of tax	(6)	126
Comprehensive income	$3,283	$3,559
—————
See accompanying notes to consolidated financial statements.

Fiscal Q1 2026 Form 10-Q	3

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended
in millions	May 3, 2026	May 4, 2025
Common Stock:
Balance at beginning of period	$90	$90
Shares issued under employee stock plans, net	—	—
Balance at end of period	90	90

Paid-in Capital:
Balance at beginning of period	14,809	14,117
Shares issued under employee stock plans, net	(76)	(115)
Stock-based compensation expense	174	157
Balance at end of period	14,907	14,159

Retained Earnings:
Balance at beginning of period	94,537	89,533
Net earnings	3,289	3,433
Cash dividends	(2,320)	(2,286)
Balance at end of period	95,506	90,680

Accumulated Other Comprehensive Loss:
Balance at beginning of period	(652)	(1,129)
Foreign currency translation adjustments, net of tax	(8)	122
Cash flow hedges, net of tax	2	4
Balance at end of period	(658)	(1,003)

Treasury Stock:
Balance at beginning and end of period	(95,971)	(95,971)
Total stockholders’ equity	$13,874	$7,955
—————
See accompanying notes to consolidated financial statements.

Fiscal Q1 2026 Form 10-Q	4

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
in millions	May 3, 2026	May 4, 2025
Cash Flows from Operating Activities:
Net earnings	$3,289	$3,433
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization, excluding amortization of intangible assets	910	855
Intangible asset amortization	171	139
Stock-based compensation expense	178	170
Changes in receivables, net	(1,029)	(985)
Changes in merchandise inventories	(1,435)	(2,203)
Changes in other current assets	(76)	166
Changes in accounts payable and accrued expenses	3,036	2,626
Changes in deferred revenue	106	154
Changes in income taxes payable	735	(2)
Changes in deferred income taxes	65	(3)
Other operating activities	82	(25)
Net cash provided by operating activities	6,032	4,325

Cash Flows from Investing Activities:
Capital expenditures	(844)	(806)
Payments for businesses acquired, net	(286)	(156)
Other investing activities	21	31
Net cash used in investing activities	(1,109)	(931)

Cash Flows from Financing Activities:
Repayments of short-term debt, net	(961)	(278)
Proceeds from long-term debt, net of discounts	69	29
Repayments of long-term debt	(1,425)	(1,106)
Proceeds from sales of common stock	33	11
Cash dividends	(2,320)	(2,286)
Other financing activities	(109)	(126)
Net cash used in financing activities	(4,713)	(3,756)
Change in cash and cash equivalents	210	(362)
Effect of exchange rate changes on cash and cash equivalents	2	72
Cash and cash equivalents at beginning of period	1,389	1,659
Cash and cash equivalents at end of period	$1,601	$1,369

Supplemental Disclosures:
Cash paid for interest, net of interest capitalized	$638	$648
Cash paid for income taxes	180	1,098
—————
See accompanying notes to consolidated financial statements.

Fiscal Q1 2026 Form 10-Q	5

THE HOME DEPOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements of The Home Depot, Inc., together with its subsidiaries (the “Company,” “The Home Depot,” “Home Depot,” “we,” “our” or “us”), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2025 Form 10-K. During the three months ended May 3, 2026, there were no significant changes to our significant accounting policies as disclosed in the 2025 Form 10-K.
Receivables, net
The following table presents components of receivables, net:

in millions	May 3, 2026	February 1, 2026
Card receivables	$1,525	$1,021
Rebate receivables	1,376	1,421
Customer receivables	3,158	2,588
Other receivables	565	567
Receivables, net	$6,624	$5,597
Card receivables consist of payments due from financial institutions for the settlement of credit card and debit card transactions. Rebate receivables represent amounts due from vendors for volume and co-op advertising rebates. Customer receivables relate to credit extended directly to certain customers in the ordinary course of business. The valuation allowance related to our receivables was not material to our consolidated financial statements at May 3, 2026 or February 1, 2026.
Supplier Finance Program
We have a supplier finance program whereby participating suppliers may, at their sole discretion, elect to receive payment for one or more of our payment obligations, prior to their scheduled due dates, at a discounted price from participating financial institutions. The payment terms we negotiate with our suppliers are consistent, irrespective of whether a supplier participates in the program, and we are not a party to the agreements between the participating financial institutions and the suppliers in connection with the program. We do not reimburse suppliers for any costs they incur for participation in the program, and we have not pledged any assets as security or provided any guarantees as part of the program. Our outstanding obligations under our supplier finance program were $336 million at May 3, 2026 and $414 million at February 1, 2026 and are recorded within accounts payable on our consolidated balance sheets, and the associated payments are included in operating activities within our consolidated statements of cash flows.
Recent Accounting Pronouncements
We did not adopt any new accounting pronouncements during the three months ended May 3, 2026 that had a material impact on our consolidated financial condition, results of operations, or cash flows. There have been no significant changes in accounting pronouncements not yet adopted as disclosed in the 2025 Form 10-K, and those not discussed in the 2025 Form 10-K are either not applicable or are not expected to have a material impact on our consolidated financial condition, results of operations, or cash flows.

Fiscal Q1 2026 Form 10-Q	6

2.SEGMENT REPORTING AND NET SALES
Segment Reporting
The Company defines its segments based on how internally reported financial information is regularly reviewed by the chief operating decision maker (“CODM”), our President and Chief Executive Officer, to analyze financial performance, make decisions, and allocate resources.
Primary Segment. We are engaged in retail operations and sell a wide assortment of home improvement products, building materials, lawn and garden products, décor products, and facilities maintenance, repair and operations products both in stores and online. We also provide a number of services, including home improvement installation services, and tool and equipment rental. We currently conduct these operations in the U.S. (including the Commonwealth of Puerto Rico and the territories of the U.S. Virgin Islands and Guam), Canada, and Mexico, each of which represents an operating segment. For disclosure purposes, we aggregate these three geographic operating segments into one reportable segment (the “Primary segment”) due to the similar nature of their operations and economic characteristics.
Other. Through our SRS distribution operations, we are a leading specialty trade distributor of roofing and building products, interior and construction products, and outdoor living products, which consist of landscape and pool supplies. As of May 3, 2026, SRS was organized as four lines of business: 1) roofing and building products, 2) interior and construction products, 3) landscape, and 4) pool. Each of these four lines of business represents an operating segment, none of which meets the thresholds prescribed under Topic 280 to be deemed a reportable segment. Therefore, results from these operating segments are presented in “Other.”
Segment Information. Assets are reviewed by our CODM on a total company consolidated basis and not by segment. The accounting policies of our Primary segment are the same as those described in our summary of significant accounting policies.
The following table presents net sales, significant expenses, and operating income for our Primary segment:

	Three Months Ended
in millions	May 3, 2026	May 4, 2025
Net sales	$37,763	$37,287
Cost of sales	24,745	24,384
Selling, general and administrative	7,358	7,164
Depreciation and amortization	695	693
Operating income	$4,965	$5,046
The following table presents a reconciliation of certain segment information to our consolidated totals:

	Three Months Ended			Three Months Ended
	May 3, 2026			May 4, 2025
in millions	Primary	Other (1)	Consolidated	Primary	Other (1)	Consolidated
Net sales	$37,763	$4,002	$41,765	$37,287	$2,569	$39,856
Operating income	4,965	16	4,981	5,046	87	5,133
Interest income and other, net			(7)			(24)
Interest expense			611			615
Earnings before provision for income taxes			$4,377			$4,542

Depreciation and amortization (2)	$840	$226	$1,066	$831	$147	$978
—————
(1) Net sales presented in Other relate to the sale of products within our SRS non-reportable operating segments, including the interior and construction products operating segment beginning in the third quarter of fiscal 2025 upon the acquisition of GMS. Operating income presented in Other includes cost of sales and operating expenses totaling $4.0 billion and $2.5 billion during the three months ended May 3, 2026 and May 4, 2025, respectively, within these SRS non-reportable operating segments.

Fiscal Q1 2026 Form 10-Q	7

(2)    Includes depreciation and finance lease amortization in cost of sales. Also includes intangible asset amortization expense of $52 million for both the three months ended May 3, 2026 and May 4, 2025, respectively, in our Primary segment, and intangible asset amortization expense of $119 million and $87 million for the three months ended May 3, 2026 and May 4, 2025, respectively, in Other.

Net Sales
The following table presents our Primary segment major product lines and the related merchandising departments (and related services):

Major Product Line	Merchandising Departments
Building Materials	Building Materials, Electrical, Lumber, Millwork, and Plumbing
Décor	Appliances, Bath, Flooring, Kitchen & Blinds, Lighting, and Paint
Hardlines	Hardware, Indoor Garden, Outdoor Garden, Power, and Storage & Organization
The following table presents net sales by major product line (and related services) within our Primary segment, as well as Other net sales:

	Three Months Ended
in millions	May 3, 2026	May 4, 2025
Building Materials	$12,971	$12,972
Décor	12,605	12,445
Hardlines	12,187	11,870
Primary segment net sales	37,763	37,287
Other net sales (1)	4,002	2,569
Net sales	$41,765	$39,856
—————
Note: Certain product category changes within our Primary segment in the current year have resulted in prior year amounts being reclassified to conform with the current-year presentation. These changes had no impact on consolidated net sales.
(1)    Net sales presented in Other relate to the sale of products within our SRS non-reportable operating segments. Roofing and related products accounted for approximately 39% and 63% of Other net sales during the three months ended May 3, 2026 and May 4, 2025, respectively.
The following table presents net sales, classified by geography:

	Three Months Ended
in millions	May 3, 2026	May 4, 2025
Net sales – in the U.S.	$38,733	$37,224
Net sales – outside the U.S.	3,032	2,632
Net sales	$41,765	$39,856
The following table presents net sales by products and services:

	Three Months Ended
in millions	May 3, 2026	May 4, 2025
Net sales – products	$40,436	$38,512
Net sales – services	1,329	1,344
Net sales	$41,765	$39,856
Deferred Revenue
For products and services sold in stores or online, payment is typically due at the point of sale. When we receive payment before the customer has taken possession of the merchandise or the service has been performed, the amount received is recorded as deferred revenue until the sale or service is complete. Such performance obligations are part of contracts with expected original durations of typically three months or less. As of May 3, 2026 and February 1, 2026, deferred revenue for products and services was $1.6 billion and $1.5 billion, respectively.

Fiscal Q1 2026 Form 10-Q	8

We further record deferred revenue for the sale of gift cards and recognize the associated revenue upon the redemption of those gift cards, which generally occurs within six months of gift card issuance. As of both May 3, 2026 and February 1, 2026, our performance obligations for unredeemed gift cards were $1.1 billion. Gift card breakage income, which is our estimate of the portion of our outstanding gift card balance not expected to be redeemed, is recognized in net sales and was immaterial during the three months ended May 3, 2026 and May 4, 2025.
3.PROPERTY AND LEASES
Net Property and Equipment
Net property and equipment included accumulated depreciation and finance lease amortization of $32.2 billion as of May 3, 2026 and $31.4 billion as of February 1, 2026.
Leases
The following table presents certain consolidated balance sheet information related to operating and finance leases:

in millions	Consolidated Balance Sheet Classification	May 3, 2026	February 1, 2026
Assets:
Operating lease assets	Operating lease right-of-use assets	$9,275	$9,204
Finance lease assets (1)	Net property and equipment	2,531	2,563
Total lease assets		$11,806	$11,767
Liabilities:
Current:
Operating lease liabilities	Current operating lease liabilities	$1,484	$1,418
Finance lease liabilities	Current installments of long-term debt	292	288
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	8,164	8,160
Finance lease liabilities	Long-term debt, excluding current installments	2,640	2,675
Total lease liabilities		$12,580	$12,541
—————
(1)    Finance lease assets are recorded net of accumulated amortization of $1.6 billion as of both May 3, 2026 and February 1, 2026.
The following table presents supplemental non-cash information related to leases:

	Three Months Ended
in millions	May 3, 2026	May 4, 2025
Lease assets obtained in exchange for new operating lease liabilities	$458	$469
Lease assets obtained in exchange for new finance lease liabilities	51	89

Fiscal Q1 2026 Form 10-Q	9

4.GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table presents the changes in the carrying amount of our goodwill:

in millions	Primary	Other (3)	Consolidated
Goodwill, balance at February 1, 2026	$8,564	$13,780	$22,344
Acquisitions (1)	23	109	132
Other (2)	2	1	3
Goodwill, balance at May 3, 2026	$8,589	$13,890	$22,479
—————
(1)    Activity includes the preliminary determination of goodwill related to immaterial acquisitions completed during the three months ended May 3, 2026.
(2)     Primarily reflects the net impact of foreign currency translation as well as immaterial measurement period adjustments related to acquisitions completed in the prior fiscal year.
(3)     Amounts presented in the Other column represent goodwill activity within our SRS non-reportable operating segments.
Intangible Assets
The following table presents information regarding our intangible assets:

	May 3, 2026			February 1, 2026
in millions	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-Lived Intangible Assets:
Customer relationships	$10,584	$(1,674)	$8,910	$10,517	$(1,535)	$8,982
Trade names	896	(223)	673	889	(191)	698
Other	13	(1)	12	1	(1)	—
Indefinite-Lived Intangible Assets:
Trade names	649		649	649		649
Total Intangible Assets	$12,142	$(1,898)	$10,244	$12,056	$(1,727)	$10,329
Our intangible asset amortization expense was $171 million and $139 million during the first quarter of fiscal 2026 and fiscal 2025, respectively.
The following table presents the estimated future amortization expense related to definite-lived intangible assets as of May 3, 2026:

in millions	Amortization Expense
Fiscal 2026 - remaining	$518
Fiscal 2027	681
Fiscal 2028	662
Fiscal 2029	623
Fiscal 2030	585
Thereafter	6,526
Total	$9,595

Fiscal Q1 2026 Form 10-Q	10

5.DEBT AND DERIVATIVE INSTRUMENTS
Short-Term Debt
We have a commercial paper program that allows for an aggregate of $11.0 billion in borrowings, and is supported by $11.0 billion of back-up credit facilities. These backup credit facilities consist of a five-year $3.5 billion credit facility scheduled to expire in May 2030, a 364-day $3.5 billion credit facility scheduled to expire in July 2026, a three-year $3.0 billion back-up credit facility scheduled to expire in July 2028, and a 364-day $1.0 billion back-up credit facility scheduled to expire in July 2026.
During the first three months of fiscal 2026, all of our short term borrowings were under our commercial paper program, and the maximum amount outstanding during that period was $6.2 billion. At May 3, 2026, we had $3.5 billion of outstanding borrowings under our commercial paper program with a weighted average interest rate of 3.8% and no outstanding borrowings under our back-up credit facilities. At February 1, 2026, we had $4.5 billion of outstanding borrowings under our commercial paper program with a weighted-average interest rate of 3.7% and no outstanding borrowings under our back-up credit facilities.
Long-Term Debt
We did not have any issuances of senior notes during the first three months of fiscal 2026. In April 2026, we repaid our $1.3 billion 3.00% senior notes at maturity.
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
We had outstanding interest rate swap agreements with combined notional amounts of $5.4 billion at both May 3, 2026 and February 1, 2026. These agreements are accounted for as fair value hedges that swap fixed for variable rate interest to hedge changes in the fair values of certain senior notes. At May 3, 2026 and February 1, 2026, the fair values of these agreements totaled $574 million and $558 million, respectively, all of which are recognized in other long-term liabilities on our consolidated balance sheets. All of our interest rate swap agreements designated as fair value hedges meet the shortcut method requirements under GAAP. Accordingly, the changes in the fair values of these agreements offset the changes in the fair value of the hedged long-term debt. At May 3, 2026 and February 1, 2026, the carrying amount of our long-term debt, excluding current installments, subject to fair value hedges was $14.5 billion and $14.6 billion, respectively.
During the three months ended May 3, 2026, there was no new material hedging activity or material change to any other hedging arrangement disclosed in our 2025 Form 10-K, and all related activity was immaterial for the periods presented within this report.
Collateral. We generally enter into master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit our credit risk, we enter into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain derivative instruments exceeds or falls below contractually established thresholds. The cash collateral posted by the Company related to derivative instruments under our collateral security arrangements was $452 million and $459 million as of May 3, 2026 and February 1, 2026, respectively, which was recorded in other current assets on our consolidated balance sheets. We did not hold any cash collateral from counterparties as of May 3, 2026 or February 1, 2026.

Fiscal Q1 2026 Form 10-Q	11

6.STOCKHOLDERS' EQUITY
Stock Rollforward
The following table presents a reconciliation of the number of shares of our common stock outstanding and cash dividends per share:

shares in millions	Three Months Ended
	May 3, 2026	May 4, 2025
Common stock:
Shares at beginning of period	1,802	1,800
Shares issued under employee stock plans, net	1	1
Shares at end of period	1,803	1,801
Treasury stock:
Shares at beginning and end of period	(806)	(806)
Shares outstanding at end of period	997	995

Cash dividends per share	$2.33	$2.30
Share Repurchases
In August 2023, our Board of Directors (the “Board”) approved a $15.0 billion share repurchase authorization that replaced the previous authorization of $15.0 billion, which was approved in August 2022. The August 2023 authorization does not have a prescribed expiration date. In March 2024, we paused share repurchases and have not resumed share repurchase activity as of May 3, 2026. As of May 3, 2026, approximately $11.7 billion of the $15.0 billion share repurchase authorization remained available.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the assets and liabilities that are measured at fair value on a recurring basis:

	May 3, 2026	February 1, 2026
in millions	Fair Value (Level 2)	Fair Value (Level 2)
Derivative agreements – assets	$—	$—
Derivative agreements – liabilities	(575)	(559)
Total	$(575)	$(559)
The fair values of our derivative instruments are determined using an income approach and Level 2 inputs, which primarily include the respective interest rate forward curves and discount rates. Our derivative instruments are discussed further in Note 5.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Long-lived assets, goodwill, and other intangible assets are subject to nonrecurring fair value measurement for the assessment of impairment.

Fiscal Q1 2026 Form 10-Q	12

We did not have any material assets or liabilities that were measured and recognized at fair value on a nonrecurring basis during the three months ended May 3, 2026 or May 4, 2025.
Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents, receivables, accounts payable, short-term debt, and other long-term debt approximate fair value.
The following table presents the aggregate fair values and carrying amounts of our senior notes:

	May 3, 2026		February 1, 2026
in millions	Fair Value (Level 1)	Carrying Amount	Fair Value (Level 1)	Carrying Amount
Senior notes	$42,510	$46,443	$44,653	$47,748
8.WEIGHTED AVERAGE COMMON SHARES
The following table presents the reconciliation of our basic to diluted weighted average common shares as well as the number of anti-dilutive securities excluded from diluted weighted average common shares:

in millions	Three Months Ended
	May 3, 2026	May 4, 2025
Basic weighted average common shares	994	992
Effect of potentially dilutive securities (1)	2	2
Diluted weighted average common shares	996	994

Anti-dilutive securities excluded from diluted weighted average common shares	1	1
—————
(1)    Represents the dilutive impact of stock-based awards.
9.CONTINGENCIES
We are involved in litigation arising in the normal course of business. In management’s opinion, any such litigation is not expected to have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.
10.ACQUISITIONS
GMS Acquisition
On September 4, 2025, we completed the acquisition of GMS, a leading distributor of specialty building products including drywall, ceilings, steel framing and other complementary construction products, through branches located across the U.S. and Canada, for total purchase consideration of $5.1 billion. In fiscal 2025, we recorded a preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated acquisition date fair values. Areas that remain preliminary as of May 3, 2026 primarily relate to income taxes, as well as any changes to residual goodwill resulting from measurement period adjustments. Measurement period adjustments recognized in the first quarter of fiscal 2026 were immaterial.

Fiscal Q1 2026 Form 10-Q	13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion provides an analysis of the Company’s financial condition and results of operations from management’s perspective and should be read in conjunction with the consolidated financial statements and related notes included in this report and in the 2025 Form 10-K and with our MD&A included in the 2025 Form 10-K.
EXECUTIVE SUMMARY
We reported net sales of $41.8 billion in the first quarter of fiscal 2026. Net earnings were $3.3 billion, or $3.30 per diluted share.
During the first three months of fiscal 2026, we generated $6.0 billion of cash flow from operations. This cash flow, together with cash on hand, was used to fund $2.3 billion in cash dividends, repay $1.4 billion of long-term debt, and repay $1.0 billion of net commercial paper borrowings. In addition, we funded $844 million in capital expenditures.
In February 2026, we announced a 1.3% increase in our quarterly cash dividend to $2.33 per share.
Our inventory turnover ratio was 4.2 times at the end of the first quarter of fiscal 2026, compared to 4.3 times at the end of the first quarter of fiscal 2025. The decrease in our inventory turnover ratio was primarily driven by higher average inventory levels during the first three months of fiscal 2026.
Our ROIC for the trailing twelve-month period was 25.4% at the end of the first quarter of fiscal 2026 and 31.3% at the end of the first quarter of fiscal 2025. The decrease in ROIC was primarily driven by higher average equity due to our ongoing pause in share repurchases and higher average long-term debt largely due to the financing of the SRS acquisition. See the Non-GAAP Financial Measures section below for our definition and calculation of ROIC.
During the first three months of fiscal 2026, we opened one new store in the U.S. and one new store in Mexico, resulting in a total store count of 2,361 at May 3, 2026. A total of 325 stores, or 13.8%, were located in Canada and Mexico. At the end of the first quarter of fiscal 2026, we also operated over 1,280 locations within our SRS non-reportable operating segments throughout the U.S. and Canada.
Tariffs and Other Trade Policy Matters
We continue to monitor developments with respect to tariffs and other trade policy matters closely, including impacts from the U.S. Supreme Court decision that struck down tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) and other litigation, as well as the implementation of additional tariffs. We had not received any IEEPA tariff refunds pursuant to the U.S. Supreme Court ruling or recorded any such refunds in our financial statements as of May 3, 2026. Although an immaterial amount of these IEEPA tariff refunds has been received since the end of the first quarter of fiscal 2026, the timing of any further refunds and the total amount ultimately received or recorded remains uncertain.
As tariff and trade policy discussions are ongoing and related matters continue to evolve, we cannot predict with certainty their ultimate impact on our business in future periods, including our results of operations and cash flows. For more information on these risks and uncertainties see Part I, Item 1A. “Risk Factors” of our 2025 Form 10-K.

Fiscal Q1 2026 Form 10-Q	14

RESULTS OF OPERATIONS
The following table presents the percentage relationship between net sales and major categories in our consolidated statements of earnings.
FISCAL 2026 AND FISCAL 2025 THREE MONTH COMPARISONS

	Three Months Ended
	May 3, 2026		May 4, 2025
dollars in millions	$	% of Net Sales	$	% of Net Sales
Net sales	$41,765		$39,856
Gross profit	13,781	33.0%	13,459	33.8%
Operating expenses:
Selling, general and administrative	7,959	19.1	7,530	18.9
Depreciation and amortization	841	2.0	796	2.0
Total operating expenses	8,800	21.1	8,326	20.9
Operating income	4,981	11.9	5,133	12.9
Interest and other (income) expense:
Interest income and other, net	(7)	—	(24)	(0.1)
Interest expense	611	1.5	615	1.5
Interest and other, net	604	1.4	591	1.5
Earnings before provision for income taxes	4,377	10.5	4,542	11.4
Provision for income taxes	1,088	2.6	1,109	2.8
Net earnings	$3,289	7.9%	$3,433	8.6%
—————
Note: Certain percentages may not sum to totals due to rounding.

	Three Months Ended
Selected financial and sales data:	May 3, 2026	May 4, 2025	% Change
Comparable sales (% change)	0.6%	(0.3)%	N/A
Comparable customer transactions (% change) (1)	(1.3)%	(0.5)%	N/A
Comparable average ticket (% change) (1) (2)	2.2%	—%	N/A
Customer transactions (in millions) (1)	391.1	394.8	(0.9)%
Average ticket (1) (2)	$92.76	$90.71	2.3%
Diluted earnings per share	$3.30	$3.45	(4.3)%
—————
(1)Customer transactions and average ticket measures do not include results from HD Supply or SRS.
(2)Average ticket represents the average price paid per transaction and is used by management to monitor the performance of the Company, as it represents a primary driver in measuring sales performance.
Sales
We assess our sales performance by evaluating both net sales and comparable sales.
Net Sales. Net sales for the first quarter of fiscal 2026 were $41.8 billion, an increase of 4.8% from $39.9 billion for the first quarter of fiscal 2025. The increase in net sales for the first quarter of fiscal 2026 was primarily driven by sales from GMS, which was acquired on September 4, 2025 and contributed $1.3 billion of net sales during the first quarter of fiscal 2026. Net sales also increased due to the impact of a positive comparable sales environment and sales from new stores and branches.
Online sales represented 16.5% of net sales during the first quarter of fiscal 2026 and increased by 10.5% compared to the first quarter of fiscal 2025. Online sales consist of sales of products generated through websites and mobile applications and does not include results from HD Supply or SRS.
A weaker U.S. dollar compared to the first quarter of fiscal 2025 positively impacted net sales by $220 million during the first quarter of fiscal 2026.

Fiscal Q1 2026 Form 10-Q	15

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
Total comparable sales for the first quarter of fiscal 2026 increased 0.6%, primarily reflecting a 2.2% increase in comparable average ticket, partially offset by a 1.3% decrease in comparable customer transactions compared to the first quarter of fiscal 2025. Foreign exchange rates positively impacted comparable sales by approximately 55 basis points for the first quarter of fiscal 2026. Our comparable sales results reflect customer engagement with smaller home improvement projects, despite the impact of consumer uncertainty and housing affordability pressure on home improvement demand.
During the first quarter of fiscal 2026, our Storage & Organization, Power, Hardware, Plumbing, Electrical, Bath, Indoor Garden, Paint, and Kitchen & Blinds merchandising departments within our Primary segment posted positive comparable sales compared to the first quarter of fiscal 2025.
Gross Profit
Gross profit for the first quarter of fiscal 2026 increased 2.4% to $13.8 billion from $13.5 billion for the first quarter of fiscal 2025. Gross profit as a percentage of net sales, or gross profit margin, was 33.0% for the first quarter of fiscal 2026 compared to 33.8% for the first quarter of fiscal 2025, and primarily reflects the inclusion of GMS in our consolidated results.
Operating Expenses
Our operating expenses are composed of SG&A and depreciation and amortization.
Selling, General & Administrative. SG&A for the first quarter of fiscal 2026 increased $429 million, or 5.7%, to $8.0 billion from $7.5 billion for the first quarter of fiscal 2025. As a percentage of net sales, SG&A was 19.1% for the first quarter of fiscal 2026 compared to 18.9% for the first quarter of fiscal 2025, primarily reflecting higher operating costs relative to comparable sales performance.
Depreciation and Amortization. Depreciation and amortization for the first quarter of fiscal 2026 increased $45 million, or 5.7%, to $841 million from $796 million for the first quarter of fiscal 2025. As a percentage of net sales, depreciation and amortization was 2.0% for both the first quarter of fiscal 2026 and 2025.
Interest and Other, net
Interest and other, net was $604 million for the first quarter of fiscal 2026 compared to $591 million for the first quarter of fiscal 2025. As a percentage of net sales, interest and other, net was 1.4% for the first quarter of fiscal 2026 compared to 1.5% for the first quarter of fiscal 2025.
Provision for Income Taxes
Our combined effective income tax rate was 24.9% for the first quarter of fiscal 2026 compared to 24.4% for the first quarter of fiscal 2025.
Diluted Earnings per Share
Diluted earnings per share were $3.30 for the first quarter of fiscal 2026 compared to $3.45 for the first quarter of fiscal 2025. The decrease in diluted earnings per share was primarily driven by lower net earnings during the first quarter of fiscal 2026.

Fiscal Q1 2026 Form 10-Q	16

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
The following table presents the calculation of ROIC, together with a reconciliation of NOPAT to net earnings (the most comparable GAAP financial measure):

	Twelve Months Ended (2)
dollars in millions	May 3, 2026	May 4, 2025
Net earnings	$14,012	$14,639
Interest and other, net	2,301	2,283
Provision for income taxes	4,425	4,658
Operating income	20,738	21,580
Income tax adjustment (1)	(5,003)	(5,151)
NOPAT	$15,735	$16,429

Average debt and equity	$62,032	$52,413

ROIC	25.4%	31.3%
—————
(1)Income tax adjustment is defined as operating income multiplied by our effective tax rate for the trailing twelve months.
(2)The fourth quarter of fiscal 2024 includes 14 weeks. All other quarters include 13 weeks. Consistent with our consolidated financial statements, periods presented only include operating results for acquisitions since their respective acquisition dates.
LIQUIDITY AND CAPITAL RESOURCES
At May 3, 2026, we had $1.6 billion in cash and cash equivalents, of which $1.0 billion was held by our foreign subsidiaries. We believe that our current cash position, cash flow generated from operations, funds available from our commercial paper program, and access to the long-term debt capital markets should be sufficient not only for our operating requirements, any required debt payments, and satisfaction of other contractual obligations, but also to enable us to invest in the business, fund dividend payments, and fund any share repurchases through the next several fiscal years. In addition, we believe that we have the ability to obtain alternative sources of financing, if necessary or appropriate.
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

Fiscal Q1 2026 Form 10-Q	17

During the first three months of fiscal 2026, we invested $844 million back into our business in the form of capital expenditures. We plan to invest approximately $4 billion back into our business in the form of capital expenditures in fiscal 2026, in line with our expectation of approximately 2.5% of projected fiscal 2026 net sales. We expect to make investments across initiatives supporting our strategy of driving our core and culture, including building new stores and maintaining existing stores, delivering a frictionless interconnected experience, and winning with Pros. However, as in the past, we may adjust our capital expenditures to support the operations of the business, to enhance long-term strategic positioning, or in response to the economic environment, as necessary or appropriate. We may also utilize strategic acquisitions to help accelerate our strategic initiatives.
In February 2026, we announced a 1.3% increase in our quarterly cash dividend from $2.30 to $2.33 per share. During the first three months of fiscal 2026, we paid cash dividends of $2.3 billion to shareholders. We intend to pay a dividend in the future; however, any future dividend is subject to declaration by our Board based on our earnings, capital requirements, financial condition, and other factors considered relevant by our Board.
In August 2023, our Board approved a $15.0 billion share repurchase authorization that replaced the previous authorization of $15.0 billion, which was approved in August 2022. The August 2023 authorization does not have a prescribed expiration date. As of May 3, 2026, approximately $11.7 billion of the $15.0 billion share repurchase authorization remained available.
DEBT
We have a commercial paper program that allows for an aggregate of $11.0 billion in borrowings, and is supported by $11.0 billion of back-up credit facilities. These backup credit facilities consist of a five-year $3.5 billion credit facility scheduled to expire in May 2030, a 364-day $3.5 billion credit facility scheduled to expire in July 2026, a three-year $3.0 billion back-up credit facility scheduled to expire in July 2028, and a 364-day $1.0 billion back-up credit facility scheduled to expire in July 2026.
During the first three months of fiscal 2026, all of our short term borrowings were under our commercial paper program. We utilized commercial paper borrowings to support general liquidity, including the repayment of long-term debt, and the maximum amount outstanding during the first three months of fiscal 2026 was $6.2 billion. At May 3, 2026, we had outstanding borrowings under our commercial paper program of $3.5 billion with a weighted average interest rate of 3.8%, we had no outstanding borrowings under our back-up credit facilities, and we were in compliance with all of the covenants contained in our back-up credit facilities, none of which are expected to impact our liquidity or capital resources.
We also issue senior notes from time to time. We did not have any issuances of senior notes during the first three months of fiscal 2026. In April 2026, we repaid our $1.3 billion 3.00% senior notes at maturity.
The indentures governing our senior notes do not generally limit our ability to incur additional indebtedness or require us to maintain financial ratios or specified levels of net worth or liquidity. The indentures governing our notes contain various covenants, none of which are expected to impact our liquidity or capital resources. We were in compliance with all such covenants at May 3, 2026. See Note 5 to our consolidated financial statements for further discussion of our debt arrangements.
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
Net cash provided by operating activities increased by $1.7 billion in the first three months of fiscal 2026 compared to the first three months of fiscal 2025, primarily due to changes in working capital. Changes in working capital were primarily driven by inventory management, along with the deferral of our fourth quarter fiscal 2024 estimated federal tax payment to the first quarter of fiscal 2025, which resulted in fewer income tax payments in the first three months of fiscal 2026 compared to the first three months of fiscal 2025.

Fiscal Q1 2026 Form 10-Q	18

Investing Activities
Net cash used in investing activities increased by $178 million in the first three months of fiscal 2026 compared to the first three months of fiscal 2025, primarily resulting from a higher volume of immaterial acquisitions during the first quarter of fiscal 2026.
Financing Activities
Net cash used in financing activities in the first three months of fiscal 2026 primarily reflected $2.3 billion of cash dividends paid, $1.4 billion of repayments of long-term debt, and $1.0 billion of net repayments of commercial paper borrowings. Net cash used in financing activities in the first three months of fiscal 2025 primarily reflected $2.3 billion of cash dividends paid, $1.1 billion of repayments of long-term debt, and $278 million of net repayments of commercial paper borrowings.
CRITICAL ACCOUNTING ESTIMATES
During the first three months of fiscal 2026, there were no changes to our critical accounting estimates or our significant accounting policies as disclosed in the 2025 Form 10-K. Our significant accounting policies are disclosed in Note 1 to our consolidated financial statements.
ADDITIONAL INFORMATION
For information on accounting pronouncements that have impacted or may materially impact our consolidated financial condition, results of operations, or cash flows, see Note 1 to our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risk results primarily from fluctuations in interest rates in connection with our long-term debt portfolio. We are also exposed to risks from foreign currency exchange rate fluctuations on the translation of our foreign operations into U.S. dollars and on the purchase of goods by these foreign operations that are not denominated in their local currencies. Additionally, we may experience inflation and deflation related to our purchase and sale of certain commodity products. During the first three months of fiscal 2026, there were no material changes to our market risks from those disclosed in the 2025 Form 10-K.
Item 4. Controls and Procedures.
Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) and concluded that our disclosure controls and procedures were effective as of May 3, 2026.
We are in the process of an ongoing business transformation initiative, which includes upgrading and migrating certain accounting and finance systems. We plan to continue to migrate additional business processes over the course of the next few years and have modified and will continue to modify the design and implementation of certain internal control processes as the transformation continues.
Except as described above, there were no other changes in our internal control over financial reporting during the fiscal quarter ended May 3, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Fiscal Q1 2026 Form 10-Q	19

PART II – OTHER INFORMATION
Item 1A. Risk Factors.
In addition to the information set forth in this report, you should carefully consider the factors discussed under Part I, Item 1A. “Risk Factors” and elsewhere in the 2025 Form 10-K. These risks and uncertainties could materially and adversely affect our business, consolidated financial condition, results of operations, or cash flows. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently do not consider material to our business. There have been no material changes in the risk factors discussed in the 2025 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table presents the number and average price of shares purchased in each fiscal month of the first quarter of fiscal 2026:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Dollar Value of Shares that May Yet Be Purchased Under the Program(2)(3)
February 2, 2026 – March 1, 2026	9,883	$376.69	—	$11,657,503,041
March 2, 2026 – March 29, 2026	238,220	326.22	—	11,657,503,041
March 30, 2026 – May 3, 2026	30,052	332.28	—	11,657,503,041
	278,155	328.67	—
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
(2)On August 14, 2023, our Board approved a $15.0 billion share repurchase authorization that replaced the previous authorization of $15.0 billion, which was approved on August 18, 2022. The August 2023 authorization does not have a prescribed expiration date. We paused share repurchases in March 2024 and had not resumed share repurchase activity as of May 3, 2026.
(3)Excludes excise taxes incurred on share repurchases.
SALES OF UNREGISTERED SECURITIES
During the first quarter of fiscal 2026, we issued 600 deferred stock units under The Home Depot, Inc. Nonemployee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of the SEC’s Regulation D thereunder. The deferred stock units were credited during the first quarter of fiscal 2026 to the accounts of those non-employee directors who elected to receive all or a portion of Board retainers in the form of deferred stock units instead of cash. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in the plan.
During the first quarter of fiscal 2026, we credited 896 deferred stock units to participant accounts under the Restoration Plans pursuant to an exemption from the registration requirements of the Securities Act for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in these plans.
Item 5. Other Information.
Trading Arrangements
During the fiscal quarter ended May 3, 2026, no director or officer (as defined in the rules under Section 16 of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Fiscal Q1 2026 Form 10-Q	20

Item 6. Exhibits.
Exhibits not filed or furnished herewith are incorporated by reference to exhibits previously filed with the SEC, as reflected in the table below.

Exhibit		Description
3.1		Restated Certificate of Incorporation of The Home Depot, Inc. [Form 8-K filed on May 26, 2026 Exhibit 3.1]
3.2		By-Laws of The Home Depot, Inc. (As Amended and Restated Effective November 20, 2025) [Form 8-K filed on November 24, 2025, Exhibit 3.2]
10.1	*†	Form of Nonemployee Director Restricted Stock Award Agreement pursuant to The Home Depot, Inc. Omnibus Stock Incentive Plan, as Amended and Restated May 19, 2022
31.1	*	Certification of the Chair, President and Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	*	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a)
32.1	‡	Certification of the Chair, President and Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	‡	Certification of the Executive Vice President and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
—————
†    Management contract or compensatory plan or arrangement
*    Filed herewith
‡    Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of the SEC’s Regulation S-K

Fiscal Q1 2026 Form 10-Q	21

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HOME DEPOT, INC. (Registrant)

By:	/s/ EDWARD P. DECKER
Edward P. Decker, Chair, President and Chief Executive Officer (Principal Executive Officer)

/s/ RICHARD V. MCPHAIL
Richard V. McPhail, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ KIMBERLY R. SCARDINO
Kimberly R. Scardino, Senior Vice President – Finance, Chief Accounting Officer and Controller (Principal Accounting Officer)

Date:	May 26, 2026

Fiscal Q1 2026 Form 10-Q	22