Form 10-Q
period 2026-08-02
HOME DEPOT, INC.
filed 2026-08-25
CIK 354950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2026
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
997,689,626 shares of common stock, $0.05 par value, outstanding as of August 18, 2026

Fiscal Q2 2026 Form 10-Q	i

COMMONLY USED OR DEFINED TERMS

Term	Definition
Comparable sales	As defined in the Results of Operations section of MD&A
Exchange Act	Securities Exchange Act of 1934, as amended
fiscal 2024	Fiscal year ended February 2, 2025 (includes 53 weeks)
fiscal 2025	Fiscal year ended February 1, 2026 (includes 52 weeks)
fiscal 2026	Fiscal year ending January 31, 2027 (includes 52 weeks)
GAAP	U.S. generally accepted accounting principles
GMS	GMS Inc.
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Mingledorff's	Mingledorff's, LLC
NOPAT	Net operating profit after tax
Pro	Professional customer
Restoration Plans	Home Depot FutureBuilder Restoration Plan and HD Supply Restoration Plan
ROIC	Return on invested capital
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SG&A	Selling, general, and administrative expenses
SRS	SRS Distribution Inc.
2025 Form 10-K	Annual Report on Form 10-K for fiscal 2025 as filed with the SEC on March 18, 2026

Fiscal Q2 2026 Form 10-Q	ii

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
Forward-looking statements may relate to, among other things, our brand and reputation; the demand for our products and services, including as a result of macroeconomic conditions and changing customer preferences and expectations; net sales growth; comparable sales; the effects of competition; implementation of interconnected, store, supply chain, technology, innovation and other strategic initiatives, including with respect to real estate; inventory, on-shelf availability, and in-stock positions; the state of the economy; the state of the housing and home improvement markets; the state of the credit markets, including mortgages, home equity loans, and consumer and trade credit; the impact of tariffs; trade policy changes or restrictions, or international trade disputes and efforts and ability to continue to diversify our supply chain; issues related to the payment methods we accept; demand for credit offerings, including trade credit; management of relationships with our associates, jobseekers, suppliers and service providers; cost and availability of labor; costs of fuel and other energy sources; events that could disrupt our business, supply chain, technology infrastructure, or demand for our products and services, such as tariffs, trade policy changes or restrictions or international trade disputes, natural disasters, climate change, public health issues, cybersecurity events, and labor disputes; geopolitical tensions or conflicts, military conflicts, or acts of war; our ability to maintain a safe and secure store environment; our ability to address expectations regarding sustainability and human capital management matters and meet related goals; continuation or suspension of share repurchases; net earnings and margin performance; earnings per share; future dividends; capital allocation and expenditures; productivity; liquidity; ROIC; expense and debt leverage; changes in interest rates; changes in foreign currency exchange rates; commodity or other price inflation and deflation; our ability to issue debt on terms and at rates acceptable to us; the impact and expected outcome of investigations, inquiries, claims, and litigation; the timing and expected impact of organizational changes, including within the Company's senior leadership team; the challenges of operating in international markets; the adequacy of insurance coverage; the effect of accounting charges; the effect of adopting certain accounting standards; the impact of legal and regulatory changes, including executive orders and other administrative or legislative actions, such as changes to tax laws and regulations; store openings and closures; financial outlook; and the impact of acquired companies, including SRS and GMS, on our organization and the ability to recognize the anticipated benefits of completed or pending acquisitions.
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

Fiscal Q2 2026 Form 10-Q	iii

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
THE HOME DEPOT, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

in millions, except per share data	August 2, 2026	February 1, 2026
Assets
Current assets:
Cash and cash equivalents	$2,085	$1,389
Receivables, net	6,963	5,597
Merchandise inventories	26,847	25,817
Other current assets	1,825	1,588
Total current assets	37,720	34,391
Net property and equipment	28,147	28,021
Operating lease right-of-use assets	9,300	9,204
Goodwill	22,899	22,344
Intangible assets, net	10,482	10,329
Other assets	836	806
Total assets	$109,384	$105,095

Liabilities and Stockholders' Equity
Current liabilities:
Short-term debt	$4,248	$4,464
Accounts payable	13,585	11,491
Accrued salaries and related expenses	2,471	2,529
Sales taxes payable	729	508
Deferred revenue	2,728	2,575
Income taxes payable	253	114
Current installments of long-term debt	4,697	4,967
Current operating lease liabilities	1,516	1,418
Other accrued expenses	4,761	4,358
Total current liabilities	34,988	32,424
Long-term debt, excluding current installments	43,951	46,341
Long-term operating lease liabilities	8,155	8,160
Deferred income taxes	2,850	2,845
Other long-term liabilities	2,823	2,512
Total liabilities	92,767	92,282
Contingencies (Note 9)
Common stock, par value $0.05; authorized: 10,000 shares; issued: 1,804 shares at August 2, 2026 and 1,802 shares at February 1, 2026; outstanding: 998 shares at August 2, 2026 and 996 shares at February 1, 2026	90	90
Paid-in capital	15,237	14,809
Retained earnings	97,949	94,537
Accumulated other comprehensive loss	(688)	(652)
Treasury stock, at cost, 806 shares at August 2, 2026 and February 1, 2026	(95,971)	(95,971)
Total stockholders’ equity	16,617	12,813
Total liabilities and stockholders’ equity	$109,384	$105,095
—————
See accompanying notes to consolidated financial statements.

Fiscal Q2 2026 Form 10-Q	1

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
in millions, except per share data	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025
Net sales	$47,861	$45,277	$89,626	$85,133
Cost of sales	31,746	30,152	59,730	56,549
Gross profit	16,115	15,125	29,896	28,584
Operating expenses:
Selling, general and administrative	8,424	7,764	16,383	15,294
Depreciation and amortization	852	806	1,693	1,602
Total operating expenses	9,276	8,570	18,076	16,896
Operating income	6,839	6,555	11,820	11,688
Interest and other (income) expense:
Interest income and other, net	(59)	(25)	(66)	(49)
Interest expense	583	575	1,194	1,190
Interest and other, net	524	550	1,128	1,141
Earnings before provision for income taxes	6,315	6,005	10,692	10,547
Provision for income taxes	1,549	1,454	2,637	2,563
Net earnings	$4,766	$4,551	$8,055	$7,984

Basic weighted average common shares	994	992	994	992
Basic earnings per share	$4.79	$4.59	$8.10	$8.05

Diluted weighted average common shares	996	994	996	994
Diluted earnings per share	$4.79	$4.58	$8.09	$8.03
—————
See accompanying notes to consolidated financial statements.

Fiscal Q2 2026 Form 10-Q	2

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
in millions	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025
Net earnings	$4,766	$4,551	$8,055	$7,984
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(32)	167	(40)	289
Cash flow hedges	2	1	4	5
Total other comprehensive income (loss), net of tax	(30)	168	(36)	294
Comprehensive income	$4,736	$4,719	$8,019	$8,278
—————
See accompanying notes to consolidated financial statements.

Fiscal Q2 2026 Form 10-Q	3

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended		Six Months Ended
in millions	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025
Common Stock:
Balance at beginning of period	$90	$90	$90	$90
Shares issued under employee stock plans, net	—	—	—	—
Balance at end of period	90	90	90	90

Paid-in Capital:
Balance at beginning of period	14,907	14,159	14,809	14,117
Shares issued under employee stock plans, net	156	148	80	33
Stock-based compensation expense	174	131	348	288
Balance at end of period	15,237	14,438	15,237	14,438

Retained Earnings:
Balance at beginning of period	95,506	90,680	94,537	89,533
Net earnings	4,766	4,551	8,055	7,984
Cash dividends	(2,323)	(2,288)	(4,643)	(4,574)
Balance at end of period	97,949	92,943	97,949	92,943

Accumulated Other Comprehensive Loss:
Balance at beginning of period	(658)	(1,003)	(652)	(1,129)
Foreign currency translation adjustments, net of tax	(32)	167	(40)	289
Cash flow hedges, net of tax	2	1	4	5
Balance at end of period	(688)	(835)	(688)	(835)

Treasury Stock:
Balance at beginning and end of period	(95,971)	(95,971)	(95,971)	(95,971)
Total stockholders’ equity	$16,617	$10,665	$16,617	$10,665
—————
See accompanying notes to consolidated financial statements.

Fiscal Q2 2026 Form 10-Q	4

THE HOME DEPOT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
in millions	August 2, 2026	August 3, 2025
Cash Flows from Operating Activities:
Net earnings	$8,055	$7,984
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization, excluding amortization of intangible assets	1,839	1,720
Intangible asset amortization	349	278
Stock-based compensation expense	326	288
Changes in receivables, net	(1,233)	(986)
Changes in merchandise inventories	(831)	(1,205)
Changes in other current assets	(225)	(190)
Changes in accounts payable and accrued expenses	2,524	1,323
Changes in deferred revenue	152	(24)
Changes in income taxes payable	183	(739)
Changes in deferred income taxes	58	490
Other operating activities	225	29
Net cash provided by operating activities	11,422	8,968

Cash Flows from Investing Activities:
Capital expenditures	(1,724)	(1,723)
Payments for businesses acquired, net	(1,333)	(233)
Other investing activities	46	64
Net cash used in investing activities	(3,011)	(1,892)

Cash Flows from Financing Activities:
Repayments of short-term debt, net	(216)	(316)
Proceeds from long-term debt	122	76
Repayments of long-term debt	(3,040)	(1,199)
Proceeds from sales of common stock	192	163
Cash dividends	(4,643)	(4,574)
Other financing activities	(116)	(130)
Net cash used in financing activities	(7,701)	(5,980)
Change in cash and cash equivalents	710	1,096
Effect of exchange rate changes on cash and cash equivalents	(14)	49
Cash and cash equivalents at beginning of period	1,389	1,659
Cash and cash equivalents at end of period	$2,085	$2,804

Supplemental Disclosures:
Cash paid for interest, net of interest capitalized	$1,169	$1,189
Cash paid for income taxes	2,431	3,092
—————
See accompanying notes to consolidated financial statements.

Fiscal Q2 2026 Form 10-Q	5

THE HOME DEPOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements of The Home Depot, Inc., together with its subsidiaries (the “Company,” “The Home Depot,” “Home Depot,” “we,” “our” or “us”), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2025 Form 10-K. During the six months ended August 2, 2026, there were no significant changes to our significant accounting policies as disclosed in the 2025 Form 10-K.
Receivables, net
The following table presents components of receivables, net:

in millions	August 2, 2026	February 1, 2026
Card receivables	$1,342	$1,021
Rebate receivables	1,496	1,421
Customer receivables	3,557	2,588
Other receivables	568	567
Receivables, net	$6,963	$5,597
Card receivables consist of payments due from financial institutions for the settlement of credit card and debit card transactions. Rebate receivables represent amounts due from vendors for volume and co-op advertising rebates. Customer receivables relate to credit extended directly to certain customers in the ordinary course of business. The valuation allowance related to our receivables was not material to our consolidated financial statements at August 2, 2026 or February 1, 2026.
Supplier Finance Program
We have a supplier finance program whereby participating suppliers may, at their sole discretion, elect to receive payment for one or more of our payment obligations, prior to their scheduled due dates, at a discounted price from participating financial institutions. The payment terms we negotiate with our suppliers are consistent, irrespective of whether a supplier participates in the program, and we are not a party to the agreements between the participating financial institutions and the suppliers in connection with the program. We do not reimburse suppliers for any costs they incur for participation in the program, and we have not pledged any assets as security or provided any guarantees as part of the program. Our outstanding obligations under our supplier finance program were $542 million at August 2, 2026 and $414 million at February 1, 2026 and are recorded within accounts payable on our consolidated balance sheets, and the associated payments are included in operating activities within our consolidated statements of cash flows.
Recent Accounting Pronouncements
We did not adopt any new accounting pronouncements during the six months ended August 2, 2026 that had a material impact on our consolidated financial condition, results of operations, or cash flows. There have been no significant changes in accounting pronouncements not yet adopted as disclosed in the 2025 Form 10-K, and those not discussed in the 2025 Form 10-K are either not applicable or are not expected to have a material impact on our consolidated financial condition, results of operations, or cash flows.

Fiscal Q2 2026 Form 10-Q	6

2.SEGMENT REPORTING AND NET SALES
Segment Reporting
The Company defines its segments based on how internally reported financial information is regularly reviewed by the chief operating decision maker (“CODM”), our President and Chief Executive Officer, to analyze financial performance, make decisions, and allocate resources.
Primary Segment. We are engaged in retail operations and sell a wide assortment of home improvement products, building materials, lawn and garden products, décor products, and facilities maintenance, repair, and operations products both in stores and online. We also provide a number of services, including home improvement installation services, and tool and equipment rental. We currently conduct these operations in the U.S. (including the Commonwealth of Puerto Rico and the territories of the U.S. Virgin Islands and Guam), Canada, and Mexico, each of which represents an operating segment. For disclosure purposes, we aggregate these three geographic operating segments into one reportable segment (the “Primary segment”) due to the similar nature of their operations and economic characteristics.
Other. Through our SRS distribution operations, we are a leading specialty trade distributor of roofing and building products, interior and construction products, and outdoor living products, which consist of landscape and pool supplies. In the second quarter of fiscal 2026, SRS completed the acquisition of Mingledorff’s (see Note 10), which distributes heating, ventilation, and air conditioning (HVAC) equipment, parts, and supplies. The acquisition of Mingledorff’s resulted in the creation of a new vertical within SRS, and SRS is now organized into five lines of business: 1) roofing and building products, 2) interior and construction products, 3) landscape, 4) pool, and 5) HVAC products. Each of these five lines of business represents an operating segment, none of which meets the thresholds prescribed under Topic 280 to be deemed a reportable segment. Therefore, results from these operating segments are presented in “Other.”
Segment Information. Assets are reviewed by our CODM on a total company consolidated basis and not by segment. The accounting policies of our Primary segment are the same as those described in our summary of significant accounting policies.
The following table presents net sales, significant expenses, and operating income for our Primary segment:

	Three Months Ended		Six Months Ended
in millions	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025
Net sales	$42,806	$42,157	$80,569	$79,444
Cost of sales	27,750	27,728	52,495	52,112
Selling, general and administrative	7,766	7,375	15,124	14,539
Depreciation and amortization	698	700	1,393	1,393
Operating income	$6,592	$6,354	$11,557	$11,400

Fiscal Q2 2026 Form 10-Q	7

The following tables present a reconciliation of certain segment information to our consolidated totals:

	Three Months Ended			Six Months Ended
	August 2, 2026			August 2, 2026
in millions	Primary	Other (1)	Consolidated	Primary	Other (1)	Consolidated
Net sales	$42,806	$5,055	$47,861	$80,569	$9,057	$89,626
Operating income	6,592	247	6,839	11,557	263	11,820
Interest income and other, net			(59)			(66)
Interest expense			583			1,194
Earnings before provision for income taxes			$6,315			$10,692

Depreciation and amortization (2)	$859	$236	$1,095	$1,699	$462	$2,161
—————
(1)    Net sales presented in Other relate to the sale of products within our SRS non-reportable operating segments, including the HVAC products operating segment beginning in the second quarter of fiscal 2026 upon the acquisition of Mingledorff’s, as well as the interior and construction products operating segment beginning in the third quarter of fiscal 2025 upon the acquisition of GMS. Operating income presented in Other includes cost of sales and operating expenses totaling $4.8 billion and $8.8 billion for the three and six months ended August 2, 2026, respectively, within these SRS non-reportable operating segments.
(2)    Includes depreciation and finance lease amortization in cost of sales. Also includes intangible asset amortization expense of $53 million and $105 million for the three and six months ended August 2, 2026, respectively, in our Primary segment, and intangible asset amortization expense of $125 million and $244 million for the three and six months ended August 2, 2026, respectively, in Other.

	Three Months Ended			Six Months Ended
	August 3, 2025			August 3, 2025
in millions	Primary	Other (1)	Consolidated	Primary	Other (1)	Consolidated
Net sales	$42,157	$3,120	$45,277	$79,444	$5,689	$85,133
Operating income	6,354	201	6,555	11,400	288	11,688
Interest income and other, net			(25)			(49)
Interest expense			575			1,190
Earnings before provision for income taxes			$6,005			$10,547

Depreciation and amortization (2)	$838	$150	$988	$1,669	$297	$1,966
—————
(1)    Net sales presented in Other relate to the sale of products within our SRS non-reportable operating segments. Operating income presented in Other includes cost of sales and operating expenses totaling $2.9 billion and $5.4 billion for the three and six months ended August 3, 2025, respectively, within these SRS non-reportable operating segments.
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
Net Sales
The following table presents our Primary segment major product lines and the related merchandising departments (and related services):

Major Product Line	Merchandising Departments
Building Materials	Building Materials, Electrical, Lumber, Millwork, and Plumbing
Décor	Appliances, Bath, Flooring, Kitchen & Blinds, Lighting, and Paint
Hardlines	Hardware, Indoor Garden, Outdoor Garden, Power, and Storage & Organization

Fiscal Q2 2026 Form 10-Q	8

The following table presents net sales by major product line (and related services) within our Primary segment, as well as Other net sales:

	Three Months Ended		Six Months Ended
in millions	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025
Building Materials	$14,432	$14,225	$27,403	$27,197
Décor	13,929	13,805	26,534	26,250
Hardlines	14,445	14,127	26,632	25,997
Primary segment net sales	42,806	42,157	80,569	79,444
Other net sales (1)	5,055	3,120	9,057	5,689
Net sales	$47,861	$45,277	$89,626	$85,133
—————
Note: Certain product category changes within our Primary segment in the current year have resulted in prior year amounts being reclassified to conform with the current-year presentation. These changes had no impact on consolidated net sales.
(1)    Other net sales relate to the sale of products within our SRS non-reportable operating segments. Roofing and related products accounted for approximately 39% of Other net sales for both the three and six months ended August 2, 2026, and approximately 62% and 63% for the three and six months ended August 3, 2025, respectively.
The following table presents net sales, classified by geography:

	Three Months Ended		Six Months Ended
in millions	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025
Net sales – in the U.S.	$43,907	$41,729	$82,640	$78,953
Net sales – outside the U.S.	3,954	3,548	6,986	6,180
Net sales	$47,861	$45,277	$89,626	$85,133
The following table presents net sales by products and services:

	Three Months Ended		Six Months Ended
in millions	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025
Net sales – products	$46,300	$43,725	$86,736	$82,237
Net sales – services	1,561	1,552	2,890	2,896
Net sales	$47,861	$45,277	$89,626	$85,133
Deferred Revenue
For products and services sold in stores or online, payment is typically due at the point of sale. When we receive payment before the customer has taken possession of the merchandise or the service has been performed, the amount received is recorded as deferred revenue until the sale or service is complete. Such performance obligations are part of contracts with expected original durations of typically three months or less. As of August 2, 2026 and February 1, 2026, deferred revenue for products and services was $1.7 billion and $1.5 billion, respectively.
We further record deferred revenue for the sale of gift cards and recognize the associated revenue upon the redemption of those gift cards, which generally occurs within six months of gift card issuance. As of August 2, 2026 and February 1, 2026, our performance obligations for unredeemed gift cards were $1.0 billion and $1.1 billion, respectively. Gift card breakage income, which is our estimate of the portion of our outstanding gift card balance not expected to be redeemed, is recognized in net sales and was immaterial for the three and six months ended August 2, 2026 and August 3, 2025.

Fiscal Q2 2026 Form 10-Q	9

3.PROPERTY AND LEASES
Net Property and Equipment
Net property and equipment included accumulated depreciation and finance lease amortization of $32.9 billion as of August 2, 2026 and $31.4 billion as of February 1, 2026.
Leases
The following table presents certain consolidated balance sheet information related to operating and finance leases:

in millions	Consolidated Balance Sheet Classification	August 2, 2026	February 1, 2026
Assets:
Operating lease assets	Operating lease right-of-use assets	$9,300	$9,204
Finance lease assets (1)	Net property and equipment	2,691	2,563
Total lease assets		$11,991	$11,767
Liabilities:
Current:
Operating lease liabilities	Current operating lease liabilities	$1,516	$1,418
Finance lease liabilities	Current installments of long-term debt	303	288
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	8,155	8,160
Finance lease liabilities	Long-term debt, excluding current installments	2,791	2,675
Total lease liabilities		$12,765	$12,541
—————
(1)    Finance lease assets are recorded net of accumulated amortization of $1.7 billion and $1.6 billion as of August 2, 2026 and February 1, 2026, respectively.
The following table presents supplemental non-cash information related to leases:

	Six Months Ended
in millions	August 2, 2026	August 3, 2025
Lease assets obtained in exchange for new operating lease liabilities	$816	$793
Lease assets obtained in exchange for new finance lease liabilities	294	154
4.GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table presents the changes in the carrying amount of our goodwill:

in millions	Primary	Other (3)	Consolidated
Goodwill, balance at February 1, 2026	$8,564	$13,780	$22,344
Acquisitions (1)	38	525	563
Other (2)	1	(9)	(8)
Goodwill, balance at August 2, 2026	$8,603	$14,296	$22,899
—————
(1)    Activity includes the preliminary determination of goodwill related to the Mingledorff’s acquisition and other immaterial acquisitions completed during the six months ended August 2, 2026. See Note 10 for details regarding the Mingledorff’s acquisition.
(2)     Primarily reflects the net impact of foreign currency translation as well as immaterial measurement period adjustments related to acquisitions completed in the prior fiscal year.
(3)     Amounts presented in the Other column represent goodwill activity within our SRS non-reportable operating segments.

Fiscal Q2 2026 Form 10-Q	10

Intangible Assets
The following table presents information regarding our intangible assets:

	August 2, 2026			February 1, 2026
in millions	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-Lived Intangible Assets:
Customer relationships	$10,968	$(1,817)	$9,151	$10,517	$(1,535)	$8,982
Trade names	928	(258)	670	889	(191)	698
Other	13	(1)	12	1	(1)	—
Indefinite-Lived Intangible Assets:
Trade names	649		649	649		649
Total Intangible Assets	$12,558	$(2,076)	$10,482	$12,056	$(1,727)	$10,329
Our intangible asset amortization expense was $178 million and $349 million for the three and six months ended August 2, 2026, respectively, and $139 million and $278 million for the three and six months ended August 3, 2025, respectively.
The following table presents the estimated future amortization expense related to definite-lived intangible assets as of August 2, 2026:

in millions	Amortization Expense
Fiscal 2026 - remaining	$359
Fiscal 2027	707
Fiscal 2028	687
Fiscal 2029	648
Fiscal 2030	605
Thereafter	6,827
Total	$9,833

Fiscal Q2 2026 Form 10-Q	11

5.DEBT AND DERIVATIVE INSTRUMENTS
Short-Term Debt
We have a commercial paper program that allows for an aggregate of $11.0 billion in borrowings, and is supported by $11.0 billion of back-up credit facilities. At the beginning of fiscal 2026, these back-up credit facilities consisted of a five-year $3.5 billion credit facility scheduled to expire in May 2030, a 364-day $3.5 billion credit facility scheduled to expire in July 2026, a three-year $3.0 billion credit facility scheduled to expire in July 2028, and a 364-day $1.0 billion credit facility scheduled to expire in July 2026. During the second quarter of fiscal 2026, we entered into a new 364-day $4.5 billion back-up credit facility scheduled to expire in July 2027. This facility replaced our prior 364-day $3.5 billion and 364-day $1.0 billion back-up credit facilities, which were scheduled to expire in July 2026.
During the first six months of fiscal 2026, all of our short-term borrowings were under our commercial paper program, and the maximum amount outstanding during that period was $6.2 billion. At August 2, 2026, we had $4.2 billion of outstanding borrowings under our commercial paper program with a weighted average interest rate of 3.8% and no outstanding borrowings under our back-up credit facilities. At February 1, 2026, we had $4.5 billion of outstanding borrowings under our commercial paper program with a weighted average interest rate of 3.7% and no outstanding borrowings under our back-up credit facilities.
Long-Term Debt
We did not have any issuances of senior notes during the first six months of fiscal 2026. In April 2026, we repaid our $1.3 billion 3.00% senior notes at maturity. In June 2026, we repaid our $1.5 billion 5.15% senior notes at maturity.
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
We had outstanding interest rate swap agreements with combined notional amounts of $5.4 billion at both August 2, 2026 and February 1, 2026. These agreements are accounted for as fair value hedges that swap fixed for variable rate interest to hedge changes in the fair values of certain senior notes. At August 2, 2026 and February 1, 2026, the fair values of these agreements totaled $621 million and $558 million, respectively, all of which are recognized in other long-term liabilities on our consolidated balance sheets. All of our interest rate swap agreements designated as fair value hedges meet the shortcut method requirements under GAAP. Accordingly, the changes in the fair values of these agreements offset the changes in the fair value of the hedged long-term debt. At August 2, 2026 and February 1, 2026, the carrying amount of our long-term debt, excluding current installments, subject to fair value hedges was $14.5 billion and $14.6 billion, respectively.
During the three and six months ended August 2, 2026, there was no new material hedging activity or material change to any other hedging arrangement disclosed in our 2025 Form 10-K, and all related activity was immaterial for the periods presented within this report.
Collateral. We generally enter into master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit our credit risk, we enter into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain derivative instruments exceeds or falls below contractually established thresholds. The cash collateral posted by the Company related to derivative instruments under our collateral security arrangements was $498 million and $459 million as of August 2, 2026 and February 1, 2026, respectively, which was recorded in other current assets on our consolidated balance sheets. We did not hold any cash collateral from counterparties as of August 2, 2026 or February 1, 2026.

Fiscal Q2 2026 Form 10-Q	12

6.STOCKHOLDERS' EQUITY
Stock Rollforward
The following table presents a reconciliation of the number of shares of our common stock outstanding and cash dividends per share:

shares in millions	Three Months Ended		Six Months Ended
	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025
Common stock:
Shares at beginning of period	1,803	1,801	1,802	1,800
Shares issued under employee stock plans, net	1	—	2	1
Shares at end of period	1,804	1,801	1,804	1,801
Treasury stock:
Shares at beginning and end of period	(806)	(806)	(806)	(806)
Shares outstanding at end of period	998	995	998	995

Cash dividends per share	$2.33	$2.30	$4.66	$4.60
Share Repurchases
In August 2023, our Board of Directors (the “Board”) approved a $15.0 billion share repurchase authorization that replaced the previous authorization of $15.0 billion, which was approved in August 2022. The August 2023 authorization does not have a prescribed expiration date. In March 2024, we paused share repurchases and have not resumed share repurchase activity as of August 2, 2026. As of August 2, 2026, approximately $11.7 billion of the $15.0 billion share repurchase authorization remained available.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the assets and liabilities that are measured at fair value on a recurring basis:

	August 2, 2026	February 1, 2026
in millions	Fair Value (Level 2)	Fair Value (Level 2)
Derivative agreements – assets	$—	$—
Derivative agreements – liabilities	(623)	(559)
Total	$(623)	$(559)
The fair values of our derivative instruments are determined using an income approach and Level 2 inputs, which primarily include the respective interest rate forward curves and discount rates. Our derivative instruments are discussed further in Note 5.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Long-lived assets, goodwill, and other intangible assets are subject to nonrecurring fair value measurement for the assessment of impairment.

Fiscal Q2 2026 Form 10-Q	13

We did not have any material assets or liabilities that were measured and recognized at fair value on a nonrecurring basis during the three and six months ended August 2, 2026 or August 3, 2025.
Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents, receivables, accounts payable, short-term debt, and other long-term debt approximate fair value.
The following table presents the aggregate fair values and carrying amounts of our senior notes:

	August 2, 2026		February 1, 2026
in millions	Fair Value (Level 1)	Carrying Amount	Fair Value (Level 1)	Carrying Amount
Senior notes	$39,859	$44,905	$44,653	$47,748
8.WEIGHTED AVERAGE COMMON SHARES
The following table presents the reconciliation of our basic to diluted weighted average common shares as well as the number of anti-dilutive securities excluded from diluted weighted average common shares:

in millions	Three Months Ended		Six Months Ended
	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025
Basic weighted average common shares	994	992	994	992
Effect of potentially dilutive securities (1)	2	2	2	2
Diluted weighted average common shares	996	994	996	994

Anti-dilutive securities excluded from diluted weighted average common shares	2	1	1	1
—————
(1)    Represents the dilutive impact of stock-based awards.
9.CONTINGENCIES
We are involved in litigation arising in the normal course of business. In management’s opinion, any such litigation is not expected to have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.
10.ACQUISITIONS
Mingledorff's Acquisition
On May 11, 2026, we through our wholly owned subsidiary SRS, completed the acquisition of Mingledorff's, a leading wholesale distributor of HVAC equipment, parts, and supplies across the southeastern U.S., for total preliminary cash purchase consideration of approximately $1.1 billion. We have performed a preliminary purchase price allocation and recorded the estimated fair values of the assets acquired and liabilities assumed, including aggregate definite-lived intangible assets of $410 million with a weighted average amortization period of 21 years, and goodwill of $412 million. Net sales and net earnings attributable to Mingledorff’s for both the three and six months ended August 2, 2026 were immaterial. Pro forma results of operations are not presented as the effect of the acquisition was not material to our financial results.
GMS Acquisition
On September 4, 2025, we completed the acquisition of GMS, a leading distributor of specialty building products including drywall, ceilings, steel framing, and other complementary construction products, through branches located across the U.S. and Canada, for total cash purchase consideration of $5.1 billion. In fiscal 2025, we recorded a preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated acquisition date fair values. Areas that remain preliminary as of August 2, 2026 primarily relate to income taxes, as well as any changes to residual goodwill resulting from measurement period adjustments. Measurement period adjustments recognized in the first six months of fiscal 2026 were immaterial.

Fiscal Q2 2026 Form 10-Q	14

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
EXECUTIVE SUMMARY
For the second quarter of fiscal 2026, net sales were $47.9 billion and net earnings were $4.8 billion, or $4.79 per diluted share. For the first six months of fiscal 2026, net sales were $89.6 billion and net earnings were $8.1 billion, or $8.09 per diluted share.
During the first six months of fiscal 2026, we generated $11.4 billion of cash flow from operations. This cash flow, together with cash on hand, was used to fund $4.6 billion in cash dividends, repay $3.0 billion of long-term debt, fund $1.7 billion in capital expenditures, and fund $1.3 billion in acquisitions.
In February 2026, we announced a 1.3% increase in our quarterly cash dividend to $2.33 per share.
Our inventory turnover ratio was 4.5 times at the end of the second quarter of fiscal 2026, compared to 4.6 times at the end of the second quarter of fiscal 2025.
Our ROIC for the trailing twelve-month period was 24.8% at the end of the second quarter of fiscal 2026 and 27.2% at the end of the second quarter of fiscal 2025. The decrease in ROIC was primarily driven by higher average equity due to our ongoing pause in share repurchases. See the Non-GAAP Financial Measures section below for our definition and calculation of ROIC.
During the second quarter of fiscal 2026, we opened three new stores in the U.S., resulting in a total store count of 2,364 at August 2, 2026. A total of 325 stores, or 13.7%, were located in Canada and Mexico. At the end of the second quarter of fiscal 2026, we also operated over 1,340 locations within our SRS non-reportable operating segments throughout the U.S. and Canada.
Tariffs and Other Trade Policy Matters
We continue to monitor developments related to tariffs and other trade policy matters, including the effects of the U.S. Supreme Court decision invalidating tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”), ongoing litigation, and the implementation of additional tariffs. During the second quarter of fiscal 2026, we began receiving IEEPA tariff refunds pursuant to the U.S. Supreme Court ruling, and as of August 2, 2026, we had received approximately $730 million in IEEPA tariff refunds, representing the vast majority of our expected refunds. Approximately $685 million of these refunds were recognized as a reduction of cost of goods sold, with the remaining amount recorded as a reduction of inventory cost, nearly all within our Primary segment. Interest received in connection with the IEEPA tariff refunds was recognized within interest income and other, net on the consolidated statement of earnings.
As tariff and trade policy discussions are ongoing and related matters continue to evolve, we cannot predict with certainty their ultimate impact on our business in future periods, including our results of operations and cash flows. For more information on these risks and uncertainties see Part I, Item 1A. “Risk Factors” of our 2025 Form 10-K.

Fiscal Q2 2026 Form 10-Q	15

RESULTS OF OPERATIONS
The following table presents the percentage relationship between net sales and major categories in our consolidated statements of earnings.
FISCAL 2026 AND FISCAL 2025 THREE MONTH COMPARISONS

	Three Months Ended
	August 2, 2026		August 3, 2025
dollars in millions	$	% of Net Sales	$	% of Net Sales
Net sales	$47,861		$45,277
Gross profit	16,115	33.7%	15,125	33.4%
Operating expenses:
Selling, general and administrative	8,424	17.6	7,764	17.1
Depreciation and amortization	852	1.8	806	1.8
Total operating expenses	9,276	19.4	8,570	18.9
Operating income	6,839	14.3	6,555	14.5
Interest and other (income) expense:
Interest income and other, net	(59)	(0.1)	(25)	(0.1)
Interest expense	583	1.2	575	1.3
Interest and other, net	524	1.1	550	1.2
Earnings before provision for income taxes	6,315	13.2	6,005	13.3
Provision for income taxes	1,549	3.2	1,454	3.2
Net earnings	$4,766	10.0%	$4,551	10.1%
—————
Note: Certain percentages may not sum to totals due to rounding.

	Three Months Ended
Selected financial and sales data:	August 2, 2026	August 3, 2025	% Change
Comparable sales (% change)	1.7%	1.0%	N/A
Comparable customer transactions (% change) (1)	(1.0)%	(0.4)%	N/A
Comparable average ticket (% change) (1) (2)	2.8%	1.4%	N/A
Customer transactions (in millions) (1)	443.2	446.8	(0.8)%
Average ticket (1) (2)	$92.50	$90.01	2.8%
Diluted earnings per share	$4.79	$4.58	4.6%
—————
(1)Customer transactions and average ticket measures do not include results from HD Supply or SRS.
(2)Average ticket represents the average price paid per transaction and is used by management to monitor the performance of the Company, as it represents a primary driver in measuring sales performance.
Sales
We assess our sales performance by evaluating both net sales and comparable sales.
Net Sales. Net sales for the second quarter of fiscal 2026 were $47.9 billion, an increase of 5.7% from $45.3 billion for the second quarter of fiscal 2025. The increase in net sales for the second quarter of fiscal 2026 was primarily driven by sales from GMS, which was acquired on September 4, 2025 and contributed $1.4 billion of incremental net sales during the second quarter of fiscal 2026, as well as the impact of a positive comparable sales environment. Net sales also increased due to sales from our acquisition of Mingledorff’s as well as sales from new stores and branches.
Online sales represented 16.6% of net sales during the second quarter of fiscal 2026 and increased by 11.0% compared to the second quarter of fiscal 2025. Online sales consist of sales of products generated through websites and mobile applications and do not include results from HD Supply or SRS.

Fiscal Q2 2026 Form 10-Q	16

A weaker U.S. dollar compared to the second quarter of fiscal 2025 positively impacted net sales by $105 million during the second quarter of fiscal 2026.
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
Total comparable sales for the second quarter of fiscal 2026 increased 1.7%, primarily reflecting a 2.8% increase in comparable average ticket, partially offset by a 1.0% decrease in comparable customer transactions compared to the second quarter of fiscal 2025. Foreign exchange rates positively impacted comparable sales by approximately 25 basis points for the second quarter of fiscal 2026. Our comparable sales results reflect customer engagement with smaller repair and maintenance projects, despite the impact of consumer uncertainty and housing affordability pressure on home improvement demand.
During the second quarter of fiscal 2026, our Storage & Organization, Electrical, Hardware, Power, Plumbing, Indoor Garden, Kitchen & Blinds, Paint, Bath, Outdoor Garden, Building Materials, Flooring, and Millwork merchandising departments within our Primary segment posted positive comparable sales compared to the second quarter of fiscal 2025.
Gross Profit
Gross profit for the second quarter of fiscal 2026 increased 6.5% to $16.1 billion from $15.1 billion for the second quarter of fiscal 2025. Gross profit as a percentage of net sales, or gross profit margin, was 33.7% for the second quarter of fiscal 2026 compared to 33.4% for the second quarter of fiscal 2025. The increase in gross profit margin during the second quarter of fiscal 2026 reflects the benefit from IEEPA tariff refunds, largely offset by incremental cost pressures related to fuel, energy, and other product input costs, as well as the inclusion of GMS in our consolidated results.
Operating Expenses
Our operating expenses are composed of SG&A and depreciation and amortization.
Selling, General & Administrative. SG&A for the second quarter of fiscal 2026 increased $660 million, or 8.5%, to $8.4 billion from $7.8 billion for the second quarter of fiscal 2025. As a percentage of net sales, SG&A was 17.6% for the second quarter of fiscal 2026 compared to 17.1% for the second quarter of fiscal 2025, primarily reflecting higher operating costs relative to comparable sales performance.
Depreciation and Amortization. Depreciation and amortization for the second quarter of fiscal 2026 increased $46 million, or 5.7%, to $852 million from $806 million for the second quarter of fiscal 2025. As a percentage of net sales, depreciation and amortization was 1.8% for both the second quarter of fiscal 2026 and 2025.
Interest and Other, net
Interest and other, net was $524 million for the second quarter of fiscal 2026 compared to $550 million for the second quarter of fiscal 2025. As a percentage of net sales, interest and other, net was 1.1% for the second quarter of fiscal 2026 compared to 1.2% for the second quarter of fiscal 2025, and reflects higher interest income due to interest received from IEEPA tariff refunds during the second quarter of fiscal 2026.
Provision for Income Taxes
Our combined effective income tax rate was 24.5% for the second quarter of fiscal 2026 compared to 24.2% for the second quarter of fiscal 2025.
Diluted Earnings per Share
Diluted earnings per share were $4.79 for the second quarter of fiscal 2026 compared to $4.58 for the second quarter of fiscal 2025. The increase in diluted earnings per share was primarily driven by higher net earnings during the second quarter of fiscal 2026.

Fiscal Q2 2026 Form 10-Q	17

FISCAL 2026 AND FISCAL 2025 SIX MONTH COMPARISONS

	Six Months Ended
	August 2, 2026		August 3, 2025
dollars in millions	$	% of Net Sales	$	% of Net Sales
Net sales	$89,626		$85,133
Gross profit	29,896	33.4%	28,584	33.6%
Operating expenses:
Selling, general and administrative	16,383	18.3	15,294	18.0
Depreciation and amortization	1,693	1.9	1,602	1.9
Total operating expenses	18,076	20.2	16,896	19.8
Operating income	11,820	13.2	11,688	13.7
Interest and other (income) expense:
Interest income and other, net	(66)	(0.1)	(49)	(0.1)
Interest expense	1,194	1.3	1,190	1.4
Interest and other, net	1,128	1.3	1,141	1.3
Earnings before provision for income taxes	10,692	11.9	10,547	12.4
Provision for income taxes	2,637	2.9	2,563	3.0
Net earnings	$8,055	9.0%	$7,984	9.4%
—————
Note: Certain percentages may not sum to totals due to rounding.

	Six Months Ended
Selected financial and sales data:	August 2, 2026	August 3, 2025	% Change
Comparable sales (% change)	1.2%	0.4%	N/A
Comparable customer transactions (% change) (1)	(1.2)%	(0.5)%	N/A
Comparable average ticket (% change) (1) (2)	2.5%	0.7%	N/A
Customer transactions (in millions) (1)	834.3	841.6	(0.9)%
Average ticket (1) (2)	$92.62	$90.34	2.5
Diluted earnings per share	$8.09	$8.03	0.7%
—————
(1)Customer transactions and average ticket measures do not include results from HD Supply or SRS.
(2)Average ticket represents the average price paid per transaction and is used by management to monitor the performance of the Company, as it represents a primary driver in measuring sales performance.
Sales
We assess our sales performance by evaluating both net sales and comparable sales.
Net Sales. Net sales for the first six months of fiscal 2026 were $89.6 billion, an increase of 5.3% from $85.1 billion for the first six months of fiscal 2025. The increase in net sales for the first six months of fiscal 2026 was primarily driven by sales from GMS which contributed approximately $2.8 billion of incremental net sales during the first six months of fiscal 2026, as well as the impact of a positive comparable sales environment. Net sales also increased due to sales from new stores and branches, as well as our acquisition of Mingledorff’s.
Online sales represented 16.5% of net sales during the first six months of fiscal 2026 and increased by 10.8% compared to the first six months of fiscal 2025.
A weaker U.S. dollar compared to the first six months of fiscal 2025 positively impacted net sales by $325 million during the first six months of fiscal 2026.
Comparable Sales. Total comparable sales for the first six months of fiscal 2026 increased 1.2%, primarily reflecting a 2.5% increase in comparable average ticket, partially offset by a 1.2% decrease in comparable customer transactions compared to the first six months of fiscal 2025. Foreign exchange rates positively impacted comparable sales by approximately 40 basis points for the first six months of fiscal 2026. Our comparable sales

Fiscal Q2 2026 Form 10-Q	18

results reflect customer engagement with smaller repair and maintenance projects, despite the impact of consumer uncertainty and housing affordability pressure on home improvement demand.
During the first six months of fiscal 2026, our Storage & Organization, Hardware, Power, Electrical, Plumbing, Indoor Garden, Bath, Paint, Kitchen & Blinds, and Outdoor Garden merchandising departments within our Primary segment posted positive comparable sales compared to the first six months of fiscal 2025.
Gross Profit
Gross profit for the first six months of fiscal 2026 increased 4.6% to $29.9 billion from $28.6 billion for the first six months of fiscal 2025. Gross profit as a percentage of net sales, or gross profit margin, was 33.4% for the first six months of fiscal 2026 compared to 33.6% for the first six months of fiscal 2025. The decrease in gross profit margin during the first six months of fiscal 2026 reflects the inclusion of GMS in our consolidated results, as well as incremental cost pressures related to fuel, energy, and other product input costs, largely offset by the benefit from IEEPA tariff refunds.
Operating Expenses
Our operating expenses are composed of SG&A and depreciation and amortization.
Selling, General & Administrative. SG&A for the first six months of fiscal 2026 increased $1.1 billion, or 7.1%, to $16.4 billion from $15.3 billion for the first six months of fiscal 2025. As a percentage of net sales, SG&A was 18.3% for the first six months of fiscal 2026 compared to 18.0% for the first six months of fiscal 2025, primarily reflecting higher operating costs relative to comparable sales performance.
Depreciation and Amortization. Depreciation and amortization for the first six months of fiscal 2026 increased $91 million, or 5.7%, to $1.7 billion from $1.6 billion for the first six months of fiscal 2025. As a percentage of net sales, depreciation and amortization was 1.9% for the first six months of both fiscal 2026 and fiscal 2025.
Interest and Other, net
Interest and other, net was $1.1 billion for the first six months of both fiscal 2026 and fiscal 2025. As a percentage of net sales, interest and other, net was 1.3% for the first six months of both fiscal 2026 and fiscal 2025.
Provision for Income Taxes
Our combined effective income tax rate was 24.7% for the first six months of fiscal 2026 compared to 24.3% for the first six months of fiscal 2025.
Diluted Earnings per Share
Diluted earnings per share were $8.09 for the first six months of fiscal 2026, compared to $8.03 for the first six months of fiscal 2025. The increase in diluted earnings per share was primarily driven by higher net earnings during the first six months of fiscal 2026.
NON-GAAP FINANCIAL MEASURES
To provide clarity on our operating performance, we supplement our reporting with certain non-GAAP financial measures. However, this supplemental information should not be considered in isolation or as a substitute for the related GAAP measures. Non-GAAP financial measures presented herein may differ from similar measures used by other companies.
Return on Invested Capital
We believe ROIC is meaningful for management, investors, and ratings agencies because it measures how effectively we deploy our capital base. ROIC is a non-GAAP profitability measure, not a measure of financial performance under GAAP. We define ROIC as NOPAT, a non-GAAP financial measure, for the most recent twelve-month period, divided by average debt and equity. We define average debt and equity as the average of beginning and ending long-term debt (including current installments) and equity for the most recent twelve-month period.

Fiscal Q2 2026 Form 10-Q	19

The following table presents the calculation of ROIC, together with a reconciliation of NOPAT to net earnings (the most comparable GAAP financial measure):

	Twelve Months Ended (2)
dollars in millions	August 2, 2026	August 3, 2025
Net earnings	$14,227	$14,629
Interest and other, net	2,275	2,344
Provision for income taxes	4,520	4,628
Operating income	21,022	21,601
Income tax adjustment (1)	(5,115)	(5,189)
NOPAT	$15,907	$16,412

Average debt and equity	$64,124	$60,305

ROIC	24.8%	27.2%
—————
(1)Income tax adjustment is defined as operating income multiplied by our effective tax rate for the trailing twelve months.
(2)The fourth quarter of fiscal 2024 includes 14 weeks. All other quarters include 13 weeks. Consistent with our consolidated financial statements, periods presented only include operating results for acquisitions since their respective acquisition dates.
LIQUIDITY AND CAPITAL RESOURCES
At August 2, 2026, we had $2.1 billion in cash and cash equivalents, of which $1.4 billion was held by our foreign subsidiaries. We believe that our current cash position, cash flow generated from operations, funds available from our commercial paper program, and access to the long-term debt capital markets should be sufficient not only for our operating requirements, any required debt payments, and satisfaction of other contractual obligations, but also to enable us to invest in the business, fund dividend payments, and fund any share repurchases through the next several fiscal years. In addition, we believe that we have the ability to obtain alternative sources of financing, if necessary or appropriate.
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
During the first six months of fiscal 2026, we invested $1.7 billion back into our business in the form of capital expenditures. We plan to invest approximately $4 billion back into our business in the form of capital expenditures in fiscal 2026, in line with our expectation of approximately 2.5% of projected fiscal 2026 net sales. We expect to make investments across initiatives supporting our strategy of driving our core and culture, including building new stores and maintaining existing stores, delivering a frictionless interconnected experience, and winning with Pros. However, as in the past, we may adjust our capital expenditures to support the operations of the business, to enhance long-term strategic positioning, or in response to the economic environment, as necessary or appropriate. We may also utilize acquisitions to help accelerate our strategic initiatives.
In February 2026, we announced a 1.3% increase in our quarterly cash dividend from $2.30 to $2.33 per share. During the first six months of fiscal 2026, we paid cash dividends of $4.6 billion to shareholders. We intend to pay a dividend in the future; however, any future dividend is subject to declaration by our Board based on our earnings, capital requirements, financial condition, and other factors considered relevant by our Board.
In August 2023, our Board approved a $15.0 billion share repurchase authorization that replaced the previous authorization of $15.0 billion, which was approved in August 2022. The August 2023 authorization does not have a prescribed expiration date. As of August 2, 2026, approximately $11.7 billion of the $15.0 billion share repurchase authorization remained available.

Fiscal Q2 2026 Form 10-Q	20

DEBT
We have a commercial paper program that allows for an aggregate of $11.0 billion in borrowings, and is supported by $11.0 billion of back-up credit facilities. At the beginning of fiscal 2026, these back-up credit facilities consisted of a five-year $3.5 billion credit facility scheduled to expire in May 2030, a 364-day $3.5 billion credit facility scheduled to expire in July 2026, a three-year $3.0 billion credit facility scheduled to expire in July 2028, and a 364-day $1.0 billion credit facility scheduled to expire in July 2026. During the second quarter of fiscal 2026, we entered into a new 364-day $4.5 billion back-up credit facility scheduled to expire in July 2027. This facility replaced our prior 364-day $3.5 billion and 364-day $1.0 billion back-up credit facilities, which were scheduled to expire in July 2026.
During the first six months of fiscal 2026, all of our short-term borrowings were under our commercial paper program. We utilized commercial paper borrowings to support general liquidity, including the repayment of long-term debt, and the maximum amount outstanding during the first six months of fiscal 2026 was $6.2 billion. At August 2, 2026, we had outstanding borrowings under our commercial paper program of $4.2 billion with a weighted average interest rate of 3.8%, we had no outstanding borrowings under our back-up credit facilities, and we were in compliance with all of the covenants contained in our back-up credit facilities, none of which are expected to impact our liquidity or capital resources.
We also issue senior notes from time to time. We did not have any issuances of senior notes during the first six months of fiscal 2026. During the first six months of fiscal 2026, we repaid an aggregate of $2.8 billion of senior notes at maturity.
The indentures governing our senior notes do not generally limit our ability to incur additional indebtedness or require us to maintain financial ratios or specified levels of net worth or liquidity. The indentures governing our notes contain various covenants, none of which are expected to impact our liquidity or capital resources. We were in compliance with all such covenants at August 2, 2026. See Note 5 to our consolidated financial statements for further discussion of our debt arrangements.
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
Net cash provided by operating activities increased by $2.5 billion in the first six months of fiscal 2026 compared to the first six months of fiscal 2025, primarily due to changes in working capital. Changes in working capital were primarily driven by timing of vendor payments and inventory management, along with the deferral of our fourth quarter fiscal 2024 estimated federal tax payment to the first quarter of fiscal 2025, which resulted in fewer income tax payments in the first six months of fiscal 2026 compared to the first six months of fiscal 2025.
Investing Activities
Net cash used in investing activities increased by $1.1 billion in the first six months of fiscal 2026 compared to the first six months of fiscal 2025, primarily resulting from higher cash paid for acquisitions during the first six months of fiscal 2026 compared to the first six months of fiscal 2025.
Financing Activities
Net cash used in financing activities in the first six months of fiscal 2026 primarily reflected $4.6 billion of cash dividends paid and $3.0 billion of repayments of long-term debt. Net cash used in financing activities in the first six months of fiscal 2025 primarily reflected $4.6 billion of cash dividends paid and $1.2 billion of repayments of long-term debt.

Fiscal Q2 2026 Form 10-Q	21

CRITICAL ACCOUNTING ESTIMATES
During the first six months of fiscal 2026, there were no changes to our critical accounting estimates or our significant accounting policies as disclosed in the 2025 Form 10-K. Our significant accounting policies are disclosed in Note 1 to our consolidated financial statements.
ADDITIONAL INFORMATION
For information on accounting pronouncements that have impacted or may materially impact our consolidated financial condition, results of operations, or cash flows, see Note 1 to our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risk results primarily from fluctuations in interest rates in connection with our long-term debt portfolio. We are also exposed to risks from foreign currency exchange rate fluctuations on the translation of our foreign operations into U.S. dollars and on the purchase of goods by these foreign operations that are not denominated in their local currencies. Additionally, we may experience inflation and deflation related to our purchase and sale of certain commodity products. During the first six months of fiscal 2026, there were no material changes to our market risks from those disclosed in the 2025 Form 10-K.
Item 4. Controls and Procedures.
Under the direction and with the participation of our Principal Financial Officer and Interim Principal Executive Officer, we evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) and concluded that our disclosure controls and procedures were effective as of August 2, 2026.
We are in the process of an ongoing business transformation initiative, which includes upgrading and migrating certain accounting and finance systems. We plan to continue to migrate additional business processes over the course of the next few years and have modified and will continue to modify the design and implementation of certain internal control processes as the transformation continues.
Except as described above, there were no other changes in our internal control over financial reporting during the fiscal quarter ended August 2, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Fiscal Q2 2026 Form 10-Q	22

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table presents the number and average price of shares purchased in each fiscal month of the second quarter of fiscal 2026:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Dollar Value of Shares that May Yet Be Purchased Under the Program(2)(3)
May 4, 2026 – May 31, 2026	7,168	$318.38	—	$11,657,503,041
June 1, 2026 – June 28, 2026	1,176	319.74	—	11,657,503,041
June 29, 2026 – August 2, 2026	2,147	343.70	—	11,657,503,041
	10,491	323.72	—
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
(2)On August 14, 2023, our Board approved a $15.0 billion share repurchase authorization that replaced the previous authorization of $15.0 billion, which was approved on August 18, 2022. The August 2023 authorization does not have a prescribed expiration date. We paused share repurchases in March 2024 and had not resumed share repurchase activity as of August 2, 2026.
(3)Excludes excise taxes incurred on share repurchases.
SALES OF UNREGISTERED SECURITIES
During the second quarter of fiscal 2026, we issued 3,113 deferred stock units under The Home Depot, Inc. Nonemployee Directors’ Deferred Stock Compensation Plan pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of the SEC’s Regulation D thereunder. The deferred stock units were credited during the second quarter of fiscal 2026 to the accounts of those non-employee directors who elected to receive all or a portion of Board retainers in the form of deferred stock units instead of cash. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in the plan.
During the second quarter of fiscal 2026, we credited 876 deferred stock units to participant accounts under the Restoration Plans pursuant to an exemption from the registration requirements of the Securities Act for involuntary, non-contributory plans. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in these plans.
Item 5. Other Information.
Trading Arrangements
During the fiscal quarter ended August 2, 2026, no director or officer (as defined in the rules under Section 16 of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Fiscal Q2 2026 Form 10-Q	23

Item 6. Exhibits.
Exhibits not filed or furnished herewith are incorporated by reference to exhibits previously filed with the SEC, as reflected in the table below.

Exhibit		Description
3.1		Restated Certificate of Incorporation of The Home Depot, Inc. [Form 8-K filed on May 26, 2026 Exhibit 3.1]
3.2		By-Laws of The Home Depot, Inc. (As Amended and Restated Effective November 20, 2025) [Form 8-K filed on November 24, 2025, Exhibit 3.2]
31.1	*	Certification of the Executive Vice President and Chief Financial Officer and Interim Principal Executive Officer pursuant to Rule 13a-14(a)
32.1	‡	Certification of the Executive Vice President and Chief Financial Officer and Interim Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
—————
*    Filed herewith
‡    Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of the SEC’s Regulation S-K

Fiscal Q2 2026 Form 10-Q	24

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HOME DEPOT, INC. (Registrant)

By:	/s/ RICHARD V. MCPHAIL
Richard V. McPhail, Executive Vice President and Chief Financial Officer (Principal Financial Officer) and Interim Principal Executive Officer

/s/ KIMBERLY R. SCARDINO
Kimberly R. Scardino, Senior Vice President – Finance, Chief Accounting Officer and Controller (Principal Accounting Officer)

Date:	August 24, 2026

Fiscal Q2 2026 Form 10-Q	25